Form 10-Q
period 1996-03-31
ALPHA HOSPITALITY CORP
filed 1996-05-15
CIK 906780

U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM lO-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-64236

  Alpha Hospitality Corporation
 (Exact name of registrant as specified in its charter)

 Delaware                            13-3714474
 (State or other jurisdiction of    (I.R.S. Employer Identification Number)
 incorporation or organization)

 12 East 49th Street, New York, NY 10017
 (Address of principal executive offices)

 (212) 750-3500
 (Issuer's telephone number)

  Not applicable
  (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes X    No  ___

      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 13, 1996

  Class

  Common Stock, $0.01 par value 13,403,325 shares

  Transitional Small Business Disclosure Format (check one):

           Yes  _____       No  X

                          ALPHA HOSPITALITY CORPORATION

                                      INDEX


PART I        FINANCIAL INFORMATION (UNAUDITED)                        PAGE NO.

Item 1.       Financial Statements

                 Consolidated Balance Sheets
                 March 31, 1996 and December 31, 1995                     1

                 Consolidated Statements of Operations
                 Three months ended March 31,1996
                 and 1995                                                 2

                 Consolidated Statements of Cash Flows
                 Three months ended March 31,1996
                 and 1995                                                 3-4

                 Notes to Consolidated Financial Statements               5-12

Item 2.       Management's Discussion and Analysis
              or Plan of Operation                                       13-18










All items which are not applicable or to which the answer is negative have been omitted from this report.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             March 31,     December 31,
                                                               1996            1995
                                                           -----------      ---------
                                   ASSETS                  (Unaudited)

CURRENT ASSETS:
   Cash, including restricted cash of $50 and $64 in 1996
      and 1995, respectively .............................  $  2,605       $  2,316
   Accounts receivable, less allowance for doubtful
      accounts of $354 ...................................       631            703
   Inventories ...........................................       492            536
   Prepaid insurance .....................................     1,079          1,796
   Other current assets ..................................     1,049          1,349
                                                            --------       --------
         Total current assets ............................     5,856          6,700
                                                            --------       --------

PROPERTY AND EQUIPMENT, less accumulated
   depreciation and amortization of $15,188 and
   $13,385 in 1996 and 1995, respectively ................    58,539         59,255
                                                            --------       --------

OTHER ASSETS, deposits and other .........................       857            818
                                                            --------       --------
                                                            $ 65,252       $ 66,773
                                                            ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt ..................  $ 11,910       $ 27,319
   Notes payable .........................................     3,839          3,816
   Accounts payable and accrued expenses .................     9,625         10,709
   Accrued payroll and related liabilities ...............     3,622          2,849
   Due to affiliate, current maturity ....................     2,000          2,000
                                                            --------       --------
         Total current liabilities .......................    30,996         46,693
                                                            --------       --------
LONG-TERM DEBT, less current maturities ..................    14,507          2,312
                                                            --------       --------

DUE TO AFFILIATE, less current maturity, including
   accrued interest of $437 and $503 in 1996 and
   1995, respectively ....................................    17,851         15,864
                                                            --------       --------

AMOUNT DUE UNDER REDEMPTION AGREEMENT ....................       719             --
                                                            --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, authorized 17,000 shares,
      12,702 and 12,354 shares issued in 1996 and
      1995 respectively ..................................       127            124
   Capital in excess of par value ........................    36,479         32,779
   Common stock subscribed ...............................     1,600
   Accumulated deficit ...................................   (35,427)       (32,599)
                                                            --------       --------
         Total stockholders' equity ......................     1,179          1,904
                                                            --------       --------
                                                            $ 65,252       $ 66,773
                                                            ========       ========

          See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                    (in thousands, except for per share data)

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                         1996            1995
                                                       --------        --------
REVENUES:
   Casino                                              $ 12,837        $  6,233
   Food and beverage                                        347             298
   Hotel management fees                                    450             545
   Retail and other                                          34              22
                                                       --------        --------
         Total revenues                                  13,668           7,098
                                                       --------        --------

COSTS AND EXPENSES:
   Casino                                                 5,051           3,230
   Food and beverage                                        265             197
   Hotel management costs                                   320             383
   Selling, general and administration                    7,762           4,429
   Interest                                               1,372             601
   Depreciation and amortization                          1,802             978
   Development costs                                        268              87
                                                       --------        --------
                                                         16,840           9,905
                                                       --------        --------

NET LOSS FROM OPERATIONS                                 (3,172)         (2,807)

CAPITAL LEASE RESTRUCTURING                                 344              --
                                                       --------        --------

NET LOSS                                               $ (2,828)       $ (2,807)
                                                       ========        ========

WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING                                        12,702          10,947
                                                       ========        ========

LOSS PER COMMON SHARE                                  $  (0.22)       $  (0.26)
                                                       ========        ========



          See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   ------------------
                                                                     1996      1995
                                                                   -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $(2,828)   $(2,807)
                                                                   -------    -------
   Adjustments to reconcile net loss to net cash
      used in operating activities
         Depreciation and amortization                               1,802        978
         Lease restructuring                                          (344)
         Imputed interest on long-term debt                             70
         Changes in operating assets and liabilities:
             Decrease in accounts receivable                            72         56
             (Increase) decrease in inventories                         44        (12)
             Decrease in prepaid insurance                             717         96
             (Increase) decrease in other current assets               300       (144)
             Increase (decrease) in accounts payable and
               accrued expenses                                       (708)       387
             Increase in accrued payroll and related liabilities       773        736
                                                                   -------    -------
                  Total adjustments                                  2,656      2,167
                                                                   -------    -------
NET CASH USED IN OPERATING ACTIVITIES                                 (172)      (640)
                                                                   -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                              (1,086)      (440)
   Payments for deposits and other assets                              (39)      (127)
                                                                   -------    -------
NET CASH USED IN INVESTING ACTIVITIES                               (1,125)      (567)
                                                                   -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from affiliate                                           2,053      1,028
   Proceeds from notes payable                                         158
   Payments on notes payable                                          (135)      (114)
   Payments on long-term debt                                         (490)      (438)
                                                                   -------    -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            1,586        476
                                                                   -------    -------
NET INCREASE (DECREASE) IN CASH                                        289       (731)

CASH, beginning of period                                            2,316      1,180
                                                                   -------    -------

CASH, end of period                                                $ 2,605    $   449
                                                                   =======    =======


          See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)
                                 (in thousands)

                                                              Three Months Ended
                                                                    March 31,
                                                               -----------------
                                                                 1996       1995
                                                               ------     ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION, cash paid for interest during
   the period                                                  $1,064     $  202
                                                               ======     ======

SUPPLEMENTAL SCHEDULES OF NONCASH
FINANCING ACTIVITIES:
   Capital lease restructuring, includes accrued
      interest of $74                                          $  344     $ --
                                                               ======     ======

   Common stock issued for payment of long-term debt           $2,454     $ --
                                                               ======     ======

   Amount due under redemption agreement, includes
      $368 of accrued interest                                 $  719     $ --
                                                               ======     ======

          See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
                                 (in thousands)


NOTE 1 - NATURE OF BUSINESS:

     Alpha Hospitality Corporation (the "Company") was incorporated in Delaware on March 19, 1993 and has adopted a December 31 year end. The Company owns and operates dockside casinos located in Lakeshore and Greenville, Mississippi. In addition, the Company provides services for the management of hotels and motels located in ten states.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES:

     Financial Statements - The accompanying unaudited consolidated financial statements of Alpha Hospitality Corporation and subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principals. All adjustments which are of a normal and recurring nature and, in the opinion of management, necessary for a fair presentation have been included. The unaudited financial statements should be read in conjunction with the audited financial statements of December 30, 1995, included in the 10-K.

     Operations and Principles of Consolidation - The accompanying statements include the accounts of the company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

     Loss Per Common Share - Loss per common share is based on the weighted average number of common shares outstanding. The Company's outstanding stock options and warrants are excluded in the computation since they would have an antidilutive effect on loss per common share. Bally's 701 shares being held in escrow are not included in this calculation until such time that the shares are sold from escrow. (See Note 7.)

     Promotional Allowances - Revenues do not include the retail amount of food and beverage of approximately $1,066 and $917 provided gratuitously to customers, for the three months ended March 31, 1996 and 1995, respectIvely.

     Reclassifications - Certain amounts have been reclassified in 1995 to conform to the 1996 presentation.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
                                 (in thousands)

NOTE 3 - NOTES PAYABLE:

     Notes payable at March 31, 1996 and December 31, 1995 are comprised of the following:

                                                                   Interest             March 31         December 31
                                                                     Rate                 1996              1995
                                                                     ----                 ----              ----
Revolving line of credit with payments of
  principal and interest due monthly,
  collateralized by funds held at the
  Company's casino and guaranteed by                                Prime
  an affiliate                                                       +2%                   $98                $145

Notes payable to former Cotton Club
  stockholders                                                       10%                 3,293               3,293

Revolving line of credit of $500 with
  payments of principal and interest due
  September 1, 1996, collateralized by cash
  advances                                                                                 358                 200

Note payable to third party with
  payments of principal and interest due
  monthly, collateralized by certain
  vehicles                                                           11%                    69                 103

Unsecured note payable                                                                                          53

Employee loans                                                    Various                   21                  22
                                                                                        ------              ------
                                                                                        $3,839              $3,816
                                                                                        ======              ======


NOTE 4 - LONG-TERM DEBT:

     Long-term debt at March 31, 1996 and December 31,1995 are comprised of the following:

                                                                   Interest             March 31         December 31
                                                                     Rate                 1996              1995
                                                                     ----                 ----              ----
Mortgage note payable, Bryanston,
  principal and interest due monthly
  through November 1998, collateralized by
  the barge located in Greenville,
  Mississippi, and certain other assets                              10%                 $7,800              $7,800


                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
                                 (in thousands)

NOTE 4 - LONG-TERM DEBT (CONTINUED):

                                                                   Interest             March 31         December 31
                                                                     Rate                 1996              1995
                                                                     ----                 ----              ----
Motgage note payable in monthly
 installments of $70 plus interest at
 30-day commercial paper rate (5.83% at
 March 31, 1996) plus 3.5% adjusted
 quarterly, funded with weekly deposits
 of $25 into a restricted cash account,
 collateralized by the barge and
 improvements located in
 Lakeshore, Mississippi                                                9%                $ 3,656             $ 3,736

Equipment notes payable monthly
 through November 1999 and
 collateralized by certain assets                                  11-14%                 10,616              13,432

Capitalized lease obligations, payable
 monthly, expiring in various years
 through 2001 (See Note 10)                                        10-15%                    616                 925

Loans payable in equal
 quarterly installments over 10 years
 with interest at 9% per annum,
 commencing in January 1996. Loans
 are subordinated to the Bryanston
 mortgage note payable and will be
 repaid only if the Company maintains
 certain financial ratios. Approximately
 $2,474 is owed to Bryanston                                         12%                   3,655               3,655

Bank notes, payable monthly through
 1997, collateralized by certain
 equipment                                                         8-10%                      74                  83
                                                                                         -------              ------
                                                                                          26,417              29,631

Less current portion                                                                      11,910              27,319
                                                                                         -------              ------
                                                                                         $14,507             $ 2,312
                                                                                         =======             =======

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
                                 (in thousands)


NOTE 4 - LONG-TERM DEBT (CONTINUED):


Aggregate future required principal payments are approximately as follows:

            Year ending March 31:
            1997                                        $11,910
            1998                                          8,797
            1999                                          2,301
            2000                                          1,665
            2001                                            323
            Thereafter                                    1,421
                                                        -------
                                                        $26,417
                                                        =======


     At March 31, 1996, the Company was in default of (i) its mortgage notes payable for non-payment, (ii) the Lakeshore equipment notes aggregating approximately $3,433 for the breach of several loan covenants and certain loans payable aggregating approximately $3,655 for non-payment. The Company received a waiver of the defaults of the loan payable and mortgage note payable to Bryanston. Accordingly, the Lakeshore mortgage note payable ($3,656), the Lakeshore equipment notes payable ($3,433) and a certain loan payable ($1,181) are reflected in current liabilities at March 31, 1996.

     At December 31, 1995, the Company was in default of (i) its mortgage notes payable for non-payment, (ii) the equipment notes aggregating approximately $13,432 for the breach of several loan covenants and (iii) a capital lease of approximately $745 for non-payment. Subsequently, the Company has restructured the aforementioned capital lease (See Note 10). Certain loans payable aggregating approximately $3,655 went into default in 1996 due to non-payment. The Company received a waiver of the default of the loan payable to Bryanston. Accordingly, the mortgage notes payable ($11,536), equipment notes payable ($13,432), capital lease ($745) and a certain loan payable ($1,181) were reflected in current liabilities at December 31, 1995.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
                                 (in Thousands)

NOTE 5 - ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES:

     March 31, 1996 and December 31, 1995, accounts payable and other accrued expenses are comprised of the following.

                                                 March 31     December 31
                                                   1996          1995
                                                   ----          ----
            Construction                          $1,425       $ 1,218
            Insurance financing                      986         1,585
            Accrued professional fees                903           851
            Accrued property taxes                   463           843
            Accrued interest                         913           974
            Other                                  4,935         5,238
                                                  ------       -------
                                                  $9,625       $10,709
                                                  ======       =======




NOTE 6 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS:

The company is obligated under a $20,000 non-revolving promissory note ($19,414 and $17,361 outstanding at March 31, 1996 and December 31, 1996, respectively) with Bryanston. The note, which bears interest at prime rate (8.5% at March 31, 1996 plus 2%, is payable at the lesser of the outstanding principal amount or $2,000 per annum through December 31, 1999. Beginning 1996, interest accrued monthly is due and payable by the following month. All remaining principal and accrued interest (approximately $437 and $503 at March 31, 1996 and December 31, 1995, respectively) shall be due on December 31, 2000. Additionally, commencing May 1, 1996 and for each of the next succeeding three years thereafter, the Company will be required to make additional principal payments equal to "Available Cash Flow of Maker" as defined in the note.

     In accordance with Mississippi law, the Company's casino licenses have initial terms of two years and will be subject to periodic renewal. In October 1995, the Company received renewals of their casino licenses through October 1997. Failure to retain the licenses could have a material adverse effect on the Company's operations.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
                                 (in Thousands)


NOTE 6 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED):

     The Company has been named as an additional defendant in an action brought in the United States District Court for the Southern District of Mississippi (Susan E. Wolff, et al. vs. James C. Zamecnik, et al.). Initially the Plaintiff sought $20,000 plus punitive damages, however, a settlement has been reached between the Plaintiff and the Company's insurance carrier, in the amount of $5,125, subject to completion of the settlement documents and the approval of the court. The Plaintiff had brought a declaratory judgement action against the insurance carrier seeking a determination of the carrier's liability under the Company's insurance policies. Subsequently, the primary insurance carrier initiated a declaratory judgment action against Alpha Gulf and the Company (Commerce & Industry Company vs. Alpha Gulf Coast, Inc. and Alpha Hospitality Corporation, Inc.: United States District Court for the Southern District of Mississippi Jackson Division) seeking a determination that it is entitled to reimbursement from Alpha Gulf Coast, Inc. and the Company. The declaratory judgment action appears to have been brought in response to issues raised by the primary insurance carrier as to timely notice of the incident and possible spoilation of evidence. The Company has moved to intervene in the declaratory judgment action brought by the Plaintiff and has moved to dismiss the insurance carrier's declaratory judgement action on juridical grounds. In both declaratory judgment actions, Alpha Gulf and the Company are asserting either cross claims or counterclaims against the insurance carriers involved. The ultimate outcome of the declaratory judgement litigation cannot presently be determined. Accordingly, no provision for any liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements. However, the liability under the underlying personal liability action has been set by settlement at $5,125, subject to documentation and court approval.

     In January 1996, the Company was named as a defendant in an action brought in the Circuit Court of Hinds County, Mississippi (Amos vs. Alpha Gulf Coast, Inc.; Batiste vs. Alpha Gulf Coast, Inc.; Ducie vs. Alpha Gulf Coast, Inc.; Johnson vs. Alpha Gulf Coast, Inc.; Ramez vs. Alpha Gulf Coast, Inc.). Mr. Amos alleges that on January 16, 1995 a vehicle operated by him collided with a vehicle negligently operated by an individual that was served alcoholic beverages by the Company. The defendant seeks compensating damages of $1,800 and punitive damages of $7,500. The remaining defendants allege that they were passengers in the vehicle operated by Mr. Amos and that they suffered personal injuries. They seek compensating damages of $1,800 each and punitive damages of $7,500 each. The ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for liability of the Company that may result upon adjudication has been made in the accompanying consolidated financial statements. The Company believes that the risk referred to in this paragraph adequately covered by insurance and, therefore, will not have a material adverse effect on the Company's financial position and results of operations.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
                                 (in Thousands)


NOTE 6 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED):

     The Company is a party to various other legal actions which arise in the normal course of business. In the opinion of the Company's management, the resolution of these other matters will not have a material adverse effect on the financial position of the Company.


NOTE 7 - AMOUNT DUE UNDER REDEMPTION AGREEMENT:

     Effective October 15, 1995, the Company restructured certain equipment notes, aggregating approximately $9,000, with unrelated parties. Pursuant to the restructuring requirements, the Company will repay approximately $6,500 in 48 monthly installments of $166, which includes interest of 10% per annum, commencing December 15, 1995. The balance of $2,500 bears interest at 10% per annum, is due on November 15, l999, and may either be partially or fully repaid, pursuant to an escrow agreement, from the net proceeds from the sale of approximately 701 shares of the Company's common stock held in escrow. To the extent that the net proceeds exceeds $2,500 plus accrued interest, the excess will be applied to the $6,500 portion of the debt. However, if the net proceeds are less than the $2,500 plus accrued interest, then the Company will be required to remit the balance due at maturity. The escrow agreement provides for the unrelated party to have full voting rights pertaining to the escrowed shares and the right to sell any or all of the shares. The Company has the right of first refusal to purchase the shares that the unrelated party desires to sell. The debt is collateralized by the Company's barge and certain gaming equipment.

     At March 31, l996, the amount due under the redemption agreement is $719, which includes $368 of accrued interest, resulting from the decrease in the fair market value of the stock at March 31, 1996 ($3.00) and the price at the date of the agreement (3.50).

NOTE 8 - STOCKHOLDERS' EQUITY:

     Changes in stockholders' equity during the three months ended March 31, 1996 include the net loss of 2,828, common stock with a value of $2,454 issued to a creditor and placed in escrow, pursuant to the October 15, 1995 restructuring of certain equipment notes and an increase in amount due under redemption agreement of $351.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
                                 (in Thousands)

NOTE 9 - INCOME TAXES:

         The Company and all of its subsidiaries file a consolidated federal income tax return. Income tax expense is allocated pursuant to the separate tax attributes of each subsidiary. At March 31, 1996 and December 31, 1995, the Company's deferred federal tax asset is comprised of the tax benefit (cost) associated with the following items based on the 35% tax rate currently in effect (dollars in thousands):


                                                          March 31  December 31
                                                           1996        1995
                                                           ----        ----
Pre-opening costs currently deducted for financial
reporting and amortized aver 5 years for tax purposes     $1,754      $1,788


Net operating loss carry forward                          13,108      11,524

Differences between financial and tax depreciation
methods                                                   (1,862)     (2,077)

Differences between financial and tax basis of assets
and liabilities                                            1,756       1,737

Interest capitalized for financial reporting and
expensed for tax purposes                                   (221)       (224)

Other                                                        (77)        (77)
                                                        --------    --------

Deferred tax asset                                        14,458      12,671

Valuation allowance on deferred tax asset                (14,458)    (12,671)
                                                        --------    --------
                                                         $  --       $  --
                                                        ========    ========


     The Company has available for federal income tax purposes, a net operating loss carryover of approximately $37,450 of which $883, $7,407, $24,637 and $4,523 will expire in the years 2008, 2009, 2010, and 2011 respectively.

NOTE 10 - SUBSEQUENT EVENT:

     Effective April 10, 1996, the Company restructured its capital sign lease of approximately $745, with an unrelated party. The terms of this restructure reduces the lease principal amount to $475 and forgives approximately $74 of accrued interest. The effective rate of the restructured lease is 10%, per annum, with a four year term.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations - Casinos

Results of Operations - Alpha Gulf

     The following table sets forth the statement of operations for the Alpha Gulf's casino operations before income taxes for the three months ended March 31, 1996 and 1995 (in thousands):

                                                   Three Months Ended March 31
                                                   ---------------------------
                                                       1996         1995
                                                     -------       -------
Revenues:
 Casino                                               $9,562        $6,233
 Food, beverage and other                                276           320
                                                     -------       -------
  Total revenues                                       9,838         6,553
                                                     -------       -------

Operating expenses:
 Casino                                                3,117         3,230
 Food, beverage and other                                181           l97
 Selling, general and administration                   4,644         4,035
                                                     -------       -------
  Total operating expenses                             7,942         7,462
                                                     -------       -------

Income (loss) from operations                          1,896          (909)
                                                     -------       -------
Other expenses:
 Interest                                                510           498
 Depreciation and amortization                         1,299           978
                                                     -------       -------
  Total other expense                                  1,739         1,476
                                                     -------       -------

Income (loss) before intercompany
 charges and deferred income tax credit               $  157       ($2,385)
                                                     =======       =======



Three Months Ended March 31, 1996 and 1995:

     Alpha Gulf generated revenues of $9,838 and $6,553 in 1996 and 1995, respectively. Casino revenues were $9,562 and $6,233 in 1996 and 1995, respectively. Food, beverage and other revenues were $276 and $320 in l996 and 1995, respectively. This increase in casino revenues is primarily due to the relocation of the Alpha Gulf's Bayou Caddy's Jubilee Casino from Lakeshore, Mississippi to Greenville, Mississippi in November 1995. During this period the Jubilee Casino achieved 50% market share in the Greenville market. In addition the Greenville market increased by 15% over the same period last year.

     At the locations referred to above, Alpha Gulf's casino operating expenses were $3,117 and $3,230, (33% and 52% of Casino revenues) in 1996 and 1995, respectively. Food, beverage, retail and other expenses were $181 and $197 (66% and 62% of food, beverage, retail and other revenues) in 1996 and 1995, respectively. Food and beverage revenue does not include the retail value of food and beverage of approximately $1,066 and $917 provided gratuitously to customers in 1996 and 1995, respectively. The reduced casino expenses incurred in 1996 when compared to 1995 of $ll3 was the result of management's reduction of staffing levels. The reduction of food, beverage and other costs are directly related to the reduced volume of business.

     Selling, general and administrative expenses consists primarily of payroll and related benefits of approximately $2,900 and $3,300, marketing and advertising of approximately $1,500 and $800, and occupancy costs of approximately $150 and $275 in 1996 and 1995, respectively. The reduced payroll and related costs of $400 was a direct result of management's cost-cutting measures instituted during the first quarter of 1995. The $700 increase in marketing and advertising was principally the result of management focusing on marketing programs that continue to demonstrate successful results and elimination of unsuccessful programs. The reduction of occupancy costs of $125 is primarily due to less ground lease costs assumed in Greenville and reduced insurance costs.

     Interest expense was primarily related to the first mortgage on the gaming vessel, equipment financing and various capitalized leases.

     Depreciation and amortization was $1,200 and $1,000 in 1996 and 1995, respectively.


Future Operations - Alpha Gulf

     Alpha Gulf's Bayou Caddy's Jubilee Casino operating results have improved since its relocation to Greenville. The gaming revenues achieved to date by the Jubilee Casino in Greenville far exceed the revenues of its predecessor gaming vessel at that site. Alpha Gulf's casino operations in Greenville have become a major factor in the Greenville market and has helped to expand that market.

     A third gaming vessel has announced that it will be opening in the last quarter of this year in Greenville. It is unknown at this time what impact this third gaming vessel will have on the Greenville casino market. Management believes that this third gaming vessel will negatively impact Alpha Gulf's current market achievement but to what extent this act will have on future revenues is uncertain at this time.

Results of Operations - Jubilation

     The Company acquired the Jubilation gaming vessel (formerly known as the Cotton Club) on October 26, 1995. The vessel's operations in Greenville was terminated on October 30, 1995. After its relocation to Lakeshore, Mississippi the Jubilation reopened for business December 21, 1995. The following table sets forth the statement of operations for the Jubilation casino operations before income taxes and intercompany charges for the three months ended March 31, 1996 (in thousands):

Revenues:
 Casino                                                                  $3,276
 Food, beverage and other                                                   101
                                                                        -------
   Total revenues                                                         3,377
                                                                        -------
Expenses:
 Casino                                                                   1,934
 Food, beverage and other                                                    84
 Selling, general and administrative                                      2,606
                                                                        -------
  Total operating expenses                                                4,624
                                                                        -------
Loss from operations                                                     (1,247)
                                                                        -------
Other expenses:
 Interest                                                                   245
 Capital lease restructuring                                               (270)
 Depreciation and amortization                                              574
                                                                        -------
  Total and other expenses                                                  549
                                                                        -------
Loss before intercompany charges and
 deferred income tax credit                                             ($1,796)
                                                                        =======


Three Months Ended March 31, 1996

     The Jubilation experienced a loss from operations of $1,247 during the three month period ended March 31, 1996. Due to the seasonal nature of the Mississippi Gulf Coast gaming market the Company anticipates improvement in its gaming revenues, during the quarters ending in June and September. Although Management has significantly reduced its operating costs during this period, Management continues to be uncertain as to the profitability of the Jubilation Casino, on an annual basis. The seasonal nature of the Lakeshore site increases the risk of natural disasters or the loss of the Jubilation Casino from service for any other reason during the May through September period ("Hurricane Season"), which would have a material adverse effect on the Company's financial condition. The Company continues to have discussions with potential purchasers of the Jubilation Casino. These discussions are ongoing and no assurance can be given that such discussions will be successful.

Results of Operations - Casino Development (See Liquidity and Capital Resources)

     Alpha Missouri has not commenced operations. It has incurred development costs of approximately $68 and $4 during the three months ended March 31, 1996 and 1995, respectively, related to its proposed development of a riverboat casino in Louisiana, Missouri. During the current period the Company made its presentation to the Missouri gaming authorities for immediate consideration for its gaming license in connection with the Louisiana, Missouri project. The Company does not anticipate any action by the Missouri gaming authorities until June of this year, at the earliest.

Results of Operations - Casino Development (See Liquidity and Capital
                         Resources) (Continued)

     During the three months ended March 31, 1996 and 1995, respectively, Alpha St. Regis (St. Regis) incurred approximately $188 and $35, of costs primarily associated with its participation with the Catskill Development, L.L.C. to develop a casino adjacent to the Monticello Raceway in Sullivan County, New York. Upon completion of the project, and subject to governmental and Tribal approvals, St. Regis will be the operator of the casino. Pursuant to an agreement with Catskill Development, L.L.C., St. Regis will receive 50% of all management fees plus certain administrative fees related to management of the casino.

     Effective May 1, 1996 the Company terminated its stock acquisition agreement with Doc Holliday, Inc., which owns and operates One Holliday Casino, located in Central City, Colorado.

Hotel Management - Alpha Hotel Management Company, Inc. ("Alpha Hotel")

     The following table sets forth selected financial data of Alpha Hotel Management Company, Inc. (Alpha Hotel) for the three months ended March 31, 1996 and 1995 (in thousands):

                                                  Three Months Ended March 31

                                                       1996       1995
                                                       ----       ----

        Income Statement Data:
         Management fees                               $450       $545
         Operating expenses:
          Direct payroll and related expenses           308        330
          Selling, general and administrative           23         69
                                                       ----       ----
                                                        331        399
                                                       ----       ----

        Income from management fees before
          intercompany charges and income taxes        $119       $146
                                                       ====       ====

Results of Operations

March 31, 1996 Compared to March 31, 1995:

     Total management fees decreased during the three months ended March 31, 1996 compared to the three months ended March 31, 1995 by approximately $95 (17.49%). The decrease was principally from the net result of $24 increase in fees from continuing management agreements and a decrease of $119 related to the loss of five management agreements (which related to hotels whose ownership changed). The increase in fees earned was the result of increases in the hotels' gross revenues on which the management fees are based. The factors that influence such gross revenues are general economic conditions, competitive changes in geographic regions, foreign exchange rates relative to the strength of U.S. dollar, the price of gasoline, air fares and general weather conditions.

     Direct payroll and related costs decreased 6.7% to $308 for the three months ended March 31, 1996 and $330 for the three months ended March 31, 1995. The decrease was the result of a reduction in staffing to accomodate the decrease in management contracts being serviced.

     Selling, general and administrative expenses decreased to $23 for the three months ended March 31, 1996 from $69 for the three months ended March 31, 1995. This decrease is a result of office relocation to a less expensive area.


Liquidity and Capital Resources

     During the three months ended March 31, 1996 cash used in operations of $172 was primarily attributable to the net loss of approximately $2,828, less depreciation and amortization of $1,802, a decrease in prepaid insurance of $717, an increase in accrued payroll and related liabilities of $773 and a decrease in accounts payable and accrued expenses of $708.

     During the three months ended March 31, 1995, net cash used in operations was approximately $640 which was primarily attributable to depreciation and amortization of $978, an increase in accounts payable and accrued expenses of $387, an increase in accrued payroll and related liabilities of $736, and a net loss of $2,807.

     The Company has been named as an additional defendant in an action brought in the United States District Court for the Southern District of Mississippi (Susan E. Wolff, et al. v. James C. Zamecnik, et al.). Initially the Plaintiff sought $20,000 plus punitive damages, however, a settlement has been reached between the Plaintiff and the Company's insurance carrier, in the amount of $5,125, subject to completion of the settlement documents and the approval of the court. The Plaintiff had brought a declaratory judgement action against the insurance carrier seeking a determination of the carrier's liability under the Company's insurance policies. Subsequently, the primary insurance carrier initiated a declaratory judgment action against Alpha Gulf and the Company (Commerce & Industry Company v. Alpha Gulf Coast, Inc. and Alpha Hospitality Corporation, Inc.; United States District Court for the Southern District of Mississippi, Jackson Division) seeking a determination that it is entitled to reimbursement by Alpha Gulf Coast, Inc. and the Company. The declaratory judgment action appears to have been brought in response to issues raised by the primary insurance carrier as to timely notice of the incident and possible spoilation of evidence. The Company has moved to intervene in the declaratory judgment action brought by the Plaintiff and has moved to dismiss the insurance carrier's declaratory judgment action on jurisdictional grounds. In both declaratory judgment actions, Alpha Gulf and the Company are asserting either cross claims or counterclaims against the insurance carriers involved. The ultimate outcome of the declaratory judgment litigation cannot presently be determined. Accordingly, no provision for any liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements. However, the liability under the underlying personal liability action has been set by settlement at $5,125, subject to documentation and court approval.

     In January 1996, the Company was named as a defendant in an action brought in the Circuit Court of Hinds County, Mississippi (Amos vs. Alpha Gulf Coast, Inc.; Batiste vs. Alpha Gulf Coast, Inc.; Ducie vs. Alpha (Gulf Coast, lnc.; Johnson vs. Alpha Gulf Coast, Inc.; Ramez vs. Alpha Gulf Coast, lnc.). Mr. Amos alleges that on January 16, 1995 a vehicle operated by him collided with a vehicle negligently operated by an individual that was served alcoholic beverages by the Company. The defendant seeks compensating damages of $1,800 and punitive damages of $7,500. The remaining defendants allege that they were passengers in the vehicle operated by Mr. Amos and that they suffered personal injuries. They seek compensating damages of $1,800 each and punitive damages of $7,500 each. The ultimate outccme of this litigation cannot presently be determined. Accordingly, no provision for liability of the Company that may result upon adjudication has been made in the accompanying consolidated financisl statements. The Company believes that the risk referred to in this paragraph is adequately covered by insurance and, therefore, will not have a material adverse effect on the Company's financial position and results of operations.

     The Company is obligated under a $20,000 non-revolving promissory note ($19,414 and $17,361 outstanding at March 31, 1996 and December 31, 1995, respectively) with Bryanston. The note, which bears interest at prime rate (8.59% at March 31, 1996) plus 2%, is payable at the lesser of the outstanding principal amount or $2,000 per annum through December 31, 1999. Beginning 1996, interest accrued monthly shall be due and payable by the following month. All remaining principal and accrued interest(approximately $970 and $503 at March 31, 1996 and December 31, 1995, respectively) shall be due December 31, 2000. Additionally, commencing May 1, 1996 and for each of the next succeeding three years thereafter, the Company will be required to make additional principal payments equal to "Available Cash Flow of Maker" as defined in the note.

     The Company has adopted SFAS 121. The impact on the Company's financial position and results of operations is not expected to be material.

     At March 31, 1996, the Company was in default of (i) its mortgage notes payable for non-payment, (ii) the Lakeshore equipment notes aggregating approximately $3,433 for the breach of several loan covenants and certain loans payable aggregating approximately $3,655 for non-payment. The Company received a waiver of the defaults of the loan payable and mortgage note payable to Bryanston. Accordingly, the Lakeshore mortgage notes payable ($3,656), the equipment notes payable ($3,433) and certain loan payable ($1,181) are reflected in current liabilities at March 31, 1996.

     The Company continues to suffer significant losses from operations and has a working capital deficit and accumulated deficit. In addition, the Company was not in compliance with certain long-term debts (described abaove) which are included in current liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to operate the Greenville Casino profitable (See Future Operations - Alpha Gulf), sell certain assets located in Lakeshore develop future casino locations in Missouri and New York and continue to reduce and monitor operating expenses.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


Dated: May 14, 1996
                                   Stanley S. Tollman, President and
                                   Chief Executive Officer


Dated: May 14, 1996
                                   James A. Cutler
                                   Chief Financial Officer