Form 10-Q/A
period 1996-03-31
ALPHA HOSPITALITY CORP
filed 1996-05-16
CIK 906780

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

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             March 31,     December 31,
                                                               1996            1995
                                                           -----------      ---------
                                   ASSETS                  (Unaudited)

CURRENT ASSETS:
   Cash, including restricted cash of $50 and $64 in 1996
      and 1995, respectively .............................  $  2,605       $  2,316
   Accounts receivable, less allowance for doubtful
      accounts of $354 ...................................       631            703
   Inventories ...........................................       492            536
   Prepaid insurance .....................................     1,079          1,796
   Other current assets ..................................     1,049          1,349
                                                            --------       --------
         Total current assets ............................     5,856          6,700
                                                            --------       --------

PROPERTY AND EQUIPMENT, less accumulated
   depreciation and amortization of $15,188 and
   $13,385 in 1996 and 1995, respectively ................    58,539         59,255
                                                            --------       --------

OTHER ASSETS, deposits and other .........................       857            818
                                                            --------       --------
                                                            $ 65,252       $ 66,773
                                                            ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt ..................  $ 11,910       $ 27,319
   Notes payable .........................................     3,839          3,816
   Accounts payable and accrued expenses .................     9,881         10,709
   Accrued payroll and related liabilities ...............     3,622          2,849
   Due to affiliate, current maturity ....................     2,000          2,000
                                                            --------       --------
         Total current liabilities .......................    31,252         46,693
                                                            --------       --------
LONG-TERM DEBT, less current maturities ..................    14,507          2,312
                                                            --------       --------

DUE TO AFFILIATE, less current maturity, including
   accrued interest of $437 and $503 in 1996 and
   1995, respectively ....................................    17,851         15,864
                                                            --------       --------

AMOUNT DUE UNDER REDEMPTION AGREEMENT,
including Accrued Interest of $112. .....................       463             --
                                                            --------       --------

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
                                                               ======     ======

SUPPLEMENTAL SCHEDULES OF NONCASH
FINANCING ACTIVITIES:
   Capital lease restructuring, includes accrued
      interest of $74                                          $  344     $ --
                                                               ======     ======

   Common stock issued for payment of long-term debt           $2,454     $ --
                                                               ======     ======

   Amount due under redemption agreement, includes
      $112 of accrued interest                                 $  463     $ --
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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES:

     Financial Statements - The accompanying unaudited consolidated financial statements of Alpha Hospitality Corporation and subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principals. All adjustments which are of a normal and recurring nature and, in the opinion of management, necessary for a fair presentation have been included. The unaudited financial statements should be read in conjunction with the audited financial statements of December 31, 1995, included in the 10-K.

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

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
                                 (in Thousands)

NOTE 5 - ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES:

     March 31, 1996 and December 31, 1995, accounts payable and other accrued expenses are comprised of the following.

                                                 March 31     December 31
                                                   1996          1995
                                                   ----          ----
            Construction                          $1,425       $ 1,218
            Insurance financing                      986         1,585
            Accrued professional fees                903           851
            Accrued property taxes                   463           843
            Accrued interest                       1,169           974
            Other                                  4,935         5,238
                                                  ------       -------
                                                  $9,881       $10,709
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

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
                                 (in Thousands)


NOTE 6 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED):

     The Company has been named as an additional defendant in an action brought in the United States District Court for the Southern District of Mississippi (Susan E. Wolff, et al. vs. James C. Zamecnik, et al.). Initially the Plaintiff sought $20,000 plus punitive damages, however, a settlement has been reached between the Plaintiff and the Company's insurance carrier, in the amount of $5,125, subject to completion of the settlement documents and the approval of the court. The Plaintiff had brought a declaratory judgment action against the insurance carrier seeking a determination of the carrier's liability under the Company's insurance policies. Subsequently, the primary insurance carrier initiated a declaratory judgment action against Alpha Gulf and the Company (Commerce & Industry Company vs. Alpha Gulf Coast, Inc. and Alpha Hospitality Corporation, Inc.: United States District Court for the Southern District of Mississippi Jackson Division) seeking a determination that it is entitled to reimbursement from Alpha Gulf Coast, Inc. and the Company. The declaratory judgment action appears to have been brought in response to issues raised by the primary insurance carrier as to timely notice of the incident and possible spoilation of evidence. The Company has moved to intervene in the declaratory judgment action brought by the Plaintiff and has moved to dismiss the insurance carrier's declaratory judgment action on jurisdictional grounds. In both declaratory judgment actions, Alpha Gulf and the Company are asserting either cross claims or counterclaims against the insurance carriers involved. The ultimate outcome of the declaratory judgment litigation cannot presently be determined. Accordingly, no provision for any liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements. However, the liability under the underlying personal liability action has been set by settlement at $5,125, subject to documentation and court approval.

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

     At March 31, l996, the amount due under the redemption agreement is $463, which includes $112 of accrued interest, resulting from the decrease in the fair market value of the stock at March 31, 1996 ($3.00) and the price at the date of the agreement ($3.50).

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

NOTE 10 - SUBSEQUENT EVENT:

     Effective April 12, 1996, the Company restructured its capital sign lease of approximately $745, with an unrelated party. The terms of this restructure reduces the lease principal amount to $475 and forgives approximately $74 of accrued interest. The effective rate of the restructured lease is 10%, per annum, with a four year term.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations - Casinos

Results of Operations - Alpha Gulf

     The following table sets forth the statement of operations for the Alpha Gulf's casino operations before income taxes for the three months ended March 31, 1996 and 1995 (in thousands):

                                                   Three Months Ended March 31
                                                   ---------------------------
                                                       1996         1995
                                                     -------       -------
Revenues:
 Casino                                               $9,562        $6,233
 Food, beverage and other                                276           320
                                                     -------       -------
  Total revenues                                       9,838         6,553
                                                     -------       -------

Operating expenses:
 Casino                                                3,117         3,230
 Food, beverage and other                                181           l97
 Selling, general and administration                   4,644         4,035
                                                     -------       -------
  Total operating expenses                             7,942         7,462
                                                     -------       -------

Income (loss) from operations                          1,896          (909)
                                                     -------       -------
Other expenses:
 Interest                                                510           498
 Depreciation and amortization                         1,229           978
                                                     -------       -------
  Total other expense                                  1,739         1,476
                                                     -------       -------

Income (loss) before intercompany
 charges and deferred income tax credit               $  157       ($2,385)
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

Revenues:
 Casino                                                                  $3,276
 Food, beverage and other                                                   101
                                                                        -------
   Total revenues                                                         3,377
                                                                        -------
Expenses:
 Casino                                                                   1,934
 Food, beverage and other                                                    84
 Selling, general and administrative                                      2,606
                                                                        -------
  Total operating expenses                                                4,624
                                                                        -------
Loss from operations                                                     (1,247)
                                                                        -------
Other expenses:
 Interest                                                                   245
 Capital lease restructuring                                               (344)
 Depreciation and amortization                                              574
                                                                        -------
  Total and other expenses                                                  475
                                                                        -------
Loss before intercompany charges and
 deferred income tax credit                                             ($1,722)
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

     Effective May 1, 1996, the Company terminated its stock acquisition agreement with Doc Holliday, Inc., which owns and operates Doc Holliday Casino, located in Central City, Colorado.

Hotel Management - Alpha Hotel Management Company, Inc. ("Alpha Hotel")

     The following table sets forth selected financial data of Alpha Hotel Management Company, Inc. (Alpha Hotel) for the three months ended March 31, 1996 and 1995 (in thousands):

                                                  Three Months Ended March 31

                                                       1996       1995
                                                       ----       ----

        Income Statement Data:
         Management fees                               $450       $545
                                                       ----       ----
         Operating expenses:
          Direct payroll and related expenses           308        330
          Selling, general and administrative            23         69
                                                       ----       ----
                                                        331        399
                                                       ----       ----

        Income from management fees before
          intercompany charges and income taxes        $119       $146
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

     Direct payroll and related costs decreased 6.7% to $308 for the three months ended March 31, 1996 from $330 for the three months ended March 31, 1995. The decrease was the result of a reduction in staffing to accomodate the decrease in management contracts being serviced.

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

     The Company is obligated under a $20,000 non-revolving promissory note ($19,414 and $17,361 outstanding at March 31, 1996 and December 31, 1995, respectively) with Bryanston. The note, which bears interest at prime rate (8.5% at March 31, 1996) plus 2%, is payable at the lesser of the outstanding principal amount or $2,000 per annum through December 31, 1999. Beginning 1996, interest accrued monthly shall be due and payable by the following month. All remaining principal and accrued interest(approximately $437 and $503 at March 31, 1996 and December 31, 1995, respectively) shall be due December 31, 2000. Additionally, commencing May 1, 1996 and for each of the next succeeding three years thereafter, the Company will be required to make additional principal payments equal to "Available Cash Flow of Maker" as defined in the note.

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

     The Company continues to suffer significant losses from operations and has a working capital deficit and accumulated deficit. In addition, the Company was not in compliance with certain long-term debts (described above) which are included in current liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to operate the Greenville Casino profitable (See Future Operations - Alpha Gulf), sell certain assets located in Lakeshore, develop future casino locations in Missouri and New York and continue to reduce and monitor operating expenses.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


Dated: May 14, 1996

                                   /s/ Stanley S. Tollman
                                   ----------------------------------
                                   Stanley S. Tollman, President and
                                   Chief Executive Officer


Dated: May 14, 1996

                                   /s/ James A. Cutler
                                   ------------------------
                                   James A. Cutler
                                   Chief Financial Officer