Form 10-Q
period 1996-06-30
ALPHA HOSPITALITY CORP
filed 1996-08-14
CIK 906780

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                      FORM 10-Q
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    Commission file number 33-64236

                            ALPHA HOSPITALITY CORPORATION
                (Exact name of registrant as specified in its charter)

              DELAWARE                             13-3714474
    (State or other jurisdiction of    (I.R.S. Employer Identification Number)
     incorporation or organization)


                              --------------------------

                       12 EAST 49TH STREET, NEW YORK, NY 10017
                       (Address of principal executive offices)

                              --------------------------

                                    (212) 750-3500
                             (Issuer's telephone number)

                                    Not applicable
                 (Former name, former address and former fiscal year,
                            if changed since last report)


    Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes    [X]      [ ]    No



                         APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 13, 1996.

    Class

    Common Stock, $0.01 par value 13,887,325 shares

                            ALPHA HOSPITALITY CORPORATION
                                        INDEX


PART I                      FINANCIAL INFORMATION                   PAGE NO.

Item 1.  Financial Statements

         Consolidated Balance Sheets June 30, 1996  (Unaudited) and
           December 31, 1995.......................................      1

         Consolidated Statements of Operations Six Months Ended
           June 30, 1996 and 1995 (Unaudited)......................      2

         Consolidated Statements of Operations Three Months Ended
           June 30, 1996 and 1995 (Unaudited)......................      3

         Consolidated Statements of Cash Flows Six Months Ended
           June 30, 1996 and 1995 (Unaudited)......................    4-5

         Notes to Consolidated Financial Statements................   6-13

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................  14-20




PART II                      OTHER INFORMATION

Item 1.  Legal Proceedings.........................................     21

Item 3.  Default upon Senior Securities............................     21

         Signatures................................................     22




    All items which are not applicable or to which the answer is negative have been omitted from this report.

                    ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                                  JUNE 30,          DECEMBER 31,
                                                                   1996                 1995
                                                                ----------          ------------
                                                                (UNAUDITED)
                                          ASSETS
CURRENT ASSETS:
  Cash, including restricted cash of $270 and $330 in 1996
    and 1995, respectively..................................    $   1,626            $   2,316
  Accounts receivable, less allowance for doubtful accounts
    of $319 and $354 in 1996 and 1995, respectively.........          532                  703
  Inventories...............................................          433                  536
  Prepaid insurance.........................................          843                1,977
  Other current assets......................................          532                1,168
                                                                 ---------            ---------
    Total current assets....................................        3,966                6,700
                                                                 ---------            ---------
PROPERTY AND EQUIPMENT, less accumulated
  depreciation and amortization of $15,053 and
  $13,385 in 1996 and 1995, respectively....................       42,211               59,255
                                                                 ---------            ---------
OTHER ASSETS, deposits and other............................        1,462                  831
                                                                 ---------            ---------

                                                                 $ 47,639              $66,786
                                                                 ---------            ---------
                                                                 ---------            ---------
                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................      $10,368              $27,319
  Notes payable.............................................        2,173                3,816
  Accounts payable and other accrued expenses...............       10,340               10,709
  Accrued payroll and related liabilities...................        3,961                2,862
  Due to affiliate, current maturity........................          931                2,000
                                                                 ---------            ---------
    Total current liabilities...............................       27,773               46,706
                                                                 ---------            ---------
LONG-TERM DEBT, less current maturities.....................       14,348                2,312
                                                                 ---------            ---------
DUE TO AFFILIATE, less current maturity, including
  accrued interest of $503..................................          503               15,864
                                                                 ---------            ---------
AMOUNT DUE UNDER REDEMPTION AGREEMENT,
  including accrued interest of $174........................          174                 --
                                                                 ---------            ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, authorized
    1,000 shares, 738 issued................................            7                 --
  Common stock, $.01 par value, authorized
    17,000 shares, 13,478 and 12,354 shares
    issued in 1996 and 1995, respectively...................          135                  124
  Capital in excess of par value............................       58,221               32,779
  Common stock subscribed...................................                             1,600
  Accumulated deficit.......................................      (53,522)             (32,599)
                                                                 ---------            ---------
    Total stockholders' equity..............................        4,841                1,904
                                                                 ---------            ---------
                                                                  $47,639              $66,786
                                                                 ---------            ---------
                                                                 ---------            ---------

             See accompanying notes to consolidated financial statements

                    ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                      (IN THOUSANDS, EXCEPT  FOR PER SHARE DATA)


                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                        -------------------
                                                          1996       1995
                                                        --------   --------

REVENUES:
  Casino.............................................   $25,321    $12,647
  Food and beverage..................................       641        580
  Hotel management fees..............................     1,049      1,338
  Retail and other...................................       163         58
                                                        --------   --------
    Total revenues...................................    27,174     14,623
                                                        --------   --------

COSTS AND EXPENSES:
  Casino.............................................    10,074      6,848
  Food and beverage..................................     1,109        862
  Hotel management costs.............................       619        741
  Selling, general and administration................    14,526      7,178
  Interest...........................................     2,643      1,340
  Depreciation and amortization......................     3,445      1,955
  Development costs..................................       156         88
  Debt conversion fee................................     1,019
  Write-off of Lakeshore leasehold and improvements..    14,507
  Write-off of capitalized costs related to Indiana..                  858
                                                        --------   --------
    Total costs and expenses.........................    48,098     19,870
                                                        --------   --------

NET LOSS.............................................  $(20,924)   $(5,247)
                                                        --------   --------
                                                        --------   --------

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING........................................    13,201     10,947
                                                        --------   --------
                                                        --------   --------

LOSS PER COMMON SHARE................................   $ (1.59)   $ (0.48)
                                                        --------   --------
                                                        --------   --------








             See accompanying notes to consolidated financial statements

                     ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                         THREE MONTHS ENDED
                                                               JUNE 30,
                                                        --------------------
                                                          1996        1995
                                                        --------   --------

REVENUES:
  Casino.............................................   $12,484     $6,414
  Food and beverage..................................       294        283
  Hotel management fees..............................       600        793
  Retail and other...................................       130         36
                                                        --------   --------
    Total revenues...................................    13,508      7,526
                                                        --------   --------

COSTS AND EXPENSES:
  Casino.............................................     4,949      3,230
  Food and beverage..................................       456        432
  Hotel management costs.............................       299        358
  Selling, general and administration................     7,401      3,371
  Interest...........................................     1,270        739
  Depreciation and amortization......................     1,642        978
  Development costs..................................        61         48
  Debt conversion fee................................     1,019
  Write-off of Lakeshore leasehold and improvements..    14,507
  Write-off of capitalized costs related to Indiana..                  810
                                                        --------   --------
    Total costs and expenses.........................    31,604      9,996
                                                        --------   --------


NET LOSS.............................................  $(18,096)   $(2,440)
                                                        --------   --------
                                                        --------   --------

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING........................................    13,440     10,947
                                                        --------   --------
                                                        --------   --------

LOSS PER COMMON SHARE................................   $ (1.35)   $ (0.22)
                                                        --------   --------
                                                        --------   --------





             See accompanying notes to consolidated financial statements

                    ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (IN THOUSANDS)


                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                      ------------------------
                                                                          1996           1995
                                                                      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss.....................................................       $(20,924)       $(5,247)
                                                                      ---------      ---------
  Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities
            Depreciation and amortization......................          3,445          1,955
            Capital lease restructuring........................           (268)
            Debt conversion fee................................          1,019
            Write-off of Lakeshore leasehold and improvements..         14,507
            Amortization of deferred finance costs.............                            35
            Imputed interest on long-term debt.................                           141
            Gains on sales of property and equipment...........                            (7)
            Write-off of capitalized costs related to Indiana..                           858
            Changes in operating assets and liabilities:
                 Decrease in accounts receivable...............            171            199
                 (Increase) decrease in inventories............            103            (66)
                 Decrease in prepaid insurance.................          1,134            422
                 (Increase) decrease in other current assets...            636           (120)
                 Decrease in accounts payable and other
                    accrued expenses...........................            (80)          (393)
                 Increase in accrued payroll and related liabilities     1,099            857
                                                                     ----------      ---------
                    Total adjustments..........................         21,766          3,881
                                                                     ----------      ---------

NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES...................................................            842         (1,366)
                                                                     ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment..........................         (1,358)          (622)
  Proceeds from sales of property and equipment................                            24
  Payments for deposits and other assets.......................           (707)          (470)
                                                                     ----------      ---------

NET CASH USED IN INVESTING ACTIVITIES..........................         (2,065)        (1,068)
                                                                     ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from affiliate......................................          2,736          3,031
  Proceeds from notes payable..................................             22
  Proceeds from long-term debt.................................             38
  Payments on notes payable....................................         (1,215)          (344)
  Payments on long-term debt...................................         (1,048)          (573)
                                                                     ----------      ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES......................            533          2,114
                                                                     ----------      ---------

NET DECREASE IN CASH...........................................           (690)          (320)

CASH, beginning of period......................................          2,316          1,180
                                                                     ----------      ---------

CASH, end of period............................................       $  1,626        $   860
                                                                     ----------      ---------
                                                                     ----------      ---------


              See accompanying notes to consolidated financial statements

                    ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
                                     (UNAUDITED)
                                    (IN THOUSANDS)

                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                       ---------------------
                                                          1996         1995
                                                        --------    ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION, cash paid for interest during
  the period........................................    $  1,222      $   835
                                                        --------    ---------
                                                        --------    ---------

SUPPLEMENTAL SCHEDULES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

  Amount due under redemption agreement,
  includes accrued interest of $174.................    $    174      $    --
                                                        --------    ---------
                                                        --------    ---------


  Capital lease restructuring, includes $74 of accrued
    interest........................................    $    268      $    --
                                                        --------    ---------
                                                        --------    ---------

  Common stock issued for payment of long-term debt.    $  2,454      $    --
                                                        --------    ---------
                                                        --------    ---------

  Preferred stock issued in settlement of long-term
   debt, includes $41 of accrued interest and $1,019
   of debt conversion fee...........................    $ 21,407      $    --
                                                        --------    ---------
                                                        --------    ---------

  Write-off of Indiana capitalized costs...........     $     --      $   592
                                                        --------    ---------
                                                        --------    ---------





             See accompanying notes to consolidated financial statements

                    ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                    (IN THOUSANDS)


NOTE 1 - NATURE OF BUSINESS

     Alpha Hospitality Corporation (the "Company") was incorporated in
Delaware on March 19, 1993 and has adopted a December 31 year end. The Company owns and operates a dockside casino located in Greenville, Mississippi. The Company also is pursuing casino development and management opportunities in Missouri and New York. In addition, the Company provides services for the management of hotels and motels located in ten states.


NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

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

     LOSS PER COMMON SHARE - Loss per common share is based on the weighted average number of shares outstanding. The Company's outstanding stock options and warrants are excluded in the computation since they would have an antidilutive effect on loss per common share. Bally's 701 shares being held in escrow are included in this calculation (See Note 8).

     PROMOTIONAL ALLOWANCES - Revenues do not include the retail amount of food and beverage of approximately $2,152, $1,786, $1,086 and $869 provided gratuitously to customers, for the six months and three months ended June 30, 1996 and 1995, respectively.

     NEWLY ISSUED ACCOUNTING STANDARDS - In March 1995, Statement of Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long-lived Assets and for the Long-lived Assets to be Disposed of" was issued. The Company has adopted SFAS 121 in the first quarter of 1996.

     Statement No. 121 requires that long-lived assets (and certain intangibles) to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     The Company periodically reviews the carrying value of certain of its assets in relation to historical results, as well as management's best estimate of future trends, events and overall business climate on the Gulf Coast.

     If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would then estimate the future cash flows (undiscounted and without interest charges). If such future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.

                     ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                    (IN THOUSANDS)


NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     RECLASSIFICATIONS - Certain amounts have been reclassified in 1995 to conform to the 1996 presentation.


NOTE 3 - PROPERTY AND EQUIPMENT

     Details of property and equipment at June 30, 1996 and December 31, 1995 are as follows:

                                                          1996         1995
                                                        --------     --------
     Land and building.............................      $   214      $   214
     Boat, barge and improvements..................       23,875       23,590
     Leasehold and improvements....................       14,536       30,001
     Gaming equipment..............................       10,178       10,042
     Furniture, fixtures and equipment.............        7,379        7,264
     Transportation equipment......................        1,038        1,034
     Construction in progress......................           44          495
                                                        --------     --------
                                                          57,264       72,640
     Less accumulated depreciation
     and amortization..............................       15,053       13,385
                                                        --------     --------
                                                         $42,211      $59,255
                                                        --------     --------
                                                        --------     --------

Included in property and equipment at June 30, 1996 and December 31, 1995 was approximately $1,319 related to assets recorded under capital leases. Included in accumulated depreciation and amortization at June 30, 1996 and December 31, 1995 was approximately $459 and $422, respectively, of amortization related to assets recorded under capital leases.

     In accordance with its policy on impaired long-lived assets, effective June 30, 1996, the Company recorded an impairment loss of $14,507, representing the leasehold and improvements from the Company's Lakeshore casino of $16,284 and accumulated amortization of $1,777.


NOTE 4 - NOTES PAYABLE
     Notes payable at June 30, 1996 and December 31, 1995 are comprised of the following:


                                                                     INTEREST   JUNE 30    DECEMBER 31
                                                                       RATE      1996         1995
                                                                     --------   -------    -----------
Revolving line of credit with payments of principal
    and interest due monthly, collateralized by funds held
    at the Company's casino and guaranteed by an
    affiliate...................................................    Prime +2%   $    34        $   145
Notes payable to former Cotton Club stockholders................          10%     1,897          3,293
Revolving line of credit of $500 with payments of principal
    and interest due September 1, 1996, collateralized by cash
    advances....................................................                    222            200


                    ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                    (IN THOUSANDS)

NOTE 4 - NOTES PAYABLE - (CONTINUED)

                                                                  INTEREST        JUNE 30    DECEMBER 31
                                                                    RATE            1996         1995
                                                                                ---------    -----------
Note payable to third party with payments of principal and
    interest due monthly, collateralized by certain vehicles....       11%                         103
Unsecured note payable..........................................                                    53
Employee loans..................................................   Various             20           22
                                                                                ---------      ---------
                                                                                   $2,173      $ 3,816
                                                                                ---------      ---------
                                                                                ---------      ---------

NOTE 5 - LONG-TERM DEBT
    Long-term debt at June 30, 1996 and December 31, 1995 are comprised of the following:

                                                                  INTEREST        JUNE 30    DECEMBER 31
                                                                    RATE            1996         1995
                                                                 ---------       --------    -----------
Mortgage note payable, Bryanston, principal and interest
    due monthly through November 1998, collateralized by the
    barge located in Greenville, Mississippi, and certain other
    assets......................................................       10%       $  7,800     $  7,800

Mortgage note payable in monthly installments of $70 plus
    interest at 30-day commercial paper rate (5.52% at
    June 30, 1996) plus 3.5% adjusted quarterly, funded with
    weekly deposits of $25 into a restricted cash account,
    collateralized by the barge and improvements located
    in Lakeshore, Mississippi...................................        9%          3,656        3,736

Equipment notes payable monthly through November 1999
    and collateralized by certain assets........................    11-14%         10,184       13,432

Capitalized lease obligations, payable monthly, expiring
    in various years through 2001...............................    10-15%            498          925

Loans payable in equal quarterly installments
    of principal and interest over 10 years , commencing
    in January 1996.  Loans are  subordinated to the Bryanston mortgage note payable and will be repaid only if the
    Company maintains certain financial ratios
    approximately $2,474 is owed to Bryanston at June 30, 1996
    and December 31, 1995, respectively.........................        9%         $2,474     $  3,655

Line of credit of $49, principal and interest due monthly
    through April 1999, collateralized by certain equipment.....    10.75%             36

Bank notes, payable monthly through 1997, collateralized
    by certain equipment........................................     8-10%             68           83
                                                                                 --------      ---------
                                                                                   24,716       29,631
Less current portion                                                               10,368       27,319
                                                                                 --------      ---------
                                                                                  $14,348     $  2,312
                                                                                 --------      ---------
                                                                                 --------      ---------


                                           8

                     ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                    (IN THOUSANDS)


NOTE 5 - LONG-TERM DEBT - (CONTINUED)

Aggregate future required principal payments are approximately as follows:

     Year ending June 30:
     1997......................................$10,368
     1998......................................  3,083
     1999......................................  8,401
     2000......................................  1,197
     2001......................................    304
     Thereafter................................  1,363
                                                ------
                                               $24,716
                                                ------
                                                ------

     Effective April 12, 1996, the Company restructured its capital sign lease of approximately $745 with an unrelated party. The terms of the restructure reduces the lease principal amount to $475 and forgives approximately $74 of accrued interest. The effective rate of the restructured lease is 10% per annum, with a four-year term.

     Effective June 26, 1996, the Company issued 44 shares of its preferred stock in settlement of a certain loan payable of $1,181, accrued interest of $41 and a five percent transaction fee of $61.

     At June 30, 1996, the Company was in default of (i) its mortgage notes payable for non-payment, (ii) the Lakeshore equipment notes aggregating approximately $3,433 for the breach of several loan covenants and the loan payable to Bryanston of approximately $2,474 for non-payment. The Company received a waiver of the defaults of the loan payable and mortgage note payable to Bryanston through December 31, 1997. Accordingly, the Lakeshore mortgage note payable ($3,656) and the Lakeshore equipment notes payable ($3,433) are reflected in current liabilities at June 30, 1996.

     At December 31, 1995, the Company was in default of (i) its mortgage notes payable for non-payment, (ii) the equipment notes aggregating approximately $13,432 for the breach of several loan covenants and (iii) a capital lease of approximately $745 for non-payment and certain loans payable aggregating approximately $3,655 went into default in 1996 due to non-payment. The Company received a waiver of the default of the loan payable to Bryanston. Accordingly, the mortgage notes payable ($11,536), equipment notes payable ($13,432), capital lease ($745) and a certain loan payable ($1,181) were reflected in current liabilities at December 31, 1995.


NOTE 6 - ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
     Accounts payable and other accrued expenses are comprised of the following:

                                                  June 30       December 31
                                                   1996             1995
                                                   --------      -----------
     Construction..............................    $ 1,326       $  1,218
     Insurance financing.......................        581          1,585
     Accrued professional fees.................        667            851
     Accrued property taxes....................        610            843
     Accrued interest..........................      1,928            974
     Other.....................................      5,228          5,238
                                                   --------       ----------
                                                   $10,340        $10,709
                                                   --------       ----------
                                                   --------       ----------

                     ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                    (IN THOUSANDS)


NOTE 7 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

     The Company is obligated under a $20,000 non-revolving promissory note with Bryanston. Effective June 26, 1996, the Company issued 694 shares of its preferred stock in settlement of $19,165 of its note and a five percent transaction fee of $958. The outstanding balance at June 30, 1996 and December 31, 1995 is $931 and $17,361, respectively. The note, which bears interest at prime rate (8.25% at June 30, 1996) plus 2%, is payable at the lesser of the outstanding principal amount or $2,000 per annum through December 31, 1999. Beginning 1996, interest accrued monthly is due and payable by the following month. All remaining principal and accrued interest (approximately $503) shall be due on December 31, 2000. Additionally, commencing May 1, 1996 and for each of the next succeeding three years thereafter, the Company will be required to make additional principal payments equal to "Available Cash Flow of Maker" as defined in the note.

     In accordance with Mississippi law, the Company's casino licenses have initial terms of two years and will be subject to periodic renewal. In October 1995, the Company received renewals of their casino licenses through October 1997.

     In July 1996 the Company closed its Lakeshore Casino. (See Note 11)

     Failure to retain the Greenville license could have a material adverse effect on the Company's operations.

     In October 1994, Alpha Gulf was named as a defendant in an action brought in the United States District Court for the Southern District of Mississippi (Susan E. Wolff, et al v. James C. Zamecnik, et al.) on the theory of "liquor liability" for the service of alcohol to a customer, who subsequently was involved in an automobile collision with the Plaintiff. The principle theory of liability against Alpha Gulf is based on its service of alcohol to a customer when it knew, or should have known, he was intoxicated and then allowed him to drive his automobile from the casino. The Company was named as an additional defendant in May 1995 based primarily on the allegation that it is the alter-ego of its subsidiary, and secondarily on the theory of liquor liability. The Plaintiff initially sought $20,000. Early in the litigation, Plaintiff sought a default judgment against Alpha Gulf relating to evidence that was destroyed.
The court denied the action, but granted Plaintiff's attorney fees in an amount to be determined, but to date not yet determined. The Plaintiff also initiated a declaratory judgment action in the same court against Alpha Gulf and its insurance carriers seeking a determination as to the liability of such carriers under the insurance policies issued by the carriers to Alpha Gulf and the Company for any damages found against Alpha Gulf in the primary litigation up to the policy limits. The declaratory judgment action appears to have been brought in response to issues raised by the primary insurance carrier as to timely notice of the incident and possible spoilation of evidence. Subsequently, the primary insurance carrier initiated its own declaratory judgment action against Alpha Gulf and the Company (Commerce & Industry Company v. Alpha Gulf Coast, Inc. and Alpha Hospitality Corporation, Inc.: United States District Court for

                     ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                    (IN THOUSANDS)


NOTE 7 - COMMITMENTS, CONTINGENCIES AND RELATED
     PARTY TRANSACTIONS - (CONTINUED)

the Southern for District of Mississippi, Jackson Division) seeking a determination that it is not liable under the subject insurance policy. The declaratory judgment action instituted by Plaintiff was dismissed in June 1996 and the declaratory judgment action instituted by the primary insurance carrier is subject to dismissal. In addition, a settlement has been reached between Plaintiff and the Company's insurance carrier with respect to the underlying personal liability action in the amount of $5,125, with respect to all issues relating to the underlying personal liability action, subject to completion of the settlement documents and the approval of the court. The principal insurance carrier which will pay the settlement may attempt to assert that the Company and Alpha Gulf have an obligation to reimburse it for payment of the settlement amount, which dispute may be litigated. Accordingly, no provision for any liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements.

     In January 1996, the Company was named as a defendant in an action brought in the Circuit Court of Hinds County, Mississippi (Amos vs Alpha Gulf Coast, Inc.; Batiste vs Alpha Gulf Coast, Inc., Dycre vs Alpha Gulf Coast, Inc.; Johnston vs Alpha Gulf Coast, Inc.; Rainey vs Alpha Gulf Coast, Inc.). Based on the theory of "liquor liability" for the service of alcohol to a customer, Plaintiffs alleged that on January 16, 1995, a vehicle operated by Mr. Amos collided with a vehicle negligently operated by Mr. Rainey, an individual that was served alcoholic beverages by the Company. Plaintiffs alleged that they suffered personal injuries and seek compensatory damages aggregating $17.1 million and punitive damages aggregating $37.5 million. The ultimate outcome of this litigation cannot presently be determined as this case is presently in the early phases of discovery. Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements. The Company believes that the risk referred to in this paragraph is adequately covered by insurance.

     The Company is a party to various other legal actions which arise in the normal course of business. In the opinion of the Company's management, the resolution of these other matters will not have a material adverse effect on the financial position of the Company.


NOTE 8 - AMOUNT DUE UNDER REDEMPTION AGREEMENT

     Effective October 15, 1995, the Company restructured certain equipment notes, aggregating approximately $9,000, with unrelated parties. Pursuant to the restructuring requirements, the Company will repay approximately $6,500 in 48 monthly installments of $166, which includes interest of 10% per annum, commencing December 15, 1995. The balance of $2,500 bears interest at 10% per annum, is due on November 15, 1999, and may either be partially or fully repaid, pursuant to an escrow agreement, from the net proceeds from the sale of approximately 701 shares of the Company's common stock held in escrow. To the extent that the net proceeds exceeds $2,500 plus accrued interest, the excess will be applied to the $6,500 portion of the debt. However, if the net proceeds are less than the $2,500 plus accrued interest, then the Company will be required to remit the balance due at maturity. The escrow agreement provides for the unrelated party to have full voting rights pertaining to the escrowed shares and the right to sell any or all of the shares. The Company has the right of first refusal to purchase the shares that the unrelated party desires to sell. The debt is collateralized by the Company's barge and certain gaming equipment.

                     ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                    (IN THOUSANDS)


NOTE 8 - AMOUNT DUE UNDER REDEMPTION AGREEMENT - (CONTINUED)

     At June 30, 1996, the amount due under the redemption agreement is $174 of accrued interest only, since the fair market value of the stock at June 30, 1996 ($3.8125) exceeded the price at the date of the agreement ($3.50).


NOTE 9 - STOCKHOLDERS' EQUITY
     Effective June 26, 1996, the Company issued 694 and 44 shares, respectively, of its preferred stock, in settlement of $19,165 and $1,222, respectively, of their unsecured debt with Bryanston and an unrelated third party (see Notes 5 and 7). The Company was charged a five percent transaction fee of approximately $1,020, which was also converted into shares of the Company's preferred stock. The conversion rate was based on the fair market value of the Company's common stock at the date of conversion ($3.625). Each preferred share is convertible into eight shares of the Company's common stock after December 31, 1996 and carries voting rights of one vote per preferred share. The preferred stock also carries a dividend of $3.05 per share, payable quarterly.

     Changes in stockholders' equity during the six months ended June 30, 1996 include the net loss of $20,924, common stock with a value of $2,454 issued to a creditor and placed in escrow, pursuant to the October 15, 1995 restructuring of certain equipment notes and preferred stock issued in settlement of unsecured debt aggregating $21,406.


NOTE 10 - INCOME TAXES
     The Company and all of its subsidiaries file a consolidated federal income tax return. Income tax expense is allocated pursuant to the separate tax attributes of each subsidiary. At June 30, 1996 and December 31, 1995, the Company's deferred federal tax asset is comprised of the tax benefit (cost) associated with the following items based on the 35% tax rate currently in effect (dollars in thousands):

                                                                        JUNE 30    DECEMBER 31
                                                                          1996         1995
                                                                       --------    -----------
Pre-opening costs currently deducted for financial
    reporting and amortized over 5 years for tax purposes...........   $ 1,579         $1,788
Net operating loss carry forward....................................    18,413         11,524
Differences between financial and tax depreciation methods..........    (1,862)        (2,077)
Differences between financial and tax basis of assets and
    liabilities.....................................................     1,776          1,737
Interest capitalized for financial reporting and expensed
    for tax purposes................................................      (218)          (224)
Other...............................................................       (89)           (77)
                                                                       --------    -----------
Deferred tax asset..................................................    19,599         12,671
Valuation allowance on deferred tax asset...........................   (19,599)       (12,671)
                                                                       --------    -----------
                                                                         $ --          $  --
                                                                       --------    -----------
                                                                       --------    -----------



                     ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                    (IN THOUSANDS)


NOTE 10 - INCOME TAXES - (CONTINUED)

     The Company has available for federal income tax purposes, a net operating loss carryover of approximately $37,450 of which $883, $7,407, $24,637 and $19,682 will expire in the years 2008, 2009, 2010, and 2011 respectively.


NOTE 11 - SUBSEQUENT EVENT

     On July 2, 1996 the Company notified the Mississippi Gaming Commission (the "Commission") and the employees of the Jubilation Casino of its plans to close the Jubilation Casino by the end of August 1996. On July 16, 1996, operation of the Jubilation Casino was suspended in compliance with a directive of the Commission which raised that its working capital available to the Jubilation Casino was not sufficient. The Commission required that the Jubilation Casino's working capital be increased. This working capital requirement was reviewed by Jubilation Lakeshore in light of its previously announced plan to close the Jubilation Casino during August 1996 and the costs which would be incurred to reopen the Jubilation Casino. Based on this review, Jubilation Lakeshore decided not to reopen the Jubilation Casino and surrendered its gaming license for the Lakeshore site.

     On July 26, 1996, the Company was in default of its notes payable to former Cotton Club stockholders in the amount of $1,897 (See Note 4), for non-payment.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS - CASINOS
    RESULTS OF OPERATIONS - ALPHA GULF

     The following table sets forth the statement of operations for the Alpha Gulf's casino operations before income taxes for the six months and three months ended June 30, 1996 and 1995 (in thousands):

                                            SIX MONTHS         THREE MONTHS
                                           ENDED JUNE 30      ENDED JUNE 30
                                        ----------------    -----------------
                                         1996       1995     1996       1995
                                        -------   -------   -------   -------
  Revenues:
    Casino..........................   $18,921   $12,647    $9,360   $ 6,414
    Food, beverage and other........       569       638       293       319
                                        -------   -------   -------   -------
       Total revenues...............    19,490    13,285     9,653     6,733
                                        -------   -------   -------   -------

  Operating expenses:
    Casino..........................     6,596     6,473     3,346     3,112
    Food, beverage and other........       763       862       305       432
    Selling, general and administration  8,763     6,789     4,529     3,119
                                        -------   -------   -------   -------
       Total operating expenses....     16,122    14,124     8,180     6,663
                                        -------   -------   -------   -------

  Income (loss) from operations....      3,368      (839)    1,473        70
                                        -------   -------   -------   -------

  Other expenses:
    Interest.......................      1,035     1,084       525       586
    Depreciation and amortization..      2,384     1,955     1,156       978
                                        -------   -------   -------   -------
       Total other expense.........      3,419     3,039     1,681     1,564
                                        -------   -------   -------   -------

  Loss before intercompany charges and
    deferred income tax credit.....    $   (51)  $(3,878)   $ (208)  $(1,494)
                                        -------   -------   -------   -------
                                        -------   -------   -------   -------


SIX MONTHS ENDED JUNE 30, 1996 AND 1995:
     Alpha Gulf generated revenues of $19,490 and $13,285 in 1996 and 1995, respectively. Casino revenues were $18,921 and $12,647 in 1996 and 1995, respectively. Food, beverage and other revenues were $569 and $638 in 1996 and 1995, respectively. This increase in casino revenues is primarily due to the relocation of the Alpha Gulf's Bayou Caddy's Jubilee Casino from Lakeshore, Mississippi to Greenville, Mississippi in November 1995. During this period the Jubilee Casino achieved 50% market share in the Greenville market. In addition the Greenville market increased by 7.5% over the same period last year.

     At the locations referred to above, Alpha Gulf's casino operating expenses were $6,596 and $6,848, (35% and 54% of casino revenues) in 1996 and 1995, respectively. Food, beverage and other expenses were $763 and $862 (134% and 135% of food, beverage and other revenues) in 1996 and 1995, respectively.

     The reduced casino expenses in 1996 when compared to 1995 of $252 was the net result of reduced staffing levels ($91), the decrease in the costs related to food and beverages provided gratuitously to customers ($590), which is the direct result of the reduction of gratuitous food and beverages provided to casino customers and the related costs thereto, an increase in gaming taxes ($712), which is directly related to increased revenues and a decrease in operating expenses ($283), which is the result of management operating more efficiently.

     Food and beverage revenue does not include the retail value of food and beverage of approximately $1,492 and $1,787 provided gratuitously to customers in 1996 and 1995, respectively.

     The reduction of food, beverage and other costs are directly related to the reduced volume of food and beverage revenues.

     Selling, general and administrative expenses consists of payroll and related benefits of approximately $2,827 and $2,975, marketing and advertising of approximately $3,503 and $1,617, occupancy costs of approximately $871 and $1,024, and operating expenses of approximately $1,563 and $1,173 in 1996 and 1995, respectively. The reduced payroll and related costs of $148 was a direct result of management's cost-cutting measures instituted during the first quarter of 1995. The $1,886 increase in marketing and advertising is directly related to the increased volume of business and management's introduction of marketing programs focused on identifying new customers. The reduction of occupancy costs of $153 is primarily due to reduced insurance costs. The increase in operating expenses of $390 was directly related to the increased volume of business.

     Interest expense was primarily related to the first mortgage on the gaming vessel, equipment financing and various capitalized leases.

     Depreciation and amortization was $2,384 and $1,955 in 1996 and 1995, respectively. The increase was the direct result of an increase in capital expenditures related to the relocation of the gaming vessel to Greenville, Mississippi and the purchase of equipment and fixtures.


THREE MONTHS ENDED JUNE 30, 1996 AND 1995:
     Alpha Gulf generated revenues of $9,653 and $6,733 in 1996 and 1995, respectively. Casino revenues were $9,360 and $6,414 in 1996 and 1995, respectively. Food, beverage and other revenues were $293 and $319 in 1996 and 1995, respectively. This increase in casino revenues is primarily due to the relocation of the Alpha Gulf's Bayou Caddy's Jubilee Casino from Lakeshore, Mississippi to Greenville, Mississippi in November 1995.

     At the locations referred to above, Alpha Gulf's casino operating expenses were $3,346 and $3,112, (36% and 49% of casino revenues) in 1996 and 1995, respectively. Food, beverage and other expenses were $305 and $432 (104% and 135% of food, beverage and other revenues) in 1996 and 1995, respectively.

     The increased casino expenses in 1996, when compared to 1995 of $234, is the net result of increased staffing levels ($63), due to the increased volume of business, the decrease in the costs related to food and beverages provided gratuitously to customers ($177), which is a direct result of the reduction of gratuitous food and beverages provided to casino customers and the related costs thereto and an increase in gaming taxes ($345), which is the direct result of increased revenues.

     Food and beverage revenue does not include the retail value of food and beverage of approximately $748 and $869 provided gratuitously to customers in 1996 and 1995, respectively.

     The reduction of food, beverage and other costs are directly related to the reduced volume of food and beverage revenues.

     Selling, general and administrative expenses consists of payroll and related benefits of approximately $1,423 and $1,447, marketing and advertising of approximately $1,621 and $626, occupancy costs of approximately $427 and $517 and operating expenses of $763 and $529 in 1996 and 1995, respectively. The reduced payroll and related costs of $24 was a direct result of management's cost-cutting measures instituted during the first quarter of 1995. The $995 increase in marketing and advertising is directly related to the increased volume of business and management's introduction of marketing programs focused on identifying new customers. The reduction of occupancy costs of $90 is primarily due to reduced insurance costs. The increase in operating expenses of $144 was the direct result of the increase in volume of business.

     Interest expense was primarily related to the first mortgage on the gaming vessel, equipment financing and various capitalized leases.

     Depreciation and amortization was $1,156 and $978 in 1996 and 1995, respectively. The increase was a direct result of an increase in capital expenditures related to the relocation of the gaming vessel to Greenville, Mississippi and the purchase of equipment and fixtures.

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


RESULTS OF OPERATIONS - JUBILATION

     The Company acquired the Jubilation gaming vessel (formerly known as the Cotton Club) on October 26, 1995. The vessel's operations in Greenville was terminated on October 30, 1995. After its relocation to Lakeshore, Mississippi the Jubilation reopened for business December 21, 1995. The following table sets forth the statement of operations for the Jubilation casino operations before income taxes and intercompany charges for the six months and three months ended June 30, 1996 (in thousands):

                                        SIX MONTHS            THREE MONTHS
                                   ENDED JUNE 30, 1996    ENDED JUNE 30, 1996
                                   -------------------    -------------------
  Revenues:
     Casino..........................    $ 6,400             $ 3,124
     Food, beverage and other........        236                 131
                                         --------            --------
            Total revenues...........      6,636               3,255
                                         --------            --------

  Expenses:
     Casino..........................      3,478               1,603
     Food, beverage and other........        346                 151
     Selling, general and administrative   5,070               2,591
                                         --------            --------
            Total operating expenses.      8,894               4,345
                                         --------            --------

  Loss from operations...............     (2,258)             (1,090)
                                         --------            --------

  Other expenses:
     Interest........................        514                 268
     Capital lease restructuring.....       (268)
     Write-off of leasehold and
            improvements.............     14,507              14,507
     Depreciation and amortization...      1,060                 486
                                         --------            --------
            Total and other expenses.     15,813              15,261
                                         --------            --------

  Loss before intercompany charges and
      deferred income tax credit.....   $(18,071)           $(16,351)
                                         --------            --------
                                         --------            --------

 SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1996

     The Jubilation experienced a loss from operations of $2,258 and $1,090 during the six months and three months ended June 30, 1996, respectively.
During the second quarter of 1996, management became uncertain as to whether the Jubilation Casino would be profitable during the remainder of fiscal 1996. Management reduced operating costs and monitored the operation very closely. To overcome the Jubilation Casino's declining revenues, the Company would have to construct additional amenities which would require a substantial investment of funds. Since revenues did not improve during May and June 1996, which are part of the peak season, a continued decline was expected by management in the third quarter. Therefore, on July 2, 1996, the Company notified the Mississippi Gaming Commission (the "Commission") and the employees of the Jubilation Casino of its plans to close the Jubilation Casino by the end of August 1996. In connection with the plan to close the Jubilation Casino, the realizability of the capital leasehold and improvements related to the Jubilation Casino were reassessed. Effective for the second quarter ended June 30, 1996, management recorded an impairment loss of $14,507 to property and equipment, representing the unamortized balance of these leasehold improvements.

     On July 16, 1996, operation of the Jubilation Casino was suspended in compliance with a directive of the Commission which raised that the working capital available to the Jubilation Casino was not sufficient. The Commission required that the Jubilation Casino's working capital be increased. This working capital requirement was reviewed by Jubilation Lakeshore in light of its previously announced plan to close the Jubilation Casino during August 1996 and the costs which would be incurred to reopen the Jubilation Casino. Based on this review, Jubilation Lakeshore decided not to reopen the Jubilation Casino.

CASINO DEVELOPMENT


  NEW YORK - ALPHA MONTICELLO

     On January 19, 1996, the Company, through its subsidiary, Alpha St.
Regis, entered into a memorandum of understanding with Catskill Development, L.L.C. ("Catskill") regarding the development and management of a casino to be built adjacent to the Monticello Raceway in Sullivan County, New York. The development and management of this casino will be undertaken by Mohawk Management L.L.C., of which the Company's wholly-owned subsidiary, Alpha Monticello, owns 50%, and will be responsible for the day-to-day operations. It is intended that the casino will be owned by the St. Regis Mohawk Tribe and will be located on land to be placed in trust for the benefit of the Tribe.

     On August 2, 1996, Mohawk Management L.L.C. executed an agreement with the St. Regis Mohawk Tribe for the management of the proposed casino referred to above. The Tribe has submitted this agreement to the National Indian Gaming Commission for its approval.

     During 1996 and 1995, Alpha Monticello incurred approximately $490 and $20, respectively, of costs primarily associated with its participation with Catskill.

  NEW YORK - ALPHA ST. REGIS

     In March 1994, the Company entered into a joint venture agreement relating to the operation and development of a gaming facility located on the reservation of the St. Regis Mohawk Tribe of Hogansburg, New York. The Company does not intend to proceed with the project at Hogansburg, New York, since the Company and the Tribe are exploring a more suitable arrangement relating to the development of a casino in Sullivan County, New York, as discussed above.

     During 1995 Alpha St. Regis incurred costs of approximately $177 relating to its proposed development of a gaming facility in Hogansburg, New York.

  MISSOURI - ALPHA MISSOURI

     Alpha Missouri has not commenced operations. Alpha Missouri has applications pending for site approval and a gaming license with respect to the development of a riverboat gaming facility in Louisiana, Missouri. It has incurred development costs of approximately $87 and $179 in 1996 and 1995, respectively, related to its proposed development of a riverboat casino in Louisiana, Missouri.

  COLORADO

     Effective May 1, 1996, the Company terminated its stock acquisition agreement with Doc Holliday, Inc., which owns and operates Doc Holliday Casino, located in Central City, Colorado.

HOTEL MANAGEMENT - ALPHA HOTEL MANAGEMENT COMPANY, INC. ("ALPHA HOTEL")

     The following table sets forth selected financial data of Alpha Hotel Management Company, Inc. (Alpha Hotel) for the six months and three months ended June 30, 1996 and 1995 (in thousands):

                                             SIX MONTHS       THREE MONTHS
                                            ENDED JUNE 30     ENDED JUNE 30
                                          ----------------    --------------
                                            1996      1995     1996     1995
                                          -------   -------   ------   ------
  Income Statement Data:
     Management fees................       $1,049    $1,338     $599     $793
                                          -------   -------   ------   ------

     Operating expenses:
       Direct payroll and related expenses    597       636      289      306
       Selling, general and administrative     39       123       16       54
                                          -------   -------   ------   ------
       Total operating expenses.....          636       759      305      360
                                          -------   -------   ------   ------

  Income from management fees before
     intercompany charges and income taxes $  413    $  579     $294     $433
                                          -------   -------   ------   ------
                                          -------   -------   ------   ------

RESULTS OF OPERATIONS

  SIX MONTHS ENDED JUNE 30, 1996 AND 1995:
     Total management fees decreased during the six months ended June 30, 1996 compared to the six months ended June 30, 1995 by approximately $289 (21.6%). The decrease was principally from the net result of $83 increase in fees from continuing management agreements and a decrease of $372 related to the loss of five management agreements (which related to hotels whose ownership changed). The increase in fees earned was the result of increases in the hotels' gross revenues on which the management fees are based. The factors that influence such gross revenues are general economic conditions, competitive changes in geographic regions, foreign exchange rates relative to the strength of U.S. dollar, the price of gasoline, air fares and general weather conditions.

     Direct payroll and related costs decreased 6.1% to $59 for the six months ended June 30, 1996 from $636 for the six months ended June 30, 1995. The decrease was the result of a reduction in staffing to accommodate the decrease in management contracts being serviced.

     Selling, general and administrative expenses decreased to $39 for the six months ended June 30, 1996 from $123 for the six months ended June 30, 1995. This decrease is a result of office relocation to a less expensive area.

  THREE MONTHS ENDED JUNE 30, 1996 AND 1995
     Total management fees decreased during the three months ended June 30, 1996 compared to the three months ended June 30, 1995 by approximately $194 (24.5%). The decrease was principally from the net result of $64 increase in fees from continuing management agreements and a decrease of $258 related to the loss of five management agreements (which related to hotels whose ownership changed).

     Direct payroll and related costs decreased 5.6% to $289 for the three months ended June 30, 1996 from $306 for the three months ended June 30, 1995. The decrease was the result of a reduction in staffing to accommodate the decrease in management contracts being serviced.

     Selling, general and administrative expenses decreased to $16 for the three months ended June 30, 1996 from $54 for the three months ended June 30, 1995. This decrease is a result of office relocation to a less expensive area.


LIQUIDITY AND CAPITAL RESOURCES
     The Company continues to suffer significant losses from operations and has a working capital deficit and accumulated deficit. In addition, the Company was not in compliance with certain long-term debts which are included in current liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to
operate the Jubilee Casino profitability (see Future Operations      Alpha
Gulf), developing future casino locations in Missouri and New York and continuing to reduce and monitor operating expenses. In early July 1996 the Company began implementation of a plan to close the Jubilation Casino in August 1996. On July 16, 1996, operation of the Jubilation Casino was suspended in compliance with a directive of the Mississippi Gaming Commission which raised that its working capital available to the Jubilation Casino was not sufficient. The Commission required that the Jubilation Casino's working capital be increased. This working capital requirement was reviewed by Jubilation Lakeshore in light of its previously announced plan to close the Jubilation Casino during August 1996 and the costs which would be incurred to reopen the Jubilation Casino. Based on this review, Jubilation Lakeshore decided not to reopen the Jubilation Casino.

     Although the Company experienced a net loss of $20,924, for the six months ended June 30, 1996, there was cash provided by operating activities of $852. The inflow of cash from operating activities resulted from non-cash expenses of $18,703 and a positive net change in operating assets and liabilities of $3,063. Non-cash expenses primarily consisted of depreciation are amortization of $3,445, debt conversion fee of $1,019 and the write-off of the Lakeshore leasehold improvements of $14,507. The change in operating assets and liabilities primarily consisted of a decrease in prepaid insurance of $1,134, a decrease in other current assets of $636 and an increase in accrued payroll and related liabilities of $1,099.


     Although the Company experienced a net loss of $5,247, for the six months ended June 30, 1995, net cash used in operating activities was only $1,366. The inflow of cash from operating activities resulted from non-cash expenses of $2,982 and a positive net change in operating assets and liabilities $899. Non-cash expenses primarily consisted of depreciation and amortization of $1,955 and the write-off of capitalized costs related to Indians of $858. The change in operating assets and liabilities primarily consisted of an increase in accrued payroll and related liabilities of $857.

     In October 1994, Alpha Gulf was named as a defendant in an action brought in the United States District Court for the Southern District of Mississippi (Susan E. Wolff, et al v. James C. Zamecnik, et al.) on the theory of "liquor liability" for the service of alcohol to a customer, who subsequently was involved in an automobile collision with the Plaintiff. The principle theory of liability against Alpha Gulf is based on its service of alcohol to a customer when it knew, or should have known, he was intoxicated and then allowed him to drive his automobile from the casino. The Company was named as an additional defendant in May 1995 based primarily on the allegation that it is the alter-ego of its subsidiary, and secondarily on the theory of liquor liability. The Plaintiff initially sought $20,000. Early in the litigation, Plaintiff sought a default judgment against Alpha Gulf relating to evidence that was destroyed.
The court denied the motion, but granted Plaintiff's attorney fees in an amount to be determined, but to date not yet determined. The Plaintiff also initiated a declaratory judgment action in the same court against Alpha Gulf and its insurance carriers seeking a determination as to the liability of such carriers under the insurance policies issued by the carriers to Alpha Gulf and the Company for any damages found against Alpha Gulf in the primary litigation up to the policy limits. The declaratory judgment action appears to have been brought in response to issues raised by the primary insurance carrier as to timely notice of the incident and possible spoilation of evidence.
Subsequently, the primary insurance carrier initiated its own declaratory judgment action against Alpha Gulf and the Company (Commerce & Industry Company v. Alpha Gulf Coast, Inc. and Alpha Hospitality Corporation, Inc.: United States District Court for the Southern District of Mississippi, Jackson Division) seeking a determination that it is not liable under the subject insurance policy. The declaratory judgment action instituted by Plaintiff was dismissed in June 1996 and the declaratory judgment action instituted by the primary insurance carrier is subject to dismissal. In addition, a settlement has been reached between Plaintiff and the Company's insurance carrier with respect to the underlying personal liability action in the amount of $5,125, with respect to all issues relating to the underlying personal liability action, subject to completion of the settlement documents and the approval of the court. The principal insurance carrier which will pay the settlement may attempt to assert that the Company and Alpha Gulf have an obligation to reimburse provision it for payment of the settlement amount, which dispute may be litigated. Accordingly, no provision for any liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements.

     In January 1996, the Company was named as a defendant in an action brought in the Circuit Court of Hinds County, Mississippi (Amos vs Alpha Gulf Coast, Inc.; Batiste vs Alpha Gulf Coast, Inc.; Dycre vs Alpha Gulf Coast, Inc., Johnston vs Alpha Gulf Coast, Inc.; Rainey vs Alpha Gulf Coast, Inc.). Based on the theory of "liquor liability" for the service of alcohol to a customer, Plaintiffs alleged that on January 16, 1995, a vehicle operated by Mr. Amos collided with a vehicle negligently operated by Mr. Rainey, an individual that was served alcoholic beverages by the Company. Plaintiffs alleged that they suffered personal injuries and seek compensatory damages aggregating $17.1 million and punitive damages aggregating $37.5 million. The ultimate outcome of this litigation cannot presently be determined as this case is presently in the early phases of discovery. Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements. The Company believes that the risk refereed to in this paragraph is adequately covered by insurance.

     The Company is obligated under a $20,000 non-revolving promissory note with Bryanston. Effective June 26, 1996, the Company issued 694 shares of its preferred stock in settlement of $19,165 of its note and a five percent transaction fee of $958. The outstanding balance at June 30, 1996 and December 31, 1995 is $931 and $17,361, respectively. The note, which bears interest at prime rate (8.25% at June 30, 1996) plus 2%, is payable at the lesser of the outstanding principal amount or $2,000 per annum through December 31, 1999. Beginning 1996, interest accrued monthly is due and payable by the following month. All remaining principal and accrued interest (approximately $503) shall be due on December 31, 2000. Additionally, commencing May 1, 1996 and for each of the next succeeding three years thereafter, the Company will be required to make additional principal payments equal to "Available Cash Flow of Maker" as defined in the note.

     Effective June 26, 1996, the Company issued 44 shares of its preferred stock in settlement of a certain loan payable of $1,181, accrued interest of $41 and a five percent transaction fee of $61.

     At June 30, 1996, the Company was in default of (i) its mortgage notes payable for non-payment, (ii) the equipment notes relating to the Jubilation Casino aggregating approximately $3,433 for the breach of several loan covenants and a loan payable to Bryanston of approximately $2,474 for non-payment. The Company received a waiver of the defaults of the loan payable and mortgage note payable to Bryanston. Accordingly, the mortgage note payable ($3,656) and the equipment notes payable ($3,433), relating to the Jubilation Casino, are reflected in current liabilities at June 30, 1996.

                             PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 on file with the Securities and Exchange Commission. During the quarter ended June 30, 1996, the Company was not a party to any material, newly instituted legal proceedings except those legal proceedings which are covered by insurance. There have been no other material developments during such period to any existing legal proceeding.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     As of August 12, 1996, the Company was in default of its Lakeshore mortgage note payable of approximately $3,656,000 and its Lakeshore equipment notes payable aggregating approximately $3,433,000, for non-payment. The total arrearage of principal and interest payments on the aforementioned debt is approximately $2,573,000.

                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


Dated:  August 12, 1996                       /s/ STANLEY S. TOLLMAN
                                                  Stanley S. Tollman
                                        President and Chief Executive Officer


Dated:  August 12, 1996                          /s/ JAMES A. CUTLER
                                                     James A. Cutler
                                                Chief Financial Officer