Form 10-Q
period 1996-09-30
ALPHA HOSPITALITY CORP
filed 1996-11-14
CIK 906780

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended September 30, 1996

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission file number 33-64236



                         Alpha Hospitality Corporation
             (Exact name of registrant as specified in its charter)

          Delaware                                            13-3714474
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

                                   ----------

                    12 East 49th Street, New York, NY 10017
                    (Address of principal executive offices)

                                   ----------

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

     Yes |X|        No |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 14, 1996.

     Class

     Common Stock, $0.01 par value 13,478,325 shares

                         ALPHA HOSPITALITY CORPORATION
                                     INDEX


PART I                     FINANCIAL INFORMATION                        PAGE NO.
------                     ---------------------                        --------

Item 1.  Financial Statements

         Consolidated Balance Sheets September 30, 1996
           (Unaudited) and December 31, 1995 ............................     1

         Consolidated Statements of Operations Nine Months Ended
           September 30, 1996 and 1995 (Unaudited) ......................     2

         Consolidated Statements of Operations Three Months Ended
           September 30, 1996 and 1995 (Unaudited) ......................     3

         Consolidated Statements of Cash Flows Nine Months Ended
           September 30, 1996 and 1995 (Unaudited) ......................   4-5

         Notes to Consolidated Financial Statements .....................  6-13

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .................................... 14-20




PART II                      OTHER INFORMATION
-------                      -----------------

Item 1.  Legal Proceedings ..............................................   21

Item 3.  Default upon Senior Securities .................................   21

         Signatures .....................................................   22




     All items which are not applicable or to which the answer is negative have been omitted from this report.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     September 30,  December 31,
                                                         1996          1995
                                                       --------      --------
                                                     (Unaudited)

                      ASSETS
CURRENT ASSETS:
  Cash, including restricted cash of $272 and
    $330 in 1996 and 1995, respectively ............   $  1,361      $  2,316
  Accounts receivable, less allowance for
    doubtful accounts of $432 and $354 in
    1996 and 1995, respectively ....................        220           703
  Inventories ......................................        320           536
  Prepaid insurance ................................        307         1,977
  Other current assets .............................         83           984
                                                       --------      --------
      Total current assets .........................      2,291         6,516

PROPERTY AND EQUIPMENT, less accumulated
  depreciation and amortization of $16,227 and
  $13,385 in 1996 and 1995, respectively ...........     40,932        59,255

OTHER ASSETS, deposits and other ...................      1,624           831
                                                       --------      --------
                                                       $ 44,847      $ 66,602
                                                       ========      ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt .............   $ 10,573      $ 27,319
  Notes payable ....................................      2,178         3,816
  Accounts payable and other accrued expenses ......      9,262        10,525
  Accrued payroll and related liabilities ..........      3,999         2,862
  Preferred dividend payable .......................        535
  Due to affiliate, current maturity ...............      1,416         2,000
                                                       --------      --------
    Total current liabilities ......................     27,963        46,522
                                                       --------      --------
LONG-TERM DEBT, less current maturities ............     13,598         2,312
                                                       --------      --------
DUE TO AFFILIATE, less current maturity,
  including accrued interest of $503 ...............        503        15,864
                                                       --------      --------
AMOUNT DUE UNDER REDEMPTION AGREEMENT,
  including accrued interest of $235 ...............      1,024          --
                                                       --------      --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, authorized
    1,000 shares, 738 issued .......................          7          --
  Common stock, $.01 par value, authorized
    17,000 shares, 13,478 and 12,354 shares
    issued in 1996 and 1995, respectively ..........        135           124
  Capital in excess of par value ...................     57,432        32,779
  Common stock subscribed ..........................       --           1,600
  Accumulated deficit ..............................    (55,815)      (32,599)
                                                       --------      --------
      Total stockholders' equity ...................      1,759         1,904
                                                       --------      --------
                                                       $ 44,847      $ 66,602
                                                       ========      ========



           See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (in thousands, except for per share data)

                                                         Nine Months Ended
                                                           September 30,
                                                      -----------------------
                                                        1996           1995
                                                      --------       --------

REVENUES:
  Casino .......................................      $ 34,814       $ 19,312
  Food and beverage ............................           853            863
  Hotel management fees ........................         1,489          2,035
  Retail and other .............................           244            103
                                                      --------       --------
      Total revenues ...........................        37,400         22,313
                                                      --------       --------

COSTS AND EXPENSES:
  Casino .......................................        13,329         10,321
  Food and beverage ............................         1,434          1,286
  Hotel management costs .......................           934          1,092
  Selling, general and administration ..........        20,324         11,333
  Interest .....................................         3,529          2,034
  Buyout of marketing agreement ................                        1,500
  Depreciation and amortization ................         4,788          2,963
  Development costs ............................           217            172
  Debt conversion fee ..........................         1,019
  Write-off of Lakeshore leasehold and
    improvements ...............................        14,507
  Write-off of unamortized discount on
    mortgage note payable ......................                          931
  Write-off of capitalized costs related
    to Indiana .................................                          858
                                                      --------       --------
      Total costs and expenses .................        60,081         32,490
                                                      --------       --------
NET LOSS .......................................      $(22,681)      $(10,177)
                                                      ========       ========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ..................................        13,292         10,321
                                                      ========       ========
LOSS PER COMMON SHARE ..........................      $  (1.71)      $  (0.99)
                                                      ========       ========



           See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (in thousands, except for per share data)

                                                        Three Months Ended
                                                           September 30,
                                                     ------------------------
                                                       1996            1995
                                                     --------        --------

REVENUES:
  Casino .....................................       $  9,493        $  6,665
  Food and beverage ..........................            212             283
  Hotel management fees ......................            440             697
  Retail and other ...........................             80              45
                                                     --------        --------
      Total revenues .........................         10,225           7,690
                                                     --------        --------

COSTS AND EXPENSES:
  Casino .....................................          3,255           3,473
  Food and beverage ..........................            325             424
  Hotel management costs .....................            315             351
  Selling, general and administration ........          5,797           4,155
  Interest ...................................            886             694
  Depreciation and amortization ..............          1,344           1,008
  Development costs ..........................             60              84
  Buyout of marketing agreement ..............                          1,500
  Write-off of unamortized discount on
    mortgage note payable ....................                            931
                                                     --------        --------
      Total costs and expenses ...............         11,982          12,620
                                                     --------        --------
NET LOSS .....................................       $ (1,757)       $ (4,930)
                                                     ========        ========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ................................         13,478          10,321
                                                     ========        ========
LOSS PER COMMON SHARE ........................       $  (0.13)       $  (0.48)
                                                     ========        ========



          See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                      -----------------------
                                                        1996           1995
                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss .......................................    $(22,681)      $(10,177)
                                                      --------       --------
  Adjustments to reconcile net loss to net
      cash provided by (used in) operating
      activities
    Depreciation and amortization ................       4,788          2,963
    Capital lease restructuring ..................        (268)
    Debt conversion fee ..........................       1,019
    Write-off of Lakeshore leasehold and
      improvements ...............................      14,507
    Bad debt expense .............................         113
    Amortization of deferred finance costs .......                         52
    Imputed interest on long-term debt ...........                        214
    Gains on sales of property and equipment .....                         (7)
    Write-off unamortized discount on mortgage
      note payable ...............................                        931
    Write-off of capitalized costs related
      to Indiana .................................                        592
    Changes in operating assets and
        liabilities:
      Decrease in accounts receivable ............         370            125
      (Increase) decrease in inventories .........         216            (23)
      Decrease in prepaid insurance ..............       1,670            694
      (Increase) decrease in other
        current assets ...........................         901            (34)
      Increase (decrease) in accounts
        payable and other accrued expenses .......        (913)           599
      Increase in accrued payroll and
        related liabilities ......................       1,137            281
                                                      --------       --------
          Total adjustments ......................      23,540          6,387
                                                      --------       --------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES .....................................         859         (3,790)
                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ............      (1,421)          (690)
  Proceeds from sales of property and
    equipment ....................................                         24
  Payments for deposits and other assets .........        (869)          (204)
                                                      --------       --------

NET CASH USED IN INVESTING ACTIVITIES ............      (2,290)          (870)
                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from affiliate ........................       3,220          5,561
  Proceeds from notes payable ....................          62
  Proceeds from long-term debt ...................          44
  Payments on notes payable ......................      (1,250)          (418)
  Payments on long-term debt .....................      (1,600)          (667)
                                                      --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ........         476          4,476
                                                      --------       --------
NET DECREASE IN CASH .............................        (955)          (184)

CASH, beginning of period ........................       2,316          1,180
                                                      --------       --------
CASH, end of period ..............................    $  1,361       $    996
                                                      ========       ========


           See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                  (Unaudited)
                                 (in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                     ------------------------
                                                        1996           1995
                                                     ---------      ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION, cash paid for interest during
  the period .....................................   $   2,187      $     618
                                                     =========      =========
SUPPLEMENTAL SCHEDULES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Amount due under redemption agreement,
    includes accrued interest of $235 ............   $   1,024      $    --
                                                     =========      =========
  Capital lease restructuring, includes $74
    of accrued interest ..........................   $     268      $    --
                                                     =========      =========
  Common stock issued for payment of
    long-term debt ...............................   $   2,454      $    --
                                                     =========      =========
  Preferred stock issued in settlement
    of long-term debt, includes $41 of
    accrued interest and a $61 transaction fee ...   $   1,283      $    --
                                                     =========      =========
  Preferred stock issued in settlement
    of amount due to affiliate, includes a
    transaction fee of $958 ......................   $  20,123      $    --
                                                     =========      =========

  Write-off of Indiana capitalized costs .........   $    --        $     592
                                                     =========      =========
  Write-off of unamortized discount on
    mortgage note payable ........................   $    --        $     931
                                                     =========      =========
  Accounts payable and accrued interest
    capitalized to long-term debt ................   $    --        $   1,708
                                                     =========      =========

  Note payable capitalized to long-term debt .....   $    --        $     153
                                                     =========      =========





           See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 (in thousands)

NOTE 1 - NATURE OF BUSINESS

     Alpha Hospitality Corporation (the "Company") was incorporated in Delaware on March 19, 1993 and has adopted a December 31 year end. The Company owns and operates a dockside casino located in Greenville, Mississippi. The Company is also pursuing casino development and management opportunities in Missouri and New York. In addition, the Company provides services for the management of hotels and motels located in ten states.

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

     Loss Per Common Share - Loss per common share is based on the weighted average number of shares outstanding. The Company's outstanding stock options and warrants are excluded in the computation since they would have an antidilutive effect on loss per common share. Certain shares (701) being held in escrow are included in this calculation (See Note 8).

     Promotional Allowances - Revenues do not include the retail amount of food and beverage of approximately $2,942, $2,788, $790 and $1,002 provided gratuitously to customers, for the nine months and three months ended
September 30, 1996 and 1995, respectively.

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

     The Company periodically reviews the carrying value of certain of its assets in relation to historical results, as well as management's best estimate of future trends, events and overall business climate on the respective location of each operation. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would then estimate the future cash flows (undiscounted and without interest charges). If such future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 (in thousands)



NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Reclassifications - Certain amounts have been reclassified in 1995 to conform to the 1996 presentation.


NOTE 3 - PROPERTY AND EQUIPMENT

     Details of property and equipment at September 30, 1996 and December 31, 1995 are as follows:

                                                         1996         1995
                                                       -------      -------
     Land and building ..........................      $   214      $   214
     Boat, barge and improvements ...............       23,892       23,590
     Leasehold and improvements .................       14,541       30,001
     Gaming equipment ...........................       10,218       10,042
     Furniture, fixtures and equipment ..........        7,422        7,264
     Transportation equipment ...................          835        1,034
     Construction in progress ...................           37          495
                                                       -------      -------
                                                        57,159       72,640
     Less accumulated depreciation
     and amortization ...........................       16,227       13,385
                                                       -------      -------
                                                       $40,932      $59,255
                                                       =======      =======

Included in property and equipment at September 30, 1996 and December 31, 1995 was approximately $1,223 and $1,319, respectively, related to assets recorded under capital leases. Included in accumulated depreciation and amortization at September 30, 1996 and December 31, 1995 was approximately $461 and $422, respectively, of amortization related to assets recorded under capital leases.

     In accordance with its policy on impaired long-lived assets, effective June 30, 1996, the Company recorded an impairment loss of $14,507, representing the leasehold and improvements from the Company's Lakeshore casino of $16,284 and accumulated amortization of $1,777.

NOTE 4 - NOTES PAYABLE

     Notes payable at September 30, 1996 and December 31, 1995 are comprised of the following:

                                                  Interest
                                                    Rate       1996       1995
                                                  ---------   ------     ------
Revolving line of credit with payments
  of principal and interest due
  monthly, collateralized  by funds
  held at the Company's casino and
  guaranteed by an affiliate .................    Prime +2%   $ --       $  145

Notes payable to Bryanston (purchased
  and assigned from former Cotton Club
  stockholders) ..............................        10%      1,897      3,293

Revolving line of credit of $500 with
  payments of principal and interest
  due December 2, 1996, collateralized
  by cash advances ...........................                   262        200

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 (in thousands)

NOTE 4 - NOTES PAYABLE - (Continued)

                                                  Interest
                                                    Rate       1996       1995
                                                  ---------   ------     ------
Note payable to third party with payments
  of principal and interest due monthly,
  collateralized by certain vehicles .........       11%                    103

Unsecured note payable .......................                               53

Employee loans ...............................    Various         19         22
                                                              ------     ------
                                                              $2,178     $3,816
                                                              ======     ======

     On August 30, 1996, the Company extended its $500 revolving line of credit through December 2, 1996.

     At September 30, 1996, the Company was in default of its note payable to Bryanston. The Company received a waiver of the default through December 31, 1997.


NOTE 5 - LONG-TERM DEBT

Long-term debt at September 30, 1996 and December 31, 1995 are comprised of the following:

                                                  Interest
                                                    Rate       1996       1995
                                                  ---------   ------     ------

Mortgage note payable, Bryanston,
  principal and interest due monthly
  through November 1998, collateralized by
  the barge located in Greenville,
  Mississippi, and certain other assets ......        10%    $ 7,800    $ 7,800

Mortgage note payable in monthly
  installments of $70 plus interest at
  30-day commercial paper rate (5.44% at
  September 30, 1996) plus 3.5% adjusted
  quarterly, funded with weekly deposits
  of $25 into a restricted cash account,
  collateralized by the barge and
  improvements located in Lakeshore,
  Mississippi ................................         9%      3,656      3,736

Equipment notes payable monthly through
  November 1999 and collateralized by
  certain assets .............................     11-14%      9,740     13,432

Capitalized lease obligations, payable
  monthly, expiring in various years
  through 2001 ...............................     10-15%        418        925

Loans payable in equal quarterly
  installments of principal and interest
  over 10 years, commenced in January
  1996. Loans are subordinated to the
  Bryanston mortgage note payable and will
  be repaid only if the Company maintains
  certain financial ratios. Approximately
  $2,474 is owed to Bryanston at September
  30, 1996 and December 31, 1995,
  respectively ...............................         9%    $ 2,474    $ 3,655

Line of credit of $49, principal and
  interest due monthly through April 1999,
  collateralized by certain equipment ........     10.75%         37       --

Bank notes, payable monthly through 1997,
  collateralized by certain equipment ........     8-10%          46         83
                                                             -------    -------
                                                              24,171     29,631
Less current portion .........................                10,573     27,319
                                                             -------    -------
                                                             $13,598    $ 2,312
                                                             =======    =======

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 (in thousands)



NOTE 5 - LONG-TERM DEBT - (Continued)

     Aggregate future required principal payments are approximately as follows:

     Year ending September 30:
     1997 ........................................................  $10,573
     1998 ........................................................    3,134
     1999 ........................................................    8,157
     2000 ........................................................      724
     2001 ........................................................      284
     Thereafter ..................................................    1,299
                                                                    -------
                                                                    $24,171
                                                                    =======

     Effective April 12, 1996, the Company restructured its capital sign lease of approximately $745 with an unrelated party. The terms of the restructure reduces the lease principal amount to $475 and forgives approximately $74 of accrued interest. The effective interest rate of the restructured lease is 10% per annum, with a four-year term.

     Effective June 26, 1996, the Company issued 44 shares of its preferred stock in settlement of a certain loan payable of $1,181, accrued interest of $41 and a five percent transaction fee of $61.

     At September 30, 1996, the Company was in default of (i) its mortgage notes payable aggregating approximately $11,456 for non-payment, (ii) the Lakeshore equipment notes aggregating approximately $3,433 for the breach of several loan covenants and a loan payable to Bryanston of approximately $2,474 for non-payment. The Company received a waiver of the defaults of the loan payable and, relating to the Jubilation Casino, mortgage note payable to Bryanston through December 31, 1997. Accordingly, the mortgage note payable in the amount of $3,656 and the equipment notes payable ($3,433), relating to the Jubilation Casino, are reflected in current liabilities at September 30, 1996.

     At December 31, 1995, the Company was in default of (i) its mortgage notes payable for non-payment, (ii) the equipment notes aggregating approximately $13,432 for the breach of several loan covenants (iii) a capital lease of approximately $745 for non-payment and certain loans payable aggregating approximately $3,655 went into default in 1996 due to non-payment. The Company received a waiver of the default of the loan payable to Bryanston. Accordingly, the mortgage notes payable ($11,536), equipment notes payable ($13,432), capital lease ($745) and a certain loan payable ($1,181) were reflected in current liabilities at December 31, 1995.


NOTE 6 - ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

     Accounts payable and other accrued expenses are comprised of the following:

                                                   September 30   December 31
                                                      1996           1995
                                                     -------        -------
     Construction ...........................        $ 1,345        $ 1,218
     Insurance financing ....................             30          1,585
     Accrued professional fees ..............            760            851
     Accrued property taxes .................            809            843
     Accrued interest .......................          1,977            974
     Other ..................................          4,341          5,054
                                                     -------        -------
                                                     $ 9,262        $10,525
                                                     =======        =======

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 (in thousands)


NOTE 7 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

     The Company is obligated under a $20,000 non-revolving promissory note with Bryanston. Effective June 26, 1996, the Company issued 694 shares of its preferred stock in settlement of $19,165 of its note and a five percent transaction fee of $958. The outstanding principal balance at September 30, 1996 and December 31, 1995 is $1,416 and $17,361, respectively. The note, which bears interest at prime rate (8.25% at September 30, 1996) plus 2%, is payable at the lesser of the outstanding principal amount or $2,000 per annum through December 31, 1999. Beginning 1996, accrued interest is due and payable by the end of the following month. All remaining principal and accrued interest (approximately $503) shall be due on December 31, 2000. Additionally, commencing May 1, 1996 and for each of the next succeeding three years thereafter, the Company is required to make additional principal payments equal to "Available Cash Flow of Maker" as defined in the note.

     At September 30, 1996, the Company was in default of the non-revolving promissory note with Bryanston for failure to make the required monthly interest payments. The Company received a waiver of the default through December 31, 1997.

     In accordance with Mississippi law, the Company's casino licenses have initial terms of two years and will be subject to periodic renewal. In October 1995, the Company received renewals of their casino licenses through October 1997.

     In July 1996 the Company closed its Lakeshore casino and surrendered its casino license for that location. Failure to retain the Greenville license could have a material adverse effect on the Company's operations.

     In October 1994, Alpha Gulf was named as a defendant in an action brought in the United States District Court for the Southern District of Mississippi (Susan E. Wolff, et al. v. James C. Zamecnik, et al.) on the theory of "liquor liability" for the service of alcohol to a customer, who subsequently was involved in an automobile collision. The principle theory of liability against Alpha Gulf is based on its service of alcohol to a customer when it knew, or should have known, he was intoxicated and then allowed him to drive his automobile from the casino. The Company was named as an additional defendant in May 1995 based primarily on the allegation that it is the alter-ego of its subsidiary, and secondarily on the theory of liquor liability. The Plaintiff initially sought $20,000. Early in the litigation, Plaintiff sought a default judgment against Alpha Gulf relating to evidence that was destroyed. The court denied the action, but granted Plaintiff's attorney fees in an amount to be determined, but to date not yet determined. The Plaintiff also initiated a declaratory judgment action in the same court against Alpha Gulf and its insurance carriers seeking a determination as to the liability of such carriers under the insurance policies issued by the carriers to Alpha Gulf and the Company for any damages found against Alpha Gulf in the primary litigation up to the policy limits. The declaratory judgment action appears to have been brought in response to issues raised by the primary insurance carrier as to timely notice of the incident and possible spoilation of evidence. Subsequently, the primary insurance carrier initiated its own declaratory judgment action against Alpha Gulf and the Company (Commerce & Industry Company v. Alpha Gulf Coast, Inc. and Alpha Hospitality Corporation, Inc.: United States District Court for the Southern District of Mississippi, Jackson Division) seeking a determination that it is not liable under the subject insurance policy. The declaratory judgment action instituted by Plaintiff was dismissed in June 1996. The declaratory judgment action instituted by the primary insurance carrier was voluntarily dismissed as to the Company by the insurance carrier. That action, in which Alpha Gulf is now the sole defendant, is now in the initial stages of litigation. A settlement has been reached between Plaintiff and the Company's insurance carrier with respect to the underlying personal liability action in the amount of $5,125, covering all issues. The principal insurance carrier has paid the settlement and may assert that the Company and Alpha Gulf have an obligation to reimburse it for payment of the settlement amount. Alpha Gulf intends to vigorously defend against the insurance carrier's claim and believes it has meritorious defenses. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying consolidated financial statements.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 (in thousands)


NOTE 7 - COMMITMENTS, CONTINGENCIES AND RELATED
         PARTY TRANSACTIONS - (Continued)

     In January 1996, the Company was named as a defendant in an action brought in the Circuit Court of Hinds County, Mississippi (Amos vs Alpha Gulf Coast, Inc.; Batiste vs Alpha Gulf Coast, Inc., Dycre vs Alpha Gulf Coast, Inc.; Johnston vs Alpha Gulf Coast, Inc.; Rainey vs Alpha Gulf Coast, Inc.). Based on the theory of "liquor liability" for the service of alcohol to a customer, Plaintiffs alleged that on January 16, 1995, a vehicle operated by Mr. Amos collided with a vehicle negligently operated by Mr. Rainey, an individual that was alledgedly served alcoholic beverages by the Company. Plaintiffs alleged that they suffered personal injuries and seek compensatory damages aggregating $17.1 million and punitive damages aggregating $37.5 million. The ultimate outcome of this litigation cannot presently be determined as this case is presently in the early phases of discovery. Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements. The Company believes that the risk referred to in this paragraph is adequately covered by insurance.

     In August 1996, Alpha Gulf was named as a defendant in an action brought in the United States District Court for the Southern District of Mississippi (Joseph R. Cure, Joseph E. Cure, Jr., Cynthia Cure Rutherford, Michael Cure and Susan Cure Gollot vs. Alpha Gulf Coast, Inc.) for alleged past due and future accelerated rentals and other costs under an operating lease relative to real property located in Lakeshore, Mississippi. Plaintiffs seek past due rentals of approximately $967 and future rentals of $800 annually through March 31, 2000 and $950 annually through July 31, 2011. The consolidated financial statements include a provision for the liability on past due rents of $627 at September 30, 1996. The ultimate outcome of this litigation cannot presently be determined as this case is in the early phases of discovery. Accordingly, no provision for liability to the Company, except as mentioned above, that may result upon adjudication has been made in the accompanying consolidated financial statements.

     In September 1996, the Company and Alpha Gulf were named as defendants in an action brought in the Circuit Court of Hancock County, Mississippi (Durward Dunn, Inc. vs. Alpha Hospitality Corporation; Durward Dunn, Inc. vs. Alpha Gulf Coast, Inc.) for alleged failure to make payments pursuant to a construction contract. Plaintiff seeks actual and compensatory damages of approximately $1,200. The consolidated financial statements include a provision for the liability of $928 for this contract at September 30, 1996. The ultimate outcome of this litigation cannot presently be determined as this case is presently in the early phases of discovery. Accordingly, no provision for liability to the Company, except as mentioned above, that may result upon adjudication has been made in the accompanying consolidated financial statements.

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

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 (in thousands)


NOTE 8 - AMOUNT DUE UNDER REDEMPTION AGREEMENT

     Effective October 15, 1995, the Company restructured certain equipment notes, aggregating approximately $9,000, with unrelated parties. Pursuant to the restructuring requirements, the Company will repay approximately $6,500 in 48 monthly installments of $166, which includes interest of 10% per annum. The balance of $2,500 bears interest at 10% per annum, is due on November 15, 1999, and may either be partially or fully repaid, pursuant to an escrow agreement, from the net proceeds from the sale of approximately 701 shares of the Company's common stock held in escrow. To the extent that the net proceeds exceeds $2,500 plus accrued interest, the excess will be applied to the $6,500 portion of the debt. However, if the net proceeds are less than the $2,500 plus accrued interest, then the Company will be required to remit the balance due at maturity. The escrow agreement provides for the unrelated party to have full voting rights pertaining to the escrowed shares and the right to sell any or all of the shares. The Company has the right of first refusal to purchase the shares that the unrelated party desires to sell. The debt is collateralized by the Company's barge and certain gaming equipment.

     At September 30, 1996, the amount due under the redemption agreement is $1,024, which includes $235 of accrued interest resulting from the decrease in the fair value of the stock at September 30, 1996 ($2.375) and the price at the date of the agreement ($3.50).


NOTE 9 - STOCKHOLDERS' EQUITY

     Effective June 26, 1996, the Company issued 694 and 44 shares, respectively, of its preferred stock, in settlement of $19,165 and $1,222, respectively, of their unsecured debt with Bryanston and an unrelated third party (see Notes 5 and 7). The Company was charged a five percent transaction fee of approximately $1,020, which was also converted into shares of the Company's preferred stock. The conversion rate was based on the fair market value of the Company's common stock at the date of conversion ($3.625). Each preferred share is convertible into eight shares of the Company's common stock after December 31, 1996 and carries voting rights of one vote per preferred share. The preferred stock also carries a dividend of $3.05 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each fiscal year. In such event, the dividend will be payable in common stock.

     Changes in stockholders' equity during the nine months ended September 30, 1996 include the net loss of $22,718, an accrued preferred dividend of $535, common stock with a value of $2,454 issued to a creditor and placed in escrow, pursuant to the October 15, 1995 restructuring of certain equipment notes, preferred stock issued in settlement of unsecured debt aggregating $21,406 and an increase in the amount due under the redemption agreement of $789.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 (in thousands)


NOTE 10 - INCOME TAXES

     The Company and all of its subsidiaries file a consolidated federal income tax return. Income tax expense is allocated pursuant to the separate tax attributes of each subsidiary. At September 30, 1996 and December 31, 1995, the Company's deferred federal tax asset is comprised of the tax benefit (cost) associated with the following items based on the 35% tax rate currently in effect (dollars in thousands):

                                                   September 30  December 31
                                                       1996         1995
                                                     --------     --------

     Pre-opening costs currently deducted
       for financial reporting and amortized
       over 5 years for tax purposes ............    $  1,805     $  1,788
     Net operating loss carry forward ...........      19,791       11,524
     Differences between financial and
       tax depreciation methods .................      (1,862)      (2,077)
     Differences between financial and
       tax basis of assets and
       liabilities ..............................       1,795        1,737
     Interest capitalized for financial
       reporting and expensed for tax
       purposes .................................        (213)        (224)
     Other ......................................         (23)         (77)
                                                     --------     --------
     Deferred tax asset .........................      21,293       12,671
     Valuation allowance on deferred
       tax asset ................................     (21,293)     (12,671)
                                                     --------     --------
                                                     $   --       $   --
                                                     ========     ========


     The Company has available for federal income tax purposes, a net operating loss carryover of approximately $37,450 of which $883, $7,407, $24,637 and $23,619 will expire in the years 2008, 2009, 2010 and 2011, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations - Casinos

  Results of Operations - Alpha Gulf

     The following table sets forth the statement of operations for the Alpha Gulf's casino operations before income taxes for the nine months and three months ended September 30, 1996 and 1995 (in thousands):

                                        Nine Months           Three Months
                                    Ended September 30     Ended September 30
                                    -------------------    -------------------
                                      1996       1995        1996       1995
                                    --------   --------    --------   --------
Revenues:
  Casino ........................   $ 27,901   $ 19,312    $  8,980   $  6,665
  Food, beverage and other ......        794        966         224        328
                                    --------   --------    --------   --------
      Total revenues ............     28,695     20,278       9,204      6,993
                                    ========   ========    ========   ========

Operating expenses:
  Casino ........................      9,770      9,785       3,173      3,311
  Food, beverage and other ......      1,053      1,286         290        424
  Selling, general and
    administration ..............     12,417     10,832       3,921      4,043
                                    --------   --------    --------   --------
      Total operating expenses ..     23,240     21,903       7,384      7,778
                                    ========   ========    ========   ========

Income (loss) from operations ...      5,455     (1,625)      1,820       (785)
                                    --------   --------    --------   --------

Other expenses:
  Interest ......................      1,537      1,601         502        517
  Buyout of marketing agreement .                 1,500                  1,500
  Write-off at unamortized
    discount on mortgage
    note payable ................                   931                    931
  Depreciation and amortization .      3,622      2,963       1,238      1,008
                                    --------   --------    --------   --------
      Total other expense .......      5,159      6,995       1,740      3,956
                                    --------   --------    --------   --------

Income (loss) before intercompany
  charges and deferred income
  tax credit ....................   $    296   $ (8,620)   $     80   $ (4,741)
                                    ========   ========    ========   ========



Nine Months Ended September 30, 1996 and 1995:

     Alpha Gulf generated revenues of $28,695 and $20,278 in 1996 and 1995, respectively. Casino revenues were $27,901 and $19,312 in 1996 and 1995, respectively. Food, beverage and other revenues were $794 and $966 in 1996 and 1995, respectively. The increase in casino revenues is primarily due to the relocation of the Alpha Gulf's Bayou Caddy's Jubilee Casino from Lakeshore, Mississippi to Greenville, Mississippi in November 1995. During this period the Jubilee Casino achieved 50% market share in the Greenville market. In addition the Greenville market increased by 4.2% over the same period last year.

     At the locations referred to above, Alpha Gulf's casino operating expenses were $9,770 and $9,785, (35% and 51% of casino revenues) in 1996 and 1995, respectively. Food, beverage and other expenses were $1,053 and $1,286 (133% of food, beverage and other revenues) in 1996 and 1995, respectively.

     The reduced casino expenses in 1996 when compared to 1995 of $15 was the net result of reduced staffing levels ($246), the decrease in the costs related to food and beverages provided gratuitously to customers ($820), which is the direct result of the reduction of gratuitous food and beverages provided to casino customers and the related costs thereto, an increase in gaming taxes ($965) and an increase in customer slot payouts ($419), which are directly related to increased revenues and a decrease in operating expenses ($333), which is the result of management operating more efficiently.

     Food and beverage revenue does not include the retail value of food and beverage of approximately $2,232 and $2,788 provided gratuitously to customers in 1996 and 1995, respectively.

     The reduction of food, beverage and other costs are directly related to the reduced volume of food and beverage revenues.

     Selling, general and administrative expenses consists of payroll and related benefits of approximately $4,249 and $4,456, marketing and advertising of approximately $4,985 and $2,720, occupancy costs of approximately $1,914 and $2,309, and operating expenses of approximately $1,537 and $1,348 in 1996 and 1995, respectively. The reduced payroll and related costs of $207 was a direct result of management's cost-cutting measures instituted during the first quarter of 1995. The $2,265 increase in marketing and advertising is directly related to the increased volume of business and management's introduction of marketing programs focused on identifying new customers. The reduction of occupancy costs of $395 is primarily due to reduced insurance costs. The increase in operating expenses of $189 was directly related to the increased volume of business.

     Interest expense was primarily related to the first mortgage on the gaming vessel, equipment financing and various capitalized leases.

     Depreciation and amortization was $3,622 and $2,963 in 1996 and 1995, respectively. The increase was the direct result of an increase in capital expenditures related to the relocation of the gaming vessel to Greenville, Mississippi and the purchase of equipment and fixtures.


Three Months Ended September 30, 1996 and 1995:

     Alpha Gulf generated revenues of $9,204 and $6,993 in 1996 and 1995, respectively. Casino revenues were $8,980 and $6,665 in 1996 and 1995, respectively. Food, beverage and other revenues were $224 and $328 in 1996 and 1995, respectively. The increase in casino revenues is primarily due to the relocation of the Alpha Gulf's Bayou Caddy's Jubilee Casino from Lakeshore, Mississippi to Greenville, Mississippi in November 1995.

     At the locations referred to above, Alpha Gulf's casino operating expenses were $3,173 and $3,311, (35% and 50% of casino revenues) in 1996 and 1995, respectively. Food, beverage and other expenses were $290 and $424 (129% of food, beverage and other revenues) in 1996 and 1995, respectively.

     The decreased casino expenses in 1996, when compared to 1995 of $138, is the net result of decreased staffing levels ($154), due to management operating more efficiently, the decrease in the costs related to food and beverages provided gratuitously to customers ($231), which is a direct result of the reduction of gratuitous food and beverages provided to casino customers and the related costs thereto and an increase in gaming taxes ($253), which is the direct result of increased revenues.

     Food and beverage revenue does not include the retail value of food and beverage of approximately $740 and $1,001 provided gratuitously to customers in 1996 and 1995, respectively.

     The reduction of food, beverage and other costs are directly related to the reduced volume of food and beverage revenues.

     Selling, general and administrative expenses consists of payroll and related benefits of approximately $1,423 and $1,481, marketing and advertising of approximately $1,462 and $1,102, occupancy costs of approximately $666 and $965 and operating expenses of $372 and $494 in 1996 and 1995, respectively. The reduced payroll and related costs of $58 was a direct result of management's cost-cutting measures instituted during the first quarter of 1995. The $360 increase in marketing and advertising is directly related to the increased volume of business and management's introduction of marketing programs focused on identifying new customers. The reduction of occupancy costs of $299 is primarily due to reduced insurance costs and a decrease in rent due to moving to a less expensive location. The decrease in operating expenses of $122 was the direct result of management operating more efficiently.

     Interest expense was primarily related to the first mortgage on the gaming vessel, equipment financing and various capitalized leases.

     Depreciation and amortization was $1,238 and $1,008 in 1996 and 1995, respectively. The increase was a direct result of an increase in capital expenditures related to the relocation of the gaming vessel to Greenville, Mississippi and the purchase of equipment and fixtures.

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

     A third gaming vessel opened November 6, 1996 in Greenville. Historically, addition of gaming facilities expands local gaming markets in Mississippi. It is unknown at this time what impact this third gaming vessel will have on the Greenville casino market. Management believes that this third gaming vessel will negatively impact Alpha Gulf's current market achievement but to what extent this act will have on future revenues is uncertain at this time.


Results of Operations - Jubilation

     The Company acquired the Jubilation gaming vessel (formerly known as the Cotton Club) on October 26, 1995. The vessel's operations in Greenville was terminated on October 30, 1995. After its relocation to Lakeshore, Mississippi the Jubilation reopened for business December 21, 1995. The following table sets forth the statement of operations for the Jubilation casino operations before income taxes and intercompany charges for the nine months and three months ended September 30, 1996 (in thousands):

                                             Nine Months    Three Months
                                               Ended          Ended
                                            September 30,   September 30,
                                                1996           1996
                                              --------       --------

     Revenues:
       Casino ............................    $  6,913       $    513
       Food, beverage and other ..........         303             67
                                              --------       --------
           Total revenues ................       7,216            580
                                              --------       --------

     Expenses:
       Casino ............................       3,559             81
       Food, beverage and other ..........         381             35
       Selling, general and administrative       6,641          1,572
                                              --------       --------
           Total operating expenses ......      10,581          1,688
                                              --------       --------

     Loss from operations ................      (3,365)        (1,108)
                                              --------       --------

     Other expenses:
       Interest ..........................         748            234
       Write-off of leasehold and
         improvements ....................      14,507
       Depreciation and amortization .....       1,166            106
                                              --------       --------
           Total and other expenses ......      16,421            340
                                              --------       --------

     Loss before intercompany charges and
       deferred income tax credit ........    $(19,786)      $ (1,448)
                                              ========       ========

Nine Months and Three Months Ended September 30, 1996

     Jubilation experienced a loss from operations of $3,365 and $1,108 during the nine months and three months ended September 30, 1996, respectively. During the second quarter of 1996, management became uncertain as to whether the Jubilation Casino would be profitable during the remainder of fiscal 1996. Management reduced operating costs and monitored the operation very closely. To overcome the Jubilation Casino's declining revenues, the Company would have to construct additional amenities which would require a substantial investment of funds. Since revenues did not improve during May and June 1996, which are part of the peak season, a continued decline was expected by management in the third quarter. Therefore, on July 2, 1996, the Company notified the Mississippi Gaming Commission (the "Commission") and the employees of the Jubilation Casino of its plans to close the Jubilation Casino by the end of August 1996. In connection with the plan to close the Jubilation Casino, the realizability of the capital leasehold and improvements related to the Jubilation Casino were reassessed. Effective for the second quarter ended June 30, 1996, management recorded an impairment loss of $14,507 to property and equipment, representing the unamortized balance of these leasehold improvements.

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



Casino Development

  New York - Alpha Monticello

     On January 19, 1996, the Company, through its subsidiaries, entered into a memorandum of understanding with Catskill Development, L.L.C. ("Catskill") regarding the development and management of a casino to be built adjacent to the Monticello Raceway in Sullivan County, New York. The development and management of this casino will be undertaken by Mohawk Management L.L.C., of which the Company's wholly-owned subsidiary, Alpha Monticello, owns 50%, and will be responsible for the day-to-day operations. It is intended that the casino will be owned by the St. Regis Mohawk Tribe and will be located on land to be placed in trust for the benefit of the Tribe.

     On August 2, 1996, Mohawk Management L.L.C. executed an agreement with the St. Regis Mohawk Tribe for the management of the proposed casino referred to above. The Tribe has submitted this agreement to the National Indian Gaming Commission for its approval.

     During 1996 and 1995, Alpha Monticello incurred approximately $516 and $20, respectively, of costs primarily associated with its participation with Catskill.

     During 1996, Alpha Monticello incurred $496 related to corporate expenditures for casino development.

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

     During 1996, Alpha Missouri also incurred $496 related to corporate expenditures for casino development.

Hotel Management - Alpha Hotel Management Company, Inc. ("Alpha Hotel")

     The following table sets forth selected financial data of Alpha Hotel Management Company, Inc. (Alpha Hotel) for the nine months and three months ended September 30, 1996 and 1995 (in thousands):

                                       Nine Months       Three Months
                                          Ended             Ended
                                       September 30      September 30
                                     ---------------   ---------------
                                      1996     1995     1996     1995
                                     ------   ------   ------   ------

     Income Statement Data:
       Management fees ...........   $1,489   $2,035   $  440   $  697
                                     ------   ------   ------   ------

       Operating expenses:
         Direct payroll and
           related expenses ......      885      931      288      295
         Selling, general and
           administrative ........       78      182       39       59
                                     ------   ------   ------   ------
         Total operating expenses       963    1,113      327      354
                                     ------   ------   ------   ------

     Income from management fees
       before intercompany charges
       and income taxes ..........   $  526   $  922   $  113   $  343
                                     ======   ======   ======   ======


Results of Operations

  Nine Months Ended September 30, 1996 and 1995:

     Total management fees decreased during the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 by approximately $546 (26.8%). The decrease was principally from the net result of $54 increase in fees from continuing management agreements and a decrease of $600 related to the loss of five management agreements (which related to hotels whose ownership changed) and one management agreement which expired. The increase in fees earned was the result of increases in the hotels' gross revenues on which the management fees are based. The factors that influence such gross revenues are general economic conditions, competitive changes in geographic regions, foreign exchange rates relative to the strength of the U.S. dollar, the price of gasoline, air fares and general weather conditions.

     Direct payroll and related costs decreased 4.9% to $885 for the nine months ended September 30, 1996 from $931 for the nine months ended September 30, 1995. The decrease was the result of a reduction in staffing to accommodate the decrease in management contracts being serviced.

     Selling, general and administrative expenses decreased to $78 for the nine months ended September 30, 1996 from $182 for the nine months ended September 30, 1995. This decrease is a result of office relocation to a less expensive area.

  Three Months Ended September 30, 1996 and 1995

     Total management fees decreased during the three months ended September 30, 1996 compared to the three months ended September 30, 1995 by approximately $257 (36.9%). The decrease was principally from the result of $28 decrease in fees from continuing management agreements and a decrease of $229 related to the loss of three management agreements (which related to hotels whose ownership changed) and the loss of one management agreement which expired.

     Direct payroll and related costs decreased 2.4% to $288 for the three months ended September 30, 1996 from $295 for the three months ended September 30, 1995. The decrease was the result of a reduction in staffing to accommodate the decrease in management contracts being serviced.

     Selling, general and administrative expenses decreased to $39 for the three months ended September 30, 1996 from $59 for the three months ended September 30, 1995. This decrease is a result of office relocation to a less expensive area.

Liquidity and Capital Resources

     For the nine months ended September 30, 1996, the Company achieved net cash provided by operating activities of $859. During this period, the Company experienced a net loss of $22,681. The positive aggregate net cash flow from operating activities resulted from non-cash expenses of $20,159 and a positive net change in operating assets and liabilities of $3,418. Non-cash expenses primarily consisted of depreciation and amortization of $4,788, debt conversion fee of $1,019 and the write-off of the Lakeshore leasehold improvements of $14,507. The change in operating assets and liabilities primarily consisted of a decrease in prepaid insurance of $1,670, a decrease in other current assets of $1,085, a decrease in accounts payable and other accrued expenses of $1,097 and an increase in accrued payroll and related liabilities of $1,137.

     Cash used in investing activities of $2,290 consisted of $1,421 in purchases of property and equipment primarily related to the relocation of casinos to each of their current sites and $869 in payments for deposits and other assets primarily attributable to $607 in deferred costs relating to casino development in Missouri and New York.

     Cash provided by financing activities of $476 was attributable to $3,220 in net advances under the $20,000 non-revolving promissory note with Bryanston and the principal reduction of notes payable and long-term debt of approximately $2,850.

     In October 1994, Alpha Gulf was named as a defendant in an action brought in the United States District Court for the Southern District of Mississippi (Susan E. Wolff, et al. v. James C. Zamecnik, et al.) on the theory of "liquor liability." A settlement has been reached between Plaintiff and the Company's insurance carrier with respect to the underlying personal liability action in the amount of $5,125, covering all issues. The principal insurance carrier has paid the settlement and has asserted that Alpha Gulf has an obligation to reimburse it for payment of the settlement amount. Alpha Gulf intends to vigorously defend against such claim and believes it has meritorious defenses. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying consolidated financial statements.

     In January 1996, Alpha Gulf was named as a defendant in an action brought in the Circuit Court of Hinds County, Mississippi (Amos vs Alpha Gulf Coast, Inc.; Batiste vs Alpha Gulf Coast, Inc.; Dycre vs Alpha Gulf Coast, Inc., Johnston vs Alpha Gulf Coast, Inc.; Rainey vs Alpha Gulf Coast, Inc.) based on the theory of "liquor liability." The ultimate outcome of this litigation cannot presently be determined as this case is presently in the early phases of discovery. Accordingly, no provision for liability that may result upon adjudication has been made in the accompanying consolidated financial statements. The Company believes that the risk referred to in this paragraph is adequately covered by insurance.

     In August 1996, Alpha Gulf was named as a defendant in an action brought in the United States District Court for the Southern District of Mississippi (Joseph R. Cure, Joseph E. Cure, Jr., Cynthia Cure Rutherford, Michael Cure and Susan Cure Gollot vs. Alpha Gulf Cost, Inc.) for alleged past due and future accelerated rentals and other costs under an operating lease relative to real property located in Lakeshore, Mississippi. The ultimate outcome of this litigation cannot presently be determined as this case is in the early phases of discovery. The consolidated financial statements include a provision for the liability on past due rents of $627 at September 30, 1996, which management feels is sufficient to cover the outcome of this litigation.

     In September 1996, the Company and Alpha Gulf were named as defendants in an action brought in the Circuit Court of Hancock County, Mississippi (Durward Dunn, Inc. vs. Alpha Hospitality Corporation; Durward Dunn, Inc. vs. Alpha Gulf Coast, Inc.) for alleged failure to make payments pursuant to a construction contract. The ultimate outcome of this litigation cannot presently be determined as this case is presently in the early phases of discovery. The consolidated financial statements include a provision for the liability of $928 for this contract at September 30, 1996, which management feels is sufficient to cover the outcome of this litigation.

     Effective June 26, 1996 the Company issued 738 shares of its preferred stock (convertible into common stock of the Company on the basis of eight common shares per preferred share) to (a) liquidate a loan payable in the amount of $1,283 (including accrued interest of $41 and a transaction fee of $61); and (b) partially liquidat?e the non-revolving promissory note issued to Bryanston. The amount of the Bryanston note liquidated was $20,123 (including a transaction fee of $958). The principal amount of $1,416 plus accrued interest remain outstanding under the Bryanston note.

     At September 30, 1996, the Company was in default of (i) its mortgage notes payable aggregating approximately $11,456 for non-payment, (ii) the equipment notes relating to the Jubilation Casino aggregating approximately $3,433 for the breach of several loan covenants and (iii) a loan payable to Bryanston of approximately $2,474 for non-payment. The Company received a waiver of the defaults of the loan payable and the $7,800 mortgage note payable to Bryanston. Accordingly, the mortgage note payable in the amount of $3,656 and the equipment notes payable ($3,433), relating to the Jubilation Casino, are reflected in current liabilities at September 30, 1996.

     The Company continues to suffer significant losses from operations and has a working capital deficit and accumulated deficit. In addition, the Company was not in compliance with certain long-term debts which are included in current liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has minimized continuing losses from the Jubilation Casino by closing the operation in July 1996. Management is currently working with the Jubilation Casino's unsecured creditors regarding future payment of its obligations. Management is also in discussion with the Jubilation Casino's secured creditors in an attempt to settle its outstanding obligations.

     Management's plans include operating the Jubilee Casino profitably and maintaining positive cash flow. Management is currently seeking a source of refinancing its Jubilee Casino debt. There is no assurance that a source for refinancing will be obtained. Management will also be seeking sources of financing for casino development projects, if certain approvals are received. Management believes that financing will be available, however, there are no assurances that financing will be obtained.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 on file with the Securities and Exchange Commission.

     In August 1996, Alpha Gulf was named as a defendant in an action brought in the United States District Court for the Southern District of Mississippi (Joseph R. Cure, Joseph E. Cure, Jr., Cynthia Cure Rutherford, Michael Cure and Susan Cure Gollot vs. Alpha Gulf Coast, Inc.) for alleged past due and future accelerated rentals and other costs under an operating lease relative to real property located in Lakeshore, Mississippi. Plaintiffs seek past due rentals of approximately $967 and future rentals of $800 annually through March 31, 2000 and $950 annually through July 31, 2011. The consolidated financial statements include a provision for the liability on past due rents of $627 at September 30, 1996. The ultimate outcome of this litigation cannot presently be determined as this case is in the early phases of discovery. Accordingly, no provision for liability to the Company, except as mentioned above, that may result upon adjudication has been made in the accompanying consolidated financial statements.

     In September 1996, the Company and Alpha Gulf were named as defendants in an action brought in the Circuit Court of Hancock County, Mississippi (Durward Dunn, Inc. vs. Alpha Hospitality Corporation; Durward Dunn, Inc. vs. Alpha Gulf Coast, Inc.) for alleged failure to make payments pursuant to a construction contract. Plaintiff seeks actual and compensatory damages of approximately $1,200. The consolidated financial statements include a provision for the liability of $928 for this contract at September 30, 1996. The ultimate outcome of this litigation cannot presently be determined as this case is presently in the early phases of discovery. Accordingly, no provision for liability to the Company, except as mentioned above, that may result upon adjudication has been made in the accompanying consolidated financial statements.

     There have been no other material developments during such period to any existing legal proceeding.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As of November 14, 1996, the Company was in default of its Lakeshore mortgage note payable of approximately $3,656,000 and its Lakeshore equipment notes payable aggregating approximately $3,433,000, for non-payment. The total arrearage of principal and interest payments on the aforementioned debt is approximately $3,482,000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:  November 14, 1996              /s/ THOMAS W. ARO
                                           -------------------------------------
                                           Thomas W. Aro
                                           Vice President




Dated:  November 14, 1996              /s/ JAMES A. CUTLER
                                           -------------------------------------
                                           James A. Cutler
                                           Chief Financial Officer