Form 10-K405
period 1996-12-31
ALPHA HOSPITALITY CORP
filed 1997-03-31
CIK 906780

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

     For the year ended December 31, 1996.

  ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

     For the transition period from_______________________to____________________

         Commission file number                33-64236
                               ---------------------------------------

                          Alpha Hospitality Corporation
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

               Delaware                                      13-3714474
--------------------------------------------------------------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

      12 East 49th Street, New York, N.Y.                         10017
--------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number                    (212) 750-3500
                         -------------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of each exchange
         Title of each class                         on which registered
         -------------------                        --------------------

Common Stock, $.01 par value per share                 Boston Stock Exchange
-------------------------------------------       ------------------------------

Redeemable Common Stock Purchase Warrants each redeemable common stock purchase warrant entitling the holder to purchase one share of common stock

Securities registered under Section 12(g) of the Exchange Act:

                                                None
          ----------------------------------------------------------------------
                                         (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes         X                              No _________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The issuer's revenues for the year ended December 31, 1996 were approximately $44,520,000.

     The aggregate market value on March 25, 1997 of the voting stock held by non-affiliates computed based on the average bid and asked prices of such stock on that date was approximately $27,143,000 (including value of shares of certain spouses as described in Item 5).

     As of March 25, 1997, 14,049,753 shares of Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format:

          Yes ___________                            No          X

The Exhibit Index is located on Page 53.

ITEM 1. BUSINESS

The Company

      Alpha Hospitality Corporation (the "Company"), through its six subsidiaries, is engaged in (i) the ownership and operation of a gaming vessel, the Bayou Caddy's Jubilee Casino (the "Jubilee Casino"), located in Greenville, Mississippi, which is operated by the Company's subsidiary Alpha Gulf Coast, Inc. ("Alpha Gulf"), and (ii) the pursuit of gaming licenses for additional casinos in various states (which is accomplished through the Company's subsidiaries Alpha Missouri, Inc. ("Alpha Missouri"), Alpha Monticello, Inc. ("Alpha Monticello"), Alpha Rising Sun, Inc. ("Alpha Rising Sun"), Jubilation Lakeshore, Inc. ("Jubilation Lakeshore") and Alpha St. Regis, Inc. ("Alpha St. Regis"). From September 1993 through December 1996, the Company, through its former subsidiary, Alpha Hotel Management Company, Inc. (Alpha Hotel), provided management services to hotels and motels owned by third-parties. Additionally, from December 1995 to July 16, 1996, the Company, through its subsidiary Jubilation Lakeshore, formerly known as the Cotton Club of Greenville Inc. (the "Cotton Club"), operated a second gaming vessel, the Jubilation Casino.

      The Company was incorporated in Delaware on March 19, 1993; Alpha Gulf was incorporated in Delaware on May 4, 1993; Jubilation Lakeshore was incorporated in Mississippi on December 8, 1992; Alpha Missouri was incorporated in Delaware on March 17, 1995; Alpha Monticello was incorporated in Delaware on May 30, 1996; Alpha Rising Sun was incorporated in Delaware on August 6, 1993; Alpha St. Regis was incorporated in Delaware on June 24, 1994; and Alpha Hotel was incorporated in Delaware on March 19, 1993. The Company's principal executive offices are located at 12 East 49th Street, New York, New York, 10017 and its telephone number is 212-750-3500.

Casino Operations

     Current Operations

     The Company currently operates the Jubilee Casino in Greenville, Mississippi. In addition, from December 1995 through July 16, 1996, the Company operated a casino located in Lakeshore, Mississippi. Although management is satisfied with the results of operation of the Jubilee Casino (located in Greenville, Mississippi), the Jubilation Casino (located in Lakeshore, Mississippi) continued to operate at a deficit. As a result, in July 1996, management began to implement its plans to close the Jubilation Casino during August 1996. On July 16, 1996, operation of the Jubilation Casino was suspended in compliance with a directive of the Mississippi Gaming Commission (the "Mississippi Commission") which asserted that the working capital of the Jubilation Casino was not sufficient. The Mississippi Commission required that the Jubilation Casino's working capital be increased. This working capital requirement was reviewed by Jubilation Lakeshore in light of its previously announced plan to close the Jubilation Casino during August 1996 and the costs which would be incurred to reopen the Jubilation Casino. Based on this review, Jubilation Lakeshore decided not to reopen the Jubilation Casino. See "The Jubilation Casino."

      The Jubilation Casino

      Upon the acquisition of the Cotton Club casino, this casino was renamed the Jubilation Casino and relocated from Greenville to Lakeshore, Mississippi, where it reopened on December 21, 1995. Management believed that the smaller Jubilation Casino could adequately service the existing Lakeshore market with substantially reduced cost of operations. However, based upon the Jubilation Casino's limited capacity, remote location and the increasing casino development in the Biloxi and Gulfport markets (which have proven more attractive to casino patrons), the Jubilation Casino was unable to overcome operating deficits. As a result, in July 1996 management began to implement its plans to close the Jubilation

      Casino during August 1996. On July 16, 1996, operation of the Jubilation Casino was suspended in compliance with a directive of the Mississippi Commission which asserted that the working capital of the Jubilation Casino was not sufficient. The Mississippi Commission required that the Jubilation Casino's working capital be increased. This working capital requirement was reviewed by Jubilation Lakeshore in light of its previously announced plan to close the Jubilation Casino during August 1996 and the costs which would be incurred to reopen the Jubilation Casino. Based on this review, Jubilation Lakeshore decided not to reopen the Jubilation Casino.

      In connection with the plan to close the Jubilation Casino, management believes it has taken all appropriate action required by federal law with respect to providing notice of such closing to its employees. In connection with the closing of the Jubilation Casino, management updated its assessment of the realizability of the leasehold improvements and related assets of the Jubilation Casino. Since this would have resulted in an impairment loss of approximately $14,507,000 and stockholders' equity below the requirements for continued listing of the Company's securities on NASDAQ, the Company accepted proposals by Bryanston and BP to convert approximately $19,165,000 and $1,222,000, respectively, of debt to 693,905 and 44,258 shares of Series B Preferred Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Certain Transactions - Bryanston" and "Certain Transactions - BP Group."

      The Jubilee Casino

      The Jubilee Casino, located in Greenville, Mississippi, is owned and operated by the Company's wholly-owned subsidiary Alpha Gulf. On May 14, 1993, pursuant to an asset purchase agreement among Alpha Gulf, B.C. of Mississippi, Inc. ("B.C.") (formerly known as Bayou Caddy, Inc.), and certain shareholders of B.C., the Company acquired B.C.'s leasehold interests under certain lease agreements and certain other assets incidental to the development and ownership of the Jubilee Casino. The Company proceeded with this acquisition because it gave the Company the opportunity to enter the casino business in Lakeshore, Mississippi, the original site of the Jubilee Casino. Moreover, B.C. had already initiated the process of obtaining requisite approvals for casino operation in Lakeshore, thereby expediting the Company's ability to conduct casino operations in Mississippi. See "Certain Transactions - Bayou Caddy Acquisition."

      The Company initiated the Jubilee Casino's gaming operations on January 12, 1994, subsequent to its construction on a marine vessel in 1993, which construction received the requisite approvals from the U.S. Army Corps of Engineers and the Mississippi Department of Natural Resources. Prior to the initiation of the Jubilee Casino's gaming operations, the Company applied for and received the required license renewals and approvals from the Mississippi Commission. See "Business - Government Regulation - Licensing Mississippi."

      Following the Cotton Club Acquisition, the Company transferred the Jubilee Casino from Lakeshore to Greenville. The Jubilee Casino reopened in Greenville on November 17, 1995. The movement of the Jubilee Casino to Greenville increased the capacity at Greenville and brought an upscale facility to the Greenville market. Management believed that the relocation of the Jubilee Casino to Greenville was an appropriate action designed to increase the return on the Company's gaming assets in Mississippi.

      The Jubilee Casino has 844 slot machines and 29 table games. In addition to its gaming activities, the Jubilee Casino includes a 175 seat buffet, a 350 seat showroom, a 98 seat restaurant and parking to accommodate 950 customer vehicles. In January 1996, the Company completed renovation of its leased restaurant facility at Greenville in order to give customers a dining alternative, offering fine dining in an elegant setting. Management believes that the Jubilee Casino, which offers an attractive casino environment and significant casino capacity, will continue to at least capture its fair market share of the Greenville gaming market.

      Development Activities

      New York

      In March 1994, the Company entered into a joint venture agreement relating to the operation and development of a gaming facility located on the reservation of the St. Regis Mohawk Tribe of Hogansburg, New York (the "Tribe"). The Company does not intend to proceed with the project at Hogansburg, New York since the Company and the Tribe are exploring a more suitable arrangement relating to the development of a casino in Sullivan County, New York, as discussed below.

      On January 19, 1996, the Company, through its subsidiary, Alpha St. Regis, entered into a memorandum of understanding with Catskill Development, L.L.C. ("Catskill") regarding the development and management of a casino to be built adjacent to the Monticello Raceway in Sullivan County, New York. This memorandum of understanding was assigned to Alpha Monticello. The development and management of this casino will be undertaken by Mohawk Management L.L.C., a company of which the Company's subsidiary Alpha Monticello owns 50%. Alpha Monticello will be responsible for the day-to-day operations of the casino. It is intended that the casino will be owned by the Tribe and will be located on land to be placed in trust for the benefit of the Tribe. The Monticello Raceway is located 90 miles from New York City. The projected casino would be the closest casino to the metropolitan New York City area.

      The casino project is subject to approval by the U.S. Department of the Interior and its Bureau of Indian Affairs, the National Indian Gaming Commission and the Governor of the State of New York. It is contemplated that the Company will be required to contribute an amount preliminarily estimated at $250,000 toward the design, architectural and other costs of developing plans for the casino. Under the memorandum of understanding, Catskill and the Company commit to enter into a definitive agreement on the terms established in the memorandum. Bryanston is a 25% member of Catskill.

      Catskill purchased the 225 acre Monticello Raceway in June 1996. Catskill plans to continue Monticello's racing program and to explore other development at the site in addition to the St. Regis Mohawk Casino.

      On August 2, 1996, Mohawk Management L.L.C. executed an agreement with the Tribe for the management of the proposed casino. The Tribe has submitted the agreement to the National Indian Gaming Commission for its approval.

      There can be no assurance that the project will receive all requisite approvals.

      Missouri

      In February 1995, the City of Louisiana, Missouri, designated the Company as the exclusive designee to enter into negotiations with the city to develop a riverboat gaming facility at the city's Mississippi River shoreline. The City of Louisiana is currently competing with other cities in Missouri for the next gaming license to be granted in the state. In the event that the state gaming authorities select Louisiana, Missouri as the locality to receive the next gaming license to be granted, the Company, as the city's exclusive designee, would be the recipient of such license. Consequently, the Company's wholly-owned subsidiary Alpha Missouri entered into a lease agreement with the City of Louisiana relating to certain city-owned riverfront property required for the project. Except for certain preliminary payments to the city, the Company's obligation under the lease are conditioned on the grant a gaming license by the Missouri gaming authorities.

      Alpha Missouri has submitted to the Missouri Commission the initial applications for site approval and a gaming license. The Missouri Commission conducted meetings with the Company in the first quarter of 1996 at which time the Company presented its project for priority consideration. There are no objective criteria which the Missouri Commission is required to follow in making its determinations. See "Risk Factors - Licensing and Regulation."

      The City of Louisiana is located approximately 60 miles north of metropolitan St. Louis and 70 miles from Springfield, Illinois, that state's capital.

      The Company anticipates that it will provide a gaming vessel with a capacity of approximately 750 gaming positions. The project cost is presently expected to be approximately $30 million.

      Colorado

      On January 25, 1995, the Company entered into an agreement to acquire all of the outstanding common stock of Doc Holliday, Inc. ("Doc Holliday"), the owner and operator of an 18,000 square foot casino in Central City, Colorado. In the fall of 1995, the Company filed the requisite forms with the Colorado Division of Gaming for approval of the Company's operation of Doc Holliday's casino in Central City, Colorado. Since the Company's due diligence investigation revealed that the acquisition was not in the best interests of the Company, in early 1996 the Company decided not to proceed with the acquisition and exercised its contractual right to terminate the agreement.

      Indiana

      In February 1995, Alpha Rising Sun entered into two letters of intent with subsidiaries of Bally Entertainment Corporation ("Bally") to develop and manage a proposed casino and related upland development at the City of Rising Sun. Therefore, the Company, through its subsidiary Alpha Rising Sun, filed an application for a riverboat gaming license for the County of Ohio, City of Rising Sun, with the Indiana Gaming Commission in the first quarter of 1994. Since the license was awarded to another entity, the Company has discontinued its efforts to expand its casino operations in Indiana. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Marketing

      The Company concentrates its sales, marketing and promotional activities for the Jubilee Casino in its principal target market within a 50 mile radius of the casino. The target markets are reached through a combination of billboards, radio, television, newspaper advertising, and direct mail. Also, casino brochures are placed in tourist information areas, local and regional hotels, restaurants and bars.

      The Company has developed an in-house mailing list in excess of 130,000 casino customers. These customers are made up of table game players and "Slot Club" members. Table game customers are identified through the casino's marketing representatives and their play is monitored to evaluate whether the customer warrants complimentary services provided by the casino. The award of complimentary services is consistent with standard industry practices and is based upon a customer's duration of play and average amount wagered. The "Slot Club" is an operation which allows the casino's computerized tracking system to identify customers, amount of play and other pertinent characteristics. The "Slot Club" is an ongoing promotion where members are issued cards and accumulate points based on the amount of their play. Such points are redeemable for food, beverages or merchandise. Tournaments for blackjack, craps and poker are held, along with other special events and promotions.

      The Company seeks to maintain and upgrade its gaming vessel so that it is competitive in the industry. With the closing of the Jubilation Casino the Company has discontinued its marketing activities relating to the Jubilation Casino. See "Business - Current Operations."

Competition

      There are currently 19 casinos located on the Mississippi River. In the Greenville market, the Company's Jubilee Casino competes with the Las Vegas Casino and the Lighthouse Point Casino, which opened in November 1996. The opening of the Lighthouse Point Casino resulted in a decrease in the gaming revenues of the Jubilee Casino which is expected to be corrected as the marketing programs of the new Lighthouse Point Casino help to increase the total Greenville market. Since the opening of the new casino, the Jubilee Casino's fair share of the market, based on the number of player positions in the market, has improved. The Company believes that the Jubilee Casino is well-positioned to compete successfully with the two other casinos in the Greenville market. Approximately 60 miles south of Jubilee Casino is Vicksburg. Vicksburg has four casinos: the Isle of Capri, Harrahs Vicksburg, Ameristar, and Rainbow Casino. Approximately 110 miles south of Jubilee Casino is Natchez with the Lady Luck Natchez Casino. Approximately 90 miles north of the Jubilee Casino is Coahoma County with the Lady Luck Coahoma Casino. Tunica County is approximately 180 miles north of the Jubilee Casino and has ten casinos - Harrahs (2 casinos), Sams Town, Fitzgeralds, Sheraton, Hollywood Casino, Circus Circus, Horseshoe Casino, Grand Casino and Ballys. Since casinos within a 60 or 180 mile radius of the Jubilee Casino are not considered by the Company to be within its competitive market, the Company does not deem the casinos in Vicksburg, Coahoma County, or Tunica County to be among its competitors.

      The Company has remained competitive in the markets affecting the Jubilee Casino by keeping its gaming vessel well-maintained and by offering superior accommodations, entertainment programs and special events. In addition, the Company's advertising and marketing efforts have focused on maintaining the Company's presence in its market.

      Although the Jubilee Casino has remained competitive, the Jubilation Casino, located on the Mississippi Gulf Coast, was unable to compete satisfactory with the major casino developments in the Biloxi and Gulfport markets. This resulted in management's decision to close the Jubilation Casino during August 1996. See "Casino Operations - Current Operations - The Jubilation Casino."

Seasonal Fluctuations

      The results of the casinos' operations have been seasonal, with the greatest activity occurring during the fair weather months of May through September. Consequently, the Company's operating results during the calendar quarters ended in December and March are not as profitable as those quarters ending in June and September, and losses result from time to time. The seasonal nature of the casinos' operations increases the risk that natural disasters or the loss of the casinos for any other reason during the May through September period would have a material adverse effect on the Company's financial condition and results of operations.

Government Regulation

      General

      The Company's ownership and operation of its properties are subject to regulation by federal, state and local governmental and regulatory authorities, including regulation relating to environmental protection. While the Company has not been the subject of any complaints or other formal or informal proceedings alleging any violations of government regulations, no assurance can be given that the Company is, or in the future will be, able to comply with, or continue to comply with current or future governmental regulations in every jurisdiction in which it conducts or will conduct its business operations without substantial cost or interruption of its operations, or that any present or future federal, state or local regulations may not restrict the Company's present and possible future activities. In the event that the Company is unable to comply with any such requirements, the Company could be subject to sanctions, which could have a materially adverse effect upon the Company's business. See "Business - Government Regulation - General," and "Business
      - Casino Operations - Current Operations."

      Licensing

      The gaming industry is highly regulated by each of the states in which gaming is legal. The regulations vary on a state by state basis, but generally require the operator, each owner of a substantial interest (usually 5% or more) in the operator, members of the Board of Directors, each officer and all key personnel found suitable, and be approved, by the applicable governing body. The failure of any present, or future, person required to be approved to be, and remain qualified to hold a license could result in the loss of license.

Mississippi

      General

      The ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, primarily the licensing and regulatory control of the Mississippi Commission and the Mississippi State Tax Commission (collectively, the "Mississippi Authorities").

      The laws, regulations and supervisory procedures of Mississippi and the Mississippi Commission seek to: (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Authorities; (iv) prevent cheating and fraudulent practices; (v) provide a source of state and local revenues through taxation and licensing fees; and (vi) ensure that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and to extensive interpretation by the Mississippi Commission in view of their recent adoption. Changes in Mississippi law or regulations may limit or otherwise materially affect the types of gaming that may be conducted and could have an adverse effect on the Company and the Company's Mississippi gaming operations.

      The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Mississippi Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. As of January 1, 1996, dockside gaming was permissible in 9 of the 14 eligible counties in the state and gaming operations had commenced in Adams, Hancock, Harrison, Tunica, Washington and Warren counties. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space that may be utilized for gaming. There are no limitations on the number of gaming licenses that may be issued in Mississippi.

      Registration and Licensing

      The Company, a registered publicly-traded holding company under the Mississippi Act, is required periodically to submit detailed financial and operating reports to the Mississippi Authorities and to furnish any other information that the Mississippi Authorities may require. The Company and any subsidiary of the Company that operates a casino in Mississippi (a "Gaming Subsidiary"), is subject to the licensing and regulatory control of the Mississippi Commission. If the Company is unable to continue to satisfy the registration requirements of the Mississippi Act, the Company and its Gaming Subsidiaries cannot own or operate gaming facilities in Mississippi. Each Gaming Subsidiary must obtain gaming licenses from the Mississippi Commission to operate casinos in Mississippi. A gaming license is issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations and physical inspection of casinos prior to opening.

      Gaming licenses are not transferable, are initially issued for a two-year period and are subject to periodic renewal. No person may receive any percentage of profits from a gaming subsidiary of a holding company without first obtaining licenses and approvals from the Mississippi Commission.

      Licensing of Officers, Directors and Employees

      Officers, directors and certain key employees of the Company and its gaming subsidiaries must be found suitable or be licensed by the Mississippi Commission, and employees associated with gaming must obtain work permits that are subject to immediate suspension under certain circumstances. In addition, any person having a material relationship or involvement with the Company may be required to be found suitable or be licensed, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a license for any cause that it deems reasonable. Changes in licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a license, the Mississippi Commission has jurisdiction to disapprove a change in corporate officers. The Mississippi Commission has the power to require any gaming subsidiary and the Company to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

      Investigation of Holders of Securities and Others

      Mississippi law requires any person who acquires beneficial ownership of more than 5% of the Common Stock to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the Common Stock, as reported in filings under the Exchange Act, must apply for a finding of suitability by the Mississippi Commission and must pay the costs and fees that the Mississippi Commission incurs in conducting the investigation. The Mississippi Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a company's stock. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. Representatives of the Mississippi Commission have indicated that institutional investors may only be required to file summary information in lieu of a suitability finding.

      Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Commission may be found unsuitable. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the securities of the Company beyond such time as the Mississippi Commission prescribes, may be guilty of a misdemeanor. The Company is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its gaming subsidiaries, the Company: (i) pays the unsuitable person any dividend or other distribution upon the voting securities of the Company;
      (ii) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person; (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

      The Company may be required to disclose to the Mississippi Commission upon request the identities of the holders of any debt securities. In addition, the Mississippi Commission under the Mississippi Act may, in its discretion, (i) require disclosure of holders of debt securities of corporations registered with the Mississippi Commission, (ii) investigate such holders, and (iii) require such holders to be found suitable to own such debt securities. Although the Mississippi Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with such an investigation.

      Required Records

      The Company must maintain a current stock ledger in Mississippi that the Mississippi Commission may examine at any time. If any securities of the Company are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company must also render maximum assistance in determining the identity of the beneficial owner.

      The Mississippi Act requires that the certificates representing securities of a publicly-traded corporation (as defined in the Mississippi Act) bear a legend to the general effect that such securities are subject to the Mississippi Act and the regulations of the Mississippi Commission. The Mississippi Commission has the power to impose additional restrictions on the holders of the Company's securities at any time.

      Approval of Corporate Matters and Foreign Gaming Operations

      Substantially all loans, leases, sales of securities and similar financing transactions by a gaming subsidiary must be reported to or approved by the Mississippi Commission. Changes in control of the Company through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without the prior approval of the Mississippi Commission.

      The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other takeover defense tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly-traded that are affiliated with those licensees, may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Mississippi Commission before the Company may make exceptional repurchases of voting securities above the current market price of its Common Stock (commonly called "greenmail") or before a corporate acquisition opposed by management may be consummated. Mississippi's gaming regulations will also require prior approval by the Mississippi Commission if the Company adopts a plan of recapitalization proposed by its Board of Directors opposing a tender offer made directly to the stockholders for the purpose of acquiring control of the Company.

      Neither the Company nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission may require determinations that, among other things, there are means for the Mississippi Authorities to have access to information concerning the out-of-state gaming operations of the Company and its affiliates.

      Sanctions

      If the Mississippi Commission were to decide that a gaming subsidiary had violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke the license of the gaming subsidiary. In addition, the gaming subsidiary, the Company and the persons involved could be subject to substantial fines for each separate violation. Because of such violation, the Mississippi Commission could appoint a supervisor to operate the casino facilities, and, under certain circumstances, earnings generated during the supervisor's appointment (except the reasonable rental value of the casino facilities) could be forfeited to the State of Mississippi. Limitations, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's and the gaming subsidiary's gaming operations.

      On July 16, 1996, operation of the Jubilation Casino was suspended in compliance with a directive of the Mississippi Commission which raised certain issues with regard to the operation of the Jubilation Casino and asserted that the working capital available to the Jubilation Casino was not sufficient. The Mississippi Commission required that the Jubilation Casino's working capital be increased. This working capital requirement was reviewed by Jubilation Lakeshore in light of its previously announced plan to close the Jubilation Casino during August 1996 and the costs which would be incurred to reopen the Jubilation Casino. Based on this review, Jubilation Lakeshore decided not to reopen the Jubilation Casino. The Company does not believe that the issues raised by the Mississippi Commission regarding the operation of the Jubilation Casino will adversely affect the license to operate the Jubilee Casino since the Jubilee Casino is operating in compliance with applicable regulations, including regulations relating to issues raised by the Mississippi Commission regarding the operation of the Jubilation Casino. There can be no assurance, however, that the issues raised by the Mississippi Commission will not adversely affect the license, or the renewal of the license, to operate the Jubilee Casino, or any future licenses for which applications may be submitted in Mississippi.

      Fees and Taxes

      License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which a gaming subsidiary's operations will be conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino or
      (iii) the number of tables games operated by the casino. The license fee payable to the State of Mississippi based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings) and equals 4% of gaming receipts of $50,000 or less per month, 6% of gaming receipts over $50,000 and less than $134,000 per month, and 8% of gaming receipts over $134,000. The foregoing license fees are allowed as a credit against the Company's Mississippi income tax liability for the year paid.

      Missouri and New York

      Missouri law and the Federal Indian Gaming Law (as it relates to the Company's proposed operation in New York), each provide for a comprehensive, detailed scheme for the control of gaming operations in the state and the issuance of licenses for gaming, both to gaming facilities and to persons involved in certain gaming related activities. With respect to the Company's compact with the Tribe relating to the proposed casino to be built in Sullivan County, New York, the State of New York has provided for regulation of Indian gaming casinos through the New York State Racing and Wagering Board. Each of the supervising governmental agencies is authorized to promulgate rules and regulations applicable to the administration of gaming related laws.

      In connection with its proposed operations in Missouri, the Company has commenced the application and approval process with the Missouri Gaming Commission. The Company does not anticipate receiving a final determination with respect to its license application within the next twelve months. In connection with its proposed operations in New York, the required documentation has been filed with the National Indian Gaming Commission.

Hotel Operations

      As of December 31, 1996, the Company sold 100% of the stock of its subsidiary, Alpha Hotel Management Company, Inc., to Bryanston Group, Inc. for consideration of $3,000,000.

      Through Alpha Hotel, the Company provided Management Services to fourteen
      (14) hotels or motels. The Company provided Management Services to thirteen (13) of such hotels or motels primarily under Service Agreements with Bryanston. The Company provided Management Services to these thirteen
      (13) hotels on behalf of Bryanston (which was 50% owned by Mrs. Beatrice Tollman, the spouse of the Company's Chairman and co-Chief Executive Officer, and 50% owned by a trust for the benefit of a child of Mr. Monty
      D. Hundley, the Company's former President and co-Chief Executive Officer), pursuant to individual Management Agreements. The rights to provide the Management Services were acquired by the Company in partial consideration for the issuance of the Company's Common Stock to Bryanston. Such rights were recorded by the Company at no cost to the Company based on its predecessor's cost, which was $0. Pursuant to the Service Agreement, the Company was the sole provider to such hotels of Management Services required of Bryanston, and received substantially all fees due to Bryanston under the Management Agreements. In addition, the Company provided Management Services to one hotel located in Myrtle Beach, South Carolina under an agreement with the hotel's owner. All of the fourteen
      (14) hotels were "mid-priced," ranging between $40 and $70 per night, and all but one were operated as Days Inns.

      The Company and Bryanston had designed a financial management system whereby all accounting information was processed in a centralized accounting office in Hopewell Junction, New York. The system included management of all cash, accounts payable and receivable, and generated detailed monthly financial statements. The Company provided each property with standardized forms and procedures in order that all accounting in the management system was uniform. In connection with the Service Agreement, effective September 1, 1993, the Company entered into an expense reimbursement agreement (the "Expense Reimbursement Agreement") with Bryanston for the use of certain office space at its Hopewell Junction, New York facility in connection with the Company's hotel management operations. Pursuant to the terms of the Expense Reimbursement Agreement, the Company reimbursed Bryanston on a monthly basis for its share of rent, office expenses and direct payroll. The Expense Reimbursement Agreement allowed for cost-effective centralization and management of the Company's operations, partly based on the Service Agreement and partly based on the fact that Bryanston, which employed some of the Company's employees, was also based at the Hopewell Junction office. See "Certain Transactions" and "Management."

      Under the Service Agreement, the Company was compensated for its services in an amount equal to a percentage of total net revenues of the managed hotels (net of 1% of aggregate revenue retained by Bryanston). Such percentages ranged from 2% to 5%. Additional fees were earned from various incentive agreements and accounting fees. The Management Agreements typically had a term of 10 years and most have specified renewal terms. The majority of the initial terms expired in the years 2001 and 2002. The Management Agreements contained termination provisions that were consistent with hotel industry practice and may be terminated by either party due to an uncured default by the other party. One of the Management Agreements was terminable at the discretion of the hotel owner and others were terminable if there was a material decrease in the hotel operating results or upon sale of the property. Management Agreements may also be terminated upon the sale of the managed hotels.

      As indicated above, many of the managed hotels were operated as Days Inns by arrangement with Bryanston, which was a Days Inns licensee. The terms of Bryanston's license provided for a special, partial exemption from the Days Inns license fees, which was ordinarily 8% of total net revenue for each of the hotels for which the Company provided management services. Each of the managed hotels was charged applicable fees for marketing and reservation service, but was exempt from the so-called "basic fee" of 5% since the elimination of the "basic fee" reduced the license fee to 3%, such reduction was economically significant to such hotels, and was favorable to the Company since the arrangement acts was an incentive for Days Inn licensees to enter into management agreements with the Company. The term of the special exemption was equal to the term of the related Management Agreement, including any extensions for which provision was made therein, plus a further five-year term (intended to cover a possible future extension). The discount was not available, however, for any hotels other than those hotels currently operated by Bryanston. There was no discretion in the licenser, absent breach, to eliminate or modify the discount.

      The Company's hotel management operations were organized under a regional management structure. The overall hotel operation was supervised by the president of Alpha Hotel and regional executives were utilized to oversee and monitor the operations. The Company believed this type of organization, coupled with extensive operational systems and procedures, was the most effective way to provide management services for the hotels. In addition to the regional managers, the Company had a support staff comprised of accounting, marketing, sales and supervisory personnel. This comprehensive support staff helped ensure that all of the managed hotels maximized potential revenue and profit opportunities by implementing financial controls, marketing the Company's services to existing and potential clients, and advising on programs related to hotel management services.

      The hotels for which the Company provided management services were:

                                                        Management
                                                Number   Agreement     Renewal
                                                 of     Termination  Termination
      Name and Location                         Rooms      Date         Date
      -----------------                         -----   -----------  -----------
      Days Inn-Scottsdale, Scottsdale, AZ        167       2001         None
      Days Inn-Clearwater, Clearwater, FL        117       2001         None
      Days Inn-Buena Vista, Orlando, FL          245       2002         None
      Days Inn-Downtown, Atlanta, GA             262       2012         2022
      Days Inn-Savannah, Savannah Bay, GA        253       2001         None
      Days Inn-Lakeshore, Chicago, IL            580       2006         2021
      Days Inn-Kankakee, Kankakee, IL             98       2007         None
      Days Inn-Henderson, Henderson, KY          115       2002         None
      Days Inn-University, Minneapolis, MN       130       2001         None
      Days Inn-Roseville, Roseville, MN          114       2001         None
      Days Inn-Plymouth, Plymouth, MN            113       2001         None
      Days Inn-Butler, Butler, PA                133       2001         None
      Days Inn-Madisonville, Madisonville, KY    141       2002         None
      Sheraton - Myrtle Beach, SC                219       2004         None
                                                 ---

                                               2,687
                                               =====

Employees

      In connection with its casino operations, as of December 31, 1996, the Company employed approximately 553 employees, of which 500 are full-time employees. Management considers its employment relations to be satisfactory. In connection with the closing of the Jubilation Casino and pursuant to the Workers Adjustment and Retraining Notification Act, the Company provided the 320 employees of the Jubilation Casino with notice of its plans to close the Jubilation Casino within 60 days of the anticipated closing date, as required under the act. Therefore, management believes it has taken all appropriate action required by federal law with respect to providing notice of the closing of the Jubilation Casino to the employees of the Jubilation Casino. See "Casino Operations."

      In connection with its hotel operations, although not directly employed by the Company, 941 individuals engaged in the operations of managed hotels were employed by Bryanston and Atlantic Shore Resort, the owner of the hotel located in Myrtle Beach, South Carolina, and were supervised by the Company. Approximately 23% of the 809 Bryanston employees were unionized. The Company believes that Bryanston's relations with its unions were satisfactory.

ITEM 2. PROPERTIES

      The Company maintains its executive office at leased premises located at 12 East 49th Street, New York, New York, 10017. This lease expires December 31, 2004.

      Casino Operations

      Location              Principle Use     Approximate     Owned/Leased       Expires
                                                 Area
      Hancock County        Mooring site of    25 acres         Leased        (1)
      Waveland, MS          casino vessel

      Hancock County        Rights to          1,250            Leased        (2)
      Waveland, MS          adjoining          waterfront feet
                            waters to
                            mooring site of
                            casino vessel

      Hancock County        Sign location,     3 acres          Leased        April 30, 2003
      Waveland, MS          warehousing                                       with option to
                            and parking                                       purchase

      Hancock County        Accounting         1 acre           Leased        June 30, 1998
      Waveland, MS          office                                            with option to
                                                                              extend 3 five
                                                                              year terms and
                                                                              right of first
                                                                              refusal to
                                                                              purchase

      Washington County     Customer           2.0 acres        Owned          --
      Greenville, MS        parking

      Washington County     Mooring site of    1,000            Leased        December 29,
      Greenville, MS        casino vessel      waterfront feet                1997 with
                                                                              option to extend
                                                                              3 five year
                                                                              terms

      Washington County     Accounting         10,000 square    Leased        December 1,
      Greenville, MS        offices and        feet                           1998 with
                            warehouse                                         option to extend
                                                                              two years

     (1) In August 1996, the Company was named as a defendant in an action brought in the United States District Court for the Southern District of Mississippi (Joseph R. Cure, Jr., Cynthia Cure Rutherford, Michael Cure and Susan Cure Gollot v. Alpha Gulf Coast, Inc.) for alleged past due and future accelerated rentals and other costs under this lease. In March 1997, the Company reached settlement terms in the action. In the settlement, the lease terminates and the Company will pay $500,000 at closing and $1,200,000 in the form of a three year, note payable quarterly bearing interest at 10% per annum. The note will be secured by assignment of an interest in the mortgage note payable to Bryanston. Additionally, the Company will have the option to buy out the remaining obligations at reduced principal amounts at accelerated dates, as specified in the settlement agreement.

     (2) In December 1996, the State of Mississippi (State) terminated the lease for nonpayment of rent and agreed to allow the Company until March 31, 1997 to remove the Jubilation Casino from the mooring site. Subsequently, the State has agreed to allow the Company to continue to keep the boat at the site on a month to month arrangement.

     The Company considers its property to be suitable and adequate for its present needs. In connection with the closing of the Jubilation Casino, the realizability of the capital leasehold and improvements related to the Jubilation Casino was reassessed. Since this would have resulted in an impairment loss of approximately $14,507,000 and stockholders' equity below the requirements for continued listing of the Company's securities on NASDAQ, the Company accepted proposals from Bryanston and BP to convert certain debt owed to such entities into equity in the Company. See "Business - Casino Operations," "Certain Transactions - Bryanston," "Certain Transactions - BP Group," "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3. LEGAL PROCEEDINGS

      In October 1994, Alpha Gulf was named as a defendant in an action brought in the United States District Court for the Southern District of Mississippi (Susan E. Wolff, et al v. James C. Zamecnik, et al. on the theory of "liquor liability" for the service of alcohol to a customer, who subsequently was involved in an automobile collision with the Plaintiff. The principle theory of liability against Alpha Gulf was based on its service of alcohol to a customer who it knew, or should have known, was intoxicated and then allowed him to drive his automobile from the casino. The Company was named as an additional defendant in May 1995 based primarily on the allegation that it is the alter-ego of its subsidiary, and secondarily on the theory of liquor liability. The Plaintiff initially sought $20,000,000. Early in the litigation Plaintiff sought a default judgment against Alpha Gulf relating to certain alledged evidence that was destroyed. The court denied the motion, but granted Plaintiff attorney's fees, in an amount to be determined. That issue was resolved in the settlement referred to below. The Plaintiff also initiated a declaratory judgment action in the same court against Alpha Gulf and its insurance carriers seeking a determination as to the liability of such carriers under the insurance policies issued by the carriers to Alpha Gulf and the Company for any damages found against Alpha Gulf in the primary litigation up to the policy limits. The declaratory judgment action appears to have been brought in response to issues raised by the primary insurance carrier as to timely notice of the incident and possible spoilation of evidence. Subsequently, the primary insurance carrier initiated its own declaratory judgment action against Alpha Gulf and the Company (Commerce & Industry Company v. Alpha Gulf Coast, Inc. and Alpha Hospitality Corporation, Inc.:
      United States District Court for the Southern District of Mississippi, Jackson Division) seeking a determination that it is not liable under the subject insurance policy. The Company has been dismissed from this litigation and the declaratory judgment action instituted by Plaintiff was dismissed in June 1996. In addition, a settlement has been reached between Plaintiff and the Company's insurance carrier with respect to the underlying personal liability action in the amount of $5,125,000, with respect to all issues relating to the underlying personal liability action. The principal insurance carrier which paid the settlement asserted in the declaratory judgment action that Alpha Gulf has an obligation to reimburse it for payment of the settlement amount, which dispute is being litigated. The parties to this remaining litigation have agreed to settle all matters by mutual exchange of releases to each party.

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

      In August 1996, Alpha Gulf was named as a defendant in an action brought in the United States District Court for the Southern District of Mississippi (Joseph R. Cure, Joseph E. Cure, Jr., Cynthia Cure Rutherford, Michael Cure and Susan Cure Gollot vs. Alpha Gulf Coast, Inc.) for alleged past due and future accelerated rentals and other costs under an operating lease relative to real property located in Lakeshore, Mississippi. In March 1997, the parties agreed to a settlement of the action. Under the settlement, the lease will terminate and the Company will pay $500,000 at closing and $1,200,000 in the form of a three year, note payable quarterly bearing interest at 10% per annum. The note will be secured by assignment of an interest in the mortgage note payable to Bryanston. Additionally, the Company will have the option to prepay its remaining obligation at a reduced principal amount, as specified in the settlement agreement. The settlement and early termination of the operating lease resulted in a $541,000 charge to operations for the year ended December 31, 1996.

      In September 1996, the Company and Alpha Gulf were named as defendants in an action brought in the Circuit Court of Hancock County, Mississippi (Durward Dunn, Inc. vs. Alpha Hospitality Corporation; Durward Dunn, Inc. vs. Alpha Gulf Coast, Inc.) for alleged failure to make payments pursuant to a construction contract. Plaintiff seeks actual and compensatory damages of approximately $1,200,000. The consolidated financial statements include a provision for the liability of $928,000 for this contract at December 31, 1996. The ultimate outcome of this litigation cannot presently be determined as this case is presently in the early phases of discovery. Accordingly, no provision for liability to the Company, except as mentioned above, that may result upon adjudication has been made in the accompanying consolidated financial statements.

      In December 1996, the Company, Jubilation Lakeshore and Alpha Gulf were named as defendants in an action brought in the United States District Court for the Southern District of New York (Bally Gaming, Inc. v. Alpha Hospitality Corp., Jubilation Lakeshore, Inc. and Alpha Gulf Coast, Inc.) for allegedly engaging in conduct which would impair the collateral held as security for certain financial obligations. Such conduct includes the failure to pay certain monetary obligations unrelated to the obligations secured by the collateral. Plaintiffs seek specific performance of particular actions defendants believe are necessary to protect the collateral that secures the financial obligations, unspecified damages and attorney's fees, among other things. The Company believes the action is without merit and plans to move to dismiss this action.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      (a)   On December 12, 1996, the Company had its annual meeting.

      (b)   The following Directors were elected:

                  Stanley S. Tollman

                  Sanford Freedman

                  Thomas W. Aro

                  Brett G. Tollman

                  James A. Cutler

                  Patricia Cohen

                  Matthew B. Walker

      (c) The first order of business was the election of Directors of the Company as follows:

                                            For          Withheld        Against
                                            ---          --------        -------

                  Stanley S. Tollman     9,515,880        16,578            0

                  Sanford Freedman       9,515,880        16,578            0

                  Thomas W. Aro          9,515,880        16,578            0

                  Brett G. Tollman       9,515,880        16,578            0

                  James A. Cutler        9,515,880        16,578            0

                  Patricia Cohen         9,515,880        16,578            0

                  Matthew B. Walker      9,515,880        16,578            0

            The second order of business was to approve an amendment to the Corporation's amended Certificate of Incorporation to increase the number of authorized shares of the Corporation's common stock, $.01 par value per share, from 17,000,000 to 25,000,000 as follows:

                                            For          Withheld        Against
                                            ---          --------        -------

                                         9,433,538        45,520          900

            The third order of business was the approval of the appointment of Rothstein, Kass & Company, P.C. as the Corporation's independent certified public accountants for the ensuring year, as follows:

                                            For          Withheld        Against
                                            ---          --------        -------

                                         9,498,860         8,120       25,478

                                        PART II

ITEM 5. MARKET INFORMATION

     Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock and its Redeemable Common Stock Purchase Warrants (the "Warrants") are traded on the Automated Quotation System of the National Association of Securities Dealers, Inc. ("NASDAQ") and the Boston Stock Exchange under the symbols "ALHY" and "ALHYW," and "ALH" and "ALHW." The following table sets forth the high and low sale prices for Common Stock and Warrants as reported by NASDAQ.

                                            Common Stock         Warrants
                                          ----------------  ------------------
                                            High     Low      High      Low
                                          -------  -------  --------  --------

        1996 Quarters:
          First                           $  3.25  $ 2.375  $   .438 $   .125
          Second                             4.75    2.00       .875     .344
          Third                              4.125   2.00       .594     .25
          Fourth                             2.375   1.25       .563     .25

        1995 Quarters:
          First                           $  6.875 $ 3.375  $   .563 $   .516
          Second                             4.250   2.250      .375     .188
          Third                              4.375   2.215      .438     .156
          Fourth                             6.125   4.00       .563     .313

        1994 Quarters
          First                           $ 18.251 $11.75   $  7.00  $  4.00
          Second                            13.325   5.265     4.125    1.25
          Third                              6.75    5.50      2.125     .875
          Fourth                             7.50    4.625     1.25      .625

        As of March 25, 1997, 14,049,753 shares of Common Stock and 738,163 shares of Preferred Stock of the Company were issued and outstanding. The outstanding shares of Common Stock were held of record by approximately 800 persons including ownership by nominees who may hold for multiple beneficial owners.

                                 DIVIDEND POLICY

        The Company has not paid any dividends, cash or otherwise, since its inception. The Company plans to use earnings, if any, to fund growth and presently has no intention to pay any cash dividends in the foreseeable future. Pursuant to the terms of a loan to the Company currently held by Bryanston (the "Term Loan"), the Company may not pay cash dividends without the consent of Bryanston until the Term Loan is paid in full. Two additional debt instruments are subordinate to the Term Loan and also prohibit the payment of cash dividends until paid in full. These are: (i) equipment leases originally held by Bally and subsequently sold to General Electric Credit Corp. which had an aggregate balance of approximately $3,433,000 at December 31, 1996, accrues interest at rates of 12% and 12.75%, and mature in 1997 and (ii) a mortgage held by Caterpillar on the Jubilation Casino which had an outstanding balance of approximately $3,656,000 at December 31, 1996, accrues interest based upon the 30 day commercial paper rate and matures at May 1, 2000. See "Certain Transactions-Bryanston" and "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources."

        The Company has 738,163 shares of Series B Preferred Stock outstanding, which (i) entitles the holders to one vote per share; (ii) has a liquidation value of $29.00 per share; (iii) has a cash dividend rate of 10% of liquidation value, payable quarterly, which increases to 13% of liquidation value if the cash dividend is not paid within 30 days at the end of each fiscal year and in such event is payable in Common Stock at the then market price and (iv) is convertible into eight shares of Common Stock. Since there are three debt instruments which prohibit the payment of cash dividends, the Company will be required to pay a 13% Series B Preferred Stock dividend in Common Stock. Accordingly, as of December 31, 1996, the Company is obligated to declare a stock dividend of approximately 968,000 shares. See "Description of Securities."

ITEM 6. SELECTED FINANCIAL DATA
        (Dollars in thousands)

     Years ended December 31, 1996, 1995, 1994 and the period March 19, 1993 (date of inception) to December 31, 1993

                                        1996      1995       1994       1993
                                      --------  ---------  ---------  ---------

     Revenues                         $ 44,520  $  27,639  $  43,265  $     18
     Loss from continuing operations  $(26,309) $ (19,344) $ (11,026) $ (4,931)
     Loss per common share from
      continuing operations           $  (1.99) $   (1.82) $   (1.08) $   (.56)

                                                     December 31,
                                      ------------------------------------------
                                       1996       1995       1994       1993
                                      --------  ---------  ---------  ----------

     Total assets                     $ 43,954  $  66,774  $  45,490  $ 47,201
     Long-term debt                   $ 21,194  $  29,632  $  20,100  $ 24,874
     Redeemable preferred stock       $   -     $    -     $     565  $   -
     Stockholders' equity             $  1,506  $   1,904  $  13,143  $ 11,882

     Prior year income statement amounts have been restated to reflect the 1996 disposition of the Company's hotel management subsidiary, Alpha Hotel.

     See Management's Discussion and Analysis of Financial Condition and Resulsts of Operations and Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)


Casino Operations

     Mississippi:

     On May 14, 1993, the Company acquired certain of the assets of B.C., including B.C.'s leasehold interests under certain lease agreements, certain other assets incidental to the development and ownership of the Jubilee Casino and B.C.'s interest in certain related license applications, approvals and permits. The Jubilee Casino commenced gaming operations in Lakeshore, near Waveland, Hancock County, Mississippi on January 12, 1994. In October 1995, the Company consummated the Cotton Club Acquisition, through which it acquired the Cotton Club Casino (subsequently renamed Jubiliation Casino) in its original location in Greenville, Mississippi. Immediately following the Cotton Club Acquisition, the Company relocated the Jubilee Casino to Greenville, and the Jubilation Casino to Lakeshore. Management believed that these relocations were appropriate in order to increase the return on the Company's gaming assets, since management believed that the Jubilee Casino would better serve the larger Greenville market and that the Jubilation Casino would adequately serve the smaller Lakeshore market. The Jubilee Casino reopened in Greenville on November 17, 1995 and the Jubilation Casino reopened in Lakeshore on December 21, 1995. In July 1996, the Company began to implement its plans to close the Jubilation Casino during August 1996 due to the Jubilation Casino being unable to overcome operating deficits. Considering the impact of the aforementioned factor, management updated its assessment of the realizability of the leasehold improvements and related assets of the Jubilation Casino. In accordance with its accounting policy for long-lived assets, effective for the second quarter ended June 30, 1996, management recorded an impairment loss of $14,507 to property and equipment. Since this recordation would have resulted in the reduction of stockholders' equity to a level below the requirements for continued listing of the Company's securities on NASDAQ, the Company accepted proposals by Bryanston and BP to convert an aggregate of $20,387 of debt owed by the Company to Bryanston and BP into shares of the Company's Series B Preferred Stock. Thereafter, on July 16, 1996, operation of the Jubilation Casino was suspended in compliance with a directive of the Mississippi Commission which asserted that the working capital of the Jubilation Casino was not sufficient. The Mississippi Commission required that the Jubilation Casino's working capital be increased. This working capital requirement was reviewed by Jubilation Lakeshore in light of its previously announced plan to close the Jubilation Casino during August 1996 and the costs which would be incurred to reopen the Jubilation Casino. Based on this review, Jubilation Lakeshore decided not to reopen the Jubilation Casino. See "Certain Transactions - Bryanston" and "Certain Transactions - BP Group."

     Results of Operations - Alpha Gulf:

     The following table sets forth the statements of operations for Alpha Gulf's Jubilee Casino before intercompany charges and deferred income tax for the years ended December 31, 1996, 1995 and 1994:

                                                      1996      1995     1994
                                                     -------  --------  -------

       Revenues:
        Casino                                       $36,340  $ 25,623  $41,344
        Food and beverage, retail and other              947     1,194    1,921
                                                     -------  --------  -------
            Total revenues                            37,287    26,817   43,265
                                                     -------  --------  -------

       Operating expenses:
        Casino                                        12,619    12,779   19,011
        Food and beverage, retail and other            1,282     1,785    2,270
        Selling, general and administrative           17,125    16,270   22,200
                                                     -------  --------  -------
            Total operating expenses                  31,026    30,834   43,481
                                                     -------  --------  -------

       Income (loss) from operations                   6,261    (4,017)    (216)
                                                     -------  --------  -------

       Other expenses:
        Depreciation and amortization                  4,874     4,161    3,763
        Interest                                       2,031     2,178    2,317
        Other non-operating                                      2,620    1,535
                                                     -------  --------  -------

            Total other expenses                       6,905     8,959    7,615
                                                     -------  --------  -------

       Loss before intercompany charges and
        deferred income tax                          $  (644) $(12,976) $(7,831)
                                                     =======  ========  =======

    Years Ended December 31, 1996 and 1995:

    Alpha Gulf generated revenues of $37,287 and $26,817 in 1996 and 1995, respectively. Casino revenues were $36,340 and $25,623 in 1996 and 1995, respectively. Food and beverage, retail and other revenues were $947 and $1,194 in 1996 and 1995, respectively. This increase in casino revenues is primarily due to the relocation of the Jubilee Casino from Lakeshore, Mississippi to Greenville, Mississippi in November 1995. During this period the Jubilee Casino achieved 50% market share in the Greenville market. In addition the Greenville market increased by approximately 5% over the same period last year.

    At the locations referred to above, Alpha Gulf's casino operating expenses were $12,619 and $12,779 (35% and 50% of casino revenues) in 1996 and 1995, respectively. Food and beverage, retail and other expenses were $1,282 and $1,785 (136% and 150% of food and beverage, retail and other revenues) in 1996 and 1995, respectively.

    The reduced casino expenses in 1996 when compared to 1995 of $160 was the net result of reduced staffing levels ($379), the decrease in the costs related to food and beverages provided gratuitously to customers ($842), which is the direct result of the reduction of gratuitous food and beverages provided to casino customers and the related costs thereto, an increase in gaming taxes ($1,200) and an increase in customer slot payouts ($304), which are directly related to increased revenues and a decrease in operating expenses ($448), which is the result of management operating more efficiently.

    Food and beverage revenue does not include the retail value of food and beverage of approximately $3,011 and $3,446 provided gratuitously to customers in 1996 and 1995, respectively.

    The reduction of food and beverage, retail and other costs are directly related to the reduced volume of food and beverage revenues.

    Selling, general and administrative expenses consists of payroll and related costs of approximately $5,494 and $6,231, marketing and advertising of approximately $6,746 and $4,572, occupancy costs of approximately $2,751 and $3,030, and operating expenses of approximately $2,134 and $2,436 in 1996 and 1995, respectively. The reduced payroll and related costs of $737 was a direct result of management's cost-cutting measures instituted during the first quarter of 1995. The $2,174 increase in marketing and advertising is directly related to the increased volume of business and management's introduction of marketing programs focused on identifying new customers. The reduction of occupancy costs of $279 is primarily due to reduced insurance costs. The decrease in operating expenses of $302 was primarily due to the restructuring of capital lease ($268).

    Interest expense was primarily related to the first mortgage on the gaming vessel, equipment financing and various capitalized leases.

    Depreciation and amortization was $4,874 and $4,161 in 1996 and 1995, respectively. The increase was the direct result of an increase in capital expenditures related to the relocation of the gaming vessel to Greenville, Mississippi and the purchase of equipment and fixtures.

    Years Ended December 31, 1995 and 1994:

    Alpha Gulf generated revenues of $26,817 and $43,265 in 1995 and 1994, respectively. Casino revenues were $25,623 and $41,344 in 1995 and 1994, respectively. Food and beverage, retail and other revenues were $1,194 and $1,921 in 1995 and 1994, respectively. The Company experienced declining revenues during the year ended December 31, 1995. To overcome such declining revenues, management attempted many different marketing programs, some of which showed moderate results. However, upon the acquisition of the Jubilation Casino, and the leasehold interests incidental to the ownership of the Jubilation Casino relating to its original location in Greenville, Mississippi, the Company announced plans to relocate the Jubilee Casino to Greenville so that the larger Jubilee Casino could better serve the larger Greenville market, and thereby combat the declining revenues. This relocation caused the Jubilee Casino to close for four weeks, reopening on November 17, 1995 in Greenville. During its first six weeks of operations in Greenville, the Jubilee Casino had casino revenues of $5,270 compared to $3,787 of gaming revenue achieved by its predecessor's gaming vessel at this site during the same period in 1994.

    Alpha Gulf's casino operating expenses were $12,779 and $19,011, for the years ended December 31, 1995 and 1994, respectively, which amounts, constituted 50% and 46% of casino revenues during each respective period. Food and beverage, retail and other expenses were $1,785 and $2,270 for the years ended December 31, 1995 and 1994, respectively, which amounts constituted 149% and 118% of food, beverage, retail and other revenues during each respective period.

    The reduced casino expenses in 1995 when compared to 1994 of $6,232 was the net result of reduced staffing levels ($3,650), the decrease in the costs related to food and beverages provided gratuitously to customers ($646), which is the direct result of the reduction of gratuitous food and beverages provided to casino customers and the related costs thereto, a decrease in gaming taxes ($1,777) which is directly related to decreased revenues and a decrease in operating expenses ($159), which is the result of management operating more efficiently.

    Food and beverage revenue does not include the retail value of food and beverage of approximately $3,446 and $4,833 provided gratuitously to customers in 1995 and 1994, respectively.

    The reduction of food and beverage, retail and other costs are directly related to the reduced volume of food and beverage revenues.

    Future Operations - Alpha Gulf:

    Alpha Gulf's Jubilee Casino operating results have improved since its relocation to Greenville. The gaming revenues achieved to date by the Jubilee Casino in Greenville far exceed the revenues of its predecessor gaming vessel at that site. Alpha Gulf's casino operations in Greenville have become a major factor in the Greenville market and has helped to expand that market.

    A third gaming vessel opened November 6, 1996 in Greenville. Historically, addition of gaming facilities expand local gaming markets in Mississippi. It is unknown at this time what impact this third gaming vessel will have on the Greenville casino market. Management believes that this third gaming vessel may negatively impact Alpha Gulf's current market achievement but to what extent this act will have on future revenues is uncertain at this time.

    Results of Operations - Jubilation Lakeshore:

    The Company acquired the Cotton Club of Greenville, Inc. (d/b/a Cotton Club Casino) on October 26, 1995. The Cotton Club Casino's operations in Greenville was terminated on October 30, 1995. After its relocation to Lakeshore, the Cotton Club, renamed Jubilation Casino, reopened for business on December 21, 1995. The following table sets forth the statement of operations for the Jubilation Casino before intercompany charges for the year ended December 31, 1996 and for the period October 26, 1995 (date of acquisition) to December 31, 1995:

                                                           1996          1995
                                                         --------      --------
       Revenues:
        Casino                                           $  6,913      $    806
        Food and beverage, retail and other                   313            16
                                                         --------      --------
            Total revenues                                  7,226           822
                                                         --------      --------

       Operating expenses:
        Casino                                              3,564           797
        Food and beverage, retail and other                   376            89
        Selling, general and administrative                 7,419         1,718
                                                         --------      --------
            Total operating expenses                       11,359         2,604
                                                         --------      --------

       Loss from operations                                (4,133)       (1,782)
                                                         --------      --------

       Other expenses:
        Depreciation and amortization                       1,166           333
        Interest                                              977           120
        Other non-operating                                                 223
        Write-off of leasehold and improvements            14,507
                                                         --------      --------
           Total other expenses                            16,650           676
                                                         --------      --------

       Loss before intercompany charges                  $(20,783)     $ (2,458)
                                                         ========      ========

    Year Ended December 31, 1996:

    The Jubilation Casino experienced a loss from operations of $4,133 during the year ended December 31, 1996. During the second quarter of 1996, management became uncertain as to whether the Jubilation Casino would be profitable during the remainder of fiscal 1996. Management reduced operating costs and monitored the operation very closely. To overcome the Jubilation Casino's declining revenues, the Company would have to construct additional amenities which would require a substantial investment of funds. Since revenues did not improve during May and June 1996, which are part of the peak season, a continued decline was expected by management in the third quarter. Therefore, on July 2, 1996, the Company notified the Mississippi Commission and the employees of the Jubilation Casino of its plans to close the Jubilation Casino by the end of August 1996. In connection with the plan to close the Jubilation Casino, the realizability of the capital leasehold and improvements related to the Jubilation Casino were reassessed. As such, management recorded an impairment loss of $14,507 to property and equipment, representing the unamortized balance of these leasehold and improvements.

    On July 16, 1996, operation of the Jubilation Casino was suspended in compliance with a directive of the Commission which raised certain issues with regard to the operation of the Jubilation Casino and asserted that the working capital of Jubilation Casino was not sufficient. On July 17, 1996, representatives of Jubilation Lakeshore met with the Commission. As a result of that meeting, the non-working capital issues raised by the Commission have been resolved to the Commission's satisfaction. However, the Commission required that the Jubilation Casino's working capital be increased. This working capital requirement was reviewed by Jubilation Lakeshore in light of its previously announced plan to close the Jubilation Casino during August 1996 and the costs which would be incurred to reopen the Jubilation Casino. Based on this review, Jubilation Lakeshore decided not to reopen the Jubilation Casino.

Casino Development

    Indiana - Alpha Rising Sun:

    Alpha Rising Sun proposed to build a destination resort hotel, entertainment and riverboat casino facility located in Rising Sun, Ohio County, Indiana. This project was awarded to another developer in 2nd quarter 1995.

    During 1994, $260 preopening costs were incurred in this project.

    During 1995, Alpha Rising Sun was not selected to be the casino developer on its proposed site in Indiana. Accordingly, all costs (approximately $914 in 1995) associated with this project has been expensed.

    New York - Alpha St. Regis:

    In 1994, Alpha St. Regis incurred $509 in expenses related to a proposed Class 3 casino located on the St. Regis Mohawk Reservation in Hogansburg, New York. Management does not believe that the project in Hogensburg, New York will go forward.

    New York - Alpha Monticello:

    On January 19, 1996, the Company, through one of its subsidiaries, entered into a memorandum of understanding with Catskill Development, L.L.C. ("Catskill") regarding the development and management of a casino to be built adjacent to the Monticello Raceway in Sullivan County, New York. On August 2, 1996, Mohawk Management L.L.C. executed an agreement with the St. Regis Mohawk Tribe for the management of the proposed casino. The Tribe has submitted this agreement to the National Indian Gaming Commission for its approval. The development and management of this casino will be undertaken by Mohawk Management L.L.C., of which the Company's wholly-owned subsidiary, Alpha Monticello, owns 50%. The terms of this proposed management agreement is for seven years. Alpha Monticello will be responsible for the day-to-day casino operations. The casino would be owned by the St. Regis Mohawk Tribe and will be located on land to be placed in trust for the benefit of the Tribe.

    During 1996, Alpha Monticello has incurred $1,975 of costs of which $734 has been capitalized and the remaining $1,241, (which includes $1,112 of general corporate overhead allocation) relates to expenditures for casino development.

    Missouri - Alpha Missouri:

    Alpha Missouri has not commenced casino operations. Alpha Missouri has applications pending for site approval and a gaming license with respect to the development of a riverboat gaming facility in Louisiana, Missouri. It has incurred development costs of approximately $239 and $179 in 1996 and 1995, respectively (of these amounts $146 and $42 in 1996, and 1995, respectively, relates to general corporate overhead allocation), related to its proposed development of a riverboat casino in Louisiana, Missouri.

Hotel Management - Alpha Hotel

    The following table sets forth the statements of income of Alpha Hotel for the years ended December 31,1996, 1995 and 1994:

                                                     1996    1995    1994
                                                    ------  ------  ------

       Management fees                              $1,992  $2,863  $2,835
                                                    ------  ------  ------

       Operating expenses:
        Direct payroll and related expenses          1,285   1,236   1,474
        Selling, general and administrative             62     276     236
                                                    ------  ------   -----
                                                     1,347   1,512   1,710
                                                    ------  ------   -----

       Income from management fees before
        intercompany charges                        $  645  $1,351  $1,125
                                                    ======  ======  ======

Results of Operations

    General

    Effective as of September 1, 1993, the Company, through its subsidiary Alpha Hotel, entered into a Service Agreement with respect to hotels managed by Bryanston Group, Inc. Hotel Division. As of December 31, 1996, the Company sold 100% of the stock of Alpha Hotel to Bryanston for consideration of $3,000.

    December 31, 1996 Compared to December 31, 1995:

    Total management fees decreased during the year ended December 31, 1996 compared to the year ended December 31, 1995 by approximately $871 (30.4%). The decrease was principally the result of a $125 decrease in fees from continuing management agreements and a decrease of $746 related to the loss of five management agreements (which related to hotels whose ownership changed) and one management agreement which expired. The decrease in fees earned from continuing agreements was attributable to an agreement which was restructured.

    Direct payroll and related costs increased 4.0% to $1,285 for the year ended December 31, 1996 from $1,236 for the year ended December 31, 1995. This increase was the result of annual salary increases.

    Selling, general and administrative expenses decreased to $62 for the year ended December 31, 1996 from $276 for the year ended December 31, 1995. This decrease is a result of office relocation to a less expensive area.

    December 31, 1995 Compared to December 31, 1994:

    Total management fees increased during the year ended December 31, 1995 compared to the year ended December 31, 1994 by approximately $28 (1.0%). The increase was principally the result of increases in the hotels' gross revenues on which the management fees are based. The factors that influence such gross revenues are general economic conditions, competitive changes in geographic regions, foreign exchange rates relative to the strength of the U.S. dollar, the price of gasoline, air fares and general weather conditions.

    Direct payroll and related costs decreased 16.1% to $1,236 for the year ended December 31, 1995 from $1,474 for the year ended December 31, 1994. The decrease was the result of reduced central office staff due to operating efficiencies achieved.

    Selling, general and administrative expenses increased to $276 for the year ended December 31, 1995 from $236 for the year ended December 31, 1994. This increase is a result of travel to the managed hotels by regional and corporate management and costs incurred to obtain additional management contracts.

In 1995, Alpha Hotel entered into a management agreement for a Sheraton Hotel in Myrtle Beach, South Carolina directly with the hotel owner.

Liquidity and Capital Resources

For the year ended December 31, 1996, the Company had net cash provided by operating activities of $955. During the year, the Company experienced a net loss of $22,815. The positive aggregate net cash flow from operating activities resulted from net non-cash items of $18,346 and a positive net change in operating assets and liabilities of $5,424. Non-cash expenses primarily consisted of depreciation and amortization of $6,059, a debt conversion fee of $1,019 and the write-off of the Lakeshore leasehold and improvements of $14,507. The change in operating assets and liabilities primarily consisted of a decrease in prepaid insurance of $1,187, a decrease in other current assets of $975, an increase in accounts payable and other accrued expenses of $1,805 and an increase in accrued payroll and related liabilities of $848.

Cash used in investing activities of $2,437 consisted of $1,460 in purchases of property and equipment primarily related to the relocation of casinos to each of their current sites and $1,047 in payments for deposits and other assets primarily attributable to $734 in deferred costs relating to casino development in Missouri and New York.

Cash provided by financing activities of $516 was attributable primarily to $3,813 in advances under the $20,000 non-revolving promissory note with Bryanston and the principal reduction of notes payable and long-term debt of approximately $3,365.

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

    In August 1996, Alpha Gulf was named as a defendant in an action brought in the United States District Court for the Southern District of Mississippi (Joseph R. Cure, Joseph E. Cure, Jr., Cynthia Cure Rutherford, Michael Cure and Susan Cure Gollot vs. Alpha Gulf Coast, Inc.) for alleged past due and future accelerated rentals and other costs under an operating lease relative to real property located in Lakeshore, Mississippi. In March 1997, the Company reached settlement terms in the action. In the settlement, the Lease terminates, Company will pay $500 at closing and $1,200 in the form of a three year, ten percent note payable quarterly. The note will be secured by assignment of an interest in the mortgage note payable to Bryanston. Additionally, the Company will have the option to buy out the remaining obligations at reduced principal amounts at accelerated dates, as specified in the settlement agreement. The settlement and early termination of the operating lease resulted in a $541 charge to operations for the year ended December 31, 1996.

    In September 1996, the Company and Alpha Gulf were named as defendants in an action brought in the Circuit Court of Hancock County, Mississippi (Durward Dunn, Inc. vs. Alpha Hospitality Corporation; Durward Dunn, Inc. vs. Alpha Gulf Coast, Inc.) for alleged failure to make payments pursuant to a construction contract. Plaintiff seeks actual and compensatory damages of approximately $1,200. The consolidated financial statements include a provision for the liability of $928 for this contract at December 31, 1996. The ultimate outcome of this litigation cannot presently be determined as this case is presently in the early phases of discovery. Accordingly, no provision for liability to the Company, except as mentioned above, that may result upon adjudication has been made in the accompanying consolidated financial statements.

    In December 1996 the Company, Jubiliation Lakeshore and Alpha Gulf were named as defendants in an action brought in the United States District Court for the Southern District of New York (Bally Gaming, Inc. v. Alpha Hospitality Corp. and Alpha Gulf Coast, Inc.) for allegedly engaging in conduct which would impair the collateral held as security for certain financial obligations. Such conduct includes the failure to pay certain monetary obligations unrelated to the obligations secured by the collateral. Plaintiffs seek specific performance of particular actions Plaintiffs believe are necessary to protect the collateral that secures the financial obligations, unspecified damages and attorney's fees, among other things. The Company believes the action is without merit and plans to move to dismiss this action.

    In June 1996, the Company issued 661 and 42 shares, respectively, of its preferred stock, in settlement of $19,165 and $1,222, respectively, of its unsecured debt with Bryanston and an unrelated third party. The Company was charged a five percent transaction fee of $1,019, which was converted into 35 shares of the Company's preferred stock. The conversion rate was based on the fair market value of the Company's common stock at the date of conversion ($3.625). Each preferred share is convertible into eight shares of the Company's common stock after December 31, 1996 and carries voting rights of one vote per preferred share. The preferred stock also carries a dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each fiscal year. In such event, the dividend will be payable in common stock. As of March 21, 1997, the dividend has not been paid. Accordingly, the Company is obligated to declare a stock dividend of approximately 968 shares.

    At December 31, 1996, the Company was in default of (i) the mortgage notes aggregating $11,456 for non-payment, and (ii) the equipment notes aggregating $9,284 for non-payment and the breach of several loan covenants. The Company received a waiver of the defaults on the $7,800 mortgage note payable to Bryanston and on a $257 equipment note, through December 31, 1997. Accordingly, the mortgage note of $3,656 and the equipment notes aggregating $9,027 are reflected in current liabilities at December 31, 1996.

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

    Management of the Company recognizes that these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include continuing to operate the Greenville Casino profitably, sell certain assets located in Lakeshore, develop future casino locations in Missouri and New York and continue to reduce and monitor operating expenses. Accordingly, the Company's ability to continue as going concern is dependent upon its ability to develop working capital, attain future profitable operations and meet its creditors' demands. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 8.  FINANCIAL STATEMENTS

          See Index to Financial Statements attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                                   MANAGEMENT

The table below sets forth certain information with respect to the directors and executive officers of the Company.

     Name                    Age    Position with the Company
     ----                    ---    -------------------------
  Stanley S. Tollman         65     Chairman of the Board, President and Chief
                                    Executive Officer
  Sanford Freedman           60     Vice President, Secretary and Director
  Thomas W. Aro              53     Vice President and Director
  Brett G. Tollman           34     Vice President and Director
  James A. Cutler            45     Treasurer, Chief Financial Officer
                                    and Director
  Patricia Cohen             43     Director
  Matthew B. Walker          46     Director

Stanley S. Tollman has served as Chairman of the Board of Directors and Co-Chief Executive Officer of the Company since its formation. Since March 1995 Mr. Tollman has served as President and Chief Executive Officer. He served as Chairman of the Tollman-Hundley Hotel Group from 1979 to June 1996. He currently serves as Chairman of Bryanston Group, Inc., a hotel management company, and of Trafalgar Tours International, a tour operator. He has also served as Chairman of the Board of Directors of Buckhead America Corporation, which was formerly the franchiser of Days Inns hotels.

Sanford Freedman has served as a Director, Vice President and Secretary of the Company from its formation until October 29, 1993 and was re-elected to those positions on February 1, 1994. He had served as Executive Vice President of the Tollman-Hundley Hotel Group from 1983 through March 1996, and served as a Director, Executive Vice President and Secretary of Bryanston Group, Inc. from 1989 through March 1996.

Thomas W. Aro has served as a Director of the Company since February 1, 1994 and a Vice President of the Company since its formation. Mr. Aro also serves as President and Director of the Company's subsidiary Alpha Gulf Coast, Inc. He has served as Executive Vice President of the Tollman-Hundley Hotel Group since 1982, and served as Executive Vice President of the Bryanston Group, Inc. from 1989 through March 1996.

Brett G. Tollman served as a Vice President of the Company from its formation until October 29, 1993 and was re-elected to that position and was elected a Director of the Company on February 1, 1994. Mr. Tollman also serves as President of the Company's subsidiary, Alpha Hotel Management Company, Inc. He has served as Executive Vice President of the Tollman-Hundley Hotel Group from 1984 to June 1996 and currently serves as Executive Vice President and Secretary of Bryanston Group, Inc. He is also a Director of HMG Worldwide Corporation, a publicly held corporation. Mr. Tollman is the son of Stanley S. Tollman, the Chairman and Chief Executive Officer of the Company.

James A. Cutler has served as Treasurer and Chief Financial Officer of the Company since its formation. He also served as Secretary of the Company from October 29, 1993 to February 1, 1994. Mr. Cutler was elected a Director of the Company on June 12, 1995. He served as Senior Vice President and Treasurer of the Tollman-Hundley Hotel Group until June 1996 and currently serves as Executive Vice President and Chief Financial Officer of Bryanston Group, Inc.

Patricia Cohen was elected a Director of the Company on February 1, 1994. She is a principal shareholder of Westfield Financial Corporation, one of the underwriters of the Company's initial public offering and has been engaged for more than the past five years as a private investor. Westfield Financial Corporation is no longer operating as a broker-dealer.

Matthew Walker has served as a director of the Company since December 4, 1995, when he was elected by the Board to fill the vacancy resulting from the resignation of Charles Gargano in September 1995. He is an independent businessman involved in international business ventures including the Brazilian based Walker Marine Oil Supply Business, which he has been a consultant to since 1988. Mr. Walker co-founded the Splash Casino in Tunica, Mississippi in February 1993, where he remained employed until October 1995. In February 1994, he co-founded the Cotton Club Casino in Greenville, Mississippi, where he remained employed and a shareholder of until October 1995. In addition, since 1972, Mr. Walker has been involved in numerous real-estate transactions in the capacity of consultant, and has managed E.B. Walker & Son Lumber Company, a family-owned lumber business based in Alabama, since such time.

Each Director is elected for a period of one year at the Company's annual meeting of stockholders and serves until his/her successor is duly elected by the Stockholders. Vacancies and newly created directorships resulting from any increase in the number of authorized directors may be filled by a majority vote of Directors then in office. Officers are elected by and serve at the pleasure of the Board of Directors. Directors are reimbursed for expenses incurred in connection with the performance of their duties.

                    CERTAIN PROCEEDINGS INVOLVING MANAGEMENT

Bryanston was formerly known as Buckhead Hotel Management Company, Inc. ("BHMC"), and prior to February 1, 1992, BHMC was known as Days Inns Management Company, Inc. BHMC was formerly a subsidiary of Buckhead America Corp. ("BAC") which, prior to February 1, 1992, was known as Days Inn of America, Inc. Messrs. Stanley S. Tollman, Thomas W. Aro, Brett G. Tollman, Sanford Freedman and James
A. Cutler, each directors and/or officers of the Company, were officers and/or directors of BAC and certain of its subsidiaries.

On September 27, 1991, BAC, BHMC and certain affiliates and subsidiaries thereof filed petitions for protection from creditors under the Bankruptcy Code, commencing proceedings in the United States Bankruptcy Court, in the District of Delaware (the Bankruptcy Court). ("In re Buckhead America Corporation, et al., f/k/a Days Inn of America Inc. et al., Debtors"-case numbers 91-978 through 91-986.)

The Plan of Reorganization for BAC and its subsidiaries was filed and approved in December 1992 and became effective on December 28, 1992. Under the Plan of Reorganization, BHMC assigned certain assets related to its business of hotel management and was relieved of certain obligations not related to its business of hotel management.

Messrs. Stanley S. Tollman and Sanford Freedman are limited partners in and directors and officers of the corporate general partner of Pacific Shore Associates Limited Partnership ("Pacific Shore"). Messrs. Brett G. Tollman and James A. Cutler are officers of the corporate general partner of Pacific Shore. In connection with and in response to a foreclosure proceeding instituted by the first deed of trust holder of the hotel owned by Pacific Shore, it filed a voluntary petition under the Bankruptcy Code, Case No. La-91-81347-KL in the United States Bankruptcy Court for the Central District of California. Subsequently, the Bankruptcy Court lifted the automatic stay in the proceeding, thereby allowing foreclosure, and dismissed the Chapter 11 proceeding.

Messrs. Stanley S. Tollman, Brett G. Tollman and Sanford Freedman were limited partners of six limited partnerships, each of which was the owner of an individual hotel, which filed Chapter 11 proceedings in 1991. Mr. Stanley S. Tollman was the stockholder of the corporate general partners of the limited partnerships. Messrs. Stanley S. Tollman, Brett G. Tollman, Sanford Freedman, James A. Cutler and Howard Zukerman were directors and/or officers of such corporate general partners. The six hotels, together with a seventh which is the subject of a pending foreclosure proceeding in the state courts of Florida, which has been withdrawn, received mortgage financing from Security Pacific Commercial Mortgage Trust VII (the "Trust") which was formed for the purpose of financing the seven hotels. The Trust defaulted on its debt obligations and Financial Security Assurance, which had guaranteed the obligations of the Trust, proceeded to initiate foreclosure proceedings against the seven hotels. Faced with the threat of foreclosure, the six limited partnerships filed for protection under the Bankruptcy Code. With regard to five of the bankruptcy proceedings, the Bankruptcy Court lifted the bankruptcy stay and permitted foreclosure sales of the hotels. With regard to the sixth hotel, a Plan of Reorganization has been approved by the Bankruptcy Court, which approval has been appealed by the lender to the U.S. District Court. The U.S. District Court confirmed the decision below and the lender has further appealed to the U.S. Appellate Court for the Fifth District.

Kissimmee Lodge, Ltd. ("KLL"), a Florida limited partnership, filed a Chapter 11 proceeding in the United States Bankruptcy Court for the Middle District of Florida. The proceeding was filed to prevent the imminent foreclosure of the Days Suites hotel owned by KLL. Messrs. Stanley S. Tollman, Brett G. Tollman and Sanford Freedman hold limited partnership interests in KLL and Mr. Stanley S. Tollman is a stockholder of the corporate general partner of KLL. Messrs. Stanley S. Tollman, Howard Zukerman and James A. Cutler were directors and or officers of such corporate general partner. The Plan of Reorganization was confirmed by the Bankruptcy Court and has been declared effective.

Emeryville Days Limited Partnership ("Emeryville"), a California limited partnership filed a Chapter 11 proceeding in the United States Bankruptcy Court for the Eastern District of California in May 1996. The proceeding was filed to prevent the imminent foreclosure of the Days Inn hotel owned by Emeryville. Messrs. Stanley S. Tollman, Brett G. Tollman and Sanford Freedman hold limited partnership interests in Emeryville and Mr. Stanley S. Tollman is a stockholder of the corporate general partner of Emeryville. Messrs. Stanley S. Tollman, Howard Zukerman and James A. Cutler were directors and/or officers of such corporate general partner. Subsequent to the filing of the proceeding, the subject hotel property was sold and as a result, funds became available to pay all creditors in full, other than the holder of the second deed of trust which agreed to reduce its claim. It is expected that this proceeding will be dismissed.

T.H. Orlando, Ltd. ("Orlando") and T.H. Resorts Associates, Ltd. ("Resorts"), filed a Chapter 11 proceeding in the United States Bankruptcy Court for the Middle District of Florida, Orlando Division in February 1997. The proceeding was filed to prevent the imminent foreclosure of three Days Inn hotels owned by Orlando and Resorts. Messrs. Stanley S. Tollman and Sanford Freedman hold limited partnership interest in Orlando and Resorts and Mr. Stanley S. Tollman is a stockholder of the corporate general partners of Orlando and Resorts, Messrs. Stanley S. Tollman, Brett G. Tollman and James A. Cutler were directors and/or officers of such corporate general partners.

ITEM 11. EXECUTIVE COMPENSATION

    Employment Agreements

    The Company and Mr. Stanley S. Tollman entered into an employment agreement dated June 1, 1993, whereby Mr. Stanley S. Tollman agreed to serve as Chairman of the Board and Co-Chief Executive Officer of the Company for a term of three years from the date of the agreement. Thereafter, the agreement is automatically renewable for successive 12 month periods, unless either party shall advise the other on 90 days written notice of his or its intention not to extend the term of the employment. The agreement has been renewed until June 1, 1997. Mr. Stanley S. Tollman's employment agreement provides for a salary in the amount of $250,000 per year, none of which has been paid under the agreement since the date thereof. The unpaid salary accumulates and the Company does not pay any interest or other penalty thereon. The agreement provides for Mr. Stanley S. Tollman to devote no less than 20% of his business time to the affairs of the Company and its subsidiaries. The agreement contains a non-disclosure provision pursuant to which Mr. Stanley S. Tollman agrees not to use or disclose any information, knowledge or data relating to or concerning the Company's operations, sales, business or affairs to any individual or entity, other than the Company or its designees, except as required in connection with the business and affairs of the Company. Prior to the sale of Alpha Hotel to Bryanston, the agreement also contains a limited non-competition clause pursuant to which Mr. Stanley S. Tollman has agreed not to own, manage, operate, or otherwise be connected with any entity or person (other than Bryanston or Alpha Hotel)
    (i) that renders management services to hotels of the same kind, class and character, as the hotels for which Alpha Hotel provides management services or (ii) that owns, manages or operates a gaming casino within a 100 mile radius of the Jubilation Casino.

    Consulting Agreement

    The Company and Mr. Sanford Freedman entered into a consulting agreement dated March 1, 1996, whereby Mr. Freedman agreed to render consulting services to the Company with respect to development activities relating to the Company's casino and hotel operations. Mr. Freedman's services as Secretary and Director of the Company do not relate to the Company's development activities and are not compensated under the consulting agreement. Mr. Freedman serves as an independent contractor at will pursuant to the agreement and will be compensated at the rate of $350 per hour. The agreement may be terminated at any time by either party. The Company has indemnified Mr. Freedman against any claims, losses, expenses or liabilities, including reasonable attorney fees, Mr. Freedman may incur arising out of the performance of any services rendered by Mr. Freedman pursuant to the agreement.

    Compensation Committee Interlocks and Insider Participation

    The Compensation Committee of the Board of Directors consists of Patricia Cohen and Sanford Freedman. There is no insider participation on the Compensation Committee.

                               BOARD COMPENSATION REPORT

Executive Compensation Policy

    Cash Compensation

    The Company's executive officers, other than Stanley S. Tollman and Thomas
    W. Aro, are not directly compensated by the Company based upon the Compensation Committee's determination that compensation is not prudent at this time given the Company's financial position. When, and if, the Company's financial position improves, the Compensation Committee would establish and review the compensation of executive officers and employee compensation plans.

    Equity Compensation

    The grant of stock options to executive officers constitutes an important element of long-term compensation for the executive officers. The grant of stock options increases management's equity ownership in the Company with the goal of ensuring that the interests of management remain closely aligned with those of the Company's stockholders. The Board believes that stock options in the Company provide a direct link between executive compensation and stockholder value. By attaching vesting requirements, stock options also create an incentive for executive officers to remain with the Company for the long term.

Chief Executive Officer Compensation

    The compensation of Stanley S. Tollman, the Chief Executive Officer, is set forth in an employment agreement between the Company and Mr. Tollman, which provides for a salary in the amount of $250,000 per year, none of which has been paid under the agreement. The unpaid salary accumulates and the Company does not pay any interest or other penalty thereon. The terms of the employment agreement were determined based upon Stanley S. Tollman's ability to establish and retain a strong management team and to develop and implement the Company's business plans. The Company also appraised its financial position and reviewed compensation levels of chief executive officers at comparable companies with the Company's industry.

               Patricia Cohen
               Sanford Freedman
               Members of the
               Compensation Committee

Corporate Performance Graph

    The following graph shows a comparison of cumulative total stockholder returns from November 5, 1993 through 12/31, 1996 for the Company, the Russell 2000 Index ("Russell") and the Dow Jones Entertainment and Leisure - Casino Index ("DJ Casinos").

  [The follow table was represented as a line chart in the printed material.]

                                    11/05/93 12/93   12/94   12/95   12/96
                                    -------- -----   -----   -----   -----

    ALPHA HOSPITALITY CORPORATION    $100    $172    $ 78    $ 47    $ 18
    RUSSELL 2000                      100     101      98     128     147
    DOW JONES CASINOS                 100     100      77     103     112

    The graph assumes the investment of $100 in the Company's Common Stock on November 5, 1993 and the investment of $100 in Russell and DJ Casinos on October 31, 1993, and that all dividends were reinvested. No dividends have been declared or paid on the Company's Common Stock.

                           SUMMARY COMPENSATION TABLE

    The following table sets forth all cash compensation for services rendered in all capacities to the Company and its subsidiaries for the three years ended December 31, 1996 and the period March 19, 1993 (date of inception) to December 31, 1993, paid to the Company's Chief Executive Officer, the four other most highly compensated executive officers (the "Named Executive Officers") at the end of the above fiscal years whose total compensation exceeded $100,000 per annum, and up to two persons whose compensation exceeded $100,000 during the above fiscal years, although they were not executive officers at the end of such years.

                                                                    Restricted
                                                                       Stock     Options/      All Other
        Name and Principal Position     Year   Salary (1)    Bonus    Awards      SARS       Compensation
        ---------------------------     ----   ----------   -------  --------   ---------   --------------
    Stanley S. Tollman                  1996   $250,000
      Chairman of the Board
       of Directors                     1995   $250,000        -        -          -              -
      Co-Chief Executive Officer        1994   $250,000        -        -          -              -
                                        1993   $250,000        -        -          -          $ 31,250(2)

    Monty D. Hundley                    1996   $  -
      President and Co-Chief            1995   $ 62,500(3)     -        -          -              -
       Executive Officer                1994   $250,000        -        -          -              -
                                        1993   $250,000        -        -          -          $ 31,250(2)

(1) No portions of the cash salaries to which each of the Co-Chief Executive Officers were entitled were paid during the periods indicated; the expense, and liability, have been accrued, without interest.

(2) Represents shares of the Company's Common Stock equal to $31,250 issued as additional compensation.

(3) As of March 23, 1995, Mr. Hundley resigned as an officer and director of the Company as which time Mr. Hundley waived any present or future claim to all accrued and unpaid salaries.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

    During the last completed fiscal year, the Company did not grant any options or stock appreciation rights to any Named Executive Officers.

1993 Stock Option Plan

    The purpose of the 1993 Stock Option Plan is to provide additional incentive to the officers and employees of the Company who are primarily responsible for the management and growth of the Company. Each option granted pursuant to the 1993 Stock Option Plan shall be designated at the time of grant as either an "incentive stock option" or as a "non-qualified stock option." The following description of the 1993 Stock Option Plan is qualified in its entirety by reference to the 1993 Stock Option Plan.

Administration of the Plan

    The 1993 Stock Option Plan is administered by a Stock Option Committee consisting of Messrs. Freedman and Walker and Ms. Cohen which determines whom among those eligible will be granted options, the time or times at which options will be granted, the number of shares to be subject to options, the durations of options, any conditions to the exercise of options and the manner in and price at which options may be exercised. The Stock Option Committee is authorized to amend, suspend or terminate the 1993 Stock Option Plan, except that it cannot without stockholder approval (except with regard to adjustments resulting from changes in capitalization) (i) increase the maximum number of shares that may be issued pursuant to the exercise of options granted under the 1993 Stock Option Plan; (ii) permit the grant of a stock option under the 1993 Stock Option Plan with an option price less than 100% of the fair market value of the shares at the time such option is granted; (iii) change the eligibility requirements for participation in the 1993 Stock Option Plan; (iv) extend the term of any option or the period during which any option may be granted under the 1993 Stock Option Plan; or
    (v) decrease an option exercise price (although an option may be canceled and new option granted at a lower exercise price).

Shares Subject to the Plan

    The 1993 Stock Option Plan provides that options may be granted with respect to a total of 900,000 shares of Common Stock, subject to adjustment upon certain changes in capitalization without receipt of consideration by the Company. In addition, if the Company is involved in a merger, consolidation, dissolution or liquidation, the options granted under the 1993 Stock Option Plan will be adjusted or, under certain conditions, will terminate, subject to the right of each option holder to exercise his option or a comparable option substituted at the discretion of the Company prior to such event. If any option expires or terminates for any reason, without having been exercised in full, the unpurchased shares subject to such option will be available again for the purposes of the 1993 Stock Option Plan. All of the 409,000 shares of Common Stock underlying options granted pursuant to the 1993 Stock Option Plan are being registered in this Registration Statement.

Participation

    Any employee is eligible to receive incentive stock options or non-qualified stock options granted under the 1993 Stock Option Plan. Non-employee directors may not receive stock options.

Option Price

    The exercise price of each option will be determined by the Stock Option Committee, or the Board of Directors until such committee is constituted, but may not be less than 100% of the fair market value of the shares of Common Stock covered by the option on the date the option is granted. If an incentive stock option is to be granted to an employee who owns over 10% of the total combined voting power of all classes of the Company's stock, then the exercise price may not be less than 110% of the fair market value of the Common Stock covered by the option on the date the option is granted.

Terms of Options

    The Stock Option Committee, or the Board of Directors until such committee is constituted, shall, in its discretion, fix the term of each option, provided that the maximum term of each option shall be 10 years. Incentive stock options granted to an employee who owns over 10% of the total combined voting power of all classes of stock of the Company shall expire not more than five years after the date of grant. The 1993 Stock Option Plan provides for the earlier expiration of options of a participant in the event of certain terminations of employment.

Restrictions on Grant and Exercise

    An option may not be transferred other than by will or the laws of descent and distribution and, during the lifetime of the option holder, may be exercised solely by him. The aggregate fair market value (determined at the time the option is granted) of the shares as to which an employee may first exercise incentive stock options in any one calendar year may not exceed $100,000. The Stock Option Committee, or the Board of Directors until such committee is constituted, may impose other conditions to exercise as it deems appropriate.

Option Grants

    There were no options granted to either of the named executive officers in the fiscal year ended December 1, 1995. Options to purchase 409,000 shares of Common Stock have been granted to employees to date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    The following table sets forth certain information as of March 25, 1997 with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of Common Stock and Series B Preferred Stock of the Company, each officer and director of the Company and all officers and directors as a group. Unless otherwise indicated, the address of each such person or entity is c/o Alpha Hospitality Corporation, 12 East 49th Street, New York, New York, 10017.

     Title of Class            Name and Address          Number of    Percent of
     --------------            ----------------         Shares (1)    Ownership
                                                        ----------   ----------
     Common Stock              Stanley S. Tollman(2)(3).    498,975      3.6%
     $.01 Par Value...........
                               Beatrice Tollman(3)(9)...  1,815,890     12.9%
                               Sanford Freedman(4)......    271,158      1.9%
                               Thomas W. Aro(5).........    100,200      0.7%
                               Brett G. Tollman(6)......    493,078      3.5%
                               James A. Cutler(7).......    116,320      0.8%
                               Patricia Cohen(8)........  1,483,046     10.6%
                               Matthew Walker...........    145,632      1.0%
                               Bryanston Group, Inc.(9).  5,899,066     29.6%
                               1886 Route 52
                               Hopewell Junction, NY
                               All officers and directors
                               as a group (7 persons)
                               (2)(4-8).................  3,108,409     22.1%
     Series B Preferred Stock  Bryanston Group, Inc.(9).    693,905     94.0%
     $.01 Par Value........... 1886 Route 52
                               Hopewell Junction, NY

                               BP Group, Ltd.(10).......     44,258      6.0%
                               6 Danton Lane South
                               Lattington, NY

    (1) Each person exercises sole voting and dispositive power with respect to the shares reflected in the table, except for those shares issuable upon the exercise of options, which shares cannot be voted until the options are exercised by the holders. Includes shares of Common Stock which may be acquired upon exercise of options or conversion of convertible securities which are presently exercisable or convertible, or become exercisable or convertible within 60 days.

    (2) Represents 498,975 shares owned by the Tyler Windfield Hundley Living Trust of which trust Mr. Tollman is the sole trustee. Mr. Tollman exercises voting power with respect to such shares. Tyler Windfield Hundley is the son of Monty D. Hundley, a former officer and director of the Company who resigned from such positions as of March 23, 1995.

    (3) As to Stanley S. Tollman, does not include 1,815,890 shares of Common Stock owned by Stanley S. Tollman's spouse, Beatrice Tollman. As to Beatrice Tollman, does not include 498,975 shares of Common Stock beneficially owned by Stanley S. Tollman, her spouse. Stanley S. Tollman and Beatrice Tollman, in the aggregate, beneficially own 2,314,865 shares of Common Stock, which represents 17.2% of the class outstanding. Mr. and Mrs. Tollman each disclaim beneficial ownership of the shares beneficially owned by each other.

    (4) Includes options granted to Mr. Freedman to purchase 60,000 shares of the Company's Common Stock, all of which are currently exercisable and none of which have been exercised.

    (5) Includes options granted to Mr. Aro to purchase 60,000 shares of the Company's Common Stock, all of which are currently exercisable and none of which have been exercised.

    (6) Includes options granted to Mr. Brett G. Tollman to purchase 60,000 shares of the Company's Common Stock, all of which are currently exercisable and none of which have been exercised.

    (7) Includes options granted to Mr. Cutler to purchase 40,000 shares of the Company's Common Stock, all of which are currently exercisable and none of which have been exercised. Does not include 4,000 shares owned by Mr. Cutler's children of which he disclaims beneficial ownership.

    (8) Represents (i) 1,128,982 shares of Common Stock owned by Patricia Cohen and (ii) 354,064 shares of Common Stock issuable upon conversion of 44,258 shares of Series B Preferred Stock owned by BP, a company of which Patricia Cohen is the sole stockholder.

    (9) As to shares of Common Stock held by Bryanston, includes (i) 5,551,240 shares of Common Stock issuable upon conversion of 693,905 shares of Series B Preferred Stock and (ii) options granted to Bryanston to purchase 347,826 shares of Common Stock, all of which are currently exercisable. Bryanston is an affiliate of the Company, and Beatrice Tollman, Stanley S. Tollman's spouse, is a 50% stockholder of Bryanston. Bryanston and Beatrice Tollman each disclaim beneficial ownership of the shares beneficially owned by each other.

    (10) Patricia Cohen, a director of the Company, is the sole stockholder of BP.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Bayou Caddy Acquisition

   Pursuant to an asset purchase agreement dated as of May 14, 1993 among Alpha Gulf, B.C. of Mississippi, Inc. ("B.C.") (formerly known as Bayou Caddy, Inc.) and certain stockholders of B.C., the Company acquired certain of the assets of B.C., including B.C.'s leasehold interests under certain lease agreements, certain other assets incidental to the development and ownership of the Jubilee Casino, and B.C.'s interest in certain related license applications, approvals and permits. As part of the purchase, the Company assumed liabilities aggregating approximately $1,100,000. The purchase price was $3,500,000, which was evidenced by a promissory note that bore interest at the rate of 10% per annum and was convertible into shares of Alpha Gulf (the "B.C. Note"). Pursuant to an agreement also dated May 14, 1993 among B.C., the Company, Stanley S. Tollman and Monty D. Hundley, the Alpha Gulf shares into which the B.C. Note was convertible were further convertible into shares of Company's Common Stock upon the happening of certain events. On November 15, 1995, the Company, Alpha Gulf and B.C. entered into an agreement (the "B.C. Agreement") under which (i) the B.C. Note was deemed converted on February 1, 1994 and (ii) B.C. received rights which, upon the effective date of the Registration Statement of which this Propsectus is a part, entitle B.C. to receive 791,880 shares of the Company's Common Stock. As contemplated by the B.C. Agreement, B.C. subsequently distributed rights to receive 700,000 of the shares of Company Common Stock to its shareholders and retained rights to receive 91,880 of such shares. The conversion of the B.C.
   Note into 791,880 shares was determined in accordance with a formula contained in the May 14, 1993 agreements that allowed for conversion of the note into 12% of the shares of the Company's Common Stock held by Messrs. Tollman and Hundley at the time the Company notified B.C. of its election to convert. In order to avoid further dilution to the Company's stockholders, and to enhance its position in the Company, Bryanston agreed to contribute a number of its shares of the Company's Common Stock to the Company in order to help satisfy the number of shares of Common Stock into which the B.C. Note converted. In accordance therewith, Bryanston made a capital contribution to the Company of 716,881 shares of Common Stock of the Company owned by Bryanston, which the Company is currently holding as treasury stock until the issuance to B.C. and the B.C. shareholders, promptly after the effective date of the Registration Statement.

Bryanston

   In connection with the formation of the Company and the initial capitalization of the Company, Bryanston (i) contributed $626,004 in cash to the Company in exchange for 3,564,987 shares of the Company's Common Stock, valued at 17.6(cent) per share, (ii) entered into the Service Agreements, and
   (iii) loaned the Company $4,009,740 (the "Bryanston Loan"). The Company utilized the $626,004 and the proceeds of the Bryanston Loan for the development and construction of the Jubilee Casino.

   Under the Service Agreement, effective as of September 1, 1993, between Alpha Hotel and Bryanston, the Company provides Management Services to hotels and motels on behalf of Bryanston. Bryanston is an affiliate of the Company, and Beatrice Tollman, Mr. Stanley S. Tollman's spouse, is a 50% stockholder of Bryanston. The Service Agreement, which is co-terminus with the last to expire of the Bryanston Management Agreements, states that the Company will provide certain management services for hotels managed by Bryanston for certain unaffiliated owners. Pursuant to the Service Agreement, Bryanston receives a fee of 1% of the aggregate compensation paid to the Company pursuant to the Management Agreements. The Bryanston Hotel Division is the provider of direct services to all managed hotels pursuant to the Management Agreements with the individual hotels. Through its subsidiary Alpha Hotel, the Company provides management, financial, administrative and marketing services on behalf of Bryanston. Pursuant to the Management Agreements, the Company is compensated for its services in an amount equal to a percentage of total net revenues of the managed hotels, ranging between 2% and 5%. In connection with the Service Agreement, effective September 1, 1993, the Company entered into an expense reimbursement agreement (the "Expense Reimbursement Agreement") with Bryanston for the use of certain office space at its Hopewell Junction, New York facility in connection with the Company's hotel management operations. Pursuant to the terms of the Expense Reimbursement Agreement, the Company reimburses Bryanston on a monthly basis for its share of rent, office expenses and direct payroll.

   The Bryanston Loan had an initial interest rate of 12% per annum and payment is subordinated to payment of the Term Loan, described below. A portion of principal and accrued interest in the aggregate amount of $1,012,500 was repaid from the proceeds of the Company's initial public offering (the "IPO") and principal and accrued interest in the aggregate amount of $1,206,355 was repaid from the proceeds of the underwriters' over-allotment option exercised in connection with the IPO. The balance of the Bryanston Loan ($1,972,532) accrued interest at the rate of 12% per annum, which accrued until the second anniversary of the opening of the Jubilee Casino, and thereafter, together with such accrued interest amount ($501,294), interest accrues at the rate of 9% per annum, payable quarterly in equal installments over a 10-year period, and will be prepaid pro rata with the BP Loan, described below, from the proceeds of the exercise, if any, of the Company's outstanding warrants and the HFS Options, described below, provided the Company is current under the Term Loan. At September 30, 1996 and December 31, 1995, the principal balance (which includes accrued interest through the second anniversary) was $2,473,826 and accrued interest at September 30, 1996 was $133,104.

   In August and October 1993, Bryanston advanced a bridge loan (the "Bryanston Bridge Loan"), in the aggregate amount of $7,419,000, which was also applied to the development and construction of the Jubilee Casino. The Bryanston Bridge Loan bore interest at the rate of 10% per annum from the date advanced and was originally due and payable on the earlier of October 31, 1993 or the closing of the IPO. A portion of the principal and accrued interest on the Bryanston Bridge Loan, in the aggregate amount of $3,625,000, was repaid from the proceeds of the Term Loan and a $4,000,000 bridge loan (the "HFS Bridge Loan") from HFS Gaming Corp. ("HFS") (which was repaid from the proceeds of the IPO), and the balance was repaid from the proceeds of the IPO.

   As of January 1, 1994, Bryanston agreed to loan the Company up to $9,000,000 (the "Initial Working Capital Loan") to meet working capital requirements of the Company. The note bore interest at price rate plus 2%, per annum, and had a maturity date of December 31, 1995. On December 31, 1994 the Company authorized the issuance of 625,222 shares of its preferred stock, valued at $6.625 per common share, in settlement of $8,284,196 due Bryanston, pursuant to the Initial Working Capital Loan, which amount includes approximately $349,000 of accrued interest. In October 1995, the 625,222 shares of preferred stock were converted into 1,250,444 shares of the Company's Common Stock.

   On November 15, 1995, the Company, Alpha Gulf and B.C. entered into the B.C. Agreement under which (i) the B.C. Note was deemed converted on February 1, 1994, and (ii) B.C. received rights which, upon the effective date of the Registration Statement of which this Prospectus is a part, entitle B.C. to receive 791,880 shares of the Company's Common Stock. Bryanston agreed to contribute 716,881 shares of Common Stock of the Company owned by Bryanston, in order to help satisfy the number of shares of Common Stock into which the B.C. Note converted. Bryanston agreed to make this capital contribution to the Company in order to avoid further dilution to the Company's stockholders and to enhance its position in the Company.

   As of January 5, 1995, Bryanston agreed to loan the Company up to $20,000,000 (the "Working Capital Loan") to meet the working capital requirements of the Company. Therefore, the Company is obligated under a $20,000,000 non-revolving promissory note ($1,746,182 and $17,360,861 outstanding at December 31, 1996 and December 31, 1995, respectively) with Bryanston. The note, which bears interest at prime rate (8.25% at September 30, 1996 and December 31, 1995) plus 2%, is payable at the lesser of the outstanding principal amount or $2,000,000 per annum through December 31, 1999. Beginning 1996, interest accrued monthly is due and payable by the following month. All remaining principal and accrued interest (approximately $503,000) shall be due on December 31, 2000. Additionally, commencing May 1, 1996 and for each of the next succeeding three years thereafter, the Company will be required to make additional principal payments equal to "Available Cash Flow of Maker" as defined in the note to mean an amount equal to the consolidated annual net income of the Company before depreciation but after provision for taxes and principal payments on account of all debt, less an amount equal to the sum of
   (a) an annual replacement reserve equal to 3% of the consolidated revenues of the Company and its subsidiaries, excluding Alpha Hotel, and (b) $1,000,000.

   On September 22, 1995, Bryanston purchased an outstanding loan to the Company (the "Term Loan") which was then held by HFS, having a balance of $7,800,000 from HFS, which was in default at such time. The Company received the Term Loan from HFS in the original principal amount of $8,000,000 for a five-year term, in October 1993. The Term Loan bears interest at a rate of 10% per annum and requires monthly payments of principal and interest through November 1998. The Term Loan is secured by a first preferred ship mortgage on the Jubilee Casino. As consideration for Bryanston purchasing the Term Loan (which was then in default), and for Bryanston agreeing to make the Working Capital Loan, in October 1995, the Company issued 347,826 shares of Common Stock, valued at $4.50 per share, and an option to purchase 347,826 shares of Common Stock at an exercise price of $4.50 per share, to Bryanston. In addition, Bryanston acquired 96,429 shares of the Company's Common Stock from an affiliate of HFS. At December 31, 1996 and December 31, 1995, the balance due on the Term Loan is $7,800,000 and accrued interest is $1,226,789 and $446,789, respectively.

   As of November 1, 1995, Bryanston had sold all of the Common Stock of the Company it had previously held.

   Since the Company began to implement its plans to close the Jubilation Casino in July 1996, the Company updated its assessment of the realizability of the leasehold improvements and related assets of the Jubilation Casino. This resulted in an impairment loss of approximately $14,507,000 and would have reduced stockholders' equity below the requirements for continued listing of the Company's securities on NASDAQ. In order to avoid the delisting of the Company's securities from NASDAQ, Bryanston proposed that the Company convert the Working Capital Loan into Series B Preferred Stock, which would enable the Company to maintain its NASDAQ listing. Therefore, effective June 26, 1996, Bryanston converted the amount due on the Working Capital Loan (approximately $19,165,000) into shares of the Company's Preferred Stock. The Company was charged a 5% transaction fee (approximately $958,000), which was also converted into shares of the Company's Series B Preferred Stock. The conversion was effective June 26, 1996 and the total of approximately $20,123,000 converted into 693,905 shares of Series B Preferred Stock based on the fair market value of the Company's Common Stock on the date of conversion ($3.625). Each share of outstanding Series B Preferred Stock (i) entitles the holder to one vote; (ii) has a liquidation value of $29.00 per share; (iii) has a cash dividend rate of 10% of liquidation value, which increases to 13% of liquidation value if the cash dividend is not paid within 30 days of the end of each fiscal year and in such event is payable in Common Stock valued at the then market price; and (iv) is convertible into eight shares of Common Stock.

   As of December 31, 1996, the Company sold 100% of the stock of Alpha Hotel to Bryanston for consideration of $3,000,000.

BP Group

   BP advanced $1,927,759 to the Company, representing the proceeds of the BP loan (the "BP Loan"). The BP Loan had an initial interest rate of 12% per annum and payment is subordinated to payment of the Term Loan. Principal and accrued interest in the aggregate amount of $487,500 was repaid from the proceeds of the Company's IPO and principal and accrued interest in the aggregate amount of $575,560 was repaid from the proceeds of the underwriters' over-allotment option. The balance of the BP Loan, $864,699, accrues interest at the rate of 12% per annum, which shall accrue until the second anniversary of the opening of the Jubilee Casino, and thereafter, together with such accrued interest, at the rate of 9% per annum, payable quarterly in equal installments over a 10-year period, and will be prepaid, pro rata with the Bryanston Loan, from the proceeds of the exercise, if any, of the Company's outstanding warrants and the HFS Options, provided the Company is current under the Term Loan.

   BP also advanced a bridge loan (the "BP Bridge Loan") in the amount of $2,200,000, which was applied to the development of the Casino. The BP Bridge Loan bore interest at the rate of 10% per annum from the date advanced and was originally due and payable on the earlier of October 31, 1993 or the closing of the Offering. The BP Bridge Loan was repaid in full, from the proceeds of the Term Loan and the HFS Bridge Loan, which was repaid by the Company from the proceeds of the IPO.

   In July 1993 Ms. Cohen, a director of the Company and the sole stockholder of BP, contributed $511,961 to the capital of the Company for which she was issued 1,544,182 shares of Common Stock valued at 33.2(cent) per share.

   Ms. Cohen was also a principal stockholder of Westfield Financial Corporation, one of the underwriters of the Company's IPO. Westfield Financial Corporation is no longer operating as a broker-dealer.

   Since the Company began to implement its plans to close the Jubilation Casino in July 1996, the Company updated its assessment of the realizability of the leasehold improvements and related assets of the Jubilation Casino. This resulted in an impairment loss of approximately $14,507,000 and would have reduced stockholders' equity below the requirements for continued listing of the Company's securities on NASDAQ. In order to avoid the delisting of the Company's securities from NASDAQ, BP proposed that the Company convert the BP Loan into Series B Preferred Stock, which would enable the Company to maintain its NASDAQ listing. Therefore, effective June 26, 1996, BP converted the amount due on the BP Loan (approximately $1,222,000) into shares of the Company's Series B Preferred Stock. The Company was charged a 5% transaction fee (approximately $61,000), which was also converted into shares of the Company's Series B Preferred Stock. The conversion was effective June 26, 1996, and the total of approximately $1,283,000 was converted into 44,258 shares of Preferred Stock based on the fair market value of the Company's Common Stock on the date of conversion $3.625). The terms of the Series B Preferred Stock issued to BP are identical to those of the Series B Preferred Stock issued to Bryanston in June 1996.

   All current transactions between the Company, and its officers, directors and principal stockholders or any affiliates thereof are, and in the future such transactions will be, on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a) The following documents are filed or part of this report:

       1. FINANCIAL STATEMENTS

         ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

           Independent Auditors' Report                            F-1-2

           Consolidated Balance Sheets                               F-3

           Consolidated Statements of Operations                     F-4

           Consolidated Statements of Stockholders' Equity           F-5

           Consolidated Statements of Cash Flows                   F-6-7

           Notes to Consolidated Financial Statements             F-8-26

       2. FINANCIAL STATEMENT SCHEDULE

         Schedule VIII Valuation Accounts for the Years Ended
          December 31, 1996, 1995 and 1994                           S-1

       3. EXHIBITS

            *2 Bryanston Third Amended Joint Plan of Reorganization *3(a)Certificate of Incorporation
            *3(b)Form of Certificate of Amendment to Certificate of In *3(c)By-Laws, as amended
            *4(a)Form of Common Stock Certificate
            *4(b)Form of Warrant Certificate
            *10(a)Form of Employment Agreement between the Company and Stanley
             S. Tollman
            *10(b)Form of Employment Agreement between the Company and Monty D.
             Hundley
            *10(c)Form of Indemnification Agreement between the Company and directors and executive officers of the Company
            *10(d)1993 Stock Option Plan
            *10(e)Form of Service Agreement between the Company and Bryanston *10(f)Expense Reimbursement Agreement effective as of September 1,
             1993, by and between the Company and Tollman-Hundley Hotel Group and Bryanston Group, Inc.

            *10(g)Agreement of Purchase and Sale of Assets by and among BCI and
              Alpha Gulf, George Baxter, John Kingsbury, Jon Turner and Robert James, dated as of May 14, 1993
            *10(h)Non-negotiable convertible Promissory Note of Alpha Gulf payable to BCI in the principal amount of $3,500,000, dated May 14, 1993
            *10(i)Shareholders Agreement, dated as of May 14, 1993, between BCI,
             Alpha Gulf, the Company and Stanley S. Tollman and Monty D.
             Hundley.
            *10(j)Form of Warrant Agreement among the Company, the Transfer
             Agent and the Underwriters
            *10(k)Work Order, dated June 7, 1993, of American Marine Corporation *10(l)Amended Sales and Security Agreement, dated July 8, 1993, between Bally Gaming, Inc. and Alpha Gulf d/b/a/ Bayou Caddy Casino
            *10(m)Agreement, dated May 11, 1993, between Twenty Grand Marine
             Service, Inc. and BCI
            *10(n)Agreement, dated as of June 1993 between Alpha Gulf d/b/a
             Bayou Caddy Casino and Benchmark and Trustmark National Bank
            *10(p)Lease Agreement, dated June 2, 1992, between Joseph E. Cure,
             Jr., Joseph R. Cure, Cynthia Cure Rutherford, Michael Cure and Susan Cure Gollott and BCI
            *10(q)Development Agreement, dated September 17, 1992, between
             Joseph E. Cure, Jr., Joseph R. Cure, Cynthia Cure Rutherford, Michael Cure and Susan Cure Gollott and BCI
            *10(r)contract for First Right to Buy and Right of First Refusal for
             the Sale and Purchase of Real Estate, dated September 17, 1992, between Joseph E. Cure, Jr., Joseph R. Cure, Cynthia Cure Rutherford, Michael Cure and Susan Cure Gollott and BCI
            *10(s)Lease Agreement, dated September 17, 1992, between Joseph E.
             Cure, Jr., Joseph R. Cure, Cynthia Cure Rutherford, Michael Cure and Susan Cure Gollott and BCI
            *10(t)Lease, dated November 12, 1992, between Dallas Goodwin and BCI *10(u)Form of Limited Standstill Agreement of the Existing
             Stockholders f/b/o the Underwriters
            *10(v)Promissory Note reflecting the Bryanston Bridge Loan, dated
             July 27, 1993, of the Company payable to Bryanston in the amount of $6,555,000; Amendment to the Note dated September 29, 1993
            *10(w)Promissory Note reflecting the BP Bridge Loan dated July 27,
             1993 of the Company payable to BP in the amount of $2,200,000
            *10(x)Amendment to the BP Bridge Note dated September 29, 1993 *10(y)Amendment to the Bryanston Bridge Note dated October 29, 1993 *10(z)Agreement between BP and the Company dated May 12, 1993, relating to the BP Loan, Amendments thereto dated August 5, 1993 and September 10, 1993
            *10(aa)HFS marketing Agreement dated October 27, 1993
            *10(ab)Amended Sales and Security Agreement between Bally and the
             Company dated July 8, 1993
            *10(ac)Deleted

             *10(ad)Documents related to HFS Loans dated October 27, 1993:
                  (i) Loan Agreement among the Company Alpha Gulf and HFS
                 (ii) Leasehold Deed of Trust (form)
                (iii) First Preferred Ship Mortgage from Alpha Gulf to HFS
                 (iv) Security Agreement between Alpha Gulf and HFS
                  (v) Pledge and Security Agreement between Bryanston and HFS
                 (vi) $8,000,000 Series A Secured Note
                (vii) $4,000,000 Series B Secured Note
               (viii) Guarantee Agreement of Bryanston in favor of HFS
                 (ix) Guarantee Agreement of the Company in favor of HFS
                  (x) HFS Option Agreement: HFS Option Certificate
                 (xi) Bryanston Subordination Agreement
                (xii) BP Subordination Agreement
               (xiii) Bryanston Subordinated Promissory Note dated as of August
                      5, 1993 (Bryanston Loan)
               *10(ae) Deleted
               *10(af) Form of Underwriters' Warrant
            ***10(ag) Amended Cure Lease
            ***10(ah) Peoples Bank Loan Agreement
            ***10(ai) Non-Revolving Promissory Note with Bryanston Group, Inc. ***10(aj) $20,000,000 Non-Revolving Promissory Note dated January 5,
             1995
            ***10(ak) Stock Purchase Agreement dated October 20, 1995
            ***10(al) Stock Acquisition Agreement dated January 25, 1995 ***10(am) Form 8-K dated October 31, 1995
            ***10(an) Restructure of Debt of Alpha Gulf Coast, Inc. with Bally
             Gaming, Inc.
             **11   Statement Re: Computation of Per Share Earnings
               12   List of Subsidiaries

    (b) Reports on Form 8-K

    Date filed - November 13, 1995  - Item 2. Acquisition or Disposition of
                                              Assets
                                    Item 7. Financial Statements and Exhibits

 * Incorporated by reference, filed with Company's Registration Statement filed on Form SB-2 (File No. 33-64236) filed with the Commission on June 10, 1993 and as amended on September 30, 1993, October 25, 1993, November 2, 1993 and November 4, 1993 which Registration Statement became effective November 5, 1993.

**  See Consolidated Financial Statements

*** Incorporated by reference, filed with Company's Form 10-KSB for the year ended December 31, 1994 or filed with Company's Form 10-K for the year ended December 31, 1995.

    List of Subsidiaries:

                Name                               State of Incorporation

       Alpha Gulf Coast, Inc.                             Delaware
       Alpha Hotel Management, Inc.                       Delaware
       Alpha St. Regis, Inc.                              Delaware
       Alpha Missouri, Inc.                               Delaware
       Alpha Monticello, Inc.                             Delaware
       Alpha Rising Sun, Inc.                             Delaware
       Jubilation Lakeshore, Inc.                        Mississippi

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ALPHA HOSPITALITY CORPORATION

                                      By:_______________________________________
                                             Stanley S. Tollman
                                      Title: Chairman of the Board and
                                             Co-Chief Executive Officer

                                      Date:

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                     Title                              Date
       ---------                     -----                              ----

/s/ Stanley S. Tollmen      Chairman of the Board and Co-Chief          3/31/97
------------------------    Executive Officer
   Stanley S. Tollman

/s/ Thomas W. Aro           Vice President and Director                 3/31/97
------------------------
   Thomas W. Aro

/s/ James A. Cutler         Chief Financial Officer and Treasurer       3/31/97
------------------------    (Principal Financial and Accounting
   James A. Cutler          Officer)

/s/ Sanford Freedman        Vice President, Secretary and Director      3/31/97
------------------------
    Sanford Freedman

/s/ Brett G. Tollman        Vice President and Director                 3/31/97
------------------------
    Brett G. Tollman

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Alpha Hospitality Corporation and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of Alpha Hospitality Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha Hospitality Corporation and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has suffered significant losses from operations and has a working capital deficit and an accumulated deficit at December 31, 1996. In addition, the Company was not in compliance with certain long-term debt covenants therefore requiring the obligations to be classified as current liabilities. Management's plans in regard to these matters are also described in Note 15. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed on Page S-1 is presented for purposes of complying with the Securities and Exchange Commissions's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                   /s/ Rothstein, Kass & Company, P.C


Roseland, New Jersey
February 14, 1997, except for Note 16 as to which the date is March 21, 1997

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                    (In thousands, except for per share data)

                                                                          1996          1995
                                                                        --------      --------
                                     ASSETS
CURRENT ASSETS:
  Cash, including restricted cash of $270 and $64
   in 1996 and 1995, respectively                                       $  1,350      $  2,316
  Accounts receivable, less allowance for doubtful accounts
   of $527 and $354 in 1996 and 1995, respectively                            73           703
  Inventories                                                                297           536
  Prepaid insurance                                                          615         1,796
  Other current assets                                                       195         1,350
                                                                        --------      --------
       Total current assets                                                2,530         6,701

PROPERTY AND EQUIPMENT, less accumulated depreciation and
 amortization of $17,475 and $13,385 in 1996 and 1995, respectively       39,660        59,255

DEPOSITS AND OTHER ASSETS                                                  1,764           818
                                                                        --------      --------

                                                                        $ 43,954      $ 66,774
                                                                        ========      ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Long-term debt, current maturities                                    $ 14,528      $ 27,320
  Notes payable                                                            2,400         3,816
  Accounts payable and other accrued expenses                              9,911        10,474
  Accrued payroll and related liabilities                                  3,755         2,849
  Due to affiliate, current maturity                                       1,746         2,000
                                                                        --------      --------
       Total current liabilities                                          32,340        46,459
                                                                        --------      --------

LONG-TERM DEBT, less current maturities                                    7,866         2,312
                                                                        --------      --------
DUE TO AFFILIATE, less current maturity, including
 accrued interest of $503 in 1996 and 1995                                   503        15,864
                                                                        --------      --------
AMOUNTS DUE UNDER REDEMPTION AGREEMENT, including accrued
 interest of $286 and $235 in 1996 and 1995, respectively                  1,739           235
                                                                        --------      --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, authorized 1,000 shares,
   738 shares issued                                                           7
  Common stock, $.01 par value, 25,000 and 17,000 shares,
   authorized in 1996 and 1995, respectively, 13,478 and
   12,354 shares issued in
   1996 and 1995, respectively                                               135           124
  Capital in excess of par value                                          56,778        32,779
  Common stock subscribed                                                                1,600
  Accumulated deficit                                                    (55,414)      (32,599)
                                                                        --------      --------
       Total stockholders' equity                                          1,506         1,904
                                                                        --------      --------

                                                                        $ 43,954      $ 66,774
                                                                        ========      ========

           See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1996, 1995 and 1994
                    (In thousands, except for per share data)

                                                       1996          1995         1994
                                                     --------      --------      --------
REVENUES:
  Casino                                             $ 43,252      $ 26,429      $ 41,344
  Food and beverage, retail and other                   1,268         1,210         1,921
                                                     --------      --------      --------
       Total revenues                                  44,520        27,639        43,265
                                                     --------      --------      --------
COSTS AND EXPENSES:
  Casino                                               16,184        13,493        19,011
  Food and beverage, retail and other                   1,657         1,877         2,270
  Selling, general and administrative                  24,973        18,069        22,200
  Interest                                              4,421         3,213         3,015
  Depreciation and amortization                         6,059         4,508         3,776
  Pre-opening and development costs                     1,468         1,290         2,303
  Debt conversion fee                                   1,019
  Write-off of leasehold and improvements              14,507
  Settlement and termination of lease agreement           541
  Financial advisory services fees                                    1,690
  Relocation expense                                                    412
  Buy-out of marketing agreement                                      1,500
  Write-off of unamortized debt discount                                931
                                                     --------      --------      --------
       Total costs and expenses                        70,829        46,983        52,575
                                                     --------      --------      --------

LOSS FROM CONTINUING OPERATIONS BEFORE
 DEFERRED INCOME TAX EXPENSE                          (26,309)      (19,344)       (9,310)

DEFERRED INCOME TAX EXPENSE                                                         1,716
                                                     --------      --------      --------

LOSS FROM CONTINUING OPERATIONS                       (26,309)      (19,344)      (11,026)
                                                     --------      --------      --------

DISCONTINUED OPERATIONS:
  Income from operations of discontinued hotel
    management segment                                    645         1,351         1,125
  Gain on disposal of hotel management segment          2,849
                                                     --------      --------      --------
       Total income from discontinued operations        3,494         1,351         1,125
                                                     --------      --------      --------

NET LOSS                                             $(22,815)     $(17,993)     $ (9,901)
                                                     ========      ========      ========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                           13,248        10,617        10,225
                                                     ========      ========      ========

EARNINGS (LOSS) PER COMMON SHARE:
  From continuing operations                         $  (1.98)     $  (1.82)     $  (1.08)
  From discontinued operations                            .26           .13           .11
                                                     --------      --------      --------

       Net loss                                      $  (1.72)     $  (1.69)     $   (.97)
                                                     ========      ========      ========

           See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Years
                     Ended December 31, 1996, 1995 and 1994
                    (In thousands, except for per share data)

                                            Preferred Stock              Common Stock         Capital in     Common
                                         ---------------------       --------------------      Excess of      Stock      Accumulated
                                          Shares        Amount        Shares      Amount       Par Value    Subscribed     Deficit
                                         --------      --------      --------     --------     --------      --------      --------
Balances, January 1, 1994                    --        $   --          10,225     $    102     $ 16,484      $   --        $ (4,705)

Conversion of long-term debt                                                                      2,883

Preferred stock issued in settlement of
 note payable and accrued interest            625             6                                   8,278

Mandatorily redeemable common
 stock accretion                                                                                     (6)

Net loss                                                                                                                     (9,901)
                                         --------      --------      --------     --------     --------      --------      --------

Balances, December 31, 1994                   625             6        10,225          102       27,639                     (14,606)

Conversion of preferred stock
 to common stock                             (625)           (6)        1,250           13           (6)

Common stock issued pursuant
 to acquisition                                                           783            8        4,492

Common stock exchanged for
 financial advisory services                                                                         90         1,600

Mandatorily redeemable common
 stock accretion                                                                                    (51)

Exercise of put option                                                     96            1          615

Net loss                                                                                                                    (17,993)
                                         --------      --------      --------     --------     --------      --------      --------

Balances, December 31, 1995                                            12,354          124       32,779         1,600       (32,599)

Common stock issued for payment
 of long-term debt                                                        701            7        2,446

Issuance of subscribed common stock                                       348            3        1,597        (1,600)

Issuance of common stock on converted
 long-term debt                                                            75            1           (1)

Preferred stock issued in settlement
 of long-term debt                             42                                                 1,222

Preferred stock issued in settlement
 of due to affiliate                          661             7                                  19,158

Preferred stock issued in settlement
 of debt conversation fee                      35                                                 1,019

Adjustment of amount due under
 redemption agreement                                                                            (1,453)

Stock sold under redemption agreement                                                                11

Net loss                                                                                                                    (22,815)
                                         --------      --------      --------     --------     --------      --------      --------

Balances, December 31, 1996                   738      $      7        13,478     $    135     $ 56,778      $   --        $(55,414)
                                         ========      ========      ========     ========     ========      ========      ========

           See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended
                        December 31, 1996, 1995 and 1994
                    (In thousands, except for per share data)

                                                              1996          1995          1994
                                                            --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(22,815)     $(17,993)     $ (9,901)
                                                            --------      --------      --------
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                               6,059         4,508         3,776
   Provision for losses on accounts receivable                   211           255            35
   Write-off of deferred costs                                                 460
   Common stock/options issued in exchange for
     financial advisory services                                             1,690
   Deferred income tax expense                                                             1,716
   Imputed interest on long-term debt                                                        337
   Gain on disposal of hotel management segment               (2,849)
   Forgiveness of indebtedness                                  (290)
   Debt conversion fee                                         1,019
   Write-off of leasehold and improvements                    14,507
   Other                                                        (301)
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                   370           248          (886)
    (Increase) decrease in inventories                           239           201          (488)
    (Increase) decrease in prepaid insurance                   1,187          (231)          968
    (Increase) decrease in other current assets                  975          (814)          515
    Increase in accounts payable and other
     accrued expenses                                          1,795         2,032         3,893
    Increase (decrease) in accrued payroll and
     related liabilities                                         848          (187)        2,431
                                                            --------      --------      --------
         Total adjustments                                    23,770         8,162        12,297
                                                            --------      --------      --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              955        (9,831)        2,396
                                                            --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                         (1,460)       (3,717)       (3,139)
  Cash acquired in connection with business
     combination                                                               543
  Proceeds from sales of property and equipment                   70
  Proceeds from (payments for) deposits and
     other assets                                             (1,047)          300          (713)
                                                            --------      --------      --------

NET CASH USED IN INVESTING ACTIVITIES                         (2,437)       (2,874)       (3,852)
                                                            --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from affiliate                                      3,813        21,209
  Payments to affiliate                                         (282)       (3,848)
  Payments on construction and equipment notes payable                        (281)       (4,845)
  Proceeds from stock sold pursuant to escrow agreement           11
  Proceeds from notes payable                                    296           248        12,279
  Payments on notes payable                                   (1,262)         (857)       (3,995)
  Proceeds from long-term debt                                    43         8,191
  Payments on long-term debt                                  (2,103)      (10,821)       (1,999)
                                                            --------      --------      --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        516        13,841         1,440
                                                            --------      --------      --------

NET INCREASE (DECREASE) IN CASH                                 (966)        1,136           (16)

CASH, beginning of year                                        2,316         1,180         1,196
                                                            --------      --------      --------

CASH, end of year                                           $  1,350      $  2,316      $  1,180
                                                            ========      ========      ========

           See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) Years Ended
                        December 31, 1996, 1995 and 1994
                    (In thousands, except for per share data)

                                                           1996        1995        1994
                                                          -------     -------     -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION, cash paid for interest during the year      $ 2,903     $ 1,035     $ 1,889
                                                          =======     =======     =======
SUPPLEMENTAL SCHEDULES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in settlement of long-term debt     $ 2,453                 $ 2,883
                                                          =======                 =======

  Amounts due under redemption agreement                  $ 1,739     $   235
                                                          =======     =======

  Preferred stock issued in settlement of obligations     $21,406                 $ 8,284
                                                          =======                 =======
  Note payable incurred in connection with lease
   settlement arrangement                                 $ 1,200
                                                          =======

  Accrued interest capitalized to debt                                $ 1,765     $   213
                                                                      =======     =======
  Common stock/options exchanged for financial
     advisory services                                                $ 1,690
                                                                      =======
  Acquisition of casino:
    Fair value of net assets acquired                                 $21,881
    Fair value of liabilities assumed                                  17,381
                                                                      -------

    Equity investment                                                 $ 4,500
                                                                      =======

  Capitalization of accounts payable for common stock                             $   559
                                                                                  =======
  Equipment recorded pursuant to obligations under
   capital lease and financing agreements                                         $    89
                                                                                  =======

           See accompanying notes to consolidated financial statements

                   ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except for per share data)

NOTE 1 - NATURE OF BUSINESS:

     Alpha Hospitality Corporation (the Company), incorporated in Delaware on March 19, 1993, through its subsidiaries, is engaged in (i) the ownership and operation of a gaming vessel, located in Greenville, Mississippi, which is operated by the Company's subsidiary Alpha Gulf Coast, Inc. (Alpha Gulf) and (ii) the pursuit of gaming licenses for additional casinos in various states, which is accomplished through the Company's subsidiaries Alpha Missouri, Inc. (Alpha Missouri), Alpha Monticello, Inc. (Alpha Monticello), Alpha Rising Sun, Inc. (Alpha Rising Sun), Jubilation Lakeshore, Inc. (Jubilation Lakeshore) and Alpha St. Regis, Inc. (Alpha St. Regis). From September 1993 through December 1996, the Company, through its former subsidiary, Alpha Hotel Management Company, Inc. (Alpha Hotel) (see Note
     14), provided management services to hotels owned by third parties. Additionally, from December 1995 to July 1996, Jubilation Lakeshore, formerly known as the Cotton Club of Greenville, Inc. (the Cotton Club) (see Note 3), operated a second gaming vessel located in Lakeshore, Mississippi.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Cash - The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

      Inventories - Inventories, which primarily consist of food and beverage, are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method.

      Property and Equipment - Property and equipment is stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

                                                           Estimated
                         Assets                          Useful Lives
                         ------                          ------------

            Boat, barge and improvements                    20 years
            Leasehold and improvements                   10-20 years
            Gaming equipment                               5-7 years
            Furniture, fixtures and equipment              5-7 years
            Transportation equipment                         3 years

      Pre-opening and Development Costs - The Company incurs costs in connection with start-up casino operations and joint ventures. The Company's policy is to expense pre-opening and development costs as incurred.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      Earnings (Loss) Per Common Share - Earnings (loss) per common share is based on the weighted average number of common shares outstanding. The Company's common stock subscribed is included in the computation.

      Additionally, in March 1997, the Financial Accounting Standards Board released Statement No. 128, (SFAS 128), "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Bulletin No. 15. SFAS 128 is effective for fiscal years ending after December 15, 1997 and, when adopted, will require restatement of prior years' earnings (loss) per common share.

      Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of earnings (loss) per common share. Accordingly, management does not believe that SFAS 128 will have an impact upon historical earnings (loss) per common share as reported.

      Income Taxes - The Company complies with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, and based on enacted tax laws and rates to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

      The Company does not provide for deferred taxes on the unremitted earnings of its wholly-owned subsidiaries since, under existing tax laws, its investment could be liquidated tax-free. As a result, any excess outside financial basis over tax basis will not be expected to result in taxable income upon reversal and thus will not be a temporary difference.

      Casino Revenue - Casino revenue is the net win from gaming activities, which is the difference between gaming wagers less the amount paid out to patrons.

      Promotional Allowances - Promotional allowances primarily consist of food and beverage furnished gratuitously to customers. Revenues do not include the retail amount of food and beverage of $3,721, $3,456 and $4,833 for the years ended December 31, 1996, 1995 and 1994, respectively, provided gratuitously to customers. The cost of these items of $3,317, $3,410 and $4,046 for the years ended December 31, 1996, 1995 and 1994, respectively, are included in casino expenses.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      Amortization of Debt Discount - The Company amortized the debt discount on the 1993 convertible promissory note (see Note 5) using the interest method, which yielded a constant rate of interest over the life of the note.

      Interest Capitalization - Interest costs incurred during the construction and development of the dockside casino and related facilities was capitalized as part of the cost of such assets.

      Loan Fees - Loan fees, included in other assets, are being amortized over the life of the equipment notes payable.

      Fair Value of Financial Instruments - The fair values of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the consolidated balance sheets at December 31, 1996 and 1995.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Impairment of Long-Lived Assets - The Company periodically assesses the recoverability of the carrying amounts of long-lived assets. A loss is recognized when expected undiscounted future cash flows are less then the carrying amount of the asset. An impairment loss is the difference by which the carrying amount of an asset exceeds its fair value.

      Reclassifications - Certain amounts have been reclassified in prior years to conform to the 1996 presentation.

NOTE 3 - BUSINESS COMBINATION:

      Effective October 30, 1995, the Company acquired all of the outstanding capital stock of Cotton Club of Greenville, Inc. ("CCG"), the owner and operator of a dockside gaming casino in Greenville, Mississippi, in a business combination accounted for as a purchase. Accordingly, the results of operations of CCG are included in the accompanying financial statements from the date of acquisition. In addition to its dockside gaming vessel, CCG owned interests in certain real estate in Greenville, which was primarily used for automobile parking and certain rights granted by the City of Greenville and the Greenville Yacht Club to locate its vessel at its present site on Lake Ferguson (an inlet of the Mississippi River).

      The capital stock was acquired from a group of sixteen stockholders (former CCG stockholders), none of whom had any material relationship to the Company or any of its affiliates, directors or officers.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)

NOTE 3 - BUSINESS COMBINATION (CONTINUED):

      Consideration for the acquisition consisted of: (a) cash at closing of $2,404; (b) notes due six months after closing of $1,397, bearing interest at 10% per annum; (c) notes due nine months after closing of $1,897, bearing interest at 10% per annum; and (d) 783 shares of the common stock of the Company valued at $5.75 per share. The cash paid at the closing was borrowed by the Company from Bryanston Group, Inc. (Bryanston), an affiliate.

      As part of the acquisition, all debt and accrued interest owed by CCG to its former stockholders, of approximately $9,600, is included in the consideration above and has been assigned to the Company.

      Subsequent to the sale and pursuant to approvals granted by the Mississippi Gaming Commission and certain lenders to CCG and Alpha Gulf, Alpha Gulf transferred its casino gaming barge and its related operations to the CCG site in Greenville, Mississippi and CCG transferred its riverboat casino to Alpha Gulf's former site at Lakeshore, Mississippi on the Gulf Coast. The casinos commenced operations at their new sites in November and December 1995, respectively.

      The excess of the purchase price over the net assets of CCG of approximately $2,593, net of a $450 1996 purchase price adjustment, was allocated to property and equipment and will be depreciated and amortized over the estimated remaining useful lives of the assets.

      In September 1996, Bryanston purchased the notes aggregating $1,897 from the former CCG stockholders and assigned its interest in notes aggregating $475 and $23 (of which $475 and $11 is due at December 31, 1996) to a director of the Company and an affiliate, respectively.

      The following summarized unaudited pro forma information assumes the acquisition had occurred on January 1, 1994:

                                                        Year Ended December 31,
                                                         1995            1994
                                                       ---------       --------

            Total revenues                             $  55,927       $ 83,432
                                                       =========       ========

            Net loss                                   $ (18,518)      $ (8,561)
                                                       =========       ========

            Loss per common share                      $   (1.64)      $   (.78)
                                                       =========       ========

      The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the CCG acquisition had been in effect for the years presented. Further, the pro forma results are not intended to be a projection of future results and do not reflect any integration costs, cost savings resulting from synergistic opportunities or the results of operations of other businesses acquired or disposed of in 1995 and 1994.

      The above amounts reflect adjustments for interest on notes payable issued as part of the purchase price and depreciation and amortization on revalued property and equipment.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)

NOTE 4 - PROPERTY AND EQUIPMENT:

      At December 31, 1996 and 1995, property and equipment is comprised of the following:

                                                           1996         1995
                                                         --------      --------

        Land and building                                $    214      $    214
        Boat, barge and improvements                       24,261        23,590
        Leasehold and improvements                         14,215        30,001
        Gaming equipment                                   10,221        10,042
        Furniture, fixtures and equipment                   7,414         7,264
        Transportation equipment                              810         1,034
        Construction in progress                                            495
                                                         --------      --------
                                                           57,135        72,640
        Less accumulated depreciation and amortization    (17,475)      (13,385)
                                                         --------      --------

                                                         $ 39,660      $ 59,255
                                                         ========      ========

      Included in equipment at December 31, 1996 and 1995 is $1,225 and $1,386, respectively, related to assets recorded under capital leases. Included in accumulated depreciation and amortization at December 31, 1996 and 1995 is $498 and $450, respectively, of amortization related to assets recorded under capital leases.

      In 1993, the Company capitalized approximately $900 of interest, of which approximately $327 is included in Alpha Gulf's barge and improvements and $573 is included in Jubilation Lakeshore's leasehold and improvements.

      In light of Jubilation Lakeshore's July 1996 closure and in accordance with its policy on impaired long-lived assets, the Company recorded an impairment loss of $14,507 representing Jubilation Lakeshore's leasehold and improvements of $16,284 (which included the $573 of capitalized interest) and its related accumulated amortization of $1,777.

NOTE 5 - LEASEHOLD INTEREST:

      On May 14, 1993, in connection with the development of a dockside casino in Lakeshore, Mississippi, Alpha Gulf acquired from an unrelated third party (Seller), a leasehold interest (the Leasehold) and certain other assets, net of assumption of certain liabilities. The net purchase price was $3,500 and the Company issued a convertible promissory note with a stated interest rate of 10% and an effective rate of 30%. The difference in the interest rates represented the implicit economic risks inherent in the transaction.

      Effective in February 1994, the Company exercised its right to convert the Seller's note and accrued interest (carrying amount of $2,883) into 792 shares of the Company's common stock, of which 717 shares were contributed to the Company by a stockholder and the remaining 75 shares were issued in 1996.

                   ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except for per share data)

NOTE 6 - NOTES PAYABLE:

      At December 31, 1996 and 1995, notes payable are comprised of the following:

                                                                             Interest
                                                                               Rate       1996       1995
                                                                              ------     ------     ------
        Revolving line of credit with payments of principal
         and interest due monthly, collateralized by funds
         held at the Company's casino and guaranteed by an                    Prime
         affiliate                                                             + 2%      $ --       $  145

        Revolving line of credit of $500 with payments
         of principal and interest due in March 1997,
         collateralized by cash advances                                         25%        497        200

        Note payable to third party with payments of
         principal and interest due monthly, collateralized
         by certain vehicles                                                     11%                   103

        Notes payable to Bryanston and former CCG stockholders, of which
         $394 and $793 in 1996 and 1995, respectively, are non-interest
         bearing (see Note 3)                                                    10%      1,885      3,293

        Others                                                               Various         18         75
                                                                                         ------     ------

                                                                                         $2,400     $3,816
                                                                                         ======     ======

      The $500 revolving line of credit, originally due in March 1997, was extended to June 1997 (see Note 16).

      At December 31, 1996, the Company was in default of its notes payable to affiliates aggregating $1,885. The Company received a waiver through December 31, 1997 of the default of the Bryanston notes aggregating $1,399.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)

NOTE 7 - LONG-TERM DEBT:

      At December 31, 1996 and 1995, long-term debt is comprised of the following:

                                                           Interest
                                                              Rate         1996        1995
                                                            -------      -------     -------
        Mortgage note payable, Bryanston, principal
          and interest due monthly through November
          1998, collateralized by the barge and
          certain other assets                                   10%     $ 7,800     $ 7,800

        Mortgage note payable in monthly installments
          of $70 plus interest at 30-day commercial
          paper rate (5.95% at December 31, 1996)
          plus 3.5%, adjusted quarterly, funded with
          weekly deposits of $25 into a restricted cash
          account, collateralized by the boat and
          improvements                                            9%       3,656       3,736

        Equipment notes payable monthly through
         November 1999 and collateralized by certain
         assets                                              10-14%        9,284      13,432

        Capitalized lease obligations, payable monthly,
         expiring in various years through 2001              10-14%          386         925

        Loans payable, Bryanston ($2,474) and an
         unrelated third party ($1,181)                          12%                   3,655

        Note payable quarterly through March 2000
         and secured by assignment of interest in the
         mortgage note payable to Bryanston
         (see Note 16)                                           10%       1,200

        Other                                                 7-11%           68          84
                                                                         -------     -------
                                                                          22,394      29,632
        Less current portion                                              14,528      27,320
                                                                         -------     -------

                                                                         $ 7,866     $ 2,312
                                                                         =======     =======

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)

NOTE 7 - LONG-TERM DEBT (CONTINUED):

      Aggregate future required principal payments of long-term debt are as follows:

        Years ending December 31:
               1997                                                      $14,528
               1998                                                        7,155
               1999                                                          491
               2000                                                          200
               2001                                                           18
        Thereafter                                                             2
                                                                         -------

                                                                         $22,394
                                                                         =======

      In August 1995, Bryanston purchased the mortgage of $7,800 on the Lakeshore barge from a third party. The transaction resulted in a write-off on the unamortized discount on the original note of approximately $931. In connection with the agreement, Bryanston also acquired 96 shares of common stock owned by the third party (see Note 11).

      In October 1995, the Company restructured certain equipment notes, aggregating approximately $9,000, with unrelated parties, whereby, the Company will pay approximately $6,500 in forty-eight monthly installments of $166 (which includes interest of 10% per annum) commencing December 15, 1995. The balance of approximately $2,500 bears interest at 10% per annum, is due on November 15, 1999, and may either be partially or fully repaid, pursuant to an escrow agreement, from the net proceeds of the sale of 701 shares of the Company's common stock held in escrow. To the extent that the net proceeds exceeds $2,500 plus accrued interest ($286 at December 31, 1996), the excess will be applied to the $6,500 portion of the debt. However, if the net proceeds are less than the $2,500 plus accrued interest, then the Company will be required to remit the balance due at maturity (see Note 10). The escrow agreement provides for the unrelated party to have full voting rights pertaining to the escrowed shares and the right to sell any or all of the shares. The Company has the right of first refusal to purchase the shares that the unrelated party desires to sell. The debt is collateralized by the Company's barge and certain gaming equipment.

      In October 1995, the Company restructured a certain equipment note of approximately $800 with an unrelated party. The amended terms provide for thirty-six monthly installments of approximately $26 (which includes interest at 11.5% per annum), commencing November 24, 1995.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)

NOTE 7 - LONG-TERM DEBT (CONTINUED):

      In April 1996, the Company restructured its capital sign lease of $745 with an unrelated party. The terms of the restructure reduces the lease principal amount to $475 and forgives $74 of accrued interest. The effective interest rate of the restructured lease is 10% per annum, with a four-year term.

      In June 1996, the Company issued 42 shares of its preferred stock in settlement of a certain loan payable of $1,181, plus accrued interest of $41. As a result, the Company was charged a five percent transaction fee of $61, which was converted into 2 shares of the Company's preferred stock.

      In December 31, 1996, the Company was relieved of its loan payable to Bryanston for $2,694 (which includes accrued interest of $270), in partial consideration for Bryanston's purchase of 100% of Alpha Hotel's common stock owned by the Company (see Note 14).

      At December 31, 1996, the Company was in default of nonpayment of (i) the mortgage notes aggregating $11,456, and (ii) the equipment notes aggregating $9,284, as well as the breach of several loan covenants. The Company received a waiver of the defaults on the $7,800 mortgage note payable to Bryanston and on a $257 equipment note (see Note 16), through December 31, 1997. Accordingly, the mortgage note of $3,656 and the equipment notes aggregating $9,027 are reflected in current liabilities at December 31, 1996.

      At December 31, 1995, the Company was in default of (i) its mortgage notes aggregating $11,536 for nonpayment, (ii) the equipment notes aggregating $13,432 for the breach of several loan covenants and (iii) a capital lease of $745 for nonpayment. Certain loans payable, aggregating $3,655, went into default in 1996 due to nonpayment. The Company received a waiver of the default on the loan payable of $2,474 to Bryanston. Accordingly, the mortgage notes payable, equipment notes payable, capital lease and a certain loan payable of $1,181 were reflected in current liabilities at December 31, 1995.

                   ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except for per share data)

NOTE 8 -  ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES:

          At December 31, 1996 and 1995, accounts payable and other accrued expenses are comprised of the following:

                                                            1996           1995
                                                          -------        -------

        Construction                                      $ 1,121        $ 1,218
        Insurance financing                                   585          1,585
        Accrued professional fees                             983            851
        Accrued property taxes                                708            843
        Accrued interest                                    2,196            738
        Other                                               4,318          5,239
                                                          -------        -------

                                                          $ 9,911        $10,474
                                                          =======        =======

NOTE 9 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS:

      In September 1993, Alpha Hotel entered into a Service Agreement and an Expense Reimbursement Agreement with Bryanston. Under the Service Agreement, Alpha Hotel supplied services for the management of hotels and motels. Service fees were generated based upon a percentage of hotel and motel revenues, as defined in the respective agreements. Between 1994 and 1996, Alpha Hotel managed approximately fourteen to twenty hotels and motels. Pursuant to the terms of the Expense Reimbursement Agreement, the Company reimbursed Bryanston for direct payroll and related costs for use of certain office space and its share of office expenses. In December 1996, the Company sold 100% of the common stock of Alpha Hotel to Bryanston for $3,000 (see Note 14).

      In 1993, the Company entered into an agreement with a third party, under which the third party would provide marketing services. The agreement was for ten years and could be canceled by the Company after five years. In September 1995, the Company arranged for the early termination of the agreement. The funds required to terminate this agreement ($1,500) and to pay amounts due under the agreement through the date of the termination were settled by Bryanston and through the issuance of 96 shares of the Company's stock (see Note 11). Expenses incurred under this marketing agreement were $564 and $1,665 for the years ended December 31, 1995 and 1994, respectively.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)

NOTE 9 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED):

      The Company is obligated under a $20,000 non-revolving promissory note with Bryanston. The note, which bears interest at prime (8.25% at December 31, 1996) plus 2%, is payable at the lesser of the outstanding principal amount or $2,000 per annum through December 31, 1999. Beginning in 1996, interest is due and payable monthly and the 1995 interest accrued on the note ($503) is payable on the note's maturity date, December 2000. Additionally, commencing May 1, 1996 and for each of the next succeeding three years thereafter, the Company is required to make additional principal payments equal to "Available Cash Flow of Maker" as defined in the note. In June 1996, the Company issued 661 shares of its preferred stock in settlement of $19,165 of the note. As a result, the Company was charged a five percent transaction fee of $958, which was converted into 33 shares of the Company's preferred stock. Additionally, in December 1996, the Company was relieved of $306 (which includes accrued interest of $90) of the note, in partial consideration for Bryanston's purchase of Alpha Hotel (see Note 14). The outstanding principal balance at December 31, 1996 and 1995 is $1,746 and $17,361, respectively.

      The Company was obligated under an operating lease relative to real property located in Lakeshore, Mississippi. In August 1996, the Company was named as a defendant in an action brought in the United States District Court for the Southern District of Mississippi (Joseph R. Cure, Jr., Cynthia Cure Rutherford, Michael Cure and Susan Cure Gollot v. Alpha Gulf Coast, Inc.) for alleged past due and future accelerated rentals and other costs under this lease. Subsequent to December 31, 1996, the Company reached settlement terms with the plaintiffs (see Note 16). Rent expense under this lease for the years ended December 31, 1996, 1995 and 1994 was $800 (excluding a $541 settlement and early termination charge), $576 (including a $500 credit as a result of renegotiated lease terms), and $2,030, respectively.

      The Company was obligated under a tideland lease which provided for a mooring site for the Company's Lakeshore, Mississippi vessel. In December 1996, the State of Mississippi (State) terminated the lease for nonpayment of rent. The State offered to abate past due rents if the vessel is removed and the improvements to the leasehold are conveyed to the State. The State has allowed until March 31, 1997 (subsequently extended on a month to month basis) for removal of the vessel. Rent expense in 1996 was $96 and in 1995 and 1994 was $200 under this lease.

      The Company is obligated under other operating leases relative to real property and equipment.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)

NOTE 9 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED):

      Future aggregate minimum annual rental payments under all of these leases are as follows:

        Years ending December 31:
              1997                                                        $  796
              1998                                                           385
              1999                                                           358
              2000                                                           357
              2001                                                           362
        Thereafter                                                           729
                                                                          ------

                                                                          $2,987
                                                                          ======

      In January 1995, the Company, through its subsidiary, Alpha St. Regis, entered into a memorandum of understanding with Catskill Development, L.L.C. (Catskill) pursuant to which Alpha St. Regis is to participate in the development of, and thereafter manage, a casino to be built adjacent to the Monticello Raceway in Sullivan County, New York. It is intended that the casino will be owned by the St. Regis Mohawk Indian Tribe (Tribe) and will be located on land to be placed in trust for the benefit of the Tribe. The casino project is subject to approval by the U.S. Department of Interior, the National Indian Gaming Commission and the State of New York, as well as the execution of definitive agreements with the Tribe. As of December 31, 1996, the Company has contributed $734 toward the design, architecture and other costs of development plans for the casino. Under the memorandum of understanding, Catskill and Alpha St. Regis committed to enter into a definitive agreement on the terms established in the memorandum, but there can be no assurance that such an agreement will ever be consummated. Bryanston is a 25% member of Catskill.

      In 1996, Alpha St. Regis assigned its interest, under the memorandum of understanding with Catskill, to Alpha Monticello.

      The Company is obligated under an employment contract with a principal stockholder/officer. Under this agreement, the Company will accrue deferred compensation of $250 per year. The agreement is automatically renewable for successive twelve month periods, unless either party shall advise the other on ninety days written notice of his or its intention not to extend the term of the employment. In the event of termination of employment, the terminated officer will be retained to provide consulting services for two years at $175 per annum.

      In accordance with Mississippi law, the Company's casino licenses had initial terms of two years and would be subject to periodic renewal. In October 1995, the Company received renewals of their casino licenses through October 1997. In July 1996, the Company closed its Lakeshore casino and surrendered its casino license for that location. Failure to retain the Greenville license could have a material adverse effect on the Company's operations.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)

NOTE 9 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED):

      In October 1994, Alpha Gulf was named as a defendant in an action brought in the United States District Court for the Southern District of Mississippi (Susan E. Wolff, et al v. James C. Zamecnik, et al) on the theory of "liquor liability" for the service of alcohol to a customer, who subsequently was involved in an automobile collision with the Plaintiff. The Plaintiff also initiated a declaratory judgment action in the same court against Alpha Gulf and its insurance carriers seeking a determination as to the liability of such carriers under the insurance policies issued by the carriers to Alpha Gulf and the Company for any damages found against Alpha Gulf in the primary litigation up to the policy limits. The declaratory judgment action instituted by Plaintiff was dismissed in June 1996. In addition, a settlement has been reached between Plaintiff and Alpha Gulf's insurance carrier, with respect to the underlying personal liability action, in the amount of $5,125. The principal insurance carrier, which has paid the settlement, has asserted that Alpha Gulf has an obligation to reimburse it for payment of the settlement amount. This matter was settled in March 1997 (see Note 16).

      In January 1996, Alpha Gulf was named as a defendant in an action brought in the Circuit Court of Hinds County, Mississippi (Amos v. Alpha Gulf Coast, Inc.; Batiste v. Alpha Gulf Coast, Inc., Ducre v. Alpha Gulf Coast, Inc.; Johnston v. Alpha Gulf Coast, Inc,; Rainey v. Alpha Gulf Coast, Inc.). Based on the theory of "liquor liability" for the service of alcohol to a customer, Plaintiffs alleged that on January 16, 1995, a vehicle operated by Mr. Amos collided with a vehicle negligently operated by Mr. Rainey, an individual that was allegedly served alcoholic beverages by Alpha Gulf. Plaintiffs alleged that they suffered personal injuries and seek compensatory damages aggregating $17,100 and punitive damages aggregating $37,500. The ultimate outcome of this litigation cannot presently be determined, as this case is presently in the early phases of discovery. Accordingly, no provision for liability to the Company, that may result upon adjudication, has been made in the accompanying consolidated financial statements. The Company believes that the risk referred to in this paragraph is adequately covered by insurance.

      In December 1996, Alpha Gulf and the Company were named as defendants in an action brought in the United States District Court for the Southern District of New York (Bally Gaming, Inc. v. Alpha Hospitality Corp. and Alpha Gulf Coast, Inc.) for allegedly engaging in conduct which would impair the collateral held as security for certain financial obligations. Such conduct includes the failure to pay certain monetary obligations unrelated to the obligations secured by the collateral. Plaintiffs seek specific performance of particular actions that Plaintiffs believe are necessary to protect the collateral that secures the financial obligations, plus unspecified damages and attorney's fees, among other things. The ultimate outcome of this case cannot presently be determined, as it is in its preliminary stages.

      The Company is a party to various other legal actions which arise in the normal course of business. In the opinion of the Company's management, the resolution of these other matters will not have a material adverse effect on the financial position of the Company.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)

NOTE 9 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED):

      In January 1995, the Company entered into an agreement to acquire all the outstanding common stock of Doc Holliday, Inc. (Doc Holliday), the owner and operator of a casino in Central City, Colorado. In May 1996, the Company terminated its stock acquisition agreement with Doc Holliday.

NOTE 10 - AMOUNTS DUE UNDER REDEMPTION AGREEMENT:

      The amounts due under redemption agreement (see Note 7) are adjusted for changes in the market value of the Company's underlying common stock, not to exceed the original debt incurred, until the common stock is sold by the unrelated party.

      At December 31, 1996, the amounts due under the redemption agreement is $1,739, which includes $286 of accrued interest, resulting from the decrease in the fair market value of the 696 shares of the Company's common stock in escrow at December 31, 1996 ($1.44) and the price at the date of the escrow agreement ($3.50).

NOTE 11 - STOCKHOLDERS' EQUITY:

      In December 1994, the Company issued 625 shares of its preferred stock in settlement of $8,284 due Bryanston, which included $349 of accrued interest. In November 1995, the Company converted the 625 shares of preferred stock to 1,250 shares of common stock in a 2 for 1 exchange.

      In November 1994, the Company entered into an agreement with a third party to settle $559 owed pursuant to a marketing agreement by issuing 96 shares of its common stock. The third party was given a put option which was exercisable during the thirty day period commencing one year from the date of the agreement at $6.50 per share. The common stock was recorded at $5.80 per share, its fair value at the issuance date. The carrying amount was periodically increased for the amount which would be payable upon redemption. The accretion to the carrying amount of $51 and $6 in 1995 and 1994, respectively, was determined using the straight-line method (which did not materially differ from the interest method) and resulted in a corresponding decrease to capital in excess of par value. In October 1995, the third party exercised their put option, purchased 96 shares of common stock for $616, and subsequently sold the shares to Bryanston.

      In consideration for 1995 services provided to the Company, the Company issued options to a third party with a fair value of $90.

      In 1995, the Company issued 783 shares related to the CCG acquisition (see
      Note 3).

      In consideration for 1995 services provided to the Company, the Company issued 348 shares to Bryanston, with a fair value of $1,600 in 1996 (such shares are included in common stock subscribed at December 31, 1995).

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)

NOTE 11 - STOCKHOLDERS' EQUITY (CONTINUED):

      In 1996, the Company issued 701 shares, to be held in escrow, related to certain restructured equipment notes (see Note 7) and 75 shares related to a convertible promissory note (see Note 5).

      In June 1996, the Company issued 661 and 42 shares, respectively, of its preferred stock, in settlement of $19,165 and $1,222, respectively, of its unsecured debt with Bryanston and an unrelated third party (see Notes 7 and 9). The Company was charged a five percent transaction fee of $1,019, which was converted into 35 shares of the Company's preferred stock. The conversion rate was based on the fair market value of the Company's common stock at the date of conversion ($3.625). Each preferred share is convertible into eight shares of the Company's common stock after December 31, 1996 and carries voting rights of one vote per preferred share. The preferred stock also carries a dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within thirty days of the end of each fiscal year. In such event, the dividend will be payable in common stock. As of March 21, 1997, the dividend has not been paid. Accordingly, the Company is obligated to declare a stock dividend of approximately 968 shares.

      In December 1996, the Company's Board of Directors approved to increase the total number of common stock that the Company shall have the authority to issue from 17,000 shares to 25,000 shares.

NOTE 12 - STOCK OPTIONS AND WARRANTS:

      In June 1993, the Company's Board of Directors adopted the 1993 Stock Option Plan (Plan) providing for incentive stock options ("ISO's") and non-qualified stock options (NQSO's). The Company has reserved 900 shares of common stock for issuance upon the exercise of options to be granted under the plan. The exercise price of an ISO or NQSO will not be less than 100% of the fair market value of the Company's common stock at the date of the grant. The Company granted options to purchase an aggregate of 385 shares of common stock at an exercise price of $3.25 through December 31, 1995. In addition, effective December 1993, the Company granted options to purchase an aggregate of 24 shares of common stock at an exercise price of $11.50. In September 1994, the Company granted to a director, options to purchase 50 shares of its common stock at an exercise price of $5.00, which can be exercised any time up to October 1, 1999. The maximum term of each option granted under the plan is ten years, however, options granted to an employee owning greater than 10% of the Company's common stock will have a maximum term of five years. As of December 31, 1996 and 1995, no options under this plan were exercised.

      In October 1993, the Company entered into an option agreement with an unrelated third party whereby the unrelated third party received an option, expiring on October 31, 1998, to purchase 600 shares of the Company's common stock at an exercise price of $14 per share. As of December 31, 1996 and 1995, the option was not exercised.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)

NOTE 12 - STOCK OPTIONS AND WARRANTS (CONTINUED):

      In conjunction with its November 1993 initial public offering, the Company issued 863 redeemable common stock purchase warrants at $.10 per warrant. Each warrant entitled the holder to purchase one share of common stock at the exercise price of $12.00, commencing November 1993 until November 1998. As of December 31, 1996 and 1995, no warrants were exercised.

      In December 1995, the Company granted to Bryanston an option to acquire 348 shares of the Company's common stock at an exercise price per share equal to the closing NASDAQ bid price as of December 4, 1995 ($5.375 per share). The option expires on December 4, 2000. As of December 31, 1996 and 1995, the option was not exercised.

      The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Company's Plan. Had compensation cost for the Company's Plan been determined based on the fair value at the grant date of awards in the years ending December 31, 1996 and 1995 consistent with the provisions of SFAS 123, the Company's net loss from continuing operations and net loss per common share from continuing operations would have been increased to the pro forma amounts indicated below:

                                                          1996          1995
                                                       ----------    ----------

        Loss from continuing operations, as reported   $  (26,309)   $  (19,344)
        Loss from continuing operations, pro forma        (26,634)      (19,370)
        Loss per common share from continuing
         operations, as reported                            (1.98)        (1.82)
        Loss per common share from continuing
         operations, pro forma                              (2.01)        (1.82)

      Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: risk-free interest rates of six percent; no dividend yields; option life of five years; and expected volatility of eighty percent.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)

NOTE 13 - INCOME TAXES:

      The Company and all of its subsidiaries file a consolidated federal income tax return. Income tax expense is allocated pursuant to the separate tax return attributes of each subsidiary. At December 31, 1996 and 1995 , the Company's deferred federal income tax asset is comprised of the tax benefit (cost) associated with the following items based on the 35% tax rate currently in effect:

                                                                    1996          1995
                                                                  --------      --------
        Pre-opening costs expensed for financial reporting
         and amortized over five years for tax purposes           $    984      $  1,477
        Net operating loss carryforwards                            14,153        10,376
        Depreciation                                                  (805)          408
        Differences between financial and tax bases of assets
         and liabilities                                               990        (3,833)
        Other                                                          171           101
                                                                  --------      --------

        Deferred income tax asset                                   15,493         8,529
        Valuation allowance                                        (15,493)       (8,529)
                                                                  --------      --------

                                                                  $   --            --
                                                                  ========      ========

      For the year ended December 31, 1994, the federal statutory tax rate and the Company's effective rate differs due to the reversal of the entire deferred income tax asset recorded at December 31, 1993.

      The Company has available for federal income tax purposes, a net operating loss carryover of approximately $40,438 of which $883, $7,407, $21,354 and $10,794 will expire in the years 2008, 2009, 2010 and 2011, respectively.

NOTE 14 - DISCONTINUED OPERATIONS:

      On December 31, 1996, the Company sold its hotel management subsidiary, Alpha Hotel, to Bryanston for $3,000 and realized a $2,849 gain after tax. Such transaction resulted in a reduction of the Company's debts to Bryanston (see Notes 7 and 9). Summary operating results of discontinued operations, excluding the above gain, for the three years ended December 31, 1996 are as follows:

                                                            1996       1995       1994
                                                           ------     ------     ------
        Net sales                                          $1,992     $2,863     $2,835
        Cost of sales                                       1,347      1,512      1,710
                                                           ------     ------     ------

        Income from operations of discontinued hotel
        management segment, before intercompany charge     $  645     $1,351     $1,125
                                                           ======     ======     ======

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)

NOTE 14 - DISCONTINUED OPERATIONS: (continued)

      The net assets of Alpha Hotel, included in the December 31, 1995 consolidated balance sheet, are summarized as follows:

        Current assets                                                    $ 419

        Current liabilities                                                 (20)

        Other long-term liabilities, net                                   (219)
                                                                          -----
        Net assets                                                        $ 180
                                                                          =====

NOTE 15 - CONTINUING OPERATIONS:

     The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant losses from operations and has a working capital deficit of $29,810 and an accumulated deficit of $55,949 at December 31, 1996. In addition, the Company was not in compliance with certain long-term debt covenants, therefor require the obligations be classified current liabilities.

     Management of the Company recognizes that these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include continuing to operate the Greenville Casino profitably, sell certain assets located in Lakeshore, develop future casino locations in Missouri and New York and continue to reduce and monitor operating expenses. Accordingly, the Company's ability to continue as a going concern is dependent upon its ability to develop working capital, attain future profitable operations and meet its creditors' demands. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 16 - SUBSEQUENT EVENTS:

      In March 1997, the Company received a waiver through December 31, 1997 on an equipment note of $257 (see Note 7).

      On March 12, 1997, the Company sold 571 shares of its $.01 par value common stock for $1,000.

      In March 1997, the Company entered into a renewal and extension agreement related to its $500 revolving line of credit, whereby the Company received an extension through June 1997 (see Note 6).

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)

NOTE 16 - SUBSEQUENT EVENTS (CONTINUED):

      In March 1997, the Company reached settlement terms in an action brought against it for alleged past due and future accelerated rentals (see Note
      9). In the settlement, the Company will pay $500 at closing and $1,200 in the form of a three year, 10% note payable quarterly (see Note 7). The note will be secured by assignment of an interest in the mortgage note payable to Bryanston. Additionally, the Company will have the option to buy out the remaining obligations at reduced principal amounts at accelerated dates, as specified in the settlement agreement. The settlement and early termination of the operating lease resulted in a $541 charge to operations for the year ended December 31, 1996.

      As of March 21, 1997, the Company and the principal insurance carrier reached a settlement on the Wolff case whereby each party will give a general and final release discharging all claims that each may have against the other.

      As of March 21, 1997, Bryanston has advanced $850 to the Company pursuant to a non-revolving promissory note.

                                                                   SCHEDULE VIII
                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                               VALUATION ACCOUNTS
                  Years Ended December 31, 1996, 1995 and 1994
                    (In thousands, except for per share data)

                                Additions
                                -----------
                                Balance at Charged to  Charged               Balance
                                Beginning  Cost and     to Other             at End
       Description              of Year    Expenses    Accounts   Deductions of Year
       -----------              -------    --------    --------   ---------- -------
Year Ended December 31, 1994:
  Allowance for doubtful
   accounts                       $--       $ 35        $--          $--        $ 35

Year Ended December 31, 1995:
  Allowance for doubtful
   accounts                       $ 35      $255        $ 64(A)      $--        $354

Year Ended December 31, 1996
  Allowance for doubtful
   accounts                       $354      $211        $--          $ 38       $527

(A) Assumed in conjunction with the October 1995 acquisition of the Cotton Club of Greenville, Inc.


                                       S-1


      6. The following subsequent events have been properly disclosed in the consolidated financial statements: