Form 10-K405/A
period 1996-12-31
ALPHA HOSPITALITY CORP
filed 1997-04-01
CIK 906780

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                                      ALPHA HOSPITALITY CORPORATION

                                      By: /s/ Stanley S. Tollman
                                          --------------------------------------
                                             Stanley S. Tollman
                                      Title: Chairman of the Board and
                                             Co-Chief Executive Officer

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