Form 10-Q
period 1997-03-31
ALPHA HOSPITALITY CORP
filed 1997-05-15
CIK 906780

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                  FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1997


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


Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes [X]    No [ ]


                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 13, 1997.

           Class

           Common Stock, $0.01 par value 14,049,325 shares

                        ALPHA HOSPITALITY CORPORATION
                                     INDEX


PART I                   FINANCIAL INFORMATION                     PAGE NO.
            -------------------------------------------------      --------
Item 1.     Financial Statements

            Consolidated Balance Sheets March 31, 1997
            (Unaudited) and December 31, 1996                            1

            Consolidated Statements of Operations Three
            Months Ended March 31, 1997 and 1996 (Unaudited)             2

            Consolidated Statements of Cash Flows Three Months
            Ended March 31, 1997 and 1996 (Unaudited)                  3-4

            Notes to Consolidated Financial Statements (Unaudited)    5-11

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      12-14




PART II                  OTHER INFORMATION
            -------------------------------------------------
Item 1.     Legal Proceedings                                           15

Item 3.     Default upon Senior Securities                              15

            Signatures                                                  16


         All items which are not applicable or to which the answer is negative have been omitted from this report.

                ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                 March 31,       December 31,
                                                   1997              1996
                                                -----------      ------------
                                                (Unaudited)

                        ASSETS
CURRENT ASSETS:
    Cash, including restricted cash of
    $270 in 1996                                $      753       $     1,350
    Accounts receivable, less allowance for
    doubtful accounts of $553 and $527 in
    1997 and 1996, respectively                         83                73
    Inventories                                        274               297
    Prepaid insurance                                  427               615
    Other current assets                               438               195
                                                ----------       -----------
       Total current assets                          1,975             2,530

PROPERTY AND EQUIPMENT, less accumulated
    depreciation and amortization of $18,739 and
    $17,475 in 1997 and 1996, respectively          38,435            39,660
OTHER ASSETS, deposits and other                     1,926             1,764
                                                ----------       -----------
                                                $   42,336       $    43,954
                                                ==========       ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt        $   14,366       $    14,528
    Notes payable                                    2,394             2,400
    Accounts payable and other accrued expenses      8,515             9,911
    Accrued payroll and related liabilities          3,627             3,755
    Due to affiliate, current maturity               2,495             1,746
                                                ----------       -----------
       Total current liabilities                    31,397            32,340
                                                ----------       -----------
LONG-TERM DEBT, less current maturities              7,519             7,866
                                                ----------       -----------

DUE TO AFFILIATE, less current maturity,
    including accrued interest of $503                 503               503
                                                ----------       -----------
AMOUNT DUE UNDER REDEMPTION AGREEMENT,
    including accrued interest of $324 and
    $285 in 1997 and 1996, respectively              1,062             1,739
                                                ----------       -----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 par value,
      authorized 1,000 shares, 738 issued                7                 7
    Common stock, $.01 par value, 25,000 shares
      authorized, 14,049 and 13,478 shares issued
      in 1997 and 1996, respectively                   140               135
    Capital in excess of par value                  58,511            56,778
    Accumulated deficit                            (56,803)          (55,414)
                                                ----------       -----------
       Total stockholders' equity                    1,855             1,506
                                                ----------       -----------
                                                $   42,336       $    43,954
                                                ==========       ===========

         See accompanying notes to consolidated financial statements

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                (in thousands, except  for per share data)


                                                      Three Months Ended
                                                         March  31,
                                                   1997              1996
                                                ---------         ----------

REVENUES:
    Casino                                      $   8,063         $   12,837
    Food and beverage, retail and other               201                381
                                                ---------         ----------
       Total revenues                               8,264             13,218
                                                ---------         ----------
COSTS AND EXPENSES:
    Casino                                          2,950              5,466
    Food and beverage, retail and other               145                265
    Selling, general and administrative             4,236              7,003
    Interest                                          767              1,372
    Depreciation and amortization                   1,264              1,802
    Development costs                                 291                268
                                                ---------         ----------
       Total costs and expenses                     9,653             16,176
                                                ---------         ----------
LOSS FROM CONTINUING OPERATIONS                    (1,389)            (2,958)

DISCONTINUED OPERATIONS,
    Income from operations of discontinued
      hotel management segment                          -                130
                                                ---------         ----------
NET LOSS                                        $  (1,389)        $   (2,828)
                                                =========         ==========
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                    13,605             12,702
                                                =========         ==========

EARNINGS (LOSS) PER COMMON SHARE
    From continuing operations. . . . . . . .   $   (0.10)        $    (0.23)
    From discontinued operations. . . . . . .   $       -         $      .01
                                                ---------         ----------
NET LOSS                                        $.  (0.10)        $    (0.22)
                                                =========         ==========



        See accompanying notes to consolidated financial statements

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)


                                                         Three Months Ended
                                                              March 31,
                                                         1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:                 ---------     ----------

    Net Loss                                          $ (1,389)     $  (2,828)
    Adjustments to reconcile net loss to              --------      ---------
    net cash used in operating activities:
       Depreciation and amortization                     1,264          1,802
       Changes in operating assets and
       liabilities:
         (Increase) decrease in accounts receivable        (10)            72
         Decrease in inventories                            23             44
         Decrease in prepaid insurance                     188            717
         (Increase) decrease in other current assets      (243)           300
         Decrease in accounts payable and other
              accrued expenses                          (1,358)        (1,052)
         Increase (decrease) in accrued payroll and
         related liabilities                              (128)           773
                                                      --------      ---------
              Total adjustments                           (264)         2,656
                                                      --------      ---------
NET CASH USED IN OPERATING ACTIVITIES                   (1,653)          (172)
                                                      --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                    (39)        (1,086)
    Payments for deposits and other assets                (162)           (39)
                                                      --------      ---------
NET CASH USED IN INVESTING ACTIVITIES                     (201)        (1,125)
                                                      --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from affiliate                                749          2,053
    Proceeds from stock sold pursuant to
      escrow agreement                                      23            158
    Proceeds from sale of common stock                   1,000              -
    Payments on notes payable                               (6)          (135)
    Payments on long-term debt                            (509)          (490)
                                                      --------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                1,257          1,586
                                                      --------      ---------
NET INCREASE (DECREASE) IN CASH                           (597)           289

CASH, beginning of period                                1,350          2,316
                                                      --------      ---------
CASH, end of period                                   $    753      $   2,605
                                                      ========      =========


       See accompanying notes to consolidated financial statements

               ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                                  (Unaudited)
                                (in thousands)

                                                        Three  Months Ended
                                                             March  31,
                                                        1997           1996
                                                      -------       ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION, cash paid for interest during
    the period                                        $   348       $   1,064
                                                      =======       =========
SUPPLEMENTAL SCHEDULES OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

    Increase (decrease) in amount due under
       redemption agreement, including accrued
       interest of $324 and $112 in 1997 and
       1996 respectively                              $  (677)      $     463
                                                      =======       =========
    Common stock issued for payment of long-
       term debt                                      $     -       $   2,454
                                                      =======       =========


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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

Financial Statements - The accompanying unaudited consolidated financial statements of Alpha Hospitality Corporation and subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principals. All adjustments which are of a normal and recurring nature and, in the opinion of management, necessary for a fair presentation have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1996, included in the Form 10-K.

Operations and Principles of Consolidation - The accompanying statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Loss Per Common Share - Loss per common share is based on the weighted average number of shares outstanding. The Company's outstanding stock options and warrants are excluded in the computation since they would have an antidilutive effect on loss per common share. Certain shares (686) being held in escrow are included in this calculation.

Promotional Allowances - Revenues do not include the retail amount of food and beverage of approximately $919 and $1,066 provided gratuitously to customers, for the three months ended March 31, 1997 and 1996, respectively.

Impairment of Long-lived Assets- The Company periodically reviews the carrying value of certain of its long-lived assets in relation to historical results, as well as management's best estimate of future trends, events and overall business climate. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would then estimate the future cash flows (undiscounted and without interest charges). If such future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.

Reclassifications - Certain amounts have been reclassified in 1996 to conform to the 1997 presentation.

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                               (in thousands)



NOTE 3 - PROPERTY AND EQUIPMENT

Details of property and equipment at March 31, 1997 and December 31, 1996 are as follows:

                                                   1997            1996
                                               -----------      -----------
       Land and building . . . . . . . . . .   $       214      $       214
       Boat, barge and improvements. . . . .        24,261           24,261
       Leasehold and improvements. . . . . .        14,232           14,215
       Gaming equipment. . . . . . . . . . .        10,242           10,221
       Furniture, fixtures and equipment . .         7,415            7,414
       Transportation equipment. . . . . . .           810              810
                                               -----------      -----------
                                                    57,174           57,135
       Less accumulated depreciation
         and amortization . . . . . . . . . .       18,739           17,475
                                               -----------      -----------
                                               $    38,435      $    39,660
                                               ===========      ===========


Included in property and equipment at March 31, 1997 and December 31, 1996 is approximately $1,225 related to assets recorded under capital leases. Included in accumulated depreciation and amortization at March 31, 1997 and December 31, 1996 was approximately $535 and $498, respectively, of amortization related to assets recorded under capital leases.


NOTE 4 - NOTES PAYABLE

Notes payable at March 31, 1997 and December 31, 1996 are comprised of the following:

                                            Interest
                                              Rates          1997       1996
 Notes payable to Bryanston and
 former Cotton Club stockholders
 of which $394 are non-
 interest bearing. . . . . . . . . . . .       10%          1,876      1,885

 Revolving line of credit of $500
 with payments of principal and
 interest due June 1997,
 collateralized by cash advances . . . .       25%            500        497

       Other . . . . . . . . . . . . .      Various            18         18
                                                          -------    -------
                                                          $ 2,394    $ 2,400


At March 31, 1997, the Company was in default of its notes payable to affiliates. The Company received a waiver of the default through December 31, 1997, of the Bryanston notes aggregating $1,399.

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                (in thousands)

NOTE 5 - LONG-TERM DEBT

Long-term debt at March 31, 1997 and December 31, 1996 is comprised of the following:

                                        Interest
                                          Rates        1997          1996
Mortgage note payable, Bryanston,       --------     --------      --------
principal and interest due monthly
through November 1998, collateralized
by the barge and certain other asset       10%       $  7,800      $  7,800

Mortgage note payable in monthly
installments of $70 plus interest at
30-day commercial paper rate (5.6% at
March 31, 1997) plus 3.5% adjusted
quarterly, collateralized by the boat
and improvements                            9%          3,656         3,656

Equipment notes payable monthly
through November 1999 and
collateralized by certain assets        11-14%          8,846         9,284

Note payable quarterly through
March 2000 and secured by
assignment of interest in the
mortgage note payable to Bryanston         10%          1,200         1,200

Capitalized lease obligations,
payable monthly, expiring in
various years through 2001              10-15%            353           386

Other                                    7-11%             30            68
                                                     ---------     --------
                                                        21,885       22,394

Less current portion                                    14,366       14,528
                                                     ---------     --------
                                                     $   7,519     $  7,866
                                                     =========     ========

               ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                              (in thousands)


NOTE 5 - LONG-TERM DEBT - (Continued)

Aggregate future required principal payments are approximately as follows:


    Years ending March 31:
       1998. . . . . . . . . . . . . . . . . .      $      14,366
       1999. . . . . . . . . . . . . . . . . .              6,931
       2000. . . . . . . . . . . . . . . . . .                493
       2001. . . . . . . . . . . . . . . . . .                 93
       2002. . . . . . . . . . . . . . . . . .                  1
       Thereafter. . . . . . . . . . . . . . .                  1
                                                    -------------
                                                    $      21,885
                                                    =============

In March 1997, the Company settled in an action brought against it for alleged past due and future accelerated rentals in connection with its Lakeshore, Mississippi, ground lease (see Note 7). In the settlement, the Company paid $500 at closing and $1,200 in the form of a three year, 10% note payable quarterly. The note will be secured by assignment of an interest in the mortgage note payable to Bryanston. Additionally, the Company will have the option to buy out the remaining obligations at reduced principal amounts at accelerated dates, as specified in the settlement agreement.

In October 1995, the Company restructured certain equipment notes, aggregating approximately $9,000, with unrelated parties, whereby, the Company will pay approximately $6,500 in forty-eight monthly installments of $166 (which includes interest of 10% per annum) commencing December 15, 1995. The balance of approximately $2,500 bears interest at 10% annum, is due on November 15, 1999, and may either be partially or fully repaid, pursuant to an escrow agreement from the net proceeds of the sale of 686 shares of the Company's common stock held in escrow. To the extent that the net proceeds exceeds $2,500 plus accrued interest ($324 at March 31, 1997), the excess will be applied to the $6,500 portion of the debt. However, if the net proceeds are less than the $2,500 plus accrued interest, then the Company will be required to remit the balance due at maturity (see Note 8). The escrow agreement provides for the unrelated party to have full voting rights pertaining to the escrowed shares and the right to sell any or all of the shares. The Company has the right of first refusal to purchase the shares that the unrelated party desires to sell. The debt is collateralized by the Company's barge and certain gaming equipment.

At March 31, 1997, the Company was in default of nonpayment for (I) the mortgage notes aggregating $11,456, and (ii) the equipment notes aggregating $8,846, as well as the breach of several loan covenants. The Company received a waiver of the defaults on the $7,800 mortgage note payable to Bryanston and on the $257 equipment note through March 31, 1998. Accordingly, the mortgage note of $3,656 and the equipment notes aggregating $8,589 are reflected in current liabilities at March 31, 1997.


NOTE 6 - ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses are comprised of the following:


                                                 March 31       December 31
                                                   1997            1996
                                               -----------      -----------
       Construction. . . . . . . . . .         $       957      $     1,121
       Insurance financing . . . . . .                  19              585
       Accrued professional fees . . .                 746              983
       Accrued property taxes. . . . .                 321              708
       Accrued interest. . . . . . . .               2,615            2,196
       Other . . . . . . . . . . . . .               3,857            4,318
                                               -----------      -----------
                                               $     8,515      $     9,911
                                               ===========      ===========

                ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                               (in thousands)


NOTE 7 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

The Company is obligated under a $20,000 non-revolving promissory note with Bryanston. The note, which bears interest at prime (8.50% at March 31, 1997) plus 2%, is payable at the lesser of the outstanding principal amount or $2,000 per annum through December 31, 1999. Beginning in 1996, interest is due and payable monthly and the 1995 interest accrued on the note ($503) is payable on the notes maturity date, December 2000. Additionally, commencing May 1, 1996, and for each of the next succeeding three years thereafter, the Company is required to make additional principal payments equal to "Available Cash Flow of Maker" as defined in the note. The outstanding principal balance at March 31, 1997 and December 31, 1996 is $2,495 and $1,746, respectively.

The Company was obligated under an operating lease relative to real property located in Lakeshore, Mississippi. In August 1996, the Company was named as a defendant in an action brought in The United States District Court for The Southern District of Mississippi (Joseph R. Cure, Jr., Cynthia Cure Rutherford, Michael Cure and Susan Cure Gollot v. Alpha Gulf Coast, Inc.) for alleged past due and future accelerated rentals and other costs under this lease. In March 1997, the Company reached settlement terms with the plaintiffs (see Note 5).

The Company was obligated under a tideland lease which provided for a mooring site for the Company's Lakeshore, Mississippi vessel. In December 1996, the State of Mississippi (State) terminated the lease for nonpayment of rent.
The State offered to abate past due rents if the vessel is removed and the improvements to the leasehold are conveyed to the State. The State allowed until March 31, 1997 for the removal of the vessel and subsequently extended such arrangement on a month to month basis.

The Company is obligated under other operating leases relative to real property and equipment.

In January 1995, the Company, through its subsidiary, Alpha St. Regis, entered into a memorandum of understanding with Catskill Development, L.L.C. (Catskill) pursuant to which Alpha St. Regis is to participate in the development of, and thereafter manage, a casino to be built adjacent to the Monticello Raceway in Sullivan County, New York. Subsequently, Alpha St. Regis assigned its interest with Catskill Development, L.L.C. to Alpha Monticello, Inc. It is intended that the casino will be owned by the St. Regis Mohawk Indian Tribe (Tribe) and will be located on land to be placed in trust for the benefit of the Tribe. The casino project is subject to approval by the U.S. Department of Interior, the National Indian Gaming Commission and the State of New York, as well as the execution of definitive agreements with the Tribe. As of March 31, 1997, the Company has contributed $734 toward the design, architecture and other costs of development plans for the casino. Under the memorandum of understanding, Catskill and Alpha Monticello, Inc. committed to enter into a definitive agreement of the terms established in the memorandum, but there can be no assurance that such an agreement will ever be consummated. Bryanston is a 25% member of Catskill.

The Company is obligated under an employment contract with its chief executive officer. Under this agreement, the Company will accrue deferred compensation of $250 per year. The agreement is automatically renewable for successive twelve month periods, unless either party shall advise the other on ninety days written notice of his or its intention not to extend the term of the employment. In the event of termination of employment, the terminated officer will be retained to provide consulting services for two years at $175 per annum.

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

               ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                (in thousands)

NOTE 7 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS -
         (Continued)

In January 1996, Alpha Gulf was named as a defendant in an action brought in the Circuit Court of Hinds County, Mississippi (Amos v. Alpha Gulf Coast, Inc.; Batiste v. Alpha Gulf Coast, Inc.; Ducre V. Alpha Gulf Coast, Inc.; Johnston v. Alpha Gulf Coast, Inc.; Rainey v. Alpha Gulf Coast, Inc.).
Based on the theory of "liquor liability" for the service of alcohol to a customer, Plaintiffs alleged that on January 16, 1995, a vehicle operated by Mr. Amos collided with a vehicle negligently operated by Mr. Rainey, an individual that was allegedly served alcoholic beverages by Alpha Gulf. Plaintiffs alleged that they suffered personal injuries and seek compensatory damages aggregating $17,100 and punitive damages aggregating $37,500. The ultimate outcome of this litigation cannot presently be determined, as this case is presently in the early phases of discovery. Accordingly, no provision for liability to the Company, that may result upon adjudication, has been made in the accompanying consolidated financial statements. The Company believes that the risk referred to in this paragraph is adequately covered by insurance.

In December 1996, Alpha Gulf and the Company were named as defendants in an action brought in the United States District Court for the Southern District of New York (Bally Gaming, Inc. v. Alpha Hospitality Corp. and Alpha Gulf Coast, Inc.) for allegedly engaging in conduct which would impair the collateral held as security for certain financial obligations. Such conduct includes the failure to pay certain monetary obligations unrelated to the obligations secured by the collateral. Plaintiffs seek specific performance of particular actions that Plaintiffs believe are necessary to protect the collateral that secures the financial obligations, plus unspecified damages and attorney's's fees, among other things. The ultimate outcome of this case cannot presently be determined, as it is in its preliminary stages.

The Company is a party to various other legal actions which arise in the normal course of business. In the opinion of the Company's management, the resolution of these other matters will not have a material adverse effect on the financial position and results of operations of the Company.


NOTE 8 - AMOUNT DUE UNDER REDEMPTION AGREEMENT

The amounts due under the redemption agreement (see Note 5) are adjusted for changes in the market value of the Company's underlying common stock, not to exceed the original debt incurred, until the common stock is sold by the unrelated party.

At March 31, 1997, and December 31, 1996, the amounts due under the redemption agreement are $1,062 and $1,739, respectively, which includes
$324 and $285, respectively, of accrued interest, resulting from the decrease in the fair market value of the 686 shares of the Company's common stock in escrow at March 31, 1997, and the price at the date of the escrow agreement.


NOTE 9 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity during the three months ended March 31, 1997, include the net loss of $1,389, a sale on March 12, 1997 of 571 shares of the Company's $.01 par value common stock for $1,000, common stock sold under the redemption agreement for $23 and a decrease in the amount due under the redemption agreement (see Note 8) of $715.

The Company's preferred stock carries a dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each fiscal year. In such event, the dividend will be payable in common stock. As of May 13, 1997, the dividend has not been paid. Accordingly, the Company is obligated to declare a stock dividend of approximately 630 shares.

               ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                               (in thousands)


NOTE 10 - INCOME TAXES

The Company and all of its subsidiaries file a consolidated federal income tax return. Income tax expense is allocated pursuant to the separate tax attributes of each subsidiary. At March 31, 1997 and December 31, 1996, the Company's deferred federal tax asset is comprised of the tax benefit (cost) associated with the following items based on the 35% tax rate currently in effect (dollars in thousands):


                                                    March 31,   December 31,
                                                      1997          1996
                                                    --------      --------
Pre-opening costs currently deducted
   for financial reporting and amortized
   over 5 years for tax purposes                    $    835      $    984
Net operating loss carry forward                      14,639        14,153
Differences between financial and tax
   depreciation methods                                 (750)         (805)
Differences between financial and tax
   basis of assets and liabilities                       900           990
Other                                                    195           171
                                                    --------      --------
Deferred tax asset                                    15,819        15,493
Valuation allowance on deferred tax asset            (15,819)      (15,493)
                                                    --------      --------
                                                    $      -      $      -
                                                    ========      ========


The Company has available for federal income tax purposes, a net operating loss carryover of approximately $41,827 expiring in the years 2008 through 2012.


NOTE 11 - DISCONTINUED OPERATIONS

On December 31, 1996, the Company sold its hotel management subsidiary, Alpha Hotel Management Company, Inc., to Bryanston. Summary operating results of discontinued operations for the three months ended March 31, 1996 are as follows:


    Net Sales . . . . . . . . . . . . . . . . . . . .      $    450
    Cost of sales . . . . . . . . . . . . . . . . . .           320
                                                           --------
    Income from operations of discontinued hotel
    management segment, before intercompany charges .      $    130
                                                           ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         (in thousands)


Results of Operations - Casinos
    Results of Operations - Alpha Gulf

The following table sets forth the statements of operations before intercompany charges for Alpha Gulf's casino operations, located in Greenville, Mississippi, for the three months ended March 31, 1997 and 1996:


                                                         Three Months
                                                        Ended March 31,
                                                      1997           1996
                                                   --------       ----------
       Revenues:
         Casino  . . . . . . . . . . . . . .       $  8,063       $    9,562
         Food, beverage and other. . . . . .            201              276
                                                   --------       ----------
            Total revenues . . . . . . . . .          8,264            9,838
                                                   --------       ----------
       Operating expenses:
         Casino  . . . . . . . . . . . . . .          2,950            3,532
         Food, beverage and other. . . . . .            145              181
         Selling, general and administrative          3,871            4,229
                                                   --------       ----------
            Total operating expenses . . . .          6,966            7,942
                                                   --------       ----------
       Income from operations. . . . . . . .          1,298            1,896
                                                   --------       ----------
       Other expenses:
         Interest . . . . . . . . . . . . ..            488              510
         Depreciation and amortization . . .          1,264            1,229
                                                   --------       ----------
            Total other expenses . . . . . .          1,752            1,739
                                                   --------       ----------
       Income (loss) before intercompany
           charges                                 $   (454)      $      157
                                                   ========       ==========


Three Months Ended March 31, 1997 and 1996:

Alpha Gulf generated revenues of $8,264 and $9,838 in 1997 and 1996, respectively. Casino revenues were $8,063 and $9,562 in 1997 and 1996, respectively. Food, beverage and other revenues were $201 and $276 in 1997 and 1996, respectively. This decrease in revenues was primarily due to the high water experienced in March as a result of flooding on the Ohio River earlier in the month. This high water severely reduced customer travel and parking for all three Greenville casinos. As a result the Greenville gaming revenues for the month of March were $474 less than March of 1996, and accordingly Alpha Gulf experienced $208 less in gaming revenues. In addition, the third gaming vessel, that opened in November 1996, has diluted the existing gaming market without having any significant impact on expanding the Greenville gaming market. The decrease in all other revenues is directly related to the reduction in casino patron traffic.

Alpha Gulf's casino operating expenses were $2,950 and $3,532, (approximately 37% of casino revenues for each period ) in 1997 and 1996, respectively. Food, beverage and other expenses were $145 and $181 (approximately 72% and 66% of food, beverage and other revenues) in 1997 and 1996, respectively. The decrease in casino expenses was due to reduced payroll and related expenses of $230 resulting from management's personnel efficiencies that were implemented during the second quarter of 1996 and a reduction in expenses of $352 due to the reduced gaming revenue.

Food and beverage revenues do not include the retail value of food and beverage of approximately $920 and $1,066 provided gratuitously to customers in 1997 and 1996, respectively.

The reduction of food, beverage and other costs are primarily attributable to the reduced volume of food, beverage and other revenues.

Selling, general and administrative expenses consists of payroll and related benefits of approximately $1,394 and $1,429, marketing and advertising of approximately $1,447 and $1,590, occupancy costs of approximately $612 and $608 and operating expenses of $418 and $602 in 1997 and 1996, respectively. The reduced payroll and related costs of $35 and operating expenses of $184 was a direct result of management's cost-cutting measures completed during the second quarter of 1996. The $143 decrease in marketing and advertising was the result of management's target marketing towards specific casino customer groups. Occupancy costs were consistent from 1996 to 1997 with an increase of $4.

Interest expense was primarily related to the first mortgage on the gaming vessel, equipment financing and various capitalized leases. The decrease of $22 in 1997 when compared to 1996 is attributable to a reduction of the principal outstanding on certain equipment notes payable.

Depreciation and amortization was $1,264 and $1,229 in 1997 and 1996, respectively. The increase was a direct result of an increase in capital expenditures related to the relocation of the gaming vessel to Greenville, Mississippi and the purchase of equipment and fixtures.

Future Operations - Alpha Gulf

Alpha Gulf's Bayou Caddy's Jubilee Casino operating results have improved since its relocation to Greenville. The gaming revenues achieved to date by the Jubilee Casino in Greenville far exceed the revenues of its predecessor gaming vessel at that site. Alpha Gulf's casino operation in Greenville has become a major factor in the Greenville market and has helped to expand that market.

In April 1997, Alpha Gulf received approval from the Mississippi Gaming Commission for its infrastructure investment requirement to build and operate a hotel on property adjacent to its Greenville casino location. Alpha Greenville Hotel, Inc., a newly formed, wholly owned subsidiary of Alpha Hospitality Corporation, entered into a long term lease with the Board of Mississippi Levee Commissioners to lease property including historical landmark buildings for the development of a forty-one key single room and suite hotel. The total cost of this project is $3.2 million. The permanent source of financing this project has not been identified at this time.

Results of Operations - Jubilation

The Company acquired the Jubilation gaming vessel (formerly known as the Cotton Club) on October 26, 1995. The vessel's operations in Greenville were terminated on October 30, 1995. After its relocation to Lakeshore, Mississippi the Jubilation reopened for business December 21, 1995.

As a result of losses from operations and declining revenues, which would only improve with a substantial investment of funds for the construction of additional amenities, the Jubilation casino was closed in July 1996.

The continuing costs incurred during the three month period ending March 31, 1997 were $251 for continuing administration and insurance, and $195 for interest expense.

Casino Development

    New York - Alpha Monticello

On January 19, 1996, the Company, through its subsidiaries, entered into a memorandum of understanding with Catskill Development, L.L.C. ("Catskill") regarding the development and management of a casino to be built adjacent to the Monticello Raceway in Sullivan County, New York. The development and management of this casino will be undertaken by Mohawk Management L.L.C., of which the Company's wholly-owned subsidiary, Alpha Monticello, owns 50%. Alpha Monticello will be responsible for the day-to-day operation of the planned casino. It is intended that the casino will be owned by the St. Regis Mohawk Tribe and will be located on land to be placed in trust for the benefit of the Tribe.

On August 2, 1996, Mohawk Management L.L.C. executed an agreement with the St. Regis Mohawk Tribe for the management of the proposed casino referred to above for a period of seven years. The Tribe has submitted this agreement to the National Indian Gaming Commission for its approval.

During 1997, Alpha Monticello has incurred casino development costs of $83 which relates to a general corporate overhead allocation.

    Missouri - Alpha Missouri

Alpha Missouri has not commenced operations. Alpha Missouri has applications pending for site approval and a gaming license with respect to the development of a riverboat gaming facility in Louisiana, Missouri. It has incurred development costs of approximately $75 and $68 in 1997 and 1996, respectively, related to its proposed development of a riverboat casino in Louisiana, Missouri. These costs are substantially comprised of a general corporate overhead allocation.

Hotel Management - Alpha Hotel Management Company, Inc. ("Alpha Hotel")

On December 31, 1996, the Company sold Alpha Hotel Management Company, Inc. to Bryanston for $3,000 and realized a $2,849 gain after tax. The sale price was based upon an independent valuation of Alpha Hotel.

Liquidity and Capital Resources

For the three months ended March 31, 1997, the Company had net cash used in operating activities of $1,653. During this period, the Company experienced a net loss of $1,389. The negative aggregate net cash flow from operating activities resulted from a non-cash item of $1,264 and a negative net change in operating assets and liabilities of $1,528. The non-cash expense consisted of depreciation and amortization. The change in operating assets and liabilities primarily consisted of a decrease in prepaid insurance of $188 and an increase in other current assets of $243, a decrease in accounts payable and other accrued expenses of $1,358 and a decrease in accrued payroll and related liabilities or $128.

Cash used in investing activities of $201 consisted of $39 in purchases of property and equipment and $162 in payments for deposits and other assets.

Cash provided by financing activities of $1,257 was attributable primarily to $749 in advances under the $20,000 non-revolving promissory note with Bryanston, proceeds of $1,000 from the sale of common stock and the principal reduction of notes payable and long term debt of approximately $515.

Although the Company is subject to continuing litigation from which the ultimate outcome cannot presently be determined at this time, Management believes any additional liabilities that may result from these cases will not be in an amount that will materially increase the liabilities of the Company as presented in the attached financial statements.

At March 31, 1997, the Company was in default of nonpayment for (i) the mortgage notes aggregating $11,456, and (ii) the equipment notes aggregating $8,846, as well as the breach of several loan covenants. The Company received a waiver of the defaults on the $7,800 mortgage note payable to Bryanston and on the $257 equipment note through December 31, 1997. Accordingly, the mortgage note of $3,656 and the equipment notes aggregating $8,589 are reflected in current liabilities at March 31, 1997.

The Company continues to suffer losses from operations, a working capital deficit and an accumulated deficit. In addition, the Company was not in compliance with certain long term debts which are included in current liabilities. The Company's Greenville, Mississippi casino operation continues to achieve positive cash flow from operations despite the entry of a third gaming vessel into the Greenville, Mississippi gaming market. The Jubilation Lakeshore incurred continuing expenses of $251 in addition to its continued interest expense of $195. Management is continuing to seek resolution with the Jubilation Lakeshore creditors and continues to review other venues to operate the Jubilation.

Management recognizes that these concerns raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to correct these current conditions includes continuing to operate the Greenville casino generating positive cash flow, developing its Greenville hotel, developing future casino locations in Missouri and New York and selling or relocating the Jubilation Casino. Accordingly, the Company's ability to continue as a going concern is dependent upon its ability to develop working capital, attain future profitable operations, and meet its creditors demands. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 on file with the Securities and Exchange Commission.

There have been no other material developments during such period to any existing legal proceeding.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of May 13, 1997, the Company was in default of its Lakeshore mortgage note payable of $3,656,000 and equipment notes payable aggregating approximately $8,589,000, for non-payment. The total arrearage of principal and interest payments on the aforementioned debt is approximately $14,000,000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


Dated: May 13, 1997
                                            /s/ STANLEY S. TOLLMAN
                                            Stanley S. Tollman
                                            Chairman and CEO




Dated: May 13, 1997                         /s/ JAMES A. CUTLER
                                            James A. Cutler
                                            Chief Financial Officer