Form 10-Q
period 1997-06-30
ALPHA HOSPITALITY CORP
filed 1997-08-14
CIK 906780

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q


Mark One

[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1997


[ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934


         Commission file number 1-12522


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


               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 13, 1997.

       Class:   Common Stock, $0.01 par value 14,049,325 shares

                     ALPHA HOSPITALITY CORPORATION
                                 INDEX



PART I                   FINANCIAL INFORMATION                   PAGE NO.
-------                  ---------------------                   --------
Item 1.     Financial Statements

            Consolidated Balance Sheets June 30, 1997
             (Unaudited) and December 31, 1996....................  1

            Consolidated Statements of Operations Six
              Months Ended June 30, 1997 and 1996 (Unaudited).....  2

            Consolidated Statements of Operation Three Months
              Ended June 30, 1997 and 1996 (Unaudited)............  3

            Consolidated Statements of Cash Flows Six Months
              Ended June 30, 1997 and 1996 (Unaudited)............  4-5

            Notes to Consolidated Financial Statements
              (Unaudited).........................................  6-13


Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations................. 14-17




PART II                    OTHER INFORMATION
-------                    -----------------

Item 1.     Legal Proceedings.................................... 18

Item 3.     Default upon Senior Securities....................... 18

            Signatures........................................... 19


All items which are not applicable or to which the answer is negative have been omitted from this report.

               ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                                June 30,          December 31,
                                                  1997                1996
                                               -----------        ------------
                                               (Unaudited)


                                  ASSETS

CURRENT ASSETS:
    Cash, including restricted cash
       of $270 in 1996......................... $     729           $   1,350
    Accounts receivable, less allowance
       for doubtful accounts of $461 and
       $527 in 1997 and 1996, respectively.....        80                  73
    Inventories................................       292                 297
    Prepaid insurance..........................       262                 615
    Other current assets.......................       347                 195
                                                ---------           ---------
       Total current assets....................     1,710               2,530

PROPERTY AND EQUIPMENT, less accumulated
    depreciation and amortization of $20,036 and
    $17,475 in 1997 and 1996, respectively.....    37,213              39,660
OTHER ASSETS, deposits and other...............     2,079               1,764
                                                ---------           ---------
                                                $  41,002           $  43,954
                                                =========           =========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt....... $  14,209           $  14,528
    Notes payable..............................     2,400               2,400
    Accounts payable and other accrued expenses     8,291               9,911
    Accrued payroll and related liabilities....     3,704               3,755
    Due to affiliate, current maturity.........     3,460               1,746
                                                ---------           ---------
       Total current liabilities...............    32,064              32,340
                                                ---------           ---------
LONG-TERM DEBT, less current maturities........     7,275               7,866
                                                ---------           ---------
DUE TO AFFILIATE, less current maturity,
    including accrued interest of $503.........       503                 503
AMOUNT DUE UNDER REDEMPTION AGREEMENT,          ---------           ---------
    including accrued interest of $155 and
    $285 in 1997 and 1996, respectively........       155               1,739
                                                ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 par value,
       authorized 1,000 shares, 738 issued......        7                   7
    Common stock, $.01 par value, 25,000
       shares authorized, 14,049 and 13,478
       shares issued in 1997 and 1996,
       respectively...........................        140                 135
    Capital in excess of par value............     59,479              56,778
    Accumulated deficit.......................    (58,621)            (55,414)
                                                ---------           ---------
       Total stockholders' equity.............      1,005               1,506
                                                ---------           ---------
                                                $  41,002           $  43,954
                                                =========           =========



          See accompanying notes to consolidated financial statements

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
             (in thousands, except  for per share data)

                                                      Six Months Ended
                                                          June 30,
                                                  ------------------------
                                                    1997            1996
                                                  --------       ---------
REVENUES:
    Casino ..................................     $ 15,855       $  25,321
    Food and beverage, retail and other .....          323             803
                                                  --------       ---------
       Total revenues .......................       16,178          26,124
                                                  --------       ---------
COSTS AND EXPENSES:
    Casino ..................................        5,876          10,074
    Food and beverage, retail and other .....          280           1,109
    Selling, general and administrative .....        8,474          14,525
    Interest ................................        1,587           2,643
    Depreciation and amortization ...........        2,561           3,445
    Development costs .......................          607             156
    Debt conversion fee .....................           --           1,019
    Write-off of  leasehold and improvements.           --          14,507
                                                  --------       ---------
       Total costs and expenses..............       19,385          47,478
                                                  --------       ---------
LOSS FROM CONTINUING OPERATIONS .............       (3,207)        (21,354)

DISCONTINUED OPERATIONS,
    Income from operations of discontinued
       hotel management segment .............          --              430
                                                 --------        ---------
NET LOSS ....................................    $ (3,207)       $ (20,924)
                                                 ========        =========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING .............................      13,828           13,201
                                                 ========        =========

EARNINGS (LOSS) PER COMMON SHARE
    From continuing operations ..............    $   (.23)       $   (1.62)
    From discontinued operations ............    $     --        $     .03
                                                 --------        ---------
NET LOSS ....................................    $   (.23)       $   (1.59)
                                                 ========        =========



          See accompanying notes to consolidated financial statements

               ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
               (in thousands, except  for per share data)


                                                    Three Months Ended
                                                         June 30,
                                                  ----------------------
                                                    1997          1996
                                                  --------     ---------
REVENUES:
    Casino  . . . . . . . . . . . . . . . . .     $  7,792     $  12,484
    Food and beverage, retail and other . . .          122           424
                                                  --------     ---------
       Total revenues . . . . . . . . . . . .        7,914        12,908
                                                  --------     ---------

COSTS AND EXPENSES:
    Casino  . . . . . . . . . . . . . . . . .        2,926         4,949
    Food and beverage, retail and other . . .          135           456
    Selling, general and administrative . . .        4,238         7,401
    Interest. . . . . . . . . . . . . . . . .          820         1,270
    Depreciation and amortization . . . . . .        1,297         1,642
    Development costs . . . . . . . . . . . .          316            61
    Debt conversion fee . . . . . . . . . . .           --         1,019
    Write-off of  leasehold and improvements.           --        14,507
                                                  --------     ---------
       Total costs and expenses . . . . . . .        9,732        31,305
                                                  --------     ---------
LOSS FROM CONTINUING OPERATIONS . . . . . . .       (1,818)      (18,397)

DISCONTINUED OPERATIONS,
    Income from operations of discontinued
       hotel management segment. . . . . . ..           --           301
                                                  --------     ---------
NET LOSS    . . . . . . . . . . . . . . . . .     $ (1,818)    $ (18,096)
                                                  ========     =========
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING . . . . . . . . . . . . . . .       14,049        13,440
                                                  ========     =========
EARNINGS (LOSS) PER COMMON SHARE
    From continuing operations. . . . . . . .     $   (.13)    $   (1.37)
    From discontinued operations. . . . . . .     $     --     $     .02
                                                  --------     ---------
NET LOSS    . . . . . . . . . . . . . . . . .     $   (.13)    $   (1.35)
                                                  ========     =========


          See accompanying notes to consolidated financial statements

               ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (in thousands)

                                                        Six Months Ended
                                                             June 30,
                                                     -----------------------
                                                       1997           1996
                                                     --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss .......................................... $ (3,207)     $ (20,924)
 Adjustments to reconcile net loss to                --------      ---------
   net cash provided by (used in)
   operating activities:
      Depreciation and amortization ................    2,561          3,445
      Debt conversion fee ..........................       --          1,019
      Write-off of leasehold and improvements ......       --         14,507
      Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable.       (7)           171
         Decrease in inventories ...................        5            103
         Decrease in prepaid insurance .............      353          1,134
         (Increase) decrease in other current assets     (152)           636
         Decrease in accounts payable and other
                accrued expenses ...................   (1,498)           (80)
         Increase (decrease)  in accrued payroll and
         related liabilities .......................      (51)           831
                                                     --------      ---------
                   Total adjustments ...............    1,211         21,766
                                                     --------      ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    (1,996)           842
                                                     --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment .........        (114)        (1,358)
    Payments for deposits and other assets. .            (315)          (707)
                                                     --------      ---------

NET CASH USED IN INVESTING ACTIVITIES . . . .            (429)        (2,065)
                                                     --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from affiliate . . . . . . . . .           1,714          2,736
    Proceeds from sale of common stock. . . .           1,000             --
    Payments on notes payable . . . . . . . .              --         (1,193)
    Payments on long-term debt. . . . . . . .            (910)        (1,010)

NET CASH PROVIDED BY FINANCING ACTIVITIES . .           1,804            533
                                                    --------       ---------
NET DECREASE IN CASH. . . . . . . . . . . . .            (621)          (690)

CASH, beginning of period . . . . . . . . . .           1,350          2,316
                                                     --------      ---------
CASH, end of period . . . . . . . . . . . . .        $    729      $   1,626
                                                     ========      =========



          See accompanying notes to consolidated financial statements

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                               (Unaudited)
                             (in thousands)

                                                    Six  Months Ended
                                                         June 30,
                                                  ----------------------

                                                     1997         1996
                                                  ---------    ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION, cash paid for interest during
    the period. . . . . . . . . . . . . . . .     $     551    $   1,222
                                                  =========    =========
SUPPLEMENTAL SCHEDULES OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

    Increase (decrease) in amount due under
       redemption agreement, including accrued
       interest of $155 and $174 in 1997 and
       1996 respectively . . . . . . . . . . .     $ (1,584)   $     174
                                                   ========    =========


    Capital lease restructuring, includes $74
       of accrued interest . . . . . . . . . .     $     --    $     268
                                                               =========
    Common stock issued for payment of long-
       term debt . . . . . . . . . . . . . . .     $     --    $   2,454
                                                               =========

     Preferred stock issued in settlement of
        long-term debt, includes $41 of accrued
        interest and $1,019 of debt
        conversion fee. . . . . . . . . . . . .     $   --     $  21,407
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


NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements of Alpha Hospitality Corporation and subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principals. All adjustments which are of a normal and recurring nature and, in the opinion of management, necessary for a fair presentation have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1996, included in the Form 10-K.

Operations and Principles of Consolidation - The accompanying statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Loss Per Common Share - Loss per common share is based on the weighted average number of shares outstanding. The Company's outstanding stock options and warrants are excluded in the computation since they would have an antidilutive effect on loss per common share. Certain shares (646) being held in escrow are included in this calculation.

Promotional Allowances - Revenues do not include the retail amount of food and beverage of approximately $1,895, $2,152, $976 and $1,086 provided gratuitously to customers, for the six months and three months ended June 30, 1997 and 1996, respectively.

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

               ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                               (in thousands)



NOTE 3 - PROPERTY AND EQUIPMENT

Details of property and equipment at June 30, 1997 and December 31, 1996 are as follows:

                                                   1997            1996
                                               -----------      -----------
       Land and building . . . . . . . . . .   $       214      $       214
       Boat, barge and improvements. . . . .        24,280           24,261
       Leasehold and improvements. . . . . .        14,246           14,215
       Gaming equipment. . . . . . . . . . .        10,278           10,221
       Furniture, fixtures and equipment . .         7,421            7,414
       Transportation equipment. . . . . . .           810              810
                                               -----------      -----------
                                                    57,249           57,135
       Less accumulated depreciation
         and amortization . . . . . . . . . .       20,036           17,475
                                               -----------      -----------
                                               $    37,213      $    39,660
                                               ===========      ===========


Included in property and equipment at June 30, 1997 and December 31, 1996 is approximately $1,225 related to assets recorded under capital leases. Included in accumulated depreciation and amortization at June 30, 1997 and December 31, 1996 was approximately $572 and $498, respectively, of amortization related to assets recorded under capital leases.


NOTE 4 - NOTES PAYABLE

Notes payable at June 30, 1997 and December 31, 1996 are comprised of the following:

                                          Interest
                                            Rates          1997        1996
       Notes payable to Bryanston and     --------       -------     -------
         former Cotton Club stockholders
         of which $394 are non-interest
         bearing. . . . . . . . . . . .       10%          1,876       1,885
       Revolving bank line of credit of
         $497 with payments of principal
         and interest due September 1997,
         collateralized by cash advances      25%            497         497

       Other . . . . . . . . . . . . .     Various            27          18
                                                         -------    --------
                                                         $ 2,400    $  2,400
                                                         =======    ========


At June 30, 1997, the Company was in default of its notes payable to Bryanston and former Cotton Club stockholders. The Company received a waiver of the default through December 31, 1997, on the Bryanston notes aggregating $1,399.

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                              (in thousands)



NOTE 5 - LONG-TERM DEBT

Long-term debt at June 30, 1997 and December 31, 1996 is comprised of the following:

                                              Interest
                                                Rates        1997        1996
                                              --------    -------     -------
     Mortgage note payable, Bryanston,
       principal and interest due monthly
       through November 1998, collateralized
       by the barge and certain other assets       10%    $ 7,800     $ 7,800

     Mortgage note payable in monthly
       installments of $70 plus interest at
       30-day commercial paper rate (5.6% at
       June 30, 1997) plus 3.5% adjusted
       quarterly, collateralized by the boat
       and improvements                            9%       3,656       3,656

     Equipment notes payable monthly through
       November 1999 and collateralized by
       certain assets                             11-14%    8,490       9,284

     Note payable quarterly through March
       2000 and secured by assignment of
       interest in the mortgage note
       payable to Bryanston                       10%       1,200       1,200

     Capitalized lease obligations,
       payable monthly, expiring in
       various years through 2001                 10-15%      325         386

       Other                                       7-11%       13          68
                                                           ------      ------
                                                           21,484      22,394
                                                           ------      ------

       Less current portion . . . . . .                    14,209      14,528
                                                         --------    --------
                                                         $  7,275    $  7,866
                                                         ========    ========


Aggregate future required principal payments are approximately as follows:

    Years ending June 30:
       1998. . . . . . . . . . . . . . . . . .      $  14,209
       1999. . . . . . . . . . . . . . . . . .          6,706
       2000. . . . . . . . . . . . . . . . . .            495
       2001. . . . . . . . . . . . . . . . . .             72
       2002. . . . . . . . . . . . . . . . . .              1
       Thereafter. . . . . . . . . . . . . . .              1
                                                    ---------
                                                    $  21,484
                                                    =========

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

In October 1995, the Company restructured certain equipment notes, aggregating approximately $9,000, with unrelated parties, whereby, the Company will pay approximately $6,500 in forty-eight monthly installments of $166 (which includes interest of 10% per annum) commencing December 15, 1995. The balance of approximately $2,500 bears interest at 10% annum, is due on November 15, 1999, and may either be partially or fully repaid, pursuant to an escrow agreement from the net proceeds of the sale of 646 shares of the Company's common stock held in escrow. To the extent that the net proceeds exceeds $2,500 plus accrued interest ($155 at June 30, 1997), the excess will be applied to the $6,500 portion of the debt. However, if the net proceeds are less than the $2,500 plus accrued interest, then the Company will be required to remit the balance due at maturity (see Note 8). The escrow agreement provides for the unrelated party to have full voting rights pertaining to the escrowed shares and the right to sell any or all of the shares. The Company has the right of first refusal to purchase the shares that the unrelated party desires to sell. The debt is collateralized by the Company's barge and certain gaming equipment.

At June 30, 1997, the Company was in default of nonpayment for (I) the mortgage notes aggregating $11,456, and (ii) the equipment notes aggregating $8,269, as well as the breach of several loan covenants. The Company received a waiver of the defaults on the $7,800 mortgage note payable to Bryanston through June 30, 1998. Accordingly, the mortgage note of $3,656 and the equipment notes aggregating $8,269 are reflected in current liabilities at June 30, 1997.


NOTE 6 - ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses at June 30, 1997 and December 31, 1996, are comprised of the following:

                                                  June 30      December 31
                                                   1997            1996
                                               -----------      ----------
       Construction. . . . . . . . . .         $     1,018      $    1,121
       Insurance financing . . . . . .                 354             585
       Accrued professional fees . . .                 665             983
       Accrued property taxes. . . . .                 408             708
       Accrued interest. . . . . . . .               3,232           2,196
       Other . . . . . . . . . . . . .               2,614           4,318
                                               -----------       ---------
                                               $     8,291       $   9,911
                                               ===========       =========

                ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 (in thousands)


NOTE 7 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

The Company is obligated under a $20,000 non-revolving promissory note with Bryanston. The note, which bears interest at prime (8.5% at June 30, 1997) plus 2%, is payable at the lesser of the outstanding principal amount or $2,000 per annum through December 31, 1999. Beginning in 1996, interest is due and payable monthly and the 1995 interest accrued on the note ($503) is payable on the notes maturity date, December 2000. Additionally, commencing May 1, 1996, and for each of the next succeeding three years thereafter, the Company is required to make additional principal payments equal to "Available Cash Flow of Maker" as defined in the note. The outstanding principal balance at June 30, 1997 and December 31, 1996 is $3,460 and $1,746, respectively.

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

The Company was obligated under a tideland lease which provided for a mooring site for the Company's Lakeshore, Mississippi vessel. In December 1996, the State of Mississippi (State) terminated the lease for nonpayment of rent.
The State offered to abate past due rents if the vessel is removed and the improvements to the leasehold are conveyed to the State. The State allowed until March 31, 1997 for the removal of the vessel and has extended such arrangement on a month to month basis.

The Company is obligated under other operating leases relative to real property and equipment.

In January 1995, the Company, through its subsidiary, Alpha St. Regis, entered into a memorandum of understanding with Catskill Development, L.L.C. (Catskill) pursuant to which Alpha St. Regis is to participate in the development of, and thereafter manage, a casino to be built adjacent to the Monticello Raceway in Sullivan County, New York. Subsequently, Alpha St. Regis assigned its interest with Catskill Development, L.L.C. to Alpha Monticello, Inc. It is intended that the casino will be owned by the St. Regis Mohawk Indian Tribe (Tribe) and will be located on land to be placed in trust for the benefit of the Tribe. The casino project is subject to approval by the U.S. Department of Interior, the National Indian Gaming Commission and the State of New York, as well as the execution of definitive agreements with the Tribe. As of June 30, 1997, the Company has contributed $773 toward the design, architecture and other costs of development plans for the casino. Under the memorandum of understanding, Catskill and Alpha Monticello, Inc. committed to enter into a definitive agreement of the terms established in the memorandum, but there can be no assurance that such an agreement will ever be consummated. Bryanston is a 25% member of Catskill.

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

In accordance with Mississippi law, the Company's casino licenses has an initial term of two years and is subject to periodic renewal. In October 1995, the Company received renewals of their casino licenses through October 1997. Failure to retain the Greenville license could have a material adverse effect on the Company's operations.

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

The Company is a party to various other legal actions which arise in the normal course of business. In the opinion of the Company's management, the resolution of these other matters will not have a material adverse effect on the financial position and results of operation of the Company .

NOTE 8 - AMOUNT DUE UNDER REDEMPTION AGREEMENT

The amount due under the redemption agreement (see Note 5) is adjusted for changes in the market value of the Company's underlying common stock, not to exceed the original debt incurred, until the common stock is sold by the unrelated party.

At June 30, 1997, and December 31, 1996, the amount due under the redemption agreement is $155 and $1,739, respectively, which includes $155 and $285, respectively, of accrued interest, resulting from the decrease in the fair market value of the 646 shares of the Company's common stock in escrow at June 30, 1997, and the price at the date of the escrow agreement.

NOTE 9 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity during the six months ended June 30, 1997, include the net loss of $3,207, a sale on March 12, 1997 of 571 shares of the Company's $.01 par value common stock for $1,000, common stock sold under the redemption agreement for $122 and a decrease in the amount due under the redemption agreement (see Note 8) of $1,584.

The Company's preferred stock has voting rights, is convertible to eight shares of common stock for each share of preferred stock and carries a dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each fiscal year. In such event, the dividend will be payable in common stock.
As of August 13, 1997, the dividend has not been paid. Accordingly, the Company is obligated to declare a stock dividend of approximately 850 shares.

                ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                               (in thousands)


NOTE 10 - INCOME TAXES

The Company and all of its subsidiaries file a consolidated federal income tax return. Income tax expense is allocated pursuant to the separate tax attributes of each subsidiary. At June 30, 1997 and December 31, 1996, the Company's deferred federal tax asset is comprised of the tax benefit (cost) associated with the following items based on the 35% tax rate currently in effect:


                                                  June 30,      December 31,
                                                   1997             1996
                                                 --------         --------
Pre-opening costs currently deducted
   for financial reporting and
   amortized over 5 years for tax
   purposes . . . . . . . . . . . . . . .  .     $    790         $    984
Net operating loss carryforward. . . . . . .       15,452           14,153
Differences between financial and
   tax depreciation methods. . . . . . . . .         (725)            (805)
Differences between financial
   and tax basis of assets and
   liabilities . . . . . . . . . . . . . . .          850              990
Other. . . . . . . . . . . . . . . . . . . .          200              171
                                                 --------         --------
Deferred tax asset . . . . . . . . . . . . .       16,567           15,493
Valuation allowance on deferred tax asset .       (16,567)         (15,493)
                                                 --------         --------
                                                 $     --         $     --
                                                 ========         ========


The Company has available for federal income tax purposes, a net operating loss carryover of approximately $44,148 expiring in the years 2008 through 2012.


NOTE 11 - DISCONTINUED OPERATIONS

On December 31, 1996, the Company sold its hotel management subsidiary, Alpha Hotel Management Company, Inc., to Bryanston. Summary operating results of discontinued operations for the six and three months ended June 30, 1996 are as follows:

                                                     Six Months   Three Months
                                                     ----------   ------------

    Revenues. . . . . . . . . . . . . . . .           $  1,049       $    599
    Cost of revenues. . . . . . . . . . . .                619            298
                                                      --------       --------
    Income from operations of discontinued hotel
    management segment, before intercompany charges   $    430       $    301
                                                      ========       ========

NOTE 12 - CONTINUING OPERATIONS

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant losses from operations and has a working capital deficit of $30,857 and an accumulated deficit of $59,124 at June 30, 1997. In addition, the Company was not in compliance with certain long-term debt convenants, therefore requiring the obligations to be classified as current liabilities.

Management recognizes that these concerns raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to correct these current conditions includes continuing to operate the Greenville casino generating positive cash flow, developing its Greenville hotel and refinance all or part of its debt, and management of an Indian caino in New York and selling or relocating the Jubilation Casino. Accordingly, the Company's ability to continue as a going concern is dependent upon its ability to develop working capital, attain future profitable operations, and meet its creditors demands. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         (in thousands)


Results of Operations - Casinos
    Results of Operations - Alpha Gulf

The following table sets forth the statements of operations before intercompany charges for Alpha Gulf's casino operations, located in Greenville, Mississippi, for the six months and three months ended June, 1997 and 1996:

                                          Six Months            Three Months
                                        Ended June 30          Ended June 30
                                     -------------------    -------------------
                                       1997       1996         1997      1996
Revenues:                            --------   --------    --------   --------
  Casino  . . . . . . . . . . .      $ 15,855   $ 18,921    $  7,792   $  9,360
  Food, beverage and other. . .           319        569         118        293
                                     --------   --------    --------   --------
    Total revenues  . . . . . .        16,174     19,490       7,910      9,653
                                     --------   --------    --------   --------
Operating expenses:
  Casino  . . . . . . . . . . .         5,876      6,596       2,926      3,346
  Food, beverage and other. . .           280        763         135        305
  Selling, general and administrative   8,047      8,763       4,176      4,529
                                     --------   --------    --------   --------
    Total operating expenses. .        14,203     16,122       7,237      8,180
                                     --------   --------    --------   --------
Income from operations. . . . .         1,971      3,368         673      1,473
                                     --------   --------    --------   --------
Other expenses:
  Interest. . . . . . . . . . .         1,010      1,035         522       525
  Depreciation and amortization         2,552      2,384       1,288     1,156
                                     --------   --------    --------   --------
    Total other expenses. . . .         3,562      3,419       1,810     1,681
                                     --------   --------    --------   --------
Income (loss) before intercompany
  charges                            $ (1,591)  $    (51)   $ (1,137)  $  (208)
                                     ========   ========    ========   =======



Six Months Ended June 30, 1997 and 1996:

Alpha Gulf generated revenues of $16,174 and $19,490 in 1997 and 1996, respectively. Casino revenues were $15,855 and $18,921 in 1997 and 1996, respectively. Food, beverage and other revenues were $319 and $569 in 1997 and 1996, respectively. The decrease in casino revenues was primarily the result of the entry of the third casino vessel to the Greenville market in November 1996 and high water in the month of April. The entry of the third casino vessel in the Greenville market to date has not increased the market volume to absorb the additional player positions. The market growth during this period was only 2.61% over last year during the first six months of 1997. Alpha Gulf continues to achieve superior market share over its competition at 41.0%, with 39.0% of the available player positions in the Greenville market. The high water experienced in April had a significant impact on accessibility to the casinos by their patrons. The food and beverage revenues are reflective of Alpha Gulf's player development program focusing on player parties, which showcase the food and entertainment facilities of the Jubilee Casino. The player parties are by invitation only and are complimentary to the casino's guests.

Alpha Gulf's casino operating expenses were $5,876 and $6,596, (approximately 37% and 35% of casino revenues for each period) in 1997 and 1996, respectively. Food, beverage and other expenses were $280 and $763 (approximately 88% and 134% of food, beverage and other revenues) in 1997 and 1996, respectively. The decrease in casino expenses was due to reduced payroll and related expenses of $380 resulting from management's personnel efficiencies that were implemented during the second quarter of 1996 and a reduction in expenses of $340 due to the reduced gaming revenues.

Food and beverage revenues do not include the retail value of food and beverage of approximately $1,895 and $1,492 provided gratuitously to customers in 1997 and 1996, respectively. This increase is due to the player development program discussed above. The operating costs associated with these services are allocated to the casino costs which in turn reduced the food and beverage costs.

Selling, general and administrative expenses consists of payroll and related benefits of approximately $2,747 and $2,827, marketing and advertising of approximately $3,244 and $3,503, occupancy costs of approximately $1,220 and $1,235 and operating expenses of $836 and $1,198 in 1997 and 1996, respectively. The reduced payroll and related costs of $80 and operating expenses of $362 was a direct result of management's cost-cutting measures completed during the second quarter of 1996. The $259 decrease in marketing and advertising was the result of management's target marketing towards specific casino customer groups.

Occupancy costs were consistent from 1996 to 1997 with an decrease of $15.

Interest expense was primarily related to the first mortgage on the gaming vessel, equipment financing and various capitalized leases. The decrease of $25 in 1997 when compared to 1996 is attributable to a reduction of the principal outstanding on certain equipment notes payable.

Depreciation and amortization was $2,552 and $2,384 in 1997 and 1996, respectively. The increase was a direct result of an increase in capital expenditures related to the relocation of the gaming vessel to Greenville, Mississippi and the purchase of equipment and fixtures.

Three Months Ended June 30, 1997 and 1996:

Alpha Gulf generated revenues of $7,910 and $9,653 in 1997 and 1996, respectively. Casino revenues were $7,792 and $9,360 in 1997 and 1996, respectively. Food, beverage and other revenues were $118 and $293 in 1997 and 1996, respectively. This decrease in casino revenues was primarily the result of the entry of the third casino vessel to the Greenville market in November 1996 and high water in the month of April. the entry of the third casino vessel in the Greenville market to date has not increased the market volume to absorb the addition player positions. The market growth during this period was only 3.9% over last year during the same period. Alpha Gulf continues to achieve superior market share over its competition at 41.5% with 39.0% of the available player positions in the Greenville market. The high water experienced in April had a significant impact on the accessibility to the casinos by their patrons. The food and beverage revenues are reflective of Alpha Gulf's player development program which focuses on player parties showcasing the food and entertainment facilities of the Jubilee Casino. The player parties are by invitation only and are complimentary to the casino's guests.

Alpha Gulf's casino operating expenses were $2,926 and $3,346, (approximately 38% and 36% of casino revenues for each period ) in 1997 and 1996, respectively. Food, beverage and other expenses were $135 and $305 (approximately 114% and 104% of food, beverage and other revenues) in 1997 and 1996, respectively. The decrease in casino expenses was due to reduced payroll and related expenses of $150 resulting from management's personnel efficiencies that were implemented during the second quarter of 1996 and a reduction in expenses of $270 due to the reduced gaming revenue.

Food and beverage revenues do not include the retail value of food and beverage of approximately $975 and $748 provided gratuitously to customers in 1997 and 1996, respectively.

The reduction of food, beverage and other costs are primarily attributable to the reduced volume of food, beverage and other revenues.

Selling, general and administrative expenses consists of payroll and related benefits of approximately $1,353 and $1,398, marketing and advertising of approximately $1,797 and $1,913, occupancy costs of approximately $608 and $622 and operating expenses of $418 and $596 in 1997 and 1996, respectively. The reduced payroll and related costs of $45 and operating expenses of $178 was a direct result of management's cost-cutting measures completed during the second quarter of 1996. The $116 decrease in marketing and advertising was the result of management's target marketing towards specific casino customer groups. Occupancy costs were consistent from 1996 to 1997 with an decrease of $14.

Interest expense was primarily related to the first mortgage on the gaming vessel, equipment financing and various capitalized leases. The decrease of $3 in 1997 when compared to 1996 is attributable to a reduction of the principal outstanding on certain equipment notes payable.

Depreciation and amortization was $1,280 and $1,156 in 1997 and 1996, respectively. The increase was a direct result of an increase in capital expenditures related to the relocation of the gaming vessel to Greenville, Mississippi and the purchase of equipment and fixtures.

Future Operations - Alpha Gulf

Alpha Gulf's Bayou Caddy's Jubilee Casino operating results have improved since its relocation to Greenville. Although the Greenville gaming market has experienced dilution due to the entry of the third casino vessel in November 1996, Alpha

Gulf's Jubilee Casino currently has the casino capacity, food and beverage and entertainment facilities that are unique to the Greenville area.

In April 1997, Alpha Gulf received approval from the Mississippi Gaming Commission for its infrastructure investment requirement to build and operate a hotel on property adjacent to its Greenville casino location. Alpha Greenville Hotel, Inc., a newly formed, wholly owned subsidiary of Alpha Hospitality Corporation, entered into a long term lease with the Board of Mississippi Levee Commissioners to lease property including historical landmark buildings for the development of a forty-one key single room and suite hotel. This hotel will add a new dimension to our casino patron experience and will be an added amenity to our player development program. The total cost of this project is $3.2 million. Although the permanent source of financing this project has not been identified at this time, Alpha Greenville Hotel has received interim financing from Bryanston Group, Inc. to begin construction.

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

The continuing costs incurred during the six months and three month periods ending June 30, 1997 for continuing administration and insurance were $385 and $251, respectively. Interest expense amounted to $420 and $195, respectively, for the six month and three month periods ending June 30, 1997.

Casino Development

New York - Alpha Monticello

On January 19, 1996, the Company, through its subsidiaries, entered into a memorandum of understanding with Catskill Development, L.L.C. ("Catskill") regarding the development and management of a casino to be built adjacent to the Monticello Raceway in Sullivan County, New York, which is owned and operated by Catskill. The development and management of this casino will be undertaken by Mohawk Management L.L.C., of which the Company's wholly-owned subsidiary, Alpha Monticello, owns 50%. Alpha Monticello will be responsible for the day-to-day operation of the planned casino. It is intended that the casino will be owned by the St. Regis Mohawk Tribe and will be located on land to be placed in trust for the benefit of the Tribe.

On August 2, 1996, Mohawk Management L.L.C. executed an agreement with the St. Regis Mohawk Tribe for the management of the proposed casino referred to above for a period of seven years. The Tribe has submitted this agreement to the National Indian Gaming Commission for its approval.

During the six month and three month periods ending June 30, 1997, Alpha Monticello has incurred casino development costs of $181 and 98, respectively, which relates to a general corporate overhead allocation.

Missouri - Alpha Missouri

Alpha Missouri has not commenced operations. Alpha Missouri has applications pending for site approval and a gaming license with respect to the development of a riverboat gaming facility in Louisiana, Missouri. It has incurred development costs of approximately $200 and $87 in 1997 and 1996, respectively, related to its proposed development of a riverboat casino in Louisiana, Missouri. These costs are substantially comprised of a general corporate overhead allocation. Although existing law in Missouri does not restrict the number of licenses the Missouri Gaming Commission may issue, the Commission has effectively placed a moratorium on any new licenses in the Louisiana market area. The Company believes such a restriction will remain in place until a market assessment of the existing approved license can be made.

Hotel Management - Alpha Hotel Management Company, Inc. ("Alpha Hotel")

On December 31, 1996, to reduce the Company's debts to Bryanston, the Company sold Alpha Hotel Management Company, Inc. to Bryanston for $3,000 and realized a $2,849 gain after tax. The sale price was based upon an independent valuation of Alpha Hotel.

Liquidity and Capital Resources

For the six months ended June 30, 1997, the Company had net cash used in operating activities of $1,996. These uses were the result of the net loss of $3,207 less non-cash expenses of $2,561 (depreciation and amortization) and a net increase in working capital or $1,350. The increase in working capital consisted primarily of a decrease in prepaid expenses of $201, a decrease in accounts payable and other accrued liabilities of $1,498 and a decrease in payroll and related liabilities of $53.

Cash used in investing activities of $429 consisted of $114 in purchases of property and equipment$170 associated with the development of the Greenville Hotel and $145 in other development costs.

Cash provided by financing activities of $1,804 was attributable primarily to $1,714 in advances under the $20,000 non-revolving promissory note with Bryanston, proceeds of $1,000 from the sale of common stock and the $910 principal reduction of long term debt. $500 of the $1,000 proceeds from the sale of common stock was used in connection with the March 1997 settlement of an operating lease relative to the real property located in Lakeshore (Joseph
R.  Cure, Jr., Cynthia Cure Rutherford, Michael Cure and Susan Cure Gollot
v. Alpha Gulf Coast, Inc.). The remaining $500 was used for working capital requirements for development.

Although the Company is subject to continuing litigation from which the ultimate outcome cannot presently be determined at this time, Management believes any additional liabilities that may result from these cases will not be in an amount that will materially increase the liabilities of the Company as presented in the attached financial statements.

At June 30, 1997, the Company was in default of it notes payable to Bryanston and former Cotton Club stockholders. The Company received a waiver of default through December 31, 1997 on the Bryanston notes aggregating $1,399.

At June 30, 1997, the Company was in default for nonpayment on (i) the mortgage notes aggregating $11,456, and (ii) the equipment notes aggregating $3,433. In addition, the Company was in default of certain loan covenants not relating to payments which pertained to equipment notes amounting to $4,836. The Company received a waiver of the defaults on the $7,800 mortgage note payable to Bryanston through December 31, 1997. Accordingly, the mortgage note of $3,656 and the equipment notes aggregating $8,269 are reflected in current liabilities at June 30, 1997.

Continuing Operations

The Company continues to suffer net losses from its operating and development activities and has a working capital deficit of $30,354 and an accumulated deficit of $58,621 at June 30, 1997. The Company was not in compliance with certain long term debts which are included in current liabilities. The Company's Greenville, Mississippi casino operation continues to achieve positive cash flow from operations despite the entry of a third gaming vessel into the Greenville, Mississippi gaming market. The Jubilation Lakeshore incurred continuing expenses of $458 in addition to its continued interest expense of $420. Management is continuing to seek resolution with the Jubilation Lakeshore creditors and continues to review other venues to operate the Jubilation and has further reduced its continuing costs of maintaining the Jubilation. The Company does not anticipate any material costs to be incurred in its development activities in Missouri or New York until the projects recieve the necessary regulatory approvals to proceed.

Management recognizes that these concerns raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to correct these current conditions includes continuing to operate the Greenville casino generating positive cash flow, developing its Greenville hotel, selling or relocating the Jubilation Casino and continuing to explore opportunities in attaining more favorable financing or the sale of equity to meet its working capital requirements. Accordingly, the Company's ability to continue as a going concern is dependent upon its ability to develop working capital, maintain future profitable operations, and meet its creditors demands. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 on file with the Securities and Exchange Commission.

There have been no other material developments during such period to any existing legal proceeding.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of August 13, 1997, the Company was in default of its Lakeshore mortgage note payable of $3,656,000 and equipment notes payable aggregating approximately $8,269,000, for non-payment. The total arrearage of principal and interest payments on the aforementioned debt is approximately
$14,300,000.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.



Dated: August 13, 1997
                                      /s/ STANLEY S. TOLLMAN
                                      -----------------------
                                      Stanley S. Tollman
                                      Chairman and CEO




Dated: August 13, 1997                /s/ JAMES A. CUTLER
                                      -----------------------
                                      James A. Cutler
                                      Chief Financial Officer