Form 10-Q
period 1997-09-30
ALPHA HOSPITALITY CORP
filed 1997-11-10
CIK 906780

-------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


X


Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997


[GRAPHIC OMITTED]


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

                    ------------------------------------

                12 East  49th  Street,  New  York,  NY
               10017  (Address of principal  executive offices)
                     ------------------------------------


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

       Yes    X            No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 7, 1997.

       Class

       Common Stock, $0.01 par value 14,406,204 shares
--------------------------------------------------------------------------------

                                               ALPHA HOSPITALITY CORPORATION
                                                           INDEX


PART I                                   FINANCIAL INFORMATION          PAGE NO.

Item 1.           Financial Statements

Consolidated Balance Sheets (Unaudited) September 30, 1997 and
    December 31, 1996...................................................    1

Consolidated Statements of Operations (Unaudited) Nine Months Ended
    September 30, 1997 and 1996.........................................    2

Consolidated Statements of Operation  (Unaudited) Three Months Ended
    September 30, 1997 and 1996.........................................    3

Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended
    September 30, 1997 and 1996.........................................   4-5

Notes to Consolidated Financial Statements (Unaudited)..................   6-12

Item 2.
Management's Discussion and Analysis of Financial Condition
    and Results of Operations...........................................  13-16




                           PART II OTHER INFORMATION

Item 1.
Legal Proceedings......................................................    17

Item 3.
 Default upon Senior Securities........................................    17

Signatures.............................................................    18


All items which are not applicable or to which the answer is negative have been omitted from this report.




                                      ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEETS

                                                      (in thousands)
                                                                  September 30,     December 31,
                                                                           1997            1996
                                                                  ----------------- -----------
                                                                    (Unaudited)
                                                          ASSETS
CURRENT ASSETS:
     Cash, including restricted cash of $270 in 1996................$        288   $       1,350
     Accounts receivable, less allowance for doubtful accounts
         of $474 and $527 in 1997 and 1996, respectively............         102              73
     Inventories  ..................................................         301             297
     Prepaid insurance..............................................          76             615
     Other current assets...........................................         206             195
                                                                          ------          -------
         Total current assets.......................................         973           2,530

PROPERTY AND EQUIPMENT, less accumulated
     depreciation and amortization of $21,300 and
     $17,475 in 1997 and 1996, respectively.........................      36,812          39,660
OTHER ASSETS, deposits and other....................................       2,087           1,764
                                                                         -------          -------
                                                                    $     39,872   $      43,954
                                                                         ======          ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt...................$     20,293        $      14,528
     Notes payable..........................................       1,789                2,400
     Accounts payable and other accrued expenses............       8,920                9,911
     Accrued payroll and related liabilities................       2,483                3,755
     Due to affiliate, current maturity.....................       2,000                1,746
                                                                 -------              -------
         Total current liabilities..........................      35,485               32,340
                                                                  ------               ------

LONG-TERM DEBT, less current maturities.....................         961                7,866
                                                                --------              -------

DUE TO AFFILIATE, less current maturity, including
     accrued interest of $503...............................       1,439                  503
                                                                --------             --------
AMOUNT DUE UNDER REDEMPTION AGREEMENT,
     including accrued interest of $237 and $286 in 1997
      and 1996, respectively................................         842                1,739

                                                              ----------              -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value, authorized
         1,000 shares, 821 and 738 shares issued
         in 1997 and 1996, respectively.....................           8                    7
     Common stock, $.01 par value, 25,000 shares
     authorized, 14,406 and 13,478 shares issued in
     1997 and 1996, respectively............................         144                  135
     Capital in excess of par value.........................      61,863               56,778
     Accumulated deficit....................................     (60,870)             (55,414)
                                                                  ------               ------
         Total stockholders' equity.........................        1,145               1,506
                                                               ----------            --------
                                                            $     39,872        $      43,954
                                                                ========              =======


           See accompanying notes to consolidated financial statements

                                                           1




                                      ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)
                                        (in thousands, except  for per share data)

                                                                                       Nine Months Ended
                                                                                            September  30,
                                                                                     1997                1996
                                                                                     ----                ----

REVENUES:
     Casino       ...........................................................$      23,868     $        34,814
     Food and beverage, retail and other.....................................          469               1,097
                                                                                 ---------           -----------
         Total revenues......................................................       24,337              35,911
                                                                                   -------            --------

COSTS AND EXPENSES:
     Casino       ...........................................................        9,004              13,329
     Food and beverage, retail and other.....................................          434               1,434
     Selling, general and administrative.....................................       13,003              20,324
     Interest     ...........................................................        2,469               3,529
     Depreciation and amortization...........................................        3,854               4,788
     Development costs.......................................................        1,029                 217
     Debt conversion fee.....................................................         --                 1,019
     Write-off of  leasehold and improvements................................         --                14,507
                                                                               -----------             -------
         Total costs and expenses............................................       29,793              59,147
                                                                                   -------              ------

LOSS FROM CONTINUING OPERATIONS..............................................       (5,456)            (23,236)

DISCONTINUED OPERATIONS,
     Income from operations of discontinued hotel management
         segment.............................................................       --                     555
                                                                                 --------             ---------

NET LOSS          ...........................................................$      (5,456)    $       (22,681)
                                                                                    =======            ========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING.............................................................       14,029              13,292
                                                                                   =======             =======

EARNINGS (LOSS) PER COMMON SHARE
     From continuing operations..............................................$        (.39)       $      (1.75)
     From discontinued operations............................................$          --       $         .04
                                                                                 -----------           ----------

NET LOSS          ...........................................................$       (.39)       $       (1.71)
                                                                                ==========               ========
















           See accompanying notes to consolidated financial statements



                                      ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)
                                        (in thousands, except  for per share data)

                                                                                     Three Months Ended
                                                                                            September 30,
                                                                                     1997                1996
                                                                                     ----                ----

REVENUES:
     Casino       ...........................................................$       8,013     $         9,493
     Food and beverage, retail and other.....................................          146                 292
                                                                                 ---------           ---------
         Total revenues......................................................        8,159               9,785
                                                                                  --------             -------

COSTS AND EXPENSES:
     Casino       ...........................................................        3,128               3,255
     Food and beverage, retail and other.....................................          154                 325
     Selling, general and administrative.....................................        4,529               5,797
     Interest     ...........................................................          882                 886
     Depreciation and amortization...........................................        1,293               1,344
     Development costs.......................................................          422                  60
                                                                                ----------           ---------
         Total costs and expenses............................................       10,408              11,667
                                                                                  --------              ------

LOSS FROM CONTINUING OPERATIONS..............................................       (2,249)             (1,882)

DISCONTINUED OPERATIONS,
     Income from operations of discontinued hotel management
         segment.............................................................         --                  125
                                                                                 -----------           ---------

NET LOSS          ...........................................................$      (2,249)    $        (1,757)
                                                                                    =======             =======

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING.............................................................       14,294              13,478
                                                                                    ======              ======

EARNINGS (LOSS) PER COMMON SHARE
     From continuing operations..............................................$     (.16)       $          (.14)
     From discontinued operations............................................$        --       $           .01
                                                                                ----------           ---------

NET LOSS          ...........................................................$     (.16)       $          (.13)
                                                                               =========             =========
















           See accompanying notes to consolidated financial statements



                                      ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                                                     (in thousands)
                                                                                     Nine  Months Ended

                                                                                         September  30
                                                                                    1997                1996
                                                                                    ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss     ...........................................................$      (5,456)    $       (22,681)
     Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
              Depreciation and amortization..................................        3,854               4,788
              Debt conversion fee............................................          --                1,019
              Write-off of  leasehold and improvements.......................          --               14,507
              Changes in operating assets and liabilities:
                  (Increase) decrease in accounts receivable.................          (29)                370
                  (Increase) decrease in inventories.........................           (4)                216
                  Decrease in prepaid insurance..............................          539               1,670
                  (Increase) decrease in other current assets................          (11)                901
                  Decrease in accounts payable and other
                         accrued expenses....................................         (268)             (1,068)
                  Increase (decrease)  in accrued payroll and
                  related liabilities........................................       (1,272)              1,137
                                                                                   --------           --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES..........................       (2,647)                859
                                                                                   --------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment.....................................       (1,006)             (1,421)
     Payments for deposits and other assets..................................         (323)               (869)
                                                                                  --------            ---------

NET CASH USED IN INVESTING ACTIVITIES........................................       (1,329)             (2,290)
                                                                                ----------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from affiliate.................................................        3,190               3,220
     Proceeds from sale of common stock......................................        1,000                  --
     Payments on notes payable...............................................         (136)             (1,250)
     Payments on long-term debt..............................................       (1,140)             (1,494)
                                                                                  --------              --------

NET CASH PROVIDED BY FINANCING ACTIVITIES....................................        2,914                 476
                                                                                ----------           ----------

NET DECREASE IN CASH.........................................................       (1,062)               (955)

CASH, beginning of period....................................................        1,350               2,316
                                                                                  --------             -------

CASH, end of period..........................................................$         288     $         1,361
                                                                                ==========           =========












           See accompanying notes to consolidated financial statements


                                      ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                                        (Unaudited)
                                                       (in thousands)

                                                                                        Nine  Months Ended
                                                                                            September  30,
                                                                                      1997               1996
                                                                                      ----               ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION, cash paid for interest during
     the period   ...........................................................$          707      $       2,187
                                                                                     ======             ======

SUPPLEMENTAL SCHEDULES OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:

     Increase  (decrease) in amount due under  redemption  agreement,  including accrued interest of $237 and $235 in 1997 and 1996
         respectively........................................................$        (897)     $        1,024
                                                                                     ======            =======

     Preferred stock issued on September 30, 1997 in settlement of an
         affiliated loan ....................................................$        2,000      $           --
                                                                                     ======          ==========

     Common stock issued for payment of notes payable........................$          475      $           --
                                                                                     ======          ==========

     Commons stock issued for settlement of certain accounts payable and
         accrued expenses....................................................$          536      $           --
                                                                                     ======          ==========

     Common stock issued for payment of long-term debt.......................$         --        $       2,454
                                                                                                       =======

     Preferred stock issued in settlement of long-term debt, includes
         $41 of accrued interest and $1,019 of debt conversion fee...........$         --        $      21,407
                                                                                                        ======

























           See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (in thousands)



NOTE 1 - NATURE OF BUSINESS

     Alpha Hospitality Corporation (the "Company") was incorporated in Delaware on March 19, 1993, through its subsidiaries is engaged in (i) the ownership and operation of a gaming vessel located in Greenville, Mississippi, and (ii) the pursuit of casino development and management opportunities in Missouri and New York.


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

     Loss Per Common Share - Loss per common share is based on the weighted average number of shares outstanding. The Company's outstanding stock options, warrants and convertible preferred stock are excluded in the computation since they would have an antidilutive effect on loss per common share. Certain shares
(616) being held in escrow are included in this calculation.

     Promotional Allowances - Revenues do not include the retail amount of food and beverage of approximately $2,740, $2,942, $845 and $790 provided gratuitously to customers, for the nine months and three months ended September 30, 1997 and 1996, respectively.

     Use of Estimates - The preparation of financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (in thousands)



NOTE 3 - PROPERTY AND EQUIPMENT

     Details of property and equipment at September 30, 1997 and December 31, 1996 are as follows:

                                                     1997                1996
                                                  ---------           -------
         Land and building..................    $      214        $       214
         Boat, barge and improvements.......        24,341             24,261
         Leasehold and improvements.........        14,241             14,215
         Gaming equipment...................        10,302             10,221
         Furniture, fixtures and equipment..         7,430              7,414
         Transportation equipment...........           779                810
         Construction in progress...........           805                 --
                                                  --------          -----------
                                                    58,112             57,135
         Less accumulated depreciation
              and amortization..............        21,300             17,475
                                                    ------             ------
                                                $   36,812        $    39,660
                                                    ======             ======

     Included in property and equipment at September 30, 1997 and December 31, 1996 is approximately $1,225 related to assets recorded under capital leases. Included in accumulated depreciation and amortization at September 30, 1997 and December 31, 1996 was approximately $609 and $498, respectively, of amortization related to assets recorded under capital leases.


NOTE 4 - NOTES PAYABLE

     Notes payable at September 30, 1997 and December 31, 1996 are comprised of the following:

                                                                Interest
                                                                   Rates         1997             1996
                                                                -----------      ----             ----
  Notes payable to Bryanston Group, Inc.  (Bryanston),
        an affiliate and former Cotton Club stockholders
        of which $295 and $394 in 1997 and 1996,
       respectively are non-interest bearing...............      10%             1,401            1,885

  Revolving bank line of credit  with payments of
       principal and interest due December 1997,
       collateralized by cash advances.....................      25%               370              497

  Other....................................................    Various              18               18
                                                                               -------          -------
                                                                            $    1,789        $   2,400
                                                                                 =====            =====

     At September 30, 1997, the Company was in default of its notes payable to Bryanston and a former Cotton Club stockholder. The Company received a waiver of the default through December 31, 1997, on the Bryanston notes aggregating $1,399.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (in thousands)



NOTE 5 - LONG-TERM DEBT

     Long-term debt at September 30, 1997 and December 31, 1996 is comprised of the following:

                                    Interest
                                                                     Rates              1997               1996
                                                                   ---------          --------           ------
         Mortgage note payable, Bryanston, principal and interest
              due monthly through November 1998, collateralized
               by the barge and certain other assets..............      10%         $   7,800        $   7,800

         Mortgage note payable in monthly  installments  of $70
              plus interest at 30-day  commercial  paper rate
              (5.5% at  September  30, 1997) plus
              3.5% adjusted quarterly,
              collateralized by the boat and improvements.........       9%             3,656            3,656

         Equipment notes payable monthly through November
              1999 and collateralized by certain assets...........   11-14%             8,366            9,284

         Note payable  quarterly through March 2000 and
              secured by assignment of
              interest in the mortgage note payable to
              Bryanston ..........................................      10%             1,100            1,200

         Capitalized lease obligations, payable monthly, expiring
              in various years through 2001.......................   10-15%               325              386

         Other....................................................    7-11%                 7               68
                                                                                    ------------     -------------
                                                                                       21,254           22,394

         Less current portion.....................................                     20,293           14,528
                                                                                    ---------        ---------
                                                                                  $       961    $       7,866
                                                                                   ===========      ==========



     Aggregate future required principal payments are approximately as follows:

     Years ending September 30:
         1998...................................        $      20,293
         1999...................................                  518
         2000...................................                  397
         2001...................................                   44
         2002...................................                    1
         Thereafter.............................                    1
                                                          -----------
                                                        $      21,254

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (in thousands)


NOTE 5 - LONG-TERM DEBT - (Continued)

     In March 1997, the Company settled in an action brought against it for alleged past due and future accelerated rentals in connection with its Lakeshore, Mississippi, ground lease. In the settlement, the Company paid $500 at closing and $1,200 in the form of a three year, 10% note payable quarterly. The note will be secured by assignment of an interest in the mortgage note payable to Bryanston. Additionally, the Company will have the option to buy out the remaining obligations at reduced principal amounts at accelerated dates, as specified in the settlement agreement.

     In October 1995, the Company restructured certain equipment notes, aggregating approximately $9,000, with unrelated parties, whereby, the Company will pay approximately $6,500 in forty-eight monthly installments of $166 (which includes interest of 10% per annum) commencing December 15, 1995. The balance of approximately $2,500 bears interest at 10% annum, is due on November 15, 1999, and may either be partially or fully repaid, pursuant to an escrow agreement from the net proceeds of the sale of 616 shares of the Company's common stock held in escrow. To the extent that the net proceeds exceeds $2,500 plus accrued interest ($237 at September 30, 1997), the excess will be applied to the $6,500 portion of the debt. However, if the net proceeds are less than the $2,500 plus accrued interest, then the Company will be required to remit the balance due at maturity (see Note 8). The escrow agreement provides for the unrelated party to have full voting rights pertaining to the escrowed shares and the right to sell any or all of the shares. The Company has the right of first refusal to purchase the shares that the unrelated party desires to sell. The debt is collateralized by the Company's barge and certain gaming equipment.

     At September 30, 1997, the Company was in default for nonpayment on (i) the mortgage notes aggregating $11,456, and (ii) the equipment notes aggregating $3,433. In addition, the Company was in default of certain loan covenants not relating to payments which pertained to equipment notes amounting to $4,768. The Company received a waiver of the defaults on the $7,800 mortgage note payable to Bryanston through December 31, 1997. Accordingly, the mortgage notes of $11,456 and the equipment notes aggregating $8,201 are reflected in current liabilities at September 30, 1997.


NOTE 6 - ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

     Accounts payable and other accrued expenses at September 30, 1997 and December 31, 1996, are comprised of the following:

                                          September  30        December 31
                                               1997                1996
                                        -----------------      -----------
         Construction.................  $     1,774      $       2,121
         Insurance financing..........           20                585
         Accrued professional fees....          563                983
         Accrued property taxes.......          508                708
         Accrued interest.............        3,699              2,196
         Other........................        2,356              3,318
                                              -----             ------
                                        $     8,920      $       9,911
                                              =====              =====

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (in thousands)


NOTE 7 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

     The Company is obligated under a $20,000 non-revolving promissory note with Bryanston. The note, which bears interest at prime (8.5% at September 30, 1997) plus 2%, is payable at the lesser of the outstanding principal amount or $2,000 per annum through December 31, 1999. Beginning in 1996, interest is due and payable monthly and the 1995 interest accrued on the note ($503) is payable on the notes maturity date, December 2000. Additionally, commencing May 1, 1996, and for each of the next succeeding three years thereafter, the Company is required to make additional principal payments equal to "Available Cash Flow of Maker" as defined in the note. The outstanding principal balance at September 30, 1997 and December 31, 1996 is $2,936 and $1,746, respectively.

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

     In January 1995, the Company, through its subsidiary, Alpha St. Regis, entered into a memorandum of understanding with Catskill Development, L.L.C.
(Catskill) pursuant to which Alpha St. Regis is to participate in the development of, and thereafter manage, a casino to be built adjacent to the Monticello Raceway in Sullivan County, New York. Subsequently, Alpha St. Regis assigned its interest with Catskill Development, L.L.C. to Alpha Monticello, Inc. It is intended that the casino will be owned by the St. Regis Mohawk Indian Tribe (Tribe) and will be located on land to be placed in trust for the benefit of the Tribe. The casino project is subject to approval by the U.S. Department of Interior, the National Indian Gaming Commission and the State of New York, as well as the execution of definitive agreements with the Tribe. As of September 30, 1997, the Company has contributed $773 toward the design, architecture and other costs of development plans for the casino. Under the memorandum of understanding, Catskill and Alpha Monticello, Inc. committed to enter into a definitive agreement of the terms established in the memorandum, but there can be no assurance that such an agreement will ever be consummated. Bryanston is a 25% member of Catskill.

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

     In accordance with Mississippi law, the Company's casino license has a term of two years and is subject to periodic renewal. In October 1997, the Company received renewal of their casino license through October 1999 conditioned by the opening of its Greenville hotel by no later than February 26, 1998. The contractor has set a completion date of January 31, 1998 for the hotel. Failure to retain the Greenville license could have a material adverse effect on the Company's operations.

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

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (in thousands)



NOTE 7 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS - (Continued)

     In December 1996, Alpha Gulf and the Company were named as defendants in an action brought in the United States District Court for the Southern District of New York (Bally Gaming, Inc. v. Alpha Hospitality Corp. and Alpha Gulf Coast, Inc.) for allegedly engaging in conduct which would impair the collateral held as security for certain financial obligations. Such conduct includes the failure to pay certain monetary obligations unrelated to the obligations secured by the collateral. Plaintiffs seek specific performance of particular actions that Plaintiffs believe are necessary to protect the collateral that secures the financial obligations, plus unspecified damages and attorney's's fees, among other things. On November 3, 1997, the Court granted the Company's motion to dismiss with prejudice subject to the plaintiff's right to replead its complaint within seven days.

     In July 1997, Jubilation Lakeshore, Inc., Alpha Gulf Coast, Inc. and the Company were named as third party defendants in an action brought in the United States District Court for the Northern District of Mississippi, Greenville Division (General Electric Capital Corporation vs. Bally Gaming, Inc.) whereas Bally Gaming, Inc is alleging the same complaints as they asserted in the above mentioned action in the Southern District of New York. Although the ultimate outcome of the action cannot be determined, the Company has been advised the recent decision in the Southern District of New York will have a positive impact on this case.

     The Company is a party to various other legal actions which arise in the normal course of business. In the opinion of the Company's management, the resolution of these other matters will not have a material adverse effect on the financial position and results of operations of the Company .

NOTE 8 - AMOUNT DUE UNDER REDEMPTION AGREEMENT

     The amount due under the redemption agreement (see Note 5) is adjusted for changes in the market value of the Company's underlying common stock, not to exceed the original debt incurred, until the common stock is sold by the unrelated party.

     At September 30, 1997, and December 31, 1996, the amount due under the redemption agreement is $842 and $1,739, respectively, which includes $237 and $286, respectively, of accrued interest, resulting from the decrease in the fair market value of the shares of the Company's common stock in escrow at the respective dates and the price at the date of the escrow agreement.

NOTE 9 - STOCKHOLDERS' EQUITY

     Changes in stockholders' equity during the nine months ended September 30, 1997, include the net loss of $5,456, the issuance on September 30, 1997 of 83 shares of the Company's preferred stock in settlement of $2,000 due to Bryanston, the sale on March 12, 1997 of 571 shares of the Company's $.01 par value common stock for $1,000, common stock sold under the redemption agreement for $236, a decrease in the principal amount due under the redemption agreement (see Note 8) of $848, stock issued in April 1997 as payment for notes payable of $475 and stock issued in August 1997 and September 1997 for settlement of certain accounts payable and accrued expenses of $211 and $325, respectively.

       The Company's preferred stock has voting rights, is convertible to eight shares of common stock for each share of preferred stock and carries a dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event the dividend is not paid at the end of the Company's fiscal year (December
31), the dividend will be payable in common stock. As of September 30, 1997, the Company is obligated to declare a cash dividend of $1,927 and a stock dividend of 777 shares. As a result of the dividend not being paid by November 7, 1997, the dividend for the quarter ended September 30, 1997 increases from $2.90 per share to $3.77 per share. Accordingly, as of November 7, 1997, the Company's obligation to declare a cash dividend is increased to $2,087.


NOTE 10 - INCOME TAXES

     The Company and all of its subsidiaries file a consolidated federal income tax return. Income tax expense is allocated pursuant to the separate tax attributes of each subsidiary. At September 30, 1997 and December 31, 1996, the
Company's deferred federal tax asset is comprised of the tax benefit (cost) associated with the following items based on the 35% tax rate currently in effect:


                                                                        September 30,            December 31,
                                                                             1997                    1996
                                                                      --------------         -------------

Pre-opening costs currently deducted for financial
     reporting and amortized over 5 years for tax purposes............    $    694              $   984
Net operating loss carryforward.......................................      15,452               14,153
Differences between financial and tax depreciation methods............        (725)                (805)
Differences between financial and tax basis of assets and
     liabilities......................................................         850                  990
Other.................................................................         200                  171
                                                                            ---------          ---------
Deferred tax asset....................................................      16,471               15,493
Valuation allowance on deferred tax asset.............................     (16,471)             (15,493)
                                                                          --------              ------
                                                                      $       --       $            --
                                                                          =============     =============



     The Company has available for federal income tax purposes, a net operating loss carryover of approximately $44,148 expiring in the years 2008 through 2012.

 NOTE 11 - DISCONTINUED OPERATIONS

     On December 31, 1996, the Company sold its hotel management subsidiary, Alpha Hotel Management Company, Inc., to Bryanston Group, Inc. Summary operating results of discontinued operations for the nine and three months ended September 30, 1996 are as follows:

                                                       Nine Months  Three Months

 Revenues.............................................  $   1,489     $    440
 Cost of revenues.....................................        934          315
                                                          -------     --------

 Income from operations of discontinued hotel
   management segment, before intercompany charges....  $     555     $    125
                                                          =======      ========

     NOTE 12 - CONTINUING OPERATIONS

     The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant losses from operations and has a working capital deficit of $37,448 and an accumulated deficit of $60,870 at September 30, 1997. In addition, the Company was not in compliance with certain long-term debt covenants, therefore requiring the obligations to be classified as current liabilities.

     Management recognizes that these concerns raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to correct these current conditions includes continuing to operate the Greenville casino generating positive cash flow, developing its Greenville hotel and selling or relocating the Jubilation Casino. The Company is continuing to explore opportunities that will attain the best return to the Company from its gaming assets. The Company is continuing to seek more favorable financing or the sale of equity to meet its working capital requirements. Accordingly, the Company's ability to continue as a going concern is dependent upon its ability to develop working capital, maintain future profitable operations, and meet its creditors demands. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands)


Results of Operations - Casinos
     Results of Operations - Alpha Gulf Coast, Inc.  ("Alpha Gulf")

         The following table sets forth the statements of operations before intercompany charges for Alpha Gulf's casino operations, located in Greenville, Mississippi, for the nine months and three months ended September 30, 1997 and 1996:

                                                          Nine Months             Three Months
                                                          Ended September 30      Ended September  30
                                                         --------------------      -------------------
                                                             1997     1996          1997         1996
                                                            -----    -----          ----        -----
         Revenues:
              Casino       .............................$ 23,868  $  27,901        $  8,013  $  8,980
              Food, beverage and other..................     466        794             147       224
                                                        --------   --------         -------   -------
                  Total revenues........................  24,334     28,695           8,160     9,204
                                                          ------     ------          ------    ------

         Operating expenses:
              Casino       .............................   9,004      9,770           3,128     3,173
              Food, beverage and other..................     434      1,053             154       290
              Selling, general and administrative.......  12,075     12,417           4,028     3,921
                                                          ------     ------           -----    ------
                  Total operating expenses..............  21,513     23,240           7,310     7,384
                                                          ------     ------          ------    ------

         Income from operations.........................   2,821      5,455             850     1,820
                                                         -------    -------         -------     -----

         Other expenses:
              Interest     .............................   1,536      1,537             526       502
              Depreciation and amortization.............   3,841      3,622           1,289     1,238
                                                          ------     ------          ------    ------
                  Total other expenses..................   5,377      5,159           1,815     1,740
                                                         -------     ------          ------    ------

         Income (loss) before intercompany charges......$ (2,556) $     296        $ (965)   $     80
                                                          =======  ========        =======   ========


Nine Months Ended September 30, 1997 and 1996:

     Alpha Gulf generated revenues of $24,334 and $28,695 in 1997 and 1996, respectively. Casino revenues were $23,868 and $27,901 in 1997 and 1996, respectively. Food, beverage and other revenues were $466 and $794 in 1997 and 1996, respectively. The decrease in casino revenues was primarily the result of the entry of the third casino vessel to the Greenville market in November 1996 and high water in the month of April 1997. The entry of the third casino vessel in the Greenville market to date has not increased the market volume to absorb the additional player positions. The market growth during this period was 4.4% over last year during the first nine months. Alpha Gulf continues to achieve superior market share over its competition at 41.5%, with 39.0% of the available player positions in The Greenville market. The high water experienced in April 1997 had a significant impact on accessibility to the casinos by their patrons. The food and beverage revenues are reflective of Alpha Gulf's player development program which focuses on player parties showcasing the food and entertainment facilities of the Jubilee Casino. The player parties are by invitation only and are complimentary to the casino's guests.

     Alpha Gulf's casino operating expenses were $9,004 and $9,770, (approximately 38% and 35% of casino revenues for each period) in 1997 and 1996, respectively. Food, beverage and other expenses were $434 and $1,053 in 1997 and 1996, respectively. The decrease in casino expenses was due to reduced payroll and related expenses of $451 resulting from management's personnel efficiencies that were implemented during the second quarter of 1996 and a reduction in expenses of $315 due to the reduced volume of casino guests as a result of the opening of the third casino vessel mentioned above.

     Food and beverage revenues do not include the retail value of food and beverage of approximately $2,740 and $2,942 provided gratuitously to customers in 1997 and 1996, respectively. This decrease is due to the player development program discussed above. The operating costs associated with these services are allocated to the casino costs which in turn reduced the food and beverage costs.

     Selling, general and administrative expenses consists of payroll and related benefits of approximately $4,111 and $4,249, marketing and advertising of approximately $4,923 and $4,985, occupancy costs of approximately $1,790 and $1,914 and operating expenses of $1,251 and $1,269 in 1997 and 1996, respectively. The reduced payroll and related costs of $138 and operating expenses of $18 was a direct result of management's cost-cutting measures completed during the second quarter of 1996. The $62 decrease in marketing and advertising was the result of management's target marketing towards specific casino customer groups.

     The reduced occupancy costs from 1996 to 1997 of $124 were the result of management's energy reduction and efficiency measures implemented in 1997.

     Interest expense was primarily related to the first mortgage on the gaming vessel, equipment financing and various capitalized leases and is consistent from 1996 to 1997.

     Depreciation  and  amortization  was  $3,854  and  $3,622 in 1997 and 1996,
respectively.   The  increase  was  a  direct  result  of   additional   capital
expenditures for the purchase of equipment and fixtures.

Three Months Ended September 30, 1997 and 1996:

     Alpha Gulf generated revenues of $8,160 and $9,204 in 1997 and 1996, respectively. Casino revenues were $8,013 and $8,980 in 1997 and 1996, respectively. Food, beverage and other revenues were $147 and $224 in 1997 and 1996, respectively. This decrease in casino revenues was primarily the result of the entry of the third casino vessel to the Greenville market in November 1996 and high water in the month of April 1997. the entry of the third casino vessel in the Greenville market to date has not increased the market volume to absorb the addition player positions. The market growth during this period was 8.0% over last year during the same period. Alpha Gulf continues to achieve superior market share over its competition at 43.1% with 39.0% of the available player positions in the Greenville market. The high water experienced in April 1997 had a significant impact on the accessibility to the casinos by their patrons. The food and beverage revenues are reflective of Alpha Gulf's player development program which focuses on player parties showcasing the food and entertainment facilities of the Jubilee Casino. The player parties are by invitation only and are complimentary to the casino's guests.

     Alpha Gulf's casino operating expenses were $3,128 and $3,173, (approximately 39% and 35% of casino revenues for each period ) in 1997 and 1996, respectively. Food, beverage and other expenses were $154 and $290 in 1997 and 1996, respectively. The decrease in casino expenses of $45 was primarily due to the reduced volume of business created by the entry of the third gaming vessel in November, 1996.

     Food and beverage revenues do not include the retail value of food and beverage of approximately $845 and $790 provided gratuitously to customers in 1997 and 1996, respectively. The reduction of food, beverage and other costs are primarily attributable to the reduced volume of food, beverage and other revenues.

     Selling, general and administrative expenses consists of payroll and related benefits of approximately $1,364 and $1,423, marketing and advertising of approximately $1,679 and $1,462, occupancy costs of approximately $570 and $666 and operating expenses of $415 and $370 in 1997 and 1996, respectively. The reduced payroll and related costs of $59 was primarily due to the reduced volume of business created by the entry of the third gaming vessel in November, 1996. The $217 increase in marketing and advertising was the result of management's response to increased market competition from the entry of a third casino vessel in the Greenville market. The reduced occupancy costs from 1996 to 1997 of $96 were the result of management's energy reduction and efficiency measures implemented in 1997.

     Interest expense was primarily related to the first mortgage on the gaming vessel, equipment financing and various capitalized leases. Interest expenses was consistent from 1996 to 1997.

     Depreciation and amortization was $1,289 and $1,238 in 1997 and 1996, respectively. The increase was a direct result of an increase in capital expenditures for the purchase of equipment and fixtures.

     Future Operations - Alpha Gulf

     Alpha Gulf's Bayou Caddy's Jubilee Casino operating results have improved since its November 1995 relocation to Greenville. Although the Greenville gaming market has experienced dilution due to the entry of the third casino vessel in November 1996, Alpha Gulf's Jubilee Casino currently has the casino capacity, food and beverage and entertainment facilities that are unique to the Greenville area.

     In April 1997, Alpha Gulf received approval from the Mississippi Gaming Commission for its infrastructure investment requirement to build and operate a hotel on property adjacent to its Greenville casino location. Alpha Greenville Hotel, Inc., a newly formed, wholly owned subsidiary of Alpha Hospitality Corporation, entered into a long term lease with the Board of Mississippi Levee Commissioners to lease property including historical landmark buildings for the development of a forty-one key single room and suite hotel. This hotel will add a new dimension to the casino patron experience and will be an added amenity to our player development program. In July 1997, construction commenced on the hotel project with a projected completion date of January 31, 1998, and a total estimated cost of $3.2 million. Construction costs incurred and deposits made through September 30, 1997 amounted to $805 and $170, respectively. Although the permanent source of financing this project has not been identified at this time, Alpha Greenville Hotel has received interim financing from Bryanston Group, Inc., an affiliate.

Results of Operations - Jubilation

     The Company acquired the Jubilation gaming vessel (formerly known as the Cotton Club) on October 26, 1995. The vessel's operations in Greenville were terminated on October 30, 1995. After its relocation to Lakeshore, Mississippi the Jubilation reopened for business on December 21, 1995. As a result of losses from operations and declining revenues, which would only improve with a substantial investment of funds for the construction of additional amenities, the Jubilation casino was closed in July 1996.

     The continuing costs incurred during the nine and three month periods ended September 30, 1997 for continuing administration, insurance and compensation settlements with former employees were $796 and $411, respectively. Interest expense primarily related to the debt on the idle gaming vessel and equipment, amounted to $645 and $225, respectively, for the nine and three month periods ended September 30, 1997.

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

     During the nine and three month periods ended September 30, 1997, Alpha Monticello has incurred casino development costs of $276 and $95, respectively, which relates to a general corporate overhead allocation.

     Missouri - Alpha Missouri

     Alpha Missouri has not commenced operations. Alpha Missouri has applications pending for site approval and a gaming license with respect to the development of a riverboat gaming facility in Louisiana, Missouri. It has incurred development costs of approximately $243 and $87 in 1997 and 1996, respectively, related to its proposed development of a riverboat casino in Louisiana, Missouri. These costs are substantially comprised of a general corporate overhead allocation. Although existing law in Missouri does not restrict the number of licenses the Missouri Gaming Commission may issue, the Commission has effectively placed a moratorium on any new licenses in the Louisiana market area. The Company believes such a restriction will remain in place until a market assessment of the existing approved license can be made.

Hotel Management - Alpha Hotel Management Company, Inc. ("Alpha Hotel")

On December 31, 1996, to reduce the Company's debts to Bryanston, the Company sold Alpha Hotel Management Company, Inc. to Bryanston for $3,000 and realized a $2,849 gain after tax. The sale price was based upon an independent valuation of Alpha Hotel.

Liquidity and Capital Resources

     For the nine months ended September 30, 1997, the Company had net cash used in operating activities of $2,647. These uses were the result of the net loss of $5,456 less non-cash expenses of $3,854 (depreciation and amortization) and a net decrease in working capital or $1,045. The decrease in working capital consisted primarily of a decrease in prepaid expenses of $539, a decrease in accounts payable and other accrued expenses of $268 and a decrease in payroll and related liabilities of $1,272.

     Cash used in investing activities of $1,329 consisted of $201 in purchases of property and equipment, $975 of Alpha Greenville Hotel construction costs and deposits and $153 of other assets.

     Cash provided by financing activities of $2,914 was attributable to $3,190 in advances under the $20,000 non-revolving promissory note with Bryanston, proceeds of $1,000 from the sale of common stock and the $1,276 principal reduction of long term debt and notes payable. $500 of the $1,000 proceeds from the sale of common stock was used in connection with the March 1997 settlement of an operating lease relative to the real property located in Lakeshore. The remaining $500 was used for working capital requirements for development.

     Although the Company is subject to continuing litigation from which the ultimate outcome cannot presently be determined at this time, management believes any additional liabilities that may result from these cases will not be in an amount that will materially increase the liabilities of the Company as presented in the attached financial statements.

     At September 30, 1997, the Company was in default of its notes payable to Bryanston and former Cotton Club stockholders. The Company received a waiver of default through December 31, 1997 on the Bryanston notes aggregating $1,399.

     At September 30, 1997, the Company was in default for nonpayment on (i) the mortgage notes aggregating $11,456, and (ii) the equipment notes aggregating $3,433. In addition, the Company was in default of certain loan covenants not relating to payments which pertained to equipment notes amounting to $4,768. The Company received a waiver of the defaults on the $7,800 mortgage note payable to Bryanston through December 31, 1997. Accordingly, the mortgage notes of $11,456 and the equipment notes aggregating $8,201 are reflected in current liabilities at September 30, 1997.

Continuing Operations

     The Company continues to suffer net losses from its operations and development activities and has a working capital deficit of $37,448 and an accumulated deficit of $60,870 at September 30, 1997. In addition, the Company was not in compliance with certain long term debts which are included in current liabilities. The Company's Greenville, Mississippi casino operation continues to achieve positive income from operations despite the entry of a third gaming vessel into the Greenville, Mississippi gaming market. Furthermore, the Jubilation Lakeshore incurred continuing expenses of $797 in addition to its continued interest expense of $645. Management is continuing to seek resolution with the Jubilation Lakeshore creditors and continues to review other venues to operate the Jubilation and has reduced further its continuing costs of maintaining the Jubilation.

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

     In July 1997, Jubilation Lakeshore, Inc., Alpha Gulf Coast, Inc. and the Company were named as third party defendants in an action brought in the United States District Court for the Northern District of Mississippi, Greenville Division (General Electric Capital Corporation vs. Bally Gaming, Inc.) whereas Bally Gaming, Inc is alleging the same complaints as they asserted in the above mentioned action in the Southern District of New York. Although the ultimate outcome of the action cannot be determined, the Company has been advised the recent decision in the Southern District of New York will have a positive impact on this case.

     There have been no other material developments during such period to any existing legal proceeding.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     As of November 7, 1997, the Company was in default of its mortgage notes payable of $11,456,000 and equipment notes payable aggregating approximately $8,201,000, for non-payment. The total arrearage of principal and interest payments on the aforementioned debt is approximately $23,000,000.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.




Dated: November 7, 1997               /s/ STANLEY S. TOLLMAN
                                      Stanley S. Tollman
                                      Chairman and CEO




Dated: November 7, 1997               /s/ JAMES A.  CUTLER
                                      James A. Cutler
                                      Chief Financial Officer