Form 10-K
period 1997-12-31
ALPHA HOSPITALITY CORP
filed 1998-03-27
CIK 906780

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the year ended December 31, 1997.

  (   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 (No Fee Required)

For the transition period from                        to

Commission file number                1-12522

                         Alpha Hospitality Corporation
           (Name of small business issuer in its charter)

Delaware                                                    13-3714474
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

12 East 49th Street, New York, N.Y.                         10017
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number (212) 750-3500 Securities registered under Section 12(b) of the Exchange Act:
                                                    Name of each exchange
 Title of each class                                  on which registered

 Common Stock, $.01 par value per share             Boston Stock Exchange

 Redeemable Common Stock Purchase Warrants each redeemable common stock purchase warrant entitling the holder to purchase one share of common stock

 Securities registered under Section 12(g) of the Exchange Act:
                                                  None
                              (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes         X                              No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The  issuer's   revenues  for  the  year  ended   December  31,  1997  were
approximately $ 31,633,000.

     The aggregate market value on March 25, 1998 of the voting stock held by non-affiliates computed based on the average bid and asked prices of such stock on that date was approximately $21,000,000.

     As of March 25, 1998, 14,406,204 shares of Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None



Transitional Small Business Disclosure Format:

          Yes                                        No          X


The Exhibit Index is located on Page 44.

ITEM 1.  BUSINESS

General


     The Company was incorporated in Delaware on March 19, 1993; Alpha Gulf Coast, Inc. ("Alpha Gulf" or "Gulf Coast") was incorporated in Delaware on May 4, 1993; Jubilation Lakeshore, Inc. ("Jubilation Lakeshor") was incorporated in Mississippi on December 8, 1992; Alpha Missouri, Inc. ("Alpha Missouri") was incorporated in Delaware on March 17, 1995; Alpha Monticello, Inc. ("Alpha Monticell") was incorporated in Delaware on May 30, 1996; Alpha Rising Sun, Inc. "Alpha Rising Sun"") was incorporated in Delaware on August 6, 1993; Alpha St. Regis, Inc. ("Alpha St. Regis") was incorporated in Delaware on June 24, 1994; Alpha Greenville Hotel, Inc. ("Greenville Hotel") was incorporated in Delaware on February 27, 1997; and Alpha Entertainment, Inc. ("Alpha Entertainmen") was incorporated in Delaware on March 12, 1997. The Company's principal executive offices are located at 12 East 49th Street, New York, New York 10017, and its telephone number is 212-750-3500.

     Historically, the Company had been engaged in (i) the ownership and operation, through Alpha Gulf, of a gaming vessel, in Greenville, Mississippi, and the construction of an adjacent hotel through its Greenville Hotel subsidiary, (ii) the pursuit of gaming related and other opportunities through the Company's other subsidiaries, and (iii) providing management services to hotels and motels owned by third parties through its former subsidiary, Alpha Hotel Management Company, Inc. ("Alpha Hotel").

     As of December 31, 1996, the Company sold 100% of the stock of its Alpha Hotel subsidiary in consideration for $3,000,000, in the form of a reduction of indebtedness to the purchaser. As a result of such sale, the Company ceased its hotel and motel management business.

     Pursuant to an Asset Purchase Agreement dated December 17, 1997, the Company agreed to sell to Greenville Casino Partner, L.P. (the operator from another casino barge in Greenville, Mississippi), the Bayou Caddy's Jubilee Casino and related assets, comprising substantially all the Company's operating assets, in consideration for (i) approximately $11.8 million dollars in cash,
(ii) 25% limited partnership interest in Greenville Casino Partners, L.P., (iii) the assumption of approximately $2,000,000 of liabilities of Alpha Gulf, and
(iv) the assumption of an additional approximately $23,900,000 of indebtedness (inclusive of loan costs and loan discounts aggregating approximately $6,000,000, which was not received by the Company) owed by Alpha Gulf and Greenville Hotel to an institutional lender, which indebtedness had been incurred in anticipation of the proposed sale.

     On February 23, 1998, the stockholders of the Company approved the sale transaction at an Annual and Special Meeting of Stockholders. The sale of the casino and hotel operations was closed on March 2, 1997. See Item 7, herein, for a detailed discussion of the sale transaction.

     As a results of the Company's sales of its Alpha Hotel and Alpha Gulf operations, the Company's current operations are limited to the development of potential new gaming operations in New York and the acquisition or development of other business operations.

Casino Operations and Gaming Activities

1997 Operations

     The Bayou Caddy's Jubilee Casino. The Bayou Caddy's Jubilee Casino, located in Greenville, Mississippi, was owned and operated by the Company's wholly-owned subsidiary Gulf Coast. On May 14, 1993, pursuant to an asset purchase agreement among Gulf Coast, B.C. of Mississippi, Inc. ("B.C.") (formerly known as Bayou Caddy, Inc.), and certain shareholders of B.C., the Company acquired B.C.'s leasehold interests under certain lease agreements and certain other assets incidental to the development and ownership of the Bayou Caddy's Jubilee Casino. The Company proceeded with this acquisition because it gave the Company the opportunity to enter the casino business in Lakeshore, Mississippi, the original site of the Bayou Caddy's Jubilee Casino. Moreover, B.C. had already initiated the process of obtaining requisite approvals for a casino operation in Lakeshore, thereby expediting the Company's ability to conduct casino operations in Mississippi.

     The Company initiated the Bayou Caddy's Jubilee Casino's gaming operations on January 12, 1994, subsequent to its construction on a marine vessel in 1993, which construction received the requisite approvals from the U.S. Army Corps of Engineers and the Mississippi Department of Natural Resources. Prior to the initiation of the Bayou Caddy's Jubilee Casino's gaming operations, the Company applied for and received the required license renewals and approvals from the Mississippi Gaming Commission (the "Mississippi Commission"). See "Business -- Government Regulation -- Licensing -- Mississippi."

     Following the Company's acquisition (through Jubilation Lakeshore) of the Cotton Club casino in October 1995 (see "The Company -- Discontinued Activities -- The Jubilation Casino") the Company transferred the Bayou Caddy's Jubilee Casino from Lakeshore to Greenville. The Bayou Caddy's Jubilee Casino reopened in Greenville on November 17, 1995. The movement of the Bayou Caddy's Jubilee Casino to Greenville increased the capacity at Greenville and brought an upscale facility to the Greenville market. Management believed that the relocation of the Bayou Caddy's Jubilee Casino to Greenville was an appropriate action designed to increase the return on the Company's gaming assets in Mississippi.

     The Bayou Caddy's Jubilee Casino has 844 slot machines and 29 table games. In addition to its gaming activities, the Bayou Caddy's Jubilee Casino includes a 175-seat buffet, a 350-seat showroom, a 98-seat restaurant and parking to accommodate 950 customer vehicles. In January 1996, the Company completed renovation of its leased restaurant facility at Greenville in order to give customers a dining alternative, offering fine dining in an elegant setting. Management believes that the Bayou Caddy's Jubilee Casino, which offers an attractive casino environment and significant casino capacity, will continue to at least capture its fair market share of the Greenville gaming market.

     In April 1997, Gulf Coast received approval from the Mississippi Commission for its infrastructure investment requirement to build and operate a hotel on property adjacent to the Bayou Caddy's Jubilee Casino location. Greenville Hotel entered into a long term lease with the Board of Mississippi Levee Commissioners to lease property, including historical landmark buildings, for the development of a forty-one key single room and suite hotel. Management believes that this hotel will add a new dimension to the Company's casino patron experience and will be an added amenity to the Company's player development program. The total cost of this project including capitalized interest, indirect labor and sundry costs was to be $3.7 million. Greenville Hotel received interim financing from Bryanston Group, Inc. ("Bryanston"), an affiliate, to fund construction. In February 1998, the Company completed consturction of its Greenville Hotel. On March 2, 1998, through Alpha Gulf and Greenville Hotel, the Company sold the Bayou Caddy's Jubilee Casino, the Greenville Hotel and other related assets to Greenville Casion Partners, L.P. (Buyer). (See "Business - General")

Development Activities

     New York. In March 1994, the Company entered into a joint venture agreement relating to the operation and development of a gaming facility located on the reservation of the St. Regis Mohawk Tribe of Hogansburg, New York (the "Tribe"). The Company subsequently decided not to proceed with the project at Hogansburg, New York, since the Company and the Tribe began exploring a more suitable arrangement relating to the development of a casino in Sullivan County, New York, as discussed below.

     On January 19, 1996, the Company, through its subsidiary, Alpha St. Regis, entered into a memorandum of understanding with Catskill Development, L. L. C. ("Catskill") regarding the development and management of a casino to be built adjacent to the Monticello Raceway in Sullivan County, New York. Bryanston is a 25% member of Catskill. This memorandum of understanding was assigned to Alpha Monticello. Mohawk Management L.L.C. (a company of which the Company's subsidiary Alpha Monticello owns 50%) has executed an agreement with the Tribe for the management of such proposed casino, and subject to the obtaining of requisite approvals, it is anticipated that Mohawk Management L.L.C. will undertake the development and management of this casino and Alpha Monticello will be responsible for the day-to-day operations of this casino. It is intended that the casino will be owned by the Tribe and will be located on land to be placed in trust for the benefit of the Tribe. The Monticello Raceway is located 90 miles from New York City.

     This casino project is subject to approval by the U.S. Department of the Interior and its Bureau of Indian Affairs, the National Indian Gaming Commission and the Governor of the State of New York. Under the memorandum of understanding, Catskill and the Company have committed to enter into a definitive agreement on the terms established in the memorandum.

     Catskill purchased the 225 acre Monticello Raceway in June 1996. The Company is advised that Catskill plans to continue Monticello's racing program and to explore other developments at the site in addition to the proposed casino referred to above.

     There can be no assurance that the project will receive all requisite approvals. However, if such approvals are obtained, it is the Company's current intention to proceed with the development of this gaming activity.

     During 1997 and 1996, Alpha Monticello, Inc. incurred $907,000 and $1,975,000 of costs, of which $557,000 and $734,000, respectively, has been capitalized and the remaining $350,000 and $1,241,000, respectively, are for casino development costs which are substantially comprised of a corporate overhead allocation.

     In March 1998, Catskill completed the State Environmental Quality Review Act process with the Village of Monticello's Planning Board as Lead Agency.

Discontinued Activities

     Missouri. The City of Louisiana is currently competing with other cities in Missouri for the next gaming license to be granted in that State. In the event that the state gaming authorities select Louisiana, Missouri as the locality to receive the next gaming license to be granted, the Company intends to compete for the license to provide gaming facilities. The City of Louisiana is located approximately 60 miles north of metropolitan St. Louis and 70 miles from Springfield, Illinois, that state's capital.

     The Company anticipates that, if the license is granted, it will provide a gaming vessel with a capacity of approximately 750 gaming positions. The project cost is presently expected to be approximately $30 million. Subject to the Company's receipt of requisite licenses and approvals and the availability of any necessary financing, it is the Company's current intention, subject to confirmation of the economic feasibility of this project, to continue with the development of this project.

     Alpha Missouri has applications pending for site approval and a gaming license with respect to the development of a river boat gaming facility in Louisiana, Missouri. Although existing law in Missouri does not restrict the number of licenses the Missouri Gaming Commission may issue, the Commission has effectively placed a moratorium on any new licenses in the Louisiana market. The Company believes that such restriction will remain in place for an indeterminant time. As a consequence, Alpha Missouri and the City of Louisiana agreed to terminate the lease by Alpha Missouri of city-owned property that was anticipated to be used for the gaming project. While the Company has not withdrawn its application for site approval and gaming license, it does not anticipate any action on the project in the foreseeable future.

     The Company has incurred development costs of approximately $318,000, $239,000 and $179,000 in 1997, 1996 and 1995, respectively, related to its proposed development, comprised of a general corporate overhead allocation.

     The Jubilation Casino. In October 1995 the Company (through its subsidiary Jubilation Lakeshore) acquired the Cotton Club casino, a gaming vessel then moored in Greenville, Mississippi. Such casino was renamed the Jubilation Casino and was relocated from Greenville to Lakeshore, Mississippi, where it reopened on December 21, 1995. Management believed that the smaller Jubilation Casino could adequately service the existing Lakeshore market with substantially reduced cost of operations. However, based upon the Jubilation Casino's limited capacity, remote location and the increasing casino development in the Biloxi and Gulfport markets (which proved to be more attractive to casino patrons), the Jubilation Casino was unable to overcome operating deficits. As a result, in July 1996 management began to implement its plans to close the Jubilation Casino during August 1996. On July 16, 1996, operation of the Jubilation Casino was suspended in compliance with a directive of the Mississippi Commission, which asserted that the working capital of the Jubilation Casino was not sufficient and required that the Jubilation Casino's working capital be increased. Jubilation Lakeshore reviewed this working capital requirement in light of its previously announced plan to close the Jubilation Casino during August 1996 and the costs that would be incurred to reopen the Jubilation Casino. Based on this review, Jubilation Lakeshore decided not to reopen the Jubilation Casino.

     In connection with the plan to close the Jubilation Casino, management believes that it took all appropriate action required by federal law with respect to providing notice of such closing to its employees. In connection with the closing of the Jubilation Casino, management updated its assessment of the realizability of the leasehold improvements and related assets of the Jubilation Casino. Since this would have resulted in an impairment loss of approximately $14,507,000 and stockholders' equity below the requirements for continued listing of the Company's securities on NASDAQ, the Company accepted proposals by Bryanston and BP to convert approximately $19,165,000 and $1,222,000, respectively, of debt in to 693,905 and 44,258 shares of Preferred Stock.

     The Company has no current plans to reopen the Jubilation Casino and is investigating other possible uses, including the possible sale thereof.

     Hotel Operations. As of December 31, 1996, the Company sold 100% of the stock of its subsidiary, Alpha Hotel to Bryanston for consideration of $3,000,000 (in the form of a reduction by such amount of the outstanding indebtedness owed by the Company to Bryanston). Prior to agreeing to such sale, the Company evaluated the projected cash flow stream from Alpha Hotel's management contracts at $2.5 million on a present value basis. In light of this analysis and the uncertainty of maintaining such contracts (as demonstrated by the subsequent terminations of certain of the management contracts due to change in ownership) and the increasing competition for additional contracts, management of the Company determined that the $3.0 million in debt reduction was a fair value for these assets and that the Company's resources would be better devoted to the Company's other operations.

     Through Alpha Hotel, the Company provided management services to 14 hotels or motels. The Company provided management services to 13 of such hotels or motels primarily under a certain Service Agreement with Bryanston. The Company provided management services to these 13 hotels on behalf of Bryanston (which was 50% owned by Mrs. Beatrice Tollman, the spouse of the Company's Chairman, President and Chief Executive Officer, and 50% owned by a trust for the benefit of a child of Mr. Monty D. Hundley, the Company's former President and Chief Executive Officer), pursuant to certain individual management agreements. The rights to provide the management services were acquired by the Company in partial consideration for the issuance of the shares of Common Stock to Bryanston. Such rights were recorded by the Company at no cost to the Company based on its predecessor's cost, which was $0. Pursuant to the Service Agreement, the Company was the sole provider to such hotels of management services required of Bryanston and received substantially all fees due to Bryanston under the above-referenced management agreements. In addition, the Company provided management services to one hotel located in Myrtle Beach, South Carolina, under an agreement with the hotel's owner. All of the 14 hotels were "mid-priced," ranging between $40 and $70 per night, and all but one were operated as Days Inns.

     The Company and Bryanston had designed a financial management system whereby all accounting information was processed in a centralized accounting office in Hopewell Junction, New York. The system included management of all cash, accounts payable and receivable, and generated detailed monthly financial statements. The Company provided each property with standardized forms and procedures in order that all accounting in the management system was uniform. In connection with the Service Agreement, effective September 1, 1993, the Company entered into an expense reimbursement agreement (the "Expense Reimbursement Agreement") with Bryanston for the use of certain office space at its Hopewell Junction, New York facility in connection with the Company's hotel management operations. Pursuant to the terms of the Expense Reimbursement Agreement, the Company reimbursed Bryanston on a monthly basis for its share of rent, office expenses and direct payroll. The Expense Reimbursement Agreement allowed for cost-effective centralization and management of the Company's operations, partly based on the Service Agreement, and partly based on the fact that Bryanston, which employed some of the Company's employees, was also based at the Hopewell Junction office. See "Certain Transactions."

     Under the Service Agreement, the Company was compensated for its services in an amount equal to a percentage of total net revenues of the managed hotels (net of 1% of aggregate revenue retained by Bryanston). Such percentages ranged from 2% to 5%. Additional fees were earned from various incentive agreements and accounting fees. The management agreements typically had a term of 10 years and most had specified renewal terms. The majority of the initial terms were scheduled to expire in the years 2001 and 2002. The management agreements contained termination provisions that were consistent with hotel industry practice and could be terminated by either party due to an uncured default by the other party. One of the management agreements was terminable at the discretion of the hotel owner and others were terminable if there was a material decrease in the hotel operating results or upon sale of the property. The management agreements could also be terminated upon the sale of the managed hotels.

     As indicated above, all but one of the managed hotels were operated as Days Inns by arrangement with Bryanston, which was a Days Inns licensee. The terms of Bryanston's license provided for a special, partial exemption from the Days Inns license fees, which was ordinarily 8% of total net revenue for each of the hotels for which the Company provided management services. Each of the managed hotels was charged applicable fees for marketing and reservation service, but was exempt from the so-called "basic fee" of 5% since the elimination of the "basic fee" reduced the license fee to 3%, such reduction was economically significant to such hotels and was favorable to the Company since the arrangement was an incentive for Days Inn licensees to enter into management agreements with the Company. The term of the special exemption was equal to the term of the related management agreement, including any extensions for which provision was made therein, plus a further five-year term (intended to cover a possible future extension). The discount was not available, however, for any hotels other than those hotels operated by Bryanston. There was no discretion in the licenser, absent breach, to eliminate or modify the discount.

     The Company's hotel management operations were organized under a regional management structure. The overall hotel operation was supervised by the president of Alpha Hotel and regional executives were utilized to oversee and monitor the operations. The Company believed this type of organization, coupled with extensive operational systems and procedures, was the most effective way to provide management services for the hotels. In addition to the regional managers, the Company had a support staff comprised of accounting, marketing, sales and supervisory personnel. This comprehensive support staff helped ensure that all of the managed hotels maximized potential revenue and profit opportunities by implementing financial controls, marketing the Company's services to existing and potential clients and advising on programs related to hotel management services.

Marketing

     The Company had concentrated its sales, marketing and promotional activities for the Bayou Caddy's Jubilee Casino in its principal target market within a 50-mile radius of the casino. The target market had been reached through a combination of billboards, radio, television, newspaper advertising and direct mail.

     The Company developed an in-house mailing list of in excess 130,000 casino customers. These customers are madeup of table game players and "Slot Club" members. Table game customers had been identified through the casino's marketing representatives, and their play had been monitored to evaluate whether the customer warrants complimentary services provided by the casino. The award of complimentary services is consistent with standard industry practices and is based upon a customer's duration of play and average amount wagered. The "Slot Club" is an operation that allows the casino's computerized tracking system to identify customers, amount of play and other pertinent characteristics. The
"Slot Club" is an ongoing promotion where members are issued cards and accumulate points based on the amount of their play. Such points are redeemable for food, beverages and merchandise. Tournaments for blackjack, CRAPS and poker are held, along with other special events and promotions.

Competition

     There are currently 19 casinos located on the Mississippi River. In the Greenville market, the Company's Bayou Caddy's Jubilee Casino had competed with the Las Vegas Casino and the Lighthouse Point Casino, which opened in November 1996. The opening of the Lighthouse Point Casino resulted in a decrease in the gaming revenues of the Bayou Caddy's Jubilee Casino, which is expected to be corrected as the marketing programs of the new Lighthouse Point Casino help to increase the total Greenville market.

     Since the opening of the new casino, the Bayou Caddy's Jubilee Casino's fair share of the market, based on the number of player positions in the market, has improved. The Company believes that the Bayou Caddy's Jubilee Casino is well-positioned to compete successfully with the two other casinos in the
Greenville market, one of which is owned and operated by Greenville Casino Partners, L.P., the purchaser of Bayou Caddy's Jubilee Casino. As a result of the sale of the casino, the Company owns a 25% equity interest in Greenville Casino Partners, L.P. Approximately 60 miles south of the Bayou Caddy's Jubilee Casino is Vicksburg. Vicksburg has four casinos: the Isle of Capri, Harrahs Vicksburg, Ameristar and Rainbow Casino. Approximately 110 miles south of the Bayou Caddy's Jubilee Casino is Natchez with the Lady Luck Natchez Casino. Approximately 60 miles north of the Bayou Caddy's Jubilee Casino is Coahoma County with the Lady Luck Coahoma Casino. Tunica County is approximately 150 miles north of the Bayou Caddy's Jubilee Casino and has ten casinos -- Harrahs (2 casinos), Sams Town, Fitzgeralds, Sheraton, Hollywood Casino, Circus Circus, Horseshoe Casino, Grand Casino and Ballys. Since casinos outside a 50-mile radius of the Bayou Caddy's Jubilee Casino are not considered by the Company to be within its primary competitive market, the Company does not deem the casinos in Vicksburg, Natchez or Tunica County to be among its principal competitors.

     The Company has remained competitive in the markets affecting the Bayou Caddy's Jubilee Casino by keeping its gaming vessel well-maintained and by offering superior accommodations, entertainment programs and special events. In addition, the Company's advertising and marketing efforts have focused on maintaining the Company's presence in its market.

     Although the Bayou Caddy's Jubilee Casino has remained competitive, the Jubilation Casino, located on the Mississippi Gulf Coast, was unable to compete satisfactorily with the major casino developments in the Biloxi and Gulfport markets. This resulted in management's decision to close the Jubilation Casino during August 1996. See "Casino Operations and Gaming Activities -- Discontinued Activities-- The Jubilation Casino."

Seasonal Fluctuations

     The results of the casinos' operations have been seasonal, with the greatest activity occurring during the fair weather months of May through September (for example, for the quarters ended June and September 1996, gross revenues from operation of the Bayou Caddy's Jubilee Casino were approximately $12.9 million and $9.8 million, respectively, as compared to gross revenues from operation of the Bayou Caddy's Jubilee Casino for the following quarters ended December 1996 and March 1997 of approximately $8.4 million and $8.3 million, respectively). Consequently, the Company's operating results during the calendar quarters ending in December and March are not as successful as those quarters ending in June and September, and losses result from time to time. The seasonal nature of a casino's operations increases the risk that natural disasters or the loss of the casino for any other reason during the May through September period would have a materially adverse effect on the Company's financial condition and results of operations.

Government Regulation

     The Company's ownership and operation of its gaming properties are subject to regulation by federal, state and local governmental and regulatory authorities, including regulation relating to environmental protection. While the Company has not been the subject of any complaints or other formal or informal proceedings alleging any violations of government regulations, no assurance can be given that the Company is, or in the future will be, able to comply with, or continue to comply with, current or future governmental regulations in every jurisdiction in which it conducts or will conduct its business operations without substantial cost or interruption of its operations or that any present or future federal, state or local regulations may not restrict the Company's present and possible future activities. In the event that the Company is unable to comply with any such requirements, the Company could be subject to sanctions, which could have a materially adverse effect upon the Company's business. See "Business -- Government Regulation -- General," and "The Company -- Casino Operations and Gaming Activities -- Current Operations."

Licensing

     General. The gaming industry is highly regulated by each of the states in which gaming is legal. The regulations vary on a state-by-state basis but generally require that the operator, each owner of a substantial interest (usually 5% or more) in the operator, members of the Board of Directors, each officer and all key personnel be found suitable, and be approved, by the applicable governing body. The failure of any present, or future, person required to be approved to be, and remain, qualified to hold a license could result in the loss of the license.

     Mississippi. The ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, primarily the licensing and regulatory control of the Mississippi Commission and the Mississippi State Tax Commission (collectively, the "Mississippi Authorities").

     The laws, regulations and supervisory procedures of Mississippi and the Mississippi Commission seek to (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity, (ii) establish and maintain responsible accounting practices and procedures, (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Authorities, (iv) prevent cheating and fraudulent practices, (v) provide a source of state and local revenues through taxation and licensing fees and (vi) ensure that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and to extensive interpretation by the Mississippi Commission in view of their recent adoption. Changes in Mississippi law or regulations may limit or otherwise materially affect the types of gaming that may be conducted and could have an adverse effect on the Company and the Company's Mississippi gaming operations.

     The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Mississippi Gulf Coast or the Mississippi River but only if the voters in a county have not voted to prohibit gaming in that county. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space that may be utilized for gaming. There are no limitations on the number of gaming licenses that may be issued in Mississippi.

     The Company, a registered publicly-traded holding company under the Mississippi Act, is required periodically to submit detailed financial and operating reports to the Mississippi Authorities and to furnish any other information that the

Mississippi Authorities may require. The Company and any subsidiary of the Company that operates a casino in Mississippi (a "Gaming Subsidiary") are subject to the licensing and regulatory control of the Mississippi Commission. If the Company is unable to continue to satisfy the registration requirements of the Mississippi Act, the Company and its Gaming Subsidiaries cannot own or operate gaming facilities in Mississippi. Each Gaming Subsidiary must obtain gaming licenses from the Mississippi Commission to operate casinos in Mississippi. A gaming license is issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations and physical inspection of casinos prior to opening.

     Gaming licenses are not transferable, are initially issued for a two-year period and are subject to periodic renewal. No person may receive any percentage of profits from a gaming subsidiary of a holding company without first obtaining licenses and approvals from the Mississippi Commission.

Licensing of Officers, Directors and Employees

     Officers, directors and certain key employees of the Company and its Alpha Gulf must be found suitable or be licensed by the Mississippi Commission, and employees associated with gaming must obtain work permits that are subject to immediate suspension under certain circumstances. In addition, any person having a material relationship or involvement with the Company may be required to be found suitable or be licensed, in which case such person must pay the costs and fees associated with the related investigation. The Mississippi Commission may deny an application for a license for any cause that it deems reasonable. Changes in licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a license, the Mississippi Commission has jurisdiction to disapprove a change in corporate officers. The Mississippi Commission has the power to require any gaming subsidiary and the Company to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

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

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Commission may be found unsuitable. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the securities of the Company beyond such time as the Mississippi Commission prescribes may be guilty of a misdemeanor. The Company is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its Gaming Subsidiaries, the Company: (i) pays the unsuitable person any dividend or other distribution upon the voting securities of the Company; (ii) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person;
(iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or
(iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

     The Company may be required to disclose to the Mississippi Commission upon request the identities of the holders of any debt securities. In addition, the Mississippi Commission under the Mississippi Act may, in its discretion, (i) require disclosure of holders of debt securities of corporations registered with the Mississippi Commission, (ii) investigate such holders and (iii) require such holders to be found suitable to own such debt securities. Although the Mississippi Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including, but not limited to, a default or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with such an investigation.

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

Approval of Corporate Matters and Foreign Gaming Operations

     Substantially all loans, leases, sales of securities and similar financing transactions by a Gaming Subsidiary must be reported to and/or approved by the Mississippi Commission. Changes in control of the Company through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without the prior approval of the Mississippi Commission.

     The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other takeover defense tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly-traded that are affiliated with those licensees may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in some circumstances, required from the Mississippi Commission before the Company may make exceptional repurchases of voting securities above the current market price of its Common Stock (commonly called "greenmail") or before a corporate acquisition opposed by management may be consummated. Mississippi's gaming regulations also require prior approval by the Mississippi Commission if the Company adopts a plan of recapitalization proposed by its Board of Directors opposing a tender offer made directly to the stockholders for the purpose of acquiring control of the Company.

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

Sanctions

     If the Mississippi Commission were to decide that a Gaming Subsidiary had violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke the license of the Gaming Subsidiary. In addition, the Gaming Subsidiary, the Company and the persons involved could be subject to substantial fines for each separate violation. Because of such violation, the Mississippi Commission could appoint a supervisor to operate the casino facilities, and under certain circumstances, earnings generated during the supervisor's appointment (except the reasonable rental value of the casino facilities) could be forfeited to the State of Mississippi. Limitations, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially and adversely affect the Company's and the Gaming Subsidiary's gaming operations.

     On July 16, 1996, operation of the Jubilation Casino was suspended in compliance with a directive of the Mississippi Commission, which raised certain issues with regard to the operation of the Jubilation Casino and asserted that the working capital available to the Jubilation Casino was not sufficient. See "The Company -- Casino Operations and Gaming Activities -- Discontinued Operations -- The Jubilation Casino." The Company does not believe that the issues raised by the Mississippi

Commission regarding the operation of the Jubilation Casino will adversely affect the license to operate the Bayou Caddy's Jubilee Casino since the Bayou Caddy's Jubilee Casino is operating in compliance with applicable regulations, including regulations relating to issues raised by the Mississippi Commission regarding the operation of the Jubilation Casino.

     On October 23, 1997, the Company received renewal of its casino license through October 1999, conditioned upon the opening of the Casino Hotel by no later than February 26, 1998. Such conditions were fulfilled in February 1998 and the Company received its casino license. In connection with the sale of the casino (see Item 7), the gaming license was surrendered to the Mississippi Gaming Commission and the Company retained its finding of suitability. During its compliance review, in connection with the Company's license renewal, the Mississippi Gaming Commission noted several administrative reporting deficiencies. A show cause hearing was held on December 2, 1997, at which management explained its position to the Mississippi Gaming Commission staff. This issue has been settled by the Company agreeing to address the noted deficiencies in future reporting and by payment of $40,000 to the Mississippi Gaming Commission.

Fees and Taxes

     License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which a Gaming Subsidiary's operations will be conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino or (iii) the number of tables games operated by the casino. The license fee payable to the State of Mississippi based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings) equals 4% of gaming receipts of $50,000 or less per month, 6% of gaming receipts over $50,000 and less than $134,000 per month, and 8% of gaming receipts over $134,000 per month. The foregoing license fees are allowed as a credit against the Company's Mississippi income tax liability for the year paid.

Missouri and New York

     Missouri  law and the  Federal  Indian  Gaming  Law (as it  relates  to the
Company's proposed operation in New York State) each provide for a comprehensive, detailed scheme for the control of gaming operations in the state and the issuance of licenses for gaming, both to gaming facilities and to persons involved in certain gaming related activities. Each of the supervising governmental agencies is authorized to promulgate rules and regulations applicable to the administration of gaming related laws. With respect to the Company's agreement with the Tribe relating to the proposed casino to be built in Sullivan County, New York, the State of New York has provided for regulation of Indian gaming casinos through the New York State Racing and Wagering Board. Additionally, in connection with its proposed operations in New York State, the required documentation has been filed with the National Indian Gaming Commission. In connection with its proposed operations in Missouri, the Company has commenced the application and approval process with the Missouri Gaming Commission.

Employees

     In connection with its casino operations, as of December 31, 1997, the Company employed approximately 540 employees, of which 470 were full-time employees. Management considers its employment relations to be satisfactory. As a result of the sale of the Company's Bayou Caddy's Jubilee Casino and related assets in March 1998, the number of the Company's employees was reduced to 10 persons.

ITEM 2.  PROPERTIES

     The Company maintains its executive office at leased premises located at 12 East 49th Street, New York, New York, 10017. This lease expires December 31, 2004.


                                Casino Operations


         Approximate
         Location                    Principle Use         Area                 Owned/Leased      Expires
         -------------------        --------------------   --------------        -----------   --------------------
Hancock County                      Sign location,         3 acres               Lease         4/30/03 with option
         Waveland, MS               warehousing and                                            to purchase
                                    parking
Hancock County                      Accounting office      1 acre                Leased        6/30/98 with option
         Waveland, MS                                                                          to extend 3
                                                                                               five-year terms and
                                                                                               right of first
                                                                                               refusal to purchase
*Washington County                  Customer parking       2 acres               Owned         --
         Greenville, MS
*Washington County                  Mooring site of        1,000                 Leased        12/29/02 with option
         Greenville, MS             casino vessel          waterfront                          to extend 2
                                                           feet                                five-year terms
Washington County                   Accounting offices     10,000                Leased        12/1/98 with option
         Greenville, MS             and warehouse          square feet                         to extend two years


* These properties or leasehold interests have been transferred to Greenville Casino Partners in connection with the sale of the casino assets dated March 2, 1998, as part of the Casino Assets.

ITEM 3.  LEGAL PROCEEDINGS

     In January 1996, the Company was named as a defendant in an action brought in the Circuit Court of Hinds County, Mississippi (Amos vs Alpha Gulf Coast, Inc.; Batiste vs Alpha Gulf Coast, Inc.; Ducre vs Alpha Gulf Coast, Inc.; Johnston vs Alpha Gulf Coast, Inc.; Rainey vs Alpha Gulf Coast, Inc.). Based on the theory of "liquor liability" for the service of alcohol to a customer, plaintiffs alleged that on January 16, 1995, a vehicle operated by Mr. Amos collided with a vehicle negligently operated by Mr. Rainey, an individual who was allegedly served alcoholic beverages by the Company. Plaintiffs alleged that they suffered personal injuries and seek compensatory damages aggregating $17.1 million and punitive damages aggregating $37.5 million. The ultimate outcome of this litigation cannot presently be determined as this case is presently in the early phases of discovery. Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements. The Company believes that the risk referred to in this paragraph is adequately covered by insurance.

     In August 1996, Gulf Coast was named as a defendant in an action brought in the United States District Court for the Southern District of Mississippi (Joseph R. Cure, Joseph E. Cure, Jr., Cynthia Cure Rutherford, Michael Cure and Susan Cure Gollot vs. Alpha Gulf Coast, Inc.) for alleged past due and future accelerated rentals and other costs under an operating lease relative to real property located in Lakeshore, Mississippi. In March 1997, the Company reached settlement terms in the action. In the settlement the lease terminates, the Company will pay $500,000 at closing and $1,200,000 in the form of a three year, ten percent note payable quarterly. The settlement and early termination of the operating lease resulted in a $541,000 charge to operations for the year ended December 31, 1996. The note was secured by assignment of an interest in the mortgage note payable to Bryanston. Additionally, the Company had as option to buy out the remaining obligations at reduced principal amounts at accelerated dates, as specified in the settlement agreement, which option the Company exercised when it discharged its remaining obligations thereunder with a portion of the loan proceeds from the Pre-Closing Financing (see Item 7).

     In September 1996, the Company and Gulf Coast were named as defendants in an action brought in the Circuit Court of Hancock County, Mississippi (Durward Dunn, Inc. vs. Alpha Hospitality Corporation; Durward Dunn, Inc. vs. Alpha Gulf Coast, Inc.) for alleged failure to make payments pursuant to a construction contract. Plaintiff seeks actual and compensatory damages of approximately $1,200,000. The consolidated financial statements include a provision for the liability of $928,000 for this contract at December 31, 1996 and September 30, 1997. This litigation was subsequently settled by the payment of $750,000 from the proceeds of the Pre-Closing Financing (see Item 7).

     In December 1996 the Company, Jubilation Lakeshore and Gulf Coast were named as defendants in an action brought in the United States District Court for the Southern District of New York (Bally Gaming, Inc. v. Alpha Hospitality Corp. and Alpha Gulf Coast, Inc.) for allegedly engaging in conduct that would impair the collateral held as security for certain financial obligations. Such conduct includes the failure to pay certain monetary obligations unrelated to the obligations secured by the collateral. Plaintiffs sought specific performance of particular actions plaintiffs believe are necessary to protect the collateral that secures the financial obligations, unspecified damages and attorney's fees, among other things. In July 1997, Jubilation Lakeshore, Gulf Coast and the Company were named as third party defendants in a related action brought in the United States District Court for the Northern District of Mississippi, Greenville Division (General Electric Capital Corporation vs. Bally Gaming, Inc.), wherein Bally Gaming, Inc. alleged the same complaints as it asserted in the above-mentioned action. As of December 31, 1997, the claims against the Company and its affiliates in both of these actions have been liquidated and the actions dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)      On February 23, 1998, the Company had its annual meeting.

(b) The following Directors were elected:
                                For           Against             Withheld

         Stanley  S. Tollman    4,623,016           0                     0
         Sanford Freedman       4,623,016           0                     0
         Thomas W. Aro          4,623,016           0                     0
         Brett G. Tollman       4,623,016           0                     0
         James A. Cutler        4,623,016           0                     0
         Matthew B.Walker       4,623,016           0                     0

     The second order of business was the approval of the appointment of Rothstein, Kass & Company, P.C. as the Corporation's independent certified public accountants for the ensuing year, as follows:

        For                   Against              Withheld
        4,622,616                 400                     0


     The third order of business was the proposal to approve the Sale of the Company's Bayou Caddy's Jubilee Casino and Greenville Hotel, as follows:

        For                   Against              Withheld
        9,391,991                 400                     0

ITEM 5.  MARKET INFORMATION

Market Prices

     The Company's Common Stock and its Redeemable Common Stock Purchase Warrants (the "Warrants") are traded on the Automated Quotation System of the National Association of Securities Dealers, Inc. ("NASDAQ") under the symbols "ALHY" and "ALHYW" and the Boston Stock Exchange under the symbols "ALH" and "ALHW."

     The following table sets forth the high and low sale prices for Common Stock and Warrants as reported by NASDAQ.

                                     Common Stock                    Warrants
                               High          Low              High           Low
         1997 Quarters:
                  Fourth......3.639       $2.000             $.599         $.547
                  Third.......3.628        3.197              .691          .599
                  Second......4.045        2.658              .692          .616
                  First.......2.714        2.207              .563          .474

         1996 Quarters:
                  Fourth.... $2.375         1.25              .563           .25
                  Third.....  4.125         2.00              .594           .25
                  Second....  4.75          2.00              .875          .344
                  First.....  3.25          2.375             .438          .125

     As of March 25, 1998, 14,406,204 shares of Common Stock and 821,496 shares of Preferred Stock were issued and outstanding. The outstanding shares of Common Stock were held of record by approximately 800 persons, including ownership by nominees who may hold for multiple beneficial owners.

Dividends

     The Company has not, since its inception, declared or paid any dividends on its shares of Common Stock. Under Section 170(a) of the General Corporation Law of Delaware (the "GCL"), the Corporation is, and has been, proscribed from declaring or paying any dividends upon any shares of its capital stock except to the extent of (1) its surplus (as defined under the GCL) or (2) in the case of no such surplus, its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. As the Company has no surplus (as defined under the GCL) or net profits, the Company is foreclosed from declaring or paying any dividends even if it had otherwise been inclined to do so. Additionally, the Company is, and since its inception in 1993 has been, subject to loan covenants that have generally prohibited the declaration or payment of any cash dividends.

     Although proceeds from the Pre-Closing Financing were used to discharge those loans with respect to which the Company was prohibited from declaring or paying any cash dividends on its shares of capital stock, such prohibition was replaced with restrictive covenants with respect to the Pre-Closing Financing that effectively reinstated such prohibition. Upon consummation of the Sale, the Pre-Closing Financing is to be assumed by Buyer, effectively relieving the Company from such prohibition; however, there can be no assurance that the Company will, following consummation of the Sale, declare or pay any dividends of the shares of its capital stock. There can be no assurance that the Company will have any surplus (as defined in the GCL) upon or following consummation of the Sale or that the Company will achieve any net profits and (b) even if the Company has such a surplus or achieves net profits, the Company will not determine to retain all available funds to expand the Company's business or for other corporate purposes. Management has no current intent to declare or pay any dividends on the shares of Common Stock.

     The Company's preferred stock has voting rights, is convertible to eight shares of common stock for each share of preferred stock and carries a dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event the dividend is not paid at the end of the Company's fiscal year (December
31), the dividend will be payable in common stock. On December 17, 1997, the Company declared a 1996 dividend of 777 shares. As of December 31, 1997, the Company is obligated to declare a 1997 dividend of 982 shares As a result of the dividend not being paid by January 30, 1998, the dividend for the quarter ended December 31, 1997 increases from $2.90 per share to $3.77 per share. Accordingly, as of March 25, 1998, the Company's obligation to declare a stock dividend is increased to 1,071 shares.

     Although, the Company is not subject to loan covenants restricting its right to declare or pay cash dividends on shares of Preferred Stock, there can be no assurance that the Company will be able to do so or, even if able to do so, will elect to do so. Management anticipates that, even if the Company has sufficient surplus and/or net profits to declare and pay a cash dividend on shares of Preferred Stock, its decision whether to do so will depend upon its determination as to whether it is in the best interests of the Company to pay, per share of Preferred Stock, such dividend in cash at $2.90 or in shares of Common Stock valued at $3.77.

ITEM 6.  SELECTED FINANCIAL DATA
             (Dollars in thousands)

     Years ended December 31, 1997, 1996, 1995, 1994, and the period March 19, 1993 (date of inception to December 31, 1993:

                                                1997            1996            1995            1994             1993
Revenues                                     $  31,633      $   44,520      $  27,639        $   43,265      $      18
Loss from Continuing operations                 (1,774)     $  (26,309)     $ (19,344)       $ (11,026)      $  (4,931)
Loss per common share from
         continuing operations                    (.23)     $   (1.98)      $   (1.82)       $   (1.08)      $    (.56)


                                                                               December 31,
                                                1997            1996            1995            1994             1993

Total assets                                   29,993      $   43,954      $   66,774      $   45,490       $   47,201
Long-term debt                                  8,088      $   22,394      $   29,632      $   20,100       $   24,874
Redeemable preferred stock                         --      $       --      $      --       $      565       $       --
Stockholders' equity                            8,833      $     1,506     $    1,904      $   13,143       $   11,882


































     See Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

Casino Operations

Mississippi:

     On May 14, 1993, the Company acquired certain of the assets of B.C., including B.C.'s leasehold interests under certain lease agreements, certain other assets incidental to the development and ownership of the Bayou Caddy's Jubilee Casino and B.C.'s interest in certain related license applications, approvals and permits. The Bayou Caddy's Jubilee Casino commenced gaming operations in Lakeshore, near Waveland, Hancock County, Mississippi on January 12, 1994. In October 1995, the Company consummated the acquisition of The Cotton Club Casino (subsequently renamed the Jubilation Casino) in its original location in Greenville, Mississippi. Immediately following such acquisition, the Company relocated the Bayou Caddy's Jubilee Casino to Greenville and the Jubilation Casino to Lakeshore. Management believed that these relocations were appropriate in order to increase the return on the Company's gaming assets, since management believed that the Bayou Caddy's Jubilee Casino would better serve the larger Greenville market and that the Jubilation Casino would adequately serve the smaller Lakeshore market. The Bayou Caddy's Jubilee Casino reopened in Greenville on November 17, 1995, and the Jubilation Casino reopened in Lakeshore on December 21, 1995. In July 1996, the Company began to implement its plans to close the Jubilation Casino during August 1996 due to the Jubilation Casino being unable to overcome operating deficits. Considering the impact of the aforementioned factor, management updated its assessment of the realizability of the leasehold improvements and related assets of the Jubilation Casino. In accordance with its accounting policy for long-lived assets, effective for the second quarter ended June 30, 1996, management recorded an impairment loss of $14,507,000 to property and equipment. Since this recordation would have resulted in the reduction of stockholders' equity to a level below the requirements for continued listing of the Company's securities on NASDAQ, the Company accepted proposals by Bryanston and BP to convert an aggregate of
$20,387,000 of debt owed by the Company to Bryanston and BP into shares of Preferred Stock. See "Certain Transactions -- Bryanston" and "Certain Transactions -- BP Group." Thereafter, on July 16, 1996, operation of the Jubilation Casino was suspended in compliance with a directive of the
Mississippi Gaming Commission, which asserted that the working capital of the Jubilation Casino was not sufficient. The Mississippi Gaming Commission required that the Jubilation Casino's working capital be increased. This working capital requirement was reviewed by Jubilation Lakeshore in light of its previously announced plan to close the Jubilation Casino during August 1996 and the costs which would be incurred to reopen the Jubilation Casino. Based on this review, Jubilation Lakeshore decided not to reopen the Jubilation Casino.

     In or about September 1997, Greenville Casino Partners, L.P. (Buyer) approached the Company with an offer to purchase the Company's casino operations and assets in Greenville, Mississippi. During the negotiations of the financial terms of the transactions it became apparent that it would be impossible for all conditions precedent to the closing of such transaction to be effected prior to December 31, 1997 (the expiration of the financing commitment of Buyer's proposed lender). Therefore the Company and Buyer proceeded to negotiate terms with the lender to lend funds to both Buyer and the Company on or before December 31, 1997 in contemplation of the sale taking place thereafter.

     On December 30, 1997, Gulf Coast and Greenville Hotel obtained certain financing (the "Pre-Closing Financing") from Credit Suisse First Boston Mortgage Capital, L.L.C. (the "Pre-Closing Lender"), pursuant to which Gulf Coast and Greenville Hotel borrowed $17.9 million ($23.9 million less loan costs and loan discounts of approximately $6 million), and concurrently therewith Gulf Coast applied the net proceeds therefrom to the payment and discharge of approximately $20 million of the Company's indebtedness, including $16 million of secured debt. Such borrowing is herein referred to as the "Pre-Closing Principal Loan." Under the terms of the Sale Agreement, (a) Buyer assumed the Pre-Closing Principal Loan upon closing the sale of the casino assets and (b) the outstanding principal amount of such Loan was applied and credited against $26.5 million in cash that would otherwise have been payable to Gulf Coast at such closing.

     Additionally, in conjunction with and as part of the Pre-Closing Financing, Gulf Coast and Greenville Hotel executed and delivered to the Pre-Closing Lender an unsecured, zero-coupon promissory note (the "Pre-Closing Subordinated Debt") in the stated principal amount of approximately $4.9 million, representing additional unfunded financing. Although no proceeds were received by Gulf Coast or Greenville Hotel in conjunction with such promissory note, under the terms of the Sale Agreement, Buyer assumed such promissory note upon closing of the sale of the casinoassets.

     On March 2, 1998, the sale of the Bayou Caddy's Jubilee Casino, the Greenville Hotel and certain related assets including the casino barge, boarding barge, related gaming and other equipment, furniture and improvement and related permits, licenses, leases and other agreements, was consummated. In exchange for such assets, the Company received from the Buyer total consideration of $40.2 million, including approximately 11.8 million in cash, the assumption of $2 million of certain accounts payable, accrued expenses and payroll liabilities, a 25% partnership interest in the Buyer and the assumption of the Company's obligations to repay the net proceeds form the pre-closing financing of $17.9 million.

Results of Operations -- Gulf Coast:

     The following table sets forth the statements of operations for Gulf Coast's Bayou Caddy's Jubilee Casino before intercompany charges and deferred income tax for the years ended December 31, 1997, 1996 and 1995 (dollar amounts in thousands):


                                                              1997         1996          1995
  Revenues:
           Casino..................................         $ 31,048     $ 36,340     $ 25,623
           Food and beverage, retail
           and other...............................              570          947        1,194
              Total revenues.......................           31,618       37,287       26,817
  Operating expenses:
           Casino..................................           12,029       12,619       12,779
           Food and beverage, retail and
              other................................              569        1,282        1,785
           Selling, general and
              administrative.......................           16,765       17,125       16,270
              Total operating expenses.............           29,363       31,026       30,834
  Income (loss) from operations....................            2,255        6,261      (4,017)
  Other expenses:
           Depreciation and
              amortization.........................            5,076        4,874        4,161
           Interest................................            2,009        2,031        2,178
           Other non-operating.....................               --           --        2,620
              Total other expenses.................            7,085        6,905        8,959
  Income (loss) before intercompany
           charges, extraordinary gain
           on extinguishment of debt
           and deferred income tax benefit.........        $ (4,830)     $  (644)    $(12,976)


Years Ended December 31, 1997 and 1996:

     Gulf Coast generated revenues of $31,618,000 and $37,287,000 in 1997 and 1996, respectively. Casino revenues were $31,048,000 and 36,340,000 in 1997 and 1996, respectively. Food and beverage and other revenues were $570,000 and $947,000 in 1997 and 1996, respectively. The decrease in casino revenues was primarily the result of the entry of the third casino vessel to the Greenville market in November 1996 and high water in the month of April 1997 which had a significant impact on accessibility to the casinos by their patrons. The entry of the third casino vessel in the Greenville market to date has not increased the market volume to absorb the additional player positions. The market growth during this year was 5.2 % over last year. Gulf Coast continues to achieve superior market share over its competition at 41 %, with 39 % of the available player positions in the Greenville market. The food and beverage revenues are reflective of Gulf Coast's player development program, which focuses on player parties showcasing the food and entertainment facilities of the Bayou Caddy's Jubilee Casino. The player parties are by invitation only and are complimentary to the casino's guests.

     Gulf Coast's casino operating expenses were $12,029,000 and $12,619,000 (approximately 39% and 35% of casino revenues for each period) in 1997 and 1996, respectively. Food, beverage and other expenses were $569,000 and $1,282,000 in 1997 and 1996, respectively. The decrease in casino expenses was due in part to reduced payroll and related expenses of $406,000 resulting from management's personnel efficiencies that were implemented during the second quarter of 1996 and a reduction in expenses of $184,000 due to the reduced volume of casino guests as a result of the opening of the third casino vessel mentioned above.

     Food and beverage revenues do not include the retail value of food and beverage of approximately $3,547,000 and $3,721,000 provided gratuitously to customers in 1997 and 1996, respectively. This decrease is due to the decreased casino activity discussed above. The operating costs associated with these services are allocated to the casino costs, which in turn reduced the food and beverage costs.

     Selling, general and administrative expenses consisted of payroll and related benefits of approximately $5,370,000 and $5,494,000, marketing and advertising of approximately $6,809,000 and $6,746,000 occupancy costs of approximately $2,522,000 and $2,751,000 and operating expenses of $2,064,000 and $2,134,000 in 1997 and 1996, respectively. The reduced payroll and related costs of $124,000 and operating expenses of $70,000 were a direct result of management's cost-cutting measures completed during the second quarter of 1996. Marketing and advertising expense in 1997 was consistent to 1996 with a 1% increase of $63,000.

     The reduced occupancy costs from 1996 to 1997 of $229,000 were the result of management's energy reduction and efficiency measures implemented in 1997 and reduced insurance costs.

     Interest expense was primarily related to the first mortgage on the gaming vessel, equipment financing and various capitalized leases and were consistent from 1996 to 1997.

     Depreciation and amortization was $5,076,000 and $4,874,000 in 1997 and 1996, respectively. The increase was a direct result of capital expenditures for the purchase of equipment and fixtures.

Years Ended December 31, 1996 and 1995:

     Gulf Coast generated revenues of $37,287,000 and $26,817,000 in 1996 and 1995, respectively. Casino revenues were $36,340,000 and $25,623,000 in 1996 and 1995, respectively. Food and beverage, retail and other revenues were $947,000 and $1,194,000 in 1996 and 1995, respectively. This increase in casino revenues is primarily due to the relocation of the Bayou Caddy's Jubilee Casino from Lakeshore, Mississippi to Greenville, Mississippi in November 1995. During this period the Bayou Caddy's Jubilee Casino achieved 50% market share in the Greenville market. In addition the Greenville market increased by approximately 5% from 1995 to 1996.

     At the locations referred to above, Gulf Coast's casino operating expenses were $12,619,000 and $12,779,000 (35% and 50% of casino revenues) in 1996 and
1995, respectively. Food and beverage, retail and other expenses were $1,282,000 and $1,785,000 (136% and 150% of food and beverage, retail and other revenues) in 1996 and 1995, respectively.

     The reduced casino expenses in 1996 when compared to 1995 of $160,000 was the net result of reduced staffing levels ($379,000), the decrease in the costs related to food and beverages provided gratuitously to customers ($842,000), which is the direct result of the reduction of gratuitous food and beverages provided to casino customers and the related costs thereto, an increase in gaming taxes ($1,200,000) and an increase in customer slot payouts ($304,000), which are directly related to increased revenues, and a decrease in operating expenses ($448,000), which is the result of management operating more efficiently.

     Food and beverage revenue does not include the retail value of food and beverage of approximately $3,011,000 and $3,446,000 provided gratuitously to customers in 1996 and 1995, respectively.

     The reduction of food and beverage, retail and other costs are directly related to the reduced volume of food and beverage revenues.

     Selling, general and administrative expenses consists of payroll and related costs of approximately $5,494,000 and $6,231,000, marketing and advertising expenses of approximately $6,746,000 and $4,572,000, occupancy costs of approximately $2,751,000 and $3,030,000, and operating expenses of approximately $2,134,000 and $2,436,000 in 1996 and 1995, respectively. The reduced payroll and related costs of $737,000 was a direct result of management's cost-cutting measures instituted during the first quarter of 1995. The $2,174,000 increase in marketing and advertising is directly related to the increased volume of business and management's introduction of marketing programs focused on identifying new customers. The reduction of occupancy costs of $279,000 is primarily due to reduced insurance costs. The decrease in operating expenses of $302,000 was primarily due to the restructuring of a capital lease ($268,000).

     Interest expense was primarily related to the first mortgage on the gaming vessel, equipment financing and various capitalized leases.

     Depreciation and amortization was $4,874,000 and $4,161,000 in 1996 and 1995, respectively. The increase was the direct result of an increase in capital expenditures related to the relocation of the gaming vessel to Greenville, Mississippi and the purchase of equipment and fixtures.

Future Operations -- Alpha Gulf  and Greenville Hotel:

     Included in the consideration received in exchange for the sale of the Bayou Caddy's Jubilee Casino, Gulf Coast received a 25% partnership interest in the Buyer whose primary assets include: the Las Vegas Casino, the Bayou Caddy's Jubilee Casino, the Key West Inn and the Greenville Inn and Suites. The combined complement of gaming devices is 37 table games and 1,427 slots which represents
67.4 % of the devices in the Greenville market. Two hotels offer 56 rooms and 41 rooms and suites, respectively.

     In connection with the sale of the hotel on March 2, 1998, the Company entered into a supervisory management agreement with Buyer for a term of ten
(10) years whereby the Company will receive $100,000 per annum for management services.

Future Operations - General

     In addition to its operation of the Bayou Caddy's Jubilee Casino in Greenville, Mississippi, which was sold on March 2, 1998, the Company, through its subsidiary, also owns a casino (the Jubilation Casino) located in Lakeshore, Mississippi, which casino has been closed since July 1996. The Company does not currently have plans to re-open or operate the Jubilation Casino.

     Through its subsidiary Alpha Monticello, the Company is a fifty percent owner in a joint venture management company which would operate the prospective gaming activity in New York State (such prospective gaming activity being hereinafter sometimes referred to as the "Proposed Gaming Development"). (See "Business -- Casino Operations and Gaming Activities -- Development Activities.") Subject to the Company's confirmation that the Proposed Gaming Development is financially viable, the Company intends to pursue the requisite licenses and other approvals and the availability of such appropriate financing (either from the Company's own resources or from third parties) as may be necessary to further develop the same. There can be no assurance that the joint venture will elect to pursue further the Proposed Gaming Development. Even if the joint venture elects to pursue the same, there can be no assurance the

Proposed Gaming Development will be brought to fruition or that, even if brought to fruition, the Proposed Gaming Development will be successful and profitable.

     Additionally, proposals or prospects for new casinos or other gaming activities may be presented to the Company, or the Company may otherwise become aware of such opportunities (any such new casino or other gaming activities being hereinafter sometimes referred to as "New Gaming Opportunities"). The Company will continue to investigate and evaluate New Gaming Opportunities and, subject to available resources, may choose to pursue and develop one or more New Gaming Opportunities if the same is deemed to be in the best interest of the Company and its stockholders. However, there can be no assurance that any New Gaming Opportunity will be presented to, or otherwise come to the attention of, the Company, that the Company will elect to pursue or develop any New Gaming Opportunity or that any New Gaming Opportunity that the Company may elect to pursue or develop will actually come to fruition or (even is brought to fruition) will be profitable.

     Except to the extent the Company may pursue the Proposed Gaming Development or any New Gaming Opportunity, as a result of the sale, the Company has been effectively transformed to serve as a holding company and a vehicle to effect acquisitions, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination (a "Business Combination") with an operating business (an "Acquired Business"). To the extent the Company's financial and other resources are not devoted to, or reserved for, the development of the Proposed Gaming Development and/or any New Gaming Opportunity, the business objective of the Company will be to effect a Business Combination with an Acquired Business that the Company believes has significant growth potential. The Company intends to seek to utilize available cash, equity, debt or a combination thereof in effecting a Business Combination. While the Company may, under certain circumstances, explore possible Business Combinations with more than one prospective Acquired Business, in all likelihood, until other financing provides additional funds, or its stature matures, the Company may be able to effect only a single Business Combination in accordance with its business objective, although there can be no assurance that any such transaction will be effected.

Results of Operations -- Jubilation Lakeshore:

     The Company acquired the Cotton Club of Greenville, Inc. (d/b/a Cotton Club Casino) on October 26, 1995. The Cotton Club Casino's operations in Greenville was terminated on October 30, 1995. After its relocation to Lakeshore, the Cotton Club, renamed the Jubilation Casino, reopened for business on December 21, 1995. The following table sets forth the statement of operations for the Jubilation Casino before intercompany charges, for the year ended December 31, 1997, 1996 and for the period October 26, 1995 (date of acquisition) to December 31, 1995 (dollar amounts in thousands):


                                                                   1997           1996             1995

Revenues:
         Casino        .......................................$      --       $  6,913        $     806
         Food and beverage, retail and other..................       --            313               16
                     Total revenues...........................       --          7,226              822
Operating expenses:
         Casino      .........................................       --          3,564              797
         Food and beverage, retail and other..................       --            376               89
         Selling, general and administrative..................      993          7,419            1,718
                  Total operating expenses....................      993         11,359            2,604
         (Loss) from operations...............................     (993)        (4,133)          (1,782)
         Other expenses:
                  Depreciation and amortization...............       --          1,166              333
                  Interest....................................      870            977              120
                  Other non-operating.........................       --             --              223
                  Write-off of leasehold and
                  improvements................................       --         14,507               --
         Total other..........................................      870         16,650              676
         (Loss) before intercompany charges................... $ (1,863)      $(20,783)         $(2,458)



Year Ended December 31, 1997:

     The continuing costs incurred during the year ended December 31, 1997 for administration, insurance and compensation settlements with former employees were $993,000. Interest expense, primarily related to the debt on the idle gaming vessel and equipment, amounted to $870,000 for the year ended December 31, 1997.

Year Ended December 31, 1996:

     The Jubilation Casino experienced a loss from operations of $4,133,000 during the year ended December 31, 1996. During the second quarter of 1996, management became uncertain as to whether the Jubilation Casino would be profitable during the remainder of fiscal 1996. Management reduced operating costs and monitored the operation very closely. To overcome the Jubilation Casino's declining revenues, the Company would have to construct additional amenities, which would require a substantial investment of funds. Since revenues did not improve during May and June 1996, which were part of the peak season, a continued decline was expected by management in the third quarter. Therefore, on July 2, 1996, the Company notified the Mississippi Gaming Commission and the employees of the Jubilation Casino of its plans to close the Jubilation Casino by the end of August 1996. In connection with the plan to close the Jubilation Casino, the realizability of the capital leasehold and improvements related to the Jubilation Casino was reassessed. As such, management recorded an impairment loss of $14,507,000 to property and equipment, representing the unamortized balance of these leasehold and improvements.

     On July 16, 1996, operation of the Jubilation Casino was suspended in compliance with a directive of the Mississippi Gaming Commission, which raised certain issues with regard to the operation of the Jubilation Casino and asserted that the working capital of the Jubilation Casino was not sufficient. On July 17, 1996, representatives of Jubilation Lakeshore met with the Mississippi Gaming Commission. As a result of that meeting, the non-working capital issues raised by the Mississippi Gaming Commission were resolved to such Commission's satisfaction, but such Commission required that the Jubilation Casino's working capital be increased. This working capital requirement was reviewed by Jubilation Lakeshore in light of its previously announced plan to close the Jubilation Casino during August 1996 and the costs that would be incurred to reopen the Jubilation Casino. Based on this review, Jubilation Lakeshore decided not to reopen the Jubilation Casino.

Casino Development

New York -- Alpha Monticello and Alpha St. Regis:

     In January 1995, the Company, through its subsidiary, Alpha St. Regis, entered into a memorandum of understanding with Catskill Development, L.L.C. ("Catskill") regarding the development and management of a casino to be built adjacent to the Monticello Raceway in Sullivan County, New York. In 1996, Alpha St. Regis assigned its interest to Alpha Monticello. On August 2, 1996, Mohawk Management L.L.C. executed an agreement with the St. Regis Mohawk Tribe (the "Tribe") for the management of the proposed casino. The Tribe has submitted this agreement to the National Indian Gaming Commission for its approval. The development and management of this casino will be undertaken by Mohawk Management L.L.C., of which the Company's wholly-owned subsidiary, Alpha Monticello, Inc., owns 50%. The terms of the proposed management agreement is for seven years. Alpha Monticello, Inc. will be responsible for the day-to-day casino operations. The agreement contemplates that the casino will be owned by the Tribe and will be located on land to be placed in trust for the benefit of the Tribe.

     During 1997 and 1996, Alpha Monticello, Inc. incurred $907,000 and $1,975,000 of costs, of which $557,000 and $734,000, respectively, has been capitalized and the remaining $350,000 and $1,241,000 were for casino development costs which are substantially comprised of a corporate overhead allocation.

     In March 1998, Catskill completed the State Environmental Quality Review Act process with the Village of Monticello's Planning Board as Lead Agency.

Missouri -- Alpha Missouri:

     Alpha Missouri, Inc., another wholly-owned subsidiary of the Company, has not commenced operations. Alpha Missouri, Inc. has applications pending for site approval and a gaming license with respect to the development of a riverboat gaming facility in Louisiana, Missouri. It has incurred development costs of approximately $318,000, $239,000 and $179,000 for the years ended December 31, 1997, 1996 and 1995, respectively, related to its proposed development of a riverboat casino in Louisiana, Missouri. These costs are substantially comprised of a general corporate overhead allocation. Although existing law in Missouri does not restrict the number of licenses the Missouri Gaming Commission may issue, that Commission has effectively placed a moratorium on any new licenses in the Louisiana market area. The Company believes such a restriction will remain in place for an indeterminate time. As a consequence, Alpha Missouri, Inc. and the City of Louisiana agreed to terminate the lease by Alpha Missouri, Inc. of city-owned property that was anticipated to be used for the gaming project. While the Company has not withdrawn its application for site approval and gaming license, it does not anticipate any action on the project in the foreseeable future.

Hotel Management -- Alpha Hotel

     The following table sets forth the statements of income of Alpha Hotel for the years ended December 31, 1996, 1995 and 1994 (dollar amounts in thousands):

                                                       1996        1995     1994


Management fees....................................$  1,992    $  2,863   $2,835
Operating expenses:
         Direct payroll and related expenses.......   1,285       1,236    1,474
         Selling, general and administrative.......      62         276      236
                                                      1,347       1,512    1,710
Income from management fees before intercompany
         charges...................................$    645     $ 1,351  $ 1,125

Results of Operations

General

     Effective as of September 1, 1993, the Company, through its subsidiary Alpha Hotel, entered into a Service Agreement with respect to hotels managed by the Hotel Division of Bryanston. As of December 31, 1996, the Company sold 100% of the stock of Alpha Hotel to Bryanston for consideration of $3,000,000.

December 31, 1996 Compared to December 31, 1995:

     Total management fees decreased during the year ended December 31, 1996 compared to the year ended December 31, 1995 by approximately $871,000 (30.4%). The decrease was principally the result of a $125,000 decrease in fees from continuing management agreements and a decrease of $746,000 related to the loss of five management agreements (which related to hotels whose ownership changed) and one management agreement that expired. The decrease in fees earned from continuing agreements was attributable to an agreement that was restructured.

     Direct payroll and related costs increased 4.0% to $1,285,000 for the year ended December 31, 1996 from $1,236,000 for the year ended December 31, 1995. This increase was the result of annual salary increases.

     Selling, general and administrative expenses decreased to $62,000 for the year ended December 31, 1996 from $276,000 for the year ended December 31, 1995. This decrease is a result of office relocation to a less expensive area.

December 31, 1995 Compared to December 31, 1994:

     Total management fees increased during the year ended December 31, 1995 compared to the year ended December 31, 1994 by approximately $28,000 (1.0%). The increase was principally the result of increases in the hotels' gross revenues on which the management fees are based. The factors that influence such gross revenues are general economic conditions, competitive changes in geographic regions, foreign exchange rates relative to the strength of the U.S. dollar, the price of gasoline, air fares and general weather conditions.

     Direct payroll and related costs decreased 16.1% to $1,236,000 for the year ended December 31, 1995 from $1,474,000 for the year ended December 31, 1994. The decrease was the result of reduced central office staff due to operating efficiencies achieved.

     Selling, general and administrative expenses increased to $276,000 for the year ended December 31, 1995 from $236,000 for the year ended December 31, 1994. This increase is a result of travel to the managed hotels by regional and corporate management and costs incurred to obtain additional management contracts.

     In 1995, Alpha Hotel entered into a management agreement for a Sheraton Hotel in Myrtle Beach, South Carolina directly with the hotel owner.

Liquidity and Capital Resources

     For the year ended December 31, 1997, the Company had net cash used in operating activities of $3,269,000. The uses were the result of net income of $2,835,000 less non-cash items of $5,782,000 and a net decrease in working capital of $322,000. The non-cash items were $5,094,000 of depreciation and amortization, a $108,000 provision for losses on accounts receivable, a gain on extinguishment of debt of $4,609,000 and a $6,375,000 deferred tax benefit. The decrease in working capital consisted primarily of a decrease in prepaid expenses of $339,000, an increase in accounts payable and other accrued expenses of $561,000 and a decrease in payroll and related liabilities of $1,144,000.

     Cash used in investing activities of $5,144,000 consisted of $107,000 in purchases of property and equipment, $2,966,000 of Greenville Hotel construction costs and deposits, $1,700,000 in cash escrowed for construction and other assets of $371,000.

     Cash provided by financing activities of $9,274,000 was attributable to $3,984,000 in net advances under the $20,000,000 non-revolving promissory note with Bryanston, proceeds of $1,000,000 from the sale of Common Stock, net proceeds from the pre-closing financing of $17,900,000 and a $13,610,000 principal reduction of long term debt and notes payable. $500,000 of the $1,000,000 proceeds from the sale of Common Stock was used in connection with the March 1997 settlement of an operating lease relative to the real property located in Lakeshore. The remaining $500,000 was used for working capital requirements for development. The $17,900,000 proceeds from the pre-closing were used to reduce debt and fund the hotel construction.

     Although the Company is subject to continuing litigation, the ultimate outcome of which cannot presently be determined at this time, management believes any additional liabilities that may result from these cases will not be in an amount that will materially increase the liabilities of the Company as presented in the attached financial statements.

     At December 31, 1997, the Company was in default of its note payable to Bryanston of $1,399,000 and $7,800,000, respectively. The Company received a waiver of default through January 1, 1999 on the Bryanston notes aggregating $9,199,000.

     In June 1996, the Company issued 661,000 and 42,000 shares of Preferred Stock in settlement of $19,165,000 and $1,222,000, respectively, of its unsecured debt with Bryanston and an unrelated third party. The Company was charged a five percent transaction fee of $1,019,000, which was converted into approximately 35,000 shares of Preferred Stock. The conversion rate was based on the fair market value of a share of Common Stock at the date of conversion ($3.625). Each share of Preferred Stock is convertible into eight shares of Common Stock after December 31, 1996 and carries voting rights of one vote per share. Each share of Preferred Stock also carries a dividend of $2.90, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each fiscal year. In such event, the dividend will be payable in shares of Common Stock.

ITEM 8.  FINANCIAL STATEMENTS

         See Index to Financial Statements attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

     The table below sets forth certain information with respect to the directors and executive officers of the Company.


  Name                   Age         Position with the Company

Stanley S. Tollman....   66   Chairman of the Board and Chief Executive Officer
Sanford Freedman......   61   Vice President, Secretary and Director
Thomas W. Aro.........   55   Vice President and Director
Brett G. Tollman......   36   Vice President and Director
James A. Cutler.......   46   Treasurer, Chief Financial Officer and Director
Matthew B. Walker.....   47   Director

     Stanley S. Tollman has served as Chairman of the Board of Directors and Chief or Co-Chief Executive Officer of the Company since its formation. Since March 1995, Mr. Tollman has served as President. He served as Chairman of the Tollman-Hundley Hotel Group from 1979 to June 1996. He currently serves as Chairman of Bryanston Group, Inc. ("Bryanston"), a hotel management company, and of Trafalgar Tours International, a tour operator. He has also served as Chairman of the Board of Directors of Buckhead American Corporation, which was formerly the franchiser of Days Inns Hotels. The business addresses of Bryanston and Trafalgar Tours International are, respectively, 1886 Route 52, Hopewell
Junction, New York and 5 Reid Street, Hamilton, Bermuda. See "Certain Proceedings Involving Management".

     Sanford Freedman served as a Director, Vice-President and Secretary of the Company from its formation until October 29, 1993, and was re-elected to those positions on February 1, 1994. He has served as Executive Vice President of the Tollman-Hundley Hotel Group since 1993 and served as a Director, Executive Vice President and Secretary of Bryanston from 1993 through March 1996. See "Certain Proceedings Involving Management".

     Thomas W. Aro has served as a Director of the Company since February 1, 1994 and a Vice President of the Company since its formation. Mr. Aro also serves as Chief Operating Officer of the Company's subsidiary Alpha Gulf Coast, Inc. He has served as Executive Vice President of the Tollman-Hundley Hotel Group since 1982 and as Executive Vice President of Bryanston from 1989 through March 1996. See "Certain Proceedings Involving Management".

     Brett G. Tollman served as a Vice President of the Company from its formation until October 29, 1993, and was re-elected to that position and was elected a Director of the Company on February 1, 1994. He served as Executive Vice President of the Tollman-Hundley Hotel Group from 1984 to June 1996, and currently serves as Executive Vice President and Secretary of Bryanston. Mr. Tollman is the son of Stanley S. Tollman, the Chairman of the Board and Chief Executive Officer of the Company. See "Certain Proceedings Involving Management".

     James A. Cutler has served as Treasurer and Chief Financial Officer of the Company since its formation. He also served as Secretary of the Company from October 29, 1993 to February 1, 1994. Mr. Cutler was elected a Director of the Company on June 12, 1995. He served as Senior Vice President and Treasurer of the Tollman-Hundley Hotel Group until June 1996. Effective March 6, 1998, Mr. Cutler resigned from his positions as Treasurer, Chief Financial Officer and Secretary of the Company. Mr. Cutler has agreed to continue to serve as a Director of the Company.

         Matthew B. Walker has served as a Director of the Company since December 1995. He is an independent businessman involved in international business ventures, including the Brazilian based Walker Marine Oil Supply Business, to which he has been a consultant since 1988. Mr. Walker co-founded the Splash Casino in Tunica, Mississippi, in February 1993, where he remained employed until October 1995. In February 1994, he co-founded the Cotton Club Casino in Greenville, Mississippi, where he remained employed and as a shareholder until October 1995. In addition, since 1972, Mr. Walker has been involved in numerous real-estate transactions as a consultant and has managed E.B. Walker & Son Lumber Company, a family-owned lumber business in Alabama.

     Each Director is elected for a period of one year at the Company's annual meeting of stockholders and serves until his/her successor is duly elected by the Stockholders. Vacancies and newly created directorships resulting from any increase in the number of authorized directors may be filled by a majority vote of Directors then in office. Officers are elected by and serve at the pleasure of the Board of Directors. Directors are reimbursed for expenses incurred inconnection with the performance of their duties.

                    CERTAIN PROCEEDINGS INVOLVING MANAGEMENT

     Messrs. Stanley S. Tollman, Brett G. Tollman and Sanford Freedman were limited partners of six limited partnerships, each of which was the owner of an individual hotel, which filed Chapter 11 proceedings in 1991. Mr. Stanley S. Tollman was the stockholder of the corporate general partners of the limited partnerships. Messrs. Stanley S. Tollman, Brett G. Tollman, Sanford Freedman and James A. Cutler were directors and/or officers of such corporate general partners. Faced with the threat of foreclosure, the six limited partnerships filed for protection under the Bankruptcy Code. With regard to five of the bankruptcy proceedings, the Bankruptcy Court lifted the bankruptcy stay and permitted foreclosure sales of the hotels. With regard to the sixth hotel, a Plan of Reorganization has been approved by the Bankruptcy Court, which approval has been appealed by the lender to the U.S. District Court. The U.S. District Court confirmed the decision below, and the lender appealed to the Court of Appeals for the Fifth Circuit, which affirmed the decision of the U.S. District Court. The Plan of Reorganization has been implemented.

     Kissimmee Lodge, Ltd. ("KLL"), a Florida limited partnership, filed a Chapter 11 proceeding in the United States Bankruptcy Court for the Middle District of Florida in June 1994. The proceeding was filed to prevent the imminent foreclosure of the Days Suites hotel owned by KLL. Messrs. Stanley S. Tollman, Brett G. Tollman and Sanford Freedman hold limited partnership interests in KLL, and Mr. Stanley S. Tollman is a stockholder of the corporate general partner of KLL. Messrs. Stanley S. Tollman and James A. Cutler were directors and/or officers of such corporate general partner. A Plan of Reorganization for KLL was confirmed by the Bankruptcy Court and has been declared effective.

     Emeryville Days Limited Partnership ("Emeryville"), a California limited partnership, filed a Chapter 11 proceeding in the United States Bankruptcy Court for the Eastern District of California in May 1996. The proceeding was filed to prevent the imminent foreclosure of the Days Inn hotel owned by Emeryville. Messrs. Stanley S. Tollman, Brett G. Tollman and Sanford Freedman hold limited partnership interests in Emeryville, and Mr. Stanley S. Tollman is a stockholder of the corporate general partner of Emeryville. Messrs. Stanley S. Tollman and James A. Cutler were directors and/or officers of such corporate general partner. Subsequent to the filing of the proceeding, the subject hotel property was sold, and as a result, funds became available to pay all creditors, other than the holder of the second deed of trust, which holder agreed to settle its claim for a reduced amount, which has been paid. As a consequence of the foregoing, this proceeding was dismissed.

     T.H. Orlando, Ltd. ("Orlando") and T.H. Resorts Associates, Ltd. ("Resorts"), filed a Chapter 11 proceeding in the United States Bankruptcy Court for the Middle District of Florida, Orlando Division in February 1997. The proceeding was filed to prevent the imminent foreclosure of three Days Inn hotels owned by Orlando and Resorts. Messrs. Stanley S. Tollman and Sanford Freedman hold limited partnership interest in Orlando and Resorts, Mr. Stanley
S. Tollman is a stockholder of the corporate general partners of Orlando and Resorts, and Messrs. Stanley S. Tollman, Brett G. Tollman and James A. Cutler were directors and/or officers of such corporate general partners. In August 1997, Orlando and Resorts agreed to a settlement with its secured lender resulting in the sale of the hotel properties and dismissal of the proceeding.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth all cash compensation for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 1997, December 31, 1996 and December 31, 1995 paid to the Company's Chief Executive Officer, the four other most highly compensated executive officers (the "Named Executive Officers") at the end of the above fiscal years whose total compensation exceeded $100,000 per annum, and up to two persons whose compensation exceeded $100,000 during the above fiscal years, although they were not executive officers at the end of such years.

                                                                                    Restricted
                                                                                    Stock                   All Other
Name and Principal Position                       Year               Bonus (1)      Awards    Option/SARS   Compensation
Stanley S. Tollman .............................. 1997               $250,000       --              --            --
         Chairman of the Board of Directors,..... 1996               $250,000       --              --            --
         Chief Executive Officer and President    1995               $250,000       --              --            --
Monty D. Hundley ............................     1997               --             --              --            --
         President and Co-Chief Executive                            1996           --              --            --
         --
         Officer(2)..........................     1995               $62,500        --              --            --


     (1) No portions of the cash salaries to which either of the above officers were entitled during the periods indicated have been paid; the expense and liability have been accrued without interest.

     (2) As of March 23, 1995, Mr. Hundley resigned as an officer and Director of the Company, at which time Mr. Hundley waived any claim for future compensation under his contract with the Company.

     Option/SAR Grants in Last Fiscal Year. During the last completed fiscal year, the Company did not grant any options or stock appreciation rights to any Named Executive Officer.

     Compensation of Directors. Directors do not receive compensation for serving as Directors but are reimbursed for expenses incurred in connection with the performance of their duties.

     Employment Agreements. The Company and Mr. Stanley S. Tollman entered into an Employment Agreement dated June 1, 1993, whereby Mr. Tollman agreed to serve as Chairman of the Board and Co-Chief Executive Officer of the Company for a term of three (3) years from the date of the Agreement. Thereafter, such Agreement is automatically renewable for successive twelve (12) month periods, unless either party shall advise the other on ninety (90) days' written notice of his or its intention not to extend the term of the employment. In the event of a termination of his employment, under the terms of such Agreement Mr. Tollman is to be retained for two years to provide consulting services for $175,000 per year. Such Agreement has been renewed until June 1, 1998. Mr. Tollman's Employment Agreement provides for a salary in the amount of $250,000 per year, none of which has been paid under such Agreement since the date thereof. The unpaid salary accumulates, and the Company does not pay any interest or other penalty thereon. Such Agreement provides for Mr. Tollman to devote no less than 20% of his business time to the affairs of the Company and its subsidiaries. Such Agreement contains a non-disclosure provision pursuant to which Mr. Tollman agrees not to use or disclose any information, knowledge or data relating to or concerning the Company's operations, sales, business or affairs to any individual or entity, other than the Company or its designees, except as required in connection with the business and affairs of the Company. Prior to the sale of Alpha Hotel to Bryanston, that Agreement also contained a limited non-competition clause pursuant to which Mr. Tollman agreed not to own, manage, operate or otherwise be connected with any entity or person (other than Bryanston) or Alpha Hotel (i) that renders management services to hotels of the same kind, class and character as the hotels for which Alpha Hotel provided management services or (ii) that owns, manages or operates a gaming casino within a 100 mile radius of the Jubilation Casino. As of December 31, 1997, accrued consulting fees to Mr. Tollman and Mr. Hundley amounted to $1,029,167 and $341,667, respectively.

     Consulting Agreement. The Company and Mr. Sanford Freedman entered into a Consulting Agreement dated March 1, 1996, whereby Mr. Freedman agreed to render consulting services to the Company with respect to development activities relating to the Company's casino and hotel operations. Mr. Freedman's services as Secretary and a Director of the Company do not relate to the Company's development activities and are not compensated under the Consulting Agreement. Mr. Freedman serves as an independent contractor at will pursuant to the Consulting Agreement and will be compensated at the rate of $350 per hour. The Consulting Agreement may be terminated at any time by either party. The Company has agreed to indemnify Mr. Freedman against any claims, losses, expenses or liabilities, including reasonable attorneys' fees, Mr. Freedman may incur arising out of his performance of any services pursuant to the Consulting Agreement. Mr. Freedman was paid an aggregate of $195,000 of consulting fees during the year ended December 31, 1997.


                            BOARD COMPENSATION REPORT

Executive Compensation Policy

     Cash Compensation. The Company's executive officers, other than Stanley S. Tollman, are not directly compensated by the Company based upon the Compensation Committee's determination that compensation is not prudent at this time given the Company's financial position. When, and if, the Company's financial position improves, the Compensation Committee would establish and review the compensation of executive officers and employee compensation plans. However, all of the Company's executive officers previously provided management, financial and administrative services, through the Company's subsidiary Alpha Hotel, on behalf of Bryanston. Bryanston directly compensated the Company's executive officers for such services, and pursuant to the terms of an expense reimbursement
agreement  between  the  Company  and  Bryanston  (the  "Expense   Reimbursement
Agreement"), the Company reimbursed Bryanston on a monthly basis for direct payroll. The Compensation Committee did not determine the compensation paid by Bryanston to the Company's executive officers for providing these services on behalf of Bryanston, as such compensation was solely determined by Bryanston. Subsequent to the sale of Alpha Hotel to Bryanston in December 1996, Bryanston has continued directly to provide salaries and benefits to the Company's executive offices without seeking reimbursement therefor from the Company.

     Equity Compensation. The grant of stock options to executive officers constitutes an important element of long term compensation for the executive officers. The grant of stock options increases management's equity ownership in the Company with the goal of ensuring that the interest of management remains closely aligned with those of the Company's stockholders. The Board of Directors believes that stock options in the Company provide a direct link between executive compensation and stockholders' value. By attaching vesting requirements, stock options also create an incentive for an executive officer to remain with the Company for the long term.

     Chief Executive Officer Compensation. The compensation of Stanley S. Tollman, the Chief Executive Officer, is set forth in an Employment Agreement between the Company and Mr. Tollman, which provides for a salary in the amount of $250,000 per year, none of which has been paid under such Agreement. The unpaid salary accumulates, and the Company does not pay any interest or other penalty thereon. The terms of the Employment Agreement were determined based upon Mr. Tollman's ability to establish and retain a strong management team and to develop and implement the Company's business plans. The Company also appraised its financial position and reviewed compensation levels of Chief Executive Officers at comparable companies within the Company's industry.

     Corporate Performance Graph. The following graph shows a comparison of cumulative total stockholders' returns from November 5, 1993 through December 31, 1997 for the Company, the Russell 2000 Index ("Russell") and the Dow Jones Entertainment and Leisure -- Casino Index ("DJ Casino").

                                [GRAPH DELETED]

     The graph assumes the investment of $100 in shares of Common Stock on November 5, 1993 and the investment of $100 in Russell and DJ Casinos on October 31, 1993, and that all dividends were reinvested. No dividends have been declared or paid on the Common Stock.

     Section 16(a) Reporting. Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission and to the National Association of Securities Dealers, Inc. Automated Quotation System. Specific due dates for these reports have been established. During the year ended December 31, 1997, all reports for all transactions were filed on a timely basis.

1993 Stock Option Plan

     The purpose of the 1993 Stock Option Plan is to provide additional incentive to the officers and employees of the Company who are primarily responsible for the management and growth of the Company. Each option granted pursuant to the 1993 Stock Option Plan shall be designated at the time of grant as either an "incentive stock option" or as a "non-qualified stock option". The following description of the 1993 Stock Option Plan is qualified in its entirety by reference to the 1993 Stock Option Plan.

Administration of the Plan

     The 1993 Stock Option Plan is administered by a Stock Option Committee consisting of Messrs. Freedman and Walker which determines whom among those eligible will be granted options, the time or times at which options will be granted, the number of shares to be subject to options, the durations of options, any conditions to the exercise of options and the manner in and price at which options may be exercised. The Stock Option Committee is authorized to amend, suspend or terminate the 1993 Stock Option Plan, except that it cannot without stockholder approval (except with regard to adjustments resulting from changes in capitalization): (i) increase the maximum number of shares that may issued pursuant to the exercise of options granted under the 1993 Stock Option Plan; (ii) permit the grant of a stock option under the 1993 Stock Option Plan with an option prices less than 100% of the fair market value of the shares at the time such option is granted; (iii) change the eligibility requirements for participation in the 1993 Stock Option Plan; (iv) extend the term of any option or the period during which any option may be granted under the 1993 Stock Option Plan; or (v) decrease an option exercise price (although an option may be canceled and new option granted at a lower exercise price).

Shares Subject to the Plan

     The 1993 Stock Option Plan provides that options may be granted with respect to a total of 900,000 shares of Common Stock, subject to adjustment upon certain changes in capitalization without receipt of consideration by the Company. In addition, if the Company is involved in a merger, consolidation, dissolution or liquidation, the options granted under the 1993 Stock Option Plan. All of the 409,000 shares of Common Stock underlying options granted pursuant to the 1993 Stock Option Plan are being registered in this Registration Statement.

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

Terms of Options

     The Stock Option Committee, or the Board of Directors until such committee is constituted, shall, in its discretion, fix the term of each options, provided that the maximum term of each option shall be 10 years. Incentive stock options granted to an employee who owns over 10% of the total combined voting power of all classes of stock of the Company shall expire not more than five years after the date of grant. The 1993 Stock Option Plan provides for the earlier expiration of options of a participant in the event of certain terminations of employment.

Restrictions on Grant and Exercise

     An option may not be transferred other than by will or the laws of descent and distribution and, during the lifetime of the option holder may be exercised solely by him. The aggregate fair market value (determined at the time the option is granted) of the shares as to which an employee may first exercise incentive stock options in any one calendar year may not exceed $100,000. The Stock Option Committee, or the Board of Directors until such committee is constituted, may impose other conditions to exercise as it deems appropriate.

Option Grants

     There were no options granted to either of the named executive officers in the fiscal year ended December 31, 1997. Options to purchase 409,000 shares of Common Stock have been granted to employees to date.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                             OWNERSHIP OF SECURITIES

     Only stockholders of record at the close of business on March 25, 1998 (the "Record Date"), the date fixed by the Board of Directors in accordance with the Company's By-Laws, are entitled to notice of, and to vote at, the Meeting. As of such date, there were issued and outstanding 14,406,204 shares of Common Stock and 821,496 shares of Preferred Stock.

     Each outstanding share of each class of stock is entitled to one vote on all matters properly coming before the Meeting. A majority of all outstanding shares of Common Stock and Preferred Stock, taken together, present in person or represented by proxy at the Meeting, is necessary to constitute a quorum for the Meeting.

     The following table sets forth certain information as of the Record Date with respect to each beneficial owner of five (5%) percent or more of the outstanding shares of Common Stock and Preferred Stock, each officer, director and nominee for director of the Company and all officers and directors as a group. Unless otherwise indicated, the address of each such person or entity is c/o Alpha Hospitality Corporation, 12 East 49th Street, New York, New York 10017, except for Patricia Cohen, whose address is 6 Danton Lane South, Lattington, NY.



Title of Class                       Name and Address       No. of Shares (1)      Percent of Class     Percent of Vote (2)

Common Stock                   Beatrice Tollman(3)(9)               1,815,890                  12.6                    11.9
$.01 par value                    Sanford Freedman(4)                 271,158                   1.9                     1.4
                                     Thomas W. Aro(5)                 100,000                    .7                      .3
                                  Brett G. Tollman(6)               1,619,875                  11.2                    10.2
                                   James A. Cutler(7)                 116,000                    .8                      .7
                                    Patricia Cohen(8)               1,030,146                   7.2                     4.4
                                    Matthew B. Walker                 199,879                   1.4                     1.3
                                   Bryanston Group(9)               6,565,730                  45.6                     0.0
                                        1886 Route 52
                              Hopewell Junction, N.Y.
                           All Officers and Directors
                          as a group (6 persons)(4-7)               2,202,512                  15.3                     6.5
Preferred Stock              Bryanston Group, Inc.(9)                 777,238                  94.6                     5.1
$29.00 liquidation                 BP Group, Ltd.(10)                  44,258                   5.4                      .3
value                             6 Danton Lane South
                                     Lattington, N.Y.


     (1) Each person exercises sole voting and dispositive power with respect to the shares reflected in the table, except for those shares of Common Stock that are issuable upon the exercise of options or the conversion of Preferred Stock, which shares cannot be voted until the options are exercised or such Preferred Stock is converted by the holders thereof. Includes shares of Common Stock that may be acquired upon exercise of options or conversion of convertible securities that are presently exercisable or convertible or become exercisable or convertible within 60 days.

     (2) Represents the vote, as a percentage of the total votes that may be cast at the Meeting by holders of both Common Stock and Preferred Stock, that may be cast by the holder of the relevant shares. For these purposes, no vote is attributable to any shares of Common Stock not issued and outstanding as of the Record Date (e.g., on account of outstanding options having not been exercised or shares of Preferred Stock having not been converted into shares of Common Stock).

     (3) Stanley S. Tollman, the Chairman of the Board, Chief Executive Officer and President of the Company, is the spouse of Beatrice Tollman. Stanley S. Tollman disclaims beneficial ownership of the shares beneficially owned by Beatrice Tollman.

     (4) Includes 60,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Freedman, all of which options are currently exercisable.

 (5) Includes 60,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Aro, all of which options are currently exercisable.

 (6) Includes 60,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Brett G. Tollman, all of which options are currently exercisable and 1,000,000 shares held in the Tollman Family Trust of which Brett G. Tollman is the sole Trustee. Brett G. Tollman is the son of Stanley S. Tollman and Beatrice Tollman. Each of Brett G. Tollman, Stanley S. Tollman and Beatrice Tollman disclaims beneficial ownership of the shares beneficially owned by any of the other of them.

 (7) Includes 40,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Cutler, all of which options are currently exercisable. Does not include 4,000 shares owned by Mr. Cutler's children, of which shares he disclaims beneficial ownership.

 (8) Represents (i) 676,082 shares of Common Stock owned by Patricia Cohen, who was a Director of the Company during the period February 1, 1994 to December 12, 1997, and (ii) 354,064 shares of Common Stock issuable upon conversion of 44,258 shares of Preferred Stock owned by BP Group, LTD ("BP"), a company of which Patricia Cohen is the sole stockholder. All of such shares of Preferred Stock are currently convertible into shares of Common Stock.

 (9) Includes (i) 6,217,904 shares of Common issuable upon conversion of 777,238 shares of Preferred Stock owned by Bryanston Group, Inc. ("Bryanston") and (ii) 347,826 shares of Common Stock issuable upon the exercise of options granted to Bryanston; all of such options are currently exercisable for, and all of such shares of Preferred Stock are currently convertible into, shares of Common Stock. On December 17, 1997, the Company declared a dividend of 730,331 shares of Common Stock to Bryanston with respect to, and in lieu of the cash dividend accrued on, the outstanding shares of Preferred Stock held by Bryanston in 1996. Additionally, as of January 30, 1998, the Company became obligated to issue to Bryanston approximately 934,000 additional shares of Common Stock in lieu of the cash dividend payable with respect to Bryanston's shares of Preferred Stock for the 1997 calendar year. None of such shares of Common Stock is included in the table above as they have not yet been issued. Bryanston is an affiliate of the Company, and Beatrice Tollman, Stanley S. Tollman's spouse, is a 50% stockholder of Bryanston. Each of Bryanston and Beatrice Tollman disclaims beneficial ownership of the shares beneficially owned by the other of them.

(10) Patricia Cohen is the sole stockholder of BP. On December 17, 1997 the Company declared a dividend of 46,581 shares of Common Stock to BP with respect to, and in lieu of the cash dividend accrued on, the outstanding shares of Preferred Stock held by BP in 1996. Additionally, as of January 30, 1998, the Company became obligated to issue to BP approximately 55,000 additional shares of Common Stock in lieu of the cash dividend payable with respect to BP's shares of Preferred Stock for the 1997 calendar year. None of such shares of Common Stock is included in the table above as they have not yet been issued.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Bayou Caddy Acquisition

         Pursuant to an asset purchase agreement, dated as of May 14, 1993, among Alpha Gulf Coast, Inc. ("Gulf Coast"), B.C. of Mississippi, Inc. ("B.C.") (formerly known as Bayou Caddy, Inc.) and certain stockholders of B.C., the Company acquired certain of the assets of B.C., including B.C.'s leasehold interests under certain lease agreements, certain other assets incidental to the development and ownership of the Bayou Caddy's Jubilee Casino (the "Bayou Caddy's Jubilee Casino" or the "Casino") and B.C.'s interest in certain related license applications, approvals and permits. As part of the purchase, the Company assumed liabilities aggregating approximately $1,100,000. The purchase price was $3,500,000, which was evidenced by a promissory note (the "B.C. Note") that bore interest at the rate of 10% per annum and was convertible into shares of Gulf Coast. Pursuant to an agreement, also dated May 14, 1993, among B.C., the Company, Stanley S. Tollman and Monty D. Hundley, the Gulf Coast shares into which the B.C. Note was convertible were further convertible into shares of Common Stock upon the happening of certain events. On November 15, 1995, the Company, Gulf Coast and B.C. entered into an agreement (the "B.C. Agreement") under which (i) the B.C. Note was deemed converted on February 1, 1994 and (ii) B.C. received rights that entitled B.C. to receive 791,880 shares of Common Stock. As contemplated by the B.C. Agreement, B.C. subsequently distributed rights to receive 700,000 shares of Common Stock to its shareholders and retained rights to receive 91,880 of such shares. The conversion of the B.C.
Note into 791,880 shares of Common Stock was determined in accordance with a formula contained in the May 14, 1993 agreements that allowed for conversion of the note into 12% of the shares of Common Stock held by Messrs. Tollman and Hundley at the time the Company notified B.C. of its election to convert. In order to avoid further dilution to the Company's stockholders and to enhance its position in the Company, Bryanston agreed to contribute a number of its shares of Common Stock to the Company in order to help satisfy the number of shares of Common Stock into which the B.C. Note converted. In accordance therewith, Bryanston made a capital contribution to the Company of 716,881 shares of Common Stock owned by Bryanston, which were held by the Company as treasury stock. In September 1996, the Company issued the 791,800 shares of Common Stock to B.C. and the B.C. shareholders, and in October 1996, the shares previously held in treasury stock were canceled.

Bryanston

         In connection with the formation of the Company and the initial capitalization of the Company, Bryanston (i) contributed $626,004 in cash to the Company in exchange for 3,564,987 shares of Common Stock, valued at 17.6(cent) per share, (ii) entered into certain service agreements and (iii) loaned the Company $4,009,740 (the "Bryanston Loan"). The Company utilized the $626,004 and the proceeds of the Bryanston Loan for the development and construction of the Bayou Caddy's Jubilee Casino.

         Under a service agreement, effective as of September 1, 1993, between Alpha Hotel and Bryanston (the "Service Agreement"), the Company (through Alpha Hotel) provided management, financial, administrative and marketing services to hotels and motels on behalf of Bryanston. Bryanston is an affiliate of the Company, and Beatrice Tollman, Mr. Stanley S. Tollman's spouse, is a 50% stockholder of Bryanston. The Service Agreement, which was co-terminus with the last to expire of individual management agreements between Bryanston and 13 hotels (the "Management Agreements"), stated that the Company would provide certain management services for hotels managed by Bryanston for certain unaffiliated owners. Pursuant to the Service Agreement, Bryanston received a fee of 1% of the aggregate compensation paid to the Company pursuant to the Management Agreements. The Hotel Division of Bryanston is the provider of direct services to all managed hotels pursuant to the Management Agreements with the individual hotels. Through its subsidiary Alpha Hotel, the Company provided management, financial, administrative and marketing services on behalf of Bryanston. Pursuant to the Management Agreements, the Company was compensated for its services in an amount equal to a percentage of total net revenues of the managed hotels, ranging between 2% and 5%. In connection with the Service Agreement, effective September 1, 1993, the Company entered into the Expense Reimbursement Agreement with Bryanston for the use of certain office space at its Hopewell Junction, New York facility in connection with the Company's hotel management operations. Pursuant to the terms of the Expense Reimbursement Agreement, the Company reimbursed Bryanston on a monthly basis for its share of rent, office expenses and direct payroll.

         The Bryanston Loan had an initial interest rate of 12% per annum, and payment thereunder was subordinated to payment of the Term Loan, described below. A portion of principal and accrued interest in the aggregate amount of

$1,012,500 was repaid from the proceeds of the Company's initial public offering ("IPO") and principal and accrued interest in the aggregate amount of $1,206,355 was repaid from the proceeds of the underwriters' over-allotment option exercised in connection with the IPO. The balance of the Bryanston Loan ($1,972,532) accrued interest at the rate of 12% per annum, which accrued until the second anniversary of the opening of the Bayou Caddy's Jubilee Casino, and thereafter, together with such accrued interest amount ($501,294), interest accrued at the rate of 9% per annum, payable quarterly in equal installments over a 10-year period, and was subject to prepayment pro rata with the BP Loan, described below, from the proceeds of the exercise, if any, of the Company's outstanding warrants and certain options (the "HFS Options") granted to HFS Gaming Corp. ("HFS"), provided the Company is current under the Term Loan (described below). At December 31, 1997, the principal balance (which included accrued interest through the second anniversary) was $1,398,622 and accrued interest of $145,312.

         In August and October 1993, Bryanston advanced a bridge loan (the "Bryanston Bridge Loan") in the aggregate amount of $7,419,000, which was also applied to the development and construction of the Bayou Caddy's Jubilee Casino. The Bryanston Bridge Loan bore interest at the rate of 10% per annum from the date advanced and was originally due and payable on the earlier of October 31, 1993 or the closing of the IPO. A portion of the principal and accrued interest on the Bryanston Bridge Loan, in the aggregate amount of $3,625,000, was repaid from the proceeds of the Term Loan (described below) and a $4,000,000 bridge loan from HFS (which was repaid from the proceeds of the IPO), and the balance was repaid from the proceeds of the IPO.

         As of January 1, 1994, Bryanston agreed to loan the Company up to $9,000,000 (the "Initial Working Capital Loan") to meet working capital requirements of the Company. The note bore interest at prime rate plus 2% per annum and had a maturity date of December 31, 1995. On December 31, 1994, the Company authorized the issuance of 625,222 shares of its convertible preferred stock, valued at $6.625 per common share, in settlement of $8,284,196 due Bryanston pursuant to the Initial Working Capital Loan, which amount included approximately $349,000 of accrued interest. In October 1995, those 625,222 shares of preferred stock were converted into 1,250,444 shares of Common Stock.

         On November 15, 1995, the Company, Gulf Coast and B.C. entered into the B.C. Agreement under which (i) the B.C. Note was deemed converted on February 1, 1994 and (ii) B.C. received rights that, upon exercise, entitled B.C. to receive 791,880 shares of Common Stock. Bryanston agreed to contribute 716,881 of its shares of Common Stock to the Company in order to help satisfy the number of shares of Common Stock into which the B.C. Note converted. Bryanston agreed to make this capital contribution to the Company in order to avoid further dilution to the Company's stockholders.

         As of January 5, 1995, Bryanston agreed to loan the Company up to $20,000,000 (the "Working Capital Loan") to meet the working capital requirements of the Company. Thus, the Company is obligated under a $20,000,000 non-revolving promissory note ($3,730,000 and $1,746,000 outstanding at December 31, 1997 and 1996, respectively) with Bryanston. The note, which bears interest at prime rate (8.5% at December 31, 1997 and 8.25% at December 31, 1996) plus 2%, is payable at the lesser of the outstanding principal amount or $2,000,000 per annum through December 31, 1999. Beginning in 1996, interest accrued monthly and was due and payable by the following month. All remaining principal and accrued interest (approximately $503,000) shall be due on December 31, 2000. Additionally, commencing May 1, 1996 and for each of the next succeeding three years thereafter, the Company is required to make additional principal payments equal to "Available Cash Flow of Maker" as defined in the note to mean an amount equal to the consolidated annual net income of the Company before depreciation but after provision for taxes and principal payments on account of all debt, less an amount equal to the sum of (a) an annual replacement reserve equal to 3% of the consolidated revenues of the Company and its subsidiaries, excluding Alpha Hotel, and (b) $1,000,000.

         On September 22, 1995, Bryanston purchased from HFS an outstanding loan to the Company (the "Term Loan"), which was then in default and was then held by HFS, having an outstanding balance of $7,816,000. In October 1993, the Company had issued the Term Loan to HFS in the original principal amount of $8,000,000 for a five-year term. The Term Loan bears interest at a rate of 10% per annum and requires monthly payments of principal and interest through November 1998. The Term Loan is secured by a first preferred ship mortgage on the Bayou Caddy's Jubilee Casino. As consideration for Bryanston purchasing the Term Loan (which was then in default) and for Bryanston agreeing to make the Working Capital Loan, in October 1995, the Company issued to Bryanston 347,826 shares of Common Stock, valued at $4.50 per share, and an option to purchase 347,826 shares of Common Stock at an exercise price of $4.50 per share. In addition, Bryanston acquired 96,429 shares of Common Stock from an affiliate of HFS. At

December 31, 1997 and 1996, the balance due on the Term Loan was $7,800,000, plus accrued interest of $1,812,000 and $2,006,789, respectively.

         Since the Company began to implement its plans to close the Jubilation Casino in July 1996, the Company updated its assessment of the realizability of the leasehold improvements and related assets of the Jubilation Casino. This resulted in an impairment loss of approximately $14,507,000 and would have reduced stockholders' equity below certain requirements for continued listing of the Company's securities on NASDAQ. In order to avoid the delisting of the Company's securities from NASDAQ, Bryanston proposed that the Company convert the Working Capital Loan into shares of Preferred Stock, which would enable the Company to maintain its NASDAQ listing. Therefore, effective June 26, 1996, Bryanston converted the amount due on the Working Capital Loan (approximately $19,165,000) into shares of Preferred Stock. The Company was charged a 5% transaction fee (approximately $958,000), which was also converted into shares of Preferred Stock. The conversion was effective June 26, 1996, and the total of approximately $20,123,000 converted into 693,905 shares of Preferred Stock based on the fair market value of a share of Common Stock on the date of conversion ($3.625).

         In addition, on September 30, 1997, the Company issued 83,333 shares of Preferred Stock in settlement of $2,000,000 due to Bryanston under a continuation of the Working Capital Loan. Each share of outstanding Preferred Stock (i) entitles the holder to one vote, (ii) has a liquidation value of $29.00 per share, (iii) has a cash dividend rate of 10% of liquidation value, which increases to 13% of liquidation value if the cash dividend is not paid within 30 days of the end of each fiscal year and in such event is payable in shares of Common Stock valued at the market price, and (iv) is convertible into eight shares of Common Stock.

         Since June 1996, Bryanston (without any obligation to do so) has continued to advance funds to the Company under a continuation of the Working Capital Loan for working capital and similar purposes, including funding for construction of the Hotel Casino. As noted above, effective as of September 30, 1997, $2,000,000 of such financing was converted into shares of Preferred Stock issued to Bryanston, and net of such conversion of indebtedness into shares of Preferred Stock, as of December 31, 1997, a principal balance of approximately $3.7 million remained owing to Bryanston plus accrued interest of approximately $500,000.

         As of December 31, 1996, the Company sold 100% of the stock of Alpha Hotel to Bryanston for consideration of $3,000,000.

BP Group

         BP advanced $1,927,759 to the Company, representing the proceeds of the BP loan (the "BP Loan"). The BP Loan had an initial interest rate of 12% per annum, and payment thereunder was subordinated to payment of the Term Loan. Principal and accrued interest in the aggregate amount of $487,500 was repaid from the proceeds of the IPO, and principal and accrued interest in the aggregate amount of $575,560 was repaid from the proceeds of the underwriters' over-allotment option. The balance of the BP Loan ($864,699) accrued interest at the rate of 12% per annum through the second anniversary of the opening of the Bayou Caddy's Jubilee Casino, and thereafter, together with such accrued interest, at the rate of 9% per annum, payable quarterly in equal installments over a 10-year period, and is subject to prepayment, pro rata with the Bryanston Loan, from the proceeds of the exercise, if any, of the Company's outstanding warrants and the HFS Options.

         BP also advanced a bridge loan (the "BP Bridge Loan") in the amount of $2,200,000, which was applied to the development of the Bayou Caddy's Jubilee Casino. The BP Bridge Loan bore interest at the rate of 10% per annum from the date advanced and was originally due and payable on the earlier of October 31, 1993 or the closing of the IPO. The BP Bridge Loan was repaid in full, from the proceeds of the Term Loan and the HFS Bridge Loan, which was repaid by the Company from the proceeds of the IPO.

         In July 1993 Ms. Cohen, a director of the Company from February 1, 1994 to December 12, 1997 and the sole shareholder of BP, contributed $511,961 to the capital of the Company, for which she was issued 1,544,182 shares of Common Stock valued at 33.2 (cent) per share. Ms. Cohen was also a principal stockholder of Westfield Financial Corporation, one of the underwriters of the IPO. Westfield Financial Corporation is no longer operating as a broker-dealer.

         Since the Company began to implement its plans to close the Jubilation Casino in July 1996, the Company updated its assessment of the realizability of the leasehold improvements and related assets of the Jubilation Casino. This resulted in an impairment loss of approximately $14,507,000 and would have reduced stockholders' equity below certain requirements for continued listing of the Company's securities on NASDAQ. In order to avoid delisting the Company's securities from NASDAQ, BP proposed that the Company convert the BP Loan into shares of Preferred Stock, which would enable the Company to maintain its NASDAQ listing. Therefore, effective June 26, 1996, BP converted the amount due on the BP Loan (approximately $1,222,000) into shares of Preferred Stock. The Company was charged a 5% transaction fee (approximately $61,000), which was also converted into shares of Preferred Stock. The conversion was effective June 26, 1996, and the total of approximately $1,283,000 was converted into 44,258 shares of Preferred Stock based on the fair market value of a share of Common Stock on the date of conversion ($3.625). The terms of the shares of Preferred Stock issued to BP are identical to those of the shares of Preferred Stock issued to Bryanston in June 1996 and September 1997.

         All current transactions between the Company, and its officers, directors and principal stockholders or any affiliates thereof are, and in the future such transactions will be, on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
                                                   FINANCIAL STATEMENTS


(a) The following documents are filed or part of this report:

1.       FINANCIAL REPORTS


ALPHA HOSPITALITY CORPORATION
         Independent Auditor's Report.............................F-1

         Consolidated Balance Sheets..............................F-2

         Consolidated Statements of Operations....................F-3

         Consolidated Statements of Stockholders' Equity..........F-4

         Consolidated Statement of Cash Flows.....................F-5

         Notes to Consolidated Financial Statements...............F-7

2.       FINANCIAL STATEMENT SCHEDULE
         Schedule VIII Valuation Accounts for the Years Ended
          December 31, 1997, 1996 and 1995           .............S-1

3.       EXHIBITS

*2      Bryanston Third Amended Joint Plan of Reorganization
*3(a)   Certificate of Incorporation
*3(b)   Form of Certificate of Amendment to Certificate of Incorporation
*3(c)   By-Laws, as amended
*4(a)   Form of Common Stock Certificate
*4(b)   Form of Warrant Certificate
*10(a) Form of Employment Agreement between the Company and Stanley S. Tollman *10(b) Form of Employment Agreement between the Company and Monty D. Hundley *10(c) Form of Indemnification Agreement between the Company and directors and executive officers of the Company
*10(d)  1993 Stock Option Plan
*10(e)  Form of Service Agreement between the Company and Bryanston
*10(f) Expense Reimbursement Agreement effective as of September 1,1993, by and between the Company and Tollman-Hundley Hotel Group and Bryanston Group, Inc.

*10(g) Agreement of Purchase and Sale of Assets by and among BCI and Alpha Gulf, George Baxter, John Kingsbury, Jon Turner and Robert James,
        dated as of May 14, 1993
*10(h)  Non-negotiable convertible Promissory Note of Alpha Gulf payable to
        BCI in the principal amount of $3,500,000, dated May 14, 1993
*10(i) Shareholders Agreement, dated as of May 14, 1993, between BCI, Alpha Gulf, the Company and Stanley S. Tollman and Monty D. Hundley.
*10(j)  Form of Warrant Agreement among the Company, the Transfer Agent and the Underwriters
*10(k)  Work Order, dated June 7, 1993, of American Marine Corporation
*10(l)  Amended Sales and Security Agreement, dated July 8, 1993, between
        Bally Gaming, Inc. and Alpha Gulf d/b/a/ Bayou Caddy Casino
*10(m)  Agreement, dated May 11, 1993, between Twenty Grand Marine Service,
        Inc. and BCI
*10(n) Agreement, dated as of June 1993 between Alpha Gulf d/b/a Bayou Caddy Casino and Benchmark and Trustmark National Bank
*10(p)  Lease Agreement, dated June 2, 1992, between Joseph E. Cure, Jr.,Joseph
        R. Cure, Cynthia Cure Rutherford, Michael Cure and Susan Cure Gollott and BCI
*10(q) Development Agreement, dated September 17, 1992, between Joseph E. Cure, Jr., Joseph R. Cure, Cynthia Cure Rutherford, Michael Cure and Susan Cure Gollott and BCI
*10(r) Contract for First Right to Buy and Right of First Refusal for the Sale and Purchase of Real Estate,dated September 17, 1992, between Joseph E. Cure, Jr., Joseph R. Cure, Cynthia Cure Rutherford, Michael Cure and Susan Cure Gollott and BCI
*10(s) Lease Agreement, dated September 17, 1992, between Joseph E. Cure, Jr., Joseph R. Cure, Cynthia Cure Rutherford, Michael Cure and Susan Cure Gollott and BCI
*10(t)  Lease, dated November 12, 1992, between Dallas Goodwin and BCI
*10(u) Form of Limited Standstill Agreement of the Existing Stockholders f/b/o the Underwriters
*10(v) Promissory Note reflecting the Bryanston Bridge Loan, dated July 27, 1993, of the Company payable to Bryanston in the amount of $6,555,000; Amendment to the Note dated September 29, 1993
*10(w) Promissory Note reflecting the BP Bridge Loan dated July 27, 1993 of the Company payable to BP in the amount of $2,200,000
*10(x)  Amendment to the BP Bridge Note dated September 29, 1993
*10(y)  Amendment to the Bryanston Bridge Note dated October 29, 1993
     *10(z) Agreement between BP and the Company dated May 12, 1993, relating to the BP Loan, Amendments thereto dated August 5, 1993 and September 10, 1993 *10(aa) HFS marketing agreement dated October 27, 1993
*10(ab) Amended Sales and Security  Agreement  between  Bally and the Company dated July 8, 1993
*10(ac) Deleted
*10(ad) Documents  related to HFS Loans dated  October 27,  1993:  (i) Loan
        Agreement among the Company Alpha Gulf and HFS (ii) Leasehold Deed of Trust(form) (iii) First Preferred Ship Mortgage from Alpha Gulf to HFS (iv) Security Agreement between Alpha Gulf and HFS (v) Pledge and Security Agreement between Bryanston and HFS (vi)$8,000,000 Series A Secured Note (vii) $4,000,000 Series B Secured Note (viii)
        Guarantee   Agreement  of Bryanston in favor of HFS (ix) Guarantee
        Agreementof the Company in favor of HFS

       (x)    HFS Option Agreement: HFS Option Certificate
       (xi)   Bryanston Subordination Agreement
       (xii)  BP Subordination Agreement
       (xiii) Bryanston Subordinated Promissory Note dated as of August 5, 1993 (Bryanston Loan
*10(ae)    Deleted
*10(af)    Form of Underwriters' Warrant
***10(ag)  Amended Cure Lease
***10(ah)  Peoples Bank Loan Agreement
***10(ai)  Non-Revolving Promissory Note with Bryanston Group, Inc.
***10(aj) $20,000,000 Non-Revolving Promissory Note dated January 5, 1995 ***10(ak) Stock Purchase Agreement dated October 20, 1995
***10(al)  Stock Acquisition Agreement dated January 25, 1995
***10(am)  Form 8-K dated October 31, 1995
***10(an) Restructure of Debt of Alpha Gulf Coast, Inc. with Bally Gaming, Inc. ****10(ao) Asset Purchase Agreement between Alpha Gulf Coast, Inc. and Alpha
           Greenville Hotel, INc. and Greenville Casino Partners, L.P.
*11     Statement Re: Computation of Per Share Earnings
12      List of Subsidiaries

     (b)  Reports on Form 8-K

          There were no 8-Ks filed by the Company during the last quarter of the period covered by this report.



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

****   Incorporated  by reference,  filed with the Company's  Proxy Statement on
       Schedule 14A sent to stockholders of the Company on or about February 12, 1998.

       List of Subsidiaries:

                       Name                 State of Incorporation

              Alpha Gulf Coast, Inc.               Delaware
              Alpha St. Regis, Inc.                Delaware
              Alpha Missouri, Inc.                 Delaware
              Alpha Monticello, Inc.               Delaware
              Alpha Rising Sun, Inc.               Delaware
              Jubilation Lakeshore, Inc.           Mississippi
              Alpha Greenville Hotel, Inc.         Delaware
              Alpha Entertainment, Inc.            Delaware

                                                         SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ALPHA HOSPITALITY CORPORATION



                         By: /s/    Stanley S. Tollman
                             Stanley S. Tollman
                         Title: Chairman of the Board and
                                Chief Executive Officer

                         Date:      March 25, 1998


                         By: /s/    Robert Steenhuisen
                             Robert Steenhuisen
                         Title:     Chief Accounting Officer

                         Date:      March 25, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                  Title                                               Date


/s/ Stanley S. Tollman                  Chairman of the Board and                                  March 25,1998
   Stanley S. Tollman                   Chief Executive Officer


/s/ James A. Cutler                     Director                                                   March 25, 1998
   James A. Cutler


/s/ Sanford Freedman                    Vice President, Secretary and Director                     March 25, 1998
    Sanford Freedman


/s/ Brett G. Tollman                    Vice President and Director                                March 25, 1998
     Brett G. Tollman


/s/ Thomas W. Aro                       Vice President and Director                                March 25, 1998
     Thomas W. Aro


/s/ Matthew B.  Walker                   Director                                                  March 25, 1998
     Matthew B.  Walker

                                                INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
New York, New York

     We have audited the accompanying consolidated balance sheets of Alpha Hospitality Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha Hospitality Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed on Page S-1 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic consolidated financial statements taken as a whole.


                            /S/ ROTHSTEIN, KASS & COMPANY, P.C.


Roseland, New Jersey
March 2, 1998

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                    (In thousands, except for per share data)

                                                                                             1997              1996
         ASSETS
CURRENT ASSETS:
         Cash, including restricted cash of $500 and $270 in
              1997 and 1996, respectively....................................           $   2,211        $    1,350
         Accounts receivable, less allowance for doubtful accounts of $635
              and $527 in 1997 and 1996, respectively........................                  15                73
         Inventories.........................................................                                   297
         Prepaid insurance...................................................                 276               615
         Other current assets................................................                 264               195
         Deferred tax asset..................................................               6,375
         Net assets held for sale............................................              13,925
           Total current assets..............................................              23,066             2,530

PROPERTY AND EQUIPMENT, net..................................................               4,935            39,660

DEPOSITS AND OTHER ASSETS....................................................               1,992             1,764
                                                                                         $ 29,993         $  43,954

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Long-term debt, current maturities..................................         $        81          $ 14,528
         Notes payable.......................................................               1,418             2,400
         Accounts payable and other accrued expenses.........................               5,851             9,911
         Accrued payroll and related liabilities.............................               1,570             3,755
         Due to affiliate, current maturity..................................               3,730             1,746
           Total current liabilities.........................................              12,650            32,340

LONG-TERM DEBT, less current maturities......................................               8,007             7,866

DUE TO AFFILIATE, less current maturity......................................                 503               503

AMOUNTS DUE UNDER REDEMPTION AGREEMENT, including
         accrued interest of $286............................................                                 1,739

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
         Preferred stock, cumulative, $.01 par value, 1,000 shares authorized                   8                 7
         Common stock, $.01 par value, 25,000 shares authorized..............                 145               135
         Common stock payable................................................               1,391
         Capital in excess of par value......................................              61,259            56,778
         Accumulated deficit.................................................             (53,970)          (55,414)
           Total stockholders' equity........................................               8,833             1,506
                                                                                       $   29,993        $   43,954




           See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 1997, 1996 and
                       1995 (In thousands, except for per
                                   share data)

                                                                               1997                1996           1995
REVENUES:
         Casino......................................................         $ 31,048          $ 43,252       $ 26,429
         Food and beverage, retail and other.........................              585             1,268          1,210
           Total revenues............................................           31,633            44,520         27,639

COSTS AND EXPENSES:
         Casino......................................................           12,029            16,184         13,493
         Food and beverage, retail and other.........................              569             1,657          1,877
         Selling, general and administrative.........................           18,398            24,973         18,069
         Interest....................................................            3,138             4,421          3,213
         Depreciation and amortization...............................            5,094             6,059          4,508
         Pre-opening and development costs...........................              554             1,468          1,290
         Debt conversion fee.........................................                              1,019
         Write-off of leasehold and improvements.....................                             14,507
         Settlement and termination of lease agreement...............                                541
         Financial advisory services fees............................                                             1,690
         Relocation expense..........................................                                               412
         Buy-out of marketing agreement..............................                                             1,500
         Write-off of unamortized debt discount......................                                               931
           Total costs and expenses..................................           39,782            70,829         46,983

LOSS FROM CONTINUING OPERATIONS BEFORE DEFERRED
         INCOME TAX BENEFIT..........................................           (8,149)          (26,309)       (19,344)

DEFERRED INCOME TAX BENEFIT..........................................            6,375

LOSS FROM CONTINUING OPERATIONS......................................           (1,774)          (26,309)       (19,344)

DISCONTINUED OPERATIONS:
         Income from operations of discontinued hotel management
           segment...................................................                                645          1,351
         Gain on disposal of hotel management segment................                              2,849
           Total income from discontinued operations.................                              3,494          1,351

EXTRAORDINARY ITEM, gain on extinguishment of debt...................            4,609

NET INCOME (LOSS)....................................................            2,835           (22,815)       (17,993)

DIVIDENDS ON PREFERRED STOCK.........................................            1,391

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                              $     1,444        $  (22,815)     $ (17,993)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                      14,124            13,248         10,617

EARNINGS (LOSS) PER COMMON SHARE:
   Basic:
         From continuing operations..................................     $       (.23)     $    (1.98)     $     (1.82)
         From discontinued operations................................                              .26              .13
         From extraordinary item....................................               .33
                Net income (loss)....................................     $        .10      $    (1.72)     $     (1.69)

   Diluted:
         From continuing operations..................................     $       (.23)     $    (1.98)     $     (1.82)
         From discontinued operations................................                              .18              .13
         From extraordinary item.....................................              .22
                Net income (loss)....................................     $        .01      $     (1.80)    $     (1.69)

           See accompanying notes to consolidated financial statements
                                       F-3

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 1997, 1996 and
                       1995 (In thousands, except for per
                                   share data)

                                                                                                        Common
                                                                                        Capital in      Stock
                                                Preferred Stock         Common Stock     Excess of     Subscribed/    Accumulated
                                             Shares       Amount     Shares    Amount    Par Value     Payable         Deficit

Balances, January 1, 1995...............       625     $     6       10,225   $   102   $  27,639  $                 $ (14,606)
   Conversion of preferred stock to
     common stock.......................      (625)         (6)       1,250        13          (6)
   Common stock issued pursuant
     to acquisition.....................                                783         8       4,492
   Common stock exchanged for
     financial advisory services........                                                       90        1,600
   Mandatorily redeemable common
      stock accretion...................                                                      (51)
   Exercise of put option...............                                 96         1         615
   Net loss.............................                                                                               (17,993)
Balances, December 31, 1995                                          12,354       124      32,779        1,600         (32,599)
   Common stock issued for payment
      of long-term debt.................                                701         7       2,446
   Issuance of subscribed common
     stock..............................                                348         3       1,597       (1,600)
   Issuance of common stock on
     converted long-term debt...........                                 75         1          (1)
   Preferred stock issued in
     settlement of long-term debt.......        42                                          1,222
   Preferred stock issued in settlement
     of due to affiliate................       661           7                             19,158
   Preferred stock issued in
     settlement of debt conversation fee        35                                          1,019
   Adjustment of amount due under
     redemption agreement...............                                                   (1,453)
   Stock sold under redemption
     agreement..........................                                                       11
   Net loss.............................                                                                               (22,815)
Balances, December 31, 1996.............       738           7       13,478       135      56,778                      (55,414)
   Sale of common stock.................                                571         6         994
   Common stock issued in settlement
      of notes payable and accrued
      interest..........................                                200         2         504
   Common stock issued in settlement
      of certain accounts payable and
      accrued expenses..................                                157         2         509
   Stock sold under redemption
      agreement.........................                                                      324
   Adjustment of amount due under
     redemption agreement...............                                                      151
   Preferred stock issued in settlement
     of due to affiliate ...............        83           1                              1,999
   Preferred stock dividend payable
     in common stock ...................                                                                 1,391          (1,391)
   Net income...........................                                                                                 2,835
 Balances, December 31, 1997............       821 $         8       14,406 $     145    $ 61,259  $     1,391       $ (53,970)

           See accompanying notes to consolidated financial statements
                                       F-4

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1997, 1996 and 1995
                    (In thousands, except for per share data)

                                                                               1997               1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss).......................................         $    2,835         $  (22,815)      $  (17,993)
         Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
           Depreciation and amortization.........................              5,094              6,059            4,508
           Provision for losses on accounts receivable...........                108                211              255
           Deferred tax benefit..................................             (6,375)
           Write-off of deferred costs...........................                                                    460
           Common stock/options issued in exchange for financial
             advisory services...................................                                                  1,690
           Gain on disposal of hotel management segment..........                                (2,849)
           Gain on extinguishment of debt........................             (4,609)
           Debt conversion fee...................................                                 1,019
           Write-off of leasehold and improvements...............                                14,507
           Other  ...............................................                                  (301)
           Changes in operating assets and liabilities:
             (Increase) decrease in accounts receivable..........                (50)               370              248
             Decrease in inventories.............................                 41                239              201
             (Increase) decrease in prepaid insurance............                339              1,187             (231)
             (Increase) decrease in other current assets.........                (69)               975             (814)
             Increase in accounts payable and other accrued
               expense...........................................                561              1,505            2,032
             Increase (decrease) in accrued payroll and related
               liabilities.......................................             (1,144)               848             (187)

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES    ...................................................             (3,269)               955           (9,831)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Hotel construction in progress..........................             (2,966)
         Purchases of property and equipment.....................               (107)            (1,460)          (3,717)
         Cash escrowed for hotel construction....................             (1,700)
         Cash acquired in connection with business combination...                                                    543
         Proceeds from sales of property and equipment...........                                    70
         Proceeds from (payments for) deposits and other assets..               (371)            (1,047)             300

NET CASH USED IN INVESTING ACTIVITIES............................             (5,144)            (2,437)          (2,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Advances from affiliate.................................              5,970              3,813           21,209
         Payments to affiliate...................................             (1,986)              (282)          (3,848)
         Payments on construction and equipment notes payable....                                                   (281)
         Proceeds from sale of common stock......................              1,000
         Proceeds from notes payable.............................                                   307              248
         Payments on notes payable...............................               (507)            (1,262)            (857)
         Proceeds from long-term debt, net of loan costs.........             17,900                 43            8,191
         Payments on long-term debt..............................            (13,103)            (2,103)         (10,821)

NET CASH PROVIDED BY FINANCING ACTIVITIES........................              9,274                516           13,841

NET INCREASE (DECREASE) IN CASH..................................                861               (966)           1,136

CASH, beginning of year..........................................              1,350              2,316            1,180

CASH, end of year................................................        $     2,211       $      1,350      $     2,316


           See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (Continued)
                  Years Ended December 31, 1997, 1996 and 1995
                    (In thousands, except for per share data)

                                                                            1997                1996             1995



SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION, cash paid for interest during the year............      $     3,186         $      2,903      $    1,035

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
         Preferred stock issued in settlement of obligations.....      $     2,000         $     21,406

         Net increase (decrease) in capital in excess of par value
           related to amount due under redemption agreement......     $        475         $    (1,442)

         Common stock issued in settlement of notes payable
           and accrued interest..................................     $        506

         Common stock issued in settlement of certain
           accounts payable and accrued expenses.................     $        511

         Common stock issued in settlement of long-term debt                               $      2,453


         Note payable incurred in connection with lease settlement
           arrangement...........................................                          $      1,200

         Common stock/options exchanged for financial
            advisory services....................................                                            $    1,690

         Accrued interest capitalized to debt....................                                            $    1,765

         Acquisition of casino:
           Fair value of net assets acquired.....................                                             $  21,881
           Fair value of liabilities assumed.....................                                                17,381
           Equity investment.....................................                                            $    4,500















           See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)

Note 1. Nature of Business

     Alpha Hospitality Corporation (the "Company"), incorporated in Delaware on March 19, 1993, through its subsidiaries is engaged in: (i) the ownership and operation of a gaming vessel in Greenville, Mississippi, which is operated by the Company's subsidiary Alpha Gulf Coast, Inc. (Alpha Gulf) (see Note 15) and the construction of an adjacent hotel, which is being handled through the Company's subsidiary Alpha Greenville Hotel, Inc. (Greenville Hotel) (see Note
15) and (ii) the pursuit of gaming-related and other opportunities which is accomplished through the Company's subsidiaries Alpha Missouri, Inc. (Alpha Missouri), Alpha Monticello, Inc. (Alpha Monticello), Alpha Rising Sun, Inc. (Alpha Rising Sun), Jubilation Lakeshore, Inc. (Jubilation Lakeshore), Alpha Entertainment, Inc. (Alpha Entertainment) and Alpha St. Regis, Inc. (Alpha St. Regis). From September 1993 through December 1996, the Company, through its former subsidiary, Alpha Hotel Management Company, Inc. (Alpha Hotel) (see Note
13), provided management services to hotels owned by third parties. Additionally, from December 1995 through July 1996, Jubilation Lakeshore, formerly known as the Cotton Club of Greenville, Inc. (see Note 3), operated a second gaming vessel located in Lakeshore, Mississippi.

Note 2. Summary of Significant Accounting Policies

         Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         Cash. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

         Inventories. Inventories, which primarily consist of food and beverage, are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method.

         Property and Equipment. Property and equipment is stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:
                                                                      Estimated
                                                                        Useful
                              Assets                                    Lives

 Boat, barge and improvements................                        20 years
 Leasehold and improvements..................                     10-20 years
 Gaming equipment............................                       5-7 years
 Furniture, fixtures and equipment...........                       5-7 years
 Transportation equipment....................                         3 years

         Pre-opening  and  Development   Costs.  The  Company  incurs  costs  in
connection with start-up casino operations and joint ventures. The Company's policy is to expense pre-opening and development costs as incurred.

         Earnings (Loss) Per Common Share. Earnings (loss) per common share is based on the weighted average number of common shares outstanding. The Company's common stock subscribed is included in the 1995 computations.

         During the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similar to fully diluted earnings per share pursuant to Accounting Principles Board Opinion No. 15. SFAS 128 did not have a material impact upon 1996 or 1995 earnings (loss) per common share, as reported.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                    (In thousands, except for per share data)

Note 2. Summary of Significant Accounting Policies (CONTINUED)

         Income Taxes. The Company complies with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, and based on enacted tax laws and rates to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

         The Company does not provide for deferred taxes on the unremitted earnings of its wholly-owned subsidiaries since, under existing tax laws, its investment could be liquidated tax-free. As a result, any excess outside financial basis over tax basis is not expected to result in taxable income upon reversal and thus is not a temporary difference.

     Casino Revenue. Casino revenue is the net win from gaming activities, which is the difference between gaming wagers less the amount paid out to patrons.
         Promotional Allowances. Promotional allowances primarily consist of food and beverage furnished gratuitously to customers. Revenues do not include the retail amount of food and beverage of $3,547, $3,721 and $3,456 for the years ended December 31, 1997, 1996 and 1995, respectively, provided gratuitously to customers. The cost of these items of $2,990, $3,317 and $3,410 for the years ended December 31, 1997, 1996 and 1995, respectively, are included in casino expenses.

         Interest   Capitalization.   Interest   costs   incurred   during   the
construction and development of the dockside casino, the hotel and related facilities were capitalized as part of the cost of such assets.

         Fair Value of Financial Instruments. The fair values of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the consolidated balance sheets at December 31, 1997 and 1996.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Impairment of Long-Lived Assets. The Company periodically reviews the carrying value of its long-lived assets in relation to historical results, as well as management's best estimate of future trends, events and overall business climate. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would then estimate the future cash flows (undiscounted and without interest charges). If such future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.

     Reclassifications. Certain amounts have been reclassified in prior years to conform to the 1997 presentation.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (In thousands, except for per share data)

Note 3. Business Combination

         Effective October 30, 1995, the Company acquired all of the outstanding capital stock of Cotton Club of Greenville, Inc. ("CCG"), the owner and operator of a dockside gaming casino in Greenville, Mississippi, in a business combination accounted for as a purchase. Accordingly, the results of operations of CCG are included in the accompanying financial statements from the date of acquisition. In addition to its dockside gaming vessel, CCG owned interests in certain real estate in Greenville, which was primarily used for automobile parking and certain rights granted by the City of Greenville and the Greenville Yacht Club to locate its vessel at its site on Lake Ferguson (an inlet of the Mississippi River).

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

         In September 1996, Bryanston purchased the notes aggregating $1,897 from the former CCG stockholders and assigned its interest in notes aggregating $475 and $23 (of which $475 and $11 was due at December 31, 1996) to a director of the Company and an affiliate, respectively. Only the Bryanston unassigned portion of $1,399 is due as of December 31, 1997 (see Note 5).

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                    (In thousands, except for per share data)

Note 4. Property and Equipment

         At December 31, 1997 and 1996, property and equipment is comprised of the following:

                                                                                           1997               1996
                  Land and building...........................................      $        214     $        214
                  Boat, barge and improvements................................            24,337           24,261
                  Leasehold and improvements..................................            14,240           14,215
                  Gaming equipment............................................            10,307           10,271
                  Furniture, fixtures and equipment...........................             7,259            7,414
                  Transportation equipment....................................               760              760
                  Construction in progress....................................             2,966
                                                                                          60,083           57,135
                  Less accumulated depreciation and amortization                          22,444           17,475
                                                                                          37,639           39,660
                  Less amounts included in net assets held for sale,
                    including accumulated depreciation
                    and amortization of $17,331...............................            32,704
                                                                                 $         4,935      $    39,660


         Included in equipment at December 31, 1997 and 1996 is $1,225 related to assets recorded under capital leases. Included in accumulated depreciation and amortization at December 31, 1997 and 1996 is $624 and $498, respectively, of amortization related to assets recorded under capital leases.

         Due to Jubilation Lakeshore's July 1996 closure and in accordance with its policy on impaired long-lived assets, the Company recorded an impairment loss of $14,507 in 1996 representing Jubilation Lakeshore's leasehold and improvements of $16,284 and net of related accumulated amortization of $1,777.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (In thousands, except for per share data)

Note 5. Notes Payable

         At December 31, 1997 and 1996, notes payable are comprised of the following:

                                                                                       Interest
                                                                                         Rate            1997         1996
         Revolving line of credit collateralized by cash
            advances (see Note 6).............................................               25%     $    --       $    497

         Notes payable to Bryanston and former CCG  stockholders,  of which $295 and $394 in 1997 and 1996, respectively, are non-interest
           bearing (see Notes 3 and 10).......................................               10%         1,399        1,885

         Other    ............................................................           Various            19           18
                                                                                                       $ 1,418      $ 2,400

         At December 31, 1997, the Company was in default of its note payable to Bryanston. The Company received a waiver of the default through January 1, 1999.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                    (In thousands, except for per share data)

Note 6. Long-Term Debt

         At December 31, 1997 and 1996, long-term debt is comprised of the following:

                                                                                        Interest
                                                                                         Rate           1997         1996

         Pre-closing financing (see Note 15 ), collateralized by Alpha Gulf 's
           property and equipment and certain related assets, net of an                    30 day
           uncollateralized, zero-coupon promissory note in the stated                      LIBOR
           principal amount of approximately  $4,900............................          + 6.15%  $    19,000$        --


         Note payable, Bryanston, principal and interest due
           monthly through January 1, 1999 .....................................              10%        7,800      7,800

         Mortgage note payable in monthly  installments  of $70 plus interest at
           30-day  commercial paper rate (5.95% at December 31, 1996) plus 3.5%, adjusted  quarterly,  funded  with  weekly  deposits  of  $25  into a restricted cash account,
           collateralized by the boat and improvements..........................               9%                   3,656

         Equipment notes payable monthly and collateralized by certain
         assets   ..............................................................           10-14%                   9,284

         Capitalized lease obligations, payable monthly, expiring in
           various years through 2001...........................................           10-14%          288        386

         Note payable quarterly and collateralized by assignment of
           interest in the mortgage note payable to Bryanston...................              10%                   1,200

         Other    ............................................................              7-11%                      68
                                                                                                        27,088     22,394
         Less:
           Amount included in net assets held for sale (see Note 15)                                    19,000

           Current portion....................................................                              81     14,528
                                                                                                     $   8,007    $ 7,866

         Aggregate  future  required   principal  payments  of  long-term  debt,
excluding amount included in net assets held for sale, are as follows:

         Years Ending December 31:
           1998...........................             $         81
           1999...........................                    7,887
           2000...........................                       96
           2001...........................                       24
                                                          $   8,088

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                    (In thousands, except for per share data)

 6. Long-Term Debt (CONTINUED):

         In conjunction with and in anticipation of the Company's sale of substantially all of the assets of Alpha Gulf and Greenville Hotel (see Note
15), the Company obtained $17,900 of net proceeds from certain financing (Pre-Closing Financing) on December 30, 1997, net of closing costs of $1,100 and loan discounts of $4,900. The loan discounts represent an uncollateralized, zero-coupon promissory note which the Company executed and delivered to the pre-closing lender, in the stated principal amount of $4,900, representing additional unfunded financing. Although no proceeds were received by the Company in conjunction with such promissory note, under the terms of the sale, the Buyer is to assume such promissory note. Accordingly, upon consummation of such sale, which occurred on March 2, 1998, the Company is relieved of all Pre-Closing Financing obligations.

         Included in the use of the Pre-Closing Financing proceeds was the extinguishment of certain debt of the Company including the mortgage note payable collateralized by the boat and improvements, all of the equipment notes payable, a note payable collateralized by assignment of interest in the mortgage note payable to Bryanston, the revolving line of credit (see Note 5) and certain accounts payable and accrued expenses. A gain on the extinguishment of such debt of $4,609 was recognized for the year ended December 31, 1997. Additionally, pursuant to the terms of the Pre-Closing Financing and sale agreement (see Note
15), loan proceeds were used to establish escrows for contingent litigation and hotel construction in the amounts of $500 and $1,700, respectively. An additional $1,500 of the loan proceeds were paid to Bryanston relative to a non-revolving promissory note (see Note 8).

         In August 1995, Bryanston purchased the mortgage of $7,800 on Alpha Gulf's barge from a third party. The transaction resulted in a write-off on the unamortized discount on the original note of approximately $931. In connection with the agreement, Bryanston also acquired 96 shares of common stock owned by the third party (see Note 10). This mortgage note, initially due November 1998, was extended to January 1, 1999. Additionally, in connection with the terms of the Pre- Closing Financing, Bryanston was required to release its security claim on the barge and certain other assets. Accordingly, as of December 31, 1997, the note is uncollateralized. At December 31, 1997, the Company was in default of the note for nonpayment and received a waiver of the default through January 1, 1999.

         In October 1995, the Company restructured certain equipment notes, aggregating approximately $9,000, with unrelated parties, whereby the Company would pay approximately $6,500 in forty-eight monthly installments of $166 (which includes interest of 10% per annum) commencing December 15, 1995. The balance of approximately $2,500 was bearing interest at 10% per annum, was due on November 15, 1999, and either was to be partially or fully repaid, pursuant to an escrow agreement, from the net proceeds of the sale of 701 shares of the Company's common stock held in escrow. These obligations were settled and extinguished with proceeds from the Pre-Closing Financing, as previously described.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                    (In thousands, except for per share data)


Note 6. Long-Term Debt (CONTINUED):

         In April 1996, the Company restructured its capital sign lease of $745 with an unrelated party. The terms of the restructure reduced the lease principal amount to $475 and forgave $74 of accrued interest. The effective interest rate of the restructured lease is 10% per annum, with a four-year term. In June 1996, the Company issued 42 shares of its preferred stock in settlement of a certain loan payable of $1,181, plus accrued interest of $41. As a result, the Company was charged a five percent transaction fee of $61, which was converted into 2 shares of the Company's preferred stock.

         On December 31, 1996, the Company was relieved of its loan payable to Bryanston for $2,694 ( which included accrued interest of $270), in partial consideration for Bryanston's purchase of 100% of Alpha Hotel's common stock owned by the Company (see Note 13).

         At December 31, 1996, the Company was in default of (i) its mortgage notes aggregating $11,456 and (ii) the equipment notes aggregating $9,284, as well as the breach of several loan covenants. The Company received a waiver of the defaults on the loan payable to Bryanston and on a $257 equipment note, through December 31, 1997. Accordingly, the mortgage note of $ 3,656 and the equipment notes aggregating $9,027 are reflected in current liabilities at December 31, 1996.

Note 7. Accounts Payable and Other Accrued Expenses

         At December 31, 1997 and 1996, accounts payable and other accrued expenses are comprised of the following:

                                                                                        1997          1996
         Construction.................................................................  $  1,021      $  1,121
         Insurance financing..........................................................       273           585
         Accrued professional fees....................................................       634           983
         Accrued property taxes.......................................................       492           708
         Accrued interest.............................................................     2,219         2,196
         Other........................................................................     3,149         4,318
                                                                                           7,788         9,911
         Less amount included in net assets held for sale (see Note 15 )                   1,937
                                                                                       $   5,851      $  9,911

Note 8. Commitments, Contingencies and Related Party Transactions

         In September 1993, Alpha Hotel entered into a Service Agreement and an Expense Reimbursement Agreement with Bryanston. Under the Service Agreement, Alpha Hotel supplied services for the management of hotels and motels. Service fees were generated based upon a percentage of hotel and motel revenues, as defined in the respective agreements. Between 1994 and 1996, Alpha Hotel managed approximately fourteen to twenty hotels and motels. Pursuant to the terms of the Expense Reimbursement Agreement, the Company reimbursed Bryanston for direct payroll and related costs for use of certain office space and its share of office expenses. In December 1996, the Company sold 100% of the common stock of Alpha Hotel to Bryanston for $3,000 (see Note 13).

         In 1993, the Company entered into an agreement with a third party, under which the third party would provide marketing services. The agreement was for ten years and could be canceled by the Company after five years. In September 1995, the Company arranged for the early termination of the agreement. The funds required to terminate this agreement ($1,500) and to pay amounts due under the agreement through the date of the termination were settled by Bryanston, through the issuance of 96 shares of the Company's stock (see Note
10). Expenses incurred under this marketing agreement were $564 for the year ended December 31, 1995.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                    (In thousands, except for per share data)


Note 8. Commitments, Contingencies and Related Party Transactions (CONTINUED)

         The Company is obligated under a $20,000 non-revolving promissory note with Bryanston. The note, which bears interest at prime (8.50% at December 31, 1997) plus 2%, is payable at the lesser of the outstanding principal amount or $2,000 per annum through December 31, 1999. Beginning in 1996, interest was due and payable monthly and the 1995 interest accrued on the note ($503) is payable on the note's maturity date, December 2000. Additionally, commencing May 1, 1996 and for each of the three years thereafter, the Company is required to make additional principal payments equal to "Available Cash Flow of Maker" as defined in the note. In June 1996 and September 1997, the Company issued 661 and 83 shares, respectively, of its preferred stock in settlement of $19,165 and $2,000, respectively, of the note. As a result of the June 1996 settlement, the Company was charged a five percent transaction fee of $958, which was converted into 33 shares of the Company's preferred stock. Additionally, in December 1996, the Company was relieved of $306 (which included accrued interest of $90) of the note, in partial consideration for Bryanston's purchase of Alpha Hotel (see Note
13). The outstanding principal balance at December 31, 1997 and 1996 was $3,730 and $1,746, respectively.

         In August 1996, Alpha Gulf was named as a defendant in an action brought in the United States District Court for the Southern District of Mississippi (Joseph R. Cure, Joseph E. Cure, Jr., Cynthia Cure Rutherford, Michael Cure and Susan Cure Gollot vs. Alpha Gulf Coast, Inc.) for alleged past due and future accelerated rentals and other costs under an operating lease relative to real property located in Lakeshore, Mississippi. In March 1997, the Company reached settlement terms in the action. In the settlement, the lease terminated, the Company paid $500 at closing and $1,200 in the form of a three-year, ten percent note payable quarterly. The settlement and early termination of the operating lease resulted in a $541 charge to operations for the year ended December 31, 1996. Additionally, the Company had an option to buy out the remaining obligations at reduced principal amounts at accelerated dates, as specified in the settlement agreement, which option the Company exercised when it discharged its remaining obligations thereunder with a portion of the loan proceeds from the Pre-Closing Financing (see Note 6).

         The Company was obligated under a tideland lease which provided for a mooring site for the Company's Lakeshore, Mississippi vessel. Pursuant to a lease termination and mutual release agreement, the State of Mississippi terminated the lease for a settlement of $83. Under the terms of the agreement, the Company has until June 30, 1998 to remove any structures or equipment remaining on the site. Rent expense in 1996 was $96 under this lease.


         The Company is obligated under operating leases relative to real property and equipment expiring through 2003. Future aggregate minimum annual rental payments under all of these leases are as follows:

         Years Ending December 31:
         1998....................................        373
         1999....................................        345
         2000....................................        348
         2001....................................        362
         2002....................................        375
         Thereafter..............................        354
                                                     $ 2,157

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                    (In thousands, except for per share data)

Note 8. Commitments, Contingencies and Related Party Transactions (CONTINUED)

         In January 1995, the Company, through its subsidiary, Alpha St. Regis, entered into a memorandum of understanding with Catskill Development, L.L.C.
(Catskill) pursuant to which Alpha St. Regis is to participate in the development of, and thereafter manage, a casino to be built adjacent to the Monticello Raceway in Sullivan County, New York. It is intended that the casino will be owned by the St. Regis Mohawk Indian Tribe (Tribe) and will be located on land to be placed in trust for the benefit of the Tribe. The casino project is subject to approvals by the U.S. Department of Interior, the National Indian Gaming Commission and the State of New York. As of December 31, 1997 and 1996, the Company has capitalized $1,291 and $734, respectively, toward the design, architecture and other costs of development plans for the casino. Under the memorandum of understanding, Catskill and Alpha St. Regis committed to enter into a definitive agreement on the terms established in the memorandum, but there can be no assurance that such an agreement will ever be consummated. Bryanston is a 25% member of Catskill.

     In 1996, Alpha St. Regis assigned its interest, under the memorandum of understanding with Catskill, to Alpha Monticello.

         The Company is obligated under an employment contract with its Chairman and Chief Executive Officer. Under this agreement, the Company will accrue deferred compensation of $250 per year. The agreement is automatically renewable for successive twelve month periods, unless either party shall advise the other on ninety days written notice of his or its intention not to extend the term of the employment. In the event of termination of employment, the terminated officer will be retained to provide consulting services for two years at $175 per annum.

         Pursuant to a consulting agreement with a director of the Company, during the year ended December 31, 1997 and 1996, the Company incurred $195 and $176, respectively, in fees of which $34 and $14 is due at December 31, 1997 and 1996, respectively.

         In accordance with Mississippi law, the Company's casino license has a term of two years and is subject to periodic renewal. In October 1997, the Company received renewal of its license through October 1999 conditioned by the opening of its Greenville hotel by no later than February 26, 1998. Such conditions were fulfilled and the Company received its casino license. Pursuant to the sale of the casino (see Note 15), the license was surrendered to the Mississippi Gaming Commission and the Company retained its finding of suitability.

         In October 1994, Alpha Gulf was named as a defendant in an action brought in the United States District Court for the Southern District of Mississippi (Susan E. Wolff, et al v. James C. Zamecnik, et al) on the theory of "liquor liability" for the service of alcohol to a customer, who subsequently was involved in an automobile collision with the Plaintiff. The Plaintiff also initiated a declaratory judgment action in the same court against Alpha Gulf and its insurance carriers seeking a determination as to the liability of such carriers under the insurance policies issued by the carriers to Alpha Gulf and the Company for any damages found against Alpha Gulf in the primary litigation up to the policy limits. The declaratory judgment action instituted by Plaintiff was dismissed in June 1996. In addition, a settlement has been reached between Plaintiff and Alpha Gulf's insurance carrier, with respect to the underlying personal liability action, in the amount of $5,125. The principal insurance carrier, which has paid the settlement, has asserted that Alpha Gulf has an obligation to reimburse it for payment of the settlement amount. On March 21, 1997, the Company and the principal insurance carrier reached a settlement on the Wolff case whereby each party gave a general and final release discharging all claims that each may have against the other.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                    (In thousands, except for per share data)


Note 8. Commitments, Contingencies and Related Party Transactions (CONTINUED)

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

     In December 1996, Alpha Gulf and the Company were named as defendants in an action brought in the United States District Court for the Southern District of New York (Bally Gaming, Inc. v. Alpha Hospitality Corp. and Alpha Gulf Coast, Inc.) for allegedly engaging in conduct which would impair the collateral held as security for certain financial obligations. The claim against the Company and its affiliates in this action has been liquidated and dismissed (see Note 6).

     In September 1996, the Company and Alpha Gulf were named as defendants in an action brought in the Circuit Court of Hancock County, Mississippi (Durward Dunn, Inc. vs. Alpha Hospitality Corporation; Durward Dunn, Inc. vs. Alpha Gulf Coast, Inc.) for alleged failure to make payment pursuant to a construction contract. Plaintiff sought actual and compensatory damages of approximately $1,200. The consolidated financial statements included a provision for the liability of $928 for this contract at December 31, 1996. This litigation was settled by the payment of $750 from the proceeds of the Pre-Closing Financing (see Note 6).

         The Company is a party to various other legal actions which arise in the normal course of business. In the opinion of the Company's management, the resolution of these other matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 9. Amounts Due Under Redemption Agreement

         The amounts due under redemption agreement (see Note 6) were adjusted for changes in the market value of the Company's underlying common stock, not to exceed the original debt incurred, until the common stock is sold by the unrelated party. All amounts owing under the redemption agreement as of December 31, 1997 have been extinguished, under the settlement with the holder, in relationship to their debt. (see Notes 6 and 8).

         At December 31, 1996, the amount due under the redemption agreement was $1,739, which included $286 of accrued interest, resulting from the decrease in the fair market value of the 696 shares of the Company's common stock in escrow at December 31, 1996 ($1.44) and the price at the date of the escrow agreement ($3.50).

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (In thousands, except for per share data)



Note 10. Stockholders' Equity

         In December 1994, the Company issued 625 shares of its preferred stock in settlement of $8,284 due Bryanston, which included $349 of accrued interest. In November 1995, the Company converted the 625 shares of preferred stock to 1,250 shares of common stock in a 2 for 1 exchange.

         In November 1994, the Company entered into an agreement with a third party to settle $559 owed pursuant to a marketing agreement by issuing 96 shares of its common stock. The third party was given a put option which was exercisable during the thirty day period commencing one year from the date of the agreement at $6.50 per share. The common stock was recorded at $5.80 per share, its fair value at the issuance date. The carrying amount was periodically increased for the amount which would be payable upon redemption. The accretion to the carrying amount of $51 in 1995 was determined using the straight-line method (which did not materially differ from the interest method) and resulted in a corresponding decrease to capital in excess of par value. In October 1995, the third party exercised their put option, purchased 96 shares of common stock for $616 and subsequently sold the shares to Bryanston.

         In consideration for 1995 services provided to the Company, the Company issued options to a third party with a fair value of $90. Additionally, in consideration for 1995 services provided to the Company, the Company issued 348 shares to Bryanston, with a fair value of $1,600 in 1996 (such shares are included in common stock subscribed at December 31, 1995).

         In 1995, the Company issued 783 shares related to the CCG acquisition (see Note 3).

         In 1996, the Company issued 701 shares, to be held in escrow, related to certain restructured equipment notes (see Note 6) and 75 shares related to a convertible promissory note.

         In June 1996, the Company issued 661 and 42 shares, respectively, of its preferred stock, in settlement of $19,165 and $1,222, respectively, of its unsecured debt with Bryanston and an unrelated third party (see Notes 6 and 8). The Company was charged a five percent transaction fee of $1,019, which was converted into 35 shares of the Company's preferred stock. The conversion rate was based on the fair market value of the Company's common stock at the date of conversion ($3.625). In September 1997, an additional 83 shares of the Company's preferred stock was issued in settlement of $2,000 of the unsecured debt with Bryanston.

         The Company's cumulative preferred stock has voting rights of one vote per preferred share, is convertible to eight shares of common stock for each share of preferred stock and carries a dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event the dividend is not paid at the end of the Company's fiscal year (December 31), the dividend will be payable in common stock. On December 17, 1997, the Company declared a 1996 dividend of $ 1,391, payable in 777 shares of the Company's common stock. As of December 31, 1997, dividends in arrears on the cumulative preferred stock amounted to 1,071 shares.

         In December 1996, the Company's Board of Directors approved an increase to the total number of shares of common stock that the Company shall have the authority to issue from 17,000 shares to 25,000 shares.

         In March 1997, the Company sold 571 shares of its $.01 par value common stock for $1,000.

         In April 1997, the Company issued 200 shares of its $.01 par value common stock for $506 in settlement of a note payable (See Note 5) and related accrued interest. Additionally, during 1997, the Company issued 157 shares of its $.01 par value common stock for $511 in settlement of certain accounts payable and accrued expenses.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                    (In thousands, except for per share data)

Note 11. Stock Options and Warrants

         In June 1993, the Company's Board of Directors adopted the 1993 Stock Option Plan (Plan) providing for incentive stock options ("ISO") and non-qualified stock options ("NQSO"). The Company has reserved 900 shares of common stock for issuance upon the exercise of options to be granted under the Plan. The exercise price of an ISO or NQSO will not be less than 100% of the fair market value of the Company's common stock at the date of the grant. Pursuant to the Plan, in 1993 the Company granted options to purchase an aggregate of 385 shares of common stock at an exercise price of $3.25. Additionally, in 1993, the Company granted options to purchase an aggregate of 24 shares of common stock at an exercise price of $11.50. The maximum term of each option granted under the Plan is ten years, however, options granted to an employee owning greater than 10% of the Company's common stock will have a maximum term of five years. As of December 31, 1997, no options under this Plan were exercised.

         In October 1993, the Company entered into an option agreement with an unrelated party whereby the unrelated party received an option, expiring on October 31, 1998, to purchase 600 shares of the Company's common stock at an exercise price of $14 per share. As of December 31, 1997, the option was not exercised.

         In 1994, the Company granted to a director, options to purchase 50 shares of its common stock at an exercise price of $5.00, which can be exercised any time up to October 1, 1999. As of December 31, 1997, these options were not exercised.

         In conjunction with its November 1993 initial public offering, the Company issued 863 redeemable common stock purchase warrants at $.10 per warrant. Each warrant entitled the holder to purchase one share of common stock at the exercise price of $12.00, commencing in November 1993 until November 1998. As of December 31, 1997, no warrants were exercised.

         In December 1995, the Company granted to Bryanston an option to acquire 348 shares of the Company's common stock at an exercise price per share equal to the closing NASDAQ bid price as of December 4, 1995 ($5.375 per share). The option expires on December 4, 2000. As of December 31, 1997, the option was not exercised.

         The Company complies with the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Company's Plan. Had compensation cost for the Company's Plan been determined based on the fair value at the grant date of awards in the years ended December 31, 1997, 1996 and 1995 consistent with the provisions of SFAS 123, the Company's net loss from continuing operations and net loss per common share from continuing operations would have been increased to the pro forma amounts indicated below:

                                                                                           1997           1996         1995
         Loss from continuing operations, as reported...........................        $  (3,165)   $ (26,309)  $  (19,344)
         Loss from continuing operations, pro forma.............................           (3,490)     (26,634)     (19,370)
         Loss per common share from continuing operations, basic, as
           reported...........................................................           (.22)           (1.98)       (1.82)
         Loss per common share from continuing operations, basic,
           pro forma..........................................................           (.25)           (2.01)       (1.82)

         Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Loss from continuing operations, as reported has been adjusted to reflect the deduction of dividends on preferred stock to arrive at loss from continuing operations applicable to common shares. Diluted earnings per share amounts are not presented because they are anti-dilutive.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: risk-free interest rates of six percent; no dividend yield and option life of five years. Volatility of 100%, 80% and 80% was assumed for the years ended December 31, 1997, 1996 and 1995, respectively.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (In thousands, except for per share data)

Note 12. Income Taxes

         The Company and all of its subsidiaries file a consolidated federal income tax return. At December 31, 1997 and 1996, the Company's deferred income tax asset is comprised of the tax benefit (cost) associated with the following items based on the statutory tax rates currently in effect:

                                                                                     1997           1996
         Pre-opening costs expensed for financial reporting and
           amortized over five years for tax purposes.....................     $      490    $       984
         Net operating loss carryforwards.................................         15,398         14,153
         Depreciation.....................................................           (362)          (805)
         Differences between financial and tax bases of assets
           and liabilities................................................          4,597          4,597
         Other............................................................            238            171
         Deferred income tax asset........................................         20,361         19,100
         Valuation allowance..............................................        (13,986)       (19,100)
                                                                               $    6,375    $        --

         The Company's $6,375 deferred tax benefit represents the reversal of previously established valuation allowances due to the 1998 utilization of the Company's net operating loss carryforwards to offset the estimated taxable gain on the sale of assets (see Note 15). The estimated tax gain exceeds the estimated financial statement gain due to the differences between the financial statement and tax bases of Alpha Gulf's assets.

         As of December 31, 1997 and before utilization of net operating loss carryforwards in 1998, as described above, the Company has available for federal income tax purposes, a net operating loss carryforward of approximately $44,000 expiring in the years 2008 through 2012.

Note 13. Discontinued Operations

         On December 31, 1996, the Company sold its hotel management subsidiary, Alpha Hotel, to Bryanston for $3,000 and realized a $2,849 gain. Such transaction resulted in a reduction of the Company's debts to Bryanston (see Notes 6 and 8). Summary operating results of discontinued operations, excluding the above gain, for the years ended December 31, 1996 and 1995 are as follows:

                                                                  1996      1995
         Net sales..........................................   $ 1,992   $ 2,863
         Cost of sales......................................     1,347     1,512
         Income from operations of discontinued hotel
           management segment, before intercompany charge...   $   645   $ 1,351

Note 14.  Earnings (Loss) Per Common Share

         At December 31, 1997, 1996 and 1995, weighted average common shares outstanding applicable to diluted earnings is computed as follows:

                                                                  1997           1996      1995
Weighted average common shares outstanding, basic......         14,124         13,248    10,617
Shares applicable to convertible preferred stock.......          6,568          5,904
                                                                 20,692        19,152    10,617

         Unexercised stock options and warrants to purchase 2,270 shares of the Company's common stock, as of December 31, 1997, 1996 and 1995, were not included in the computations of diluted earnings (loss) per common share because the exercise prices were greater than the average market prices of the Company's common stock during the respective years.
                                      F-20

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                    (In thousands, except for per share data)

Note 15. Subsequent Events

         In February 1998, Greenville Hotel completed construction of its hotel at a total cost of $3,800, including capitalized interest and indirect labor and sundry costs.

         On March 2, 1998, the Company sold substantially all of the assets of Alpha Gulf and Greenville Hotel, including the casino barge, boarding barge, related gaming and other equipment, furniture and improvements and related permits, licenses, leases and other agreements to Greenville Casino Partners, L.P. (Buyer), the owner and operator of one of the two other riverboat casinos operating in Alpha Gulf's Greenville, Mississippi market. In exchange for such assets, the Company received from the Buyer total consideration of $40,200, including $11,800 in cash, the assumption by the Buyer of $2,000 of certain accounts payable, accrued expenses and payroll liabilities, a 25% partnership interest in the Buyer valued at $8,500 and the assumption by the Buyer of the Company's obligations to repay the net proceeds from the Pre-Closing Financing of $17,900 (see Note 6).

         Additionally, the Company entered into a supervisory hotel management agreement with the Buyer for a term of ten (10) years whereby the Company will receive $100 per annum for management services, payable monthly.

         The consolidated balance sheet as of December 31, 1997 includes net assets held for sale of $13,925, which is comprised of the following assets and (liabilities):

     Alpha Gulf:
         Assets:
              Property and equipment, net of accumulated
                depreciation and amortization of $17,331............................     $     29,738
              Other deferred financing costs........................................              143
              Inventories...........................................................              256
                                                                                                           $  30,137
         Liabilities assumed:
              Pre-closing financing.................................................          (19,000)
              Less related costs....................................................            1,100
                                                                                                             (17,900)
              Accounts payable and other accrued expenses............................            (959)
              Accrued payroll and related liabilities................................          (1,041)
                                                                                                              (2,000)
                                                                                                              10,237
     Greenville Hotel:
         Assets:
              Cash escrowed for construction.........................................           1,700
              Construction in progress...............................................           2,966
                                                                                                               4,666
         Liabilities assumed:
              Accounts payable and accrued expenses..................................                           (978)
                                                                                                               3,688

                                                                                                         $    13,925


                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                    (In thousands, except for per share data)

Note 15. Subsequent Events (CONTINUED)

     The following summarized unaudited pro forma consolidated balance sheet assumes the sale had occurred on December 31, 1997:

                                                                          Pro Forma
                                                                          Adjustment
                                                        Historical          Sale (a)        Pro Forma

     Cash........................................      $     2,211      $    11,800     $      14,011
     Other current assets........................              555                                555
     Deferred tax asset..........................            6,375           (6,375)               --
     Net assets held for sale....................           13,925          (13,925)               --
         Total current assets                               23,066           (8,500)           14,566
     Investment in Buyer.........................                             8,500             8,500
     Property and equipment......................            4,935                              4,935
     Deposits and other assets...................            1,992                              1,992
                                                      $     29,993  $            --            29,993

     Long-term debt, current maturities..........  $            81  $            --   $            81
     Notes payable...............................            1,418                              1,418
     Accounts payable and other accrued
       expenses..................................            5,851                              5,851
     Accrued payroll and related liabilities.....            1,570                              1,570
     Due to affiliate, current maturities........            3,730                              3,730
     Total current liabilities                              12,650                      $      12,650

     Long-term debt, less current maturities.....            8,007                              8,007
     Due to affiliate, less current maturity.....              503                                503
     Stockholders equity.........................            8,833                              8,833
                                                      $     29,993   $           --     $      29,993

     Pro Forma Adjustment:
         (a) The sale adjustment is comprised of the following:

                                                                                                  Net Assets      Deferred
                                                                     Cash      Investment      Held for Sale     Income Tax
     Proceeds from Buyer:
       Cash.............................     $      11,800    $    11,800
       Investment in Buyer.............              8,500                    $     8,500

     Liabilities assumed:
           Pre-closing financing........            17,900                                       $    17,900
           Other........................             2,000                                             2,000
                                             $      40,200
     Basis of assets sold:
       Alpha Gulf......................       $    (30,137)                                      $   (30,137)
       Greenville Hotel...............              (3,688)                                           (3,688)
                                              $    (33,825)
     Income before deferred income tax               6,375
     Deferred income tax                            (6,375)                                                             (6,375)
     Total                                $             --    $    11,800     $     8,500        $   (13,925)           (6,375)



     The unaudited pro forma results are not necessarily indicative of what would have occurred had the sale occurred on December 31, 1997.

                                                                    SCHEDULE VII

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                               VALUATION ACCOUNTS
                  Years Ended December 31, 1997, 1996 and 1995
                    (In thousands, except for per share data)


                                                                       Additions

                                               Balance at      Charged to       Charged                              Balance
                                                Beginning      Costs and       to Other                              at End
     Description                                 of Year        Expenses       Accounts          Deductions          of Year
Year Ended December 31, 1995:
   Allowance for doubtful accounts          $        35            255          64 (a)               --               354

Year Ended December 31, 1996:
   Allowance for doubtful accounts          $       354            211            --                 38               527

Year Ended December 31, 1997:
   Allowance for doubtful accounts          $       527            108            --                 --               635


(a) Assumed in conjunction with the October 1995 acquisition of the Cotton Club of Greenville, Inc.