Form 10-Q
period 1998-03-31
ALPHA HOSPITALITY CORP
filed 1998-05-13
CIK 906780

U. S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, DC 20549

                         FORM 10-Q


X


Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998


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

       Yes    X            No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 12, 1998.

       Class

       Common Stock, $0.01 par value 15,183,204 shares

                 ALPHA HOSPITALITY CORPORATION


PART I     FINANCIAL INFORMATION                                 PAGE NO.

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets March 31, 1998 and
               December 31, 1997...............................      1

           Consolidated Statements of Operations Three Months Ended
               March 31, 1998 and 1997.........................      2

           Consolidated Statements of Cash Flows Three Months Ended
               March 31, 1998 and 1997.........................      3-4

           Notes to Consolidated Financial Statements .........      5-10

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................      11-14




PART II                                                OTHER INFORMATION

Item 1.     Legal Proceedings.....................................   15

Item 4.     Submission of Matters to a Vote of Security Holders...   15

            Signatures..........................................     16


All items which are not applicable or to which the answer is negative have been omitted from this report.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                                March 31,        December 31,
                                                                                    1998                1997
                                                                           --------------------  -----------

ASSETS

CURRENT ASSETS:
     Cash, including restricted cash of $3,489 and $500 in
         1998 and 1997, respectively.........................................$      9,180        $       2,211
     Accounts receivable, less allowance for doubtful accounts
         of $635 in 1997.....................................................                               15
     Prepaid insurance.......................................................         120                  276
     Other current assets....................................................         186                  264
     Deferred tax asset......................................................                            6,375
     Net assets held for sale................................................                           13,850
                                                                             ------------------         ------
         Total current assets                                                       9,486               22,991

PROPERTY AND EQUIPMENT, net..................................................       4,999                5,010

INVESTMENT        ...........................................................       8,323

DEPOSITS AND OTHER ASSETS....................................................       1,865                1,992
                                                                             --------------             -------
                                                                             $     24,673         $     29,993
                                                                              =============       =============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Notes payable...........................................................$      1,399        $       1,418
     Accounts payable and accrued expenses...................................       5,105                5,599
     Accrued payroll and related liabilities.................................       1,824                2,110
     Due to affiliate, current maturity......................................         904                3,730
                                                                             --------------      -------------
         Total current liabilities...........................................        9,232              12,857
                                                                             -------------        ------------

LONG-TERM DEBT, less current maturities......................................        7,800               7,800
                                                                             -------------       -------------

DUE TO AFFILIATE, less current maturity......................................          503                 503
                                                                                  ----------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, series B, $.01 par value, 1,000 shares authorized,
          821 issued.........................................................           8                    8
     Common stock, $.01 par value, 25,000 shares authorized, 14,406 issued...         145                  145
     Common stock payable....................................................       1,391                1,391
     Capital in excess of par value..........................................      61,259               61,259
     Accumulated deficit.....................................................     (55,665)             (53,970)
                                                                                ----------          -----------
         Total stockholders' equity..........................................       7,138                8,833
                                                                             ------------        -------------

                                                                             $     24,673        $      29,993
                                                                              ===========         ============



           See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except for per share data)

                                                   Three Months Ended
                                                              March  31,
                                                   1998                1997
                                                   ----                ----

REVENUES:
     Casino       ...........................  $   4,923           $   8,063
     Food and beverage, retail and other.....        131                 201
                                               ---------             -------
         Total revenues......................      5,054               8,264
                                                --------              ------

COSTS AND EXPENSES:
     Casino       ...........................      1,901               2,950
     Food and beverage, retail and other.....         91                 145
     Selling, general and administrative.....      3,078               4,236
     Interest     ...........................        720                 767
     Depreciation and amortization...........        869               1,264
     Pre-opening and development costs.......           63               291
                                               -----------         ---------
         Total costs and expenses............      6,722               9,653
                                               ---------            --------

LOSS FROM OPERATIONS.........................     (1,668)             (1,389)
                                                ---------            --------

OTHER INCOME (LOSS):
     Loss from equity investee...............       (177)
     Gain on sale of assets..................      6,525
                                               ---------
         Total other income, net.............      6,348
                                               ---------

INCOME (LOSS) BEFORE DEFERRED INCOME TAXES ..      4,680              (1,389)

DEFERRED INCOME TAXES........................      6,375
                                               ---------

NET LOSS AND COMPREHENSIVE LOSS..............  $  (1,695)          $  (1,389)
                                                =========            ========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...  $  14,406            $ 13,605
                                               =========            ========

NET LOSS PER COMMON SHARE....................  $   (.12)           $   (.10)
                                              ==========           =========
















           See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                       Three Months Ended
                                                                                            March 31,

                                                                                    1998                1997
                                                                                    ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss     ...........................................................   $   (1,695)          $  (1,389)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
              Depreciation and amortization..................................          869               1,264
              Deferred taxes.................................................        6,375
              Equity loss....................................................          177
              Gain on sale of assets.........................................       (6,525)
              Changes in operating assets and liabilities:
                  (Increase) decrease in accounts receivable.................           15                 (10)
                  Decrease in prepaid insurance..............................          156                 188
                  (Increase) decrease in inventories.........................          (19)                 23
                  (Increase) decrease in other current assets................           78                (243)
                  Decrease in accounts payable and  accrued expenses.........       (1,983)             (1,358)
                  Increase (decrease)  in accrued payroll and
                  related liabilities........................................           69                (128)
                                                                             -------------             --------

NET CASH USED IN OPERATING ACTIVITIES........................................       (2,483)             (1,653)
                                                                                 ----------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets............................................       11,800
     Payments for hotel construction costs...................................       (1,100)
     Purchases of property and equipment.....................................                              (39)
     Cash from hotel construction escrow.....................................        1,700
     Payments for deposits and other assets..................................          (90)               (162)
                                                                               ------------           --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES..........................       12,310                (201)
                                                                                ----------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments to affiliate...................................................       (2,826)
     Advances from affiliate.................................................                              749
     Proceeds from stock sold pursuant to escrow agreement...................                               23
     Proceeds from sale of common stock......................................                            1,000
     Payments on notes payable...............................................                               (6)
     Payments on long-term debt..............................................          (32)               (509)
                                                                               ------------             ------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..........................       (2,858)               1,257
                                                                                -----------          ----------

NET INCREASE (DECREASE) IN CASH..............................................        6,969                (597)

CASH, beginning of period....................................................        2,211                1,350
                                                                               -----------           ----------

CASH, end of period.......................................................... $      9,180           $       753
                                                                                ==========            ==========






           See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
                                 (in thousands)

                                                                                        Three  Months Ended
                                                                                              March  31,
                                                                                      1998               1997

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION, cash paid for interest during
     the period   ...........................................................        $        61     $    348
                                                                                      ==========      ========

SUPPLEMENTAL SCHEDULES OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:

     Non-cash consideration received in exchange for the sale of assets:
         Investment in Buyer.................................................        $     8,500
                                                                                       ==========

         Assumption by Buyer of the net proceeds of pre-financing............        $    17,900
                                                                                       ==========

         Assumption by Buyer of certain accounts payable, accrued expenses,
              payroll liabilities and a capital lease obligation.............        $     2,000
                                                                                       ==========

     Decrease in amount due under redemption agreement,
         including accrued interest of $324..................................                        $    (677)
                                                                                                      =========































           See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (in thousands)


NOTE 1 - NATURE OF BUSINESS

     Alpha Hospitality Corporation (the "Company"), incorporated in Delaware on March 19, 1993, through its subsidiaries, owned and operated a gaming vessel and constructed an adjacent hotel in Greenville, Mississippi. On March 2, 1998, the Company sold these assets to Greenville Casino Partners, L.P. (Buyer) (see Note
3). Included in the consideration, the Company received a 25% partnership interest in the Buyer, whose assets include an additional casino and hotel located in Greenville, Mississippi. The Company, through its other subsidiaries, is also pursuing additional gaming-related and other opportunities.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

     Financial Statements - The accompanying unaudited consolidated financial statements of Alpha Hospitality Corporation and subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles. All adjustments which are of a normal and recurring nature and, in the opinion of management, necessary for a fair presentation have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1997, included in the 1997 Form 10-K.

     Operations and Principles of Consolidation - The accompanying financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

     Investment - The Company's 25% partnership interest in Buyer is being accounted for under the equity method of accounting. Accordingly, the investment is recorded at cost and adjusted by the Company's proportionate share of the Buyer's undistributed earnings or losses.

     Casino Revenue - Casino revenue is the net win from gaming activities, which is the difference between gaming wagers less the amount paid out to patrons.

     Promotional Allowances - Promotional allowances primarily consist of food and beverage furnished gratuitously to customers. Revenues do not include the retail amount of food and beverage of $496 and $919 for the three months ended March 31, 1998 and 1997, respectively, provided gratuitously to customers. The cost of these items was $224 and $413 for the three months ended March 31, 1998 and 1997, respectively.

     Interest Capitalization - Interest costs incurred during the construction and development of the dockside casino, the hotel and related facilities were capitalized as part of the cost of such assets.

     Uses of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

     Reclassifications - Certain amounts have been reclassified in 1997 to conform to the 1998 presentation.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (in thousands)


NOTE 3 - PROPERTY AND EQUIPMENT

     Details of property and equipment at March 31, 1998 and December 31, 1997 are as follows:

                                                                                      1998                1997
                                                                                   ---------           -------
         Land and building...................................................    $       --        $       214
         Boat, barge and improvements........................................         5,267             24,337
         Leasehold improvements..............................................            19             14,240
         Gaming equipment....................................................         3,023             10,307
         Furniture, fixtures and equipment...................................         1,908              7,259
         Transportation equipment............................................                              760
         Construction in progress............................................                            2,966
                                                                                 --------------    -----------
                                                                                     10,217             60,083
         Less accumulated depreciation and amortization......................         5,218             22,444
                                                                                    ----------       ----------
                                                                                      4,999             37,639
         Less amounts included in net assets held for sale, including
              accumulated depreciation and amortization of $17,331...........                           32,629
                                                                                 --------------     ----------
                                                                                 $    4,999        $     5,010
                                                                                  =========         ===========


         In February 1998, Alpha Greenville Hotel, Inc. ("Greenville Hotel") completed construction of its hotel at a total cost of approximately $4,000, including capitalized interest and indirect labor and sundry costs. As of March 31, 1998, restricted cash includes approximately $484 in a hotel construction escrow which will be utilized towards the extinguishment of remaining construction payables (see Note 6).

         On March 2, 1998, the Company sold substantially all of the assets of Alpha Gulf Coast, Inc. ("Alpha Gulf" or "Gulf Coast") and Greenville Hotel, including the casino barge, boarding barge, related gaming and other equipment, furniture and improvement and related permits, licenses, leases and other agreements to the Buyer. In exchange for such assets, the Company received from the Buyer total consideration of approximately $40,200, including $11,800 in cash, the assumption of approximately $2,000 of certain accounts payable, accrued expenses, payroll liabilities and a capital lease obligation, a 25% partnership interest in the Buyer valued at $8,500 and the assumption by the Buyer of the Company's obligations to repay the net proceeds from certain financing (Pre-Closing Financing) of $17,900 (see Note 5). The Company recognized a gain on the sale of $ 6,525.

         Approximately $1,295 of the sale proceeds were escrowed for potential repairs to the barge and surrounding property relative to storm damage occurring prior to the sale. A $100 reserve for the estimate of potential repairs in excess of insurance proceeds was recorded during the three months ended March 31, 1998, as a reduction to the gain on the sale.


NOTE 4 - NOTES PAYABLE

At March 31, 1998, and December 31, 1997, notes payable are comprised of the following:

                                             Interest
                                              Rate           1998        1997
                                           ----------      --------    ------
   Notes payable to Bryanston of which $295
       are non-interest bearing               10%         $  1,399    $  1,399

         Other Various                                                      19
                                                        ----------------------
                                                          $  1,399    $  1,418
                                                           =======     =======

At March 31, 1998, the Company was in default of its note payable to Bryanston. The Company received a waiver of default through January 1, 1999.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (in thousands)

NOTE 5 - LONG-TERM DEBT

Long-term debt at March 31, 1998 and December 31, 1997 is comprised of the following:

                                                                   Interest
                                                                     Rates              1998               1997
                                                                   ---------          --------           ------

         Pre-closing  financing  (see Note 3),  collateralized
         by Alpha  Gulf's property  and  equipment  and certain
         related  assets,  net of an uncollateralized, zero-
         coupon 30 day promissory note in the stated
         principal amount LIBOR of approximately $4,900...........    +6.15%                          $  19,000

         Note payable, Bryanston, principal and interest
              due monthly through April 1, 1999...................      10%             7,800             7,800

         Capitalized lease obligations, payable monthly, expiring
              in various years through 2001.......................   10-14%                                 288
                                                                                    --------------   ----------
                                                                                        7,800            27,088
         Less amount included in net assets held for sale.........                                       19,288
                                                                                    --------------    ---------
                                                                                    $   7,800        $    7,800
                                                                                     =============   ==========

   Aggregate future required principal payments are approximately as follows:

   Years ending March 31:
         1999...................................    $      --
         2000...................................        7,800
         2001...................................
         2002 and thereafter....................
                                                    $    7,800


         In connection with and in anticipation of the Company's sale of substantially all of the assets of Alpha Gulf and Greenville Hotel (see Note 3), the Company obtained $17,900 of net proceeds from certain financing (Pre-Closing Financing) on December 30, 1997, net of closing costs of $1,100 and loan discounts of $4,900. The loan discounts represented an uncollateralized, zero-coupon promissory note which the Company executed and delivered to the pre-closing lender, in the stated principal amount of $4,900, representing additional unfunded financing. Although no proceeds were received by the Company in conjunction with such promissory note, under the terms of the sale, the Buyer assumed such promissory note. Accordingly, upon consummation of such sale on March 2, 1998, the Company was relieved of all Pre-Closing Financing obligations.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (in thousands)


NOTE 6 - ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

         At March 31, 1998 and December 31, 1997, accounts payable and other accrued expenses are comprised of the following:


                                                    1998              1997
                                          ------------------   -----------
         Construction...................      $     755         $    1,021
         Accrued professional fees......            427                634
         Accrued property taxes.........             42                492
         Accrued interest...............          2,375              2,219
         Other..........................          1,506              3,422
                                              ----------         ---------
                                                  5,105         $    7,788
         Less amount included in net
              assets held for sale......          2,189
                                          --------------         ---------
                                             $     5,105        $    5,599
                                               =========         =========


NOTE 7 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

     The Company is obligated under a $20,000 non-revolving promissory note with Bryanston. Any amounts advanced under this note bear interest at prime plus 2%, and is payable at the lesser of the outstanding principal amount or $2,000 per annum through December 31, 1999. Beginning in 1996, interest was payable monthly and the 1995 interest accrued on the note ($503) was payable on the note's maturity date, December 2000. The outstanding principal balance as of March 31, 1998, and December 31, 1997, was $904 and $3,730, respectively.

     The Company was obligated under a tideland lease which provided for a mooring site for the Company's idle gaming vessel in Lakeshore, Mississippi.
Pursuant to a lease termination and mutual release agreement, the State of Mississippi terminated the lease for a settlement of $83. Under the terms of the agreement, the Company has until June 30, 1998 to remove any structures or equipment remaining on this site.

     The Company is obligated under a wharfage agreement whereby the Company's idle gaming vessel may continue to be moored at its Lakeshore, Mississippi location for a monthly wharfage fee of approximately $8. The wharfage fee for the three months ended March 31, 1998 was $23.

     In January 1995, the Company, through its subsidiary, Alpha St. Regis, Inc. ("Alpha St. Regis"), entered into a binding memorandum of understanding with Catskill Development, L.L.C. (Catskill) pursuant to which Alpha St. Regis is to participate in the development of, and thereafter manage, a casino to be built adjacent to the Monticello Raceway in Sullivan County, New York. It is intended that the casino will be owned by the St. Regis Mohawk Indian Tribe (Tribe) and will be located on land to be placed in trust for the benefit of the Tribe. The casino project is subject to approvals by the U.S. Department of Interior, the National Indian Gaming Commission and the State of New York. As of March 31, 1998 and December 31, 1997, the Company has capitalized $1,291 toward the design, architecture and other costs of development plans for the casino. Under the memorandum of understanding, Catskill and Alpha St. Regis committed to enter into a definitive agreement under the terms established in the memorandum. There can be no assurance that that the casino project will receive the required approvals. Bryanston is a 25% member of Catskill.

     In 1996, Alpha St. Regis assigned its interest, under the memorandum of understanding with Catskill to Alpha Monticello, Inc., another wholly-owned subsidiary of the Company.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (in thousands)


NOTE 7 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

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

     Included in restricted cash at March 31, 1998, is $1,250 pledged as collateral on behalf of the Chairman and Chief Executive Officer of the Company. Although not currently anticipated, any drawing upon such cash will be recorded as a reduction in the balance of deferred compensation payable to the Chairman and Chief Executive Officer. As of March 31, 1998, deferred compensation payable to the Chairman and Chief Executive Officer is approximately $1,100. As of May 12, 1998, no such drawings have occurred.

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

     On March 2, 1998, the Company entered into a supervisory hotel management agreement with the Buyer (see Note 3) for a term of ten years whereby the Company will receive $100 per annum for management services, payable monthly. Supervisory management fees earned for the period March 2, 1998 through March 31, 1998 amount to $8.

     Included in restricted cash at March 31, 1998, is $460 in a litigation escrow established at the December 1997 Pre Closing Financing to be utilized towards the resolution of certain contingent litigation. In anticipation of the ultimate resolution of those issues, the balance sheet as of March 31, 1998 includes accruals approximating $130.

     The Company is a party to various other legal actions which arise in the normal course of business. In the opinion of the Company's management, the resolution of these other matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company .

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (in thousands)


NOTE 8 - STOCKHOLDERS' EQUITY

         The change in stockholders' equity during the three months ended March 31, 1998, is the result of the net loss of $1,695. The Company's cumulative preferred stock, series B, has voting rights of one vote per preferred share, is convertible to eight shares of common stock for each share of preferred stock and carries a dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event the dividend is not paid at the end of the Company's fiscal year (December 31), the dividend will be payable in common stock. On December 17, 1997, the Company declared a 1996 dividend of $1,391, payable in 777 shares of the Company's common stock which were issued in April 1998. On May 12, 1998, the Company declared a 1997 dividend of $2,861, payable in 1,071 shares of the Company's common stock (see Note 9). As of May 12, 1998, dividends in arrears on the cumulative preferred, series B, stock amounted to $774.


NOTE 9 - SUBSEQUENT EVENTS

         On May 12, 1998, the Company declared a 1997 dividend on its preferred stock, series B, of $2,861 payable in 1,071 shares of the Company's common stock (see Note 8).

         On May 12, 1998, the Company approved compensation to each of the three outside directors of $6 per annum plus the option to purchase 25 shares of the Company's common stock at the current market price. Additional options to purchase 15 shares of the Company's common stock will be granted to the respective outside directors for each committee served upon.


NOTE 10 - DEFERRED INCOME TAXES

         The deferred income taxes of $6,375 represents the utilization of the Company's net operating loss carryforwards to offset the estimated taxable gain on sale of assets.

         Deferred income taxes does not bear a normal relationship to income before deferred income taxes because the estimated tax gain exceeds the estimated financial statement gain due to the differences between the financial statement and tax bases of Alpha Gulf's assets.


NOTE 11 -SUMMARIZED FINANCIAL INFORMATION

         The following is summarized financial information of Greenville Casino Partners, L.P. for the period March 2, 1998 through March 31, 1998:

         Net Revenues...........................................     $  4,419
         Costs and expenses.....................................        4,560
                                                                     ---------
         Gross margin...........................................         (141)
         Interest expense, net..................................         (568)
                                                                     ----------
              Net loss..........................................     $   (709)
                                                                      ==========

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)


         The following discussion of the historical consolidated financial condition and results of the operations of the Company should be read in conjunction with the Consolidated Financial Statements and the Notes to such financial statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements which involves risks and uncertainties primarily relative to the speculative nature of the Company's proposed casino development project and the potential future acquisition of a new business operation which has not yet been identified. The Company's actual results may differ significantly from the results discussed in these forward-looking statements.

Results of Operations

         Casino Operations

         On March 2, 1998, the Company sold substantially all of the assets of Alpha Gulf and Greenville Hotel, including the casino barge, boarding barge, related gaming and other equipment, furniture and improvement and related permits, licenses, leases and other agreements to Greenville Casino Partners, L.P. (Buyer). In exchange for such assets, the Company received from the Buyer total consideration of $40,200, including approximately $11,800 in cash, the assumption of approximately $2,000 of certain accounts payable, accrued expenses, payroll liabilities and a capital lease obligation, a 25% partnership interest in the Buyer and the assumption of the Company's obligations to repay the net proceeds from the December 1997 Pre-Closing Financing of $17,900.

 Results of Operations - Alpha Gulf (the Company's primary operating subsidiary)

         The following table sets forth the statements of operations for Alpha Gulf before intercompany charges, deferred income tax and gain on sale of assets for the three months ended March 31, 1998 and 1997:

                                                              Three Months
                                                             Ended March 31,
                                                       1998                1997
                                                       ----                ----
  Revenues:
       Casino       ...........................  $     4,923         $   8,063
       Food, beverage and other................           94               201
                                                ------------          --------
           Total revenues......................        5,017             8,264
                                                  ----------           -------

  Operating expenses:
       Casino       ...........................        1,901             2,950
       Food, beverage and other................           91               145
       Selling, general and administrative.....        2,610             3,871
                                                  ----------           -------
           Total operating expenses............        4,602             6,966
                                                  ----------           -------

  Income from operations.......................          415             1,298
                                                ------------           -------

  Other expenses:
       Loss from equity investee...............         (177)
       Interest     ...........................         (610)             (488)
       Depreciation and amortization...........         (864)           (1,264)
                                                 ------------          --------
           Total other expenses................       (1,651)           (1,752)
                                                  -----------          --------

  Loss before intercompany charges,
       deferred income taxes
       and gain on sale of assets..............  $    (1,236)       $     (454)
                                                  ===========        ==========


Three Months Ended March 31, 1998:

     Casino, food and beverage revenues and expenses represent activity from Alpha Gulf's operation of its Bayou Caddy's Jubilee Casino through the date of its sale on March 2, 1998. Accordingly, the 1998 revenues and operating expenses are less than 1997.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS (in thousands) (CONTINUED)

Three Months Ended March 31, 1998: (CONTINUED)

     Included in the consideration received in exchange for the sale of the Bayou Caddy's Jubilee Casino, Alpha Gulf received a 25% partnership interest in the Buyer whose primary assets include: the Las Vegas Casino, the Bayou Caddy's Jubilee Casino, the Key West Inn and the Greenville Inn and Suites. The combined complement of gaming devices is 37 table games and 1,427 slots which represents 67.4% of the devices in the Greenville market. The two hotels offer 56 rooms and 41 rooms and suites, respectively. For the period March 2, 1998 through March 31, 1998, the Company's proportionate share of the Buyer's undistributed losses amounted to $177.

     Selling, general and administrative expenses for the three months ended March 31, 1998 consist of payroll and related expenses of approximately $960 , marketing and advertising of approximately $930 , occupancy costs of approximately $ 378 and other operating expenses of $342. Approximately $180 of the payroll and related expenses, occupancy costs and other expenses pertain to the period (March 2, 1998 through March 31, 1998) subsequent to the sale of the Bayou Caddy's Jubilee Casino.

     Interest expense was primarily attributable to the Pre-Closing Financing, a note payable to Bryanston and a capital lease. The increase in 1998 of $122 as compared to 1997 is primarily the result of the higher interest rate associated with the Pre Closing Financing and an increase in the total debt outstanding through the date of the sale on March 2, 1998.

Other Operations:

     In connection with the sale of the hotel on March 2, 1998, the Company entered into a supervisory management agreement with the Buyer for a term of ten
(10) years whereby the Company will receive $100 per annum for management services. Supervisory management fees earned for the period March 2, 1998 through March 31, 1998 amounted to approximately $8.

     The Company, through a separate subsidiary, also owns a casino (the Jubilation Casino) located in Lakeshore, Mississippi, which has been closed since July 1996. The Company does not currently have plans to re-open or operate the Jubilation Casino. The continuing costs incurred during the three month period ending March 31, 1998 and 1997 were $166 and $251, respectively, for continuing administration and insurance, and $195 for interest expense in 1997.

Future Operations - General:

     Through its subsidiary Alpha Monticello, the Company is a fifty percent owner in a joint venture management company which would operate the prospective gaming activity in New York State (such prospective gaming activity being hereinafter sometimes referred to as the "Proposed Gaming Development") (see "Casino Development"). Subject to the Company's confirmation that the Proposed Gaming Development is financially viable, the Company intends to pursue the requisite licenses and other approvals and the availability of such appropriate financing, either from the Company's own resources or from third parties, as may be necessary to further develop the same. There can be no assurance that the joint venture will elect to pursue further the Proposed Gaming Development. Even if the joint venture elects to pursue the same, there can be no assurance the Proposed Gaming Development will be brought to fruition or that, even if brought to fruition, the Proposed Gaming Development will be successful or profitable. If not brought to fruition, capitalized costs of approximately $1,291 will be charged to operations.

     Additionally, proposals or prospects for new casinos or other gaming activities may be presented to the Company, or the Company may otherwise become aware of such opportunities (any such new casino or other gaming activities being hereinafter sometimes referred to as "New Gaming Opportunities"). The Company will continue to investigate and evaluate New Gaming Opportunities and, subject to available resources, may choose to pursue and develop one or more New Gaming Opportunities if the same is deemed to be in the best interest of the Company and its stockholders. However, there can be no assurance that any New Gaming Opportunity will be presented to, or otherwise come to the attention of , the Company, that the Company will elect to pursue or develop any New Gaming Opportunity or that any New Gaming Opportunity that the Company may elect to pursue or develop will actually come to fruition or, even if brought to fruition, will be profitable.

     Except to the extent the Company may pursue the Proposed Gaming Development of any New Gaming Opportunity, as a result of the sale, the Company has been effectively transformed to serve as a holding company and a vehicle to effect acquisitions,

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands) (CONTINUED)


Future Operations - General (CONTINUED)

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

Casino Development

     New York - Alpha Monticello and Alpha St.Regis(Proposed Gaming Development)

     On January 19, 1995, the Company, through its subsidiary, Alpha St. Regis, entered into a memorandum of understanding with Catskill Development, L.L.C. ("Catskill") regarding the development and management of a casino to be built adjacent to the Monticello Raceway in Sullivan County, New York. In 1996, Alpha St. Regis assigned its interest to Alpha Monticello. On August 2, 1996, Mohawk Management L.L.C. executed an agreement with the St. Regis Mohawk Tribe (the "Tribe") for the management of the proposed casino. The Tribe has submitted this agreement to the National Indian Gaming Commission for its approval. The development and management of this casino will be undertaken by Mohawk Management L.L.C., of which the Company's wholly-owned subsidiary, Alpha Monticello, Inc. will be responsible for the day-to-day operations. The agreement contemplates that the casino will be owned by the Tribe and will be located on land to be placed in trust of the benefit of the Tribe.

     In March 1998, Catskill completed the State Environmental Quality Review Act process with the Village of Monticello's Planning Board as Lead Agency.

     For the three months ended March 31, 1998 and 1997, incurred casino development costs of $63 and $83, respectively, which relates to a general corporate overhead allocation.

Liquidity and Capital Resources

     For the three months ended March 31, 1998, the Company had net cash used in operating activities of $2,483 . The uses were the result of a net loss of $1,695 plus noncash items of $896 and a net decrease in working capital of $1,684. The noncash items were $869 of depreciation and amortization, the Company's proportionate share of undistributed losses of an equity investee of $177 , a gain on sale of assets of $6,525 and $6,375 of deferred taxes. The decrease in working capital consisted primarily of a decrease in prepaid insurance and other current assets of $234, a decrease in accounts payable and other accrued expenses of $1,983 and an increase in payroll and related liabilities of $69 .

     Cash provided by investing activities of $12,310 consisted of proceeds for the sale of assets of $11,800, cash from the hotel construction escrow of $1,700, hotel construction costs of $1,100 and payments for deposits and other assets of $90.

     Cash used in financing activities of $2,858 was attributable to $2,826 in net payments under the $20,000 non-revolving promissory note with Bryanston and $32 of payments on long-term debt.

     Although the Company is subject to continuing litigation, the ultimate outcome of which cannot presently be determined at this time, management believes any additional liabilities that may result from these cases will not be in an amount that will materially increase the liabilities of the Company as presented in the attached financial statements.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands) (CONTINUED)


Year 2000 Compliance

     The  Company  does  not  anticipate  making  significant   expenditures  in
connection with Year 2000 and believes the Year 2000 will not have a material adverse effect on the Company's operations.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

   PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 on file with the Securities and Exchange Commission.

     There have been no other material developments during such period to any existing legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)      On February 23, 1998, the Company had its annual meeting.

     (b) The following Directors were elected:
                                    For         Against              Withheld
  Stanley S.  Tollman            4,623,016         0                      0
  Sanford Freedman               4,623,016         0                      0
  Thomas W.  Aro                 4,623,016         0                      0
  Brett G.  Tollman              4,623,016         0                      0
  James A.  Cutler               4,623,016         0                      0
  Matthew B.  Walker             4,623,016         0                      0

The second order of business was the approval of the  appointment  of Rothstein,
Kass  &  Company,  P.C.  as  the  Corporation's   independent  certified  public
accountants for the ensuing year, as follows:

          For                    Against                   Abstained
       4,622,616                    400                           0

The third order of business was the proposal to approve the Sale of the Company's Bayou Caddy's Jubilee Casino and Greenville Hotel, as follows:
          For                    Against                   Abstained
       9,391,991                    400                           0

               ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.




Dated: May 13, 1998
                                         /s/ STANLEY S. TOLLMAN
                                         Stanley S. Tollman
                                         Chairman and CEO




Dated: May 13, 1998
                                         /s/ ROBERT STEENHUISEN
                                         Robert Steenhuisen
                                         Chief Accounting Officer