Form 10-Q
period 1998-06-30
ALPHA HOSPITALITY CORP
filed 1998-08-12
CIK 906780

--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

       Yes    X            No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 12, 1998.

       Class

       Common Stock, $0.01 par value 15,183,000 shares

--------------------------------------------------------------------------------

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I                       FINANCIAL INFORMATION                      PAGE NO.

ITEM 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets June 30, 1998 and
               December 31, 1997..........................................     1

           Consolidated Statements of Operations Six Months Ended
               June 30, 1998 and 1997.....................................     2

           Consolidated Statements of Operations Three Months Ended
               June 30, 1998 and 1997.....................................     3

           Consolidated Statements of Cash Flows Six Months Ended
               June 30, 1998 and 1997.....................................   4-5

           Notes to Consolidated Financial Statements ....................  6-11

ITEM 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................. 12-15

PART II                         OTHER INFORMATION

Item 1.    Legal Proceedings..............................................    16

Item 2.    Changes in Securities..........................................    16

Item 6.    Exhibits and Reports on Form 8-K...............................    16

           Signatures.....................................................    17

All items which are not applicable or to which the answer is negative have been omitted from this report.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                JUNE 30,          DECEMBER 31,
                                                                                  1998                1997
                                                                              ------------        -----------
                                     ASSETS
CURRENT ASSETS:
     Cash, including restricted cash of $2,446 and $500 in
         1998 and 1997, respectively......................................... $      6,421        $    2,211
     Accounts receivable, less allowance for doubtful accounts
         of $635 in 1997.....................................................                             15
     Prepaid insurance.......................................................                            276
     Other current assets....................................................          366               264
     Deferred tax asset......................................................                          6,375
     Net assets held for sale................................................                         13,850
                                                                              ------------        ----------
         Total current assets                                                        6,787            22,991

PROPERTY AND EQUIPMENT, net..................................................        4,983             5,010

INVESTMENT ..................................................................        7,616

DEPOSITS AND OTHER ASSETS....................................................        1,913             1,992
                                                                              ------------        ----------
                                                                              $     21,299        $   29,993
                                                                              ============        ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Long-term debt, current maturity........................................ $      1,000        $
     Notes payable...........................................................                          1,418
     Accounts payable and accrued expenses...................................        1,398             5,599
     Accrued payroll and related liabilities.................................        1,698             2,110
     Due to affiliate, current maturity......................................                          3,730
                                                                              ------------        ----------
         Total current liabilities...........................................        4,096            12,857
                                                                              ------------        ----------
LONG-TERM DEBT, less current maturity........................................        2,000             7,800
                                                                              ------------        ----------
DUE TO AFFILIATE, less current maturity......................................                            503
                                                                              ------------        ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Preferred stock, 1,000 shares authorized:
         Series B, $.01 par value, 821 issued................................            8               8
         Series C, $.01 par value, 135 issued................................            1
     Common stock, $.01 par value, 25,000 shares authorized, 15,183 and
         14,406 issued in 1998 and 1997, respectively........................          152             145
     Common stock payable....................................................        2,861           1,391
     Capital in excess of par value..........................................       72,374          61,259
     Accumulated deficit.....................................................      (60,193)        (53,970)
                                                                              ------------     -----------
         Total stockholders' equity..........................................       15,203           8,833
                                                                              ------------     -----------
                                                                              $     21,299     $    29,993
                                                                              ============     ===========

           See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                        SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                 ----------------------------
                                                                                     1998                1997
                                                                                     ----                ----
REVENUES:

     Casino..................................................................    $   4,923           $  15,855
     Food and beverage, retail and other.....................................          266                 323
                                                                                 ---------           ---------
         Total revenues......................................................        5,189              16,178
                                                                                 ---------           ---------
COSTS AND EXPENSES:
     Casino..................................................................        1,901               5,876
     Food and beverage, retail and other.....................................           91                 280
     Selling, general and administrative.....................................        3,758               8,474
     Interest................................................................          954               1,587
     Depreciation and amortization...........................................          883               2,561
     Pre-opening and development costs.......................................          130                 607
                                                                                 ---------            --------
         Total costs and expenses............................................        7,717              19,385
                                                                                 ----------           --------
LOSS FROM OPERATIONS.........................................................       (2,528)             (3,207)
                                                                                 ---------            --------
OTHER INCOME (LOSS):
     Loss from equity investee...............................................         (884)
     Gain on sale of assets..................................................        6,425
                                                                                 ---------            --------
         Total other income, net.............................................        5,541
                                                                                 ---------            --------
INCOME (LOSS) BEFORE DEFERRED INCOME TAXES ..................................        3,013              (3,207)

DEFERRED INCOME TAXES........................................................        6,375
                                                                                 ---------          ----------
NET LOSS.....................................................................    $  (3.362)         $   (3,207)
                                                                                 =========          ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...................................       14,741              13,868
                                                                                 =========          ==========
NET LOSS PER COMMON SHARE....................................................    $    (.23)         $     (.23)
                                                                                 =========          ==========







           See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                      THREE MONTHS ENDED
                                                                                             JUNE 30,
                                                                                 ----------------------------
                                                                                     1998                1997
                                                                                     ----                ----
REVENUES:

     Casino..................................................................    $                    $  7,792
     Food and beverage, retail and other.....................................          135                 122
                                                                                 ---------            --------
         Total revenues......................................................          135               7,914
                                                                                 ---------            --------

COSTS AND EXPENSES:

     Casino..................................................................                            2,926
     Food and beverage, retail and other.....................................                              135
     Selling, general and administrative.....................................          780               4,238
     Interest................................................................          234                 820
     Depreciation and amortization...........................................           14               1,297
     Pre-opening and development costs.......................................           67                 316
                                                                                 ---------           ---------
         Total costs and expenses............................................        1,095               9,732
                                                                                 ---------           ---------
LOSS FROM OPERATIONS.........................................................         (960)             (1,818)
                                                                                 ---------           ---------
OTHER INCOME (LOSS),
     loss from equity investee...............................................         (707)
                                                                                 ---------           ---------
LOSS BEFORE DEFERRED INCOME TAXES ...........................................       (1,667)             (1,818)

DEFERRED INCOME TAXES........................................................
                                                                                 ---------           ---------
NET LOSS.....................................................................    $  (1,667)          $  (1,818)
                                                                                 =========           =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...................................       15,072              14,049
                                                                                ==========           =========

NET LOSS PER COMMON SHARE....................................................   $     (.11)          $    (.13)
                                                                                ==========           =========







           See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                 ----------------------------
                                                                                     1998                1997
                                                                                     ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss................................................................   $   (3,362)          $  (3,207)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
              Depreciation and amortization..................................          883               2,561
              Deferred taxes.................................................        6,375
              Equity loss....................................................          884
              Gain on sale of assets.........................................       (6,425)
              Changes in operating assets and liabilities:
                  (Increase) decrease in accounts receivable.................           15                  (7)
                  Decrease in prepaid insurance..............................          276                 353
                  (Increase) decrease in inventories.........................          (19)                  5
                  Increase in other current assets...........................         (202)               (152)
                  Decrease in accounts payable and  accrued expenses.........       (3,089)             (1,498)
                  Decrease  in accrued payroll and
                  related liabilities........................................          (57)                (51)
                                                                                ----------            --------
NET CASH USED IN OPERATING ACTIVITIES........................................       (4,721)             (1,996)
                                                                                ----------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets............................................       11,800
     Payments for hotel construction costs...................................       (1,100)
     Purchases of property and equipment.....................................                             (114)
     Cash from hotel construction escrow.....................................        1,700
     Payments for deposits and other assets..................................         (138)               (315)
                                                                                ----------            --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES..........................       12,262                (429)
                                                                                ----------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments to affiliate...................................................       (3,299)
     Advances from affiliate.................................................                            1,714
     Proceeds from sale of common stock......................................                            1,000
     Payments on long-term debt..............................................          (32)               (910)
                                                                                ----------            --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..........................       (3,331)              1,804
                                                                                ----------            --------
NET INCREASE (DECREASE) IN CASH..............................................        4,210                (621)

CASH, beginning of period....................................................        2,211               1,350
                                                                                ----------            --------

CASH, end of period..........................................................   $    6,421            $    729
                                                                                ==========            ========







           See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                 ----------------------------
                                                                                     1998                1997
                                                                                     ----                ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION, cash paid for interest during
     the period   ...........................................................   $       73            $      551
                                                                                ==========            ==========
SUPPLEMENTAL SCHEDULES OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:

     Restructuring and conversion of Bryanston obligations:
         Issuance of preferred stock.........................................   $    9,732
                                                                                ==========
         Mortgage on the Jubilation gaming vessel............................   $    3,000
                                                                                ==========
         Extinguishment of debt including accrued interest of $3,101.........   $   12,732
                                                                                ==========

     Non-cash consideration received in exchange for the sale of assets:
         Investment in Buyer.................................................   $    8,500
                                                                                ==========
         Assumption by Buyer of the net proceeds of pre-financing............   $   17,900
                                                                                ==========
         Assumption by Buyer of certain accounts payable, accrued expenses,
              payroll liabilities and a capital lease obligation.............   $    2,000
                                                                                ==========
     Decrease in amount due under redemption agreement,
         including accrued interest of $155..................................                         $  (1,584)
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

     Promotional Allowances - Promotional allowances primarily consist of food and beverage furnished gratuitously to customers. Revenues do not include the retail amount of food and beverage of $496 and $919 for the six months ended June 30, 1998 and 1997, respectively, provided gratuitously to customers. The cost of these items was $224 and $413 for the six months ended June 30, 1998 and 1997, respectively.

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

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

NOTE 3 - PROPERTY AND EQUIPMENT

     Details of property and equipment at June 30, 1998 and December 31, 1997 are as follows:

                                                                                      1998                1997
                                                                                   ---------           -------
         Land and building...................................................    $                 $       214
         Boat, barge and improvements........................................         5,267             24,337
         Leasehold improvements..............................................            82             14,240
         Gaming equipment....................................................         3,023             10,307
         Furniture, fixtures and equipment...................................         1,835              7,259
         Transportation equipment............................................                              760
         Construction in progress............................................                            2,966
                                                                                 ----------        -----------
                                                                                     10,207             60,083
         Less accumulated depreciation and amortization......................         5,224             22,444
                                                                                 ----------        -----------
                                                                                      4,983             37,639
         Less amounts included in net assets held for sale, including
              accumulated depreciation and amortization of $17,331...........                           32,629
                                                                                 ----------        -----------
                                                                                 $    4,983        $     5,010
                                                                                 ==========        ===========

         In February 1998, Alpha Greenville Hotel, Inc. ("Greenville Hotel") completed construction of its hotel at a total cost of approximately $4,000, including capitalized interest and indirect labor and sundry costs.

         On March 2, 1998, the Company sold substantially all of the assets of Alpha Gulf Coast, Inc. ("Alpha Gulf" or "Gulf Coast") and Greenville Hotel, including the casino barge, boarding barge, related gaming and other equipment, furniture and improvement and related permits, licenses, leases and other agreements to the Buyer. In exchange for such assets, the Company received from the Buyer total consideration of approximately $40,200, including $11,800 in cash, the assumption of approximately $2,000 of certain accounts payable, accrued expenses, payroll liabilities and a capital lease obligation, a 25% partnership interest in the Buyer, valued at $8,500 and the assumption by the Buyer of the Company's obligations to repay the net proceeds from certain financing (Pre-Closing Financing) of $17,900 (see Note 4). The Company recognized a gain on the sale of $ 6,425.

         In July 1998, the Company was notified that the Buyer was anticipating the possible need for making a capital call of its partners, including the Company, and that the Company might be asked to contribute up to an additional $750 to Buyer. The Company has not yet determined whether, if such a capital call is made by the Buyer, it will make the requested contribution. If the Company declines, its interest in Buyer could be expected to be reduced from 25% to approximately 16%.

         Approximately $895 of the sale proceeds were escrowed for potential repairs to the barge and surrounding property relative to storm damage occurring prior to the sale. A $200 reserve for the estimate of potential repairs in excess of insurance proceeds was recorded during the six months ended June 30, 1998, as a reduction to the gain on the sale.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

NOTE 4 - LONG-TERM DEBT

Long-term debt at June 30, 1998 and December 31, 1997 is comprised of the following:

                                                                                  INTEREST
                                                                                    RATES              1998               1997
                                                                                  ---------          --------           ------
     Mortgage note payable to Bryanston, collateralized by the Company's idle gaming vessel with interest payable monthly and principal payments not to exceed $1,000 per annum, with any unpaid
        balance due at maturity in April 2005...................................         8%             3,000

         Pre-closing financing (see Note 3), collateralized by Alpha Gulf's
              property and equipment and certain related assets, net of an          30-day
              uncollateralized, zero-coupon promissory note in the stated           LIBOR
              principal amount of approximately $4,900..........................    +6.15%                              $ 19,000

         Note payable, Bryanston, principal and interest
              due monthly through April 1, 1999.................................       10%                                 7,800

         Capitalized lease obligations, payable monthly, expiring
              in various years through 2001.....................................    10-14%                                   288
                                                                                                      -------           --------
                                                                                                        3,000             27,088
         Less:
              Amount included in net assets held for sale.......................                                          19,288
              Current portion...................................................                        1,000
                                                                                                      -------           --------
                                                                                                      $ 2,000           $  7,800
                                                                                                      =======           ========
         Aggregate future required principal payments are approximately as follows:

         YEARS ENDING JUNE 30:
              1999..............................................................                      $ 1,000
              2000..............................................................                        1,000
              2001..............................................................                        1,000
              2002 and thereafter...............................................
                                                                                                      -------
                                                                                                      $ 3,000
                                                                                                      =======

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

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

NOTE 4 - LONG-TERM DEBT (CONTINUED)

         On June 30, 1998, the Company restructured it obligations to Bryanston Group, Inc. (Bryanston) by extinguishing its notes payable of $7,800, $1,399 and $432 (See Note 6) plus accrued interest on the notes aggregating $3,101, in exchange for the issuance of preferred stock (see Note 7) and a $3,000 mortgage note on the Company's idle gaming vessel located in Lakeshore, Mississippi.

NOTE 5 - ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

         At June 30, 1998 and December 31, 1997, accounts payable and other accrued expenses are comprised of the following:

                                                                        1998          1997
                                                                      -------       -------
         Construction.............................................    $             $ 1,021
         Accrued professional fees................................        352           634
         Accrued property taxes...................................         40           492
         Accrued interest.........................................                    2,219
         Other....................................................      1,006         3,422
                                                                      -------       -------
                                                                        1,398       $ 7,788
         Less amount included in net assets held for sale.........                    2,189
                                                                      -------       -------
                                                                      $ 1,398       $ 5,599
                                                                      =======       =======


NOTE 6 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

         Pursuant to the Company's restructuring of its obligations to Bryanston (see Notes 4 and 7), the June 30, 1998 principal balance of $432 and accrued interest of $507 under a $20,000 non-revolving promissory note with Bryanston, was extinguished.

         The Company, through its wholly owned subsidiary Alpha Monticello, Inc. ("AMI"), is party to a General Memorandum of Understanding (the "Memorandum") with Catskill Development, LLC ("CDL", and with AMI, collectively, the "Parties") dated December 1, 1995 which, among other things, provides for the establishment of Mohawk Management, LLC, a New York limited liability company ("MML") for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the St. Regis Mohawk Indian Tribe (the "Mohawk Tribe"). The Memorandum also sets forth the general terms for the funding and management obligations of CDL and AMI respectively, with regard to MML. In January 1996, MML was formed with each of CDL and AMI owning a 50% membership interest in MML. On July 31, 1996, MML entered into a Gaming Facility Management agreement with the Mohawk Tribe (the "Management Contract") for the management of a casino to be built on the current site of Monticello Raceway in Monticello, New York (the "Monticello Casino"). Among other things, the Management Contract provides MML with the exclusive right to manage the Monticello Casino for seven
(7) years from its opening and to receive certain management fees for the provision of such service. In accordance with Federal law, this agreement is subject to final approval by the National Indian Gaming Commission. By its terms, the Memorandum between CDL and AMI would terminate, if by December 31, 1998, all of the governmental approvals necessary for the construction and operation of the Monticello Casino were not obtained by MML. The Management Contract between MML and the Mohawk Tribe contains no such provision. Additonally, the Memorandum is silent as to the effect of such expiration to the continued existence of MML, the Parties respective 50% ownership therein and the Management Contract. As of the date hereof all such approvals have not been obtained, and there can be no assurance that they will be obtained on or before December 31, 1998. For the six and three months ended June 30, 1998, the Company incurred casino development costs of $100 and $43, respectively, which relates to a general overhead allocation compared to $181 and $98 for the same periods in 1997. As of June 30, 1998, and December 31, 1997, the Company has capitalized $1,366 and $1,291, respectively, towards the design, architecture and other costs of development plans for the casino.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

NOTE 6 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

     The Company was obligated under a tideland lease which provided for a mooring site for the Company's idle gaming vessel in Lakeshore, Mississippi. Pursuant to a lease termination and mutual release agreement, the State of Mississippi terminated the lease for a settlement of $86. Under the terms of the agreement, the Company has until June 30, 1998 to remove any structures or equipment remaining on this site. On July 27, 1998 the removal date was extended through August 31, 1998 for a fee of $1 per week.

     The Company is obligated under a wharfage agreement whereby the Company's idle gaming vessel may continue to be moored at its Lakeshore, Mississippi location for a monthly wharfage fee of approximately $8. The wharfage fee for the six months ended June 30, 1998 was $46.

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

     Included in restricted cash at June 30, 1998, is $1,250 pledged as collateral on behalf of the Chairman and Chief Executive Officer of the Company. Although not currently anticipated, any drawing upon such cash will be recorded as a reduction in the balance of deferred compensation payable to the Chairman and Chief Executive Officer. As of June 30, 1998, deferred compensation payable to the Chairman and Chief Executive Officer is approximately $1,154. As of August 12, 1998, no such drawings have occurred.

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

     On March 2, 1998, the Company entered into a supervisory hotel management agreement with the Buyer (see Note 3) for a term of ten years whereby the Company will receive $100 per annum for management services, payable monthly. Supervisory management fees earned for the period March 2, 1998 through June 30, 1998 amount to $33.

     Included in restricted cash at June 30, 1998, is $431 in a litigation escrow established at the December 1997 Pre-Closing Financing to be utilized towards the resolution of certain contingent litigation. In anticipation of the ultimate resolution of those issues, the balance sheet as of June 30, 1998 includes accruals approximating $95.

     On May 12, 1998, subject to stockholder approval, the Company approved compensation to each of the three outside directors of $6 per annum plus the option to purchase 25 shares of the Company's common stock at the current market price. Additional options to purchase 15 shares of the Company's common stock will be granted to the respective outside directors for each committee served upon.

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

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

NOTE 7 - STOCKHOLDERS' EQUITY

         The change in stockholders' equity during the six months ended June 30, 1998, includes the net loss of $3,362 and the issuance on June 30, 1998 of 135 shares of preferred stock, series C, in settlement of $9,732 of net obligations (see note 4). The preferred stock series C, has voting rights of twenty-four votes per preferred share, is convertible to twenty-four shares of common stock and carries a dividend of $5.65 per share. In addition, the terms of the preferred shares include a provision allowing the Company the option of calling the preferred shares based upon the occurrence of certain capital events which realize a profit in excess of $5,000.

         The Company's cumulative preferred stock, series B, has voting rights of eight (8) votes per preferred share, is convertible to eight shares of common stock for each share of preferred stock and carries a dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event the dividend is not paid at the end of the Company's fiscal year (December 31), the dividend will be payable in common stock. On December 17, 1997, the Company declared a 1996 dividend of $1,391, payable in 777 shares of the Company's common stock which were issued in April 1998. On May 12, 1998, the Company declared a 1997 dividend of $2,861, payable in 1,071 shares of the Company's common stock. As of August 12, 1998, dividends in arrears on the cumulative preferred, series B, stock amounted to $1,548.

NOTE 8 - DEFERRED INCOME TAXES

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

NOTE 9 -SUMMARIZED FINANCIAL INFORMATION

         The following is summarized financial information of Greenville Casino Partners, L.P. for the period March 2, 1998 through June 30, 1998:

         Net Revenues...........................................     $ 16,670
         Costs and expenses.....................................       18,119
                                                                     --------
         Gross margin...........................................       (1,449)
         Interest expense, net..................................        2,087
                                                                     --------
              Net loss..........................................     $ (3,536)
                                                                     ========

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

         Alpha Gulf (the Company's primary operating subsidiary)

         The following table sets forth the statements of operations for Alpha Gulf before intercompany charges, deferred income tax and gain on sale of assets for the six and three months ended June 30, 1998 and 1997:

                                                               SIX MONTHS                    THREE MONTHS
                                                             ENDED JUNE 30,                  ENDED JUNE 30,
                                                           ------------------                --------------
                                                           1998          1997             1998            1997
                                                           ----          ----             ----            ----
         Revenues:
              Casino.................................$    4,923   $     15,855        $                $   7,792
              Food, beverage and other...............       107            319                13             118
                                                     ----------     ----------       -----------       ---------
                  Total revenues.....................     5,030         16,174                13           7,910
                                                     ----------     ----------       -----------       ---------
         Operating expenses:
              Casino.................................     1,901          5,876                             2,926
              Food, beverage and other...............        91            280                               135
              Selling, general and administrative....     2,810          8,047               200           4,176
                                                     ----------      ---------        ----------        --------
                  Total operating expenses...........     4,802         14,203               200           7,237
                                                     ----------      ---------        ----------        --------
         Income (loss) from operations...............       228          1,971              (187)            673
                                                     ----------      ---------        ----------        --------
         Other expenses:
              Loss from equity investee..............       884                              707
              Interest...............................       797          1,010               187             522
              Depreciation and amortization..........       873          2,552                 9           1,288
                                                     -----------     ---------        ----------       ---------
                  Total other expenses...............     2,554          3,562               903           1,810
                                                     ----------      ---------        ----------       ---------
         Loss before intercompany charges, deferred
         income taxes and gain on sale of assets.....$   (2,326)     $  (1,591)       $   (1,090)      $  (1,137)
                                                     ==========      =========        ==========       =========

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS) (CONTINUED)

SIX AND THREE MONTHS ENDED JUNE 30, 1998:

     Casino, food and beverage revenues and expenses represent activity from Alpha Gulf's operation of its Bayou Caddy's Jubilee Casino through the date of its sale on March 2, 1998. Accordingly, the 1998 revenues and operating expenses are less than 1997.

      Included in the consideration received in exchange for the sale of the Bayou Caddy's Jubilee Casino, Alpha Gulf received a 25% partnership interest in the Buyer whose primary assets include: the Las Vegas Casino, the Bayou Caddy's Jubilee Casino, the Key West Inn and the Greenville Inn and Suites. The combined complement of gaming devices is 37 table games and 1,427 slots which represents 67.4% of the devices in the Greenville market. The two hotels offer 56 rooms and 41 rooms and suites, respectively. For the period March 2, 1998, through June 30, 1998, and the three months ended June 30, 1998, the Company's proportionate share of the Buyer's undistributed losses amounted to $884 and $707, respectively.

     In July 1998, the Company was notified that the Buyer was anticipating the possible need for making a capital call of its partners, including the Company, and that the Company might be asked to contribute up to an additional $750 to Buyer. The Company has not yet determined whether, if such a capital call is made by the Buyer, it will make the requested contribution. If the Company declines, its interest in Buyer could be expected to be reduced from 25% to approximately 16%.

     Selling, general and administrative expenses for the six and three months ended June 30, 1998 consist of payroll and related expenses of approximately $1,096 and $136, respectively, marketing and advertising of approximately $930 and $0, occupancy costs of approximately $395 and $17, respectively, and other operating expenses of $389 and $47, respectively.

     Interest expense for the six months ended June 30, 1998 was primarily attributable to the Pre-Closing Financing, a note payable to Bryanston and a capital lease. The Pre-Closing Financing and the capital lease were extinguished in March 1998 with the proceeds from the March 2, 1998 sale of substantially all of the assets of Alpha Gulf and Greenville Hotel. Accordingly, the interest expense for the three months ended June 30, 1998, is solely attributable to the note payable to Bryanston.

OTHER OPERATIONS:

     In connection with the sale of the hotel on March 2, 1998, the Company entered into a supervisory management agreement with the Buyer for a term of ten
(10) years whereby the Company will receive $100 per annum for management services. Supervisory management fees earned for the period March 2, 1998 through June 30, 1998 and the three months ended June 30, 1998, amounted to approximately $33 and $25, respectively.

     The Company, through a separate subsidiary, also owns a casino (the Jubilation Casino) located in Lakeshore, Mississippi, which has been closed since July 1996. The Company does not currently have plans to re-open or operate the Jubilation Casino. The continuing costs incurred during the six and three month periods ending June 30, 1998 were $288 and $123 , respectively, for continuing administration and insurance, compared to $385 and $251 for the same periods in 1997.

FUTURE OPERATIONS - GENERAL:

     The Company, through its wholly owned subsidiary Alpha Monticello, Inc. ("AMI"), is party to a General Memorandum of Understanding (the "Memorandum") with Catskill Development, LLC ("CDL") dated December 1, 1995 which, among other things, provides for the establishment of Mohawk Management, LLC, a New York limited liability company ("MML") for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the St Regis Mohawk Indian Tribe (the "Mohawk Tribe"). The Memorandum also sets forth the general terms for the funding and management obligations of CDL and AMI respectively, with regard to MML. In January 1996, MML was formed with each of CDL and AMI owning a 50% membership interest in MML. On July 31, 1996, MML entered into a Gaming Facility Management agreement with the Mohawk Tribe (the "Management Contract") for the management of a casino to be built on the current site of Monticello Raceway in Monticello, New York (the "Monticello Casino"). Among other things, the Management Contract provides MML with the exclusive

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS) (CONTINUED)

FUTURE OPERATIONS - GENERAL (CONTINUED)

right to manage the Monticello Casino for seven (7) years from its opening and to receive certain management fees for the provision of such service. In accordance with Federal law, this agreement is subject to final approval by the National Indian Gaming Commission. By its terms, the Memorandum between CDL and AMI would terminate, if by December 31, 1998, all of the governmental approvals necessary for the construction and operation of the Monticello Casino were not obtained by MML. The Management Contract between MML and the Mohawk Tribe contains no such provision. Additonally, the Memorandum is silent as to the effect of such expiration to the continued existence of MML, the Parties respective 50% ownership therein and the Management Contract. As of the date hereof all such approvals have not been obtained, and there can be no assurance that they will be obtained on or before December 31, 1998. For the six and three months ended June 30, 1998, the Company incurred casino development costs of $100 and $43, respectively, which relates to a general overhead allocation compared to $181 and $98 for the same periods in 1997. As of June 30, 1998, and December 31, 1997, the Company has capitalized $1,366 and $1,291, respectively, towards the design, architecture and other costs of development plans for the casino.

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

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1998, the Company had net cash used in operating activities of $4,721. The uses were the result of a net loss of $3,362 plus noncash items o$1,717 and a net decrease in working capital of $3,076. The noncash items were $883 of depreciation and amortization, the Company's proportionate share of undistributed losses of an equity investee of $884, a gain on sale of assets of $6,425 and $6,375 of deferred taxes. The decrease in working capital consisted primarily of a decrease in prepaid insurance and other current assets of $276 , a decrease in accounts payable and other accrued expenses of $ 3,089, an increase in other current assets of $202 and a decrease in payroll and related liabilities of $57.

     Cash provided by investing activities of $12,262 consisted of proceeds from the sale of assets of $11,800, cash from the hotel construction escrow of $1,100, hotel construction costs of $1,700 and payments for deposits and other assets of $138.

     Cash used in financing activities of $3,331 was attributable to $3,299 in net payments under the $20,000 non-revolving promissory note with Bryanston and $32 of payments on long-term debt.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS) (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

ITEM 2.  CHANGES IN SECURITIES

     On June 20, 1998, the Company issued 135 shares of preferred stock series
C. The preferred stock series C has voting rights of twenty-four votes per preferred share, is convertible to twenty-four shares of common stock and carries a dividend of $5.65 per share. The Company is authorized to issue 1,000 shares of the preferred stock series C.

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

     (a) 10.1     General Memorandum of Understanding dated December 1, 1995
         10.2     Gaming Facility Management Agreement

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 1998
                                                        /s/ STANLEY S. TOLLMAN
                                                        ________________________
                                                        Stanley S. Tollman
                                                        Chairman and CEO

Dated: August 12, 1998
                                                        /s/ ROBERT STEENHUISEN
                                                        ________________________
                                                        Robert Steenhuisen
                                                        Chief Accounting Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The section symbol shall be expressed as............................... 'SS'