Form 10-Q
period 1998-09-30
ALPHA HOSPITALITY CORP
filed 1998-11-12
CIK 906780

U. S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                               FORM 10-Q



X Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange
  Act of 1934

For the quarterly period ended September 30, 1998



Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934


Commission file number 1-12522

                    ALPHA HOSPITALITY CORPORATION
       (Exact name of registrant as specified in its charter)

             Delaware                             13-3714474
  (State or other juridiction of      (I.R.S. Employer Identification Number)
   incorporation or organization)


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

         Yes    X              No


                APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 12, 1998.


         Common Stock, $0.01 par value 15,183,000 shares

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                                INDEX


PART I                 FINANCIAL INFORMATION           PAGE NO.

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets September 30, 1998 and
            December 31, 1997 . . . . . . . . . . . . .           1

          Consolidated Statements of Operations Nine Months Ended
            September 30, 1998 and 1997 . . . . . . . .           2

          Consolidated Statements of Operations Three Months Ended
            September 30, 1998 and 1997 . . . . . . . .           3

          Consolidated Statements of Cash Flows Nine Months Ended
            September 30, 1998 and 1997 . . . . . . . .           4-5

          Notes to Consolidated Financial Statements  .           6-11

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . .           12-15




PART II                 OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .         16

          Signatures . . . . . . . . . . . . . . . . . .         17


All items which are not applicable or to which the answer is negative have been omitted from this report.

               ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                 (in thousands, except per share data)

                                                September 30,   December 31,
                                                     1998           1997
                                ASSETS
CURRENT ASSETS:
  Cash, including restricted cash of $1,847
    and $500 in 1998 and 1997, respectively. .    $    5,109     $   2,211
  Accounts receivable, less allowance for
    doubtful accounts of $635 in 1997. . . .                            15
  Prepaid insurance . . . . . . . . . . . .                            276
  Note receivable . . . . . . . . . . . . .              250
  Other current assets. . . . . . . . . . .              281           264
  Deferred tax asset. . . . . . . . . . . .                          6,375
  Net assets held for sale. . . . . . . . .                         13,850
                                                    ---------     --------
     Total current assets                              5,640        22,991

PROPERTY AND EQUIPMENT, net . . . . . . . .            4,969         5,010

INVESTMENT . . . . . . . . . . . . . . . .             6,779

DEPOSITS AND OTHER ASSETS . . . . . . . . .            1,914         1,992
                                                    ---------     ---------
                                                   $  19,302     $  29,993


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Long-term debt, current maturity . . . .         $   1,000     $
  Notes payable . . . . . . . . . . . . . .                          1,418
  Accounts payable and accrued expenses . .            1,298         5,599
  Accrued payroll and related liabilities .            1,643         2,110
  Due to affiliate, current maturity. . . .                          3,730
                                                   ---------     ----------
     Total current liabilities. . . . . . .            3,941        12,857
                                                   ---------     ----------
LONG-TERM DEBT, less current maturity . . .            1,780         7,800
                                                   ---------     ----------
DUE TO AFFILIATE, less current maturity . .                            503
                                                   ---------     ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 75,000 shares
      authorized, 15,183 and  14,406 issued in
      1998 and 1997, respectively. .  .  .  .           152           145
  Preferred stock, 1,000 shares authorized:
     Series B, $.01 par value, 821 issued . .             8             8
     Series C, $.01 par value, 135 issued . .             1
  Common stock payable. . . . . . . . . . . .         2,861         1,391
  Capital in excess of par value. . . . . . .        72,373        61,259
  Accumulated deficit . . . . . . . . . . . .       (61,814)      (53,970)
                                                   ---------     ----------
     Total stockholders' equity . . . . . . .        13,581         8,833
                                                   ---------     ----------
                                                  $  19,302     $  29,993
                                                  ==========     ==========

      See accompanying notes to consolidated financial statements

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
              (in thousands, except  for per share data)

                                                 Nine Months Ended
                                                    September 30,
                                                1998          1997
REVENUES:
  Casino. . . . . . . . . . . . . . . . . .  $   4,923     $  23,868
  Food and beverage, retail and other . . .        368           469
     Total revenues . . . . . . . . . . . .      5,291        24,337
COSTS AND EXPENSES:
  Casino    .  .  .  .  .  .  .  .  .  .  .      1,901         9,004
  Food and beverage, retail and other . . .         91           434
  Selling, general and administrative . . .      4,482        13,003
  Interest. . . . . . . . . . . . . . . . .      1,012         2,469
  Depreciation and amortization . . . . . .        896         3,854
  Pre-opening and development costs . . . .        219         1,029
                                             ---------     ---------
     Total costs and expenses . . . . . . .     8,601         29,793
                                             ---------     ---------
LOSS FROM OPERATIONS. . . . . . . . . . . .    (3,310)       (5,456)
                                             ---------     ---------
OTHER INCOME (LOSS):
  Loss from equity investee . . . . . . . .    (1,721)
  Gain on sale of assets. . . . . . . . . .     6,425
                                             ---------     ---------
     Total other income, net. . . . . . . .     4,704
                                             ---------     ---------

INCOME (LOSS) BEFORE DEFERRED INCOME TAXES .    1,394        (5,456)

DEFERRED INCOME TAXES . . . . . . . . . . .     6,375
                                             ---------     ---------
NET LOSS.  .  .  .  .  .  .  .  .  .  .  .  $  (4,981)   $   (5,456)
                                             =========     =========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING  .  .  .  .  .  .  .  .  . .    14,890        14,029
                                             =========     =========

NET LOSS PER COMMON SHARE . . . . . . . . . $    (.33)   $     (.39)
                                             =========     =========











      See accompanying notes to consolidated financial statements

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
              (in thousands, except  for per share data)

                                                Three Months Ended
                                                   September 30,
                                                1998            1997
REVENUES:
  Casino. . . . . . . . . . . . . . . . . .  $             $   8,013
  Food and beverage, retail and other . . .       102            146
                                              --------       ---------
     Total revenues . . . . . . . . . . . .       102          8,159
                                              --------       ---------
COSTS AND EXPENSES:
  Casino. . . . . . . . . . . . . . . . . .                    3,128
  Food and beverage, retail and other . . .                      154
  Selling, general and administrative . . .       724          4,529
  Interest. . . . . . . . . . . . . . . . .        58            882
  Depreciation and amortization . . . . . .        13          1,293
  Pre-opening and development costs . . . .        89            422
                                             ---------       ---------
     Total costs and expenses . . . . . . .       884         10,408
                                             ---------       ---------
LOSS FROM OPERATIONS. . . . . . . . . . . .      (782)        (2,249)
                                             ---------       ---------
OTHER LOSS,
  loss from equity investee . . . . . . . .      (837)
                                             ---------       ---------

LOSS BEFORE DEFERRED INCOME TAXES . . . . .    (1,619)        (2,249)

DEFERRED INCOME TAXES . . . . . . . . . . .
                                             ---------       ---------

NET LOSS. . . . . . . . . . . . . . . . . . $  (1,619)    $   (2,249)
                                             =========       =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.    15,183         14,294
                                             =========       =========

NET LOSS PER COMMON SHARE . . . . . . . . . $    (.11)    $     (.16)
                                             =========       =========















      See accompanying notes to consolidated financial statements

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                            (in thousands)

                                                    Nine Months Ended
                                                      September 30,
                                                     1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .  .  .  .  .  .  .  .  .  .  .  .   $  (4,981)    $  (5,456)
  Adjustments to reconcile net loss to net
cash used in operating activities:
       Depreciation and amortization. . . . .         896         3,854
       Deferred taxes . . . . . . . . . . . .       6,375
       Equity loss. . . . . . . . . . . . . .       1,721
       Gain on sale of assets . . . . . . . .      (6,425)
       Changes in operating assets and
          liabilities:
          (Increase) decrease in accounts
            receivable. .  .  .  .  .  .  . .          15            (29)
          Decrease in prepaid insurance . . .         276            539
          (Increase) decrease in inventories.         (19)            (4)
          Increase in other current assets. .        (119)           (11)
          Decrease in accounts payable and
            accrued expenses. .  .  .  .  . .      (3,189)          (268)
          Decrease  in accrued payroll and
            related liabilities . . . . . . .        (112)        (1,272)
                                                 ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES . . . .      (5,562)        (2,647)
                                                 ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets. . . . . . . .      11,800
  Payments for hotel construction costs . . .      (1,100)
  Payment on note receivable. . . . . . . . .        (250)
  Purchases of property and equipment . . . .                     (1,006)
  Cash from hotel construction escrow . . . .       1,700
  Payments for deposits and other assets. . .        (139)          (323)
                                                 ---------     ----------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES . .  .  .  .  . .  .  .  .  .  .      12,011         (1,329)
                                                 ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments to affiliate . . . . . . . . . . .      (3,299)
  Advances from affiliate . . . . . . . . . .                      3,190
  Proceeds from sale of common stock. . . . .                      1,000
  Payments on notes payable . . . . . . . . .                       (136)
  Payments on long-term debt. . . . . . . . .        (252)        (1,140)
                                                 ---------     ----------

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES . .  .  .  .  .  .  .  .  .  . .      (3,551)         2,914
                                                 ---------     ----------
NET INCREASE (DECREASE) IN CASH . . . . . . .       2,898         (1,062)

CASH, beginning of period . . . . . . . . . .       2,211          1,350
                                                 ---------     ----------
CASH, end of period . . . . . . . . . . . . .  $    5,109    $       288
                                                 =========     ==========




     See accompanying notes to consolidated financial statements

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                            (Unaudited)
                           (in thousands)

                                                     Nine Months Ended
                                                       September 30,
                                                   1998           1997
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION, cash paid for interest during
    the period . . .  .   .  .  .  .  .  .  .    $    100       $    707
                                                  ========       ========
SUPPLEMENTAL SCHEDULES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

  Restructuring and conversion of Bryanston
    obligations:
     Issuance of preferred stock. . . . . .      $  9,732       $  2,000
                                                  ========       ========

     Mortgage on the Jubilation gaming vessel.   $  3,000
                                                  ========

     Extinguishment of debt including accrued
       interest of $3,101. . .  .  .  .  .  .    $ 12,732
                                                  ========

  Non-cash consideration received in exchange
    for the sale of assets:
     Investment in Buyer. . . . . . . . . . .    $  8,500
                                                  ========

     Assumption by Buyer of the net proceeds
       of pre-financing. .  .  .  .  .  .  .     $ 17,900
                                                  ========

     Assumption by Buyer of certain accounts
       payable, accrued expenses, payroll
       liabilities and a capital lease
       obligation. . . .  .  .  .  .  .  .       $  2,000
                                                  ========

  Decrease in amount due under redemption
    agreement. . .  .  .  .  .  .  .  .  .                     $    (897)
                                                                =========

  Common stock issued for payment of note
    payable . .  .  .  .  .  .  .  .  .  .                     $     475
                                                                =========

  Common stock inssued for settlement of
    certain accounts payable and accrued
    expenses . . . . . . . . . .  .  .  .                      $     536
                                                                =========

















     See accompanying notes to consolidated financial statements

(PAGE)


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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

    Financial Statements - The accompanying unaudited consolidated financial statements of Alpha Hospitality Corporation and subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles. All adjustments which are of a normal and recurring nature and, in the opinion of management, necessary for a fair presentation have been included. The unaudited consolidated financialstatements should be read in conjunction with the audited consolidated financial statements as of December 31, 1997, included in the 1997 Form 10-K.

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

    Promotional Allowances - Promotional allowances primarily consist of food and beverage furnished gratuitously to customers. Revenues do not include the retail amount of food and beverage of $496 and $919 for the nine months ended September 30, 1998 and 1997, respectively, provided gratuitously to customers. The cost of these items was $224 and $413 for the nine months ended September 30, 1998 and 1997, respectively.

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

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                            (in thousands)


NOTE 3 - PROPERTY AND EQUIPMENT

Details of property and equipment at September 30, 1998 and December 31, 1997 are as follows:

                                                 1998        1997
     Land and building . . . . . . . . . .   $             $    214
     Boat, barge and improvements. . . . .      5,267        24,337
     Leasehold improvements. . . . . . . .         82        14,240
     Gaming equipment. . . . . . . . . . .      3,023        10,307
     Furniture, fixtures and equipment . .      1,834         7,259
     Transportation equipment. . . . . . .                      760
     Construction in progress. . . . . . .                    2,966
                                              --------      --------
                                               10,206        60,083
  Less accumulated depreciation and
     amortization. . .  .  .  .  .  .  . .      5,237        22,444
                                              --------      --------
                                                4,969        37,639

  Less amounts included in net assets held
     for sale, including accumulated
     depreciation and amortization of
     $17,331 . . . .  .  .  .  .  .  .  .                    32,629
                                              --------     ---------
                                            $    4,969   $    5,010
                                              ========     =========

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

  Approximately $895 of the sale proceeds were escrowed for potential repairs to the barge and surrounding property relative to storm damage occurring prior to the sale. A $200 reserve for the estimate of potential repairs in excess of insurance proceeds was recorded during the nine months ended September 30, 1998, as a reduction to the gain on the sale.

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                            (in thousands)

NOTE 4 - LONG-TERM DEBT

   Long-term debt at September 30, 1998 and December 31, 1997 is comprised of the following:

                                                              Interest
                                            Rates         1998        1997
Mortgage note payable to Bryanston,
   collateralized by the Company's idle
   gaming vessel with interest payable
   monthly and principal payments not
   to exceed $1,000 per annum, with any
   unpaid balance due at maturity in
   April 2005. . .  . .  .  . .  .  .  .     8%            2,780

Pre-closing financing (see Note 3),
   collateralized by Alpha Gulf's
   property and equipment and certain
   related assets, net of an
   uncollateralized, zero-coupon
   promissory note in the stated           30 day
   principal amount of                     LIBOR
   approximately $4,900. . .  .  .  . .    +6.15%                    $ 19,000

Note payable, Bryanston, principal
   and interest due monthly through
   April 1, 1999 . .  .  .  .  .  .  .     10%                          7,800

Capitalized lease obligations,
   payable monthly, expiring in various
   years through 2001. . .  .  .  .  .     10-14%                         288
                                                         --------     --------
                                                           2,780       27,088
     Less:
       Amount included in net assets
         held for sale . .  .  .  . .                                  19,288
       Current portion. . . . . . . .                      1,000
                                                         --------     -------
                                                        $  1,780     $  7,800
                                                         ========     =======

Aggregate future required principal payments are approximately as follows:

       Years ending September 30:

       1999. . . . . . . . . . . . . . . . .   $  1,000
       2000. . . . . . . . . . . . . . . . .      1,000
       2001. . . . . . . . . . . . . . . . .        780
       2002 and thereafter . . . . . . . . .
                                                --------
                                               $  2,780
                                                ========

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

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                            (in thousands)


NOTE 4 - LONG-TERM DEBT(CONTINUED)

     On June 30, 1998, the Company restructured it obligations to Bryanston Group, Inc. (Bryanston) by extinguishing its notes payable of $7,800, $1,399 and $432 (See Note 6) plus accrued interest on the notes aggregating $3,101 , in exchange for the issuance of preferred stock (see Note 7) and a $3,000 mortgage note on the Company's idle gaming vessel located in Lakeshore, Mississippi.

NOTE 5 - ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

     At September 30, 1998 and December 31, 1997, accounts payable and other accrued expenses are comprised of the following:

                                              1998         1997
     Construction. . . . . . . . . .      $      4    $   1,021
     Accrued professional fees . . .           326          634
     Accrued property taxes. . . . .                        492
     Accrued interest. . . . . . . .            31        2,219
     Other . . . . . . . . . . . . .           937        3,422
                                           -------     --------
                                             1,298        7,788
     Less amount included in net
       assets held for sale. . .                          2,189
                                           -------     --------
                                          $  1,298    $   5,599

NOTE 6 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

     Pursuant to the Company's restructuring of its obligations to Bryanston (see Notes 4 and 7), the June 30, 1998 principal balance of $432 and accrued interest of $507 under a $20,000 non-revolving promissory note with Bryanston, was extinguished.

     The Company, through its wholly owned subsidiary Alpha Monticello, Inc. ("AMI"), is party to a General Memorandum of Understanding (the "Memorandum") with Catskill Development, LLC ("CDL") (the "Parties") dated December 1, 1995 which, among other things, provides for the establishment of Mohawk Management, LLC, a New York limited liability company ("MML") for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the St Regis Mohawk Indian Tribe (the "Mohawk Tribe"). The Memorandum also sets forth the general terms for the funding and management obligations of CDL and AMI respectively, with regard to MML. In January 1996, MML was formed with each of CDL and AMI owning a 50% membership interest in MML. On July 31, 1996, MML entered into a Gaming Facility Management agreement with the Mohawk
Tribe (the "Management Contract") for the management of a casino to be built on the current site of Monticello Raceway in Monticello, New York (the "Monticello Casino"). Among other things, the Management Contract provides MML with the exclusive right to manage the Monticello Casino for seven (7) years from its opening and to receive certain management fees for the provision of such service. In accordance with Federal law, this agreement is subject to final approval by the National Indian Gaming Commission. By its terms, the Memorandum between CDL and AMI would terminate, if by December 31, 1998, all of the governmental approvals necessary for the construction and operation of the Monticello Casino were not obtained by MML. The Management Contract between MML and the Mohawk Tribe contains no such provision. Additonally, the Memorandum is silent as to the effect of such expiration to the continued existence of MML, the Parties respective 50% ownership therein and the Management Contract. As of the date hereof all such approvals have not been obtained, and there can be no assurance that they will be obtained on or before December 31, 1998. For the nine and three months ended September 30, 1998, the Company incurred casino development costs of $154 and $48, respectively, which relates to a general overhead allocation compared to $276 and $95 for the same periods in 1997. As of September 30, 1998, and December 31, 1997, the Company has capitalized $1,366 and $1,291,respectively, towards the design, architecture and other costs of development plans for the casino.

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                           (in thousands)


NOTE 6 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

  The Company was obligated under a tideland lease which provided for a mooring
site for the Company's idle gaming vessel in Lakeshore, Mississippi.   Pursuant
to a lease termination and mutual release agreement, the State of Mississippi terminated the lease for a settlement of approximately $91. In August 1998, under the terms of the agreement, the Company removed all structures and equipment remaining on this site.

  The Company was obligated under a wharfage agreement allowing for the Company's idle gaming vessel to be moored at its Lakeshore, Mississippi location for a monthly wharfage fee of approximately $8 through its removal in August 1998. The wharfage fee for the nine months ended September 30, 1998 was $60.

  The Company is obligated under a monthly contract for mooring fees of approximately $6 for the mooring and maintenance of the Jubilation Casino at a terminal in Mobile, Alabama where the Company relocated the vessel in August of 1998.

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

  Included in restricted cash at September 30, 1998, is $1,250 pledged as collateral on behalf of the Chairman and Chief Executive Officer of the Company. Although not currently anticipated, any drawing upon such cash will be recorded as a reduction in the balance of deferred compensation payable to the Chairman and Chief Executive Officer. As of September 30, 1998, deferred compensation payable to the Chairman and Chief Executive Officer is approximately $1,217.
As of November 12, 1998, no such drawings have occurred.

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

  On March 2, 1998, the Company entered into a supervisory hotel management agreement with the Buyer (see Note 3) for a term of ten years whereby the Company will receive $100 per annum for management services, payable monthly. Supervisory management fees earned for the period March 2, 1998 through September 30, 1998 amount to $58.

  On May 12, 1998, the Company approved compensation to each of the three outside directors of $6 per annum plus the option to purchase 25 shares of the Company's common stock at the current market price. Additional options to purchase 15 shares of the Company's common stock were granted to the respective outside directors for each committee served upon.

  The Company is a party to various other legal actions which arise in the normal course of business. In the opinion of the Company's management, the resolution of these other matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

  On September 15, 1998, $250 was advanced to Southern Classic, Inc. ("Southern") pursuant to a promissory note maturing January 30, 1999, which accrues interest at 9 1/4% per annum. The note is guaranteed by certain owners of Southern. In addition, Southern's Chief Financial Officer serves on the Board of Directors of the Company.

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                           (in thousands)


NOTE 7 - STOCKHOLDERS' EQUITY

     The change in stockholders' equity during the nine months ended September 30, 1998, includes the net loss of $ 4,981 and the issuance on June 30, 1998 of 135 shares of preferred stock, series C, in settlement of $9,732 of net obligations (see note 4). The preferred stock series C, has voting rights of twenty-four votes per preferred share, is convertible to twenty-four shares of common stock and carries a dividend of $5.65 per share. In addition, the terms of the preferred shares include a provision allowing the Company the option of calling the preferred shares based upon the occurrence of certain capital events which realize a profit in excess of $5,000. As of November 12, 1998, dividends in arrears on the cumulative preferred series C stock amounted to $191.

     The Company's cumulative preferred stock, series B, has voting rights of eight votes per preferred share, is convertible to eight shares of common stock for each share of preferred stock and carries a dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event the dividend is not paid at the end of the Company's fiscal year (December 31), the dividend will be payable in common stock. On December 17, 1997, the Company declared a 1996 dividend of $1,391, payable in 777 shares of the Company's common stock which were issued in April 1998. On May 12, 1998, the Company declared a 1997 dividend of $2,861, payable in 1,071 shares of the Company's common stock. As of November 12, 1998, dividends in arrears on the cumulative preferred, series B stock amounted to $2,322.



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


NOTE 9 -SUMMARIZED FINANCIAL INFORMATION

     The following is summarized financial information of Greenville Casino Partners, L.P. for the period March 2, 1998 through September 30, 1998:

     Net Revenues . . . . . . . . .   $     28,631
     Costs and expenses . . . . . .         31,582
     Gross margin . . . . . . . . .         (2,951)
     Interest expense, net. . . . .          3,934
                                         ----------
       Net loss . . . . . . . . . .   $     (6,885)
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

     Alpha Gulf (the Company's primary operating subsidiary)

     The following table sets forth the statements of operations for Alpha Gulf before intercompany charges, deferred income tax and gain on sale of assets for the nine and three months ended September 30, 1998 and 1997:


                                     Nine Months              Three Months
                                  Ended September 30,      Ended September 30,
                                  1998         1997         1998        1997
     Revenues:
       Casino  . . . . . . . .  $  4,923    $ 23,868     $          $   8,013
       Food, beverage and
         other . . . .  .  . .       113         466            6         147
                                  -------    --------      -------   --------
          Total revenues . . .     5,036      24,334            6       8,160
                                  -------    --------      -------   --------
     Operating expenses:
       Casino  . . . . . . . .     1,901       9,004                    3,128
       Food, beverage and
         other . . .  .  .  .         91         434                      154
       Selling, general and
         administrative. .  .      2,971      12,075          161       4,028
                                 --------    --------      -------   --------
          Total operating
            expenses. .  .  .      4,963      21,513          161       7,310
                                 --------    --------      -------   --------
     Income (loss) from
       operations. .  .  .  .         73       2,821         (155)        850
                                 --------    --------      -------   --------
     Other expenses:
       Loss from equity
         investee. . .  .  .       1,721                      837
       Interest . . . .  . .         797       1,536                      526
       Depreciation and
         amortization .  . .         882       3,841            9       1,289
                                 -------     --------      -------   --------
          Total other
            expenses. . . .        3,400       5,377          846       1,815
                                 -------     --------      -------   --------

     Loss before intercompany
       charges, deferred income
       taxes and gain on sale
       of assets . . .  .     $ ( 3,327)   $ (2,556)     $ (1,001)  $    (965)
                               =========    ========      ========   =========





            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (in thousands)(CONTINUED)


Nine and Three Months Ended September 30, 1998:

  The 1998 activity for casino, food and beverage revenues and expenses represents Alpha Gulf's operation of its Bayou Caddy's Jubilee Casino through the date of its sale on March 2, 1998. For the nine and three months ended
September 30, 1997, Alpha Gulf operated its Bayou Caddy's Jubilee Casino for those entire respective periods. Accordingly, the 1998 revenues and operating expenses are less than 1997.

  Selling, general and administrative expenses for the nine and three months ended September 30, 1998 consist of payroll and related expenses of approximately $1,170 and $74, respectively, marketing and advertising of approximately $930 and $0, respectively, occupancy costs of approximately $407 and $12, respectively, and other operating expenses of $464 and $75, respectively.

   Included in the consideration received in exchange for the sale of the Bayou
Caddy's Jubilee Casino, Alpha Gulf received a 25% partnership interest in the Buyer whose primary assets include: the Las Vegas Casino, the Bayou Caddy's
Jubilee Casino, the Key West Inn and the Greenville Inn and Suites. The combined complement of gaming devices is 37 table games and 1,427 slots which represents 67.4% of the devices in the Greenville market. The two hotels offer
56 roomsand 41 rooms and suites, respectively. For the period March 2, 1998, through September 30, 1998, and the three months ended September 30, 1998, the Company's proportionate share of the Buyer's undistributed losses amounted to $1,721 and $837, respectively.

  Interest expense for the nine months ended September 30, 1998 was primarily attributable to the Pre-Closing Financing, amounts due to Bryanston and a capital lease. The Pre-Closing Financing and the capital lease were extinguished in March 1998 with the proceeds from the March 2, 1998 sale of substantially all of the assets of Alpha Gulf and Greenville Hotel.
Accordingly, the interest expense for the three months ended September 30, 1998, is solely attributable to amounts due to Bryanston.

Other Operations:

  In connection with the sale of the hotel on March 2, 1998, the Company entered into a supervisory management agreement with the Buyer for a term of ten (10) years whereby the Company will receive $100 per annum for management services.
Supervisory management fees earned for the period March 2, 1998 through September 30, 1998 and the three months ended September 30, 1998, amounted to approximately $58 and $25, respectively.

  The Company, through a separate subsidiary, also owns a casino (the
Jubilation Casino) previously located in Lakeshore, Mississippi, which has been closed since July 1996. In August 1998, the Company relocated the casino to Mobile, Alabama, where it is being moored at a terminal. The
Company does not currently have plans to re-open or operate the Jubilation
Casino. The continuing costs incurred during the nine and three month periods ended September 30, 1998 were $588 and $300 , respectively, for continuing administration, insurance and the casino relocation, compared to $645 and $225 for the same periods in 1997.

Future Operations - General:

  The Company, through its wholly owned subsidiary Alpha Monticello, Inc.
("AMI"), is party to a General Memorandum of Understanding (the "Memorandum") with Catskill Development, LLC ("CDL") dated December 1, 1995 which, among other things, provides for the establishment of Mohawk Management, LLC, a New York limited liability company ("MML") for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the St Regis Mohawk Indian
Tribe (the "Mohawk Tribe"). The Memorandum also sets forth the general terms for the funding and management obligations of CDL and AMI respectively, with regard to MML. In January 1996, MML was formed with each of CDL and AMI owning a 50% membership interest in MML. On July 31, 1996, MML entered into a Gaming Facility Management agreement with the Mohawk Tribe (the "Management
Contract") for the management of a casino to be built on the current site of Monticello Raceway in Monticello, New York (the "Monticello Casino").
Among other things, the Management Contract provides MML with the exclusive right to manage the Monticello Casino for seven (7) years from its opening and to receive certain management fees for





            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (in thousands)(CONTINUED)


Future Operations - General (CONTINUED)

the provision of such service. In accordance with Federal law, this agreement is subject to final approval by the National Indian Gaming Commission. By its terms, the Memorandum between CDL and AMI would terminate, if by December
31, 1998, all of the governmental approvals necessary for the construction and operation of the Monticello Casino were not obtained by MML. The Management
Contract between MML and the Mohawk Tribe contains no such provision.
Additonally, the Memorandum is silent as to the effect of such expiration to the continued existence of MML, the Parties respective 50% ownership therein and the Management Contract. As of the date hereof all such approvals have not been obtained, and there can be no assurance that they will be obtained on or before December 31, 1998. For the nine and three months ended September 30, 1998, the Company incurred casino development costs of $154 and $54, respectively, which relates to a general overhead allocation compared to $276 and $95 for the same periods in 1997. As of September 30, 1998, and December
31, 1997, the Company has capitalized $1,366 and $1,291, respectively, towards the design, architecture and other costs of development plans for the casino.

  Additionally, proposals or prospects for new casinos or other gaming activities may be presented to the Company, or the Company may otherwise become aware of such opportunities (any such new casino or other gaming activities being hereinafter sometimes referred to as "New Gaming
Opportunities").  The Company will continue to investigate and evaluate New
Gaming Opportunities and, subject to available resources, may choose to pursue and develop one or more New Gaming Opportunities if the same is deemed to be in the best interest of the Company and its stockholders. However, there can be no assurance that any New Gaming Opportunity will be presented to, or otherwise come to the attention oF the Company, that the Company will elect to pursue or develop any New Gaming Opportunity or that any New Gaming
Opportunity that the Company may elect to pursue or develop will actually come to fruition or, even if brought to fruition, will be profitable.

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

Liquidity and Capital Resources

  For the nine months ended September 30, 1998, the Company had net cash used in operating activities of $5,562. The uses were the result of a net loss of $4,981 plus noncash items of $2,567 and a net decrease in working capital of $3,148. The noncash items were $896 of depreciation and amortization, the Company's proportionate share of undistributed losses of an equity investee of $1,721, a gain on sale of assets of $6,425 and $6,375 of deferred taxes. The decrease in working capital consisted primarily of a net decrease in accounts receivable, prepaid insurance, inventories and other current assets of $153 , a decrease in accounts payable and other accrued expenses of $3,189 and a decrease in payroll and related liabilities of $112.

  Cash provided by investing activities of $12,011 consisted of proceeds from the sale of assets of $11,800, cash from the hotel construction escrow of $1,100, hotel construction costs of $1,700, payments for deposits and other assets of $139 and amounts advanced under a promissory note of $250.

  Cash used in financing activities of $3,551 was attributable to $3,299 in net payments under the $20,000 non-revolving promissory note with Bryanston, repayments of the mortgage payable to Bryanston and $252 of payments on long-term debt.





            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (in thousands)(CONTINUED)


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


ITEM 2.  CHANGES IN SECURITIES

  On June 30, 1998, the Company issued 135 shares of preferred stock series C.
The preferred stock series C has voting rights of twenty-four votes per preferred share, is convertible to twenty-four shares of common stock and carries a dividend of $5.65 per share.




             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


                              SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.




Dated: November 12, 1998
                                          /s/ STANLEY S. TOLLMAN
                                          Stanley S. Tollman
                                          Chairman and CEO




Dated: November 12, 1998
                                          /s/ ROBERT STEENHUISEN
                                          Robert Steenhuisen
                                          Chief Accounting Officer
