Form 10-K
period 1998-12-31
ALPHA HOSPITALITY CORP
filed 1999-03-31
CIK 906780

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

  (Mark One)

  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the year ended December 31, 1998.

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

          Yes   X                              No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The issuer's revenues for the year ended December 31, 1998 were approximately $5,400,000.

     The aggregate market value on March 29, 1999 of the voting stock held by non-affiliates computed based on the average bid and asked prices of such stock on that date was approximately $33,500,000.

     As of March 29, 1999, 16,788,228 shares of Common Stock, $.01 par value, were outstanding.


                    DOCUMENTS INCORPORATED BY REFERENCE

                                   None

Transitional Small Business Disclosure Format:

          Yes                                        No   X


The Exhibit Index is located on Page 36.

ITEM 1.  BUSINESS

General


      The Company was incorporated in Delaware on March 19, 1993; Alpha Gulf Coast, Inc. ("Alpha Gulf" or "Gulf Coast") was incorporated in Delaware on May 4, 1993; Jubilation Lakeshore, Inc. ("Jubilation Lakeshore") was incorporated in Mississippi on December 8, 1992; Alpha Missouri, Inc.
("Alpha Missouri") was incorporated in Delaware on March 17, 1996; Alpha Monticello, Inc. ("Alpha Monticello") was incorporated in Delaware on May 30, 1997; Alpha Rising Sun, Inc. ("Alpha Rising Sun") was incorporated in Delaware on August 6, 1993; Alpha St. Regis, Inc. ("Alpha St. Regis") was incorporated in Delaware on June 24, 1994; Alpha Greenville Hotel, Inc. ("Greenville Hotel") was incorporated in Delaware on February 27, 1997; and Alpha Entertainment, Inc. ("Alpha Entertainment") was incorporated in Delaware on March 12, 1997. Alpha Florida Entertainment, Inc.
("Alpha Florida") was incorporated in Florida on May 26, 1998 and Alpha Peach Tree Corporation ("Alpha Peach Tree") was incorporated in Delaware on March 16, 1999. The Company's principal executive offices are located at 12 East 49th Street, New York, New York 10017, and its telephone number is 212-750-3500.

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

   As of December 31, 1996, the Company sold 100% of the stock of its Alpha Hotel subsidiary in consideration for $3,000,000. As a result of such sale, the Company ceased its hotel and motel management business through this subsidiary.

   Pursuant to an Asset Purchase Agreement dated December 17, 1997, the Company agreed to sell to Greenville Casino Partner, L.P. (the operator of another casino barge in Greenville, Mississippi), its Bayou Caddy's Jubilee Casino and related assets, comprising substantially all the Company's operating assets, in consideration for (i) approximately $11.8 million dollars in cash, (ii) 25% limited partnership interest in Greenville Casino Partners, L.P., (iii) the assumption of approximately $2,000,000 of liabilities of Alpha Gulf, and (iv) the assumption of an additional approximately $23,900,000 of indebtedness (inclusive of loan costs and loan discounts aggregating approximately $6,000,000, which was not received by the Company) owed by Alpha Gulf and Greenville Hotel to an institutional lender, which indebtedness had been incurred in anticipation of the proposed sale (the "Pre-Closing Financing").

   On February 23, 1998, the stockholders of the Company approved the sale transaction at an Annual and Special Meeting of Stockholders. The sale of the casino and hotel operations was completed on March 2, 1998. See Item 7, herein, for a detailed discussion of the sale transaction.

   As a result of the Company's sales of its Alpha Hotel and Alpha Gulf operations, the Company's current operations include the development of potential new gaming operations in New York, the potential acquisitions of manufactured housing, restaurant and gaming operations and the acquisition or development of other business operations.

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

   On December 1, 1995, the Company, through its subsidiary, Alpha St. Regis, entered into a memorandum of understanding (the "Memorandum") with Catskill Development, L. L. C. ("Catskill") regarding the development and management of a casino to be built adjacent to the Monticello Raceway in Sullivan County, New York. Bryanston is a 25% member of Catskill. The Memorandum was assigned to Alpha Monticello. Mohawk Management L.L.C. ("Mohawk") (a company of which the Company's subsidiary Alpha Monticello owns 50%) has executed an agreement with the Tribe for the management of such proposed casino (the "Management Contract"), and subject to the obtaining of requisite approvals, it is anticipated that Mohawk will undertake the development and management of this casino and Alpha Monticello will be responsible for the day-to-day operations of this casino. It is intended that the casino will be owned by the Tribe and will be located on land to be placed in trust for the benefit of the Tribe. The Monticello Raceway is located approximately 90 miles from New York City.

   This casino project is subject to approval by the U.S. Department of the Interior and its Bureau of Indian Affairs, the National Indian Gaming Commission and the Governor of the State of New York. Under the Memorandum, Catskill and the Company have committed to enter into a definitive agreement on the terms established in the memorandum.

   By its terms, the Memorandum between Catskill and Alpha Monticello terminated on December 31, 1998, since all of the governmental approvals necessary for the construction and operation of the Monticello Casino were not obtained by Mohawk. The Management Contract between Mohawk and the Tribe contains no such provision. Additionally, the Memorandum is silent as to the effect of such expiration to the continued existence of Mohawk, the Parties respective 50% ownership therein and the Management Contract. As of the date hereof, all such approvals have note been obtained. On December 28, 1998, Alpha
Monticello filed for arbitration as prescribed by the Memorandum to resolve any disputes by the contracting parties. The Company is seeking a determination from the arbitrator that the termination of the Memorandum merely means that the funding obligations of Alpha Monticello and Catskill have expired and that Mohawk remains a viable entity with both Alpha Monticello and Catskill as 50% owners. On or about February 8, 1999, Catskill submitted its response to Alpha Monticello's Demand for Arbitration. Thereafter, the Parties' counsels informed the American Arbitration Association (the "AAA") that the Parties were engaged in settlement discussions, and the AAA agreed to stay further proceedings in the arbitration until April 22, 1999.

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

   During 1998, 1997 and 1996, Alpha Monticello, Inc. incurred $279,000 and $907,000 and $1,975,000 of costs, of which $75,000, $557,000 and $734,000, respectively, has been capitalized and the remaining $204,000, $350,000 and $1,241,000, respectively, are for casino development costs which are substantially comprised of a corporate overhead allocation.

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

   The Company initiated the Bayou Caddy's Jubilee Casino's gaming operations on January 12, 1994, subsequent to its construction on a marine vessel in 1993, which construction received the requisite approvals from the U.S. Army Corps of Engineers and the Mississippi Department of Natural Resources. Prior to the initiation of the Bayou Caddy's Jubilee Casino's gaming operations, the Company applied for and received the required license renewals and approvals from the Mississippi Gaming Commission (see "Business -- Government Regulation -- Licensing -- Mississippi").

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

   In April 1997, Gulf Coast received approval from the Mississippi Gaming Commission for its infrastructure investment requirement to build and operate a hotel on property adjacent to the Bayou Caddy's Jubilee Casino location. Greenville Hotel entered into a long term lease with the Board of Mississippi Levee Commissioners to lease property, including historical landmark buildings, for the development of a forty-one key single room and suite hotel. Management believed that this hotel would add a new dimension to the Company's casino patron experience and would be an added amenity to the Company's player devel opment program. The total cost of this project including capitalized interest, indirect labor and sundry costs was approximately $4 million. Greenville Hotel received interim financing from Bryanston Group, Inc. ("Bryanston"), an affiliate, to fund construction. In February 1998, the Company completed construction of its Greenville Hotel and on March 2, 1998, through Alpha Gulf and Greenville Hotel, the Company sold the Bayou Caddy's Jubilee Casino, the Greenville Hotel and other related assets to Greenville Casino Partners, L.P. ("Buyer") (see Business - General).

   Missouri. Alpha Missouri has applications pending for site approval and a gaming license with respect to the development of a river boat gaming facility in Louisiana, Missouri. Although existing law in Missouri does not restrict the number of licenses the Missouri Gaming Commission may issue, the Commission has effectively placed a moratorium on any new licenses in the Louisiana market. The Company believes that such restriction will remain in place for an indeterminate time. As a consequence, Alpha Missouri and the City of Louisiana agreed to terminate the lease by Alpha Missouri of city-owned property that was anticipated to be used for the gaming project. While the Company has not withdrawn its application for site approval and gaming license, it does not anticipate any action on the project in the foreseeable future.

   The Company incurred development costs of approximately $318,000 and $239,000 in 1997 and 1996, respectively, related to its proposed development, comprised of a general corporate overhead allocation.

   The Jubilation Casino. In October 1995, the Company (through its subsidiary Jubilation Lakeshore) acquired the Cotton Club casino, a gaming vessel then moored in Greenville, Mississippi. Such casino was renamed the Jubilation Casino and was relocated from Greenville to Lakeshore, Mississippi, where it reopened on December 21, 1995. Management believed that the smaller Jubilation Casino could adequately service the existing Lakeshore market with substantially reduced cost of operations. However, based upon the Jubilation Casino's limited capacity, remote location and the increasing casino development in the Biloxi and Gulfport markets (which proved to be more attractive to casino patrons), the Jubilation Casino was unable to overcome operating deficits. As a result, in July 1996 management began to implement its plans to close the Jubilation Casino during August 1996. On July 16, 1996, operation of the Jubilation Casino was suspended in compliance with a directive of the Mississippi Gaming Commission, which asserted that the working capital of the Jubilation Casino was not sufficient and required that the Jubilation Casino's working capital be increased. Jubilation Lakeshore reviewed this working capital requirement in light of its previously announced plan to close the Jubilation Casino during August 1996 and the costs that would be incurred to reopen the Jubilation Casino. Based on this review, Jubilation Lakeshore decided not to reopen the Jubilation Casino.

   In connection with the plan to close the Jubilation Casino, management believed that it took all appropriate action required by federal law with respect to providing notice of such closing to its employees. In connection with the closing of the Jubilation Casino, management updated its assessment of the realizability of the leasehold improvements and related assets of the Jubilation Casino. Since this would have resulted in an impairment loss of approximately $14,507,000 and stockholders' equity below the requirements for continued listing of the Company's securities on NASDAQ, the Company accepted proposals by Bryanston and BP to convert approximately $19,165,000 and $1,222,000, respectively, of debt in to 693,905 and 44,258 shares of Preferred Stock.

   The Company has no current plans to reopen the Jubilation Casino and relocated it to a terminal in Mobile, Alabama. The Company is investigating other possible uses, including the possible sale thereof ("see Item 7 - Future Operations-Krawdaddy's").

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

   Through Alpha Hotel, the Company had provided management services to 14 hotels or motels. The Company had provided management services to 13 of such hotels or motels primarily under a certain Service Agreement with Bryanston. The Company provided management services to these 13 hotels on behalf of Bryanston (which was 50% owned by Mrs. Beatrice Tollman, the spouse of the Company's Chairman, President and Chief Executive Officer, and 50% owned by a trust for the benefit of a child of Mr. Monty D. Hundley, the Company's former
President and Chief Executive Officer), pursuant to certain individual management agreements. The rights to provide the management services were acquired by the Company in partial consideration for the issuance of the shares of Common Stock to Bryanston. Such rights were recorded by the Company at no cost to the Company based on its predecessor's cost, which was $0. Pursuant to the Service Agreement, the Company was the sole provider to such hotels of management services required of Bryanston and received substantially all fees due to Bryanston under the above-referenced management agreements. In addition, the Company provided management services to one hotel located in Myrtle Beach, South Carolina, under an agreement with the hotel's owner. All of the 14 hotels were "mid-priced," ranging between $40 and $70 per night, and all but one were operated as Days Inns.

   The Company and Bryanston had designed a financial management system whereby all accounting information was processed in a centralized accounting office in Hopewell Junction, New York. The system included management of all cash, accounts payable and receivable, and generated detailed monthly financial statements. The Company provided each property with standardized forms and procedures in order that all accounting in the management system was uniform. In connection with the Service Agreement, effective September 1, 1993, the Company entered into an expense reimbursement agreement (the "Expense Reimbursement Agreement") with Bryanston for the use of certain office space at its Hopewell Junction, New York facility in connection with the Company's hotel management operations. Pursuant to the terms of the Expense Reimbursement Agreement, the Company reimbursed Bryanston on a monthly basis for the Company's share of rent, office expenses and direct payroll. The Expense Reimbursement Agreement allowed for cost-effective centralization and management of the Company's operations, partly based on the Service Agreement, and partly based on the fact that Bryanston, which employed some of the Company's employees, was also based at the Hopewell Junction office (see Item 13 - "Certain Relationships and Related Transactions").

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

Marketing

   The Company had concentrated its sales, marketing and promotional activities for the Bayou Caddy's Jubilee Casino in its principal target market within a 50-mile radius of the Casino. The target market was reached through a combination of billboards, radio, television and newspaper advertising and direct mail.

   The Company developed an in-house mailing list of in excess 130,000 casino customers. These customers were made up of table game players and "Slot Club" members. Table game customers were identified through the casino's marketing representatives, and their play was monitored to evaluate whether the customer warrants complimentary services provided by the casino. The award of complimentary services was consistent with standard industry practices and was based upon a customer's duration of play and average amount wagered. The "Slot Club" was an operation that allows the casino's computerized tracking system to identify customers, amount of play and other pertinent characteristics. The "Slot Club" was an ongoing promotion where members were issued cards and accumulate points based on the amount of their play. Such points were redeemable for food, beverages and merchandise. Tournaments for blackjack, craps and poker are held, along with other special events and promotions.

Competition

   At the time of the Company's sale of the Bayou Caddy's Jubilee Casino, there were 19 casinos located on the Mississippi River. In the Greenville market, the Company's Bayou Caddy's Jubilee Casino competed with the Las Vegas Casino, which recently has been closed for possible removal to a new Greenville location, and the Lighthouse Point Casino, which opened in November 1996.

   After the opening of the Lighthouse casino, the Bayou Caddy's Jubilee Casino's fair share of the market, based on the number of player positions in the market, improved. The Company believed that the Bayou Caddy's Jubilee
Casino was well-positioned to compete successfully with the two other casinos in the Greenville market, one of which was owned and operated by Greenville
Casino Partners, L.P., the purchaser of Bayou Caddy's Jubilee Casino. As a result of the sale of the Bayou Caddy's Jubilee Casino, the Company owns a 25% equity interest in Greenville Casino Partners, L.P. In October 1998, the Las Vegas Casino (owned by Greenville Casino Partners, L.P.) was closed with plans of a possible relocation to another site in Greenville.

   Approximately 60 miles south of the Bayou Caddy's Jubilee Casino is Vicksburg, which has four casinos: the Isle of Capri, Harrahs Vicksburg, Ameristar and Rainbow Casino. Approximately 110 miles south of the Bayou Caddy's Jubilee Casino is Natchez with the Lady Luck Natchez Casino. Approximately 60 miles north of the Bayou Caddy's Jubilee Casino is Coahoma County with the Lady Luck Coahoma Casino. Tunica County is approximately 150 miles north of the Bayou Caddy's Jubilee Casino and has nine casinos -- Harrahs, Sams Town, Fitzgeralds, Sheraton, Hollywood Casino, Gold Strike (Circus Circus), Horseshoe Casino, Grand Casino and Ballys. Since casinos outside a 50-mile radius of the Bayou Caddy's Jubilee Casino were not considered by the Company to be within its primary competitive market, the Company did not deem the casinos in Vicksburg, Natchez or Tunica County to be among its principal competitors.

   Although the Bayou Caddy's Jubilee Casino remained competitive, at least until its sale in March 1998, the Jubilation Casino, located on the Mississippi Gulf Coast, was unable to compete satisfactorily with the major casino developments in the Biloxi and Gulfport markets. This resulted in management's decision to close the Jubilation Casino during August 1996. ("See Casino Operations and Gaming Activities -- Discontinued Activities-- The Jubilation Casino".)

Seasonal Fluctuations

   The results of the casinos' operations were seasonal, with the greatest activity occurring during the fair weather months of May through September (for example, for the quarters ended June and September 1996, gross revenues from operation of the Bayou Caddy's Jubilee Casino were approximately $12.9 million and $9.8 million, respectively, as compared to gross revenues from operation of the Bayou Caddy's Jubilee Casino for the following quarters ended December 1997 and March 1998 of approximately $8.4 million and $8.3 million, respectively). Consequently, the Company's operating results during the calendar quarters ending in December and March were generally not as successful as those quarters ending in June and September, and losses resulted from time to time. The seasonal nature of such casino's operations increased the risk that natural disasters or the loss of the Casino for any other reason during the May through September period would have had a materially adverse effect on the Company's financial condition and results of operations.

Government Regulation

   The Company's ownership and operation of its gaming properties were subject to regulation by federal, state and local governmental and regulatory authorities, including regulation relating to environmental protection. During the Company's ownership and operation of its gaming properties, the Company was not the subject of any complaints or other formal or informal proceedings alleging any violations of government regulation.

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

   Mississippi. The ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, primarily the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission (collectively, the "Mississippi Authorities"). This includes the regulation of the Company in regard to its 25% investment in Greenville Casino Partners, L.P.

   The laws, regulations and supervisory procedures of Mississippi and the Mississippi Gaming Commission seek to (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity,(ii) establish and maintain responsible accounting practices and procedures, (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Authorities, (iv) prevent cheating and fraudulent practices, (v) provide a source of state and local revenues through taxation and licensing fees and
(vi) ensure that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and to extensive interpretation by the Mississippi Gaming Commission. Changes in Mississippi law or regulations may limit or otherwise materially affect the types of gaming that may be conducted and could have an adverse effect on the Company and the Company's Mississippi gaming operations.

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

   The Company, a registered publicly-traded holding company under the Mississippi Act, is required periodically to submit detailed financial and operating reports to the Mississippi Authorities and to furnish any other information that the Mississippi Authorities may require. The Company and any subsidiary of the Company that operates a casino in Mississippi (a "Gaming Subsidiary") are subject to the licensing and regulatory control of the Mississippi Gaming Commission. If the Company is unable to continue to satisfy the registration requirements of the Mississippi Act, the Company and its Gaming Subsidiaries cannot own or operate gaming facilities in Mississippi. Each Gaming Subsidiary must obtain gaming licenses from the Mississippi Gaming Commission to operate casinos in Mississippi and receive a finding of suitablility to have a certain ownership interest in a casino, as described by the Mississippi Gaming Commission. Gaming licenses and findings of suitability are issued by the Mississippi Gaming Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations and physical inspection of casinos prior to opening.

   Gaming licenses and findings of suitability are not transferable, are initially issued for a two-year period and are subject to periodic renewal. No person may receive any percentage of profits from a gaming subsidiary of a holding company without first obtaining licenses, findings of suitability and approvals from the Mississippi Gaming Commission.

Licensing of Officers, Directors and Employees

   Officers, directors and certain key employees of the Company and its Alpha Gulf must be found suitable or be licensed by the Mississippi Gaming
Commission, and employees associated with gaming must obtain work permits that are subject to immediate suspension under certain circumstances. In addition, any person having a material relationship or involvement with the Company may be required to be found suitable or be licensed, in which case such person must pay the costs and fees associated with the related investigation. The Mississippi Gaming Commission may deny an application for a license for any cause that it deems reasonable. Changes in licensed positions must be reported to the Mississippi Gaming Commission. In addition to its authority to deny an application for a license, the Mississippi Gaming Commission has jurisdiction to disapprove a change in corporate officers.
The Mississippi Gaming Commission has the power to require any gaming subsidiary and the Company to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

Investigation of Holders of Securities and Others

   Mississippi law requires any person who acquires beneficial ownership of more than 5% of the Common Stock to report the acquisition to the Mississippi Gaming Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the Common Stock, as reported in filings under the Exchange Act, must apply for a finding of suitability by the Mississippi Gaming Commission and must pay the costs and fees that the Mississippi Gaming Commission incurs in conducting the investigation. The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a company's stock. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. Representatives of the Mississippi Gaming Commission have indicated that institutional investors may only be required to file summary information in lieu of a suitability finding.

   Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the securities of the Company beyond such time as the Mississippi Gaming Commission prescribes may be guilty of a misdemeanor. The Company is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its Gaming Subsidiaries, the Company: (i) pays the unsuitable person any dividend or other distribution upon the voting securities of the Company; (ii) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person; (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

   The Company may be required to disclose to the Mississippi Gaming Commission upon request the identities of the holders of any debt securities. In addition, the Mississippi Gaming Commission under the Mississippi Act may, in its discretion,(i) require disclosure of holders of debt securities of corporations registered with the Mississippi Gaming Commission, (ii) investigate such holders and (iii) require such holders to be found suitable to own such debt securities. Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including, but not limited to, a default or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Gaming Commission in connection with such an investigation.

Required Records

   The Company must maintain a current stock ledger in Mississippi that the Mississippi Gaming Commission may examine at any time. If any securities of the Company are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company must also render maximum assistance in determining the identity of the beneficial owner.

   The Mississippi Act requires that the certificates representing securities of a publicly-traded corporation (as defined in the Mississippi Act) bear a legend to the general effect that such securities are subject to the Mississippi Act and the regulations of the Mississippi Gaming Commission. The Mississippi Gaming Commission has the power to impose additional restrictions on the holders of the Company's securities at any time.

Approval of Corporate Matters and Foreign Gaming Operations

   Substantially all loans, leases, sales of securities and similar financing transactions by a Gaming Subsidiary must be reported to and/or approved by the Mississippi Gaming Commission. Changes in control of the Company through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without the prior approval of the Mississippi Gaming Commission.

   The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other takeover defense tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly-traded that are affiliated with those licensees may be injurious to stable and productive corporate gaming. The Mississippi Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to:
(i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in some circumstances, required from the Mississippi Gaming Commission before the Company may make exceptional repurchases of voting securities above the current market price of its Common Stock (commonly called "greenmail") or before a corporate acquisition opposed by management may be consummated. Mississippi's gaming regulations also require prior approval by the Mississippi Gaming Commission if the Company adopts a plan of recapitalization proposed by its Board of Directors opposing a tender offer made directly to the stockholders for the purpose of acquiring control of the Company.

   Neither the Company nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission may require determinations that, among other things, there are means for the Mississippi Authorities to have access to information concerning the out-of-state gaming operations of the Company and its affiliates.

Sanctions

   If the Mississippi Gaming Commission were to decide that a Gaming Subsidiary had violated a gaming law or regulation, the Mississippi Gaming Commission could limit, condition, suspend or revoke the license of the Gaming Subsidiary. In addition, the Gaming Subsidiary, the Company and the persons involved could be subject to substantial fines for each separate violation. Because of such violation, the Mississippi Gaming Commission could appoint a supervisor to operate the casino facilities, and under certain circumstances, earnings generated during the supervisor's appointment (except the reasonable rental value of the casino facilities) could be forfeited to the State of Mississippi. Limitations, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially and adversely affect the Company's and the Gaming Subsidiary's gaming operations.

   On July 16, 1996, operation of the Jubilation Casino was suspended in compliance with a directive of the Mississippi Gaming Commission, which raised certain issues with regard to the operation of the Jubilation Casino and asserted that the working capital available to the Jubilation Casino was not sufficient (see "The Company -- Casino Operations and Gaming Activities -- Discontinued Operations -- The Jubilation Casino"). The issues raised by the Mississippi Gaming Commission regarding the operation of the Jubilation Casino did not adversely affect the license to operate the Bayou Caddy's Jubilee
Casino since the Bayou Caddy's Jubilee Casino was operating in compliance with applicable regulations, including regulations relating to issues raised by the Mississippi Gaming Commission regarding the operation of the Jubilation Casino.

   On October 23, 1997, the Company received renewal of its casino license through October 1999, conditioned upon the opening of the Casino Hotel by no later than February 26, 1998. Such conditions were fulfilled in February 1998 and the Company received the renewal of its casino license. In connection with the sale of the Bayou Caddy's Jubilee Casino (see Item 7), the gaming license was surrendered to the Mississippi Gaming Commission. To comply with the Mississippi Gaming Commission requirements regarding the Company's 25% partnership interest in Greenville Casino Partners, L.P., the Company retained its finding of suitability. During its compliance review, in connection with the Company's license renewal, the Mississippi Gaming Commission noted several administrative reporting deficiencies. A show cause hearing was held on December 2, 1997, at which management explained its position to the Mississippi Gaming Commission staff. This issue has been settled by the Company agreeing to address the noted deficiencies in future reporting.

Fees and Taxes

   License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which a Gaming Subsidiary's operations have been conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino or (iii) the number of tables games operated by the casino. The license fee payable to the State of Mississippi based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings) equals 4% of gaming receipts of $50,000 or less per month, 6% of gaming receipts over $50,000 and less than $134,000 per month, and 8% of gaming receipts over $134,000 per month. The foregoing license fees are allowed as a credit against the Company's Mississippi income tax liability for the year paid.

New York

   The Federal Indian Gaming Law (as it relates to the Company's proposed operation in New York State) provides for a comprehensive, detailed scheme for the control of gaming operations in the state and the issuance of licenses for gaming, both to gaming facilities and to persons involved in certain gaming related activities. Each of the supervising governmental agencies is authorized to promulgate rules and regulations applicable to the administration of gaming related laws. With respect to the Company's agreement with the Tribe relating to the proposed casino to be built in Sullivan County, New York, the State of New York has provided for regulation of Indian gaming casinos through the New York State Racing and Wagering Board. Additionally, in connection with its potential operations in New York State, the required documentation has been filed with the National Indian Gaming Commission.

Employees

   As of December 31, 1998, the Company employed approximately 9 full-time employees, including those Company's executive officers not presently directly compensated (see "Item 11-Executive Compensation Policy").

ITEM 2.  PROPERTIES

   The Company maintains its executive office at leased premises located at 12 East 49th Street, New York, New York, 10017. This lease expires October 1, 2004.

                             Other Properties

                       Approximate
    Location           Principle Use       Area      Owned/Leased   Expires
 --------------      ------------------   --------   ------------- ----------
 Hancock County       Sign location,        3 acres       Leased     4/30/03
 Waveland, MS         warehousing and                                with option
                      parking                                        to purchase

 Washington County    Accounting offices    10,000        Leased     11/30/99
 Greenville, MS       and warehouse       square feet               with option
                                                                     to extend
                                                                     four years


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

     The Company, through its wholly-owned subsidiary Alpha Monticello is party to a General Memorandum of Understanding (the "Memorandum") with Catskill Development, LLC ("Catskill") (the "Parties") dated December 1, 1995, which, among other things, provides for the establishment of Mohawk Management, LLC ("Mohawk"), a New York limited liability company for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the St. Regis Mohawk Indian Tribe (the "Tribe"). The Memorandum also sets forth the general terms for the funding and management obligations of Catskill and Alpha Monticello, respectively, with regard to Mohawk. In January 1996, Mohawk was formed with each of Catskill and Alpha Monticello owning a 50% membership interest . On July 31, 1996, Mohawk entered into a Gaming Facility Management Agreement with the Tribe (the "Management Contract") for the management of a casino to be built on the current site of Monticello Raceway in Monticello, New York (the "Monticello Casino"). Among other things, the Management Contract provides Mohawk with the exclusive right to manage the Monticello Casino for seven (7) years from its opening and to receive certain management fees for the provision of such service. In accordance with Federal law, this agreement is subject to final approval by the National Indian Gaming Commission. By its terms, the Memorandum between Catskill and Alpha Monticello terminated on December 31, 1998, since all of the governmental approvals necessary for the construction and operation of the Monticello Casino were not obtained by Mohawk. The Management Contract between Mohawk and the Tribe contains no such provision. Additionally, the Memorandum is silent as to the effect of such expiration to the continued existence of Mohawk, the Parties respective 50% ownership therein and the Management Contract. As of the date hereof, all such approvals have not been obtained, on December 28, 1998, Alpha Monticello filed for arbitration as prescribed by the Memorandum to resolve any disputes by the Parties. The Company is seeking a determination from the arbitrator that the termination of the Memorandum merely means that the funding obligations of the Parties have expired and that Mohawk remains a viable entity with both Alpha Monticello and Catskill as 50% owners. On or about February 8, 1999, Catskill submitted its response to Alpha Monticello's Demand for Arbitration. Thereafter, the Parties' counsels informed the American Arbitration Association (the "AAA") that the Parties were engaged in settlement discussions, and the AAA agreed to stay further proceedings in the arbitration until April 22, 1999.

     The Company is involved in a dispute with the Buyer regarding certain claims and the assumption of liabilities pursuant to the terms of the Asset Purchase Agreement dated December 17, 1997. The Company claims the Buyer is liable for certain liabilities relating to employees' vacation pay, health insurance benefits and certain accounts payable. The Buyer's claims against the Company are for the Company's alleged breach of warranties with respect to the condition of the assets purchased, alleged failure to continue operating the casino in the normal course of business through the date of sale and alleged failure to pay certain accounts payable. Management is pursuing vigorously both recovery of its claims and its contest of the Buyer's claims. Although a ruling from an arbitrator is not expected for another three to five months, the Company and its counsel believe that, based on information presently available, the arbitrator will find the aggregate claims of the Company exceed the aggregate claims of the Buyer, and that the arbitrator will enter an award in favor of the Company.

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

ITEM 5.  MARKET INFORMATION

Market Prices

     The Company's Common Stock and its Redeemable Common Stock Purchase Warrants (the "Warrants") are traded on the Automated Quotation System of the National Association of Securities Dealers, Inc. ("NASDAQ") under the symbols "ALHY" and "ALHYW", respectively and on the Boston Stock Exchange under the symbols "ALH" and "ALHW", respectively.

     The following table sets forth the high and low sale prices for Common Stock and Warrants as reported by NASDAQ.

                                            Common Stock       Warrants
                                             High    Low      High    Low
     1999 Quarters: (through March 24,1999)
          First. . . . . . . . . . . . .     $2.75   $1.19    $.0625  $.0625

     1998 Quarters:
          Fourth . . . . . . . . . . . .     $1.56   $ .50    $.0625  $.0625
          Third. . . . . . . . . . . . .      2.06     .50      .125   .0625
          Second . . . . . . . . . . . .      2.50    1.50     .1875   .0625
          First. . . . . . . . . . . . .      3.00    1.63      .375   .0625

     1997 Quarters:
          Fourth . . . . . . . . . . . .     $4.25    2.00     .599   .547
          Third. . . . . . . . . . . . .      4.00    2.94     .691   .599
          Second . . . . . . . . . . . .      4.81    2.37     .692   .616
          First. . . . . . . . . . . . .      3.30    1.69     .563   .474


     As of March 25, 1999, 1,678,288 shares of Common Stock and 956,000 shares of Preferred Stock were issued and outstanding. The outstanding shares of Common Stock were held of record by approximately 800 persons, including ownership by nominees who may hold for multiple beneficial owners.

Dividends

     The Company has not, since its inception, declared or paid any dividends on its shares of Common Stock. Under Section 170(a) of the General Corporation Law of Delaware (the "GCL"), the Corporation is, and has been, proscribed from declaring or paying any dividends upon any shares of its capital stock except t0 the extent of (1) its surplus (as defined under the GCL) or (2) in the case of no such surplus, its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. As the Company has no surplus (as defined under the GCL) or net profits, the Company is foreclosed from declaring or paying any dividends even if it had otherwise been inclined to do so.

     Additionally, the Company is, and since its inception in 1993 has been, subject to loan covenants that have generally prohibited the declaration or payment of any cash dividends. Although proceeds from the Pre-Closing Financing were used to discharge loans pursuant to the terms which the Company was prohibited from declaring or paying any cash dividends on its shares of capital stock, such prohibition was replaced with restrictive covenants with respect to the Pre-Closing Financing that effectively reinstated such prohibition.
Upon consummation of the sale of the Bayou Caddy's Jubilee Casino and the Greenville Hotel, the Pre-Closing Finanicng was assumed by Greenville Casino Partners, L.P., effectively relieving the Company from such prohibition. However, there can be no assurance that the Company will declare or pay any dividends of the shares of its capital stock or will not obtain financing under terms that could prohibit the declaration of payment of any dividends on its capital stock. There can be no assurance that the Company will have any surplus (as defined in the GCL) or that the Company will achieve any net profits and even if the Company has such a surplus or achieves net profits, the Company will not determine to retain all available funds to expand the Company's business or for other corporate purposes. Management has no current intent to declare or pay any dividends on the shares of Common Stock.

     The Company's cumulative preferred stock, series B, has voting rights of eight votes per preferred share, is convertible is to eight shares of Common Stock for each share of preferred stock and carries a dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event the dividend is not paid at the end of the Company's fiscal year (December 31), the dividend will be payable in shares of Common Stock. On December 17, 1997, the Company declared a 1996 dividend of $1,391,000 with respect to the outstanding shares of the series B preferred stock, which was payable in 777 shares of the Company's Common Stock, which were issued in April 1998. On
May 12, 1998, the Company declared a 1997 dividend of $2,861,000 with respect to the outstanding shares of the series B preferred stock, which was payable in approximately 1,480,000 shares of Common Stock, which were issued in January 1999. As of December 31, 1998, dividends in arrears on the outstanding series B preferred stock amounted to approximately 2,065,000 shares.

     On June 30, 1998, the Company issued 135 shares of cumulative preferred stock, series C, in settlement of $9,729,000 of net obligations. The series C preferred stock has voting rights of twenty-four votes per preferred share, is convertible into twenty-four shares of Common Stock and carries a dividend of $5.65 per share. In addition, the terms of the series C preferred stock includes a provision granting the Company the right to call such stock based upon the occurrence of certain capital events which realize a profit in excess of $5,000,000. In the event the dividend on the series C preferred stock is not paid by the end of the Company's fiscal year (December 31), the dividend is payable in common stock. As of December 31, 1998, dividends in arrears on the outstanding series C preferred stock amounted to approximately 255,000 shares.

     Although the Company is not subject to loan covenants restricting its right to declare or pay cash dividends on shares of preferred stock, there can be no assurance that the Company will be able to do so or, even if able to do so, will elect to do so. Management anticipates that, even if the Company has sufficient surplus and/or net profits to declare and pay a cash dividend on shares of preferred stock, its decision whether to do so will depend upon its determination as to whether it is in the best interests of the Company to pay such dividend in cash or in shares of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA
         (Dollars in thousands, except per share amounts)

     Years ended December 31, 1998, 1997, 1996, 1995 and  1994

                          1998         1997        1996      1995       1994
Revenues               $  5,424     $  31,633  $  44,520  $  27,639  $ 43,265
Loss from
continuing operations  $(13,399)    $  (1,774) $ (26,309) $ (19,344) $(11,026)
Loss per common
     share from
     continuing
     operations,
     basic and diluted $  (1.09)    $    (.23) $   (1.98) $   (1.82) $  (1.08)

                                               December 31,
                          1998         1997        1996      1995       1994

Total assets           $   10,196  $  29,993   $  43,954  $  66,774  $ 45,490
Long-term debt         $    2,108  $   8,088   $  22,394  $  29,632  $ 20,100
Redeemable preferred
     stock             $       --  $      --   $     ---  $    ---   $    565
Stockholders' equity   $    5,163  $   8,833   $   1,506  $   1,904  $ 13,143



















See Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

Casino Operations

Mississippi:

     On May 14, 1993, the Company, through its subsidiary, Gulf Coast, acquired certain of the assets of B.C. of Mississippi, Inc. ("B.C."), including B.C.'s leasehold interests under certain lease agreements, certain other assets incidental to the development and ownership of the Bayou Caddy's Jubilee Casino and B.C.'s interest in certain related license applications, approvals and permits. The Bayou Caddy's Jubilee Casino commenced gaming operations in Lakeshore, near Waveland, Hancock County, Mississippi, on January 12, 1994. In October 1995, the Company consummated the acquisition of The Cotton Club
Casino (subsequently renamed the Jubilation Casino) in its original location in Greenville, Mississippi. Immediately following such acquisition, the Company relocated the Bayou Caddy's Jubilee Casino to Greenville and the Jubilation Casino to Lakeshore. Management believed that these relocations were appropriate in order to increase the return on the Company's gaming assets, since management believed that the Bayou Caddy's Jubilee Casino would better serve the larger Greenville market and that the Jubilation Casino would adequately serve the smaller Lakeshore market. The Bayou Caddy's Jubilee
Casino reopened in Greenville on November 17, 1995, and the Jubilation Casino reopened in Lakeshore on December 21, 1995. In July 1996, the Company began to implement its plans to close the Jubilation Casino during August 1996 due to the Jubilation Casino being unable to overcome operating deficits.
Considering the impact of the aforementioned factor, management updated its assessment of the realizability of the leasehold improvements and related assets of the Jubilation Casino. In accordance with its accounting policy for long-lived assets, effective for the second quarter ended June 30, 1996, management recorded an impairment loss of $14,507,000 to property and equipment. Since this recordation would have resulted in the reduction of stockholders' equity to a level below the requirements for continued listing of the Company's securities on NASDAQ, the Company accepted proposals by Bryanston and BP to convert an aggregate of $20,387,000 of debt owed by the Company to Bryanston and BP into shares of the Company's series B preferred stock (see "Certain Transactions -- Bryanston" and "Certain Transactions --
BP Group") Thereafter, on July 16, 1996, operation of the Jubilation Casino was suspended in compliance with a directive of the Mississippi Gaming Commission, which asserted that the working capital of the Jubilation Casino was not sufficient. The Mississippi Gaming Commission required that the Jubilation Casino's working capital be increased. This working capital requirement was reviewed by Jubilation Lakeshore in light of its previously announced plan to close the Jubilation Casino and the costs which would be incurred to reopen the Jubilation Casino. Based on this review, Jubilation Lakeshore decided not to reopen the Jubilation Casino.

     In or about September 1997, Greenville Casino Partners, L.P. ("Buyer") approached the Company with an offer to purchase the Company's casino operations and assets in Greenville, Mississippi. During the negotiations of the financial terms of the transactions it became apparent that it would be impossible for all conditions precedent to the closing of such transaction to be effected prior to December 31, 1997 (the expiration of the financing commitment of Buyer's proposed lender). Therefore, the Company and Buyer proceeded to negotiate terms with the lender to lend funds to both Buyer and the Company on or before December 31, 1997 in contemplation of the sale taking place thereafter.

     On December 30, 1997, Gulf Coast and Greenville Hotel obtained certain financing (the "Pre-Closing Financing") from Credit Suisse First Boston Mortgage Capital, L.L.C. (the "Pre-Closing Lender"), pursuant to which Gulf Coast and Greenville Hotel borrowed $17.9 million ($23.9 million less loan costs and loan discounts of approximately $6 million), and concurrently therewith Gulf Coast applied the net proceeds therefrom to the payment and discharge of approximately $20 million of the Company's indebtedness, including $16 million of secured debt. Such borrowing is herein referred to as the "Pre-Closing Principal Loan." Under the terms of the sale agreement, providing for the sale of the Bayou Caddy's Jubilee Casino and Greenville Hotel (the "sale agreement"); (a) Buyer assumed the Pre-Closing Principal Loan upon closing the sale of the casino assets and (b) the outstanding principal amount of such Loan was applied and credited against $26.5 million in cash that would otherwise have been payable to Gulf Coast at such closing.

     Additionally, in conjunction with and as part of the Pre-Closing Financing, Gulf Coast and Greenville Hotel executed and delivered to the Pre-Closing Lender an unsecured, zero-coupon promissory note (the "Pre-Closing Subordinated Debt") in the stated principal amount of approximately $4.9 million, representing additional unfunded financing. Although no proceeds were received by Gulf Coast or Greenville Hotel in conjunction with such promissory note, under the terms of the Sale Agreement, Buyer assumed such promissory note upon closing of the sale of the casino assets.

     On March 2, 1998, the Company sold substantially all of the assets of Alpha Gulf and Greenville Hotel, including the casino barge, boarding barge, related gaming and other equipment, furniture and improvement and related permits, licenses, leases and other agreements to Buyer. In exchange for such assets, the Company received from the Buyer total consideration of $40.2 million, including approximately $11.8 million in cash, the assumption of approximately $2 million of certain accounts payable, accrued expenses, payroll liabilities and a capital lease obligation, a 25% partnership interest in the Buyer and the assumption of the Company's obligation to repay the net proceeds from the Pre-Closing Financing of $17.9 million.

Results of Operations -- Gulf Coast:

     The following table sets forth the statements of operations for Gulf Coast's Bayou Caddy's Jubilee Casino before intercompany charges and deferred income tax for the years ended December 31, 1998, 1997 and 1996 (dollar amounts in thousands):

                                             1998(1)      1997       1996
      Revenues:
          Casino . . . . . . . . . . . .   $  4,923     $ 31,048    $ 36,340
          Food and beverage, retail
          and other. . . . . . . . . . .        140          570         947
                                           --------     --------    --------
            Total revenues . . . . . . .      5,063       31,618      37,287
                                           --------     --------    --------
     Operating expenses:
          Casino . . . . . . . . . . . .      1,901       12,029      12,619
          Food and beverage, retail and
            other. . . . . . . . . . . .         91          569       1,282
          Selling, general and
            administrative . . . . . . .      3,211       16,765      17,125
                                           --------     --------    ---------
            Total operating expenses . .      5,203       29,363      31,026
                                           --------     --------    ---------
     Income (loss) from operations . . .      (140)        2,255       6,261
                                           --------     --------    ---------
     Other expenses:
          Loss from equity investee. . .     8,500            --          --
          Depreciation and
            amortization . . . . . . . .       890         5,076       4,874
          Interest . . . . . . . . . . .       797         2,009       2,031
                                           --------     ---------    --------
            Total other expenses . . . .    10,187         7,085       6,905
                                           --------     ---------    --------
     Loss before intercompany charges,
          deferred income taxes and gain
          on sale of assets . . . . . . . $(10,327)     $ (4,830)    $  (644)
                                          =========     =========    ========


Years Ended December 31, 1998 and 1997:

     The 1998 activity for casino, food and beverage revenues and expenses represents Alpha Gulf's operation of its Bayou Caddy's Jubilee Casino through the date of its sale on March 2, 1998. For the years ended December 31, 1997 and 1996, Alpha Gulf operated its Bayou Caddy's Jubilee Casino for that entire period. Accordingly, the 1998 revenues and operating expenses are less than 1997 and 1996.

     Selling, general and administrative expenses for the year ended December 31, 1998, costs of payroll and related expenses of approximately $1,243,000 marketing and advertising of approximately $930,000 occupancy costs of approximately $352,000 and other operating expenses of $686,000.

<F1>
Relates only to the period through March 2, 1998, when the Bayou Caddy's Jubilee Casino was sold.

     Included in the consideration received in exchange for the sale of the Bayou Caddy's Jubilee Casino, Alpha Gulf received a 25% partnership interest in Buyer whose primary assets include: the Las Vegas Casino, the Bayou Caddy's Jubilee Casino, the Key West Inn and the Greenville Inn and Suites. The combined complement of the currently operating gaming devices is 25 table games and 800 slots, which represents 54.4% of the devices in the Greenville market. The two hotels offer 56 rooms and 41 rooms and suites, respectively. Since the adquisition of substantially all of the assets of Alpha Gulf and Greenville Hotel, Management has been advised that the Buyer has incurred significant operating losses resulting in a substantial working capital deficiency and partners' deficiency of approximately $1.4 million through December 31, 1998. The Buyer decided to temporarily close the Las Vegas in October 1998 in an effort to decrease expenses and improve the operating performance of the Bayou Caddy's Jubilee Casino. Nonetheless, Management has been advised that the Buyer continues to incur operating losses and anticipates incurring operating losses in 1999. Currently, Management has been advised that the Buyer plans to reopen the Las
Vegas during 1999 if sufficient capital can be raised to allow both of its boats to be operated contiguously under on gaming license.
The Buyer believes that the contiguous operation of the two casinos will yield increased market share and operating cash flows. Additionally, Management has been advised that the Buyer is pursuing other capital sources and modifying its debt service requirements in such a manager to provide additional working capital. However, there can be no assurance that Buyer will be able to attract the necessary capital, modify its debt service requirements or otherwise fund the cost of mooring and operating these boats in a contiguous manner. Futhermore, Buyer's independent public accountants' have issued their report, dated March 26, 1999, with an explanatory paragraph relating to the Buyer's ability to continue as a going concern. In light of these developments and in accordance with its policy on impairment of long-lived assets, the Company has adjusted the carrying value of its remaining
25% partnership interest in Buyer to zero during the fourth quarter of 1998.

     Interest expense for the year ended December 31, 1998, was primarily attributable to the Pre-Closing Financing, amounts due to Bryanston and a capital lease. The Pre-Closing Financing and the capital lease were extinguished in March 1998 with the proceeds from the March 2, 1998 sale of substantially all of the assets of Alpha Gulf and Greenville Hotel. A portion of the amounts due to Bryanston were extinguished on June 30, 1998, pursuant to a restructuring and refinancing of the Company's debts with Bryanston.

Years Ended December 31, 1997 and 1996:

     Gulf Coast generated revenues of $31,618,000 and $37,287,000 in 1997 and 1996, respectively. Casino revenues were $31,048,000 and $36,340,000 in 1997 and 1996, respectively. Food and beverage and other revenues were $570,000 and $947,000 in 1997 and 1996, respectively. The decrease in casino revenues was primarily the result of the entry of the third casino vessel to the Greenville market in November 1996 and high water in the month of April 1997 which had a significant impact on accessibility to the casinos by their patrons. Prior to December 31, 1997, the entry of the third casino vessel in the Greenville market to date had not increased the market volume to absorb the additional player positions. The market growth during 1997 was 5.2 % over 1996. Gulf Coast continued to achieve superior market share over its competition at 41%, with 39% of the available player positions in the Greenville market. The food and beverage revenues were reflective of Gulf Coast's player development program, which focused on player parties showcasing the food and entertainment facilities of the Bayou Caddy's Jubilee Casino. The player parties were by invitation only and were complimentary to the casino's guests.

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

     Food and beverage revenues did not include the retail value of food and beverage of approximately $3,547,000 and $3,721,000 provided gratuitously to customers in 1997 and 1996, respectively. This decrease was due to the decreased casino activity discussed above. The operating costs associated with these services were allocated to the casino costs, which in turn reduced the food and beverage costs.

     Selling, general and administrative expenses consisted of payroll and related benefits of approximately $5,370,000 and $5,494,000, marketing and advertising of approximately $6,809,000 and $6,746,000 occupancy costs of approximately $2,522,000 and $2,751,000 and operating expenses of $2,064,000 and $2,134,000 in 1997 and 1996, respectively. The reduced payroll and related costs of $124,000 and operating expenses of $70,000 were a direct result of management's cost-cutting measures completed during the second quarter of 1996. Marketing and advertising expense in 1997 was consistent with 1996 with a 1% increase of $63,000.

     The reduction of $229,000 in occupancy costs in 1997 (compared to 1996) was the result of management's energy reduction and efficiency measures implemented in 1997 and reduced insurance costs.

     Interest expense primarily related to the first mortgage on the gaming vessel, equipment financing and various capitalized leases and was consistent from 1996 to 1997.

     Depreciation and amortization was $5,076,000 and $4,874,000 in 1997 and 1996, respectively. The increase was a direct result of capital expenditures for the purchase of equipment and fixtures.

Results of Operations -- Jubilation Lakeshore:

     The Company acquired the Cotton Club of Greenville, Inc. (d/b/a Cotton Club Casino) on October 26, 1995. The Cotton Club Casino's operations in Greenville were terminated on October 30, 1995. After its relocation to Lakeshore, the Cotton Club, renamed the Jubilation Casino, reopened for business on December 21, 1995 and has been closed since July 1996. In August 1998, the Company relocated the casino vessel to Mobile, Alabama, where it is being moored at a terminal. The Company does not currently have plans to re-open or operate the Jubilation Casino. See Future Operations for a discussion of management's proposal involving the Jubilation vessel. The following table sets forth the statement of operations for the Jubilation Casino before intercompany charges, for the years ended December 31, 1998, 1997 and 1996 (amounts in thousands):

                                           1998          1997         1996
Revenues:
     Casino          . . . . .           $     --      $     --     $  6,913
     Food and beverage, retail
       and other . . . . . . .                 64            --          313
                                         --------      ---------    --------
            Total revenues . .                 64            --        7,226
Operating expenses:
     Casino        . . . . . .                 --            --        3,564
     Food and beverage, retail
       and other . . . . . . .                 --            --          376
     Selling, general and
       administrative . . . . .               744           993        7,419
                                         --------      ---------    --------
          Total operating
            expenses . . . . . .              744           993       11,359
                                         --------      ---------    --------
     (Loss) from operations. . .             (680)         (993)      (4,133)
                                         --------      ---------    --------
     Other expenses:
          Depreciation and
            amortization. . . .                --            --        1,166
          Interest . . . . . . .              108           870          977
          Other non-operating. .               --            --           --
          Write-off of property
            and equipment. . . .              327            --       14,507
                                         --------      ---------    --------
     Total other     . . . . . .              435           870       16,650
                                         --------      ---------    --------
     (Loss) before intercompany
            charges. . . . . . .         $ (1,115)     $ (1,863)    $(20,783)
                                         =========     =========    =========

Years Ended December 31, 1998 and 1997:

     The continuing costs incurred during the years ended December 31, 1998 and 1997 for administration, insurance, compensation, settlements with former employees and vessel mooring and relocation were $744,000 and $993,000, respectively. Interest expense, primarily related to the debt on the idle gaming vessel and equipment, amounted to $108,000 and $870,000 for the years ended December 31, 1998 and 1997. In connection with the Company's annual review of the carrying value of its long-lived assets and, in accordance with its policy on impaired long-lived assets, the Company recorded a write-down of certain of the Jubilation Lakeshore's impaired property and equipment of $327,000 in 1998.

Year Ended December 31, 1996:

     The Jubilation Casino experienced a loss from operations of $4,133,000 during the year ended December 31, 1996. During the second quarter of 1996, management became uncertain as to whether the Jubilation Casino would be profitable during the remainder of fiscal 1996. Management reduced operating costs and monitored the operation very closely. To overcome the Jubilation Casino's declining revenues, the Company would have had to construct additional amenities, which would have required a substantial investment of funds. Since revenues had not improved during May and June 1996, which were part of the peak season, a continued decline was expected by management in the third quarter. Therefore, on July 2, 1996, the Company notified the Mississippi Gaming Commission and the employees of the Jubilation Casino of its plans to close the Jubilation Casino by the end of August 1996. In connection with the plan to close the Jubilation Casino, the realizability of the capital leasehold and improvements related to the Jubilation Casino was reassessed. As such, management recorded an impairment loss of $14,507,000 to property and equipment, representing the unamortized balance of these leasehold and improvements.

     On July 16, 1996, operation of the Jubilation Lakeshore was suspended in compliance with a directive of the Mississippi Gaming Commission, which raised certain issues with regard to the operation of the Jubilation Casino and asserted that the working capital of the Jubilation Casino was not sufficient. On July 17, 1996, representatives of Jubilation Lakeshore met with the Mississippi Gaming Commission. As a result of that meeting, the non-working capital issues raised by the Mississippi Gaming Commission were resolved to such Commission's satisfaction, but such Commission required that the Jubilation Casino's working capital be increased. This working capital requirement was reviewed by Jubilation Casino in light of its previously announced plan to close the Jubilation Casino and the costs that would be incurred to reopen the Jubilation Casino. Based on this review, Jubilation Lakeshore decided not to reopen the Jubilation Casino.

Future Operations

General:
     Proposals or prospects for new casinos, other gaming activities or other opportunities may be presented to the Company , or the Company may otherwise become aware of such opportunities (any such new casino, other gaming activities or other opportunities being hereinafter sometimes referred to as "New Opportunities"). The Company will continue to investigate and evaluate New Opportunities and, subject to available resources, may choose to pursue and develop one or more New Opportunities if the same is deemed to be in the best interest of the Company and its stockholders. However, there can be no assurance that any New Opportunity will be presented to, or otherwise come to the attention of, the Company, that the Company will elect to pursue or develop any New Opportunity or that any New Opportunity that the Company may elect to pursue or develop will actually come to fruition or (even if brought to fruition) will be profitable.

     Except to the extent the Company may pursue any New Opportunity, as a result of the sale of Bayou Caddy's Jubilee Casino, the Company has been effectively transformed to serve as a holding company and a vehicle to effect acquisitions, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination (a "Business Combination") with an operating business (an "Acquired Business"). To the extent the Company's financial and other resources are not devoted to, or reserved for, the development of any New Opportunity, the business objective of the Company will be to effect a Business Combination with an Acquired Business that the Company believes has significant growth potential. The Company intends to seek to utilize available cash, equity, debt or a combination thereof in effecting a Business Combination. While the Company may, under certain circumstances, explore possible Business Combinations with more than one prospective Acquired Business, in all likelihood, until other financing provides additional funds, or its stature matures, the Company may be able to effect only a single Business Combination in accordance with its business objective, although there can be no assurance that any such transaction will be effected.

Casino Development:

     The Company, through its wholly owned subsidiary, Alpha Monticello, is a party to a Memorandum with Catskill dated December 1, 1995, which, among other things, provides for the establishment of Mohawk, a New York limited liability company, for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the Tribe. The Memorandum also sets forth the general terms of the funding and management obligations of Catskill and Alpha Monticello, respectively with regard to Mohawk. In January 1996, Mohawk was formed with each of Catskill and Alpha Monticello owning a 50% membership interest in Mohawk. On July 31, 1996, Mohawk entered into a Gaming Facility Management agreement with the Tribe (the "Management
Contract") for the management of a casino to be built on the current site of the Monticello Raceway in Monticello, New York (the "Monticello Casino").
Among other things, the Management Contract provides Mohawk with the exclusive right to manage the Monticello Casino for seven (7) years from its opening and to received certain management fees for the provision of such service.
In accordance with Federal Law, this agreement is subject to final approval by the National Indian Gaming Commission. By its terms, the Memorandum between Catskill and Alpha Monticello terminated on December 31, 1998, since all of the governmental approvals necessary for the construction and operation of the Monticello Casino were not obtained by Mohawk. The Management Contract between Mohawk and the Tribe contain no such provision. Additionally, the Memorandum is silent as to the effect of such expiration to the continued existence of Mohawk, the Parties respective 50% ownership therein and the Management Contract. As of the date hereof all such approvals have not been obtained. On December 28, 1998, Alpha Monticello filed for arbitration as prescribed by the Memorandum to resolve any disputes by the Parties. The Company is seeking a declaration from the arbitrator that the termination of the Memorandum merely means that the funding obligations of the Parties have expired and that Mohawk remains a viable entity with both Alpha Monticello and Catskill as 50% owners. On or about February 8, 1999, Catskill submitted its response to Alpha MOnticello's Demand for Arbitration. Thereafter, the Parties' counsels informed the American Arbitration Associtaion (the "AAA") that the Parties were engaged in settlement discussions, and the AAA agreed to stay further proceedigns in the arbitration until April 22, 1999.
For the years ended December 31, 1998, 1997 and 1996, the Company incurred casino development costs of $204,000, $350,000 and $1,241,000,respectively, which relates to a general overhead allocation. As of December 31, 1998 and 1997, the Company has capitalized $1,366,000 and $1,291,000, respectively, towards the design, architecture and other costs of development plans for the casino.

Manufactured Housing:

     In December 1998, the Company, through its wholly-owned subsidiary, Alpha Peach Tree, entered into letters of intent to acquire all of the issued and outstanding shares of Sunstate Manufactured Homes of Georgia, Inc. ("Sunstate") dba Peach State Homes and its affiliated company, South Georgia Frames Unlimited ("South Georgia"), two closely held corporations engaged in the manufacture and sale of single family homes. On March 29, 1999, the Company executed the definitive agreements governing the acquisition.

     Sunstate and South Georgia currently own and operate three manufacturing facilities in Adel, Georgia. Additionally, Sunstate has recently developed four retail centers in which they hold a majority interest. The retail centers feature the Peach State and Navigator lines currently produced by Sunstate.

     The purchase price will be approximately $10,000,000. The final price will be determined by the ultimate verification of the adjusted cash flow of the entities for the twelve month period ending September 26, 1998, expected to be approximately $2,000,000. The purchase price will be paid with a combination of cash and Alpha stock. Upon closing, the Company will expand its Board to add two new board members. The selling shareholders of Sunstate, certain of whom will remain in their current management capacity, will nominate the additional Board members.

     Although, on March 29, 1999, the Company (through its subsidiary Peach
Tree) entered into definitive agreements with respect to the acquisitions of Sunstate and South Georgia, the consummation of such acquisitions remain subject to various conditions, including (a) the satisfactory completion of the Company's due diligence (as approved by the Company's Board of Directors) and
(b) the obtainment of acceptable financing by the Company. Accordingly, there can be no assurance that such acquisitions will be consummated.

     The Company plans to seek other opportunities in the industry, including additional manufacturing and retail operation and residential parks.

Krawdaddy's:

     In December 1998, the Company entered into a memorandum of understanding with Equity Services, Inc. ("EQS") to exchange the Company's dormant Jubilation casino vessel, berthed in Mobile, Alabama, for the ownership of "Krawdaddy's", an operating truck stop with a restaurant and video poker room in Port Allen, Louisiana. The proposed transaction would involve an exchange of the casino vessel and its equipment for all the assets of the Krawdaddy's Operation, which includes the real estate, fixtures, licenses and permits and a 49% interest in the video poker machines.

     In connection with the transactions, the Company will either assume $3,300,000 of existing debt or, if such debt cannot be assumed, will pay $3,000,000 to EQS to enable EQS to discharge such debt. In addition, the Company will issue 100,000 shares of common stock to EQS upon the closing.
The closing of this transaction is subject to certain conditions, which include the Company's completion of due diligence, the execution of definitive agreements and the final approval of the Company's
Board of Directors.

Hotel Management -- Alpha Hotel

     The following table sets forth the statement of income of Alpha Hotel for the year ended December 31, 1996 (dollar amounts in thousands):

                                                    1996
     Management fees . . . . . . . .             $  1,992
                                                ---------
     Operating expenses:
          Direct payroll and related
            expenses. . . . . . . . .               1,285
          Selling, general and
            administrative. . . . . .                  62
                                                ---------
                                                    1,347
                                                ---------
     Income from management fees before
       intercompany charges. . . . . .          $     645
                                                =========

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

Other Operations

     In connection with the sale of the hotel on March 2, 1998, the Company entered into a supervisory management agreement with Buyer for a term of ten
(10) years whereby the Company will receive $100,000 per annum for management services. Supervisory management fees for the year ended December 31, 1998 amounted to $83,000.

Liquidity and Capital Resources

     For the year ended December 31, 1998, the Company had net cash used in operating activities of $5,920,000. The uses were the result of net loss of $13,399,000 less non-cash items of $10,313,000 and a net decrease in working capital of $2,834,000. The non-cash items were $909,000 of depreciation and amortization, a $250,000 provision for doubtful note, the Company's losses of an equity investee of $8,500,000 a gain on sale of assets of $6,048,000, a write-off of property and equipment of $327,000 and $6,375,000 of deferred taxes. The decrease in working capital consisted primarily of a net decrease in accounts receivable, prepaid insurance, inventories and other current assets of $388,000, a decrease in accounts payable and other accrued expenses of $2,824,000 and a decrease in payroll and related liabilities of $398,000.

     Cash provided by investing activities of $11,765,000 consisted of proceeds from the sale of assets of $11,388,000 (net of related costs) cash from the hotel construction escrow of $1,700,000 hotel construction costs of $1,086,000 proceeds from deposits and other assets of $13,000 and amounts advanced under a promissory note of $250,000.

     Cash used in financing activities of $4,219,000 was attributable to $3,294,000 in net payments under the $20,000,000 non-revolving promissory note with Bryanston, repayments of the mortgage payable to Bryanston of $892,000 and payments of $33,000 on other long-term debt.

     On June 30, 1998, the Company restructured its obligations to Bryanston by extinguishing its notes payable of $7,800,000, $1,399,000 and $432,000 plus accrued interest on the notes aggregating $3,101,000, in exchange for the issuance of preferred stock and a $3,000,000 mortgage note on the Company's idle gaming vessel located in Mobile, Alabama.

     The closing of both the acquisitions of Peach Tree and Krawdaddy's are conditional based upon obtaining the financing of all or some of the cash portions of the purchase prices. There can be no assurances such financing will be obtained by the Company.

     Although the Company is subject to continuing litigation, the ultimate outcome of which cannot presently be determined at this time, management believes any additional liabilities that may result from these cases will not be in an amount that will materially increase the liabilities of the Company as presented in the attached financial statements.

Year 2000 Compliance

    The Company does not anticipate making significant expenditures in connection with Year 2000 and believes the Year 2000 will not have a materially adverse effect on the Company's operations.

ITEM 8.  FINANCIAL STATEMENTS

     See Index to Financial Statements attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

     The table below sets forth certain information with respect to the directors and executive officers of the Company.

        Name                    Age           Position with the Company
Stanley S. Tollman. . . . . .    67     Chairman of the Board and Chief
                                          Executive Officer
Thomas W. Aro . . . . . . . .    56     Vice President, Secretary and Director
Brett G. Tollman. . . . . . .    37     Vice President and Director
Craig Kendziera . . . . . . .    44     Treasurer
Robert Steenhuisen. . . . . .    41     Chief Accountant and Assistant Secretary
James A. Cutler . . . . . . .    47     Director
Matthew B. Walker . . . . . .    48     Director
Herbert F.  Kozlov. . . . . .    46     Director

     Stanley S. Tollman has served as Chairman of the Board of Directors and Chief or Co-Chief Executive Officer of the Company since its formation. Since
March 1995, Mr. Tollman has also served as President. He served as Chairman of the Tollman-Hundley Hotel Group from 1979 to June 1996. He currently serves as
Chairman of Bryanston Group, Inc. ("Bryanston"), a hotel management company, and of Trafalgar Tours International, a tour operator. He has also served as Chairman of the Board of Directors of Buckhead America Corporation, which was formerly the franchiser of Days Inns Hotels. The business addresses of Bryanston and Trafalgar Tours International are, respectively, 1886 Route 52,
Hopewell Junction, New York and 5 Reid Street, Hamilton, Bermuda. (See Item 13
"Certain Proceedings Involving Management".)

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

     Brett G. Tollman served as a Vice President of the Company from its formation until October 29, 1993, and was re-elected to that position and was elected a Director of the Company on February 1, 1994. He served as Executive
Vice President of the Tollman-Hundley Hotel Group from 1984 to June 1996.
Mr. Tollman currently serves as President of Tollman-Hundley Hotel Group. He also serves as Director and President of Bryanston. Mr. Tollman is the son of Stanley S. Tollman, the Chairman of the Board and Chief Executive Officer of the Company. (See Item 13 -"Certain Proceedings Involving Management".)

     Craig Kendziera has served as Treasurer of the Company since his appointment on May 12, 1998. He also serves as Corporate Controller of the Tollman-Hundley Hotel Group and a Director, Vice President, Secretary and
Corporate Controller of Bryanston.

     Robert Steenhuisen has served as Chief Accountant of the Company since his appointment on May 12, 1998. He also serves as the Chief Accountant for the Tollman-Hundley Hotel Group and a Director, Vice President, Treasurer and
Chief Accountant of Bryanston.

     James A. Cutler served as Treasurer and Chief Financial Officer of the Company since its formation until his resignation on March 6, 1998.
He also served as Secretary of the Company from October 29, 1993 to February
1, 1994. Mr. Cutler was elected a Director of the Company on June 12, 1996.
He served as Senior Vice President and Treasurer of the Tollman-Hundley Hotel
Group until June 1997. Mr. Cutler has agreed to continue to serve as a Director of the Company. (See Item 13 - " Certain Proceedings Involving
Management".)

     Matthew B. Walker has served as a Director of the Company since December
1995. He is an independent businessman involved in international business ventures, including the Brazilian-based Walker Marine Oil Supply Business, to which he has been a consultant since 1988. Mr. Walker co-founded the Splash Casino in Tunica, Mississippi, in February 1993, where he remained employed until October 1995. In February 1994, he co-founded the Cotton Club
Casino in Greenville, Mississippi, where he remained employed and as a shareholder until October 1995. In addition, since 1972, Mr. Walker has been involved in numerous real-estate transactions as a consultant and has managed
E.B. Walker & Son Lumber Company, a family-owned lumber business in Alabama.


     Herbert F. Kozlov has served as a Director of the Company since his appointment upon the resignation of Mr.Sanford Freedman in March of 1998.
Mr. Kozlov is a partner is the law firm of Parker, Duryee Rosoff & Haft where he has been a partner since 1989. Mr. Kozlov is also a director of HMG Worldwide
Corporation and Worldwide Entertainment & Corp. Parker Duryee Rosoff & Haft provides legal services to the Company and receives fees for such services from the Company.

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

               CERTAIN PROCEEDINGS INVOLVING MANAGEMENT

     Messrs. Stanley S. Tollman and Brett G. Tollman were limited partners of six limited partnerships, each of which was the owner of an individual hotel, which filed Chapter 11 proceedings in 1991. Mr. Stanley S. Tollman was the stockholder of the corporate general partners of the limited partnerships.
Messrs. Stanley S. Tollman, Brett G. Tollman and James A. Cutler were directors and/or officers of such corporate general partners. Faced with the threat of foreclosure, the six limited partnerships filed for protection under the Bankruptcy Code. With regard to five of the bankruptcy proceedings, the Bankruptcy Court lifted the bankruptcy stay and permitted foreclosure sales of the hotels. With regard to the sixth hotel, a Plan of Reorganization was approved by the Bankruptcy Court, which approval was appealed by the lender to the U.S. District Court. The U.S. District Court affirmed the decision below, and the lender appealed to the Court of Appeals for the Fifth Circuit, which affirmed the decision of the U.S. District Court. The Plan of Reorganization has been implemented.

     Kissimmee Lodge, Ltd. ("KLL"), a Florida limited partnership, filed a Chapter 11 proceeding in the United States Bankruptcy Court for the Middle
District of Florida in June 1994. The proceeding was filed to prevent the imminent foreclosure of the Days Suites hotel owned by KLL. Messrs. Stanley
S. Tollman and Brett G. Tollman hold limited partnership interests in KLL, and Mr. Stanley S. Tollman is a stockholder of the corporate general partner of KLL. Messrs. Stanley S. Tollman and James A. Cutler were directors and/or officers of such corporate general partner. A Plan of Reorganization for KLL was confirmed by the Bankruptcy Court and has been declared effective.

     Emeryville Days Limited Partnership ("Emeryville"), a California limited partnership, filed a Chapter 11 proceeding in the United States Bankruptcy
Court for the Eastern District of California in May 1996. The proceeding was filed to prevent the imminent foreclosure of the Days Inn hotel owned by Emeryville. Messrs. Stanley S. Tollman and Brett G. Tollman hold limited partnership interests in Emeryville, and Mr. Stanley S. Tollman is a stockholder of the corporate general partner of Emeryville. Messrs.
Stanley S. Tollman and James A. Cutler were directors and/or officers of such corporate general partner. Subsequent to the filing of the proceeding, the subject hotel property was sold, and as a result, funds became available to pay all creditors, other than the holder of the second deed of trust, which holder agreed to settle its claim for a reduced amount, which has been paid.
As a consequence of the foregoing, this proceeding was dismissed.

     T.H. Orlando, Ltd. ("Orlando") and T.H. Resorts Associates, Ltd.
("Resorts") filed a Chapter 11 proceeding in the United States Bankruptcy
Court for the Middle District of Florida, Orlando Division in February 1997. The proceeding was filed to prevent the imminent foreclosure of three Days Inn hotels owned by Orlando and Resorts. Messrs. Stanley S. Tollman hold limited partnership interest in Orlando and Resorts, Mr. Stanley S. Tollman is a stockholder of the corporate general partners of Orlando and Resorts, and Messrs. Stanley S. Tollman, Brett G. Tollman and James A. Cutler were directors and/or officers of such corporate general partners. In August 1998, Orlando and Resorts agreed to a settlement with its secured lender resulting in the sale of the hotel properties and dismissal of the proceeding.


ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth all cash compensation for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 1998, December 31, 1997 and December 31, 1996 paid to the
Company's Chief Executive Officer, the four other most highly compensated executive officers (the "Named Executive Officers") at the end of the above fiscal years whose total compensation exceeded $100,000 per annum, and up to two persons whose compensation exceeded $100,000 during the above fiscal years, although they were not executive officers at the end of such years.



                                              Restricted
Name and Principal                              Stock     Options   All Other
  Position Year              Year    Salary(1)  Awards     /SARS   Compensation
Stanley S. Tollman . . .     1998    $250,000      --     250,000         --
     Chairman of the
        Board of Directors,  1997    $250,000      --         --          --
     Chief Executive
     Officer and President   1996    $250,000      --         --          --
Thomas W.  Aro . . . . . .   1998    $130,000      --     145,000         --
     Vice President and
        Secretary. . . . .   1997         --       --         --          --
                             1996         --       --         --          --

<F1>
No portions of the cash salaries to which Stanley S. Tollman was entitled during the periods indicated have been paid; the expense and liability have been accrued without interest.

     Option/SAR Grants in Last Fiscal Year. During the last completed fiscal year, the Company granted options to certain executive officers to purchase 550,000 shares of the Company's common stock including 250,000 shares to Stanley S. Tollman and 145,000 shares to Thomas W. Aro.

     Compensation of Directors. On May 12, 1998, subject to shareholder approval, the Board approved annual compensation whereby each of the three outside directors will receive $6,000 per annum plus the option to purchase 25,000 shares, and an additional 15,000 shares for each committee served upon, of the Company's common stock at the then current market price. Accordingly in 1998, and subject to shareholder approval, the Company granted options to purchase an aggregate amount of 270,000 shares of its common stock at an exercise price of $1.063, which can be exercised any time up to 2008. The amount granted represents options to purchase an aggregate amount of 135,000 shares per year for each of the 1998 and 1999 years of service. As compensation to its employee directors, in December 1998, the Company granted an aggregate amount of 85,000 options to purchase shares of its common stock.

     Employment Agreements. The Company and Mr. Stanley S. Tollman entered into an Employment Agreement dated June 1, 1993, whereby Mr. Tollman agreed to serve as Chairman of the Board and Co-Chief Executive Officer of the Company for a term of three (3) years from the date of the Agreement. Thereafter, such Agreement is automatically renewable for successive twelve
(12) month periods, unless either party shall advise the other on ninety (90) days' written notice of his or its intention not to extend the term of the employment. In the event of a termination of his employment, under the terms of such Agreement Mr. Tollman is to be retained for two years to provide consulting services for $175,000 per year. Such Agreement has been renewed until June 1, 1999. Mr. Tollman's Employment Agreement provides for a salary in the amount of $250,000 per year, none of which has been paid under such Agreement since the date thereof. The unpaid salary accumulates, and the Company does not pay any interest or other penalty thereon. Such Agreement provides for Mr. Tollman to devote no less than 20% of his business time to the affairs of the Company and its subsidiaries. Such Agreement contains a non-disclosure provision pursuant to which Mr. Tollman agrees not to use or disclose any information, knowledge or data relating to or concerning the Company's operations, sales, business or affairs to any individual or entity, other than the Company or its designees, except as required in connection with the business and affairs of the Company. Prior to the sale of Alpha Hotel to Bryanston, that Employment Agreement also contained a limited non-competition clause pursuant to which Mr. Tollman agreed not to own, manage, operate or otherwise be connected with any entity or person
(other than Bryanston) or Alpha Hotel (i) that renders management services to hotels of the same kind, class and character as the hotels for which Alpha Hotel provided management services or (ii) that owns, manages or operates a gaming casino within a 100 mile radius of the Jubilation Casino. As of December 31, 1998, accrued consulting fees to Mr.

Tollman amounted to $1,276,167.

     Consulting Agreement. The Company and Mr. Sanford Freedman, a former director and officer of the Company, entered into a Consulting Agreement dated March 1, 1997, whereby the former director agreed to render consulting services to the Company with respect to development activities relating to the Company's casino operations. Mr. Freedman's services as Secretary and a Director of the Company do not relate to the Company's development activities and are not compensated under the Consulting Agreement. Mr. Freedman serves as an independent contractor at will pursuant to the Consulting Agreement and will be compensated at the rate of $350 per hour. The Consulting Agreement may be terminated at any time by either party. The Company has agreed to indemnify Mr. Freedman against any claims, losses, expenses or liabilities, including reasonable attorneys' fees, Mr. Freedman may incur arising out of his performance of any services pursuant to the Consulting Agreement. Mr. Freedman was paid an aggregate of $102,117 and $195,000 of consulting fees during the year ended December 31, 1998 and 1997, respectively.


                       BOARD COMPENSATION REPORT

Executive Compensation Policy

     Cash Compensation. Certain of the Company's executive officers are not directly compensated by the Company based upon the Compensation Committee's determination that compensation is not prudent at this time given the Company's financial position. When, and if, the Company's financial position improves, the Compensation Committee would establish and review the compensation of those executive officers not presently directly compensated and the overall employee compensation plan. However, all of the Company's executive officers previously provided management, financial and administrative services, through the Company's subsidiary Alpha Hotel, on behalf of Bryanston.
Bryanston directly compensated the Company's executive officers for such services, and pursuant to the terms of an expense reimbursement agreement between the Company and Bryanston (the "Expense Reimbursement Agreement"), the Company reimbursed Bryanston on a monthly basis for direct payroll. The Compensation Committee did not determine the compensation paid by Bryanston to the Company's executive officers for providing these services on behalf of Bryanston, as such compensation was solely determined by Bryanston.
Subsequent to the sale of Alpha Hotel to Bryanston in December 1996, Bryanston has continued directly to provide salaries and benefits to those Company's executive officers not presently directly compensated without seeking reimbursement therefore from the Company.

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

     Chief Executive Officer Compensation. The compensation of Stanley S. Tollman, the Chief Executive Officer, is set forth in an Employment Agreement between the Company and Mr. Tollman, which provides for a salary in the amount of $250,000 per year, none of which has been paid under such Agreement. The unpaid salary accumulates, and the Company does not pay any interest or other penalty thereon. The terms of the Employment Agreement were determined based upon Mr. Tollman's ability to establish and retain a strong management team and to develop and implement the Company's business plans. The Company also appraised its financial position and reviewed compensation levels of Chief Executive Officers at comparable companies within the Company's industry. In December 1998, the Company granted to Mr. Tollman options to purchase 250,000 shares of the Company's common stock.

     Corporate Performance Graph. The following graph shows a comparison of cumulative total stockholders' returns from December 31, 1993 through December 31, 1998 for the Company, the Russell 2000 Index ("Russell") and the Dow Jones Entertainment and Leisure -- Casino Index ("DJ Casino").

     The graph assumes the investment of $100 in shares of Common Stock or Index on December 31, 1993 and that all dividends were reinvested. No dividends have been declared or paid on the Common Stock.

     NASDAQ ceased listing the Company's warrants in December 1998, since there ceased being at least two market makers for such securities. The warrants continue to trade in the over-the-counter market in the "pink sheets".

     Section 16(a) Reporting. Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission and to the National Association of Securities Dealers, Inc. Automated Quotation System. Specific due dates for these reports have been established. During the year ended December 31, 1998, all reports for all transactions were filed on a timely basis.

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

Administration of the Plan

     The 1993 Stock Option Plan is administered by a Stock Option Committee consisting of Messrs. S. Tollman, Cutler and Walker, which determines whom among those eligible will be granted options, the time or times at which options will be granted, the number of shares to be subject to options, the durations of options, any conditions to the exercise of options and the manner in and price at which options may be exercised. The Stock Option Committee is authorized to amend, suspend or terminate the 1993 Stock Option Plan, except that it cannot without stockholder approval (except with regard to adjustments resulting from changes in capitalization): (i) increase the maximum number of shares that may be issued pursuant to the exercise of options granted under the 1993 Stock Option Plan; (ii) permit the grant of a stock option under the 1993 Stock Option Plan with an exercise price less than 100% of the fair market value of the shares at the time such option is granted;
(iii) change the eligibility requirements for participation in the 1993 Stock Option Plan; (iv) extend the term of any option or the period during which any option may be granted under the 1993 Stock Option Plan; or (v) decrease an option exercise price (although an option may be canceled and new option granted at a lower exercise price).

Shares Subject to the Plan

     The 1993 Stock Option Plan provides that options may be granted with respect to a total of 900,000 shares of Common Stock, subject to adjustment upon certain changes in capitalization without receipt of consideration by the Company. In addition, if the Company is involved in a merger, consolidation, dissolution or liquidation, the options granted under the 1993 Stock Option Plan will be adjusted or, under certain conditions, will terminate, subject to the right of each option holder to exercise this option or a comparable option substituted at the discretion of the Company prior to such event. If any option expires or terminates for any reason, without having been exercised in full, the unpurchased shares subject to such option will be available again for the purposes of the 1993 Stock Option Plan. All of the 794,000 shares of Common Stock underlying options granted pursuant to the 1993 Stock Option Plan have been registered in this Registration

Statement.

Participation

     Any employee is eligible to receive incentive stock options or non-qualified stock options granted under the 1993 Stock Option Plan. Non-employee directors may not receive stock options under such plan.

Option Price

     The exercise price of each option will be determined by the Stock Option Committee or the Board of Directors, but may not be less than 100% of the fair market value of the shares of Common Stock covered by the option on the date the option is granted. If an incentive stock option is to be granted to an employee who owns over 10% of the total combined voting power of all classes of the Company's stock, then the exercise price may not be less than 110% of the fair market value of the Common Stock covered by the option on the date the option is granted.

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


Option Grants

     There were 385,000 total options granted, including 305,000 to executive officers in the fiscal year ended December 31, 1998. A total of 794,000 options to purchase shares of Common Stock have been granted to employees to date, and are currently outstanding.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                        OWNERSHIP OF SECURITIES

     As of March 29, 1999, there were issued and outstanding 16,788,228 shares of Common Stock, 821,496 shares of Preferred Stock, Series B, and 135,162 shares of Preferred Stock, Series C.

     Each share of Common Stock, Series B Preferred Stock and Series C Preferred Stock entitles the holder thereof to, respectively, one, eight and twenty-four votes.

     The following table sets forth certain information as of March 29, 1999, with respect to each beneficial owner of five (5%) percent or more of the outstanding shares of Common Stock or any series or class of Preferred Stock, each officer and director of the Company and all officers and directors as a group. Unless otherwise indicated, the address of each such person or entity is c/o Alpha Hospitality Corporation, 12 East 49th Street, New York, New York 10017.


Title of Class        Name and Address         No. of     Percent   Percent
                                               Shares(1)  of Class  of Vote(2)
Common Stock         Stanley Tollman (3) (4)     250,000     .90       0.0
$.01 par value       Beatrice Tollman(4)(9)    1,815,890    6.50       6.8
                     Thomas W. Aro(6)            245,000     .90        .2
                     Brett G. Tollman(7)       1,759,875    6.30       5.9
                     James A. Cutler(8)           86,320     .30        .2
                     Matthew B. Walker(5)        404,237    1.40       1.5
                     Herbert F.  Kozlov(11)            0    0.00       0.0
                     Craig Kendziera(12)          20,300     .07       0.0
                     Robert Steenhuisen(13)       20,000     .07       0.0
                     Bryanston Group(9)       12,223,855   43.60       9.1
                     1886 Route 52
                     Hopewell Junction, N.Y.
                     All Officers and Directors
                     as a group (8 persons)
                     (3, 5-8, 11-13)           2,785,732    9.94       7.8
Preferred Stock,
Series B             Bryanston Group, Inc.       777,238   94.60      23.3
$29.00 liquidation   BP Group, Ltd.(10)           44,258    5.4        1.3
value                5111 Islesworth Country
                     Club Dr.
                     Windemere, Fl 34786
Preferred Stock,
Series C             Bryanston Group, Inc.       135,162  100.0       12.2
$72.00 liquidation
value


<F1>
 (1) Each person exercises sole voting and dispositive power with respect to the shares reflected in the table, except for those shares of Common Stock that are issuable upon the exercise of options or the conversion of Preferred Stock, which shares cannot be voted until the options are exercised or such Preferred Stock is converted by the holder thereof. Includes shares of Common Stock that may be acquired upon exercise of options or conversion of convertible securities that are presently exercisable or convertible or become exercisable or convertible within 60 days.

<F2>
 (2) Represents the vote, as a percentage of the total votes that may be cast by the hodlers of all outstanding shares.

<F3>
 (3) Includes 250,000 shares of common stock issuable upon the exercise of options granted to Stanley S. Tollman, the Chairman of the Board, Chief Executive Officer and President of the Company.

<F4>
 (4) Stanley S. Tollman is the spouse of Beatrice Tollman. Stanley S. Tollman disclaims beneficial ownership of the shares beneficially owned by Beatrice Tollman.

<F5>
 (5) Does not includes 80,000 shares, subject to shareholder approval, of Common Stock issuable upon the exercise of options granted to Mr. Walker.

<F6>
 (6) Includes 205,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Aro, all of which options are currently exercisable.

<F7>
 (7) Includes 200,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Brett G. Tollman, all of which options are currently exercisable and 1,000,000 shares held in the Tollman Family Trust of which Brett G. Tollman is the sole Trustee. Brett G. Tollman is the son of Stanley
S. Tollman and Beatrice Tollman. Each of Brett G. Tollman, Stanley S. Tollman and Beatrice Tollman disclaims beneficial ownership of the shares beneficially owned by any of the other of them.

<F8>
 (8) Does not include 110,000 shares, subject to shareholder approval, of Common Stock issuable upon the exercise of options granted to Mr. Cutler. Includes 40,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Cutler, all of which options are currently exercisable. Does not include 4,000 shares owned by Mr. Cutler's children, of which shares he disclaims beneficial ownership.

<F9>
 (9) Includes (i) 6,217,904 shares of Common Stock issuable upon conversion of 777,238 shares of Preferred Stock, series B, owned by Bryanston Group, Inc. ("Bryanston"); (ii) 3,243,888 shares of Common Stock issuable upon conversion of 135,162 shares of Preferred Stock, series C, owned by Bryanston; and (iii) 347,826 shares of Common Stock issuable upon the exercise of options granted to Bryanston; all of such options are currently exercisable for, and all of such shares of Preferred Stock are currently convertible into, shares of Common Stock. On May 17, 1998, the Company declared a dividend of approximately 1,400,000 shares of Common Stock to Bryanston with respect to, and in lieu of the cash dividend accrued on, the outstanding shares of Preferred Stock held by Bryanston in 1997. Such shares were issued on January 5, 1999, and are included in the preceding table. As of January 30, 1999, the Company became obligated to issue to Bryanston approximately 1,950,000 and 115,000 additional shares of Common Stock in lieu of the cash dividend payable with respect to Bryanston's shares of Preferred Stock, Series B and C, respectively, for the 1998 calendar year. None of such shares of Common Stock is included in the table above as they have not yet been issued. Bryanston is an affiliate of the Company, and Beatrice Tollman, Stanley S. Tollman's spouse, is a 50% stockholder of Bryanston. Each of Bryanston and Beatrice Tollman disclaims beneficial ownership of the shares beneficially owned by the other of them.

<F10>
(10)  On May 17, 1998, the Company declared a dividend of approximately
86,000 shares of Common Stock to BP with respect to, and in lieu of the cash dividend accrued on, the outstanding shares of Preferred Stock held by BP in 1997. Such shares were issued on January 5, 1998, and are included in the preceding table. As of January 30, 1999, the Company became obligated to issue to BP approximately 115,000 additional shares of Common Stock in lieu of the cash dividend payable with respect to BP's shares of Preferred Stock, Series B for the 1998 calendar year. None of such shares of Common Stock is included in the table above as they have not yet been issued. Patricia Cohen is the sole stockholder of BP. This table does not include 100,352 shares of Common
Stock owned by Patricia Cohen, who was a Director of the Company during the period February 1, 1994 to December 12, 1997, and 354,064 shares of Common
Stock issuable upon conversion of 44,258 shares of Preferred Stock, series B, owned by BP Group, LTD ("BP"). All of such shares of Preferred Stock are currently convertible into shares of Common Stock.

<F11>
(11) Does not includes 80,000 shares, subject to shareholder approval, of Common Shares issuable upon the exercise of options granted to Mr. Kozlov.

<F12>
(12) Includes 20,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Kendziera, all of which are currently exercisable.

<F13>
(13) Includes 20,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Steenhuisen, all of which are currently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Bryanston

     In connection with the formation of the Company and the initial capitalization of the Company, Bryanston (i) contributed $626,004 in cash to the Company in exchange for 3,564,987 shares of Common Stock, valued at 17.6 cents per share, (ii) entered into certain service agreements and (iii) loaned the Company $4,009,740 (the "Bryanston Loan"). The Company utilized the $626,004 and the proceeds of the Bryanston Loan for the development and construction of the Bayou Caddy's Jubilee Casino.

     Under a service agreement, effective as of September 1, 1993, between Alpha Hotel and Bryanston (the "Service Agreement"), the Company (through Alpha Hotel) provided management, financial, administrative and marketing services to hotels and motels on behalf of Bryanston. Bryanston is an affiliate of the Company, and Beatrice Tollman, Mr. Stanley S. Tollman's spouse, is a 50% stockholder of Bryanston. The Service Agreement, which was co-terminus with the last to expire of individual management agreements between Bryanston and 13 hotels (the "Management Agreements"), stated that the Company would provide certain management services for hotels managed by Bryanston for certain unaffiliated owners. Pursuant to the Service Agreement, Bryanston received a fee of 1% of the aggregate compensation paid to the Company pursuant to the Management Agreements. The Hotel Division of
Bryanston was the provider of direct services to all managed hotels pursuant to the Management Agreements with the individual hotels. Through its subsidiary Alpha Hotel, the Company provided management, financial, administrative and marketing services on behalf of Bryanston. Pursuant to the Management Agreements, the Company was compensated for its services in an amount equal to a percentage of total net revenues of the managed hotels, ranging between 2% and 5%. In connection with the Service Agreement, effective September 1, 1993, the Company entered into the Expense Reimbursement Agreement with Bryanston for the use of certain office space at its Hopewell Junction, New York facility in connection with the Company's hotel management operations. Pursuant to the terms of the Expense Reimbursement Agreement, the Company reimbursed Bryanston on a monthly basis for its share of rent, office expenses and direct payroll.

     The Bryanston Loan had an initial interest rate of 12% per annum, and payment thereunder was subordinated to payment of the Term Loan, described below. A portion of principal and accrued interest in the aggregate amount of $1,012,500 was repaid from the proceeds of the Company's initial public offering ("IPO") and principal and accrued interest in the aggregate amount of $1,206,355 was repaid from the proceeds of the underwriters' over-allotment option exercised in connection with the IPO. The balance of the Bryanston Loan ($1,972,532) accrued interest at the rate of 12% per annum, which accrued until the second anniversary of the opening of the Bayou Caddy's Jubilee Casino, and thereafter, together with such accrued interest amount ($501,294), interest accrued at the rate of 9% per annum, payable quarterly in equal installments over a 10-year period, and was subject to prepayment pro rata with the BP Loan, described below, from the proceeds of the exercise, if any, of the Company's outstanding warrants and certain options (the "HFS Options") granted to HFS Gaming Corp. ("HFS"), provided the Company was current under the Term Loan (described below). At December 31, 1998, the principal balance (which included accrued interest through the second anniversary) was $1,398,622 and accrued interest of $145,312.

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

     As of January 5, 1995, Bryanston agreed to loan the Company up to $20,000,000 (the "Working Capital Loan") to meet the working capital requirements of the Company. Thus, the Company is obligated under a $20,000,000 non-revolving promissory note ($3,730,000 and $1,746,000 outstanding at December 31, 1997 and 1996, respectively) with Bryanston. The note, which bears interest at prime rate (8.5% at December 31, 1997 and 8.25% at December 31, 1996) plus 2%, is payable at the lesser of the outstanding principal amount or $2,000,000 per annum through December 31, 1999. Beginning in 1996, interest accrued monthly and was due and payable by the following month. All remaining principal and accrued interest (approximately $503,000) shall be due on December 31, 2000. Additionally, commencing May 1, 1996 and for each of the next succeeding three years thereafter, the Company is required to make additional principal payments equal to "Available Cash Flow of Maker" as defined in the note to mean an amount equal to the consolidated annual net income of the Company before depreciation but after provision for taxes and principal payments on account of all debt, less an amount equal to the sum of
(a) an annual replacement reserve equal to 3% of the consolidated revenues of the Company and its subsidiaries, excluding Alpha Hotel, and (b) $1,000,000. Pursuant to the Company's restructuring of its obligations on June 30, 1998, all amounts due under this note were extinguished.

     On September 22, 1995, Bryanston purchased from HFS an outstanding loan to the Company (the "Term Loan"), which was then in default and was then held by HFS, having an outstanding balance of $7,816,000. In October 1993, the Company had issued the Term Loan to HFS in the original principal amount of $8,000,000 for a five-year term. The Term Loan bears interest at a rate of 10% per annum and requires monthly payments of principal and interest through November 1998. The Term Loan is secured by a first preferred ship mortgage on the Bayou Caddy's Jubilee Casino. As consideration for Bryanston purchasing the Term Loan (which was then in default) and for Bryanston agreeing to make the Working Capital Loan, in October 1995, the Company issued to Bryanston 347,826 shares of Common Stock, valued at $4.50 per share, and an option to purchase 347,826 shares of Common Stock at an exercise price of $4.50 per share. In addition, Bryanston acquired 96,429 shares of Common Stock from an affiliate of HFS. At December 31, 1997 and 1996, the balance due on the Term Loan was $7,800,000, plus accrued interest of $1,812,000 and $2,006,789, respectively. Pursuant to the Company's restructuring of its obligations on June 30, 1998, all amounts due under this note wer extinguished.

     Since the Company began to implement its plans to close the Jubilation Casino in July 1996, the Company updated its assessment of the realizability of the leasehold improvements and related assets of the Jubilation Casino.
This resulted in an impairment loss of approximately $14,507,000 and would have reduced stockholders' equity below certain requirements for continued listing of the Company's securities on NASDAQ. In order to avoid the delisting of the Company's securities from NASDAQ, Bryanston proposed that the Company convert the Working Capital Loan into shares of Preferred Stock, Series B, which would enable the Company to maintain its NASDAQ listing. Therefore, effective June 26, 1996, Bryanston converted the amount due on the Working Capital Loan (approximately $19,165,000) into shares of Preferred Stock, Series B. The Company was charged a 5% transaction fee (approximately $958,000), which was also converted into shares of Preferred Stock, Series B. The conversion was effective June 26, 1996, and the total of approximately $20,123,000 converted into 693,905 shares of Preferred Stock based on the fair market value of a share of Common Stock on the date of conversion ($3.625).

     As of December 31, 1996, the Company sold 100% of the stock of Alpha Hotel to Bryanston for consideration of $3,000,000.

     In addition, on September 30, 1997, the Company issued 83,333 shares of Preferred Stock, Series B, in settlement of $2,000,000 due to Bryanston under a continuation of the Working Capital Loan. Each share of outstanding Preferred Stock (i) entitles the holder to eight votes, (ii) has a liquidation value of $29.00 per share, (iii) has a cash dividend rate of 10% of liquidation value, which increases to 13% of liquidation value if the cash dividend is not paid within 30 days of the end of each fiscal year and in such event is payable in shares of Common Stock valued at the market price, and (iv) is convertible into eight shares of Common Stock. On December 17, 1997, the Company declared a 1996 dividend payable to Bryanston in approximately 730,000 shares of the Company's common stock, which were issued in April 1998. On May 12, 1998, the Company declared a 1997 dividend payable to Bryanston in approximately 1,400,000 shares of the Company's stock, which were issued on January 5, 1999.

     On June 30, 1998, the Company restructured its obligations to Bryanston by extinguishing its notes payable of

$7,800,000, $1,399,000 and $432,000 plus accrued interest on the notes aggregating $3,098,000, in exchange for the issuance of Preferred Stock, series C, and a $3,000,000 mortgage note on the Company's idle gaming vessel located in Mobile, Alabama. The Preferred Stock, Series C, has voting rights of twenty-four votes per preferred share, is convertible to twenty-four shares of Common Stock and carries a dividend of $5.65 per share. In addition, the terms of the preferred shares include a provision allowing the Company the option of calling the preferred shares based upon occurrence of certain capital events which realize a profit in excess of $5,000,000.

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

     In July 1993 Ms. Patricia Cohen, a director of the Company from February 1, 1994 to December 12, 1997 and the sole shareholder of BP, contributed $511,961 to the capital of the Company, for which she was issued 1,544,182 shares of Common Stock valued at 33.2 cents per share. Ms. Cohen was also a principal stockholder of Westfield Financial Corporation, one of the underwriters of the IPO. Westfield Financial Corporation is no longer operating as a broker-dealer.

     Since the Company began to implement its plans to close the Jubilation Casino in July 1996, the Company updated its assessment of the realizability of the leasehold improvements and related assets of the Jubilation Casino. This resulted in an impairment loss of approximately $14,507,000 and would have reduced stockholders' equity below certain requirements for continued listing of the Company's securities on NASDAQ. In order to avoid delisting the Company's securities from NASDAQ, BP proposed that the Company convert the BP Loan into shares of Preferred Stock, Series B, which would enable the Company to maintain its NASDAQ listing. Therefore, effective June 26, 1996,
BP converted the amount due on the BP Loan (approximately $1,222,000) into shares of Preferred Stock, Series B. The Company was charged a 5% transaction fee (approximately $61,000), which was also converted into shares of Preferred Stock, Series B. The conversion was effective June 26, 1996, and the total of approximately $1,283,000 was converted into 44,258 shares of Preferred Stock, Series B, based on the fair market value of a share of Common Stock on the date of conversion ($3.625). The terms of the shares of Preferred Stock, Series B,issued to BP are identical to those of the shares of Preferred Stock, Series B,issued to Bryanston in June 1996 and September 1997.

     On December 17, 1997, the Company declared a 1996 dividend payable to BP in approximately 47,000 shares, which were issued in April 1998. On May 12, 1998, the Company declared a 1997 dividend payable to BP in approximately 86,000 shares of the Company's common stock, which were issued on January 5, 1999.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
                         FINANCIAL STATEMENTS

(a) The following documents are filed or part of this report:

1.   FINANCIAL REPORTS


ALPHA HOSPITALITY CORPORATION
     Independent Auditors' Report. . . . . . . . . . . . . . . . . .F-1

     Consolidated Balance Sheets . . . . . . . . . . . . . . . . . .F-2

     Consolidated Statements of Operations . . . . . . . . . . . . .F-3

     Consolidated Statements of Stockholders' Equity . . . . . . . .F-4

     Consolidated Statement of Cash Flows. . . . . . . . . . . . . .F-5

     Notes to Consolidated Financial Statements. . . . . . . . . . .F-7

2.   FINANCIAL STATEMENT SCHEDULE
     Schedule II Valuation  and Qualifying Accounts for the Years Ended
      December 31, 1998, 1997 and 1996         . . . . . . . . . . .S-1

3.   EXHIBITS

      *2     Bryanston Third Amended Joint Plan of Reorganization
      *3(a)  Certificate of Incorporation
      *3(b) Form of Certificate of Amendment to Certificate of Incorporation *3(c) By-Laws, as amended
      *4(a)  Form of Common Stock Certificate
      *4(b)  Form of Warrant Certificate
       4(c)  Certificate of Designation
     *10(a)  Form of Employment Agreement between the Company and Stanley S.
               Tollman
     *10(b)  Form of Employment Agreement between the Company and Monty D.
               Hundley
     *10(c)  Form of Indemnification Agreement between the Company and directors and executive officers of the Company
     *10(d)  1993 Stock Option Plan
     *10(e)  Form of Service Agreement between the Company and Bryanston
     *10(f)  Expense Reimbursement Agreement effective as of September 1,
               1993, by and between the Company and Tollman-Hundley Hotel
               Group and Bryanston Group, Inc.
     *10(g) Agreement of Purchase and Sale of Assets by and among BCI and Alpha Gulf, George Baxter, John Kingsbury, Jon Turner and
               Robert James, dated as of May 14, 1993
     *10(h)  Non-negotiable convertible Promissory Note of Alpha Gulf payable to BCI in the principal amount of $3,500,000, dated May 14, 1993 *10(i) Shareholders Agreement, dated as of May 14, 1993, between BCI,
               Alpha Gulf, the Company and Stanley S. Tollman and Monty D. Hundley.
     *10(j)  Form of Warrant Agreement among the Company, the Transfer Agent and the Underwriters
     *10(k) Work Order, dated June 7, 1993, of American Marine Corporation *10(l) Amended Sales and Security Agreement, dated July 8, 1993, between Bally Gaming,Inc. and Alpha Gulf d/b/a/ Bayou Caddy
               Casino

     *10(m)  Agreement, dated May 11, 1993, between Twenty Grand Marine
               Service, Inc. and BCI
     *10(n)  Agreement, dated as of June 1993 between Alpha Gulf d/b/a Bayou
               Caddy Casino and Benchmark and Trustmark National Bank
     *10(p)  Lease Agreement, dated June 2, 1992, between Joseph E. Cure,
               Jr., Joseph R. Cure, Cynthia Cure Rutherford, Michael Cure and Susan Cure Gollott and BCI
     *10(q)  Development Agreement, dated September 17, 1992, between Joseph
               E. Cure, Jr., Joseph R. Cure, Cynthia Cure Rutherford, Michael Cure and Susan Cure Gollott and BCI
     *10(r) Contract for First Right to Buy and Right of First Refusal for the Sale and Purchase of Real Estate, dated September 17,
               1992, between Joseph E. Cure, Jr., Joseph R. Cure, Cynthia
               Cure Rutherford, Michael Cure and Susan Cure Gollott and BCI *10(s) Lease Agreement, dated September 17, 1992, between Joseph E.
               Cure, Jr., Joseph R. Cure, Cynthia Cure Rutherford, Michael
               Cure and Susan Cure Gollott and BCI
     *10(t) Lease, dated November 12, 1992, between Dallas Goodwin and BCI *10(u) Form of Limited Standstill Agreement of the Existing
               Stockholders f/b/o the Underwriters
     *10(v)  Promissory Note reflecting the Bryanston Bridge Loan, dated July
               27, 1993, of the Company payable to Bryanston in the amount of $6,555,000; Amendment to the Note dated September 29, 1993
     *10(w)  Promissory Note reflecting the BP Bridge Loan dated July 27,
               1993 of the Company payable to BP in the amount of $2,200,000 *10(x) Amendment to the BP Bridge Note dated September 29, 1993
     *10(y) Amendment to the Bryanston Bridge Note dated October 29, 1993 *10(z) Agreement between BP and the Company dated May 12, 1993, relating to the BP Loan, Amendments thereto dated August 5, 1993 and September 10, 1993
    *10(aa)  HFS marketing Agreement dated October 27, 1993
    *10(ab)  Amended Sales and Security Agreement between Bally and the
               Company dated July 8, 1993
    *10(ac)  Deleted
    *10(ad)  Documents related to HFS Loans dated October 27, 1993:
               (i) Loan Agreement among the Company Alpha Gulf and HFS
               (ii)   Leasehold Deed of Trust (form)
               (iii)  First Preferred Ship Mortgage from Alpha Gulf to HFS
               (iv)   Security Agreement between Alpha Gulf and HFS
               (v)    Pledge and Security Agreement between Bryanston and HFS
               (vi)   $8,000,000 Series A Secured Note
               (vii)  $4,000,000 Series B Secured Note
               (viii) Guarantee Agreement of Bryanston in favor of HFS
               (ix)   Guarantee Agreement of the Company in favor of HFS
               (x)    HFS Option Agreement: HFS Option Certificate
               (xi)   Bryanston Subordination Agreement
               (xii)  BP Subordination Agreement
               (xiii) Bryanston Subordinated Promissory Note dated as of August
                        5, 1993 (Bryanston Loan)
    *10(ae)  Deleted
    *10(af)  Form of Underwriters' Warrant
  ***10(ag)  Amended Cure Lease
  ***10(ah)  Peoples Bank Loan Agreement
  ***10(ai)  Non-Revolving Promissory Note with Bryanston Group, Inc.
  ***10(aj) $20,000,000 Non-Revolving Promissory Note dated January 5, 1996 ***10(ak) Stock Purchase Agreement dated October 20, 1996
  ***10(al)  Stock Acquisition Agreement dated January 25, 1996
  ***10(am)  Form 8-K dated October 31, 1996

  ***10(an)  Restructure of Debt of Alpha Gulf Coast, Inc. with Bally Gaming,
               Inc.
 ****10(ao)  Asset Purchase Agreement between Alpha Gulf Coast, Inc. and Alpha
               Greenville Hotel, Inc. and Greenville Casino Partners, L.P. 10(ap) Merger Agreement with South Georgia Frames, Inc.
     10(aq)  Merger Agreement with Sunstate Manufatured Homes of Georgia, Inc.
               d/b/a Peach State Homes
    *11      Statement Re: Computation of Per Share Earnings
     21      List of Subsidiaries

(b)  Reports on Form 8-K

      There were no 8-Ks filed by the Company during the last quarter of the period covered by this report.


 * Incorporated by reference, filed with Company's Registration Statement filed on Form SB-2 (File No. 33-64236) filed with the Commission on June 10, 1993 and as amended on September 30, 1993, October 25, 1993, November 2, 1993 and November 4, 1993, which Registration Statement became effective November 5, 1993.

**  See Consolidated Financial Statements

*** Incorporated by reference, filed with Company's Form 10-KSB for the year ended December 31, 1994 or filed with Company's Form 10-K for the year ended December 31, 1995.

****    Incorporated by reference, filed with the Company's Proxy Statement on Schedule 14A sent to stockholders of the Company on or about February 12, 1998.

List of Subsidiaries:

        Name                              State of Incorporation

        Alpha Gulf Coast, Inc.             Delaware
        Alpha St. Regis, Inc.              Delaware
        Alpha Missouri, Inc.               Delaware
        Alpha Monticello, Inc.             Delaware
        Alpha Rising Sun, Inc.             Delaware
        Jubilation Lakeshore, Inc.         Mississippi
        Alpha Greenville Hotel, Inc.       Delaware
        Alpha Entertainment, Inc.          Delaware
        Alpha Florida Entertainment, Inc.  Florida
        Alpha Peach Tree Corporation       Delaware

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  ALPHA HOSPITALITY CORPORATION



                                  By:        /s/Stanley S. Tollman
                                             Stanley S. Tollman
                                  Title:     Chairman of the Board and
                                             Chief Executive Officer

                                  Date:      March 30, 1999


                                  By:        /s/Robert Steenhuisen
                                             Robert Steenhuisen
                                  Title:     Chief Accounting Officer

                                  Date:      March 30, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                Title                          Date


/s/ Stanley S. Tollman        Chairman of the Board and       March 30, 1999
    Stanley S. Tollman        Chief Executive Officer

/s/ Thomas W. Aro             Vice President, Secretary       March 30, 1999
    Thomas W. Aro             and Director


/s/ Brett G. Tollman          Vice President and Director     March 30, 1999
    Brett G. Tollman

/s/ James A. Cutler           Director                        March 30, 1999
    James A. Cutler

/s/ Matthew B.  Walker        Director                        March 30, 1999
    Matthew B.  Walker

/s/ Herbert F.  Kozlov         Director                        March 30, 1999
    Herbert F.  Kozlov

                     INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
ALPHA HOSPITALITY CORPORATION
New York, New York

        We have audited the accompanying consolidated balance sheets of Alpha Hospitality Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha Hospitality Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

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



                                          /S/ ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
February 17, 1999, except for
Note 3 as to which the date
is March 26, 1999

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1998 and 1997
               (In thousands, except for per share data)


                                                        1998         1997
                                ASSETS
CURRENT ASSETS:
     Cash, including restricted cash of
        $1,619 and $500 in 1998 and 1997,
        respectively. . . . . . . . . . . . . . .    $   3,837   $   2,211
     Accounts receivable, less allowance for
        doubtful accounts of $635 in 1998
        and 1997. . . . . . . . . . . . . . . . .                       15
     Note receivable, less allowance of
        $250 in 1998 . . . . . . . . . . . . . . .
     Prepaid insurance . . . . . . . . . . . . . .                     276
     Other current assets. . . . . . . . . . . . .         179         264
     Deferred tax asset. . . . . . . . . . . . . .                   6,375
     Net assets held for sale. . . . . . . . . . .                  13,925
                                                     ----------  ---------
       Total current assets. . . . . . . . . . . .       4,016      23,066

PROPERTY AND EQUIPMENT, net. . . . . . . . . . . .       4,630       4,935

DEPOSITS AND OTHER ASSETS. . . . . . . . . . . . .       1,550       1,992
                                                     ----------  ---------
                                                     $  10,196   $  29,993
                                                     ==========  =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Long-term debt, current maturity. . . . . . .   $ 1,000     $      81
     Notes payable . . . . . . . . . . . . . . . .                   1,418
     Accounts payable and accrued expenses . . . .       871         5,851
     Accrued payroll and related liabilities . . .     1,774         1,570
     Due to affiliate, current maturity. . . . . .                   3,730
                                                     -------     ----------
       Total current liabilities . . . . . . . . .     3,645         12,650
                                                     -------     ----------

LONG-TERM DEBT, less current maturity. . . . . . .     1,108          8,007
                                                     -------     ----------

OTHER LIABILITIES. . . . . . . . . . . . . . . . .       280
                                                     -------     ----------
DUE TO AFFILIATE, less current maturity. . . . . .                      503
                                                     -------     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 25,000 shares
        authorized 15,183 and 14,406 issued and
        outstanding in 1998 and 1997,
        respectively . . . . . . . . . . . . . . .       152           145
     Preferred stock, 1,000 shares authorized:
        Series B, $.01 par value, 821 issued . . .         8             8
        Series C, $.01 par value, 135 issued . . .         1
     Common stock payable. . . . . . . . . . . . .     2,861         1,391
     Capital in excess of par value. . . . . . . .    72,371        61,259
     Accumulated deficit . . . . . . . . . . . . .   (70,230)      (53,970)
                                                   ----------    ----------
       Total stockholders' equity. . . . . . . . .     5,163         8,833
                                                   ----------    ----------
                                                   $  10,196     $  29,993
                                                   ==========    ==========


      See accompanying notes to consolidated financial statements
                                  F-2

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
             Years Ended December 31, 1998, 1997 and 1996
               (In thousands, except for per share data)



                                                   1998      1997      1996
REVENUES:
     Casino. . . . . . . . . . . . . . . . . .  $  4,923  $ 31,048 $ 43,252
     Food and beverage, retail and other . . .       501       585    1,268
                                                --------  -------- --------
       Total revenues. . . . . . . . . . . . .     5,424    31,633   44,520
                                                --------  -------- --------

COSTS AND EXPENSES:
     Casino. . . . . . . . . . . . . . . . . .     1,901    12,029   16,184
     Food and beverage, retail and other . . .        91       569    1,657
     Selling, general and administrative . . .     5,097    18,398   24,973
     Interest. . . . . . . . . . . . . . . . .     1,062     3,138    4,421
     Depreciation and amortization . . . . . .       909     5,094    6,059
     Pre-opening and development costs . . . .       359       554    1,468
     Provision for loss on note receivable . .       250
     Debt conversion fee . . . . . . . . . . .                        1,019
     Write-down of property and equipment. . .       327             14,507
     Settlement and termination of lease
       agreement . . . . . . . .                                        541
                                                --------  --------- -------
       Total costs and expenses. . . . . . . .     9,996    39,782   70,829
                                                --------  --------- -------
OTHER INCOME (LOSS):
     Loss from equity investee . . . . . . . .   (8,500)
     Gain on sale of assets. . . . . . . . . .     6,048
                                                --------  --------- --------
        Total other loss, net. . . . . . . . .   (2,452)
                                                --------  --------- --------

LOSS FROM CONTINUING OPERATIONS BEFORE DEFERRED
     INCOME (TAX) BENEFIT. . . . . . . . . . .   (7,024)    (8,149) (26,309)

DEFERRED INCOME (TAX) BENEFIT. . . . . . . . .   (6,375)     6,375
                                                --------  --------- --------
LOSS FROM CONTINUING OPERATIONS. . . . . . . .  (13,399)    (1,774) (26,309)
                                                --------  --------- --------
DISCONTINUED OPERATIONS:
     Income from operations of discontinued
       hotel management operation . . . . . .                           645
     Gain on disposal of hotel management
       operation. . . . . . . . . . . . . . .                         2,849
                                                --------  --------- --------
       Total income from discontinued
         operations . . . . . . . . . . . . .                         3,494
                                                --------  --------- --------

EXTRAORDINARY ITEM, gain on extinguishment
         of debt . . . . . . . . . . . . . .                 4,609
                                                --------  --------- --------
NET INCOME (LOSS). . . . . . . . . . . . . .    (13,399)     2,835  (22,815)

DIVIDENDS ON PREFERRED STOCK . . . . . . . .      2,861      1,391
                                                --------  --------- --------

NET INCOME (LOSS) APPLICABLE TO COMMON
         SHARES. . . . . . . . . . . . . . .   $(16,260)  $  1,444  $(22,815)
                                               =========  ========= =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        14,966    14,124    13,248
                                               =========  ========= =========
EARNINGS (LOSS) PER COMMON SHARE:
   Basic:
     From continuing operations. . . . . . .   $  (1.09)  $   (.23) $  (1.98)
     From discontinued operations. . . . . .                             .26
     From extraordinary item . . . . . . . .                   .33
                                               ---------  --------- ---------
          Net income (loss). . . . . . . . .   $  (1.09)  $    .10  $  (1.72)
Diluted:                                       =========  ========= =========
     From continuing operations. . . . . . .   $  (1.09)  $   (.23) $  (1.98)
     From discontinued operations.                                       .18
     From extraordinary item . . . . . . . .                   .22
                                               ---------  --------- ---------
          Net income (loss). . . . . . . . .   $  (1.09)  $   (.01) $  (1.80)
                                               =========  ========= =========


        See accompanying notes to consolidated financial statements
                                  F-3

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             Years Ended December 31, 1998, 1997 and 1996
               (In thousands, except for per share data)

                                                                                  Common
                         Series C      Series B                     Capital in Stock
                     Preferred Stock Preferred Stock Common Stock   Excess of  Subscribed/ Accumulated
                     Shares   Amount Shares   Amount Shares Amount  Par Value  Payable     Deficit
Balances, January 1,
   1996. . . . . .           $                $       12,354 $  124 $ 32,779    1,600     $ (32,599)
 Common stock issued
   for payment of
   long-term
   debt. . . . . .                                       701      7    2,446
 Issuance of
   subscribed common
   stock. . . . . .                                      348      3    1,597   (1,600)
 Issuance of common
   stock on converted
   long-term debt. .                                      75      1       (1)
 Preferred stock
   issued in
   settlement of
   long-term debt . .                  42                               1,222
 Preferred stock
   issued in
   settlement of due
   to affiliate . . .                 661         7                    19,158
 Preferred stock
   issued in
   settlement of debt
   conversation fee. .                 35                               1,019
 Adjustment of amount
   due under redemption
   agreement. . . . .                                                  (1,453)
 Stock sold under
   redemption
   agreement . . . .                                                       11
 Net loss. . . . . .                                                                         (22,815)
                       ------ ------  ------   ------   ------  ------  --------- ---------  --------        --------
Balances, December 31,
   1996. . . . .                       738        7     13,478    135  56,778           0    (55,414)
 Sale of common
   stock. . . . . .                                        571      6     994
 Common stock issued
   in settlement of
   notes payable
   and accrued
   interest. . . . .                                       200       2     504
 Common stock issued
   in settlement
   of certain
   accounts payable
   and accrued
   expenses. . . . .                                       157       2     509
 Stock sold under
   redemption
   agreement . . . .                                                       324
 Adjustment of amount
   due under
   redemption
   agreement. . . .                                                         151
 Preferred stock
   issued in
   settlement
   of due to
   affiliate . . .                        83        1                     1,999
 Preferred stock
   dividend payable
   in common
   stock. . . . .                                                                     1,391   (1,391)
 Net income. . . .                                                                             2,835
                   -------  -------   ------   ------   -------  ------   -------   ------- ---------
Balances, December
   31, 1997. . . .                       821       8     14,406     145    61,259     1,391  (53,970)
 Preferred stock
   issued in
   settlement of
   due to
   affiliate . . .   135        1                                          9,728
 Common stock
   issued in
   settlement
   of preferred
   stock dividend
   payable . . .                                            777      7     1,384     (1,391)
 Preferred stock
   dividend
   payable in
   common stock. .                                                                     2,861   (2,861)
 Net loss. . . . .                                                                            (13,399)
                  ------   ------   ------   ------    --------   -------  -------  --------- ---------
Balances, December
   31, 1998  . . .   135   $    1      821   $    8     15,183    $   152 $72,371   $  2,861 $(70,230)
                  ======   ======   ======   ======    ========   ======= ========  ======== ==========








           See accompanying notes to consolidated financial statements

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               Years Ended December 31, 1998, 1997 and 1996
                (In thousands, except for per share data)


                                                 1998        1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) . . . . . . . . . . $  (13,399)  $    2,835  $  (22,815)
     Adjustments to reconcile net income
       (loss) to net cash provided by
       (used in) operating activities:
       Depreciation and amortization . . .        909        5,094       6,059
       Provision for losses on accounts
           and note receivable. . . . . . .       250          108         211
       Deferred tax (benefit). . . . . . . .    6,375       (6,375)
       Loss from equity investee . . . . . .    8,500
       Gain on sale of assets. . . . . . . .   (6,048)
       Gain on disposal of hotel management
          segment. . . . . . . . . . . . .                               (2,849)
       Gain on extinguishment of debt. . . .                (4,609)
       Debt conversion fee . . . . . . . . .                              1,019
       Write-off of property and equipment .      327                    14,507
       Other               . . . . . . . . .                               (301)
       Changes in operating assets and
         liabilities:
         (Increase) decrease in accounts
           receivable. . . . . . . . . . .         15          (50)         370
         Decrease in inventories. . . . .          12           41          239
         Decrease in prepaid insurance . .        276          339        1,187
         (Increase) decrease in other
           current assets . . . . . . . . .        85          (69)         975
         Increase (decrease) in accounts
           payable and accrued expenses. . .   (2,824)         561        1,505
         Increase (decrease) in accrued
           payroll and related liabilities .     (398)      (1,144)         848
                                              --------    ---------     --------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES               . . . . . . . . .   (5,920)      (3,269)         955
                                              --------    ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Hotel construction costs. . . . . . . .   (1,086)      (2,966)
     Purchases of property and equipment . .                  (107)      (1,460)
     Payment on note receivable. . . . . . .     (250)      (1,700)
     Proceeds from hotel construction
       escrow . . . . . . . . . . . . . . .     1,700
     Proceeds from sale of assets,
       net of related costs. . . . . . . . .   11,388                        70
     Proceeds from (payments for) deposits
       and other assets. . . . . . . .             13         (371)      (1,047)
                                              --------    ----------    --------

NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES. . . . . . .                      11,765        (5,144)     (2,437)
                                              --------    ----------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from affiliate . . . . . . . .                  5,970       3,813
     Payments to affiliate . . . . . . . . .   (3,294)       (1,986)       (282)
     Proceeds from sale of common stock. . .                  1,000
     Proceeds from notes payable . . . . . .                                307
     Payments on notes payable . . . . . . .                   (507)     (1,262)
     Proceeds from long-term debt, net of
       loan costs . . . . . . . . . . . . .                  17,900          43
     Payments on long-term debt. . . . . . .     (925)      (13,103)     (2,103)
                                              --------    ----------    --------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES. . . . . . . . . . . . . . . .    (4,219)        9,274         516
                                              --------    ----------    --------
NET INCREASE (DECREASE) IN CASH. . . . . . .    1,626           861        (966)
                                              --------    ----------    --------
CASH, beginning of year. . . . . . . . . . .    2,211         1,350       2,316
                                              --------    ----------    --------
CASH, end of year. . . . . . . . . . . . . .  $ 3,837     $   2,211     $ 1,350
                                              ========    ==========    ========


               See accompanying notes to consolidated financial statements

               ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS -- (Continued)
               Years Ended December 31, 1998, 1997 and 1996
                (In thousands, except for per share data)

                                                 1998       1997        1996
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION, cash paid for interest
    during the year. . . . . . . . . .        $    425   $   3,186   $  2,903
                                              ========   =========   ========
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

     Restructuring and conversion of
       Bryanston obligations:
        Issuance of preferred stock. .       $   9,729
                                             =========
        Mortgage on Jubilation gaming
          vessel . . . . . . . . . . .       $   3,000
                                             =========
        Extinguishment of debt including
          accrued interest of $3,098. . .    $  12,729
                                             =========
     Non-cash consideration received in
        exchange for sale of assets:
        Investment in Buyer. . . . . . . .   $   8,500
                                             =========
     Assumption by Buyer of net
        proceeds of pre-financing. . . .     $  17,900
                                             =========
     Assumption by Buyer of certain
        accounts payable, accrued
        expenses, payroll liabilities
        and capital lease obligation . .     $   2,000
                                             =========
     Common stock issued in settlement
        of preferred stock dividends. .      $   1,391
                                             =========
     Preferred stock issued in settlement
       of obligations . . . . .  .  .  .                 $   2,000    $ 21,406
                                                         =========    ========
     Net increase (decrease) in capital in
       excess of par value related to
       amount due under redemption
       agreement. . . . . . . . . . . .                  $     475    $ (1,442)
                                                         =========    =========
     Common stock issued in settlement of
       notes payable and accrued
       interest. . . . . . . . . . . . .                 $     506
                                                         =========
     Common stock issued in settlement of
       certain accounts payable and
       accrued expenses . . . . . . . . .                $     511
                                                         =========
     Common stock issued in settlement of
       long-term debt . . . . . . . . . .                             $  2,453
                                                                      =========
     Note payable incurred in connection
       with lease settlement
       arrangement . . . . . . . . . . . .                            $  1,200
                                                                      =========



       See accompanying notes to consolidated financial statements

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands, except for per share data)

Note 1. Nature of Business

     Alpha Hospitality Corporation (the "Company"), incorporated in Delaware on March 19, 1993, was engaged in the ownership and operation of a gaming vessel in Greenville, Mississippi, which was operated by the Company's wholly -owned subsidiary, Alpha Gulf Coast, Inc. ("Alpha Gulf"), and the construction of an adjacent hotel which was handled through the Company's wholly-owned subsidiary, Alpha Greenville Hotel, Inc. ("Greenville Hotel"). On March 2, 1998, the Company sold substantially all of these assets to Greenville Casino Partners, L.P. ("Buyer") (see Note 3). Included in the consideration, the Company received a 25% partnership interest in the Buyer, whose assets include an additional casino and hotel located in Greenville, Mississippi.

     The Company is in pursuit of additional gaming-related and other opportunities through its other wholly-owned subsidiaries: Alpha St. Regis, Inc.("Alpha St. Regis"), Alpha Missouri, Inc. ("Alpha Missouri"), Alpha Monticello, Inc.("Alpha Monticello"), Alpha Rising Sun, Inc.("Alpha Rising Sun"), Jubilation Lakeshore, Inc. ("Jubilation Lakeshore"), Alpha Entertainment, Inc.("Alpha Entertainment"), Alpha Florida Entertainment, Inc. ("Alpha Florida") and Alpha Peach Tree Corporation ("Alpha Peach Tree").

     Additionally, from December 1995 through July 1996, Jubilation Lakeshore, formerly known as the Cotton Club of Greenville, Inc., operated a second gaming vessel located in Lakeshore, Mississippi.

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

                                                              Estimated
                                                                Useful
                      Assets                                     Lives
          Boat, barge and improvements........................  20 years
          Leasehold and improvements..........................  10-20 years
          Gaming equipment....................................  5-7 years
          Furniture, fixtures and equipment...................  5-7 years
          Transportation equipment............................  3 years


     Investment. The Company's 25% partnership interest in Buyer is being accounted for under the equity method of accounting. Accordingly, the investment is recorded at cost and adjusted by the Company's proportionate share of the Buyer's undistributed earnings or losses (see Note 3).

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

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                (In thousands, except for per share data)

Note 2. Summary of Significant Accounting Policies (CONTINUED)

     The Company complies with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     Income Taxes. The Company complies with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

     Promotional Allowances. Promotional allowances primarily consist of food and beverage furnished gratuitously to customers. Revenues do not include the retail amount of food and beverage of $496, $3,547 and $3,721 for the years ended December 31, 1998, 1997 and 1996, respectively, provided gratuitously to customers. The cost of these items of $418, $2,990 and $3,317 for the years ended December 31, 1998, 1997 and 1996, respectively, is included in casino expenses.

     Interest Capitalization. Interest costs incurred during the construction and development of the dockside casino, the hotel and related facilities were capitalized as part of the cost of such assets.

     Fair Value of Financial Instruments. The fair values of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the consolidated balance sheets at December 31, 1998 and 1997.

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

     Reclassifications. Certain prior year amounts have been reclassified to conform to the 1998 presentation.

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                (In thousands, except for per share data)

Note 3.  Sale of Assets

     On March 2, 1998, the Company sold substantially all of the assets of Alpha Gulf and Greenville Hotel, including the casino barge, boarding barge, related gaming and other equipment, furniture and improvements and related permits, licenses, leases and other agreements to the Buyer for approximately $40,200. Specifically, the Company received cash of $11,800 and a 25% partnership interest in the Buyer. Additionally, the Buyer assumed approximately $2,000 of certain accounts payable, accrued expenses, payroll liabilities and a capital lease obligation and the Company's obligations to repay the net proceeds from
certain financing (Pre-Closing Financing) of $17,900 (see Note 6).   The
Company recognized a gain on the sale of $6,048.

     Approximately $895 of the sale proceeds were escrowed for potential repairs to the barge and surrounding property arising from storm damage, which occurred prior to the sale. As of December 31, 1998, there is a balance of $363 remaining in the escrow account. A $200 reserve for the estimate of potential repairs in excess of insurance proceeds was recorded during the year ended December 31, 1998, as a reduction to the gain on the sale.

     Since the acquisition of substantially all of the assets of Alpha Gulf and Greenville Hotel, Management has been advised that the Buyer has incurred significant operating losses resulting in a substantial working capital deficiency and a partners' deficiency of approximately $1.4 million through December 31, 1998. Furthermore, Buyer's independent public accountants' have issued their report dated March 26, 1999, with an explanatory paragraph relating to the Buyer's ability to continue as a going concern. In light of these developments and in accordance with its policy on impairment of long-lived assets, the Company has adjusted the carrying value of its remaining 25% partnership interest in the Buyer to zero during the fourth quarter of 1998.

     Summarized financial information of Buyer as of or for the year ended December 31, 1998 are as follows:

Total assets        $59,892
Total liabilities   $61,260

Net revenues        $42,269
Net loss            $14,232

Note 4. Property and Equipment

     At December 31, 1998 and 1997, property and equipment is comprised of the following:

                                                            1998        1997
          Land and building. . . . . . . . . . . .      $      --    $    214
          Boat, barge and improvements. . . . .             4,940      24,337
          Leasehold and improvements . . . . . . .             82      14,240
          Gaming equipment . . . . . . . . . . . .          3,023      10,307
          Furniture, fixtures and equipment. . . .          1,834       7,259
          Transportation equipment . . . . . . . .                        760
          Construction in progress . . . . . . . .                      2,966
                                                        ----------   ---------
                                                            9,879      60,083
          Less accumulated depreciation and
            amortization . . . . . . . . . . . . .          5,249      22,444
                                                        ----------   ---------
                                                            4,630      37,639
          Less amounts included in net assets held
            for sale, including accumulated
            depreciation and amortization of
            $17,331. . . . . . . . . . . . . . . .                     32,704
                                                        ----------   ---------
                                                        $   4,630    $  4,935


                       ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                         (in thousands, except for per share data)

Note 4. Property and Equipment (CONTINUED)

     In February 1998, Greenville Hotel completed construction of its hotel at a total cost of $4,050, including capitalized interest, indirect labor and sundry costs.

     Included in equipment at December 31, 1997 is $1,225 related to assets recorded under capital leases. Included in accumulated depreciation and amortization at December 31, 1997 is $624 of amortization related to assets recorded under capital leases.

     Due to Jubilation Lakeshore's July 1996 closure and in accordance with its policy on impaired long-lived assets, the Company recorded an impairment loss of $327 and $14,507 in 1998 and 1996, respectively, representing a write-down of certain of Jubilation Lakeshore's impaired property and equipment to its fair market value in 1998 and the write-off of Jubilation Lakeshore's leasehold and improvements of $16,284, and net of related accumulated amortization of $1,777, in 1996.

Note 5. Notes Payable

     At December 31, 1997, notes payable are comprised of the following:


                                                     Interest
                                                      Rate
  Notes payable to Bryanston Group, Inc.
    ("Bryanston), an affiliate of which
    $295 were non-interest bearing
    (see Notes 6 and 9). . . . . . . . . .            10%      $ 1,399

  Other. . . . . . . . . . . . . . . . . .        Various           19
                                                               --------
                                                               $ 1,418
                                                               ========


               ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                (In thousands, except for per share data)

Note 6. Long-Term Debt

     At December 31, 1998 and 1997, long-term debt is comprised of the following:


                                                 Interest
                                                   Rate      1998      1997
     Mortgage note payable to Bryanston,
       collateralized by the Company's
       idle gaming vessel, interest
       payable monthly and principal
       payments not to exceed $1,000
       per annum, with any unpaid
       balance due at maturity in
       April 2005 . . . . . .                      8%     $ 2,108

     Pre-Closing Financing, assumed
       by Buyer in the Company's sale
       of substantially all of the
       assets of Alpha Gulf and Greenville        LIBOR
       Hotel. . . . . . . . .                    + 6.15%              $ 19,000

     Note payable, Bryanston,
       extinguished in 1998 . . . . . .           10%                    7,800

     Capitalized lease obligations,
       extinguished in 1998 . . . . .            10-14%                    288
                                                          --------    --------
                                                             2,108      27,088
     Less:
       Amount included in net assets
         held for sale . . . . . . . . .                                19,000

       Current portion . . . . . . . . .                     1,000          81
                                                          --------    --------
                                                          $  1,108    $  8,007
                                                          ========    ========

     Aggregate future required principal payments of long-term debt are as follows:

     Years Ending December 31:
       1999. . . . . . . . . . . . . . . . . . . . .  $   1,000
       2000. . . . . . . . . . . . . . . . . . . . .      1,000
       2001. . . . . . . . . . . . . . . . . . . . .        108
                                                      ---------
                                                      $   2,108


     In conjunction with the Company's sale of substantially all of the assets of Alpha Gulf and Greenville Hotel (see Note 3), the Company obtained $17,900 of net proceeds from certain financing (Pre-Closing Financing) on December 30, 1997, net of closing costs of $1,100 and loan discounts of $4,900. The loan discounts represented an uncollateralized, zero-coupon promissory note which the Company executed and delivered to the pre-closing lender, in the stated principal amount of $4,900, representing additional unfunded financing.
Although no proceeds were received by the Company in conjunction with such promissory note, under the terms of the sale, the Buyer assumed such promissory note. Accordingly, upon consummation of such sale on March 2, 1998, the Company was relieved of all Pre-Closing Financing obligations.

     On June 30, 1998, the Company restructured its obligations to Bryanston by extinguishing its notes payable of $7,800, $1,399 (see Note 5) and $432 (see
Note 8), plus accrued interest on the notes aggregating $3,098, in exchange for the issuance of 135 shares of preferred stock, series C (see Note 9) and a $3,000 mortgage note on the Company's idle gaming vessel.

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                (In thousands, except for per share data)


Note 7. Accounts Payable and Accrued Expenses

     At December 31, 1998 and 1997, accounts payable and accrued expenses are comprised of the following:


                                                       1998          1997
     Construction. . . . . . . . . . . . . . . . . .$     --     $  1,021
     Insurance . . . . . . . . . . . . . . . . . . .     227          273
     Accrued professional fees . . . . . . . . . . .     250          634
     Accrued property taxes. . . . . . . . . . . . .                  492
     Accrued interest. . . . . . . . . . . . . . . .       4        2,219
     Other . . . . . . . . . . . . . . . . . . . . .     390        3,149
                                                    --------     --------
                                                         871        7,788
     Less amount included in net assets held for
       sale                                                         1,937
                                                    --------     --------
                                                    $    871     $  5,851
                                                    ========     ========

     Accounts payable of $280 has been reclassified to other long-term liabilities as of December 31, 1998, as they are not expected to be paid during 1999.

Note 8. Commitments, Contingencies and Related Party Transactions

     In September 1993, the Company's former hotel management subsidiary, Alpha Hotel Management Company, Inc. ("Alpha Hotel") entered into a Service Agreement and an Expense Reimbursement Agreement with Bryanston. Under the Service Agreement, Alpha Hotel supplied services for the management of hotels and motels. Service fees were generated based upon a percentage of hotel and motel revenues, as defined in the respective agreements. Between 1994 and 1996, Alpha Hotel managed approximately fourteen to twenty hotels and motels. Pursuant to the terms of the Expense Reimbursement Agreement, the Company reimbursed Bryanston for direct payroll and related costs for use of certain office space and its share of office expenses. In December 1996, the Company sold 100% of the common stock of Alpha Hotel to Bryanston for $3,000 (see Note 12).

     The Company was obligated under a $20,000 non-revolving promissory note with Bryanston. The note bore interest at the prime rate plus 2% and was payable at the lesser of the outstanding principal amount or $2,000 per annum through December 31, 1999. Beginning in 1996, interest was due and payable monthly and the 1996 interest accrued on the note ($503) was payable on the note's maturity date, December 2000. Additionally, commencing May 1, 1996 and for each of the three years thereafter, the Company was required to make additional principal payments equal to "Available Cash Flow of Maker" as defined in the note. In June 1996 and September 1997, the Company issued 661 and 83 shares, respectively, of its preferred stock in settlement of $19,165 and $2,000, respectively, of the note. As a result of the June 1996 settlement, the Company was charged a five percent transaction fee of $958, which was converted into 33 shares of the Company's preferred stock. Additionally, in December 1996, the Company was relieved of $306 (which included accrued interest of $90) of the note, in partial consideration for Bryanston's purchase of Alpha Hotel (see Note
12).Pursuant to the Company's restructuring of its obligations to Bryanston (see
Note 6), the June 30, 1998 principal balance of $432 and accrued interest of $507 were extinguished.

      In March 1997, the Company reached settlement terms in a dispute over alleged past due and future accelerated rentals and other costs under an operating lease relative to real property located in Lakeshore, Mississippi. The settlement and early termination of the operating lease resulted in a $541 charge to operations for the year ended December 31, 1996.

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                (In thousands, except for per share data)


Note 8. Commitments, Contingencies and Related Party Transactions (CONTINUED)

     The Company was obligated under a tidelands lease which provided for a mooring site for the Company's idle gaming vessel in Lakeshore, Mississippi. Pursuant to a lease termination and mutual release agreement, the State of Mississippi terminated the lease for a settlement of approximately $91.
In August 1998, under the terms of the agreement, the Company removed all structures and equipment remaining on this site. Subsequently, the Company relocated the vessel to a terminal in Mobile Alabama, where it's obligated under a month to month lease.

     The Company is obligated under operating leases relative to real property ] and equipment expiring through 2003. Future aggregate minimum annual rental payments under all of these leases are as follows:


     Years Ending December 31:
       1999. . . . . . . . . . . . . . . . . . . . .  $   353
       2000. . . . . . . . . . . . . . . . . . . . .      348
       2001. . . . . . . . . . . . . . . . . . . . .      362
       2002. . . . . . . . . . . . . . . . . . . . .      375
       2003. . . . . . . . . . . . . . . . . . . . .      353
       Thereafter. . . . . . . . . . . . . . . . . .      257
                                                     --------
                                                      $ 2,048


     The Company, through its wholly-owned subsidiary Alpha Monticello, is party to a General Memorandum of Understanding (the "Memorandum") with Catskill Development, LLC ("Catskill") (the "Parties") dated December 1, 1995, which, among other things, provides for the establishment of Mohawk Management, LLC ("Mohawk"), a New York limited liability company, for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the St. Regis Mohawk Indian Tribe (the "Tribe"). The Memorandum also sets forth the general terms for the funding and management obligations of Catskill (25% owned by Bryanston) and Alpha Monticello, respectively, with regard to Mohawk. In January 1996, Mohawk was formed with each of Catskill and Alpha Monticello owning a 50% membership. On July 31, 1996, Mohawk entered into a Gaming
Facility Management Agreement with the Tribe (the "Management Contract") for the management of a casino to be built on the current site of Monticello
Raceway in Monticello, New York (the "Monticello Casino"). Among other things, the Management Contract provides Mohawk with the exclusive right to manage the Monticello Casino for seven (7) years from its opening and to receive certain management fees. In accordance with Federal law, this agreement is subject to final approval by the National Indian Gaming Commission. By its terms, the Memorandum between Catskill and Alpha Monticello terminated December 31, 1998, since all of the governmental approvals necessary for the construction and operation of the Monticello Casino were not obtained by Mohawk. The Management Contract between Mohawk and the Tribe contains no such provision. Additionally, the Memorandum is silent as to the effect of such expiration to the continued existence of Mohawk, the Parties' respective 50% ownership therein and the Management Contract. As of the date hereof, all such approvals have not been obtained. On December 28, 1998, Alpha Monticello filed for arbitration, as prescribed by the Memorandum, to resolve any disputes by the Parties. The Company is seeking a determination from the arbitrator that the termination of the Memorandum merely means that the funding obligations of the Parties have expired and that Mohawk remains a viable entity with both
Alpha Monticello and Catskill as 50% owners. On or about February 8, 1999, Catskill submitted its response to Alpha Monticello's Demand for Arbitration. Thereafter, the Parties' counsels informed the American Arbitration Association (the "AAA") that the Parties were engaged in settlement discussion, and the AAA agreed to stay further proceedings in the arbitration until April 22, 1999. Included in deposits and other assets as of December 31, 1998 and 1997, the Company capitalized $1,366 and $1,291, respectively, towards the design, architecture and other costs of the development plans for the casino.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                        (in thousands, except for per share data)

Note 8. Commitments, Contingencies and Related Party Transactions (CONTINUED)

     The Company is obligated under an employment contract with its Chairman and Chief Executive Officer. Under this agreement, the Company accrues deferred compensation of $250 per year. The agreement is automatically renewable for successive twelve month periods, unless either party shall advise the other on ninety days written notice of their intention not to extend the term of the employment. In the event of termination of employment, the terminated officer will be retained to provide consulting services for two years at $175 per annum.


              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                (In thousands, except for per share data)

Note 8. Commitments, Contingencies and Related Party Transactions (CONTINUED)

     Included in restricted cash at December 31, 1998 is $1,256 pledged as collateral on behalf of the Chairman and Chief Executive Officer of the Company. Although not currently anticipated, any drawing upon such cash will be recorded as a reduction in the balance of deferred compensation payable to the Chairman and Chief Executive Officer. As of December 31, 1998, deferred compensation payable to the Chairman and Chief Executive Officer, included in accrued payroll and related liabilities, is approximately $1,279.

     Directors of the Company performed consulting services during the years ended December 31, 1998, 1997 and 1996 amounting to $58, $195 and $176, respectively.

     To comply with State requirements regarding the Company's 25% partnership interest in Greenville Casino Partners, L.P., the Company has received a finding of suitability from the Mississippi Gaming Commission. The Company's finding of suitability has a term of two years and is subject to renewal in October 1999.

     In January 1996, Alpha Gulf was named as a defendant in an action brought in the Circuit Court of Hinds County, Mississippi (Amos v. Alpha Gulf Coast, Inc.; Batiste v. Alpha Gulf Coast, Inc., Ducre v. Alpha Gulf Coast, Inc.; Johnston v. Alpha Gulf Coast, Inc.; Rainey v. Alpha Gulf Coast, Inc.). Based on the theory of "liquor liability" for the service of alcohol to a customer, the plaintiffs alleged that on January 16, 1996, a vehicle operated by Mr. Amos collided with a vehicle negligently operated by Mr. Rainey, an individual that was allegedly served alcoholic beverages by Alpha Gulf. Plaintiffs alleged that they suffered personal injuries and seek compensatory damages aggregating $17,100 and punitive damages aggregating $37,500. The ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements. The Company believes that the risk referred to in this paragraph is adequately covered by insurance.

     The Company is a party to various other legal actions which arise in the normal course of business. In the opinion of the Company's management, the resolution of these other matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

     On March 2, 1998, the Company entered into a supervisory hotel management agreement with the Buyer (see Note 3) for a term of ten years, whereby the Company will receive $100 per annum for management services, payable monthly. Supervisory management fees earned for the period March 2, 1998 through December 31, 1998 amount to $83.

     On May 12, 1998, subject to shareholder approval, the Company approved annual compensation to each of the three outside directors of $6 per annum plus the option to purchase 25 shares, along with 15 shares for each committee served upon, of the Company's common stock at the current market price (see
Note 10). Compensation expense to the three outside directors for the year ended December 31, 1998, amounted to $12.

     On September 15, 1998, $250 was advanced to Southern Classic, Inc. ("Southern") pursuant to a 9 1/4% promissory note maturing January 30, 1999. Southern defaulted on its payment in January 1999 and filed for bankruptcy in February 1999. Accordingly, a $250 reserve has been recorded as of December 31, 1998. A member of the Board of Directors of the Company formerly served as Southern's Chief Financial Officer.

    A director of the Company is a partner in a law firm which provides legal services to the Company. Fees to such firm in the year ended December 31, 1998, has been recorded at approximately $200, related to general corporated matters.

                    ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                         (in thousands, except for per share data)

Note 8. Commitments, Contingencies and Related Party Transactions (CONTINUED)

     The Company is involved in a dispute with the Buyer regarding certain claims and the assumption of liabilities pursuant to the terms of the Asset Purchase Agreement dated December 17, 1997. The Company claims the Buyer is liable for certain liabilities relating to employees' vacation pay, health insurance benefits and certain accounts payable. The Buyer's claims against the Company are for the Company's alleged breach of warranties with respect to the condition of the assets purchased, alleged failure to continue operating the casino in the normal course of business through the date of sale and alleged failure to pay certain accounts payable. Management is pursuing vigorously both recovery of its claims and its contest of the Buyer's claims. Although a ruling from an arbitrator is not expected for another three to five months, the Company and its counsel believe that, based on information presently available, the arbitrator will find the aggregate claims of the Company exceed the aggregate claims of the Buyer, and that the arbitrator will enter an award in favor of the Company.

Note 9. Stockholders' Equity

     In 1996, the Company issued 701 shares of its common stock related to certain restructured equipment notes and 75 shares of its common stock related to a convertible promissory note. Additionally, in consideration for 1995 services provided to the Company, the Company issued 348 shares of its common stock, with a fair value of $1,600, to Bryanston in 1996.

     In June 1996, the Company issued 661 and 42 shares of its preferred stock, series B, in settlement of $19,165 and $1,222, respectively, of its unsecured debt with Bryanston and an unrelated third party (see Notes 6 and 8). The Company was charged a five percent transaction fee of $1,019, which was converted into 35 shares of the Company's preferred stock. The conversion rate was based on the fair market value of the Company's common stock at the date of conversion ($3.625). In September 1997, an additional 83 shares of the Company's preferred stock, series B, was issued in settlement of $2,000 of the unsecured debt with Bryanston.

     In March 1997, the Company sold 571 shares of its common stock for $1,000.

     In April 1997, the Company issued 200 shares of its common stock for $506 in settlement of a note payable and related accrued interest. Additionally, during 1997, the Company issued 157 shares of its common stock for $511 in settlement of certain accounts payable and accrued expenses.

     The Company's cumulative preferred stock, series B, has voting rights of one vote per preferred share, is convertible to eight shares of common stock for each share of preferred stock and carries a dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event the dividend is not paid at the end of the Company's fiscal year (December 31), the dividend will be payable in common stock. On December 17, 1997, the Company declared a 1996 dividend of $ 1,391, payable in 777 shares of the Company's common stock, which was issued in April 1998. On May 12, 1998, the Company declared a 1997 dividend of $2,861, payable in approximately 1,480 shares of common stock, which were issued in January 1999. As of December 31, 1998, dividends in arrears on the cumulative preferred stock, series B, amounted to approximately 2,065 shares.

     On June 30, 1998, the Company issued 135 shares of cumulative preferred stock, series C, in settlement of certain obligations to Bryanston (see Note
6). The preferred stock, series C, has voting rights of twenty-four votes per preferred share, is convertible to twenty-four shares of common stock and carries a dividend of $5.65 per share. In addition, the terms of the preferred shares include a provision allowing the Company the option of calling the preferred shares based upon the occurrence of certain capital events which realize a profit in excess of $5,000. In the event the dividend is not paid by the end of the Company's fiscal year, the dividend will be payable in common stock. As of December 31, 1998, dividends in arrears on the cumulative preferred stock, series C, amounted to approximately 255 shares.

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                (In thousands, except for per share data)

Note 10. Stock Options and Warrants

1993 Stock Option Plan
     In June 1993, the Company's Board of Directors adopted the 1993 Stock Option Plan (Plan) providing for incentive stock options ("ISO") and non-qualified stock options ("NQSO"). The Company has reserved 900 shares of common stock for issuance upon the exercise of options to be granted under the Plan. The exercise price of an ISO or NQSO will not be less than 100% of the fair market value of the Company's common stock at the date of the grant. Pursuant to the Plan, in 1993 the Company granted options to purchase an aggregate of 385 shares of common stock at an exercise price of $3.25 per share. Additionally, in 1993, the Company granted options to purchase an aggregate of 24 shares of common stock at an exercise price of $11.50. In 1998, the Company granted additional options to purchase 385 shares of common stock at a price of $1.063 per share. The maximum term of each option granted under the Plan is ten years, however, options granted to an employee owning greater than 10% of the Company's common stock will have a maximum term of five years. As of December 31, 1998, no options under this Plan were exercised.

     In December 1998, the Company determined that the purposes of the Plan were not being adequately achieved with respect to those employees and consultants holding options that were exercisable at prices above current market value and that it was in the best interests of the Company and its shareholders that the Company retain and motivate such employees and consultants. Therefore, in order to provide such optionees the opportunity to exchange their above market value options for options exercisable at the current market value, the Company repriced the outstanding options under the Plan to $1.063, the closing NASDAQ bid price on December 12, 1998.

Other Stock Options
     In October 1993, the Company entered into an option agreement with an unrelated party whereby the unrelated party received an option, which expired on October 31, 1998, to purchase 600 shares of the Company's common stock at an exercise price of $14 per share.

     In 1994, the Company granted to a former director, options to purchase 50 shares of its common stock at an exercise price of $5.00, which can be exercised any time up to October 1, 1999. As of December 31, 1998, these options were not exercised.

     In December 1995, the Company granted to Bryanston an option to acquire 348 shares of the common stock at an exercise price per share equal to the closing NASDAQ bid price as of December 4, 1995 ($5.375 per share). The option expires on December 4, 2000. As of December 31, 1998, the option was not exercised.

     Pursuant to the compensation of its three outside directors (see note 8) and subject to shareholder approval, in 1998, the Company granted options to purchase an aggregate of 270 shares of its common stock at an exercise price of $1.063, which can be exercised any time up to 2008. The amount granted represents options to purchase an aggregate amount of 135 shares per year, for services rendered and to be rendered for 1998 and 1999, respectively. As of December 31, 1998, none of these options were exercised.

     In December 1998, the Company granted the Company's Chairman of the Board, options to purchase 250 shares of common stock at an exercise price of $1.063, which can be exercised at any time. As of December 31, 1998, none of these options were exercised.

Warrants
     In conjunction with its November 1993 initial public offering, the Company issued 863 redeemable common stock purchase warrants at $.10 per warrant. Each warrant entitled the holder to purchase one share of common stock at the exercise price of $12.00, commencing in November 1993 until November 1998. In September 1998, the expiration date was extended to December 31, 2001 and the exercise price was amended to $4.00 through December 31, 2000 and to $6.00 through December 31, 2001. As of December 31, 1998, no warrants were exercised.

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                (In thousands, except for per share data)

Note 10. Stock Options and Warrants (continued)

Pro forma Information
     The Company complies with the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Company's Plans. Had compensation cost for the Company's Plans been determined based on the fair value at the grant date of awards in the years ended December 31, 1998, 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net loss from continuing operations and net loss per common share from continuing operations would have been increased to the pro forma amounts indicated below:

                                    1998           1997       1996
     Loss from
       continuing operations,
        as reported. . . . . . .  $ (16,260)    $  (3,165) $ (26,309)
     Loss from continuing
       operations, pro forma. . .   (17,473)        (3,490)  (26,634)
     Loss per common share from
       continuing operations,
       basic, as reported. . . . .    (1.09)          (.23)    (1.98)
     Loss per common share from
       continuing operations, basic,
       pro forma . . . . . . . . .    (1.17)          (.25)    (2.01)


     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Loss from continuing operations, as reported, has been adjusted to reflect the deduction of dividends on preferred stock to arrive at loss from continuing operations applicable to common shares. Diluted earnings per share amounts are not presented because they are anti-dilutive.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998; risk-free interest rate of five percent; no dividend yield; option life of ten years and volatility of 100%.

Note 11. Income Taxes

     The Company and all of its subsidiaries file a consolidated federal income tax return. At December 31, 1998 and 1997, the Company's deferred income tax asset is comprised of the tax benefit (cost) associated with the following items based on the statutory tax rates currently in effect:


                                             1998           1997
     Pre-opening costs expensed for
       financial reporting and
       amortized over five years for
       tax purposes. . . . . . . .       $     --       $    560
     Net operating loss
       carryforwards. . . . . . . .         18,386        17,599
     Depreciation. . . . . . . . .                          (414)
     Differences between financial
       and tax bases of assets
       and liabilities . . . . . . .         7,686         5,252
     Other . . . . . . . . . . . . .           396           271
                                         ---------      ---------
     Deferred income tax asset,
       gross. . . . . . . . . . .  .        26,468        23,268
     Valuation allowance . . . . . .       (26,468)      (16,893)
                                         ---------      ---------
     Deferred income tax asset, net.     $      --      $  6,375
                                         =========      =========

     The Company's $6,375 deferred tax benefit in 1997 represents the reversal of previously established valuation allowances due to the anticipated 1998 utilization of the Company's net operating loss carryforwards to offset the taxable gain on the sale of assets (see Note 3). The tax gain exceeded the financial statement gain due to the differences between the financial statement and tax bases of Alpha Gulf's assets. During 1998, upon termination of its obligation under a lease in Lakeshore, Mississippi (see Note 8), the Company exercised a tax write-off of leasehold and improvements, written-off for book purposes in 1996 (see Note 4). The tax write-off and 1998 losses exceeded the tax gain generated by the sale of assets. Consequently, the Company did not utilize any of its net operating loss carryforwards during 1998. These event skewed deferred taxes (benefit) in relationship to loss from continuing operations before deferred taxes (benefit) in the years ended December 31, 1998 and 1997.

               ALPHA HOSPTIALITY CORPORATION AND SUBSIDIARIES

                     (In thousands, except for per share data)

Note 11. Income Taxes (CONTINUED)

     As of December 31, 1998, the Company has available for federal income tax purposes, a net operating loss carryforward of approximately $45,966 expiring in the years 2008 through 2018.


Note 12.  Discontinued Operations

     On December 31, 1996, the Company sold its hotel management subsidiary, Alpha Hotel, to Bryanston for $3,000 and realized a $2,849 gain. Such transaction resulted in a reduction of the Company's debts to Bryanston (see
Note 8). Summary operating results of discontinued operations, excluding the above gain, for the year ended December 31, 1996 is as follows:

     Net sales . . . . . . . . . . . . . . . . . . . .          $   1,992
     Cost of sales . . . . . . . . . . . . . . . . . .              1,347
                                                                ---------
     Income from operations of discontinued hotel
       management operation before intercompany
       charge . . . . . . . . . . . . . . . . . . . . .         $     645
                                                                =========


Note 13.  Earnings (Loss) Per Common Share

     At December 31, 1998, 1997 and 1996, weighted average common shares outstanding applicable to diluted earnings per share is computed as follows:

                                                         1998    1997     1996
Weighted average common shares outstanding, basic. . .  14,966  14,124   13,248
Shares applicable to convertible preferred stock . . .           6,568    5,904
                                                        ------  ------   ------
                                                        14,966  20,692   19,152
                                                        ======  ======   ======

     Unexercised stock options and warrants to purchase 2,575 shares of the Company's common stock and preferred stock, series B and C, convertible into 9,808 shares of the Company's common stock, as of December 31, 1998, were not included in the computations of diluted earnings (loss) per common share because they are anti-dilutive.

     Unexercised stock options and warrants to purchase 2,270 shares of the Company's common stock, as of December 31, 1997 and 1996, were not included in the computations of diluted earnings (loss) per common share because the exercise prices were greater than the average market prices of the Company's common stock during the respective years.

                                                                 SCHEDULE II


              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                    VALUATION AND QUALIFYING ACCOUNTS
              Years Ended December 31, 1998, 1997 and 1996
                (In thousands, except for per share data)


                                               Additions
                                  Balance at   Charged to  Charged                  Balance
                                  Beginning    Costs and   to Other                 at End
     Description                  of Year      Expenses    Accounts   Deductions    of Year
Year Ended December 31, 1996:    $    354         211           --         38          527
  Allowance for doubtful
    accounts

Year Ended December 31, 1997:    $    527         108           --         --          635
   Allowance for doubtful
     accounts

Year Ended December 31, 1998:
   Allowance for doubtful
     accounts                   $    635           --           --          --          635

Year Ended December 31, 1998:
 Allowance for doubtful note    $      0          250           --          --          250
