Form 10-Q
period 1999-03-31
ALPHA HOSPITALITY CORP
filed 1999-05-11
CIK 906780

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q



Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999



Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934


Commission file number 1-12522

                    ALPHA HOSPITALITY CORPORATION
       (Exact name of registrant as specified in its charter)

                    Delaware                             13-3714474
           (State or other jurisdiction of  (I.R.S. Employer Identification
           incorporation or organization)               number)


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

May 11, 1999.


         Common Stock, $0.01 par value 16,788,228 shares

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                                INDEX


PART   I               FINANCIAL INFORMATION           PAGE NO.

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets March 31, 1999 and
            December 31, 1998 . . . . . . . . . . . . .     1

          Consolidated Statements of Operations Three Months Ended
            March 31, 1999 and 1998 . . . . . . . . . .     2

          Consolidated Statements of Cash Flows Three Months Ended
            March 31, 1999 and 1998 . . . . . . . . . .     3-4

          Notes to Consolidated Financial Statements  .     5-9

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . .    10-14




PART II                                        OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .        15

          Signatures . . . . . . . . . . . . . . . . . .        16


All items that are not applicable or to which the answer is negative have been omitted from this report.

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                 (in thousands, except per share data)


                                                 March 31,     December 31,
                                                    1999          1998
                                ASSETS
CURRENT ASSETS:
  Cash, including restricted cash of $1,621
     and $1,619 in
     1999 and 1998, respectively. . . . . .$        2,925 $        3,837
  Other current assets. . . . . . . . . . .           205            179
     Total current assets                           3,130          4,016

PROPERTY AND EQUIPMENT, net . . . . . . . .         4,619          4,630

DEPOSITS AND OTHER ASSETS . . . . . . . . .         1,639          1,550
                                           $        9,388 $       10,196


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Long-term debt, current maturity . . . . $        1,000     $    1,000
  Accounts payable and accrued expenses. .            695            871
  Accrued payroll and related liabilities.          1,743          1,774
     Total current liabilities . . . . . .          3,438          3,645

LONG-TERM DEBT, less current maturity. . .          1,002          1,108

OTHER LIABILITIES. . . . . . . . . . . . .            280            280

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 25,000
     shares authorized, 16,788 and
     15,183 issued in 1999 and 1998,
     respectively                                     168            152
  Preferred stock, 1,000 shares authorized:
     Series B, $.01 par value, 821 issued.              8              8
     Series C, $.01 par value, 135 issued.              1              1
  Common stock payable . . . . . . . . . .                         2,861
  Capital in excess of par value . . . . .         75,216         72,371
  Accumulated deficit. . . . . . . . . . .       (70,725)        (70,230)
     Total stockholders' equity. . . . . .          4,668          5,163
                                           $        9,388  $      10,196







      See accompanying notes to consolidated financial statements

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
              (in thousands, except  for per share data)

                                              Three Months Ended
                                                   March 31,
                                             1999            1998
REVENUES:
  Casino                      . . . .      $               $   4,923
  Food and beverage, retail and other . . .       43             131
     Total revenues . . . . . . . . . . . .       43           5,054

COSTS AND EXPENSES:
  Casino                           . . . .                     1,901
  Food and beverage, retail and other . . .                       91
  Selling, general and administrative . . .      328           3,078
  Interest                            . . .       42             720
  Depreciation and amortization . . . . . .       11             869
  Development costs . . . . . . . . . . . .      157              63
     Total costs and expenses . . . . . . .      538           6,722

OTHER INCOME (LOSS):
  Loss from equity investee . . . . . . . .                     (177)
  Gain on sale of assets. . . . . . . . . .                    6,525
     Total other income, net. . . . . . . .                    6,348

INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE DEFERRED INCOME TAX  . . . . . .     (495)          4,680

DEFERRED INCOME TAX . . . . . . . . . . . .                    6,375

NET LOSS                           . . . . $    (495)    $    (1,695)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.   16,717          14,406

NET LOSS PER COMMON SHARE, COMMON AND
     DILUTED. . .                          $    (.03)    $      (.12)



















      See accompanying notes to consolidated financial statements

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                            (in thousands)


                                                  Three Months Ended
                                                       March 31,
                                               1999                 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  $   (495)        $     (1,695)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
       Depreciation and amortization. . . .      11                  869
       Deferred tax . . . . . . . . . . . .                        6,375
       Loss from equity investee. . . . . .                          177
       Gain on sale of assets . . . . . . .                       (6,525)
       Changes in operating assets and
         liabilities:
          Decrease in accounts receivable .                           15
          Decrease in prepaid insurance . .                          156
          Increase in inventories . . . . .                          (19)
          (Increase) decrease in other
             current assets. .                  (26)                  78
          Decrease in accounts payable and
             accrued expenses.                 (176)              (1,983)
          Increase (decrease) in accrued
             payroll and related
             liabilities. . . . .               (31)                  69

NET CASH USED IN OPERATING ACTIVITIES. . . .   (717)              (2,483)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets . . . . . . .                      11,800
  Payments for hotel construction costs. . .                      (1,100)
  Cash from hotel construction escrow. . . .                       1,700
  Payments for deposits and other assets. . .   (89)                 (90)

NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES . .  .  .  .  .  .  .  .  .  .     (89)              12,310

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments to affiliate . . . . . . . . . .                       (2,826)
  Payments on long-term debt. . . . . . . .    (106)                 (32)

NET CASH USED IN FINANCING ACTIVITIES . . .    (106)              (2,858)

NET INCREASE (DECREASE) IN CASH . . . . . .    (912)               6,969

CASH, beginning of period . . . . . . . . .   3,837                2,211

CASH, end of period . . . . . . . . . . . . $ 2,925          $     9,180










      See accompanying notes to consolidated financial statements

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                            (in thousands)

                                                    Three Months Ended
                                                        March 31,
                                                 1999               1998
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION, cash paid for
  interest during the period                 $     36           $     61

SUPPLEMENTAL SCHEDULES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Non-cash consideration received in
  exchange for the sale of assets:
     Investment in Buyer                                        $  8,500

     Assumption by Buyer of the net
       proceeds of pre-financing                                $ 17,900

     Assumption by Buyer of certain
       accounts payable, accrued expenses,
       payroll liabilities and a capital
       lease obligation                                         $  2,000

































      See accompanying notes to consolidated financial statements

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                           (in thousands)


NOTE 1 - NATURE OF BUSINESS

    Alpha Hospitality Corporation (the "Company"), incorporated in Delaware on March 19, 1993, through its subsidiaries, owned and operated a gaming vessel and constructed an adjacent hotel in Greenville, Mississippi. On March 2, 1998, the Company sold these assets to Greenville Casino Partners, L.P. (Buyer). Included in the consideration, the Company received a 25% partnership interest in Buyer, whose assets include an additional casino and hotel located in Greenville, Mississippi. The Company's current operations include investigating and pursuing the development of potential new gaming operations in New York, the potential acquisitions of manufactured housing, restaurant and gaming operations and the potential acquisition or development of other business operations.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

    Financial Statements - The accompanying unaudited consolidated financial statements of Alpha Hospitality Corporation and subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles. All adjustments that are of a normal and recurring nature and, in the opinion of management, necessary for a fair presentation have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1998, included in the Company's 1998 Form 10-K.

    Operations and Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    Investment - The Company's 25% partnership interest in Buyer is being accounted for under the equity method of accounting.

    Cash - The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

    Casino Revenue - Casino revenue is the net win from gaming activities, which is the difference between gaming wagers less the amount paid out to patrons.

    Promotional Allowances - Promotional allowances primarily consist of food and beverage furnished gratuitously to customers. Revenues do not include the retail amount of food and beverage of $496 for the three months ended March 31, 1998, provided gratuitously to customers. The cost of these items was $224 for the three months ended March 31, 1998.

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

    Reclassifications - Certain amounts have been reclassified in 1998 to conform to the 1999 presentation.

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                            (in thousands)


NOTE 3 - PROPERTY AND EQUIPMENT

  Details of property and equipment at March 31, 1999 and December 31, 1998 are as follows:


                                                 1999        1998
     Boat, barge and improvements. . . . .   $   4,940    $    4,940
     Leasehold improvements. . . . . . . .          82            82
     Gaming equipment. . . . . . . . . . .       3,023         3,023
     Furniture, fixtures and equipment . .       1,834         1,834
                                                 9,879         9,879
  Less accumulated depreciation and
    amortization. .  .  .  .  .  .  .  .  .      5,260         5,249
                                             $   4,619    $    4,630


NOTE 4 - LONG-TERM DEBT

  Long-term debt at March 31, 1999 and December 31, 1998 is comprised of the following:

                                          Interest
                                          Rate          1999         1998
     Mortgage note payable to
       Bryanston, an affiliate,
       collateralized by the
       Company's idle gaming vessel
       with interest payable monthly
       and principal payments
       not to exceed $1,000 per annum,
       with any unpaid balance due at
       maturity in April 2005. .              8%   $     2,002     $    2,108
                                                         2,002          2,108
     Less current portion . . . . .                      1,000          1,000
                                                   $     1,002     $    1,108

     Aggregate future required principal payments are approximately as follows:

     Years ending March 31:
       2000. . . . . . . . . . . . . . . . .   $      1,000
       2001. . . . . . . . . . . . . . . . .          1,000
       2002 and thereafter . . . . . . . . .              2
                                               $      2,002


             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                            (in thousands)

NOTE 5 - ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

     At March 31, 1999 and December 31, 1998, accounts payable and other accrued expenses are comprised of the following:


                                            1999            1998
     Insurance . . . . . . . . . . .      $    180         $   227
     Accrued professional fees . . .           150             250
     Accrued interest. . . . . . . .             9               4
     Other . . . . . . . . . . . . .           356             390
                                          $    695         $   871

NOTE 6 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

     The Company's idle gaming vessel previously located in Lakeshore, Mississippi was relocated in 1998 to a terminal in Mobile, Alabama, where it is currently moored under a month to month lease.

     The Company, through its wholly- owned subsidiary Alpha Monticello, Inc. ("AMI"), is party to a General Memorandum of Understanding (the "Memorandum") with Catskill Development, LLC ("CDL"), and collectively with AMI, (the "Parties") dated December 1, 1995, which, among other things, provides for the establishment of Mohawk Management, LLC ("MML"), a New York limited liability company for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the St Regis Mohawk Indian Tribe (the "Mohawk Tribe"). The Memorandum also sets forth the general terms for the funding and management obligations of CDL (25% owned by Bryanston) and AMI, respectively, with regard to MML. In January 1996, MML was formed with each of CDL and AMI owning a 50% membership interest in MML. On July 31, 1996, MML entered into a Gaming Facility Management agreement with the Mohawk Tribe (the "Management Contract") for the management of a casino to be built on the current site of Monticello Raceway in Monticello, New York (the "Monticello Casino"). Among other things, the Management Contract provides MML with the exclusive right to manage the Monticello Casino for seven (7) years from its opening and to receive certain management fees for the provision of such service. In accordance with Federal law, this agreement is subject to final approval by the National Indian Gaming Commission. By its terms, the Memorandum between CDL and AMI terminated on December 31, 1998, since all of the governmental approvals necessary for the construction and operation of the Monticello Casino were not obtained by MML. The Management Contract between MML and the Mohawk Tribe contains no such provision. Additionally, the Memorandum is silent as to the effect of such expiration on the continued existence of MML, the Parties respective 50% ownership therein and the Management Contract. As of the date hereof all such approvals have not been obtained. On December 28, 1998, AMI filed for arbitration, as prescribed by the Memorandum, to resolve any disputes by the Parties. The Company is seeking a determination from the arbitrator that the termination of the Memorandum merely means that the funding obligations of the Parties have expired and that MML remains a viable entity with both AMI and CDL as 50% owners. On or about February 8, 1999, CDL submitted its response to AMI's demand for arbitration. Thereafter, the Parties' counsels informed the American Arbitration Association (the AAA") that the Parties were engaged in settlement discussions, and the AAA agreed to stay further proceedings in the arbitration until May 21, 1999. Included in deposits and other assets as of March 31, 1999 and December 31, 1998, the Company capitalized $1,366 towards the design, architecture and other costs of the development plans for the Monticello Casino.

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                           (in thousands)


NOTE 6 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

     The Company is obligated under an employment contract with its Chairman and Chief Executive Officer. Under this agreement, the Company will accrue deferred compensation of $250 per year. The agreement is automatically renewable for successive twelve-month periods, unless either party shall advise the other on ninety days written notice of his or its intention not to extend the term of the employment. In the event of termination of employment, the terminated officer will be retained to provide consulting services for two years at $175 per annum.

     Included in restricted cash at March 31, 1999, is $1,256 pledged as collateral on behalf of the Chairman and Chief Executive Officer of the Company. Although not currently anticipated, any drawing upon such cash will be recorded as a reduction in the balance of deferred compensation payable to the Chairman and Chief Executive Officer. As of March 31, 1999, deferred compensation payable to the Chairman and Chief Executive Officer is approximately $ 1,341.

     To comply with State requirements regarding the Company's 25% partnership interest in Greenville Casino Partners, L.P., the Company has received a finding of suitability from the Mississippi Gaming Commission. The Company's finding of suitability has a term of two years and is subject to renewal in October 1999.

     In January 1996, Alpha Gulf was named as a defendant in an action brought in the Circuit Court of Hinds County, Mississippi (Amos v. Alpha Gulf Coast, Inc.; Batiste v. Alpha Gulf Coast, Inc.; Ducre V. Alpha Gulf Coast, Inc.; Johnston v. Alpha Gulf Coast, Inc.; Rainey v. Alpha Gulf Coast, Inc.).
Based on the theory of "liquor liability" for the service of alcohol to a customer, plaintiffs alleged that on January 16, 1995, a vehicle operated by Mr. Amos collided with a vehicle negligently operated by Mr. Rainey, an individual who was allegedly served alcoholic beverages by Alpha Gulf. Plaintiffs alleged that they suffered personal injuries and seek compensatory damages aggregating $17,100 and punitive damages aggregating $37,500.
The ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for liability to the Company, that may result upon adjudication, has been made in the accompanying consolidated financial statements. The Company believes that the risk referred to in this paragraph is adequately covered by insurance.

     The Company is involved in a dispute with Buyer regarding certain claims and the assumption of liabilities pursuant to the terms of the Asset Purchase Agreement dated December 17, 1997. The Company claims Buyer is liable for certain liabilities relating to employees' vacation pay, health insurance benefits and certain accounts payable. Buyer's claims against the Company are for the Company's alleged breach of warranties with respect to the condition of the assets purchased, alleged failure to continue operating the casino in the normal course of business through the date of sale and alleged failure to pay certain accounts payable. Management is pursuing vigorously both recovery of its claims and its contest of Buyer's claims. Although a ruling from an arbitrator is not expected for another three to five months, the Company and its counsel believe that, based on information presently available, the arbitrator will find the aggregated claims of the Company exceed the aggregate claims of Buyer, and the arbitrator will enter an award in favor to the Company.

     The Company is a party to various other legal actions that arise in the normal course of business. In the opinion of the Company's management, the resolution of these other matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

     On March 2, 1998, the Company entered into a supervisory hotel management agreement with Buyer (see Note 1) for a term of ten years whereby the Company will receive $100 per annum for management services, payable monthly. Supervisory management fees earned for the three months ended March 31, 1999 and 1998, amounted to $25 and $8, respectively.

     On May 12, 1998, subject to shareholder approval, the Company approved annual compensation to each of the three outside directors of $6 per annum plus the option to purchase 25 shares, along with 15 shares for each committee served upon, of the Company's common stock at the current market price. Compensation expense to the three outside directors for the three months ended March 31, 1999, amounted to $4.

          ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                           (in thousands)

NOTE 6 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

     A director of the Company is a partner in a law firm that provides legal services to the Company. Fees to such firm in the three months ended March
31, 1999 and 1998, amounted to $15 and $10 , respectively. All such fees relate to general corporate matters.

NOTE 7 - STOCKHOLDERS' EQUITY

     The change in stockholders' equity during the three months ended March 31, 1999, includes the net loss of $495 and the issuance of 1,605 shares of common stock relative to dividends owing on the Company's preferred stock, series B. Approximately 1,483 of the issued shares of common stock related to the dividends owed with respect to 1997, with the remaining 122 of issued shares to be applied to dividends that are owed with respect to the 1998 dividend.

     The Company's cumulative preferred stock, series B, has voting rights of eight votes per preferred share, is convertible to eight shares of common stock for each share of preferred stock and carries a dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event the dividend is not paid at the end of the Company's fiscal year (December 31), the dividend will be payable in shares common stock. As of March 31, 1999, dividends in arrears on the cumulative preferred, series B stock amounted to 1,943 shares.

     The Company's preferred stock series C, has voting rights of twenty-four votes per preferred share, is convertible to twenty-four shares of common stock for each share of preferred stock and carries a dividend of $5.65 per share. In addition, the terms of the preferred shares include a provision allowing the Company the option of calling the preferred shares based upon the occurrence of certain capital events that realize a profit in excess of $5,000. In the event the dividend is not paid by the end of the Company's fiscal year, the dividend will be payable in shares of common stock. As of March 31, 1999, dividends in arrears on the cumulative preferred stock, series C, amounted to 255 shares.

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)


     The following discussion of the historical consolidated financial condition and results of the operations of the Company should be read in conjunction with the Consolidated Financial Statements and the Notes to such financial statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements, which involves risks and uncertainties primarily relative to the speculative nature of the Company's proposed casino development project and the potential future acquisitions of new business operations including those which have not yet been identified. The Company's actual results may differ significantly from the results discussed in these forward-looking statements.

Results of Operations

     Casino Operations

     On March 2, 1998, the Company sold substantially all of the assets of Alpha Gulf and Greenville Hotel, including the casino barge, boarding barge, related gaming and other equipment, furniture and improvement and related permits, licenses, leases and other agreements to Greenville Casino Partners, L.P. (Buyer). In exchange for such assets, the Company received from Buyer total consideration of $40,200, including approximately $11,800 in cash, the assumption of approximately $2,000 of certain accounts payable, accrued expenses, payroll liabilities and a capital lease obligation, a 25% partnership interest in Buyer and the assumption of the Company's obligations to repay the net proceeds from the December 1997 Pre-Closing Financing of $17,900.

     Alpha Gulf

     The following table sets forth the statements of operations for Alpha Gulf, before intercompany charges, deferred income tax and gain on sale of assets for the three months ended March 31, 1999 and 1998:

                                          Three Months
                                          Ended March 31,
                                        1999          1998
     Revenues:
       Casino  . . . . . . . . .      $           $     4,923
       Food, beverage and other.             3             94
          Total revenues . . . .             3          5,017
     Operating expenses:
       Casino  . . . . . . . . .                        1,901
       Food, beverage and other.                           91
       Selling, general and
         administrative.                   97           2,610
          Total operating expenses.        97           4,602

     Income from operations. . .          (94)            415

     Other expenses:
       Loss from equity investee. .                      (177)
       Interest                 . .                      (610)
       Depreciation and amortization       (6)           (864)
          Total other expenses .           (6)         (1,651)

     Loss before intercompany
       charges, deferred income
       taxes and gain on sale of
       assets . .                     $  (100)      $ ( 1,236)


            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)(CONTINUED)


Three Months Ended March 31, 1999:

  The 1998 activity for casino, food and beverage revenues and expenses represents Alpha Gulf's operation of its Bayou Caddy's Jubilee Casino through the date of its sale on March 2, 1998. Additionally, for the three months ended March 31, 1999, Alpha Gulf did not operate the Bayou Caddy's Jubilee Casino. Accordingly, the 1998 revenues and operating expenses are greater than 1999.

  Selling, general and administrative expenses for the three months ended March 31, 1999, consist of payroll and related expenses of approximately $28, occupancy costs of approximately $14, a general corporate overhead allocation of $44 and other operating expenses of $11.

   Included in the consideration received in exchange for the sale of the Bayou Caddy's Jubilee Casino, Alpha Gulf received a 25% partnership interest in
Buyer whose primary assets include: the Las Vegas Casino, the Bayou Caddy's Jubilee Casino, the Key West Inn and the Greenville Inn and Suites. The combined complement of gaming devices is 25 table games and 800 slots which represents 54.4% of the devices in the Greenville market. The two hotels offer 56 rooms and 41 rooms and suites, respectively. Since the acquisition of substantially all of the assets of Alpha Gulf and Greenville Hotel, management has been advised that Buyer has incurred significant operating losses resulting in a substantial working capital deficiency and partners' deficiency of approximately $1.4 million through December 31, 1998. Buyer decided to temporarily close the Las Vegas Casino in October 1998 in an effort to decrease expenses and improve the operating performance of the Bayou Caddy's Jubilee Casino. Nonetheless, management has been advised that Buyer continues to incur operating losses and anticipates incurring operating losses in 1999. Currently, management has been advised that Buyer plans to reopen the Las Vegas Casino during 1999 if sufficient capital can be raised to allow both of its boats to be operated contiguously under one gaming license. Buyer believes that the contiguous operation of the two casinos will yield increased market share and operating cash flows. Additionally, Management has been advised that Buyer is pursuing other capital sources and modifying its debt service requirements in such a manner to provide additional working capital. However, there can be no assurance that Buyer will be able to attract the necessary capital, modify its debt service requirements or otherwise fund the cost of mooring and operating these boats in a contiguous manner. Furthermore, Buyer's independent public accountants' have issued their reports, dated March 26, 1999, with an explanatory paragraph relating to Buyer's ability to continue as a going concern. In light of these developments and in accordance with its policy on impairment of long-lived assets, the Company adjusted the carrying value of its remaining 25% partnership interest in Buyer to zero during the fourth quarter of 1998.

  Interest expense for the three months ended March 30, 1998, was primarily attributable to the Pre-Closing Financing, amounts due to Bryanston and a capital lease. The Pre-Closing Financing and the capital lease were extinguished in March 1998 with the proceeds from the March 2, 1998 sale of substantially all of the assets of Alpha Gulf and Greenville Hotel. The amounts due to Bryanston were extinguished June 30, 1998, pursuant to a restructuring and refinancing of the Company's debts with Bryanston.

Other Operations:

  In connection with the sale of the hotel on March 2, 1998, the Company entered into a supervisory management agreement with Buyer for a term of ten (10) years whereby the Company will receive $100 per annum for management services. Supervisory management fees earned for the three months ended March 31, 1999 and 1998, amounted to approximately $25 and $8, respectively.

  The Company, through a separate subsidiary, also owns a casino (the Jubilation Casino) previously located in Lakeshore, Mississippi, which has been closed since July 1996. In August 1998, the Company relocated that casino to Mobile, Alabama, where it is being moored at a terminal pursuant to a month to month lease. The Company does not currently have plans to re-open or operate the Jubilation Casino (see Future Operations for a discussion of management's proposal involving the Jubilation vessel). The continuing costs incurred during the three month ended March 31, 1999 and 1998 were $62 and $166, respectively, for continuing administration, insurance, settlements with former employees and the mooring and casino relocation of the vessel.
Interest expense of $42 in 1999 related to debt on the idle vessel.

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)(CONTINUED)

Future Operations:

General

  Proposals or prospects for new casinos, other gaming activities or other opportunities may be presented to the Company, or the Company may otherwise become aware of such opportunities (any such new casino, other gaming activities or other opportunities being hereinafter sometimes referred to as New Opportunities"). The Company will continue to investigate and evaluate New Opportunities and, subject to available resources, may choose to pursue and develop one or more New Opportunities if the same is deemed to be in the best interest of the Company and its stockholders. However, there can be no assurance that any New Opportunity will be presented to, or otherwise come to the attention of the Company, that the Company will elect to pursue or develop any New Opportunity or that any New Opportunity that the Company may elect to pursue or develop will actually come to fruition or (even if brought to fruition) will be profitable.

  As a result of the sale of Bayou Caddy's Jubilee Casino, the Company has been effectively transformed to serve as a holding company and a vehicle to effect acquisitions, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination ( a Business Combination") with an operating business ( an Acquired Business"). To the extent the Company's financial and other resources are not devoted to, or reserved for, the development of any New Opportunity, the business objective of the Company will be to effect a Business Combination with an Acquired Business that the Company believes has significant growth potential. The Company intends to seek to utilize available cash, equity, debt or a combination thereof in effecting a Business Combination. While the Company may, under certain circumstances, explore possible Business Combinations with more than one prospective Acquired Business, in all likelihood, until other financing provides additional funds, or its stature matures, the Company may be able to effect only a single Business Combination in accordance with its business objective, although there can be no assurance that any such transaction will be effected.

Casino Development:

  The Company, through its wholly owned subsidiary AMI, is party to a Memorandum with CDL dated December 1, 1995, which, among other things, provides for the establishment of MML for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the Mohawk Tribe. The Memorandum also sets forth the general terms for the funding and management obligations of CDL and AMI respectively, with regard to MML. In January 1996, MML was formed with each of CDL and AMI owning a 50% membership interest in MML. On July 31, 1996, MML entered into a Gaming Facility Management agreement with the Mohawk Tribe (the "Management Contract") for the management of a casino to be built on the current site of Monticello Raceway in Monticello, New York (the "Monticello Casino"). Among other things, the Management Contract provides MML with the exclusive right to manage the Monticello Casino for seven (7) years from its opening and to receive certain management fees for the provision of such service. In accordance with Federal law, this agreement is subject to final approval by the National Indian Gaming Commission. By its terms, the Memorandum between CDL and AMI terminated on December 31, 1998, since all of the governmental approvals necessary for the construction and operation of the Monticello Casino were not obtained by MML. The Management Contract between
MML and the Mohawk Tribe contains no such provision. Additionally, the Memorandum is silent as to the effect of such expiration on the continued existence of MML, the Parties respective 50% ownership therein and the Management Contract. As of the date hereof all such approvals have not been obtained. On December 28, 1998, AMI filed for arbitration as prescribed by the Memorandum to resolve any disputes by the Parties. The Company is seeking a declaration from the arbitrator that the termination of the Memorandum merely means that the funding obligations of the Parties have expired and that MML remains a viable entity with both AMI and CDL as 50% owners. On or about February 8, 1999, Catskill submitted its response to AMI's demand for arbitration. Thereafter, the Parties' counsels informed the American Arbitration Association (the AAA") that the Parties were engaged in settlement discussions, and the AAA agreed to stay further proceedings in the arbitration until May 21, 1999. For the three months ended March 31, 1999 and 1998, the Company incurred casino development costs of $57 and $63, respectively, which relates to a general overhead allocation. As of March 31, 1999, and December 31, 1998, the Company has capitalized $1,366 towards the design, architecture and other costs of development plans for the Monticello Casino.

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)(CONTINUED)


Future Operations (CONTINUED)

Manufactured Housing:

  In December 1998, the Company, through its wholly-owned subsidiary, Alpha Peach Tree Corporation ("Alpha Peach Tree"), entered into letters of intent to acquire all of the issued and outstanding shares of Sunstate Manufactured Homes of Georgia, Inc. ("Sunstate") d.b.a. Peach State Homes and its affiliated company, South Georgia Frames Unlimited ("South Georgia"), two closely held corporations engaged in the manufacture and sale of single family homes. On March 26, 1999, the Company executed the definitive agreements governing the acquisition.

  Sunstate and South Georgia currently own and operate three manufacturing facilities in Adel, Georgia. Additionally, Sunstate, through two majority owned subsidiaries, has recently developed five retail centers in which they hold a majority interest. The retail centers feature the Peach State, Navigator and Crown Royale lines currently produced by Sunstate.

  These agreements provide for a purchase price of $9,809. The purchase price will be paid with a combination of cash and Company stock. Upon closing, the Company will expand its Board to add two new board members. The selling shareholders of Sunstate, certain of whom will remain in their current management capacity, will nominate the additional Board members.

  Although, on March 26, 1999, the Company (through its subsidiary, Peach Tree) entered into definitive agreements with respect to the acquisitions of Sunstate and South Georgia, the consummation of such acquisitions remain subject to various conditions, including: (a) the satisfactory completion of the Company's due diligence (as approved by the Company's Board of Directors);
and (b) the obtainment of acceptable financing by the Company. Accordingly, there can be no assurance that such acquisitions will be consummated.

  The Company plans to seek other opportunities in the industry, including additional manufacturing and retail operations and residential parks.

Krawdaddy's:

  In December 1998, the Company entered into a memorandum of understanding with Equity Services, Inc. ("EQS") to exchange the Company's dormant Jubilation vessel, berthed in Mobile, Alabama, for the ownership of "Krawdaddy's", an operating truck stop with a restaurant and video poker room in Port Allen, Louisiana. The proposed transaction would involve an exchange of the casino vessel and its equipment for all the assets of the Krawdaddy's operation, which includes the real estate and fixtures a participation interest of approximately 49% in the revenue from the video poker machines. Such memorandum of understanding, provided that the Company would assume $3,300 of existing debt or, if such debt cannot be assumed, will pay $3,000 to EQS to enable EQS to discharge such debt and that the Company will issue 100,000 shares of of the Company's common stock as part of the consideration for such acquisition.

  The transactions contemplated by such memorandum or understanding were conditioned upon a number of conditions, including that definitive agreements covering the proposed transaction were entered into by January 31, 1999 or the parties had agreed to extend such date. No definitive agreements were entered into by that date, and the parties have not agreed to any extension of that date. Although it now appears that the proposed transaction as originally contemplated in the memorandum of understanding will not proceed as therein contemplated, the parties have continued discussions with respect to a possible transaction that would include the Krawdaddy's in Port Allen, Louisiana, as well as two similar facilities in Vinton, Louisiana. There can, however, be no assurance that such discussions will continue and, even if continued, will result in any agreement with respect to a prospective acquisition.

Haulover Beach Park and Marina:

  On May 7, 1999, a subsidiary of the Company, Alpha Florida Entertainment, Inc. ("Alpha Florida") was notified by Miami-Dade County (the "County") that it had received the final approval on a lease to dock and operate a day cruise vessel out of the County's Haulover Beach Park and Marina adjacent to Bal Harbour, Florida. The exclusive lease is for five years. The County may renew this exclusive agreement for two periods of five years each. For this exclusivity the Company has agreed to pay the

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)(CONTINUED)

Future Operations (CONTINUED)

Haulover Beach Park and Marina:(CONTINUED)

County a minimum guaranteed monthly base rent, a per passenger fee and a percentage of retail merchandise sold in the facility. The lease commences upon the inaugural cruise.

Liquidity and Capital Resources

  For the three months ended March 31, 1999, the Company had net cash used in operating activities of $717. The uses were the result of a net loss of $495 plus depreciation of $11 and a net increase in working capital of $233. The increase in working capital consisted primarily of a net decrease in other current assets of $26, a decrease in accounts payable and other accrued expenses of $176 and a decrease in payroll and related liabilities of $31.

  Cash used in investing activities of $89 consisted of payments for deposits and other assets.

  Cash used in financing activities of $106 was attributable to repayments of the mortgage payable to Bryanston.

  The closing of each of the Manufactured Housing and Krawdaddy's acquisitions are conditional upon obtaining the financing of all or some of the cash requirements related to the respective purchase prices. There can be no assurances any such financing will be obtained by the Company. Additionally, the cruise vessel to be utilized in connection with the Haulover Beach Park and Marina transaction may require financing. In the event it is required, there can be no assurances such financing will be obtained by the Company.

  Although the Company is subject to continuing litigation, the ultimate outcome of which cannot presently be determined at this time, management believes any additional liabilities that may result form these cases in excess of insurance coverage will not be in an amount that will materially increase the liabilities of the Company as presented in the attached consolidated financial statements.

Year 2000 Compliance

  The Company does not anticipate making significant expenditures in connection with Year 2000 and believes the Year 2000 will not have a materially adverse effect on the Company's operations.

                  ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                      PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

  Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 on file with the Securities and Exchange Commission.

  There have been no other material developments during the current quarterly period to any existing legal proceeding.

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


                              SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.




Dated: May 11, 1999
                                          /s/ STANLEY S. TOLLMAN
                                          Stanley S. Tollman
                                          Chairman and CEO




Dated: May 11, 1999
                                          /s/ ROBERT STEENHUISEN
                                          Robert Steenhuisen
                                          Chief Accounting Officer