Form 10-Q
period 1999-06-30
ALPHA HOSPITALITY CORP
filed 1999-08-11
CIK 906780

U. S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                              FORM 10-Q

Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1999


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

              Yes    X              No


       APPLICABLE ONLY TO CORPORATE ISSUERS

              State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 11, 1999.


              Common Stock, $0.01 par value 16,788,228 shares

   ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                      INDEX


PART I                      FINANCIAL INFORMATION           PAGE NO.

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets June 30, 1999 and
        December 31, 1998                                         1

        Consolidated Statements of Operations Six Months Ended
        June 30, 1999 and 1998                                    2

        Consolidated Statements of Operations Three Months Ended
        June 30, 1999 and 1998                                    3

        Consolidated Statements of Cash Flows Six Months Ended
        June 30, 1999 and 1998                                    4 -5

        Notes to Consolidated Financial Statements                6 -10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                 11- 15




PART II       OTHER INFORMATION

Item 1. Legal Proceedings                                        16

        Signatures                                               17


All items that are not applicable or to which the answer is negative have been omitted from this report.

   ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS
                    (Unaudited)
       (in thousands, except per share data)



                                             June 30,   December 31,
                                               1999        1998
              ASSETS
CURRENT ASSETS:
       Cash, including restricted
          cash of $365 and $1,619 in
          1999 and 1998, respectively. . $       2,846   $      3,837
       Other current assets. . . .                 127            179
          Total current assets . .               2,973          4,016

PROPERTY AND EQUIPMENT, net. . . .               4,608          4,630

DEPOSITS AND OTHER ASSETS. . . . .               1,539          1,550
                                         $       9,120   $     10,196


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Long-term debt, current maturity  $       1,000   $      1,000
       Accounts payable and accrued
         expenses                                1,217            871
       Accrued payroll and related
         liabilities                             1,782          1,774
          Total current liabilities              3,999          3,645

LONG-TERM DEBT, less current maturity            1,001          1,108

OTHER LIABILITIES                                  280            280

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Common stock, $.01 par value, 25,000
          shares authorized, 16,788 and
          15,183 issued in 1999 and 1998,
          respectively                             168            152
       Preferred stock, 1,000 shares authorized:
          Series B, $.01 par value, 821 issued       8              8
          Series C, $.01 par value, 135 issued       1              1
       Common stock payable                                     2,861
       Capital in excess of par value           75,216         72,371
       Accumulated deficit                     (71,553)       (70,230)
          Total stockholders' equity             3,840          5,163
                                             $   9,120     $   10,196






See accompanying notes to consolidated financial statements

   ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Unaudited)
     (in thousands, except  for per share data)



                                                     Six  Months Ended
                                                           June 30,
                                                    1999             1998
REVENUES:
       Casino                    . . . .         $              $   4,923
       Food and beverage, retail and other.             92            266
          Total revenues. . . . .                       92          5,189

COSTS AND EXPENSES:
       Casino                    . . . .                            1,901
       Food and beverage, retail and other.                            91
       Selling, general and administrative.            819          3,758
       Interest                           .             81            954
       Depreciation and amortization . .                22            883
       Development costs. . . . .                      493            130
          Total costs and expenses . . .             1,415          7,717

LOSS FROM OPERATIONS. . . . . . .                   (1,323)        (2,528)

OTHER INCOME (LOSS):
       Loss from equity investee.                                    (884)
       Gain on sale of assets . .                                   6,425
          Total other income, net. . . .                            5,541

INCOME (LOSS) BEFORE DEFERRED INCOME TAXES          (1,323)         3,013

DEFERRED INCOME TAX . . . . . . .                                   6,375

NET LOSS                         . . . .     $      (1,323)   $    (3,362)

WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING. . . . . . . .                   16,753         14,741

NET LOSS PER COMMON SHARE, COMMON AND
       DILUTED  . . . . . . . . .            $        (.08)   $      (.23)





See accompanying notes to consolidated financial statements

   ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                    (Unaudited)
     (in thousands, except  for per share data)



                                                  Three  Months Ended
                                                         June 30,
                                                  1999           1998
REVENUES:
       Management fees, interest and other . . .$      49    $     135
          Total revenues. . . .                        49          135

COSTS AND EXPENSES:
       Selling, general and administrative.           491          780
       Interest                         . .            39          234
       Depreciation and amortization . .               11           14
       Development costs. . . .                       336           67
          Total costs and expenses . . .              877        1,095

OTHER LOSS:
        Equity investee . . . .                                   (707)

NET LOSS                       . . . . .        $    (828)   $  (1,667)

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                         . .        16,788       15,072

NET LOSS PER COMMON SHARE, COMMON AND
    DILUTED                    . . . .          $    (.05)   $    (.11)






See accompanying notes to consolidated financial statements

   ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Unaudited)
                   (in thousands)

                                                      Six Months Ended
                                                          June 30,
                                                       1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                          . .         $  (1,323) $ (3,362)
       Adjustments to reconcile net loss to net
         cash used in operating activities:
            Depreciation and amortization. .                22       883
            Deferred tax . . . . . . .                             6,375
            Equity loss. . . . . . . .                               884
            Gain on sale of assets . .                            (6,425)
            Changes in operating assets and liabilities:
               Decrease in accounts receivable .                      15
               Decrease in prepaid insurance . .                     276
               Increase in inventories . .                           (19)
               (Increase) decrease  in other current
                 assets. . . . . . . .                      52      (202)
               Increase (decrease) in accounts payable
                and accrued expenses . . .                 346    (3,089)
               Increase (decrease)  in accrued payroll
                  and related liabilities. .                 8       (57)

NET CASH USED IN OPERATING ACTIVITIES. . .                (895)   (4,721)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of assets. .                            11,800
       Payments for hotel construction costs . .                  (1,100)
       Cash from hotel construction escrow .                       1,700
       (Increase) decrease for deposits and other
          assets .                                         11       (138)

NET CASH PROVIDED BY INVESTING ACTIVITIES. .               11     12,262

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments to affiliate . . . . .                            (3,299)
       Payments on long-term debt. . .                   (107)       (32)

NET CASH USED IN FINANCING ACTIVITIES. . .               (107)    (3,331)

NET INCREASE (DECREASE) IN CASH. . . .                   (991)     4,210

CASH, beginning of period. . . . . . .                  3,837      2,211

CASH, end of period                      . .        $   2,846   $  6,421





See accompanying notes to consolidated financial statements

   ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Unaudited)
                   (in thousands)

                                                         Six Months Ended
                                                             June 30,
                                                         1999         1998
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION,
        cash paid for interest during the period . . . $      36   $     73

SUPPLEMENTAL SCHEDULES OF NON-CASH
    INVESTING AND FINANCING ACTIVITIES:
       Restructuring and conversion of Bryanston
         obligations:
          Issuance of preferred stock. .                           $  9,732

          Mortgage on the Jubilation gaming vessel . .             $  3,000

          Extinguishment of debt including accrued
            interest of $3,101. . . . . . . . .                    $ 12,732

       Non-cash consideration received in exchange
         for the sale of assets:
          Investment in Buyer. . . . .                             $  8,500
          Assumption by Buyer of the net proceeds of
            pre-financing indebtedness . . .                       $ 17,900
          Assumption by Buyer of certain accounts payable,
            accrued expenses, payroll liabilities and a
            capital lease obligation . .                           $  2,000





See accompanying notes to consolidated financial statements

  ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Unaudited)
                (in thousands)


NOTE 1 - NATURE OF BUSINESS

  Alpha Hospitality Corporation (the "Company"), incorporated in Delaware on March 19, 1993, through a subsidiary, owned and operated a gaming vessel in Greenville, Mississippi. On March 2, 1998, the Company sold the gaming vessel, a newly-constructed adjacent hotel and other assets to Greenville Casino Partners, L.P. ( Buyer") for approximately $40.2 million, including a 25% partnership interest in Buyer, whose assets include an additional casino and hotel located in Greenville, Mississippi.

   On July 8, 1999, the Company contributed its dormant gaming vessel, Bayou Caddy's Jubilation Casino, to Casino Ventures, LLC ( Casino Ventures") (see Note
8). Included in the consideration, the Company received a membership interest in Casino Ventures, whose other asset is a leasehold interest in property located in Mhoon Landing in Tunica, Mississippi ( Tunica"). The Company expects Casino Ventures to commence operations in Tunica in mid year 2000.

  The Company's current operations include investigating and pursuing the development of gaming operations in New York and Florida and the potential acquisition or development of other business operations.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SELECTED
SIGNIFICANT ACCOUNTING POLICIES

  Financial Statements - The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles. All adjustments that are of a normal and recurring nature and, in the opinion of management, necessary for a fair presentation have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1998, included in the Company's 1998 Form 10-K.

  Operations and Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  Investment - The Company's 25% partnership interest in Buyer is being accounted for under the equity method of accounting.

  Cash - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

  Casino Revenue - Casino revenue was the net win from gaming activities, which is the difference between gaming wagers less the amount paid out to patrons.

  Promotional Allowances - Promotional allowances primarily consisted of food and beverage furnished gratuitously to customers. Revenues do not include the retail amount of food and beverage of $496 for the six months ended June 30, 1998, provided gratuitously to customers. The cost of these items was $224 for the six months ended June 30, 1998.

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

  ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Unaudited)
                  (in thousands)


NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SELECTED
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Reclassifications - Certain amounts have been reclassified in 1998 to conform to the 1999 presentation.


NOTE 3 - PROPERTY AND EQUIPMENT

       Details of property and equipment at June 30, 1999 and December 31, 1998 are as follows (see Note 8):

                                                           1999         1998
          Boat, barge and improvements .             $    4,940   $      4,940
          Leasehold improvements. . .                        82             82
          Gaming equipment . .                            3,023          3,023
          Furniture, fixtures and equipment .             1,834          1,834
                                                          9,879          9,879
          Less accumulated depreciation and
             amortization. . .                            5,271          5,249
                                                      $   4,608   $      4,630

NOTE 4 - LONG-TERM DEBT

       Long-term debt at June 30, 1999 and December 31, 1998 was comprised of the following:

                                                 Interest
                                                   Rate     1999      1998

Mortgage note payable to Bryanston, an affiliate,
  formerly collateralized by the Company's idle
  gaming vessel (see Note 8) with interest payable
  monthly and principal payments not to exceed
  $1,000 per annum, with any unpaid balance
  due at maturity in April 2005                     8%      $2,001   $2,108

          Less current portion                               1,000    1,000
                                                           $ 1,001   $1,108


          Years ending June 30:
          2000                            $ 1,000
          2001                              1,000
          2002 and thereafter                   1
                                          $ 2,001

   ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Unaudited)
                   (in thousands)

NOTE 5 - ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

      At June 30, 1999 and December 31, 1998, accounts payable and other accrued expenses are comprised of the following:

                                             1999        1998
          Insurance. . . . . . . .          $    247   $   227
          Accrued professional fees. . . .       135       250
          Accrued interest . . . .                48         4
          Other. . . . . . . . . .               787       390
                                            $  1,217   $   871


NOTE 6 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY
TRANSACTIONS

          The Company's dormant gaming vessel previously located in Lakeshore, Mississippi was relocated in 1998 to a terminal in Mobile, Alabama, where it was moored under a month-to-month lease through the date of its contribution to Casino Ventures in July 1999 (see Note 8).

          The Company, through its wholly- owned subsidiary Alpha
Monticello, Inc. ("AMI"), is party to a General Memorandum of Understanding (the "Memorandum") with Catskill Development, LLC ("CDL") and collectively with AMI (the "Parties") dated December 1, 1995, which, among other things, provides for the establishment of Mohawk Management, LLC ("MML"), a New York limited liability company, for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the St Regis Mohawk Indian Tribe (the "Mohawk Tribe"). The Memorandum also sets forth the general terms for the funding and management obligations of CDL (25% owned by Bryanston) and AMI, respectively, with regard to MML. In January 1996, MML was formed with each of CDL and AMI owning a 50% membership interest in MML. On July 31, 1996, MML entered into a Gaming Facility Management agreement with the Mohawk Tribe (the "Management Contract") for the management of a casino to be built on the current site of Monticello Raceway in Monticello, New York (the "Monticello Casino"). Among other things, the Management Contract provides MML with the exclusive right to manage the Monticello Casino for seven (7) years from its opening and to receive certain management fees for the provision of such service. In accordance with Federal law, this agreement is subject to final approval by the National Indian Gaming Commission. By its terms, the Memorandum between CDL and AMI terminated on December 31, 1998, since all of the governmental approvals necessary for the construction and operation of the Monticello Casino were not obtained by MML. The Management Contract between
MML and the Mohawk Tribe contains no such provision. Additionally, the Memorandum is silent as to the effect of such expiration on the continued existence of MML, the Parties' respective 50% ownership therein and the Management Contract. As of the date hereof all such approvals have not been obtained. On December 28, 1998, AMI filed for arbitration, as prescribed by the Memorandum, to resolve any disputes by the Parties. The Company is seeking a determination from the arbitrator that the termination of the Memorandum merely means that the funding obligations of the Parties have expired and that MML remains a viable entity with both AMI and CDL as 50% owners. On or about February 8, 1999, CDL submitted its response to AMI's demand for arbitration. Thereafter, the Parties' counsels informed the American Arbitration Association (the AAA") that the Parties were engaged in settlement discussions, and the AAA agreed to stay further proceedings in the arbitration until September 24, 1999. Included in deposits and other assets as of June 30, 1999 and December 31, 1998, the Company capitalized $1,366 towards the design, architecture and other costs of the development plans for the Monticello Casino.

 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Unaudited)
                (in thousands)


NOTE 6 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY
TRANSACTIONS (CONTINUED)

          The Company is obligated under an employment contract with its Chairman and Chief Executive Officer ( CEO"). Under this agreement, the Company will accrue deferred compensation of $250 per year. The agreement is automatically renewable for successive twelve-month periods, unless either party shall advise the other on ninety days written notice of his or its intention not to extend the term of the employment. In the event of termination of employment, the terminated officer will be retained to provide consulting services for two years at $175 per annum. As of June 30, 1999, deferred compensation payable to the Chairman and CEO is approximately $1,404.
In May 1999, the Company agreed, subject to obtaining shareholder approval, to afford the Chairman and CEO the right to convert up to $2,000 of deferred compensation payable to up to 1,000,000 shares of the Company's common stock at a stock price of two dollars per share, the closing price on that day. The Chairman and CEO's right to convert deferred compensation to the Company's common stock shall only be exercisable only if he continues to defer his salary and he remains employed through and including January 14, 2000 or such later date as the Board of Directors may determine. In addition, these conversion rights shall not be exercisable before January 14, 2000.

          To comply with State requirements regarding the Company's 25% partnership interest in Greenville Casino Partners, L.P., the Company has received a finding of suitability from the Mississippi Gaming Commission. The Company's finding of suitability has a term of two years and is subject to renewal in October 1999.

          In January 1996, Alpha Gulf Coast, Inc.  ( Alpha Gulf"), the
Company's wholly owned subsidiary, was named as a defendant in an action brought in the Circuit Court of Hinds County, Mississippi (Amos v. Alpha Gulf Coast, Inc.; Batiste v. Alpha Gulf Coast, Inc.; Ducre V. Alpha Gulf Coast, Inc.; Johnston v. Alpha Gulf Coast, Inc.; Rainey v. Alpha Gulf Coast, Inc.). Based on the theory of "liquor liability" for the service of alcohol to a customer, plaintiffs alleged that on January 16, 1995, a vehicle operated by Mr. Amos collided with a vehicle negligently operated by Mr. Rainey, an individual who was allegedly served alcoholic beverages by Alpha Gulf. Plaintiffs alleged that they suffered personal injuries and seek compensatory damages aggregating $17,100 and punitive damages aggregating $37,500. These cases have been consolidated for discovery purposes, although only one case has been set for trial. The scheduled trial date is March 13, 2000 in Jackson, Mississippi. If Alpha Gulf's motion to transfer the case to another court is successful, the trial date will be changed. The ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for liability to the Company, that may result upon adjudication, has been made in the accompanying consolidated financial statements. The Company believes that the risk referred to in this paragraph is adequately covered by insurance.

          The Company is involved in a dispute with Buyer regarding certain claims and the assumption of liabilities pursuant to the terms of the Asset Purchase Agreement dated December 17, 1997 pursuant to which the Company sold its Bayou Caddy's Jubilee Casino and related hotel property to Buyer. The Company claims Buyer is liable for certain liabilities relating to employees' vacation pay, health insurance benefits and certain accounts payable. Buyer's claims against the Company are for the Company's alleged breach of warranties with respect to the condition of the assets purchased, alleged failure to continue operating the casino in the normal course of business through the date of sale and alleged failure to pay certain accounts payable. Management is pursuing vigorously both recovery of its claims and its contest of Buyer's claims. Although a ruling from an arbitrator is not expected for another several months, the Company and its counsel believe that, based on information presently available, the arbitrator will find the aggregated claims of the Company exceed the aggregate claims of Buyer, and the arbitrator will enter an award in favor to the Company. There can be no assurance that, in the event of a favorable award, any resultant monies due the Company would be collected. Accordingly, no such award has been recorded on the Company's books as of June 30, 1999.

          The Company is a party to various other legal actions that arise in the normal course of business. In the opinion of the Company's management, the resolution of these other matters will not have a material and adverse effect on the financial position, results of operations or cash flows of the Company .

          On March 2, 1998, the Company entered into a supervisory hotel management agreement with Buyer (see Note 1) for a term of ten years, pursuant to which the Company is entitled to receive $100 per annum for management services, payable monthly. Supervisory management fees earned for the six months ended June 30, 1999 and 1998, amounted to $50 and $33, respectively.

          On May 12, 1998, subject to shareholder approval, the Company granted annual compensation to each of the three outside

 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Unaudited)
                (in thousands)

NOTE 6 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY
TRANSACTIONS (CONTINUED)

directors of $6 per annum plus the option to purchase 25 shares, along with 15 shares for each committee served upon, of the Company's common stock at the
current market price.   Compensation expense to the three outside directors for
the six months ended June 30, 1999 and 1998, amounted to $9 and $2, respectively.

          On May 27, 1999, subject to shareholder approval, the Company granted options to purchase up to 50 shares of the Company's common stock to each of its three (3) outside directors and options to purchase up to 75 shares of the Company's common stock to its employee directors, excluding the Chairman. Additional options to purchase an aggregate amount of 434 shares, 289 of which are subject to shareholder approval, of the Company's common stock were issued to certain employees of the Company and other individuals performing previous services for the Company. All of these options granted on May 27, 1999, are exercisable at a price per share equal to the closing NASDAQ bid price of May 27, 1999, of $2.00 per share.

          A director of the Company is a partner in a law firm that provides legal services to the Company. Fees to such firm in the six months ended June 30, 1999 and 1998, amounted to $65 and $149, respectively. All such fees relate to general corporate matters.

NOTE 7 - STOCKHOLDERS' EQUITY

          The change in stockholders' equity during the six months ended June 30, 1999, includes the net loss of $1,323 and the issuance of 1,605 shares of common stock relative to dividends owing on the Company's preferred stock, series B. Approximately 1,483 of the issued shares of common stock related to the dividends owed with respect to 1997, with the remaining 122 of issued shares to be applied to dividends that are owed with respect to the 1998 dividend.

          The Company's cumulative preferred stock, series B, has voting rights of eight votes per preferred share, is convertible into eight shares of common stock for each share of preferred stock and carries a dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event the dividend is not paid at the end of the Company's fiscal year (December 31),
the dividend will be payable in shares of the Company's common stock.   As of
August 10, 1999, dividends in arrears on the cumulative preferred, series B stock amounted to 1,943 shares with respect to 1998 and $1,549 with respect to 1999. The holders of the preferred stock, series B, have agreed to a deferral of the issuance of the shares with respect to 1998.

          The Company's preferred stock series C, has voting rights of twenty-four votes per preferred share, is convertible into twenty-four shares of common stock for each share of preferred stock and carries a dividend of $5.65 per share. In addition, the terms of the preferred shares include a provision allowing the Company the option of calling the preferred shares based upon the occurrence of certain capital events that realize a profit in excess of $5,000. In the event the dividend is not paid by the end of the Company's fiscal year, the dividend will be payable in shares of the Company's common stock. As of August 10, 1999, dividends in arrears on the cumulative preferred stock, series C, amounted to 255 shares with respect to 1998 and $382 with respect to 1999. The sole holder of the preferred stock, series C, has agreed to a deferral of the issuance of the shares with respect to 1998.

NOTE 8 - SUBSEQUENT EVENT

          On July 8, 1999, the Company contributed its dormant vessel, Bayou Caddy's Jubilation Casino to Casino Ventures(see Notes 1,3,4 and 6). At the time of the contribution, the vessel (including its gaming equipment, furniture and other items) had a net book value of $4,549. In exchange, the Company received $150 in cash, a promissory note of $1,350 and a membership interest in Casino Ventures. The promissory note accrues interest at an initial rate of 8.75% per annum, payable quarterly, commencing September 1, 1999, with the principal balance due July 8, 2002. The initial interest rate of 8.75% is adjusted daily to prime plus one percent with a minimum rate of 8,75%. Upon repayment of the promissory note, the Company's membership interest in Casino Ventures decreases from its initial percentage of 93% to 15%. A director of the Company is a partner in Casino Ventures and serves as its general manager.

          The consolidated financial statements of the Company will include the accounts of Casino Ventures until such time as the Company's membership interest decreases to less than 50%.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)


          The following discussion of the historical consolidated financial condition and results of the operations of the Company should be read in conjunction with the Consolidated Financial Statements and the Notes to such financial statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements, which involves risks and uncertainties primarily relative to the speculative nature of the Company's proposed casino development project and the potential future acquisitions of new business operations, including those which have not yet been identified. The Company's actual results may differ significantly from the results discussed in these forward-looking statements.

Results of Operations

          Casino Operations

          On March 2, 1998, the Company sold substantially all of the assets of Alpha Gulf and Greenville Hotel, including the casino barge, boarding barge, related gaming and other equipment, furniture and improvements and related permits, licenses, leases and other agreements to Greenville Casino Partners, L.P. ( Buyer"). In exchange for such assets, the Company received from Buyer total consideration of $40,200, including approximately $11,800 in cash, the assumption of approximately $2,000 of certain accounts payable, accrued expenses, payroll liabilities and a capital lease obligation, a 25% partnership interest in Buyer and the assumption of the Company's obligations to repay the net proceeds from the December 1997 Pre-Closing Financing of $17,900.

          Alpha Gulf

          The following table sets forth the statements of operations for Alpha Gulf, before intercompany charges, deferred income tax and gain on sale of assets for the six and three months ended June 30, 1999 and 1998:

                                           Six Months         Three Months
                                          Ended June 30,      Ended June 30,
                                           (unaudited)          (unaudited)
                                         1999       1998       1999      1998
          Revenues:
            Casino   . . .             $           $4,923     $         $
            Food, beverage and other .       3        107                   13
               Total revenues .              3      5,030                   13
          Operating expenses:
            Casino   . . .                          1,901
            Food, beverage and other .                 91
            Selling, general and
              administrative. .            145      2,810         48       200
               Total operating expenses    145      4,802         48       200

          Income (loss) from operations   (142)       228        (48)     (187)

          Other expenses:
            Loss from equity investee.                884                  707
            Interest        . .                       797                  187
            Depreciation and amortization   12        873          6         9
               Total other expenses. .      12      2,554          6       903

          Loss before intercompany
            charges, deferred income
            tax and gain on
            sale of assets  . .         $ (154)  $ (2,326)   $   (54)  $(1,090)



 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)(CONTINUED)


Six and Three Months Ended June 30, 1999:

       The 1998 activity for casino, food and beverage revenues and expenses represents Alpha Gulf's operation of its Bayou Caddy's Jubilee Casino through the date of its sale on March 2, 1998. Additionally, for the six and three months ended June 30, 1999, Alpha Gulf did not operate the Bayou Caddy's Jubilee Casino. Accordingly, the 1998 revenues and operating expenses are greater than 1999.

       Selling, general and administrative expenses for the six and three months ended June 30, 1999, consist of payroll and related expenses of approximately $57 and $28, respectively, occupancy costs of approximately $18 and $9, respectively, a general corporate overhead allocation of $44 and $0, respectively, and other operating expenses of $26 and $11, respectively.

        Included in the consideration received in exchange for the sale of the Bayou Caddy's Jubilee Casino, Alpha Gulf received a 25% partnership interest in Buyer, whose primary assets include: the Las Vegas Casino, the Bayou Caddy's Jubilee Casino, the Key West Inn and the Greenville Inn and Suites. The combined complement of gaming devices is 25 table games and 800 slots which represents 54.4% of the devices in the Greenville market. The two hotels offer 56 rooms and 41 rooms and suites, respectively. Since the acquisition of substantially all of the assets of Alpha Gulf and Greenville Hotel, management has been advised that Buyer has incurred significant operating losses resulting in a substantial working capital deficiency and partners' deficiency of approximately $1.4 million through December 31, 1998. Buyer decided to close temporarily the Las Vegas Casino in October 1998 in an effort to decrease expenses and improve the operating performance of the Bayou
Caddy's Jubilee Casino. Nonetheless, management has been advised that Buyer continues to incur operating losses and anticipates incurring operating losses in 1999.

Currently, management has been advised that Buyer plans to reopen the Las Vegas Casino during 1999 if sufficient capital can be raised to allow both of its boats to be operated contiguously under one gaming license. Buyer believes that the contiguous operation of the two casinos will yield increased market share and operating cash flows. Additionally, management has been advised that Buyer is pursuing other capital sources and modifying its debt service requirements in such a manner intended to provide additional working capital. However, there can be no assurance that Buyer will be able to attract the necessary capital, modify its debt service requirements or otherwise fund the cost of mooring and operating these boats in a contiguous manner. Furthermore, Buyer's independent public accountants' have issued their reports, dated March 26, 1999, with an explanatory paragraph relating to Buyer's ability to continue as a going concern. In light of these developments and in accordance with its policy on impairment of long-lived assets, the Company adjusted the carrying value of its remaining 25% partnership interest in Buyer to zero during the fourth quarter of 1998.

       Interest expense for the six and three months ended June 30, 1998, was primarily attributable to the Pre-Closing Financing, notes payable to Bryanston and a capital lease. The Pre-Closing Financing and the capital lease were extinguished in March 1998 with the proceeds from the March 2, 1998 sale of substantially all of the assets of Alpha Gulf and Greenville Hotel. The amounts due to Bryanston were extinguished June 30, 1998, pursuant to a restructuring and refinancing of the Company's debts with Bryanston.

Other Operations:

       In connection with the sale of the hotel on March 2, 1998, the Company entered into a supervisory management agreement with Buyer for a term of ten
(10) years whereby the Company will be entitled to receive $100 per annum for management services.

       The Company, through a separate subsidiary, also owned a casino (the Jubilation Casino) previously located in Lakeshore, Mississippi, which has been closed since July 1996. In August 1998, the Company relocated that casino to Mobile, Alabama, where it was moored at a terminal pursuant to a month to month lease through July 1999 (see Future Operations - Casino Ventures). The costs for continuing administration, insurance, settlements with former employees and the mooring and casino relocation of the vessel incurred during the six and three month ended June 30, 1999 were $145 and $83, respectively, compared to
$288 and $123 for the same periods in 1998.   Interest expense in 1999 related
to debt on the idle vessel.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)(CONTINUED)

Future Operations:

General:

       Proposals or prospects for new casinos, other gaming activities or other opportunities may be presented to the Company, or the Company may otherwise become aware of such opportunities (any such new casinos, other gaming activities or other opportunities being hereinafter sometimes referred to as New Opportunities"). The Company will continue to investigate and evaluate New Opportunities and, subject to available resources, may choose to pursue and develop one or more New Opportunities if the same is deemed to be in the best interest of the Company and its stockholders. However, there can be no assurance that any New Opportunities will be presented to, or otherwise come to the attention of, the Company, that the Company will elect to pursue or develop any New Opportunities or that any New Opportunities that the Company may elect to pursue or develop will actually come to fruition or (even if brought to fruition) will be profitable.

       As a result of the sale of Bayou Caddy's Jubilee Casino, the Company has been effectively transformed to serve as a holding company and a vehicle to effect acquisitions, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination ("Business Combination") with an operating business ("Acquired Business"). To the extent the Company's financial and other resources are not devoted to, or reserved for, the development of any New Opportunities, the business objective of the Company will be to effect a Business Combination with an Acquired Business that the Company believes has significant growth potential. The Company intends to seek to utilize available cash, equity, debt or a combination thereof in effecting a Business Combination. While the Company may, under certain circumstances, explore possible Business Combinations with more than one prospective Acquired Business, in all likelihood, until other financing provides additional funds, or its stature as an operating company matures, the Company may be able to effect only a single Business Combination in accordance with its business objective, although there can be no assurance that any such transaction will be effected.

Casino Development (see Note 6 to Consolidated Financial Statements):

       The Company, through its wholly owned subsidiary AMI, is party to a Memorandum with CDL, which, among other things, provides for the establishment of MML for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the Mohawk Tribe. The Memorandum also sets forth the general terms for the funding and management obligations of CDL and AMI respectively, with regard to MML. In January 1996, MML was formed with each of CDL and AMI owning a 50% membership interest in MML. On July 31, 1996, MML entered into a Gaming Facility Management agreement with the Mohawk Tribe (the "Management Contract") for the management of a casino to be built on the current site of Monticello Raceway in Monticello, New York (the "Monticello Casino"). Among other things, the Management Contract provides MML with the exclusive right to manage the Monticello Casino for seven (7) years from its opening and to receive certain management fees for the provision of such service. In accordance with Federal law, this agreement is subject to final approval by the National Indian Gaming Commission. By its terms, the Memorandum between CDL and AMI terminated on December 31, 1998, since all of the governmental approvals necessary for the construction and operation of the Monticello Casino were not obtained by MML. The Management Contract between MML and the Mohawk Tribe contains no such provision. Additionally, the Memorandum is silent as to the effect of such expiration on the continued existence of MML, the Parties respective 50% ownership therein and the Management Contract. As of the date hereof all such approvals have not been obtained. On December 28, 1998, AMI filed for arbitration as prescribed by the Memorandum to resolve any disputes by the Parties. The Company is seeking a declaration from the arbitrator that the termination of the Memorandum merely means that the funding obligations of the Parties have expired and that MML remains a viable entity with both AMI and CDL as 50% owners. On or about February 8, 1999, CDL submitted its response to AMI's demand for arbitration. Thereafter, the Parties' counsels informed the American Arbitration Association (the AAA") that the Parties were engaged in settlement discussions, and the AAA agreed to stay further proceedings in the arbitration until September 24, 1999. For the six months ended
June 30, 1999 and 1998, the Company incurred casino development costs of $113 and $100, respectively, which related to a general overhead allocation. As of June 30, 1999, and December 31, 1998, the Company has capitalized $1,366 towards the design, architecture and other costs of development plans for the Monticello Casino.

 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)(CONTINUED)


Future Operations (CONTINUED)

Manufactured Housing:

       In December 1998, the Company, through its wholly owned subsidiary, Alpha Peach Tree Corporation, entered into letters of intent to acquire all of the issued and outstanding shares of Sunstate Manufactured Homes of Georgia, Inc. d.b.a. Peach State Homes and its affiliated company, South Georgia Frames Unlimited, two closely held corporations engaged in the manufacture and sale of single family homes. On March 26, 1999, the Company executed definitive agreements governing the proposed acquisition, which remained subject to certain conditions, including satisfactory completion of the Company's due diligence review.

       Upon completion of its due diligence (as approved by the Company's
Board of Directors) relative to this transaction, the Company has decided not to consummate this proposed acquisition. Development costs incurred by the Company with respect to this proposed transaction amounted, for the six and three months ended June 30, 1999, to $295 and $223, respectively, ,which amounts included a general corporate overhead allocation of $132 and $60, respectively.

Krawdaddy's:

       In December 1998, the Company entered into a memorandum of understanding with Equity Services, Inc. to exchange the Company's dormant Jubilation vessel (see Future Operations - Casino Ventures) berthed in Mobile, Alabama, plus cash for the ownership of "Krawdaddy's", an operating truck stop with a restaurant and video poker room in Port Allen, Louisiana.

       The transactions contemplated by such memorandum of understanding were subject to a number of conditions, including that definitve agreements
covering such transactions be entered into by January 31, 1999.   No definitive
agreements were entered into by that date, and the parties have not agreed to any extension of that date. The proposed transaction as originally contemplated in the memorandum of understanding will not proceed. Although, the parties have continued discussions with respect to other possible transactions. There can, however, be no assurance that such discussions will continue and, even if continued, will result in any agreement with respect to a prospective acquisition.

Haulover Beach Park and Marina:

       On May 7, 1999, a subsidiary of the Company, Alpha Florida
Entertainment, Inc. ( Alpha Florida") was notified by Miami-Dade County (the County") that it had received the final approval on a lease to dock and operate a day cruise vessel out of the County's Haulover Beach Park and Marina adjacent to Bal Harbour, Florida. The exclusive lease is for five years. The County may renew this exclusive agreement for two periods of five years each. For this exclusivity, the Company has agreed to pay the

 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)(CONTINUED)

Future Operations (CONTINUED)

Haulover Beach Park and Marina:(CONTINUED)

County a minimum guaranteed monthly base rent, a per-passenger fee and a percentage of retail merchandise sold in the facility. The lease commences upon the inaugural cruise.

Casino Ventures:

       On July 8, 1999, the Company, through its subsidiary, Jubilation Lakeshore, Inc., entered into an agreement with Casino Ventures, LLC ( Casino Ventures"). Pursuant to that agreement, the Company contributed its dormant gaming vessel, Bayou Caddy's Jubilation Casino to Casino Ventures in exchange for $150 in cash, a promissory note of $1,350 plus a membership interest in Casino Ventures.

The vessel will be refurbished and redeployed to Mhoon Landing in Tunica, Mississippi. The Company expects Casino Ventures to commence operations in Tunica in mid year 2000. The Company is not required to make any further capital contributions to Casino Ventures.

Liquidity and Capital Resources

       For the six months ended June 30, 1999, the Company had net cash used in operating activities of $895. The uses were the result of a net loss of $1,323 plus depreciation of $22 and a net decrease in working capital of $406. The decrease in working capital consisted primarily of a net decrease in other current assets of $52, an increase in accounts payable and other accrued expenses of $346 and an increase in payroll and related liabilities of $8.

       Cash provided by investing activities of $11 consisted of a decrease in deposits and other assets.

       Cash used in financing activities of $107 was attributable to repayments of the mortgage note payable to Bryanston.

       The cruise vessel to be utilized in connection with the Haulover Beach Park and Marina transaction may require financing. In the event it is required, there can be no assurances such financing will be obtained by the Company.

       Although the Company is subject to continuing litigation, the ultimate outcome of which cannot presently be determined, management believes any additional liabilities that may result form these cases in excess of insurance coverage will not be in an amount that will materially increase the liabilities of the Company as presented in the attached consolidated financial statements.

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

       In January 1996, Alpha Gulf Coast, Inc.  ( Alpha Gulf"), the
Company's wholly owned subsidiary, was named as a defendant in an action brought in the Circuit Court of Hinds County, Mississippi (Amos v. Alpha Gulf Coast, Inc.; Batiste v. Alpha Gulf Coast, Inc.; Ducre V. Alpha Gulf Coast, Inc.; Johnston v. Alpha Gulf Coast, Inc.; Rainey v. Alpha Gulf Coast, Inc.). Based on the theory of "liquor liability" for the service of alcohol to a customer, plaintiffs alleged that on January 16, 1995, a vehicle operated by Mr. Amos collided with a vehicle negligently operated by Mr. Rainey, an individual who was allegedly served alcoholic beverages by Alpha Gulf. Plaintiffs alleged that they suffered personal injuries and seek compensatory damages aggregating $17,100 and punitive damages aggregating $37,500. These cases have been consolidated for discovery purposes, although only one case has been set for trial. The scheduled trial date is March 13, 2000 in Jackson, Mississippi. If Alpha Gulf's motion to transfer the case to another court is successful, the trial date will be changed. The ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for liability to the Company, that may result upon adjudication, has been made in the accompanying consolidated financial statements. The Company believes that the risk referred to in this paragraph is adequately covered by insurance.

       There have been no other material developments to any existing legal proceeding during the current quarterly period.

 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: August 11, 1999                         /s/ STANLEY S. TOLLMAN
                                                   Stanley S. Tollman
                                                   Chairman and CEO




Dated: August 11, 1999                         /s/ ROBERT STEENHUISEN
                                                   Robert Steenhuisen
                                                   Chief Accounting Officer