Form 10-Q
period 1999-09-30
ALPHA HOSPITALITY CORP
filed 1999-11-15
CIK 906780

U. S. SECURITIES AND
EXCHANGE COMMISSION
       WASHINGTON, D.C.  20549

              FORM 10-Q



Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999



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

              Yes    X              No


APPLICABLE ONLY TO CORPORATE ISSUERS

              State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 15, 1999.


              Common Stock, $0.01 par value: 16,803,149 shares






  ALPHA HOSPITALITY CORPORATION AND
SUBSIDIARIES

               INDEX


PART I
FINANCIAL INFORMATION      PAGE NO.

Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets
               September 30, 1999 and  December 31, 1998         1

               Consolidated Statements of
               Operations Nine Months Ended
               September 30, 1999 and 1998                       2

               Consolidated Statements of
               Operations Three Months Ended
               September 30, 1999 and 1998                       3

               Consolidated Statements of Cash
               Flows Nine Months Ended
               September 30, 1999 and 1998                     4-5

               Notes to Consolidated Financial
               Statements                                     6-11

Item 2.        Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                     12-16




PART II     OTHER INFORMATION

Item 1.       Legal Proceedings                                17

Item 4.       Submission of Matters to a Vote of
              Security Holders                              17-18

Item 6.       Exhibits and Reports on 8-K                      18

              Signatures                                       19


All items that are not applicable or to which the answer is negative have been omitted from this report.

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                 (in thousands, except per share data)


                                              September 30,         December 31,
                                                  1999                  1998
                                ASSETS
CURRENT ASSETS:
  Cash, including restricted cash of
     $365 and $1,619 in
     1999 and 1998, respectively. . . . . .$        1,866          $    3,837
  Other current assets. . . . . . . . . . .           157                 179
     Total current assets. . . . . . . . . .        2,023               4,016

PROPERTY AND EQUIPMENT, net. . . . . . . . .        5,029               4,630

DEPOSITS AND OTHER ASSETS. . . . . . . . . .        1,539               1,550
                                           $        8,591          $   10,196


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Long-term debt, current maturity . . . . $                       $    1,000
  Accounts payable and accrued expenses. .          1,068                 871
  Accrued payroll and related liabilities.            134               1,774
     Total current liabilities . . . . . .          1,202               3,645

LONG-TERM DEBT, less current maturity. . .          2,132               1,108

OTHER LIABILITIES. . . . . . . . . . . . .          2,013                 280

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 75,000
     shares authorized, 16,803 and
     15,183 issued in 1999 and 1998,
     respectively                                    168                  152
  Preferred stock, 5,000 shares authorized:
     Series B, $.01 par value, 821 issued.             8                    8
     Series C, $.01 par value, 135 issued.             1                    1
  Common stock payable . . . . . . . . . .                              2,861
  Capital in excess of par value . . . . .        75,326               72,371
  Accumulated deficit. . . . . . . . . . .       (72,373)             (70,230)
     Total stockholders' equity. . . . . .         3,244                5,163
                                           $       8,591           $   10,196



      See accompanying notes to consolidated financial statements

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
              (in thousands, except  for per share data)


                                                   Nine  Months Ended
                                                        September  30,
                                                     1999           1998
REVENUES:
  Casino                            . . . .     $                  $ 4,923
  Food and beverage, retail and other . . .            138             368
     Total revenues . . . . . . . . . . . .            138           5,291

COSTS AND EXPENSES:
  Casino                            . . . .                          1,901
  Food and beverage, retail and other . . .                             91
  Selling, general and administrative . . .          1,262           4,482
  Interest                            . . .            125           1,012
  Depreciation and amortization . . . . . .             33             896
  Development and start-up costs. . . . . .            747             219
     Total costs and expenses . . . . . . .          2,167           8,601

LOSS FROM OPERATIONS. . . . . . . . . . . .         (2,029)         (3,310)

OTHER INCOME (LOSS):
  Loss from equity investee . . . . . . . .                         (1,721)
  Gain on sale of assets. . . . . . . . . .                          6,425
     Total other income, net. . . . . . . .                          4,704

INCOME (LOSS) BEFORE DEFERRED INCOME TAXES . .      (2,029)          1,394

DEFERRED INCOME TAX . . . . . . . . . . . .                          6,375

NET LOSS                            . . . . $       (2,029)    $    (4,981)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.         16,759          14,890

NET LOSS PER COMMON SHARE, BASIC AND DILUTED .$       (.12)    $      (.33)






      See accompanying notes to consolidated financial statements

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                              (Unaudited)
              (in thousands, except  for per share data)


                                                  Three  Months Ended
                                                     September  30,
                                                    1999            1998
REVENUES:
  Management fees, interest and other . . .       $      46    $      102
     Total revenues . . . . . . . . . . . .              46           102

COSTS AND EXPENSES:
  Selling, general and administrative . . .             443           724
  Interest                            . . .              44            58
  Depreciation and amortization . . . . . .              11            13
  Development and start-up costs. . . . . .             254            89
     Total costs and expenses . . . . . . .             752           884

LOSS FROM OPERATIONS. . . . . . . . . . . .            (706)         (782)

OTHER LOSS:
   Equity investee. . . . . . . . . . . . .                          (837)

NET LOSS                              . . .       $    (706)  $    (1,619)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.          16,790        15,183

NET LOSS PER COMMON SHARE, BASIC AND DILUTED .    $    (.04)  $      (.11)




      See accompanying notes to consolidated financial statements

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                            (in thousands)


                                                  Nine Months Ended
                                                    September  30,
                                                 1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  .$   (2,029)   $    (4,981)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
       Depreciation and amortization. . . .          33            896
       Deferred tax . . . . . . . . . . . .                      6,375
       Equity loss. . . . . . . . . . . . .                      1,721
       Gain on sale of assets . . . . . . .                     (6,425)
       Changes in operating assets and
         liabilities:
          Decrease in accounts receivable .                         15
          Decrease in prepaid insurance . .                        276
          Increase in inventories . . . . .                        (19)
          (Increase) decrease  in other
            current assets .                        22            (119)
          Increase (decrease) in accounts
            payable and accrued expenses . .       247          (3,189)
          Increase (decrease)  in accrued
            payroll and related liabilities. .      93            (112)

NET CASH USED IN OPERATING ACTIVITIES. . . . .  (1,643)         (5,562)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment on note receivable . . . . . . . . .                    (250)
  Proceeds from sale of assets . . . . . . . .                  11,800
  Payments for property and equipment. . . . .    (432)         (1,100)
  Cash from hotel construction escrow. . . . .                   1,700
  (Increase) decrease in deposits and other
     assets                                         11            (139)

NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES .                                    (421)         12,011

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants. . . .        60
  Proceeds from long-term debt. . . . . . .       650
  Payments to affiliate . . . . . . . . . .                     (3,299)
  Payments on long-term debt. . . . . . . .      (626)            (252)

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES .                                     84           (3,551)

NET INCREASE (DECREASE) IN CASH . . . . . .    (1,971)           2,898

CASH, beginning of period . . . . . . . . .     3,837            2,211

CASH, end of period . . . . . . . . . . . .$    1,866       $    5,109


      See accompanying notes to consolidated financial statements

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                            (in thousands)

                                                        Nine Months Ended
                                                           September 30,
                                                      1999             1998
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
   cash paid for interest during the period. . . . .  $     125   $     100

SUPPLEMENTAL SCHEDULES OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Issuance of options to purchase 30 shares of
     the Company's common stock as satisfaction
     of accounts payable and accrued expenses. . . .  $     50
  Restructuring and conversion of Bryanston
    obligations:
     Issuance of preferred stock . . . . . . . . .               $     9,732

     Mortgage on the Jubilation gaming vessel. . . . .           $     3,000

     Extinguishment of debt including accrued
       interest of $3,101 . . . . . . . .                        $    12,732

  Non-cash consideration received in exchange
    for the sale of assets:
     Investment in Buyer . . . . . . . . . . . . .               $     8,500
     Assumption by Buyer of the net proceeds of
       pre-financing indebtedness . . . . . . . . .              $    17,900
     Assumption by Buyer of certain accounts payable,
       accrued expenses, payroll liabilities and
       a capital lease obligation. . . . . . .                   $     2,000




      See accompanying notes to consolidated financial statements

 ALPHA HOSPITALITY CORPORATION AND
           SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL
            STATEMENTS
            (Unaudited)
          (in thousands)


NOTE 1 - NATURE OF BUSINESS

  Alpha Hospitality Corporation (the "Company") was incorporated in Delaware on March 19, 1993. On March 2, 1998, the Company sold the gaming vessel, that the Company, through a subsidiary, owned and operated in Greenville, Mississippi, a newly-constructed adjacent hotel and other assets to Greenville Casino Partners, L.P. ( Buyer") for approximately $40.2 million, including a 25% partnership interest in Buyer, whose assets include an additional casino and hotel located in Greenville, Mississippi.

   On July 8, 1999, the Company contributed its dormant gaming vessel, Bayou Caddy's Jubilation Casino, to Casino Ventures, LLC ( Casino Ventures") (see Note 6). Included in the consideration, the Company received a membership interest in Casino Ventures, whose other asset is a leasehold interest in property located in Mhoon Landing in Tunica, Mississippi ("Tunica"). The Company expects Casino Ventures to commence operations in Tunica in mid-year 2000.

  The Company's current operations include investigating and pursuing the development of gaming operations in New York, Louisiana and Florida and the potential acquisition or development of other business operations.

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

  Promotional Allowances - Promotional allowances primarily consisted of food and beverage furnished gratuitously to customers. Revenues did not include the retail amount of food and beverage of $496 for the nine months ended September 30, 1998, provided gratuitously to customers. The cost of these items was $224 for the nine months ended September 30, 1998.

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

 ALPHA HOSPITALITY CORPORATION AND
           SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL
            STATEMENTS
            (Unaudited)
          (in thousands)


NOTE 2 - BASIS OF PRESENTATION AND SUMMARY
OF SELECTED SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

       Reclassifications - Certain amounts have been reclassified in 1998 to conform to the 1999 presentation.


NOTE 3 - PROPERTY AND EQUIPMENT

  Details of property and equipment at September 30, 1999 and December 31, 1998 are as follows (see Note 6):

                                                 1999            1998
     Boat, barge and improvements. . . . .   $       5,372    $     4,940
     Leasehold improvements. . . . . . . .              82             82
     Gaming equipment. . . . . . . . . . .           3,023          3,023
     Furniture, fixtures and equipment . .           1,834          1,834
                                                    10,311          9,879
     Less accumulated depreciation and
       amortization. .                               5,282          5,249
                                             $       5,029    $     4,630


NOTE 4 - LONG-TERM DEBT

  Long-term debt at September 30, 1999 and December 31, 1998 was comprised of the following:

                                       Interest
                                         Rate          1999         1998
Note payable to Bryanston,
  an affiliate, formerly
  collateralized by the Company's
  inactive gaming vessel
  (see Note 6) with interest
  payable monthly and
  principal payments, commencing
  January 1, 2001, not to exceed
  $1,000 per annum, with any unpaid
  balance due at maturity in
  April 2005 . . . . .                   8%         $   1,482    $   2,108

Mortgage note collateralized by
  the Company's inactive gaming
  vessel (see Note 6) with
  interest payable monthly and
  principal due January 10, 2001. . .    8%              650
                                                       2,132        2,108
     Less current portion . . . . .                       27        1,000
                                                    $  2,132     $  1,108


Aggregate future required principal payments are approximately as follows:

     Years ending September 30:
       2000. . . . . . . . . . . . . . . . .   $
       2001. . . . . . . . . . . . . . . . .          1,650
       2002. . . . . . . . . . . . . . . . .            482
                                               $      2,132

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                            (in thousands)

NOTE 5 - ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

     At September 30, 1999 and December 31, 1998, accounts payable and other accrued expenses were comprised of the following:

                                             1999              1998
     Insurance . . . . . . . . . . .      $        217    $      227
     Accrued professional fees . . .               144           250
     Accrued interest. . . . . . . .                 3             4
     Other . . . . . . . . . . . . .               704           390
                                         $       1,068    $      871



NOTE 6 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

     On July 8, 1999, the Company contributed its inactive vessel, Bayou Caddy's Jubilation Casino, to Casino Ventures, L.L.C. ("Casino Ventures") (See Notes 1, 3 and 4). At the time of the contribution, the vessel (including its gaming equipment, furniture and other items) had a net book value of $4,549. In exchange, the Company received $150 in cash, a promissory note of $1,350 and a membership interest in Casino Ventures. The promissory note accrues interest at an initial rate of 8.75% per annum, payable quarterly, with the principal balance due July 8, 2002. The initial interest rate of 8.75% is adjusted daily to prime plus one percent with a minimum rate of 8.75%.
Upon repayment of the promissory note and certain other funding to the venture, the Company's membership interest in Casino Ventures decreases from its current percentage of 93% to 15%.
A director of the Company is a partner in Casino Ventures and serves as its General Manager. The consolidated financial statements of the Company will include the accounts of Casino Ventures until such time as the Company's membership interest decreases to less that 50%. During the quarter ended September 30, 1999, the Company capitalized $432 of costs related to the relocation and refurbishment of the vessel and improvements to its anticipated site in Tunica, Mississippi. An additional $85 of start-up costs were incurred during the same quarter. During the quarter ended September 30, 1999, the vessel was used as collateral to obtain funding of $650 towards the aforementioned costs of Casino Ventures (See note 4).

     The Company, through its wholly owned
subsidiary Alpha Monticello, Inc. ("AMI"), is party to a General Memorandum of Understanding (the "Memorandum") with
Catskill Development, LLC ("CDL" and, collectively with AMI, the "Parties") dated December 1, 1995, which, among other things, provides for the establishment of Mohawk Management, LLC ("MML"), a New York limited liability company, for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the St Regis Mohawk Indian Tribe
(the "Mohawk Tribe"). The Memorandum also sets forth the general terms for the funding and management obligations of CDL (25% owned by Bryanston) and AMI, respectively, with regard to MML. In January 1996, MML was formed with each of CDL and AMI owning a 50% membership interest in MML.
On July 31, 1996, MML entered into a Gaming Facility
Management agreement with the Mohawk Tribe (the
"Management Contract") for the management of a casino to be built on the current site of Monticello Raceway in Monticello, New York (the "Monticello Casino"). Among other things, the Management Contract provides MML with the exclusive right to manage the Monticello Casino for seven (7) years from its opening and to receive certain management fees for the provision of such service. This agreement is subject to final approval by the U.S. Department of the Interior and its Bureau of Indian Affairs, the National Indian Gaming Commission and the Governor of the State of New York. By its terms, the Memorandum between CDL and AMI terminated on December 31, 1998, since all of the governmental approvals necessary for the construction and operation of the Monticello Casino were not obtained by MML.
The Management Contract between MML and the Mohawk Tribe contains no such provision. Additionally, the Memorandum is silent as to the effect of such expiration on the continued existence of MML on the Parties' respective 50% ownership therein or on the Management Contract. As of the date hereof, all such approvals have not been obtained. On December 28, 1998, AMI filed for arbitration, as prescribed by the Memorandum, to resolve any disputes by the Parties. As of September 15, 1999, AMI and CDL reached a tentative settlement and the original memorandum or understanding is being revised. At the request of all Parties the American Arbitration Association agreed to stay further proceedings in the arbitration until December 1, 1999 so that the Parties could finalize these arrangements. Upon the effectiveness of this proposed settlement, AMI would be entitled to receive 40% of MML's basic management fee income and 50% of the service fee income accruing to MML for professional services rendered.

  ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL
            STATEMENTS
            (Unaudited)
          (in thousands)


NOTE 6 - COMMITMENTS, CONTINGENCIES AND
RELATED PARTY TRANSACTIONS (CONTINUED)

The net result of the proposed settlement would entitle AMI to received approximately 45% of all management fee and service income derived from the underlying management contract.

     On September 15, 1999, AMI and CDL
reached an agreement in principle to settle the dispute and to revise the original memorandum. As part of this proposed settlement, AMI would be entitled to receive 40% of MML's basic management fee income and 50% of the service fee income accruing to MML for professional services rendered. The net result of the settlement would entitle AMI to receive approximately 45% of all management fee and service income derived from the underlying management contract.

     In a related transaction, Bryanston Group, Inc.
("Bryanston"), subject to the receipt of all necessary
governmental approvals by AMI, has agreed to transfer to AMI
5% of its ownership interest in its real property holdings at Monticello Raceway. That holding includes the Raceway's building and equipment and approximately 200 acres of land. Additionally, subject to approval by the New York State Racing and Wagering Board, Bryanston has agreed to transfer its 25% ownership in the Raceway's parimutuel operations to AMI.
Under the previous agreement AMI did not participate in either of these undertakings nor the previously discussed development
fee arrangement.    Included in deposits and other assets as of
September 30, 1999 and December 31, 1998, the Company capitalized $1,366 towards the design, architecture and other costs of the development plans for the proposed Monticello Casino.

     The Company is obligated under an
employment contract with its Chairman and Chief Executive
Officer ("CEO"). Under this agreement, the Company will accrue deferred compensation of $250 per year. The agreement is automatically renewable for successive twelve-month periods, unless either party shall advise the other on ninety days written notice of his or its intention not to extend the term of the employment. In the event of termination of employment, the terminated officer will be retained to provide consulting services for two years at $175 per annum. As of September 30, 1999, deferred compensation payable to the Chairman and CEO is approximately $1,467. On May 27 1999, the Company agreed, subject to approval by the Company's shareholders (which approval was obtained in September 1999), to afford the Chairman and CEO the right to convert up to $2,000 of deferred compensation payable into up to 1,000,000 shares of the Company's common stock at a stock price of two dollars per share, the closing price on that day. The Chairman and CEO's right to convert deferred compensation to the Company's common stock shall only be exercisable only if he continues to defer his salary and he remains employed through and including January 14, 2000 or such later date as the Board of Directors may determine. In addition, these conversion rights shall not be exercisable before January 14, 2000.

     On September 30, 1999, the Chairman and
CEO agreed to defer until January 1, 2001, all cash payments owing pursuant  to his employment contract with the Company.
This includes the $1,467 payable as of September 30, 1999, and future amounts accruing to the Chairman and CEO. This does not effect the Chairman and CEO's rights to convert up to $2,000 of deferred compensation payable into up to 1,000,000 shares of the
Company's common stock.   Additionally, a former officer of the
Company's also has agreed to defer until January 1, 2001, all cash payments against a $266 liability owning pursuant to his previous employment contract with the Company. Accordingly, other liabilities on the Company's balance sheet as of September 30, 1999 includes $1,733 of deferred compensation payable.

     To comply with State requirements regarding the Company's 25% partnership interest in Greenville Casino
Partners, L.P., the Company has received a finding of suitability from the Mississippi Gaming Commission. The Company's finding of suitability has a term of two years and is subject to renewal in late November 1999.

     In January 1996, Alpha Gulf Coast, Inc.
("Alpha Gulf"), the Company's wholly owned subsidiary, was named as a defendant in an action brought in the Circuit Court of Hinds County, Mississippi (Amos v. Alpha Gulf Coast, Inc.;
Batiste v. Alpha Gulf Coast, Inc.; Ducre V. Alpha Gulf Coast,
Inc.; Johnston v. Alpha Gulf Coast, Inc.; Rainey v. Alpha Gulf Coast, Inc.). Based on the theory of "liquor liability" for the service of alcohol to a customer, plaintiffs alleged that on January 16, 1995, a vehicle operated by Mr. Amos collided with a vehicle negligently operated by Mr. Rainey, an individual who was allegedly served alcoholic beverages by Alpha Gulf. Plaintiffs alleged that they suffered personal injuries and seek compensatory damages aggregating $17,100 and punitive damages aggregating $37,500. These cases have been consolidated for discovery purposes, although only

 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL
            STATEMENTS
            (Unaudited)
          (in thousands)

NOTE 6 - COMMITMENTS, CONTINGENCIES AND
RELATED PARTY TRANSACTIONS (CONTINUED)

one case has been set for trial. The scheduled trial date is March 13, 2000 in Jackson, Mississippi. If Alpha Gulf's motion to transfer the case to another court is successful, the trial date will be changed. The ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for liability to the Company, that may result upon adjudication, has been made in the accompanying consolidated financial statements. The Company believes that the risk referred to in this paragraph is adequately covered by insurance.

          The Company is involved in a dispute with Buyer regarding an agreement dated December 17, 1997 pursuant to which the Company sold its Bayou Caddy's Jubilee Casino and related hotel property to Buyer. The Company claims Buyer is liable for certain liabilities and certain accounts payable. Buyer has counterclaimed that the Company breached some of its warranties, failed to continue operating the casino in the normal course of business through the date of sale and also failed to pay certain accounts payable. Management is vigorously pursuing the Company's own claims and is also contesting the Buyer's claims.
 An arbitration hearing was held on March 15-17, 1999, and each side has been asked to submit supplemental information. Since then, the Company and Buyer have engaged in extensive settlement negotiations. As of November 5, 1999, representatives of the parties were contacting the arbitrator to request that the arbitration be reconvened for a final determination and resolution of the claims. The Company and its counsel believe that, based on information presently available the arbitrator will find that the total of the Company's claims exceed the total of Buyer's claims so that the net result will be in the Company's favor. There can be no assurance that , in the event of a favorable award, any resultant monies due the Company would be collected.
Accordingly, no such award has been recorded on the Company's books as of September 30, 1999.

          The Company is a party to various other legal actions that have arisen in the normal course of business. In the opinion of the Company's management, the resolution of these other matters will not have a material and adverse effect on the financial position, results of operations or cash flows of the Company .

          On March 2, 1998, the Company entered into a supervisory hotel management agreement with Buyer (see Note
1) for a term of ten years, pursuant to which the Company is entitled to receive $100 per annum for management services, payable monthly. Supervisory management fees earned for the nine months ended September 30, 1999 and 1998, amounted to $75 and $58, respectively.

          In  May 1998, the Company's Board of
Directors adopted the 1998 Stock Option Plan ("1998 Plan") providing for incentive stock options ( ISO") and non-qualified stock options ( NQSO"). The 1998 Plan was approved by the stockholders of the Company in September 1999. The Company has reserved 4,000 shares of common stock for the plan. The exercise price of an ISO or NQSO will not be less than 100% of the fair market value of the Company's common stock at the date of the grant.

          In May 1998 for 1998 and in December 1998 for 1999, as approved by the Company's shareholders in September 1999, the Company granted annual compensation to each of its three (3) outside directors of $6 per annum plus, pursuant to the 1998 Plan, the option to purchase 25 shares, and 15 shares for each committee served upon, of the Company's common stock. Compensation expense to the three outside directors for the nine months ended September 30, 1999 and 1998, amounted to $13 and $7, respectively. In December 1998, pursuant to the 1998 Plan as approved by the Company's shareholders in September 1999, the Company granted to each of its two (2) employee directors, excluding the Chairman, the option to purchase 25 shares, along with 15 shares for each committee served upon, of the Company's common stock. Additionally, in December 1998, pursuant to the 1998 Plan as approved by the Company's shareholders in September 1999, the Company granted to the Company's Chairman options to purchase 250 shares of the Company's common stock. All of these options to purchase the Company's common stock under the 1998 Plan, which were granted in 1998 to its outside and employee directors, excluding the Chairman, are exercisable at a price per share equal to the closing NASDAQ bid price on December 12, 1998, of $1.063 per share. The exercise price for the 250 options granted in 1998 to the Chairman to purchase the Company's common stock are exercisable at a price per share of $1.13, which is equal to 110% of the closing NASDAQ bid price on December 12, 1998.

          On May 27, 1999, the Company granted, under the 1998 Plan, options to purchase up to 50 shares of the Company's common stock to each of its three (3) outside directors and options to purchase up to 75 shares of the Company's common stock to each of its two employee directors, excluding the Chairman. Additional options to purchase an aggregate amount of 464 shares, 319 and 145 of which are pursuant to the 1998 Plan and the 1993 Plan, respectively, of the Company's common stock were issued

 ALPHA HOSPITALITY CORPORATION AND
           SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL
            STATEMENTS
            (Unaudited)
          (in thousands)

NOTE 6 - COMMITMENTS, CONTINGENCIES AND
RELATED PARTY TRANSACTIONS (CONTINUED)

 to certain employees of the Company and other individuals performing previous services for the Company (see Note 7). All of these options granted on May 27, 1999, are exercisable at a price per share equal to the closing NASDAQ bid price on May 27, 1999, of $2.00 per share.

          On September 30, 1999, Bryanston agreed to waive its right to demand repayment of principal until Janaury 1, 2001, with regard to its note with the Company (see Note 4).

NOTE 7 - STOCKHOLDERS' EQUITY

          The changes in stockholders' equity during the nine months ended September 30, 1999, included the net loss of $2,029 and the issuance of 1,604 shares of common stock relative to dividends owing on the Company's preferred stock, series B. Approximately 1,483 of the issued shares of common stock related to the dividends owed with respect to 1997, with the remaining 122 of issued shares to be applied to dividends that are owed with respect to the 1998 dividend. Additional changes were $60 of proceeds from the exercise of warrants entitling holders to purchase 16 shares of the Company's common stock and the issuance of options to purchase 30 shares of the Company's common stock as satisfaction of certain accounts payable and accrued expenses (see Note 6).

          The Company's cumulative preferred stock,
series B, has voting rights of eight votes per preferred share, is convertible into eight shares of common stock for each share of preferred stock and carries a dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter.  In the event the dividend is not paid at the end of the Company's fiscal year (December 31), the dividend will be payable in shares of the
Company's common stock.   As of November 15, 1999,
dividends in arrears on the cumulative preferred, series B stock amounted to 1,943 shares with respect to 1998 and $2,323 with respect to 1999. The holders of the preferred stock, series B, have agreed to a deferral of the issuance of the shares with respect to 1998.

          The Company's preferred stock series C, has voting rights of twenty-four votes per preferred share, is convertible into twenty-four shares of common stock for each share of preferred stock and carries a dividend of $5.65 per share. In addition, the terms of the preferred shares include a provision allowing the Company the option of calling the preferred shares based upon the occurrence of certain capital events that realize a profit in excess of $5,000. In the event the dividend is not paid by the end of the Company's fiscal year, the dividend will be payable in shares of the Company's common stock. As of November 15, 1999, dividends in arrears on the cumulative preferred stock, series C, amounted to 255 shares with respect to 1998 and $573 with respect to 1999. The sole holder of the preferred stock, series C, has agreed to a deferral of the issuance of the shares with respect to 1998.

          In September 1999, the shareholders of the Company approved a proposal by the Company's Board of Directors to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 25,000 to 75,000 and to increase the number of authorized shares of the Company's preferred stock from 1,000 to 5,000.

  ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (dollars in thousands)


          The following discussion of the historical consolidated financial condition and results of the operations of the Company should be read in conjunction with the Consolidated Financial Statements and the Notes to such financial statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements, which involves risks and uncertainties primarily relative to the speculative nature of the Company's proposed casino development projects and the potential future acquisitions of new business operations, including those that have not yet been identified. The Company's actual results may differ significantly from the results discussed in these forward-looking statements.

Results of Operations

          Casino Operations

          On March 2, 1998, the Company sold
substantially all of the assets of Alpha Gulf and Greenville Hotel, including the casino barge, boarding barge, related gaming and other equipment, furniture and improvements and related permits, licenses, leases and other agreements, to Greenville Casino Partners, L.P. ("Buyer"). In exchange for such assets, the Company received from Buyer total consideration of $40,200, including approximately $11,800 in cash, the assumption of approximately $2,000 of certain accounts payable, accrued expenses, payroll liabilities and a capital lease obligation, a 25% partnership interest in Buyer and the assumption of the Company's obligations to repay $17,900.

     Alpha Gulf

     The following table sets forth the statements of operations for Alpha Gulf, before intercompany charges, deferred income tax and gain on sale of assets for the nine and three months ended September 30, 1999 and 1998:


                                  Nine Months           Three Months
                              Ended September 30,    Ended September 30,
                                (unaudited)              (unaudited)
                                 1999      1998       1999        1998
Revenues:
       Casino  . . . . . . . . .$          $  4,923   $            $
       Food, beverage and other.     6          113         3             6
          Total revenues . . . .     6        5,036         3             6
     Operating expenses:
       Casino  . . . . . . . . .              1,901
       Food, beverage and other.                 91
       Selling, general and
         administrative.           189        2,971        44           161
          Total operating
            expenses.              189        4,963        44           161

     Income (loss) from
       operations.                (183)          73       (41)         (155)

     Other expenses:
       Loss from equity
         investee. .                         1,721                      837
       Interest           . .                  797
       Depreciation and
         amortization .            18          882          6             9
          Total other expenses .   18        3,400          6           846

     Loss before intercompany
       charges, deferred
       income tax and gain on
       sale of assets.        $  (201)    $ (3,327)    $  (47)   $   (1,001)


  ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (dollars in thousands)(CONTINUED)


Nine and Three Months Ended September 30, 1999:

  The 1998 activity for casino, food and beverage revenues and expenses represents Alpha Gulf's operation of its Bayou Caddy's Jubilee Casino through the date of its sale on March 2, 1998. For the nine and three months ended September 30, 1999, Alpha Gulf did not operate the Bayou Caddy's Jubilee Casino. Accordingly, the 1998 revenues and operating expenses are greater than 1999.

  Selling, general and administrative expenses for the nine and three months ended September 30, 1999, consisted of payroll and related expenses of approximately $83 and $25, respectively, occupancy costs of approximately $27 and $9, respectively, a general corporate overhead allocation of $44 and $0, respectively, and other operating expenses of $35 and $10, respectively.

   Included in the consideration received in exchange for the sale of the Bayou Caddy's Jubilee Casino, Alpha Gulf received a 25% partnership interest in Buyer, whose primary assets include: the Las Vegas Casino, the Bayou Caddy's Jubilee
Casino, the Key West Inn and the Greenville Inn and Suites. The current complement of gaming devices is 25 table games and 800 slots which represents 54.4% of the devices in the Greenville market. The two hotels offer 56 rooms and 41 rooms and suites, respectively. Since the acquisition of substantially all of the assets of Alpha Gulf and Greenville Hotel, management has been advised that Buyer has incurred significant operating losses resulting in a substantial working capital deficiency and partners' deficiency of approximately $1.4 million through December 31, 1998. Buyer decided to close temporarily the Las Vegas Casino in October 1998 in an effort to decrease expenses and improve the operating performance of the Bayou Caddy's Jubilee Casino. Nonetheless, management has been advised that Buyer continues to incur operating losses in 1999. Currently, management has been advised that Buyer plans to reopen the Las Vegas Casino during 1999 if sufficient capital can be raised to allow both of its boats to be operated contiguously under one gaming license.
Buyer believes that the contiguous operation of the two casinos will yield increased market share and operating cash flows. Additionally, management has been advised that Buyer is pursuing other capital sources and modifying its debt service requirements in a manner intended to provide additional working capital. However, there can be no assurance that Buyer will be able to attract the necessary capital, modify its debt service requirements or otherwise fund the cost of mooring and operating these boats in a contiguous manner. Furthermore, Buyer's independent public accountants' have issued their report, dated
March 26, 1999, with an explanatory paragraph relating to Buyer's ability to continue as a going concern. In light of these developments and in accordance with its policy on impairment of long-lived assets, the Company adjusted the carrying value of its remaining 25% partnership interest in Buyer to zero during the fourth quarter of 1998.

  Interest expense for the nine and three months ended September 30, 1998, was primarily attributable to the pre-closing financing, related to the sale of substantially all of the assets of Alpha Gulf and Alpha Greenville Hotel, notes payable to Bryanston and a capital lease. The pre-closing financing and the capital lease were extinguished in March 1998 with the proceeds from the March 2, 1998 sale of substantially all of the assets of Alpha Gulf and Greenville Hotel. The amounts due to Bryanston were extinguished September 30, 1998, pursuant to a restructuring and refinancing of the Company's debts with Bryanston.

Other Operations:

  In connection with the sale of the hotel on March 2, 1998, the Company entered into a supervisory management agreement with Buyer for a term of ten (10) years whereby the Company will be entitled to receive $100 per annum for management services.

  The Company, through a separate subsidiary, also
owned a casino (the Jubilation Casino) previously located in Lakeshore, Mississippi, which has been closed since July 1996.
In August 1998, the Company relocated that casino to Mobile, Alabama, where it was moored at a terminal pursuant to a month to month lease through July 1999 (see Future Operations -
Casino Ventures). The costs for continuing administration, insurance, settlements with former employees and the mooring and casino relocation of the vessel incurred during the nine and three months ended September 30, 1999 were $156 and $11, respectively, compared to $588 and $300 for the same periods in
1998.   Interest expense in 1999 is primarily related to debt on the idle vessel, including the period subsequent to its July 8, 1999 contribution to Casino Ventures (see Future Operations - Casino Ventures).

 ALPHA HOSPITALITY CORPORATION AND
           SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (dollars in thousands)(CONTINUED)

Future Operations:

General:

  Proposals or prospects for new casinos, other gaming activities or other opportunities may be presented to the Company, or the Company may otherwise become aware of such opportunities (any such new casinos, other gaming activities or other opportunities being hereinafter sometimes referred to as ("New Opportunities"). The Company will continue to investigate and evaluate New Opportunities and, subject to available resources, may choose to pursue and develop one or more New Opportunities if the same is deemed to be in the best interest of the Company and its stockholders. However, there can be no assurance that any New Opportunities will be presented to, or otherwise come to the attention of, the Company, that the Company will elect to pursue or develop any New Opportunities or that any New Opportunities that the Company may elect to pursue or develop will actually come to fruition or (even if brought to fruition) will be profitable.

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

Casino Development:

  The Company, through its wholly owned subsidiary
Alpha Monticello, Inc.  ("AMI"), is party to a General
Memorandum of Understanding (the "Memorandum") with
Catskill Development, LLC ("CDL" and, collectively with AMI, the "Parties") dated December 1, 1995, which, among other things, provides for the establishment of Mohawk Management, LLC ("MML"), a New York limited liability company, for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the St Regis Mohawk Indian Tribe
(the "Mohawk Tribe"). The Memorandum also sets forth the general terms for the funding and management obligations of CDL (25% owned by Bryanston) and AMI, respectively, with regard to MML. In January 1996, MML was formed with each of CDL and AMI owning a 50% membership interest in MML.
On July 31, 1996, MML entered into a Gaming Facility
Management agreement with the Mohawk Tribe (the
"Management Contract") for the management of a casino to be built on the current site of Monticello Raceway in Monticello, New York (the "Monticello Casino"). Among other things, the Management Contract provides MML with the exclusive right to manage the Monticello Casino for seven (7) years from its opening and to receive certain management fees for the provision of such service. This agreement is subject to final approval by the U.S. Department of the Interior and its Bureau of Indian Affairs, the National Indian Gaming Commission and the Governor of the State of New York. By its terms, the Memorandum between CDL and AMI terminated on December 31, 1998, since all of the governmental approvals necessary for the construction and operation of the Monticello Casino were not obtained by MML.
The Management Contract between MML and the Mohawk Tribe contains no such provision. Additionally, the Memorandum is silent as to the effect of such expiration on the continued existence of MML on the Parties' respective 50% ownership therein or on the Management Contract. As of the date hereof, all such approvals have not been obtained. On December 28, 1998, AMI filed for arbitration, as prescribed by the Memorandum, to resolve any disputes by the Parties. As of September 15, 1999, AMI and CDL reached a tentative settlement and the original memorandum or understanding is being revised. At the request of all Parties the American Arbitration Association agreed to stay further proceedings in the arbitration until December 1, 1999 so that the Parties could finalize these arrangements. Upon the effectiveness of this proposed settlement, AMI would be entitled to receive 40% of MML's basic management fee income and 50% of the service fee income accruing to MML for professional services rendered. The net result of the proposed settlement would entitle AMI to received approximately 45% of all management fee and service income derived from the underlying management contract.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (dollars in thousands)(CONTINUED)


Future Operations (CONTINUED)

Casino Development: (CONTINUED)

  On September 15, 1999, AMI and CDL reached an agreement in principle to settle the dispute and to revise the original memorandum. As part of this proposed settlement, AMI would be entitled to receive 40% of MML's basic management fee income and 50% of the service fee income accruing to MML for professional services rendered. The net result of the settlement would entitle AMI to receive approximately 45% of all management fee and service income derived from the underlying management contract.

  In a related transaction, Bryanston Group, Inc.
( Bryanston"), subject to the receipt of all necessary
governmental approvals by AMI, has agreed to transfer to AMI
5% of its ownership interest in its real property holdings at Monticello Raceway. That holding includes the Raceway's building and equipment and approximately 200 acres of land. Additionally, subject to approval by the New York State Racing and Wagering Board, Bryanston has agreed to transfer its 25% ownership in the Raceway's parimutuel operations to AMI.
Under the previous agreement AMI did not participate in either of these undertakings nor the previously discussed development
fee arrangement.    Included in deposits and other assets as of
September 30, 1999 and December 31, 1998, the Company capitalized $1,366 towards the design, architecture and other costs of the development plans for the proposed Monticello Casino.

Louisiana Truckstop/Video Poker:

  In December 1998, the Company entered into a memorandum of understanding with Equity Services, Inc.
("Equity") to exchange the Company's then-dormant Jubilation vessel plus cash for the ownership of an operating truckstop and video poker room in Port Allen, Louisiana. The proposed transaction as originally contemplated in the memorandum of understanding will not proceed. However, the parties have been continuing their discussions with respect to the possible acquisition of other truckstop/video poker properties Equity has under development. There can, however, be no assurance that these discussions will results in a any agreement with respect to a prospective acquisition.

Haulover Beach Park and Marina:

  On May 7, 1999, a subsidiary of the Company,
Alpha Florida Entertainment, Inc. ( Alpha Florida") was notified by Miami-Dade County (the County") that it had received the final approval on a lease to dock and operate a day cruise vessel out of the County's Haulover Beach Park and Marina adjacent to Bal Harbour, Florida. The exclusive lease is for five years. The
County may renew this exclusive agreement for two periods of five years each. For this exclusivity, the Company has agreed to pay the County a minimum guaranteed monthly base rent, a per-passenger fee and a percentage of retail merchandise sold in the facility. The lease commences upon the inaugural cruise.

  A prospective bill was introduced into the House of Representatives which could dramatically alter the federal law governing the cruise to nowhere industry. It does not appear that the bill will garner the necessary support needed to bring it to a vote, however there can be no assurance that a vote will not be taken and, if taken, would not be detrimental to the industry. Alpha, in concert with the lessor, is waiting for final disposition of this issue before proceeding on this undertaking.

Casino Ventures:

  On July 8, 1999, the Company, through its subsidiary, Jubilation Lakeshore, Inc., entered into an agreement with Casino Ventures, LLC ("Casino Ventures"), pursuant to which the Company contributed its inactive gaming vessel, Bayou Caddy's Jubilation Casino to Casino Ventures in exchange for
$150 in cash, a promissory note of $1,350 plus a membership interest in Casino Ventures. Upon repayment of the promissory note and other funding to the venture, the Company's membership interest in Casino Ventures decreases from its current percentage of 93% to 15%. The consolidated financial statements of the Company will include the accounts of Casino Ventures until such time as the Company's membership interest decreases to less than 50%.

  The vessel will be refurbished and has been redeployed to Mhoon Landing in Tunica, Mississippi ( Tunica").
 During the quarter ended September 30, 1999, the Company capitalized $432 of costs related to the relocation and refurbishing of the vessel

  ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (dollars iN thousands)(CONTINUED)

Future Operations (CONTINUED)

Casino Ventures:

and improvements to its redeployment site in Tunica. An additional $85 of start-up costs were incurred during the same quarter. Casino Ventures' interest expense for the quarter ended September 30, 1999, not eliminated in consolidation, amounted to $10. This was substantially attributable to a $650 mortgage note payable secured by the vessel.

   The Company expects Casino Ventures to
commence operations in Tunica in mid-year 2000. The Company is not required to make any further capital contributions to Casino Ventures.

Liquidity and Capital Resources

  For the nine months ended September 30, 1999, the Company had net cash used in operating activities of $1,661. The uses were the result of a net loss of $2,029 plus depreciation of $33 and a net decrease in working capital of $449. The decrease in working capital consisted primarily of a net decrease in other current assets of $22, an increase in accounts payable and other accrued expenses of $247 and an increase in payroll and related liabilities of $93.

  Cash used in investing activities of $421consists of $432 of payments for property and equipment and $11 from a decrease in deposits and other assets.

  Cash provided by financing activities of $84 was attributable to $650 of proceeds from long-term debt, $60 of proceeds from the exercise of warrants to purchase the Company's common stock less $626 of repayments of the note payable to Bryanston.

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

Year 2000 Compliance

  The Company does not anticipate making
significant expenditures in connection with Year 2000 and believes that Year 2000 will not have a materially adverse effect on the Company's operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)  On September 16, 1999, the Company had its annual meeting.

  (b)  The following Directors were elected:
                                  For                         Withheld
     Stanley S.  Tollman         20,727,373                     88,067
     Thomas W.  Aro              20,726,423                     89,017
     James A.  Cutler            20,726,423                     89,017
     Herbert F. Kozlov           20,727,423                     88,017
     Brett G.  Tollman           20,727,373                     88,067
     Matthew B.  Walker          20,727,423                     88,017

             (c) The second order of business was the proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 25,000,000 shares to 75,000,000 shares and to increase the number of authorized shares of the Company's preferred stock from 1,000,000 shares to 5,000,000 shares. Such proposal was approved by the following vote:

                                  For                          Against
                                 17,379,181                  3,436,259

  (d) The third order of business was the proposal to adopt the Company's 1998 Stock Option Plan. Such proposal was approved by the following vote:
                For                          Against                 Abstained
               20,499,218                    206,936                   109,286

  (e) The fourth order of business was the proposal to amend the Company's By-Laws to permit the granting of compensation to members of the Company's Board of Directors (or any committee thereof) as determined by the Board of Directors, without separate stockholder approval. Such proposal was approved by the following vote:

                For                          Against                 Abstained
               20,433,687                    266,062                   105,691

  (f) The fifth order of business was the proposal to amend the Company Certificate of Incorporation to enable and authorize the Board of Directors to adopt, amend or repeal By-Laws of the Company. Such proposal was approved by the following vote:
                                  For                          Against
                                 17,341,581                  3,473,899

  (g) The sixth order of business was the proposal to allow the Company's Chief Executive Officer, subject to certain conditions, to convert up to $2,000,000 in accrued, but unpaid, salary into up to 1,000,000 shares of the Company's common stock at a conversion rate of $2 per share, which per share price was the current market price at the time the Board of Directors adopted this proposal. Such proposal was approved by the following vote:

              For                          Against                 Abstained
             20,504,751                    201,803                   108,886

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                      PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

  (h) The seventh order of business was the approval of the appointment of Rothstein, Kass & Co. P.C. as the Company's independent certified public accountant for the ensuing year. Such proposal was approved by the following vote:

               For                          Against                 Abstained
              20,607,074                    106,225                   102,141

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

  (a)  3.01    Amended Certificate of Incorporation
       3.02    Amended and Restated By-Laws

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


                              SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: November 15, 1999                  /s/ STANLEY S. TOLLMAN
                                          Stanley S. Tollman
                                          Chairman and CEO




Dated: November 15, 1999                  /s/ ROBERT STEENHUISEN
                                          Robert Steenhuisen
                                          Chief Accounting Officer

Exhibit 3.01

CERTIFICATE OF AMENDMENT
OF
CERTIFICATE OF INCORPORATION
OF
ALPHA HOSPITALITY CORPORATION


The undersigned corporation, in order to amend its Certificate of Incorporation, hereby certifies as follows:

           FIRST:   The name of the corporation is ALPHA HOSPITALITY
                    CORPORATION.

           SECOND: The corporation hereby amends its Certificate of Incorporation as follows:

           Article FOURTH of the Certificate of Incorporation is hereby amended to read as follows:


              "FOURTH: The total number of shares of stock that the Corporation shall have the authority to issue as eighty million (80,000,000), consisting of seventy-five million (75,000,000) shares of Common Stock, each such share having a par value of $.01, and five million (5,000,000) shares of Preferred
              Stock, each such share having a par value of $.01. The Board of Directors is expressly authorized to issue Preferred Stock without stockholdcr approval, in one or more series, and to fix for each such series such voting powers, full or limited, and such designations, preferences and relative, participating, optional or special rights and such qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions adopted by the
              Board of Directors providing for the issue of such series and as may be permitted by the Delaware General Corporation Law."


               Article ELEVENTH of the Certificate of Incorporation is hereby amended to read as follows:

                   "ELEVENTH: The Corporation's Board of Directors (by a majority vote thereof) shall have the right, power and authority to adopt any new by-law and/or amend or repeal any then-existing bylaw; provided, however, that the Corporation's Board of Directors may not amend or repeal any by-law that, by its very terms, is not subject to amendment or repeal except by or upon approval of the Corporation's stockholders or any class, series or other group or portion thereof."

   THIRD: The amendments effected herein were authorized by the affirmative vote of the holders of a majority of the outstanding shares entitled to vote thereon at a special meeting of the stockholders of the corporation which was duly called and held, upon notice in accordance with Sections 222 and 242 of the General Corporation Law of the State of Delaware.

    FOURTH:   Thc undersigned hereby acknowledges that  the capital of said corporation shall not be reduced under or by reason of the amendments effected herein.


    IN WITNESS WHEREOF, I hereunto sign my name and affirm that the statements made herein are true under the penalties of perjury, this 22nd day of September 1999.



                                 /s/ Thomas  W. Aro
                                 Thomas W. ARO, Secretary

Exhibit 3.02

                     AMENDED AND RESTATED BY-LAWS

                                 OF

                    ALPHA HOSPITALITY CORPORATION



                              ARTICLE I

                            STOCKHOLDERS

  SECTION 1.1. Annual Meetings. An annual meeting of stockholders to elect directors and transact such other business as may properly be presented to the meeting shall be held at such place as the Board of Directors may from time to time fix, if that day shall be a legal holiday in the jurisdiction in which the meeting is to be held, then on the next day not a legal holiday or as soon thereafter as may be practical, determined by the Board of Directors.

  SECTION 1.2. Special Meetings. A special meeting of stockholders may be called at any time by the Board of Directors or the Chairman and shall be called by any of them or by the Secretary upon receipt of a written request to do so specifying the matter or matters, appropriate for action at such a meeting, proposed to be presented at the meeting and signed by holders of record of a majority of the shares
of stock that would be entitled to be voted on such matter or matters if the meeting were held on the day such request is received and the record date for such meeting were the close of business on the preceding day. Any such meeting shall be held at such time and at such place, within or without the State of Delaware, as shall be determined by the body or person calling such meeting and as shall be stated in the notice of such meeting.
  SECTION 1.3. Notice of Meeting                For each meeting of stockholders
written notice shall be given stating the place, date and hour and, in the case of a special meeting, the purpose or purposes for which the meeting is called. Except as otherwise provided by Delaware law, the written notice of any meeting shall be given not less than 10 or more than 60 days before the date of the meeting to each stockholder entitled to vote at such meeting. If mailed, notice shall be deemed to be given when deposited in the United States mail, postage prepaid, directed to the stockholder at his address as it appears on the records of the Corporation.

  SECTION 1.4. Quorum. Except as otherwise required by Delaware law or the Certificate of Incorporation, the holders of record of a majority of the shares of stock entitled to be voted present in person or represented by proxy at a meeting shall constitute a quorum for the transaction of business at the meeting, but in the absence of a quorum the holders of record present or represented by proxy at such meeting may vote to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum is obtained. At any such adjourned session of the meeting at which there shall be present or represented the holders of record of the requisite number of shares, any business may be transacted that might have been transacted at the meeting as originally called.

  SECTION 1.5. Chairman and Secretary at Meeting. At each meeting of stockholders the Chairman, or in his absence the person designated in writing by the Chairman, or if no person is so designated, then a person designated by the Board of Directors, shall preside as chairman of the meeting; if no person is so designated, then the meeting shall choose a chairman by plurality vote. The Secretary, or in his absence a person designated by the chairman of the meeting, shall act as secretary of the meeting.

  SECTION 1.6.              Voting; Proxies.    Except as otherwise
provided by Delaware law or the Certificate of Incorporation, and subject to the provisions of Section 1.10:

  (a) Each stockholder shall at every meeting of the stockholders be entitled to one vote for each share of capital stock held by him.

  (b) Each stockholder entitled to vote at a meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for him by proxy, but no such proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period.

  (c)             Directors shall be elected by a plurality vote.

  (d) Each matter, other than election of directors, properly presented to any meeting shall be decided by a majority of the votes cast on the matter.

  (e) Election of directors and the vote on any other matter presented to a meeting shall be by written ballot only if so ordered by the chairman of the meeting or if so requested by any stockholder present or represented by proxy at the meeting entitled to vote in such election or on such matter, as the case may be.

  SECTION 1.7. Adjourned Meetings. A meeting of stockholders may be adjourned to another time or place as provided in Section 1.4. Unless the Board of Directors fixes a new record date, stockholders of record for an adjourned meeting shall be as originally determined for the meeting from which the adjournment was taken. If the adjournment is for more than 30 days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote. At the adjourned meeting any business may be transacted that might have been transacted at the meeting as originally called.

  SECTION 1.8. Consent of Stockholders in Lieu of Meeting. Any action that may be taken at any annual or special meeting of stockholders may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Notice of the taking of such action shall be given promptly to each stockholder that would have been entitled to vote thereon at a meeting of stockholders and that did not consent thereto in writing.

  SECTION 1.9. List of Stockholders Entitled to Vote. At least 10 days before every meeting of stockholders a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order and showing the address of each stockholder and the number of shares registered in the name of each stockholder, shall be prepared and shall be open to the examination of any stockholder for any purpose germane to the meeting, during ordinary business hours, for a period of at least 10 days prior to the meeting, at a place within the city where the meeting is to be held. Such list shall be produced and kept at the time and place of the meeting during the whole time thereof and may be inspected by any stockholder who is present.

  SECTION 1.10. Fixing of Record Date In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of
Directors may fix, in advance, a record date, which shall not be more than 60 or less than 10 days before the date of such meeting, nor more than 60 days prior to any other action. If no record date is fixed, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held; the record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is necessary, shall be the day on which the first written consent is expressed; and the record date for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

                             ARTICLE II

                              DIRECTORS

  SECTION 2.1. Number; Term of Office; Qualifications:
Vacancies. The number of directors that shall constitute the whole Board of Directors shall be three, which number may be changed from time to time as determined by action of the Board of Directors taken by the affirmative vote of a majority of the whole Board of Directors. Directors shall be elected at the annual meeting of stockholders to hold office, subject to Sections 2.2 and 2.3, until the next annual meeting of stockholders and until their respective successors are elected and qualified. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, although less than a quorum, or by the sole remaining director, and the directors so chosen shall hold office, subject to Sections 2.2 and 2.3, until the next annual meeting of stockholders and until their respective successors are elected and qualified.

  SECTION 2.2. Resignation. Any director of the Corporation may resign at any time by giving written notice of such resignation to the Board of Directors, the Chairman or the Secretary of the Corporation. Any such resignation shall take effect at the time specified therein or, if no time be specified, upon receipt thereof by the Board of Directors or one of the above-named officers; and, unless specified therein, the acceptance of such resignation shall not be necessary to make it effective. When one or more directors shall resign from the Board of Directors effective at a future date, a majority of the directors then in office, including those who have so resigned, shall have power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective, and each director so chosen shall hold office as provided in these By-Laws in the filling of other vacancies.

  SECTION 2.3. Removal. Any one or more directors may be removed, with or without cause, by the vote or written consent of the holders of a majority of the shares entitled to vote at an election of directors.

  SECTION 2.4. Regular and Annual Meetings; Notice. Regular meetings of the Board of Directors shall be held at such time and at such place, within or without the State of Delaware, as the Board of Directors may from time to time prescribe. No notice need be given of any regular meeting, and a notice, if given, need not specify the purposes thereof. A meeting of the Board of Directors may be held without notice immediately after an annual meeting of stockholders at the same place as that at which such meeting was held.


  SECTION 2.5. Special Meetings: Notice. A special meeting of the
Board of Directors may be called at any time by the Board of Directors, its Chairman, the Executive Committee, the President or any person acting in the place of the President and shall be called by any one of them or by the Secretary upon receipt of a written request to do so specifying the matter or matters, appropriate for action at such a meeting, proposed to be presented at the meeting and signed by at least two directors. Any such meeting shall be held at such time and at such place, within or without the State of Delaware, as shall be determined by the body or person calling such meeting. Notice of such meeting stating the time and place thereof shall be given (a) by deposit of the notice in the United States mail, first class, postage prepaid, at least two days before the day fixed for the meeting addressed to each director at his address as it appears on the Corporation's records or at such other address as the director may have furnished the Corporation for that purpose, or (b) by delivery of the notice similarly addressed for dispatch by telegraph, cable or radio or by delivery of the notice by telephone or in person, in each case at least
24 hours before the time fixed for the meeting.

  SECTION 2.6. Chairman of the Board: Presiding Officer and Secretary at Meetings. The
Board of Directors may elect one of its members to serve at its pleasure as Chairman of the Board. Each meeting of the Board of Directors shall be presided over by the Chairman of the Board or in his absence by the President, if a director, or if neither is present by such member of the Board of Directors as shall be chosen at the meeting. The Secretary, or in his absence an Assistant Secretary, shall act as secretary of the meeting, or if no such officer is present, a secretary of the meeting shall be designated by the person presiding over the meeting.

  SECTION 2.7. Quorum. A majority of the whole Board of Directors shall constitute a quorum for the transaction of business, but in the absence of a quorum a majority of those present (or if only one be present, then that one) may adjourn the meeting, without notice other than announcement at the meeting, until such time as a quorum is present. Except as otherwise required by the Certificate of Incorporation or the By-Laws, the vote of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

  SECTION 2.8. Meeting by Telephone. Members of the Board of Directors or of any committee thereof may participate in meetings of the Board of Directors or of such committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation shall constitute presence in person at such meeting.

  SECTION 2.9. Action Without Meeting. Unless otherwise restricted by the Certificate of Incorporation, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting if all members of the Board of Directors or of such committee, as the case may be, consent thereto in writing and the writing or writings are filed with the minutes of proceedings of the Board of Directors or of such committee.

  SECTION 2.10. Executive and Other Committees. The Board of Directors may, by resolution passed by a majority of the whole Board of Directors, designate an Executive Committee and one or more other committees, each such committee to consist of one or more directors as the Board of Directors may from time to time determine. Any such committee, to the extent provided in such resolution or resolutions, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation, including the power to authorize the seal of the Corporation to be affixed to all papers that may require it but no such committee shall have such power of authority in reference to amending the Certificate of Incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the Corporation's property and assets, recommending to the stockholders a dissolution of the Corporation or a revocation of a dissolution, or amending the By-Laws; and unless the resolution shall expressly so provide, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock. In the absence or disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member. Each such committee other than the Executive Committee shall have such name as may be determined from time to time by the Board of Directors.

  SECTION 2.11. Compensation. Any individual who serves as a director shall be entitled to receive such salary and other compensation (including stock options pursuant to a stock option plan approved by the stockholders of the Corporation or otherwise) for his or her services as a director or as a member of any committee of the Board of Directors as may, from time to time, be determined by the Board of Directors (or any duly delegated committee thereof), without any separate consent or approval by the stockholders of the Corporation.

                             ARTICLE III

                              OFFICERS

  SECTION 3.1. Election; Qualification. The officers of the Corporation shall be a Chairman of the Board, a President, one or more Vice Presidents, a Secretary and a Treasurer, each of whom shall be selected by the Board of Directors. The Board of Directors may elect a Controller, one or more Assistant Secretaries, one or more Assistant Treasurers, one or more Assistant Controllers and such other officers as it may from time to time determine. Two or more offices may be held by the same person.

  SECTION 3.2. Term of Office. Each officer shall hold office from the time of his election and qualification to the time at which his successor is elected and qualified, unless he shall die or resign or shall be removed pursuant to Section 3.4 at any time sooner.

  SECTION 3.3. Resignation. Any officer of the Corporation may resign at any time by giving written notice of such resignation to the Board of Directors, the President or the Secretary of the Corporation. Any such resignation shall take effect at the time specified therein or, if no time be specified, upon receipt thereof by the Board of Directors or one of the abovenamed officers; and, unless specified therein, the acceptance of such resignation shall not be necessary to make it effective.

  SECTION 3.4. Removal. Any officer may be removed at any time, with or without cause, by the vote of two directors if there are three directors or less, or the vote of a majority of the whole Board of Directors if there are more than three directors.

  SECTION 3.5. Vacancies. Any vacancy however caused in any office of the Corporation may be filled by the Board of Directors.

  SECTION 3.6. Compensation. The compensation of each officer shall be such as the Board of Directors may from time to time determine.

  SECTION 3.7. Chairman of the Board. The Chairman of the Board shall be the co-chief executive officer of the Corporation and the chairman of all meetings of the Board of Directors. He shall keep in close touch with the administration of the affairs of the Corporation and supervise its general policies. He shall see that the acts of the executive officers conform to the policies of the Corporation as determined by the Board and shall perform such other duties as may from time to time be designated to him by the Board.

  SECTION 3.8. President. The President shall be the co-chief executive officer of the
Corporation and shall have general charge of the business and affairs of the Corporation, subject however to the right of the Board of Directors to confer specified powers on officers and subject generally to the direction of the Board of Directors and the Executive Committee, if any.

  SECTION 3.9. Vice President. Each Vice President shall have such powers and duties as generally pertain to the office of Vice President and as the Board of Directors or the President may from time to time prescribe. During the absence of the president or his inability to act, the Vice President, or if there shall be more than one Vice President, then that one designated by the Board of Directors, shall exercise the powers and shall perform the duties of the President, subject to the direction of the Board of Directors and the Executive Committee, if any.

  SECTION 3.10. Secretary. The Secretary shall keep the minutes of all meetings of stockholders and of the Board of Directors. He shall be custodian of the corporate seal and shall affix it or cause it to be affixed to such instruments as require such seal and attest the same and shall exercise the Powers and shall perform the duties incident to the office of Secretary, subject to the direction of the Board of Directors and the Executive Committee, if any.

  SECTION 3.11. Other Officers. Each other officer of the Corporation shall exercise the powers and shall perform the duties incident to his office, subject to the direction of the Board of Directors and the Executive Committee, if any.


                             ARTICLE IV

                            CAPITAL STOCK

  SECTION 4.1. Stock Certificates. The interest of each holder of stock of the Corporation shall be evidenced by a certificate or certificates in such form as the Board of Directors may from time to time prescribe. Each certificate shall be signed by or in the name of the Corporation by the Chairman, the President or a Vice President and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant
Secretary. Any of or all the signatures appearing on such certificate or certificates may be a facsimile. If any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

  SECTION 4.2. Transfer of Stock. Shares of stock shall be transferable on the books of the
Corporation pursuant to applicable law and such rules and regulations as the Board of Directors shall from time to time prescribe.

  SECTION 4.3. Holders of Record. Prior to due presentment for registration of transfer the
Corporation may treat the holder of record of a share of its stock as the complete owner thereof exclusively entitled to vote, to receive notifications and otherwise entitled to all the rights and powers of a complete owner thereof, notwithstanding notice to the contrary.

  SECTION 4.4. Lost. Stolen. Destroyed or Mutilated Certificates. The Corporation shall issue a new certificate of stock to replace a certificate theretofore issued by it alleged to have been lost, destroyed or wrongfully taken, if the owner or his legal representative (i) requests replacement, before the
Corporation has notice that the stock certificate has been acquired by a bona fide purchaser; (ii) files with the Corporation a bond sufficient to indemnify the Corporation against any claim that may be made against it on account of the alleged loss or destruction of any such stock certificate or the issuance of any such new stock certificate; and (iii) satisfies such other terms and conditions as the Board of Directors may from time to time prescribe.


                              ARTICLE V

                            MISCELLANEOUS

  SECTION 5.1. Indemnity. (a) The Corporation shall indemnify, subject to the requirements of subsection (d) of this Section, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation), by reason of the fact that he is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

  (b) The Corporation shall indemnify, subject to the requirement s of subsection (d) of this Section, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Corporation unless and only to the extent that the Court of Chancery of the State of Delaware or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery of the State of Delaware or such other court shall deem proper.

  (c) To the extent that a director, officer, employee or agent of the Corporation, or a person serving in any other enterprise at the request of the Corporation, has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in subsection (a) and (b) of this Section, or in defense of any claim, issue or matter therein, the Corporation shall indemnify him against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

  (d) Any indemnification under subsections (a) and (b) of this Section (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in subsections (a) and (b) of this Section.
Such determination shall be made (1) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (2) if such a quorum is not obtainable, or, even if obtainable a quorum of disinterested directors, or (3) by independent legal counsel in a written opinion, or (4) by the stockholders.

  (e) Expenses incurred by a director, officer, employee or agent in defending a civil or criminal action, suit or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding as authorized by the Board of Directors upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Corporation as authorized in this Section.

  (f) The indemnification and advancement of expenses provided by or granted pursuant to, the other subsections of this Section shall not limit the Corporation from providing any other indemnification or advancement of expenses permitted by law nor shall it be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any by-law, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office.

  (g) The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or who is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Section.

  (h) The indemnification and advancement of expenses provided by, or granted pursuant to this section shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

  (i) For the purposes of this Section, references to "the Corporation" shall include, in addition to the resulting corporation, any constituent corporation
(including any constituent of a
constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under the provisions of this Section with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued.

  (j) This Section 5.1 shall be construed to give the Corporation the broadest power permissible by the Delaware General Corporation Law, as it now stands and as heretofore amended.

  SECTION 5.2. Waiver of Notice. Whenever notice is required by the Certificate of
Incorporation, the By-Laws or any provision of the General Corporation Law of the State of Delaware, a written waiver thereof, signed by the person entitled to notice, whether before or after the time required for such notice, shall be deemed equivalent to notice. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the stockholders, directors or members of a committee of directors need be specified in any written waiver of notice.

  SECTION 5.3.              Fiscal Year.   The fiscal year of the
Corporation shall start on such date as the Board of Directors shall from time to time prescribe.

  SECTION 5.4. Corporate Seal. The corporate seal shall be in such form as the Board of
Directors may from time to time prescribe, and the same may be used by causing it or a facsimile thereof to be impressed or affixed or in any other manner reproduced.


                             ARTICLE VI

                        AMENDMENT OF BY-LAWS

  SECTION 6.1. Amendment. The By-Laws may be altered, amended or repealed by the stockholders or by the Board of Directors by a majority vote.