Form 10-K
period 1999-12-31
ALPHA HOSPITALITY CORP
filed 2000-03-23
CIK 906780

U.S. SECURITIES AND EXCHANGE COMMISSION
         Washington, D.C.  20549

                FORM 10-K

                (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the year ended December 31, 1999.

(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 (No Fee Required)

             For the transition period from                        to

             Commission file number     1-12522

      Alpha Hospitality Corporation
(Name of registrant as specified in its charter)

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

          Yes   X                              No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The issuer's revenues for the year ended December 31, 1999 were $185,000.

     The aggregate market value on March 20, 2000 of the voting stock held by non-affiliates computed based on the average bid and asked prices of such stock on that date was approximately $54,000,000.

     As of March 20, 2000, 17,033,399 shares of Common Stock, $.01 par value, were issued and outstanding.


DOCUMENTS INCORPORATED BY REFERENCE

                                   None



Transitional Small Business Disclosure Format:

          Yes                                        No   X

The Exhibit Index is located on Page 32.

ITEM 1.  BUSINESS

General

     Alpha Hospitality Corporation (the "Company") was incorporated in Delaware on March 19, 1993, and its subsidiaries Alpha Gulf Coast, Inc. ("Alpha Gulf") was incorporated in Delaware on May 4, 1993, Jubilation Lakeshore, Inc. ("Jubilation Lakeshore") was incorporated in Mississippi on December 8, 1992, Alpha Missouri, Inc. ("Alpha Missouri") was incorporated in Delaware on March 17, 1996, Alpha Monticello, Inc. ("Alpha Monticello") was incorporated in Delaware on May 30, 1997, Alpha Rising Sun, Inc.
("Alpha Rising Sun") was incorporated in Delaware on August 6, 1993, Alpha St. Regis, Inc. ("Alpha St. Regis") was incorporated in Delaware on June 24, 1994, Alpha Greenville Hotel, Inc. ("Greenville Hotel") was incorporated in Delaware on February 27, 1997, Alpha Entertainment, Inc. ("Alpha Entertainment") was incorporated in Delaware on March 12, 1997, Alpha Florida Entertainment, Inc. ("Alpha Florida") was incorporated in Florida on May 26, 1998, Alpha Peach Tree Corporation ("Alpha Peach Tree") was incorporated in Delaware on March 16, 1999 and Casino Ventures, L.L.C. ("Casino Ventures") was formed as a limited liability company in Mississippi on June 6, 1999. As used herein, the term "Company" includes Alpha Hospitality Corporation and such of its subsidiaries as the context requires. The Company's principal executive offices are located at 12 East 49th Street, New York, New York 10017, and its telephone number is 212-750-3500.

     Historically, the Company had been engaged in (i) the ownership and operation, through Alpha Gulf, of a gaming vessel in Greenville, Mississippi, and the construction of an adjacent hotel through its Greenville Hotel subsidiary and (ii) the pursuit of gaming related and other opportunities through the Company's other subsidiaries.

     Effective March 2, 1998, the Company sold to Greenville Casino
Partners, L.P. (the operator of another casino barge in Greenville, Mississippi), its Bayou Caddy's Jubilee Casino ("Jubilee") and related assets, which then constituted substantially all the Company's operating assets, in consideration for (i) approximately $11,800,000 in cash, (ii) a 25% limited partnership interest in Greenville Casino Partners, L.P., (iii) the assumption of approximately $2,000,000 of liabilities of Alpha Gulf and (iv) the assumption of an additional approximately $23,900,000 of indebtedness (inclusive of loan costs and loan discounts aggregating approximately $6,000,000, which was not received by the Company) owed by Alpha Gulf and Greenville Hotel to an institutional lender, which indebtedness had been incurred in anticipation of the proposed sale. See Item 7, herein, for a more detailed discussion of the sale transaction.

     As a result of the Company's sale of its Alpha Gulf operations, the Company's operations were reduced to the development of potential new gaming operations in New York, Florida and Mississippi, and the acquisition or development of other business operations.


Casino Operations and Gaming Activities

Development Activities

     New York. The Company, through Alpha Monticello (its wholly owned subsidiary), is party to a General Memorandum of Understanding (the "Memorandum") with Catskill Development, LLC ("CDL" and, collectively with Alpha Monticello, the "Parties") dated December 1, 1995. CDL is 25% owned by Bryanston Group, Inc. ("Bryanston"), a Georgia corporation, (see item 13 - "Certain Relationships and Related Transactions"). Among other things, the Memorandum provides for the establishment of Mohawk
Management, LLC ("MML"), a New York limited liability company, for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the St Regis Mohawk Indian Tribe (the "Mohawk Tribe"). The Memorandum also sets forth the general terms for the respective funding and management obligations of the Parties with regard to MML. In January 1996, MML was formed with each of CDL and Alpha Monticello owning a 50% membership interest. On July 31, 1996, MML entered into a Gaming Facility Management Agreement with the Mohawk Tribe (the "Management
Contract") for the management of a casino to be built on the current site of the Monticello Raceway in Monticello, New York (the "Monticello Casino"), located approximately 90 miles from New York City. Among other things, the Management Contract provides MML with the exclusive right to manage the

Monticello Casino for seven (7) years from its opening and to receive certain fees for the provision of management and related services. This agreement is subject to final approval by the U.S. Department of the Interior and the National Indian Gaming Commission. Additionally the land on which the casino is to be sited requires the approval of the U.S. Department of the Interior's Bureau of Indian Affairs and the concurrence of the Governor of the State of New York.

     By its terms, the Memorandum between CDL and Alpha Monticello terminated on December 31, 1998, since all of the governmental approvals necessary for the construction and operation of the Monticello Casino were not obtained by MML. As of the date hereof, all such approvals have not been obtained. The Management Contract between MML and the Mohawk Tribe contains no such provision. Additionally, the Memorandum is silent as to the effect of such termination on the continued existence of MML on the Parties' respective 50% interests membership therein or on the Management Contract.
On December 28, 1998, Alpha Monticello filed for arbitration, as prescribed by the Memorandum, to resolve certain disputes between the Parties. As of September 15, 1999, Alpha Monticello and CDL reached a tentative settlement, and the original Memorandum is in the process of being revised.
At the request of both Parties, the American Arbitration Association agreed to stay further proceedings in the arbitration until April 3, 2000, so that the Parties could finalize these arrangements. Upon the effectiveness of this proposed settlement, Alpha Monticello would be entitled to receive 40% of MML's basic management fee income and 50% of the service fee income
accruing to MML for professional services rendered.   The net result of the
proposed settlement would entitle Alpha Monticello to receive approximately 45% of all management fee and service fee income derived from the underlying management contract.

     In a related transaction, Bryanston has agreed, subject to the receipt of all necessary governmental approvals by Alpha Monticello, to transfer to Alpha Monticello 5 percentage points of its ownership interest in its real property holdings at the Monticello Raceway. That holding includes the Raceway's building and equipment and approximately 200 acres of land.
Alpha Monticello will receive 25% of all development fees earned by CDL in the development of these holdings. Additionally, subject to approval by the New York State Racing and Wagering Board, Bryanston has agreed to transfer its 25% ownership in the Raceway's parimutuel operations to Alpha Monticello. Under the previous arrangement described above, Alpha Monticello did not have any ownership stake in either of these assets nor participate in the previously discussed development fee arrangement.

     Subject to the obtaining of requisite approvals, it is anticipated that MML will undertake the development and management of the proposed casino in Monticello, New York, and Alpha Monticello will be responsible for the day-to-day operations of that casino. It is intended that that casino will be owned by the Mohawk Tribe and will be located on land to be placed in trust for the benefit of the Mohawk Tribe.

     CDL purchased the 225 acre Monticello Raceway in June 1996. The Company has been advised by CDL that CDL plans to continue its racing program at the Monticello Raceway and to explore other developments at the site in addition to the proposed casino referred to above.

     There can be no assurance that the project will receive all requisite approvals. However, if such approvals are obtained, it is the Company's current intention to proceed with the development of this gaming activity.

     During 1999, 1998 and 1997, respectively, Alpha Monticello incurred $209,000, $279,000 and $907,000, respectively, of costs, of which $0,
$75,000, and $557,000, respectively, has been capitalized, and the remaining $209,000 $204,000 and $350,000, respectively, have been expensed as casino development costs, which are substantially comprised of a corporate overhead allocation.

     In March 1998, CDL completed the State Environmental Quality
Review Act process with the Village of Monticello's Planning Board as lead agency.

     On March 14, 2000, New York Governor George E. Pataki announced proposed legislation (the "Pataki Proposal") that, if enacted, would affect the approval process for the construction and operation of casinos on Indian lands within New York State. If enacted as currently proposed, the Pataki Proposal would, among other things, alter the state's existing approval process for compacts to be entered into on or after the date the legislation is adopted. In the view of Management, such proposed change in the approval process would not have any effect on the Management Contract, which was entered into by former Governor Mario Cuomo in 1993. The Pataki Proposal also would provide legal authority for the possession and use of slot machines on Indian lands under a compact meeting certain standards.

     Florida.  On May 7, 1999,  Alpha Florida was notified by Miami-
Dade County (the "County") that it had received the final approval on a lease to dock and operate a day cruise vessel out of the County's Haulover Beach Park and Marina adjacent to Bal Harbour, Florida. The exclusive lease is for five years. The County may renew this exclusive agreement for two periods of five years each. For this exclusivity, the Company has agreed to pay the County a minimum guaranteed monthly base rent, a per-passenger fee and a percentage of retail merchandise sold in the facility. The lease will not commence until the inaugural cruise.

     The Company was recently advised that legislation has been introduced in the Florida legislature that could dramatically alter the current state law and impose significant new restrictions or limitations on the "cruise-to-nowhere" industry. The state legislature will not adjourn until early May 2000; therefore, there can be no assurance that a vote will not be taken and, if taken, would not be detrimental to the industry. Alpha Florida, in concert with the potential lessor of the vessel intended to be used by Alpha Florida for its operations, is awaiting final disposition of this issue before proceeding with the final financial commitment on this undertaking. Consequently, whether the Company (through Alpha Florida) will proceed with the development of this gaming business opportunity remains uncertain.

     On February 8, 2000, the Company completed a private placement of preferred stock for an aggregate amount of approximately $3,900,000, net of approximately $100,000 of closing costs, the proceeds of which were anticipated to be used primarily for the start-up costs related to this project and the charter of the vessel or some other gaming related undertakings.

     Mississippi. On July 8, 1999, the Company, through its subsidiary, Jubilation Lakeshore, contributed its inactive gaming vessel, Bayou Caddy's Jubilation Casino ("Jubilation") to Casino Ventures in exchange for $150,000 in cash, a promissory note of $1,350,000 plus a membership interest in Casino Ventures. Upon repayment of the promissory note and other funding to the venture, the Company's membership interest in Casino Ventures will decrease
from its current percentage of 93% to 15%.   A director of the Company is a
partner in Casino Ventures and serves as its General Manager (see Item 13 - "Certain Relationships and Related Transactions").

     The Jubilation vessel has been relocated to Mhoon Landing in
Tunica, Mississippi ("Tunica"), where it is anticipated it will be refurbished
and operated as a gaming vessel.   During 1999, the Company capitalized
$364,000 of costs related to the relocation and refurbishing of the vessel and improvements to its redeployment site in Tunica. An additional $100,000 of start-up costs were incurred in 1999.

      The Company expects Casino Ventures to commence operations in Tunica in late 2000. The Company is not required to make any further capital contributions to Casino Ventures.

Discontinued Activities

     The Bayou Caddy's Jubilee Casino. The Jubilee, originally located in Lakeshore, Mississippi, was owned and operated by the Company's wholly-owned subsidiary Alpha Gulf. Following the Company's acquisition (through Jubilation Lakeshore) of the Cotton Club casino in October 1995 (see "The Company -- Discontinued Activities -- The Jubilation Casino"), the Company relocated the Jubilee to Greenville, Mississippi. The Jubilee reopened in Greenville on November 17, 1995. The movement of the Jubilee to Greenville increased the capacity at Greenville and brought an upscale facility to the Greenville market. Management believed that the relocation of the Jubilee to Greenville was an appropriate action designed to increase the return on the Company's gaming assets in Mississippi.

     In April 1997, Alpha Gulf received approval from the Mississippi
Gaming Commission to make the infrastructure investment required to build and operate a hotel on property adjacent to the Jubilee location. Greenville Hotel entered into a long-term lease with the Board of Mississippi Levee Commissioners to lease property, including historical landmark buildings, for the development of a forty-one key single room and suite hotel. Management believed that this hotel would add a new dimension to the Company's casino patron experience and would be an added amenity to the Company's player development program. The total cost of this project, including capitalized interest, indirect labor and sundry costs, was approximately $4 million. Greenville Hotel received interim financing from Bryanston to fund construction. In February 1998, the Company completed construction of its Greenville Hotel, and on March 2, 1998, through Alpha Gulf and Greenville Hotel, the Company sold the Jubilee, the Greenville Hotel and other related
assets to Greenville Casino Partners, L.P. (see "Business   General").

     The Jubilation Casino. In October 1995, the Company (through its subsidiary Jubilation Lakeshore) acquired the Cotton Club casino, a gaming vessel then moored in Greenville, Mississippi. Such casino was renamed the Jubilation Casino and was relocated from Greenville to Lakeshore, Mississippi, where it reopened on December 21, 1995. Management hoped that the smaller Jubilation Casino could adequately service the existing Lakeshore market with a substantially reduced cost of operations. However, based upon the Jubilation Casino's limited capacity, remote location and the increasing casino development in the Biloxi and Gulfport markets (which proved to be more attractive to casino patrons), the Jubilation Casino was unable to overcome operating deficits. As a result, the Company closed the Jubilation Casino in August 1996.

     In August 1998, the Company relocated its idle Jubilation vessel to a terminal in Mobile, Alabama. In July 1999, the Company contributed the vessel to Casino Ventures (see "Casino Operations and Gaming Activities - Development Activities - Mississippi").

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

     The Company incurred development costs of approximately $318,000 in 1997 related to its proposed development, comprised of a general corporate overhead allocation.


Marketing

     The Company concentrated its sales, marketing and promotional activities for the Jubilee in its principal target market within a 50- mile radius of the Jubilee's location. The target market was reached through a combination of billboards, radio, television and newspaper advertising and direct mail.

     The Company developed an in-house mailing list of in excess
130,000 casino customers. These customers were made up of table game players and "Slot Club" members. Table game customers were identified through the casino's marketing representatives, and their play was monitored to evaluate whether the customer warranted complimentary services provided by the casino. The award of complimentary services was consistent with standard industry practices and was based upon a customer's duration of play and average amount wagered. The "Slot Club" was an operation that allowed the casino's computerized tracking system to identify customers, amount of play and other pertinent characteristics. The "Slot Club" was an ongoing promotion where members were issued cards and accumulated points based on the amount of their play. Such points were redeemable for food, beverages and merchandise. Tournaments for blackjack, craps and poker were held, along with other special events and promotions.

Competition

     At the time of the Company's sale of the Jubilee, there were 19 casinos located on the Mississippi River. In the Greenville market, the Company's Jubilee competed with the Las Vegas Casino, which recently has been closed for possible removal to a new Greenville location, and the Lighthouse Point Casino, which opened in November 1996.

     After the opening of the Lighthouse Point Casino, the Jubilee's share of the market, based on the number of player positions in the market, improved. The Company believed that the Jubilee was well-positioned to compete successfully with the two other casinos in the Greenville market, one of which (the Las Vegas Casino) was owned and operated by Greenville
Casino Partners, L.P., the purchaser of Jubilee. As a result of the sale of the Jubilee, the Company owns a 25% equity interest in Greenville Casino
Partners, L.P. In October 1998, the Las Vegas Casino was closed with plans of a possible relocation to another site in Greenville.

     Approximately 60 miles south of Greenville is Vicksburg, which has four casinos: the Isle of Capri, Harrah's Vicksburg, Ameristar and Rainbow Casino. Approximately 110 miles south of Greenville is Natchez with the Lady Luck Natchez Casino. Approximately 60 miles north of Greenville is
Coahoma County with the Lady Luck Coahoma Casino. Tunica County is approximately 150 miles north of Greenville and has nine casinos -- Harrah's, Sam's Town, Fitzgerald's, Sheraton, Hollywood Casino, Gold Strike (Circus Circus), Horseshoe Casino, Grand Casino and Bally's. Since casinos outside a 50-mile radius of Greenville were not considered by the Company to be within its primary competitive market, the Company did not deem the casinos in Vicksburg, Natchez or Tunica County to be among its principal competitors.

     Although the Jubilee remained competitive, at least until its sale in March 1998, the Jubilation Casino, located on the Mississippi Gulf Coast, was unable to compete satisfactorily with the major casino developments in the Biloxi and Gulfport markets. This contributed to Management's decision to close the Jubilation Casino during August 1996. (See "Casino Operations and Gaming Activities -- Discontinued Activities-- The Jubilation Casino".)

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

     Mississippi. The ownership and operation of casino facilities in Mississippi were and are subject to extensive state and local regulation, primarily the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission (collectively, the "Mississippi Authorities"). This includes the regulation of the Company in regard to its 25% investment in Greenville Casino Partners, L.P.

     Gaming licenses and findings of suitability are not transferable, are initially issued for a two-year period and are subject to periodic renewal. Such renewal was obtained in November 1999 for a two year period. No person may receive any percentage of profits from a gaming subsidiary of a holding company without first obtaining licenses, findings of suitability and approvals from the Mississippi Gaming Commission.

     The laws, regulations and supervisory procedures of Mississippi and the Mississippi Gaming Commission seek to: (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity, (ii) establish and maintain responsible accounting practices and procedures, (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Authorities, (iv) prevent cheating and fraudulent practices, (v) provide a source of state and local revenues through taxation and licensing fees and (vi) ensure that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and to extensive interpretation by the Mississippi Gaming Commission. Changes in Mississippi law or regulations may limit or otherwise materially affect the types of gaming that may be conducted and could have an adverse effect on the Company and the Company's Mississippi gaming operations.

     Mississippi law provides for legalized dockside gaming at the discretion of the 14 counties that either border the Mississippi Gulf Coast or the Mississippi River but only if the voters in a county have not voted to prohibit gaming in that county. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space that may be utilized for gaming. There are no limitations on the number of gaming licenses that may be issued in Mississippi.

     The Company, a registered, publicly traded holding company under Mississippi law, is required periodically to submit detailed financial and operating reports to the Mississippi Authorities and to furnish any other information that the Mississippi Authorities may require. The Company and any subsidiary of the Company that operates a casino in Mississippi (a "Mississippi Gaming Subsidiary") are subject to the licensing and regulatory control of the Mississippi Gaming Commission. If the Company is unable to continue to satisfy the registration requirements of Mississippi law, the Company and its Mississippi Gaming Subsidiaries cannot own or operate gaming facilities in Mississippi. Each Mississippi Gaming Subsidiary must obtain gaming licenses from the Mississippi Gaming Commission to operate casinos in Mississippi and receive a finding of suitability to have a certain ownership interest in a casino, as described by the Mississippi Gaming Commission. Gaming licenses and findings of suitability are issued by the Mississippi Gaming Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations and physical inspection of casinos prior to opening.

Licensing of Officers, Directors and Employees

     Officers, directors and certain key employees of the Company and Alpha Gulf (as the owner of the 25% interest in Greenville Casino Partners, L.P.) must be found suitable or be licensed by the Mississippi Gaming Commission, and employees associated with gaming must obtain work permits that are subject to immediate suspension under certain circumstances. In addition, any person having a material relationship or involvement with the Company may be required to be found suitable or be licensed, in which case such person must pay the costs and fees associated with the related investigation. The Mississippi Gaming Commission may deny an application for a license for any cause that it deems reasonable. Changes in licensed positions must be reported to the Mississippi Gaming Commission. In addition to its authority to deny an application for a license, the Mississippi Gaming Commission has jurisdiction to disapprove a change in corporate officers and has the power to require any gaming subsidiary and the Company to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

Investigation of Holders of Securities and Others

     Mississippi law requires any person who acquires beneficial ownership of more than 5% of the Company's common stock to report the acquisition to the Mississippi Gaming Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the Company's common stock, as reported in filings under the Securities Exchange Act of 1934, as amended, must apply for a finding of suitability by the Mississippi Gaming Commission and must pay the costs and fees that such Commission incurs in conducting the investigation. The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a company's stock. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. Representatives of the Mississippi Gaming Commission have indicated that institutional investors may only be required to file summary information in lieu of a suitability finding.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the securities of the Company beyond such time as the Mississippi Gaming Commission prescribes may be guilty of a misdemeanor. The Company is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its Mississippi Gaming Subsidiaries, the Company: (i) pays the unsuitable person any dividend or other distribution upon the voting securities of the Company;
(ii) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person; (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

     The Company may be required to disclose to the Mississippi Gaming Commission upon request the identities of the holders of any debt securities.
In addition, the Mississippi Gaming Commission under Mississippi law may, in its discretion: (i) require disclosure of holders of debt securities of corporations registered with the Mississippi Gaming Commission, (ii) investigate such holders and (iii) require such holders to be found suitable to own such debt securities. Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including, but not limited to, a default or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of such Commission in connection with such an investigation.

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

     Mississippi law requires that the certificates representing securities of a publicly traded corporation (as defined under Mississippi law) bear a legend to the general effect that such securities are subject to Mississippi law and the regulations of the Mississippi Gaming Commission. The Mississippi
Gaming Commission has the power to impose additional restrictions on the holders of the Company's securities at any time.



Approval of Corporate Matters and Foreign Gaming Operations

     Substantially all loans, leases, sales of securities and similar financing transactions by a Mississippi Gaming Subsidiary must be reported to and/or approved by the Mississippi Gaming Commission. Changes in control of the Company through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without the prior approval of the Mississippi Gaming Commission.

     The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other takeover defense tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly traded that are affiliated with those licensees may be injurious to stable and productive corporate gaming. The Mississippi Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates;
(ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in some circumstances, required from the Mississippi Gaming Commission before the Company may make exceptional repurchases of voting securities above the current market price of its common stock (commonly called "greenmail") or before a corporate acquisition opposed by management may be consummated. Mississippi's gaming regulations also require prior approval by the Mississippi Gaming Commission if the Company adopts a plan of recapitalization proposed by its Board of Directors opposing a tender offer made directly to the stockholders for the purpose of acquiring control of the Company.

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

Sanctions

     If the Mississippi Gaming Commission were to decide that a Mississippi Gaming Subsidiary had violated a gaming law or regulation, the Mississippi Gaming Commission could limit, condition, suspend or revoke the license of such Subsidiary. In addition, the Mississippi Gaming Subsidiary, the Company and the persons involved could be subject to substantial fines for each separate violation. On the basis of any such violation, the Mississippi Gaming Commission could appoint a supervisor to operate the casino facilities, and under certain circumstances, earnings generated during the supervisor's appointment (except the reasonable rental value of the casino facilities) could be forfeited to the State of Mississippi. Limitations, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially and adversely affect the Company's and the Mississippi Gaming Subsidiary's gaming operations.

     To comply with the Mississippi Gaming Commission's requirements regarding the Company's 25% partnership interest in Greenville Casino Partners, L.P., the Company retained its finding of suitability in November 1999 for a two year period. During its compliance review in 1997, in connection with the Company's license renewal, the Mississippi Gaming Commission noted several administrative reporting deficiencies. A show cause hearing was held on December 2, 1997, at which Management explained its position to the Mississippi Gaming Commission staff. This issue was settled by the Company agreeing to address the noted deficiencies in future reporting.

Fees and Taxes

     License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which a Mississippi Gaming Subsidiary's operations have been conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon
(i) a percentage of the gross gaming revenues received by the casino operation,
(ii) the number of slot machines operated by the casino or (iii) the number of tables games operated by the casino. The license fee payable to the State of Mississippi based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings) equals 4% of gaming receipts of $50,000 or less per month, 6% of gaming receipts over $50,000 and less than $134,000 per month, and 8% of gaming receipts over $134,000 per month.
The foregoing license fees are allowed as a credit against the Company's Mississippi income tax liability for the year paid.

New York

     The Federal Indian Gaming Law (as it relates to the Company's proposed operation in New York State) provides for a comprehensive, detailed scheme for the control of gaming operations in the state and the issuance of licenses for gaming, both to gaming facilities and to persons involved in certain gaming related activities. Each of the supervising governmental agencies is authorized to promulgate rules and regulations applicable to the administration of gaming related laws. With respect to the Company's agreement with the Mohawk Tribe relating to the proposed Monticello Casino, the State of New York has provided for regulation of Indian gaming casinos through the New York State Racing and Wagering Board. Additionally, in connection with its potential operations in New York State, the required documentation has been filed with the National Indian Gaming Commission.

Employees

     As of December 31, 1999, the Company employed 9 full-time employees, including the Company's Chairman and Chief Executive Officer and those executives not presently compensated directly by the Company (see "Item 11 - Executive Compensation Policy").



ITEM 2.  PROPERTIES

The Company maintains its executive office at leased premises located at 12 East 49th Street, New York, New York, 10017. This lease expires October 1, 2004.


Other Properties


                                        Approximate
    Location          Principal Use     Area      Owned/Leased   Expires
 Hancock County         Warehousing    3 acres       Leased     4/30/03
 Waveland, MS           and            with option
                        parking        to purchase

 Washington
     County       Accounting offices    10,000         Leased    Month to
 Greenville, MS   and warehouse        square feet               Month

ITEM 3.  LEGAL PROCEEDINGS

     In January 1996, the Company was named as a defendant in an action brought in the Circuit Court of Hinds County, Mississippi (Amos vs Alpha
Gulf Coast, Inc.; Batiste vs Alpha Gulf Coast, Inc.; Ducre vs Alpha Gulf
Coast, Inc.; Johnston vs Alpha Gulf Coast, Inc.; Rainey vs Alpha Gulf Coast, Inc.). Based on the theory of "liquor liability" for the service of alcohol to a customer, plaintiffs alleged that on January 16, 1995, a vehicle operated by Mr. Amos collided with a vehicle negligently operated by Mr. Rainey, an individual who was allegedly served alcoholic beverages by the Company. Plaintiffs alleged that they suffered personal injuries and seek compensatory damages aggregating $17.1 million and punitive damages aggregating $37.5 million. On March 1, 2000, mediation took place between the Company's insurance company and plaintiffs Amos, Batiste and Ducre with settlements being reached in all three cases for an aggregate amount of $110,000, of which $85,000 is covered by the Company's insurance. The remaining $25,000, representing the cost to the Company, is included in accounts payable and accrued expenses as of December 31, 1999. Settlement discussions are underway by the Company's insurance company with plaintiffs Johnston and Rainey; however, neither case has been settled at the time of this filing. Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements. The Company believes that the remaining risk referred to in this paragraph is adequately covered by insurance.

     Alpha Monticello is engaged in an arbitration proceeding in connection with its development and management agreements with respect to the proposed casino in Monticello, New York (See "Item 1 - Business - Casino Operations and Gaming Activities - Development Activities").

     The Company is involved in a dispute with Greenville Casino
Partners, L.P. ("Buyer") regarding an agreement dated December 17, 1997, pursuant to which the Company sold the Jubilee and related hotel property to Buyer. The Company claims Buyer is liable for certain liabilities and certain accounts payable. Buyer has counterclaimed that the Company breached some of its warranties, failed to continue operating the casino in the normal course of business through the date of sale and also failed to pay certain accounts payable. Management is vigorously pursuing the Company's own claims and
is also contesting Buyer's claims.     An arbitration hearing was held in March
1999, at which time each side presented its final arguments. The arbitrator
expects to render a decision in late March or early April 2000.   The Company
and its counsel believe, based on information presently available, that the arbitrator will find that the total of the Company's claims exceed the total of Buyer's claims so that the net result will be in the Company's favor. However, in light of Buyer's uncertain financial condition, there can be no assurance that, in the event of a favorable award, any resultant monies due the Company would be collected.



ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY
HOLDERS

          None

ITEM 5.  MARKET INFORMATION

Market Prices

The Company's Common Stock and its Redeemable Common Stock Purchase Warrants (the "Warrants") are traded on the Automated Quotation System of the National Association of Securities Dealers, Inc. ("NASDAQ") under the symbols "ALHY", on the Boston Stock Exchange under the symbols "ALH" and "ALHW" and on the OTC BB under the symbol "ALHYW".

     The following table sets forth the high and low sale prices for Common Stock and Warrants as reported by NASDAQ.


                                          Common Stock            Warrants

                                         High       Low     High       Low
1999 Quarters:
          Fourth . . . . . . . . . . . .$6.69     $2.50     $3.38     $1.25
          Third. . . . . . . . . . . .   4.44      3.00      2.38       .88
          Second . . . . . . . . . . .   5.00      1.50       .375      .0625
          First. . . . . . . . . . . . . 2.81      1.19       .0625     .0625

1998 Quarters:
          Fourth . . . . . . . . . . . . $1.56    $ .50      $.0625    $.0625
          Third. . . . . . . . . . . . .  2.06      .50       .125      .0625
          Second . . . . . . . . . . . .  2.50     1.50       .1875     .0625
          First. . . . . . . . . . . . .  3.00     1.63       .375      .0625


     As of March 20, 2000, 17,033,399 shares of Common Stock and 960,000 shares of Preferred Stock were issued and outstanding. The outstanding shares of Common Stock were held of record by approximately 800 persons, including ownership by nominees who may hold for multiple beneficial owners.

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

     Additionally, the Company is, and since its inception in 1993 has been, subject to loan covenants that have generally prohibited the declaration or payment of any cash dividends. Although proceeds from the pre-closing financing in connection with the sale of the assets of Alpha Gulf and Greenville Hotel were used to discharge loans pursuant to the terms of which the Company was prohibited from declaring or paying any cash dividends on its shares of capital stock, such prohibition was replaced with restrictive covenants with respect to such pre-closing financing that effectively reinstated such prohibition. Upon consummation of the sale of the Jubilee and the Greenville Hotel, such pre-closing financing was assumed by Greenville
Casino Partners, L.P., effectively relieving the Company from such prohibition. However, there can be no assurance that the Company will declare or pay any dividends of the shares of its capital stock or will not obtain financing under terms that could prohibit the declaration of payment of any dividends on its capital stock.

     The Company's cumulative Series B Preferred Stock has voting rights of eight votes per preferred share, is convertible is to eight shares of Common Stock for each share of preferred stock and carries a dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event the dividend is not paid at the end of the Company's fiscal year (December 31), the dividend will be payable in shares of Common Stock instead of cash. On December 17, 1997, the Company declared a dividend of $1,391,000 with respect to the outstanding shares of the Series B Preferred Stock for 1996, which was paid by the issuance of 777,000 shares of the Company's Common
Stock in April 1998 as payment of such dividend. On May 12, 1998, the Company declared a dividend of $2,861,000 with respect to the outstanding shares of the Series B Preferred Stock for 1997, which was paid by the issuance of approximately 1,605,000 shares of Common Stock in January
1999 as payment of such dividend. As of December 31, 1999, dividends in arrears on the outstanding Series B Preferred Stock amounted to approximately 1,943,000 shares for 1998 and approximately 451,000 shares for 1999.

     On June 30, 1998, the Company issued 135,000 shares of cumulative
Series C Preferred Stock, in settlement of $9,729,000 of net obligations. The Series C Preferred Stock has voting rights of twenty-four votes per preferred share, is convertible into twenty-four shares of Common Stock and carries a dividend of $5.65 per share. In addition, the terms of the Series C Preferred Stock includes a provision granting the Company the right to call such stock based upon the occurrence of certain capital events which realize a profit in excess of $5,000,000. In the event the dividend on the Series C Preferred Stock is not paid by the end of the Company's fiscal year (December 31), the dividend is payable in shares of Common Stock instead of cash. As of December 31, 1999, dividends in arrears on the outstanding Series C Preferred Stock amounted to approximately 255,000 shares for 1998 and approximately 117,000 shares for 1999.

     On February 8, 2000, the Company issued 4,000 shares of its 7% convertible Series D Preferred Stock (the "Series D Preferred Stock") for an aggregate price of $3,900,000, net of approximately $100,000 of closing costs. The Series D Preferred Stock is convertible into shares of the Company's
Common Stock at a conversion price of the lesser of $6 per share or a price based upon the prevailing market price of the Company's Common Stock, and accrues dividends at a rate of 7% per annum. In the event the Series D Preferred Stock is not converted into shares of the Company's Common Stock by February 8, 2005, there will be a mandatory redemption at that time, payable in shares of the Company's Common Stock at the same aforementioned conversion price. The dividends are payable in arrears on the earlier of the date of conversion of a share of Series D Preferred Stock or the date of redemption. At the Company's option, the dividends are payable in the form of cash or shares of the Company's Common Stock. The maximum aggregate total of shares of the Company's Common Stock issuable relative to the conversions and payments of dividends on the Series D Preferred Stock is 3,300,000 shares. In the event such limitation prevents the conversion of any Series D Preferred Stock, the dividend rate will increase to 15% per annum to be payable in cash in arrears, semi-annually on June 30 and December 31. The Series D Preferred Stock contains no voting rights prior to its conversion to Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA
                (Dollars in thousands, except per share amounts)


     Years ended December 31, 1999, 1998, 1997, 1996 and  1995

                       1999        1998      1997     1996           1995
Revenues            $    185    $  5,424  $ 31,633   $ 44,520 $    27,639
Loss from
    continuing
    operations      $(5,763)    $(13,399) $ (1,774) $ (26,309)$  (19,344)
Loss per common
     share from
     continuing
     operations,
     basic and
     diluted      $   (.34)    $  (1.09) $     (.23) $  (1.98) $  (1.82)


                                    December 31,
                      1999         1998        1997       1996          1995

Total assets     $   8,128   $   10,196   $    29,993  $   43,954   $   66,774
Long-term debt   $   2,057  $     2,108   $      8,088 $   22,394   $   29,632
Stockholders'
   equity        $   2,761  $     5,163   $      8,833 $     1,506  $    1,904






See Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE
COMPANY

Casino Operations

Mississippi:

     On May 14, 1993, the Company, through its subsidiary, Alpha Gulf, acquired certain of the assets of B.C. of Mississippi, Inc. ("B.C."), including B.C.'s leasehold interests under certain lease agreements, certain other assets incidental to the development and ownership of the Jubilee and B.C.'s interest in certain related license applications, approvals and permits. The Jubilee commenced gaming operations in Lakeshore, near Waveland, Hancock
County, Mississippi, on January 12, 1994. In October 1995, the Company consummated the acquisition of The Cotton Club Casino (subsequently renamed the Jubilation Casino) at its original location in Greenville, Mississippi. Immediately following such acquisition, the Company relocated the Jubilee to Greenville and the Jubilation Casino to Lakeshore. Management believed that these relocations were appropriate in order to increase the return on the Company's gaming assets, since Management believed that the Jubilee would better serve the larger Greenville market and that the Jubilation Casino would adequately serve the smaller Lakeshore market. The Jubilee reopened in Greenville on November 17, 1995, and the Jubilation Casino reopened in Lakeshore on December 21, 1995. In August 1996, the Jubilation Casino was closed due to its inability to overcome operating deficits.

     In or about September 1997, Buyer approached the Company with an offer to purchase the Company's casino operations and assets in Greenville, Mississippi. During the negotiations of the financial terms of the transactions it became apparent that it would be impossible for all conditions precedent to the closing of such transaction to be effected prior to December 31, 1997 (the expiration of the financing commitment of Buyer's proposed lender).
Therefore, the Company and Buyer proceeded to negotiate terms with the lender to lend funds to both Buyer and the Company on or before December
31, 1997 in contemplation of the sale taking place thereafter.

     On December 30, 1997, Alpha Gulf and Greenville Hotel obtained certain financing (the "Pre-Closing Financing") from Credit Suisse First
Boston Mortgage Capital, L.L.C. (the "Pre-Closing Lender"), pursuant to which Alpha Gulf and Greenville Hotel borrowed $17.9 million ($23.9 million less loan costs and loan discounts of approximately $6 million), and concurrently therewith Alpha Gulf applied the net proceeds therefrom to the payment and discharge of approximately $20 million of the Company's indebtedness, including $16 million of secured debt. Such borrowing is herein referred to as the "Pre-Closing Principal Loan." Under the terms of the sale agreement providing for the sale of the Jubilee and Greenville Hotel (the "Sale Agreement"); (a) Buyer assumed the Pre-Closing Principal Loan upon closing the sale of the casino assets and (b) the outstanding principal amount of such Loan was applied and credited against $26.5 million in cash that would otherwise have been payable to Alpha Gulf at such closing.

     Additionally, in conjunction with and as part of the Pre-Closing Financing, Alpha Gulf and Greenville Hotel executed and delivered to the Pre-Closing Lender an unsecured, zero-coupon promissory note (the "Pre-Closing Subordinated Debt") in the stated principal amount of approximately $4.9 million, representing additional unfunded financing. Although no proceeds were received by Alpha Gulf or Greenville Hotel in conjunction with such promissory note, under the terms of the Sale Agreement, Buyer assumed such promissory note upon closing of the sale of the casino assets.

     On March 2, 1998, the Company sold substantially all of the assets of Alpha Gulf and Greenville Hotel, including the casino barge, boarding barge, related gaming and other equipment, furniture and improvements and related permits, licenses, leases and other agreements to Buyer. In exchange for such assets, the Company received from Buyer total consideration of $40.2 million, including approximately $11.8 million in cash, the assumption of approximately $2 million of certain accounts payable, accrued expenses, payroll liabilities and a capital lease obligation, a 25% partnership interest in
Buyer and the assumption of the Company's obligation to repay the net proceeds from the Pre-Closing Financing of $17.9 million.

Results of Operations -- Alpha Gulf:

     The following table sets forth the statements of operations for Alpha Gulf's
Jubilee before intercompany charges and deferred income tax for the years ended December 31, 1999, 1998 and 1997 (dollar amounts in thousands):

                                                 1999        1998(1)   1997
      Revenues:
          Casino . . . . . . . . . . . .       $          $    4,923 $ 31,048
          Food and beverage, retail
             and other. . . . . . . . . . .          15          140      570
            Total revenues . . . . . . .             15        5,063   31,618

     Operating expenses:
          Casino . . . . . . . . . . . .                       1,901   12,029
          Food and beverage, retail and
            other. . . . . . . . . . . .                          91      569
          Selling, general and
            administrative . . . . . . .           237         3,211   16,765
            Total operating expenses . .           237         5,203   29,363
     Income (loss) from operations . . .          (222)         (140)   2,255

     Other expenses:
Loss from equity investee. ..                                  8,500
          Depreciation and
            amortization . . . . . . . .            17           890    5,076
          Interest . . . . . . . . . . .                         797    2,009
            Total other expenses . . . .            17        10,187    7,085

     Loss before intercompany
         charges,  deferred income
          taxes and gain
          on sale of assets . . . . . . .    $   (239)      $(10,327)$ (4,830)

<F1>

1  Relates only to the period through March 2, 1998, when the Jubilee was sold.


Years Ended December 31, 1999, 1998 and 1997:

     The 1998 activity for casino, food and beverage revenues and expenses represented Alpha Gulf's operation of the Jubilee through the date of its sale on March 2, 1998. For the year ended December 31, 1997, Alpha Gulf operated the Jubilee for that entire year. Accordingly, the 1998 revenues and operating expenses are less than 1997, and the 1999 selling, general and administrative expenses are less than 1998.

     Selling, general and administrative expenses for the year ended December 31, 1998, included costs of payroll and related expenses of approximately $1,243,000, marketing and advertising expenses of approximately $930,000, occupancy costs of approximately $352,000 and other operating expenses of $686,000.

     The continuing general and administrative costs for the year ended December 31, 1999 consisted of payroll and related expenses of approximately $100,000, occupancy costs of approximately $34,000 and other expenses of $103,000, which included a corporate overhead allocation of approximately $58,000.

     Included in the consideration received in exchange for the sale of the Jubilee, Alpha Gulf received a 25% partnership interest in Buyer, whose primary assets included the Las Vegas Casino, the Jubilee, the Key West Inn and the Greenville Inn and Suites. The combined complement of the currently operating gaming devices is 25 table games and 800 slots, which represent
54.4% of the devices in the Greenville market. The two hotels offer 56 rooms and 41 rooms and suites, respectively. Since the acquisition of substantially all of the assets of Alpha Gulf and Greenville Hotel, Management has been advised that Buyer has incurred significant operating losses in 1999 and 1998 resulting in a substantial working capital deficiency and partners' deficiency. Buyer decided to close the Las Vegas Casino in October 1998 in an effort to decrease expenses and improve the operating performance of the Jubilee. Nonetheless, Management has been advised that Buyer continued to incur operating losses and anticipates incurring operating losses in 2000. Currently, Management has been advised that Buyer plans to reopen the Las Vegas
Casino if sufficient capital can be raised to allow both of its boats to be operated contiguously under one gaming license. It is Management's understanding that Buyer believes that the contiguous operation of the two casinos will yield increased market share and operating cash flows. Additionally, Management has been advised that Buyer is pursuing other capital sources and attempting to modify its debt service requirements in a manner designed to provide additional working capital. However, there can be no assurance that Buyer will be able to attract the necessary capital, modify its debt service requirements or otherwise fund the cost of mooring and operating these vessels in a contiguous manner. In light of these developments and in accordance with its policy on impairment of long-lived assets, the Company adjusted the carrying value of its remaining 25% partnership interest in Buyer to zero in 1998.

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

Results of Operations -- Jubilation Lakeshore:

     The Company acquired the Cotton Club of Greenville, Inc. (d/b/a
Cotton Club Casino) on October 26, 1995. The Cotton Club Casino's operations in Greenville were terminated on October 30, 1995. After its relocation to Lakeshore, the Cotton Club, renamed the Jubilation Casino, reopened for business on December 21, 1995 and has been closed since
August 1996. In August 1998, the Company relocated the casino vessel to Mobile, Alabama, where it was moored at a terminal. On July 8, 1999, the Company contributed the idle gaming vessel to Casino Ventures in exchange for $150,000 cash, a promissory note of $1,350,000 plus a membership interest in Casino Ventures. Upon repayment of the promissory note and other funding to the venture, the Company's membership interest in Casino
Ventures decreases from its current percentage of 93% to 15%. The consolidated financial statements of the Company will include the amounts of Casino Ventures until such time as the Company's membership interest decreases to less than 50%. See "Future Operations" for a discussion of Casino Ventures' operating plan for the vessel.

Years Ended December 31, 1999 (exclusive of Casino Ventures - see "Future Operations"), 1998 and 1997:

     The continuing costs incurred during the years ended December 31, 1999, 1998 and 1997 for administration, insurance, compensation, settlements with former employees and vessel mooring and relocation were $185,000, $744,000 and $993,000, respectively. Interest expense, primarily related to the debt on the idle gaming vessel and equipment, amounted to $146,000, $108,000 and $870,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In connection with the Company's annual review of the carrying value of its long-lived assets and in accordance with its policy on impaired long-lived assets, in 1998 the Company recorded a write-down in the amount of $327,000 with respect to certain of the Jubilation Lakeshore's impaired property and equipment.

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

     Except to the extent the Company may pursue any New Opportunity, as a result of the sale of the Jubilee, the Company has been since March 1998 effectively transformed to serve as a holding company and a vehicle to effect acquisitions, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination (a "Business Combination") with an operating business (an "Acquired Business"). To the extent the Company's financial and other resources are not devoted to, or reserved for, the development of any New Opportunity, the business objective of the Company will be to effect a Business Combination with an Acquired Business that the Company believes has significant growth potential. The Company intends to seek to utilize available cash, equity, debt or a combination thereof in effecting a Business Combination. While the Company may, under certain circumstances, explore possible Business Combinations with more than one prospective Acquired Business, in all likelihood, until other financing provides additional funds, or its stature matures, the Company may be able to effect only a single Business Combination in accordance with its business objective, although there can be no assurance that any such transaction will be effected.

Casino Development:

     The Company, through its wholly owned subsidiary Alpha
Monticello, is party to a General Memorandum of Understanding (the "Memorandum") with Catskill Development, LLC ("CDL" and, collectively with Alpha Monticello, the "Parties") dated December 1, 1995, which, among other things, provides for the establishment of Mohawk Management, LLC
("MML"), a New York limited liability company, for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the St Regis Mohawk Indian Tribe (the "Mohawk Tribe"). The Memorandum also sets forth the general terms for the respective funding and management obligations of CDL (25% owned by Bryanston) and Alpha Monticello with regard to MML. In January 1996, MML was formed with each of CDL and Alpha Monticello owning a 50% membership interest. On July 31, 1996,
MML entered into a Gaming Facility Management Agreement with the Mohawk Tribe (the "Management Contract") for the management of a casino to be built on the current site of Monticello Raceway in Monticello, New York (the "Monticello Casino"). Among other things, the Management Contract provides MML with the exclusive right to manage the Monticello Casino for seven (7) years from its opening and to receive certain fees for the provision of management and related services. This agreement is subject to final approval by the U.S. Department of the Interior and the National Indian
Gaming Commission. Additionally the land on which the casino is to be sited requires the approval of the U.S. Department of the Interior's Bureau of Indian Affairs and the concurrence of the Governor of the State of New York (See "Development Activities - New York").

     By its terms, the Memorandum terminated on December 31, 1998, since all of the governmental approvals necessary for the construction and operation of the Monticello Casino were not obtained by MML. As of the date hereof, all such approvals have not been obtained. The Management Contract between MML and the Mohawk Tribe contains no such termination provision. Additionally, the Memorandum is silent as to the effect of such termination on the continued existence of MML, on the Parties' respective 50% membership interests therein or on the Management Contract. On December 28, 1998,
Alpha Monticello filed for arbitration, as prescribed by the Memorandum, to resolve certain disputes between the Parties. As of September 15, 1999, Alpha Monticello and CDL reached a tentative settlement, and the original
Memorandum is in the process of being revised. At the request of both Parties, the American Arbitration Association agreed to stay further proceedings in the arbitration until April 3, 2000, so that the Parties could finalize these arrangements. Upon the effectiveness of this proposed settlement, Alpha Monticello would be entitled to receive 40% of MML's basic management fee income and 50% of the service fee income accruing to
MML for professional services rendered.   The net result of the proposed
settlement would entitle Alpha Monticello to receive approximately 45% of all management fee and service fee income derived from the underlying management contract.

     In a related transaction, Bryanston has agreed, subject to the receipt of all necessary governmental approvals by Alpha Monticello, to transfer to Alpha Monticello 5 percentage points of its ownership interest in its real property holdings at the Monticello Raceway. That holding includes the Raceway's building and equipment and approximately 200 acres of land.
Alpha Monticello will receive 25% of all development fees earned by CDL in the development of these holdings. Additionally, subject to approval by the New York State Racing and Wagering Board, Bryanston has agreed to transfer its 25% ownership in the Raceway's parimutuel operations to Alpha
Monticello.  Under the previous arrangement described above, Alpha
Monticello did not have any ownership stake in either of these assets nor
participate in the previously discussed development fee arrangement.    For the
years ended December 31, 1999, 1998 and 1997, the Company incurred casino development costs of $209,000, $204,000 and $350,000, respectively, which related to a general overhead allocation. As of December 31, 1999 and 1998, the Company had capitalized $1,366,000 towards the design, architecture and other costs of development plans for the Casino.

Manufactured Housing:

     In December 1998, the Company, through its wholly-owned subsidiary Alpha Peach Tree, entered into letters of intent to acquire all of the issued and outstanding shares of Sunstate Manufactured Homes of Georgia, Inc. ("Sunstate") dba Peach State Homes and its affiliated company, South Georgia Frames Unlimited, Inc. ("South Georgia"), two closely held corporations engaged in the manufacture and sale of single family homes. On March 26, 1999, the Company executed definitive agreements governing the acquisition, which remained subject to certain conditions, including satisfactory completion of the Company's due diligence review.

     Upon completion of its due diligence (as approved by the Company's Board of Directors) relative to this transaction, the Company decided not to consummate this proposed acquisition. Development costs for the year ended December 31, 1999 incurred by the Company with respect to the proposed transaction amounted to $341,000, which included a general corporate overhead allocation of $132,000.

Haulover Beach Park and Marina:

     On May 7, 1999, a subsidiary of the Company, Alpha Florida, was notified by Miami-Dade County (the "County") that it had received the final approval on a lease to dock and operate a gaming day cruise vessel out of the County's Haulover Beach Park and Marina adjacent to Bal Harbour, Florida.
The exclusive lease is for five years. The County may renew this exclusive agreement for two periods of five years each. For this exclusivity, the Company has agreed to pay the County a minimum guaranteed monthly base rent, a per-passenger fee and a percentage of retail merchandise sold in the facility. The lease will not commence until the inaugural cruise.

     The Company was recently advised that legislation has been introduced in the Florida legislature that could dramatically alter the current law allowing the "cruise-to-nowhere" industry. The state legislature will not adjourn until early May 2000; therefore, there can be no assurance that a vote will not be taken and, if taken, would not be detrimental to the industry. Alpha
Florida, in concert with the potential lessor of the vessel intended to be used by Alpha Florida for its operations, is awaiting final disposition of this issue before proceeding with the final financial commitment on this undertaking. Consequently, whether the Company (through Alpha Florida) will proceed with the development of the gaming business opportunity remains uncertain.

     On February 8, 2000, the Company completed a private placement of preferred stock for an aggregate amount of approximately $3,900,000, net of approximately $100,000 of closing costs, the proceeds of which were anticipated to be used primarily for start-up costs related to this project and the charter of the vessel or other gaming related undertakings. Development costs of $194,000 were incurred with respect to this project during the year ended December 31, 1999, which costs included a general corporate overhead allocation of $153,000.

Casino Ventures:

     On July 8, 1999, the Company, through its subsidiary, Jubilation Lakeshore (see "Results of Operation - Jubilation Lakeshore"), entered into an agreement with Casino Ventures, pursuant to which the Company contributed its inactive gaming vessel, the Jubilation Casino, to Casino Ventures in exchange for $150,000 in cash, a promissory note of $1,350,000, plus a membership interest in Casino Ventures. Upon repayment of the promissory note and other funding to the venture, the Company's membership interest in Casino Ventures will decrease from its current percentage of 93% to 15%. The consolidated financial statements of the Company will include the accounts of Casino Ventures until such time as the Company's membership interest decreases to less than 50%.

     The Jubilation Casino has been relocated to Mhoon Landing in Tunica, Mississippi ("Tunica") where it is anticipated to be refurbished and operated as a gaming vessel. During the year ended December 31, 1999, the Company capitalized $364,000 of costs related to the refurbishment of the vessel and improvements to its new site in Tunica. An additional $100,000 of start-up costs were incurred during the year. Casino Ventures' interest expense for the year ended December 31, 1999, not eliminated in consolidation, amounted to $22,000. This was substantially attributable to a $650,000 mortgage note payable secured by the vessel.

      The Company expects Casino Ventures to commence operations in Tunica in mid-year 2000. The Company is not required to make any further capital contributions to Casino Ventures.

Louisiana Truckstop/Video Poker:

     In December 1998, the Company entered into a memorandum of understanding with Equity Service, Inc. ("Equity") to exchange the Company's then-dormant Jubilation vessel plus cash for the ownership of an operating truckstop and video poker room in Port Allen, Louisiana. The proposed transaction as originally contemplated in the memorandum of understanding will not proceed. However, the parties have been continuing their discussions with respect to the possible acquisition of other truckstop/video poker properties Equity has under development There can, however, be no assurance that these discussions will result in any agreement with respect to a prospective acquisition.

Liquidity and Capital Resources

     For the year ended December 31, 1999, the Company had net cash used in operating activities of $2,033,000. The uses were the result of a net loss of $5,763,000 plus depreciation of $38,000, noncash compensation of $3,251,000 and a net decrease in working capital of $516,000. The decrease in working capital consisted primarily of a net decrease in other current assets of $81,000, an increase in accounts payable and other accrued expenses of $360,000 and an increase in payroll and related liabilities of $75,000.

     Cash used in investing activities of $424,000 consisted of $385,000 of payments for property and equipment and a $39,000 increase in deposits and other assets.

     Cash provided by financing activities of $9,000 was attributable to $650,000 of proceeds from long-term debt on the idle gaming vessel, $60,000 of proceeds from the exercise of warrants to purchase the Company's common stock less $701,000 of repayments of the note payable to Bryanston.

     In February 2000, the Company received an aggregate amount of approximately $3,900,000, net of approximately $100,000 of closing costs, from the issuance of preferred stock, which is anticipated to be utilized primarily in connection with the Haulover Beach Park and Marina transaction, the acquisition of truckstops and video poker operations in Louisiana or some other gaming related business acquisition. In the event additional financing is required, there can be no assurances such financing will be obtained by the Company.

     Although the Company is subject to continuing litigation, the ultimate outcome of which cannot presently be determined, Management believes any additional liabilities that may result from pending litigation in excess of insurance coverage will not be in an amount that will materially increase the liabilities of the Company as presented in the attached consolidated financial statements.

Year 2000 Compliance

     The Company has not made significant expenditures in connection with the Year 2000 computer problem because it does not believe that the Year 2000 problem will have a materially adverse effect on the Company's operations.



ITEM 8.  FINANCIAL STATEMENTS

     See Index to Financial Statements attached hereto.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE

     None.






ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS,
     PROMOTERS AND CONTROL PERSONS;
     COMPLIANCE WITH SECTION 16 (a) OF THE
     EXCHANGE ACT

     The table below sets forth certain information with respect to the directors and executive officers of the Company.

        Name                        Age       Position with the
                                   Company

Stanley S. Tollman. . . . . .      68   Chairman of the Board and
                                        Chief Executive Officer
Thomas W. Aro . . . . . . . .      57   Vice President, Secretary
                                        and Director
Brett G. Tollman. . . . . . .      38   Vice President and
                                                  Director
Craig Kendziera . . . . . . .      45   Treasurer
Robert Steenhuisen. . . . . .      42   Chief Accountant and
                                                Assistant Secretary
James A. Cutler . . . . . . .      48   Director
Matthew B. Walker . . . . . .      49   Director
Herbert F.  Kozlov. . . . . .      47   Director

     Stanley S. Tollman has served as Chairman of the Board of Directors and Chief or Co-Chief Executive Officer of the Company since its formation. Since March 1995, Mr. Tollman has also served as President. He served as Chairman of the Tollman-Hundley Hotel Group from 1979 to June 1996. He currently serves as Chairman of Bryanston, a hotel management company, and of Trafalgar Tours International, a tour operator. The business addresses of Bryanston and Trafalgar Tours International are, respectively, 1886 Route 52, Hopewell Junction, New York and 5

Reid Street, Hamilton, Bermuda.

     Thomas W. Aro has served as a Director of the Company since February 1, 1994, and as Vice President of the Company since its formation. Mr. Aro also serves as Chief Operating Officer of the Company's subsidiary Alpha Gulf. He has served as Executive Vice President of the Tollman-Hundley Hotel Group since 1982 and served as Executive Vice President of Bryanston from 1989 through March 1996.

     Brett G. Tollman served as a Vice President of the Company from its formation until October 29, 1993, and was re-elected to that position and was selected a Director of the Company on February 1, 1994. He served as Executive Vice President of the Tollman-Hundley Hotel Group from 1984 to
June 1996. Mr. Tollman currently serves as President of Tollman-Hundley Hotel Group. He also serves as Director and President of Bryanston. Mr. Tollman is the son of Stanley S. Tollman, the Chairman of the Board and Chief Executive Officer of the Company.

     Craig Kendziera has served as Treasurer of the Company since his appointment on May 12, 1998. He also have served as the Corporate Controller of the Tollman-Hundley Hotel Group since June 1992 and a Director, Vice President, Treasurer and Corporate Controller of Bryanston since March 6, 1998.

     Robert Steenhuisen has served as Chief Accountant of the Company from his appointment on May 12, 1998. He also has served as the Chief Accountant for the Tollman-Hundley Hotel Group since May 1992 and a Director, Vice President, Assistant Secretary and Chief Accountant of Bryanston since March 2, 1998.

     James A. Cutler served as Treasurer and Chief Financial Officer of the Company from its formation until his resignation on March 6, 1998. He also served as Secretary of the Company from October 29, 1993 to February 1, 1994. Mr. Cutler was elected a Director of the Company on June 12, 1996. He served as Senior Vice President and Treasurer of the Tollman-Hundley Hotel Group until June 1997. He now serves as President and Chief Executive Officer of Truckee Resorts, Inc., a company engaged in the community development business. Mr. Cutler agreed to continue to serve as a Director of the Company.

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

     Herbert F. Kozlov has served as a Director of the Company since his appointment upon the resignation of Mr. Sanford Freedman in March of 1998. Mr. Kozlov is a partner is the law firm of Parker, Duryee Rosoff & Haft, where he has been a partner since 1989. Mr. Kozlov is also a director of HMG Worldwide Corporation and Worldwide Entertainment & Corp. Parker Duryee Rosoff & Haft provides legal services to the Company and receives fees for such services from the Company.

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

ITEM 11.  EXECUTIVE COMPENSATION

          EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth all cash compensation for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 1999, 1998 and 1997, paid to the Company's Chief Executive Officer and one executive officer (collectively the "Named Executive Officers") whose total compensation exceeded $100,000 per annum. No other executive officers' compensation exceeded $100,000 during the above fiscal years.


                                               Restricted
Name and Principal                             Stock     Options   All Other
Position                Year    Salary(1)      Awards   /SARS      Compensation
Stanley S. Tollman . . .  1999    $250,000     --       250,000 (2)     --
     Chairman of the      1998    $250,000     --       250,000         --
     Board of Directors,  1997    $250,000     --            --         --
     Chief Executive
     Officer and President
Thomas W.  Aro . . . . .  1999    $160,000     --       205,000         --
     Vice President and   1998    $160,000     --       155,000         --
        Secretary. . . .  1997          --     --            --         --


<F1>
     1 No portions of the cash salaries to which Stanley S. Tollman was entitled during the periods indicated have been paid; the expense and liability have been accrued without interest.

<F2>
     2 Does not include any valuable for the right granted to Mr. Tollman to convert up to $2,000,000 of deferred compensation into shares of Common Stock at $2.00 per share.


     Option/SAR Grants in Last Fiscal Year. During the last completed fiscal year, the Company granted options to certain executive officers to purchase up to an aggregate of 455,000 shares of the Company's Common Stock including 250,000 shares to Stanley S. Tollman and 205,000 shares to Thomas W. Aro (which includes 55,000 shares as compensation to Mr. Aro for his services as a director).

     The following table sets forth certain information regarding stock options granted to the named executive officers during the fiscal year ended December 31, 1999. No stock appreciation rights were granted to these individuals during such year.

                      Individual Grants
                                                             Potential
                                                             Realizable Value
                                                             At Assumed Annual
                                                             Rates
               Number of     Percent of                      Of Stock Price
               Securities Total Options Exercise             Appreciation For
               Underlying Granted to    or Base              Option Term (1)
               Options    Employees in  Price     Expiration
               Granted(#) Fiscal Year   ($/Share) Date        5%($)    10%($)
Stanley S.
  Tollman . .250,000(2)(3)    18.0       $4.25     12/09     668,201 1,693,351
Thomas W.
  Aro . . . . 75,000(2)        5.4       $2.00      5/09      94,334   239,061
             130,000(2)        9.4       $4.25     12/09     347,464   880,543

<F1>
     (1) Calculated by multiplying the exercise price by the annual appreciation rate shown
(as prescribed by the SEC rules) and compounded for the term of the options, subtracting the exercise price per share and multiplying the gain per share by the number of shares covered by the options. These amounts are not intended to forecast possible future appreciation, if any, of the price of the Company's Common Stock. The actual value realized upon exercise of the options will depend on the fair market value of the Company's Common Stock on the date of exercise.

<F2>
     (2) The options are all exercisable in full commencing from the date of grant.

<F3>
     (3) Does not include the right granted to Mr. Tollman to convert up to $2,000,000 of deferred compensation into shares of Common Stock at $2.00 per share.

     The following table sets forth certain information with respect to the exercise of stock options during fiscal 1999 by the named executive officers and the number and value of unexercised options held by each of those named executive officers as of December 31, 1999:


                                Number of Securities     Value of Unexercised
                                Underlying Unexercised   In-the-Money Options at
                                Options at Fiscal
       Shares                   Year End (#)             Fiscal Year End ($)(1)
       Acquired     Value
       On Exercise  Realized Exercisable Unexercisable Exercisable Unexercisable
Stanley
S.
Tollman .    --         --     500,000            --    $1,770,000(2)     --
Thomas
W.  Aro .    --         --     420,000            --    $1,694,000        --

<F1>
(1) Calculated by multiplying (a) the number of shares covered by the options by (b) the difference between the market price at December 31, 1999 of $6.25 and the respective exercise price.

<F2>
(2) Does not include the right granted to Mr. Tollman to convert up to $2,000,000 of deferred compensation into shares of Common Stock at $2.00 per share.



    In December 1998, the Company determined that the purposes of the Company's stock options plans were not being adequately achieved with respect to those employees and consultants holding options that were exercisable at prices above current market value and that it was in the best interest of the Company and its shareholders that the Company retain and motivate such employees and consultants. Therefore, in order to provide such optionees the opportunity to exchange their above market value options for options exercisable at the current market value, the Company cancelled the outstanding 601,000 options under the 1998 and 1993 stock option plans at that time and reissued the options at an exercise price of $1.063, the closing NASDAQ bid price on December 12, 1998.

    The following table sets forth certain information with respect to all such cancellations and reissuances with respect to options held by any executive officer from March 19, 1993 (date of inception) through December 31, 1999:




                                                                    Length of
                         Number of   Market                         Original
                         Securities  Price of   Exercise            Option Term
                         Underlying  stock at   Price at            Remaining
          Cancellation/  Options     time of    time of     New     at Date of
          Reissuance     Cancelled/  Cancelling/Cancelling/ Exercise Cancelling/
          Date           Reissued    Reissuing  Reissuing   Price    Reissuing
Thomas W.
   Aro     12/12/98        60,000       $1.063     $3.25    $1.063    4.5 years
           12/12/98       100,000       $1.063     $2.00    $1.063    9.5 years
Brett G.
   Tollman 12/12/98        60,000       $1.063     $3.25    $1.063    4.5 years
           12/12/98       100,000       $1.063     $2.00    $1.063    9.5 years
Craig
 Kendziera 12/12/98        12,000       $1.063     $3.25    $1.063    4.5 years
           12/12/98         8,000       $1.063     $2.00    $1.063    9.5 years
Robert
Steenhuisen 12/12/98        8,000       $1.063     $3.25    $1.063    4.5 years
           12/12/98        12,000       $1.063     $2.00    $1.063    9.5 years

PAGE>

    Compensation of Directors. On May 12, 1998, with shareholder approval granted in September 1999, the Board approved an annual compensation arrangement whereby each of the three outside directors will receive $6,000 per annum plus options to purchase up to 25,000 shares, and an additional 15,000 shares for each committee served upon, of the Company's Common Stock at an exercise price equal to the current market price at the date the option was granted. Accordingly in 1999 and 1998, the Company granted to its outside directors options to purchase an aggregate amount of up to 150,000 and 285,000 shares, respectively, of its Common Stock at an exercise price of $4.25 and $1.063, respectively, per share, which can be exercised any time up to 2009 and 2008, respectively. The amount granted in 1999 is for services to be rendered in the year 2000. The amount granted in 1998 represents options to purchase aggregate amounts of up to 135,000 and 150,000 shares for the 1998 and 1999 years of service, respectively. As compensation to its employee directors, in December 1999 and 1998, the Company granted options to purchase an aggregate amount of up to 95,000 shares of its Common Stock for each of the 1999 and 1998 years.

    Employment Agreements. The Company and Stanley S. Tollman entered into an Employment Agreement dated June 1, 1993, whereby Mr.
Tollman agreed to serve as Chairman of the Board and Co-Chief Executive
Officer of the Company for a term of three (3) years from the date of that Agreement. Thereafter, such Agreement is automatically renewable for successive twelve (12) month periods unless either party advises the other on at least ninety (90) days' written notice of his or its intention not to extend the term of the employment. In the event of a termination of his employment, under the terms of such Agreement Mr. Tollman is to be retained for two years to provide consulting services for $175,000 per year. Such Agreement has been renewed until June 1, 2000. Mr. Tollman's Employment Agreement provides for a salary in the amount of $250,000 per year, none of which has been paid under such Agreement since the date thereof. The unpaid salary accumulates, and the Company does not pay any interest or other penalty thereon. Such Agreement provides for Mr. Tollman to devote no less than 20% of his business time to the affairs of the Company and its subsidiaries. Such Agreement contains a non-disclosure provision pursuant to which Mr. Tollman agrees not to use or disclose any information, knowledge or data relating to or concerning the Company's operations, sales, business or affairs to any individual or entity, other than the Company or its designees, except as required in connection with the business and affairs of the Company. Prior to the sale of Alpha Hotel to Bryanston, that Employment Agreement also contained a limited non-competition clause pursuant to which Mr. Tollman agreed not to own, manage, operate or otherwise be connected with any entity or person (other than Bryanston) or Alpha Hotel (i) that renders management services to hotels of the same kind, class and character as the hotels for which Alpha Hotel provided management services or (ii) that owns, manages or operates a gaming casino within a 100 mile radius of the Jubilation Casino.
As of December 31, 1999, accrued salary payable to Mr. Tollman amounted to $1,529,167. On May 27, 1999, the Company, subject to approval by the Company's shareholders (which approval was obtained in September 1999), agreed to afford Mr. Tollman the right to convert up to $2,000,000 of deferred compensation payable into up to 1,000,000 shares of the Company's common stock at a stock price of $2.00 per share, the closing price on that day. Mr. Tollman's right to convert deferred compensation into the Company's
Common Stock shall only be exercisable if he continues to defer his salary and he remains employed through and including January 14, 2001, provided, however, that if his employment by the Company is terminated prior to such date on account of his death or other disability, he or his estate shall have the right for the period of 90 days after such termination to exercise such conversion right. During the year ended December 31, 1999, the Company has recorded a noncash compensation charge of $3,251,000 reflecting an increase in the market price of the Company's Common Stock since the date of the agreement.

    Consulting Agreement. The Company and Mr. Sanford Freedman, a former director and officer of the Company, entered into a Consulting Agreement dated March 1, 1997, whereby the former director agreed to render consulting services to the Company with respect to development activities relating to the Company's casino operations. Mr. Freedman's services as Secretary and a Director of the Company do not relate to the Company's development activities and are not compensated under the Consulting Agreement. Mr. Freedman serves as an independent contractor at will pursuant to the Consulting Agreement and will be compensated at the rate of $350 per hour. The Consulting Agreement may be terminated at any time by either party. The Company has agreed to indemnify Mr. Freedman against any claims, losses, expenses or liabilities, including reasonable attorneys' fees, that
Mr. Freedman may incur arising out of his performance of any services pursuant to the Consulting Agreement. Mr. Freedman was paid an aggregate of

$47,000, $102,117 and $195,000 of consulting fees during the years ended December 31, 1999, 1998 and 1997, respectively.

        BOARD COMPENSATION REPORT

Executive Compensation Policy

    General. Decisions concerning executive officers' salaries for 1999 were made by the full Board of Directors. Decisions concerning the grant of stock options to executive officers were made by the Stock Option Committee. The Company otherwise has no formal compensation policies applicable to executive officers. The Board of Directors' recommendations in each case were based on the subjective evaluation of each officer's contribution to the Company and the level of compensation necessary to adequately motivate and reward the officer. The composition and amount of each item of executive compensation for 1999 did not bear a specific relationship to any particular measure of performance.

    Cash Compensation. Certain of the Company's executive officers are not compensated directly by the Company based upon the Compensation Committee's determination that compensation is not prudent at this time given the Company's financial position. When, and if, the Company's financial position improves, the Compensation Committee would establish and review the compensation of those executive officers not presently directly compensated and the overall employee compensation plan. Bryanston has, without seeking reimbursement therefor from the Company, provided salaries and benefits to those of the Company's executive officers not presently compensated directly by the Company.

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

    Chief Executive Officer Compensation. The compensation of Stanley
S. Tollman, the Chief Executive Officer, is set forth in an Employment Agreement between the Company and Mr. Tollman, which provides for a salary in the amount of $250,000 per year, none of which has been paid under such Agreement. The unpaid salary accumulates, and the Company does not pay any interest or other penalty thereon. The terms of the Employment Agreement were determined based upon Mr. Tollman's ability to establish and retain a strong management team and to develop and implement the Company's business plans. In setting compensation for Mr. Tollman, the Company also considered its financial position and reviewed compensation levels of chief executive officers at comparable companies within the Company's industry. In both December 1999 and 1998, the Company granted to Mr. Tollman options to purchase 250,000 shares of the Company's Common Stock.


              Stanley S. Tollman

              Thomas W. Aro

              James A. Cutler

              Herbert F. Kozlov

              Brett G. Tollman

              Matthew B. Walker




    Corporate Performance Graph. The following graph shows a comparison of cumulative total stockholders' returns from December 31, 1993 through December 31, 1999 for the Company, the Russell 2000 Index
("Russell")
and the Dow Jones Entertainment and Leisure -- Casino Index ("DJ
Casino").

    The graph assumes the investment of $100 in shares of Common
Stock, securities represented by the Russell Index or DJ Casino Index on December 31, 1993 and that all dividends were reinvested. No dividends have been declared or paid on the Common Stock.


















    NASDAQ ceased listing the Company's warrants in December 1998, since there ceased being at least two market makers for such securities. The warrants continue to trade in the over-the-counter market in the "pink sheets".

    Section 16(a) Reporting. Under the securities laws of the United
States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission and to the National Association of Securities Dealers, Inc. Automated Quotation System. Specific due dates for these reports have been established. Based upon the Company's review of Forms 3, 4 and 5 and amendments thereto, if any, furnished to the Company under Rule 16a-3(e) during and with respect to the Company's most recent fiscal year and any written representations provided to the effect that no Form 5 is required, no person that, at any time during the Company's last fiscal year, was an officer, director or beneficial owner of more the 10 percent of the Company's Common Stock reported on any of the foregoing forms failed to file, on a timely basis, any reports required by Section 16(a) of the Exchange Act.

1998 and 1993 Stock Option Plan

    The purpose of the Company's Stock Option Plans ("1998 Stock
Option Plan", "1993 Stock Option Plan" or "Stock Option Plans" as applicable) are to provide additional incentive to the officers and employees of the Company who are primarily responsible for the management and growth of the Company. Each option granted pursuant to the Stock Option
Plans shall be designated at the time of grant as either an "incentive stock option" or as a "non-qualified stock option". The following description of the Stock Option Plans is qualified in its entirety by reference to the Stock Option Plans.

Administration of the Plan

    The Stock Option Plans are administered by a Stock Option
Committee (currently consisting of Messrs. S. Tollman, Cutler, Kozlov and Walker), which determines whom among those eligible will be granted options, the time or times at which options will be granted, the number of shares to be subject to options, the durations of options, any conditions to the exercise of options and the manner in and price at which options may be exercised. The Stock Option Committee is authorized to amend, suspend or terminate the Stock Option Plans, except that it cannot, without stockholder approval (except with regard to adjustments resulting from changes in capitalization): (i) increase the maximum number of shares that may be issued pursuant to the exercise of options granted under the Stock Option Plans, (ii) permit the grant of a stock option under the Stock Option Plans with an exercise price less than 100% of the fair market value of the shares at the time such option is granted, (iii) change the eligibility requirements for participation in the Stock Option Plans, (iv) extend the term of any option or the period during which any option may be granted under the Stock Option Plans, or (v) decrease an option exercise price (although an option may be canceled and new option granted at a lower exercise price).

Shares Subject to the Plan

    The 1998 Stock Option Plan and 1993 Stock Option Plan provide that options may be granted with respect to a total of up to 4,000,000 and 900,000 shares of Common Stock, respectively, subject to adjustment upon certain changes in capitalization without receipt of consideration by the Company. In addition, if the Company is involved in a merger, consolidation, dissolution or liquidation, the options granted under the Stock Option Plans will be adjusted or, under certain conditions, will terminate, subject to the right of each option holder to exercise his/her options or comparable options substituted at the discretion of the Company prior to such event. If any option expires or terminates for any reason, without having been exercised in full, the unpurchased shares subject to such option will be available again for the purposes of the Stock Option Plans. All of the shares of Common Stock underlying options that can be granted pursuant to the Stock Option Plans have been registered.

Participation

    Any employee is eligible to receive incentive stock options or non-qualified stock options granted under the Stock Option Plans.

Option Price

    The exercise price of each option will be determined by the Stock
Option Committee or the Board of Directors, but may not be less than 100% of the fair market value of share of Common Stock on the date the option is granted. If an incentive stock option is to be granted to an employee who owns over 10% of the total combined voting power of all classes of the Company's stock, then the exercise price may not be less than 110% of the fair market value of a share of Common Stock on the date the option is granted.

Terms of Options

    The Stock Option Committee shall, in its discretion, fix the term of each options, provided that the maximum term of each option shall be ten years. Incentive stock options granted to an employee who owns over 10% of the total combined voting power of all classes of stock of the Company shall expire not more than five years after the date of grant. The Stock Option Plans provide for the earlier expiration of options of a participant in the event of certain terminations of employment.

Restrictions on Grant and Exercise

    An option may not be transferred other than by will or the laws of descent and distribution and, during the lifetime of the option holder may be exercised solely by him or her. The aggregate fair market value (determined at the time the option is granted) of the shares as to which an employee may first exercise incentive stock options in any one calendar year may not exceed $100,000. The Stock Option Committee may impose other conditions to exercise as it deems appropriate.

Option Grants

    Under the Stock Option Plans, net of certain simultaneous cancellations to existing employees, there were 1,389,000 and 1,065,000 total options granted, including 775,000 and 565,000 to executive officers, during the fiscal years ended December 31, 1999 and 1998. As of December 31,
1999, 1,996,000 and 667,000 options to purchase shares of Common Stock granted under the 1998 Stock Option Plan and 1993 Stock Option Plan, respectively, were outstanding, which amounts reflect the cancellation of certain options following the termination of employment of the holders thereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS

         OWNERSHIP OF SECURITIES

    As of March 20, 2000, there were issued and outstanding 17,033,399 shares of Common Stock, 821,496 shares of Series B Preferred Stock, 135,162 shares of Series C Preferred Stock and 4,000 shares of Series D Preferred Stock.

    Each share of Common Stock, Series B Preferred Stock and Series C Preferred Stock entitles the holder thereof to, respectively, one, eight and twenty-four votes. The Series D Preferred Stock contains no voting rights prior to its conversion to Common Stock.

    The following table sets forth certain information as of March 20, 2000, with respect to each beneficial owner of five (5%) percent or more of the outstanding shares of Common Stock or of any series or class of Preferred Stock, each officer and director of the Company and all officers and directors as a group. Unless otherwise indicated, the address of each such person or entity is c/o Alpha Hospitality Corporation, 12 East 49th Street, New York, New York 10017.


Title of Class        Name and Address          No. of          Percent
                                                Shares(1)       of Class(2)

Common Stock         Stanley Tollman (3) (4)     500,000            2.85
$.01 par value       Beatrice Tollman(4)(9)    1,815,890           10.66
                     Thomas W. Aro(6)            442,000            2.53
                     Brett G. Tollman(7)       1,949,875            5.45
                     James A. Cutler(8)          257,320            1.52
                     Matthew B. Walker(5)        477,105            2.79
                     Herbert F.  Kozlov(11)      200,000            1.16
                     Craig Kendziera(12)          85,300            0.50
                     Robert Steenhuisen(13)       85,000            0.50
                     Bryanston Group,
                     Inc. (9)                 11,959,676           44.55
                       1886 Route 52
                       Hopewell Junction, N.Y.
                     All Officers and Directors
                       as a group (8 persons)
                       (3, 5-8, 11-13)         3,996,600           20.97

Preferred Stock,
Series B             Bryanston Group, Inc.       777,238           94.60
$29.00
liquidation          BP Group, Ltd.(10)           44,258             5.4
value                  5111 Islesworth Country
                       Club Dr.
                       Windemere, Fl 34786
Preferred Stock,
Series C             Bryanston Group, Inc.       135,162           100.0
$72.00
liquidation
value


<F1>
    (1) Each person exercises sole voting and dispositive power with respect to the shares reflected in the table, except for those shares of Common Stock that are issuable upon the exercise of options or the conversion of Series D Preferred Stock, which shares cannot be voted until the options are exercised or such Series D Preferred Stock is converted by the holder thereof. Includes shares of Common Stock that may be acquired upon exercise of options or conversion of convertible securities that are presently exercisable or convertible or become exercisable or convertible within 60 days.

<F2>
    (2) Each beneficial owner's percentage ownership is determine by assuming that options, warrants and convertible securities that are held by such owner (but not those held by any other owner) and that are exercisable or convertible within 60 days from the date hereof have been exercised or converted.

<F3>
    (3) Includes 500,000 shares of common stock issuable upon the exercise of options granted to Stanley S. Tollman, the Chairman of the Board, Chief Executive Officer and President of the Company.
    Does not include any shares of Common Stock issuable the exercise of the right granted to Mr. Tollman to convert up to $2,000,000 of deferred compensation into shares of Common Stock at $2.00 per share since he is not currently entitled to exercise such right. Each of Brett G. Tollman, Stanley S. Tollman and Beatrice Tollman disclaims beneficial ownership of the shares beneficially owned by any of the other of them.

<F4>
    (4) Stanley S. Tollman is the spouse of Beatrice Tollman. Stanley S.
    Tollman disclaims beneficial ownership of the shares beneficially owned by Beatrice Tollman. Each of Brett G. Tollman, Stanley S.
    Tollman and Beatrice Tollman disclaims beneficial ownership of the shares beneficially owned by any of the other of them.

<F5>
    (5) Includes 90,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Walker, all of which options are currently exercisable.

<F6>
    (6) Includes 420,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Aro, all of which options are currently exercisable.

<F7>
    (7) Includes 390,000 shares of Common Stock issuable upon the exercise of options granted to Brett G. Tollman, all of which options are currently exercisable, and 1,000,000 shares held in the Tollman
    Family Trust of which Brett G. Tollman is the sole Trustee. Brett G.
    Tollman is the son of Stanley S. Tollman and Beatrice Tollman.
    Each of Brett G. Tollman, Stanley S. Tollman and Beatrice Tollman disclaims beneficial ownership of the shares beneficially owned by any of the other of them.

<F8>
    (8) Includes 255,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Cutler, all of which options are currently exercisable. Does not include 4,000 shares owned by Mr.
    Cutler's children, of which shares he disclaims beneficial ownership.

<F9>
    (9) Includes (i) 6,217,904 shares of Common Stock issuable upon conversion of 777,238 shares of Series B Preferred Stock owned by Bryanston; (ii) 3,243,888 shares of Common Stock issuable upon conversion of 135,162 shares of Series C Preferred Stock owned by Bryanston; and (iii) 347,826 shares of Common Stock issuable upon the exercise of options granted to Bryanston. All of such options are currently exercisable for, and all of such shares of Preferred Stock are currently convertible into, shares of Common Stock. On May 17, 1998, the Company declared a dividend of approximately 1,519,000 shares of Common Stock to Bryanston with respect to, and in lieu of the cash dividend accrued on, the outstanding shares of Preferred
    Stock held by Bryanston in 1997. Such shares of Common Stock were issued on January 5, 1999. In addition, as of January 30, 2000, the Company became obligated to issue to Bryanston approximately
    426,000 and 111,000 additional shares of commons stock in lieu of the cash dividend payable with respect to Bryanston's shares of Preferred Stock, Series B and C, respectively, for the 1999 calendar year. As of January 30, 1999, the Company became obligated to issue to Bryanston approximately 1,830,000 and 255,000 additional shares of Common Stock in lieu of the cash dividend payable with respect to Bryanston's shares of Preferred Stock Series B and C, respectively, for the 1998 calendar year. None of such shares of Common Stock is included in the table above as they have not yet been issued. Bryanston has agreed to defer, until April 30, 2000, the issuance of the shares of Commons Stock issuable in lieu of cash dividends on the Preferred Stock, Series B and Series C, with respect to 1998 and 1999. Bryanston is an affiliate of the Company, and Beatrice Tollman, Stanley S. Tollman's spouse, is a 50% stockholder of Bryanston. Each of Bryanston and Beatrice Tollman disclaims beneficial ownership of the shares beneficially owned by the other of them.

<F10>
    (10)  On May 17, 1998, the Company declared a dividend of
    approximately 86,000 shares of Common Stock to BP Group, Ltd
    ("BP") with respect to, and in lieu of the cash dividend accrued on, the outstanding shares of Series B Preferred Stock held by BP in
    1997. Such shares of Commons Stock were issued on January 5,
    1999.  As of January 30, 2000 and 1999, the Company became obligated to issue to BP approximately 24,000 and 111,000
    additional shares of Common Stock in lieu of the cash dividend payable with respect to BP's shares of Series B Preferred Stock for the 1999 and 1998 calendar years, respectively. None of such shares of Common Stock is included in the table above as they have not yet
    been issued.    BP has agreed to defer, until April 30, 2000, the
    issuance of the shares of Common Stock issuable in lieu of cash dividends on the Series B Preferred Stock with respect to 1998 and
    1999.  Patricia Cohen is the sole stockholder of BP.  This table does not include 100,352 shares of Common Stock owned by Patricia
    Cohen, who was a Director of the Company during the period
    February 1, 1994 to December 12, 1997, and 354,064 shares of
    Common Stock issuable upon conversion of 44,258 shares of Series
    B Preferred Stock owned by BP.  All of such shares of Preferred
    Stock are currently convertible into shares of Common Stock.

<F11>
    (11) Includes 200,000 shares of Common Shares issuable upon the exercise of options granted to Mr. Kozlov, all of which options are currently exercisable.

<F12>
    (12) Includes 85,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Kendziera, 52,500 of which options are currently exercisable.

<F13>
    (13) Includes 85,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Steenhuisen, 52,500 of which options are currently exercisable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Bryanston

    Bryanston is an affiliate of the Company and Beatrice Tollman, Mr. Stanley S. Tollman's spouse, is a 50% stockholder of Bryanston. On June 26, 1996, Bryanston converted the amount due on a Working Capital Loan (approximately $19,165,000) into shares of Series B Preferred Stock. The Company was charged a 5% transaction fee (approximately $958,000), which was also converted into shares of Series B Preferred Stock. The conversion was effective June 26, 1996, and the total of approximately $20,123,000 was converted into 693,905 shares of Preferred Stock based on the fair market value of a share of Common Stock on the date of conversion ($3.625).

    On September 30, 1997, the Company issued 83,333 shares of Series
B Preferred Stock, in settlement of $2,000,000 due to Bryanston. Each share of outstanding Series B Preferred Stock: (i) entitles the holder to eight votes,
(ii) has a liquidation value of $29.00 per share, (iii) has a cash dividend rate of 10% of liquidation value, which rate increases to 13% of liquidation value if the cash dividend is not paid within 30 days of the end of each fiscal year and in such event is payable in shares of Common Stock, and (iv) is convertible into eight shares of Common Stock. On December 17, 1997, the Company declared a 1996 dividend payable to Bryanston in approximately
730,000 shares of the Company's Common Stock, which were issued in April
1998. On May 12, 1998, the Company declared a 1997 dividend payable to Bryanston in approximately 1,519,000 shares of Common Stock, which were issued on January 5, 1999.

    On June 30, 1998, the Company restructured its existing obligations to Bryanston by extinguishing its notes payable of $7,800,000, $1,399,000 and $432,000 plus accrued interest on the notes aggregating $3,098,000, in exchange for the issuance of Series C Preferred Stock, and a $3,000,000 mortgage note on the Company's idle gaming vessel located in Mobile, Alabama. The Series C Preferred Stock, has voting rights of twenty-four votes per preferred share, is convertible to twenty-four shares of Common Stock and carries an annual dividend of $5.65 per share. In addition, the terms of the preferred shares include a provision allowing the Company the option of calling the preferred shares based upon the occurrence of certain capital events which realize a profit in excess of $5,000,000.

    Upon contribution of the idle gaming vessel in July 1999 to Casino Ventures (see "Certain Relationships and Related Transactions - Casino Ventures"), the $3,000,000 mortgage note was converted to a promissory note.

    Bryanston has agreed to defer, until April 30, 2000, the issuance of the shares of Common Stock issuable in lieu of cash dividends on the Series B and Series C Preferred Stock with respect to 1998 and 1999.

Casino Ventures

    On July 8, 1999, the Company contributed its inactive vessel, the Jubilation Casino, to Casino Ventures. Matthew Walker, a director of the Company, is a partner in Casino Ventures and serves as its General Manager.
At the time of the contribution, the vessel (including its gaming equipment, furniture and other items) had a net book value of approximately $4,149,000. In exchange, the Company received $150,000 in cash, a promissory note in the principal amount of $1,350,000 and a membership interest in Casino Ventures. The promissory note accrues interest at an initial rate of 8.75% per annum, payable quarterly, with the principal balance due July 8, 2002. The initial interest rate of 8.75% is adjusted daily to prime plus one percent with a minimum rate of 8.75%. Upon repayment of the promissory note and certain other funding to the venture, the Company's membership interest in Casino Ventures will decrease from its current percentage of 93% to 15%. The consolidated financial statements of the Company will include the accounts of Casino Ventures until such time as the Company's membership interest decreases to less that 50%. During the year ended December 31, 1999, the Company capitalized $364,000 of costs related to the relocation and refurbishing of the vessel and improvements to its anticipated site in Tunica, Mississippi. An additional $100,000 of start-up costs were incurred during 1999. During the year, the vessel was used as collateral to obtain funding of $650,000 towards the aforementioned costs of Casino Ventures .

BP Group

    Ms. Patricia Cohen, a director of the Company from February 1, 1994 to December 12, 1997, is the sole shareholder of BP. On June 26, 1996, BP converted the amount due on a BP Loan (approximately $1,222,000) into shares of Series B Preferred Stock. The Company was charged a 5% transaction fee (approximately $61,000), which was also converted into shares of Series B Preferred Stock. The conversion was effective June 26, 1996, and the total of approximately $1,283,000 was converted into 44,258 shares of Series B Preferred Stock, based on the fair market value of a share of Common Stock on the date of conversion ($3.625). The terms of the shares of Series B Preferred Stock, issued to BP are identical to those of the shares of Series B Preferred Stock, issued to Bryanston in June 1996 and September 1997.

    On December 17, 1997, the Company declared a 1996 dividend payable to BP in approximately 47,000 shares of Common Stock, which were issued in April 1998. On May 12, 1998, the Company declared a 1997 dividend payable to BP in approximately 86,000 shares of the Common Stock, which were issued on January 5, 1999.

    All current transactions between the Company and its officers, directors and principal stockholders or any affiliates thereof are, and in the future such transactions will be, on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

    BP has agreed to defer, until April 30, 2000, the issuance of the shares of Common Stock issuable in lieu of cash dividends on the Series B Preferred Stock with respect to 1998 and 1999.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
REPORTS ON FORM 8-K FINANCIAL STATEMENTS

    The following documents are filed or part of this report:

1.   FINANCIAL REPORTS

ALPHA HOSPITALITY CORPORATION
Independent Auditors' Report                              F-1

Consolidated Balance Sheets                               F-2

Consolidated Statements of Operations                     F-3

Consolidated Statements of Stockholders' Equity           F-4

Consolidated Statements of Cash Flows                     F-5

Notes to Consolidated Financial Statements                F-7

2.   FINANCIAL STATEMENT SCHEDULE
Schedule II Valuation and Qualifying Accounts for the Years Ended December 31, 1999, 1998 and 1997 S-1

3.   EXHIBITS

    *2           Deleted
    *3(a)        Certificate of Incorporation
    *3(b)        Form of Certificate of Amendment to Certificate of
                 Incorporation
    *3(c)        By-Laws, as amended
    *4(a)        Form of Common Stock Certificate
    *4(b)        Form of Warrant Certificate
    4(c)         Certificate of Designation
    4(d)         Omitted
    4(e)         Certification of Designation - Series D Preferred  Stock
    4(f)         Registration Rights Agreement
    5            Opinion of Parker Duryee Rosoff & Haft, P.C.
    *10(a)       Form of Employment Agreement between the Company
                 and Stanley S. Tollman
    10(b)        Deleted
    *10(c)       Form of Indemnification Agreement between the
                 Company and  directors and executive officers of the
                 Company
    *10(d)       1993 Stock Option Plan
    *10(e)       Form of Service Agreement between the Company and
                 Bryanston
    *10(f)       Deleted
    *10(g)       Deleted
    *10(h)       Deleted
    *10(i)       Deleted
    *10(j)       Form of Warrant Agreement among the Company, the
                 Transfer Agent and the Underwriters
    *10(k)       Deleted
    *10(l)       Deleted
    *10(m)       Deleted
    *10(n)       Deleted
    *10(p)       Deleted
    *10(q)       Deleted

    *10(r)       Deleted
    *10(s)       Deleted
    *10(t)       Deleted
    *10(u)       Form of Limited Standstill Agreement of the Existing
                 Stockholders f/b/o the Underwriters
    *10(v)       Deleted
    *10(w)       Deleted
    *10(x)       Deleted
    *10(y)       Deleted
    *10(z)       Deleted
    *10(aa)      Deleted
    *10(ab)      Deleted
    *10(ac)      Deleted
    *10(ad)      Deleted
    *10(ae)      Deleted
    *10(af)      Form of Underwriters' Warrant
    ***10(ag)    Deleted
    ***10(ah)    Deleted
    ***10(ai)    Non-Revolving Promissory Note with
                 Bryanston Group, Inc.
    ***10(aj)    $20,000,000 Non-Revolving Promissory
                 Note dated January 5, 1996
    ***10(ak)    Stock Purchase Agreement dated October
                 20, 1996
    ***10(al)    Stock Acquisition Agreement dated January
                 25, 1996
    ***10(am)    Form 8-K dated October 31, 1996
    ***10(an)    Deleted
    ****10(ao)   Asset Purchase Agreement between Alpha
                 Gulf Coast, Inc. and Alpha Greenville Hotel,
                 Inc. and Greenville Casino Partners, L.P.
    10(ap)       Deleted
    10(aq)       Deleted
    10(ar)       Securities Purchase Agreement dated February 8, 2000
    *****10(as)  1998 Stock Option Plan
    23(a)        Consent of Rothstein Kass & Co.
    23(b)        Consent of Parker Duryee Rosoff & Haft, P.C. (Included
                 in Exhibit 5)
    *11          Statement Re: Computation of Per Share Earnings
    21           List of Subsidiaries

(b)  Reports on Form 8-K

      There were no 8-Ks filed by the Company during the last quarter of the period covered by this report. However, the Company filed an 8-K on February 15, 2000, subsequent to the period covered by this Form 10-K.

 * Incorporated by reference, filed with Company's Registration Statement filed on Form SB-2 (File No. 33-64236) filed with the Commission on June 10, 1993 and as amended on September 30, 1993, October 25, 1993,
November 2, 1993 and November 4, 1993, which Registration Statement became effective November 5, 1993. Such Registration Statement was further amended by Post Effective Amendment filed on August 20, 1999.

**  See Consolidated Financial Statements

*** Incorporated by reference, filed with Company's Form 10-KSB for the year ended December 31, 1994 or filed with Company's Form 10-K for the year ended December 31, 1995.

****    Incorporated by reference, filed with the Company's Proxy Statement on Schedule 14A sent to stockholders of the Company on or about February
12, 1998.

***** Incorporated by reference, filed with Proxy Statement pursuant to
Section 14(a) of the Securities Exchange Act of 1934, as amended, filed with the Commission on August 25, 1999.

Schedule 21.

List of Subsidiaries:

        Name                                 State of
                                             Incorporation/Formation
        Alpha Gulf Coast, Inc.               Delaware
        Alpha St. Regis, Inc.                Delaware
        Alpha Missouri, Inc.                 Delaware
        Alpha Monticello, Inc.               Delaware
        Alpha Rising Sun, Inc.               Delaware
        Jubilation Lakeshore, Inc.           Mississippi
                (including its 93% owned
                 subsidiary)
                 Casino Ventures, L.L.C.     Mississippi
        Alpha Greenville Hotel, Inc.         Delaware
        Alpha Entertainment, Inc.            Delaware
        Alpha Florida Entertainment, Inc.    Florida
        Alpha Peach Tree Corporation         Delaware

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ALPHA HOSPITALITY CORPORATION



By:  /s/ Stanley S. Tollman
         Stanley S. Tollman

Title:   Chairman of the Board
         and Chief Executive Officer


Date:      March 20, 2000



By:  /s/ Robert Steenhuisen
         Robert Steenhuisen
Title:   Chief Accounting Officer

Date:      March 20, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature     Title               Date

/s/ Stanley S. Tollman           Chairman of the Board and       March 20, 2000
    Stanley S. Tollman           Chief Executive Officer

/s/ Thomas W. Aro                Vice President, Secretary       March 20, 2000
    Thomas W. Aro                and Director

/s/ Brett G. Tollman              Vice President and Director    March 20, 2000
    Brett G. Tollman

/s/ James A. Cutler               Director                       March 20, 2000
    James A. Cutler

/s/ Matthew B.  Walker            Director                       March 20, 2000
    Matthew B.  Walker

/s/  Herbert F.  Kozlov           Director                       March 20, 2000
     Herbert F.  Kozlov

       INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
ALPHA HOSPITALITY CORPORATION
New York, New York

        We have audited the accompanying consolidated balance sheets of Alpha Hospitality Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha Hospitality Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

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



                                     /S/ROTHSTEIN, KASS & COMPANY, P.C.


Roseland, New Jersey
February 10, 2000

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEETS
        December 31, 1999 and 1998
(In thousands, except for per share data)

                                             1999             1998
                   ASSETS
CURRENT ASSETS:
  Cash, including restricted cash of
    $373 and $1,619 in 1999 and 1998,
    respectively                         $    1,464          $   3,837
  Other current assets                           98                179
       Total current assets                   1,562              4,016

PROPERTY AND EQUIPMENT, net                   4,977              4,630

DEPOSITS AND OTHER ASSETS                     1,589              1,550
                                          $   8,128           $ 10,196


    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Long-term debt, current maturity        $                   $  1,000
  Accounts payable and accrued expenses       1,181                871
  Accrued payroll and related liabilities        53              1,774
       Total current liabilities              1,234              3,645

LONG-TERM DEBT, less current maturity         2,057              1,108

OTHER LIABILITIES                             2,076                280


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    75,000 and 25,000
    shares authorized, 16,803
    and 15,183 issued and
    outstanding in 1999 and 1998,
    respectively                               168                152
  Preferred stock, 5,000
    and 1,000 shares authorized
    in 1999 and 1998, respectively:
    Series B, $.01 par value,
      821 issued and outstanding                 8                  8
    Series C, $.01 par value,
      135 issued and outstanding                 1                  1
  Common stock payable                          50              2,861
  Capital in excess of par value            78,527             72,371
  Accumulated deficit                      (75,993)           (70,230)
       Total stockholders' equity            2,761              5,163
                                           $ 8,128           $ 10,196






See accompanying notes to consolidated financial statements

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 1999, 1998 and 1997
(In thousands, except for per share data)


                                            1999         1998         1997
REVENUES:
     Casino                            $              $  4,923     $ 31,048
     Food and beverage,
        retail and other                     185           501          585
       Total revenues.                       185         5,424       31,633

COSTS AND EXPENSES:
     Casino                                              1,901       12,029
     Food and beverage, retail
          and other                                         91          569
     Noncash compensation                  3,251
     Selling, general and
           administrative                  1,649         5,097       18,398
     Interest                                168         1,062        3,138
     Depreciation and
           amortization                       38           909        5,094
     Pre-opening and
           development costs                 842           359          554
     Provision for loss on
           note receivable                                 250
     Write-down of
          property and equipment                           327
       Total costs and expenses            5,948         9,996        39,782

OTHER INCOME (LOSS):
     Loss from equity investee                          (8,500)
     Gain on sale of assets                              6,048
        Total other loss, net                           (2,452)

LOSS FROM OPERATIONS
     BEFORE DEFERRED
     INCOME (TAX) BENEFIT                 (5,763)       (7,024)       (8,149)

DEFERRED INCOME (TAX)
      BENEFIT                                           (6,375)        6,375

LOSS BEFORE
EXTRAORDINARY ITEM                        (5,763)      (13,399)       (1,774)

EXTRAORDINARY ITEM,
      gain on extinguishment
       of debt                                                         4,609

NET INCOME (LOSS)                         (5,763)      (13,399)        2,835

DIVIDENDS ON
    PREFERRED STOCK                                      2,861         1,391

NET INCOME (LOSS)
     APPLICABLE TO COMMON
      SHARES                             $(5,763)     $(16,260)    $   1,444


EARNINGS (LOSS) PER
   COMMON SHARE:
   Basic:
     Before extraordinary item           $  (.34)    $   (1.09)    $    (.23)
     From extraordinary item                                             .33
          Net income (loss)              $  (.34)    $   (1.09)    $     .10
   Diluted:
     Before extraordinary item           $  (.34)    $   (1.09)    $    (.23)
     From extraordinary item                                             .22
          Net loss                       $  (.34)    $   (1.09)    $    (.01)








See accompanying notes to consolidated financial statements

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1999, 1998 and 1997
(In thousands, except for per share data)


                                                                                            Common
                             Preferred Stock     Preferred Stock               Capital in   Stock
                                Series B             Series      Common Stock  Excess of    Subscribed/   Accumulated
                            Shares     Amount   Shares   Amount  Shares Amount Par Value    Payable       Deficit
Balances, December 31, 1996    738     $    7            $  --   13,478  $ 135  $56,778      $   --       $(55,414)
 Sale of common  stock                                              571      6      994
 Common stock issued
   in settlement of
   notes payable
   and accrued
   interest                                                         200      2      504
 Common stock
   issued in settlement
   of certain
   accounts payable
   and accrued expenses                                             157      2      509
 Stock sold under
   redemption agreement                                                             324
 Adjustment of amount
   due under
   redemption agreement                                                             151
 Preferred stock
   issued in
   settlement of
   due to affiliate             83          1                                      1,999
 Preferred stock
   dividend payable
   in common stock                                                                             1,391       (1,391)
 Net income                                                                                                 2,835

Balances, December 31, 1997    821           8                   14,406    145    61,259       1,391      (53,970)
 Preferred stock
   issued in
   settlement of
   due to  affiliate                               135       1                     9,728
 Common stock issued in
   settlement of preferred
   stock dividend payable                                          777       7     1,384       (1,391)
 Preferred stock  dividend
   payable in common stock                                                                      2,861       (2,861)
 Net loss                                                                                                  (13,399)

Balances, December  31, 1998     821         8     135       1  15,183     152    72,371        2,861      (70,230)
Common stock issued in
    settlement
   of preferred stock
   dividend payable                                              1,605      16    2,845       (2,861)
Common stock issued from exercise
    of warrants                                                     15                60
Common stock to be issued in
    settlement
    of certain liabilities                                                                         50
Noncash compensation                                                                3,251
Net Loss                                                                                                    (5,763)
Balances, December 31, 1999     821     $    8     135   $   1  16,803   $ 168    $78,527    $     50     $(75,993)












See accompanying notes to consolidated financial statements

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1999, 1998 and 1997
(In thousands, except for per share data)


                                                1999       1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                     $  (5,763)   $  (13,399)   $    2,835
   Adjustments to reconcile net income
    (loss) to net cash used in
    operating activities:
       Depreciation and amortization            38           909          5,094
       Noncash compensation                  3,251
       Provision for losses on accounts
           and note receivable                               250            108
       Deferred tax (benefit)                              6,375         (6,375)
       Loss from equity investee                           8,500
       Gain on sale of assets                             (6,048)
       Gain on extinguishment of debt                                    (4,609)
       Write-off of property and equipment                   327
       Changes in operating assets and
         liabilities:
         (Increase) decrease in accounts
            receivable                                        15            (50)
         Decrease in inventories                              12             41
         Decrease in prepaid insurance                       276            339
         (Increase) decrease in other
           current assets                        81           85            (69)
         Increase (decrease) in accounts
           payable and accrued expenses         360       (2,824)           561
         Increase (decrease) in accrued
           payroll and related liabilities       75         (398)        (1,144)

NET CASH USED IN OPERATING
    ACTIVITIES                               (1,958)       (5,920)       (3,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Hotel construction costs                              (1,086)       (2,966)
     Purchases of property and equipment       (385)                       (107)
     Payment on note receivable                              (250)       (1,700)
     Proceeds from hotel construction escrow                1,700
     Proceeds from sale of assets,
       net of related costs                                11,388
     Proceeds from (payments for) deposits
       and other assets                         (39)           13          (371)

NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                   (424)       11,765        (5,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from affiliate                                              5,970
     Payments to affiliate                                 (3,294)       (1,986)
     Proceeds from sale of common stock                                   1,000
     Proceeds from exercised warrants            60
     Payments on notes payable                                             (507)
     Proceeds from long-term debt,
       net of loan costs                        650                      17,900
     Payments on long-term debt                (701)        (925)       (13,103)

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                      9        (4,219)        9,274

NET INCREASE (DECREASE) IN CASH              (2,373)        1,626           861

CASH, beginning of year                       3,837         2,211         1,350

CASH, end of year                          $  1,464      $  3,837      $  2,211


See accompanying notes to consolidated financial statements

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS -- (Continued)
Years Ended December 31, 1999, 1998 and 1997
(In thousands, except for per share data)


                                         1999          1998         1997
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION,
   cash paid for interest
   during the year                  $    158       $    425     $   3,186

SUPPLEMENTAL SCHEDULES OF
  NONCASH INVESTING
  AND FINANCING ACTIVITIES:

  Common stock to be issued in
    settlement of certain
    liabilities                     $    50

  Restructuring and
    conversion of
    Bryanston obligations:
      issuance of preferred stock                 $  9,729

  Mortgage on Jubilation
      gaming vessel                               $  3,000

  Extinguishment of debt including
      accrued interest of $3,098                  $ 12,729

  Non-cash consideration received in
      exchange for sale of assets:
        Investment in Buyer                       $  8,500

  Assumption by Buyer of net
      proceeds of pre-financing                   $ 17,900

  Assumption by Buyer of certain
      accounts payable, accrued
      expenses, payroll liabilities
      and capital lease obligation                $  2,000

  Common stock issued in settlement
      of preferred stock dividends  $  2,861      $  1,391

  Preferred stock issued in
      settlement of obligations                                 $   2,000

  Net increase in capital in
      excess of par value related to amount
      due under redemption  agreement                           $     475

  Common stock issued in settlement of
     notes payable and accrued interest                         $     506

  Common stock issued in settlement of
     certain accounts payable and
     accrued expenses                                           $     511


See accompanying notes to consolidated financial statements

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)


Note 1. Nature of Business

    Alpha Hospitality Corporation (the "Company"), incorporated in
Delaware on March 19, 1993, was engaged in the ownership and operation of a gaming vessel in Greenville, Mississippi, which was operated by the Company's wholly-owned subsidiary, Alpha Gulf Coast, Inc. ("Alpha Gulf"), and the construction of an adjacent hotel which was handled through the Company's wholly-owned subsidiary, Alpha Greenville Hotel, Inc.
("Greenville Hotel"). On March 2, 1998, the Company sold substantially all of these assets to Greenville Casino Partners, L.P. ("Buyer") (see Note 3). Included in the consideration, the Company received a 25% limited partnership interest in the Buyer, whose assets include an additional casino and hotel located in Greenville, Mississippi.

    Currently, the Company is pursuing additional gaming-related and other opportunities through its other wholly-owned subsidiaries: Alpha St. Regis, Inc.("Alpha St. Regis"), Alpha Missouri, Inc. ("Alpha Missouri"), Alpha Monticello, Inc. ("Alpha Monticello"), Alpha Rising Sun, Inc.("Alpha Rising Sun"), Jubilation Lakeshore, Inc. ("Jubilation Lakeshore") (including Jubilation Lakeshore's 93% owned subsidiary Casino Ventures, L.L.C. (see
Note 7)), Alpha Entertainment, Inc.("Alpha Entertainment"), Alpha Florida Entertainment, Inc. ("Alpha Florida") and Alpha Peach Tree Corporation ("Alpha Peach Tree").

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

          Boat, barge and improvements       20 years
          Leasehold and improvements         10-20 years
          Gaming equipment                   5-7 years
          Furniture, fixtures and equipment  5-7 years


    Investment. The Company's 25% limited partnership interest in Buyer is being accounted for under the equity method of accounting. Accordingly, the investment is recorded at cost and adjusted by the Company's proportionate share of the Buyer's undistributed earnings or losses (see Note
3).

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

    The Company complies with Statement of  Financial Accounting
Standards ("SFAS") No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

    Income Taxes. The Company complies with SFAS No. 109,
"Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

    The Company does not provide for deferred taxes on the unremitted earnings of its wholly-owned subsidiaries since, under existing tax laws, its investment could be liquidated tax-free. As a result, any excess outside financial basis over tax basis is not expected to result in taxable income upon reversal and thus is not a temporary difference.

    Casino Revenue. Casino revenue was the net win from gaming activities, which was the difference between gaming wagers less the amount paid out to patrons.

    Promotional Allowances. Promotional allowances primarily consisted of food and beverage furnished gratuitously to customers. Revenues did not include the retail amount of food and beverage of $496 and $3,547 for the years ended December 31, 1998 and 1997, respectively, provided gratuitously to customers. The cost of these items of $418 and $2,990 for the years ended December 31, 1998 and 1997, respectively, were included in casino expenses.

    Fair Value of Financial Instruments. The fair values of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the consolidated balance sheets at December 31, 1999 and 1998.

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

    Reclassifications. Certain prior year amounts have been reclassified to conform to the 1999 presentation.


Note 3.  Sale of Assets

    On March 2, 1998, the Company sold substantially all of the assets of Alpha Gulf and Greenville Hotel, including the casino barge, boarding barge, related gaming and other equipment, furniture and improvements and related permits, licenses, leases and other agreements to the Buyer for approximately $40,200. Specifically, the Company received cash of $11,800 and a 25% limited partnership interest in the Buyer. Additionally, the Buyer assumed approximately $2,000 of certain accounts payable, accrued expenses, payroll liabilities and a capital lease obligation and the Company's obligations
to repay the net proceeds from certain financing of $17,900.   The Company
recognized a gain on the sale of $6,048.

    Since the acquisition of substantially all of the assets of Alpha Gulf and Greenville Hotel, Management has been advised that the Buyer has incurred significant operating losses resulting in a substantial working capital
deficiency and a partners' deficiency through December 31, 1998.   In light of
these developments and in accordance with its policy on impairment of long-lived assets, the Company adjusted the carrying value of its remaining 25% limited partnership interest in the Buyer to zero in 1998.


Note 4. Property and Equipment

    At December 31, 1999 and 1998, property and equipment is comprised of the following (see Note 7):


                                                 1999            1998
          Boat, barge and improvements           $  5,322       $   4,940
          Leasehold and improvements                   82              82
          Gaming equipment                          3,023           3,023
          Furniture, fixtures and equipment         1,837           1,834
                                                   10,264           9,879

          Less accumulated depreciation
              and  amortization                     5,287           5,249
                                                $   4,977       $   4,630

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --
               (Continued)
(in thousands, except for per share data)

 Note 5. Long-Term Debt

    At December 31, 1999 and 1998, long-term debt is comprised of the following:

                                             Interest
                                             Rate          1999      1998
    Note payable to Bryanston
      Group, Inc. ("Bryanston"),
      an affiliate, (see Note 7),
      with interest  payable
      monthly and principal payments,
      commencing January 1, 2001,
      not to exceed $1,000 per annum, with
      any unpaid balance due at maturity
      in April 2005                               8%    $   1,407    $   2,108

    Mortgage note collateralized by
      the Company's inactive
      gaming vessel (see Note 7)
      with interest payable
      monthly and principal due
      January 10, 2001                            8%         650
                                                           2,057         2,108
     Current portion                                                     1,000
                                                       $   2,057     $   1,108


    On September 30, 1999, Bryanston agreed to waive its right to demand repayment of principal until January 1, 2001, with regard to its note with the Company .

    Aggregate future required principal payments of long-term debt are as follows:

     Years Ending December 31:

                   2000. . . $       --
                   2001. . .        650
                   2002. . .
                   2003. . .
                   2004. . .
                  Thereafter      1,407
                             $    2,057

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --
               (Continued)
(in thousands, except for per share data)


Note 6. Accounts Payable and Accrued Expenses

     At December 31, 1999 and 1998, accounts payable and accrued expenses are comprised of the following:


                                                   1999            1998
     Due to Buyer                                $     462      $
     Insurance                                         202          227
     Accrued professional fees                         221          250
     Accrued interest                                   13            4
     Other                                             283          390
                                                  $  1,181      $   871


     During the year ended December 31, 1998, accounts payable of $280 was reclassified to other long-term liabilities, as they were not paid during the year ended December 31, 1999 nor are they expected to be paid during the year ended December 31, 2000.

Note 7. Commitments, Contingencies and Related Party Transactions

    On July 8, 1999, the Company contributed its inactive vessel, Jubilation to Casino Ventures, L.L.C. ("Casino Ventures") (see Notes 1,4 and
5). At the time of the contribution, the vessel (including gaming equipment, furniture and other items) had a net book value of $4,149. In exchange, the Company received $150 in cash, a promissory note of $1,350 and a membership interest in Casino Ventures. The promissory note accrues interest at an initial rate of 8.75% per annum, payable quarterly, with the principal balance due July 8, 2002. The initial interest rate of 8.75% is adjusted daily to prime plus one percent with a minimum rate of 8.75%. Upon repayment of the promissory note and certain other funding to the venture, the Company's membership interest in Casino Ventures decreases from its current percentage of 93% to 15%. A director of the Company is a partner in Casino Ventures and serves as its General Manager. The consolidated financial statements of the Company includes the accounts of Casino Ventures until such time as the Company's membership interest decreases to less than 50%. During the year ended December 31, 1999, the Company capitalized $364 of costs related to the refurbishment of the vessel and improvement to its anticipated site in Tunica, Mississippi and incurred $100 of start-up costs. Additionally, during the year ended December 31, 1999, the vessel was used as collateral to obtain funding of $650 towards the aforementioned costs of Casino Ventures (see
Note 5).

    The Company, through its wholly owned subsidiary Alpha
Monticello, is party to a General Memorandum of Understanding (the "Memorandum") with Catskill Development, LLC ("CDL" and, collectively with Alpha Monticello, the "Parties") dated December 1, 1995, which, among other things, provides for the establishment of Mohawk Management, LLC ("MML"), a New York limited liability company, for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the St Regis Mohawk Indian Tribe (the "Mohawk Tribe"). The Memorandum also sets forth the general terms for the funding and management obligations of CDL (25% owned by Bryanston) and Alpha Monticello, respectively, with regard to MML. In January 1996, MML was formed with each of CDL and Alpha Monticello owning a 50% membership interest. On July 31, 1996,
MML entered into a Gaming Facility Management Agreement with the Mohawk Tribe (the "Management Contract") for the management of a casino to be built on the current site of Monticello Raceway in Monticello, New York (the "Monticello Casino"). Among other things, the Management Contract provides MML with the exclusive right to manage the Monticello Casino for seven (7) years from its opening and to receive certain fees for the provision of management and related services.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --
               (Continued)
(in thousands, except for per share data)


Note 7. Commitments, Contingencies and Related Party Transactions
(CONTINUED)

    This agreement is subject to final approval by the U.S. Department of the Interior and the National Indian Gaming Commission. Additionally the land on which the casino is to be sited requires the approval of the U.S. Department of the Interior's Bureau of Indian Affairs and the concurrence of the Governor of the State of New York.

    By its terms, the Memorandum between CDL and Alpha Monticello terminated on December 31, 1998, since all of the governmental approvals necessary for the construction and operation of the Monticello Casino were not obtained by MML. As of the date hereof, all such approvals have not been obtained. The Management Contract between MML and the Mohawk Tribe contains no such provision. Additionally, the Memorandum is silent as to the effect of such termination on the continued existence of MML on the Parties' respective 50% membership therein or on the Management Contract. On
December 28, 1998, Alpha Monticello filed for arbitration, as prescribed by the Memorandum, to resolve certain disputes by the Parties. As of September 15, 1999, Alpha Monticello and CDL reached a tentative settlement and the original memorandum of understanding is in the process of being revised. At the request of all Parties the American Arbitration Association agreed to stay further proceedings in the arbitration until April 3, 2000 so that the Parties could finalize these arrangements. Upon the effectiveness of this proposed settlement, Alpha Monticello would be entitled to receive 40% of MML's basic management fee income and 50% of the service fee income accruing to
MML for professional services rendered.   The net result of the proposed
settlement would entitle Alpha Monticello to received approximately 45% of all management fee and service fee income derived from the underlying management contract.

    In a related transaction, Bryanston, subject to the receipt of all necessary governmental approvals by Alpha Monticello, has agreed to transfer to Alpha Monticello 5 percentage points of its ownership interest in its real property holdings at Monticello Raceway. That holding includes the Raceway's building and equipment and approximately 200 acres of land.
Alpha Monticello will receive 25% of all development fees earned by CDL in the development of these holdings. Additionally, subject to approval by the New York State Racing and Wagering Board, Bryanston has agreed to transfer its 25% ownership in the Raceway's parimutuel operations to Alpha
Monticello. Under the previous arrangement described above, Alpha
Monticello did not have any ownership stake in either of these assets nor participate in the previously discussed development fee arrangement. Included in deposits and other assets as of December 31, 1999 and 1998, the Company capitalized $1,366 towards the design, architecture and other costs of the development plans for the proposed Monticello Casino.

    The Company is obligated under operating leases relative to real property and equipment expiring through 2004. Future aggregate minimum annual rental payments under all of these leases are as follows:

              Years Ending December 31:

              2000 . . . . . .    $ 348
              2001 . . . . . .      362
              2002 . . . . . .      375
              2003 . . . . . .      353
              2004 . . . . . .      257
                                 $1,695
    Rent expense under these operating and terminated leases amounted to $375, $501 and $930 for the years ended December 31, 1999, 1998 and 1997, respectively.

    The Company is obligated under an employment contract with its Chairman and Chief Executive Officer ("CEO").Under this agreement, the Company accrues deferred compensation of $250 per year. The agreement is automatically renewable for successive twelve-month periods, unless either party shall advise the other on ninety days

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --
               (Continued)
(in thousands, except for per share data)


Note 7. Commitments, Contingencies and Related Party Transactions
(CONTINUED)

written notice of his or its intention not to extend the term of the employment. In the event of termination of employment, the CEO will be retained to provide consulting services for two years at $175 per annum. As of December 31, 1999, deferred compensation payable to the Chairman and CEO is approximately $1,530. During 1999, the Company agreed to afford the Chairman and CEO the right to convert up to $2,000 of deferred compensation payable into up to 1,000 shares of the Company's common stock at a stock price of two dollars per share, the closing price on the agreement date. The Chairman and CEO's right to convert deferred compensation to the Company's common stock shall only be exercisable if he continues to defer his salary and he remains employed through and including January 14, 2001, or such later date as the Board of Directors may determine. In addition, these conversion rights shall not be exercisable before January 14, 2001. During the year ended December 31, 1999, the Company has recorded a noncash compensation charge of $3,251 reflecting the increase in the market price of the Company's common stock since the date of the agreement.

    On September 30, 1999, the Chairman and CEO agreed to defer all cash payments owing pursuant  to his employment contract with the Company until January 1, 2001. This includes the $1,530 payable as of December 31, 1999, and future amounts accruing to the Chairman and CEO. This does not effect the Chairman and CEO's rights to convert up to $2,000 of deferred compensation payable into up to 1,000 shares of the Company's common
stock.   Additionally, a former officer of the Company also has agreed to defer all cash payments against a $266 liability owing pursuant to his previous employment contract with the Company until January 1, 2001. Accordingly, other liabilities, on the Company's consolidated balance sheet as of December 31, 1999, includes $1,796 of deferred compensation payable.

    To comply with State requirements regarding the Company's 25% partnership interest in Greenville Casino Partners, L.P., the Company has received a finding of suitability from the Mississippi Gaming Commission. The Company's finding of suitability was renewed in November 1999 for a two year period.

    In January 1996, the Company was named as a defendant in an action brought in the Circuit Court of Hinds County, Mississippi (Amos vs Alpha
Gulf Coast, Inc.; Batiste vs Alpha Gulf Coast, Inc.; Ducre vs Alpha Gulf
Coast, Inc.; Johnston vs Alpha Gulf Coast, Inc.; Rainey vs Alpha Gulf Coast, Inc.). Based on the theory of "liquor liability" for the service of alcohol to a customer, plaintiffs alleged that on January 16, 1995, a vehicle operated by Mr. Amos collided with a vehicle negligently operated by Mr. Rainey, an individual who was allegedly served alcoholic beverages by the Company. Plaintiffs alleged that they suffered personal injuries and seek compensatory damages aggregating $17.1 million and punitive damages aggregating $37.5 million. On March 1, 2000, mediation took place between the Company's insurance company and Plaintiffs Amos, Batiste and Ducre with settlements being reached in all three cases for an aggregate amount of $110, of which $85 is covered by the Company's insurance. The remaining $25, representing the cost to the Company, is included in accounts payable and accrued expenses as of December 31, 1999. Although the Company's insurance company has initiated settlement discussions with Plaintiffs Johnston and Rainey, neither case has been settled nor can there be any assurance that settlements can be reached. Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements. The Company believes that the remaining risk referred to in this paragraph is adequately covered by insurance.

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

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --
(Continued)
 (in thousands, except for per share data)

Note 7. Commitments, Contingencies and Related Party Transactions
(CONTINUED)

    The Company is involved in a dispute with Buyer regarding an agreement dated December 17, 1997 pursuant to which the Company sold substantially all of the assets of Alpha Gulf and Greenville Hotel to Buyer. The Company claims Buyer is liable for certain liabilities and certain accounts payable. Buyer has counterclaimed that the Company breached some of its warranties, failed to continue operating the casino in the normal course of business through the date of sale and also failed to pay certain accounts payable. Management is vigorously pursuing the Company's own claims and is also contesting the Buyer's claims. An arbitration hearing was held in March 1999, at which time each side presented its final arguments. The arbitrator expects to render a decision in late March or early April 2000. The Company and its counsel believe that, based on information presently available, the arbitrator will find that the total of the Company's claims exceed the total of Buyer's claims so that the net result will be in the Company's favor. There can be no assurance that , in the event of a favorable award, any resultant monies due the Company would be collected.

    On March 2, 1998, the Company entered into a supervisory hotel management agreement with Buyer (see Note 1) for a term of ten years, pursuant to which the Company is entitled to receive $100 per annum for management services, payable monthly. Supervisory management fees earned for the year ended December 31, 1999 and 1998, amounted to $100 and $83, respectively.

    In  May 1998, the Company's Board of Directors adopted the 1998
Stock Option Plan ("1998 Plan") (see Note 9) providing for incentive stock options ("ISO") and non-qualified stock options ("NQSO"). The 1998 Plan was approved by the stockholders of the Company in September 1999. The Company has reserved 4,000 shares of common stock for the plan. The exercise price of an ISO or NQSO will not be less than 100% of the fair market value of the Company's common stock at the date of the grant.

    In May 1998 for 1998 and in December 1998 for 1999, as approved by the Company's shareholders in September 1999, the Company granted annual compensation to each of its three (3) outside directors of $6 per annum plus, pursuant to the 1998 Plan, the option to purchase 25 shares, along with 15 shares for each committee served upon, of the Company's common stock at the current market price on the date the option was granted. Compensation expense to the three outside directors for both of the years ended December 31, 1999 and 1998, amounted to $18. In both December 1999 and 1998, pursuant to the 1998 Plan as approved by the Company's shareholders in September 1999, the Company granted to each of its two (2) employee directors, excluding the Chairman, the option to purchase 25 shares, along with 15 shares for each committee served upon, of the Company's common stock. Additionally, in both December 1999 and 1998, pursuant to the 1998 Plan as approved by the Company's shareholders in September 1999, the Company granted to the Company's Chairman options to purchase 250 shares of the Company's common stock. All of the options to purchase the Company's common stock under the 1998 Plan, which were granted in 1998 to its outside and employee directors, excluding the Chairman, are exercisable at a price per share equal to the closing NASDAQ bid prices on the dates of the grants in December 1999 and 1998 of $4.25 and $1.063, respectively. The exercise price for the 250 options granted in 1999 and 1998 to the Chairman to purchase the Company's common stock are exercisable at prices per share of $4.25 and $1.13, respectively, which is equal to 100% and 110%, respectively, of the closing NASDAQ bid prices on the dates of the grants in December 1999 and 1998 (see Note 9).

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

    A director of the Company is a partner in a law firm which provides legal services to the Company. Fees to such

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --
               (Continued)
(in thousands, except for per share data)


Note 7. Commitments, Contingencies and Related Party Transactions
(CONTINUED)

firm in the years ended December 31, 1999 and 1998, has been recorded at approximately $204 and $200, respectively, related to general corporate matters.


Note 8. Stockholders' Equity

    In September 1997, the Company issued 83 shares of its Series B Preferred Stock, in settlement of $2,000 of unsecured debt with Bryanston.

    In March 1997, the Company sold 571 shares of its common stock for $1,000.

    In April 1997, the Company issued 200 shares of its common stock for $506 in settlement of a note payable and related accrued interest. Additionally, during 1997, the Company issued 157 shares of its common stock for $511 in settlement of certain accounts payable and accrued expenses.

     The Company's cumulative Series B Preferred Stock, has voting rights of eight votes per preferred share, is convertible to eight shares of common stock for each share of preferred stock and carries a dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event the dividend is not paid at the end of the Company's fiscal year (December 31), the dividend will be payable in common stock. On December 17, 1997, the Company declared a 1996 dividend of $1,391, payable in 777 shares of the Company's common stock, which were issued in April 1998. On May 12, 1998, the Company declared a 1997 dividend of $2,861, payable in approximately 1,605 shares of common stock, which were issued in January
1999.  As of December 31, 1999, dividends in arrears on the cumulative Series
B Preferred Stock, amounted to approximately 2,394 shares.

    On June 30, 1998, the Company issued 135 shares of cumulative
Series C Preferred Stock, in settlement of certain obligations to Bryanston. The Series C Preferred Stock, has voting rights of twenty-four votes per preferred share, is convertible into twenty-four shares of common stock and carries a dividend of $5.65 per share. In addition, the terms of the preferred shares include a provision allowing the Company the option of calling the preferred shares based upon the occurrence of certain capital events which realize a profit in excess of $5,000. In the event the dividend is not paid by the end of the Company's fiscal year, the dividend will be payable in common stock. As of December 31, 1999, dividends in arrears on the cumulative Series C Preferred Stock, amounted to approximately 366 shares.

Note 9. Stock Options and Warrants

1998 and 1993 Stock Option Plans
    In May 1998 and June 1993, the Company's Board of Directors adopted the 1998 (see Note 7) and 1993 Stock Option Plans providing for incentive stock options and non-qualified stock options. The Company has reserved 4,000 and 900 shares of common stock for issuance upon the exercise of options to be granted under the 1998 and 1993 Plans, respectively. The exercise price of an ISO or NQSO will not be less than 100% of the fair market value of the Company's common stock at the date of the grant. The maximum term of each option granted under the Plan is ten years, however, options granted to an employee owning greater than 10% of the Company's common stock will have a maximum term of five years.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --
               (Continued)
(in thousands, except for per share data)


Note 9. Stock Options and Warrants (CONTINUED)

    In December 1998, the Company determined that the purposes of the Plan were not being adequately achieved with respect to those employees and consultants holding options that were exercisable at prices above current market value and that it was in the best interests of the Company and its shareholders that the Company retain and motivate such employees and consultants. Therefore, in order to provide such optionees the opportunity to exchange their above market value options for options exercisable at the current market value, the Company cancelled the 601 outstanding options under the 1998 and 1993 stock option plans at that time and reissued the options at an exercise price of $1.063, the closing NASDAQ bid price on December 12, 1998.

    The following table summarizes common stock option activity, excluding the simultaneous cancellations and reissuances on December 12, 1998, as noted above:


                                                              Weighted
                                                              Average
                                                  Range of    Exercise
                                 Number of        Exercise    Price Per
                                 Shares           Price       Share
Options outstanding at
   December 31, 1997               409         $1.063-2.00       $1.14
           Granted               1,065          1.063-1.17        1.088
           Cancelled              (200)         1.063-2.00        1.063

Options outstanding at
   December 31, 1998             1,274         $1.063-1.17       $1.097
           Granted               1,389         $2.00-4.25         3.17

Options outstanding at
   December 31, 1999             2,663         $1.063-4.25       $2.17


    The following table summarizes information regarding stock options outstanding at December 31, 1999:


                    Options Outstanding             Options Exercisable
                          Weighted        Weighted
               Number     Average         Average     Number         Weighted
   Range of  Outstanding  Remaining       Exercise    Exercisable    Average
   Exercise      at       Contractual     Price Per       at         Exercise
   Prices    Dec 1, 1999  Life in Years   Share       Dec 31, 1999   Price
   $1.063      1,006         7.68          $1.063       1,006         $1.063
    1.117        250         8.9            1.117         250          1.117
    2.000        687         9.5            2.000         502          2.000
    4.25         720         9.9            4.25          682          4.25

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --
               (Continued)
(in thousands, except for per share data)


Note 9. Stock Options and Warrants (CONTINUED)

Other Stock Options
    The Company granted to Bryanston an option to purchase 348 shares of the Company's common stock at an exercise price per share equal to the closing NASDAQ bid price as of December 4, 1995 ($5.375 per share). The option expires on December 4, 2000. As of December 31, 1999, the option was not exercised.

    During the years ended December 31, 1999 and 1998, options to purchase 50 and 600 shares, respectively, of the Company's common stock at exercise prices of $5.00 and $14.00, respectively, expired.

Warrants
    In conjunction with its November 1993 initial public offering, the Company issued 863 redeemable common stock purchase warrants at $.10 per warrant. Each warrant entitled the holder to purchase one share of common stock at the exercise price of $12.00, commencing in November 1993 until November 1998. In September 1998, the expiration date was extended to December 31, 2001 and the exercise price was amended to $4.00 through December 31, 2000 and to $6.00 through December 31, 2001. During the year ended December 31, 1999, 15 warrants were exercised. As of December 31, 1999, 848 warrants were outstanding.

Pro forma Information
    The Company complies with the disclosure-only provisions of SFAS
123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Company's Plans. Had compensation cost for the Company's Plans been determined based on the fair value at the grant date of awards in the years ended December 31, 1999, 1998 and 1997 consistent with the provisions of SFAS 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:


                                   1999            1998            1997
     Net loss, as reported      $ (5,763)      $ (16,260)      $  (3,165)
     Net loss, pro forma.         (9,918)        (17,473)         (3,490)
     Loss per common share,
        basic,
        as reported                 (.34)          (1.09)           (.23)
     Loss per common share,
        basic,
        pro forma                   (.59)          (1.17)           (.25)


    Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expensed on future years. Net loss, as reported, has been adjusted to reflect the deduction of dividends on preferred stock to arrive at loss from continuing operations applicable to common shares. Diluted earnings per share amounts are not presented because they are anti-dilutive.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: volatility was calculated at 114% for 1999 and 100% for 1998 and 1997; risk-free interest rate of five percent for 1999 and 1998, and six percent for 1997; no dividend yield and option life of ten years.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --
               (Continued)
(in thousands, except for per share data)


Note 10. Income Taxes

    The Company and all of its subsidiaries file a consolidated federal income tax return. At December 31, 1999 and 1998, the Company's deferred income tax asset is comprised of the tax benefit (cost) associated with the following items based on the statutory tax rates currently in effect:


                                            1999                   1998
     Net operating loss
       carryforwards           . . . .  $  19,310                $ 18,386
     Differences between
      financial and tax
      bases of assets and
      liabilities . . .                     7,756                   7,686
     Other     .                              385                     396


     Deferred income tax asset,
       gross   . . . .                     27,451                  26,468
    Valuation allowance                   (27,451)                (26,468)
     Deferred income tax asset, net     $      --               $      --


    During 1998, upon termination of its obligation under a lease in Lakeshore, Mississippi, the Company exercised a tax write-off of leasehold and improvements, written-off for book purposes in 1996. The tax write-off from operations and 1998 losses exceeded the tax gain generated by the sale of assets. Consequently, the Company did not utilize any of its net operating loss carryforwards during 1998. These events skewed deferred (taxes) benefit in relationship to loss before deferred (taxes) benefit in the years ended December 31, 1998.

    As of December 31, 1999, the Company has available for federal income tax purposes, a net operating loss carryforward of approximately $48,274 expiring in the years 2008 through 2019.


Note 11.  Earnings (Loss) Per Common Share

    At December 31, 1999, 1998 and 1997, weighted average common shares outstanding applicable to diluted earnings per share is computed as follows:

                                         1999           1998       1997
Weighted average common shares
    outstanding, basic                  16,770         14,966      14,124
Shares applicable to convertible
    preferred stock                                                 6,568
                                        16,770         14,966      20,692


ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --
               (Continued)
(in thousands, except for per share data)


Note 11.  Earnings (Loss) Per Common Share (C0NTINUED)

    Unexercised stock options and warrants to purchase 3,859 and 2,575 shares of the Company's common stock as of December 31, 1999 and 1998, respectively and Series B Preferred Stock and C, convertible into 9,808 shares of the Company's common stock, as of December 31, 1999 and 1998, were not included in the computations of diluted earnings (loss) per common share because they are anti-dilutive.

    Unexercised stock options and warrants to purchase 2,270 shares of the Company's common stock, as of December 31, 1997, were not included in the computations of diluted earnings (loss) per common share because the exercise prices were greater than the average market prices of the Company's common stock during 1997.

Note 12.  Subsequent Event

    On February 8, 2000, the Company privately sold 4 shares of its 7% convertible series D preferred stock for an aggregate price of $3,900, net of closing costs of $100. The preferred stock, series D, is convertible into shares of the Company's common stock at a conversion price of the lesser of $6 per share or a price based upon the prevailing market price of the Company's common stock, and accrues dividends at a rate of 7% per annum. In the event the preferred stock is not converted into shares of the Company's common stock by February 8, 2005, there will be a mandatory redemption at that time, payable in shares of the Company's common stock at the same aforementioned conversion price. The dividends are payable in arrears on the earlier of the date of conversion of a share of preferred stock, series D, or the date of redemption. At the Company's option, the dividends are payable in the form of cash or shares of the Company's common stock. The maximum aggregate total of shares of the Company's common stock issuable relative to the conversions and payments of dividends is 3,300 shares. In the event such limitation prevents the conversion of any preferred stock, series D, the dividend rate will increase to 15% per annum to be payable in cash in arrears, semi-annually on June 30 and December 31. The preferred stock, series D, contains no voting rights prior to its conversion to common stock.

    The following summarized unaudited pro forma condensed consolidated balance sheet assumes the sale had occurred on December 31, 1999:


                                                     Pro forma
                                    Historical       Adjustment     Pro forma
Cash                              $   1,464          $   3,900      $  5,364
Other current assets                     98                               98
            Total current assets  $   1,562              3,900         5,462

Property and Equipment, net           4,977                            4,977
Deposits and other assets             1,589                            1,589
                                  $   8,128           $  3,900      $ 12,028

Accounts payable and
      accrued expenses            $   1,181                            1,181
Accrued payroll and
       related liabilities               53                               53
     Total current liabilities        1,234                            1,234
Long-term debt                        2,057                            2,057
Other liabilities                     2,076                            2,076
Stockholders equity                   2,761              3,900         6,661
                                  $   8,128           $  3,900      $ 12,028


    The unaudited pro forma results are not necessarily indicative of what would have occurred had the sale occurred on December 31, 1999.

                                                                SCHEDULE II

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
    VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1999, 1998 and 1997
(In thousands, except for per share data)




                                             Additions
                                Balance at   Charged to   Charged               Balance
                                Beginning    Costs and    to Other              at End
     Description                of Year      Expenses     Accounts   Deductions of Year
Year Ended December  31, 1997:
   Allowance for doubtful
     accounts                  $    527          108          --          --     635

Year Ended December 31, 1998:
   Allowance for doubtful
     accounts                  $    635            --         --          --     635

Year Ended December 31, 1999:
   Allowance for doubtful
      accounts                 $    635            --         --          --     635

Year Ended December 31, 1998:
 Allowance for doubtful note   $                  250         --          --     250

Year Ended December 31, 1999:
 Allowance for doubtful note   $    250            --         --          --     250



Exhibit 23(a)

Rothstein, Kass & Company, P.C.

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the registration statement of Alpha Hospitality Corporation on Forms S-3(File Nos. 333-39887 and 333-43861), S-8(File Nos. 333-37293 and 333-90611), and Post Effective Amendment on Form S3 to the Registration Statement on Form SB-2(File No. 33-64236) of our report dated February 10, 2000, on our audits of the consolidated financial statements and financial statement schedule of Alpha Hospitality Corporation as of December 31, 1999 and 1998, and for the years ended December 31, 1999, 1998 and 1997, which report is included in this Annual Report on Form 10-K.


                                         /s/Rothstein, Kass & Company, P.C.
                                            Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 22, 2000