Form 10-Q
period 2000-03-31
ALPHA HOSPITALITY CORP
filed 2000-05-10
CIK 906780

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q


X Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2000



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

         Yes    X              No


                APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 10, 2000.


         Common Stock, $0.01 par value: 17,093,399 shares

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                                INDEX


PART I                 FINANCIAL INFORMATION           PAGE NO.

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets as of March 31, 2000 and
            December 31, 1999 . . . . . . . . . . . . .     1

          Consolidated Statements of Operations for Three Months Ended
            March 31, 2000 and 1999 . . . . . . . . . .     2

          Consolidated Statements of Cash Flows for Three Months Ended
            March 31, 2000 and 1999 . . . . . . . . . .     3-4

          Notes to Consolidated Financial Statements  .     5-10

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . .    11-15




PART II                                        OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   16

Item 2.   Changes in Securities. . . . . . . . . . . . .   16

Item 6.   Exhibits and Reports on 8-K. . . . . . . . . .   16

          Signatures . . . . . . . . . . . . . . . . . .   17


All items that are not applicable or to which the answer is negative have been omitted from this report.

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                 (in thousands, except per share data)


                                               March 31,         December 31,
                                                 2000               1999
                                ASSETS
CURRENT ASSETS:
  Cash, including restricted cash of
     $375 and $373 in
     2000 and 1999, respectively. . . . . .     $   4,566         $   1,464
  Other current assets. . . . . . . . . . .           287                98
     Total current assets. . . . . . . . . . . . .  4,853             1,562

PROPERTY AND EQUIPMENT, net. . . . . . . . . . . .  4,968             4,977

DEPOSITS AND OTHER ASSETS. . . . . . . . . . . .    1,970             1,589
                                                $  11,791         $   8,128


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Long-term debt, current maturity . . . .      $     680         $     --
  Accounts payable and accrued expenses. .          1,207            1,181
  Accrued payroll and related liabilities.          1,901               53
     Total current liabilities . . . . . .          3,788            1,234

LONG-TERM DEBT, less current maturity. . .          1,407            2,057

OTHER LIABILITIES. . . . . . . . . . . . .            280            2,076

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value,
     75,000 shares authorized, 17,093 and
     16,803 issued in 2000 and 1999,
     respectively                                    171              168
  Preferred stock, 5,000 shares authorized:
     Series B, $.01 par value,
      821 issued and outstanding . .                   8                8
     Series C, $.01 par value,
      135 issued and outstanding . .                   1                1
     Series D, $.01 par value,
      4 issued and outstanding . . .
     Common stock payable. . . . . . . . .                             50
  Capital in excess of par value . . . . .        82,258           78,527
  Accumulated deficit. . . . . . . . . . .       (76,122)         (75,993)
     Total stockholders' equity. . . . . .         6,316            2,761
                                               $  11,791        $   8,128




      See accompanying notes to consolidated financial statements

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
              (in thousands, except  for per share data)


                                          Three Months Ended
                                              March 31,
                                        2000            1999
REVENUES:
  Other                   . . . .     $      36      $     43

COSTS AND EXPENSES: . . . . . .
  Adjustment to noncash
    compensation. . . .                    (466)
  Selling, general and
    administrative . . .                    420           328
  Interest  . . .                            41            42
  Depreciation and amortization . . .        10            11
  Development and start-up costs. . .       160           157
     Total costs and expenses . . . . .     165           538

NET LOSS                          .   $    (129)     $   (495)

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING.                           16,947        16,717

NET LOSS PER COMMON SHARE, BASIC
   AND DILUTED                        $    (.01)     $   (.03)






      See accompanying notes to consolidated financial statements

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                            (in thousands)

                                                   Three Months Ended
                                                       March 31,
                                                  2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $     (129)      $     (495)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
       Depreciation and amortization. . . .          10               11
       Noncash compensation adjustment. . .        (466)
       Changes in operating assets and
         liabilities:
          Increase in other current assets.         (44)             (26)
          Increase (decrease) in accounts
           payable and accrued expenses . . .        26             (176)
          Increase (decrease)  in accrued
           payroll and related liabilities           52              (31)

NET CASH USED IN OPERATING ACTIVITIES. . . .       (551)            (717)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in note receivable. . . . . . . . . .   (400)
  Payments for property and equipment. . . . . . .   (1)
  (Increase) decrease in deposits and other
    assets                                           21             (89)

NET CASH USED IN INVESTING ACTIVITIES . . .        (380)            (89)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of preferred stock. . .  3,867
  Proceeds from exercise of stock options .         136
  Proceeds from long-term debt. . . . . . .          30
  Payments on long-term debt. . . . . . . .                        (106)

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES .                                    4,033            (106)

NET INCREASE (DECREASE) IN CASH . . . . . .       3,102            (912)

CASH, beginning of period . . . . . . . . .       1,464           3,837

CASH, end of period . . . . . . . . . . .     $   4,566       $   2,925



      See accompanying notes to consolidated financial statements

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                            (in thousands)


                                                        Three Months Ended
                                                             March 31,
                                                        2000            1999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest during the period. . . . . . $      --   $     36

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Loans receivable related to stock issued in
    connection with the exercise of stock options .    $     145   $     --




      See accompanying notes to consolidated financial statements

          ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                           (in thousands)


NOTE 1 - NATURE OF BUSINESS

    Alpha Hospitality Corporation (the "Company"), incorporated in Delaware on March 19, 1993, was engaged in the ownership and operation of a gaming vessel and constructed an adjacent hotel in Greenville, Mississippi. On March 2, 1998, the Company sold substantially all of these assets to Greenville
Casino Partners, L.P. ("Buyer") for approximately $40.2 million including a 25% limited partnership interest in the Buyer.
The Company is pursuing additional gaming-related and other opportunities.


NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SELECTED
SIGNIFICANT ACCOUNTING POLICIES

    Financial Statements - The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles. All adjustments that are of a normal and recurring nature and, in the opinion of management, necessary for a fair presentation have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1999, included in the Company's 1999 Form 10-K.

    Operations and Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

    Reclassifications - Certain amounts have been reclassified in 1999 to conform to the 2000 presentation.

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                           (in thousands)

NOTE 3 - NOTE RECEIVABLE

  On March 29, 2000, the Company advanced $400 in exchange for a promissory note in the same amount (see Note 7). The note provides for interest to be received monthly at a rate of 11% per annum, monthly receipts of principal of $5 commencing
July 2000 with the balance due at maturity in August 2002.
The consolidated balance sheet as of March 31, 2000, includes the amount of principal to be received in the next twelve months of $48 in other current assets with the balance of $352 in deposits and other assets.

NOTE 4 - PROPERTY AND EQUIPMENT

  Details of property and equipment at March 31, 2000 and December 31, 1999 are as follows :

                                              2000           1999
Boat, barge and improvements. . . . .   $       5,322    $     5,322
Leasehold improvements. . . . . . . .              82             82
Gaming equipment. . . . . . . . . . .           3,023          3,023
Furniture, fixtures and equipment . .           1,838          1,837
                                               10,265         10,264
Less accumulated depreciation and
  amortization. .                               5,297          5,287
                                        $       4,968    $     4,977


NOTE 5 - LONG-TERM DEBT

  Long-term debt at March 31, 2000 and December 31, 1999 was comprised of the following:

                                         Interest
                                         Rate          2000         1999
Note payable to Bryanston Group,
  Inc. ("Bryanston"), an affiliate,
  with interest payable monthly and
  principal payments, commencing
  January 1, 2001, not to exceed
  $1,000 per annum, with any unpaid
  balance due at maturity in April
  2005.  Bryanston agreed to
  subordinate its rights to repayment
  of principal to amounts due to
  the holders of the preferred stock,
  series D (see Note 8). . . . .         8%   $     1,407     $    1,407

Mortgage note collateralized by
   the Company's gaming vessel
   (see Note 7) with interest payable
   monthly and principal due in January
   2001 . . . . .                        8%           650           650

Promissory note payable, due March
   2001. . . . . .                       6%           30
                                                   2,087          2,057
     Less current portion . . . . .                  680
                                             $     1,407      $   2,057


Aggregate future required principal payments are approximately as follows:

Years ending March 31:
       2001. . . . . . . . . . . . . . . . .   $        680
       2002. . . . . . . . . . . . . . . . .
       2003. . . . . . . . . . . . . . . . .
       2004. . . . . . . . . . . . . . . . .
       2005. . . . . . . . . . . . . . . . .          1,407
                                               $      2,087

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                            (in thousands)

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     At March 31, 2000 and December 31, 1999, accounts payable and accrued expenses were comprised of the following:


                                             2000           1999
     Due to Buyer. . . . . . . . . .      $    462    $      462
     Insurance . . . . . . . . . . .           190           202
     Accrued professional fees . . .           206           221
     Accrued interest. . . . . . . .            54            13
     Other . . . . . . . . . . . . .           295           283
                                          $  1,207    $    1,181


NOTE 7 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

     On July 8, 1999, the Company contributed its inactive vessel, Bayou Caddy's Jubilation Casino, to Casino Ventures,
L.L.C. ("Casino Ventures") (See Notes 3 and 4). At the time of the contribution, the vessel (including its gaming equipment, furniture and other items) had a net book value of $4,149.
In exchange, the Company received $150 in cash, a promissory note of $1,350 and a membership interest in Casino Ventures.
The promissory note accrues interest at an initial rate of 8.75% per annum, payable quarterly, with the principal balance due July 8, 2002. The initial interest rate of 8.75% is adjusted daily to prime plus one percent with a minimum rate of 8.75%. Upon repayment of the promissory note and certain other funding to the venture, the Company's membership interest in Casino Ventures decreases from its current percentage of 93% to 15%. A director of the Company is a partner in Casino Ventures and serves as its General Manager. The consolidated financial statements of the Company includes the accounts of Casino Ventures until such time as the Company's membership interest decreases to less than 50%. During the quarter ended March 31, 2000, the Company incurred $45 of start-up costs. As of March 31, 2000, the vessel has pledged as collateral to obtain funding of $650 towards the aforementioned costs of Casino Ventures (See Note 5). Pursuant to an amendment agreement effective April 18, 2000, the total maximum borrowings allowed to be collateralized by the vessel is $1,000.

     The Company, through its wholly-owned subsidiary Alpha Monticello, Inc. ("AMI"), is party to a General Memorandum of Understanding (the "Memorandum") with Catskill Development,
LLC ("CDL" and, collectively with AMI, the "Parties") dated
December 1, 1995, which, among other things, provides for the establishment of Mohawk Management, LLC ("MML"), a New
York limited liability company, for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the St Regis Mohawk Indian Tribe (the "Mohawk Tribe"). The Memorandum also sets forth the general terms for the funding and management obligations of CDL (25% owned by Bryanston) and AMI with regard to MML. In January 1996, MML was formed with each of CDL and AMI owning a 50% membership interest in MML. On July 31, 1996, MML entered into a Gaming
Facility Management Agreement with the Mohawk Tribe (the "Management Contract") for the management of a casino to be built on the current site of Monticello Raceway in Monticello, New York (the "Monticello Casino"). Among other things, the
Management Contract provides MML with the exclusive right to manage the Monticello Casino for seven (7) years from its opening and to receive certain fees for the provision of management and related services.

     By its terms, the Memorandum between CDL and AMI terminated on December 31, 1998, since all of the governmental approvals necessary for the construction and operation of the Monticello Casino were not obtained by MML. The Management Contract between MML and the Mohawk Tribe contains no such provision. Additionally, the Memorandum is silent as to the effect of such termination on the continued existence of MML, on the Parties' respective 50% membership therein or on the Management Contract. On December 28, 1998, AMI filed for arbitration, as prescribed by the Memorandum, to resolve any disputes by the Parties. As of September 15, 1999, AMI and CDL reached a tentative settlement, and the original memorandum

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                           (in thousands)


NOTE 7 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

or understanding is in the process of being revised. At the request of both Parties, the American Arbitration Association agreed to stay further proceedings in the arbitration until May 19, 2000, so that the Parties could finalize these arrangements. Upon the effectiveness of this proposed settlement, AMI would be entitled to receive 40% of MML's basic management fee income and
50% of the service fee income accruing to MML for professional
services rendered.   The net result of the proposed settlement
would entitle AMI to received approximately 45% of all management fee and service income derived from the underlying management contract.

     In a related transaction, Bryanston, subject to the receipt of all necessary governmental approvals by AMI, has agreed
to transfer to AMI five percentage points of its ownership interest in its real property holdings at Monticello Raceway. That holding includes the Raceway's building and equipment and approximately 200 acres of land. AMI is also to be granted the right to receive 25% of all development fees earned by CDL in the development of these holdings. Additionally, subject to approval by the New York State Racing and Wagering Board, Bryanston has
agreed to transfer its 25% ownership in the Raceway's
parimutuel operations to AMI.  Under the previous agreement AMI did not participate in either of these undertakings nor the
previously discussed development fee arrangement.    Included in
deposits and other assets as of March 31, 2000 and December
31, 1999, the Company capitalized $1,366 towards the design, architecture and other costs of the development plans for the proposed Monticello Casino.

     On April 6, 2000 in a letter to New York Governor George Pataki, the U.S. Department of the Interior and its Bureau of Indian Affairs (the "Department") forwarded its initial Two-Part Determination, findings wherein the Department determined that: 1) the Monticello Casino was in the best interests of the Mohawk Tribe; and 2) that there was local support for the project. The Department has requested the Governor's concurrence in their findings. Such concurrence is an integral step in establishing the trust lands on which the proposed casino would be developed.
On April 19, 2000,  MML received a letter from the National
Indian Gaming Commission asking for additional information and is continuing its review of the Management Contract.

     On April 22, 2000, the Company was made aware of a purported letter agreement between the Mohawk Tribe and Park
Place Entertainment ("PPE") which agreement (with two irrelevant exceptions) would purportedly give PPE the exclusive rights to develop and manage any casino development the Mohawk Tribe may have in the State of New York. The validity of the aforementioned purported agreement is not clear at this time.
The Company, MML and CDL, are reviewing all possible courses of action, including litigation.

     The Company is obligated under an employment contract with its Chairman and Chief Executive Officer ("CEO").
Under this agreement, the Company accrues deferred compensation of $250 per year. The agreement is automatically renewable for successive twelve-month periods, unless either party shall advise the other on ninety days written notice of his or its intention not to extend the term of the employment. In the event of termination of employment, the terminated CEO will be retained to provide consulting services for two years at $175 per annum.
As of March 31, 2000, deferred compensation payable to the Chairman and CEO was approximately $1,592. During 1999, the Company agreed to afford the Chairman and CEO the right to convert up to $2,000 of deferred compensation payable into up to 1,000 shares of the Company's common stock at a stock price of two dollars per share, the closing price on the agreement date. The Chairman and CEO's right to convert deferred compensation to the Company's common stock shall only be exercisable if he continues to defer his salary and he remains employed through and including January 14, 2001, or such later date as the Board of Directors may determine or in the event of his earlier termination of employment on account of his death or other disability, for the 90 days following such termination, conversion rights shall not be exercisable before January 14, 2001 or the earlier termination of his employment or account of his death or other disability. During the quarter ended March 31, 2000, the Company has recorded a noncash compensation income adjustment of $466 reflecting the decrease in the market price of the Company's common stock since December 31, 1999.

     On September 30, 1999, the Chairman and CEO agreed to defer all cash payments owing pursuant to his employment contract with the Company until January 1, 2001. This includes the $1,592 payable as of March 31, 2000, and future amounts accruing to the Chairman and CEO. This does not effect the Chairman and CEO's rights to convert up to $2,000 of deferred compensation payable into up to 1,000 shares of the Company's
common stock.   Additionally, a former officer of the

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                           (in thousands)

NOTE 7 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

Company also has agreed to defer all cash payments against a $266 liability owning pursuant to his previous employment contract with the Company until January 1, 2001.

     The Company has the option, through June 15, 2000, to exercise its right to enter into a Charter Agreement with the issuer of its $400 note receivable (see Note 3). If the Company does elect to enter into this agreement, the Company may apply the $400 note receivable towards the purchase of a gaming day cruise vessel.

     To comply with State requirements regarding the Company's
25% partnership interest in Greenville Casino Partners,
L.P., the Company has received a finding of suitability from the Mississippi Gaming Commission. The Company's finding of suitability has a term of two years and expiring in November 2001.

     In January 1996, the Company was named as a defendant in an action brought in the Circuit Court of Hinds County, Mississippi (Amos vs Alpha Gulf Coast, Inc.; Batiste vs Alpha
Gulf Coast, Inc.; Ducre vs Alpha Gulf Coast, Inc.; Johnston vs
Alpha Gulf Coast, Inc.; Rainey vs Alpha Gulf Coast, Inc.). Based on the theory of "liquor liability" for the service of alcohol to a customer, plaintiffs alleged that on January 16, 1995, a vehicle operated by Mr. Amos collided with a vehicle negligently operated by Mr. Rainey, an individual who was allegedly served alcoholic beverages by the Company. Plaintiffs alleged that they suffered personal injuries and seek compensatory damages aggregating $17.1 million and punitive damages aggregating $37.5 million. On March 1, 2000, mediation took place between the Company's insurance company and plaintiffs Amos, Batiste and Ducre with settlements being reached in all three cases for an aggregate amount of $110 of which $85 is covered by the Company's insurance. The remaining $25, representing the cost to the Company, is included in accounts payable and accrued expenses as of March 31, 2000. Although the Company's insurance company has initiated settlement discussions with Plaintiffs
Johnston and Rainey, neither case has been settled nor can there be any assurance that settlements can be reached. Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements. The Company believes that the remaining risk referred to in this paragraph is adequately covered by insurance.

     The Company is involved in a dispute with Greenville Casino Partners, L.P. ("Buyer") regarding an agreement dated
December 17, 1997, pursuant to which the Company sold the Bayou Caddy's Jubilee Casino and related hotel property to Buyer.
The Company claims Buyer is liable for certain liabilities. Buyer has counterclaimed that the Company breached some of its warranties, failed to continue operating the casino in the normal course of business through the date of sale and also failed to pay certain accounts payable. Management is vigorously pursuing the Company's own claims and is also contesting Buyer's claims.
An arbitration hearing was held in March 1999, at which time each side presented its final arguments. The Company is awaiting
the arbitrator's decision   The Company and its counsel believe,
based on information presently available, that the arbitrator will find that the total of the Company's claims exceed the total of Buyer's claims so that the net result will be in the Company's favor. However, in light of Buyer's uncertain financial condition, there can be no assurance that, in the event of a favorable award, any resultant monies due the Company would be collected.

     On March 2, 1998, the Company entered into a supervisory hotel management agreement with Buyer for a term of ten years, pursuant to which the Company is entitled to receive $100 per annum for management services, payable monthly. Commencing in the year ended December 31, 2000, the Company no longer accrues the management fees as the likelihood of collection is remote.

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

                ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                           (in thousands)


NOTE 8 - STOCKHOLDERS' EQUITY

     The changes in stockholders' equity during the three months ended March 31, 2000, included the net loss of $129 and the sale of 4 shares of its 7% convertible preferred stock, series D, for an aggregate price of $3,867, net of closing costs of $133. Additional changes were the exercise of options to purchase 260 shares of the Company's common stock at an average exercise price of $1.08 per share and the issuance of 30 shares of the Company's common stock as satisfaction of certain accounts payable and accrued expenses of $50.

     The preferred stock, series D, is convertible into shares of the Company's commons stock at a conversion price of the lesser of $6 per share or a price based upon the prevailing market price of the Company's common stock, and accrues dividends at a rate of 7% per annum. In the event the preferred stock is not converted into shares of the Company's stock by February 8, 2005, there will be a mandatory redemption at that time, payable in shares of the Company's common stock at the same aforementioned conversion price. The dividends are payable in arrears on the earlier of the date of conversion of a share of preferred stock, series D, or the date of redemption. At the Company's option, the dividends are payable in the form of cash or shares of the Company's common stock. The maximum aggregate total of shares of the Company's common stock issuable relative to the conversions and payments of dividends is 3,300 shares. In the event such limitation prevents the conversion of any preferred stock, series D, the divided rate will increase to 15% per annum to be payable in cash in arrears, semi-annually on June 30 and December 31. The preferred stock, series D, contains no voting rights prior to its conversion to common stock.

     The Company's cumulative preferred stock, series B, has
voting rights of eight votes per preferred share, is convertible into eight shares of common stock for each share of preferred stock and carries a dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event the dividend is not paid at the end of the Company's fiscal year (December 31), the dividend will be payable in shares of the
Company's common stock.   As of May 5, 2000, dividends in arrears
on the cumulative preferred stock, series B, amounted to 1,943 shares with respect to 1998, 451 shares with respect to 1999 and 774 with respect to 2000. The holders of the preferred stock, series B, have agreed to a deferral of the issuance of the shares of common stock with respect to the dividend payable for 1998 and 1999.

     The Company's preferred stock series C, has voting rights of twenty-four votes per preferred share, is convertible into twenty-four shares of common stock for each share of preferred stock and carries a dividend of $5.65 per share. In addition, the terms of the preferred shares include a provision allowing the Company the option of calling the preferred shares based upon the occurrence of certain capital events that realize a profit in excess of $5,000. In the event the dividend is not paid by the end of the Company's fiscal year, the dividend will be payable in shares of the Company's common stock. As of May 5, 2000, dividends in arrears on the cumulative preferred stock, series C, amounted to 255 shares with respect to 1998, 111 shares with respect to 1999 and 191 with respect to 2000. The sole holder of the preferred stock, series C, has agreed to a deferral of the issuance of the shares of common stock with respect to the dividend payable for 1998 and 1999.

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

Alpha Gulf

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

     General and administrative expenses of $33 and $97, respectively, for the three months ended March 31, 2000 and 1999, consisted of payroll and related expenses of approximately $17 and $28, respectively, occupancy costs of approximately $7 and $14, respectively, a general corporate overhead allocation of $0 and $44, respectively, and other operating expenses of $7 and $11, respectively.

      Included in the consideration received in exchange for the sale of the Bayou Caddy's Jubilee Casino, Alpha Gulf received a 25% partnership interest in Buyer, whose primary
assets include: the Las Vegas Casino, the Bayou Caddy's Jubilee Casino, the Key West Inn and the Greenville Inn and Suites.
The complement of the currently operating gaming devices is 25 table games and 800 slots which represents 54.4% of the devices in the Greenville market.  The two hotels offer 56 rooms and
41 rooms and suites, respectively. Since the acquisition of substantially all of the assets of Alpha Gulf and Greenville Hotel, management has been advised that Buyer has incurred significant operating losses resulting in a substantial working capital
deficiency and partners' deficiency.   Buyer decided to close
the Las Vegas Casino in October 1998 in an effort to decrease expenses and improve the operating performance of the Bayou Caddy's Jubilee Casino. However, management has been advised that, despite such action, Buyer continues to incur operating losses. More recently, management has been advised that Buyer plans to reopen the Las Vegas Casino if sufficient capital can be raised to allow both of its boats to be operated contiguously under one gaming license. It is management's understanding that Buyer believes that the contiguous operation of the two casinos will yield increased market share and operating cash flows. Additionally, management has been advised that Buyer is pursuing other capital sources and seeking to modify its debt service requirements in a manner intended to provide additional working capital. However, there can be no assurance that Buyer will be able to attract the necessary capital, modify its debt service requirements or otherwise fund the cost of mooring and operating these boats in a contiguous manner. In light of these developments and in accordance with its policy on impairment of long-lived assets, the Company adjusted the carrying value of its remaining 25% partnership interest in Buyer to zero during the fourth quarter of 1998.

Jubilation Lakeshore (exclusive of Casino Ventures - See "Future
Operations"):

     The Company acquired the Cotton Club of Greenville, Inc. (d/b/a Cotton Club Casino) on October 26, 1995. The Cotton
Club Casino operations in Greenville were terminated on October
30, 1995. After its relocation to Lakeshore, the Cotton Club, renamed the Jubilation Casino, reopened for business on December 21, 1995, and has been closed since August 1996. In August
1998, the Company relocated the casino vessel to Mobile, Alabama, where it was moored at a terminal. On July 8, 1999, the Company contributed the idle gaming vessel to Casino Ventures in exchange for $150 cash, a promissory note of $1,350 plus a membership interest in Casino Ventures. Upon repayment of the promissory note and other funding to the venture, the Company's membership interest in Casino Ventures decreases from its current percentage of 93% to 15%. The consolidated financial statements of the Company include the amounts of Casino Ventures until such time as the Company's membership interest decreases to less that 50%. See "Future Operations" for a discussion of Casino Ventures' operating plan for the vessel.

               ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (dollars in thousands)

Results of Operations (CONTINUED)

Jubilation Lakeshore (exclusive of Casino Ventures - See "Future
Operations"): (CONTINUED)

     The continuing costs incurred during the three months ended
March 31, 2000, for administration, insurance, compensation, vessel mooring and relocation were $8 compared to $62 for the same period in 1999. Interest expense for the three months ended March 31, 2000 and 1999 amounted to $28 and $42, respectively, which related to a note payable to Bryanston.

Other:

     In connection with the sale of the hotel on March 2, 1998, the Company entered into a supervisory management agreement with Buyer for a term of ten (10) years whereby the Company will be entitled to receive $100 per annum for management services. Commencing in the year ended December 31, 2000, the Company no longer accrues the management fees as the likelihood of collection is remote.

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

     Except to the extent the Company may pursue any New
Opportunity, as a result of the sale of Bayou Caddy's Jubilee
Casino, the Company has been, since March 1998, effectively transformed to serve as a holding company and a vehicle to effect acquisitions, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination ("Business Combination") with an operating business ("Acquired Business").
To the extent the Company's financial and other resources are not devoted to, or reserved for, the development of any New Opportunities, the business objective of the Company will be to effect a Business Combination with an Acquired Business that the Company believes has significant growth potential. The Company intends to seek to utilize available cash, equity, debt or a combination thereof in effecting a Business Combination.
While the Company may, under certain circumstances, explore possible Business Combinations with more than one prospective
Acquired Business, in all likelihood, until other financing provides additional funds, or its stature as an operating company matures, the Company may be able to effect only a single Business Combination in accordance with its business objective, although there can be no assurance that any such transaction will be effected.

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS (dollars in thousands)(CONTINUED)

Future Operations: (CONTINUED)

Casino Development:

     The Company, through its wholly-owned subsidiary Alpha Monticello, is party to a General Memorandum of Understanding (the "Memorandum") with Catskill Development, LLC ("CDL" and, collectively with Alpha Monticello, the "Parties") dated December 1, 1995, which, among other things, provides for the establishment of Mohawk Management, LLC ("MML"), a New York limited liability company, for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the St Regis Mohawk Indian Tribe (the "Mohawk
Tribe"). The Memorandum also sets forth the general terms for the respective funding and management obligations of CDL (25% owned by Bryanston) and Alpha Monticello with regard to MML. In January 1996, MML was formed with each of CDL and Alpha Monticello owning a 50% membership interest. On July 31,
1996, MML entered into a Gaming Facility Management Agreement with the Mohawk Tribe (the "Management Contract") for the management of a proposed casino to be built on the current site of Monticello Raceway in Monticello, New York (the "Monticello Casino"). Among other things, the Management Contract provides MML with the exclusive right to manage the Monticello Casino for seven (7) years from its opening and to receive certain fees for the provision of management and related services.

     By its terms, the Memorandum terminated on December 31, 1998, since all of the governmental approvals necessary for the construction and operation of the Monticello Casino were not obtained by MML. As of the date hereof, all such approvals have not been obtained. The Management Contract between MML and the Mohawk Tribe contains no such termination provision. Additionally, the Memorandum is silent as to the effect of such termination on the continued existence of MML, on the Parties' respective 50% membership interests therein or on the Management Contract. On December 28, 1998, Alpha
Monticello filed for arbitration, as prescribed by the Memorandum, to resolve certain disputes between the Parties. As of September 15, 1999, Alpha Monticello and CDL reached a tentative settlement, and the original Memorandum is in the process of being revised. At the request of both Parties, the American Arbitration Association agreed to stay further proceedings in the arbitration until May 19, 2000, so that the Parties could finalize these arrangements. Upon the effectiveness of this proposed settlement, Alpha Monticello would be entitled to receive 40% of MML's basic management fee income and 50% of the service fee income accruing to MML for professional services rendered.
The net result of the proposed settlement would entitle Alpha
Monticello to received approximately 45% of all management fee and service fee income derived from the underlying management contract.

     In a related transaction, Bryanston has agreed, subject to the receipt of all necessary governmental approvals by Alpha Monticello, to transfer to Alpha Monticello 5 percentage points of its ownership interest in its real property holdings at the Monticello Raceway. That holding includes the Raceway's building and equipment and approximately 200 acres of land. Alpha
Monticello would also granted the right to 25% of all development fees earned by CDL in the development of these holdings. Additionally, subject to approval by the New York State Racing and Wagering Board, Bryanston has agreed to transfer its 25% ownership in the Raceway's parimutuel operations to Alpha Monticello. Under the previous arrangement, Alpha Monticello did not have any ownership stake in either of these assets nor participate in the previously discussed development fee arrangement. For the three months ended March 31, 2000 and 1999, the Company incurred casino development costs of $64 and $57, respectively, which related to a general overhead allocation.
As of March 31, 2000 and December 31, 1999, the Company had capitalized $1,366 towards the design, architecture and other costs of development plans for the Monticello Casino.

     On April 6, 2000 in a letter to New York  Governor George
Pataki, the U.S. Department of the Interior and its Bureau of Indian Affairs (the "Department") forwarded its initial
Two-Part Determination, findings wherein the Department determined that: 1) the Monticello Casino was in the best interests of the Mohawk Tribe and 2) that there was local support for the project. The Department has requested the Governor's concurrence in their findings. Such concurrence is an integral step in establishing the trust lands on which the Monticello Casino would be developed. On April 19, 2000, MML received a letter from the National Indian Gaming Commission asking for additional information and is continuing its review of the Management Contract.

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (dollars in thousands)(CONTINUED)


Future Operations (CONTINUED)

Casino Development: (CONTINUED)

     On April 22, 2000, the Company was made aware of a purported letter agreement between the Mohawk Tribe and Park Place Entertainment ("PPE") which agreement (with two irrelevant exceptions) would purportedly give PPE the exclusive rights to develop and manage any casino the Mohawk Tribe may have in the State of New York. The validity of the aforementioned purported agreement is not clear at this time.
The Company, MML and CDL, are reviewing all possible courses of action, including litigation.

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

     The Company was advised earlier this year that legislation had been introduced in the Florida legislature that could dramatically alter the current law allowing the "cruise-to-nowhere" industry. However, on April 28 , 2000, the Company received notification that the State Senator who introduced the bill into the senate has pulled the bill from committee and it will not be brought to the floor for a vote. Among the Company's plans for obtaining a vessel for its permanent berth at the Haulover Marina, is an option the Company has, through June 15, 2000, to exercise its right to enter into a Charter Agreement with the issuer of its $400 note receivable. If the Company does elect to enter into this agreement, the Company may apply the $400 note receivable towards the purchase of the gaming day cruise vessel.
The projected start time frame for the cruise-to- nowhere is early Fall.

     On February 8, 2000, the Company completed a private placement of preferred stock for an aggregate amount of approximately $3,867, net of approximately $133 of closing costs, the proceeds of which were anticipated to be used primarily for start-up costs related to this project and the charter of the vessel or other gaming related undertakings.

     Development costs of approximately $95 and $28 were incurred with respect to this project during the three months ended March 31, 2000 and 1999, respectively, which represent a general corporate overhead allocation.

Casino Ventures:

     On July 8, 1999, the Company, through its subsidiary, Jubilation Lakeshore (see "Results of Operation - Jubilation Lakeshore"), entered into an agreement with Casino Ventures, pursuant to which the Company contributed its inactive gaming vessel, the Jubilation Casino, to Casino Ventures in exchange for $150 in cash, a promissory note of $1,350, plus a membership interest in Casino Ventures. Upon repayment of the promissory note and other funding to the venture, the Company's membership interest in Casino Ventures will decrease from its current percentage of 93% to 15%. The consolidated financial statements of the Company include the accounts of Casino
Ventures until such time as the Company's membership interest decreases to less than 50%.

     The Jubilation Casino has been relocated to Mhoon Landing in Tunica, Mississippi ("Tunica") where it is anticipated to be refurbished and operated as a gaming vessel. During the three months ended March 31, 2000, the Company incurred $45 of start-up costs related to insurance, vessel repairs and
miscellaneous administrative costs.    Casino Ventures'
interest expense for the three months ended March 31, 2000, not eliminated in consolidation, amounted to $13. This was substantially attributable to a $650 mortgage note payable secured by the vessel. Pursuant to an amendment agreement effective April 18, 2000, the total maximum borrowings allowed to be collateralized by the vessel is $1,000.

      The Company expects Casino Ventures to commence operations in Tunica in 2000. The Company is not required to make any further capital contributions to Casino Ventures.

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (dollars in thousands)(CONTINUED)

Future Operations (CONTINUED)

Liquidity and Capital Resources

     For the three months ended March 31, 2000, the Company had net cash used in operating activities of $551. The uses were the result of a net loss of $129 plus depreciation of $10, an adjustment to noncash compensation of $466 and a net decrease in working capital of $34. The decrease in working capital consisted primarily of a net decrease in other current assets of $44, an increase in accounts payable and other accrued expenses of $26 and an increase in payroll and related liabilities of $52.

     Cash used in investing activities of $380 consisted of $1 of payments for property and equipment, a $400 increase in deposits and other assets related to a promissory note and a $19 of other decreases in deposits and other assets.

     Cash provided by financing activities of $4,033 was attributable to $3,867 of proceeds from the issuance of preferred stock, $136 of proceeds from the exercise of options to purchase the Company's common stock and $30 of proceeds from long-term debt.

     The proceeds from the issuance of preferred stock is anticipated to be utilized primarily in connection with the Haulover
Beach Park and Marina transaction or other gaming related business opportunities. In the event additional financing is required, there can be no assurances such financing will be obtained by the Company.

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

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                      PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

  Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 on file with the Securities and Exchange Commission.

  There have been no other material developments to any existing legal proceeding during the current quarterly period.


ITEM 2. CHANGES IN SECURITIES

  On February 8, 2000, the Company privately sold 4,000 shares of its 7% convertible series D preferred stock. The preferred stock, Series D, is convertible into shares of the Company's common stock at a conversion price of the lesser of $6 per share or a price based upon the prevailing market price of the Company's common stock , and accrues dividends at a rate of 7% per annum. In the event the preferred stock is not converted into shares of the Company's common stock by February 8, 2005, there will be a mandatory redemption at that time, payable in shares of the Company's common stock at the same aforementioned conversion price. The dividends are payable in arrears on the earlier of the date of conversion of a share of preferred stock, series D, or the date of redemption. At the Company's option, the dividends are payable in the form of cash or shares of the Company's common stock. The maximum aggregate total of shares of the Company's common stock issuable relative to the conversions and payment of dividends is 3,300,000 shares. In the event such limitation prevents the conversion of any preferred stock, series
D, the dividend rate will increase to 15% per annum to be payable in cash in arrears, semi-annually on June 30 and December
31. The preferred stock, series D, contains no voting rights prior to its conversion into common stock.


ITEM 6.  EXHIBITS AND REPORTS ON 8-K

  Report filed February 15, 2000 . . . .    Item 5 - Other Events
  Report filed April 28, 2000. . . . . .    Item 5 - Other Events

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


                              SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: May 10, 2000                      /s/ STANLEY S. TOLLMAN
                                          Stanley S. Tollman
                                          Chairman and CEO




Dated: May 10, 2000                      /s/ ROBERT STEENHUISEN
                                          Robert Steenhuisen
                                          Chief Accounting Officer