Form 10-Q
period 2000-06-30
ALPHA HOSPITALITY CORP
filed 2000-08-09
CIK 906780

U. S. SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C.  20549

                FORM 10-Q


XQuarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000


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

                Yes    X              No


 APPLICABLE ONLY TO CORPORATE ISSUERS

                State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 9, 2000.


                Common Stock, $0.01 par value: 20,207,422 shares

   ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 INDEX


PART I            FINANCIAL INFORMATION                            PAGE NO.

Item 1.   Financial Statements (Unaudited)

                Consolidated Balance Sheets as of
                June 30, 2000 and  December 31, 1999                1

                Consolidated Statements of Operations
                for the Six Months Ended June 30, 2000
                and 1999                                            2

                Consolidated Statements of Operations
                for the Three Months Ended June 30, 2000
                and 1999                                            3

                Consolidated Statements of Cash Flows
                for the Six Months Ended June 30, 2000
                and 1999                                          4-5

                Notes to Consolidated Financial Statements        6-11

Item 2.    Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                        12-16




PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                      17

                 Signatures                                        18


All items that are not applicable or to which the answer is negative have been omitted from this report.


                       ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                     (in thousands, except per share data)


                                        June 30,            December 31,
                                          2000                 1999
                                     ASSETS
CURRENT ASSETS:
    Cash, including restricted cash
    of  $373 in 1999                  $       3,120     $    1,464
    Other current assets                         52             98
       Total current assets                   3,172          1,562

PROPERTY AND EQUIPMENT, net                   4,958          4,977

DEPOSITS AND OTHER ASSETS                     2,568          1,589
                                       $     10,698     $    8,128


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Long-term debt, current maturity   $       680     $
    Accounts payable and accrued expenses      761           1,181
    Accrued payroll and related liabilities  1,963              53
       Total current liabilities             3,404           1,234

LONG-TERM DEBT, less current maturity        1,407           2,057

OTHER LIABILITIES                              280           2,076

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 75,000
    shares authorized, 17,814 and
    16,803 issued and outstanding in 2000
    and 1999, respectively                     178            168
    Preferred stock, 5,000 shares authorized:
       Series B, $.01 par value, 821 issued
       and outstanding                           8              8
       Series C, $.01 par value, 135 issued
       and outstanding                           1              1
       Series D, $.01 par value, 3 issued
       and outstanding
       Common stock payable                  6,194             50
    Capital in excess of par value          79,792         78,527
    Accumulated deficit                    (80,566)       (75,993)
       Total stockholders' equity            5,607          2,761
                                      $     10,698     $    8,128






          See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (in thousands, except  for per share data)


                                           Six Months Ended
                                                June 30,
                                            2000           1999
REVENUES:
         Other                         $       55    $       52

COSTS AND EXPENSES:
         Adjustment to noncash
           compensation . .                (2,786)
         General and administrative .  .      855           819
         Depreciation and amortization.        21            22
         Development and start-up costs. .    334           493
            Total costs and expenses. .    (1,576)        1,334

INCOME (LOSS) FROM OPERATIONS .             1,631        (1,282)

OTHER INCOME (EXPENSE):
         Interest income. . . .                72            40
         Interest expense . . .               (82)          (81)
                  . . . . . . .               (10)          (41)
NET INCOME (LOSS)                 . . .     1,621        (1,323)

DIVIDENDS ON PREFERRED STOCK. .             6,194

NET LOSS APPLICABLE TO COMMON SHARES. . $  (4,573)    $  (1,323)

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                           17,117        16,753

NET LOSS PER COMMON SHARE, BASIC AND
     DILUTED                      . .   $    (.27)    $    (.08)




          See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (in thousands, except  for per share data)


                                           Three Months Ended
                                                June 30,
                                          2000              1999
REVENUES:
         Other                   .     $        52     $       27

COSTS AND EXPENSES:              .
         Adjustment to noncash
           compensation .                  (2,320)
         Selling, general and
           administrative.                    435             491
         Depreciation and amortization.        11              11
         Development and start-up costs.      174              36
            Total costs and expenses. .    (1,700)            838

INCOME (LOSS) FROM OPERATIONS .             1,752            (811)

OTHER INCOME (EXPENSE):
         Interest income. . . .                39              22
         Interest expense . . .               (41)            (39)
                  . . . . . . .                (2)            (17)

NET INCOME (LOSS)                 . . .     1,750            (828)

DIVIDENDS ON PREFERRED STOCK. .             6,194

NET LOSS APPLICABLE TO COMMON SHARES. . $  (4,444)    $      (828)

WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING                 . . .    17,287          16,788

NET LOSS PER COMMON SHARE, BASIC AND
       DILUTED                       . .$   (.26)     $      (.05)




          See accompanying notes to consolidated financial statements

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                           Six Months Ended
                                               June 30,
                                           2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss). . . . . .            $ 1,621      $  (1,323)
   Adjustments to reconcile net
     income (loss) to net
     cash used in operating activities:
       Depreciation and amortization .          21             22
       Noncash compensation adjustment      (2,786)
       Changes in operating assets
         and liabilities:
         Decrease in other current assets       46             52
         Increase (decrease) in accounts
           payable and accrued expenses. . .  (418)           346
         Increase  in accrued payroll
           and related liabilities. . . . .    114              8

NET CASH USED IN OPERATING ACTIVITIES.      (1,402)          (895)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for property and equipment         (2)
   (Increase) decrease in deposits
      and other assets .                     (979)             11

NET CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES . . . . . . . .              (981)             11

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of preferred
      stock . .                             3,867
   Proceeds from exercise of stock
      options . . .                           142
   Proceeds from long-term debt                30
   Payments on long-term debt .                              (107)

NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES                   . . .      4,039            (107)

NET INCREASE (DECREASE) IN CASH             1,656            (991)

CASH, beginning of period . . .             1,464           3,837

CASH, end of period . . . . . .         $   3,120   $       2,846





          See accompanying notes to consolidated financial statements

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                Six Months Ended
                                                     June 30,
                                              2000            1999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
     Cash paid for interest during
       the period .                        $      10     $      36

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:
    Loans receivable related to stock
    issued in connection with the
    exercise of stock options . .          $     145     $




          See accompanying notes to consolidated financial statements

   ALPHA HOSPITALITY CORPORATION AND
             SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Unaudited)
            (in thousands)


NOTE 1 - NATURE OF BUSINESS

    Alpha Hospitality Corporation (the "Company"), incorporated in Delaware on March 19, 1993, was engaged in the ownership and operation of a gaming vessel and constructed an adjacent hotel in Greenville, Mississippi. On March 2, 1998, the Company sold substantially all of these assets to Greenville Casino Partners, L.P. ("Buyer") for approximately $40.2 million including a 25% limited partnership interest in the Buyer. Presently the Company has nominal revenues and is pursuing additional gaming-related and other opportunities.


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

                   ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)
                                   (in thousands)


NOTE 3 - PROPERTY AND EQUIPMENT

Details of property and equipment at June 30, 2000 and December 31, 1999 are as follows :

                                        2000           1999
   Boat, barge and improvements       $  5,322     $    5,322
   Leasehold improvements                   82             82
   Gaming equipment                      3,023          3,023
   Furniture, fixtures and equipment     1,839          1,837
                                        10,266         10,264
   Less accumulated depreciation
     and amortization                    5,308          5,287
                                      $  4,958     $    4,977


NOTE 4 - LONG-TERM DEBT

Long-term debt at June 30, 2000 and December 31, 1999 was comprised of the following:

                                      Interest
                                         Rate      2000        1999
 Note payable to Bryanston Group,
     Inc. ("Bryanston"),an affiliate,
     with interest payable monthly and
     principal payments, commencing
     January 1, 2001, not to exceed
     $1,000 per annum, with any unpaid
     balance due at maturity in April
     2005.  Bryanston has agreed,
     subject to certain terms and
     conditions to subordinate its
     rights to repayment of principal
     and to payment of cash dividends
     to the prior payment of amounts
     due to the holders of the preferred
     stock, series D (see Notes 7and 8) . .     8%   $    1,407  $   1,407

Mortgage note collateralized by the
     Company's inactive vessel (see
     Note 6) with interest payable
     monthly and principal due in
     January 2001.                              8%         650        650

    Promissory note payable, due March 2001.    6%          30
        . . . . . . . . . . . . . .                      2,087      2,057
    Less current portion. . . . . .                        680
        . . . . . . . . . . . . . .                   $  1,407  $   2,057

Aggregate future required principal payments are approximately as follows:
            Years ending June 30:
              2001 . . . . . . . . . . . . . . . . .  $  680
              2002 . . . . . . . . . . . . . . . . .
              2003 . . . . . . . . . . . . . . . . .
              2004 . . . . . . . . . . . . . . . . .
              2005 . . . . . . . . . . . . . . . . .    1,407
                                                      $ 2,087

                   ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
                                    (in thousands)

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At June 30, 2000 and December 31, 1999, accounts payable and accrued expenses were comprised of the following:


                                         2000            1999
            Due to Buyer               $               $   462
            Insurance                     175              202
            Accrued professional fees     210              221
            Accrued interest               86               13
            Other                         290              283
                                       $  761          $  1,181


NOTE 6 - COMMITMENTS, CONTINGENCIES AND RELATED
PARTY TRANSACTIONS

            On July 8, 1999, the Company contributed its inactive vessel, Bayou Caddy's Jubilation Casino, to Casino Ventures, L.L.C. ("Casino Ventures") (See Note 4). At the time of the contribution, the vessel (including its gaming equipment, furniture and other items) had a net book value of $4,149. In exchange, the Company received $150 in cash, a promissory note of $1,350 and a membership interest in Casino Ventures. The promissory note accrues interest at an initial rate of 8.75% per annum, payable quarterly, with the principal balance due July 8, 2002. Upon repayment of the promissory note and certain other funding to the venture, the Company's membership interest in Casino Ventures decreases from its current percentage of 93% to 15%. A director of the Company is a partner in Casino Ventures and serves as its General Manager. The consolidated financial statements of the Company includes the accounts of Casino Ventures until such time as the Company's membership interest decreases to less than 50%. During the six months ended June 30, 2000, the Company incurred $45 of start-up costs. As of June 30, 2000, the vessel has been pledged as collateral to obtain funding of $650 towards the aforementioned costs of Casino Ventures (See Note 4). Pursuant to an amendment agreement effective April 18, 2000, the total maximum borrowings allowed to be collateralized by the vessel is $1,000.

            The Company, through its wholly-owned
subsidiary Alpha Monticello, Inc. ("AMI"), was party to a General Memorandum of Understanding (the "Memorandum") with Catskill Development, LLC ("CDL" and, collectively with AMI, the "Parties") dated December 1, 1995, which, among other things, provided for the establishment of Mohawk Management, LLC ("MML"), a New York limited liability company, for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the St Regis
Mohawk Indian Tribe (the "Mohawk Tribe"). The Memorandum also set forth the general terms for the funding and management obligations of CDL (25% owned by Bryanston) and AMI with regard to MML. In
January 1996, MML was formed with each of CDL and AMI owning a 50% membership interest in MML. On July 31, 1996, MML entered into a Gaming Facility Management Agreement with the Mohawk Tribe
(the "Management Contract") for the management of a casino to be built on the current site of Monticello Raceway in Monticello, New York (the "Monticello Casino"). Among other things, the Management Contract provided MML with the exclusive right to manage the Monticello
Casino for seven (7) years from its opening and to receive certain fees for the provision of management and related services.

            By its terms, the Memorandum between CDL and AMI terminated on December 31, 1998, since all of the governmental approvals necessary for the construction and operation of the Monticello Casino were not obtained by MML. The Management Contract between MML and the Mohawk Tribe contained no such provision.
Additionally, the Memorandum was silent as to the effect such termination would have on the continued existence of MML, on the Parties' respective 50% membership interests therein or on the Management Contract. On December 28, 1998, AMI filed for arbitration, as prescribed by the Memorandum, to resolve any dispute by the Parties.

    ALPHA HOSPITALITY CORPORATION AND
SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Unaudited)
            (in thousands)

NOTE 6 - COMMITMENTS, CONTINGENCIES AND RELATED
PARTY TRANSACTIONS (CONTINUED)

            The Parties reached a tentative settlement of their dispute, and at the request of both Parties, the American Arbitration Association agreed to stay further proceedings in the arbitration until August 18, 2000, so that the Parties could finalize such settlement. In July 2000, the Parties completed a final settlement agreement whereby Alpha's wholly-owned subsidiary will be entitled to receive 40% of any basic management fee income and 75% of any service fee income accruing for the operation of the casino. The net result of the settlement will entitle Alpha's subsidiary to receive approximately 47% of all management fee and service income derived from the underlying management contract. The original agreement contemplated an arrangement specific to the Mohawk Tribe whereby the settlement agreement covers all prospective federally recognized Native American Nations.

            As part of and in conjunction with such settlement, AMI was granted five percentage points of Bryanston's ownership interest in real property holdings at Monticello Raceway. That holding includes the Raceway's building and equipment and approximately 200 acres of land. AMI is also to be granted the right to receive 25% of all net development fees earned by CDL in the development of these holdings. Additionally, subject to approval by the New York State
Racing and Wagering Board, Bryanston has agreed to transfer its 25% ownership in the Raceway's parimutuel operations to AMI. Under the previous agreement, AMI did not participate in any of these sources of revenue nor the previously discussed development fee arrangement.
Included in deposits and other assets as of June 30, 2000 and December
31, 1999, the Company capitalized $1,366 towards the design, architecture and other costs of the development plans for the proposed Monticello Casino.

            On April 6, 2000, in a letter to New York
Governor George Pataki, the U.S. Department of the Interior and its Bureau of Indian Affairs (the "Department") forwarded its initial Two-Part Determination, findings wherein the Department determined that:
1) the Monticello Casino was in the best interests of the Mohawk Tribe; and 2) that there was local support for the project. The Department has requested the Governor's concurrence in their findings. Such concurrence is an integral step in establishing the trust lands on which the proposed casino would be developed. On April 19, 2000, MML received a letter from the National Indian Gaming Commission asking for additional information.

            On April 22, 2000, the Company was made aware of a purported letter agreement between the Mohawk Tribe and Park Place Entertainment ("PPE"), which agreement (with two irrelevant exceptions) would purportedly give PPE the exclusive rights to develop and manage any casino development the Mohawk Tribe may have in the State of New York. The validity of the aforementioned purported agreement is not clear at this time. The Company, MML and CDL, are reviewing all possible courses of action, including litigation.

            The Company is obligated under an employment contract with its Chairman and Chief Executive Officer ("CEO").
Under this agreement, the Company accrues deferred compensation of $250 per year. The agreement is automatically renewable for successive twelve-month periods, unless either party shall advise the other on ninety days written notice of his or its intention not to extend the term of the employment. In the event of termination of employment, the terminated CEO will be retained to provide consulting services for two years at $175 per annum. As of June 30, 2000, deferred compensation payable to the Chairman and CEO was approximately $1,654. During
1999, the Company agreed to afford the Chairman and CEO the right to convert up to $2,000 of deferred compensation payable into up to 1,000 shares of the Company's common stock at a stock price of two dollars per share, the closing price on the agreement date. The Chairman and CEO's right to convert deferred compensation to the Company's common stock shall only be exercisable if he continues to defer his salary and he remains employed through and including January 14, 2001, or such later date as the Board of Directors may determine, provided that, in the event of his earlier termination of employment on account of his death or other disability, such right to concert shall be excercisable for the 90 days following such termination, conversion rights shall not be exercisable before January 14, 2001 or the earlier termination of his employment on account of his death or other disability. During the six months ended June 30, 2000, the Company has recorded a noncash compensation income adjustment of $2,786 reflecting the decrease in the market price of the Company's common stock since December 31, 1999.

            On September 30, 1999, the Chairman and CEO agreed to defer all cash payments owing pursuant to his employment contract with the Company until January 1, 2001. This includes the approximately $1,654 payable as of June 30, 2000, and future amounts accruing to the Chairman and CEO. This does not effect the Chairman and CEO's rights to convert up to $2,000 of deferred compensation payable into up to 1,000 shares of the Company's common stock.

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

            On March 29, 2000, the Company advanced $400
in exchange for a promissory note in the same amount and an option to enter into a Charter Agreement. On June 15, 2000, the Company exercised its right to enter into a Charter Agreement with the issuer of the promissory note, and applied the $400 note towards the interior construction of a gaming day cruise vessel (the "vessel"). The Charter Agreement requires an additional $850 to be paid towards the interior construction of the vessel and monthly payments over a three-year
period commencing upon the completion of the construction.   The
monthly payments are $41 during the first year and $47 during years two and three, with an additional surcharge for each month of the three-year period amounting to one dollar per each passenger during each previous month. At the completion of the three-year period, the Company has the option to purchase the vessel at a cost of $4,500, towards which all previous construction payments would be applied. Included in deposits and other assets at June 30, 2000 are $979 (including the $400 applied from the promissory note) of payments related to the interior construction of the vessel and related improvements.

            To comply with State requirements regarding the Company's 25% partnership interest in Greenville Casino Partners, L.P., the Company has received a finding of suitability from the Mississippi Gaming Commission. The Company's finding of suitability has a term of two years and expiring in November 2001.

            In January 1996, the Company was named as a defendant in an action brought in the Circuit Court of Hinds County, Mississippi (Amos vs Alpha Gulf Coast, Inc.; Batiste vs Alpha Gulf
Coast, Inc.; Ducre vs Alpha Gulf Coast, Inc.; Johnston vs Alpha Gulf Coast, Inc.; Rainey vs Alpha Gulf Coast, Inc.). Based on the theory of "liquor liability" for the service of alcohol to a customer, plaintiffs alleged that on January 16, 1995, a vehicle operated by Mr. Amos collided with a vehicle negligently operated by Mr. Rainey, an individual who was allegedly served alcoholic beverages by the Company. Plaintiffs alleged that they suffered personal injuries and seek compensatory damages aggregating $17.1 million and punitive damages aggregating $37.5 million. On March 1, 2000, mediation took place between the Company's insurance company and plaintiffs Amos, Batiste and Ducre with settlements being reached in all three cases for an aggregate amount of $110 of which $85 is covered by the Company's insurance. The remaining $25, representing the cost to the Company, is included in accounts payable and accrued expenses as of June 30, 2000. Although the Company's insurance company has initiated settlement discussions with Plaintiffs Johnston and Rainey, neither case has been settled nor can there be any assurance that settlements can be reached. Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements. The Company believes that the remaining risk referred to in this paragraph is adequately covered by insurance.

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

   ALPHA HOSPITALITY CORPORATION AND
             SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Unaudited)
 (in thousands, except per share data)


NOTE 7 - STOCKHOLDERS' EQUITY

            The changes in stockholders' equity during the six months ended June 30, 2000, included net income of $1,621 and the sale of 4 shares of its 7% convertible preferred stock, series D, for an aggregate price of $3,867, net of closing costs of $133. During the six months ended June 30, 2000, 1.25 shares of the preferred stock, Series
D, were converted into 718 shares of the Company's common stock. Additional changes were the exercise of options to purchase 131 shares of the Company's common stock at an average exercise price of $1.09 per share; a $2,786 reduction of capital in excess of par value reflecting the noncash compensation income adjustment (see Note 6); the declaration of dividends on cumluative preferred stock, series B (see below) and the issuance of 30 shares of the Company's common stock in satisfaction of certain accounts payable and accrued expenses of $50.

            The preferred stock, series D, (see Note 8) is convertible into shares of the Company's common stock at a conversion price of the lesser of $6 per share or a price based upon the prevailing market price of the Company's common stock, and accrues dividends at a rate of 7% per annum. In the event the preferred stock is not converted into shares of the Company's stock by February 8, 2005, there will be a mandatory redemption at that time, payable in shares of the Company's common stock at the same aforementioned conversion price. The dividends are payable in arrears on the earlier of the date of conversion of a share of preferred stock, series D, or the date of redemption. At the Company's option, the dividends are payable in the form of cash or shares of the Company's common stock. The maximum aggregate total of shares of the Company's common stock issuable relative to the conversions and payments of dividends is 3,300 shares.
In the event such limitation prevents the conversion of any preferred stock, series D, the dividend rate will increase to 15% per annum to be payable in cash in arrears, semi-annually on June 30 and December 31.
The preferred stock, series D, contains no voting rights prior to its conversion to common stock.

            The Company's cumulative preferred stock, series
B, has voting rights of eight votes per preferred share, is convertible into eight shares of common stock for each share of preferred stock and carries a dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event the dividend is not paid at the end of the Company's fiscal year (December 31), the dividend will be payable
in shares of the Company's common stock.   On May 12, 2000, the
Company declared dividends on the cumulative preferred stock, series
B, for the 1999 and 1998 fiscal years amounting to 450 and 1,943, respectively, of shares of the Company's common stock. These shares were issued in July 2000. As of August 10, 2000, dividends in arrears on the cumulative preferred stock, series B, amounted to $1,548 with respect to 2000.

            The Company's preferred stock series C, has
voting rights of twenty-four votes per preferred share, is convertible into twenty-four shares of common stock for each share of preferred stock and carries a dividend of $5.65 per share. In addition, the terms of the preferred shares include a provision allowing the Company the option of calling the preferred shares based upon the occurrence of
certain capital events that  realize a profit in excess of $5,000.   As of
August 10, 2000, dividends accruing on the cumulative preferred stock, series C, amounted to $382 for 1998, $763 with respect to 1999 and $382 with respect to 2000.

NOTE 8 - SUBSEQUENT EVENT

            On July 31, 2000, the Company received $1,250 in a first tranche of a prospective $2,000 loan pursuant to an agreement entered into with the holder of the Company's preferred stock, Series D, (see Note 7). The remaining $750, subject to certain events, is scheduled to be received in one additional draw on August 31, 2000. Simultaneous with the closing of the first tranche, the lender also received 125 warrants exercisable at a price of $2.40 per share, which expire in July 2003. An additional 75 warrants will be issued upon completion of the remaining funding contemplated in the second tranche. The loan accrues interest at a rate of 4% and Bryanston has agreed, subject to certain terms and conditions, to subordinate its entitlement to receive payment on the preferred stock, series B and C, owned by it on the Company indebtedness owed to it to the prior payment of such loan, as well as payments due with respect to the preferred stock, series D (see Note 4).

   ALPHA HOSPITALITY CORPORATION AND
             SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS (dollars in thousands)

            The following discussion of the historical consolidated financial condition and results of the operations of the Company should be read in conjunction with the Consolidated Financial Statements and the Notes to such consolidated financial statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements, which involves risks and uncertainties primarily relative to the speculative nature of the Company's proposed casino development projects and the potential future acquisitions of new business operations, including those that have not yet been identified. The Company's actual results may differ significantly from the results discussed in these forward-looking statements.

Results of Operations

Alpha Gulf

            In 1998, the Company sold substantially all of the assets of Alpha Gulf and Greenville Hotel to Greenville Casino Partners, L.P. ("Buyer"). In exchange for such assets, the Company received, among other consideration, a 25% limited partnership interest in Buyer. However, shortly after the sale, the Company was advised by Buyer that Buyer had incurred significant operating losses resulting in substantial working capital and partners' deficiencies. Despite attempted remedial actions, Buyer continued to incur losses. In light of these developments, the Company adjusted the carrying value of its limited partnership interest in Buyer to zero during the fourth quarter of 1998. While the Company has been advised the Buyer is pursuing other capital sources, seeking to modify its debt service requirements and continuing its operations, there can be no assurance that the Company will ever realize any benefit from its 25% limited partnership interest.

            The continuing general and administrative expenses of $59 and $145 for the six months ended June 30, 2000 and 1999, respectively, consisted of payroll and related expenses of approximately $34 and $57, respectively, occupancy costs of approximately $14and $18, respectively, a general corporate overhead allocation of $0 and $44, respectively, and other operating expenses of $11 and $26, respectively.

Jubilation Lakeshore:

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

            The continuing costs (exclusive of Casino Ventures
- See "Future Operations") incurred during the six months ended June 30, 2000, for administration, insurance, compensation, vessel mooring and relocation were $16 compared to $145 for the same period in 1999. Interest expense for the six months ended June 30, 2000 and 1999 amounted to $56 and $81, respectively, which related to a note payable to Bryanston.

   ALPHA HOSPITALITY CORPORATION AND
             SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS (dollars in thousands)

Results of Operations (CONTINUED)

Other:

            In connection with the sale of the hotel on March
2, 1998, the Company entered into a supervisory management agreement with Buyer for a term of ten (10) years whereby the Company will be entitled to receive $100 per annum for management services. During the six months ended June 30, 2000 the Company recorded management fees of $50.

            During the six months ended June 30, 2000, the Company recorded a noncash compensation income adjustment of $2,786. (see Note 6)

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

            Except to the extent the Company may pursue any New Opportunity, as a result of the sale of Bayou Caddy's Jubilee Casino, the Company has been, since March 1998, effectively transformed to serve as a holding company and a vehicle to effect acquisitions, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination ( "Business Combination") with an operating business ( "Acquired Business"). To the extent the Company's financial and other resources are not devoted to, or reserved for, the development of any New Opportunities, the business objective of the Company will be to effect a Business Combination with an Acquired Business that the Company believes has significant growth potential. The Company intends to seek to utilize available cash, equity, debt or a combination thereof in effecting a Business Combination. While the Company may, under certain circumstances, explore possible Business Combinations with more than one prospective Acquired Business, in all likelihood, until other financing provides additional funds, or its stature as an operating company matures, the Company may be able to effect only a single Business Combination in accordance with its business objective, although there can be no assurance that any such transaction will be effected.

Casino Development:

            The Company, through its wholly-owned
subsidiary Alpha Monticello, Inc. ("AMI"), was party to a General Memorandum of Understanding (the "Memorandum") with Catskill Development, LLC ("CDL" and, collectively with AMI, the "Parties") dated December 1, 1995, which, among other things, provided for the establishment of Mohawk Management, LLC ("MML"), a New York limited liability company, for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the St Regis
Mohawk Indian Tribe (the "Mohawk Tribe"). The Memorandum also set forth the general terms for the funding and management obligations of CDL (25% owned by Bryanston) and AMI with regard to MML. In
January 1996, MML was formed with each of CDL and AMI owning a 50% membership interest in MML. On July 31, 1996, MML entered into a Gaming Facility Management Agreement with the Mohawk Tribe
(the "Management Contract") for the management of a casino to be built on the current site of Monticello Raceway in Monticello, New York (the "Monticello Casino"). Among other things, the Management Contract provided MML with the exclusive right to manage the Monticello
Casino for seven (7) years from its opening and to receive certain fees for the provision of management and related services.

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

                 OPERATIONS (dollars in
thousands)(CONTINUED)

Future Operations: (CONTINUED)

Casino Development:

Contract between MML and the Mohawk Tribe contained no such provision. Additionally, the Memorandum was silent as to the effect such termination would have on the continued existence of MML, on the Parties' respective 50% membership interests therein or on the Management Contract. On December 28, 1998, AMI filed for arbitration, as prescribed by the Memorandum, to resolve any dispute by the Parties.

            The Parties reached a tentative settlement of their dispute, and at the request of both Parties, the American Arbitration Association agreed to stay further proceedings in the arbitration until August 18, 2000, so that the Parties could finalize such settlement. In July 2000, the Parties completed a final settlement agreement whereby Alpha's wholly-owned subsidiary will be entitled to receive 40% of any basic management fee income and 75% of any service fee income accruing for the operation of the casino. The net result of the settlement will entitle Alpha's subsidiary to receive approximately 47% of all management fee and service income derived from the underlying management contract. The original agreement contemplated an arrangement specific to the Mohawk Tribe whereby the settlement agreement covers all prospective federally recognized Native American Nations.

            As part of and in conjunction with such settlement, AMI was granted five percentage points of Bryanston's ownership interest in real property holdings at Monticello Raceway. That holding includes the Raceway's building and equipment and approximately 200 acres of land. AMI is also to be granted the right to receive 25% of all net development fees earned by CDL in the development of these holdings. Additionally, subject to approval by the New York State
Racing and Wagering Board, Bryanston has agreed to transfer its 25% ownership in the Raceway's parimutuel operations to AMI. Under the previous agreement, AMI did not participate in any of these sources of revenue nor the previously discussed development fee arrangement.
Included in deposits and other assets as of June 30, 2000 and December
31, 1999, the Company capitalized $1,366 towards the design, architecture and other costs of the development plans for the proposed Monticello Casino.

            On April 6, 2000, in a letter to New York
Governor George Pataki, the U.S. Department of the Interior and its Bureau of Indian Affairs (the "Department") forwarded its initial Two-Part Determination, findings wherein the Department determined that:
1) the Monticello Casino was in the best interests of the Mohawk Tribe; and 2) that there was local support for the project. The Department has requested the Governor's concurrence in their findings. Such concurrence is an integral step in establishing the trust lands on which the proposed casino would be developed. On April 19, 2000, MML received a letter from the National Indian Gaming Commission asking for additional information.

            On April 22, 2000, the Company was made aware of a purported letter agreement between the Mohawk Tribe and Park Place Entertainment ("PPE"), which agreement (with two irrelevant exceptions) would purportedly give PPE the exclusive rights to develop and manage any casino development the Mohawk Tribe may have in the State of New York. The validity of the aforementioned purported agreement is not clear at this time. The Company, MML and CDL, are reviewing all possible courses of action, including litigation.

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

            Among the Company's plans for obtaining a vessel for its permanent berth at the Haulover Marina, was an option the Company had to exercise its right to enter into a Charter Agreement with the issuer of a $400 note. On June 15, 2000, the

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)(CONTINUED)

Future Operations (CONTINUED)

Casino Development: (CONTINUED)

Company exercised its right and entered into a Charter Agreement with the issuer of the promissory note and has applied the $400 note towards the interior construction of the vessel.

            The Charter Agreement requires an additional
$850 to be paid towards the interior construction of the vessel and monthly payments over a three-year period commencing upon the
completion of the construction.   The monthly payments are $41 during
the first year and $47 during years two and three, with an additional surcharge for each month of the three-year period amounting to one dollar per each passenger during each previous month. At the completion of the three-year period, the Company has the option to purchase the vessel at a cost of $4,500, towards which all previous construction payments would be applied. Interior design and construction has started on the vessel and the projected opening for the cruise-to-nowhere is Fall 2000. Included in deposits and other assets at June 30, 2000 are $979 (including the $400 applied from the promissory note) of payments related to the construction of the vessel and related improvements.

            On February 8, 2000, the Company completed a private placement of preferred stock for an aggregate amount of approximately $3,867, net of approximately $133 of closing costs, the proceeds of which were anticipated to be used primarily for start-up costs related to this project and the charter of the vessel or other gaming related undertakings.

            Development costs of approximately $116 and $84 were incurred with respect to this project during the six months ended June 30, 2000 and 1999, respectively, which represent a general corporate overhead allocation.

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

            The Jubilation Casino has been relocated to
Mhoon Landing in Tunica, Mississippi ("Tunica") where it is anticipated to be refurbished and operated as a gaming vessel. During the six months ended June 30, 2000, the Company incurred $45 of start-up costs related to insurance, vessel repairs and miscellaneous
administrative costs.    Casino Ventures' interest expense for the six
months ended June 30, 2000, not eliminated in consolidation, amounted to $26. This was substantially attributable to a $650 mortgage note payable secured by the vessel. Pursuant to an amendment agreement effective April 18, 2000, the total maximum borrowings allowed to be collateralized by the vessel is $1,000.

             The Company expects Casino Ventures to
commence operations in Tunica in 2001. The Company is not required to make any further capital contributions to Casino Ventures.

    ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)(CONTINUED)

Future Operations (CONTINUED)

Liquidity and Capital Resources

            For the six months ended June 30, 2000, the Company had net cash used in operating activities of $1,402. The uses were the result of net income of $1,621 plus depreciation of $21, less an adjustment to noncash compensation of $2,786 and a net increase in working capital of $258. The increase in working capital consisted primarily of a net decrease in other current assets of $46, a decrease in accounts payable and other accrued expenses of $418 and an increase in payroll and related liabilities of $114.

            Cash used in investing activities of $981 consisted of $2 of payments for property and equipment and $979 of payments related to the cruise to nowhere project.

            Cash provided by financing activities of $4,039 was attributable to $3,867 of net proceeds from the issuance of preferred stock, $142 of proceeds from the exercise of options to purchase the Company's common stock and $30 of proceeds from long-term debt.

            The $3,867 of proceeds from the issuance of preferred stock in February 2000, the loan of $1,250 received on July 31, 2000 and the additional loan of $750, subject to certain events, scheduled to be received on August 31, 2000 are anticipated to be utilized primarily in connection with the Haulover Beach Park and Marina transaction or other gaming related business opportunities. In the event additional financing is required, there can be no assurances such financing will be obtained by the Company.

            The Company believes, although there can be no assurance, that existing cash and anticipated cash from future borrowings and operations will be sufficient to satisfy on-going operations, liquidity and capital requirements for the next twelve months. In the event additional financing is required, there can be no assurances such financing will be obtained by the Company.

            Although the Company is subject to continuing litigation, the ultimate outcome of which cannot presently be determined, Management believes that any additional liabilities that may result from pending litigation in excess of insurance coverage will not be in an amount that will materially increase the liabilities of the Company as presented in the attached consolidated financial statements.

                   ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

       PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 on file with the Securities and Exchange Commission.

         Except as disclosed above, there have been no other material developments to any existing legal proceeding during the current quarterly period.

    ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


               SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: August 9, 2000      /s/ STANLEY S. TOLLMAN
                               Stanley S. Tollman
                               Chairman and CEO




Dated: August 9, 2000      /s/ ROBERT STEENHUISEN
                               Robert Steenhuisen
                               Chief Accounting Officer