Form 10-Q
period 2000-09-30
ALPHA HOSPITALITY CORP
filed 2000-11-13
CIK 906780

U. S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q


X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000




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


                            (212) 750-3500
                      (Issuer=s telephone number)

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

   Yes    X        No


                 APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 10, 2000.


   Common Stock, $0.01 par value: 20,548,875 shares

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                                 INDEX




PART I                 FINANCIAL INFORMATION           PAGE NO.

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets as of September 30, 2000 and
            December 31, 1999                                           1

          Consolidated Statements of Operations for the Nine months
            Ended September 30, 2000 and 1999                           2

          Consolidated Statements of Operations for the Three Months
            Ended September 30, 2000 and 1999                           3

          Consolidated Statements of Cash Flows for the Nine months
            Ended September 30, 2000 and 1999                           4-5

          Notes to Consolidated Financial Statements                    6-12

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   13-17


PART II                  OTHER INFORMATION

Item 1.   Legal Proceedings                                             18

          Signatures                                                    19


All items that are not applicable or to which the answer is negative have been omitted from this report.

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
                (in thousands, except per share data)



                                         September 30,   December 31,
                                              2000          1999

                                ASSETS
CURRENT ASSETS:
  Cash, including restricted cash of
     $373 in 1999                             $  2,466     $  1,464
  Other current assets                             472           98
     Total current assets                        2,938        1,562

PROPERTY AND EQUIPMENT, net                      4,949        4,977

DEPOSITS AND OTHER ASSETS                        4,031        1,589
                                           $    11,918     $  8,128


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Long-term debt, current maturity          $     680     $      --
  Accounts payable and accrued expenses           806         1,181
  Accrued payroll and related liabilities       2,007            53
     Total current liabilities                  3,493         1,234

LONG-TERM DEBT, less current maturity           2,455         2,057

OTHER LIABILITIES                                 736         2,076

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 75,000
     shares authorized, 20,087 and
     16,803 issued and outstanding in
     2000 and 1999, respectively                  201          168
  Preferred stock, 5,000 shares authorized:
     Series B, $.01 par value, 821 issued
     and outstanding                                8            8
     Series C, $.01 par value, 135 issued
     and outstanding                                1            1
     Series D, $.01 par value, 3 issued
     and outstanding
     Common stock payable                                       50
  Capital in excess of par value               85,710       78,527
  Accumulated deficit                         (80,686)     (75,993)
     Total stockholders' equity                 5,234        2,761
                                           $   11,918    $   8,128






     See accompanying notes to consolidated financial statements

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)
              (in thousands, except  for per share data)


                                                     Nine Months Ended
                                                        September 30,
                                                    2000        1999
REVENUES:
  Other                                         $     187     $    54

COSTS AND EXPENSES:
  Adjustment to noncash compensation               (3,251)
  General and administrative                        1,206       1,262
  Depreciation and amortization                        33          33
  Development and start-up costs                      699         747
     Total costs and expenses                      (1,313)      2,042

INCOME (LOSS) FROM OPERATIONS                       1,500      (1,988)

OTHER INCOME (EXPENSE):
  Interest income                                     144          84
  Interest expense                                   (143)       (125)
                                                        1         (41)

NET INCOME (LOSS)                                   1,501       (2,029)

DIVIDENDS ON PREFERRED STOCK                        6,194

NET LOSS APPLICABLE TO COMMON SHARES            $  (4,693)   $  (2,029)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         18,154       16,759

NET LOSS PER COMMON SHARE, BASIC AND DILUTED    $    (.26)   $    (.12)




     See accompanying notes to consolidated financial statements

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)
              (in thousands, except  for per share data)


                                             Three Months Ended
                                               September 30,
                                              2000        1999
REVENUES:
  Other                                     $   132     $    25

COSTS AND EXPENSES:
  Adjustment to noncash compensation           (465)
  General and administrative                    351         443
  Depreciation and amortization                  12          11
  Development and start-up costs                365         254
     Total costs and expenses                   263         708

LOSS FROM OPERATIONS                           (131)       (683)

OTHER INCOME (EXPENSE):
  Interest income                                72          21
  Interest expense                              (61)        (44)
                                                 11         (23)

NET LOSS                                   $   (120)   $   (706)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    20,207      16,790

NET LOSS PER COMMON SHARE, BASIC AND
  DILUTED                                  $   (.01)   $   (.04)







     See accompanying notes to consolidated financial statements

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                            (in thousands)


                                                      Nine months Ended
                                                         September 30,
                                                      2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $  1,501  $   (2,029)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
       Interest amortized on loan discount               12
       Depreciation and amortization                     33          33
       Noncash compensation adjustment               (3,251)
       Changes in operating assets and
         liabilities:
          Increase (decrease) in other
            current assets                             (374)         22
          Increase (decrease) in accounts
            payable and accrued expenses               (373)        247
          Increase  in accrued payroll and
            related liabilities                         158          93

NET CASH USED IN OPERATING ACTIVITIES                (2,294)     (1,634)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property and equipment                    (2)       (432)
  (Increase) decrease in deposits and other
     assets                                          (1,930)         11

NET CASH USED IN INVESTING ACTIVITIES                (1,932)       (421)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of preferred stock           3,867
  Proceeds from exercise of warrants and stock
    options                                             143          60
  Net proceeds from long-term debt                    1,218         650
  Payments on long-term debt                                       (626)

NET CASH PROVIDED BY FINANCING ACTIVITIES             5,228          84

NET INCREASE (DECREASE) IN CASH                       1,002      (1,971)

CASH, beginning of period                             1,464       3,837

CASH, end of period                               $   2,466   $   1,866





     See accompanying notes to consolidated financial statements

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                            (in thousands)



                                                         Nine months Ended
                                                          September  30,
                                                       2000           1999

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest during the period           $     10   $     125

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Loans receivable related to stock issued in
    connection with the exercise of stock options     $    145   $      --

  Increase in other liabilities related to an
    investment in real property holding which
    the Company received from an  affiliate           $    456   $      --

  Issuance of stock warrants with debt                $    213   $      --

  Issuance of options to purchase 30 shares of
    the Company's common stock as satisfaction
    of accounts payable and accrued expenses          $     --   $      50




     See accompanying notes to consolidated financial statements

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                            (in thousands)


NOTE 1 - NATURE OF BUSINESS

  Alpha Hospitality Corporation (the ACompany@), incorporated in Delaware on March 19, 1993, was engaged in the ownership and operation of a gaming vessel and constructed an adjacent hotel in Greenville, Mississippi. On March 2, 1998, the Company sold substantially all of these assets to Greenville Casino Partners, L.P. (ABuyer@) for approximately $40.2 million, including a 25% limited partnership interest in the Buyer. Presently, the Company has only nominal revenues, but is pursuing additional gaming-related and other opportunities. During the fourth quarter of 2000, the Company anticipates the launching of its gaming day cruise vessel operations out of Miami-Dade County=s Haulover Beach Park and Marina adjacent to Bal Harbour, Florida.


NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

  Financial Statements - The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles. All adjustments that are of a normal and recurring nature and, in the opinion of management, necessary for a fair presentation have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1999, included in the Company=s 1999 Form 10-K.

  Operations and Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  Investments - The Company=s 25% partnership interest in Buyer is being accounted for under the equity method of accounting. The Company=s 5% investment in real property holdings at Monticello Raceway is being accounted for under the cost method of accounting.

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

  Impairment of Long-lived Assets- The Company periodically reviews the carrying value of certain of its long-lived assets in relation to historical results, as well as management=s best estimate of future trends, events and overall business climate. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would then estimate the future cash flows (undiscounted and without interest charges). If such future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.

  Reclassifications - Certain amounts have been reclassified in 1999 to conform to the 2000 presentation.

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                            (in thousands)

NOTE 3 - PROPERTY AND EQUIPMENT

  Details  of  property  and  equipment at   September  30,  2000  and
December 31, 1999 were as follows :

                                                 2000       1999
     Boat, barge and improvements            $  5,322   $  5,322
     Leasehold improvements                        82         82
     Gaming equipment                           3,023      3,023
     Furniture, fixtures and equipment          1,839      1,837
                                               10,266     10,264
     Less accumulated depreciation and
      amortization                              5,317      5,287
                                             $  4,949   $  4,977


NOTE 4 - LONG-TERM DEBT

  Long-term debt at September 30, 2000 and December 31, 1999 was comprised of the following:


                                   Interest
                                    Rate            2000       1999
     Loan payable (a)                  4%           1,048

     Note payable to Bryanston
       Group, Inc. ("Bryanston"),
       an affiliate,  with interest
       payable monthly and principal
       payments, commencing January
       1, 2001, not to exceed $1,000
       per annum, with any unpaid
       balance due at maturity in
       April 2005.  Bryanston has
       agreed, subject to certain
       terms and conditions,
       to subordinate its rights to
       repayment of principal and
       to payment of cash dividends
       to the prior payment of
       amounts due to the holders of
       the preferred stock,
       series  D (see Notes 7 and 8)       8%    $  1,407     $  1,407

    Mortgage note collateralized by
      the Company's inactive vessel
      (see Note 6) with interest payable
      monthly   and  principal  due  in
      January  2001                        8%         650          650

    Promissory note payable, due March
      2001                                 6%          30
                                                    3,135        2,057
     Less current portion                             680
                                                 $  2,455     $  2,057

(a) On July 31, 2000, the Company received a $1,250 loan from a third party, which is also the holder of the Company's preferred stock, series D (see Note
7). Simultaneous with the closing of that loan, the lender also received 125 warrants exercisable at a price of $2.40 per share, which expire in July
2003. The loan accrues interest at a rate of 4% per annum, and Bryanston has agreed, subject to certain terms and conditions, to subordinate its entitlement to receive cash dividends in lieu of payment on preferred stock, series B and C, owned by it and on the Company indebtedness owed to it to the prior payment of such loan, as well as payments due with respect to the preferred stock, series D.

Relative to the $1,250 principal amount of the loan and warrants issued, the Company has allocated approximately $213 as the estimated value of the warrants issued with the loan. This amount is being amortized as additional interest expense and an increase to notes payable over the life of the loan using the effective interest method until such loan is repaid or the warrants are converted to common stock. At September 30, 2000, approximately $12 has been amortized and the remaining balance of approximately $201 at September
30, 2000 is reflected as a reduction of the loan payable.

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                            (in thousands)


NOTE 4 - LONG-TERM DEBT (CONTINUED)

Aggregate future required principal payments are approximately as follows:

     Years ending September 30:
       2001                                   $ 680
       2002                                      --
       2003                                   1,250
       2004                                      --
       2005                                   1,407
                                        $     3,337


NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       At September 30, 2000 and December 31, 1999, accounts payable and accrued expenses were comprised of the following:



                                                2000                  1999
     Due to Buyer                             $   --                $  462
     Insurance                                   169                   202
     Accrued professional fees                   200                   221
     Accrued interest                            134                    13
     Other                                       303                   283
                                              $  806                $1,181


NOTE 6 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

     On  July  8,  1999, the Company contributed its inactive  vessel,
Bayou  Caddy's Jubilation Casino (the "Jubilation Casino"), to  Casino
Ventures,   L.L.C.  ("Casino  Ventures").   At   the   time   of   the
contribution,  the  vessel (including its gaming equipment,  furniture and  other  items) had a net book value of $4,149.  In  exchange,  the
Company  received  $150 in cash, a promissory note  of  $1,350  and  a membership  interest in Casino Ventures.  The promissory note  accrues interest  at  an  initial rate of 8.75% per annum, payable  quarterly, with  the principal balance due July 8, 2002.  Upon repayment  of  the promissory  note  and  certain  other  funding  to  the  venture,  the
Company=s  membership interest in Casino Ventures decreases  from  its current  percentage of 93% to 15%.  A director of  the  Company  is  a
partner  in  Casino Ventures and serves as its General  Manager.   The
consolidated financial statements of the Company includes the accounts of  Casino  Ventures  until  such time  as  the  Company's  membership interest  decreases to less than 50%.  During the  nine  months  ended
September 30, 2000, the Company incurred $53 of start-up costs related to  the venture. As of September 30, 2000, the vessel has been pledged as  collateral  to  obtain funding of $650 towards the  aforementioned costs  of  Casino  Ventures (See Note 4).  Pursuant  to  an  amendment agreement  effective  April  18, 2000, the  total  maximum  borrowings allowed to be collateralized by the vessel is $1,000.

     The   Company,   through   its  wholly-owned   subsidiary   Alpha
Monticello,  Inc.  ("AMI"),  was party  to  a  General  Memorandum  of
Understanding (the "Memorandum") with Catskill Development, LLC ("CDL"
and,  collectively  with AMI, the "Parties") dated December  1,  1995, which,  among other things, provided for the establishment  of  Mohawk
Management, LLC ("MML"), a New York limited liability company, for the purpose  of entering into an agreement to manage a proposed casino  on land  to  be  owned by the St Regis Mohawk Indian Tribe  (the  AMohawk
Tribe@).   The  Memorandum also set forth the general  terms  for  the funding and management obligations of CDL (25% owned by Bryanston) and
AMI with regard to MML.  In January 1996, MML was formed with each  of
CDL  and  AMI  owning a 50% membership interest in MML.  On  July  31,
1996, MML



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

      In July 2000, the Parties completed a final settlement agreement whereby  Alpha's wholly-owned subsidiary will be entitled  to  receive
40%  of  any  basic management fee income and 75% of any  service  fee income  accruing  for  the  operation of any  Native  American  casino facility development at the Monticello Raceway.  The net result of the settlement entitles Alpha's subsidiary to receive approximately 47% of all  management  fee  and service income derived from  the  underlying
management   contract.    The  original  agreement   contemplated   an
arrangement  specific  to  the  Mohawk Tribe  whereby  the  settlement agreement covers all prospective federally recognized Native  American
Nations.

     As  part of and in conjunction with such settlement, AMI acquired five  percentage  points  of Bryanston's ownership  interest  in  real property  holding  at  Monticello Raceway  for  $456  plus  additional consideration if the asset is liquidated.  That holding  includes  the
Raceway's building and equipment and approximately 200 acres of  land.
Bryanston  has  agreed to defer payments of this liability  until  the earlier of the liquidation of the asset or January 2002.  The $456  is included  in  other assets and other liabilities on  the  consolidated
balance sheet as of September 30, 2000.   Additionally,  Bryanston has
agreed  to  transfer  its  25% ownership in the  Raceway's  parimutuel
operations  to  AMI.   Under  the  previous  agreement,  AMI  did  not
participate in any of these sources of revenue.  For the quarter ended
September  30,  2000, the Company's share of the Raceway's  parimutuel operations amounted to $77.  Included in deposits and other assets  as of  September 30, 2000 and December 31, 1999, the Company  capitalized
$1,975 and $1,366, respectively,  towards the design, architecture and other  costs  of  the  development plans for the  proposed  Monticello
Casino.

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

     On  April  22,  2000, the Company was made aware of  a  purported letter agreement between the Mohawk Tribe and Park Place Entertainment
("PPE"),  which  agreement  (with  two  irrelevant  exceptions)  would purportedly  give PPE the exclusive rights to develop and  manage  any casino development the Mohawk Tribe may have in the State of New York.
The validity of the aforementioned purported agreement is not clear at
this  time.   The  Company,  MML and CDL are  reviewing  all  possible
courses of action, including litigation.

     The  Company is obligated under an employment contract  with  its
Chairman  and Chief Executive Officer ("CEO").  Under this  agreement,
the  Company  accrues deferred compensation of  $250  per  year.   The
agreement  is  automatically  renewable  for  successive  twelve-month periods,  unless either party shall advise the other  on  ninety  days written notice of his or its intention not to extend the term  of  the employment.  In the event of termination of employment, the terminated
CEO will be retained to


            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                            (in thousands)

NOTE 6 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS
(CONTINUED)

provide  consulting services for two years at $175 per annum.   As  of
September  30,  2000, deferred compensation payable to  the   CEO  was
approximately $1,716  During  1999, the Company agreed to  afford  the
CEO the right to convert up to $2,000 of deferred compensation payable into up to 1,000 shares of the Company's common stock at a stock price of  two  dollars  per share, the closing price on the agreement  date.
The  CEO's  right  to convert deferred compensation to  the  Company's common  stock shall only be exercisable if he continues to  defer  his salary and he remains employed through and including January 14, 2001, or  such  later date as the Board of Directors may determine, provided that, in the event of his earlier termination of employment on account of  his  death  or  other disability, such right to convert  shall  be excercisable  for the 90 days following such termination.  During  the nine  months  ended  September 30, 2000, the Company  has  recorded  a noncash  compensation  income  adjustment  of  $3,251  reflecting  the decrease  since December 31, 1999 in the market price of the Company's common  stock  issuable upon the exercise of such  conversion  rights.
The  noncash  compensation income adjustment has been  capped  to  the extent of expense previously recognized in the year ended December 31,
1999.

     The CEO has agreed to defer all cash payments owing pursuant   to
his  employment contract with the Company until January 1, 2001.  This includes  the approximately $1,716 payable as of September  30,  2000, and  future  amounts accruing to the CEO.  This does  not  effect  the
CEO's  rights to convert up to $2,000 of deferred compensation payable into up to 1,000 shares of the Company's common stock.

     Additionally, a former officer of the Company also has agreed to defer all cash payments against a $266 liability owning pursuant to his previous employment contract with the Company.

     On  March 29, 2000, the Company advanced $400 in exchange  for  a promissory  note  in the same amount and an option  to  enter  into  a
Charter Agreement.  On June 15, 2000, the Company exercised its  right to  enter  into a Charter Agreement with the issuer of the  promissory note, and applied the $400 note towards the interior construction of a
gaming  day  cruise  vessel  (the "vessel").   The  Charter  Agreement
requires   an  additional  $850  to  be  paid  towards  the   interior
construction  of  the vessel and monthly payments  over  a  three-year
period  commencing  upon  the completion of  the  construction.    The
monthly  payments are $41 during the first year and $47  during  years two  and  three, with an additional surcharge for each  month  of  the three-year  period amounting to one dollar per each  passenger  during each previous month.  At the completion of the three-year period,  the
Company  has  the option to purchase the vessel at a cost  of  $4,500, towards  which  all previous construction payments would  be  applied.
Included in deposits and other assets at September 30, 2000 are $1,321
(including  the  $400 applied from the promissory  note)  of  payments related  to  the  interior  construction of  the  vessel  and  related improvements.  On September 7, 2000, the Company entered into a  three year agreement for the rental of certain furniture and equipment to be used relative to the gaming day cruise vessel.  Rental payments, which commence  upon delivery, installation and acceptance of the equipment, will approximate $34 per month.

     To  comply  with State requirements regarding the  Company's  25%
partnership interest in Greenville Casino Partners, L.P., the  Company has  received  a  finding of suitability from the  Mississippi  Gaming
Commission.   The Company's finding of suitability has a term  of  two
years and expires in November 2001.

     In January 1996, the Company was named as a defendant in an action brought in the Circuit Court of Hinds County, Mississippi (Amos vs Alpha Gulf Coast, Inc.; Batiste vs Alpha Gulf Coast, Inc.; Ducre vs
Alpha Gulf Coast, Inc.; Johnston vs Alpha Gulf Coast, Inc.; Rainey  vs
Alpha Gulf Coast, Inc.). Based on the theory of "liquor liability" for the service of alcohol to a customer, plaintiffs alleged that on January 16, 1995, a vehicle operated by Mr. Amos collided with a vehicle negligently operated by Mr. Rainey, an individual who was allegedly served alcoholic beverages by the Company. Plaintiffs alleged that they suffered personal injuries and seek compensatory damages aggregating $17.1 million and punitive damages aggregating
$37.5 million. On March 1, 2000, mediation took place between the Company's insurance company and plaintiffs Amos, Batiste and Ducre, with settlements being reached in all three cases for an aggregate amount of $110 of which $85 is covered by the Company's insurance.
The remaining $25, representing the cost to the Company, is included in accounts payable and accrued expenses as of September 30, 2000.
Although the Company's insurance company has initiated settlement discussions with Plaintiffs Johnston and Rainey, neither case has been settled nor can there be any assurance that settlements can be reached. Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying



           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                 (in thousands, except per share data)

NOTE  6  -  COMMITMENTS, CONTINGENCIES AND RELATED PARTY  TRANSACTIONS
(CONTINUED)

consolidated financial statements. The Company believes that the remaining risk referred to in this paragraph is adequately covered by insurance.

     The  Company  was  involved in a dispute with  Greenville  Casino
Partners,  L.P.  ("Buyer") regarding an agreement dated  December  17,
1997.   In  September 2000, an arbitrator awarded the  Company  a  net amount of $136 in satisfaction of all claims and counterclaims of  the dispute,  which  has  not  been accrued, due  to  the  uncertainty  of collection.

     On March 2, 1998, the Company entered into a supervisory hotel management agreement with Buyer for a term of ten years, pursuant to which the Company is entitled to receive $100 per annum for management services, payable monthly. Commencing in the quarter ended September
30, 2000, the Company no longer accrues the management fees as the likelihood of collection is remote.

     The Company is a party to various other legal actions that have arisen in the normal course of business. In the opinion of the Company=s management, the resolution of these other matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

NOTE 7 - STOCKHOLDERS' EQUITY

     The  changes in stockholders= equity during the nine months ended
September  30, 2000, included net income of $1,501 and the sale  of  4 shares  of  its  7%  convertible preferred stock,  series  D,  for  an aggregate  price of $3,867, net of closing costs of $133.  During  the nine  months  ended September 30, 2000, 1.25 shares of  the  preferred stock,  Series  D,  were converted into 718 shares  of  the  Company's
common stock.   Additional changes to stockholders' equity during  the
nine  months ended September 30, 2000 were the exercise of options  to purchase  131  shares  of the Company's common  stock  at  an  average exercise  price of $1.09 per share; a $3,251 reduction of  capital  in excess  of  par  value  reflecting  the  noncash  compensation  income adjustment (see Note 6); the issuance of 2,393 shares of the Company's common  stock  in  connection with dividends  declared  on  cumulative preferred stock, series B (see below);  and the issuance of 30  shares of  the  Company's  common stock in satisfaction of  certain  accounts payable  and  accrued expenses of $50; a $456 increase in  capital  in excess  of  par  value  related to Bryanston's  contribution  of  real property (see Note 6) and a $213 increase in capital in excess of  par value  to record the estimated value of 125 warrants issued with  debt payable to the holder of preferred stock, Series D.

     The  preferred stock, series D, is convertible into shares of the
Company's common stock at a conversion price of the lesser of  $6  per share  or  a  price  based upon the prevailing  market  price  of  the
Company's  common stock, and accrues dividends at a  rate  of  7%  per
annum.   In the event the preferred stock is not converted into shares of  the Company's stock by February 8, 2005, there will be a mandatory redemption  at  that time, payable in shares of the  Company's  common stock at the same aforementioned conversion price.  The dividends  are payable in arrears on the earlier of the date of conversion of a share
of  preferred  stock,  series D, or the date of  redemption.   At  the
Company's  option, the dividends are payable in the form  of  cash  or shares  of  the  Company's common stock.  The maximum aggregate  total number  of  shares of the Company's common stock issuable relative  to
the  conversions and payments of dividends is 3,300  shares.   In  the
event  such limitation prevents the conversion of any preferred stock, series  D,  the  dividend rate will increase to 15% per  annum  to  be payable in cash in arrears, semi-annually on June 30 and December  31.
The  preferred stock, series D, contains no voting rights prior to its conversion  to common stock. In connection with a loan to the  Company
(see  Note  4) the holders of the preferred stock, series D,  received
125  warrants exercisable at a price of $2.40 per share, which  expire in July 2003.

     The  Company's cumulative preferred stock, series B,  has  voting rights of eight  votes per preferred share, is convertible into  eight shares of common stock for each share of preferred stock and carries a dividend  of  $2.90 per share, payable quarterly, which  increases  to
$3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter.  In the event the dividend is not paid at the end of  the  Company's  fiscal year (December 31), the  dividend  will  be
payable  in shares of the Company's common stock.   On May  12,  2000,
the  Company  declared  dividends on the cumulative  preferred  stock, series  B,  for the 1999 and 1998 fiscal years amounting  to  450  and
1,943,  respectively, of shares of the Company's common stock.   These
shares  were issued in July 2000.  As of November 10, 2000,  dividends in arrears on the cumulative preferred stock, series B,


            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                 (in thousands, except per share data)

NOTE 7 - STOCKHOLDERS' EQUITY(CONTINUED)

amounted to $2,322 with respect to 2000.

     The  Company's  preferred stock, series C, has voting  rights  of twenty-four votes per preferred share, is convertible  into  twenty-
four  shares  of  common stock for each share of preferred  stock  and carries a dividend of $5.65 per share.  In addition, the terms of  the preferred  shares include a provision allowing the Company the  option of  calling the preferred shares based upon the occurrence of  certain
capital  events that  realize a profit in excess of  $5,000.    As  of
August 10, 2000, dividends accruing on the cumulative preferred stock, series C, amounted to $382 with respect to 1998, $763 with respect  to
1999 and $573 with respect to 2000.

NOTE 8 - SUBSEQUENT EVENT

     In  October  2000,  Alpha  Florida  Entertainment,  Inc.  ("Alpha
Florida"), a wholly-owned subsidiary of the Company formed for the purpose of constructing and operating a gaming day cruise vessel, merged into Alpha Florida Entertainment, L.L.C. ("Alpha Florida LLC").
Also, in October 2000, the Company received $900 from an unrelated third party in exchange for a 25% interest in Alpha Florida LLC, with the Company retaining the remaining 75% interest. In addition, the Company will receive a monthly management fee in the amount of 5% of gross revenue.


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

Results of Operations

Alpha Gulf

     In  1998,  the  Company sold substantially all of the  assets  of
Alpha  Gulf  and Greenville Hotel to Greenville Casino Partners,  L.P.
("Buyer").   In exchange for such assets, the Company received,  among
other  consideration,  a 25% limited partnership  interest  in  Buyer.
However, shortly after the sale, the Company was advised by Buyer that it  had incurred significant operating losses resulting in substantial
working   capital  and  partners'  deficiencies.   Despite   attempted
remedial actions, Buyer continued to incur losses.  In light of  these developments, the Company adjusted the carrying value of  its  limited partnership  interest in Buyer to zero during the  fourth  quarter  of
1998.  While the Company has been advised that Buyer is pursuing other capital  sources, seeking to modify its debt service requirements  and continuing its operations, there can be no assurance that the  Company will  ever  realize  any  benefit from  its  25%  limited  partnership interest.

     The  continuing general and administrative expenses  of  $31  and
$189   for  the  nine  months  ended  September  30,  2000  and  1999,
respectively,   consisted   of  payroll  and   related   expenses   of
approximately   $17   and  $83,  respectively,  occupancy   costs   of
approximately $12 and $27, respectively, a general corporate  overhead allocation  of $0 and $44, respectively, and other operating  expenses of $2 and $35, respectively.

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

     The  continuing costs (exclusive of Casino Ventures - See "Future
Operations  - Casino Ventures") incurred during the nine months  ended
September 30, 2000, for administration, insurance, compensation, vessel mooring and relocation were $25 compared to $156 for the same period in 1999. Interest expense for the nine months ended September
30, 2000 and 1999 amounted to $84 and $125, respectively, which related to a note payable to Bryanston Group, Inc. an affiliate.

Other:

     In connection with the sale of the hotel on March 2, 1998, the Company entered into a supervisory management agreement with Buyer for a term of ten (10) years whereby the Company will be entitled to receive $100 per annum for management services. Commencing in the quarter ended September 30, 2000, the Company no longer accrues the management fee as the likelihood of collection is remote.

     During the nine months ended September 30, 2000, the Company recorded a noncash compensation income adjustment of $3,251 (see Note
6).

     During the quarter ended September 30, 2000, the Company's share of operations from Monticello Raceway amounted to $77 (see Future
Operations - Monticello).


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

Monticello:

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



            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF                     OPERATIONS (dollars in
thousands)(CONTINUED)

Future Operations: (CONTINUED)

Casino Development (CONTINUED):

     In  July 2000, the Parties completed a final settlement agreement whereby  Alpha's wholly-owned subsidiary will be entitled  to  receive
40%  of  any  basic management fee income and 75% of any  service  fee income  accruing  for  the  operation of any Native  American  casino facility  development at Monticello Raceway.  The net  result  of  the settlement entitles Alpha's subsidiary to receive approximately 47% of all  management  fee  and service income derived from  the  underlying
management   contract.    The  original  agreement   contemplated   an
arrangement  specific  to  the  Mohawk Tribe  whereby  the  settlement agreement covers all prospective federally recognized Native  American
Nations.

     As  part of and in conjunction with such settlement, AMI acquired five  percentage  points  of Bryanston's ownership  interest  in  real property  holding  at  Monticello Raceway  for  $456  plus  additional consideration if the asset is liquidated.  That holding  includes  the
Raceway=s building and equipment and approximately 200 acres of  land.
Bryanston  has  agreed to defer payment of this  liability  until  the earlier of the liquidation of the asset or January 2002.  The $456  is included  in  other assets and other liabilities on  the  consolidated
balance sheet as of September 30, 2000.   Additionally,  Bryanston has
agreed  to  transfer  its  25% ownership in the  Raceway's  parimutuel
operations  to  AMI.   Under  the  previous  agreement,  AMI  did  not
participate in any of these sources of revenue.  For the quarter ended
September  30, 2000, the Company's share of the Raceway's   parimutuel
operations amounted to $77.  Included in deposits and other assets  as of  September 30, 2000 and December 31, 1999, the Company  capitalized
$1,975 and $1,366, respectively,  towards the design, architecture and other  costs  of  the  development plans for the  proposed  Monticello
Casino.

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

Haulover Beach Park and Marina:

     On  May 7, 1999, a subsidiary of the Company, Alpha Florida,  was notified by Miami-Dade County (the "County") that it had received  the final  approval  on  a lease to dock and operate a gaming  day  cruise vessel out of the County's Haulover Beach Park and Marina adjacent  to
Bal  Harbour,  Florida.  The exclusive lease is for five  years.   The
County  may  renew this exclusive agreement for two  periods  of  five years  each.  For this exclusivity, the Company has agreed to pay  the
County a minimum guaranteed monthly base rent, a per-passenger fee and
a  percentage of retail merchandise sold in the facility.   The  lease
will not commence until the inaugural cruise on or about November  24,
2000.

     Among the Company's plans for obtaining a vessel for its permanent berth at the Haulover Marina, was an option the Company had to exercise its right to enter into a Charter Agreement with the issuer of a $400 note. On June 15, 2000, the Company exercised its right and entered into a Charter Agreement with the issuer of the promissory note and applied the $400 note towards the interior construction of the vessel.



            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF  OPERATIONS (dollars in thousands)(CONTINUED)

Future Operations (CONTINUED)

Casino Development: (CONTINUED)

     The  Charter  Agreement requires an additional $850  to  be  paid towards  the interior construction of the vessel and monthly  payments over  a  three-year  period  commencing upon  the  completion  of  the
construction.   The monthly payments are $41 during the first year and
$47  during years two and three, with an additional surcharge for each month  of  the  three-year period amounting to  one  dollar  per  each passenger during each previous month.  At the completion of the three-
year  period, the Company has the option to purchase the vessel  at  a cost of $4,500, towards which all previous construction payments would
be  applied.   Interior design and construction  has  started  on  the
vessel  and the projected opening for the gaming day cruise vessel  is on  or about November 24,  2000. Included in deposits and other assets at  September 30, 2000 are $1,321 (including the $400 applied from the promissory note) of payments related to the construction of the vessel and related improvements.

     On September 7, 2000, the Company entered into a three year agreement for the rental of certain furniture and equipment to be used relative to the gaming day cruise vessel. Rental payments, which commence upon delivery, installation and acceptance of the equipment, will approximate $34 per month.

     In  October  2000, Alpha Florida merged into Alpha  Florida  LLC.
Also, in October 2000, the Company received $900 from an unrelated third party in exchange for a 25% interest in Alpha Florida LLC, while retaining the remaining 75% interest. In addition, the Company will receive a monthly management fee amounting to 5% of gross revenue.

     Development costs of approximately $466 and $166 were incurred with respect to this project during the nine months ended September
30, 2000 and 1999, respectively, which includes a general corporate overhead allocation of $300 and $166, respectively.

Casino Ventures:

     On  July 8, 1999, the Company, through its subsidiary, Jubilation
Lakeshore (see "Results of Operation - Jubilation Lakeshore"), entered into an agreement with Casino Ventures, pursuant to which the Company contributed its inactive gaming vessel, the Jubilation Casino, to Casino Ventures in exchange for $150 in cash, a promissory note of $1,350, plus a membership interest in Casino Ventures. Upon repayment of the promissory note and other funding to the venture, the Company=s membership interest in Casino Ventures will decrease from its current percentage of 93% to 15%. The consolidated financial statements of the Company include the accounts of Casino Ventures until such time as the Company's membership interest decreases to less than 50%.

     The  Jubilation  Casino has been relocated to  Mhoon  Landing  in
Tunica,  Mississippi  ("Tunica") where it is  being   refurbished  and
anticipated to be operated as a gaming vessel. During the nine  months ended  September 30, 2000, the Company incurred $53 of start-up  costs related  to insurance, vessel repairs and miscellaneous administrative
costs.    Casino Ventures' interest expense for the nine months  ended
September 30, 2000, not eliminated in consolidation, amounted to  $39.
This  was substantially attributable to a $650  mortgage note  payable secured  by the  vessel.  Pursuant to an amendment agreement effective
April   18,  2000,  the  total  maximum  borrowings  allowed   to   be
collateralized by the vessel is $1,000.

       The  Company expects Casino Ventures to commence operations  in
Tunica  in  2001.   The Company is not required to  make  any  further
capital contributions to Casino Ventures.



            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF           OPERATIONS (dollars in thousands)(CONTINUED)

Future Operations (CONTINUED)

Liquidity and Capital Resources

     For the nine months ended September 30, 2000, the Company had net cash used in operating activities of $2,294.  The uses were the result of net income of $1,501 plus depreciation and amortization and noncash interest of $45, less an adjustment to noncash compensation of  $3,251
and  a  net  increase  in working capital of $589.   The  increase  in
working capital consisted primarily of a net increase in other current assets  of  $374,  a  decrease in accounts payable and  other  accrued expenses of $373 and an increase in payroll and related liabilities of
$158.

     Cash used in investing activities of $1,932 consisted of $2 of payments for property and equipment, $1,321 of payments related to the gaming day cruise vessel project and $609 paid towards development plans for the proposed Monticello Casino.

     Cash  provided by financing activities of $5,228 was attributable to  $3,867 of net proceeds from the issuance of preferred stock,  $143 of  proceeds  from the exercise of options to purchase  the  Company's common stock and $1,218 of net proceeds from long-term debt.

     The $3,867 of proceeds from the issuance of preferred stock in February 2000 loan, and a loan with net proceeds of $1,188 received in July 2000 are anticipated to be utilized primarily in connection with the Haulover Beach Park and Marina transaction or other gaming related business opportunities. In the event additional financing is required, there can be no assurances such financing will be obtained by the Company.

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

  There have been no material developments to any existing legal proceeding during the current quarterly period.



            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


                              SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: November 10, 2000                  /s/ STANLEY S. TOLLMAN
                                          Stanley S. Tollman
                                          Chairman and CEO




Dated: November 10, 2000                  /s/ ROBERT STEENHUISEN
                                          Robert Steenhuisen
                                          Chief Accounting Officer


