Form 10-K
period 2000-12-31
ALPHA HOSPITALITY CORP
filed 2001-04-02
CIK 906780

U.S. SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

                 FORM 10-K

                 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the year ended December 31, 2000.

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

          Yes   X                              No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The issuer's revenues for the year ended December 31, 2000 were $872,000.

     The aggregate market value on March 23, 2001 of the voting stock held by non-affiliates computed based on the average bid and asked prices of such stock on that date was approximately $14,000,000.

     As of March 23, 2001, 20,748,312 shares of Common Stock, $.01 par value, were issued and outstanding.


DOCUMENTS INCORPORATED BY REFERENCE

                                   None



Transitional Small Business Disclosure Format:

          Yes                                        No   X

The Exhibit Index is located on Page 35.

ITEM 1.  BUSINESS

General

     Alpha Hospitality Corporation (the "Company") was incorporated in
Delaware on March 19, 1993, and its subsidiaries Alpha Gulf Coast, Inc. ("Alpha Gulf") was incorporated in Delaware on May 4, 1993, Jubilation Lakeshore, Inc. ("Jubilation Lakeshore") was incorporated in Mississippi on December 8, 1992, Alpha Missouri, Inc. ("Alpha Missouri") was incorporated in Delaware on March 17, 1996, Alpha Monticello, Inc. ("AMI") was incorporated in Delaware on May 30, 1997, Alpha Rising Sun, Inc. ("Alpha Rising Sun") was incorporated in Delaware on August 6, 1993, Alpha St. Regis, Inc. ("Alpha St. Regis") was incorporated in Delaware on June 24, 1994, Alpha Greenville Hotel, Inc. ("Greenville Hotel") was incorporated in Delaware on February 27, 1997, Alpha Entertainment, Inc. ("Alpha Entertainment") was incorporated in Delaware on March 12, 1997, Alpha Florida Entertainment, Inc. ("Alpha Florida") was incorporated in Florida on May 26, 1998, Alpha Peach Tree Corporation ("Alpha Peach Tree") was incorporated in Delaware on March 16, 1999, Casino Ventures, L.L.C. ("Casino Ventures") was formed as a limited liability company in Mississippi on June 6, 1999, Alpha Florida Entertainment, L.L.C. ("Alpha Florida LLC") was formed as a limited liability company in Florida on October 19, 2000 and Alpha Casino Management Inc. ("ACM") was incorporated in Delaware on
June 26, 2000. As used herein, the term "Company" includes Alpha Hospitality Corporation and such of its subsidiaries as the context requires. The Company's principal executive offices are located at 12 East 49th Street, New York, New York 10017, and its telephone number is 212-750-3500.

     In November 2000, the Company launched its gaming day cruise vessel operations out of Miami-Dade County's Haulover Beach Park and Marina adjacent to Bal Harbour, Florida. The Company is pursuing additional gaming related and other opportunities.

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

Casino Operations and Gaming Activities

2000 Operations

     Florida.  On May 7, 1999,  Alpha Florida was notified by Miami-Dade
County (the "County") that it had received the final approval on a lease to dock and operate a day cruise vessel out of the County's Haulover Beach
Park and Marina adjacent to Bal Harbour, Florida. The exclusive lease is for five years. The County may renew this exclusive agreement for two periods of five years each. For this exclusivity the Company has agreed to pay the County a minimum guaranteed monthly base rent, a per-passenger fee and a percentage of retail merchandise sold in the facility. The lease commenced on November 26, 2000, the date of the vessel's inaugural cruise.

     On June 15, 2000, the Company entered into a Charter Agreement that required that $1,250,000, including the application of a previously issued $400,000 promissory note, be paid towards the completion of construction of the vessel and monthly payments over a three-year period commencing upon completion. The monthly payments are

$41,000 during the first year and $46,667 during years two and three, with an additional surcharge for each month of the three-year period amounting to one dollar per each passenger during each previous month. At the completion of the three-year period, the Company has the option to purchase the vessel at a cost of $4,500,000, towards which all previous construction payments would be applied. In November 2000, the interior design and construction was completed on the vessel, the Ella Star Casino ("Ella Star"), with the inaugural cruise taking place on November 26, 2000. The Ella Star has an inherent competitive advantage as it has the fastest route to the three mile limit, putting its passengers in gaming action in just 20 minutes. The vessel's first two decks provide for 7,000 square feet of Las Vegas style gaming with 165 slot machines and 20 table games. The third deck features the Star Cafe with seating for 150 people. Included in property and equipment at December 31, 2000 are $2,345,000 (including $1,250,000 paid pursuant to the Charter Agreement) of payments related to the construction of the vessel and related improvements.

     On September 7, 2000, the Company entered into a three-year agreement for the rental of certain furniture and equipment to be used in the gaming day cruise vessel. Rental payments, which commenced in November 2000 and December 2000, are approximately $36,000 per month.

     In October 2000, Alpha Florida merged into Alpha Florida LLC. Also, in October 2000, the Company received $900,000 from an unrelated third party and an additional $71,000 of pre-opening expenses paid directly by that third party, in exchange for a 25% interest in Alpha Florida LLC, while retaining the remaining 75% interest. In addition, the Company will receive a monthly management fee amounting to 5% of gross revenue.

Development Activities

     New York. The Company, through its wholly-owned subsidiary, AMI is party to a General Memorandum of Understanding (the "Memorandum") with Catskill Development, LLC ("CDL" and, collectively with AMI, the "Parties") dated December 1, 1995, which among other things, provided for the establishment of Mohawk Management, LLC ("MML"), a New York limited liability company, for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the St Regis Mohawk Indian Tribe (the "Mohawk Tribe"). The Memorandum also sets forth the general terms for the funding and management obligations of CDL (25% owned by Bryanston Group, Inc. ("Bryanston")) and AMI with regard to MML. In January 1996, MML was formed with each of CDL and AMI owning a 50% membership interest in MML.
On July 31, 1996, MML entered into a Gaming Facility Management Agreement with the Mohawk Tribe (the "Management Contract") for the management of a casino to be built on the current site of the Monticello Raceway in Monticello, New York (the "Monticello Casino"). Among other things, the Management Contract provided MML with the exclusive right to manage the Monticello Casino for seven (7) years from its opening and to receive certain fees for the provision of management and related services.

     By its terms, the Memorandum between CDL and AMI terminated on December 31, 1998, since all of the governmental approvals necessary for the construction and operation of the Monticello Casino were not obtained by MML. The Management Contract between MML and the Mohawk Tribe contains no such provision. Additionally, the Memorandum was silent as to the effect of such termination on the continued existence of MML on the Parties' respective 50% membership interests therein or on the Management Contract. On December 28, 1998, AMI filed for arbitration, as prescribed by the Memorandum, to resolve certain disputes between the Parties.

      In July 2000, the Parties completed a final settlement agreement whereby Alpha's wholly-owned subsidiary will be entitled to receive 40% of any basic management fee income and 75% of any service fee income accruing for the operation of any Native American casino facility development at Monticello Raceway. The net result of the settlement entitles Alpha's subsidiary to receive approximately 47% of all management fee and service income derived from the underlying management contract. The original agreement contemplated an arrangement specific to the Mohawk Tribe, while the settlement agreement covers all prospective federally recognized Native American Nations. Accordingly, Alpha Casino Management Inc. ("ACM") and Monticello Casino Management, L.L.C. ("MCM") were formed to facilitate such potential non-Mohawk Tribe arrangements.

     As part of and in conjunction with such settlement, AMI acquired 5 percentage points of Bryanston's ownership interest in its real property holdings at the Monticello Raceway for $456,000 plus consideration if the asset is liquidated. That holding includes the Raceway's building and equipment and approximately 200 acres of land. Bryanston has agreed to defer payment of this liability until the earlier of the liquidation of the asset or January 2002.
The $456,000 is included in other assets and liabilities on the consolidated balance sheet as of December 31, 2000. AMI was also granted the right to receive 25% of all net development fees earned by CDL in the development of these holdings. Additionally, Bryanston has agreed to transfer its 25% ownership in the Raceway's parimutuel operations to AMI. Under the previous agreement, AMI did not participate in any of these sources of revenue nor the previously discussed development fee arrangement. For the year ended December 31, 2000, the Company's share of the Raceway's parimutuel operations amounted to $72,000. Included in deposits and other assets as of December 31, 2000 and December 31, 1999, the Company capitalized $2,047,00 and $1,366,000, respectively towards the design, architecture and other costs of the development plans for the proposed Monticello Casino.

     On April 6, 2000, in a letter to New York Governor George Pataki, the
U.S. Department of the Interior and its Bureau of Indian Affairs (the "Department") forwarded its initial Two-Part Determination, which included the Department's findings that: 1) the Monticello Casino was in the best interests of the Mohawk Tribe; and 2) that there was local support for the project. The Department has requested the Governor's concurrence in their findings. Such concurrence is an integral step in establishing the trust lands on which the proposed casino would be developed. On April 19, 2000, MML received a letter from the National Indian
Gaming Commission asking for additional information as it was completing its review of the underlying management and development agreements. As explained below, on June 5, 2000, MML notified the Department of the purported abandonment of the project by the Mohawk Tribe.

     On April 22, 2000, the Company was made aware of a purported letter agreement between the Mohawk Tribe and Park Place Entertainment ("PPE"), which agreement (with two irrelevant exceptions) would purportedly give PPE the exclusive rights to develop and manage any casino development the Mohawk Tribe may have in the State of New York. The validity of the aforementioned purported agreement is not clear at this time. On November 13, 2000, MML and CDL (collectively the "Plaintiffs") joined in a suit filed against PPE, alleging entitlement to substantial damages as a consequence of, among other things, PPE's purported interference in the Plaintiffs proposed casino in Monticello.

     Subject to the obtaining of requisite approvals and satisfactory resolution of the previously mentioned lawsuit, it is anticipated that MML or MCM will undertake the development and management of the proposed casino in Monticello, New York, and AMI will be responsible for the day-to-day operations of that casino. It is intended that that casino will be owned by the respective Native American Nation and will be located on land to be placed in trust for the benefit of that Native American Nation.

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

     During 2000, 1999 and 1998, respectively, AMI incurred $962,000,
$209,000 and $279,000, respectively, of costs, of which $681,000, $0, and $75,000, respectively, has been capitalized, and the remaining $281,000 $209,000 and $204,000, respectively, of which has been expensed as casino development costs, which are substantially comprised of a corporate overhead allocation.

     In March 1998, CDL completed the State Environmental Quality Review Act process with the Village of Monticello's Planning Board as lead agency.

     Mississippi. On July 8, 1999, the Company, through its subsidiary, Jubilation Lakeshore, contributed its inactive gaming vessel, Bayou Caddy's
Jubilation Casino ("Jubilation") to Casino Ventures in exchange for $150,000 in cash, a promissory note of $1,350,000 plus a membership interest in Casino Ventures. Upon repayment of the promissory note and other funding to the venture, the Company's membership interest in Casino Ventures will decrease from
its current percentage of 93% to 15%.   Matthew Walker ("Mr. Walker"), a
director of the Company, is a member in Casino Ventures and serves as its General Manager (see Item 13 - "Certain Relationships and
Related Transactions").

     The Jubilation vessel has been relocated to Mhoon Landing in Tunica, Mississippi ("Tunica"), where it is anticipated it will be refurbished and operated
as a gaming vessel.   To fund such costs in 2000, Casino Ventures was loaned
$804,000 from Mr. Walker, $172,000 from the Company and $29,000 from the holder of a $650,000 mortgage on the inactive gaming vessel. An additional $350,000 was received by Casino Ventures in 2000 for future equity contingent upon final approval of the casino by the Mississippi Gaming Commission. During 2000 and 1999, the Company capitalized $1,859,000 and $364,000, respectively, of costs related to the relocation and refurbishing of the vessel and improvements to its redeployment site in Tunica. An additional $268,000 and $100,000 of start-up costs were incurred in 2000 and 1999, respectively.

      The Company expects Casino Ventures to commence operations in Tunica in late 2001. The Company is not required to make any further capital contributions to Casino Ventures. On January 18, 2001, Casino Ventures received site approval for the casino in Mhoon Landing from the Mississippi Gaming Commission. If the project is completed as approved, the casino will be supported by enhanced existing land-based infrastucture, including restaurant and lodging facilities, as well as the requisite back of house service areas.

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

     In April 1997, Alpha Gulf received approval from the Mississippi Gaming Commission to make the infrastructure investment required to build and operate a hotel on property adjacent to the Jubilee location. Greenville Hotel entered into a long-term lease with the Board of Mississippi Levee Commissioners to lease property, including historical landmark buildings, for the development of a forty-one key single room and suite hotel. Management believed that this hotel would add a new dimension to the Company's casino patron experience and would be an added amenity to the Company's player development program. The total cost of this project, including capitalized interest, indirect labor and sundry costs, was approximately $4 million. Greenville Hotel received interim financing from Bryanston to fund construction. In February 1998, the Company completed construction of its Greenville Hotel, and on March 2, 1998, through Alpha Gulf and Greenville Hotel, the Company sold the Jubilee, the Greenville Hotel and other related assets to Greenville Casino Partners, L.P. ("GCP") (see "Business General").

     The Jubilation Casino. In August 1998, the Company relocated its idle Jubilation vessel to a terminal in Mobile, Alabama. In July 1999, the Company contributed the vessel to Casino Ventures (see "Casino Operations and Gaming Activities - Development Activities - Mississippi").


Marketing

     Florida. With the concentration of people in the immediate area of the Ella Star, the Company's sales, marketing and promotional activities target a market area of up to a 15 mile radius of the Ella Star's location. The target market is reached through a combination of billboard, bus, cable and print advertising,direct mail and group sales efforts.

     The Company is developing an in-house mailing list, which currently is in excess of 100,000 potential casino customers. A portion of this list is comprised of Ella Star's "All Star Players' Club" members. The All-Star Players'
Club is an
ongoing promotion encouraging customers to sign up for a players' card, which will let the players accumulate points based on table or slot play.
Players are issued
different cards depending on level of play. Points may be redeemed for cash. Complementaries for this group of players may also include free admissions and meals. Other special events, giveaways and entertainment are offered to Ella Star's customers as part of the ongoing promotions at the casino.

     Mississippi.  The Company concentrated its sales, marketing and promotional activities for the Jubilee in its principal target market within a 50-mile
radius of the Jubilee's location. The target market was reached through a combination of billboards, radio, television and newspaper advertising and direct mail.  The Company developed an in-house mailing list of in excess of 130,000 casino customers.  These customers were made up of table game players and "Slot
Club" members.   Table game customers were identified through the casino's
marketing representatives, and their play was monitored to evaluate whether the customer warranted complimentary services provided by the casino. The award of complimentary services was consistent with standard industry practices and was based upon a customer's duration of play and average amount wagered. The "Slot Club" was an operation that allowed the casino's computerized tracking system to identify customers, amount of play and other pertinent characteristics.
The "Slot Club" was an ongoing promotion where members were issued cards and accumulated points based on the amount of their play. Such points were redeemable for food, beverages and merchandise. Tournaments for blackjack, craps and poker were held, along with other special events and promotions.

Competition

     Florida. There are three day cruise vessels currently in the Ella Star's target market area - Sun Cruz Casino, Star Dancer Casino and Casino Princesa. At this point, though the competition between the day cruise vessels is vigorous, the Company feels no threat to its immediate market from any of these competitors.

     Mississippi. At the time of the Company's sale of the Jubilee, there were 19 casinos located on the Mississippi River. In the Greenville market, the Company's Jubilee competed with the Las Vegas Casino, which in October 1998 was closed for possible removal to a new Greenville location, and the Lighthouse Point Casino, which opened in November 1996.

     After the opening of the Lighthouse Point Casino, the Jubilee's share of the market, based on the number of player positions in the market, improved. The Company believed that the Jubilee was well-positioned to compete successfully with the two other casinos in the Greenville market, one of which (the Las Vegas Casino) was owned and operated by GCP, the purchaser of Jubilee. As a result of the sale of the Jubilee, the Company owns a 25% equity interest in GCP.

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

Government Regulation

      The Company's ownership and operation of its gaming properties are and have been subject to regulation by federal, state and local governmental and regulatory authorities, including regulation relating to environmental protection. The Company has not been the subject of any complaints or other formal or informal proceedings alleging any violations of government regulation.

Seasonal Fluctuations

     Florida. It is expected that the results of the Ella Star's results will reflect seasonal fluctuations. More particularly, the results of the Ella Star will be impacted by weather. The winter weather that the Ella Star has experienced in South Florida thus far has been the worst for the region in approximately
25 years. The nature of such weather increases the risk of loss of casino revenue and would have had a materially adverse effect on the Company's financial condition and results of operations.

     Mississippi. The results of the casinos' operations were seasonal, with the greatest activity occurring during the fair weather months of May through September. Consequently, the Company's operating results during the calendar quarters ending in December and March were generally not as successful as those quarters ending in June and September, and losses resulted from time to time. The seasonal nature of such casino's operations increased the risk that natural disasters or the loss of the casino for any other reason during the May through September period would have had a materially adverse effect on the Company's financial condition and results of operations.

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

     Florida. At this writing, there are no state regulations for the day cruise industry in the State of Florida. However, as stated below, the Company holds a Finding of Suitability from the Mississippi Gaming Commission and is subject to its requirements on foreign gaming. The Company is subject to regulation by federal and, per its contractual agreement, Miami-Dade County authorities.

     Mississippi. The ownership and operation of casino facilities in Mississippi were and are subject to extensive state and local regulation, primarily the licensing and regulatory control of the Mississippi Gaming Commission and the
Mississippi State Tax Commission (collectively, the "Mississippi Authorities"). This includes the regulation of the Company in regard to its 25% investment in GCP.

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

Licensing of Officers, Directors and Employees

     Officers, directors and certain key employees of the Company and Alpha
Gulf (as the owner of the 25% interest in GCP) and Casino Ventures
(in connection with its proposed operation of the Jubilation) must be found suitable or be licensed by the Mississippi Gaming Commission, and employees associated with gaming must obtain work permits that are subject to immediate suspension under certain circumstances. In addition, any person having a material relationship or involvement with the Company may be required to be found suitable or be licensed, in which case such person must pay the costs and fees associated with the related investigation. The Mississippi Gaming Commission may deny an application for a license for any cause that it deems reasonable. Changes in licensed positions must be reported to the Mississippi Gaming Commission.
In addition to its authority to deny an application for a license, the Mississippi Gaming Commission has jurisdiction to disapprove a change in corporate officers and has the power to require any gaming subsidiary and the Company to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

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

     The Company may be required to disclose to the Mississippi Gaming Commission upon request the identities of the holders of any debt securities. In addition, the Mississippi Gaming Commission under Mississippi law may, in its discretion: (i) require disclosure of holders of debt securities of corporations registered with the Mississippi Gaming Commission; (ii) investigate such holders; and (iii) require such holders to be found suitable to own such debt securities. Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including, but not limited to, a default or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of such Commission in connection with such an investigation.

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

     Neither the Company nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission may require determinations that, among other things, there are means for the Mississippi Authorities to have access to information concerning the out-of- state gaming operations of the Company and its affiliates.
Foreign gaming approval was received by the Company for the Ella Star operation.

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

     To comply with the Mississippi Gaming Commission's requirements regarding the Company's 25% partnership interest in GCP, the Company retained its finding of suitability in November 1999 for a two-year period. The Company anticipates renewal of this finding of suitability in November 2001.

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

Florida
     Currently, the casino day cruise industry operating for the State of Florida is unregulated as its activities are beyond
Florida's three-mile limit of jurisdiction.

Employees

     As of December 31, 2000, the Company employed 118 full-time employees, including the Company's Chairman and Chief Executive Officer and those executives not presently compensated directly by the Company (see "Item 11
- Executive Compensation Policy").



ITEM 2.  PROPERTIES

The Company maintains its executive office at leased premises located at 12 East 49th Street, New York, New York 10017. This lease expires October 1, 2004.


Other Properties
                                          Approximate
Location              Principal Use       Area           Owned/Leased  Expires
990 NW 166th St       Business office     2,148 sq ft    Leased        7/31/2001
Miami, FL

Miami-Dade County   Dock and operation    see 1) below   Leased        11/26/05
Miami Beach, FL     of gaming day                        Option for
                    cruise vessel                        two 5 yr terms

Miami-Dade County   Charter agreement                    Leased/       11/26/03
Miami Beach, FL     vessel                               Option to Buy

Hancock County      Warehousing           3 acres        Leased         4/30/03
Waveland, MS        and                  with option
                    parking              to purchase

Washington County   Accounting offices    10,000         Leased         Month to
Greenville, MS      and warehouse       square feet                     Month


1) Lease requires sufficient dockage space to provide a berth for the vessel and space large enough to allow room for the permanent office and ticketing center.

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

Company's insurance company and plaintiffs Amos, Batiste and Ducre with settlements being reached in all three cases for an aggregate amount of $110,000, of which $85,000 is covered by the Company's insurance. The remaining $25,000, representing the cost to the Company, is included in accounts payable and accrued expenses as of December 31, 2000.
Although the Company's insurance
company has initiated settlement discussions with plaintiffs Johnston and Rainey, neither case has been settled nor can there be any assurance that settlements can be reached. Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements. The Company believes that the remaining risk referred to in this paragraph is adequately covered by insurance.

     In 1998, the Company became engaged in an arbitration proceeding in connection with its development and management agreements with respect to the proposed casino in Monticello, New York (see "Item 1 - Business- Casino Operations and Gaming Activities - Development Activities"). In July 2000, a final settlement of the issue was agreed upon whereby the Company will be entitled to receive 40% of any basic management fee income and 75% of any service fee income accruing for the operation of any Native American casino facility development at Monticello Raceway. The net result of the settlement entitles the
Company to receive approximately 47% of all management fee and service income derived from the underlying management contract. The original agreement contemplated an arrangement specific to the Mohawk Tribe while the settlement agreement covers all prospective federally recognized Native American Nations.

     As part of and in conjunction with such settlement, the Company acquired 5 percentage points of Bryanston's ownership interest in its real property holdings at the Monticello Raceway for $456,000 plus consideration if the asset is liquidated.
That holding includes the Raceway's building and equipment and approximately 200 acres of land. Bryanston has agreed to defer payment of this liability until the earlier of the liquidation of the asset or January 2002.

     On November 13, 2000, MML and CDL (collectively the "Plaintiffs") joined in a suit filed against PPE, alleging entitlement to substantial damages as a consequence of, among other things, PPE's purported interference in the Plaintiffs proposed casino in Monticello.

     The Company was involved in a dispute with GCP regarding an agreement dated December 17, 1997, pursuant to which the Company sold the Jubilee and related hotel property to GCP. The Company claimed GCP was liable for certain liabilities and certain accounts payable. GCP counterclaimed that the Company breached some of its warranties, failed to continue operating the casino in the normal course of business through the date of sale and also failed to pay certain accounts payable. An arbitration hearing was held in March
1999, at which time each side presented its final arguments. In September
2000, an arbitrator awarded the Company a net amount of $136,000 in satisfaction of all claims and counterclaims in the dispute.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None



ITEM 5.  MARKET INFORMATION

Market Prices

     The Company's Common Stock is traded on the Automated Quotation
System of the National Association of Securities Dealers, Inc. ("NASDAQ") under the symbols "ALHY", on the Boston Stock Exchange under the symbols "ALH".
The Company's its Redeemable Common Stock Purchase Warrants (the "Warrants") are traded on the Boston stock Exchange under the symbol "ALHW" and on the OTC BB under the symbol "ALHYW".

     The following table sets forth the high and low sale prices for Common Stock and Warrants as reported by NASDAQ.



                          Common Stock                  Warrants
                      High             Low          High           Low
2000 Quarters:
  Fourth . . . . . .  3.125           .875           .75            .13
  Third. . . . . . .  3.50           1.00            .6875          .30
  Second . . . . . . .7.50           1.375          4.9375          .50
  First. . . . . . .  9.75           3.375          5.4375         1.00

1999 Quarters:
  Fourth . . . . . . $6.69          $2.50          $3.38          $1.25
  Third. . . . . . .  4.44           3.00           2.38            .88
  Second . . . . . .  5.00           1.50            .375           .0625
  First. . . . . . .  2.81           1.19            .0625          .0625



     As of March 23, 2001, 20,748,312 shares of Common Stock and
960,695 shares of Preferred Stock were issued and outstanding. The outstanding shares of Common Stock were held of record by approximately 800 persons, including ownership by nominees who may hold for multiple beneficial owners.

Dividends

     The Company has not, since its inception, declared or paid any dividends on its shares of Common Stock. Under Section 170(a) of the General Corporation Law of Delaware (the "GCL"), the Corporation is, and has been, proscribed from declaring or paying any dividends upon any shares of its capital stock except to the extent of (1) its surplus (as defined under the GCL) or (2) in the case of no such surplus, its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. As the Company has no surplus (as defined under the GCL) or net profits, the Company is foreclosed from declaring or paying any dividends even if it were otherwise inclined to do so. There can be no assurance that the Company will have any surplus (as defined in the GCL) or that the Company will achieve any net profits, nor can there any assurance that even if the Company were to have such a surplus or achieve net profits, the Company would not determine to retain all available funds to expand the Company's business or for other corporate purposes. Management has no current intent to declare or pay any dividends on the shares of Common Stock.

          Additionally, the Company is, and since its inception in 1993 has been, subject to loan covenants that have generally prohibited the declaration or payment of any cash dividends. Although proceeds from the pre-closing financing in connection with the sale of the assets of Alpha Gulf and Greenville Hotel were used to discharge loans pursuant to the terms of which the Company was prohibited from declaring or paying any cash dividends on its shares of capital stock, such prohibition was replaced with restrictive covenants with respect to such pre-closing financing that effectively reinstated such prohibition. Upon consummation of the sale of the Jubilee and the Greenville Hotel, such pre-closing financing was assumed by Greenville Casino Partners, L.P., effectively relieving the Company from such prohibition. However, there can be no assurance that the Company will declare or pay any dividends in the shares of its capital stock or will not obtain financing under terms that could prohibit the declaration of payment of any dividends on its capital stock.

     The Company's Series B Preferred Stock has voting rights of eight votes per preferred share, is convertible to eight shares of Common Stock for each share of preferred stock and carries a dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event the dividend is not paid at the end of the Company's fiscal year (December 31), the dividend will be payable in shares of Common Stock instead of cash. On December 17, 1997, the Company declared a dividend of $1,391,000 with respect to the outstanding shares of the Series B Preferred Stock for 1996, which was paid by the issuance of 777,000 shares of the Company's Common Stock in April 1998. On May
12, 1998, the Company declared a dividend of $2,861,000 with respect to the outstanding shares of the Series B Preferred Stock for 1997, which was paid by the issuance of approximately 1,605,000 shares of Common
Stock in January 1999. On May 12, 2000, the Company declared dividends on the Series B Preferred Stock for the 1999 and 1998 fiscal years amounting to 450,479 and 1,942,607, respectively, shares of the Company's common stock. These shares were issued in July 2000. As of December 31, 2000, dividends in arrears on the outstanding Series B Preferred Stock amounted to approximately 3,167,000 shares for 2000.

     On June 30, 1998, the Company issued 135,000 shares of  Series
C Preferred Stock in settlement of $9,729,000 of net obligations. The Series C Preferred Stock has voting rights of twenty-four votes per preferred share, is convertible into twenty-four shares of Common Stock and carries a dividend of $5.65 per share. In addition, the terms of the Series C Preferred Stock includes a provision granting the Company the right to call such stock based upon the occurrence of certain capital events
which realize a profit in excess of $5,000,000.   As of December 31, 2000,
dividends accruing on the outstanding Series C Preferred Stock amounted to approximately $382,000, $763,000 and $763,000 for 1998, 1999 and
2000, respectively.

     On February 8, 2000, the Company issued 4,000 shares of its 7% convertible Series D Preferred Stock (the "Series D Preferred Stock") for an aggregate price of $3,900,000, net of approximately $100,000 of closing costs. The Series D Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $6 per share or a price based upon the prevailing market price of the Company's Common Stock at the time of conversion, and accrues dividends at a rate of 7% per annum. In the event the Series D Preferred Stock is not converted into shares of the Company's Common Stock by February 8, 2005, there will be a mandatory redemption at that time, payable in shares of the Company's Common Stock at the same aforementioned conversion price. The dividends are payable in arrears on the earlier of the date of conversion of a share of Series D Preferred Stock or the date of redemption. At the Company's option, the dividends are payable in the form of cash or shares of the Company's Common Stock.
The maximum aggregate total of shares of the Company's Common Stock issuable relative to the conversions and payments of dividends on the Series D Preferred Stock is 3,300,000 shares. In the event such limitation prevents the conversion of any Series D Preferred Stock, the dividend rate will increase to 15% per annum to be payable in cash in arrears, semi-annually on June 30 and December 31. The Series D Preferred Stock contains no voting rights prior to its conversion to Common Stock.
During 2000, 1,900 shares of the Series D Preferred Stock were converted into approximately 1,387,000 shares of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA
                (Dollars in thousands, except per share amounts)


     Years ended December 31, 2000, 1999, 1998, 1997 and  1996


                         2000        1999        1998       1997        1996
Revenues              $  872      $   185     $  5,424    $ 31,633   $ 44,520
Loss from
    continuing
    operations        $ (647)     $(5,763)    $(13,399)   $ (1,774)  $(26,309)
Loss per common
     share from
     continuing
     operations,
     basic and
     diluted          $ (.35)     $  (.34)    $  (1.09)   $   (.23)  $  (1.98)


                                              December 31,
                         2000       1999         1998        1997        1996

Total assets          $ 13,533     $ 8,128     $ 10,196    $ 29,993   $ 43,954
Long-term debt        $  2,473     $ 1,407     $  2,108    $  8,088   $ 22,394
Stockholders' equity  $  3,576     $ 2,761     $  5,163    $  8,833   $  1,506





See Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF
THE COMPANY

Casino Operations And Gaming Activities

Florida:
     On May 7, 1999, Alpha Florida was notified by County that it had received the final approval on a lease to dock and operate a day cruise vessel out of the County's Haulover Beach Park and Marina adjacent to Bal Harbour, Florida. The exclusive lease is for five years. The County may renew this exclusive agreement for two periods of five years each. For this exclusivity, the Company has agreed to pay the County a minimum guaranteed monthly base rent, a per-passenger fee and a percentage of retail merchandise sold in the facility. The lease commenced on November 26, 2000, the date of the vessel's inaugural cruise.

     On June 15, 2000, the Company entered into a Charter Agreement that required that $1,250,000, including the application of a previously issued $400,000 promissory note, be paid towards the completion of construction of the vessel and monthly payments over a three-year period commencing upon the completion. The monthly payments are $41,000 during the first year and $46,667 during years two and three, with an additional surcharge for each month of the three year period amounting to one dollar per each passenger during each previous month. At the completion of the three-year period, the Company has the option to purchase the vessel at a cost of $4,500,000 towards which all previous construction payments would be applied. In November 2000, the interior design and construction was completed on the vessel, the Ella Star, with the inaugural cruise taking place on November 26, 2000 The Ella Star has an inherent competitive advantage as it has the fastest route to the three-mile limit, putting its passengers in gaming action in just 20 minutes. The vessel's first two decks provide for 7,000 square feet of Las Vegas style gaming with 165 slot machines and 20 table games. The third deck features the Star Cafe with seating for 150 people. Included in property and equipment at December 31, 2000 is $2,345,000 (including $1,250,000 paid pursuant to the Charter Agreement) of payments related to the construction of the vessel and related improvements).

     On September 7, 2000, the Company entered into a three-year agreement for the rental of certain furniture and equipment to used relative to the gaming day cruise vessel. Rental payments, which commenced in November 2000 and December 2000, are approximately $36,000 per month.

     In October 2000, Alpha Florida merged into Alpha Florida LLC.
Also, in October 2000, the Company received $900,000 from an unrelated third party and an additional $71,000 of pre-opening expenses paid directly by that third party, in exchange for a 25% interest in Alpha Florida LLC, while retaining the remaining 75% interest. In addition, the Company will receive a monthly management fee amounting to 5% of gross revenues.

Results of Operation:

     The following table sets forth the statements of operations for Alpha Florida's Ella Star before intercompany charges, minority interest and pre-opening expenses for the year ended December 31, 2000 (dollar amounts in thousands):


                                                       2000
      Revenues:
          Casino . . . . . . . . . . . . . . . .    $     324
          Food and beverage, retail and other. .           25
            Total revenues . . . . . . . . . . .          349

     Operating expenses:
          Casino . . . . . . . . . . . . . . . .          215
          Food and beverage, retail and other. .           26
          Selling, general and administrative. .          796
            Total operating expenses . . . . . .        1,037

     Other expenses:
          Depreciation and amortization . . . . .          70

            Total other expenses . . . .. . . . .          70


     Loss before intercompany charges, minority
          interest and pre-opening expenses           $  (758)



    The Ella Star, operating from November 26, 2000, had its revenues negatively impacted by the unusually poor winter weather conditions in South Florida. Because of the severe weather the Ella Star was forced to cancel several cruises and the attendance of those that did cruise was negatively impacted because of inclement conditions. To ameliorate the negative impact of poor weather in the future, the Company pulled the vessel out of the water for several days in January 2001 and installed bilge keel stabilizers at a cost of $81,000. The retrofitting of the stabilizers has greatly improved the comfort of the passengers during rough weather. Casino expenses, representing 66% of casino revenues, included $96,000 of payroll and related expenses, $78,000 of expenses related to food and beverage provided gratuitously to customers and other expenses of $41,000.

   Selling, general and administrative expenses include $219,000 of payroll and related expenses, $176,000 of advertising and marketing expenses, $175,000 of dock, vessel, equipment and office rental expenses, $98,000 of insurance, utilities, fuel and other maintenance costs and the remaining $128,000 for professional fees, office expenses and other miscellaneous general and administrative expenses.

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

   In or about September 1997, GCP approached the Company with an offer to purchase the Company's casino operations and assets in Greenville, Mississippi. During the negotiations of the financial terms of the transactions it became apparent that it would be impossible for all conditions precedent to the closing of such transaction to be effected prior to December 31, 1997 (the expiration of the financing commitment of GCP's proposed lender). Therefore, the Company and GCP proceeded to negotiate terms with the lender to lend funds to both GCP and the Company on or before December 31, 1997 in contemplation of the sale taking place thereafter.

   On December 30, 1997, Alpha Gulf and Greenville Hotel obtained certain financing (the "Pre-Closing Financing") from Credit Suisse First Boston Mortgage Capital, L.L.C. (the "Pre-Closing Lender"), pursuant to which Alpha Gulf and Greenville Hotel borrowed $17.9 million ($23.9 million less loan costs and loan discounts of approximately $6 million), and concurrently therewith Alpha Gulf applied the net proceeds therefrom to the payment and discharge of approximately $20 million of the Company's indebtedness, including $16 million of secured debt. Such borrowing is herein referred to as the "Pre-Closing Principal Loan." Under the terms of the sale agreement providing for the sale of the Jubilee and Greenville Hotel (the "Sale Agreement"); (a) GCP assumed the Pre-Closing Principal Loan upon closing the sale of the casino assets and (b) the outstanding principal amount of such Loan was applied and credited against $26.5 million in cash that would otherwise have been payable to Alpha Gulf at such closing.

   Additionally, in conjunction with and as part of the Pre-Closing Financing, Alpha Gulf and Greenville Hotel executed and delivered to the Pre-Closing Lender an unsecured, zero-coupon promissory note (the "Pre-Closing Subordinated Debt") in the stated principal amount of approximately $4.9 million, representing additional unfunded financing. Although no proceeds were received by Alpha Gulf or Greenville Hotel in conjunction with such promissory note, under the terms of the Sale Agreement GCP assumed such promissory note upon closing of the sale of the casino assets.

   On March 2, 1998, the Company sold substantially all of the assets of Alpha Gulf and Greenville Hotel, including the casino barge, boarding barge, related gaming and other equipment, furniture and improvements and related permits, licenses, leases and other agreements to GCP. In exchange for such assets, the Company received from GCP total consideration of $40.2 million, including approximately $11.8 million in cash, the assumption of approximately $2 million of certain accounts payable, accrued expenses, payroll liabilities and a capital lease obligation, a 25% partnership interest in GCP and the assumption of the Company's obligation to repay the net proceeds from the Pre-Closing Financing of $17.9 million.

   During 2000, Alpha Gulf sold certain gaming equipment, the majority of which was transferred to it in 1999 from the idle Jubilation Casino, for approximately $35,000 and incurred a loss on the sale of approximately $341,000.

Results of Operations -- Alpha Gulf:

   The following table sets forth the statements of operations for Alpha Gulf's Jubilee before intercompany charges and deferred income tax for the years ended December 31, 2000, 1999 and 1998 (dollar amounts in thousands):


                                   2000              1999            1998(1)
Revenues:
 Casino . . . . . . . . . . . .  $                $        --     $    4,923
 Food and beverage, retail
  and other. . . . . . . . . . .      145                  15            140
    Total revenues . . . . . . .      145                  15          5,063

 Operating expenses:
 Casino . . . . . . . . . . . .                            --          1,901
 Food and beverage, retail and
  other. . . . . . . . . . . .                             --             91
 Selling, general and
  administrative . . . . . . .         89                 237          3,211
    Total operating expenses . .       89                 237          5,203
 Income (loss) from operations . . .   56                (222)          (140)

 Other expenses:
 Loss from equity investee. ..         --                  --          8,500
 Depreciation and
    amortization . . . . . . . .        9                  17            890
 Interest . . . . . . . . . . .                                          797
   Total other expenses . . . .         9                  17         10,187

 Gain (loss) before intercompany
   charges,  deferred income
   taxes and gain (loss)
   on sale of assets . . . . . . . $   47            $   (239)      $(10,327)


1  Relates only to the period through March 2, 1998, when the Jubilee was sold.

Years Ended December 31, 2000, 1999 and 1998:

   Selling, general and administrative expenses for the year ended December 31, 1998, included costs of payroll and related expenses of approximately $1,243,000, marketing and advertising expenses of approximately $930,000, occupancy costs of approximately $352,000 and other operating expenses of $686,000.

   The continuing general and administrative costs for the years ended December 31, 2000 and 1999 consisted of payroll and related expenses of approximately $48,000 and $100,000, respectively, occupancy costs of approximately $35,000 and $34,000, respectively, and other expenses of $6,000 and $103,000, respectively, which included a corporate overhead allocation of approximately $58,000 in 1999.

   Included in other revenue in 2000 is $136,000 awarded the Company in satisfaction of all claims and counterclaims related to a dispute with GCP (See "Item 3-Legal Proceedings").

   Included in the consideration received in exchange for the sale of the Jubilee, Alpha Gulf received a 25% partnership interest in GCP, whose primary assets included the idle Las Vegas Casino, the Jubilee, the Key West Inn and the Greenville Inn and Suites. The complement of the Jubilee's currently operating gaming devices is 25 table games and 800 slots, which represents approximately 54% of the devices in the Greenville market. The two hotels offer 56 rooms and 41 rooms and suites, respectively. Since the acquisition of substantially all of the assets of Alpha Gulf and Greenville Hotel, management has been advised that GCP has incurred significant operating losses in 2000 and 1999 resulting in a substantial working capital deficiency and partners' deficiency. GCP decided to close the Las Vegas Casino in October 1998 in an effort to decrease expenses and improve the operating performance of the Jubilee. Nonetheless, management has been advised that GCP continued to incur operating losses and anticipated incurring operating losses in 2000. Additionally, management has been advised that GCP is pursuing other capital sources and attempting to modify its debt service requirements in a manner designed to provide additional working capital. However, there can be no assurance that GCP will be able to attract the necessary capital, modify its debt service requirements or otherwise fund the cost of operating the Jubilee. In light of these developments and in accordance with its policy on impairment of long-lived assets, the Company adjusted the carrying value of its remaining 25% partnership interest in GCP to zero in 1998.

   Interest expense for the year ended December 31, 1998, was primarily attributable to the Pre-Closing Financing, amounts due to Bryanston and a capital lease. The Pre-Closing Financing and the capital lease were extinguished in March 1998 with the proceeds from the March
2, 1998 sale of substantially all of the assets of Alpha Gulf and Greenville Hotel. A portion of the amounts due to Bryanston was extinguished on June 30, 1998, pursuant to a restructuring and refinancing of the Company's debts with Bryanston.

Results of Operations -- Jubilation Lakeshore:

   The Company acquired the Cotton Club of Greenville, Inc. (d/b/a Cotton Club Casino) on October 26, 1995. The Cotton Club Casino's operations in Greenville were terminated on October 30, 1995. After its relocation to Lakeshore, the Cotton Club, renamed the Jubilation Casino, reopened for business on December 21, 1995, but closed in August 1996. In August 1998, the Company relocated the casino vessel to Mobile, Alabama, where it was moored at a terminal. On July 8, 1999, the Company contributed the idle gaming vessel to Casino Ventures in exchange for $150,000 cash, a promissory note of $1,350,000 plus a membership interest in Casino Ventures. Upon repayment of the promissory note and other funding to the venture, the Company's membership interest in Casino Ventures decreases from its current percentage of 93% to 15%. The consolidated financial statements of the Company will include the amounts of Casino Ventures until such time as the Company's membership interest decreases to less than 50%. See "Future Operations" for a discussion of Casino Ventures' operating plan for the vessel.

Years Ended December 31, 2000 (exclusive of Casino Ventures - see
"Future Operations"), 1999 and 1998:

   The continuing costs incurred during the year ended December 31, 2000 amounted to $33,000 of warehousing costs. Continuing costs incurred during the years ended December 31, 1999 and 1998 for administration, insurance, compensation, settlements with former employees and vessel mooring and relocation were $185,000 and $744,000, respectively. Interest expense of $113,000, $146,000 and $108,000 for the years ended December 31, 2000, 1999 and 1998, respectively, primarily related to debt to Bryanston. Such debt was originally related to the idle gaming vessel and equipment until its contribution to Casino Ventures in July 1999. In connection with the Company's annual review of the carrying value of its long-lived assets and in accordance with its policy on impaired long-lived assets, in 1998 the Company recorded a write-down in the amount of $327,000 with respect to certain of the Jubilation Lakeshore's impaired property and equipment.

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

   Except to the extent the Company may pursue any New
Opportunity, as a result of the sale of the Jubilee, the Company has been since March 1998 effectively transformed to serve as a holding company and a vehicle to effect acquisitions, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination (a "Business Combination") with an operating business (an "Acquired Business"). To the extent the Company's financial and other resources are not devoted to, or reserved for, the development of any New Opportunity or other operations, the business objective of the Company will be to effect a Business Combination with an Acquired Business that the Company believes has significant growth potential. The Company intends to seek to utilize available cash, equity, debt or a combination thereof in effecting a Business Combination. While the Company may, under certain circumstances, explore possible Business Combinations with more than one prospective Acquired Business, in all likelihood, until other financing provides additional funds, or its stature matures, the Company may be able to effect only a single Business Combination in accordance with its business objective, although there can be no assurance that any such transaction will be effected.

Casino Development:

   The Company, through its wholly-owned subsidiary, AMI, is party to a General Memorandum of Understanding (the "Memorandum") with Catskill Development, LLC ("CDL" and, collectively with AMI, the "Parties") dated December 1, 1995, which among other things, provided for the establishment of Mohawk Management, LLC ("MML"), a New
York limited liability company, for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the St Regis Mohawk Indian Tribe (the "Mohawk Tribe"). The Memorandum also sets forth the general terms for the funding and management obligations of CDL (25% owned by Bryanston Group, Inc. ("Bryanston")) and AMI with regard to MML. In January 1996, MML was formed with each of CDL and AMI owning a 50% membership interest in MML. On
July 31, 1996, MML entered into a Gaming Facility Management
Agreement with the Mohawk Tribe (the "Management Contract") for the management of a casino to be built on the current site of the Monticello Raceway in Monticello, New York (the "Monticello Casino"). Among other things, the Management Contract provided MML with the exclusive right to manage the Monticello Casino for seven (7) years from its opening and to receive certain fees for the provision of management and related services.

   By its terms, the Memorandum between CDL and AMI terminated on December 31, 1998, since all of the governmental approvals necessary for the construction and operation of the Monticello Casino were not obtained by MML. The Management Contract between MML and the Mohawk Tribe contains no such provision. Additionally, the Memorandum was silent as to the effect of such termination on the continued existence of MML on the Parties' respective 50% interests membership therein or on the Management Contract. On December 28, 1998, AMI filed for arbitration, as prescribed by the Memorandum, to resolve certain disputes between the Parties. In July 2000, the Parties completed a final settlement agreement whereby the Company's wholly-owned subsidiary will be entitled to receive 40% of any basic management fee income and 75% of any service fee income accruing for the operation of any Native American casino facility development at Monticello Raceway. The net result of the settlement entitles Alpha's subsidiary to receive approximately 47% of all management fee and service income derived from the underlying management contract. The original agreement contemplated an arrangement specific to the Mohawk Tribe while the settlement agreement covers all prospective federally recognized Native American Nations. Accordingly, Alpha Casino Management Inc. ("ACM") and Monticello Casino Management, L.L.C.
("MCM") were formed to facilitate such potential non-Mohawk Tribe arrangements.

   As part of and in conjunction with such settlement, AMI acquired
5 percentage points of Bryanston's ownership interest in its real property holdings at the Monticello Raceway for $456,000 plus consideration if the asset is liquidated. That holding includes the Raceway's building and equipment and approximately 200 acres of land. Bryanston has agreed to defer payment of this liability until the earlier of the liquidation of the asset or January 2002. The $456,000 is included in other assets and liabilities on the consolidated balance sheet as of December 31, 2000. Additionally, Bryanston has agreed to transfer its 25% ownership in the Raceway's parimutuel operations to AMI. Under the previous agreement, AMI did not participate in any of these sources of revenue. For the year ended December 31, 2000, the Company's share of the Raceway's parimutuel operations amounted to $72,000. Included in deposits and other assets as of December 31, 2000 and December 31, 1999, the Company capitalized $2,047,00 and $1,366,000, respectively towards the design, architecture and other costs of the development plans for the proposed Monticello Casino.

   On April 6, 2000, in a letter to New York Governor George Pataki, the U.S. Department of the Interior and its Bureau of Indian Affairs (the "Department") forwarded its initial Two-Part Determination, which included the Department's findings that: 1) the Monticello Casino was in the best interests of the Mohawk Tribe; and 2) that there was local support for the project. The Department has requested the Governor's concurrence in their findings. Such concurrence is an integral step in establishing the trust lands on which the proposed casino would be developed. On April 19, 2000, MML received a letter from the National Indian Gaming Commission asking for additional information as it was completing its review of the underlying management and development agreements. As explained below, on June 5, 2000, MML notified the Department of the purported abandonment of the project by the Mohawk
Tribe.

   On April 22, 2000 the Company was made aware of a purported letter agreement between the Mohawk Tribe and Park Place Entertainment ("PPE"), which agreement (with two irrelevant exceptions) would purportedly give PPE the exclusive rights to develop and manage any casino development the Mohawk Tribe may have in the State of New
York. The validity of the aforementioned purported agreement is not clear at this time. On November 13, 2000, MML and CDL (collectively the "Plaintiffs") joined in a suit filed against PPE, alleging entitlement to substantial damages as a consequence of, among other things, PPE's purported interference in the Plaintiffs proposed casino in Monticello.

   Subject to the obtaining of requisite approvals and the satisfactory resolution of the previously mentioned lawsuit, it is anticipated that MML will undertake the development and management of the proposed casino in Monticello, New York, and AMI will be responsible for the day-to-day operations of that casino. It is intended that that casino will be owned by the Mohawk Tribe and will be located on land to be placed in trust for the benefit of the Mohawk Tribe.

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

   During 2000, 1999 and 1998, AMI incurred $962,000, $209,000 and $279,000, respectively, of costs, of which $681,000, $0 and $75,000, respectively, has been capitalized, and the remaining $281,000 $209,000 and $204,000, respectively, has been expensed as casino development costs, which are substantially comprised of a corporate overhead allocation.

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

   Upon completion of its due diligence (as approved by the Company's Board of Directors) relative to this transaction, the Company decided not to consummate this proposed acquisition. Development costs for the year ended December 31, 2000 incurred by the Company with respect to the proposed transaction amounted to $341,000, which included a general corporate overhead allocation of $132,000.

Casino Ventures:

   On July 8, 1999, the Company, through its subsidiary, Jubilation Lakeshore, contributed its inactive gaming vessel, Bayou Caddy's Jubilation Casino ("Jubilation") to Casino Ventures in exchange for $150,000 in cash, a promissory note of $1,350,000 plus a membership interest in Casino Ventures. Upon repayment of the promissory note and other funding to the venture, the Company's membership interest in Casino Ventures will decrease from its current percentage of 93% to 15%.
 Matthew Walker ("Mr. Walker"), a director of the Company, is a member in Casino Ventures and serves as its General Manager (see Item 13 - "Certain Relationships and Related Transactions").

   The Jubilation vessel has been relocated to Mhoon Landing in
Tunica, Mississippi ("Tunica"), where it is anticipated it will be
refurbished and operated as a gaming vessel.   To fund such costs in 2000,
Casino Ventures was loaned $804,000 from Mr. Walker, $172,000 from the Company and $29,000 from the holder of a $650,000 mortgage on the inactive gaming vessel. An additional $350,000 was received by Casino Ventures in 2000 for the future equity contingent upon final approval of the casino by the Mississippi Gaming Commission. During 2000 and 1999, the Company capitalized $1,859,000 and $364,000, respectively, of costs related to the relocation and refurbishing of the vessel and improvements to its redeployment site in Tunica. An additional $268,000 and $100,000 of start-up costs were incurred in 2000 and 1999, respectively.

    The Company expects Casino Ventures to commence operations in Tunica in late 2001. The Company is not required to make any further capital contributions to Casino Ventures. On January 18, 2001, Casino Ventures received site approval for the casino in Mhoon Landing from the Mississippi Gaming Commission. If the project is completed as approved, the casino will be supported by enhanced existing land-based infrastructure, including restaurant and lodging facilities, as well as the requisite back of house service areas.

    Casino Ventures' interest expense for the year ended December
31, 2000 and 1999, not eliminated in consolidation, amounted to $78,000 and $22,000. This was substantially attributable to a $650,000 mortgage note payable secured by the vessel and the $804,000 loan from Mr. Walker.

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

Liquidity and Capital Resources

   For the year ended December 31, 2000, the Company had net cash used in operating activities of $3,699,000. The uses were the result of a net loss of $412,000 plus depreciation and amortization of $113,000, noncash compensation of $3,251,000, minority interest of $235,000, interest amortized on loan discount $29,000, other compensation adjustment of $250,000, loss on sale of assets of $341,000 and a net increase in working capital of $534,000. The increase in working capital consisted primarily of a net increase in other current assets of $574,000, a decrease in accounts payable and other accrued expenses of $86,000 and an increase in payroll and related liabilities of $126,000.

   Cash used in investing activities of $3,858,000 consisted of $3,087,000 of payments for property and equipment and a $771,000 increase in deposits and other assets.

   Cash provided by financing activities of $7,356,000 was attributable to $3,867,000 of net proceeds form the sale of preferred stock, $1,321,000 of capital contributed by holders of minority interest and $2,168,000 of net proceeds from long-term debt and the exercise of options to purchase the Company's common stock.

   The Company has incurred an accumulated deficit and current net losses of approximately $82,599,000 and $412,000, respectively, used approximately $2,589,000 in operations during 2000 and has a working capital surplus (excluding Casino Ventures which is not expected to be paid by the Company during the next twelve months) of approximately $452,000 at December 31, 2000. While the Company's 2000 efforts were geared primarily at capital raising and pre-opening activities relating to the November 2000 launching of the Ella Star, the Company anticipates positive cash flows from the Ella Star during 2001. Further, the Company anticipates the 2001 repayment of the $1,350,000 promissory note and all other advances to Casino Ventures and an approximate $250,000 cash infusion from the minority member of Alpha Florida LLC. Long-term liquidity is dependent on the Company's ability to attain profitable operations.

   Although the Company is subject to continuing litigation, the ultimate outcome of which cannot presently be determined, management believes any additional liabilities that may result from pending litigation in excess of insurance coverage will not be in an amount that will materially increase the liabilities of the Company as presented in the attached consolidated financial statements.

Year 2000 Compliance

   The Company did not experience any Year 2000 computer problems that had a materially adverse effect on the Company's operations.


ITEM 8.  FINANCIAL STATEMENTS

     See Index to Financial Statements attached hereto.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE

     None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

     The table below sets forth certain information with respect to the directors and executive officers of the Company.

        Name                           Age       Position with the Company

Stanley S. Tollman. . . . . .          70        Chairman of the Board and
                                                 Chief Executive Officer
Thomas W. Aro . . . . . . . .          58        Vice President, Secretary
                                                 and Director
Brett G. Tollman. . . . . . .          39        Vice President and Director
Craig Kendziera . . . . . . .          46        Treasurer
Robert Steenhuisen. . . . . .          43        Chief Accountant and
                                                 Assistant Secretary
James A. Cutler . . . . . . .          49        Director
Matthew B. Walker . . . . . .          50        Director
Herbert F.  Kozlov. . . . . .          48        Director

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

   Herbert F. Kozlov has served as a Director of the Company since his appointment upon the resignation of Mr. Sanford Freedman in March of 1998. Mr. Kozlov is a partner is the law firm of Parker, Duryee Rosoff & Haft, where he has been a partner since 1989. Mr. Kozlov is also a director of HMG Worldwide Corporation and Magnum Sports &
Entertainment, Inc. (previously named Worldwide Entertainment & Sports Corporation). Parker Duryee Rosoff & Haft provides legal services to the Company and receives fees for such services from the Company.

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


ITEM 11.  EXECUTIVE COMPENSATION

         EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth all cash compensation for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2000, 1999 and 1998, paid to the Company's
Chief Executive Officer and one executive officer (collectively the "Named Executive Officers") whose total compensation exceeded $100,000 per annum. No other executive officers' compensation exceeded $100,000 during the above fiscal years.


                                              Restricted
Name and Principal                            Stock        Options  All Other
  Position                Year    Salary(1)   Awards       /SARS    Compensation
Stanley S. Tollman . . .  2000         --
     Chairman of the      1999     $250,000     --       250,000 (2)       --
     Board of Directors,  1998     $250,000              250,000           --
     Chief Executive
     Officer and President
Thomas W.  Aro . . . . .  2000     $206,500
     Vice President and   1999     $160,000     --       205,000           --
     Secretary            1998     $160,000              155,000           --


   1 No portions of the cash salaries to which Stanley S. Tollman was entitled during the periods indicated have been paid; the expense and liability have been accrued without interest. Mr. Tollman has agreed to waive his right to receive any salary for the year 2000.

   2 Does not include any valuable for the right granted to Mr. Tollman to convert up to $2,000,000 of deferred compensation into shares of Common Stock at $2.00 per share.


   Option/SAR Grants in Last Fiscal Year.  None

   The following table sets forth certain information with respect to the exercise of stock options during fiscal 2000 by the named executive officers and the number and value of unexercised options held by each of those named executive officers as of December 31, 2000:



                                  Number of Securities   Value of Unexercised
                                  Underlying Unexercised In-the-Money Options at
                                  Options at Fiscal
             Shares               Year End               Fiscal Year End(1)
             Acquired    Value
             On Exercise Realized Exercisable Unexercisable Exercisable Unexercisable
Stanley S.
  Tollman . . .    --         --      500,000(2)       --       $    0      --
Thomas W.
  Aro . . . . . .  --         --      420,000          --       $    0      --


    (1) None of the existing options were in-the-money at December 31, 2000.

    (2) Does not include the right granted to Mr. Tollman to convert up to $2,000,000 of deferred compensation into shares of Common Stock at $2.00 per share.


    In November 2000 and December 1998, the Company determined that the purposes of the Plan were not being adequately achieved with respect to those employees and consultants holding options that were exercisable at prices above current market value and that it was in the best interests of the Company and its shareholders that the Company retain and motivate such employees and consultants. Therefore, in order to provide such optionees the opportunity to exchange their above market value options for options exercisable at the current market value in 2000 and 1998, respectively, the Company cancelled all options that were outstanding under the 1998 and 1993 stock option plans at that time and reissued the options at an exercise price of $1.063, the closing NASDAQ bid prices on November 30, 2000 and December 12, 1998.

    The following table sets forth certain information with respect to all such cancellations and reissuances with respect to options held by any executive officer from March 19, 1993 (date of inception) through December 31, 2000:


                                                                  Length of
                      Number of    Market                         Original
                      Securities   Price of    Exercise             Option Term
                      Underlying   stock at    Price at             Remaining
       Cancellation/  Options      time of     time of     New      at Date of
       Reissuance     Cancelled/   Cancelling/ Cancelling/ Exercise Cancelling/
       Date           Reissued     Reissuing   Reissuing   Price    Reissuing
Thomas
 W. Aro   12/12/98      60,000       $1.063      $3.25     $1.063     4.5 years
          12/12/98     100,000       $1.063      $2.00     $1.063     9.5 years
          10/12/00      75,000       $1.375      $2.00     $1.375     7.5 years
          10/12/00     130,000       $1.375      $4.25     $1.375     9.0 years
Brett G.
 Tollman  12/12/98      60,000       $1.063      $3.25     $1.063     4.5 years
          12/12/98     100,000       $1.063      $2.00     $1.063     9.5 years
          10/12/00      75,000       $1.375      $2.00     $1.375     7.5 years
          10/12/00     115,000       $1.375      $4.25     $1.375     9.0 years
Craig
 Kendziera 12/12/98     12,000       $1.063      $3.25     $1.063     4.5 years
          12/12/98       8,000       $1.063      $2.00     $1.063     9.5 years
          10/12/00      50,000       $1.375      $2.00     $1.375     7.5 years
          10/12/00      15,000       $1.375      $4.25     $1.375     9.0 years
Robert
 Steenhuisen 12/12/98    8,000       $1.063      $3.25     $1.063     4.5 years
          12/12/98      12,000       $1.063      $2.00     $1.063     9.5 years
          10/12/00      50,000       $1.375      $2.00     $1.375     7.5 years
          10/12/00      15,000       $1.375      $4.25     $1.375     9.0 years


    Compensation of Directors. On May 12, 1998, with shareholder approval granted in September 1999, the

Board approved an annual
compensation arrangement whereby each of the three outside directors will receive $6,000 per annum plus options to purchase up to 25,000 shares, and an additional 15,000 shares for each committee served upon, of the Company's Common Stock at an exercise price equal to the current market price at the date the option is granted. Accordingly, in 1999 and 1998 the Company granted to its outside directors options to purchase an aggregate amount of up to 150,000 and 285,000 shares, respectively, of its Common
Stock at an exercise price of $4.25 and $1.063, respectively, per share, which can be exercised any time up to 2009 and 2008, respectively. The amount granted in 1999 is for services to be rendered in the year 2000. The amount granted in 1998 represents options to purchase aggregate amounts of up to 135,000 and 150,000 shares for the 1998 and 1999 years of service, respectively. As compensation to its employee directors, in December 1999 and 1998, the Company granted options to purchase an aggregate amount of up to 95,000 shares of its Common Stock for each of the 2000, 1999 and 1998 years.

    Employment Agreements. The Company and Stanley S. Tollman entered into an Employment Agreement dated June 1, 1993, whereby Mr.
Tollman agreed to serve as Chairman of the Board and Co-Chief Executive
Officer of the Company for a term of three (3) years from the date of that Agreement. Thereafter, such Agreement is automatically renewable for successive twelve (12) month periods unless either party advises the other on at least ninety (90) days' written notice of his or its intention not to extend the term of the employment. In the event of a termination of his employment, under the terms of such Agreement Mr. Tollman is to be retained for two years to provide consulting services for $175,000 per year. Such Agreement has been renewed until June 1, 2001. Mr. Tollman's Employment Agreement provides for a salary in the amount of $250,000 per year, none of which has been paid under such Agreement since the date thereof. The unpaid salary accumulates, and the Company does not pay any interest or other penalty thereon. Such Agreement provides for Mr. Tollman to devote no less than 20% of his business time to the affairs of the Company and its subsidiaries. Such Agreement contains a non-disclosure provision pursuant to which Mr.
Tollman agrees not to use or disclose any information, knowledge or data relating to or concerning the Company's operations, sales, business or affairs to any individual or entity, other than the Company or its designees, except as required in connection with the business and affairs of the Company. Mr. Tollman has agreed to waive his right to receive the $250,000 salary for the year 2000. As of December 31, 2000, accrued salary payable to Mr. Tollman amounted to $1,529,167. On May 27, 1999, the Company, subject to approval by the Company's shareholders (which approval was obtained in September 1999), agreed to afford Mr. Tollman the right to convert up to $2,000,000 of deferred compensation payable into up to 1,000,000 shares of the Company's common stock at a stock price of $2.00 per share, the closing price on that day. Mr. Tollman's right to convert deferred compensation into the Company's Common Stock shall only be exercisable if he continues to defer his salary and he remains employed through and including April 2002, provided, however, that if his employment by the Company is terminated prior to such date on account of his death or other disability, he or his estate shall have the right for the period of 90 days after such termination to exercise such conversion right. During the year ended December 31, 2000, the Company has recorded a noncash compensation charge of $3,251,000 reflecting an increase in the market price of the Company's Common Stock since the date of the agreement. The $3,251,000 charge was reversed in 2000 to reflect the decrease in the market price of the Company's common stock during the year.


        BOARD COMPENSATION REPORT

Executive Compensation Policy

    General. Decisions concerning executive officers' salaries for 2000 were made by the full Board of Directors. Decisions concerning the grant of stock options to executive officers were made by the Stock Option
Committee. The Company otherwise has no formal compensation policies applicable to executive officers. The Board of Directors' recommendations in each case were based on the subjective evaluation of each officer's contribution to the Company and the level of compensation necessary to adequately motivate and reward the officer. The composition and amount of each item of executive compensation for 2000 did not bear a specific relationship to any particular measure of performance.

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

    Chief Executive Officer Compensation. The compensation of Stanley
S. Tollman, the Chief Executive Officer, is set forth in an Employment Agreement between the Company and Mr. Tollman, which provides for a salary in the amount of $250,000 per year, none of which has been paid under such Agreement. The unpaid salary accumulates, and the Company does not pay any interest or other penalty thereon. Mr. Tollman has agreed to waive his rights to receive the $250,000 salary for the year 2000. The terms of the Employment Agreement were determined based upon Mr. Tollman's ability to establish and retain a strong management team and to develop and implement the Company's business plans. In setting compensation for Mr. Tollman, the Company also considered its financial position and reviewed compensation levels of chief executive officers at comparable companies within the Company's industry. In both December 1999 and 1998, the Company granted to Mr. Tollman options to purchase 250,000 shares of the Company's Common Stock.



                   Stanley S. Tollman
                   Thomas W. Aro
                   James A. Cutler
                   Herbert F. Kozlov
                   Brett G. Tollman
                   Matthew B. Walker



    Corporate Performance Graph. The following graph shows a comparison of cumulative total stockholders' returns from December 31, 1993 through December 31, 2000 for the Company, the Russell 2000 Index ("Russell") and the Dow Jones Entertainment and Leisure -- Casino Index ("DJ Casino").

    The graph assumes the investment of $100 in shares of Common
Stock, securities represented by the Russell Index or DJ Casino Index on December 31, 1993 and that all dividends were reinvested. No dividends have been declared or paid on the Common Stock.

    NASDAQ ceased listing the Company's warrants in December 1998, since there ceased being at least two market makers for such securities. The warrants continue to trade in the over-the-counter market in the "pink sheets" and on the Boston Stock Exchange.

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

Administration of the Plan

    The Stock Option Plans are administered by a Stock Option
Committee (currently consisting of Messrs. S. Tollman, Cutler, Kozlov and Walker), which determines whom among those eligible will be granted options, the time or times at which options will be granted, the number of shares to be subject to options, the durations of options, any conditions to the exercise of options and the manner in and price at which options may be exercised. The Stock Option Committee is authorized to amend, suspend or terminate the Stock Option Plans, except that it cannot, without stockholder approval (except with regard to adjustments resulting from changes in capitalization): (i) increase the maximum number of shares that may be issued pursuant to the exercise of options granted under the Stock Option Plans, (ii) permit the grant of a stock option under the Stock Option Plans with an exercise price less than 100% of the fair market value of the shares at the time such option is granted, (iii) change the eligibility requirements for participation in the Stock Option Plans, (iv) extend the term of any option or the period during which any option may be granted under the Stock Option Plans or (v) decrease an option exercise price
(although an option may be canceled and new option granted at a lower exercise price).

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

Option Price

    The exercise price of each option will be determined by the Stock
Option Committee or the Board of Directors, but may not be less than 100% of the fair market value of a share of Common Stock on the date the option is granted. If an incentive stock option is to be granted to an employee who owns over 10% of the total combined voting power of all classes of the Company's stock, then the exercise price may not be less than 110% of the fair market value of a share of Common Stock on the date the option is granted.

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

Restrictions on Grant and Exercise

    An option may not be transferred other than by will or the laws of descent and distribution and during the lifetime of the option holder may be exercised solely by him or her. The aggregate fair market value (determined at the time the option is granted) of the shares as to which an employee may first exercise incentive stock options in any one calendar year may not exceed $100,000. The Stock Option Committee may impose such other conditions on exercise as it deems appropriate.

Option Grants

    Under the Stock Option Plans, net of certain simultaneous cancellations to existing employees, there were 1,389,000 and 1,065,000 total options granted, including 775,000 and 565,000 to executive officers, during the fiscal years ended December 31, 1999 and 1998. As of December 31,
2000, 1,905,000 and 623,000 options to purchase shares of Common Stock granted under the 1998 Stock Option Plan and 1993 Stock Option Plan, respectively, were outstanding, which amounts reflect the cancellation of certain options following the termination of employment of the holders thereof.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         OWNERSHIP OF SECURITIES

    As of March 23, 2001, there were issued and outstanding 20,748,312 shares of Common Stock, 821,496 shares of Series B Preferred Stock, 135,162 shares of Series C Preferred Stock and 2,100 shares of Series D Preferred Stock.

    Each share of Common Stock, Series B Preferred Stock and Series C Preferred Stock entitles the holder thereof to, respectively, one, eight and twenty-four votes. The Series D Preferred Stock has no voting rights prior to its conversion into Common Stock.

    The following table sets forth certain information as of March 23, 2001, with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of Common Stock or of any series or class of Preferred Stock, each officer and director of the Company and all officers and directors as a group. Unless otherwise indicated, the address of each such person or entity is c/o Alpha Hospitality Corporation, 12 East 49th Street, New York, New York 10017.



Title of Class        Name and Address      No. of              Percent
                                            Shares(1)           of Class(2)
Common Stock         Stanley Tollman(3)(4)     500,000               2.35
$.01 par value       Beatrice Tollman(4)(9)  1,815,890               8.05
                     Thomas W. Aro (6)         430,000               2.03
                     Brett G. Tollman (7)    1,949,875               8.59
                     James A. Cutler (8)       255,000               1.21
                     Matthew B. Walker (5)     412,905               1.95
                     Herbert F.  Kozlov (11)   200,000               0.95
                     Craig Kendziera (12)       85,300               0.41
                     Robert Steenhuisen (13)    85,000               0.41
                     Bryanston Group,
                      Inc. (9)              13,869,258              40.07
                      1886 Route 52
                      Hopewell Junction,
                      N.Y.
                     Societe Generale (14)   1,912,922                8.4
                     1221 Ave of the Americas
                     New York, N.Y.
                     All Officers and Directors
                      as a group (8 persons)
                      (3, 5-8, 11-13)        3,918,080              20.97
Preferred Stock,
Series B             Bryanston Group, Inc.     777,238              94.60
$29.00
liquidation          BP Group, Ltd. (10)        44,258                5.4
value                5111 Islesworth Country
                     Club Dr.
                     Windemere, Fl 34786
Preferred Stock,
Series C             Bryanston Group, Inc      135,162             100.0
$72.00
liquidation
value

Preferred Stock,
Series D             Societe Generale            2,100             100.0
$1,000.00
liquidation
value


    (1) Each person exercises sole voting and dispositive power with respect to the shares reflected in the table, except for those shares of Common Stock that are issuable upon the exercise of options or the conversion of Series D Preferred Stock, which shares of Common
    Stock cannot be voted until the options are exercised or such Series
    D Preferred Stock is converted by the holder thereof. Includes shares of Common Stock that may be acquired upon exercise of options or conversion of convertible securities that are presently exercisable or convertible or become exercisable or convertible within 60 days.

    (2) Each beneficial owner's percentage ownership is determine by assuming that options, warrants and convertible securities that are held by such owner (but not those held by any other owner) and that are exercisable or convertible within 60 days from the date hereof have been exercised or converted.


    (3) Includes 500,000 shares of common stock issuable upon the exercise of options granted to Stanley S. Tollman, the Chairman of the Board, Chief Executive Officer and President of the Company.
    Does not include any shares of Common Stock issuable upon the exercise of the right granted to Mr. Tollman to convert up to $2,000,000 of deferred compensation into shares of Common Stock at $2.00 per share since he is not currently entitled to exercise such right. Each of Brett G. Tollman, Stanley S. Tollman and Beatrice Tollman disclaims beneficial ownership of the shares beneficially owned by any of the other of them.


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


    (7) Includes 390,000 shares of Common Stock issuable upon the exercise of options granted to Brett G. Tollman, all of which options are currently exercisable, and 1,000,000 shares held in the Tollman Family Trust, of which Brett G. Tollman is the sole Trustee. Brett
    G. Tollman is the son of Stanley S. Tollman and Beatrice Tollman. Each of Brett G. Tollman, Stanley S. Tollman and Beatrice Tollman disclaims beneficial ownership of the shares beneficially owned by any of the other of them.


    (8) Includes 255,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Cutler, all of which options are currently exercisable. Does not include 4,000 shares owned by Mr. Cutler's children, of which shares he disclaims beneficial ownership.


    (9) Includes: (i) 6,217,904 shares of Common Stock issuable upon conversion of 777,238 shares of Series B Preferred Stock owned by Bryanston; and (ii) 3,243,888 shares of Common Stock issuable upon conversion of 135,162 shares of Series C Preferred Stock owned by Bryanston. All of such shares of Preferred Stock are currently convertible into shares of Common Stock. On May 17, 1998, the Company declared a dividend of approximately 1,519,000 shares of Common Stock to Bryanston with respect to, and in lieu of the cash dividend accrued on, the outstanding shares of Preferred Stock held by Bryanston in 1997. Such shares of Common Stock were issued on January 5, 1999. During 2000, the Company declared and issued 426,000 and 1,831,000 additional shares of common stock in lieu of cash dividends payable with respect to Bryanston's shares of Series B Preferred Stock for the 1999 and
    1998 calendar years, respectively. As of January 30, 2001, the Company became obligated to issue to Bryanston approximately 2,996,000 additional shares of Common Stock in lieu of the cash dividend payable with respect to Bryanston's shares of Series B Preferred Stock for the 2000 calendar year. None of such shares of Common Stock is included in the table above as they have not yet been issued. Bryanston is an affiliate of the Company, and Beatrice Tollman, Stanley S. Tollman's spouse, is a 50% stockholder of Bryanston. Each of Bryanston and Beatrice Tollman disclaims beneficial ownership of the shares beneficially owned by the other of them.


    (10) On May 17, 1998, the Company declared a dividend of approximately 86,000 shares of Common Stock to BP Group, Ltd
    ("BP") with respect to, and in lieu of the cash dividend accrued on, the outstanding shares of Series B Preferred Stock held by BP in 1997. Such shares of Common Stock were issued on January 5,
    1999. In addition, during 2000, the Company declared and issued to BP approximately 24,000 and 111,000 additional shares of Common Stock in lieu of the cash dividend payable with respect to BP's shares of Series B Preferred Stock for the 1999 and 1998 calendar years, respectively. As of January 30, 2001, the Company became obligated to issue to BP approximately 171,000 additional shares of common stock in lieu of the cash dividend payable with respect to BP's shares of Series B Preferred Stock for the 2000 calendar year. None of such shares of Common Stock is included in the table above as they have not yet been issued. Patricia Cohen is the sole stockholder of BP. This table does not include 100,352 shares of Common Stock owned by Patricia Cohen, who was a Director of the Company during the period February 1, 1994 to December 12, 1997, and 354,064 shares of Common Stock issuable upon conversion of 44,258 shares of Series B Preferred Stock owned by BP. All of such shares of Preferred Stock are currently convertible into shares of Common Stock.


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


    (14) Includes an additional 1,912,922 shares of Common Stock issuable to Societe Generale to reach the maximum issuable of 3,300,000 in connection with its remaining 2,100 shares of the Company's Series D Preferred Stock.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Bryanston

    Bryanston is an affiliate of the Company and Beatrice Tollman, Mr. Stanley S. Tollman's spouse, is a 50% stockholder of Bryanston. On June 26, 1996, Bryanston converted the amount due on a Working Capital Loan (approximately $19,165,000) into shares of Series B Preferred Stock. The Company was charged a 5% transaction fee (approximately $958,000), which was also converted into shares of Series B Preferred Stock. The conversion was effective June 26, 1996, and the total of approximately $20,123,000 was converted into 693,905 shares of Series B Preferred Stock based on the fair market value of a share of Common Stock on the date of conversion ($3.625).

    On September 30, 1997, the Company issued 83,333 shares of Series
B Preferred Stock in settlement of $2,000,000 due to Bryanston. Each share of outstanding Series B Preferred Stock: (i) entitles the holder to eight votes;
(ii) has a liquidation value of $29.00 per share; (iii) has a cash dividend rate of 10% of the liquidation value, which rate increases to 13% of the liquidation value if the cash dividend is not paid within 30 days of the end of each fiscal year and in such event is payable in shares of Common Stock; and
(iv) is convertible into eight shares of Common Stock. On December 17, 1997, the Company declared a 1996 dividend payable to Bryanston in approximately 730,000 shares of the Company's Common Stock, which were issued in April 1998. On May 12, 1998, the Company declared a 1997 dividend payable to Bryanston in approximately 1,519,000 shares of Common Stock, which were issued on January 5, 1999. During 2000, the
Company declared and issued 426,000 and 1,831,000 additional shares of common stock in lieu of cash dividends payable with respect to Bryanston's shares of Series B Preferred Stock for the 1999 and 1998 calendar years, respectively. As of January 30, 2001, the Company became obligated to issue to Bryanston approximately 2,996,000 additional shares of Common
Stock in lieu of the cash dividend payable with respect to Bryanston's shares of Series B Preferred Stock for the 2000 calendar year.

    On June 30, 1998, the Company restructured its existing obligations to Bryanston by extinguishing its notes payable of $7,800,000, $1,399,000 and $432,000 plus accrued interest on the notes aggregating $3,098,000, in exchange for the issuance of Series C Preferred Stock, and a $3,000,000 mortgage note on the Company's idle gaming vessel located in Mobile, Alabama. The Series C Preferred Stock has voting rights of twenty-four votes per preferred share, is convertible to twenty-four shares of Common Stock and carries an annual dividend of $5.65 per share. In addition, the terms of the preferred shares include a provision allowing the Company the option of calling the preferred shares based upon the occurrence of certain capital events that realize a profit in excess of $5,000,000.

    Upon contribution of the idle gaming vessel in July 1999 to Casino Ventures (see "Certain Relationships and Related Transactions - Casino Ventures"), the $3,000,000 mortgage note was converted to a promissory note.

Casino Ventures

    On July 8, 1999, the Company contributed its inactive vessel, the Jubilation Casino, to Casino Ventures. Matthew Walker, a director of the Company, is a partner in Casino Ventures and serves as its General Manager.
At the time of the contribution, the vessel (including its gaming equipment, furniture and other items) had a net book value of approximately $4,149,000.
In exchange, the Company received $150,000 in cash, a promissory note in the principal amount of $1,350,000 and a membership interest in Casino Ventures. The promissory note accrues interest at an initial rate of 8.75% per annum, payable quarterly, with the principal balance due July 8, 2002. The initial interest rate of 8.75% is adjusted daily to prime plus one percent with a minimum rate of 8.75%. Upon repayment of the promissory note and certain other funding to the venture, the Company's membership interest in Casino Ventures will decrease from its current percentage of 93% to 15%.
Mr. Walker advanced funds to Casino Ventures in 1999 and 2000, which were used for site and vessel improvements. As of December 31, 2000, the loan payable to Mr. Walker amounted to $804,000. The loan accrues interest at 8% and is payable in April 2002. In addition, $100,000 and $12,000 of the Casino Venture start-up costs in 2000 and 1999, respectively, were made to entities in which Mr. Walker has an ownership interest. The consolidated financial statements of the Company will include the accounts of Casino Ventures until such time as the Company's membership interest decreases therein to less that 50%. During the year ended December 31, 2000, the Company capitalized $1,859,000 of costs related to the relocation and refurbishing of the vessel and improvements to its site in Tunica, Mississippi. An additional $268,000 of start-up costs were incurred during 2000. During the year, the vessel was used as collateral to obtain funding of $650,000 towards the aforementioned costs of Casino Ventures.

BP Group

    Ms. Patricia Cohen, a director of the Company from February 1,
1994 to December 12, 1997, is the sole shareholder of BP. On June 26, 1996, BP converted the amount due on a BP Loan (approximately $1,222,000) into shares of Series B Preferred Stock. The Company was charged a 5% transaction fee (approximately $61,000), which was also converted into shares of Series B Preferred Stock. The conversion was effective June 26, 1996, and the total of approximately $1,283,000 was converted into 44,258 shares of Series B Preferred Stock, based on the fair market value of a share of Common Stock on the date of conversion ($3.625). The terms of the shares of Series B Preferred Stock, issued to BP are identical to those of the shares of Series B Preferred Stock issued to Bryanston in June 1996 and September 1997.

    On December 17, 1997, the Company declared a 1996 dividend payable to BP in approximately 47,000 shares of Common Stock, which were issued in April 1998. On May 12, 1998, the Company declared a 1997 dividend payable to BP in approximately 86,000 shares of the Common
Stock, which were issued on January 5, 1999. In addition, during 2000, the Company declared and issued to BP approximately 24,000 and 111,000 additional shares of Common Stock in lieu of the cash dividend payable with respect to BP's shares of Series B Preferred Stock for the 1999 and 1998 calendar years, respectively. As of January 30, 2001, the Company became obligated to issue to BP approximately 171,000 additional shares of common stock in lieu of the cash dividend payable with respect to BP's shares of Series B Preferred Stock for the 2000 calendar year.

Other

    On September 15, 1998, $250,000 was advanced to Southern
Classic, Inc. ("Southern") pursuant to a 9 1/4% promissory note maturing January 30, 1999. Southern defaulted on its payment in January 1999 and filed for bankruptcy in February 1999. Accordingly, a $250,000 reserve was recorded as of December 31, 1998. James Cutler, a member of the Board of Directors of the Company, formerly served as Southern's Chief Financial Officer.

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

    Consolidated Statements of Operations        F-3

    Consolidated Statements of Stockholders'
       Equity                                    F-4

    Consolidated Statements of Cash Flows        F-5

    Notes to Consolidated Financial Statements   F-7

2.   FINANCIAL STATEMENT SCHEDULE

    Schedule II Valuation  and Qualifying
    Accounts for the Years Ended December
    31, 2000, 1999 and 1998                     S-1

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

        *10(p)     Deleted
        *10(q)     Deleted
        *10(r)     Deleted
        *10(s)     Deleted
        *10(t)     Deleted
        *10(u)     Form of Limited Standstill Agreement of the Existing
                   Stockholders f/b/o the Underwriters
        *10(v)     Deleted
        *10(w)     Deleted
        *10(x)     Deleted
        *10(y)     Deleted
        *10(z)     Deleted
       *10(aa)     Deleted
       *10(ab)     Deleted
       *10(ac)     Deleted
       *10(ad)     Deleted
       *10(ae)     Deleted
       *10(af)     Form of Underwriters' Warrant
     ***10(ag)     Deleted
     ***10(ah)     Deleted
     ***10(ai)     Non-Revolving Promissory Note with Bryanston Group,
                   Inc.
     ***10(aj)     $20,000,000 Non-Revolving Promissory Note dated
                   January 5, 1996
     ***10(ak)     Stock Purchase Agreement dated October 20, 1996
     ***10(al)     Stock Acquisition Agreement dated January 25, 1996
     ***10(am)     Form 8-K dated October 31, 1996
     ***10(an)     Deleted
    ****10(ao)     Asset Purchase Agreement between Alpha Gulf Coast, Inc.
                   and Alpha Greenville Hotel, Inc. and Greenville Casino
                   Partners, L.P.
        10(ap)     Deleted
        10(aq)     Deleted
        10(ar)     Securities Purchase Agreement dated February 8, 2000
   *****10(as)     1998 Stock Option Plan
******10(at)       Securities Purchase Agreement, dated February 8, 2000,
                   between the Company and Societe Generale with respect
                   to the issuance and sale of shares of the Company's Series
                   D Preferred Stock
******10(au)       Certificate of Designations of the Company's Series D
                   Preferred Stock
******10(av)       Registration Rights Agreement, dated February 8, 2000,
                   between the Company and Societe Generale with respect
                   to the shares of common stock underlying the Company's
                   Series D Preferred Stock
*******10(aw)      Securities Purchase Agreement, dated July 31, 2000,
                   between the Company and Societe Generale with respect
                   to the issuance and sale of the Company's 4% Convertible
                   Notes due July 31, 2003 and warrants
*******10(ax)      Registration Rights Agreement, dated July 31, 2000,
                   between the Company and Societe Generale with respect
                   to the shares of common stock underlying the Company's
                   4% Convertible Notes due July 31, 2003 and the warrants
*******10(ay)      Form of the Company's 4% Convertible Notes due July
                   31, 2003
*******10(az)      Form of the Warrants
         23(a)     Consent of Rothstein Kass & Co.
         23(b)     Consent of Parker Duryee Rosoff & Haft, P.C. (Included
                   in Exhibit 5)
           *11     Statement Re: Computation of Per Share Earnings
            21     List of Subsidiaries

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

***** Incorporated by reference, filed with Proxy Statement pursuant to
Section 14(a) of the Securities Exchange Act of 1934, as amended filed with the Commission on August 25, 1999.

******Incorporated by reference, filed with the Company's Current Report on Form 8-K as filed with the Commission on February 15, 2000.

*******Incorporated by reference, filed with the Company's Registration Statement on Form S-3 as filed with the Commission on October 12, 2000.


Schedule 21.

List of Subsidiaries:

        Name                             State of
                                         Incorporation/Formati
                                         on
        Alpha Gulf Coast, Inc.           Delaware
        Alpha St. Regis, Inc.            Delaware
        Alpha Missouri, Inc.             Delaware
        Alpha Monticello, Inc.           Delaware
        Alpha Rising Sun, Inc.           Delaware
        Jubilation Lakeshore, Inc.       Mississippi
          (including its 93% owned
                  subsidiary)
        Casino Ventures, L.L.C.          Mississippi
        Alpha Greenville Hotel, Inc.     Delaware
        Alpha Entertainment, Inc.        Delaware
        Alpha Florida Entertainment,
         Inc.                            Florida
        Alpha Peach Tree Corporation     Delaware
        Alpha Florida Entertainment,
         L.L.C.                          Florida
        Alpha Casino Management Inc.     Delaware

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



                                  ALPHA HOSPITALITY CORPORATION


                                  By:  /s/ Stanley S. Tollman
                                           Stanley S. Tollman
                                  Title:   Chairman of the Board
                                           and Chief Executive Officer

                                  Date:    March 23, 2001


                                  By:  /s/ Robert Steenhuisen
                                           Robert Steenhuisen
                                  Title:   Chief Accounting Officer

                                  Date:    March 23, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature              Title                    Date

/s/ Stanley S. Tollman   Chairman of the Board and     March 23, 2001
    Stanley S. Tollman   Chief Executive Officer

/s/ Thomas W. Aro        Vice President, Secretary     March 23, 2001
    Thomas W. Aro        and Director

/s/ Brett G. Tollman     Vice President and Director   March 23, 2001
    Brett G. Tollman

/s/ James A. Cutler      Director                      March 23, 2001
    James A. Cutler

/s/ Matthew B.  Walker   Director                      March 23, 2001
    Matthew B.  Walker

/s/ Herbert F.  Kozlov   Director                      March 23, 2001
    Herbert F.  Kozlov

                  INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
ALPHA HOSPITALITY CORPORATION
New York, New York

        We have audited the accompanying consolidated balance sheets of Alpha Hospitality Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha Hospitality Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

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



/S/ ROTHSTEIN, KASS & COMPANY, P.C.
Roseland, New Jersey
February 23, 2001

         ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                   December 31, 2000 and 1999
           (In thousands, except for per share data)



                                             2000           1999
                                ASSETS
CURRENT ASSETS:
     Cash, including restricted
        cash of $373 in 1999             $  1,263     $    1,464
     Other current assets                     696             90
       Total current assets                 1,959          1,554

PROPERTY AND EQUIPMENT, net                 2,311            448

ASSETS OF CASINO VENTURES                   6,448          4,587

DEPOSITS AND OTHER ASSETS                   2,815          1,539
                                        $  13,533      $   8,128



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and
      accrued expenses                    $ 1,329     $   1,121
    Accrued payroll and
      related liabilities                     178            53
    Current liabilities of
      Casino Ventures                       1,597            60
       Total current liabilities            3,104         1,234

LONG-TERM DEBT                              2,473         1,407

OTHER LIABILITIES                           2,490         2,076

LONG-TERM LIABILITIES OF CASINO
  VENTURES                                    804           650

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                           1,086

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par
       value,75,000 shares
       authorized, 20,748 and
       16,803 issued and
       outstanding in 2000
       and 1999, respectively                 207           168
     Preferred stock, 5,000
       shares authorized:
        Series B, $.01 par value,
          821 issued
          and outstanding                       8             8
        Series C, $.01 par value,
          135 issued
          and outstanding                       1             1
       Series D, $.01 par value,
          2 issued and
          outstanding in 2000                   0
     Common stock to be issued                               50
     Capital in excess of par value        85,959        78,527
     Accumulated deficit                  (82,599)      (75,993)
       Total stockholders' equity           3,576         2,761
                                        $  13,533     $   8,128

   See accompanying notes to consolidated financial statements

        ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
          Years Ended December 31, 2000, 1999 and 1998
           (In thousands, except for per share data)

                                           2000        1999       1998
REVENUES:
     Casino                              $   324      $          $  4,923
     Food and beverage, retail
      and other                              548          185         501
       Total revenues                        872          185       5,424

COSTS AND EXPENSES:
     Casino                                  215                    1,901
     Food and beverage, retail
      and other                               26                       91
     Noncash compensation                 (3,251)       3,251
     Selling, general and administrative   2,424        1,649       5,097
     Interest                                251          168       1,062
     Depreciation and amortization           113           38         909
     Pre-opening and development costs     1,400          842         359
     Provision for loss on note receivable                            250
     Write-down of property and equipment                             327
       Total costs and expenses            1,178        5,948       9,996

OTHER INCOME (LOSS):
     Loss from equity investee                                     (8,500)
     Gain (loss) on sale of assets          (341)                   6,048
        Total other loss, net               (341)                  (2,452)

LOSS FROM OPERATIONS
     BEFORE DEFERRED INCOME TAX AND
           MINORITY INTEREST                (647)      (5,763)     (7,024)

DEFERRED INCOME TAX                                                (6,375)

NET LOSS BEFORE MINORITY INTEREST           (647)      (5,763)    (13,399)

MINORITY INTEREST                            235

NET LOSS                                    (412)      (5,763)    (13,399)

DIVIDENDS ON PREFERRED STOCK                6,194                   2,861

LOSS APPLICABLE TO COMMON SHARES         $ (6,606)    $(5,763)   $(16,260)

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING, basic and diluted        18,679      16,770      14,966

LOSS PER COMMON SHARE, basic and diluted $   (.35)    $  (.34)   $  (1.09)

   See accompanying notes to consolidated financial statements

                     ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Years Ended December 31, 2000, 1999 and 1998
                        (In thousands, except for per share data)


                                                                                                           Common
                     Preferred Stock   Preferred Stock    Preferred Stock                     Capital in   Stock
                        Series B          Series C           Series D         Common Stock    Excess of    To be    Accumulated
                    Shares    Amount   Shares    Amount   Shares    Amount  Shares    Amount  Par Value    Issued   Deficit

Balances,
 December 31, 1997    821      $  8               $  --              $  --     14,406  $  145   $ 61,259    $ 1,391  $(53,970)
 Preferred stock
  issued in
  settlement of
  due to affiliate                        135         1                                            9,728
 Common stock issued
  in settlement of
  preferred stock
  dividend payable                                                                 777      7      1,384     (1,391)
 Preferred stock
  dividend payable
  in common stock                                                                                             2,861     (2,861)
 Net loss                                                                                                              (13,399)
Balances,
 December 31,1998    821           8      135         1                        15,183     152     72,371      2,861    (70,230)
Common stock issued
 in settlement
 of preferred stock
 dividend payable                                                               1,605      16      2,845     (2,861)
Common stock issued
 from exercise
 of warrants                                                                       15                 60
Common stock to be
 issued in
 settlement of
 certain
 liabilities                                                                                                     50
Noncash
 compensation                                                                                      3,251
Net loss                                                                                                                 (5,763)
Balances,
 December 31, 1999    821           8       135         1                      16,803     168     78,527         50     (75,993)
Preferred stock
 issued in private
 placement                                                       4         0                       3,867
Preferred stock
 converted to
 common stock                                                   (2)             1,387      14        (14)
Common stock
 issued from
 exercise of
 options                                                                          135       1        147
Preferred stock
 dividend payable
 in common stock                                                                2,393      24      6,170                 (6,194)
Common stock
 issued in
 settlement of
 certain liabilities                                                               30                 50        (50)
Warrant issued                                                                                       213
Noncash compensation                                                                              (3,251)
Compensation expense,
 services contributed                                                                                250
Net loss                                                                                                                   (412)
Balances,
 December 31, 2000    821      $   8       135     $   1         2   $   0     20,748  $  207    $85,959      $   --   $(82,599)


                  See accompanying notes to consolidated financial statements

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
            Years Ended December 31, 2000, 1999 and 1998
              (In thousands, except for per share data)


                                               2000      1999      1998
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                              $     (412)$  (5,763)$  (13,399)
     Adjustments to reconcile net loss
        to net cash used in operating
        activities:
       Minority interest                         (235)      --         --
       Depreciation and amortization              113        38       909
       Noncash compensation                    (3,251)    3,251        --
       Interest amortized on loan discount         29        --        --
       Provision for loss on note receivable       --        --       250
       Other compensation adjustment              250        --        --
       Deferred tax                                --        --     6,375
       Loss from equity investee                   --        --     8,500
       (Gain) loss on sale of assets              341        --    (6,048)
       Write-off of property and equipment         --        --       327
       Changes in operating assets and
         liabilities:
         (Increase) decrease in other
           current assets                        (574)       81       388
         Increase (decrease) in accounts
           payable and accrued expenses           (86)      360    (2,824)
         Increase (decrease) in accrued
           payroll and related liabilities        126        75      (398)

NET CASH USED IN OPERATING
     ACTIVITIES                                (3,699)   (1,958)   (5,920)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Hotel construction costs                      --        --    (1,086)
     Purchases of property and equipment       (3,087)     (385)
     Payment on note receivable                    --        --      (250)
     Proceeds from hotel construction escrow       --        --     1,700
     Proceeds from sale of assets,
       net of related costs                        --        --    11,388
     Proceeds from (payments for) deposits
       and other assets                          (771)      (39)       13

NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                   (3,858)     (424)   11,765

CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital contributed by holders of
      minority interest                         1,321        --        --
     Proceeds from sale of preferred
      stock, net                                3,867        --        --
     Payments to affiliate                         --        --    (3,294)
     Proceeds from exercised warrants
      and stock options                           148        60        --
     Proceeds from long-term debt and
      warrants, net of loan costs               2,020       650
     Payments on long-term debt                    --      (701)     (925)

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                    7,356         9    (4,219)

NET INCREASE (DECREASE) IN CASH                  (201)   (2,373)    1,626

CASH, beginning of year                         1,464     3,837     2,211

CASH, end of year                          $    1,263  $  1,464  $  3,837


     See accompanying notes to consolidated financial statements

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS -- (Continued)
            Years Ended December 31, 2000, 1999 and 1998
              (In thousands, except for per share data)



                                                     2000      1999      1998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION, cash paid for interest
   during the year. . . . . . . . . . . . .        $    110  $    158 $     425

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

     Increase in other liabilities related to
      an investment in real property which
      the Company received from an affiliate .     $    456

     Issuance of stock warrants with debt. . .     $    213

     Common stock to be issued in
        settlement of certain liabilities. . . . .           $     50

     Increase in other current assets related to
        receivable from sale of equipment. . . . . $     35

     Restructuring and conversion of
       Bryanston obligations:
       Issuance of preferred stock . . . . . . . .                     $  9,729

        Mortgage on Jubilation gaming vessel . . .                     $  3,000

        Extinguishment of debt including
          accrued interest of $3,098 . . . . . . .                     $ 12,729

     Non-cash consideration received in
        exchange for sale of assets:
        Investment in GCP. . . . . .                                   $  8,500

     Assumption by GCP of net
        proceeds of pre-financing. . . . . . . . .                     $ 17,900

     Assumption by GCP of certain
        accounts payable, accrued
        expenses, payroll liabilities
        and capital lease obligation . . . . . . .                     $  2,000

     Common stock issued in settlement
       of preferred stock dividends . . . . . .  $    6,194  $   2,861 $  1,391

    Increase in property and equipment
       included in Accounts payable . . . . . .  $    1,110



      See accompanying notes to consolidated financial statements

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except for per share data)


Note 1. Nature of Business

    Alpha Hospitality Corporation (the "Company"), incorporated in Delaware on March 19, 1993, was engaged in the ownership and operation of a gaming vessel in Greenville, Mississippi, which was operated by the Company's wholly-owned subsidiary, Alpha Gulf Coast, Inc. ("Alpha Gulf"), and the construction of an adjacent hotel which was handled through the Company's wholly-owned subsidiary, Alpha Greenville Hotel, Inc. ("Greenville Hotel"). On March 2, 1998, the Company sold substantially all of these assets to Greenville Casino Partners, L.P. ("GCP") (see Note 3). Included in the consideration, the Company received a 25% limited partnership interest in GCP, whose assets include an additional casino and hotel located in Greenville, Mississippi. In October 2000, the Company became a 75% member of Alpha Florida Entertainment, L.L.C.
("Alpha Florida LLC"). In November 2000, Alpha Florida LLC, launched its gaming day cruise vessel (the Ella Star Casino ("Ella Star")) operations out of Miami-Dade County's Haulover Beach Park and Marina adjacent to Bal
Harbour, Florida.

    In addition, the Company is pursuing additional gaming-related and other opportunities through its other wholly-owned subsidiaries: Alpha St. Regis, Inc. ("Alpha St. Regis"), Alpha Missouri, Inc. ("Alpha Missouri"), Alpha Monticello, Inc. ("AMI"), Alpha Rising Sun, Inc.("Alpha Rising Sun"), Jubilation Lakeshore, Inc. ("Jubilation Lakeshore") (including Jubilation Lakeshore's 93% owned subsidiary Casino Ventures, L.L.C. ("Casino Ventures") (see Note 7)), Alpha Entertainment, Inc.("Alpha Entertainment"), Alpha Casino Management, Inc. ("Alpha Casino") and Alpha Peach Tree Corporation ("Alpha Peach Tree").

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

                                             Estimated
                                             Useful
                      Assets                 Lives

          Boat and improvements              20 years
          Leasehold and improvements         10-20 years
          Gaming equipment                   5-7 years
          Furniture, fixtures and equipment  5-7 years


    Investments. The Company's 25% limited partnership interest in GCP is being accounted for under the equity method of accounting. Accordingly, the investment is recorded at cost and adjusted by the Company's proportionate share of GCP's undistributed earnings or losses (see Note 3). The Company's 5% investment in real property holdings on Monticello Raceway is being accounted for under the cost method of accounting.

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

    The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options and warrants is antidilutive,they have been excluded form the Company's computation of loss per common share. Therefore, basic and diluted loss per common share for the years ended December 31, 2000, 1999 and 1998 were the same.

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

    Promotional Allowances. Promotional allowances primarily consists of food and beverage furnished gratuitously to customers. Revenues do not include the retail amount of food and beverage of $44 and $496 for the years ended December 31, 2000 and 1998, respectively, provided gratuitously to customers. The cost of these items of $39 and $418 for the years ended December 31, 2000 and 1998, respectively, are included in casino expenses.

    Fair Value of Financial Instruments. The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the consolidated balance sheets at December 31, 2000 and 1999.

    Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


    Reclassifications. Certain prior year amounts have been reclassified to conform to the 2000 presentation.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --
                (Continued)
 (In thousands, except for per share data)

Note 3.  Sale of Assets

    On March 2, 1998, the Company sold substantially all of the assets of Alpha Gulf and Greenville Hotel, including the casino barge, boarding barge, related gaming and other equipment, furniture and improvements and related permits, licenses, leases and other agreements to GCP for approximately $40,200. Specifically, the Company received cash of $11,800 and a 25% limited partnership interest in GCP.  Additionally, GCP assumed approximately $2,000 of certain accounts payable, accrued expenses, payroll liabilities and a capital lease obligation and the Company's obligations to repay the net proceeds from
certain financing of $17,900.   The Company recognized a gain on the sale of
$6,048.

    Subsequent to the acquisition of substantially all of the assets of Alpha Gulf and Greenville Hotel, management was advised that GCP incurred significant operating losses resulting in a substantial working capital deficiency and a
partners' deficiency through December 31, 1998.   In light of these developments
and in accordance with its policy on impairment of long-lived assets, the Company adjusted the carrying value of its remaining 25% limited partnership interest in GCP to zero in 1998.

Note 4. Property and Equipment

    At December 31, 2000 and 1999, property and equipment is comprised of the following (see Note 8):


                                   2000      1999
          Boat and improvements   9,034  $  5,322
          Leasehold and
           improvements              88        82
          Gaming equipment        2,224     3,023
          Furniture, fixtures
           and equipment          1,970     1,837
                                 13,316    10,264
          Less accumulated
           depreciation
           and  amortization      4,622     5,287
          Less amounts
           included in assets
           of Casino Ventures
           (see Note 7)           6,383     4,529
                                $ 2,311   $   448


           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              (In thousands, except for per share data)

 Note 5. Long-Term Debt

Long-term debt at December 31, 2000 and 1999 was comprised of the following:


                                                 Interest
                                                  Rate       2000       1999
     Loan payable. . . . . . . . . . . . . .         4%    $  1,066   $    --

     Loan payable to a director of the Company,
          due in April 2002. . . . . . . . .         8%         804

     Note payable to Bryanston Group, Inc.
          ("Bryanston"), an affiliate,  with
          interest payable monthly and
          principal payments, commencing
          January 1, 2001, not to exceed
          $1,000 per annum, with any unpaid
          balance due at maturity in April 2005.
          Bryanston has agreed, subject to certain
          terms and conditions, to subordinate its
          rights to repayment of principal and
          to payment of cash dividends to the prior
          payment of amounts due to the holders of
          the preferred stock, series D (see
          Notes 8 and 9). . . . . . . . . .         8%        1,407      1,407

    Mortgage note collateralized by the Company's
        inactive vessel (see Note 7) with
        interest payable monthly and principal
        due in January 2001 . . . . .               8%          650        650

    Promissory note payable, due March 2001. . . .  6%           29
                                                              3,956      2,057
     Less amounts included in liabilities of Casino
       Ventures (see Note 7). . . .                           1,483        650
                                                          $   2,473    $ 1,407


     Aggregate future required principal payments of long-term debt are as follows:

     Years Ending December 31:
            2001 . . . . . . $   679
            2002 . . . . . .     804
            2003 . . . . . .   1,250
            2004 . . . . . .
            2005 . . . . . .   1,407
                             $ 4,140

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              (In thousands, except for per share data)


Note 6. Accounts Payable and Accrued Expenses

     At December 31, 2000 and 1999, accounts payable and accrued expenses are comprised of the following:


                                   2000      1999

     Property and equipment     $ 1,110   $    --
     Due to GCP                      --       462
     Insurance                      167       202
     Accrued professional fees      280       221
     Accrued interest               114        13
     Other                          576       283
     Less amounts included in
         liabilities of
         Casino Ventures
         (see Note 7)               918        60
                                $ 1,329  $  1,121


Note 7. Investment in Casino Ventures, L.L.C.

     On July 8, 1999, the Company contributed its inactive vessel, Jubilation, to Casino Ventures (see Notes 1, 4 and 5). At the time of the contribution, the vessel (including gaming equipment, furniture and other items) had a net book value of $4,149. In exchange, the Company received $150 in cash, a promissory note of $1,350 and a membership interest in Casino
Ventures. The promissory note accrues interest at an initial rate of 8.75% per annum, payable quarterly, with the principal balance due July 8, 2002. The initial interest rate of 8.75% is adjusted daily to prime plus one percent with a minimum rate of 8.75%. Upon repayment of the promissory note and certain other funding to the venture, the Company's membership interest in Casino Ventures decreases from its current percentage of 93% to 15%. The consolidated financial statements of the Company includes the accounts of Casino Ventures until such time as the Company's membership interest decreases to less than 50%. A director of the Company is a member in Casino Ventures and serves as its General Manager. That director advanced funds to Casino Ventures in 1999 and 2000 that were used for site and vessel improvements. As of December 31, 2000, the loan payable to the director amounted to $804. The loan accrues interest at 8% and matures April 2002.
In addition, $100 and $12 of the Casino Ventures start up costs in 2000 and 1999, respectively, were paid to entities in which the director has an ownership interest. During the years ended December 31, 2000 and 1999, the Company capitalized $1,859 and $364 of costs, respectively, related to the refurbishment of the vessel and improvement to its site in Tunica, Mississippi and incurred $268 and $100 of start-up costs, respectively. Additionally, during the year ended December 31, 1999, the vessel was used as collateral to obtain funding of $650 towards the aforementioned costs of Casino Ventures (see Note 5).
Total interest expense on Casino Venture debt for 2000 and 1999 amounted to $79 and $22, respectively. Pursuant to an amendment agreement effective
April 18, 2000, the total maximum borrowings allowed to be collateralized by the vessel is $1,000.

     At December 31, 2000 and 1999, assets and liabilities of Casino Ventures consisted of the following:


                                   2000      1999
Assets:
       Property and equipment  $  6,383  $  4,529
       Deposits                      54        50
       Other                         11         8
                                  6,448     4,587
Current liabilities:
       Long-term liability,
        current maturities          679
       Accounts payable and
        accrued expenses            918        60
                                  1,597        60
Long-term liabilities,
     Long-term debt, less
      current maturities       $    804  $    650


ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --
               (Continued)
(In thousands, except for per share data)

Note 8. Commitments, Contingencies and Related Party Transactions

       The Company, through its wholly-owned subsidiary, AMI, is party to a General Memorandum of Understanding (the "Memorandum") with Catskill Development, LLC ("CDL" and, collectively with AMI, the "Parties") dated December 1, 1995, which among other things, provided for the establishment of Mohawk Management, LLC ("MML"), a New York limited liability company, for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the St Regis Mohawk Indian Tribe (the "Mohawk Tribe"). The Memorandum also sets forth the general terms for the funding and management obligations of CDL (25% owned by Bryanston) and AMI with regard to MML. In January 1996, MML was formed with each of CDL and AMI owning a 50% membership interest in MML. On July 31, 1996,
MML entered into a Gaming Facility Management Agreement with the Mohawk Tribe (the "Management Contract") for the management of a casino to be built on the current site of the Monticello Raceway in Monticello, New York (the "Monticello Casino"). Among other things, the Management Contract provided MML with the exclusive right to manage the Monticello Casino for seven (7) years from its opening and to receive certain fees for the provision of management and related services.

       By its terms, the Memorandum between CDL and AMI terminated on December 31, 1998, since all of the governmental approvals necessary for the construction and operation of the Monticello Casino were not obtained by MML. The Management Contract between MML and the Mohawk Tribe contains no such provision. Additionally, the Memorandum was silent as to the effect of such termination on the continued existence of MML on the Parties' respective 50% membership interests therein or on the Management Contract.
On December 28, 1998, AMI filed for arbitration, as prescribed by the Memorandum, to resolve certain disputes between the Parties.

       In July 2000, the Parties completed a final settlement agreement whereby AMI will be entitled to receive 40% of any basic management fee income and 75% of any service fee income accruing from the operation of any Native American casino facility development at Monticello Raceway. The net result of the settlement entitles AMI to receive approximately 47% of all management fee and service income derived from the underlying management contract. The original agreement contemplated an arrangement specific to the Mohawk Tribe while the settlement agreement covers all prospective federally recognized Native American Nations. Accordingly, Alpha Casino Management Inc. ("ACM") and Monticello Casino Management, L.L.C. ("MCM") were formed to facilitate such potential non-Mohawk Tribe arrangements.

       As part of and in conjunction with such settlement, AMI acquired five percentage points of Bryanston's ownership interest in its real property holdings at the Monticello Raceway for $456 plus consideration if the asset is liquidated. That holding includes the Raceway's building and equipment and approximately 200 acres of land. Bryanston has agreed to defer payment of this liability until the earlier of the liquidation of the asset or January 2002.
The $456 is included in other assets and liabilities on the consolidated balance sheet as of December 31, 2000. Additionally, Bryanston has agreed to transfer its 25% ownership in the Raceway's parimutuel operations to AMI. Under the previous agreement, AMI did not participate in any of these sources of revenue.
For the year ended December 31, 2000, the Company's share of the Raceway's parimutuel operations amounted to $72. Included in deposits and other assets as of December 31, 2000 and December 31, 1999, the Company capitalized
$2,047 and $1,366, respectively towards the design, architecture and other costs of the development plans for the proposed Monticello Casino.

       On April 6, 2000, in a letter to New York Governor George
Pataki, the U.S. Department of the Interior and its Bureau of Indian Affairs (the "Department") forwarded its initial Two-Part Determination, which included the Department's findings that: 1) the Monticello Casino was in the best interests of the Mohawk Tribe; and 2) there was local support for the project. The Department has requested the Governor's concurrence in its findings. Such concurrence is an integral step in establishing the trust lands on which the proposed casino would be developed. On April 19, 2000, MML received a letter from the National Indian Gaming Commission asking for additional information as it was completing its review of the underlying management and development agreements. As explained below, on June 5, 2000, MML notified the Department of the purported abandonment of the project by the Mohawk
Tribe.

       On April 22, 2000, the Company was made aware of a purported letter agreement between the Mohawk Tribe and Park Place Entertainment ("PPE"), which agreement (with two irrelevant exceptions) would purportedly give PPE the exclusive

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --
               (Continued)
(In thousands, except for per share data)


Note 8. Commitments, Contingencies and Related Party Transactions
(CONTINUED)

rights to develop and manage any casino development the Mohawk Tribe may have in the State of New York. The validity of the aforementioned purported agreement is not clear at this time. On November 13, 2000, MML and CDL (collectively the "Plaintiffs") joined in a suit filed against PPE, alleging entitlement to substantial damages as a consequence of, among other things, PPE's purported interference in the Plaintiffs' proposed casino in Monticello.

       The Company is obligated under operating leases relative to real property and equipment expiring through 2005. The Company made $392 of refundable payments to a lessor in connection with certain of these leases. The $392 receivable from that lessor is included in other current assets as of December 31, 2000. Future aggregate minimum annual rental payments under all of these leases are as follows:

       Years Ending December 31:

       2001. . . . . . . . . .$   1,505
       2002. . . . . . . . . .    1,500
       2003. . . . . . . . . .    1,395
       2004. . . . . . . . . .      383
       2005. . . . . . . . . .      116
                              $   4,899


       Rent expense under these operating and terminated leases amounted to $533, $375 and $501 for the years ended December 31, 2000, 1999 and 1998, respectively.

       The Company is obligated under an employment contract with its Chairman and Chief Executive Officer ("CEO").Under this agreement, the
Company accrues deferred compensation of $250 per year. The agreement is automatically renewable for successive twelve-month periods, unless either party shall advise the other on ninety days written notice of his or its intention not to extend the term of the employment. In the event of termination of employment, the CEO will be retained to provide consulting services for two years at $175 per annum. The CEO has agreed to waive his rights to receive the $250 salary for the year 2000. The Company has reflected this waiver as a $250 increase in capital in excess of par value for services contributed. As of December 31, 2000 and 1999, deferred compensation payable to the CEO was approximately $1,530. During 1999, the Company agreed to afford the CEO the right to convert up to $2,000 of deferred compensation payable into up to 1,000 shares of the Company's common stock at a stock price of two dollars per share, the closing price on the agreement date. The CEO's right to convert deferred compensation to the Company's common stock shall only be exercisable if he continues to defer his salary and he remains employed through and including April 2002, or such later date as the Board of Directors may determine. In addition, these conversion rights shall not be exercisable before April 2002. During the year ended December 31, 1999, the Company recorded a noncash compensation charge of $3,251 reflecting the increase in the market price of the Company's common stock from the date of the agreement to the end of 1999. The $3,251 charge was reversed in 2000 to reflect the decrease in the market price of the Company's common stock during the year.

       On September 30, 1999, the CEO agreed to defer all cash
payments owing pursuant to his employment contract with the Company until January 1, 2001, and further deferred in December 2000, until April 2002. This includes the $1,530 payable as of December 31, 2000, and future amounts accruing to the CEO. This does not effect the CEO's rights to convert up to $2,000 of deferred compensation payable into up to 1,000 shares of the
Company's common stock.   Additionally, a former officer of the Company
also has agreed to defer all cash payments against a $266 liability owing pursuant to his previous employment contract with the Company until January
1, 2001 and in December 2000, agreed to further defer such cash payments until April 2002. Accordingly, other liabilities, on the Company's consolidated balance sheet as of December 31, 2000 and 1999, includes $1,796 of deferred compensation payable.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --
               (Continued)
(In thousands, except for per share data)


Note 8. Commitments, Contingencies and Related Party Transactions
(CONTINUED)

       To comply with State requirements regarding the Company's 25% partnership interest in Greenville Casino Partners, L.P., the Company has received a finding of suitability from the Mississippi Gaming Commission. The Company's finding of suitability was renewed in November 1999 for a two year period. The Company anticipates renewal of this finding of suitability in November 2001.

       In January 1996, the Company was named as a defendant in an action brought in the Circuit Court of Hinds County, Mississippi (Amos vs
Alpha Gulf Coast, Inc.; Batiste vs Alpha Gulf Coast, Inc.; Ducre vs Alpha Gulf Coast, Inc.; Johnston vs Alpha Gulf Coast, Inc.; Rainey vs Alpha Gulf Coast, Inc.). Based on the theory of "liquor liability" for the service of alcohol to a customer, plaintiffs alleged that on January 16, 1995, a vehicle operated by Mr. Amos collided with a vehicle negligently operated by Mr. Rainey, an individual who was allegedly served alcoholic beverages by the Company. Plaintiffs alleged that they suffered personal injuries and seek compensatory damages aggregating $17,100 and punitive damages aggregating $37,500. On March 1,
2000, mediation took place between the Company's insurance company and plaintiffs Amos, Batiste and Ducre with settlements being reached in all three cases for an aggregate amount of $110, of which $85 was covered by the
Company's insurance.   Although the Company's insurance company has
initiated settlement discussions with plaintiffs Johnston and Rainey, neither case has been settled nor can there be any assurance that settlements can be reached. Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements. The Company believes that the remaining risk referred to in this paragraph is adequately covered by insurance.

     The Company is a party to various other legal actions that have arisen in the normal course of business. In the opinion of the Company's management, the resolution of these other matters will not have a material or adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

       The Company was involved in a dispute with Greenville Casino
Partners, L.P. ("GCP") regarding an agreement dated December 17, 1997. In September 2000, an arbitrator awarded the Company a net amount of $136 in satisfaction of all claims and counterclaims of the dispute. Such amount is included in other current assets as of December 31, 2000 and in other revenues for the year ended December 31, 2000.

       On March 2, 1998, the Company entered into a supervisory hotel management agreement with GCP (see Note 1) for a term of ten years, pursuant to which the Company is entitled to receive $100 per annum for management services, payable monthly. Commencing July 2000, the Company no longer accrues the management fees as the likelihood of collection is remote. Supervisory management fees earned for the years ended December 31, 2000 and 1999, amounted to $50 and $100, respectively.

         On May 12, 1998, with shareholder approval granted in September 1999, the Board approved an annual compensation arrangement whereby each of the three outside directors will receive $6 per annum plus, pursuant to the 1998 Stock Option Plan (see Note 10), options to purchase up to 25 shares, and an additional 15 shares for each committee served upon, of the Company's Common Stock at an exercise price equal to the current market price on the date the option was granted. Accordingly, in 1999 and 1998 the Company granted to its outside directors options to purchase an aggregate amount of up to 150 and 285 shares, respectively, of its Common Stock at an exercise price of $4.25 and $1.063, respectively, per share, which can be exercised any time up to 2009 and 2008, respectively. The amount granted in 1999 is for services to be rendered in the year 2000. The amount granted in 1998 represents options to purchase aggregate amounts of up to 135 and 150 shares for the 1998 and 1999 years of service, respectively. As compensation to its employee directors, in December 1999 and 1998, the Company granted options to purchase an aggregate amount of up to 95 shares of its Common
Stock for each of the 2000, 1999 and 1998 years.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --
(Continued)
 (In thousands, except for per share data)

Note 8. Commitments, Contingencies and Related Party Transactions
(CONTINUED)

       Additionally, in both December 1999 and 1998, pursuant to the 1998 Stock Option Plan as approved by the Company's shareholders in September 1999, the Company granted to the Company's Chairman options to purchase 250 shares of the Company's common stock. All of the options to purchase the Company's common stock under the 1998 Plan, which were granted in 1998 to its outside and employee directors, excluding the Chairman, are exercisable at a price per share equal to the closing NASDAQ bid prices on the dates of the grants in December 1999 and 1998 of $4.25 and $1.063, respectively. The exercise price for the 250 options granted in 1999 and 1998 to the Chairman to purchase the Company's common stock are exercisable at prices per share of $4.25 and $1.13, respectively, which is equal to 100% and 110%, respectively, of the closing NASDAQ bid prices on the dates of the grants in December 1999 and 1998 (see Note 10).

       On September 15, 1998, $250 was advanced to Southern Classic,
Inc. ("Southern") pursuant to a 9 1/4% promissory note maturing January 30, 1999. Southern defaulted on its payment in January 1999 and filed for bankruptcy in February 1999. Accordingly, a $250 reserve was recorded as of December 31, 1998. A member of the Board of Directors of the Company formerly served as Southern's Chief Financial Officer.

       A director of the Company is a partner in a law firm that provides legal services to the Company. Fees to such firm in the years ended December 31, 2000, 1999 and 1998, has been recorded at approximately $200, $204 and $200, respectively, related to general corporate matters.

Note 9. Stockholders' Equity

Activity
       In  June 1998, the Company issued 135 shares of  Series C
Preferred Stock (see description below) in settlement of $9,729 of obligations to Bryanston.

       During 1999 and 2000, 15 and 135 shares, respectively, of the Company common stock was issued upon the exercise of warrants and options.

       During 1999 and 2000, the Company recorded a $3,251 increase and decrease, respectively, to capital in excess of par value to reflect a noncash compensation adjustment (see Note 8). Further, in 2000, the Company's Chairman and CEO's election to waive $250 of salary has been reflected as an increase in capital in excess of par value for contributed services (see Note 8).

       In February 2000, the Company privately sold 4 shares of its 7% convertible Series D Preferred Stock (see description below) for an aggregate price of $3,867 net of closing costs of $133. During 2000, 1.9 shares of Series D Preferred Stock were converted into 1,387 shares of the Company's common stock.

       In August 2000, in connection with certain debt financing with the holder of the Company's Series D Preferred Stock, the Company has allocated $213 as the estimated value of warrants issued in connection with a loan advanced to the Company by such holder.

Descriptions of Preferred Stock and Dividends
       The Company's Series B Preferred Stock has voting rights of eight votes per preferred share, is convertible to eight shares of common stock for each share of preferred stock and carries a dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event the dividend is not paid at the end of the Company's fiscal year (December 31), the dividend will be payable in common stock. On December 17, 1997, the Company declared a 1996 dividend of $1,391, payable in 777 shares of the Company's common stock, which were issued in April 1998. On May 12, 1998, the Company declared a 1997 dividend of $2,861, payable in approximately 1,605 shares of common stock, which were issued in January 1999. On May 12, 2000, the Company declared dividends of $3,097 on the Series B Preferred Stock for both the 1999 and 1998 fiscal years, respectively, amounting to 450 and 1,943, respectively, of shares of the Company's common stock. These shares were issued in July 2000. As of December 31, 2000, dividends in arrears on the Series B Preferred Stock, amounted to approximately 3,167 shares.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --
               (Continued)
(In thousands, except for per share data)

Note 9. Stockholders' Equity (CONTINUED)

       The Series C Preferred Stock has voting rights of twenty-four votes per preferred share, is convertible into twenty-four shares of common stock and carries a dividend of $5.65 per share. In addition, the terms of the preferred shares include a provision allowing the Company the option of calling the preferred shares based upon the occurrence of certain capital events that realize a profit in excess of $5,000. As of December 31, 2000, dividends in arrears on the Series C Preferred Stock, amounted to approximately $382, $763 and $763 for 1998, 1999 and 2000, respectively.

       The Series D Preferred Stock is convertible into shares of the Company's common stock at a conversion price of the lesser of $6 per share or a price based upon the prevailing market price of the Company's common stock, and accrues dividends at a rate of 7% per annum. In the event the preferred stock is not converted into shares of the Company's stock by February 8, 2005, there will be a mandatory redemption at that time, payable in shares of the Company's common stock at the same aforementioned conversion price.
The dividends are payable in arrears on the earlier of the date of conversion of a share of Series D Preferred Stock or the date of redemption. At the Company's option, the dividends are payable in the form of cash or shares of the Company's common stock. The maximum aggregate total number of shares of the Company's common stock issuable relative to the conversions and payments of dividends is 3,300 shares. In the event such limitation prevents the conversion of any Series D Preferred Stock, the dividend rate will increase to 15% per annum to be payable in cash in arrears, semi-annually on June 30 and December 31. The Series D Preferred Stock has no voting rights prior to its conversion into common stock.

Note 10. Stock Options and Warrants

1998 and 1993 Stock Option Plans
       In May 1998 and June 1993, the Company's Board of Directors adopted the 1998 (see Note 8) and 1993 Stock Option Plans providing for incentive stock options and non-qualified stock options. The Company has reserved 4,000 and 900 shares of common stock for issuance upon the exercise of options to be granted under the 1998 and 1993 Stock Option Plans, respectively. The exercise price of an ISO or NQSO will not be less than 100% of the fair market value of the Company's common stock at the date of the grant. The maximum term of each option granted under the Plan is ten years, however, options granted to an employee owning greater than 10% of the Company's common stock will have a maximum term of five years.

       In October 2000 and December 1998, the Company determined that the purposes of the Stock Option Plans were not being adequately achieved with respect to those employees and consultants holding options that were exercisable at prices above current market value and that it was in the best interests of the Company and its shareholders that the Company retain and motivate such employees and consultants. Therefore, in order to provide such optionees the opportunity to exchange their above market value options for options exercisable at the current market value in 2000 and 1998, respectively, the Company cancelled all outstanding options , not "in the money" at the respective dates, and reissued the options at an exercise price of $1.375 and $1.063, respectively, the closing NASDAQ bid prices on October 12, 2000 and December 12, 1998.

       On November 30, 2000, the Company repriced certain stock options which, under Financial Accounting Standards Board Interpretation Number 44 ("FIN44"), requires them to be accounted for under variable plan accounting. The application of FIN 44, which was effective July 1, 2000, can result in the recognition of non-cash compensation expense. Although there was no compensation expense in the year ended December 31, 2000 as a result of applying FIN 44, FIN 44 could result in significant future non-cash compensation expense.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --
               (Continued)
(In thousands, except for per share data)


Note 10. Stock Options and Warrants (CONTINUED)

       The following table summarizes common stock option activity, excluding the simultaneous cancellations and reissuances on November 30, 2000, as noted above:


                                                       Weighted
                                                       Average
                                         Range of      Exercise
                             Number of   Exercise      Price Per
                             Shares      Price         Share

Options outstanding at
   December 31, 1997           409       $1.063-$1.375    $1.090
      Granted                1,065       $1.063-$1.17      1.088
      Cancelled               (200)      $1.063-2.000      1.063

Options outstanding at
   December 31, 1998         1,274       $1.063-1.375     $1.088
      Granted in 1999        1,389       $1.375            1.375

Options outstanding at
   December 31, 1999         2,663       $1.063-1.375     $1.238
       Exercised in 2000       135       $1.063-2.000     $1.098

Options outstanding at
    December 31, 2000        2,528       $1.063-1.375     $1.245


       The following table summarizes information regarding stock options outstanding at December 31, 2000:


                     Options Outstanding                 Options Exercisable
                                Weighted      Weighted
                  Number        Average       Average   Number       Weighted
      Range of    Outstanding   Remaining     Exercise  Exercisable  Average
      Exercise    at            Contractual   Price Per at           Exercise
      Prices      Dec 31, 2000  Life in Years Share     Dec 31, 2000 Price

      $1.063            876         6.67      $1.063       876        $1.063
       1.17             250         7.92       1.17        250         1.17
       1.375          1,402         8.60       1.375     1,327         1.375


       ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --
                (Continued)
 (In thousands, except for per share data)


Note 10. Stock Options and Warrants (CONTINUED)
Other Stock Options
       During the years ended December 31, 2000, 1999 and 1998, options to purchase 348, 50 and 600 shares, respectively, of the Company's common stock at exercise prices of $5.375, $5.00 and $14.00, respectively, expired. No other options were outstanding at December 31, 2000.

Warrants
       In conjunction with its November 1993 initial public offering, the Company issued 863 redeemable common stock purchase warrants at $.10 per warrant. Each warrant entitled the holder to purchase one share of common stock at the exercise price of $12.00, commencing in November 1993 until November 1998. In September 1998, the expiration date was extended to December 31, 2001 and the exercise price was amended to $4.00 through December 31, 2000 and to $6.00 through December 31, 2001. During the year ended December 31,
1999, 15 warrants were exercised.  In connection with a loan to the Company
(see Note 6), the holder of the Company's Series D Preferred Stock (see Note 9) received 125 warrants exercisable at a price of $2.40 per share, which expire in July 2003. As of December 31, 2000, 973 warrants were outstanding, including the 125 warrants outstanding to the holder of the Company's Series D Preferred Stock.

Pro forma Information
       The Company complies with the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Company's Stock Option Plans.
Had compensation cost for such Plans been determined based on the fair value at the grant date of awards in the years ended December 31, 1999 and 1998 consistent with the provisions of SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:



                                  1999      1998
     Net loss, as reported    $ (5,763)$ (16,260)
     Net loss, pro forma        (9,918)  (17,473)
     Loss per common share,
        basic and diluted
        as reported               (.34)    (1.09)
     Loss per common share,
        basic and diluted,
        pro forma                 (.59)    (1.17)


       Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expensed on future years.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: volatility was calculated at 114% for 1999 and 100% for 1998; risk-free interest rate of five percent for 1999 and 1998; no dividend yield and option life of ten years.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --
                (Continued)
 (In thousands, except for per share data)

Note 11. Income Taxes

     The Company and all of its subsidiaries file a consolidated federal income tax return. At December 31, 2000 and 1999, the Company's deferred income tax asset is comprised of the tax benefit associated with the following items based on the statutory tax rates currently in effect:

                                            2000             1999
     Net operating loss
       carryforwards . . . . .         $   18,236          $  19,310
     Differences between financial
       and tax bases of assets and
       liabilities . . . . .                7,758              7,756
     Other             . . . . . . . .        277                385
     Deferred income tax asset,
       gross           . . . . . . . .     26,271              27,451
    Valuation allowance. . . . . . . .    (26,271)            (27,451)
     Deferred income tax asset, net    $       --          $       --


       During 1998, upon termination of its obligation under a lease in Lakeshore, Mississippi, the Company exercised a tax write-off of leasehold and improvements, written-off for book purposes in 1996. The tax write-off from operations and 1998 losses exceeded the tax gain generated by the sale of assets.Consequently, the Company did not utilize any of its net operating loss carryforwards during 1998. These events skewed deferred (taxes) benefit in relationship to loss before deferred (taxes) benefit in the year ended December 31, 1998.

       As of December 31, 2000, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $45,590 expiring in the years 2008 through 2020.

Note 12.  Liquidity

       The Company has incurred and current net losses of approximately $82,599 and $412, respectively, used approximately $2,589 in operations during 2000 and has a working capital surplus (excluding Casino Ventures which is not expected to be paid by the Company during the next twelve months) of approximately $452 at December 31, 2000. While the Company's 2000 efforts were geared primarily at capital raising and pre-opening activities relating to the November 2000 launching of the Ella Star, the Company anticipates positive cash flows from the Ella Star during 2001. Further, the Company anticipates the 2001 repayment of the $1,350 promissory note and all other advances to Casino Ventures (see Note 7) and an approximate $250 cash infusion from the minority member of Alpha Florida LLC. Long-term liquidity is dependent on the Company's ability to attain profitable operations.

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              (In thousands, except for per share data)

Note 13. Unaudited Quarterly Data


                                        First     Second    Third     Fourth
                                        Quarter   Quarter   Quarter   Quarter
       2000
        Total revenue. . . . . .       $    36   $     52  $    132  $    652
        Net loss applicable
            to common shares . . . . . $  (129)  $ (4,444) $   (120) $ (1,913)
        Net loss per common
            share. . . . . . . .       $  (.01)  $   (.26) $   (.01) $   (.07)


       1999
        Total revenue. . . . . .       $    43   $     27  $     25  $     90
        Net loss applicable
            to common shares . . . . . $  (495)  $   (828) $   (706) $ (3,734)
        Net loss per common
            share. . . . . . . .       $  (.03)  $   (.05) $   (.04) $   (.22)


SCHEDULE II

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                  VALUATION AND QUALIFYING ACCOUNTS
            Years Ended December 31, 2000, 1999 and 1998
                           (In thousands)



                                   Additions
                      Balance at   Charged to   Charged               Balance
                      Beginning    Costs and    to Other              at End
     Description      of Year      Expenses     Accounts   Deductions of Year
Year Ended
 December  31, 1998:   $   635          --          --          --        635
   Allowance for
    doubtful  accounts

Year Ended
 December 31, 1999:    $   635          --          --          --        635
   Allowance for
    doubtful accounts

Year Ended
 December 31, 2000:    $   635          --          --          --        635
   Allowance for
    doubtful accounts

Year Ended
 December  31, 1998:   $    --         250         --          --         250
   Allowance for
    doubtful note

Year Ended
 December 31, 1999:    $   250          --         --          --         250
 Allowance for
   doubtful note

Year Ended
 December 31, 2000:
 Allowance for
  doubtful note        $   250          --         --          --         250


EXHIBIT 23(a)

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the registration statements of Alpha Hospitality Corporation on Forms S-3 (File Nos. 333-45610, 333-33204, 333-39887 and 333-43861), S-8 (File Nos. 333-37293 and 333-90611) and Post
Effective Amendment of Form S-3 to Registration State on Form SB-2 (File no. 33-64236) of our report dated February 23, 2001, on our audits of the consolidated financial statements and financial statement schedule of Alpha Hospitality Corporation as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998, which report is included in this Annual Report on Form 10-K.

/S/ ROTHSTEIN, KASS & COMPANY, P.C.

ROSELAND, NEW JERSEY
March 30, 2001