Form 10-Q
period 2001-03-31
ALPHA HOSPITALITY CORP
filed 2001-05-11
CIK 906780

U. S. SECURITIES AND EXCHANGE COMMISSION
        WASHINGTON, D.C.  20549
              FORM 10-Q


X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001


Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


Commission file number 1-12522

          ALPHA HOSPITALITY CORPORATION
(Exact name of registrant as specified in its charter)

   Delaware             13-3714474
(State or other      (I.R.S. Employer
jurisdiction of    Identification Number)
incorporation
or organization)


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

    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 10, 2001

Common Stock, $0.01 par value: 24,138,759 shares

 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                  INDEX


PART I    FINANCIAL INFORMATION        PAGE NO.

Item 1.   Financial Statements (Unaudited)

Consolidated Balance Sheets as of
  March 31, 2001 and December 31, 2000 . .     1

Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2000 ...2

Consolidated Statements of Cash Flows for the
 Three Months Ended March 31, 2001 and 2000 .. 3

Notes to Consolidated Financial Statements  4-11

Item 2.   Management's Discussion and Analysis
 of Financial Condition and Results of
 Operations . . . . . . . . .              12-17




PART II                                        OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . .18

          Signatures . . . . . . . . . . . .19


All items that are not applicable or to which the answer is negative have been omitted from this report.

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                 (in thousands, except per share data)

                                                 March 31,      December 31,
                                                    2001             2000
                                ASSETS
CURRENT ASSETS:
  Cash    . . . . . . . . . . . . . . . . .      $    706 $        1,263
  Other current assets. . . . . . . . . . .           118            696
     Total current assets. . . . . . . . . . . . .    824          1,959

PROPERTY AND EQUIPMENT, net. . . . . . . . . . . .  2,268          2,311

ASSETS OF CASINO VENTURES. . . . . . . . . . . . .  6,513          6,448

DEPOSITS AND OTHER ASSETS. . . . . . . . . . . . .  2,849          2,815
                                                 $ 12,454     $   13,533


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses. .      $   1,399     $    1,329
  Long-term debt, current maturity . . . .            300
  Accrued payroll and related liabilities.            123            178
  Current liabilities of Casino Ventures .          1,329          1,597
  Other current liability. . . . . . . . .            455
     Total current liabilities . . . . . .          3,606          3,104

LONG-TERM DEBT, less current maturity. . .          2,491          2,473

OTHER LIABILITIES. . . . . . . . . . . . .          2,096          2,490

LONG-TERM LIABILITIES OF CASINO VENTURES .          1,234            804

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST. . . . . . . . . . . . .            801          1,086

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 75,000 shares
    authorized, 20,746 and 20,748 issued and
    outstanding in 2001 and 2000, respectively . .    207            207
  Preferred stock, 5,000 shares authorized:
     Series B, $.01 par value, 821 issued
       and outstanding . .                              8              8
     Series C, $.01 par value, 135 issued
       and outstanding . .                              1              1
     Series D, $.01 par value, 1.95 issued
       and outstanding. .                               0              0
  Capital in excess of par value . . . . .         85,955         85,959
  Accumulated deficit. . . . . . . . . . .        (83,945)       (82,599)
     Total stockholders' equity. . . . . .          2,226          3,576
                                                $  12,454     $   13,533

      See accompanying notes to consolidated financial statements

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
              (in thousands, except  for per share data)

                                                      Three Months Ended
                                                           March 31,
                                                       2001            2000
REVENUES:
  Casino                                   . . . $     851      $     --
  Food and beverage, retail and other . . .            131             36
                                                       982             36

COSTS AND EXPENSES:
  Casino                        . . . . . . . .        534
  Food and beverage, retail and other. . . . . . .      32
  Noncash compensation. . . . . . . . . . .                          (466)
  Selling, general and administrative . . .          1,705            420
  Interest                               . . .          94             41
  Depreciation and amortization . . . . . .            191             10
  Pre-opening and development costs . . . .             57            160
     Total costs and expenses . . . . . . .          2,613            165

NET LOSS BEFORE MINORITY INTEREST. . . . . . . . .  (1,631)          (129)

MINORITY INTEREST. . . . . . . . . . . . . . . . .     285

NET LOSS                         . . . . . . . .    (1,346)          (129)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.         20,747         16,947

NET LOSS PER COMMON SHARE, BASIC AND DILUTED     $    (.06)      $   (.01)



      See accompanying notes to consolidated financial statements

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                            (in thousands)


                                                         Three Months Ended
                                                              March 31,
                                                       2001             2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          .$   (1,346)   $     (129)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
       Minority interest. . . . . . . . . .                (285)
       Depreciation and amortization. . . .                 191            10
       Noncash compensation . . . . . . . .                              (466)
       Interest amortized on loan discount.                  18
       Changes in operating assets and liabilities:
          Other current assets. . . . . . .                 589           (44)
          Accounts payable and accrued
             expenses . . . . . . . . . . .                (198)           26
          Accrued payroll and related liabilities.            6            52

NET CASH USED IN OPERATING ACTIVITIES. . . . . . .       (1,025)         (551)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in note receivable. . . . . . . . . . .                       (400)
  Purchases for property and equipment . . . . . .         (224)           (1)
  (Increase) decrease in deposits and other assets . . . .  (34)           21

NET CASH USED IN INVESTING ACTIVITIES. . . . . . .         (258)         (380)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock, net . . . .                    3,867
  Proceeds from (adjustment for previously issued)
     exercised warrants and stock options . . . . . . . . .  (4)          136
  Proceeds from long-term debt and warrants, net of
     loan costs . . . . . .                                 730            30

NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . .          726         4,033

NET INCREASE (DECREASE) IN CASH. . . . . . . . . .         (557)        3,102

CASH, beginning of period. . . . . . . . . . . . .        1,263         1,464

CASH, end of period. . . . . . . . . . . . . . . .    $     706      $  4,566


      See accompanying notes to consolidated financial statementS

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                           (in thousands)


NOTE 1.  NATURE OF BUSINESS

     Alpha Hospitality Corporation (the "Company"), incorporated in Delaware on March 19, 1993, was engaged in the ownership and operation of a gaming vessel in Greenville, Mississippi, which was operated by the Company's wholly-owned subsidiary, Alpha Gulf Coast, Inc. ("Alpha Gulf"), and the construction of an adjacent hotel which was handled through the Company's wholly-owned subsidiary, Alpha Greenville Hotel, Inc. ("Greenville Hotel"). On March 2, 1998, the Company sold substantially all of these assets to Greenville Casino Partners, L.P. ("GCP"). Included in the consideration, the Company received a 25% limited partnership interest in GCP, whose assets include an additional casino and hotel located in Greenville, Mississippi.
In October 2000, the Company became a 75% member of Alpha Florida Entertainment, L.L.C. ("Alpha Florida LLC"). In
November 2000, Alpha Florida LLC, launched its gaming day cruise vessel (the Ella Star Casino ("Ella Star")) operations out of Miami-Dade County's Haulover Beach Park and Marina adjacent to Bal Harbour, Florida.


NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

     Financial Statements - The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles. All adjustments that are of a normal and recurring nature and, in the opinion of management, necessary for a fair presentation have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000, included in the Company's 2000 Form 10-K.

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Earnings (Loss) Per Common Share. Earnings (loss) per common share is based on the weighted average number of common shares outstanding.

          Casino Revenue. Casino revenue is the net win from gaming activities, which is the difference between gaming wagers less the amount paid out to patrons.

          Promotional Allowances. Promotional allowances primarily consists of food and beverage furnished gratuitously to customers. Revenues do not include the retail amount of food and beverage of $173 for the three months ended March 31, 2001 provided gratuitously to customers. The cost of these items of $145 for the three months ended March 31, 2001 are included in casino expenses.

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

          Reclassifications. Certain prior year amounts have been reclassified to conform to the 2001 presentation.


NOTE 3. PROPERTY AND EQUIPMENT

  Details of property and equipment at March 31, 2001 and December 31, 2000 were as follows (see Note 6) :


                                                 2001              2000
     Boat and improvements . . . . . . . .        $  9,225    $     9,034
     Leasehold improvements. . . . . . . .              92             88
     Gaming equipment. . . . . . . . . . .           2,243          2,224
     Furniture, fixtures and equipment . .           1,970          1,920
                                                    13,530         13,316
  Less accumulated depreciation and amortization. .  4,803          4,622
  Less amounts included in assets of Casino
     Ventures . .                                    6,459          6,383
                                                 $   2,268    $     2,311


           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                           (in thousands)

NOTE 4.  LONG-TERM DEBT

  Long-term debt at  March 31, 2001 and December 31,
2000 was comprised of the following:


                                               Interest
                                               Rate         2001         2000
     Loan payable. . . . . . . . . . . . . .      4%   $     1,084    $   1,066

     Loan payable to a director of the Company,
            Due in April 2002. . . . . . . .      8%         1,234          804

     Note payable to Bryanston Group, Inc.
           ("Bryanston"), an affiliate, with
            interest payable monthly and
            principal payments, commencing
            January 1, 2001,
            not to exceed $1,000 per annum,
            with any unpaid balance due at
            maturity in April 2005.  Bryanston
             has agreed, subject to certain
             terms and conditions,
             to subordinate its rights to
             repayment of principal and
             to payment of cash dividends to
             the prior payment of amounts due
             to the holders of the preferred stock,
             series D (see Notes 7 and 8). . . . .  8%       1,407        1,407

     Loan payable to Bryanston, due on demand. . . .8%         300

    Mortgage note collateralized by the Company's
       inactive vessel (see Note 6) with
       interest payable monthly and principal due
       in January 2001 . . . . .                    8%         650          650

    Promissory note payable, due March 2001. . . . .6%          29           29
                                                             4,704        3,956
    Less current portion. . . . . . .                          300
    Less amounts included in liabilities of Casino
       Ventures . . . . . . . . . .                          1,913        1,483
                                                          $  2,491    $   2,473

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                            (in thousands)


NOTE 4.  LONG-TERM DEBT (CONTINUED)

Aggregate future required principal payments are approximately as follows:


     Years ending March 31:
       2002. . . . . . . . . . . . . . . . .   $        979
       2003. . . . . . . . . . . . . . . . .          2,484
       2004. . . . . . . . . . . . . . . . .
       2005. . . . . . . . . . . . . . . . .          1,407
       2006. . . . . . . . . . . . . . . . .
                                               $      4,870


NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At March 31, 2001 and December 31, 2000, accounts payable and accrued expenses were comprised of the following:


<CPTION>

                                            2001        2000
  Property and equipment. . . . .     $     815    $      1,110
  Insurance . . . . . . . . . . .           155             167
  Accrued professional fees . . .           275             280
  Accrued interest. . . . . . . .           190             114
  Other . . . . . . . . . . . . .           614             576
  Less amounts included in liabilities
     of Casino Ventures(see Note 6). . .    650             918
                                      $   1,399    $      1,329



NOTE 6. INVESTMENT IN CASINO VENTURES, L.L.C.

     On July 8, 1999, the Company contributed its inactive vessel, Jubilation, to Casino Ventures (see Notes 1, 3 and 4). At
the time of the contribution, the vessel (including gaming
equipment, furniture and other items) had a net book value of $4,149.
In exchange, the Company received $150 in cash, a promissory note of $1,350 and a membership interest in Casino Ventures.
The promissory note accrues interest at an initial rate of
8.75% per annum, payable quarterly, with the principal balance due July 8, 2002.  The initial interest rate of 8.75% is adjusted daily to prime plus one percent with a minimum rate of 8.75%.  Upon repayment of the promissory note and certain other funding to the venture, the Company's membership interest in Casino
Ventures decreases from its current percentage of 93% to 15%.
The consolidated financial statements of the Company include the accounts of Casino Ventures until such time as the Company's membership interest decreases to less than 50%.  A director
of the Company is a member in Casino Ventures and serves as its
General Manager. That director advanced funds to Casino
Ventures in 1999, 2000 and 2001 that were used for site and vessel improvements. As of March 31, 2001, the loan payable to that director amounted to $1,234.  The loan accrues interest at
8% and matures April 2002.  During the three months ended March
31, 2001, the Company capitalized  $78 of costs related to the refurbishment of the vessel and improvement to its site in
Tunica, Mississippi and incurred $57 of start-up costs.
Additionally, during the year ended December 31, 1999, the vessel was used as collateral to obtain funding of $650 towards the aforementioned
costs of Casino Ventures (see Note 4).   Total interest expense
on Casino Ventures debt for the three months ended March 31, 2001 amounted to $35. Pursuant to an amendment agreement effective April 18, 2000, the total maximum borrowings allowed to be collateralized by the vessel is $1,000.

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
              (In thousands, except for per share data)


NOTE 6. INVESTMENT IN CASINO VENTURES, L.L.C. (CONTINUED)

At March 31, 2001and December 31, 2000,
assets and liabilities of Casino Ventures consisted of the following:


                                         2001          2000
Assets:
       Property and equipment         $     6,459   $ 6,383
       Deposits                                54        54
       Other                                             11
                                            6,513     6,448
Current liabilities:
 Long-term liability, current maturities      679       679
 Accounts payable and accrued expenses        650       918
                                            1,329     1,597
Long-term liabilities,
     Long-term debt, less current
      Maturities                       $    1,234   $   804



NOTE 7. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

       The Company, through its wholly-owned subsidiary, Alpha Monticello, Inc. ("AMI"), is party to a General
Memorandum of Understanding (the "Memorandum") with Catskill
Development, LLC ("CDL" and, collectively with AMI, the "Parties") dated December 1, 1995, which among other things, provided for the establishment of Mohawk Management, LLC
("MML"), a New York limited liability company, for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the St Regis Mohawk Indian Tribe
(the "Mohawk Tribe"). The Memorandum also sets forth the general terms for the funding and management obligations of CDL
(25% owned by Bryanston) and AMI with regard to MML.  In January
1996, MML was formed with each of CDL and AMI owning a 50% membership interest in MML. On July 31, 1996, MML entered into a Gaming Facility Management Agreement with the Mohawk Tribe (the "Management Contract") for the management of a casino to be built on the current site of the Monticello Raceway in Monticello, New York (the "Monticello
Casino"). Among other things, the Management Contract provided
MML with the exclusive right to manage the Monticello
Casino for seven (7) years from its opening and to receive certain fees for the provision of management and related services.

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

       As part of and in conjunction with such settlement, AMI acquired five percentage points of Bryanston's ownership interest in its real property holdings at the Monticello
Raceway for $455 plus consideration if the asset is liquidated. That holding includes the Raceway's building and equipment and approximately
200 acres of land. Bryanston has agreed to defer payment of this liability until the earlier of the liquidation of the asset or January 2002. The $455 is included in other assets and current

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              (In thousands, except for per share data)

NOTE 7. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

liabilities on the consolidated balance sheet as of March 31, 2001. Additionally, Bryanston transferred its 25% ownership in the Raceway's parimutuel operations to AMI. Under the previous agreement, AMI did not participate in any of these sources of revenue. For the three months ended March 31, 2001, the Company's share of the Raceway's parimutuel operations amounted to $39. Included in deposits and other assets as of March 31, 2001 and December 31, 2000, the Company capitalized $2,086 and $2,047, respectively, towards the design, architecture and other costs of the development plans for the proposed Monticello Casino.

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

       The Company is obligated under an employment contract with its Chairman and Chief Executive Officer
("CEO").Under this agreement, the Company accrues deferred compensation of $250 per year. The agreement is automatically renewable for successive twelve-month periods, unless either party shall advise the other on ninety days written notice of his or its intention not to extend the term of the employment.
In the event of termination of employment, the CEO will be retained to provide consulting services for two years at $175 per annum.
The CEO has agreed to waive his rights to receive the $250 salary for the year 2000. As of March 31, 2001 and December 31, 2000, deferred compensation payable to the CEO was approximately
$1,592 and $1,530, respectively. During 1999, the Company agreed to afford the CEO the right to convert up to $2,000 of deferred compensation payable into up to 1,000 shares of the Company's common stock at a stock price of two dollars per share, the closing price on the agreement date. The CEO's right to convert deferred compensation to the Company's common stock shall only be exercisable if he continues to defer his salary and he remains employed through and including April 2002, or such later date as the Board of Directors may determine. In addition, these conversion rights shall not be exercisable before April 2002.

       On September 30, 1999, the CEO agreed to defer all
cash payments owing pursuant  to his employment contract
with the Company until January 1, 2001, and agreed to defer
until April 2002. This deferral includes the $1,592 payable as of March 31, 2001, and future amounts accruing to the CEO. This does not effect the CEO's rights to convert up to $2,000 of deferred compensation payable into up to 1,000 shares of the
Company's common stock.   Additionally, a former officer of the
Company also has agreed to defer all cash payments against a $266 liability owing pursuant to his previous employment contract with the Company until January 1, 2001 and in December 2000 agreed to defer further such cash payments until April 2002. Accordingly, other liabilities, on the Company's consolidated balance sheets as of March 31, 2001 and December 31, 2000, include $1,858 and $1,796 of deferred compensation payable.

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

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              (In thousands, except for per share data)

NOTE 7. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

       In January 1996, the Company was named as a defendant in related actions brought in the Circuit Court of Hinds
County, Mississippi (Amos vs Alpha Gulf Coast, Inc.; Batiste vs
Alpha Gulf Coast, Inc.; Ducre vs Alpha Gulf Coast, Inc.;
Johnston vs Alpha Gulf Coast, Inc.; Rainey vs Alpha Gulf Coast,
Inc.). Based on the theory of "liquor liability" for the service of alcohol to a customer, plaintiffs alleged that on January 16,
1995, a vehicle operated by Mr. Amos collided with a vehicle negligently operated by Mr. Rainey, an individual who was allegedly served alcoholic beverages by the Company. Plaintiffs alleged that they suffered personal injuries and seek compensatory damages aggregating $17,100 and punitive damages aggregating $37,500. On March 1, 2000, mediation took place
between the Company's insurance company and plaintiffs Amos,
Batiste and Ducre with settlements being reached in all three cases for an aggregate amount of $110, of which $85 was covered
by the Company's insurance.   Although the Company's insurance
company has initiated settlement discussions with plaintiffs
Johnston and Rainey, neither case has been settled nor can there be any assurance that settlements can be reached. Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements. The Company believes that the remaining risk referred to in this paragraph is adequately covered by insurance.

       The Company is a party to various other legal actions that have arisen in the normal course of business. In the opinion of the Company's management, the resolution of these other matters will not have a material or adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

NOTE 8. STOCKHOLDERS' EQUITY

Activity
       The changes in stockholders' equity during the three months ended March 31, 2001 consisted primarily of the net loss of $1,346.

Descriptions of Preferred Stock and Dividends
                                The Company's Series B Preferred
Stock has voting rights of eight votes per preferred share, is convertible to eight shares of common stock for each share of preferred stock and carries a dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event the dividend is not paid at the end of the Company's fiscal year
(December 31), the dividend will be payable in common stock. In April 2001, the Company issued 3,166 additional shares of the Company's common stock in lieu of the dividend owing for the year 2000 to the holders fo the Company's Series B Preferred Stock. As of May 10, 2001, dividends in arrears on the Series B Preferred
Stock amounted to approximately $774.

       The Series C Preferred Stock has voting rights of twenty-four votes per preferred share, is convertible into twenty-four shares of common stock and carries a dividend of $5.65 per share. In addition, the terms of the preferred shares include a provision allowing the Company the option of calling the preferred shares based upon the occurrence of certain capital events that realize a profit in excess of $5,000. As of March 31, 2001, dividends in arrears on the Series C Preferred Stock amounted to approximately $382, $763, $763 and $191 for 1998, 1999 and 2000 and 2001, respectively.

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

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              (In thousands, except for per share data)



NOTE 9. LIQUIDITY

       The Company has incurred an accumulated deficit and current net losses of approximately $83,945 and $1,346, respectively, used approximately $1,025 in operations during 2001 and has a working capital deficit (excluding Casino Ventures which is not expected to be paid by the Company during the next twelve months) of approximately $1,453 at March 31, 2001.
While the Company's 2000 efforts were geared primarily at capital raising and pre-opening activities relating to the November
2000 launching of the Ella Star, the Company anticipates positive cash flows from the Ella Star beginning with the later half of the second quarter of 2001. Further, the Company anticipates the 2001 repayment of the $1,350 promissory note and all other advances to Casino Ventures (see Note 6) and an approximate
$250 cash infusion from the minority member of Alpha Florida
LLC, of which $200 was received on May 4, 2001. Long-term liquidity is dependent on the Company's ability to attain profitable operations and receipt of the remaining aforementioned funds.

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

Casino Operations And Gaming Activities

Ella Star:
      On May 7, 1999,  Alpha Florida was notified by Miami-Dade
County (the "County") that it had received the final approval on a lease to dock and operate a day cruise vessel out of the County's Haulover Beach Park and Marina adjacent to Bal
Harbour, Florida. The exclusive lease is for five years. The County may renew this exclusive agreement for two periods of five years each. For this exclusivity, the Company has agreed to pay the County a minimum guaranteed monthly base rent, a per-passenger fee and a percentage of retail merchandise sold in the facility. The lease commenced on November 26, 2000, the date of the vessel's inaugural cruise.

      On June 15, 2000, the Company entered into a Charter
Agreement that required that $1,250,000, including the application of a previously issued $400,000 promissory note, be paid towards the completion of construction of the vessel and monthly payments over a three-year period commencing upon the completion. The monthly payments are $41,000 during the first year and $46,667 during years two and three, with an additional surcharge for each month of the three year period amounting to one dollar per each passenger during each previous month.
At the completion of the three-year period, the Company has the option to purchase the vessel at a cost of $4,500,000, towards which all previous construction payments would be applied. In
November 2000, the interior design and construction was completed on the vessel, the Ella Star, with the inaugural cruise taking place on November 26, 2000 The Ella Star has an inherent competitive advantage as it has the fastest route to the three-mile limit, putting its passengers in gaming action in approximately 20 minutes. The vessel's first two decks provide for 7,000 square feet of Las Vegas style gaming with 165 slot machines and 20 table games. The third deck features the Star Cafe with seating for 150 people. Included in property and equipment at March 31, 2001 is $2,490,000 (including $1,250,000 paid pursuant to the Charter
Agreement) of payments related to the construction of the vessel and related improvements).

      On September 7, 2000, the Company entered into a three-year agreement for the rental of certain furniture and equipment to be used relative to the gaming day cruise vessel.
Rental payments, which commenced in November 2000 and December 2000, are approximately $36,000 per month.

      In October 2000, Alpha Florida merged into Alpha Florida LLC. Also, in October 2000, the Company received
$900,000 from an unrelated third party and an additional $71,000 of pre-opening expenses paid directly by that third party, in exchange for a 25% interest in Alpha Florida LLC, while retaining the remaining 75% interest. In addition, the Company earns a monthly management fee amounting to 5% of gross revenues.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operation:

     The following table sets forth the statements of operations for Alpha Florida's Ella Star before intercompany charges, minority interest and pre-opening expenses for the three months ended
March 31, 2001 (dollar amounts in thousands):



      Revenues:
          Casino . . . . . . . . . . . ..                 $     851
          Food and beverage, retail and other. . . .             37
             Total revenues . . . . . . .                       888

     Operating expenses:
          Casino . . . . . . . . . . . ..                       534
          Food and beverage, retail and other. . . .             32
          Selling, general and administrative. . . .          1,198
          Depreciation and amortization .                       180
            Total operating expenses . ..                     1,944

     Loss before intercompany charges, minority
          interest and pre-opening expenses                 $(1,056)



       The Ella Star continued to have its revenues negatively impacted by the unusually poor winter weather conditions in South Florida. Because of the severe weather the Ella Star was forced to cancel several cruises and the attendance of those that did cruise was negatively impacted because of inclement conditions. To ameliorate the negative impact of poor weather in the future, the Company pulled the vessel out of the water for several days in January 2001 and installed bilge keel stabilizers at a cost of $81,000. The retrofitting of the stabilizers has greatly improved the comfort of the passengers during rough weather. Casino expenses, representing 63% of casino revenues, included $258,000 of payroll and related expenses, $145,000 of expenses related to food and beverage provided gratuitously to customers and other expenses of $131,000.

      Selling, general and administrative expenses include $342,000 of payroll and related expenses, $299,000 of advertising and marketing expenses, $388,000 of dock, vessel, equipment and office rental expenses, $150,000 of insurance, utilities, fuel and other maintenance costs and the remaining $19,000 for professional fees, office expenses and other miscellaneous general and administrative expenses.

Alpha Gulf:
      In 1998, the Company sold substantially all of the assets of Alpha Gulf and Greenville Hotel to GCP. In exchange for such assets, the Company received, among other consideration, a 25% limited partnership interest in GCP. However, shortly after the sale, the Company was advised by GCP that it had incurred significant operating losses resulting in substantial working capital and partners' deficiencies. Despite attempted remedial actions, GCP continued to incur losses. In light of these developments, the Company adjusted the carrying value of its limited partnership interest in GCP to zero during the fourth quarter of 1998. While the Company has been advised that GCP is pursuing other capital sources, seeking to modify its debt service requirements and continuing its operations, there can be no assurance that the Company will ever realize any benefit from its 25% limited partnership interest.

      The continuing general and administrative expenses of $6,000 and $33,000 for the three months ended March 31, 2001 and 2000, respectively, consisted of payroll and related expenses of approximately $0 and $17,000, respectively, occupancy costs of approximately $5,000 and $7,000, respectively and other operating expenses of $1,000 and $9,000, respectively.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

      The continuing costs (exclusive of Casino Ventures - see "Future Operations-Casino Ventures") incurred during the three months ended March 31, 2001 for administration, insurance, compensation, vessel mooring and relocation were $7,000 compared to $8,000 for the same period in 2000. Interest expense for both the three months ended March 31, 2001 and 2000 amounted to $28,000, which related to a note payable to Bryanston Group, Inc., an affiliate.

Other:

      In connection with the sale of the hotel on March 2, 1998, the Company entered into a supervisory management agreement with GCP for a term of ten (10) years whereby the Company will be entitled to receive $100,000 per annum for management services. The Company no longer accrues the management fee as the likelihood of collection is remote.

      During the three months ended March 31, 2001, the Company's share of operations from Monticello Raceway amounted to $39,000 (See Future Operations - Monticello)

Future Operations

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

      Prior to the opening of the Ella Star, the Company had been, since March 1998, effectively transformed to serve as a holding company and a vehicle to effect acquisitions, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination (a "Business Combination") with an operating business (an "Acquired Business"). Excepting the Ella Star's operation, to the extent the Company's financial and other resources are not devoted to, or reserved for, the development of any New Opportunity or other operations, the business objective of the Company will be to effect a Business Combination with an Acquired Business that the Company believes has significant growth potential. The Company intends to seek to utilize available cash, equity, debt or a combination thereof in effecting a Business Combination. While the Company may, under certain circumstances, explore possible Business Combinations with more than one prospective Acquired Business, in all likelihood, until other financing provides additional funds, or its stature matures, the Company may be able to effect only a single Business Combination in accordance with its business objective, although there can be no assurance that any such transaction will be effected.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

      As part of and in conjunction with such settlement, AMI acquired 5 percentage points of Bryanston's ownership interest in its real property holdings at the Monticello
Raceway for $455,000 plus consideration if the asset is liquidated. That holding includes the Raceway's building and equipment and approximately 225 acres of land. Bryanston has agreed to defer payment of this liability until the earlier of the liquidation of the asset or January 2002. The $455,000 is included in other assets and current liabilities on the consolidated balance sheet as of March 31, 2001. Additionally, Bryanston has agreed to transfer its 25% ownership in the Raceway's parimutuel operations to AMI.
Under the previous agreement, AMI did not participate in any of these sources of revenue. For the three months ended
March 31, 2001, the Company's share of the Raceway's parimutuel operations amounted to $39,000. Included in deposits and other assets as of March 31, 2001, and December 31, 2000, the
Company capitalized $2,086,00 and $2,047,000, respectively towards the design, architecture and other costs of the development plans for the proposed Monticello Casino.

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

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the aforementioned purported agreement is not clear at this time.
On November 13, 2000, MML and CDL (collectively the
"Plaintiffs") joined in a suit filed against PPE, alleging entitlement to substantial damages as a consequence of, among other things, PPE's purported interference in the Plaintiffs proposed casino in Monticello.

      Subject to the obtaining of requisite approvals or the satisfactory resolution of the previously mentioned lawsuit, it is anticipated that MML will undertake the development and management of the proposed casino in Monticello, New York, and AMI will be responsible for the day-to-day operations of that casino. It is intended that the casino will be owned by a federally recognized tribe and will be located on land to be placed in trust for the benefit of that tribe.

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

      During the three months ended March 31, 2001 and 2000, AMI incurred $25,000 and $95,000, respectively, of casino development expenses.

      In March 1998, CDL completed the State Environmental Quality Review Act process with the Village of Monticello's Planning Board as lead agency.

Casino Ventures:

      On July 8, 1999, the Company, through its subsidiary, Jubilation Lakeshore, contributed its inactive gaming vessel, Bayou Caddy's Jubilation Casino ("Jubilation") to Casino
Ventures in exchange for $150,000 in cash, a promissory note of $1,350,000 plus a membership interest in Casino Ventures. Upon repayment of the promissory note and other funding to the venture, the Company's membership interest in Casino Ventures will decrease from its current percentage of 93% to 15%.
Matthew Walker ("Mr. Walker"), a director of the Company, is a member in Casino Ventures and serves as its General Manager.

      The Jubilation vessel has been relocated to Mhoon Landing in Tunica, Mississippi ("Tunica"), where it is anticipated
it will be refurbished and operated as a gaming vessel.   To
fund such costs in 2000 and 2001, Casino Ventures was loaned $1,234,000 from Mr. Walker, $197,000 from the Company and $29,000 from the holder of a $650,000 mortgage on the inactive gaming vessel. An additional $350,000 was received by Casino Ventures in 2000 for future equity contingent upon final approval of the casino by the Mississippi Gaming Commission. During the three months ended March 31, 2001, the Company capitalized $78,000 of costs related to the relocation and refurbishing of the vessel and improvements to its redeployment site in Tunica. An additional $57,000 of start-up costs were incurred during the three months ended March 31, 2001.

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

       Casino Ventures' interest expense for the three months ended March 31, 2001 and 2000, not eliminated in consolidation, amounted to $38,000 and $13,000. This was substantially attributable to a $650,000 mortgage note payable secured by the vessel and the loans from Mr. Walker.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

      For the three months ended March 31, 2001, the Company had net cash used in operating activities of $1,025,000.
The uses were the result of a net loss of $1,346,000, depreciation and amortization of $191,000, minority interest of $285,000, interest amortized on loan discount $18,000 and a net decrease in working capital of $397,000. The decrease in working capital consisted primarily of a net decrease in other current assets of $589,000, a decrease in accounts payable and other accrued expenses of $198,000 and an increase in payroll and related liabilities of $6,000.

      Cash used in investing activities of $258,000 consisted of $224,000 of payments for property and equipment and a $34,000 increase in deposits and other assets.

      Cash provided by financing activities of $726,000 was substantially attributable to net proceeds from long-term debt.

      The Company has incurred an accumulated deficit and current net losses of approximately $83,945,000 and $1,346,000, respectively, used approximately $1,025,000 in operations during the three months ended March 31, 2001 and has a working capital deficit (excluding Casino Ventures which is not expected to be paid by the Company during the next twelve months) of approximately $1,453,000 at March 31, 2001. While the Company's 2000 efforts were geared primarily at capital raising and pre-opening activities relating to the November 2000 launching of the Ella Star, the Company anticipates positive cash flows from the Ella Star beginning with the later half of the second quarter of 2001. Further, the Company anticipates the 2001 repayment of the $1,350,000 promissory note and all other advances to Casino Ventures and an approximate $250,000 cash infusion from the minority member of Alpha Florida LLC, of which $200,000 was received on May 4, 2001. Long-term liquidity is dependent on the Company's ability to attain profitable operations and receipt of the remaining aforementioned funds.

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

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

  Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 on file with the Securities and Exchange Commission.

  There have been no material developments to any existing legal proceeding during the current quarterly period.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


           SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Dated: May 11, 2001    /s/ STANLEY S. TOLLMAN
                           Stanley S. Tollman
                           Chairman and CEO




Dated: May 11, 2001   /s/ ROBERT STEENHUISEN
                          Robert Steenhuisen
                          Chief Accounting Officer