Form 10-Q
period 2001-06-30
ALPHA HOSPITALITY CORP
filed 2001-08-14
CIK 906780

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q


X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001



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

         Yes    X              No


                APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 13, 2001

 Common Stock, $0.01 par value: 2,456,690 shares

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                                INDEX


PART I    FINANCIAL INFORMATION           PAGE NO.

Item 1.   Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2001
 and December 31, 2000 . . . . . . . . . . . .   1

Consolidated Statements of Operations for the Six
 Months Ended June 30, 2001 and 2000. . . . . .  2

Consolidated Statements of Operations for the
 Three Months Ended June 30, 2001and 2000 . .    3

Consolidated Statements of Cash Flows for the
 Six Months Ended June 30, 2001 and 2000. .    4-5

Notes to Consolidated Financial Statements  . 6-13

Item 2.   Management's Discussion and Analysis
 of Financial Condition and Results of
 Operations . . . . . . . . .                14-19




PART II            OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . .  20

          Signatures . . . . . . . . . . . . .  21




All items that are not applicable or to which the answer is negative have been omitted from this report.

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share data)

                                     June 30,           December 31,
                                       2001                 2000
                                    (Unaudited)            (Audited)
                                ASSETS
CURRENT ASSETS:
  Cash    . . . . . . . . . . . . $         728      $        1,263
  Other current assets. . . . . .           244                 696
     Total current assets. . . .            972               1,959

PROPERTY AND EQUIPMENT, net. . . .        2,124               2,311

ASSETS OF CASINO VENTURES. . . . .        6,512               6,448

DEPOSITS AND OTHER ASSETS. . . . .        3,252               2,815
                                  $      12,860      $       13,533


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued
    expenses. .                  $        1,042      $       1,329
  Long-term debt, current
    maturity . . . .                      1,702
  Accrued payroll and
    related liabilities.                    163                178
  Current liabilities of
    Casino Ventures .                     1,372              1,597
     Total current
       liabilities . . . . . .            4,279              3,104

LONG-TERM DEBT, less current
     maturity. . .                        1,102              2,473

OTHER LIABILITIES. . . . . . .            2,159              2,490

LONG-TERM LIABILITIES OF CASINO
    VENTURES .                            1,270                804

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST. . . . . . .              656              1,086

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 7,500
     shares authorized, 2,414 and
     2,075 issued and outstanding in 2001
     and 2000, respectively                  24                 21
  Preferred stock, 5,000 shares authorized:
     Series B, $.01 par value, 821 issued
      and outstanding . .                     8                  8
     Series C, $.01 par value, 135 issued
      and outstanding . .                     1                  1
     Series D, $.01 par value, 1.95 and 2.1
      issued and outstanding in
      2001 and 2000, respectively . . . .     0                  0
  Common stock payable . . . . . . . . .  1,904                 --
  Capital in excess of par value . . .   89,237             86,145
  Accumulated deficit. . . . . . . . .  (87,780)           (82,599)
     Total stockholders' equity. . . .    3,394              3,576
                                  $      12,860       $     13,533

      See accompanying notes to consolidated financial statements

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
              (in thousands, except  for per share data)


                                              Six  Months Ended
                                                    June 30,
                                               2001            2000
REVENUES:
  Casino                            . . . .  $  2,082      $        --
  Food and beverage, retail and other . . .       207               55
                                                2,289               55

COSTS AND EXPENSES:
  Casino                    . . . . . . . .     1,033               --
  Food and beverage, retail and other. . . .       52               --
  Noncash compensation. . . . . . . . . . .        --           (2,786)
  Selling, general and administrative . . .     3,073              855
  Depreciation and amortization . . . . . .       385               21
  Pre-opening and development costs . . . .        88              334
     Total costs and expenses . . . . . . .     4,631           (1,576)

OTHER INCOME (EXPENSE):
  Interest income. . . . . . . . . . . . . .        8               72
  Interest expense . . . . . . . . . . . . .     (180)             (82)
                                                 (172)             (10)

NET INCOME (LOSS) BEFORE MINORITY INTEREST . . (2,514)            1621

MINORITY INTEREST. . . . . . . . . . . . . . .    431               --

NET INCOME (LOSS). . . . . . . . . . . . . . . (2,083)           1,621

DIVIDENDS ON PREFERRED STOCK. . . . . . . .     3,097            6,194

NET LOSS APPLICABLE TO COMMON SHARES. . . .    (5,180)          (4,573)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.     2,244            1,712

NET LOSS PER COMMON SHARE, BASIC AND DILUTED  $ (2.31)      $    (2.67)


      See accompanying notes to consolidated financial statements

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
              (in thousands, except  for per share data)

                                                Three Months Ended
                                                       June 30,
                                                 2001            2000
REVENUES:
  Casino                             . . . . $   1,231        $     --
  Food and beverage, retail and other . . .         82              52
                                                 1,313              52

COSTS AND EXPENSES:
  Casino                        . . . . . . . .    499              --
  Food and beverage, retail and other. . . .        20              --
  Noncash compensation. . . . . . . . . . .         --          (2,320)
  Selling, general and administrative . . .      1,368             435
  Depreciation and amortization . . . . . .        194              11
  Pre-opening and development costs . . . .         31             174
     Total costs and expenses . . . . . . .      2,112          (1,700)

OTHER INCOME (EXPENSE):
  Interest income. . . . . . . . . . . . . .         2              39
  Interest expense . . . . . . . . . . . . .       (86)            (41)
                                                   (84)             (2)

NET INCOME (LOSS) BEFORE MINORITY INTEREST . . .   (883)          1,750

MINORITY INTEREST. . . . . . . . . . . . . . . . .  146

NET INCOME (LOSS)   . . . . . . . . . . . . . . .  (737)          1,750

DIVIDENDS ON PREFERRED STOCK. . . . . . . .       3,097           6,194

NET LOSS APPLICABLE TO COMMON SHARES. . . .      (3,834)         (4,444)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.       2,411           1,729

NET LOSS PER COMMON SHARE, BASIC AND DILUTED $    (1.59)    $     (2.57)


      See accompanying notes to consolidated financial statements

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                            (in thousands)

                                                  Six Months Ended
                                                        June 30,
                                               2001               2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $  (2,083)    $  1,621
  Adjustments to reconcile net income
    (loss) to net cash used in
     operating activities:
       Minority interest. . . . . . . . . .       (431)            --
       Depreciation and amortization. . . .        385             21
       Noncash compensation . . . . . . . .         --         (2,786)
       Interest amortized on loan discount.         36
       Changes in operating assets and
        liabilities:
          Other current assets. . . . . . .        461             46
          Accounts payable and accrued
             expenses . . . . . . . . . . .       (474)          (418)
          Accrued payroll and related
           liabilities.                            108            114

NET CASH USED IN OPERATING ACTIVITIES. . . . .   (1,998)       (1,402)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases for property and equipment . . . . .   (265)           (2)
  (Increase) decrease in deposits and other
    assets . . . .                                 (442)         (979)

NET CASH USED IN INVESTING ACTIVITIES. . . . . . . (707)         (981)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock, net . . .   --          3,867
  Proceeds from (adjustment for previously
    issued) exercised warrants and stock options .   (4)           142
  Proceeds from long-term debt and warrants,
    net of loan costs . . . . . .                 2,174             30

NET CASH PROVIDED BY FINANCING ACTIVITIES. . . .  2,170          4,039

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . (535)         1,656

CASH, beginning of period. . . . . . . . . . . .  1,263          1,464

CASH, end of period. . . . . . . . . . . . . . .$   728      $   3,120


      See accompanying notes to consolidated financial statements

          ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                           (in thousands)

                                                        Six Months Ended
                                                          June 30,
                                                       2001          2000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest during the period          $   --      $    10

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Loans receivable related to stock issued in
    connection with the exercise of stock options   $   --      $    145

  Agreement to issue shares of the Company's common stock in settlement of liabilities to Bryanston:

     Long-term debt                                 $     1,407
     Accounts payable and accrued expenses                   42
     Other liabilities                                      455
                                                    $     1,904



      See accompanying notes to consolidated financial statements

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                           (in thousands)


NOTE 1.  NATURE OF BUSINESS

     Alpha Hospitality Corporation (the "Company"), incorporated in Delaware on March 19, 1993, through Alpha
Monticello, Inc. ("AMI"), a wholly-owned subsidiary, has an ownership interest in the parimutuel operations of Monticello
Raceway in Monticello, New York. AMI has an approximate 47% interest in the casino related revenues derived from the management of any Native American casino developed at the Monticello
Raceway property (see Note 10).  In October 2000, the
Company became a 75% member of Alpha Florida Entertainment, L.L.C.
("Alpha Florida LLC").  In November 2000, Alpha
Florida LLC, launched its gaming day cruise vessel (the Ella Star Casino ("Ella Star")) operations out of Miami-Dade County's
Haulover Beach Park and Marina adjacent to Bal Harbour, Florida.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

     Financial Statements - The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principals generally accepted in the United States of America. All adjustments that are of a normal and recurring nature and, in the opinion of management, necessary for a fair presentation have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000, included in the Company's 2000 Form 10-K.

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

                                        Estimated
                                           Useful
                      Assets                Lives

          Boat and improvements          20 years
       Leasehold and improvements     10-20 years
          Gaming equipment              5-7 years
          Furniture, fixtures and
            equipment                   5-7 years


     Investments. The Company's 25% interest in a limited partnership is being accounted for under the equity method of accounting. Accordingly, the investment is recorded at cost and adjusted by the Company's proportionate share of GCP's undistributed earnings or losses. The Company's 5% investment in real property holdings on Monticello Raceway is being accounted for under the cost method of accounting.

     Pre-opening and Development Costs. The Company incurs costs in connection with start-up casino operations and joint ventures. The Company's policy is to expense pre-opening costs as incurred.

 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

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

    Promotional Allowances. Promotional allowances primarily consists of food and beverage furnished gratuitously to customers. Revenues do not include the retail amount of food and beverage of $363 and $190, respectively, for the six and three months ended June 30, 2001 provided gratuitously to customers. The cost of these items of $259 and $114, respectively, for the six and three months ended June 30, 2001 are included in casino expenses.

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

    New accounting pronouncements. In July 2001, the Financial
Accounting Standard Board  issued Statement of Financial
Accounting Standards ("SFAS") Nos. 141 and 142, "Business
Combinations" and "Goodwill and Other Intangibles". SFAS 141
requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for the impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company is in the process of determining the impact of these pronouncements on its financial position and results of operations.

NOTE 3. PROPERTY AND EQUIPMENT

  Details of property and equipment at June 30, 2001 and December 31, 2000 were as follows (see Note 6) :

                                                 2001        2000
     Boat and improvements . . . . . . . .   $       9,238 $    9,034
     Leasehold improvements. . . . . . . .             102         88
     Gaming equipment. . . . . . . . . . .           2,264      2,224
     Furniture, fixtures and equipment . .           1,964      1,920
                                                    13,568     13,316
  Less accumulated depreciation and
     amortization. .                                 4,986      4,622
  Less amounts included in assets of Casino
     Ventures . .                                    6,458      6,383
                                             $       2,124 $    2,311


           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                             (Unaudited)
                           (in thousands)

NOTE 4.  LONG-TERM DEBT

  Long-term debt at June 30, 2001 and December 31, 2000 was comprised of the following:


                                          Interest
                                          Rate         2001         2000
Loan payable, due July 31, 2003 . . . .         4%   $     1,102    $    1,066

Loan payable to a director of the Company,
   Due in July 2002 . . . . . . . .             8%         1,270           804

Note payable to Bryanston Group, Inc.
   ("Bryanston"),an affiliate,  with
   interest payable monthly and principal
   payments, commencing January 1, 2001,
   not to exceed $1,000 per annum, with
   any unpaid balance due at maturity in
   April 2005.  Bryanston has agreed, subject
   to certain terms and conditions, to
   subordinate its rights to repayment of
   principal and to payment of cash
   dividends to the prior payment of
   amounts due to the holders of the
   preferred stock, series D.  In June 2001,
   the Company agreed to satisfy this
   obligation, including accrued interest
   of $42 through the issuance of shares of
   the Company's common stock (see Notes 7
   and 8) . . . . .                            8%                       1,407

Loan payable to Bryanston, due on demand. . .  8%         1,452            --

Mortgage note collateralized by the Company's
   inactive vessel (see Note 6) with interest
   payable monthly and principal due in
   January 2001 . . . . .                      8%           650           650

Loan payable to minority member of Alpha
   Florida, L.L.C. Principal and interest
   payable prior to any distributions of
   earnings from Alpha Florida, L.L.C.       Prime          250

Promissory note payable, due March 2001        6%            34            29
                                                          4,758         3,956
       Less current portion. . . . .                      1,702

Less amounts included in liabilities of
   Casino Ventures .                                      1,954         1,483
                                                    $     1,102   $     2,473


            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                              (Unaudited)
                            (in thousands)


NOTE 4.  LONG-TERM DEBT (CONTINUED)

Aggregate future required principal payments are approximately as follows:

    Twelve months ending June 30:
       2002. . . . . . .  $      2,386
       2003. . . . . . .         1,270
       2004. . . . . . .         1,250
       2005. . . . . . .
       2006. . . . . . .            --
                          $      4,906


NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       At June 30, 2001 and December 31, 2000, accounts payable and accrued expenses were comprised of the following:


                                         2001         2000
     Property and equipment. . . . . $    663    $    1,110
     Insurance . . . . . . . . . . .      150           167
     Accrued professional fees . . .      287           280
     Accrued interest. . . . . . . .      212           114
     Other . . . . . . . . . . . . .      419           576
     Less amounts included in
         liabilities of Casino
         Ventures(see Note 6). . . .     (689)         (918)
                                    $   1,042    $    1,329


NOTE 6. INVESTMENT IN CASINO VENTURES, L.L.C.

     On July 8, 1999, the Company contributed its inactive vessel, Jubilation, to Casino Ventures (see Notes 4 and 5). At
the time of the contribution, the vessel (including gaming equipment, furniture and other items) had a net book value of $4,149.
In exchange, the Company received $150 in cash, a promissory note of $1,350 and a membership interest in Casino Ventures.
The promissory note accrues interest at an initial rate of 8.75%
per annum, payable quarterly, with the principal balance due July
8, 2002.  The initial interest rate of 8.75% is adjusted daily to prime plus one percent with a minimum rate of 8.75%.  Through
June 30, 2001, there have not been any payments of interest. Accordingly, the note is due on demand. The consolidated financial statements of the Company include the accounts of Casino Ventures until such time, if any, as the Company's membership
interest decreases from its current amount of 93% to less than
50%.  Accordingly, all transactions, including the $1,350
promissory note, have been eliminated in consolidation.  A
director of the Company is a member in Casino Ventures and serves as its General Manager. That director advanced funds to Casino
Ventures in 1999, 2000 and 2001 that were used for site and
vessel improvements.  As of June 30, 2001, the loan payable to that director amounted to $1,270.  The loan accrues interest at
8% and matures July 2002.  During the six months ended June 30,
2001, the Company capitalized $78 of costs related to the refurbishment of the vessel and improvement to its site in
Tunica, Mississippi and incurred $88 of start-up costs. Additionally, during the year ended December 31, 1999, the vessel was used as collateral to obtain funding of $650 towards the aforementioned
costs of Casino Ventures (see Note 4).   Total interest expense on
Casino Ventures debt for the six months ended June 30, 2001 amounted to $74. Pursuant to an amendment agreement effective
April 18, 2000, the total maximum borrowings allowed to be collateralized by the vessel is $1,000.

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              (In thousands, except for per share data)


NOTE 6. INVESTMENT IN CASINO VENTURES, L.L.C. (CONTINUED)

At June 30, 2001and December 31, 2000, assets and liabilities of
Casino Ventures consisted of the following:

                                2001      2000
Assets:
 Property and equipment    $    6,458  $    6,383
 Deposits                          54          54
 Other                             --          11
                                6,512       6,448
Current liabilities:
 Long-term liability,
  current maturities              683         679
 Accounts payable and
  accrued expenses                689         918
                                1,372       1,597
Long-term liabilities,
     Long-term debt, less
      current maturities  $     1,270  $      804


NOTE 7. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

       The Company, through its wholly-owned subsidiary, AMI, was party to a General Memorandum of Understanding
(the "Memorandum") with Catskill Development, LLC ("CDL" and, collectively with AMI, the "Parties") dated December 1, 1995, which among other things, provided for the establishment of Mohawk Management, LLC ("MML"), a New York limited liability company, for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the St.
Regis Mohawk Indian Tribe (the "Mohawk Tribe"). The Memorandum also sets forth the general terms for the funding and management obligations of CDL (25% owned by Bryanston) and AMI with regard to MML. In January 1996, MML was formed with each of CDL and AMI owning a 50% membership interest in MML. On July 31, 1996, MML entered into a Gaming Facility
Management Agreement with the Mohawk Tribe (the "Management Contract") for the management of a casino to be built on the current site of the Monticello Raceway in Monticello, New York (the "Monticello Casino"). Among other things, the Management Contract provided MML with the exclusive right to manage the Monticello Casino for seven (7) years from its opening and to receive certain fees for the provision of management and related services.

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

       As part of and in conjunction with such settlement, AMI acquired five percentage points of Bryanston's ownership interest in its real property holdings at the Monticello Raceway for $455 plus consideration if the asset is liquidated. That holding includes the Raceway's building and equipment and approximately 200 acres of land. In June 2001, the Company agreed to satisfy this obligation through the issuance of shares of the Company's common stock (see Notes 4 and 8) The $455 is included in other assets on the consolidated balance sheet as of June 30, 2001. Additionally, Bryanston transferred its 25% ownership in the Raceway's parimutuel operations to AMI. Under the previous agreement, AMI did not participate in any of these sources of revenue.

          ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              (In thousands, except for per share data)

NOTE 7. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

For the six months ended June 30, 2001, the Company's share of the Raceway's parimutuel operations amounted to $34.
Included in deposits and other assets as of June 30, 2001 and December 31, 2000, the Company capitalized $2,491 and $2,047, respectively, towards the design, architecture and other costs of the development plans for the proposed Monticello Casino.

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

       On April 22, 2000, the Company was made aware of a purported letter agreement between the Mohawk Tribe and Park Place Entertainment ("PPE"), which agreement (with two irrelevant exceptions) would purportedly give PPE the exclusive rights to develop and manage any casino development the Mohawk
Tribe may have in the State of New York. The validity of the aforementioned purported agreement is not clear at this time.
On November 13, 2000, MML and CDL (collectively the
"Plaintiffs") joined in a suit filed in United States District
Court, Southern District of New York (the "Court") against PPE, alleging entitlement to substantial damages as a consequence of, among other things, PPE's purported interference in the Plaintiffs' proposed casino in Monticello. On May 14, 2001, the Plaintiffs received notification from the Court that the Court had allowed the claim for interference with prospective business relations to proceed to trial. The case is now in the discovery phase and, at this point, a trial date has not been set by the Court.

  The Company is obligated under an employment contract with its Chairman and Chief Executive Officer ("CEO").Under this agreement, the Company accrues deferred compensation of $250 per year. The agreement is automatically renewable for successive twelve-month periods, unless either party shall advise the other on ninety days written notice of his or its intention not to extend the term of the employment. In the event of termination of employment, the CEO will be retained to provide consulting services for two years at $175 per annum. The CEO waived his rights to receive the $250 salary for the year 2000.
As of June 30, 2001 and December 31, 2000, deferred compensation payable to the CEO was approximately $1,655 and $1,530, respectively. During 1999, the Company agreed to afford the CEO the right to convert up to $2,000 of deferred compensation payable into up to 1,000 shares (retroactively restated to 100 shares to give effect to the 1-for-10 reverse split (see Note 8)) of the Company's common stock at a stock price of two dollars per share (retroactively restated to twenty dollars per share to give effect to the 1-for-10 reverse split(see Note 8)), the closing price on the agreement date. The CEO's right to convert deferred compensation to the Company's common stock shall only be exercisable if he continues to defer his salary and he remains employed through and including April 2002, or such later date as the Board of Directors may determine. In addition, these conversion rights shall not be exercisable before July 2002.

  On September 30, 1999, the CEO agreed to defer all cash payments owing pursuant to his employment contract with the Company until January 1, 2001, and further agreed to defer such compensation until July 2002. This deferral includes the $ 1,655 payable as of June 30, 2001, and future amounts accruing to the CEO. This does not effect the CEO's rights to convert up to $2,000 of deferred compensation payable into up to 1,000 shares (retroactively restated to 100 shares to give effect to the 1-for-10 reverse split (see Note 8)) of the Company's common stock. Additionally, a former officer of the Company also has agreed to defer all cash payments against a $266 liability owing pursuant to his previous employment contract with the Company until April
2002. Accordingly, other liabilities, on the Company's consolidated balance sheets as of June 30, 2001 and December 31, 2000, include $1,921 and $1,796 of deferred compensation payable.

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

         ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              (In thousands, except for per share data)

NOTE 7. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

       The Company is a party to legal actions that have arisen in the normal course of business. In the opinion of the Company's management, the resolution of these other matters will not have a material or adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

NOTE 8. STOCKHOLDERS' EQUITY

Activity
       The changes in stockholders' equity during the six months ended June 30, 2001 consisted primarily of the net loss of $2,088, the conversion of .15 shares of the Series D
Preferred Stock into 23 shares of the Company's common stock at an exercise price of $.719 per share and the issuance of 317 shares of the Company's common stock in connection with dividends on cumulative Series B Preferred Stock (see below).

       Additionally, in June 2001, shareholder approval was received to amend the Company's Certificate of Incorporation, which provided for a 1-for-10 reverse split of the Company's common stock. Accordingly, common stock and per share data has been retroactively restated to give effect to the reverse stock split.

       On June 13, 2001, the Company satisfied liabilities to
Bryanston aggregating $1,904 by agreeing to issue approximately 238 shares of its common stock at a price of $8 per share, which was the closing market price on that date.

Descriptions of Preferred Stock and Dividends
      The Company's Series B Preferred Stock has voting rights of 8 votes per preferred share (retroactively restated to
 .8 votes per preferred share to give effect to the 1-for-10 reverse split), is convertible to 8 shares of common stock (retroactively restated to .8 shares of common stock to give effect to the 1-for-10 reverse split) for each share of preferred stock and carries a dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event the dividend is not paid at the end of the Company's fiscal year (December 31), the dividend will be payable in common stock. In April 2001, the Company issued 317 additional shares of the Company's commons stock in lieu of the dividend owing for the year 2000 to the holders fo the Company's Series B Preferred Stock. As of August
10, 2001, dividends in arrears on the Series B Preferred Stock amounted to approximately $1,548.

       The Series C Preferred Stock has voting rights of 24 votes per preferred share (retroactively restated to 2.4 votes per preferred share to give effect to the 1-for-10 reverse split), is convertible into 24 shares of common stock (retroactively restated to 2.4 shares of common stock to give effect to the 1-for-10 reverse split) and carries a dividend of $5.65 per share. In addition, the terms of the preferred shares include a provision allowing the Company the option of calling the preferred shares based upon the occurrence of certain capital events that realize a profit in excess of $5,000. In the event the dividend is not paid at the end of the Company's fiscal year (December 31), the dividend will be payable in common stock. As of June 30, 2001, dividends in arrears on the Series C Preferred Stock amounted to approximately 115 shares in the aggregate, of the Company's common stock for the years 1998, 1999 and 2000 and $382 for 2001.

       The Series D Preferred Stock is convertible into shares of the Company's common stock at a conversion price of the lesser of $60 per share or a price based upon the prevailing market price of the Company's common stock, and accrues dividends at a rate of 7% per annum. In the event the preferred stock is not converted into shares of the Company's common stock by February 8, 2005, there will be a mandatory redemption at that time, payable in shares of the Company's common stock at the same aforementioned conversion price. The dividends are payable in arrears on the earlier of the date of conversion of

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              (In thousands, except for per share data)


NOTE 8. STOCKHOLDERS' EQUITY (CONTINUED)

Descriptions of Preferred Stock and Dividends (continued)

a share of Series D Preferred Stock or the date of redemption.
At the Company's option, the dividends are payable in the form of cash or shares of the Company's common stock. The maximum aggregate total number of shares of the Company's common stock issuable relative to the conversions and payments of dividends is 330 shares. In the event such limitation prevents the conversion of any Series D Preferred Stock, the dividend rate will increase to 15% per annum to be payable in cash in arrears, semi-annually on June 30 and December 31. The Series D Preferred Stock has no voting rights prior to its conversion into common stock.


NOTE 9. LIQUIDITY

       The Company has incurred an accumulated deficit and
current net losses of $87,780 and $2,083, respectively, used
$1,998 in operations during 2001 and has a working capital
deficit (excluding Casino Ventures which is not expected to be paid by the Company during the next twelve months) of approximately
$1,935 at June 30, 2001.  Since the November 2000 launching
of the Ella Star, the Company has been working to overcome the affects of unusually poor weather conditions in south Florida.
This, coupled with start-up activities and general learning
curves, has negatively impacted operations. However, the Company anticipates positive cash flows from the Ella Star beginning with the later half of 2001.  Further, the Company has been
aggressively pursing investors and/or buyers relative to Casino
Ventures to provide a cash infusion and effectively reduce or eliminate its membership interest.  Finally, in connection
with the August 2001 transaction (see Note 10), the Company
anticipates entering into employment agreements with two
individuals who will assist the Company in its ongoing efforts to raise
additional debt or equity financing.   Long-term liquidity
is dependent upon the Company's ability to attain profitable operations and raise capital. There can be no assurances that the Company's efforts will be successful.

NOTE 10. SUBSEQUENT EVENT

  In August 2001, the Company reached a definitive agreement to acquire: (i) an additional approximate 17% interest in casino related revenues derived from the management of any Native
American casino facility development at Monticello Raceway; and
(ii) an additional 25% interest in Monticello Raceway's parimutuel operations. This transaction, which is subject to Board of Director, shareholders and other approvals, would be effectuated by the issuance of 851 shares of the Company's common stock.
Further, in connection with the transaction, the Company would enter employment agreements with principals of the seller providing for annual aggregate compensation of $500, subject to certain performance requirements, and options to purchase up to 503 shares of the Company's common stock at $24.91 per share.

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

      On June 15, 2000, the Company entered into a Charter
Agreement that required that $1,250,000, including the application of a previously issued $400,000 promissory note, be paid towards the completion of construction of the vessel and monthly payments over a three-year period commencing upon the completion. The monthly payments are $41,000 during the first year and $46,667 during years two and three, with an additional surcharge for each month of the three year period amounting to one dollar per each passenger during each previous month.
At the completion of the three-year period, the Company has the option to purchase the vessel at a cost of $4,500,000, towards which all previous construction payments would be applied. In
November 2000, the interior design and construction was completed on the vessel, the Ella Star, with the inaugural cruise taking place on November 26, 2000 The Ella Star has an inherent competitive advantage as it has the fastest route to the three-mile limit, putting its passengers in gaming action in approximately 20 minutes. The vessel's first two decks provide for 7,000 square feet of Las Vegas style gaming with 165 slot machines and 20 table games. The third deck features the Star Cafe with seating for 150 people. Included in property and equipment at June 30, 2001 is $2,493,000 (including
$1,250,000 paid pursuant to the Charter Agreement) of payments related to the construction of the vessel and related improvements).

      On September 7, 2000, the Company entered into a three-year agreement for the rental of certain furniture and equipment to be used relative to the gaming day cruise vessel.
Rental payments, which commenced in November 2000 and December 2000, are approximately $36,000 per month.

      In October 2000, Alpha Florida merged into Alpha Florida LLC.
Also, in October 2000, the Company received $900,000 from an unrelated third party and an additional $71,000 of pre-opening expenses paid directly by that third party, in
exchange for a 25% interest in Alpha Florida LLC, while retaining the remaining 75% interest.  In May 2001, the Company
received a loan of $250,000 from the same third party.   In addition,
the Company earns a monthly management fee amounting to 5% of gross revenues.

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operation:

     The following table sets forth the statements of operations for Alpha Florida's Ella Star before intercompany charges, minority interest and pre-opening expenses for the six and three months ended June 30, 2001 (dollar amounts in thousands):

                                  Six Months Ended    Three Months Ended
                                    June 30, 2001       June 30, 2001
Revenues:
    Casino . . . . . . . .        $   2,082             $    1,231
    Food and beverage, retail
     and other . . .                     81                     44
      Total revenues . . . .          2,163                  1,275

Operating expenses:
    Casino . . . . . . . . . . . .    1,033                    499
    Food and beverage, retail
      and other                          52                     20
    Selling, general and
      administrative                  2,184                    986
    Depreciation and amortization       360                    180
      Total operating expenses . .    3,629                  1,685

     Loss before intercompany
       charges, minority interest
       and pre-opening expenses   $(1,466)              $     (410)


       The Ella Star continued to have its revenues negatively impacted by the unusually windy winter and spring weather conditions in South Florida. Because of the severe weather the Ella Star was forced to cancel several cruises and the attendance of those that did cruise was negatively impacted because of inclement conditions. To ameliorate the negative impact of windy weather in the future, the Company pulled the vessel out of the water for several days in January 2001 and installed bilge keel stabilizers at a cost to the operation in excess of $100,000.
The retrofitting of the stabilizers has greatly improved the comfort of the passengers during rough weather. Casino expenses, representing 50% and 41% of casino revenues included $513,000 and $255,000 of payroll and related expenses, $259,000 and $114,000 of expenses related to food and beverage provided gratuitously to customers and other expenses of $261,000 and $130,000 for the six and three months ended June 30, 2001, respectively.

      Selling, general and administrative expenses for the six and three months ended June 30, 2001 include $678,000 and $336,000, respectively, of payroll and related expenses, $455,000 and $156,000, respectively, of advertising and marketing expenses, $661,000 and $273,000, respectively of dock, vessel, equipment and office rental expenses, $252,000 and $102,000, respectively, of insurance, utilities, fuel and other maintenance costs and the remaining $138,000 and $119,000, respectively, for professional fees, office expenses and other miscellaneous general and administrative expenses.

Alpha Gulf:
      In 1998, the Company sold substantially all of the assets of Alpha Gulf and Greenville Hotel to GCP. In exchange for such assets, the Company received, among other consideration, a 25% limited partnership interest in GCP. However, shortly after the sale, the Company was advised by GCP that it had incurred significant operating losses resulting in substantial working capital and partners' deficiencies. Despite attempted remedial actions, GCP continued to incur losses. In light of these developments, the Company adjusted the carrying value of its limited partnership interest in GCP to zero during the fourth quarter of 1998. While the Company has been advised that GCP is pursuing other capital sources, seeking to modify its debt service requirements through legal action and continuing its operations, there can be no assurance that the Company will ever realize any benefit from its 25% limited partnership interest.

      The continuing general and administrative expenses of $10,000 and $59,000 for the six months ended June 30, 2001 and 2000, respectively, consisted of payroll and related expenses of approximately $0 and $34,000, respectively, occupancy costs of approximately $8,000 and $14,000, respectively and other operating expenses of $2,000 and $11,000, respectively.

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

      The continuing costs (exclusive of Casino Ventures - see "Future Operations-Casino Ventures") incurred during both the six months ended June 30, 2001 and 2000 for administration were $16,000. Interest expense for both the six months ended June 30, 2001 and 2000 amounted to $28,000, which related to a note payable to Bryanston.

Other:

      In connection with the sale of the hotel on March 2, 1998, the Company entered into a supervisory management agreement with GCP for a term of ten (10) years whereby the Company will be entitled to receive $100,000 per annum for management services. The Company no longer accrues the management fee as the likelihood of collection is remote.

      During the six and three months ended June 30, 2001, the Company's share of operations from Monticello Raceway amounted to $34,000 and $26,000, respectively. (See Future
Operations - Monticello).

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

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Monticello:

      The Company, through its wholly-owned subsidiary, AMI, was party to a General Memorandum of Understanding (the "Memorandum") with Catskill Development, LLC ("CDL" and, collectively with AMI, the "Parties") dated December 1, 1995, which among other things, provided for the establishment of Mohawk Management, LLC ("MML"), a New York limited liability company, for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the St Regis Mohawk Indian Tribe (the "Mohawk Tribe"). The Memorandum also sets forth the general terms for the funding and management obligations of CDL (25% owned by Bryanston Group, Inc. ("Bryanston")) and AMI with regard to MML. In
January 1996, MML was formed with each of CDL and AMI owning a 50% membership interest in MML. On July 31, 1996,
MML entered into a Gaming Facility Management Agreement with the Mohawk Tribe (the "Management Contract") for the management of a casino to be built on the current site of the Monticello Raceway in Monticello, New York (the "Monticello Casino"). Among other things, the Management Contract provided MML with the exclusive right to manage the Monticello Casino for seven (7) years from its opening and to receive certain fees for the provision of management and related services.

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

      As part of and in conjunction with such settlement, AMI acquired 5 percentage points of Bryanston's ownership interest in its real property holdings at the Monticello
Raceway for $455,000 plus consideration if the asset is liquidated. That holding includes the Raceway's building and equipment and approximately 225 acres of land. In June 2001, the Company agreed to satisfy this obligation through the issuance of the Company's common stock. The $455,000 is included in other assets on the consolidated balance sheet as of June 30, 2001. Additionally, Bryanston transferred its 25% ownership in the Raceway's parimutuel operations to AMI. Under the previous agreement, AMI did not participate in any of these sources of revenue. For the six months ended June 30, 2001, the Company's share of the Raceway's parimutuel operations amounted to $34,000.
Included in deposits and other assets as of June 30, 2001, the Company capitalized $2,491,000 towards the design, architecture and other costs of the development plans for the proposed Monticello Casino.

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

      On April 22, 2000, the Company was made aware of a purported letter agreement between the Mohawk Tribe and Park Place Entertainment ("PPE"), which agreement (with two irrelevant exceptions) would purportedly give PPE the exclusive rights to develop and manage any casino development the Mohawk
Tribe may have in the State of New York. The validity of the aforementioned purported agreement is not clear at this time. On November 13, 2000, MML and CDL (collectively the
"Plaintiffs") joined in a suit filed in the United States
District Court, Southern District against PPE, alleging entitlement to substantial damages as a consequence of, among other things, PPE's purported interference in the Plaintiffs proposed casino in

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Monticello (CONTINUED):

On May 14, 2001, the Plaintiffs received notification from the Court that the Court had allowed the Claim for Interference With Prospective Business Relations to proceed to trial. The case is now in the discovery phase and, at this point, a trial date has not been set by the Court.

      Subject to the obtaining of requisite components and approvals or the satisfactory resolution of the previously mentioned lawsuit, it is anticipated that MML will undertake the development and management of the proposed casino in Monticello, New York, and AMI will be responsible for the day-to-day operations of that casino. It is intended that the casino will be owned by a federally recognized tribe and will be located on land to be placed in trust for the benefit of that tribe.

      In August 2001, the Company reached a definitive agreement to acquire: (i) an additional approximate 17% interest in casino related revenues derived from th management of any Native American casino facility development at Monticello Raceway; and (ii) an additional 25% interest in Monticello
Raceway's parimutuel operations. This transaction, which is subject to Board of Director, shareholders and other approvals, would be effectuated by the issuance of approximately 851,000 shares of the Company's common stock. Further, in connection with the transaction, the Company would enter employment agreements with principals of the seller providing for annual aggregate compensation of $500,000, subject to certain performance requirements, and options to purchase up to approximately
503,000 shares of the Company's common stock at $24.91 per share.

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

      The Jubilation vessel has been relocated to Mhoon Landing in Tunica, Mississippi ("Tunica"), where it is anticipated it will be refurbished and operated as a gaming vessel.
To fund such costs in 2000 and 2001, Casino Ventures has been loaned $1,270,000 from Mr. Walker, $197,000 from the Company and $34,000 from the holder of a $650,000 mortgage on the inactive gaming vessel. An additional $350,000 was received by Casino Ventures in 2000 for future equity contingent upon final approval of the casino by the Mississippi Gaming Commission. During the six months ended June 30, 2001, the Company capitalized
$78,000 of costs related to the relocation and refurbishing of the vessel and improvements to its redeployment site in Tunica. An additional $88,000 of start-up costs were incurred during the six months ended June 30, 2001.

       The Company believes that Casino Ventures could commence operations in Tunica in late 2001. The Company is not required to make any further capital contributions to Casino Ventures. On January 18, 2001, Casino Ventures received site approval for the casino in Mhoon Landing from the Mississippi
Gaming Commission. If the project is completed as approved, the casino will be supported by enhanced existing land-based infrastructure, including restaurant and lodging facilities, as well as the requisite back of house service areas.

       Casino Ventures' interest expense for the six months ended
June 30, 2001 and 2000, not eliminated in consolidation, amounted to $74,000 and $26,000. This was substantially attributable to a $650,000 mortgage note payable secured by the vessel and the loans from Mr. Walker.

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

      For the six months ended June 30, 2001, the Company had net cash used in operating activities of $1,998,000. The uses were the result of a net loss of $2,083,000, depreciation and amortization of $385,000, minority interest of $431,000, interest amortized on loan discount $36,000 and a net decrease in working capital of $95,000. The decrease in working capital consisted primarily of a net decrease in other current assets of $461,000, a decrease in accounts payable and other accrued expenses of $474,000 and an increase in payroll and related liabilities of $108,000.

      Cash used in investing activities of $707,000 consisted of $265,000 of payments for property and equipment and a $442,000 increase in deposits and other assets.

      Cash provided by financing activities of $2,170,000 was substantially attributable to net proceeds from long-term debt.

      The Company has incurred an accumulated deficit and current net losses of approximately $87,780,000 and $2,083,000, respectively, used approximately $1,998,000 in operations during the six months ended June 30, 2001 and has a working capital deficit (excluding Casino Ventures which is not expected to be paid by the Company during the next twelve months) of approximately $1,935,000 at June 30, 2001. Since the November 2000 launching of the
Ella Star, the Company has been working to overcome the affects of unusually poor weather conditions in south Florida. This coupled with start-up activities and general learning curves, has negatively impacted operations. While the Company's 2000 efforts were geared primarily at capital raising and pre-opening activities relating to the November 2000 launching of the Ella Star, the Company anticipates positive cash flows from the Ella Star beginning with the last half of 2001. Further, the Company has been aggressively pursing investors and/or buyers relative to Casino Ventures to provide a cash infusion and effectively reduce or eliminate its membership interest. Finally, in connection with the August 2001 transaction (see Note 10), the Company anticipates entering into employment agreements with two individuals who will assist the Company in its ongoing efforts to raise additional debt or equity financing. Long-term liquidity is dependent upon the Company's ability to attain profitable operations and raise capital. There can be no assurances that the Company's efforts will be successful.

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




Dated: August 14, 2001                    /s/ STANLEY S. TOLLMAN
                                          Stanley S. Tollman
                                          Chairman and CEO




Dated: August 14, 2001                    /s/ ROBERT STEENHUISEN
                                          Robert Steenhuisen
                                          Chief Accounting Officer