Form 10-Q
period 2001-09-30
ALPHA HOSPITALITY CORP
filed 2001-11-14
CIK 906780

U. S. SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, D.C.  20549

                   FORM 10-Q


X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001



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

         Yes    X              No


    APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding
of each of the issuer's classes of common equity, as of the latest practicable date:
November 13, 2001


Common Stock, $0.01 par value: 2,542,284 shares

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                INDEX


PART I       FINANCIAL INFORMATION        PAGE NO.

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
            as of September 30, 2001 and
            December 31, 2000 . . . . . .     1

          Consolidated Statements of
            Operations for the Nine Months
            Ended September 30, 2001 and
            2000 . . . . . . . .              2

          Consolidated Statements of
            Operations for the Three
            Months Ended
            September 30, 2001 and 2000 . .   3

          Consolidated Statements of
            Cash Flows for the Nine
            Months Ended
            September 30, 2001 and 2000 . .   4-5

          Notes to Consolidated
            Financial Statements  .           6-13

Item 2.   Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations . .    14-20




PART II               OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . .   21

          Signatures . . . . . . . . . . .   22




All items that are not applicable or to which the answer is egative have been omitted from this report.

 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share data)

                                      September 30,      December 31,
                                            2001             2000
                                      (Unaudited)          (Audited)
                                ASSETS
CURRENT ASSETS:
  Cash    . . . . . . . . . . . . . . . . .$    139     $    1,263
  Other current assets. . . . . . . . . . .     330            696
     Total current assets. . . . . . . . . . .  469          1,959

PROPERTY AND EQUIPMENT, net. . . . . . . . .  1,957          2,311

ASSETS OF CASINO VENTURES. . . . . . . . . . .7,029          6,448

DEPOSITS AND OTHER ASSETS. . . . . . . . . . .3,259          2,815
                                           $ 12,714     $   13,533


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses. . $        1,476     $    1,329
  Long-term debt, current maturity . . . .          2,063
  Accrued payroll and related liabilities.            140            178
  Current liabilities of Casino Ventures .          1,661          1,597
     Total current liabilities . . . . . .          5,340          3,104

LONG-TERM DEBT, less current maturity. . .          1,121          2,473

OTHER LIABILITIES. . . . . . . . . . . . .            505          2,490

LONG-TERM LIABILITIES OF CASINO VENTURES .          1,276            804

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST. . . . . . . . . . . . .            889          1,086

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 7,500
     shares authorized, 2,506 and
     2,075 issued and outstanding in 2001
     and 2000, respectively                            25             21
  Preferred stock, 5,000 shares authorized:
     Series B, $.01 par value, 821 issued
       and outstanding . .                              8              8
     Series C, $.01 par value, 135 issued
       and outstanding . .                              1              1
     Series D, $.01 par value, 1.5 and 2.1
       issued and outstanding in
       2001 and 2000, respectively . . . .              0              0
  Common stock payable . . . . . . . . . .          3,443             --
  Capital in excess of par value . . . . .         89,235         86,145
  Accumulated deficit. . . . . . . . . . .        (89,129)       (82,599)
     Total stockholders' equity. . . . . .          3,583          3,576
                                           $       12,714     $   13,533




      See accompanying notes to consolidated financial statements

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
              (in thousands, except  for per share data)


                                                      Nine  Months Ended
                                                           September 30,
                                                        2001            2000
REVENUES:
  Casino                             . . . .     $   2,657   $         --
  Food and beverage, retail and other . . .            313             187
                                                     2,970             187

COSTS AND EXPENSES:
  Casino                        . . . . . . . .      1,577             --
  Food and beverage, retail and other. . . . . . .      65             --
  Noncash compensation. . . . . . . . . . .             --          (3,251)
  Selling, general and administrative . . .          4,528           1,206
  Depreciation and amortization . . . . . .            572              33
  Pre-opening and development costs . . . .             88             699
     Total costs and expenses . . . . . . .          6,830          (1,313)

OTHER INCOME (EXPENSE):
  Interest income. . . . . . . . . . . . . . . . .       8             144
  Interest expense . . . . . . . . . . . . . . . .    (324)           (143)
                                                      (316)              1

NET INCOME (LOSS) BEFORE MINORITY INTEREST . . . .  (4,176)          1,501

MINORITY INTEREST. . . . . . . . . . . . . . . .       747              --

NET INCOME (LOSS). . . . . . . . . . . . . . . . .  (3,429)          1,501

DIVIDENDS ON PREFERRED STOCK. . . . . . . .          3,097           6,194

NET LOSS APPLICABLE TO COMMON SHARES. . . .         (6,526)         (4,693)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.          2,171           1,815

NET LOSS PER COMMON SHARE, BASIC AND DILUTED    $   ( 3.01)      $   (2.59)


      See accompanying notes to consolidated financial statements

    ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
              (in thousands, except  for per share data)


                                                      Three Months Ended
                                                         September 30,
                                                      2001            2000
REVENUES:
  Casino                            . . . .    $       575   $          --
  Food and beverage, retail and other . . .            106             132
                                                       681             132

COSTS AND EXPENSES:
  Casino                        . . . . . . . .        544              --
  Food and beverage, retail and other. . . . . . .      13              --
  Noncash compensation. . . . . . . . . . .             --            (465)
  Selling, general and administrative . . .          1,455             351
  Depreciation and amortization . . . . . .            187              12
  Pre-opening and development costs . . . .             --             365
     Total costs and expenses . . . . . . .          2,199             263

OTHER INCOME (EXPENSE):
  Interest income. . . . . . . . . . . . . . . . .      --              72
  Interest expense . . . . . . . . . . . . . . . .    (144)            (61)
                                                      (144)             11

NET INCOME (LOSS) BEFORE MINORITY INTEREST . . . .  (1,662)           (120)

MINORITY INTEREST. . . . . . . . . . . . . . . . .     316              --

NET LOSS                                   . . . . .(1,346)           (120)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.          2,466           2,021

NET LOSS PER COMMON SHARE, BASIC AND DILUTED   $      (.55)     $     (.06)



      See accompanying notes to consolidated financial statements

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                            (in thousands)


                                                Nine Months Ended
                                                    September 30,
                                               2001                 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $       (3,429)    $           1,501
  Adjustments to reconcile net income (loss)
    to net cash used in
     operating activities:
       Minority interest. . . . . . . . . .          (747)                   --
       Depreciation and amortization. . . .            572                   33
       Noncash compensation . . . . . . . .             --              (3,251)
       Interest amortized on loan discount.             54                   12
       Changes in operating assets and liabilities:
          Other current assets. . . . . . .            376                (374)
          Accounts payable and accrued
             expenses . . . . . . . . . . .           (21)                (373)
          Accrued payroll and related liabilities.    (38)                 158

NET CASH USED IN OPERATING ACTIVITIES. . . . . . . (3,233)              (2,294)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases for property and equipment . . . . . .   (793)                  (2)
  (Increase) decrease in deposits and other assets . (435)              (1,930)

NET CASH USED IN INVESTING ACTIVITIES. . . . . . . (1,228)              (1,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributed by holders of minority
    interest. . . . . .                               550
  Proceeds from sale of preferred stock, net . . . .   --                3,867
  Proceeds from (adjustment for previously issued)
   exercised warrants
     and stock options . . . . . . . . . . . . . .     (4)                 143
  Proceeds from long-term debt . . . . . . . . . .  2,791                1,218

NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . .  3,337                5,228

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . (1,124)               1,002

CASH, beginning of period. . . . . . . . . . . . .  1,263                1,464

CASH, end of period. . . . . . . . . . . . . . . $    139           $    2,466


      See accompanying notes to consolidated financial statements

   ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                           (in thousands)


                                                     Nine Months Ended
                                                        September 30,
                                                   2001             2000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest during the period       $    57        $      10

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Loans receivable related to stock issued in
     connection with the exercise
     of stock options                           $     --        $     145

  Agreement to issue shares of the Company's common stock in settlement of liabilities to Bryanston:

     Long-term debt                             $  1,407
     Accounts payable and accrued expenses            42
     Other liabilities                               455
                                                $  1,904

  Agreement to issue shares of the Company's
     common stock in
     settlement of accrued payroll              $  1,530

  Agreement to issue shares of the Company's
     common stock in
     exchange for certain interests             $      9



      See accompanying notes to consolidated financial statements

         ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                           (in thousands)


NOTE 1.  NATURE OF BUSINESS

     Alpha Hospitality Corporation (the "Company"), incorporated in Delaware on March 19, 1993, through Alpha
Monticello, Inc. ("AMI"), a wholly owned subsidiary, has 50% ownership interest (see Note 7) in the parimutuel operations of
Monticello Raceway in Monticello, New York. AMI has an approximate 57% interest in the casino related revenues derived from the management of any Native American casino developed at the Monticello Raceway property (see Note 7).
A majority of the
Company's 2001 revenues are generated by a majority owned subsidiary, Alpha Florida Entertainment, L.L.C.
("Alpha Florida
LLC"). In November 2000, Alpha Florida LLC, launched its gaming day cruise vessel, the Ella Star Casino ("Ella Star"), operations out of Miami-Dade County's Haulover Beach
Park and Marina adjacent to Bal Harbour, Florida.

NOTE 2.  BASIS OF PRESENTATION AND SUMMARY OF
SELECTED SIGNIFICANT ACCOUNTING POLICIES

     Financial Statements - The accompanying
unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.
All adjustments that are of a
normal and recurring nature and, in the
opinion of management, necessary for a fair presentation have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000, included in the Company's annual report on Form10-K for the year ended
December 31, 2000.

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

                                                   Estimated
                                                    Useful
                      Assets                        Lives

          Boat and improvements                   20 years
       Leasehold and improvements              10-20 years
          Gaming equipment                       5-7 years
          Furniture, fixtures and equipment      5-7 years


     Investments. The Company's 19% interest in a limited partnership is being accounted for under the cost method of accounting. The Company's 5% investment in real property holdings on Monticello Raceway is being accounted for under the cost method of accounting.

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

    Promotional Allowances. Promotional
allowances primarily consists of food and beverage furnished gratuitously to customers. Revenues do not include the retail amount of food and beverage of $616 and $253, respectively, for the nine and three months ended September 30, 2001 provided gratuitously to customers. The cost of these items of $337 and $78, respectively, for the nine and three months ended
September 30, 2001 are included in casino expenses.

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

    New accounting pronouncements. In July
2001, the Financial Accounting Standard Board issued Statement of Financial
Accounting Standards ("SFAS") Nos. 141 and 142,
"Business Combinations" and "Goodwill and
Other Intangibles". SFAS 141
requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for the impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company is in the process of determining the impact of these pronouncements on its consolidated financial position and results of operations.

NOTE 3. PROPERTY AND EQUIPMENT

  Details of property and equipment at
September 30, 2001 and December 31, 2000 were as follows (see Note 6) :


                                                   2001        2000
     Boat and improvements . . . . . . . .  	  $  9,757   $  9,034
     Leasehold improvements. . . . . . . .             102         88
     Gaming equipment. . . . . . . . . . .           2,265      2,224
     Furniture, fixtures and equipment . .           1,975      1,970
                                                    14,099     13,316
  Less accumulated depreciation and amortization. .  5,167      4,622
  Less amounts included in assets of Casino Ventures 6,975      6,383
                                                 $   1,957   $  2,311


           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                             (Unaudited)
                           (in thousands)

NOTE 4.  LONG-TERM DEBT

  Long-term debt at September 30, 2001
and December 31, 2000 was comprised
of the following:

                                          Interest
                                          Rate         2001         2000

Loan payable, due July 31, 2003 . . . .       4%   $    1,120   $    1,066

Loan payable to a director of the Company,
       due in October 2002. . . . . . .       8%         1,276         804

Note payable to Bryanston Group, Inc.
   ("Bryanston"), an affiliate,
   with interest payable monthly
   and principal payments,
   commencing January 1, 2001,
   not to exceed $1,000 per annum,
   with any unpaid balance due at
   maturity in April 2005.
   Bryanston has agreed, subject
   to certain terms and conditions,
   to subordinate its rights
   to repayment of principal and
   to payment of cash
   dividends to the prior payment
   of amounts due to the
   holders of the preferred stock,
   series D.  In June 2001,
   the Company agreed to satisfy
   this obligation, including
   accrued interest of $42 through
   the issuance of shares of
   the Company's common stock
   (see Notes 7 and 8) . . . . .              8%                          1,407

Loan payable to Bryanston, due on
      demand. . . . .                         8%          2,063              --

Mortgage note collateralized by
    the Company's
    inactive vessel (see Note 6)
    with interest payable
    monthly and principal due
    in January 2001 . . . . .                 8%            650             650

Loan payable to minority member
    of Alpha Florida, L.L.C.
    Principal and interest
    payable prior to any
    distributions of earnings
    from Alpha Florida, L.L.C.             Prime            250

Promissory note payable,
    due March 2001    . . . . . .             6%             34              29
                                                          5,393           3,956
       Less current portion. . . . .                      2,063

Less amounts included in liabilities of
    Casino Ventures .                                     2,209           1,483
                                                      $    1,121   $      2,473


            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                              (Unaudited)
                            (in thousands)


NOTE 4.  LONG-TERM DEBT (CONTINUED)

Aggregate future required principal payments are approximately as follows:

    Twelve months ending September 30:
       2002. . . . . . . . . . . . . . . . .   $      2,997
       2003. . . . . . . . . . . . . . . . .          2,526
       2004. . . . . . . . . . . . . . . . .             --
       2005. . . . . . . . . . . . . . . . .             --
       2006. . . . . . . . . . . . . . . . .             --
                                               $      5,523


NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       At September 30, 2001 and December 31, 2000, accounts payable and accrued expenses were comprised of the following:


                                               2001             2000
     Property and equipment. . . . .     $         662    $      1,110
     Insurance . . . . . . . . . . .               150             167
     Accrued professional fees . . .               307             280
     Accrued interest. . . . . . . .               252             114
     Other . . . . . . . . . . . . .               833             576
     Less amounts included in
         liabilities of Casino Ventures
         (see Note 6). . . . . . . .             (728)            (918)
                                         $       1,476    $      1,329

NOTE 6. INVESTMENT IN CASINO VENTURES, L.L.C.

     On July 8, 1999, the Company
contributed its inactive vessel, Jubilation,
to Casino Ventures (see Notes 4 and 5).  At
the time of the contribution, the vessel
(including gaming equipment, furniture
and other items) had a net book value of $4,149.
In exchange, the Company received $150 in cash,
a promissory note of $1,350 and a
membership interest in Casino Ventures.
The promissory note accrues interest at
an initial rate of 8.75% per annum, payable
quarterly, with the principal balance due July
8, 2002.  The initial interest rate of 8.75%
is adjusted daily to prime plus one percent
with a minimum rate of 8.75%.  Through
September 30, 2001, there have not been any
payments of interest.  Accordingly, the
note is due on demand.  The consolidated
financial statements of the Company include
the accounts of Casino Ventures until
such time, if any, as the Company's
membership interest decreases from its
current amount of 93% to less than 50%.
Accordingly, all transactions, including the
$1,350 promissory note, have been eliminated
in consolidation.  A director of the Company
is a member in Casino Ventures and
serves as its General Manager. That director
advanced funds to Casino Ventures in 1999, 2000
and 2001 that were used for site
and vessel improvements.  As of September 30, 2001,
the loan payable to that director amounted
to $1,276.  The loan accrues
interest at 8% and matures October 2002.
During the nine months ended September 30,
2001, the Company capitalized  $596
of costs related to the refurbishment of
the vessel and improvement to its site in Tunica,
Mississippi and incurred  $88 of start-up
costs.  Additionally, during the year ended
December 31, 1999, the vessel was used as
collateral to obtain funding of $650
towards the aforementioned costs of Casino
Ventures.   Total interest expense on Casino
Ventures debt for the nine months ended
September 30, 2001 amounted to $113.
Pursuant to an amendment agreement
effective April 18, 2000, the total maximum borrowings allowed to be collateralized by the vessel is $1,000.

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              (In thousands, except for per share data)


NOTE 6. INVESTMENT IN CASINO VENTURES, L.L.C. (CONTINUED)

At September 30, 2001and December 31, 2000, assets and liabilities of Casino Ventures consisted of the following:


                                   2001      2000
Assets:
       Property and equipment $   6,975  $  6,383
       Deposits                      54        54
 Other                               --        11
                            $     7,029  $  6,448
Current liabilities:
 Long-term liability,
   current maturities               933       679
 Accounts payable and
   accrued expenses                 728       918
                             $    1,661  $  1,597
Long-term liabilities,
     Long-term debt,
     less current maturities $    1,276  $    804


NOTE 7. COMMITMENTS, CONTINGENCIES
AND RELATED PARTY TRANSACTIONS

       The Company, through its wholly owned
subsidiary, AMI, was  party to a General
Memorandum of Understanding
(the "Memorandum") with Catskill Development,
LLC ("CDL" and, collectively with AMI, the "Parties") dated December 1,
1995, which among other things, provided for the establishment of Mohawk Management, LLC ("MML"), a New York limited liability company, for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the St.
Regis Mohawk Indian Tribe (the "Mohawk Tribe").
The Memorandum also sets forth the
general terms for the funding and
management obligations of CDL (25% owned by Bryanston, 75% owned by third parties) and AMI with regard to MML. In
January 1996, MML was formed with each of CDL and AMI owning a 50% membership interest in MML.
On July 31, 1996,
MML entered into a Gaming Facility Management
Agreement with the Mohawk Tribe (the
"Management Contract") for the
management of a casino to be built on the current site of the Monticello Raceway in Monticello, New York (the "Monticello
Casino"). Among other things, the Management
Contract provided MML with the exclusive right to manage the Monticello
Casino for seven (7) years from its opening and to receive certain fees for the provision of management and related services.

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

       In July 2000, the Parties completed
a final settlement agreement whereby AMI will be entitled to receive 40% of any basic management fee income and 75% of any service fee income accruing from the operation of any Native American casino facility development at Monticello Raceway.
The net result of the settlement entitled
AMI to receive approximately 47% of all
management fee and service income derived from the underlying management contract.
The original agreement contemplated
an arrangement specific to the Mohawk Tribe, while the settlement agreement covers all prospective federally recognized Native
American Nations.  Accordingly, Alpha Casino
Management Inc. ("ACM"), a wholly owned
subsidiary, and Monticello Casino
Management, L.L.C. ("MCM"), similarly owned a s MML, were formed to facilitate such potential non-Mohawk Tribe arrangements.

       As part of and in conjunction
with such settlement, AMI acquired five
percentage points of Bryanston's ownership interest in its real property holdings at the Monticello Raceway for $455 plus consideration if the asset is liquidated.
That holding includes the Raceway's building and equipment and approximately 230 acres of land. In June 2001, the Company agreed to satisfy this obligation through the issuance of shares of the Company's common stock
(see Note 8) The $455 is included in other assets on the consolidated balance sheet as of September 30, 2001. Additionally, Bryanston transferred its 25% ownership in the

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              (In thousands, except for per share data)

NOTE 7. COMMITMENTS, CONTINGENCIES AND
RELATED PARTY TRANSACTIONS (CONTINUED)

Raceway's parimutuel operations to AMI.
Under the previous agreement, AMI did not participate in any of these sources of revenue.

       In connection with the final
settlement agreement, certain CDL members
(Americas Tower Partners and Monticello
Realty, LLC) were granted the right to
receive $5,000, a "Senior Obligation"
dated October 1999, as referenced in the final settlement agreement. Additionally, similar to the Memorandum, the final settlement agreement identified capital contributions made by all CDL members aggregating $10,000, plus accrued interest in excess of $7,000, which must be paid prior to other cash distributions, except the Senior Obligation, plus accrued interest in excess of $1,000, including the Company's revenue participation discussed in the preceding paragraphs.

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

       On April 22, 2000, the Company
was made aware of a purported letter
agreement between the Mohawk Tribe and
Park Place Entertainment ("PPE"), which
agreement (with two irrelevant exceptions) would purportedly give PPE the exclusive rights to develop and manage any casino development the Mohawk Tribe may have in the State of New York. The validity of the aforementioned purported agreement is not clear at this time. On November
13, 2000, MML and CDL (collectively the
"Plaintiffs") joined in a suit filed in
United States District Court, Southern
District of New York (the "Court") against PPE, alleging entitlement to substantial damages as a consequence of, among other things, PPE's purported interference in the Plaintiffs' proposed casino in Monticello.
On May 14, 2001, the Plaintiffs received notification from the Court that the Court had allowed the claim for interference with prospective business relations to proceed to trial. While dismissing other tortious interference claims with contracts, in July
2001, the Court revised a portion of its earlier ruling and concluded that the Land
Purchase Agreement constituted a legally enforceable contract, allowing a claim for tortious interference with a contract to proceed. The case is now in the discovery phase and, at this point, a trial date has not been set by the Court.

       In August 2001, the Company reached
a definitive agreement to acquire: i) an additional approximate 17% interest in casino related revenues derived from the management of any Native American casino facility development at Monticello
Raceway; and ii) an additional 25% interest in Monticello Raceway's parimutuel operations.
This transaction, which is subject
to approval by the Board of Directors,
shareholders and others, would be effectuated by the issuance of approximately 940 shares of the Company's common stock. Because the Company's interest in the Monticello project constitutes the Company's most significant interest and operations, and because the foregoing transaction effectively would increase the Company's interest in that project, the Company is of the view that the value of the common stock it would issue in that transaction reflects the value of the interests it would receive.
Accordingly, rather perform a separate
valuation of the interest it would acquire, the Company determined it appropriate to book the consideration it would receive at an amount equal to the par value of common stock it would issue, which is $9. Such amount is included in deposits and other assets on the September 30, 2001 consolidated balance sheet. Further, in connection with the transaction, the Company would enter employment agreements with principals of the seller providing for annual aggregate compensation of $500, subject to certain performance requirements, and options to purchase up to 556 shares of the Company's common stock at $22.50 per share.

       On October 31, 2001, the Governor
of New York signed into law a gambling
extension bill which, among other
provisions, empowers the Governor to enter into up to three casino compacts with federally recognized tribes to develop class
III gaming operations and allows several of the state's racetracks, including Monticello
Raceway, to install video lottery terminals
("VLTs"). The Company anticipates that the ability to operate VLTs could have a positive impact on the operations at the Monticello Raceway.

        Included in deposits and other assets
as of September 30, 2001 and December 31, 2000, the Company capitalized
$2,612 and $2,047, respectively, towards the design, architecture and other costs of the development plans for the proposed

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              (In thousands, except for per share data)

NOTE 7. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

Monticello Casino.

       The Company is obligated under
an employment contract with its Chairman and Chief Executive Officer
("CEO").Under this agreement, the
Company accrues deferred compensation of
$250 per year. The agreement is automatically renewable for successive twelve-month periods, unless either party shall advise the other on ninety days written notice of his or its intention not to extend the term of the employment. In the event of termination of employment, the CEO will be retained to provide consulting services for two years at $175 per annum. At September 30, 2001, the
CEO was owed $1,530 pursuant to
such employment contract giving effect to his agreement to waive 2000 and 2001 salary.
Further, on September 30, 2001, the
CEO agreed to be paid only in common stock and rescind any previous conversion agreements.
Hence, at September 30, 2001,
the Company has reclassified accrued
compensation of $1,530 to common stock payable.

       To comply with State requirements
regarding the Company's 19% partnership
interest in Greenville Casino Partners,
L.P., the Company has received a finding of suitability from the Mississippi Gaming
Commission.  The Company's finding of
suitability was renewed in October 2001
for a three-year period.

       The Company is a party to legal
actions that have arisen in the normal
course of business. In the opinion of the Company's management, the resolution of these other matters will not have a material or adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

NOTE 8. STOCKHOLDERS' EQUITY

Activity
       The changes in stockholders' equity
during the nine months ended September 30, 2001 consisted primarily of the net loss of $3,429, the conversion of .60 shares of the Series D Preferred Stock into 114 shares of the Company's common stock at an average exercise price of $5.80 per common share and the issuance of 317 shares of the Company's common stock in connection with dividends on cumulative
Series B Preferred Stock (see below).

       Additionally, in June 2001, shareholder
approval was received to amend the Company's
Certificate of
Incorporation, which provided for a 1-for-10 reverse split of the Company's common stock.
Accordingly, common stock and
per share data has been retroactively
restated to give effect to the reverse stock split.

       On June 13, 2001, the Company satisfied
liabilities to Bryanston aggregating $1,904 by
agreeing to issue
approximately 238 shares of its common stock
at a price of $8 per share, which was the closing
market price on that date.   In
August 2001, the Company agreed to issue 940 shares of its common stock in exchange for an increase in certain casino and other existing interests relative to Monticello Raceway
(see Note 7).  Additionally, as of September
30, 2001, the Company agreed to
issue common stock of the Company in payment of deferred compensation payable to its CEO(see Note 7).

Descriptions of Preferred Stock and Dividends

                                The Company's
Series B Preferred Stock has voting rights of 8 votes per preferred share (retroactively restated to
 .8 votes per preferred share to give effect to the 1-for-10 reverse split), is convertible to 8 shares of common stock (retroactively restated to .8 shares of common stock to give effect to the 1-for-10 reverse split) for each share of preferred stock and carries a dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event the dividend is not paid at the end of the Company's fiscal year (December 31), the dividend will be payable in common stock. In
April 2001, the Company issued 317
additional shares of the Company's common stock in lieu of the dividend owing for the year 2000 to the holders fo the Company's
Series B Preferred Stock.  As of November
12, 2001, dividends in arrears on the
Series B Preferred Stock amounted to
approximately $2,322.

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

Descriptions of Preferred Stock and Dividends (continued)

at the end of the Company's fiscal year
(December 31), the dividend will be
payable in common stock. As of November 12, 2001, dividends in arrears on the Series C
Preferred Stock amounted to approximately
115 shares in the aggregate, of the Company's common stock for the years 1998, 1999 and 2000 and $573 for 2001.

        The Series D Preferred Stock is
convertible into shares of the Company's common stock at a conversion price of the lesser of $60 per share or a price based upon the prevailing market price of the Company's common stock, and accrues dividends at a rate of 7% per annum. In the event the preferred stock is not converted into shares of the Company's common stock by February 8, 2005, there will be a mandatory redemption at that time, payable in shares of the Company's common stock at the same aforementioned conversion price.
The dividends are payable in arrears on the earlier of the date of conversion of a share of Series D Preferred Stock or the date of redemption. At the Company's option, the dividends are payable in the form of cash or shares of the Company's common stock.
The maximum aggregate total number of
shares of the Company's common
stock issuable relative to the conversions and payments of dividends is 330 shares.
In the event such limitation prevents the conversion of any Series D Preferred Stock, the dividend rate will increase to 15% per annum to be payable in cash in arrears, semi-annually on September 30 and December
31.  The Series D Preferred Stock has no
voting rights prior to its conversion into common stock.


NOTE 9. LIQUIDITY

       The Company has incurred an accumulated
deficit and current net losses of $89,129 and 3,429, respectively, used
$3,106 in operations during 2001 and has a working capital deficit (excluding Casino Ventures which is not expected to be paid by the Company during the next twelve months) of approximately $3,210 at September 30, 2001.
Since the November 2000
launching of the Ella Star, the Company has been working to overcome the effects of unusually poor weather conditions in south
Florida, a late season hurricane that just missed the Miami area and severe bridge construction related delays on the Haulover
Bridge, the main artery to the casino's site.
This, coupled with start-up activities and general learning curves, has negatively impacted the casino's operations.

       While the Company would anticipate
improved operations in 2002, it is also
considering the divestiture of the Ella
Star investment. As a consequence of the general downturn of the travel and tourism industry, particularly following the events of September 11, 2001, and in view of the prior unsatisfactory historical operating results of the Ella Star, there can be no assurance that the financial performance of the Ella Star will improve. The Company has not been able to finance its current cash needs out of the revenues from its operating businesses; instead, the Company has been meeting its current cash needs through advances from Bryanston (approximately $611 during the quarter ended September 30, 2001).
Bryanston is an affiliate of the
Company of which the Chairman and CEO's
spouse is a 50% stockholder. Bryanston is under no obligation to make these advances and there can be no assurance that Bryanston will make any future advances to the Company.

       In light of the Company's deteriorating
financial condition and unprofitable Ella Star
operations, the Company has
been seeking other working capital alternatives,
including the sale of its 19% limited
partnership interest in GCP, which the
Company believes, based on its discussions
with an interested party, has increased in
value significantly.  Further, the Company
has been aggressively pursuing investors
and/or buyers relative to Casino Ventures to
provide a cash infusion and effectively
reduce or eliminate its membership interest.
Finally, in connection with the August 2001
transaction (see Note 7), the Company
entered into employment agreements with two
individuals who will assist the Company in
its ongoing efforts to raise additional
debt or equity financing.   Liquidity is
dependent upon the Company's ability to
attain profitable operations and raise capital by the preceding or other means. There can be no assurances that the Company's efforts will be successful.

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

      On June 15, 2000, the Company entered
into a Charter Agreement that required that $1,250,000, including the application of a previously issued $400,000 promissory note, be paid towards the completion of construction of the vessel and monthly payments over a three-year period commencing upon the completion. The monthly payments are $41,000 during the first year and $46,667 during years two and three, with an additional surcharge for each month of the three year period amounting to one dollar per each passenger during each previous month. At the completion of the three-year period, the Company has the option to purchase the vessel at a cost of $4,500,000, towards which all previous construction payments would be applied. In
November 2000, the interior design and
construction was completed on the vessel, the Ella Star, with the inaugural cruise taking place on November 26, 2000 The Ella Star has an inherent competitive advantage as it has the fastest route to the three-mile limit, putting its passengers in gaming action in approximately 20 minutes. The vessel's first two decks provide for 7,000 square feet of Las Vegas style gaming with 165 slot machines and 20 table games. The third deck features the Star Cafe with seating for 150 people. Included in property and equipment at September 30, 2001 is $1,972,000
(including $1,250,000 paid pursuant to the Charter Agreement) of payments related to the construction of the vessel and related improvements).

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

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
      OPERATIONS  (CONTINUED)


Results of Operation:

     The following table sets forth the
statements of operations for Alpha Florida's
Ella Star before intercompany charges, minority interest and pre-opening expenses for the nine and three months ended September 30, 2001
(dollar amounts in thousands):


                                      Nine Months Ended    Three Months Ended
                                    September 30, 2001     September 30, 2001
 Revenues:
  Casino . . . . . . . . . . . .       $      2,657       $         575
  Food and beverage, retail and other           105                  24
     Total revenues . . . . . . .             2,762                 599

 Operating expenses:
   Casino . . . . . . . . . . . .             1,577                 544
   Food and beverage, retail and other           65                  13
   Selling, general and administrative        3,342               1,158
   Depreciation and amortization                540                 180
      Total operating expenses . .            5,524               1,895

 Loss before intercompany charges, interest,
    minority interest and
    pre-opening expenses                $    (2,762)          $  (1,296)



       The Ella Star continued to have its
revenues negatively impacted by  the
affects of unusually poor weather
conditions in south Florida, a late season hurricane that just missed the Miami area and severe bridge construction related delays on the Haulover Bridge, the main artery to the casino's site. Because of the severe weather the Ella Star was forced to cancel several cruises and the attendance on those cruises that did sail in the face of poor weather or predictions of poor weather were negatively impacted. To partially ameliorate the negative impact of these conditions, the Company pulled the vessel out of the water for several days in January 2001 and installed bilge keel stabilizers at a cost to the operation in excess of $100,000. The retrofitting of the stabilizers improved passenger comfort during rough weather.
Casino expenses, representing 59% and 95 % of casino revenues included $819 and $306 of payroll and related expenses, $337 and $78 of expenses related to food and beverage provided gratuitously to customers and other expenses of $421 and $160 for the nine and three months ended September
30, 2001, respectively.

      Selling, general and administrative
expenses for the nine and three months
ended September 30, 2001 include $1,045
and $367, respectively, of payroll and
related expenses, $664 and $209, respectively, of advertising and marketing expenses,
$1,020 and $359, respectively of dock, vessel, equipment and office rental expenses,
$388 and $136, respectively, of insurance, utilities, fuel and other maintenance costs and the remaining $225 and $87, respectively, for professional fees, office expenses and other miscellaneous general and administrative expenses.

Alpha Gulf:
      In 1998, the Company sold substantially
all of the assets of Alpha Gulf and
Greenville Hotel to GCP.  In exchange
for such assets, the Company received,
among other consideration, a 19% limited partnership interest in GCP. However, shortly after the sale, the Company was advised by GCP that it had incurred significant operating losses resulting in substantial working capital and partners' deficiencies. In light of these developments, the Company adjusted the carrying value of its limited partnership interest in GCP to zero during the fourth quarter of 1998. The Company has been advised by GCP that its debt service has been modified during the quarter ended September 30, 2001, which GCP believes will allow for profitable operations in the future. However, there can be no assurance that the Company will ever realize any benefit from its 19% limited partnership interest.

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

      The continuing costs (exclusive of
Casino Ventures - see "Future Operations-
Casino Ventures") incurred during both
the nine months ended September 30, 2001 and 2000 for administration were $25,000.
Interest expense for both the nine months ended September 30, 2001 and 2000 amounted to $51,000 and $84,000, respectively, which related to a note payable to Bryanston, which was satisfied through the issuance of the Company's common stock on June 13, 2001.

Other:

      In connection with the sale of the
hotel on March 2, 1998, the Company entered into a supervisory management agreement with GCP for a term of ten (10) years whereby the Company will be entitled to receive $100,000 per annum for management services. The Company recorded
$42,000 of management fees during the
three months ended Spetember 30, 2001,
which represents amounts received
during the period for past services.

      During the nine and three months
ended September 30, 2001, the Company's
share of operations from Monticello
Raceway amounted to $119,000 and $85,000, respectively. (See Future Operations - Monticello).

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

      Prior to the opening of the Ella
Star, the Company had been, since March
1998, effectively transformed to serve as a holding company, concentrating its efforts on the Native American casino facility development at the Monticello Raceway and as a vehicle to effect acquisitions, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination (a "Business Combination") with an operating business (an "Acquired
Business"). Excepting the Ella Star's
operation, to the extent the Company's
financial and other resources are not
devoted to, or reserved for the development at Monticello or the development of any New
Opportunity or other operations, the business objective of the Company will be to effect a Business Combination with an Acquired Business that the Company believes has significant growth potential. The
Company intends to seek to utilize available cash, equity, debt or a combination thereof in effecting a Business Combination.
While the Company may, under certain
circumstances, explore possible Business
Combinations with more than one prospective
Acquired Business, in all likelihood,
until other financing provides additional funds, or its stature matures, the Company may be able to effect only a single Business
Combination in accordance with its
business objective, although there can be no assurance that any such transaction will be effected.

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
      OPERATIONS  (CONTINUED)

Monticello:

      The Company, through its wholly owned
subsidiary, AMI, was party to a General
Memorandum of Understanding
(the "Memorandum") with Catskill Development,
LLC ("CDL" and, collectively with AMI,
the "Parties") dated December 1,
1995, which among other things, provided for the establishment of Mohawk Management, LLC ("MML"), a New York limited liability company, for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the St Regis
Mohawk Indian Tribe (the "Mohawk Tribe").
The Memorandum also sets forth the
general terms for the  funding and
management obligations of CDL (25% owned by Bryanston Group, Inc. ("Bryanston")) and AMI with regard to MML. In
January 1996, MML was formed with each of CDL and AMI owning a 50% membership interest in MML. On July 31, 1996,
MML entered into a Gaming Facility Management
Agreement with the Mohawk Tribe (the
"Management Contract") for the
management of a casino to be built on
the current site of the Monticello
Raceway in Monticello, New York (the "Monticello
Casino"). Among other things, the
Management Contract provided MML with
the exclusive right to manage the Monticello
Casino for seven (7) years from its
opening and to receive certain fees
for the provision of management
and related services.

      By its terms, the Memorandum between
CDL and AMI terminated on December 31, 1998, since all of the governmental approvals necessary for the construction and operation of the Monticello
Casino were not obtained by MML. The
Management Contract between MML and the
Mohawk Tribe contains no such provision.
Additionally, the Memorandum was
silent as to the effect of such termination on the continued existence of MML on the Parties' respective 50% interests membership therein or on the Management
Contract.  On December 28, 1998, AMI
filed for arbitration, as prescribed by the Memorandum, to resolve certain disputes between the Parties. In July 2000, the
Parties completed a final settlement agreement whereby the Company's wholly-owned subsidiary will be entitled to receive 40%
of any basic management fee income and 75% of any service fee income accruing from the operation of any Native American casino facility development at Monticello
Raceway. The net result of the settlement entitles Alpha's subsidiary to receive approximately 47% of all management fee and service income derived from the underlying management contract. The original agreement contemplated an arrangement specific to the Mohawk Tribe while the settlement agreement covers all prospective federally recognized Native American Nations.
Accordingly, Alpha Casino Management Inc.
("ACM"), a wholly owned subsidiary, and
Monticello Casino Management, L.L.C.
("MCM"), similarly owned as MML, were
formed to facilitate such potential
non-Mohawk Tribe arrangements.

      As part of and in conjunction with
such settlement, AMI acquired 5 percentage points of Bryanston's ownership interest in its real property holdings at the Monticello Raceway for $455,000 plus consideration if the asset is liquidated. That holding includes the Raceway's building and equipment and approximately 230 acres of land. In June 2001, the Company agreed to satisfy this obligation through the issuance of the Company's common stock.
The $455,000 is included in other assets on the consolidated balance sheet as of September
30, 2001.  Additionally, Bryanston
transferred its 25% ownership in the Raceway's parimutuel operations to AMI. Under the previous agreement, AMI did not participate in any of these sources of revenue. In connection with the final settlement agreement, certain CDL members (Americas
Tower Partners and Monticello Realty, LLC) were granted the right to receive $5,000,000, a "Senior Obligation" dated October 1999, as referenced in the final settlement agreement. Additionally, similar to the
Memorandum, the final settlement agreement identified capital contributions made by all CDL members aggregating $10,000,000, plus accrued interest in excess of $7,000,000, which must be paid prior to other cash distributions, except the Senior Obligation, plus accrued interest in excess of $1,000,000, including the Company's revenue participation discussed in preceding paragraphs. Included in deposits and other assets as of September 30, 2001, the Company capitalized $2,491,000 towards the design, architecture and other costs of the development plans for the proposed Monticello Casino.

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

      On May 14, 2001, the Plaintiffs
received  notification from the Court
that the Court had allowed the Claim for tortious interference with prospective business relations to proceed to trial. In July
2001, the Court reversed its earlier ruling and concluded that the Land Purchase Agreement between CDL and the Tribe constituted a legally enforceable contract thus allowing a claim for tortious interference with a contractual relationship to proceed along with the aforementioned claim. The case is now in the discovery phase.

      Subject to the obtaining of requisite
replacement components and related approvals or the satisfactory resolution of the previously mentioned lawsuit, it is anticipated that MML will undertake the development and management of the proposed casino in Monticello, New York, and AMI would be responsible for the day-to-day operations of that casino. It is intended that the casino will be owned by a federally recognized tribe and will be located on land to be placed in trust for the benefit of that tribe.

      There can be no assurances that a
replacement tribe will be substituted for the Mohawks and receive all requisite approvals or that the pending litigation will be satisfactorily resolved. However, if such replacement tribe and approvals are received or satisfactory resolution of the litigation is achieved, then it is the Company's intention to proceed with the development of this gaming activity.

      In August 2001, the Company reached
a definitive agreement to acquire: (i) an additional approximate 17% interest in casino related revenues derived from the management of any Native American casino facility development at Monticello
Raceway; and (ii) an additional 25% interest in Monticello Raceway's parimutuel operations.
This transaction, which is subject
to Board of Director, shareholders and other approvals, would be effectuated by the issuance of approximately 940,000 shares of the Company's common stock. Because the Company's interest in the Monticello project constitutes the Company's most significant interest and operations, and because the foregoing transaction effectively would increase the Company's interest in that project, the company is of the view that the value of the common stock it would issue in that transaction reflects the value of the interests it would receive. Accordingly, rather than perform a separate valuation of the interest it would acquire, the Company determined it appropriate to book the consideration it would receive at an amount equal to the par value of the common stock it would issue, which is $9. Such amount is included in deposits and other assets on the September 30, 2001 consolidated balance sheet. Further, in connection with the transaction, the Company would enter employment agreements with principals of the seller providing for annual aggregate compensation of $500,000, subject to certain performance requirements, and options to purchase up to approximately 556,000 shares of the Company's common stock at $22.50 per share.

      On October 31, 2001, the Governor of
New York signed into law a gambling extension bill which, among other provisions, empowers the Governor to enter into up to three casino compacts with federally recognized tribes to develop Class
III gaming operations, allows several of the state's racetracks, including Monticello
Raceway, to install video lottery terminals
("VLTs"). The Company anticipates that the ability to operate VLTs could have a positive impact on the operations at the Monticello Raceway.

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

      The Jubilation vessel has been
relocated to Mhoon Landing in Tunica,
Mississippi ("Tunica"), where it is anticipated
it will be refurbished and operated as a
gaming vessel.   To fund such costs in 2000
and 2001, Casino Ventures has been loaned
$1,276,000 from Mr. Walker, $197,000 from
the Company and $34,000 from the holder
of a $650,000 mortgage on the inactive

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
      OPERATIONS (CONTINUED)

Casino Ventures (CONTINUED):

gaming vessel.  An additional $550,000
and $350,000 was received by Casino Ventures in 2001and 2000, respectively for future equity contingent upon final approval of the casino by the Mississippi Gaming Commission.
During the nine months ended
September 30, 2001, the Company capitalized
$596,000 of costs related to the relocation and refurbishing of the vessel and improvements to its redeployment site in Tunica. An additional $88,000 of start-up costs were incurred during the nine months ended September 30, 2001.

       The Company believes that  Casino
Ventures could commence operations in Tunica in 2002. The Company is not required to make any further capital contributions to Casino Ventures. On
January 18, 2001, Casino Ventures received site approval for the casino in Mhoon Landing from the Mississippi Gaming Commission.
If the project is completed as approved, the casino will be supported by enhanced existing land-based infrastructure, including restaurant and lodging facilities, as well as the requisite back of house service areas.

       Casino Ventures' interest expense for
the nine months ended September 30, 2001 and 2000, not eliminated in consolidation, amounted to $113,000 and $39,000.
This was substantially attributable
to a $650,000 mortgage note payable
secured by the vessel and the loans from Mr. Walker.

Liquidity and Capital Resources

      For the nine months  ended September
30, 2001, the Company had net cash used
in operating activities of $3,106,000.
The uses were the result of a net loss of $3,429,000, depreciation and amortization of
$572,000, minority interest of $747,000, interest amortized on loan discount $54,000 and a net decrease in working capital of $226,000. The decrease in working capital consisted primarily of a net decrease in other current assets of $376,000, a decrease in accounts payable and other accrued expenses of $112,000 and a decrease in payroll and related liabilities of $38,000.

      Cash used in investing activities
of $1,355,000 consisted of $793,000 of
payments for property and equipment and
a $562,000 increase in deposits and other assets.

      Cash provided by financing activities
of $3,337,000 was substantially attributable to $2,791,000 of net proceeds from long-term debt and $550,000 of capital contributed by holders of minority interest.

      The Company has incurred an
accumulated deficit and current net
losses of $89,129,000 and 3,429,000, respectively, used $3,106,000 in operations during 2001 and has a working capital deficit
(excluding Casino Ventures which is not expected to be paid by the Company during the next twelve months) of approximately $3,210,000 at September 30, 2001. Since the
November 2000 launching of the Ella Star, the Company has been working to overcome the effects of unusually poor weather conditions in south Florida, a late season hurricane that just missed the Miami area and severe bridge construction related delays on the Haulover Bridge, the main artery to the casino's site. This, coupled with start-up activities and general learning curves, has negatively impacted the casino's operations.

      While the Company would anticipate
improved operations in 2002, it is also
considering the divestiture of the Ella
Star investment. As a consequence of the general downturn of the travel and tourism industry, particularly following the events of September 11, 2001, and in view of the prior unsatisfactory historical operating results of the Ella Star, there can be no assurance that the financial performance of the Ella Star will improve. The Company has not been able to finance its current cash needs out of the revenues from its operating businesses; instead, the Company has been meeting its current cash needs through advances from Bryanston (approximately
$611,000 during the quarter ended September
30, 2001). Bryanston is an affiliate of the Company of which the Chairman and CEO's spouse is a 50% stockholder. Bryanston is under no obligation to make these advances and there can be no assurance that Bryanston will make any future advances to the Company.

       In light of the Company's deteriorating
financial condition and unprofitable Ella Star operations, the Company has been seeking other working capital alternatives, including the sale of its 19% limited partnership interest in GCP, which the Company believes, based on its discussions with an interested party, has increased in value significantly. Further, the Company has been aggressively pursuing investors and/or buyers relative to Casino Ventures to provide a cash infusion and effectively reduce or eliminate its membership interest.
Finally, in connection with the August 2001 transaction (see Note 7), the Company

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
      OPERATIONS (CONTINUED)

Liquidity and Capital Resources (CONTINUED):

entered into employment agreements with
two individuals who will assist the
Company in its ongoing efforts to raise additional
debt or equity financing.   Liquidity is
dependent upon the Company's ability to
attain profitable operations and raise capital by the preceding or other means. There can be no assurances that the Company's efforts will be successful.

       Further, the Company has been
aggressively pursing investors and/or
buyers relative to Casino Ventures to provide a cash infusion and effectively reduce or eliminate its membership interest.
Finally, in connection with the August 2001 transaction , the Company entered into employment agreements with two individuals who will assist the Company in its ongoing efforts to raise additional debt or equity financing. Long-term liquidity is dependent upon the Company's ability to attain profitable operations and raise capital.
There can be no assurances that the
Company's efforts will be successful.

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




Dated: November 13, 2001      /s/ STANLEY S. TOLLMAN
                                  Stanley S. Tollman
                                  Chairman and CEO




Dated: November 13, 2001     /s/ ROBERT STEENHUISEN
                                 Robert Steenhuisen
                                 Chief Accounting Officer