Form 10-K
period 2001-12-31
ALPHA HOSPITALITY CORP
filed 2002-04-01
CIK 906780

U.S. SECURITIES AND EXCHANGE COMMISSION
       Washington, D.C.  20549

              FORM 10-K

              (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

    For the year ended December 31, 2001.

(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
 (No Fee Required)

             For the transition period from                        to

             Commission file number     1-12522

    Alpha Hospitality Corporation
(Name of registrant as specified in its charter)

         Delaware                         13-3714474
 (State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)           Identification  No.)

 29-76 Northern Boulevard 2nd Floor Long Island City NY      11101
       (Address of principal executive offices)             (Zip Code)

             Issuer's telephone number      (718) 685-3014

    Securities registered under Section 12(b) of the Exchange Act:


                                             Name of each exchange
             Title of each class            on which registered


                                             NASDAQ
 Common Stock, $.01 par value per share      Boston Stock Exchange


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

     The issuer's revenues for the year ended December 31, 2001 were $3,115,000.

     The aggregate market value on April 1, 2002 of the voting
stock held by non-affiliates computed based on the average bid and asked prices of such stock on that date was approximately
$14,500,000

     As of April 1, 2002, 4,804,315 shares of Common Stock,
$.01 par value, were issued and outstanding.


DOCUMENTS INCORPORATED BY REFERENCE

                                   None



Transitional Small Business Disclosure Format:

          Yes                                        No   X

The Exhibit Index is located on Page 39.

ITEM 1.  BUSINESS

General

     Alpha Hospitality Corporation (the "Company") was incorporated in Delaware on March 19, 1993, and its subsidiaries
Alpha Gulf Coast, Inc. ("Alpha Gulf") was incorporated in Delaware on May 4, 1993, Jubilation Lakeshore, Inc. ("Jubilation Lakeshore") was incorporated in Mississippi on December 8, 1992, Alpha
Missouri, Inc. ("Alpha Missouri") was incorporated in Delaware on March 17, 1996, Alpha Monticello, Inc. ("AMI") was incorporated in Delaware on May 30, 1997, Alpha Rising Sun, Inc. ("Alpha Rising
Sun") was incorporated in Delaware on August 6, 1993, Alpha St. Regis, Inc. ("Alpha St. Regis") was incorporated in Delaware on June 24, 1994, Alpha Greenville Hotel, Inc. ("Greenville Hotel") was incorporated in Delaware on February 27, 1997, Alpha Entertainment, Inc. ("Alpha Entertainment") was incorporated in Delaware on March 12, 1997, Alpha Florida Entertainment, Inc. ("Alpha Florida") was incorporated in Florida on May 26, 1998, and in October 2000 was merged into Alpha Florida Entertainment, L.L.C. ("Alpha Florida
LLC"), a limited liability company formed in Florida on October 19, 2000 ( Alpha Florida and Alpha Florida LLC, collectively, hereinafter will be referred to as "Alpha Florida LLC"). Alpha Peach Tree Corporation ("Alpha Peach Tree") was incorporated in Delaware on
March 16, 1999, Casino Ventures, L.L.C. ("Casino Ventures") was formed as a limited liability company in Mississippi on June 6, 1999, and Alpha Casino Management Inc. ("ACM") was incorporated in
Delaware on June 26, 2000. As used herein, the term "Company" includes Alpha Hospitality Corporation and such of its subsidiaries as the context requires. The Company's principal executive offices are located at 29-76 Northern Boulevard, 2nd Floor, New York, New York 11101, and its telephone number is (718) 685-3014.

     Historically, the Company has been engaged in the ownership and operation of gaming facilities, the most recent of which was the gaming day cruise vessel, the Ella Star Casino ("Ella Star"), which was launched in November 2000. As a result of the severe negative impact on the travel and hospitality industries throughout the country from the September 11th terrorist attack, which was further exacerbated by the crash of American Airlines flight 587 out of New York's John F. Kennedy airport on November 12, 2001, passenger levels on the Ella Star were dramatically reduced. After the Company's review of the efforts required to restore the levels of patronage required to operate the vessel profitably, it was determined to be imprudent to continue operations, and therefore it was shut down permanently in November 2001.

     Although the Company will continue to pursue its remaining development activities in gaming and related areas, the Company is currently assessing its ability to acquire operating businesses or interests in other areas. In particular, the Company is evaluating businesses that have consistently produced reliable cash flow and that can be acquired at reasonable multiples of cash flows in order to permit the Company to utilize efficiently its substantial net operating loss tax carry-forwards. No specific negotiations with regard to any particular businesses have yet taken place. There can be no assurance that the Company will identify, finance or conclude negotiations with respect to any such acquisition.

Casino Operations and Gaming Activities

Development Activities

     New York. Development of Native American Casinos in the
Northeast. In 1988, Congress passed the Indian Gaming Regulatory
Act ("IGRA"). Under specified conditions, IGRA permits casino gambling on Native American land. Under IGRA, two immensely successful Native American casinos opened in Connecticut in the 1990's. Foxwoods, operated by the Mashantucket Pequot Tribe, is now the single most successful casino in the world, reportedly generating in excess of $1 billion in annual gaming revenues. The
Mohegan Sun casino, reportedly operated by the Mohegan Tribe, is located in the same general area as Foxwoods and generates in excess of $800 million per year in revenues. Because of the unavailability of similar facilities closer at hand, it is considered likely that a substantial number of the customers at these casinos are from the New York
Metropolitan area.

      IGRA permits a Native American tribe to petition the Governor of its host state for a so-called "compact" permitting casino gaming on such tribe's reservation and/or on lands to be acquired and held in trust by the Unites States Government for the benefit of such tribe. Approval of a land-to-trust application for off reservation gaming purposes is extremely rare.

            A compact is a necessary condition precedent to casino development under IGRA, and Native American gaming is the only casino gambling currently permitted in New York State. To date, only two Native American Tribes have successfully petitioned the Governor of New York for compacts. The Oneida Nation received its compact in 1992, and the Mohawks received their compact in 1993.
The Oneidas opened a very successful casino in western New York known as Turning Stone in Oneida County, near Syracuse, and the Mohawks opened a small casino on their Akwesasne Reservation on the Canadian border with New York, far distant from New York City.

            Formation and Purpose of Catskill Development LLC ("CDL"). From the 1920's until sometime in the 1960's, the Catskill mountain area of New York was a thriving summer resort community located close to New York City. By the 1990's, as a consequence (at least in part) of cheap transportation, other resort attractions and gambling in Atlantic City and elsewhere, the Catskill resort area became long on scenery, but short of jobs and economic development. Sullivan County, however, had the Monticello Raceway (the
"Raceway"), one of the few harness racing facilities in New York, and its citizens were accustomed to betting and gambling. Beginning in early December of 1994, several Sullivan County businessmen, led by Robert Berman, began exploring ideas to revitalize, bring jobs to and economically rejuvenate the Catskill resort area. One idea explored was casino gambling in light of the passage of IGRA and Foxwoods' hugely successful opening. The group decided to proceed with the casino gambling idea (the "Casino Project"), using the existing harness racing facility as the cornerstone.

            A real estate sales contract was executed in January 1995 to purchase the Raceway and approximately 230 acres surrounding it from an unrelated seller for purposes of acquiring land for ultimate casino and related hotel, restaurant and hospitality development purposes. Initial discussions were had with the Oneida Tribe.
However, discussions with the Oneida Tribe ended unsuccessfully in mid-1995, due primarily to the unwillingness of the Oneida Tribe to share the revenue of the proposed casino with the State. The businessmen became aware that the Company had business relations with the St. Regis Mohawk Tribe (the "Mohawk Tribe"). The
Company introduced the group to the Mohawk Tribe. The group was expanded in 1995 to include the Company, Americas Tower Partners and Monticello Realty, L.L.C. Discussions with the Mohawk Tribe were initiated in October of 1995, and CDL was formed by the group actively and diligently to pursue the development of the Casino Project on the land then under contract. The group's business plan envisioned three distinct lines of business with the members participating in those lines somewhat in proportion to the expertise that each member brought to the venture. The designated components of the anticipated business of CDL were: a) casino activities; b) real estate related activities; and c) the operation of the Raceway. CDL's plan was to seek approval under federal statutes governing Native American gaming for approval of an off-reservation casino to be located in Sullivan County. This was a unique plan because the land involved was not on a reservation itself, but off-reservation, far removed from the Mohawk Tribe's existing reservation lands in upstate New York and Canada.

            On June 3, 1996, CDL acquired the Raceway for $10,000,000. Of the real property purchased, 29.31 acres adjacent to the Raceway were set aside for casino purposes to be deeded in trust to the United States Government for the use and benefit of a Native American tribe. CDL's negotiations with the Mohawk Tribe were successful, and on July 31, 1996, the first of numerous contracts between CDL (and its affiliates) and the Mohawk Tribe was entered into.

            Mohawk Management LLC ("MML") was created by CDL to provide technical and financial expertise to assist the Mohawks in obtaining financing and to manage, operate and maintain the proposed casino. Monticello Raceway Development, LLC ("MRD") was created by CDL to develop the casino property by providing technical expertise for the planning, design, engineering, construction and operational start-up of the proposed casino and the real property surrounding the proposed casino site. MRD also contracted to assist the Mohawks in obtaining a loan to finance constructing, equipping and operating the casino. CDL, in conjunction with its affiliates, assumed responsibility for, and undertook, seeking and obtaining all local, state and federal approvals required for construction and operation the Casino Project.

            On April 22, 2000, CDL and the Company became aware of a purported letter agreement between the Mohawk Tribe and Park
Place Entertainment ("PPE"), which agreement (with two irrelevant exceptions) purportedly gave PPE the exclusive rights to develop and manage any casino development the Mohawk Tribe may have in the State of New York. The validity of such purported agreement was not, and is not, clear. On November 13, 2000, MML and CDL (collectively, the "Plaintiffs") joined in a suit (the "PPE Litigation") filed in United States District Court, Southern District of New York (the "Court") against PPE, alleging entitlement to substantial damages as a consequence of, among other things, PPE's wrongful interference with several agreements between CDL and the Mohawk Tribe pertaining to the proposed Casino Project. The Plaintiffs alleged tortuous interference with contract and prospective business relationships, unfair competition and state anti-trust violations and sought over $6 billion in damages. On May 11, 2001, the District
Court granted PPE's motion to dismiss three of the four claims made by Plaintiffs. However, on May 30, 2001, the Plaintiffs moved for reconsideration of that ruling, and, on reconsideration, the Court reinstated one of the dismissed claims, with Plaintiffs' claims of tortuous interference with contract and prospective business relationship remaining after such decision. The case is now in the final discovery phase, and at this point, a 2002 trial date is expected.

            Subject to the obtaining of requisite approvals and satisfactory resolution of the PPE litigation and certain related litigation, it is anticipated that MML or MCM will undertake the development and management of the proposed casino in Monticello, New York, and AMI or ACM will be responsible for the day-to-day operations of that casino. It is intended that that casino will be owned by a Native American Nation and will be located on land to be placed in trust for the benefit of such Native American Nation.

            There can be no assurance that the project will receive all requisite approvals or that the PPE Litigation and certain related litigation will be satisfactorily resolved. However, if such approvals are obtained and the PPE Litigation and certain related litigations are satisfactorily resolved, it is the Company's intention to proceed with the development of the Casino Project

            Mohawk's and CDL's Federal Application. On August 2, 1996, the Mohawks and CDL submitted an application to the United States Department of the Interior, Bureau of Indian Affairs ("BIA"), to place the 29.31-acre tract of land for the proposed casino in trust status, to be held by the United States Government as trustee, as provided under IGRA. For approval, the Secretary of the Interior of the United States had to determine that the Casino Project was in the best interest of the Mohawks and was not detrimental to the surrounding community. Pursuant to IGRA, the Governor of New
York had to concur with these determinations in order for the land to be taken into trust by the United States Government. While the application to the Department of Interior took approximately one year to prepare, its review and processing required an additional three and one-half years. As part of the process and subsequent to the initial filing many of the agreements were amended, restated and/or reaffirmed on several occasions. As part of that approval process was the complex and lengthy environmental analysis required under the State of New York's environmental review act ("SEQRA"), which analysis was successfully completed in March of 1998. The SEQRA finding became an integral component of the Federal application.

On December 9, 1998, the Acting Area Director of the
Eastern Area Office of the BIA (the "EAO") transmitted findings and conclusions with respect to CDL's application for the Mohawks to the Indian Gaming Management Staff (the "IGMS"), a department of the
BIA. The memorandum concluded that the proposed Casino Project was in the best interest of the Mohawks and was not detrimental to the surrounding community and that the application satisfied all statutory requirements. By memorandum dated February 10, 1999, the Deputy Commissioner of Indian Affairs advised the EAO that she did not concur in the Director's recommendation. The application and supporting documentation were returned to the EAO to address issues enumerated by the Deputy Commissioner. In February 1999, officials of the EAO, the IGMS and the National Indian Gaming Commission ("NIGC") made a site visit to Monticello to meet with representatives of the State of New York, the Mohawks and CDL to discuss specific concerns addressed in the Deputy

 Commissioner's memorandum. On August 31, 1999, the NIGC completed its preliminary review of the revised business plan for the Casino Project.

            On October 29, 1999, the Director of the EAO again transmitted the application back to the IGMS with Findings of Fact and a renewed recommendation that the Secretary of the Interior find that the proposed Casino Project was in the best interest of the Mohawks and not detrimental to the surrounding community. By letter dated April 6, 2000, addressed to Governor George Pataki, Kevin Gover, Assistant Secretary of the Department of the Interior, advised and notified the Governor of New York that the Casino Project had been approved and specifically requested that the Governor concur.

            The Company's History Within CDL. The Company, through its wholly-owned subsidiary, AMI was party to a General
Memorandum of Understanding (the "Memorandum") with CDL (and, collectively with AMI, the "Parties") dated December 1, 1995, which among other things, provided for the establishment of MML, a New York limited liability company, for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the Mohawk Tribe. The Memorandum also set forth the general terms for the funding and management obligations of CDL and AMI with regard to MML. In January 1996, MML was formed with each of CDL and AMI owning a 50% membership interest in MML. On July
31, 1996, MML entered into a Gaming Facility Management
Agreement (the "Management Contract") with the Mohawk Tribe for the management of a casino to be built on the current site of the Raceway in Monticello, New York (the "Monticello Casino"). Among other things, the Management Contract provided MML with the exclusive right to manage the Monticello Casino for seven (7) years from its opening and to receive certain fees for the provision of management and related services.

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

             In July 2000, the Parties completed a final settlement agreement pursuant to which AMI (or another affiliate) became entitled to receive 40% of any basic management fee income and 75% of any service fee income (which is limited to 10% of casino revenues) (the "ASR fee"), accruing from the operation of any Native American casino facility development at the Raceway. The net result of such settlement entitled the Company (through its affiliates) to receive approximately 47% of all casino management fee and service income derived from the underlying casino management and development contracts. The original Management Contract contemplated an arrangement specific to the Mohawk Tribe, while the settlement agreement covers all prospective federally recognized Native
American Nations. Accordingly, as part of the settlement, Alpha Casino Management, Inc. ("ACM"), a subsidiary of Alpha, and
Monticello Casino Management, L.L.C. ("MCM") were formed to facilitate such potential non-Mohawk Tribe arrangements.

            As part of and in conjunction with such settlement, AMI acquired from Bryanston Group, Inc. ("Bryanston") 5 percentage points of Bryanston's ownership interest in the real estate component of CDL's business for $455,000 plus additional consideration if the
asset is liquidated.   In June 2001, the Company agreed to satisfy this
obligation through the issuance of shares of its common stock, valued at $8.00 per share (the then current market price.) Additionally, Bryanston agreed to transfer its 25% interest in the Raceway's parimutuel operations of CDL to AMI. Under the previous agreement, AMI did not participate in this source of revenue. $2,492,000 and $2,047,000, respectively, of the Investments and Advances in CDL on the Company's balance sheets at December 31, 2001 and 2000 are comprised of payments towards the design, architecture and other costs of the development plans for the proposed Monticello Casino.

            In connection with the final settlement agreement, certain CDL member (i.e., Americas tower Partners and Monticello Realty,
LLC) were granted the right to receive $5,000,000 as a "Senior
Obligation".   Under the terms of the settlement agreement, no other
payments are permitted to be made to the members in CDL until the Senior

Obligations (which, as of December 31, 2001, amounted to approximately $6,000,000, inclusive of accrued interest) are paid in full. Additionally, no income with respect to the interests in CDL is to be distributed to members until certain "Priority Returns" (consisting of the capital contributions made by the members, together with interest thereon at 10% per annum, compounded annually) have been paid. As of December 31, 2001, the aggregate amount needed to satisfy the payment of Priority Returns was approximately $34,200,000. In light of the foregoing, the Company is not expected to receive any distributions from CDL until CDL has achieved net revenues sufficient to discharge the Senior Obligations, nor does it anticipate receiving any distributions of income with respect to its interests in CDL (other than with respect to its capital contributions and interest thereon) until CDL has achieved additional net revenues sufficient also to discharge the payment of the Priority Returns.

            In October 2001, the New York State Legislature passed a bill that expanded the nature and scope of permitted gaming in the state ("VLT Legislation"). That bill was signed by the Governor on October 31, 2001. The provision of the VLT Legislation relevant to Alpha and its development partner, CDL, include: a) authority given to the Governor to negotiate casino licenses for up to three Native American casinos in the Catskills; and b) the authority for several of New York's racetracks, including the Raceway, to operate video lottery terminal ("VLTs") in their facilities. The VLT operation will be conducted by the New York State Lottery (the "Lottery") with the racetracks functioning largely as an agent for the Lottery. Details of how the VLTs will be operated and how revenues will be shared have yet to be worked out with the Lottery. Alpha and its partner, CDL, are aggressively exploring how this recently enacted VLT Legislation may impact upon its future activities at the Raceway.

            On February 12, 2002, the Company entered into an agreement with Watertone Holdings, L.P. ("Watertone") providing for the acquisition of 47.5% of Watertone's economic interests in the casino and racetrack business components of the business of CDL.
This agreement replaced and superseded an agreement previously entered into with Watertone in August 2001 pursuant to which the Company had agreed to acquire all of Watertone's economic interest in the casino and racetrack business components of CDL's business.
The transaction contemplated by this agreement closed on March 12, 2002. In consideration for such economic interests, the Company issued 575,874 shares of its common stock for the benefit of Watertone. Additionally, as part of the proposed transactions, the Company entered into employment agreements with two principals of Watertone, Messrs. Robert Berman and Scott Kaniewski, providing for annual aggregate salaries of $500,000 (which is subject to deferral under certain circumstances) and options to purchase, at an exercise price of $17.49 per share, up to an aggregate of 180,302 shares of the Company's common stock (which number of shares will be subject to increase to an aggregate of up to 591,378 upon shareholder approval).

            Upon closing those transactions, before consideration of the ASR fee, the Company's interest in any net revenues derived from CDL's business component related to the casino and wagering operations increased effectively from 40% to approximately 49% and its interest in net revenues derived from the Raceway's parimutuel operation will increase effectively from 25% to approximately 37%.

            During 2001, 2000 and 1999, AMI incurred $470,000,
$962,000 and $209,000, respectively, of costs related to the proposed development of the Casino Project, of which $445,000, $681,000, and $0, respectively, has been capitalized, and the remaining $25,000, $281,000 and $209,000, respectively, of which has been expensed are substantially a corporate overhead allocation.

            Mississippi. On July 8, 1999, the Company, through its subsidiary, Jubilation Lakeshore, contributed its inactive gaming vessel, Bayou Caddy's Jubilation Casino ("Jubilation") to Casino Ventures in exchange for $150,000 in cash, a promissory note of $1,350,000 plus a membership interest in Casino Ventures. Under certain circumstances, the Company's current 93% interest in Casino Ventures may be subject to dilution or other reduction. Matthew Walker ("Mr. Walker"), a former director of the Company, is a member in Casino Ventures and serves as its General Manager (see
Item 13 - "Certain Relationships and Related Transactions").

            The Jubilation vessel has been relocated to Mhoon Landing in Tunica, Mississippi ("Tunica"), where it is anticipated it will be refurbished and operated as a gaming vessel. To fund such costs, Casino Ventures was loaned

$876,000and  $604,000 from Mr. Walker in 2001 and 2000,
respectively, $172,000 from the Company in 2000 and $29,000 and $4,000 in 2001 and 2000, respectively, from the holder of a $650,000 mortgage on the vessel. An additional $550,000 and $350,000, respectively, was received by Casino Ventures in the years 2001 and 2002, as future equity investments contingent upon final approval of the casino by the Mississippi Gaming Commission. During 2001,
2000 and 1999, the Company capitalized $691,000, $1,859,000 and
$364,000, respectively, of costs related to the relocation and refurbishing of the vessel and improvements to its redeployment site in Tunica. An additional $219,000, $268,000 and $100,00 of start-up
costs were incurred in 2001, 2000 and 1999, respectively.    The
Company is not required to make any further capital contributions to Casino Ventures.

            On January 18, 2001, Casino Ventures received site approval for the casino in Mhoon Landing from the Mississippi Gaming
Commission. If the project is completed as approved, the casino will be supported by enhanced existing land-based infrastructure, including restaurant and lodging facilities, as well as the requisite back of house service areas. The Company expects Casino Ventures to commence operations in Tunica in late 2002.

            Casino Ventures' interest expense for the years ended
December 31, 2001 and 2000, not eliminated in consolidation, amounted to $184,000 and $78,000, respectively. This was substantially attributable to interest on the $650,000 mortgage note payable secured by the vessel, which is currently in default, and on the loans from Mr. Walker.

Discontinued Activities

            Ella Star. On May 7, 1999, Alpha Florida LLC was notified by Miami-Dade County (the "County") that it had received the final approval on a lease to dock and operate a day cruise vessel out of the County's Haulover Beach Park and Marina adjacent to Bal Harbour, Florida. The exclusive lease was for five years. For this exclusivity Alpha Florida LLC agreed to pay the County a minimum guaranteed monthly base rent, a per-passenger fee and a percentage of retail merchandise sold in the facility. The lease commenced on November
26, 2000, the date of the vessel's  inaugural cruise.

            On June 15, 2000, Alpha Florida LLC entered into a Charter Agreement that required that $1,250,000, including the application of a previously issued $400,000 promissory note, be paid towards the completion of construction of the vessel and monthly payments over a three-year period commencing upon completion. The monthly payments were $41,000 during the first year and $46,667 during years two and three, with an additional surcharge for each month of the three-year period amounting to one dollar per each passenger during each previous month. At any time during the three-year period, Alpha Florida LLC had the option to purchase the vessel at a cost of $4,500,000, towards which all previous construction payments would be applied.

            On September 7, 2000, the Company entered into a three-year agreement for the rental of certain furniture and equipment to be used in the gaming day cruise vessel. Rental payments, which commenced in November 2000 and December 2000, approximated
$36,000 per month.

            In October 2000, Alpha Florida LLC merged into Alpha Florida LLC. Also, in October 2000, the Company received $900,000 from an unrelated third party and an additional $71,000 of pre-opening expenses paid directly by that third party, in exchange for a 25% interest in Alpha Florida LLC, with the Company retaining the remaining 75% interest. In 2001, Alpha Florida LLC received an additional $250,000 from the same unrelated third party.

            Following the September 11th terrorist attack, the passenger levels on the Ella Star fell dramatically from those enjoyed immediately prior to the September 11th attack. It was the opinion of the Company that this condition, further exacerbated by the crash of American Airlines flight 587 out of New York's John F. Kennedy airport, would extend into and possibly through the upcoming high tourism season. On November 15, 2001, as a consequence of this assessment, the Company decided to suspend operations at the Ella
Star and on December 19, 2001, Alpha Florida LLC terminated its leases with Miami-Dade County and the boat and equipment lessors.

            The Bayou Caddy's Jubilee Casino. On March 2, 1998, Company sold, through Alpha Gulf and Greenville Hotel, the Jubilee Casino, the Greenville Hotel and other related assets to Greenville Casino Partners, L.P. ("GCP") and retained a 25% (subsequently reduced to approximately 19% for capital call adjustments) interest in GCP and entered into a hotel management contract with GCP. In
March 2002, the Company sold its 19% interest in GCP to JMBS
Casino LLC for approximately $2,500,000.  In addition, in March
2002, the Company sold its management contract with GCP to Greenville C.P., Inc. for approximately $500,000.

            The Jubilation Casino. In August 1998, the Company relocated its idle Jubilation vessel to a terminal in Mobile, Alabama. In July 1999, the Company contributed the vessel to Casino Ventures (see "Casino Operations and Gaming Activities - Development
Activities - Mississippi").

Seasonal Fluctuations

            Florida. It was expected that the Ella Star's results would reflect seasonal fluctuations. More particularly, the results of the Ella Star were anticipated to be impacted by weather in its primary feeder market, as well as in it operating venue. The winter weather that the Ella Star experienced in South Florida during 2000 and 2001 was the worst for the region in approximately 25 years. The extraordinary weather conditions had a materially adverse effect on the Company's financial condition and results of operations.

Government Regulation

             The Company's ownership and operation of its gaming properties are and have been subject to regulation by federal, state and local governmental and regulatory authorities, including regulations relating to environmental protection.

Licensing

            General. The gaming industry is highly regulated by each of the states in which gaming is legal. The regulations vary on a state-by-state basis but generally require that the beneficial owner of a substantial interest (usually 5% or more) in the operation, members of the board of directors, each officer and all key personnel be found suitable, and be approved, by the applicable regulatory governing body. The failure of any person required to be approved to be, and remain, qualified to hold a license could result in the loss of the license. In such instances, it is the common industry practice that any such individual would recuse and remove himself from such license entity.

            Mississippi. The ownership and operation of casino facilities in Mississippi were and are subject to extensive state and local regulation, primarily the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax
Commission (collectively, the "Mississippi Authorities"). This included the regulation of the Company in regard to its investment in GCP.

            Gaming licenses and findings of suitability are not transferable, are initially issued for a two-year period and are subject to periodic renewal. Such renewal was obtained in September 2001 for a three-year period. No person may receive any percentage of profits from a gaming subsidiary of a holding company without first obtaining a finding of suitability and approvals from the Mississippi Gaming Commission.

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

            The Company, a registered, publicly traded holding company under Mississippi law, is required periodically to submit detailed financial and operating reports to the Mississippi Authorities and to furnish any other information that the Mississippi Authorities may require. The Company and any subsidiary of the Company that operates a casino in Mississippi (a "Mississippi Gaming Subsidiary") are subject to the licensing and regulatory control of the Mississippi Gaming Commission. If the Company were to be unable to continue to satisfy the registration requirements of Mississippi law, the Company and its Mississippi Gaming Subsidiaries would not be permitted to own or operate gaming facilities in Mississippi. Each Mississippi Gaming Subsidiary must obtain gaming licenses from the Mississippi Gaming Commission to operate casinos in Mississippi and receive a finding of suitability to have a certain ownership interest in a casino, as described by the Mississippi Gaming Commission.
Gaming licenses and findings of suitability are issued by the Mississippi Gaming Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations and physical inspection of casinos prior to opening.

Licensing of Officers, Directors and Employees

            Certain officers, directors and key employees of the Company and Alpha Gulf (as the owner of the interest in GCP) and Casino Ventures (in connection with its proposed operation of the Jubilation) must be found suitable or be licensed by the Mississippi Gaming Commission, and employees associated with gaming must obtain work permits that are subject to immediate suspension under certain circumstances. In addition, any person having a material relationship or involvement with the Company may be required to be found suitable or be licensed, in which case such person must pay the costs and fees associated with the related investigation. The Mississippi Gaming Commission may deny an application for a license for any cause that it deems reasonable. Changes in licensed positions must be reported to the Mississippi Gaming Commission. In addition to its authority to deny an application for a license, the Mississippi Gaming Commission has jurisdiction to disapprove a change in corporate officers and has the power to require any gaming subsidiary and the Company to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

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

            The Company may be required to disclose to the Mississippi Gaming Commission upon request the identities of the holders of any debt securities. In addition, the Mississippi Gaming Commission may, in its discretion: (i) require disclosure of holders of debt securities of corporations registered with the Mississippi Gaming Commission; (ii) investigate such holders; and (iii) require such holders to be found suitable to own such debt securities. Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including, but not limited to, a default or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of such Commission in connection with such an investigation.

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

            To comply with the Mississippi Gaming Commission's requirements regarding the Company's partnership interest in GCP, the Company retained its finding of suitability, which was renewed in October 2001 for a three-year period.

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

New York

            The Federal Indian Gaming Law (as it relates to the Company's proposed operation in New York State) provides for a comprehensive, detailed scheme for the control of gaming operations in the state and the issuance of licenses for gaming, both to gaming facilities and to persons involved in certain gaming related activities. Each of the supervising governmental agencies is authorized to promulgate rules and regulations applicable to the administration of gaming related laws. With respect to the Company's agreement with the Mohawk Tribe relating to the proposed Monticello Casino, the State of New York has provided for regulation of Indian gaming casinos through the New York State Racing and Wagering Board. Additionally, in connection with the Company's potential operations in New York State, required documentation has been filed with the National Indian Gaming Commission.

Employees

            As of December 31, 2001, the Company employed 7 full-time employees, including the Company's Chairman and Chief
Executive Officer and those executives not presently compensated directly by the Company (see "Item 11 - Executive Compensation
Policy").

ITEM 2.  PROPERTIES

The Company maintains its executive office at leased premises located at 29-76 Northern Boulevard, 2nd Floor, Long Island City, New York 11101.



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

Washington County Accounting offices  10,000         Leased       Month to
Greenville, MS    and warehouse       square feet                 Month


ITEM 3.  LEGAL PROCEEDINGS

            In January 1996, the Company was named as a defendant in an action based on the theory of "liquor liability" for the service of alcohol to a customer. The case was settled in 2002 with funds substantially provided by the Company's insurance carrier.

            In July 1996, CDL and various affiliates set up by CDL and its members entered into a series of agreements with the
Mohawk Tribe relating to the development of a casino on land adjacent to the Raceway (which is owned by CDL) in Monticello,
New York. Pursuant to such agreements, the Mohawk Tribe was to purchase certain land from CDL and various affiliates of Catskill were to help with the development of a casino on the land and
manage any resulting casino.   More particularly, the Tribe entered
into a Gaming Facility Management Agreement with  MML.
Pursuant to such Agreement, MML was to be provided with the exclusive right to manage the Monticello Casino for seven (7) years from its opening and to receive certain fees for the provision of management and related services.

            Completion of the project contemplated by the agreements with the Mohawk Tribe was subject to certain conditions, including the obtaining of relevant federal and State governmental approvals. CDL, in conjunction with its affiliates, assumed responsibility for and undertook, seeking and obtaining all local, state and federal approvals required or necessary to construct and operate the Casino
Project.   By letter dated April 6, 2000, addressed to Governor
George Pataki, Kevin Gover, Assistant Secretary of the Department of the Interior, advised and notified the Governor of New York that CDL's proposed casino project with the Mohawk Tribe had been approved and specifically requested that the Governor concur. However, on April 22, 2000, the Company became aware of a purported letter agreement between the Mohawk Tribe and PPE, which agreement (with two irrelevant exceptions) purportedly gave PPE the exclusive rights to develop and manage any casino development the Mohawk Tribe may have in the State of New York.
The validity of such purported agreement was not, and is not, clear.


On November 13, 2000, the Plaintiffs joined in a suit filed in United States District Court, Southern District of New York against PPE, alleging entitlement to substantial damages as a consequence of, among other things, PPE's wrongful interference with several agreements between Catskill and the Tribe pertaining to the proposed Casino Project. The Plaintiffs alleged tortuous interference with contract and prospective business relationships, unfair competition and state anti-trust violations and sought over $6 billion in damages. On May 11, 2001, the District Court granted
PPE's motion to dismiss three of the four claims made by Plaintiffs. However, on May 30, 2001, the Plaintiffs moved for reconsideration of that ruling, and, on reconsideration, the Court reinstated one of the dismissed claims, with Plaintiffs' claims of tortuous interference with contract and prospective business relationship remaining after such decision. The case is now in the final discovery phase, and at this point, a 2002 trial date is expected.

Subject to the obtaining of requisite approvals and satisfactory resolution of the PPE litigation and certain related litigation, it is anticipated that MML or MCM will undertake the development and management of the proposed casino in Monticello, New York, and AMI or ACM will be responsible for the day-to-day operations of that casino. It is intended that that casino will be owned by the a Native American Nation and will be located on land to be placed in trust for the benefit of such Native American Nation.

There can be no assurance that the project will receive all requisite approvals or that the PPE Litigation and certain related litigation will be satisfactorily resolved. However, if such approvals are obtained and the PPE Litigation and certain related litigations are satisfactorily resolved, it is the Company's intention to proceed with the development of the Casino Project.

On February 20, 2001, the Company was named as a defendant in an action brought in the U.S. District Court, Northern District of Mississippi, Greenville, Mississippi (Global Trading Group, Inc. vs. Alpha Hospitality Corporation). The suit alleges that the Company failed to compensate the Plaintiff for alleged services rendered regarding the sale of Bayou Caddy's Jubilee Casino to GCP. The case has not been settled nor can there be any assurance that settlement can be reached. The case is expected to go to trial on April 2, 2002. The Company feels the claim is without merit. Accordingly, no provision for liability by the Company has been made in the accompanying consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     a)   On June 13, 2001, the Company had its annual meeting;

     b) The following Directors were elected based upon the following tabulations of votes:

                               For          Against    Withheld
Stanley S. Tollman             3,059,526               1,289
Thomas W. Aro                  3,059,526               1,289
Brett G. Tollman               3,059,526               1,289
Herbert F. Kozlov              3,059,806               1,009
James A. Cutler                3,059,526               1,289
Matthew B. Walker              3,059,274               1,541

     c) The second order of business was to consider and vote upon a proposal to amend the Certificate of Designations for the Company's Series B and Series C Preferred Stock to permit the Company to make payment of dividends accrued on the Company's Series C Preferred Stock in shares of the Company's Common Stock at the discretion of the Company's Board of Directors, this proposal was approved based upon the following tabulations of votes:


                              For            Against        Withheld
                              2,288,791      3,312          768,713

     d) The third order of business was to consider and vote upon a proposal to approve the issuance of shares of Common stock in payment of dividends accrued on the Company's Series C Preferred Stock for the years 1998, 1999 and 2000,this proposal was approved based upon the following tabulations of votes:

                              For            Against        Withheld
                              2,288,270      4,033          768,513

     e) The fourth order of business was to consider and vote upon a proposal to amend the Company's Certificate of Incorporation to provide for a reverse 1-for-10 stock split of outstanding Common Stock, par value $.01 per share, this proposal was approved based upon the following tabulations of votes:

                              For             Against        Withheld
                              3,042,441       3,209          15,165

     f) The final order of business was to ratify the appointment of Rothstein, Kass & Company, P.C. as the Company's independent certified public accountants, this proposal was approved based upon the following tabulations of votes:

                              For             Against        Withheld
                              3,059,478       1,078          260

ITEM 5.  MARKET INFORMATION

Market Prices

     The Company's Common Stock is traded on the Automated Quotation System of the National Association of
Securities Dealers, Inc. ("NASDAQ") and the Boston Stock
Exchange under the symbol "ALHY".  The Company's
Redeemable Common Stock Purchase Warrants (the "Warrants") which were traded on the Boston stock Exchange under the symbol
"ALHW" and on the OTC BB under the symbol "ALHYW" expired on December 31, 2001.

     In June 2001, shareholder approval was received to amend the Company's Certificate of Incorporation to provide for a 1-for-10 reverse split of the Company's common stock.
Accordingly, common stock and per share data in this Form 10-K have been retroactively restated to give effect of the reverse split, except where noted.

     The following table sets forth the high and low sale prices for a share of Common Stock and for the Warrants as reported by NASDAQ.

                               Common Stock                  Warrants
                           High           Low            High         Low
2001 Quarters:
          Fourth . . . . $ 21.00        $  6.11       $    .05      $   .01
          Third. . . . . . 11.39           4.31            .05          .03
          Second . . . . . 10.40           6.20            .05          .05
          First. . . . . . 12.18           6.87            .25          .125

2000 Quarters:
          Fourth . . . . $  3.125       $   .875      $    .75      $   .13
          Third. . . . . .  3.50           1.00            .6875        .30
          Second . . . . .  7.50           1.375          4.9375        .50
          First. . . . . .  9.75           3.375          5.4375       1.00



1999 Quarters:
          Fourth . . . . $  6.69        $  2.50       $   3.38      $  1.25
          Third. . . . . .  4.44           3.00           2.38          .88
          Second . . . . .  5.00           1.50            .375         .0625
          First. . . . . .  2.81           1.19            .0625        .0625


          As of April 1, 2002, 4,804,315 shares of Common Stock and 45,338 shares of Preferred Stock were issued and outstanding. The outstanding shares of Common Stock were held of record by approximately 800 persons, including ownership by nominees who may hold for multiple beneficial owners.

Dividends

     The Company has not, since its inception, declared or paid any dividends on its shares of Common Stock. Under Section 170(a) of the General Corporation Law of Delaware (the "GCL"), the
Corporation is, and has been, proscribed from declaring or paying any dividends upon any shares of its capital stock except to the extent of
(1) its surplus (as defined under the GCL) or (2) in the case of no such surplus, its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. As the Company has no surplus (as defined under the GCL) or net profits, the Company is foreclosed from declaring or paying any dividends even if it were otherwise inclined to do so. There can be no assurance that the Company will have any surplus (as defined in the GCL) or that the Company will achieve any net profits, nor can there be any assurance that, even if the Company were to have such a surplus or achieve net profits, the Company would not determine to retain all available funds to expand the Company's business or for other corporate purposes. Management has no current intent to declare or pay any dividends on the shares of common stock.

     The Company's Series B Preferred Stock has voting rights of .8 votes per preferred share, is convertible into .8 shares of Common stock for each share of preferred stock and carries a dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event the dividend is not paid at the end of the Company's fiscal year (December 31), the dividend will be payable in shares of common stock instead of cash. On December 17, 1997, the Company declared a dividend of $1,391,000 with respect to the outstanding shares of the Series B Preferred Stock for 1996, which was paid by the issuance of 77,700 shares of the Company's common stock in April 1998. On May 12, 1998, the Company declared a dividend of $2,861,000 with respect to the outstanding shares of the Series B Preferred Stock for 1997, which was paid by the issuance of approximately 160,500 shares of Common stock in January 1999. On
May 12, 2000, the Company declared dividends on the Series B
Preferred Stock for the 1999 and 1998 fiscal years amounting to 45,048 and 194,260, respectively, shares of the Company's common stock. These shares were issued in July 2000. In April 2001, the Company declared and issued dividends for the year 2000 amounting to 316,671 shares of the Company's common stock. In January 2002, the Company declared and issued dividends for the year 2001 amounting to 241,202 shares of the Company's common stock. Additionally, in January 2002, Bryanston, an affiliate, converted its 777,238 shares of the Company's B Preferred Stock into 621,790 shares of the Company's common stock.

     On June 30, 1998, the Company issued 135,162 shares of
Series C Preferred Stock in settlement of $9,729,000 of net obligations. The Series C Preferred Stock had voting rights of 2.4 votes per preferred share, was convertible into 2.4 shares of common stock for each share of preferred stock and carried a dividend of $5.65 per share. In addition, the terms of the Series C Preferred Stock includes a provision granting the Company the right to call such stock based upon the occurrence of certain capital events which realize a profit in excess of $5,000,000. In January 2002, the Company declared and issued dividends for the 1998, 1999, 2000 and 2001 years amounting to a total of 161,128 shares of the Company's common stock. Additionally, in January 2002, Bryanston, the sole holder of the Company's Series C Preferred Stock, converted its Series C Preferred Stock into 324,389 shares of the Company's common stock.

     On February 8, 2000, the Company issued 4,000 shares of its
7% Series D Convertible Preferred Stock (the "Series D Preferred
Stock") for an aggregate price of $3,900,000, net of approximately $100,000 of closing costs. The

Series D Preferred Stock is convertible into shares of the Company's common stock at a conversion price of the lesser of $60 per share or a price based upon the prevailing market price of the Company's common stock at the time of conversion, and accrues dividends at a rate of 7% per annum. In the event the Series D Preferred Stock is not converted into shares of the Company's common stock by February
8, 2005, there will be a mandatory redemption at that time, payable in shares of the Company's common stock at the same aforementioned conversion price. The dividends are payable in arrears on the earlier of the date of conversion of a share of Series D Preferred Stock or the date of redemption. At the Company's option, the dividends are payable in the form of cash or shares of the Company's common stock. The maximum aggregate total of shares of the Company's
Common stock issuable relative to the conversions and payments of dividends on the Series D Preferred Stock is 330,000 shares. In the event such limitation prevents the conversion of any Series D
Preferred Stock, the dividend rate will increase to 15% per annum to be payable in cash in arrears, semi-annually on June 30 and December
31. The Series D Preferred Stock contains no voting rights prior to its conversion into common stock. During 2001 and 2000, 1,020 and 1,900 shares, respectively, of the Series D Preferred Stock were converted into approximately 191,283 and 138,717 shares, respectively, of the Company's common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA
                (Dollars in thousands, except per share amounts)

     Years ended December 31, 2001, 2000, 1999, 1998 and  1997

                   2001        2000         1999         1998      1997

Revenues          $  3,115     $   872      $    185    $  5,424   $   31,633
Loss from
    continuing
    operations    $ (9,477)    $  (647)     $ (5,763)   $(13,399)  $  (1,774)
Loss per common
     share from
     continuing
     operations,
     basic and
     diluted      $ (4.02)     $ (.04)      $   (.34)   $  (1.09)  $    (.23)


                                             December 31,
                   2001        2000            1999        1998        1997

Total assets      $ 10,388     $13,533      $   8,128   $  10,196  $  29,993
Long-term debt    $  9,070     $ 5,767      $   1,407   $   2,108  $   8,088
Stockholders'
   equity
   (deficit)      $ (2,942)    $ 3,576      $   2,761   $   5,163  $   8,833




See Management's Discussion and Analysis of Financial Condition and
   Results of Operations and Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OF THE COMPANY

Casino Operations And Gaming Activities

Ella Star:

     On May 7, 1999,  Alpha Florida LLC was notified by
Miami-Dade County (the "County") that it had received the final approval on a lease to dock and operate a day cruise vessel out of the County's Haulover Beach Park and Marina adjacent to Bal Harbour, Florida. The exclusive lease was for five years. The County could renew this exclusive agreement for two periods of five years each.
For this exclusivity, Alpha Florida LLC agreed to pay the County a minimum guaranteed monthly base rent, a per-passenger fee and a percentage of retail merchandise sold in the facility. The lease commenced on November 26, 2000, the date of the vessel's inaugural cruise.

     On June 15, 2000, Alpha Florida LLC entered into a Charter Agreement that required that $1,250,000, including the application of a previously issued $400,000 promissory note, be paid towards the completion of construction of the vessel and monthly payments over a three-year period commencing upon completion. The monthly payments were $41,000 during the first year and $46,667 during years two and three, with an additional surcharge for each month of the three-year period amounting to one dollar per each passenger during each previous month. At all times during the three-year period, Alpha Florida LLC had the option to purchase the vessel at a cost of $4,500,000, towards which all previous construction payments would be applied. In November 2000, the interior design and construction was completed on the vessel, the Ella Star Casino ("Ella Star"), with the inaugural cruise taking place on November 26, 2000.

     On September 7, 2000, Alpha Florida LLC entered into a three-year agreement for the rental of certain furniture and equipment to be used in the gaming day cruise vessel. Rental payments, which commenced in November 2000, approximated $36,000 per month.

     Following the dramatic impact of the September 11th terrorist attack, the passenger levels on the Ella Star fell dramatically from those enjoyed immediately prior to the September 11th attack.
It was the opinion of the Company that this condition, further exacerbated by the crash of American Airlines flight 587 out of New York's John F. Kennedy airport, would extend into and possible through the upcoming high tourism season. On November 15, 2001, as a consequence of this assessment, Alpha Florida LLC decided to suspend operations at the Ella Star and on December 19, 2001, the Company terminated its leases with Miami-Dade County and the boat and equipment lessors. The loss incurred for the year ended
December 31, 2001 including losses associated with the abandonment of the Company's assets related to the Ella Star amounted to approximately $1,800,000. No provision has been made for any future payments on any contractual obligations entered into by Alpha Florida.

Results of Operations:

     The following table sets forth the statements of operations for Alpha Florida LLC's Ella Star before intercompany charges, minority interest and pre-opening expenses for the years ended December 31, 2001 and 2000 (dollar amounts in the table below are in thousands):


                                                  2001              2000
      Revenues:
          Casino . . . . . . . . . . . . . . .$   2,898           $     324
          Food and beverage, retail and other. .     73                  25
          Other . . . .                              58
            Total revenues . . . . . . . . . . .  3,029                 349

     Operating expenses:
          Casino . . . . . . . . . . . . . . . .  1,737                 215
          Food and beverage, retail and other. .     70                  26
          Selling, general and administrative.    4,259                 796
          Interest. . .                              40
            Total operating expenses . . . . . .  6,106               1,037

     Other expenses:
          Depreciation and amortization . . . . .   720                  70
            Total other expenses . . . .. . . . .   720                  70


     Loss before intercompany charges, minority
          interest, loss on abandonment of asset
          and pre-opening expenses               $(3,797)           $  (758)


             The Ella Star, from its opening on
November 26, 2000 through its Closing on November 14, 2001, had its revenues negatively impacted by a series of unexpected events, the most dramatic being the September 11, 2001 terrorist attack and the crash of American Airlines flight 587 out of New York's John F. Kennedy airport, a prime feeder market. Weather problems began with wind weather conditions dramatically above the norm for South Florida. Because of the severe weather, the Ella Star was forced to cancel several cruises, and the attendance on those cruises that did sail in the face of poor weather or predictions of poor weather were negatively impacted. To partially ameliorate the negative impact of these conditions, the Company pulled the vessel out of the water for several days in January 2001 and installed bilge keel stabilizers at a cost to the operation in excess of $100,000 and then restarted its sailing schedule. The extraordinary wind patterns continued on into the fall, with a late season hurricane just missing the Miami area. Compounding the difficult weather conditions, bridge construction throughout the summer on the Haulover Bridge created severe delays on traffic attempting to access the Marina, the main artery to the casino's site.

             During 2001, casino expenses, representing
60% of casino revenues, included $916,000 of payroll and related expenses, $358,000 of expenses related to food and beverage provided gratuitously to customers and other expenses of $463,000. In 2000, casino expenses, representing 66% of casino revenues, included $96,000 of payroll and related expenses, $78,000 of expenses related to food and beverage provided gratuitously to customers and other expenses of $41,000.

             Selling, general and administrative expenses in 2001 and 2000 were comprised of $1,433,000 and $219,000, respectively, for payroll and related expenses, $804,000 and $176,000, respectively, for advertising and marketing expenses, $1,125,000 and $175,000, respectively, for dock, vessel and office rental expenses, $384,000 and $98,000, respectively, for insurance, utilities, fuel and other maintenance costs and the remaining $513,000 and $128,000, respectively, for professional fees, office expenses and other miscellaneous general and administrative expenses.

Mississippi:

             On March 2, 1998, the Company sold,
through Alpha Gulf and Greenville Hotel, the Jubilee Casino, the Greenville Hotel and other related assets to Greenville Casino Partners, L.P. ("GCP") and retained a 25% interest in GCP (subsequently reduced to approximately 19% for capital call adjustments) and entered into a hotel management contract with GCP. In March 2002, the Company sold its 19% interest in GCP to JMBS Casino LLC for approximately $2,500,000. In addition, in March 2002, the Company sold its management contract with GCP to Greenville Casino Partners, Inc. for approximately $500,000.

Results of Operations -- Alpha Gulf:

             The continuing general and administrative costs for the years ended December 13, 2001, 2001 and 1999 consisted of payroll and related expenses of approximately $5,000, $48,000 and $100,000, respectively, occupancy costs of $13,000, $35,000 and $34,000, respectively, and other expenses of $4,000, $6,000 and $103,000, respectively.

             Certain old trade payables of Alpha Gulf were settled in 2001 resulting in a reduction of selling, general and administrative expenses of approximately $88,000. In addition, Alpha Gulf disposed of worthless equipment in 2001 resulting in an expense of $32,000.

             Included in other revenue in 2000 was
$136,000 awarded the Company in satisfaction of all claims and counterclaims related to a dispute with GCP.

Results of Operations -- Jubilation Lakeshore:

             The Company acquired the Cotton Club of
Greenville, Inc. (d/b/a Cotton Club Casino) on October 26, 1995. The Cotton Club Casino's operations in Greenville were terminated on October 30, 1995. After its relocation to Lakeshore, the Cotton Club, renamed the Jubilation Casino, reopened for business on December
21, 1995, but closed in August 1996. In August 1998, the Company relocated the casino vessel to Mobile, Alabama, where it was moored at a terminal. On July 8, 1999, the Company contributed the idle gaming vessel to Casino Ventures in exchange for $150,000 cash, a promissory note of $1,350,000 plus a membership interest in Casino Ventures. Under certain circumstances, the Company's current 93% membership interest in Casino Ventures may be subject to reduction and dilution. The consolidated financial statements of the Company will include the amounts of Casino Ventures until such time as the Company's membership interest decreases to less than 50%. See "Future Operations" for a discussion of Casino Ventures' operating plan for the vessel.

             The continuing costs incurred during each of the years ended December 31, 2001 and 2000 amounted to $33,000 of warehousing costs. Continuing costs incurred during the years ended December 31, 1999 for administration, insurance, compensation, dispute settlements and vessel mooring and relocation were $185,000. Interest expense of $23,000, $113,000 and $146,000 for the years ended December 31, 2001, 2000 and 1999, respectively, primarily related to debt owed to Bryanston. Such debt was originally related to the idle gaming vessel and equipment until its contribution to Casino Ventures in July 1999. In June 2001,
Bryanston agreed to settle the debt through the issuance by the Company of shares of its common stock, which occurred in January
2002. Certain old trade payables were settled in 2001, resulting in a reduction of selling, general and administrative expenses of approximately $247,000.

Future Operations

General:

             Proposals or prospects for acquisition
opportunities may be presented to the Company, or the Company may otherwise become aware of such opportunities (any such new opportunities being hereinafter sometimes referred to as "New Opportunities"). The Company will continue to investigate and evaluate New Opportunities and, subject to available resources, may choose to pursue and develop one or more New Opportunities if the same is deemed to be in the best interest of the Company and its stockholders. However, there can be no assurance that any New Opportunity will be presented to, or otherwise come to the attention of, the Company, that the Company will elect to pursue or develop any New Opportunity or that any New Opportunity that the Company may elect to pursue or develop will actually come to fruition or (even if brought to fruition) will be profitable.

             The Company currently serves as a holding company and a vehicle to effect acquisitions, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination (a "Business Combination") with an operating business (an "Acquired Business"). To the extent the Company's financial and other resources are not devoted to, or reserved for, the development of any New Opportunity or other operations, the business objective of the Company will be to effect a Business Combination with an Acquired Business that the Company believes has steady profitability potential. The Company intends to seek to utilize available cash, equity, debt or a combination thereof in effecting a Business Combination. While the Company may, under certain circumstances, explore possible Business Combinations with more than one prospective Acquired Business, in all likelihood, until other financing provides additional funds, or its stature matures, the Company may be able to effect only a single Business Combination in accordance with its business objective, although there can be no assurance that any such transaction will be effected.

Casino Development:

             Development of Native American Casinos in the Northeast. In 1988, Congress passed the IGRA. Under specified conditions, IGRA permits casino gambling on Native American land. Under IGRA, two immensely successful Native American casinos opened in Connecticut in the 1990's. Foxwoods, operated by the Mashantucket Pequot Tribe, is now reportedly the single most successful casino in the world, reportedly generating in excess of $1 billion in annual gaming revenues. The Mohegan Sun casino, operated by the Mohegan Tribe, is located in the same general area as Foxwoods and reportedly generates in excess of $800 million per year in revenues. IGRA permits a Native American tribe to petition the Governor of its host state for a so-called "compact" permitting casino gaming on a reservation and/or on lands to be acquired and held in trust by the Unites States Government for the benefit of the tribe. Approval of a land-to-trust application for off reservation gaming purposes is extremely rare.

            A compact is a necessary condition precedent to casino development under IGRA, and Native American gaming is the only casino gambling currently permitted in New York State. To date, only two Native American Tribes have successfully petitioned the Governor of New York for compacts. The Oneida Nation in 1992 and the Mohawks received their compact in 1993. The Oneidas opened a very successful casino in western New York known as Turning Stone in Oneida County, near Syracuse, and the Mohawks opened a small casino on their Akwesasne Reservation on the Canadian border with New York, far distant from New York City.

            Formation and Purpose of Catskill Development LLC ("CDL"). From the 1920's until sometime in the 1960's, the Catskill mountain area of New York was a thriving summer resort community located close to New York City. By the 1990's, as a consequence (at least in part) of cheap transportation, other resort attractions and gambling in Atlantic City and elsewhere, the Catskill resort area became long on scenery, but short of jobs and economic development. Sullivan County, however, had the Monticello
Raceway (the "Raceway"), one of the few harness racing facilities in New York, and its citizens were accustomed to betting and gambling. Beginning in early December of 1994, several Sullivan County businessmen, led by Robert Berman, began exploring ideas to revitalize, bring jobs to and economically rejuvenate the Catskill resort area. One idea explored was casino gambling in light of the passage of IGRA and

Foxwoods' hugely successful opening. The group decided to proceed with the casino gambling idea (the "Casino Project"), using the existing harness racing facility as the cornerstone.

            A real estate sales contract was executed in January 1995 to purchase the Raceway and approximately 230 acres surrounding it from an unrelated seller for purposes of acquiring land for ultimate casino and related hotel, restaurant and hospitality development purposes. Initial discussions were had with the Oneida Tribe.
However, discussions with the Oneida Tribe ended unsuccessfully in mid-1995, due primarily to the unwillingness of the Oneida Tribe to share the revenue of the proposed casino with the State. The businessmen became aware that the Company had business relations with the St. Regis Mohawk Tribe (the "Mohawk Tribe"). The
Company introduced the group to the Mohawk Tribe. The group was expanded in 1995 to include the Company, Americas Tower Partners and Monticello Realty, L.L.C. Discussions with the Mohawk Tribe were initiated in October of 1995 and CDL was formed by the group actively and diligently to pursue the development of the Casino
Project on the land then under contract. The group's business plan envisioned three distinct lines of business with the members participating in those lines somewhat in proportion to the expertise that each member brought to the venture. The designated components of the anticipated business of CDL were: a) casino activities; b) real estate related activities; and c) the operation of the Raceway. CDL's plan was to seek approval under federal statutes governing Native American gaming for approval of an off-reservation casino to be located in Sullivan County. This was a unique plan because the land involved was not on a reservation itself, but off-reservation, far removed from the Mohawk Tribe's existing reservation lands in upstate New York and Canada.

            On June 3, 1996, CDL acquired the Raceway for $10,000,000. Of the real property purchased, 29.31 acres adjacent to the Raceway were set aside for casino purposes to be deeded in trust to the United States Government for the use and benefit of a Native American tribe. CDL's negotiations with the Mohawk Tribe were successful, and on July 31, 1996, the first of numerous contracts between CDL (and its affiliates) and the Mohawk Tribe was entered into.

            Mohawk Management LLC ("MML") was created by CDL to provide technical and financial expertise to assist the Mohawks in obtaining financing and to manage, operate and maintain the proposed casino. Monticello Raceway Development, LLC ("MRD") was created by CDL to develop the casino property by providing technical expertise for the planning, design, engineering, construction and operational start-up of the proposed casino and the real property surrounding the proposed casino site. MRD also contracted to assist the Mohawks in obtaining a loan to finance constructing, equipping and operating the casino. CDL, in conjunction with its affiliates, assumed responsibility for, and undertook, seeking and obtaining all local, state and federal approvals required for construction and operation the Casino Project.

            On April 22, 2000, CDL and the Company became aware of a purported letter agreement between the Mohawk Tribe and Park
Place Entertainment ("PPE"), which agreement (with two irrelevant exceptions) purportedly gave PPE the exclusive rights to develop and manage any casino development the Mohawk Tribe may have in the State of New York. The validity of such purported agreement was not, and is not, clear. On November 13, 2000, MML and CDL (collectively, the "Plaintiffs") joined in a suit (the "PPE Litigation") filed in United States District Court, Southern District of New York (the "Court") against PPE, alleging entitlement to substantial damages as a consequence of, among other things, PPE's wrongful interference with several agreements between CDL and the Mohawk
Tribe pertaining to the proposed Casino Project. The Plaintiffs alleged tortuous interference with contract and prospective business relationships, unfair competition and state anti-trust violations and sought over $6 billion in damages. On May 11, 2001, the District
Court granted PPE's motion to dismiss three of the four claims made by Plaintiffs. However, on May 30, 2001, the Plaintiffs moved for reconsideration of that ruling, and, on reconsideration, the Court reinstated one of the dismissed claims, with Plaintiffs' claims of tortuous interference with contract and prospective business relationship remaining after such decision. The case is now in the final discovery phase, and at this point, a 2002 trial date is expected.

            Subject to the obtaining of requisite approvals and satisfactory resolution of the PPE litigation and certain related litigation, it is anticipated that MML or MCM will undertake the development and management of the proposed casino in Monticello, New York, and AMI will be responsible for the day-to-day operations of that casino. It is intended that that casino will be owned by a Native American Nation and will be located on land to be placed in trust for the benefit of such Native American Nation.

            There can be no assurance that the project will receive all requisite approvals or that the PPE Litigation and certain related litigation will be satisfactorily resolved. However, if such approvals are obtained and the PPE Litigation and certain related litigations are satisfactorily resolved, it is the Company's intention to proceed with the development of the Casino Project

            Mohawk's and CDL's Federal Application.  On August 2,
1996, the Mohawks and CDL submitted an application to the United
States Department of the Interior, Bureau of Indian Affairs ("BIA"), to place the 29.31-acre tract of land for the proposed casino in trust status, to be held by the United States Government as trustee, as provided under IGRA. For approval, the Secretary of the Interior of the United States had to determine that the Casino Project was in the best interest of the Mohawks and was not detrimental to the surrounding community. Pursuant to IGRA, the Governor of New
York had to concur with these determinations in order for the land to be taken into trust by the United States Government. While the application to the Department of Interior took approximately one year to prepare, its review and processing required an additional three and one-half years. As part of the process and subsequent to the initial filing many of the agreements were amended, restated and/or reaffirmed on several occasions. As part of that approval process was the complex and lengthy environmental analysis required under the State of New York's environmental review act ("SEQRA"), which analysis was successfully completed in March of 1998. The
SEQRA finding became an integral component of the Federal application.

On December 9, 1998, the Acting Area Director of the
Eastern Area Office of the BIA (the "EAO") transmitted findings and conclusions with respect to CDL's application for the Mohawks to the Indian Gaming Management Staff (the "IGMS"), a department of the BIA. The memorandum concluded that the proposed Casino
Project was in the best interest of the Mohawks and was not detrimental to the surrounding community and that the application satisfied all statutory requirements. By memorandum dated February 10, 1999, the Deputy Commissioner of Indian Affairs advised the
EAO that she did not concur in the Director's recommendation. The application and supporting documentation were returned to the EAO to address issues enumerated by the Deputy Commissioner. In
February 1999, officials of the EAO, the IGMS and the National
Indian Gaming Commission ("NIGC") made a site visit to Monticello to meet with representatives of the State of New York, the Mohawks and CDL to discuss specific concerns addressed in the Deputy Commissioner's memorandum. On August 31, 1999, the NIGC completed its preliminary review of the revised business plan for the Casino Project.

            On October 29, 1999, the Director of the EAO again transmitted the application back to the IGMS with Findings of Fact and a renewed recommendation that the Secretary of the Interior find that the proposed Casino Project was in the best interest of the Mohawks and not detrimental to the surrounding community. By letter dated April 6, 2000, addressed to Governor George Pataki, Kevin Gover, Assistant Secretary of the Department of the Interior, advised and notified the Governor of New York that the Casino Project had been approved and specifically requested that the Governor concur.

            The Company's History Within CDL. The Company, through its wholly-owned subsidiary, AMI was party to a General Memorandum of Understanding (the "Memorandum") with CDL
(and, collectively with AMI, the "Parties") dated December 1, 1995, which among other things, provided for the establishment of MML, a New York limited liability company, for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the Mohawk Tribe. The Memorandum also set forth the general terms for the funding and management obligations of CDL and AMI with regard to MML. In January 1996, MML was formed with each of CDL and AMI owning a 50% membership interest in MML. On
July 31, 1996, MML entered into a Gaming Facility Management Agreement (the "Management Contract") with the Mohawk Tribe for the management of a casino to be built on the current site of the Raceway in Monticello, New York (the "Monticello Casino").
Among other things, the Management Contract provided MML with the exclusive right to manage the Monticello Casino for seven (7) years from its opening and to receive certain fees for the provision of management and related services.

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

             In July 2000, the Parties completed a final settlement agreement pursuant to which AMI (or another affiliate) became entitled to receive 40% of any basic management fee income and 75% of any service fee income (which is limited to 10% of casino revenues) (the "ASR fee"), accruing from the operation of any Native American casino facility development at the Raceway. The net result of such settlement entitled the Company (through its affiliates) to receive approximately 47% of all casino management fee and service income derived from the underlying casino management and development contracts. The original Management Contract contemplated an arrangement specific to the Mohawk Tribe, while the settlement agreement covers all prospective federally recognized Native American Nations. Accordingly, as part of the settlement, Alpha Casino Management, Inc. ("ACM"), a subsidiary of Alpha, and Monticello Casino Management, L.L.C. ("MCM") were formed to facilitate such potential non-Mohawk Tribe arrangements.

            As part of and in conjunction with such settlement, AMI acquired from Bryanston Group, Inc. ("Bryanston") 5 percentage points of Bryanston's ownership interest in the real estate component of CDL's business for $455,000 plus additional consideration if the
asset is liquidated.   In June 2001, the Company agreed to satisfy this
obligation through the issuance of shares of its common stock, valued at $8.00 per share (the then current market price.) Additionally, Bryanston agreed to transfer its 25% interest in the Raceway's parimutuel operations of CDL to AMI. Under the previous agreement, AMI did not participate in this source of revenue. $2,492,000 and $2,047,000, respectively, of the Investments and Advances in CDL on the Company's balance sheets at December 31, 2001 and 2000 are comprised of payments towards the design, architecture and other costs of the development plans for the proposed Monticello Casino.

            In connection with the final settlement agreement, certain CDL member (i.e., Americas tower Partners and Monticello Realty,
LLC) were granted the right to receive $5,000,000 as a "Senior Obligation". Under the terms of the settlement agreement, no other payments are permitted to be made to the members in CDL until the Senior Obligations (which, as of December 31, 2001, amounted to approximately $6,000,000, inclusive of accrued interest) are paid in full. Additionally, no income with respect to the interests in CDL is to be distributed to members until certain "Priority Returns" (consisting of the capital contributions made by the members, together with interest thereon at 10% per annum, compounded annually) have been paid. As of December 31, 2001, the aggregate amount needed to satisfy the payment of Priority Returns was approximately $34,200,000. In light of the foregoing, the Company is not expected to receive any distributions from CDL until CDL has achieved net revenues sufficient to discharge the Senior Obligations, nor does it anticipate receiving any distributions of income with respect to its interests in CDL (other than with respect to its capital contributions and interest thereon) until CDL has achieved additional net revenues sufficient also to discharge the payment of the Priority Returns.

            In October 2001, the New York State Legislature passed a bill that gexpanded the nature and scope of permitted gaming in the state ("VLT Legislation"). That bill was signed by the Governor on October 31, 2001. The provision of the VLT Legislation relevant to Alpha and its development partner, CDL, include: a) authority given to the Governor to negotiate casino licenses for up to three Native American casinos in the Catskills; and b) the authority for several of New York's racetracks, including the Raceway, to operate video lottery terminal ("VLTs") in their facilities. The VLT operation will be conducted by the New York State Lottery (the "Lottery") with the racetracks functioning largely as an agent for the Lottery. Details of how the VLTs will be operated and how revenues will be shared have yet to be worked out with the Lottery. Alpha and its partner, CDL, are aggressively exploring how this recently enacted VLT Legislation may impact upon its future activities at the Raceway.

            On February 12, 2002, the Company entered into an agreement with Watertone Holdings, L.P. ("Watertone") providing for the acquisition of 47.5% of Watertone's economic interests in the casino and racetrack business components of the business of CDL.
This agreement replaced and superseded an agreement previously entered into with Watertone in August 2001 pursuant to which the Company agreed to acquire all of Watertone's economic interest in the casino and racetrack business components of CDL's business.
The transaction contemplated by this agreement closed on March 12, 2002. In consideration for such economic interests, the Company issued 575,874 shares of its common stock for the benefit of Watertone. Additionally, as part of the proposed transactions, the Company entered into employment agreements with two principals of Watertone, Messrs. Robert Berman and Scott Kaniewski, providing for annual aggregate salaries of $500,000 (which is subject to deferral under certain circumstances) and options to purchase, at an exercise price of $17.49 per share, up to an aggregate of 180,302 shares of the Company's common stock (which number of shares will be subject to increase to an aggregate of up to 591,378 upon shareholder approval).

            Upon closing those transactions, before consideration of the ASR fee, the Company's interest in any net revenues derived from CDL's business component related to the casino and wagering operations increased effectively from 40% to approximately 49% and its interest in net revenues derived from the Raceway's parimutuel operation , will increase effectively from 25% to approximately 37%.

            During 2001, 2000 and 1999, AMI incurred $470,000,
$962,000 and $209,000, respectively, of costs related to the proposed development of the Casino Project, of which $445,000, $681,000, and $0, respectively, has been capitalized, and the remaining
$25,000, $281,000 and $209,000, respectively, of which has been expensed are substantially as a corporate overhead allocation.

Casino Ventures:

            On July 8, 1999, the Company, through its subsidiary, Jubilation Lakeshore, contributed its inactive gaming vessel, Bayou Caddy's Jubilation Casino ("Jubilation") to Casino Ventures in exchange for $150,000 in cash, a promissory note of $1,350,000 plus a membership interest in Casino Ventures. Under certain circumstances, the Company's current 93% interest in Casino Ventures may be subject to dilution or other reduction. Matthew Walker ("Mr. Walker"), a former director of the Company, is a member in Casino Ventures and serves as its General Manager (see
Item 13 - "Certain Relationships and Related Transactions").

            The Jubilation vessel has been relocated to Mhoon Landing
in Tunica, Mississippi ("Tunica"), where it is anticipated it will be
refurbished and operated as a gaming vessel.   To fund such costs,
Casino Ventures was loaned $876,000 and  $604,000 from Mr.
Walker in 2001 and 2000, respectively, $172,000 from the Company in 2000 and $29,000 and $4,000 in 2001 and 2000, respectively, from the holder of a $650,000 mortgage on the vessel. An additional $550,000 and $350,000, respectively, was received by Casino
Ventures in the years 2001 and 2002, respectively, as future equity investments contingent upon final approval of the casino by the Mississippi Gaming Commission. During 2001, 2000 and 1999, the
Company capitalized $691,000, $1,859,000 and $364,000,
respectively, of costs related to the relocation and refurbishing of the vessel and improvements to its redeployment site in Tunica. An additional $219,000, $268,000 and $100,000 of start-up costs were incurred in 2001, 2000 and 1999, respectively. The Company is not required to make any further capital contributions to Casino
Ventures.

            On January 18, 2001, Casino Ventures received site approval for the casino in Mhoon Landing from the Mississippi
Gaming Commission. If the project is completed as approved, the casino will be supported by enhanced existing land-based infrastructure, including restaurant and lodging facilities, as well as the requisite back of house service areas. The Company expects
Casino Ventures to commence operations in Tunica in late 2002.

            Casino Ventures' interest expense for the years ended December 31, 2001 and 2000, not eliminated in consolidation, amounted to $184,000 and $78,000, respectively . This was substantially attributable to interest on $650,000 mortgage note payable secured by the vessel and on the loans from Mr. Walker.

Liquidity and Capital Resources

            For the year ended December 31, 2001, the Company had net cash used in operating activities of $3,952,000. The uses were the result of a net loss of $9,477,000 includes depreciation and amortization of $759,000, noncash compensation of $2,594,000, minority interest of $1,077,000, interest amortized on loan discount $81,000, other compensation adjustment of $250,000, loss on abandonment of assets of $1,846,000 and a net decrease in working capital of $1,079,000. The decrease in working capital consisted primarily of a net decrease in other current assets of $597,000, a decrease in other liabilities of $238,000, an increase in accounts payable and other accrued expenses of $663,000 and an increase in payroll and related liabilities of $50,000.

            Cash used in investing activities of $1,300,000 consisted of $879,000 of payments for property and equipment, $444,000 of investments and advances in CDL and a $23,000 increase in deposits and other assets.

            Cash provided by financing activities of $4,009,000 was substantially attributable to $800,000 of capital contributed by holders of minority interests and $3,195,000 of proceeds from related party long-term debt.

            The Company has incurred an accumulated deficit and current net losses of approximately $95,173,000 and $9,477,000, respectively, used approximately $3,950,000 in operations during 2001 and has a working capital deficit (excluding a payable to Casino Ventures, which is not expected to be paid by the Company during the next twelve months) of approximately $1,920,000 at December
31, 2001. In March 2002, the Company sold its investment in GCP, along with its related supervisory management contract, for an aggregate amount of approximately $3,000,000. The Company also anticipates the receipt of funds in 2002 relative to the complete or partial liquidation in its interest in Casino Ventures. In addition, the Company continues to consider issuing equity securities to meet working capital requirements and to acquire businesses that will enhance the Company's operations and take advantage of its net operating loss carry-forwards.

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

              In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS
No. 142 "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill will be evaluated against the new criteria and may result in certain amounts initially recorded as goodwill being separately identified and recognized apart from goodwill. SFAS No.
142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under such approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to operations only in periods in which the recorded value of goodwill and intangibles exceeds it fair value.  The
statements are fully effective January 1, 2002.   The provisions of the
statements are not expected to have a significant effect on the Company's financial position or operating results.

            The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and portions of Accounting Principles Board Opinion
30, "Reporting the Results of Operations". This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company has not yet determined the effect of this statement on its financial position or operating results.
ITEM 8.  FINANCIAL STATEMENTS

     See Index to Financial Statements attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE

            Effective February 12, 2002, Alpha Hospitality Corporation ("Registrant"), acting on the direction of its Board of Directors, approved the dismissal of Rothstein, Kass & Company,
P.C. as the Company's independent accountants. The report of Rothstein, Kass & Company, P.C. on the Registrant's consolidated financial statements for the year ended December 31, 2000 did not contain an adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audit of the Registrant's consolidated financial statements for the year ended December 31, 2000, and through February 12, 2002, there were no disagreements with Rothstein, Kass & Company, P.C. nor reportable events on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Rothstein, Kass & Company, P.C., would have caused Rothstein, Kass & Company, P.C. to make reference to the matter in their report on the consolidated financial statement. Furthermore, there were no reportable events. Rothstein, Kass & Company, P.C. has furnished the Registrant with a letter addressed to the Securities and Exchange Commission indicating Rothstein, Kass & Company, P.C.'s agreement with the above statements.

            Effective on February 12, 2002, Registrant retained the accounting firm of Friedman Alpren & Green LLP to serve as its independent accountants to review or audit its financial statements beginning with the year ended December 31, 2001. Prior to its engagement as Registrant's independent auditors, Friedman Alpren
& Green LLP had not been consulted by Registrant either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on Registrant's consolidated financial statements or on any other matter that was the subject of any prior disagreement between Registrant and Registrant's previous certifying accountants.


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16 (a) OF THE EXCHANGE ACT

            On February 12, 2002, the Company's Board of Directors (the "Board") accepted the resignations of Stanley S. Tollman and
James A. Cutler.   Robert A. Berman was appointed by the Board to
fill the vacancy left by Mr. Tollman's retirement, and Scott Kaniewski was appointed by the Board to fill Mr. Cutler's position as a member of the Board, and Mr. Kozlov was appointed as an interim Director of the Audit Committee. The Company subsequently entered into employment agreements with Mr. Berman and Mr. Kaniewski providing for annual salaries of $300,000 and $200,000, respectively, payment of which is subject to deferral under certain circumstances. Additionally, each of Mr. Berman and Mr. Kaniewski was granted options to purchase up to 95,016 shares of the Company's common stock, which number of shares are subject to be increased to 295,689 shares upon shareholder approval. In March 2002, Matthew B. Walker resigned his position on the Board and Paul de Bary was appointed to fill the vacancy created by Mr. Walker's resignation. Also, at the same time William W. Hopson was appointed to the Board to fill a vacancy created by an increase in the size of the Board.

     The table below sets forth certain information with respect to the directors and executive officers of the Company.

    Name                Age            Position with the Company
Robert A. Berman        41        Chairman of the Board, Chief
                                  Executive Officer and President
Thomas W. Aro           59        Vice President,
                                  Secretary and Director
Scott Kaniewski         37        Executive Vice President of Development
                                  and Finance and Director
Brett G. Tollman        40        Vice President and Director
Craig Kendziera         47        Treasurer
Robert Steenhuisen      44        Chief Accountant and Assistant Secretary
Herbert F.  Kozlov      49        Director
Paul de Bary            55        Director
William W. Hopson       58        Director

              Robert Berman has been a private investor for the past fifteen years. As Managing Director of Watermark Investments Limited, he oversaw a number of private partnerships invested in real estate, technology and basic industries. He is a former Vice Chairman and Director of Executone Information Systems, a telecommunications company. He previously served as Chairman of the Board and Chief Executive Officer of Hospitality Worldwide Services, Inc., a hotel services company.

              Thomas W. Aro has served as a Director
of the Company since February 1, 1994, and as Vice President of the Company since its formation. Mr. Aro also serves as Chief Operating Officer of the Company's subsidiary Alpha Gulf. He had previously served as Executive Vice President of the Tollman-Hundley Hotel Group from 1982 until 1993 and served as Executive Vice President of Bryanston from 1989 through March 1996.

              Scott Kaniewski is a former director of
Watermark Investments limited. He served as a Director of Hospitality Worldwide Services, Inc. and President of its real estate advisory group. He also has held several positions with VMS Realty Partners, a real estate investment and development company, including Vice President of Hotel Investments. Mr. Kaniewski received his BS from Indiana University and is a certified public accountant.

              Brett G. Tollman served as a Vice
President of the Company from its formation and was elected to the Board on February 1, 1994. He served as Executive Vice President of the Tollman-Hundley Hotel Group from 1984 to June 1996, at which time he was appointed President of Tollman-Hundley Hotel Group. He also serves as Director and President of Bryanston. Mr. Tollman is the son of Stanley S. Tollman, the former Chairman of the Board and Chief Executive Officer of the Company.

              Craig Kendziera has served as Treasurer
of the Company since his appointment on May 12, 1998. He also has served as the Corporate Controller of the Tollman-Hundley Hotel
Group since June 1992 and as a Director, Vice President, Treasurer and Corporate Controller of Bryanston since March 6, 1998.

              Robert Steenhuisen has served as Chief
Accountant of the Company since his appointment on May 12, 1998.
He also has served as the Chief Accountant for the Tollman-Hundley Hotel Group since May 1992 and a Director, Vice President,
Assistant Secretary and Chief Accountant of Bryanston since March
2, 1998.

              Herbert F.  Kozlov has served as a
Director of the Company since his appointment upon the resignation of Mr. Sanford Freedman in March of 1998. Mr. Kozlov is a partner is the law firm of Reed Smith LLP (formerly Parker, Duryee Rosoff & Haft P.C.), where he has been a partner since 1989. Reed Smith provides legal services to the Company and receives fees for such services from the Company.

              Paul de Bary serves as the Managing
Director for Marquette de Bary Co., Inc. Mr. de Bary also serves as a financial advisor for state agencies, public and private corporations and non-profits. Prior to assuming his current position, Mr. de Bary served as Managing Director in the Public Finance Department of Prudential Securities form 1994 to 1997. He was a partner in the law firm of Hawkins, Delafield & Wood in New York from 1975 to
1994. Mr. de Bary received an AB in 1968, and MBA and JD in 1971 from Columbia University. He is a member of the American
Bar  Association, the New York State Bar Association, the
Association of the Bar of the City of New York and the National

Association of Bond Lawyers. He currently serves as a member oft he Board of Directors of the Society of Columbia Graduates and is a member of the Alumni Representative Committee of Columbia
College.

              William W. Hopson is a partner in the law firm of Stites & Harbison in Atlanta, Georgia. From 1991 to1999, Mr. Hopson was a partner with the firm of Stephens, Humphries & White, LLP. He served as President and Chairman of the Board of Pace Construction from 1987 to 1991, was the Executive Vice President of the The Beck Company from 1984 to 1986, Executive
Vice President Development and Construction with W.B. Johnson Properties (Ritz-Carlton) from 1981to 1984 and Executive Vice President/Eastern Division Manager for Henry C. Beck Company from 1968 to 1981. Mr. Hopson received his BBC in 1967 from Auburn University and his JD in 1991 from Georgia State University. He is a member of the Associated General Contractors, American Bar Association, Associated Builders and Contractors, Georgia Bar Association and the American Trial Lawyers.

              Each Director is elected for a period of one year at the Company's annual meeting of stockholders and serves until his/her successor is duly elected by the stockholders. Vacancies and newly created directorships resulting from any increase in the number of authorized directors may be filled by a majority vote of Directors then in office. Officers are elected by and serve at the pleasure of the Board of Directors, subject to the terms of any applicable employment agreements. Directors are reimbursed for expenses incurred in connection with the performance of their duties.


ITEM 11.  EXECUTIVE COMPENSATION

       EXECUTIVE COMPENSATION

Summary Compensation Table

              The following table sets forth all cash
compensation for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2001, 2000 and 1999, paid to the Company's Chief Executive Officer and one executive officer (collectively the "Named Executive Officers") whose total compensation exceeded $100,000 per annum. No other executive officers' compensation exceeded $100,000 during the above fiscal years.


                                        Restricted
Name and Principal                      Stock        Options      All Other
  Position          Year    Salary(1)   Awards        /SARS       Compensation
Stanley S. Tollman  2001    $250,000     --            --                --
Chairman of the     2000    $250,000     --          25,000              --
Board of Directors, 1999    $250,000     --          25,000              --
Chief Executive
Officer and
President

Thomas W.  Aro . . .2001    $215,000      --          4,000              --
Vice President and  2000    $206,500      --         20,500              --
Secretary           1999    $160,000      --         15,500              --


              1 No portions of the cash salaries to which Stanley S. Tollman was entitled during the periods indicated have been paid; rather, the expense and liability have been accrued without interest. Mr. Tollman has agreed to waive his right to receive any salary for the year 2001 and 2000.

Option/SAR Grants in Last Fiscal Year.


              None

              The following table sets forth certain
information with respect to the exercise of stock options during fiscal 2001 by the named executive officers and the number and value of unexercised options held by each of those named executive officers as of December 31, 2001:

                                  Number of Securities        Value of Unexercised
                                  Underlying Unexercised      In-the-Money Options at
            Shares                Options at Fiscal Year End  Fiscal Year End (1)
            Acquired     Value
            On Exercise  Realized Exercisable Unexercisable   Exercisable Unexercisable
Stanley S.
 Tollman . .  --           --       50,000        --            $455,000        0

Thomas W.
Aro . . . .   --           --       46,000        --            $418,600        0


              In June 2001, November 2000 and
December 1998, the Company determined that the purposes of the Company's stock option plans were not being adequately achieved with respect to those employees and consultants holding options that were exercisable at prices above current market value and that it was in the best interests of the Company and its shareholders that the Company retain and motivate such employees and consultants. Therefore, in order to provide such optionees the opportunity to exchange their above market value options for options exercisable at the current market value in 2001, 2000 and 1998, respectively, the Company cancelled all options that were outstanding under the 1998 and 1993 stock option plans at that time and reissued the options at an exercise price equal to the closing NASDAQ bid prices on the respective dates in July 2001, November 2000 and December 1998.

              The following table sets forth certain
information with respect to all such cancellations and reissuances with respect to options held by any executive officer from March 19, 1993 (date of inception) through December 31, 2001:

                                                                                   Length of
                           Number of Market                                        Original
                           Securities       Price of     Exercise                  Option Term
                           Underlying       stock at     Price at                  Remaining
            Cancellation/  Options          time of      time of        New        at Date of
            Reissuance     Cancelled/       Cancelling/  Cancelling/    Exercise   Cancelling/
            Date           Reissued         Reissuing    Reissuing      Price      Reissuing
Stanley S.
 Tollman     6/13/01        250,000          $4.40         $11.70        $4.40     7.5 years
             6/13/01        250,000          $4.40         $13.75        $4.40     8.5 years

Thomas W.
 Aro        12/12/98         60,000(1)       $1.063(1)     $ 3.25(1)     $1.063(1) 4.5 years
            12/12/98        100,000(1)       $1.063(1)     $ 2.00(1)     $1.063(1) 9.5 years
            10/12/00         75,000(1)       $1.375(1)     $ 2.00(1)     $1.375(1) 7.5 years
            10/12/00        130,000(1)       $1.375(1)     $ 4.25(1)     $1.375(1) 9.0 years
             6/13/01          6,000          $4.40         $10.63        $4.40     2.0 years
             6/13/01         10,000          $4.40         $10.63        $4.40     7.0 years
             6/13/01          7,500          $4.40         $13.75        $4.40     7.0 years
             6/13/01         13,000          $4.40         $13.75        $4.40     8.5 years
             6/13/01          5,500          $4.40         $13.75        $4.40     7.5 years

Brett G.
 Tollman    12/12/98         60,000(1)       $1.063(1)     $ 3.25(1)     $1.063(1) 4.5 years
            12/12/98        100,000(1)       $1.063(1)     $ 2.00(1)     $1.063(1) 9.5 years
            10/12/00         75,000(1)       $1.375(1)     $ 2.00(1)     $1.375(1) 7.5 years
            10/12/00        115,000(1)       $1.375(1)     $ 4.25(1)     $1.375(1) 9.0 years
             6/13/01          6,000          $4.40         $10.63        $4.40     2.0 years
             6/13/01         10,000          $4.40         $10.63        $4.40     7.0 years
             6/13/01          7,500          $4.40         $13.75        $4.40     7.0 years
             6/13/01         11,500          $4.40         $13.75        $4.40     8.5 years
             6/13/01          4,000          $4.40         $13.75        $4.40     7.5 years

Craig
 Kendziera  12/12/98         12,000(1)       $1.063(1)     $ 3.25(1)     $1.063(1) 4.5 years
            12/12/98          8,000(1)       $1.063(1)     $ 2.00(1)     $1.063(1) 9.5 years
            10/12/00         50,000(1)       $1.375(1)     $ 2.00(1)     $1.375(1) 7.5 years
            10/12/00         15,000(1)       $1.375(1)     $ 4.25(1)     $1.375(1) 9.0 years
             6/13/01          1,200          $4.40         $10.63        $4.40     2.0 years
             6/13/01            800          $4.40         $10.63        $4.40     7.0 years
             6/13/01          5,000          $4.40         $13.75        $4.40     7.0 years
             6/13/01          1,500          $4.40         $13.75        $4.40     8.5 years


Robert
 Steenhuisen12/12/98          8,000(1)       $1.063(1)     $ 3.25(1)     $1.063(1) 4.5 years
            12/12/98         12,000(1)       $1.063(1)     $ 2.00(1)     $1.063(1) 9.5 years
            10/12/00         50,000(1)       $1.375(1)     $ 2.00(1)     $1.375(1) 7.5 years
            10/12/00         15,000(1)       $1.375(1)     $ 4.25(1)     $1.375(1) 9.0 years
             6/13/01            800          $4.40         $10.63        $4.40     2.0 years
             6/13/01          1,200          $4.40         $10.63        $4.40     7.0 years
             6/13/01          5,000          $4.40         $13.75        $4.40     7.0 years
             6/13/01          1,500          $4.40         $13.75        $4.40     8.5 years

(1) Represents amounts and prices prior to 1-for-10 reverse split in June 2001.


   Compensation of Directors.  On May 12,
1998, with shareholder approval granted in September 1999, the Board approved an annual compensation arrangement whereby each of the three outside directors will be entitled to receive $6,000 per annum plus options to purchase up to 2,500 shares, and an additional 1,500 shares for each committee served upon, of the Company's common stock at an exercise price equal to the current market price at the date the option is granted. In 2001, the Company granted to its outside directors options to purchase an aggregate amount of up to 16,500 shares of its common stock for the year 2001 at an exercise price of $4.40 per share, which options can be exercised at any time up to 2011. Similarly, in 1999 and 1998, the Company granted to its outside directors options to purchase an aggregate amount of up to 15,000 and 28,500 shares, respectively, of its common stock at an exercise price of $42.50 and $10.63, respectively, per share, which can be exercised any time up to 2009 and 2008, respectively. The amount granted in 1999 was for services to be rendered in the year 2000. The amount granted in 1998 consisted of options to purchase aggregate amounts of up to 13,500 and 15,000 shares for the 1998 and 1999 years of service, respectively. As compensation to its employee directors, the Company granted options to purchase an aggregate amount of up to 8,000 shares for the year 2001 at an exercise price of $4.40 per share and 9,500 shares for each of the years 2000 and 1999 at exercise prices of $42.50 and $10.63, respectively, per share.

        mployment Agreements. The Company
entered into employment agreements with Mr. Berman and Mr. Kaniewski providing for annual salaries of $300,000 and $200,000, respectively, payment of which is subject to deferral under certain circumstances. Additionally, each of Mr. Berman and Mr. Kaniewski was granted options to purchase up to 95,016 shares of the Company's common stock at an exercise price of $17.49 per share, which number of shares is subject to be increased to 295,689 upon shareholder approval.

              The Company and Stanley S. Tollman
entered into an Employment Agreement dated June 1, 1993, whereby
Mr. Tollman agreed to serve as Chairman of the Board and Co-Chief Executive Officer of the Company for a term of three (3) years from the date of that Agreement. Thereafter, such Agreement was automatically renewable for successive twelve (12) month periods unless either party advised the other on at least ninety (90) days' written notice of his or its intention not to extend the term of the employment. Mr. Tollman's Employment Agreement provided for a salary in the amount of $250,000 per year, none of which was paid under such Agreement since the date thereof. The unpaid salary accumulated, and the Company did not pay any interest or other penalty thereon. Such Agreement provided for Mr. Tollman to devote no less than 20% of his business time to the affairs of the Company and its subsidiaries. Such Agreement contained a non-disclosure provision pursuant to which Mr. Tollman agreed not to use or disclose any information, knowledge or data relating to or concerning the Company's operations, sales, business or affairs to any individual or entity, other than the Company or its designees, except as required in connection with the business and affairs of the Company. Mr. Tollman waived his right to receive the $250,000 salary for each of the years 2001 and 2000. As of September 30, 2001, accrued salary payable to Mr. Tollman amounted to $1,529,167. On September 30,
2001, the Mr. Tollman agreed to be paid only in common stock of the Company and rescinded any previous conversion agreements.
Accordingly, the balance sheet as of December 31, 2001 reflects a
reclassification of $1,529,167 to common stock payable.   During the
year ended December 31, 1999, the Company recorded a noncash compensation charge of $3,251,000 resulting from a previous conversion agreement and an increase in the market price of the Company's common stock since the date of that agreement. The $3,251,000 charge was reversed in 2000 to reflect the decrease in the market price of the Company's common stock during the year.

      BOARD COMPENSATION REPORT

Executive Compensation Policy

              General. Decisions concerning executive officers' salaries for 2001 were made by the full Board of Directors. Decisions concerning the grant of stock options to executive officers were made by the Stock Option Committee. The Company otherwise has no formal compensation policies applicable to executive officers. The Board of Directors' recommendations in each case were based on the subjective evaluation of each officer's contribution to the Company and the level of compensation necessary to adequately motivate and reward the officer. The composition and amount of each item of executive compensation for 2001 did not bear a specific relationship to any particular measure of performance.

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

              Equity Compensation. The grant of stock
options to executive officers constitutes an important element of long-term compensation for the executive officers. The grant of stock options increases management's equity ownership in the Company with the goal of ensuring that the interests of management remains closely aligned with those of the Company's stockholders. The Board of Directors believes that stock options in the Company provide a direct link between executive compensation and stockholders' value. By attaching vesting requirements, stock options also create an incentive for an executive officer to remain with the Company for the long term.

              Chief Executive Officer Compensation.
The compensation of Stanley S. Tollman, the Chief Executive
Officer, is set forth in an Employment Agreement between the Company and Mr. Tollman, which provides for a salary in the amount of $250,000 per year, none of which has been paid under such Agreement. The unpaid salary accumulates, and the Company does not pay any interest or other penalty thereon. Mr. Tollman waived his rights to receive the $250,000 salary for each of the years 2001 and 2000. On September 30, 2001, Mr. Tollman agreed to be paid his accrued compensation of $1,529,167 in common stock of the Company. The terms of the Employment Agreement were determined based upon Mr. Tollman's ability to establish and retain a strong management team and to develop and implement the Company's business plans. In setting compensation for Mr. Tollman, the Company also considered its financial position and reviewed compensation levels of chief executive officers at comparable companies within the Company's industry. In both December 1999 and 1998, the Company granted to Mr. Tollman options to purchase 25,000 shares of the Company's Common Stock.

              In March 2002, subsequent to the
retirement of Mr. Tollman, the Company entered into an employment agreement with Robert A. Berman providing for an annual salary of $300,000, payment of which is subject to deferral under certain circumstances. Additionally, Mr. Berman was granted an option to purchase, at an exercise price of $17.49 per share, up to 95,016 shares of the Company's common stock, which number of shares is subject to be increased to 295,689 shares upon shareholder approval.

              In addition, in March 2002 the Company
entered into an employment agreement with Scott A. Kaniewski providing for an annual salary of $200,000, payment of which is subject to deferral under certain circumstances. Additionally Mr. Kaniewski was granted an option to purchase, at an exercise price of $17.49 per share, up to 95,016 shares of the Company's common stock, which number of shares is subject to be increased to 295,689 shares upon shareholder approval.


              Robert A. Berman

              Thomas W. Aro

              Scott A. Kaniewski

              Herbert F. Kozlov

              Brett G. Tollman

              Paul de Bary

              William W. Hopson

              Corporate Performance Graph. The
following graph shows a comparison of cumulative total stockholders' returns from December 31, 1996 through December 31,
2001 for the Company, the Russell 2001 Index ("Russell") and the
Dow Jones Entertainment and Leisure -- Casino Index ("DJ Casino").

              The graph assumes the investment of $100 in shares of Common Stock, securities represented by the Russell
Index or DJ Casino Index on December 31, 1996 and that all dividends were reinvested. No dividends have been declared or paid on the Company's Common Stock.

The Company's warrants expired on December 31, 2001 and are no longer listed on the OTCBB and Boston Stock Exchange.

              Section 16(a) Reporting. Under the
securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Company's common stock must report on their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission and to the National Association of Securities Dealers, Inc. Automated Quotation System. Specific due dates for these reports have been established. Based upon the Company's review of Forms 3, 4 and 5 and amendments thereto, if any, furnished to the Company under Rule 16a-3(e) during and with respect to the Company's most recent fiscal year and any written representations provided to the effect that no Form 5 is required, no person that, at any time during the Company's last fiscal year, was an officer, director or beneficial owner of more the 10 percent of the Company's Common Stock reported on any of the foregoing forms failed to file, on a timely basis, any reports required by Section 16(a) of the Exchange Act.

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

Administration of the Plan

              The Stock Option Plans are administered
by a Stock Option Committee (currently consisting of Messrs.
Berman, Kaniewski and Aro), which determines whom among those eligible will be granted options, the time or times at which options will be granted, the number of shares to be subject to options, the durations of options, any conditions to the exercise of options and the manner in and price at which options may be exercised. The Stock Option Committee is authorized to amend, suspend or terminate the Stock Option Plans, except that it cannot, without stockholder approval

(except with regard to adjustments resulting from changes in capitalization): (i) increase the maximum number of shares that may be issued pursuant to the exercise of options granted under the Stock Option Plans, (ii) permit the grant of a stock option under the Stock Option Plans with an exercise price less than 100% of the fair market value of the shares at the time such option is granted, (iii) change the eligibility requirements for participation in the Stock Option Plans,
(iv) extend the term of any option or the period during which any option may be granted under the Stock Option Plans or (v) decrease an option exercise price (although an option may be canceled and new option granted at a lower exercise price).

Shares Subject to the Plan

              The 1998 Stock Option Plan and 1993
Stock Option Plan provide that options may be granted with respect to a total of up to 400,000 and 90,000 shares of the Company's common stock, respectively, subject to adjustment upon certain changes in capitalization without receipt of consideration by the Company. In addition, if the Company is involved in a merger, consolidation, dissolution or liquidation, the options granted under the Stock Option Plans will be adjusted or, under certain conditions, will terminate, subject to the right of each option holder to exercise his/her options or comparable options substituted at the discretion of the Company prior to such event. If any option expires or terminates for any reason, without having been exercised in full, the unpurchased shares subject to such option will be available again for the purposes of the Stock Option Plans. All of the shares of Common Stock underlying options that can be granted pursuant to the Stock Option Plans have been registered.

Participation

              Any employee is eligible to receive
incentive stock options or non-qualified stock options granted under the Stock Option Plans.

Option Price

              The exercise price of each option will be determined by the Stock Option Committee or the Board of Directors, but may not be less than 100% of the fair market value of a share of the Company's common stock on the date the option is granted. If an incentive stock option is to be granted to an employee who owns over 10% of the total combined voting power of all classes of the Company's stock, then the exercise price may not be less than 110% of the fair market value of a share of the Company's common stock on the date the option is granted.

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

Option Grants

              Under the Stock Option Plans, net of
certain simultaneous cancellations to existing employees and excluding the aforementioned options granted in February 2002 to Mr. Berman and Mr. Kaniewski, there were 24,500, 0 and 138,900 total options granted, including 8,000, 0 and 77,500 to executive officers, during the fiscal years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, 175,550 and 62,100 options to purchase shares of the Company's common stock granted under the 1998 Stock Option Plan and 1993 Stock Option Plan, respectively, were outstanding, which amounts reflect the cancellation of certain options following the termination of employment of the holders thereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

OWNERSHIP OF SECURITIES

              As of April 1, 2002, there were issued and outstanding 4,804,315 shares of the Company's common stock, 44,258 shares of Series B Preferred Stock and 1,080 shares of Series D Preferred Stock.

              Each share of Common Stock entitles the
holder thereof to one vote, and each share of Series B Preferred Stock entitles the holder thereof to .8 votes. The Series D Preferred Stock has no voting rights prior to its conversion into the Company's common stock.

              The following table sets forth certain
information as of April 1, 2002, with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of the Company's common stock or of any series or class of Preferred
Stock, each officer and director of the Company and all officers and directors as a group. Unless otherwise indicated, the address of each such person or entity is c/o Alpha Hospitality Corporation, 29-76 Northern Boulevard, 2nd Floor, Long Island City, New York 11101



Title of Class Name and Address                 No. of           Percent
                                                Shares(1)        of Class(2)

Common Stock    Robert A. Berman (13)          2,903,331           60.43
$.01 par value  Scott A. Kaniewski (14)        2,902,731           60.42
                Stanley Tollman (3) (4)           50,000            1.03
                Beatrice Tollman (4) (7)         181,589            4.11
                Thomas W. Aro (5)                 46,200            0.95
                Brett G. Tollman (6)             198,988            3.98
                Herbert F.  Kozlov (9)            25,500            0.53
                Craig Kendziera (10)               8,530            0.18
                Robert Steenhuisen (11)            8,500            0.18
                Philip Berman (15) (16)        2,902,710           60.42
                Watertone Holdings, LP
                  (16) (19)                    2,902,710           60.42
                 c/o Scott Kaniewski
                 2412 Central Park Avenue
                 Evanston, IL
                New York Gaming LLC
                  (17) (19)                      575,874           11.99
                 c/o Scott Kaniewski
                 2412 Central Park Avenue
                 Evanston, IL
                BKB, LLC (18) (19)             2,902,710           60.42
                 c/o Scott Kaniewski
                 2412 Central Park Avenue
                 Evanston, IL
                Bryanston Group, Inc. (7)      2,326,857           48.44
                 1886 Route 52
                 Hopewell Junction, N.Y.
                Societe Generale (14)             69,412            1.42
                 1221 Ave of the Americas
                 New York, NY
               All Current Officers and Directors
                as a group without duplicating
                Shared beneficial interest
                (7 persons)
                (5, 6, 9-11, 13,14)            3,191,049           64.6

Preferred Stock, BP Group, Ltd. (10)              44,258          100.0
Series B          8306 Tibet Butler Rd.
$29.00            Windemere, Fl
liquidation
value


Preferred Stock,
Series D         Societe Generale                 1,080          100.0
$1,000.00
liquidation
value

              (1) Except as noted below, each person
              exercises sole voting and dispositive
              power with respect to the shares reflected in the table, except for those shares of common stock that are issuable upon the exercise of options or the conversion of Series D Preferred Stock, which shares of common stock cannot be voted until the options are exercised or such Series D
              Preferred Stock is converted by the holder thereof. Includes shares of common stock that may be acquired upon exercise of options or conversion of convertible securities that are presently exercisable or convertible or become exercisable or convertible within 60 days.

              (2) Each beneficial owner's percentage
              ownership is determined by assuming that options, warrants and convertible securities that are held by such owner (but not those held by any other owner) and that are exercisable or convertible within 60 days from the date hereof have been exercised or converted.

              (3) Includes 50,000 shares of common
              stock issuable upon the exercise of options granted to Stanley S. Tollman, previously the Chairman of the Board, Chief
              Executive Officer and President of the
              Company until his retirement on February
              12, 2002. Does not include any shares of common stock issuable upon payment of Mr. Tollman's accrued compensation of
              $1,529,167.  Each of Brett G. Tollman,
              Stanley S. Tollman and Beatrice Tollman
              disclaims beneficial ownership of the
              shares beneficially owned by any of the
              other of them.

              (4) Stanley S. Tollman is the spouse of
              Beatrice Tollman. Stanley S. Tollman
              disclaims beneficial ownership of the
              shares beneficially owned by Beatrice
              Tollman.  Each of Brett G. Tollman,
              Stanley S. Tollman and Beatrice Tollman
              disclaims beneficial ownership of the
              shares beneficially owned by any of the
              other of them.

              (5) Includes 46,000 shares of common
              stock issuable upon the exercise of options granted to Mr. Aro, all of which options are currently exercisable.

              (6) Includes 43,000 shares of common
              stock issuable upon the exercise of options granted to Brett G. Tollman, all of which options are currently exercisable, and
              100,000 shares held in the Tollman Family
              Trust, of which Brett G. Tollman is the
              sole Trustee. Brett G. Tollman is the son of Stanley S. Tollman and Beatrice
              Tollman.  Each of Brett G. Tollman,
              Stanley S. Tollman and Beatrice Tollman
              disclaims beneficial ownership of the
              shares beneficially owned by any of the
              other of them.

              (7) Includes: (i) 621,790 shares of
              common stock issued upon conversion in
              January 2002 of 777,238 shares of Series
              B Preferred Stock owned by Bryanston;
              and (ii) 324,389 shares of common stock
              issuable upon conversion in January 2002 of 135,162 shares of Series C Preferred
              Stock owned by Bryanston.  On May 17,
              1998, the Company declared a dividend of approximately 151,900 shares of common stock to Bryanston with respect to, and in lieu of the cash dividend accrued on, the outstanding shares of Preferred Stock held by Bryanston in 1997. Such shares of common stock were issued on January 5, 1999. During 2000, the Company declared and issued 42,600 and 183,100 additional shares of common stock in lieu of cash dividends payable with respect to Bryanston's shares of Series B Preferred
              Stock for the 1999 and 1998 calendar
              years, respectively. In April 2001, the Company declared and issued dividends for the 2000 year with respect to Bryanston's shares of Series B Preferred
              Stock amounting to 299,610 shares of the Company's common stock. In January
              2002, the Company declared and issued
              dividends for the 2001 year with respect to Bryanston's shares of Series B Preferred
              Stock amounting to 241,202 shares of the Company's common stock. In January
              2002, the Company declared and issued
              dividends for the 1998, 1999, 2000 and
              2001 years with respect to Bryanston's
              shares of Series C Preferred Stock
              amounting to a total of 161,128 shares of the Company's common stock. In
              February 2002, the Company issued with
              respect to indebtedness owing to
              Bryanston, 237,991 shares of common
              stock. Bryanston is an affiliate of the Company, and Beatrice Tollman, Stanley
              S. Tollman's spouse, is a 50% stockholder of Bryanston. Each of Bryanston and Beatrice Tollman disclaims beneficial ownership of the shares beneficially owned by the other of them.

              (8)  On May 17, 1998, the Company
              declared a dividend of approximately
              8,600 shares of Common Stock to BP
              Group, Ltd ("BP") with respect to, and in lieu of the cash dividend accrued on, the outstanding shares of Series B Preferred
              Stock held by BP in 1997. Such shares of Common Stock were issued on January 5,
              1999.  In addition, during 2000, the
              Company declared and issued to BP
              approximately 2,400 and 11,100
              additional
              shares of common stock in lieu of the cash dividend payable with respect to BP's shares of Series B Preferred Stock for the 1999 and 1998 calendar years, respectively. In April 2001, the Company declared and issued dividends for the 2000 year with respect to BP's shares of Series
              B Preferred Stock amounting to 17,061
              shares of common stock.  In February
              2002, the Company declared and issued
              dividends for the 2001 year with respect to BP's shares of Series B Preferred Stock amounting to 12, 995 shares of common stock. Patricia Cohen is the sole stockholder of BP. This table does not include 35,406 shares of common stock issuable upon conversion of 44,258 shares of Series B Preferred Stock owned by BP.
              All of such shares of Preferred Stock are currently convertible into shares of common stock.

              (9) Includes 25,500 shares of common
              stock issuable upon the exercise of options granted to Mr. Kozlov, all of which options are currently exercisable.

              (10) Includes 8,500 shares of common
              stock issuable upon the exercise of options granted to Mr. Kendziera, all of which options are currently exercisable.

              (11) Includes 8,500 shares of common
              stock issuable upon the exercise of options granted to Mr. Steenhuisen, all of which options are currently exercisable.

              (12) Consists of 56,912 shares of common stock issuable to Societe Generale to reach the maximum issuable of 3,300,000 in connection with its remaining 1,080 shares of the Company's Series D Preferred
              Stock and 12,500 shares issuable upon the exercise of warrants, which warrant are currently exerciable.

              (13) Consists of 600 shares owned by Mr.
              R. Berman, 575,874 shares owned by New
              York Gaming, LLC (with respect to which
              Mr. R. Berman has shared voting and
              disposition rights) and the Bryanston
              Shares (as defined below) (with respect to which Mr. R. Berman has shared voting rights for the limited purpose provided for under the Bryanston Proxy (as defined below)). Does not include the 95,016 shares with respect to which Mr. R.
              Berman has been granted an option under
              his employment agreement since such
              options are neither currently exercisable nor exercisable within 60 days. Does not include options granted to Mr. Berman to purchase, at an exercise price of $17.49 per share, up to 95,016 shares of the company's common stock which are increased to 295,689 shares of the Company's common stock, upon shareholder approval.

              (14) Consists of 575,874 shares owned by New York Gaming, LLC (with respect to which Mr. Kaniewski has shared voting and disposition rights) and the Bryanston
              Shares (with respect to which Mr.
              Kaniewski has shared voting rights for the limited purpose provided for under the Bryanston Proxy). Does not include the 95,016 shares with respect to which Mr.
              Kaniewski has been granted an option
              under his employment agreement since
              such options are neither currently
              exercisable nor exercisable within 60 days.
              Does not include options granted to Mr.
              Kaniewski to purchase, at an exercise
              price of $17.49 per share, up to 95,016
              shares of the company's common stock
              which are increased to 295,689 shares of the Company's common stock, upon shareholder approval.

              (15)  Consists of 575,874 shares owned by
              New York Gaming, LLC (with respect to
              which Mr. P. Berman has shared voting
              and disposition rights) and the Bryanston
              Shares (with respect to which Mr. P.
              Berman has shared voting rights for the
              limited purpose provided for under the
              Bryanston Proxy).

              (16)  Consists of 575,874 shares owned by
              New York Gaming, LLC (of which
              Watertone Holdings, LP is the manager)
              and the Bryanston Shares (with respect to which Watertone Holdings, LP had been granted a proxy for the limited purpose provided for under the Bryanston Proxy).


          (17)  Consists of 575,874 shares owned by New York
          Gaming, LLC.

          (18) Consists of 575,874 shares owned by New York Gaming, LLC (of which Watertone Holdings, LP is the manager and of which BKB, LLC is the general partner) and the Bryanston Shares (with respect to which Watertone Holdings, LP had been granted a proxy for the limited purpose provided for under the Bryanston Proxy).

          (19) Bryanston has granted a limited proxy (the "Bryanston Proxy") to Watertone Holdings, LP ("Watertone") to vote Bryanston's 2,326,856 shares (the "Bryanston Shares") at the next meeting of stockholders in favor of a proposal to approve the grant of an additional 205,538 options to each of Robert A. Berman and Scott A. Kaniewski. Additionally, Watertone is the manager of New York Gaming LLC, which owns 575,874 shares, and BKB, LLC is the general partner in Watertone. Robert
          A. Berman, Scott A. Kaniewski and Philip Berman have shared power to direct BKB, LLC (as the general partner in Watertone) to exercise the vote attendant to such shares owned by New York Gaming LLC and to exercise the vote attendant to the shares covered by the Bryanston Proxy.
          None of such persons has any power to dispose or to direct the disposition of the shares covered by such proxy. Each of Watertone, BKB, LLC and Messrs. R. Berman, Kaniewski and P. Berman disclaims beneficial ownership of any of the Bryanston Shares for any purpose other than voting on the above-referenced proposal.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Bryanston

          Bryanston, a major shareholder of the Company, and Beatrice Tollman, Mr. Stanley S. Tollman's spouse, is a 50% stockholder of Bryanston. On June 26, 1996, Bryanston converted the amount due on a Working Capital Loan (approximately $19,165,000) into shares of Series B Preferred Stock. The Company was charged a 5% transaction fee (approximately $958,000), which was also converted into shares of Series B Preferred Stock. The conversion was effective June 26, 1996, and the total of approximately $20,123,000 was converted into 693,905 shares of Series B Preferred Stock based on the fair market value of a share of common stock on the date of conversion ($3.625).

          Each share of outstanding Series B Preferred Stock: (i) entitles the holder to .8 votes; (ii) has a liquidation value of $29.00 per share; (iii) has a cash dividend rate of 10% of the liquidation value, which rate increases to 13% of the liquidation value if the cash dividend was not paid within 30 days of the end of each fiscal year and in such event is payable in shares of common stock; and (iv) wis convertible into .8 shares of common stock. On December 17, 1997, the Company declared a 1996 dividend payable to Bryanston in approximately 73,000 shares of common stock, which were issued in April 1998. On May 12, 1998, the Company declared a 1997 dividend payable to Bryanston in approximately 151,900 shares of common stock, which were issued on January 5, 1999. During 2001, the Company declared and issued 42,600 and 183,100 additional shares of common stock in lieu of cash dividends payable with respect to Bryanston's shares of Series B Preferred Stock for the 1999 and 1998 calendar years, respectively. In April 2001, the Company declared and issued dividends for the 2000 year with respect to Bryanston's shares of Series B Preferred Stock amounting to 299, 610 shares of common stock. In February 2002, the Company declared and issued dividends for the 2001 year with respect to Bryanston's shares of Series B Preferred stock amounting to 241,202 shares of common stock. In addition, in February 2002, Bryanston converted its shares of Series B Preferred Stock to common shares and received 621,790 shares of common stock.

          On June 30, 1998, the Company restructured its existing obligations to Bryanston by extinguishing its notes payable of $7,800,000, $1,399,000 and $432,000 plus accrued interest on the notes aggregating $3,098,000, in exchange for the issuance of Series
C Preferred Stock, and a $3,000,000 mortgage note on the Company's idle gaming vessel located in Mobile, Alabama. Upon contribution of the idle gaming vessel in July 1999 to Casino Ventures (see "Certain Relationships and Related Transactions - Casino Ventures"), the $3,000,000 mortgage note was converted to a promissory note. The
Series C Preferred Stock had voting rights of 2.4 votes per preferred share, was convertible into 2.4 shares of common stock and carried an annual dividend of $5.65 per share. In addition, the terms of the preferred shares included a provision allowing the Company the option of calling the preferred shares based upon the occurrence of certain capital events that realize a profit in excess of $5,000,000. In January 2002, the Company declared and issued dividends for the 1998, 1999, 2000 and 2001 years with respect to Bryanston's shares of Series C Preferred stock amounting to a total of 161,128 shares of common stock. In addition, in February 2002, Bryanston converted its shares of Series C Preferred Stock into common shares and received 324,389 shares of common stock. Additionally, in January
2002, in extinguishment of the remaining balance of $1,448,773 of principal and interest on the aforementioned $3,000,000 promissory note on the Company's idle gaming vessel and an additional $455,151 liability pertaining to a transferred a portion of its of an interest in CDL, Bryanston received 237,991 shares of common stock.

Casino Ventures

          On July 8, 1999, the Company contributed its inactive vessel, the Jubilation Casino, to Casino Ventures. Matthew Walker, a former director of the Company from December 4, 1995 to March 21, 2002, is a partner in Casino Ventures and serves as its General Manager. At the time of the contribution, the vessel (including its gaming equipment, furniture and other items) had a net book value of approximately $4,149,000. In exchange, the Company received
$150,000 in cash, a promissory note in the principal amount of $1,350,000 and a membership interest in Casino Ventures. The promissory note accrues interest at an initial rate of 8.75% per annum, payable quarterly, with the principal balance due July 8, 2002. The initial interest rate of 8.75% is adjusted daily to prime plus one percent with a minimum rate of
8.75%.   There have been no such quarterly payments made to date,
which has resulted in the default rate of interest of 12.75% being charged effective September 1, 1999. The Company's current 93% membership interest in Casino Ventures is subject to dilution or other reduction in certain circumstances. Mr. Walker advanced funds to Casino Ventures in 2000 and 2001, which were used for site and vessel improvements. As of December 31, 2001, the loan payable to Mr. Walker amounted to $1,480,000. The loan accrues interest at 8% and is payable in April 2003. In addition, $100,000 and $12,000 of the Casino Venture start-up costs in 2000 and 1999, respectively, were made to entities in which Mr. Walker has an ownership interest. The consolidated financial statements of the Company will include the accounts of Casino Ventures until such time as the Company's membership interest decreases therein to less that 50%. All intercompany items, including the promissory note, are eliminated in consolidation. During the year ended December 31, 2001, the Company capitalized $691,000 of costs related to the relocation and refurbishing of the vessel and improvements to its site in Tunica, Mississippi. An additional $219,000 of start-up costs were incurred during 2001. During 1999, the vessel was used as collateral to obtain funding of $650,000 towards the aforementioned costs of Casino Ventures. The $650,000 mortgage is currently in default.

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

          On December 17, 1997, the Company declared a 1996 dividend payable to BP in approximately 4,700 shares of common stock, which were issued in April 1998. On May 12, 1998, the Company declared a 1997 dividend payable to BP in approximately 8,600 shares of common stock, which were issued on January 5, 1999. In addition, during 2001, the Company declared and issued to BP approximately 2,400 and 11,100 additional shares of common stock in lieu of the cash dividend payable with respect to BP's shares of Series B Preferred Stock for the 1999 and 1998 calendar years, respectively. In April 2001, the Company declared and issued dividends for the 2000 year with respect to BP's shares of Series B Preferred Stock amounting to 17,061 shares of common stock. In February 2002, the Company declared and issued dividends for the 2001 year with respect to BP's shares of Series B Preferred Stock amounting to 12, 995 shares of common stock.

Other

          A director of the Company is a partner in a law firm that provides legal services to the Company. Fees to such firm in the years ended December 31,2001, 2000 and 1999, have been recorded at approximately $193,0000, $200,000 and $204,000, respectively, related to general corporate matter.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE
AND REPORTS ON FORM 8-K FINANCIAL STATEMENTS

          The following documents are filed or part of this report:

1.   FINANCIAL REPORTS

ALPHA HOSPITALITY CORPORATION

    Independent Auditors' Reports. . . . . . . . . . .     F-1, F-2

    Consolidated Balance Sheets  . . . . . . . . . . .     F-3

    Consolidated Statements of Operations. . . . . . .     F-4

    Consolidated Statements of Stockholders' Equity. . .   F-5

    Consolidated Statements of Cash Flows. . . . . . .     F-6

    Notes to Consolidated Financial Statements . . . . .   F-8

2.   FINANCIAL STATEMENT SCHEDULE

    Schedule II Valuation  and Qualifying Accounts
    for the Years Ended December 31, 2001, 2000 and 1999   S-1

3.   EXHIBITS

    *2   Deleted
    *3(a)        Certificate of Incorporation
    *3(b)        Form of Certificate of Amendment to Certificate of
                 Incorporation
    *3(c)        By-Laws, as amended
    *4(a)        Form of Common Stock Certificate
    *4(b)        Form of Warrant Certificate
    4(c)         Certificate of Designation
    4(d)         Omitted
    4(e)         Certification of Designation - Series D Preferred
                 Stock
    4(f)         Registration Rights Agreement
    5            Opinion of Parker Duryee Rosoff & Haft, P.C.
    *10(a)       Form of Employment Agreement between the
                 Company and Stanley S. Tollman
    *10(b)       Form of Indemnification Agreement between the
                 Company and  directors and executive officers of
                 the Company
    *10(c)       1993 Stock Option Plan
    *10(d)       Form of Service Agreement between the Company
                 and Bryanston
    *10(e)       Form of Warrant Agreement among the Company,
                 the Transfer Agent and the Underwriters
    *10(f)       Form of Limited Standstill Agreement of the
                 Existing  Stockholders f/b/o the Underwriters
    *10(g)       Form of Underwriters' Warrant
    ***10(h)     Non-Revolving Promissory Note with
                 Bryanston Group, Inc.
    ***10(i)     $20,000,000 Non-Revolving
                 Promissory Note dated January 5,
                 1996
    ***10(j)     Stock Purchase Agreement dated
                 October 20, 1996
    ***10(k)     Stock Acquisition Agreement dated
                 January 25, 1996
    ***10(l)     Form 8-K dated October 31, 1996
    ***10(m)     Deleted
    ****10(n)    Asset Purchase Agreement between
                 Alpha Gulf Coast, Inc. and Alpha
                 Greenville Hotel, Inc. and Greenville
                 Casino Partners, L.P.
    10(o)        Securities Purchase Agreement dated February 8,
                 2001
    *****10(p)   1998 Stock Option Plan
******10(q)      Securities Purchase Agreement, dated February 8,
                 2001, between the Company and Societe Generale
                 with respect to the issuance and sale of shares of the
                 Company's Series D Preferred Stock
******10(r)      Certificate of Designations of the
                 Company's Series D Preferred Stock
******10(s)      Registration Rights Agreement, dated
                 February 8, 2001, between the
                 Company and Societe Generale with
                 respect to the shares of common stock
                 underlying the Company's Series D
                 Preferred Stock
*******10(t)     Securities Purchase Agreement, dated July 31,
                 2001, between the Company and Societe Generale
                 with respect to the issuance and sale of the
                 Company's 4% Convertible Notes due July 31,
                 2003 and warrants
*******10(u)     Registration Rights Agreement, dated July 31,
                 2001, between the Company and Societe Generale
                 with respect to the shares of common stock
                 underlying the Company's 4% Convertible Notes
                 due July 31, 2003 and the warrants
*******10(v)     Form of the Company's 4% Convertible Notes due
                 July 31, 2003
*******10(w)     Form of the Warrants
       10(x)     Amended and Restated Contribution Agreement,
                 dated as of February 8, 2002, by and between Alpha
                 Hospitality Corporation and Watertone Holdings,
                 LP (incorporated by reference - filed as an exhibit
                 to Form 8-K filed by Alpha Hospitality Corporation of February
                 26, 2002)
    10(y)        Employment Agreement - Berman
                 Stock Option Agreement - Berman
                 Employment Agreement - Kaniewski
                 Stock Option Agreement - Kaniewski
                 Tag- Along Agreement, dated as of March 12,
                 2002, by and between Bryanston and Watertone Holdings L.P
    10(z)        Exhibit 3.1 Amendment to Certificate of
                 Incorporation
                 Exhibit 4.1 Specimen Stock Certificate
    10(aa)       Irrevocable Proxy for Meeting of Shareholders of
                 Alpha Hospitality Corporation, dated March 12,
                 2002, given by Bryanston to Watertone Holdings,
                 L.P.
    10(ab)       Amendments to By-Laws
    23(a)        Consent of Rothstein Kass & Co.
    *11          Statement Re: Computation of Per Share Earnings
     21          List of Subsidiaries

(b)  Reports on Form 8-K in the last quarter covered by this report.

          Date filed - November 16, 2001
          Item 5. Other Events

          Date filed - February 12, 2002
          Item 4. Changes in Registrants Certifying Accountants
          Item 7 - Financial Statements and Exhibits

          Date filed - February 26, 2002
          Item 5 - Other Events
          Item 7 - Financial Statements, Proforma Financial

Information and Exhibits

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

******Incorporated by reference, filed with the Company's Current
Report on Form 8-K as filed with the
Commission on February 15, 2001.

*******Incorporated by reference, filed with the Company's
Registration Statement on Form S-3 as filed with the Commission on October 12, 2001.

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

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed onits behalf by the undersigned, thereunto duly authorized.



                                  ALPHA HOSPITALITY CORPORATION

                                  By: /s/ Robert A. Berman
                                             Robert A. Berman
                                  Title:   Chairman of the Board
                                              and Chief Executive Officer

                                  Date:      April 1, 2002


                                  By:  /s/ Robert Steenhuisen
                                              Robert Steenhuisen
                                  Title:   Chief Accounting Officer

                                  Date:      April 1, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                    Title                    Date

    /s/ Robert A. Berman    Chairman of the Board and     April 1, 2002
        Robert A. Berman    Chief Executive Officer

    /s/ Thomas W. Aro       Vice President, Secretary     April 1, 2002
        Thomas W. Aro       and Director


    /s/ Scott Kaniewski     Executive Vice President of   April 1, 2002
        Scott Kaniewski     Development and Finance
                            and Director

    /s/ Brett G. Tollman    Vice President and Director   April 1, 2002
        Brett G. Tollman

    /s/ Herbert F.  Kozlov  Director                      April 1, 2002
        Herbert F.  Kozlov

    /s/ Paul de Bary        Director                      April 1, 2002
        Paul de Bary

    /s/ William Hopson      Director                      April 1, 2002
        William Hopson

FRIEDMAN ALPREN & GREEN LLP
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

1700 BROADWAY
NEW YORK, NY 10019
212-582-1600
FAX 212-265-4761

     INDEPENDENT AUDITORS' REPORT




TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF ALPHA HOSPITALITY CORPORATION


            We have audited the accompanying consolidated balance sheet of ALPHA HOSPITALITY CORPORATION
AND SUBSIDIARIES as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

            We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES as of December 31,
2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

            Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed on Page S-1 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic consolidated financial statements taken as a whole.


/s/ Friedman Alpren & Green LLP
New York, New York

March 20, 2002

     INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
ALPHA HOSPITALITY CORPORATION
New York, New York

We have audited the accompanying consolidated balance sheet of Alpha Hospitality Corporation and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha Hospitality Corporation and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
February 23, 2001

       ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                 December 31, 2001 and 2000
          (In thousands, except for per share data)


                                             2001           2000
                                 ASSETS
CURRENT ASSETS:
     Cash                                      20       $  1,263
     Other current assets                      56            696
       Total current assets                    76          1,959

PROPERTY AND EQUIPMENT, net                    11          2,311

INVESTMENT AND ADVANCES IN CATSKILL
    DEVELOPMENT, LLC                        2,947          2,503

ASSETS OF CASINO VENTURES, including
    idle property and
    equipment of $7,063 and $6,373          7,176          6,448

DEPOSITS AND OTHER ASSETS                     178            312
                                        $  10,388      $  13,533

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
 Accounts payable and accrued expenses    $ 1,770        $ 1,329
 Accrued payroll and related liabilities      229            178
 Current liabilities of Casino Ventures     1,453          1,597
       Total current liabilities            3,452          3,104

LONG-TERM RELATED PARTY DEBT,
     including accrued interest             3,640          4,003

LONG-TERM RELATED PARTY LIABILITIES
    OF CASINO VENTURES                      1,480            804

OTHER LIABILITIES                             267            960

LIABILITIES TO BE SETTLED WITH COMMON
    STOCK                                   3,683

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                             808          1,086

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, $.01 par value,7,500
    shares authorized, 2,629 and
    2,075 issued and outstanding in
    2001 and 2000, respectively               26              20
  Preferred stock, 5,000
    shares authorized $.01 par value;
       Series B, 821 issued
        and outstanding                        8               8
       Series C, 135 issued
        and outstanding                        1               1
       Series D, 1 and 2
        issued and
        outstanding in
        2001 and 2000, respectively            0              0
   Capital in excess of par value         92,196         86,146
   Accumulated deficit                   (95,173)       (82,599)
     Total stockholders' equity
       (deficiency)                       (2,942)         3,576
                                       $  10,388      $  13,533


  See accompanying notes to consolidated financial statements

       ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
        Years Ended December 31, 2001, 2000 and 1999
          (In thousands, except for per share data)


                                       2001          2000           1999
REVENUES:
     Casino                         $ 2,898         $   324      $      --
     Food and beverage,
      retail and other                  217             548            185
       Total revenues                 3,115             872            185

COSTS AND EXPENSES:
     Casino                           1,737             215             --
     Food and beverage,
      retail and other                  70               26             --
     Stock  compensation to
      employees                      2,594           (3,251)         3,251
     Selling, general and
      administrative                 6,128            2,424          1,649
     Interest                          443              251            168
     Depreciation and amortization     759              113             38
     Pre-opening and development
      costs                             92            1,400            842
     Loss on abandonment of assets   1,846              341             --
          Total costs and expenses  13,669            1,519          5,948

NET LOSS BEFORE MINORITY INTEREST  (10,554)            (647)        (5,763)

MINORITY INTEREST                    1,077              235             --

NET LOSS                            (9,477)            (412)        (5,763)

DIVIDENDS ON PREFERRED STOCK        (5,789)          (6,194)            --

LOSS APPLICABLE TO COMMON SHARES  $(15,266)         $(6,606)       $(5,763)

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING,
     basic and diluted               2,355            1,868          1,677


LOSS PER COMMON SHARE,
     basic and diluted          $    (6.48)        $  (3.54)     $   (3.44)



  See accompanying notes to consolidated financial statements

                    ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2001, 2000 and 1999
                      (In thousands, except for per share data)


                                                                                               Common
                      Preferred Stoc    Preferred Stock    Preferred Stock                     Capital in  Stock
                          Series B        Series C           Series D          Common Stock    Excess of   To be   Accumulated
                      Shares    Amount  Shares    Amount  Shares    Amount  Shares     Amount  Par Value   Issued  Deficit

Balances,
  January 1, 1999. .   821        8         135        1                     1,518      15      72,508      2,861   (70,230)
Common stock issued
   in settlement
   of preferred
   stock dividend
   payable .                                                                   160       2       2,859     (2,861)
Common stock issued
   from exercise
   of warrants  . .                                                              2                  60
Common stock to be
   issued in
   settlement of
   certain
   liabilities. .                                                                                              50
Stock compensation
   to employees. .                                                                               3,251
Net loss . . . . .                                                                                                   (5,763)
Balances, December
   31, 1999. . .     821        8         135         1                      1,680      17      78,678         50   (75,993)
Preferred stock issued
   in private
   placement    . . . .                                      4       0                           3,867
Preferred stock
   converted to common
   stock . . . . . . . .                                    (2)                139       1          (1)
Common stock issued
   from exercise of
   options. . . . . . . .                                                       14                 148
Preferred stock dividend
   payable in
   common stock  . . . .                                                       239       2       6,192               (6,194)
Common stock issued in
   settlement of certain
   liabilities  . . . .                                                          3                  50        (50)
Warrant issued   . . . .                                                                           213
Stock compensation
   to employees. . . . .                                                                        (3,251)
Compensation expense,
   services contributed.                                                                           250
Net loss      . . . . .                                                                                                (412)
Balances, December 31,
   2000. . . . . . .  821        8         135         1      2       0      2,075      20      86,146          0   (82,599)
Preferred stock
  dividend payable
  in common stock . .                                                          317       3       3,094               (3,097)
Stock compensation to
  employees. . . . .                                                                             2,594
Common stock issued from
   exercise of
   stock options . . .                                                          29       1          10
Preferred stock
   converted to
   common stock. . . .                                      (1)                191       2          (2)
Long term debt
   converted to
   common stock  . . .                                                          17                 104
Compensation
   expense services
   contributed . . . .                                                                             250
Net loss . . . . . . .                                                                                               (9,477)
Balances, December
   31, 2001. . . . . .821      $ 8         135      $  1    1     $ 0        2,629    $  26    $92,196    $     0 $ (95,173)


                  See accompanying notes to consolidated financial statements

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
            Years Ended December 31, 2001, 2000 and 1999
              (In thousands, except for per share data)


                                    2001        2000        1999
CASH FLOWS FROM
  OPERATING ACTIVITIES:
     Net loss                     $ (9,477)     $   (412)  $  (5,763)
     Adjustments to
      reconcile net loss
      to net cash used in
      operating activities:
       Minority interest            (1,077)         (235)         --
       Depreciation and
        amortization                   759           113          38
       Stock compensation to
        employees                     2,594       (3,251)      3,251
       Interest amortized
         on loan discount                81           29          --
       Compensation payable
         in common stock                250          250          --
       Loss on abandonment
         of assets                    1,846          341          --
       Changes in operating
         assets and
         liabilities:
         (Increase) decrease
           in other
           current assets               597         (574)         81
         Increase in accounts
           payable and
           accrued expenses             663          (86)        360
         Increase in accrued
           payroll and related
           liabilities                  50           126          75
        Decrease in other
           liabilities                (238)          --           --

NET CASH USED IN OPERATING
     ACTIVITIES                     (3,952)       (3,699)     (1,958)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments and advances
       in Catskill Development,
       L.L.C.                         (444)        (681)           0
     Purchases of property
       and equipment                  (879)      (3,087)        (385)
     (Payments) receipts for
       deposits and other assets        23          (90)         (39)

NET CASH USED IN INVESTING
   ACTIVITIES                       (1,300)       (3,858)       (424)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital contributed by
      holders of minority interest     800         1,321           --
     Proceeds from sale of
       preferred stock, net             --         3,867           --
     Proceeds from related
       party long-term debt          3,195            --           --
     Proceeds from exercised
       warrants and stock options       10           148           60
     Proceeds from other long-term
       debt and warrants, net of
       loan costs                        4         2,020          650
     Payments on long-term debt         --           --          (701)

NET CASH PROVIDED IN  FINANCING
  ACTIVITIES                         4,009         7,356            9

NET DECREASE IN CASH                (1,243)         (201)      (2,373)

CASH, beginning of year.             1,263         1,464        3,837

CASH, end of year                $      20     $   1,263     $  1,464




     See accompanying notes to consolidated financial statements

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS -- (Continued)
            Years Ended December 31, 2001, 2000 and 1999
              (In thousands, except for per share data)


                                               2001      2000      1999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION, cash paid for interest
       during the year. . . . . . . . .    $       21  $    110  $    158

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

     Increase in other liabilities
        related to an investment
        in real property which the Company
        received from an affiliate . . . .             $    456

     Issuance of stock warrants with debt.             $    213

     Common stock issued in
        conversion of long-term debt . .  $      104

     Increase in other current assets
        related to receivable from sale
        of equipment. . . . . .                        $     35

     Common stock issued in settlement
        of preferred stock dividends . .  $    3,097   $  6,194   $   2,861




      See accompanying notes to consolidated financial statements

  ALPHA HOSPITALITY CORPORATION AND
             SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

Note 1. Nature of Business

    Alpha Hospitality Corporation (the "Company") incorporated in Delaware on March 19, 1993, is engaged in the development and operation of gaming operations in New York, Mississippi and Florida. In November 2001, the Company ceased operating its gaming day cruise vessel operating in Florida. The Company is pursuing additional gaming-related and other opportunities. Its major effort is investing in the development and management of a potential casino in Monticello, New York

Note 2. Liquidity

    The Company has sustained net losses over the past few years and, at December 31, 2001, had a net working capital deficit, of $3,376. In addition, Casino Ventures, a subsidiary of the Company, is in default of a mortgage on its gaming boat. The Company also had ceased operations of it gaming boat in Florida and has no other operations. Its main activity, the development of it interest in a proposed casino in Monticello, New York, is discussed in Note 5.

    Management is vigorously pursuing the litigation relative to the development of a casino in Monticello, New York and is raising funds by selling its inactive properties (see Note 4). In March 2002, the Company sold its 19% interest in Greenville Casino Partners, LP ("GCP") and related management contract for a gain of approximately $3,000. The Company has received $500 in cash and anticipates receiving the remaining $2,500 in April 2002.

    The Company anticipates issuing equity securities to meet working capital requirements and acquire businesses that will enhance the Company's operations and also take advantage of its net operating loss carryforwards.

Note 3. Summary of Significant Accounting Policies

    Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    Cash. The Company maintains its cash in several banks which, at times, may exceed federally insured limits. The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

                                             Estimated
                                             Useful
                      Assets                 Lives

       Boat and improvements                  20 years
       Leasehold and improvements             10-20 years
       Gaming equipment                       5-7 years
       Furniture, fixtures and equipment      5-7 years

    Property and equipment held for disposal is not depreciated or amortized.

    Investments. The Company's 19% limited partnership interest in Greenville Casino Partners ("GCP") is being accounted for under the equity method of accounting. Because of GCP's significant operating losses, the Company wrote the investment down to zero and did not recognize its proportionate share of GCP's undistributed earnings or losses (see Note 4). The Company's investment in Catskill Development, LLC ("CDL") is limited to access to net earnings and, if applicable, liquidation. Because it does not have significant influence in operating CDL, the Company accounts for its investment in CDL using the cost method.

  ALPHA HOSPITALITY CORPORATION AND
             SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
            - (Continued)
(In thousands, except for per share data)

Note 3. Summary of Significant Accounting Policies
(CONTINUED)

    Pre-opening and Development Costs. The Company incurs costs in connection with start-up casino operations and joint ventures. The Company's policy is to expense pre-opening and development costs as incurred.

    Earnings (Loss) Per Common Share. The Company complies with Statement of Financial Accounting Standards ("SFAS") No.
128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options and warrants is antidilutive, they have been excluded from the Company's computation of loss per common share. Therefore, basic and diluted loss per common share for the years ended December 31, 2001, 2000 and 1999 were the same.

    Income Taxes. The Company applies the asset and liability approach to financial accounting and reporting for income taxes.
Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

    Promotional Allowances. Promotional allowances primarily consists of food and beverage furnished gratuitously to customers. Revenues do not include the retail amount of food and beverage of $73 and $44 for the years ended December 31, 2001 and 2000, respectively, provided gratuitously to customers. The cost of these items of $70 and $39 for the years ended December 31, 2001 and 2000, respectively, are included in casino expenses.

    Fair Value of Financial Instruments. The Company's financial instruments primarily consist of debt owed to related parties, a mortgage owed to a third party, and the investment in CDL. The mortgage is currently in default. The fair value of the related party debt and mortgage is not reasonably determinable because no market exists for these instruments and it was impracticable to estimate fair values. The fair value of the investment in CDL is not reasonably determinable because no market exists for that instrument and it was impracticable to estimate its fair value.

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

    Certain estimates used by management are particularly susceptible to significant changes, such as the recoverability of the idle property and equipment of Casino Ventures and the investment and advances in CDL. Management expects to recover the full amount of both investments (see Note 5 and 6).

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

 ALPHA HOSPITALITY CORPORATION AND
             SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
            - (Continued)
(In thousands, except for per share data)

Note 3. Summary of Significant Accounting Policies
(CONTINUED)

    Recent Accounting Pronouncements.  In July 2001, the
Financial Accounting Standards Board ("FASB") issued SFAS No.
141 "Business Combinations" and SFAS No. 142 "Goodwill and
Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill will be evaluated against the new criteria and may result in certain amounts initially recorded as goodwill being separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under such approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to operations only in periods in which the recorded value of goodwill and intangibles exceeds it fair value. The statements are
fully effective January 1, 2002.   The provisions of the statements are
not expected to have a significant effect on the Company's financial position or operating results.

    The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and portions of Accounting Principles Board Opinion
30, "Reporting the Results of Operations". This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company has not yet determined the effect of this statement on its financial position or operating results.

    Reclassifications. Certain prior year amounts have been reclassified to conform to the 2001 presentation.

Note 4.  Investment in Greenville Casino Partners

    On March 2, 1998, the Company sold substantially all of the assets of Alpha Gulf and Greenville Hotel, the Bayou Jubilee casino, the Greenville Hotel and other related assets to Greenville Casino Partners, L.P. ("GCP") and retained a 25% interest (subsequently reduced to approximately 19% for capital call adjustments) and entered into a management contract with GCP. Subsequent to the sale, management was advised that GCP incurred significant operating losses resulting in a substantial working capital deficiency and a partners' deficiency through December 31, 1998. Accordingly, in accordance with its policy on impairment of long-lived assets, the Company adjusted the carrying value of it 19% limited partnership interest in GCP to zero in 1998.The Company was not responsible for any of GCP's liabilities and, accordingly, did not record its share of any of GCP's losses. In March 2002, the Company agreed to sell its 19% interest in GCP to JMBS Casino LLC for approximately $2,500 and its management contract to Greenville C.P. Inc. for approximately $500. The Company will recognize its gain on the sale in the first quarter of 2002.

Note 5. Investment in Catskill Development, LLC

            In October of 1995, Catskill Development, LLC
("CDL") was formed to actively and diligently pursue the development of the casino gambling idea (the "Casino Project").
The group's business plan envisioned three distinct lines of business with the members participating in those lines somewhat in proportion to the expertise that each group brought to the venture. The defined lines of business included: a) casino activities; b) real estate related activities; and c) the operation of the Monticello Raceway (the "Raceway"). CDL's plan was to seek approval under federal statutes governing Native American gaming for an off-reservation casino to be located in Monticello, New York. This was a unique plan because the land involved was not on a reservation itself, but off-reservation, far removed from the Mohawk Tribe's existing reservation lands in upstate New York and Canada.

  ALPHA HOSPITALITY CORPORATION AND
             SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
            - (Continued)
(In thousands, except for per share data)

Note 5. Investment in Catskill Development, LLC
(CONTINUED)

            On June 3, 1996, CDL acquired the Raceway for $10,000. Of the real property purchased, 29.31 acres adjacent to the Raceway were set aside for casino purposes to be deeded in trust to the United States Government for the use and benefit of a Native American tribe. CDL's negotiations with the Mohawk Tribe were successful, and on July 31, 1996, the first of numerous contracts between CDL (and its affiliates) and the Mohawk Tribe was entered into.

            Mohawk Management LLC ("MML") was
created by CDL to provide technical and financial expertise to assist the Mohawks in obtaining financing and to manage, operate and maintain the proposed casino. Monticello Raceway Development, LLC ("MRD") was created by CDL to develop the casino property by providing technical expertise for the planning, design, engineering, construction and operational start-up of the proposed casino and the real property surrounding the proposed casino site. MRD also contracted to assist the Mohawks in obtaining a loan to finance constructing, equipping and operating the proposed casino. CDL, in conjunction with its affiliates, assumed responsibility for, and undertook, seeking and obtaining all local, state and federal approvals required for construction and operation the Casino Project.

            On April 22, 2000, the Company and  CDL
became aware of a purported letter agreement between the Mohawk
Tribe and Park Place Entertainment ("PPE"), which agreement purportedly gave PPE the exclusive rights to develop and manage any casino development the Mohawk Tribe may have in the State of New York. The validity of such purported agreement was not, and is not, clear. On November 13, 2000, MML and CDL (collectively, the "Plaintiffs") joined in a suit (the "PPE Litigation") filed in United States District Court, Southern District of New York (the "Court") against PPE, alleging entitlement to substantial damages as a consequence of, among other things, PPE's wrongful interference with several agreements between CDL and the Mohawk Tribe pertaining to the proposed Casino Project.

            Mohawk's and CDL's Federal Application.  On
August 2, 1996, the Mohawks and CDL submitted an application to the United States Department of the Interior, Bureau of Indian Affairs ("BIA"), to place the 29.31-acre tract of land for the proposed casino in trust status, to be held by the United States Government as trustee, as provided under Indian Gaming Regulatory Act ("IGRA"). For approval, the Secretary of the Interior of the United States had to determine that the proposed Casino Project was in the best interest of the Mohawks and was not detrimental to the surrounding community. Pursuant to IGRA, the Governor of New York had to concur with these determinations in order for the land to be taken into trust by the United States Government. While the application to the Department of Interior took approximately one year to prepare, its review and processing required an additional three and one-half years. As part of the process and subsequent to the initial filing many of the agreements were amended, restated and/or reaffirmed on several occasions. Part of that approval process required the complex and lengthy environmental analysis required under the State of New
York's environmental review act ("SEQRA"), which was successfully completed in March of 1998. The SEQRA finding became an integral component of the Federal application.

On December 9, 1998, the Acting Area Director of the
Eastern Area Office of the BIA (the "EAO") transmitted findings and conclusions with respect to CDL's application for the Mohawks to the Indian Gaming Management Staff (the "IGMS"), a department of the BIA. The memorandum concluded that the proposed Casino
Project was in the best interest of the Mohawks and was not detrimental to the surrounding community and that the application satisfied all statutory requirements. By memorandum dated February 10, 1999, the Deputy Commissioner of Indian Affairs advised the
EAO that she did not concur in the Director's recommendation. The application and supporting documentation were returned to the EAO to address issues enumerated by the Deputy Commissioner. In
February 1999, officials of the EAO, the IGMS and the National
Indian Gaming Commission ("NIGC") made a site visit to Monticello to meet with representatives of the State of New York, the Mohawks and CDL to discuss specific concerns addressed in the Deputy Commissioner's memorandum. On August 31, 1999, the NIGC completed its preliminary review of the revised business plan for the proposed Casino Project.

            On October 29, 1999, the Director of the EAO again transmitted the application back to the IGMS with Findings of Fact and a renewed recommendation that the Secretary of the Interior find that the proposed Casino Project was in the best interest of the Mohawks and not detrimental to the surrounding community. By letter dated April 6, 2000, addressed

  ALPHA HOSPITALITY CORPORATION AND
             SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
            - (Continued)
(In thousands, except for per share data)

Note 5. Investment in Catskill Development, LLC
(CONTINUED)

to Governor George Pataki, Kevin Gover, Assistant Secretary of the Department of the Interior, advised and notified the Governor of New York that the Casino Project had been approved and specifically requested that the Governor concur.

    The Company's History Within CDL. The Company, through its wholly-owned subsidiary, AMI was party to a General
Memorandum of Understanding (the "Memorandum") with CDL
(and, collectively with AMI, the "Parties") dated December 1, 1995, which among other things, provided for the establishment of MML, a New York limited liability company, for the purpose of entering into an agreement to manage a proposed casino on land to be owned by the Mohawk Tribe. The Memorandum also set forth the general terms for the funding and management obligations of CDL and AMI with regard to MML. In January 1996, MML was formed with each of CDL and AMI owning a 50% membership interest in MML. On
July 31, 1996, MML entered into a Gaming Facility Management Agreement (the "Management Contract") with the Mohawk Tribe for the management of a proposed casino to be built on the current site of the Raceway in Monticello, New York (the "Monticello Casino"). Among other things, the Management Contract provided
MML with the exclusive right to manage the Monticello Casino for seven (7) years from its opening and to receive certain fees for the provision of management and related services.

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

     In July 2000, the Parties completed a final settlement agreement pursuant to which AMI (or another affiliate) became entitled to receive 40% of any basic management fee income and 75% of any service fee income (which is limited to 10% of casino revenues) (the "ASR fee"), accruing from the operation of any Native American casino facility development at the Raceway. The net result of such settlement entitled the Company (through its affiliates) to receive approximately 47% of all casino management fee and service income derived from the underlying casino management and development contracts. The original Management Contract contemplated an arrangement specific to the Mohawk Tribe, while the settlement agreement covers all prospective federally recognized Native American Nations. Accordingly, as part of the settlement, Alpha Casino Management, Inc. ("ACM"), a subsidiary of Alpha, and Monticello Casino Management, L.L.C. ("MCM") were formed to facilitate such potential non-Mohawk Tribe arrangements.

    As part of and in conjunction with such settlement, AMI
acquired from Bryanston Group, Inc. ("Bryanston") 5 percentage points of Bryanston's ownership interest in the real estate component of CDL's business for $455 plus additional consideration if the asset
is liquidated.   In June 2001, the Company agreed to satisfy this
obligation through the issuance of shares of its common stock, valued at $8.00 per share (the then current market price.) Additionally, Bryanston agreed to transfer its 25% interest in the Raceway's parimutuel operations to AMI. Under the previous agreement, AMI did not participate in this source of revenue. As of December 31, 2001 and December 31, 2000, the Company capitalized $2,492 and $2,047, respectively towards the design, architecture and other costs of the development plans for the proposed Monticello Casino.

    In connection with the final settlement agreement, certain
CDL members (i.e., Americas Tower Partners and Monticello Realty,
LLC) were granted the right to receive $5,000 as a "Senior Obligation". Under the terms of the settlement agreement, no other payments are permitted to be made to the members in CDL until the Senior Obligations (which, as of December 31, 2001, amounted to approximately $6,000, inclusive of accrued interest) are paid in full. Additionally, no income with respect to the interests in CDL is to be distributed to members until certain "Priority Returns" (consisting of the capital contributions made by the members, together with interest thereon at 10% per annum, compounded annually) have been paid.
As of December 31, 2001, the aggregate amount needed to satisfy the payment of Priority Returns was approximately $34,200. In light of the foregoing, the Company is not expected to receive any distributions from CDL until CDL has achieved net revenues sufficient to discharge the Senior Obligations, nor does it anticipate receiving any distributions of income with respect to its interests in

  ALPHA HOSPITALITY CORPORATION AND
             SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
            - (Continued)
(In thousands, except for per share data)

Note 5. Investment in Catskill Development, LLC
(CONTINUED)

CDL (other than with respect to its capital contributions and interest thereon) until CDL has achieved additional net revenues sufficient also to discharge the payment of the Priority Returns.

    In October 2001, the New York State Legislature passed a bill that expanded the nature and scope of gaming in the state ("VLT Legislation"). That bill was signed by the Governor on October 31, 2001. The provision of the VLT Legislation relevant to the Company and its development partner, CDL, include: a) authority given to the Governor to negotiate casino licenses for up to three Native
American casinos in the Catskills; and b) the authority for several of New York's racetracks, including the Raceway, to operate video lottery terminal ("VLTs") in their facilities. The VLT operation will be conducted by the New York State Lottery (the "Lottery") with the racetracks functioning largely as agents for the Lottery. Details of how the VLTs will be operated and how revenues will be shared have yet to be worked out with the Lottery. The Company and its partner, CDL, are aggressively exploring how this recently enacted VLT Legislation may impact upon its future activities at the Raceway.

    On February 12, 2002, the Company entered into an agreement with Watertone Holdings, L.P. ("Watertone") providing for the acquisition of 47.5% of Watertone's economic interests in the casino and racetrack business components of the business of CDL.
This agreement replaced and superseded an agreement previously entered into with Watertone in August 2001 pursuant to which the Company had agreed to acquire all of Watertone's economic interest in the casino and racetrack business components of CDL's business. The transaction contemplated by this agreement closed on March 12, 2002. In consideration for such economic interests, the Company issued 576 shares of its common stock for the benefit of Watertone. Additionally, as part of the proposed transactions, the Company entered into employment agreements with two principals of Watertone, Messrs. Robert Berman and Scott Kaniewski, providing for annual aggregate salaries of $500 (which is subject to deferral under certain circumstances) and options to purchase, at an exercise price of $17.49 per share, up to an aggregate of 180 shares of the Company's common stock (which number of shares will be subject to increase to an aggregate of up to 591 upon shareholder approval).

    Upon closing those transactions, before consideration of the ASR fee, the Company's interest in any net revenues derived from CDL's business component related to the casino and wagering operations increased effectively from 40% to approximately 49% and its interest in net revenues derived from the Raceway's parimutuel operation increased effectively from 25% to approximately 37%.

       During 2001, 2000 and 1999, AMI incurred $470, $962 and $209, respectively, of costs related to the proposed development of the Casino Project, of which $444, $681, and $0, respectively, has been capitalized, and the remaining $25, $281 and $209, respectively, of which has been expensed are substantially as a corporate overhead allocation.

Note 6. Investment in Casino Ventures, L.L.C.

       On July 8, 1999, the Company contributed its inactive vessel, Jubilation, to Casino Ventures. At the time of the contribution, the vessel (including gaming equipment, furniture and other items) had a net book value of $4,149. In exchange, the Company received $150 in cash, a promissory note of $1,350 and a membership interest in Casino Ventures. The promissory note accrues interest at prime plus one percent with a minimum rate of 8.75%, payable quarterly, with the principal balance due July 8, 2002. Under certain circumstances, the Company's current 93% membership interest in Casino Ventures may be subject to reduction and dilution. The consolidated financial statements of the Company includes the accounts of Casino Ventures until such time as the Company's membership interest decreases to less than 50%. A former director of the Company is a member in Casino Ventures and serves as its General Manager. That former director advanced funds to Casino Ventures in 2000 and 2001 that were used for site and vessel improvements. As of December 31, 2001, the loan payable to the former director amounted to $1,480. The loan accrues interest at 8% and matures April 2003. In addition, $100 and $12 of the Casino Ventures start up costs in 2000 and 1999, respectively, were paid to entities in which the former director has an ownership interest. During the years ended December 31, 2001, 2000 and 1999, the
Company capitalized $691, $1,859 and $364 of costs, respectively, related to the refurbishment of the vessel and improvement to its site in Tunica, Mississippi and incurred $219, $268 and $100 of start-up costs, respectively. Additionally, during the year ended December
31, 1999, the vessel was used as collateral to obtain funding of $650 towards the aforementioned costs of Casino Ventures (see Note 8).
 The $650 mortgage is currently in default. Total interest expense on Casino Venture debt for 2001, 2000 and 1999 amounted to $184, $79 and $22, respectively. Pursuant to an

   ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
            - (Continued)
(In thousands, except for per share data)

Note 6. Investment in Casino Ventures, L.L.C. (CONTINUED)

amendment agreement effective April 18, 2001, the total maximum borrowings allowed to be collateralized by the vessel is $1,000.

       At December 31, 2001 and 2000, assets and liabilities of Casino Ventures consisted of the following:


                                2001      2000
Assets:
       Property and equipment   $ 7,063  $  6,383
       Deposits                      54        54
 Other                               59        11
                                  7,176     6,448
Current liabilities:
 Long-term liability,
   current maturities               683       679
 Accounts payable and
   accrued expenses                 770       918
                                  1,453     1,597
Long-term liabilities,
     Long-term debt            $  1,480  $    804


Note 7. Property and Equipment

 At December 31, 2001 and 2000, property and equipment in use is comprised of the following:


                                            2001           2000

          Boat and improvements       $        --        $ 1,852
          Leasehold improvements               --             88
          Gaming equipment                     --            280
          Furniture, fixtures and
            equipment                         159            489
                                              159          2,709
          Less accumulated depreciation
              and  amortization               148            398
                                      $        11        $ 2,311


 Since the inception of its operations, the Ella Star
Casino had not achieved the revenues originally anticipated by management. Following the events of September 11, 2001, the Ella Star Casino experienced a further decrease in passenger levels as a result of a general decline in tourism. As a result, the Ella Star Casino incurred a net loss of $3,800 during the period January 1, 2001 to November 14, 2001. In November 2001, the Company suspended and subsequently terminated its Ella Star Casino operations. The Company abandoned its leasehold on the Ella Star and returned the ship to the lessor, incurring an abandonment loss of $1,815.

 On July 8, 1999, the Company contributed idle equipment to Casino Ventures (see Note 6). These assets are being held for disposal and are not being depreciated. At December 31, 2001 and 2000, property and equipment held for disposal is as follows:


                                           2001        2000
          Boat and improvements          $ 7,872    $ 7,182
          Gaming equipment                 1,944      1,944
          Furniture, fixtures and
            equipment                      1,471      1,481
                                          11,287     10,607
          Less accumulated depreciation
              and  amortization           (4,224)    (4,224)
                                        $  7,063  $   6,383


           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              (In thousands, except for per share data)

 Note 8. Long-Term Debt and Other Non-Current Liabilities

Long-term debt at December 31, 2001 and 2000 was comprised of the following:


                                          Interest
                                          Rate         2001         2000
Related Party Debt
     Loan payable (a). . . . . . .           4%     $   1,046     $    1,066

     Loan payable to a director of
          the Company,
          due in April 2003. . . . . .       8%         1,480            804

     Note payable to Bryanston Group, '
          Inc. ("Bryanston"),
          a major stockholder, with
          interest payable monthly
          and principal payments,
          commencing January 1, 2001,
          not to exceed $1,000 per annum,
          with any unpaid balance due at
          maturity in April 2005 (b). . .    8%         1,407          1,407

     Loan payable to Bryanston, due on
          demand after January 1, 2003,
          including accrued interest . . . . 8%         2,594             --

     Accrued compensation (c). . . .                    1,529          1,530

     Other payables and accrued expenses .                747             --
       Total related party debt. . . . . . .            8,803          4,807

    Mortgage note collateralized by
       the Company's inactive vessel
       (see Note 6) with interest payable
       monthly and principal due in
       January 2001 . . . . .               8%            650            650

    Promissory note payable, due on
       demand . . . . . .                   6%             33             29
                                                        9,486          5,868
     Less amounts included in
       liabilities of Casino
       Ventures (see Note 6). . . .                     2,363          1,483
                                                      $ 7,123      $   4,003


     (a) On July 31, 2000, the Company received a
$1,250 loan from the holder of the Company's preferred stock, Series D (see
Note 11). Simultaneously with the closing of that loan, the lender also received 125 warrants exercisable at a price of $2.40 per share, which expire in July 2003. The loan accrues interest at a rate of 4% per annum, and Bryanston has agreed, subject to certain terms and conditions, to subordinate its entitlement to receive cash dividends in lieu of payment on the preferred stock, Series B and C, owned by it and on the Company indebtedness owed to it to the prior payment of such loan, as well as payments due with respect to the preferred stock, Series D.

     Relative to the $1,250 principal amount of the loan and warrants issued, the Company has allocated approximately $213 as the estimated value of the warrants issued with the loan. This amount is being amortized as additional interest expense and an increase to notes payable over the life of the loan using the effective interest method until such loan is repaid or the warrants are converted into common stock. In 2001, $100 of the principal amount was converted into 17 shares of the Company's common stock. At December 31, 2001, approximately $109 has been amortized and the remaining balance of approximately $104 at December 31, 2001 is reflected as a reduction of the loan payable.

     (b) Bryanston agreed, subject to certain terms and conditions, to subordinate its rights to repayment of principal and to payment of cash dividends to the prior payment of amounts due to the holders of the preferred stock, series D.

     (c) The Company was obligated under an
employment contract with Stanley S. Tollman, its former Chairman and Chief Executive Officer ("CEO"). Under this agreement the Company accrued deferred compensation of $250 per year. The CEO agreed to waive his rights to receive the $250 salary for the 2001 and 2000 years. As of December 31, 2001, the CEO was owed $1,529 of deferred compensation. Further on September 30, 2001, the CEO agreed to be paid only in common stock and rescind any previous conversion agreements.

  ALPHA HOSPITALITY CORPORATION AND
            SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
            - (Continued)
(In thousands, except for per share data)

 Note 8. Long-Term Debt (CONTINUED)

     Aggregate future required principal payments
, exclusive of debt discounts and liabilities to be settled with common stock, of long-term debt are as follows:

     Years Ending December 31:

            2002 . . . . . . $      683
            2003 . . . . . .      5,120
                              $   5,830

     Interest expenses on related party debt totaled
$450 and $251 for the years ended December 31, 2001 and 2000, respectively.

     The Company has classified $3,683 of long-term debt and other liabilities as noncurrent because the creditors have agreed to accept shares of common stock in settlement of the following debt and liabilities:

     Note to Bryanston          $ 1,407
     Accrued compensation         1,529
     Other payables and accrued
       expenses                     747
                               $  3,683

     In January the Company issued 238 shares of common stock to settle the note to Bryanston and other liabilities totaling $1,904.

Note 9. Commitments, Contingencies and Related Party
Transactions

     Lease Commitments. The Company is
obligated under operating leases relative to real property and equipment expiring through 2003. Future aggregate minimum annual rental payments under all of these leases are as follows:

              Years Ending December 31:
              2002 . . . . . .$      342
              2003 . . . . . .        11
                              $      353

              In December  2001, the Company vacated
its office space in New York City. The lease does not expire until 2004. Management is actively seeking a subleasee to offset future
rental expense.   Rent expense under these operating and terminated
leases, including a provision in 2001 for a contingent future rentals on vacated leases of $342, amounted to approximately $1,642, $533 and $375 for the years ended December 31, 2001, 2000 and 1999, respectively.

              On December 19, 2001, the Company
terminated its lease with Miami-Dade County, in connection with its Ella Star Casino. No provision has been recorded for any future amounts related to any contractual agreements entered into by Alpha Florida Entertainment, L.L.C. ("Alpha Florida LLC").

              On February 12, 2002, the Company's
Board of Directors (the "Board") accepted the resignations of Stanley S. Tollman and one of its other directors. Robert A.
Berman was appointed by the Board to fill the vacancy left by Mr. Tollman's retirement and Scott Kaniewski was appointed by the Board to fill theother Board vacancy. The Company entered into employment agreements with Mr. Berman and Mr. Kaniewski providing for annual salaries of $300 and $200, respectively, payment of which is subject to deferral under certain circumstances. Additionally, each of Mr. Berman and Mr. Kaniewski was granted options to purchase up to 95 shares of the Company's common stock, which number of shares is subject to be increased to 296 shares to each of Mr. Berman and Mr. Kaniewski.

   ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
            - (Continued)
(In thousands, except for per share data)

Note 9. Commitments, Contingencies and Related Party
Transactions (CONTINUED)

         To comply with State requirements regarding the Company's 19% partnership interest in Greenville Casino Partners,
L.P., the Company has received a finding of suitability from the Mississippi Gaming Commission. The Company's finding of suitability was renewed in October 2001 for a three year period.

         Litigation. In January 1996, the Company was named as a defendant in an action based on the theory of "liquor liability" for the service of alcohol to a customer. This case was settled in 2002 with funds substantially provided by the Company's insurance carrier.

         The Company was named as a defendant in an action brought by Global Trading Group, Inc. in the U. S. District Court for the Northern District of Mississippi. The plaintiff alleges entitlement to a finder's fee arising out of the sale of the Jubilee Casino and seeks contractual and compensatory damages of $1,563, punitive damages of $10,000 and costs, attorneys' fees and interest. The Company has denied liability in this matter and is vigorously defending this claim. Trial is scheduled for April 2002.

         The Company is a party to various other legal actions that have arisen in the normal course of business. In the opinion of the Company's management, the resolution of these other matters will not have a material and adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

           Other Transactions. On May 12, 1998, with shareholder approval granted in September 1999, the Board approved an annual compensation arrangement whereby each of the three outside directors will receive $6 per annum plus, pursuant to the 1998 Stock Option Plan (see Note 12), options to purchase up to 2.5 shares, and an additional 1.5 shares for each committee served upon, of the Company's Common Stock at an exercise price equal to the current market price on the date the option was granted. In 2001, the Company granted to its outside directors options to purchase an aggregate amount of up to 15.5 shares of its common stock for the 2001 year at an exercise price of $4.40 per share, which can be exercised at any time up to 2011. In 1999 and 1998 the Company granted to its outside directors options to purchase an aggregate amount of up to 15 and 28.5 shares, respectively, of its Common
Stock at an exercise price of $42.50 and $10.63, respectively, per share, which can be exercised any time up to 2009 and 2008, respectively. The amount granted in 1999 is for services to be rendered in the year 2001. The amount granted in 1998 represents options to purchase aggregate amounts of up to 13.5 and 15 shares for the 1998 and 1999 years of service, respectively. As compensation to its employee directors, in the Company granted options to purchase an aggregate amount of up to 8 shares of its Common Stock for the 2001 year at an exercise price of $4.40 per share and up to 9.5 shares of its common stock for each of the 2000 and 1999 years at exercise prices of $42.50 and $10.63, respectively, per share.

         Additionally, in both December 1999 and 1998, pursuant to the 1998 Stock Option Plan as approved by the Company's shareholders in September 1999, the Company granted to the Company's Chairman options to purchase 250 shares of the Company's common stock. All of the options to purchase the Company's common stock under the 1998 Plan, which were granted in 1998 to its outside and employee directors, excluding the Chairman, were originally exercisable at a price per share equal to the closing NASDAQ bid prices on the dates of the respective grants. The exercise price for the 250 options granted in 1999 and 1998 to the Company's Chairman to purchase the Company's common stock were exercisable at prices per share equal to 100% and 110%, respectively, of the closing NASDAQ bid prices on the respective dates of the grants. As a result of the cancellation and reassurances (see Note 12) in 2001 of all the aforementioned director options, the current exercise price is equal to $4.40 per share, the closing
NASDAQ bid price on the cancellation date in 2001.

         A director of the Company is a partner in a law firm that provides legal services to the Company. Fees to such firm in the years ended December 31, 2001, 2000 and 1999, have been recorded at approximately $193, $200 and $204, respectively, related to general corporate matters.

   ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
            - (Continued)
(In thousands, except for per share data)

Note 10. Accounts Payable and Accrued Expenses

     At December 31, 2001 and 2000, accounts payable and accrued expenses are comprised of the following:

                                   2001      2000

     Property and equipment    $    557   $ 1,110
     Lease (see Note 9
       Lease Commitment)            342        --
     Advertising                    143        --
     Insurance                      216       167
     Accrued professional fees      546       280
     Accrued interest               300       114
     Other                          443       576
     Less amounts included in
       liabilities of
       Casino Ventures
       (see Note 6)                (777)     (918)
                               $  1,770   $ 1,329

Note 11. Stockholders' Equity

Activity

  In June 2001, shareholder approval was received to amend the Company's Certificate of Incorporation, which provided for a 1 for 10 reverse split of the Company's common stock. Accordingly, common stock and per share data has been retroactively restated to give effect to the reverse stock split.

  In April 2001, the Company issued 317 shares of the Company's common stock in connection with dividends on its Series B Preferred Stock (see below).

  On June 13, 2001, the Company authorized satisfied liabilities to Bryanston aggregating $1,904 by agreeing to issue approximately 238 shares of its common stock at a price of $8 per share, which was the closing market price on that date. Such shares were issued in January 2002. In addition, the Company also agreed in 2001 to satisfy deferred compensation of $1,529 due to the CEO and on other payables totaling of $250 with common stock.

  A noncash compensation adjustment related to certain increases in the price of the Company's common stock for both exercised and unexercised stock options was recorded in 2001, which is reflected as an increase of $2,594 in capital in excess of par value.

  During 2001, $100 of debt was converted into 17 shares of the Company's common stock.

  During 1999, 2000 and 2001, 2, 14 and 29 shares,
respectively, of the Company common stock was issued upon the exercise of warrants and options.

  During 1999 and 2000, the Company recorded a $3,251 increase and decrease, respectively, to capital in excess of par value to reflect a noncash compensation adjustment and fluctuations in the market price of the Company's common stock. Further, in 2001 and 2000, the Company's Chairman and CEO's election to waive $250 of salary has been reflected as an increase in capital in excess of par value for contributed services (see Note 9).

  In February 2000, the Company privately sold 4 shares of its 7% convertible Series D Preferred Stock (see description below) for an aggregate price of $3,867 net of closing costs of $133. During 2001 and 2000, 1.02 and 1.9 shares, respectively, of Series D Preferred Stock were converted into 191 and 139 shares, respectively, of the Company's common stock.

  ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           -- (Continued)
(In thousands, except for per share data)

Note 11. Stockholders' Equity (CONTINUED)

  In August 2000, in connection with certain debt financing with the holder of the Company's Series D Preferred
Stock, the Company allocated $213 as the estimated value of warrants issued in connection with a loan advanced to the Company by such holder.

  In February 2002, the Board of Directors authorized the issuance of 300 shares of commons stock to settle dividends due to holders of preferred stock. The holders of Series B Preferred Stock received 241 common shares and the holders of the Series C Preferred Stock received 59 common shares.

  In February 2002, the Company issued 576 shares of common stock for the benefit of Watertone, and Watertone assigned to the benefit of the Company 47.5% of its economic interest in the casino and horse racing components of the business of CDL.

  In January 2002, the Company issued 622 and 324 shares of common stock for 777 shares of Series B Preferred Stock and all of the Series C. Preferred Stock.

Descriptions of Preferred Stock and Dividends

  The Company's Series B Preferred Stock has voting
rights of .8 votes per preferred share, is convertible to .8 shares of common stock for each share of preferred stock and carries a liquidation value of $29 per share, a cumulative dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event the dividend is not paid by January 30 next following the year for which such dividend has accrued, the
dividend will be payable in common stock.   On May 12, 1998, the
Company declared a 1997 dividend of $2,861, payable in approximately 1,605 shares of common stock, which were issued in January 1999. On May 12, 2000, the Company declared dividends of $3,097 on the Series B Preferred Stock for both the 1999 and 1998 fiscal years, respectively, amounting to 45 and 194, respectively, of shares of the Company's common stock. These shares were issued in July 2000. In January 2002, the Company declared and issued dividends on the Series B Preferred Stock for the 2001 year amounting to 241 shares of the Company's common stock. After the January 2002 common stock issuance, there were no dividends in arrears. Additionally, in January 2002, Bryanston, a major shareholder, converted its 777 shares of the Company's
Series B Preferred Stock into 622 shares of the Company's common stock.

  The Series C Preferred Stock has voting rights of
2.4 votes per preferred share, is convertible into 2.4 shares of common stock and carries a sumulative dividend of $5.65 per share. In addition, the terms of the preferred shares include a provision allowing the Company the option of calling the preferred shares based upon the occurrence of certain capital events that realize a profit in excess of $5,000. In January 2002, the Company declared and issued dividends for the 1998, 1999, 2000 and 2001 years amounting to a total of 161 shares of the Company's common stock. Additionally, in January 2002, Bryanston, the sole holder of the Company's Series C Preferred Stock, converted its Series C Preferred Stock into 324 shares of the Company's common stock.

  The Series D Preferred Stock is convertible into shares of the Company's common stock at a conversion price of the lesser of $60 per share or a price based upon the prevailing market price of the Company's common stock, and accrues dividends at a rate of 7% per annum. In the event the preferred stock is not converted into shares of the Company's stock by February 8, 2005, there will be a mandatory redemption at that time, payable in shares of the Company's common stock at the same aforementioned conversion price. The dividends are payable in arrears on the earlier of the date of conversion of a share of Series D Preferred Stock or the date of redemption. At the Company's option, the dividends are payable in the form of cash or shares of the Company's common stock. The maximum aggregate total number of shares of the Company's common stock issuable relative to the conversions and payments of dividends is 3,300 shares. In the event such limitation prevents the conversion of any Series D Preferred Stock, the dividend rate increases to 15% per annum to be payable in cash in arrears, semi-annually on June 30 and December 31. The Series D Preferred Stock has no voting rights prior to its conversion into common stock.

   ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-- (Continued)
(In thousands, except for per share data)

Note 12. Stock Options and Warrants

1998 and 1993 Stock Option Plans

  In May 1998 and June 1993, the Company's Board of Directors adopted the 1998 (see Note 9) and 1993 Stock Option Plans providing for incentive stock options and non-qualified stock options. The Company has reserved 400 and 90 shares of common stock for issuance upon the exercise of options to be granted under the 1998 and 1993 Stock Option Plans, respectively. The exercise price of an ISO or NQSO will not be less than 100% of the fair market value of the Company's common stock at the date of the grant. The maximum term of each option granted under the Plan is ten years; however, options granted to an employee owning greater than 10% of the Company's common stock will have a maximum term of five years.

  In June 2001, November 2000 and December 1998, the Company determined that the purposes of the Plans were not being adequately achieved with respect to those employees and consultants holding options that were exercisable at prices above current market value and that it was in the best interests of the Company and its shareholders that the Company retain and motivate such employees and consultants. Therefore, in order to provide such optionees the opportunity to exchange their above market value options for options exercisable at the current market value in 2001, 2000 and 1998, respectively, the Company cancelled all options that were outstanding under the 1998 and 1993 Stock
Option Plans at that time and reissued new options at an exercise price equal to the closing NASDAQ bid prices on the respective dates in July 2001 ($4.40 per share), November 2000 and December 1998.

  In 2001 and 2000,, the Company repriced certain stock options which, under Financial Accounting Standards Board Interpretation Number 44 ("FIN44"), requires them to be accounted for under variable plan accounting. The application of FIN 44, which was effective July 1, 2000, resulted in noncash compensation expense in 2001 of $2,594.

The following table summarizes common stock option activity, excluding the simultaneous cancellations and reissuances in 2001 and 2000, as noted above:



                                                       Weighted
                                                       Average
                                         Range of      Exercise
                             Number of   Exercise      Price Per
                             Shares      Price         Share

Options outstanding at
   January 1, 1999             127      $10.63-13.75      $10.88
      Granted in 1999          139      $13.75            $13.75

Options outstanding at
   December 31, 1999           266      $10.63-13.75      $12.38
       Exercised in 2000        13      $10.63-20.00      $10.98

Options outstanding at
    December 31, 2001          253      $10.63-13.75      $12.45

Granted in 2001                243      $4.40             $4.40
Exercised in 2001              (29)     $4.40             $4.40
Cancelled in 2001             (253)     $4.40             $4.40
Options outstanding at
   December 31, 2001           238


           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              (In thousands, except for per share data)

Note 12. Stock Options and Warrants (CONTINUED)

       The following table summarizes information regarding stock options outstanding at December 31, 2001:


                          Options Outstanding               Options Exercisable
                                Weighted      Weighted
                 Number         Average       Average     Number        Weighted
    Range of     Outstanding    Remaining     Exercise    Exercisable   Average
    Exercise        at          Contractual   Price Per       at        Exercise
    Prices      Dec 31, 2001    Life in Years Share       Dec 31, 2001  Price
     $4.40       238             7.5           $4.40      238            $4.40


       The fair value of each option grant is
estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: volatility was calculated at 114% for 1999; risk-free interest rate of five percent for 1999; no dividend yield and option life of ten years. For the year ended December 31, 1999, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated:

       Net loss, as indicated     $   (5,763)
       Net loss, pro forma            (9,918)
       Loss per common share,
         basic and diluted,
         as reported                    (.34)
       Net loss per common shares,
         basic and diluted, pro forma   (.59)


Other Stock Options

       During the years ended December 31,
2000 and 1999, options to purchase 348 and 50 shares, respectively, of the Company's common stock at exercise prices of $5.375 and $5.00, respectively, expired. No other options were outstanding at December 31, 2001.

Warrants

       In conjunction with its November 1993
initial public offering, the Company issued 86.3 redeemable common stock purchase warrants at $1.00 per warrant. Each warrant entitled the holder to purchase one share of common stock at the exercise price of $120.00, commencing in November 1993 until November
1998. In September 1998, the expiration date was extended to December 31, 2001 and the exercise price was amended to $40.00 through December 31, 2001 and to $60.00 through December 31,
2001. During the year ended December 31, 1999, 1.5 warrants were exercised. In connection with a loan to the Company (see Note 8), the holder of the Company's Series D Preferred Stock (see Note 11) received 12.5 warrants exercisable at a price of $24.00 per share, which expire in July 2003. As of December 31, 2001, only the 12.5 warrants to the holder of the Company's Series D Preferred Stock were outstanding.

 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
            - (Continued)
(In thousands, except for per share data)

Note 13. Income Taxes

     The Company and all of its subsidiaries file a consolidated federal income tax return. At December 31, 2001 and 2000, the Company's deferred income tax asset was comprised of the tax benefit associated with the following items based on the statutory tax rates currently in effect:


                                       2001           2000
     Net operating loss
       carryforwards . . . . .       $  25,600     $   18,236
     Differences between financial
       and tax bases of assets
       and liabilities . . . . .         7,760          7,758
     Other          . . . . . . . .        277            277
     Deferred income tax asset,
       gross        . . . . . . . .     33,305         26,271
    Valuation allowance. . . . . . .   (33,505)       (26,271)
     Deferred income tax asset, net  $      --      $      --


       As of December 31, 2001, the Company
has available for federal income tax purposes a net operating loss carryforward of approximately $64,000 expiring in the years 2008 through 2021.

Note 14. Unaudited Quarterly Data



                              First     Second    Third     Fourth
                              Quarter   Quarter   Quarter   Quarter
 2001
   Total revenue. . . . . .  $    982   $  1,313   $   681   $   139
        Net loss . . . . . . $ (1,346)  $   (737)  $(1,346)  $(6,048)
        Net loss applicable
         to common shares . .$ (1,346)  $ (3,834)  $(1,346)  $(8,740)
        Net loss per common
            share. . . . . . $   (.65)  $  (1.59)  $  (.55)  $ (3.70)


 2000
   Total revenue. . . . . .  $     36   $     52   $   132   $   652
        Net loss
        Net loss applicable
         to common shares . .$   (129)  $ (4,444)  $  (120)  $(1,913)
        Net loss per common
            share. . . . . . $   (.10)  $  (2.60)  $  (.10)  $  (.70)


SCHEDULE II

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                  VALUATION AND QUALIFYING ACCOUNTS
            Years Ended December 31, 2001, 2000 and 1999
                           (In thousands)




                                                   Additions
                             Balance at Charged to Charged            Balance
                             Beginning  Costs and  to Other           at End
     Description             of Year    Expenses   Accounts Deductions of Year

Year Ended December  31, 1999: $    635        --        --        --       635
   Allowance for doubtful
     accounts

Year Ended December 31, 2000:  $    635        --        --        --       635
   Allowance for doubtful
     accounts

Year Ended December 31, 2001:  $    635                           635         0
   Allowance for doubtful
      accounts

Year Ended December  31, 1999: $     --       250        --        --       250
   Allowance for doubtful note

Year Ended December 31, 2000:  $    250        --        --        --       250
 Allowance for doubtful note

Year Ended December 31, 2001:
 Allowance for doubtful note   $    250                           250         0

