Form 10QSB
period 2002-03-31
ALPHA HOSPITALITY CORP
filed 2002-05-20
CIK 906780

U. S. SECURITIES AND EXCHANGE COMMISSION
       WASHINGTON, D.C.  20549

             FORM 10-QSB


X   Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934

    For the quarterly period ended March 31, 2002



    Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


Commission file number 1-12522

    ALPHA HOSPITALITY CORPORATION
(Exact name of registrant as specified in its charter)

      Delaware                              13-3714474
 (State or other jurisdiction of     (I.R.S. Employer Identification Number)
   incorporation or organization)


707 Skokie Boulevard Suite 600 Northbrook, IL 60062
(Address of principal executive offices)


            (847) 418-3804
     (Issuer's telephone number)

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

  Yes    X       No


 APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 20, 2002


  Common Stock, $0.01 par value: 4,829,503 shares

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                INDEX


PART I                    FINANCIAL INFORMATION              PAGE NO.

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2002 and
December 31, 2001                                                    1

Condensed Consolidated Statements of Operations for the Three
Months Ended March 31, 2002 and 2001                                 2

Condensed Consolidated Statements of Cash Flows for the Three
Months Ended March 31, 2002 and 2001                                 3-4

Notes to Condensed Consolidated Financial Statements                 5-18

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                           19-22




PART II                           OTHER INFORMATION

Item 1.  Legal Proceedings                                          23

Item 6.  Exhibits and Reports on Form 8-K                           23

Signatures                                                          24




All items that are not applicable or to which the answer is negative have been omitted from this report.

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED  BALANCE SHEETS
                  (in thousands, except per share data)


                                          March 31,     December 31,
                                            2002          2001
                                          (Unaudited)   (Audited)
                                 ASSETS
CURRENT ASSETS:
  Cash                          . .         $     306 $     20
  Receivable from sale of investment
     in Greenville Casino Partners              2,767        0
  Other current assets . . . . . . . . . .         67       56
     Total current assets. . . . . . . . . .    3,140       76

PROPERTY AND EQUIPMENT, net. . . . . . . . .        9       11

INVESTMENT AND ADVANCES IN CATSKILL
     DEVELOPMENT, LLC . . . . . . .             9,881    2,947

ASSETS OF CASINO VENTURES, including
    idle property and equipment of
    $7,536 and $7,063. . . . . . . .            7,619    7,176

DEPOSITS AND OTHER ASSETS. . . . . . . .          170      178
                                            $  20,819 $ 10,388

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Related party debt.                       $   2,740 $   2,594
  Accounts payable and accrued expenses . . .   2,118     1,770
  Accrued payroll and related liabilities . .     290       229
  Current liabilities of Casino Ventures. . .   1,781     1,453
     Total current liabilities. . . . . . . .   6,929     6,046

LONG-TERM RELATED PARTY DEBT, including
     accrued interest.                          1,015     1,046

LONG-TERM RELATED LIABILITIES OF CASINO
     VENTURES . .                               1,683     1,480

OTHER LIABILITIES . . . . . . . . . . . . . .       0       267

RELATED PARTY LIABILITIES TO BE SETTLED WITH
      COMMON STOCK .                            1,832     3,683

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST. .                              800       808

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock, $.01 par value, 7,500 shares
   authorized, 4,822 and 2,629 issued and
   outstanding in 2002 and 2001, respectively .    48        26
  Preferred stock, 5,000 shares authorized:
     Series B, $.01 par value, 44 and 821
     issued and outstanding
     in 2002 and 2001, respectively . . . . .       0         8
     Series C, $.01 par value, 135 issued and
     outstanding in 2001 .                          0         1
     Series D, $.01 par value, 1 issued and
     outstanding in both 2002 and 2001              0         0
  Capital in excess of par value. . . . . . . 106,960    92,196
  Accumulated deficit . . . . . . . . . . . . (98,448)  (95,173)
     Total stockholders' equity . . . . . . .   8,560    (2,942)
                                             $ 20,819 $  10,388

  See accompanying notes to condensed consolidated financial statements

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
               (in thousands, except  for per share data)


                                                    Three Months Ended
                                                          March 31,
                                                      2002         2001
REVENUES:
  Casino    . . .                                   $     0    $     851
  Food and beverage, retail and other. . . . .            0          131
                                                          0          982

COSTS AND EXPENSES:
  Casino     . . . . . . .                                0          534
  Food and beverage, retail and other. . . . . . .        0           32
  Selling, general and administrative . .               632        1,705
  Interest       . . . . . . . . . .                    140           94
  Depreciation and amortization. . .                      9          191
  Pre-opening and development costs. . . . . .            9           57
     Total costs and expenses. . . . . . . . .          790        2,613

OTHER INCOME, gain on sale of investment and related
   management contract. . . . . .                     3,277            0

NET INCOME (LOSS) BEFORE MINORITY INTEREST . . . . .  2,487       (1,631)

MINORITY INTEREST. . . . . . . .                          8          285

NET INCOME (LOSS). . . . . . . .                      2,495       (1,346)

DIVIDENDS ON PREFERRED STOCK . .                        390            0

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES.        2,105        (1,346)

WEIGHTED AVERAGE COMMON SHARES BASIC                  3,883         2,075

WEIGHTED AVERAGE COMMON SHARES DILUTED . . . . . .    4,669         2,075

EARNINGS (LOSS) PER COMMON SHARE:
   BASIC     . . .                                $     .54     $    (.65)

   DILUTED   . . .                                $     .53     $    (.65)



  See accompanying notes to condensed consolidated financial statements

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                             (in thousands)

                                                 Three Months Ended
                                               2002                2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). .                       $     2,495       $   (1,346)
  Adjustments to reconcile net income
     (loss) to net cash used in
     operating activities:
     Gain on sale of investment and
       related management contract . .            (3,277)               0
     Minority interest. . . . . . . . . .             (8)            (285)
     Depreciation and amortization. . . . .            9              191
     Interest amortized on loan discount. . .         28               18
       Changes in operating assets and liabilities:
         Other current assets.                        19              589
          Accounts payable and accrued expenses
            and other liabilities. .                 505             (198)
          Accrued payroll and related liabilities .   62                6

NET CASH USED IN OPERATING ACTIVITIES. . . . . . .  (167)          (1,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of investment and
       related management contract . . . . . . .     510                0
    Purchases for property and equipment . . . .    (473)            (224)
    Increase in deposits and other assets. . .         0              (34)

NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES. .                                      37             (258)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from stock options. . . . . .            11                0
    Proceeds from related party long-term debt .     405              726

NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . .   416              726

NET INCREASE (DECREASE) IN CASH. . . . . . . .       286             (557)

CASH, beginning of period. . . . . . . . . . . . .    20            1,263

CASH, end of period. . . . . .                  $    306         $    706



  See accompanying notes to condensed consolidated financial statements

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                             (in thousands)


                                                 Three Months Ended
                                                     March 31,
                                               2002                2001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
Cash paid for interest during the period    $      15          $

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:

Common stock issued in conversion of
  long-term debt                            $     158          $

Common stock issued in settlement of
  preferred stock dividends                 $   5,770          $

Common stock issued in settlement of
  liabilities                               $   1,904          $

Common stock issued for investment in
  Catskill Development, LLC                 $   6,934          $

Common stock issued in conversion of
  preferred stock                           $       9          $




  See accompanying notes to condensed consolidated financial statements

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
              STATEMENTS
             (Unaudited)
            (in thousands)

NOTE 1.  NATURE OF BUSINESS

     Alpha Hospitality Corporation (the "Company") incorporated in
Delaware on March 19, 1993, is engaged in the development of prospective gaming operations in New York. In November 2001, the Company ceased operating its gaming day cruise vessel operating in Florida. On March 15, 2002, the General Partner of Greenville Casino Partners, L.P. successfully concluded the sale of its primary asset, a casino located in Greenville, Mississippi, in which the Company held a limited partnership interest. The Company's current major effort is investing in the development and management of potential gaming operations in Monticello, New York. The Company intends to consider the acquisition of other operating businesses or other investments in fields other than the gaming industry.

     The Company is not currently actively involved in any business activities. If the Company should continue to have no active business activities and is deemed to be engaged solely in the business of investing or trading in securities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. Management has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment
Company Act of 1940, and consequently, any violation of such Act could subject the Company to materially adverse consequences.

NOTE 2. GOING CONCERN

  The Company currently has no operations and has a working capital deficit of $3,789 at March 31, 2002. In addition, Casino Ventures, a subsidiary of the Company, is in default of a mortgage on its gaming boat. The Company's principal current investment is in the development of its interest in proposed casino gaming activities in Monticello, New York, which is discussed in Note 5.

  Future liquidity could come from a debt or equity offering, future acquisition of new business operations, future monitization of remaining assets or certain tax attributes or resolution of the current litigation (see
Note 5). If the Company is unable to secure the required funding or implement another liquidity generating transaction on a timely basis, it could have a material adverse effect on the Company's ability to continue as a going concern.

  The Company's condensed consolidated financial statements have been presented on the basis that the Company is a going concern.
Accordingly, the condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3.  BASIS OF PRESENTATION AND SUMMARY OF
SELECTED SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2001 annual report to the shareholders. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

  Investments.   The Company's investment in Catskill
Development, LLC ("CDL") is limited to access to certain net earnings and, if applicable, liquidation. Because it does not have significant influence in operating CDL, the Company accounts for its investment in CDL using the cost method. The Company increased it investment in CDL by acquiring 47.5% of Watertone Holdings, L.P.'s ("Watertone") economic interest in certain CDL business components (see Note 5).

  Earnings (Loss) Per Common Share. The Company complies with Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Outstanding options and warrants, have been excluded from the Company's computation of loss per common share for the quarter ended March 31, 2001 because they are antidilutive.

Income Taxes. The Company applies the asset and liability approach to
financial accounting and reporting for income taxes.   Deferred income
tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

(In thousands, except for per share data)

NOTE 3.  BASIS OF PRESENTATION AND SUMMARY OF
SELECTED SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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

  Promotional Allowances. Promotional allowances primarily consisted of food and beverage furnished gratuitously to customers. Revenues did not include the retail amount of food and beverage of $173 for the three months ended March 31, 2001 provided gratuitously to customers. The cost of these items of $145 for the three months ended March 31, 2001 are included in casino expenses.

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

  Impairment of Long-Lived Assets. Effective January 1, 2002, the
Company adopted FASB Statement no. 144, "Accounting for the
Impairment of Disposal of Long-Lived Assets".  Pursuant to Statement
144, the Company is accounting for the assets owned by its Casino
Ventures, L.L.C. subsidiary in conformity with the prior pronouncements. The adoption of Statement 144 did not materially affect the financial statements as of and for the quarter ending March 31, 2002. In certain circumstances, the Company reviews the carrying value of its long-lived assets in relation to historical results, as well as management's best estimate of future trends, events and overall business climate. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would then estimate the future cash flows (undiscounted and without interest charges). If such future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.

       Recent Accounting Pronouncements.   On April 30,
2002, the FASB issued Statement 145 which, among other things, limits the classification of gains and losses from extinguishment of debt as extraordinary items. The Company does not expect provisions of this statement to have a significant effect on the Company's financial position or operating results.

  Reclassifications. Certain prior year amounts have been reclassified to conform to the 2002 presentation.

NOTE 4. INVESTMENT IN GREENVILLE CASINO PARTNERS

  On March 2, 1998, the Company sold substantially all of the assets of Alpha Gulf and Greenville Hotel, consisting of the Bayou
Caddy's Jubilee Casino, the Greenville Hotel and other related assets to Greenville Casino Partners, L.P. ("GCP"). As part of that transaction, the Company was granted a 25% interest (subsequently reduced to approximately 19% for capital call adjustments) in GCP and entered into a management contract with GCP. Subsequent to that sale, management was advised that GCP had incurred significant operating losses resulting in a substantial working capital deficiency and a partners' deficiency through December 31, 1998. Accordingly, in accordance with its policy on impairment of long-lived assets, the Company adjusted the carrying value of it 19% limited partnership interest in GCP to zero in 1998. The Company was not responsible for any of GCP's liabilities and, accordingly, did not record its share of any of GCP's losses.

  On March 15, 2002, the General Partner of  GCP sold the Bayou
Caddy's Jubilee Casino to JMBS Casino LLC for $42,200. In April 2002, after the repayment of liabilities, the General Partner distributed approximately $14,000 to the Limited Partners, including the Company's share of $2,767. An additional $1,000 is being held in escrow for 18 months pending any claims the purchaser may make against GCP. The Company's share of such residuals is not recorded on the Company's books since receipt is subject to any such claims and other contingencies.

  In a separate transaction, the Company also sold its Hotel
Management Agreement for the Greenville Inn and Suites located adjacent to Bayou Caddy's Jubilee Casino for $510, the proceeds of which were received by the Company in March 2002.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

(In thousands, except for per share data)

NOTE 5.  INVESTMENT IN CATSKILL DEVELOPMENT, LLC

  In October of 1995, Catskill Development, LLC ("CDL"), a New
York limited liability company in which the Company (through a wholly owned subsidiary) is a member, was formed to pursue the development of a proposed Native American casino in Monticello, New York (the
"Casino Project"). CDL's business plan envisioned three distinct lines of business: a) casino activities; b) real estate related activities; and c) the gaming operations related to Monticello Raceway (the "Raceway") including parimutuel and any potential future VLT operations. CDL's plan was to contract with a Native American Tribe for the development and management of a casino to be located in Monticello, New York, and to assist the a Native American tribe in seeking the approvals necessary for such a venture under federal, state and local statutes, ordinances and regulations. This was an ambitious plan because the land involved was not currently a part of the reservation and thus would require unusual approvals that were typically required for the development of Native
American casinos.

  On June 3, 1996, CDL acquired the Raceway property for
$10,000. Of the real property purchased, 29.31 acres adjacent to the Raceway were set aside for proposed casino purposes to be deeded in trust to the United States Government for the use and benefit of a Native American tribe. CDL's negotiations with the St. Regis Mohawk Tribe
(the "Tribe") were successful, and in July, CDL, and various related entities set up by its members entered into a series of agreements with the Mohawk Tribe, as more fully described below, relating to the development and management of a proposed casino on the land.

  Tribe's and CDL's Federal Application.  On August 2, 1996, the
Tribe submitted an application to the United States Department of the Interior (the "Department"), Bureau of Indian Affairs ("BIA"), to place the 29.31-acre tract of land for the proposed casino in trust status, to be held by the United States Government as trustee. For approval, the Secretary of the Interior of the United States had to determine that the proposed Casino Project was in the best interest of the Tribe and was not detrimental to the surrounding community. In addition, the Governor of New York had to concur with these determinations in order for the land to be taken into trust by the United States Government. While the application to the Department of Interior took approximately one year to prepare, its review and processing required an additional three and one-half years. As part of the process and subsequent to the initial filing many of the agreements were amended, restated and/or reaffirmed on several occasions. Part of that approval process required the complex and lengthy environmental analysis required under the State of New York's environmental review act ("SEQRA"), which was successfully completed in March of 1998. The SEQRA finding became an integral component of the Federal application.

On December 9, 1998, the Acting Area Director of the Eastern
Area Office of the BIA (the "EAO") transmitted findings and conclusions with respect to the land to trust application for the Tribe to the Indian Gaming Management Staff (the "IGMS"), a department of the BIA. The memorandum concluded that the proposed Casino Project was in the best interest of the Tribe and was not detrimental to the surrounding community and that the application satisfied all statutory requirements. By memorandum dated February 10, 1999, the Deputy Commissioner of
Indian Affairs advised the EAO that she did not concur in the Director's recommendation. The application and supporting documentation were returned to the EAO to address issues enumerated by the Deputy Commissioner. In February 1999, officials of the EAO, the IGMS and the National Indian Gaming Commission ("NIGC") made a site visit to Monticello to meet with representatives of the State of New York, the Tribe and CDL to discuss specific concerns addressed in the Deputy Commissioner's memorandum. On August 31, 1999, the NIGC completed its preliminary review of the revised business plan for the proposed Casino Project.

  On October 29, 1999, the Director of the EAO again transmitted the application back to the IGMS with findings of fact and a renewed recommendation that the Secretary of the Interior find that the proposed Casino Project was in the best interest of the Tribe and not detrimental to the surrounding community. By letter dated April 6, 2000, addressed to Governor George Pataki, Kevin Gover, Assistant Secretary of the Department of the Interior, advised and notified the Governor of New York that the proposed Casino Project had been approved and specifically requested that the Governor concur. The ability of CDL to proceed wth the proposed Casino Project has been affected by the circumstances of a letter agreement and related activity by Park Place Entertainment ("PPE") and are the subject of litigation (the "PPE Litigation") as described in the Company's annual report on Form 10-K/A for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on or about May 21, 2002

  Tribal Leadership Dispute. A dispute arose in the summer of 1996, when certain individuals who identified themselves with the prior form of government (known as the "Three Chiefs") challenged the result of a 1995 constitutional referendum establishing a tri-partite form of government (the "Constitutional Government"). Following that referendum in 1995, the Constitutional Government began operations and it held an election for tribal officials on June 1, 1996. In a June 7, 1996 order, the Tribal Court of the Tribe held that a separate referendum, also held on June 1, 1996, did not have the effect of amending or repealing the 1995 Constitution. On June 10, 1996, the Three Chiefs took an action to rescind the certification of the 1995 Constitution. The Three Chiefs then held their own election on June 29, 1996, and sought recognition status from the BIA. In a July 12, 1996 order, the Tribal Court held that the action to rescind the certification of the 1995 Constitution was illegal; that the 1995 Constitution was the law of the territory until amended or repealed; and that the tribal officials elected at the June 1, 1996 election held by the Constitutional Government were lawfully elected.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

(In thousands, except for per share data)

NOTE 5.  INVESTMENT IN CATSKILL DEVELOPMENT, LLC
(CONTINUED)

  The Constitutional Government was recognized by the BIA of the Department on July 26, 1996, by a decision of the Acting Eastern
Area Director, which recognized and accepted the two orders issued by the Tribal Court concerning the status of the tribal constitution and the identity of the tribal leaders.

  The Three Chiefs appealed the recognition of the Constitutional
Government to the Interior Board of Indian Appeals. In their appeal, representatives of the Three Chiefs asserted that the tribal members had never adopted the 1995 Constitution, that they, rather than the individuals identified in the Area Director's decision, were the rightful leaders of the Tribe and that the Tribal Court decisions relied upon by the Area Director were not valid judicial decisions. After the Board of Indian Appeals affirmed the recognition decision of the Area Director, the Three Chiefs challenged the recognition decision in the D.C. District Court.

  On September 30, 1999, the D. C. District Court found the BIA's recognition of the Constitutional Government to have been arbitrary and capricious. Following this decision, in a letter dated February 14, 2000, a BIA field representative indicated to tribal representatives that "subject to the resolution of any appellate proceeding" as to the D.C. District Court decision, "the BIA presently recognizes those individuals elected to the Tribe's three chief system of government on June 29, 1996". The BIA has subsequently recognized the Three Chiefs as representatives of the Tribe.

  After the D.C. Court issued its September 30, 1999 decision, individuals associated with the Constitutional Government made a motion in that court to intervene in the case, in order to participate in an appeal. The motion to intervene was initially denied on the grounds that it was untimely. However, the petitioners appealed that ruling and the United States Court of Appeals reversed the denial of their motion to intervene and remanded the case to the D.C. District Court for consideration of the appropriateness of the motion to intervene on other grounds. While the intervention appeal was pending, the BIA's own Notice of Appeal from the September 30, 1999 decision was withdrawn.

  Upon reconsideration, the D.C. District Court, in a memorandum decision filed March 18, 2002, indicated that its previous order was not a "final order" because it had remanded the matter to the BIA for substantial further proceedings. In particular that Court stated that "the Court did not expressly order the BIA to recognize the Three Chief system of government nor did the court identify, in the event of such recognition, which three chiefs should be recognized". The Company has been advised that the Constitutional Government continues to pursue recognition by the BIA on the ground that the substantial further proceedings referred to in the decision of the D.C. District Court have not yet been completed and that no final decision on the merits with regard to recognition of a government for the St. Regis Mohawks has been made since the original order of the D.C. District Court.

  In the same decision, that Court again found that the interveners had no standing to appeal and denied the motion to intervene. That Court indicated that the reason for the denial was that it did not believe that the interveners had adequately established a "cognizable" legal interest in the case because they had brought the action as individuals and not as the Constitutional Government and because, had the interveners been parties to the case, they would not have had a right to appeal the decision in the case since the decision was not a "final order" for the reasons described above.

  Status of Agreements with the Tribe.   The Company is affected,
as a member of CDL or related entities, by the various arrangements and agreements with the Tribe relating to the development and management of the proposed casino. Pursuant to such agreements, that tribe was to purchase a parcel of land at the Raceway site from CDL, as described above, and various related entities were to assist with the development and management of a casino to be built on the land.

  A Development and Construction Agreement was entered into among the Tribe, the St. Regis Mohawk Gaming Authority and
Monticello Raceway Development, LLC ("MRD"), a New York limited liability company. MRD is owned 75% by Americas Tower Partners and 25% by BKB, LLC (owned by two officers of the Company, Robert
Berman and Scott Kaniewski, and Philip Berman, Robert Berman's brother). That Agreement, as amended and restated, called for the St. Regis Gaming Authority to retain and engage MRD as its exclusive agent and grants it the exclusive right to design, engineer, develop, construct and furnish the proposed casino, subject to certain supervision by the Development Business Board ("Development Board"). The Development
Board consists of four representatives, two appointed by the St. Regis Mohawk Gaming Authority and two appointed by MRD. Any action of the Development Board must be a result of agreement by at least three members with certain actions requiring a unanimous consent.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

(In thousands, except for per share data)

NOTE 5.  INVESTMENT IN CATSKILL DEVELOPMENT, LLC
(CONTINUED)

  The Tribe also entered into a Gaming Facility Management
Agreement with Mohawk Management LLC ("MML"), a New York limited liability company. MML is owned 60% by CDL, in which the Company has a membership interest, and 40% by Alpha Monticello, Inc. ("AMI"), a wholly owned subsidiary of the Company. Pursuant to such Agreement, MML was provided the exclusive right to manage the proposed casino for seven (7) years from its opening and to receive certain fees for the provision of management and related services. Under that Agreement, MML was to be the exclusive agent for the purpose of managing the proposed gaming enterprise, subject to certain supervision by the Management Business Board. MML's representation on the Management Board is controlled by MRD. As a result, the Company does not control the operations of these entities or the development, construction or operations of the proposed casino.

  As amended and restated, the Gaming Facility Management
Agreement calls for the St. Regis Mohawk Gaming Authority to pay
MML a fee equal to 35% of Net Revenues which is defined as gross revenues, less all Operating Expenses. Operating Expenses include (i) all accrued expenses, (ii) depreciation and amortization expenses; (iii) any interest expense related to the development of the proposed casino; and
(iv) any payments pursuant to any agreement with New York State.

  Initially, representatives of the Constitutional Government executed all such agreements. After the dispute with regard to tribal government arose in 1996, the Three Chiefs entered into a Memorandum of Understanding with the Constitutional Government under which both factions agreed to support the casino project and representatives of the Three Chiefs also executed all the relevant agreements.

  Completion of the project contemplated by the agreements was subject to certain conditions, including the obtaining of relevant federal and state governmental approvals. CDL, in conjunction with its related entities, assumed responsibility for and undertook, seeking and obtaining all local, state and federal approvals required or necessary to construct and
operate the proposed  casino project.   By letter dated April 6, 2000,
addressed to Governor George Pataki, Kevin Gover, Assistant Secretary of the Department of the Interior, advised and notified the Governor of New York that CDL's proposed casino project with the Tribe had been approved and specifically requested that the Governor concur. However, on April 22, 2000, the Company became aware of a letter agreement between the Three Chiefs and which agreement provided for PPE to have the exclusive rights to develop and manage any casino development the Tribe might have in the State of New York. The circumstances of this letter agreement and related activity by PPE are the subject of litigation as described in the Company's annual report on Form 10-K/A for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on or about May 21, 2002.

  In November 2001, CDL, MML and MRD entered into a renewal agreement with representatives of the Constitutional Government. This agreement renews until December 31, 2002 the Amended and Restated Land Purchase Agreement, the Amended and Restated
Development and Construction Agreement, and the Amended and the Restated Facility Management Agreement. The renewal agreement contains various conditions that must be satisfied prior to expiration of such renewal agreement on December 31, 2002. There can be no assurance that all such conditions can be satisfied by that date. No similar agreement has been entered into with the representatives of the Three Chiefs.

  The Company's History Within CDL. The Company, through its wholly-owned subsidiary, AMI, was party to a General Memorandum of Understanding (the "Memorandum") with CDL (and, collectively with
AMI, the "Parties") dated December 1, 1995, which among other things, provided for the establishment of MML, a New York limited liability company, for the purpose of entering into an agreement to manage the proposed casino. The Memorandum also set forth the general terms for the funding and management obligations of CDL and AMI with regard to MML. In January 1996, MML was formed with each of CDL and AMI owning a 50% membership interest in MML. On July 31, 1996, MML entered into a Gaming Facility Management Agreement (the
"Management Contract") with the Tribe for the management of the proposed casino. Among other things, the Management Contract provided MML with the exclusive right to manage the proposed casino for seven years from its opening and to receive certain fees to provide management and related services.

  By its terms, the Memorandum between CDL and AMI terminated on December 31, 1998, since all of the governmental approvals necessary for the construction and operation of the proposed casino were not obtained by MML. The Management Contract between MML and the Tribe contained no such provision. Additionally, the Memorandum was silent as to the effect of such termination on the continued existence of MML, on the Parties' respective 50% membership interests therein or on the Management Contract. On December 28, 1998, AMI filed for arbitration, as prescribed by the Memorandum, to resolve certain disputes between the Parties.


   In July 2000, the Parties completed a final settlement agreement pursuant to which AMI (or another affiliate) became entitled to receive 40% of any basic management fee income and 75% of any service fee income (which is limited to 10% of casino revenues) (the "ASR fee"), accruing from the operation of any Native American casino facility development at the Raceway. The net result of such settlement entitled the Company (through its affiliates) to receive approximately 47% of all casino management fee and service income

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

(In thousands, except for per share data)

NOTE 5.  INVESTMENT IN CATSKILL DEVELOPMENT, LLC
(CONTINUED)

derived from the underlying casino management and development contracts. The original Management Contract contemplated an arrangement specific to the Tribe, while the settlement agreement covers all prospective federally recognized Native American Nations.
Accordingly, as part of the settlement, Alpha Casino Management, Inc. ("ACM"), a subsidiary of the Company, and Monticello Casino
Management, L.L.C. ("MCM") were formed to facilitate such potential non-Mohawk Tribe arrangements.

  As part of and in conjunction with such settlement, AMI
acquired from Bryanston Group, Inc. ("Bryanston"), a shareholder of the Company, 5 percentage points of Bryanston's ownership interest in the real estate component of CDL's business for $455 plus additional
consideration if the asset is liquidated.   In June 2001, the Company
agreed to satisfy this obligation through the issuance of shares of its common stock, valued at $8.00 per share (the then current market price.) Additionally, Bryanston agreed to transfer to AMI Bryanston's 25% interest in the raceway component of CDL's business. Under the previous agreement, AMI did not participate in this source of revenue. As of March 31, 2002 and December 31, 2001, excluding $6,934 recorded in February 2002 in connection with the acquisition of 47.5% of Watertone's economic interest in the casino and racetrack business components of the businesses of CDL, the Company capitalized $2,492 towards the design, architecture and other costs of the development plans for the proposed casino.

  The Company and certain members of CDL have contributed considerable amounts of money to CDL to fund the purchasing of the Raceway and pursuing the approval and development of a Native
American casino on a portion of the Raceway property. These contributions (together with interest thereon compounded at 10% per annum) must be repaid before any net earnings from CDL's operations would be available for distribution to the Company. As of April 15, 2002, the aggregate amount needed to satisfy the payment of said contributions (with interest) and certain other senior obligations payable to certain members of CDL was approximately $42,000. As of April 15, 2002, the Company's preferred capital balance was approximately $4,067 out of a total preferred capital balance for all the members of approximately $35,600. Currently the Company has capitalized approximately $2,492 of these capital contributions on its balance sheet (on a cost basis). These preferred capital balances are subordinate to a mortgage which, at April 15, 2002, was approximately $6,400. Currently, any cash flow from the operations of the Raceway are being retained by CDL for working capital purposes and to fund litigation and development expenses in conjunction with other potential gaming operations at the track.. As a result, the Company is not expected to receive any distributions from CDL with respect to its interests in CDL (other than with respect to its preferred capital contributions and interest thereon), until CDL has achieved additional net revenues sufficient to discharge the payment of all of these priority returns.

  Subject to the obtaining of requisite approvals and satisfactory resolution of the PPE litigation and certain related litigation, it is anticipated that MML or MCM will undertake the development and
management of the proposed casino in Monticello, New York.   It is
intended that that casino will be owned by a Native American Nation and will be located on land to be placed in trust for the benefit of such Native American Nation. However, there can be no assurance that the project will receive all requisite approvals or that the PPE Litigation and certain related litigation will be satisfactorily resolved.

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

  CDL, in which the Company has a significant interest, is currently working with the New York State Lottery to explore the feasibility of installing VLTs at the Raceway. CDL provides its members with interests in various business units. The Company has a 37% interest in one of these business units, which is responsible for racing and gaming activities at the Raceway. CDL has advised the Company that it has received a letter from the Lottery, dated March 21, 2002, advising the Raceway that the Lottery has completed its initial review of the Raceway's business plan for the operation of VLTs at the Raceway during the initial three-year trial period approved by the State Legislature. Based on such review, the Lottery has made an initial allocation of 1,800 VLTs to the Raceway and has approved the maximum permitted rate for compensation of 25% of revenues generated after payout of prizes for the Raceway. The law currently provides that the Raceway must apply 35% in the first year, escalating to 45% in years two and three, of its compensation to enhance purses at the Raceway and each year must dedicate 5% of its compensation to a State Breeding Development Fund.


  The business plan was submitted at the request of the Lottery, and in accordance with Lottery procedures, and does not represent a final decision with respect to the implementation of VLTs by CDL. The business plan includes certain assumptions recommended by the Lottery and other estimates considered preliminary by CDL and the Company.
Using these estimates and assumptions, the plan does not show levels of operating income currently considered adequate by CDL to go forward with the project. CDL continue to evaluate the appropriateness of making the required capital expenditures necessary for VLT operations relative to the length of the test period, the

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

(In thousands, except for per share data)

NOTE 5.  INVESTMENT IN CATSKILL DEVELOPMENT, LLC
(CONTINUED)

ultimate level of return on investment, and the implementation date for the program. The Lottery has not yet established a firm start date or adopted regulations with regard to the program. In addition, CDL's ability to proceed with the VLT program may be impacted by its plans with respect to casino development at the site. Accordingly, no assurance can be given that CDL will decide to proceed with the operation of VLTs at the Raceway.

  As part of its budget for Fiscal Year 2003, the New York State
Assembly has adopted Bill 9762-13, which contains certain provisions that affect the conditions under which the New York State lottery would implement the installation of video lottery terminals at New York racetracks, potentially including the Raceway. These provisions extend the term of the VLT program from three to five years and authorizes each track to enter into negotiations with an organization representing its horsemen to reduce the percentage of the vendor fee dedicated to enhancing purses during the first three years of the program to an amount not less that 25%. The legislation would also provide inducements and financial assistance to NYRA, a non-profit raceway operator, to encourage it to implement the program at Aqueduct Raceway.

  CDL is continuing to evaluate the feasibility of this program at the Raceway, but has not determined that the program will provide a level of profitability sufficient to justify the levels of capital investment necessary to implement the program and undertake a new business initiative. There can be no assurance that these provisions will become part of the final budget as signed by the Governor, that an agreement with the horsemen at the Raceway can be obtained or that CDL will find that the incremental revenues and amortization period ultimately available will be sufficient to justify the implementation of the program in the current market environment.

  On February 12, 2002, the Company entered into an agreement with Watertone providing for the acquisition of 47.5% of Watertone's economic interests in the casino and racetrack business components of the business of CDL. This agreement replaced and superseded an agreement previously entered into with Watertone in August 2001 pursuant to which the Company had agreed to acquire all of Watertone's economic interest in the casino and racetrack business components of CDL's business. The transaction contemplated by this agreement closed on March 12, 2002.
In consideration for such economic interests, the Company issued 576 shares of its common stock for the benefit of Watertone. In accordance with FASB Statement 123, "Accounting for Stock-Based Compensation", the valuation of the economic interest in CDL transferred by Watertone and held for the benefit of the Company has been reported at an amount of $6,934, which is equal to the market value of the shares of common stock of the Company (determined as of the close of business on the date of issuance) issued in consideration for such economic interests.
However, the Company's ability to realize that amount (or any other amount) with respect to its investment in such economic interests will be dependent upon a variety of matters that are outside of the Company's control. Generally, the Company would not be expected to realize any amount with respect to such investment unless CDL generates net revenues or other net proceeds that exceed the aggregate amount of the senior obligations (which, as of March 31, 2002, amounted to approximately $6,400) and other priority returns (which, as of March 31, 2002 amounted to approximately $35,600) payable by CDL. CDL's ability to generate any such net revenues or other net proceeds will in turn depend upon a variety of factors, which may include, among others: (a) a successful resolution (by judgement, settlement or otherwise) of the currently pending PPE Litigation; (b) successful development of a casino at the Raceway (whether owned by the St. Regis Mohawk or another
Native American tribe); (c) the development or financing of real estate owned by CDL; and/or (d) profitable operation or financing of the Raceway. Further, in the event CDL is successful in generating any such net revenues or other net proceeds, the Company's entitlement to receive a portion thereof on account of such economic interests will depend upon the amount of such excess net revenues or other net proceeds that is allocable to the casino and raceway components of CDL's business. In light of the foregoing, no assurance can be given as to whether CDL will generate any such net revenues or other net proceeds or whether the Company will ever realize any return on its investment in the economic interests acquired from Watertone. The $6,934 is included in investment and advances in CDL on the March 31, 2002 balance sheet. Additionally, as part of the proposed transactions, the Company entered into employment agreements with two principals of Watertone, Messrs. Robert Berman and Scott Kaniewski, providing for annual aggregate salaries of $500 (which is subject to deferral under certain circumstances) and options to purchase, at an exercise price of $17.49 per share, up to an aggregate of 180 shares of the Company's common stock (which number of shares will be subject to increase to an aggregate of up to 591 upon shareholder approval).

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

(In thousands, except for per share data)

NOTE 5.  INVESTMENT IN CATSKILL DEVELOPMENT, LLC
(CONTINUED)

  As a consequence of the issuance of shares and the granting of options as part of the transaction with Watertone and the issuance of shares in connection with conversion of the Series B and C Preferred
Stock and of certain indebtedness owed to Bryanston, the Company's flexibility to issue additional equity (for financing purposes, in conjunction with an acquisition or otherwise) without negatively impacting the Company's ability to achieve the maximum benefits associated with the Company's tax loss carryforward may be limited. Additionally, as a consequence of such transactions and related transactions, the Company may be obligated to issue additional shares of common stock, which could result in dilution to current shareholders as well as further limit the Company's flexibility in issuing additional equity (for financing purposes, in conjunction with an acquisition or otherwise) may be limited without negatively impacting the Company's ability to achieve the maximum benefits associated with the Company's tax loss carryforward.

  Upon closing those transactions, before consideration of the ASR fee, the Company's interest in any net revenues derived from CDL's business component related to the casino and wagering operations increased effectively from 40% to approximately 49% and its interest in net revenues derived from the Raceway's parimutuel operation increased effectively from 25% to approximately 37%.

  In April 2002, five (5) former officers or directors of the Company were charged in an indictment with certain allegedly criminal activities. These included: Monty Hundley, who resigned from the Company in March 1995; Howard Zukerman who resigned in April 1997;
Sanford Freedman who resigned in March 1998; Stanley Tollman (father of Brett Tollman) who resigned as Chairman, President and Chief
Executive Officer in February 2002 and James Cutler who resigned in
February 2002. None of the acts they are charged with relate to their roles or activities with the Company, and the Company is not charged with any wrongdoing. However, ownership of Bryanston Group, the Company's principal shareholder and a creditor of the Company, can be associated with Monty Hundley and/or Stanley Tollman through their relationships with its beneficial owners.

  The Company and certain of its affiliates are subject to regulation by various governmental agencies that regulate and license gaming activities. As part of such regulation, the company and its affiliates are generally required to be licensed or otherwise approved in each such jurisdiction, which is in turn generally subject to a determination of suitability with respect to the Company and it affiliates, and their officers, directors and significant investors. For example, the New York Racing Board upon a determination that it is inconsistent with the public interest, convenience or necessity or with the best interests of racing generally that any person continue to be a shareholder (of record or beneficially) in any entity that is licensed to engage in racing activities ro that owns 25% or more of such licensed entity, may direct such shareholder to dispose of its interest in such entity. The Company's
Annual report on Form 10-K for the year ended December 31, 2002, on file with the Securities and Exchange Commission contains additional information concerning state and federal regulation of gaming activities that may affect the Company's gaming related activities in Mississippi or New York. In the event that an officer, director, investor or creditor of a regulated entity or an affiliated entity were not found to be suitable, the license or other approval to conduct gaming activities could be revoked or conditioned upon such officer or director resigning; and in the event any such investor or creditor were not found to be suitable, the license or other approval could be revoked or conditioned upon the divestiture or termination of such investor's or creditor's interests.

  In light of the fact that none of the individual's referred to above who have been charged are currently serving as an officer or director of the Company (or any of its subsidiaries) and the fact that none of the activities they are charged with relate to any action they took as officers or directors of the Company (or any of its subsidiaries) and in view of the ability of the applicable regulatory authorities to require divestiture of interest in licensed gaming entities, management does not believe that such indictments should adversely affect any finding of suitability that has previously been made with respect to the Company or any of its affiliates or that may be required in order for the Company or any of its affiliates to engage in gaming activities in the future.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

(In thousands, except for per share data)


NOTE 6. INVESTMENT IN CASINO VENTURES, L.L.C.

  On July 8, 1999, the Company contributed its inactive vessel, Jubilation, to Casino Ventures. At the time of the contribution, the vessel (including gaming equipment, furniture and other items) had a net book value of $4,149. In exchange, the Company received $150 in cash, a promissory note of $1,350 and a membership interest in Casino Ventures.
The promissory note accrues interest at prime plus one percent with a minimum rate of 8.75%, payable quarterly, with the principal balance due July 8, 2002. Under certain circumstances, the Company's current 93% membership interest in Casino Ventures may be subject to reduction and dilution. The consolidated financial statements of the Company includes the accounts of Casino Ventures until such time as the Company's membership interest decreases to less than 50%. A former director of the Company is a member in Casino Ventures and serves as its General
Manager. That former director advanced funds to Casino Ventures in 2000, 2001 and 2002 that were used for site and vessel improvements. As of March 31, 2002, the loan payable to the former director amounted to $1,683. The loan accrues interest at 8% and matures April 2003. During the three months ended March 31, 2002 and 2001, the Company capitalized $473 and $78 of costs, respectively, related to the refurbishment of the vessel and improvement to its site in Tunica, Mississippi and incurred $9 and $57 of start-up costs, respectively.

  The vessel was used as collateral to obtain funding of $650 towards the aforementioned costs of Casino Ventures (see Note 8) in
1999.   The $650 mortgage is currently in default.  Total interest expense on Casino Venture debt for the three months ended March 31, 2002 and 2001 amounted to $45 and $35, respectively. Pursuant to an amendment agreement effective April 18, 2001, the total maximum borrowings allowed to be collateralized by the vessel is $1,000.

  At March 31, 2002 and December 31, 2001, assets and liabilities of Casino Ventures consisted of the following:

                                 2002        2001
Assets:
  Property and equipment, net    $ 7,536   $ 7,063
  Deposits                            54        54
  Other                               29        59
                                   7,619     7,176
Current liabilities:
  Long-term liability,
    current maturities               683       683
  Accounts payable and accrued
    expenses                       1,098       770
                                   1,781     1,453
Long-term liabilities,
     Long-term debt             $  1,683  $  1,480


NOTE 7. PROPERTY AND EQUIPMENT

  At March 31, 2002 and December 31, 2001, property and equipment in use is comprised of the following:



                                               2002           2001
    Furniture, fixtures and equipment     $      159    $      159

    Less accumulated depreciation
      and  amortization                          150           148
                                          $        9    $       11


ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 (In thousands, except for per share data)


NOTE 7. PROPERTY AND EQUIPMENT (CONTINUED)

  On July 8, 1999, the Company contributed idle equipment to Casino
Ventures (see Note 6). These assets are being held for disposal and are not being depreciated. At March 31, 2002 and December 31, 2001, property and equipment held for disposal is as follows:



                                       2002          2001
 Boat and improvements              $  8,345     $  7,872
 Gaming equipment                      1,944        1,944
 Furniture, fixtures and equipment     1,471        1,471
                                      11,760       11,287
 Less accumulated depreciation
   and  amortization                  (4,224)      (4,224)
                                    $  7,536     $  7,063


       ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                       (Unaudited) (in thousands)

 NOTE 8.  LONG-TERM DEBT AND OTHER NON-CURRENT LIABILITIES

Long-term debt at December 31, 2002 and 2001 was comprised of the following:

                                    Interest
                                    Rate         2002       2001
Related Party Debt
 Loan payable (a). . . . . . . .     4%          $   924    $    1,046

 Loan payable to a former
   director of the Company,
   due in April 2003 . . . . . . . . 8%            1,683         1,480

 Note payable to Bryanston Group,
   Inc. ("Bryanston"),a major
   stockholder, with interest
   payable monthly and principal
   payments, commencing January 1,
   2001, not to exceed $1,000
   per annum, with any unpaid
   balance due at maturity in
   April 2005 (b). . . . .           8%                0         1,407

 Loan payable to Bryanston,
   due on demand,
   including accrued interest
   of $110 and $75 as of
   March 31, 2002 and December 31,
   2001. $1,250 of such amount was
   paid off in April 2002. . . . . . 8%            2,740         2,594

 Loan payable to the Company's
   Chairman, due on demand,
   including accrued interest,
   which was paid in full in April
   2002 . . . . . . . .              8%               91             0

 Accrued compensation (c). . . .                   1,529         1,529

 Other payables and accrued expenses                 303           747
 Total related party debt. . . . . . .             7,270         8,803

 Mortgage note collateralized by the
   Company's inactive vessel (see
   Note 6) with interest payable
   monthly and principal due in
   January 2001. . . .               8%              650          650

 Promissory note payable, due
   on demand. . . . . . .            6%               33           33
                                                   7,953        9,486
 Less amounts included in:
  Liabilities of Casino Ventures
   (see Note 6) . .                                2,366        2,163
  Liabilities to be settled with
   common stock . .                                1,779        3,683
  Related party current portion.                   2,740        2,594
                                                 $ 2,847      $ 4,729


ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
       STATEMENTS   (Continued)
(In thousands, except for per share data)

NOTE 8.  LONG-TERM DEBT AND OTHER NON-CURRENT
LIABILITIES (CONTINUED)

  (a) On July 31, 2000, the Company received a $1,250 loan from the holder of the Company's preferred stock, Series D (see Note 11). Simultaneously with the closing of that loan, the lender also received 12.5 warrants exercisable at a price of $24.00 per share, which expire in July 2003. The loan accrues interest at a rate of 4% per annum, and Bryanston has agreed, subject to certain terms and conditions, to subordinate its entitlement to receive cash dividends in lieu of payment on the preferred stock, Series B and C, owned by it and on the Company indebtedness owed to it to the prior payment of such loan, as well as payments due with respect to the preferred stock, Series D.

  Relative to the $1,250 principal amount of the loan and warrants issued, the Company has allocated approximately $213 as the estimated value of the warrants issued with the loan. This amount is being amortized as additional interest expense and an increase to notes payable over the life of the loan using the effective interest method until such loan is repaid or the warrants are converted into common stock. In the three months ended March 31, 2002, $150 of the principal amount was converted into 15 shares of the Company's common stock. At March
31, 2002, approximately $137 has been amortized and the remaining balance of approximately $76 at March 31, 2002 is reflected as a reduction of the loan payable.

  (b) Bryanston agreed, subject to certain terms and conditions, to subordinate its rights to repayment of principal and to payment of cash dividends to the prior payment of amounts due to the holders of the preferred stock, Series D.

  (c) The Company was obligated under an employment contract with Stanley S. Tollman, its former Chairman and Chief Executive Officer ("CEO"). Under this agreement the Company accrued deferred compensation of $250 per year. The CEO agreed to waive his rights to receive the $250 salary for the 2001 and 2000 years. As of March 31, 2002 and December 31, 2001, the CEO was owed $1,529 of deferred compensation. Further on September 30, 2001, the CEO agreed to be paid only in common stock and rescind any previous conversion agreements.

  Aggregate future required principal payments , exclusive of debt discounts and liabilities to be settled with common stock, of long-term debt are as follows:

     Years Ending March 31:

  2002. . . . . . . .      $    3,514
  2003 . . . . . . .            2,683
                           $    6,197

  Interest expense on related party debt totaled $95 and $59 for the three months ended March 31, 2002 and 2001, respectively.

  The Company has classified $1,832 and $3,683, respectively, as of March 31, 2002 and December 31, 2001 of long-term debt and other liabilities as noncurrent because the creditors have agreed to accept shares of common stock in settlement of the following debt and liabilities:


                                         2002                 2001
  Note to Bryanston                   $        0          $   1,407
  Accrued compensation                     1,529              1,529
  Other payables and accrued expenses        303                747
                                      $    1,832          $   3,683


  In January 2002, the Company issued 238 shares of common stock to settle the note to Bryanston and other liabilities totaling $1,904.

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                (In thousands, except for per share data)

NOTE 9.  COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

  Lease and Other Commitments. The Company is obligated under operating leases relative to real property and equipment expiring through 2003. Future aggregate minimum annual rental payments under all of these leases are as follows:


      Years Ending March 31:
     2003. . . . . . . . . . .  $      342
     2004 . . .                          3
                                $      345


  In December 2001, the Company vacated its office space in New York City. The lease does not expire until 2004. Management is actively seeking a subleasee to offset future rental expense. A liability of $342 is included in accounts payable and accrued expenses as of March
31, 2002 and December 31, 2001, which reflects a provision recorded in 2001 for contingent future rentals on this vacated lease. The Company currently rents office space in Long Island City, New York, on a month-to-month basis. Rent expense, including reimbursement for utilities for the three months ended March 31, 2002, amounted to $2.

  On December 19, 2001, the Company's subsidiary, Alpha
Florida Entertainment, Inc., terminated its lease with Miami-Dade County, in connection with its Ella Star Casino. No provision has been recorded for any future amounts related to any contractual agreements entered into by Alpha Florida Entertainment, L.L.C. ("Alpha Florida LLC") or Alpha Florida Entertainment, Inc., its predecessor.

  On February 12, 2002, the Company's Board of Directors
(the "Board") accepted the resignations of Stanley S. Tollman and one of its other directors. Robert A. Berman was appointed by the Board to fill the vacancy left by Mr. Tollman's retirement and Scott Kaniewski was appointed by the Board to fill the other Board vacancy. The Company entered into employment agreements with Mr. Berman and Mr.
Kaniewski providing for annual salaries of $300 and $200, respectively, payment of which is subject to deferral under certain circumstances. Additionally, each of Mr. Berman and Mr. Kaniewski was granted options to purchase, at an exercise price of $17.49 per share, up to 95 shares of the Company's common stock, which number of shares is subject to be increased to 296 shares for each of Mr. Berman and Mr. Kaniewski, upon shareholder approval.

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

  The Company was named as a defendant in an action brought by Global Trading Group, Inc. in the U. S. District Court for the Northern District of Mississippi. The plaintiff alleged entitlement to a finder's fee arising out of the sale of the Jubilee Casino and sought contractual and compensatory damages of $1,563, punitive damages of $10,000 and costs, attorneys' fees and interest. In March 2002, the Company reached, and recorded on its books, a settlement on this case for approximately $118, of which $53 is to be settled through the issuance of 5 shares of common stock.

  The Company is a party to various other legal actions that have arisen in the normal course of business. In the opinion of the Company's management, the resolution of these other matters will not have a material and adverse effect on the condensed consolidated financial position, results of operations or cash flows of the Company.

    Other Transactions. On May 12, 1998, with shareholder approval granted in September 1999, the Board approved an annual compensation arrangement whereby each of the three outside directors will receive $6 per annum plus, pursuant to the 1998 Stock Option Plan), options to purchase up to 2.5 shares, and an additional 1.5 shares for each committee served upon, of the Company's Common Stock at an exercise price equal to the current market price on the date the option was granted.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

(In thousands, except for per share data)


NOTE 10.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     At March 31, 2002 and December 31, 2001, accounts payable and accrued expenses are comprised of the following:


                                                  2002               2001
     Property and equipment                      $    832          $    557
     Lease (see Note 9 Lease Commitment)              342               342
     Advertising                                      143               143
     Insurance                                        216               216
     Accrued professional fees                        576               546
     Accrued interest                                 349               293
     Other                                            758               443
     Less amounts included in liabilities of
         Casino Ventures (see Note 6)              (1,098)             (770)
                                                 $  2,118           $ 1,770


NOTE 11.  STOCKHOLDERS' EQUITY

Activity

  On June 13, 2001, the Company authorized the settlement of liabilities to Bryanston aggregating $1,904 by agreeing to issue approximately 238 shares of its common stock at a price of $8 per share, which was the closing market price on that date. Such shares were issued in January 2002.

  In March 2002, $158 of debt and accrued interest was converted into 15 shares of the Company's common stock.

  In March 2002, 2.5 shares of the Company's common stock was issued upon the exercise of options.

  In February 2002, the Board of Directors authorized the issuance of 415 shares of common stock in payment of dividends due to holders of preferred stock. The holders of Series B Preferred Stock received 241 common shares and the holders of the Series C Preferred Stock received 174 common shares.

  In February 2002, the Company issued 576 shares of common stock for the benefit of Watertone, and Watertone assigned to the benefit of the Company 47.5% of its economic interest in the casino and horse racing components of the business of CDL (see Note 5).

  In January 2002, the Company issued 622 and 324 shares, respectively, of common stock upon conversion of 777 shares of Series B Preferred Stock and all of the Series C Preferred Stock.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

(In thousands, except for per share data)

NOTE 11.  STOCKHOLDERS' EQUITY (CONTINUED)

Descriptions of Preferred Stock and Dividends

          The Company's Series B Preferred Stock has voting rights of .8 votes per preferred share, is convertible to .8 shares of common stock for each share of preferred stock and carries a liquidation value of $29 per share, a cumulative dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event the dividend is not paid by January 30 next following the year for which such dividend has accrued, the dividend will be payable in common stock. In January 2002, the Company declared and issued dividends on the Series B
Preferred Stock for the 2001 year amounting to 241 shares of the Company's common stock. After the January 2002 common stock issuance, there were no dividends in arrears. Additionally, in January 2002, Bryanston, a major shareholder, converted its 777 shares of the Company's Series B Preferred Stock into 622 shares of the Company's common stock. As of March 31, 2002, dividends in arrears on the remaining 44 shares of the Series B Preferred Stock amounted to approximately $286.

  The Series C Preferred Stock had voting rights of 2.4 votes per preferred share, was convertible into 2.4 shares of common stock and carried a cumulative dividend of $5.65 per share. In January 2002, the Company declared and issued dividends for the 1998, 1999, 2000 and 2001 years amounting to a total of 174 shares of the Company's common stock. Additionally, in January 2002, Bryanston, the sole holder of the Company's Series C Preferred Stock, converted its Series C Preferred Stock into 324 shares of the Company's common stock. As of March 31, 2002, dividends in arrears on the Series C Preferred Stock amounted to approximately $63.

  The Series D Preferred Stock is convertible into shares of the Company's common stock at a conversion price of the lesser of $60 per share or a price based upon the prevailing market price of the Company's common stock, and accrues dividends at a rate of 7% per annum. In the event the preferred stock is not converted into shares of the Company's stock by February 8, 2005, there will be a mandatory redemption at that time, payable in shares of the Company's common stock at the same aforementioned conversion price. The dividends are payable in arrears on the earlier of the date of conversion of a share of Series D Preferred Stock or the date of redemption. At the Company's option, the dividends are payable in the form of cash or shares of the Company's common stock. The maximum aggregate total number of shares of the Company's common stock issuable relative to the conversions and payments of dividends is 3,300 shares, which was attained in November 2001. Accordingly, the dividend rate increased to 15% per annum to be payable in cash in arrears, semi-annually on June
30 and December 31. As of March 31, 2002, the dividends in arrears on the Series D Preferred Stock amounted to approximately $59, of which $41 relates to the three months ended March 31, 2002. The Series D Preferred Stock has no voting rights prior to its conversion into common stock.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the historical condensed consolidated financial condition and results of the operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to such consolidated financial statements included elsewhere in this Form 10-QSB. This Form 10-QSB contains forward-looking statements, which involves risks and uncertainties primarily relative to the speculative nature of the Company's proposed casino development projects and the potential future acquisitions of new business operations, including those that have not yet been identified. The Company's actual results may differ significantly from the results discussed in these forward-looking statements.

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

  On June 15, 2000, Alpha Florida LLC entered into a Charter
Agreement that required that $1,250,000, including the application of a previously issued $400,000 promissory note, be paid towards the completion of construction of the vessel and monthly payments over a three-year period commencing upon completion. The monthly payments were to be $41,000 during the first year and $46,667 during years two and three, with an additional surcharge for each month of the three-year period amounting to one dollar per each passenger during each previous month. At all times during the three-year period, Alpha Florida LLC had the option to purchase the vessel at a cost of $4,500,000, towards which all previous construction payments would be applied. In November 2000, the interior design and construction was completed on the vessel, the Ella Star Casino ("Ella Star"), with the inaugural cruise taking place on November 26, 2000.

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

Results of Operations:

  The following table sets forth the statements of operations for Alpha Florida LLC's Ella Star before intercompany charges and minority interest for the three months ended March 31, 2002 and 2001 (dollar amounts in the table below are in thousands):

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                           2002            2001
 Revenues:                                    (In thousands)
   Casino . . . . . . . . . . . . . .  $         0     $     851
   Food and beverage, retail
      and other . . . . .                        0            37
            Total revenues . . . . . .           0           349

 Operating expenses:
   Casino . . . . . . . . . . . . . .            0           534
   Food and beverage, retail
      and other . . . . .                        0            32
   Selling, general and administrative .        37         1,198
           Total operating expenses . . .       37         1,764

 Other expenses:
   Depreciation and amortization . . .           0           180
            Total other expenses . . . .         0           180

   Loss before intercompany charges and
      minority interest. . . . . .        $    (37)      $(1,056)


  For the three months ended March 31, 2001, the Ella Star had its revenues negatively impacted by the unusually poor winter weather conditions in South Florida. Because of the severe weather, the Ella Star was forced to cancel several cruises and the attendance on the cruises that did sail were negatively impacted because of inclement conditions. To ameliorate the negative impact of poor weather in the future, the Company pulled the vessel out of the water for several days in January
2001 and installed bilge keel stabilizers at a cost of $81,000. The retrofitting of the stabilizers improved the comfort of the passengers during rough weather. Casino expenses, representing 63% of casino revenues, included $258,000 of payroll and related expenses, $145,000 of expenses related to food and beverage provided gratuitously to customers and other expenses of $131,000.

  The continuing general and administrative expenses for the three months ended March 31, 2002 of $37,000 is substantially comprised of payroll and related expenses incurred in terminating operations. Selling, general and administrative expenses for the three months ended March 31, 2001, included $342,000 of payroll and related expenses, $299,000 of advertising and marketing expenses, $388,000 of dock, vessel, equipment and office rental expenses, $150,000 of insurance, utilities, fuel and maintenance costs and the remaining $19,000 for professional fees, office expenses and other miscellaneous general and administrative expenses.

Mississippi:

  On March 2, 1998, the Company sold substantially all of the assets of Alpha Gulf and Greenville Hotel, the Bayou Caddy's Jubilee Casino, the Greenville Hotel and other related assets to Greenville Casino Partners, L.P. ("GCP") and retained a 25% interest (subsequently reduced to approximately 19% for capital call adjustments) and entered into a management contract with GCP. Subsequent to the sale, management was advised that GCP incurred significant operating losses resulting in a substantial working capital deficiency and a partners' deficiency through December 31, 1998. Accordingly, pursuant to its policy on impairment of long-lived assets, the Company adjusted the carrying value of it 19% limited partnership interest in GCP to zero in 1998. The Company was not responsible for any of GCP's liabilities and, accordingly, did not record its share of any of GCP's losses.

  On March 15, 2002, the General Partner of GCP successfully sold the Bayou Caddy's Jubilee Casino to JMBS Casino LLC for
$42,200,000. In April 2002, after the repayment of liabilities, the General Partner distributed approximately $14,000,000 to the Limited Partners, including the Company's share of $2,767,000. An additional $1,000,000 is being held in escrow for 18 months pending any claims the purchaser may make against GCP. The Company's share of such residuals is not recorded on the Company's books since receipt is subject to any such claims and other contingencies.

  In a separate transaction, the Company also sold it's Hotel
Management Agreement for the Greenville Inn and Suites located adjacent to Bayou Caddy's Jubilee Casino, for $510,000, the proceeds of which were received by the Company in March 2002.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations -- Jubilation Lakeshore:

  The Company acquired the Cotton Club of Greenville, Inc.
(d/b/a Cotton Club Casino) on October 26, 1995. The Cotton Club
Casino's operations in Greenville were terminated on October 30, 1995. After its relocation to Lakeshore, the Cotton Club, renamed the Jubilation Casino, reopened for business on December 21, 1995, but closed in August 1996. In August 1998, the Company relocated the casino vessel to Mobile, Alabama, where it was moored at a terminal. On July 8, 1999, the Company contributed the idle gaming vessel to Casino Ventures in exchange for $150,000 cash, a promissory note of $1,350,000 and a membership interest in Casino Ventures. Under certain circumstances, the Company's current 93% membership interest in Casino Ventures may be subject to reduction and dilution. The consolidated financial statements of the Company will include the amounts of Casino Ventures until such time as the Company's membership interest decreases to less than 50%. See "Future Operations" for a discussion of Casino Ventures' operating plan for the vessel.

  The continuing costs incurred during each of the three months ended March 31, 2002 and 2001 amounted to $8,000 of warehousing costs.

Future Operations

General:

  The Company currently serves as a holding company and a vehicle to effect acquisitions, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination (a "Business Combination") with an operating business (an "Business"). The business objective of the Company will be to effect a Business
Combination with an Business that the Company believes has steady profitability potential. The Company intends to seek to utilize available cash, equity, debt or a combination thereof in effecting a Business Combination. While the Company may, under certain circumstances, explore possible Business Combinations with more than one prospective Business, in all likelihood, until other financing provides additional funds, or its development stage projects progress, the Company may be able to effect only a single Business Combination in accordance with its business objective, although there can be no assurance that any such transaction will be effected.

Casino Ventures:

  As discussed above, the Company, through its subsidiary, Jubilation Lakeshore, contributed its inactive gaming vessel, Bayou Caddy's Jubilation Casino ("Jubilation") to Casino Ventures in exchange for various consideration. Under certain circumstances, the Company's current 93% interest in Casino Ventures may be subject to dilution or other reduction. Matthew Walker ("Mr. Walker"), a former director of the Company, is a member in Casino Ventures and serves as its General Manager.

  The Jubilation vessel has been relocated to Mhoon Landing in
Tunica, Mississippi ("Tunica"), where it is anticipated it will be
refurbished and operated as a gaming vessel.   To fund such costs, Casino
Ventures was loaned $202,000, $876,000 and $605,000 from Mr. Walker in 2002, 2001 and 2000, respectively, $172,000 from the Company in 2000 and $29,000 and $4,000 in 2001 and 2000, respectively, from the holder of a $650,000 mortgage on the vessel. The $650,000 mortgage is currently in default. An additional $550,000 and $350,000, respectively, was received by Casino Ventures in the years 2001 and 2000, respectively, as future equity investments. During the three months ended March 31, 2002 and 2001, the Company capitalized $473,000 and
$78,000, respectively, of costs related to the relocation and refurbishing of the vessel and improvements

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Casino Ventures (Continued):

to its redeployment site in Tunica. An additional $9,000 and $57,000 of start-up costs were incurred for the three months ended March 31, 2002 and 2001, respectively. The Company is not required to make any further capital contributions to Casino Ventures.

  On January 18, 2001, Casino Ventures received site approval for the casino in Mhoon Landing from the Mississippi Gaming
Commission. If the project is completed as approved, the casino will be supported by enhanced existing land-based infrastructure, including restaurant and lodging facilities, as well as the requisite back of house service areas.

  Casino Ventures' interest expense for the three months ended
March 31, 2002 and 2001, not eliminated in consolidation, amounted to $45,000 and $35,000, respectively . This was substantially attributable to interest on $650,000 mortgage note payable secured by the vessel and on the loans from Mr. Walker.


Liquidity and Capital Resources

  For the three months ended March 31, 2002, the Company had net cash used in operating activities of $167,000. The net cash used was the result of a net income of $2,495,000 adjusted for the gain on the sale of investment and related contract of $3,277,000, depreciation and amortization of $9,000, minority interest of $8,000, interest amortized on loan discount $28,000 and a net decrease in working capital of $586,000. The decrease in working capital consisted primarily of a net decrease in other current assets of $19,000, an increase in accounts payable and other accrued expenses and other current liabilities of $505,000 and an increase in payroll and related liabilities of $62,000.

  Cash provided by investing activities of $37,000 consisted of $510,000 of proceeds from the sale of investments and related management contract and $473,000 of payments for property and equipment.

  Cash provided by financing activities of $416,000 was attributable to $405,000 of proceeds from related party long-term debt and $11,000 from the exercise of stock options.

  The Company has a working capital deficit of $3,789,000 at March
31, 2002. In addition, Casino Ventures, a subsidiary of the Company, is in default of a mortgage on its gaming boat.

  The Company currently has no operations. Future liquidity could come from a debt or equity offering, future acquisition of new business operations, future monitzation of remaining assets or certain tax attributes or resolution of the current litigation (see Note 5 to the financial statements).

  If the Company is unable to secure the required funding or other liquidity generating transaction on a timely basis, it could have a material adverse effect on the Company's ability to continue as a going concern.

  The Company condensed consolidated financial statements have been presented on the basis that the Company is a going concern. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern.

  Although the Company is subject to continuing litigation, the ultimate outcome of which cannot presently be determined, management believes any additional liabilities that may result from pending litigation in excess of insurance coverage will not be in an amount that will materially increase the liabilities of the Company as presented in the attached consolidated financial statements.

  On April 30, 2002, the Financial Accounting Standards Board issued Statement 145 which, among other things, limits the classification of gains and losses from extinguishment of debt. The Company does not expect provisions of this statement to have a significant effect on the Company's financial position or operating results.

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

 PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  Reference is made to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 filed on or about May 21, 2002 with the Securities and Exchange Commission and Forms 8-K filed on April 18, 2002 and May 1, 2002, pertaining to litigation regarding Mohawk Tribal Government, Mohawk Tribal leadership dispute and status of agreements with the Mohawk Tribe.

  In January 1996, the Company was named as a defendant in an action based on the theory of "liquor liability" for the service of alcohol to a customer. The case was settled in 2002 with funds substantially provided by the Company's insurance carrier.

  The Company was named as a defendant in an action brought by Global Trading Group, Inc. in the U. S. District Court for the Northern District of Mississippi. The plaintiff alleged entitlement to a finder's fee arising out of the sale of the Jubilee Casino and sought contractual and compensatory damages of $1,563, punitive damages of $10,000 and costs, attorneys' fees and interest. In March 2002, the Company reached a settlement on this case for approximately $118.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

  None

b)   Reports on Form 8-K

  1. February 12, 2002, reporting a change in Alpha's certifying accountants

  2. February 26, 2002, reporting an agreement between Alpha and Watertone Holding, LP pursuant to which Alpha acquired a portion of Watertone's economic interests in the casino and racetrack business components of the proposed casino project at the Monticello Raceway.

  3. April 18, 2002, reporting the sale of casino interests in Greenville, Mississippi; developments regarding the New York State video lottery program; status of litigation regarding Mohawk tribal government; and proceedings involving former directors and officers.

  4. May 1, 2002, reporting the execution of an irrevocable proxy and voting agreement between Alpha's Chairman and Chief
     Executive Officer, Robert A. Berman, and Bryanston Group,
     Inc.

            ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 20, 2002           /s/ ROBERT A. BERMAN
                                  Robert A. Berman
                                  Chairman and Chief Executive Officer




Dated: May 20, 2002          /s/ ROBERT STEENHUISEN
                                 Robert Steenhuisen
                                 Chief Accounting Officer