Form 10-K/A
period 2001-12-31
ALPHA HOSPITALITY CORP
filed 2002-05-22
CIK 906780

U.S. SECURITIES AND EXCHANGE COMMISSION
        Washington, D.C.  20549

              FORM 10-K/A

              (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

    For the year ended December 31, 2001.

(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 (No Fee Required)

    For the transition period from                        to

             Commission file number     1-12522

     Alpha Hospitality Corporation
(Name of registrant as specified in its charter)

           Delaware                                          13-3714474
       (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)               Identification No.)

      707 Skokie Boulevard Suite 600 Northbrook, IL  60062
      (Address of principal executive offices)       (Zip Code)

             Issuer's telephone number      (847) 418-3804

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

     The aggregate market value on April 1, 2002 of the voting stock held by non-affiliates computed based on the average bid and asked prices of such stock on that date was approximately $14,500,000

     As of May 16, 2002, 4,829,503 shares of Common Stock, $.01 par value, were issued and outstanding.


DOCUMENTS INCORPORATED BY REFERENCE

                    None



Transitional Small Business Disclosure Format:

          Yes                                        No   X

The Exhibit Index is located on Page 39.

AMENDMENT NO. 1 ON FORM 10-K FILED BY ALPHA HOSPITALITY CORPORATION ON APRIL 1, 2002
     The following items amend the Annual Report on Form 10-K filed by Alpha Hospitality Corporation (the "Company"), as permitted by rules and regulations promulgated by the Securities and Exchange Commission. That Form 10-K is hereby amended and restated to insert those Items as set forth herein. All capitalized terms used herein by not defined shall have the meanings ascribed to them in Form 10-K.

ITEM 1.  BUSINESS

General

     Alpha Hospitality Corporation (the "Company") was incorporated in Delaware on March 19, 1993, and its subsidiaries Alpha
Gulf Coast, Inc.  ("Alpha Gulf") was incorporated in Delaware on May
4, 1993, Jubilation Lakeshore, Inc. ("Jubilation Lakeshore") was incorporated in Mississippi on December 8, 1992, Alpha Missouri, Inc.
("Alpha Missouri") was incorporated in Delaware on March 17, 1996,
Alpha Monticello, Inc.  ("AMI") was incorporated in Delaware on May
30, 1997, Alpha Rising Sun, Inc. ("Alpha Rising Sun") was incorporated in Delaware on August 6, 1993, Alpha St. Regis, Inc.
("Alpha St. Regis") was incorporated in Delaware on June 24, 1994,
Alpha Greenville Hotel, Inc. ("Greenville Hotel") was incorporated in Delaware on February 27, 1997, Alpha Entertainment, Inc. ("Alpha Entertainment") was incorporated in Delaware on March 12, 1997,
Alpha Florida Entertainment, Inc. ("Alpha Florida") was incorporated in Florida on May 26, 1998, and in October 2000 was merged into Alpha
Florida Entertainment, L.L.C. ("Alpha Florida LLC"), a limited liability company formed in Florida on October 19, 2000 ( Alpha Florida and
Alpha Florida LLC, collectively, hereinafter will be referred to as "Alpha Florida LLC"). Alpha Peach Tree Corporation ("Alpha Peach
Tree") was incorporated in Delaware on March 16, 1999, Casino
Ventures, L.L.C. ("Casino Ventures") was formed as a limited liability company in Mississippi on June 6, 1999, and Alpha Casino Management
Inc. ("ACM") was incorporated in Delaware on June 26, 2000. As used herein, the term "Company" includes Alpha Hospitality Corporation and such of its subsidiaries as the context requires. The Company's principal executive offices are located at 707 Skokie Boulevard, Suite 600, Northbrook, Illinois, 60062 and its telephone number is (847) 418-3804.

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

            The Company and certain members of CDL have spent
considerable amounts of money in purchasing the Raceway and pursuing the development of a Native American casino on a portion of the
Raceway property.   These contributions must be repaid before any
earnings would be available for distribution to the Company. As of December 31, 2001, the aggregate amount needed to satisfy the payment of priority returns to CDL and obligations to certain members of CDL was approximately $40,429,000. Under the CDL operating agreement, member's capital contributions are entitled to a cumulative annual preferred return of ten percent (10%) per annum from the date of any such contribution, compounded at the end of each fiscal year. As of December 31, 2001, the Company's preferred capital balance is approximately $3,968,000 out of a total preferred capital balance for all the members of approximately $34,227,000. Currently, the Company has capitalized approximately $2,492,000 of these capital contributions on its balance sheet (on a cost basis). These preferred capital balances are subordinate to a mortgage which, at December 31, 2001, is approximately $6,202,000. Currently, any cash flow from the operations of the Raceway are being retained by CDL for working capital purposes and to fund litigation and development expenses in conjunction with other potential gaming operations at the track. As a result, the Company is not expected to receive any distributions from CDL with respect to its interests in CDL (other than with respect to its preferred capital contributions and interest thereon), until CDL has achieved additional net revenues sufficient to discharge the payment of these priority returns.

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

ITEM 6.  SELECTED FINANCIAL DATA
                (Dollars in thousands, except per share amounts)

     Years ended December 31, 2001, 2000, 1999, 1998 and  1997


                         2001        2000        1999      1998        1997
Revenues              $  3,115     $   872     $   185   $   5,424  $   31,633
Loss from
    continuing
    operations        $ (9,477)    $  (647)    $ (5,763) $ (13,399) $   (1,774)
Loss per common
     share from
     continuing
     operations,
     basic and
     diluted          $  (4.02)   $   (.04)    $   (.34) $  (1.09)  $     (.23)


                                             December 31,
                         2001        2000        1999       1998       1997

Total assets          $ 10,388    $ 13,533     $  8,128  $ 10,196   $   29,993
Long-term debt        $  6,476    $  5,767     $  1,407  $  2,108   $    8,088
Stockholders' equity
     (deficit)        $ (2,942)   $  3,576     $  2,761  $  5,163   $    8,833




See Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF
THE COMPANY

Casino Operations And Gaming Activities

Ella Star:

  On May 7, 1999,  Alpha Florida LLC was notified by Miami-
Dade County (the "County") that it had received the final approval on a lease to dock and operate a day cruise vessel out of the County's Haulover Beach Park and Marina adjacent to Bal Harbour, Florida. The exclusive lease was for five years. The County could renew this exclusive agreement for two periods of five years each. For this exclusivity, Alpha Florida LLC agreed to pay the County a minimum guaranteed monthly base rent, a per-passenger fee and a percentage of retail merchandise sold in the facility. The lease commenced on November 26, 2000, the date of the vessel's inaugural cruise.

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

Results of Operations:

  The following table sets forth the statements of operations for Alpha Florida LLC's Ella Star before intercompany charges, minority interest and pre-opening expenses for the years ended December 31, 2001 and 2000 (dollar amounts in the table below are in thousands):


                                                       2001           2000
      Revenues:
          Casino . . . . . . . . . . . . . . . .   $   2,898       $     324
          Food and beverage, retail and other. .          73              25
          Other . . . .                                   58
            Total revenues . . . . . . . . . . .       3,029             349

     Operating expenses:
          Casino . . . . . . . . . . . . . . . .       1,737             215
          Food and beverage, retail and other. .          70              26
          Selling, general and administrative. .       4,259             796
          Interest. . .                                   40
            Total operating expenses . . . . . .       6,106           1,037

     Other expenses:
          Depreciation and amortization . . . . .        720              70
            Total other expenses . . . .. . . . .        720              70


     Loss before intercompany charges, minority
          interest, loss on abandonment of asset
          and pre-opening expenses                   $(3,797)        $  (758)


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

            The Company and certain members of CDL have spent
considerable amounts of money in purchasing the Raceway and pursuing the development of a Native American casino on a portion of the
Raceway property.   These contributions must be repaid before any
earnings would be available for distribution to the Company. As of December 31, 2001, the aggregate amount needed to satisfy the payment of priority returns to CDL and obligations to certain members of CDL was approximately $40,429,000. Under the CDL operating agreement, member's capital contributions are entitled to a cumulative annual preferred return of ten percent (10%) per annum from the date of any such contribution, compounded at the end of each fiscal year. As of December 31, 2001, the Company's preferred capital balance is approximately $3,968,000 out of a total preferred capital balance for all the members of approximately $34,227,000. Currently, the Company has capitalized approximately $2,492,000 of these capital contributions on its balance sheet (on a cost basis). These preferred capital balances are subordinate to a mortgage which, at December 31, 2001, is approximately $6,202,000. Currently, any cash flow from the operations of the Raceway are being retained by CDL for working capital purposes and to fund litigation and development expenses in conjunction with other potential gaming operations at the track. As a result, the Company is not expected to receive any distributions from CDL with respect to its interests in CDL (other than with respect to its preferred capital contributions and interest thereon), until CDL has achieved additional net revenues sufficient to discharge the payment of these priority returns.

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

            As discussed in Note 2 to the audited financial statements, there is substantial doubt about the Company's ability to continue as a going concern. The Company currently has no operations. It has incurred an accumulated deficit and current net losses of approximately $95,173,000 and $9,477,000, respectively, used approximately $3,950,000 in operations during 2001 and has a working capital deficit (excluding a payable to Casino Ventures, which is not expected to be paid by the
Company during the next twelve months) of approximately $4,615,000 at December 31, 2001.  In March 2002, the Company sold its investment in GCP, along with its related supervisory management contract, for an
aggregate amount of approximately $3,000,000.    In April 2002, the
Company used a portion of the proceeds to pay $1,250,000 of the loan payable to Bryanston, a major stockholder. The Company also anticipates the receipt of funds in 2002 relative to the complete or partial liquidation in its interest in Casino Ventures. In addition, the Company continues to consider issuing equity securities to meet working capital requirements and to acquire businesses that will enhance the Company's operations and take advantage of its net operating loss carry-forwards. Future liquidity could also come from the resolution of the PPE
Litigation.

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

New Pronouncements:
            In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS
No. 142 "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill will be evaluated against the new criteria and may result in certain amounts initially recorded as goodwill being separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under such approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to operations only in periods in which the recorded value of goodwill and intangibles exceeds it fair value. The statements are fully effective
January 1, 2002.   The provisions of the statements are not expected to
have a significant effect on the Company's financial position or operating results.

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

              Independent Auditors' Reports

              F-1, F-2

              Consolidated Balance Sheets

              F-3

              Consolidated Statements of Operations

              F-4

              Consolidated Statements of Stockholders' Equity

              F-5

              Consolidated Statements of Cash Flows

              F-6

              Notes to Consolidated Financial Statements

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


ALPHA HOSPITALITY CORPORATION

By: /s/    Scott A. Kaniewski
           Scott A. Kaniewski

Title:     Executive Vice President of Finance and Development


Date:      May 22, 2002



By:  /s/   Robert Steenhuisen
           Robert Steenhuisen
Title:     Chief Accounting Officer

Date:      May 22, 2002

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

            As discussed further in Note 2, subsequent to March 20, 2002, the date of our original report, the company paid $1,250,000 of a loan payable to major stockholder. As of March 31, 2002, based on its unaudited financial statements, the Company had no operations and its current liabilities exceeded its current assets by over $3,800,000. Additionally, the Company is in default on a mortgage on certain property. These factors, which are described in Note 2, create a substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Friedman Alpren & Green LLP
New York, New York

March 20, 2002, except for the first paragraph of Note 2 and the first schedule of Note 8, as to which the date is April 5, 2002.

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


       /s/Rothstein, Kass & Company, P.C.

Roseland, New Jersey
February 23, 2001

         ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                   December 31, 2001 and 2000
           (In thousands, except for per share data)

                                             2001           2000
                            ASSETS
CURRENT ASSETS:
     Cash                             $        20       $  1,263
     Other current assets                      56            696
       Total current assets                    76          1,959

PROPERTY AND EQUIPMENT, net                    11          2,311

INVESTMENT AND ADVANCES IN CATSKILL
    DEVELOPMENT, LLC                        2,947          2,503

ASSETS OF CASINO VENTURES, including
    idle property and
    equipment of $7,063 and $6,373          7,176          6,448

DEPOSITS AND OTHER ASSETS                     178            312
                                        $  10,388      $  13,533

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
    Related party debt                  $   2,594      $      --
    Accounts payable and accrued
       expenses                             1,770           1,329
    Accrued payroll and related
       liabilities                            229             178
    Current liabilities of Casino
       Ventures                             1,453           1,597
       Total current liabilities            6,046           3,104

LONG-TERM RELATED PARTY DEBT,
     including accrued interest             1,046           4,003

LONG-TERM RELATED PARTY LIABILITIES
    OF CASINO VENTURES                      1,480             804

OTHER LIABILITIES                             267             960

LIABILITIES TO BE SETTLED WITH COMMON
    STOCK                                   3,683              --

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                             808           1,086

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock, $.01 par value,7,500 shares
   authorized, 2,629 and 2,075 issued and
   outstanding in 2001 and 2000,
   respectively                                26              20
     Preferred stock, 5,000 shares
     authorized $.01 par value;
     Series B, 821 issued and outstanding       8               8
     Series C, 135 issued and outstanding       1               1
     Series D, 1 and 2 issued and
          outstanding in 2001 and 2000,
          respectively                          0               0
     Capital in excess of par value        92,196          86,146
     Accumulated deficit                  (95,173)        (82,599)
       Total stockholders' equity
         (deficiency)                      (2,942)          3,576
                                        $  10,388       $  13,533

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

                                                                                     Common
                 Preferred Stock    Preferred Stock   Preferred Stock                Capital in   Stock
                    Series B          Series C          Series D       Common Stock  Excess of    To be  Accumulated
                 Shares   Amount   Shares   Amount  Shares   Amount  Shares  Amount  Par Value    Issued Deficit
Balances,
  January 1, 1999  821        8       135         1                    1,518     15    72,508       2,861  (70,230)
Common stock
  issued in
  settlement
  of preferred
  stock dividend
  payable . . .                                                          160      2     2,859      (2,861)
Common stock
  issued from
  exercise
  of warrants. .                                                           2               60
Common stock to
  be issued in
  settlement of
  certain
  liabilities. .                                                                                       50
Stock compensation
  to employees. .                                                                       3,251
Net loss. . . . .                                                                                                   (5,763)
Balances, December
  31, 1999. . . . 821       8        135         1                     1,680     17    78,678          50          (75,993)
Preferred stock
  issued in private
  placement    . .                                        4       0                     3,867
Preferred stock
  converted to
  common stock. .                                        (2)             139      1        (1)
Common stock
  issued from
  exercise of
  options. . . .                                                          14              148
Preferred stock
  dividend payable
  in common
  stock. . . .                                                           239      2     6,192                       (6,194)
Common stock issued
  in settlement
  of certain
  liabilities  . .                                                         3               50       (50)
Warrant issued   . .                                                                        213
Stock compensation
  to employees. . .                                                                    (3,251)
Compensation expense,
  services
  contributed . . .                                                                       250
Net loss . . . . . .                                                                                                  (412)
Balances, December
  31, 2000. . . . . 821      8        135        1        2       0    2,075     20    86,146         0            (82,599)
Preferred stock
  dividend
  payable in
  common stock . .                                                       317      3     3,094                       (3,097)
Stock compensation
  to employees. . .                                                                     2,594
Common stock issued
  from exercise of
  stock options . .                                                       29      1        10
Preferred stock
  converted to
  common stock . . .                                     (1)             191      2        (2)
Long term debt
  converted to
  common stock . . .                                                      17              104
Compensation expense
  services
  contributed . . .                                                                       250
Net loss . . . .                                                                                                    (9,477)
Balances, December
  31, 2001. . . . 821  $   8         135    $    1        1    $   0   2,629   $ 26   $92,196    $    0          $ (95,173)


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

SUPPLEMENTAL SCHEDULES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

  Increase in other liabilities
   related to an investment
   in real property which the Company
   received from an affiliate . . . . .              $    456

  Issuance of stock warrants with debt.              $    213

  Common stock issued in
   conversion of long-term debt . . ..  $      104

  Increase in other current assets
   related to receivable from sale
   of equipment. . . . . .                           $    35

  Common stock issued in settlement
   of preferred stock dividends . . .   $    3,097   $ 6,194   $ 2,861





      See accompanying notes to consolidated financial statements

   ALPHA HOSPITALITY CORPORATION AND
             SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

Note 1. Nature of Business

    Alpha Hospitality Corporation (the "Company") incorporated in Delaware on March 19, 1993, is engaged in the development and operation of gaming operations in New York, Mississippi and Florida.
In November 2001, the Company ceased operating its gaming day cruise vessel operating in Florida. The Company is pursuing additional gaming-related and other opportunities. Its major effort is investing in the development and management of a potential casino in Monticello, New York

Note 2. Going Concern

    The Company has sustained net losses over the past few years and, at December 31, 2001, had a net working capital deficit, of $3,376. In addition, Casino Ventures, a subsidiary of the Company, is in default of a mortgage on its gaming boat. The Company also had ceased operations of it gaming boat in Florida and has no other operations. Finally, on April 5, 2002, the Company paid $1,250 of the loan payable to Bryanston, a major stockholder, out of the proceeds of the sale of its interest in Greenville casino Partners, LP ("GCP"). Its main activity, the development of its interest in a proposed casino in Monticello, New York, is discussed in Note 5.

    Management is vigorously pursuing the litigation relative to the development of a casino in Monticello, New York and is raising funds by selling its inactive properties (see Note 4). In March 2002, the Company sold its 19% interest in GCP and related management contract for a gain of approximately $3,000. The Company has received $500 in cash and anticipates receiving the remaining $2,500 in April 2002.

    The Company anticipates issuing equity securities to meet working capital requirements and acquire businesses that will enhance the Company's operations and also take advantage of its net operating loss carryforwards.

    The Company's consolidated financial statements have been presented on the basis that the Company is a going concern.
Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern.

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

    The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-
Lived Assets and for Long-Lived Assets to be Disposed Of", and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations". This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company has not yet determined the effect of this statement on its financial position or operating results.

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

   ALPHA HOSPITALITY CORPORATION AND
             SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
             - (Continued)
(In thousands, except for per share data)

Note 5. Investment in Catskill Development, LLC (CONTINUED)

            The Company and certain member of CDL have spent
considerable amounts of money in purchasing the Raceway and
pursuing the development of a Native American casino on a portion
of the Raceway property.   These contributions must be repaid before
any earnings would be available for distribution to the Company. As of December 31, 2001, the aggregate amount needed to satisfy the payment of priority returns to CDL and obligations to certain members of CDL was approximately $40,429. Under the CDL operating agreement, member's capital contributions are entitled to a cumulative annual preferred return of ten percent (10%) per annum from the date of any such contribution, compounded at the end of each fiscal year.
As of December 31, 2001, the Company's preferred capital balance is approximately $3,968 out of a total preferred capital balance for all the members of approximately $34,227. Currently, the Company has capitalized approximately $2,492 of these capital contributions on its balance sheet (on a cost basis). These preferred capital balances are subordinate to a mortgage which, at December 31, 2001, is approximately $6,202. Currently, any cash flow from the operations of the Raceway are being retained by CDL for working capital purposes and to fund litigation and development expenses in conjunction with other potential gaming operations at the track. As a result, the Company is not expected to receive any distributions from CDL with respect to its interests in CDL (other than with respect to its preferred capital contributions and interest thereon), until CDL has achieved additional net revenues sufficient to discharge the payment of these priority returns.

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


           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

              (In thousands, except for per share data)

 Note 8. Long-Term Debt and Other Non-Current Liabilities

Long-term debt at December 31, 2001 and 2000 was comprised of the following:


                                          Interest
                                          Rate         2001         2000
Related Party Debt
     Loan payable (a). . . . .             4%     $   1,046     $    1,066

     Loan payable to a director
      of the Company,
      due in April 2003. . . . .           8%         1,480            804

     Note payable to Bryanston Group,
      Inc. ("Bryanston"),
      a major stockholder, with
      interest payable monthly
      and principal payments,
      commencing January 1, 2001,
      not to exceed $1,000 per annum,
      with any unpaid balance due at
      maturity in April 2005 (b). . . . .  8%         1,407          1,407

     Loan payable to Bryanston,
      due on demand.  On April 5,
      2002, the Company paid $1,250
      of this loan, including accrued
      interest. . . . . .                  8%         2,594             --

     Accrued compensation (c). . . .                  1,529          1,530

     Other payables and accrued
      expenses . . . . .                                747             --
       Total related party debt. . . .                8,803          4,807

    Mortgage note collateralized by
     the Company's inactive vessel
     (see Note 6) with interest payable
     monthly and principal due in
     January 2001 . . . . .               8%            650            650

    Promissory note payable,
     due on demand . . . . . .            6%             33             29
                                                      9,486          5,868
     Less amounts included in
      liabilities of Casino
      Ventures (see Note 6). . . .                    2,363          1,483
                                                    $ 7,123      $   4,003


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

Note 9. Commitments, Contingencies and Related Party
Transactions

     Lease Commitments. The Company is obligated under operating leases relative to real property and equipment expiring through 2003. Future aggregate minimum annual rental payments under all of these leases are as follows:

       Years Ending December 31:
       2002. . . . . . . . . .$      342
       2003. . . . . . . . . .        11
                              $      353

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

Note 14. Unaudited Quarterly Data

                              First     Second    Third     Fourth
                              Quarter   Quarter   Quarter   Quarter
       2001
        Total revenue.       $    982   $  1,313  $   681   $   139
        Net loss . . . .     $ (1,346)  $   (737) $(1,346)  $(6,048)
        Net loss applicable
            to common shares $ (1,346)  $ (3,834) $(1,346)  $(8,740)
        Net loss per common
            share. . . . . . $   (.65)  $  (1.59) $  (.55)  $ (3.70)


       2000
        Total revenue. . . . $     36   $     52  $   132   $   652
        Net loss
        Net loss applicable
            to common shares $   (129)  $ (4,444) $  (120)  $(1,913)
        Net loss per common
            share. . . . . . $   (.10)  $  (2.60) $  (.10)  $  (.70)


SCHEDULE II

           ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                  VALUATION AND QUALIFYING ACCOUNTS
            Years Ended December 31, 2001, 2000 and 1999
                           (In thousands)




                                        Additions
                             Balance at Charged to Charged             Balance
                             Beginning  Costs and  to Other            at End
     Description             of Year    Expenses   Accounts Deductions of Year
Year Ended December
 31, 1999:                  $    635        --        --        --       635
   Allowance for doubtful
     accounts

Year Ended December
 31, 2000:                  $    635        --        --        --       635
   Allowance for doubtful
     accounts

Year Ended December
 31, 2001:                  $    635        --        --       635         0
   Allowance for doubtful
      accounts

Year Ended December
 31, 1999:                  $     --       250        --        --       250
   Allowance for doubtful
      note

Year Ended December
 31, 2000:                  $    250        --        --        --       250
   Allowance for doubtful
     note

Year Ended December
 31, 2001:
   Allowance for doubtful
     note                   $    250        --        --      250         0
