Form 10QSB
period 2002-06-30
ALPHA HOSPITALITY CORP
filed 2002-08-14
CIK 906780

U. S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB



X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002



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


      707 Skokie Boulevard, Suite 600, Northbrook, IL 60062
            (Address of principal executive offices)


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

   Yes    X        No


              APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 13, 2002


   Common Stock, $0.01 par value: 4,862,003 shares

   Transitional Small Business Disclosure Format (Check One)
          Yes       No  X

         ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                              INDEX




PART I                         FINANCIAL INFORMATION           PAGE NO.

Item 1.   Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets as of June 30, 2002 and
            December 31, 2001                                       1

  Condensed Consolidated Statements of Operations for the
            Six Months Ended June 30, 2002 and 2001                 2

  Condensed Consolidated Statements of Operations for the
            Three Months Ended June 30, 2002 and 2001               3

  Condensed Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2002 and 2001                 4-5

   Notes to Condensed Consolidated Financial Statements             6-21

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                               22-25




PART II               OTHER INFORMATION

Item 1.   Legal Proceedings                                         26

Item 6.   Exhibits and Reports on Form 8-K                          26

          Signatures                                                27




All items that are not applicable or to which the answer is negative have been omitted from this report.

         ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

             CONDENSED CONSOLIDATED  BALANCE SHEETS
              (in thousands, except per share data)


                                          June 30,    December 31,
                                            2002          2001
                                        (Unaudited)    (Audited)
                             ASSETS
CURRENT ASSETS:
  Cash                                    $    857     $    20
  Other current assets                          53          56
     Total current assets                      910          76

PROPERTY AND EQUIPMENT, net                      9          11

INVESTMENT AND ADVANCES IN
  CATSKILL DEVELOPMENT, LLC                  9,881       2,947

ASSETS OF CASINO VENTURES, including
  idle property and
  equipment of $7,671 and $7,063             7,731       7,176

DEPOSITS AND OTHER ASSETS                       22         178
                                          $ 18,553  $   10,388

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Related party debt                      $  1,521  $    2,594
  Accounts payable and accrued expenses      1,768       1,715
  Accrued payroll and related liabilities      203         229
  Current liabilities of Casino Ventures     3,658       1,453
     Total current liabilities               7,150       5,991

LONG-TERM RELATED PARTY DEBT, including
   accrued interest                          1,014       1,101

LONG-TERM RELATED LIABILITIES OF
   CASINO VENTURES                              --       1,480

OTHER LIABILITIES                               --         267

RELATED PARTY LIABILITIES TO BE
 SETTLED WITH COMMON STOCK                   1,529       3,683

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                              790         808

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock, $.01 par value,
   7,500 shares authorized, 4,862
   and 2,629 issued and outstanding
   in 2002 and 2001, respectively               49          26
  Preferred stock, 5,000 shares authorized:
     Series B, $.01 par value, 44 and
     821 issued and outstanding
     in 2002 and 2001, respectively              0           8
     Series C, $.01 par value, 135
     issued and outstanding in 2001              0           1
     Series D, $.01 par value, 1 issued
     and outstanding in both 2002 and 2001       0           0
  Capital in excess of par value           107,325      92,196
  Accumulated deficit                      (99,304)    (95,173)
     Total stockholders' equity              8,070      (2,942)
                                          $ 18,553   $  10,388


   See accompanying notes to condensed consolidated financial statements

         ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
           (in thousands, except  for per share data)


                                              Six Months Ended
                                                  June 30,
                                              2002        2001
REVENUES:
  Casino                                   $     --       $ 2,082
  Food and beverage, retail and other            --           215
                                                 --         2,297

COSTS AND EXPENSES:
  Casino                                         --         1,033
  Food and beverage, retail and other            --            52
  Selling, general and administrative         1,380          3073
  Depreciation and amortization                  15           385
  Interest                                      237           180
  Pre-opening and development costs              24            88
     Total    costs   and   expenses          1,656         4,811

OTHER INCOME, gain on sale of investment
   and related management contract            3,277            --

NET INCOME (LOSS) BEFORE MINORITY INTEREST    1,621        (2,514)

MINORITY INTEREST                                18           431

NET INCOME (LOSS)                             1,639        (2,083)

DIVIDENDS ON PREFERRED STOCK                    458         3,097

NET INCOME (LOSS) APPLICABLE TO
  COMMON SHARES                               1,181        (5,180)

WEIGHTED AVERAGE COMMON SHARES BASIC          4,364         2,244

WEIGHTED AVERAGE COMMON SHARES DILUTED        4,933         2,244

EARNINGS (LOSS) PER COMMON SHARE:
  BASIC                                    $    .27   $     (2.31)

  DILUTED                                  $    .24   $     (2.31)



   See accompanying notes to condensed consolidated financial  statements

         ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
           (in thousands, except  for per share data)


                                             Three Months Ended
                                                  June 30,
                                              2002        2001
REVENUES:
  Casino                                  $      --    $ 1,231
  Food and beverage, retail and other            --         84
                                                 --      1,315

COSTS AND EXPENSES:
  Casino                                         --        499
  Food and beverage, retail and other            --         20
  Selling, general and administrative           748      1,368
  Depreciation and amortization                   6        194
  Interest                                       97         86
  Pre-opening and development costs              15         31
     Total costs and expenses                   866      2,198

NET INCOME (LOSS) BEFORE MINORITY INTEREST     (866)      (883)

MINORITY INTEREST                                10        146

NET INCOME (LOSS)                              (856)      (737)

DIVIDENDS ON PREFERRED STOCK                     68      3,097

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES  (924)    (3,834)

WEIGHTED AVERAGE COMMON SHARES;
  BASIC AND DILUTED                           4,840      2,411

EARNINGS (LOSS) PER COMMON SHARE;
  BASIC AND DILUTED                         $  (.19)   $ (1.59)



   See accompanying notes to condensed consolidated financial statements

         ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)

                                                      Six Months Ended
                                                           June 30,
                                                        2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $ 1,639   $   (2,083)
  Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Gain on sale of investment and related
         management contract                           (3,277)          --
       Minority interest                                  (18)        (431)
       Depreciation and amortization                       15          385
       Interest amortized on loan discount                 42           36
       Changes in operating assets and liabilities:
          Other current assets                             55          461
          Deposits                                        158           --
          Accounts payable and accrued expenses and
             other liabilities                            304         (474)
          Accrued payroll and related liabilities         (26)         108

NET CASH USED IN OPERATING ACTIVITIES                  (1,108)      (1,998)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investment and
     related management contract                        3,277           --
  Purchases of property and equipment                    (609)        (265)
  (Increase) decrease in deposits and other assets         13         (442)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     2,655         (707)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock options                              33           (4)
  Repayment of related party long-term debt            (1,265)          --
  Proceeds from related party long-term debt              522        2,174

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (710)       2,170

NET INCREASE (DECREASE) IN CASH                           837         (535)

CASH, beginning of period                                  20        1,263

CASH, end of period                                 $     857     $    728


   See accompanying notes to condensed consolidated financial statements

         ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)



                                                            Six Months Ended
                                                                 June 30,
                                                           2002         2001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest during the period             $    129     $     --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

  Common stock issued in conversion of long-term debt  $    158     $     --

  Common stock issued in settlement of preferred
   stock dividends                                     $  5,770     $     --

  Common stock issued in settlement of liabilities     $  2,154     $     --

  Common stock issued for investment in Catskill
      Development, LLC                                 $  6,934     $     --

  Common stock issued in conversion of preferred
      stock                                            $      9     $     --

  Agreement to issue shares of the Company's
     common stock in settlement of liabilities
     to Bryanston:
       Long-term debt                                     1,407
       Account payable and accrued expenses                  42
       Other liabilities                                    455
                                                       $  1,904



   See accompanying notes to condensed consolidated financial statements

      ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                 STATEMENTS
                 (Unaudited)
               (in thousands)

NOTE 1.  NATURE OF BUSINESS

     Alpha   Hospitality   Corporation   (the
"Company"), incorporated in Delaware on March
19,  1993,  is engaged in the development  of
prospective  gaming operations in  New  York.
In   November   2001,  the   Company   ceased
operating  its  gaming day cruise  vessel  in
Florida.   On  March  15, 2002,  the  General
Partner  of Greenville Casino Partners,  L.P.
successfully  concluded  the  sale   of   its
primary   asset,   a   casino   located    in
Greenville, Mississippi, in which the Company
held  a  limited  partnership  interest.  The
Company=s  current major effort is  investing
in   the   development  and   management   of
potential  gaming operations  in  Monticello,
New  York (see Note 5).  The Company  intends
to   consider   the  acquisition   of   other
operating businesses or other investments in fields other than the gaming industry.

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

NOTE 2. GOING CONCERN

  The  Company  currently has  no  operations
and  has a working capital deficit of  $6,240
at   June  30,  2002.   In  addition,  Casino
Ventures, a subsidiary of the Company, is  in
default  of  a  mortgage on its gaming  boat.
The Company's principal current investment is
in   the  development  of  its  interest   in
proposed   casino   gaming   activities    in
Monticello,  New York, which is discussed  in
Note 5.

  Future liquidity could come from a debt or equity offering, future acquisition of new business operations, future monetization of remaining assets or of certain tax attributes or resolution of the current litigation (see
Note 5). If the Company is unable to secure the required funding or implement another liquidity generating transaction on a timely basis, it could have a materially adverse effect on the Company=s ability to continue as a going concern.

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

NOTE 3.  BASIS OF PRESENTATION AND SUMMARY OF
SELECTED SIGNIFICANT ACCOUNTING POLICIES

     Basis    of    Presentation.     Certain
information and footnote disclosures normally
included in financial statements prepared  in
accordance with generally accepted accounting
principles  have been condensed  or  omitted.
These    condensed   consolidated   financial
statements should be read in conjunction with
the  consolidated  financial  statements  and
notes   thereto  included  in  the  Company=s
December  31,  2001  annual  report  to   the
shareholders.  The results of operations  for
the  period  ended  June  30,  2002  are  not
necessarily   indicative  of  the   operating
results for the full year.

     Investments.    The Company's  potential
return   on   its  investment   in   Catskill
Development, LLC ("CDL") is limited to access
to  certain  net earnings and, if applicable,
liquidation.   Because  it  does   not   have
significant influence in operating CDL, the Company accounts for its investment in CDL using the cost method. In February 2002, the Company increased its investment in CDL by acquiring 47.5% of Watertone Holdings, L.P.'s
("Watertone")  economic interest  in  certain
CDL business components (see Note 5).

     Earnings  (Loss) Per Common  Share.  The
Company  complies  with Financial  Accounting
Standards Board ("FASB") Statement  No.  128,
"Earnings  Per  Share", which  requires  dual
presentation  of  basic and diluted  earnings
per  share.  Basic  earnings  per  share   is
computed  by  dividing  income  available  to
common  stockholders by the  weighted-average
common  shares  outstanding for  the  period.
Diluted  earnings  per  share  reflects   the
potential  dilution  that  could   occur   if
securities or other contracts to issue common
stock were exercised or converted into common
stock  or resulted in the issuance of  common
stock that then shared in the earnings of the
entity.   Outstanding options  and  warrants,
have   been   excluded  from  the   Company=s
computation of loss per common share for  the
quarter  and six months ended June  30,  2001
and quarter ended June 30, 2002 because they are antidilutive.

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

     The   Company   does  not  provide   for
deferred taxes on the unremitted earnings  of
its  wholly  owned subsidiaries since,  under
existing  tax laws, its investment  could  be
liquidated tax-free. As a result, any  excess
outside financial basis over tax basis is not
expected  to  result in taxable  income  upon
reversal   and  thus  is  not   a   temporary
difference.

     Promotional    Allowances.   Promotional
allowances  primarily consisted of  food  and
beverage furnished gratuitously to customers.
Revenues did not include the retail amount of
food  and beverage of $363 for the six months
ended June 30, 2001 provided gratuitously  to
customers.  The cost of these items  of  $259
for the six months ended June 30, 2001 are included in casino expenses.

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

     Management's expectation with respect to
the recovery of certain investments, such  as
the  recoverability of the idle property  and
equipment   of   Casino  Ventures   and   the
investment  and advances in CDL are based  on
certain   estimates.   Such   estimates   are
particularly   susceptible   to   significant
changes (see Note 5 and 6).

     Impairment    of   Long-Lived    Assets.
Effective   January  1,  2002,  the   Company
adopted  FASB Statement no. 144,  AAccounting
for  the Impairment or Disposal of Long-Lived
Assets@.  The adoption of Statement  144  did
not    materially   affect   the    financial
statements  as  of and for the quarter  ended
June 30, 2002.  In certain circumstances, the
Company  reviews the carrying  value  of  its
long-lived  assets in relation to  historical
results,   as   well  as  management's   best
estimate of future trends, events and overall
business  climate.  If such reviews  indicate
that  the  carrying value of such assets  may
not  be  recoverable, the Company would  then
estimate  the future cash flows (undiscounted
and   without  interest  charges).   If  such
future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.

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

NOTE   4.  INVESTMENT  IN  GREENVILLE  CASINO
PARTNERS

     On  March  2,  1998,  the  Company  sold
substantially  all  of  the  assets  of   its
subsidiaries, Alpha Gulf, Inc. and Greenville
Hotel,   consisting  of  the  Bayou   Caddy's
Jubilee  Casino,  the  Greenville  Hotel  and
other  related  assets to  Greenville  Casino
Partners,  L.P.  ("GCP").  As  part  of  that
transaction,  the Company was granted  a  25%
interest     (subsequently     reduced     to
approximately    19%   for    capital    call
adjustments)  in  GCP  and  entered  into   a
management contract with GCP.  Subsequent  to
that  sale, management was advised  that  GCP
had  incurred  significant  operating  losses
resulting  in  a substantial working  capital
deficiency and a partners' deficiency through
December    31,   1998.    Accordingly,    in
accordance  with its policy on impairment  of
long-lived  assets, the Company adjusted  the
carrying value of its 19% limited partnership
interest in GCP to zero in 1998.  The Company
was   not   responsible  for  any  of   GCP's
liabilities and, accordingly, did not record its share of any of GCP's losses.

     On  March 15, 2002, the General  Partner
of  GCP sold the Bayou Caddy's Jubilee Casino
to  JMBS  Casino  LLC for $42,200.  In  April
2002, after the repayment of liabilities, the
General   Partner  distributed  approximately
$14,000  to  the Limited Partners,  including
the Company's share of $2,767.  An additional
$1,000  is being held in escrow for 18 months
pending  any  claims the purchaser  may  make
against  GCP.   The Company's share  of  such
residuals is not recorded on the Company=s books since receipt is subject to any such claims and other contingencies.

     In  a  separate transaction, the Company
also sold its Hotel Management Agreement  for
the   Greenville   Inn  and  Suites   located
adjacent to Bayou Caddy's Jubilee Casino  for
$510, the proceeds of which were received by the Company in March 2002.

      ALPHA HOSPITALITY CORPORATION AND
                SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
          STATEMENTS -- (Continued)
  (In thousands, except for per share data)

NOTE  5.  INVESTMENT IN CATSKILL DEVELOPMENT,
LLC

     In    October    of    1995,    Catskill
Development, LLC ("CDL"), a New York  limited
liability   company  in  which  the   Company
(through  a  wholly owned  subsidiary)  is  a
member,  was formed to pursue the development
of  a  proposed  Native  American  casino  in
Monticello, New York  (the "Casino Project").
CDL's business plan envisioned three distinct
lines  of business: a) casino activities;  b)
real  estate related activities; and  c)  the
gaming   operations  related  to   Monticello
Raceway  (the "Raceway") including parimutuel
and  any  potential  future  VLT  operations.
CDL's  plan  was to contract  with  a  Native
American   Tribe  for  the  development   and
management  of  a  casino to  be  located  in
Monticello,  New  York, and  to  assist  such
tribe in seeking the approvals necessary  for
such a venture under federal, state and local
statutes,  ordinances and regulations.   This
was   an  ambitious  plan  because  the  land
involved  was  not currently a  part  of  the
reservation  and  thus would require  unusual
approvals  that  were not typically  required
for   the   development  of  Native  American
casinos.

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

     Tribe's and CDL's Federal Application.
On  August  2, 1996, the Tribe submitted  an
application  to the United States  Department
of the Interior (the "Department"), Bureau of
Indian  Affairs ("BIA"), to place the  29.31-
acre tract of land for the proposed casino in
trust status, to be held by the United States
Government  as  trustee.  For  approval,  the
Secretary  of  the  Interior  of  the  United
States  had  to determine that  the  proposed
Casino  Project was in the best  interest  of
the  Tribe  and  was not detrimental  to  the
surrounding  community.   In  addition,   the
Governor of New York had to concur with these
determinations in order for the  land  to  be
taken   into  trust  by  the  United   States
Government.   While  the application  to  the
Department of Interior took approximately one
year  to  prepare, its review and  processing
required  an  additional three  and  one-half
years.  As part of the process and subsequent
to  the initial filing many of the agreements
were  amended, restated and/or reaffirmed  on
several  occasions.  Part  of  that  approval
process  required  the  complex  and  lengthy
environmental  analysis  required  under  the
State of New York's environmental review  act
("SEQRA"),  which was successfully  completed
in  March of 1998.  The SEQRA finding  became
an   integral   component  of   the   Federal
application.

     On  December  9, 1998, the  Acting  Area
Director  of the Eastern Area Office  of  the
BIA  (the  "EAO")  transmitted  findings  and
conclusions with respect to the land to trust
application  for  the  Tribe  to  the  Indian
Gaming  Management  Staff  (the  "IGMS"),   a
department of the BIA.  The Director  of  the
EAO   concluded  that  the  proposed   Casino
Project was in the best interest of the Tribe
and  was  not  detrimental to the surrounding
community  and that the application satisfied
all  statutory  requirements.  By  memorandum
dated   February   10,   1999,   the   Deputy
Commissioner  of Indian Affairs  advised  the
EAO that she did not concur in the Director's
recommendation.     The    application    and
supporting documentation were returned to the
EAO  to  address  issues  enumerated  by  the
Deputy   Commissioner.   In  February   1999,
officials  of  the  EAO,  the  IGMS  and  the
National  Indian  Gaming Commission  ("NIGC")
made  a site visit to Monticello to meet with
representatives of the State of New York, the
Tribe  and  CDL to discuss specific  concerns
addressed   in   the  Deputy   Commissioner's
memorandum.   On  August 31, 1999,  the  NIGC
completed  its  preliminary  review  of   the
revised business plan for the proposed Casino
Project.

     On  October  29, 1999, the  Director  of
the  EAO  again  transmitted the  application
back to the IGMS with findings of fact and  a
renewed recommendation that the Secretary  of
the  Interior  find that the proposed  Casino
Project was in the best interest of the Tribe
and   not   detrimental  to  the  surrounding
community.   By letter dated April  6,  2000,
addressed  to  Governor George Pataki,  Kevin
Gover,  Assistant Secretary of the Department
of  the  Interior, advised and  notified  the
Governor of New York that the proposed Casino
Project  had  been approved and  specifically
requested  that  the  Governor  concur.   The
ability  of  CDL to proceed wth the  proposed
Casino  Project was subsequently affected  by
the  circumstances of a letter agreement  and
related  activity by Park Place Entertainment
("PPE")  and  are the subject  of  litigation
(the  "PPE Litigation") as described  in  the
Company's  annual report on Form  10-K/A  for
the  fiscal  year  ended December  31,  2001,
filed   with  the  Securities  and   Exchange
Commission on May 22, 2002.

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

     On June 5, 2002, Neal McCaleb, Assistant
Secretary   for   Indian   Affairs   of   the
Department     of    the    Interior     (the
"Department"),  issued  a   letter   to   the
attorney  for the Constitutional  Government.
The  letter  responded to a  request  by  the
Constitutional     Government      for      a
reconsideration of the recognition of the Three Chiefs by the Department and denied the request. The letter reviewed actions taken by the Department and the Constitutional
Government, including the recognition of the Three Chiefs, subsequent to the original decision of the Court and expressed the view that the Constitutional Government had either exhausted or failed to timely pursue it administrative remedies with regard to the recognition of the Three Chiefs. The letter ends with a statement that "this decision constitutes the final agency decision for the Department".

     The  Company has been informed that  the
Constitutional Government and  its  attorneys
are  reviewing  this decision and  evaluating
various  alternatives for judicial review  of
the  decision.   However, the Company  cannot
predict whether the Constitutional Government
will  pursue  an appeal of this  decision  or
other proceedings in connection with its  re-
recognition effort or whether such an  appeal
or   other  proceedings  will  ultimately  be
successful.

     Status  of  Agreements with  the  Tribe.
The  Company is affected, as a member of  CDL
or   related   entities,   by   the   various
arrangements  and agreements with  the  Tribe
relating to the development and management of
the   proposed  casino.   Pursuant  to   such
agreements,  the  tribe  was  to  purchase  a
parcel of land at the Raceway site from  CDL,
as  described  above,   and  various  related
entities were to assist with the development and management of a casino to be built on the land.

      ALPHA HOSPITALITY CORPORATION AND
                SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
          STATEMENTS (Continued)
  (In thousands, except for per share data)

NOTE  5.  INVESTMENT IN CATSKILL DEVELOPMENT,
LLC (CONTINUED)

     A Development and Construction Agreement
was  entered  into among the Tribe,  the  St.
Regis  Mohawk Gaming Authority and Monticello
Raceway Development, LLC ("MRD"), a New  York
limited liability company.  MRD is owned  75%
by  Americas Tower Partners and 25%  by  BKB,
LLC  (owned  by two officers of the  Company,
Robert Berman and Scott Kaniewski, and Philip
Berman,   Robert   Berman's   brother).   The
Development  and Construction  Agreement,  as
amended  and  restated, called  for  the  St.
Regis  Gaming Authority to retain and  engage
MRD as its exclusive agent and granted it the
exclusive right to design, engineer, develop,
construct  and  furnish the proposed  casino,
subject   to  certain  supervision   by   the
Development   Business  Board   ("Development
Board").   The  Development  Board   was   to
consist   of   four   representatives,    two
appointed  by  the  St. Regis  Mohawk  Gaming
Authority  and  two appointed  by  MRD.   Any
action  of  the  Development  Board  required
agreement  by  at  least three  members  with
certain   actions   requiring   a   unanimous
consent.

     The  Tribe  also entered into  a  Gaming
Facility     Management    Agreement     (the
"Management     Contract")    with     Mohawk
Management  LLC ("MML"), a New  York  limited
liability company.  MML is owned 60% by  CDL,
in   which   the  Company  has  a  membership
interest,  and 40% by Alpha Monticello,  Inc.
("AMI"),  a  wholly owned subsidiary  of  the
Company.  Pursuant to such agreement, MML was
provided  the exclusive right to  manage  the
proposed casino for seven (7) years from  its
opening  and to receive certain fees for  the
provision of management and related services.
Under the Management Contract, MML was to  be
the  exclusive  agent  for  the  purpose   of
managing   the  proposed  gaming  enterprise,
subject   to  certain  supervision   by   the
Management     Business     Board.      MML's
representation  on  the  Management  Business
Board is controlled by MRD.  As a result, the
Company  does  not control the operations  of
these    entities    or   the    development,
construction or operations of the proposed casino.

     As  amended and restated, the Management
Contract  called  for the  St.  Regis  Mohawk
Gaming  Authority to pay MML a fee  equal  to
35%  of  Net  Revenues which was  defined  as
gross  revenues, less all operating expenses.
Operating  expenses include (i)  all  accrued
expenses,  (ii) depreciation and amortization
expenses; (iii) any interest expense  related
to  the  development of the proposed  casino;
and   (iv)  any  payments  pursuant  to   any
agreement with New York State.

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

     Completion  of the project  contemplated
by  the  agreements  was subject  to  certain
conditions,   including  the   obtaining   of
relevant   federal  and  state   governmental
approvals.   CDL,  in  conjunction  with  its
related entities, assumed responsibility  for
and   undertook  seeking  and  obtaining  all
local,  state and federal approvals  required
or  necessary  to construct and  operate  the
proposed  casino project.   By  letter  dated
April  6, 2000, addressed to Governor  George
Pataki,  Kevin Gover, Assistant Secretary  of
the  Department of the Interior, advised  and
notified the Governor of New York that  CDL's
proposed  casino project with the  Tribe  had
been approved and specifically requested that
the  Governor concur.  However, on April  22,
2000,  the Company became aware of  a  letter
agreement  between the Three Chiefs  and  PPE
which agreement provided for PPE to have  the
exclusive  rights to develop and  manage  any
casino  development the Tribe might  have  in
the State of New York.  The circumstances  of
this letter agreement and related activity by
PPE   are   the  subject  of  litigation   as
described  in the Company's annual report  on
Form   10-K/A  for  the  fiscal  year   ended
December 31, 2001, filed with the Securities and Exchange Commission on May 22, 2002.

     In  November  2001,  CDL,  MML  and  MRD
entered   into   a  renewal  agreement   with
representatives    of   the    Constitutional
Government.   This  agreement  renews   until
December  31,  2002 the Amended and  Restated
Land  Purchase  Agreement,  the  Amended  and
Restated    Development   and    Construction
Agreement,  and the Amended and the  Restated
Gaming  Facility Management  Agreement.   The
renewal agreement contains various conditions that must be satisfied prior to expiration of such renewal agreement on December 31, 2002.
There can be no assurance that all such conditions can be satisfied by that date. No similar agreement has been entered into with the representatives of the Three Chiefs and the original agreements signed by the Three
Chiefs have expired.

     The  Company's History Within  CDL.  The
Company, through its wholly-owned subsidiary,
AMI,  was  party to a General  Memorandum  of
Understanding  (the  "Memorandum")  with  CDL
(and,  collectively with AMI, the  "Parties")
dated  December 1, 1995, which  among   other
things, provided for the establishment of MML
for the purpose of entering into an agreement
to   manage   the   proposed   casino.    The
Memorandum  also set forth the general  terms
for  the   funding and management obligations
of  CDL  and  AMI  with regard  to  MML.   In
January 1996, MML was formed with each of CDL
and  AMI owning a 50% membership interest  in
MML.  On July 31, 1996, MML entered into  the
Management  Contract with the Tribe  for  the
management  of  the proposed  casino.   Among
other   things,   the   Management   Contract
provided MML with the exclusive right to manage the proposed casino for seven years from its opening and to receive certain fees to provide management and related services.

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

       In July 2000, the Parties completed  a
final  settlement agreement pursuant to which
AMI (or another affiliate) became entitled to
receive  40%  of  any  basic  management  fee
income  and  75%  of any service  fee  income
(which  is limited to 10% of casino revenues)
(the  "ASR fee"), accruing from the operation
of   any   Native  American  casino  facility
development at the Raceway.  The  net  result
of   such  settlement  entitled  the  Company
(through    its   affiliates)   to    receive
approximately 47% of all casino management fee and service income derived from the underlying casino management and development contracts. The original Management Contract contemplated an arrangement specific to the Tribe, while the settlement agreement covers all prospective federally recognized Native
American Nations. Accordingly, as part of the settlement, Alpha Casino Management, Inc.
("ACM'), a subsidiary of the Company, and Monticello Casino Management, L.L.C. ("MCM") were formed to facilitate such potential non-
Mohawk Tribe arrangements.

     As  part of and in conjunction with such
settlement,   AMI  acquired  from   Bryanston
Group,  Inc. ("Bryanston"), a shareholder  of
the   Company,   5   percentage   points   of
Bryanston's  ownership interest in  the  real
estate  component of CDL's business for  $455
plus additional consideration if the asset is
liquidated.    In  June  2001,  the   Company
agreed to satisfy this obligation through the
issuance  of  shares  of  its  common  stock,
valued  at $8.00 per share (the then  current
market   price.)    Additionally,   Bryanston
agreed  to  transfer to AMI  Bryanston's  25%
interest  in the raceway component  of  CDL's
business.  Under the previous agreement,  AMI
did   not  participate  in  this  source   of
revenue.   As  of June 30, 2002 and  December
31,   2001,  excluding  $6,934  recorded   in
February   2002   in  connection   with   the
acquisition of 47.5% of Watertone's  economic
interest in the casino and racetrack business
components  of  the businesses  of  CDL,  the
Company   capitalized  $2,492   towards   the
design, architecture and other costs of the development plans for the proposed casino.

     The  Company and certain members of  CDL
have  contributed  considerable  amounts   of
money  to CDL to fund the purchasing  of  the
Raceway   and   pursuing  the  approval   and
development of a Native American casino on  a
portion  of the Raceway property, as well  as
to    fund   the   PPE   litigation.    These
contributions  and the mortgage  referred  to
below   (together   with   interest   thereon
compounded at 10% per annum) must  be  repaid
before any net earnings from CDL's operations
would  be available for distribution  to  the
Company.  As of June 30, 20021, the aggregate
amount needed to satisfy the payment of these
contributions  and  mortgage   as   discussed
below, with interest was $43,697.  Under  the
CDL  operating  agreement,  members'  capital
contributions  are entitled to  a  cumulative
annual  preferred return of ten  percent  per
annum   from   the  date  of   the   relevant
contribution, compounded at the end  of  each
fiscal  year.   As  of  June  30,  2002,  the
Company's   preferred  capital  balance   was
$4,606  out  of  a  total  preferred  capital
balance  for  all  the  members  of  $37,194.
Currently,   the   Company  has   capitalized
$2,492, of its capital contributions  on  its
balance  sheet  (on  a  cost  basis).   These
preferred capital balances are subordinate to
a  mortgage  that,  at  June  30,  2002,  was
approximately   $6,503.    The   Company   is
entitled  to receive $4,606 out of the  first
$37,194  of  future  distributions,  if  any,
received  by the CDL members, after discharge
of that mortgage.  After the repayment of the
mortgage  and preferred capital, the  Company
will   be   entitled  to  receive  additional
distributions  from any net revenues  derived
     from  either its 49% interest  in  CDL's
business component related to the casino  and
wagering operations, its 37% interest in  the
Raceway's  parimutuel operations  or  its  5%
interest  in  CDL's  real  estate  component.
Currently,  any cash flow from the operations
of  the Monticello Raceway are being retained
by  CDL  for working capital purposes and  to
fund  litigation and development expenses  in
conjunction   with  other  potential   gaming
operations  at the track.  As a  result,  the
Company  is  not  expected  to  receive   any
distributions  from CDL with respect  to  its
interests in CDL (other than with respect  to
its   preferred  capital  contributions   and
interest  thereon)  until  CDL  has  achieved
additional   net   revenues   sufficient   to
discharge  the  payment  of  these   priority
returns.

     Subject  to  the obtaining of  requisite
approvals  and  certain  litigation,  it   is
anticipated  that MML or MCM  will  undertake
the   development  and  management   of   the
proposed casino in Monticello, New York.   It
is intended that that casino will be owned by
a  Native American tribe and will be  located
on land to be placed in trust for the benefit
of  such  Native  American  tribe.   However,
there  can  be no assurance that the  project
will  receive all requisite approvals or that
the   PPE   Litigation  and  certain  related
litigation will be satisfactorily resolved.

     In  October  2001, the  New  York  State
Legislature  passed a bill that expanded  the
nature and scope of gaming in the state (AVLT
Legislation@).  That bill was signed  by  the
Governor  on October 31, 2001.  The provision
of   the  VLT  Legislation  relevant  to  the
Company  and  its development  partner,  CDL,
include:  a) authority given to the  Governor
to  negotiate casino licenses for up to three
Native American casinos in the Catskills; and
b)  the  authority for several of New  York's
racetracks, including the Raceway, to operate
video  lottery  terminal  ("VLTs")  in  their
facilities.   The  VLT  operation   will   be
conducted by the New York State Lottery  (the
"Lottery") with the racetracks functioning largely as agents for the Lottery.

      ALPHA HOSPITALITY CORPORATION AND
                SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
          STATEMENTS -- (Continued)
  (In thousands, except for per share data)

NOTE  5.  INVESTMENT IN CATSKILL DEVELOPMENT,
LLC (CONTINUED)

       CDL,  in  which  the  Company  has   a
significant  interest, is  currently  working
with  the  Lottery to explore the feasibility
of  installing  VLTs  at  the  Raceway.   CDL
provides   its  members  with  interests   in
various  business units.  The Company  has  a
37%  interest in one of these business units,
which  is  responsible for racing and  gaming
activities  at the Raceway.  CDL has  advised
the  Company  that it has received  a  letter
from  the  Lottery,  dated  March  21,  2002,
advising  the  Raceway that the  Lottery  has
completed its initial review of the Raceway's
business  plan for the operation of  VLTs  at
the  Raceway  during  the initial  three-year
trial    period   approved   by   the   State
Legislature.   Based  on  such  review,   the
Lottery has made an initial allocation of 1,800 VLTs to the Raceway and has approved the maximum permitted rate for compensation of 25% of revenues generated after payout of prizes for the Raceway. The law currently provides that the Raceway must apply 35% in the first year, escalating to 45% in years two and three, of its compensation to enhance purses at the Raceway and each year must dedicate 5% of its compensation to a State
Breeding Development Fund.

     The  business plan was submitted at  the
request  of  the Lottery, and  in  accordance
with   Lottery  procedures,  and   does   not
represent  a final decision with  respect  to
the  implementation  of  VLTs  by  CDL.   The
business  plan  includes certain  assumptions
recommended   by   the  Lottery   and   other
estimates considered preliminary by  CDL  and
the   Company.   Using  these  estimates  and
assumptions, the plan does not show levels of
operating    income   currently    considered
adequate  by  CDL  to  go  forward  with  the
project.   CDL  continues  to  evaluate   the
appropriateness   of  making   the   required
capital   expenditures  necessary   for   VLT
operations relative to the length of the test
period,  the  ultimate  level  of  return  on
investment, and the implementation  date  for
the   program.   The  Lottery  has  not   yet
established  a  firm start  date  or  adopted
regulations  with regard to the program.   In
May  2002,  the  New  York State  Legislature
passed  a  bill  that  further  expands   the
October  2001  VLT  Legislation.   This  bill
extends the test period under the current law
from  three years to a period ending December
31,  2007.  Further, the bill authorizes each
track  from  entering into an agreement  with
the organization representing its horsemen to
reduce  the  percentage of  its  vendor  fees
dedicated  to enhancing purses at such  track
during  the initial three years, to an amount
not  less  than  25 percent.  That  bill  was
signed  by the Governor on May 29, 2002.   In
addition, CDL's ability to proceed with the VLT program may be impacted by its plans with respect to casino development at the site.
Accordingly, no assurance can be given that CDL will decide to proceed with the operation of VLTs at the Raceway.

     On   February  12,  2002,  the   Company
entered  into  an  agreement  with  Watertone
providing  for the acquisition  of  47.5%  of
Watertone's economic interests in the  casino
and  racetrack  business  components  of  the
business of CDL.  This agreement replaced and
superseded  an  agreement previously  entered
into  with Watertone in August 2001  pursuant
to  which  the Company had agreed to  acquire
all  of Watertone's economic interest in  the
casino  and racetrack business components  of
CDL's business.  The transaction contemplated
by  this agreement closed on March 12,  2002.
In consideration for such economic interests,
the  Company issued 576 shares of its  common
stock  for  the  benefit  of  Watertone.   In
accordance    with   FASB   Statement    123,
AAccounting  for  Stock-Based  Compensation@,
the valuation of the economic interest in CDL
transferred  by Watertone and  held  for  the
benefit  of the Company has been reported  at
an  amount of $6,934, which is equal  to  the
market value of the shares of common stock of
the  Company (determined as of the  close  of
business  on the date of issuance) issued  in
consideration  for  such economic  interests.
However,  the  Company's ability  to  realize
that   amount  (or  any  other  amount)  with
respect  to  its investment in such  economic
interests will be dependent upon a variety of
matters  that  are outside of  the  Company's
control.  Generally, the Company would not be
expected  to realize any amount with  respect
to  such investment unless CDL generates  net
revenues  or  other net proceeds that  exceed
the    aggregate   amount   of   the   senior
obligations  (which, as  of  June  30,  2002,
amounted  to approximately $6,503) and  other
priority returns (which, as of June 30,  2002
amounted to approximately $37,194) payable by
CDL.  CDL's ability to generate any such  net
revenues or other net proceeds will  in  turn
depend  upon a variety of factors, which  may
include,   among  others:  (a)  a  successful
resolution   (by  judgment,   settlement   or
otherwise)  of  the  currently  pending   PPE
Litigation; (b) successful development  of  a
casino  at the Raceway (whether owned by  the
St.  Regis  tribe or another Native  American
tribe);  (c) the development or financing  of
real   estate  owned  by  CDL;   and/or   (d)
profitable  operation  or  financing  of  the
Raceway.   Further,  in  the  event  CDL   is
successful   in  generating  any   such   net
revenues or other net proceeds, the Company's
entitlement to receive a portion  thereof  on
account  of  such  economic  interests   will
depend  upon  the amount of such  excess  net
revenues  or  other  net  proceeds  that   is
allocable   to   the   casino   and   raceway
components  of CDL's business.  In  light  of
the  foregoing, no assurance can be given  as
to  whether  CDL will generate any  such  net
revenues or other net proceeds or whether the
Company will ever realize any return  on  its
investment in the economic interests acquired
from    Watertone.    The    $6,934    amount
attributable   to  the  investment   in   the
economic interest acquired from Watertone  is
included in investment and advances in CDL on
the    June    30,   2002   balance    sheet.
Additionally,   as  part  of   the   proposed
transactions,   the  Company   entered   into
employment agreements with two principals of Watertone, Messrs. Robert Berman and Scott

      ALPHA HOSPITALITY CORPORATION AND
                SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
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

     Subsequently,   on   April   30,   2002,
Bryanston  entered  into  an  agreement  with
Robert Berman and Scott Kaniewski under which
the  parties  to  that  agreement  sought  to
establish a mechanism designed to control the
election  of all members to Alpha's Board  of
Directors.  The term of that agreement was to
extend (subject to earlier termination  under
certain  circumstances provided for  therein)
until April 30, 2005, and during the term  of
that  agreement,  Mr. Berman  was  granted  a
proxy  to  vote all of Bryanston's shares  of
stock  in  Alpha (which currently consist  of
2,326 common shares or approximately 48.9% of
the  outstanding  shares  of  Alpha's  common
stock) for the election to Alpha's Board four
members  designated by Mr. Berman  and  three
members  designated by Bryanston, and Messrs.
Berman  and  Kaniewski agreed to  vote  their
shares  (and shares held by their affiliates)
in favor of the election to the Alpha's Board
of  three candidates designated by Bryanston.
That  agreement was superseded  on  July  11,
2002,  by another voting agreement among  the
same   parties.    Pursuant   to   that   new
agreement,   the   parties  confirmed   their
intention  to  pool their shares  for  voting
purposes  related to the election of  members
to  Alpha's  Board and pursuant to  that  new
agreement the proxy previously granted to Mr.
Berman  was terminated and the parties agreed
that,  until  April  30,  2005  (subject   to
earlier     termination     under     certain
circumstances provided for therein), they would all vote the shares of capital stock of Alpha owned by them or their affiliates so that Alpha's Board would be comprised of four members designated by Mr. Berman and three members designated by Bryanston (with that ratio of 4 to 3 to be preserved as closely as possible in the event there were to be a change in the number of members constituting the entire Board of Directors of Alpha).

NOTE   6.   INVESTMENT  IN  CASINO  VENTURES,
L.L.C.

     On July 8, 1999, the Company contributed
its  inactive vessel, Jubilation,  to  Casino
Ventures.   At  the time of the contribution,
the   vessel   (including  gaming  equipment,
furniture  and other items) had  a  net  book
value  of  $4,149.  In exchange, the  Company
received $150 in cash, a promissory  note  of
$1,350  and a membership interest  in  Casino
Ventures.    The  promissory   note   accrues
interest  at  prime plus one percent  with  a
minimum  rate  of  8.75%, payable  quarterly,
with  the principal balance due July 8, 2002.
Under  certain  circumstances, the  Company's
current  93%  membership interest  in  Casino
Ventures  may  be  subject to  reduction  and
dilution.    The    consolidated    financial
statements   of  the  Company  includes   the
accounts  of Casino Ventures until such  time
as    the   Company=s   membership   interest
decreases  to  less  than  50%.    A   former
director of the Company is a member in Casino
Ventures  and serves as its General  Manager.
That former director advanced funds to Casino
Ventures  in  2000, 2001 and 2002  that  were
used for site and vessel improvements.  As of
June 30, 2002, the loan payable to the former
director   amounted  to  $1,892.   The   loan
accrues  interest  at 8%  and  matures  April
2003.   During the six months ended June  30,
2002  and 2001, the Company capitalized  $609
and  $78  of costs, respectively, related  to
the   refurbishment   of   the   vessel   and
improvement   to   its   site   in    Tunica,
Mississippi and incurred $24 and $88 of start-up costs, respectively.

     The  vessel  was used as  collateral  to
obtain   funding   of   $650   towards    the
aforementioned costs of Casino Ventures  (see
Note  8)  in  1999.    The $650  mortgage  is
currently in default.  Total interest expense
on  Casino  Venture debt for the  six  months
ended June 30, 2002 and 2001 amounted to  $94
and   $74,  respectively.   Pursuant  to   an
amendment agreement effective April 18, 2001, the total maximum borrowings allowed to be collateralized by the vessel is $1,000.

      ALPHA HOSPITALITY CORPORATION AND
                SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
          STATEMENTS  (Continued)
                 (In thousands, except for per share data)


NOTE   6.   INVESTMENT  IN  CASINO  VENTURES,
L.L.C. (CONTINUED)

     At June 30, 2002 and December 31, 2001,
assets and liabilities of Casino Ventures consisted of the following:

                                  June 30      December 31
                                    2002           2001
Assets:
    Property and equipment, net    $ 7,671      $ 7,063
    Deposits                            54           54
    Other                                6           59
                                     7,731        7,176
Current liabilities:
 Long-term liability, current
   maturities                        2,575          683
 Accounts payable and accrued
   expenses                          1,083          770
                                     3,658        1,453
Long-term liabilities,
     Long-term debt                $    --      $ 1,480


NOTE 7. PROPERTY AND EQUIPMENT

  At June 30, 2002 and December 31, 2001,
property and equipment in use is comprised of the following:

                                                June 30          December 31
                                                  2002             2001
          Furniture, fixtures and equipment  $       159    $        159

          Less accumulated depreciation
              and  amortization                      150             148
                                             $         9    $         11


  On July 8, 1999, the Company contributed idle equipment to Casino Ventures (see Note
6). These assets are being held for disposal and are not being depreciated. At June 30, 2002 and December 31, 2001, property and equipment held for disposal is as follows:

                                         June 30         December 31
                                          2002              2001
          Boat and improvements       $   8,480           $   7,872
          Gaming equipment                1,944               1,944
          Furniture, fixtures and
              equipment                   1,471               1,471
                                         11,895              11,287
          Less accumulated depreciation
              and  amortization         ( 4,224)             (4,224)
                                      $   7,671           $   7,063

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                         (Unaudited) (in thousands)

 NOTE 8.  LONG-TERM DEBT AND OTHER NON-CURRENT LIABILITIES


Long-term debt at June 30, 2002 and December 31, 2001 was comprised of the following:

                                            Interest
                                              Rate            2002       2001
Related Party Debt
     Loan payable, including accrued interest
     of $76 and $55 as of June 30, 2002 and
     December 31, 2001, respectively (a)       4%          $  1,014    $ 1,101

     Loan payable to a former director
      of the Company, due in April 2003        8%             1,892      1,480

     Note payable to Bryanston Group, Inc.
      ("Bryanston"), a major stockholder,
      with interest payable monthly
      and principal payments, commencing
      January 1, 2001, not to exceed $1,000
      per annum, with any unpaid balance due
      at maturity in April 2005 (b).           8%                --      1,407

    Loan payable to Bryanston, due on demand
      including accrued interest of $28
      and $75 as of June 30, 2002 and
      December 31, 2001, respectively          8%             1,521      2,594

    Accrued compensation (c)                                  1,529      1,529

    Other payables and accrued expenses                          --         747
       Total related party debt                               5,956      8,858

    Mortgage note collateralized by
      the Company's inactive vessel
      (see Note 6) with interest payable
       monthly and principal due in
       January 2001                            8%               650        650

    Promissory note payable, due on demand     6%                33         33
                                                              6,639      9,541
     Less amounts included in:
       Liabilities of Casino Ventures
        (see Note 6)                                          2,575      2,163
       Liabilities to be settled with common
        stock                                                 1,529      3,683
       Related party current portion                          1,521      2,594
                                                           $  1,014    $ 1,101

      ALPHA HOSPITALITY CORPORATION AND
                SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
          STATEMENTS  (Continued)
  (In thousands, except for per share data)

NOTE 8.  LONG-TERM DEBT AND OTHER NON-CURRENT
LIABILITIES (CONTINUED)

     (a)   On  July  31,  2000,  the  Company
received  a  $1,250 loan from the  holder  of
the  Company's preferred stock, Series D (see
Note 11). Simultaneously with the closing  of
that  loan,  the  lender also  received  12.5
warrants exercisable at a price of $24.00 per
share,  which expire in July 2003.  The  loan
accrues  interest at a rate of 4% per  annum,
and  Bryanston has agreed, subject to certain
terms  and  conditions,  to  subordinate  its
entitlement   to  receive  payment   on   the
indebtedness owed to it to the prior payment of such loan, as well as payments due with respect to the preferred stock, Series D.

     Relative to the $1,250 principal  amount
of  the loan and warrants issued, the Company
has   allocated  approximately  $213  as  the
estimated value of the warrants issued with the loan. This amount is being amortized as additional interest expense and an increase to notes payable over the life of the loan using the effective interest method until such loan is repaid or the warrants are converted into common stock. In the six months ended June 30, 2002, $150 of the principal amount was converted into 15 shares of the Company's common stock. At June 30, 2002, approximately $151 has been amortized and the remaining balance of $62 at June 30, 2002 is reflected as a reduction of the loan payable.

     (b) Bryanston agreed, subject to certain
terms  and  conditions,  to  subordinate  its
rights  to  repayment of  principal  and   to
payment  of  cash  dividends  to  the   prior
payment of amounts due to the holders of the preferred stock, Series D.

     (c)  The Company was obligated under  an
employment contract with Stanley S.  Tollman,
its   former  Chairman  and  Chief  Executive
Officer ("CEO"). Under this agreement the Company accrued deferred compensation of $250 per year. The CEO agreed to waive his rights to receive the $250 salary for the 2001 and 2000 years. As of June 30, 2002 and December
31, 2001, the CEO was owed $1,529 of deferred compensation. Further on September 30, 2001, the CEO agreed to be paid only in common stock and rescind any previous conversion agreements.

     Aggregate   future  required   principal
payments, exclusive of debt discounts and liabilities to be settled with common stock, of long-term debt are as follows:

     Years Ending June 30:

                 2002   $  4,068
                 2003      1,000
                        $  5,068

     Interest expense on related party debt totaled $103 and $44 for the six months ended
June 30, 2002 and 2001, respectively.

     The  Company has classified  $1,529  and
$3,683, respectively, as of June 30, 2002 and
December 31, 2001 of long-term debt and other
liabilities   as   noncurrent   because   the
creditors have agreed to accept shares of common stock in settlement of the following debt and liabilities:

                                         June 30        December 31
                                           2002            2001
            Note to Bryanston         $      --           $ 1,407
            Accrued compensation          1,529             1,529
            Other payables and accrued
              expenses                       --               747
                                      $   1,529           $ 3,683


            In  January  2002,   the  Company
issued  238 shares of common stock to  settle
the  note  to Bryanston and other liabilities
totaling  $1,904.  In May 2002,  the  Company
issued   25   shares  of  common   stock   in
settlement of $250 of other payables.

      ALPHA HOSPITALITY CORPORATION AND
                SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
          STATEMENTS  (Continued)
  (In thousands, except for per share data)

NOTE 9.  COMMITMENTS, CONTINGENCIES AND
RELATED PARTY TRANSACTIONS

     Lease and Other Commitments. The Company
is  obligated under operating leases relative
to   real  property  and  equipment  expiring
through 2003. Future aggregate minimum annual rental payments under all of these leases are $690.

     In  December  2001, the Company  vacated
its office space in New York City.  The lease
does  not  expire until 2004.  Management  is
actively seeking a subleasee to offset future
rental  expense.   A  liability  of  $342  is
included  in  accounts  payable  and  accrued
expenses as of June 30, 2002 and December 31,
2001, which reflects a provision recorded  in
2001  for contingent future rentals  on  this
vacated lease.  During the three months ended
June  30,  2002, the Company  wrote  off  its
security deposit on this lease of $158.   The
Company  currently  rents  office  space   in
Northbrook,  Illinois and Long  Island  City,
New  York,  on a month-to-month basis.   Rent
expense,    including    reimbursement    for
utilities and the write-off of the security deposit on the vacated New York City office space for the six months ended June 30, 2002, amounted to $164.

     On  December  19,  2001,  the  Company's
subsidiary,   Alpha  Florida   Entertainment,
Inc.,  terminated its lease  with  Miami-Dade
County,  in  connection with  its  Ella  Star
Casino.   No provision has been recorded  for
any future amounts related to any contractual
agreements  entered  into  by  Alpha  Florida
Entertainment, L.L.C.  ("Alpha Florida  LLC")
or    its    predecessor,    Alpha    Florida
Entertainment, Inc.

     On  February  12,  2002,  the  Company's
Board of Directors (the "Board") accepted the
resignations of Stanley S. Tollman and one of
its  other  directors.  Robert A. Berman  was
appointed  by the Board to fill  the  vacancy
left  by  Mr. Tollman's retirement and  Scott
Kaniewski was appointed by the Board to  fill
the other Board vacancy.  The Company entered
into  employment agreements with  Mr.  Berman
and   Mr.  Kaniewski  providing  for   annual
salaries  of  $300  and  $200,  respectively,
payment of which is subject to deferral under
certain circumstances.  Additionally, each of
Mr.  Berman  and  Mr. Kaniewski  was  granted
options to purchase, at an exercise price  of
$17.49  per  share, up to 90  shares  of  the
Company's  common  stock,  which  number   of
shares  is  subject to be  increased  to  296
shares  for  each  of  Mr.  Berman  and   Mr.
Kaniewski, upon shareholder approval.

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

     The Company was named as a defendant  in
an  action  brought by Global Trading  Group,
Inc.  in  the  U. S. District Court  for  the
Northern   District  of   Mississippi.    The
plaintiff  alleged entitlement to a  finder's
fee  arising  out of the sale of the  Jubilee
Casino    and    sought    contractual    and
compensatory  damages  of  $1,563,   punitive
damages of $10,000 and costs, attorneys' fees
and  interest.   In March 2002,  the  Company
reached,   and  recorded  on  its  books,   a
settlement  on  this case  for  approximately
$119, of which $53 has been settled through the issuance of 5 shares of common stock.

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

     In February 2000, Alpha obtained certain
financing  in consideration for the  issuance
of $4 million of its Series D Preferred Stock
(of  which  an aggregate of $1,299, inclusive
of      undeclared     dividends,     remains
outstanding).   Under  the  terms   of   that
financing,  a  limitation of an aggregate  of
330 shares was placed on the number of shares
of  Alpha's  common stock that were  issuable
upon   the  conversion  of  shares  of   that
Preferred Stock or in payment of dividends on that Preferred Stock. That limitation was reached in November 2001.

     However,  under  certain  circumstances,
the  limitation  referred to above  would  be
removed,   in   which  event  the   remaining
outstanding

      ALPHA HOSPITALITY CORPORATION AND
                SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
          STATEMENTS -- (Continued)
  (In thousands, except for per share data)

NOTE   9.   COMMITMENTS,  CONTINGENCIES   AND
RELATED PARTY TRANSACTIONS (CONTINUED)

shares  of  that  Preferred  Stock  would  be
convertible  into  shares of  Alpha's  common
stock  without  limitation on the  number  of
shares  that  Alpha  would  be  obligated  to
issue.   More  particularly,  the  limitation
referred   to  above  would  no   longer   be
applicable in the event a "Change Of  Control
Transaction"  (as  defined in  the  financing
documents) were to occur.  Under the terms of
the  financing  documents for  the  Series  D
Preferred   Stock,  a  "Change   Of   Control
Transaction"  is  defined  to  include   "any
Person  or any 'group' (as such term is  used
in   Section  13(d)  of  the  Exchange  Act),
becomes the beneficial owner or is deemed  to
beneficially own (as described in Rule  13d-3
under the Exchange Act without regard to  the
60-day  exercise period) in excess of 50%  of
Alpha's voting power of the capital stock  of
Alpha  normally  entitled  to  vote  in   the
election  of  directors of Alpha (other  than
(A)  any  Person or any such group that  held
such  voting power as of the initial issuance
date  of the Series D Preferred Stock or  (B)
any   group  that  holds  such  voting  power
subsequent  to  that initial  issuance  date,
provided  that  the Persons  that  constitute
such  group include the Person or a  majority
of  the  members of, and at least 50% of  the
voting  power held by, a group referenced  in
the foregoing clause (A))."  Accordingly,  if
any  of the voting agreements or arrangements
described above is deemed to have constituted
a  "Change Of Control Transaction" under  the
terms  of  the  financing documents  for  the
Series  D  Preferred Stock, or  if  Bryanston
were  to  otherwise transfer rights  or  sell
sufficient of its shares in Alpha  so  as  to
cause a "Change Of Control Transaction",  the
limitation on the number of shares that Alpha
could   be   obligated  to  issue  upon   the
conversion of that Preferred Stock would no longer apply.

     In  July  2000,  Alpha obtained  certain
additional financing in consideration for the
issuance   of  $1.25  million   of   its   4%
Convertible Notes due July 31, 2003 (of which
an  aggregate of $1,075, inclusive of accrued
but  unpaid  interest, remains  outstanding).
Under   the   terms  of  that  financing,   a
limitation of an aggregate of 332 shares  was
placed  on  the number of shares  of  Alpha's
common  stock that was issuable (a) upon  the
conversion of those Notes, (b) in payment  of
interest   on   those  Notes  or   (c)   upon
conversion  of  the Series D Preferred  Stock
after   July  31,  2000.   Based  upon   that
limitation    and    after    taking     into
consideration the number of shares of Alpha's
common  stock  that  has  been  issued   upon
conversion  of  those  Notes  or   upon   the
conversion of the Series D Preferred Stock after July 31, 2000, Alpha would currently be obligated to issue a maximum of an additional approximate 40 shares of its common stock either (a) upon the conversion of those Notes or (b) in payment of interest on those Notes.

     However,  under  certain  circumstances,
the  limitation  referred to above  would  be
removed,   in   which  event  the   remaining
outstanding  4%  Convertible Notes  would  be
convertible  into  shares of  Alpha's  common
stock  without  limitation on the  number  of
shares  that  Alpha  would  be  obligated  to
issue.   More  particularly,  the  limitation
referred   to  above  would  no   longer   be
applicable in the event a "Change of  Control
Transaction"  (as  defined in  the  financing
documents) were to occur.  Under the terms of
the  financing documents for those  Notes,  a
"Change of Control Transaction" is defined to
include  "any Person or any 'group' (as  such
term is used in Section 13(d) of the Exchange
Act)  becomes  the  beneficial  owner  or  is
deemed  to beneficially own (as described  in
Rule  13d-3  under the Exchange  Act  without
regard  to  the  60-day exercise  period)  in
excess of 50% of Alpha's voting power of  the
capital  stock of Alpha normally entitled  to
vote  in  the election of directors of  Alpha
(other than (A) any Person or any such  group
that held such voting power as of the initial
issuance date of the 4% Convertible Notes  or
(B)  any  group that holds such voting  power
subsequent  to  that initial  issuance  date,
provided  that  the Persons  that  constitute
such  group include the Person or a  majority
of  the  members of, and at least 50% of  the
voting  power held by, a group referenced  in
the foregoing clause (A))."  Accordingly,  if
any  of  the voting agreements or arrangement
described above is deemed to have constituted
a  "Change of Control Transaction" under  the
terms  of the financing documents for the  4%
Convertible  Notes  or if Bryanston  were  to
otherwise  transfer rights or sell sufficient
of its shares in Alpha so as to cause such  a
"Change   of   Control   Transaction",    the
limitation on the number of shares that Alpha
could   be   obligated  to  issue  upon   the
conversion of those Notes would no longer apply.

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

     In  June 2002, Brett Tollman, the son of
former  Chairman and Chief Executive  Officer
Stanley Tollman, submitted his resignation as
a  member of the Board of Directors and  Vice
President   of  the  Company.   Mr.   Tollman
resigned  following the filing of  a  Federal
complaint  alleging  tax  violations  against
him.   Mr.  Tollman  indicated  that  he  had
submitted his resignation because he felt that, even though the allegations against him are unrelated to the business of the Company, his resignation was in the best interest of the Company and expressed his view that the allegations are entirely unwarranted.

      ALPHA HOSPITALITY CORPORATION AND
                SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
          STATEMENTS  (Continued)
  (In thousands, except for per share data)

NOTE   9.   COMMITMENTS,  CONTINGENCIES   AND
RELATED PARTY TRANSACTIONS (CONTINUED)

     The   Company   and   certain   of   its
affiliates  are  subject  to  regulation   by
various  governmental agencies that  regulate
and  license gaming activities.  As  part  of
such   regulation,  the   Company   and   its
affiliates  are  generally  required  to   be
licensed  or otherwise approved in each  such
jurisdiction,  which  is  in  turn  generally
subject  to  a  determination of  suitability
with   respect   to  the   Company   and   it
affiliates, and their officers, directors and
significant investors.  For example, the  New
York  Racing Board, upon a determination that
it  is inconsistent with the public interest,
convenience  or necessity or  with  the  best
interests of racing generally that any person
continue  to be a shareholder (of  record  or
beneficially) in any entity that is  licensed
to  engage in racing activities or that  owns
25%  or  more  of such licensed  entity,  may
direct  such  shareholder to dispose  of  its
interest   in  such  entity.   The  Company's
Annual report on Form 10-K for the year ended
December   31,   2001,  on  file   with   the
Securities  and Exchange Commission  contains
additional information concerning  state  and
federal regulation of gaming activities  that
may   affect   the  Company's  gaming-related
activities  in Mississippi or New  York.   In
the event that an officer, director, investor
or  creditor  of  a regulated  entity  or  an
affiliated  entity  were  not  found  to   be
suitable,  the license or other  approval  to
conduct gaming activities could be revoked or
conditioned  upon  such officer  or  director
resigning; and in the event any such investor
or  creditor  were not found to be  suitable,
the  license  or  other  approval  could   be
revoked  or  conditioned upon the divestiture
or   termination   of  such   investor's   or
creditor's interests.

     In  light of the fact that none  of  the
individuals referred to above who  have  been
charged  are currently serving as an  officer
or  director of the Company (or  any  of  its
subsidiaries) and the fact that none  of  the
activities  they are charged with  relate  to
any action they took as officers or directors
of  the  Company (or any of its subsidiaries)
and  in view of the ability of the applicable
regulatory authorities to require divestiture
of  interest  in  licensed  gaming  entities,
management   does  not  believe   that   such
indictments  should  adversely   affect   any
finding  of  suitability that has  previously
been made with respect to the Company or  any
of  its affiliates or that may be required in
order   for  the  Company  or  any   of   its
affiliates to engage in gaming activities in the future.


NOTE 10.  ACCOUNTS PAYABLE AND ACCRUED
EXPENSES

     At June 30, 2002 and December 31, 2001,
accounts payable and accrued expenses are comprised of the following:

                             June 30     December 31
                               2002      2001
     Property and equipment $   768  $    557
     Lease (see Note 9 Lease
      Commitment)               342       342
     Advertising                143       143
     Insurance                  192       216
     Accrued professional
      fees                      532       546
     Accrued interest           322       238
     Other                      552       443
     Less amounts included
       in liabilities of
       Casino Ventures
       (see Note 6)          (1,083)     (770)
                           $  1,768   $ 1,715

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

       During  the six months ended June  30,
2002,  7.5  shares  of the  Company's  common
stock   was  issued  upon  the  exercise   of
options.

       In   January   2002,  the   Board   of
Directors  authorized  the  issuance  of  415
shares   of   common  stock  in  payment   of
dividends due to holders of preferred  stock.
The  holders  of  Series  B  Preferred  Stock
received 241 common shares and the holders of
the  Series  C  Preferred Stock received  174
common shares.

       In  February 2002, the Company  issued
576 shares of common stock for the benefit of Watertone, and Watertone assigned to the benefit of the Company 47.5% of Watertone's economic interest in the casino and horse racing components of the business of CDL (see
Note 5).

       In  January  2002, the Company  issued
622 and 324 shares, respectively, of common stock upon conversion of 777 shares of Series
B  Preferred  Stock and all of the  Series  C
Preferred Stock.

       During  the  three months  ended  June
30,  2002,  the Company issued 35  shares  of
common   stock   in   settlement   of   other
liabilities.

Descriptions of Preferred Stock and Dividends

       The Company's Series B Preferred Stock
has  voting rights of .8 votes per  preferred
share,  is convertible to .8 shares of common
stock  for each share of preferred stock  and
carries a liquidation value of $29 per share,
a  cumulative  dividend of $2.90  per  share,
payable  quarterly, which increases to  $3.77
per  share if the cash dividend is  not  paid
within  30  days of the end of each  quarter.
In  the  event the dividend is  not  paid  by
January 30 next following the year for  which
such  dividend has accrued, the dividend will
be payable in common stock.  In January 2002,
the Company declared and issued dividends  on
the  Series  B Preferred Stock for  the  2001
year amounting to 241 shares of the Company's
common stock.  Additionally, in January 2002,
Bryanston, a major shareholder, converted its
777   shares  of  the  Company's   Series   B
Preferred  Stock  into  622  shares  of   the
Company=s common stock.  As of June 30, 2002,
dividends  in  arrears on  the  remaining  44
shares  of  the  Series  B  Preferred   Stock
amounted to approximately $327.

       The   Series  C  Preferred  Stock  had
voting  rights  of  2.4 votes  per  preferred
share,  was  convertible into 2.4  shares  of
common   stock   and  carried  a   cumulative
dividend of $5.65 per share. In January 2002,
the Company declared and issued dividends for
the 1998, 1999, 2000 and 2001 years amounting
to  a  total  of 174 shares of the  Company's
common stock.  Additionally, in January 2002,
Bryanston,  the sole holder of the  Company's
Series  C  Preferred  Stock,  converted   its
Series C Preferred Stock into 324 shares of the Company's common stock. As of June 30, 2002, dividends in arrears on the Series C
Preferred  Stock  amounted  to  approximately
$63.

       The  Series  D  Preferred  Stock  (see
Note  5)  is convertible into shares  of  the
Company's common stock at a conversion  price
of  the  lesser of $60 per share or  a  price
based upon the prevailing market price of the
Company's common stock, and accrues dividends
at  a rate of 7% per annum.  In the event the
preferred stock is not converted into  shares
of  the Company's common stock by February 8,
2005, there will be a mandatory redemption at
that time, payable in shares of the Company's
common   stock  at  the  same  aforementioned
conversion price.  The dividends are  payable
in  arrears  on the earlier of  the  date  of
conversion  of a share of Series D  Preferred
Stock  or  the  date of redemption.   At  the
Company's  option, the dividends are  payable
in   the  form  of  cash  or  shares  of  the
Company's  common stock.  Except  in  certain
circumstances,  the maximum  aggregate  total
number  of  shares  of the  Company's  common
stock  issuable  relative to the  conversions
and  payments  of dividends  is  330  shares,
which  was  attained in November 2001.    The
limitation that restricts the holder of the Series D Preferred Stock to the foregoing maximum may be removed it a "Change of Control Transaction", as defined under the terms of the financing documents, is deemed to have occurred (see Note 5).

      ALPHA HOSPITALITY CORPORATION AND
                SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
          STATEMENTS  (Continued)
  (In thousands, except for per share data)

NOTE 11.  STOCKHOLDERS' EQUITY (CONTINUED)

Descriptions of Preferred Stock and Dividends
(continued)

As  a  consequence of such maximum limitation
being  in effect, the dividend rate increased
to  15%  per annum to be payable in  cash  in
arrears,   semi-annually  on  June   30   and
December  31.   As  of  June  30,  2002,  the
dividends   in  arrears  on  the   Series   D
Preferred  Stock  amounted  to  approximately
$219, of which $67 relates to the six months ended June 30, 2002. The Series D Preferred
Stock has no voting rights prior to its conversion into common stock.

      ALPHA HOSPITALITY CORPORATION AND
                SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (In thousands, except for per share data)

  The  following discussion of the historical
condensed  consolidated  financial  condition
and  results of the operations of the Company
should  be  read  in  conjunction  with   the
Condensed  Consolidated Financial  Statements
and  the Notes to such consolidated financial
statements included elsewhere in this Form 10-
QSB.   This  Form  10-QSB  contains  forward-
looking statements, which involves risks  and
uncertainties  primarily  relative   to   the
speculative nature of the Company's  proposed
casino  development projects, the uncertainty
of  the outcome of the PPE litigation and the
potential   future   acquisitions   of    new
business  operations,  including  those  that
have  not yet been identified.  The Company's
actual results may differ significantly  from
the   results  discussed  in  these  forward-
looking statements.

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

  On   June  15,  2000,  Alpha  Florida   LLC
entered   into   a  Charter  Agreement   that
required    that   $1,250,   including    the
application  of  a  previously  issued   $400
promissory   note,   be  paid   towards   the
completion of  construction of the vessel and
monthly  payments  over a  three-year  period
commencing  upon  completion.   The   monthly
payments were to be $41 during the first year
and  $46 during years two and three, with  an
additional  surcharge for each month  of  the
three-year period amounting to one dollar per
each  passenger  during each previous  month.
At  all  times during the three-year  period,
Alpha  Florida LLC had the option to purchase
the vessel at a cost of $4,500, towards which
all  previous construction payments would  be
applied.   In  November  2000,  the  interior
design and construction was completed on the vessel, the Ella Star Casino ("Ella Star"), with the inaugural cruise taking place on November 26, 2000.

  On September 7, 2000, Alpha Florida LLC entered into a three-year agreement for the rental of certain furniture and equipment to be used in the gaming day cruise vessel.
Rental  payments, which commenced in November
2000, approximated $36 per month.

  Following  the  dramatic  impact   of   the
September   11th   terrorist   attack,    the
passenger  levels  on  the  Ella  Star   fell
drastically  from  those enjoyed  immediately
prior  to the September 11th attack.  It  was
the   opinion  of  the  Company   that   this
condition, further exacerbated by  the  crash
of  American Airlines flight 587 out  of  New
York's  John F. Kennedy airport, would extend
into  and possible through the upcoming  high
tourism season.  On November 15, 2001,  as  a
consequence of this assessment, Alpha Florida
LLC decided to suspend operations at the Ella
Star  and on  December 19, 2001, the  Company
terminated its leases with Miami-Dade  County
and  the  boat  and  equipment  lessors.   No
provision  has  been  made  for  any   future
payments   on   any  contractual  obligations
entered into by Alpha Florida.

Results of Operations:

  The   following   table  sets   forth   the
statements  of  operations for Alpha  Florida
LLC's Ella Star before intercompany charges and minority interest for the six months ended June 30, 2002 and 2001 (dollar amounts in the table below are in thousands):

      ALPHA HOSPITALITY CORPORATION AND
                SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (CONTINUED) (In thousands, except for per share data)


                                                     2002             2001
      Revenues:
          Casino . . . . . . . . . . . .          $      0       $   2,082
          Food and beverage, retail and other            0              81
            Total revenues . . . . . . .                 0           2,163

     Operating expenses:
          Casino . . . . . . . . . . . .                 0           1,033
          Food and beverage, retail and other            0              52
          Selling, general and administrative           54           2,184
              Total operating expenses . .              54           3,629

     Other expenses:
          Depreciation and amortization                  0            360
            Total other expenses . . . .                 0            360


     Loss before intercompany charges and
       minority interest                         $     (54)       $(1,466)


     For  the  six months ended June,  2001,
       the  Ella  Star  had its revenues
       negatively impacted by the unusually
       poor winter weather conditions in
       South Florida.  Because of  the severe
       weather, the Ella Star was forced  to
       cancel several cruises and the
       attendance  on the  cruises  that
       did sail  was  negatively impacted
       because of inclement conditions.  To
       ameliorate  the  negative  impact
       of   poor weather in the future, the
       Company pulled the vessel  out of the
       water for several days  in January
       2001  and  installed   bilge   keel
       stabilizers at a cost in excess of $100.
       The retrofitting of the stabilizers
       improved  the comfort   of  the
       passengers  during   rough weather.
       Casino expenses, representing  50%
       of casino revenues, included $513 of
       payroll and related  expenses,
       $259  of   expenses related
       to food  and  beverage   provided
       gratuitously to customers and other
       expenses of $261.

      The      continuing     general     and
administrative  expenses for the  six  months
ended  June  30, 2002 of $54 is substantially
comprised  of  payroll and  related  expenses
incurred in terminating operations.  Selling,
general  and administrative expenses for  the
six months ended June 30, 2001, included $678
of  payroll  and  related expenses,  $455  of
advertising and marketing expenses,  $661  of
dock,  vessel,  equipment and  office  rental
expenses, $252 of insurance, utilities,  fuel
and  maintenance costs and the remaining $138
for  professional fees, office  expenses  and
other      miscellaneous     general      and
administrative expenses.

Mississippi:

      On  March  2,  1998, the  Company  sold
substantially  all  of  the  assets  of   its
subsidiaries,   Alpha  Gulf  and   Greenville
Hotel, the Bayou Caddy's Jubilee Casino,  the
Greenville Hotel and other related assets  to
Greenville Casino Partners, L.P.  (AGCP@) and
retained a 25% interest (subsequently reduced
to   approximately  19%  for   capital   call
adjustments) and entered into a management contract with GCP. Subsequent to the sale, management was advised that GCP incurred significant operating losses resulting in a substantial working capital deficiency and a partners= deficiency through December 31,
1998. Accordingly, pursuant to its policy on impairment of long-lived assets, the Company adjusted the carrying value of it 19% limited partnership interest in GCP to zero in 1998.
The Company was not responsible for any of GCP's liabilities and, accordingly, did not record its share of any of GCP's losses.

      On  March 15, 2002, the General Partner
of  GCP  successfully sold the Bayou  Caddy's
Jubilee   Casino  to  JMBS  Casino  LLC   for
$42,200.  In April 2002, after the  repayment
of    liabilities,   the   General    Partner
distributed  approximately  $14,000  to   the
Limited  Partners,  including  the  Company's
share  of  $2,767.  An additional  $1,000  is
being  held  in escrow for 18 months  pending
any  claims  the purchaser may  make  against
GCP.   The  Company's share of such residuals
is not recorded on the Company's books since receipt is subject to any such claims and other contingencies.

      In  a separate transaction, the Company
also sold it's Hotel Management Agreement for
the   Greenville   Inn  and  Suites   located
adjacent to Bayou Caddy's Jubilee Casino, for
$510, the proceeds of which were received by the Company in March 2002.

      ALPHA HOSPITALITY CORPORATION AND
                SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (CONTINUED) (In thousands, except for per share data)

Results of Operations -- Jubilation
Lakeshore:

      The  Company  acquired the Cotton  Club
of   Greenville,  Inc.  (d/b/a  Cotton   Club
Casino) on October 26, 1995. The Cotton  Club
Casino's   operations  in   Greenville   were
terminated  on  October 30, 1995.  After  its
relocation  to  Lakeshore, the  Cotton  Club,
renamed  the Jubilation Casino, reopened  for
business on December 21, 1995, but closed  in
August  1996.   In August 1998,  the  Company
relocated   the  casino  vessel  to   Mobile,
Alabama,  where it was moored at a  terminal.
On  July 8, 1999, the Company contributed the
idle  gaming  vessel  to Casino  Ventures  in
exchange for $150 cash, a promissory note  of
$1,350  and a membership interest  in  Casino
Ventures.   Under certain circumstances,  the
Company's current 93% membership interest  in
Casino  Ventures may be subject to  reduction
and  dilution.   The  consolidated  financial
statements  of the Company will  include  the
amounts of Casino Ventures until such time as
the  Company's membership interest  decreases
to  less  than 50%.  See "Future  Operations"
for   a   discussion   of  Casino   Ventures'
operating plan for the vessel.

      The continuing costs incurred during
each of the six months ended June 30, 2002 and 2001 amounted to $16 of warehousing costs.

Future Operations

General:

      The  Company  currently  serves  as   a
holding  company  and  a  vehicle  to  effect
acquisitions, whether by merger, exchange  of
capital stock, acquisition of assets or other
similar  business  combination  (a  "Business
Combination") with an operating business  (an
"Business").  The business objective  of  the
Company   will  be  to   effect  a   Business
Combination with a Business that the  Company
believes  has steady profitability potential.
The   Company  intends  to  seek  to  utilize
available cash, equity, debt or a combination
thereof  in effecting a Business Combination.
While   the   Company  may,   under   certain
circumstances,   explore  possible   Business
Combinations  with more than one  prospective
Business,  in  all  likelihood,  until  other
financing provides additional funds,  or  its
development  stage  projects  progress,   the
Company  may be able to effect only a  single
Business Combination in accordance with its business objective, although there can be no assurance that any such transaction will be effected.


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

      The    Jubilation   vessel   has   been
relocated   to  Mhoon  Landing   in   Tunica,
Mississippi   ("Tunica"),   where    it    is
anticipated it will be refurbished, and along
with significant land-based improvements will
be  operated as a full service  casino.    To
fund  such costs, Casino Ventures was  loaned
$412, $876 and  $605 from Mr. Walker in 2002,
2001  and  2000, respectively, $172 from  the
Company  in 2000 and $29 and $4 in  2001  and
2000, respectively, from the holder of a $650
mortgage on the vessel.  The $650 mortgage is
currently in default.  An additional $550 and
$350,  respectively, was received  by  Casino
Ventures   in  the  years  2001   and   2000,
respectively,  as future equity  investments.
During the six months ended June 30, 2002 and
2001,  the Company capitalized $609 and  $78,
respectively,   of  costs  related   to   the
relocation and refurbishing of the vessel and
improvements  to  its  redeployment  site  in
Tunica.  An additional $24 and $88 of  start-
up  costs  were incurred for the  six  months
ended  June  30, 2002 and 2001, respectively.
The  Company  is  not required  to  make  any
further   capital  contributions  to   Casino
Ventures.

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

      ALPHA HOSPITALITY CORPORATION AND
                SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF     OPERATIONS (CONTINUED) (In
thousands, except for per share data)

Casino Ventures (Continued):

     Casino Ventures' interest expense for
the six months ended June 30, 2002 and 2001, not eliminated in consolidation, amounted to $94 and $74, respectively.
This was attributable to interest on the $650 mortgage note payable secured by the vessel and on the loans from Mr. Walker.

Liquidity and Capital Resources

     For  the  six months ended  June  30,
2002,  the  Company had net cash  used  in
operating activities of $1,108.   The  net
cash  used was the result of a net  income
of  $1,639  adjusted for the gain  on  the
sale of investment and related contract of
$3,277,  depreciation and amortization  of
$15,  minority  interest of $18,  interest
amortized on loan discount of $42,  and  a
net  decrease in working capital of  $333.
The  decrease in working capital consisted
primarily  of  a  net  decrease  in  other
current  assets  of  $55,  a  decrease  in
deposits  of $158, an increase in accounts
payable  and  other accrued  expenses  and
other  current liabilities of $304 and  an
decrease    in    payroll   and    related
liabilities of $26.

     Cash provided by investing activities
of $2,813 consisted of $3,277 of proceeds from the sale of investments and related management contract, $609 of payments for property and equipment and a $13 increase in other assets.

     Cash used in financing activities  of
$710  was attributable to $522 of proceeds
from   related   party   long-term   debt;
repayments of related party long-term debt of $1,265 and $33 from the exercise of stock options.

     The  Company  has  a working  capital
deficit  of $6,240 at June 30,  2002.   In
addition, Casino Ventures, a subsidiary of the Company, is in default of a mortgage on its gaming boat.

     The   Company   currently   has    no
operations. Future liquidity could come from a debt or equity offering, future acquisition of new business operations, future monetzation of remaining assets or certain tax attributes or resolution of the PPE Litigation (see Note 5 to the financial statements).

     If  the  Company is unable to  secure
the required funding or other liquidity generating transaction on a timely basis, it could have a materially adverse effect on the Company's ability to continue as a going concern.

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

     On  April  30,  2002,  the  Financial
Accounting    Standards    Board    issued
Statement 145, which, among other  things,
limits  the  classification of  gains  and
losses  from extinguishment of debt.   The
Company does not expect provisions of this
statement to have a significant effect  on
the   Company's  financial   position   or
operating results.

      ALPHA HOSPITALITY CORPORATION AND
                SUBSIDIARIES

         PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  Reference   is  made  to  the  Company's
Annual Report on Form 10-K/A for the  year
ended  December 31, 2001 on file with  the
Securities  and  Exchange  Commission  and
Forms 8-K filed on April 18, 2002, May  1,
2002  and  June  25, 2002,  pertaining  to
litigation    regarding   Mohawk    Tribal
Government,   Mohawk   Tribal   leadership
dispute and status of agreements with the Mohawk Tribe.

  In  January 1996, the Company was  named
as  a defendant in an action based on  the
theory  of  "liquor  liability"  for   the
service  of  alcohol to a  customer.   The
case   was  settled  in  2002  with  funds
substantially provided by the Company's insurance carrier.

  The Company was named as a defendant  in
an action brought by Global Trading Group,
Inc.  in the U. S. District Court for  the
Northern  District  of  Mississippi.   The
plaintiff   alleged   entitlement   to   a
finder's  fee arising out of the  sale  of
the  Jubilee Casino and sought contractual
and   compensatory  damages   of   $1,563,
punitive  damages  of $10,000  and  costs,
attorneys'  fees and interest.   In  March
2002, the Company reached a settlement on this case for approximately $119.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

  None

2)   Reports on Form 8-K


      1.   April 18, 2002, reporting the sale
of    casino    interests   in    Greenville,
Mississippi; developments regarding  the  New
York  State video lottery program; status  of
litigation     regarding    Mohawk     tribal
government; and proceedings involving former directors and officers.

      2.        May 1, 2002, reporting the
execution of an irrevocable proxy and voting agreement between Alpha's Chairman and Chief Executive Officer, Robert A.
Berman, and Bryanston Group, Inc.

      3.         June  25, 2002, reporting
the status of the St. Regis Mohawk tribal leadership dispute and the resignation of an officer and director of the Company.

      ALPHA HOSPITALITY CORPORATION AND
                SUBSIDIARIES


                 SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 14, 2002                    /s/ROBERT A. BERMAN
                                             Robert A. Berman
                                             Chairman and
                                             Chief Executive Officer




Dated: August 14, 2002                    /s/SCOTT A. KANIEWSKI
                                          Scott A. Kaniewski
                                          Chief Financial Officer