Form 10QSB
period 2002-09-30
ALPHA HOSPITALITY CORP
filed 2002-11-14
CIK 906780

U. S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB



Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002





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

   Yes    X         No


              APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
November 10, 2002


   Common Stock, $0.01 par value: 4,898,651 shares

ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                              INDEX




PART I                 FINANCIAL INFORMATION           PAGE NO.

Item 1.   Financial Statements (Unaudited)

 Condensed Consolidated Balance Sheets as of September
 30, 2002 and December 31, 2001                               1

 Condensed Consolidated Statements of Operations for the
 Nine Months Ended September 30, 2002 and 2001                2

 Condensed Consolidated Statements of Operations for the
 Three Months Ended September 30, 2002 and 2001               3

 Condensed Consolidated Statements of Cash Flows for the
 Nine Months Ended September 30, 2002 and 2001                4-5

 Notes to Condensed Consolidated Financial Statements         6-20

Item 2.   Management's Discussion and Analysis of Financial
  Condition and Results of Operations                         21-25


PART II                                               OTHER INFORMATION

Item 1.   Legal Proceedings                                   26

Item 6.   Exhibits and Reports on Form 8-K                    26

          Signatures                                          27




All items that are not applicable or to which the answer is negative have been omitted from this report.

         ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

             CONDENSED CONSOLIDATED  BALANCE SHEETS
              (in thousands, except per share data)

                                              September 30,       December 31,
                                                 2002                 2001
                                              (Unaudited)          (Audited)
                    ASSETS
CURRENT ASSETS:
       Cash                                  $   486                $  20
       Other current assets                       80                   56
     Total current assets                        566                   76

PROPERTY AND EQUIPMENT, net                        0                   11

INVESTMENT AND ADVANCES IN
  CATSKILL DEVELOPMENT, LLC                    2,947                2,947

ASSETS OF CASINO VENTURES,
  including idle property and
  equipment of $7,805 and $7,063               7,875               7,176

DEPOSITS AND OTHER ASSETS                         27                 178
                                          $   11,415            $ 10,388

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Related party debt                      $    2,560           $  2,594
  Accounts payable and accrued expenses        1,775              1,715
  Accrued payroll and related liabilities        329                229
  Current liabilities of Casino Ventures       3,874              1,453
     Total current liabilities                 8,538              5,991

LONG-TERM RELATED PARTY DEBT,
  including accrued interest                       0              1,101

LONG-TERM RELATED PARTY LIABILITIES
  OF CASINO VENTURES                               0              1,480

OTHER LIABILITIES                                  0                267

RELATED PARTY LIABILITIES TO BE SETTLED WITH
  COMMON STOCK                                 1,529              3,683

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                790                808

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, 5,000 shares authorized:
     Series B, $.01 par value, 44 and 821
      issued and outstanding
      in 2002 and 2001, respectively               0                  8
     Series C, $.01 par value, 135 issued
      and outstanding in 2001                      0                  1
     Series D, $.01 par value, 1 issued and
      outstanding in both 2002 and 2001            0                  0
  Common stock, $.01 par value, 7,500
      shares authorized, 4,879 and
      2,629 issued and outstanding
      in 2002 and 2001, respectively              49                 26
  Capital in excess of par value             107,358             92,196
  Accumulated deficit                       (106,849)           (95,173)
     Total stockholders' equity
       (deficiency)                              558             (2,942)
                                          $   11,415          $  10,388


   See accompanying notes to condensed consolidated financial statements

         ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
           (in thousands, except  for per share data)


                                                   Nine Months Ended
                                                      September 30
                                                    2002         2001
REVENUES:
   Casino                                          $    0       $   2,657
    Food   and  beverage,  retail  and  other           0             313
                                                        0           2,970

COSTS AND EXPENSES:
    Casino                                              0           1,577
  Food and beverage, retail and other                   0              65
  Selling, general and administrative               1,869           4,528
  Depreciation and amortization                        21             572
  Interest                                            354             324
    Pre-opening and development costs                  24              88
     Total costs and expenses                       2,268           7,154

OTHER INCOME (LOSS):
    Gain on sale of investment and
      related management contract                   3,277               0
    Loss on investment - Catskill                  (6,934)              0
    Miscellaneous                                       3               8

NET LOSS BEFORE MINORITY INTEREST                  (5,922)         (4,176)

MINORITY INTEREST                                      18             747

NET LOSS                                           (5,904)         (3,429)

DIVIDENDS ON PREFERRED STOCK                          518           3,097

NET LOSS APPLICABLE TO COMMON SHARES               (6,422)         (6,526)

WEIGHTED  AVERAGE  COMMON SHARES,
   basic and  diluted                               4,533           2,171

LOSS  PER  COMMON  SHARE, basic  and  diluted    $  (1.42)       $  (3.01)



   See accompanying notes to condensed consolidated financial statements

         ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
           (in thousands, except  for per share data)


                                                Three Months Ended
                                                   September 30,
                                                 2002         2001
REVENUES:
  Casino                                        $    0        $    575
  Food and beverage, retail and other                0             106
                                                     0             681

COSTS AND EXPENSES:
  Casino                                             0             544
  Food and beverage, retail and other                0              13
  Selling, general and administrative              486           1,455
  Depreciation and amortization                      6             187
  Interest                                         117             144
  Total costs and expenses                         609           2,343

OTHER INCOME (LOSS)
Loss on investment - Catskill                    6,934               0

NET LOSS BEFORE MINORITY INTEREST               (7,543)         (1,662)

MINORITY INTEREST                                    0             316

NET LOSS                                        (7,543)         (1,346)

DIVIDENDS ON PREFERRED STOCK                        68               0

NET LOSS APPLICABLE TO COMMON SHARES            (7,611)         (1,346)

WEIGHTED AVERAGE COMMON SHARES,
   basic and diluted                             4,866           2,466

LOSS PER COMMON SHARE, basic and diluted     $   (1.56)     $     (.55)


   See accompanying notes to condensed consolidated financial statements

         ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)

                                                       Nine Months Ended
                                                       2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $ (5,904)      $ (3,429)
  Adjustments to reconcile net loss to
     net cash used in  operating activities:
          Gain on sale of investment and
            related management contract                 (3,277)             0
          Loss on investment - Catskill                  6,934              0
          Minority interest                                (18)          (747)
          Depreciation and amortization                     21            572
          Interest amortized on loan discount               60             54
       Changes in operating assets and liabilities:
          Other current assets                             (24)           376
          Other non-current assets                         194              0
          Accounts payable and accrued expenses and
            other liabilities                              167            (21)
          Accrued payroll and related liabilities          100            (38)

NET CASH USED IN OPERATING ACTIVITIES                   (1,747)        (3,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investment and related
    management contract                                  3,277              0
  Purchases of property and equipment                     (639)          (793)
  (Increase) decrease in deposits and other assets           0           (435)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      2,638         (1,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributed by holders of minority interest        0            550
  Proceeds from stock options                               33             (4)
  Repayment of related party long-term debt             (1,136)             0
  Proceeds from related party long-term debt               678          2,791

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (425)         2,170

NET INCREASE (DECREASE) IN CASH                            466           (535)

CASH, beginning of period                                   20          1,263

CASH, end of period                                    $   486       $    728




   See accompanying notes to condensed consolidated financial statements

         ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)

                                                       Nine Months Ended
                                                         September 30,
                                                     2002          2001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest during the period            $   129       $    57

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

  Common stock issued in conversion of
    long-term debt and accrued interest                  188            0

  Common stock issued in settlement of
    preferred stock dividends                          5,770            0

  Common stock issued in settlement of liabilities     2,154            0

  Agreement to issue common stock in settlement
    of accrued payroll                                     0        1,529

  Common stock issued for investment in
    Catskill Development, LLC                          6,934            0

  Common stock issued in conversion of
    preferred stock                                        9            0

  Agreement to issue share of the Company's
    common stock in settlement of liabilities
    to Bryanston:
       Long-term debt                              $  1,407
       Account payable and accrued expenses              42
       Other liabilities                                455
                                                   $  1,904




   See accompanying notes to condensed consolidated financial statements

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                              (in thousands)

NOTE 1.  NATURE OF BUSINESS

     Alpha Hospitality Corporation (the "Company") incorporated in Delaware on March 19, 1993, is engaged in the development of prospective gaming operations in New York. In November 2001, the Company ceased operating its gaming day cruise vessel operating in Florida. On March 15, 2002, the General Partner of Greenville Casino Partners, L.P. successfully concluded the sale of its primary asset, a casino located in Greenville, Mississippi, in which the Company held a limited partnership interest. The Company's current major effort is investing in the development and management of potential gaming operations in Monticello, New York. To continue this effort and to help the Company meet its operating expenses, Management is seeking to restructure Casino Ventures, LLC ("Casino Ventures") in a fashion to generate working capital for the Company. There is no assurance that this restructure will be successful. The Company intends to consider the acquisition of other operating businesses or other investments in fields other than the gaming industry.

      The Company is not currently actively involved in any operating businesses. If the Company continues to have no active business activities and is deemed to be engaged solely in the business of investing or trading in securities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. Management has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940, and consequently, any violation of such Act could subject the Company to materially adverse consequences.

NOTE 2. GOING CONCERN

      The Company currently has no operations and has a working capital deficit of $ 7,046 at September 30, 2002. In addition, Casino Ventures, a subsidiary of the Company, is in default of a mortgage on its gaming boat. The Company's principal current investment is in the development of its interest in proposed casino gaming activities in Monticello, New York, which is discussed in Note 5. Such investment is not expected to contribute to the Company's cash flow during the foreseeable future and does not include interest in any securities or other interest for which there is a liquid market. The Company is seeking to restructure Casino Ventures to generate working capital for the Company and cure the default of the mortgage on its gaming boat, but there is no assurance that any significant working capital will be generated for the Company.

      Future liquidity could come from a debt or equity offering, future acquisition of new business operations, future monitization of remaining assets or certain tax attributes or favorable resolution of the appeal of prior litigation (see Note 5). To continue this effort and to help the Company meet its operating expenses, Management is seeking to restructure Casino Ventures in a fashion to generate working capital for the Company. There is no assurance that this restructure will be successful. If the Company is unable to secure the required funding or implement another liquidity generating transaction on a timely basis, it could have a material adverse effect on the Company's ability to meet it's obligations and continue as a going concern.

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

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2001 annual report to the shareholders. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

      Investments. The Company's investment in Catskill Development, LLC ("CDL") is limited to access to certain net earnings and, if applicable, liquidation. Because it does not have significant influence in operating CDL, the Company accounts for its investment in CDL using the cost method. The Company increased its investment in the future revenue stream of CDL in February 2002 by acquiring 47.5% of Watertone Holdings, L.P.'s ("Watertone") economic interest in certain CDL business components. The investment in CDL was subsequently determined to be impaired and was written down in the third quarter of 2002 (see Note 5).

                  ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                  (In thousands, except for per share data)

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Earnings (Loss) Per Common Share. The Company complies with Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Outstanding options and warrants have been excluded from the Company's computation of loss per common share for the nine months and quarter ended September 30, 2002 because they are antidilutive.

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

      Promotional Allowances. Promotional allowances primarily consisted of food and beverage furnished gratuitously to customers. Revenues did not include the retail amount of food and beverage of $616 for the nine months ended September 30, 2001 provided gratuitously to customers. The cost of these items of $337 for the nine months ended September 30, 2001 are included in casino expenses.

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

      Certain estimates used by management are particularly susceptible to significant changes, such as the recoverability of the idle property and equipment of Casino Ventures and the investment and advances in CDL. The Company is seeking to restructure Casino Ventures to generate working capital for the Company and cure the default of the mortgage on its gaming boat. There is no assurance that this restructure will be completed and, if completed, any working capital will be generated for the Company. Further, the success or the failure to complete a restructure could affect management's estimate of the recoverability of the idle property and equipment of Casino Ventures (see Notes 5 and 6).

     Impairment of Long-Lived Assets. Effective January 1, 2002, the Company adopted FASB Statement No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". Pursuant to Statement 144, the Company is accounting for the assets owned by its Casino Ventures, L.L.C. subsidiary in conformity with the prior pronouncements. The adoption of Statement 144 required the Company to review the carrying value of its remaining long-lived assets in relation to historical results, as well as management's best estimate of future trends, events and overall business climate. Such review indicated that the carrying value of its investment in CDL may not be recoverable in full and the Company then estimated the future cash flows (undiscounted and without interest charges). The Company determined that such future cash flows are insufficient to recover the full carrying amount of the asset, which triggered an impairment loss and the reduction of the carrying value of CDL to its estimated fair value (see Note 5).

      Recent Accounting Pronouncements. On April 30, 2002, the FASB issued Statement 145, which, among other things, limits the classification of gains and losses from extinguishment of debt as extraordinary items. The Company does not expect provisions of this statement to have a significant effect on the Company's financial position or operating results.

      In June 2002, FASB issued Statement No. 146, "Accounting for Costs Associated with Exit of Disposal Activities" (Statement No. 146). Statement No. 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date management's commitment to an exit plan. In addition, Statement No. 146 required that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. The Company has not determined the effect that Statement No. 146 will have on the financial statements.

               ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                  (In thousands, except for per share data)

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Reclassifications. Certain prior period amounts have been reclassified to conform to the 2002 presentation.

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


NOTE 5.  INVESTMENT IN CATSKILL DEVELOPMENT, LLC

      In October 1995, Catskill Development, LLC ("CDL"), a New York limited liability company in which the Company (through a wholly owned subsidiary) is a member, was formed to pursue the development of a proposed Native American casino in Monticello, New York (the "Casino Project"). CDL's business plan envisioned three distinct lines of business: a) casino activities; b) real estate related activities; and c) the gaming operations related to Monticello Raceway (the "Raceway") including parimutuel and any potential future VLT operations. CDL's plan was to contract with a Native American Tribe for the development and management of a casino to be located in Monticello, New York, and to assist the Native American tribe in seeking the approvals necessary for such a venture under federal, state and local statutes, ordinances and regulations. This was an ambitious plan because the land involved was not currently a part of the reservation and thus would require unusual approvals that were typically required for the development of Native American casinos.

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

      Tribe's and CDL's Federal Application. On August 2, 1996, the Tribe submitted an application to the United States Department of the Interior (the "Department"), Bureau of Indian Affairs ("BIA"), to place the 29.31-acre tract of land for the proposed casino in trust status, to be held by the United States Government as trustee. For approval, the Secretary of the Interior of the United States had to determine that the proposed Casino Project was in the best interest of the Tribe and was not detrimental to the surrounding community. In addition, the Governor of New York had to concur with these determinations in order for the land to be taken into trust by the United States Government. While the application to the Department of Interior took approximately one year to prepare, its review and processing required an additional three and one-half years. As part of the process and subsequent to the initial filing many of the agreements were amended, restated and/or reaffirmed on several occasions. Part of that approval process required the complex and lengthy environmental analysis required under the State of New York's environmental review act ("SEQRA"), which was successfully completed in March 1998. The SEQRA finding became an integral component of the Federal application.

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

      On October 29, 1999, the Director of the EAO again transmitted the application back to the IGMS with findings of fact and a renewed recommendation that the Secretary of the Interior find that the proposed Casino Project was in the best interest of the Tribe and not detrimental to the surrounding community. By letter dated April 6, 2000, addressed to Governor George Pataki, Kevin Gover, Assistant Secretary of the Department of the Interior, advised and notified the Governor of New York that the proposed Casino Project had been approved and specifically requested that the Governor concur. However, on April 22, 2000, the Company became aware of a letter agreement between the Three Chiefs (see Tribal Leadership Dispute) and Park Place Entertainment Corporation ("PPE"). Such agreement provided for PPE to have the exclusive rights to develop and manage any casino development the Tribe might have in the State of New York. The ability of CDL to proceed with the proposed Casino Project has been affected by the circumstances of the letter agreement and related activity by PPE and are the subject of litigation (the "PPE Litigation") as described in the Company's annual report on Form 10-K/A for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on May 22, 2002.

      On August 22, 2002, U.S. District Court Judge Colleen McMahon granted PPE's motion for summary judgment. CDL has filed a notice of appeal with respect to the dismissal of its case against PPE and has retained the firm of Mayer, Brown, Rowe & Maw to represent it in the appeal. It is expected that briefs in the appeal will be filed within the next four months and that a decision on the appeal should be rendered within eighteen months.
Although management believes that CDL and its related parties have meritorious arguments in the appeal, no assurance can be given that the appeal will be successful or that, even if the appeal is successful as a whole or in part, the litigation will ultimately be resolved in a manner advantageous to the Company.

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

     On June 5, 2002 Neal McCaleb, Assistant Secretary for Indian Affairs of the Department of Interior, issued a letter to the attorney for the
Constitutional Government. The letter denied a request by the Constitutional Government for a reconsideration of the recognition of the Three Chiefs by the Department. The letter ends with the statement that "this decision constitutes the final agency decision for the Department". On August 19, 2002, the members of the Constitutional Government on behalf of the St. Regis Mohawk Tribe filed suit in the Northern District of New York against the Department of Interior, Bureau of Indian Affairs and Neil McCaleb, as Assistant Secretary of the Department of the Interior. The suit requests the court to recognize the Constitutional Government and the validity of the Tribal Court System. The company can express no opinion as to the likelihood of success of this litigation.

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

     Completion of the project contemplated by the agreements was subject to certain conditions, including the obtaining of relevant federal and state governmental approvals. CDL, in conjunction with its related entities, assumed responsibility for and undertook, seeking and obtaining all local, state and federal approvals required or necessary to construct and operate the proposed casino project. By letter dated April 6, 2000, addressed to Governor George Pataki, Kevin Gover, Assistant Secretary of the Department of the Interior, advised and notified the Governor of New York that CDL's proposed casino project with the Tribe had been approved and specifically requested that the Governor concur. However, on April 22, 2000, the Company became aware of a letter agreement between the Three Chiefs and which agreement provided for PPE to have the exclusive rights to develop and manage any casino development the Tribe might have in the State of New York. The circumstances of this letter agreement and related activity by PPE are the subject of litigation

               ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                  (In thousands, except for per share data)

NOTE 5.  INVESTMENT IN CATSKILL DEVELOPMENT, LLC (CONTINUED)

as described in the Company's annual report on Form 10-K/A for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on May 22, 2002. On August 22, 2002, U.S. District Court Judge Colleen McMahon granted PPE's motion for summary judgment.

       CDL has filed a notice of appeal with respect to the dismissal of its case against PPE and has retained the firm of Mayer, Brown, Rowe & Maw to represent it in the appeal. It is expected that briefs in the appeal will be filed within the next four months and that a decision on the appeal should be rendered within eighteen months. Although management believes that CDL and its related parties have meritorious arguments in the appeal, no assurance can be given that the appeal will be successful or that, even if the appeal is successful as a whole or in part, the litigation will ultimately be resolved in a manner advantageous to the Company.

      In November 2001, CDL, MML and MRD entered into a renewal agreement with representatives of the Constitutional Government. This agreement renews until December 31, 2002 the Amended and Restated Land Purchase Agreement, the Amended and Restated Development and Construction Agreement, and the Amended and the Restated Facility Management Agreement. The renewal agreement contains various conditions that must be satisfied prior to expiration of such renewal agreement on December 31, 2002. There can be no assurance that all such conditions can be satisfied by that date. No similar agreement has been entered into with the representatives of the Three
Chiefs. The renewal agreement was predicated upon the assumption that judicial and administrative decisions favorable to the positions of CDL, MML, MRD and the Constitutional Government would be preserved or achieved in time for performance of these agreements prior to December 31, 2002. As this assumption is no longer realistic, CDL, on October 25, 2002, notified the representatives of the Constitutional Government that it was reviewing and would pursue other alternatives for the development of the Raceway property. CDL has advised the Company that it has commenced pursuing such other alternatives, including the full range of options from developing a casino for another Native American Nation to outright sale of the venture or any of its related assets.

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

      As part of and in conjunction with such settlement, AMI acquired from Bryanston Group, Inc. ("Bryanston"), a shareholder of the Company, 5 percentage points of Bryanston's ownership interest in the real estate component of CDL's business for $455 plus additional consideration if the asset is liquidated. In June 2001, the Company agreed to satisfy this obligation through the issuance of shares of its common stock, valued at $8.00 per share (the then current market price.) Additionally, Bryanston agreed to transfer to AMI Bryanston's 25% interest in the raceway component of CDL's business. Under the previous agreement, AMI did not participate in this source of revenue. As of September 30, 2002 and December 31, 2001, excluding $6,934 recorded in February 2002 in connection with the acquisition of 47.5% of Watertone's economic interest in the casino and racetrack business components of the businesses of CDL, the Company capitalized $2,492 towards the design, architecture and other costs of the development plans for the proposed casino. Based on the August 22, 2002 court decision, the Company has conducted an impaired asset analysis in regards to its investment in CDL. The Company believes that based on the amount of preferred capital and priority returns due certain members of CDL, its ability to recover the $6,934 recorded in February 2002 in connection with the Watertone transaction is remote. Therefore the Company has written it off

               ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                  (In thousands, except for per share data)

NOTE 5.  INVESTMENT IN CATSKILL DEVELOPMENT, LLC (CONTINUED)

in the third quarter of 2002.

      The Company and certain members of CDL have contributed considerable amounts of money to CDL to fund the purchasing of the Raceway and pursuing the approval and development of a Native American casino on a portion of the Raceway property. These contributions and mortgage (together with interest thereon compounded at 10% per annum) must be repaid before any net earnings from CDL's operations would be available for distribution to the Company. As of November 14, 20021, the aggregate amount needed to satisfy the payment of said contributions (with interest) and certain other senior obligations payable to certain members of CDL was approximately $45,596. As of November 14, 2002, the Company's preferred capital balance was approximately $4,778 out of a total preferred capital balance for all the members of approximately $38,865. Currently the Company has capitalized approximately $2,947 of these capital contributions on its balance sheet (on a cost basis). These preferred capital balances are subordinate to a mortgage, which at November 14, 2002, was approximately $6,731. Currently, any cash flow from the operations of the Raceway are being retained by CDL for working capital purposes and to fund litigation and development expenses in conjunction with other potential gaming operations at the track.. As a result, the Company is not expected to receive any distributions from CDL with respect to its interests in CDL (other than with respect to its preferred capital contributions and interest thereon), until CDL has achieved additional net revenues sufficient to discharge the payment of all of these priority returns.

      Since all of the previous arrangements will respect to the development of a casino for a Native American Nation at the Raceway are no longer being pursued, the ability of MML or MCM to undertake the development and management of the proposed casino in Monticello, New York will depend on the ability to reach a definitive agreement with a federally recognized tribe, as well as the obtaining of all requisite federal and state approvals for the casino to be located on land to be placed in trust for the benefit of such tribe and to be managed under any management arrangement. The Company has been advised that CDL is currently involved in active negotiations to develop new strategic alliances and arrangements with respect to the development of such a casino. However, there can be no assurance that the project will be revived or that it will receive all requisite approvals to become operational.

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

     The business plan was submitted at the request of the Lottery, and in accordance with Lottery procedures, does not represent a final decision with respect to the implementation of VLTs by CDL. The business plan includes certain assumptions recommended by the Lottery and other estimates considered preliminary by CDL and the Company. Using these estimates and assumptions, the plan does not show levels of operating income currently considered adequate by CDL to go forward with the project. CDL continue to evaluate the appropriateness of making the required capital expenditures necessary for VLT operations relative to the length of the test period, the ultimate level of return on investment, and the implementation date for the program. The Lottery has not yet established a firm start date or adopted regulations with regard to the program. On May 16, 2002, the New York State Legislature passed a bill that further expands the October 2001 VLT Legislation. This bill extends the test period under the current law from three years to a period ending December 31, 2007. Further, the bill authorizes each track to enter into an agreement with the organization representing its horsemen to reduce the percentage of its vendor fees dedicated to enhancing purses at such track during the initial three years, to an amount not less than 25 percent. That bill was signed by the Governor on May 29, 2002. In addition, CDL's ability to proceed with the VLT program may be impacted by its plans with respect to casino development at the site. Accordingly, no assurance can be given that CDL will decide to proceed with the operation of VLTs at the Raceway.

      On February 12, 2002, the Company entered into an agreement with Watertone providing for the acquisition of 47.5% of Watertone's economic interests in the casino and racetrack business components of the business of CDL. This agreement replaced and superseded an agreement previously entered into with Watertone in August 2001 pursuant to which the Company had agreed to acquire

               ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                  (In thousands, except for per share data)

NOTE 5.  INVESTMENT IN CATSKILL DEVELOPMENT, LLC (CONTINUED)

all of Watertone's economic interest in the casino and racetrack business components of CDL's business. The transaction contemplated by this agreement closed on March 12, 2002. In consideration for such economic interests, the Company issued 576 shares of its common stock for the benefit of Watertone. In accordance with FASB Statement 123, "Accounting for Stock-Based Compensation", the valuation of the economic interest in CDL transferred by Watertone and held for the benefit of the Company has been reported at an amount of $6,934, which is equal to the market value of the shares of common stock of the Company (determined as of the close of business on the date of issuance) issued in consideration for such economic interests. However, the Company's ability to realize that amount (or any other amount) with respect to its investment in such economic interests will be dependent upon a variety of matters that are outside of the Company's control. Generally, the Company would not be expected to realize any amount with respect to such investment unless CDL generates net revenues or other net proceeds that exceed the aggregate amount of the senior obligations (which, as of November 14, 2002, amounted to approximately $6,731) and other priority returns (which, as of November 14, 2002 amounted to approximately $38,865) payable by CDL. CDL's ability to generate any such net revenues or other net proceeds will in turn depend upon a variety of factors, which may include, among others: (a) a successful resolution (by judgment, settlement or otherwise) of the future appeal of the PPE Litigation; (b) successful development of a casino at the Raceway (whether owned by the St. Regis Mohawk or another Native American tribe); (c) the development or financing of real estate owned by CDL; and/or (d) profitable operation or financing of the Raceway. Further, in the event CDL is successful in generating any such net revenues or other net proceeds, the Company's entitlement to receive a portion thereof on account of such economic interests will depend upon the amount of such excess net revenues or other net proceeds that is allocable to the casino and raceway components of CDL's business. Based on the August 22, 2002 court decision, the Company has conducted an impaired asset analysis in regards to its investment in CDL. The Company believes that based on the amount of preferred capital and priority returns due certain members of CDL, its ability to recover the $6,934 recorded in February 2002 in connection with the Watertone transaction is remote. Therefore the Company has written it off in the third quarter of 2002. Additionally, as part of the proposed transactions, the Company entered into employment agreements with two principals of Watertone, Messrs. Robert Berman and Scott Kaniewski, providing for annual aggregate salaries of $500 (which is subject to deferral under certain circumstances) and options to purchase, at an exercise price of $17.49 per share, up to an aggregate of 180 shares of the Company's common stock (which number of shares will be subject to increase to an aggregate of up to 591 upon shareholder approval).

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

      In June 2002, Brett Tollman, the son of former Chairman and Chief Executive Officer Stanley Tollman, submitted his resignation as a member of the Board of Directors and Vice President of the Company. Mr. Tollman resigned following the filing of a Federal complaint alleging tax violations against him. Mr. Tollman indicated that he had submitted his resignation because he felt that, even though the allegations against him are unrelated to the business of the Company, it was in the best interest of the Company and expressed his view that the allegations are entirely unwarranted.

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

NOTE 6. INVESTMENT IN CASINO VENTURES, L.L.C.

      On July 8, 1999, the Company contributed its inactive vessel, Jubilation, to Casino Ventures. At the time of the contribution, the vessel (including gaming equipment, furniture and other items) had a net book value of $4,149. In exchange, the Company received $150 in cash, a promissory note of $1,350 and a membership interest in Casino Ventures. The promissory note accrues interest at prime plus one percent with a minimum rate of 8.75%, payable quarterly, with the principal balance due July 8, 2002. Under certain circumstances, the Company's current 93% membership interest in Casino Ventures may be subject to reduction and dilution. The consolidated financial statements of the Company includes the accounts of Casino Ventures until such time as the Company's membership interest decreases to less than 50%. A former director of the Company is a member in Casino Ventures and serves as its General Manager. That former director advanced funds to Casino Ventures in 2000, 2001 and 2002 that were used for site and vessel improvements. As of September 30, 2002, the loan payable to the former director amounted to $2,049. The loan accrues interest at 8% and matures April 2003. During the nine months ended September 30, 2002 and 2001, the Company capitalized $742 and $596 of costs, respectively, related to the refurbishment of the vessel and improvement to its site in Tunica, Mississippi and incurred $24 and $88 of start-up costs, respectively.

     The vessel was used as collateral to obtain funding of $650 towards the aforementioned costs of Casino Ventures (see Note 8) in 1999. The $650 mortgage is currently in default. Total interest expense on Casino Venture debt for the nine months ended September 30, 2002 and 2001 amounted to $152 and $113, respectively. Pursuant to an amendment agreement effective April 18, 2001, the total maximum borrowings allowed to be collateralized by the vessel is $1,000.

      The Company is seeking to restructure Casino Ventures to generate working capital for the Company and cure the default of the mortgage on its gaming boat. There is no assurance that this restructure will be completed and, if completed, any working capital will generated for the Company. Further, the success or the failure to complete a restructure could affect management's estimate of the recoverability of the idle property and equipment of Casino Ventures.

      At September 30, 2002 and December 31, 2001, assets and liabilities of Casino Ventures consisted of the following:


                                     2002            2001
Assets:
    Property and equipment, net   $  7,805       $ 7,063
    Deposits                            54            54
     Other                              16            59
                                     7,875         7,176
Current liabilities:
 Long-term liability, current
   maturities                        2,732           683
 Accounts payable and accrued
   expenses                          1,142           770
                                     3,874         1,453
Long-term liabilities:
     Long-term debt               $      0       $ 1,480


               ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                  (In thousands, except for per share data)

NOTE 7. PROPERTY AND EQUIPMENT

  At September 30, 2002 and December 31, 2001, property and equipment in use is comprised of the following:

                                                2002      2001
          Furniture, fixtures and equipment  $     141   $    159

          Less accumulated depreciation
              and  amortization                    141        148
                                             $       0   $     11


  On July 8, 1999, the Company contributed idle equipment to Casino Ventures (see Note 6). These assets are being held for disposal and are not being depreciated. At September 30, 2002 and December 31, 2001, property and equipment held for disposal is as follows:

                                     2002        2001
Boat and improvements             $  8,614   $  7,872
Gaming equipment                     1,944      1,944
Furniture, fixtures and equipment    1,471      1,471
                                    12,029     11,287
Less accumulated depreciation
  and  amortization                 (4,224)    (4,224)
                                  $  7,805    $ 7,063


              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                         (Unaudited) (in thousands)

 NOTE 8.  LONG-TERM DEBT AND OTHER NON-CURRENT LIABILITIES


Long-term debt at September 30, 2002 and December 31, 2001 was comprised of the following:

                                          Interest
                                          Rate             2002         2001
Related Party Debt
   Loan   payable  (a),  including
   accrued interest of $84 and $55
   as of September 30, 2002 and
   December 31, 2001, respectively            4%      $     970      $  1,101

   Loan payable to a former director
   of the Company, due in April 2003          8%          2,049         1,480

   Note payable to Bryanston Group,
   Inc. ("Bryanston"), a major
   stockholder, with interest
   payable monthly and principal
   payments, commencing January 1, 2001,
   not to exceed $1,000 per annum,
   with any unpaid balance due at
   maturity in April  2005 (b).              8%               0         1,407

   Loan payable to Bryanston, due on
   demand including accrued interest
   of $57 and $75 as of September 30,
   2002 and December 31, 2001,
   respectively                              8%           1,550        2,594

   Accrued compensation (c)                               1,529        1,529

   Other payables and accrued expenses                        0          747
  Total related party debt                                6,138        8,858

   Mortgage note collateralized by
   the Company's inactive vessel
   (see Note 6) with interest payable
   monthly and principal due in
   January 2001                             8%             650           650

   Promissory note payable, due on
   demand                                   6%              33            33
                                                         6,821         9,541
  Less amounts included in:
   Liabilities of Casino Ventures
   (see Note 6)                                          2,732         2,163

  Liabilities to settled in common stock                 1,529         3,683

  Related party current                                  2,560         2,594
                                                     $       0     $   1,101


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

      Relative to the $1,250 principal amount of the loan and warrants issued, the Company has allocated approximately $213 as the estimated value of the warrants issued with the loan. This amount is being amortized as additional interest expense and an increase to notes payable over the life of the loan using the effective interest method until such loan is repaid or the warrants are converted into common stock. In the nine months ended September 30, 2002, $180 of the principal amount was converted into 33 shares of the Company's common stock. At September 30, 2002, approximately $168 has been amortized and the remaining balance of approximately $60 at September 30, 2002 is reflected as a reduction of the loan payable.

      (b) Bryanston agreed, subject to certain terms and conditions, to subordinate its rights to repayment of principal and to payment of cash dividends to the prior payment of amounts due to the holders of the preferred stock, Series D.

     (c) The Company was obligated under an employment contract with Stanley
S. Tollman, its former Chairman and Chief Executive Officer ("CEO"). Under this agreement the Company accrued deferred compensation of $250 per year. The CEO agreed to waive his rights to receive the $250 salary for the 2001 and 2000 years. As of September 30, 2002 and December 31, 2001, the CEO was owed $1,529 of deferred compensation. Further on September 30, 2001, the CEO agreed to be paid only in common stock and rescind any previous conversion agreements.

      Interest expense on related party debt totaled $116 and $44 for the nine months ended September 30, 2002 and 2001, respectively.

      The Company has classified $1,529 and $3,683, respectively, as of September 30, 2002 and December 31, 2001 of long-term debt and other liabilities as non-current because the creditors have agreed to accept shares of common stock in settlement of the following debt and liabilities:


                                        2002      2001
            Note to Bryanston         $     0   $ 1,407
            Accrued compensation        1,529     1,529
            Other payables and
             accrued expenses               0       747
                                      $ 1,529   $ 3,683


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

      In December 2001, the Company vacated its office space in New York City. The lease does not expire until 2004. Final lease settlement payment due for the New York City office lease is $210. The Company currently rents office space in Northbrook, Illinois and New York, New York, on a month-to-month basis.

       On December 19, 2001, the Company's subsidiary, Alpha Florida Entertainment, L.L.C. ("Alpha Florida LLC"), terminated its lease with Miami-Dade County, in connection with its Ella Star Casino. No provision has been recorded for any future amounts related to any contractual agreements entered into by Alpha Florida L.L.C. or Alpha Florida Entertainment, Inc., its predecessor.

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

      To comply with State requirements regarding the Company's interest in Casino Ventures, LLC, the Company has received a finding of suitability from the Mississippi Gaming Commission. The Company's finding of suitability was renewed in October 2001 for a three year period.

     Litigation. In January 1996, the Company was named as a defendant in an action based on the theory of "liquor liability" for the service of alcohol to a customer. This case was settled in 2002 with funds substantially provided by the Company's insurance carrier.

      The Company was named as a defendant in an action brought by Global Trading Group, Inc. in the U. S. District Court for the Northern District of Mississippi. The plaintiff alleged entitlement to a finder's fee arising out of the sale of the Jubilee Casino and sought contractual and compensatory damages of $1,563, punitive damages of $10,000 and costs, attorneys' fees and interest. In March 2002, the Company reached, and recorded on its books, a settlement on this case for approximately $118, of which $53 was settled through the issuance of 5 shares of common stock.

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

               ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                  (In thousands, except for per share data)


NOTE 10.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      At September 30, 2002 and December 31, 2001, accounts payable and accrued expenses are comprised of the following:


                                         2002      2001
     Property and equipment           $     752   $    557
     Lease (see Note 9 Lease
       Commitment)                          224        342
     Advertising                              0        143
     Insurance                               81        216
     Accrued professional fees              847        546
     Accrued interest                       380        238
     Other                                  633        443
     Less amounts included in
       liabilities of Casino Ventures
       (see Note 6)                      (1,142)      (770)
                                      $   1,775   $  1,715


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

        In September 2002, $30 of debt and accrued interest was converted into 18 shares of the Company's common stock.

        During the nine months ended September 30, 2002, 7.5 shares of the Company's common stock was issued upon the exercise of options.

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

        During the nine months ended September 30, 2002, the Company issued 35 shares of common stock in settlement of other liabilities.

               ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                  (In thousands, except for per share data)

NOTE 11.  STOCKHOLDERS' EQUITY (CONTINUED)

Descriptions of Preferred Stock and Dividends

        The Company's Series B Preferred Stock has voting rights of .8 votes per preferred share, is convertible to .8 shares of common stock for each share of preferred stock and carries a liquidation value of $29 per share, a cumulative dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event the dividend is not paid by January 30 next following the year for which such dividend has accrued, the dividend will be payable in common stock. In January 2002, the Company declared and issued dividends on the Series B Preferred Stock for the 2001 year amounting to 241 shares of the Company's common stock. After the January 2002 common stock issuance, there were no dividends in arrears. Additionally, in January 2002, Bryanston, a major shareholder, converted its 777 shares of the Company's Series B Preferred Stock into 622 shares of the Company's common stock. As of September 30, 2002, dividends in arrears on the remaining 44 shares of the Series B Preferred Stock amounted to approximately $369.

        The Series C Preferred Stock had voting rights of 2.4 votes per preferred share, was convertible into 2.4 shares of common stock and carried a cumulative dividend of $5.65 per share. In January 2002, the Company declared and issued dividends for the 1998, 1999, 2000 and 2001 years amounting to a total of 174 shares of the Company's common stock. Additionally, in January 2002, Bryanston, the sole holder of the Company's Series C Preferred Stock, converted its Series C Preferred Stock into 324 shares of the Company's common stock. As of September 30, 2002, dividends in arrears on the Series C Preferred Stock amounted to approximately $63.

        The Series D Preferred Stock is convertible into shares of the Company's common stock at a conversion price of the lesser of $60 per share or a price based upon the prevailing market price of the Company's common stock, and accrues dividends at a rate of 7% per annum. In the event the preferred stock is not converted into shares of the Company's stock by February 8, 2005, there will be a mandatory redemption at that time, payable in shares of the Company's common stock at the same aforementioned conversion price. The dividends are payable in arrears on the earlier of the date of conversion of a share of Series D Preferred Stock or the date of redemption. At the Company's option, the dividends are payable in the form of cash or shares of the Company's common stock. The maximum aggregate total number of shares of the Company's common stock issuable relative to the conversions and payments of dividends is 3,300 shares, which was attained in November 2001. Accordingly, the dividend rate increased to 15% per annum to be payable in cash in arrears, semi-annually on June 30 and
December 31. As of September 30, 2002, the dividends in arrears on the Series D Preferred Stock amounted to approximately $238, of which $86 relates to the nine months ended September 30, 2002. The Series D Preferred Stock has no voting rights prior to its conversion into common stock.

Public Market for the Company's Securities

        The Company cannot assure that its common stock will continue to be quoted on the NASDAQ SmallCap market or listed on the Boston Stock Exchange. Even if these quotations or listings continue, the Company cannot assure you that there will be a significant public market. Among other requirements for continued listing on the NASDAQ SmallCap Market, a company must maintain at least $2,500 in stockholder's equity. The Boston Stock Exchange's maintenance criteria requires a company to have total assets of at least $1,000 and total stockholder's equity of at least $500. At September 30,
2002,   the   Company  had  total  assets  of  approximately   $11,415   and
stockholder's equity of approximately $558. In the event the Company's common stock were to be delisted from the NASDAQ SmallCap Market and the Boston Stock Exchange, trading, if any, would be conducted on the OTC Bulletin Board or Pink Sheets. Should this occur, an investor could find it more difficult to dispose of or obtain accurate quotations for the price of the company's common stock.


NOTE 12. RESIGNATION OF DIRECTOR

In September 2002, Herbert Kozlov submitted his resignation as a member of the Board of Directors of the Company to pursue other interests.

                ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                               (in thousands)

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

   On June 15, 2000, Alpha Florida LLC entered into a Charter Agreement that required that $1,250, including the application of a previously issued $400 promissory note, be paid towards the completion of construction of the vessel and monthly payments over a three-year period commencing upon completion. The monthly payments were to be $41 during the first year and $47 during years two and three, with an additional surcharge for each month of the three-year period amounting to one dollar per each passenger during each previous month. At all times during the three-year period, Alpha Florida LLC had the option to purchase the vessel at a cost of $4,500, towards which all previous construction payments would be applied. In November 2000, the interior design and construction was completed on the vessel, the Ella Star Casino ("Ella Star"), with the inaugural cruise taking place on November 26, 2000.

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

Results of Operations:

   The following table sets forth the statements of operations for Alpha Florida LLC's Ella Star before intercompany charges and minority interest for the nine months ended September 30, 2002 and 2001:

               ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                               (in thousands)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                     2002         2001
   Revenues:                                          (IN THOUSANDS)
          Casino . . . . . . . . . . . .            $       0     $  2,657
          Food and beverage, retail and other               0          105
            Total revenues . . . . . . .                    0        2,762

     Operating expenses:
          Casino . . . . . . . . . . . .                    0        1,577
          Food and beverage, retail and other               0           65
          Selling, general and administrative               0        3,342
              Total operating expenses . .                  0        4,984

     Other expenses:
          Depreciation and amortization                     0          540
            Total other expenses . . . .                    0          540


     Loss before intercompany charges and minority
          interest                                  $       0      $(2,762)


       For the nine months ended September 30 2001, the Ella Star had its revenues negatively impacted by the unusually poor winter weather conditions in South Florida. Because of the severe weather, the Ella Star was forced to cancel several cruises and the attendance on the cruises that did sail were negatively impacted because of inclement conditions. To ameliorate the negative impact of poor weather in the future, the Company pulled the vessel out of the water for several days in January 2001 and installed bilge keel stabilizers at a cost in excess of $100. The retrofitting of the stabilizers improved the comfort of the passengers during rough weather. Casino expenses, representing 50% of casino revenues, included $819 of payroll and related expenses, $337 of expenses related to food and beverage provided gratuitously to customers and other expenses of $421.

      The continuing general and administrative expenses for the nine months ended September 30, 2002 of $54 is substantially comprised of payroll and related expenses incurred in terminating operations. Selling, general and administrative expenses for the nine months ended September 30, 2001, included $1,045 of payroll and related expenses, $664 of advertising and marketing expenses, $1,020 of dock, vessel, equipment and office rental expenses, $388 of insurance, utilities, fuel and maintenance costs and the remaining $225 for professional fees, office expenses and other miscellaneous general and administrative expenses.

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

       The continuing costs incurred during the nine months ended September 30, 2002 and 2001 amounted to $8 of warehousing costs.

               ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                               (in thousands)

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

Future Operations

General:

       The Company currently serves as a holding company and a vehicle to effect acquisitions, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination (a "Business Combination") with an operating business (an "Business"). The business objective of the Company will be to affect a Business Combination with a Business that the Company believes has steady profitability potential. The Company intends to seek to utilize available cash, equity, debt or a combination thereof in effecting a Business Combination. While the Company may, under certain circumstances, explore possible Business Combinations with more than one prospective Business, in all likelihood, until other financing provides additional funds, or its development stage projects progress, the Company may be able to effect only a single Business Combination in accordance with its business objective, although there can be no assurance that any such transaction will be effected.


Casino Ventures:

       As discussed above, the Company, through its subsidiary, Jubilation Lakeshore, contributed its inactive gaming vessel, Bayou Caddy's Jubilation Casino ("Jubilation") to Casino Ventures in exchange for various considerations. Under certain circumstances, the Company's current 93% interest in Casino Ventures may be subject to dilution or other reduction. Matthew Walker ("Mr. Walker"), a former director of the Company, is a member in Casino Ventures and serves as its General Manager.

       The Jubilation vessel has been relocated to Mhoon Landing in Tunica, Mississippi ("Tunica"), where it is anticipated it will be refurbished and operated as a gaming vessel. To fund such costs, Casino Ventures was loaned $569, $876 and $605 from Mr. Walker in 2002, 2001 and 2000, respectively, $172 from the Company in 2000 and $29 and $4 in 2001 and 2000, respectively, from the holder of a $650 mortgage on the vessel. The $650 mortgage is currently in default. An additional $550 and $350, respectively, was received by Casino Ventures in the years 2001 and 2000, respectively, as future equity investments. During the nine months ended September 30, 2002 and 2001, the Company capitalized $745 and $596, respectively, of costs related to the relocation and refurbishing of the vessel and improvements to its redeployment site in Tunica. An additional $24 and $88 of start-up costs were incurred for the nine months ended September 30, 2002 and 2001, respectively. The Company is not required to make any further capital contributions to Casino Ventures.

       On January 18, 2001, Casino Ventures received site approval for the casino in Mhoon Landing from the Mississippi Gaming Commission. If the project is completed as approved, the casino will be supported by enhanced existing land-based infrastructure, including restaurant and lodging facilities, as well as the requisite back of house service areas.

       Casino Ventures' interest expense for the nine months ended September 30, 2002 and 2001, not eliminated in consolidation, amounted to $153 and $113, respectively. This was attributable to interest on the $650 mortgage note payable secured by the vessel and on the loans from Mr. Walker.

       The Company is seeking to restructure Casino Ventures to generate working capital for the Company and cure the default of the mortgage on its gaming boat. There is no assurance that this restructuring will be completed and that, if completed any significant amount of working capital will be generated for the Company. Further, the success or the failure to complete a restructuring could significantly affect management's estimate of the recoverability of the value of the idle property and equipment of Casino Ventures.

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                                (Unaudited)
                              (in thousands)

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
RESULTS OF     OPERATIONS (CONTINUED)

Liquidity and Capital Resources

      For the nine months ended September 30, 2002, the Company had net cash used in operating activities of $1,747. The net cash used was the result of a net loss of $5,904 adjusted for the gain on the sale of investment and related contract of $3,277, loss on investment in CDL of $6,934, depreciation and amortization of $21, minority interest of $18 and interest amortized on loan discount of $60. The decrease in working capital included a net decrease in other current and non-current assets of $170, an increase in accounts payable and other accrued expenses and other current liabilities of $167 and an increase in payroll and related liabilities of $100.

      Cash provided by investing activities of $2,638 consisted of $3,277 of proceeds from the sale of investments and related management contract and $639 of payments for property and equipment.

     Cash used in financing activities of $425 was attributable to $678 of proceeds from related party long-term debt; repayments of related party long-term debt of $1,136 and receipts of $33 from the exercise of stock options.


      The Company has a working capital deficit of $7,972 at September 30,
2002.   In addition, Casino Ventures, a subsidiary of the Company,  is  in default of a mortgage on its gaming boat.

     The Company currently has no operations. Future liquidity could come from a debt or equity offering, future acquisition of new business operations, future monitzation of remaining assets or certain tax attributes or resolution of the future appeal of litigation (see Note 5 to the financial statements.). The Company is seeking to restructure Casino Ventures to generate working capital for the Company and cure the default of the mortgage on its gaming boat. There is no assurance that this restructuring will be completed and that, if completed any significant amount of working capital will be generated for the Company. Further, the success or the failure to complete a restructuring could significantly affect management's estimate of the recoverability of the value of the idle property and equipment of Casino Ventures.

      If the Company is unable to secure the required funding or other liquidity generating transaction on a timely basis, it could have a material adverse effect on the Company's ability to meet its obligations and continue as a going concern.

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

      Although the Company is subject to continuing litigation, the ultimate outcome of which cannot be predicted, management believes any additional liabilities that may result from pending litigation in excess of insurance coverage will not be in an amount that will materially increase the liabilities of the Company as presented in the attached consolidated financial statements.

      On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement 145, which, among other things, limits the classification of gains and losses from extinguishment of debt. The Company does not expect provisions of this statement to have a significant effect on the Company's financial position or operating results.

      In June 2002, FASB issued Statement No. 146, "Accounting for Costs Associated with Exit of Disposal Activities" (Statement No. 146). Statement No. 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date management's commitment to an exit plan. In addition, Statement NO. 146 required that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. The Company has not determined the effect that Statement No. 146 will have on the financial statements.

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                                (Unaudited)
                              (in thousands)

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
RESULTS OF     OPERATIONS (CONTINUED)

Controls and Procedures

      The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of September 30, 2002 (the "evaluation date"). There have not been any significant changes in the internal controls of the company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                        PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Reference is made to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 on file with the Securities and Exchange Commission and Forms 8-K filed on August 14, 2002, August 22, 2002 and August 29, 2002, pertaining to the certification letter for the 2nd Quarter Form 10QSB, the dismissal of CDL's case against Park Place Entertainment Corporation and CDL's interest to hire an investment banker to explore opportunities regarding the Monticello Raceway, respectively.

     CDL has filed a notice of appeal with respect to the dismissal of its case against PPE and has retained the firm of Mayer, Brown, Rowe & Maw to represent it in the appeal. It is expected that briefs in the appeal will be filed within the next four months and that a decision on the appeal should be rendered within eighteen months. Although management believes that CDL and its related parties have meritorious arguments in the appeal, no assurance can be given that the appeal will be successful or that, even if the appeal is successful as a whole or in part, the litigation will ultimately be resolved in a manner advantageous to the Company.

      The Company has been advised by CDL that, subsequent to retaining CIBC World Markets Corporation, it has notified the representatives of the Constitutional Government of the Mohawk Tribe that it does not intend to continue to pursue the development of a Mohawk casino at the Raceway and that it is in negotiations with another federally recognized Native American tribe in New York and various casino management and development entities with respect to the site originally planned to be used for the Mohawks. The development of a casino at the site will require consummation of arrangements with these parties and various reviews and approvals. Although the Company believes that such reviews and approvals will be able to be obtained more expeditiously because of the prior applications that have been made with respect to the site, no assurance can be given that such arrangement will be entered into or that any of such approvals will be obtained.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

  None

b)   Reports on Form 8-K

  1. August 14, 2002 is the certification letter for the 2nd Quarter 2002 Form 10 QSB;
  2. August 22, 2002 reporting the dismissal of Catskill Development LLC's case against Park Place Entertainment Corporation; and
  3. August 29, 2002 press release reporting Catskill Development LLC's desire to hire an investment banker to explore opportunities regarding the Monticello Raceway.

        ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


                                SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 14, 2002                  /s/ ROBERT A. BERMAN
                                              Robert A. Berman
                                              Chairman and
                                              Chief Executive Officer




Dated: November 14, 2002                  /s/ SCOTT A. KANIEWSKI
                                          Scott A. Kaniewski
                                          Chief Financial Officer