Form 10KSB
period 2002-12-31
ALPHA HOSPITALITY CORP
filed 2003-02-19
CIK 906780

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

(Mark One)

     ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2002

     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)   OF   THE
     SECURITIES EXCHANGE ACT OF 1934

For    the    transition   period   from_______  to ___________.

Commission file number:  1-12522

Alpha Hospitality Corporation
(Name of registrant as specified in its charter)

             Delaware                        13-4141279
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)        Identification No.)

 707 Skokie Boulevard Suite 600,               60062
    Northbrook, IL (Address of               (Zip Code)
   principal executive offices)


                         (847) 418-3804
        (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class              Name  of Each Exchange on Which
                                 Registered
Common Stock, $ .01 par value    Nasdaq Small-Cap Market
                                 Boston Stock Exchange

Securities  registered under Section 12(g) of the  Exchange  Act:
None

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      The issuer did not have any revenue for the fiscal year ended December 31, 2002.

      At  February 14, 2003, the estimated aggregate market value
of   the   voting  common  equity  held  by  non-affiliates   was
approximately $12,083,225.

       At   February  14,  2003,  4,928,117  common  shares  were
outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Items 9 through 12 of this Annual Report on Form 10-KSB is incorporated by reference from the issuer's definitive proxy materials for its next Annual Meeting of Stockholders, which proxy materials are to be filed with the Securities and Exchange Commission not later than April 30, 2003.

                             PART I

Item 1.    Business

General
      We were organized as a Delaware corporation on March 19, 1993, and since that time have served as a holding company for various subsidiaries engaged in the ownership, development and operation of gaming facilities, including Casino Ventures, LLC in which we hold a 93% equity interest. We also have a 25% voting membership and other non-controlling interests in Catskill Development, LLC. We do not manage or control either Casino Ventures, LLC or Catskill Development and therefore we can only influence their operations. Currently we do not have any operations that create revenue. As a holding company, we are entirely reliant on dividends or distributions from Catskill Development or Casino Venture, LLC in order to generate internal cash flow. Casino Ventures, LLC, however, is currently dormant and Catskill Development must first satisfy numerous senior obligations before it can make any significant distributions to us.

      During the past eighteen months, we have concentrated most of our efforts on developing gaming operations in Monticello, New York as a member in Catskill Development, LLC. As part of this effort we have divested ourselves of various ancillary interests and terminated certain unprofitable operations. For instance, in November 2001 we suspended the operation of a gaming vessel leased by one of our subsidiaries in Miami, Florida, and in March 2002, sold our interests in a casino project in Greenville, Mississippi.

      During that time we also increased our economic interest in Catskill Development, LLC. In March 2002 we entered into an agreement with Watertone Holdings, LP, a member of Catskill Development that is controlled by Robert Berman, our chief executive officer, and Scott Kaniewski, our chief financial officer, whereby Watertone Holdings, LP transferred 47.5% of its economic interest in Catskill Development, LLC's racetrack and casino businesses to us in exchange for 575,874 shares of our common stock. In December 2002, we once again increased our ownership interest in Catskill Development by issuing 1,394,200 shares of Series E Preferred Stock to Bryanston Group, Inc., a corporation controlled by certain prior members of our senior management, in exchange for all of Bryanston Group, Inc.'s interest in Catskill Development, LLC. As a result of these transactions, we now own 36.87%, 48.31% and 25% of Catskill Development, LLC's racetrack (including any future video lottery terminal operations), casino and real estate businesses, respectively.

      We are now seeking to obtain control over the operating businesses and development activities of Catskill Development, LLC by acquiring the interests of our remaining partners' in the Monticello Raceway and other related entities. On February 4, 2003 we entered into a Letter of Intent to consolidate interests and rights in Catskill Development, LLC into the Company. The agreement provides for us to acquire a 48 year ground lease on the Monticello Raceway site and contiguous properties, together with all of Catskill Development, LLC's development and management rights with respect to the site and related gaming activities, in exchange for 80.25% of our outstanding common stock on a post-transaction, fully diluted basis. We hope for this transaction to close sometime in the second quarter of 2003, although there are a number of approvals that must be obtained and conditions that must be met.

Catskill Development, LLC
      Catskill Development, LLC is a New York limited liability company that was formed in 1995 and currently owns Monticello Raceway, a harness horseracing facility located on 232 acres in Monticello, New York, approximately 90 miles northwest of New York City in the Catskills Mountains.

Racetrack Operations
      Monticello Raceway began operation in 1958 and offers parimutuel wagering on live harness racing throughout the year, along with year round simulcasting from various harness and thoroughbred racetracks across the country. Monticello Raceway derives its revenue principally from (i) wagering at Monticello Raceway on live races run at Monticello; (ii) fees from wagering at out-of-state locations on races run at Monticello Raceway using export simulcasting; (iii) revenue allocations, as prescribed by law, from betting activity at New York City, Nassau
and  Catskill  Off  Track Betting facilities.   Certain  of  such
revenues  are  shared with Yonkers Raceway based on  a  pro  rata market share calculation updated monthly; (iv) wagering at Monticello Raceway on races broadcast from out-of-state racetracks using import simulcasting; and (v) admission fees, program and racing form sales, the sale of food and beverages and certain other ancillary activities.

      Simulcasting. Over the past several years, import and, particularly, export simulcast racing has become an increasingly vital part of Monticello Raceway's revenue stream. Simulcasting is the process by which live horse races held at one facility (the "host track") are transmitted simultaneously to other locations that allow patrons at each receiving off track betting location (the "OTB") to place wagers on the race being broadcast. Monies are collected at the OTB and the information with respect to the total amount wagered is electronically transmitted to the host track. In effect, all of the amounts wagered at the OTBs are combined into the appropriate pools at the host track with the final odds and payouts determined based upon all the monies in the pools.

      With the exception of a few holidays, Monticello Raceway offers its patrons, simulcast racing from several race tracks year round, including such tracks as Churchill Downs, Hollywood Park, Santa Anita, Gulfstream Park, Aqueduct, Belmont Park and Saratoga Racecourse. In addition, races of national interest, such as the Kentucky Derby, Preakness Stakes and Breeders' Cup supplement the regular simulcast program.

      Parimutuel Wagering and Track Earnings. All of Monticello Raceway's gaming revenue is derived from parimutuel wagering and the aforementioned legislated revenue allocations from certain of New York State operated OTBs. In parimutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The dollars wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a "take-out" or gross commission, from which the racetrack pays state and county taxes and racing purses. Monticello Raceway's parimutuel commission rates are fixed as a percentage of the total handle or amounts wagered. With respect to Monticello Raceway's live racing operations, such percentage is fixed by New York law at four levels, 17%, 19%, 25% and 36%, depending on the complexity of the wager. The lower rate applies to wagering pools involving only win, place and show wagers while the higher rates apply to pools involving wagers on more complex on-track bets. With respect to import simulcast-racing operations, Monticello Raceway generally applies the commission rates imposed by the jurisdictions of the host racetracks, and approved by the New York State Racing and Wagering Board. Such rates may vary with each jurisdiction and are considerably less favorable than the on-track live racing commission rates. With respect to export simulcast racing operations, "guest" tracks and off-track wagering outlets pay "host" fees to Monticello Raceway that average 3% of the handle wagered on Monticello Raceway's live races of which a portion is allocated to the Raceway's purse account. Casinos and off-track wagering facilities in Nevada and Connecticut currently receive Monticello Raceway's live race signal from a disseminator to whom Monticello Raceway pays a fee.

Monticello Raceway
      The racing industry in New York, inclusive of Monticello Raceway, has experienced a decline in business over many years. Attendance and the amounts being wagered on live races are down from past years. Several developments have contributed to this overall decline in attendance in the racing industry. One has been the rapid growth of what is known as account wagering. Account wagering allows an individual to place a wager on a horserace while at home by telephone or over the Internet using an account established with an OTB or Internet entity. Commissions received by the racetrack from account wagering are significantly less than if the person places a wager at the racetrack, thus, causing a decline in the racetrack's revenue. Another factor adversely affecting the New York racing industry has been an overall increase of gaming competition in the surrounding region. The existing gaming industry in the northeastern United States is highly competitive, as full service casinos are now available in Connecticut, New Jersey and Western New York, where patrons are offered the opportunity to wager on table games and slot machines and, in certain locations horseracing. Moreover, there are numerous publicly owned off-track betting facilities throughout the State of New York, which further impacts negatively on on-
track attendance (See Item 1. Business - Competition) In addition, attendance at Monticello Raceway has been adversely affected by overall economic conditions in the Catskills region.

Video Lottery Terminals
      Video lottery terminals are video gaming devices generally operated under the auspices of a state lottery. To the patron, these devices are very similar in appearance to a traditional slot machine. During the past decade, the operation of these gaming devices at racetracks in several states outside New York has been authorized, with a portion of the revenues dedicated to increasing purses. The results have been uniformly successful at improving the economics of the racetrack's operations.

      On October 31, 2001, the State of New York enacted a bill granting seven racetracks across the state, including Monticello Raceway, the right for the New York State Lottery to install video lottery terminals on their premises. The VLT operation will be conducted by the New York State Lottery with the racetracks functioning largely as agents for the Lottery.

    Under the existing New York video lottery terminal laws, Monticello Raceway would be permitted to earn 25% of the revenues generated by VLT operations after the payout of prizes, but must apply 35% of its revenue from video lottery terminals in their first  year  of  operation  to  enhancing  purses  at  the  track
(escalating to 45% of revenue in years two and three), and to surrender an additional 5% of such revenue to a State Breeding Development Fund. Monticello Raceway, under additional legislation, is authorized to enter into an agreement with the organizations representing its horsemen to reduce the percentages of its vendor fees dedicated to enhance purses at such track during the initial three years, to an amount not less than 25 percent of any gross revenues received by the Monticello Raceway. The existing law allows Monticello Raceway to operate its video lottery terminals from 10:00 a.m. to 10:00 p.m. on weekdays and midnight on weekends. Also, the current law is set to expire December 31, 2007.

      Catskill Development has submitted a business plan to the New York State Lottery, in accordance with Lottery procedures, based upon the current legislation and certain assumptions recommended by the Lottery and other estimates considered preliminary by Catskill Development and the Company. Based upon this business plan, the Lottery has made an initial allocation of 1,800 VLTs to Monticello Raceway. Using these estimates and assumptions, the plan does not show levels of operating income currently considered adequate by Catskill Development to go forward with the project. Catskill Development continues to evaluate the appropriateness of making the required capital expenditures necessary for VLT operations relative to the length of time permitted to operate under the current law, the ultimate level of return on investment, and the implementation date for the program. The Lottery has not yet established a firm start date or adopted regulations with regard to the program. Additional proposals with respect to the VLT program have been considered by various state legislators and administrators. Accordingly, the Lottery has deferred requesting commitments from the tracks with respect to their participation in the program

      On January 28, 2003, New York Governor George Pataki proposed overhauling the existing video lottery terminal laws so as to make it more economically feasible for racetrack operators to install the machines. Under Governor Pataki's proposal, the amount of video lottery terminal revenue that racetracks are required to share with purses would be reduced from 35% in the first year and 45% in subsequent years to zero percent in the first two years of the program, and then rising to 20% over the next ten years. Moreover, the share of track revenue that has to be allocated to the State Breeding Development Fund would be reduced from 5% to zero percent in the first two years, and rising to 5% over the next ten years. Finally, the governor's proposal would eliminate the December 31, 2007 expiration date, thus making the video lottery terminal laws permanent, and would increase permissible hours of operation from 12 hours per day to 126 hours a week (to be allocated at the racetrack's discretion). While this new proposal would certainly make it more economical to begin a video lottery terminal program at Monticello Raceway, there can be no assurance of its passage in its current form, or at all, making it uncertain that Monticello Raceway will ever be able to implement this program. Catskill Development, LLC's ability to proceed with the VLT program may also be impacted by its plans with respect to casino development at the site. Moreover, the existing video lottery terminal legislation is being challenged in court by certain individuals and groups that believe it violates the New York State Constitution which prohibits the sharing of lottery proceeds with anything other than education programs. Accordingly, no assurance can be given that Catskill Development will decide to proceed with the operation of VLTs at Monticello Raceway.

Casino Development
      In 1988, Congress passed the Indian Gaming Regulatory Act, which permits a Native American tribe to petition the Governor of its host state for a "compact" permitting casino gaming on such tribe's reservation and/or on lands to be acquired and held in trust by the Unites States Government for the benefit of such tribe. As part of the October 2001 legislation permitting the installation of video lottery terminals at certain racetracks in the State of New York, the New York State legislature granted the governor the right to negotiate with Native American tribes and approve up to six resort-style casinos. Specifically, the legislation permits three tribal resort style casinos in the Catskills and three in the Buffalo-Niagara Falls area.

     Since 1995, Catskill Development, LLC has been attempting to develop a 29 acre parcel of land at the racetrack into a full service resort-style casino in conjunction with a recognized Native American nation as contemplated in the 2001 legislation. It is Catskill Development, LLC's intent to enter into a definitive agreement with a federally recognized Native American tribe and obtain all the requisite federal and state approvals for the 29 acre site to be deeded to the United States Government in trust for the use and benefit of the tribe and for the tribe to conduct gaming activities on the site. This site was originally planned to be used for a casino to be owned and operated by the St Regis Mohawk Tribe, and Catskill Development LLC incurred considerable expenditures in connection with the effort. However, after extensive local, state and federal reviews had been conducted, the St. Regis Mohawk Tribe elected to pursue the development of another location in the Catskills with Park Place Entertainment Corporation. (See History of Catskill Development and the St. Regis Mohawk Tribe below). During the last two quarters of 2002, Catskill Development, LLC retained CIBC World Markets Corporation to evaluate its strategic alternatives and began negotiations with a federally recognized Native American Tribe in New York and various casino management and development entities with respect to the site and its properties generally. Such negotiations are continuing at this time, however, no definitive agreements have been entered into and no assurance can be given that the development of the site for casino or VLT operations will be achieved. Even if definitive arrangements are made with another federally recognized tribe, certain applications would have to be made and other reviews and approvals would have to be updated and/or re-obtained. Although we believe that such reviews and approvals will be able to be obtained more expeditiously because of the prior applications that have been made with respect to the site, no assurance can be given that all necessary approvals can or will be obtained.

Other Business Activities and Past Developments

History of Catskill Development and the St. Regis Mohawk Tribe
     Since its formation in October 1995, Catskill Development, LLC has pursued the development of Monticello Raceway as three distinct lines of business: a) operation of Monticello Raceway, including parimutuel and potential future video lottery terminals; b) casino development activities; and c) real estate development and related activities. Catskill Development, LLC's plan was to contract with the St. Regis Mohawk Tribe and to secure the necessary state and federal approvals for the construction and operation of a casino.

     On August 2, 1996, the St. Regis Mohawk Tribe submitted an application to the United States Department of the Interior, Bureau of Indian Affairs, to place the 29.31 acre tract of land for the proposed casino in trust status for a Native American Tribe, to be held by the United States Government as trustee. For approval, the Secretary of the Interior of the United States had to determine that the proposed casino project was in the best interest of the St. Regis Mohawk Tribe and was not detrimental to the surrounding community. In addition, the Governor of New York had to concur with these determinations in order for the land to be taken into trust by the United States Government.

      By letter dated April 6, 2000, addressed to Governor George Pataki, Kevin Gover, Assistant Secretary of the Department of the Interior, advised and notified the Governor of New York that the proposed Casino Project had been approved and specifically requested that the Governor concur. However, on April 22, 2000, the Company became aware of a letter agreement between the Mohawk Tribe and Park Place Entertainment Corporation. Such agreement provided for Park Place Entertainment Corporation to have the exclusive rights to develop and manage any casino development the Mohawk Tribe might have in the State of New York.

      On November 13, 2000, Catskill Development and related entities, including our subsidiary, Alpha Monticello, Inc., (the "Plaintiffs") joined in a suit filed in United States District Court, Southern District of New York against Park Place Entertainment Corporation, alleging entitlement to substantial damages as a consequence of, among other things, its wrongful interference with several agreements between Catskill Development LLC and the St. Regis Mohawk Tribe pertaining to the proposed Native American casino project.

      On August 22, 2002, U.S. District Court Judge Colleen McMahon granted Park Place Entertainment Corporation's motion for summary judgment on the Plantiff's claim for interference with business relationships and dismissed or confirmed the dismissal of the Plantiff's contractual interference and other claims. Catskill Development LLC has filed a notice of appeal with respect to the dismissal of its case against Park Place Entertainment Corporation and has retained the firm of Mayer, Brown, Rowe & Maw to represent it in the appeal. Its briefs are due to be filed by February 21, 2003 and a decision on the appeal should be rendered within a year. Although management believes that the Plantiffs have meritorious arguments in the appeal, no assurance can be given that the appeal will be successful or that, even if the appeal is successful as a whole or in part, the litigation will ultimately be resolved in a manner advantageous tous.

Acquisition of Additional Interests in Catskill Development, LLC
      On February 12, 2002, we entered into an agreement with Watertone Holdings, LP providing for the acquisition of 47.5% of its economic interests in the casino and racetrack business components of the business of Catskill Development. The transaction contemplated by this agreement closed on March 12, 2002. In consideration for such economic interests, we issued 576,874 shares of our common stock to Watertone Holdings, LP.

       On December 10, 2002, we acquired Bryanston Group, Inc.'s interests in Catskill Development, LLC, including its voting membership interest and preferred capital account. Bryanston Group, Inc. agreed to transfer such interests and release the Company from all claims in exchange for shares of special preferred stock in the liquidation amount of $13,942,000. This special class of preferred stock is non-voting and non-convertible, has no fixed date of redemption or liquidation, and provides for cumulative dividends at 8% per annum. Dividends to holders of our common stock and other uses of our net cash flow are subject to priorities for the benefit of the preferred stock. The preferred shares are subject to redemption at our option at any time at a price equal to their liquidation value plus accrued dividends to the date of redemption.

Ella Star
      In the fall of 2000, through a 75% owned subsidiary, we commenced the operation of a 250-passenger day-cruise vessel based in Miami, Florida called the Ella Star. During its operation, the Ella Star made daily four-hour offshore excursions, during which time passengers were provided with live entertainment, gambling, food and beverage. However, following the September 11th terrorist attack, the passenger levels on the Ella Star fell dramatically from those enjoyed immediately prior to that time. This condition was then further exacerbated by the crash of American Airlines flight 587 out of New York's John F. Kennedy airport adding to the public's concern about terrorist acts. Passenger levels had dropped to levels so low that it was no longer economically feasible to operate the Ella Star, and on November 15, 2001 we decided to permanently suspend its operations.

The Bayou Caddy's Jubilee Casino
      The Bayou Caddy's Jubilee Casino began its operation in Greenville in November 1995 and was the second casino operating in a very discrete market. The operations were meeting or exceeding all management's expectations. In early 1997 a third casino opened in Greenville and it became clear that the market would not expand sufficiently to accommodate the additional capacity. After considerable deliberation, management took the decision to exit the Greenville market and on March 2, 1998, we sold our interest in the Greenville Inn & Suites and the Bayou Caddy's Jubilee Casino to Greenville Casino Partners, L.P., an
entity in which we held a 25% (subsequently reduced to approximately 19% for capital call adjustments) interest, and with which we entered into a hotel management contract. In March 2002, Greenville Casino Partners, L.P. sold all of the entity's operations and assets to JMBS Casino LLC. Our proceeds from the sale were $2,766,000. Prior to the sale we assigned our related hotel management contract to Greenville C.P., Inc. for an additional $510,000. An additional $1,000,000 is being held in escrow for 18 months pending any claims the purchaser may have against Greenville Casino Partners, L.P. Our share of such residual proceeds could amount to $192,000.

The Jubilation Casino Vessel
      On July 8, 1999, we, through our subsidiary, Jubilation Lakeshore, Inc., contributed our inactive gaming vessel, Bayou Caddy's Jubilation Casino ("Jubilation"), to Casino Ventures, LLC, in exchange for $150,000 in cash, a promissory note of $1,350,000 plus a non-managing membership interest in Casino Ventures. Under certain circumstances, our current 93% interest in Casino Ventures may be subject to dilution or other reduction. Matthew Walker, a former director of the Company, is a member in Casino Ventures and serves as its General Manager. The Jubilation vessel, formerly moored at Lakeshore, Mississippi, but closed due to economic reasons, was, in conjunction with the Casino Ventures LLC undertaking, relocated to Mhoon Landing in Tunica, Mississippi, where it is being refurbished to operate as a dockside casino. Moreover, Casino Ventures, LLC is also in the process of developing a land-based infrastructure to support the gaming operations by the construction of a dockside restaurant and lodging facility.

    In December 2002, we incurred a casualty loss on the Jubilation vessel following a severe storm. This loss, reflected as an impairment loss of $3,000,000 is based on management's best estimate of the cost to restore the boat to its pre-loss economic value. The amount of the insurance reimbursement, if any, cannot be estimated at this time and has not been reflected in the attached financial statements, since the insurer has not yet determined that the occurrence was an insurable event. The commencement of operations is uncertain at this time. On January 18, 2001, Casino Ventures, LLC received initial two year site approval from the Mississippi Gaming Commission for the operation of a dockside casino at Mhoon Landing, which was extended on January 18, 2003 for 91 days.

Competition
    Generally, Monticello Raceway does not compete directly with other harness racing tracks in New York State for live racing patrons. However, Monticello Raceway does face intense competition for off-track wagering at numerous gaming sites within the State of New York and the surrounding region.

    Competing Native American Casinos. In April 2000, the St. Regis Mohawk Tribe announced that they and Park Place Entertainment Corporation plan to build and manage a $500 million tribal casino and resort in the Catskill Mountains. In May 2000, Park Place Entertainment Corporation obtained an option to purchase Kutshers Resort Hotel and Country Club in Monticello, New York, and announced that it intends to use the site for this casino. As currently announced, Park Place Entertainment Corporation plans on turning this facility, located approximately 5 miles from Monticello Raceway, into a 750 room hotel with a 130,000 square foot casino, 15,000 square foot meeting hall, numerous restaurants and luxury spa.

     In addition, another federally recognized tribe called the Stockbridge Munsee Band of Mohegans is claiming aboriginal roots to New York State in order to develop its own Catskills casino. Their partners, Trading Cove Associates, developers of the successful Mohegan Sun in Connecticut, have purchased an option on 300 acres to build a $600 million casino hotel also in the same general area as Monticello Raceway. Neither of these projects have yet announced that they have received required federal and state approvals necessary to proceed and, based upon discussions with various involved entities, we do not believe that any such approval is imminent at this time. Such approvals have been applied for, however, and we cannot predict whether or when such approvals might be obtained.

      Several other federally recognized Native American tribes have been active in the development of casinos in Western New York or other areas surrounding the Greater New York metropolitan area. In July 1993, the Oneida Nation opened "Turning Stone," a casino featuring 24-hour table gaming and electronic gaming machines with approximately 90,000 square feet of gaming space, near Syracuse, New York. In October 1997, the facility was expended to include a hotel, expanded gaming facilities, a golf course and convention center. There are also plans for a further expansion consisting of 50,000 square feet of gaming space, 300 additional hotel rooms and a water park.

    The Seneca Nation recently completed their negotiations with New York State and on January 1, 2003 opened a casino in Niagara
Falls, New York. The casino offers full Las Vegas style gambling with slot machines and table games.

      In February 1992, the Mashantucket Pequot Nation opened Foxwoods Resorts Casino ("Foxwoods"), a casino hotel facility in Ledyard, Connecticut (located in the far eastern portion of such state), an approximately three-hour drive from New York City and an approximately two and one-half hour drive from Boston, Massachusetts, which currently offers 24-hour gaming and contains approximately 6,412 slot machines, 350 table games and over 1,400 rooms and suites, 24 restaurants, 17 retails stores, entertainment and a year-round golf course. Also, a high-speed ferry operates seasonally between New York City and Foxwoods. The Mashantucket Pequot Nation has also announced plans for a high-speed train linking Foxwoods to the interstate highway and an airport outside Providence, Rhode Island.

      In October 1996, the Mohegan Nation opened the Mohegan Sun Casino Resort in Uncasville, Connecticut, located 10 miles from Foxwoods. Developed by Sun International Hotels, Ltd., the Mohegan Sun has approximately 6,100 slot machines and 282 tables, off-track horse betting, bingo, 32 food and beverage outlets, and retail stores. The Mohegan Sun recently completed the first phase of a $1.0 billion expansion project which included a 115,000 square foot casino, a 10,000 seat arena, 40 retail shops and dining venues, and two additional parking garages accommodating up to 5,000 cars which were opened in September 2001. The second phase which includes a 1,200 hotel guest room 34 story tower with convention facilities and spa was opened in the summer of 2002.

      Atlantic City. There are currently 12 casino hotels located in Atlantic City. Moreover, substantial new expansion and development activity has recently been completed, is under construction, or has been announced in Atlantic City, including the summer opening of the Borgata Casino so-developed by MGM and Boyd Gaming and the expansions at Harrah's, Tropicana and Showboat.

New State Legislation
     Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering the State of New York. Six states have legalized riverboat gambling while others are considering its approval. Several states are also considering, or have approved, large-scale land-based racinos based at their state's racetracks. The business and operations of Monticello Raceway could be adversely affected by such competition, particularly if casino and/or racino gaming was permitted in jurisdictions nearer New York. Currently, casino gaming, other than Native American gaming, is not allowed in New York, Connecticut, Pennsylvania or in areas of New Jersey outside of Atlantic City. However, proposals have been introduced to expand legalized gaming in those locations, Management is unable to predict whether any such legislation will be enacted or whether, if passed, it would have a material adverse impact on Monticello Raceway or its proposed casino and video lottery terminal operations.

Casino Ventures
      The casino to be called Splashback (formerly the Jubilation vessel), and operated by Casino Ventures, LLC, in Tunica, Mississippi will face serious local competition. Specifically, the Splashback would compete with ten other casinos in Tunica County, Mississippi, which are located closer to Memphis, the largest city in Tunica County's principal market. These casinos are considerably larger and offer more amenities than that to be available at Splashback.

Government Regulation
     As the owner and operator of a harness horse racing facility in New York State, Catskill Development, LLC is subject to multitude of regulatory requirements. Furthermore, should we consummate our planned acquisition of Catskill Development, LLC's assets, including Monticello Raceway, we can expect to become subject to these same set of laws.

      All horse racing and parimutuel wagering, both on-track and off-track, in the State of New York is overseen by the New York State Racing and Wagering Board (the "Board") and subject to the rules and regulations provided under the Racing, Parimutuel Wagering and Breeding Law of 1983, as amended (the "Law").

      Harness Racing Licenses. Pursuant to the Law, Catskill Development, LLC is required to have its racetrack operating license renewed by the Board on an annual basis. In this regard, the Board has the right to deny such a renewal should any of Catskill Development, LLC's officers, directors or stockholders, or any party owning stock or a share of the profits, or participating in the management of Catskill Development, LLC (i) be convicted of a crime involving moral turpitude, (ii) engage in bookmaking or other forms of illegal gambling, (iii) be found guilty of any fraud or misrepresentation in connection with racing or breeding, (iv) violate or attempt to violate any law, rule or regulation of any racing jurisdiction for which suspension from racing might be imposed in such jurisdiction, (v) violate any rule, regulation or order of the Board, or (vi) if the experience, character or general fitness of such party found to be inconsistent with the best interests of racing generally. The Board would also have the right to deny Catskill Development, LLC's license renewal should Catskill Development, LLC fail, in the opinion of the Board, to properly maintain Monticello Raceway. As certain of these standards depend upon the subjective determination of the Board, Catskill Development, LLC's continued ability to operate Monticello Raceway cannot be assured. Furthermore, under the Law, no more than eight corporations or associations may be licensed by the Board in any one year to conduct a parimutuel meet or meets of harness racing. While Monticello Raceway's owners have always been able to secure such a license in the past, there can be no assurance of its ability to do so in the future should new harness racetracks open up in the State of New York.

       Certain of Catskill Development, LLC's employees and stockholders are also subject to New York State licensing requirements. These individuals can be denied a license or have theirs revoked should they commit any of the acts described above which would jeopardize Catskill Development, LLC's license renewal.

       Restrictions on Stock Ownership. Being the owner of Monticello Raceway and pursuant to the Law, whenever a stockholder of Catskill Development, LLC, or of any party that holds 25% or more of Catskill Development, LLC's outstanding stock decide to transfer any shares of his stock, the transferee must file an affidavit with the Board stating that he will be the sole beneficial owner of such transferred stock, and whether or not he (i) has been convicted of a crime involving moral turpitude, (ii) has been engaged in bookmaking or other forms of illegal gambling, (iii) has been found guilty of any fraud or misrepresentation in connection with racing or breeding, (iv) has been guilty of any violation or attempt to violate any law, rule or regulation of any racing jurisdiction for which suspension from racing might be imposed in such jurisdiction, or (v) has violated any rule, regulation or order of the Board. If the transferee is not, or will not be, the sole beneficial owner of the transferred stock, then he must annex to his affidavit the terms of the agreement or understanding pursuant to which he will hold the stock, including a detailed statement of any other party's interest in such stock. Upon submission of this affidavit, should the Board determine that it is inconsistent with the public interest, convenience or necessity, or with the best interests of racing generally, for such transferee to be a stockholder of record, or the beneficial owner of any interest in Catskill Development, LLC, or a party that owns 25% or more of its stock, the Board has the right to order such transferee to dispose of his stock or interest within a specified period of time. Furthermore, any stock certificate denoting an equity interest in Catskill Development, LLC is required to bear a legend that states: "This certificate of stock is transferable only subject to the provisions of section three hundred three of the racing, parimutuel wagering and breeding law."

      In addition to the restrictions described above, under the Law, Catskill Development, LLC's operating agreement must contain a provision that requires any stockholder, upon the written demand of Catskill Development, LLC, to sell his stock to Catskill Development, LLC, at a price to be fixed in the manner otherwise provided by law, provided such demand is made pursuant to the written direction of the Board; and from and after the date of the making of such demand, prohibiting the transfer of such certificate of stock, except to Catskill Development, LLC. Upon our acquisition of Catskill Development, LLC's assets, our stock ownership would automatically become subject to these same restrictions. Moreover, these transfer restrictions and the possibility of state mandated divestiture could impair the marketability of our stock and cause it to trade at a discount.

      Racing Rights. As a licensed harness horse racetrack, Monticello Raceway is entitled to hold one or more harness horse race meetings each year from January 1 through December 31, exclusive of December 25, when live racing in the State of New York is prohibited. Of the amounts wagered on its live races, Monticello Raceway is allowed to retain 17% of Regular Bets (a single bet or wager in one horse), 19% of Multiple Bets (a single bet or wager on two horses such as an "exacta"), 25% of Exotic Bets (a single bet or wager on three or more horses such as a "trifecta"), 36% of Super Exotic Bets (a single bet or wager on six or more horses such as a "pick six") and the breaks. Of the amounts retained, Monticello Raceway normally must pay a tax of between 1%-7%, depending on the type of wager. Furthermore, of the net amount retained by Monticello Raceway from its live races, 6%-15% must be dedicated to racetrack purses, depending on the type of wager, in addition to that amount of retained earnings that must be allocated to track purses as provided in its agreement with the track's representative horsemen's association.

Bond Posting. Each year, Catskill Development, LLC is required execute and file with the state comptroller a bond to be fixed by the state tax commission not exceeding $250,000, with sureties approved by the attorney general, that it will keep its books and records and make reports as required by the Law, that it will pay to the state all taxes imposed by the Law, that it will distribute to the patrons of parimutuel pools conducted by it all sums due upon presentation of winning tickets held by them, and that it will otherwise comply with all of the provisions of the Law and with the rules and regulations prescribed by the Board and the state tax commission. Should Catskill Development, LLC, or us following our acquisition of Monticello Raceway, fail to be able post such a bond, each of us would be subject fines or having our racing licenses suspended, thus causing a material adverse effect on our businesses.

       Books and Records. Throughout the year, Catskill Development, LLC must maintain its books and records so as to clearly show by a separate record the total amount of money contributed to every parimutuel pool including daily double pools, if any. Furthermore, the state tax commission must, at all reasonable times, be given access to Catskill Development, LLC's books and records for the purpose of examining and checking the same and ascertaining whether or not the proper amount or amounts due New York State are being paid.

      Licenses for Simulcast Facilities. In order for Monticello Raceway to display and accept parimutuel wagers on the simulcast of horse races from outside racetracks, it must first obtain a license from the Board, in addition to the license required of it to carryout live harness horse racing. To obtain such a license, an applicant is required to submit a "plan of operation" to the Board, which should contain, among other things, a feasibility study denoting the revenue earnings expected from the simulcast facility and the costs expected to operate such facility; the security measures to be employed to protect the transmission of wagering data to effectuate common wagering pools; and a description of the management groups responsible for the operation of the simulcast facility. Even though an applicant's plan may be acceptable to the Board, the Board still has the right to deny a simulcast license should it determine that simulcast wagering may cause any reduction of the total number of racing events conducted on an annual or daily basis at the receiving track, or should the receiving track applying for such license fail to enter into a written agreement with the sending track. As with its live harness horse racing license, there can be no assurance of Catskill Development, LLC's ability, or our ability following our acquisition of Monticello Raceway, to continue to secure this license, the loss of which would result in a material adverse effect on each of our businesses.

       In-State Simulcasting Restrictions. Absent special permission from the Board, Monticello Raceway may only transmit its signal to a receiving track in New York so long as that track is not also conducting a harness race meeting during the same time and the signal from Monticello Raceway has been made available to all authorized receiving tracks in the State of New York. The amount retained by Monticello Raceway from the total deposits in pools wagered on in-state simulcast racing events must be equal to the retained percentages applicable to the in-state sending track. Of this retained amount, generally 50% is required to be dedicated to increasing local purses.

      Simulcasting of Out-of-State Thoroughbred Races. Monticello Raceway's ability to simulcast thoroughbred races from racetracks outside of New York State is subject to the reaching of an agreement with its representative horsemen's association and a number of limitations under the Law. Specifically, the Law provides that except during the period in which live thoroughbred racing is conducted at Saratoga Race Course (July 21 to Sept. 1,
2003), Monticello Raceway may accept wagers and display the live full-card simulcast signal from up to two (or three between January 15-April 15) thoroughbred tracks located in another state. How much of these wagers that Monticello Raceway is able to retain depends on how it collects the bets. If wagers from an out-of-state race are combined with those placed in other states in order to create a single uniform parimutuel pool, the percentage of wagers collected by Monticello Raceway that it can retain is subject to the laws of the jurisdiction in which the sending track is located. If, however, pools are only being shared within the State of New York, Monticello Raceway is allowed to retain 18% of Regular Bets, 21% of Multiple Bets, 26% of Exotic Bets, 36% of Super Exotic Bets and the breaks. Of the sum retained by Monticello Raceway from these races, approximately 1%-5% must be paid to either state taxing authorities or non-profit organizations, depending on the day the race is held and the type of wager. Also, of the net amount retained by Monticello from these simulcast activities, normally 50% must be dedicated to racetrack purses.

      While thoroughbred races are being run at Saratoga Race Course, Monticello Raceway may only accept wagers and display the live simulcast signal from up to two thoroughbred tracks located in another state, and only so long as Monticello Raceway also accepts wagers on all thoroughbred races then being run in the State of New York.

      Simulcasting of Races run by Out-of-State Harness Tracks. Subject to a written agreement with Monticello Raceway's representative horsemen's association, Monticello Raceway may accept wagers and display the signal of up to five out-of-state harness tracks. However, Monticello Raceway may not accept wagers or display the simulcast signal from an out-of-state harness track on more than four days in any week unless in the immediately preceding calendar month an average of four or more live racing programs per week were conducted, nor may Monticello Raceway accept wagers on more than five days in any week unless in the immediately preceding calendar month an average of five or more live harness racing programs per week were conducted at Monticello Raceway. If wagers from a race from an out-of-state track are combined with those placed in other states in order to create a single uniform parimutuel pool, the percentage of wagers collected by Monticello Raceway that it can retain is subject to the laws of the jurisdiction in which the sending track is located. If, however, pools are only being shared within the State of New York, Monticello Raceway is allowed to retain 19% of Regular Bets, 21% of Multiple Bets, 27% of Exotic Bets, 36% of Super Exotic Bets and the breaks. Distribution of the amounts retained by Monticello Raceway must be consistent with how retained wagers are distributed from its live events.

Native American Casinos
     If Catskill Development, LLC succeeds in developing a casino with a recognized Native American tribe or nation, such casino operation would be subject to special federal and state laws applicable to the gaming industry generally and to the distribution of gaming equipment.

      The operation of casinos, and of all gaming on Native American land, is subject to the Indian Gaming Regulatory Act of 1988, as amended, which is administered by the National Indian Gaming Commission, an independent agency within the United States Department of the Interior, which exercises primary federal regulatory responsibility over Native American gaming. The National Indian Gaming Commission has exclusive authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating Class II and Class III Gaming
(as described below), approve management agreements for gaming facilities, conduct investigations and generally monitor tribal gaming. Certain responsibilities under the Indian Gaming Regulatory Act of 1988, as amended, (such as the approval of per capita distribution plans to tribal members and the approval of transfer of lands into trust status for gaming) are retained by the Bureau of Indian Affairs. The Bureau of Indian Affairs also has responsibility to review and approve land leases and other agreements relating to Native American lands. Criminal enforcement is the exclusive responsibility of the United States Department of Justice, except to the extent such enforcement responsibility is shared with the state in which the tribal land is located under the tribal-state compact and under the federal law that recognizes the tribe.

      The  National  Indian  Gaming Commission  is  empowered  to inspect and audit all Native American gaming facilities, to conduct background checks on all persons associated with Class II Gaming, to hold hearings, issue subpoenas, take depositions, adopt regulations and assess fees and impose civil penalties for violations of the Indian Gaming Regulatory Act of 1988, as amended. The Indian Gaming Regulatory Act of 1988, as amended, also prohibits illegal gaming on Native American land and theft from Native American gaming facilities. The National Indian Gaming Commission has adopted rules implementing specific provisions of the Indian Gaming Regulatory Act of 1988, as amended, which govern, among other things, the submission and approval of tribal gaming ordinances or resolutions and require a Native American tribe to have the sole proprietary interest in and responsibility for the conduct of any gaming. Tribes are required to issue gaming licenses only under articulated standards, to conduct or commission financial audits of their gaming enterprises, to perform or commission background investigations for primary management officials and key employees and to maintain their facilities in a manner that adequately protects the environment and the public health and safety. These rules also set out review and reporting procedures for tribal licensing of gaming operation employees.

       Additionally, the National Indian Gaming Commission established the Minimum Internal Control Standards, or MICS, that require each tribe or its designated tribal government body or agency to establish and implement tribal MICS by February 4, 2000.

      Under the Indian Gaming Regulatory Act of 1988, as amended, except to the extent otherwise provided in a tribal-state compact, Native American tribal governments have primary regulatory authority over Class III Gaming on land within a tribe's jurisdiction. However, the National Indian Gaming Commission has the right to review tribal gaming ordinances and to approve such ordinances only if they meet specific requirements relating to (1) the ownership, security, personnel background, record keeping and auditing of a tribe's gaming enterprises; (2) the use of the revenues from such gaming; and
(3) the protection of the environment and the public health and safety.

      The Indian Gaming Regulatory Act of 1988, as amended, classifies games that may be conducted on Native American lands into three categories. "Class I Gaming" includes social games solely for prizes of minimal value or traditional forms of Native American gaming engaged in by individuals as part of, or in connection with, tribal ceremonies or celebrations. "Class II Gaming" includes bingo, pulltabs, lotto, punch boards, tip jars, certain non-banked card games (if such games are played legally elsewhere in the state), instant bingo and other games similar to bingo, if those games are played at the same location where bingo is played. "Class III Gaming" includes all other forms of gaming, such as slot machines, video casino games (e.g., video blackjack and video poker), so-called "table games" (e.g., blackjack, craps and roulette) and other commercial gaming (e.g., sports betting and parimutuel wagering).

      Class I Gaming on Native American lands is within the exclusive jurisdiction of Native American tribes and is not subject to the Indian Gaming Regulatory Act of 1988, as amended. Class II Gaming is permitted on Native American lands if (1) the state in which the Native American lands lie permits such gaming for any purpose by any person, organization or entity; (2) the gaming is not otherwise specifically prohibited on Native American lands by federal law; (3) the gaming is conducted in accordance with a tribal ordinance or resolution which has been approved by the National Indian Gaming Commission; (4) a Native American tribe has sole proprietary interest and responsibility for the conduct of gaming; (5) the primary management officials and key employees are tribally licensed; and (6) several other requirements are met. Class III Gaming is permitted on Native
American lands if the conditions applicable to Class II Gaming are met and, in addition, the gaming is conducted in conformance with the terms of a tribal-state compact (a written agreement between the tribal government and the government of the state within whose boundaries the tribe's lands lie).

      Tribal-State Compacts. The Indian Gaming Regulatory Act of 1988, as amended, requires states to negotiate in good faith with Native American tribes that seek to enter into tribal-state compacts for the conduct of Class III Gaming. Such tribal-state compacts may include provisions for the allocation of criminal and civil jurisdiction between the state and the Native American tribe necessary for the enforcement of such laws and regulations, taxation by the Native American tribe of gaming activities in amounts comparable to those amounts assessed by the state for comparable activities, remedies for breach of compacts, standards for the operation of gaming and maintenance of the gaming facility, including licensing and any other subjects that are directly related to the operation of gaming activities. While the terms of tribal-state compacts vary from state to state, compacts within one state tend to be substantially similar. Tribal-state compacts usually specify the types of permitted games, establish technical standards for gaming, set maximum and minimum machine payout percentages, entitle the state to inspect casinos, require background investigations and licensing of casino employees and may require the tribe to pay a portion of the state's expenses for establishing and maintaining regulatory agencies. Some tribal-state compacts are for set terms, while others are for indefinite duration.

      Any Native American casino that Catskill Development, LLC hopes to jointly help develop therefore would be subject to the requirements and restrictions contained in the compact its Native American partner is able to reach with the State of New York. As compacts in each state tend to be substantially similar, Catskill Development, LLC's casino could expect to be subject to a compact much the same as the compact that governs the operation of the Seneca Niagara Falls Casino between the Seneca Nation of Indians and the State of New York.

      The following is a summary of the material terms of the compact between the Seneca Nation of Indians (the "Tribe") and the State of New York, dated April 12, 2002 (the "Compact"):

      (1) The Tribe is authorized to conduct on its reservation those Class III gaming activities specifically enumerated in the Compact or amendments thereto. The forms of Class III gaming authorized under the Compact include baccarat, bang, beat the dealer, best poker hand, blackjack, Caribbean stud poker, chuck-a-luck, craps, gaming devices, hazard, joker seven, keno, let it ride poker, minibaccarat, pai gow poker, red dog, roulette, sic bo, super pan, under and over seven, wheel games, casino war, Spanish blackjack, multiple action blackjack and three card poker.

      (2) All gaming employees must obtain and maintain a gaming employee license issued by the Tribe in accordance with the terms set forth in the Compact.

     (3) All non-gaming employees must obtain and maintain a non-gaming employee license issued by the Tribe in accordance with the terms set forth in the Compact.

      (4)  Any enterprise or individual providing gaming services or  gaming  equipment to the Tribe is required to hold  a  valid,
current  gaming  enterprise  license  issued  by  the  Tribe   in
accordance with the terms set forth in the Compact.

      (5) Upon request, the Tribe is required to submit to the State of New York copies of all reports letters and other documents relating to its Class III gaming activities filed with the National Indian Gaming Commission.

      (6) Each year, the Tribe is required to submit audited financial statements to the State of New York.

      (7) The Tribe must reimburse the State of New York for certain of its costs associated with the oversight of the Compact.

      (8) The term of the Compact shall be for 14 years, with an automatic 7 year renewal unless one of the parties objects within 120 days of the Compact's expiration.

     (9) The Tribe waives any defense which it may have by virtue of sovereign immunity with respect to any action brought in United States District Court to enforce an arbitration award under the Compact.

      Mississippi. The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulation primarily through the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission. As the principal holder of Casino Ventures, LLC, prior to opening we must be licensed or found suitable under the Mississippi Gaming Control Act, or the Mississippi Act, and our gaming operations would be subject to the regulatory control of the Mississippi Gaming Commission, the Mississippi State Tax Commission and various local, city and county regulatory agencies.

      We have been investigated and in September 2001, the Mississippi Gaming Commission issued our subsidiary, Alpha Gulf Coast, Inc., a finding of suitability. In addition, the Mississippi Gaming Commission has found certain of our key principals suitable.

      Prior to opening, each of the officers and directors of Casino Ventures, LLC must be found suitable or must be licensed by the Mississippi Gaming Commission. In addition, certain of our directors, officers and employees may be required to be found suitable or be licensed if they are engaged in the administration or supervision of, or any other significant involvement with the activities of Casino Ventures, LLC. Both a finding of suitability and license require submission of detailed financial information followed by a thorough investigation. Key employees, controlling persons or others who exercise significant influence upon our management or affairs may be deemed to have a material relationship to, or material involvement with us and may be investigated  in  order to be found suitable or  required  to  be licensed. There can be no assurance that such persons will be found suitable or licensed by, and maintain such a suitability finding or license from, the Mississippi Gaming Commission. The Mississippi Gaming Commission has full and absolute power and authority to deny any application or limit, condition, restrict, revoke or suspend any lien, registration, finding of suitability or approvals, or fine any person licensed, registered, found suitable or approved, for any cause it deems reasonable. Changes in certain officer, director or key employee positions must be reported to the Mississippi Gaming Commission. In addition to its authority to deny an application for a license, the Mississippi Gaming Commission has jurisdiction to disapprove a change in a corporate position. If the Mississippi Gaming Commission were to find a director, officer or employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to terminate such person's employment in any capacity in which such person is required to be found suitable or licensed and we would be prohibited from allowing such person to exercise a significant influence over the gaming establishment's operations.

      Mississippi statutes and regulations give the Mississippi Gaming Commission the discretion to require a suitability finding with respect to anyone who acquires any of our securities, regardless of the percentage of ownership. The current policy of the Mississippi Gaming Commission is to require anyone acquiring, directly or indirectly, 5% or more of any voting securities of a registered publicly traded holding company to be found suitable. However, the Mississippi Gaming Commission generally permits certain "institutional" investors to beneficially own, directly or indirectly, up to 15% of the voting securities of a registered public company without a finding of suitability. If the owner of voting securities who is required to be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Employees
      As of December 31, 2002, we had 5 full-time employees, including our Chairman and Chief Executive Officer.

Item 2. Properties

Alpha Hospitality Corporation
      We lease approximately 140 square feet of office space in a building located at 707 Skokie Boulevard, Suite 600, Northbrook, Illinois, 60062. The total monthly rent for this office space is approximately $2,100. Our location at 330 Madison Avenue, 6th floor, New York, New York is an additional 400 square feet of office space with a monthly rent of $6,000. We believe that our existing office facilities are adequate to meet our current needs.

      Through one of our subsidiaries, we also lease a warehouse in Greenville, Mississippi with a monthly lease payment of $850.
The lessor has been notified of our intentions to vacate the property in March 2003.

Catskill Development, LLC
      Our primary asset is our 25% voting membership interest in Catskill Development. We now own 36.88%, 48.31% and 25% of Catskill Development's racetrack, casino and real estate businesses, respectively. Catskill Development's principal place of business is at Monticello Raceway, a 232 acre property located on Route 17B in Monticello, New York, which it owns in fee simple. Facilities at the site include the racetrack, which includes an enclosed grandstand with a capacity of 4,500, a clubhouse restaurant facility with a capacity for 200 customers, parimutuel wagering facilities (including simulcasting), a paddock, exterior barns, and related facilities for the horses, drivers, and trainers. In addition, a parking area with approximately 5,000 spaces is provided for customers.

      Under its current Operating Agreement, except for the 29.31 acre parcel set aside for the development of a Native American casino, the racetrack property is encumbered by a mortgage and other obligations, which represent contributions made by the various partners to fund the purchase of Monticello Raceway and pursue the development of a casino on the property. These contributions (and a priority return of 10% per annum)must be repaid before any net earnings from operations become available for distribution to the members. As of February 14, 2003 the aggregate amount needed to satisfy the payment of said contributions (with priority returns) to certain members of Catskill Development is $37,197,791.

      These preferred capital balances are subordinate to a mortgage, payable to two members, which at February 14, 2003 was $6,880,425 including accrued interest at 10% per annum. All payments accrue and the principal and accrued interest totaling $8,052,550 are due September 15, 2004. Currently, any cash flow from the operations of Monticello Raceway are being retained by Catskill Development for working capital purposes and to fund litigation and development expenses in conjunction with other potential gaming operations at the track. As a result, Catskill Development is not expected to make any distributions with respect to any members' interests until it has achieved additional net revenues sufficient to discharge the payment of the mortgage, accrued interest, preferred capital balance and priority returns.

      Under its Operating Agreement, Catskill Development's lines of business are owned as follows:

					Casino	Real Estate	 Racing
	Voting Members
	Alpha Monticello, Inc.	48.310	25.000	  36.880
      Americas Tower Partners 20.000	25.000	  25.000
	Monticello Realty, LLC	20.000	22.500	  22.500
	Watertone Holdings, LP	 9.190	25.000	  13.130

	Non-Voting Members
	Cliff Ehrlich		 1.375	 1.375	   1.375
	Fox-Hollow Lane, LLC	 1.000	 1.000	   1.000
	Shamrock STrategies,Inc. 0.125	 0.125	   0.125



      The management of Catskill Development has advised us that it believes the property is adequately covered by insurance.

The Jubilation Casino Vessel
       On July 8, 1999, through our subsidiary, Jubilation Lakeshore, Inc., we contributed our inactive gaming vessel, Bayou Caddy's Jubilation Casino ("Jubilation"), formerly moored at Lakeshore, Mississippi, but closed due to economic reasons, to Casino Ventures, LLC, in exchange for $150,000 in cash, a promissory note of $1,350,000 and a non-managing membership interest. Under certain circumstances, our current 93% interest in Casino Ventures may be subject to dilution or other reduction. Matthew Walker, a former director of the Company, is a member in Casino Ventures and serves as its General Manager. In conjunction with the undertaking, the Jubilation vessel was relocated to Mhoon Landing in Tunica, Mississippi, where it was being refurbished to operate as a dockside casino. In December 2002, we incurred a casualty loss on the Jubilation vessel following a severe storm. This loss, reflected as an impairment loss of $3,000,000 is based on management's best estimate of the cost to restore the boat to its pre-loss economic value. The amount of the insurance reimbursement, if any, cannot be estimated at this time and has not been reflected in the attached financial statements, since the insurer has not yet determined that the occurrence was an insurable event.

Item 3. Legal Proceedings

Park Place Entertainment Corporation
      In July 1996, we, Catskill Development, LLC, and certain of our affiliates entered into a series of agreements with the Saint Regis Mohawk Tribe of Hogansburg, New York to jointly develop an Indian gaming facility on land located at the Monticello Raceway. In April 2000, while awaiting final approval for the requisite gaming licenses and government approvals to operate such a facility, Catskill Development learned that Park Place Entertainment Corporation had entered into an exclusive agreement to develop and manage any casino development the Tribe might have in the State of New York. As a result of the actions of Park Place Entertainment Corporation, we and Catskill Development, LLC lost our legally required partner after spending millions of dollars and four years securing all the necessary land, permits and licenses to bring this deal to fruition. In light of these facts, on November 13, 2000, we, Catskill Development, LLC and certain of our affiliates filed an action against Park Place Entertainment Corporation in the United States District Court for the Southern District of New York. In our lawsuit, we and the other plaintiffs have alleged that Park Place Entertainment Corporation tortuously interfered with our contract and prospective business relationships, engaged in unfairly competitive behavior and had violated certain state imposed anti-trust protections. On August 22, 2002, the District Court granted Park Place Entertainment Corporation's motion for summary judgment on our claim for interference with business relationships and confirmed the dismissal of all of our other claims. Catskill Development, LLC has filed a notice of appeal with respect to the dismissal of its case against PPE and has retained the firm of Mayer, Brown, Rowe & Maw to represent it in the appeal. Catskill Development, LLC's briefs are due to be filed by February 21, 2003 and a decision on the appeal should be rendered within a year. Although management believes that the Plantiffs have meritorious arguments in the appeal, no assurance can be given that the appeal will be successful or that, even if the appeal is successful as a whole or in part, the litigation will ultimately be resolved in a manner advantageous to us.

Minority LLC Partner Lawsuit
      On November 6, 2002, we, and several of our affiliates were named as defendants in an action brought by D.F.S., LLC and Fedele Scutti in United States District Court for the Western District Court of New York. In this matter the plaintiffs have alleged that we committed fraud, made material misrepresentations, were in breach of contact and breached our fiduciary duties in connection with the issuance and sale of a security to them and have claimed damages in the amount of approximately $1,300,000. We have retained counsel to defend us against, this lawsuit. As of this date, we have not received an evaluation from counsel and cannot express any opinion as to this suit, although current employees who have knowledge of the matters in issue vigorously dispute the accusations made by the plantiffs. No trial date for this matter has been set.

Operating Environment
      We are a party to various other legal actions that have arisen in the normal course of business. In the opinion of our management, the resolution of these other matters will not have a material and adverse effect on the consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to Vote of Security Holders

   None to be reported.

                             Part II

Item 5. Market Information

Market Prices
      Our common stock trades on the Nasdaq Small-Cap Market System and the Boston Stock Exchange under the symbol ALHY. The following table sets forth the range of high and low bid prices for our common stock as reported by the Nasdaq System. These quotations represent prices between dealers and do not reflect retail mark-ups, mark-downs or commissions.

                           First      Second     Third    Fourth
                           Quarter    Quarter    Quarter  Quarter
Fiscal 2002
     High                 $13.74    $ 13.20    $ 8.47    $2.33
     Low                   10.50      5.40       0.95     1.17
Fiscal 2001
     High                 $12.18    $ 10.40    $ 11.39   $21.00
     Low                   6.87       6.20       4.31     6.11


    The prices in this table have been adjusted to reflect the reverse 1-for-10 stock split effected June 27, 2001. As of February 14, 2003, 4,928,117 shares of our common stock were issued and outstanding, held of record by approximately 132 persons, including ownership by nominees who may hold for multiple beneficial owners.

Dividends
    We  have never declared or paid cash dividends on our  common stock.  We intend to retain all future earnings to finance future
growth  and,  therefore,  do  not  anticipate  paying  any   cash
dividends in the foreseeable future.

Securities  Authorized  For  Issuance Under  Equity  Compensation
Plans
    The following table provides information as of December 31, 2002 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information


Plan Category      Number of       Weighted average  Number of
                   securities to   exercise price    securities
                   be issued upon  of outstanding    remaining
                   exercise of     options,          available for
                   outstanding     warrants and      future issuance
                   options,        rights            (excluding
                   warrants and                      securities
                   rights                            reflected in
                                                     column a)
                   (a)             (b)               (c)
Equity                 265,782          13.76            224,218
compensation
plans approved by
security holders

Equity                 401,346          17.49               0
compensation
plans         not
approved       by
security holders

Total                  667,128          16.00            224,218


Risk Factors
     The following risk factors should be carefully considered in connection with the other information and financial statements contained in this Annual Report, including Item 1.Business and
Item   6.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations. If any of these risks actually occur, our business, financial condition and results of operations could be seriously and materially harmed and the trading price of our common stock could decline.

     We have received an opinion from our auditors that expresses doubt about our ability to continue as a going concern. The opinion of Friedman Alpren & Green LLP, our independent auditors with respect to our financial statements as of December 31, 2001 and 2002, contains an explanatory paragraph that expresses substantial doubt as to our ability to continue as a going concern. This opinion indicates that substantial doubt exists regarding our ability to continue to remain in business as currently structured. Such an opinion may adversely affect our ability to obtain new financing on reasonable terms or at all.
Certain factors considered by our auditors in making this determination have been included in their report, are disclosed in Note 2 to our financial statements and are further discussed below.

     We currently face a liquidity shortfall. Our current liabilities exceed our currents assets by $7,591,000. These include the current portion of Notes payable, accrued expenses and other payables. We have a principal payment of $400,000 due on our promissory note to Societe Generale on February 28th and we have accounts payable of $1,430,000 that are currently overdue. We need to raise additional funds in order to meet these obligations and fund our current operating expenses either through the sale of equity, liquidation of investments, or by incurring of additional debt, which could be restricted by lender covenants. We do not believe that debt financing is currently available to us on reasonable terms and have been adversely affected in our efforts to liquidate our investment in Casino
Ventures by the damage done to our Jubilation casino vessel during a recent storm. As a result, our ability to continue to meet our near term obligations and pursue our near term strategic objectives depends entirely on our ability to secure additional equity investments. Although we believe that we can obtain such investments on reasonable terms, any such investment will result in dilution of the equity position of our common shareholders and no assurance can be given that such investments can be secured at prices that reflect the market price of our common shares at the time that the investments are obtained.

     We are not actively involved in any operating business and serve as a holding company that is entirely dependent on the operations of companies in which we hold non-controlling interests, and their ability and willingness to make dividends or distributions to us, in order to provide us with internal cash flow. Under our existing structure we are entirely reliant on dividends or distributions from Catskill Development, LLC or Casino Ventures, LLC in order to generate internal cash flow. Casino Ventures, LLC, however, is currently dormant and Catskill Development, LLC must first satisfy numerous senior obligations before it can make any significant distributions to us, as discussed below. Unless we are able to successfully complete our efforts to restructure and recapitalize the Company, our ability to satisfy our ongoing operating expenses will be very difficult, since it is unlikely that we will receive distributions from our subsidiaries in the near future. As a result, we could be forced to liquidate substantially all of our assets and terminate our operations as a going concern or seek bankruptcy court protection. If we continue to have no active business activities, it is possible that we could be considered to be engaged solely in the business of investing or trading in securities, which is subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. It is not our intention to operate as such a holding company. Accordingly, management has obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940, and consequently, any violation of such law could subject us to materially adverse consequences.

     Certain creditors and members of Catskill Development need to be paid off before we can receive any substantial return on our principal asset. Members of Catskill Development have contributed funds to finance the purchase of Monticello Raceway and its ongoing efforts to develop a resort-style Native American casino. These contributions and a mortgage on the property (together with cumulative interest thereon compounded at 10% per annum) must be repaid before any net earnings from Catskill Development's operations will be available for distribution to us. As of February 14, 2003, the aggregate amount needed to satisfy payment of both said contributions and mortgage (with interest) was approximately $44,078,000. As a result, unless we complete our planned consolidation with Catskill Development, we will only receive a return of the funds we contributed (and the cumulative interest thereon), until distributions from operating income and/or proceeds from the sale of the assets exceed the amount necessary to meet these obligations.

      The success of our efforts to consolidate our operations with Catskill Development is subject to the execution of definitive agreements and certain approvals and conditions. Our current business plan calls for us to dispose of our interest in Casino Ventures and consolidate our interests with Catskill Development under the Letter of Intent entered into on February 4, 2003. This consolidation will result in the issuance of additional common stock to acquire the additional interests for an amount equal to 80.25% of the Company's equity and will result in a change of control of the Company. This change of control will require approval by our current shareholders. In addition, the parties must execute definitive agreements and obtain tax opinions and fairness opinions in order for the consolidation to proceed as agreed to in the letter of intent. Until these definitive agreements and other conditions are achieved, any of the parties is free to elect not to proceed with the consolidation. We believes that the consolidation is necessary in order for the partners in Catskill Development to better achieve their strategic objectives and to provide the Company with longer term financial stability through the acquisition of an operating business. If consummated, this transaction will eliminate the mortgage on Monticello Raceway and the need for capital account requirements to be met before we have access to the revenues from raceway operations. Failure to complete the transaction would therefore seriously impair our ability to obtain new financing on reasonable terms and tour long-term viability.

     The continuing decline in the popularity of horse racing and increasing competition in simulcasting could adversely impact Catskill Development's business. There has been a general decline in the number of people attending and wagering at live horse races at North American racetracks due to a number of factors, including increased competition from other forms of gaming, unwillingness of customers to travel a significant distance to racetracks and the increasing availability of off-track wagering. The declining attendance at live horse racing events has prompted racetracks to rely increasingly on revenues from inter-track, off-track and account wagering markets. The industry-wide focus on inter-track, off-track and account wagering markets has increased competition among racetracks for outlets to simulcast their live races. A continued decrease in attendance at live events and in on-track wagering, as well as increased competition in the inter-track, off-track and account wagering markets, could lead to a decrease in the amount wagered at Monticello Raceway. Catskill Development's business plan anticipates the possibility of Monticello Raceway attracting new customers to its racetrack wagering operations through potential casino development or video lottery operations in order to offset the general decline in raceway attendance. However, even if the numerous arrangements, approvals and legislative changes necessary for casino development or video lottery operations occur, Monticello Raceway may not be able to maintain profitable operations. Public tastes are unpredictable and subject to change. Any decline in interest in horse racing or any change in public tastes may adversely affect Monticello Raceway's revenues and, therefore, limit its ability to make a positive contribution to our results.

   The Company has received a letter from NASDAQ stating that its securities are subject to de-listing because it failed to conduct its 2002 annual meeting within the prescribed period of time. On January 14, 2003, NASDAQ notified the Company that its securities are subject to de-listing from the SmallCap Market. This meeting is currently scheduled to be held on March 25, 2003. The Company has request a waiver of this requirement and an oral hearing has been scheduled for February 27, 2003. Pending this hearing, the de-listing has been stayed. We cannot assure that our common stock will continue to be quoted on the NASDAQ SmallCap Market. If our common stock were de-listed, trading, if any, would be conducted on the OTC Bulletin Board or Pink Sheets. Should this occur, an investor could find it more difficult to dispose of or obtain accurate quotations for the price of our common stock. Such a de-listing may also adversely affect our ability to obtain new financing on reasonable terms or at all.

     General economic conditions may adversely affect our results. The business operations of Catskill Development, LLC are affected by economic conditions. Since our principal investment is our interest in Catskill Development, LLC, a deepening recession or downturn in the general economy, or in the Catskill's region, could result in fewer customers visiting
Monticello Raceway or wagering on its races at an off-track location, which would consequently adversely affect our results as well.

     The gaming industry in the Northeastern United States is highly competitive. As discussed above, the gaming industry in the Northeastern United Stated is highly competitive and increasingly run by multinational corporations that enjoy widespread name recognition, established brand loyalty, decades of casino operation experience and a diverse portfolio of gaming assets. This is particularly true in Atlantic City. In contrast, Catskill Development has limited financial resources and is currently limited to the operation of a harness horse racetrack in Monticello, New York. Moreover, even if Catskill Development is successful in installing video lottery terminals at Monticello Raceway and/or developing a tribal casino on its property it would still face competitive disadvantages if Park Place Entertainment Corporation, the world's largest gaming conglomerate, and/or Trading Cove Associates, the developers of the hugely successful Mohegan Sun casino in Connecticut, are successful on building a Native American casino on neighboring properties (See Item 1. Business - Competition).

     Gaming activities are dependent on governmental regulation and approvals. Changes in such regulation or the failure to obtain or maintain such approvals could adversely affect us. The current or future gaming operations of Catskill Development and Casino Ventures, LLC are contingent upon continued governmental approval of these operations as forms of legalized gaming. Their current or future gaming operations are subject to extensive governmental regulation and could be subjected at any time to additional or more restrictive regulation, or banned entirely. They may be unable to obtain, maintain or renew all governmental licenses, registrations, permits and approvals necessary for the operation of their pari-mutuel wagering and other gaming facilities. Licenses to conduct live horse racing and simulcast wagering by Catskill Development must be obtained annually from New York State's regulatory authority. A significant change to current racing law, or the loss, or non-renewal, of licenses, registrations, permits or approvals may materially impact on our revenue share allocations, limit the number of races it can conduct or the form or types of pari-mutuel wagering it offers, and could have a material adverse effect on its business. In addition, Catskill Development currently devotes significant financial and management resources to complying with the various governmental regulations to which its operations are subject. Any significant increase in governmental regulation would increase the amount of its resources devoted to governmental compliance, could substantially restrict its business, and could consequently materially adversely affect our results.

     We and certain of our affiliates are required to be approved by various governmental agencies in order to own an interest, or participate in, gaming activities. As part of gaming regulation, we and our affiliates are generally required to be licensed or otherwise approved in each jurisdiction, which generally involves a determination of suitability with respect to us and our affiliates, and our and their officers, directors and significant investors. For example, the New York Racing & Wagering Board upon a determination that it is inconsistent with the public interest, convenience or necessity or with the best interests or racing generally that any person continue to be a shareholder (or record or beneficially) in any entity that is licensed to engage in racing activities or that owns 25% or more of such licensed entity, may direct such shareholder to dispose of its interest in such entity.

      Several of our former officers and directors were indicted and our suitability to participate in gaming activities is subject to ongoing review of our managers and owners by gaming regulators. During 2002, six former officers or directors of the Company were charged in indictments alleging certain criminal activities. These included: Monty Hundley, who resigned in March 1995, Howard Zukerman who resigned in April 1997, Sanford Freedman who resigned in March 1998, Stanley Tollman who resigned as Chairman, President and Chief Operating Officer in February 2002, James Cutler who resigned in February 2002 and Brett Tollman (son of Stanley Tollman) who resigned in June 2002. Although no trial has yet been held, Stanley Tollman is currently a resident of London, England and has not returned to the United States to answer these charges. None of the acts these individuals are charged with relate to their roles or activities with us and we are not charged with any wrongdoing. However, ownership of Bryanston Group, Inc., our principal shareholder can be associated with Monty Hundley and/or Stanley Tollman through their relationships with its beneficial owners and was managed by Brett Tollman. In December, we entered into to an agreement with Bryanston Group, Inc. and with certain of these officers and other related parties in an effort to remove them from a position to control the Company or to participate in the results of any gaming activities. Such arrangements, and the status of our current officers, directors and other investors, are subject to ongoing review and evaluation by various governmental agencies that regulate and license gaming activities. In the event that any of our officers, directors or investors was found to be unsuitable, current or future licenses or other approvals could be revoked or denied or conditioned upon the divestiture or termination of such individual or investor's interests.

     Enforcement of remedies or contracts against Native American tribes could be difficult. Federally recognized Native American tribes are independent governments, subordinate to the United States, with sovereign powers, except as those powers may have been limited by treaty or by the United States Congress. The power to enact their own laws to regulate gaming is an exercise of sovereignty by Native American governments, as recognized by the Indian Gaming Regulatory Act of 1988. Federally recognized Native American tribes maintain their own governmental systems and often their own judicial systems and have the right to tax, and to require licenses and to impose other forms of regulation and regulatory fees, on persons and businesses operating on their lands. Although Congress may regulate them, as sovereign nations, they are generally subject only to federal regulation. States do not have the authority to regulate them, unless such authority has been specifically granted by Congress, and State laws generally do not directly apply to them and to activities taking place on their lands, unless they have a specific agreement or compact with the state or federal government allowing for the application of state law. Any contract we enter into with a federally recognized Native American nation to jointly develop a casino will likely provide that the law of the State of New York will be the governing law of those contracts. We cannot assure you, however, that these choice of law clauses would be enforceable, leaving any such contracts vulnerable to potentially adverse interpretation should a dispute arise between us.

      Sovereign immunity; applicable courts. Federally recognized Native American tribes generally enjoy sovereign immunity from suit similar to that of the states and the United States. In order to sue a Native American tribe (or an agency or instrumentality of a Native American tribe), the Native American tribe must have effectively waived its sovereign immunity with respect to the matter in dispute. There can be no assurance that any Native American tribe we jointly develop a casino with will be willing to waive its rights to sovereign immunity, thus undermining our ability to enforce our rights under any contract with such tribe. Moreover, even if a Native American tribe effectively waives its sovereign immunity, there exists an issue as to the forum in which a lawsuit can be brought against the tribe. Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to matters relating to Native American lands or matters relating to the internal affairs of Native American governments. Federal courts may have jurisdiction if a federal question is raised by the suit, which is unlikely in a typical contract dispute. Diversity of citizenship, another common basis for federal court jurisdiction, is not generally present in a suit against a tribe because a Native American tribe is not considered a citizen of any state. Accordingly, in most commercial disputes with tribes, the jurisdiction of the federal courts, which are courts of limited jurisdiction, may be difficult or impossible to obtain.

       We have limited recourses against tribal assets. Development of tribal gaming opportunities may require us to make or guarantee substantial loans to tribes for the construction, development, equipment, and operations or to participate with them in related commercial ventures. Our primary recourse for collection of indebtedness from a tribe or money damages for breach or wrongful termination of a contract is limited to revenues, if any, from casino operations. As a result, we could face a considerable credit risk in any joint venture to develop the land adjacent to Monticello Raceway with a Native American tribe.

     Dependence on Key Personnel. Our potential future success is largely dependent upon the efforts and skills of our key officers and directors. The salaries and cash compensation of all the current officers and directors and directors have been deferred since they became involved with the Company. The loss of the services of any of these key officers or directors could have a material adverse effect on us. There can be no assurance that we would be able to attract and hire suitable replacements in the event of any such loss of services.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
      Much of the information contained in this report is historical. However, other matters discussed in this report, including statements in this Item and under Item 1 contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We believe that, in making any such forward looking statements, our expectations have been based on reasonable assumptions, but any statement about future events may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.

     These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words "believe," "anticipate," "intend," "estimate," "expect," "project," "could," "plans," "seeks" and similar expressions. These forward-looking statements speak only as of their date. We do not undertake any obligation to update or revise publicly any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the anticipated financial results, savings or other benefits.

These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested.

Overview
      As outlined above, over the past 18 months we have taken steps to divest ourselves of all of our significant assets other than our voting membership interest in Catskill Development, LLC. Furthermore, on February 4, 2003, we entered into a Letter of Intent to acquire all of our remaining partner's interest in Catskill Development, LLC and other related entities for developing gaming activities at Monticello Raceway. Our goal is to consolidate all development and management rights with respect to the site and related gaming activities in exchange for 80.25% of our outstanding common stock on a post-transaction, fully diluted basis.

      Our ability to develop a successful business is therefore largely dependent on the success or failure of Catskill Development, LLC, and our future financial results in the future will be based on different activities than those from our prior fiscal years. We need to raise additional fund in order to meet our obligations and fund our current operating expenses either through distributions, liquidation or investments, sale of equity or incurrence of additional debt, which would be restricted by lender covenants. We anticipate issuing equity securities to meet working capital requirements.

      We currently face a liquidity shortfall. Casino Ventures, LLC one of our subsidiaries, has been in default of a mortgage on its gaming vessel since January 1, 2001. Casino Ventures, CCL also owes Matthew Walker, its General Manager, $2,204,000 for unsecured advances funded for development costs. We incurred a casualty loss on the Casino Ventures, LLC vessel due to a severe storm. This loss is reflected as an impairment lost of $3,000,000, which is based on management's best estimate of the cost to restore the vessel to its pre-loss economic value. At the time of the casualty, casino Ventures, LLC maintained a $3,000,000 insurance policy. The amount of the insurance reimbursement, if any, cannot be estimated at this time and has not been reflected in the financial statements since the insurer has yet determined that the occurrence was an insurable event. The General Manager of Casino Ventures, LLC had arranged for additional financing to complete the development when the casualty occurred and subsequently received a 91 day extension of its site approvals from the Mississippi Gaming Commission. We are seeking to restructure Casino Ventures, LLC to generate working Capital, cure the default on it gaming vessel and extend the due date of the advances due Matthew Walker, but there are no assurances that any significant working capital will be generated for us, the default of the mortgage on the gaming vessel will be cured or we will receive an extension on the advances due Matthew Walker.

      We entered into an agreement with Societe Generale, the holder of our Series D Preferred stock and a Note due July 2003 in the cumulative amount of $2,400,000. Under this agreement, the Note and all outstanding Series D Preferred Stock were cancelled, and we issued Societe Generale a new $1,600,000 Note due June 30, 2003, which provides for discounts in the event of prepayment. The first payment is due February 28, 2003.

      On February 4, 2003 we entered into a Letter of Intent to consolidate interests and rights in Catskill Development, LLC into the Company. The agreement provides for us to acquire a 48 year ground lease on the Monticello Raceway site and contiguous properties, together with all of Catskill Development, LLC's development and management rights with respect to the site and related gaming activities, in exchange for 80.25% of our outstanding common stock on a post-transaction, fully diluted basis. We hope for this transaction to close sometime in the second quarter of 2003, although there are a number of approvals that must be obtained and conditions that must be met.

     The Letter of Intent provides for Catskill to lease its 230-acre Raceway property to Alpha for a period of 48 years for an annual base rent of $1,800,000. Lease terms are to contain certain options for Alpha to acquire title to portions of the property. Alpha will have the right to purchase a 29-acre parcel for the purpose of placing it in trust for a Native American Tribe or Nation at the purchase price of $1. The exercise of such option will require obtaining necessary federal and state approvals. In addition, the remaining property may be purchased within two years of the opening of a casino at the present value of the ground lease at the time of such exercise.

       This transaction, if completed, gives us control of Monticello Raceway and all development rights for the proposed Native American casino and any potential future video lottery terminal operations. We believe this will strengthen our ability to obtain new financing on reasonable terms and our long-term viability.

Results of Operations

Casino Operations And Gaming Activities

Florida
     Ella Star. On May 7, 1999, Alpha Florida LLC was notified by Miami-Dade County (the "County") that it had received the final approval on a lease to dock and operate a day cruise vessel out of the County's Haulover Beach Park and Marina adjacent to Bal Harbour, Florida. The exclusive lease was for five years. The County could renew this exclusive agreement for two periods of five years each. For this exclusivity, Alpha Florida LLC agreed to pay the County a minimum guaranteed monthly base rent, a per-passenger fee and a percentage of retail merchandise sold in the facility. The lease commenced on November 26, 2000, the date of the vessel's inaugural cruise.

      On June 15, 2000, Alpha Florida LLC entered into a Charter Agreement that required that $1,250,000, including the application of a previously issued $400,000 promissory note, be paid towards the completion of construction of the vessel and monthly payments over a three-year period commencing upon completion. The monthly payments were $41,000 during the first year and $46,667 during years two and three, with an additional surcharge for each month of the three-year period amounting to one dollar per each passenger during each previous month. At all times during the three-year period, Alpha Florida LLC had the option to purchase the vessel at a cost of $4,500,000, towards which all previous construction payments would be applied. In November 2000, the interior design and construction was completed on the vessel with the inaugural cruise taking place on November 26, 2000.

     On September 7, 2000, Alpha Florida LLC entered into a three-year agreement for the rental of certain furniture and equipment to be used in the gaming day cruise vessel. Rental payments, which commenced in November 2000, approximated $36,000 per month.

      On November 15, 2001, Alpha Florida LLC decided to suspend operations at the Ella Star and on December 19, 2001, the Company terminated its leases with Miami-Dade County and the boat and equipment lessors. The operating losses incurred for the years ended December 31, 2002 and 2001 including operating losses associated with the abandonment of the Company's assets related to the Ella Star amounted to approximately $54,000 and $3,797,000, respectively. No provision has been made for any future payments on any contractual obligations entered into by Alpha Florida.

      The following table sets forth the statements of operations for the discontinued operations of Alpha Florida LLC's Ella Star before intercompany charges, minority interest and pre-opening expenses for the years ended December 31, 2002 and 2001 (dollar amounts in the table below are in thousands):


                                             2002      2001
	Revenues:
           Casino . . . . . . . . . .     $   0   $   2,898
           Food  and beverage, retail
             and  other                       0          73
          Other                               0          58
             Total revenues . . . . .         0       3,029

     Operating expenses:
           Casino . . . . . . . . . .         0       1,737
           Food  and beverage, retail
              and  other                      0          70
           Selling,  general and
             administrative                  50       4,259
          Interest                            4          40
              Total operating expenses       54       6,106

     Other expenses:
           Depreciation and amortization      0         720
                Total other expenses          0         720
     Loss before intercompany charges,
        minority interest, loss on
        abandonment of asset
        and pre-opening expenses        $   (54)    $(3,797)


      On November 15, 2001 operations ended for Alpha Florida Entertainments, LLC's Ella Star Casino. In 2002, $54 or operating expenses were incurred due to the wind-down of operations.
During 2001, casino expenses, representing 60% of casino revenues, included $916,000 of payroll and related expenses, $358,000 of expenses related to food and beverage provided gratuitously to customers and other expenses of $463,000.

      Selling, general and administrative expenses in 2001 were comprised of $1,433,000 for payroll and related expenses, $804,000 for advertising and marketing expenses, $1,125,000 for dock, vessel and office rental expenses, $384,000 for insurance, utilities, fuel and other maintenance costs and the remaining $513,000 for professional fees, office expenses and other miscellaneous general and administrative expenses.

Mississippi
      On March 2, 1998, we sold, through Alpha Gulf Coast, Inc. and Greenville Hotel, Inc., the Bayou Caddy's Jubilee Casino, the Greenville Inn & Suites and other related assets to Greenville Casino Partners, L.P. ("GCP") and retained a 25% interest in GCP (subsequently reduced to approximately 19% for capital call adjustments) and entered into a hotel management contract with GCP. In March 2002, we sold our 19% interest in GCP to JMBS Casino LLC for approximately $2,767,000. In addition, in March 2002, we sold our management contract with GCP to Greenville Casino Partners, Inc. for approximately $510,000. An additional $192,000 is being held in escrow for 18 months pending any claims the purchaser may have against GCP.

      Results of Operations -- Jubilation Lakeshore. We acquired the Cotton Club of Greenville, Inc. (d/b/a Cotton Club Casino) on October 26, 1995. The Cotton Club Casino's operations in Greenville were terminated on October 30, 1995. After its relocation to Lakeshore, the Cotton Club, renamed the Jubilation Casino, reopened for business on December 21, 1995, but closed in August 1996. In August 1998, the Company relocated the casino vessel to Mobile, Alabama, where it was moored at a terminal. On July 8, 1999, the Company contributed the idle gaming vessel to Casino Ventures in exchange for $150,000 cash, a promissory note of $1,350,000 plus a membership interest in Casino Ventures. Under certain circumstances, our current 93% membership interest in Casino Ventures may be subject to reduction and dilution. The consolidated financial statements will include the amounts of Casino Ventures until such time as our membership interest decreases to less than 50%. In December 2002, we incurred a casualty loss on the Jubilation vessel following a severe storm. This loss, reflected as an impairment loss of $3,000,000 is based on management's best estimate of the cost to restore the boat to its pre-loss economic value. The amount of the insurance reimbursement, if any, cannot be estimated at this time and has not been reflected in the attached financial statements, since the insurer has not yet determined that the occurrence was an insurable event.. The commencement of operations is uncertain at this time. On January 18, 2001, Casino Ventures, LLC received initial site approval from the Mississippi Gaming Commission for the operation of a dockside casino at Mhoon Landing, which was extended on January 18, 2003 for 91 days. See Future Operations for a discussion of Casino Ventures' operating plan for the vessel.

      Interest expense of $214,327, $23,000 and $113,000 for the years ended December 31, 2002, 2001 and 2000, respectively, primarily related to debt owed to Bryanston Group, Inc. Such debt was originally related to the idle gaming vessel and equipment until its contribution to Casino Ventures in July 1999. In June 2001, Bryanston Group, Inc. agreed to settle the debt through the issuance by the Company of shares of its common stock, which occurred in January 2002. Certain old trade payables were settled in 2001, resulting in a reduction of selling, general and administrative expenses of approximately $247,000.

      Casino Ventures' interest expense for the years ended December 31, 2002 and 2001, not eliminated in consolidation, amounted to $214,000 and $184,000, respectively. This was substantially  attributable to interest on  the  loans  from  Mr.
Walker.

Liquidity and Capital Resources
      For the year ended December 31, 2002, the Company had net cash used in operating activities of $1,389,000. The uses were the result of a net loss of $9,500,000 includes gain on sale of investment and management contract of $3,277,000, loss on investments of 6,934,000, minority interest of $18,000, depreciation and amortization of $77,000, stock compensation to employees of $44,000, interest amortized on loan discount $73,000, and a net decrease in working capital of $154,000. The decrease in working capital consisted of a net decrease in other current assets of $207,000, an increase in accounts payable and other accrued expenses of $1,173,000 and an increase in payroll and related liabilities of $215,000.

      Cash  provided  from  investing  activities  of  $2,583,000 consisted of 3,277,000 of payments from the sale of investments and management contract and $694,000 used in the purchase of property and equipment.

       Cash used by financing activities of $1,040,000 was substantially attributable to $1,751,000 of payments to related party long-term debt, proceeds from stock options amounted to $33,000 and proceeds from related party debt of $678,000.

      As discussed in Note 2 to the audited financial statements, there is substantial doubt about the Company's ability to continue  as  a  going  concern.  The Company  currently  has  no operations. It has incurred an accumulated deficit and current net losses of approximately $110,445,000 and $9,500,000, respectively, and has a working capital deficit of approximately $7,591,000 at December 31,2002. In March 2002, the Company sold its investment in GCP, along with its related supervisory management contract, for an aggregate amount of approximately $3,277,000 in cash. In April 2002, the Company used a portion of the proceeds to pay $1,250,000 of the loan payable to Bryanston, a major stockholder. The Company is seeking to restructure Casino ventures to generate working capital for the Company. In addition, the Company anticipates issuing equity securities to meet generate working capital.

      Although the Company is subject to continuing litigation, the ultimate outcome of which cannot presently be determined, management believes any additional liabilities that may result from pending litigation in excess of insurance coverage will not be in an amount that will materially increase the liabilities of the Company as presented in the attached consolidated financial statements

Critical Accounting Estimates

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

      Certain estimates used by management are particularly susceptible to significant changes, such as the recoverability of the idle property and equipment of Casino Ventures and the investment and advances in Catskill Development, LLC. We have incurred a casualty loss due to severe storm damage on the Casino Ventures boat. This loss, reflected as an impairment loss of $3,000,000, is based on management's best estimate of the cost to restore the boat to its pre-loss economic value. The amount of the insurance reimbursement, if any, cannot be estimated at this time and has not been reflected in the financial statements since the insurer has yet determined that the occurrence was an insurable event. The commencement of operations is uncertain at this time. We are seeking to restructure Casino Ventures to generate working capital for the Company and cure the default on the mortgage on its gaming boat, but there are no assurances that any significant working capital will be generated for us.

      Management expects to recover the balance of the carrying value of its in vestment in Casino Ventures, LLC. The General Manager of Casino Ventures had arranged for additional financing to complete the development when the casualty occurred. Management also expects to recover its investment in Catskill Development, LLC through the development of the video lottery terminal operations or a Native American casino project or the sale of the property.

      Management periodically reviews the carrying value of its long-lived assets in relation to historical results, as well as management's best estimate of future trends, events and overall business climate. If such reviews indicate that the carrying value of such assets may not be recoverable, we would then estimate the future cash flows (undiscounted and without interest charges). If such future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.
New Accounting Pronouncements
      FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4,
Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this standard relating to the recession of Statement No. 4 applies to periods beginning after May 15, 2002. All other provisions are effective for all transactions entered into after May 15, 2002. The adoption of this Statement has had no impact on our results of operations.

      FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, November 2002. Interpretation 45 applies to guarantors only and applies only to direct and indirect guarantees with specified contract characteristics. Some guarantees and indemnification agreements are excluded from the entire interpretation. Others are excluded solely from the initial recognition and measurement provisions. Guarantees explicitly covered by the Interpretation can be summarized by two characteristics: Payments under the conditions of the guarantee are required if another entity fails to perform under an obligation agreement or if there are specified changes in an
"underlying"  that  is  related to a  guaranteed  party's  asset, liability, or equity security (for example, indemnification agreements and indirect guarantees of indebtedness). This Interpretation has expanded disclosure requirements regarding guarantees and the initial recognition and initial measurement requirements of the Interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for financial statement periods ending after December 15, 2002. We have complied with the disclosure requirements. As of December 31, 2002 the disclosure requirements have had no effect on financial statements.

Item 7.  Financial Statements

     See Index to Financial Statements attached hereto.

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure
     Not applicable.

                            Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act
      The information required to be set forth in this Item will be incorporated by reference from the Company's 2003 proxy statement to be filed no later than April 30, 2003 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended.

Item 10.  Executive Compensation
      The information required to be set forth in this Item will be incorporated by reference from the Company's 2003 proxy statement to be filed no later than April 30, 2003 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended.

Item 11.  Security Ownership Of Certain Beneficial Owners And
Management
      The information required to be set forth in this Item will be incorporated by reference from the Company's 2003 proxy statement to be filed no later than April 30, 2003 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended.

Item 12.  Certain Relationships and Related Transactions
    The information required to be set forth in this Item will be incorporated by reference from the Company's 2003 proxy statement to be filed no later than April 30, 2003 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended.


Item 13.  Exhibits, List and Reports on Form 8-K
     The following documents are filed or part of this report:


1.   FINANCIAL REPORTS

ALPHA HOSPITALITY CORPORATION

      Independent Auditors Reports   F-2

      Consolidated Balance Sheets    F-3

      Consolidated Statements of
          Operations                 F-4

      Consolidated Statements of
          Stockholders' Equity       F-5

      Consolidated Statements of
          Cash Flows                 F-6

      Notes to Consolidated
          Financial Statements       F-8

2.   EXHIBITS

          *2        Deleted
          *3(a)     Certificate of Incorporation
          *3(b)     Form   of  Certificate  of   Amendment   to
                    Certificate of Incorporation
          *3(c)     By-Laws, as amended
   ********3(d)     Amendment    to    Certificate     of
                    Incorporation
   ********3(e)     Amendments to By-Laws
          *4(a)     Form of Common Stock Certificate
          *4(b)     Deleted
          *4(c)     Certificate  of  Designation  -  Series   B
                    Preferred Stock

           4(d)     Deleted
    *******4(e)     Certification of Designation - Series  D
                    Preferred Stock
          4(f)      Registration Rights Agreement
  ********4(g)      Specimen Stock Certificate
          5         Deleted
          *10(a)    Deleted
          *10(b)    Form of Indemnification Agreement between the
                    Company  and  directors and executive officers
                    of  the Company
          *10(c)    1993 Stock Option Plan
          *10(d)    Deleted
          *10(e)    Deleted
          *10(f)    Deleted
          *10(g)    Deleted
          ***10(h)  Deleted
          ***10(i)  Deleted
          ***10(j)  Stock Purchase Agreement dated  October  20,
                    1996
          ***10(k)  Stock Acquisition Agreement dated January 25,
                    1996
          ***10(l)  Deleted
          ***10(m)  Deleted
         ****10(n)  Deleted
             10(o)  Securities Purchase Agreement dated February
                    8, 2001
        *****10(p)  1998 Stock Option Plan
       ******10(q)  Securities Purchase Agreement, dated February
                    8,  2001, between the Company and Societe
                    Generale with respect  to  the  issuance and
                    sale of  shares  of  the Company's Series D
                    Preferred Stock
      ******10(r)   Deleted
      ******10(s)   Registration  Rights  Agreement,  dated
                    February  8,  2001,  between the  Company
                    and  Societe Generale  with  respect to the
                    shares of  common  stock underlying the Company's
                    Series D Preferred Stock
     *******10(t)   Securities Purchase Agreement, dated July 31,
                    2001,  between  the Company and Societe  Generale
                    with respect  to  the issuance and sale of the
                    Company's  4% Convertible Notes due July 31, 2003
                    and warrants
     *******10(u)   Registration Rights Agreement, dated July 31,
                    2001,  between  the Company and Societe  Generale
                    with respect  to  the shares of common stock
                    underlying  the Company's  4% Convertible Notes due
                    July 31,  2003  and the warrants
     *******10(v)   Form  of the Company's 4% Convertible  Notes
                    due July 31, 2003
     *******10(w)   Form of the Warrants
           #10(x)   Amended and Restated Contribution Agreement,
                    dated  as  of  February 8, 2002, by and  between
                    Alpha Hospitality Corporation and Watertone
                    Holdings, LP
           #10(y)   Employment Agreement - Berman
                    Stock Option Agreement - Berman
                    Employment Agreement - Kaniewski
                    Stock Option Agreement - Kaniewski
                    Tag-Along Agreement, dated as of March 12, 2002,
                    by and between Bryanston and Watertone Holdings
                    L.P
            10(z)   Deleted
         ##10(aa)   Irrevocable Proxy for Meeting of Shareholders
                    of Alpha Hospitality Corporation, dated March 12,
                    2002, given by Bryanston to Watertone Holdings,
                    L.P.
        ###10(ab)   Irrevocable Proxy for Meeting of Shareholders
                    of Alpha Hospitality Corporation, dated April
                    30 2002, given by Bryanston to Watertone
                    Holdings, L.P.
       ####10(ac)   Recapitalization  Agreement   by   and
                    between Alpha Hospitality Corporation, Alpha
                    Monticello, Inc.,Bryanston Group, Inc., Stanley
                    Tollman, Beatrice Tollman and Monty Hundley
       ####10(ad)   Restructing  Agreement  between   Alpha
                    Hospitality Corporation and Societe Generale
          *11       Deleted
           21       List of Subsidiaries

           99.1     Certification of Chief Executive Officer
           99.2     Certification of Chief Financial Officer

(b) Reports on Form 8-K in the last quarter covered by this report.

     Date filed - November 14, 2002
     Item 7 - Financial Statements and Exhibits
     Item 9 - Regulation FD Disclosure

     Date filed - December 11, 2002
     Item 5 - Other Events
     Item 7 - Financial Statements and Exhibits

     Date filed - December13, 2002
     Item 5 - Other Events

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

********Incorporated by reference, filed with the  Company's  DEF
14A on May 8, 2001.

# Incorporated by reference, filed as an exhibit to Form 8-K filed by Alpha Hospitality Corporation on February 26, 2002.

## Incorporated by reference, filed as an exhibit to Form 10-K/A filed by Alpha Hospitality Corporation on May 22, 2002.

### Incorporated by reference, filed as an exhibit to Form 8-K filed by Alpha Hospitality Corporation on May 1, 2002.

#### Incorporated by reference, filed as an exhibit to Form 8-K filed by Alpha Hospitality Corporation on December 10, 2002.

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

Item 14.  Controls And Procedures

Disclosure Controls And Procedures
    Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15(d)- 14(c) of the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports to be filed with the Securities and Exchange Commission.

   In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our evaluation.

Item 15. Subsequent Events
     On November 19, 2002, the Company received a letter from NASDAQ stating it had fallen below the minimum stockholders'
equity requirement of $2,500,000 as of the Company's fiscal quarter ended September 30, 2002. As a result of the Recapitalization, the Company issued $17,307,000 of Series E
Preferred Stock, which increased the Company's stockholders' equity to in excess of $6,000. On January 10, 2003, the Company received an extension from NASDAQ until January 17, 2003 to file with the SEC a public document demonstrating compliance with the minimum stockholder equity requirement. On January 16, 2003, the Company filed a Current Report on Form 8-K demonstrating compliance. On January 17, 2003, the Company received a letter from NASDAQ stating that based on the 8-K filing, it had determined the Company complies with the minimum stockholders' equity requirements and the matter had been closed.

     Further, on January 14, 2003 the Company received an additional letter from NASDAQ stating that it had failed to conduct its 2002 annual meeting within the prescribed period of time. Accordingly, NASDAQ has notified the Company that its securities are subject to delisting from the SmallCap Market. The Company has request and received an oral hearing to be conducted on February 27, 2003 for continued listing. Pending this hearing, the delisting has been stayed.

      On February 4, 2003, The Company entered into a Letter of Intent with Catskill Development, LLC, its partner in developing gaming activities at the Monticello Raceway (the "Raceway") and other related entities. The agreement provides for Alpha to acquire a 48 year ground lease on the Raceway and contiguous properties, together with all of Catskill's development and management rights with respect to the site and related gaming activities, in exchange for an 80.25% position in Alpha's common stock.

     The Letter of Intent provides for Catskill to lease its 230-acre Raceway property to Alpha for a period of 48 years for an annual base rent of $1,800,000. Lease terms are to contain certain options for Alpha to acquire title to portions of the property. Alpha will have the right to purchase a 29-acre parcel for the purpose of placing it in trust for a Native American Tribe or Nation at the purchase price of $1. The exercise of such option will require obtaining necessary federal and state approvals. In addition, the remaining property may be purchased within two years of the opening of a casino at the present value of the ground lease at the time of such exercise.

      The agreement is subject to the execution of definitive agreements, approvals by Alpha's Board of Directors and an opinion that the transaction will be tax-free to all parties and other technical requirements, including a fairness opinion. No assurance can be given that the transactions provided for in the Letter of Intent will ultimately occur or will occur at the times and on the terms and conditions contained in the Letter of Intent.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 19th day of February, 2003.


                              ALPHA HOSPITALITY CORPORATION

                              By  /s/ Robert A. Berman
                                  Robert A. Berman
                                  Chief Executive Officer


POWER OF ATTORNEY

      Know all men by these presents, that each person whose signature appears below hereby constitutes and appoints Robert A. Berman and Scott
A. Kaniewski his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


Signature             Title                Date
                      Chairman   of   the  February 19, 2003
/s/Robert A. Berman   Board, Chief
                      Executive   Officer
                      and Director
Robert A. Berman

/s/    Scott    A.    Chief     Financial  February 19, 2003
Kaniewski             Officer  and
                      Director
Scott A. Kaniewski

/s/ Thomas W. Aro     Vice     President,  February 19, 2003
                      Secretary  and
                      Director
Thomas W. Aro

/s/ Paul deBary       Director             February 19, 2003
Paul deBary

/s/   William   W.    Director             February 19, 2003
Hopson
William W. Hopson

/s/   Thomas    P.    Director             February 19, 2003
Puccio
Thomas P. Puccio

/s/ Morad Tahbaz
Morad Tahbaz          Director             February 19, 2003

FRIEDMAN ALPREN & GREEN LLP
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
1700 BROADWAY
NEW YORK, NY 10019
212-842-7000
FAX 212-842-7001

                      INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
ALPHA HOSPITALITY CORPORATION

      We have audited the accompanying consolidated balance sheet of ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES as of December 31, 2002, and the related consolidated statements of operations, stockholders'
equity and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES as of December 31, 2002 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared in assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has sustained net losses over the past few years and, at December 31, 2002, had a working capital deficiency of $7,591,000, and an accumulated deficit of $110,445,000. In addition, the Company has discontinued all significant operations, except for its effort to develop and manage gaming operations in Monticello, New York. Such efforts are not expected to contribute to the Company's cash flows in the foreseeable future. These conditions raise substantial doubt about the Company's ability to continue as a going concern, which is dependent upon its ability to obtain necessary financing with which to satisfy existing liabilities and fund future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        Freidman Alpren & Green LLP

February 14, 2003
New York, New York

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                            December 31, 2002
                (In thousands, except for per share data)



ASSETS
CURRENT ASSETS:
     Cash                           $174
     Other current assets             47
       Total current assets          221

INVESTMENT AND ADVANCES IN
    CATSKILL DEVELOPMENT, LLC      6,437

ASSETS OF CASINO VENTURES,
    including idle property and
    equipment of $5,028            5,066

DEPOSITS AND OTHER ASSETS             14
TOTAL ASSETS                     $11,738



             LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

    Accounts payable and
       accrued expenses           $3,210
    Accrued payroll and
       related liabilities           444
    Current liabilities of
       Casino Ventures             4,158
       Total current liabilities   7,812


COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                    791

STOCKHOLDERS' EQUITY:
     Common stock, $.01
        par value,75,000 shares
        authorized, 4,903  issued     49
     Preferred stock, 5,000
         shares authorized
         $.01 par value;
       Series B, 44 issued and
         outstanding
       Series E, $10.00
         Redemption Value,
         1,731 issued and
         outstanding               6,855
     Capital in excess
          of par value           106,711
     Accumulated deficit        (110,445)
      Common stock held in
       Treasury 5 shares,
       at cost                       (35)
       Total stockholders'
          equity                   3,135
TOTAL LIABILITIES AND
    STOCKHOLDERS EQUITY        $  11,738





  See accompanying notes to consolidated financial statements.

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years Ended December 31, 2002 and 2001
                (In thousands, except for per share data)



                                      2002    2001
REVENUES:
     Casino                       $    0   $ 2,898
     Food and beverage, retail
        and other                      0       217
     Total revenues                    0     3,115

COSTS AND EXPENSES:
     Casino                            0     1,737
     Food and beverage, retail
       and other                       0        70
     Stock  compensation to
       employees                      44     2,594
     Selling, general and
       administrative               2,583     6,128
     Interest                        459       443
     Depreciation and amortization    77       759
     Pre-opening and development
        costs                         24        92
     Loss on abandonment of assets     0     1,846
          Total costs and expenses 3,187    13,669

Other Income or (Loss)
     Impairment loss -
        Casino Ventures           (3,000)        0
     Gain on sale of investments
        and related management
        contract                   3,277         0
     Impairment loss on
         investment               (6,934)        0
     Gain on extinguishment
          of debt                    326         0
           Total other
              income (loss)       (6,331)         0
NET LOSS BEFORE MINORITY
    INTEREST                      (9,518)   (10,554)

MINORITY INTEREST                     18      1,077

NET LOSS                          (9,500)    (9,477)

DIVIDENDS ON PREFERRED STOCK         174     (5,789)

LOSS APPLICABLE TO COMMON SHARES  (9,674)   (15,266)

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING, basic and
       diluted                     4,615      2,355

LOSS PER COMMON SHARE, basic
       and diluted             $  ( 2.10)$    (6.48)





  See accompanying notes to consolidated financial statements.

                 ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2002 and 2001
                    (In thousands, except for per share data)

                                                                                               Capital in
                                Preferred Stock Preferred Stock Preferred Stock Preferred Stock          Excess of   Accumulated
                                   Series B         Series C        Series D        Series E    Common Stock Par Value    Deficit
                                Shares  Amount  Shares  Amount  Shares  Amount Shares Amount  Shares Amount

Balances, December 31, 2000        821   $  8     135    $  1      2   $  0                   2,075    20   $86,146    $ (82,599)
Preferred stock  dividend
   payable in common stock                                                                     317     3     3,094       (3,097)
Stock compensation to employees                                                                              2,594
Common stock issued from
   exercise of stock options                                                                    29     1        10
Preferred stock converted to
   common stock                                                  (1)                           191     2        (2)
Long term debt converted to
   common stock                                                                                 17             104
Compensation expense services
   contributed                                                                                                 250
Net loss                                                                                                                (9,477)
Balances, December 31, 2001        821  $  8     135    $   1     1     0                    2,629  $ 26    $92,196  $ (95,173)
Preferred stock  dividend
   payable in common stock                                                                     415     4      5,768     (5,772)
Stock compensation to employees                                                                  5               39
Preferred stock converted to debt                          (1)                                               (1,079)
Common stock issued from
   exercise of stock options                                                                     8     1         32
Preferred stock converted to
   common stock                  (777)   (8)    (135)      (1)                                 946    10      2,489
Long term debt converted to
   common stock                                                                                324     3        372
Common Stock issued to
    acquire interest in
   Catskill Development, LLC                                                                   576     5      6,929
Preferred stock issued in
   settlement
   of  debt & to acquire
   additional
   interest in Catskill
   Development LLC                                                            1,731   6,855
Purchase of Treasury Shares                                                                     (5)             (35)
Net loss                                                                                                               (9,500)
Balances, December 31, 2002       44  $   0       0    $    0      0  $   0   1,731  $6,855  4,898  $  49  $106,711 $(110,445)




             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 2002 and 2001
                             (in thousands)



                                               2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $(9,500)    $ (9,477)
  Adjustments to reconcile net loss
     to net cash used in
     operating activities:
          Gain on sale of investment
           and related management
           contract                        (3,277)           0
          Gain on extinguishments of debt    (326)           0
          Loss on investment                 6,934           0
          Impairment loss - Casino Ventures  3,000           0
          Minority interest                   (18)     (1,077)
          Depreciation and amortization         77         759
          Stock compensation to employees       44       2,594
          Interest amortized on loan discount   73          81
          Compensation payable in common stock   0         250
          Loss on abandonment of assets          0       1,846
       Changes in operating assets and
            liabilities:
          Other current assets                   9         597
          Other non-current assets             207           0
          Accounts payable and accrued
             expenses                        1,173         663
          Other liabilities                      0        (238)
          Accrued payroll and related
             liabilities                       215	      50

NET CASH USED IN OPERATING ACTIVITIES       (1,389)     (3,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investment
    and related management contract          3,277           0
  Investments and advances in Catskill
    Development                                  0        (444)
  Purchases of property and equipment         (694)       (879)
  (Increase) decrease in deposits and
     other assets                                0          23

NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                      2,583      (1,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributed by holders of
     minority interest                           0         800
  Proceeds from stock options                   33          10
  Repayment of related party long-
      term debt                             (1,751)          0
  Proceeds from long-term debt and
      warrants net of loan costs                 0           4
  Proceeds from related party long-term debt   678       3,195

NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                     (1,040)      4,009

NET INCREASE (DECREASE) IN CASH                154      (1,243)

CASH, beginning of period                       20       1,263

CASH, end of period                        $   174      $   20



      See accompanying notes to consolidated financial statements.

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)


                                                       2002        2001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest during the period           $    129     $    21

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

  Common stock issued in conversion of long-term
    debt and accrued interest                       $    375     $   104

  Common stock issued in settlement of preferred
     stock dividends                                $  5,772     $ 3,097

  Common stock issued for investment in Catskill
     Development, LLC                               $  6,934     $     0

  Common stock issued in conversion of preferred
     stock                                          $  2,499     $     0

  Common stock in Treasury for retirement           $     35     $     0

  Common stock issued in settlement of
     liabilities to Bryanston                       $  1,904     $     0





      See accompanying notes to consolidated financial statements.

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands, except for per share data)

Note 1. Nature of Business

      Alpha Hospitality Corporation (the "Company") was organized as a Delaware corporation on March 19, 1993, and since that time has served as a holding company for various subsidiaries engaged in the ownership, development and operation of gaming facilities, including Catskill Development, LLC ("CDL") in which it has a 25% voting membership interest, and Casino Ventures, LLC ("Casino Ventures") in which it holds a 93% membership equity interest. Neither CDL nor Casino Ventures, currently provide any dividends or distributions. Casino Ventures is currently dormant and CDL must first satisfy numerous senior obligations before it can make any significant distributions to us. Therefore, future liquidity must come from an equity offering, future monetization of remaining assets or favorable resolution of the appeal of prior litigation. We anticipate issuing equity securities to meet working capital requirements. There is no assurance that the Company will be successful in issuing equity securities.

      During the past eighteen months we have concentrated most of our efforts on developing gaming operations in Monticello, New York as a member in CDL. As part of this effort we have divested ourselves of various ancillary interests and terminated certain unprofitable operations.

Note 2. Going Concern

      The Company has sustained net losses over the past few years and, at December 31, 2002, had a net working capital deficit of $7,591. In November 2001, the Company discontinued all significant operations except for its efforts to develop and manage gaming operations in Monticello, New York (see Note 5). Such investment is not expected to contribute to the Company's cash flow during the foreseeable future and does not include an interest in any securities for which a liquid market exists.

     Casino Ventures, a subsidiary of the Company is developing a gaming facility in Mississippi centered around a casino boat (see Note 6). In December 2002, that vessel suffered significant damage due to a severe storm. This is reflected as an impairment loss of $3,000, which is based on management's best estimate of the cost to restore the boat to its pre-loss economic value. The Company has notified its insurance carrier of the damage. The amount of the insurance reimbursement, if any, cannot be estimated at this time and has not been reflected in the financial statements since the insurer has yet determined that the occurrence was an insurable event (See Note 6). Also, the vessel was used as collateral to obtain funding of $650 towards the aforementioned costs of Casino Ventures (see Note 8). The $650 mortgage is currently in default. The commencement of operations is uncertain at this time. The Company is seeking to restructure Casino Ventures to generate working capital and cure the default on its gaming boat, but there is no assurances that any significant working capital will be generated for the Company or the default of the mortgage on the gaming boat will be cured.

      The Company currently faces a liquidity shortfall. Current liabilities exceed currents assets by $7,591, including obligations of $2,204 due to a related party in April 2003, a new note requiring payments of $400, in both February and March 2003 and $800 in June 2003; and a mortgage of $650 that is currently in default. The insurance claim for the damage to the Casino Ventures' investment is under review and the determination of cause will determine if any settlement will be due. The Company needs to raise additional funds in order to meet these obligations and fund our current operating expenses either through distributions or liquidation or investments, sale of equity or incurrence of additional debt, which would be restricted by lender covenants.

       In March 2002, the Company addressed its liquidity shortfall by selling its 19% interest in Greenville Casino Partners, LP ("GCP") and related management contract for a gain of approximately $3,277, which it received in cash. (See Note 4). On April 5, 2002, the Company paid $1,250 of the loan payable to Bryanston, a major stockholder, out of the proceeds of the sale of its interest in GCP.

      On December 10, 2002, the Company also entered into an agreement with Societe Generale, the holder of its Series D Preferred Stock and a Note due July 2003 in the cumulative amount of $2,400. Under this agreement, the Note and all outstanding Series D Preferred Stock were cancelled, and we issued Societe Generale a new $1,600 Note Payments on the new Note are due February 28, 2003, March 31, 2003 and June 30, 2003. The Company recognized a gain of $326 on the

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                (In thousands, except for per share data)

Note 2. Going Concern (CONTINUED)

extinguishment of debt based on a pro-rata allocation of the gain between the retired debt and preferred stock.

     On November 19, 2002, the Company received a letter from NASDAQ stating it had fallen below the minimum stockholders' equity requirement of $2,500 as of the Company's fiscal quarter ended September 30, 2002. As a result of the Recapitalization, the Company issued 1,731 shares of Series E Preferred Stock, which increased the Company's stockholders' equity of $6,000 well in excess of the minimum stockholder equity requirement. On January 16, 2003, the Company filed a Current Report on Form 8-K demonstrating compliance. On January 17, 2003, the Company received a letter from NASDAQ stating that based on the 8-K filing, it had determined the Company complies with the minimum stockholders' equity requirements and the matter had been closed.

     On January 14, 2003 the Company received an additional letter from NASDAQ stating that it had failed to conduct its 2002 annual meeting within the prescribed period of time. Accordingly, NASDAQ has notified the Company that its securities are subject to delisting from the SmallCap Market. The Company has requested and received an oral hearing to be conducted on February 27, 2003 for continued listing. Pending this hearing, the delisting has been stayed.

      The Company is seeking ways of acquiring operations that will generate revenues. On February 4, 2003 the Company entered into a Letter of Intent with CDL, its partner in developing gaming activities at the Monticello Raceway (the "Raceway") and other related entities. The agreement provides for the Company to acquire a 48 year ground lease on the 230 acre Raceway property for an annual base rent of $1,800, together with all of CDL's development and management rights with respect to the site and related gaming activities, in exchange for an 80.25% position in the Company's common stock on a post-transaction, fully diluted basis. Lease terms are to contain certain options for the Company to acquire title to portions of the property. The Company will also have the right to purchase a 29-acre parcel for the purpose of placing it in trust for a Native American Tribe or Nation at the purchase price of $1. The exercise of such option will require obtaining necessary federal and state approvals. In addition, the remaining property may be purchased within two years of the opening of a casino at the present value of the ground lease at the time of such exercise.

     The agreement is subject to the execution of definitive agreements, approvals by the Company's Board of Directors and an opinion that the transaction will be tax-free to all parties and other technical requirements, including a fairness opinion. No assurance can be given that the transactions provided for in the Letter of Intent will ultimately occur or will occur at the times and on the terms and conditions contained in the Letter of Intent.

      During 2002, six former officers or directors of the Company  were
charged  in  indictments  alleging certain criminal  activities.   These
included: Monty Hundley, who resigned in March 1995, Howard Zukerman who resigned in April 1997, Sanford Freedman who resigned in March 1998, Stanley Tollman who resigned as Chairman, President and Chief Operating Officer in February 2002, James Cutler who resigned in February 2002 and Brett Tollman (son of Stanley Tollman) who resigned in June 2002. Although no trial has yet been held, Stanley Tollman is currently a resident of London, England and has not returned to the United States to answer these charges. None of the acts these individuals are charged with relate to their roles or activities with the Company and the
Company  is  not  charged with any wrongdoing.   However,  ownership  of
Bryanston Group, Inc. ("Bryanston"), our principal shareholder can be associated with Monty Hundley and/or Stanley Tollman through their relationships with its beneficial owners and was managed by Brett Tollman. In December, the Company entered into to an agreement with Bryanston and with certain of these officers and other related parties in an effort to remove Bryanston from a position to control the Company or to participate in the results of any gaming activities.

      Future liquidity could come from an equity offering, future monetization of remaining assets or favorable resolution of the appeal of prior litigation. The Company anticipates issuing equity securities to meet working capital requirements. There is no assurance that the Company will be successful in issuing equity securities.

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                (In thousands, except for per share data)

Note 2. Going Concern (CONTINUED)

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

Note 3. Summary of Significant Accounting Policies

      Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

      Cash. The Company maintains its cash in one bank, which, at times, may exceed federally insured limits. The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

      Property and Equipment. Property and equipment is stated at cost less accumulated depreciation and amortization. The Company provided for depreciation and amortization on property and equipment used in its Florida operations by applying the straight-line method over the following estimated useful lives:

                                               Estimated
                                                 Useful
                      Assets                     Lives
          Boat and improvements              20 years
          Leasehold and improvements        10-20 years
          Gaming equipment                   5-7 years
          Furniture, fixtures and equipment  5-7 years

     Property and equipment held for disposal or currently not in use is not depreciated or amortized.

      Investments. The Company's accounted for its investment in CDL under the cost method until December 12, 2002, at which time we adopted the equity method. The Company increased its investment in the future revenue stream of Catskill Development, LLC in February 2002 by acquiring 47.5% of Watertone Holdings, LP's ("Watertone") economic interest in certain CDL's business components. The investment in CDL was subsequently determined to be impaired based upon the dismissal of the Park Place Entertainment Corporation suit and was written down in the third quarter of 2002 (see Note 5). On December 12, 2002, the Company acquired Bryanston's voting and certain economic interests in CDL, which resulted in an increase of the recorded investment in the fourth quarter.

      Pre-opening and Development Costs. The Company incurs costs in connection with start-up casino operations and joint ventures. The Company's policy is to expense pre-opening and development costs as incurred.

      Earnings (Loss) Per Common Share. The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basicearnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options and warrants is antidilutive, they have been excluded from the Company's computation of loss per common share. Therefore, basic and diluted loss per common share for the years ended December 31, 2002 and 2001 were the same.

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

     The Company does not provide for deferred taxes on the un-remitted earnings of its wholly-owned subsidiaries since, under existing tax laws, its investment could be liquidated tax-free. As a result, any excess outside financial basis over tax basis is not expected to result in taxable income upon reversal and thus is not a temporary difference.

      Casino Revenue. Casino revenue was the net win from gaming activities, which was the difference between gaming wagers less the amount paid out to patrons.

      Promotional Allowances. Promotional allowances primarily consisted of food and beverage furnished gratuitously to customers. Revenues did not include the retail amount of food and beverage of $73 for the year ended December 31, 2001 provided gratuitously to customers. The cost of these items of $70 were included in casino expenses.

      Fair Value of Financial Instruments. The Company's financial instruments primarily consist of a mortgage owed to a third party, related party debt and debt owed to Societe Generale. The fair value of the mortgage cannot reasonably be determined because the mortgage is currently in default. The fair value of the related party debt is not reasonably determinable because no market exists for these instruments and it was impracticable to estimate fair values. The fair value of the debt owed to Societe Generale approximates its carrying value.

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

      Certain estimates used by management are particularly susceptible to significant changes, such as the recoverability of the idle property and equipment of Casino Ventures and the investment and advances in Catskill Development, LLC. The Company has incurred a casualty loss due to severe storm damage on the Casino Ventures boat. This loss, reflected as an impairment loss of $3,000, is based on management's best estimate of the cost to restore the boat to its pre-loss economic value. The amount of the insurance reimbursement, if any, cannot be estimated at this time and has not been reflected in the financial statements since the insurer has yet determined that the occurrence was an insurable event. The commencement of operations is uncertain at this time (See
Note 6). The Company is seeking to restructure Casino Ventures to generate working capital for the Company and cure the default on the mortgage on its gaming boat, but there are no assurances that any significant working capital will be generated for the Company.

      Management expects to recover the balance of the carrying value of its in vestment in Casino Ventures, LLC. The General Manager of Casino Ventures had arranged for additional financing to complete the development when the casualty occurred. Management also expects to recover its investment in CDL through the development of the video lottery terminal operations or a Native American casino project or the sale of the property (see note 5).

      Impairment of Long-Lived Assets. The Company periodically reviews the carrying value of its long-lived assets in relation to historical results, as well as management's best estimate of future trends, events and overall business climate. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would then estimate the future cash flows (undiscounted and without interest charges). If such future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value. Due to the casualty loss suffered in December 2002, the Company has estimated an impairment loss of $3,000 based on management's best estimate of the cost to restore the boat to its pre-loss economic value. The amount of the insurance reimbursement, if any, cannot be estimated at this time and has not been reflected in the financial statements since the insurer has yet determined that the occurrence was an insurable event.

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                (In thousands, except for per share data)

Note 3. Summary of Significant Accounting Policies (CONTINUED)

     Recent Accounting Pronouncements. In 2002, the Financial Accounting Standards Board issued Statement no. 145, "Recission of FASB Statements no. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The Statement requires, among other things, a significant restriction on the classification of the gains and losses related to the extinguishment of debt as extraordinary items. The Company is applying Statement 145 early and, accordingly, has classified the extinguishment of debt owed to Societe Generale as a charge to operating income.

       Reclassifications.   Certain  prior  year   amounts   have   been
reclassified to conform to the 2002 presentation.

Note 4.  Investment in Greenville Casino Partners

     On March 2, 1998, the Company sold substantially all of the assets of Alpha Gulf and Greenville Hotel, the Bayou Jubilee casino, the Greenville Hotel and other related assets to Greenville Casino Partners, L.P. ("GCP") and retained a 25% interest (subsequently reduced to approximately 19% for capital call adjustments) and entered into a management contract with GCP. Subsequent to the sale, management was advised that GCP incurred significant operating losses resulting in a substantial working capital deficiency and a partners' deficiency through December 31, 1998. In accordance with its policy on impairment of long-lived assets, the Company adjusted the carrying value of it 19% limited partnership interest in GCP to zero in 1998. The Company was not responsible for any of GCP's liabilities and, accordingly, did not record its share of any of GCP's losses. In March 2002, the Company agreed to sell its 19% interest in GCP to JMBS Casino LLC for approximately $2,767 and its management contract to Greenville C.P. Inc. for approximately $510. An additional $192 is being held in escrow for 18 months pending any claims the purchaser may have against GCP.

Note 5. Investment in Catskill Development, LLC

     The Company's principal asset is its interest in CDL, which on June 3, 1996, acquired Monticello Raceway and its surrounding properties for $10,000, and set aside 29.31 acres of surrounding property for the development of a Native American Casino. In July 1996, Catskill Development, LLC entered into a series of agreements with the St. Regis Mohawk Tribe relating to the development and management of the proposed Native American Casino, subject to the federal, state and local approvals.

      By letter dated April 6, 2000, the Assistant Secretary of the Department of the Interior advised and notified the Governor of New York that the proposed Casino Project had been approved and specifically requested that the Governor concur. However, on April 22, 2000, the Company became aware of a letter agreement between the Mohawk Tribe and Park Place Entertainment Corporation ("PPE"), which gave PPE the exclusive rights to develop and manage any casino development the St. Regis Mohawk Tribe might have in the State of New York.

      On November 13, 2000, Catskill Development, LLC and related entities, including Alpha Monticello, Inc. ("AMI"), as wholly-owned subsidiary of the Company, (the "Plaintiffs") joined in a suit filed in United States District Court, Southern District of New York against PPE, alleging entitlement to substantial damages as a consequence of, among other things, its wrongful interference with several agreements between CDL and the St. Regis Mohawk Tribe pertaining to the proposed Native American Casino Project.

      On August 22, 2002, U.S. District Court Judge Colleen McMahon granted PPE's motion for summary judgment on the Plantiffs' claim for interference with business relationships and dismissed or confirmed the dismissal of the Plantiff's contractual interference and other claims. The Plantiffs have filed a notice of appeal with respect to the dismissal of its case against PPE and have retained the firm of Mayer, Brown, Rowe & Maw to represent it in the appeal. CDL's briefs are due to be filed by February 21, 2003 and a decision on the appeal is expected within a year. Although management believes that the Plantiffs have meritorious arguments in the appeal, no assurance can be given that the appeal will be successful or that, even if the appeal is successful as a whole or in part, the litigation will ultimately be resolved in a manner advantageous to the Company.

        All of CDL previous arrangements with the St. Regis Mohawk Tribe are no longer being pursued. Accordingly, the ability of CDL to undertake the proposed casino project will depend on its future ability to reach a definitive agreement with a federally recognized tribe and obtaining all the requisite federal and state approvals for the casino project. The Company has been

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                (In thousands, except for per share data)

Note 5. Investment in Catskill Development, LLC (CONTINUED)

advised by CDL that it has retained CIBC World Markets Corporation to evaluate its current strategic alternatives and that it is currently involved in negotiations with a federally recognized Native American Tribe in New York and various casino management and development entities with respect to the site originally planned to be used for the St. Regis Mohawk Tribe. The development of a casino at the site will require consummation of arrangements with these parties and various reviews and approvals. Although the Company believes that such reviews and approvals will be able to be obtained more expeditiously because of the prior applications that have been made with respect to the site, no assurance can be given that such arrangements will be entered into or that any such approvals will be obtained.

      On October 31, 2001, the State of New York enacted a bill granting seven racetracks across the state, including Monticello Raceway, the right for the New York State Lottery to install video lottery terminals on their premises. TheVLT operation will be conducted by the New York State Lottery (the "Lottery") with the racetracks functioning largely as agents for the Lottery.

      Under the existing New York video lottery terminal laws, the Raceway would be permitted to earn 25% of the revenues generated by VLT operations after the payout of prizes, but must apply 35% of its revenue from video lottery terminals in their first year of operation to enhancing purses at the track (escalating to 45% of revenue in years two and three), and to surrender an additional 5% of such revenue to a State Breeding Development Fund. Monticello Raceway, under additional legislation, is authorized to enter into an agreement with the organizations representing its horsemen to reduce the percentages of its vendor fees dedicated to enhance purses at such track during the initial three years, to an amount not less than 25 percent. The existing law allows the Raceway to operate its video lottery terminals from 10:00 a.m. to 10:00 p.m. on weekdays and midnight on weekends. Also, the current law is set to expire December 31, 2007.

     CDL has submitted a business plan to the New York State Lottery, in accordance with Lottery procedures, based upon the current legislation and certain assumptions recommended by the Lottery and other estimates considered preliminary by CDL and the Company. Based upon this business plan, the Lottery has made an initial allocation of 1,800 VLTs to the Raceway. Using these estimates and assumptions, the plan does not show levels of operating income currently considered adequate by CDL to go forward with the project. CDL continues to evaluate the appropriateness of making the required capital expenditures necessary for VLT operations relative to the length of time permitted to operate under the current law, the ultimate level of return on investment, and the implementation date for the program. The Lottery has not yet established a firm start date or adopted regulations with regard to the program. Additional proposals with respect to the VLT program, have been considered by various legislators. Accordingly, the Lottery has deferred requesting commitments from the tracks with respect to their participation in the program. Moreover, CDL ability to proceed with the VLT program may be impacted by its plans with respect to casino development at the site. Accordingly, no assurance can be given that CDL will decide to proceed with the operation of VLTs at the Raceway.

      On January 28, 2003, New York Governor George Pataki proposed overhauling the existing video lottery terminal laws so as to make it more economically feasible for racetrack operators to install the machines. Under Governor Pataki's proposal, the amount of video lottery terminal revenue that racetracks are required to share with purses would be reduced from 35% in the first year and 45% in subsequent years to zero percent in the first two years of the program, and then rising to 20% over the next ten years. Moreover, the share of track revenue that has to be allocated to the State Breeding Development Fund would be reduced from 5% to zero percent in the first two years, and rising to 5% over the next ten years. Finally, the governor's proposal would eliminate the December 31, 2007 expiration date, thus making the video lottery terminal laws permanent, and would increase permissible hours of operation from 12 hours per day to 126 hours a week (to be allocated at the racetrack's discretion). While this new bill would certainly make it more economical to begin a video lottery terminal program at the Raceway, there can be no assurance of its passage in its current form, or at all, making it uncertain that the Raceway will ever be able to implement this program. Moreover, the existing video lottery terminal legislation is being challenged in court by certain individuals and groups that believe it violates the New York State Constitution which prohibits the sharing of lottery proceeds with anything other than education programs.

      Members of Catskill Development have contributed funds to finance the purchase of Monticello Raceway and its ongoing efforts to develop a resort-style Native American casino. These contributions and a mortgage on the property (together with cumulative interest thereon compounded at 10% per annum) must be repaid before any net earnings from

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                (In thousands, except for per share data)

Note 5. Investment in Catskill Development, LLC (CONTINUED)

Catskill Development's operations will be available for distribution to us. As of February 14, 2003, the aggregate amount needed to satisfy payment of both said contributions and mortgage (with interest) was approximately $44,078. Currently, any cash flow from the operations of the Raceway are being retained by Catskill Development for working capital purposes and development expenses in conjunction with other potential gaming operations at the track As a result, unless we complete our planned consolidation with Catskill Development, we will only receive a return of the funds we contributed (and the cumulative interest thereon), until distributions from operating income and/or proceeds from the sale of the assets exceed the amount necessary to meet these obligations.

      CDL's assets and liabilities at December 31, 2002 were $13,730 and $2,300, respectively, and the Company accounts for its investment therein using the equity method. As nominal income was recognized by CDL for the period December 12-31, 2002, these results were not reflected in the Company's financial statements.

Note 6. Investment in Casino Ventures, L.L.C.

      On  July  8,  1999,  the Company contributed its  inactive  gaming vessel, Jubilation, to Casino Ventures. At the time of the contribution, the vessel (including gaming equipment, furniture and other items) had a net book value of $4,149. Under certain circumstances, the Company's current 93% membership interest in Casino Ventures may be subject to reduction and dilution. The consolidated financial statements of the Company includes the accounts of Casino Ventures until such time as the Company's membership interest decreases to less than 50%. A former director of the Company is a member in Casino Ventures and serves as its General Manager. That former director advanced funds to Casino Ventures in 2002 and 2001 that were used for site and vessel improvements. As of December 31, 2002, the advances payable to the former director amounted to $2,205. The advances accrue interest at 8% and mature April 2003. During the years ended December 31, 2002 and 2001, the Company capitalized $699 and $691 costs, respectively, related to the refurbishment of the vessel and improvement to its site in Tunica, Mississippi. Additionally, in 1999, the vessel was used as collateral to obtain funding of $650 towards the aforementioned costs of Casino Ventures (see Note 8). The $650 mortgage is currently in default. Total interest expense on Casino Venture debt for 2002 and 2001 amounted to $217 and $184, respectively. Pursuant to an amendment agreement effective April 18, 2001, the total maximum borrowings allowed to be collateralized by the vessel is $1,000.

        On December 19, 2002 the Company incurred a casualty loss on the Jubilation vessel due to severe storm. This loss, reflected as an impairment loss of $3,000 is based on management's best estimate of the cost to restore the boat to its pre-loss economic value. The Company has notified its insurance carrier of the loss, but the amount of the insurance reimbursement, if any, cannot be estimated at this time and has not been reflected in the financial statements since the insurer has yet determined that the occurrence was an insurable event. The commencement of operations is uncertain at this time. The Company is seeking to restructure Casino Ventures to generate working capital for the Company and cure the default on its gaming boat, but there are no assurances that any significant working capital will be generated for the Company.

      At December 31, 2002 assets and liabilities of Casino Ventures consisted of the following:


                                      2002
Assets:
     Property and equipment (net)    5,011
       Deposits                         53
       Other                             2
                                     5,066
Current liabilities:
 Long-term liability,
     current maturities              2,890
 Accounts payable and
     accrued expenses                1,268
                                     4,158
Long-term liabilities,
     Long-term debt                $     0


             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                (In thousands, except for per share data)


Note 7. Property and Equipment

      Property and equipment held  for disposal  or  currently  not  in
use   is   not  depreciated   or amortized.

     In November 2001, the Company suspended and subsequently terminated its casino operations in Florida. The Company abandoned its leasehold on it gaming ship and returned the ship to the lessor, incurring an abandonment loss of $1,846.

     On July 8, 1999, the Company contributed idle equipment to Casino Ventures. These assets are being held for disposal and are not being depreciated. At December 31, 2002 and 2001, property and equipment held for disposal is as follows:


                                       2002        2001
          Boat and improvements    $  5,820       $   7,872
          Gaming equipment            1,944           1,944
          Furniture, fixtures
           and equipment              1,471           1,471
                                      9,235          11,287
          Less accumulated
           depreciation
           and amortization          (4,224)         (4,224)
                                   $  5,011       $   7,063


      In December 2002, we incurred a casualty loss on the Jubilation vessel contributed to Casino Ventures following a severe storm. This loss, reflected as an impairment loss of $3,000 is based on management's best estimate of the cost to restore the boat to its pre-loss economic value. The amount of the insurance reimbursement, if any, cannot be estimated at this time and has not been reflected in the attached financial statements, since the insurer has not yet determined that the occurrence was an insurable event.

Note 8. Long-Term Debt

      On July 31, 2000, the Company received a $1,250 loan from the holder of the Company's Series D Preferred Stock. Simultaneously with the closing of that loan, the lender also received 12.5 warrants exercisable at a price of $24.00 per share, which expires in July 2003. Relative to the $1,250 principal amount of the loan and warrants issued, the Company has allocated approximately $213 as the estimated value of the warrants issued with the loan. This amount was amortized as additional interest expense and an increase to notes payable over the life of the loan using the effective interest method until the loan was repaid in December 2002. The balance of $944 plus accrued interest was exchanged for a $1,600 note due with installments plus 16% interest of $400 due in both February, March and the balance of $800 in June 2003.

      On December 10, 2002, pursuant to the Recapitalization Agreement, the Company (i) issued an aggregate 336 shares of Series E Preferred Stock to Bryanston, Stanley Tollman and Monty Hundley in full satisfaction of an outstanding note and as deferred compensation, (ii) received a three year option to redeem all or any portion of (a) the Series E Preferred Stock issued to Bryanston., Stanley Tollman and Monty Hundley, as described above, at its liquidation value plus all accrued and unpaid dividends and (iii) subject to stockholder approval, Bryanston's 2,327 and Beatrice Tollman's 66 shares of the Company's common stock at a price of $2.12 per share, payable either in cash or by delivery of a subordinated promissory note for the aggregate purchase price of the stock being redeemed. Such promissory note is to be unsecured, bear interest at the rate of 7% per annum, and be payable in fixed installments over a three year period. Each such promissory may be prepaid by us at any time, without notice. Nevertheless, during the three year redemption period, Bryanston. and Beatrice Tollman each have granted Robert Berman, the Company chief executive officer, an irrevocable proxy to vote their shares of common stock, with full powers of substitution and revocation

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                (In thousands, except for per share data)

Note 8. Long-Term Debt (CONTINUED)

      As of December 31, 2002, the advances payable to a former director amounted to $2,205 including accrued interest. The advances accrue interest at 8% and mature April 2003.

      Interest expenses on related party debt totaled $ 455 and for the year ended December 31, 2002.

Note 9. Commitments, Contingencies and Related Party Transactions

     Lease Commitments. We lease approximately 140 square feet of office space in a building located at 707 Skokie Boulevard, Suite 600, Northbrook, Illinois, 60062. The total rent for this office space is approximately $2 monthly. Our location at 330 Madison Avenue, 6th floor, New York, New York is an additional 400 square feet of office space with a rent of $6 monthly. We believe that our existing office facilities are adequate to meet our current needs.

     In December 2001, the Company vacated certain office space in New York City. The lease did not expire until 2004. Final lease settlement payment due for the New York City office lease was estimated at $210 by the lessor.

     On December 19, 2001, the Company's subsidiary, Alpha Florida Entertainment, L.L.C. ("Alpha Florida LLC"), terminated its lease with Miami- Dade County, in connection with its Ella Star Casino. No provision has been recorded for any future amounts related to any contractual agreements entered into by Alpha Florida L.L.C. or Alpha Florida Entertainment, Inc., its predecessor.

      Through one of our subsidiaries, we also lease a warehouse in Greenville, Mississippi with a lease payment of $1 monthly. The lessor has been notified of our intentions to vacate the property in March 2003.

      Litigation. In 2002, the Company settled an action for the service of alcohol to a customer. This case was settled with funds substantially provided by the Company's insurance carrier.

      In  March  2002  the Company settled an action brought  by  Global
Trading Group, Inc. in the U. S. District Court for the Northern District of Mississippi. The plaintiff alleged entitlement to a finder's fee arising out of the sale of the Jubilee Casino and was seeking contractual and compensatory damages. The Company reached, and recorded on its books, a settlement on this case for approximately $118, of which $53 was settled through the issuance of 5 shares of common stock.

     On November 6, 2002, the Company and several of it subsidiaries was named as a defendant in an action by a former partner in its now discontinued Florida operations brought in the Western District Court of New York. The suit alleges damages arising out of offer and sale to plaintiffs of a security, breach of contact and breach of fiduciary duties. No assurance can be given that the litigation will ultimately be resolved in a manner advantageous to the Company.

      The Company is a party to various other legal actions that have arisen in the normal course of business. In the opinion of the Company's management, the resolution of these other matters will not have a material and adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

      Other Transactions. On May 12, 1998, with shareholder approval granted in September 1999, the Board approved an annual compensation arrangement whereby each of the three outside directors will receive $6 per annum plus, pursuant to the 1998 Stock Option Plan (see Note 12), options to purchase up to 2.5 shares, and an additional 1.5 shares for each committee served upon, of the Company's Common Stock at an exercise price equal to the current market price on the date the option was granted. In 2001, the Company granted to its outside directors options to purchase an aggregate amount of up to 15.5 shares of its common stock for the 2001 year at an exercise price of $4.40 per share, which can be exercised at any time up to 2011. In 1999 the Company granted to its outside directors options to purchase an aggregate amount of up to 15 shares of its Common Stock at an exercise price of $42.50 per share, which can be exercised any time up to 2009 and 2008, respectively. The amount granted in 1999 is for services to be rendered in the year 2001. As compensation to its

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                (In thousands, except for per share data)


Note  9.  Commitments,  Contingencies  and  Related  Party  Transactions
(CONTINUED)

employee directors, in the Company granted options to purchase an aggregate amount of up to 8 shares of its Common Stock for the 2001 year at an exercise price of $4.40 per share. In 2002 the Company granted to its outside directors options to purchase an aggregate amount of 30 shares at an exercise price of $4.40 per share.

      Additionally, in both December 1999 and 1998, pursuant to the 1998 Stock Option Plan as approved by the Company's shareholders in September 1999, the Company granted to the Company's Chairman options to purchase 250 shares of the Company's common stock. All of the options to purchase the Company's common stock under the 1998 Plan, which were granted in 1998 to its outside and employee directors, excluding the Chairman, were originally exercisable at a price per share equal to the closing NASDAQ bid prices on the dates of the respective grants. The exercise price for the 250 options granted in 1999 and 1998 to the Company's Chairman to purchase the Company's common stock were exercisable at prices per share equal to 100% and 110%, respectively, of the closing NASDAQ bid prices on the respective dates of the grants. As a result of the cancellation and reissurances (see Note 12) in 2001 of all the aforementioned director options, the current exercise price is equal to $4.40 per share, the closing NASDAQ bid price on the cancellation date in 2001.

        On February 12, 2002, the Company's Board accepted the resignations of Stanley S. Tollman and one of its other directors. Robert A. Berman was appointed by the Board to fill the vacancy left by Mr. Tollman's retirement and Scott Kaniewski was appointed by the Board to fill the other Board vacancy. The Company entered into employment agreements with Mr. Berman and Mr. Kaniewski providing for annual salaries of $300 and $200, respectively, payment of which is subject to deferral under certain circumstances. Additionally, each of Mr. Berman and Mr. Kaniewski was granted options to purchase up to 95 shares of the Company's common stock, which number of shares is subject to be increased to 296 shares to each of Mr. Berman and Mr. Kaniewski.

      To comply with State requirements regarding the Company's 19% partnership interest in Greenville Casino Partners, L.P., the Company has received a finding of suitability from the Mississippi Gaming Commission. The Company's finding of suitability was renewed in October 2001 for a three year period.

      William Hopson and Thomas P. Puccio, both directors of the Company are partners in law firms that provide legal services to CDL. In 2001 and 2002, Catskill Development, LLC paid $628 and $625, respectively, to William Hopson's law firm In 2001 and 2002, Catskill Development, LLC paid $302 and $354, respectively, to Thomas Puccio's law firm,

      Paul deBary, a director of the Company, provided consulting and restructuring advice to the Company during 2002. The Company paid him 30 shares issued at a market price of $2.12 per share.

      All current transactions between the Company and its officers, directors and principal stockholders or any affiliates thereof are, and in the future such transactions will be, on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Note 10. Accounts Payable and Accrued Expenses
     At December 31, 2002, accounts payable and accrued expenses are comprised of the following:


     Property and
      equipment            1,824
     Lease                   210
 Advertising                 143
     Note Payables         4,490
     Accrued professional
       fees                  441
 Accrued interest             14
     Other                 4,848
 Less amounts included in
     liabilities of
     Casino Ventures
     (see Note 6)         (4,158)
                          $7,812


             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                (In thousands, except for per share data)


Note 11. Stockholders' Equity

Activity

      In June 2001, shareholder approval was received to amend the Company's Certificate of Incorporation, which provided for a reserve 1 for 10 split of the Company's common stock. Accordingly, common stock and per share data has been retroactively restated to give effect to the reverse stock split.

      In the first quarter of 2002, the Company issued 415 shares of the Company's common stock in connection with dividends on the Series B and C Preferred Stock.

      In January 2002, the Company issued 622 and 324 shares of common stock (a total of 946 shares) for 777 shares of Series B Preferred Stock and all of the Series C Preferred Stock, respectively.

     In February 2002, the Company issued 576 shares of common stock for the benefit of Watertone, and it assigned to the benefit of the Company 47.5% of its economic interest in the casino and horse racing components of the business of CDL.

      In the first quarter of 2002, the Company issued 238 shares of the Company's common stock in connection with the related party debt owed to Bryanston.



     In February of 2002, the Company issued 576 shares of the Company's common stock in connection with the Company increasing its investment in the future revenue stream of CDL by acquiring 47.5% of Watertone Holdings, LP's economic interest in certain CDL business components.

      In the year ending 2002, the Company issued 56 shares of the Company's common stock in connection with the conversion of the Societe Generale convertible debt. In December 2002, the Company exchanged the remainder of the convertible debt and other equities held by Societe Generale in exchange for a $1,600 note due June 2003.

      In April 2001, the Company issued 317 shares of the Company's common stock in connection with dividends on its Series B Preferred Stock (see below).

      On June 13, 2001, the Company authorized the satisfaction of liabilities to Bryanston aggregating $1,904 by agreeing to issue approximately 238 shares of its common stock at a price of $8 per share, which was the closing market price on that date. Such shares were issued in January 2002.

      A noncash compensation adjustment related to certain increases in the price of the Company's common stock for both exercised and unexercised stock options was recorded in 2001, which is reflected as an increase of $2,594 in capital in excess of par value.

      During 2001, $100 of debt was converted into 17 shares of the Company's common stock.

      During 2000 and 2001, 14 and 29 shares, respectively, of the Company common stock was issued upon the exercise of warrants and options.

      In  February 2000, the Company privately sold 4 shares of  its  7%
convertible Series D Preferred Stock (see description below) for an aggregate price of $3,867 net of closing costs of $133. During 2002 and 2001, 1,020 and 1,900 shares, respectively, of Series D Preferred Stock were converted into 191 and 139 shares, respectively, of the Company's common stock.

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                (In thousands, except for per share data)

Note 11. Stockholders' Equity

Activity (CONTINUED)

      On December 10, 2002, the Company entered into an agreement with the holder of the Company's Series D Preferred Stock and a Note due July 2003, which had an aggregate outstanding balance of approximately $2,400. The agreement provides for the cancellation of such Preferred Stock and Note instruments and the issuance of a new Note under a restructuring agreement. The new Note calls for a specific amortization schedule through June 2003 with optional prepayment provisions providing for various discounts based on payment dates. This new Note, in the principal amount of $1,600 is a first priority senior obligation of the Company.

On December 12, 2002, the Company announced an agreement with Bryanston and certain other affiliates regarding certain obligations due from and claims against the Company. The Company remaining indebtedness to Bryanston was $1,570. The Company also owed Stanley Tollman $1,528 and Monty Hundley $267 in deferred compensation. The parties agreed to release the Company from all claims in exchange for distribution to them of equity in the Company in the form of shares in a special class of the Company's Series E Preferred Stock having a total aggregate liquidation amount of $3,365. This Series E Preferred Stock is non-voting and non-convertible, has no fixed date of redemption or liquidation, and provides for cumulative dividends at 8% per annum. Dividends to holders of the Company's common stock and other uses of the Company's net cash flow are subject to priorities for the benefit of the Series E Preferred Stock. The Series E Preferred Stock are subject to redemption at the option of the Company at any time at a price equal to their liquidation value plus accrued dividends to the date of redemption.

     In addition to ensuring compliance with all NASDAQ regulations, the Company carried out the Recapitalization in order to maintain its NASDAQ listing. On November 19, 2002, the Company received a letter from NASDAQ stating it had fallen below the minimum stockholders' equity requirement of $2,500 as of the Company's fiscal quarter ended September 30, 2002. As a result of the Recapitalization discussed above, the Company issued 1,730 shares of Series E Preferred Stock, which increased the Company's stockholders' equity to in excess of $6,000. On January
10, 2003, the Company received an extension from NASDAQ until January 17, 2003 to file with the SEC a public document demonstrating compliance. On January 16, 2003, the Company filed a Current Report on Form 8-K demonstrating compliance with the minimum stockholder equity requirement. On January 17, 2003, the Company received a letter from NASDAQ stating that based on the 8-K filing, it had determined the Company complies with the minimum stockholders' equity requirements and the matter had been closed.

      Further, on January 14, 2003 the Company received an additional letter from NASDAQ stating that it had failed to conduct its 2002 annual meeting within the prescribed period of time. Accordingly, NASDAQ has notified the Company that its securities are subject to delisting from the SmallCap Market. The Company has request and received an oral hearing to be conducted on February 27, 2003 for continued listing. Pending this hearing, the delisting has been stayed.

Descriptions of Preferred Stock and Dividends

      The Company's Series B Preferred Stock has voting rights of .8 votes per preferred share, is convertible to .8 shares of common stock for each share of preferred stock and carries a liquidation value of $29 per share, a cumulative dividend of $2.90 per share, payable quarterly, which increases to $3.77 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event the dividend is not paid by January 30 next following the year for which such dividend has accrued, the dividend will be payable in common stock. In January 2002, the Company declared and issued dividends on the Series B Preferred Stock for the 2001 year amounting to 241 shares of the Company's common stock. After the January 2002 common stock issuance, there were no dividends in arrears. Additionally, in January 2002, Bryanston Group, Inc. converted its 777 shares of the Company's Series B Preferred Stock into 622 shares of the Company's common stock.

      The  Series C Preferred Stock had voting rights of 2.4  votes  per preferred  share  was convertible into 2.4 shares of  common  stock  and carried a cumulative dividend of $5.65 per share. In addition, the terms of the preferred shares included a provision allowing the Company the option of calling the preferred shares based upon the occurrence of certain capital

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                (In thousands, except for per share data)

Note 11. Stockholders' Equity (CONTINUED)

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

      The  Series D Preferred Stock was convertible into shares  of  the
Company's common stock at a conversion price of the lesser of $60 per share or a price based upon the prevailing market price of the Company's common stock, and accrued dividends at a rate of 7% per annum. In the event the preferred stock was not converted into shares of the Company's stock by February 8, 2005, there will be a mandatory redemption at that time, payable in shares of the Company's common stock at the same aforementioned conversion price. The dividends were payable in arrears on the earlier of the date of conversion of a share of Series D Preferred Stock or the date of redemption. At the Company's option, the dividends were payable in the form of cash or shares of the Company's common stock. The maximum aggregate total number of shares of the Company's common stock issuable relative to the conversions and payments of dividends is 3,300 shares. In the event such limitation prevents the conversion of any Series D Preferred Stock, the dividend rate increased to 15% per annum to be payable in cash in arrears, semi-annually on June 30 and December 31. The Series D Preferred Stock had no voting rights prior to its conversion into common stock. The Series D Preferred Stock was retired after the recapitalization of December 2002.

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

        In 2001 and 2000, the Company repriced certain stock options, which, under Financial Accounting Standards Board Interpretation Number 44 ("FIN44"), requires them to be accounted for under variable plan accounting. The application of FIN 44, which was effective July 1, 2000, resulted in noncash compensation expense of $44 and $2,594 during the years ended December 31, 2002 and 2001, respectively.

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                (In thousands, except for per share data)


Note 12. Stock Options and Warrants (CONTINUED)

2002 Stock Option Plan

      As discussed above, the Chairman of the Board and Chief Executive Officer, Robert Berman, and a Board Member and the Chief Financial Officer, Scott Kaniewski, received a total of 190 options (95 each) effective March 12, 2002. In addition, both Messrs. Berman and Kaniewski may receive additional options up to a total of 591 options subject to shareholder approval. In April 2002, Mr. Berman received a proxy from the Company's largest shareholder granting him the right to use the votes of that shareholder to appoint four of the seven members of the Company's Board. Pursuant to Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, Messrs. Berman and Kaniewski control sufficient votes to approve the options and, accordingly, the additional options are deemed to be granted.

       As permitted by Statement 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) in accounting for this stock option plan. Under APB25, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price exceeds the market price of the underlying stock on the grant date. The Company has determined the pro forma information as if the Company had accounted for these stock options granted under the fair value method of SFAS 123. The Black-Scholes option pricing model was used with the following weighted-average assumptions for the options issued in 2002:

     Risk-free interest rate   4.75%
     Dividend yield            0%
     Volatility factor       123.82
     Expected term           5 years

      The Company's 2002 net loss and net loss per share would have been increased to the pro forma amounts indicated below if compensation costs for the Company's stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123.


     New loss
       As reported     $ (9,500)
       Pro forma        (14,658)

     Loss per share -
        basic and diluted
       as reported       (2.10)
     Pro forma           (3.21)


             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                (In thousands, except for per share data)


Note 12. Stock Options and Warrants (CONTINUED)

       The following table summarizes common stock option activity, excluding the simultaneous cancellations and reissuances in 2002 and 2001, as noted above:

                                               Weighted
                                               Average
                                     Range of  Exercise
                           Number of Exercise  Price Per
                           Shares    Price     Share
Options outstanding at
    January 1, 2001          253 $10.63-13.75 $12.45

Granted in 2001              267      $4.40    $4.40
Exercised in 2001            (29)     $4.40    $4.40
Cancelled in 2001           (253)     $4.40    $4.40

Options outstanding at
   December 31, 2001         238

Granted in 2002              591     $17.49   $17.49
Exercised in 2002            (8)      $4.40    $4.40
Cancelled in 2002          (154)      $4.40    $4.40

Options outstanding at
   December 31, 2002         667


        The following table summarizes information regarding stock options outstanding at December 31, 2002:


            Options  Outstanding           Options Exercisable
                         Weighted         Weighted
           Number        Average          Average       Number          Weighted
Range of  Outstanding    Remaining        Exercise      Exercisable     Average
Exercise     at          Contractual      Price Per        at           Exercise
Prices    Dec 31, 2002   Life in Years    Share         Dec 31, 2002    Price
  $4.40      75           7.5             $4.40            75          $4.40
  17.49     591           5               17.49             0              0


Other Stock Options

        During the years ended December 31, 2002 and 2001, options to purchase 154 and 253 shares, respectively, of the Company's common stock at exercise prices of $4.40 were cancelled due to the removal of responsibilities, resignation and termination of former affiliates. The option expiration rules are defined in the 1993 and 1998 stock option agreements.

             ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                (In thousands, except for per share data)

Note 12. Stock Options and Warrants (CONTINUED)

Warrants

       In connection with a loan to the Company (see Note 8), the holder of the Company's Series D Preferred Stock received 12.5 warrants exercisable at a price of $24.00 per share, which expired in July 2003.

Note 13. Income Taxes

     The Company and all of its subsidiaries file a consolidated federal income tax return. At December 31, 2002, the Company's deferred income tax asset was comprised of the tax benefit associated with the following items based on the statutory tax rates currently in effect:



                                                    2002
     Net operating loss
       carryforwards                             $26,600
     Differences between financial and tax
       bases of assets and liabilities             6,978

     Deferred income tax asset,
       gross                                      33,578
    Valuation allowance                          (33,578)
     Deferred income tax asset, net            $      --


     As of December 31, 2002, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $66,500 expiring in the years 2008 through 2022.

Note 14. Unaudited Quarterly Data

                           First    Second    Third    Fourth
                           Quarter  Quarter   Quarter  Quarter
     2002
       Total revenue       $3,277   $    0   $     0   $     0
       Net income (loss)    2,495     (857)   (7,543)   (1,958)
       Net income (loss)
         applicable
         to common shares  $2,105   $ (924)  $(7,611)  $(1,958)
       Net income (loss)
         per common
         Share, basic      $0.54    $(0.17)  $ (1.56)  $ (0.40)
              diluted       0.53      0.19     (1.56)    (0.40)
     2001
       Total revenue     $   982    $1,315   $   681   $   139
       Net loss          $(1,346)   $ (737)  $(1,346)  $(6,048)
       Net loss
         applicable
         to common
         shares          $(2,075)  $(3,834)  $(1,346)  $(8,740)
       Net loss per common
          share, basic
          and diluted    $ (.65)   $(1.59)   $  (.55)  $ (3.70)


                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER

  Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                                  1350)

I, Robert A. Berman, Chief Executive Officer of Alpha Hospitality Corporation, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Alpha Hospitality Corporation;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       Date: February 19, 2003


       /s/ Robert A. Berman
       Robert A. Berman
       Chief Executive Officer

                CERTIFICATION OF CHIEF FINANCIAL OFFICER

  Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                                  1350)

I, Scott A. Kaniewski, Chief Financial Officer of Alpha Hospitality Corporation, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Alpha Hospitality Corporation;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
       d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
       e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
       f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
       c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       Date: February 19, 2003


       /s/ Scott A. Kaniewski
       Scott A. Kaniewski
       Chief Financial Officer

                                                            EXHIBIT 99.1


                CERTIFICATION OF CHIEF EXECUTIVE OFFICER

  Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                                  1350)

Pursuant  to  Section 906 of the Sarbanes-Oxley Act of 2002  (18  U.S.C.
1350), the undersigned, Robert A. Berman, Chairman and Chief Executive Officer of Alpha Hospitality Corporation, a Delaware corporation (the "Company"), does hereby certify, to his knowledge, that:

The Annual Report Form 10-KSB for the year ended December 31, 2002 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/Robert A. Berman
   Robert A. Berman
   Chairman and
   Chief Executive Officer

                                                            EXHIBIT 99.2


                CERTIFICATION OF CHIEF FINANCIAL OFFICER

  Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                                  1350)

Pursuant  to  Section 906 of the Sarbanes-Oxley Act of 2002  (18  U.S.C.
1350), the undersigned, Scott A. Kaniewski, Chief Financial Officer of Alpha Hospitality Corporation, a Delaware corporation (the "Company"), does hereby certify, to his knowledge, that:

The Annual Report Form 10-KSB for the year ended December 31, 2002 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/Scott A. Kaniewski
   Scott A. Kaniewski
   Chief Financial Officer