Form 10QSB
period 2003-03-31
ALPHA HOSPITALITY CORP
filed 2003-05-15
CIK 906780

U. S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB



Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003





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

   Yes    X         No


              APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May
12, 2003


   Common Stock, $0.01 par value: 5,237,352 shares

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                              INDEX



PART I                 FINANCIAL INFORMATION                      PAGE NO.

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of March 31,
            2003 and December 31, 2002                               3

          Condensed Consolidated Statements of Operations for the
            Three Months Ended March 31, 2003 and 2002               4

          Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2003 and 2002               5-6

          Notes to Condensed Consolidated Financial Statements       7-12

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     13-16

Item 3.   Controls and Procedures                                   16



PART II                                        OTHER INFORMATION

Item 1.   Legal Proceedings                                         17-18

Item 4.   Submission of Matters to Vote of Security Holders         18

Item 6.   Exhibits and Reports on Form 8-K                          18-19

          Signatures                                                20




All items that are not applicable or to which the answer is negative have been omitted from this report.

         ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
            (In thousands, except for per share data)





ASSETS
                                   March 31, 2003      December 31, 2002
                                      (Unaudited)           (Audited)
CURRENT ASSETS:
     Cash                               $     70         $      174
     Receivable and other current assets     504                 47
       Total current assets                  574                221

INVESTMENT AND ADVANCES IN CATSKILL
    DEVELOPMENT, LLC                       6,737              6,437

ASSETS OF CASINO VENTURES                  5,180              5,066

DEPOSITS AND OTHER ASSETS                    110                 14
TOTAL ASSETS                             $12,601            $11,738



             LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
    Note payable                          $1,600             $1,600
    Accounts payable and accrued
      expenses                             1,162              1,610
    Accrued payroll and related
      liabilities                            518                444
    Other liabilities of Casino Ventures   4,349              4,158
       Total current liabilities           7,629              7,812


COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                            786                791

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value,
        75,000 shares authorized,
        5,018 and 4,903 issued                50                 49
     Preferred stock, 5,000
        shares authorized $.01 par value;
       Series B, 44 issued and outstanding
       Series E, $10.00 Redemption
          Value, 1,731 issued and
          outstanding                       6,855             6,855
     Capital in excess of par value       109,219           106,711
     Accumulated deficit                 (111,938)         (110,445)
      Common stock held in Treasury
        5 shares, at cost                      --               (35)
       Total stockholders' equity           4,186             3,135
TOTAL LIABILITIES AND STOCKHOLDERS
  EQUITY                                $  12,601         $  11,738



See accompanying notes to condensed consolidated financial statements.

         ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended March 31, 2003 and 2002
                           (Unaudited)
            (In thousands, except for per share data)

                                   Three Months Ended
                                        March 31,
                                     2003      2002

REVENUES                          $    --    $   --

COSTS AND EXPENSES:
     Selling, general and
       administrative              2,402       632
     Interest                        125       140
     Depreciation and amortization    25         9
     Pre-opening and development
       costs                          --         9
          Total costs and
            expenses               2,552       790

 Other income:
      Gain on sale of investment
        and related management
        contract                     135     3,277
      Gain on extinguishment
        of debt                      419        --
  Recovery of insurance proceeds     500        --
    Total other income             1,054     3,277

INCOME (LOSS) FROM OPERATIONS
  BEFORE MINORITY INTEREST        (1,498)    2,487

MINORITY INTEREST                      5         8

NET INCOME (LOSS)                $(1,493)   $2,495

CUMULATIVE UNDECLARED DIVIDEND
   ON PREFERRED STOCK                 71       390

NET INCOME (LOSS) APPLICABLE
  TO COMMON SHARES               $(1,564)   $2,105

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING, basic            4,937     3,883

EFFECT OF DILUTIVE STOCK OPTIONS      --       786

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING, diluted            4,937     4,669

EARNINGS (LOSS) PER COMMON
   SHARE, basic                    (0.32)     0.54
EARNINGS (LOSS) PER COMMON
   SHARE, diluted                $ (0.32)  $  0.45



See accompanying notes to condensed consolidated financial statements.

         ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)

                                                 Three Months Ended
                                               2003               2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $  (1,493)        $  2,495
  Adjustments to reconcile net income
    (loss) to net cash used in
    operating activities:
      Gain on sale of investment and
        related management contract              (135)           (3,277)
          Gain on extinguishment of debt         (419)               --
          Minority interest                        (5)               (8)
          Depreciation and amortization            25                37
          Stock-based compensation              1,898                --
       Changes in operating assets and
         liabilities:
          Receivable and other current
            assets                              (457)                19
          Accounts payable and accrued
            expenses                              33                505
          Accrued payroll and related
            liabilities                           74                 62

NET CASH USED IN OPERATING ACTIVITIES           (479)              (167)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investment and
    related management contract                  135                510
  Investments and advances in Catskill
    Development, LLC                            (300)                --
  Purchases of property and equipment           (113)              (473)
  Decrease in deposits and other assets            3                 --

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                          (275)                37

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock                    490                 --
  Proceeds from exercise of stock
    options and warrants                          31                 11
  Proceeds from related party long-term debt     129                405

NET CASH PROVIDED BY FINANCING ACTIVITIES        650                416

NET INCREASE (DECREASE) IN CASH                 (104)               286

CASH, beginning of period                        174                 20

CASH, end of period                           $   70            $   306


 See accompanying notes to condensed consolidated financial statements.

         ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)


                                                   Three Months Ended
                                                         March 31,
                                                    2003          2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest during the period           $     --    $      15

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

  Common stock issued in conversion of long-term
    debt and accrued interest                       $     --    $     158

  Common stock issued in settlement of preferred
    stock dividends                                 $     --    $   5,770

  Common stock issued in settlement of liabilities  $     --    $   1,904

  Common stock issued for investment in Catskill
     Development, LLC                               $     --    $   6,934

  Common stock issued in conversion of preferred
    stock                                           $     --    $       9

  Retirement of treasury stock                      $     35    $      --

  Warrants issued in settlement of financing costs  $    124    $      --



   See accompanying notes to condensed consolidated financial statements.

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except for per share data)

Basis for Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and with the requirements of Form 10-QSB and Regulation S-B as applicable to interim financial information. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in accordance  with  accounting principles generally accepted  in  the  United
States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and to disclose contingent assets and liabilities at the date of the financial statements and their potential effect on the reporting period. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholder's report included in the Form 10-KSB for the year ended December 31, 2002.

Note 1. Nature of Business

      Alpha Hospitality Corporation (the "Company") was organized as a Delaware corporation on March 19, 1993, and since that time has served as a holding company for various subsidiaries and investees engaged in the ownership, development and operation of gaming facilities, including Catskill Development, LLC ("CDL"), which owns a horse racing facility in Sullivan County New York, and in which the Company has a 25% voting membership interest, and Casino Ventures, LLC ("Casino Ventures") in which it holds a 93% membership interest. None of the Company's subsidiaries and investees provide any dividends or distributions and CDL must first satisfy numerous senior obligations before it can make any significant distributions to us. Therefore, future liquidity must come from an equity offering, future monetization of remaining assets or favorable resolution of the appeal of prior litigation. The Company anticipates issuing equity securities to meet working capital requirements. There is no assurance that the Company will be successful in obtaining sufficient funds by issuing equity securities.

      The Company has concentrated most of its efforts on developing in the County of Sullivan, New York, gaming operations as a member in CDL. As part of this effort the Company has divested itself of various ancillary interests and terminated certain unprofitable operations.

Note 2. Going Concern

      The Company has sustained net losses over the past few years and, at March 31, 2003, had a net working capital deficit of $7,055 In November
2001, the Company discontinued all significant operations except for its efforts to develop and manage gaming operations in Monticello, New York (see Note 1). Such investment is not expected to contribute to the Company's cash flow during the foreseeable future and does not include an interest in any securities for which a liquid market exists.

      Casino Ventures, a subsidiary of the Company is developing a gaming facility in Mississippi centered around a casino boat (see Note 5). In December 2002, that vessel suffered significant damage due to a severe storm. This is reflected as an impairment loss of $3,000, which is based on management's best estimate of the cost to restore the boat to its pre-loss economic value. The Company has notified its insurance carrier of the damage. The amount of the insurance reimbursement, if any, cannot be estimated at this time and has not been reflected in the financial statements since the insurer has yet determined that the occurrence was an insurable event (See Note 5). Also, the vessel was used as collateral to obtain funding of $650 towards the aforementioned costs of Casino Ventures. The $650 mortgage is currently in default. The commencement of operations is uncertain at this time. The Company is seeking to restructure Casino Ventures to generate working capital and cure the default on its gaming boat, but there is no assurances that any significant working capital will be generated for the Company or the default of the mortgage on the gaming boat will be cured.

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

      Earnings (Loss) Per Common Share. The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The effect of outstanding options and warrants was antidilutive for the three months ended March 31, 2003 and, accordingly, have been excluded from the Company's computation of loss per common share.

      Recovery of Insurance Proceeds. On March 31, 2003, the Company settled an action against several insurance carriers regarding a claim originally filed in 1998. The Company recognized the entire settlement of $500 in the
first  quarter  of 2003 when collection of the claim became  certain.   The
entire amount was received in April 2003.

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

      Stock Options. Effective January 1, 2003, the Company adopted the provision of SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" on a prospective basis. Awards granted under the Company's two stock option plans and awards granted to non-employees have been included in loss from operations for the three months ended March 31, 2003. The costs related to stock based compensation included in net income for the three months ended March 31, 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123.

     The  following table illustrates the effect on operation and  earnings
(loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 (In thousands, except for per share data)

Note 3. Summary of Significant Accounting Policies (CONTINUED)


                                                 Three Months Ended
                                      March 31,  2003          March 31, 2002
                                       (thousands except for per share data)
  Net income (loss) as reported:
    Applicable to common shares            $     (1,564)      $     2,105
    Deduct: Total stock-based
      compensation expense determined
      under fair value based method
      for all awards granted modified
      or settled during each period,
      net of related tax effects.           $        --       $       (80)
  Proforma net income (loss):
    Applicable to common shares             $    (1,564)      $      2,025
        Earnings, basic as reported         $      (.32)      $        .54
    Basic, pro forma                        $      (.32)      $        .52
    Diluted as reported                     $      (.32)      $        .45
    Diluted, pro forma                      $      (.32)      $        .43


    Reclassifications. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Note 4. Investment in Catskill Development, LLC

     The Company's principal asset is its interest in CDL, which on June 3, 1996, acquired Monticello Raceway and its surrounding properties for $10,000, and set aside 29.31 acres of surrounding property for the development of a Native American Casino. In July 1996, Catskill Development, LLC entered into a series of agreements with the St. Regis Mohawk Tribe relating to the development and management of the proposed Native American Casino, subject to federal, state and local approvals.

     Since 2000, the Company has been engaged in litigation with Park Place Entertainment ("PPE") alleging tortuous interference with contract and business relationship in regard to CDL's agreements with the St. Regis Mohawk Tribe. On March 14, 2003, attorneys for the Plaintiffs filed a motion requesting the District Court to vacate a judgment, which was adverse to the Company, issued on August 26th, 2002, on the ground that new evidence has been found that has a material bearing on important issues affecting the judgment. The motion indicates that audio tapes of certain conversations concerning the transaction at issue in the case were made available to the plaintiffs by Presidents, R.C., the plaintiff in another case against PPE and that the tapes provide evidence which raise material issues regarding important issues in the case and the positions taken by the defendant. The motion requests that the judgment be vacated and that the Plaintiffs be permitted to continue discovery and file amended pleadings to reflect the evidence contained in the case. Although the Company has been advised by the attorneys handling the case that the new evidence relates to substantial important issues, it does not relate to all of the issues or charges in the Plaintiff's original complaint or all of the issues covered by the pending appeal in the case by the Plaintiffs. Accordingly, no assurance can be given that the motion will be granted or that, if granted, it will provide relief sufficient to permit the Plaintiffs to proceed with a trial or provide evidence that will be available for purposes of the record in the appeal.

      On February 4, 2003 the Company entered into a Letter of Intent to consolidate interests and rights in CDL into the Company. The agreement provides for the Company to acquire a 48 year ground lease on the Monticello Raceway site and contiguous properties, together with all of CDL's development and management rights with respect to the site and related gaming activities, in exchange for 80.25% of our outstanding common stock on a post-transaction, fully diluted basis. The Company hopes this transaction will close sometime in the second quarter of 2003, although there are a number of approvals that must be obtained and conditions that must be met. CDL is to transfer to the Company full beneficial ownership of Catskill Development, LLC's operations at Monticello, including all development and management rights with respect to Native American gaming, video lottery terminals and real estate development activities. Under the proposed transaction, the Company is expected to acquire Monticello Raceway Development, LLC ("MRD") and all of the equity of Monticello Casino Management, LLC ("MCM") that it does not currently own and to assume the rights and obligations of CDL under any agreements with respect to the development, construction and operation of the proposed casino.

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 (In thousands, except for per share data)

Note 4. Investment in Catskill Development, LLC (CONTINUED)

      The Letter of Intent provides for CDL to lease its 230-acre Raceway property to the Company for a period of 48 years for an annual base rent of $1,800,000. Lease terms are to contain certain options for the Company to acquire title to portions of the property, including the right to purchase a 29-acre parcel for the purpose of placing it in trust for a Native American Tribe or Nation at the purchase price of $1. The exercise of such option will require obtaining necessary federal and state approvals. In addition, the remaining property may be purchased within two years of the opening of a casino at the present value of the ground lease at the time of such exercise.

	On April 3, 2003, the Cayuga Nation, a New York State based federally recognized Indian Nation (the "Cayuga Nation"), CDL and certain of CDL's affiliates, including a subsidiary of the Company entered into a series of agreements which provide for the development of a trust land casino adjacent to the Raceway. In furtherane of these transactions, on April 10, 2003, the Cayuga Nation and the Company and its affiliate CDL, officially filed with the Eastern REgional Office of the Bureau of Indian Affairs, an application requesting that the Secretary of the Interior acquire in trust on behalf of the Cayuga Nation a 30 acre parcel of land in Monticello, New York to be used for gaming purposes.

      This transaction, if completed, gives the Company control of the Raceway and all development rights for the proposed Native American casino and any potential future video lottery terminal operations. The Company believes this will strengthen our ability to obtain new financing on reasonable terms and our long-term viability and hopes that this transaction will close sometime in the second quarter of 2003, although there are a number of approvals that must be obtained and conditions that must be met.

    The Company accounts for its investment in CDL using the equity method. As a nominal loss was recognized by CDL for the three months ended March 2003, these results were not reflected in the Company's financial statements.

Note 5. Investment in Casino Ventures, L.L.C.

      On July 8, 1999, the Company contributed its inactive gaming vessel, Jubilation, to Casino Ventures. At the time of the contribution, the vessel (including gaming equipment, furniture and other items) had a net book value of $4,149. Under certain circumstances, the Company's current 93% membership interest in Casino Ventures may be subject to reduction and dilution. The consolidated financial statements of the Company includes the accounts of Casino Ventures until such time as the Company's membership interest decreases to less than 50%. A former director of the Company is a member in Casino Ventures and serves as its General Manager. That former director advanced funds to Casino Ventures in 2003 and 2002 that were used for site and vessel improvements. As of March 31, 2003, the advances payable to the former director amounted to $2,334. The advances accrue interest at 8% and matured April 2003. During the three months ended March 31, 2003 and 2002, the Company capitalized $113 and $473 costs, respectively, related to the refurbishment of the vessel and improvement to its site in Tunica, Mississippi. Additionally, in 1999, the vessel was used as collateral to obtain funding of $650 towards the aforementioned costs of Casino Ventures. The $650 mortgage is currently in default. Total interest expense on Casino Venture debt for March 31, 2003 and December 31, 2002 amounted to $109 and $217, respectively. Pursuant to an amendment agreement effective April 18, 2001, the total maximum borrowings allowed to be collateralized by the vessel is $1,000.

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

      At March 31, 2003 and December 31, 2002, assets and liabilities of Casino Ventures consisted of the following:

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 (In thousands, except for per share data)

Note 5. Investment in Casino Ventures, L.L.C. (CONTINUED)

                                     2003         2002
Assets:
     Property and equipment (net)   $5,123      $ 5,011
     Deposits                           54           53
     Other                               3            2
                                    $5,180      $ 5,066
Current liabilities:
 Long-term liability, current
   maturities                        3,023        2,890
 Accounts payable and accrued
   expenses                          1,326        1,268
                                     4,349        4,158
Long-term liabilities,
     Long-term debt                 $    0       $    0


Note 6. Commitments and Contingencies

      Litigation. On November 6, 2002, the Company and several of it subsidiaries was named as a defendant in an action by a former partner in its now discontinued Florida operations brought in the Western District Court of New York. The suit alleges damages arising out of offer and sale to plaintiffs of a security, breach of contact and breach of fiduciary duties and have claimed damages in the amount of approximately $1,300. Not trial date for this matter has been set. No assurance can be given that the litigation will ultimately be resolved in a manner advantageous to the Company.

      On March 31, 2003, the Company settled an action it brought in The Circuit Court of Washington County, Mississippi against Investors Insurance Company of America, Tanenbaum Harber Co. Inc. and Aon Risk Services, Inc. of Pennsylvania for breach of contract concerning the breakaway of the Company's Bayou Caddy's Jubilee Casino in 1998. The Company accepted a total settlement of $500 from all parties involved and received the money in the second quarter of 2003.

      The Company is a party to various legal actions that have arisen in the normal course of business. In the opinion of the Company's management, the resolution of these other matters will not have a material and adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Note 7.  Note Payable

      The Company owed Societe Generale a $1,600 note due with
installments plus 16% interest of $400 due in both February 2003, March 2003 and with the balance due in June 2003. On February 28, 2003, the Company entered into an amendment to extend the Febraury and March 2003 payments until April 15, 2003. At March 31, 2003, the Company had not made any payments against this note.

      On April 15, 2003, the Company entered into a second amendment with Society Generale, The amendment, which includes, among other things, a principal payment of $150 in cash and $188 in common stock. The balance of $1,350 is now due on June 15, 2003. As part of the agreement, the Company is obligated for certain damages if the common stock accepted by Societe Generale isn't included in an effective S-3 Registration Statement ("S-3") by certain dates. On April 15, 2003, the Company filed an S-3 with the Securities and Exchange Commission ("SEC"), which included shares issued to Societe Generale. The Company has been notified that the SEC is reviewing the S-3 and is awaiting its comments. On April 30, 2003, the Company paid Societe Generale $60 as part of this agreement. The Company is obligated for an additional $90 if the S-3 fails to be effective by June 15, 2003.

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                 (In thousands, except for per share data)

Note 8. Stock Options

      On January 9, 2003, the Company cancelled all of its options outstanding. On that day the Company awarded options to purchase 854 shares of its common stock at $2.12 per share. Included in the award were 829 options, which were exercisable immediately and 25 options to employees of affiliated companies, which will vest on July 9, 2003. In accordance with the provisions of SFAS No. 148, approximately $1,810 was included in the results of operations at that date in the first quarter of 2003.

Note 9. Income Taxes

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


      Our proposed consolidation with CDL may limit our ability to use our current net operating loss carryforwards, potentially increasing our future tax liability. As of December 31, 2002, we had net operating loss carryforwards of approximately $66,500 set to expire between 2008 and 2022. As the Internal Revenue Code allows us to offset future income against these net operating loss carryforwards, should we earn a profit in the near future our tax liability would be greatly reduced, if not eliminated. The consolidation of our operations with CDL, however, may trigger certain provisions of the Internal Revenue Code that would limit the future utilization of our net operation loss carryforwards. Generally speaking, if these rules are applicable, we will only be permitted to utilize that portion of our net operating loss carryforwards per year equal to the fair market value of our stock on the effective date of the proposed consolidation with CSL, multiplied by the federal long-term tax exempt rate on such date (currently 4.58% for the month of April). Furthermore, even if our proposed consolidation with CDL is never consummated, our ability to use these net operating loss carryforwards might otherwise be restricted should we exercise our option to redeem Bryanston Group, Inc.'s holdings in us, as its shares currently represent approximately 45% of our voting equity.

               ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks principally relating to the Company's ability to complete and fund its Catskill development project. The actual results may differ significantly from the results discussed in the forward-looking statements.

Overview
     As outlined above, over the past 21 months the Company has taken steps to divest itself of all of its significant assets other than its voting membership interest in Catskill Development, LLC ("CDL"). Furthermore, on February 4, 2003, the Company entered into a Letter of Intent to acquire all of its remaining partner's interest in CDL and other related entities for developing gaming activities at Monticello Raceway (the "Raceway"). Our goal is to consolidate all development and management rights with respect to the site and related gaming activities in exchange for 80.25% of our outstanding common stock on a post-transaction, fully diluted basis.

      The Company's ability to develop a successful business is therefore largely dependent on the success or failure of CDL, and the Company's financial results in the future will be based on different activities than those from its prior fiscal years. The Company needs to raise additional funds in order to meet its obligations and fund its current operating expenses either through distributions, liquidation or investments, sale of equity or incurrence of additional debt, which would be restricted by lender covenants. The Company anticipates issuing equity securities to meet working capital requirements.

      The Company currently faces a liquidity shortfall. Our current liabilities exceed our current assets by $7,055,218. These include the Note Payable, accrued expenses and other payables. Casino Ventures, LLC, one of our subsidiaries, has been in default of a mortgage on its gaming vessel since January 1, 2001. Casino Ventures, LCC also owes Matthew Walker, its General Manager, $2,333,842 for unsecured advances funded for development costs, which was due in April 2003. We incurred a casualty loss on the Casino Ventures, LLC vessel due to a severe storm. This loss is reflected as an impairment lost of $3,000,000, which is based on management's best estimate of the cost to restore the vessel to its pre-loss economic value. At the time of the casualty, Casino Ventures, LLC maintained a $3,000,000 insurance policy. The amount of the insurance reimbursement, if any, cannot be estimated at this time and has not been reflected in the financial statements since the insurer has yet determined that the occurrence was an insurable event. The General Manager of Casino Ventures, LLC had arranged for additional financing to complete the development when the casualty occurred and subsequently received a 91 day extension of its site approvals from the Mississippi Gaming Commission. We are seeking to restructure Casino Ventures, LLC to generate working capital, cure the default on it gaming vessel and extend the due date of the advances due Matthew Walker, but there are no assurances that any significant working capital will be generated for us, the default of the mortgage on the gaming vessel will be cured or we will receive an extension on the advances due Matthew Walker.

      The Company entered into an agreement with Societe Generale, the holder of its Series D Preferred stock and a Note due July 2003 in the cumulative amount of $2,400,000. Under this agreement, the Note and all outstanding Series D Preferred Stock were cancelled, and the Company issued Societe Generale a new $1,600,000 Note due June 30, 2003, which provided for discounts in the event of prepayment. On April 15, 2003, the Company entered into an amendment with Societe Generale, which included, among other things, a principal reduction in the form of a $150,000 cash payment and $188,000 paid in common stock. The $1,350,000 balance is now due June 15, 2003. As part of the agreement, the Company is obligated for certain damages if the common stock accepted by Societe Generale isn't included in an effective S-3 Registration Statement ("S-3") by certain dates. On April 15, 2003, the Company filed an S-3 with the Securities and Exchange Commission ("SEC"), which included shares issued to Societe Generale. The Company has been notified that the SEC is reviewing the S-3 and is awaiting its comments. On April 30, 2003, the Company paid Societe Generale $60,000 as part of this agreement. The Company is obligated for an additional $90,000 if the S-3 fails to be effective by June 15, 2003.

      On February 4, 2003 the Company entered into a Letter of Intent to consolidate interests and rights in Catskill Development, LLC into the Company. The agreement provides for the Company to acquire a 48 year ground lease on the Monticello Raceway site and contiguous properties, together with all of CDL's development and management rights with respect to the site and related gaming activities, in exchange for 80.25% of our outstanding common stock on a post-transaction, fully diluted basis. The Company hopes this transaction will close sometime in the second quarter of 2003, although there are a number of approvals that must be obtained and conditions that must be met. CDL is to transfer to the Company full beneficial

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ownership of Catskill Development, LLC's operations at Monticello, including all development and management rights with respect to Native American gaming, video lottery terminals and real estate development activities. Under the proposed transaction, the Company is expected to acquire Monticello Raceway Development, LLC ("MRD") and all of the equity of Monticello Casino Management, LLC ("MCM") that it does not currently own and to assume the rights and obligations of CDL under any agreements with respect to the development, construction and operation of the proposed casino.

      The Letter of Intent provides for CDL to lease its 230-acre Raceway property to the Company for a period of 48 years for an annual base rent of $1,800,000. Lease terms are to contain certain options for the Company to acquire title to portions of the property, including the right to purchase a 29-acre parcel for the purpose of placing it in trust for a Native American Tribe or Nation at the purchase price of $1. The exercise of such option will require obtaining necessary federal and state approvals. In addition, the remaining property may be purchased within two years of the opening of a casino at the present value of the ground lease at the time of such exercise.

      This transaction, if completed, gives the Company control of the Raceway and all development rights for the proposed Native American casino and any potential future video lottery terminal operations. The Company believes this will strengthen our ability to obtain new financing on reasonable terms and our long-term viability and hopes that this transaction will close sometime in the second quarter of 2003, although there are a number of approvals that must be obtained and conditions that must be met.

     On April 3, 2003, the Cayuga Nation, a New York State based federally recognized Indian Nation (the "Cayuga Nation"), CDL and certain of Catskill's affiliates, including a subsidiary of the Company entered into a series of agreements which provide for the development of a trust land casino adjacent to the Raceway. In furtherance of these transactions, on April 10, 2003, the Cayuga Nation of New York and the Company and its affiliate CDL, officially filed with the Eastern Regional Office of the Bureau of Indian Affairs, an application requesting that the Secretary of the Interior acquire in trust on behalf of the Nation a 30 acre parcel of land in Monticello, New York to be used for gaming purposes.

     The agreements provide for the development, construction, financing, operation and management of the proposed casino, including certain exclusive rights granted to CDL and its affiliates. The agreements include;
(i) a Land Purchase Agreement ("LPA") and a Shared Facilities Agreement between the Cayuga Catskill Gaming Authority (the "Authority") and CDL;
(ii) a Gaming Facility Management Agreement ("Management Agreement") among the Cayuga Nation, the Authority and MCM; and (iii) a Gaming Facility Development and Construction Agreement ("Development Agreement") among the Cayuga Nation, the Authority and MRD.

     The Company currently has approximately a 25% equity interest in CDL and as described above has agreed in principle to a consolidation with CDL in a transaction which would result in the current equity holders of CDL and MRD owning approximately 80% of the equity of the Company.

     Under the LPA, CDL will convey fee simple title to approximately a thirty-acre site near the Raceway to the United States of America, in trust for the benefit of the Cayuga Nation, at a purchase price of $10,000,000 to be paid by the Authority. CDL's obligation to deliver the property is subject to certain conditions, including financing and approval of the transaction by the National Indian Gaming Commission and the Bureau of Indian Affairs and the entering into a gaming compact with the State of New York. The closing is required to occur before May 1, 2004.

     Under the Development Agreement, the Authority has appointed MRD as its agent and granted it the exclusive right as the Authority's agent to design, engineer, develop, construct, and furnish the casino until the expiration or termination of the Management Agreement. As developer, MRD will be responsible for planning, hiring and supervising the architects, designers, contractors and consultants and the purchasing of equipment, materials and supplies in connection with the development and construction of the casino, subject to certain consent rights of the Authority. MRD is to receive a fee of 5% of total project costs, which costs are subject to a ceiling of $505,000,000, and may include reimbursement to MRD of development costs incurred by MRD and its affiliates in connection with the project.

     MCM, the Authority and the Cayuga Nation are the parties to the Management Agreement, which becomes effective upon its approval by the Chairman of the National Indian Gaming Commission. It should be noted that such approval cannot become effective

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

prior to the closing date for the transfer of the site under the LPA. The Management Agreement provides for a monthly management fee to be paid to MCM equal to 35% of the net revenues of the casino as defined by the National Indian Gaming Commission. MCM has exclusive rights to such management for seven years from the commencement of operations, but has no titled interest to the casino or any right to manage Class II gaming activities at the casino. Subject to the approval of a Business Board selected by the Authority and MCM, MCM is to hire the General Manager for the casino, install systems for monitoring of all funds and approve all expenditures subject to the capital and operating budgets approved by the Business Board. The General Manager must ensure that qualified members of the Cayuga Nation are given preference in recruiting, training and employment.

     Under a special letter agreement among the CDL and the Cayuga Nation, the parties are to work exclusively with each other to develop the casino and the Cayuga Nation is to receive 300,000 shares of the Company's common stock vesting over a twelve month period. An initial lot of 100,000 shares is to be delivered upon filing of the Land to Trust application. The agreement also provides for CDL to fund development costs of the Cayuga Nation on a monthly basis and for the Cayuga Nation to participate in the ownership of a to-be-developed hotel within five miles of the Casino CDL and/or the Company and its other affiliates. This hotel will be designated as the preferred provider to the proposed casino by the Cayuga Nation. The letter agreement further provides for a reciprocal ten-year option to acquire up to a 33.33% ownership interest in other lodging, entertainment, sports and/or retail facilities, which may be developed or operated within a 15 mile radius of the casino. The special letter agreement will terminate on April 30, 2004, unless the trust land application of the Cayuga Nation and the Management Agreement described below have received the required federal approvals.

      All of the provisions of the above agreements relating to the management of the casino are subject to review and approval by the National Indian Gaming Commission and the Secretary of the Interior prior to becoming effective. Pending such approval and as a result of such review, such provisions may be amended or supplemented by the parties.

     On April 15, 2003, the Planning Board of the Village of Monticello, New York, has determined that there is no basis for revising its earlier environmental findings with respect to the planned casino at Monticello Raceway. The Board issued a Negative Declaration under New York State's Environmental Quality Review Act ("SEQRA") after reviewing an Environmental Assessment Form ("EAF") and supporting documentation that was submitted on January 30, 2003. The Negative Declaration confirms the ability of the project to go forward. Although the Board had issued an earlier Negative Declaration with respect to the project, the EAF was filed to assess the potential cumulative impacts of other recent proposals that have occurred in the area.

      As a result of the review, the Board found that the project will not have a significant adverse effect on the environment and that there was no basis for any revision to the Findings Statement issued for the Project by the Board as last amended on October 24, 2000. The site plan, subdivision plan and special permit for the project were first submitted on March 10, 1998, and were amended in 1999 and 2000 after variances for the project were approved by the Board of Zoning Appeals of the Village.

      As part of the letter agreement with CDL, the Company will change its name to Empire Resorts, Inc. The Board of Directors of the Company has also approved a request for a NASDAQ ticker symbol change from ALHY to NASDAQ symbol: NYNY and on the Boston Stock Exchange from ALH to NYN. The company began trading under the new ticker symbols on Wednesday, April 16, 2003. The name change to Empire Resorts, Inc. was approved by shareholder consent and will become effective on May 21, 2003.

Results of Operations

      Net loss was ($1,493,000) or ($0.32) cents per share for the first quarter of 2003, which compares with a net income of $2,495,000 or $0.54 per basic earning per share for the same period of 2002. After providing for dividends on preferred stock, the Net loss applicable to common shares was ($1,564,000)or ($0.32) per share in 2003 compared to net income of $2,105,000 or $0.54 per share in 2002.

      The Company had no operations during the first quarter of the years 2003 and 2002. Selling, General and Administrative expenses increased to $2,402,000 in the first quarter of 2003 from $632,000 in 2002 substantially as a results of the recognition of stock-based compensation.
Depreciation,
interest and other expenses were $150,000 in 2003 from $158,000 in the first quarter of 2002. In addition, the Company received other income of $635,000 in the first quarter of 2003 compared to $3,277,000 of other income. A gain on sale of investment and a management contract of $135,000 and $3,277,000 were recorded in 2003 and 2002, respectively. A gain of $419,000 was recognized in March for the extinguishment of debts. In addition, the Company received $500,000 of insureance proceeds in settlement of a prior year's loss.

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

     Cash used in operating activities in the first quarter of 2003 totaled $479,000, which is primarily attributable to increases in current assets and payments of liabilities. The Company had a working capital deficiency of $7,055,000 at March 31, 2003 caused by continuing payables and accrued expenses incurred during this period which the Company had no operations.

      During the first quarter of 2003, the Company used $275,000 for investing activities, consisting primarily of $300,000 in investments and advances to CDL, purchases or property and equipment of $113,000 offset by $135,000 in additional proceeds on the sale of investmetns and related management contracts.

      In addition, the Company received approximately $521,000 from the exercising of warrants and options, the sale of common stock, and proceeds of $129,000 from a related party debt.

      The Company had outstanding debt of $1,600,000 due on June 30, 2003. Through negotiation with the holder, the Company, on April 15, 2003, amended the loan with Societe Generale by making a payment of $150,000 and paying $188,000 in common stock reducing the outstanding balance to $1,350,000 now due on June 30, 2003. As part of the agreement, the Company is obligated for certain damages if the common stock accepted by Societe Generale isn't included in an effective S-3 Registration Statement ("S-3") by certain dates. On April 15, 2003, the Company filed an S-3 with the Securities and Exchange Commission ("SEC"), which included shares issued to Societe Generale. The Company has been notified that the SEC is reviewing the S-3 and is awaiting its comments. On April 30, 2003, the Company paid Societe Generale $60,000 as part of this agreement. The Company is obligated for an additional $90,000 if the S-3 fails to be effective by June 15, 2003.

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

      Certain estimates used by management are particularly susceptible to significant changes, such as the recoverability of the idle properties of Casino Ventures and the investment and advances in Catskill Development, LLC. Accordingly, because the Company suffered a casualty loss the Casino Ventures property, in 2002 the Company has written off, pending any recoverable amounts from insurance claims or from the sale of the Company's interest in Casino Ventures. Management expects to recover its investment in Catskill Development, LLC through the development of the video lottery terminal operations or a Native American casino project or the sale of the property.

	Effective Janaury 1, 2003, the Company adopted the provision of SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" on a prospective basis. Awards granted under the Company's two stock option plans and awards granted to non-employees have been included inloss from operations for the three months ended March 31, 2003. The cost related to stock-based compensation has been calculated using the Black-Scholes method.

     Although the Company is subject to continuing litigation, the ultimate outcome of which cannot presently be determined, management believes any additional liabilities that may result from pending litigation in excess of insurance coverage will not be an amount that will materially increase the liabilities of the Company as presented in the attached consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of the Company's management, including the certifying officers, the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon their evaluation of these disclosure controls and procedures, the certifying officers concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which the Quarterly Report on Form 10-QSB was being prepared.

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                        PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Park Place Entertainment Corporation

      In July 1996, we, Catskill Development, LLC, and certain of our affiliates entered into a series of agreements with the Saint Regis Mohawk Tribe of Hogansburg, New York to jointly develop an Indian gaming facility on land located at the Monticello Raceway. In April 2000, while awaiting final approval for the requisite gaming licenses and government approvals to operate such a facility, Catskill Development learned that Park Place Entertainment Corporation had entered into an exclusive agreement to develop and manage any casino development the Tribe might have in the State of New York. As a result of the actions of Park Place Entertainment Corporation, we and Catskill Development, LLC lost our legally required partner after spending millions of dollars and four years securing all the necessary land, permits and licenses to bring this deal to fruition. In light of these facts, on November 13, 2000, we, Catskill Development, LLC and certain of our affiliates filed an action against Park Place Entertainment Corporation in the United States District Court for the Southern District of New York. In our lawsuit, we and the other plaintiffs have alleged that Park Place Entertainment Corporation tortuously interfered with our contract and prospective business relationships, engaged in unfairly competitive behavior and had violated certain state imposed anti-trust protections. On August 22, 2002, the District Court granted Park Place Entertainment Corporation's motion for summary judgment on our claim for interference with business relationships and confirmed the dismissal of all of our other claims. Catskill Development, LLC has filed a notice of appeal with respect to the dismissal of its case against PPE and has retained the firm of Mayer, Brown, Rowe & Maw to represent it in the appeal. Catskill Development, LLC's briefs were filed by February 21, 2003 and a decision on the appeal should be rendered within a year. Although management believes that the Plaintiffs have meritorious arguments in the appeal, no assurance can be given that the appeal will be successful or that, even if the appeal is successful as a whole or in part, the litigation will ultimately be resolved in a manner advantageous to us.

   On March 14, 2002, attorneys for the Company filed a motion requesting the District Court to vacate the judgment, which was adverse to the Company, issued in the case on August 26th, 2002, on the ground that new evidence has been found that has a material bearing on important issues affecting the judgment. The motion indicates that audio tapes of certain conversations concerning the transaction at issue in the case were made available to the plaintiffs by Presidents, R.C., the plaintiff in another case against PPE and that the tapes provide evidence which raise material issues regarding important issues in the case and the positions taken by the defendant. The motion requests that the judgment be vacated and that the Plaintiffs be permitted to continue discovery and file amended pleadings to reflect the evidence contained in the case. Although the Company has been advised by the attorneys handling the case that the new evidence relates to substantial important issues, it does not relate to all of the issues or charges in the Plaintiff's original complaint or all of the issues covered by the pending appeal in the case by the Plaintiffs. Accordingly, no assurance can be given that the motion will be granted or that, if granted, it will provide relief sufficient to permit the Plaintiffs to proceed with a trial or provide evidence that will be available for purposes of the record in the appeal.

Minority LLC Partner Lawsuit

      On November 6, 2002, we, and several of our affiliates were named as defendants in an action brought by D.F.S., LLC and Fedele Scutti in United States District Court for the Western District Court of New York. In this matter the plaintiffs have alleged that we committed fraud, made material misrepresentations, were in breach of contact and breached our fiduciary duties in connection with the issuance and sale of a security to them and have claimed damages in the amount of approximately $1,300,000. We have retained counsel to defend us against, this lawsuit. As of this date, we have not received an evaluation from counsel and cannot express any opinion as to this suit, although current employees who have knowledge of the matters in issue vigorously dispute the accusations made by the Plaintiffs. No trial date for this matter has been set.

Insurance Lawsuit

   On March 31, 2003, the Company settled an action it brought in The Circuit Court of Washington County, Mississippi against Investors Insurance Company of America, Tanenbaum Harber Co. Inc. and Aon Risk Services, Inc. of Pennsylvania for breach of contract concerning the breakaway of the Company's Bayou Caddy's Jubilee Casino in 1998. The Company accepted a total settlement of $500,000 from all parties involved.

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                        PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS (CONTINUED)

Operating Environment

      We are a party to various other legal actions that have arisen in the normal course of business. In the opinion of our management, the resolution of these other matters will not have a material and adverse effect on the consolidated financial position, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     a)   On March 25, 2003, the Company had its annual meeting;

     b) The following Directors were elected based upon the following tabulations of votes:


                                                FOR       WITHHELD

               Robert A. Berman              4,570,914      2,406
               Thomas W. Aro                 4,570,914      2,406
               Paul A. deBary                4,571,194      2,126
               William W. Hopson             4,571,194      2,126
               Scott A. Kaniewski            4,570,914      2,406
               Thomas P. Puccio              4,571,724      1,596
               Morad Tahbaz                  4,571,724      1,596
               Jay A. Holt                   4,570,674      2,646

     (2) The second order of business was to consider and vote upon a proposal to approve the grant options to purchase up to an aggregate of 200,673 additional shares of the Company's common stock, at an exercise price of $2.12 per share to each of Robert Berman and Scott Kaniewski pursuant their employment agreements, as amended.

                                    FOR           AGAINST         ABSTAIN
                                4,283,770         276,434         13,116


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

  99.1 Certification of Chief Executive Officer
  99.2 Certification of Chief Financial Officer

b)   Reports on Form 8-K

          (1)  Our Current Report on Form 8-K dated April 21, 2003;

          (2)  Our Current Report on Form 8-K dated April 14, 2003;

          (3)  Our Current Report on Form 8-K dated April 11, 2003;

          (4)  Our Current Report on Form 8-K dated April 7, 2003;

          (5)  Our Current Report on Form 8-K dated March 24, 2003;

          (6)  Our Current Report on Form 8-K dated March 18, 2003;

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES

                        PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

          (7)  Our Current Report on Form 8-K/A dated February 21, 2003;

          (8)  Our Current Report on Form 8-K dated February 21, 2003;

          (9)  Our Current Report on Form 8-K dated February 13, 2003;

          (10) Our Current Report on Form 8-K dated February 4, 2003; and

          (11) Our Current Report on Form 8-K dated January 16, 2003;

              ALPHA HOSPITALITY CORPORATION AND SUBSIDIARIES


                                SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 15, 2003                       /s/ ROBERT A. BERMAN
                                              Robert A. Berman
                                              Chairman and
                                              Chief Executive Officer




Dated:  May 15, 2003                      /s/ SCOTT A. KANIEWSKI
                                              Scott A. Kaniewski
                                              Chief Financial Officer

                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

I,   Robert  A.  Berman,  Chief  Executive  Officer  of  Alpha  Hospitality
Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Alpha Hospitality Corporation;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       Date: May 15, 2003


       /s/ Robert A. Berman
       Robert A. Berman
       Chief Executive Officer

                 CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

I, Scott A. Kaniewski, Chief Financial Officer of Alpha Hospitality Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Alpha Hospitality Corporation;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
       d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
       f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
       c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       Date: May 15, 2003


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

The Quarterly report Form 10-QSB for the quarter ended March 31, 2003 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


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

The Quarterly report Form 10-QSB for the quarter ended March 31, 2003 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/Scott A. Kaniewski
   Scott A. Kaniewski
   Chief Financial Officer