Form 10QSB
period 2003-06-30
EMPIRE RESORTS INC
filed 2003-08-15
CIK 906780

U. S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB



Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003





Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


Commission file number 1-12522

                      EMPIRE RESORTS, INC.
     (Exact name of registrant as specified in its charter)

 Delaware                             13-3714474
(State or other jurisdiction of (I.R.S. Employer
 incorporation or organization)   Identification Number)


       Rt 17B, P.O. Box 5013, Monticello, New York, 12701
            (Address of principal executive offices)


                     (845) 794-4100 ext 478
                   (Issuer's telephone number)

                  Alpha Hospitality Corporation
                      707 Skokie Boulevard
                            Suite 600
                      Northbrook, IL 60062
      (Former name, former address and former fiscal year,
                  if changed since last report)


    Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes    X         No


              APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
August 13, 2003


   Common Stock, $0.01 par value: 5,759,811 shares

              EMPIRE RESORTS, INC. AND SUBSIDIARIES

                              INDEX



PART I                 FINANCIAL INFORMATION           PAGE NO.

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets
          as of June 30, 2003 and December 31, 2002         3

          Condensed Consolidated Statements of
          Operations for the six and three months
          Ended June 30, 2003 and 2002                      4

          Condensed Consolidated Statements of Cash
          Flows for the six months ended
          June 30, 2003 and 2002                          5-6

          Notes to Condensed Consolidated
          Financial Statements                            7-12

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations            13-16

Item 3.   Controls and Procedures                           16




PART II                OTHER INFORMATION

Item 1.   Legal Proceedings                                17

Item 2.   Changes in Securities and Use of Proceeds        17

Item 6.   Exhibits and Reports on Form 8-K                 18

          Signatures                                       19




All items that are not applicable or to which the answer is negative have been omitted from this report.

              EMPIRE RESORTS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
            (In thousands, except for per share data)




                             ASSETS
                                          June 30, 2003      December 31, 2002
                                         (Unaudited)             (Audited)
CURRENT ASSETS:
     Cash                                     $       94        $      174
     Receivable and other current assets              12                47
       Total current assets                          106               221

INVESTMENT AND ADVANCES IN CATSKILL
    DEVELOPMENT, LLC                               7,517             6,437

DEVELOPMENT COSTS CAYUGA NATION OF NEW YORK        1,056                --

ASSETS OF CASINO VENTURES                             --             5,066

DEPOSITS AND OTHER ASSETS                             --                14
TOTAL ASSETS                                  $    8,679        $   11,738



             LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
    Note payable                              $      --        $     1,600
    Accounts payable and accrued expenses           981              1,610
    Accrued payroll and related liabilities         360                444
    Other liabilities of Casino Ventures             --              4,158
       Total current liabilities                  1,341              7,812


COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                    --                791

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value,75,000 shares
        authorized, 5,677 and 4,903 issued           57                 49
     Preferred stock, 5,000 shares authorized
         $.01 par value;
       Series B, 44 issued and outstanding           --                 --
       Series E, $10.00 Redemption Value, 1,731
          issued and outstanding                  6,855              6,855
     Capital in excess of par value             114,174            106,711
     Accumulated deficit                       (113,748)          (110,445)
      Common stock held in Treasury 5 shares,
       at cost                                      --                 (35)
       Total stockholders' equity                7,338               3,135
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY     $  8,679          $   11,738



See accompanying notes to condensed consolidated financial statements.

              EMPIRE RESORTS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        Six and Three Months Ended June 30, 2003 and 2002
                           (Unaudited)
            (In thousands, except for per share data)

                                        Six Months Ended    Three Months Ended
                                           June 30,              June 30,
                                        2003      2002         2003       2002

REVENUES                               $     --  $    --     $    --     $   --

COSTS AND EXPENSES:
     Selling, general and
       administrative                     3,260    1,380         858        748
     Interest                               556      237         406         97
     Depreciation                            --       15          --         6
     Pre-opening and development costs       --       24          --          15
          Total costs and expenses        3,816    1,656       1,264        866

 Other income (loss):
     Equity in loss of affiliate           (344)      --        (344)       --
      Gain on sale of investment and
        related management contract         135    3,277          --        --
      Gain on extinguishment of debt        389       --         (30)       --
   Recovery of insurance proceeds           500       --          --        --
          Total other income (loss)         680    3,277        (374)       --

INCOME (LOSS) FROM OPERATIONS
    BEFORE MINORITY INTEREST             (3,136)   1,621      (1,638)      (866)

MINORITY INTEREST                            --       18          --         10
 NET INCOME (LOSS)                    $  (3,136) $ 1,639   $  (1,638)   $  (856)

CUMULATIVE UNDECLARED DIVIDENDS ON
  PREFERRED STOCK                          (779)   (458)        (392)       (68)

NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCK                        $  (3,915)$ 1,181    $  (2,030)   $  (924)

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING, basic                   5,121   4,364        5,303      4,840

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING, diluted                 5,121   4,933        5,303      4,840

EARNINGS (LOSS) PER COMMON SHARE,
   basic                                  (0.76)   0.27        (0.38)     (0.19)
EARNINGS (LOSS) PER COMMON SHARE,
  diluted                             $   (0.76)$  0.24    $   (0.38)   $ (0.19)



See accompanying notes to condensed consolidated financial statements.

              EMPIRE RESORTS, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)


      	                                              Six Months Ended June 30,
	                                                     2003               2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $  (3,136)        $  1,639
  Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
          Gain on sale of investment and related
              management contract                        (135)          (3,277)
          Gain on extinguishment of debt                 (389)              --
          Minority interest                                --              (18)
          Depreciation                                     --               15
          Equity and loss of affiliate                    344               --
          Stock-based compensation                      1,863               --
          Non-cash interest                               320               --
          Interest amortized on loan discount              --               42
       Changes in operating assets and liabilities:
          Receivable and other current assets              35              213
          Accounts payable and accrued expenses           116              304
          Accrued payroll and related liabilities         (84)             (26)

NET CASH USED IN OPERATING ACTIVITIES                  (1,066)          (1,108)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investments and
      related management contract                         145            3,277
  Investments and advances in Catskill
     Development, LLC                                  (1,143)              --
  Purchases of property and equipment                    (113)            (609)
  (Increase) decrease in deposits and other assets         14              (13)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (1,097)           2,655

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock                           3,294               --
  Proceeds from exercise of stock options and
     warrants                                             160               33
  Repayment of note payable                            (1,500)              --
  Repayment of related party long-term debt                --           (1,265)
  Proceeds from related party long-term debt              129              522

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     2,083             (710)

NET INCREASE (DECREASE) IN CASH                           (80)             837

CASH, beginning of period                                 174               20

CASH, end of period                                  $     94          $   857



See accompanying notes to condensed consolidated financial statements.

              EMPIRE RESORTS, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)


                                                      Six months  ended
                                                          June 30,
                                                       2003       2002
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest during the period             $    250    $   129

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

  Common stock issued in conversion of long-term
    debt and accrued interest                         $     --    $   158

  Common stock issued in settlement of
    preferred stock dividends                         $    167    $ 5,770

  Common stock issued in settlement of liabilities    $    365    $ 2,154


  Common stock issued for investment in Catskill
     Development, LLC                                 $    281    $ 6,934

  Common stock issued in conversion of preferred
    stock                                             $     --    $     9

  Retirement of treasury stock                        $     35    $    --

  Common stock issued for development costs           $  1,056    $    --

  Agreement to issue shares of the Company's common stock in settlement of liabilities to Bryanston Group Inc:

     Long-term debt                                         --      1,407
     Account payable and accrued expenses                   --         42
     Other liabilities                                      --        455
                                                      $     --    $ 1,904



See accompanying notes to condensed consolidated financial statements.

                   EMPIRE RESORTS, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except for per share data)

Basis for Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and with the requirements of Form 10-QSB and Regulation S-B as applicable to interim financial information. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in accordance  with  accounting principles generally accepted  in  the  United
States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and to disclose contingent assets and liabilities at the date of the financial statements and their potential effect on the reporting period. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholder's report included in the Form 10-KSB for the year ended December 31, 2002.

Note 1. Nature of Business

      Empire Resorts, Inc. (the "Company"), formerly Alpha Hospitality Corporation, was organized as a Delaware corporation on March 19, 1993, and since that time has served as a holding company for various subsidiaries and other ventures relating the ownership, development and operation of gaming facilities, including Catskill Development, LLC ("CDL"), which owns the Monticello Raceway (the "Raceway"), a horse racing facility in Sullivan County New York, and in which the Company has a 25% voting membership interest. The Company has concentrated most of its recent efforts on developing, as a member in CDL, additional gaming operations, such as a Native American casino or video lottery operations, at the Raceway. As part of this effort the Company has divested itself of various ancillary interests and terminated certain unprofitable operations.

     None of the Company's remaining subsidiaries or ventures currently provide any dividends or distributions. CDL has numerous senior obligations and therefore is not expected to make any significant distributions to the Company in the near future. Therefore, funds for the Company's working capital requirements must come from issuing equity securities. There is no assurance that the Company will be successful in obtaining sufficient funds by issuing equity securities.


Note 2. Going Concern

      The Company has sustained net losses over the past few years and, at June 30, 2003, had a net working capital deficit of $1,235. In November 2001, the Company discontinued all significant operations except for its efforts to develop and manage gaming operations in Monticello, New York (see Note 1). Such investment is not (other than through the anticipated transaction described in Note 4) expected to contribute to the Company's cash flow during the foreseeable future and does not include an interest in any securities for which a liquid market exists.

      As described in Note 4, the Company is engaged in a transaction that will, if consummated, allow the Company to acquire operations that will generate revenues. On July 3, 2003 the Company entered into an agreement with CDL, its partner in developing gaming activities at the Raceway and other related entities. The agreement with CDL is subject approval by a special committee of the Company's Board of Directors and an opinion that the transaction will be tax-free to all parties and other conditions. No assurance can be given that such transaction will ultimately occur or will occur at the times or on the terms and conditions contained in the agreement.

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

                   EMPIRE RESORTS, INC. AND SUBSIDIARIES

                 (In thousands, except for per share data)

Note 3. Summary of Significant Accounting Policies

      Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

      Earnings (Loss) Per Common Share. The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The effect of outstanding options and warrants was antidilutive for the three and six months ended June 30, 2003 and for the three months ended June 30, 2002, accordingly, have been excluded from the Company's computation of loss per common share.

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

     Stock Options. Effective January 1, 2003, the Company adopted the fair value provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" on a prospective basis. Awards granted under the Company's two stock option plans and awards granted to non-employees have been included in loss from operations for the six months ended June 30, 2003. The costs related to stock based compensation included in net income for the six months ended June 30, 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123.

     The  following table illustrates the effect on operation and  earnings
(loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period:


                                                   Six Months Ended
                                           June 30,  2003       June 30,2002
                                           (thousands except for per share data)
  Net income (loss) as reported:
    Applicable to common shares            $     (3,915)      $   1,181
    Deduct: Total stock-based compensation
       expense determined under fair value
       based method for all awards granted
       modified or settled during each
       period, net of related tax effects. $         --       $     (80)
  Proforma net income (loss):
    Applicable to common shares            $     (3,915)      $   1,101
        Earnings (loss), basic as reported $      (0.76)      $    0.27
    Basic, pro forma                       $      (0.76)      $    0.25
    Diluted as reported                    $      (0.76)      $    0.24
    Diluted, pro forma                     $      (0.76)      $    0.22


                   EMPIRE RESORTS, INC. AND SUBSIDIARIES

                 (In thousands, except for per share data)

Note 3. Summary of Significant Accounting Policies (CONTINUED)

     New Accounting Pronouncements. In January 2003, Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin ("ARB") No. 51" to clarify when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 provides general guidance as to the definition of a variable interest entity and requires a variable interest entity to be consolidated if a company absorbs the majority of the variable interest entity's expected losses, or its entitled to receive a majority of the variable interest entity's residual returns, or both. FIN 46 is effective immediately for all new variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the consolidation provisions of FIN 46 must be applied for the first interim or annual reporting period beginning after June 15, 2003. The disclosure provisions of FIN 46 apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently analyzing the impact of adoption of FIN 46 on the Company's financial reporting and disclosures.

     In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments, that under precious guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003. The Company is currently analyzing the impact of adoption of SFAS No. 150 on the Company's financial reporting and disclosures.

    Reclassifications. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Note 4. Investment in Catskill Development, LLC

     The Company's principal asset is its interest in CDL, which on June 3, 1996, acquired Monticello Raceway and its surrounding properties for $10,000, and set aside 29.31 acres of surrounding property for the development of a Native American Casino. In July 1996, CDL entered into a series of agreements with the St. Regis Mohawk Tribe relating to the development and management of the proposed Native American Casino, subject to federal, state and local approvals.

      Since 2000, CDL has been engaged in litigation with Park Place Entertainment ("PPE") alleging tortuous interference with contract and business relationship in regard to CDL's agreements with the St. Regis Mohawk Tribe. Summary judgment in favor of the defendant PPE was rendered in August 26th, 2002 and is currently being appealed. On March 14, 2003, attorneys for the Plaintiffs filed a motion requesting the District Court to vacate this judgment on the ground that new evidence has been found that has a material bearing on important issues affecting the judgment. No assurance can be given that the motion will be granted or that, if granted, it will provide relief sufficient to permit the Plaintiffs to proceed with a trial or provide evidence that will be available for purposes of the record in the appeal.

     On April 3, 2003, the Cayuga Nation of New York, a federally recognized Indian Nation (the "Cayuga Nation"), CDL and certain of CDL's affiliates, including a subsidiary of the Company, entered into a series of agreements which provide for the development of a trust land casino adjacent to the Raceway. In furtherance of these transactions, on April 10, 2003, the Cayuga Nation and the Company and its affiliate CDL, officially filed with the Eastern Regional Office of the Bureau of Indian Affairs, an application requesting that the Secretary of the Interior acquire in trust on behalf of the Cayuga Nation a 30 acre parcel of land in Monticello, New York to be used for gaming purposes.

      On May 15, 2003, New York State enacted legislation to enhance the incentives for racetracks in the State to participate in the State's Video Lottery program. Although legislation had authorized the program earlier, none of the racetracks authorized to participate in the program had found the terms sufficiently attractive to justify the investment required to participate in the program. Under the newly enacted legislative amendments, the initial term of the program has been extended to 10-years from the date of inception and permits year round operations with extended hours. Approximately 29% of total VLT revenue received is to be distributed to the tracks and their horsemen/ breeders associations. A percentage of VLT revenues is to be made available to provide gradually increasing purses for the horsemen and for a breeding fund, thus improving the quality of racing at the track. During the initial eighteen months of the program, the NY State Lottery has the ability to approve the opening of temporary VLT structures

                   EMPIRE RESORTS, INC. AND SUBSIDIARIES

                 (In thousands, except for per share data)

Note 4. Investment in Catskill Development, LLC (CONTINUED)

while more comprehensive construction takes place.

      Pursuant to the original legislation, the New York State Lottery made an allocation of 1,800 VLTs to Monticello Raceway. If market conditions permit, additional machines may be added without the need for additional legislation

      On July 3, 2003 the Company signed an agreement to consolidate interests and rights in CDL and certain of its affiliates into the Company. The agreement provides for the Company to acquire a 48 year ground lease on the Monticello Raceway site and contiguous properties, together with all of CDL's development and management rights with respect to the site and related gaming activities, as well as the raceway operations, in exchange for 80.25% of our outstanding common stock on a post-transaction, fully diluted basis. Prior to consummation of the transaction, the claims in the above litigation against PPE are to be distributed to the beneficial owners thereof, including the stockholders of the Company, through a trust. The Company anticipates that this transaction will close sometime in the fourth quarter of 2003, although there are a number of approvals that must be obtained and conditions that must be met, including the exercise of the Company's right to redeem 2,393 shares of the Company's common stock at $2.12 per share through the issuance of a three year, 7%, self-amortizing promissory note of the Company pursuant to an existing agreement with the owners of such shares. CDL is to transfer to the Company all of its operations at Monticello, and all development and management rights with respect to Native American gaming, video lottery terminals and real estate development activities. Under the proposed transaction, the Company is expected to acquire Monticello Raceway Development, LLC ("MRD") and all of the equity of Monticello Casino Management, LLC ("MCM") that it does not currently own and to assume the rights and obligations of CDL under any agreements with respect to the development, construction and operation of the proposed Native American casino.

     This transaction, if completed, will give the Company control of the Raceway site for 48 years and the right to develop and manage the proposed Native American casino and video lottery terminal operations. The ground lease provides for an annual base rent of $1,800 and is to contain a 36 month option for the Company to acquire title to all of the property (except, in the event it has been previously sold to the Cayuga Nation of New York, the 29.31 acre parcel described above).

     In its agreement with CDL described above, the Company has agreed that the claims of the Plaintiffs in relating to the circumstances which gave rise to the above action be transferred to the beneficial owners thereof through a trust created as of the date of consummation of such transaction.

    The Company accounts for its investment in CDL using the equity method. A loss of $1,376 was recognized by CDL for the six months ended June 2003, of which the Company's 25% interest resulted in a loss of $344, which was reflected in the Company's financial statements in the reduction of investment on the Balance Sheet and in the other income and loss on the Statement of Operations.

     Presented below is a summary of the unaudited consolidated Balance Sheet and unaudited Statement of Operations of CDL as of June 30, 2003:

                         Balance Sheet
                         Total assets        $14,721
                         Total liabilities    10,102
                         Members equity      $ 4,619

                         Statement of Operations
                         Revenues            $ 4,834
                         Costs and expenses    6,210
                         Net loss            $(1,376)

                   EMPIRE RESORTS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

Note 5.  Development Costs Cayuga Nation of New York

     Under a special letter agreement among the Company, Catskill, and the Cayuga Nation, the parties are to work exclusively with each other to develop a casino and, as an inducement to enter into the transaction, the Cayuga Nation is to receive 300 shares of the Company's common stock vesting over a twelve month period. On April 9, 2003, the Company issued 100 shares of common stock at a market value of $10.56 per share. An additional 100 shares vest on October 9, 2003 with the final 100 shares vesting on April 9, 2004. The agreement also provides for Catskill to fund development costs of the Cayuga Nation on a monthly basis and for the Cayuga Nation to participate in the ownership of a to-be-developed hotel within five miles of the Casino by Catskill and/or the Company and its other affiliates. This hotel will be designated as the preferred provider to the proposed casino by the Cayuga Nation. The letter agreement further provides for a reciprocal ten-year option to acquire up to a 33.33% ownership interest in other lodging, entertainment, sports and/or retail facilities, which may be developed or operated within a 15 mile radius of the casino. The special letter agreement will terminate on April 30, 2004, unless the trust land application of the Cayuga Nation and the casino management agreement have received the required federal approvals.

Note 6. Investment in Casino Ventures, L.L.C.

      Effective June 30, 2003, the Company and PDS Special Situations, LLC ("PDS"), a Nevada liability company, entered into an agreement for PDS to purchase the Company's membership interest in Casino Ventures, LLC and all of the Company's former debt agreements. The Company sold 75% of the issued and outstanding equity interests in Casino Ventures, LLC in exchange for $10, with the remaining interest owned by the Company, 18% being sold and transferred for an additional $40 upon the procurement from the other interest holders of their membership interests in accordance with Casino Ventures, LLC's operating agreement. The Company recognized $10 from the sale of its interest and will record the additional proceeds upon the closing of the final interests. The net effect of the sale in the consolidated financial statements was a loss of $30.

Note 7.  Note Payable

               The Company was indebted to Societe Generale for a $1,600 note due in installments plus accrued interest at 16% per annum. Installment payments in the amount of $400 each plus accrued interest was due in both February and March 2003, respectively, with the balance due in June 2003. On February 28, 2003, the Company entered into an amendment to extend the February and March 2003 payments until April 15, 2003. On April 15, 2003, a second amendment to the agreement was entered into requiring principal payments of $150 in cash and $100 plus accrued interest of $89 through the issuance of common stock. The balance of $1,350 due on June 15, 2003 plus accrued interest was paid in full on June 20, 2003 after entering into an additional five day extension agreement with the lender.

Note 8. Other Stock Transactions

      Between April 1, 2003 and June 30, 2003, the Company issued an aggregate of 548 shares of its common stock to certain accredited investors (as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended) that resulted in additional equity to the Company of $4,593 (also see Note 5). These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated there under. The Company paid no commissions in connection with the placement of these securities.

Note 9. Stock Options

      On January 9, 2003, the Company cancelled all of its options outstanding. On that day the Company awarded options to purchase 854 shares of its common stock at $2.12 per share. Included in the award were 829 options, which were exercisable immediately and 25 options to employees of affiliated companies, which vested on July 9, 2003. In accordance with the provisions of SFAS No. 148, approximately $1,810, was included in the results of operations for the six months ended June 30, 2003.

                   EMPIRE RESORTS, INC. AND SUBSIDIARIES

                 (In thousands, except for per share data)

Note 10. Income Taxes

      The Company and all of its subsidiaries file a consolidated federal income tax return. At December 31, 2002, the Company's deferred income tax asset was comprised of the tax benefit associated with the following items based on the statutory tax rates currently in effect:


                                                2002
     Net operating loss
       Carry forwards                         $26,600
     Differences between financial and tax
       bases of assets and liabilities          6,978

     Deferred income tax asset,
       gross                                   33,578
    Valuation allowance                       (33,578)
     Deferred income tax asset, net         $      --


      Our proposed consolidation with CDL, described in Note 4, will limit our ability to use our current net operating loss carry forwards, potentially increasing our future tax liability. As of December 31, 2002, the Company had net operating loss carry forwards of approximately $66,500 that expire between 2008 and 2022. The Internal Revenue Code allows the offset of these net operating loss carry forwards against income earned in future years, thus reducing the tax liability in future years. The consolidation of our operations with CDL, however, will not permit us to use the entire amount of the net operating losses due to the change in control of the Company. A limited amount of the net loss carry-forward may be applied in future years based upon the change of control and existing income tax laws.

Note 11. Commitments and Contingencies

      Litigation. On November 6, 2002, the Company and several of it subsidiaries was named as a defendant in an action by a former partner in its now discontinued Florida operations brought in the Western District Court of New York. This suit was discontinued on the merits by the plaintiff on August 8, 2003. The Company is awaiting the Court's final order.

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

      The Company is involved in various legal actions that have arisen in the normal course of business. In the opinion of the Company's management, the resolution of these other matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

                   EMPIRE RESORTS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (per thousands except per share data)

       This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks principally relating to the ability to complete and fund its Catskill development project. The actual results may differ significantly from the results discussed in the forward-looking statements.

Overview

      The Company had no revenue from operations during the fiscal year ended December 31, 2002 and for the six months ended June 30, 2003.

Plan of Operations

      Over the past 24 months the Company has taken steps to divest itself of all of its significant assets other than its voting membership interest in Catskill Development, LLC ("CDL"). The Company's principal asset at this time is an approximately 25% equity interest in CDL. Therefore, the Company's ability to develop a successful business is therefore largely dependent on the success or failure of CDL, and the Company's financial results in the future will be based on different activities than those from its prior fiscal years. The Company's activities during the first two quarters of 2003 have consisted principally of completing the disposition of unprofitable assets, reducing fixed liabilities, generating working capital through sales of equity securities and enhancing its ability to participate in the revenues and management of the operations currently controlled by CDL.

     Pursuant to a Letter of Intent entered into in the first quarter of 2003, the Company entered into a definitive agreement on July 3, 2003, to acquire additional interests in CDL and other related entities for developing gaming activities at Monticello Raceway (the "Raceway"). The agreement consolidates development and management rights with respect to the site and related gaming activities in exchange for 80.25% of our outstanding common stock on a post-transaction, fully diluted basis. The agreement provides for CDL to lease its 230-acre Raceway property to the Company for a period of 48 years for an annual base rent of $1,800. The Lease is to contain a thirty-six month option for the Company to acquire title to all the property (except, in the event it has been sold for the purpose of placing it in trust for the Cayuga Nation of New York, a 29.31 acre parcel). The Company hopes this transaction will close sometime in the fourth quarter of 2003, although there are a number of approvals that must be obtained and conditions that must be met.

     The proposed transaction is important to the Company because it currently faces a liquidity shortfall. Although the Company has reduced its negative working capital balance by $6,356 since December 31, 2002, current liabilities exceed current assets by $1,235. The Company needs to raise additional funds in order to meet its obligations and fund its current operating expenses either through distributions, liquidation or investments, sale of equity or incurrence of additional debt, which may result in restrictions under lender covenants. If the consolidation with CDL described above is consummated, the Company is expected to acquire Monticello Raceway Management, Inc. and will thus assume control of Monticello Raceway and its operating revenues. The Company believes this will strengthen our ability to obtain new financing on reasonable terms and our long-term viability and estimates that this transaction will close sometime in the fourth quarter of 2003, although there are a number of approvals that must be obtained and conditions that must be met, including the exercise of the Company's right to redeem 2,393 shares of the Company's common stock at $2.12 per share through the issuance of a three year, 7%, self-amortizing promissory note of the Company pursuant to an existing agreement with the owners of such shares. Pending, or in the absence of such transaction, the Company will be required to continue to depend on the issuance of equity securities to meet working capital requirements. There is no assurance that such equity issuances will be able to continue or that the amounts available as a result thereof will be sufficient to meet the Company's needs.

     On April 3, 2003, the Cayuga Nation, a New York State based federally recognized Indian Nation (the "Cayuga Nation"), CDL and certain of Catskill's affiliates, including a subsidiary of the Company entered into a series of agreements which provide for the development of a trust land casino adjacent to the Raceway. The agreements provide for the development, construction, financing, operation and management of the proposed casino, including certain exclusive rights granted to CDL and its affiliates. In furtherance of these transactions, on April 10, 2003, the Cayuga Nation of New York and

                   EMPIRE RESORTS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (per thousands except per share data)

the Company and its affiliate CDL, officially filed with the Eastern Regional Office of the Bureau of Indian Affairs, an application requesting that the Secretary of the Interior acquire in trust on behalf of the Nation a 30 acre parcel of land in Monticello, New York to be used for gaming purposes. All of the provisions of the above agreements relating to the management of the casino are subject to review and approval by the National Indian Gaming Commission and the Secretary of the Interior prior to becoming effective. Pending such approval and as a result of such review, such provisions may be amended or supplemented by the parties.

   On May 15, 2003, New York State enacted legislation to enhance the incentives for racetracks in the State to participate in the State's Video Lottery ("VLT") program. Although legislation had authorized the program earlier, none of the racetracks authorized to participate in the program had found the terms sufficiently attractive to justify the investment required to participate in the program. Under the newly enacted legislative amendments, the initial term of the program has been extended to 10 years from the date of inception and permits year round operations with extended hours. Approximately 29% of total VLT revenue received is to be distributed to the tracks and their horsemen/ breeders associations. A percentage of VLT revenues is to be made available to provide gradually increasing purses for the horsemen and for a breeding fund, thus improving the quality of racing at the track. During the initial eighteen months of the program, the NY State Lottery has the ability to approve the opening of temporary VLT structures while more comprehensive construction takes place.

      Pursuant to the original legislation, the New York State Lottery made an allocation of 1,800 VLTs to Monticello Raceway. If market conditions permit, additional machines may be added without the need for additional legislation. On July 17, 2003 the Supreme Court for Albany County decided that the Legislature did not violate the state constitution when it authorized the governor to sign accords with Indian tribes allowing them to build six new casinos or when it authorized the New York State Lottery to install video lottery terminals at the State's racetracks and take part in interstate lotteries. The Company is currently working with CDL to arrange for the design, construction and financing of facilities for the video lottery terminals approved for installation at the Raceway. If final arrangements with the New York State Lottery for the operation of the terminals are made promptly and construction of the necessary facilities is able to commence within the next three or four months, these operations are expected to generate additional revenues for the Raceway's operations in the second or third quarter of 2004. Such revenues are not expected to be available to the Company on a near term basis unless the planned consolidation with CDL is consummated.

               In June, 2003, the Company retired all of its current Notes Payable. The Company was indebted to Societe Generale for a $1,600 note due in installments plus accrued interest at 16% per annum. Installment payments in the amount of $400 each plus accrued interest was due in both February and March 2003, respectively, with the balance due in June 2003. On February 28, 2003, the Company entered into an amendment to extend the February and March 2003 payments until April 15, 2003. On April 15, 2003, a second amendment to the agreement was entered into requiring principal payments of $150 in cash and $100 plus accrued interest of $89 through the issuance of common stock. The balance of $1,350 due on June 15, 2003 plus accrued interest was paid in full on June 20, 2003 after entering into an additional five day extension agreement with the lender.

Results of Operations

      Net loss was $(1,638) for the second quarter of 2003, which compares with a net loss of $(856) for the same period of 2002. After providing for dividends on preferred stock, the net loss applicable to common shares was $(2,030) or $ (0.38) per share in 2003 compared to net loss of $(924) or $(0.19) per share in 2002.

      The Company had no operations through the second quarter of the years 2003 and 2002. Selling, General and Administrative expenses increased to $3,260 in the second quarter of 2003 from $1,380 in 2002 primarily as a result of reductions in accounts payable and the recognition of stock based compensation due to the January 1, 2003 adoption by the Company of SFAS No. 123.

                   EMPIRE RESORTS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (per thousands except per share data)

Liquidity and Capital Resources

      Cash used in operating activities in the second quarter of 2003 totaled $1,066, which is primarily attributable to payments of liabilities. The Company had a working capital deficiency of $1,235 at June 30, 2003 caused by continuing payables and accrued expenses incurred during this period which the Company had no operations.

      During the second quarter of 2003, the Company used $1,097 for investing activities, consisting primarily of $1,143 in investments and advances to CDL, offset by $135 in additional proceeds on the sale of investments and related management contracts.

      In addition, during the quarter, the Company received approximately $3,294 from, the private sale of common stock, $160 from the exercising of warrants and options and used $1,500 in repayment of a note payable.

      On June 20, 2003, the Company satisfied, in full, all outstanding principal and accrued interest due under the Note, dated December 15, 2002 (and as amended to date), issued by the Company to Societe Generale. Neither the Company nor Societe Generale has any further obligation under the note.

Critical Accounting Estimates and New Pronouncements

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

      Certain estimates used by management are particularly susceptible to significant changes, such as the recoverability of the idle properties of Casino Ventures and the investment and advances in Catskill Development, LLC. As described above, management expects to recover its investment in Catskill Development, LLC through the development of video lottery terminal operations or a Native American casino project or the sale of the property, however the extent and timing of such recoveries are subject to the consummation of the transaction with CDL and various other contingencies as described above.

      Effective January 1, 2003, the Company adopted the fair value provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" on a prospective basis. Awards granted under the Company's two stock option plans and awards granted to non-employees have been included in loss from operations for the six months ended June 30, 2003. The cost related to option based compensation has been calculated using the Black-Scholes method.

     Although the Company is subject to continuing litigation, the ultimate outcome of which cannot be determined, management believes any additional liabilities that may result from pending litigation in excess of insurance coverage will not be an amount that will materially increase the liabilities of the Company as presented in the attached consolidated financial statements.

     New Accounting Pronouncements. In January 2003, Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin ("ARB") No. 51" to clarify when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 provides general guidance as to the definition of a variable interest entity and requires a variable interest entity to be consolidated if a company absorbs the majority of the variable interest entity's expected losses, or its entitled to receive a majority of the variable interest entity's residual returns, or both. FIN 46 is effective immediately for all new variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the consolidation provisions of FIN 46 must be applied for the first interim or annual reporting period beginning after June 15, 2003. The disclosure provisions of FIN 46 apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently analyzing the impact of adoption of FIN 46 on the Company's financial reporting and disclosures.

                   EMPIRE RESORTS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (per thousands except per share data)

      In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments, that under precious guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003. The Company is currently analyzing the impact of adoption of SFAS No. 150 on the Company's financial reporting and disclosures.

ITEM 3. CONTROLS AND PROCEDURES

      An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. The Company periodically review the design and effectiveness of our internal controls over financial reporting worldwide, including compliance with various laws and regulations that apply to the Company's operations both inside and outside the United States. The Company makes modifications to improve the design and effectiveness of its internal control structure, and may take other corrective action, if the Company's reviews identify deficiencies or weaknesses in its controls. No changes occurred during the quarter ended June 30, 2003 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                   EMPIRE RESORTS, INC. AND SUBSIDIARIES

                        PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Park Place Entertainment Corporation

      In July 1996, Catskill Development, LLC, and certain of our other affiliates entered into a series of agreements with the Saint Regis Mohawk Tribe of Hogansburg, New York to jointly develop an Indian gaming facility on land located at the Monticello Raceway. In April 2000, while awaiting final approval for the requisite gaming licenses and government approvals to operate such a facility, Catskill Development learned that Park Place Entertainment Corporation had entered into an exclusive agreement to develop and manage any casino development the Tribe might have in the State of New York. On November 13, 2000, Catskill Development, LLC and certain of our other affiliates filed an action against Park Place Entertainment Corporation in the United States District Court for the Southern District of New York. In our lawsuit, we and the other plaintiffs have alleged that Park Place Entertainment Corporation tortuously interfered with our contract and prospective business relationships, engaged in unfairly competitive behavior and had violated certain state imposed anti-trust protections. In August 2002, the District Court granted Park Place Entertainment Corporation's motion for summary judgment on our claim for interference with business relationships and confirmed the dismissal of all of our other claims. The Plaintiffs have filed a notice of appeal with respect to the dismissal of its case against PPE and has retained the firm of Mayer, Brown, Rowe & Maw to represent it in the appeal. Briefs have been and a decision on the appeal should be rendered within a year. Although management believes that the Plaintiffs have meritorious arguments in the appeal, no assurance can be given that the appeal will be successful or that, even if the appeal is successful as a whole or in part, the litigation will ultimately be resolved in a manner advantageous to us.

      On March 14, 2002, attorneys for the plaintiffs filed a motion requesting the District Court to vacate the adverse judgment in the above action on the ground that new evidence has been found that has a material bearing on important issues affecting the judgment. Although the Company has been advised by the attorneys handling the case that the new evidence relates to substantial important issues, it does not relate to all of the issues or charges in the Plaintiff's original complaint or all of the issues covered by the pending appeal in the case by the Plaintiffs. Accordingly, no assurance can be given that the motion will be granted or that, if granted, it will provide relief sufficient to permit the Plaintiffs to proceed with a trial or provide evidence that will be available for purposes of the record in the appeal.

     In its agreement with CDL described above, the Company has agreed that the claims of the Plaintiffs in relating to the circumstances which gave rise to the above action be transferred to the beneficial owners thereof through a trust created as of the date of consummation of such transaction.

Minority LLC Partner Lawsuit

      On November 6, 2002, we, and several of our affiliates were named as defendants in an action brought by D.F.S., LLC and Fedele Scutti in United States District Court for the Western District Court of New York. This suit was discontinued on merits by the plaintiff on August 8, 2003. The Company is awaiting the Court's final order.

Operating Environment

      We are a party to various other legal actions that have arisen in the normal course of business. In the opinion of our management, the resolution of these other matters will not have a material and adverse effect on the consolidated financial position, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      Between April 1, 2003 and June 30, 2003, the Company issued an aggregate of 548 shares of its common stock to certain accredited investors (as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended) that resulted in an increase in equity to the Company of $4,593. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated there under. The Company paid no commissions in connection with the placement of these securities.

                   EMPIRE RESORTS, INC. AND SUBSIDIARIES

                        PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

  31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  32.1Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  32.2Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)   Reports on Form 8-K


          (1)  Current Report on Form 8-K dated July 30, 2003;

          (2)  Current Report on Form 8-K dated July 10, 2003;

          (3)  Current Report on Form 8-K dated June 24, 2003;

          (4)  Current Report on Form 8-K dated May 16, 2003

                   EMPIRE RESORTS, INC. AND SUBSIDIARIES


                                SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 14, 2003                    /s/ ROBERT A. BERMAN
                                          Robert A. Berman
                                          Chairman and Chief
                                           Executive Officer
                                          (Principal Executive
                                            Officer)




Dated:  August 14, 2003                   /s/ SCOTT A. KANIEWSKI
                                          Scott A. Kaniewski
                                          Chief Financial Officer
                                          (Principal Accounting and
                                            Financial Officer)

EXHIBIT 31.1


CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

I,  Robert  A.  Berman,  Chief Executive Officer of Empire
Resorts, Inc., certify that:
1.    I  have reviewed this quarterly report on Form 10-QSB of  Empire
      Resorts, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


       Date: August 14, 2003


       /s/ Robert A. Berman
       Robert A. Berman
       Chief Executive Officer

                                                               EXHIBIT 31.2


                 CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

I, Scott A. Kaniewski, Chief Financial Officer of Empire Resorts, Inc., certify that:

1.    I  have reviewed this quarterly report on Form 10-QSB of  Empire
Resorts, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


       Date: August 14, 2003


       /s/ Scott A. Kaniewski
       Scott A. Kaniewski
       Chief Financial Officer



                                                               EXHIBIT 32.1


                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Pursuant  to  Section  906 of the Sarbanes-Oxley Act  of  2002  (18  U.S.C.
1350), the undersigned, Robert A. Berman, Chairman and Chief Executive Officer of Empire Resorts, Inc., a Delaware corporation (the "Company"), does hereby certify, to his knowledge, that:

The Quarterly report Form 10-QSB for the quarter ended June 30, 2003 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/Robert A. Berman
   Robert A. Berman
   Chairman and
   Chief Executive Officer

                                                               EXHIBIT 32.2


                 CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Pursuant  to  Section  906 of the Sarbanes-Oxley Act  of  2002  (18  U.S.C.
1350), the undersigned, Scott A. Kaniewski, Chief Financial Officer of Empire Resorts, Inc., a Delaware corporation (the "Company"), does hereby certify, to his knowledge, that:

The Quarterly report Form 10-QSB for the quarter ended June 30, 2003 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/Scott A. Kaniewski
   Scott A. Kaniewski
   Chief Financial Officer