Form 10KSB/A
period 2002-12-31
EMPIRE RESORTS INC
filed 2003-09-03
CIK 906780

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                (AMENDMENT NO. 1)

(Mark One)

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
       ACT OF 1934

       For the fiscal year ended December 31, 2002

/ /    TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
       ACT OF 1934

For the transition period from___________________ to __________________.

                         Commission file number: 1-12522

                              EMPIRE RESORTS, INC.
                (Name of registrant as specified in its charter)

          Delaware                                             13- 3714474
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

   Route 17B, Monticello, New York                                12701
(Address of principal executive offices)                        (Zip Code)

                            (845) 794-4100, ext. 478
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
Common Stock, $ .01 par value          Nasdaq Small-Cap Market
                                       Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:  None

            Check whether the issuer (1) filed all reports  required to be filed by  Section  13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and
(2) has been subject to such filing  requirements  for the past 90 days. Yes /X/
No / /

            Check if there is no disclosure of delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained,  to the best of  registrant's  knowledge,  in definitive  proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

            The  issuer  did not have any  revenue  for the  fiscal  year  ended
December 31, 2002.

            At August 29,  2003,  the  estimated  aggregate  market value of the voting common equity held by non-affiliates was approximately $34,300,000.

            At August 29, 2003, 5,850,484 common shares were outstanding.

THE SECTION ENTITLED "LIQUIDITY AND CAPITAL RESOURCES" IN PART II, ITEM 6 OF THE
REGISTRANT'S  ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED  DECEMBER 31, 2002
THAT WAS FILED WITH THE SECURITIES AND EXCHANGE  COMMISSION ON FEBRUARY 19, 2003
IS HEREBY AMENDED AND RESTATED IN ITS ENTIRETY TO READ AS FOLLOWS:

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

            Over  the  next  12  months,   assuming   the   Company's   proposed
consolidation with Catskill Development is consummated, the Company will need to raise  approximately  $20 million  from  investors.  If the Company is unable to timely raise these  funds,  it will be unable to begin  building out  Monticello
Raceway's  facilities in order to install video lottery  terminals or be able to begin development of a Native American casino on the land adjacent to Monticello
Raceway.  Rather, the Company's business would be restricted to the operation of
Monticello  Raceway,  a small regional  harness horse racing facility located in
Monticello,   New  York.  Should  the  proposed   consolidation   with  Catskill
Development  be  abandoned,  the  Company  will  not have  any  meaningful  cash requirements,  as  it  has  no  independent  operations  at  this  time  and  no operations, outside of the consolidation, are planned.

                                       2

                                   SIGNATURES

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities  Exchange Act of 1934,  the Company has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly authorized, in the City of Monticello, State of New York on the 3rd day of September, 2003.

                                        EMPIRE RESORTS, INC.

                                        By: /s/ Robert A. Berman
                                            ------------------------------------
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

Signature                         Title                              Date
---------                         -----                              ----

/s/ David Matheson            Chairman of the Board of Directors     September 3, 2003
---------------------
David Matheson

/s/ Robert A. Berman          Chief Executive Officer and            September 3, 2003
---------------------         Director (Principal Executive
Robert A. Berman              Officer)

/s/ Scott A. Kaniewski        Chief Financial Officer                September 3, 2003
----------------------        (Principal Accounting
Scott A. Kaniewski            and Financial Officer)

/s/ Morad Tahbaz              President and Director                 September 3, 2003
----------------------
Morad Tahbaz

/s/ Paul deBary               Director                               September 3, 2003
----------------------
Paul deBary

/s/ John Sharpe               Director                               September 3, 2003
----------------------
John Sharpe

/s/ David P. Hanlon           Director                               September 3, 2003
----------------------
David P. Hanlon

                                       3

/s/ Arthur I. Sonnenblick     Director                               September 3, 2003
-------------------------
Arthur I. Sonnenblick

/s/ Joseph E. Bernstein       Director                               September 3, 2003
-------------------------
Joseph E. Bernstein

/s/ Ralph J. Bernstein        Director                               September 3, 2003
-------------------------
Ralph J. Bernstein

/s/ Jay A. Holt               Director                               September 3, 2003
-------------------------
Jay A. Holt

                                       4