Form 10QSB/A
period 2003-03-31
EMPIRE RESORTS INC
filed 2003-09-12
CIK 906780

U. S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                          FORM 10-QSB/A



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


 Rt 17B, P.O. Box 5013, Monticello, New York 12701
    (Address of principal executive offices)


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

   Yes    X         No


              APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
September 11, 2003


   Common Stock, $0.01 par value: 5,805,651 shares

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

              EMPIRE RESORTS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended March 31, 2003 and 2002
                           (Unaudited)
            (In thousands, except for per share data)

                                         Three Months Ended
                                             March 31,
                                          2003        2002

REVENUES                                 $     -- $       --

COSTS AND EXPENSES:
     Selling, general and administrative     2,402       632
     Interest                                  125       140
     Depreciation and amortization              25         9
     Pre-opening and development costs          --         9
          Total costs and expenses            2,552      790

 Other income:
      Gain on sale of investment and
         related management contract           135     3,277
      Gain on extinguishment of debt           419        --
  Recovery of insurance proceeds               500        --
          Total other income                 1,054     3,277

INCOME (LOSS) FROM OPERATIONS
    BEFORE MINORITY INTEREST                (1,498)    2,487

MINORITY INTEREST                                5         8

NET INCOME (LOSS)                         $  (1,493) $  2,495

CUMULATIVE UNDECLARED DIVIDEND ON
    PREFERRED STOCK                             387       390

NET INCOME (LOSS) APPLICABLE TO COMMON
   SHARES                                 $  (1,880) $  2,105

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING, basic                       4,937     3,883

EFFECT OF DILUTIVE STOCK OPTIONS                 --       786

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
    diluted                                   4,937     4,669

EARNINGS (LOSS) PER COMMON SHARE, basic       (0.38)     0.54
EARNINGS (LOSS) PER COMMON SHARE, diluted $   (0.38)$    0.45




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

     The  following table illustrates the effect on operation and  earnings
(loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

                   EMPIRE RESORTS, INC. AND SUBSIDIARIES

                 (In thousands, except for per share data)

Note 3. Summary of Significant Accounting Policies (CONTINUED)

                                             Three Months Ended
                                      March 31,  2003   March 31, 2002
                                 (thousands except for per share data)

  Net income (loss) as reported:
    Applicable to common shares       $   (1,880)    $  2,105
    Deduct: Total stock-based
       compensation expense
       determined under fair value
       based method for all awards
       granted modified or settled
       during each period, net of
       related tax effects.           $       --     $    (80)
  Proforma net income (loss):
    Applicable to common shares       $    (1,880)   $  2,025
        Earnings, basic as reported   $      (.38)   $    .54
    Basic, pro forma                  $      (.38)   $    .52
    Diluted as reported               $      (.38)   $    .45
    Diluted, pro forma                $      (.38)   $    .43


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

Note 5. Investment in Casino Ventures, L.L.C.

      On July 8, 1999, the Company contributed its inactive gaming vessel, Jubilation, to Casino Ventures. At the time of the contribution, the vessel (including gaming equipment, furniture and other items) had a net book value of $4,149. Under certain circumstances, the Company's current 93% membership interest in Casino Ventures may be subject to reduction and dilution. The consolidated financial statements of the Company includes the accounts of Casino Ventures until such time as the Company's membership interest decreases to less than 50%. A former director of the Company is a member in Casino Ventures and serves as its General Manager. That former director advanced funds to Casino Ventures in 2003 and 2002 that were used for site and vessel improvements. As of March 31, 2003, the advances payable to the former director amounted to $2,334. The advances accrue interest at 8% and matured April 2003. During the three months ended March 31, 2003 and 2002, the Company capitalized $113 and $473 costs, respectively, related to the refurbishment of the vessel and improvement to its site in Tunica, Mississippi. Additionally, in 1999, the vessel was used as collateral to obtain funding of $650 towards the aforementioned costs of Casino Ventures. The $650 mortgage is currently in default. Total interest expense on Casino Venture debt for March 31, 2003 and December 31, 2002 amounted to $ 109 and $217, respectively. Pursuant to an amendment agreement effective April 18, 2001, the total maximum borrowings allowed to be collateralized by the vessel is $1,000.

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

      On April 15, 2003, the Company entered into a second amendment with Society Generale. The amendment, which includes, among other things, a principal payment of $150 in cash and $188 in common stock. The balance of $1,350 is now due on June 15, 2003. As part of the agreement, the Company is obligated for certain damages if the common stock accepted by Societe Generale isn't included in an effective S-3 Registration Statement ("S-3") by certain dates. On April 15, 2003, the Company filed an S-3 with the Securities and Exchange Commission ("SEC"), which included shares issued to Societe Generale. The Company has been notified that the SEC is reviewing the S-3 and is awaiting its comments. On April 30, 2003, the Company paid Societe Generale $60 as part of this agreement. The Company is obligated for an additional $90 if the S-3 fails to be effective by June 15, 2003.

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

Note 10. Loss per common share-revised

The loss per common share basic and diluted has been revised to include the recalculation of the undeclared dividend accrued for shares of preferred stock.


                                   March 31, 2003      March 31, 2003
                                   Originally          Revised
                                   Reported            Disclosure

NET INCOME (LOSS)                  $    (1,493)        $    (1,493)
CUMULATIVE UNDECLARED DIVIDEND ON
  PREFERRED STOCK                           71                 387
NET INCOME (LOSS) APPLICABLE TO
   COMMON SHARES                        (1,564)        $    (1,880)
EARNINGS (LOSS) PER COMMON SHARE,
   basic and diluted               $     (0.32)        $     (0.38)


                   EMPIRE RESORTS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Quarterly Report on Form 10-QSB/A contains forward-looking statements that involve risks and uncertainties. These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks principally relating to the Company's ability to complete and fund its Catskill development project. The actual results may differ significantly from the results discussed in the forward-looking statements.

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

      The Company currently faces a liquidity shortfall. Our current liabilities exceed our current assets by $7,055,218. These include the Note Payable, accrued expenses and other payables. Casino Ventures, LLC, one of our subsidiaries, has been in default of a mortgage on its gaming vessel since January 1, 2001. Casino Ventures, LCC also owes Matthew Walker, its General Manager, $2,333,842 for unsecured advances funded for development costs, which was due in April 2003. We incurred a casualty loss on the Casino Ventures, LLC vessel due to a severe storm. This loss is reflected as an impairment loss of $3,000,000, which is based on management's best estimate of the cost to restore the vessel to its pre-loss economic value. At the time of the casualty, Casino Ventures, LLC maintained a $3,000,000 insurance policy. The amount of the insurance reimbursement, if any, cannot be estimated at this time and has not been reflected in the financial statements since the insurer has yet determined that the occurrence was an insurable event. The General Manager of Casino Ventures, LLC had arranged for additional financing to complete the development when the casualty occurred and subsequently received a 91 day extension of its site approvals from the Mississippi Gaming Commission. We are seeking to restructure Casino Ventures, LLC to generate working capital, cure the default on it gaming vessel and extend the due date of the advances due Matthew Walker, but there are no assurances that any significant working capital will be generated for us, the default of the mortgage on the gaming vessel will be cured or we will receive an extension on the advances due Matthew Walker.

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

Results of Operations

      Net loss was ($1,493,000) or ($0.32) cents per share for the first quarter of 2003, which compares with a net income of $2,495,000 or $0.54 per basic earnings per share for the same period of 2002. After providing for dividends on preferred stock, the Net loss applicable to common shares was ($1,880,000) or ($0.38) per share in 2003 compared to net income of $2,105,000 or $0.54 per share in 2002.

      The Company had no operations during the first quarter of the years 2003 and 2002. Selling, General and Administrative expenses increased to $2,402,000 in the first quarter of 2003 from $632,000 in 2002 substantially as a result of the recognition of stock based compensation. Depreciation, interest and other expenses were $150,000 in 2003 from $158,000 in the first quarter of 2002. In addition, the Company received other income of $635,000 in the first quarter of 2003 compared to $3,277,000 of other income in 2002. A gain on sale of investment and a management contract of $135,000 and $3,277,000 were recorded in 2003 and 2002, respectively. A gain of $419,000 was recognized in March for the extinguishment of debts. In addition the Company received $500,000 of insurance proceeds in settlement of a prior year's loss.

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

      During the first quarter of 2003, the Company used $275,000 for investing activities, consisting primarily of $300,000 in investments and advances to CDL, purchases of property and equipment of $133,000 offset by $135,000 in additional proceeds on the sale of investments and related management contracts.

      In addition, the Company received approximately $521,000 from the exercising of warrants and options, the sale of common stock and proceeds of $129,000 from a related party debt.

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

      Effective January 1, 2003, the Company adopted the provision of SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" on a prospective basis. Awards granted under the Company's two stock option plans and awards granted to non-employees have been included in loss from operations for the three months ended March 31, 2003. The cost related to stock based compensation has been calculated using the Black-Scholes method.

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


Dated:    September 11, 2003              /s/ ROBERT A. BERMAN
                                              Robert A. Berman
                                              Chief Executive Officer




Dated:  September 11, 2003                /s/ SCOTT A. KANIEWSKI
                                          Scott A. Kaniewski
                                          Chief Financial Officer

 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

I, Robert A. Berman, Chief Executive Officer of Empire Resorts, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB/A of Empire Resorts, Inc.;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       Date: September 11, 2003


       /s/ Robert A. Berman
       Robert A. Berman
       Chief Executive Officer

                 CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

I, Scott A. Kaniewski, Chief Financial Officer of Empire Resorts, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB/A of Empire Resorts, Inc.;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
       d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
       f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
       c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       Date: September 11, 2003


       /s/ Scott A. Kaniewski
       Scott A. Kaniewski
       Chief Financial Officer



                                                               EXHIBIT 99.1


                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Pursuant  to  Section  906 of the Sarbanes-Oxley Act  of  2002  (18  U.S.C.
1350),  the  undersigned, Robert A. Berman, Chief  Executive
Officer of Empire Resorts, Inc., a Delaware corporation (the "Company"), does hereby certify, to his knowledge, that:

The Quarterly report Form 10-QSB/A for the quarter ended March 31, 2003 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/Robert A. Berman
   Robert A. Berman
   Chief Executive Officer

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

The Quarterly report Form 10-QSB/A for the quarter ended March 31, 2003 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/Scott A. Kaniewski
   Scott A. Kaniewski
   Chief Financial Officer