Form 10QSB
period 2003-09-30
EMPIRE RESORTS INC
filed 2003-11-14
CIK 906780

U. S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB


Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2003




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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes  X.
No

    Applicable only to issuers involved in bankruptcy proceedings during the previous five years.

    Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court.

   Yes         No

              APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
November 13, 2003

   Common Stock, $0.01 par value: 5,984,651 shares

EMPIRE RESORTS, INC. AND SUBSIDIARIES

                              INDEX



PART I                 FINANCIAL INFORMATION           PAGE NO.

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of September
30, 2003 and
            December 31, 2002                               3

          Condensed Consolidated Statements of Operations for the
nine and three months
            Ended September 30, 2003 and 2002               4

          Condensed Consolidated Statements of Cash Flows
for the nine months ended September 30, 2003 and 2002      5-6

   Notes to Condensed Consolidated Financial Statements    7-13

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations                      13-15

Item 3.   Controls and Procedures                           15




PART II             OTHER INFORMATION

Item 1.   Legal Proceedings                                 16

Item 2.   Changes in Securities                             17

Item 6.   Exhibits and Reports on Form 8-K                  18

          Signatures                                        19




All items that are not applicable or to which the answer is negative have been omitted from this report.

              EMPIRE RESORTS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
            (In thousands, except for per share data)

				ASSETS

				September 30, December 31,
				  2003 		2002
                                (Unaudited)   (Audited)
CURRENT ASSETS:
     Cash                         $    126  $    174
     Receivable and other current
	assets       			    12        47
       Total current assets            138       221

INVESTMENT AND ADVANCES IN CATSKILL
    DEVELOPMENT, LLC                 7,651     6,437

DEVELOPMENT COSTS CAYUGA NATION OF
	NEW YORK 		             1,056        --

ASSETS OF CASINO VENTURES               --     5,066

DEPOSITS AND OTHER ASSETS               --        14
TOTAL ASSETS                      $  8,845  $ 11,738



             LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
    Note payable                $   --        $1,600
    Accounts payable and accrued
	expenses		         1,048         1,610
    Accrued payroll and related
      liabilities                  108           444
    Other liabilities of Casino
       Ventures                    --          4,158
       Total current liabilities 1,156         7,812


COMMITMENTS AND CONTINGENCIES       --            --

MINORITY INTEREST                   --           791

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value,
	75,000 shares authorized,
	5,856 and 4,903 issued        59            49
     Preferred stock, 5,000 shares
	authorized $.01 par value;
       Series B, 44 issued and
		outstanding             --            --
       Series E, $10.00 Redemption
	 Value, 1,731 issued
	and outstanding		   6,855         6,855
     Capital in excess of par
		value	             116,774       106,711
     Accumulated deficit      (115,999)     (110,445)
      Common stock held in
	Treasury 5 shares,
	at cost			   --            (35)
       Total stockholders'
		equity	        7,689          3,135
TOTAL LIABILITIES AND
	STOCKHOLDERS EQUITY    $  8,845      $  11,738




See accompanying notes to condensed consolidated financial statements.

              EMPIRE RESORTS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     Nine and Three Months Ended September 30, 2003 and 2002
                           (Unaudited)
            (In thousands, except for per share data)

                              Nine Months Ended  Three Months Ended
                                 September 30,      September 30,
                                  2003     2002      2003    2002

REVENUES                         $   --     $   -- $    -- $   --

COSTS AND EXPENSES:
     Selling, general and
	administrative               5,474     1,869   2,214    486
     Interest                        556       354      --     --
     Depreciation                     --        21      --      6
     Pre-opening and development
	costs                           --        24      --     --
          Total costs and expenses 6,030     2,268   2,214    609

 Other income (loss):
          Equity in loss of
		affiliate               (381)   (6,934)   (37) (6,934)
      Gain on sale of investment
	and related management
		contract	             135     3,277     --     --
      Gain on extinguishment of debt 389        --     --     --
       Miscellaneous                  --         3     --     --
   Recovery of insurance proceeds    500       --      --     --
     Total other income (loss)       643   (3,654)    (37)(6,934)

LOSS FROM OPERATIONS
    BEFORE MINORITY INTEREST      (5,387)  (5,922) (2,177)(7,543)

MINORITY INTEREST                     --       18      --    --

NET LOSS                        $ (5,387)  (5,904)$(2,251)$(7,543)

CUMULATIVE UNDECLARED
	DIVIDENDS ON PREFERRED
	STOCK    	                (1,161)   (518)   (391)    (68)

NET LOSS APPLICABLE TO COMMON
	STOCK                     $ (6,548)$(6,422)$(2,642)$(7,611)

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING, basic and
	diluted			     5,351   4,533   5,776   4,866

LOSS PER COMMON SHARE, basic
	and diluted               $  (1.23) $(1.42)$ (0.46)$ (1.56)



See accompanying notes to condensed consolidated financial statements.

              EMPIRE RESORTS, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)

                                    Nine Months Ended September 30,
                                            2003         2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss				             $(5,387)    $ (5,904)
  Adjustments to reconcile net loss to
	net cash used in operating
	activities:
          Gain on sale of investment
		and related management
		contract                         (135)      (3,277)
          Gain on extinguishment of debt     (389)          --
          Minority interest                     --         (18)
          Depreciation                          --          21
          Equity in loss of affiliate          381       6,934
          Stock-based compensation           3,012          --
          Non-cash interest                    320          --
          Interest amortized on loan discount   --          60
       Changes in operating assets and
		liabilities:
          Receivable and other current assets   34         (24)
          Other non-current assets              --         194
          Accounts payable and accrued
		expenses		                 234         167
          Accrued payroll and related
		liabilities        	          (336)	     100

NET CASH USED IN OPERATING ACTIVITIES       (2,266)     (1,747)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investments and
	related management contract              145       3,277
  Investments and advances in Catskill
	Development, LLC		              (1,314)	      --
  Purchases of property and equipment-
	Casino Ventures   		          (113)	    (639)
  Decrease in deposits and other assets         14          --

NET CASH PROVIDED BY (USED IN) INVESTING
	ACTIVITIES       		              (1,268)	   2,638

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock                4,689          --
  Proceeds from exercise of stock options
	and warrants     		                 168	      33
  Repayment of note payable                 (1,500)         --
  Repayment of related party long-term debt     --      (1,136)
  Proceeds from related party long-term debt-
	Casino Ventures			           129         678

NET CASH PROVIDED BY (USED IN) FINANCING
	ACTIVITIES			               3,486        (425)

NET INCREASE (DECREASE) IN CASH                (48)        466

CASH, beginning of period                      174	      20

CASH, end of period                        $   126   $     486



See accompanying notes to condensed consolidated financial statements.

              EMPIRE RESORTS, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)

                                               Nine Months Ended
                                                  September 30,
                                               2003	2002
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
	INFORMATION:
 Cash paid for interest during the period   $    250    $   129

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
	AND FINANCING ACTIVITIES:

  Common stock issued in conversion of
	long-term debt and accrued interest $	  --    $   188

  Common stock issued in settlement of
	preferred stock dividends	    	$    	 167    $ 5,770

  Common stock issued in settlement of
	liabilities			    		$   	 415    $ 2,154

  Common stock issued for investment in
	Catskill Development, LLC	   	$      281    $ 6,934

  Common stock issued in conversion of
	preferred stock			    	$	  --    $     9

  Retirement of treasury stock      	$       35    $    --

  Common stock issued for development
	costs       			      $    1,056    $    --

  Agreement to issue shares of the
	Company's common stock in
	settlement of liabilities to
	Bryanston Group Inc:

     Long-term debt                        $     --    $  1,407
     Account payable and accrued expenses        --          42
     Other liabilities                           --         455
                                           $     --     $ 1,904





See accompanying notes to condensed consolidated financial statements.

                   EMPIRE RESORTS, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except for per share data)

Basis for Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and with the requirements of Form 10-QSB and Regulation S-B as applicable to interim financial information. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in accordance  with  accounting principles generally accepted  in  the  United
States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and to disclose contingent assets and liabilities at the date of the financial statements and their potential effect on the reporting period. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholder's report included in the Form 10-KSB for the year ended December 31, 2002.

Note 1. Going Concern

      The Company has sustained net losses over the past few years and, at September 30, 2003, had a net working capital deficit of $1,018. In November 2001, the Company discontinued all significant operations except for its efforts to develop and manage gaming operations in Monticello, New York. Such investment is not (other than through the anticipated transaction described in Note 3) expected to contribute to the Company's cash flow during the foreseeable future and does not include an interest in any securities for which a liquid market exists. The Company, thru an affiliate, has raised additional capital and has entered into a surety agreement with The Berkshire Bank to guarantee the proceeds (see Note 9).

      As described in Note 3, the Company is engaged in a transaction that will, if consummated, allow the Company to acquire operations that will generate revenues. On July 3, 2003 the Company entered into an agreement with CDL, its partner in developing gaming activities at the Raceway and other related entities, subject to various conditions. A favorable recommendation with respect to the consummation of the agreement with CDL was received from a special committee of the Company's Board of Directors in September 2003 The special committee engaged Kane Reece Associates to act as its financial advisor in connection with the proposed consolidation. In connection with its engagement, the special committee requested that Kane Reece Associates evaluate the fairness of the consolidation's terms to Empire Resorts and its stockholders from a financial point of view. On September 8, 2003, Kane Reece Associates delivered a written opinion to Empire Resorts' special committee stating that, as of that date and based on and subject to the matters described in its opinion, the consolidation's terms were fair, from a financial point of view, to the holders of Empire Resorts' common stock. Additional requirements are still outstanding to include an opinion that the transaction will be tax-free to all parties. No assurance can be given that such transaction will ultimately occur or will occur at the times or on the terms and conditions contained in the agreement.

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

Note 2. Summary of Significant Accounting Policies

     Stock Options. Effective January 1, 2003, the Company adopted the fair value provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) on a prospective basis. Awards granted under the Company's two stock option plans and awards granted to non-employees have been included in loss from operations for the nine months ended September 30, 2003. Net loss for the nine months ended September 30, 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123.

                   EMPIRE RESORTS, INC. AND SUBSIDIARIES

                 (In thousands, except for per share data)

Note 2. Summary of Significant Accounting Policies (CONTINUED)

     The following table illustrates the effect on operation and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each period:


                                              Nine Months Ended
                                      	September 30, 	September 30,
					 2003 		    2002
                                    (thousands except for per share data)

  Net loss as reported:
    Applicable to common shares            $      (6,548) $     (6,422)
    Deduct: Total stock-based compensation
	expense determined under fair value
	based method for all awards granted
	modified or settled during each
	period, net of related tax effects.$          --  $        (80)
  Pro forma net income (loss):
      Applicable   to  common  shares      $      (6,548) $     (6,502)
          Loss per share,  basic  as
	    reported     		   		 $       (1.23) $      (1.42)
       Basic,   pro   forma                $       (1.23) $      (1.43)
       Diluted   as   reported             $       (1.23) $      (1.42)
       Diluted,   pro   forma              $       (1.23) $      (1.43)



     New Accounting Pronouncements. In January 2003, Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin ("ARB") No. 51" to clarify when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 provides general guidance as to the definition of a variable interest entity and requires a variable interest entity to be consolidated if a company absorbs the majority of the variable interest entity's expected losses, or its entitled to receive a majority of the variable interest entity's residual returns, or both. FIN 46 is effective immediately for all new variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the consolidation provisions of FIN 46 must be applied for the first interim or annual reporting period ending after December 15, 2003. The Company has not created a variable interest entity after January 31, 2003 and is currently analyzing the impact of adoption of FIN 46 on the Company's financial reporting and disclosures.

     In  May  2003, FASB issued Statement of Financial Accounting Standards
(SFAS)  No.  150,  Accounting  for  Certain  Financial  Instruments   with
characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting for certain financial instruments, that under previous guidance could be classified as equity or mezzanine equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances in the statement of financial position. The Company has determined that SFAS 150 will not effect its financial position or results of operations.

    Reclassifications. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Note 3. Investment in Catskill Development, LLC

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

                   EMPIRE RESORTS, INC. AND SUBSIDIARIES

                 (In thousands, except for per share data)

Note 3. Investment in Catskill Development, LLC (CONTINUED)

      On May 15, 2003, New York State enacted legislation to enhance the incentives for racetracks in the State to participate in the State's Video Lottery program. Although legislation had authorized the program earlier, none of the racetracks authorized to participate in the program had found the terms sufficiently attractive to justify the investment required to participate in the program. Under the newly enacted legislative amendments, the initial term of the program has been extended to 10-years from the date of inception and permits year round operations with extended hours. Approximately 29% of total VLT revenue received is to be distributed to the tracks and their horsemen/breeders associations. A percentage of VLT revenues are to be made available to provide gradually increasing purses for the horsemen and for a breeding fund, thus improving the quality of racing at the track. During the initial eighteen months of the program, the NY State Lottery has the ability to approve the opening of temporary VLT structures while more comprehensive construction takes place. Pursuant to the original legislation, the New York State Lottery made an allocation of 1,800 VLTs to Monticello Raceway. If market conditions permit, additional machines may be added without the need for additional legislation. Participation in this program will require additional approvals by the New York State Lottery and the development, financing and construction of additional facilities at Monticello Raceway. Although work on the implementation of these items is proceeding, no assurance can be given that the successful implementation will be achieved.

      On July 3, 2003, the Company signed an agreement to consolidate interests and rights in CDL and certain of its affiliates into the Company. The agreement provides for the Company to acquire a 48 year ground lease on the Monticello Raceway site and contiguous properties, together with all of CDL's development and management rights with respect to the site and related gaming activities, as well as the raceway operations, in exchange for 80.25% of our outstanding common stock on a post-transaction, fully diluted basis. The ground lease provides for an annual base rent of $1,800 and is to contain a 36 month option for the Company to acquire title to all of the property (except, in the event it has been previously sold to the Cayuga Nation of New York, the 29.31 acre parcel described above). Prior to consummation of the transaction, the claims in certain litigation by CDL described below are to be assigned to a trust for the beneficial owners thereof, including certain stockholders of the Company and the Company is to provide a $2,500 line of credit to the trust to cover expenses of the trust. The Company anticipates that this transaction will close sometime in the fourth quarter of 2003, although there are a number of approvals that must be obtained and conditions that must be met, including the exercise of the Company's right to redeem 2,393 shares of the Company's common stock at $2.12 per share through the issuance of a three year, 7%, self-amortizing promissory note of the Company pursuant to an existing agreement with the owners of such shares. CDL is to transfer to the Company all of its operations at Monticello, and all development and management rights with respect to Native American gaming, video lottery terminals and real estate development activities. Under the proposed transaction, the Company is expected to acquire Monticello Raceway
Development, LLC ("MRD") and all of the equity of Monticello Casino Management, LLC ("MCM") that it does not currently own and to assume the rights and obligations of CDL under any agreements with respect to the development, construction and operation of the proposed Native American casino.

     On July 17, 2003, the Supreme Court for Albany County decided that the Legislature did not violate the state constitution when it authorized the governor to sign accords with Indian tribes allowing them to build six new casinos or when it authorized the New York State Lottery to install video lottery terminals at the State's racetracks and take part in interstate lotteries. An appeal of such decision is pending.

     In July 1996, CDL and certain affiliates entered into a series of agreements with the St. Regis Mohawk Tribe relating to the development and management of a proposed Native American Casino, subject to federal, state and local approvals, on the Raceway site. Since 2000, CDL and related entities have been engaged in litigation with Park Place Entertainment ("PPE") alleging tortuous interference with contract and business relationship in regard to CDL's agreements with the St. Regis Mohawk Tribe. Summary judgment in favor of the defendant PPE was rendered on August 26, 2002 and was appealed. On March 14, 2003, attorneys for the plaintiffs filed a motion requesting the District Court to vacate this judgment on the ground that new evidence had been found. In October 2003, the earlier judgment was vacated in order to allow the Court to consider the effect of the new evidence following a brief period of additional discovery. Briefs on this issue are due to be filed in December, 2003. There is no assurance that the new evidence will provide a basis for a decision favorable to the plaintiffs, result in a different judgment or even permit the additional evidence to be available for purposes of the record in an appeal. As described above, the interests of the Company with respect to the claims in such litigation are expected to be transferred to a liquidating trust in connection with the consolidation transaction with CDL.

    The above transaction was not completed by September 30, 2003.

                   EMPIRE RESORTS, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

Note 3. Investment in Catskill Development, LLC (CONTINUED)

    The Company accounts for its investment in CDL using the equity method. A loss of $1,523 was recognized by CDL for the nine months ended September 30, 2003. The Company's 25% interest resulted in a loss of $381, which is reflected in the Company's financial statements at September 30, 2003 as a reduction of investment on the Balance Sheet and in the other income and loss on the Statement of Operations.

     Presented below is a summary of the unaudited consolidated Balance Sheet and unaudited Statement of Operations of CDL as of September 30, 2003:

                         Balance Sheet
                         Total assets        	 $15,355
                         Total liabilities        10,710
                         Members equity 		 $ 4,645


                         Statement of Operations
                         Revenues       	 	 $ 7,475
                         Costs and expenses  	   8,998
                         Net loss            	 $ 1,523


Note 4.  Development Costs Cayuga Nation of New York

     Under a special letter agreement among the Company, Catskill, and the Cayuga Nation, the parties are to work exclusively with each other to develop a casino and, as an inducement to enter into the transaction, the Cayuga Nation is to receive 300 shares of the Company's common stock vesting over a twelve month period. On April 9 and October 9, 2003, the Company issued an agrigate of 200 shares of common stock at a market value of $10.56 and $13.84 per share, respectively. An additional 100 shares vest on April 9, 2004. The agreement also provides for Catskill to fund development costs of the Cayuga Nation on a monthly basis and for the Cayuga Nation to participate in the ownership of a to-be-developed hotel within five miles of the Casino by Catskill and/or the Company and its other affiliates. This hotel will be designated as the preferred provider to the proposed casino by the Cayuga Nation. The letter agreement further provides for a reciprocal ten-year option to acquire up to a 33.33% ownership interest in other lodging, entertainment, sports and/or retail facilities, which may be developed or operated within a 15 mile radius of the casino. The special letter agreement will terminate on April 30, 2004, unless the trust land application of the Cayuga Nation and the casino management agreement have received the required federal approvals.

Note 5. Other Stock Transactions

     During the fiscal quarter ended September 30, 2003, the Company consummated the following unregistered private placements:
     On July 17, 2003, the Company issued 10 shares of its common stock to Shaul Golan, for an aggregate purchase price of $78.
     On July 24, 2003, the Company issued 3 shares of its common stock to Elliot Steigman for an aggregate purchase price of $23.
     On July 25, 2003, the Company issued 7 shares of its common stock to Shaul Golan, for an aggregate purchase price of $54.
     On July 30, 2003, the Company issued 1 shares of its common stock to Burton Eisenberg, for an aggregate purchase price of $8.
     On July 30, 2003, the Company issued 7 shares of its common stock to Charles M. Banacos for an aggregate purchase price of $50.
     On July 30, 2003, the Company issued 6 shares of its common stock to Hospitality Investors, LLC for an aggregate purchase price of $50.

                   EMPIRE RESORTS, INC. AND SUBSIDIARIES

                 (In thousands, except for per share data)

Note 5. Other Stock Transactions (CONTINUED)

     On July 30, 2003, the Company issued 6 shares of its common stock to Robert Caleton for an aggregate purchase price of $50.
     On July 31 2003, the Company issued 6 shares of its common stock to Robert and Karen Spitalnick for an aggregate purchase price of $50.
     On July 31 2003, the Company issued 3 shares of its common stock to Harvey Brenner for an aggregate purchase price of $25.
     On August 14, 2003, the Company issued 5 shares of its common stock to Joseph E. Harris for an aggregate purchase price of $50.
     On August 14, 2003, the Company issued 5 shares of its common stock to Charles M. Banacos for an aggregate purchase price of $33.
     On August 14, 2003, the Company issued 5 shares of its common stock to Hospitality Investors, LLC for an aggregate purchase price of $50.
     On August 14, 2003, the Company issued 9 shares of its common stock to Robert Carleton for an aggregate purchase price of $91.
     On August 15, 2003, the Company issued 5 shares of its common stock to Andrew J. Groveman, for an aggregate purchase price of $50.
     On August 20, 2003, the Company issued 5 shares of its common stock to The Edelweiss Condominium Tenancy in Common for an aggregate purchase price of $50.
     On August 22, 2003, the Company issued 5 shares of its common stock to Andrew J. Green for an aggregate purchase price of $50.
     On September 2, 2003, the Company issued 50 shares of its common stock to Ezra Dabah and Stanley Silverstein, for an aggregate purchase price of $400.

     In consummating each of the above described private placements, the Company relied upon the exemptions from registration provided by Sections 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 promulgated thereunder based upon:

     representations from each investor that he, she or it, (a) met one of the categories of accredited investor set forth in Rule 501, (b) was acquiring the securities for his, her or its own account and not with a view towards further distribution and (c) had such sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks connected with the applicable investment, and the fact that (a) no general solicitation of the securities was made by the Company,
(b)  the  securities issued were "restricted securities" as  that  term  is defined under Rule 144 promulgated under the Securities Act, (c) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities and (d) prior to the completion of each transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and was given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.

Note 6. Stock Options

      On January 9, 2003, the Company cancelled all of its options outstanding. On that day the Company awarded options to purchase 854 shares of its common stock at $2.12 per share to expire in 10 years. Included in the award were 829 options which vested immediately, and 25 options to employees of affiliated companies which vested on July 9, 2003. On August 5, 2003, an additional 90 options were granted to new board members to purchase common stock at $7.00 per share. These options were immediately vested and expire in ten years. Compensation expense totaling approximately $3,012, was included in the results of operations for the nine months ended September 30, 2003. During the three months ended September 30, 2003 $8 in proceeds was received from the exercising of options.

                   EMPIRE RESORTS, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                 (In thousands, except for per share data)
Note 7. Income Taxes

      The Company and all of its subsidiaries file a consolidated federal income tax return. At December 31, 2002, the Company's deferred income tax asset was comprised of the tax benefit associated with the following items based on the statutory tax rates currently in effect:

       					2002
     Net operating loss
              Carry forwards       $59,000
     Deferred income tax asset,
            gross                   23,600
          Valuation allowance	     (23,600)
     Deferred income tax asset,
		net          	   $      --

      Our proposed consolidation with CDL, described in Note 3, will limit our ability to use our current net operating loss carry forwards, potentially increasing our future tax liability. As of December 31, 2002, the Company had net operating loss carry forwards of approximately $59,000 that expire between 2008 and 2022. The Internal Revenue Code allows the offset of these net operating loss carry forwards against income earned in future years, thus reducing the tax liability in future years. The consolidation of our operations with CDL, however, will not permit us to use the entire amount of the net operating losses due to the change in control of the Company. A limited amount of the net loss carry-forward may be applied in future years based upon the change of control and existing income tax laws.

Note 8. Commitments and Contingencies

       On November 6, 2002, the Company and several of it subsidiaries was named as a defendant in an action by a former partner in its now discontinued Florida operations brought in the Western District Court of New York. This suit was discontinued on the merits by the plaintiff on August 8, 2003.

      On March 31, 2003, the Company settled an action it brought in The Circuit Court of Washington County, Mississippi against Investors Insurance Company of America, Tanenbaum Harber Co. Inc. and Aon Risk Services, Inc. of Pennsylvania for breach of contract concerning the breakaway of the Company's Bayou Caddy's Jubilee Casino in 1998. The Company received a total settlement of $500 from all parties in the second quarter of 2003.

      The Company is involved in various legal actions that have arisen in the normal course of business. In the opinion of the Company's management, the resolution of these other matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

      There is a possibility that the Company may have offered and sold certain shares of common stock in violation of Section 5 of the Securities Act of 1933, as amended. As a result, the purchasers of such shares may be entitled to a number of remedies, including a one year rescission right with respect to any shares of common stock which have been improperly sold to them. Specifically, the transactions in question relate to the sale of 579 shares of common stock from April 15 through September, 2003, that have an aggregate purchase price of $ 4,633. Such purchasers could be entitled to have the aggregate purchase price of such shares refunded by us, plus interest. The Company cannot assure that they have, or will be able to obtain, capital sufficient to fund any such repurchases, if required.

Note 9. Subsequent Events

      On October 29, 2003, an affiliate of the Company, Monticello Raceway Management, Inc. ("MRMI") consummated a $3,500,000 loan agreement with The Berkshire Bank. MRMI is a wholly owned subsidiary of Catskill Development, L.L.C.("Catskill"), in which the Company currently owns a minority interest. Pursuant to the terms of the planned consolidation with Catskill, MRMI is scheduled to become a wholly owned subsidiary of the Company. Prior to the consummation of the loan, Catskill and MRMI entered into a 48 year lease with regard to the Monticello Raceway property, which includes an option to purchase the property. The loan is secured by a leasehold mortgage, a pledge of raceway revenues and security interests in certain equipment. The leasehold mortgage loan bears interest at 8.75% and matures in two years, with monthly principal and interest payments based on a 48 month amortization schedule.

                   EMPIRE RESORTS, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                 (In thousands, except for per share data)

Note 9. Subsequent Events (CONTINUED)

      Proceeds from the loan are to be used primarily to pay for design and development costs and site work in connection with the planned improvements to Monticello Raceway in preparation for video lottery operations. Total costs of the improvements are expected to exceed $20,000,000. A portion of the proceeds from the loan is also expected to pay certain administrative expenses of the Company. The Company has entered into a surety agreement with The Berkshire Bank to guarantee the loan.

     Under a special letter agreement among the Company, Catskill, and the Cayuga Nation, the parties are to work exclusively with each other to develop a casino and, as an inducement to enter into the transaction, the Cayuga Nation is to receive 300 shares of the Company's common stock vesting over a twelve month period. On October 9, 2003, the Company issued 100 shares of common stock at a market value of $13.84 per share. An additional 100 shares vest on April 9, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (per thousands except per share data)

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

Overview

      The Company had no revenue from operations during the fiscal year ended December 31, 2002 and for the nine months ended September 30, 2003.

Plan of Operations

      Over the past 3 years the Company has taken steps to divest itself of all of its significant assets other than its voting membership interest in Catskill Development, LLC ("CDL"). The Company's principal asset at this time is an approximately 25% equity interest in CDL. Therefore, the Company's ability to develop a successful business is therefore largely dependent on the success or failure of CDL, and the Company's financial results in the future will be based on different activities than those from its prior fiscal years. The Company's activities during the three quarters of 2003 have consisted principally of completing the disposition of unprofitable assets, reducing fixed liabilities, generating working capital through sales of equity securities and enhancing its ability to participate in the revenues and management of the operations currently controlled by CDL.

     The Company has entered into a definitive agreement on July 3, 2003, to acquire additional interests in CDL and other related entities for developing gaming activities at Monticello Raceway (the "Raceway"). The Company hopes this transaction will close sometime in the fourth quarter of 2003, although there are a number of approvals that must be obtained and conditions that must be met. The proposed transaction is important to the Company because it currently faces a liquidity shortfall. As of September 30, 2003 the Company had reduced its negative working capital balance by $6,573 since December 31, 2002, but current liabilities still exceeded current assets by $1,018. The Company needs to raise additional funds in order to meet its obligations and fund its current operating expenses either through distributions, liquidation of investments, sale of equity or incurrence of additional debt, which may result in restrictions under lender covenants.

       If the consolidation with CDL described above is consummated, the Company is expected to acquire Monticello Raceway Management, Inc. and will thus assume control of Monticello Raceway and its operating revenues. The Company believes this will strengthen its ability to obtain new financing on reasonable terms and its long-term viability, although there are a number of approvals that must be obtained and conditions that must be met, including the exercise of the Company's right to redeem 2,393 shares of the Company's common stock at $2.12 per share through the issuance of a three year, 7%, self-amortizing promissory note of the Company pursuant to an existing agreement with the owners of such shares. If final arrangements with the New York State Lottery for the operation of the terminals are made promptly and construction of the necessary facilities is able to commence within the next three or four months, these operations are expected to generate additional revenues for the Raceway's operations in the second or third quarter of 2004. Such revenues are not expected to be

                   EMPIRE RESORTS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (per thousands except per share data)

available to the Company on a near term basis unless the planned consolidation with CDL is consummated. Pending, or in the absence of such transaction, the Company will be required to continue to depend on the issuance of equity securities to meet working capital requirements. There is no assurance that such equity issuances will be able to continue or that the amounts available as a result thereof will be sufficient to meet the Company's needs.

Results of Operations

      Net  loss  was $ 5,387 for the nine months ended September  30,  2003 which compares with a net loss of $ 5,904 for the same period of 2002. After providing for dividends on preferred stock, the net loss applicable to common shares was $ 6,548 or $ 1.23 per share in 2003 compared to net loss of $ 6,422 or $ 1.42 per share in 2002.

      The Company had no operations through the nine months ended September 30, 2003 and 2002. Selling, General and Administrative expenses increased to $ 5,474 in the third quarter of 2003 from $ 1,869 in 2002, primarily as a result of the recognition of stock based compensation of $3,012 due to the January 1, 2003 adoption by the Company of SFAS No. 123.

Liquidity and Capital Resources

      Cash used in operating activities through the third quarter of 2003 totaled $2,266, which is primarily attributable to loss form operations. The Company had a working capital deficiency of $1,018 at September 30, 2003 caused by continuing expenses incurred during this period regarding the proposed acquisition of certain operations of CDL.

      During the nine months ended September 30, 2003, the Company used $1,268 for investing activities, consisting primarily of $1,314 in investments and advances to CDL, offset by $145 in additional proceeds on the sale of investments and related management contracts.

      In addition, the Company received approximately $4,689 from the private sale of common stock, $168 from the exercising of warrants and options and used $1,500 in repayment of a note payable to Society General.

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

      On October 29, 2003, an affiliate of the Company, Monticello Raceway Management, Inc. ("MRMI") consummated a $3,500,000 loan agreement with The Berkshire Bank. MRMI is a wholly owned subsidiary of Catskill Development, L.L.C.("Catskill"), in which the Company currently owns a minority interest. Pursuant to the terms of the planned consolidation with Catskill, MRMI is scheduled to become a wholly owned subsidiary of the Company. Prior to the consummation of the loan, Catskill and MRMI entered into a 48 year lease with regard to the Monticello Raceway property, which includes an option to purchase the property. The loan is secured by a leasehold mortgage, a pledge of raceway revenues and security interests in certain equipment. The leasehold mortgage loan bears interest at 8.75% and matures in two years, with monthly principal and interest payments based on a 48 month amortization schedule. Proceeds from the loan are to be used primarily to pay for design and development costs and site work in connection with the planned improvements to Monticello Raceway in preparation for video lottery operations. Total costs of the improvements are expected to exceed $20,000,000. A portion of the proceeds from the loan is also expected to pay certain administrative expenses of the Company. The Company has entered into a surety agreement with The Berkshire Bank to guarantee the loan.

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

      Certain estimates used by management are particularly susceptible to significant changes, such as the recoverability of the investment and advances in Catskill Development, LLC. As described above, management expects to recover its investment in Catskill Development, LLC through the development of video lottery terminal operations or a Native American casino project or the sale of the property, however the extent and timing of such recoveries are subject to the consummation of the transaction with CDL and various other contingencies as described above.

      Effective January 1, 2003, the Company adopted the fair value provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" on a prospective basis. Awards granted under the Company's two stock option plans and awards granted to non-employees have been included in loss from operations for the nine months ended September 30, 2003. The cost related to option based compensation has been calculated using the Black-Scholes method.

     Although the Company is subject to continuing litigation, the ultimate outcome of which cannot be determined, management believes any additional liabilities that may result from pending litigation in excess of insurance coverage will not be an amount that will materially increase the liabilities of the Company as presented in the attached consolidated financial statements.

      New Accounting Pronouncements. In January 2003, Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin ("ARB") No. 51" to clarify when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 provides general guidance as to the definition of a variable interest entity and requires a variable interest entity to be consolidated if a company absorbs the majority of the variable interest entity's expected losses, or its entitled to receive a majority of the variable interest entity's residual returns, or both. FIN 46 is effective immediately for all new variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the consolidation provisions of FIN 46 must be applied for the first interim or annual reporting period ending after December 15, 2003. The Company has not created a variable interest entity after January 31, 2003, and is currently analyzing the impact of adoption of FIN 46 on the Company's financial reporting and disclosures.

      In  May 2003, FASB issued Statement of Financial Accounting Standards
(SFAS)  No.  150,  Accounting  for  Certain  Financial  Instruments   with
characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting for certain financial instruments, that under previous guidance could be classified as equity or mezzanine equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances in the statement of financial position. The company has determined that SFAS 150 will not effect its financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

      An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. The Company periodically reviews the design and effectiveness of our internal controls over financial reporting, including compliance with various laws and regulations that apply to the Company's operations. The Company makes modifications to improve the design and effectiveness of its internal control structure, and may take other corrective action, if the Company's reviews identify deficiencies or weaknesses in its controls. No changes occurred during the quarter ended September 30, 2003 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                   EMPIRE RESORTS, INC. AND SUBSIDIARIES

                        PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Park Place Entertainment Corporation

      In July 1996, Catskill Development, LLC, and certain of our other affiliates entered into a series of agreements with the Saint Regis Mohawk Tribe of Hogansburg, New York to jointly develop an Indian gaming facility on land located at the Monticello Raceway. In April 2000, while awaiting final approval for the requisite gaming licenses and government approvals to operate such a facility, Catskill Development learned that Park Place Entertainment Corporation had entered into an exclusive agreement to develop and manage any casino development the Tribe might have in the State of New York. On November 13, 2000, Catskill Development, LLC and certain of our other affiliates filed an action against Park Place Entertainment Corporation in the United States District Court for the Southern District of New York. In our lawsuit, we and the other plaintiffs have alleged that Park Place Entertainment Corporation tortuously interfered with our contract and prospective business relationships, engaged in unfairly competitive behavior and had violated certain state imposed anti-trust protections. In August 2002, the District Court granted Park Place Entertainment Corporation's motion for summary judgment on our claim for interference with business relationships and confirmed the dismissal of all of our other claims. The Plaintiffs have filed a notice of appeal with respect to the dismissal of its case against PPE and has retained the firm of Mayer, Brown, Rowe & Maw to represent it in the appeal. Briefs have been filed and a decision on the appeal should be rendered within a year. Although management believes that the Plaintiffs have meritorious arguments in the appeal, no assurance can be given that the appeal will be successful or that, even if the appeal is successful as a whole or in part, the litigation will ultimately be resolved in a manner advantageous to us.

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

      In October 2003, a ruling was rendered granting a short discovery period for the court to hear additional arguments that relates to the issues of the litigation. There is no guarantee that the new arguments will create a favorable judgment or a trial will be granted, or provide evidence that will be available for purposes of the record in the appeal. Briefs on these issues are currently scheduled to be filed in December, 2003.

     In its agreement with CDL described above, the Company has agreed that the claims of the Plaintiffs in relating to the circumstances which gave rise to the above action be transferred to the beneficial owners thereof through a trust created as of the date of consummation of such transaction and the Company has agreed to provide a letter of credit to cover expenses of the trust.

Minority LLC Partner Lawsuit

      On November 6, 2002, we, and several of our affiliates were named as defendants in an action brought by D.F.S., LLC and Fedele Scutti in United States District Court for the Western District Court of New York. This suit was discontinued on merits by the plaintiff on August 8, 2003 and the Company has received the Court's final order.

Operating Environment

      We are a party to various other legal actions that have arisen in the normal course of business. In the opinion of our management, the resolution of these other matters will not have a material and adverse effect on the consolidated financial position, results of operations or cash flows.

                   EMPIRE RESORTS, INC. AND SUBSIDIARIES
                        PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

      On August 5, 2003, an additional 90,000 options were granted to new board members to purchase common stock at $7.00 per share. These options were immediately vested and expire in ten years. During the three months ended September 30, 2003 $8,000 was received from the proceeds from the exercising of options.

     During the fiscal quarter ended September 30, 2003, the Company consummated the following unregistered private placements (in thousands):
     On July 17, 2003, the Company issued 10 shares of its common stock to Shaul Golan, for an aggregate purchase price of $78.
     On July 24, 2003, the Company issued 3 shares of its common stock to Elliot Steigman for an aggregate purchase price of $23.
     On July 25, 2003, the Company issued 7 shares of its common stock to Shaul Golan, for an aggregate purchase price of $54.
     On July 30, 2003, the Company issued 1 shares of its common stock to Burton Eisenberg, for an aggregate purchase price of $8.
     On July 30, 2003, the Company issued 7 shares of its common stock to Charles M. Banacos for an aggregate purchase price of $50.
     On July 30, 2003, the Company issued 6 shares of its common stock to Hospitality Investors, LLC for an aggregate purchase price of $50.
     On July 30, 2003, the Company issued 6 shares of its common stock to Robert Caleton for an aggregate purchase price of $50.
     On July 31, 2003, the Company issued 6 shares of its common stock to Robert and Karen Spitalnick for an aggregate purchase price of $50.
     On July 31, 2003, the Company issued 3 shares of its common stock to Harvey Brenner for an aggregate purchase price of $25.
     On August 14, 2003, the Company issued 5 shares of its common stock to Joseph E. Harris for an aggregate purchase price of $50.
     On August 14, 2003, the Company issued 5 shares of its common stock to Charles M. Banacos for an aggregate purchase price of $33.
     On August 14, 2003, the Company issued 5 shares of its common stock to Hospitality Investors, LLC for an aggregate purchase price of $50.
     On August 14, 2003, the Company issued 9 shares of its common stock to Robert Carleton for an aggregate purchase price of $91.
     On August 15, 2003, the Company issued 5 shares of its common stock to Andrew J. Groveman, for an aggregate purchase price of $50.
     On August 20, 2003, the Company issued 5 shares of its common stock to The Edelweiss Condominium Tenancy in Common for an aggregate purchase price of $50.
     On August 22, 2003, the Company issued 5 shares of its common stock to Andrew J. Green for an aggregate purchase price of $50.
     On September 2, 2003, the Company issued 50 shares of its common stock to Ezra Dabah and Stanley Silverstein, for an aggregate purchase price of $400.

     In consummating each of the above described private placements, the Company relied upon the exemptions from registration provided by Sections 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 promulgated thereunder based upon:

     representations from each investor that he, she or it, (a) met one of the categories of accredited investor set forth in Rule 501, (b) was acquiring the securities for his, her or its own account and not with a view towards further distribution and (c) had such sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks connected with the applicable investment, and the fact that (a) no general solicitation of the securities was made by the Company,
(b)  the  securities issued were "restricted securities" as  that  term  is defined under Rule 144 promulgated under the Securities Act, (c) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities and (d) prior to the completion of each transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and was given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.

                   EMPIRE RESORTS, INC. AND SUBSIDIARIES
                        PART II  OTHER INFORMATION


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


b)   Reports on Form 8-K and 8-K/A


          (1)  Current Report on Form 8-K dated October 8, 2003;

          (2)  Current Report on Form 8-K dated October 31, 2003; and

          (3)  Current Report on Form 8-K/A dated November 3, 2003.

                   EMPIRE RESORTS, INC. AND SUBSIDIARIES


                                SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 14, 2003                  /s/ ROBERT A. BERMAN
                                          Robert A. Berman
                                          Chief Executive Officer
                                         (Principal Executive
                                     	 Officer)




Dated:  November 14, 2003                 /s/ SCOTT A. KANIEWSKI
                                          Scott A. Kaniewski
                                          Chief Financial Officer
                   				(Principal Accounting and
							  Financial Officer)

                    302 CERTIFICATION - SMALL BUSINESS

                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Robert A. Berman, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Empire Resorts, Inc and Subsidiaries

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary tomake the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

 (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter
(the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 14, 2003

/s/ Robert A. Berman
Robert A. Berman
Chief Executive Officer

                    302 CERTIFICATION - SMALL BUSINESS

                 CERTIFICATION OF CHIEF FINANCIAL OFFICER


I Scott A. Kaniewski, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Empire Resorts, Inc and Subsidiaries;

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 14, 2003

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

The Quarterly report Form 10-QSB for the quarter ended September 30, 2003 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


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

The Quarterly report Form 10-QSB for the quarter ended September 30, 2003 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/Scott A. Kaniewski
   Scott A. Kaniewski
   Chief Financial Officer