Form 10QSB/A
period 2003-09-30
EMPIRE RESORTS INC
filed 2003-12-03
CIK 906780

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

   Yes         No

              APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
December 2, 2003

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

              EMPIRE RESORTS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
				(Unaudited)
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

      On July 3, 2003, the Company signed an agreement to consolidate interests and rights in CDL and certain of its affiliates into the Company. The agreement provides for the Company to acquire a 48 year ground lease on the Monticello Raceway site and contiguous properties, together with all of CDL's development and management rights with respect to the site and related gaming activities, as well as the raceway operations, in exchange for 80.25% of our outstanding common stock on a post-transaction, fully diluted basis. The ground lease provides for an annual base rent of $1,800 and is to contain a 36 month option for the Company to acquire title to all of the property (except, in the event it has been previously sold to the Cayuga Nation of New York, the 29.31 acre parcel described above). Prior to consummation of the transaction, the claims in certain litigation by CDL described below are to be assigned to a trust for the beneficial owners thereof, including certain stockholders of the Company and the Company is to provide a $2,500 line of credit to the trust to cover expenses of the trust. The Company anticipates that this transaction will close sometime in the fourth quarter of 2003 or the first quarter of 2004, although there are a number of approvals that must be obtained and conditions that must be met, including the exercise of the Company's right to redeem 2,393 shares of the Company's common stock at $2.12 per share through the issuance of a three year, 7%, self-amortizing promissory note of the Company pursuant to an existing agreement with the owners of such shares. CDL is to transfer to the Company all of its operations at Monticello, and all development and management rights with respect to Native American gaming, video lottery terminals and real estate development activities. Under the proposed transaction, the Company is expected to acquire Monticello Raceway
Development, LLC ("MRD") and all of the equity of Monticello Casino Management, LLC ("MCM") that it does not currently own and to assume the rights and obligations of CDL under any agreements with respect to the development, construction and operation of the proposed Native American casino.

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


Note 4.  Development Costs Cayuga Nation of New York

Under a special letter agreement among the Company, CDL, and the Cayuga Nation, the parties are to work exclusively with each other to develop a casino and the Cayuga Nation is to receive 300 shares of the Company's common stock which will vest over a twelve month period. On April 9 and October 9, 2003, the Company issued an aggregate of 200 shares of common stock at a market price of $10.56 and $13.84 per share, respectively. An additional 100 shares are to be issued on April 9, 2004. Since the 100 shares on April 4, 2004 are subject to continued performance of the agreement, management of the Company determined that no liability exists until the shares are required to be issued. The value of these shares are considered a necessary investment in the success of the project and have been capitalized . Management of the Company plans to evaluate impairment of this asset on a periodic basis. If the application of the Cayuga Nation is denied or the project is otherwise deemed to become doubtful, management will write-off or reduce the capitalized development costs associated with the project. The agreement also provides for CDL to fund certain development costs incurred by the Cayuga Nation on a monthly basis and for the Cayuga Nation to participate in the ownership of a to-be-developed hotel within five miles of the Casino by CDL and/or the Company and its other affiliates. This hotel is to be designated as the preferred provider to the proposed casino by the Cayuga Nation. The letter agreement further provides for a reciprocal ten-year option to acquire up to a 33.33% ownership interest in other lodging, entertainment, sports and/or retail facilities, which may be developed or operated within a 15 mile radius of the casino. The special letter agreement will terminate on April 30, 2004, unless the trust land application of the Cayuga Nation, and the casino management agreement have received the required federal approvals. Pursuant to its agreement to consolidate with Catskill described in Note 3, the obligation to fund these development costs will become the responsibility of the Company, not CDL, in the event that the consolidation is consummated.

Note 5. Other Stock Transactions

     During the fiscal quarter ended September 30, 2003, the Company consummated the following unregistered private placements:
On July 17, 2003, the Company issued 10 shares of its common stock to Shaul Golan at $7.75 per share, for an aggregate purchase price of $78. On July 24, 2003, the Company issued 3 shares of its common stock to Elliot Steigman at $7.75 per share, for an aggregate purchase price of $23. On July 25, 2003, the Company issued 7 shares of its common stock to Shaul Golan at $7.75 per share, for an aggregate purchase price of $54.
On July 30, 2003, the Company issued 1 shares of its common stock to Burton Eisenberg at $7.75 per share, for an aggregate purchase price of $8.
On July 30, 2003, the Company issued 7 shares of its common stock to Charles M. Banacos at 7.36 per share, for an aggregate purchase price of $50.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued) (In thousands, except for per share data)

Note 5. Other Stock Transactions (CONTINUED)

On July 30, 2003, the Company issued 6 shares of its common stock to Hospitality Investors, LLC at $7.75 per share for an aggregate purchase price of $50.
On July 30, 2003, the Company issued 6 shares of its common stock to Robert Caleton at $7.75 per share, for an aggregate purchase price of $50.
On July 31 2003, the Company issued 6 shares of its common stock to Robert and Karen Spitalnick at $7.75 per share, for an aggregate purchase price of $50.
On July 31 2003, the Company issued 3 shares of its common stock to Harvey Brenner at $7.75 per share, for an aggregate purchase price of $25. On August 14, 2003, the Company issued 5 shares of its common stock to Joseph E. Harris at $10.00 per share for an aggregate purchase price of $50.
On August 14, 2003, the Company issued 5 shares of its common stock to Charles M. Banacos at $6.51 per share for an aggregate purchase price of $33.
On August 14, 2003, the Company issued 5 shares of its common stock to Hospitality Investors, LLC at $10.00 per share for an aggregate purchase price of $50.
On August 14, 2003, the Company issued 9 shares of its common stock to Robert Carleton at $10.00 per share for an aggregate purchase price of $91.
On August 15, 2003, the Company issued 5 shares of its common stock to Andrew J. Groveman at $10.00 per share, for an aggregate purchase price of $50.
On August 20, 2003, the Company issued 5 shares of its common stock to The Edelweiss Condominium Tenancy in Common at $10.00 per share for an aggregate purchase price of $50.
On August 22, 2003, the Company issued 5 shares of its common stock to Andrew J. Green at $10.00 per share for an aggregate purchase price of $50.
On September 2, 2003, the Company issued 50 shares of its common stock to Ezra Dabah and Stanley Silverstein at $8.00 per share, for an aggregate purchase price of $400.

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

Note 6. Stock Options

      On January 9, 2003, the Company cancelled all of its options outstanding. On that day the Company awarded options to purchase 854 shares of its common stock at $2.12 per share to expire in 10 years. Included in the award were 829 options which vested immediately, and 25 options to employees of affiliated companies which vested on July 9, 2003. On August 5, 2003, an additional 90 options were granted to new board members to purchase common stock at $7.00 per share. These options were immediately vested and expire in ten years. Compensation expense approximating $3,000 was calculated, at the fair market value at the date the options were granted, and is included in operations for the nine month period ending September 30, 2003. All 944 options issued in 2003 have been charged to operations during that period. During the three months ended September 30, 2003 $8 in proceeds was received from the exercising of options.

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

There is a possibility that the Company may have offered and sold certain shares of common stock in violation of Section 5 of the Securities Act of 1933, as amended. As a result, the purchasers of such shares may be entitled to a number of remedies, including a one year rescission right with respect to any shares of common stock which have been improperly sold to them. Specifically, the transactions in question relate to the sale of 579 shares of common stock from April 15 through September, 2003, that have an aggregate purchase price of $ 4,633. Such purchasers could be entitled to have the aggregate purchase price of $4,633 of such shares refunded by us, plus interest. The Company cannot assure that they have, or will be able to obtain, capital sufficient to fund any such repurchases, if required. If it becomes likely that a rescission offer will have to be made, the Company will have to adjust its financial statements to reclassify up to $4,633 from stockholders' equity to a liability.



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

     The Company has entered into a definitive agreement on July 3, 2003, to acquire additional interests in CDL and other related entities for developing gaming activities at Monticello Raceway (the "Raceway"). The Company hopes this transaction will close sometime in the fourth quarter of 2003 or the first quarter of 2004, although there are a number of approvals that must be obtained and conditions that must be met. The proposed transaction is important to the Company because it currently faces a liquidity shortfall. As of September 30, 2003 the Company had reduced its negative working capital balance by $6,573 since December 31, 2002, but current liabilities still exceeded current assets by $1,018. The Company needs to raise additional funds in order to meet its obligations and fund its current operating expenses either through distributions, liquidation of investments, sale of equity or incurrence of additional debt, which may result in restrictions under lender covenants.

       If the consolidation with CDL described above is consummated, the Company is expected to acquire Monticello Raceway Management, Inc. and will thus assume control of Monticello Raceway and its operating revenues. The Company believes this will strengthen its ability to obtain new financing on reasonable terms and its long-term viability, although there are a number of approvals that must be obtained and conditions that must be met, including the exercise of the Company's right to redeem 2,393 shares of the Company's common stock at $2.12 per share through the issuance of a three year, 7%, self-amortizing promissory note of the Company pursuant to an existing agreement with the owners of such shares.
Under a special letter agreement among the Company, CDL, and the Cayuga Nation, the parties are to work exclusively with each other to develop a casino and the Cayuga Nation is to receive 300 shares of the Company's common stock which will vest over a twelve month period. On April 9 and October 9, 2003, the Company issued an aggregate of 200 shares of common stock at a market price of $10.56 and $13.84 per share, respectively. An additional 100 shares are to be issued on April 9, 2004. Since the 100 shares on April 4, 2004 are subject to continued performance of the agreement, management of the Company determined that no liability exists until the shares are required to be issued. The value of these shares are considered a necessary investment in the success of the project and have been capitalized . Management of the Company plans to evaluate impairment of this asset on a periodic basis. If the application of the Cayuga Nation is denied or the project is otherwise deemed to become doubtful, management will write-off or reduce the capitalized development costs associated with the project. The agreement also provides for CDL to fund certain development costs incurred by the Cayuga Nation on a monthly basis and for the Cayuga Nation to participate in the ownership of a to-be-developed hotel within five miles of the Casino by CDL and/or the Company and its other affiliates. This hotel is to be designated as the preferred provider to the proposed casino by the Cayuga Nation. The letter agreement further provides for a reciprocal ten-year option to acquire up to a 33.33% ownership interest in other lodging, entertainment, sports and/or retail facilities, which may be developed or operated within a 15 mile radius of the casino. The special letter agreement will terminate on April 30, 2004, unless the trust land application of the Cayuga Nation, and the casino management agreement have received the required federal approvals. Pursuant to its agreement to consolidate with Catskill described in Note 3, the obligation to fund these development costs will become the responsibility of the Company, not CDL, in the event that the consolidation is consummated.


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

      On October 29, 2003, an affiliate of the Company, Monticello Raceway Management, Inc. ("MRMI") consummated a $3,500 loan agreement with The Berkshire Bank. MRMI is a wholly owned subsidiary of Catskill Development, L.L.C.("Catskill"), in which the Company currently owns a minority interest. Pursuant to the terms of the planned consolidation with Catskill, MRMI is scheduled to become a wholly owned subsidiary of the Company. Prior to the consummation of the loan, Catskill and MRMI entered into a 48 year lease with regard to the Monticello Raceway property, which includes an option to purchase the property. The loan is secured by a leasehold mortgage, a pledge of raceway revenues and security interests in certain equipment. The leasehold mortgage loan bears interest at 8.75% and matures in two years, with monthly principal and interest payments based on a 48 month amortization schedule. Proceeds from the loan are to be used primarily to pay for design and development costs and site work in connection with the planned improvements to Monticello Raceway in preparation for video lottery operations. Total costs of the improvements are expected to exceed $20,000. A portion of the proceeds from the loan is also expected to pay certain administrative expenses of the Company. The Company has entered into a surety agreement with The Berkshire Bank to guarantee the loan.


There is a possibility that the Company may have offered and sold certain shares of common stock in violation of Section 5 of the Securities Act of 1933, as amended. As a result, the purchasers of such shares may be entitled to a number of remedies, including a one year rescission right with respect to any shares of common stock which have been improperly sold to them. Specifically, the transactions in question relate to the sale of 579 shares of common stock from April 15 through September, 2003, that have an aggregate purchase price of $ 4,633. Such purchasers could be entitled to have the aggregate purchase price of $4,633 of such shares refunded by us, plus interest. The Company cannot assure that they have, or will be able to obtain, capital sufficient to fund any such repurchases, if required. If it becomes likely that a rescission offer will have to be made, the Company will have to adjust its financial statements to reclassify up to $4,633 from stockholders' equity to a liability.

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

     During the fiscal quarter ended September 30, 2003, the Company consummated the following unregistered private placements (in thousands):
On July 17, 2003, the Company issued 10 shares of its common stock to Shaul Golan at $7.75 per share, for an aggregate purchase price of $78. On July 24, 2003, the Company issued 3 shares of its common stock to Elliot Steigman at $7.75 per share, for an aggregate purchase price of $23. On July 25, 2003, the Company issued 7 shares of its common stock to Shaul Golan at $7.75 per share, for an aggregate purchase price of $54.
On July 30, 2003, the Company issued 1 shares of its common stock to Burton Eisenberg at $7.75 per share, for an aggregate purchase price of $8.
On July 30, 2003, the Company issued 7 shares of its common stock to Charles M. Banacos at 7.36 per share, for an aggregate purchase price of $50.
On July 30, 2003, the Company issued 6 shares of its common stock to Hospitality Investors, LLC at $7.75 per share for an aggregate purchase price of $50.
On July 30, 2003, the Company issued 6 shares of its common stock to Robert Caleton at $7.75 per share, for an aggregate purchase price of $50.
On July 31 2003, the Company issued 6 shares of its common stock to Robert and Karen Spitalnick at $7.75 per share, for an aggregate purchase price of $50.
On July 31 2003, the Company issued 3 shares of its common stock to Harvey Brenner at $7.75 per share, for an aggregate purchase price of $25. On August 14, 2003, the Company issued 5 shares of its common stock to Joseph E. Harris at $10.00 per share for an aggregate purchase price of $50.
On August 14, 2003, the Company issued 5 shares of its common stock to Charles M. Banacos at $6.51 per share for an aggregate purchase price of $33.
On August 14, 2003, the Company issued 5 shares of its common stock to Hospitality Investors, LLC at $10.00 per share for an aggregate purchase price of $50.
On August 14, 2003, the Company issued 9 shares of its common stock to Robert Carleton at $10.00 per share for an aggregate purchase price of $91.
On August 15, 2003, the Company issued 5 shares of its common stock to Andrew J. Groveman at $10.00 per share, for an aggregate purchase price of $50.
On August 20, 2003, the Company issued 5 shares of its common stock to The Edelweiss Condominium Tenancy in Common at $10.00 per share for an aggregate purchase price of $50.
On August 22, 2003, the Company issued 5 shares of its common stock to Andrew J. Green at $10.00 per share for an aggregate purchase price of $50.
On September 2, 2003, the Company issued 50 shares of its common stock to Ezra Dabah and Stanley Silverstein at $8.00 per share, for an aggregate purchase price of $400.


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


Dated: December 3, 2003                  /s/ ROBERT A. BERMAN
                                          Robert A. Berman
                                          Chief Executive Officer
                                         (Principal Executive
                                     	 Officer)




Dated:  December 3, 2003                 /s/ SCOTT A. KANIEWSKI
                                          Scott A. Kaniewski
                                          Chief Financial Officer
                   				(Principal Accounting and
							  Financial Officer)

                    302 CERTIFICATION - SMALL BUSINESS

                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Robert A. Berman, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Empire Resorts, Inc and Subsidiaries

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

Date: December 3, 2003

/s/ Robert A. Berman
Robert A. Berman
Chief Executive Officer

                    302 CERTIFICATION - SMALL BUSINESS

                 CERTIFICATION OF CHIEF FINANCIAL OFFICER


I Scott A. Kaniewski, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Empire Resorts, Inc and Subsidiaries;

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

Date: December 3, 2003

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

The Quarterly report Form 10-QSB/A for the quarter ended September 30, 2003 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


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

The Quarterly report Form 10-QSB/A for the quarter ended September 30, 2003 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/Scott A. Kaniewski
   Scott A. Kaniewski
   Chief Financial Officer