Form 10KSB
period 2003-12-31
EMPIRE RESORTS INC
filed 2004-03-30
CIK 906780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the fiscal year ended December 31, 2003

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the transition period from ___________________ to __________________.

Commission file number: 1-12522

                               EMPIRE RESORTS, INC
           (Name of small business issuer as specified in its charter)

                 DELAWARE                                        13-4141279
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

  ROUTE 17B PO BOX 5013 MONTICELLO, NY                              12701
(Address of principal executive offices)                         (Zip Code)

                    Issuer's telephone number (845) 794-4100

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
                                                                  Yes |X| No |_|

      Check if there is no disclosure  of delinquent  filers in response to Item
405 of Regulation S-B is not contained in this form,  and no disclosure  will be contained,  to the  best of  registrant's  knowledge,  in  definitive  proxy  or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. |_|

State issuer's revenue for its most recent year. None.

      As of March 22, 2004, the estimated  aggregate  market value of the voting common equity held by non-affiliates was approximately $33,000,000.

      As of March 22, 2004, 25,898,468 common shares were outstanding.

DOCUMENTS  INCORPORATED BY REFERENCE The information required by Items 9 through
12 and 14 of this Annual Report on Form 10-KSB is incorporated by reference from the  issuer's  definitive  proxy  materials  for  its  next  Annual  Meeting  of
Stockholders,  which proxy  materials  are to be filed with the  Securities  and
Exchange Commission not later than April 29, 2004.

Transitional small business disclosure format (check one): Yes |_| No |X|

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

      Empire  Resorts,  Inc  ("Empire"  or the  "Company")  was  organized  as a
Delaware  corporation  on March 19,  1993,  and since  that time has served as a holding company for various subsidiaries  engaged in the ownership,  development and operation of gaming  facilities.  We were incorporated  under the name Alpha
Hospitality Corporation and changed our name to Empire in May, 2003.

      During the past three years, we have  concentrated  most of our efforts on developing gaming operations in Monticello,  New York. As part of this effort we have disposed of various ancillary interests and terminated certain unprofitable operations.  In  March  2002  we sold  our  interests  in a  casino  project  in
Greenville,  Mississippi,  and in June  2003 we sold  our  ownership  in  Casino
Ventures, LLC.

      The  Company  had no  operating  revenue  during  the fiscal  years  ended
December 31, 2003 and 2002.  On January 30, 2004,  the Company  closed a private sale of 4,050,000 shares of common stock, to multiple  investors,  at a price of
$7.50 per share. This sale, net of closing expenses,  increased by approximately
$30 million our funds for development and operations.

      During  the  past  three  years we also  increased  and  restructured  our economic  interest  in  Catskill  Development,  LLC  ("CDL").  CDL is a New York
limited liability company that was formed in 1995 and owned Monticello  Raceway, a harness horse racing  facility  located on 229 acres in Monticello,  New York, approximately 90 miles northwest of New York City in the Catskill Mountains.  In
March 2002 we entered into an agreement with Watertone Holdings, LP, a member of
CDL that is controlled by Robert Berman, our chief executive officer,  and Scott
Kaniewski,   our  chief  financial  officer,   whereby  Watertone  Holdings,  LP
transferred  47.5% of its  economic  interest  in  CDL's  racetrack  and  casino businesses to us in exchange for 575,874  shares of our common  stock.  Then, in
December 2002, we once again increased our ownership  interest in CDL by issuing
1,394,200  shares of Series E Preferred  Stock to  Bryanston  Group,  Inc.  (the
"Bryanston Group"), the Company's former controlling  shareholder  controlled by certain prior members of our senior management, in exchange for all of Bryanston
Group interest in CDL. Finally, in July 2003, we agreed to acquire 100% of CDL's
operating  and  development   entities.   These  entities,   Monticello  Raceway
Management,   Inc.   ("Monticello   Raceway   Management"),   Monticello  Casino
Management, LLC ("Monticello Casino Management"), Monticello Raceway Development
Company,  LLC ("Monticello  Raceway  Development")  and Mohawk  Management,  LLC
("Mohawk  Management"),  were acquired for 80.25% of the Company's common stock, or 18,219,075 shares, calculated on a post-merger, fully diluted basis.

      The acquisition was completed on January 12, 2004. Future reporting of the new  operations  will be accounted for as a reverse  merger and as if the merger occurred on January 1, 2004, because there were no significant operations during that period. Monticello Raceway Management was a wholly owned subsidiary of CDL.
Each of Monticello  Casino Management and Mohawk Management was 60% owned by CDL and 40% owned indirectly by the Company and Monticello Raceway Development.  The
Company  previously  did not own  any  direct  interest  in  Monticello  Raceway
Development.

      MONTICELLO RACEWAY MANAGEMENT. Monticello Raceway Management is a New York
corporation that operates  Monticello  Raceway,  a harness horse racing facility located in Monticello,  New York,  and holds a leasehold  interest in 200 of the
229 acres of land.  Monticello Raceway Management reported its financial results with CDL on a consolidated basis through December 31, 2003.

      MONTICELLO CASINO  MANAGEMENT.  Monticello Casino Management is a New York
limited  liability  company that has the exclusive right to manage, on behalf of the Cayuga  Nation of New York,  any Class III  Gaming  operations  and  related activities  that  may  occur on 29 of the 229  acres  of land at the  Monticello
Raceway in Monticello, New York. Currently,  Monticello Casino Management has no
operations,  employees or assets other than its gaming management rights.  Since inception,  Monticello  Casino  Management  has had no reportable  revenue,  net income or losses.

      MONTICELLO RACEWAY  DEVELOPMENT.  Monticello Raceway  Development is a New
York limited  liability  company with the exclusive  right to design,  engineer, develop,  construct,  and  furnish a Class  III  Gaming  facility  that is being developed  on 29 of  the  229  acres  of  land  at  the  Monticello  Raceway  in
Monticello,  New York.  Monticello  Raceway  Development  also has the exclusive right to  develop  the  remaining  200 acres of land to provide  for  activities supportive  of gaming,  such as lodging,  food  service  and retail.  Currently,
Monticello Raceway Development has no operations, employees or assets other than its development  rights.  Monticello  Raceway  Development has had no reportable revenue, net income or losses.

      MOHAWK  MANAGEMENT.  Mohawk  Management  is a New York  limited  liability company  originally formed to operate,  in conjunction with the St. Regis Mohawk
Tribe,  a  Class  III  Gaming  facility  on 29 of the 229  acres  of land at the
Monticello Raceway in Monticello, New York. The agreements with respect to these facilities  have  expired.  Currently,  Mohawk  Management  has  no  operations, employees or assets.  Since inception,  Mohawk  Management has had no reportable revenue, net income or losses.

RACETRACK OPERATIONS

      Monticello  Raceway began  operation in 1958. It is currently  operated by
Monticello Raceway  Management and offers  pari-mutuel  wagering on live harness racing  throughout  the year,  along with year round  simulcasting  from various harness and  thoroughbred  racetracks  across the  country.  Monticello  Raceway derives its revenue  principally from (i) wagering at Monticello Raceway on live races run at Monticello;  (ii) fees from wagering at  out-of-state  locations on races  run at  Monticello  Raceway  using  export  simulcasting;  (iii)  revenue allocations,  as  prescribed  by law,  from  betting  activity at New York City,
Nassau and Catskill Off Track Betting  facilities  (certain of such revenues are shared with Yonkers Raceway based on a pro rata market share calculation updated
monthly);   (iv)  wagering  at  Monticello   Raceway  on  races  broadcast  from
out-of-state  racetracks  using import  simulcasting;  and (v)  admission  fees, program and racing form sales,  the sale of food and beverages and certain other ancillary activities.

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

      With the  exception  of a few  holidays,  Monticello  Raceway  offers  its patrons  simulcast  racing from several race tracks year round,  including  such tracks as  Churchill  Downs,  Hollywood  Park,  Santa  Anita,  Gulfstream  Park,
Aqueduct,  Belmont Park and Saratoga Racecourse.  In addition, races of national interest,  such as the  Kentucky  Derby,  Preakness  Stakes  and  Breeders'  Cup
supplement the regular simulcast program.

      PAR-MUTUEL WAGERING AND TRACK EARNINGS. All of Monticello Raceway's gaming revenue is derived from pari-mutuel  wagering and the aforementioned  legislated revenue allocations from certain of New York State operated OTBs. In pari-mutuel wagering, patrons bet against each other rather than against the operator of the facility or with  pre-set  odds.  The dollars  wagered form a pool of funds from which  winnings  are  paid  based  on odds  determined  solely  by the  wagering activity.  The  racetrack  acts as a  stakeholder  for the wagering  patrons and deducts from the amounts  wagered a "take-out" or gross  commission,  from which the  racetrack  pays  state and  county  taxes  and  racing  purses.  Monticello
Raceway's  pari-mutuel  commission  rates are fixed as a percentage of the total handle or amounts  wagered.  With respect to  Monticello  Raceway's  live racing
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

      The racing  industry in New York,  inclusive of  Monticello  Raceway,  has experienced  a decline in business over many years.  Attendance  and the amounts being wagered on live races are down from past years.  Several developments have contributed to this overall  decline in attendance in the racing  industry.  One has been the rapid growth of what is known as account wagering. Account wagering allows an individual to place a wager on a horserace  while at home by telephone or over  the  Internet  using an  account  established  with an OTB or  Internet entity.  Commissions  received  by  the  racetrack  from  account  wagering  are significantly  less than if the  person  places a wager at the  racetrack,  thus causing a decline in the racetrack's revenue. Another factor adversely affecting the New York racing industry has been an overall increase of gaming  competition in the surrounding  region.  The existing  gaming  industry in the  northeastern
United States is highly  competitive,  as full service casinos are now available in Connecticut,  New Jersey and Western New York,  where patrons are offered the opportunity to wager on table games and slot machines and, in certain locations, horseracing.  Moreover,  there are numerous  publicly  owned  off-track  betting facilities throughout the State of New York, which further impacts negatively on
on-track  attendance  (SEE  ITEM  1.  BUSINESS  -  COMPETITION).   In  addition,
attendance at Monticello Raceway has been adversely affected by overall economic conditions in the Catskills region.

VIDEO GAMING MACHINES

      A video gaming machine (VGM) is an electronic  gaming device.  It allows a patron to play  electronic  versions of various  lottery  games of chance and is similar in appearance to a traditional slot machine. During the past decade, the operation of these gaming  devices at racetracks in several  states  outside New
York has been authorized, with a portion of the revenues dedicated to increasing purses.  The results have been uniformly  successful at significantly  enhancing
state  lottery   revenues  and  improving  the  economics  of  the   racetrack's
operations.

      On October  31,  2001,  the State of New York  enacted a bill  designating seven racetracks across the state,  including  Monticello  Raceway,  as approved locations  for the New York State  Lottery to install and operate  video  gaming machines,  The program  provided for the racetrack  operators to serve as agents for  the  Lottery.  However,  as  originally  designed  none  of the  racetracks authorized to participate in the program found the terms  conducive to the level of investment  required to participate in the program. On May 15, 2003, New York
State enacted  legislation  to enhance the incentives for racetracks in New York
State to participate in the program.  These included  extending the initial term of the  program to 10-years  from the date that the first  facility is placed in service  and  permitting  year round  operations.  Approximately  29% of the net revenue of the program is to be  distributed  to the tracks and their  horsemen/
breeders  associations,  including funds to provide gradually  increasing purses for the horsemen and for a breeding  fund,  thus improving the quality of racing at the tracks.

      During the  initial  eighteen  months of the  program,  the New York State
Lottery has the ability to approve the opening of  temporary  facilities,  until more comprehensive  construction can take place. Under the program, the New York
State  Lottery has made an in initial  allocation  of 1,800 VGM's to  Monticello
Raceway.  If market conditions permit,  additional machines may be added without the need for additional legislation.  Participation in this program will require additional  approvals  by the New York  State  Lottery,  including  satisfactory completion of construction of the facilities at Monticello Raceway, and staffing and training.  Construction  contracts for these facilities were signed and work on the necessary improvements began in February 2004. While the construction and staffing  activities  have  proceeded on schedule to date,  due to the nature of such activities,  no assurance can be given that successful  implementation will be achieved by the current anticipated commencement target of early July, 2004.

CASINO DEVELOPMENT

      In 1988, Congress passed the Indian Gaming Regulatory Act, which permits a
Native  American  tribe  to  petition  the  Governor  of its  host  state  for a tribal-state compact permitting casino gaming on such tribe's reservation and/or on lands to be acquired and held in trust by the Unites  States  Government  for the benefit of such tribe.  As part of the 2001  legislation  that permitted the installation  of  video  gaming  machines  at  racetracks,  the New  York  State legislature  also  granted  the  governor  the right to  negotiate  with  Native
American tribes and enter into compacts permitting three resort style casinos in the Catskills and three in the Buffalo-Niagara Falls area. This legislation only permits the governor to approve tribal-state  compacts with federally recognized tribes that are located in New York.

      Since  1995,  CDL has been  working to develop a 29 acre parcel of land at the racetrack  into a full service  resort-style  casino in  conjunction  with a recognized Native American Nation. A 29 acre site was identified to be deeded to the  United  States  Government  in trust  for the use and  benefit  of a Native
American tribe and for the tribe to conduct gaming  activities on the site. This site was originally  planned to be used for a casino to be owned and operated by the St  Regis  Mohawk  Tribe,  and CDL  incurred  considerable  expenditures  in connection with the effort.  However,  after extensive local,  state and federal reviews had been  conducted,  the St. Regis  Mohawk Tribe  elected to pursue the development of another  location in the Catskills  with another gaming  company,
Caesar's  Entertainment,  Inc. ("CZR"),  formerly Park Place Entertainment.  See
"Other  Business  Activities  and  Past  Developments  -  LITIGATION  CONCERNING
RELATIONS WITH THE ST. REGIS MOHAWK TRIBE" below.

      On April 3, 2003,  the Cayuga  Nation of New York, a federally  recognized
Indian  Nation  (the  "Cayuga  Nation"),  CDL and  certain of CDL's  affiliates, including a subsidiary of the Company, entered into a series of agreements which provide for the development of a trust land casino  adjacent to the Raceway.  In furtherance of these transactions,  on April 10, 2003, the Cayuga Nation and the
Company and its  affiliate,  CDL,  officially  filed with the  Eastern  Regional
Office of the  Bureau of Indian  Affairs,  an  application  requesting  that the
Secretary of the Interior  acquire in trust on behalf of the Cayuga  Nation a 29 acre parcel of land in Monticello, New York to be used for gaming purposes. As a result of the Company's recent consolidation  transaction with CDL, all of these contracts  were  assigned  to Empire  and the  Company  now owns 100% of all the related entities.

OTHER BUSINESS ACTIVITIES AND PAST DEVELOPMENTS

THE BAYOU CADDY'S JUBILEE CASINO

      The Bayou  Caddy's  Jubilee  Casino  began its  operation  in  Greenville,
Mississippi  in  November  1995 and was the second  casino  operating  in a very discrete  market.  The operations  were meeting or exceeding all of management's expectations.  In early 1997 a third casino opened in  Greenville  and it became clear  that  the  market  would  not  expand  sufficiently  to  accommodate  the additional  capacity.  After  considerable  deliberation,  management  took  the decision  to exit  the  Greenville  market  and on March  2,  1998,  we sold our interest in the Greenville Inn & Suites and the Bayou Caddy's  Jubilee Casino to
Greenville Casino Partners, L.P., an entity in which we held a 25% (subsequently reduced to approximately  19% for capital call adjustments)  interest,  and with which we entered into a hotel  management  contract.  In March 2002,  Greenville
Casino  Partners,  L.P. sold all of the entity's  operations  and assets to JMBS
Casino LLC. The Company's proceeds from the sale were $2.8 million. Prior to the sale we assigned our related hotel management  contract to Greenville C.P., Inc.
for an additional  $510,000.  An additional $1 million was held in escrow for 18 months  pending any claims the  purchaser  may have  against  Greenville  Casino
Partners,  L.P. In April 2003 we received  $135,000  in full  settlement  of the escrow and have no further interest is held in the entity.

THE JUBILATION CASINO VESSEL

      On July 8, 1999, we, through our subsidiary,  Jubilation Lakeshore,  Inc.,
contributed  our  inactive  gaming  vessel,   Bayou  Caddy's  Jubilation  Casino
("Jubilation"),  to Casino Ventures, LLC, in exchange for $150,000 in cash and a note of approximately $1.4 million,  plus a non-managing  membership interest in
Casino Ventures.

      In December 2002, we recognized a $3 million  impairment loss reflecting a casualty loss on the Jubilation vessel.

      Effective  June 30,  2003,  the Company and PDS  Special  Situations,  LLC
("PDS"), a Nevada limited liability  company,  entered into an agreement for PDS to purchase the Company's membership interest in Casino Ventures, LLC and all of the  Company's  former debt  agreements.  The Company sold 75% of its issued and outstanding  equity interests in Casino  Ventures,  LLC in exchange for $10,000, with the remaining  interest owned by the Company,  which totaled 18% then being sold and  transferred for an additional  $40,000 upon the  procurement  from the other 7% interest holders' membership interests. The Company recorded $10,000 of proceeds  from the sale of its interest and will record the  additional  $40,000 proceeds  upon the receipt of the final  payment.  The net effect of the sale in the 2003 consolidated financial statements was a loss of approximately $30,000.

LITIGATION CONCERNING RELATIONS WITH THE ST. REGIS MOHAWK TRIBE

      Since its formation in October 1995,  CDL has pursued the  development  of
Monticello  Raceway  as  three  distinct  lines of  business:  a)  operation  of
Monticello  Raceway,  including  pari-mutuel  and potential  future video gaming machines; b) casino development  activities;  and c) real estate development and related  activities.  CDL's plan was to contract with the St. Regis Mohawk Tribe and to secure the necessary state and federal approvals for the construction and operation of a casino.

      By letter dated April 6, 2000,  addressed to Governor George Pataki, Kevin
Gover,  Assistant  Secretary  of the  Department  of the  Interior,  advised and notified  the  Governor of New York that the  proposed  casino  project had been approved and specifically requested that the Governor concur.  However, on April
22,  2000,  the Company  became aware of a letter  agreement  between the Mohawk
Tribe and CZR. Such agreement  provided for CZR to have the exclusive  rights to develop  and manage any casino  development  the Mohawk  Tribe might have in the
State of New York.

      On November 13, 2000, CDL and related entities,  including our subsidiary,
Alpha  Monticello,  Inc.  (the  "Plaintiffs"),  joined in a suit filed in United
States  District  Court,  Southern  District of New York against  CZR,  alleging entitlement to substantial  damages as a consequence of, among other things, its wrongful  interference  with  several  agreements  between CDL and the St. Regis
Mohawk Tribe pertaining to the proposed Native American casino project.

      On August 22, 2002,  U.S.  District  Court Judge Colleen  McMahon  granted
CZR's motion for summary judgment on the Plaintiffs' claim for interference with business  relationships and dismissed the Plaintiffs'  contractual  interference and other claims.  Initially, the Plaintiffs pursued an appeal of this judgment.
However,  on  March  14,  2003,  attorneys  for the  plaintiffs  filed a  motion requesting  the  District  Court to vacate this  judgment on the ground that new evidence had been found.  In October 2003,  the earlier  judgment was vacated in order to allow the Court to consider the effect of the new evidence  following a brief  period of  additional  discovery.  Briefs  on this  issue  were  filed in
December, 2003.

      As of January 12, 2004, in order to better focus on the  development  of a video  gaming  machine  program  at  Monticello  Raceway  and  current  business arrangements  with the  Cayuga  Nation  of New York  and as a  condition  to the consolidation  transaction with CDL, all interests of the plaintiffs,  including any  interest  of Empire,  with  respect to the claims in such  litigation  were transferred to a liquidating  litigation  trust (the  "Litigation  Trust").  Two members of the  Company's  board of  directors,  Paul A.  deBary,  and Joseph E.
Bernstein,  serve as co-trustees for the Litigation  Trust.  For these services,
Messrs.  deBary and Bernstein will each receive  $60,000 per year and 1% and 4%, respectively,  of any  proceeds  that the  Litigation  Trust  receives  from the ongoing  litigation,  or  any  future  litigation  that  may be  brought  by the
Litigation  Trust.  In  connection  with  the  organization  of the  trust,  the
Company's  common  stockholders of record  immediately  before the merger are to receive Empire's  interest in the trust as a liquidating  dividend.  The Company also issued an irrevocable line of credit for $2.5 Million to the trust to cover future expenses.  Pursuant to the terms of the Declaration of Trust establishing the  trust,  in the event of a recovery  in the  litigation,  the  Company is to receive payments to reimburse it for prior  litigation  expenses of $7.5 Million and to  repay  any  draws  on the  line  of  credit.  After  such  payments  and reimbursements  and the  payment  of all fees and  expenses  of the  trust,  any remaining  amount  recovered  is to be  distributed  pro rata to the  Litigation
Trust's beneficiaries. Except for these arrangements, the Company has no further interest in, or control over, the related litigation.  A registration  statement concerning  this  distribution  on Form S-1 was filed  with the  Securities  and
Exchange  Commission by the  Litigation  Trust and became  effective on March 5,
2004.

COMPETITION

      Generally, Monticello Raceway does not compete directly with other harness racing  tracks in New York State for live racing  patrons.  However,  Monticello
Raceway does face intense  competition for off-track wagering at numerous gaming sites within the State of New York and the surrounding  region. The inability to provide  larger  purses for the races at  Monticello  Raceway  is a  significant limitation on its ability to compete for off-track wagering revenues.

      THE NEW YORK LOTTERY'S VIDEO GAMING PROGRAM.  The New York State Lottery's
video gaming facility at Monticello Raceway will be one of seven such facilities authorized in the State. Of these, two have recently commenced  operations.  The
New York State  Lottery  recently  reported  that New York State's first two VGM racetracks,  Saratoga  Gaming and Raceway and Finger Lakes,  reported a combined
$8.8 million in revenues through March 1, 2004.  Saratoga opened on January 28th and reported  approximately $6.3 million in revenues or $139 per machine per day for its first 34 days.  Finger  Lakes  opened on February  18th and,  during the first 13 days,  reported  revenues  of  approximately  $2.5  million or $190 per machine per day. These figures are for short duration and there are  significant differences in the market areas as compared with  Monticello  Raceway.  However, the results are in line with the New York State Lottery's  expectations  for the program.  Additional  facilities at Vernon Downs,  near Syracuse,  New York, and
Buffalo Downs, near Buffalo, New York, are also expected to open this year.

      The primary  competition  for the  Monticello  Raceway  facility  for this program  is  expected  to be from two  racetracks  located  within  the New York metropolitan  area,  Yonkers Raceway and Aqueduct  Raceway.  Both have announced plans to proceed with the program and  construction  of facilities was commenced at  Aqueduct.  However,  the  development  program  for  Yonkers  has  yet to be finalized and construction at Aqueduct has been suspended pending the resolution of  certain  legal  issues.  In  addition,  proposals  have  been  made  for the implementation  of a  similar  program  in New  Jersey,  which  would  include a facility at the  Meadowlands  racetrack.  Implementation  of this  program and a similar one being  considered in  Pennsylvania  will require  legislation  to be enacted.

      COMPETING  NATIVE  AMERICAN  CASINOS.  In April 2000, the St. Regis Mohawk
Tribe announced that they and CZR plan to build and manage a $500 million tribal casino and resort in the Catskill Mountains. In May 2000, CZR obtained an option to purchase Kutsher's Resort Hotel and Country Club in Monticello,  New York, as
the site for this  casino.  As  currently  announced,  CZR plans on turning this facility, located approximately 5 miles from Monticello Raceway, into a 750 room hotel with a 130,000  square  foot  casino,  15,000  square foot  meeting  hall, numerous restaurants and a luxury spa.

      Of the tribes that have submitted  applications to the U.S.  Department of the Interior to acquire land in the Catskills for gaming purposes, the St. Regis
Mohawk Tribe is the only applicant,  other than the Cayugas,  that clearly meets the conditions  contained in the 2001  authorizing  legislation  with respect to being both federally recognized and located in New York State. Another federally recognized tribe, the Stockbridge Munsee Band of Mohegans,  asserting aboriginal roots in New York State,  has also  applied for  approval to develop a Catskills casino.  Their partners,  Trading Cove Associates,  developers of the successful
Mohegan Sun in  Connecticut,  have  purchased  an option on 300 acres to build a
$600 million casino hotel on a site  approximately five miles east of Monticello
Raceway.

      The St. Regis  Mohawks and the  Stockbridge-Munsee  Band of Mohicans  have recently  held  scoping  meetings  for  the  purposes  of  preparing  a  Federal
Environmental   Impact  Statement.   Neither   applicant   completed  the  State
Environmental  Review.  Accordingly,  we do not believe that federal approval of their  applications  is imminent at this time or that any federal  land to trust application for the Catskill's region is closer to approval than the application of the Cayuga  Nation for the proposed  Cayuga-Monticello  Casino at  Monticello
Raceway.  We cannot  predict,  however,  whether or when such approvals might be obtained.  Moreover,  even following such an approval, the Cayuga Nation and the
Company will need to secure additional  approvals from the State of New York and the National Indian Gaming  Commission,  and the proposed casino will need to be financed  and  constructed,  before the Company can generate  revenues  from the project.

      Other New York based federally recognized Native American tribes or tribes with historical ties to New York have expressed an interest in operating casinos in the Catskill's area, but have not yet submitted  applications.  Two of these, the  Oneida  Nation and the  Seneca  Nation,  have  already  been  active in the development  of casinos in Western  New York.  In July 1993,  the Oneida  Nation
opened "Turning Stone," a casino  featuring  24-hour table gaming and electronic gaming  machines with  approximately  90,000  square feet of gaming space,  near
Syracuse,  New York.  In October  1997,  the  facility was expanded to include a hotel, expanded gaming facilities,  a golf course and a convention center. There are also  plans for a further  expansion  consisting  of 50,000  square  feet of gaming space,  300  additional  hotel rooms and a water park.  The Seneca Nation completed their negotiations with New York State and on January 1, 2003 opened a casino in Niagara  Falls,  New York.  The  casino  offers  full Las Vegas  style gambling with slot machines and table games.  Although the Oneida Nation and the
Seneca Nation have  expressed an interest in operating a casino in the Catskills and have been actively  engaged in preliminary  development  work, they have not yet publicly identified a site or submitted federal  applications.  In addition, two out of state tribes, the Wisconsin  Oneidas,  and the  Cayuga-Seneca's  have each expressed interest in submitting applications but neither has done so.

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

      In October 1996,  the Mohegan  Nation opened the Mohegan Sun Casino Resort
("Mohegan  Sun") in  Uncasville,  Connecticut,  located 10 miles from  Foxwoods.
Developed by Sun International Hotels, Ltd., Mohegan Sun has approximately 6,100 slot  machines  and 282 tables,  off-track  horse  betting,  bingo,  32 food and beverage  outlets,  and  retail  stores  and  completed  the  first  phase of an expansion  project that  included a 115,000  square foot  casino,  a 10,000 seat arena,  40 retail  shops,  dining  venues and two  additional  parking  garages, accommodating  up to 5,000 cars, in September  2001. The second phase included a
1,200 hotel guest room 34 story tower with  convention  facilities and a spa and was opened in the summer of 2002.

      A number of groups are seeking recognition as federally-recognized  Indian tribes in the hopes of operating casinos near the New York metropolitan  area. A
State designated  Indian  reservation  exists for the Schaghticoke  Tribe in the
Berkshire  mountain area in Northwestern  Connecticut.  The  Schaghticokes  have recently  received Federal  recognition;  however,  the State of Connecticut has appealed the BIA's decision.  There have been periodic  proposals for locating a
Native  American  casino  in the  City  of  Bridgeport,  Connecticut.  Should  a
federally-recognized  tribe be successful in doing so, it would no doubt have an economic  impact on any casinos in the  Catskills  since  Bridgeport is somewhat closer to a large portion of the New York  metropolitan  area. In addition,  the
Shinnecock  tribe,  which has a state  reservation  in Eastern Long Island,  has applied for Federal recognition.  If they are successful,  they could also apply for  a  compact  to  locate  a  casino  on  the  current  reservation  close  to
Southampton,  New York and  approximately 90 miles from New York City,  although there is currently no legislative authorization for the Governor to approve such a compact.  However,  should the Shinnecock tribe be successful in obtaining the required  federal and state approvals and proceeds to build a gaming facility on their  reservation,  it would also be  expected  to have some level of  economic impact on any casinos which might then exist in the Catskills.

      In  Atlantic  City  there  are  currently  12  casino  hotels.   Moreover,
substantial new expansion and development  activity has recently been completed, is under  construction,  or has been announced in Atlantic  City,  including the summer of 2003  opening of the Borgata  Casino  developed by MGM and Boyd Gaming and the expansions at Harrah's, Tropicana and Showboat.

NEW STATE LEGISLATION

      Legislation  permitting  other forms of casino  gaming has been  proposed, from time to time, in various states, including those bordering the State of New
York. Six states have legalized  riverboat gambling while others are considering its approval. Several states are also considering, or have approved, large-scale
land-based  racinos  based  at  their  state's  racetracks.   The  business  and
operations   of  Monticello   Raceway  could  be  adversely   affected  by  such
competition,  particularly  if casino  and/or  racino  gaming was  permitted  in jurisdictions nearer New York City. Currently,  casino gaming, other than Native
American  gaming,  is not allowed in New York,  Connecticut,  Pennsylvania or in areas of New Jersey  outside of  Atlantic  City.  However,  proposals  have been introduced to expand legalized  gaming in those locations.  Management is unable to predict whether any such legislation  will be enacted or whether,  if passed, it would have a material  adverse  impact on its proposed  casino or  Monticello
Raceway's video gaming machine operations.

GOVERNMENT REGULATION - MONTICELLO RACEWAY

      As the owner and operator of a harness  horse racing  facility in New York
State, the Company's  subsidiary,  Monticello Raceway Management,  is subject to various  regulatory  requirements.  The  operation of a video gaming venue as an agent of the New York Lottery also involves continuing  compliance with detailed licensing  requirements.  Since we completed  our planned  acquisition  of CDL's assets, including Monticello Raceway Management,  we are also subject to many of these  requirements,  including  background  checks  of  and  licensing  of  our executive officers, all VGM employees and significant  stockholders.  Monticello
Raceway Management  received its harness racing license for 2004 subsequent to a review of its  acquisition  by the  Company.  In  addition,  Monticello  Raceway
Management and the Company have received  temporary Video Gaming Agent Licenses, pending further background checks by the New York State Police.

      All horse racing and pari-mutuel wagering, both on-track and off-track, in the State of New York is  overseen  by the New York State  Racing  and  Wagering
Board (the "Board") and subject to the rules and regulations  provided under the
Racing,  Pari-mutuel  Wagering and Breeding Law of 1983, as amended (the "Racing and Wagering Law").

      HARNESS RACING LICENSES.  The Racing and Wagering Law requires the Company to have Monticello Raceway  Management's  racetrack operating license renewed on an annual basis. In this regard,  the Board has the right to deny such a renewal
should  any  of  Monticello   Raceway   Management's   officers,   directors  or
stockholders,  or  any  party  owning  stock  or a  share  of  the  profits,  or participating in the management of Monticello Raceway Management,  including the
Company (i) is convicted of a crime  involving moral  turpitude,  (ii) engage in bookmaking  or other  forms of illegal  gambling,  (iii) is found  guilty of any fraud or misrepresentation in connection with racing or breeding,  (iv) violates or attempts to violate any law, rule or  regulation  of any racing  jurisdiction for which  suspension  from racing  might be imposed in such  jurisdiction,  (v)
violates any rule,  regulation  or order of the Board,  or (vi) is found to have experience, character or general fitness inconsistent with the best interests of racing  generally.  The Board also has the right to deny  license  renewal for a failure,  in the opinion of the Board, to properly maintain  Monticello Raceway.
As certain of these standards  depend upon the subjective  determination  of the
Board, the Company's  continued ability to operate  Monticello Raceway cannot be assured.  Furthermore,  under the Racing and  Wagering  Law,  no more than eight corporations  or  associations  may be  licensed by the Board in any one year to conduct a pari-mutuel meet or meets of harness racing.  While Monticello Raceway
Management has always been able to secure such a license in the past,  there can be no  assurance  of its  ability  to do so in the  future  should  new  harness racetracks open up in the State of New York.

      Certain of the Company's and Monticello Raceway Management's employees and stockholders  are also subject to New York State licensing  requirements.  These individuals  can be denied a license or have theirs  revoked  should they commit any of the acts described  above which would  jeopardize the Monticello  Raceway
Management's license renewal.

      RESTRICTIONS ON STOCK  OWNERSHIP.  Since the Company is now the sole owner of Monticello  Raceway,  whenever a stockholder of the Company that holds 25% or more of the  Company's  outstanding  stock decides to transfer any shares of his stock,  the Racing and Wagering Law requires  that the  transferee  must file an affidavit  with the Board stating that he will be the sole  beneficial  owner of such transferred  stock, and whether or not he (i) has been convicted of a crime involving moral turpitude, (ii) has been engaged in bookmaking or other forms of illegal gambling,  (iii) has been found guilty of any fraud or misrepresentation in connection with racing or breeding,  (iv) has been guilty of any violation or attempt to violate any law, rule or regulation  of any racing  jurisdiction  for which suspension from racing might be imposed in such  jurisdiction,  or (v) has violated any rule,  regulation or order of the Board.  If the transferee is not, or will not be, the sole beneficial owner of the transferred stock, then he must annex to his affidavit the terms of the agreement or  understanding  pursuant to which he will  hold the  stock,  including  a  detailed  statement  of any other party's  interest in such stock.  Upon submission of this affidavit,  should the
Board determine that it is inconsistent with the public interest, convenience or necessity,  or with the best interests of racing generally,  for such transferee to be a stockholder of record, or the beneficial owner of any interest in Empire or a party that owns 25% or more of its stock,  the Board has the right to order such transferee to dispose of his stock or interest within a specified period of time.  Furthermore,  any stock certificate denoting an equity interest in Empire is  required  to bear a  legend  that  states:  "This  certificate  of  stock is transferable  only subject to the  provisions  of section three hundred three of the racing, pari-mutuel wagering and breeding law."

      In addition to the  restrictions  described above, the Racing and Wagering
Law requires that any  stockholder of Empire must be required,  upon the written demand of the Company,  to sell his stock to the Company, at a price to be fixed in the manner otherwise  provided by law,  provided such demand is made pursuant to the written direction of the Board; and from and after the date of the making of such demand, prohibiting the transfer of such certificate of stock, except to
the  Company.   Upon  completion  of  our  acquisition  of  Monticello   Raceway
Management,   our  stock  ownership   automatically   became  subject  to  these
restrictions. Moreover, these transfer restrictions and the possibility of state mandated divestiture could impair the marketability of our stock and cause it to trade at a discount.

      RACING RIGHTS. As a licensed harness horse racetrack,  Monticello  Raceway is  entitled  to hold one or more  harness  horse race  meetings  each year from
January 1 through December 31, exclusive of December 25, when live racing in the
State of New York is  prohibited.  Of the  amounts  wagered  on its live  races,
Monticello  Raceway is  allowed  to retain 17% of Regular  Bets (a single bet or wager on one horse),  19% of Multiple  Bets (a single bet or wager on two horses such as an "exacta"), 25% of Exotic Bets (a single bet or wager on three or more horses such as a "trifecta"), 36% of Super Exotic Bets (a single bet or wager on six or more  horses  such as a  "pick  six")  and  the  breaks.  Of the  amounts retained, Monticello Raceway normally must pay a tax of between 1%-7%, depending on the type of wager.  Furthermore,  of the net amount  retained  by  Monticello
Raceway  from its live races,  6%-15% must be  dedicated  to  racetrack  purses, depending on the type of wager, in addition to that amount of retained  earnings that must be  allocated to track  purses as provided in its  agreement  with the track's representative horsemen's association.

      BOND  POSTING.  Each year,  Monticello  Raceway  Management is required to execute and file with the State  Comptroller a bond to be fixed by the state tax commission  not  exceeding  $250,000,  with  sureties  approved by the  attorney general, that it will keep its books and records and make reports as required by the Racing and Wagering  Law, that it will pay to the state all taxes imposed by the  Racing  and  Wagering  Law,  that  it will  distribute  to the  patrons  of pari-mutuel  pools  conducted  by it all sums due upon  presentation  of winning tickets  held by  them,  and  that  it will  otherwise  comply  with  all of the provisions  of the Racing and  Wagering  Law and with the rules and  regulations prescribed by the Board and the state tax commission.  Should Monticello Raceway
Management or the Company fail to post such a bond,  each of us would be subject to fines or having  our  racing  licenses  suspended,  thus  causing a  material adverse effect on our businesses.

      BOOKS AND RECORDS. Throughout the year, Monticello Raceway Management must maintain  its books and records so as to clearly  show by a separate  record the total amount of money  contributed to every  pari-mutuel  pool  including  daily double  pools,  if any.  Furthermore,  the state  tax  commission  must,  at all reasonable times, be given access to the Monticello  Raceway Management `s books and records for the purpose of examining and checking the same and  ascertaining whether or not the proper amount or amounts due New York State are being paid.

      LICENSES FOR  SIMULCAST  FACILITIES.  In order for  Monticello  Raceway to display  and accept  pari-mutuel  wagers on the  simulcast  of horse  races from outside  racetracks,  it must first obtain a license from the Board, in addition to the license required of it to carry out live harness horse racing.  To obtain such a license,  an applicant is required to submit a "plan of operation" to the
Board,  which should contain,  among other things, a feasibility  study denoting the revenue earnings expected from the simulcast facility and the costs expected to operate such  facility;  the security  measures to be employed to protect the transmission  of  wagering  data to  effectuate  common  wagering  pools;  and a description  of the  management  groups  responsible  for the  operation  of the simulcast  facility.  Even though an  applicant's  plan may be acceptable to the
Board,  the  Board  still has the right to deny a  simulcast  license  should it determine that simulcast wagering may cause any reduction of the total number of racing events  conducted on an annual or daily basis at the receiving  track, or should  the  receiving  track  applying  for such  license  fail to enter into a written  agreement with the sending track. As with its live harness horse racing license,  there can be no  assurance  of the  Company's  ability  following  our acquisition of Monticello Raceway, to continue to secure this license,  the loss of which would result in a material adverse effect on each of our businesses.

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

      SIMULCASTING  OF OUT-OF-STATE  THOROUGHBRED  RACES.  Monticello  Raceway's
ability to  simulcast  thoroughbred  races from  racetracks  outside of New York
State is  subject  to the  reaching  of an  agreement  with  its  representative horsemen's association and a number of limitations under the Racing and Wagering
Law.  Specifically,  the Racing and Wagering Law provides that except during the period in which live  thoroughbred  racing is conducted at Saratoga  Race Course
(July 21 to September 1, 2003), Monticello Raceway may accept wagers and display the live  full-card  simulcast  signal from up to two (or three between  January
15-April 15)  thoroughbred  tracks located in another  state.  How much of these wagers that Monticello  Raceway is able to retain depends on how it collects the bets.  If wagers from an  out-of-state  race are  combined  with those placed in other  states  in  order  to  create  a single  uniform  pari-mutuel  pool,  the percentage  of wagers  collected  by  Monticello  Raceway  that it can retain is subject to the laws of the  jurisdiction  in which the sending track is located.
If,  however,  pools  are only  being  shared  within  the  State  of New  York,
Monticello  Raceway is allowed to retain 18% of Regular  Bets,  21% of  Multiple
Bets,  26% of Exotic Bets,  36% of Super Exotic Bets and the breaks.  Of the sum retained by  Monticello  Raceway from these races,  approximately  1%-5% must be paid to either state taxing authorities or non-profit  organizations,  depending on the day the race is held  and the  type of  wager.  Also,  of the net  amount retained by Monticello  Raceway from these  simulcast  activities,  normally 50%
must be dedicated to racetrack purses.

      While thoroughbred races are being run at Saratoga Race Course, Monticello
Raceway may only accept wagers and display the live simulcast  signal from up to two thoroughbred tracks located in another state, and only so long as Monticello
Raceway  also  accepts  wagers on all  thoroughbred  races then being run in the
State of New York.

      SIMULCASTING  OF RACES RUN BY OUT-OF-STATE  HARNESS  TRACKS.  Subject to a
written   agreement  with   Monticello   Raceway's   representative   horsemen's
association,  Monticello  Raceway may accept wagers and display the signal of up to five out-of-state harness tracks. However,  Monticello Raceway may not accept wagers or display the  simulcast  signal from an  out-of-state  harness track on more than four days in any week  unless in the  immediately  preceding  calendar month an average of four or more live racing  programs per week were  conducted, nor may  Monticello  Raceway  accept  wagers  on more than five days in any week unless in the  immediately  preceding  calendar month an average of five or more live harness racing programs per week were conducted at Monticello  Raceway.  If wagers from a race from an out-of-state  track are combined with those placed in other  states  in  order  to  create  a single  uniform  pari-mutuel  pool,  the percentage  of wagers  collected  by  Monticello  Raceway  that it can retain is subject to the laws of the  jurisdiction  in which the sending track is located.
If,  however,  pools  are only  being  shared  within  the  State  of New  York,
Monticello  Raceway is allowed to retain 19% of Regular  Bets,  21% of  Multiple
Bets, 27% of Exotic Bets, 36% of Super Exotic Bets and the breaks.  Distribution of the amounts  retained  by  Monticello  Raceway  must be  consistent  with how retained wagers are distributed from its live events.

NEW YORK STATE LOTTERY REGULATION OF VIDEO GAMING OPERATIONS

      All video gaming  activities  in the State of New York are overseen by the
New York State Division of the Lottery (the "Division") and subject to the rules and regulations  governing video lottery gaming issued under and pursuant to the authority of Part C, Chapter 383, Laws of New York 2001 as amended by Chapter 85 of the Laws of New York  2002,  as amended by Chapter 63 of the Laws of New York
2003 known as the "video  lottery  gaming law," which  incorporate,  among other things, the following requirements:

      VIDEO  GAMING AGENT  LICENSE.  The video  lottery  gaming law requires the
Company  and  Monticello  Raceway  Management  to apply  for and  obtain a video lottery gaming agent  license.  The Company and  Monticello  Raceway  Management applied  for video  lottery  gaming  agent  licenses  on  December  12, 2003 and received  temporary video lottery gaming agent licenses on January 14, 2004. The
Division has the right to deny a permanent  video lottery  gaming license to the
Company or Monticello Raceway on the basis of any of the following criteria: (i)
the failure of either company to prove by clear and convincing  evidence that it is suitable for licensure in accordance with the  regulations;  (ii) the failure of either company to provide information,  documentation and assurances required by the Act or  regulations,  or requested by the Division,  or failure of either company  to  reveal  any fact  material  to  suitability,  or the  supplying  of information  which is untrue or misleading  as to a material fact  pertaining to the  suitability  criteria;  (iii) the conviction of either  company,  or of any principal thereof,  of any felony offense,  as such is defined by New York Penal
Law Section 10.00(5),  a misdemeanor under Article 225 of the New York Penal Law as amended and  supplemented  or  equivalent  offense,  or a  misdemeanor  under
Section 180.35,  180.40,  180.45,  180.50, 180.51, 180.52 or 180.53 of the Penal
law or equivalent offense; (iv) the Company or Monticello Raceway Management has
otherwise been determined by the Division to be a person whose prior activities, criminal record, if any, or reputation, habits and associations pose a threat to the  effective  regulation  of video  lottery  gaming or create or  enhance  the chances of unfair or illegal practices,  methods,  and activities in the conduct of the video lottery gaming or has failed to provide any information  reasonably required  to  investigate  either  company  for a license  or to reveal any fact material to such  application,  or has furnished any information which is untrue or misleading in connection with such  application;  (v) current  prosecution or pending  charges  in any  jurisdiction  of the  Company  or  Monticello  Raceway
Management  or of any  person  who  is  required  to be  qualified  under  these regulations as a condition of a video lottery gaming  licensure,  for any of the offenses enumerated in (iii) above;  provided,  however,  that at the request of either  company or the person  charged,  the Division  shall defer decision upon such  application  during the pendency of such  charge;  (vi) the pursuit by the
Company or  Monticello  Raceway  Management  or any person who is required to be licensed under the  regulations as a condition of a video lottery gaming license of economic gain in an  occupational  manner or context which is in violation of the criminal or civil public policies of New York State, if such pursuit creates an appearance of or a reasonable belief that the participation of such person in video lottery gaming  operations would be inimical to the policies of the Act or to video  lottery  gaming in New York  State;  and (vii) the  commission  by the
Company or  Monticello  Raceway  Management  or any person who is required to be licensed  under the  regulations  of any act or acts which would  constitute any offense  under  (iii)  above,  even if such  conduct  has not been or may not be prosecuted  under the criminal laws of New York State or any other  jurisdiction or has been  prosecuted  under the criminal  laws of New York State or any other jurisdiction  and such  prosecution  has been  terminated in a manner other than with a conviction.

      Certain of the Company's and Monticello Raceway Management's employees and stockholders  are also subject to New York State licensing  requirements.  These individuals  can be denied a license or have theirs  revoked  should they commit any of the  acts  described  above  which  would  jeopardize  the  Company's  or
Monticello Raceway Management's license.

      BONDING OF VIDEO LOTTERY  GAMING AGENTS.  The Division  requires a bond or other surety agreement to be obtained by Monticello  Raceway Management prior to conducting  video  lottery  gaming  operations,  including  but not limited to a letter of credit,  issued by a surety  company or bank  authorized  to  transact business in New York and approved by the New York State Insurance  Department or
New York State Banking  Department as to solvency and  responsibility,  from any licensed  video  lottery  gaming  agent  in  such  amount  as the  Division  may determine,  based on an established formula, so as to avoid monetary loss to New
York State  because of video  lottery  gaming  agent's  activities or those of a third party. The surety shall cover, at a minimum,  seventy-one (71%) percent of the total of four (4) days of  estimated  average  daily  sales.  The figure for estimated  sales will be  established  for each video  lottery  gaming  agent at commencement of the game and may be adjusted from time to time thereafter by the
Division.  The bond or other surety  agreement shall name as  beneficiaries  the
Division and the State of New York.

      FINANCIAL  STABILITY  OF VIDEO  LOTTERY  GAMING  AGENTS.  The  Company and
Monticello  Raceway  Management  must assure the  financial  integrity  of video lottery gaming operations by the maintenance of a video lottery gaming bankroll, or equivalent provisions, adequate to pay prizes to video lottery gaming patrons when due.  At  startup,  Monticello  Raceway  Management  shall be  required  to maintain a daily video lottery  gaming  bankroll at least equal to:  $500.00 per terminal  plus the  single  highest  available  progressive  or  non-progressive jackpot at the facility.

      CONTINUING  ASSESSMENT  OF  FINANCIAL  CONDITION.  Neither  the Company or
Monticello  Raceway  Management  shall  consummate a material  debt  transaction without the prior written  approval of the Division  which approval shall not be unreasonably withheld.

      Neither the Company or Monticello  Raceway  Management shall guarantee the debt of another,  whether by  co-signature  or otherwise,  or assume the debt of another;  or enter into any agreement to place an encumbrance on its facility to secure the debts of another  without the prior written  approval of the Division which approval shall not be unreasonably withheld.

      FAILURE TO DEMONSTRATE FINANCIAL STABILITY.  In the event that the Company or Monticello Raceway Management fails to demonstrate  financial stability,  the
Division  may take such action as is  necessary  to fulfill the  purposes of the video lottery gaming law and to protect the public interest,  including, but not
limited  to:  issuing   conditional   licenses,   approvals  or  determinations;
establishing  an appropriate  cure period;  imposing  reporting  requirements in
excess  of  those  otherwise  mandated  by  these   regulations;   placing  such
restrictions  on the transfer of cash or the  assumption  of  liabilities  as is necessary to insure future  compliance with the financial  stability  standards;
requiring  the  maintenance  of  reasonable  reserves  or the  establishment  of dedicated  or trust  accounts to insure  future  compliance  with the  financial stability standards; requiring a special audit, with such plan to be approved by the Division and conducted by an independent  accounting  firm at the expense of
the  Company  or  Monticello  Raceway  Management;   charging  interest  on  any
outstanding amount of sales due the Division; or suspending, revoking or denying licensure.

      SUBMISSION  AND REVIEW OF THE VIDEO  LOTTERY  GAMING  SYSTEMS OF  INTERNAL
CONTROL. The procedures of the system of internal control are designed to ensure all of the  following:  (i)  that  assets  of the  Company,  Monticello  Raceway
Management and the Division are safeguarded,  (ii) that the financial records of the Company and Monticello Raceway  Management are accurate and reliable,  (iii)
that  the  transactions  of the  Company  and  Monticello  Raceway  Management's
operation are performed  only as authorized by the Act, the video lottery gaming
law  and  the  rules  and   regulations   promulgated   thereunder,   (iv)  that
accountability  for assets is maintained in accordance  with generally  accepted accounting principles, (v) that only authorized personnel have access to assets,
(vi) that recorded  accountability  for assets is compared with actual assets at reasonable  intervals  and  appropriate  action  is taken  with  respect  to any discrepancies,  (vii)  that the  functions,  duties,  and  responsibilities  are appropriately  segregated  and performed in accordance  with sound  practices by competent,  qualified, licensed personnel and that no employee of the Company or
Monticello  Raceway Management is in a position to perpetuate and conceal errors or  irregularities  in the normal course of the employee's  duties,  (viii) that gaming is conducted  with  integrity and in  accordance  with the Act, the video lottery gaming law and the rules and  regulations  promulgated  thereunder,  and
(ix) that the Company and Monticello Raceway Management comply with all federal, state, and local tax laws, codes, and reporting requirements. Monticello Raceway
Management  has received  approval  from the  Division of its proposed  internal control processes for its video gaming operations.

      The Division may require,  at its option,  that the Company or  Monticello
Raceway  Management  provide  an annual  report,  to be  included  in its annual financial  report,  of an independent  certified public  accountant  licensed to practice in New York, that the Company or Monticello  Raceway Management has, in all respects,  followed its approved  internal  control plan, which report shall not, in case of a dispute between the Company and Monticello  Raceway Management and the Division, be binding upon the Division.

      CONDUCT OF BUSINESS WITH NON-GAMING VENDORS; AGENT RESPONSIBILITIES. It is
the  responsibility of the Company and Monticello  Raceway  Management to ensure that all qualifying  non-gaming  vendors with which it seeks to conduct business have first obtained from the Division a non-gaming vendor  identification number or, as necessary, a license.

      NOTIFICATION  OF ANTICIPATED  OR ACTUAL CHANGES IN DIRECTORS,  OFFICERS OR
EQUIVALENT  LICENSEES OF VIDEO LOTTERY GAMING AGENTS AND HOLDING COMPANIES.  The
Company and Monticello  Raceway Management must immediately notify the Division, in writing, as soon as is practicable, of the proposed appointment, appointment, proposed nomination,  nomination,  election, intended resignation,  resignation, incapacitation  or death of any member of, or partner in, its board of directors or partnership,  as applicable, or of any officer or other person required to be licensed as a principal or key employee.  The Division will undertake any review of the license necessitated by the change.

      NOTIFICATION  CONCERNING CERTAIN NEW PRINCIPALS OF PUBLICLY TRADED HOLDING
COMPANIES.  The Company or Monticello Raceway Management must immediately notify the Division in writing if either company becomes aware that, with regard to the
Company,  any person has acquired:  (i) five (5) percent or more of any class of equity securities, (ii) the ability to control the holding company, or (iii) the ability to elect one or more  directors  of the Company.  If the Company  either files or is served with any  Schedule  13D,  Schedule  13G or Section 13F filing under the  Securities  Exchange Act of 1934,  copies of any such filing shall be immediately submitted to the Division by the Company.

NATIVE AMERICAN CASINOS

      If the Company  succeeds in  developing a casino with a recognized  Native
American  tribe or nation,  such  casino  operation  would be subject to special federal and state laws  applicable to the gaming  industry  generally and to the distribution of gaming equipment.

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

      The Indian Gaming  Regulatory  Act of 1988, as amended,  classifies  games that may be conducted on Native American lands into three  categories.  "Class I
Gaming"  includes social games solely for prizes of minimal value or traditional forms of Native  American  gaming  engaged in by  individuals  as part of, or in connection with, tribal  ceremonies or celebrations.  "Class II Gaming" includes bingo,  pull-tabs,  lotto, punch boards, tip jars, certain non-banked card games
(if such games are played  legally  elsewhere in the state),  instant  bingo and other games  similar to bingo,  if those  games are played at the same  location where bingo is played.  "Class III Gaming"  includes  all other forms of gaming, such as slot  machines,  video  casino games (e.g.,  video  blackjack  and video poker), so-called "table games" (e.g., blackjack,  craps and roulette) and other commercial gaming (e.g., sports betting and pari-mutuel wagering).

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

      Any Native  American casino that the Company hopes to help jointly develop therefore would be subject to the requirements and restrictions contained in the compact its Native American partner is able to reach with the State of New York.
As compacts in each state tend to be substantially similar, the Company's casino could  expect to be  subject  to a  compact  much the same as the  compact  that governs the  operation of the Seneca  Niagara  Falls  Casino  between the Seneca
Nation of Indians and the State of New York.

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

      (5) Upon request, the Tribe is required to submit to the State of New York copies of all  reports,  letters and other  documents  relating to its Class III gaming activities filed with the National Indian Gaming Commission.

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

EMPLOYEES

      As of December 31, 2004, the Company had 9 full-time employees,  including our Chief Executive Officer.

ITEM 2. DESCRIPTION OF PROPERTIES.

      We lease  approximately  140  square  feet of office  space in a  building located at 707 Skokie Boulevard,  Suite 600,  Northbrook,  Illinois,  60062 on a
monthly basis. The monthly rent for this office space is approximately $2,000.

      Through one of our subsidiaries,  we also lease a warehouse in Greenville,
Mississippi. The rent is $850 monthly.

      Our primary  asset is our leased  property in  Monticello,  New York.  The
Company's  principal  place of business  is at  Monticello  Raceway,  a 229 acre property  located on Route 17B in Monticello,  New York.  Facilities at the site include the racetrack,  which includes an enclosed grandstand with a capacity of
4,500,  a  clubhouse  restaurant  facility  with a capacity  for 200  customers, pari-mutuel wagering facilities (including  simulcasting),  a paddock,  exterior barns,  and  related  facilities  for the  horses,  drivers,  and  trainers.  In addition,  a parking  area with  approximately  5,000  spaces  is  provided  for customers.

      On October 29, 2003, CDL and Monticello  Raceway Management entered into a
48 year ground lease (the  "Ground  Lease") with respect to 200 acres of land in
Monticello,  New York and all buildings and improvements  allocated on such land owned by CDL that are not subject to the Land  Purchase  Agreement  (the "Leased
Property").  Under the terms of the Ground Lease,  Monticello Raceway Management will pay CDL $1.8 million per year.  The first year's  payment is due on October
28, 2004, the subsequent  payments are subject to annual adjustments  consistent with the consumer price index, payable in equal monthly  installments.  However,
Monticello Raceway Management has the right, at its option, to defer its monthly rental  payments  for up to 12 months after the first year,  with such  deferred rent accruing  interest at the rate of 4.5% per annum.  Pursuant to the terms of the merger of the Company and CDL on January 12, 2004, the former members of CDL retained their interest in the leasehold  obligation,  independent of the assets transferred in the  combination.  Satisfaction of this obligation by the Company does not  represent  a  discriminatory  distribution  or a dividend  of any kind between the Company and CDL.

      During the first  three  years of the  Ground  Lease,  Monticello  Raceway
Management may, at its option, purchase the Leased Property for a purchase price equal  to the sum of (x) the  rent  payable  for the  year in  which  Monticello
Raceway  Management  exercises  this purchase  option divided by 5% (which would equal $36 million in the first year of the Ground Lease) and (y) an amount equal to all transfer  taxes and closing costs  incurred by CDL as seller.  Monticello
Raceway Management may not assign its rights under the Ground Lease,  sublet any part  of the  Leased  Property,  nor  enter  into a  transaction  or  series  of transactions  that would  result in a change of control  of  Monticello  Raceway
Management without the consent of CDL. However,  in the event that CDL withholds its consent to such  assignment of the Ground Lease or the  subletting of all or part of the Leased  Property,  Monticello  Raceway  Management  may exercise its option to purchase the Leased  Property  even after the first three years of the
Ground Lease have expired.

      Under the terms of the Ground Lease,  absent CDL's prior written  consent,
Monticello  Raceway Management is required to use the Leased Property solely for racing,  gaming,  entertainment,  retail,  lodging,  food service, any other use related to so-called "tourism" and other ancillary and related activities.

ITEM 3. LEGAL PROCEEDINGS.

LITIGATION CHALLENGING NEW YORK GAMING LEGISLATION

      Our ability to  participate  in New York's VGM program or to help  develop and manage a Native American casino in conjunction with the Cayuga Nation of New
York could be hampered by the outcome of two pending lawsuits,  DALTON V. PATAKI and KARR V.  PATAKI,  that seek to enjoin the State of New York from  proceeding with the VGM program or permitting the  construction  of any new Native American casinos within the State of New York's borders.  While the trial court dismissed both of these cases in May of 2003, the plaintiffs have filed an appeal.  Briefs have been  submitted in the appeal and oral  arguments were heard in December of
2003, but a decision on the appeal has not been  rendered.  Should the appellate court  overrule the trial court and  reinstate  these  lawsuits,  and should the plaintiffs  ultimately  prevail  on all or part of their  claims,  our  business strategy could be seriously  adversely  affected.  Moreover,  a reinstatement of these  lawsuits,  even prior to a definitive  ruling on the merits of the cases, would hamper fundraising  efforts for the Cayuga Monticello Resort and otherwise adversely affect the  implementation of our business plan, as investors might be reluctant to invest given the uncertainty that such a holding would create.

CLAIMS AGAINST CAESAR'S ENTERTAINMENT

      As more fully described  above in Item 1 under "Other Business  Activities and Past  Developments," on November 13, 2000, CDL and certain  affiliates filed an action  against  CZR in the United  States  District  Court for the  Southern
District of New York alleging that CZR tortuously  interfered  with our contract and prospective business  relationships with the St. Regis Mohawk Tribe, engaged in  unfairly  competitive  behavior  and  had  violated  certain  state  imposed anti-trust  protections.  On August 22, 2002, U.S.  District Court Judge Colleen
McMahon granted CZR's motion for summary  judgment on the Plaintiffs'  claim for
interference  with  business   relationships  and  dismissed  or  confirmed  the
dismissal of the Plaintiffs' contractual interference and other claims. On March
14, 2003,  attorneys for the plaintiffs  filed a motion  requesting the District
Court to vacate this judgment on the ground that new evidence had been found. In
October  2003,  the earlier  judgment was vacated in order to allow the Court to consider the effect of the new evidence  following a brief period of  additional discovery.  Briefs on this  issue  were  filed in  December,  2003.  There is no assurance that the new evidence will provide a basis for a decision favorable to the  plaintiffs,  result in a different  judgment or even permit the  additional evidence to be available for purposes of the record in an appeal.  The interests of the plaintiffs with respect to the claims in such litigation were transferred to a grantor trust in connection with the  consolidation  transaction  with CDL, and the  Company's  indirect  interests  in  connection  with such  claims  were converted  into  units  of  ownership  of  the  trust  and  distributed  to  its shareholders  of record  prior to the  consolidation  as a dividend  liquidating those interests.  A registration  statement concerning this distribution on Form
S-1 was filed  with the  Securities  and  Exchange  Commission  by the  Catskill
Litigation Trust and became effective on March 5, 2004.

CLAIMS BY THE HORSEMEN'S ASSOCIATION AGAINST MONTICELLO RACEWAY MANAGEMENT, INC.

      The Monticello Horsemen's  Association has filed a number of suits against
Monticello  Raceway  Management  Inc. and Cliff Ehrlich,  as its President.  One
action, seeking money damages of approximately $500,000, claims (i) that certain
monies  (approximately   $80,000),  which  should  have  been  used  solely  for
"overnight  purses,"  were  expended by the raceway for a special  racing series known as the William  Sullivan  Series,  (ii) that  management has not increased purses to the  horsemen  for  overnight  racing as requested by the horsemen and
(iii) that  management is  improperly  holding up  approximately  $400,000 in an account  balance  that is  earmarked  for  payment  of  purses  at such  time as management deems it appropriate.  A second action seeks approximately $2 million in damages  claiming that management has withheld  various  simulcasting and OTB revenues from the  horsemen's  purse account and deducted  various  unauthorized simulcasting  expenses.  Management has responded  vigorously to this litigation and at the same time will  seek,  if  possible,  to resolve  these  cases in the context of contract  negotiations with the Horsemen's  Association that began in
March of 2004.

      Should the litigation  proceed,  however,  counsel has advised the Company that, (i) with regard to the $80,000  expended for the William  Sullivan  Pacing
Series,  management  was within its contract  rights to apply that money towards the racing  series  since the racing  series met the  definition  of  "overnight purses," (ii) the $400,000 sought in accelerated purses will not have to be paid in the manner that the Horsemen seek, but that eventually,  those monies will be required  to be paid out in  additional  purses,  and (iii) that there will be a favorable  outcome  on the  causes of action  seeking  damages  for  failure  to properly  account for the OTB revenues as well as the issue of the  deduction of expenses for  simulcasting.  There are sharp disputed issues of fact with regard to the cause of action seeking a greater share of the simulcasting  revenue, and at this time, no estimate can be given of the outcome of this cause of action or the amount of potential loss.

      Another  action  by  the  Horsemen's   Association  sought  an  injunction
preventing  the  management  from   consolidating  the  barn  area  by  removing
approximately  50% of the barns and moving  horsemen to different barns and also seeks money  damages for such  conduct.  A  temporary  restraining  order at the inception of the case was vacated after a hearing and the decision of management to consolidate the barn area and deny stall space to certain horsemen was upheld by the Court on the injunction motion.  Management  responded vigorously to this litigation  as it  challenged  the  management's  rights clause in the contract.
There is further discovery  pending.  However,  in the opinion of counsel to the
Company, there will be no monetary loss as a result of this litigation.

OPERATING ENVIRONMENT

      We and our  subsidiaries  are subject to various other legal actions which may arise in the normal  course of business.  In the opinion of our  management, except as described above, the resolution of these other matters will not have a material and adverse effect on the consolidated  financial position,  results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None to be reported.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICES

      Our common  stock  trades on the Nasdaq  Small-Cap  Market  System and the
Boston  Stock  Exchange  under  the  symbols  NYNY  and NYN,  respectively.  The following table sets forth the range of high and low close prices for our common stock as  reported  by the Nasdaq  System.  These  quotations  represent  prices between dealers and do not reflect retail mark-ups, mark-downs or commissions.

                            FIRST         SECOND          THIRD          FOURTH
                            QUARTER       QUARTER         QUARTER        QUARTER
FISCAL 2003
     High                   $10.69         $10.65         $16.74         $14.76
     Low                      1.94           8.11           9.31           8.21
FISCAL 2002
     High                   $13.50         $13.20         $ 8.20         $ 2.27
     Low                     10.52           5.70           1.50           1.39

      As of March 22,  2004,  25,898,468  shares of our common stock were issued and outstanding.

DIVIDENDS COMMON STOCK

      We have never  declared or paid cash  dividends  on our common  stock.  We intend to retain all future earnings to finance future growth and, therefore, do not  anticipate  paying  any  cash  dividends  in  the  foreseeable  future.  In connection with the  organization of the litigation  trust, the Company's common stockholders  of  record  immediately  before  the  merger  are to  receive  the
Company's interest in the trust as a liquidating dividend.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table provides information as of December 31, 2003 regarding compensation plans (including individual compensation  arrangements) under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                                  Number of securities remaining
                                     Number of securities to be                                   available for future issuance
                                     issued upon exercise of       Weighted average exercise      under equity compensation plans
                                     outstanding options,          price of outstanding options,  (excluding securities reflected
Plan Category                        warrants and rights           warrants and rights            in column (a))
-------------                        --------------------------    ----------------------------   -------------------------------
                                     (a)                           (b)                            (c)

Equity compensation plans approved
by security holders                           821,228                          2.67                           88,400

Equity compensation plans not
approved by security holders                        0                             0                                0
                                             --------                         -----                          -------

Total
                                              821,228                          2.67                           88,400

SALE AND EXCHANGE OF UNREGISTERED SECURITIES

      Under a special  letter  agreement  among the Company,  Catskill,  and the
Cayuga Nation,  the parties are to work exclusively with each other to develop a casino, and as an inducement to enter into the transaction, the Cayuga Nation is to receive  300,000  shares of the Company's  common stock vesting over a twelve month period.  On April 9 and October 9, 2003,  the Company issued to the Cayuga
Nation an  aggregate  of  200,000  shares of common  stock at a market  value of
$10.56 and $13.84 per share,  respectively.  An additional  100,000 shares vest, and the expense will be recognized, on April 9, 2004.

      From April 15, 2003  through  September  2003,  the Company  sold  579,149 shares of common stock having an aggregate  purchase price of approximately $4.6 million.  Such purchasers could be entitled to have the aggregate purchase price of such shares refunded by the Company, plus interest.

      On January 30, 2004 the Company closed a private sale of 4,050,000  shares of common  stock,  to multiple  investors,  at a price of $7.50 per share.  This sale,  net of  expenses,  increased by  approximately  $30 million our funds for development and operations.

      On January 30, 2004 in connection with the private placement,  Jefferies &
Company, Inc, was issued warrants to purchase 250,000 shares of our common stock
at  $7.50  per-share  for  general  financial   advisory  services  rendered  in
connection with the consummation of the private placement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

      These  forward-looking  statements  include  statements  relating  to  our anticipated  financial  performance  and business  prospects  and/or  statements preceded  by,  followed by or that  include the words  "believe,"  "anticipate,"
"intend," "estimate," "expect," "project," "could," "plans," "seeks" and similar expressions. These forward-looking statements speak only as of their date. We do not  undertake  any  obligation  to  update  or  revise  publicly  any of  these forward-looking  statements,  whether  as a result  of new  information,  future events or otherwise,  even if experience or future events make it clear that any expected results expressed or implied by these  forward-looking  statements will not be realized.  Although we believe that the  expectations  reflected in these forward-looking  statements are reasonable,  these expectations may not prove to be correct or we may not achieve the anticipated  financial results,  savings or other  benefits.  These  forward-looking  statements are  necessarily  estimates reflecting  the best judgment of our senior  management  and involve a number of risks and  uncertainties,  some of which may be beyond  our  control  that could cause actual results to differ materially from those suggested.

OVERVIEW

      During the past three  years,  the  Company has  concentrated  most of its efforts on developing gaming operations in Monticello, New York. As part of this effort,  the Company has disposed  various  ancillary  interests and  terminated certain unprofitable  operations.  For instance, in March 2002, the Company sold its interests in a casino project in Greenville,  Mississippi,  and in June 2003 the Company sold its ownership in Casino Ventures, LLC.

      Our  ability  to  develop  a  successful  business  is  therefore  largely dependent  on the success or failure of our ability to develop our  interests in
Monticello,  New York, and our financial  results in the future will be based on different activities than those from our prior fiscal years.

      The  Company  had no  operating  revenue  during  the fiscal  years  ended
December 31, 2003 and 2002.  On January 30, 2004,  the Company  closed a private sale of 4,050,000  shares of common  stock,  to multiple  investors,  at a $7.50 sales price.  This sale increased our current cash assets,  net of expenses,  by approximately $30 million for development and operating costs.

RISK FACTORS

      AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. The risk factors  listed below are those that we consider to be material to an investment in our common stock and those which,  if realized,  could have material  adverse effects  on our  business,  financial  condition  or results  of  operations  as specifically discussed below. If such an adverse event occurs, the trading price of our  common  stock  could  decline,  and you  could  lose all or part of your investment.

      AS A HOLDING  COMPANY,  THE  COMPANY IS  DEPENDENT  ON THE  OPERATIONS  OF
MONTICELLO RACEWAY MANAGEMENT,  MONTICELLO CASINO MANAGEMENT, MONTICELLO RACEWAY
DEVELOPMENT  AND MOHAWK  MANAGEMENT,  AND THEIR ABILITY TO PAY DIVIDENDS OR MAKE
DISTRIBUTIONS,  IN ORDER TO GENERATE  INTERNAL  CASH FLOW.  Empire  Resorts is a
holding company,  owning all the capital stock or membership  interests,  as the case may be, of Monticello  Raceway  Management,  Monticello Casino  Management,
Monticello  Raceway  Development  and  Mohawk  Management.   Empire  Resorts  is
therefore dependent on these companies to pay dividends or make distributions in order to generate  internal cash flow and to satisfy its obligations.  There can be no assurance,  however,  that these subsidiaries will generate enough revenue
to  pay  cash  dividends  or  make  cash  distributions.   In  addition,   these
subsidiaries  may enter into  contracts  that limit or prohibit their ability to pay dividends or make distributions.

      THE  ABILITY OF THE  COMPANY TO  SUCCESSFULLY  MANAGE AND DEVELOP A NATIVE
AMERICAN  CASINO IS UNCERTAIN  GIVEN EMPIRE  RESORTS'  LACK OF  EXPERIENCE  WITH
NATIVE AMERICAN CASINOS. The Company has no experience in managing or developing
Native American casinos. Native American casinos are unique gaming ventures that require  highly  skilled and  knowledgeable  managers  given the  complexity  of regulation governing their operation.  In addition,  as the respective interests of the Native American tribe and the casino's  management company are not always aligned,  avoiding disputes can sometimes prove difficult.  As a result of these special  features,  several  companies with gaming experience that have tried to become involved in the management and/or  development of Native American casinos have been  unsuccessful.  No assurance can be given that the Company,  given its lack of Native  American gaming  experience,  will be able to avoid the pitfalls that  have  befallen  other  companies  in order to create a  successful  gaming enterprise in conjunction with the Cayuga Nation of New York.

      GENERAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR RESULTS. The business operations of Monticello Raceway Management are affected by economic conditions.
A recession  or downturn in the general  economy,  or in the  Catskills  region, could result in fewer customers  visiting  Monticello Raceway or wagering on its races at an off-track  location,  which would consequently  adversely affect our results as well.

      THE  CONTINUING  DECLINE IN THE  POPULARITY OF HORSE RACING AND INCREASING
COMPETITION  IN  SIMULCASTING   COULD  ADVERSELY  IMPACT  THE  BUSINESS  OF  THE
RACETRACK.  There has been a general  decline in the number of people  attending and wagering at live horse races at North American racetracks due to a number of
factors,   including   increased   competition   from  other  forms  of  gaming,
unwillingness  of customers to travel a significant  distance to racetracks  and the increasing  availability of off-track wagering.  The declining attendance at live horse  racing  events  has  prompted  racetracks  to rely  increasingly  on
revenues  from  inter-track,   off-track  and  account  wagering  markets.   The
industry-wide  focus on inter-track,  off-track and account wagering markets has increased  competition  among  racetracks  for outlets to  simulcast  their live races.  A  continued  decrease  in  attendance  at live  events and in  on-track wagering,  as well as increased  competition in the  inter-track,  off-track and account  wagering  markets,  could lead to a decrease  in the amount  wagered at
Monticello  Raceway.  The Company's business plan anticipates the possibility of
Monticello Raceway attracting new customers to its racetrack wagering operations through  potential  casino  development  or video gaming  operations in order to offset the general decline in raceway attendance.  However, even if the numerous arrangements, approvals and legislative changes necessary for casino development or video gaming operations occur, Monticello Raceway may not be able to maintain profitable  operations.  Public tastes are  unpredictable and subject to change.
Any  decline in  interest  in horse  racing or any  change in public  tastes may adversely affect Monticello Raceway's revenues and, therefore, limit its ability to make a positive contribution to our results.

      GAMING ACTIVITIES ARE DEPENDENT ON GOVERNMENTAL  REGULATION AND APPROVALS.
CHANGES IN SUCH  REGULATION OR THE FAILURE TO OBTAIN OR MAINTAIN SUCH  APPROVALS
COULD  ADVERSELY  AFFECT US.  The  current or future  gaming  operations  of the
Company are contingent upon continued  governmental approval of these operations as  forms  of  legalized  gaming  and  are  subject  to  extensive  governmental regulation and could be subjected at any time to additional or more  restrictive regulation,  or banned entirely.  We may be unable to obtain,  maintain or renew all governmental  licenses,  registrations,  permits and approvals necessary for the operation of our pari-mutuel wagering and other gaming facilities.  Licenses to conduct  live horse  racing and  simulcast  wagering by the  Company  must be obtained  annually  from New York State's  regulatory  authority.  A significant change  to  current  racing  law,  or the loss,  or  non-renewal,  of  licenses, registrations,  permits or approvals may materially  impact on our revenue share allocations,  limit the  number of races it can  conduct or the form or types of pari-mutuel  wagering it offers, and could have a material adverse effect on its business.  In addition, we currently devote significant financial and management resources to complying  with the various  governmental  regulations to which our operations are subject.  Any  significant  increase in  governmental  regulation would increase the amount of our resources  devoted to governmental  compliance, could  substantially  restrict our business,  and could consequently  materially adversely affect our results.

      THE  GAMING  INDUSTRY  IN  THE   NORTHEASTERN   UNITED  STATES  IS  HIGHLY
COMPETITIVE,  WITH MANY OF OUR COMPETITORS BETTER KNOWN AND BETTER FINANCED THAN
US. The gaming industry in the Northeastern  United States is highly competitive and increasingly run by  multinational  corporations  that enjoy widespread name recognition,  established brand loyalty,  decades of casino operation experience and a diverse portfolio of gaming assets.  This is particularly true in Atlantic
City. In contrast,  the Company has limited financial resources and is currently limited to the operation of a harness horse  racetrack in Monticello,  New York.
Moreover,  even if we are  successful  in  installing  video gaming  machines at
Monticello  Raceway and/or  developing a Native American casino on our property,
we  would  still  face  competitive   disadvantages  if  Caesar's  Entertainment
Corporation,  the world's  largest  gaming  conglomerate,  and/or  Trading  Cove
Associates,  the  developers  of the  hugely  successful  Mohegan  Sun casino in
Connecticut,  are successful in building a Native American casino on neighboring properties.

      WE, AND CERTAIN OF OUR AFFILIATES,  ARE REQUIRED TO BE APPROVED BY VARIOUS
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

      IF WE DO NOT MEET CERTAIN REGULATORY SUITABILITY  REQUIREMENTS,  WE MAY BE
FORCED  TO SELL  OUR  OWNERSHIP  INTEREST  IN  CERTAIN  GAMING  ACTIVITIES  AT A
DISCOUNT.  The Company is required to be licensed or otherwise  approved in each jurisdiction  where a gaming  entity  in which  it has a  significant  ownership interest  operates.  Obtaining  such a license  normally  involves  receiving  a determination  of  "suitability."  Consequently,  should  we ever be found to be unsuitable  by the State of New York to  participate  in gaming  operations,  we would  be  forced  to  liquidate  all of our  interests  in  Monticello  Raceway
Management,  Monticello Casino Management, and Monticello Raceway Development in
a prescribed period of time, as each of these entities is either involved in, or plans to be involved in, gaming  activities in the State of New York.  Moreover, should we ever be ordered by the State of New York to sell all of our  interests in Monticello Raceway Management,  Monticello Casino Management,  and Monticello
Raceway Development within a relatively short period of time, we would likely be forced to sell these  interests  at a  discount,  thus  causing the value of the stock to diminish.

      SEVERAL OF THE COMPANY'S  FORMER OFFICERS AND DIRECTORS HAVE BEEN INDICTED
OR CONVICTED ON FRAUD CHARGES,  AND THE COMPANY'S  SUITABILITY  DETERMINATION TO
PARTICIPATE IN GAMING ACTIVITIES COULD ACCORDINGLY BE ADVERSELY AFFECTED. During
2002, certain affiliates of Bryanston Group, our former largest stockholder, and six of our former officers and directors were indicted for various counts of tax and bank fraud.  Moreover,  on September 5, 2003, one of these former  directors who is also an affiliate of Bryanston  Group,  Brett Tollman,  pleaded guilty to felony tax fraud.  On February 4, 2004,  four more of these former  officers and directors  were  convicted of tax and bank fraud.  In December  2002, we entered into an agreement with Bryanston Group and certain of these individuals pursuant to which we acquired a three year option to repurchase their common stock in the
Company.  This  option  was  exercised  on  January 9, 2004 by issuing a note to
Bryanston Group in exchange for their common stock. While none of the acts these individuals  have been  charged with relate to their  former  positions  with or ownership  interests in the Company,  there can be no assurance that none of the various  governmental  agencies  that now,  or in the future may,  regulate  and license  our gaming  related  activities  will  factor in these  indictments  in evaluating our suitability.  Should a regulatory agency fail to acknowledge that these  indictments are not related to our  operations,  we could lose our gaming licenses or be forced to liquidate certain or all of our gaming interests.

      AS A  RESULT  OF  THE  RECENT  MERGER  TRANSACTION  THE  COMPANY  REDEEMED
2,392,857 SHARES OF ITS COMMON STOCK, CAUSING THE ASSUMPTION OF LIABILITIES. One
of the  conditions  to the  closing  of our  recent  merger  was to redeem  from
Bryanston Group and Beatrice  Tollman an aggregate of 2,392,857 shares of common stock at $2.12 per share. The total cost of this redemption was approximately $5 million,  which  the  Company  paid by  issuing  a note.  The terms of this note require  approximately  13% of the principal to be paid on the first anniversary of issuance and for the whole note to be repaid within three years. No assurance can be given that the Company will have enough  revenue or cash on hand to repay this indebtedness when it becomes due.

      AS A RESULT  OF THE  RECENT  MERGER  TRANSACTION,  THE  COMPANY'S  USE FOR
FEDERAL INCOME TAX PURPOSES OF ITS  ACCUMULATED  NET OPERATING  LOSSES TO OFFSET
FUTURE  INCOME WILL BE LIMITED.  As of December  31,  2003,  the Company had net
operating loss carry-forwards of approximately $67 million set to expire between
2008 and 2023. Our recent merger,  however,  triggered certain provisions of the
Internal  Revenue  Code that will  limit the  future  use of the  Company's  net operating  loss  carry-forwards  to offset its future  federal  taxable  income.
Generally speaking,  following the merger, we will only be permitted to use that portion of our net operating  loss  carry-forwards  per year (subject to certain carry-forward  rules)  equal to the fair market  value of our stock  immediately prior to the merger, multiplied by the federal long-term tax exempt rate on such date (4.58% for the month of February, 2004).

      FEDERALLY RECOGNIZED NATIVE AMERICAN TRIBES ALSO GENERALLY ENJOY SOVEREIGN
IMMUNITY  FROM  LITIGATION  SIMILAR  TO THAT OF A STATE  AND THE  UNITED  STATES
FEDERAL  GOVERNMENT.  In order to sue a Native  American  tribe (or an agency or instrumentality of a Native American tribe), the Native American tribe must have effectively waived its sovereign immunity with respect to the matter in dispute.
There can be no  assurance  that any  Native  American  tribe that we attempt to jointly  develop a casino with will be willing to waive its rights to  sovereign immunity,  thus undermining our ability to enforce our rights under any contract with such tribe.  Moreover,  even if a Native American tribe effectively  waives its sovereign immunity, there exists an issue as to the forum in which a lawsuit can be  brought  against  the  tribe.  Federal  courts  are  courts  of  limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to matters  concerning  Native American lands or the internal  affairs of Native
American governments. Federal courts may have jurisdiction if a federal question is raised by the lawsuit,  but that is unlikely in a typical  contract  dispute.
Diversity of citizenship,  another common basis for federal court  jurisdiction, is not  generally  present in a suit against a tribe  because a Native  American tribe is not considered a citizen of any state. Accordingly,  in most commercial disputes with tribes,  the jurisdiction of the federal courts,  may be difficult or impossible to obtain.

      WE COULD FAIL TO COMPLETE  THE VGM  OPERATION  ON TIME AND WITHIN  BUDGET.
There  can be no  assurance  that  we  will  complete  all  portions  of the VGM
operation  on  time  or  within  budget.   Construction  projects  such  as  the
construction  of the VGM operation are subject to  significant  development  and construction  risks, any of which could cause  unanticipated  cost increases and delays.

These include the following:

      o     shortages of energy, material and skilled labor;
      o     delays  in  obtaining  or  inability  to obtain  necessary  permits, licenses and approvals;
      o     changes in law applicable to VGM projects;
      o     changes to the plans or specifications;
      o     weather interferences or delays;
      o     engineering problems;
      o     labor disputes and work stoppages;
      o     disputes with contractors;
      o     environmental and real property issues;
      o     fire, earthquake and other natural disasters; and
      o     change in political, financial or economic conditions,  including as a result of international conflict.

      The casino  portion of the VGM  operation is scheduled to be completed and opened in July 2004.  However,  opening the  operation by this date assumes that there  are  no  unforeseen  difficulties  or  delays.  The  construction  design documents  for the VGM  operation  will  be  subject  to  revisions  during  the construction of the facility.  Such revisions could result in  inefficiencies or modifications to the design documents that could cause actual construction costs to exceed budgeted amounts.  For example,  certain items may need to be modified or replaced after they have been purchased, constructed or installed in order to conform with the final design documents or building code requirements. There can be no  assurance  that changes in the scope of the project will not be required, even  though they are not part of the general  contractor's  guaranteed  maximum price. The total remaining cost to design,  develop,  construct,  equip and open the VGM operation is expected to be approximately $23.4 million.

      MONTICELLO  CASINO  MANAGEMENT AND  MONTICELLO  RACEWAY  DEVELOPMENT  HAVE
ENTERED  INTO  AGREEMENTS  WITH THE  CAYUGA  NATION OF NEW YORK WHICH MAY NOT BE
FINANCEABLE  UNTIL  SOME OF THEM ARE  APPROVED  BY THE  NATIONAL  INDIAN  GAMING
COMMISSION AND/OR THE BUREAU OF INDIAN AFFAIRS. Monticello Casino Management and
Monticello  Raceway  Development  have entered into a management and development agreement  with  the  Cayuga  Nation  of  New  York,  giving  Monticello  Casino
Management  and  Monticello  Raceway   Development   exclusive   management  and
development  rights over any gaming  enterprise  on 29 acres of land adjacent to
Monticello  Raceway that is developed by the Cayuga Nation of New York. In order for Monticello Casino Management and Monticello Raceway Development to carry out their obligations under these agreements,  the Company will likely need to raise financing from outside  investors.  However,  such financing is not likely to be available on reasonable  terms,  or at all, until the  management  agreement has been approved by the National Indian Gaming  Commission and the Bureau of Indian
Affairs has approved the transfer of those 29 acres of land to the United States of America in trust for the Cayuga Nation of New York. Obtaining such approvals, however,  can take  several  years  and no  assurance  can be given  that  these approvals will be obtained at all. While the Company expects these agreements to receive an  expedited  review from the National  Indian  Gaming  Commission  and
Bureau of  Indian  Affairs,  as the  Bureau of  Indian  Affairs  has  previously approved a similar  arrangement  with respect to the same site,  prompt approval cannot be assured.

      CDL AND/OR MONTICELLO  RACEWAY MANAGEMENT MAY NOT BE ABLE TO TRANSFER LAND
TO THE UNITED  STATES OF AMERICA IN TRUST FOR THE CAYUGA  NATION OF NEW YORK FOR
THE PURPOSE OF DEVELOPING A NATIVE AMERICAN CASINO. The Indian Gaming Regulatory
Act  provides  that  all  "off-reservation"  gambling  projects  on  lands to be transferred and held in trust by the United States of America for the benefit of a Native  American  tribe must be expressly  authorized  by the Bureau of Indian
Affairs.  Specifically,  the statute  states that gaming may not be conducted on lands  acquired  by the United  States of America in trust for the  benefit of a
Native  American  tribe  after  October  17,  1988,  unless the Bureau of Indian

Affairs,  after  consultation  with the  tribe and  appropriate  state and local officials,  determines that a gaming establishment on newly acquired lands would be in the best interest of the tribe and its members,  would not be  detrimental to the surrounding community,  and the governor of the state in which the gaming activity  is  to be  conducted  concurs  with  the  Bureau  of  Indian  Affair's
determination.   While  in  2000  the  Bureau  of  Indian  Affairs  approved  an application  to transfer the same 29 acres of land subject to the Land  Purchase
Agreement  to the United  States of America in trust for the  benefit of the St.
Regis Mohawk Tribe,  no assurance can be given that the Bureau of Indian Affairs will again  approve  such a  transfer.  Absent this  approval,  it would be very difficult  for the  Company  to execute  its  current  business  plan of jointly developing a Native American casino with the Cayuga Nation of New York.

      PENDING  LAWSUITS  COULD  THREATEN THE VIABILITY OF OUR BUSINESS PLAN. The
Company's  ability  to help  develop  and  manage a Native  American  casino  in conjunction  with the Cayuga Nation of New York could be hampered by the outcome of two  pending  lawsuits  that  seek to  enjoin  the  State  of New  York  from permitting the  construction of any new Native American casinos within the State of New York's  borders.  While the trial court recently  dismissed both of these cases,  the plaintiffs  have appealed this decision.  Should an appellate  court overrule the trial court and reinstate these lawsuits, and should the plaintiffs ultimately prevail,  the Company's business would be restricted to the operation of Monticello  Raceway and video gaming machines.  Moreover,  a reinstatement of these  lawsuits,  even prior to a definitive  ruling on the merits of the cases, would hamper  fundraising  efforts and adversely  affect the  implementation  of
Empire  Resorts'  business  plan, as the Cayuga Nation of New York and investors might abandon the Native American casino project or be reluctant to invest given the uncertainty that such a holding would create.

      CERTAIN  STOCKHOLDERS OF THE COMPANY MAY BE ENTITLED TO CERTAIN RESCISSION
RIGHTS.  There is a  possibility  that the  company  may have  offered  and sold certain  shares of common stock in violation of Section 5 of the  Securities Act of 1933, as amended.  As a result, the purchasers of such shares may be entitled to a number of remedies,  including a one year rescission  right with respect to
any  shares  of  common  stock  which  have  been   improperly   sold  to  them.
Specifically,  the transactions in question relate to the sale of 579,149 shares of common stock from April 15, 2003 through  September 2003, having an aggregate purchase price of approximately $4.6 million.  Such purchasers could be entitled to have the  aggregate  purchase  price of such shares  refunded by the Company, plus interest.  The Company cannot assure investors that it has, or will be able to  obtain,  capital  sufficient  to fund any  such  repurchases,  if  required.
Currently,  the Company has reported this risk of rescission as a contingency in the notes to its  financial  statement.  However,  if it becomes  likely  that a rescission  offer  will have to be made,  the  Company  will have to adjust  its financial  statements  to  reclassify  up to  approximately  $4.6  million  from stockholders' equity to a liability.

      WE  DEPEND  ON OUR KEY  PERSONNEL  AND THE  LOSS OF THEIR  SERVICES  WOULD
ADVERSELY AFFECT OUR OPERATIONS.  If we are unable to maintain our key personnel and attract  new  employees,  the  execution  of our  business  strategy  may be hindered  and our  growth  limited.  We  believe  that our  success  is  largely dependent on the  continued  employment of our senior  management  and other key personnel.  If one or more of these  individuals  were  unable or  unwilling  to continue in their present positions, our business could be seriously harmed.

      IF WE ARE UNABLE TO ATTRACT AND RETAIN A  SUFFICIENT  NUMBER OF  QUALIFIED
EMPLOYEES  OR ARE  REQUIRED  TO  SUBSTANTIALLY  INCREASE  OUR LABOR  COSTS,  OUR
BUSINESS,  RESULTS OF  OPERATIONS  AND  FINANCIAL  CONDITION  WILL BE MATERIALLY
ADVERSELY  AFFECTED.  The operation of business requires  qualified  executives,
managers   and  skilled   employees   with  gaming   industry   experience   and
qualifications  to  obtain  the  requisite  licenses.  We  may  have  difficulty attracting and retaining a sufficient  number of qualified  employees and may be required to pay a higher level of  compensation  that we have estimated in order to do so.  If we are  unable  to  attract  and  retain a  sufficient  number  of qualified  employees or are required to substantially  increase our labor costs, our business,  results of operations and financial  condition will be materially adversely affected.

      FUTURE SALES OF OUR COMMON STOCK MAY ADVERSELY AFFECT ITS PRICE.  Recently
18,219,075  shares of our common  stock were issued  pursuant to our merger with
CDL, of which 204,965 of such shares may be resold in the public markets without restriction  and  18,014,110  of such  shares may be sold in the public  markets pursuant to volume  restrictions of Rule 144 of the Rules and Regulations of the
Securities Act of 1933, as amended.  We also recently issued 4,050,000 shares of our common stock to multiple investors in a private placement.  In addition,  we are  obligated  to issue an  additional  100,000  shares of common  stock to the
Cayuga Nation of New York under the Special Letter Agreement discussed above. If the  holders of these  shares  were to attempt to sell a  substantial  amount of their  holdings  at once,  the market  price of our common  stock  would  likely decline.  We also have  outstanding  options to purchase an aggregate of 821,228 shares  of  common  stock at an  average  exercise  price of $2.66 per share and
250,000  warrants at an exercise  price of $7.50 per  warrant.  As the  exercise price for many of these  options and warrants are well below the current  market price of our common stock,  these  options are likely to be  exercised,  causing existing stockholders to experience  substantial  dilution,  and, most likely, a consequential drop in the common stock's market price.  Moreover,  the perceived risk of this  potential  dilution  could cause  stockholders  to attempt to sell their shares and investors to "short" the stock, a practice in which an investor sells shares that he or she does not own at prevailing market prices,  hoping to purchase  shares  later at a lower  price to cover  the  sale.  As each of these events  would cause the number of shares of our common  stock being  offered for sale to increase,  the common stock's market price would likely further decline.
All of these  events  could  combine  to make it very  difficult  for us to sell equity or  equity-related  securities  in the future at a time and price that we deem appropriate.

      THE  MARKET  PRICE  OF  OUR  COMMON  STOCK  IS  VOLATILE,  LEADING  TO THE
POSSIBILITY  OF ITS VALUE BEING  DEPRESSED AT A TIME WHEN  STOCKHOLDERS  WANT TO
SELL THEIR HOLDINGS.  The market price of our common stock has in the past been, and may in the future continue to be, volatile. For instance, between January 1,
2002 and March 15,  2004,  the  closing  price of our  common  stock has  ranged between $1.39 and $16.74.  A variety of events may cause the market price of our common stock to fluctuate  significantly,  including but not necessarily limited to:

            o     quarter to quarter variations in operating results;

            o     adverse news announcements; and

            o     market conditions for the gaming industry.

      In addition, the stock market in recent years has experienced  significant price and volume  fluctuations for reasons  unrelated to operating  performance.
These market  fluctuations may adversely affect the price of our common stock at a time when an investor wants to sell its interest in us.

      CERTAIN  PROVISIONS  OF THE COMPANY'S  CERTIFICATE  OF  INCORPORATION  AND
BYLAWS  DISCOURAGE  UNSOLICITED  TAKEOVER  PROPOSALS  AND COULD PREVENT YOU FROM
REALIZING A PREMIUM  RETURN ON YOUR  INVESTMENT IN THE  COMPANY'S  COMMON STOCK.
Concurrently with the closing of the merger, the Company amended its certificate of incorporation and bylaws in order to divide its board of directors into three classes of directors, with each class constituting one-third of the total number of directors and the members of each class serving  staggered  three-year terms.
The  classification  of the board of directors  will make it more  difficult for stockholders to change the composition of the board of directors  because only a minority of the directors can be elected at once. The classification  provisions could also  discourage a third party from  accumulating  the Company's  stock or attempting to obtain  control of the Company,  even though this attempt might be beneficial  to the  Company  and  some,  or a  majority,  of  its  stockholders.
Accordingly,  under certain  circumstances the Company's  stockholders  could be deprived of opportunities to sell their shares of common stock at a higher price than might  otherwise  be  available.  In  addition,  pursuant to the  Company's
certificate  of  incorporation,   the  Company's  board  of  directors  has  the
authority, without further action by the stockholders,  to issue up to 3,269,304 shares of preferred  stock on such terms and with such rights,  preferences  and designations,  including,  without  limitation,  restricting  dividends  on  the
Company's  common  stock,  dilution  of the  common  stock's  voting  power  and impairing the liquidation  rights of the holders of the Company's  common stock, as its board of  directors  may  determine.  Issuance of such  preferred  stock, depending  upon its  rights,  preferences  and  designations,  may also have the effect of delaying, deterring or preventing a change in control.

      OUR  LARGE  AMOUNT  OF  UN-ISSUED  PREFERRED  STOCK  MAY  DETER  POTENTIAL
ACQUIRERS.  Our board of directors has the authority,  without further action by the  stockholders,  to issue up to 3,269,304  shares of preferred  stock on such terms and with such rights,  preferences and  designations,  including,  without limitation,  restricting  dividends on our common stock,  dilution of the common stock's voting power and impairing the liquidation  rights of the holders of our common stock,  as our Board of Directors  may determine  without any vote of the stockholders.  Issuance  of such  preferred  stock,  depending  upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or  preventing  a  change  in  control.  In  addition,  certain  "anti-takeover"
provisions of the Delaware  General  Corporation  Law,  among other things,  may restrict the ability of stockholders to authorize a merger, business combination or change of control.  Failure to consummate  such a proposed  merger,  business
combination  or  change  in  control  could  result  in  investors   missing  an
opportunity  to sell their  interests  in us at a  significant  premium over the market price.

RESULTS OF OPERATIONS

      The  Company  had no  operating  revenue  during  the fiscal  years  ended
December 31, 2003 and 2002.

      Net loss was approximately $8 million for the year ended December 31, 2003 which compares with a net loss of approximately $9.5 million for the same period of  2002.  After  providing  for  dividends  on  preferred  stock,  the net loss applicable to common shares was approximately $9.6 million or $1.74 per share in
2003 compared to a net loss of approximately  $9.7 million or $2.10 per share in
2002.

MISSISSIPPI

THE BAYOU CADDY'S JUBILEE CASINO

      The Bayou  Caddy's  Jubilee  Casino began its  operation in  Greenville in
November 1995 and was the second casino operating in a very discrete market. The operations were meeting or exceeding all of management's expectations.  In early
1997 a third  casino  opened in  Greenville  and it became clear that the market would not expand  sufficiently  to accommodate  the additional  capacity.  After considerable  deliberation,  management took the decision to exit the Greenville market and on March 2, 1998, we sold our interest in the Greenville Inn & Suites and the Bayou Caddy's  Jubilee Casino to Greenville  Casino  Partners,  L.P., an
entity in which we held a 25%  (subsequently  reduced to  approximately  19% for capital  call  adjustments)  interest,  and with which we  entered  into a hotel management contract. In March 2002, Greenville Casino Partners, L.P. sold all of the entity's  operations  and assets to JMBS Casino LLC.  Our proceeds  from the sale were approximately $2.8 million.  Prior to the sale we assigned our related hotel management  contract to Greenville C.P., Inc. for an additional  $510,000.
An additional $1 million was held in escrow for 18 months pending any claims the purchaser may have against  Greenville  Casino  Partners,  L.P. In April 2003 we
received  $135,000 in full settlement of the escrow and have no further interest in the entity.

THE JUBILATION CASINO VESSEL

      On July 8, 1999, the Company through our subsidiary, Jubilation Lakeshore,
Inc.,  contributed our inactive gaming vessel,  Bayou Caddy's  Jubilation Casino
("Jubilation"),  to Casino  Ventures,  LLC, in exchange  for $150,000 in cash, a promissory  note of  approximately  $1.4 million plus a non-managing  membership interest in Casino Ventures.

      In December 2002, we recognized a $3 million  impairment loss reflecting a casualty loss on the Jubilation vessel.

      Effective  June 30,  2003,  the Company and PDS  Special  Situations,  LLC
("PDS"), a Nevada limited liability  company,  entered into an agreement for PDS to purchase the Company's membership interest in Casino Ventures, LLC and all of the  Company's  former debt  agreements.  The Company sold 75% of its issued and outstanding  equity interests in Casino  Ventures,  LLC in exchange for $10,000, with the remaining  interest owned by the Company,  which totaled 18% then being sold and  transferred for an additional  $40,000 upon the  procurement  from the other 7% interest holders' membership interests. The Company recorded $10,000 of proceeds  from the sale of its interest and will record the  additional  $40,000 proceeds  upon the receipt of the final  payment.  The net effect of the sale in the 2003 consolidated financial statements was a loss of approximately $30,000.

LIQUIDITY AND CAPITAL RESOURCES

      For the year ended  December  31,  2003,  the Company had net cash used in operating  activities of $3.3 million. The uses were the result of a net loss of approximately  $8 million  includes  gain on sale of investment  and  management contract of $135,000, equity in loss of affiliate of approximately $1.6 million, and stock based  compensation  to employees and affiliates of  approximately  $3 million.

      Cash used in investing  activities of approximately  $409,000 consisted of
$145,000  of  proceeds  from  the sale of  investments  and  related  management contract,  offset  by  approximately  $455,000  of  additional  investments  and advances in CDL and approximately  $113,000 used in the purchase of property and equipment.

      Cash provided by financing  activities of  approximately  $3.5 million was substantially  attributable to  approximately  $4.7 million in proceeds from the sale of stock  which  was used to repay  approximately  $1.5  million  of a note payable.  There is a  possibility  that the  Company  may have  offered and sold certain  shares of common stock in violation of Section 5 of the  Securities Act of 1933, as amended.  As a result, the purchasers of such shares may be entitled to a number of remedies  including a one year  rescission  right with respect to any shares of common stock which were improperly sold to them. Specifically, the transactions  in question  relate to the sale of 579,149  shares of common stock from April 15, 2003 through September 2003 that had an aggregate  purchase price of  approximately  $4.6 million.  Such purchasers  could be entitled to have the aggregate purchase price of such shares refunded by the Company,  plus interest.
The  Company  cannot  assure  investors  that it has, or will be able to obtain, capital sufficient to fund any such repurchases, if required.

      The Company was  indebted to Societe  Generale for a $1.6 million note due in installments plus accrued interest at 16% per annum.  Installment payments in the amount of $400,000 each plus accrued  interest were due in both February and
March 2003,  respectively,  with the balance due in June 2003.  On February  28,
2003,  the Company  entered  into an  amendment to extend the February and March
2003 payments until April 15, 2003. On April 15, 2003, the Company  entered into a second  amendment  to the  agreement  was  entered  into  requiring  principal payments of  $150,000  in cash and  $100,000  plus  accrued  interest of $89,000 through the issuance of common stock. The balance of approximately  $1.4 million due on June 15,  2003 plus  accrued  interest  was paid in full on June 20, 2003 after entering into an additional five day extension agreement with the lender.

      The Company had no  operations  in the past two years.  It has incurred an accumulated  deficit and current net losses of  approximately  $119  million and
$110 million as of December 31, 2003 and 2002, respectively.  In March 2002, the
Company sold its investment in Greenville Casino Partners, LP ("GCP") along with
its  related  supervisory   management  contract  for  an  aggregate  amount  of
approximately  $3.3  million in cash.  In April of 2003,  the final  proceeds of
$135,000 were received.

      On October 29, 2003,  Monticello Raceway  Management,  Inc.  consummated a
$3.5 million loan  agreement  with The Berkshire  Bank. The loan is secured by a leasehold  mortgage,  a pledge of raceway  revenues  and  security  interests in certain  equipment.  The  leasehold  mortgage  loan bears  interest at 8.75% and matures in two years, with monthly principal and interest payments based on a 48 month  amortization  schedule.  This  obligation was paid in full on February 4,
2004.

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

OFF-BALANCE SHEET ARRANGEMENTS

      It is not the Company's usual business  practice to enter into off-balance sheet  arrangements  such as  guarantees  on loans  and  financial  commitments, indemnification arrangements,  and retained interests in asset transferred to an
unconsolidated   entity  for  securitization   purposes.   Notwithstanding   the
foregoing,  on October 29, 2003, the Company entered into a surety  agreement in favor of the Berkshire  Bank to guarantee a $3.5 million loan made to Monticello
Raceway Management, Inc. This loan was subsequently repaid in February, 2004. On
January 12, 2004, the Company also entered into an agreement with the Litigation
Trust  pursuant to which the Company  will provide the  Litigation  Trust with a
$2.5 million  line of credit to finance the  litigation.  This  agreement is not expected to have a material current or future effect on its financial condition, changes in financial  condition,  revenues or expenses,  results of  operations, liquidity, capital expenditures or capital resources.

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

      Management  periodically  reviews the carrying value of its investment and advancement  in CDL and  deferred  development  cost in relation  to  historical results,  as well as  management's  best estimate of future  trends,  events and overall  business  climate.  If such reviews indicate that the carrying value of such assets may not be recoverable, we would then estimate the future cash flows
(undiscounted  and  without  interest  charges).  If such  future cash flows are insufficient  to recover the carrying  amount of the assets,  then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

      RECENT ACCOUNTING  PRONOUNCEMENTS.  The FASB issued FIN 46, "Consolidation of Variable Interest Entities," in January 2003, and subsequently modified it in
December 2003. This  Interpretation  provides guidance on the  identification of entities for which control is achieved  through means other than through  voting rights, so called variable  interest entities (VIEs),  and how to determine when and which business enterprises should consolidate variable interest entities. If an entity is identified as the variable interest  entity's primary  beneficiary, the entity is required to consolidate the variable  interest entity. In December
2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003,  which among other things,  revised the  implementation date to the first  fiscal year or interim  period  ending  after March 15, 2004, with the  exception  of Special  Purpose  Entities.  The  Company  is  currently evaluating the potential impact the adoption of this interpretation will have on its consolidated financial statements.

      In May 2003,  FASB issued  Statement  of  Financial  Accounting  Standards
(SFAS)  No.  150,   "Accounting   for   Certain   Financial   Instruments   with
Characteristics  of both  Liabilities  and  Equity."  SFAS No. 150  changes  the accounting for certain  financial  instruments,  which under  previous  guidance could be  classified  as equity or  mezzanine  equity,  by now  requiring  those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial  position.  The company has determined  that SFAS No.
150 will not affect its financial position or results of operations.

      In December 2003, the Securities  Exchange  Commission  (SEC) issued Staff
Accounting  Bulletin (SAB) No.  104,"Revenue  Recognition."  SAB No. 104 updates portions of the interpretive  guidance  included in Topic 13 of the codification of  Staff  Accounting  Bulletins  in order to make  this  interpretive  guidance consistent with current  authoritative  accounting and auditing guidance and SEC rules and regulations.  The company believes it is following the guidance of SAB
No. 104.

      STOCK OPTIONS.  Effective  January 1, 2003,  the Company  adopted the fair value  provisions  of  Statement  of  Financial  Accounting  Standards  No.  123
"Accounting for  Stock-Based  Compensation"  (SFAS 123) on a prospective  basis.
Awards  granted under the Company's  three stock option plans and awards granted to  non-employees  have been included in loss from operations for the year ended
December  31, 2003.  Net loss for the year ended  December 31, 2002 is less than that which would have been  recognized  if the fair value based  method had been applied to all awards since the original effective date of SFAS 123.

      The following table illustrates the effect on operation and loss per share if the fair value based method had been applied to all  outstanding and unvested awards in each period:

                                                                        Year Ended
                                                           December 31, 2003    December 31, 2002
                                                            (in thousands except per share data)

      Loss as reported:
           Applicable to common shares ..............          $  (9,579)          $  (9,674)
      Deduct: Total stock-based compensation
           expense determined under fair value based
           method for all awards granted modified or
           settled during each period, net of related
           tax effects ..............................                 --                 (80)
      Pro forma net loss:
            Applicable to common shares .............             (9,579)             (9,754)
            Loss, basic as reported .................              (1.74)              (2.10)
            Basic, pro forma ........................              (1.74)              (2.11)
            Diluted as reported .....................              (1.74)              (2.10)
           Diluted, pro forma .......................          $   (1.74)          $   (2.11)

SUBSEQUENT EVENTS

INVESTMENT IN MONTICELLO, NEW YORK

      The  acquisition  of  Monticello  Raceway  Management,  Monticello  Casino
Management,  Monticello Raceway Development  Company,  and Mohawk Management for
80.25% of the Company's  common stock,  or  18,219,075  shares,  calculated on a post-merger, fully diluted basis was completed January 12, 2004.

ASSIGNMENT OF LITIGATION CLAIMS

      On January 12, 2004 in order to better focus on the  implementation of the
New York State  Lottery's  video gaming machine  program and the  development of other gaming operations at Monticello  Raceway and as a condition to the closing of the consolidation with CDL, all claims relating to certain litigation against parties  alleged to have  interfered  with CDL's  relations  with the St.  Regis
Mohawk  Tribe,  along  with the  rights to any  proceeds  from any  judgment  or settlement that may arise from such  litigation,  were  transferred to a grantor trust in which the Company's common  stockholders of record  immediately  before the merger's  closing (but  following the redemption of the common stock held by
Bryanston  Group and Beatrice  Tollman)  will have a 19.75%  interest,  with the members  of CDL  and  Monticello  Raceway  Development  immediately  before  the merger's closing owning the remaining 80.25%.  The Company will separately enter into an agreement with the  Litigation  Trust pursuant to which the Company will provide the trust with a $2.5 million line of credit to finance the  litigation.
However,  aside  from  performing  its  obligations  under  this line of credit, neither the Company nor any of its post-merger subsidiaries will have any future involvement with the ongoing litigation or any future suits that may arise. Paul
A.  deBary,  a  member  of the  Company's  board of  directors,  and  Joseph  E.
Bernstein,  a member of the Company's board of directors and a managing director of  Americas  Tower  Partners,  have  agreed  to  serve as  co-trustees  for the
Litigation  Trust.  For these services,  Messrs.  deBary and Bernstein will each receive $60,000 per year and 1% and 4%,  respectively,  of any proceeds that the
Litigation Trust receives from the ongoing litigation,  or any future litigation that may be brought by the Litigation Trust.  Moreover, any proceeds received by the  Litigation  Trust  shall  first  be  applied  to pay  the  expenses  of the
Litigation Trust, including compensation of the trustees, second, to provide for a reserve, if necessary,  for future expenses of the Litigation Trust, third, to repay the Company, in addition to any amounts borrowed under the line of credit, up to $7.5  million to  compensate  the  Company for other  previously  incurred expenses in connection  with the  litigations,  with the remaining  amount to be distributed  pro rata to the Litigation  Trust's  beneficiaries.  A registration statement concerning this distribution on Form S-1 was filed with the Securities and Exchange Commission by the Catskill Litigation Trust and became effective on
March 5, 2004.

STOCK REDEMPTION

      On  December  10,  2002,  the  Company  entered  into  a  recapitalization agreement with Stanley Tollman, Beatrice Tollman (Stanley Tollman's wife), Monty
Hundley,  Bryanston Group and Alpha Monticello, a wholly owned subsidiary of the
Company.  Under this  agreement,  each of Bryanston  Group and Beatrice  Tollman granted the Company a three year option to redeem from them up to 2,326,857  and
66,000 shares of the Company's common stock, respectively, at a redemption price of $2.12 per share,  payable in cash or by promissory note.  Bryanston Group and
Beatrice  Tollman also granted Robert A. Berman,  the Company's  chief executive officer, an irrevocable three year proxy to vote these shares of common stock at his discretion.

      On  January  9, 2004  prior to the  closing  of the  merger  with CDL,  in accordance with the terms of the restated  contribution  agreement,  the Company redeemed  all of the shares of the  Company's  common stock that were subject to the  recapitalization  agreement  and that  were  held by  Bryanston  Group  and
Beatrice Tollman.  In order to consummate this redemption,  the Company issued a promissory note in the sum of approximately  $5.1 million to Bryanston Group and
Beatrice  Tollman in exchange for their  shares.  The note is payable over three years pursuant to the following schedule:

                   Date                                         Amount
                   ----                                         ------

      (1 Year Anniversary of Note)                   (13.33% of the Note Amount)
      (18 Month Anniversary of Note)                 (17.78% of the Note Amount)
      (2 Year Anniversary of Note)                   (22.22% of the Note Amount)
      (30 Month Anniversary of Note)                 (26.67% of the Note Amount)
      (3 Year Anniversary of Note)                   (20.00% of the Note Amount)

      In  addition,  under the terms of the note,  interest  would accrue on the outstanding  principal  amount  at the  rate  of 7% per  annum,  and  upon  each principal  amount  payment,  the Company will also be required to pay all unpaid accrued interest with respect to such principal amount payment.

PRIVATE PLACEMENT

      On January 30, 2004 the Company closed a private sale of 4,050,000  shares of common  stock,  to multiple  investors,  at a price of $7.50 per share.  This sale,  net of  expenses,  increased by  approximately  $30 million our funds for development and operations.

ITEM 7. FINANCIAL STATEMENTS.

            See Index to Financial Statements attached hereto.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE

            Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

      An  evaluation  was  carried  out  under  the  supervision  and  with  the participation of the Company's management, including the Chief Executive Officer
("CEO")  and  Chief  Financial  Officer  ("CFO"),  of the  effectiveness  of the
Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have  concluded that as of the end of the period covered by this report, the  Company's  disclosure  controls  and  procedures  are  effective to provide reasonable  assurance  that the  information  required  to be  disclosed  by the
Company in reports that it files or submit under the Securities  Exchange Act of
1934 is recorded,  processed,  summarized and timely reported as provided in the
Securities and Exchange  Commission  rules and forms.  The Company  periodically reviews the design and  effectiveness  of our internal  controls over  financial reporting,  including compliance with various laws and regulations that apply to the Company's operations.  The Company makes modifications to improve the design and  effectiveness  of  its  internal  control  structure  and  may  take  other corrective action if the Company's  reviews identify  deficiencies or weaknesses in its controls.  No changes occurred during the year ended December 31, 2003 in the Company's  internal  controls over financial  reporting that have materially affected,  or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required to be set forth in this Item will be incorporated by reference from the Company's  proxy statement to be filed no later than April
29, 2004 pursuant to Regulation 14A of the General Rules and  Regulations  under the Securities Exchange Act of 1934, as amended.

ITEM 10. EXECUTIVE COMPENSATION

      The information required to be set forth in this Item will be incorporated by reference from the Company's  proxy statement to be filed no later than April
29, 2004 pursuant to Regulation 14A of the General Rules and  Regulations  under the Securities Exchange Act of 1934, as amended.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.

      The information required to be set forth in this Item will be incorporated by reference from the Company's  proxy statement to be filed no later than April
29, 2004 pursuant to Regulation 14A of the General Rules and  Regulations  under the Securities Exchange Act of 1934, as amended.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required to be set forth in this Item will be incorporated by reference from the Company's  proxy statement to be filed no later than April
29, 2004 pursuant to Regulation 14A of the General Rules and  Regulations  under the Securities Exchange Act of 1934, as amended.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

      The following documents are filed or part of this report:

1. FINANCIAL REPORTS

EMPIRE RESORTS, INC.

CATSKILL DEVELOPMENT, LLC

2. EXHIBITS

3.1         Certificate of Incorporation, dated March 19, 1993. (1)
3.2         Certificate  of Amendment of  Certificate  of  Incorporation,  dated
            August 15, 1993. (1)
3.3         Certificate  of Amendment of  Certificate  of  Incorporation,  dated
            December 18, 1996. (1)
3.4         Certificate  of Amendment of  Certificate  of  Incorporation,  dated
            September 22, 1999. (1)
3.5         Certificate of Amendment of the Certificate of Incorporation,  dated
            June 13, 2001. (1)
3.6         Certificate of Amendment to the Certificate of Incorporation,  dated
            May 15, 2003. (1)
3.7         Certificate  of  Amendment  to  the  Certificate  of  Incorporation,
            January 12, 2004. (1)
3.8         Second Amended and Restated By-Laws, as of Feb. 12, 2002. (1)
3.9         Amendment No. 1 to the Second  Amended and Restated  By-Laws,  dated
            November 11, 2003. (1)
4.1         Form of Common Stock  Certificate,  incorporated by reference to the
            Company's  Proxy  Statement,  filed with the Securities and Exchange
            Commission (the "SEC") on May 8, 2002.
4.2         Certificate  of  Designations,  Preferences  and Rights of Preferred
            Stock, Series B, dated July 31, 1996. (1)
4.3         Certificate of Designation setting forth the Preferences, Rights and
            Limitations  of  Series B  Preferred  Stock and  Series C  Preferred
            Stock, dated May 29, 1998. (1)
4.4         Certificate of Amendment to the  Certificate of Designation  setting forth the Preferences,  Rights and Limitations of Series B Preferred
            Stock and Series C Preferred Stock, dated June 13, 2001. (1)
4.5         Certificate of the Designations,  Powers,  Preferences and Rights of
            the Series E Preferred Stock, dated December 10, 2002. (1)

4.6         Certificate of Amendment of Certificate of the Designations, Powers,
            Preferences  and Other  Rights  and  Qualifications  of the Series E
            Preferred Stock, dated January 12, 2004. (1)
10.1        Form of Indemnification  Agreement between the Company and directors and executive officers of the Company. (2)
10.2        1993 Stock Option Plan. (2)
10.3        1998 Stock Option Plan. (3)
10.4        Form of Amended and Restated Contribution  Agreement (with exhibits)
            between the Company and Watertone Holdings, LP, dated as of February
            8, 2002. (4)
10.5        Form of Stock Option Agreement by and between the Company and Robert
            Berman. (4)
10.6        Form of Stock Option  Agreement by and between the Company and Scott
            Kaniewski. (4)
10.7        Irrevocable  Proxy and Voting Agreement  granted by Bryanston Group,
            Inc. to Robert Berman for a duration of three years, dated April 30,
            2002,  incorporated by reference to the Company's  Current Report on
            Form 8-K, filed with the SEC on May 1, 2002.
10.8        Recapitalization  Agreement, dated December 10, 2002, by and between
            Alpha Hospitality  Corporation,  Alpha Monticello,  Inc.,  Bryanston
            Group,  Inc.,  Stanly Tollman,  Beatrice  Tollman and Monty Hundley,
            incorporated  by reference to the Company's  Current  Report on Form
            8-K/A, filed with the SEC on February 10, 2003.
10.9        Land Purchase Agreement and Shared Facilities  Agreement between the
            Cayuga Catskill Gaming  Authority and Catskill  Development,  L.L.C.
            (5)
10.10       Gaming Facility  Management  Agreement among the Cayuga Nation,  the
            Cayuga Catskill Gaming Authority and Monticello  Casino  Management,
            LLC. (5)
10.11       Gaming  Facility  Development and  Construction  Agreement among the
            Cayuga Nation,  the Cayuga Catskill Gaming  Authority and Monticello
            Raceway Development Company, LLC. (5)
10.12       Letter Agreement among Empire Resorts,  Inc. (fka Alpha  Hospitality
            Corporation), Catskill Development, LLC and the Cayuga Nation. (5)
10.13       Securities Contribution Agreement,  dated July 3, 2003, by and among
            Empire Resorts, Inc., Catskill Development,  L.L.C.,  Americas Tower
            Partners and BKB, L.L.C., incorporated by reference to the Company's
            Current Report on Form 8-K, filed with the SEC on July 10, 2003.
10.14       Surety  Agreement,  dated  October 29, 2003,  made by the Company in favor  of The  Berkshire  Bank,  incorporated  by  reference  to the
            Company's  Current Report on Form 8-K, filed with the SEC on October
            31, 2003.
10.15       Amended  and  Restated  Securities  Contribution  Agreement,   dated
            December  12,  2003,  by and among Empire  Resorts,  Inc.,  Catskill
            Development,  L.L.C.,  and members of both Catskill  Development and
            Monticello  Raceway  Development,  incorporated  by reference to the
            Company's  Current Report on Form 8-K, filed with the SEC on January
            13, 2004.
10.16       Form of Securities Purchase Agreement, dated as of January 26, 2004, among the Company and the  purchasers  identified  on the  signature pages thereto. (1)
10.17       Form of Registration Rights Agreement, dated as of January 26, 2004, by and among the Company and the investors signatory thereto. (1)
10.18       Five Year Warrant issued to Jefferies & Company, Inc., dated January
            30, 2004, to purchase  250,000 shares of Common Stock at an exercise price of $7.50 per share. (1)
10.19       Registration Rights Agreement,  dated as of January 30, 2004, by and among the Company and Jefferies & Company, Inc. (1)
10.20       Amended and Restated Employment Agreement by and between the Company and Robert A. Berman, dated as of January 12, 2004.(1)
10.21       Amended and Restated Employment Agreement by and between the Company and Scott A. Kaniewski, dated as of January 12, 2004. (1)
14.1        Code of Ethics. (1)
21.1        List of Subsidiaries. (1)
23.1        Consent of Independent Certified Public Accountants. (1)
23.2        Consent of Independent Certified Public Accountants. (1)
31.1        Section 302 Certification of Principal Executive Officer. (1)
31.2        Section 302 Certification of Principal Financial Officer. (1)
32.1        Section 906 Certification of Principal Executive Officer. (1)
32.2        Section 906 Certification of Principal Financial Officer. (1)

----------

(1)   Filed herewith.
(2)   Incorporated by reference to the Company's  Registration Statement on Form
      SB-2  (File  No.  33-64236),  filed  with the SEC on June 10,  1993 and as amended on  September  30, 1993,  October 25,  1993,  November 2, 1993 and
      November 4, 1993, which  Registration  Statement became effective November
      5, 1993. Such Registration Statement was further amended by Post Effective
      Amendment filed on August 20, 1999.
(3)   Incorporated by reference to the Company's Proxy Statement, filed with the
      SEC on August 25, 1999.
(4)   Incorporated  by reference to the  Company's  Current  Report on Form 8-K, filed with the SEC on February 26, 2002.
(5)   Incorporated  by reference to the  Company's  Current  Report on Form 8-K, filed with the SEC on November 3, 2003.

(b) Reports on Form 8-K in the last quarter covered by this report.

      Current Report on Form 8-K
      Date filed - October 8, 2003
      Item 5 - Other Events
      Item 7 - Financial Statements and Exhibits

      Current Report on Form 8-K
      Date filed - October 31, 2003
      Item 5 - Other Events
      Item 7 - Financial Statements and Exhibits

      Amendment to Current Report on Form 8-K
      Date filed - November 3, 2003
      Item 5 - Other Events
      Item 7 - Financial Statements and Exhibits

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The information required to be set forth in this Item will be incorporated by reference from the Company's  proxy statement to be filed no later than April
29, 2004 pursuant to Regulation 14A of the General Rules and  Regulations  under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

      Pursuant  to the  requirements  of Section  13 or 15(d) of the  Securities
Exchange  Act of 1934,  the  Company has duly caused this report to be signed on its behalf by the  undersigned,  thereunto duly  authorized,  in the City of New
York, State of New York on the 26th day of March 2004.

                                          EMPIRE RESORTS, INC

                                          By: /s/ Robert A. Berman
                                              ----------------------------------
                                              Robert A. Berman
                                              Chief Executive Officer

POWER OF ATTORNEY

      Know all men by these presents,  that each person whose signature  appears below hereby  constitutes  and appoints  Robert A. Berman and Scott A. Kaniewski his true and lawful  attorney-in-fact and agent, with full power of substitution and  re-substitution  for him and in his name,  place and stead,  in any and all capacities,  to sign any and all  amendments to this Form 10-KSB and to file the same, with exhibits thereto, and other documents in connection  therewith,  with the Securities and Exchange Commission,  granting unto said attorney-in-fact and agent full power and  authority  to do and perform  each and every act and thing requisite  and  necessary to be done, as fully to all intents and purposes as he might or could do in  person,  hereby  ratifying  and  confirming  all that said attorney-in-fact  and  agent or either of them,  or their or his  substitute  or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities  Exchange Act of 1934, this report has been signed below by the  following  persons on behalf of the Company and in the capacities and on the date indicated.

Signature                    Title                                Date

/s/ David Matheson           Chairman of the Board and Director   March 26, 2004
--------------------------
David Matheson

/s/ Robert A. Berman         Chief Executive Officer and          March 26, 2004
--------------------------   Director (Principal Executive
Robert A. Berman             Officer)

/s/ Scott A. Kaniewski       Chief Financial Officer (Principal   March 26, 2004
--------------------------   Accounting and Financial Officer)
Scott A. Kaniewski

/s/ David P. Hanlon          Vice Chairman of the Board and       March 26, 2004
--------------------------   Director
David P. Hanlon

/s/ Morad Tahbaz             President and Director               March 26, 2004
--------------------------
Morad Tahbaz

/s/ Paul deBary              Director                             March 26, 2004
--------------------------
Paul deBary

/s/ John Sharpe              Director                             March 26, 2004
--------------------------
John Sharpe

Signature                    Title                                Date

/s/ Ralph J. Bernstein       Director                             March 26, 2004
--------------------------
Ralph J. Bernstein

/s/ Arthur I. Sonnenblick    Director                             March 26, 2004
--------------------------
Arthur I. Sonnenblick

/s/ Joseph Bernstein         Director                             March 26, 2004
--------------------------
Joseph Bernstein

                 FRIEDMAN
                 ALPREN &                                 1700 BROADWAY
                 GREEN LLP                                    NEW YORK, NY 10019
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS                  212-842-7000
                                                              FAX 212-842-7001
                                                              www.nyccpas.com

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

TO THE STOCKHOLDERS OF EMPIRE RESORTS, INC. AND SUBSIDIARIES

      We have  audited the  accompanying  consolidated  balance  sheet of EMPIRE
RESORTS,  INC.  AND  SUBSIDIARIES  as of  December  31,  2003,  and the  related consolidated  statements of operations,  changes in cash flows and stockholders'
equity  for the  years  ended  December  31,  2003  and  2002.  These  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is to express an opinion on these financial  statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material  respects,  the financial  position of EMPIRE RESORTS,  INC. AND
SUBSIDIARIES  as of December 31, 2003, and the results of its operations and its cash flows for the years ended  December  31, 2003 and 2002 in  conformity  with accounting principles generally accepted in the United States of America.

                                             /s/ Friedman Alpren & Green LLP
                                             -----------------------------------
                                                 Friedman Alpren & Green LLP

New York, New York
March 5, 2004

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                     ASSETS

CURRENT ASSETS:
  Cash                                                                $      18
  Other current assets                                                       17
                                                                      ---------
     Total current assets                                                    35

INVESTMENT AND ADVANCES IN AFFILIATE                                      5,542

DEFERRED DEVELOPMENT COSTS                                                2,440
                                                                      ---------

TOTAL ASSETS                                                          $   8,017
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                               $   1,489
  Accrued payroll and related liabilities                                    35
                                                                      ---------
     Total current liabilities                                            1,524

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,75,000 shares
    authorized, 5,987  issued                                                60
  Preferred stock, 5,000 shares authorized
    $.01 par value;
  Series B, 44 issued and outstanding                                        --
  Series E, $10.00 Redemption Value, 1,731
    issued and outstanding                                                6,855
  Capital in excess of par value                                        118,218
  Accumulated deficit                                                  (118,640)
                                                                      ---------
     Total stockholders' equity                                           6,493
                                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                             $   8,017
                                                                      =========

          See accompanying notes to consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                             2003          2002
                                                             ----          ----

REVENUES:                                                 $    --       $    --
                                                          -------       -------

COSTS AND EXPENSES:
     Selling, general and administrative                    6,865         2,627
     Interest                                                 556           459
     Depreciation                                              --            77
     Pre-opening and development costs                         --            24
                                                          -------       -------
               Total costs and expenses                     7,421         3,187
                                                          -------       -------

OTHER LOSS
     Equity in loss of affiliate                           (1,631)           --
     Impairment loss on investment                         (6,934)
     Impairment loss - Casino Ventures                         --        (3,000)
     Gain on sale of investments and related
         management contract                                  135         3,277
     Recovery of insurance proceeds                           500            --
     Gain on extinguishment of debt                           389           326
                                                          -------       -------
               Total other loss                              (607)       (6,331)
                                                          -------       -------

LOSS FROM OPERATIONS BEFORE
     MINORITY INTEREST                                     (8,028)       (9,518)

MINORITY INTEREST                                              --            18
                                                          -------       -------

NET LOSS                                                   (8,028)       (9,500)
                                                          =======       =======

CUMULATIVE UNDECLARED DIVIDENDS
     ON PREFERRED STOCK                                    (1,551)         (174)
                                                          -------       -------

LOSS APPLICABLE TO COMMON SHARES                           (9,579)       (9,674)
                                                          =======       =======

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING, basic and diluted                         5,501         4,615
                                                          =======       =======

LOSS PER COMMON SHARE, basic and diluted                  $ (1.74)      $ (2.10)
                                                          =======       =======

          See accompanying notes to consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                 Preferred Stock            Preferred Stock            Preferred Stock
                                                     Series B                   Series C                   Series D
                                               Shares       Amount        Shares        Amount       Shares         Amount
                                               ---------------------------------------------------------------------------
Balances, December 31, 2001 .................     821       $    8           135       $     1            1        $     0
                                               ===========================================================================
Preferred stock dividend
   payable in common stock ..................
Stock compensation to employees .............
Preferred stock converted to debt ...........                                                            (1)
Common stock issued from
   exercise of stock options ................
Preferred stock converted to
   common stock .............................    (777)          (8)         (135)           (1)
Long term debt converted to
   common stock .............................
Common Stock issued to acquire interest in
   Catskill Development, LLC ("CDL") ........
Preferred stock issued in settlement
   of debt & to acquire additional
   interest in CDL ..........................
Purchase of Treasury Shares .................
Net loss ....................................
                                               ---------------------------------------------------------------------------
Balances, December 31, 2002 .................      44       $    0             0       $     0            0        $     0
                                               ===========================================================================
Declared and paid Preferred dividends .......
Stock based compensation ....................
Common stock issued from
   exercise of stock options and warrants ...
Common stock issued in settlement
   of liabilities ...........................
Common stock issued for payment
   of interest ..............................
Retirement of Treasury Shares ...............
Common stock issued thru private
   placement sales ..........................
Common stock issued for investment CDL ......
Common stock issued for deferred
   development cost .........................
Net loss ....................................
                                               ---------------------------------------------------------------------------
Balances, December 31, 2003 .................      44       $    0             0       $     0            0        $     0
                                               ===========================================================================

                                                  Preferred Stock                                       Capital in
                                                      Series E                 Common Stock             Excess of      Accumulated
                                               Shares        Amount       Shares          Amount        Par Value      Deficit
                                               -----------------------------------------------------------------------------------
Balances, December 31, 2001 .................       0             0        2,629         $     26        $92,196       $ (95,173)
                                               ===================================================================================
Preferred stock dividend
   payable in common stock ..................                                415                4          5,768          (5,772)
Stock compensation to employees .............                                  5                0             39
Preferred stock converted to debt ...........                                                             (1,079)
Common stock issued from
   exercise of stock options ................                                  8                1             32
Preferred stock converted to
   common stock .............................                                946               10          2,489
Long term debt converted to
   common stock .............................                                324                3            372
Common Stock issued to acquire interest in
   Catskill Development, LLC ("CDL") ........                                576                5          6,929
Preferred stock issued in settlement
   of debt & to acquire additional
   interest in CDL ..........................   1,731         6,855
Purchase of Treasury Shares .................                                 (5)               0            (35)
Net loss ....................................                                                                             (9,500)
                                               -----------------------------------------------------------------------------------
Balances, December 31, 2002 .................   1,731        $6,855        4,898         $     49       $106,711       $(110,445)
                                               ===================================================================================
Declared and paid Preferred dividends .......                                 41                1            166            (167)
Stock based compensation ....................                                 25                0          3,012
Common stock issued from
   exercise of stock options and warrants ...                                120                1            229
Common stock issued in settlement
   of liabilities ...........................                                 46                1            414
Common stock issued for payment
   of interest ..............................                                 21                0            320
Retirement of Treasury Shares ...............                                                   0            (35)
Common stock issued thru private
   placement sales ..........................                                605                6          4,682
Common stock issued for investment CDL ......                                 31                0            281
Common stock issued for deferred
   development cost .........................                                200                2          2,438
Net loss ....................................                                                                             (8,028)
                                               -----------------------------------------------------------------------------------
Balances, December 31, 2003 .................   1,731        $6,855        5,987         $     60       $118,218       $(118,640)
                                               ===================================================================================

          See accompanying notes to consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                              2003          2002
                                                                              ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .......................................................      $(8,028)      $(9,500)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
                  Gain on sale of investment and related
                    management contract .............................         (135)       (3,277)
                  Gain on extinguishments of debt ...................         (389)         (326)
                  Equity in loss of affiliate .......................        1,631            --
                  Impairment loss on investment .....................           --        (6,934)
                  Impairment loss - Casino Ventures .................           --         3,000
                  Minority interest .................................           --           (18)
                  Depreciation ......................................           --            77
                  Stock based compensation ..........................        3,012            44
                  Interest settled with common stock ................          320            --
                  Interest amortized on loan discount ...............           --            73
              Changes in operating assets and liabilities:
                  Other current assets ..............................           29             9
                  Other non-current assets ..........................           --           207
                  Accounts payable and accrued expenses .............          675         1,173
                  Accrued payroll and related liabilities ...........         (409)          215
                                                                           -------       -------

NET CASH USED IN OPERATING ACTIVITIES ...............................       (3,294)       (1,389)
                                                                           -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of investment and related management contract          145         3,277
     Investments and advances in affiliate ..........................         (455)           --
     Purchases of property and equipment ............................         (113)         (694)
     Decrease in other assets .......................................           14            --
                                                                           -------       -------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .................         (409)        2,583
                                                                           -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of stock ....................................        4,688            --
     Proceeds from exercise of stock options and warrants ...........          230            33
     Repayment of note payable ......................................       (1,500)           --
     Repayment of related party long-term debt ......................           --        (1,751)
     Proceeds from related party long-term debt- Casino Ventures ....          129           678
                                                                           -------       -------

NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES ..........................................        3,547        (1,040)
                                                                           -------       -------

NET INCREASE (DECREASE) IN CASH .....................................         (156)          154

CASH, beginning of year .............................................          174            20
                                                                           -------       -------

CASH, end of year ...................................................      $    18       $   174
                                                                           =======       =======

          See accompanying notes to consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             2003               2002
                                                                         ---------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest during the year                                $    250           $    129
                                                                         ========           ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:

     Common stock issued in conversion of long-term debt and
        accrued interest                                                 $     --           $    375
                                                                         ========           ========

     Common stock issued in settlement of preferred stock dividends      $    167           $  5,772
                                                                         ========           ========

     Common stock issued for investment in affiliate                     $    281           $  6,934
                                                                         ========           ========

     Common stock issued in conversion of preferred stock                $     --           $  2,499
                                                                         ========           ========

     Common stock in Treasury for retirement                             $     --           $     35
                                                                         ========           ========

     Retirement of treasury stock                                        $     35           $     --
                                                                         ========           ========

     Common stock issued in settlement of liabilities to Bryanston       $     --           $  1,904
                                                                         ========           ========

     Common stock issued for deferred development costs                  $  2,440           $     --
                                                                         ========           ========

     Common stock issued in settlement of liabilities                    $    415           $     --
                                                                         ========           ========

          See accompanying notes to consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

      Empire  Resorts,  Inc  ("Empire"  or the  "Company")  was  organized  as a
Delaware  corporation  on March 19,  1993,  and since  that time has served as a holding company for various subsidiaries  engaged in the ownership,  development and operation of gaming  facilities.  We were incorporated  under the name Alpha
Hospitality Corporation and changed our name to Empire in May, 2003.

      During the past three years, we have  concentrated  most of our efforts on developing gaming operations in Monticello,  New York. As part of this effort we have disposed of various ancillary interests and terminated certain unprofitable operations.  In  March  2002,  we sold our  interests  in a  casino  project  in
Greenville,  Mississippi,  and in June  2003 we sold  our  ownership  in  Casino
Ventures, LLC.

      During  that time we also  increased  our  economic  interest  in Catskill
Development,  LLC (CDL) that was formed in 1995 and before the  ratification  of our merger,  controlled  Monticello  Raceway,  a harness  horse racing  facility located on 229 acres in Monticello,  New York,  approximately 90 miles northwest of New York City in the  Catskill  Mountains.  In March 2002 we entered  into an agreement  with  Watertone  Holdings,  LP, a member of CDL that is controlled by
Robert Berman,  our chief  executive  officer,  and Scott  Kaniewski,  our chief financial  officer,  whereby  Watertone  Holdings,  LP transferred  47.5% of its economic interest in CDL's racetrack and casino businesses to us in exchange for
575,874  shares of our common stock.  In December  2002, we again  increased our ownership  interest in CDL by issuing  1.3 million  shares of Series E Preferred
Stock to Bryanston Group, Inc. ("Byranston Group"), a corporation  controlled by certain prior members of our senior management, in exchange for all of Bryanston
Group's  interest  in CDL,  and in July  2003 we  proposed  the  acquisition  of
Monticello  Raceway  Management,   Inc.   ("Monticello   Raceway   Management"),
Monticello Casino Management,  LLC ("Monticello Casino Management"),  Monticello
Raceway Development Company,  LLC ("Monticello Raceway  Development") and Mohawk
Management,  LLC ("Mohawk  Management") for 80.25%, or 18,219,075 shares, of the
Company's common stock, calculated on a post-merger, fully diluted basis.

      The merger was completed  January 12, 2004 (see note 13). Future reporting of the new  operations  will be accounted for as a reverse  merger and as if the transaction  occurred  on  January 1, 2004,  because  there were no  significant operations during that period.  Monticello Raceway Management was a wholly owned subsidiary of CDL and each of Monticello Casino Management and Mohawk Management was 60% owned by CDL and 40% owned  indirectly  by the  Company  and  Monticello
Raceway  Development.  The Company previously did not own any direct interest in
Monticello Raceway Development.

      MONTICELLO RACEWAY MANAGEMENT. Monticello Raceway Management is a New York
corporation that operates  Monticello  Raceway,  a harness horse racing facility located in Monticello,  New York, and holds a leasehold  interest in most of the property  where the  Monticello  Raceway  is located  in  Monticello,  New York.
Monticello  Raceway  Management  reported  its  financial  results with CDL on a consolidated basis through December 31, 2003,

      MONTICELLO CASINO  MANAGEMENT.  Monticello Casino Management is a New York
limited  liability  company with the exclusive right to manage, on behalf of the
Cayuga  Nation  of New  York,  any  Class  III  Gaming  operations  and  related activities that may occur on the land to be placed in trust where the Monticello
Raceway  is  located  in  Monticello,  New York.  Currently,  Monticello  Casino
Management  has no  operations,  employees  or  assets  other  than  its  gaming management  rights.  Since inception,  Monticello  Casino  Management has had no reportable revenue, net income or losses.

      MONTICELLO RACEWAY DEVELOPMENT COMPANY.  Monticello Raceway Development is
a New York  limited  liability  company  with  the  exclusive  right to  design, engineer,  develop,  construct,  and furnish a Class III Gaming facility that is being  developed on the land to be placed in trust where the Monticello  Raceway is located in Monticello,  New York. Monticello Raceway Development also has the exclusive right to develop the remaining acres of land to provide for activities supportive  of gaming,  such as lodging,  food  service  and retail.  Currently,
Monticello Raceway Development has no operations, employees or assets other than its development  rights.  Monticello  Raceway  Development has had no reportable revenue, net income or losses.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      MOHAWK  MANAGEMENT.  Mohawk  Management  is a New York  limited  liability company  originally formed to operate,  in conjunction with the St. Regis Mohawk
Tribe, a Class III Gaming facility in Monticello,  New York.  Currently,  Mohawk
Management  has no  operations,  employees or assets.  Since  inception,  Mohawk
Management has had no reportable revenue, net income or losses.

      On November 19, 2002,  the Company  received a letter from NASDAQ  stating that it had fallen below the minimum  stockholders'  equity  requirement of $2.5 million as of the Company's fiscal quarter ended September 30, 2002. As a result of our  recapitalization,  the  Company  issued  1,730,696  shares  of  Series E
Preferred  Stock with a $10  redemption  value per share,  which  increased  the
Company's  stockholders'  equity over $6 million,  well in excess of the minimum stockholder equity requirement. On January 16, 2003, the Company filed a Current
Report on Form 8-K  demonstrating  compliance.  On January 17, 2003, the Company received a letter  from  NASDAQ  stating  that based on the 8-K  filing,  it had
determined  the  Company   complies  with  the  minimum   stockholders'   equity
requirement and the matter was closed.

      During 2002, six former  officers or directors of the Company were charged
or  convicted  in  indictments  alleging  certain  criminal  activities.   These
included:  Monty  Hundley,  who  resigned in March 1995,  Howard  Zukerman,  who resigned in April 1997,  Sanford Freedman,  who resigned in March 1998,  Stanley
Tollman,  who resigned as Chairman,  President  and Chief  Operating  Officer in
February  2002,  James  Cutler,  who resigned in February 2002 and Brett Tollman
(son of  Stanley  Tollman),  who  resigned  in June  2002.  Stanley  Tollman  is currently  a resident  of London,  England  and has not  returned  to the United
States to answer these charges.  None of the acts these  individuals are charged with relate to their roles or activities with the Company and the Company is not charged  with any  wrongdoing.  However,  ownership  of  Bryanston  Group,  Inc.
("Bryanston  Group"), our former principal  shareholder,  can be associated with
Monty  Hundley  and/or  Stanley  Tollman  through their  relationships  with its beneficial  owners and was  managed by Brett  Tollman.  In  December  2002,  the
Company  entered into to an agreement with  Bryanston  Group and with certain of these officers and other related parties in an effort to remove  Bryanston Group from a position to control the Company or to  participate  in the results of any gaming  activities.  On September 5, 2003, Brett Tollman,  pled guilty to felony tax fraud.  On  February  4, 2004,  Monty  Hundley,  Howard  Zuckerman,  Sanford
Freedman  and James  Cutler,  each a former  officer or director of the Company, were convicted of tax and bank fraud.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      REVENUE  RECOGNITION.  We recognize our revenues  according to the type of contract  or  activity  that  generates  the  proceeds.  The Company has not had operations to generate revenue in the past two years.

      PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include
the   accounts  of  the  Company  and  its   wholly-owned   and   majority-owned
subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.

      CASH.  The Company at December 31, 2003  maintained  its cash in one bank, which, at times, may have exceeded federally insured limits. The Company has not incurred  any losses in such  accounts  and  believes  it is not  exposed to any significant credit risk on cash.

      CASH EQUIVALENTS. We consider all highly liquid instruments purchased with a maturity of three months or less at date of purchase to be cash equivalents.

      PROPERTY  AND  EQUIPMENT.  Property  and  equipment is stated at cost less accumulated depreciation and amortization. The Company provided for depreciation and amortization on property and equipment by applying the straight-line  method over the estimated useful lives.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      DEFERRED DEVELOPMENT COSTS. Deferred development costs are stated at cost.
The Company  capitalizes  certain costs directly  related to an agreement with a
Native American Tribe to obtain a gaming license.  These  capitalized  costs are periodically reviewed for impairment.

      GOODWILL AND OTHER INTANGIBLES. On January 1 2002 the Company adopted SFAS
No. 142 "Goodwill and Other  Intangible  Assets."  SFAS No. 142  eliminates  the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment.

      COSTS  ASSOCIATED  WITH EXIT OR  DISPOSAL  ACTIVITIES.  In June 2002,  the
Financial  Accounting  Standards  Board  (FASB)  issued  Statement  of Financial
Accounting  Standards (FAS) 146,  "Accounting for Costs  Associated with Exit or
Disposal  Activities," which supercedes  Emerging Issues Task Force (EITF) Issue
94-3, "Liability Recognition for Certain Employee Termination Benefits and Other
Costs  to  Exit  an   Activity   (Including   Certain   Costs   Incurred   in  a
Restructuring)."  The  provisions  of this  Statement are effective for exit and disposal  activities  initiated  after  December  31,  2002.  FAS  146  requires recognition  of a  liability  for  costs  associated  with an  exit or  disposal activity when the liability is incurred,  rather than when the entity commits to an exit plan under EITF Issue 94-3. The Company evaluated the amounts that would be recovered from assets and required to settle  liabilities of certain inactive operations.  As a result of this  evaluation  the Company  recognized  a gain of approximately $389,000 during the year ended December 31, 2003.

      DISCLOSURE REQUIREMENTS FOR GUARANTEES.  In November 2002, the FASB issued
Financial  Interpretation No. (FIN) 45,  "Guarantor's  Accounting and Disclosure
Requirements for Guarantees,  Including  Indirect  Guarantees of Indebtedness of
Others." FIN 45 sets forth the disclosures required to be made by a guarantor in its financial  statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize,  at the inception  of a  guarantee,  a  liability  for the fair value of the  obligation undertaken  in issuing the  guarantee.  The Company was a surety on a loan for a subsidiary  of CDL at  December  31,  2003  that  was  subsequently  paid off in
February of 2004. On January 12, 2004 the Company also entered into an agreement with the  Litigation  Trust pursuant to which the Company will provide the trust with a $2.5  million line of credit to finance the  litigation.  The adoption of
FIN 45 is not  expected  to have a material  effect on the  Company's  financial position or results of its operations

      INVESTMENTS.  The Company  accounted  for its  investment in CDL under the cost method until December 12, 2002, at which time we adopted the equity method.
On December 12, 2002, the Company acquired  Bryanston Group's voting and certain economic  interests in CDL. The  Company's  investment  of 25% in the  operating results  of CDL for the  year  ended  December  31,  2003  are  included  in the financial statements using the equity method.

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

      EARNINGS (LOSS) PER COMMON SHARE.  The Company  complies with Statement of
Financial  Accounting  Standards  ("SFAS") No. 128,  "Earnings Per Share," which requires  dual  presentation  of basic and  diluted  earnings  per share.  Basic
earnings  per  share  is  computed  by  dividing  income   available  to  common
stockholders  by the  weighted-average  common shares  outstanding for the year.
Diluted  earnings per share reflects the potential  dilution that could occur if securities or other  contracts to issue common stock were exercised or converted into common  stock or resulted in the  issuance of common stock that then shared in the  earnings  of the  entity.  Since the effect of  outstanding  options and warrants is antidilutive, they have been excluded from the Company's computation of loss per common share. Therefore, basic and diluted loss per common share for the years ended December 31, 2003 and 2002 were the same.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      INCOME  TAXES.  The Company  applies the asset and  liability  approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of  assets  and  liabilities  that will  result in future  taxable  or deductible amounts, based on enacted tax laws and rates for the periods in which the differences are expected to affect taxable income.  Valuation allowances are established,  when  necessary,  to reduce  deferred  tax  assets  to the  amount expected to be realized.

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

      RECENT ACCOUNTING  PRONOUNCEMENTS.  The FASB issued FIN 46, "Consolidation of Variable Interest Entities," in January 2003, and subsequently modified it in
December 2003. This  Interpretation  provides guidance on the  identification of entities for which control is achieved  through means other than through  voting rights, so called variable  interest entities (VIEs),  and how to determine when and which business enterprises should consolidate variable interest entities. If an entity is identified as the variable interest  entity's primary  beneficiary, the entity is required to consolidate the variable  interest entity. In December
2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003,  which among other things,  revised the  implementation date to the first  fiscal year or interim  period  ending  after March 15, 2004, with the  exception  of Special  Purpose  Entities.  The  Company  is  currently evaluating the potential impact the adoption of this interpretation will have on its consolidated financial statements.

      In May  2003,  the FASB  issued  SFAS No.  150,  "Accounting  for  Certain
Financial  Instruments with Characteristics of both Liabilities and Equity." The
Company  adopted SFAS No. 150 on July 1, 2003 and does not expect this statement to materially impact the Company's financial statements.

      In December 2003, the Securities  Exchange  Commission  (SEC) issued Staff
Accounting  Bulletin  (SAB)  No.  104,"Revenue  Recognition."  SAB  104  updates portions of the interpretive  guidance  included in Topic 13 of the codification of  Staff  Accounting  Bulletins  in order to make  this  interpretive  guidance consistent with current  authoritative  accounting and auditing guidance and SEC rules and regulations.  The Company believes it is following the guidance of SAB
104.

      In December  2002,  the FASB issued  Statements  of  Financial  Accounting
Standards  No. 148  "Accounting  for  Stock-Based  Compensation--Transition  and
Disclosure--an  amendment of FASB Statement No. 123, This Statement  amends FASB
Statement  No.  123,  Accounting  for  Stock-Based   Compensation,   to  provide
alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee  compensation.  In addition,  this
Statement  amends  the  disclosure  requirements  of  Statement  123 to  require prominent  disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported  results.  Effective January 1, 2003 the Company adopted this standard and will report the provisions on a prospective basis. The Company in 2003 recognized stock based compensation of approximately $3 million.

      The following table illustrates the effect on operation and loss per share if the fair value based method had been applied to all  outstanding and unvested awards in each period:

                                                                        Year Ended
                                                          December 31, 2003   December 31, 2002
                                                           (in thousands except per share data)

      Loss as reported:
           Applicable to common shares ..............        $  (9,579)          $  (9,674)
      Deduct: Total stock-based compensation
           expense determined under fair value based
           method for all awards granted modified or
           settled during each period, net of related
           tax effects ..............................        $      --           $     (80)
      Pro forma net loss:
           applicable to common shares ..............        $  (9,579)          $  (9,754)
      Loss, basic as reported .......................        $   (1.74)          $   (2.10)
           Basic, pro forma .........................        $   (1.74)          $   (2.11)
           Diluted as reported ......................        $   (1.74)          $   (2.10)
           Diluted, pro forma .......................        $   (1.74)          $   (2.11)

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      RECLASSIFICATIONS.  Certain prior year amounts have been  reclassified  to conform to the 2002 presentation.

NOTE 3. INVESTMENT IN GREENVILLE CASINO PARTNERS

      The Bayou  Caddy's  Jubilee  Casino began its  operation in  Greenville in
November 1995 and was the second casino operating in a very discrete market. The operations were meeting or exceeding all of management's expectations.  In early
1997 a third  casino  opened in  Greenville  and it became clear that the market would not expand  sufficiently  to accommodate  the additional  capacity.  After considerable  deliberation,  management made the decision to exit the Greenville market and on March 2, 1998, we sold our interest in the Greenville Inn & Suites and the Bayou Caddy's  Jubilee Casino to Greenville  Casino  Partners,  L.P., an
entity in which we held a 25%  (subsequently  reduced to  approximately  19% for capital  call  adjustments)  interest,  and with which we  entered  into a hotel management contract. In March 2002, Greenville Casino Partners, L.P. sold all of the  entity's  operations  and assets to JMBS  Casino  LLC.  Our  proceeds  were approximately  $2.8  million.  Prior to the sale we assigned  our related  hotel management  contract to Greenville  C.P.,  Inc. for an additional  $510,000.  An additional  $1 million  was held in escrow for 18 months  pending any claims the purchaser may have against  Greenville  Casino Partners,  L.P. In April 2003 the
Company  received  $135,000 in full  settlement of the escrow and has no further interest in the entity.

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

NOTE 4. DEFERRED DEVELOPMENT COSTS

      On April 3, 2003,  the Cayuga  Nation of New York, a federally  recognized
Indian  Nation  (the  "Cayuga  Nation"),  CDL and  certain of CDL's  affiliates, including a subsidiary of the Company, entered into a series of agreements which provide for the development of a casino adjacent to the Monticello  Raceway,  on
Trust Land. In furtherance of these transactions,  on April 10, 2003, the Cayuga
Nation,  the Company and its affiliate,  CDL,  officially filed with the Eastern
Regional Office of the Bureau of Indian Affairs, an application  requesting that the Secretary of the Interior  acquire in trust on behalf of the Cayuga Nation a
29 acre parcel of land in Monticello, New York to be used for gaming purposes.

      Under a special letter  agreement  among the Company,  CDL, and the Cayuga
Nation, the parties are to work exclusively with each other to develop a casino.
In order to assist the Cayuga  Nation in the  development  process  the  Company agreed to issued  300,000  shares of common stock to the Cayuga Nation that vest over a twelve month period.  On April 9 and October 9, 2003,  the Company issued an aggregate  of 200,000  shares of common stock at a market value of $10.56 and
$13.84 per share,  respectively.  An additional  100,000 shares vest and will be issued on April 9, 2004.  The  agreement  also  provides for the Company to fund development  costs of the  Cayuga  Nation on a monthly  basis and for the Cayuga
Nation to  participate in the ownership of a  to-be-developed  hotel within five miles of the Casino by the Company and its other affiliates.  This hotel will be designated as the preferred

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provider  to the  proposed  casino by the Cayuga  Nation.  The letter  agreement further  provides  for a  reciprocal  ten-year  option to acquire up to a 33.33%
ownership  interest  in  other  lodging,  entertainment,  sports  and/or  retail facilities,  which may be developed  or operated  within a 15 mile radius of the casino.  The special letter  agreement will terminate on April 30, 2004,  unless the trust land  application  of the  Cayuga  Nation,  and the casino  management agreement have received the required federal  approvals.  When operations of the casino commence the deferred development costs will be systematically recognized over a determinable period.

NOTE 5. INVESTMENT AND ADVANCES IN AFFILIATES

     The Company's  principal asset at December 31, 2003 was its 25% interest in
Monticello Raceway. The Company's investment and advances in CDL at December 31,
2003 and 2002 was approximately $5.5 million and $6.4 million, respectively.

ASSIGNMENT OF LITIGATION CLAIMS

     In July 1996,  CDL entered into a series of  agreements  with the St. Regis
Mohawk Tribe related to the  development  and management of the proposed  Native
American Casino, subject to federal, state and local approvals.

     By letter dated April 6, 2000, the Assistant Secretary of the Department of
the  Interior  advised and  notified  the Governor of New York that the proposed
Casino  Project had been approved and  specifically  requested that the Governor concur.  However,  on April  22,  2000,  the  Company  became  aware of a letter agreement  between the Mohawk Tribe and  Caesar's  Entertainment,  Inc.  ("CZR")
formerly  Park  Place  Entertainment,  which  gave CZR the  exclusive  rights to develop and manage any casino  development the St. Regis Mohawk Tribe might have in the State of New York.

     On November 13, 2000, CDL and related entities, including Alpha Monticello,
Inc.  ("AMI"),  a  wholly-owned  subsidiary  of the Company (the  "Plaintiffs"), joined in a suit filed in United States District Court, Southern District of New
York against CZR, alleging  entitlement to substantial  damages as a consequence of, among other  things,  its  wrongful  interference  with  several  agreements between CDL and the St.  Regis Mohawk Tribe  pertaining  to the proposed  Native
American Casino Project.

     On August 22, 2002, U.S. District Court Judge Colleen McMahon granted CZR's motion for  summary  judgment on the  Plaintiffs'  claim for  interference  with
business   relationships  and  dismissed  or  confirmed  the  dismissal  of  the
Plaintiffs' contractual interference and other claims.

     On March 14, 2003,  attorneys for the plaintiffs filed a motion  requesting the District  Court to vacate this  judgment on the ground that new evidence had been found. In October 2003, the earlier  judgment was vacated in order to allow the Court to consider the effect of the new evidence following a brief period of additional discovery.  Briefs on this issue were filed in December,  2003. There is no  assurance  that the new  evidence  will  provide a basis  for a  decision favorable to the plaintiffs,  result in a different  judgment or even permit the additional evidence to be available for purposes of the record in an appeal.

     On January 12, 2004 in order to better focus on the  implementation  of the
New York State  Lottery's  video gaming machine  program and the  development of other gaming operations at Monticello  Raceway and as a condition to the closing of the consolidation with CDL, all claims relating to certain litigation against parties  alleged to have  interfered  with CDL's  relations  with the St.  Regis
Mohawk  Tribe,  along  with the  rights to any  proceeds  from any  judgment  or settlement that may arise from such  litigation,  were  transferred to a grantor trust in which the Company's common  stockholders of record  immediately  before the merger's  closing (but  following the redemption of the common stock held by
Bryanston  Group and Beatrice  Tollman)  will have a 19.75%  interest,  with the members  of CDL  and  Monticello  Raceway  Development  immediately  before  the merger's closing owning the remaining 80.25%.  The Company will separately enter into an agreement with the  Litigation  Trust pursuant to which the Company will provide the trust with a $2.5 million line of credit to finance the  litigation.
However,  aside  from  performing  its  obligations  under  this line of credit, neither the Company nor any of its post-merger subsidiaries will have any future

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

involvement with the ongoing litigation or any future suits that may arise. Paul
A.  deBary,  a  member  of the  Company's  board of  directors,  and  Joseph  E.
Bernstein,  a member of the Company's board of directors and a managing director of  Americas  Tower  Partners,  have  agreed  to  serve as  co-trustees  for the
Litigation  Trust.  For these services,  Messrs.  deBary and Bernstein will each receive $60,000 per year and 1% and 4%,  respectively,  of any proceeds that the
Litigation Trust receives from the ongoing litigation,  or any future litigation that may be brought by the Litigation Trust.  Moreover, any proceeds received by the  Litigation  Trust  shall  first  be  applied  to pay  the  expenses  of the
Litigation Trust, including compensation of the trustees, second, to provide for a reserve, if necessary,  for future expenses of the Litigation Trust, third, to repay the Company, in addition to any amounts borrowed under the line of credit, up to $7.5  million to  compensate  the  Company for other  previously  incurred expenses in connection  with the  litigations,  with the remaining  amount to be distributed  pro rata to the Litigation  Trust's  beneficiaries.  A registration statement concerning this distribution on Form S-1 was filed with the Securities and Exchange Commission by the Catskill Litigation Trust and became effective on
March 5, 2004.

NEW YORK STATE LOTTERY VIDEO GAMING MACHINES

     On October 31, 2001,  the State of New York enacted a bill  granting  seven racetracks across the state, including Monticello Raceway, the right for the New
York State Lottery to install video gaming machines on their premises. The video gaming  machines (VGM) operation will be conducted by the New York State Lottery with the  racetracks  functioning  as  agents  for the  Lottery.  Ownership  and maintenance of the VGM system is borne by the State Lottery.

     On May 15,  2003,  New  York  State  enacted  legislation  to  enhance  the incentives  for  racetracks  in the state to  participate  in the state's  Video
Gaming program. Although legislation had authorized the program earlier, none of the  racetracks  authorized  to  participate  in the program had found the terms sufficiently attractive to justify the investment required to participate in the program. Under the newly enacted legislative amendments, the initial term of the program has been  extended to 10-years  from the date of  inception  and permits year round operations. Approximately 29% of total VGM net revenue received is to be  distributed  to the  tracks  and  their  horsemen/breeders  associations.  A percentage  of VGM  revenues  are to be  made  available  to  provide  gradually increasing  purses for the horsemen and for a breeding fund,  thus improving the quality  of racing at the  track.  During  the  initial  eighteen  months of the program,  the NY State  Lottery  has the  ability  to  approve  the  opening  of temporary VGM  structures  while more  comprehensive  construction  takes place.
Pursuant  to the  original  legislation,  the New  York  State  Lottery  made an allocation of 1,800 VGMs to Monticello  Raceway.  If market  conditions  permit, additional  machines may be added without the need for  additional  legislation.
Participation in this program will require additional  approvals by the New York
State  Lottery and the  construction  of  additional  facilities  at  Monticello
Raceway,  which is currently  underway.  Although work on the  implementation of
these  items  is  proceeding,   no  assurance  can  be  given  that   successful
implementation will be achieved.

ADDITIONAL SUBSIDIARY OWNERSHIP

     On July 3, 2003, the Company signed an agreement to merge its interests and rights in CDL and certain of its  affiliates  into the  Company.  The  agreement provides for the Company to acquire through  Monticello  Raceway Management a 48 year ground  lease on the  Monticello  Raceway site and  contiguous  properties, together with all of CDL's development and management rights with respect to the site and  related  gaming  activities,  as well as the  raceway  operations,  in exchange for 80.25% of our outstanding common stock on a post-transaction, fully diluted basis.  Prior to consummation of the transaction,  the claims in certain litigation by CDL were to be assigned to a trust.

     On January 12, 2004,  18,219,075 shares of common stock were issued and all requirements  were finalized (see note 13). As a result,  CDL transferred to the
Company all of its operations at the Monticello  Raceway and all development and management rights with respect to Native American gaming,  video gaming machines and real estate development activities,  including all rights and obligations of
CDL under any  agreement  with  respect  to the  development,  construction  and operation  of  the  proposed  Native  American  casino.  As  a  result  of  this transaction,  the Company acquired  Monticello  Raceway  Management,  Monticello
Raceway  Development,  Mohawk  Management  and all of the  equity of  Monticello
Casino Management that the Company did not own.

      On October 29, 2003, CDL and Monticello  Raceway Management entered into a
48 year operating ground lease (the "Ground Lease") with respect to 200 acres of land in  Monticello,  New York and all buildings and  improvements  allocated on

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

such land owned by CDL that are not subject to the Land Purchase  Agreement (the
"Leased  Property").  Under the terms of the Ground  Lease,  Monticello  Raceway
Management  will pay CDL $1.8 million per year.  The first year's payment is due on  October  28,  2004  and  the  subsequent  payments  are  subject  to  annual adjustments  consistent with the consumer price index,  payable in equal monthly installments.  However,  Monticello  Raceway  Management  has the right,  at its option, to defer its monthly rental payments for up to 12 months after the first year,  with such deferred rent accruing  interest at the rate of 4.5% per annum.
Pursuant to the terms of the merger of the Company and CDL on January 12,  2004, the former members of CDL retained  their interest in the leasehold  obligation, independent of the assets  transferred in the combination.  Satisfaction of this obligation by the Company does not represent a discriminatory  distribution or a dividend of any kind between the Company and CDL.

NATIVE AMERICAN CASINO DEVELOPMENT

      In 1988, Congress passed the Indian Gaming Regulatory Act, which permits a
Native American tribe to petition the Governor of its host state for a "compact"
permitting  casino  gaming  on such  tribe's  reservation  and/or on lands to be acquired and held in trust by the United  States  Government  for the benefit of such tribe. As part of the October 2001 legislation  permitting the installation of video gaming machines at certain racetracks in the State of New York, the New
York State  legislature  granted the governor the right to negotiate with Native
American tribes and approve up to six resort-style  casinos.  Specifically,  the legislation permits three tribal resort style casinos in the Catskills and three in the Buffalo-Niagara Falls area.

      Since 1995, CDL had been attempting to develop a 29 acre parcel of land at the racetrack  into a full service  resort-style  casino in  conjunction  with a recognized  Native American nation. It is the Company's intent to obtain all the requisite  federal and state  approvals for the 29 acre site to be deeded to the
United States  Government in trust for the use and benefit of a Native  American tribe and for the tribe to conduct gaming  activities on the site. This site was originally  planned to be used for a casino to be owned and  operated by the St.
Regis Mohawk Tribe,  and CDL incurred  considerable  expenditures  in connection with the effort.  However,  after extensive local, state and federal reviews had been conducted,  the St. Regis Mohawk Tribe elected to pursue the development of another  location in the  Catskills  with CZR.  During the last two  quarters of
2002,  CDL retained  CIBC World  Markets  Corporation  to evaluate its strategic alternatives and began negotiations with a federally  recognized Native American
Tribe in New York and various casino  management and  development  entities with respect to the site and its properties generally

      On April 3, 2003, the Cayuga Nation,  CDL and certain of CDL's affiliates, including  Alpha  Monticello, Inc., a subsidiary of the Company,  entered into a series of agreements  which provide for the  development  of a trust land casino adjacent to the Raceway.  In  furtherance  of these  transactions,  on April 10,
2003, the Cayuga Nation,  the Company and its affiliate,  CDL,  officially filed with the Eastern Regional Office of the Bureau of Indian Affairs, an application requesting that the Secretary of the Interior  acquire in trust on behalf of the
Cayuga  Nation a 29 acre parcel of land in  Monticello,  New York to be used for gaming purposes.

OPERATING RESULTS CDL

      The Company  accounts for its investment in CDL using the equity method. A loss of  approximately  $6.5 million and $1.9 million was  recognized by CDL for the years ended  December 31, 2003 and 2002  respectively.  The loss in 2003 was mostly due to the write-off of assets  relating to the development of a business relationship  with the St.  Regis  Mohawk  Tribe.  The  Company's  25%  interest resulted in a loss of  approximately  $1.6  million,  which is  reflected in the
Company's financial statements at December 31, 2003 as a reduction of investment on the balance sheet and in the other loss on the statement of operations.

      Presented below is a summary of the audited consolidated Balance Sheet and audited  Statement of Operations of CDL for the year ended December 31, 2003 and
2002:

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           (in thousands)
      BALANCE SHEET                                   2003               2002

      Total assets                                  $ 13,825           $ 13,980
      Total liabilities                               15,487              9,407
                                                    --------           --------
      Members' equity (deficit)                     $ (1,662)          $  4,573
                                                    ========           ========

      STATEMENT OF OPERATIONS                         2003               2002

      Revenues                                      $  9,735           $ 11,359
      Costs and expenses                             (12,021)           (13,299)
      Other Income                                         5                  7
      Development costs write-off                     (4,243)                --
                                                    --------           --------
      Loss for period                               $ (6,524)          $ (1,933)
                                                    ========           ========

      25% Share recorded by Empire                  $ (1,631)          $     --
                                                    ========           ========

PRO FORMA FINANCIAL STATEMENTS

      The  following   unaudited   pro-forma  balance  sheet  and  statement  of
operations presents information as if the merger took  place at the beginning of
Empire's  fiscal  year.  The  pro-forma  amounts  include  certain   adjustments
primarily to present  certain  expenses which result from the transaction and do not reflect the  economics,  if any,  which might be achieved from combining the companies.

      The unaudited pro forma financial  statements should be read together with the  financial  statements  and notes of Empire and the  consolidated  financial statements of CDL for the year ended December 31, 2003.

      The  pro  forma  financial  statements  that  represent  the  consolidated financial position of CDL and Empire are based on estimates and historical cost.
These estimates could and most likely will vary,  possibly  substantially,  from the actual results that will be reported in a future  reporting period after the date of the merger. The possibility of approvals,  regulations,  ratification of
contracts,  certified  appraisals and general  operational  transactions   could
impact on a reader's ability to evaluate the transaction,  possibly  differently than the information the pro-forma portrays.

PRO FORMA CONSOLIDATED BALANCE SHEET OF MERGED CDL AND EMPIRE UNAUDITED

                                                               December 31, 2003
                                                                (in thousands)

Total assets ...............................................        $10,772
Total liabilities ..........................................         10,625
                                                                    -------
Stockholders/Members
Equity (deficit) ...........................................        $   147
                                                                    =======

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS OF MERGED CDL AND EMPIRE

                                                      December 31, 2003
                                            (in thousands except per share data)

Revenues ...................................             $  9,735
Costs and expenses .........................              (20,260)
Other income or (loss) .....................                 (602)
Development costs write-off ................               (4,243)
                                                         --------
Net Loss ...................................              (15,370)
Cumulative undeclared dividends
   on preferred stock ......................               (1,551)
Loss Applicable to
Common Shares ..............................             $(16,921)
                                                         ========
Loss per Share basic and
   diluted, 21,813 shares outstanding ......                 (.78)

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE BANK OBLIGATION

      On October 29, 2003,  Monticello Raceway  Management,  Inc.  consummated a
$3.5 million loan  agreement with The Berkshire  Bank.  Pursuant to the terms of the merger with CDL on January 12, 2004,  Monticello Raceway Management is now a
wholly  owned  subsidiary  of the  Company.  The loan was secured by a leasehold mortgage,  a pledge of  raceway  revenues  and  security  interests  in  certain equipment. The leasehold mortgage loan bore interest at 8.75% and matured in two years,  with  monthly  principal  and  interest  payments  based  on a 48  month amortization schedule.  Pursuant to the terms of the merger with CDL obligations under these  commitments  were transferred to the Company through the subsidiary at the closing on January 12, 2004. This obligation was paid in full on February
4, 2004.

NOTE 6. INVESTMENT IN CASINO VENTURES, L.L.C.

      On July 8, 1999, we, through our subsidiary,  Jubilation Lakeshore,  Inc.,
contributed  our  inactive  gaming  vessel,   Bayou  Caddy's  Jubilation  Casino
("Jubilation"),  to Casino  Ventures,  LLC, in exchange  for $150,000 in cash, a promissory  note of  approximately  $1.4 million plus a non-managing  membership interest in Casino Ventures.

      In December  2002,  the Company  recognized a $3 million  impairment  loss reflecting a casualty loss on the Jubilation vessel following a severe storm.

      Effective  June 30,  2003,  the Company and PDS  Special  Situations,  LLC
("PDS"), a Nevada limtied liability  company,  entered into an agreement for PDS to purchase the Company's membership interest in Casino Ventures, LLC and all of the  Company's  former debt  agreements.  The Company sold 75% of its issued and outstanding  equity interests in Casino  Ventures,  LLC in exchange for $10,000, with the remaining  interest owned by the Company,  which totaled 18% then being sold and  transferred for an additional  $40,000 upon the  procurement  from the other 7% interest holders' membership interests. The Company recorded $10,000 of proceeds  from the sale of its interest and will record the  additional  $40,000 proceeds  upon the receipt of the final  payment.  The net effect of the sale in the 2003 consolidated financial statements was a loss of approximately $30,000.

NOTE 7. PROPERTY AND EQUIPMENT

      At the end of  December  31, 2003 the  Company  did not  directly  own any property or equipment.

NOTE 8. LONG-TERM DEBT

      On July 31, 2000, the Company received a $1.2 million loan from the holder of the Company's Series D Preferred Stock, Societe Generale. Simultaneously with the closing of that loan, the lender also received 12,000  warrants  exercisable at a price of $24.00 per share, which expired in July 2003. Relative to the $1.2 million principal amount of the loan and warrants issued,  the Company allocated approximately  $213,000 as the estimated  value of the warrants  issued with the loan. This amount was amortized as additional  interest  expense and an increase to notes payable over the life of the loan using the effective  interest  method until the loan was repaid in December 2002. The balance of $944,000 plus accrued interest was  exchanged for a $1.6 million note due with  installments  plus 16%
interest of $400,000 due in both  February and March and the balance of $800,000 in June 2003.

      In June,  2003,  the Company  settled all of its notes  payable to Societe
Generale.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On  December  10,  2002,  the  Company  entered  into  a  recapitalization agreement with Stanley Tollman, Beatrice Tollman (Stanley Tollman's wife), Monty
Hundley,  Bryanston Group and Alpha Monticello, a wholly owned subsidiary of the
Company. Under this agreement, both Bryanston Group and Beatrice Tollman granted the Company a three year option to redeem from them up to  2,326,857  and 66,000 shares of the Company's  common stock,  respectively,  at a redemption  price of
$2.12 per share,  payable in cash or by  promissory  note.  Bryanston  Group and
Beatrice  Tollman also granted Robert A. Berman,  the Company's  Chief Executive
Officer, an irrevocable three year proxy to vote these shares of common stock at his discretion.

      On  January  9, 2004  prior to the  closing  of the  merger  with CDL,  in accordance with the terms of the restated  contribution  agreement,  the Company redeemed  all of the shares of the  Company's  common stock that were subject to the  recapitalization  agreement  and that  were  held by  Bryanston  Group  and
Beatrice Tollman. In order to consummate this redemption,  the Company will need to  pay  these  parties  by  issuance  of  a  promissory  note  in  the  sum  of approximately  $5.1  million.  The  promissory  note is payable over three years pursuant to the following schedule:

                   Date                                         Amount
                   ----                                         ------
      (1 Year Anniversary of Note)                   (13.33% of the Note Amount)
      (18 Month Anniversary of Note)                 (17.78% of the Note Amount)
      (2 Year Anniversary of Note)                   (22.22% of the Note Amount)
      (30 Month Anniversary of Note)                 (26.67% of the Note Amount)
      (3 Year Anniversary of Note)                   (20.00% of the Note Amount)

      In  addition,  under the terms of the note,  interest  will  accrue on the outstanding  principal  amount  at the  rate  of 7% per  annum,  and  upon  each principal  amount payment,  the Company would also be required to pay all unpaid accrued interest with respect to such principal amount payment.

      Interest expenses on related party debt totaled approximately $459,000 for the year ended December 31, 2002.

NOTE 9. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

      At  December  31,  2003 the  Company's  primary  asset  was our  ownership interest in various  operations  of CDL,  which owns the raceway and property in
Monticello, New York. The Company's principal place of business is at Monticello
Raceway,  a 229 acre  property  located  on Route 17B in  Monticello,  New York.
Facilities  at the site  include  the  racetrack,  which  includes  an  enclosed grandstand  with a capacity of 4,500,  a clubhouse  restaurant  facility  with a
capacity  for  200  customers,   pari-mutuel   wagering  facilities   (including
simulcasting), a paddock, exterior barns, and related facilities for the horses, drivers,  and trainers.  In addition,  a parking area with  approximately  5,000 spaces is provided for customers.

      On October 29, 2003, CDL and Monticello  Raceway Management entered into a
48 year operating ground lease (the "Ground Lease") with respect to 200 acres of land in  Monticello,  New York and all buildings and  improvements  allocated on such land owned by CDL that are not subject to the Land Purchase  Agreement (the
"Leased  Property").  Under the terms of the Ground  Lease,  Monticello  Raceway
Management  will pay CDL $1.8 million per year.  The first year's payment is due on  October  28,  2004  and  the  subsequent  payments  are  subject  to  annual adjustments  consistent with the consumer price index,  payable in equal monthly installments.  However,  Monticello  Raceway  Management  has the right,  at its option, to defer its monthly rental payments for up to 12 months after the first year,  with such deferred rent accruing  interest at the rate of 4.5% per annum.
Pursuant to the terms of the merger of the Company and CDL on January 12,  2004, the former members of CDL retained  their interest in the leasehold  obligation, independent of the assets  transferred in the combination.  Satisfaction of this obligation by the Company does not represent a discriminatory  distribution or a dividend of any kind between the Company and CDL.

      During the first  three  years of the  Ground  Lease,  Monticello  Raceway
Management may, at its option, purchase the leased property for a purchase price

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equal  to the sum of (x) the  rent  payable  for the  year in  which  Monticello
Raceway  Management  exercises  this purchase  option divided by 5% (which would equal $36 million in the first year of the Ground Lease) and (y) an amount equal to all transfer  taxes and closing costs  incurred by CDL as seller.  Monticello
Raceway Management may not assign its rights under the Ground Lease,  sublet any part  of the  Leased  Property,  nor  enter  into a  transaction  or  series  of transactions  that would  result in a change of control  of  Monticello  Raceway
Management without the consent of CDL. However,  in the event that CDL withholds its consent to such  assignment of the Ground Lease or the  subletting of all or part of the Leased  Property,  Monticello  Raceway  Management  may exercise its option to purchase the Leased  Property  even after the first three years of the
Ground Lease have expired.

      Under the terms of the Ground Lease,  absent CDL's prior written  consent,
Monticello  Raceway Management is required to use the Leased Property solely for racing,  gaming,  entertainment,  retail,  lodging,  food service, any other use related to so-called "tourism" and other ancillary and related activities.

      Paul  deBary,  a  director  of  the  Company,   provided   consulting  and
restructuring  advice to the Company  during  2002.  The  Company  issued to him
25,000 shares at a market price of $2.12 per share in January 2003.

      All current transactions  between the Company and its officers,  directors and principal stockholders or any affiliates thereof are, and in the future such transactions  will be, on terms no less  favorable  to the Company than could be obtained from unaffiliated third parties.

LITIGATION

      In March  2002 the  Company  settled an action  brought by Global  Trading
Group,  Inc.  in  the  U.  S.  District  Court  for  the  Northern  District  of
Mississippi.  The plaintiff alleged entitlement to a finder's fee arising out of the sale of the Jubilee  Casino and was  seeking  contractual  and  compensatory damages.  The Company  reached,  and recorded on its books, a settlement on this case for  approximately  $118,000  of which  $53,000  was  settled  through  the issuance of 5,000 shares of common stock.

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

LITIGATION ACQUIRED IN 2004 MERGER

      The Monticello Horsemen's  Association has filed a number of suits against
Monticello  Raceway  Management  Inc. and Cliff Ehrlich,  as its President.  One
action,  seeking money damages of  approximately  $500,000,  claims that certain
monies  (approximately   $80,000),  which  should  have  been  used  solely  for
"overnight  purses,"  were  expended by the raceway for a special  racing series known as the William Sullivan  Series,  that management has not increased purses to the  horsemen  for  overnight  racing as  requested  by the horsemen and that management is improperly holding up approximately $400,000 in an account balance that is  earmarked  for  payment of purses at such time as  management  deems it appropriate.  A second action seeks approximately $2 million in damages claiming that  management  has withheld  various  simulcasting  and OTB revenues from the
horsemen's  purse  account  and  deducted  various   unauthorized   simulcasting
expenses. Management has responded vigorously to this litigation and at the same time will seek,  if possible,  to resolve these cases in the context of contract negotiations with the Horsemen's Association that began in March of 2004.

      Should the litigation  proceed,  however,  counsel has advised the Company that, (i) with regard to the $80,000  expended for the William  Sullivan  Pacing
Series,  management  was within its contract  rights to apply that money towards the racing  series  since the racing  series met the  definition  of  "overnight purses," (ii) the $400,000 sought in accelerated purses will not have to be paid in the manner that the Horsemen seek, but that eventually,  those monies will be

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

required  to be paid out in  additional  purses,  and (iii) that there will be a favorable  outcome  on the  causes of action  seeking  damages  for  failure  to properly  account for the OTB revenues as well as the issue of the  deduction of expenses for  simulcasting.  There are sharp disputed issues of fact with regard to the cause of action seeking a greater share of the simulcasting  revenue and, at this time, no estimate can be given of the outcome of this cause of action or the amount of potential loss.

      Another  action  by  the  Horsemen's   Association  sought  an  injunction
preventing  the  management  from   consolidating  the  barn  area  by  removing
approximately  50% of the barns and moving  horsemen to different barns and also sought money  damages for such  conduct.  A temporary  restraining  order at the inception of the case was vacated after a hearing and the decision of management to consolidate the barn area and deny stall space to certain horsemen was upheld by the Court on the injunction motion.  Management  responded vigorously to this litigation  as it  challenged  the  management's  rights clause in the contract.
There is further discovery  pending.  However,  in the opinion of counsel to the
Company, there will be no monetary loss as a result of this litigation.

      Our ability to  participate  in New York's VGM program or to help  develop and manage a Native American casino in conjunction with the Cayuga Nation of New
York could be hampered by the outcome of two pending lawsuits,  DALTON V. PATAKI and KARR V.  PATAKI,  that seek to enjoin the State of New York from  proceeding with the VGM program or permitting the  construction  of any new Native American casinos within the State of New York's borders.  While the trial court dismissed both of these cases in May of 2003, the plaintiffs have filed an appeal.  Briefs have been  submitted in the appeal and oral  arguments were heard in December of
2003,  but a decision on the appeal has not been  rendered.  Should an appellate court  overrule the trial court and  reinstate  these  lawsuits,  and should the plaintiffs  ultimately  prevail  on all or part of their  claims,  our  business strategy could be seriously  adversely  affected.  Moreover,  a reinstatement of these  lawsuits,  even prior to a definitive  ruling on the merits of the cases, could hamper fundraising  efforts for the Cayuga Monticello Resort and otherwise adversely affect the  implementation of our business plan, as investors might be reluctant to invest given the uncertainty that such a holding would create.

NOTE 10. STOCKHOLDERS' EQUITY

COMMON STOCK

      On June 13, 2001, the Company  authorized the  satisfaction of liabilities to Bryanston  Group  aggregating  $1,904,000 by agreeing to issue  approximately
238,000  shares of its common  stock at a price of $8 per  share,  which was the closing market price on that date. Such shares were issued in January 2002.

      In the first quarter of 2002,  the Company  issued  approximately  415,000 shares of the Company's  common stock in connection with dividends on the Series
B and C Preferred Stock.

      In January  2002,  the Company  issued  approximately  622,000 and 324,000
shares  of  common  stock  (a  total  of   approximately   946,000  shares)  for
approximately 777,000 shares of Series B Preferred Stock and all of the Series C
Preferred Stock, respectively.

      In February of 2002,  the Company issued  approximately  576,000 shares of the  Company's  common  stock in  connection  with the  Company  increasing  its investment in the future revenue  stream of CDL by acquiring  47.5% of Watertone
Holdings, LP's economic interest in certain CDL business components.

      In the year ending  December 31, 2002,  the Company  issued  approximately
56,000 shares of the Company's common stock in connection with the conversion of the Societe Generale  convertible  debt. In December 2002, the Company exchanged the  remainder  of the  convertible  debt and  other  equities  held by  Societe
Generale in exchange for a $1.6 million note due June 2003.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On December 10,  2002,  the Company  entered  into an  agreement  with the holder of the Company's Series D Preferred Stock and a Note due July 2003, which had  an  aggregate  outstanding  balance  of  approximately  $2.4  million.  The agreement  provided  for the  cancellation  of such  Preferred  Stock  and  Note instruments and the issuance of a new Note under a restructuring  agreement. The new Note was settled in 2003.

      On December 12, 2002,  the Company  announced an agreement  with Bryanston
Group and certain other affiliates  regarding  certain  obligations due from and claims against the Company's.  The Company's remaining indebtedness to Bryanston
Group was $1.5 million. The Company also owed Stanley Tollman approximately $1.5 million and Monty Hundley approximately $267,000 in deferred  compensation.  The parties  agreed  to  release  the  Company  from  all  claims  in  exchange  for distribution to them of equity in the Company in the form of shares in a special class  of the  Company's  Series E  Preferred  Stock  having  a total  aggregate liquidation amount of approximately $3.3 million.  This Series E Preferred Stock is non-convertible, has no fixed date of redemption or liquidation, and provides for cumulative dividends at 8% per annum.  Dividends to holders of the Company's common  stock and other  uses of the  Company's  net cash  flow are  subject  to priorities  for the  benefit  of the  Series E  Preferred  Stock.  The  Series E
Preferred  Stock is subject to  redemption  at the option of the  Company at any time at a price equal to its  liquidation  value plus  accrued  dividends to the date of redemption.

      In  addition  to  ensuring  compliance  with all NASDAQ  regulations,  the
Company  carried  out the  Recapitalization  in order  to  maintain  its  NASDAQ listing. On November 19, 2002, the Company received a letter from NASDAQ stating that it had fallen below the minimum  stockholders'  equity  requirement of $2.5 million as of the Company's fiscal quarter ended September 30, 2002. As a result of the Recapitalization  discussed above, the Company issued 1,700,000 shares of
Series E Preferred  Stock with a redemption  value of $10,  which  increased the
Company's  stockholders' equity to in excess of $6 million. On January 10, 2003, the Company  received an extension  from NASDAQ  until  January 17, 2003 to file with the SEC a public document  demonstrating  compliance.  On January 16, 2003, the Company filed a Current Report on Form 8-K demonstrating compliance with the minimum  stockholders'  equity  requirement.  On January 17,  2003,  the Company received a letter  from  NASDAQ  stating  that based on the 8-K  filing,  it had
determined  the  Company   complies  with  the  minimum   stockholders'   equity
requirement and the matter was closed.

PRIVATE PLACEMENTS

      From April 15, 2003  through  September  2003,  the Company  sold  579,149 shares of common stock , that had an aggregate  purchase price of  approximately
$4.6 million.  There is a possiblity that such  purchasers  could be entitled to have the aggregate  purchase price of such shares refunded by the Company,  plus interest.

PREFERRED STOCK AND DIVIDENDS

      The Company's Series B Preferred  Stock,  44,258 shares  outstanding,  has voting rights of .8 votes per preferred  share,  is  convertible to .8 shares of common stock for each share of preferred  stock and carries a liquidation  value of $29 per share, a cumulative  dividend of $2.90 per share,  payable quarterly, which  increases  to $3.77 per share if the cash  dividend is not paid within 30 days of the end of each  quarter.  In the  event  the  dividend  is not  paid by
January 30 following the year for which such dividend has accrued,  the dividend will be payable in common  stock.  In January  2003,  the Company  declared  and issued  dividends on the Series B Preferred Stock for the 2002 year amounting to
40,498 shares of the Company's common stock. After the January 2003 common stock issuance, there were no dividends in arrears.

      The  Company  has  undeclared  dividends  on Series B  Preferred  Stock of approximately  $166,000  at  December  31,  2003  which  will be  recorded  when declared.

      The Series D Preferred  Stock was retired  after the  recapitalization  of
December 2002.

      In  December  of 2002,  the Company  issued  1,730,696  shares of Series E
Preferred  Stock to  Bryanston  Group with an option in favor of the  Company to reacquire,  at any time, or from time to time,  and without prior notice,  up to that number of shares of Preferred  Stock adjusted for any  subsequent  dividend for the purchase price of $10.00 per share. The Preferred  Purchase Option shall be

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exercised  by  delivery  to the  Stockholder  of a written  notice  signed by an officer or director of the  Company.  The  Company  shall pay for the  Preferred
Option Shares it has elected to  repurchase by cash or, in its sole  discretion, delivery to the Stockholder of a Note.

      This special class of preferred  stock is non-voting and  non-convertible, has no fixed date of  redemption  or  liquidation,  and provides for  cumulative dividends at 8% per annum based upon the liquidation value. Dividends to holders of the Company's  common stock and other uses of the Company's net cash flow are subject to priorities for the benefit of this preferred stock.

      The  Company  has  undeclared  dividends  on Series E  Preferred  Stock of approximately  $1.4  million at December  31,  2003 which will be recorded  when declared.

NOTE 11. STOCK OPTIONS AND WARRANTS

2002, 1998 AND 1993 STOCK OPTION PLANS

      In May 1998 and June 1993,  the Company's  Board of Directors  adopted the
1998 and 1993 Stock Option Plans  providing for incentive  stock options ("ISO")
and non-qualified  stock options ("NQSO").  The Company has reserved 400,000 and
90,000  shares of common stock for  issuance  upon the exercise of options to be granted under the 1998 and 1993 Stock Option Plans,  respectively.  The exercise price of an ISO or NQSO will not be less than 100% of the fair  market  value of the  Company's  common stock at the date of the grant.  The maximum term of each option  granted  under each plan is ten years;  however,  options  granted to an employee  owning  greater  than 10% of the  Company's  common  stock will have a maximum term of five years. On June 3, 2003 the 1993 Stock Option Plan expired.

      In 2001 and 2000,  the Company  re-priced  certain stock  options,  which, under Financial Accounting  Standards Board Interpretation  Number 44 ("FIN44"),
requires  them  to  be  accounted  for  under  variable  plan  accounting.   The
application  of FIN 44, which was effective  July 1, 2000,  resulted in non-cash compensation expense of approximately $44,000 during the year ended December 31,
2002.

      In April 2002,  Robert Berman received a proxy from the Company's  largest shareholder  granting  him the  right to use the  votes of that  shareholder  to appoint four of the seven members of the Company's  board of directors.  Messrs.
Berman and  Kaniewski  at that time were issued  approximately  591,000  options under the 2002 Stock Option Plan to purchase common shares at $17.49 per share.

      On January 9, 2003, the Company  cancelled all of its options  outstanding except  for  5,500.  On  that  day  the  Company  awarded  options  to  purchase approximately 854,000 shares of its common stock at $2.12 per share. Included in the award were approximately 829,000 options, which were exercisable immediately and  approximately  25,000 options to employees of affiliated  companies,  which vested on July 9, 2003.

      On August 5, 2003, an additional  90,000 options were granted to new board members  to  purchase  common  stock at $7.00  per  share.  These  options  were immediately vested and expire in ten years. Total stock compensation expense, of approximately  $3 million was included in the results of operations for the year ended December 31, 2003.

      During the year ended December 31, 2002 options to purchase  approximately
154,000 of the Company's common stock at exercise prices of $4.40 were cancelled due to the removal of  responsibilities,  resignation  and termination of former affiliates.  The option  expiration rules are defined in the 1993 and 1998 stock option agreements.

      The  following  table sets forth each grant on the day of the grant  using the Black Scholes  option pricing model weighted  average  assumptions  used for such grants:

                                                      2003           2002
                                                      ----           ----
Weighted Average Fair Value of Options Granted       $ 2.59         $17.49
Dividend Yeild                                            0%             0%
Expected Volitility                                   271.8         123.82
Risk-free Interest Rate                                3.05%          4.75%
Expected Life                                          5-10 years     5-10 years

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The  following  table  summarizes   approximate   stock  option  activity,
excluding the simultaneous  cancellations  and re-issuances in 2003 and 2002, as noted above:

                                                                                       Weighted
                                                                                       Average
                                                                     Range of          Exercise
                                                  Number of          Exercise          Price Per
                                                    Shares           Price             Share
------------------------------------------------------------------------------------------------
Options outstanding at January 1, 2002             238,000            $4.40              $4.40
Granted in 2002                                    591,000           $17.49             $17.49
Exercised in 2002                                   (8,000)           $4.40              $4.40
Cancelled in 2002                                 (154,000)           $4.40              $4.40
                                                 ---------

Options outstanding at
   December 31, 2002                               667,000            $4.40-17.49       $16.01

Granted in 2003                                    943,000            $2.12-7.00         $2.59
Exercised or expired in 2003                      (127,000)           $2.12              $2.12
Cancelled in 2003                                 (662,000)           $4.40-17.49       $16.09
                                                 ---------

Options outstanding at
   December 31, 2003                               821,000
                                                 =========

      The  following  table  summarizes   information  regarding  stock  options
outstanding at December 31, 2003:

                  Options Outstanding                   Options Exercisable
             ------------------------------       ------------------------------
                                Weighted
                Number           Average              Number            Weighted
Range of     Outstanding        Remaining          Exercisable          Average
Exercise         at            Contractual             at               Exercise
Prices       Dec 31, 2003     Life in Years       Dec 31, 2003           Price

 2.12          725,500             9.0               725,500              2.12
 4.40            5,500             6.5                 5,500              4.40
 7.00           90,000             9.5                90,000              7.00
               -------                               -------
               821,000                               821,000
               =======                               =======

NOTE 12. INCOME TAXES

      The Company and all of its subsidiaries file a consolidated federal income tax return.  At December 31, 2003, the estimated  Company's  deferred income tax asset was comprised of the tax benefit associated with the following items based on the statutory tax rates currently in effect:

                                                                   2003
                                                              (in thousands)
      Net operating loss
         Carry forwards ..............................           $ 67,000
                                                                 --------

      Deferred income tax asset ......................             26,800
         Valuation allowance .........................            (26,800)
                                                                 --------
      Deferred income tax asset, net .................           $     --
                                                                 ========

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Our  merger  with  CDL will  limit  our  ability  to use our  current  net operating loss carry forwards,  potentially increasing our future tax liability.
As of December 31, 2003,  the Company had net operating  loss carry  forwards of approximately  $67  million  that expire  between  2008 and 2023.  The  Internal
Revenue  Code  allows the  offset of these net  operating  loss  carry  forwards against income earned in future years, thus reducing the tax liability in future years. The merger of our operations with CDL, however, will not permit us to use the entire  amount of the net  operating  losses due to the change in control of the Company.  A limited amount of the net loss  carry-forward  may be applied in future years based upon the change of control and existing income tax laws.

NOTE 13. SUBSEQUENT EVENTS

ACQUISITION OF CDL ENTITIES AND DEVELOPMENT RIGHTS

      On January 12, 2004, the Company  concluded its acquisition of 100% of the ownership  interest in CDL  operating and  development  entities in exchange for
80.25%  of  the  Company's   outstanding  common  stock,  or  18,219,075  shares
calculated on a post-merger,  fully diluted basis (the merger).  Although Empire is the  legal  survivor  in the  merger  and  remains  the  registrant  with the
Securities  and  Exchange  Commission,  under  accounting  principles  generally accepted in The United  States of  America,  the merger was  accounted  for as a reverse  acquisition,  whereby  CDL is  considered  the  acquirer  of Empire for financial reporting. This requires Empire to present in all financial statements and other public  fillings  after  completion  of the merger,  prior  historical financials and other  information of CDL and requires a retroactive  restatement of CDL historical shareholders investment for the equivalent number of shares of common stock received in the merger.

ASSIGNMENT OF LITIGATION CLAIMS

      On January 12, 2004, in order to better focus on the  development of a VGM program at Monticello Raceway and current business  arrangements with the Cayuga
Nation of New York, while at the same time not abandoning the interests of their stakeholders  in the claims  against CZR,  Gary Melius,  Ivan Kaufman and Walter
Horn, the parties made it a condition to the merger closing that CDL, Monticello
Raceway  Development and Mohawk  Management assign all of their claims emanating from the above  described  actions  against CZR,  Gary Melius,  Ivan Kaufman and
Walter  Horn,  along with their  rights to any  proceeds  from any  judgment  or settlement  that may arise from any litigation  relating to such subject matter, to a  grantor  trust  in which  the  Company's  common  stockholders  of  record immediately  before the merger's  closing (but  following the  redemption of the common stock held by Bryanston  Group and Beatrice  Tollman)  will have a 19.75%
indirect interest,  with the members of CDL and Monticello  Raceway  Development immediately before the merger's closing owning the remaining 80.25%. The Company will  separately  enter into an agreement with the Litigation  Trust pursuant to which the Company  will  provide the trust with a $2.5 million line of credit to finance the litigation.  However,  aside from  performing its obligations  under this line of credit, neither the Company nor any of its post-merger subsidiaries will have any future involvement with the ongoing litigation or any future suits that may arise.  Paul A. deBary,  a member of the Company's  board of directors, and Joseph E.  Bernstein,  a member of the  Company's  board of directors  and a
managing  director  of  Americas  Tower  Partners,   have  agreed  to  serve  as
co-trustees for the Litigation  Trust.  For these services,  Messrs.  deBary and
Bernstein will each receive $60,000 per year and 1% and 4%, respectively, of any proceeds that the Litigation Trust receives from the ongoing litigation,  or any future  litigation that may be brought by the Litigation  Trust.  Moreover,  any proceeds  received  by the  Litigation  Trust  shall first be applied to pay the expenses  of the  Litigation  Trust,  including  compensation  of the  trustees, second,  to provide  for a reserve,  if  necessary,  for future  expenses of the
Litigation  Trust,  third to repay  the  Company,  in  addition  to any  amounts borrowed under the line of credit,  up to $7.5 million to compensate the Company

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for other previously  incurred expenses in connection with the CZR, Gary Melius,
Ivan Kaufman and Walter Horn  litigations,  and then for the remaining amount to be distributed pro rata to the Litigation Trust's beneficiaries.  A registration statement concerning this distribution on Form S-1 was filed with the Securities and Exchange Commission by the Catskill Litigation Trust and became effective on
March 5, 2004.

BERKSHIRE BANK OBLIGATION

      On October 29, 2003,  Monticello Raceway  Management,  Inc.  consummated a
$3.5 million loan agreement with The Berkshire Bank. This obligation was paid in full on February 4, 2004.

PRIVATE PLACEMENT

      On January 30, 2004 the Company closed a private sale of  approximately  4 million shares of common stock, to multiple  investors,  at a price of $7.50 per share.  This sale, net of expenses,  increased by approximately  $30 million our funds for development and operations.

      In connection with the above private placement,  Jefferies & Company, Inc.
was issued warrants to purchase  250,000 shares of our common stock at $7.50 per
share  for  general  financial   advisory  services  rendered  relating  to  the
consummation of the private placement.

STOCK REDEMPTION

      One of the  conditions  to the closing of our recent  merger was to redeem from Bryanston Group and Beatrice  Tollman an aggregate of 2.3 million shares of common  stock  at  $2.12  per  share.  The  total  cost of this  redemption  was approximately  $5 million which the Company paid by issuing a note. The terms of this note  require  approximately  13% of the  principal to be paid on the first anniversary  of issuance and for the whole note to be repaid within three years.
No assurance  can be given that the Company will have enough  revenue or cash on hand to repay this indebtedness when it becomes due.

VGM IMPROVEMENTS

      Construction  began in  February  2004 on the  leasehold  improvements  at
Monticello  Raceway  necessary to begin operating 1,800 VGM's  authorized by the
State of New York.  The proceeds  from the private sale of stock will be used to
fund  these  improvements.   The  total  remaining  costs  to  design,  develop,
construct,  equip and open the VGM  operation  is expected  to be  approximately
$23.4 Million.

DIRECTOR CONVICTIONS FEBRUARY 4, 2004

      On February 4, 2004, four former officers or directors of the Company were convicted  of tax and bank fraud.  These four  individuals  were Monty  Hundley,
Howard Zuckerman,  Sanford Freedman and James Cutler.  None of the acts that led to the  conviction of these  individuals  for tax and bank fraud were related to their roles or  activities  with the  Company and the Company has not been,  nor will be, charged with any wrongdoing.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. UNAUDITED QUARTERLY DATA (IN THOUSANDS)

                                          First           Second          Third           Fourth
                                          Quarter         Quarter         Quarter         Quarter

      2003
        Total revenue ............        $    --         $    --         $    --         $    --
        Net loss .................         (1,493)         (1,638)         (2,251)         (2,646)
        Net loss applicable
            to common shares .....         (1,880)         (2,030)         (2,642)         (3,027)
        Net loss per common
            Share, basic and diluted      $  (.38)        $  (.38)        $  (.46)        $  (.51)

      2002
        Total revenue ............        $     0         $     0         $     0         $     0
        Net income (loss) ........          2,495            (856)         (7,543)         (3,596)
        Net income (loss) applicable
            to common shares .....          2,105            (924)         (7,611)         (3,244)
        Net income (loss) per common
            Share, basic .........           0.54           (0.19)          (1.56)          (0.73)
                   diluted .......        $  0.45         $ (0.19)        $ (1.56)        $ (0.73)

                   CATSKILL DEVELOPMENT, LLC AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                       AND

                          INDEPENDENT AUDITORS' REPORT

                   CATSKILL DEVELOPMENT, LLC AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                TABLE OF CONTENTS

Independent Auditors' Report                                                F-28

Consolidated Financial Statements

   Balance Sheet                                                            F-29

   Statement of Operations                                                  F-30

   Statement of Changes in Members' Equity (Deficiency)                     F-31

   Statement of Cash Flows                                                  F-32

   Notes to Consolidated Financial Statements                               F-34

                 FRIEDMAN
                 ALPREN &                                 1700 BROADWAY
                 GREEN LLP                                    NEW YORK, NY 10019
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS                  212-842-7000
                                                              FAX 212-842-7001
                                                              www.nyccpas.com

                          INDEPENDENT AUDITORS' REPORT

TO THE MEMBERS OF CATSKILL DEVELOPMENT, LLC AND SUBSIDIARIES

      We have audited the  accompanying  consolidated  balance sheet of CATSKILL
DEVELOPMENT,  LLC AND  SUBSIDIARIES  as of December  31,  2003,  and the related consolidated  statements of operations,  changes in members' equity (deficiency)
and cash  flows for the year then  ended.  These  financial  statements  are the responsibility of the Company's management.  Our responsibility is to express an opinion  on  these  financial  statements  based  on our  audit.  The  financial statements of CATSKILL DEVELOPMENT, LLC AND SUBSIDIARIES as of December 31, 2002
were audited by other  auditors,  whose report dated June 25, 2003  expressed an unqualified opinion on those statements.

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

      In our opinion,  the 2003 consolidated  financial  statements  referred to above  present  fairly,  in all material  respects,  the  financial  position of
CATSKILL  DEVELOPMENT,  LLC AND  SUBSIDIARIES  as of December 31, 2003,  and the
results  of their  operations  and their  cash  flows for the year then ended in conformity with accounting principles generally accepted in the United States of
America.

                                          /s/ Friedman Alpren & Green LLP

February 16, 2004

                   CATSKILL DEVELOPMENT, LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 2003 AND 2002

                                     ASSETS
                                                                      2003             2002
                                                                      ----             ----
Current assets
   Cash and cash equivalents                                     $  1,354,150     $    643,864
   Restricted cash                                                    122,346           42,376
   Accounts receivable                                                758,281        1,033,565
   Prepaid expenses and other current assets                          237,152          335,227
                                                                 ------------     ------------
              Total current assets                                  2,471,929        2,055,032

Property and equipment - at cost, less accumulated
   depreciation                                                     6,558,447        5,856,246
Deferred loan costs - at cost, less accumulated
   amortization of $22,179 in 2003                                    243,964               --
Advances - Cayuga Nation                                              385,000               --
Gaming license and development costs                                4,166,026        6,068,469
                                                                 ------------     ------------

                                                                 $ 13,825,366     $ 13,979,747
                                                                 ============     ============

                 LIABILITIES AND MEMBERS' EQUITY (DEFICIENCY)

Current liabilities
   Note payable, bank                                            $  3,469,652     $         --
   Accounts payable                                                 3,859,269        2,470,060
   Accrued expenses and other current liabilities                     654,528          115,849
                                                                 ------------     ------------

              Total current liabilities                             7,983,449        2,585,909

Notes payable, members                                              7,503,513        6,821,375

Commitments                                                                --               --

Members' equity (deficiency)                                       (1,661,596)       4,572,463
                                                                 ------------     ------------

                                                                 $ 13,825,366     $ 13,979,747
                                                                 ============     ============

                   CATSKILL DEVELOPMENT, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                    2003             2002
                                                                    ----             ----

Racetrack revenues
   Gross wagering and simulcasting                             $  9,565,972     $ 11,147,184
   Nonwagering                                                      169,100          211,975
                                                               ------------     ------------

                                                                  9,735,072       11,359,159
                                                               ------------     ------------

Racetrack costs and expenses
   Purses, awards and other                                       3,299,815        3,932,168
   Operating costs                                                2,277,846        2,297,216
   General and administrative                                     3,484,537        2,974,895
   Interest expense                                                  53,373               --
   Depreciation and amortization                                    725,351          755,601
                                                               ------------     ------------

                                                                  9,840,922        9,959,880
                                                               ------------     ------------

              Income (loss) from racing operations                 (105,850)       1,399,279
                                                               ------------     ------------

Gaming license and development expenses
   General and administrative                                       200,565           74,412
   Legal                                                          1,296,836        2,644,369
   Interest                                                         682,691          620,704
                                                               ------------     ------------

              Total gaming license and development expenses       2,180,092        3,339,485
                                                               ------------     ------------

Development costs                                                 4,243,475               --
                                                               ------------     ------------

Interest income                                                       5,496            7,282
                                                               ------------     ------------

Net loss                                                       $ (6,523,921)    $ (1,932,924)
                                                               ============     ============

                   CATSKILL DEVELOPMENT, LLC AND SUBSIDIARIES

        CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIENCY)

                      YEAR ENDED DECEMBER 31, 2003 AND 2002

                                                                                    Total
                                Preferred          Other                           Members'
                                 Capital          Capital       Accumulated        Equity
                              Contributions    Contributions      Deficit       (Deficiency)
                              -------------    -------------   ------------     ------------
Balance, December 31, 2001    $ 16,728,693     $        400    $(10,223,706)    $  6,505,387

Capital adjustment                  (3,900)              --           3,900               --

Net loss                                --               --      (1,932,924)      (1,932,924)
                              ------------     ------------    ------------     ------------

Balance, December 31, 2002      16,724,793              400     (12,152,730)       4,572,463

Capital contributions              735,297               --              --          735,297

Capital acquisition costs         (445,435)              --              --         (445,435)

Net loss                                --               --      (6,523,921)      (6,523,921)
                              ------------     ------------    ------------     ------------

Balance, December 31, 2003    $ 17,014,655     $        400    $(18,676,651)    $ (1,661,596)
                              ============     ============    ============     ============

                   CATSKILL DEVELOPMENT, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                         2003            2002
                                                                         ----            ----
Cash flows from operating activities
   Net loss                                                          $(6,523,921)    $(1,932,924)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities
         Depreciation and amortization                                   725,351         755,601
         Development costs                                             4,243,475              --
         Loss on disposal of property and equipment                           --           2,819
         Accrued interest on notes payable, members                      682,138         620,125
         Interest paid with proceeds from note payable, bank               2,552              --
         Changes in assets and liabilities
           Restricted cash                                               (79,970)         35,694
           Accounts receivable                                           275,284        (382,384)
           Prepaid expenses and other current assets                      98,075        (180,102)
           Accounts payable                                            1,574,567       1,033,089
           Accrued expenses and other current liabilities               (179,787)       (167,407)
                                                                     -----------     -----------

              Net cash provided by (used in) operating activities        817,764        (215,489)
                                                                     -----------     -----------

Cash flows from investing activities
   Purchase of property and equipment                                 (1,382,068)       (171,246)
   Advances - Cayuga Nation                                             (385,000)             --
   Gaming license and development costs                               (2,001,306)       (327,870)
                                                                     -----------     -----------

              Net cash used in investing activities                   (3,768,374)       (499,116)
                                                                     -----------     -----------

Cash flows from financing activities
   Proceeds from note payable, bank                                    3,379,264              --
   Repayment of note payable, bank                                       (30,348)             --
   Loan costs                                                            (52,520)             --
   Capital acquisition costs                                             (90,000)             --
   Members' capital contributions                                        454,500              --
                                                                     -----------     -----------

              Net cash provided by financing activities                3,660,896              --
                                                                     -----------     -----------

Net increase (decrease) in cash                                          710,286        (714,605)

Cash and cash equivalents, beginning of year                             643,864       1,358,469
                                                                     -----------     -----------

Cash and cash equivalents, end of year                               $ 1,354,150     $   643,864
                                                                     ===========     ===========

                   CATSKILL DEVELOPMENT, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                          YEARS ENDED DECEMBER 31, 2003

                                                              2003        2002
                                                              ----        ----

Supplemental cash flow disclosures
   Interest paid                                            $ 28,626    $    579

Noncash investing and financing activities
   Deferred loan costs paid with loan proceeds               118,184          --
   Accrued deferred loan costs                                95,439          --
   Noncash additions to leasehold improvements                23,305          --
   Noncash additions to gaming license and
      development costs                                      339,726          --
   Accrued capital acquisition costs                         355,435          --
   Settlement of accounts payable by minority owner          280,797          --

                   CATSKILL DEVELOPMENT, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Business Activity

      General

            In October 1995, Catskill  Development,  LLC (the "Company"),  a New
      York limited liability company,  was formed to pursue the development of a proposed  Native  American  casino in  Monticello,  New York (the  "Casino
      Project").  The Company's business plan envisioned three distinct lines of business: (a) casino activities;  (b) real estate related activities;  and
      (c) the gaming operations  related to Monticello  Raceway (the "Raceway"),
      including   pari-mutuel   and  future  Video  Lottery   Terminal   ("VLT")
      operations.  Monticello  Raceway  Management  Inc.  ("MRMI"),  a New  York
      corporation,  was a wholly  owned  subsidiary  and was  formed to hold the pari-mutuel license. Mohawk Management,  LLC, a New York limited liability company,  was 60% owned by the  Company  and was  formed to manage the St.
      Regis Mohawk Casino. Monticello Casino Management, LLC, a New York limited liability  company,  was 60% owned by the Company and was formed to manage any other Native American casino at the Raceway.  Both Mohawk  Management,
      LLC and Monticello  Casino  Management,  LLC were inactive at December 31,
      2003 and 2002.

            The Company conducted pari-mutuel wagering on live race meetings for
      standardbred   horses  and   participated  in  intrastate  and  interstate
      simulcast  wagering at the Raceway in Monticello,  New York. The Company's
      operations  were  subject to  regulation  by the New York State Racing and
      Wagering Board.

      Empire Merger

            On July 3, 2003,  the Company  entered into a  Definitive  Agreement with Empire Resorts,  Inc.  ("Empire"),  its partner in developing  gaming activities  at the  Raceway  and other  related  entities.  The  agreement provided for the Company's members to exchange all of the Company's assets and obligations, except for the ownership of the 230-acre Raceway property and the senior obligation which was settled as part of the merger, as well as its  development  and  management  rights with  respect to the site and related  gaming  activities,  for an 80.25%  position in  Empire's  common stock.

            The assets transferred include all rights and obligations associated with the  litigation  discussed in Note 7. The Company will also  transfer all of its interest in MRMI, Mohawk Management, LLC, and Monticello Casino
      Management,  LLC to Empire.  Empire will  account  for this  exchange as a reverse merger.

                                   (Continued)

                   CATSKILL DEVELOPMENT, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            The Company  will retain the land and  buildings  of the Raceway and contiguous  properties.  On October 29, 2003, the Company and MRMI entered into a 48-year ground lease ("Ground  Lease") with respect to 200 acres of the Raceway  property and  improvements  located on such land that are not subject  to the Land  Purchase  Agreement.  Pursuant  to the  terms of the consolidation  with Empire,  MRMI will become a wholly owned subsidiary of
      Empire.  The  covenants  of the  agreement  of the land lease to MRMI will still be fulfilled. Under the terms of the Ground Lease, MRMI will pay the
      Company  $1,800,000  per year, due on October 28, 2004 for the first year.
      The subsequent payments are payable in equal monthly installments, subject to annual adjustments consistent with the Consumer Price Index. During the second year of the lease,  MRMI has the right, at its option, to defer its monthly  rental  payments  for up to 12 months,  with such  deferred  rent accruing interest at the rate of 4.5% a year.

            During the first three years of the Ground  Lease,  MRMI may, at its option, purchase the Leased Property for a purchase price equal to the sum of the rent  payable for the year in which MRMI  exercises  this  purchase option,  divided by 5% (which would equal $36,000,000 in the first year of the Ground  Lease),  and an amount equal to all transfer taxes and closing costs  incurred by the  Company as seller.  MRMI may not assign its rights under the Ground Lease, sublet any part of the Leased Property,  nor enter into a transaction or series of transactions that would result in a change of control of MRMI  without the consent of the  Company.  However,  in the event that the Company  withholds  its consent to such  assignment  of the
      Ground Lease or the subletting of all or part of the Leased Property, MRMI may  exercise its option to purchase  the Leased  Property  even after the first three years of the Ground Lease have expired.

            Under the terms of the  Ground  Lease,  absent the  Company's  prior written  consent,  MRMI is required to use the Leased  Property solely for racing, gaming,  entertainment,  retail,  lodging, food service, any other use  related to  so-called  "tourism",  and other  ancillary  and  related activities.

            On January 12, 2004, the  acquisition  was completed and all aspects of the agreement satisfied.  Future reporting of the new operations of the
      Company will be accounted for as if the consolidation  occurred on January
      1, 2004, because there was no significant operations during that period..

                                   (Continued)

                   CATSKILL DEVELOPMENT, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Video Gaming Machines

            In October 2001, the New York State  Legislature  passed a bill that expanded the nature and scope of gaming in the state ("VGM  Legislation").
      The bill was signed by the Governor on October 31, 2001.

            The  Company  received a letter  from the  Lottery,  dated March 21,
      2002,  advising  the Raceway  that the Lottery has  completed  its initial review of the  Raceway's  business  plan for the operation of VGM's at the
      Raceway during the initial  three-year  trial period approved by the State
      Legislature.  Based  on such  review,  the  Lottery  has  made an  initial allocation of 1,800 VGM's to the Raceway.

            Construction   began  in  February   2004  on   Monticello   Raceway
      Management's  leasehold  improvements at Monticello  Raceway  necessary to begin operating 1,800 VGM's authorized by the State of New York.

      Casino Development

            On  April  3,  2003,  the  Cayuga  Nation,  a New  York  State-based
      Federally-recognized  Indian Nation (the "Cayuga Nation"), the Company and
      certain of the Company affiliates,  including a subsidiary of the Company, entered into a series of agreements which provide for the development of a trust land casino  adjacent to the  Raceway.  At December  31,  2003,  the
      Company is  awaiting  approval  from the Bureau of Indian  Affairs and the
      State of New York to proceed with the Casino project.

      Principles of Consolidation

            The  accompanying  consolidated  financial  statements  include  the accounts  of the  subsidiaries  in which the  Company  has more than a 50%
      interest  and  include   Monticello   Raceway   Management  Inc.,   Mohawk
      Management,  LLC and Monticello  Casino  Management,  LLC. All significant
      intercompany   balances  and   transactions   have  been   eliminated   in
      consolidation.

      Use of Estimates

            Management  uses estimates and  assumptions  in preparing  financial statements. Those estimates and assumptions affect the reported amounts of
      assets  and   liabilities,   the  disclosure  of  contingent   assets  and
      liabilities,   and  the  reported   revenues  and  expenses.   Significant
      assumptions  are  employed in  determining  the  recoverability  of gaming license and development costs.

                                   (Continued)

                   CATSKILL DEVELOPMENT, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Concentrations of Credit Risk

            The Company  maintains  significant  cash  balances  with  financial institutions  in excess of the insurance  provided by the Federal  Deposit
      Insurance Corporation ("FDIC").

      Cash and Cash Equivalents

            Cash and cash equivalents  include cash on account,  demand deposits and  certificates  of deposit with original  maturities of three months or less at acquisition.

      Restricted Cash

            Under New York States Racing, Pari-Mutuel Wagering and Breeding Law,
      the track is obliged to withhold a certain  percentage of certain types of wagers towards the  establishment  of a pool of money, the use of which is restricted to the funding of approved capital improvements, repairs and/or certain  advertising  expenses.  Periodically  during the year,  the track petitions  the  Racing  and  Wagering  Board to  certify  that  the  noted
      expenditures are eligible for re-imbursement  from the capital improvement fund.  The unexpended  balance is shown as restricted  cash on the balance sheet.

      Accounts Receivable

            Accounts   receivable  are  reported  at  the  amount   outstanding.
      Management  expects to collect  the entire  amount and,  accordingly,  has determined that no allowance is required at December 31, 2003 and 2002.

            The Company,  in the normal course of business,  settled  wagers for other  racetracks and is potentially  exposed to credit risk. These wagers are included in accounts receivable.

      Property and Equipment

            Property  and  equipment  are  recorded  at  cost.  Depreciation  is calculated using the  straight-line  basis over the estimated useful lives of the related assets as follows:  15 years for grandstands and buildings,
      5 to 7 years  for  equipment,  and 7 years  for  furniture  and  fixtures.
      Leasehold  improvements  are  amortized  over the  term of the  lease on a straight-line basis.

                                   (Continued)

                   CATSKILL DEVELOPMENT, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Gaming License and Development Costs

            In  connection  with its  gaming  and  development  activities,  the
      Company   capitalizes  certain  legal,   architectural,   engineering  and
      environmental  study fees, as well as other costs directly  related to the gaming license and development of the real estate.

      Long-Lived Assets

            The Company tests its long-lived  assets  whenever events or changes in  circumstances  indicate that the carrying value of such assets may not be recoverable.  In such cases,  the Company would estimate the future net undiscounted  cash flows  generated by those  assets.  If such future cash flows are  insufficient to recover the carrying amount of the assets,  the
      Company would  recognize an impairment  loss and reduce the carrying value of any impaired assets to fair value.

      Deferred Loan Costs

            Deferred loan costs are amortized on the  straight-line  method over the term of the note.

      Revenue Recognition

            Wagering revenues are recognized at gross, before deductions of such related expenses as purses, stakes and awards. The costs relating to these amounts  are shown as  "Purses,  awards  and  other"  in the  accompanying consolidated statement of operations.

      Advertising

            The Company expenses the costs of general advertising, promotion and marketing programs at the time the costs are incurred. For the years ended
      December 31, 2003 and 2002, total costs incurred were $50,471 and $17,842, respectively.

      Income Taxes

            The Company was formed as a limited liability company and elected to be  treated  as a  partnership  for tax  purposes,  and thus no income tax expense is recorded in the  statements.  Income of the Company is taxed to the  members  in their  respective  returns.  All income  from  Monticello
      Raceway  Management Inc. was passed to the Company because of a management contract between the companies.  Therefore no tax accrual is needed on the subsidiary's records.

                                   (Continued)

                   CATSKILL DEVELOPMENT, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Reclassifications

            Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2 - PROPERTY AND EQUIPMENT

                                                    2003           2002
                                                    ----           ----

      Land                                      $   770,000    $   770,000
      Buildings and improvements                  8,781,079      8,517,724
      Leasehold improvements in progress          1,030,881             --
      Furniture, fixtures and equipment           1,364,439      1,253,302
                                                -----------    -----------

                                                 11,946,399     10,541,026

      Less - Accumulated depreciation             5,387,952      4,684,780
                                                -----------    -----------

                                                $ 6,558,447    $ 5,856,246
                                                ===========    ===========

            Depreciation  expense was  $703,172  and $755,601 as of December 31,
      2003 and 2002, respectively. The above land and buildings are security for the mortgage described in Note 6.

3 - ADVANCES TO CAYUGA NATION OF NEW YORK

            The  Company has made  payments to the Cayuga  Nation of New York to help cover  development  costs for the proposed  gaming facility and other
      development   projects.   These  advances  are  refundable  under  certain
      circumstances and are noninterest-bearing.  A balance of $385,000 was paid during the year ended December 31, 2003.

                                   (Continued)

                   CATSKILL DEVELOPMENT, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 - GAMING LICENSE AND DEVELOPMENT COSTS

            In connection  with the  development  of real estate for  additional gaming activities,  the Company has incurred various costs. As of December
      31, 2002, the Company had  capitalized  $6,068,409.  During the year ended
      December 31, 2003, the Company incurred an additional $2,341,032.

            During the fourth quarter of 2003,  negotiations  with the St. Regis
      Mohawks,  one of the Nations that the Company was in  discussions  with to develop gaming facilities,  ended. Pursuant to its policy of assessing the recoverability  of its  long-lived  assets,  the  Company  wrote off those development  costs directly related to the project involving the St. Regis
      Mohawks.   Accordingly,  the  Company  recognized  as  a  loss  previously capitalized  costs  totaling  approximately  $4,243,000.  The  Company  is
      currently   working  with  the  Cayuga  Nation  to  develop  these  gaming facilities.

5 - NOTE PAYABLE, BANK

            On October 29, 2003,  MRMI  consummated  a $3,500,000  note with The
      Berkshire  Bank.  The note is secured by a leasehold  on the  property,  a pledge of raceway  revenues and security  interests in certain  equipment.
      The note bears  interest at 8.75% and  matures on  November 1, 2005,  with monthly principal and interest  payments based on a 48-month  amortization schedule.  Empire entered into a surety  agreement with The Berkshire Bank to guarantee the note.  Included in cash and cash  equivalents  are a cash collateral  reserve and a payment  reserve  totaling  $125,000 and 55,869, respectively.  Interest  expense for the year ended  December 31, 2003 was
      $53,373. The note was subsequently satisfied in February 2004.

6 - MEMBERS' EQUITY (DEFICIENCY) AND SENIOR OBLIGATION

            The members of the Company have contributed  various equity and debt to the Company to fund the  purchase of the Raceway and the pursuit of the approval and  development of a Native  American Casino on a portion of the
      Raceway  property.  At December 31, 2003 and 2002,  the  aggregate  amount needed to satisfy  the  preferred  capital  contributions  (with  priority returns of 10%) was $33,815,495 and $34,717,799, respectively.

                                   (Continued)

                   CATSKILL DEVELOPMENT, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6 - MEMBERS' EQUITY (DEFICIENCY) AND SENIOR OBLIGATION (Continued)

            These  preferred  capital  balances were  subordinate to a mortgage, payable to two members  (the "Senior  Obligation"),  which at December 31,
      2003 and 2002  was  $7,503,513  and  $6,821,375,  respectively,  including accrued interest at 10% a year.

            As part of the Empire  merger,  the members agreed to exchange their preferred capital  contributions and senior  obligations for Empire common stock without any premium.

            The Company was formed as a limited  liability  company;  therefore, its members' individual liability is limited under the appropriate laws of the State of New York.  The  Company  will cease to exist on July 1, 2025.
      The Company's distinct lines of business: (A) casino development; (B) real estate-related  activities;  and (C) the gaming  operations  were owned at
      December 31, 2003, as follows:

                                                          Real
                                           Casino        Estate         Racing
                                           ------        ------         ------

      Voting Members
        Alpha Monticello, Inc.             48.310%        25.000%       36.870%
        Americas Tower Partners            20.000         25.000        25.000
        Monticello Realty, LLC             20.000         22.500        22.500
        Watertone Holdings, LP              9.190         25.000        13.130

      Non-Voting Members
        Cliff Ehrlich                       1.375          1.375         1.375
        Fox-Hollow Lane, LLC                1.000          1.000         1.000
        Shamrock Strategies, Inc.           0.125          0.125         0.125

            Pursuant  to  the terms of the merger with Empire,  Alpha Monticello and all the non-voting  members are no longer members of the Company.  The remaining members of the company are as follows:

                                                            Real
                                                           Estate
                                                           ------
      Voting Members
        Americas Tower Partners                            33.34
        Monticello Realty, LLC                             33.33
        Watertone Holdings, LP                             33.33

                                   (Continued)

                   CATSKILL DEVELOPMENT, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7 - COMMITMENTS AND CONTINGENCIES

      Leases

            At December 31, 2003, the Company had  commitments  under  operating leases which end in 2006 for various pieces of equipment  requiring annual lease payments for the twelve months ending December 31 as follows:

                      2004                         $ 142,621
                      2005                            18,034
                      2006                             8,814
                                                   ---------

                                                   $ 169,469
                                                   =========

            Lease expense was $156,721 and $165,721 for the years ended December
      31, 2003 and 2002,respectively.

      Legal Proceedings

            The Monticello Harness  Horsemen's  Association,  Inc.  ("Horsemen's
      Association") has brought actions against Monticello  Raceway  Management,
      Inc. and one of the members of the Company.  One of the actions  seeks the sum of $1,562,803,  to be credited to the horsemen's purse account, and an additional  $4,000,000 in punitive damages.  Another case is questioning a racing series that purportedly violated the contract with MRMI. Management has  responded  vigorously  to  contest  the cases  after  attempts  at an out-of-court settlement proved fruitless.

            The  Horsemen's  Association  has  filed a number  of suits  against
      Monticello  Raceway  Management Inc. and Cliff Ehrlich,  as its President.
      One action, seeking money damages of approximately  $500,000,  claims that certain monies (approximately  $80,000) which should have been used solely for  "overnight  purses" were expended by the raceway for a special racing series known as the William  Sullivan  Pacing Series,  that management has not increased  purses to the horsemen for overnight racing as requested by the horsemen,  and that management is improperly  holding up approximately
      $400,000  in an account  that is  earmarked  for payment of purses at such
      time  as  management   deems  it   appropriate.   A  second  action  seeks
      approximately $2,000,000 in damages, claiming that management has withheld various  simulcasting  and OTB revenues from the horsemen's  purse account and deducted various unauthorized  simulcasting  expenses.  Management has responded  vigorously to this litigation,  and at the same time will seek,
      if  possible,   to  resolve  these  issues  in  the  context  of  contract negotiations  with the Horsemen's  Association that are scheduled to begin in March 2004.

                                   (Continued)

                   CATSKILL DEVELOPMENT, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7 - COMMITMENTS AND CONTINGENCIES (Continued)

      Legal Proceedings (Continued)

            Should the  litigation  proceed,  however,  counsel  has advised the
      Company  that,  (i) with  regard to the $80,000  expended  for the William
      Sullivan Pacing Series, management was within its contract rights to apply that money  towards  the  racing  series  since the racing  series met the definition of "overnight purses",  (ii) the $400,000 sought in accelerated purses  will  not  have to be  paid  in the  manner  that  the  Horsemen's
      Association seeks, but eventually those monies will be required to be paid out in additional  purses,  and (iii) there will be a favorable outcome on the causes of action seeking  damages for failure to properly  account for the OTB  revenues as well as the issue of the  deduction  of expenses  for simulcasting. There are sharply disputed issues of fact with regard to the cause of action seeking a greater share of the  simulcasting  revenue and, at this time,  no  estimate  can be given of the  outcome of this cause of action or the amount of potential loss.

            Another  action by the Horsemen's  Association  sought an injunction preventing  management  from  consolidating  the  barn  area  by  removing approximately  50% of the barns and moving horsemen to different barns and also seeks money damages for such conduct.  A temporary  restraining order at the inception of the case was vacated after a hearing, and the decision of management to consolidate the barn area and deny stall space to certain horsemen  was  upheld by the Court on the  injunction  motion.  Management responded  vigorously to this  litigation  as it  challenged  management's rights  clause  in the  contract.  There  is  further  discovery  pending.
      However,  in the  opinion  of  counsel  to the  Company,  there will be no monetary loss as a result of this litigation.

            The Company's ability to participate in New York's VGM program or to help develop and manage a Native American  casino in conjunction  with the
      Cayuga  Nation of New York could be hampered by the outcome of two pending lawsuits,  Dalton v.  Pataki and Karr v.  Pataki,  that seek to enjoin the
      State of New York from  proceeding  with the VGM program or permitting the construction  of any new Native  American  casinos within the State of New
      York's borders. While the trial court dismissed both of these cases in May
      2003, the plaintiffs  have filed an appeal.  Briefs have been submitted in the appeal and oral  arguments were heard in December 2003, but a decision on the appeal has not been  rendered.  Should an appellate  court overrule the trial court and reinstate  these  lawsuits,  and should the plaintiffs ultimately  prevail on all or part of their claims, the Company's business strategy could be seriously adversely affected.  Moreover, a reinstatement of these lawsuits,  even prior to a definitive ruling on the merits of the cases, could hamper  fundraising  efforts for the Cayuga Monticello Resort and  otherwise  adversely  affect  the  implementation  of  the  Company's business  plan,  as  investors  might be  reluctant  to  invest  given the uncertainty that such a holding would create.

                                   (Continued)

                   CATSKILL DEVELOPMENT, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7 - COMMITMENTS AND CONTINGENCIES (Continued)

            In July 1996,  the Company and its members  entered into a series of agreements with the St. Regis Mohawk Tribe,  related to the development of a casino on land adjacent to the  Monticello  Raceway in  Monticello,  New
      York.  Since 2000, the Company has been engaged in litigation with Caesars
      Entertainment,  Inc. ("CZR"),  formerly Park Place Entertainment  ("PPE"), alleging tortious interference with contract and business relationships in regard to the Company's agreements with the St. Regis Mohawk Tribe.

            The  Company  was also a party  to  various  nonenvironmental  legal proceedings  and  administrative  actions,  all arising  from the ordinary course of business.  Although it is  impossible  to predict the outcome of any legal proceeding,  the Company believes any liability that may finally be  determined  with respect to such legal  proceedings  should not have a material effect on the Company's consolidated financial position,  results of operations or cash flows.

8 - RELATED PARTY TRANSACTIONS

            Under  the terms of the  Ground  Lease,  MRMI  will pay the  Company
      $1,800,000  per year,  due on October  28,  2004 for the first  year.  The subsequent payments are payable in equal monthly installments,  subject to annual  adjustments  consistent with the Consumer Price Index.  During the second year of the lease,  MRMI has the right, at its option, to defer its monthly  rental  payments  for up to 12 months,  with such  deferred  rent accruing interest at the rate of 4.5% a year.

9 - SUBSEQUENT EVENTS

      Merger with Empire

            In July 2003,  Empire proposed the  acquisition of MRMI,  Monticello
      Casino Management,  Monticello  Raceway  Development and Mohawk Management
      for 80.25% of Empire's  common stock.  The merger was completed on January
      12, 2004.

                                   (Continued)

                   CATSKILL DEVELOPMENT, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9 - SUBSEQUENT EVENTS (Continued)

      Assignment of Litigation Claims

            On  January  12,  2004,  the  parties  made  it a  condition  to the
      acquisition   closing  that  the  Company,   Empire,   Monticello  Raceway
      Development  and Mohawk  Management  assign all of their claims  emanating from the actions against various  parties,  along with their rights to any proceeds  from  any  judgment  or  settlement  that  may  arise  from  any litigation  relating to such subject  matter,  to a grantor trust in which
      Empire   common   stockholders   of   record,   immediately   before   the
      consolidation's  closing,  will have a 19.75% indirect interest,  and with the members of the Company and Monticello Raceway Development, immediately before the consolidation's  closing,  owning the remaining 80.25%. Neither the Company nor any of its subsidiaries  will have any future  involvement with the ongoing litigation or any future suits that may arise.

