Form 10QSB
period 2004-03-31
EMPIRE RESORTS INC
filed 2004-05-17
CIK 906780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/  QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

     For the quarterly period ended March 31, 2004

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

     Commission file number 1-12522

                              EMPIRE RESORTS, INC.
        (Exact name of Small Business Issuer as specified in its charter)

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

     The number of shares outstanding of issuer's classes of common stock, as of
     May 14, 2004 was 26,037,968.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                                      INDEX

PART I                       FINANCIAL INFORMATION                      PAGE NO.

ITEM 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheet as of March 31, 2004 3

        Condensed  Consolidated  Statements of  Operations  for the three months Ended March 31, 2004 and 2003...................................4

        Condensed  Consolidated  Statements  of Cash Flows for the three months ended March 31, 2004 and 2003................................5

        Notes to Condensed Consolidated Financial Statements............... 6-15

ITEM 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................15-17

ITEM 3. Controls and Procedures...............................................18

PART II                       OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................19

ITEM 2. Changes in Securities and Small Business Issuer
          Purchases of Equity Securities...................................20-21

All items that are not  applicable  or to which the answer is negative have been omitted from this report.

                                     PART I
                              FINANCIAL INFORMATION

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                       $ 20,195
     Restricted cash                                                      155
     Accounts receivable                                                1,007
     Prepaid expenses and other current assets                            288
                                                                     --------
           Total current assets                                        21,645

PROPERTY AND EQUIPMENT, NET                                             2,473

ADVANCES- CAYUGA NATION                                                   470

DEFERRED DEVELOPMENT COSTS                                              2,440

GAMING LICENSE AND
     DEVELOPMENT COSTS                                                  4,899
                                                                     --------

TOTAL ASSETS                                                         $ 31,927
                                                                     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of notes payable                              $    676
    Accounts payable                                                    4,158
    Accrued expenses and other current liabilities                      1,170
                                                                     --------
       Total current liabilities                                        6,004

NOTES PAYABLE, less current maturities                                  4,397
                                                                     --------
       Total liabilities                                               10,401

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 75,000 shares
        authorized, 25,898 issued and outstanding                         259
     Preferred stock, 5,000 shares authorized
         $.01 par value;
       Series B, 44 issued and outstanding                                 --
       Series E, $10.00 redemption value, 1,731
          issued and outstanding                                        6,855
     Capital in excess of par value                                    42,472
     Accumulated deficit                                              (28,060)
                                                                     --------

       Total stockholders' equity                                      21,526
                                                                     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 31,927
                                                                     ========

     See accompanying notes to condensed consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                            2004         2003
                                                         --------      --------

REVENUES
   Racetrack Revenue                                     $  2,511      $  2,282
                                                         --------      --------

EXPENSES:
   Purses awards and other                                    860           781
   Operating costs                                            559           512
   Selling, general and administrative                      4,335         1,180
   Depreciation                                                 6           174
   Amortization of deferred financing costs                   244            --
   Interest expense, net                                      160           166
                                                         --------      --------
            Total expenses                                  6,164         2,813
                                                         --------      --------

NET LOSS                                                   (3,653)         (531)

CUMULATIVE UNDECLARED DIVIDEND
     ON PREFERRED STOCK                                       378            --
                                                         --------      --------

NET LOSS APPLICABLE TO COMMON SHARES                     $ (4,031)     $   (531)
                                                         ========      ========

WEIGHTED AVERAGE COMMON SHARES

     OUTSTANDING, basic and diluted                        22,382        18,219
                                                         ========      ========

LOSS PER COMMON SHARE, basic and diluted                 $  (0.18)     $  (0.03)
                                                         ========      ========

     See accompanying notes to condensed consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                2004       2003
                                                                            --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                              $ (3,653)   $   (531)
      Adjustments to reconcile net loss to net cash provided by (used in)
            operating activities:
                        Depreciation                                               6         174
                        Amortization of deferred financing costs                 244          --
                        Accrued interest                                          81         166
                        Stock based compensation                               1,098          --
                  Changes in operating assets and liabilities:
                        Restricted cash                                          (33)        (14)
                        Accounts receivable, net                                (248)        494
                        Prepaid expenses and other current assets                (34)         12
                        Accounts payable                                      (1,189)       (109)
                        Accrued expenses and other current liabilities            99           4
                                                                            --------    --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           (3,629)        196
                                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                     (1,351)        (25)
      Cash acquired from acquisition                                              18          --
      Advances- Cayuga Nation(85)                                                 --
      Gaming license and development costs                                      (733)       (209)
                                                                            --------    --------

NET CASH USED IN INVESTING ACTIVITIES                                         (2,151)       (234)
                                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of stock                                             30,375          --
      Proceeds from exercise of stock options and warrants                        33          --
      Stock issuance expenses                                                 (2,317)         --
      Repayment of note payable, bank                                         (3,470)         --
      Members' capital contributions                                             300
                                                                            --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     24,621         300
                                                                            --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     18,841         262

CASH AND CASH EQUIVALENTS, beginning of period                                 1,354         644
                                                                            --------    --------
CASH AND CASH EQUIVALENTS, end of period                                    $ 20,195    $    906
                                                                            ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest during the period                                 $    114    $     --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
      FINANCING ACTIVITIES:
      Issuance of promissory note and redemption of common stock            $  5,073    $     --

     See accompanying notes to condensed consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

BASIS FOR PRESENTATION

     The Unaudited Condensed Consolidated Balance Sheet as of March 31, 2004 and
the  Unaudited  Condensed  Consolidated  Statement of  Operations  for the three months  ended  March 31,  2004  include  the  accounts  of Empire  Resorts,  Inc
("Empire"  or "the  Company")  and  certain  of the assets  and  liabilities  of
Catskill  Development,  L.L.C.  ("CDL"),  which  were  merged  into the  Company effective January 12, 2004. The operations of CDL for the period January 1, 2004 through January 11, 2004 which were not  significant,  have been included in the
Unaudited Condensed Consolidated Statements of Operations and Cash Flows for the
three months ended March 31, 2004.  For  accounting  purposes,  CDL is deemed to have been the acquirer in the merger.  Accordingly,  the  comparative  Unaudited
Condensed  Consolidated  Statements of  Operations  and Cash Flows for the three months ended March 31, 2003  represent the accounts of CDL only. The assets that were not transferred through the merger are currently leased to the Company (see note K ).

     The  accompanying  unaudited  consolidated  financial  statements have been prepared in accordance with the accounting  principles generally accepted in the
United  States of  America  (GAAP),  with the  requirements  of Form  10-QSB and
Regulation  S-B as applicable  to interim  financial  information  and following other  requirements of the Securities and Exchange  Commission (SEC) for interim reporting.  Accordingly,  the unaudited consolidated financial statements do not include all of the  information  and footnotes  normally  required by accounting principles  generally  accepted  in the United  States of America  for  complete financial  statements.  In the opinion of  management,  all normal and recurring adjustments and accruals considered  necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2004 are not  necessarily  indicative  of the results  that may be expected  for the year ended December 31, 2004.

     For further  information,  refer to the financial  statements and footnotes thereto  included in the Company's annual  shareholder's  report included in the
Form 10-KSB for the year ended December 31, 2003.

NOTE A. NATURE OF BUSINESS

     Empire was organized as a Delaware corporation on March 19, 1993, and since that time has served as a holding  company for various  subsidiaries  engaged in
the  ownership,   development  and  operation  of  gaming  facilities.  We  were incorporated  under the name Alpha Hospitality  Corporation and changed our name to  Empire  in  May,  2003.  During  the  past  three  years,  the  Company  has concentrated  most of its efforts on developing gaming operations in Monticello,
New York. As part of this effort we have divested ourselves of various ancillary interests and terminated certain unprofitable operations.

     The Company had no operating  revenue during the fiscal year ended December
31, 2003 and 2002.  On January 30,  2004,  the Company  closed a private sale of
4,050,000 shares of common stock, to multiple investors, at a price of $7.50 per share. This sale, net of closing expenses,  raised approximately $28 million for development and operations.

     On  January  12,  2004,  the  Company  acquired  certain  of the assets and liabilities  of CDL,  a lease for 200 acres of land with an option to acquire an additional  20 acres,  and  Monticello  Raceway  Management,  Inc.  ("Monticello
Raceway  Management"),  Monticello Casino  Management,  LLC ("Monticello  Casino
Management"),  Monticello Raceway Development  Company, LLC ("Monticello Raceway
Development") and Mohawk Management, LLC ("Mohawk Management"),  in exchange for
80.25% of the Company's  common stock,  or  18,219,075  shares,  calculated on a post-merger, fully diluted basis ("the Merger"). Prior to the Merger, Monticello
Raceway  Management  was a wholly owned  subsidiary  of CDL,  each of Monticello
Casino  Management  and  Mohawk  Management  was 60%  owned by CDL and 40% owned indirectly by the Company and Monticello  Raceway  Development was 100% owned by certain affiliates of the Company.

     Although  Empire  was the legal  survivor  in the Merger  and  remains  the registrant  with  the  Securities  and  Exchange  Commission,  under  accounting principles generally accepted in the United States, the Merger was accounted for as a reverse  acquisition,  whereby CDL was  considered the "acquirer" of Empire for financial  reporting  purposes as CDL's members control more than 50% of the
post  transaction  combined  company.   Among  other  matters,   reverse  merger
accounting  requires  Empire to present in all  financial  statements  and other public information filings, prior historical and other information of CDL, and a retroactive  restatement  of CDL  historical  shareholders  investment  for  the equivalent number of shares of common stock received in the Merger. Accordingly, the  accompanying  consolidated  financial  statements  present  the  results of operations  of CDL for the three  months  ended  March 31,  2003 and reflect the acquisition  of  Empire  on  January  1,  2004  under  the  purchase  method  of accounting. Subsequent to January 1, 2004, the operations of the Company reflect the combined operations of the former Empire and CDL.

RACEWAY OPERATIONS

     Monticello Raceway Management, a wholly owned subsidiary of the Company, is a New York  corporation  that operates  Monticello  Raceway (the  "Raceway"),  a harness  horse racing  facility  located in  Monticello,  New York,  and holds a leasehold  interest  in most of the  property  where the  Monticello  Raceway is located in Monticello, New York.

     The Raceway  began  operation in 1958 and offers  pari-mutuel  wagering and live harness racing throughout the year, along with year round simulcasting from various  harness and  thoroughbred  racetracks  across the  country.  Monticello
Raceway derives its revenue principally from (i) wagering at the Raceway on live races run at the Raceway;  (ii) fees from wagering at out-of-state  locations on races  simulcast  from the Raceway  using  export  simulcasting;  (iii)  revenue allocations,  as  prescribed  by law,  from  betting  activity at New York City,
Nassau and Catskill Off Track Betting  facilities  (certain of such revenues are shared with Yonkers Raceway based on a pro rata market share calculation updated monthly);  (iv)  wagering at the Raceway on races  broadcast  from  out-of-state racetracks using import simulcasting; and (v) admission fees, program and racing form  sales,  the  sale  of food  and  beverages  and  certain  other  ancillary activities.

VIDEO GAMING MACHINES

     A video gaming machine (VGM) is an electronic  gaming device which allows a patron to play  electronic  versions of various  lottery  games of chance and is similar in appearance to a traditional  slot machine.  On October 31, 2001,  the
State of New York enacted a bill designating  seven racetracks across the state, including the Raceway, to install and operate video gaming machines.  On May 15,
2003,  New  York  State  enacted  legislation  to  enhance  the  incentives  for racetracks in the State to  participate in the program.  Under the program,  the
New York State  Lottery  made an in  initial  allocation  of 1,800  VGM's to the
Raceway.  Participation in this program requires additional approvals by the New
York State Lottery,  including  satisfactory  completion of  construction of the facilities at the Raceway and  appropriate  staffing and training.  Construction
contracts  for  these   facilities   were  signed  and  work  on  the  necessary
improvements  began in  February  2004.  While  the  construction  and  staffing activities  have  proceeded  on  schedule  to date,  due to the  nature  of such activities,  no assurance can be given that  successful  implementation  will be achieved by the current anticipated commencement target of early July, 2004.

CASINO DEVELOPMENT

     On April 3, 2003,  the Cayuga  Nation of New York,  a federally  recognized
Indian  Nation  (the  "Cayuga  Nation"),  CDL and  certain of CDL's  affiliates, including a subsidiary of the Company, entered into a series of agreements which provide for the development of a trust land casino  adjacent to the Raceway.  In furtherance of these  transactions,  on April 10, 2003, these parties officially filed  with the  Eastern  Regional  Office of the Bureau of Indian  Affairs,  an
application  requesting  that the Secretary of the Interior  acquire in trust on behalf of the Cayuga Nation a 29 acre parcel of land in Monticello,  New York to be used for gaming  purposes.  On April 27, 2004,  the Eastern  Regional  Office
("ERO") of the Bureau of Indian Affairs ("BIA") completed its review of the plan by the Cayuga  Nation and the Company to build a $500  million  casino on a site adjacent to the  Raceway.  The ERO  recommended  that a finding be made that the project was in the best  interests of the Cayuga Nation and not  detrimental  to the surrounding  community and recommended  that the site be taken into to trust by the United States as a site for gaming activities. Final approval by the BIA, and  approvals  by the  Governor  of New York  and the  National  Indian  Gaming
Regulatory  Commission are required in order for the Company to proceed with the project. As a result of the Company's recent consolidation transaction with CDL, all of the  contracts  related to this project were  assigned to the Company and the Company now owns 100% of all the CDL affiliates.

     Monticello Raceway Development is a New York limited liability company with the exclusive right to design, engineer, develop, construct, and furnish a Class
III Gaming facility that will be developed on 29 of the 229 acres of land at the
Monticello Raceway in Monticello,  New York. Monticello Raceway Development also has the  exclusive  right to develop the  remaining 200 acres of land to provide for activities supportive of gaming, such as lodging, food service and retail.

     Monticello  Raceway   Development,   in  connection  with  its  gaming  and
development activities,  capitalizes certain legal,  architectural,  engineering and  environmental  study fees, as well as other costs  directly  related to the gaming  license and  development  of the real estate.  During the quarter ending
March 31, 2004 Monticello Raceway Development capitalized approximately $733,000 of costs associated with the casino development project.  When operations of the casino commence the costs will be systematically  recognized over a determinable period.

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REVENUE  RECOGNITION.  Wagering  revenues are recognized at the end of each racing  day and are  reflected  at  gross,  before  deductions  of such  related expenses as purses,  stakes and awards.  The costs relating to these amounts are shown as "Purses,  awards and other" in the accompanying  condensed consolidated statement of operations.

     PRINCIPLES  OF   CONSOLIDATION.   The  condensed   consolidated   financial
statements   include  the   accounts   of  the  Company  and  its   wholly-owned
subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.

     CASH  AND CASH  EQUIVALENTS.  Cash and  cash  equivalents  include  cash on account, demand deposits and certificates of deposit with original maturities of three months or less at  acquisition.  The Company  maintains  significant  cash balances with financial  institutions in excess of the insurance provided by the
Federal Deposit Insurance Corporation ("FDIC"). The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

     RESTRICTED  CASH.  Under New York State  Racing,  Pari-Mutuel  Wagering and
Breeding  Law,  Monticello  Raceway  Management is obliged to withhold a certain percentage of certain  types of wagers  towards the  establishment  of a pool of money,  the use of  which is  restricted  to the  funding  of  approved  capital improvements,  repairs and/or certain advertising expenses.  Periodically during the year, the Monticello  Raceway  Management  petitions the Racing and Wagering
Board to certify that the noted expenditures are eligible for reimbursement from the capital improvement fund. The unexpended balance is shown as restricted cash on the balance sheet.

     ACCOUNTS  RECEIVABLE.  Accounts  receivable  are  reported  at  the  amount outstanding.  Management expects to collect the entire amount and,  accordingly, has determined that no allowance is required at March 31, 2004. The Company,  in the  normal  course of  business,  settled  wagers for other  racetracks  and is potentially  exposed to credit  risk.  These  wagers are  included  in  accounts receivable.

     PROPERTY  AND  EQUIPMENT.  Property  and  equipment  is stated at cost less accumulated depreciation.  The Company provided for depreciation on property and equipment used by applying the straight-line method over the following estimated useful lives:

                                                      Estimated
                                                        Useful
                      Assets                            Lives
                      ------                            -----

     Vehicles                                          5 years
     Furniture, fixtures and equipment               5-7 years

     DEFERRED DEVELOPMENT COSTS.  Deferred development costs are stated at cost.
The Company  capitalizes  certain costs directly  related to an agreement with a the  Cayuga  Nation  to obtain a gaming  license.  These  capitalized  costs are periodically reviewed for impairment.

     GAMING LICENSE AND  DEVELOPMENT  COSTS.  In connection  with its gaming and development  activities,  the Company capitalizes certain legal,  architectural, engineering  and  environmental  study  fees,  as well as other  costs  directly related to the gaming license and development of the real estate.

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

     EARNINGS  (LOSS) PER COMMON SHARE.  The Company  complies with Statement of
Financial  Accounting  Standards  ("SFAS") No. 128,  "Earnings Per Share," which requires  dual  presentation  of basic and  diluted  earnings  per share.  Basic earnings  per  share  are  computed  by  dividing  income  available  to  common stockholders  by the  weighted-average  common shares  outstanding for the year.
Diluted  earnings per share  reflects the  potential  dilution of earnings  that could  occur  if  securities  or other  contracts  to issue  common  stock  were exercised or  converted  into common stock or resulted in the issuance of common stock  that then  shared in the  earnings  of the  entity.  Since the  effect of outstanding  options and warrants is anti-dilutive with respect to losses,  they have been  excluded  from the  Company's  computation  of loss per common share.
Therefore, basic and diluted losses per common share for the period ending March
31, 2004 were the same. The weighted  average shares used in the loss per common share  calculation  for the period  ending March 31, 2003 reflects the number of shares issued in the Merger.

     ADVERTISING.  The  Company  expenses  the  costs  of  general  advertising, promotion and marketing programs at the time the costs are incurred.

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

     STOCK BASED  COMPENSATION.  In December 2002, the FASB issued Statements of
Financial   Accounting   Standards   No.   148   "Accounting   for   Stock-Based
Compensation--Transition  and  Disclosure--an  amendment of FASB  Statement  No.
123". This Statement amends FASB Statement No. 123,  "Accounting for Stock-Based
Compensation",  to provide  alternative  methods of  transition  for a voluntary change to the fair value based method of  accounting  for  stock-based  employee compensation.  In addition, this Statement amends the disclosure requirements of
Statement  123 to require  prominent  disclosures  in both  annual  and  interim financial  statements  about the method of accounting for  stock-based  employee compensation  and the effect of the method used on reported  results.  Effective
January 1, 2003 the Company  adopted this standard and reports the provisions on a prospective basis.

     RECENT ACCOUNTING PRONOUNCEMENTS. The FASB issued FIN 46, "Consolidation of
Variable  Interest  Entities," in January 2003, and subsequently  modified it in
December 2003. This  Interpretation  provides guidance on the  identification of entities for which control is achieved  through means other than through  voting rights, so called variable interest entities (VIE's),  and how to determine when and which business enterprises should consolidate variable interest entities. If an entity is identified as the variable interest  entity's primary  beneficiary, the entity is required to consolidate the variable  interest entity. In December
2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003,  which among other things,  revised the  implementation date for  SB-filers  to the first  fiscal year or interim  period  ending  after
December 15, 2004, with the exception of Special Purpose  Entities.  The Company is currently evaluating the potential impact the adoption of this interpretation will have on its consolidated financial statements.

     RECLASSIFICATIONS.  Certain  prior year amounts have been  reclassified  to conform to the current presentation.

NOTE C. PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

     The  following   unaudited   pro-forma  statement  of  operations  presents
information  as if the Merger  took place at  January  1,  2003.  The  pro-forma amounts include certain adjustments  primarily to present certain expenses which resulted from the  transaction  and do not reflect the economics,  if any, which might be achieved from combining the company's results of operations. The Merger
was  between   companies  under  common  control  and  accordingly   assets  and
liabilities acquired were recorded at book value.

     The unaudited pro forma financial  statements  should be read together with the financial statements and notes of the Company and the consolidated financial statements of CDL for the year ended December 31, 2003.

                                                                   MARCH 31, 2003
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                  PRO FORMA RESULTS
                                                                  -----------------

REVENUES
   Racetrack Revenue                                                   $  2,282
                                                                       --------

EXPENSES:
   Purses awards and other                                                  781
   Operating costs                                                          512
   Selling, general and administrative                                    4,032
   Amortization of deferred financing costs                                  25
   Interest expense, net                                                    213
                                                                       --------
            Total expenses                                                5,563
                                                                       --------

OTHER INCOME
   Gain on sale of investment and related management contract               135
   Gain on extinguishment of debt                                           419
   Recovery of insurance proceeds                                           500
                                                                       --------
                                                                          1,054
                                                                       --------
LOSS FROM OPERATIONS BEFORE MINORITY INTEREST                            (2,227)

MINORITY INTEREST                                                             5
                                                                       --------

NET LOSS                                                                 (2,222)

CUMULATIVE UNDECLARED DIVIDEND
     ON PREFERRED STOCK                                                     388
                                                                       --------
NET LOSS APPLICABLE TO COMMON SHARES                                   $ (2,610)
                                                                       ========
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING, basic and diluted                                      23,156
                                                                       ========

LOSS PER COMMON SHARE, basic and diluted                               $  (0.11)
                                                                       ========

NOTE D. PROPERTY AND EQUIPMENT

                                                                       (IN THOUSANDS)
                                                                      March 31, 2004

Construction in progress                                                  $2,219
Vehicles                                                                     122
Furniture, fixtures and equipment                                            138
                                                                          ------

                                                                           2,479

Less - Accumulated depreciation                                                6
                                                                          ------

                                                                          $2,473
                                                                          ======

     Depreciation  expense was approximately  $6,000 and $174,000,  respectively for the periods ending March 31, 2004 and 2003.

NOTE E.  ADVANCES TO CAYUGA NATION OF NEW YORK

     The  Company  has  made  payments  to  the  Cayuga  Nation  to  help  cover development  costs  for the  proposed  gaming  facility  and  other  development projects.  These advances are  refundable  under certain  circumstances  and are non-interest-bearing.  A balance  of  $385,000  was  recorded  at the year ended
December 31, 2003 and an additional  $85,000  during the period ending March 31,
2004.

NOTE F.  DEFERRED DEVELOPMENT COSTS

     Under a special  letter  agreement  among the Company,  CDL, and the Cayuga
Nation,  the parties are to work exclusively with each other to develop a casino and, as an inducement to enter into the transaction,  the Cayuga Nation received
300,000 shares of the Company's common stock vesting over a twelve month period.
On April 9 and October 9, 2003,  an aggregate of 200,000  shares of common stock vested at a market  value of $10.56  and  $13.84  per  share,  respectively.  An additional  100,000  shares vest and the expense will be  recognized on April 9,
2004. The agreement also provides for the Company to fund  development  costs of the Cayuga Nation on a monthly basis and for the Cayuga Nation to participate in the  ownership  of a  to-be-developed  hotel  within five miles of the  proposed gaming facility with the Company and/or its other affiliates. This hotel will be designated  as the  preferred  provider  to the  proposed  casino by the  Cayuga
Nation.  The letter agreement further provides for a reciprocal  ten-year option to acquire up to a 33.33%  ownership  interest in the Company's  VGM  operations other  lodging,  entertainment,  sports and/or retail  facilities,  which may be developed or operated within a 15 mile radius of the proposed casino. The option becomes  exercisable  only upon the opening  date of the gaming  facility.  When operations of the proposed casino commence,  the deferred development costs will be systematically recognized over a determinable period.

NOTE G.  GAMING LICENSE AND DEVELOPMENT COSTS

     In connection  with the  development of real estate for  additional  gaming activities, the Company has incurred various costs. As of December 31, 2003, the
Company  through CDL had  capitalized  approximately  $4.2  million.  During the quarter ended March 31, 2004, the Company  capitalized  approximately  $733,000.
When  operations  of  the  proposed  casino  commence  the  gaming  license  and development costs will be systematically recognized over a determinable period.

NOTE H.  NOTES PAYABLE

Bryanston Group and Beatrice Tollman

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

     On  January  9, 2004  prior to the  closing  of the  merger  with  CDL,  in accordance with the terms of the restated  contribution  agreement,  the Company redeemed  all of the shares of the  Company's  common stock that were subject to the  recapitalization  agreement  and that  were  held by  Bryanston  Group  and
Beatrice  Tollman.  In order to consummate this  redemption,  the Company issued promissory notes in the sum of approximately $5.1 million to Bryanston Group and
Beatrice Tollman in exchange for their shares.  The notes are payable over three years pursuant to the following schedule:

                   Date                                 Amount
        1 Year Anniversary of Notes             13.33% of the Note Amounts
        18 Month Anniversary of Notes           17.78% of the Note Amounts
        2 Year Anniversary of Notes             22.22% of the Note Amounts
        30 Month Anniversary of Notes           26.67% of the Note Amounts
        3 Year Anniversary of Notes             20.00% of the Note Amounts

     In  addition,  under  the  terms  of the  notes,  interest  accrues  on the outstanding  principal  amount  at the  rate  of 7% per  annum,  and  upon  each principal  amount  payment,  the Company is  required to pay all unpaid  accrued interest with respect to such  principal  amount  payment.  For the period ended
March 31, 2004 the Company  recorded  approximately  $81,000 in interest expense associated with the promissory notes.

Berkshire Bank

     On October 29, 2003, Monticello Raceway Management issued a $3,500,000 note to The Berkshire  Bank.  The Company  entered into a surety  agreement  with The
Berkshire  Bank to guarantee the note.  The note was  subsequently  satisfied in
February 2004.

NOTE I. STOCK AND STOCK OPTION TRANSACTIONS

     On January  30,  2004 the  Company,  with the  assistance  of  Jefferies  &
Company,  closed a private sale of 4,050,000  shares of common stock to multiple investors  at a price of $7.50 per  share.  This sale of the  registered  shares increased by approximately $30 million,  less expenses,  the Company's funds for development and  operations.  On February 13, 2004, the  registration  statement with respect to the resale of the shares privately placed by Jefferies & Company went effective.

     In connection with the private  placement letter agreement with Jefferies &
Company,  Inc.  dated  October 30,  2003,  Jefferies & Company,  Inc. was issued warrants to  purchase  250,000  shares of common  stock at $7.50  per-share  for general financial advisory services rendered relating to the consummation of the private placement.  In addition,  $2.3 million of costs incurred were charged to capital in relation to the transaction. At March 31, 2004 all of the Jefferies &
Company warrants were outstanding.

     On January 30,  2004 David  Matheson,  who is the  Chairman of the Board of
Directors of the Company,  was granted  20,000  shares of the  Company's  common stock  for  his  service  on a  special  committee  of the  board  of  directors established to represent the Company with the regulatory matters in front of the
Bureau of Indian Affairs, the National Indian Gaming Commission and the State of
New  York  with  respect  to the  Cayuga  Nation  gaming  project.  The  expense associated  with this grant was $260,000 and was recognized in the period ending
March 31, 2004.  On June 30, 2004,  another  20,000 shares will be issued to Mr.
Matheson  for these  services  and will be recorded in the second  quarter.  Mr.
Matheson  abstained  from all votes of the  Board of  Directors  related  to the creation of this special committee and the establishment of his compensation.

     On March 24, 2004,  10,000  options were granted to all seven  non-employee board members to purchase  common stock at $11.97 per share.  These options were immediately  vested and expire in ten years.  Compensation  expenses relating to these grants totaling,  approximately  $838,000, were included in the results of operations for the three months ended March 31, 2004.

     During the three  months  ended  March 31, 2004  approximately  $33,000 was received from the proceeds from the exercising of options.

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

NOTE J. INCOME TAXES

     The Company and all of its subsidiaries file a consolidated  federal income tax return.  At December 31, 2003, the estimated  Company's  deferred income tax asset was comprised of the tax benefit associated with the following items based on the statutory tax rates currently in effect:

                                                                      (in thousands)
Net operating loss
         Carry forwards                                                $ 67,000
                                                                       ========

Deferred income tax asset                                                26,800
      Valuation allowance                                               (26,800)
                                                                       --------
Deferred income tax asset, net                                         $     --
                                                                       ========

     The Company's  merger with CDL will limit the Company's  ability to use its current net operating loss carry forwards, potentially increasing our future tax liability.  As of December 31, 2003,  the Company had net  operating  loss carry forwards of  approximately  $67 million that expire  between 2008 and 2023.  The
Internal  Revenue  Code  allows  the  offset of these net  operating  loss carry forwards against income earned in future years,  thus reducing the tax liability in future years. The merger of the Company's operations with CDL, however,  will not permit the Company to use the entire amount of the net operating  losses due to the  change in  control  of the  Company.  A  limited  amount of the net loss carry-forward  may be applied in future  years  based upon the change of control and existing income tax laws.

NOTE K. COMMITMENTS AND CONTINGENCIES

     GROUND LEASE.  On October 29, 2003, CDL and Monticello  Raceway  Management
entered into a 48-year ground lease  ("Ground  Lease") with respect to 200 acres property and  improvements  located on such land.  Under the terms of the Ground
Lease, Monticello Raceway Management will pay CDL $1.8 million per year with the first  payment  deferrable  until  January 11,  2005,  with such  deferred  rent accruing  interest at the rate of 4.5% per annum.  The  subsequent  payments are payable in equal monthly installments,  subject to annual adjustments consistent with the Consumer Price Index.  During the second year of the lease,  Monticello
Raceway  Management  has the right,  at its option,  to defer its monthly rental payments for up to 12 months,  with such deferred rent accruing  interest at the rate of 4.5% a year.  Pursuant to the terms of the merger the former  members of
CDL, excluding the Company,  retained their interest in the leasehold obligation of Monticello Raceway  Management,  independent of the assets transferred in the merger.  Satisfaction  of this  obligation  by the Company does not  represent a discriminatory  distribution  or a dividend of any kind  between the Company and
CDL.

     During  the first  three  years of the  Ground  Lease,  Monticello  Raceway
Management may, at its option, purchase the leased property for a purchase price equal to the sum of the rent  payable for the year in which  Monticello  Raceway
Management exercises this purchase option,  divided by 5% (which would equal $36 million  in the first  year of the  Ground  Lease),  and an amount  equal to all transfer taxes and closing costs  incurred by the Company as seller.  Monticello
Raceway Management may not assign its rights under the Ground Lease,  sublet any part  of the  leased  property,  nor  enter  into a  transaction  or  series  of transactions  that would  result in a change of control  of  Monticello  Raceway
Management  without the consent of the Company.  However,  in the event that the
Company  withholds  its consent to such  assignment  of the Ground  Lease or the subletting of all or part of the leased property,  Monticello Raceway Management may  exercise its option to purchase  the leased  property  even after the first three years of the Ground Lease have expired.

     Under  the terms of the  Ground  Lease,  absent  the  CDL's  prior  written consent,  Monticello  Raceway  Management is required to use the leased property solely for racing,  gaming,  entertainment,  retail,  lodging, food service, any other use  related to  so-called  "tourism",  and other  ancillary  and  related activities.

     CONSTRUCTION OBLIGATION.  To prepare the property at the Monticello Raceway for the VGM  operation,  the Company  had  contractual  obligations  relating to construction of the VGM renovations of approximately $18.7 million.  The balance outstanding of the original  contract was  approximately  $17.8 million at March
31, 2004. These contracts include a guaranteed  completion of the renovations by
June 30, 2004.

     LITIGATION  TRUST.  On January 12,  2004,  in order to better  focus on the development of a video gaming machine program at Monticello  Raceway and current business  arrangements  with the Cayuga Nation of New York and as a condition to the  consolidation  transaction  with  CDL,  all  interests  of the  plaintiffs, including any interest of the Company,  with respect to the  litigation  against

Caesers Entertainment, Inc which alleged tortuous interference with contract and business relationships,  were transferred to a liquidating litigation trust. Two members of the  Company's  board of  directors,  Paul A.  deBary,  and Joseph E.
Bernstein,  serve as co-trustees for the Litigation  Trust.  For these services,
Messrs.  deBary and Bernstein will each receive  $60,000 per year and 1% and 4%, respectively,  of any  proceeds  that the  Litigation  Trust  receives  from the ongoing  litigation,  or  any  future  litigation  that  may be  brought  by the
Litigation  Trust.  In  connection  with  the  organization  of the  trust,  the
Company's common  stockholders of record  immediately  before the merger closing
(but  following the  redemption of the common stock held by The Bryanston  Group and  Beatrice  Tollman)  were  granted  a  19.75%  interest  in the  trust  as a liquidating  dividend and the Company issued an  irrevocable  line of credit for
$2.5  million to the trust.  Pursuant to the terms of the  Declaration  of Trust establishing  the  trust,  in the event of a  recovery  in the  litigation,  the
Company is to receive payments to reimburse it for prior litigation  expenses of
$7.5 million and to repay any draws on the line of credit.  After such  payments and  reimbursements  and the payment of all fees and expenses of the trust,  any remaining  amount  recovered  is to be  distributed  pro rata to the  Litigation
Trust's beneficiaries. Except for these arrangements, the Company has no further interest in, or control over, the related litigation.  Registration  statements, concerning  this  distribution  on Form S-1 were filed with the  Securities  and
Exchange Commission by the Litigation Trust and became effective on March 5, and
May 14,  2004  respectively.  For the period  ending  March 31, 2004 the Company released  $255,000  in  draws on the line of  credit.  Due to the  unpredictable nature of the  litigation  and the pending  motions  currently  under review the
Company  provided for a valuation  allowance of $255,000  against the receivable from the Litigation Trust for the current period ending March 31, 2004.

     LEGAL  PROCEEDINGS.  The Monticello Harness  Horsemen's  Association,  Inc.
("Horsemen's  Association")  has  brought  actions  against  Monticello  Raceway
Management  and an officer of the Company.  One of the actions  seeks the sum of approximately  $1.6 million to be credited to the horsemen's purse account,  and an  additional  $4 million in punitive  damages.  Another case is  questioning a racing series that  purportedly  violated the contract with  Monticello  Raceway
Management  and  Cliff  Ehrlich  as  its  President.  Management  has  responded vigorously  to contest the cases after  attempts at an  out-of-court  settlement proved fruitless.

     The Horsemen's  Association has filed a number of suits against  Monticello
Raceway Management and Officer of the Company. One action, seeking money damages of approximately  $500,000,  claims that certain monies (approximately  $80,000)
which should have been used solely for  "overnight  purses" were expended by the
Raceway for a special racing series known as the William Sullivan Pacing Series, that management has not increased purses to the horsemen for overnight racing as requested  by the  horsemen,  and  that  management  is  improperly  holding  up approximately  $400,000 in an account that is earmarked for payment of purses at
such  time  as  management   deems  it   appropriate.   A  second  action  seeks
approximately  $2 million in damages,  claiming  that  management  has  withheld various  simulcasting  and OTB revenues  from the  horsemen's  purse account and deducted various unauthorized  simulcasting  expenses.  Management has responded vigorously to this litigation,  and at the same time will seek, if possible,  to resolve these issues in the context of contract negotiations with the Horsemen's
Association  that are ongoing.  There are sharply  disputed facts with regard to the cause of action seeking a greater share of the simulcasting  revenue, and at this time no estimate can be given of the outcome of this cause of action or the amount of potential loss.

     Another  action  by  the  Horsemen's   Association   sought  an  injunction
preventing management from consolidating the barn area by removing approximately
50% of the barns and moving  horsemen  to  different  barns and also seeks money damages for such conduct. A temporary  restraining order at the inception of the case was vacated after a hearing,  and the decision of management to consolidate the barn area and deny stall space to certain  horsemen  was upheld by the Court on the injunction motion. There is further discovery pending.

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

     The Company was also a party to various non-environmental legal proceedings and  administrative  actions,  all arising from the ordinary course of business.
Although it is  impossible to predict the outcome of any legal  proceeding,  the
Company  believes any liability  that may finally be determined  with respect to such  legal  proceedings  should  not have a  material  effect on the  Company's consolidated financial position, results of operations or cash flows.

NOTE L. SUBSEQUENT EVENTS

     On April 29, 2004 the Company in  settlement  of all unpaid  dividends  due through April 1, 2004 on its Series B Preferred shares, paid $30,000 in cash and agreed to issue on or before June 30, 2004, 16,074 shares of Common Stock.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

     This Quarterly  Report on Form 10-QSB contains  forward-looking  statements that involve  risks and  uncertainties.  These  statements  are based on certain assumptions  that may prove to be  erroneous  and are  subject to certain  risks principally  relating to the Company's ability to complete and fund its proposed casino development project. The actual results may differ significantly from the results discussed in the forward-looking statements.

OVERVIEW

     Over the past two years the Company  has taken steps to prepare  itself for the  merger  with CDL,  and the  subsequent  control  of  operations  and future development  of the Raceway.  On April 27,  2004,  the Eastern  Regional  Office
("ERO") of the Bureau of Indian Affairs ("BIA") completed its review of the plan by the Cayuga  Nation and the Company to build a $500  million  casino on a site adjacent to the  Raceway.  The ERO  recommended  that a finding be made that the project was in the best  interests of the Cayuga Nation and not  detrimental  to the surrounding  community and recommended  that the site be taken into to trust by the United States as a site for gaming activities. Final approval by the BIA, and  approvals  by the  Governor  of New York  and the  National  Indian  Gaming
Regulatory  Commission are required in order for the Company to proceed with the project. As a result of the Company's recent consolidation transaction with CDL, all of the  contracts  related to this project were  assigned to the Company and the Company now owns 100% of all the CDL affiliates.

     The Company has spent  significant  amounts of money in connection with its development  activities,  primarily for the design,  development,  financing and construction of the VGM operation,  as well as the  predevelopment,  design, and negotiations of a Native American casino.

     New business  developments or other unforeseen events may occur,  resulting in the  need to  raise  additional  funds.  The  Company  continues  to  explore opportunities  to  develop  additional  gaming or  related  businesses  in other markets, whether through acquisition or development. Any such developments would require the Company to obtain additional financing.

PLAN OF OPERATIONS

     On January 12, 2004,  the Company  acquired all of its remaining  partner's interest in CDL and other related entities for developing  gaming  activities at the Raceway. The Company consolidated all development and management rights with respect to the Raceway and related  gaming  activities in exchange for 80.25% or
18,219,075   shares   of  the   Company's   outstanding   common   stock   on  a
post-transaction,  fully diluted basis. Future operating results for the Company will reflect its newly acquired  operations and development of future businesses located at Monticello Raceway and related  properties.  The Company's ability to develop a successful  business is therefore  largely dependent on the success or failure of different activities than those from its prior fiscal years.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The  following is a brief  discussion of the critical  accounting  policies used in the preparation of the Company's financial  statements,  including those accounting  policies and methods used by the Company,  which require  subjective judgments  and  are  considered  very  important  to  the  understanding  of the
Company's financial condition.

     REVENUE  RECOGNITION.  Wagering  revenues are recognized at the end of each racing day at gross,  before  deductions  of such  related  expenses  as purses, stakes and awards.  The costs  relating  to these  amounts are shown as "Purses, awards and other" in the accompanying consolidated statement of operations.

     ACCOUNTS  RECEIVABLE.  Accounts  receivable  are  reported  at  the  amount outstanding.  Management expects to collect the entire amount and,  accordingly, has determined  that no allowance is required at December 31, 2003 and 2002. The
Company,  in the normal course of business,  settles wagers for other racetracks and is potentially exposed to credit risk. These wagers are included in accounts receivable.

     DEFERRED DEVELOPMENT COSTS.  Deferred development costs are stated at cost.
The Company  capitalizes certain costs directly related to an agreement with the
Cayuga  Nation  to  obtain  a  gaming  license.   These  capitalized  costs  are
periodically reviewed for impairment.

     GAMING LICENSE AND  DEVELOPMENT  COSTS.  In connection  with its gaming and development  activities,  the Company capitalizes certain legal,  architectural, engineering  and  environmental  study  fees,  as well as other  costs  directly related to the gaming license and development of the real estate.

     STOCK BASED  COMPENSATION.  In December 2002, the FASB issued Statements of
Financial   Accounting   Standards   No.   148   "Accounting   for   Stock-Based
Compensation--Transition  and  Disclosure--an  amendment of FASB  Statement  No.
123". This Statement amends FASB Statement No. 123,  "Accounting for Stock-Based
Compensation",  to provide  alternative  methods of  transition  for a voluntary change to the fair value based method of  accounting  for  stock-based  employee compensation.  In addition, this Statement amends the disclosure requirements of
Statement  123 to require  prominent  disclosures  in both  annual  and  interim financial  statements  about the method of accounting for  stock-based  employee compensation  and the effect of the method used on reported  results.  Effective
January 1, 2003 the Company adopted this standard and will report the provisions on a prospective basis.

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

RESULTS OF OPERATIONS

     The  Company's  operations  during the first  quarter of the years 2004 and
2003 were not similar  due to the merger of the  Company and certain  assets and liabilities  of CDL.  The net loss was $3.7 million or $0.16 cents per share for the first  quarter  of 2004,  which  compares  with a net loss of  approximately
$531,000 for the same period of 2003. After providing for dividends on preferred stock,  the net loss  applicable  to common shares in the first quarter 2004 was
$4.3 million or $0.18 per share.

     Selling,  general and administrative  expenses increased to $4.3 million in the first quarter of 2004 from $1.2 million in 2003 substantially as a result of the  recognition  of stock  based  compensation  expense  and the start up costs associated  with the new VGM operations in Monticello,  New York.  Purses awards and other expenses totaled  approximately  $860,000 in the first quarter of 2004 and approximately  $781,000 in 2003.  Accounts payable increased to $1.2 Million in the first  quarter of 2004 from $.1 Million in 2003 as a result,  in part, of the accrual of $450,000  representing  deferred  rent under the Ground Lease for the Raceway site, which was entered into October 29, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating  activities in the first quarter of 2004 totaled
$3.6 million, which is primarily attributable to the net loss for the period and the  payments  of  liabilities.  The  start  up  costs  associated  with the VGM operations  including the increased  payroll for new employees was a significant factor.

     Net cash used in investing  activities in the first quarter of 2004 totaled
$2.2 million,  consisting primarily of $1.4 million in purchases of property and equipment,  including  construction  costs and  approximately  $733,000 in costs associated with the casino development project.

     Net cash  obtained from  financing  activities in the first quarter of 2004 totaled  $24.6  million,  which is  primarily  attributable  to the $30  million received from the proceeds of the sale of stock  through the private  placement, stock  issuance  expenses of $2.3 million and the  repayment of the $3.5 million note issued to The Berkshire Bank.

     To prepare the property at the  Monticello  Raceway for the VGM  operation, the Company had  contractual  obligations  relating to  construction  of the VGM renovations  of  approximately  $18.7  million.  The balance  outstanding of the original  contract was  approximately  $17.8  million at March 31,  2004.  These contracts include a guaranteed completion of the renovations by June 30, 2004.

     On October 29, 2003, Monticello Raceway Management issued a $3,500,000 note to The Berkshire  Bank.  The Company  entered into a surety  agreement  with The
Berkshire  Bank to guarantee the note.  The note was  subsequently  satisfied in
February 2004.

     On January  30,  2004 the  Company,  with the  assistance  of  Jefferies  &
Company,  closed a private sale of 4,050,000  shares of common stock to multiple investors  at a price of $7.50 per  share.  This sale of the  registered  shares increased by approximately $30 million,  less expenses,  the Company's funds for development and  operations.  On February 13, 2004, the  registration  statement with respect to the resale of the shares privately placed by Jefferies & Company went effective.

IMPACT OF INFLATION

     The Company's  results are affected by the impact of inflation on operating costs. Historically, the Company has used cost containment programs and improved operating  efficiencies to offset the otherwise  negative impact of inflation on its operations.

FORWARD-LOOKING STATEMENTS

     This Quarterly  Report on Form 10-QSB contains  statements which constitute forward-looking  statements  within the meaning of Section 27A of the Securities
Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934,
as amended.  Those statements include statements regarding the intent and belief or current  expectations  of the Company and its  management  team.  Prospective investors  are  cautioned  that  any  such  forward-looking  statements  are not guarantees of future performance and involve risks and  uncertainties,  and that actual results may differ materially from those projected in the forward-looking statements.  Such risks and uncertainties  include,  among other things, whether the Company will receive the necessary  approvals to develop the casino,  future revenue opportunities,  the future growth of the Company's customer base, future capital needs, marketing and sales force, and other risks and uncertainties that may be detailed herein,  and from  time-to-time,  in the Company's other reports filed with the Securities  and Exchange  Commission.  The Company  undertakes no obligation to publicly  update any  forward-looking  statements  for any reason, even if new information becomes available or other events occur in the future.

ITEM 3. CONTROLS AND PROCEDURES

     The  Company's  senior  management  is  responsible  for  establishing  and maintaining a system of disclosure  controls and  procedures (as defined in Rule
13a-15 and  15d-15  under the  Securities  Exchange  Act of 1934 (the  "Exchange
Act"))  designed to ensure that  information  required  to be  disclosed  by the
Company  in the  reports  that it files or  submits  under the  Exchange  Act is recorded, processed,  summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation,  controls and procedures designed to ensure that  information  required to be  disclosed  by an issuer in the reports that it files or submits under the Act is accumulated  and  communicated  to the issuer's  management,  including its principal executive officer or officers and
principal   financial  officer  or  officers,   or  persons  performing  similar
functions,   as  appropriate  to  allow  timely  decisions   regarding  required
disclosure.

     In  accordance  with  Exchange  Act Rules  13a-15 and  15d-15,  the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial  Officer of the  effectiveness  of the Company's  disclosure controls  and  procedures  as of the end of the period  covered by this  report.
Based on that  evaluation,  the  Company's  Chief  Executive  Officer  and Chief
Financial  Officer  concluded  that  the  Company's   disclosure   controls  and
procedures were  effective,  as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the
Company's  reports  filed or  submitted  under  the  Exchange  Act is  recorded, processed,  summarized  and reported  within the time  periods  specified in the
Securities and Exchange Commission's rules and forms.

     In designing and  evaluating  the Company's  disclosure  and procedures (as defined  in Rules  13a-15(e)  or  15d-15(e)  of the  Exchange  Act),  management recognized  that any controls and  procedures,  no matter how well  designed and operated,  can provide  only  reasonable  assurances  of  achieving  the desired control objectives,  as ours are designed to do, and management  necessarily was required to apply its judgment in evaluating the  cost-benefit  relationship  of possible  controls and procedures.  We believe that our disclosure  controls and procedures provide such reasonable assurance.

     Management  evaluated  CDL's  internal  controls over  financial  reporting following the merger between the Company and certain  assets and  liabilities of
CDL, and concluded  that CDL's internal  controls over financial  reporting were sufficient  and no material  changes were required to be made to CDL's  internal controls as a result of the merger.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The  Monticello   Harness   Horsemen's   Association,   Inc.   ("Horsemen's
Association") has brought actions against  Monticello  Raceway Management and an
Officer of one of the Company's  subsidiaries.  One of the actions seeks the sum of  approximately  $1.6 million to be credited to the horsemen's  purse account, and an additional $4 million in punitive damages.  Another case is questioning a racing series that  purportedly  violated the contract with  Monticello  Raceway
Management  and  Cliff  Ehrlich  as  its  President.  Management  has  responded vigorously  to contest the cases after  attempts at an  out-of-court  settlement proved fruitless.

     The Horsemen's  Association has filed a number of suits against  Monticello
Raceway Management and Officer of one of the Company's subsidiaries. One action, seeking  money damages of  approximately  $500,000,  claims that certain  monies
(approximately  $80,000)  which  should  have been used  solely  for  "overnight purses" were  expended by the raceway for a special  racing  series known as the
William Sullivan Pacing Series,  that management has not increased purses to the horsemen for overnight racing as requested by the horsemen,  and that management is improperly holding up approximately  $400,000 in an account that is earmarked for payment of purses at such time as management deems it appropriate.  A second action seeks  approximately $2 million in damages,  claiming that management has withheld various simulcasting and OTB revenues from the horsemen's purse account
and  deducted  various  unauthorized   simulcasting  expenses.   Management  has
responded  vigorously  to this  litigation,  and at the same time will seek,  if possible,  to resolve these issues in the context of contract  negotiations with the Horsemen's Association that are ongoing.

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

     The Company was also a party to various non-environmental legal proceedings and  administrative  actions,  all arising from the ordinary course of business.
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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     On January  30,  2004 the  Company,  with the  assistance  of  Jefferies  &
Company,  closed a private sale of 4,050,000  shares of common stock to multiple investors  at a price of $7.50 per  share.  This sale of the  registered  shares increased by approximately $30 million,  less expenses,  the Company's funds for development and  operations.  On February 13, 2004, the  registration  statement with respect to the resale of the shares privately placed by Jefferies & Company went effective.
                                                            Number of Common
Name                                                            Shares
----                                                            ------

The Lincoln Fund, LP                                               30,000
O33 Growth Partners I, LP                                         248,900
O33 Growth Partners II, LP                                         76,350
Oyster Pond Partners, LP                                           54,705
O33 Growth International Fund, Ltd.                               120,045
The Animi Master Fund, Ltd.                                       300,000
Nausethold & Co.                                                   66,325
Maril & Co.                                                       233,675
Crestview Capital Master, LLC                                     300,000
PAR Investment Partners, LP                                       700,000
Senvest Master Fund, LP                                            45,000
Senvest International, LLC                                         45,000
Perfect World Partners, LLC                                       700,000
JB Partners, LP                                                   250,000
AS Capital Partners, LLC                                            5,000
Forest Multi Strategy Master Fund SPC                              25,000
Presidio Partners L.P.                                            135,000
Geary Partners L.P.                                                95,000
Brady Retirement Fund L.P.                                         18,700
Presidio Offshore Ltd.                                              1,300
Lagunitas Partners LP                                              25,000
Sam Berlzberg                                                      30,000
BMO Nesbitt Burns Inc.                                             35,000
Allied Funding, Inc.                                                5,000
RAM Trading, Ltd.                                                 425,000
JMB Capital Partners, LP                                           50,000
Schottenfeld Qualified Associates, LP                              20,000
Infineon Financial Corp.                                           10,000

     In consummating the above described private placements,  the Company relied upon  the  exemptions  from  registration  provided  by  Sections  4(2)  of  the
Securities  Act of  1933,  as  amended  (the  "Securities  Act"),  and  Rule 506 promulgated  thereunder based upon:  representations from each investor that he, she or it, (a) met one of the  categories  of  accredited  investor set forth in
Rule 501, (b) was acquiring the  securities  for his, her or its own account and not  with a view  towards  further  distribution  and  (c) had  such  sufficient knowledge  and  experience  in financial  and business  matters to be capable of evaluating the merits and risks  connected with the applicable  investment,  and the fact that (a) no  general  solicitation  of the  securities  was made by the
Company, (b) the securities issued were "restricted  securities" as that term is defined under Rule 144  promulgated  under the  Securities  Act, (c) the Company placed  appropriate  restrictive  legends on the  certificates  representing the securities  regarding the restricted nature of these securities and (d) prior to the completion of each transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding the
Company as required under Rule 502 of Regulation D and was given the opportunity to  ask  questions  of and  receive  additional  information  from  the  Company regarding its financial condition and operations.

     In connection with the private  placement letter agreement with Jefferies &
Company,  Inc.  dated  October 30,  2003,  Jefferies & Company,  Inc. was issued warrants to purchase  250,000 shares of our common stock at $7.50  per-share for general financial advisory services rendered relating to the consummation of the private  placement.  In addition $2.3 million of costs was charged to capital in relation to the  transaction.  At March 31, 2004 all of the  Jefferies & Company
warrants were outstanding.

     On January 30,  2004 David  Matheson,  who is the  Chairman of the Board of
Directors of the Company,  was granted  20,000  shares of the  Company's  common stock for his service on the special  committee  established  to  represent  the
Board of Directors and the Company with the  regulatory  matters with the Bureau of Indian Affairs,  the National  Indian Gaming  Commission and the State of New
York relating the Cayuga Nation gaming  project.  This expense  associated  with this grant of $260,000 was  recognized  in the period  ending March 31, 2004. On
June 30, 2004 another 20,000 shares will be issued for this service that will be recorded in the second  quarter.  Mr.  Matheson  abstained from all votes of the
Board of Directors  related to the creation of this  special  committee  and the establishment of his compensation.

     On March 24,  2004,  an  additional  70,000  options  were granted to board members  to  purchase  common  stock at $11.97  per share.  These  options  were immediately  vested  and  expire in ten years.  Compensation  expense  totaling, approximately  $838,000, was included in the results of operations for the three months  ended  March 31,  2004.  During the three  months  ended  March 31, 2004 approximately  $33,000 was received  from the proceeds  from the  exercising  of options.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a)   On May 12, 2004,  the Company held its annual meeting in New York, New
          York;

     b)   The  following   Directors  were  elected  based  upon  the  following
          tabulations of votes:

                                                FOR            WITHHELD
                                                ---            --------
                   Ralph J. Bernstein        15,350,297         6,010
                   John Sharpe               15,350,847         5,460
                   Paul A. deBary            15,304,847        51,460

     (c)  The second  order of business was to consider and vote upon a proposal to adopt the Company's 2004 stock option plan, which passed based upon the following tabulations of votes.

                   FOR                         AGAINST         WITHHELD
                   ---------                   -------         --------
                   13,614,566                  69,374          13,047

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exibits

     31.1 Certification  of the Chief Executive  Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2 Certification  of the Chief Financial  Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certification  of the Chief Executive  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2 Certification  of the Chief Financial  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

     (1)  Our Current Report on Form 8-K dated January 12, 2004;

     (2)  Our Current Report on Form 8-K dated January 14, 2004;

     (3)  Our Current Report on Form 8-K dated February 2, 2004;

     (4)  Our Current Report on Form 8-K dated April 20, 2004;

     (5)  Our Current Report on Form 8-K dated May 4, 2004;

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                                   SIGNATURES

     In  accordance  with the  requirements  of the  Exchange  Act of 1934,  the registrant  caused  this  report to be signed on its behalf by the  undersigned, thereunto duly authorized.

Dated: May 14, 2004                        /s/ ROBERT A. BERMAN
                                           -------------------------------------
                                           Robert A. Berman
                                           Chairman and Chief Executive Officer

Dated:  May 14, 2004                       /s/ SCOTT A. KANIEWSKI
                                           -------------------------------------
                                           Scott A. Kaniewski
                                           Chief Financial Officer

