Form 10QSB
period 2004-06-30
EMPIRE RESORTS INC
filed 2004-08-16
CIK 906780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/     Quarterly  report under Section 13 or 15(d) of the  Securities  Exchange
        Act of 1934

        For the quarterly period ended June 30, 2004

/ /     Transition report under Section 13 or 15(d) of the Exchange Act

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

                             (845) 794-4100 EXT 581
                (Issuer's Telephone Number, Including Area Code)

Check  whether the issuer (1) filed all reports  required to be filed by section
13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been
subject to such filing requirements for the past 90 days. Yes /X/   No / /

         The number of shares  outstanding of issuer's  classes of common stock, as of August 13, 2004 was 26,074,942.

Traditional Small Business Disclosure Format (check one):  Yes /X/    No  / /

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                                      INDEX

PART I                      FINANCIAL INFORMATION                       PAGE NO.
------                      ---------------------                       --------

ITEM 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheet as of June 30, 2004......     3

            Condensed Consolidated Statements of Operations for the
                three and six months Ended June 30, 2004 and 2003.........     4

            Condensed Consolidated Statements of Cash Flows for
                the six months ended June 30, 2004 and 2003...............     5

            Notes to Condensed Consolidated Financial Statements .........  6-20

ITEM 2.     Management's Discussion and Analysis or Plan of Operation..... 21-39

ITEM 3.     Controls and Procedures.......................................    39

PART II                     OTHER INFORMATION
-------                     -----------------

ITEM 1.     Legal Proceedings............................................. 40-41

ITEM 2.     Changes in Securities and Small Business Issuer
                Purchases of Equity Securities............................    41

ITEM 4.     Submission of Matters to a Vote of Security Holders...........    41

ITEM 6.     Exhibits and Reports on Form 8-K.............................. 41-42

            Signatures....................................................    43

                                     PART I
                          ITEM 1. FINANCIAL INFORMATION

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                         $  3,804
     Restricted cash                                                        177
     Accounts receivable                                                  1,395
     Prepaid expenses and other current assets                              539
                                                                       --------
           Total current assets                                           5,915

PROPERTY AND EQUIPMENT, NET                                              27,325

ADVANCES- CAYUGA NATION                                                     470

DEFERRED DEVELOPMENT COSTS                                                3,890

GAMING LICENSE AND
     DEVELOPMENT COSTS                                                    5,948
                                                                       --------

TOTAL ASSETS                                                           $ 43,548
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of notes payable                                $    676
    Accounts payable                                                      6,543
    Construction costs payable                                           11,103
    Accrued expenses and other current liabilities                        1,574
                                                                       --------
       Total current liabilities                                         19,896

NOTES PAYABLE, less current maturities                                    4,397
                                                                       --------
       Total liabilities                                                 24,293
                                                                       --------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 75,000 shares
        authorized, 26,075 issued and outstanding                           261
     Preferred stock, 5,000 shares authorized
         $.01 par value;
                 Series B, 44 issued and outstanding                         --
                 Series E, $10.00 redemption value, 1,731
                      issued and outstanding                              6,855
     Additional paid in capital                                          45,065
     Accumulated deficit                                                (32,926)
                                                                       --------
       Total stockholders' equity                                        19,255
                                                                       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 43,548
                                                                       ========

     See accompanying notes to condensed consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30,                   JUNE 30,
                                                   2004          2003          2004           2003
                                                   ----          ----          ----           ----

REVENUES:
   Gaming Revenue                               $  2,654      $  2,550      $  5,165      $  4,832
                                                --------      --------      --------      --------

EXPENSES:
   Operating costs                                 4,027         1,428         6,856         2,721
   Selling, general and administrative             3,127         1,628         6,052         2,808
   Depreciation                                       14           174            20           348
   Amortization of deferred financing costs           --            --           244            --
   Interest expense, net                             112           165           272           331
                                                --------      --------      --------      --------
            Total expenses                         7,280         3,395        13,444         6,208
                                                --------      --------      --------      --------

NET LOSS                                          (4,626)         (845)       (8,279)       (1,376)

DIVIDENDS PAID ON  PREFERRED STOCK                    --            --            30            --

CUMULATIVE UNDECLARED DIVIDENDS
     ON PREFERRED STOCK                              388            --           734            --
                                                --------      --------      --------      --------

NET LOSS APPLICABLE TO COMMON SHARES            $ (5,014)     $   (845)     $ (9,043)     $ (1,376)
                                                ========      ========      ========      ========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING, basic and diluted               26,025        18,219        24,313        18,219

LOSS PER COMMON SHARE, basic and diluted        $  (0.19)     $  (0.05)     $  (0.37)     $  (0.08)
                                                ========      ========      ========      ========

     See accompanying notes to condensed consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                                                                                  2004          2003
                                                                                  ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                $ (8,279)     $ (1,376)
      Adjustments to reconcile net loss to net cash provided by (used in)
            operating activities:
                        Depreciation and amortization                               20           348
                        Loss on asset disposal                                      --            (5)
                        Amortization of deferred financing costs                   244            --
                        Accrued interest                                           224           333
                        Stock-based compensation                                 1,948            --
                  Changes in operating assets and liabilities:
                        Restricted cash                                            (54)          (53)
                        Accounts receivable, net                                  (637)          362
                        Prepaid expenses and other current assets                 (285)          142
                        Accounts payable                                         1,194           301
                        Accrued expenses and other current liabilities             361           341
                                                                              --------      --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (5,264)          393
                                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                      (15,113)          (62)
      Cash acquired from acquisition                                                18            --
      Advances- Cayuga Nation                                                      (85)           --
      Gaming license and development costs                                      (1,782)         (722)
                                                                              --------      --------

NET CASH USED IN INVESTING ACTIVITIES                                          (16,962)         (784)
                                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of stock                                               30,375            --
      Proceeds from exercise of stock options and warrants                         118            --
      Stock issuance expenses                                                   (2,317)           --
      Repayment of note payable, bank                                           (3,470)           --
      Preferred stock dividends paid                                               (30)           --
      Members' capital contributions                                                --         1,143
                                                                              --------      --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                       24,676         1,143
                                                                              --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        2,450           752

CASH AND CASH EQUIVALENTS, beginning of period                                   1,354           644
                                                                              --------      --------

CASH AND CASH EQUIVALENTS, end of period                                      $  3,804      $  1,396
                                                                              ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest during the period                                   $    114      $     --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
      FINANCING ACTIVITIES:
      Issuance of promissory note and redemption of common stock              $  5,073      $     --
      Accrued construction costs                                              $ 11,103      $     --
      Common stock issued in settlement of preferred stock dividend           $    210      $     --
      Common stock issued for development costs                               $  1,450      $     --
      Common stock issued in settlement of accounts payable                   $     --      $    281

     See accompanying notes to condensed consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

BASIS FOR PRESENTATION

            The unaudited  Condensed  Consolidated  Balance Sheet as of June 30,
2004, the unaudited Condensed Consolidated Statement of Operations for the three and six months  ended June 30,  2004 and the  unaudited  Condensed  Consolidated
Statement  of Cash Flows for the six  months  ended June 30,  2004  include  the accounts of Empire  Resorts,  Inc ("Empire" or "the Company") and certain of the assets and  liabilities  of Catskill  Development,  L.L.C.  ("CDL"),  which were merged into the Company  effective  January 12, 2004.  The operations of CDL for the period January 1, 2004 through January 11, 2004, which were not significant, have  been  included  in the  unaudited  Condensed  Consolidated  Statements  of
Operations  for the three and six months  ended June 30, 2004 and Cash Flows for the six months ended June 30, 2004.  For accounting  purposes,  CDL is deemed to have been the acquirer in the merger.  Accordingly,  the  comparative  unaudited
Condensed  Consolidated  Statements of  Operations  for the three and six months ended  June 30,  2003 and Cash  Flows for the six  months  ended  June 30,  2003 represent the accounts of CDL only. The assets that were not transferred through the merger were leased to the Company  and  subsequently  purchased  on July 26,
2004 from a related party. (see notes L and M)

            Although Empire was the legal survivor in the merger and remains the registrant  with  the  Securities  and  Exchange  Commission,  under  accounting principles generally accepted in the United States, the merger was accounted for as a reverse  acquisition,  whereby CDL was  considered the "acquirer" of Empire for financial  reporting  purposes as CDL's members control more than 50% of the
post  transaction  combined  company.   Among  other  matters,   reverse  merger
accounting  requires  Empire to present in all  financial  statements  and other public information filings, prior historical and other information of CDL, and a retroactive  restatement  of CDL  historical  shareholders  investment  for  the equivalent number of shares of common stock received in the merger. Accordingly, the  accompanying  consolidated  financial  statements  present  the  results of operations  of CDL for the three and six months  ended June 30, 2003 and reflect the  acquisition  of Empire as of January 1, 2004 under the  purchase  method of accounting. Subsequent to January 1, 2004, the operations of the Company reflect the combined operations of the former Empire and CDL.

            The accompanying  unaudited  consolidated  financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America  (GAAP),  and with the  requirements of Form 10-QSB and Regulation S-B as applicable to interim financial  information and following other  requirements of the Securities and Exchange  Commission (SEC) for interim reporting.  Accordingly,  the unaudited consolidated financial statements do not include all of the  information  and footnotes  normally  required by accounting principles  generally  accepted  in the United  States of America  for  complete financial  statements.  In the opinion of  management,  all normal and recurring adjustments and accruals considered  necessary for a fair presentation have been included.  Operating  results for the three and six-month periods ended June 30,
2004 are not necessarily  indicative of the results that may be expected for the year ended December 31, 2004.

            For  further  information,  refer to the  financial  statements  and footnotes thereto included in the Company's annual shareholder's report included in the Form 10-KSB for the year ended December 31, 2003.

NOTE A. NATURE OF BUSINESS

            Empire was  organized as a Delaware  corporation  on March 19, 1993, and since that time has served as a holding  company  for  various  subsidiaries engaged in the ownership,  development  and operation of gaming  facilities.  We were incorporated  under the name Alpha Hospitality  Corporation and changed our name to Empire  Resorts,  Inc. in May,  2003.  During the past three years,  the
Company has concentrated  most of its efforts on developing gaming operations in
Monticello,  New York.  As part of this  effort we have  divested  ourselves  of various ancillary interests and terminated certain unprofitable operations.

            We serve as the holding  company for  various  subsidiaries  engaged primarily in the ownership, operation and development of gaming and recreational activities. Through these subsidiaries, we intend to develop a multi-dimensional gaming resort in Monticello,  New York that includes horse racing,  video gaming machines and a $500 million Native  American casino entitled the Cayuga Catskill
Resort.  In April 2003, we and the Cayuga  Nation of New York  submitted all the requisite applications with the Bureau of Indian Affairs and the National Indian
Gaming Commission to begin development of the Cayuga Catskill Resort. We believe that our proposed  multi-dimensional  gaming project is uniquely  situated to be successful, as Monticello,  New York is less than 90 miles northwest of New York
City, making it a shorter trip from the nation's most populous metropolitan area than either Atlantic City or any regional Native American casino.

            We operate through three principal subsidiaries,  Monticello Raceway
Management,   Inc.   ("Monticello   Raceway   Management"),   Monticello  Casino
Management,   LLC  ("Monticello   Casino  Management")  and  Monticello  Raceway
Development  Company, LLC ("Monticello Raceway  Development").  Currently,  only
Monticello Raceway Management  generates revenue, as the operations of our other two  subsidiaries  are contingent  upon the receipt of certain federal and state regulatory approvals.

RACEWAY OPERATIONS

            Monticello  Raceway  Management,  a wholly owned  subsidiary  of the
Company,  is a New  York  corporation  that  operates  Monticello  Raceway  (the
"Raceway"), a harness horse racing facility located in Monticello, New York, and held a leasehold  interest in the property which was  subsequently  purchased on
July 26, 2004, from a related party. (see notes L and M)

            The Raceway began operation in 1958 and offers pari-mutuel  wagering and live harness racing throughout the year, along with year round  simulcasting from various harness and thoroughbred racetracks across the country. The Raceway derives its revenue  principally  from (i) wagering at the Raceway on live races run at the Raceway;  (ii) fees from wagering at out-of-state  locations on races simulcast from the Raceway using export simulcasting; (iii) revenue allocations, as  prescribed  by law,  from  betting  activity  at New York  City,  Nassau and
Catskill Off Track Betting facilities  (certain of such revenues are shared with
Yonkers Raceway based on a pro rata market share  calculation  updated monthly);
(iv) wagering at the Raceway on races  broadcast  from  out-of-state  racetracks using  import  simulcasting;  and (v)  admission  fees,  program and racing form sales, the sale of food and beverages and certain other ancillary activities.

MIGHTY M GAMING AT MONTICELLO RACEWAY

            A video gaming machine  ("VGM") is an electronic  gaming device that allows a patron to play  electronic  versions of various lottery games of chance and is similar in appearance to a traditional slot machine. On October 31, 2001, the State of New York enacted a bill  designating  seven  racetracks  across the state,  including  the Raceway,  to install and operate  video gaming  machines.
Under the program,  the New York State Lottery made an in initial  allocation of
1,800 VGM's to the Raceway.  On June 30, 2004,  we began  operating  1,744 video gaming  machines  on 45,000  square  feet of floor  space at the  Raceway  after completing  approximately  $27 million of renovations  to the facility.  The New
York State  Lottery's  video gaming facility at the Raceway will be one of seven such facilities authorized in the State of New York.

CASINO DEVELOPMENT

             On April 3,  2003,  the  Cayuga  Nation  of New York,  a  federally recognized  Indian  Nation  (the  "Cayuga  Nation"),  CDL and  certain  of CDL's affiliates,  including a  subsidiary  of the  Company,  entered into a series of agreements  which provide for the development of a trust land casino adjacent to the Raceway.  These agreements were extended on June 25, 2004 until December 31,
2004. In furtherance  of these  transactions,  on April 10, 2003,  these parties officially  filed  with the  Eastern  Regional  Office  of the  Bureau of Indian
Affairs, an application requesting that the Secretary of the Interior acquire in trust on behalf of the Cayuga Nation a 29 acre parcel of land in Monticello, New
York to be used for gaming  purposes.  On April 27, 2004,  the Eastern  Regional
Office ("ERO") of the Bureau of Indian Affairs  ("BIA")  completed its review of the plan by the Cayuga Nation and the Company to build a $500 million  casino on a site adjacent to the Raceway.  The ERO recommended that a finding be made that the project was in the best  interests of the Cayuga Nation and not  detrimental to the  surrounding  community  and  recommended  that the site be taken into to trust by the United States as a site for gaming activities. Further approvals by the BIA,  the  Governor of New York and the National  Indian  Gaming  Regulatory
Commission are required in order for the Company to proceed with the project. As a result  of the  Company's  recent  merger  transaction  with  CDL,  all of the contracts  related to this project were  assigned to the Company and the Company now owns 100% of all the CDL affiliates.

            Monticello  Raceway  Development  is a New  York  limited  liability company with the exclusive right to design,  engineer,  develop,  construct, and furnish a Class III  Gaming  facility  that will be  developed  on 29 of the 232 acres  of land at the  Raceway.  Monticello  Raceway  Development  also  has the exclusive  right to  develop  the  remaining  203 acres of land to  provide  for activities supportive of gaming, such as lodging, food service and retail.

            Monticello  Raceway  Development,  in connection with its gaming and development activities,  capitalizes certain legal,  architectural,  engineering and  environmental  study fees, as well as other costs  directly  related to the gaming license and  development of the real estate.  During the six months ended
June 30, 2004,  Monticello Raceway  Development  capitalized  approximately $3.2 million of costs associated with the casino development project. When operations of the  casino  commence  the costs  will be  systematically  recognized  over a determinable period.

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           REVENUE  AND  EXPENSE  RECOGNITION.  Gaming  revenues  represent  (i)
revenues  from  pari-mutual  wagering (ii) the net win from VGM's (iii) food and beverage sales and other  miscellaneous  income. The Company recognizes revenues from pari-mutual  wagering earned from live harness racing and simulcast signals from  other  tracks at the end of each  racing day and are  reflected  at gross, before  deductions  of such  related  expenses  as purses,  stakes  and  awards.
Revenues from the video lottery  operations is the difference between the amount wagered by bettors  and the amount paid out to betters and is referred to as the net win.  Operating  costs  include (i) the  amounts  paid to the New York State
Lottery for the State's  share of the net win (ii)  amounts due to the  Horsemen and  Breeder's  for  their  share of the net win and (iii)  for  harness  racing purses,  stakes and  awards.  Also  included  in  operating  costs are the costs associated with the sale of food, beverage and other miscellaneous items.

           The Company currently has a point loyalty program (Player's Club) for its video  lottery  customers,  which  allows them to earn  points  based on the volume of their video lottery  activity.  The points can be redeemed for various services and merchandise throughout the gaming facility. The Company records the points as an expense when they are redeemed by the customers.  At June 30, 2004, the facility had been operating for only one day and the potential liability for redeeming points outstanding was immaterial.

            PRINCIPLES OF CONSOLIDATION.  The condensed  consolidated  financial
statements   include  the   accounts   of  the  Company  and  its   wholly-owned
subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.

            CASH AND CASH EQUIVALENTS. Cash and cash equivalents include cash on account, demand deposits and certificates of deposit with original maturities of three months or less at  acquisition.  The Company  maintains  significant  cash balances  with  financial  institutions,  which is not  covered  by the  Federal
Deposit Insurance  Corporation.  The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

            RESTRICTED CASH. Under New York State Racing,  Pari-Mutuel  Wagering
and Breeding Law, Monticello Raceway Management is obliged to withhold a certain percentage of certain  types of wagers  towards the  establishment  of a pool of money,  the use of  which is  restricted  to the  funding  of  approved  capital improvements.  Periodically  during the year, the Monticello  Raceway Management petitions the Racing and Wagering  Board to certify that the noted  expenditures are eligible for reimbursement from the capital improvement fund. The unexpended balance is shown as restricted cash on the balance sheet.

            ACCOUNTS RECEIVABLE.  Accounts receivable are reported at the amount outstanding.  Management expects to collect the entire amount and,  accordingly, has determined  that no allowance is required at June 30, 2004. The Company,  in the  normal  course of  business,  settled  wagers for other  racetracks  and is potentially  exposed to credit  risk.  These  wagers are  included  in  accounts receivable.

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

                                                          ESTIMATED
                                                            USEFUL
                  ASSETS                                    LIVES
                  ------                                    -----
                  Vehicles                                  5-10 years
                  Furniture, fixtures and equipment         5-10 years
                  Leasehold improvements                    40 years

            DEFERRED DEVELOPMENT COSTS. Deferred development costs are stated at cost. The Company  capitalizes  certain costs  directly  related to an agreement with a the Cayuga Nation to obtain a gaming license. These capitalized costs are periodically reviewed for impairment.

            GAMING LICENSE AND DEVELOPMENT  COSTS. In connection with its gaming
and   development   activities,   the   Company   capitalizes   certain   legal,
architectural,  engineering and environmental study fees, as well as other costs directly related to the gaming license and development of the real estate. These capitalized costs are periodically reviewed for impairment.

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

            LOSS PER COMMON SHARE. The Company computes basic earnings per share by dividing  income  available to common  stockholders  by the  weighted-average common shares  outstanding for the year. Diluted earnings per share reflects the potential dilution of earnings that could occur if securities or other contracts to issue common stock were  exercised or converted into common stock or resulted in the  issuance of common stock that then shared in the earnings of the entity.
Since the effect of  outstanding  options  and  warrants is  anti-dilutive  with respect to losses,  they have been excluded from the  Company's  computation  of loss per common share. Therefore,  basic and diluted losses per common share for the three  and six  months  ending  June 30,  2004 and 2003  were the same.  The weighted average shares used in the loss per common share  calculation for three and six months  ending June 30, 2003 reflects the number of shares issued in the merger.

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

            STOCK-BASED   COMPENSATION.   In  December  2002,  the  FASB  issued
Statements of Financial Accounting Standards No. 148 "Accounting for Stock-Based
Compensation--Transition  and  Disclosure--an  amendment of FASB  Statement  No.
123". This Statement amends FASB Statement No. 123,  "Accounting for Stock-Based
Compensation",  to provide  alternative  methods of  transition  for a voluntary change to the fair value based method of  accounting  for  stock-based  employee compensation.  In addition, this Statement amends the disclosure requirements of
Statement  123 to require  prominent  disclosures  in both  annual  and  interim financial  statements  about the method of accounting for  stock-based  employee compensation  and the effect of the method used on reported  results.  Effective
January 1, 2003 the Company  adopted  this  standard  and reports the fair value recognition provisions on a prospective basis.

            RECLASSIFICATIONS.   Certain   prior   period   amounts   have  been
reclassified to conform to the current period presentation.

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

                                                                        PRO FORMA RESULTS
                                                                            (UNAUDITED)
                                                                (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                  JUNE 30, 2003         JUNE 30, 2003

REVENUES
   Gaming                                                         $  2,550                $  4,832
                                                                  --------                --------

EXPENSES:
   Operating costs                                                   1,878                   3,621
   Selling, general and administrative                               2,486                   6,068
   Interest expense, net                                               513                     764
                                                                  --------                --------
            Total expenses                                           4,877                  10,453
                                                                  --------                --------

OTHER INCOME
   Gain on sale of investment and related management contract           --                     135
   Recovery of insurance proceeds                                       --                     500
   Gain (loss) on extinguishment of debt                               (30)                    389
                                                                  --------                --------
            Total other income (loss)                                  (30)                  1,024
                                                                  --------                --------

NET LOSS                                                            (2,357)                 (4,597)

CUMULATIVE UNDECLARED DIVIDENDS
     ON PREFERRED STOCK                                                392                     779
                                                                  --------                --------

NET LOSS APPLICABLE TO COMMON SHARES                              $ (2,749)               $ (5,376)
                                                                  ========                ========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING, basic and diluted                                 23,522                  23,340
                                                                  ========                ========
LOSS PER COMMON SHARE, basic and diluted                          $  (0.12)               $  (0.23)
                                                                  ========                ========

NOTE D. PROPERTY AND EQUIPMENT

                                                                    (IN THOUSANDS)
                                                                    June 30, 2004

              Leasehold improvements                                 $     25,060
              Vehicles                                                        130
              Furniture, fixtures and equipment                             2,155
                                                                     ------------

                                                                           27,345

              Less - Accumulated depreciation and amortization                 20
                                                                    -------------

                                                                    $      27,325
                                                                    =============

            Depreciation and amortization expense was approximately  $14,000 and
$174,000,  and $20,000 and $348,000,  respectively  for the three and six months ending June 30, 2004 and 2003.

NOTE E.  ADVANCES TO CAYUGA NATION OF NEW YORK

            The  Company has made  payments  to the Cayuga  Nation to help cover development  costs  for the  proposed  gaming  facility  and  other  development projects.  These advances are  refundable  under certain  circumstances  and are non-interest-bearing.  A balance  of  $385,000  was  recorded  at the year ended
December 31, 2003 and an  additional  $85,000  during the six months ending June
30, 2004.

NOTE F.  DEFERRED DEVELOPMENT COSTS

            Under a special  letter  agreement  among the Company,  CDL, and the
Cayuga Nation,  the parties are to work exclusively with each other to develop a casino and, as an  inducement to enter into the  transaction,  the Cayuga Nation received  300,000  shares of the  Company's  common stock  vesting over a twelve month period.  On April 9 and October 9, 2003, an aggregate of 200,000 shares of common  stock  vested  at a  market  value  of  $10.56  and  $13.84  per  share, respectively.  On April  9,  2004,  an  additional  100,000  shares  vested  and approximately  $1.5 million of additional  cost was  capitalized.  The agreement also provides for the Company to fund development  costs of the Cayuga Nation on a monthly basis and for the Cayuga Nation to  participate  in the ownership of a to-be-developed hotel within five miles of the proposed gaming facility with the
Company  and/or  its other  affiliates.  This hotel  will be  designated  as the preferred  provider  to the  proposed  casino by the Cayuga  Nation.  The letter agreement  further provides for a reciprocal  ten-year option to acquire up to a
33.33%  ownership  interest  in the  Company's  VGM  operations  other  lodging, entertainment,  sports  and/or  retail  facilities,  which may be  developed  or operated  within a 15 mile radius of the  proposed  casino.  The option  becomes exercisable only upon the opening date of the gaming facility. On June 25, 2004, this agreement was extended  through  December 31, 2004.  When operations of the proposed casino commence,  the deferred development costs will be systematically recognized over a determinable  period. These capitalized costs are periodically reviewed for impairment.

NOTE G.  GAMING LICENSE AND DEVELOPMENT COSTS

            In connection  with the  development  of real estate for  additional gaming  activities,  the Company has incurred  various costs. As of December 31,
2003,  Monticello Raceway Development through CDL had capitalized  approximately
$4.2  million.  During the six months  ended June 30, 2004,  Monticello  Raceway
Development  capitalized  approximately  $1.8 million of additional  cost.  When operations of the proposed  casino  commence the gaming license and  development costs  will be  systematically  recognized  over a  determinable  period.  These capitalized costs are periodically reviewed for impairment.

NOTE H.  NOTES PAYABLE

Bryanston Group and Beatrice Tollman

            On January 9, 2004, the Company redeemed  2,392,857 shares of common stock at a  redemption  price of $2.12 per share.  In order to  consummate  this redemption, the Company issued promissory notes in the sum of approximately $5.1 million.

            Under the terms of the notes,  interest  accrues on the  outstanding principal  amount at the rate of 7% per annum,  and upon each  principal  amount payment, the Company is required to pay all unpaid accrued interest with respect to such principal  amount  payment.  For the three and six months ended June 30,
2004 the Company accrued  approximately  $89,000 and $170,000  respectively,  in interest expense associated with the promissory notes.

            On  July  23,  2004,  the  Company  issued  $65  million  of 5  1/2%
Convertible  Senior  Notes  (see Note M). On July 26, 2004,  approximately  $5.3 million of proceeds  from the  Convertible  Senior Notes (see note M), that were issued on July 23, 2004,  was used to settle the obligation of the notes payable and accrued interest to Bryanston Group and Beatrice Tollman.

Berkshire Bank

            On  October  29,  2003,   Monticello  Raceway  Management  issued  a
$3,500,000  note to The  Berkshire  Bank.  The  Company  entered  into a  surety agreement  with  The  Berkshire  Bank  to  guarantee  the  note.  The  note  was subsequently satisfied in February 2004.

NOTE I. STOCK AND STOCK OPTION TRANSACTIONS

            In accordance with the merger  agreement,  18,219,075  shares of our common  stock were issued  pursuant to our  acquisition  of  Monticello  Raceway
Management,  Monticello Casino Management,  Monticello  Raceway  Development and
Mohawk  Management,  LLC,  all of which may be sold to the public  pursuant to a registration  statement  under  the  Securities  Act.  We also  recently  issued
4,050,000  shares  of our  common  stock  to  multiple  investors  in a  private placement.  We also have outstanding options to purchase an aggregate of 945,028 shares of common stock at an average  exercise  price of $4.73 per share at June
30, 2004 and 250,000 warrants at an exercise price of $7.50 per warrant.

            On April 29, 2004, the Company in settlement of all unpaid dividends from the first  quarter  of 2004,  due April 1, 2004 on the  Series B  Preferred
shares, paid $30,000 in cash. On June 11, 2004, the Company issued 16,074 shares of common stock in settlement of all outstanding  dividends from the year ending
December 31, 2003. The 16,074 shares were valued at  approximately  $210,000 and recorded in the quarter ended June 30, 2004.

            On May 20, 2004, the Company issued 109,500 incentive options with a strike  price of $14.25 to various  employees.  The option  issuance  provided a variety of vesting schedules,  including half immediately and half the following year,  33% each year over three years  starting at the date of issuance and, 33%
each year over three years starting after one year. All options expire ten years from the date of grant.  On the date of issuance  33,333 options were vested and the expense recognized. The expense associated with this grant was approximately
$569,000 in the quarter ending June 30, 2004.

            On January 30,  2004 David  Matheson,  the  Chairman of the Board of
Directors of the Company,  was granted  20,000  shares of the  Company's  common stock  for  his  service  on a  special  committee  of the  board  of  directors established to represent the Company with the regulatory matters in front of the
Bureau of Indian Affairs, the National Indian Gaming Commission and the State of
New  York  with  respect  to the  Cayuga  Nation  gaming  project.  The  expense associated with this grant was approximately  $260,000 and was recognized in the period  ending March 31,  2004.  On June 30, 2004,  another  20,000  shares were issued to Mr.  Matheson  for these  services  and were  recorded  in the  second quarter,  and the expense associated with this grant was $281,000.  Mr. Matheson abstained  from all votes of the Board of  Directors  related to the creation of this special committee and the establishment of his compensation.

            During  the six  months  ended June 30,  2004 the  Company  received approximately $118,000 of proceeds from the exercising of stock options.

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
Specifically,  the  transactions in question relate to the sale of approximately
174,000 shares of common stock from June 30, 2003 through September 2003, having an aggregate purchase price of approximately $1.1 million. Such purchasers could be entitled to have the aggregate  purchase price of such shares refunded by the
Company, plus interest. The Company cannot assure investors that it has, or will be able to obtain, capital sufficient to fund any such repurchases, if required.
If it becomes  likely that a rescission  offer will have to be made, the Company will have to adjust its financial  statements to reclassify up to  approximately
$1.1 million from stockholders' equity to a liability.

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

NOTE K. SUPPLEMENTAL GUARANTOR INFORMATION

            As discussed in note L, the Company  obligations  to pay  principal, premium,  if any, and interest  under certain debt are guaranteed on a joint and several basis by substantially all of its operating subsidiaries. The guarantees are full and unconditional and the guarantor  subsidiaries are 100% owned by the
Company. The Company has determined that separate,  full financial statements of
the   guarantors,   Monticello   Raceway   Management  and  Monticello   Raceway
Development,  would not be material to investors and, accordingly,  supplemental financial information for the guarantors is presented.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2004
(UNAUDITED)
(IN THOUSANDS)

ASSETS                                       EMPIRE        GUARANTOR       NON-GUARANTOR   ELIMINATING     CONSOLIDATED
                                             RESORTS       SUBSIDIARIES    SUBSIDIARIES      ENTRIES          EMPIRE
                                             -------       ------------    ------------      -------          ------

Cash and cash equivalents                   $   1,302      $   2,502       $    --         $    --         $   3,804
Restricted cash                                  --              177            --              --               177
Accounts receivable                              --            1,395            --              --             1,395
Prepaid expenses and other assets                  58            481            --              --               539
Investments in subsidiaries                     5,060           --              --            (5,060)           --
Inter-Company                                 122,514           --              --          (122,514)           --
Property and equipment, net                      --           27,325            --              --            27,325
Advances- Cayuga Nation                          --              470            --              --               470
Deferred development costs                       --            3,890            --              --             3,890
Gaming license and development costs             --            5,948            --              --             5,948
                                            ---------      ---------       ---------       ---------       ---------

TOTAL ASSETS                                $ 128,934      $  42,188       $    --         $(127,574)      $  43,548
                                            =========      =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                            $   2,465      $   4,078       $    --         $    --         $   6,543
Construction costs payable                       --           11,103            --              --            11,103
Accrued expenses and other liabilities            315          1,259            --              --             1,574
Inter-Company                                    --           29,525          92,989        (122,514)           --
Notes Payable less current maturities           5,073           --              --              --             5,073
                                            ---------      ---------       ---------       ---------       ---------
    Total liabilities                           7,853         45,965          92,989        (122,514)         24,293

Stockholders' Equity (Deficit):               121,081         (3,777)        (92,989)         (5,060)         19,255
                                            ---------      ---------       ---------       ---------       ---------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $ 128,934      $  42,188       $    --         $(127,574)      $  43,548
                                            =========      =========       =========       =========       =========

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004
(UNAUDITED)
(IN THOUSANDS)

                                                      EMPIRE        GUARANTOR        NON-GUARANTOR    ELIMINATING     CONSOLIDATED
                                                      RESORTS       SUBSIDIARIES     SUBSIDIARIES       ENTRIES          EMPIRE
                                                      -------       -------          ----------       ----------        -------

Total Revenue                                         $    --       $ 2,654          $       --       $       --        $ 2,654
                                                      -------       -------          ----------       ----------        -------

EXPENSES:
   Operating costs                                         --         4,027                  --               --          4,027
   Selling, general and administrative                  1,983         1,144                  --               --          3,127
   Depreciation and amortization                           --            14                  --               --             14
   Interest expense, net                                   59            53                  --               --            112
                                                      -------       -------          ----------      -----------        -------

   Total expenses                                       2,042         5,238                  --               --          7,280
                                                      -------       -------          ----------      -----------        -------

NET LOSS                                              $(2,042)      $(2,584)         $       --        $      --        $(4,626)
                                                      =======       =======          ==========        =========        =======

THREE MONTHS ENDED JUNE 30, 2003
(UNAUDITED)
(IN THOUSANDS)

                                                      EMPIRE        GUARANTOR        NON-GUARANTOR     ELIMINATING    CONSOLIDATED
                                                      RESORTS       SUBSIDIARIES     SUBSIDIARIES        ENTRIES         EMPIRE
                                                      -------       -------          ----------       ----------        -------

Total Revenue                                         $    --       $ 2,550          $       --        $      --        $ 2,550
                                                      -------       -------          ----------        ---------        -------

EXPENSES:
   Operating costs                                         --         1,428                  --               --          1,428
   Selling general and administrative                      --         1,628                  --               --          1,628
   Depreciation and amortization                           --           174                  --               --            174
   Interest expense, net                                   --           165                  --               --            165
                                                      -------       -------          ----------        ---------        -------

   Total expenses                                          --         3,395                  --               --          3,395
                                                      -------       -------          ----------        ---------        -------

NET LOSS                                              $    --       $  (845)         $       --        $      --        $  (845)
                                                      =======       =======          ==========        =========        =======

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITED)
(IN THOUSANDS)

                                                      EMPIRE        GUARANTOR        NON-GUARANTOR    ELIMINATING     CONSOLIDATED
                                                      RESORTS       SUBSIDIARIES     SUBSIDIARIES       ENTRIES          EMPIRE
                                                      --------      ----------      ------------       ---------       ----------

Total Revenue                                         $     --      $    5,165       $        --       $      --       $    5,165
                                                      --------      ----------      ------------       ---------       ----------

EXPENSES:
   Operating costs                                         --            6,856                --              --            6,856
   Selling general and administrative                   4,395            1,657                --              --            6,052
   Depreciation and amortization                           --               20                --              --               20
   Amortization of deferred financing costs                --              244                                                244
   Interest expense, net                                  107              165                --              --              272
                                                      -------       ----------       -----------      ----------       ----------

   Total expenses                                       4,502            8,942                --              --           13,444
                                                      -------       ----------       ------------     ----------       ----------

NET LOSS                                              $(4,502)      $   (3,777)      $        --      $       --       $  (8,279)
                                                      =======       ==========       ============     ==========       ==========

SIX MONTHS ENDED JUNE 30, 2003
(UNAUDITED)
(IN THOUSANDS)

                                                      EMPIRE        GUARANTOR        NON-GUARANTOR    ELIMINATING     CONSOLIDATED
                                                      RESORTS       SUBSIDIARIES     SUBSIDIARIES       ENTRIES         EMPIRE
                                                      --------      ----------      ------------       ---------       ----------

Total Revenue                                         $    --       $    4,832       $        --      $       --       $    4,832
                                                      -------       ----------       -----------      ----------       ----------

EXPENSES:
   Operating costs                                         --            2,721                --              --            2,721
   Selling general and administrative                      --            2,808                --              --            2,808
   Depreciation and amortization                           --              348                --              --              348
   Interest expense, net                                   --              331                --              --              331
                                                      -------       ----------       -----------      ----------      ------------

   Total expenses                                          --            6,208                --              --            6,208
                                                      -------       ----------       -----------      ----------      -----------

NET LOSS                                              $    --       $   (1,376)      $        --      $       --      $    (1,376)
                                                      =======       ==========       ===========      ==========      ===========

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITED)
(IN THOUSANDS)

                                                      EMPIRE       GUARANTOR           NON-GUARANTOR     ELIMINATING   CONSOLIDATED
                                                      RESORTS      SUBSIDIARIES        SUBSIDIARIES        ENTRIES        EMPIRE
                                                      ----------    ----------          ----------       ----------     ----------

Net cash used in operating activities                 $  (1,338)    $  (3,926)          $       --       $       --     $   (5,264)
                                                      ----------    ----------          ----------       ----------     ----------

Cash flows from investing activities:
   Purchases of property and equipment                       --       (15,113)                  --               --        (15,113)
   Cash acquired from acquisition                            18            --                   --               --             18
   Advances- Cayuga Nation                                   --           (85)                  --               --            (85)
   Gaming license and development costs                      --        (1,782)                  --                          (1,782)
   Advances to subsidiaries                             (25,524)           --                   --           25,524             --
                                                      ---------     ---------           ----------       ----------     ----------

Net cash used in investing activities                   (25,506)      (16,980)                  --           25,524        (16,962)
                                                      ---------     ---------           ----------       ----------     ----------

Cash flows from financing activities:
   Proceeds from sale of stock                           30,375            --                   --               --         30,375
   Proceeds from exercise of
           stock options and warrants                       118            --                   --               --            118
   Stock issuance expenses                               (2,317)           --                   --               --         (2,317)
   Advances from Empire Resorts                              --        25,524                   --          (25,524)
   Repayment of note payable, bank                           --        (3,470)                  --               --         (3,470)
   Preferred stock dividends paid                           (30)           --                   --               --            (30)
                                                      ---------     ---------           ----------       ----------     ----------

Net cash provided by financing activities                28,146        22,054                   --          (25,524)        24,676
                                                      ---------     ---------           ----------       ----------     ----------

Net increase in cash and cash equivalents                 1,302         1,148                   --               --          2,450

Cash and cash equivalents,
           beginning of period                               --         1,354                   --               --          1,354
                                                      ---------     ---------           ----------       ----------     ----------

Cash and cash equivalents,
              end of period                           $   1,302     $   2,502           $       --       $       --     $    3,804
                                                      =========     =========           ==========       ==========     ==========

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003
(UNAUDITED)
(IN THOUSANDS)

                                               EMPIRE      GUARANTOR        NON-GUARANTOR      ELIMINATING     CONSOLIDATED
                                               RESORTS     SUBSIDIARIES     SUBSIDIARIES          ENTRIES         EMPIRE
                                               -------     ----------       -----------        ----------      -----------

Net cash provided by operating activities      $    --     $      393       $        --        $       --      $       393
                                               -------     ----------       -----------        ----------      -----------

Cash flows from investing activities:
   Purchase of property and equipment               --            (62)               --                --              (62)
   Gaming license and development costs             --           (722)               --                --             (722)
                                               -------     ----------       -----------        ----------      -----------

Net cash used in investing activities               --           (784)               --                --             (784)
                                               -------     ----------       -----------        ----------      -----------

Cash flows from financing activities:
   Members capital contributions                    --          1,143                --                --            1,143
                                               -------     ----------       -----------        ----------      -----------

Net increase in cash and cash equivalents           --            752                --                --              752

Cash and cash equivalents,
           beginning of period                      --            644                --                --              644
                                               -------     ----------       -----------        ----------      -----------

Cash and cash equivalents,
              end of period                    $    --     $    1,396       $        --        $       --      $     1,396
                                               =======     ==========       ===========        ==========      ===========

NOTE L. COMMITMENTS AND CONTINGENCIES

            GROUND  LEASE.  On October  29,  2003,  CDL and  Monticello  Raceway
Management  entered into a 48-year Ground Lease ("Ground Lease") with respect to
232 acres property and improvements located on such land. Under the terms of the
Ground Lease,  Monticello  Raceway Management will pay CDL $1.8 million per year with the first payment  deferrable  until  January 11, 2005,  with such deferred rent  accruing  interest  at the  rate of 4.5%  per  annum.  At June  30,  2004,
Monticello  Raceway  Management has accrued  approximately $1.3 million of lease obligations  including  interest  for the Raceway  property.  On July 26,  2004, approximately $38 million of proceeds from Convertible Senior Notes was expended to pay in full the  obligations  of the  Ground  Lease and  purchase  the leased property  from a  related  party,  which  terminates  the lease  with CDL.  This purchase  will also allow the company to benefit  from  certain  real estate tax credits resulting from its recent investment in improvements on the land.

            CONSTRUCTION OBLIGATION.  To prepare the property at the Raceway for
the  VGM  operation,   the  Company  had  contractual  obligations  relating  to
construction of the VGM  renovations of  approximately  $23 million.  The unpaid balance of the original contract was approximately $11 million at June 30, 2004.

            LITIGATION  TRUST.  On January 12, 2004, in order to better focus on the  development  of a video gaming  machine  program at the Raceway and current business  arrangements  with the Cayuga Nation of New York and as a condition to the  consolidation  transaction  with  CDL,  all  interests  of the  plaintiffs, including  any  interest of the  Company,  with  respect to  litigation  against
Caesars  Entertainment, Inc., which alleged tortuous  interference with contract and business relationships,  were transferred to a liquidating litigation trust.
For the six months  ending  June 30,  2004 the  Company  advanced  approximately
$250,000 in draws on the line of credit. Due to the unpredictable  nature of the litigation and the pending motions  currently under review the Company  provided for a valuation allowance of approximately  $250,000 against the receivable from the Litigation Trust.

            LEGAL PROCEEDINGS.  The Monticello  Harness Horsemen's  Association,
Inc.  ("Horsemen",   "Horsemen's   Association")  has  brought  actions  against
Monticello Raceway Management and an officer of the Company.

            One of the actions seeks the sum of approximately $1.6 million to be credited  to the  Horsemen's  purse  account,  and an  additional  $4 million in punitive  damages.  Another case is questioning a racing series that purportedly violated  the  contract  with  Monticello  Raceway  Management.  Management  has responded  vigorously  to contest  the cases after  attempts at an  out-of-court settlement proved fruitless.

            Another action,  seeks monetary damages of  approximately  $500,000, claims that certain monies  (approximately  $80,000) which should have been used solely for "overnight  purses" were expended by the Raceway for a special racing series known as the William  Sullivan  Pacing  Series,  that  management has not increased  purses to the  Horsemen  for  overnight  racing as  requested  by the
Horsemen, and that management is improperly holding up approximately $400,000 in an account  that is earmarked  for payment of purses at such time as  management deems it appropriate. A second action seeks approximately $2 million in damages, claiming that management has withheld various simulcasting and OTB revenues from the  Horsemen's  purse account and deducted  various  unauthorized  simulcasting expenses.  Management has responded  vigorously to this  litigation,  and at the same time will seek,  if  possible,  to resolve  these  issues in the context of contract  negotiations with the Horsemen's  Association that are ongoing.  There are sharply  disputed facts with regard to the cause of action seeking a greater share of the simulcasting  revenue, and at this time no estimate can be given of the outcome of this cause of action or the amount of potential loss.

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

NOTE M. SUBSEQUENT EVENTS

            On July 7,  2004,  the  Appellate  Division  of the New  York  State
Supreme  Court  issued an  opinion in the  appeal of the cases  challenging  the legislation authorizing the VGM program and Native American Casinos. The opinion affirmed  the  decision  of lower court to uphold the  constitutionality  of the provisions of the law that authorized  expanded Native American casino gaming in
New York State and found that it was consistent with New York and federal laws.

            The Appellate  Division also ruled that the  legislation  permitting state sponsored video gaming machine  operations is  unconstitutional  under New
York law because such  legislation  provides  that a portion of the video gaming machine  vendor fees be  dedicated  to breeding  funds and  enhancing  purses in violation of a  constitutional  mandate that such moneys be applied  exclusively to, or in aid or support of,  education in the State of New York.  We expect the
State of New York to promptly appeal this ruling under procedures that will stay the decision  and allow us to continue  operating  video gaming  machines at the
Raceway.  However,  there  can be no  assurance  that the State of New York will ultimately prevail or, alternatively,  that the authorizing  legislation will be amended in order for it to be constitutional.  If the appellate court's findings are  ultimately  upheld  and the  state  legislature  fails to enact  corrective legislation,  we would be  forced to close our  video  gaming  machines  and our operations would be limited to the pari-mutuel operations of the Raceway and the proposed development and management of the Cayuga Catskill Resort.

            On  July  16,  2004,  the  Company  priced  $65  million  of 5  1/2%
Convertible Senior Notes guaranteed by its material subsidiaries and convertible into 4,727,000 shares of common stock with a conversion price of $13.75, subject to  adjustment to a price of not less than $12.56 in certain  events.  The notes were issued on July 23, 2004 with a maturity date of July 31, 2014.  Interest is payable  semi-annually.  The company used part of the offering  proceeds for the acquisition of 232 acres of land and buildings at the Raceway in Monticello, New
York, to repay certain indebtedness,  to complete renovations at the Raceway, to fund certain development costs in connection with the Cayuga Catskill Resort and for  general  corporate  purposes.  The  purchase  of the 232 acres  effectively terminates the lease with CDL, a related party.

            The notes were sold in a Rule 144A  private  offering  to  qualified institutional  buyers,  were not registered under the Securities Act of 1933 and may not be offered or sold in the United States except  pursuant to an effective registration statement under the Securities Act of 1933 or in accordance with an applicable exemption from the registration requirements of the Securities Act of
1933.

            On August 5, 2004,  we received a letter from the  purchaser  of $10 million of notes in our 5 1/2% $65  million  senior  convertible  note  offering demanding the immediate  rescission of its full note  purchase.  This  purchaser claims that the offering  circular  with  respect to these notes was  misleading because it failed to disclose the true status of the litigation settlement talks between  the  Cayuga  Nation  of New  York  and the  State  of New  York and the
existence of a competing  claim in the same lawsuit by the Seneca  Cayuga Tribe.
The purchaser  further claims that had these disclosures been timely made by us, the purchaser would not have participated in the note offering.  We believe that each of these claims is without merit and intend to vigorously defend any action that may be  brought  against  us with  respect  to the  rescission  of any note purchases by this purchaser.

            On July 26, 2004,  approximately  $5.3 million of proceeds  from the
Convertible  Senior  Notes were  expended to pay in full the  obligation  of the notes payable and accrued interest to Bryanston Group and Beatrice Tollman.

            On July 26,  2004,  approximately  $38 million of proceeds  from the
Convertible  Senior Notes were  expended to pay in full the  obligations  of the
Ground  Lease and  accrued  interest,  and  purchase  the leased  property.  The purchase of the property  from a related party will allow the company to benefit from certain real estate tax credits  resulting  from its recent  investment  in improvements  on the land.  This purchase was a condition  to the closing of the
Convertible Senior Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

            This  Quarterly  Report on Form  10-QSB  contains  statements  which constitute  forward-looking  statements within the meaning of Section 27A of the
Securities Act of 1933, as amended,  and Section 21E of the Securities  Exchange
Act of 1934, as amended.  These  forward-looking  statements generally relate to our  strategies,  plans and objectives for future  operations and are based upon management's current plans and beliefs or estimates of future results or trends.
Forward-looking  statements  also involve risks and  uncertainties,  which could
cause  actual  results  to  differ   materially  from  those  contained  in  any
forward-looking  statement.  Many of these  factors  are beyond  our  ability to control or predict. Such factors include, but are not limited to, the following:

            o   A  WORSENING  OF  GENERAL  ECONOMIC  AND  MARKET  CONDITIONS  OR
                INCREASES IN PREVAILING  INTEREST RATE LEVELS,  which may result in reduced revenues,  lower valuations for our subsidiaries or a negative impact on the credit quality of our assets;

          o     CHANGES IN FOREIGN AND  DOMESTIC  LAWS,  REGULATIONS  AND TAXES,
                which  may  result in higher  costs and lower  revenues  for our businesses,  including  as a  result  of  unfavorable  political developments and changes in governmental policies;

          o     INCREASED COMPETITION AND CHANGES IN PRICING ENVIRONMENTS, which may  result in  decreasing  revenues  and/or  margins or loss of market share;

          o     CONTINUED  INSTABILITY AND  UNCERTAINTY IN THE GAMING  INDUSTRY,
                associated   with  increased   competition   and  the  declining
                popularity of horse racing;

          o     DEPENDENCE ON KEY  PERSONNEL,  the loss of which would  severely affect  our  ability  to  develop  and  implement  our  business strategy;

          o     INABILITY TO ATTRACT AND RETAIN HIGHLY SKILLED PERSONNEL,  which would  make  it  difficult  to  conduct  our  business  and  the businesses of our subsidiaries;

          o     ADVERSE LEGAL AND  REGULATORY  DEVELOPMENTS  THAT MAY AFFECT OUR
                BUSINESS,  such as court  decisions or regulatory  developments, which  could  affect our  current or planned  operations  or the gaming industry  generally,  or in the environmental area, which could affect our real estate development activities;

          o     WEATHER RELATED  CONDITIONS AND SIGNIFICANT  NATURAL  DISASTERS,
                INCLUDING  HURRICANES,  TORNADOES,  WINDSTORMS,  EARTHQUAKES AND
                HAILSTORMS, which may impact our real estate holdings;

          o     INABILITY TO OBTAIN NECESSARY  FINANCING FOR THE CAYUGA CATSKILL
                RESORT, which could delay or prevent completion of the project;

          o     INABILITY OF OUR SUBSIDIARIES TO GENERATE  OPERATING PROFITS AND
                POSITIVE CASH FLOWS, which could result in our inability to meet our ongoing obligations;

          o     CURRENT  AND  FUTURE   LEGAL  AND   ADMINISTRATIVE   CLAIMS  AND
                PROCEEDINGS,  which may result in increased  costs and diversion of management's attention;

          o     INABILITY OR FAILURE TO OBTAIN  NECESSARY  REGULATORY  APPROVAL,
                including  approvals  of the  development  and  gaming  facility management  agreements  between our  subsidiaries and the Cayuga
                Nation of New York, which could reduce the amount of revenues we will receive, affect the nature of the operations or cause us to abandon the Cayuga Catskill Resort project altogether;

          o     INABILITY OR FAILURE OF THE CAYUGA NATION OF NEW YORK TO SATISFY
                VARIOUS LEGAL  REQUIREMENTS THAT ARE PRECONDITIONS TO THE CAYUGA
                NATION  OF NEW  YORK'S  RIGHT TO  CONDUCT  THE  INTENDED  CASINO
                BUSINESS AT THE CAYUGA CATSKILL RESORT,  including the inability to obtain  required  federal and state  approvals or legislation allowing  the  intended  casino  site to be held in trust by the
                United  States  for  the  Cayuga  Nation  of New  York,  and the
                inability  or failure of the Cayuga  Nation of New York to enter into a  gaming  compact  with  the  State  of New  York  that is federally  approved,  which  would  prevent  development  of the
                Cayuga Catskill Resort;

          o     REGIONAL   OR   GENERAL   INCREASES   IN  THE  COST  OF  LIVING,
                particularly in the northeastern United States, which may result in lower demand for gaming; and

          o     RISKS  ASSOCIATED  WITH  FUTURE  ACQUISITIONS  AND  INVESTMENTS,
                including   changes  in  the   composition  of  our  assets  and
                liabilities through such acquisitions, diversion of management's attention  from normal  daily  operations  of our  business  and insufficient  revenues to offset increased  expenses  associated with acquisitions.

            You  should  not  place  undue   reliance  on  any   forward-looking
statements,  which are based on current expectations.  Further,  forward-looking statements speak only as of the date they are made, and we will not update these forward-looking statements, even if our situation changes in the future.

OVERVIEW

            Empire  Resorts,  Inc.  ("Empire  Resorts"  or  the  "Company")  was
organized as a Delaware  corporation  on March 19, 1993, and since that time has served as a holding company for various  subsidiaries  engaged in the ownership,
development  and  operation  of  gaming  and  amusement   industries.   We  were
incorporated  under the name Alpha Hospitality  Corporation and changed our name to Empire  Resorts in May,  2003. For much of our history,  we  concentrated  on riverboat  casinos in the southern United States,  with nominal  holdings in the
Mid-Atlantic States. In 2002 this focus shifted.  Specifically, we commenced the liquidation of all of our holdings  outside the Catskills region of the State of
New York. By the end of 2003, we had no direct  operations or meaningful  assets other than a minority  interest  in CDL,  the prior owner of  approximately  232 acres of land in  Monticello,  New  York,  the sole  stockholder  of  Monticello
Raceway Management and the controlling member of Monticello Casino Management.

            Over the past two  years the  Company  has  taken  steps to  prepare itself for the merger with CDL, and the  subsequent  control of  operations  and future development of the Raceway, In January 2004, we acquired from the members of both CDL and Monticello Raceway Development all of the outstanding membership interests and capital stock of Monticello Raceway Management,  Monticello Casino
Management,  Monticello  Raceway  Development  and  Mohawk  Management,  LLC  in
exchange for 80.25% of our common  stock,  18,219,075  shares,  calculated  on a
post-consolidation,   fully  diluted  basis.   Monticello  Raceway   Management,
Monticello  Casino  Management,   Monticello  Raceway   Development  and  Mohawk
Management, LLC own all of the development and management rights with respect to a Native  American  casino  to be  developed  on 29 of the 232  acres of land in
Monticello,  New York owned by CDL. Monticello Raceway Management,  which held a leasehold interest in the property, subsequently purchased from CDL the property on July 26, 2004.

            As we  had  no  significant  operations  during  the  time  of  this
acquisition  and  the  members  of  CDL  and  Monticello  Raceway   Development,
collectively,  received a controlling interest as part of this acquisition,  the acquisition  was accounted  for as a reverse  merger.  Moreover,  our ability to develop a successful  business is now solely dependent on the success or failure of our  ability  to develop  our  interests  in  Monticello,  New York,  and our financial results in the future will be based on different activities than those from our prior fiscal years.

            We operate  Monticello  Raceway,  a harness  horse  racing  facility located in  Monticello,  New York, 90 miles  Northwest of New York City. On June
30, 2004, we began  operating  1,744 video gaming  machines after  completing an approximately $27 million renovation of our facility. Video gaming machines have aided other similarly situated  racetracks in generating new revenue streams. We also have agreements with the Cayuga Nation of New York (the "Cayuga Nation") to develop and manage a Native  American Casino entitled the Cayuga Catskill Resort adjacent  to the  Raceway.  As a result of the  Company's  recent  consolidation transaction with CDL, all of the contracts related to this project were assigned to the  Company  and the  Company  now owns 100% of all the CDL  affiliates.  As currently  contemplated,  the  Cayuga  Catskill  Resort is an  approximate  $500 million Class III Native  American  Gaming project with a Las Vegas style casino that is expected to have 3,000 slot machines and 200 table games. Development of the project is pending various government approvals and financing.

            On April 27,  2004,  the  Eastern  Regional  Office of the Bureau of
Indian  Affairs  completed  its review of the plan by the Cayuga  Nation and the
Company to build a $500 million  casino on a site  adjacent to the Raceway.  The
Eastern Regional Office  recommended that a finding be made that the project was in  the  best  interests  of  the  Cayuga  Nation  and  not  detrimental  to the surrounding  community and  recommended  that the site be taken into to trust by the United States as a site for gaming activities.  Final approval by the Bureau of Indian  Affairs and the National  Indian  Gaming  Regulatory  Commission  are
required in order for the Company to proceed with the project.

            There are two significant  preconditions that must be met before the
Cayuga  Nation of New York can  operate  gaming at the Cayuga  Catskill  Resort.
First,  title to the  proposed  29-acre site must to  transferred  to the United
States and accepted into trust for the benefit of the Cayuga Nation of New York.
Second, the Cayuga Nation of New York must enter into a Class III gaming compact with the  State of New  York.  On June  10,  2004 the  State of New York and the
Cayuga  Nation  entered  into a  Memorandum  of  Understanding  that  outlined a procedure  to settle  issues  relating  to Catskill  Cayuga  Casino  project.  A
Memorandum of Understanding  contemplates  further  negotiations  toward a final settlement  agreement.  Such a final settlement will require further  agreements and accommodations  between the parties and may not be achieved or achieved in a timely manner.

            The  Company  has  spent  significant  amounts  of  money  generated principally  through the issuance of equity in connection  with its  development activities, primarily for the design, development, financing and construction of the  video  gaming  operation,  as  well  as  the  predevelopment,  design,  and negotiations  of a  Native  American  casino.  These  amounts  include  expenses associated  with legal  fees,  accounting  and audit fees and costs  relating to employees. Some of these costs have been capitalized.  New business developments or other unforeseen events may occur,  resulting in the need to raise additional funds.  The Company  continues to explore  opportunities  to develop  additional gaming or related  businesses in other markets,  whether through  acquisition or
development.   Any  such  developments  would  require  the  Company  to  obtain additional financing.

            We have  never  declared  or paid any cash  dividends  on our common stock. We currently  intend to retain our earnings,  if any, and cash to finance our growth and,  therefore,  do not anticipate  paying any cash dividends on our common stock in the foreseeable  future.  Any  determination to pay dividends in the future will be at the  discretion  of our board of directors and will depend upon our financial condition, results of operations and capital requirements.

RISKS RELATED TO OUR BUSINESS

IF OUR VIDEO GAMING MACHINES AT MONTICELLO  RACEWAY DO NOT INCREASE OUR REVENUES
AND OPERATING INCOME, IF LEGISLATION  AUTHORIZING OUR VIDEO GAMING OPERATIONS IS
ULTIMATELY HELD TO BE  UNCONSTITUTIONAL  OR IF THE CAYUGA CATSKILL RESORT IS NOT
SUCCESSFULLY  DEVELOPED,  IT COULD  ADVERSELY  AFFECT OUR NET  REVENUES  AND THE
ABILITY TO MAKE PAYMENTS ON OUR OBLIGATIONS.

            Our  ability  to  generate  revenues  and to  make  payments  on our obligations  will depend on our  ability to generate  cash flow from our current and future operations. Our ability to generate sufficient cash flow will largely depend on the  success  of the 1,744  video  gaming  machines  that we  recently installed as part of our renovation of Monticello  Raceway's grandstand building and our ability to successfully  develop and manage for the Cayuga Nation of New
York the  Cayuga  Catskill  Resort.  With  respect to our video  gaming  machine operations,  on July 7, 2004, the Appellate Division of the Supreme Court of the
State of New York ruled that the  legislation  permitting  state sponsored video gaming machine  operations is  unconstitutional  under New York law because such legislation  provides that a portion of the video gaming  machine vendor fees be
dedicated   to  breeding   funds  and   enhancing   purses  in  violation  of  a
constitutional  mandate that such moneys be applied exclusively to, or in aid or support of,  education in the State of New York. While the State of New York has
filed a notice of appeal to appeal this ruling, which notice of appeal stays the decision and allows us to continue operating video gaming machines, there can be
no  assurance  that  the  State  of  New  York  will   ultimately   prevail  or,
alternatively,  that the authorizing legislation will be amended in order for it to be  constitutional.  If the appellate  court's findings are ultimately upheld and the state  legislature  fails to enact corrective  legislation,  we would be forced to shutter our video gaming machines and our operations  would be limited to the pari-mutuel operations of Monticello Raceway and the proposed development and management of the Cayuga Catskill Resort.

            In addition to ruling on the permitted use of net lottery  revenues, the court  separately held that video gaming machines are valid,  state operated lotteries and, thus, fall within the exemption of lotteries from the general ban on gambling in the State of New York. We cannot  assure you that the  plaintiffs in the  underlying  litigation  will not appeal  this  portion of the  Appellate
Division's  ruling.  Should an appeal of such  ruling be  instituted,  we cannot assure  you  that the New  York  Court of  Appeals  will  uphold  the  Appellate
Division's validation of this portion of the legislation.

            Even assuming that the ultimate  outcome of these court  proceedings permits us to continue  operating video gaming machines at Monticello Raceway as presently  conducted,  there can be no assurance  that the video gaming  machine program at Monticello  Raceway will draw sufficiently large crowds to Monticello
Raceway so as to increase  local  wagering  to the point that we will  realize a profit from the initial video gaming  machine  installation.  The operations and placement of our video gaming machines,  including the layout and  distribution, are  under  the  jurisdiction  of the New York  State  Lottery  and the  program contemplates  that a significant share of the  responsibility  for marketing the program will be borne by the New York State Lottery.  The New York State Lottery
may make decisions that we feel are not in the best interest of the Company and, as a consequence,  the profitability of our video gaming machine  operations may not  reach the  levels  that we  originally  anticipated  or may be slower  than expected in reaching those levels.  Legislative  changes made as a result of the court proceedings could also alter the economics of our operations. Furthermore, the  legislation  authorizing  the  implementation  of video gaming  machines at
Monticello  Raceway  expires  in 2013 and no  assurance  can be  given  that the authorizing  legislation  will be extended  beyond this period.  Similarly,  the development  of the  Cayuga  Catskill  Resort  is  subject  to many  regulatory, competitive, economic and business risks beyond our control, and there can be no assurance that it will be developed in a timely  manner,  or at all. Any failure in this  regard  could have a material  adverse  impact on our  operations,  our ability to service our debt obligations and our ability to generate net income.

AS A HOLDING COMPANY,  WE ARE DEPENDENT ON THE OPERATIONS OF OUR SUBSIDIARIES TO
PAY DIVIDENDS OR MAKE DISTRIBUTIONS IN ORDER TO GENERATE INTERNAL CASH FLOW.

            We are a holding  company  with no  revenue  generating  operations, owning all the capital  stock or  membership  interests,  as the case may be, of
Monticello  Raceway  Management,  Monticello  Casino  Management  and Monticello
Raceway  Development.  Consequently,  our ability to make payments on our senior convertible  notes and to make any dividend or distribution on the shares of our common  stock  issuable  upon  conversion  of our senior  convertible  notes are dependent on the earnings and the distribution of funds from these subsidiaries.
There can be no assurance that these  subsidiaries  will generate enough revenue to pay cash dividends or make cash  distributions  to us in an amount  necessary for us to satisfy our  obligations.  In addition,  these  subsidiaries may enter into  contracts  that limit or prohibit  their  ability to pay dividends or make distributions.  Should  our  subsidiaries  be  unable to pay  dividends  or make distributions, our ability to meet our ongoing obligations would be jeopardized.
Specifically,  without the payment of dividends or the making of  distributions, we would be  unable  to pay our  employees,  accounting  professionals  or legal professionals,  all  of  whom  we  rely  on to  manage  our  operations,  ensure regulatory compliance and sustain our public company status.

CHANGES IN THE LAWS, REGULATIONS,  AND ORDINANCES (INCLUDING TRIBAL AND/OR LOCAL
LAWS) TO WHICH THE GAMING  INDUSTRY IS SUBJECT,  AND THE APPLICATION OF EXISTING
LAWS AND  REGULATIONS,  OR OUR INABILITY OR THE INABILITY OF OUR KEY  PERSONNEL,
SIGNIFICANT STOCKHOLDERS, OR JOINT VENTURE PARTNERS TO OBTAIN OR RETAIN REQUIRED
GAMING REGULATORY  LICENSES,  COULD PREVENT THE COMPLETION OF OUR CURRENT CASINO
DEVELOPMENT  PROJECTS,  PREVENT US FROM PURSUING FUTURE DEVELOPMENT  PROJECTS OR
OTHERWISE ADVERSELY IMPACT OUR RESULTS OF OPERATION.

            The  ownership,  management  and operation of gaming  facilities are subject to  extensive  federal,  state,  provincial,  tribal  and/or local laws, regulations  and ordinances  that are  administered  by the relevant  regulatory agency or agencies in each jurisdiction.  These laws, regulations and ordinances
vary  from   jurisdiction   to   jurisdiction,   but   generally   concern   the
responsibility,  financial stability and character of the owners and managers of gaming  operations  as well as persons  financially  interested  or  involved in gaming  operations,  and often require such parties to obtain certain  licenses, permits and approvals.  These laws,  regulations  and ordinances may also affect the operations of our gaming facilities.

            The rapidly-changing  political and regulatory environment governing the gaming industry  (including  gaming operations which are conducted on Native
American land) makes it impossible for us to accurately predict the effects that an adoption of, changes in or application  of the gaming laws,  regulations  and ordinances  will have on us.  However,  our failure or the failure of any of our key personnel,  significant stockholders or joint venture partners, to obtain or retain required gaming  regulatory  licenses could prevent us from operating our existing  gaming  enterprises  like  Monticello  Raceway or  expanding  into new markets,  prohibit us from  generating  revenues in certain  jurisdictions,  and subject us to sanctions and fines.

SHOULD WE OR ANY OF OUR STOCKHOLDERS BE FOUND UNSUITABLE BY ANY FEDERAL,  STATE,
REGIONAL OR TRIBAL GOVERNMENTAL BODY TO OWN AN INTEREST IN A GAMING OPERATOR, WE
OR SUCH  STOCKHOLDER  COULD BE FORCED  TO DIVEST  OUR  HOLDINGS  IN SUCH  GAMING
OPERATOR IN A SHORT PERIOD OF TIME AT BELOW MARKET PRICES.

            As discussed above, we and certain of our principal stockholders are required to be licensed or otherwise  approved in each  jurisdiction in which we own,  directly  or  indirectly,  a  significant  ownership  interest in a gaming operator.  These licenses  generally  expire after a relatively  short period of time and thus require  frequent  renewals  and  reevaluations.  Obtaining  these licenses in the first place,  and for purposes of  renewals,  normally  involves
receiving  a   subjective   determination   of   "suitability."   A  finding  of
unsuitability  could lead to a material  loss of  investment by either us or our stockholders,  as it would  require  divestiture  of one's  direct  or  indirect
interest  in  a  gaming  operator  that  conducts   business  in  the  licensing
jurisdiction.  Consequently,  should we or any  stockholder  ever be found to be unsuitable by the federal government, the State of New York or the Cayuga Nation of New York to own a direct  or  indirect  interest  in a  company  with  gaming operations,  we or such  stockholder,  as the case may be,  could be  forced  to liquidate  all  interests  in that  entity.  Should  either  of us be  forced to liquidate these interests  within a relatively  short period of time, we or such stockholder  would  likely be forced to sell at a  discount,  causing a material loss of investment value.

SEVERAL OF OUR FORMER  OFFICERS AND DIRECTORS HAVE BEEN INDICTED OR CONVICTED ON
FRAUD  CHARGES,  AND OUR  SUITABILITY  DETERMINATION  TO  PARTICIPATE  IN GAMING
ACTIVITIES COULD ACCORDINGLY BE ADVERSELY AFFECTED.

            During 2002, certain affiliates of Bryanston Group, Inc. ("Bryanston
Group"),  our former  largest  stockholder,  and six of our former  officers and directors were indicted for various  counts of tax and bank fraud.  On September
5, 2003, one of these former  directors  pleaded guilty to felony tax fraud, and on  February  4, 2004,  four  additional  former  officers  and  directors  were convicted of tax and bank fraud.  In December 2002, we entered into an agreement with  Bryanston  Group and  certain of these  individuals  pursuant  to which we acquired a three year option to  repurchase  their  shares of our common  stock.
This option was  exercised  on January 9, 2004 by issuing a  promissory  note to
Bryanston Group in exchange for our common stock, which note was retired on July
26,  2004.  While  none of the  acts  these  individuals  were  charged  with or convicted of relate to their former positions with or ownership interests in us, there can be no assurance  that none of the various  governmental  agencies that now, or in the future may,  regulate and license our gaming  related  activities will  factor  in these  indictments  in  evaluating  our  suitability.  Should a regulatory  agency fail to acknowledge that these indictments and convictions do not relate to our operations,  we could lose our gaming licenses or be forced to liquidate certain or all of our gaming interests.

THE GAMING  INDUSTRY IN THE  NORTHEASTERN  UNITED STATES IS HIGHLY  COMPETITIVE,
WITH MANY OF OUR COMPETITORS BETTER KNOWN AND BETTER FINANCED THAN US.

            The gaming  industry  in the  northeastern  United  States is highly competitive  and  increasingly  run by  multinational  corporations  that  enjoy widespread  name  recognition,  established  brand  loyalty,  decades  of casino operation  experience and a diverse  portfolio of gaming assets.  Atlantic City, the second most popular gaming destination in the United States,  with more than
10 full service hotel casinos,  is only a two hour drive from New York City, the highly  popular  Foxwoods  Resort and Casino and the Mohegan Sun casino are each only two and a half hour drives  from New York City and  Caesars  Entertainment,
Inc., the world's  largest  gaming  conglomerate,  and Trading Cove  Associates,
Inc.,  the  developers  of the Mohegan Sun casino,  are each planning to develop
Native  American  casinos  on  properties  that  neighbor   Monticello  Raceway.
Additionally,  on July 4, 2004, the State of Pennsylvania enacted a law allowing for the operation of up to 61,000 slot machines at 14 gambling halls,  including seven racetracks,  five stand-alone parlors,  and two resorts.  Pursuant to this new  law,  slot  machine  facilities  could  be  developed  within  30  miles of
Monticello  Raceway  that  compete  directly  with our  video  gaming  machines.
Moreover,   a  number  of  well  financed  Native  American  tribes  and  gaming entrepreneurs  are  presently  seeking  to  develop  casinos  in  New  York  and
Connecticut  in areas that are 90 miles  from New York City such as  Bridgeport,
Connecticut and Southampton,  New York. In contrast,  we have limited  financial resources and are  presently  limited to the operation of a harness horse racing facility and video gaming  machines in Monticello,  New York and are a one and a half hour drive from New York City.  No  assurance  can be given that we will be able to  compete  successfully  with  the  established  Atlantic  City  casinos, existing and proposed regional Native American casinos,  slot machine facilities
in   Pennsylvania   or  the  casinos   proposed  to  be   developed  by  Caesars
Entertainment,  Inc. and Trading Cove  Associates,  Inc. in the Catskills region for local gaming customers.

BECAUSE OF THE  UNIQUE  STATUS OF NATIVE  AMERICAN  TRIBES,  GENERALLY,  AND THE
GOVERNANCE  STRUCTURE  OF THE  CAYUGA  NATION OF NEW YORK,  IN  PARTICULAR,  OUR
ABILITY TO  SUCCESSFULLY  DEVELOP AND MANAGE THE CAYUGA  CATSKILL RESORT WILL BE
SUBJECT TO UNIQUE RISKS.

            We have no  experience  in managing or  developing  Native  American casinos, which present unique challenges. Native American tribes are governments and possess the inherent  power to adopt laws and regulate  matters within their jurisdiction. For example, tribes are generally immune from suit and other legal processes unless they waive such immunity.  Gaming at the Cayuga Catskill Resort will be operated on behalf of the Cayuga  Nation of New York's  government,  and that  government is subject to changes in leadership or  governmental  policies, varying political interests,  and pressures from the Cayuga Nation of New York's individual members, any of which may conflict with our interests. Thus, disputes between  ourselves and the Cayuga Nation of New York may arise.  With respect to disputes  concerning our gaming  facility  management  agreement and development agreement  with the Cayuga Nation of New York, the Cayuga Nation of New York has
waived its sovereign immunity,  although if for any reason that waiver should be ineffective,  we might be unable to enforce our rights under those agreements as against the Cayuga  Nation of New York.  Also,  it is possible  that we might be required  to  seek  enforcement  of our  rights  in a  court  or  other  dispute resolution  forum of the Cayuga Nation of New York,  instead of state or federal courts or  arbitration.  As  discussed  below,  until our  proposed  amended and restated gaming facility management  agreement has been approved by the National
Indian Gaming  Commission,  and as amended and restated,  approved by the Cayuga
Nation of New York,  that  agreement  will not be valid or binding on the Cayuga
Nation of New  York,  and,  by their  terms and  under  relevant  federal  court precedent,  it is  likely  that  some  or  all of the  provisions  of our  other agreements  with the Cayuga  Nation of New York are also  inoperative  until the gaming  facility  management  agreement has been approved by the National Indian
Gaming Commission.

            The Cayuga Nation of New York has about 500 members,  each belonging to one of four remaining clans,  with clan membership  determined by matrilineal succession. The Cayuga Nation of New York has not enjoyed a reservation or other land base for more than two hundred years,  and has no written  constitution  or other governing  documents.  Instead, the Cayuga Nation of New York follows oral traditions, customs and practices, including a centuries old "Great Law," and is governed  by  a  Council  of  Chiefs,  Representatives  and  Clan  Mothers  (the
"Council"). Only two of the four clans in existence have a Clan Mother, one clan is currently in the process of selecting a Clan Mother,  and another clan can no longer  designate a Clan Mother because there are no full-blooded  women members of that clan.  Each Clan Mother is  responsible  for  selecting  (and in certain cases  removing)  two full blood men from  among her  Clan's  members to serve a life-long term as  representatives  on the Council.  The Council may act only by consensus at a meeting,  with unanimous  consent from those  representatives  in attendance.  The Council presently does not have regularly  scheduled  meetings, and has no prior  experience  with  gaming  or any  other  substantial  business undertaking  other  than  the  Cayuga  Catskill  Resort.  Accordingly,  we could encounter  delays or other  difficulties  in dealing  with  matters that require action by the Cayuga  Nation of New York's  government,  including  approvals of desirable courses of action, contracts or contract modifications,  which in turn could adversely  affect our successful  development and management of the Cayuga
Catskill Resort.

            Finally,   Native  American  gaming  is  governed  by  unique  laws,
regulations and  requirements  arising from the Indian Gaming  Regulatory Act of
1988, as amended,  the applicable  Class III gaming compact,  and gaming laws of the applicable Native American tribe, and certain federal Indian law statutes or judicial  principles.  A number of examples exist where Native  American  tribes have  successfully  voided  development  or  management-related  contracts  with non-native  parties because of these unique Native American aspects.  For all of the foregoing and other reasons,  we may encounter  difficulties in successfully developing  and managing the Cayuga  Catskill  Resort.  Several  companies  with gaming  experience that have tried to become  involved in the management  and/or development  of  Native  American  casinos  have been  unsuccessful.  Due to our limited Native  American  gaming  experience,  no assurance can be given that we will be able to avoid the pitfalls that have befallen  other  companies in order to create a successful gaming operation at the Cayuga Catskill Resort.

A TRANSFER OF THE PROPOSED CASINO SITE TO THE UNITED STATES, TO BE HELD IN TRUST
FOR THE  BENEFIT  OF THE  CAYUGA  NATION  OF NEW YORK  MIGHT NOT OCCUR OR MAY BE
DELAYED FOR A SUBSTANTIAL  PERIOD OF TIME; AND UNTIL SUCH A TRANSFER OCCURS,  IT
WILL NOT BE  POSSIBLE  FOR THE CAYUGA  NATION OF NEW YORK TO OPERATE A CASINO AT
THE CAYUGA CATSKILL RESORT FOR US TO MANAGE.

            Under the Indian Gaming Regulatory Act of 1988, the Cayuga Nation of
New York will be able to operate a casino at the Cayuga  Catskill Resort only if the casino is located on land held by the United  States in trust for the Cayuga
Nation of New York (or subject to similar restrictions on transfer), and only if the Cayuga  Nation of New York  exercises  governmental  powers  over the casino site. That same Act,  however,  generally  prohibits  Native American casinos on land  transferred  into trust after October 17, 1988. An exception to this trust land  limitation is being  pursued by the Cayuga Nation of New York,  without an assurance that it will be obtained.

            One exception available for land transferred after October 17, 1988, is that if, after  consultation with the tribe and applicable  state,  local and other nearby tribal  officials,  the Secretary of the Interior (who acts through the Bureau of Indian Affairs) determines that a gaming establishment on the land proposed  for  transfer  would  be in the best  interest  of the  tribe  and its members,  and would not be detrimental to the  surrounding  community,  provided that the Governor of the applicable State must concur. To date the instances are very limited where this exception has been successful for off-reservation  land.
Furthermore,  historically  the Bureau of Indian  Affairs has been  reluctant to support  accepting  land into trust that is located a substantial  distance from the  reservation  of a tribe,  and in the case of the Cayuga Nation of New York, the site of the  Cayuga  Catskill  Resort is a  substantial  distance  from land recognized to be a part of the original  reservation of the Cayuga Nation of New
York. Nevertheless, on April 27, 2004, the Eastern Regional Office of the Bureau
of Indian  Affairs  recommended  approval  of the  Cayuga  Nation of New  York's request that the United  States  accept the proposed  casino site into trust for the benefit of the Cayuga Nation of New York.  Final approval from the Secretary of the  Interior is still  required,  and the  Secretary  of the Interior is not required  to give  deference  to the  Eastern  Regional  Office of the Bureau of
Indian Affairs' decision.  Additionally,  the Governor for the State of New York
must concur with any favorable  determination  by the Secretary of the Interior, and the  Governor's  office  has  expressed  reluctance  to  concur as long as a substantial land claim by the Cayuga Nation of New York against the State of New
York remains unsettled.

            If the 29 acres that we propose to transfer to the United States, to be  held  in  trust  for  the  benefit  of the  Cayuga  Nation,  are not in fact transferred,  we will  not be able  to  execute  our  current  business  plan of developing and managing a casino for the Cayuga Nation of New York.

OUR GAMING  FACILITY  MANAGEMENT  AGREEMENT AND  DEVELOPMENT  AGREEMENT WITH THE
CAYUGA NATION OF NEW YORK ARE NOT VALID OR EFFECTIVE  UNTIL SUCH GAMING FACILITY
MANAGEMENT  AGREEMENT IS APPROVED BY THE NATIONAL INDIAN GAMING COMMISSION,  AND
THAT APPROVAL  MIGHT NOT BE OBTAINED OR MIGHT BE OBTAINED ONLY AFTER WE AGREE TO
MODIFY TERMS THAT HAVE  ALREADY BEEN AGREED TO BY THE CAYUGA  NATION OF NEW YORK
THAT REDUCE OUR REVENUES UNDER THE AGREEMENTS OR OTHERWISE ADVERSELY AFFECT US.

            No management  contract for tribally  operated Class II or Class III gaming is valid until  approved by the National  Indian Gaming  Commission,  and under  current  case law in New York,  an agreement  collateral  to a management contract,  such as our  development  agreement,  is likewise  not valid until so approved.  The National Indian Gaming Commission has broad discretion to approve or reject proposed management  contracts,  and by law the National Indian Gaming
Commission  can  approve  management  fees  exceeding  30% of related net gaming revenues  only if the  Chairman of the  National  Indian  Gaming  Commission  is
satisfied that the capital investment required, and income projections,  require the  additional  fee.  The Cayuga  Nation of New York has agreed to pay us a 35%
management  fee,  and as  well  as  other  compensation  under  the  development agreement.  Monticello Casino Management's gaming facility management  agreement with the Cayuga Nation of New York has been under review by the National  Indian
Gaming  Commission for over one year. On January 21, 2004,  the National  Indian
Gaming  Commission  issued its first  objection  letter,  and in April 2004,  we submitted  partial  responses to these  objections,  including a revised  gaming facility  management  agreement,  that has not yet been  executed  or  otherwise formally  approved by the Cayuga Nation of New York, but which we expect will be acceptable  to the Nation.  No assurance  can be given that the National  Indian
Gaming Commission will approve the gaming facility management  agreement or that further modifications to such agreement or the development agreement will not be required prior to the National Indian Gaming Commission granting approval.  Such modifications  could include a material reduction in the management fee or other compensation  we have negotiated with the Cayuga Nation of New York. As amended, and approved by the  National  Indian  Gaming  Commission,  the gaming  facility management  agreement will require  formal  approval by the Cayuga Nation of New
York before it becomes  effective.  We expect,  but cannot  guarantee,  that the
Cayuga Nation of New York will approve the gaming facility management  agreement as it is amended in order to obtain  approval  from the National  Indian  Gaming
Commission.

COMPLIANCE WITH ENVIRONMENTAL  REQUIREMENTS COULD SUBSTANTIALLY DELAY OR, IN THE
EXTREME, PREVENT OUR DEVELOPMENT OF THE CAYUGA CATSKILL RESORT.

            The National  Environmental  Policy Act requires federal agencies to consider the environmental impacts of activities they perform,  fund, or permit, as well as alternatives to those activities and ways to mitigate or lessen those impacts.  Under the National  Environmental  Policy Act,  federal  agencies must prepare an  environmental  assessment to determine  whether the proposed  action will have a significant effect on the quality of the environment.  If the agency
determines  that  the  action  will  not  have  a  significant   effect  on  the
environment,  it issues a finding of no significant  impact, and the project can move  forward;  if the agency  finds to the  contrary,  it must then  prepare an
environmental   impact   statement,   detailing   the   environmental   impacts,
alternatives, and mitigation measures.

            For the Cayuga Catskill  Resort to be developed,  there are at least two  major  federal  actions  that will  require  compliance  with the  National
Environmental  Policy Act: (1) the Secretary of the Interior's  decision to take the 29 acre site into trust for the  benefit  of the Cayuga  Nation of New York, and (2) the National Indian Gaming Commission's  approval of our gaming facility management agreement.  After reviewing the environmental assessment prepared for this  project,  the  Eastern  Regional  Office of the  Bureau of Indian  Affairs
recommended, in April, 2004, that the Secretary of the Interior find that taking
29-acre  site into trust for the benefit of the Cayuga  Nation of New York would not have a significant effect on the environment, and therefore, a finding of no significant impact should be issued.  This  recommendation is not binding on the
Secretary  of the  Interior  or  the  National  Indian  Gaming  Commission.  The
Secretary of the Interior and the National  Indian Gaming  Commission may accept or  reject  such  recommendation,  and a risk  exists  that in light  of  recent positions  taken by the Department of Justice,  preparation of an  environmental impact statement may be required,  which could delay the project.  In any event, even if a finding of no significant impact is issued, a risk exists that parties
opposed  to  the  Cayuga  Catskill  Resort  project  will  commence   litigation
challenging  the  issuance  of the  finding of no  significant  impact,  thereby delaying or preventing the project.

A CLASS III GAMING  COMPACT  BETWEEN THE CAYUGA NATION OF NEW YORK AND THE STATE
OF NEW YORK MUST BE NEGOTIATED AND BECOME  EFFECTIVE BEFORE THE CAYUGA NATION OF
NEW YORK CAN OPERATE A CASINO FOR US TO MANAGE.

            The Cayuga  Nation of New York cannot  lawfully  engage in Class III gaming  unless the Cayuga  Nation of New York and the  Governor for the State of
New York execute a Class III gaming compact that is approved or deemed  approved by the Secretary of the Interior.  Although  courts have  invalidated  two other
Class III gaming compacts  between New York tribes and the State of New York due
to  lack  of  legislative   authority,   the  Governor  has  received  requisite
legislative  authorization  to enter  into a Class III gaming  compact  with the
Cayuga Nation of New York at the site of the Cayuga Catskill  Resort.  Under the non-binding terms of the Memorandum of  Understanding,  the Cayuga Nation of New
York and the State of New York  agreed  to  negotiate  and  enter  into a gaming compact that will authorize  Class III gaming at the site of the Cayuga Catskill
Resort once the 29 acre site has been taken into trust by the United  States for the benefit of the Cayuga Nation of New York.  The terms of this gaming  compact are not  specified  in the  Memorandum  of  Understanding,  and a  draft  of the proposed  compact has not been  submitted by either the State of New York or the
Cayuga Nation of New York to the other for consideration. We expect the State of
New York to propose  terms for a compact  similar to those  found in the compact between the State of New York and the Seneca Nation.  That compact obligates the
Seneca  Nation to make payments to the State of New York in amounts of up to 25%
of that nation's net slot revenues.  There is no assurance that the State of New
York and the Cayuga Nation of New York will reach an agreement upon the terms of any revenue sharing arrangement or any other terms that will result in a compact for Class III gaming. In addition, the State of New York has refused in the past to negotiate a gaming  compact with the Cayuga Nation of New York so long as its land claim lawsuit remained unsettled,  and therefore, if the land claim lawsuit is not settled as contemplated by the Memorandum of Understanding,  the State of
New York may refuse to enter into a gaming compact with the Cayuga Nation of New
York.

            If the State of New York and the  Cayuga  Nation  of New York  reach agreement  and execute a compact for Class III gaming,  under the Indian  Gaming
Regulatory Act of 1988, that compact does not become effective until an approval of the  compact by the  Secretary  of the  Interior  has been  published  in the
Federal Register.  Additionally, the compact could become effective, but only to the extent it is consistent with the Indian Gaming  Regulatory Act of 1988, upon publication  of a notice  in the  Federal  Register  that  forty-five  days have elapsed  after the compact was  submitted  for approval to the  Secretary of the
Interior and the Secretary of the Interior  neither approved nor disapproved the compact.  No assurance  can be given that the  Secretary  of the  Interior  will approve the terms of any compact  agreed to by the Cayuga Nation of New York and the  State  of New  York.  In  particular,  the  existence  of  revenue  sharing provisions  in a compact  by which a state  receives  a share of  tribal  gaming revenues has provided a basis for the  Secretary of the Interior to disapprove a compact.  The Indian Gaming  Regulatory Act of 1988 generally  prohibits a state from  imposing a tax on tribes for the  privilege  of  conducting  gaming in the state.  The Seneca  Nation-State of New York gaming compact was neither approved nor  disapproved  within  the  required  45-day  period,  and  therefore  became effective upon publication of a notice in the Federal Register. In the letter to the Seneca  Nation and the Governor of New York,  the  Secretary of the Interior
stated that the State of New York's  right to receive up to 25% of gross  gaming revenues  was  primarily  based on the State of New York's grant of an extensive area in which the Seneca would have broad exclusive  gaming rights.  Because the precise  terms of a compact  between the Cayuga Nation of New York and the State of New York have not been formally proposed, let alone agreed upon, there can be no assurance that the Secretary of the Interior will approve the future terms of such a compact.  If the  Secretary of the Interior  disapproves  any agreed upon compact, the compact will not become effective and the Cayuga Nation of New York will not be able to conduct gaming under its terms.  Since 2003, a bill has been pending  in  Congress  that  would  limit a State's  right to share in a tribe's gaming  revenues  unless the State  provided the tribe a  "substantial  economic benefit." We cannot predict if this or other  legislation will be enacted or, if enacted,  would prevent a gaming  compact  between the Cayuga Nation of New York and the State of New York.

IF FUNDS FROM THE  OPERATIONS OF MONTICELLO  CASINO  MANAGEMENT  AND  MONTICELLO
RACEWAY  DEVELOPMENT ARE INSUFFICIENT TO SUPPORT THEIR CASH REQUIREMENTS AND THE
CAYUGA NATION OF NEW YORK IS UNABLE TO OBTAIN  ADDITIONAL  FINANCING IN ORDER TO
SATISFY  THESE  REQUIREMENTS,  EITHER ON  ACCEPTABLE  TERMS OR AT ALL, WE MAY BE
FORCED TO DELAY,  SCALE BACK OR ELIMINATE SOME OF OUR EXPANSION AND  DEVELOPMENT
GOALS, OR CEASE OPERATIONS RELATED TO THE CAYUGA CATSKILL RESORT ENTIRELY.

            We  anticipate  that our reserves of cash,  interest  expected to be earned on those  reserves,  and our  anticipated  revenues will be sufficient to
finance  our  and  our  subsidiaries'   ongoing  operations  in  2004.  However,
additional  financing  will be required to meet our  obligations  related to the
Cayuga  Catskill  Resort  as soon  as  regulatory  approvals  are  received  and substantive  construction  commences.  It is likely that we will seek or require additional  capital  at some  point in 2004 or 2005  through  either  public  or private  financings.  Such  financings may not be available when needed on terms acceptable to us or at all.  Moreover,  any additional  equity financings may be dilutive to our  stockholders,  and any debt  financing may involve  restrictive covenants.  An  inability  to raise such funds when needed  might  require us to delay,  scale back or eliminate  some of our  expansion  and  development  goals related to the Cayuga Catskill  Resort,  or might require us to cease operations entirely.

            In addition,  the  construction  of the Cayuga  Catskill  Resort may depend upon the ability of the Cayuga Nation of New York to obtain financing for the project.  If such financing  cannot be obtained on acceptable  terms, it may not be possible to complete this  project.  In order to assist the Cayuga Nation of New York,  we, or one of our  subsidiaries,  may be required to guarantee the
Cayuga Nation of New York's debt financing or otherwise  provide support for the obligations.  Any  guarantees  by us or  one  of  our  subsidiaries  or  similar off-balance sheet  liabilities,  if any, will increase our potential exposure in the event of a default by the Cayuga Nation of New York.

OUR  MANAGEMENT  REVENUES  FROM THE  CAYUGA  CATSKILL  RESORT  MAY BE  ADVERSELY
AFFECTED BY MATTERS  ADVERSE TO THE CAYUGA NATION OF NEW YORK THAT ARE UNRELATED
TO US.

            When constructed, the Cayuga Catskill Resort, and its surrounding 29 acres of land,  will be either owned by the Cayuga Nation of New York or be held by the United  States in trust for the benefit of the Cayuga Nation of New York.
We and our  subsidiaries  will  derive  revenues  from the  resort  based on our management and development contracts.  If the Cayuga Nation of New York does not adequately  shield its gaming  operations  at the Cayuga  Catskill  Resort  from obligations arising from its other non-gaming operations,  and the Cayuga Nation of New York suffers a material  adverse event such as  insolvency,  a default or civil  damages  in a matter  in which  they  did not  have  sovereign  immunity, creditors could attempt to seize some or all of the property or profits from the
Cayuga  Catskill  Resort.  Such a result  could lead to the voidance or indirect modification  by  a  court  of  our  subsidiaries'  management  and  development contracts  with the Cayuga  Nation of New York,  leading  to a material  adverse affect on our operations.  In addition, if creditors were to seize any or all of the  Cayuga  Catskill  Resort,  our  subsidiaries'  management  and  development agreements  with the Cayuga Nation of New York would be rendered  worthless,  as the ability to conduct casino style gambling on that property would no longer be permissible.

PENDING LAWSUITS COULD THREATEN THE VIABILITY OF OUR BUSINESS PLAN.

            Our  ability to  participate  in New  York's  video  gaming  machine program or to help develop and manage a Native  American  casino in  conjunction with the Cayuga Nation of New York could be materially adversely affected by the outcome of two pending lawsuits,  Dalton v. Pataki and Karr v. Pataki, that seek to enjoin  the State of New York  from  proceeding  with  video  gaming  machine operations or permitting the  construction  of any new Native  American  casinos within the State of New York. While the trial court initially  dismissed both of these cases in May of 2003, the plaintiffs  filed an appeal of the trial court's dismissal.  On July 7, 2004, the Appellate  Division of the Supreme Court of the
State of New York  overturned  the trial  court's  dismissal  of  certain of the plaintiffs' claims in respect of video gaming machine operations. In overturning the trial court,  the Appellate  Division ruled that the legislation  permitting state sponsored video gaming machine  operations is  unconstitutional  under New
York law because such  legislation  provides  that a portion of the video gaming machine  vendor fees be  dedicated  to breeding  funds and  enhancing  purses in violation of a  constitutional  mandate that such moneys be applied  exclusively to, or in aid or support of, education in the State of New York. Notwithstanding this ruling,  the court  separately  held that video gaming  machines are valid, state operated  lotteries and, thus, fall within the exemption of lotteries from the general ban on gambling in the State of New York.  However, as the court was unable to  separate  its finding  that a video  gaming  machine is a  legitimate
"lottery"  from the  enacting  legislation  that it believes  unconstitutionally directs vendor fees toward breeding funds and enhancing  purses,  the court held the entire video gaming machine legislation to be unconstitutional.

            The  office  of the  Attorney  General  of the State of New York has
filed a notice of appeal with respect to the Appellate  Division's  invalidation of the video  gaming  machine  legislation.  This  notice  of  appeal  stays the appellate court's ruling while the State of New York proceeds to formally appeal the decision to the New York Court of Appeals, New York State's highest court, a process that we understand  could take 18 months or longer.  While the ruling is stayed,  we can  continue  to  operate  our video  gaming  machine  facility  at
Monticello  Raceway in a manner  consistent  with past  practices.  However,  no assurance  can be given that the Court of Appeals will  overrule  the  Appellate
Division and find the video gaming  machine  legislation  to be  constitutional.
Absent such a ruling, to continue video gaming operations at Monticello Raceway, we would need the New York state  legislature to modify the video gaming machine legislation  to  remove  the  provision  that  directs  certain  vendor  fees be dedicated toward breeding funds and enhancing purses. Again, no assurance can be given that if the State of New York loses its appeal on the constitutionality of
the  video  gaming  machine   legislation  that  the  State  of  New  York  will
subsequently enact the required corrective legislation.  Should the State of New
York  both  lose  its  appeal  and  fail to enact  corrective  legislation,  our operations  would be restricted  to the operation of Monticello  Raceway and our proposed  management and development of a Native American  casino.  No assurance can be given that these  operations,  alone,  will be  sufficient to satisfy our obligations.

            Furthermore,  we recently entered into an agreement in principal, as discussed  below,  with the  Monticello  Horsemen's  Association to settle three outstanding law suits. Under the terms of this settlement  agreement,  we agreed to negotiate, in good faith, increased purse levels at Monticello Raceway. As we had originally  intended to satisfy this  obligation with revenue from our video gaming machine  operations,  if video gaming  machine  operations are held to be
unconstitutional,   corrective   legislation   is  not  enacted  or   corrective
legislation  is  enacted  that  eliminates  the  dedication  of  vendor  fees to enhancing purses, we may be unable to meet our obligations under this settlement agreement,  possibly  leading  to  the  reinstatement  of  the  lawsuits  by the
Monticello Horsemen's Association.

            In  addition  to ruling  on the  constitutionality  of video  gaming machines,  on July 7, 2004,  the Appellate  Division of the Supreme Court of the
State of New York also upheld the trial court's  validation  of the  legislation authorizing  the Governor of the State of New York to enter into gaming compacts with federally recognized Native American tribes to provide for Class III gaming on reservation  land within the State of New York. We cannot assure you that the plaintiffs  in the  underlying  litigation  will not appeal this  portion of the
Appellate Division's ruling.  Should an appeal of such ruling be instituted,  we cannot  assure you that the New York Court of Appeals will uphold the  Appellate
Division's validation of this legislation.  Should the plaintiffs prevail on any such appeal, we may be materially  adversely  affected.  Additionally,  any such appeal, even prior to a definitive ruling on its merits,  could adversely affect the necessary  financing  efforts for the Cayuga Catskill  Resort,  as potential investors  might be reluctant to make such an investment  given the  uncertainty that such an appeal would create.

A  PURCHASER  IN OUR 5 1/2% $65  MILLION  SENIOR  CONVERTIBLE  NOTE  OFFERING IS
DEMANDING RESCISSION OF ITS $10 MILLION NOTE PURCHASE.

            On August 5, 2004,  we received a letter from the  purchaser  of $10 million of notes in our 5 1/2% $65  million  senior  convertible  note  offering demanding the immediate  rescission of its full note  purchase.  This  purchaser claims that the offering  circular  with  respect to these notes was  misleading because it failed to disclose the true status of the litigation settlement talks between  the  Cayuga  Nation  of New  York  and the  State  of New  York and the
existence of a competing  claim in the same lawsuit by the Seneca  Cayuga Tribe.
The purchaser  further claims that had these disclosures been timely made by us, the purchaser would not have participated in the note offering.  We believe that each of these claims is without merit and intend to vigorously defend any action that may be  brought  against  us with  respect  to the  rescission  of any note purchases by this purchaser.

THE  CONTINUING  DECLINE  IN THE  POPULARITY  OF  HORSE  RACING  AND  INCREASING
COMPETITION IN SIMULCASTING  COULD  ADVERSELY  IMPACT THE BUSINESS OF MONTICELLO
RACEWAY.

            Since the mid 1980s,  there has been a general decline in the number of  people  attending  and  wagering  at live  horse  races  at  North  American racetracks  due to a number of factors,  including  increased  competition  from other  forms of  gaming,  unwillingness  of  customers  to travel a  significant distance to racetracks and the increasing  availability  of off-track  wagering.
The declining  attendance at live horse racing events has prompted racetracks to rely increasingly on revenues from  inter-track,  off-track and account wagering markets. The industry-wide focus on inter-track,  off-track and account wagering markets has  increased  competition  among  racetracks  for outlets to simulcast their live races.  A  continued  decrease  in  attendance  at live events and in on-track  wagering,  as  well  as  increased  competition  in  the  inter-track, off-track and account wagering  markets,  could lead to a decrease in the amount wagered at Monticello Raceway.  Our business plan anticipates the possibility of
Monticello Raceway attracting new customers to its racetrack wagering operations through video gaming  machine  operations  and potential  casino  development in order to offset the general decline in raceway attendance.  However, even if the numerous  arrangements,  approvals and legislative  changes necessary for casino development  occur,  Monticello  Raceway may not be able to maintain  profitable operations.  Public tastes are unpredictable and subject to change.  Any decline in interest in horse racing or any change in public tastes may adversely  affect
Monticello  Raceway's  revenues  and,  therefore,  limit its  ability  to make a positive contribution to our results.

CERTAIN OF OUR STOCKHOLDERS MAY BE ENTITLED TO CERTAIN RESCISSION RIGHTS.

            There is a  possibility  that we offered and sold certain  shares of common stock in violation of Section 5 of the Securities  Act. As a result,  the purchasers  of such shares may be entitled to a number of remedies,  including a one year rescission  right with respect to any shares of common stock which have been improperly sold to them. Specifically,  the transactions in question relate to the sale of  approximately  174,000 shares of common stock from June 30, 2003 through September 2003, having an aggregate purchase price of approximately $1.1 million.  Such purchasers could be entitled to have the aggregate purchase price of such shares refunded by us, plus interest. We cannot assure investors that we have,  or  will  be  able  to  obtain,  capital  sufficient  to  fund  any  such repurchases, if required. If it becomes likely that a rescission offer will have to be made, we will have to adjust our financial  statements to reclassify up to approximately $1.1 million from stockholders' equity to a liability.

WE DEPEND ON OUR KEY PERSONNEL AND THE LOSS OF THEIR  SERVICES  WOULD  ADVERSELY
AFFECT OUR OPERATIONS.

            If we are unable to  maintain  our key  personnel  and  attract  new employees  with  high  levels of  expertise  in those  gaming  areas in which we propose  to  engage,  without  unreasonably  increasing  our  labor  costs,  the execution of our business  strategy may be hindered and our growth  limited.  We believe that our success is largely dependent on the continued employment of our senior management and the hiring of strategic key personnel at reasonable costs.
If any of our current  senior  managers  were unable or unwilling to continue in his or her present position, or we were unable to attract a sufficient number of qualified employees at reasonable rates, our business, results of operations and financial condition will be materially adversely affected.

RACEWAY OPERATIONS

            Monticello  Raceway  Management,  a wholly owned  subsidiary  of the
Company,  is a New  York  corporation  that  operates  Monticello  Raceway  (the
"Raceway"),  a harness horse racing  facility  located in Monticello,  New York.
Monticello Raceway Management held a leasehold interest in the property that the
Raceway is located on, which it purchased  from CDL, a related party on July 26,
2004 by exercising a purchase option under the lease.

            The Raceway began operation in 1958 and offers pari-mutuel  wagering and live harness racing throughout the year, along with year round  simulcasting from various harness and thoroughbred racetracks across the country.  Monticello
Raceway derives its revenue principally from (i) wagering at the Raceway on live races run at the Raceway;  (ii) fees from wagering at out-of-state  locations on races  simulcast  from the Raceway  using  export  simulcasting;  (iii)  revenue allocations,  as  prescribed  by law,  from  betting  activity at New York City,
Nassau and Catskill Off Track Betting  facilities  (certain of such revenues are shared with Yonkers Raceway based on a pro rata market share calculation updated monthly);  (iv)  wagering at the Raceway on races  broadcast  from  out-of-state racetracks using import simulcasting; and (v) admission fees, program and racing form  sales,  the  sale  of food  and  beverages  and  certain  other  ancillary activities.  The Raceway operation employs approximately 100 employees including management.  The operating results of the pari-mutuel  operation are reported in the  consolidated  results  of Empire  Resorts.  Monticello  Raceway  Management
recorded a $3.8  million loss for the six months  ending June 30, 2004.  The net loss was mainly  attributable  to the costs  associated with the start-up of the video  gaming  operation  and the lease  expense for the raceway  property.  The pari-mutuel operation in the past has usually generated a yearly profit although the first  quarter,  due to adverse  weather in the region  generally is not the most profitable first quarter reporting period.

The Monticello Raceway currently features:

           o   1,744 video lottery terminals;
           o   live harness horseracing;
           o   year-round  simulcast  pari-mutuel  wagering on thoroughbred  and harness horseracing from across the country;
           o   a 5,000-seat grandstand and a 100-seat clubhouse with retractable windows;
           o   parking spaces for 2,000 cars and 10 buses;
           o   a 350-seat buffet and food court with three outlets;
           o   a large  central  bar and an  additional  clubhouse  bar;  and
           o   an entertainment lounge with seating for 75 people.

MIGHTY M GAMING AT MONTICELLO RACEWAY

            A video gaming machine is an electronic gaming device that  allows a patron to play  electronic  versions of various  lottery  games of chance and is similar in appearance to a traditional  slot machine.  On October 31, 2001,  the
State of New York enacted a bill designating  seven racetracks across the state, including the Raceway,  to install and operate video gaming machines.  Under the program, the New York State Lottery made an in initial allocation of 1,800 video gaming machines to the Raceway. Construction contracts for these facilities were signed and work on the necessary  improvements  began in February  2004. On June
30, 2004, we began  operating  1,744 video gaming machines on 45,000 square feet of floor space at Monticello Raceway after completing  approximately $27 million of renovations to the facility. The video gaming operation employs approximately
350  employees.  The  operating  results of the video gaming  operation  will be reported in the consolidated  results of Empire Resorts.  Operating  results for the  pari-mutuel  and video gaming  operations will be recorded and evaluated by management separately.

            The New York State  Lottery's  video gaming  facility at  Monticello
Raceway is one of seven such facilities authorized in the State of New York. The
New York State Lottery  recently  reported that New York State's first two video gaming  machine  racetracks,  Saratoga  Gaming and  Raceway  and  Finger  Lakes,
reported combined revenue of $8.8 million through March 1, 2004. Saratoga opened on January 28th and reported  approximately $6.3 million in revenues or $139 per machine per day for its first 34 days. Finger Lakes opened on February 18th and, during the first 13 days,  reported  revenues of  approximately  $2.5 million or
$190 per  machine  per day.  While  these  figures  cover a short  duration  and significant  differences  exist  in the  market  areas  compared  to  Monticello
Raceway,   these  results  are  in  line  with  the  New  York  State  Lottery's expectations.  Additional  facilities at Vernon Downs, near Syracuse,  New York, and Buffalo Downs, near Buffalo, New York, are expected to open this year.

            The primary competition for Mighty M Gaming at Monticello Raceway is expected to be from two racetracks located within the New York City metropolitan area, Yonkers Raceway and Aqueduct Raceway. Both racetracks have announced plans to proceed with the program and  construction  of  facilities  has  commenced at
Aqueduct Raceway.  However,  the development program for Yonkers Raceway has yet to be finalized and construction at Aqueduct  Raceway was suspended  pending the resolution of certain legal issues.  In addition,  proposals  have been made for the  implementation  of a similar  program in New Jersey,  which would include a facility at the  Meadowlands  Racetrack.  A similar  program has  recently  been authorized in Pennsylvania.

            Two pending lawsuits,  Dalton v. Pataki and Karr v. Pataki,  seek to enjoin  the  State  of New  York  from  proceeding  with  video  gaming  machine operations or permitting the  construction  of any new Native  American  casinos within the State of New York. The trial court initially  dismissed both of these cases in May of 2003.  The  plaintiffs  filed an  appeal  of the  trial  court's dismissal.  On July 7, 2004, the Appellate  Division of the Supreme Court of the
State of New York  overturned  the trial  court's  dismissal  of  certain of the plaintiffs' claims in respect of video gaming machine operations. In overturning the trial court,  the Appellate  Division ruled that the legislation  permitting state sponsored video gaming machine  operations is  unconstitutional  under New
York law because such  legislation  provides  that a portion of the video gaming machine  vendor fees be  dedicated  to breeding  funds and  enhancing  purses in violation of a  constitutional  mandate that such moneys be applied  exclusively to, or in aid or support of, education in the State of New York. Notwithstanding this ruling,  the court  separately  held that video gaming  machines are valid, state operated  lotteries and, thus, fall within the exemption of lotteries from the general ban on gambling in the State of New York.  However, as the court was unable to  separate  its finding  that a video  gaming  machine is a  legitimate
"lottery"  from the  enacting  legislation  that it believes  unconstitutionally directs vendor fees toward breeding funds and enhancing  purses,  the court held the entire video gaming machine legislation to be unconstitutional.

            The  office  of the  Attorney  General  of the State of New York has
filed a notice of appeal with respect to the Appellate  Division's  invalidation of the video  gaming  machine  legislation.  This  notice  of  appeal  stays the appellate court's ruling while the State of New York proceeds to formally appeal the decision to the New York Court of Appeals, New York State's highest court, a process that we understand  could take 18 months or longer.  While the ruling is stayed,  we can  continue  to  operate  our video  gaming  machine  facility  at
Monticello  Raceway in a manner  consistent  with past  practices.  However,  no assurance  can be given that the Court of Appeals will  overrule  the  Appellate
Division and find the video gaming  machine  legislation  to be  constitutional.
Absent such a ruling, to continue video gaming operations at Monticello Raceway, we would need the New York state  legislature to modify the video gaming machine legislation  to  remove  the  provision  that  directs  certain  vendor  fees be dedicated toward breeding funds and enhancing purses. Again, no assurance can be given that if the State of New York loses its appeal on the constitutionality of
the  video  gaming  machine   legislation  that  the  State  of  New  York  will
subsequently enact the required corrective legislation.  Should the State of New
York  both  lose  its  appeal  and  fail to enact  corrective  legislation,  our operations  would be restricted  to the operation of Monticello  Raceway and our proposed management and development of a Native American casino.

CASINO DEVELOPMENT

            There are two significant  preconditions that must be met before the
Cayuga  Nation of New York can  operate  gaming at the Cayuga  Catskill  Resort.
First,  title to the  proposed  29 acre site must be  transferred  to the United
States and accepted into trust for the benefit of the Cayuga Nation of New York.
Second, the Cayuga Nation of New York must enter into a Class III gaming compact with the State of New York. Recent events bear favorably on the Cayuga Nation of
New York's ability to satisfy these requirements.

            On April 3,  2003,  the  Cayuga  Nation  of New  York,  a  federally recognized  Indian  Nation,  CDL and  certain of CDL's  affiliates,  including a subsidiary of the Company, entered into a series of agreements which provide for the development of a trust land casino adjacent to the Raceway. These agreements were  extended on June 25, 2004 to December 31, 2004.  In  furtherance  of these transactions, on April 10, 2003, these parties officially filed with the Eastern
Regional Office of the Bureau of Indian Affairs, an application  requesting that the Secretary of the Interior  acquire in trust on behalf of the Cayuga Nation a
29 acre parcel of land in Monticello,  New York to be used for gaming  purposes.
On April 27, 2004, the Eastern  Regional  Office ("ERO") of the Bureau of Indian
Affairs  ("BIA")  completed  its review of the plan by the Cayuga Nation and the
Company to build a $500 million  casino on a site  adjacent to the Raceway.  The
ERO  recommended  that a  finding  be made  that  the  project  was in the  best interests of the Cayuga Nation and not detrimental to the surrounding  community and  recommended  that the site be taken into to trust by the United States as a site for gaming activities. On June 10, 2004, the State of New York entered into a Memorandum  of  Understanding  with the Cayuga  Nation of New York pursuant to which the State of New York agreed to negotiate and enter into a gaming  compact with the Cayuga Nation of New York that will  authorize the Cayuga Nation of New
York to operate a full service casino at Monticello  Raceway once the subject 29 acres are taken into trust for the  benefit of the Cayuga  Nation of New York by the Bureau of Indian Affairs.  Final approval by the BIA and the National Indian
Gaming  Regulatory  Commission  are required in order for the Company to proceed with the project. As a result of the Company's recent consolidation  transaction with CDL, all of the  contracts  related to this  project  were  assigned to the
Company and the Company now owns 100% of all the CDL affiliates.

            On July 7, 2004, the Appellate  Division of the Supreme Court of the
State of New  York  upheld  the  trial  court's  validation  of the  legislation authorizing  the Governor of the State of New York to enter into gaming compacts with federally recognized Native American tribes to provide for Class III gaming on reservation  land within the State of New York. Such decision may be appealed to the highest court of New York,  the Court of Appeals,  which may reverse this determination by the Appellate Division. In the event of a reversal by the Court of Appeals,  we may not be able to proceed  with the  development  of the Cayuga
Catskill Resort.

MONTICELLO RACEWAY DEVELOPMENT

            Monticello  Raceway  Development  is a New  York  limited  liability company with the exclusive right to design,  engineer,  develop,  construct, and furnish a Class III  Gaming  facility  that will be  developed  on 29 of the 232 acres of land at the  Monticello  Raceway in  Monticello,  New York.  Monticello
Raceway  Development  also has the exclusive  right to develop the remaining 200 acres of land to provide for activities  supportive of gaming,  such as lodging, food service and retail.  Monticello Raceway Developments  operating results are reported in the  consolidated  results of Empire  Resorts.  The first  reporting period  reflected in Empire Resorts  consolidated  results was the period ending
March 31, 2004.

            On April 3, 2003,  Monticello  Raceway  Development  entered  into a gaming facility  development and  construction  agreement with the Cayuga Gaming
Authority  and the  Cayuga  Nation of New  York,  pursuant  to which the  Cayuga
Catskill Gaming Authority granted Monticello  Raceway  Development the exclusive right to design,  engineer,  construct,  furnish and develop the Cayuga Catskill
Resort, and Monticello  Raceway  Development agreed to help arrange financing of the  project.  In  exchange  for these  services,  the  Cayuga  Catskill  Gaming
Authority has agreed to pay  Monticello  Raceway  Development a development  fee equal to 5% of the first $505 million of the project's costs, payable monthly as the project costs are incurred. However, the Cayuga Catskill Gaming Authority is entitled  to  retain  10% of such  development  fees  until the  project  is 50%
completed and then 5% until the project is completed.  On the  completion  date, the Cayuga  Catskill  Gaming  Authority  is required to pay  Monticello  Raceway
Development these retained fees. Additionally, Monticello Raceway Development is authorized $10 million for reimbursement of all pre-development and construction costs  incurred in connection  with those 29 acres from the Cayuga Nation of New
York.

            Monticello  Raceway  Development,  in connection with its gaming and development activities,  capitalizes certain legal,  architectural,  engineering and  environmental  study fees, as well as other costs  directly  related to the gaming license and  development of the real estate.  During the six months ended
June 30, 2004,  Monticello Raceway  Development  capitalized  approximately $3.2 million of additional costs associated with the casino development project. When operations of the casino  commence the costs will be  systematically  recognized over a determinable period. At June 30, 2004, Monticello Raceway Development did not employ any full-time  employees.  The management contract for the trust land casino is expected to  generate  approximately  $30 million in revenue the first year of the contract.  We are currently  evaluating  our available  deferred tax asset to utilize  when this  revenue  becomes  realizable.  The deadline for the effectiveness  of such  agreement  was extended on June 25, 2004 to December 31,
2004.

MONTICELLO CASINO MANAGEMENT

            Monticello  Casino  Management was formed by us and CDL in July 2000 for the stated purpose of managing the operations of a casino and related gaming activities on those 29 acres of land subject to Monticello Raceway  Management's land purchase option.

            On April 3, 2003, Monticello Casino Management entered into a gaming facility management  agreement with the Cayuga Nation of New York and the Cayuga
Catskill Gaming Authority,  an  instrumentality of the Cayuga Nation of New York which was formed to develop and  conduct  gaming  operations  on the 29 acres of land subject to  Monticello  Raceway  Management's  land  purchase  option.  The deadline for the  effectiveness  of such agreement was extended on June 25, 2004 to December 31, 2004. Under this agreement, the Cayuga Catskill Gaming Authority retained  Monticello  Casino  Management  to  manage  all  casino  style  gaming activities, other than horserace wagering, that may be conducted on the land for seven years commencing upon the National Indian Gaming Commission's  approval of the agreement. Monticello Casino Management has also been retained to manage all lawful  commercial  activities  on the land  related to gaming such as automatic teller machines, food service,  lodging and retail. At the same time, Monticello
Casino  Management  has agreed to assist the Cayuga  Catskill  Gaming  Authority
obtain  financing  for  the  gaming   enterprise  and  all  related   commercial
activities.  In exchange for these  services,  Monticello  Casino  Management is entitled to receive a management  fee equal to 35% of the net  revenues  derived from the operations it manages.  Monticello Casino Management is entitled to pay itself  its  management  fee on or before the 25th day of each  calendar  month.
However,  before  Monticello  Casino  Management can pay itself its fee, it must first  pay  to  the  Cayuga  Catskill  Gaming  Authority  a  minimum  return  of approximately $516,000 per month.

      The Cayuga Catskill Resort is expected to feature:

      o    160,000  square feet of gaming space with 3,000 slot machines and 200 table games, with sufficient space to accommodate an additional 1,000 slot machines;
      o    separate bingo and poker areas;
      o    nine restaurants, including a buffet;
      o    several bars and a nightclub;
      o    5,000 parking  spaces,  including  4,200  covered  spaces all located directly underneath or adjacent to the casino;
      o    an enclosed retail corridor connected to Monticello Raceway;
      o    a central entertainment lounge; and
      o    a 40,000 square foot multi-function room.

            Monticello Casino  Management's  financial results will be reflected in the  consolidated  results of Empire  Resorts.  At June 30, 2004,  Monticello
Casino Management did not have any full-time employees or any operations.

COMPETITIVE ADVANTAGES

            We believe that the  Monticello  Raceway is uniquely  situated to be successful  for  enhanced  gaming  operations  as the site is less than 90 miles northwest  of New York City,  making it a shorter  trip from the  nation's  most populous  metropolitan  area than either  Atlantic  City or any regional  Native
American casino,  including  Foxwoods and Mohegun Sun in Connecticut.  There are
approximately  one million  adults living within 50 miles of Monticello  Raceway and  approximately  18.4 million  adults  living  within 100 miles of Monticello
Raceway with an average  household income of approximately  $76,000.  Monticello
Raceway is  directly  adjacent  to Highway  17, has highly  visible  signage and convenient  access  and is less  than  1,000  feet  from the  highway.  There is currently no direct  competition for our video gaming machine  operations within
85 miles of  Monticello  Raceway.  Furthermore,  while a number  of  prospective competitors  have expressed  interest in sponsoring  the  development of another
Native  American  casino in the  Monticello,  New York area, we believe that our site's  ease of access,  our  ability  to offer  horse  racing and video  gaming machines in addition to regular casino gambling,  and our belief that we and our partners are further  along in the  regulatory  approval  process than any other competitor, can provide us with a competitive advantage.

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

           REVENUE  AND  EXPENSE  RECOGNITION.  Gaming  revenues  represent  (i)
revenues  from  pari-mutual  wagering  (ii) the net win from VGMs (iii) food and beverage sales and other  miscellaneous  income. The Company recognizes revenues from pari-mutual  wagering earned from live harness racing and simulcast signals from  other  tracks at the end of each  racing day and are  reflected  at gross, before  deductions  of such  related  expenses  as purses,  stakes  and  awards.
Revenues from the video lottery  operations is the difference between the amount wagered by bettors  and the amount paid out to betters and is referred to as the net win.  Operating  costs  include (i) the  amounts  paid to the New York State
Lottery for the State's  share of the net win (ii)  amounts due to the  Horsemen and  Breeder's  for  their  share of the net win and (iii)  for  harness  racing purses,  stakes and  awards.  Also  included  in  operating  costs are the costs associated with the sale of food, beverage and other miscellaneous items.

           The Company currently has a point loyalty program (Player's Club) for its video  lottery  customers,  which  allows them to earn  points  based on the volume of their video lottery  activity.  The points can be redeemed for various services and merchandise throughout the gaming facility. The Company records the points as an expense when they are redeemed by the customers.  At June 30, 2004,
VGM operations  had been conducted for only one day and the potential  liability for redeeming points outstanding was immaterial.

            ACCOUNTS RECEIVABLE.  Accounts receivable are reported at the amount outstanding.  Management expects to collect the entire amount and,  accordingly, has determined  that no allowance is required at June 30, 2004. The Company,  in the  normal  course of  business,  settles  wagers for other  racetracks  and is potentially  exposed to credit  risk.  These  wagers are  included  in  accounts receivable.

            DEFERRED DEVELOPMENT COSTS. Deferred development costs are stated at cost. The Company  capitalizes  certain costs  directly  related to an agreement with the Cayuga Nation to obtain a gaming license.  These  capitalized costs are periodically reviewed for impairment.

            GAMING LICENSE AND DEVELOPMENT  COSTS. In connection with its gaming
and   development   activities,   the   Company   capitalizes   certain   legal,
architectural,  engineering and environmental study fees, as well as other costs directly related to the gaming license and development of the real estate. These capitalized costs are periodically reviewed for impairment.

            STOCK-BASED   COMPENSATION.   In  December  2002,  the  FASB  issued
Statements of Financial Accounting Standards No. 148 "Accounting for Stock-Based
Compensation--Transition  and  Disclosure--an  amendment of FASB  Statement  No.
123". This Statement amends FASB Statement No. 123,  "Accounting for Stock-Based
Compensation",  to provide  alternative  methods of  transition  for a voluntary change to the fair value based method of  accounting  for  stock-based  employee compensation.  In addition, this Statement amends the disclosure requirements of
Statement  123 to require  prominent  disclosures  in both  annual  and  interim financial  statements  about the method of accounting for  stock-based  employee compensation  and the effect of the method used on reported  results.  Effective
January 1, 2003 the Company adopted this standard and will report the fair value recognition provisions on a prospective basis.

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

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

    The  operations  of the Company  during the three months ended June 30, 2004 and 2003 were not similar due to the merger with  Catskill  Development  and its subsidiaries.

    REVENUES.  Revenues  increased  approximately  $104,000,  or  4.1%,  to $2.7 million  for the quarter  ended June 30, 2004 from $2.6  million for the quarter ended  June 30,  2003.  The  increase  was due to the one day of VGM  revenue of approximately $310,000, offset by a decrease in racing revenue during the second quarter.

    OPERATING  COSTS.  Operating costs increased  approximately  $2.6 million to
$4.0 million for the quarter ended June 30, 2004 from $1.4 for the quarter ended
June 30, 2003.  This increase in operating costs was due to the lease expense on the Raceway  facility of $450,000 and the costs  associated with the start up of the VGM operation.

    SELLING,  GENERAL AND  ADMINISTRATIVE.  Selling,  General and Administrative
expenses  increased to approximately  $3.1 million in the second quarter of 2004 from $1.6 million in 2003, substantially as a result of stock-based compensation of  approximately  $850,000 and the start up costs associated with the new video gaming operations.

    DEPRECIATION AND  AMORTIZATION.  Depreciation  and amortization  expense was approximately  $14,000 and $174,000  respectively for the periods ended June 30,
2004 and 2003. This variance was due to Catskill  Development's  depreciation of property and equipment which were not acquired in the merger with CDL.

    SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

    The  operations of the Company during the six months ended June 30, 2004 and
2003 were not  similar  due to the  merger  with  Catskill  Development  and its subsidiaries.

    REVENUES.  Revenues  increased  approximately  $333,000,  or  7.0%,  to $5.2 million  for the six months  ended June 30,  2004 from $4.8  million for the six months ended June 30,  2003.  The increase was due to the one day of VGM revenue of approximately $310,000.

    OPERATING  COSTS.  Operating costs increased  approximately  $4.1 million to
$6.9 million for the six months ended June 30, 2004 from $2.7 for the six months ended June 30,  2003.  This  increase  in  operating  costs was due to the lease expense on the Raceway of $900,000 and the cost  associated with the start up of the VGM operations.

    SELLING,  GENERAL AND  ADMINISTRATIVE.  Selling,  General and Administrative
expenses  increased to approximately  $6.1 million for the six months ended June
30, 2004 from $2.8  million in 2003,  substantially  as a result of  stock-based compensation  of  approximately  $1.9 million and the start up costs  associated with new VGM operations.

    DEPRECIATION AND  AMORTIZATION.  Depreciation  and amortization  expense was approximately  $20,000 and $348,000  respectively  for six months ended June 30,
2004 and 2003. This variance was due to Catskill  Development's  depreciation of property and equipment which were not acquired in the merger with CDL.

LIQUIDITY AND CAPITAL RESOURCES

            Net cash used in operating  activities  during the six months ending
June 30, 2004 totaled $5.3 million,  which is primarily  attributable to the net loss for the  period.  The  start up costs  associated  with the VGM  operation;
including the increased  payroll for new employees was a significant  factor for the increase in net loss.

            Net cash  used in  investing  activities  in during  the six  months ending  June 30, 2004  totaled  $17.0  million,  consisting  primarily  of $15.1 million in purchases of property and equipment,  and approximately  $1.8 million in costs associated with the casino development project.

            Net cash  provided  by  financing  activities  during the six months ending June 30, 2004 totaled $24.7 million,  which is primarily  attributable to the $30.4  million  received  from the proceeds of the sale of stock through the private placement less stock issuance expenses of $2.3 million and the repayment of the $3.5 million note issued to The Berkshire Bank.

            To  prepare  the  property  at the  Monticello  Raceway  for the VGM operations,  the Company has contractual obligations relating to construction of the VGM renovations of approximately $23 million. The balance outstanding of the original contract was approximately $11 million at June 30, 2004.

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

            On April 29, 2004 the Company in settlement of all unpaid  dividends from the first  quarter  of 2004,  due April 1, 2004 on its  Series B  Preferred
shares,  paid  $30,000 in cash,  and on June 11,  2004 issued  16,074  shares of common stock in settlement  of all  outstanding  dividends  from the year ending
December 31, 2003. The 16,074 shares were valued at  approximately  $210,000 and recorded in the period ended June 30, 2004.

            On  July  16,  2004,  the  Company  priced  $65  million  of 5  1/2%
Convertible Senior Notes guaranteed by its material subsidiaries and convertible into 4,727,000 shares of common stock with a conversion price of $13.75, subject to  adjustment to a price of not less than $12.56 in certain  events.  The notes were issued on July 23, 2004 with a maturity date of July 31, 2014.  The Company will make interest payments semi-annually. The company used part of the offering proceeds to acquire 232 acres of land and buildings at the Monticello Raceway in
Monticello, New York, to repay certain indebtedness,  to complete renovations at the Monticello Raceway, to fund certain development costs in connection with the
Cayuga Catskill Resort and for general corporate  purposes.  The purchase of the
232 acres effectively terminates the lease with CDL, a related party.

            On July 26, 2004,  approximately  $5.3 million of proceeds  from the
Convertible Senior Notes was expended to pay in full the obligation of the notes payable and accrued interest to Bryanston Group and Beatrice Tollman.

            On July 26,  2004,  approximately  $38 million of proceeds  from the
Convertible  Senior  Notes was  expended to pay in full the  obligations  of the
Ground  Lease and  accrued  interest  in  addition  to the  purchase  the leased property.  Purchase of the land will allow the company to benefit  from  certain real estate tax credits  resulting from its recent investment in improvements on the land.

IMPACT OF INFLATION

            The  Company's  results are  affected by the impact of  inflation on operating costs.  Historically,  the Company has used cost containment  programs and improved  operating  efficiencies to offset the otherwise negative impact of inflation on its operations.

ITEM 3. CONTROLS AND PROCEDURES

            The  Company's   management  is  responsible  for  establishing  and
maintaining a system of disclosure  controls and  procedures (as defined in Rule
13a-15 and  15d-15  under the  Securities  Exchange  Act of 1934 (the  "Exchange
Act"))  designed to ensure that  information  required  to be  disclosed  by the
Company  in the  reports  that it files or  submits  under the  Exchange  Act is recorded, processed,  summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation,  controls and procedures designed to ensure that  information  required to be  disclosed  by an issuer in the reports that it files or submits under the Act is accumulated  and  communicated  to the issuer's  management,  including its principal executive officer or officers and
principal   financial  officer  or  officers,   or  persons  performing  similar
functions,   as  appropriate  to  allow  timely  decisions   regarding  required
disclosure.

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

            No change  occurred in the Company's  internal  controls  concerning financial  reporting during the second quarter of the fiscal year ended December
31, 2004 that has  materially  effected,  or is reasonably  likely to materially effect the Company's internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            The Monticello Harness  Horsemen's  Association,  Inc.  ("Horsemen",
"Horsemen's   Association")  has  brought  actions  against  Monticello  Raceway
Management and an Officer of one of the Company's subsidiaries.

            One of the actions seeks the sum of approximately $1.6 million to be credited  to the  Horsemen's  purse  account,  and an  additional  $4 million in punitive  damages.  Another case is questioning a racing series that purportedly violated the contract with Monticello Raceway Management.

            Another,  seeks monetary damages of approximately  $500,000,  claims that certain monies  (approximately  $80,000) which should have been used solely for "overnight  purses" were expended by the raceway for a special racing series known as the William  Sullivan Pacing Series,  that management has not increased purses to the Horsemen for overnight  racing as requested by the  Horsemen,  and that management is improperly  holding up  approximately  $400,000 in an account that is  earmarked  for  payment of purses at such time as  management  deems it appropriate. A second action seeks approximately $2 million in damages, claiming that  management  has withheld  various  simulcasting  and OTB revenues from the
Horsemen's  purse  account  and  deducted  various   unauthorized   simulcasting
expenses.  Management has responded  vigorously to this  litigation,  and at the same time will seek,  if  possible,  to resolve  these  issues in the context of contract negotiations with the Horsemen's Association that are ongoing.

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

            The Company's ability to participate in New York's VGM program or to help develop and manage a Native American casino in conjunction  with the Cayuga
Nation of New York could be hampered  by the  outcome of two  pending  lawsuits,
Dalton v. Pataki and Karr v.  Pataki,  that seek to enjoin the State of New York from proceeding  with the VGM program or permitting the  construction of any new
Native American casinos within the State of New York's borders.  The trial court initially  dismissed both of these cases in May of 2003. The plaintiffs filed an appeal of the trial court's  dismissal.  On July 7, 2004, the Appellate Division of the  Supreme  Court of the State of New York  overturned  the  trial  court's dismissal  of certain  of the  plaintiffs'  claims in  respect  of video  gaming machine operations. In overturning the trial court, the Appellate Division ruled that the legislation  permitting state sponsored video gaming machine operations is unconstitutional  under New York law because such legislation provides that a portion of the video gaming  machine  vendor fees be dedicated to breeding funds and enhancing purses in violation of a  constitutional  mandate that such moneys be applied  exclusively  to, or in aid or support of,  education in the State of
New York. The office of the Attorney  General of the State of New York has filed a notice of appeal with respect to the Appellate Division's  invalidation of the video  gaming  machine  legislation.  Should the State of New York both lose its appeal  and  fail to  enact  corrective  legislation,  our  operations  would be restricted to the operation of  Monticello  Raceway and our proposed  management and development of a Native American casino. Moreover, the continuation of these lawsuits,  even prior to a definitive  ruling on the merits of the cases,  could hamper  fundraising  efforts  for the Cayuga  Monticello  Resort  and  otherwise adversely affect the implementation of the Company's business plan, as investors might be  reluctant to invest given the  uncertainty  that such a holding  would create.

            On July 7,  2004,  the  Appellate  Division  of the New  York  State
Supreme Court Court issued an opinion in the appeal of the cases challenging the legislation authorizing the VGM program and Native American Casinos. The opinion affirmed  the  decision  of lower court to uphold the  constitutionality  of the provisions of the law that authorized  expanded Native American casino gaming in
New York State and found that it was consistent with New York and federal laws.

            The Appellate  Division also ruled that the  legislation  permitting state sponsored video gaming machine  operations is  unconstitutional  under New
York law because such  legislation  provides  that a portion of the video gaming machine  vendor fees be  dedicated  to breeding  funds and  enhancing  purses in violation of a  constitutional  mandate that such moneys be applied  exclusively to, or in aid or support of,  education in the State of New York.  We expect the
State of New York to promptly appeal this ruling under procedures that will stay the decision  and allow us to continue  operating  video gaming  machines at the
Raceway.  However,  there  can be no  assurance  that the State of New York will ultimately prevail or, alternatively,  that the authorizing  legislation will be amended in order for it to be constitutional.  If the appellate court's findings are  ultimately  upheld  and the  state  legislature  fails to enact  corrective legislation,  we would be  forced to close our  video  gaming  machines  and our operations would be limited to the pari-mutuel operations of the Raceway and the proposed development and management of the Cayuga Catskill Resort.

OPERATING ENVIRONMENT

            We are a party from time to time to various other legal actions that have arisen in the normal course of business.  In the opinion of our management, the  resolution  of these  other  matters  will not have a material  and adverse effect on the  consolidated  financial  position,  results of operations or cash flows.

ITEM 2. CHANGES IN  SECURITIES  AND SMALL  BUSINESS  ISSUER  PURCHASES OF EQUITY
        SECURITIES

            On May 20, 2004, the Company issued 109,500 incentive options with a strike  price of $14.25 to various  employees.  The option  issuance  provided a variety of vesting schedules,  including half immediately and half the following year,  33% each year over three years  starting at the date of issuance and, 33%
each year over three years starting after one year. All options expire ten years from the date of grant.  On the date of issuance  33,333 options were vested and the expense recognized. The expense associated with this grant was approximately
$569,000.

            On April 29, 2004, the Company in settlement of all unpaid dividends due April 1, 2004 on the Series B Preferred shares, paid $30,000 in cash, and on
June 11,  2004  issued  16,074  shares  of  common  stock in  settlement  of all outstanding  dividends from the year ending December 31, 2003. The 16,074 shares were valued at $210,000.

            During the three  months  ended June 30, 2004 the  Company  received approximately $85,000 of proceeds from the exercising of options.

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

            (c) The second  order of business  was to  consider  and vote upon a proposal to adopt the  Company's  2004 stock option plan,  which passed based upon the following tabulations of votes.

             FOR                       AGAINST             WITHHELD
             ---                       -------             --------
             13,614,566                 69,374              13,047

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

      4.1   Indenture  dated as of July 26, 2004 among the Company,  The Bank of
            New York and the Guarantors named therein.
     10.1   Security  Agreement dated as of July 26, 2004 the Company,  The Bank of New York and the Guarantors named therein.
     10.2   Pledge Agreement dated as of July 26, 2004 the Company,  The Bank of
            New York and the Guarantors named therein.
     10.3   Registration Rights Agreement dated as of July 26, 2004 the Company, the Guarantors named therein and Jefferies & Company, Inc.

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
     32.2   Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)   Reports on Form 8-K

            (1) Our Current Report on Form 8-K dated July 27, 2004;

            (2) Our Current Report on Form 8-K dated July 21, 2004;

            (3) Our Current Report on Form 8-K dated July 20, 2004;

            (4) Our Current Report on Form 8-K dated July 9, 2004;

            (5) Our Current Report on Form 8-K dated June 30,2004;

            (6) Our Current Report on Form 8-K dated June 11,2004;

            (7) Our Current Report on Form 8-K dated May 4, 2004;

            (8) Our Current Report on Form 8-K dated April 21, 2004.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                                   SIGNATURES

      In  accordance  with the  requirements  of the Exchange  Act of 1934,  the registrant  caused  this  report to be signed on its behalf by the  undersigned, thereunto duly authorized.

Dated: August 16, 2004                        /s/ Robert A. Berman
                                              --------------------
                                              Robert A. Berman
                                              Chief Executive Officer

Dated:  August 16, 2004                      /s/ Scott A. Kaniewski
                                             ----------------------
                                             Scott A. Kaniewski
                                             Chief Financial Officer

