Form 10QSB
period 2004-09-30
EMPIRE RESORTS INC
filed 2004-11-15
CIK 906780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly  report under Section 13 or 15(d) of the Securities  Exchange Act of 1934

     For the quarterly period ended September 30, 2004

[ ]  Transition  report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check  whether the issuer (1) filed all reports  required to be filed by section
13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been
subject to such filing requirements for the past 90 days.      Yes  X   No
                                                                   ---

     The number of shares outstanding of issuer's classes of common stock, as of
November 15, 2004 was 26,075,242.

Transitional Small Business Disclosure Format (check one):     Yes       No  X
                                                                            ---

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                                      INDEX

PART I                         FINANCIAL INFORMATION                    PAGE NO.

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet as of September 30, 2004....     3

         Condensed Consolidated Statements of Operations for the three
            and nine months Ended September 30, 2004 and 2003.............     4

         Condensed Consolidated Statements of Cash Flows for the nine
            months ended September 30, 2004 and 2003......................     5

         Notes to Condensed Consolidated Financial Statements.............  6-22

Item 2.  Management's Discussion and Analysis or Plan of Operation........ 22-29

Item 3.  Controls and Procedures..........................................    30

PART II                        OTHER INFORMATION

                                     PART I
                          ITEM 1. FINANCIAL INFORMATION

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         ASSETS

Current assets:
     Cash and cash equivalents                                         $ 14,190
     Restricted cash                                                        115
     Accounts receivable                                                    779
     Prepaid expenses and other current assets                            1,097
                                                                       --------
           Total current assets                                          16,181

Property and equipment, net                                              31,464
Advances- Tribal Gaming Authorities                                         540
Deferred financing costs, net of accumulated
       amortization of $56                                                3,040
Deferred development costs                                                3,890
Gaming license and development costs                                      6,252
                                                                       --------
Total assets                                                           $ 61,367
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                      2,995
    Construction costs payable                                            2,714
    Accrued expenses and other current liabilities                        3,480
                                                                       --------
       Total current liabilities                                          9,189

Senior convertible notes                                                 65,000
                                                                       --------
Total liabilities                                                        74,189
                                                                       --------

Stockholders' deficit:
     Common stock, $.01 par value, 75,000 shares
        authorized, 26,075 issued and outstanding                           261
     Preferred stock, 5,000 shares authorized
         $.01 par value;
                 Series B, 44 issued and outstanding                         --
                 Series E, $10.00 redemption value, 1,731
                      issued and outstanding                              6,855
     Additional paid in capital                                          14,521
     Accumulated deficit                                                (34,459)
                                                                       --------
       Total stockholders' deficit                                      (12,822)
                                                                       --------
Total liabilities and stockholders' deficit                            $ 61,367
                                                                       ========

     See accompanying notes to condensed consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                   2004          2003          2004          2003
                                                --------      --------      --------      --------

Revenues                                        $ 21,914      $  2,641      $ 27,079      $  7,473
                                                --------      --------      --------      --------

Expenses:
   Operating costs                                20,789         1,488        27,645         4,209
   Selling, general and administrative             1,688           956         7,740         3,764
   Depreciation and amortization                     316           178           336           526
   Amortization of deferred financing costs           56            --           300            --
   Interest expense, net                             598           166           870           497
                                                --------      --------      --------      --------
            Total expenses                        23,447         2,788        36,891         8,996
                                                --------      --------      --------      --------

Net loss                                          (1,533)         (147)       (9,812)       (1,523)
Dividends paid on preferred stock                     --            --            30            --
Cumulative undeclared dividends
     on preferred stock                              388            --         1,122            --
                                                --------      --------      --------      --------
Net loss applicable to common shares            $ (1,921)     $   (147)     $(10,964)     $ (1,523)
                                                ========      ========      ========      ========
Weighted average common shares
     outstanding, basic and diluted               26,075        18,219        24,905        18,219
                                                ========      ========      ========      ========

Loss per common share, basic and diluted        $  (0.07)     $  (0.01)     $  (0.44)     $  (0.08)
                                                ========      ========      ========      ========

     See accompanying notes to condensed consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             2004          2003
                                                                          --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $ (9,812)     $ (1,523)
  Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                                           336           526
       Amortization of deferred financing costs                                300            --
       Accrued interest                                                         --           499
       Stock-based compensation                                              2,227            --
     Changes in operating assets and liabilities:
       Restricted cash                                                           7           (95)
       Accounts receivable, net                                                (20)          427
       Prepaid expenses and other current assets                              (843)           34
       Accounts payable                                                     (2,353)          633
       Accrued expenses and other current liabilities                        2,493           453
                                                                          --------      --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         (7,665)          954
                                                                          --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                 (27,959)         (526)
       Cash acquired from acquisition                                           18            --
       Advances- Tribal Gaming Authorities                                    (155)           --
       Gaming license and development costs                                 (2,086)       (1,577)
                                                                          --------      --------

NET CASH USED IN INVESTING ACTIVITIES                                      (30,182)       (2,103)
                                                                          --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of stock                                            30,375            --
     Proceeds from exercise of stock options and warrants                      119            --
     Stock issuance expenses                                                (2,317)           --
     Proceeds from issuance of senior convertible notes                     62,218            --
     Excess of market value over carrying value of  property
       and equipment purchased                                             (30,825)           --
     Repayment of promissory notes                                          (5,073)           --
     Repayment of note payable, bank                                        (3,470)           --
     Deferred financing costs                                                 (314)           --
     Preferred stock dividends paid                                            (30)           --
     Members' capital contributions                                            ---         1,314
                                                                          --------      --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   50,683         1,314
                                                                          --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   12,836           165

CASH AND CASH EQUIVALENTS, beginning of period                               1,354           644
                                                                          --------      --------

CASH AND CASH EQUIVALENTS, end of period                                  $ 14,190      $    809
                                                                          ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest during the period                             $    319      $    503

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of promissory note and redemption of common stock           $  5,073      $     --
     Accrued construction costs                                           $  2,714      $     --
     Common stock issued in settlement of preferred stock dividend        $    210      $     --
     Common stock issued for development costs                            $  1,450      $     --
     Common stock issued in settlement of accounts payable                $     --      $    281
     Deferred financing costs of senior convertible notes                 $  2,782      $     --

     See accompanying notes to condensed consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

BASIS FOR PRESENTATION

          The unaudited Condensed Consolidated Balance Sheet as of September 30,
2004,  the unaudited  Condensed  Consolidated  Statements of Operations  for the
three and nine  months  ended  September  30, 2004 and the  unaudited  Condensed
Consolidated  Statement  of Cash Flows for the nine months ended  September  30,
2004 include the accounts of Empire Resorts, Inc ("Empire" or "the Company") and
certain of the assets and liabilities of Catskill  Development,  L.L.C. ("CDL"), which were merged into the Company effective January 12, 2004. The operations of
CDL for the period  January 1, 2004  through  January 11,  2004,  which were not
significant,   have  been  included  in  the  unaudited  Condensed  Consolidated
Statements of Operations for the three and nine months ended  September 30, 2004 and Cash Flows for the nine months  ended  September  30, 2004.  For  accounting purposes,  CDL is deemed to have been the  acquirer in the merger.  Accordingly, the comparative  unaudited Condensed  Consolidated  Statements of Operations for
the three and nine months ended  September  30, 2003 and Cash Flows for the nine months ended  September 30, 2003  represent the accounts of CDL only. The assets that were not  transferred  through  the merger  were  leased to the Company and subsequently  purchased on July 26, 2004 from CDL, a related  party and recorded at CDL's carrying value.

          Although  Empire was the legal  survivor in the merger and remains the registrant  with  the  Securities  and  Exchange  Commission,  under  accounting principles generally accepted in the United States, the merger was accounted for as a reverse  acquisition,  whereby CDL was  considered the "acquirer" of Empire for financial  reporting  purposes as CDL's members  controlled more than 50% of the post  transaction  combined  company.  Among other  matters,  reverse merger accounting  requires  Empire to present in all  financial  statements  and other public information filings, prior historical and other information of CDL, and a retroactive  restatement  of CDL  historical  shareholders  investment  for  the equivalent number of shares of common stock received in the merger. Accordingly, the  accompanying  consolidated  financial  statements  present  the  results of operations  of CDL for the three and nine months  ended  September  30, 2003 and reflect  the  acquisition  of Empire as of January  1, 2004  under the  purchase method of  accounting.  Subsequent  to January 1, 2004,  the  operations  of the
Company reflect the combined operations of the former Empire and CDL.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting  principles generally accepted in the
United States of America  ("GAAP") and with the  requirements of Form 10-QSB and
Regulation  S-B as applicable  to interim  financial  information  and following other requirements of the Securities and Exchange Commission ("SEC") for interim reporting.  Accordingly,  the unaudited consolidated financial statements do not include all of the  information  and footnotes  normally  required by accounting principles  generally  accepted  in the United  States of America  for  complete financial  statements.  In the opinion of  management,  all normal and recurring adjustments and accruals considered  necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September
30, 2004 are not necessarily  indicative of the results that may be expected for the year ended December 31, 2004.

          For  further  information,  refer  to  the  financial  statements  and footnotes thereto included in the Company's annual  shareholders' report on Form
10-KSB for the year ended December 31, 2003.

NOTE A. NATURE OF BUSINESS

          Empire was organized as a Delaware  corporation on March 19, 1993, and since that time has served as a holding company for various subsidiaries engaged in the ownership,  development and operation of gaming  facilities.  The Company incorporated  under the name Alpha Hospitality  Corporation and changed its name to Empire Resorts,  Inc. in May, 2003.  During the past three years, the Company has concentrated on developing  gaming  operations in New York State. As part of this effort, the Company has divested itself of various ancillary  interests and terminated certain unprofitable operations.

          Through  its   subsidiaries,   the   Company   intends  to  develop  a
multi-dimensional  gaming resort in  Monticello,  New York that  includes  horse racing,  VGMs and a $500  million  Native  American  casino  entitled the Cayuga
Catskill Resort and other gaming and non-gaming resort  development,  to include the development of Class III gaming facilities both within and outside the State of New York, and Sullivan County. The Company also continues to explore numerous other possible development projects.

          The Company operates through three principal subsidiaries,  Monticello
Raceway Management,  Inc. ("Monticello Raceway  Management"),  Monticello Casino
Management,   LLC  ("Monticello   Casino  Management")  and  Monticello  Raceway
Development  Company, LLC ("Monticello Raceway  Development").  Currently,  only
Monticello Raceway Management  generates revenue, as the operations of the other two  subsidiaries  are contingent  upon the receipt of certain federal and state regulatory approvals.

RACEWAY OPERATIONS

          Monticello  Raceway  Management,  a wholly owned subsidiary,  is a New
York corporation  that operates  Monticello  Raceway (the "Raceway"),  a harness horse racing  facility  located in  Monticello,  New York,  and held a leasehold interest in the surrounding property that it subsequently  purchased on July 26,
2004 from CDL, a related party, and recorded at CDL's carrying value.

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

MIGHTY M GAMING AT MONTICELLO RACEWAY

          A video gaming  machine  ("VGM") is an electronic  gaming device which allows a patron to play  electronic  versions of various lottery games of chance and is similar in appearance to a traditional slot machine. On October 31, 2001, the State of New York enacted a bill designating seven racetracks, including the
Raceway,  to install and operate  VGMs.  Under the  program,  the New York State
Lottery made an initial  allocation  of 1,800 VGM's to the Raceway.  On June 30,
2004,  Monticello Raceway Management began operating 1,744 VGMs on 45,000 square feet of floor space at the Raceway after completing approximately $24 million of renovations to the facility.

CASINO DEVELOPMENT

          On  April 3,  2003,  the  Cayuga  Nation  of New  York,  (the  "Cayuga
Nation"),  a  federally  recognized  Indian  Nation,  CDL and  certain  of CDL's affiliates,  including a  subsidiary  of the  Company,  entered into a series of agreements  which provide for the development of a trust land casino adjacent to the Raceway.  These  agreements  were  extended on June 25, 2004 to December 31,
2004. In furtherance  of these  transactions,  on April 10, 2003,  these parties filed  with the  Eastern  Regional  Office of the  Bureau of Indian  Affairs  an
application  requesting  that the Secretary of the Interior  acquire in trust on behalf of the Cayuga Nation a 29 acre parcel of land in Monticello,  New York to be used for gaming  purposes.  On April 27, 2004,  the Eastern  Regional  Office
("ERO") of the Bureau of Indian Affairs ("BIA") completed its review of the plan by the Cayuga Nation and the Company to build a $500 million  casino on these 29 acres.  The ERO  recommended  that a finding be made that the project was in the best  interests  of the Cayuga  Nation and not  detrimental  to the  surrounding community  and  recommended  that the 29 acre  site be taken  into  trust by the
United States as a site for gaming activities.

          There are two  significant  preconditions  that must be met before the
Cayuga Nation can operate gaming on this 29 acre site. First,  title to the land must be transferred to the United States and accepted into trust for the benefit of the Cayuga  Nation.  Second,  the Cayuga  Nation  must enter into a Class III gaming  compact with the State of New York. On June 10, 2004, the Company issued a press release  announcing  the Cayuga Nation and the State of New York entered into a Memorandum of  Understanding  (the "MOU") pursuant to which,  among other things,  the parties agreed that to help settle the Cayuga Nation's  outstanding land claim against the State of New York, the State of New York would enter into a gaming compact with the Cayuga Nation authorizing the Cayuga Nation to operate a Class III gaming  facility at the Raceway  following  receipt of all requisite state and federal approvals. The MOU set a target date of September 30, 2004 for the  implementation  of all such  necessary  approvals.  The  September 30, 2004 target date under the MOU,  however,  expired without the  implementation of the necessary  approvals.  The Company has been  advised by  representatives  of the
Cayuga  Nation that they expect the Company to continue to pursue the  objective of their agreements and the Company has been informed of some continuing contact between the Cayuga Nation and the State of New York.  However,  to the knowledge of the Company,  there are continuing  differences  between the parties in their efforts to proceed under the MOU.  Moreover,  the most recent  active  proposals under consideration vary in material respects from the framework outlined in the
MOU. Unless the differences between the parties are resolved expediously,  it is unlikely that the approvals  contemplated  by the MOU will be achieved  prior to the expiration of the agreements on December 31, 2004.

          After  December  31, 2004,  the Cayuga  Nation and the Company will be free to either renew or modify the current agreements or to seek other partners.
The  Company has been and  intends to  continue  to explore  future  development opportunities,  including both gaming and non-gaming resort  development.  These alternatives  include the development of Class III gaming facilities both within and outside the State of New York, including  discussions with persons owning or controlling  other locations within and outside  Sullivan County.  The Company's existing  letter  agreement with the Cayuga Nation  contains broad language that restricts the ability of the parties to hold certain  discussions  pertaining to development of another Class III gaming  facility  within  Sullivan County until after December 31, 2004. The Company  intends to respect the purposes and intent of this agreement,  but deems it prudent to be active in exploring its strategic alternatives at this time.

          On July 7, 2004,  the  Appellate  Division of the Supreme Court of the
State of New  York  upheld  the  trial  court's  validation  of the  legislation authorizing  the Governor of the State of New York to enter into gaming compacts with federally recognized Native American tribes to provide for Class III gaming on reservation land within the State of New York. The decision has been appealed to the highest court of New York,  the Court of Appeals,  which may reverse this ruling.  In the event of a reversal by the Court of Appeals,  we may not be able to proceed with the development of the Cayuga Catskill Resort.

          On August 19, 2004, the Company  entered into a letter  agreement with the Seneca-Cayuga Tribe of Oklahoma (the "Tribe"), a federally recognized Indian
Tribe,  to develop a gaming  facility in the Catskills  region of New York.  The agreement provides for the Company to supply technical and financial  assistance to the  Tribe  and  to  serve  as  its  exclusive  partner  in the  development, construction,  financing,  operation and management of the proposed casino.  The agreement  is for a term of one  year  and  became  effective  immediately.  The
Company  will also  provide  technical  assistance  and support  relating to the settlement  of its land claim  against the State of New York.  The Company  will provide  development  assistance of $35,000 per month to the Tribe in connection with the establishment  and initial  operations of a tribal gaming authority for
New York gaming operations.

          The agreement calls for the Company and the Tribe to separately  enter into a management  agreement and  development  agreement for the project through good faith negotiations and submit the management  agreement for approval to the
National Indian Gaming Commission. All of the provisions of the above agreements relating to the  management  of the casino are subject to review and approval by the National Indian Gaming Commission prior to becoming effective.  Pending such approval  and as a result of such  review,  such  provisions  may be  amended or supplemented by the parties.

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

          Monticello  Raceway  Development,  in  connection  with its gaming and development activities,  capitalizes certain legal,  architectural,  engineering and  environmental  study fees, as well as other costs  directly  related to the gaming license and development of the real estate.  During the nine months ended
September 30, 2004,  Monticello Raceway  Development  capitalized  approximately
$3.5  million of costs  associated  with the casino  development  project.  When operations of the casino commence, the remaining costs after reimbursements will be systematically recognized over a determinable period.

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          REVENUE AND EXPENSE RECOGNITION.  Revenues represent (i) revenues from pari-mutual  wagering,  (ii) the net win from VGM's and (iii) food and  beverage sales, net of promotional allowances and other miscellaneous income. The Company recognizes  revenues from  pari-mutual  wagering earned from live harness racing and  simulcast  signals  from other tracks at the end of each racing day and are reflected at gross, before deductions of such related expenses as purses, stakes and awards. Revenues from the video lottery operations is the difference between the amount wagered by bettors and the amount paid out to bettors and is referred to as the net win.  Operating costs include (i) the amounts paid to the New York
State  Lottery for the  State's  share of the net win,  (ii)  amounts due to the
Horsemen  and  Breeder's  for their  share of the net win and (iii) for  harness racing purses, stakes and awards. Also included in operating costs are the costs associated with the sale of food, beverage and other miscellaneous items.

          The Company  currently has a point loyalty program  ("Player's  Club")
for its video lottery  customers,  which allows them to earn points based on the volume of their video lottery  activity.  The points can be redeemed for various services and merchandise throughout the gaming facility. The Company records the points as an expense when they are redeemed by the  customers.  The value of all points outstanding as of September 30, 2004 was approximately $106,000.

          PRINCIPLES  OF  CONSOLIDATION.  The condensed  consolidated  financial
statements   include  the   accounts   of  the  Company  and  its   wholly-owned
subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.

          CASH AND CASH EQUIVALENTS.  Cash and cash equivalents  include cash on account, demand deposits and certificates of deposit with original maturities of three months or less at  acquisition.  The Company  maintains  significant  cash balances  with  financial  institutions,  which are not  covered by the  Federal
Deposit Insurance  Corporation.  The Company has not incurred any losses in such accounts and believes it is not exposed to any significant  credit risk on cash.
Included in cash and cash equivalents was approximately  $1.4 million segregated for the Horsemen's share of the VGM revenue.

          RESTRICTED CASH. Under New York State Racing, Pari-Mutuel Wagering and
Breeding  Law,  Monticello  Raceway  Management is obliged to withhold a certain percentage of certain  types of wagers  towards the  establishment  of a pool of money,  the use of  which is  restricted  to the  funding  of  approved  capital improvements.  Periodically  during  the  year,  Monticello  Raceway  Management petitions the Racing and Wagering  Board to certify that the noted  expenditures are eligible for reimbursement from the capital improvement fund. The unexpended balance is shown as restricted cash on the balance sheet.

          ACCOUNTS  RECEIVABLE.  Accounts  receivable are reported at the amount outstanding.  Management expects to collect the entire amount and,  accordingly, determined that no allowance is required at September 30, 2004. The Company,  in the  normal  course of  business,  settled  wagers for other  racetracks  and is potentially  exposed to credit  risk.  These  wagers are  included  in  accounts receivable.

          PROPERTY AND EQUIPMENT.  Property and equipment is stated at cost less accumulated depreciation.  The Company provided for depreciation on property and equipment used by applying the straight-line method over the following estimated useful lives:

                                                       ESTIMATED
                                                        USEFUL
                ASSETS                                   LIVES
                ------                                 ---------
                Vehicles                              5-10 years
                Furniture, fixtures and equipment     5-10 years
                Land improvements                      15 years
                Building improvements                  40 years
                Buildings                              40 years

          DEFERRED  FINANCING COSTS.  Deferred  financing costs are amortized on the  straight-line  method over the term of the senior  convertible  notes. (see note H )

          DEFERRED  DEVELOPMENT COSTS.  Deferred development costs are stated at cost.  The Company  capitalizes  certain costs  directly  related to obtaining a gaming license under a management  agreement with a federally  recognized Native
American  Tribe.   These  capitalized   costs  are  periodically   reviewed  for
impairment.

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
Since the effect of  outstanding  options  and  warrants is  anti-dilutive  with respect to losses,  they have been excluded from the  Company's  computation  of loss per common share. Therefore,  basic and diluted losses per common share for the three and nine months ending  September 30, 2004 and 2003 were the same. The weighted average shares used in the loss per common share  calculation for three and nine months  ending  September 30, 2003 reflects the number of shares issued in the merger.

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

                                       10

NOTE C. PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

          The following  unaudited  pro-forma  statement of operations  presents information  as if the merger,  purchase of the property and  equipment  and the issuance  of the senior  convertible  notes  took place at January 1, 2003.  The pro-forma  amounts  include  certain  adjustments  primarily to present  certain expenses which resulted from the  transaction  and do not reflect the economics, if any,  which  might be  achieved  from  combining  the  Company's  results  of
operations.   The  merger  was  between   companies  under  common  control  and
accordingly assets and liabilities acquired were recorded at book value.

          The unaudited pro forma financial  statements  should be read together with the  financial  statements  and notes of the Company  and the  consolidated financial statements of CDL for the year ended December 31, 2003.

                                                                       PRO FORMA RESULTS
                                                                           (UNAUDITED)
                                                               (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                              SEPTEMBER 30, 2003   SEPTEMBER 30, 2003

Revenues                                                            $  2,641              $  7,473
                                                                    --------              --------

Expenses:
     Operating costs                                                   1,488                 4,209
     Selling, general and administrative                               3,170                 9,238
     Depreciation                                                        178                   526
     Interest expense, net                                               893                 3,234
                                                                    --------              --------
       Total expenses                                                  5,729                17,207
                                                                    --------              --------
Other income
     Gain on sale of investment and related management contract           --                   135
     Recovery of insurance proceeds                                       --                   500
     Gain on extinguishment of debt                                       --                   389
                                                                    --------              --------
            Total other income                                            --                 1,024
                                                                    --------              --------

Net loss                                                              (3,088)               (8,710)

Cumulative undeclared dividends
     On preferred stock                                                  391                 1,161
                                                                    --------              --------
Net loss applicable to common shares                                $ (3,479)             $ (9,871)
                                                                    ========              ========

Weighted average common shares
     outstanding, basic and diluted                                   23,995                23,570
                                                                    ========              ========
Loss per common share, basic and diluted                            $  (0.14)             $  (0.42)
                                                                    ========              ========

                                       11

NOTE D. PROPERTY AND EQUIPMENT

                                                                (IN THOUSANDS)
                                                              September 30, 2004

              Land                                               $     770
              Land improvements                                         57
              Buildings                                              4,505
              Buildings improvements                                23,709
              Vehicles                                                 129
              Furniture, fixtures and equipment                      2,630
                                                                 ---------

                                                                    31,800

              Less - Accumulated depreciation and amortization        (336)
                                                                 ---------

                                                                   $31,464
                                                                 =========

          Depreciation and amortization  expense was approximately  $316,000 and
$178,000, respectively, for the three months ending September 30, 2004 and 2003, and approximately $336,000 and $526,000, respectively, for the nine months ended
September 30, 2004 and 2003.

NOTE E.  ADVANCES TO TRIBAL GAMING AUTHORITIES

          The Company has made  payments to both the Cayuga Nation and the Tribe to help cover  development  costs for the proposed  gaming  facilities and other development projects.  These advances are refundable under certain circumstances and are  non-interest-bearing.  As of September 30, 2004, approximately $540,000 in total was advanced to both Tribal Gaming Authorities.

NOTE F.  DEFERRED DEVELOPMENT COSTS

          Under a special  letter  agreement  between the Company and the Cayuga
Nation,  the parties are to work exclusively with each other to develop a casino in  Sullivan  County,  New  York  and,  as  an  inducement  to  enter  into  the transaction,  the Cayuga Nation received  300,000 shares of the Company's common stock  vesting over a twelve month  period.  On April 9 and October 9, 2003,  an aggregate  of 200,000  shares of common stock vested at a market value of $10.56 and $13.84 per share,  respectively.  On April 9, 2004,  an  additional  100,000 shares vested and approximately $1.5 million of additional cost was capitalized.
When the operations of the proposed casino  commence,  the deferred  development costs  will be  systematically  recognized  over a  determinable  period.  These capitalized costs are periodically reviewed for impairment.

NOTE G.  GAMING LICENSE AND DEVELOPMENT COSTS

          In  connection  with the  development  of real  estate for  additional gaming  activities,  the Company has incurred  various costs. As of December 31,
2003, Monticello Raceway Development, through CDL, had capitalized approximately
$4.2  million.  During the nine months  ended  September  30,  2004,  Monticello
Raceway Development capitalized  approximately $2.1 million of additional costs.
Capitalized costs that are specifically related to either of the Native American
projects    are    refundable    under    certain    circumstances    and    are
non-interest-bearing. When the financing of the relevant operation is completed, the gaming license and  development  costs will be evaluated for refund ability, and when the  operations of the proposed  casino  commence the balance,  if any, will be systematically  recognized over a determinable period. These capitalized costs are periodically reviewed for impairment.

NOTE H. SENIOR CONVERTIBLE NOTES

          On July 23,  2004,  the  Company  issued $65  million  of 5.5%  senior convertible notes presently convertible into approximately 4.7 million shares of common stock,  subject to adjustment  upon the occurrence or  non-occurrence  of certain  events.  The notes were issued with a maturity  date of July 31,  2014.
Interest is payable  semi-annually  on January 31 and July 31 to the persons who are  registered  holders at the close of business on each January 15 and July 15 immediately preceding the applicable interest payment date.
                                       12

          The senior  convertible  notes are the Company's  senior  obligations, ranking  senior in right of payment to all of the Company's  existing and future subordinated  indebtedness and ranking equally in right of payment with existing and future senior  indebtedness.  The notes are  guaranteed on a senior basis by all of the  Company's  material  subsidiaries.  The  guarantee of each  material subsidiary guarantor is a senior obligation of the guarantor,  ranking senior in right of payment to all existing  and future  subordinated  indebtedness  of the
Company's  guarantors and ranking  equally in right of payment with any existing and future senior indebtedness of such guarantor.

          The notes are secured by the Company's  tangible and intangible assets and by a  pledge  of the  equity  interests  of each of the  Company's  material subsidiaries.

          The notes initially  accrue interest at an annual rate of 5.5%. If one of the following  events (the "Trigger  Event") does not occur on or before July
31, 2005:  publication  in the Federal  Register of approval by the Secretary of the  Interior  of a Class III gaming  compact  for the Cayuga  Catskill  Resort;
written  approval of a gaming  facility  management  agreement  on behalf of the chairman of the National  Indian Gaming  Commission;  or the land in Monticello,
New York to be used for the  development  of the Cayuga  Catskill  Resort having been transferred to the United States in trust for the Cayuga Nation,  the notes will accrue  interest  from and after July 31, 2005 at an annual rate of 8%. The interest rate will return to 5.5% upon the occurrence of the Trigger Event.

          The notes can be converted  into shares of the Company's  common stock at any time prior to maturity,  redemption  or  repurchase  by the Company.  The initial  conversion  rate is 72.727 shares per each $1,000  principal  amount of notes,  subject to adjustment.  This conversion rate is equivalent to an initial conversion  price of $13.75 per share. In the event that the notes convert prior to July 31, 2007, the Company will be required to make an additional  make-whole payment  equal to the  present  value of all  remaining  scheduled  payments  of interest on the notes to be  converted  through  and  including  July 31,  2007, assuming for such purpose that the interest rate in effect as of the  conversion date shall apply for all subsequent  interest periods through July 31, 2007. Any make-whole  payment  will be payable  in cash or, at the  Company's  option,  in shares of the Company's common stock at a 5% discount to the average closing bid price  of the  Company's  common  stock  for the 10  trading  days  prior to the conversion date.

          If the Trigger  Event has not  occurred on or prior to July 31,  2005, the initial  conversion rate per each $1,000  principal amount of notes shall be reset  based on a 15%  premium to the  average  closing  bid price of our common stock for the prior 10 trading  days,  provided,  however,  that the new initial conversion  rate  shall not  reflect an  initial  conversion  price in excess of
$13.75 or less than $12.56 per share.

          The Company will use its best  efforts to cause,  on or prior to April
22, 2005, if the Trigger  Event shall have not yet  occurred,  the notes and the guarantees  to  become  secured  by a  mortgage  on our  232  acres  of  land in
Monticello, New York (with such mortgage being released with respect to the site of the Cayuga  Catskill  Resort being released as required to transfer such site into trust with the United States).

          Upon the occurrence of the Trigger Event, the indenture  governing the notes will permit the  Company to incur up to an  additional  $150.0  million of additional  indebtedness  or any  amount  of  additional  indebtedness  that the
Company's  consolidated fixed charge coverage ratio will be, after giving effect to the incurrence thereof, greater than 2 to 1.

          If the Company experiences a significant change of control, the holder will have the right to either  require the Company to repurchase  the notes at a price equal to 101% of the  principal  amount  thereof,  plus accrued and unpaid interest and liquidated  damages,  if any, thereon or, in the event at least 90%
of the  consideration  received  in  connection  with such  change of control is comprised of cash or cash equivalents,  elect to receive a make-whole payment of up to 16.5% of the  outstanding  principal  amount of such  holder's  untendered notes (depending when the change of control occurs).

          Holders may require the Company to purchase all or part of their notes at a purchase  price of 100% of the  principal  amount of the notes plus accrued and unpaid interest and liquidated damages, if any, on July 1, 2009.

          The notes were sold by the initial  purchaser  in a Rule 144A  private offering to qualified  institutional  buyers and were not  registered  under the
Securities  Act of 1933.  In September of 2004, a shelf  registration  statement covering  the resale of the notes and the shares of common stock  issuable  upon conversion  of the  notes  was  filed  with  the SEC and  subsequently  declared effective on October 4, 2004.

          There is no  public  market  for the notes  and the  Company  does not intend  to apply for  listing  of the notes on any  securities  exchange  or for quotation of the notes through any automated quotation system.

          The  Company,   in  association   with  the  issuance  of  the  senior
convertible  notes,  incurred  approximately $3.1 million in costs. The deferred financing  costs will be capitalized  and  systematically  amortized over the 10 year life of the notes.  For the three months  ended  September  30,  2004,  the
Company recognized approximately $56,000 in amortization expense.

          For the three months ended September 30, 2004, the Company  recognized
approximately   $645,000  in  interest   expense   associated  with  the  senior
convertible notes.
                                       13

          On January 31, 2005, the interest  payment due in association with the senior convertible notes will be approximately $1.8 million.

NOTE I.  NOTES PAYABLE

Bryanston Group and Beatrice Tollman

          On January 9, 2004, the Company  redeemed  2,392,857  shares of common stock at a  redemption  price of $2.12 per share.  In order to  consummate  this redemption, the Company issued promissory notes in the sum of approximately $5.1 million.  On July 26,  2004,  approximately  $5.3  million of proceeds  from the senior  convertible notes was expended to pay in full the principal of the notes and accrued interest to Bryanston Group and Beatrice Tollman.

          Under the terms of the  notes,  interest  accrued  on the  outstanding principal  amount at the rate of 7% per  annum.  For the  three and nine  months ended  September  30,  2004 the  Company  recognized  approximately  $26,000 and
$195,000 respectively, in interest expense associated with the promissory notes.

Berkshire Bank

          On October 29, 2003, Monticello Raceway Management issued a $3,500,000 note to The Berkshire Bank. The Company entered into a surety agreement with The
Berkshire  Bank to guarantee the note.  The note was  subsequently  satisfied in
February 2004.

NOTE J. STOCK AND STOCK OPTION TRANSACTIONS

          In  accordance  with the merger  agreement,  18,219,075  shares of our common  stock were issued  pursuant to our  acquisition  of  Monticello  Raceway
Management,  Monticello Casino Management,  Monticello  Raceway  Development and
Mohawk  Management,  LLC,  all of which may be sold to the public  pursuant to a registration  statement  under the  Securities  Act. On  February  2, 2004,  the
Company also issued 4,050,000  shares of our common stock to multiple  investors in a private  placement.  At  September  30, 2004,  the Company has  outstanding options to purchase  approximately  965,000 shares of common stock at an average exercise  price of $4.81 per share and 250,000  warrants at an exercise price of
$7.50 per warrant.

          On January 30,  2004,  David  Matheson,  the  Chairman of the Board of
Directors of the Company,  was granted  20,000  shares of the  Company's  common stock  for  his  service  on a  special  committee  of the  Board  of  Directors established to represent the Company with the regulatory matters in front of the
Bureau of Indian Affairs, the National Indian Gaming Commission and the State of
New  York  with  respect  to the  Cayuga  Nation  gaming  project.  The  expense associated with this grant was approximately  $260,000 and was recognized in the period  ending March 31,  2004.  On June 30, 2004,  another  20,000  shares were issued to Mr.  Matheson  for these  services  and were  recorded  in the  second quarter,  and the expense associated with this grant was $281,000.  Mr. Matheson abstained  from all votes of the Board of  Directors  related to the creation of this special committee and the establishment of his compensation.

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

          On May 20, 2004, the Company issued  109,500  incentive  stock options with a strike price of $14.25 to various employees. The option issuance provided a  variety  of  vesting  schedules,  including  half  immediately  and  half the following  year,  33.3%  each  year over  three  years  starting  at the date of issuance  and,  33.3% each year over three years  starting  after one year.  All options expire ten years from the date of grant.  On the date of issuance 33,333 options were vested and the expense recognized. The expense associated with this grant was approximately $210,000 in the quarter ending September 30, 2004.

          On August 13, 2004, the Company issued 20,000  incentive stock options with a strike price of $8.63 to various employees.  The option issuance provided for the following vesting schedules,  (i) 33.3% vested  immediately,  (ii) 33.3%
vested  over a year,  and (iii) the balance  vested over two years.  All options expire ten years from the date of grant.  On the date of issuance  6,667 options were vested and the expense was  recognized.  The expense  associated  with this grant was approximately $69,000 in the quarter ending September 30, 2004.

          During the nine months ended September 30, 2004, the Company  received approximately $119,000 of proceeds from the exercising of stock options.

NOTE K. INCOME TAXES

          The Company and all of its  subsidiaries  file a consolidated  federal income tax return. At December 31, 2003, the estimated Company's deferred income tax asset was comprised of the tax benefit  associated  with the following items based on the statutory tax rates currently in effect:

                                                    (in thousands)
                  Net operating loss
                        Carry forwards               $ 67,000
                                                     ========
                  Deferred income tax asset          $ 26,800
                        Valuation allowance           (26,800)
                                                     --------
                  Deferred income tax asset, net     $     --
                                                     ========

          The Company's merger with CDL will limit the Company's  ability to use its current net operating loss carry forwards, potentially increasing future tax liability.  As of December 31, 2003,  the Company had net  operating  loss carry forwards of  approximately  $67 million that expire  between 2008 and 2023.  The
Internal  Revenue  Code  allows  the  offset of these net  operating  loss carry forwards against income earned in future years,  thus reducing the tax liability in future years. The merger of the Company's operations with CDL, however,  will not permit the Company to use the entire amount of the net operating  losses due to the change in control of the Company.  A limited  amount of the net operating loss  carry-forward  may be  applied  in future  years  based upon the change of control and existing income tax laws.

NOTE L. SUPPLEMENTAL GUARANTOR INFORMATION

          As  discussed  in Note H, the Company  obligations  to pay  principal, premium,  if any, and interest  under certain debt are guaranteed on a joint and several basis by substantially all of its operating subsidiaries. The guarantees are full and unconditional and the guarantor  subsidiaries are 100% owned by the
Company. The Company has determined that separate,  full financial statements of
the   guarantors,   Monticello   Raceway   Management  and  Monticello   Raceway
Development,  would not be material to investors and, accordingly,  supplemental financial information for the guarantors is presented.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2004
(UNAUDITED)
(IN THOUSANDS)

ASSETS                                                EMPIRE     GUARANTOR      NON-GUARANTOR  ELIMINATING    CONSOLIDATED
                                                      RESORTS    SUBSIDIARIES   SUBSIDIARIES     ENTRIES         EMPIRE

Cash and cash equivalents                          $   8,830     $   5,360      $      --      $      --      $  14,190
Restricted cash                                           --           115             --             --            115
Accounts receivable                                       --           779             --             --            779
Prepaid expenses and other assets                        205           892             --             --          1,097
Investments in subsidiaries                            5,060            --             --         (5,060)            --
Inter-Company                                        140,407            --             --       (140,407)            --
Property and equipment, net                               --        31,464             --             --         31,464
Advances- Tribal Gaming Authorities                       --           540             --             --            540
Deferred financing costs, net                          3,040            --             --             --          3,040
Deferred development costs                                --         3,890             --             --          3,890
Gaming license and development costs                      --         6,252             --             --          6,252
                                                   ---------     ---------      ---------      ---------      ---------

TOTAL ASSETS                                       $ 157,542     $  49,292      $      --      $(145,467)     $  61,367
                                                   =========     =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                   $   1,384     $   1,611      $      --      $      --      $   2,995
Construction costs payable                                --         2,714             --             --          2,714
Accrued expenses and other liabilities                   797         2,683             --             --          3,480
Inter-Company                                             --        46,825         93,582       (140,407)            --
Senior convertible notes                              65,000            --             --             --         65,000
                                                   ---------     ---------      ---------      ---------      ---------
    Total liabilities                                 67,181        53,833         93,582       (140,407)        74,189

Stockholders' Equity (Deficit):                       90,361        (4,541)       (93,582)        (5,060)       (12,822)
                                                   ---------     ---------      ---------      ---------      ---------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                     $ 157,542     $  49,292      $      --      $(145,467)     $  61,367
                                                   =========     =========      =========      =========      =========

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)
(IN THOUSANDS)

                                                EMPIRE        GUARANTOR     NON-GUARANTOR     ELIMINATING      CONSOLIDATED
                                                RESORTS       SUBSIDIARIES  SUBSIDIARIES      ENTRIES          EMPIRE

REVENUES                                        $     --      $ 21,914      $          --     $          --    $ 21,914
                                                --------      --------      -------------     -------------    --------
EXPENSES:
   Operating costs                                    --        20,789                 --                --      20,789
   Selling, general and administrative             1,025           663                 --                --       1,688
   Depreciation and amortization                      --           316                 --                --         316
   Amortization of deferred financing costs           56            --                 --                --          56
   Intercompany interest (income) expense           (951)          951                 --                --          --
   Interest expense, net                             639           (41)                --                --         598
                                                --------      --------      -------------     -------------    --------

   Total expenses                                    769        22,678                 --                --      23,447
                                                --------      --------      -------------     -------------    --------
NET LOSS                                        $   (769)     $   (764)     $          --     $          --    $ (1,533)
                                                ========      ========      =============     =============    ========

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED)
(IN THOUSANDS)

                                          EMPIRE            GUARANTOR    NON-GUARANTOR     ELIMINATING      CONSOLIDATED
                                          RESORTS           SUBSIDIARIES SUBSIDIARIES      ENTRIES          EMPIRE

REVENUES                                  $          --     $ 2,641      $          --     $          --    $ 2,641
                                          -------------     -------      -------------     -------------    -------
EXPENSES:
   Operating costs                                   --       1,488                 --                --      1,488
   Selling general and administrative                --         956                 --                --        956
   Depreciation and amortization                     --         178                 --                --        178
   Interest expense, net                             --         166                 --                --        166
                                          -------------     -------      -------------     -------------    -------
   Total expenses                                    --       2,788                 --                --      2,788
                                          -------------     -------      -------------     -------------    -------
NET LOSS                                  $          --     $  (147)     $          --     $          --    $  (147)
                                          =============     =======      =============     =============    =======

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)
(IN THOUSANDS)

                                                EMPIRE        GUARANTOR     NON-GUARANTOR     ELIMINATING      CONSOLIDATED
                                                RESORTS       SUBSIDIARIES  SUBSIDIARIES      ENTRIES          EMPIRE

REVENUE                                         $     --      $ 27,079      $          --     $          --    $ 27,079
                                                --------      --------      -------------     -------------    --------
EXPENSES:
   Operating costs                                    --        27,645                 --                --      27,645
   Selling general and administrative              5,420         2,320                 --                --       7,740
   Depreciation and amortization                      --           336                 --                --         336
   Amortization of deferred financing costs           56           244                 --                --         300
   Intercompany interest (income) expense           (951)          951                 --                --          --
   Interest expense, net                             746           124                 --                --         870
                                                --------      --------      -------------     -------------    --------

   Total expenses                                  5,271        31,620                 --                --      36,891
                                                --------      --------      -------------     -------------    --------

NET LOSS                                        $ (5,271)     $ (4,541)     $          --     $          --    $ (9,812)
                                                ========      ========      =============     =============    ========

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED)
(IN THOUSANDS)

                                          EMPIRE            GUARANTOR    NON-GUARANTOR     ELIMINATING      CONSOLIDATED
                                          RESORTS           SUBSIDIARIES SUBSIDIARIES        ENTRIES           EMPIRE

REVENUE                                   $          --     $ 7,473      $          --     $          --    $ 7,473
                                          -------------     -------      -------------     -------------    -------
EXPENSES:
   Operating costs                                   --       4,209                 --                --      4,209
   Selling general and administrative                --       3,764                 --                --      3,764
   Depreciation and amortization                     --         526                 --                --        526
   Interest expense, net                             --         497                 --                --        497
                                          -------------     -------      -------------     -------------    -------

   Total expenses                                    --       8,996                 --                --      8,996
                                          -------------     -------      -------------     -------------    -------
NET LOSS                                  $          --     $(1,523)     $          --     $          --    $(1,523)
                                          =============     =======      =============     =============    =======

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)
(IN THOUSANDS)

                                              EMPIRE        GUARANTOR     NON-GUARANTOR     ELIMINATING   CONSOLIDATED
                                              RESORTS       SUBSIDIARIES  SUBSIDIARIES        ENTRIES       EMPIRE

Net cash used in operating activities         $ (2,518)     $ (5,147)     $          --     $     --      $ (7,665)
                                              --------      --------      -------------     --------      --------

Cash flows from investing activities:
   Purchases of property and equipment              --       (27,959)                --           --       (27,959)
   Cash acquired from acquisition                   18            --                 --           --            18
   Advances- Tribal Gaming Authorities              --          (155)                --           --          (155)
   Gaming license and development costs             --        (2,086)                             --        (2,086)
   Advances to subsidiaries                    (42,823)           --                 --       42,823            --
                                              --------      --------      -------------     --------      --------

Net cash used in investing activities          (42,805)      (30,200)                --       42,823       (30,182)
                                              --------      --------      -------------     --------      --------

Cash flows from financing activities:
   Proceeds from sale of stock                  30,375            --                 --           --        30,375
   Proceeds from exercise of
           stock options and warrants              119            --                 --           --           119
   Stock issuance expenses                      (2,317)           --                 --           --        (2,317)
   Proceeds from issuance of senior
          convertible notes                     62,218            --                 --           --        62,218
   Excess of market value over carrying
          value of property and
           equipment purchased                 (30,825)           --                 --           --       (30,825)
   Advances from Empire Resorts                     --        42,823                 --      (42,823)
   Repayment of promissory notes                (5,073)           --                 --           --        (5,073)
   Repayment of note payable, bank                  --        (3,470)                --           --        (3,470)
   Deferred financing costs                       (314)           --                 --           --          (314)
   Preferred stock dividends paid                  (30)           --                 --           --           (30)
                                              --------      --------      -------------     --------      --------

Net cash provided by financing activities       54,153        39,353                 --      (42,823)       50,683
                                              --------      --------      -------------     --------      --------

Net increase in cash and cash equivalents        8,830         4,006                 --           --        12,836

Cash and cash equivalents,
           beginning of period                      --         1,354                 --           --         1,354
                                              --------      --------      -------------     --------      --------

Cash and cash equivalents,
           end of period                      $  8,830      $  5,360      $          --     $     --      $ 14,190
                                              ========      ========      =============     ========      ========

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED)
(IN THOUSANDS)

                                              EMPIRE             GUARANTOR    NON-GUARANTOR     ELIMINATING     CONSOLIDATED
                                              RESORTS            SUBSIDIARIES SUBSIDIARIES         ENTRIES         EMPIRE

Net cash provided by operating activities     $           --     $   954      $           --    $           --   $   954
                                              --------------     -------      --------------    --------------   -----------

Cash flows from investing activities:
   Purchases of property and equipment                    --        (526)                 --                --      (526)
   Gaming license and development costs                   --      (1,577)                 --                --    (1,577)
                                              --------------     -------      --------------    --------------   -----------

Net cash used in investing activities                     --      (2,103)                 --                --    (2,103)
                                              --------------     -------      --------------    --------------   -----------

Cash flows from financing activities:
   Members' capital contributions                         --       1,314                  --                --     1,314
                                              --------------     -------      --------------    --------------   -----------

Net increase in cash and cash equivalents                 --         165                  --                --       165

Cash and cash equivalents,
           beginning of period                            --         644                  --                --       644
                                              --------------     -------      --------------    --------------   -----------

Cash and cash equivalents,
              end of period                   $           --     $   809      $           --    $           --   $   809
                                              ==============     =======      ==============    ==============   ===========

Note M. Related Party Transactions

          On October 29, 2003,  CDL, a related  party,  and  Monticello  Raceway
Management  entered into a 48-year Ground Lease ("Ground Lease") with respect to
232 acres of land and the improvements  located on such land. Under the terms of the Ground Lease,  Monticello  Raceway Management agreed to pay CDL $1.8 million per year, with the first payment deferrable until January 11, 2005, but accruing interest  at the rate of 4.5% per annum.  On July 26,  2004,  approximately  $38 million of proceeds from the senior  convertible notes was expended to terminate the Ground  Lease and  acquire  the fee  interest in these 232 acres from CDL, a related party.  The property and equipment was recorded at CDL's carrying value.
The  purchase  provides  for  additional  security  to the holders of the senior convertible notes and will allow the Company to benefit from certain real estate tax credits resulting from its recent investment in improvements on the land.

NOTE N. COMMITMENTS AND CONTINGENCIES

          CASINO  DEVELOPMENT.  On August 19,  2004,  the Tribe and the  Company
entered into a one year agreement in which the Company agreed to provide $35,000 per month to pay the expenses of  establishing  the tribal  gaming  authority or similar  organization  to  oversee  its  gaming  activities  and  other  related purposes.

          CONSTRUCTION  OBLIGATION.  To prepare the  property at the Raceway for
the  VGM  operation,   the  Company  had  contractual  obligations  relating  to
construction of the VGM  renovations of  approximately  $21 million.  The unpaid balance of the original contract was approximately $2.5 million at September 30,
2004. On November 9, 2004 this obligation was paid in full.

          LITIGATION TRUST. On January 12, 2004, in order to better focus on the development  of a VGM program at the Raceway and current  business  arrangements with the Cayuga Nation and as a condition to the consolidation  transaction with
CDL, all  interests of the  plaintiffs,  including  any interest of the Company, with respect to  litigation  against  Caesars  Entertainment,  Inc which alleged
tortuous  interference  with  contractual  and  business   relationships,   were
transferred to a liquidating litigation trust. The Company agreed to provide the litigation trust with a $2.5 million line of credit.  For the nine months ending
September 30, 2004, the Company advanced  approximately $250,000 in draws on the line of  credit.  Due to the  unpredictable  nature  of the  litigation  and the pending  motions  currently under review,  the Company  provided for a valuation allowance of  approximately  $250,000 against the receivable from the litigation trust.

          LEGAL PROCEEDINGS. The Monticello Harness Horsemen's Association, Inc.
("Horsemen",  "Horsemen's  Association")  has brought  multiple  actions against
Monticello Raceway Management and an officer of the Company.

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

          Another action that seeks monetary damages of approximately  $500,000, claims that certain monies  (approximately  $80,000) which should have been used solely for "overnight  purses" were expended by the Raceway for a special racing series known as the William  Sullivan  Pacing  Series,  that  management has not increased  purses to the  Horsemen  for  overnight  racing as  requested  by the
Horsemen and that management is improperly holding up approximately  $400,000 in an account that is earmarked for payment of purses until such time as management deems it appropriate.  Another action seeks approximately $2 million in damages, claiming that management has withheld various simulcasting and OTB revenues from the  Horsemen's  purse account and deducted  various  unauthorized  simulcasting expenses.  Management has responded  vigorously to this  litigation,  and at the same time will seek,  if  possible,  to resolve  these  issues in the context of contract  negotiations with the Horsemen's  Association that are ongoing.  There are sharply  disputed facts with regard to the cause of action seeking a greater share of the simulcasting  revenue, and at this time no estimate can be given of the outcome of this cause of action or the amount of potential loss.

          Another  action by the  Horsemen's  Association  sought an  injunction preventing management from consolidating the barn area by removing approximately
50% of the barns and moving the Horsemen to different barns and also seeks money damages for such conduct. A temporary  restraining order at the inception of the case was vacated after a hearing,  and the decision of management to consolidate the barn area and deny stall space to certain  Horsemen  was upheld by the Court on the injunction motion. There is further discovery pending.
                                       21

          The Company's  ability to  participate in New York's VGM program or to help develop and manage a Native American casino in conjunction  with the Cayuga
Nation of New York could be hampered  by the  outcome of two  pending  lawsuits,
Dalton v. Pataki and Karr v.  Pataki,  that seek to enjoin the State of New York from proceeding  with the VGM program or permitting the  construction of any new
Native American casinos within the State of New York's borders.  While the trial court  dismissed both of these cases in May 2003,  the plaintiffs  have filed an appeal.  On July 7, 2004,  the Appellate  Division of the New York State Supreme
Court  affirmed the decision of lower court to uphold the  constitutionality  of the provisions of the law that authorized expanded Native American casino gaming in New York State and found  that it was  consistent  with New York and  federal laws. The Appellate  Division also ruled that the legislation  permitting  state sponsored  VGM  operations is  unconstitutional  under New York law because such legislation  provides  that a portion of the VGM  vendor  fees be  dedicated  to breeding  funds and enhancing  purses in violation of a  constitutional  mandate that such moneys be applied  exclusively to, or in aid or support of,  education in the State of New York. The Attorney  General of the State of New York filed a notice of appeal  with  respect  to this  ruling  that  automatically  stays the decision of the  appellate  court and allows the  Company to continue  operating
VGM's at the Raceway.  However,  there can be no assurance that the State of New
York will ultimately prevail or, alternatively, that the authorizing legislation will be amended in order for it to be  constitutional.  If the appellate court's findings  are  ultimately  upheld  and the  state  legislature  fails  to  enact corrective legislation, the Company would be forced to close its VGM operations.

          The  Company  is  also a  party  to  various  non-environmental  legal proceedings and administrative  actions, all arising from the ordinary course of business.  Although  it is  impossible  to  predict  the  outcome  of any  legal proceeding,  the Company  believes any liability  that may finally be determined with respect to such legal proceedings  should not have a material effect on the
Company's consolidated financial position, results of operations or cash flows.

NOTE O. SUBSEQUENT EVENTS

          On November 12,  2004,  the Company  entered into a binding  agreement with Concord Associates Limited  Partnership and an affiliate for acquisition of the Concord and  Grossinger's  Resort Hotels and Golf Courses.  The  acquisition includes  casino  and  hotel  development  sites,  and a 72  hole  golf  course, including the Monster, International,  Challenger and Grossinger's Golf Courses.
Concord Associates  Limited  Partnership is a joint venture owned 46% by Reckson
Strategic Venture Partners, a real estate venture capital fund.

          As  consideration  for the  acquisition,  the  Company  will  issue 18 million  shares of  common  stock to  Concord  Associates  Limited  Partnership, representing  approximately  40% of the total  number of issued and  outstanding common shares of the Company after the closing, on a fully diluted basis and the assumption  of related  debt.  The  closing  is  subject  to certain  approvals, including  a vote in favor of the  transaction  by a majority  of the  Company's shareholders, and regulatory approval of at least one land to trust transfer for a gaming facility at any of the casino development sites owned by the Company or
Concord Associates Limited Partnership.

          On November  12, 2004,  the State of New York and the Tribe  announced execution  of a  settlement  agreement  relating to the Tribe's  land claims and development of a Native  American  casino to be located in the Town of Thompson,
Sullivan  County.  The  agreement  provides that the State and Tribe shall enter into a mutually satisfactory Class III gaming compact to operate a casino in the
Catskills,  subject to approval of the  Secretary of  Interior.  The Company has urged the State and the Cayuga Nation to pursue a similar  settlement  agreement prior to December  31, 2004,  on which date the  Company's  agreements  with the
Cayuga Nation terminate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The  Management's  Discussion and Analysis of the Financial  Condition
and  Results  of  Operations  should  be read  together  with  the  Management's
Discussion and Analysis of Financial Condition and Results of Operations and the
Consolidated  Financial Statements in the Company's Annual Report on Form 10-KSB
for the fiscal  year ended  December  31,  2003 filed by the  Company  under the
Securities Exchange Act of 1934.

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

OVERVIEW

          Empire Resorts, Inc. ("Empire Resorts" or the "Company") was organized as a Delaware corporation on March 19, 1993, and since that time has served as a holding company for various subsidiaries  engaged in the ownership,  development and operation of gaming and amusement industries. We were incorporated under the name Alpha  Hospitality  Corporation  and changed our name to Empire  Resorts in
May, 2003. For much of our history,  we concentrated on riverboat casinos in the southern United States,  with nominal  holdings in the Mid-Atlantic  States.  In
2002 this focus shifted.  Specifically,  we commenced the  liquidation of all of our holdings  outside the Catskills  region of the State of New York. By the end of 2003, we had no direct  operations or meaningful assets other than a minority interest in Catskill Development,  L.L.C. ("CDL"),  prior owner of approximately
232 acres of land in Monticello,  New York,  the sole  stockholder of Monticello
Raceway Management and the controlling member of Monticello Casino Management.

                                       22

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
Management, Monticello Raceway Development and Mohawk Management, LLC own all of
the development  and management  rights with respect to a Native American casino to be developed on 29 of the 232 acres of land in Monticello,  New York owned by the  Company.  Monticello  Raceway  Management,  which  had  previously  held  a leasehold  interest in the property,  purchased the property from CDL, a related party on July 26, 2004.

          Since  we had no  significant  operations  during  the  time  of  this
acquisition  and  the  members  of  CDL  and  Monticello  Raceway   Development,
collectively,  received a controlling interest as part of this acquisition,  the acquisition  was accounted  for as a reverse  merger.  Moreover,  our ability to develop a successful  business is now solely dependent on the success or failure of our  ability  to develop  our  interests  in  Monticello,  New York,  and our financial results in the future will be based on different activities than those from our prior fiscal years.

          We now operate  Monticello  Raceway,  a harness horse racing  facility located in  Monticello,  New York, 90 miles  Northwest of New York City. On June
30, 2004, we began video gaming machine ("VGM")  operations  after completing an approximately $27 million  renovation of our facility and installing 1,744 VGMs.
We also have agreements with the Cayuga Nation of New York (the "Cayuga Nation")
to develop and manage a Native  American  casino  entitled  the Cayuga  Catskill
Resort adjacent to the Raceway, and an agreement with the Seneca-Cayuga Tribe of
Oklahoma (the "Tribe") a federally  recognized  Indian Tribe to develop a gaming facility in the Catskills region of New York.

          We have  spent  significant  amounts  of money  generated  principally through  the  issuance  of equity and debt in  connection  with our  development activities, primarily for the design, development, financing and construction of the  video  gaming  operation,  as  well  as  the  predevelopment,  design,  and negotiations  of two  Native  American  casinos.  Predevelopment  costs  include expenses  associated  with  legal  fees,  accounting  and  audit  fees and costs relating to employees.  Some of these costs have been  capitalized.  The Company periodically  reviews these  capitalized  costs for  impairment.  If such review shows that the assets are impaired  the  carrying  value will be reduced to fair value.

          The  results  of our VGM  operations  to date have been  significantly below expectations.  After only three months of operations,  our start up period is still in  progress.  However,  the  results  to date have  been  sufficiently disappointing  that we have made an effort to find areas that might be  improved on an expedited basis. A number of such areas have been identified,  such as the product mix of machines on the gaming floor, the need to enhance our program for bus patrons (which was not commenced until two weeks after opening) and the need to better balance operating expense with levels of activity.  We have shown some improvement as a result of these efforts and they are continuing. However, there are a number of areas where our ability to improve  operations  is limited.  For example, our product mix is principally determined by the New York State Lottery
Commission after consultations with us and four VGM manufacturers.  Further, the funds available to us for marketing are limited as the program has been designed so that New York State Lottery is to be primarily  responsible for marketing for the program.  To date, the Lottery has not  implemented  an extensive  marketing effort for the program,  which is still in its early stages.  . Accordingly,  we are not able at this time to offer  incentives  that compete  favorably with the
Atlantic City and the  Connecticut  Native American  casinos.  The Company and a coalition of the other  racetracks  authorized to operate VGM's have presented a comprehensive  bill to certain key members of the New York State  Legislature to amend  the  split of gross  gaming  revenues  to allow a  significantly  greater percentage to be retained by the racetracks for operating expenses.  Unless this proposed amendment,  or one with similar terms is adopted, we may not be able to bring of our VGM operations to a point of sustaining profitability.

          New  business  developments  or other  unforeseen  events  may  occur, resulting  in the  need to  raise  additional  funds.  We  continue  to  explore opportunities  to  develop  additional  gaming or  related  businesses  in other markets, whether through acquisition or development. Any such developments would require us to obtain additional financing.

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

          On July 7, 2004,  the  Appellate  Division of the Supreme Court of the
State of New  York  upheld  the  trial  court's  validation  of the  legislation authorizing  the Governor of the State of New York to enter into gaming compacts with federally recognized Native American tribes to provide for Class III gaming on reservation land within the State of New York. The decision has been appealed to the highest court of New York,  the Court of Appeals,  which may reverse this determination by the Appellate Division. In the event of a reversal by the Court of Appeals,  we may not be able to proceed  with the  development  of the Cayuga
Catskill Resort or any similar projects with the Tribe.

RACEWAY OPERATIONS

          Monticello Raceway  Management,  Inc. a wholly owned subsidiary of the
Company,  is a New  York  corporation  that  operates  Monticello  Raceway  (the
"Raceway"),  a harness horse racing  facility  located in Monticello,  New York.
Monticello Raceway Management held a leasehold interest in the property that the
Raceway is located on, which it purchased  from CDL, a related party on July 26,
2004 by exercising a purchase option under the lease.
                                       23

          The Raceway began  operation in 1958 and offers  pari-mutuel  wagering and live harness racing throughout the year, along with year round  simulcasting from various harness and thoroughbred racetracks across the country.  Monticello
Raceway derives its revenue principally from (i) wagering at the Raceway on live races run at the Raceway;  (ii) fees from wagering at out-of-state  locations on races  simulcast  from the Raceway  using  export  simulcasting;  (iii)  revenue allocations,  as  prescribed  by law,  from  betting  activity at New York City,
Nassau County and Catskill Off Track Betting facilities ("OTB") (certain of such revenues  are shared  with  Yonkers  Raceway  based on a pro rata  market  share calculation  updated  monthly);  (iv) wagering at the Raceway on races broadcast from  out-of-state  racetracks using import  simulcasting;  and (v), program and racing form sales,  the sale of food and beverages  and certain other  ancillary activities.  The Raceway operation employs approximately 100 employees including management.  The operating results of the pari-mutuel  operation are reported in the consolidated  results of Empire Resorts.  The Monticello  Raceway  currently features:

     o    1,744 VGMs;
     o    live harness horseracing;
     o    year-round simulcast  pari-mutuel wagering on thoroughbred and harness horseracing from across the country;
     o    a 5,000-seat  grandstand  and a 100-seat  clubhouse  with  retractable windows;
     o    parking spaces for 2,000 cars and 10 buses;
     o    a 350-seat buffet and food court with three outlets;
     o    a  large  central  bar  and  an  additional   clubhouse  bar;  and  an
          entertainment lounge with seating for 75 people.

MIGHTY M GAMING AT MONTICELLO RACEWAY

          A VGM is an  electronic  gaming  device  that  allows a patron to play electronic  versions  of  various  lottery  games of chance  and is  similar  in appearance to a traditional slot machine.  On October 31, 2001, the State of New
York enacted a bill  designating  seven  racetracks,  including the Raceway,  to install and operate VGMs. Under the program,  the New York State Lottery made an in initial allocation of 1,800 VGMs to the Raceway.  Construction  contracts for these  facilities  were signed and work on the necessary  improvements  began in
February 2004. On June 30, 2004, we began  operating 1,744 VGMs on 45,000 square feet of floor space at Monticello  Raceway after  completing  approximately  $24 million of renovations to the facility.  The VGM operation employs approximately
350 employees.  The operating results of the video gaming operation are reported in the  consolidated  results  of  Empire  Resorts.  Operating  results  for the pari-mutuel and VGM operations will be evaluated by management separately.

          The primary  competition for Mighty M Gaming at Monticello  Raceway is from Atlantic City and  Connecticut's  full service  casinos and two  racetracks located within the New York City metropolitan area, Yonkers Raceway and Aqueduct
Raceway.  Both  racetracks  have announced plans to proceed with the VGM program and construction of facilities had commenced at Aqueduct Raceway.  However,  the development program for Yonkers Raceway has yet to be finalized and construction at both racetracks was suspended pending the resolution of certain legal issues.
In  addition,  proposals  have  been  made for the  implementation  of a similar program  in New  Jersey,  which  would  include a  facility  at the  Meadowlands
Racetrack. A similar program has recently been authorized in Pennsylvania.

          Two pending  lawsuits,  Dalton v. Pataki and Karr v.  Pataki,  seek to enjoin the State of New York from  proceeding  with VGM operations or permitting the  construction  of any new Native  American  casinos  within the State of New
York.  The trial court  initially  dismissed both of these cases in May of 2003.
The plaintiffs filed an appeal of the trial court's dismissal.  On July 7, 2004, the Appellate  Division of the Supreme Court of the State of New York overturned the trial court's  dismissal of certain of the plaintiffs'  claims in respect of
VGM  operations.  In overturning the trial court,  the Appellate  Division ruled
that  the   legislation   permitting   state   sponsored   VGM   operations   is
unconstitutional  under New York law because such  legislation  provides  that a portion of the VGM vendor  fees be  dedicated  to breeding  funds and  enhancing purses in  violation  of a  constitutional  mandate  that such moneys be applied exclusively  to, or in aid or support  of,  education  in the State of New York.
Notwithstanding this ruling, the court separately held that VGM are valid, state operated  lotteries and,  thus,  fall within the exemption of lotteries from the general  ban on  gambling  in the State of New York.  However,  as the court was unable to separate  its finding that a VGM is a  legitimate  "lottery"  from the enacting  legislation  that it believes  unconstitutionally  directs vendor fees toward  breeding  funds and  enhancing  purses,  the court  held the  entire VGM legislation to be unconstitutional.

          The office of the Attorney  General of the State of New York has filed a notice of appeal with respect to the Appellate Division's  invalidation of the
VGM legislation.  This notice of appeal stays the appellate court's ruling while the State of New York  proceeds to formally  appeal the decision to the New York
Court of Appeals,  New York State's  highest court, a process that we understand could take 18 months or longer.  While the ruling is stayed,  we can continue to operate our VGM facility at Monticello  Raceway in a manner consistent with past practices.  However,  no  assurance  can be given that the Court of Appeals will
overrule  the   Appellate   Division  and  find  the  VGM   legislation   to  be
constitutional.  Absent such a ruling,  to continue VGM operations at Monticello
Raceway,  we  would  need the New  York  state  legislature  to  modify  the VGM legislation  to  remove  the  provision  that  directs  certain  vendor  fees be dedicated toward breeding funds and enhancing purses. Again, no assurance can be given that if the State of New York loses its appeal on the constitutionality of the VGM  legislation  that the  State of New York  will  subsequently  enact the required  corrective  legislation.  Should  the  State of New York both lose its appeal  and  fail to  enact  corrective  legislation,  our  operations  would be restricted to the operation of  Monticello  Raceway and our proposed  management and development of a Native American casino.

CAYUGA CATSKILL RESORT DEVELOPMENT

          On April 3, 2003, the Cayuga  Nation,  a federally  recognized  Indian
Nation,  CDL and  certain of CDL's  affiliates,  including a  subsidiary  of the
Company,  entered into a series of agreements  which provide for the development of a trust land casino adjacent to the Raceway.  These  agreements were extended on June 25, 2004 to December 31, 2004. In furtherance of these transactions,  on
April 10, 2003, these parties  officially filed with the Eastern Regional Office of the Bureau of Indian Affairs, an application requesting that the Secretary of the Interior acquire in trust on behalf of the Cayuga Nation a 29 acre parcel of land in Monticello,  New York to be used for gaming purposes. On April 27, 2004, the Eastern  Regional  Office  ("ERO") of the Bureau of Indian  Affairs  ("BIA")
completed its review of the plan by the Cayuga Nation and the Company to build a
$500 million casino on a site adjacent to the Raceway.  The ERO recommended that a finding  be made that the  project  was in the best  interests  of the  Cayuga
Nation and not detrimental to the surrounding community and recommended that the site  be  taken  into  to  trust  by the  United  States  as a site  for  gaming activities.

          One of the April 3,  2003  agreements  also  provides  for the  Cayuga
Nation to  participate in the ownership of a  to-be-developed  hotel within five miles of the proposed gaming facility with the Company.  This agreement  further provides for a reciprocal  ten-year  option to acquire up to a 33.33%  ownership interest in the Company's VGM operations, other lodging,  entertainment,  sports and/or retail  facilities,  which may be developed or operated  within a 15 mile radius of the proposed  casino.  The option  becomes  exercisable  only upon the opening date of the gaming facility.

          As  currently  contemplated,  the Cayuga  Catskill  Resort  will be an approximately  $500 million Class III Native  American gaming project with a Las
Vegas style  casino that is expected to have 3,000 slot  machines  and 200 table games.  Development of the project is pending various  government  approvals and financing.

          On June 10, 2004,  the Company  issued a press release  announcing the
Cayuga  Nation  and  the  State  of  New  York  entered  into  a  Memorandum  of
Understanding  (the "MOU")  pursuant to which,  among other things,  the parties agreed that to help settle the Cayuga  Nation's  outstanding  land claim against the State of New York,  the State of New York would enter into a gaming  compact with the Cayuga  Nation  authorizing  the  Cayuga  Nation to operate a Class III gaming  facility at the Raceway  following  receipt of all  requisite  state and federal  approvals.  The MOU set a target  date of  September  30,  2004 for the implementation  of all such necessary  approvals.  The September 30, 2004 target date under the MOU, however, expired without the implementation of the necessary approvals.  The Company has been advised by representatives of the Cayuga Nation that they expect the Company to continue to pursue the objective of the April 3,
2003  agreements  and the Company has been informed of some  continuing  contact between the Cayuga Nation and the State of New York.  However,  to the knowledge of the Company,  there are continuing  differences  between the parties in their efforts to proceed under the MOU.  Moreover,  the most recent  active  proposals under consideration vary in material respects from the framework outlined in the
MOU. Unless the differences between the parties are resolved expediously,  it is unlikely that the approvals  contemplated  by the MOU will be achieved  prior to the expiration of the agreements on December 31, 2004.

          At such time, the Cayuga Nation and the Company will be free to either renew or modify the current  agreements or to seek other  partners.  The Company has been and intends to continue to explore  future  development  opportunities, including  both gaming and non-gaming  resort  development.  These  alternatives include the  development of Class III gaming  facilities both within and outside the State of New York, including  discussions with persons owning or controlling other  locations  within  and  outside  Sullivan  County.  One of the  Company's existing  agreements  with  the  Cayuga  Nation  contains  broad  language  that restricts the ability of the parties to hold certain  discussions  pertaining to development of another Class III gaming  facility  within  Sullivan County until after December 31, 2004. The Company  intends to respect the purposes and intent of this agreement,  but deems it prudent to be active in exploring its strategic alternatives at this time.

          There are two  significant  preconditions  that must be met before the
Cayuga Nation can operate gaming at the Cayuga Catskill Resort.  First, title to the proposed  29-acre site must be transferred to the United States and accepted into trust for the benefit of the Cayuga Nation.  Second, the Cayuga Nation must enter into a Class III gaming compact with the State of New York.

OTHER CASINO DEVELOPMENT OPERATIONS

          On August 19, 2004, the Company  entered into a letter  agreement with the Tribe, to develop a gaming facility in the Catskills region of New York. The agreement provides for the Company to supply technical and financial  assistance to the  Tribe  and  to  serve  as  its  exclusive  partner  in the  development, construction,  financing,  operation and management of the proposed casino.  The agreement  is for a term of one  year  and  became  effective  immediately.  The
Company  will also  provide  technical  assistance  and support  relating to the settlement  of its land claim  against the State of New York.  The Company  will provide  development  assistance of $35,000 per month to the Tribe in connection with the establishment  and initial  operations of a tribal gaming authority for
New York gaming operations.

          The agreement calls for the Company and the Tribe to separately  enter into a management  agreement and  development  agreement for the project through good faith negotiations and submit the management  agreement for approval to the
National Indian Gaming Commission. All of the provisions of the above agreements relating to the  management  of the casino are subject to review and approval by the National Indian Gaming Commission prior to becoming effective.  Pending such approval  and as a result of such  review,  such  provisions  may be  amended or supplemented by the parties.

            On November 12, 2004, the State of New York and the Tribe  announced execution  of a  settlement  agreement  relating to the Tribe's  land claims and development of a Native  American  casino to be located in the Town of Thompson,
Sullivan  County.  The  agreement  provides that the State and Tribe shall enter into a mutually satisfactory Class III gaming compact to operate a casino in the
Catskills, subject to approval of the Secretary of the Interior. The Company has urged the State and the Cayuga Nation to pursue a similar  settlement  agreement prior to December  31, 2004,  on which date the  Company's  agreements  with the
Cayuga Nation terminate.

MONTICELLO RACEWAY DEVELOPMENT

          Monticello Raceway Development is a New York limited liability company with the exclusive right to design, engineer,  develop, construct, and furnish a
Class III Gaming  facility that will be developed on 29 of the 232 acres of land
at  the  Monticello  Raceway  in  Monticello,   New  York.   Monticello  Raceway
Development  also has the exclusive  right to develop the remaining 203 acres of land to provide for  activities  supportive  of gaming,  such as  lodging,  food service and  retail.  Monticello  Raceway  Development's  operating  results are reported in the  consolidated  results of Empire  Resort's.  The first reporting period  reflected in Empire Resorts  consolidated  results was the period ending
March 31, 2004.

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

          Monticello  Raceway  Development,  in  connection  with its gaming and development activities,  capitalizes certain legal,  architectural,  engineering and  environmental  study fees, as well as other costs  directly  related to the gaming license and development of the real estate.  During the nine months ended
September 30, 2004,  Monticello Raceway  Development  capitalized  approximately
$3.5  million  of  additional  costs  associated  with  the  casino  development projects.  Capitalized  costs  that are  specifically  related  to either of the
Native  American  projects are refundable  under certain  circumstances  and are non-interest-bearing.  When the financing of the relevant operation is completed the gaming  license and  development  costs will be evaluated for refund ability and when the  operations  of a proposed  casino  commence the  balance,  if any, systematically  recognized over a determinable  period.  These capitalized costs are periodically  reviewed for impairment.  Should the Cayuga Nation of New York fail to  negotiate a Compact  with the State of New York by December 31, 2004 or the parties  fail to agree to extend the  agreements  the Company will write off the costs  specifically  related to the Cayuga Catskill Resort. At September 30,
2004, Monticello Raceway Development employed four full-time employees.

          The Company believes that either of the management  contracts with the
Cayuga  Nation  trust land  casino or the  agreements  with the Tribe,  with all appropriate  approvals,  will  generate  more  revenue  in the first year of the contract than the gaming related  capitalized  costs at September 30, 2004. Most of the costs that are  capitalized  at  September  30,  2004 will be  reimbursed through provisions of the contracts.  We are currently  evaluating the available deferred tax asset to utilize when this revenue becomes realizable.

MONTICELLO CASINO MANAGEMENT

          Monticello Casino Management was formed by us and CDL in July 2000 for the stated  purpose of managing the  operations  of a casino and related  gaming activities on the 29 acres of trust land.

          On April 3, 2003,  Monticello Casino Management  entered into a gaming facility management  agreement with the Cayuga Nation of New York and the Cayuga
Catskill Gaming Authority,  an  instrumentality of the Cayuga Nation of New York which was formed to develop and  conduct  gaming  operations  on the 29 acres of trust land. The deadline for the effectiveness of such agreement was extended on
June 25, 2004 to December 31, 2004. This  agreement,  the Cayuga Catskill Gaming
Authority  retained  Monticello  Casino  Management  to manage all casino  style gaming activities,  other than horserace wagering,  that may be conducted on the land for seven years  commencing  upon the National  Indian Gaming  Commission's approval of the agreement.  Monticello  Casino Management has also been retained to manage all lawful commercial activities on the land related to gaming such as automatic teller machines,  food service,  lodging and retail. At the same time,
Monticello  Casino  Management has agreed to assist the Cayuga  Catskill  Gaming
Authority obtain financing for the gaming enterprise and all related  commercial activities.  In exchange for these  services,  Monticello  Casino  Management is entitled to receive a management  fee equal to 35% of the net  revenues  derived from the operations it manages.  Monticello Casino Management is entitled to pay itself  its  management  fee on or before the 25th day of each  calendar  month.
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

          Monticello Casino Management's  financial results will be reflected in the consolidated  results of Empire Resorts.  At September 30, 2004,  Monticello
Casino Management did not have any full-time employees or operations.

COMPETITION

          We believe  that the Raceway and Cayuga  Catskill  Resort are uniquely situated to be successful  as the site for enhanced  gaming  operations,  as the site is less than 90 miles northwest of New York City,  making it a shorter trip from the nation's most populous  metropolitan  area than either Atlantic City or any  regional  Native  American  casino,  including  Foxwoods and Mohegan Sun in
Connecticut.  There are  approximately one million adults living within 50 miles of the Raceway and approximately  18.4 million adults living within 100 miles of the Raceway  with an average  household  income of  approximately  $76,000.  The
Raceway is  directly  adjacent  to Highway  17, has highly  visible  signage and convenient  access  and is less than 1,000  feet from the  highway.  There is no direct  competition at this time for our VGM  operations  within 85 miles of the
Raceway.  However,  on July 4,  2004,  the State of  Pennsylvania  enacted a law allowing for the operation of up to 61,000 slot  machines at 14 gambling  halls, including seven racetracks,  five stand-alone parlors, and two resorts. Pursuant to this new law, slot machine  facilities  could be developed within 30 miles of the Raceway that compete directly with our VGM operation.  Furthermore,  while a number of  prospective  competitors  have  expressed  interest in sponsoring the development of another Native American casino in the Monticello,  New York area, we believe that each of them is at a competitive  disadvantage  given our site's ease of access,  our  ability to offer  horse  racing  and VGMs in  addition  to
regular  casino  gambling,   and  our  belief  that  we  and  our  partners  are
considerably  further along in the  regulatory  approval  process than any other competitor.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          The  following  is a  brief  discussion  of  the  critical  accounting policies  used  in  the  preparation  of  the  Company's  financial  statements, including  accounting  policies and methods used by the Company,  which  require subjective  judgments and are considered very important to the  understanding of the Company's financial condition.

          The significant  accounting  estimates  inherent in the preparation of
our  financial   statements  include  estimates   associated  with  management's
evaluation of the recoverability of gaming related  capitalized costs,  accounts receivable and advances to tribal gaming authorities.

          In December 2002, the FASB issued  Statements of Financial  Accounting
Standards  No. 148  "Accounting  for  Stock-Based  Compensation--Transition  and
Disclosure--an  amendment of FASB Statement No. 123". This Statement amends FASB
Statement  No.  123,  "Accounting  for  Stock-Based  Compensation",  to  provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee  compensation.  In addition,  this
Statement  amends  the  disclosure  requirements  of  Statement  123 to  require prominent  disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported  results.  Effective January 1, 2003 the Company adopted this  standard  and will  report  the fair  value  recognition  provisions  on a prospective  basis.  Recognition  of expenses  associated  with the  issuance of options could have a material effect on operating  results in the interim period that the options are issued.

RESULTS OF OPERATIONS

     THREE  MONTHS  ENDED  SEPTEMBER  30, 2004  COMPARED TO THREE  MONTHS  ENDED
     SEPTEMBER 30, 2003

    The  operations of the Company  during the three months ended  September 30,
2004 and 2003 were not similar  due to the merger with CDL and its  subsidiaries and the commencement of new the VGM operations on June 30, 2004.

    REVENUES. Revenues increased approximately $19 million for the quarter ended
September 30, 2004. The increase was due to the VGM operations that started June
30, 2004.

    OPERATING COSTS. Operating costs increased approximately $19 million for the quarter  ended  September  30,  2004  due to the  start up and  operating  costs associated with the VGM operations.

    SELLING,  GENERAL AND  ADMINISTRATIVE.  Selling,  General and Administrative
expenses  increased  approximately  $732,000  in the third  quarter of 2004 from costs associated with the VGM operations.

    DEPRECIATION AND  AMORTIZATION.  Depreciation  and amortization  expense was
approximately   $316,000  and  $178,000  respectively  for  the  quarters  ended
September 30, 2004 and 2003.  This variance was due to  depreciation of building improvements,  furniture,  fixtures and equipment  additions relating to the VGM operations.

     NINE  MONTHS  ENDED  SEPTEMBER  30,  2004  COMPARED  TO NINE  MONTHS  ENDED
     SEPTEMBER 30, 2003

    The  operations  of the Company  during the nine months ended  September 30,
2004 and 2003 were not similar  due to the merger with CDL and its  subsidiaries and the commencement of the new VGM operations on June 30, 2004.

    REVENUES.  Revenues increased  approximately $20 million for the nine months ended September 30, 2004 due to the VGM operations.

    OPERATING COSTS. Operating costs increased approximately $23 million for the nine months ended  September  30, 2004 due to the start up and  operating  costs associated with the VGM operations.

    SELLING,  GENERAL AND  ADMINISTRATIVE.  Selling,  General and Administrative
expenses increased  approximately $4 million for the nine months ended September
30, 2004 from stock-based  compensation of approximately  $2.2 million and costs associated with the VGM operations.

    DEPRECIATION AND  AMORTIZATION.  Depreciation  and amortization  expense was approximately $336,000 and $526,000 respectively for nine months ended September
30, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Net  cash  used in  operating  activities  during  the  nine  months  ended
September 30, 2004 totaled $7.7 million,  which is primarily attributable to the start-up costs associated with the VGM operations and increased  payroll for new employees.

     Net cash used in  investing  activities  in during  the nine  months  ended
September 30, 2004 totaled $30.2 million,  consisting primarily of approximately
$28 million in  purchases  of property  and  equipment  and  approximately  $2.1 million in costs associated with the casino development project.

     Net cash  provided by  financing  activities  during the nine months  ended
September 30, 2004 totaled $50.7  million,  which is primarily  attributable  to approximately  $30.4  million from the  proceeds of the sale of stock  through a private  placement  and  approximately  $62.2  million  from the sale of  senior convertible notes, offset by the excess of market value over carrying value that was  recorded as a reduction  to equity for the  related  party  purchase of the property and equipment,  stock issuance  expenses of $2.3 million,  $5.1 million for the  repayment of  promissory  notes,  and the repayment of the $3.5 million note  issued  to The  Berkshire  Bank.  (See  Notes H, I and J to the  Financial
Statements)

     To prepare the property at the Monticello  Raceway for the VGM  operations, the Company had  contractual  obligations  relating to  construction  of the VGM renovations  of  approximately  $21  million.  The  balance  outstanding  of the original  contract was  approximately  $2.5 million at September 30, 2004 and on
November 9, 2004 the balance was paid in full.

          Monticello  Raceway  Management  recorded a $3.5  million loss for the nine months ending September 30, 2004, excluding inter-company allocations.  The net loss was mainly  attributable  to  non-recurring  costs  associated with the start-up of the VGM operations  and the lease expense for the raceway  property.
The  pari-mutuel  operation  in the past has usually  generated a yearly  profit however the Raceway has experienced a decrease in gross revenues due to a change in the law allowing the State's OTB  operations  to take an unlimited  number of tracks effectively limiting the exposure of Monticello's races in the OTB, and a dispute in regards to off track betting parlor Dark Day money. Dark day money is revenue  received from OTBs when racing is held at the Raceway and  thoroughbred racing facilities are closed.  The Company estimates the disputed dark day money at  approximately  $500,000 at September  30, 2004. If favorably  resolved,  the
Company will recognized the additional revenue.

     Any revenue projections would be base on information without any historical data due to the start-up of the new VGM operations,  which produces the majority of Monticello Raceway Management's revenue. It could be assumed that the revenue flow from the VGM operations  would follow a seasonal trend line with the winter months  producing  fewer  guests.  Therefore,  the Company  does not believe the revenue  results for the third  quarter of 2004 will be indicative of the yearly total revenue.

     On January 12, 2004, in order to better focus on the  development  of a VGM program at the Raceway and current business  arrangements with the Cayuga Nation and as a condition to the  consolidation  transaction with CDL, all interests of the  plaintiffs,  including  any  interest  of  the  Company,  with  respect  to
litigation   against   Caesars   Entertainment,   Inc  which  alleged   tortuous
interference with contractual and business relationships,  were transferred to a liquidating litigation trust. The Company agreed to provide the litigation trust with a $2.5 million line of credit.  For the nine months  ending  September  30,
2004 the Company advanced approximately $250,000 in draws on the line of credit.
Due to the  unpredictable  nature  of the  litigation  and the  pending  motions currently  under  review the  Company  provided  for a  valuation  allowance  of approximately $250,000 against the receivable from the litigation trust.

     On January 30,  2004,  the  Company,  with the  assistance  of  Jefferies &
Company,  closed a private sale of 4,050,000  shares of common stock to multiple investors  at a price of $7.50 per  share.  This sale of the  registered  shares increased by approximately $30 million,  less expenses,  the Company's funds for development  and  operations.  On February 13, 2004,  a  registration  statement covering the resale of the shares  privately  placed by Jefferies & Company went effective.

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

     On July 16, 2004,  the Company sold $65 million of 5.5% senior  convertible notes,  guaranteed by its material subsidiaries,  that are presently convertible into  approximately  4.7 million shares of common stock at a conversion price of
$13.75 subject to adjustment  upon the occurrence or  non-occurrence  of certain events.  The notes were issued on July 26, 2004 with a maturity date of July 31,
2014. The Company will make interest  payments  semi-annually.  The Company used part of the offering  proceeds to acquire 232 acres of land and buildings at the
Monticello Raceway in Monticello,  New York, from CDL, a related party, to repay certain indebtedness, to complete renovations at the Monticello Raceway, to fund certain  development costs in connection with the Cayuga Catskill Resort and for general corporate purposes.

     The  notes  were  sold by the  initial  purchaser  in a Rule  144A  private offering to qualified  institutional  buyers and were not  registered  under the
Securities  Act of 1933.  In  September of 2004 a shelf  registration  statement covering the resale of the notes and common stock  issuable  upon  conversion of the notes was filed with the SEC and subsequently  declared effective October 4,
2004.

     On July 26, 2004,  approximately  $5.3 million of proceeds  from the senior convertible  notes was expended to pay in full the  obligation of the promissory notes  payable and accrued  interest  due to the  Bryanston  Group and  Beatrice
Tollman.

     On July 26,  2004,  approximately  $38 million of proceeds  from the senior convertible notes was expended to terminate a ground lease covering 232 acres in
Monticello,  New York,  and the  improvements  thereon,  owned by CDL, a related party, by purchasing such leased  property.  Purchase of the land will allow the
Company to benefit  from  certain  real  estate tax credits  resulting  from its recent investment in improvements on the land.

     On August 19,  2004,  the Tribe,  and the Company  entered  into a one year agreement  where the  Company  agreed to  provide  $35,000  per month to pay the expenses of establishing the tribal gaming authority or similar organization for the Tribe to oversee its gaming activities and other gaming related costs. These advances  will be  refunded  to the  Company  when the  development  project  is financed.

          On November 12,  2004,  the Company  entered into a binding  agreement with Concord Associates Limited  Partnership and an affiliate for acquisition of the Concord and  Grossinger's  Resort Hotels and Golf Courses.  The  acquisition includes  casino  and  hotel  development  sites,  and a 72  hole  golf  course, including the Monster, International,  Challenger and Grossinger's Golf Courses.
Concord Associates  Limited  Partnership is a joint venture owned 46% by Reckson
Strategic Venture Partners, a real estate venture capital fund.

          As  consideration  for the  acquisition,  the  Company  will  issue 18 million  shares of  common  stock to  Concord  Associates  Limited  Partnership, representing  approximately  40% of the total  number of issued and  outstanding common shares of the Company after the closing, on a fully diluted basis and the assumption  of related  debt.  The  closing  is  subject  to certain  approvals, including  a vote in favor of the  transaction  by a majority  of the  Company's shareholders, and regulatory approval of at least one land to trust transfer for a gaming facility at any of the casino development sites owned by the Company or
Concord Associates Limited Partnership.

ITEM 3. CONTROLS AND PROCEDURES

     The Company's  management is responsible for establishing and maintaining a system of  disclosure  controls  and  procedures  (as defined in Rule 13a-15 and
15d-15 under the Securities  Exchange Act of 1934 (the "Exchange Act")) designed to ensure  that  information  required  to be  disclosed  by the  Company in the reports that it files or submits under the Exchange Act is recorded,  processed, summarized and reported, within the time periods specified in the Securities and
Exchange  Commission's  rules and  forms.  Disclosure  controls  and  procedures include,  without  limitation,  controls and procedures  designed to ensure that information  required to be  disclosed by an issuer in the reports that it files or  submits  under the  Exchange  Act is  accumulated  and  communicated  to the issuer's  management,  including its principal executive officer or officers and
principal   financial  officer  or  officers,   or  persons  performing  similar
functions,   as  appropriate  to  allow  timely  decisions   regarding  required
disclosure.

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

     No change occurred in the Company's internal controls concerning  financial reporting  during the third  quarter of the fiscal year ended  December 31, 2004 that has materially  effected,  or is reasonably likely to materially effect the
Company's internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The  Monticello   Harness   Horsemen's   Association,   Inc.   ("Horsemen",
"Horsemen's  Association")  has  brought  multiple  actions  against  Monticello
Raceway Management and an Officer of one of the Company's subsidiaries.

     One of the actions seeks  approximately  $1.6 million to be credited to the
Horsemen's  purse  account,  and an additional  $4 million in punitive  damages.
Another  case is  questioning  a racing  series that  purportedly  violated  the contract with Monticello Raceway Management.

     Another  seeks  monetary  damages of  approximately  $500,000,  claims that certain  monies  (approximately  $80,000) which should have been used solely for
"overnight  purses"  were  expended by the Raceway for a special  racing  series known as the William  Sullivan Pacing Series,  that management has not increased purses to the Horsemen for overnight  racing as requested by the  Horsemen,  and that management is improperly  holding up  approximately  $400,000 in an account that is earmarked for payment of purses until such time as  management  deems it appropriate.  Another action seeks approximately $2 million in damages, claiming that  management  has withheld  various  simulcasting  and OTB revenues from the
Horsemen's  purse  account  and  deducted  various   unauthorized   simulcasting
expenses.  Management has responded  vigorously to this  litigation,  and at the same time will seek,  if  possible,  to resolve  these  issues in the context of contract negotiations with the Horsemen's Association that are ongoing.

     Another  action  by  the  Horsemen's   Association   sought  an  injunction
preventing management from consolidating the barn area by removing approximately
50% of the barns and moving the Horsemen to different barns and also seeks money damages for such conduct. A temporary  restraining order at the inception of the case was vacated after a hearing,  and the decision of management to consolidate the barn area and deny stall space to certain  Horsemen  was upheld by the Court on the injunction motion.  Management responded vigorously to this litigation as it  challenged  management's  rights  clause in the  contract.  There is further discovery pending.

     The Company's  ability to  participate in New York's VGM program or to help develop  and  manage a Native  American  casino in  conjunction  with the Cayuga
Nation of New York could be hampered  by the  outcome of two  pending  lawsuits,
Dalton v. Pataki and Karr v.  Pataki,  that seek to enjoin the State of New York from proceeding  with the VGM program or permitting the  construction of any new
Native American casinos within the State of New York's borders.  The trial court initially  dismissed both of these cases in May of 2003. The plaintiffs filed an appeal of the trial court's  dismissal.  On July 7, 2004, the Appellate Division of the  Supreme  Court of the State of New York  overturned  the  trial  court's dismissal of certain of the plaintiffs' claims in respect of VGM operations.  In overturning the trial court,  the Appellate  Division ruled that the legislation permitting state sponsored VGM operations is unconstitutional under New York law because  such  legislation  provides  that a portion of the VGM  vendor  fees be
dedicated   to  breeding   funds  and   enhancing   purses  in  violation  of  a
constitutional  mandate that such moneys be applied exclusively to, or in aid or support  of,  education  in the State of New York.  The  office of the  Attorney
General  of the State of New York has filed a notice of appeal  with  respect to the Appellate Division's  invalidation of the VGM legislation.  Should the State of New York both lose its appeal and fail to enact corrective  legislation,  our operations  would be restricted  to the operation of Monticello  Raceway and our proposed management and development of a Native American casino.  Moreover,  the continuation of these lawsuits,  even prior to a definitive ruling on the merits of the cases,  could hamper  fundraising  efforts for the Cayuga Catskill Resort and otherwise  adversely  affect the  implementation  of the Company's  business plan, as investors might be reluctant to invest given the uncertainty  that such a holding would create.

     The opinion,  however,  separately affirmed the decision of the lower court to uphold the  constitutionality  of the  provisions of the law that  authorized expanded  Native  American casino gaming in New York State and found that it was consistent with New York and federal laws.

     On August 5, 2004,  we received a letter from a purchaser of $10 million of notes, in our 5.5% $65 million senior  convertible note offering,  demanding the immediate  rescission of its full note purchase.  This purchaser claims that the offering  circular with respect to these notes was misleading  because it failed to  disclose  the true status of the  litigation  settlement  talks  between the
Cayuga  Nation  of New York and the  State  of New York and the  existence  of a competing  claim in the same lawsuit by the Seneca Cayuga  Tribe.  The purchaser further claims that had these  disclosures been timely made by us, the purchaser would not have  participated in the note offering.  We believe that these claims are without merit and intend to vigorously defend any action that may be brought against  us  with  respect  to the  rescission  of any  note  purchases  by this purchaser.
                                       31

OPERATING ENVIRONMENT

     We are a party from time to time to various  other legal  actions that have arisen in the normal course of business.  In the opinion of our management,  the resolution of these other matters will not have a material and adverse effect on the  consolidated  financial  position,  results of operations or cash flows.

ITEM 6.  EXHIBITS

     10.1 Line of credit dated January 12, 2004 between Empire Resorts,  Inc and
          Catskill   Litigation   Trust  and  related   promissory   note.
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

Dated: November 15, 2004                   /s/ ROBERT A. BERMAN
                                           --------------------
                                           Chief Executive Officer
                                           Robert A. Berman

Dated:  November 15, 2004                 /s/ SCOTT A. KANIEWSKI
                                          ----------------------
                                          Scott A. Kaniewski
                                          Chief Financial Officer