Form 10KSB
period 2004-12-31
EMPIRE RESORTS INC
filed 2005-03-03
CIK 906780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

                   For the fiscal year ended December 31, 2004

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE OF 1934

     For the transition period from __________________ to __________________

                         Commission file number: 1-12522

                              EMPIRE RESORTS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                        13-4141279
----------------------------------------   -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        Route 17B, P.O. Box 5013,
         Monticello, New York                              12701
----------------------------------------   -------------------------------------
        (Address of principal                           (Zip Code)
          executive offices)

Issuer's telephone number: (845) 794-4100

Securities registered under Section 12(b) of the Exchange Act:

          Title of each class               Name of each exchange on which registered

Common Stock, $.01 par value per share           Nasdaq Small Cap Market
----------------------------------------   -------------------------------------

5-1/2% Secured Convertible Notes Due 2014             The PORTAL Market
-----------------------------------------  -------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.01 par value per share
--------------------------------------------------------------------------------
                                (Title of class)

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

     The issuer had revenues of approximately $44,875,000 during the fiscal year ended December 31, 2004.

     The  aggregate   market  value  of  the  issuer's  common  equity  held  by non-affiliates, as of March 1, 2005 was $171,662,126.

     As of March 1, 2005,  there were  26,092,315  shares of the issuer's common equity outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                               TABLE OF CONTENTS
                               -----------------
                                                                        Page
                                                                      ---------

Part I
 Item 1.  Description of Business                                          1
 Item 2.  Description of Property                                         21
 Item 3.  Legal Proceedings                                               22
 Item 4.  Submission of Matters to a Vote of Security Holders             23

Part II
 Item 5.  Market for Common Equity and Related Stockholder Matters        24
 Item 6.  Management's Discussion and Analysis or Plan of Operation       26
 Item 7.  Financial Statements                                            54
 Item 8.  Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure                         81
 Item 8A. Controls and Procedures                                         81
 Item 8B. Other Information                                               81

Part III
 Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act              82
 Item 10. Executive Compensation                                          85
 Item 11. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                     87
 Item 12  Certain Relationships and Related Transactions                  89
 Item 13  Exhibits                                                        91
 Item 14  Principal Accountant Fees and Services                          97

                                     PART I

                           FORWARD-LOOKING STATEMENTS

            This  Annual   Report  on  Form  10-KSB   contains   forward-looking
statements  within the meaning of Section 21E of the Securities  Exchange Act of
1934,  as amended,  and Section 27A of the  Securities  Act of 1933, as amended, reflecting  management's current expectations.  Examples of such forward-looking statements  include our expectations  with respect to our strategy.  Although we believe that our expectations are based upon reasonable  assumptions,  there can be no assurances that our financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements,  or industry results, to be materially different from any future results,  performance or achievements expressed or implied by such  forward-looking  statements.  Numerous factors may affect our actual results and may cause results to differ  materially from those expressed  in  forward-looking  statements  made by or on behalf of us. For this purpose,  any statements  contained herein that are not statements of historical fact may be  deemed  to be  forward-looking  statements.  Without  limiting  the foregoing, the words, "believes," "anticipates," "plans," "estimates," "expects"
and similar expressions are intended to identify forward-looking statements. The important factors discussed in Item  6--Management's  Discussion and Analysis or
Plan of Operation, among others, would cause actual results to differ materially from those  indicated by  forward-looking  statements  made herein and represent management's  current expectations and are inherently  uncertain.  Investors are warned that actual results may differ from management's expectations.  We assume no  obligation  to update the  forward-looking  information  to  reflect  actual results or changes in the factors affecting such forward-looking information.

ITEM 1.        DESCRIPTION OF BUSINESS.

GENERAL

            As used in this  Report,  the  terms  "we,"  "us,"  "our"  and  "the
Company"  refer to Empire  Resorts,  Inc.  which  was  organized  as a  Delaware corporation  on March  19,  1993,  and since  that time has  served as a holding company for  various  subsidiaries  engaged in the  ownership,  development  and operation of racing and gaming facilities.  We incorporated under the name Alpha
Hospitality  Corporation  and  changed our name to Empire  Resorts,  Inc. in May
2003.  For much of our history,  we  concentrated  on  riverboat  casinos in the southern United States,  with nominal  holdings in the mid-Atlantic  states.  In
2002 this focus shifted, as we commenced the liquidation of our holdings outside the Catskills  region of the State of New York, and by the end of 2003 we had no
direct  operations  or  meaningful  assets  other  than a minority  interest  in
Catskill   Development,   L.L.C.   ("Catskill   Development"),   the   owner  of
approximately 232 acres of land in Monticello, New York, the sole stockholder of
Monticello Raceway Management,  Inc.  ("Monticello  Raceway Management") and the
controlling  member of Monticello  Casino  Management,  LLC ("Monticello  Casino
Management").

            In January  2004,  we  acquired  from the  members of both  Catskill
Development and Monticello Raceway Development Company, LLC ("Monticello Raceway
Development") all of the outstanding  membership  interests and capital stock of
Monticello Raceway Management,  Monticello Casino Management, Monticello Raceway
Development  and Mohawk  Management,  LLC in  exchange  for 80.25% of our common stock,  calculated on a post-consolidation,  fully diluted basis (the "Merger").
Monticello Raceway Management,  Monticello Casino Management, Monticello Raceway
Development and Mohawk Management, LLC own all of the development and management rights with respect to a Native  American  casino to be developed in conjunction with the Cayuga Nation of New York on 29 of the 232 acres of land in Monticello,
New York.

            Although  we were the legal  survivor  in the  Merger and remain the registrant  with  the  Securities  and  Exchange  Commission,  under  accounting principles generally accepted in the United States, the Merger was accounted for as a reverse  acquisition,  whereby  Catskill  Development  was  considered  the
"acquirer" for financial reporting purposes as we had no significant  operations at that time and Catskill  Development's members controlled more than 50% of the
post  transaction  combined  company.   Among  other  matters,   reverse  merger
accounting  requires us to present in all financial  statements and other public
information  filings,   prior  historical  and  other  information  of  Catskill
Development,  and a retroactive restatement of Catskill Development's historical stockholders  investment  for the  equivalent  number of shares of common  stock received in the Merger.

            We have made, and may continue to make, investments in personnel and resources  to further  our  efforts to grow our  business  within the gaming and hospitality  industry which may involve  material  increases to our expenses and expenditures of additional  capital.  We plan to grow and diversify our business through  marketing  our  services  to gaming and  hospitality  clients,  seeking consulting  relationships  with additional gaming clients and being receptive to acquisitions, joint ventures or other growth opportunities

            Through  our  subsidiaries,  we intend to develop  multi-dimensional gaming  resorts  in  Sullivan  County,  New  York  and  gaming  and  hospitality operations  outside of the State of New York.  Our current plan  includes  horse racing,  video  gaming  machines  ("VGM"),  Native  American  Class  III  gaming facilities  and other  non-gaming  resort  development.  We  continue to explore numerous other possible development projects.

            We currently  operate  Monticello  Raceway,  a harness  horse racing facility  located in Monticello,  New York,  just 90 miles northwest of New York
City. On June 30, 2004, we began  operating  1,744 VGMs on 45,000 square feet of floor space at Monticello Raceway after completing  approximately  $24.0 million of renovations  to the facility.  We also have  agreements  with both the Cayuga
Nation of New York and the Seneca Cayuga Tribe of Oklahoma to develop and manage two Native  American  casinos on land either  adjacent to Monticello  Raceway or elsewhere  in the  Catskills  region  of the  State of New  York.  As  currently contemplated,  each Native American gaming project will cost  approximately $500 million and will include a casino with 3,000 slot  machines and 200 table games, all of which will be Class III games as defined in the Indian Gaming  Regulatory
Act of 1988.  Consistent with these pursuits,  on November 12, 2004, we, Concord
Associates Limited  Partnership and Sullivan Resorts,  LLC entered into a letter agreement  pursuant  to which we agreed to,  among  other  things,  acquire  (i)
Grossinger's  Resort Hotel and Golf Course,  consisting of an approximately  600
acre  parcel  of  land,  various  hotel  buildings,   golf  course  and  related
facilities,  (ii) The Concord  Hotel,  consisting of an  approximately  166 acre parcel  of land,  hotel  buildings,  the  Challenger  golf  course  and  related facilities  and  (iii) The  Concord  Resort  and Golf  Club,  consisting  of the
International  golf course, the ground lease for the Monster golf course, a club house,  and lodging and support  facilities  (collectively,  the "Concord Resort
Property"),  from Concord Associates  Limited  Partnership and Sullivan Resorts,
LLC in exchange for 18 million  shares of our common stock (or its equivalent on
a  fully-diluted   basis)  and  the  assumption  of  certain   indebtedness  and
liabilities  not to exceed $30 million.  Each of these  properties is located in the Catskills region of the State of New York.

REVERSE STOCK SPLIT

            In June 2001,  we  consummated  a  one-for-ten  reverse split of our outstanding common stock, such that each ten shares of common stock subsequently represented one outstanding share of common stock. No scrip or fractional shares were issued in connection with the reverse split.

THE EXISTING PROPERTY

     Monticello Raceway currently features:

     o 1,744 VGMs;

     o live harness horse racing;

     o year-round  simulcast  pari-mutuel  wagering on thoroughbred  and harness horse racing from across the country;

     o a  5,000-seat  grandstand  and  a  100-seat  clubhouse  with  retractable windows;

     o parking spaces for 2,000 cars and 10 buses;

     o a 350-seat buffet and food court with three outlets;

     o a large central bar and an additional clubhouse bar; and

     o an entertainment lounge with seating for 75 people.

The  current  plans for the  Native  American  casino  resort at  Monticello  is expected to feature:

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

The plans  are only in a  preliminary  stage  and are  subject  to  approval  by relevant  government  authorities  and the Cayuga Nation of New York.  Our plans with respect to our proposed  facility at the Concord  Resort  Property are less well developed at this point.

COMPETITIVE ADVANTAGES

            We believe  that our  efforts to develop  new gaming  operations  at
Monticello  Raceway  and at the  two  Native  American  casino  resorts  will be successful  because the sites are  approximately  90 miles northwest of New York
City, making it a shorter trip from the nation's most populous metropolitan area than either  Atlantic City or any regional  Native  American  casino,  including
Foxwoods and Mohegan Sun in  Connecticut.  There are  approximately  1.3 million adults living within 50 miles of Monticello Raceway.  In addition,  roughly 18.4 million  adults  live  within  100 miles of  Monticello  Raceway,  an area where household income averages approximately $76,000.  Monticello Raceway is directly adjacent to Highway 17, has highly visible signage and convenient access, and is less than 1,000  feet from the  highway's  exit.  There is  currently  no direct competition  for our VGM  operations  within  85  miles of  Monticello  Raceway.
However,  Yonkers Raceway and Aqueduct Raceway,  two racetracks in New York City propose developing VGM operations, and the governor or New York has proposed the development of three additional Native American casinos in the Catskills region, in addition to the two casinos that we propose to develop.

STRONG GAMING MARKET

            The table below illustrates the strength of the northeastern  United
States  gaming  market,  with the Atlantic City casinos in New Jersey and Native
American casinos in Connecticut generating slot win of nearly $5 billion.

                                                                  TOTAL GAMING WINS
                                                                 GAMING                       WIN PER
                   CASINO            SLOTS        TABLES         WIN(1)       SLOT WIN(1)  SLOT PER DAY
                   ------            -----        ------         ---          --------     ------------

      Foxwoods Casino                6,934          354(2)     $     NA       $  805.6      $  318
      Mohegan Sun                    6,248          290(3)      1,123.1(3)       832.8         365
      Atlantic City Casinos (12)    42,006        1,408         4,820.7        3,562.0         269

       -------------------------------------------------------------------------
       SOURCE:  ALL  INFORMATION  AS OF NOVEMBER  30, 2004 AND FROM THE STATE OF
       CONNECTICUT  DIVISION OF SPECIAL  REVENUE AND NEW JERSEY  CASINO  CONTROL
       COMMISSION, UNLESS OTHERWISE NOTED.
       (1) FIGURES IN MILLIONS.
       (2) MOST RECENT DATA FROM FOXWOODS CASINO'S WEBSITE.
       (3) FOR THE FISCAL YEAR ENDED SEPTEMBER 30 , 2004 FROM MOHEGAN
TRIBAL GAMING AUTHORITY'S PUBLIC FILINGS.

            The  table  below  illustrates  win per  gaming  device  per day for racetrack  operations  with  VGM  operations,  also  known  as  racinos,  in the northeastern United States for which data is publicly  available.  On average, a typical  racino  generates  over $240 of win per gaming device per day on nearly
2,000 gaming devices.

                                 WIN PER GAMING      AVERAGE NUMBER OF
                   RACINO      DEVICES (1) PER DAY   GAMING DEVICES (1)   TOTAL WIN(2)
                   ------      -------------------   ------------------   ---------
          Lincoln, RI               $337                 2,543              $302.5
          Charles Town, WV           270                 3,616               355.8
          Wheeling Downs, WV         232                 2,248               190.2
          Delaware Park, DE          293                 2,453               261.6
          Dover Downs, DE            208                 2,449               185.9
          Mountaineer, WV            219                 3,158               252.1
          Newport, RI                218                 1,020                78.8
          Harrington, DE             202                 1,434               105.9
          Tri-State, WV              113                 1,574                65.1
          Average                   $240                 2,278              $199.8

          SOURCE:  FOR  THE  LATEST  TWELVE  MONTHS  ENDED  DECEMBER  2004  FROM
          INDIVIDUAL STATE GAMING COMMISSIONS.

          (1) THE TERM "GAMING  DEVICES" IS INCLUSIVE OF BOTH SLOT  MACHINES AND
              VIDEO GAMING MACHINES.

          (2) FIGURES IN MILLIONS.

CASINO DEVELOPMENT

            We have  agreements  with both the Cayuga Nation of New York and the
Seneca  Cayuga  Tribe of  Oklahoma  to develop  and  manage two Native  American casinos.  One is proposed on land adjacent to  Monticello  Raceway and the other will be  elsewhere  in the  Catskills  region of the  State of New York.  If our transaction  for the  Concord  Resort  Property  is  consummated,  we propose to develop some of the land at the Concord Resort Property into the other casino.

            On April 3, 2003, Monticello Casino Management, the Cayuga Nation of
New York and the Cayuga Catskill Gaming  Authority,  an  instrumentality  of the
Cayuga Nation of New York formed to develop and conduct gaming operations signed an initial form of gaming  facility  management  agreement.  This  agreement was subsequently  extended in January 2005 to June 30, 2005. Our agreements with the
Cayuga Nation of New York were entered into through our principal subsidiaries.

            Separately,  on August 19, 2004, we entered into a letter  agreement with the Seneca Cayuga Tribe of Oklahoma, a federally recognized Native American tribe,  which  provides  for the  development  of a  trust  land  casino  in the
Catskills region of the State of New York. The letter agreement  provides for us to supply  technical  and  financial  assistance  to the Seneca  Cayuga Tribe of
Oklahoma and to serve as the Seneca Cayuga Tribe of Oklahoma's exclusive partner in the  development,  construction,  financing,  operation and management of the proposed casino. The letter agreement is for a term of one year.

            Under the letter agreement with the Seneca Cayuga Tribe of Oklahoma, we will provide  technical  assistance and support relating to the settlement of the Seneca Cayuga Tribe of Oklahoma's  land claims against the State of New York and, subject to certain limitations under an agreement between us and the Cayuga
Nation  of New  York,  will  assist  the  Seneca  Cayuga  Tribe of  Oklahoma  in identifying  an  appropriate  site in the  southern  tier of New York State as a location for the proposed Native  American  casino resort.  We will also provide development  assistance  of  $35,000  per month to the  Seneca  Cayuga  Tribe of
Oklahoma in connection with the establishment and initial operations of a tribal gaming authority for New York gaming operations.

            The letter  agreement  also calls for us and the Seneca Cayuga Tribe of Oklahoma to  separately  enter into a management  agreement  and  development agreement  for the project  through  good faith  negotiations  and to submit the management  agreement for approval to the National Indian Gaming Commission.  We have not yet negotiated the terms of our management and  development  agreements with the Seneca  Cayuga Tribe of Oklahoma.  All of the  provisions  of the above agreements  relating to the management of the Native  American casino resort are subject to review and approval by the National Indian Gaming Commission prior to becoming  effective.  Pending such approval and as a result of such review, such provisions may be amended or supplemented by the parties.

OPERATIONS

            We operate through three principal subsidiaries:  Monticello Raceway
Management,  Monticello  Casino  Management and Monticello  Raceway  Development
Company. Currently, only Monticello Raceway Management generates revenue, as the operations  of our other two  subsidiaries  are  contingent  upon the receipt of certain federal and state regulatory approvals.

MONTICELLO RACEWAY MANAGEMENT

RACETRACK OPERATIONS

            Monticello  Raceway  Management  is  a  New  York  corporation  that operates  Monticello  Raceway,  a  harness  horse  racing  facility  located  in
Monticello,  New York.  Monticello  Raceway  began  operation in 1958 and offers pari-mutuel  wagering on live harness  racing  throughout  the year,  along with year-round  simulcasting from various harness and thoroughbred racetracks across the country. Monticello Raceway derives its revenue principally from:

            o    wagering at Monticello  Raceway on live races run at Monticello
                 Raceway;

            o    fees from  wagering at  out-of-state  locations on races run at
                 Monticello Raceway using export simulcasting;

            o    revenue  allocations,   as  prescribed  by  law,  from  betting
                 activity  at  off-track  betting  facilities  in New York City,
                 Nassau  County  and the  Catskills  region  of the State of New
                 York;

            o    wagering  at  Monticello   Raceway  on  races   broadcast  from
                 out-of-state racetracks using import simulcasting; and

            o    admission  fees,  program  and  racing  form  sales,  food  and beverages sales and certain other ancillary activities.

            SIMULCASTING. Over the past several years, import and, particularly, export  simulcasting  has become an  increasingly  important  part of Monticello
Raceway's business.  Simulcasting is the process by which a live horse race held at one facility  (the "host  track") is  transmitted  to another  location  that allows its patrons to wager on that race.  Amounts  wagered  are then  collected from each off-track  betting location and combined into appropriate pools at the host track where the final odds and payouts are  determined.  With the exception of a few holidays,  Monticello Raceway offers year-round simulcast wagering from racetracks across the country,  including Churchill Downs, Hollywood Park, Santa
Anita Racetrack,  Gulfstream Park,  Aqueduct Raceway,  Belmont Park and Saratoga
Racecourse. In addition, races of national interest, such as the Kentucky Derby,
Preakness  Stakes and Breeders' Cup supplement  regular  simulcast  programming.
Monticello  Raceway  also exports  live  broadcasts  of its races to casinos and off-track betting facilities in Nevada, New York and Connecticut.

            PARI-MUTUEL WAGERING. Monticello Raceway's racing revenue is derived
from  pari-mutuel   wagering  at  the  track  and  government  mandated  revenue allocations  from  certain  New  York  State  off-track  betting  locations.  In pari-mutuel  wagering,  patrons bet against  each other  rather than against the operator of the facility or with pre-set odds.  The dollars  wagered form a pool of funds from which  winnings are paid based on odds  determined by the wagering activity.  The  racetrack  acts as a  stakeholder  for the wagering  patrons and deducts from the amounts wagered a "take-out" or gross commission from which the racetrack  pays state and county taxes and racing purses.  Monticello  Raceway's pari-mutuel  commission  rates are fixed as a percentage  of the total handle or amounts wagered.

            LICENSING REQUIREMENTS. As the owner and operator of a harness horse racing facility in New York State,  Monticello  Raceway Management is subject to various regulatory requirements. All horse racing and pari-mutuel wagering, both on-track  and  off-track,  in the State of New York is  overseen by the New York
State  Racing  and  Wagering  Board and  subject  to the  rules and  regulations provided  under the Racing,  Pari-mutuel  Wagering and Breeding Law of 1983,  as amended.  This law requires that  Monticello  Raceway  Management be licensed to operate Monticello Raceway. This license must be renewed annually.  The New York
State  Racing  and  Wagering  Board can deny a license  renewal  for  failure to properly  maintain  Monticello  Raceway.  The New York State Racing and Wagering
Board can also deny Monticello  Raceway  Management's  license renewal if any of its or our officers,  directors or stockholders,  or any party owning stock or a share of the profits,  or participating in the management of Monticello  Raceway
Management:

            o    is convicted of a crime involving moral turpitude;

            o    engages in bookmaking or other forms of illegal gambling;

            o    is found guilty of any fraud or misrepresentation in connection with racing or breeding;

            o    violates or attempts to violate any law,  rule or regulation of any racing  jurisdiction for which suspension from racing might be imposed in such jurisdiction;

            o    violates  any rule,  regulation  or order of the New York State
                 Racing and Wagering Board; or

            o    is found  to have  experience,  character  or  general  fitness inconsistent with the best interests of racing generally.

            Our  directors and certain of our  employees  and  stockholders  and certain of  Monticello  Raceway  Management's  employees are also required to be licensed  by the New  York  State  Racing  and  Wagering  Board  based  on their perceived  amount of  influence  over  Monticello  Raceway's  operations.  These individuals  can be denied a license or have their licenses  revoked should they commit any of the acts described above which would jeopardize Monticello Raceway
Management's annual license renewal.

            Since we are the sole stockholder of Monticello Raceway  Management, whenever a stockholder of ours that holds 25% or more of our  outstanding  stock transfers any shares of stock, the Racing, Pari-mutuel Wagering and Breeding Law of 1983 requires that the person  receiving stock file an affidavit with the New
York State Racing and Wagering Board stating that the recipient will be the sole beneficial owner of the transferred stock, and whether or not the recipient:

            o    has ever been convicted of a crime involving moral turpitude;

            o    has  ever  engaged  in  bookmaking  or other  forms of  illegal gambling;

            o    has ever been found guilty of any fraud or misrepresentation in connection with racing or breeding;

            o    has ever been  found  guilty of any  violation  or  attempt  to violate any law, rule or regulation of any racing  jurisdiction for which  suspension  from  racing  might be  imposed  in such jurisdiction; or

            o    has ever violated any rule, regulation or order of the New York
                 State Racing and Wagering Board.

            If the recipient is not, or will not be, the sole  beneficial  owner of the transferred stock, then the New York State Racing and Wagering Board must be supplied with the terms of the agreement or  understanding  pursuant to which the stock will be held,  including  a detailed  statement  of any other  party's interest  in such  stock.  If the New  York  State  Racing  and  Wagering  Board
determines  that it is  inconsistent  with the public  interest,  convenience or necessity, or with the best interests of racing generally, for such recipient to be a stockholder of record,  or the beneficial  owner of any interest in us or a party that owns 25% or more of our stock, the New York State Racing and Wagering
Board may order such  recipient  to dispose  of our stock or  interest  within a specified period of time. Furthermore,  any stock certificate denoting an equity interest in us is required to bear a legend that states:  "This  certificate  of stock is  transferable  only subject to the  provisions of section three hundred three of the racing, pari-mutuel wagering and breeding law."

            In  addition,  any  stockholder  may be  required,  upon our written demand,  to sell his,  her or its holdings in us, at a price to be fixed by law, provided such demand is made  pursuant to the written  direction of the New York
State Racing and Wagering Board.

            RACING RIGHTS.  As a licensed  harness horse  racetrack,  Monticello
Raceway is entitled to hold one or more harness horse race meetings each year on any day  except  December  25,  when  live  racing  in the  State of New York is prohibited.  Of the  amounts  wagered on its live races,  Monticello  Raceway is allowed to retain between  14%-20% of Regular Bets (a single bet or wager on one horse),  between  16%-22% of Multiple  Bets (a single bet or wager on two horses such as an "exacta"),  between  20%-30% of Exotic Bets (a single bet or wager on three or more horses such as a "trifecta"), between 20%-36% of Super Exotic Bets
(a  single  bet or wager on six or more  horses  such as a "pick  six")  and the breaks  (the  amount  wagered  at races  where no one  places  a  winning  bet).
Monticello  Raceway  normally  must pay a tax of 1/2 of 1% of the total pool and must  dedicate  6%-15% of the pool to  purses,  depending  on the type of wager.
Additional  amounts may be required to be allocated to purses as provided in its agreement with the track's representative horsemen's association.

            BOND POSTING.  Each year,  Monticello Raceway Management is required to post a bond  with the New York  State  Comptroller's  office,  not to  exceed
$250,000, to ensure that all:

            o    books  and  records  are  maintained  and  reports  are made as required by the Racing,  Pari-mutuel  Wagering and Breeding Law of 1983;

            o    taxes imposed by the Racing,  Pari-mutuel Wagering and Breeding
                 Law of 1983 are paid;

            o    distributions  are made upon  presentation of winning  tickets;
                 and

            o    provisions of the Racing, Pari-mutuel Wagering and Breeding Law of 1983 and the rules  and  regulations  prescribed  by the New
                 York  State  Racing  and  Wagering  Board  and  the  state  tax commission are followed.

Should  Monticello  Raceway  Management  fail to post  such a bond,  it would be subject to fines or the suspension of its racing license.

            BOOKS  AND  RECORDS.   Throughout  the  year,   Monticello   Raceway
Management  must  maintain  its books and  records  so as to  clearly  show by a separate record the total amount of money  contributed to every pari-mutuel pool including  daily double pools,  if any.  Furthermore,  the state tax  commission must,  at all  reasonable  times,  be given  access  to the  Monticello  Raceway
Management's  books and records for the purpose of  examining  and  checking the same and  ascertaining  whether or not the proper  amount or amounts  due to the
State of New York are being paid.

            LICENSES FOR SIMULCAST FACILITIES. A separate license is required in order for  Monticello  Raceway to display and accept  pari-mutuel  wagers on the simulcast of horse races from outside  racetracks.  To obtain such a license, an applicant  is  required  to submit a "plan of  operation"  to the New York State
Racing and Wagering Board containing:

            o    a feasibility  study showing the revenue earnings expected from the simulcast  facility and the expected  costs to operate such facility;

            o    the security measures to be used to protect the transmission of wagering data; and

            o    a description  of the  management  groups  responsible  for the operation of the simulcast facility.

            Even though an  applicant's  plan may be found  acceptable,  the New
York State  Racing and  Wagering  Board  still has the right to deny a simulcast license if it determines that simulcast  wagering may cause any reduction of the total  number  of racing  events  conducted  on an annual or daily  basis at the receiving  track,  or if the receiving  track applying for such license fails to enter into a written agreement with the sending track.

            IN-STATE SIMULCASTING  RESTRICTIONS.  Absent special permission from the New York State  Racing  and  Wagering  Board,  Monticello  Raceway  may only transmit  its signal to a receiving  track in New York so long as the  receiving track is not also  conducting a harness horse race meeting  during the same time and the signal from Monticello Raceway has been made available to all authorized receiving  tracks in the State of New York.  The amount  retained by  Monticello
Raceway from the total  deposits in pools wagered on in-state  simulcast  racing events must be equal to the  retained  percentages  applicable  to the  in-state sending  track.  Of  this  retained  amount,  generally  50% is  required  to be dedicated to increasing local purses.

            SIMULCASTING  OF   OUT-OF-STATE   THOROUGHBRED   RACES.   Monticello
Raceway's ability to simulcast thoroughbred races from racetracks outside of the
State of New York is subject to it reaching an agreement with its representative horsemen's association. How much of these wagers that Monticello Raceway is able to retain  depends on how it collects the bets.  If wagers from an  out-of-state race are combined  with those placed in other states in order to create a single uniform  pari-mutuel  pool,  the  percentage  of wagers  collected by Monticello
Raceway that it can retain is subject to the laws of the  jurisdiction  in which the sending track is located.  If,  however,  pools are only being shared within the State of New York,  Monticello  Raceway  is allowed to retain 18% of Regular
Bets, 21% of Multiple Bets, 26% of Exotic Bets, 27% of Super Exotic Bets and the
breaks. Of the amounts retained,  approximately  1%-3.25% must be paid to either state taxing authorities or non-profit  organizations,  depending on the day the race is held  and the  type of  wager  and 50%  normally  must be  dedicated  to racetrack purses.

            SIMULCASTING OF RACES RUN BY OUT-OF-STATE HARNESS TRACKS. Subject to
a  written  agreement  with  Monticello  Raceway's   representative   horsemen's
association,  Monticello  Raceway may accept wagers and display the signal of up to five out-of-state harness horse racetracks.  However,  Monticello Raceway may not accept wagers or display the simulcast  signal from an out-of-state  harness horse  racetrack  on more than four days in any week  unless in the  immediately preceding  calendar  month an average of four or more live racing  programs  per week were conducted,  nor may Monticello Raceway accept wagers on more than five days in any week unless in the immediately  preceding  calendar month an average of five or more  live  harness  racing  programs  per  week  were  conducted  at
Monticello  Raceway. If wagers from a race at an out-of-state track are combined with  those  placed  in  other  states  in order  to  create  a  single  uniform pari-mutuel pool, the percentage of wagers collected by Monticello  Raceway that it can retain is subject to the laws of the  jurisdiction  in which the  sending track is located.  If, however,  pools are only being shared within the State of
New York,  Monticello  Raceway is allowed to retain 19% of Regular Bets,  21% of
Multiple  Bets,  27% of Exotic  Bets,  36% of Super  Exotic Bets and the breaks.
Distribution  of the amounts  retained by Monticello  Raceway must be consistent with how retained wagers are distributed from its live events.

MIGHTY M GAMING AT MONTICELLO RACEWAY

            Monticello  Raceway  Management  currently  operates a 45,000 square foot VGM facility called Mighty M Gaming at Monticello Raceway. On July 7, 2004,
the Appellate  Division of the Supreme Court of the State of New York ruled that the legislation  permitting  state sponsored VGM operations is  unconstitutional
(which  decision has been stayed  pending  appeal).  The basis for the appellate court's  holding is the fact that the  legislation  requires that certain of the net revenues from VGMs be dedicated to breeding funds and for enhancing  purses, and that  requirement  violates a  constitutional  mandate  that such  moneys be applied  exclusively to, or in aid or support of,  education in the State of New
York. On January 14, 2004,  under the existing  legislation,  the New York State
Lottery  issued  Monticello  Raceway a temporary  license to install up to 1,800

VGMs  at  Monticello  Raceway,   which  license  will,  assuming  the  continued
effectiveness of the existing legislation, become permanent following completion of a  thorough  background  check  of  Monticello  Raceway  Management  and  its principals.  VGMs are  electronic  gaming  devices  that  allow  patrons to play electronic  versions  of  various  lottery  games of chance  and are  similar in appearance and feel to traditional  slot machines.  Each of the VGMs is owned by the State of New York and, by statute, approximately 20% of the net revenue from each machine is to be distributed to us through  Monticello  Raceway  Management and 9% to its  horsemen  breeders'  associations,  including  funds  to  provide gradually  increasing  purses for the  horsemen  and for a breeding  fund,  thus improving  the quality of racing at the track.  However,  it should be noted the
allocations   to  purses  and  the   breeding   fund  were   determined   to  be
unconstitutional as described above.

            During the past decade,  the  operation  of video gaming  devices at racetracks  in  several  states  outside  New York has  enhanced  state  lottery revenues and  improved  the  racetrack's  economic  performance.  To finance the improvements necessary for the introduction of these VGMs at Monticello Raceway, in  February  2004,  we  completed  a $30 million  private  placement,  and have incurred approximately $27 million of construction and start-up expenses. Mighty
M Gaming at Monticello Raceway began operations on June 30, 2004.

            BACKGROUND.  On October 31,  2001,  the State of New York  enacted a bill  designating  seven  racetracks  across  the  state,  including  Monticello
Raceway,  as approved  locations  for the New York State  Lottery to install and operate VGMs as agents for the New York State  Lottery.  However,  as originally drafted,  none of the racetracks  authorized to participate in the program found the terms  conducive to the level of investment  required.  On May 15, 2003, New
York State enacted further  legislation to enhance the incentives for racetracks to  participate  in the program by extending  the initial term of the program to
10-years  from the date  that the  first  facility  is  placed  in  service  and permitting year-round operations.

            In January 2005, as part of his 2005-2006 budget,  New York Governor
George Pataki proposed resubmitting  legislation to build eight gambling parlors with VGMs,  five of which  would be  located  in New York City,  with the others scattered around the state and determined by applications to state  authorities.
Under the proposal,  private  entities,  as well as OTB tele-theater  facilities that are willing to pay a fee and keep no more than 20% of wagers  after  paying lottery winners, would be allowed to competitively bid for a VGM franchise.  The proposal also calls for a state gaming commission  oversee the operations of all
VGM facilities in New York State.

            VGM  activities in the State of New York are  presently  overseen by the  Division  of the  Lottery of the State of New York and subject to the rules and  regulations  governing  VGMs issued under and pursuant to the  authority of
Part C, Chapter 383,  Laws of New York 2001 as amended by Chapter 85 of the Laws of New York  2002,  as  amended by Chapter 63 of the Laws of New York 2003 which include the following requirements:

            VIDEO GAMING AGENT  LICENSE.  The law governing VGMs requires us and
Monticello Raceway  Management to apply for and obtain a VGM agent license.  The
Division has the right to deny a permanent  VGM agent license to an applicant on the basis of any of the following:

            o    failure to prove by clear and  convincing  evidence  that it is suitable to be licensed;

            o    failure to provide  information,  documentation and assurances, or to reveal any fact  material to  suitability,  or  supplying material information which is untrue or misleading;

            o    conviction of an applicant, or of any principal thereof, of any felony offense or serious misdemeanor;

            o    a determination that an applicant's prior activities,  criminal record,  if any, or reputation,  habits and associations pose a threat to the effective regulation of VGMs or create or enhance the  chances  of  unfair or  illegal  practices,  methods,  and activities in the conduct of VGMs;

            o    current  prosecution or pending charges in any  jurisdiction of the  applicant or of any person who is required to be qualified under  these  regulations  as  a  condition  of a  VGM  agent's licensure,  for any of the offenses enumerated above; provided, however,  that at the  request of either the  applicant  or the person charged, the Division of the Lottery of the State of New
                 York shall  defer  decision  upon such  application  during the pendency of such charge;

            o    pursuit of economic gain in an  occupational  manner or context which is in violation of the criminal or civil public  policies of New York State,  if such pursuit creates an appearance of or a reasonable  belief that the  participation  of such person in
                 VGM  operations  would be inimical  to the  policies of the law governing VGMs or to gaming in New York State; and

            o    commission  of any  act or  acts  which  would  constitute  any offense above,  even if such conduct has not been or may not be prosecuted  under the  criminal  laws of New York  State or any other  jurisdiction or has been  prosecuted  under the criminal laws of New  York  State  or any  other  jurisdiction  and such prosecution  has been  terminated in a manner other than with a conviction.

            Certain of our and  Monticello  Raceway  Management's  employees and stockholders  are also subject to New York State licensing  requirements.  These individuals  can be denied a license or have theirs  revoked  should they commit any of the acts described above which would jeopardize our or Monticello Raceway
Management's license.

            BONDING OF VGM AGENTS.  The  Division of the Lottery of the State of
New York requires a bond or other surety  agreement to be obtained by Monticello
Raceway  Management  prior to conducting  VGM  operations.  It must cover,  at a minimum,  71% of the total of our days of  estimated  average  daily  sales,  be issued by a surety company or bank  authorized to transact  business in New York and  approved  by the New York  State  Insurance  Department  or New York  State
Banking Department as to solvency and  responsibility,  and be in such amount as the Division of the Lottery of the State of New York may determine,  based on an established  formula,  so as to avoid monetary loss to New York State because of
Monticello  Raceway  Management's  activities  or  those of a third  party.  The
Division  of the Lottery of the State of New York and the State of New York must be named as beneficiaries.

            FINANCIAL  STABILITY  OF  VGM  AGENTS.  We  and  Monticello  Raceway
Management  must  assure  the  financial  integrity  of  VGM  operations  by the maintenance of VGM bankroll, or equivalent provisions, adequate to pay prizes to
VGM patrons when due.  Currently,  Monticello  Raceway Management is required to maintain a daily VGM  bankroll of at least  $500.00 per machine  plus the single highest available progressive or non-progressive jackpot at the facility.

            CONTINUING  ASSESSMENT  OF  FINANCIAL  CONDITION.   Neither  we  nor
Monticello  Raceway  Management  may  consummate  a material  debt  transaction, guarantee,  co-sign or assume the debt of  another,  or encumber  facilities  to secure the debts of another without,  the prior written approval of the Division of the Lottery of the State of New York.  Such approval may not be  unreasonably withheld.

            FAILURE TO  DEMONSTRATE  FINANCIAL  STABILITY.  If we or  Monticello
Raceway  Management  fail to  demonstrate  financial  stability at any time, the
Division  of the  Lottery  of the State of New York may take  such  action as is necessary to fulfill the purposes of the law  governing  VGMs and to protect the public interest, including, but not limited to:

            o    issuing conditional licenses, approvals or determinations;

            o    establishing an appropriate cure period;

            o    imposing  reporting  requirements  in excess of those otherwise mandated by these regulations;

            o    placing  such  restrictions  on the  transfer  of  cash  or the assumption  of  liabilities  as is necessary  to ensure  future compliance with the financial stability standards;

            o    requiring  the  maintenance  of  reasonable   reserves  or  the
                 establishment  of dedicated or trust  accounts to ensure future compliance with the financial stability standards;

            o    requiring a special audit, with a plan approved by the Division of the  Lottery  of the State of New York and  conducted  by an independent accounting firm at our expense;

            o    charging  interest on any  outstanding  amount of sales due the
                 Division of the Lottery of the State of New York; or

            o    suspending, revoking or denying licensure.

            SUBMISSION AND REVIEW OF THE VGM SYSTEMS OF INTERNAL  CONTROL.  As a
licensed VGM agent, Monticello Raceway Management is required to create a system of internal operating controls to ensure all of the following:

            o    that our assets and the assets of Monticello Raceway Management and the  Division  of the  Lottery of the State of New York are
                 safeguarded;

            o    that  our  financial  records  and  the  financial  records  of
                 Monticello Raceway Management are accurate and reliable;

            o    that  our   transactions   and  those  of  Monticello   Raceway
                 Management's operations are performed only as authorized by the law governing  VGMs and the rules and  regulations  promulgated thereunder;

            o    that accountability for assets is maintained in accordance with generally accepted accounting principles;

            o    that only authorized personnel have access to assets;

            o    that recorded accountability for assets is compared with actual assets at reasonable  intervals and appropriate action is taken with respect to any discrepancies;

            o    that  the   functions,   duties,   and   responsibilities   are
                 appropriately segregated and performed in accordance with sound practices by competent,  qualified, licensed personnel and that no employee of ours or  Monticello  Raceway  Management is in a position to perpetuate and conceal errors or  irregularities in the normal course of the employee's duties;

            o    that gaming is conducted with integrity and in accordance  with
                 the  law   governing   VGMs  and  the  rules  and   regulations
                 promulgated thereunder; and

            o    that we and  Monticello  Raceway  Management  comply  with  all federal,  state,  and  local  tax laws,  codes,  and  reporting requirements.

            Prior  to  commencing  operations,   Monticello  Raceway  Management
received  initial  approval from the Division of the Lottery of the State of New
York for proposed internal control processes for its video gaming operations.

            The Division of the Lottery of the State of New York may require, at its option,  that we or Monticello  Raceway Management provide an annual report, to be  included  in  our or  its  annual  financial  report,  of an  independent certified  public  accountant  licensed  to  practice  in New  York,  that we or
Monticello  Raceway  Management  have,  in all  respects,  followed the approved internal  control plan,  which report shall not, in case of a dispute between us and Monticello  Raceway  Management and the Division of the Lottery of the State
of New York,  be binding  upon the  Division  of the Lottery of the State of New
York.

            CONDUCT OF BUSINESS WITH NON-GAMING VENDORS; AGENT RESPONSIBILITIES.
It is our responsibility and Monticello Raceway  Management's  responsibility to ensure that all  qualifying  non-gaming  vendors with which  Monticello  Raceway
Management  seeks to conduct  business have first  obtained from the Division of the Lottery of the State of New York a non-gaming vendor  identification  number or, as necessary, a license.

            NOTIFICATION OF ANTICIPATED OR ACTUAL CHANGES IN DIRECTORS, OFFICERS
OR EQUIVALENT  LICENSEES  VGM AGENTS AND HOLDING  COMPANIES.  We and  Monticello
Raceway  Management must  immediately  notify the Division of the Lottery of the
State of New York,  in  writing,  as soon as is  practicable,  of any changes or proposed  changes in our or its board of  directors,  or of any officer or other person  required to be licensed as a principal or key employee.  The Division of the  Lottery of the State of New York will  undertake  any review of the license necessitated by the change.

            NOTIFICATION  CONCERNING  CERTAIN NEW PRINCIPALS OF PUBLICLY  TRADED
HOLDING  COMPANIES.  We or Monticello Raceway Management must immediately notify the  Division  of the  Lottery  of the  State of New York in  writing  if either company becomes aware that, with regard to us, any person has acquired:

            o    5% or more of any class of equity securities;

            o    the ability to control us; or

            o    the ability to elect one or more directors.

            If we are served with any  Schedule  13D,  Schedule  13G or Form 13F filing under the Securities Exchange Act of 1934, as amended, copies of any such filing must be immediately submitted to the Division of the Lottery of the State of New York by us.

MONTICELLO CASINO MANAGEMENT

            Monticello  Casino  Management  was formed for the stated purpose of managing the  operations of a casino and related  gaming  activities on those 29 acres of land at the  Monticello  Raceway  site  that is the  subject  of a land purchase option given to the Cayuga Nation of New York.

            GAMING FACILITY MANAGEMENT AGREEMENT.

            On April 3, 2003, Monticello Casino Management, the Cayuga Nation of
New York and the Cayuga Catskill Gaming  Authority,  an  instrumentality  of the
Cayuga Nation of New York formed to develop and conduct gaming operations signed an initial form of gaming facility management  agreement.  Until approved by the
Chairman  of  the  National  Indian  Gaming  Commission,   the  Gaming  Facility
Management  Agreement is not in force.  In January,  we and the Cayuga Nation of
New York received a letter from the National Indian Gaming  Commission,  stating that the Gaming Facility  Management  Agreement did not, in their view, meet all
federal   requirements,   and  setting  forth  particular  comments  on  various
provisions  in the  agreement  and other  matters.  In partial  response to this letter,  in April we submitted a proposed  form of Amended and  Restated  Gaming
Facility Management  Agreement (the "Gaming Facility  Management  Agreement") to
the National Indian Gaming Commission for approval. Neither the Cayuga Nation of
New York nor the  Cayuga  Catskill  Gaming  Authority  has  approved  the Gaming
Facility Management  Agreement.  We intend to negotiate a form acceptable to the
National  Indian Gaming  Commission  before formal  re-submission  to the Cayuga
Nation of New York for its approval.  We expect, but cannot guarantee,  that the
Cayuga Nation of New York will approve the Gaming Facility Management Agreement.

            Under the currently proposed form of the Gaming Facility  Management
Agreement,  the Cayuga Catskill Gaming Authority will retain  Monticello  Casino
Management to manage all casino style gaming  activities,  other than  horserace wagering and Class II gaming,  that may be conducted on the land for seven years commencing  upon  the  National  Indian  Gaming  Commission's  approval  of  the agreement.  Monticello  Casino  Management  would also be retained to manage all lawful  commercial  activities  on the land  related to gaming such as automatic teller machines, food service,  lodging and retail. At the same time, Monticello
Casino  Management  has agreed to assist the Cayuga  Catskill  Gaming  Authority
obtain  financing  for  the  gaming   enterprise  and  all  related   commercial
activities.  In exchange for these  services,  Monticello  Casino  Management is entitled to receive a management  fee equal to 35% of the net  revenues  derived from the operations it manages. However, under the Indian Gaming Regulatory Act, any  management  fees in excess of 30% or terms  greater than five years require justifications  acceptable to the National Indian Gaming  Commission.  We cannot give any assurance that the National  Indian Gaming  Commission  will,  however, approve this level of management fees or the length of the management  contract, or that the National  Indian  Gaming  Commission  will not seek to combine other compensation payable to us (for example under the development  agreement),  with the stated management fee in evaluating our management compensation.

            Under the Gaming Facility Management Agreement,  it is proposed that
Monticello  Casino Management would be entitled to pay itself its management fee on or before the 25th day of each calendar  month.  However,  before  Monticello
Casino  Management  can pay  itself  its fee,  it must  first pay to the  Cayuga
Catskill Gaming Authority a minimum return of approximately  $517,000 per month.
These minimum  priority  payments are to be charged  against the Cayuga Catskill
Gaming Authority's  distribution of net revenues and, when there is insufficient net  revenue  in a given  month to pay the  minimum  return,  Monticello  Casino
Management  is obligated to advance the funds  necessary to  compensate  for the deficiency,  with the Cayuga Catskill Gaming  Authority  reimbursing  Monticello
Casino Management in the next succeeding month or months.  The minimum return is required to be paid to the Cayuga Catskill  Gaming  Authority every month gaming is  conducted,  including on a pro rata basis during those months when gaming is conducted only for part of a month.

            While the terms of the proposed Gaming Facility Management Agreement provide  Monticello  Casino Management with wide discretion as to the day-to-day management of the gaming  facilities,  all major decisions or expenditures  must first  be  approved  by a  management  business  board to be  comprised  of four persons, two of whom are to be appointed by the Cayuga Catskill Gaming Authority and the other two of whom are to be appointed by Monticello  Casino  Management.
In addition,  absent  approval from this management  business board,  Monticello
Casino  Management's  operational  expenses for any fiscal year must stay within the budget that has been agreed to by the board for that fiscal  year.  Finally, under the Gaming  Facility  Management  Agreement,  the Cayuga  Catskill  Gaming
Authority is entitled to select a  reasonable  number of  inspectors  that shall have full  access,  without  notice,  to all  aspects of the gaming  enterprise, including the daily  operations of the  enterprise,  and the right to verify the daily gross revenues and all income of the gaming enterprise.  Monticello Casino
Management  is also required to have the gaming  enterprise's  books and records audited  each  year by a  nationally  recognized  independent  certified  public accounting firm with casino industry experience.

            In  carrying  out its  duties as  manager  of the  gaming  facility,
Monticello  Casino  Management  is required to provide the Cayuga  Nation of New
York and other recognized Native American tribes with certain  preferences.  For instance,  under the Gaming Facility  Management  Agreement,  Monticello  Casino
Management must:

            o    give preference in recruiting, training and employment first to qualified  members  of  the  Cayuga  Nation  of New  York,  and secondly  to other  qualified  Native  Americans  and the local community;

            o    provide  training  programs for members of the Cayuga Nation of
                 New York;

            o    use reasonable  commercial efforts to recruit and train members
                 of  the  Cayuga   Nation  of  New  York,   including,   without
                 limitation,  providing  job fairs  for  members  of the  Cayuga
                 Nation  of  New  York  and  clearly   specifying   in  all  job
                 advertisements  the preference for members of the Cayuga Nation of New York; and

            o    in entering into contracts for the supply of goods and services for the gaming  enterprise,  give preference first to qualified members  of the  Cayuga  Nation  of  New  York,  and  qualified business  entities  certified  by the  Cayuga  Catskill  Gaming
                 Authority or the Cayuga Nation of New York as being  controlled by  members  of the  Cayuga  Nation of New York,  and second to
                 other  qualified  Native   Americans  and  qualified   business
                 entities  certified by the Cayuga Catskill Gaming  Authority to be controlled by Native Americans and to the local community.

            GOVERNMENT REGULATION

            INDIAN GAMING REGULATORY ACT. The terms and conditions of management contracts for the operation of Native American-owned  casinos, and of all gaming on Native  American land in the United States,  are subject to the Indian Gaming
Regulatory Act of 1988, as amended, which is administered by the National Indian
Gaming  Commission,  and also are subject to the provisions of statutes relating to  contracts  with  Native  American  tribes,  which  are  administered  by the
Secretary of the Interior and the Bureau of Indian Affairs.  The regulations and guidelines under which the National Indian Gaming Commission will administer the
Indian Gaming Regulatory Act are evolving.  The Indian Gaming Regulatory Act and those  regulations and guidelines are subject to interpretation by the Secretary of the Interior and the National Indian Gaming  Commission and may be subject to judicial and legislative clarification or amendment.

            We or Monticello Casino Management may need to provide the Bureau of
Indian  Affairs  or  the  National  Indian  Gaming  Commission  with  background information  on a variety of  people,  including  each  person  with  management responsibility for the gaming facility management  agreement,  our directors and the directors of Monticello Casino Management, and our ten largest shareholders.
Background investigations of others may also be required.

            The Indian  Gaming  Regulatory  Act of 1988,  as amended,  currently requires the National Indian Gaming Commission to approve  management  contracts and certain  collateral  agreements for Native  American  casinos.  The National
Indian Gaming  Commission  will review  Monticello  Casino  Management's  gaming facility management  contract and collateral  agreements for compliance with the
Indian  Gaming  Regulatory  Act,  and  approve  or reject  the  gaming  facility management  contract and any other of the collateral  agreements  constituting a management contract.

            The  National  Indian  Gaming  Commission  has broad  discretion  to approve or not approve a  management  contract and will not approve a management contract if, among other things,  any person with a direct or indirect financial interest in a management contract:

            o    is an elected member of the Native American  tribal  government that is a party to the management contract;

            o    has been or is convicted of a felony or any misdemeanor  gaming offense;

            o    has   knowingly  and  willfully   provided   materially   false
                 information  to the National  Indian  Gaming  Commission or the
                 tribe;

            o    has refused to respond to questions  from the  National  Indian
                 Gaming Commission; or

            o    is a person whose prior activities, criminal record, if any, or reputation,  habits,  and  associations  pose a  threat  to the public  interest or to the effective  regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair, or illegal practices, methods, and activities in the conduct of gaming or the  carrying on of related  business  and  financial arrangements.

            In addition,  the National Indian Gaming Commission will not approve a  management  contract  if the  management  company or any of its  agents  have attempted  to unduly  influence  any  decision  or process of tribal  government relating to gaming,  or if the management  company has  materially  breached the terms of the management contract or the tribe's gaming ordinance,  or a trustee, exercising due diligence, would not approve such management contract.

            A management contract can be approved only after the National Indian
Gaming  Commission  determines that the contract  provides,  among other things, for:

            o    adequate   accounting   procedures  and  verifiable   financial
                 reports, which must be furnished to the tribe;

            o    tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income;

            o    minimum  guaranteed  payments  to the  tribe,  which  must have priority over the  retirement of development  and  construction costs;

            o    a ceiling on the repayment of such development and construction costs; and

            o    a contract term not exceeding  five years and a management  fee not exceeding 30% of profits; provided that the National Indian
                 Gaming  Commission  may  approve  up to a seven year term and a management  fee not to exceed 40% of  profits  if the  National
                 Indian  Gaming   Commission  is  satisfied   that  the  capital
                 investment  required,   the  risk  exposure,   and  the  income
                 projections  for the  particular  gaming  activity  justify the larger profit allocation and longer term.

            The Indian Gaming  Regulatory  Act of 1988, as amended,  established three  separate  classes  of tribal  gaming -- Class I, Class II, and Class III.
Class I gaming  includes  all  traditional  or social games played by a tribe in connection with celebrations or ceremonies.  Class II gaming includes games such as bingo,  pull-tabs,  punch  boards,  instant bingo and card games that are not played  against  the  house.  Class  III  gaming  includes  casino-style  gaming including table games such as blackjack,  craps and roulette,  as well as gaming machines such as slots, video poker, lotteries, and pari-mutuel wagering.

            Class I gaming on Native  American  lands is  within  the  exclusive jurisdiction  of Native  American tribes and is not subject to the Indian Gaming
Regulatory  Act of 1988,  as  amended.  Class II gaming is  permitted  on Native
American lands if:

            o    the state in which the Native  American  lands lie permits such gaming for any purpose by any person, organization or entity;

            o    the gaming is not otherwise  specifically  prohibited on Native
                 American lands by federal law;

            o    the gaming is conducted in accordance  with a tribal  ordinance or resolution  which has been  approved by the National  Indian
                 Gaming Commission;

            o    a Native  American  tribe  has sole  proprietary  interest  and responsibility for the conduct of gaming;

            o    the primary management officials and key employees are tribally licensed; and

            o    several other requirements are met.

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

            Our jointly developed Native American casino resorts would therefore be subject to the requirements  and  restrictions  contained in the compacts the
Cayuga  Nation of New York and the Seneca  Cayuga  Tribe of Oklahoma are able to reach  with the  State of New York.  An  outline  of the  basic  terms for these compacts is set forth in each of the  Agreement of  Compromise  and  Settlement, dated as of November 17, 2004,  between the Cayuga Indian Nation of New York and the State of New York and the  Agreement of  Compromise  and  Settlement,  dated
November 12, 2004,  between the Seneca Cayuga Tribe of Oklahoma and the State of
New York. Pursuant to each of these settlement agreements, the State of New York agreed to separately  enter into a Class III gaming compact for the  development of a tribal  casino in the Town of Thompson in  Sullivan  County,  New York with each of the Cayuga  Nation of New York and the Seneca  Cayuga  Tribe of Oklahoma
that will permit the  operation of slot  machines,  but not VGMs,  shall have an initial term of 14 years, with an automatic seven year renewal and shall provide each tribe, along with certain other Native American tribes, the exclusive right to operate slot machines in the counties of Bronx, Delaware,  Greene, Kings, New
York,  Orange,  Queens,  Richmond,  Rockland,  Sullivan,  Ulster and Westchester
(which includes all of New York City). Under the proposed compacts,  each of the
Cayuga  Nation  of New York  and the  Seneca  Cayuga  Tribe  of  Oklahoma  shall contribute  20% of its slot  machine net revenue to the State of New York during
the  first  four  years  of  operation,   with  such  contribution  subsequently
increasing  to 25% and each  tribe must  commence  gaming  operations  within 18 months of receiving all requisite  state and federal  approvals.  Finally,  each tribe agreed to collect and remit to the State of New York,  all state and local taxes in  connection  with all sales made by vendors  with respect to the gaming facility of alcoholic beverages, cigarettes, tobacco products, gas and all other personal  property  and  services  sold  to  non  members  of the  tribe.  These settlement  agreements,  however, do not become effective until the enactment of federal and state  legislation and tribal  resolutions  that formally  implement their terms.

            With respect to the rest of the  provisions  of any Class III gaming compact  between the State of New York and each of the Cayuga Nation of New York and the Seneca  Cayuga  Tribe of  Oklahoma,  as State of New York is expected to prefer that the terms of its  compacts  with Native  American  tribes  evolve on substantially similar terms, we believe that such terms will be similar to those in the compact that governs the  operation  of the Seneca  Niagara  Falls Casino between the Seneca Nation of Indians and the State of New York. The following is a summary of certain  terms of the compact  between the Seneca Nation of Indians and the State of New York, dated April 12, 2002:

            o    The  Seneca  Nation of Indians is  specifically  authorized  to conduct  baccarat,  bang,  beat the  dealer,  best poker  hand, blackjack,  Caribbean stud poker,  chuck-a-luck,  craps, gaming
                 devices,   hazard,  joker  seven,  keno,  let  it  ride  poker,
                 minibaccarat,  pai gow poker, red dog, roulette,  sic bo, super pan,  under and over seven,  wheel games,  casino war,  Spanish blackjack, multiple action blackjack and three card poker.

            o    All gaming employees must obtain and maintain a gaming employee license issued by the Seneca Nation of Indians.

            o    All non-gaming  employees must obtain and maintain a non-gaming employee license issued by the Seneca Nation of Indians.

            o    Any  enterprise  or  individual  providing  gaming  services or gaming equipment to the Seneca Nation of Indians is required to hold a valid,  current gaming enterprise  license issued by the
                 Seneca Nation of Indians.

            o    Upon  request,  the Seneca  Nation of Indians  is  required  to submit to the State of New York copies of all reports,  letters and other documents relating to its Class III gaming activities filed with the National Indian Gaming Commission.

            o    Each year,  the Seneca  Nation of Indians is required to submit audited financial statements to the State of New York.

            o    The Seneca  Nation of Indians must  reimburse  the State of New
                 York for certain of its costs  associated with the oversight of the compact.

            o    The Seneca  Nation of Indians  waives any defense  which it may have by virtue of sovereign immunity with respect to any action
                 brought  in  United  States   District   Court  to  enforce  an
                 arbitration award under the compact.

            In addition to the Indian Gaming Regulatory Act of 1988, as amended, tribally-owned gaming facilities on Native American land are subject to a number of other federal  statutes.  The operation of gaming on Native  American land is dependent  upon  whether  the law of the  state in which the  casino is  located permits gaming by non-Native American entities, which may change over time.

            Title 25,  Section  81 of the United  States  Code  states  that "no agreement  or contract  with an Indian tribe that  encumbers  Indian lands for a period of 7 or more years shall be valid unless that agreement or contract bears the approval of the Secretary of the Interior or a designee of the Secretary."

MONTICELLO RACEWAY DEVELOPMENT

            Monticello  Raceway  Development  was  formed  for  the  purpose  of developing and constructing a casino, a raceway, lodging facilities, and retail, entertainment and amusement  facilities on 232 acres of land in Monticello,  New
York that are now owned by Monticello Raceway Management.

            GAMING FACILITY DEVELOPMENT AND CONSTRUCTION AGREEMENT.

            On April 3, 2003,  Monticello  Raceway  Development  entered  into a gaming facility development and construction  agreement with the Cayuga Catskill
Gaming  Authority  and the  Cayuga  Nation  of New York  (the  "Gaming  Facility
Development and Construction Agreement"),  pursuant to which the Cayuga Catskill
Gaming Authority granted Monticello  Raceway  Development the exclusive right to design, engineer, construct, furnish and develop the Cayuga Catskill Resort, and
Monticello Raceway  Development agreed to help arrange financing of the project.
In exchange for these services,  the Cayuga Catskill Gaming  Authority agreed to pay Monticello  Raceway  Development a development  fee equal to 5% of the first
$505 million of the project's  costs,  payable  monthly as the project costs are incurred.  However,  the Cayuga Catskill Gaming  Authority is entitled to retain
10% of such  development  fees until the  project is 50%  completed  and then 5%
until the project is completed.  On the  completion  date,  the Cayuga  Catskill
Gaming  Authority  is  required  to pay  Monticello  Raceway  Development  these retained fees.

            Similar to the Gaming Facility Management Agreement among Monticello
Casino Management,  the Cayuga Nation of New York and the Cayuga Catskill Gaming
Authority,  in the execution of its duties under the Gaming Facility Development and  Construction  Agreement,  Monticello  Raceway  Development  must first seek approval  from a  development  business  board  before  any major  decisions  or unapproved material  expenditures are made. The development business board shall be  comprised  of four  persons,  two of whom are to be  appointed by the Cayuga
Catskill  Gaming  Authority  and the  other two of whom are to be  appointed  by
Monticello  Raceway  Development.  In addition,  absent prior  approval from the development  business board,  Monticello Raceway Development must operate within the objectives,  schedule  requirements,  design criteria,  space  requirements, special  equipment,  design  requirements  and budget  that is  approved  by the development  business board before the  commencement of development  activities.
Finally,  similar to the covenants of the Gaming Facility Management  Agreement, the Gaming Facility  Development and  Construction  Agreement  provides that any general  contractor  hired  by  Monticello  Raceway  Development  shall  use its reasonable best efforts to give, and to cause  subcontractors  to give, a hiring preference to qualified members of the Cayuga Nation of New York.

            In addition,  we,  Catskill  Development,  the Cayuga  Nation of New
York,  the  Cayuga  Catskill  Gaming  Authority,  Robert  A.  Berman,  our chief executive  officer,  a member of our board of directors and our former chairman, and Morad  Tahbaz,  Catskill  Development's  and our  president  and a member of
Catskill  Development's  and our board of  directors,  are  parties  to a letter agreement, dated as of April 3, 2003, as amended, pursuant to which we agreed to fund the Cayuga Catskill Gaming  Authority's  purchase of those 29 acres of land subject to a land purchase  agreement between  Monticello Raceway Management and the Cayuga Nation of New York and the development  costs of building a Class III gaming enterprise on such land. We are to be reimbursed for up to $10 million of these advances from any third party construction financing that is received and, to the extent that such third party financing or $10 million cap is insufficient to fully reimburse us, from  distributions  made to Monticello Casino Management under the Gaming Facility Management Agreement.

            Under this letter  agreement,  we, Catskill  Development,  Robert A.
Berman and Morad Tahbaz,  together as a group,  on the one hand,  and the Cayuga
Nation of New York, on the other hand,  also agreed that for 10 years,  each may participate in the development or operation by the other of:

o     one or more hotels, motels or other similar facilities providing overnight
      accommodations   including   ancillary  beverage,   food,   entertainment,
      commercial and or retail  services within a 15 mile radius of the 29 acres to be  acquired by the Cayuga  Nation of New York under the Land  Purchase
      Agreement; and
o     any other  entertainment,  sports and/or retail  facility  within a 5 mile radius of those 29 acres of land.

            In each  case,  the  non-developing  party  will  have the  right to purchase up to 33.33% of the equity in the facility  being  developed,  with the purchase  price  being a pro rata share of the costs of such  facility  less any amount  advanced  by any lender for any  mortgage  or other loan  secured by the facility's  property or cash flow. The purchase price for this acquired interest must be paid in cash at the time the  interest is actually  purchased.  However, with respect to any acquired interest purchased by the Cayuga Nation of New York prior to the second anniversary of the primary gaming facility's public opening, the Cayuga Nation of New York may pay for its acquired interest by delivery of a non-recourse promissory note, payable over five years, with interest accruing on the unpaid  principal amount at the then existing prime rate. These parties have further agreed that the first hotel facility to be built that is governed by the letter  agreement  will  be  deemed  to be  the  gaming  enterprise's  preferred provider,  in that the  gaming  enterprise  shall  be  obligated  to  refer  its customers to that hotel.

            In  consideration   of  the  agreements   contained  in  the  letter
agreement,  each of the  parties  has  agreed  that for a period  ending  on the earliest of:

o     approval by the Bureau of Indian  Affairs of the  application  to transfer the 29 acres of land to the  United  States  of  America  in trust for the
      Cayuga  Nation of New York and to use such land for Class II and Class III gaming and by the National Indian Gaming Commission of the Gaming Facility
      Management Agreement;
o     the termination of the Gaming  Facility  Management  Agreement  because of
      Monticello Casino Management's material breach of its obligations;
o     the  termination  of the  Gaming  Facility  Development  and  Construction
      Agreement because of Monticello Raceway  Development's  material breach of its obligations; and
o     June 30, 2005,

each party,  respectively,  will refrain from having  discussions  regarding the development of another Class III gaming facility in Sullivan County, New York.

            GOVERNMENT REGULATION

            Under the Indian Gaming Regulatory Act of 1988,  regulated gaming by a Native  American tribe is permitted only if the casino is located on an Indian reservation  or land  held by the  United  States in trust  for the  nation  (or subject to similar  restrictions on transfer),  and only if that tribe exercises governmental  powers over the casino  site.  That same Act,  however,  generally prohibits  Native American  casinos on land transferred into trust after October
17, 1988.  Two  exceptions  to this trust land  limitation  are available to the
Cayuga  Nation of New York and the Seneca  Cayuga Tribe of  Oklahoma.  The first exception  permits  gaming on land taken into trust  after  October 17, 1998 if, after  consultation with the tribe and applicable state,  local and other nearby tribal  officials,  the  Secretary  of the  Interior  determines  that a  gaming establishment on the land proposed for transfer would be in the best interest of the tribe and its  members,  and would  not be  detrimental  to the  surrounding community,  provided that the Governor of the  applicable  state must concur.  A second  exception  to the trust land  restriction  on gaming is pursuant to land taken into trust as part of a settlement of a land claim.

OTHER BUSINESS ACTIVITIES AND PAST DEVELOPMENTS

            THE JUBILATION CASINO VESSEL

            On July 8, 1999, we, through our subsidiary,  Jubilation  Lakeshore,
Inc.,  contributed our inactive gaming vessel,  Bayou Caddy's  Jubilation Casino
("Jubilation"),  to Casino Ventures, LLC, in exchange for $150,000 in cash and a note of approximately $1.4 million,  plus a non-managing  membership interest in
Casino Ventures.

            Effective June 30, 2003, we and PDS Special Situations, LLC ("PDS"),
a  Nevada  limited  liability  company,  entered  into an  agreement  for PDS to purchase our membership  interest in Casino Ventures,  LLC and all of our former debt agreements.  We sold 75% of our issued and outstanding  equity interests in
Casino Ventures,  LLC in exchange for $10,000, with the remaining interest still owned by us,  which is 18%.  The 18% will  then be sold and  transferred  for an additional  $40,000 upon the procurement by PDS from the other interest holders'
membership  interests which  aggregates 7%. We recorded $10,000 of proceeds from the sale of our interest and will record the  additional  $40,000  proceeds upon the receipt of the final  payment since all assets and  liabilities  relating to the project were wrote off or encumbered in a prior period. In December 2002, we recognized  a $3 million  impairment  loss  reflecting  a  casualty  loss on the
Jubilation vessel. Final payment was still outstanding at December 31, 2004.

            LITIGATION CONCERNING RELATIONS WITH THE ST. REGIS MOHAWK TRIBE

            On January 12, 2004,  in order to better focus on the  operations at
Monticello Raceway and business  arrangements with the Cayuga Nation of New York and as a condition to the consolidation  transaction with Catskill  Development, all interests of the plaintiffs,  including ours, with respect to the litigation against  Caesars  Entertainment,  Inc that alleged  tortuous  interference  with
contract  and  business   relationships,   were  transferred  to  a  liquidating
litigation  trust  (the  "Litigation  Trust").  Two  members  of  our  board  of directors, Paul A. deBary, and Joseph E. Bernstein, serve as co-trustees for the
Litigation Trust. For these services,  Messrs. deBary and Bernstein each receive
$60,000 per year and are  entitled to 1% and 4%,  respectively,  of any proceeds that the Litigation  Trust receives from the ongoing  litigation,  or any future litigation  that may be brought by the Litigation  Trust. In connection with the organization of the trust, our common  stockholders of record immediately before the merger closing (but following the redemption of the common stock held by The
Bryanston  Group and Beatrice  Tollman)  were  granted a 19.75%  interest in the trust as a liquidating  dividend and we issued an irrevocable line of credit for
$2.5  million to the trust.  Pursuant to the terms of the  Declaration  of Trust establishing the trust, in the event of a recovery in the litigation,  we are to receive payments to reimburse us for prior  litigation  expenses of $7.5 million and to  repay  any  draws  on the  line  of  credit.  After  such  payments  and reimbursements  and the  payment  of all fees and  expenses  of the  trust,  any remaining  amount  recovered  is to be  distributed  pro rata to the  Litigation
Trust's  beneficiaries.  Except  for  these  arrangements,  we have  no  further interest  in, or  control  over,  the  related  litigation.  For the year  ended
December 31, 2004,  we released  approximately  $500,000 in draws on the line of credit.  Due to the  unpredictable  nature  of the  litigation  and the  pending
motions  currently  under  review,  we  provided  for  valuation   allowance  of
approximately  $500,000  against the receivable  from the  Litigation  Trust and recorded an appropriate  expense of  approximately  $500,000 for the year ending
December 31, 2004.

COMPETITION

            MONTICELLO RACEWAY

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

            MIGHTY M GAMING AT MONTICELLO RACEWAY

            The primary competition for Mighty M Gaming at Monticello Raceway is expected to be from two racetracks located within the New York City metropolitan area, Yonkers Raceway and Aqueduct Raceway. Both racetracks have announced plans to proceed with the program and limited construction of facilities has commenced at Aqueduct Raceway.  However,  the development  program for Yonkers Raceway has yet to be finalized and construction at Aqueduct  Raceway was suspended  pending the  resolution of certain legal issues.  In addition,  proposals have been made for the implementation of a similar program in New Jersey, which would include a facility at the Meadowlands Racetrack.

            In July 2004, Pennsylvania enacted a law legalizing the operation of up to 61,000 slot machines at 14 locations  throughout the state. The holders of horse  racing  licenses  in  Pennsylvania  may apply for 7 of the 14 licenses to operate slot machines at their  racetracks  while the other 7 locations have yet to be identified.  On January 25, 2005, in  anticipation of receiving one of the licenses to initially  operate 3,000 slot  machines,  the Mohegan  Tribal Gaming
Authority acquired Pocono Downs Racetrack and five off-track wagering operations for a total of $280  million  and  anticipated  licensing  fees of $50  million.
Pocono Downs Racetrack is located in Wilkes-Barre,  Pennsylvania,  approximately
75 miles to the southwest of Monticello.

            COMPETING CASINOS

            In April 2000,  the St. Regis Mohawk Tribe  announced  that they and
Caesars  Entertainment,  Inc.  plan to build and  manage a $500  million  tribal casino and resort in the Catskills region of the State of New York. In May 2000,
Caesars  Entertainment,  Inc.  obtained an option to purchase  Kutsher's  Resort
Hotel and Country Club in Monticello,  New York as the site for this casino.  As currently announced, Caesars Entertainment, Inc. plans on turning this facility, located  approximately  5 miles from Monticello  Raceway,  into a 750 room hotel with a 130,000  square foot casino,  15,000 square foot meeting  hall,  numerous restaurants  and a luxury spa. On February 1, 2005,  the St.  Regis Mohawk Tribe
entered into an Agreement of Settlement and  Compromise to resolve  certain land claims against the State of New York. In return, the State of New York agreed to negotiate and enter into a mutually  satisfactory gaming compact (subject to the review and approval of the Secretary of Interior of the United States) that will authorize  the St. Regis Mohawk Tribe to operate a Class III gaming  facility at
Kutsher's  and to fully  support  all  regulatory  approvals  required  for such facility.

            The  Stockbridge  Munsee  Band of  Mohicans,  currently  located  in
Wisconsin,  asserting  aboriginal  roots in New York State, has also applied for approval  to develop a Native  American  casino in the  Catskills  region of the
State of New York. Their partner,  Trading Cove Associates,  Inc., developers of the successful Mohegan Sun casino in Connecticut, has purchased an option on 300 acres to build a $600 million casino hotel and casino on a site  approximately 5 miles east of Monticello Raceway.

            In November 2004, the  Stockbridge  Munsee Band of Mohegans  entered into an Agreement of Settlement  and  Compromise to resolve  certain land claims against  the  State of New York.  In  return,  the  State of New York  agreed to negotiate and enter into a mutually  satisfactory gaming compact (subject to the review and approval of the Secretary of Interior of the United States) that will authorize the Stockbridge  Munsee Band of Mohegans to operate a Class III gaming facility in the Catskill  Region and to fully support all  regulatory  approvals required for such facility.  Such parcel of land will be Indian Country under 18
U.S.C. ss.1151.

            In November, 2004, the Wisconsin Oneida entered into an Agreement of
Settlement  and  Compromise to resolve  certain land claims against the State of
New York. In return,  the State of New York agreed to negotiate and enter into a mutually  satisfactory gaming compact (subject to the review and approval of the
Secretary of Interior of the United  States) that will  authorize  the Wisconsin
Oneidas to operate a Class III gaming  facility  in the  Catskill  Region and to fully support all regulatory approvals required for such facility.

            Other New York based federally  recognized Native American tribes or tribes with  historical  ties to New York have  expressed  interest in operating casinos in the Catskills region of the State of New York, but none has submitted applications. Two of these, the Oneida Nation of New York and the Seneca Nation, have already been active in the  development  of casinos in Western New York. In
July  1993,  the  Oneida  Nation of New York  opened  "Turning  Stone," a casino featuring 24-hour table gaming and electronic gaming machines with approximately
90,000 square feet of gaming space,  near  Syracuse,  New York. In October 1997, the facility  expanded to include a hotel,  expanded gaming  facilities,  a golf course and a  convention  center.  Turning  Stone is  completing  an  additional expansion  consisting of 50,000 square feet of gaming  space,  additional  hotel rooms, additional golf courses and a water park. The Seneca Nation completed its negotiations  with New York  State and,  on January 1, 2003,  opened a casino in
Niagara  Falls,  New York.  The casino offers full Las Vegas style gambling with slot machines and table games.  Although the Oneida Nation and the Seneca Nation have  expressed  interest in operating a casino in the  Catskills  region of the
State of New York and have been  actively  engaged  in  preliminary  development work, neither has publicly identified a site,  submitted federal applications or entered into a settlement agreement with the State of New York.

            In February 1992,  the  Mashantucket  Pequot Nation opened  Foxwoods
Resorts Casino, a casino hotel facility in Ledyard,  Connecticut (located in the far eastern portion of such state), an approximately two and one-half hour drive from New York City and an approximately two and one-half hour drive from Boston,
Massachusetts,  which currently offers 24-hour gaming and contains approximately
6,412  slot  machines,  350 table  games and over  1,400  rooms and  suites,  24 restaurants,  17 retails  stores,  entertainment  and a year-round  golf course.
Also, a high-speed ferry operates  seasonally between New York City and Foxwoods
Resort and Casino. The Mashantucket Pequot Nation has also announced plans for a high-speed  train linking  Foxwoods Resort and Casino to the interstate  highway and an airport outside Providence, Rhode Island.

            In October 1996, the Mohegan Nation opened the Mohegan Sun casino in
Uncasville,  Connecticut,  located 10 miles from Foxwoods Resort and Casino. The
Mohegan Sun casino has  approximately  6,100 slot  machines and 282 table games, off-track  betting,  bingo, 32 food and beverage outlets,  and retail stores and completed the first phase of an expansion project that included a 115,000 square foot  casino,  a 10,000  seat  arena,  40 retail  shops,  dining  venues and two additional  parking garages,  accommodating up to 5,000 cars, in September 2001.
The  second  phase  included  a 1,200  hotel  guest  room 34  story  tower  with convention facilities and a spa and opened in the summer of 2002.

            A number of groups are seeking to become federally-recognized Indian tribes in order  operate  casinos near the New York  metropolitan  area. A state designated Indian reservation exists for the Schaghticoke Tribe in the Berkshire mountain  area in  Northwestern  Connecticut.  The  Schaghticokes  have recently received Federal recognition; however, the State of Connecticut has appealed the
Bureau of Indian  Affairs'  decision.  There have been  periodic  proposals  for locating a Native American casino in the City of Bridgeport, Connecticut. Should a  federally-recognized  tribe be  successful  in  doing  so,  it would  have an economic impact on any casinos in the Catskills  region of the State of New York since Bridgeport is close to a large portion of the New York metropolitan  area.
In addition,  the Shinnecock Indian Nation, a  state-recognized  Native American tribe,  is  attempting  to  construct  a casino in  Southampton,  New York.  The
Shinnecocks  take the position that because they are  state-recognized,  but not federally  recognized,  they have the  right to  engage in gaming  free of state regulation and without the restrictions  imposed by the Indian Gaming Regulatory
Act (including the need for a gaming compact).  The Shinnecocks  broke ground on their  casino on June 30,  2003,  but the State of New York brought suit against the  Shinnecocks,  and a federal  district court enjoined the  Shinnecocks  from moving  ahead with their  casino  because  they are not a  federally  recognized tribe.  The court initially  stayed the case for 18 months so that a decision on the  Shinnecocks'  request  for  federal  recognition  could be made,  but later determined that the request could take the federal  government  several years to process,  and  agreed  to  move  toward  trial  on  the  issue  of  whether  the
Shinnecocks,  as a state-recognized  tribe, are immune from the state's lawsuit.
No  trial  date  has  been  scheduled,  but if the  court  determines  that  the
Shinnecocks  are  immune  from the suit,  the  injunction  may be lifted and the
Shinnecocks  may move  ahead  with  their  casino  in  Southampton.  Should  the
Shinnecocks  operate  a gaming  facility  in  Southampton,  New  York,  which is approximately  90 miles from New York City, it is expected to have some level of economic impact on any casino in the Catskills region of the State of New York.

            In Atlantic  City there are  currently 12 casino  hotels.  Moreover, substantial new expansion and development  activity has recently been completed, is under  construction,  or has been announced in Atlantic  City,  including the summer of 2003  opening of the Borgata  Casino  developed by MGM Mirage and Boyd
Gaming and the expansions at Harrah's, Tropicana and Showboat.

            NEW STATE LEGISLATION

            Legislation  permitting  other forms of casino  gaming is  proposed, from time to time, in various states, including those bordering the State of New
York. Six states have legalized  riverboat gambling while others are considering its approval. Several states are also considering, or have approved, large-scale land-based VGM operations  based at their state's  racetracks.  The business and
operations   of  Monticello   Raceway  could  be  adversely   affected  by  such
competition,  particularly  if  casino  and/or  video  gaming  is  permitted  in jurisdictions  close to New York  City.  Currently,  casino  gaming,  other than
Native American gaming,  is not allowed in New York,  Connecticut or in areas of
New Jersey  outside of Atlantic  City.  However,  proposals  were  introduced to expand legalized gaming in each of those locations and in Pennsylvania.

            Specifically,  in July 2004,  Pennsylvania  enacted a law legalizing the  operation  of up to 61,000 slot  machines at 14  locations  throughout  the state.  The holders of horse racing licenses in Pennsylvania  may apply for 7 of the 14 licenses to operate slot machines at their  racetracks  while the other 7 locations have yet to be identified,  although at least one is expected to be in
Philadelphia  and another in  Pittsburgh.  Two of the  locations  are limited to resort  properties  with no more than 500  machines.  On January  25,  2005,  in anticipation  of receiving  one of the licenses to initially  operate 3,000 slot machines,  the Mohegan Tribal Gaming  Authority  acquired Pocono Downs Racetrack and  five  off-track  wagering  operations  for a  total  of  $280  million  and anticipated licensing fees of $50 million.  Pocono Downs Racetrack is located in
Wilkes-Barre,   Pennsylvania,   approximately  75  miles  to  the  southwest  of
Monticello.

            On February 3, 2005 New York State Governor George Pataki introduced legislation for State approval of five Indian Land Claim Settlements authorizing creation of five casinos in the Catskills  region of the State of New York. This proposed bill would approve settlement  agreements between the State of New York and the various Native American  tribes  including the Cayuga Nation of New York and the  Seneca  Cayuga  Tribe of  Oklahoma.  In  addition  to  obtaining  State legislative  approval,  these  settlements  require United States  Congressional approval.

            On February 14, 2004,  a bill was  introduced  in the New York State
Senate to amend  the split of gross  gaming  revenues  to allow a  significantly greater percentage to be retained by the racetracks for operating expenses.  The bill has been  referred  to the New York  State  Senate's  committee  on Racing,
Gaming and Wagering. If this bill is approved, it could significantly change the results of our VGM operations.

EMPLOYEES

            As  of  December  31,  2004,  we  and  our   subsidiaries   employed
approximately 380 people.

ITEM 2.     DESCRIPTION OF PROPERTY.

MONTICELLO LAND

            Our  primary  asset,  which  is  held in fee by  Monticello  Raceway
Management,  our  wholly  owned  subsidiary,  is a 232  acre  parcel  of land in
Monticello,  New York. Facilities at the site include Monticello Raceway,  which includes an enclosed grandstand with a capacity of 4,500, a clubhouse restaurant facility  with a capacity for 200  customers,  pari-mutuel  wagering  facilities
(including  simulcasting),  a paddock, exterior barns and related facilities for the horses, drivers, and trainers. In addition,  Monticello Raceway Management's video gaming  operation is conducted  in the  grandstand  portion of  Monticello
Raceway,  which  includes a gaming  floor with a central bar and  separate  high stakes  gaming area, a 350 seat buffet,  a food court with a coffee bar, a pizza station and deli,  kitchens,  employee  locker  rooms,  storage and  maintenance facilities, surveillance and security facilities and systems, cashier's cage and accounting and marketing  areas, as well as enhanced  parking areas for cars and buses. Our principal  executive offices,  and the principal executive offices of
Monticello Raceway Management are also located within Monticello Raceway.

            Of these 232 acres of land, a 29 acre parcel is presently subject to a land purchase agreement between Monticello Raceway Management (as successor to
Catskill Development) and the Cayuga Catskill Gaming Authority,  an affiliate of the Cayuga  Nation of New York,  dated as of April 3, 2003 (the  "Land  Purchase
Agreement").  Pursuant to the terms of the Land Purchase  Agreement,  Monticello
Raceway  Management  agreed to convey  this 29 acre parcel of land to the United
States of  America to be held in trust for the  benefit of the Cayuga  Nation of
New York  following the Bureau of Indian  Affairs'  approval of the transfer and its authorization to use such land for Class II and Class III gaming. Monticello
Raceway  Management and the Cayuga Catskill Gaming Authority are also parties to a shared  facilities  agreement,  whereby the Cayuga Catskill  Gaming  Authority agreed,  among other things,  not to use the property for any purpose other than
Class II or Class III gaming,  and  activities  incidental to gaming such as the operation of entertainment,  parking, restaurant or retail facilities.  However, if the required  approvals  for the land transfer are not received by Monticello
Raceway  Management and the Cayuga Nation of New York by June 30, 2005, the Land
Purchase Agreement shall terminate.

            On January 11, 2005, we entered into a credit  facility with Bank of
Scotland,  pursuant  to which Bank of  Scotland  agreed to provide us with a two year $10 million senior secured revolving loan (subject to certain reserves). To secure the timely repayment of any borrowings under this credit facility,  among other  things,  Monticello  Raceway  Management  executed a  Mortgage,  Security
Agreement,  Assignment of Leases and Rents,  and Fixture Filing in favor of Bank of Scotland  pursuant to which  Monticello  Raceway  Management  granted Bank of
Scotland a security  interest and lien with respect to the above  described  232 acres  of land,  along  with  all  improvements,  fixtures,  leases,  rents  and contracts related to the land and the proceeds therefrom. This security interest shall terminate upon  satisfaction  of all of our  obligations  under the credit facility,  and all related documents,  concurrently with the termination of Bank of Scotland's obligations to provide us advances under the credit facility.

PROPOSED CONCORD AND GROSSINGER LAND

            On  November  12,  2004,  we entered  into a letter  agreement  with
Concord  Associates  Limited  Partnership and Sullivan Resorts,  LLC pursuant to which we agreed to, among other things,  acquire (i)  Grossinger's  Resort Hotel and Golf Course, consisting of an approximately 600 acre parcel of land, various hotel  buildings,  golf course and related  facilities,  (ii) The Concord Hotel, consisting of an approximately  163 acre parcel of land,  hotel  buildings,  the
Challenger  golf course and related  facilities and (iii) The Concord Resort and
Golf Club, consisting of the International golf course, the ground lease for the
Monster  golf course,  a club house,  and lodging and support  facilities,  from
Concord Associates Limited Partnership and Sullivan Resorts, LLC in exchange for
18 million shares of our common stock (or its  equivalent) and the assumption of certain  indebtedness  and liabilities not to exceed $30 million.  Each of these properties  is located in the  Catskills  region of the State of New York,  less than ten miles  away  from  Monticello  Raceway,  and upon  consummation  of the acquisition  would provide us with  approximately  an additional  1,200 acres of land in the region.  This letter agreement is expected to be formalized in March
2005 in an  Agreement  and Plan of Merger and  Contribution  between us,  Empire
Resorts  Holdings,  Inc., one of our wholly owned  subsidiaries,  Empire Resorts
Sub, Inc., a wholly owned subsidiary of Empire Resorts Holdings,  Inc.,  Concord
Associates  Limited  Partnership  and  Sullivan  Resorts,  LLC.  We  expect  the transactions  provided for in this  agreement to close  sometime  during  fiscal
2005.

OTHER PROPERTY

            We lease approximately 140 square feet of office space at 707 Skokie
Boulevard, Suite 600, Northbrook, Illinois, 60062 on a month-to-month basis. The rent for this office space is approximately $2,000 per month.

            We also  lease a  warehouse  located at 222 South  Theobald  Street,
Greenville, Mississippi for $850 per month.

ITEM 3.     LEGAL PROCEEDINGS.

            Two pending lawsuits,  Dalton v. Pataki and Karr v. Pataki,  seek to enjoin the State of New York from  proceeding  with VGM operations or permitting the  construction  of any new Native  American  casinos  within the State of New
York. While the trial court initially dismissed both of these cases in May 2003, the plaintiffs filed an appeal of the trial court's dismissal.  On July 7, 2004, the Appellate  Division of the Supreme Court of the State of New York overturned the trial court's  dismissal of certain of the plaintiffs'  claims in respect of
VGM  operations.  In overturning the trial court,  the Appellate  Division ruled
that  the   legislation   permitting   state   sponsored   VGM   operations   is
unconstitutional  under New York law because such  legislation  provides  that a portion of the VGM vendor  fees be  dedicated  to breeding  funds and  enhancing purses in  violation  of a  constitutional  mandate  that such moneys be applied exclusively  to, or in aid or support  of,  education  in the State of New York.
Notwithstanding this ruling, the court separately held that VGMs are valid state operated  lotteries  and thus fall within the  exemption of  lotteries  from the general  ban on  gambling  in the State of New York.  However,  as the court was unable to separate  its finding that a VGM is a  legitimate  "lottery"  from the enacting  legislation  that it believes  unconstitutionally  directs vendor fees toward  breeding  funds and  enhancing  purses,  the court  held the  entire VGM legislation to be unconstitutional.

            The office of the Attorney  General of the State of New York filed a notice of appeal with respect to the Appellate  Division's  invalidation  of the
VGM legislation.  This notice of appeal stays the appellate court's ruling while the State of New York  proceeds to formally  appeal the decision to the New York
Court of Appeals,  New York State's  highest  court,  a process that can take 18 months or longer. While the ruling is stayed, we can continue to operate our VGM facility  at  Monticello  Raceway in a manner  consistent  with past  practices.
However,  no assurance  can be given that the Court of Appeals will overrule the
Appellate  Division and find the VGM  legislation to be  constitutional.  Absent such a ruling,  to continue video gaming  operations at Monticello  Raceway,  we would  need the New York state  legislature  to modify  the VGM  legislation  to remove the  provision  that  directs  certain  vendor fees be  dedicated  toward breeding funds and enhancing  purses.  Again,  no assurance can be given that if the State of New York  loses  its  appeal  on the  constitutionality  of the VGM legislation  that the  State of New York  will  enact  the  required  corrective legislation or that the legislation currently under reveiw by the New York State legislature  will be enacted in its current form or if enacted will be free from constitutional  issues.  Should  the State of New York both lose its  appeal and fail to enact corrective legislation,  our operations would be restricted to the operation of Monticello  Raceway and our proposed  management and development of
Native American casinos.

            In addition to ruling on the  constitutionality  of VGMs, on July 7,
2004,  the  Appellate  Division  of the  Supreme  Court of the State of New York
upheld the trial court's validation of the legislation  authorizing the Governor of the State of New York to enter into gaming compacts with federally recognized
Native  American  tribes to  provide  for Class III gaming on  reservation  land within  the State of New York.  The  plaintiffs,  however,  have  appealed  this ruling,  and no  assurances  can be given that the legality of this  legislation will be upheld.

            The Monticello Harness  Horsemen's  Association,  Inc.  ("Horsemen",
"Horsemen's  Association")  has brought multiple actions against our subsidiary,
Monticello Raceway Management.

            Monticello  Harness  Horsemen's  Association v.  Monticello  Raceway
Management State of New York, Supreme Court, Sullivan County Index No.: 1750/03:
This is an action  brought by the Horsemen's  Association of Monticello  Raceway
against  Monticello  Raceway  Management.  The  claim is that  the barn  area at
Monticello  Raceway has been reduced in size and there are less available stalls for Horsemen at the track in prior years.  An  additional  claim is that some of the Horsemen who are no longer  eligible for stall use due to  consolidation  of the barn area were  discriminated  against by reason of their  membership in the
Horsemen's  Association.  The  action  was  commenced  July  31,  2003,  and the plaintiff  obtained  a  temporary  restraining  order upon  commencement  of the action.  The temporary  restraining order was dismissed and an injunction denied to the Horsemen  after a hearing which was held the following  week and the case had not been pursued further by the plaintiff, although it is still pending. The consolidation of the barn area at Monticello Raceway was completed.

            Monticello  Harness  Horsemen's  Association v.  Monticello  Raceway
Management Index Numbers:  1765/03 and 2624/03 Supreme Court, State of New York,
Sullivan  County.  These are  consolidated  actions  brought  by the  Horsemen's
Association  seeking  damages  for  alleged  underpayment  of purses  due to the
Horsemen from various  raceway  revenue  sources.  These actions were  commenced respectively  on September  30, 2003 and  December  12,  2003.  The actions were consolidated  by order of the Sullivan  County Supreme Court in November,  2004.
One case alleges that certain  monies  designated by contract for the Horsemen's overnight purses were used to fund a special racing series at the raceway.  That portion of the claim seeks a  recoupment  of  approximately  $60,000  dollars in purse  monies.  That action also seeks control by the Horsemen of the setting of
purses  as  opposed  to  Monticello   Raceway.   The  second  action  which  was
consolidated  with the first action  involves a claim that the Horsemen's  purse account has not been properly  credited with various  simulcasting  revenues and that there were  deductions  from the  Horsemen's  purse  account for  simulcast expenses  which  the  plaintiff  claims  were  not  authorized  by the  parties'
contract.   That  complaint   seeks   approximately   $2.0  million  dollars  in
compensatory damages and a similar amount in punitive damages. This consolidated action is pending.  There has been certain paper  discovery  completed  (bill of particulars) and there are outstanding requests for further  interrogatories and discovery items. Depositions have not yet been held.

            We are a party from time to time to various other legal actions that arise in the  normal  course of  business.  In the  opinion of  management,  the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not Applicable.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

            Our common  stock is listed on the Nasdaq Small Cap Market under the symbol  "NYNY".  The  following  table sets forth the high and low intraday sale prices for the common stock for the periods indicated, as reported by the Nasdaq
Small Cap Market.

                                          HIGH              LOW
                                          ----              ---
Year ended December 31, 2003
           First Quarter                $  10.47         $   1.94
           Second Quarter                  11.48             7.83
           Third Quarter                   18.05             9.15
           Fourth Quarter                  14.78             8.21

Year ended December 31, 2004
           First Quarter                $  14.95         $   8.36
           Second Quarter                  15.55            11.20
           Third Quarter                   14.53             5.98
           Fourth Quarter                  11.91             4.21

HOLDERS

            According to Continental Stock Transfer & Trust Company,  there were
275 holders of record of our common stock at March 1, 2005.

DIVIDENDS

            During the past two fiscal years, we did not declare or pay any cash dividends  with respect to our common stock and we do not  anticipate  declaring any cash dividends on our common stock in the foreseeable  future.  We intend to retain  all future  earnings  for use in the  development  of our  business.  In addition,  the payment of cash dividends is restricted by financial covenants in our credit agreement with Bank of Scotland.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

            The following  table  provides  information  as of December 31, 2004 with  respect  to the shares of our  common  stock that may be issued  under our existing equity compensation plans.

                                                                                                Number of
                                                                                               securities
                                                                                                remaining
                                                                                              available for
                                                 Number of                 Weighted-        future issuance
                                              securities to be              average           under equity
                                                issued upon             exercise price        compensation
                                                 exercise of            of outstanding        plans (excluding
                                                 outstanding               options,              securities
                                               options,warrants          warrants and           reflected in
                                                  and rights                rights               column (a))
                                                     (a)                      (b)                    (c)
                                             ---------------------     -----------------   -----------------------
Equity compensation plans approved by
      security holders ...................         822,928                  $   3.19                285,643
Equity compensation plans not approved by
      security holders ...................         455,000                      7.12                   --
                                                 =========                  ========                ========
      Total ..............................       1,277,928                  $   5.49                285,643

RECENT SALES OF UNREGISTERED SECURITIES

            On July 26, 2004, we sold $65 million principal amount of our 5-1/2%
Convertible Secured Notes in a private  transaction  pursuant to Rule 4(2) under the  Securities  Act of 1933,  as  amended.  Jefferies & Company,  Inc.  was the initial  purchaser  of the notes,  which were  immediately  resold to buyers who represented  themselves  to be  qualified  institutional  investors.  If certain events  shall have not  occurred  on or prior to July 31,  2005,  the notes will accrue  interest  from and  after  July 31,  2005 at an annual  rate of 8%.  The aggregate offering price was $65 million and the aggregate underwriting discount was approximately $2.8 million.  The notes are convertible into shares of common stock at any  time  before  their  maturity,  subject  to  certain  restrictions contained in the notes,  at a conversion  rate of 72.727  shares per each $1,000 principal  amount  of notes (an  aggregate  of  4,727,255  shares),  subject  to adjustment.  The net  cash  proceeds  from the sale of the  notes  were  used to acquire 232 acres of land in Monticello,  New York, to repay  approximately $5.1 million of  indebtedness,  to complete  renovations  at our horse  racetrack  in
Monticello,   to  fund  certain   development   costs  in  connection  with  the
construction of a Native American casino and for general corporate purposes.  On
October 4, 2004, a shelf registration  statement filed by us with respect of the resale of the notes and the common stock  issuable upon  conversion of the notes was declared effective by the Securities and Exchange Commission.

            On  November  12,  2004  we  issued   Concord   Associates   Limited
Partnership  an  irrevocable  three year option  pursuant to Rule 4(2) under the
Securities Act of 1933, as amended, to purchase up to 5,188,913 shares of common stock at $7.50  per  share  as  consideration  for  Concord  Associates  Limited
Partnership  entering  into a  binding  letter  agreement  pursuant  to  sell us
Grossinger's Resort Hotel and Golf Course, The Concord Hotel and Challenger Golf
Course and The Concord  Resort and Golf Club for 18 million shares of our common stock and the  assumption  of up to $30  million of  indebtedness.  The  option, however, is only exercisable,  upon termination of the binding letter agreement, absent a material adverse change in the properties, assets, business, prospects, financial  or other  condition  of the  parties  to the extent  relevant  to the transaction,  or the failure to satisfy certain closing  conditions,  including, without limitation, approval of the transaction by our stockholders, the holders of a majority of the outstanding  principal of our convertible secured notes and
Bank of Scotland.  If the option does become exercisable,  we would be obligated to file up to three registration statements at the demand of Catskill Associates
Limited Partnership,  one of which can be a shelf registration  statement,  with respect to the shares of common stock issuable upon exercise of the option.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

            The following  discussion of our financial  condition and results of operations  should  be read  in  conjunction  with  the  consolidated  Financial
Statements and Notes thereto appearing elsewhere in this document.

            Much of the  information  contained  in this  report is  historical.
However,  other matters discussed in this "Management's  Discussion and Analysis or Plan of Operation" and elsewhere in this document as well as statements  made in press releases and oral  statements that may have been made and could be made by us or by officers,  directors or our employees  acting on our behalf that are not  statements  of  historical  or  current  fact  constitute  "forward-looking statements" within the meaning of the Private  Securities  Litigation Reform Act of  1995,  Section  27A of the  Securities  Act of 1933 and  Section  21E of the
Securities  Exchange Act of 1934.  We believe  that,  in making any such forward looking statements,  our expectations have been based on reasonable assumptions, but any  statement  about future  events may be influenced by factors that could cause  actual  outcomes  and  results  to be  materially  different  from  those projected.

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
Specifically,  we commenced the  liquidation of all of our holdings  outside the
Catskills  region of the State of New York. By the end of 2003, we had no direct operations  or  meaningful  assets  other than a minority  interest  in Catskill
Development;  the prior owner of approximately  232 acres of land in Monticello,
New  York,  the  sole  stockholder  of  Monticello  Raceway  Management  and the controlling member of Monticello Casino Management.

            In January  2004,  we  acquired  from the  members of both  Catskill
Development and Monticello Raceway Development all of the outstanding membership interests and capital stock of Monticello Raceway Management,  Monticello Casino
Management,  Monticello  Raceway  Development  and  Mohawk  Management,  LLC  in
exchange for 80.25% of our common  stock,  18,219,075  shares,  calculated  on a
post-consolidation,   fully  diluted  basis.   Monticello  Raceway   Management,
Monticello  Casino  Management,   Monticello  Raceway   Development  and  Mohawk
Management, LLC own all of the development and management rights with respect to a Native  American  casino  to be  developed  on 29 of the 232  acres of land in
Monticello, New York owned by Monticello Raceway Management.  Monticello Raceway
Management,  which  previously  held  a  leasehold  interest  in  the  property, purchased the property from  Catskill  Development,  a related party on July 26,
2004.

            Since  we had no  significant  operations  during  the  time of this acquisition  and the  members of Catskill  Development  and  Monticello  Raceway
Development,  collectively,  received  a  controlling  interest  as part of this acquisition,  the acquisition  was accounted for as a reverse merger.  Moreover, our  ability to develop a  successful  business is now solely  dependent  on the success or failure of our ability to develop our  interests in  Monticello,  New
York,  and our  financial  results  in the  future  will be based  on  different activities than those from our prior fiscal years.

            We now operate  Monticello  Raceway, a harness horse racing facility located in  Monticello,  New York, 90 miles  Northwest of New York City. On June
30, 2004, we began operating 1,744 VGMs after  completing an  approximately  $24 million  renovation of our facility.  VGMs have aided other  similarly  situated racetracks in generating new revenue  streams.  We also have agreements with the
Cayuga  Nation  of New York to  develop  and  manage a  Native  American  casino entitled the Cayuga  Catskill  Resort  adjacent to  Monticello  Raceway,  and an agreement  with the Seneca  Cayuga  Tribe of  Oklahoma,  a federally  recognized
Indian Tribe, to develop a gaming facility in the Catskills  region of the State of New York.

            On April 3, 2003,  Monticello  Raceway  Development  entered  into a gaming facility  development and  construction  agreement with the Cayuga Gaming
Authority  and the  Cayuga  Nation  of New  York,  which  has been  subsequently extended to June 30, 2005. Pursuant to the agreement, the Cayuga Catskill Gaming
Authority granted Monticello Raceway  Development the exclusive right to design, engineer,  construct,  furnish  and  develop  the Cayuga  Catskill  Resort,  and
Monticello Raceway Development agreed to help arrange financing of the project.

            On August 19, 2004, we entered into a one year letter agreement with the Seneca  Cayuga Tribe of Oklahoma,  a federally  recognized  Native  American tribe,  that provides for the development of a trust land Native American casino in the Catskills region of New York.  Under this agreement,  we are obligated to supply technical and financial assistance to the Seneca Cayuga Tribe of Oklahoma in  exchange  for the right to serve as the  tribe's  exclusive  partner  in the development,  construction,  financing,  operation  and  management  of a Native
American casino in the Catskills region of the State of New York.

            Consistent  with these  pursuits,  on November 12, 2004, we, Concord
Associates Limited  Partnership and Sullivan Resorts,  LLC entered into a letter agreement  pursuant  to which we agreed to,  among  other  things,  acquire  (i)
Grossinger's  Resort Hotel and Golf Course,  consisting of an approximately  600
acre  parcel  of  land,  various  hotel  buildings,   golf  course  and  related
facilities,  (ii) The Concord  Hotel,  consisting of an  approximately  163 acre parcel  of land,  hotel  buildings,  the  Challenger  golf  course  and  related facilities  and  (iii) The  Concord  Resort  and Golf  Club,  consisting  of the
International  golf course, the ground lease for the Monster golf course, a club house,  and lodging and support  facilities,  from  Concord  Associates  Limited
Partnership and Sullivan  Resorts,  LLC in exchange for 18 million shares of our common stock (or its equivalent) and the assumption of certain  indebtedness and liabilities  not to exceed $30 million.  Each of these  properties is located in the Catskills region of the State of New York. Moreover, in connection with this letter  agreement,  we entered into an option agreement with Concord  Associates
Limited  Partnership  pursuant to which we granted  Concord  Associates  Limited
Partnership an irrevocable  three year option to purchase up to 5,188,913 shares of the our common  stock at a purchase  price of $7.50 per share.  The option is exercisable,  however,  only if the letter agreement is terminated in accordance with its terms,  absent a material  adverse  change in the  properties,  assets, business,  prospects,  financial or other condition of the parties to the extent relevant  to the  transaction  or by the  parties  to  satisfy  certain  closing conditions.

            Thus,  our  ability to develop a  successful  business is now solely dependent  on the success or failure of our ability to develop our  interests in the Catskills.  Our current business plan requires our Native American  partners to raise  significant  capital to fund the development  and  construction of the casino  projects.  Further,  our  success is  dependent  on our ability to raise additional  equity and debt to fund our  operations.  On January  11,  2005,  we entered into a credit  facility  which provides for a $10 million senior secured revolving  loan  (subject  to  certain  reserves).  In  addition,  in  2005,  we anticipate  raising  additional  equity in order to fund our  business  plan and operating  expenses.  Our  financial  results  in the  future  will be  based on different activities than those from our prior fiscal years.

            We have spent  significant  amounts of money  generated  principally through  the  issuance  of equity and debt in  connection  with our  development activities, primarily for the design, development, financing and construction of the  video  gaming  operation,  as  well  as  the  predevelopment,  design,  and negotiations  of two  Native  American  casinos.  Predevelopment  costs  include expenses  associated  with  legal  fees,  accounting  and  audit  fees and costs
relating  to  employees.   Some  of  these  costs  have  been  capitalized.   We
periodically review these capitalized costs for impairment. If such review shows that the assets are impaired the carrying value will be reduced to fair value.

            New business  developments,  outside our  interests in the Catskills region of the State of New York, or other unforeseen events may occur, resulting in the need to raise additional  funds. We continue to explore  opportunities to develop  additional  gaming or  related  businesses  in other  markets,  whether through  acquisition or development.  Any such developments  would require us to obtain additional financing.

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

RACEWAY OPERATIONS

            Monticello Raceway Management,  a wholly owned subsidiary,  is a New
York  corporation  that  operates  Monticello  Raceway,  a harness  horse racing facility located in Monticello,  New York.  Monticello Raceway Management held a leasehold  interest in the property that Monticello Raceway is located on, which it purchased  from  Catskill  Development,  a related  party on July 26, 2004 by exercising a purchase option under the lease.

            During the year ended  December  31, 2004,  revenue  produced by the racing operations  increased nominally compared to 2003. The increase appears to be related to  simulcasting  operations  and dark day  proceeds.  The closing of other raceways due to weather conditions while our track is operational enhances our dark day proceeds.  Our racing facility was undergoing  improvements for the
VGM operation  during 2004, which impacted  negatively on our operating  results for the pari-mutuel operations in Monticello.

MIGHTY M GAMING AT MONTICELLO RACEWAY

            A VGM is an  electronic  gaming  device that allows a patron to play electronic  versions  of  various  lottery  games of chance  and is  similar  in appearance to a traditional slot machine.  On October 31, 2001, the State of New
York enacted a bill designating seven racetracks,  including Monticello Raceway, to install and operate VGMs. Under the program,  the New York State Lottery made an in initial  allocation  of 1,800  VGMs to  Monticello  Raceway.  Construction
contracts  for  these   facilities   were  signed  and  work  on  the  necessary
improvements  began in  February  2004.  On June 30,  2004,  Monticello  Raceway
Management  began  operating  1,744 VGMs on 45,000 square feet of floor space at
Monticello Raceway after completing  approximately $24 million of renovations to the facility.  The VGM operation  employs  approximately  280 employees.  Of the revenue  generated by the VGMs,  Monticello  Raceway  Management  is entitled to retain approximately 20%. The operating results of the VGM operation is reported in our  consolidated  results.  Operating  results for the  pari-mutuel  and VGM operations are evaluated by management separately.

            The primary competition for Mighty M Gaming at Monticello Raceway is from Atlantic City and  Connecticut's  full service  casinos and two  racetracks located within the New York City metropolitan area; Yonkers Raceway and Aqueduct
Raceway.  Both  racetracks  have announced plans to proceed with the VGM program and limited  construction  of  facilities  had  commenced  at Aqueduct  Raceway.
However, the development program for Yonkers Raceway has yet to be finalized and construction at both racetracks was suspended  pending the resolution of certain legal issues. In addition,  proposals have been made for the implementation of a similar program in New Jersey, which would include a facility at the Meadowlands
Racetrack.

            On July 4, 2004,  the State of  Pennsylvania  enacted a law allowing for the operation of up to 61,000 slot machines at 14 gambling halls,  including seven  racetracks,  two stand-alone  parlors,  and three at either racetracks or stand-alone  parlors.  As a result of this law, slot machine facilities could be developed  within 30 miles of Monticello  Raceway that compete directly with our
VGMs.

            The results of our VGM  operations  to date have been  significantly below expectations.  Our ability to improve operations is limited, as 80% of our
VGM gross  revenues  are required to go to third  parties,  thus leaving us with only 20% to operate and promote the business.  Moreover,  to date,  the New York
State Lottery has not implemented any marketing  efforts to support the program.
Thus, with the limited portion of gross revenue  currently made available to us, we are not able at this time to offer incentives that compete favorably with the
Atlantic City and the Connecticut Native American casinos. On February 14, 2004, a bill was  introduced  in the New York State Senate to amend the split of gross gaming  revenues to allow a significantly  greater  percentage to be retained by the  racetracks  for operating  expenses.  The bill has been referred to the New
York State Senate's  committee on Racing,  Gaming and Wagering.  If this bill is approved,  it could  significantly  change the  results  of our VGM  operations.
Unless  this  proposed  bill,  or one with  similar  terms is  adopted,  our VGM operations may never become profitable.

CAYUGA CATSKILL RESORT DEVELOPMENT

            On April 3,  2003,  the  Cayuga  Nation  of New  York,  a  federally
recognized  Indian  Nation,   Catskill   Development  and  certain  of  Catskill
Development's  affiliates,  including  one of our  subsidiaries,  entered into a series of agreements  which provide for the  development  of a trust land casino adjacent to Monticello Raceway.  These agreements were extended on June 25, 2004 and  again  on  January  3,  2005 to June  30,  2005.  In  furtherance  of these transactions, on April 10, 2003, these parties officially filed with the Eastern
Regional Office of the Bureau of Indian Affairs, an application  requesting that the Secretary of the Interior acquire in trust on behalf of the Cayuga Nation of
New York a 29 acre parcel of land in Monticello,  New York to be used for gaming purposes.  On April 27, 2004, the Eastern  Regional Office ("ERO") of the Bureau
of Indian Affairs ("BIA")  completed its review of the plan by the Cayuga Nation of New  York  and us to  build  a $500  million  casino  on a site  adjacent  to
Monticello Raceway.  The ERO recommended that a finding be made that the project was in the best  interests of the Cayuga Nation of New York and not  detrimental to the  surrounding  community  and  recommended  that the site be taken into to trust by the United States as a site for gaming activities.

            One of the April 3, 2003  agreements  also  provides  for the Cayuga
Nation of New York to participate with us in the ownership of a  to-be-developed hotel within five miles of the proposed gaming facility.  This agreement further provides for a reciprocal  ten-year  option to acquire up to a 33.33%  ownership interest in our VGM  operations,  other  lodging,  entertainment,  sports and/or retail facilities, which may be developed or operated within a 15 mile radius of the proposed casino.  The option becomes  exercisable only upon the opening date of the gaming facility.  In addition,  we agreed if sufficient  financing is not available in connection  with the project,  we will advance an additional  $60.0 million  to pay  legal  fees  incurred  by the  Cayuga  Nation  of New  York  in connection to their land claim,  $50 million of which would be reimbursed out of operations,  to  the  extent  available,  and  the  remainder  of  which  may be reimbursable  under other agreements.  We have further agreed to fund legal fees of Sonnenschein Nath &  Rosenthal LLP, legal counsel to the Cayuga Nation of
New York,  legal  counsel to the Cayuga  Nation of New York,  and certain  other expenses pursuant to the Cayuga Nation of New York's  settlement  agreement with the State of New York.

            As currently  contemplated,  the Cayuga  Catskill  Resort will be an approximately  $500 million Class III Native  American gaming project with a Las
Vegas style  casino that is expected to have 3,000 slot  machines  and 200 table games.  Development of the project is pending various  government  approvals and financing.

            On November 18, 2004, the State of New York and the Cayuga Nation of
New York  entered  into a definitive  settlement  agreement  with respect to the
Cayuga Nation of New York's land title and trespass  claims against the State of
New York. This settlement  agreement  provides for the State of New York and the
Cayuga  Nation of New York to enter  into a class  III  gaming  compact  for the development  of a tribal  casino on the 29-acre  parcel at  Monticello  Raceway.
Under the settlement agreement,  the gaming compact will permit the operation of slot machines,  but not VGM terminals,  and the operation of traditional  casino table games.  The Cayuga  Nation of New York and certain  other Native  American tribes were also granted the  exclusive  right to operate  slot  machines in the counties of Bronx, Delaware,  Greene, Kings, New York, Orange, Queens, Richmond,
Rockland,  Sullivan,  Ulster and Westchester.  The Cayuga Nation of New York has
agreed to  contribute  20% of its slot  machine  net revenue to the State of New
York  during  the  first  four  years  of  operation,   with  such  contribution
subsequently  increasing to 25%. The settlement  agreement also provides for the gaming compact to have an initial term of 14 years, with an automatic seven year renewal,  requires  the Cayuga  Nation of New York to commence  class III gaming operations  within  18 months  of  receiving  all  requisite  state and  federal approvals  and provides  for the Cayuga  Nation of New York and the State of New
York  to  negotiate  a tax  parity  compact  concerning  the  sale  of  alcohol, cigarettes, gasoline and other retail products and services by the Cayuga Nation of New York to  non-Native  Americans  on the gaming  facility's  property.  The settlement agreement,  however, does not become effective until the enactment of federal and state legislation and tribal resolutions that formally implement its terms.

            In connection with the settlement agreement between the State of New
York  and the  Cayuga  Nation  of New  York we have  elected  to set  aside,  or otherwise  make provision for, the possible use by the Cayuga Nation of New York of certain funds for the acquisition of land. Through segregation of funds under our  credit  facility  with  Bank of  Scotland  and  certain  carve-outs  on the
incurrence  of  additional  debt  under  the  documents   governing  our  senior
convertible notes, we believe we are in a position to fulfill these obligations, although we are not certain of the requirements due to continuing negotiations.

            There are  significant  preconditions  that must be met  before  the
Cayuga  Nation of New York can  operate  gaming at the Cayuga  Catskill  Resort.
First,  legislation  must be passed by the New York State  legislature.  Second, similar  legislation must be passed by the United States Congress.  Third, title to the  proposed  29-acre  site must be  transferred  to the  United  States and accepted  into trust for the benefit of the Cayuga  Nation of New York.  Fourth, the Cayuga  Nation of New York must enter into a Class III gaming  compact  with the State of New York.

SENECA CAYUGA TRIBE OF OKLAHOMA RESORT DEVELOPMENT

            On August 19,  2004,  we entered  into a letter  agreement  with the
Seneca Cayuga Tribe of Oklahoma,  to develop a gaming  facility in the Catskills region  of the  State of New  York.  The  agreement  provides  for us to  supply technical and financial assistance to the Seneca Cayuga Tribe of Oklahoma and to serve  as  the  tribe's  exclusive  partner  in the  development,  construction, financing, operation and management of the proposed casino. Financial assistance includes the payment of  professional  consultants of the Seneca Cayuga Tribe of
Oklahoma on a monthly basis.  The agreement is for a term of one year and became effective  immediately.  We will also provide  technical  assistance and support relating to the  settlement  of the tribe's land claim  against the State of New
York. We will provide development  assistance of $35,000 per month to the Seneca
Cayuga  Tribe of  Oklahoma  in  connection  with the  establishment  and initial operations of a tribal gaming authority for New York gaming operations.

            The  agreement  calls for us and the Seneca Cayuga Tribe of Oklahoma to separately  enter into a management  agreement and development  agreement for the project through good faith negotiations and submit the management  agreement for approval to the National Indian Gaming Commission.  All of the provisions of the above  agreements  relating to the  management  of the casino are subject to review and approval by the National Indian Gaming  Commission  prior to becoming effective. Pending such approval and as a result of such review, such provisions may be amended or supplemented by the parties.

            On November  12, 2004,  the State of New York and the Seneca  Cayuga
Tribe of Oklahoma announced execution of a settlement  agreement relating to the
Seneca  Cayuga  Tribe of  Oklahoma's  land  claims and  development  of a Native
American  casino to be located in the Town of  Thompson,  Sullivan  County.  The agreement  provides  that the State of New York and the Seneca  Cayuga  Tribe of
Oklahoma  to enter into a  mutually  satisfactory  Class III  gaming  compact to operate a casino in the  Catskills,  subject to  approval  of the  Secretary  of
Interior.

            There are significant preconditions,  similar to the requirements of the Cayuga  Nation of New York,  that must be met before the Seneca Cayuga Tribe of Oklahoma  can operate a Class III gaming  facility  in Sullivan  County,  New
York.

CONCORD ASSOCIATES RESORT DEVELOPMENT

            On November  12,  2004,  we entered  into a binding  agreement  with
Concord Associates  Limited  Partnership and an affiliate for acquisition of the
Concord and  Grossinger's  Resort Hotels and Golf Courses in Sullivan County New
York. The acquisition  includes casino and hotel development sites, and 72 holes of golf, including the Monster, International,  Challenger and Grossinger's Golf
Courses.

            As  consideration  for the  acquisition,  we will  issue 18  million shares of common stock to Concord Associates Limited  Partnership,  representing approximately  40% of the total number of issued and  outstanding  common shares after the closing,  on a fully diluted basis and the assumption of related debt.
The  closing is subject to certain  approvals,  including a vote in favor of the transaction by a majority of our  stockholders,  and  regulatory  approval of at least one land to trust  transfer  for a gaming  facility  at any of the  casino development sites owned by us or Concord Associates Limited Partnership.

            Pursuant to the binding  agreement with Concord  Associates  Limited
Partnership,  we granted Concord Associates  Limited  Partnership an irrevocable option (the "Option") to purchase up to 5,188,913  shares of our Common Stock at a price per share equal to $7.50. The Option is exercisable at any time and from time to time  following the  occurrence of an Exercise  Event (as defined below)
and shall remain in full force and effect until the earliest to occur of (i) the transfer of the Properties as provided in the Agreement,  (ii) the date which is
180 days after the receipt by Concord Associates Limited  Partnership of written notice from us of the  occurrence  of an Exercise  Event and (iii)  November 12,

2007; provided that with respect to clauses (ii) and (iii), if the Option cannot be exercised before the expiration of the applicable  period described in clause
(ii) or (iii) as a result of any injunction,  order or similar  restraint issued by  a  court  of  competent  jurisdiction,  or  if  prior  notification  to,  or authorization of, any governmental or tribal authority is required in connection with such exercise, such period shall be extended so that it shall expire on the
10th  business day after such  injunction,  order or  restraint  shall have been dissolved  or when  such  injunction,  order  or  restraint  shall  have  become permanent and no longer subject to appeal, or after such prior  notification to, or authorization  of, any governmental or tribal authority is given or obtained, as the case may be. For purposes of the Option Agreement, "Exercise Event" means the  termination  of the Letter  Agreement,  the  Agreement  and the  Additional
Agreements for any reason in accordance with their respective terms,  except for any termination  described in the second sentence of Section 13(b) of the Letter
Agreement or in Section 8(c),  13(h) or 13(i) of the Letter  Agreement.  For the
avoidance of doubt,  references to Sections 8(c), 13(b),  13(h) and 13(i) of the
Letter Agreement shall be deemed to refer to the corresponding sections, if any, of the Agreement and the Additional Agreements.

            On  February 3, 2005,  legislation  was  introduced  in the New York
Legislature to approve five Indian land claim settlements  authorizing  creation of five casinos in the Catskills  region of the State of New York. This proposed bill would approve  settlement  agreements between the State of New York and the various Native American  tribes  including the Cayuga Nation of New York and the
Seneca  Cayuga Tribe of Oklahoma.  In addition to  obtaining  State  legislative approval,  these settlements require United States  Congressional  approval.  On
February 10, 2005, this legislative proposal was approved by the Sullivan County
Legislature  and is currently  pending  before the New York Assembly and the New
York Senate.

MONTICELLO RACEWAY DEVELOPMENT

            Monticello  Raceway  Development  is a New  York  limited  liability company with the exclusive right to design,  engineer,  develop,  construct, and furnish a Class III  Gaming  facility  that will be  developed  on 29 of the 232 acres of land at Monticello Raceway in Monticello,  New York. Monticello Raceway
Development  also has the exclusive  right to develop the remaining 203 acres of land to provide for  activities  supportive  of gaming,  such as  lodging,  food service and  retail.  Monticello  Raceway  Development's  operating  results are reported in our consolidated results.

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
York.

            Monticello  Raceway  Development,  in connection with its gaming and development activities,  capitalizes certain legal,  architectural,  engineering and  environmental  study fees, as well as other costs  directly  related to the gaming  license  and  development  of the real  estate.  During the year  ending
December 31, 2004, Monticello Raceway Development capitalized approximately $4.7 million of additional  costs  associated with the casino  development  projects.
Capitalized costs that are specifically related to either of the Native American
projects    are    refundable    under    certain    circumstances    and    are
non-interest-bearing.  When the financing of the relevant operation is completed the gaming  license and  development  costs will be evaluated for refund ability and when the  operations  of a proposed  casino  commence the  balance,  if any, systematically  recognized over a determinable  period.  These capitalized costs are periodically  reviewed for impairment.  Should the Cayuga Nation of New York fail to  negotiate a Compact  with the State of New York by June 30, 2005 or the parties  fail to agree to  extend  the  agreements  we will  write off the costs specifically  related to the Cayuga  Catskill  Resort.  At  December  31,  2004,
Monticello Raceway Development  employed four full-time employees whose salaries and benefits are currently capitalized as development costs.

            We believe that either of the  management  contracts with the Cayuga
Nation of New York trust land casino or the  agreements  with the Seneca  Cayuga
Tribe of Oklahoma, with all appropriate approvals, will generate more revenue in the first year of the  contract  than the gaming  related  capitalized  costs at
December 31, 2004.  Most of the costs that are  capitalized at December 31, 2004 will  be  reimbursed  through  provisions  of the  contracts.  We are  currently evaluating the available deferred tax asset to utilize when this revenue becomes realizable.

MONTICELLO CASINO MANAGEMENT

            Monticello  Casino Management was formed for the purpose of managing the  operations  of a casino and related  gaming  activities  on the 29 acres of trust land.

            On April 3, 2003, Monticello Casino Management entered into a gaming facility management  agreement with the Cayuga Nation of New York and the Cayuga
Catskill Gaming Authority,  an  instrumentality of the Cayuga Nation of New York which was formed to develop and  conduct  gaming  operations  on the 29 acres of trust land. The deadline for the effectiveness of such agreement was extended on
January 3, 2005 to June 30, 2005.  This  agreement,  the Cayuga  Catskill Gaming
Authority  retained  Monticello  Casino  Management  to manage all casino  style gaming activities,  other than horserace wagering,  that may be conducted on the land for seven years  commencing  upon the National  Indian Gaming  Commission's approval of the agreement.  Monticello  Casino Management has also been retained to manage all lawful commercial activities on the land related to gaming such as automatic teller machines,  food service,  lodging and retail. At the same time,
Monticello  Casino  Management has agreed to assist the Cayuga  Catskill  Gaming
Authority obtain financing for the gaming enterprise and all related  commercial activities.  In exchange for these  services,  Monticello  Casino  Management is entitled to receive a management  fee equal to 35% of the net  revenues  derived from the operations it manages.  Monticello Casino Management is entitled to pay itself  its  management  fee on or before the 25th day of each  calendar  month.
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

            Monticello Casino  Management's  financial results will be reflected in our consolidated  results. At December 31, 2004, Monticello Casino Management did not have any full-time employees or operations.

STOCK REDEMPTION

            On December 10, 2002, we entered into a  recapitalization  agreement with Stanley Tollman,  Beatrice Tollman (Stanley Tollman's wife), Monty Hundley,
Bryanston Group and Alpha Monticello,  Inc., our wholly owned subsidiary.  Under this agreement,  each of Bryanston Group and Beatrice Tollman granted us a three year option to redeem from them up to 2,326,857  and 66,000 shares of our common stock,  respectively,  at a redemption price of $2.12 per share, payable in cash or by promissory note.

            On January 9, 2004, prior to the closing of the  consolidation  with
Catskill  Development,  we redeemed  all of the shares of our common  stock that were subject to the  recapitalization  agreement and that were held by Bryanston
Group and Beatrice  Tollman.  In order to consummate this redemption,  we issued promissory notes in the aggregate sum of approximately $5.1 million to Bryanston
Group and  Beatrice  Tollman in  exchange  for their  shares.  These  notes were subsequently  paid in full on July 26,  2004 from of the  proceeds of our senior secured convertible note offering.

CAPITAL RAISING ACTIVITIES

            PRIVATE PLACEMENT

            On January  30,  2004,  with  Jefferies & Co.,  Inc.  serving as our exclusive placement agent, we closed the private sale of 4,050,000 shares of our common  stock at $7.50  per  share.  This sale  resulted  in gross  proceeds  of approximately  $30  million,  of which  $24  million  was used to  renovate  the grandstand  at  Monticello  Raceway to install and operate up to 1,800 VGMs.  As part of its  compensation as placement agent in this offering,  we also issued a five year  warrant at  closing to  Jefferies  & Company,  Inc.  to acquire up to
250,000  shares of our  common  stock at $7.50 per  share  resulting  in a stock issuance cost of approximately $2.1 million. This cost, as well as other related stock issuance costs of approximately $4.4 million, were recorded as a reduction of the net capital raised in this transaction.

            SENIOR SECURED NOTE OFFERING

            On July 26,  2004,  we sold $65 million  principal  amount of senior secured  convertible  notes due in 2014 in a private  transaction to Jefferies &
Company,  Inc.,  who,  in turn,  immediately  resold  the  notes to  buyers  who represented themselves to be qualified institutional  investors.  The notes were issued  pursuant to an  indenture  and The Bank of New York was  selected as the trustee for the Noteholders  under the indenture.  From the sale of these notes, we received  net  proceeds of  approximately  $61 million  that were used to all allow  Monticello  Raceway  Management  to  acquire  the  232  acres  of land in
Monticello,  New York it previously leased from Catskill  Development,  to repay
approximately  $5.1  million  of  indebtedness,   to  complete   renovations  at
Monticello  Raceway,  to fund certain  development  costs in connection with the construction of a Native American casino and for general corporate purposes.

            The notes  currently  accrue  interest  at an annual rate of 5 1/2%.
However, in the event that each of:

            o    publication  in  the  Federal   Register  of  approval  by  the
                 Secretary of the Interior of a Class III gaming compact for the
                 Cayuga Nation of New York;

            o    written approval of a gaming facility  management  agreement on
                 behalf  of  the   chairman  of  the  National   Indian   Gaming
                 Commission; and

            o    the land in Monticello, New York to be used for the development
                 of  the  Cayuga   Nation  of  New  York's  casino  having  been
                 transferred  to the United  States in trust for such tribe (the occurrence of all of the foregoing events is herein referred to as the "Trigger Event")

fail to occur on or prior to July 31, 2005, the notes will accrue  interest from and after July 31, 2005 at an annual rate of 8%. The  interest  rate will return to 5 1/2% upon the  occurrence  of the  Trigger  Event.  We will  make  interest payments  semi-annually  in cash on each  January  31 and July 31 of each  year, beginning on January 31, 2005.

            The notes are  convertible  into  shares of our common  stock at any time before their  maturity,  subject to certain  restrictions  contained in the notes, at a conversion rate of 72.727 shares per each $1,000 principal amount of notes or $13.75 per share (equal to an aggregate  of 4,727,255  shares).  If the
Trigger  Event  has not  occurred  on or  prior to July 31,  2005,  the  initial conversion rate per each $1,000  principal  amount of notes shall be reset based on a 15%  premium to the average  closing bid price of our common  stock for the prior 10 trading days; provided,  however,  that the new initial conversion rate shall not reflect an initial  conversion  price per share in excess of $13.75 or less than $12.56.

            Repayment  of the  notes  is  guaranteed  by  each  of our  material subsidiaries and a security  interest in all of our personal  property,  whether owned at the time we sold the notes or subsequently  acquired.  In addition,  if the  Trigger  Event has not  occurred  on or prior to April 22,  2005,  we will, subject to regulatory approval, grant the noteholders a security interest in all of our real property,  including the 232 acres of land in Monticello,  New York, by placing a mortgage on such property in favor of the noteholders.

OFF-BALANCE SHEET ARRANGEMENTS

            On October 29, 2003, we entered into a surety  agreement in favor of
The Berkshire  Bank to guarantee a $3.5 million loan made to Monticello  Raceway
Management,  then a wholly owned subsidiary of Catskill  Development.  This loan was subsequently repaid in February 2004.

            On January 12, 2004 in order to better  focus on the  implementation of the New York State  Lottery's VGM program and the development of other gaming operations  at  Monticello  Raceway  and as a  condition  to the  closing of the
consolidation  with  Catskill  Development,   all  claims  relating  to  certain
litigation   against   parties   alleged  to  have   interfered   with  Catskill
Development's  relations with the St. Regis Mohawk Tribe,  along with the rights to any  proceeds  from any  judgment  or  settlement  that may  arise  from such litigation, were transferred to a grantor trust in which our common stockholders of record immediately before the consolidation's  closing were provided a 19.75%
interest,  with the  members of  Catskill  Development  and  Monticello  Raceway
Development  immediately before the consolidation's closing owning the remaining
80.25%. We separately  entered into an agreement with the grantor trust pursuant to which we agreed to provide  the trust with a $2.5  million  line of credit to finance the litigation.

            For the year  ended  December  31,  2004 we  released  approximately
$500,000 in draws on the line of credit. Due to the unpredictable  nature of the litigation  and the pending  motions  currently  under  review we provided for a valuation  allowance of  approximately  $500,000 against the receivable from the
Litigation  Trust for the year ending  December 31, 2004.  This agreement is not expected to have a material current or future effect on our financial condition, or cause  changes in  financial  condition,  revenues  or  expenses,  results of operations,  liquidity,  capital expenditures or capital resources.  Pursuant to the terms of the Declaration of Trust  establishing the trust, in the event of a recovery in the litigation, we are to receive payments to reimburse us for prior litigation  expenses  of $7.5  million  and to  repay  any  draws on the line of credit.

            We agreed to provide development  assistance of $35,000 per month to the Seneca Cayuga Tribe of Oklahoma in  connection  with the  establishment  and initial  operations of a tribal gaming authority for New York gaming operations.
We will also provide  technical  assistance,  payment of professional  and legal consultants,  and expertise  relating to the  settlement of the Cayuga Nation of
New York and the Seneca Cayuga Tribe of Oklahoma's land claims against the State of New York.

            In connection with the settlement agreement between the State of New
York and the Cayuga Nation of New York, on November 18, 2004, we have elected to set aside,  or  otherwise  make  provision  for,  the possible use by the Cayuga
Nation  of New York of  certain  funds  for the  acquisition  of  land.  Through segregation of funds under our credit facility with Bank of Scotland and certain carve-outs on the  incurrence of additional  debt under the documents  governing our senior  convertible  notes, we believe we are in a position to fulfill these obligations,  although we are not certain of the  requirements due to continuing negotiations.

            On November  14,  2004,  we agreed if  sufficient  financing  is not available in connection  with the project,  we will advance an additional  $60.0 million  to pay  legal  fees  incurred  by the  Cayuga  Nation  of New  York  in connection to their land claim,  $50 million of which would be reimbursed out of operations,  to  the  extent  available,  and  the  remainder  of  which  may be reimbursable under other agreements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

            Management periodically reviews the carrying value of its investment and advancement and deferred development cost in relation to historical results, as well as  management's  best  estimate  of future  trends,  events and overall business  climate.  If such reviews  indicate  that the  carrying  value of such assets may not be  recoverable,  we would then  estimate  the future  cash flows
(undiscounted  and  without  interest  charges).  If such  future cash flows are insufficient  to recover the carrying  amount of the assets,  then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.

RESULTS OF OPERATIONS

           YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

            Our operations during the year ended December 31, 2004 and 2003 were not similar due to the merger with Catskill Development and its subsidiaries and the commencement of the new VGM operations on June 30, 2004.

            REVENUES.  Revenues  increased  approximately  $35.1 million for the year ended December 31, 2004 due to the VGM operations.

            OPERATING  COSTS.  Operating  costs  increased  approximately  $35.8 million for the year ended  December 31, 2004 due to the start up and  operating costs associated with the VGM operations.

            SELLING,   GENERAL   AND   ADMINISTRATIVE.   Selling,   General  and
Administrative  expenses increased approximately $8.7 million for the year ended
December 31, 2004 from stock-based  compensation of  approximately  $3.0 million and costs associated with the VGM operations.

            DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was approximately $507,000 and $703,000 respectively for the year ended December
31, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

            Net cash used in operating activities during the year ended December
31, 2004 totaled $8.7 million,  which is primarily  attributable to the start-up costs  associated  with  the  VGM  operations  and  increased  payroll  for  new employees.

            Net cash  used in  investing  activities  in during  the year  ended
December 31, 2004 totaled $36.2 million,  consisting  primarily of approximately
$31.1  million in purchases of property and  equipment  and  approximately  $4.1 million in costs associated with the casino development project.

            Net cash  provided  by  financing  activities  during the year ended
December 31, 2004 totaled  $50.7  million,  which is primarily  attributable  to approximately  $30.4  million from the  proceeds of the sale of stock  through a private  placement  and  approximately  $62.2  million  from the sale of  senior convertible notes, offset by the excess of market value over carrying value that was  recorded as a reduction  to equity for the  related  party  purchase of the property  and  equipment  of $30.8  million,  stock  issuance  expenses  of $2.3 million,  $5.1 million for the repayment of promissory  notes, and the repayment of the $3.5 million note issued to The Berkshire Bank.

            To  prepare  the  property  at   Monticello   Raceway  for  the  VGM
operations,  we had contractual  obligations relating to construction of the VGM renovations of  approximately  $24 million.  On November 9, 2004 the balance was paid in full.

            In October 2004, we began  construction  to replace the paddock that was previously  converted into VGM operation  floor space.  The new building was under  construction at December 31, 2004 and we have contractual  obligations of approximately $1.7 million due on this project.

            Monticello Raceway  Management  recorded a $5.7 million loss for the year  ending  December  31,  2004.  The net  loss  was  mainly  attributable  to non-recurring  costs  associated with the start-up of the VGM operations,  lease expense  for  the  raceway  property  and  interest  due to  Empire  Resorts  of approximately  $2.3 million.  The pari-mutuel  operation in the past has usually generated a nominal  yearly  profit.  A dispute in regards to off track  betting parlor Dark day money was settled and we recognized  approximately $1 million of revenue with the  resolution in the quarter ending  December 31, 2004.  Dark day money is revenue  received from OTBs when racing is held at  Monticello  Raceway and thoroughbred racing facilities are closed.

            Any revenue  projections  would be based on information  without any historical  data due to the start-up of the new VGM  operations,  which produces the majority of Monticello  Raceway  Management's  revenue.  It could be assumed that the revenue flow from the VGM operations would follow a seasonal trend line with the winter months producing fewer guests.  Therefore, we do not believe the revenue  results for the year ended  December 31, 2004 will be indicative of the yearly total revenue in 2005.

            On January 30, 2004, we, with the assistance of Jefferies & Company,
Inc.,  closed a private  sale of  4,050,000  shares of common  stock to multiple investors  at a price of $7.50 per  share.  This sale of the  registered  shares increased by approximately $30 million, less expenses, our funds for development and  operations.  On February 13, 2004, a  registration  statement  covering the resale of the  shares  privately  placed  by  Jefferies  &  Company,  Inc.  went effective.  As part of its compensation as placement agent in this offering,  we also  issued a five year  warrant at closing to  Jefferies  & Company,  Inc.  to acquire up to 250,000 shares of our common stock at $7.50 per share resulting in a stock issuance cost of approximately $2.1 million.

            We entered into a special letter agreement with the Cayuga Nation of
New York to work  exclusively  with each other to  develop a casino in  Sullivan
County,  New York. As an inducement  to enter into the  transaction,  the Cayuga
Nation of New York  received  300,000  shares of our common stock vesting over a twelve  month  period.  On April 9 and October 9, 2003,  an aggregate of 200,000 shares of common  stock vested at a market value of $10.56 and $13.84 per share, respectively.  On April  9,  2004,  an  additional  100,000  shares  vested  and approximately  $1.5  million  of  additional  cost  was  capitalized.  When  the operations of the proposed casino commence,  the deferred development costs will be systematically recognized over a determinable period. These capitalized costs are periodically reviewed for impairment.

            On April 29, 2004, in settlement  of all unpaid  dividends  from the first quarter of 2004, due April 1, 2004 on our Series B Preferred  Stock,  paid
$30,000 in cash,  and on June 11, 2004 issued  16,074  shares of common stock in settlement of all outstanding  dividends from the year ending December 31, 2003.
The 16,074  shares were valued at  approximately  $210,000  and  recorded in the period ended June 30, 2004.

            On July 16,  2004,  we sold $65 million of 5.5%  senior  convertible notes,  guaranteed by our material subsidiaries,  that presently are convertible into  approximately  4.7 million shares of common stock at a conversion price of
$13.75 subject to adjustment  upon the occurrence or  non-occurrence  of certain events.  The notes were issued on July 26, 2004 with a maturity date of July 31,
2014. We will make interest payments semi-annually. We used part of the offering proceeds to acquire 232 acres of land and  buildings  at  Monticello  Raceway in
Monticello,  New York,  from Catskill  Development,  a related  party,  to repay certain  indebtedness,  to complete  renovations at Monticello  Raceway, to fund certain  development costs in connection with the Cayuga Catskill Resort and for general corporate purposes.

            The notes were sold by the initial  purchaser in a Rule 144A private offering to qualified  institutional  buyers and were not  registered  under the
Securities  Act of 1933.  In  September of 2004 a shelf  registration  statement covering the resale of the notes and common stock  issuable  upon  conversion of the notes was filed with the Securities and Exchange Commission and subsequently declared effective October 4, 2004.

            On July 26, 2004,  approximately  $5.3 million of proceeds  from the senior  convertible  notes was  expended  to pay in full the  obligation  of the promissory  notes payable and accrued  interest due to the  Bryanston  Group and
Beatrice Tollman.

            On July 26,  2004,  approximately  $38 million of proceeds  from the senior  convertible  notes was expended to terminate a ground lease covering 232 acres in Monticello,  New York, and the improvements thereon,  owned by Catskill
Development,  a related party, by purchasing such leased  property.  Purchase of the land will allow us to benefit from certain real estate tax credits resulting from our recent investment in improvements on the land.

            On August 19,  2004,  we and the  Seneca  Cayuga  Tribe of  Oklahoma
entered into a one year agreement  where we agreed to provide  $35,000 per month to pay the  expenses of  establishing  the tribal  gaming  authority  or similar organization  for the Seneca  Cayuga  Tribe of  Oklahoma  to oversee  its gaming activities and other gaming related costs. These advances will be refunded to us when the development project is financed.

            On November  12,  2004,  we entered  into a binding  agreement  with
Concord Associates  Limited  Partnership and an affiliate for acquisition of the
Concord  and  Grossinger's  Resort  Hotels  and Golf  Courses.  The  acquisition includes casino and hotel development sites, and a 72 hole golf course.  Concord
Associates Limited Partnership is a joint venture owned 46% by Reckson Strategic
Venture Partners, a real estate venture capital fund.

            As  consideration  for the  acquisition,  we will  issue 18  million shares of common stock to Concord Associates Limited  Partnership,  representing approximately  40% of our total  issued and  outstanding  shares of common stock after the closing, on a fully diluted basis, and the assumption of related debt.
The  closing is subject to certain  approvals,  including a vote in favor of the transaction by a majority of our  stockholders,  and  regulatory  approval of at least one land to trust  transfer  for a gaming  facility  at any of the  casino development sites owned by us or Concord Associates Limited Partnership.

            On November 12, 2004,  the Company  granted  Concord  Associates  an irrevocable  three year option to purchase up to 5,188,913  shares of its Common
Stock at a price of $7.50 per share. The option is exercisable in the event that the Letter  Agreement is  terminated  in  accordance  with its terms for reasons other than (a) failure of the due diligence  condition to be satisfied by either party as of the  completion  of due  diligence on December  14, 2004,  which was extended and satisfied by January 14, 2005, (b) a material adverse change (i) in the properties,  assets, business, prospects, or financial or other condition of
(1) the Resort  Properties (or Concord  Associates to the extent relevant to the transactions  contemplated by the Letter Agreement) or (2) the Company,  in each case to the extent relevant to the transactions  contemplated by, or the ability to consummate, the transactions, (c) an election by the Company to terminate due to a default by Concord  Associates in the  performance of the Letter  Agreement that has a material  adverse effect,  (d) failure to close due to the failure to satisfy  certain  specified  conditions  to  the  closing  of  the  transactions contemplated by the Letter Agreement,  or (d) an election by Concord  Associates to terminate  due to failure to receive  necessary  approvals of the  Bankruptcy
Court having  jurisdiction over the bankruptcy  proceeding  involving  Frontline
Capital Corp.

            Specifically,  our  responsibilities  in  relation  to  keeping  the options from being  exercisable  is to have a favorable  vote of both the common stock  shareholders  and the  holders of the senior  convertible  notes,  and in addition,  if we have a change of  ownership  prior to the  consummation  of the acquisition of the Concord and  Grossinger's  Resort Hotels and Golf Courses Our
Board of Directors  has voted in favor of the  acquisition.  We are hopeful that there will be a favorable  vote by both the common  stock  shareholders  and the holders  of the  senior  convertible  notes,  and that the  transaction  will be completed in the last quarter of 2005.

            On November  14,  2004,  we agreed if  sufficient  financing  is not available in connection  with the project,  we will advance an additional  $60.0 million  to pay  legal  fees  incurred  by the  Cayuga  Nation  of New  York  in connection to their land claim,  $50 million of which would be reimbursed out of operations,  to  the  extent  available,  and  the  remainder  of  which  may be reimbursable under other agreements.

            At December  31, 2004 we had  undeclared  dividends  on our Series E
Preferred Stock of approximately  $2.9 million and the remaining 2004 undeclared dividends of  approximately  $125,000 on our Series B Preferred  Stock.  We have historically  paid the Series B Preferred  Stock  dividends in common stock with few  exceptions.  We are in compliance with our  Certificates  of  Designations,
Preferences and Rights of the issued and outstanding preferred shares.

            On July 30, 2002,  President Bush signed into law the Sarbanes-Oxley
Act of 2002 (the  "Sarbanes-Oxley  Act"). The  Sarbanes-Oxley Act imposes a wide variety of new  regulatory  requirements  on  publicly-held  companies and their insiders.  Many of these  requirements  will affect us. For  example,  our chief executive  officer and chief financial  officer must now certify the accuracy of all periodic  reports that contain  financial  statements,  our periodic reports must disclose conclusions about the effectiveness of our disclosure controls and procedures, and we may not make any loan to any director or executive officer.

            The  Sarbanes-Oxley  Act  has  required  us to  review  our  current procedures and policies to determine whether they comply with the Sarbanes-Oxley
Act and  the  new  regulations  promulgated  there  under.  We  have  engaged  a professional  service  corporation  to assist  management in its  evaluation and compliance with the new  requirements.  The Company will continue to monitor the compliance with all future regulations that are adopted under the Sarbanes-Oxley
Act and will take whatever  actions are necessary to ensure  compliance.  We are anticipating substantial costs to attain the level of compliance required by the
Sarbanes-Oxley Act.

FORMER DIRECTOR CONVICTIONS FEBRUARY 4, 2004

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

RECENT ACCOUNTING PRONOUNCEMENTS

            In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43,  Chapter 4. SFAS No. 151 amends the guidance in ARB No.
43, Chapter 4 Inventory Pricing,  to clarify the accounting for abnormal amounts of idle facility expense,  freight, handling costs and wasted material. SFAS No.
151 is effective  for inventory  costs  incurred  during fiscal years  beginning after June 15, 2005. We believe that the impact that this statement will have on our financial position or results of operations will not be significant.

            In December  2004,  FASB issued SFAS No. 123  (revised  2004) "Share
Based Payment" (SFAS No. 123R), a revision to Statement No. 123,  Accounting for
Stock-Based  Compensation  which  supersedes APB Opinion No. 25,  Accounting for
Stock Issued to Employees.  The revised SFAS 123 eliminates  the  alternative to use Opinion 25's  intrinsic  value method of  accounting  and instead,  requires entities to  recognize  the cost of employee  services  received in exchange for awards of equity instruments based on the grant-date fair value of those awards.
Furthermore,  public  entities are required to measure  liabilities  incurred to employees in share-based payment  transactions at fair value as well as estimate the number of  instruments  for which the  requisite  service is  expected to be rendered.  Any incremental  compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after the modification.

            For  public  entities  that  file as  small  business  issuers,  the effective  date of the revised  Statement  is as of the  beginning  of the first interim or annual  reporting  period that begins after  December  15,  2005.  We adopted the fair-value method to account for our stock-based compensation awards granted under our stock option plans and awards granted to  non-employees  as of
January 1, 2003.

RISK FACTORS

            RISKS RELATED TO OUR BUSINESS

            THERE IS  CURRENTLY  A SPLIT  BETWEEN  TRIBAL  LEADERS OF THE CAYUGA
NATION OF NEW YORK,  THE OUTCOME OF WHICH COULD LEAD TO THE  TERMINATION  OF OUR
PROPOSED  PROJECT TO DEVELOP A NATIVE  AMERICAN  CASINO IN MONTICELLO,  NEW YORK
WITH THE CAYUGA NATION OF NEW YORK.

            On January 3, 2005, Clint Halftown,  a representative  of the Cayuga
Nation of New York,  sent a letter to Governor Pataki and issued a press release stating that the Cayuga Nation of New York was abandoning its casino development project with us, along with a settlement agreement between the State of New York and the Cayuga  Nation of New York that would have allowed us to move forward in jointly developing a Native American casino.  This statement was then refuted by
Gary  Wheeler,  another  representative  of the Cayuga  Nation of New York, in a letter  to the  Governor  of New  York  State in which  he  claimed  that  Clint
Halftown's actions were unauthorized, that the tribe had overwhelmingly approved the  settlement  agreement  with the State of New York back in November and that all gaming and  development  agreements  between  us and the tribe  remained  in effect.  Mr. Wheeler and Timothy Twoguns,  a third  representative of the Cayuga
Nation of New York,  then sent a second letter to the Governor of New York State on January 13, 2004 affirming these positions,  and attaching the minutes from a meeting of the Cayuga Nation Council of Chiefs, Representatives and Clan Mothers
from November 14, 2004 in which the  settlement  agreement with the State of New
York was duly approved.

            On February 4, 2005,  we received a letter from the National  Indian
Gaming  Commission  informing us that the NIGC  received a letter on January 27,
2005 from Clint Halftown  stating that all agreements  between us and the Cayuga
Nation  expired on December 31, 2004. As a result of this fact,  the NIGC stated
that it ceased reviewing the Class III gaming management agreement,  dated April
3, 2003,  by and among the Nation,  the Cayuga  Catskill  Gaming  Authority  and
Monticello Casino Management,  LLC, our wholly owned subsidiary, and deemed such contract to be withdrawn.  Upon receipt of this letter, the Cayuga Nation of New
York told the National Indian Gaming Commission that the January 27, 2005 letter was not  authorized  and that in December  2004 we and the Cayuga  Nation of New
York entered  into a letter  agreement  extending  the  expiration  date for all agreements between us, including the management agreement.  On February 9, 2005, the Cayuga  Nation of New York  further  informed  the  National  Indian  Gaming
Commission that while Clint H. Halftown was previously given signature authority with respect to government-to-government  relations with the United States, such authorization  was  revoked on February  7, 2005.  The Bureau of Indian  Affairs subsequently  notified the tribe that federal agents were being sent to New York to investigate the leadership issue.

            Given  the  complex  nature  of the  Cayuga  Nation  of  New  York's government,  as discussed  below, we cannot assure you that Mr. Halftown was not authorized to terminate the New York State settlement agreement,  along with our agreements,  regardless  of the letters  sent to the  Governor  and the National
Indian Gaming Commission by Mr. Wheeler and/or Mr. Twoguns.  If Mr. Halftown did
have proper  authority to take such actions,  our Native American casino project with the Cayuga Nation of New York would effectively be terminated.

            IF OUR VGMS AT  MONTICELLO  RACEWAY DO NOT INCREASE OUR REVENUES AND
OPERATING  INCOME,  IF LEGISLATION  AUTHORIZING OUR VIDEO GAMING  OPERATIONS AND
DICTATING  THE AMOUNT OF VGM REVENUE WE RETAIN IS NOT MODIFIED OR IS  ULTIMATELY
HELD TO BE  UNCONSTITUTIONAL  OR IF A NATIVE AMERICAN CASINO IS NOT SUCCESSFULLY
DEVELOPED  BY  US,  IT  COULD  ADVERSELY  AFFECT  OUR  ABILITY  TO  SERVICE  OUR
OUTSTANDING DEBT.

            Our ability to make  payments on our senior  secured  notes or loans under  the Bank of  Scotland  credit  facility  will  depend on our  ability  to generate  cash flow from our  current  and  future  operations.  Our  ability to generate  sufficient  cash flow will largely  depend on the success of the 1,744
VGMs that were  installed  by the New York  Lottery  this  Summer as part of our renovation  of  Monticello  Raceway's  grandstand  building  and our  ability to successfully  develop and manage a Native  American Casino for the Cayuga Nation of New  York  and  the  Seneca  Cayuga  Tribe  of  Oklahoma.  Currently  our VGM
operations are losing money, as Monticello  Raceway Management is only permitted to retain  20% of its VGM gross  revenue.  In  addition,  on July 7,  2004,  the
Appellate  Division of the Supreme Court of the State of New York ruled that the legislation  permitting state sponsored VGM operations is unconstitutional under
New York law because such legislation  provides that a portion of the VGM vendor fees be  dedicated  to breeding  funds and  enhancing  purses in  violation of a constitutional  mandate that such moneys be applied exclusively to, or in aid or support  of,  education  in the State of New  York.  While the State of New York
filed a notice of appeal with  respect to this  ruling,  which  notice of appeal stays the decision  and allows us to continue  operating  VGMs,  there can be no assurance that the State of New York will ultimately prevail or,  alternatively, that  the  authorizing  legislation  will  be  amended  in  order  for  it to be constitutional.  If the appellate court's findings are ultimately upheld and the state legislature fails to enact corrective  legislation,  we would be forced to shutter  our  VGMs  and our  operations  would  be  limited  to the  pari-mutuel operations of Monticello Raceway and the proposed  development and management of
Native  American  casinos  with the Cayuga  Nation of New York and/or the Seneca
Cayuga Tribe of Oklahoma.

            In addition to ruling on the permitted use of net lottery  revenues, the court  separately  held that VGMs are valid,  state operated  lotteries and, thus, fall within the exemption of lotteries from the general ban on gambling in the  State of New  York.  The  plaintiffs  have  appealed  this  portion  of the
Appellate  Division's  ruling,  and no  assurances  can be given that it will be upheld by the New York Court of Appeals.

            Even assuming that the ultimate  outcome of these court  proceedings permits  us to  continue  operating  VGMs at  Monticello  Raceway  as  presently conducted,  there can be no  assurance  that VGMs will draw  sufficiently  large crowds to  Monticello  Raceway to increase  local  wagering to the point that we will  realize  a profit.  The  operations  and  placement  of our  video  gaming machines,  including the layout and distribution,  are under the jurisdiction of the New York State Lottery and the program contemplates that a significant share of the  responsibility  for  marketing the program will be borne by the New York
State  Lottery.  The New York State Lottery may make  decisions that we feel are not in our best interest and, as a consequence,  the  profitability of our video
gaming  machine   operations  may  not  reach  the  levels  that  we  originally anticipated or may be slower than expected in reaching those levels.  Currently,
Monticello  Raceway's   pari-mutuel   activities  lose  money.   Moreover,   the
legislation authorizing the implementation of VGMs at Monticello Raceway expires in 2013,  prior to maturity of our senior secured notes, and no assurance can be given that the  authorizing  legislation  will be extended  beyond this  period.
Similarly, the development of our proposed Native American casinos is subject to many  regulatory,  competitive,  economic and business risks beyond our control, and there can be no assurance  that either will be developed in a timely manner, or at all.  Any failure in this regard could have a material  adverse  impact on our operations and our ability to service our current debt. This problem will be magnified if we acquire the Concord Resort Property, as this acquisition entails our assumption of up to $30 million of new  indebtedness.  This  property,  like
Monticello  Raceway and our VGM  operations,  presently  loses money and is only able to generate revenue from its golf courses.

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
Raceway Development.  Consequently,  our ability to service our outstanding debt is  dependent  on  the  earnings  and  the  distribution  of  funds  from  these subsidiaries.  There can be no assurance that these  subsidiaries  will generate enough  revenue  to make cash  distributions  in an amount  necessary  for us to satisfy our  obligations  under the senior secured notes or the Bank of Scotland credit facility.

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
PERSONNEL,  SIGNIFICANT  STOCKHOLDERS,  OR JOINT  VENTURE  PARTNERS TO OBTAIN OR
RETAIN REQUIRED GAMING REGULATORY LICENSES,  COULD PREVENT THE COMPLETION OF OUR
CURRENT CASINO DEVELOPMENT PROJECTS, PREVENT US FROM PURSUING FUTURE DEVELOPMENT
PROJECTS OR OTHERWISE ADVERSELY IMPACT OUR RESULTS OF OPERATION.

            The  ownership,  management  and operation of gaming  facilities are subject to  extensive  federal,  state,  provincial,  tribal  and/or local laws, regulations  and ordinances  that are  administered  by the relevant  regulatory agency or agencies in each jurisdiction.  These laws, regulations and ordinances
vary  from   jurisdiction   to   jurisdiction,   but   generally   concern   the
responsibilities,  financial  stability and character of the owners and managers of gaming  operations as well as persons  financially  interested or involved in gaming  operations,  and often require such parties to obtain certain  licenses, permits and approvals.  These laws,  regulations  and ordinances may also affect the operations of our gaming facilities.

            The rapidly-changing  political and regulatory environment governing the gaming industry  (including  gaming operations which are conducted on Native
American land) makes it impossible for us to accurately predict the effects that an adoption of, changes in or application  of the gaming laws,  regulations  and ordinances will have on us. However,  our failure,  or the failure of any of our key personnel,  significant stockholders or joint venture partners, to obtain or retain required gaming  regulatory  licenses could prevent us from operating our existing  gaming  enterprises  like  Monticello  Raceway or  expanding  into new markets,  prohibit us from  generating  revenues in certain  jurisdictions,  and subject us to sanctions and fines.

            SHOULD  WE OR ANY OF OUR  STOCKHOLDERS  BE FOUND  UNSUITABLE  BY ANY
FEDERAL,  STATE,  REGIONAL OR TRIBAL  GOVERNMENTAL  BODY TO OWN AN INTEREST IN A
GAMING OPERATOR,  WE OR SUCH STOCKHOLDER  COULD BE FORCED TO DIVEST OUR HOLDINGS
IN SUCH GAMING OPERATOR IN A SHORT PERIOD OF TIME AT BELOW MARKET PRICES.

            As discussed above, we and certain of our principal stockholders are required to be licensed or otherwise  approved in each  jurisdiction in which we own,  directly  or  indirectly,  a  significant  ownership  interest in a gaming operator.  These licenses  generally  expire after a relatively  short period of time and thus require  frequent  renewals  and  reevaluations.  Obtaining  these licenses in the first place,  and for purposes of  renewals,  normally  involves
receiving  a   subjective   determination   of   "suitability."   A  finding  of
unsuitability  could lead to a material  loss of  investment by either us or our stockholders,  as it would  require  divestiture  of one's  direct  or  indirect
interest  in  a  gaming  operator  that  conducts   business  in  the  licensing
jurisdiction.  Consequently,  should we or any  stockholder  ever be found to be unsuitable by the federal  government,  the State of New York, the Cayuga Nation of New York or the Seneca  Cayuga  Tribe of Oklahoma to own a direct or indirect interest in a company with gaming  operations,  we or such  stockholder,  as the case may be, could be forced to liquidate all  interests in that entity.  Should either of us be forced to liquidate  these interests  within a relatively  short period  of time,  we or such  stockholder  would  likely  be forced to sell at a discount, causing a material loss of investment value.

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
This option was  exercised  on January 9, 2004 by issuing a  promissory  note to
Bryanston Group in exchange for our common stock, which note was paid in full by us on July 26, 2004. While none of the acts these  individuals were charged with or convicted of relate to their former positions with or ownership  interests in us, there can be no  assurance  that none of the various  governmental  agencies that now,  or in the  future  may,  regulate  and  license  our  gaming  related activities  will factor in these  indictments or criminal acts in evaluating our
suitability.   Should  a  regulatory  agency  fail  to  acknowledge  that  these indictments and  convictions do not relate to our operations,  we could lose our gaming  licenses  or be  forced  to  liquidate  certain  or all  of  our  gaming interests.

            OUR  ACQUISITION  OF THE  PROPERTIES  CONTEMPLATED  BY THAT  CERTAIN
NOVEMBER  12,  2004 LETTER  AGREEMENT  BETWEEN US,  CONCORD  ASSOCIATES  LIMITED
PARTNERSHIP  AND SULLIVAN  RESORTS,  LLC, WE WILL LIKELY  REQUIRE  AMENDMENTS OR
WAIVERS UNDER BOTH OUR SENIOR  CONVERTIBLE  NOTE  INDENTURE AND BANK OF SCOTLAND
CREDIT FACILITY.

            The land acquisitions contemplated by that certain letter agreement, dated November 12, 2004 between us, Concord Associates  Limited  Partnership and
Sullivan  Resorts,  LLC,  will likely  require an  amendment or waiver under the senior  convertible  note  indenture  and  Bank  of  Scotland  credit  facility.
Specifically,  each of the senior  secured note  indenture  and Bank of Scotland credit facility contains numerous restrictive covenants that limit, for example, the  amount  of new  indebtedness  we  may  occur,  the  amount  of  capitalized expenditures  we may make,  the type of  investments we may make and the type of acquisitions  we may  consummate.  The land  purchases,  as  contemplated in the
November 12, 2004 letter  agreement,  will likely  require  consents under these restrictive covenants.  No assurance can be given that either the noteholders or
Bank of Scotland will agree to either of these  proposals,  and that if they do, they will not force us to pay  severe  penalties,  causing  a  material  adverse effect on our financial condition, thus making it harder to remain in compliance with the  indenture  and credit  facility  going  forward,  or to secure  casino development  financing.  Moreover,  if we are unable to secure  these  necessary waivers and/or  consents on reasonable  terms, or at all, we intend to terminate
the  November  12,  2004  letter   agreement  and  the  land   acquisitions   it
contemplates.  Termination of the November 12, 2004 letter agreement in order to avoid a default under our senior  secured note indenture or the Bank of Scotland credit facility,  however,  will allow Concord Associates Limited Partnership to exercise its option to acquire up to 5,188,913 shares of our common stock at the exercise price of $7.50 per share.

            IN THE EVENT THE TRIGGER EVENT HAS NOT OCCURRED ON OR PRIOR TO APRIL
22, 2005, WE ARE OBLIGATED TO USE OUR BEST EFFORTS TO PLACE A SECOND MORTGAGE ON
OUR 232 ACRES OF LAND IN MONTICELLO, NEW YORK.

            According to the terms of the senior secured note indenture,  if the
Trigger  Event has not occurred on or before April 22, 2005,  we are required to use our best  efforts  to  obtain  all  regulatory  approvals  to place a second mortgage  on our 232 acres of land in  Monticello,  New York and the grant  such mortgage to The Bank of New York,  as  collateral  agent for the senior  secured noteholders.  Thus,  should  there be a default  under the senior  secured  note indenture following April 22, 2005, The Bank of New York, in addition to Bank of
Scotland,  will be able to  realize  on our  land  to  secure  repayment  of our outstanding indebtedness. Moreover, as we do not have positive cash flow and our land is our principal  asset,  should there be an event of default,  The Bank of
New York and Bank of Scotland  would  likely be forced to seize and sell all 232 acres to  assure  at  least  some  repayment  of our more  than $65  million  of outstanding indebtedness.

            THE GAMING  INDUSTRY  IN THE  NORTHEASTERN  UNITED  STATES IS HIGHLY
COMPETITIVE,  WITH MANY OF OUR COMPETITORS BETTER KNOWN AND BETTER FINANCED THAN
US.

            The gaming  industry  in the  northeastern  United  States is highly competitive  and  increasingly  run by  multinational  corporations  that  enjoy widespread  name  recognition,  established  brand  loyalty,  decades  of casino operation  experience and a diverse  portfolio of gaming assets.  Atlantic City, the second most popular gaming destination in the United States,  with more than
10 full service hotel casinos,  is  approximately a two hour drive from New York
City, the highly popular  Foxwoods  Resort and Casino and the Mohegan Sun casino are  each  only  two  and a  half  hour  drives  from  New  York  City.  Caesars
Entertainment,  Inc., a large gaming company, Trading Cove Associates, Inc., the developers  of the  Mohegan  Sun  casino,  and the  Wisconsin  Oneidas  are each planning  to  develop  Native  American  casinos  on  properties  that  are near
Monticello  Raceway.  Additionally,  on July 4, 2004, the State of  Pennsylvania
enacted a law  allowing for the  operation  of up to 61,000 slot  machines at 14 locations.  Pursuant to this new law, slot machine facilities could be developed within 30 miles of  Monticello  Raceway  that  compete  directly  with our VGMs.
Moreover,   a  number  of  well  financed  Native  American  tribes  and  gaming entrepreneurs  are  presently  seeking  to  develop  casinos  in  New  York  and
Connecticut  in areas that are 90 miles  from New York City such as  Bridgeport,
Connecticut and Southampton,  New York. In contrast,  we have limited  financial resources and are  presently  limited to the operation of a harness horse racing facility and VGMs in  Monticello,  New York and we are  approximately  one and a half hour drive from New York City.  No  assurance  can be given that we will be able to  compete  successfully  with  the  established  Atlantic  City  casinos, existing and proposed regional Native American casinos,  slot machine facilities
in   Pennsylvania   or  the  casinos   proposed  to  be   developed  by  Caesars
Entertainment,  Inc., Trading Cove Associates, Inc. and the Wisconsin Oneidas in
the Catskills region of the State of New York for local gaming customers.

            BECAUSE OF THE UNIQUE STATUS OF NATIVE AMERICAN  TRIBES,  GENERALLY,
OUR ABILITY TO  SUCCESSFULLY  DEVELOP AND MANAGE OUR  PROPOSED  NATIVE  AMERICAN
CASINOS WILL BE SUBJECT TO UNIQUE RISKS.

            We have no  experience  in managing or  developing  Native  American casinos, which present unique challenges. Native American tribes are governments and possess the inherent  power to adopt laws and regulate  matters within their jurisdiction. For example, tribes are generally immune from suit and other legal processes unless they waive such immunity.  Gaming at casinos developed with the
Cayuga  Nation  of New  York or the  Seneca  Cayuga  Tribe of  Oklahoma  will be operated on behalf of each respective tribe's government, and that government is subject to changes in leadership or  governmental  policies,  varying  political interests,  and pressures from the tribe's individual members,  any of which may conflict with our interests.  Thus,  disputes  between  ourselves and either the
Cayuga Nation of New York or the Seneca Cayuga Tribe of Oklahoma may arise. With respect to disputes concerning our existing gaming facility management agreement and  development  agreement  with the Cayuga  Nation of New York and our planned such agreements  with the Seneca Cayuga Tribe of Oklahoma,  the Cayuga Nation of
New York has waived,  and the Seneca  Cayuga  Tribe of  Oklahoma  will waive its
sovereign   immunity,   although  if  for  any  reason  that  waiver  should  be
ineffective,  we might be unable to enforce our rights  under those  agreements.
Also, it is possible that we might be required to seek enforcement of our rights in a court or other dispute resolution forum of the Cayuga Nation of New York or the Seneca  Cayuga  Tribe of Oklahoma,  as the case may be,  instead of state or federal courts or arbitration.  As discussed below, until either gaming facility management  agreement has been approved by the National Indian Gaming Commission and by the Cayuga Nation of New York or the Seneca Cayuga Tribe of Oklahoma,  as
the case may be, that  agreement  will not be valid or binding on the applicable tribe, and under relevant federal court precedent, it is likely that some or all of our other  agreements  with such  tribe  will also be  inoperative  until the gaming  facility  management  agreement has been approved by the National Indian
Gaming Commission.

            Native American gaming is also governed by unique laws,  regulations and  requirements  arising from the Indian  Gaming  Regulatory  Act of 1988,  as amended,  the  applicable  Class III  gaming  compact,  and  gaming  laws of the applicable  Native  American  tribe,  and certain federal Indian law statutes or judicial  principles.  A number of examples exist where Native  American  tribes have  successfully  voided  development  or  management-related  contracts  with non-native  parties because of these unique Native American aspects.  For all of the foregoing and other reasons,  we may encounter  difficulties in successfully developing and managing a Native  American  casino with either the Cayuga Nation of New York or the Seneca  Cayuga  Tribe of  Oklahoma.  Several  companies  with gaming  experience that have tried to become  involved in the management  and/or development  of  Native  American  casinos  have been  unsuccessful.  Due to our limited Native  American  gaming  experience,  no assurance can be given that we will be able to avoid the pitfalls that have befallen  other  companies in order to develop successful Native American gaming operations.

            GAMING IS A HIGHLY  REGULATED  INDUSTRY AND CHANGES IN THE LAW COULD
HAVE A MATERIAL ADVERSE EFFECT ON US AND OUR ABILITY TO CONDUCT GAMING, AND THUS
ON OUR ABILITY TO MEET OUR DEBT SERVICE OBLIGATIONS.

            Native  American  casinos in New York are regulated  extensively  by federal,  state and tribal  regulatory  bodies,  including  the National  Indian
Gaming Commission and agencies of the State of New York. As is the case with any casino,  changes in applicable  laws and  regulations  could limit or materially affect the types of gaming that may be conducted,  or services provided,  by our planned casinos and the revenues realized from them.

            Currently, the operation of all gaming on Indian lands is subject to the Indian Gaming  Regulatory Act. Over the past several years,  legislation has been  introduced  in the United  States  Congress with the intent of modifying a variety of perceived  problems with Indian Gaming Regulatory Act.  Specifically, legislation  has been proposed  which would have the effect of repealing many of the key  provisions  of the Indian Gaming  Regulatory  Act and  prohibiting  the continued  operation of particular  classes of gaming on Indian  reservations in states where such gaming is not otherwise allowed on a commercial  basis.  While none of the substantive proposed amendments to Indian Gaming Regulatory Act have been enacted, we cannot predict the ramifications of future legislative acts. In the event that Congress passes prohibitory legislation,  and if such legislation is sustained in the courts  against tribal  challenge,  we may be unable to move forward in developing  our planned  Native  American  casinos and our ability to meet our debt service obligations would be materially and adversely affected. In addition,  under  federal  law,  gaming  on  Indian  land  is  dependent  on the
permissibility   under  state  law  of  specific  forms  of  gaming  or  similar activities.  If the  State  of New York  were to make  various  forms of  gaming illegal or against public policy,  such action may have an adverse effect on our ability to develop Native American gaming operations in the Catskills.

            THE UNIQUE  GOVERNANCE  STRUCTURE  OF THE CAYUGA  NATION OF NEW YORK
MAKES CREATES A CERTAIN LEVEL OF  UNCERTAINTY AS TO WHETHER OR NOT WE OUR ALWAYS
WORKING  WITH  THE  APPROPRIATE  PERSONS  OF THE  CAYUGA  NATION  OF NEW YORK IN
IMPLEMENTING OUR GAMING FACILITY AND MANAGEMENT AGREEMENTS.

            The Cayuga Nation of New York has about 500 members,  each belonging to one of four remaining clans,  with clan membership  determined by matrilineal succession. The Cayuga Nation of New York has not enjoyed a reservation or other land base for more than two hundred years,  and has no written  constitution  or other governing  documents.  Instead, the Cayuga Nation of New York follows oral traditions, customs and practices, including a centuries old "Great Law," and is governed  by  a  Council  of  Chiefs,  Representatives  and  Clan  Mothers  (the
"Council").  As a result,  there may be  uncertainty  at any point in time as to which  individuals  have  authority to act on behalf of the Cayuga Nation of New
York  and  what  limitations,  if any,  exist  on that  authority.  Our  current understanding  is that  only two of the  four  clans  in  existence  have a Clan
Mother,  one clan is currently  in the process of  selecting a Clan Mother,  and another  clan  can no  longer  designate  a Clan  Mother  because  there  are no full-blooded  women members of that clan.  Each Clan Mother is  responsible  for selecting  (and in  certain  cases  removing)  two full blood men from among her
Clan's members to serve a life-long term as Representatives on the Council.  The
Council may act only by  consensus  at a meeting,  with  unanimous  consent from those  Representatives  in  attendance.  The  Council  presently  does  not have regularly  scheduled  meetings,  and has no prior  experience with gaming or any other substantial business undertaking.  Accordingly,  we could encounter delays or other  difficulties in dealing with matters that require action by the Cayuga
Nation of New York's  government,  including  approvals of desirable  courses of action,  contracts  or  contract  modifications,  which in turn could  adversely affect our successful  development  and management of our jointly planned Native
American casino.

            A TRANSFER  OF A PROPOSED  CASINO SITE TO THE UNITED  STATES,  TO BE
HELD IN TRUST FOR THE  BENEFIT  OF THE  CAYUGA  NATION OF NEW YORK OR THE SENECA
CAYUGA  TRIBE OF OKLAHOMA  MIGHT NOT OCCUR OR MAY BE DELAYED  FOR A  SUBSTANTIAL
PERIOD OF TIME;  AND UNTIL SUCH A TRANSFER  OCCURS,  IT WILL NOT BE POSSIBLE FOR
EITHER  TRIBE TO  OPERATE A CASINO IN THE  CATSKILLS  REGION OF THE STATE OF NEW
YORK FOR US TO MANAGE.

            Under the Indian Gaming Regulatory Act of 1988, the Cayuga Nation of
New York or the Seneca Cayuga Tribe of Oklahoma will be able to operate a casino in the  Catskills  region of the State of New York only if the casino is located on land held by the United  States in trust for the tribe (or subject to similar restrictions on transfer),  and only if such tribe exercises governmental powers over the  casino  site.  That  same Act,  however,  generally  prohibits  Native
American  casinos on land  transferred  into trust after  October 17,  1988.  An exception  to this trust  land  limitation  is being  pursued by both the Cayuga
Nation  of New  York  and the  Seneca  Cayuga  Tribe of  Oklahoma,  without  any assurance that it will be obtained.

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
Furthermore,  historically  the Bureau of Indian  Affairs has been  reluctant to support  accepting  land into trust that is located a substantial  distance from the reservation of a tribe, and in the case of the Cayuga Nation of New York and the Seneca Cayuga Tribe of Oklahoma,  the  Catskills  region of the State of New
York is a  substantial  distance  from  land  recognized  to be a part of either tribe's  original  reservation.  Nevertheless,  on April 27,  2004,  the Eastern
Regional  Office of the Bureau of Indian  Affairs  recommended  approval  of the
Cayuga  Nation of New York's  request that the United States accept its proposed casino  site in  Monticello,  New York into trust for the  benefit of the Cayuga
Nation of New York.  Final  approval from the Secretary of the Interior is still required, and the Secretary of the Interior is not required to give deference to the  Eastern  Regional  Office  of  the  Bureau  of  Indian  Affairs'  decision.
Additionally,  the  Governor of New York State must  concur  with any  favorable determination  by the Secretary of the  Interior,  and no assurance can be given that the Governor's office will provide such consent.

            IF OUR GAMING FACILITY MANAGEMENT AGREEMENTS ARE NOT APPROVED BY THE
NATIONAL  INDIAN GAMING  COMMISSION,  WE WILL NOT BE ABLE TO EXECUTE OUR CURRENT
BUSINESS PLAN OF DEVELOPING AND MANAGING NATIVE AMERICAN CASINOS.

            Our current gaming  facility  management  agreement and  development agreement with the Cayuga Nation of New York such proposed  agreements  with the
Seneca  Cayuga Tribe of Oklahoma  will not become  valid or effective  until the respective  gaming  facility  management  agreement  is  first  approved  by the
National  Indian Gaming  Commission,  and that approval might not be obtained or might be obtained  only after we agree to modify  terms that have  already  been agreed to by the relevant tribe that reduce our revenues under the agreements or otherwise adversely affect us.

            No management  contract for tribally  operated Class II or Class III gaming is valid until  approved by the National  Indian Gaming  Commission,  and under  current  case law in New York,  an agreement  collateral  to a management contract,  such as our  development  agreement,  is likewise  not valid until so approved.  The National Indian Gaming Commission has broad discretion to approve or reject proposed management  contracts,  and by law the National Indian Gaming
Commission  can  approve  management  fees  exceeding  30% of related net gaming revenues only if the if the Chairman of the National Indian Gaming Commission is
satisfied that the capital investment required, and income projections,  require the  additional  fee.  The Cayuga  Nation of New York has agreed to pay us a 35%
management fee, as well as other compensation  under the development  agreement.
Our gaming facility management  agreement with the Cayuga Nation of New York has been under review by the National Indian Gaming Commission for over one year. On
January  21,  2004,  the  National  Indian  Gaming  Commission  issued its first objection  letter,  and in April 2004, we submitted  partial  responses to these objections,  including a revised gaming facility  management  agreement that has not yet been executed or otherwise formally approved by the Cayuga Nation of New
York,  but which we expect will be acceptable to the tribe.  No assurance can be given  that the  National  Indian  Gaming  Commission  will  approve  the gaming facility management agreement, as amended, or that further modifications to such agreement  will not be required prior to the National  Indian Gaming  Commission granting approval.  Such modifications could include a material reduction in the management fee or other  compensation  we have negotiated with the Cayuga Nation of New York. As amended,  and approved by the National Indian Gaming Commission, the gaming  facility  management  agreement will require formal  approval by the
Cayuga Nation of New York before it becomes effective.  We cannot guarantee that the  Cayuga  Nation  of New  York  will  approve  the  amended  gaming  facility management agreement in order to obtain approval from the National Indian Gaming
Commission.

            COMPLIANCE WITH ENVIRONMENTAL REQUIREMENTS COULD SUBSTANTIALLY DELAY
OR, IN THE EXTREME, PREVENT OUR DEVELOPMENT OF A NATIVE AMERICAN CASINO.

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

            For either of our proposed Native American  casinos to be developed, there are at least two major federal  actions that will require  compliance with the  National  Environmental  Policy Act: (1) the  Secretary  of the  Interior's
decision  to take land into trust for the  benefit  of the Cayuga  Nation of New
York and/or the Seneca  Cayuga  Tribe of Oklahoma,  and (2) the National  Indian
Gaming   Commission's   approval  of  our  related  gaming  facility  management
agreement.  After reviewing the environmental assessment prepared for the Cayuga
Nation of New York project,  the Eastern Regional Office of the Bureau of Indian
Affairs  recommended,  in April,  2004,  that the Secretary of the Interior find that taking a 29-acre  site into trust for the  benefit of the Cayuga  Nation of
New York would not have a significant effect on the environment,  and therefore, a finding of no significant impact should be issued.  This recommendation is not binding  on  the  Secretary  of  the  Interior  or the  National  Indian  Gaming
Commission.  The  Secretary  of the  Interior  and the  National  Indian  Gaming
Commission may accept or reject such  recommendation,  and a risk exists that in light of recent positions taken by the Department of Justice,  preparation of an environmental  impact statement may be required,  which could delay the project.
In any event,  even if a finding  of no  significant  impact is  issued,  a risk exists that parties opposed to project will commence litigation  challenging the issuance of the finding of no significant impact, thereby delaying or preventing the project.  With respect to the Seneca  Cayuga Tribe of Oklahoma  project,  no assurance can be given that a finding of no significant  impact will be granted, as the land for the  casino has yet to be  determined  and  applications  to the appropriate  governmental  authorities  for  such  evaluation  have  yet  to  be submitted.

            A CLASS III  GAMING  COMPACT  BETWEEN  THE STATE OF NEW YORK AND THE
CAYUGA  NATION OF NEW YORK OR THE SENECA  CAYUGA TRIBE OF OKLAHOMA,  AS THE CASE
MAY BE, MUST BE NEGOTIATED AND BECOME  EFFECTIVE BEFORE SUCH TRIBE CAN OPERATE A
CASINO FOR US TO MANAGE.

            Neither the Cayuga Nation of New York nor the Seneca Cayuga Tribe of
Oklahoma  can  lawfully  engage in Class III  gaming  unless  such tribe and the
Governor  for the State of New York  execute a Class III gaming  compact that is approved or deemed  approved by the Secretary of the Interior.  Although  courts have invalidated two other Class III gaming compacts between New York tribes and the State of New York due to lack of  legislative  authority,  the  Governor has received  requisite  legislative  authorization to enter into a Class III gaming compact  with the  Cayuga  Nation  of New York and the  Seneca  Cayuga  Tribe of
Oklahoma  in the  Catskills  region of the State of New York.  Under each of the land claim  settlement  agreements  between the State of New York and the Cayuga
Nation of New York,  and the State of New York and the  Seneca  Cayuga  Tribe of
Oklahoma,  the State of New York  State  agreed to  negotiate  and enter  into a gaming compact that will authorize  Class III gaming in the Catskills  region of the State of New York for each  tribe once the  appropriate  land has been taken into trust by the United States for the benefit of such tribe. The terms of this gaming  compact are not specified in the settlement  agreements,  and a draft of the proposed  compact has not been  submitted by either the State of New York or the  tribes to the other for  consideration.  We expect the State of New York to propose  terms for a compact  similar to those found in the compact  between the
State of New York and the  Seneca  Nation.  That  compact  obligates  the Seneca
Nation to make payments to the State of New York in amounts of up to 25% of that tribe's net slot revenues. There is no assurance that the State of New York will reach an agreement upon the terms of any revenue sharing arrangement with either the Cayuga Nation of New York or Seneca  Cayuga Tribe of Oklahoma,  or any other terms that will result in a compact for Class III gaming.

            If the State of New York and either  the  Cayuga  Nation of New York nor the Seneca  Cayuga Tribe of Oklahoma  reach  agreement and execute a compact for Class III  gaming,  under the Indian  Gaming  Regulatory  Act of 1988,  that compact  does not  become  effective  until an  approval  of the  compact by the
Secretary  of  the  Interior  has  been  published  in  the  Federal   Register.
Additionally,  the compact could become effective,  but only to the extent it is consistent with the Indian Gaming  Regulatory Act of 1988, upon publication of a notice in the Federal  Register  that  forty-five  days have  elapsed  after the compact was  submitted  for  approval to the  Secretary  of the Interior and the
Secretary  of the Interior  neither  approved nor  disapproved  the compact.  No assurance can be given that the Secretary of the Interior will approve the terms of any compact  agreed to by the Cayuga  Nation of New York and the State of New
York or the  Seneca  Cayuga  Tribe of  Oklahoma  and the State of New  York.  In
particular,  the existence of revenue sharing provisions in a compact by which a state  receives a share of tribal  gaming  revenues has provided a basis for the
Secretary of the Interior to disapprove a compact.  The Indian Gaming Regulatory
Act of 1988  generally  prohibits a state from  imposing a tax on tribes for the privilege of conducting gaming in the state. The Seneca Nation-State of New York gaming compact was neither  approved nor disapproved  within the required 45-day period,  and therefore  became  effective  upon  publication  of a notice in the
Federal  Register.  In the letter to the Seneca  Nation and the  Governor of New
York, the Secretary of the Interior stated that the State of New York's right to receive up to 25% of gross gaming  revenues was primarily  based on the State of
New York's  grant of an  extensive  area in which the Seneca  Nation  would have broad  exclusive  gaming rights.  Because the precise terms of a compact between either the Cayuga Nation of New York or the Seneca Cayuga Tribe of Oklahoma have not been  formally  proposed,  let alone agreed upon,  there can be no assurance that the  Secretary  of the  Interior  will  approve the future  terms of such a compact.  If the Secretary of the Interior  disapproves any agreed upon compact, the compact will not become effective and such tribe will not be able to conduct gaming under its terms.  Since 2003,  a bill has been  pending in Congress  that would limit a State's  right to share in a tribe's  gaming  revenues  unless the
State provided the tribe a "substantial  economic benefit." We cannot predict if this or other legislation will be enacted or, if enacted, would prevent a gaming compact  between either the Cayuga Nation of New York or the Seneca Cayuga Tribe
of Oklahoma and the State of New York.

            THERE IS A RISK THAT OUR  CO-DEVELOPMENT  LETTER  AGREEMENT AND LAND
PURCHASE AGREEMENT WITH THE CAYUGA NATION OF NEW YORK MAY HAVE EXPIRED.

            In April 2003, we entered a letter  agreement with the Cayuga Nation of New York that allowed each of us to share in the  development by the other of projects  ancillary to our proposed  Native  American  casino to be developed in
Monticello,  New York.  In  addition,  at the same  time,  Catskill  Development entered into a land purchase  agreement  with the Cayuga Nation of New York that allowed the Cayuga Nation of New York to acquire 10 of the 232 acres  previously owned  by  Catskill  Development  upon  receiving  approvals  from  the  federal government  to transfer  the land to the United  States of America to be held in trust for the tribe. Upon Monticello Raceway  Management's  acquisition of those
232 acres on July 26, 2004,  Monticello  Raceway  Management  replaced  Catskill
Development as a party to the land purchase agreement.  While each of the letter agreement and land purchase  agreement  were scheduled to expire on December 31,
2004,  on  such  date we and the  Cayuga  Nation  of New  York  entered  into an agreement which extended the expiration of these agreements until June 30, 2005.
As this  extension  agreement  did not fully comply with the required  amendment terms of the  letter  agreement,  because  a  number  of  other  parties  to the agreement  did  not  execute  the  extension  contract,  or  the  land  purchase agreement,  because we executed it instead of Monticello Raceway Management,  we cannot assure  investors that either of these  agreements  remain in effect.  If these  agreements are  determined not to be in effect,  the Cayuga Nation of New
York would be able to abandon the Native American casino project,  or pursue the project with a different  developer.  While we and the Cayuga Nation of New York are in the  process of  drafting  a more  definitive  letter  and land  purchase agreement  that  would  eliminate  any  uncertainty  as  to  enforceability  and commitment,  until such  agreement  is executed,  there  remains a risk that the
Cayuga  Nation of New York could  change its mind and try to abandon  the Native
American  casino  project  with us by claiming  the  governing  agreements  have expired.

            WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS AND EXECUTE
OUR BUSINESS STRATEGY.

            Because we are not currently generating  sufficient cash to fund our operations,  we may be  forced  to rely on  external  financing  to meet  future capital and operating  requirements.  Any  projections  of future cash needs and cash flows are subject to  substantial  uncertainty.  Our  capital  requirements depend  upon  several  factors,  including  the rate of market  acceptance,  our ability  to  expand  our  customer  base and  increase  revenues,  our  level of expenditures for marketing and sales, purchases of equipment, revenues and other factors.  If our  capital  requirements  vary  materially  from those  currently planned,  we may require  additional  financing sooner than anticipated.  We can make no  assurance  that  financing  will be  available  in  amounts or on terms
acceptable  to  us,  if  at  all.  Further,   if  we  issue  equity  securities,
stockholders may experience additional dilution or the new equity securities may have rights,  preferences or privileges  senior to those of existing  holders of common  stock,  and  debt  financing,  if  available,  may  involve  restrictive covenants  which could restrict our  operations or finances.  If we cannot raise funds,  if needed,  on  acceptable  terms,  we may not be able to  continue  our operations, grow market share, take advantage of future opportunities or respond to competitive  pressures or unanticipated  requirements  which could negatively impact our business, operating results and financial condition.

            WE WILL  NEED TO OBTAIN  ADDITIONAL  FINANCING  IN ORDER TO  DEVELOP
EITHER OF OUR PROPOSED NATIVE AMERICAN CASINOS.

            Additional  financing  will  be  required  to meet  our  obligations related to the Native  American  casino  projects  with the Cayuga Nation of New
York and the Seneca Cayuga Tribe of Oklahoma as soon as regulatory approvals are received and substantive  construction commences with respect to either project.
It is likely  that we will seek or require  additional  capital at some point in
2005 through  either public or private  financings.  Such  financings may not be available  when  needed  on  terms  acceptable  to us or at all.  Moreover,  any additional equity  financings may be dilutive to our stockholders,  and any debt financing may involve  restrictive  covenants.  An inability to raise such funds when  needed  might  require us to delay,  scale back or  eliminate  some of our expansion and development goals related to the casino projects, or might require us to cease operations entirely.

            In addition, the construction of the Native American casino projects may depend upon the ability of the respective tribes to obtain financing for the project.  In order to assist the Cayuga  Nation of New York or the Seneca Cayuga
Tribe of Oklahoma, as the case may be, to obtain any such financing,  we, or one of our subsidiaries, may be required to guarantee such tribe's debt obligations.
Any guarantees by us or one of our  subsidiaries  or similar  off-balance  sheet liabilities,  if any,  will  increase our  potential  exposure in the event of a default by such tribe.

            OUR MANAGEMENT  REVENUES FROM OUR PROPOSED NATIVE  AMERICAN  CASINOS
MAY BE ADVERSELY AFFECTED BY MATTERS ADVERSE TO THE CAYUGA NATION OF NEW YORK OR
THE SENECA CAYUGA TRIBE OF OKLAHOMA THAT ARE UNRELATED TO US.

            When constructed,  our proposed Native American casino sites will be either owned by a tribal partner,  or held by the United States in trust for the benefit of such tribe.  We and our  subsidiaries  will derive  revenues from the site based on our management and development contracts. If the proprietary tribe does not adequately  shield its gaming  operations at the site from  obligations arising from its other non-gaming operations,  and such tribe suffers a material adverse  event such as  insolvency,  a default  or civil  damages in a matter in which it did not have sovereign immunity,  creditors could attempt to seize some or all of the personal property or profits from the tribe's gaming operations or move to have a receiver or trustee  appointed.  Such a result  could lead to the voidance or indirect modification by a court of our subsidiaries' management and development  contracts with such tribe,  leading to a material adverse affect on our  operations.  We may be  required  by  lenders  who  finance  the  casino to subordinate  all or part of our management  fees to the prior payment in full of their  financing.  In addition,  if  creditors  were to seize any or all of such
tribe's  gaming  operations,   our  subsidiaries'   management  and  development
agreements  with that  tribe  would be  rendered  worthless,  as the  ability to conduct casino style gambling on that property may no longer be permissible.

            PENDING LAWSUITS COULD THREATEN THE VIABILITY OF OUR BUSINESS PLAN.

            Our  ability to  participate  in New  York's VGM  program or to help develop  and manage a Native  American  casino in New York  could be  materially adversely affected by the outcome of two pending lawsuits,  Dalton v. Pataki and
Karr v. Pataki,  that seek to enjoin the State of New York from  proceeding with
VGM operations or permitting the construction of any new Native American casinos within the State of New York. While the trial court initially  dismissed both of these cases in May of 2003, the plaintiffs  filed an appeal of the trial court's dismissal.  On July 7, 2004, the Appellate  Division of the Supreme Court of the
State of New York  overturned  the trial  court's  dismissal  of  certain of the plaintiffs' claims in respect of VGM operations. In overturning the trial court, the Appellate Division ruled that the legislation permitting state sponsored VGM operations  is  unconstitutional  under New York law  because  such  legislation provides  that a portion of the VGM vendor fees be dedicated  to breeding  funds and enhancing purses in violation of a  constitutional  mandate that such moneys be applied  exclusively  to, or in aid or support of,  education in the State of
New York.  Notwithstanding  this ruling, the court separately held that VGMs are valid,  state  operated  lotteries  and,  thus,  fall  within the  exemption  of lotteries from the general ban on gambling in the State of New York. However, as the  court  was  unable  to  separate  its  finding  that a VGM is a  legitimate
"lottery"  from the  enacting  legislation  that it believes  unconstitutionally directs vendor fees toward breeding funds and enhancing  purses,  the court held the entire VGM legislation to be unconstitutional.

            The  office  of the  Attorney  General  of the State of New York has
filed a notice of appeal with respect to the Appellate  Division's  invalidation of the VGM legislation. This notice of appeal stays the appellate court's ruling while the State of New York proceeds to formally  appeal the decision to the New
York  Court of  Appeals,  New York  State's  highest  court,  a process  that we understand  could take 18 months or longer.  While the ruling is stayed,  we can continue  to  operate  our  VGM  facility  at  Monticello  Raceway  in a  manner consistent  with past  practices.  However,  no assurance  can be given that the
Court  of  Appeals  will  overrule  the  Appellate  Division  and  find  the VGM legislation to be constitutional. Absent such a ruling, to continue video gaming operations at Monticello  Raceway,  we would need the New York state legislature to modify the VGM  legislation  to remove the  provision  that  directs  certain vendor fees be dedicated toward breeding funds and enhancing  purses.  Again, no assurance  can be given  that if the State of New York  loses its  appeal on the constitutionality  of the VGM  legislation  that  the  State  of New  York  will subsequently enact the required corrective legislation.  Should the State of New
York  both  lose  its  appeal  and  fail to enact  corrective  legislation,  our operations  would be restricted  to the operation of Monticello  Raceway and our proposed management and development of Native American casinos. No assurance can be given  that these  operations,  alone,  will be  sufficient  to  satisfy  our existing debt obligations.

            In addition to ruling on the  constitutionality  of VGMs, on July 7,
2004,  the  Appellate  Division  of the  Supreme  Court of the State of New York
upheld the trial court's validation of the legislation  authorizing the Governor of the State of New York to enter into gaming compacts with federally recognized
Native  American  tribes to  provide  for Class III gaming on  reservation  land within the State of New York. The  plaintiffs  have appealed this portion of the
Appellate Division's ruling, and we cannot assure you that the New York Court of
Appeals will uphold the Appellate  Division's  validation  of this  legislation.
Should  the  plaintiffs  prevail,  we  may  be  materially  adversely  affected.
Additionally,  this  appeal,  even prior to a  definitive  ruling on its merits, could  adversely  affect  financing  efforts  for our  planned  Native  American casinos,  as potential  investors  might be reluctant to make such an investment given the uncertainty that the appeal creates.

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
The declining  attendance at live horse racing events has prompted racetracks to rely increasingly on revenues from  inter-track,  off-track and account wagering markets. The industry-wide focus on inter-track,  off-track and account wagering markets has  increased  competition  among  racetracks  for outlets to simulcast their live races.  A  continued  decrease  in  attendance  at live events and in on-track  wagering,  as  well  as  increased  competition  in  the  inter-track, off-track and account wagering  markets,  could lead to a decrease in the amount wagered at Monticello Raceway.  Our business plan anticipates the possibility of
Monticello Raceway attracting new customers to its racetrack wagering operations through VGM operations and potential  casino  development in order to offset the
general  decline  in  raceway   attendance.   However,   even  if  the  numerous
arrangements, approvals and legislative changes necessary for casino development occur,  Monticello  Raceway may not be able to maintain  profitable  operations.
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

            SUBSTANTIAL  LEVERAGE AND DEBT  SERVICE  OBLIGATIONS  MAY  ADVERSELY
AFFECT OUR CASH FLOW, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            As a result of the issuance of our senior  secured  notes,  our debt service obligations  increased  substantially.  There is the possibility that we may be unable to generate  cash  sufficient  to pay the principal or interest on and other amounts due in respect of our  indebtedness  when due. If we close the acquisition of the Concord Resort Property,  we will substantially  increase our indebtedness by up to an additional $30 million. In addition, the Concord Resort
Property  currently does not generate revenues other than from its golf courses.
Currently,  the operating  expenses of the Concord  Resort  Property  exceed the revenue it generates.  We may also incur substantial additional  indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

            o    a portion of our cash flow from operations will be dedicated to the  payment of any  interest  or  amortization  required  with respect to outstanding indebtedness;

            o    increases in our  outstanding  indebtedness  and leverage  will increase  our  vulnerability  to  adverse  changes  in  general economic and  industry  conditions,  as well as to  competitive pressure; and

            o    depending on the levels of our  outstanding  indebtedness,  our ability to obtain  additional  financing  for working  capital, general corporate and other purposes may be limited.

            Our  ability to make  payments  of  principal  and  interest  on our indebtedness  depends upon our future  performance,  which is subject to general economic conditions,  industry cycles and financial,  business and other factors affecting  our  operations,  many of which are beyond our control.  Our business might not continue to generate cash flow at or above current  levels.  If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things:

            o    to seek additional financing in the debt or equity markets;

            o    to   refinance  or   restructure   all  or  a  portion  of  our
                 indebtedness, including the notes; or

            o    to sell selected assets.

            Such  measures  might not be  sufficient to enable us to service our indebtedness. In addition, any such financing, refinancing or sale of assets may not be available on commercially reasonable terms, or at all.

            WE MAY NOT HAVE THE ABILITY TO REPURCHASE THE NOTES.

            Upon the  occurrence  of a change  in  control  (as  defined  in the indenture  governing  the  notes),  we  would  be  required  to  repurchase  all outstanding  notes tendered to us by the holders of such notes. In addition,  we may be required to repurchase  notes on July 31, 2009. We cannot assure you that we will  have  sufficient  financial  resources,  or  will  be  able to  arrange financing,  to pay the  purchase  price  for all of the  notes  tendered  by the holders in connection  with any such  repurchase.  Any failure to repurchase the notes when required will result in an event of default under the indenture.

            In addition,  the events that  constitute a change of control  under the indenture may also be events of default under any credit  agreement or other agreement  governing future debt. These events may permit the lenders under such
credit   agreement  or  other  agreement  to  accelerate  the  debt  outstanding thereunder and, if such debt is not paid, to enforce  security  interests in the collateral  securing  such debt,  thereby  limiting our ability to raise cash to purchase the notes, and reducing the practical  benefit of the offer to purchase provisions to the holders of the notes.

            CONVERSION  OF THE NOTES  WILL  DILUTE  THE  OWNERSHIP  INTEREST  OF
EXISTING STOCKHOLDERS.

            The  conversion of notes into shares of our common stock will dilute the ownership interests of existing stockholders. Any sales in the public market of the shares of our common stock  issuable  upon  conversion of the notes could adversely affect prevailing market prices of our common stock. In addition,  the existence of the notes may encourage short selling by market participants due to this  dilution or  facilitate  trading  strategies  involving  the notes and our common stock.

            FUTURE  SALES OF SHARES OF OUR  COMMON  STOCK IN THE  PUBLIC  MARKET
COULD  ADVERSELY  AFFECT THE TRADING  PRICE OF SHARES OF OUR COMMON  STOCK,  THE
VALUE OF THE NOTES AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

            Future sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales are likely to occur,  could affect prevailing trading prices of our common stock and, as a result, the value of the notes. As of December 31, 2004, we had 26,079,655  shares of common stock outstanding.  Because the notes generally are initially  convertible into shares of our common stock only at a conversion  price in excess of the recent  trading price,  a decline in our common  stock price may cause the value of the notes to decline.

            On January  12,  2004,  18,219,075  shares of our common  stock were issued pursuant to our acquisition of Monticello Raceway Management,  Monticello
Casino Management,  Monticello Raceway  Development and Mohawk Management,  LLC,
all of which may be sold to the  public  pursuant  to a  registration  statement under the Securities Act. We also issued 4,050,000 shares of our common stock to multiple  investors  in February  2004 in a private  placement.  At December 31,
2004,  we also had  outstanding  options to purchase an  aggregate  of 1,027,928 shares of common stock at an average exercise price of $5.00 per share,  250,000 warrants at $7.50 per warrant, an agreement to issue 18 million shares of common stock and a contingent  option to purchase  5,188,913 at $7.50 per share. If the holders  of  these  shares,  options  or  warrants  were  to  attempt  to sell a substantial  amount of their  holdings at once,  the market  price of our common stock would likely  decline.  Moreover,  the  perceived  risk of this  potential dilution could cause  stockholders to attempt to sell their shares and investors to "short" the stock,  a practice in which an investor  sells  shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale.  As each of these events would cause the number of shares of our common  stock being  offered for sale to  increase,  the common stock's  market price would likely  further  decline.  All of these events could combine  to make it very  difficult  for us to  sell  equity  or  equity-related securities in the future at a time and price that we deem appropriate.

            OUR  OPERATIONS  COULD  BE  CURTAILED  IF WE ARE  UNABLE  TO  OBTAIN
REQUIRED ADDITIONAL FINANCING.

            Since December 2002, our investments  and operations  primarily have been  financed  through  sales  of our  common  stock or the  issuance  of debt.
Moreover,  we will require  substantial new financing in order to consummate our business plan of developing two Native  American  casinos.  Sources of financing
may  include  public  or  private  debt  or  equity   financing  by  us  or  our
subsidiaries,  sales of assets or other financing arrangements.  There can be no assurance  that  such  additional  financing  will  be  available  to us or,  if available, that it can be obtained on acceptable terms or within the limitations contained  in our credit  facility  with the Bank of Scotland  or the  indenture governing our senior  secured  convertible  notes.  In addition,  any private or public debt or equity  financing  could  result in dilution to our  stockholders
Failure  to  obtain  such  financing,  however,  could  result  in the  delay or abandonment  of  some  or  all  of  our  development  and  expansion  plans  and expenditures  and could have a material  adverse  effect on our  business.  Such failure  could also limit the our ability of the Company to make  principal  and interest  payments  on our  outstanding  indebtedness.  Except  for the  Bank of
Scotland credit  facility,  we have no material  working capital or other credit facility  under  which we may  borrow  for  working  capital  and other  general corporate purposes. There can be no assurance that such additional facility will be available to us in the future or that if such a facility is  available,  that it would be available on terms and conditions acceptable to us.

            CERTAIN  PROVISIONS OF OUR CERTIFICATE OF  INCORPORATION  AND BYLAWS
DISCOURAGE UNSOLICITED TAKEOVER PROPOSALS AND COULD PREVENT YOU FROM REALIZING A
PREMIUM RETURN ON YOUR INVESTMENT IN OUR COMMON STOCK.

            Our board of  directors  is divided  into three  classes,  with each class constituting one-third of the total number of directors and the members of each class serving staggered  three-year terms. This classification of the board of  directors  makes  it more  difficult  for our  stockholders  to  change  the composition  of the board of directors  because only a minority of the directors can be elected at once. The  classification  provisions  could also discourage a third party from  accumulating  our stock or attempting to obtain control of us, even though this attempt might be  beneficial to us and some, or a majority,  of our  stockholders.  Accordingly,  under certain  circumstances  our stockholders could be deprived of  opportunities  to sell their  shares of common  stock at a higher price than might  otherwise be  available.  In addition,  pursuant to our certificate of incorporation,  our board of directors has the authority, without further action by the stockholders, to issue up to 3,225,045 shares of preferred stock  on such  terms  and  with  such  rights,  preferences  and  designations, including,  without  limitation,  restricting  dividends  on our  common  stock, dilution of our common stock's voting power and impairing the liquidation rights of the holders of our common  stock,  as the board of directors  may  determine.
Issuance of such preferred  stock,  depending upon its rights,  preferences  and designations,  may also have the effect of delaying,  deterring or  preventing a change in control.

            YOUR ABILITY TO INFLUENCE CORPORATE DECISIONS MAY BE LIMITED BECAUSE
OUR MAJOR STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR COMMON STOCK.

            Our  significant  stockholders  own a  substantial  portion  of  our outstanding  stock. As a result of their stock ownership,  if these stockholders were to  choose to act  together,  they  would be able to  control  all  matters submitted to our stockholders for approval,  including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our  assets.  This  concentration  of voting  power  could  delay or  prevent an acquisition  of our  company on terms that other  stockholders  may  desire.  In addition,  as the  interests of our majority and minority  stockholders  may not always  be the  same,  this  large  concentration  of  voting  power may lead to stockholder  votes that are  inconsistent  with your best  interests or the best interest of us as a whole.

            THE MARKET  PRICE OF OUR COMMON  STOCK IS  VOLATILE,  LEADING TO THE
POSSIBILITY  OF ITS VALUE BEING  DEPRESSED  AT A TIME WHEN YOU WANT TO SELL YOUR
HOLDINGS.

            The market price of our common  stock has in the past been,  and may in the future continue to be,  volatile.  For instance,  between January 1, 2002 and March 1, 2005,  the closing bid price of our common stock has ranged between
$1.39 and $16.74.  A variety of events may cause the market  price of our common stock to fluctuate significantly, including but not necessarily limited to:

            o    quarter to quarter variations in operating results;

            o    adverse news announcements; and

            o    market conditions for the gaming industry.

            In  addition,  the  stock  market in  recent  years has  experienced significant  price and volume  fluctuations  for reasons  unrelated to operating performance.  These market  fluctuations  may adversely  affect the price of our common stock at a time when you want to sell your interest in us.

GENERAL BUSINESS RISKS

            TERRORISM AND THE UNCERTAINTY OF WAR MAY HARM OUR OPERATING RESULTS.

            The terrorist  attacks of September  11, 2001 and the  after-effects
(including  the  prospects  for more  terror  attacks in the  United  States and abroad),  combined with recent economic trends and the U.S.-led  military action in Iraq have had a negative  impact on various  regions of the United States and on a wide  range  of  industries,  including,  in  particular,  the  hospitality industry. In particular, the terrorist attacks, as well as the United States war on terrorism,  may have an unpredictable  effect on general economic  conditions and may harm our future results of operations as they may engender  apprehension in people who would otherwise be inclined to travel to destination  resort areas like the  Catskills  region of the State of New York.  Moreover,  in the future, fears of recession,  war and additional acts of terrorism may continue to impact the U.S. economy and could negatively impact our business.

            WE ARE  SUBJECT  TO  GREATER  RISKS  THAN A  GEOGRAPHICALLY  DIVERSE
COMPANY.

            Our proposed  operations are limited to the Catskills  region of the
State of New York.  As a result,  in addition to our  susceptibility  to adverse global and domestic economic,  political and business  conditions,  any economic downturn in the region could have a material  adverse effect on our  operations.
An economic  downturn would likely cause a decline in the  disposable  income of consumers  in the  region,  which  could  result in a decrease  in the number of patrons  at our  proposed  facilities,  the  frequency  of their  visits and the average amount that they would each be willing to spend at the proposed casinos.
We are subject to greater risks than more  geographically  diversified gaming or resort  operations and may continue to be subject to these risks upon completion of our expansion projects, including:

            o    a downturn in national, regional or local economic conditions;

            o    an   increase  in   competition   in  New  York  State  or  the
                 Northeastern   United  States  and  Canada,   particularly  for
                 day-trip  patrons  residing in New York State,  including  as a result of recent legislation  permitting new Indian casinos and video  gaming  machines  at  certain  racetracks  in New  York,
                 Connecticut and Pennsylvania;

            o    impeded access due to road  construction or closures of primary access routes; and

            o    adverse   weather  and  natural  and  other  disasters  in  the
                 Northeastern United States and Canada.

            The occurrence of any one of the events  described above could cause a material  disruption in our business and make us unable to generate sufficient cash flow to make payments on our obligations.

            OUR  BUSINESS  COULD BE  AFFECTED  BY  WEATHER-RELATED  FACTORS  AND
SEASONALITY.

            Our   results  of   operations   may  be   adversely   affected   by
weather-related and seasonal factors. Severe winter weather conditions may deter or prevent patrons from reaching our gaming facilities or undertaking day trips.
In  addition,  some  recreational  activities  are  curtailed  during the winter months.  Although  our budget  assumes  these  seasonal  fluctuations  in gaming revenues for our proposed Native  American  casinos to ensure adequate cash flow
during  expected   periods  of  lower  revenues,   we  cannot  assure  you  that
weather-related  and seasonal factors will not have a material adverse effect on our operations.  Our limited operating history makes it difficult to predict the future effects of seasonality on our business, if any.

            WE ARE VULNERABLE TO NATURAL  DISASTERS AND OTHER DISRUPTIVE  EVENTS
THAT COULD SEVERELY DISRUPT THE NORMAL  OPERATIONS OF OUR BUSINESS AND ADVERSELY
AFFECT OUR EARNINGS.

            Currently,  the majority of our operations are located at a facility in Monticello, New York and both of our proposed Native American casinos will be located in the same general geographic area.  Although this area is not prone to earthquakes,  floods, tornados, fires or other natural disasters, the occurrence of any of  these  events  or any  other  cause  of  material  disruption  in our operation  could  have a  material  adverse  effect on our  business,  financial condition and operating  results.  Moreover,  although we do maintain  insurance customary  for  our  industry  including  a  policy  with a ten  million  dollar
($10,000,000.00)  limit of coverage for the perils of flood and  earthquake,  we can not assure that this  coverage will be sufficient in the event of one of the disasters mentioned above.

            WE MAY BE SUBJECT TO MATERIAL ENVIRONMENTAL LIABILITY AS A RESULT OF
UNKNOWN ENVIRONMENTAL HAZARDS.

            We currently  own 232 acres of land that we acquired  from  Catskill
Development  in July 2004. In addition,  in November 2004, we signed a letter of intent to acquire an  additional  1,200  acres of land from  Concord  Associates
Limited Partnership and Sullivan Resorts,  LLC. As a significant land holder, we
are   subject  to  numerous   environmental   laws.   Specifically,   under  the
Comprehensive Environmental Response,  Compensation and Liability Act, a current or previous owner or operator of real estate may be required to investigate  and clean up hazardous or toxic  substances  or chemical  releases on or relating to its property and may be held liable to a governmental entity or to third parties for property  damage,  personal injury and for  investigation  and cleanup costs incurred  by such  parties  in  connection  with the  contamination.  Such  laws typically impose cleanup  responsibility and liability without regard to whether the  owner  knew of or  caused  the  presence  of  contaminants.  The  costs  of investigation, remediation or removal of such substances may be substantial.

            POTENTIAL  CHANGES  IN THE  REGULATORY  ENVIRONMENT  COULD  HARM OUR
BUSINESS.

            From time to time,  legislators  and  special  interest  groups have proposed legislation that would expand, restrict or prevent gaming operations in the jurisdictions in which we operate or intend to operate. For example, Senator
John McCain of Arizona, the new chairman of the Senate Indian Affairs Committee, has recently  announced that he is calling for hearings on all aspects of Native
American gaming. In particular,  the Senate Indian Affairs Committee is expected to discuss  legislation that would ban out-of-state  tribes from gaining land in another state for gambling  operations.  The outcome of those hearing may impede or prevent the Seneca Cayuga Tribe of Oklahoma from obtaining a Class III gaming license from the State of New York.  Also, in recent  months,  the Oneida Indian
Nation has  undertaken  significant  lobbying  efforts to try to prevent  Native
American Indian tribes without current land holdings in New York State,  such as the Seneca Cayuga Tribe of Oklahoma,  from  obtaining a Class III gaming license in New York. In addition,  from time to time, certain anti-gaming groups propose referenda  that,  if  adopted,  could force us to curtail  operations  and incur significant losses.

            WE ARE DEPENDENT ON THE STATE OF NEW YORK, SULLIVAN COUNTY, THE TOWN
OF THOMPSON AND THE VILLAGE OF  MONTICELLO  TO PROVIDE OUR  PROPOSED  FACILITIES
WITH CERTAIN NECESSARY SERVICES.

            New York State Governor George Pataki has proposed  legislation that would result in five Native American casinos being developed in Sullivan County.
It is uncertain  whether the local  governments have the ability to support this level of economic  development.  The demands place upon the local governments by these expansion efforts may be beyond the infrastructure capabilities that these entities  are able to provide.  The  failure of the State of New York,  Sullivan
County,  the Town of Thompson or the Village of  Monticello  to provide  certain
necessary  services  such  as  water,  sanitation,   law  enforcement  and  fire
protection,  or to be able to support increased traffic demands for our proposed facilities, would have a material adverse effect on our business.

SUBSEQUENT EVENTS

            2005 REVOLVING CREDIT FACILITY

            On January 11, 2005, we entered into a credit  facility with Bank of
Scotland,  pursuant  to which Bank of  Scotland  agreed to provide us with a $10 million senior secured revolving loan (subject to certain reserves) that matures in two years. To secure the timely  repayment of any borrowings by us under this credit facility, among other things, we agreed to:

            o    cause Monticello Raceway Management to grant Bank of Scotland a mortgage  over  the 232  acres  of  land  and  improvements  in
                 Monticello, New York owned by Monticello Raceway Management;

            o    cause our material  subsidiaries  to guarantee our  obligations under the credit facility;

            o    pledge our equity  interests  in each of our current and future subsidiaries; and

            o    grant Bank of Scotland a first priority secured interest in all of its assets, now owned or later acquired.

            Interest  on any loans made  pursuant  to the credit  facility  bear interest,  at our  option,  at the rate of prime  plus 2% or Libor  plus 4%.  In connection  with this credit  facility,  the Bank of New York, the  noteholders'
trustee  under  the  indenture,  and  Bank of New  York,  also  entered  into an
Intercreditor Agreement so that the Bank of New York will enjoy a first priority position,  notwithstanding  the indenture and security  documents we executed on
July  26,  2004 in  connection  with  our  issuance  of $65  million  of  senior convertible notes due 2014. We anticipate fully utilizing the available funds to meet our development and administrative costs.

ITEM 7.      FINANCIAL STATEMENTS.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS OF EMPIRE RESORTS, INC.
      AND SUBSIDIARIES

            We have  audited  the  accompanying  consolidated  balance  sheet of
Empire Resorts,  Inc. and  Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years  ended  December  31,  2004 and  2003.  These  consolidated  financial
statements   are  the   responsibility   of  the   company's   management.   Our
responsibility  is to express an opinion on these financial  statements based on our audits.

            We  conducted  our audits in  accordance  with the  standards of the
Public Company  Accounting  Oversight  Board (United  States).  Those  standards require that we plan and perform the audit to obtain reasonable  assurance about whether the financial  statements  are free of material  misstatement.  An audit includes  examining,  on a test  basis,  evidence  supporting  the  amounts  and disclosures in the financial  statements.  An audit also includes  assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

            In our opinion,  the financial  statements referred to above present fairly, in all material respects, the financial position of Empire Resorts, Inc.
and  Subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
----------------
New York, New York
February 14, 2005

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

Assets

Current assets:
      Cash and cash equivalents                                                      $  7,164
      Restricted cash                                                                     159
      Accounts receivable                                                               2,680
      Prepaid expenses and other current assets                                           874
                                                                                     --------
           Total current assets                                                        10,877

Property and equipment, net                                                            33,147
Advances- Tribal Gaming Authorities                                                       925
Deferred financing costs, net of accumulated
      amortization of $134                                                              3,009
Deferred development costs                                                              3,890
Gaming license and development costs                                                    8,905
                                                                                     --------

Total assets                                                                         $ 60,753
                                                                                     ========

Liabilities and Stockholders' Deficit

Current liabilities:
          Accounts payable                                                              3,805
          Construction costs payable                                                    1,447
          Accrued expenses and other current liabilities                                5,493
                                                                                     --------
                 Total current liabilities                                             10,745

Senior convertible notes                                                               65,000
                                                                                     --------
Total liabilities                                                                      75,745
                                                                                     --------

Stockholders' deficit:
      Preferred stock, 5,000 shares authorized $.01
           par value;
      Series B, 44 issued and outstanding                                                --
      Series E, $10.00 redemption value, 1,731 issued
           and outstanding                                                              6,855
      Common stock, $.01 par value, 75,000 shares
           authorized, 26,080 issued and outstanding                                      261
      Additional paid in capital                                                       15,284
      Accumulated deficit                                                             (37,392)
                                                                                     --------
           Total stockholders' deficit                                                (14,992)
                                                                                     --------
Total liabilities and stockholders' deficit                                          $ 60,753
                                                                                     ========

          See accompanying notes to consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                             2004          2003
                                                                          ---------     -----------

Revenues                                                                  $ 44,875      $  9,735
                                                                          --------      --------

Expenses:
          Operating costs                                                   44,297         8,542
          Selling, general and administrative                               10,710         2,018
          Depreciation and amortization                                        507           703
          Amortization of deferred
                 financing costs                                               378            22
          Interest expense, net                                              1,728           731
                                                                          --------      --------
                 Total expenses                                             57,620        12,016
                                                                          --------      --------

Loss from operations                                                       (12,745)       (2,281)

          Development costs                                                   --          (4,243)
                                                                          --------      --------

Net loss                                                                   (12,745)       (6,524)

Dividends paid on preferred stock                                              (30)         --

Cumulative undeclared dividends on
          preferred stock                                                   (1,510)         --
                                                                          --------      --------

Net loss applicable to common shares                                      $(14,285)     $ (6,524)
                                                                          ========      ========

Weighted average common shares
          outstanding, basic and diluted                                    25,199        18,219
                                                                          --------      --------

Loss per common share, basic and
          diluted                                                         $  (0.57)     $  (0.36)
                                                                          ========      ========

          See accompanying notes to consolidated financial statements

                                                EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                               YEARS ENDED DECEMBER 31, 2004 AND 2003
                                                           (IN THOUSANDS)

                                    Preferred Stock       Preferred Stock    Common Stock
                                        Series B            Series E                             Capital in   Members'
                                                                                                 Excess of     equity    Accumulated
                                   Shares      Amount   Shares    Amount    Shares    AmounT     Par Value  (deficiency)  Deficit
                                   ------      ------   ------    ------    ------    ------     ---------  ------------  ----------
Balances, January 1, 2003            --       $   --     --      $   --        --      $   --     $   --       $  4,572        --

Capital contributions                --           --     --          --        --          --         --            735        --
Capital acquisition costs            --           --     --          --        --          --         --           (445)       --
Net loss                             --           --     --          --        --          --         --         (6,524)       --
                               ----------------------------------------------------------------------------------------------------
Balances, December 31, 2003          --       $   --     --      $   --        --      $   --     $   --       $ (1,662)       --
Recapitalization effect of
   reverse acquisition               44           --    1,731      6,855    24,206        242      18,372         1,662    (24,407)
Declared and paid preferred
   dividends                         --           --     --          --         16         --         210           --        (240)
Stock based compensation             --           --     --          --         40         --       2,959           --         --
Common stock issued
   through private placement
   sales                             --           --     --          --      4,050         41      30,335           --         --
Warrants issued through private
   placement                         --           --     --          --         --         --       2,103           --         --
Stock issuance expenses              --           --     --          --         --         --      (4,420)          --         --
Common stock issued from
   exercise of stock options         --           --     --          --         61          1         150           --         --
Common stock converted to
   long term debt                    --           --     --          --     (2,393)       (24)     (5,049)          --         --
Excess of market over
   carrying value of property
   and equipment purchased
   from a related party              --           --     --          --         --         --     (30,825)          --         --
Common stock issued for
   development costs                 --           --     --          --        100          1       1,449           --         --
Net loss                             --           --     --          --         --         --         --            --     (12,745)
                               ----------------------------------------------------------------------------------------------------
Balances, December 31, 2004          44       $   --    1,731    $ 6,855    26,080     $  261     $15,284      $    --    $(37,392)
                               ====================================================================================================

                                    See accompanying notes to consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                2004            2003
                                                                                ----            ----
Cash Flows From Operating Activities
Net loss                                                                      $(12,745)     $ (6,524)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
        Depreciation and amortization                                              507           703
        Development costs                                                         --           4,243
        Amortization of deferred financing costs                                   378            22
        Allowance for doubtful accounts -advances litigation trust                 505          --
        Accrued interest                                                          --             682
        Interest paid with proceeds of notes payable, bank                        --               3
        Stock-based compensation                                                 2,959          --
        Changes in operating assets and liabilities:
        Restricted cash                                                            (37)          (80)
        Accounts receivable, net                                                (1,921)          275
        Prepaid expenses and other current assets                                 (620)           98
        Accounts payable                                                        (2,208)        1,575
Accrued expenses and other current liabilities                                   4,504          (180)
                                                                              --------      --------

Net cash provided by (used in) operating activities                             (8,678)          817
                                                                              --------      --------

Cash Flows From Investing Activities
        Purchases of property and equipment                                    (31,079)       (1,382)
        Cash acquired from acquisition                                              18          --
        Advances - litigation trust                                               (505)         --
        Advances -  tribal gaming authorities                                     (540)         (385)
        Gaming license and development costs                                    (4,074)       (2,001)
                                                                              --------      --------
Net cash used in investing activities                                          (36,180)       (3,768)
                                                                              --------      --------

Cash flows from financing activities
        Proceeds from issuance of common stock                                  30,375          --
        Proceeds from exercise of stock options and warrants                       151          --
        Stock issuance expenses                                                 (2,317)         --
        Proceeds from issuance of senior convertible notes                      62,218          --
        Excess of market over carrying value of property and
            equipment purchased from related party                             (30,825)         --
        Repayment of promissory notes                                           (5,073)         --
        Proceeds from note payable, bank                                          --           3,379
        Repayment of note payable, bank                                         (3,470)          (30)
        Deferred financing costs                                                  (361)          (53)
        Preferred stock dividends paid                                             (30)         --
        Capital acquisition costs                                                 --             (90)
        Members' capital contributions                                            --             455
                                                                              --------      --------
Net cash provided by financing activities                                       50,668         3,661
                                                                              --------      --------
Net increase in cash  and cash equivalents                                       5,810           710
Cash and cash equivalents, beginning of year                                     1,354           644
                                                                              --------      --------
Cash and cash equivalents, end of year                                           7,164         1,354
                                                                              ========      ========
(continued)

          See accompanying notes to consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                        2004      2003
                                                                                        ----      ----

Supplemental disclosure of cash flow information:
       Cash paid for interest during the year                                        $  319     $   29

Supplemental schedule of noncash investing and financing activities:
       Issuance of promissory note and redemption of common stock                     5,073       --
       Accrued construction costs                                                     1,447         23
       Common stock issued in settlement of preferred stock dividend                    210       --
       Warrants issued in settlement of stock issuance expenses                       2,103       --
       Common stock issued for development costs                                      1,450       --
       Deferred financing costs paid with proceeds from senior convertible notes      2,782       --
       Noncash additions to gaming license and development costs                        665        340
       Common stock issued in settlement of accounts payable                           --          281
       Deferred financing costs paid with proceeds from loan                           --          118
       Accrued deferred loan costs                                                     --           95
       Accrued capital acquisition costs                                               --          355

           See accompanying notes to consolidated financial statements

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS FOR PRESENTATION

            The  consolidated  balance  sheet  as  of  December  31,  2004,  the consolidated  statement of operations  for the year ended  December 31, 2004 and the consolidated  statement of cash flows for the year December 31, 2004 include the accounts of Empire  Resorts,  Inc ("Empire" or "the Company") and certain of the assets and liabilities of Catskill Development,  L.L.C. ("CDL"),  which were merged into the Company  effective  January 12, 2004.  The operations of CDL for the period January 1, 2004 through January 11, 2004, which were not significant, have been  included in the  consolidated  statement of  operations  for the year ended December 31, 2004 and cash flows for the year ended December 31, 2004. For accounting  purposes,  CDL is deemed to have been the  acquirer  in the  merger.
Accordingly,  the comparative  consolidated statement of operations for the year ended  December  31,  2003 and cash flows for the year ended  December  31, 2003 represent the accounts of CDL only. The assets that were not transferred through the merger were leased to the Company  and  subsequently  purchased  on July 26,
2004 from CDL, a related party and recorded at CDL's carrying value.

            Although Empire was the legal survivor in the merger and remains the registrant  with  the  Securities  and  Exchange  Commission,  under  accounting principles generally accepted in the United States, the merger was accounted for as a reverse  acquisition,  whereby CDL was  considered the "acquirer" of Empire for financial  reporting purposes as CDL had all significant  operations and its members controlled more than 50% of the post transaction combined company. Among other  matters,  reverse  merger  accounting  requires  Empire to present in all financial statements and other public information filings,  prior historical and other  information  of CDL,  and a  retroactive  restatement  of CDL  historical shareholders  investment  for the  equivalent  number of shares of common  stock received in the merger.  Accordingly,  the accompanying  consolidated  financial statements  present the results of operations of CDL for the year ended December
31, 2003 and reflect the  acquisition  of Empire as of January 1, 2004 under the purchase method of accounting.  Subsequent to January 1, 2004, the operations of the Company reflect the combined operations of the former Empire and CDL.

            The Company is deemed to be a Small Business Issuer.  The integrated disclosure  system for small  business  issuers  adopted by the  Securities  and
Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially  modified the information  and financial  requirements of a "Small
Business  Issuer,"  defined to be an issuer  that has  revenues of less than $25 million;  is a U.S. or Canadian issuer; is not an investment  company;  and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however,  an entity is not a small business issuer if it has a public float (the
aggregate  market  value  of  the  issuer's   outstanding   securities  held  by
non-affiliates) of $25 million or more.  Pursuant to Item 10(a)(2) of Regulation
S-B, as of the end of the fiscal year ended December 31, 2004, the Company is no longer  considered a small business  issuer.  Accordingly,  going  forward,  the
Company will no longer report  pursuant to Regulation S-B, but will instead need to meet the disclosure requirements of Regulation S-K.

            The Securities and Exchange Commission, state securities commissions and the North American  Securities  Administrators  Association,  Inc. ("NASAA")
have  expressed  an interest  in  adopting  policies  that will  streamline  the registration  process  and make it easier  for a small  business  issuer to have access to the public capital markets.

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

            During  the past  three  years,  the  Company  has  concentrated  on developing  gaming  operations  in New York State.  As part of this effort,  the
Company  has  divested  itself of various  ancillary  interests  and  terminated certain unprofitable operations in other areas of the country.

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

MIGHTY M GAMING AT MONTICELLO RACEWAY

            A video gaming machine ("VGM") is an electronic  gaming device which allows a patron to play  electronic  versions of various lottery games of chance and is similar in appearance to a traditional slot machine. On October 31, 2001, the State of New York enacted a bill designating seven racetracks, including the
Raceway,  to install and operate  VGMs.  Under the  program,  the New York State
Lottery made an initial  allocation  of 1,800 VGMs to the  Raceway.  On June 30,
2004,  Monticello Raceway Management began operating 1,744 VGMs on 45,000 square feet  of  floor  space  at  the  Raceway  after  approximately  $27  million  of renovations to the facility and start-up expenses.

CASINO DEVELOPMENT

            On April 3,  2003,  the  Cayuga  Nation  of New York,  (the  "Cayuga
Nation"),  a  federally  recognized  Indian  Nation,  CDL and  certain  of CDL's affiliates,  including a  subsidiary  of the  Company,  entered into a series of agreements  which provide for the development of a trust land casino adjacent to the Raceway and certain other projects.  These  agreements were extended on June
25, 2004 and again on January 3, 2005 to June 30, 2005. In  furtherance of these transactions,  on April 10, 2003,  these parties filed with the Eastern Regional
Office of the  Bureau of  Indian  Affairs  an  application  requesting  that the
Secretary of the Interior  acquire in trust on behalf of the Cayuga  Nation a 29 acre parcel of land in Monticello,  New York to be used for gaming purposes.  On
April 27,  2004,  the Eastern  Regional  Office  ("ERO") of the Bureau of Indian
Affairs  ("BIA")  completed  its review of the plan by the Cayuga Nation and the
Company to build a $500 million  casino on these 29 acres.  The ERO  recommended that a finding be made that the project was in the best  interests of the Cayuga
Nation and not detrimental to the surrounding community and recommended that the
29 acre site be taken  into  trust by the  United  States  as a site for  gaming activities.

            On November  18, 2004,  the State of New York and the Cayuga  Nation
entered  into a  definitive  settlement  agreement  with  respect  to the Cayuga
Nation's  land title and  trespass  claims  against the State of New York.  This settlement agreement provides for the State of New York and the Cayuga Nation to enter into a class III gaming compact for the  development of a tribal casino on the 29-acre parcel at Monticello Raceway.  Under the settlement  agreement,  the gaming  compact  will  permit  the  operation  of  slot  machines,  but  not VGM terminals.  The Cayuga Nation and certain other Native American tribes were also granted the  exclusive  right to operate slot machines in the counties of Bronx,
Delaware, Greene, Kings, New York, Orange, Queens, Richmond, Rockland, Sullivan,
Ulster and  Westchester.  The Cayuga Nation has agreed to contribute  20% of its slot machine net revenue to the State of New York during the first four years of operation, with such contribution subsequently increasing to 25%. The settlement agreement  also  provides  for the gaming  compact to have an initial term of 14 years,  with an automatic  seven year  renewal,  requires  the Cayuga  Nation to commence gaming operations within 18 months of receiving all requisite state and federal  approvals  and provides for the Cayuga Nation and the State of New York to negotiate a tax parity compact  concerning  the sale of alcohol,  cigarettes, gasoline  and  other  retail  products  and  services  by the  Cayuga  Nation to
non-Native  Americans  on  the  gaming  facility's   property.   The  settlement
agreement, however, does not become effective until the enactment of federal and state legislation and tribal resolutions that formally implement its terms

            There are  significant  preconditions  that must be met  before  the
Cayuga  Nation  can  operate  gaming  at  the  Cayuga  Catskill  Resort.  First, legislation must be passed by the New York State  legislature.  Second,  similar legislation  must be passed by the United States Congress.  Third,  title to the proposed 29-acre site must be transferred to the United States and accepted into trust for the benefit of the Cayuga Nation. Fourth, the Cayuga Nation must enter into a Class III gaming compact with the State of New York.

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

            On August 19, 2004, the Company entered into a letter agreement with the  Seneca-Cayuga  Tribe of Oklahoma,  a federally  recognized Indian Tribe, to develop a gaming  facility in the  Catskills  region of New York.  The agreement provides for the Company to supply  technical  and  financial  assistance to the
Seneca-Cayuga  Tribe of Oklahoma  and to serve as its  exclusive  partner in the development,  construction,  financing, operation and management of the proposed casino.  The  agreement  is  for  a  term  of  one  year  and  became  effective immediately.  The Company will also  provide  technical  assistance  and support relating to the  settlement of its land claim against the State of New York. The
Company  will  provide  development  assistance  of  $35,000  per  month  to the
Seneca-Cayuga Tribe of Oklahoma in connection with the establishment and initial operations of a tribal gaming authority for New York gaming operations.

            On November  12, 2004,  the State of New York and the  Seneca-Cayuga
Tribe of Oklahoma announced execution of a settlement  agreement relating to the
Seneca-Cayuga  Tribe of  Oklahoma's  land  claims  and  development  of a Native
American  casino to be located in the Town of  Thompson,  Sullivan  County.  The agreement provides that the State and the Seneca-Cayuga  Tribe of Oklahoma shall enter into a mutually  satisfactory Class III gaming compact to operate a casino in the Catskills, subject to approval of the Secretary of Interior.

            There are significant preconditions,  similar to the requirements of the Cayuga  Nation,  that must be met  before the Tribe can  operate a Class III gaming facility in Sullivan County, New York.

            The agreement calls for the Company and the  Seneca-Cayuga  Tribe of
Oklahoma  to  separately  enter  into a  management  agreement  and  development agreement  for the  project  through  good  faith  negotiations  and  submit the management agreement for approval to the National Indian Gaming Commission.  All of the  provisions  of the above  agreements  relating to the  management of the casino  are  subject  to review  and  approval  by the  National  Indian  Gaming
Commission prior to becoming effective. Pending such approval and as a result of such review, such provisions may be amended or supplemented by the parties.

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

            Monticello  Raceway  Development,  in connection with its gaming and development activities,  capitalizes certain legal,  architectural,  engineering and  environmental  study fees, as well as other costs  directly  related to the gaming  license  and  development  of the real  estate.  During  the year  ended
December 31, 2004, Monticello Raceway Development capitalized approximately $4.7 million of costs associated with the casino development project. When operations of the  casino  commence,  the  remaining  costs  after  reimbursements  will be systematically recognized over a determinable period.

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            REVENUE AND EXPENSE  RECOGNITION.  Revenues  represent  (i) revenues from  pari-mutual  wagering,  (ii) the net win  from  VGMs  and  (iii)  food and beverage sales, net of promotional  allowances and other  miscellaneous  income.
The Company  recognizes  revenues  from  pari-mutual  wagering  earned from live harness racing and simulcast signals from other tracks at the end of each racing day and are reflected at gross,  before  deductions of such related  expenses as purses,  stakes and awards.  Revenues from the VGM  operations is the difference between the amount  wagered by bettors and the amount paid out to bettors and is referred  to as the net  win.  The  Company  recognizes  revenues  from  the VGM operations  at the end of each day and are reflected at gross.  Operating  costs include (i) the amounts paid to the New York State Lottery for the State's share of the net win,  (ii) amounts due to the Horsemen and  Breeder's for their share of the net win and (iii) for harness  racing  purses,  stakes and  awards.  Also included  in  operating  costs are the costs  associated  with the sale of food, beverage and other miscellaneous items.

            The Company currently has a point loyalty program  ("Player's Club")
for its VGM  customers,  which allows them to earn points based on the volume of their VGM  activity.  The  points  can be  redeemed  for  various  services  and merchandise throughout the gaming facility. The Company records the points as an expense  when  they are  redeemed  by the  customers.  The  value of all  points outstanding as of December 31, 2004 was approximately $187,000.

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
Approximately  $1.1 million of cash is held in reserve according to the New York
State Lottery Rules and Regulations.

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

            ACCOUNTS RECEIVABLE.  Accounts receivable are reported at the amount outstanding.  Management expects to collect the entire amount and,  accordingly, determined  that no allowance is required at December 31, 2004. The Company,  in the  normal  course of  business,  settled  wagers for other  racetracks  and is potentially  exposed to credit  risk.  These  wagers are  included  in  accounts receivable.

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

                                                       ESTIMATED
                                                         USEFUL
            ASSETS                                       LIVES
            ------                                       -----
            Vehicles                                   5-10 years
            Furniture, fixtures and equipment          5-10 years
            Land improvements                            20 years
            Building improvements                        40 years
            Buildings                                    40 years

            DEFERRED FINANCING COSTS.  Deferred financing costs are amortized on the  straight-line  method over the term of the senior  convertible  notes. (see note H)

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
Since the effect of  outstanding  options  and  warrants is  anti-dilutive  with respect to losses,  they have been excluded from the  Company's  computation  of loss per common share. Therefore,  basic and diluted losses per common share for the year ending  December 31, 2004 were the same.  The weighted  average  shares used in the loss per common share  calculation for year ending December 31, 2003 reflects the number of shares issued in the merger.

            ADVERTISING.  The Company expenses the costs of general advertising, promotion and marketing programs at the time the costs are incurred. Advertising expense was approximately  $142,000 and $49,000 respectively for the years ended
December 31, 2004 and 2003.

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

            STOCK-BASED COMPENSATION. In December 2004, FASB issued SFAS No. 123
(revised 2004) "Share Based Payment" (SFAS No. 123R) a revision to Statement No.
123,  Accounting for Stock-Based  Compensation  which supersedes APB Opinion No.
25,  Accounting  for Stock Issued to Employees.  The revised SFAS 123 eliminates the  alternative  to use Opinion 25's  intrinsic  value method of accounting and instead,  requires  entities to recognize the cost of employee services received in exchange for awards of equity  instruments based on the grant-date fair value
of  those  awards.   Furthermore,   public  entities  are  required  to  measure
liabilities  incurred to employees in share-based  payment  transactions at fair value as well as  estimate  the number of  instruments  for which the  requisite service is expected to be  rendered.  Any  incremental  compensation  cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after the modification.

            For  public  entities  that  file as  small  business  issuers,  the effective  date of the revised  Statement  is as of the  beginning  of the first interim or annual  reporting  period that begins after  December  15, 2005.  The
Company   adopted  the  fair-value   method  to  account  for  its   stock-based
compensation  awards  granted under the Company's  stock option plans and awards granted to non-employees as of January 1, 2003.

            RECENT ACCOUNTING PRONOUNCEMENTS.  In November 2004, the FASB issued
SFAS No. 151,  Inventory Costs - an amendment of ARB No. 43, Chapter 4. SFAS No.
151 amends the guidance in ARB No. 43, Chapter 4 Inventory  Pricing,  to clarify the accounting for abnormal amounts of idle facility expense,  freight, handling costs and  wasted  material.  SFAS No.  151 is  effective  for  inventory  costs incurred  during fiscal years beginning after June 15, 2005. We believe that the impact that this  statement  will have on our  financial  position or results of operations will not be significant.

            RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

                                                                                 Pro Forma Results
                                                                                     (Unaudited)
                                                                                 (in thousands except
                                                                                   per share data)
                                                                                    Year Ended
                                                                                 December 31, 2003

Revenues                                                                             $  9,735
                                                                                     --------

Expenses:
             Operating costs                                                            8,542
             Selling, general and administrative                                        8,883
             Depreciation                                                                 703
             Amortization of deferred financing costs                                      22
                                                                                     --------
             Interest expense, net                                                      4,179
                                                                                     --------
             Total expenses                                                            22,329
                                                                                     --------

Other income (loss)
             Gain on sale of investment and related management contract                   135
             Recovery of insurance proceeds                                               500
             Gain on extinguishment of debt                                               389
             Development cost                                                          (4,243)
                                                                                     --------
             Total other loss                                                          (3,219)
                                                                                     --------

Net loss                                                                              (15,813)

Cumulative undeclared dividends on preferred stock                                     (1,551)
                                                                                     --------

Net loss applicable to common shares                                                 $(17,364)
                                                                                     ========

Weighted average common shares outstanding, basic and diluted                          23,720
                                                                                     ========

Loss per common share, basic and diluted                                             $  (0.73)
                                                                                     ========

NOTE D. PROPERTY AND EQUIPMENT

                                                                                  December 31, 2004
                                                                                    (in thousands)

              Land                                                                  $     770
              Land improvements                                                         1,481
              Buildings                                                                 4,564
              Buildings improvements                                                   23,966
              Vehicles                                                                    130
              Furniture, fixtures and equipment                                         2,743
                                                                                    ---------

                                                                                       33,654

              Less - Accumulated depreciation and amortization                           (507)
                                                                                    ----------

                                                                                     $ 33,147
                                                                                    ==========

            Depreciation and amortization expense was approximately $507,000 and
$703,000, respectively for the years ending December 31, 2004 and 2003.

NOTE E.  ADVANCES TO TRIBAL GAMING AUTHORITIES

            The  Company  has made  payments  to both the Cayuga  Nation and the
Seneca-Cayuga Tribe of Oklahoma to help cover development costs for the proposed
gaming  facilities  and  other  development   projects.  We  agreed  to  provide
development  assistance  of  $35,000  per  month to the  Seneca-Cayuga  Tribe of
Oklahoma  and  support  additional  professional  fees in  connection  with  the establishment and initial  operations of tribal gaming  authorities for both the
Cayuga Nation and the  Seneca-Cayuga  Tribe of Oklahoma for gaming operations in the State of New York. These advances are refundable under certain circumstances and are non-interest-bearing.  These capitalized costs are periodically reviewed for  impairment.  As of December 31, 2004,  approximately  $925,000 in total was advanced to both Tribal Gaming Authorities.

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

NOTE G.  GAMING LICENSE AND DEVELOPMENT COSTS

            In connection  with the  development  of real estate for  additional gaming  activities,  we have incurred  various costs including  salaries for key personnel.  We agreed to provide technical  assistance,  payment of professional and legal  consultants,  and expertise  relating to the settlement of out Native
American  partners' land claims against the State of New York and assist them in acquiring a mutually acceptable gaming compact.

            As of December 31, 2003,  Monticello  Raceway  Development,  through
CDL, had  capitalized  approximately  $4.2 million of costs  associated with the development  of gaming  activities.  During the year ended  December  31,  2004,
Monticello  Raceway  Development  capitalized   approximately  $4.7  million  of
additional costs.  Capitalized costs that are specifically  related to either of the Native American projects are refundable under certain  circumstances and are non-interest-bearing. When the financing of the relevant operation is completed, the gaming license and  development  costs will be evaluated for refund ability, and when the  operations of the proposed  casino  commence the balance,  if any, will be systematically  recognized over a determinable period. These capitalized costs are periodically reviewed for impairment.

NOTE H. SENIOR CONVERTIBLE NOTES

            On July 26,  2004,  the  Company  issued $65  million of 5.5% senior convertible notes presently convertible into approximately 4.7 million shares of common stock,  subject to adjustment  upon the occurrence or  non-occurrence  of certain  events.  The notes were issued with a maturity  date of July 31,  2014.
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

            The  Company,  in  association  with  the  issuance  of  the  senior convertible  notes,  incurred  approximately $3.1 million in costs. The deferred financing  costs will be capitalized  and  systematically  amortized over the 10 year life of the notes.  For the year  ended  December  31,  2004,  the  Company recognized approximately $134,000 in amortization expense.

            For the year  ending  December  31,  2004,  the  Company  recognized approximately  $1.5  million  in  interest  expense  associated  with the senior convertible notes.

            On January 31, 2005, the interest  payment paid in association  with the senior convertible notes was approximately $1.8 million.

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

            Under the terms of the notes,  interest  accrued on the  outstanding principal  amount at the rate of 7% per annum.  For the year ended  December 31,
2004  the  Company  recognized   approximately   $195,000  in  interest  expense
associated with the promissory notes.

BERKSHIRE BANK

            On October 29, 2003,  Monticello  Raceway  Management  issued a $3.5 million note to The Berkshire Bank. The Company entered into a surety  agreement with The  Berkshire  Bank to  guarantee  the  note.  The  note was  subsequently satisfied in February 2004.

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

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2004
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                                                                                     Non-
                                                    Empire        Guarantor      Guarantor      Eliminating   Consolidated
Assets                                              Resorts      Subsidiaries   Subsidiaries     Entries         Empire
                                                    -------      ------------   ------------     -------         ------

Cash and cash equivalents                          $   1,903         5,261      $    --        $    --        $   7,164
Restricted cash                                         --             159           --             --              159
Accounts receivable                                     --           2,680           --             --            2,680
Prepaid expenses and other assets                         83           791           --             --              874
Investments in subsidiaries                            5,060          --             --           (5,060)          --
Inter-Company                                        147,299          --             --         (147,299)          --
Property and equipment, net                             --          33,147           --             --           33,147
Advances- Tribal Gaming Authorities                     --             925           --             --              925
Deferred financing costs, net                          3,009          --             --             --            3,009
Deferred development costs                              --           3,890           --             --            3,890
Gaming license and development costs                    --           8,905           --             --            8,905
                                                   ---------     ---------      ---------      ---------      ---------

Total assets                                       $ 157,354     $  55,758      $    --        $(152,359)     $  60,753
                                                   =========     =========      =========      =========      =========

Liabilities and stockholders' equity (deficit)

Accounts payable                                   $   1,392     $   2,413      $    --        $    --        $   3,805
Construction costs payable                              --           1,447           --             --            1,447
Accrued expenses and other liabilities                 1,660         3,833           --             --            5,493
Inter-Company                                           --          53,717         93,582       (147,299)          --
Senior convertible notes                              65,000          --             --             --           65,000
                                                   ---------     ---------      ---------      ---------      ---------
    Total liabilities                                 68,052        61,410         93,582       (147,299)        75,745

Stockholders' equity (deficit):                       89,302        (5,652)       (93,582)        (5,060)       (14,992)
                                                   ---------     ---------      ---------      ---------      ---------

Total liabilities and stockholders'
Equity (deficit)                                   $ 157,354     $  55,758      $    --        $(152,359)     $  60,753
                                                   =========     =========      =========      =========      =========

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2004
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                               Empire      Guarantor     Non-Guarantor     Eliminating      Consolidated
                                              Resorts    Subsidiaries     Subsidiaries       Entries           Empire
                                              -------    ------------     ------------       -------           ------

Revenue                                    $   --        $ 44,875         $       --          $      --       $ 44,875
                                           --------      --------         ------------        -----------     --------

Expenses:
Operating costs                                --          44,297                 --                 --         44,297
Selling general and administrative            7,593         3,117                 --                 --         10,710
Depreciation and amortization                  --             507                 --                 --            507
Amortization of deferred
        financing costs                         134           244                 --                 --            378
Intercompany interest (income) expense       (2,251)        2,251                 --                 --           --
Interest expense, net                         1,617           111                 --                 --          1,728
                                           --------      --------         ------------        -----------     --------

Total expenses                                7,093        50,527                 --                 --         57,620
                                           --------      --------         ------------        -----------     --------

Net loss                                   $ (7,093)     $ (5,652)        $       --          $      --       $(12,745)
                                           ========      ========         ============        ===========     ========

                      CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                             Empire      Guarantor         Non-Guarantor     Eliminating    Consolidated
                                             Resorts     Subsidiaries      Subsidiaries        Entries        Empire
                                             -------     ------------      ------------        -------        ------

Revenue                                    $    --       $  9,735         $      --           $     --       $  9,735
                                          ---------     --------        ------------         ----------     ---------

Expenses:
  Operating costs                               --          8,542                --                 --          8,542
  Selling general and administrative            --          2,018                --                 --          2,018
  Depreciation and amortization                 --            703                --                 --            703
  Amortization of deferred
     financing costs                            --             22                --                 --             22
  Interest expense, net                         --            731                --                 --            731
                                          ---------     --------        ------------         ----------     ---------

    Total expenses                              --         12,016                --                 --         12,016
                                          ---------     --------        ------------         ----------     ---------

Development costs                               --          4,243                --                 --          4,243
                                          ---------     --------        ------------         ----------     ---------

Net loss                                 $      --       $ (6,524)     $         --       $         --       $ (6,524)
                                         ===========     ========      ==============     ==============     ========

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2004
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                            Empire     Guarantor       Non-Guarantor  Eliminating  Consolidated
                                                            Resorts   Subsidiaries     Subsidiaries     Entries       Empire
                                                           ---------  ------------     -------------  ----------- -------------

Net cash used in operating activities                      $ (2,033)     $ (6,645)     $   --       $   --        $ (8,678)
                                                           --------      --------      --------     --------      --------

Cash flows from investing activities:
  Purchases of property and
      equipment                                                --         (31,079)         --           --         (31,079)
  Cash acquired from acquisition                                 18          --            --           --              18
  Advances - litigation trust                                  (505)         --            --           --            (505)
  Advances - tribal gaming authorities                         --            (540)         --           --            (540)
  Gaming license and development
      costs                                                    --          (4,074)         --           --          (4,074)
  Advances to subsidiaries                                  (49,715)         --            --         49,715          --
                                                           --------      --------      --------     --------      --------

Net cash used in investing activities                       (50,202)      (35,693)         --         49,715       (36,180)
                                                           --------      --------      --------     --------      --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                     30,375          --            --           --          30,375
  Proceeds from exercise of stock
      options and warrants                                      151          --            --           --             151
  Stock issuance expenses                                    (2,317)         --            --           --          (2,317)
  Proceeds from issuance of senior
      convertible notes                                      62,218          --            --           --          62,218
  Excess of market over carrying value of property and
      equipment purchased from a related party              (30,825)         --            --           --         (30,825)
  Advances from Empire Resorts                                 --          49,715          --        (49,715)         --
  Repayment of promissory notes                              (5,073)         --            --           --          (5,073)
  Repayment of note payable, bank                              --          (3,470)         --           --          (3,470)
  Deferred financing costs                                     (361)         --            --           --            (361)
  Preferred stock dividends paid                                (30)         --            --           --             (30)
                                                           --------      --------      --------     --------      --------

Net cash provided by financing
      activities                                             54,138        46,245          --        (49,715)       50,668
                                                           --------      --------      --------     --------      --------

Net increase in cash and cash
      equivalents                                             1,903         3,907          --           --           5,810

Cash and cash equivalents,  beginning
      of year                                                  --           1,354          --           --           1,354
                                                           --------      --------      --------     --------      --------

Cash and cash equivalents, end of
      year                                                 $  1,903      $  5,261      $   --       $   --        $  7,164
                                                           ========      ========      ========     ========      ========

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                  Empire      Guarantor    Non-Guarantor      Eliminating       Consolidated
                                                  Resorts   Subsidiaries   Subsidiaries         Entries            Empire
                                                  -------   ------------   ------------         -------            ------

Net cash provided by operating activities     $      --       $   817      $         --       $        --       $   817

Cash flows from investing activities:
  Purchases of property and                          --        (1,382)               --                --        (1,382)
       equipment
  Advances - tribal gaming authorities               --          (385)               --                --          (385)
  Gaming license and development                     --        (2,001)               --                --        (2,001)
       costs
                                              -----------     -------      --------------     -------------     -------

Net cash used in investing activities                --        (3,768)               --                --        (3,768)
                                              -----------     -------      --------------     -------------     -------

Cash flows from financing activities:
  Proceeds from note payable, bank                   --         3,379                --                --         3,379
  Repayment of note payable, bank                    --           (30)               --                --           (30)
  Deferred financing costs                           --           (53)               --                --           (53)
  Capital acquisition costs                          --           (90)               --                --           (90)
  Members' capital contributions                     --           455                --                --           455
Net cash provided by financing
   activities                                        --         3,661                --                --         3,661
                                              -----------     -------      --------------     -------------     -------

Net increase in cash and cash                        --           710                --                --           710
  equivalents
                                              -----------     -------      --------------     -------------     -------

Cash and cash equivalents, beginning
   of year                                           --           644                --                --           644
                                              -----------     -------      --------------     -------------     -------

Cash and cash equivalents, end of
   year                                       $      --       $ 1,354      $         --       $        --       $ 1,354
                                              ===========     =======     ==============     =============     ========

NOTE K.  STOCKHOLDERS' EQUITY

COMMON STOCK

            In accordance with the merger  agreement,  18,219,075  shares of our common  stock were issued  pursuant to our  acquisition  of  Monticello  Raceway
Management,  Monticello Casino Management,  Monticello  Raceway  Development and
Mohawk  Management,  LLC,  all of which may be sold to the public  pursuant to a registration  statement  under the  Securities  Act.  On January 30,  2004,  the
Company also issued 4,050,000  shares of our common stock to multiple  investors in a private placement.

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

            The Company had undeclared  dividends on Series B Preferred Stock of approximately  $125,000 at December  31,  2004.  In January  2005,  the Board of
Directors  declared a dividend on the series B to be paid in common  stock after
January 31, 2005.

            In December of 2002, the Company issued 1,730,696 shares of Series E
Preferred  Stock to  Bryanston  Group with an option in favor of the  Company to reacquire,  at any time, or from time to time,  and without prior notice,  up to that number of shares of Preferred  Stock adjusted for any  subsequent  dividend for the purchase price of $10.00 per share.

            This special  class of preferred  stock is  non-convertible,  has no fixed date of redemption or liquidation,  and provides for cumulative  dividends at 8% per annum  based upon the  liquidation  value.  The  series E holders  has voting rights of 1 vote per 4 preferred shares held. Dividends to holders of the
Company's common stock and other uses of the Company's net cash flow are subject to priorities for the benefit of this preferred stock.

            The Company has undeclared  dividends on Series E Preferred Stock of approximately  $2.9  million at December  31,  2004 which will be recorded  when declared.

NOTE L. STOCK OPTIONS AND WARRANTS

2004, 2002 AND 1998 STOCK OPTION PLANS

            In May 1998, the Company's Board of Directors adopted the 1998 Stock
Option Plans  providing for incentive  stock options  ("ISO") and  non-qualified stock options ("NQSO").  The Company has reserved 400,000 shares of common stock for  issuance  upon the  exercise of options to be granted  under the 1998 Stock
Option  Plans,  respectively.  The exercise  price of an ISO or NQSO will not be less than 100% of the fair market  value of the  Company's  common  stock at the date of the grant.  The maximum term of each option  granted  under each plan is ten years;  however,  options  granted to an employee owning greater than 10% of the Company's common stock will have a maximum term of five years.

            On January 9, 2003, the Company's Board of Directors granted 200,673 stock  options,  subject to stockholder  approval,  to each of Robert A. Berman, then the Company's Chairman of the Board and Chief Executive Officer,  and Scott
A. Kaniewski,  then the Company's  Chief  Financial  Officer and a member of the
Company's Board of Directors.  Pursuant to the adopting board resolution, all of these stock  options were to become  exercisable  immediately  upon  stockholder approval at an exercise  price of $2.12 per share.  On March 25, 2003, the stock option grant under the 2002 stock option plan was duly approved by the Company's stockholders and immediately became effective.

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

            On January 30, 2004 as part of its  compensation  as placement agent in the Company's  private  placement  offering,  the Company  issued a five year warrant at closing to Jefferies & Company,  Inc. to acquire up to 250,000 shares of  common  stock at $7.50  per  share  resulting  in a stock  issuance  cost of approximately  $2.1 million.  This cost, as well as other related stock issuance costs of  approximately  $4.4  million,  were  recorded as  reduction of the net capital raised in this transaction.

            On  March  24,  2004,  10,000  options  were  granted  to all  seven non-employee  board members to purchase common stock at $11.97 per share.  These options were immediately vested and expire in ten years.  Compensation  expenses relating to these grants  totaling  approximately  $838,000 were included in the results of operations for the year ended December 31, 2004.

            On May 12, 2004, the Company's  Shareholders approved the 2004 stock option plan. The Company has reserved  250,000 shares of common stock for future issuance.

            On May 20, 2004, the Company issued 109,500  incentive stock options with a strike price of $14.25 to various employees. The option issuance provided a  variety  of  vesting  schedules,  including  half  immediately  and  half the following  year,  33.3%  each  year over  three  years  starting  at the date of issuance  and,  33.3% each year over three years  starting  after one year.  All options expire ten years from the date of grant.  On the date of issuance 33,333 options were vested and the expense recognized. The expense associated with this grant was approximately $990,000 for the year ending December 31, 2004.

            On August 13,  2004,  the  Company  issued  20,000  incentive  stock options with a strike price of $8.63 to various  employees.  The option issuance provided for the following vesting schedules, (i) 33.3% vested immediately, (ii)
33.3%  vested  over a year,  and (iii) the balance  vested  over two years.  All options  expire ten years from the date of grant.  On the date of issuance 6,667 options were vested and the expense was recognized.  The expense associated with this grant was approximately $80,000 for the year ending December 31, 2004.

            On November 12, 2004,  the Company  granted  Concord  Associates  an irrevocable  three year option to purchase up to 5,188,913  shares of its Common
Stock at a price of $7.50 per share. The option is exercisable in the event that the Letter  Agreement is  terminated  in  accordance  with its terms for reasons other than (a) failure of the due diligence  condition to be satisfied by either party as of the  completion  of due  diligence on December  14, 2004,  which was extended and satisfied by January 14, 2005, (b) a material adverse change (i) in the properties,  assets, business, prospects, or financial or other condition of
(1) the Resort  Properties (or Concord  Associates to the extent relevant to the transactions  contemplated by the Letter Agreement) or (2) the Company,  in each case to the extent relevant to the transactions  contemplated by, or the ability to consummate, the transactions, (c) an election by the Company to terminate due to a default by Concord  Associates in the  performance of the Letter  Agreement that has a material  adverse effect,  (d) failure to close due to the failure to satisfy  certain  specified  conditions  to  the  closing  of  the  transactions contemplated by the Letter Agreement,  or (d) an election by Concord  Associates to terminate  due to failure to receive  necessary  approvals of the  Bankruptcy
Court having  jurisdiction over the bankruptcy  proceeding  involving  Frontline
Capital Corp.

            The  Companies  responsibilities  in relation to keeping the options from being  exercisable  is to have a  favorable  vote of both the common  stock shareholders and the holders of the senior convertible notes, and in addition if we have a change of ownership  prior to the  consummation  of the acquisition of the Concord and Grossinger's  Resort Hotels and Golf Courses,  the new ownership must complete the acquisition  transaction.  Our Board of Directors has voted in favor of the  acquisition.  We feel there will be a  favorable  vote by both the common stock  shareholders and the holders of the senior  convertible notes, and the transaction will be completed in the last quarter of 2005.

            On November 12, 2004,  the Company  granted  50,000  options to both
John Sharpe and David Hanlon,  members of the Company's Board of Directors,  for services  related to exploration of new business  possibilities in areas outside of New York State. The recognized expense of approximately $511,000 was recorded for the year ended December 31, 2004

            During  the year ended  December  31,  2004,  the  Company  received approximately $151,000 of proceeds from the exercising of stock options.

            The  following  table  sets forth each grant on the day of the grant using the Black Scholes option pricing model weighted  average  assumptions used for such grants:

                                            2004                     2003
                                            ----                     ----
Weighted Average Fair Value of
Options Granted                           $11.29                 $   2.59
Dividend Yield                                 0%                       0%
Expected Volatility                      97.9 to 99.7%              271.8%
Risk-free Interest Rate                  3.10 to 4.22%               3.05%
Expected Life                            3 to 10 years             5 to 10 years

            The following table summarizes  approximate stock option activity in
2004 and 2003.

                                                                                Weighted
                                                                                Average
                                   Number of            Range of             Exercise Price
                                     Shares         Exercise Price             Per Share
                                   ---------      ----------------------     ---------------
Options outstanding at
January 1, 2003                     667,000      $     4.40 to 17.49          $   16.01
Granted in 2003                     943,000      $     2.12 to 7.00           $    2.59
Exercised or expired in 2003       (127,000)     $         2.12               $    2.12
Cancelled in 2003                  (662,000)     $     4.40 to 17.49          $   16.09
                                  ---------
Options outstanding
December 31, 2003                   821,000                                        2.67

Granted in 2004                     300,000      $     8.11 to 14.25          $    6.79
Exercised in 2004                   (61,000)     $     2.12 to 8.63           $    2.48
Cancelled in 2004                   (32,000)     $     2.12 to 11.97          $    8.83
                                  ---------

Options outstanding at
December 31, 2004                 1,028,000                                   $    5.00
                                  =========

            The following table summarizes  information  regarding stock options outstanding at December 31, 2004:

                                               Weighted
                 Number of Options              Average                   Weighted
    Range of        Outstanding                Remaining                  Average                    Exercisable
    Exercise           at                    Contractual                 Exercise                       at
     Prices      December 31, 2004            Life in Years                 Price                  December 31, 2004
-------------    -----------------    --------------------------    ---------------------       ----------------------

$  2.12                581,378                    3.0                     2.12                   $     581,378
$  2.12                 86,550                    7.8                     2.12                   $      86,550
$  4.40                  5,500                    5.5                     4.40                   $       5,500
$  7.00                 75,000                    8.5                     7.00                   $      75,000
$ 11.97                 60,000                    4.3                    11.97                   $      60,000
$ 14.25                109,500                    9.4                    14.25                   $      33,333
$  8.63                 10,000                    9.7                     8.63                   $       3,333
$  8.11                100,000                    2.9                     8.11                   $     100,000
  --------     -------------------     ------------------------    ---------------------       ----------------------
$                    1,027,928                    4.6                     5.00                   $     945,094
  ========     ===================     ========================    =====================       ======================

NOTE M. INCOME TAXES

            The Company and all of its subsidiaries file a consolidated  federal income tax return. At December 31, 2004, the estimated Company's deferred income tax asset was comprised of the tax benefit  associated  with the following items based on the statutory tax rates currently in effect:

                                                   (in thousands)
           Net operating loss carry forwards        $   78,000
           Deferred income tax asset                $   31,000
               Valuation allowance                  $  (31,000)
                                                    -----------
           Deferred income tax asset, net           $      --
                                                    ===========

            The Company's  merger with CDL will limit the  Company's  ability to use its current net operating loss carry forwards, potentially increasing future tax liability. As of December 31, 2004, the Company had net operating loss carry forwards of  approximately  $78 million that expire  between 2008 and 2024.  The
Internal  Revenue  Code  allows  the  offset of these net  operating  loss carry forwards against income earned in future years,  thus reducing the tax liability in future years. The merger of the Company's operations with CDL, however,  will not permit the Company to use the entire amount of the net operating  losses due to the change in control of the Company.  A limited  amount of the net operating loss  carry-forward  may be  applied  in future  years  based upon the change of control and existing income tax laws.

NOTE N. RELATED PARTY TRANSACTIONS

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

NOTE O. COMMITMENTS AND CONTINGENCIES

            CASINO  DEVELOPMENT.  On August 19, 2004, the Seneca-Cayuga Tribe of
Oklahoma and the Company  entered into a one year agreement in which the Company agreed to provide  $35,000  per month to pay the  expenses of  establishing  the tribal gaming authority or similar organization to oversee its gaming activities and other related purposes.

            On November  14,  2004,  we agreed if  sufficient  financing  is not available in connection  with the project,  we will advance an additional  $60.0 million  to pay  legal  fees  incurred  by the  Cayuga  Nation  of New  York  in connection to their land claim,  $50 million of which would be reimbursed out of operations,  to  the  extent  available,  and  the  remainder  of  which  may be reimbursable under other agreements.

            In connection with the settlement agreement between the State of New
York and the Cayuga  Nation of New York,  on November 18, 2004,  the Company has
elected to set aside,  or otherwise  make provision for, the possible use by the
Cayuga Nation of New York of certain funds for the acquisition of land.  Through segregation of funds under the Company's  credit  facility with Bank of Scotland and certain  carve-outs on the incurrence of additional debt under the documents governing the Company's senior  convertible notes, the Company believes it is in a position  to fulfill  these  obligations.  The  Company is not  certain of the requirements  due  to  continuing  negotiations  of  the  Cayuga  Nation  casino development  project,  and there is currently a split between  tribal leaders of the Cayuga Nation of New York,  the outcome of which could  possibly lead to the termination of our proposed  project to develop a Native American casino for the
Cayuga Nation.

            CONSTRUCTION OBLIGATION.  To prepare the property at the Raceway for
the  VGM  operation,   the  Company  had  contractual  obligations  relating  to
construction of the VGM renovations of approximately $24 million. On November 9,
2004 this obligation was paid in full.

            In October  2004,  the Company,  began  construction  to replace the paddock that was previously  converted into VGM operation  floor space.  The new building  was under  construction  at  December  31,  2004 and the  Company  has contractual obligations of approximately $1.7 million.

            LITIGATION  TRUST.  On January 12, 2004, in order to better focus on
the  development  of  a  VGM  program  at  the  Raceway  and  current   business
arrangements  with the Cayuga  Nation and as a  condition  to the  consolidation transaction with CDL, all interests of the plaintiffs, including any interest of the Company, with respect to litigation against Caesars Entertainment, Inc which alleged tortuous interference with contractual and business relationships,  were transferred to a liquidating Litigation Trust. The Company agreed to provide the
Litigation Trust with a $2.5 million line of credit. For the year ended December
31, 2004, the Company  advanced  approximately  $500,000 in draws on the line of credit.  Due to the  unpredictable  nature  of the  litigation  and the  pending motions currently under review,  the Company provided for a valuation  allowance of approximately $500,000 against the receivable from the Litigation Trust.

            LEGAL PROCEEDINGS.  There are two actions pending against Monticello
Raceway   Management,   Inc.  brought  by  the  Monticello   Harness  Horsemen's
Association (the "Horsemen").  One action,  known as the "Barn Area" action, has lain basically  dormant since the Horsemen were denied a preliminary  injunction after a hearing in which the Horsemen  sought an injunction  against  Monticello
Raceway  Management,  Inc.  from  moving the  Horsemen  to  different  barns and removing  approximately  half of the  barn and  backstretch  area.  The  court's written decision on the injunction motion upheld the right of Monticello Raceway
Management, Inc. to consolidate the barn area and to determine to whom to assign stall space.

            The  second  action  against  Monticello  Raceway  Management,  Inc.
centers  around the amount of purses  paid to the  Horsemen's  purse  account by
Monticello Raceway Management,  Inc. The Horsemen allege that there has not been a proper  crediting  over the years of racing  revenues  by  Monticello  Raceway
Management,  Inc. to the Horsemen's purse account from various  simulcasting and
OTB sources, and that a portion of the Horsemen's purse account has been used by a special series racing in violation of contract  provisions  which call for the monies to be used for "overnight"  purses.  This action seeks approximately $2.0 million  in  compensatory  damages  and a similar  amount in  punitive  damages.
Monticello Raceway Management, Inc. has responded vigorously to this litigation.
However, settlement negotiations are ongoing.

            The Company's ability to participate in New York's VGM program or to help develop and manage a Native American casino in conjunction  with the Cayuga
Nation of New York could be hampered  by the  outcome of two  pending  lawsuits,
Dalton v. Pataki and Karr v.  Pataki,  that seek to enjoin the State of New York from proceeding  with the VGM program or permitting the  construction of any new
Native American casinos within the State of New York's borders.  While the trial court  dismissed both of these cases in May 2003,  the plaintiffs  have filed an appeal.  On July 7, 2004,  the Appellate  Division of the New York State Supreme
Court  affirmed the decision of lower court to uphold the  constitutionality  of the provisions of the law that authorized expanded Native American casino gaming in New York State and found  that it was  consistent  with New York and  federal laws. The Appellate  Division also ruled that the legislation  permitting  state sponsored  VGM  operations is  unconstitutional  under New York law because such legislation  provides  that a portion of the VGM  vendor  fees be  dedicated  to breeding  funds and enhancing  purses in violation of a  constitutional  mandate that such moneys be applied  exclusively to, or in aid or support of,  education in the State of New York. The Attorney  General of the State of New York filed a notice of appeal  with  respect  to this  ruling  that  automatically  stays the decision of the  appellate  court and allows the  Company to continue  operating
VGMs at the Raceway.  However,  there can be no assurance  that the State of New
York will ultimately prevail or, alternatively, that the authorizing legislation will be amended in order for it to be  constitutional.  If the appellate court's findings  are  ultimately  upheld  and the  state  legislature  fails  to  enact corrective legislation, the Company would be forced to close its VGM operations.

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

NOTE P. SUBSEQUENT EVENTS

            On January 7, 2005,  the Board of Directors  authorized the issuance of 12,640 shares of common stock in settlement of the remaining dividends on the
Series B preferred  stock for 2004. On February 16, 2005, the shares were issued to the Series B preferred shareholder.

            On January 7, 2005 the Board of  Directors  authorized  their yearly stipend  of 60,000  options to  purchase  common  stock at $8.51 per share.  The expense  associated with this grant was  approximately  $380,000,  which will be recorded in the quarter ending March 31, 2005.

            Pursuant to Item  10(a)(2) of  Regulation  S-B, as of the end of the
fiscal year ended December 31, 2004, the Company is no longer considered a small business issuer.  Accordingly,  going forward, the Company will no longer report pursuant  to  Regulation  S-B,  but will  instead  need to meet  the  disclosure requirements of Regulation S-K.

Line Of Credit

            On January 11, 2005, the Company entered into a credit facility (the
"Credit  Facility")  with Bank of Scotland (the  "Lender").  The Credit Facility provides for a $10 million  senior  secured  revolving  loan (subject to certain reserves)  that matures in two years.  To secure timely  repayment,  the Company agreed to have its wholly owned subsidiary, Monticello Raceway Management, Inc., grant  a  mortgage  over  the  Monticello  Raceway  property  and  its  material subsidiaries  guarantee its obligations  under the Credit Facility.  The Company also  agreed to pledge its equity  interests  in all of its  current  and future subsidiaries,  maintain  certain  reserves,  and grant a first priority  secured interest in all of its assets, now owned or later acquired.

            At the option of the Company,  loans under the Credit  Facility bear interest  at the rate of prime  plus 2% or Libor  plus 4%.  The  Lender has also entered into an  Intercreditor  Agreement  with The Bank of New York so that the
Lender will enjoy a first priority  position  notwithstanding  the Indenture and security  documents  entered  into  on July  26,  2004 in  connection  with  the
Company's issuance of $65 million of senior convertible notes.

NOTE Q. UNAUDITED QUARTERLY DATA (IN THOUSANDS)

                                            First        Second         Third          Fourth
                                           Quarter       Quarter       Quarter        Quarter
                                         ----------    ----------    ----------    -----------
2004
Total revenue                            $  2,511      $  2,654      $ 21,914      $ 17,796
Net loss                                   (3,653)       (4,626)       (1,533)       (2,933)
Net loss applicable to common shares       (4,029)       (5,104)       (1,921)       (3,321)
Net loss per common share, basic and
diluted                                     (0.18)        (0.19)        (0.07)        (0.13)

2003
Total revenue                               2,282         2,550         2,641         2,262
Net loss                                     (531)         (845)         (147)       (5,001)
Net loss applicable to common shares         (531)         (845)         (147)       (5,001)
Net loss per common share, basic and
diluted                                  $   (.03)     $   (.05)     $   (.01)     $   (.27)

ITEM 8.     CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING  AND
            FINANCIAL DISCLOSURE.

            Not Applicable.

ITEM 8A.    CONTROLS AND PROCEDURES.

            We maintain  disclosure controls and procedures that are designed to ensure that  information  required to be disclosed in our reports filed pursuant to the  Securities  Exchange Act of 1934,  as amended,  is recorded,  processed, summarized and reported within the time periods  specified in the Securities and
Exchange  Commission's rules and forms, and that such information is accumulated and  communicated to our management,  including our chief executive  officer and chief financial  officer,  as appropriate,  to allow timely decisions  regarding required  disclosure.  In designing and evaluating  the disclosure  controls and procedures,  management  recognizes that any controls and procedures,  no matter how well  designed  and  operated,  can provide  only  reasonable  assurance  of achieving the desired  control  objectives,  and management is required to apply its judgment in evaluating the  cost-benefit  relationship of possible  controls and procedures.

            We carry out a variety of on-going procedures, under the supervision and with the participation of management,  including our chief executive officer and chief financial  officer,  to evaluate the  effectiveness  of the design and operation of our disclosure controls and procedures. Based on the foregoing, our
chief  executive   officer  and  chief  financial  officer  concluded  that  our disclosure  controls and procedures  were effective at the reasonable  assurance level as of December 31, 2004.

            There have been no significant changes in our internal controls over financial  reporting  during our most recent fiscal  quarter that has materially affected,  or is reasonably likely to materially  affect,  our internal controls over financial reporting.

ITEM 8B.    OTHER INFORMATION.

            Not Applicable.

                                    PART III

ITEM 9.     DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

            Our directors and executive officers are as follows:

NAME                     AGE       POSITION
----                     ---       --------
David Matheson           52        Chairman of the Board(3)
David P. Hanlon          59        Vice Chairman of the Board(2)
Robert A. Berman         44        Chief Executive Officer and Director(3)
Morad Tahbaz             48        President and Director(2)
Scott A. Kaniewski       41        Chief Financial Officer and Treasurer
Thomas W. Aro            61        Chief Operating Officer
Joseph E. Bernstein      55        Director(3)
Ralph J. Bernstein       46        Director(1)
John Sharpe              62        Director(1)
Paul A. deBary           58        Director(1)
-------------

(1)  Class I Director
(2)  Class II Director
(3)  Class III Director

            In January 2004, we amended our  certificate  of  incorporation  and bylaws to create a staggered board of directors.  The amendment provided for the creation of three  classes of  directors,  as nearly  equal in size as possible.
Upon their initial  election,  Class I directors  were to hold office for a term expiring  in one year,  at the 2004  annual  meeting of  stockholders;  Class II directors  were to hold  office for a term  expiring  in two years,  at the 2005 annual meeting of stockholders;  and Class III directors were to hold office for a term  expiring in three  years,  at the 2006 annual  meeting of  stockholders.
Commencing at the 2004 annual meeting of stockholders,  the  stockholders  would elect only one class of directors  each year,  beginning with Class I directors, with each  director so elected  holding  office for a term of three  years.  The initial Class I, Class II and Class III directors were selected in January 2004, concurrently with the adoption of this amendment, and the Class I directors were all reelected at the 2004 annual stockholders meeting in May 2004.

            The  business  experience  of each or our  directors  and  executive officers is as follows:

            DAVID MATHESON is currently our chairman of the board, a position he has held since August 2003. Over the years,  David Matheson,  who is a member of the Coeur d'Alene Tribe of Coeur  d'Alene,  Idaho,  has served as Tribal Council leader, Tribal Chairman, and manager of various tribal operations.  Mr. Matheson is the chief  executive  officer of the Coeur  d'Alene  Casino & Resort Hotel in
Worley,  Idaho,  which was voted #1 casino in the  Spokesman  Reader  Review for three  consecutive  years.  Mr. Matheson was appointed by President  George H.W.
Bush as Deputy Commissioner for Indian Affairs, U.S. Department of the Interior,
a  position  he held for four  years  and  during  the  time the  Indian  Gaming
Regulatory  Act of 1988 was  being  implemented.  Mr.  Matheson  was  awarded  a
Commendation  from the Secretary of the Interior for Outstanding  Service.  More
recently,  Mr. Matheson was appointed by President  George W. Bush as an advisor to the President's Commission on Reservation Economies.  Mr. Matheson previously served as a delegate to the People's  Republic of China's Native  American Trade
Mission,   and  as  chief  executive   officer  of  Coeur  d'Alene   Development
Enterprises.  He holds an M.A. in business administration from the University of
Washington.  Over the past twenty years, he has held many esteemed positions and has received many honors for his work in  preserving  cultural  traditions,  the native language and ceremonial practices of the Coeur d'Alene Tribe. He recently published his first novel,  Red Thunder,  which  depicts the faith,  courage and dedication of the Schi'tsu'umsh Indians, now called the Coeur d'Alene Tribe.

            DAVID P.  HANLON is  currently  our vice  chairman  of the board,  a position  he has held  since  August  2003.  David P.  Hanlon  is a U.S.  gaming
industry   consultant,   including  Native  American  and  international  gaming
ventures.  He most recently served as president and chief  operating  officer of
Rio Suites  Hotel  Casino,  from 1996 to 1999,  where he guided the  corporation through a major expansion and successful return to  profitability.  From 1994 to
1995, he served as president and chief executive  officer of International  Game
Technology,  the world's leading manufacturer of microprocessor gaming machines.
From 1988 to 1993,  he served as president and chief  executive  officer of Merv
Griffin's Resorts  International,  where he completed two complex billion dollar restructurings,  while successfully selling off international  properties in the
Bahamas.  From 1984 to 1988, Mr. Hanlon served as president of Harrah's Atlantic
City (Harrah's Marina and Trump Plaza),  where he was responsible for casino and hotel operations and 9,000 employees. During his four-year leadership,  Harrah's became the most profitable operation in Atlantic City. Between 1978 to 1983, Mr.
Hanlon  served as chief  financial  officer  and  executive  vice  president  of
Caesar's World, Inc., where he was in charge of all East Coast operations. Prior to starting his career in the gaming industry,  Mr. Hanlon served as director of corporate  finance  for  Fluor  Corporation,  from  1975 to 1978.  Mr.  Hanlon's education includes a B.S. in hotel  administration from Cornell  University,  an
M.S. in accounting and an M.B.A. in finance from the Wharton School,  University of  Pennsylvania,  and an Advanced  Management  Program at the Harvard  Business
School.   Mr.   Hanlon  served  as   executive-in-residence,   School  of  Hotel
Administration, Cornell University, and is a member of various boards.

            ROBERT A.  BERMAN is  currently  our chief  executive  officer and a member of our board of directors,  and has held such  positions  since  February
2002. Mr. Berman also served as chairman of our board of directors from February
2002  through  July 2003.  As the  managing  director of  Watermark  Investments
Limited from 1994 to 2000, Mr. Berman  oversaw a number of private  partnerships investing in real estate,  technology and basic  industries.  From 1998 to 1999,
Mr. Berman was vice chairman and a director of Executone  Information Systems, a telecommunications  company. From 1995 to 1999, Mr. Berman served as chairman of the board and chief executive officer of Hospitality Worldwide Services, Inc., a hotel services company with average annual sales above $150 million.

            MORAD TAHBAZ is currently our president and a member of our board of directors. Mr. Tahbaz has been a member of our board of directors since February
2003 and our  President  since  June  2003.  Mr.  Tahbaz  serves on the board of directors of Air Methods  Corporation,  a publicly  traded company that provides air medical  emergency  transport  services  and systems  throughout  the United
States of America.  In 1983 Mr. Tahbaz joined Americas  Partners,  an investment and venture  capital firm,  at which time he became  primarily  responsible  for acquisitions.  Subsequently,  Mr.  Tahbaz  took on the added  responsibility  of developing  Americas  Tower,  a one million  square foot office  building in New
York. Mr. Tahbaz remains a partner in Americas Partners. Mr. Tahbaz holds a B.A.
in philosophy  and fine arts from Colgate  University and attended the Institute for  Architecture  and Urban  Studies in New York.  He also  holds an M.B.A.  in finance from Columbia University Graduate School of Business.

            THOMAS W. ARO is currently our chief operating  officer,  a position he has held since November 2003. Mr. Aro also served as a member of our board of directors  from 1994 through July 2003 and was our executive vice president from formation  in May 1993  through  November  2003.  Mr.  Aro also  serves as chief operating officer of our gaming subsidiaries and has over 30 years experience in the  hospitality  and gaming  industries.  Mr. Aro  received  his B.S.  from the
University of Arizona and is a certified public accountant.

            SCOTT A. KANIEWSKI is currently our chief financial officer, and has held such position since February 2002. Mr. Kaniewski also served as a member of our board of directors from February 2002 through July 2003.  From 1995 to 2000,
Mr. Kaniewski was a director of Watermark  Investments  Limited and from 1995 to
1999, Mr. Kaniewski also served as a director of Hospitality Worldwide Services,
Inc. and  president of its real estate  advisory  group from 1998 to 1999.  From
1989 to 1995, Mr. Kaniewski held several  positions with VMS Realty Partners,  a real estate  investment  and  development  company,  including vice president of hotel  investments.  Mr. Kaniewski received his B.S. from Indiana University and is a certified public accountant.

            RALPH J.  BERNSTEIN is currently a director,  a position he has held since August 2003.  Mr.  Bernstein is also a co-founder  and general  partner of
Americas  Partners,  an investment and venture capital firm, and, since 1981 has been responsible for the acquisition,  renovation,  development and financing of several  million  square feet of commercial  space.  Mr.  Bernstein  started his career in  agribusiness  with a large European  multi-national  trading and real estate  development  company,  where he was later responsible for that company's
U.S. real estate  activities.  Mr.  Bernstein  also serves as a director for Air
Methods  Corporation,  a publicly  traded  company  that  provides  air  medical emergency  transport  services  and  systems  throughout  the  United  States of
America.  He holds a Bachelor of Arts degree in economics from the University of
California at Davis.

            JOSEPH E. BERNSTEIN is currently a director,  a position he has held since August 2003.  Joseph E.  Bernstein  started his career as a corporate  tax attorney at Cahill  Gordon & Reindel  and as an  international  tax  attorney at
Rosenman & Colin. He later started his own international tax practice. Since the early 1980's,  Mr.  Bernstein  (along with his brother Ralph, and their partner,
Morad Tahbaz,  through their jointly-owned entity,  Americas Tower Partners) has been  involved in the  development  of three  million  square feet of commercial property in Manhattan,  including  Americas Tower, a 50-story office building on
Avenue of the Americas and 46th Street,  serving as US  headquarters to Israel's largest bank, Bank Hapoalim.

            PAUL A. DEBARY is currently a director, a position he has held since
April 2002. Paul A. deBary is also a managing  director at Marquette deBary Co.,
Inc., a New York based broker-dealer, where he serves as a financial advisor for state and  local  government  agencies,  public  and  private  corporations  and non-profits.  Prior to  assuming  his  current  position,  he served as managing director in the Public Finance Department of Prudential  Securities from 1994 to
1997. He was a partner in the law firm of Hawkins,  Delafield  & Wood in New
York from 1975 to 1994. Mr. deBary  received an A.B. in 1968, and an M.B.A.  and
J.D.  in 1971  from  Columbia  University.  He is a member of the  American  Bar
Association,  the New York State Bar Association,  the Association of the Bar of
the City of New York and the National Association of Bond Lawyers, and serves as a Director of the Society of Columbia  Graduates,  New  Neighborhoods,  Inc.,  a
non-profit  based in  Stamford,  Connecticut,  and the Old Blue  Rugby  Football
Foundation.

            JOHN SHARPE is  currently  a director,  a position he has held since
August 2003.  John Sharpe most recently  served as president and chief operating officer of Four Seasons Hotels & Resorts,  from which he retired in 1999,  after
23 years of service.  During his tenure at Four  Seasons,  the  world's  largest operator of luxury  hotels,  Mr. Sharpe  directed  worldwide  hotel  operations, marketing  and human  resources,  and took great  pride in helping  create  Four
Seasons'  renowned  reputation for the highest level of service in the worldwide hospitality  industry.  In 1999,  Mr.  Sharpe was bestowed  with the  "Corporate
Hotelier of the World" award by Hotels  Magazine,  Inc. Mr. Sharpe also received the "Silver Plate" award of the International  Food  Manufacturers  Association,
and the "Gold Award" of the Ontario  Hostelry  Institute.  Mr. Sharpe  graduated with a B.S. in hotel  administration  from Cornell University and is currently a trustee of the Culinary Institute of America, and chair of the Industry Advisory
Council at the Cornell  Hotel  School.  He serves on the board of  directors  of
Fairmont  Hotels & Resorts,  Toronto,  Canada and on the  advisory  board to the
Singapore   Department   of   Tourism.   Mr.   Sharpe   previously   served   as
executive-in-residence,  School  of Hotel  Administration,  Cornell  University;
chair, board of governors, Ryerson Polytechnic University, Toronto, Canada; and,
co-chair, American Hotel Foundation, Washington, D.C.

            Ralph J. Bernstein and Joseph E. Bernstein are brothers.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

            We maintain a separately  designated audit committee  established in accordance with Section  3(a)(58)(A) of the Securities  Exchange Act of 1934, as
amended.  The members of our audit committee are Paul A. deBary, David P. Hanlon and John Sharpe. Mr. deBary is its chairman.  Each member of the audit committee is  independent,  within the meaning of the National  Association  of Securities
Dealers' listing standards.  In addition,  each audit committee member satisfies the audit committee  independence standards under the Securities Exchange Act of
1934, as amended.

            Our board of directors  believes that Mr. Paul A. deBary is an audit committee financial expert, as such term is defined in Item 401(e)(2)(i)-(iv) of
Regulation S-B.

CODE OF ETHICS

            We  adopted  a code of  ethics  that is  available  on our  internet website  (www.empireresorts.com) and will be provided in print without charge to any  stockholder  who  submits a request  in  writing  to Empire  Resorts,  Inc.
Investor Relations,  Route 17B, P.O. Box 5013,  Monticello,  New York 12701. The
code of ethics  applies to each of our  directors  and  officers,  including the chief  financial  officer  and  chief  executive  officer,  and all of our other employees and the  employees of our  subsidiaries.  The code of ethics  provides that  any  waiver  of the  code of  ethics  may be made  only  by our  board  of directors.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

            Section  16(a) of the  Securities  Exchange Act of 1934, as amended, requires our executive officers and directors,  and persons who beneficially own more than ten percent of our common stock,  to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.
Executive officers, directors and greater than ten percent beneficial owners are required by Securities  and Exchange  Commission  regulations to furnish us with copies of all Section  16(a) forms they file.  Based upon a review of the copies of such forms  furnished to us and written  representations  from our  executive officers and directors,  we believe that during the year ended December 31, 2004 there were no  delinquent  filers except as follows:  David J. Matheson  filed a late  Form  4  for  a  transaction  that  occurred  on  January  30,  2004  (one transaction);  Joseph E.  Bernstein  filed a late Form 4 for a transaction  that occurred on March 23, 2004 (one  transaction);  Ralph E. Bernstein  filed a late
Form 4 for a transaction that occurred on March 23, 2004 (one transaction); Paul
A. deBary filed a late Form 4 for a transaction  that occurred on March 23, 2004
(one  transaction);  John  Sharpe  filed a late  Form 4 for a  transaction  that occurred on March 23, 2004 (one transaction); Arthur I. Sonnenblick filed a late
Form 4 for a  transaction  that  occurred on March 23,  2004 (one  transaction);
David P. Hanlon filed a late Form 4 for a transaction that occurred on March 23,
2004 (one transaction); and Thomas W. Aro filed a Form 5 on February 11, 2005 in which he  reported  an option  grant to him on May 21,  2004 that was not timely reported on a Form 4 (one transaction).

ITEM 10.    EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

            The  following  table  sets  forth all  information  concerning  the compensation  received,  for each of the last three years, for services rendered to us by Robert A. Berman who served as our chief executive  officer during 2004 and each of our other most highly compensated executive officers during the year ended December 31, 2004 whose total compensation in 2004 exceeded $100,000.
                                                                                        Securities
                                                                     Other Annual       Underlying        All Other
Name and Principal Position      Year       Salary        Bonus      Compensation         Options       Compensation
---------------------------      ----      ---------     -------     ------------     --------------    ------------

Robert A. Berman                 2004      $ 282,000       --            (1)                 --              --
   Chief Executive Officer       2003        300,000       --            (1)              298,189            --
                                 2002        263,150       --            (1)               95,016(2)         --

Morad Tahbaz                     2004      $ 286,000       --            (1)                 --              --
   President                     2003        173,000       --            (1)               17,500            --
                                 2002             --       --            (1)                 --              --

Scott A. Kaniewski               2004        188,000       --            (1)                 --              --
   Chief Financial Officer       2003        200,000       --            (1)              299,689            --
   and Treasurer                 2002        175,433       --            (1)               95,016(2)         --

Thomas W. Aro                    2004        229,000       --            (1)               50,000            --
   Chief Operating Officer       2003        210,000       --            (1)               50,000            --
                                 2002        192,000       --            (1)                5,500            --
-------------

(1)   We concluded that the aggregate  amount of perquisites  and other personal benefits,  if any,  paid did not exceed the lesser of 10% of the officer's total  annual  salary and bonus for this fiscal  year or $50,000;  so that amount is not included in the table.
(2)   In 2003,  these stock  options were  cancelled  at the  exercise  price of
      $17.49 and reissued at an exercise price of $2.12.

OPTION GRANTS TABLE FOR FISCAL 2004

            The following table contains information concerning the grant of stock options to our executive officers during the fiscal year. No stock appreciation rights were granted during the year.

                         Number of
                        Securities        Percent of Total
                        Underlying         Options/SARs            Exercise Or
                        Options/SARs     Granted to Employees      Base Price
Name                    Granted (#)         in Fiscal Year           ($/Sh)        Expiration Date
---------------        -------------     --------------------     -------------    ----------------

Thomas W. Aro             50,000                 39%                 $14.25          May 20, 2014

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

            The following table sets forth information regarding the exercise of stock options  during the last fiscal year by the named  officers in the Summary
Compensation Table above and the fiscal year-end value of unexercised options.

                                                      Number of Securities
                              Shares                      Underlying
                             Acquired                    Unexercised           Value Of Unexercised In-
                                on         Value       Options/SARs At FY-       The-Money Options/SARs
                             Exercise     Realized    End (#) Exercisable/          At FY-End ($) (1)
Name                           (#)          ($)           Unexercisable        Exercisable/Unexercisable
-------------------        -----------    ------      --------------------     -------------------------

Robert A. Berman               --           --            281,689/--                   2,544,000/--
Morad Tahbaz                   --           --             17,500/--                     158,000/--
Scott A. Kaniewski             --           --            299,698/--                   2,706,000/--
Thomas W. Aro                  --           --           68,500/25,000                   393,000/--

-------------
(1)   Assumes a fair market  value for our common  stock of $11.15,  the closing market price per share of our common stock as reported by the Nasdaq Small
      Cap Market on December 31, 2004.

EMPLOYMENT AGREEMENTS

            In January 2004, we entered into an amended and restated  employment agreement with Robert A. Berman,  providing for a base salary of $300,000, which was voluntarily reduced by 20% in October 2004. This agreement may be terminated by either party upon 30 days prior written notice. Upon termination,  Mr. Berman is entitled to his full salary during the  termination  notice  period,  expense reimbursement  and to retain all  options  previously  granted to him by us. Mr.
Berman  has  also  agreed  to  certain   confidentiality,   non-competition  and
non-solicitation provisions.

            In January 2004, we entered into an amended and restated  employment agreement  with Scott A.  Kaniewski,  providing  for a base salary of  $200,000, which was  voluntarily  reduced by 20% in October  2004.  This  agreement may be terminated by either party upon 30 days prior written notice.  Upon termination,
Mr.  Kaniewski  is  entitled to his full salary  during the  termination  notice period,  expense  reimbursement and to retain all options  previously granted to
him  by  us.  Mr.   Kaniewski  has  also  agreed  to  certain   confidentiality,
non-competition and non-solicitation provisions.

COMPENSATION OF DIRECTORS

            CASH COMPENSATION

            Each member of our board of directors  receives $20,000 per year and
$1,000 per  meeting.  Directors  that also serve on  committees  of the board of directors,  other than the audit  committee,  receive an  additional  $1,000 per committee  meeting for  non-employee  members,  with the  chairperson  receiving
$2,500 per  meeting.  With  respect  to the audit  committee,  its  non-employee chairperson  receives an additional  annual  payment of $10,000,  and each audit committee member (including the chairperson) receives $2,500 per audit committee meeting.

            STOCK COMPENSATION

            Each member of our board of  directors  receives an annual  grant of
10,000 stock options at the common  stock's then current fair market value.  All stock options granted to the members of our board of directors vest immediately.
In addition,  in recognition of special and  extraordinary  services provided by
David  Hanlon and John  Sharpe to us, on November  11,  2004,  the  compensation committee  hereby  granted  to each of  Messrs.  Sharpe  and  Hanlon  options to purchase 50,000 shares of our common stock, having a term of three (3) years and an exercise price of $8.11.  Messrs.  Hanlon and Sharpe abstained from all votes of the board of directors related to the granting of these stock options.

            SPECIAL COMMITTEE

            On  November  11,  2003,  our board of  directors  created a special committee,  comprised  solely of David  Matheson,  to assist us in obtaining all federal and state regulatory  approvals  necessary to develop a tribal casino in conjunction with the Cayuga Nation of New York. As consideration for his work on this special committee,  we agreed to issue Mr. Matheson 20,000 shares of common stock on each of January 30, 2004 and June 30, 2004. Mr. Matheson abstained from all votes of the board of  directors  related to the  creation  of this  special committee and the establishment of his compensation.

ITEM 11.    SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT AND
            RELATED STOCKHOLDER MATTERS.

            The following table sets forth certain  information known to us with respect to the beneficial  ownership of our common stock as of March 1, 2005, by
(1) all persons who are beneficial owners of 5% or more of our voting securities stock,  (2) each director,  (3) the named  officers in the Summary  Compensation
Table above, and (4) all directors and executive officers as a group.

            The information  regarding  beneficial ownership of our common stock has been  presented in accordance  with the rules of the Securities and Exchange
Commission.  Under these rules, a person may be deemed to  beneficially  own any shares of capital stock as to which such person, directly or indirectly,  has or shares voting power or investment  power,  and to beneficially own any shares of our  capital  stock as to which such  person has the right to acquire  voting or investment  power  within 60 days  through the  exercise of any stock  option or other right.  The  percentage of  beneficial  ownership as to any person as of a particular  date  is  calculated  by  dividing  (a)  (i) the  number  of  shares beneficially  owned by such  person  plus (ii) the  number of shares as to which such person has the right to acquire  voting or investment  power within 60 days by (b) the total number of shares  outstanding as of such date,  plus any shares that such  person  has the right to  acquire  from us within 60 days.  Including those shares in the tables does not,  however,  constitute an admission that the named  shareholder  is a direct or indirect  beneficial  owner of those  shares.
Unless  otherwise  indicated,  each person or entity named in the table has sole voting  power and  investment  power (or shares  that  power with that  person's spouse)  with  respect to all shares of  capital  stock  listed as owned by that person or entity.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Name and Address of Beneficial         Common Stock Beneficially    Series B Preferred Stock    Series E Preferred Stock
Owner(1)                                         Owned                 Beneficially Owned        Beneficially Owned
------------------------------         -------------------------    ------------------------    ------------------------
                                        Shares      Percentage       Shares      Percentage      Shares      Percentage
                                        ------      ----------       ------      ----------      ------      ----------
Robert A. Berman                      4,589,671(2)     17.40%          --            --            --            --

Scott A. Kaniewski                    1,005,785(3)      3.81%          --            --            --            --

Thomas W. Aro                            72,700(4)       *             --            --            --            --

Paul A. deBary                          210,913(5)       *             --            --            --            --

Morad Tahbaz                          1,301,354(6)      4.98%          --            --            --            --

David Matheson                           75,000(7)       *             --            --            --            --

John Sharpe                              87,000(8)       *             --            --            --            --

David P. Hanlon                          72,500(9)       *             --            --            --            --

Joseph E. Bernstein                    2,326,143(10)    8.90%          --            --            --            --

Ralph J. Bernstein                     2,256,243(11)    8.64%          --            --            --            --

Directors and Officers as a Group     11,999,309       44.37%          --            --            --            --

Patricia Cohen                              --           --          44,258         100%           --            --
8306 Tibet Butler Drive
Windmere, FL

Bryanston Group, Inc.                       --           --            --            --       1,551,213          89.6%
2424 Route 52Hopewell Junction, NY 12533

Stanley Tollman                             --           --            --            --         152,817           8.8%
Bryanston Group, Inc.
2424 Route 52
Hopewell Junction, NY 12533

-------------
* less than 1%

(1)   Unless otherwise indicated, the address of each stockholder, director, and executive  officer listed below is c/o Empire  Resorts,  Inc.,  Route 17B,
      P.O. Box 5013, Monticello, New York, 12701.

(2)   Includes  3,209,108  shares of common  stock  owned  directly by Robert A.
      Berman,  options that are  currently  exercisable  into 281,689  shares of common stock,  1,061,602 shares of common stock held directly by Avon Road
      Partners,  LP, with  respect to which Mr.  Berman is its general  partner,
      12,272  shares of common stock held by the Berman  Family Trust and 25,000 shares of common stock held  directly by Watertone  Holdings,  L.P.,  with respect to which BKB,  LLC is its general  partner.  Robert A. Berman owns
      82% of BKB,  LLC and is its  managing  member.  The  beneficiaries  of the
      Berman  Family Trust are Robert A.  Berman's  children.  Debbie N. Berman,
      Robert A. Berman's wife, and Philip B. Berman, Robert A. Berman's brother, are  co-trustees  of the Berman  Family  Trust and have  joint  voting and dispositive power with respect to its holdings. Robert A. Berman disclaims beneficial  ownership  of all  shares of common  stock  held by the Berman
      Family Trust.

(3)   Includes  151,118  shares  of  common  stock  owned  directly  by Scott A.
      Kaniewski,  options that are currently  exercisable into 299,689 shares of common  stock,  2,776  shares of common  stock held  directly by Watertone
      Holdings, 253,119 shares of common stock held directly by Kaniewski Family
      Limited  Partnership  and 299,083  shares of common stock held directly by
      KFP  Trust.  Through  BKB,  LLC,  15.3%  of  which  is  owned  by Scott A.
      Kaniewski,  Scott A.  Kaniewski  indirectly  holds a  general  partnership
      interest  of  .153%  of  Watertone  Holdings,   representing  an  indirect
      beneficial  ownership  interest in an  additional  38 shares of such 2,776 shares of common  stock held  directly by  Watertone  Holdings.  Kaniewski
      Family Limited  Partnership,  with respect to which Mr.  Kaniewski is a 1%
      limited  partner and the general  partner with sole voting and dispositive power, holds a 4.95% limited  partnership  interest in Watertone Holdings, representing an indirect beneficial  ownership interest in 1,238 shares of such 2,776 shares of common stock held directly by Watertone Holdings, and through  BKB,  LLC,  0.05% of which is owned by Kaniewski  Family  Limited
      Partnership,  Kaniewski  Family  Limited  Partnership  indirectly  holds a general partnership interest of .0005% of Watertone Holdings, representing an  indirect  beneficial  ownership  interest in less than 1 share of such
      2,776 shares of common stock held directly by Watertone Holdings. Scott A.
      Kaniewski disclaims beneficial ownership of all the shares of common stock owned by Kaniewski  Family Limited  Partnership for any purpose other than voting and dispositive  powers. KFP Trust, whose sole trustee is Stacey B.
      Kaniewski,  Scott A. Kaniewski's  wife, and whose sole  beneficiaries  are
      Scott A. Kaniewski's children,  holds a 6.00% limited partnership interest in  Watertone  Holdings,  representing  an indirect  beneficial  ownership interest  in 1,500  shares  of such  2,776  shares of  common  stock  held directly by Watertone  Holdings,  and through BKB, LLC,  0.05% of which is owned by KFP  Trust,  KFP Trust  indirectly  holds a  general  partnership interest  of  .0005%  of  Watertone  Holdings,  representing  an  indirect beneficial ownership interest in less than 1 share of such 2,776 shares of common  stock held  directly by  Watertone  Holdings.  Scott A.  Kaniewski disclaims  beneficial  ownership of all shares of common stock held by KFP
      Trust.

(4)   Represents  options that are currently  exercisable  into 68,500 shares of common stock and 4,200  shares of common stock held  directly by Thomas W.
      Aro.

(5)   Includes  178,318  shares of common  stock owned  directly by Paul deBary,
      12,595 shares of common stock held in an individual retirement account for
      Mr.  deBary's  benefit and options  that are  currently  exercisable  into
      20,000 shares of common stock.

(6)   Includes  1,283,854  shares of common stock owned directly by Morad Tahbaz and options that are  currently  exercisable  into 17,500 shares of common stock.

(7)   Represents  options that are currently  exercisable  into 35,000 shares of common  stock and 40,000  shares of common  stock held  directly  by David
      Matheson.

(8)   Represents  options that are currently  exercisable  into 85,000 shares of common  stock and  2,000  shares of common  stock  held  directly  by John
      Sharpe.

(9)   Represents  options that are currently  exercisable  into 72,500 shares of common stock.

(10)  Includes  2,192,643  shares of common  stock  owned  directly by Joseph E.
      Bernstein,  options that are currently  exercisable  into 35,000 shares of common stock and 98,500  shares of common stock held in the name Joseph E.
      Bernstein  on  behalf of the JB Trust,  in which Mr.  Bernstein's  mother,
      Helen Bernstein, is sole trustee and Mr. Bernstein's children are ultimate beneficiaries.

(11)  Includes  2,221,243  shares of common  stock  owned  directly  by Ralph J.
      Bernstein and options that are currently exercisable into 35,000 shares of common stock.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            On January 12, 2004,  we acquired  from the members of both Catskill
Development and Monticello Raceway Development all of the outstanding membership interests and capital stock of Monticello Raceway Management,  Monticello Casino
Management,  Monticello  Raceway  Development  and  Mohawk  Management,  LLC  in
exchange for 80.25% of our common  stock,  calculated  on a  post-consolidation,
fully  diluted  basis.   Monticello   Raceway   Management,   Monticello  Casino
Management, Monticello Raceway Development and Mohawk Management, LLC own all of
the development  and management  rights with respect to a Native American casino to be developed on 29 of the 232 acres of land in Monticello, New York now owned by Monticello Raceway Management. The principal members of Catskill Development, at the time, were (i) Americas Tower Partners,  which is controlled by Joseph E.
Bernstein,  a member of our board of directors,  Ralph J. Bernstein, a member of our board of directors and Morad Tahbaz, our president and a member of our board of directors  (ii)  Watertone  Holdings,  LP, an entity  controlled by Robert A.

Berman, our chief executive officer and a member of our board of directors,  and
Scott A. Kaniewski,  our chief financial  officer and (iii)  Monticello  Realty,
LLC, which is controlled by Maurice Dabbah,  who formerly had board  observation rights with respect to us. In addition,  the two members of  Monticello  Raceway
Development  were Americas Tower Partners and BKB, LLC, an entity  controlled by
Robert A. Berman,  Scott A.  Kaniewski  and Philip  Berman,  Robert A.  Berman's
brother  and one of our  vice  presidents.  As a  result  of  this  transaction,
Americas Tower Partners received 6,599,294 shares of our common stock, Watertone
Holdings,  LP  received  4,565,010  shares of our  common  stock and  Monticello
Realty, LLC received 5,732,261 shares of our common stock. In addition,  each of
Joseph E. Bernstein,  Ralph J. Bernstein,  Morad Tahbaz, Robert A. Berman, Scott
A. Kaniewski and Philip Berman held his respective  board and officer  positions both before and after the above described transaction.

            We, Catskill Development,  the Cayuga Nation of New York, the Cayuga
Catskill Gaming  Authority,  Robert A. Berman,  our chief executive  officer,  a member of our board of  directors  and our former  chairman,  and Morad  Tahbaz,
Catskill  Development's and our president and a member of Catskill Development's and our board of directors, are parties to a letter agreement, dated as of April
3, 2003,  as amended,  pursuant  to which we agreed to fund the Cayuga  Catskill
Gaming  Authority's  purchase  of those 29  acres  of land  subject  to the Land
Purchase  Agreement between  Monticello Raceway Management and the Cayuga Nation of New York and the development  costs of building a Class III gaming enterprise on such land.  We are to be reimbursed  for up to $10 million of these  advances from any third party construction  financing that is received and, to the extent that such third party  financing  or $10 million  cap is  insufficient  to fully reimburse us, from  distributions made to Monticello Casino Management under the
Gaming Facility Management Agreement.

            Under this letter  agreement,  we, Catskill  Development,  Robert A.
Berman and Morad Tahbaz,  together as a group,  on the one hand,  and the Cayuga
Nation of New York, on the other hand,  also agreed that for 10 years,  each may participate in the development or operation by the other of:

            o    one  or  more  hotels,   motels  or  other  similar  facilities
                 providing   overnight    accommodations   including   ancillary
                 beverage,  food,   entertainment,   commercial  and  or  retail
                 services within a 15 mile radius of the 29 acres to be acquired by the  Cayuga  Nation  of New York  under  the  Land  Purchase
                 Agreement; and

            o    any other entertainment, sports and/or retail facility within a
                 5 mile radius of those 29 acres of land.

            In each  case,  the  non-developing  party  will  have the  right to purchase up to 33.33% of the equity in the facility  being  developed,  with the purchase  price  being a pro rata share of the costs of such  facility  less any amount  advanced  by any lender for any  mortgage  or other loan  secured by the facility's  property or cash flow. The purchase price for this acquired interest must be paid in cash at the time the  interest is actually  purchased.  However, with respect to any acquired interest purchased by the Cayuga Nation of New York prior to the second anniversary of the primary gaming facility's public opening, the Cayuga Nation of New York may pay for its acquired interest by delivery of a non-recourse promissory note, payable over five years, with interest accruing on the unpaid  principal amount at the then existing prime rate. These parties have further agreed that the first hotel facility to be built that is governed by the letter  agreement  will  be  deemed  to be  the  gaming  enterprise's  preferred provider,  in that the  gaming  enterprise  shall  be  obligated  to  refer  its customers to that hotel.

            In  consideration   of  the  agreements   contained  in  the  letter
agreement,  each of the  parties  has  agreed  that for a period  ending  on the earliest of:

            o    approval by the Bureau of Indian Affairs of the  application to transfer  the 29 acres of land to the United  States of America in trust for the Cayuga Nation of New York and to use such land for Class II and Class III  gaming and by the  National  Indian
                 Gaming Commission of the Gaming Facility Management Agreement;

            o    the  termination of the Gaming  Facility  Management  Agreement because of Monticello  Casino  Management's  material breach of its obligations;

            o    the  termination  of  the  Gaming   Facility   Development  and
                 Construction    Agreement   because   of   Monticello   Raceway
                 Development's material breach of its obligations; and

            o    June 30, 2005,

each party,  respectively,  will refrain from having  discussions  regarding the development of another Class III gaming facility in Sullivan County, New York.

            Finally, under the letter agreement, we awarded the Cayuga Nation of
New York 300,000 shares of restricted  common stock,  100,000 of which vested on
April 11,  2003,  100,000 of which  vested on October 11,  2003,  and 100,000 of which vested on April 11, 2004.

            Robert A. Berman  executed a guarantee,  dated  October 29, 2003, in favor of The Berkshire Bank,  guarantying the performance of Monticello  Raceway
Management's  performance under a $3.5 million loan agreement with The Berkshire
Bank.  All  obligations  under this loan  agreement  were  satisfied  in full on
February 4, 2004.

            On  December 1, 1995,  Monticello  Raceway  Development,  our wholly owned subsidiary,  and Catskill  Development,  an entity controlled by Joseph E.
Bernstein,  Ralph J.  Bernstein,  Morad  Tahbaz,  Robert A.  Berman and Scott A.
Kaniewski, entered into a development leasing and property management agreement, pursuant to which Catskill  Development  granted Monticello Raceway  Development the  exclusive  right  for 25  years  to  develop,  lease  and  manage  Catskill
Development's former 232 acres of land in Monticello, New York.

            On  October  29,  2003,  Catskill  Development  and  our  subsidiary
Monticello  Raceway  Management entered into a 48 year ground lease with respect to those  232  acres of land in  Monticello,  New York  then  owned by  Catskill
Development and all buildings and  improvements  located on such land. Under the terms of the ground lease,  Monticello Raceway Management agreed to pay Catskill
Development $1.8 million per year, subject to annual adjustments consistent with the consumer price index, payable in equal monthly installments,  and Monticello
Raceway  Management  was given a limited  option to purchase  these 232 acres of property,  subject to the Land Purchase Agreement, for approximately $38 million in immediately  available funds. On July 26, 2004, Monticello Raceway Management exercised  this  option  and  acquired  all  232  acres  of land  from  Catskill
Development.  The purchase of these 232 acres resulted in the termination of the ground  lease and  rendered  the 1995  development  agreement  between  Catskill
Development and Monticello Raceway Development moot.

ITEM 13.    EXHIBITS

2.1         Letter  Agreement,  dated  November  12,  2004,  by and among Empire
            Resorts,  Inc., Concord Associates Limited  Partnership and Sullivan
            Resorts, LLC. (12)

3.1         Certificate of Incorporation, dated March 19, 1993. (7)

3.2         Certificate  of Amendment of  Certificate  of  Incorporation,  dated
            August 15, 1993. (7)

3.3         Certificate  of Amendment of  Certificate  of  Incorporation,  dated
            December 18, 1996. (7)

3.4         Certificate  of Amendment of  Certificate  of  Incorporation,  dated
            September 22, 1999. (7)

3.5         Certificate of Amendment of the Certificate of Incorporation,  dated
            June 13, 2001. (7)

3.6         Certificate of Amendment to the Certificate of Incorporation,  dated
            May 15, 2003. (7)

3.7         Certificate  of  Amendment  to  the  Certificate  of  Incorporation,
            January 12, 2004. (7)

3.8         Second Amended and Restated By-Laws, as of Feb. 12, 2002. (7)

3.9         Amendment No. 1 to the Second  Amended and Restated  By-Laws,  dated
            November 11, 2003. (7)

4.1         Form of Common Stock Certificate. (2)

4.2         Certificate  of  Designations,  Preferences  and  Rights of Series B
            Preferred Stock dated July 31, 1996. (7)

4.3         Certificate of Designation setting forth the Preferences, Rights and
            Limitations  of  Series B  Preferred  Stock and  Series C  Preferred
            Stock, dated May 29, 1998. (7)

4.4         Certificate of Amendment to the  Certificate of Designation  setting forth the Preferences,  Rights and Limitations of Series B Preferred
            Stock and Series C Preferred Stock, dated June 13, 2001. (7)

4.5         Certificate of Designations  setting forth the  Preferences,  Rights and Limitations of Series D Preferred Stock, dated February 7, 2000.
            (1)

4.6         Certificate of the Designations,  Powers,  Preferences and Rights of
            the Series E Preferred Stock, dated December 10, 2002. (7)

4.7         Certificate of Amendment of Certificate of the Designations, Powers,
            Preferences  and Other  Rights  and  Qualifications  of the Series E
            Preferred Stock, dated January 12, 2004. (7)

4.8         Indenture dated as of July 26, 2004 among Empire Resorts,  Inc., The
            Bank of New York and the Guarantors named therein. (11)

10.1        1998 Stock Option Plan. (3)

10.2        2004 Stock Option Plan. (8)

10.3        Recapitalization  Agreement, dated December 10, 2002, by and between
            Alpha Hospitality  Corporation,  Alpha Monticello,  Inc.,  Bryanston
            Group, Inc., Stanly Tollman, Beatrice Tollman and Monty Hundley. (4)

10.4        Promissory Note issued by Empire Resorts,  Inc. on December 10, 2002 to Societe Generale for the Principal Sum of $1,600,000. (4)

10.5        Amendment No. 1, dated as of February 28, 2003,  to promissory  note issued by Empire  Resorts,  Inc.  on  December  10,  2002 to Societe
            Generale for the principal sum of $1,600,000. (1)

10.6        Amendment  No. 2, dated as of April 14,  2003,  to  promissory  note issued by Empire  Resorts,  Inc.  on  December  10,  2002 to Societe
            Generale for the principal sum of $1,600,000. (1)

10.7        Amendment  No. 3,  dated as of June 12,  2003,  to  promissory  note issued by Empire  Resorts,  Inc.  on  December  10,  2002 to Societe
            Generale for the principal sum of $1,600,000. (1)

10.8        Land  Purchase  Agreement,  dated April 3, 2003,  between the Cayuga
            Catskill Gaming Authority and Catskill Development, L.L.C. (5)

10.9        First  Amendment to Land Purchase  Agreement,  dated April 30, 2004,
            between  the  Cayuga   Catskill   Gaming   Authority   and  Catskill
            Development, L.L.C. (1)

10.10       Shared Facilities Agreement, dated April 3, 2003, between the Cayuga
            Catskill Gaming Authority and Catskill  Development,  L.L.C.  (filed without  exhibits  or  schedules,  all of which are  available  upon request, without cost). (1)

10.11       Gaming  Facility  Management  Agreement,  dated as of April 3, 2003, among the  Cayuga  Nation of New York,  the Cayuga  Catskill  Gaming
            Authority and Monticello Casino Management, LLC. (5)

10.12       Gaming Facility Development and Construction Agreement,  dated as of
            April 3,  2003,  among the  Cayuga  Nation of New York,  the  Cayuga
            Catskill  Gaming  Authority  and  Monticello   Raceway   Development
            Company, LLC. (5)

10.13       Letter  Agreement,  dated as of April 3, 2003, among Empire Resorts,
            Inc., Catskill  Development,  L.L.C., the Cayuga Nation of New York,
            the Cayuga  Catskill  Gaming  Authority  and certain  principals  of
            Empire Resorts, Inc. and Catskill Development, L.L.C. (5)

10.14       First  Amendment  of Letter  Agreement,  dated as of April 30, 2004, between Empire Resorts,  Inc.,  Catskill  Development,  L.L.C.,  the
            Cayuga Nation of New York and the Cayuga Catskill Gaming  Authority.
            (1)

10.15       Surety  Agreement,  dated October 29, 2003,  made by Empire Resorts,
            Inc. in favor of The Berkshire Bank. (6)

10.16       Term Note,  dated  October 29, 2003,  issued by  Monticello  Raceway
            Management, Inc. to The Berkshire Bank. (6)

10.17       Leasehold  Mortgage,  Security  Agreement,  Assignment of Leases and
            Rents  and  Fixture  Filing,  dated  as  of  October  29,  2003,  by
            Monticello Raceway Management,  Inc., as mortgagor, to The Berkshire
            Bank. (6)

10.18       Loan and Security  Agreement,  dated  October 29, 2003, by and among
            Monticello Raceway Management, Inc. and The Berkshire Bank. (6)

10.19       Security  Agreement,  dated as of October 29,  2003,  by and between
            Catskill Development, L.L.C. and The Berkshire Bank. (6)

10.20       Guaranty  Agreement made and executed  October 29, 2003 by Robert A.
            Berman in favor of The Berkshire Bank. (6)

10.21       Nondisturbance and Attornment Agreement, made and entered into as of
            October 29, 2003, by and between Americas Tower Partners, Monticello
            Realty,  L.L.C.,  Monticello  Raceway  Management,   Inc.,  Catskill
            Development, L.L.C. and The Berkshire Bank. (6)

10.22       Agreement of Lease made as of the 29th day of October, 2003, between
            Catskill Development, L.L.C. and Monticello Raceway Management, Inc.
            (6)

10.23       Amendment  No. 1 dated as of January 12, 2004 to  Agreement of Lease made  as  of  the  29th  day  of  October,  2003,  between  Catskill
            Development, L.L.C. and Monticello Raceway Management, Inc. (1)

10.24       Amendment No. 2 dated as of July 26, 2004 to Agreement of Lease made as of the 29th day of October,  2003, between Catskill  Development,
            L.L.C. and Monticello Raceway Management, Inc. (1)

10.25       Termination of Agreement of Lease. (1)

10.26       Amended  and  Restated  Securities  Contribution  Agreement,   dated
            December  12,  2003,  by and among Empire  Resorts,  Inc.,  Catskill
            Development,  L.L.C.,  and  members  of both  Catskill  Development,
            L.L.C. and Monticello Raceway Development Company, LLC. (6)

10.27       Promissory Note issued by Empire Resorts, Inc. on January 9, 2004 to
            Bryanston Group, Inc. for the Principal Sum of $4,932,936.84. (1)

10.28       Promissory Note issued by Empire Resorts, Inc. on January 9, 2004 to
            Beatrice Tollman for the Principal Sum of $139,920. (1)

10.29       Assignment and Assumption Agreement, made as of January 12, 2004, by
            and  between  Catskill   Development,   L.L.C.,   Monticello  Casino
            Management, LLC, Monticello Raceway Development Company, LLC, Mohawk
            Management, LLC and Empire Resorts, Inc. (1)

10.30       Assignment and Assumption Agreement, made as of January 12, 2004, by and between New York Gaming, LLC and Alpha Monticello, Inc. (1)

10.31       Redemption  Agreement,  entered into as of January 12, 2004, between
            Catskill Development, L.L.C. and Alpha Monticello, Inc. (1)

10.32       Assignment and Assumption Agreement, made as of January 12, 2004, by and between  Catskill  Development,  L.L.C.  and  Monticello  Casino
            Management, LLC (1)

10.33       Assignment  of Limited  Liability  Company  Membership  Interests in
            Monticello Raceway Development Company, LLC, dated as of January 12,
            2004, by Americas Tower Partners to Empire Resorts, Inc. (1)

10.34       Assignment  of Limited  Liability  Company  Membership  Interests in
            Monticello Raceway Development Company, LLC, dated as of January 12,
            2004, by BKB, LLC to Empire Resorts, Inc. (1)

10.35       Assignment  of Limited  Liability  Company  Membership  Interests in
            Monticello Casino Management, LLC and Mohawk Management,  LLC, dated as of January 12,  2004,  by  Americas  Tower  Partners,  Monticello
            Realty,  L.L.C.,  Watertone  Holdings,  LP,  Fox-Hollow  Lane,  LLC,
            Shamrock Strategies, Inc. and Clifford A. Ehrlich to Empire Resorts,
            Inc. (1)

10.36       Guaranty of Lease made by Empire  Resorts,  Inc.  for the benefit of
            Catskill Development, L.L.C. dated January 12, 2004. (1)

10.37       Mortgage  Modification and Spreader  Agreement,  dated as of January
            12,  2004  between  Monticello  Raceway  Management,  Inc.  and  The
            Berkshire Bank. (1)

10.38       Amended and  Restated  Employment  Agreement  by and between  Empire
            Resorts,  Inc. and Robert A.  Berman,  dated as of January 12, 2004.
            (7)

10.39       Amended and  Restated  Employment  Agreement  by and between  Empire
            Resorts, Inc. and Scott A. Kaniewski,  dated as of January 12, 2004.
            (7)

10.40       Closing  Memorandum,  entered  into as of January 12,  2004,  by and among  Empire  Resorts,  Inc.,  Catskill  Development,  L.L.C.,  and
            members of both Catskill Development,  L.L.C. and Monticello Raceway
            Development Company, LLC. (1)

10.41       Letter   Agreement,   dated  January  12,  2004,   between  Catskill
            Development,  L.L.C. and Empire Resorts,  Inc. with respect to April
            3, 2003 Letter Agreement. (1)

10.42       Letter   Agreement,   dated  January  12,  2004,   between  Catskill
            Development,  L.L.C. and Monticello  Raceway  Management,  Inc. with respect to Shared Facilities Agreement. (1)

10.43       Declaration of Trust of the Catskill  Litigation Trust,  dated as of
            January 12,  2004,  made by  Catskill  Development,  L.L.C.,  Mohawk
            Management, LLC, Monticello Raceway Development Company, LLC, Empire
            Resorts, Inc., the trustees and Christiana Bank & Trust Company. (1)

10.44       Line of credit dated January 12, 2004 between  Empire  Resorts,  Inc and Catskill Litigation Trust. (11)

10.45       Promissory Note issued by Catskill  Litigation  Trust on January 12,
            2004 to Empire  Resorts,  Inc. for the Principal Sum of $10,000,000.
            (11)

10.46       Securities Purchase  Agreement,  dated as of January 26, 2004, among
            Empire Resorts,  Inc. and the purchasers identified on the signature pages thereto. (7)

10.47       Registration Rights Agreement,  dated as of January 26, 2004, by and among Empire Resorts, Inc. and the investors signatory thereto. (7)

10.48       Five Year Warrant issued to Jefferies & Company, Inc., dated January
            30, 2004, to purchase  250,000 shares of Common Stock at an exercise price of $7.50 per share. (7)

10.49       Registration Rights Agreement,  dated as of January 30, 2004, by and among Empire Resorts, Inc. and Jefferies & Company, Inc. (7)

10.50       Contractor Agreement dated as of January 30, 2004 between Monticello
            Raceway Management, Inc. and Fluor Enterprises, Inc. (1)

10.51       Security Agreement dated as of July 26, 2004 between Empire Resorts,
            Inc., The Bank of New York and the Guarantors named therein. (9)

10.52       Pledge Agreement dated as of July 26, 2004 Empire Resorts, Inc., The
            Bank of New York and the Guarantors named therein. (9)

10.53       Registration  Rights  Agreement  dated  as of July 26,  2004  Empire
            Resorts, Inc., the Guarantors named therein and Jefferies & Company,
            Inc. (9)

10.54       Agreement  between Empire Resorts,  Inc. and the Seneca Cayuga Tribe of Oklahoma, dated as of August 19, 2004. (10)

10.55       Contract for  construction of new paddock by and between  Monticello
            Raceway Management,  Inc. and Armistead Mechanical, Inc. dated as of
            November 11, 2004 (filed without exhibits or schedules, all of which are available upon request, without cost). (1)

10.56       Contract for  construction of new paddock by and between  Monticello
            Raceway  Management,  Inc.  and  Darlind  Construction  dated  as of
            November 11, 2004 (filed without exhibits or schedules, all of which are available upon request, without cost). (1)

10.57       Option  Agreement,  dated  November  12,  2004,  by and among Empire
            Resorts, Inc. and Concord Associates Limited Partnership. (12)

10.58       Form of Voting Agreement by and between Concord  Associates  Limited
            Partnership and Stockholder. (12)

10.59       Letter  Agreement,  effective  December  31,  2004,  between  Empire
            Resorts, Inc. and the Cayuga Nation of New York. (13)

10.60       Loan  Agreement,  dated as of January 11, 2005,  by and among Empire
            Resorts,   Inc.,   Monticello   Raceway   Management,   Inc.,  Alpha
            Monticello,  Inc., Alpha Casino Management Inc., Mohawk  Management,
            LLC,  Monticello  Raceway  Development  Company,  LLC and Monticello
            Casino Management, LLC and Bank of Scotland, as lender and as agent.
            (14)

10.61       Security Agreement, dated as of January 11, 2005, by Empire Resorts,
            Inc., Monticello Raceway Management,  Inc., Alpha Monticello,  Inc.,
            Alpha Casino Management Inc.,  Mohawk  Management,  LLC,  Monticello
            Raceway Development  Company,  LLC and Monticello Casino Management,
            LLC, in favor of Bank of Scotland. (14)

10.62       Pledge  Agreement,  dated as of January 11, 2005, by Empire Resorts,
            Inc.,  Alpha  Monticello,  Inc. and Alpha Casino  Management Inc. in
            favor of Bank of Scotland. (14)

10.63       Mortgage,  Security  Agreement,  Assignment of Leases and Rents, and
            Fixture Filing,  dated as of January 11, 2005, by Monticello Raceway
            Management, Inc., a New York corporation to Bank of Scotland. (14)

10.64       Promissory Note issued by Empire  Resorts,  Inc. on January 11, 2005 to Bank of Scotland for the Principal Sum of $10,000,000. (14)

10.65       Intercreditor Agreement,  dated as of January 11, 2005, by and among
            Bank of  Scotland,  The  Bank of New  York,  Empire  Resorts,  Inc.,
            Monticello Raceway Management,  Inc., Alpha Monticello,  Inc., Alpha
            Casino Management Inc., Mohawk Management,  LLC,  Monticello Raceway
            Development Company, LLC and Monticello Casino Management, LLC. (14)

10.66       Memorandum  of  Understanding  dated  November  14, 2004 between the
            Cayuga Nation of New York and Empire Resorts, Inc.

14.1        Code of Ethics. (7)

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

31.1        Section 302 Certification of Principal Executive Officer. (1)

31.2        Section 302 Certification of Principal Financial Officer. (1)

32.1        Section 906 Certification of Principal Executive Officer. (1)

32.2        Section 906 Certification of Principal Financial Officer. (1)

-----------------

(1)   Filed herewith.

(2)   Incorporated by reference to Empire Resorts, Inc.'s Registration Statement on Form SB-2 (File No.  33-64236),  filed with the Securities and Exchange
      Commission on June 10, 1993 and as amended on September 30, 1993,  October
      25,  1993,  November  2, 1993 and  November  4, 1993,  which  Registration
      Statement became effective  November 5, 1993. Such Registration  Statement was further amended by Post Effective Amendment filed on August 20, 1999.

(3)   Incorporated  by  reference to Empire  Resorts,  Inc.'s  Definitive  Proxy
      Statement  on  Schedule  14A,  filed  with  the  Securities  and  Exchange
      Commission on August 25, 1999.

(4)   Incorporated by reference to Empire Resorts, Inc.'s Current Report on Form
      8-K/A,  filed with the Securities and Exchange  Commission on February 10,
      2003.

(5)   Incorporated by reference to Empire Resorts, Inc.'s Current Report on Form
      8-K/A,  filed with the Securities  and Exchange  Commission on November 3,
      2003.

(6)   Incorporated by reference to Empire Resorts, Inc.'s Registration Statement on Form  S-4/A,  filed with the  Securities  and  Exchange  Commission  on
      December 12, 2003.

(7)   Incorporated  by reference to Empire  Resorts,  Inc.'s Form 10-KSB for the year ended December 31, 2003.

(8)   Incorporated  by  reference to Empire  Resorts,  Inc.'s  Definitive  Proxy
      Statement  on  Schedule  14A,  filed  with  the  Securities  and  Exchange
      Commission on April 28, 2004.

(9)   Incorporated by reference to Empire Resorts,  Inc.'s  Quarterly  Report on
      Form 10-QSB for the quarter ended June 30, 2004.

(10)  Incorporated by reference to Empire Resorts, Inc.'s Current Report on Form
      8-K, filed with the Securities and Exchange Commission on August 20, 2004.

(11)  Incorporated by reference to Empire Resorts,  Inc.'s  Quarterly  Report on
      Form 10-QSB for the quarter ended September 30, 2004.

(12)  Incorporated by reference to Empire Resorts, Inc.'s Current Report on Form
      8-K,  filed with the  Securities  and Exchange  Commission on November 18,
      2004.

(13)  Incorporated by reference to Empire Resorts, Inc.'s Current Report on Form
      8-K, filed with the Securities and Exchange Commission on January 3, 2005.

(14)  Incorporated by reference to Empire Resorts, Inc.'s Current Report on Form
      8-K,  filed with the  Securities  and Exchange  Commission  on January 14,
      2005.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

            Our principal accountant for the audit and review of our annual and quarterly financial statements, respectively, during each of the past two fiscal years was Friedman LLP. Moreover, the following table shows the fees paid or accrued by us to Friedman LLP during this period.

TYPE OF SERVICE                 2004            2003
---------------                 ----            ----
Audit Fees (1)                $248,100         $176,050
Audit-Related Fees (2)         159,051          100,059
Tax Fees (3)                    43,013           34,009
All Other Fees (4)              20,153             --
                              --------        ---------
   TOTAL                      $470,317         $310,118

(1)   Comprised of the audit of our annual  financial  statements and reviews of our quarterly financial statements.

(2)   Comprised  of services  rendered in  connection  with our capital  raising efforts,  registration  statements,  and consultations regarding financial accounting and reporting.

(3)   Comprised  of services for tax  compliance,  tax return  preparation,  tax advice, and tax planning.

(4)   Fees related to other filings with the Securities and Exchange Commission, including consents.

            In  accordance  with  the  Sarbanes-Oxley  Act of  2002,  the  Audit
Committee  established  policies  and  procedures  under  which  all  audit  and non-audit  services  performed by our principal  accountants must be approved in advance by the Audit Committee.  As provided in the  Sarbanes-Oxley Act of 2002, all  audit  and  non-audit  services  to be  provided  after May 6, 2003 must be pre-approved  by the Audit  Committee  in  accordance  with these  policies  and procedures. Based in part on consideration of the non-audit services provided by
Friedman LLP during fiscal year 2003, the Audit  Committee  determined that such non-audit services were compatible with maintaining the independence of Friedman
LLP.

                                   SIGNATURES

            In  accordance  with  Section 13 or 15(d) of the  Exchange  Act, the registrant  caused  this  report to be signed on its behalf by the  undersigned, thereunto duly authorized.

                                        EMPIRES RESORTS, INC.

                                        By: /s/ Robert A. Berman
                                            ------------------------------------
                                            Name:  Robert A. Berman
                                            Title: Chief Executive Officer
                                            Date:  March 3, 2005

                                POWER OF ATTORNEY

            Know all men by these  presents,  that each person  whose  signature appears  below hereby  constitutes  and  appoints  Robert A. Berman and Scott A.
Kaniewski  his true and lawful  attorney-in-fact  and agent,  with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form
10-KSB and to file the same,  with  exhibits  thereto,  and other  documents  in connection therewith, with the Securities and Exchange Commission, granting unto said  attorney-in-fact and agent full power and authority to do and perform each and every act and thing  requisite  and  necessary  to be done,  as fully to all intents and  purposes as he might or could do in person,  hereby  ratifying  and confirming all that said  attorney-in-fact and agent or either of them, or their or his substitute or substitutes,  may lawfully do or cause to be done by virtue hereof.

            In  accordance  with the Exchange  Act,  this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                                 DATE
---------                       -----                                 ----

/s/ Robert A. Berman      Chief Executive Officer and Director    March 3, 2005
----------------------    (Principal Executive Officer)
Robert A. Berman

                          Chief Financial Officer                 March 3, 2005
/s/ Scott A. Kaniewski    (Principal Accounting and
-----------------------   Financial Officer)
Scott A. Kaniewski

/s/ David Matheson
-----------------------   Chairman of the Board and Director      March 3, 2005
David Matheson

/s/ David P. Hanlon       Vice Chairman of the Board              March 3, 2005
----------------------    and Director
David P. Hanlon

/s/ Morad Tahbaz
----------------------    President and Director                  March 3, 2005
Morad Tahbaz

/s/ Paul A. deBary
-----------------------   Director                                March 3, 2005
Paul A. deBary

/s/ John Sharpe
-----------------------   Director                                March 3, 2005
John Sharpe

/s/ Ralph J. Bernstein
-----------------------   Director                                March 3, 2005
Ralph J. Bernstein

/s/ Joseph Bernstein
-----------------------   Director                                March 3, 2005
Joseph Bernstein

