Form 10-Q
period 2005-03-31
EMPIRE RESORTS INC
filed 2005-05-10
CIK 906780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               _________________

                                    FORM 10-Q

                               _________________

|X|   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE QUARTER ENDED MARCH 31, 2005

                                       OR

|_|   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _____________ TO _______________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months,  and (2) has been subject to such filing  requirements
for the  past 90  days.  Yes |X| No |_|

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         The number of shares  outstanding of issuer's  classes of common stock, as of May 10, 2005 was 26,102,315.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                                      INDEX

PART I                 FINANCIAL INFORMATION                            PAGE NO.
------                 ---------------------                            --------

ITEM 1.     Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations
              for the three months Ended March 31, 2005 and 2004.....     3

            Condensed Consolidated Balance Sheets as of March 31,
              2005 and December 31, 2004.............................     4

            Condensed Consolidated Statements of Cash Flows for
              the three months ended March 31, 2005 and 2004.........   5-6

            Notes to Condensed Consolidated Financial Statements ....  7-20

ITEM 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................... 20-28

ITEM 3.     Quantitative and Qualitative Disclosures about
              Market Risk............................................    29

ITEM 4.     Controls and Procedures..................................    29

PART II                        OTHER INFORMATION
-------                        -----------------

                          PART I--FINANCIAL INFORMATION
ITEM 1.--FINANCIAL STATEMENTS
                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT FOR PER SHARE DATA) (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                           MARCH 31,
                                                          -----------------------------------------------
                                                                 2005                        2004
                                                          -----------------            ------------------
REVENUES:
        Racing                                              $  2,972                     $  2,496
        Gaming                                                13,251                         --
        Food, beverage and other                                 876                           15
                                                            --------                     --------
GROSS REVENUES                                                17,099                        2,511
LESS: PROMOTIONAL ALLOWANCES                                     453                         --
                                                            --------                     --------
NET REVENUES                                                  16,646                        2,511

COSTS AND EXPENSES:
        Operating costs
        Racing                                                 2,182                        2,972
        Gaming                                                12,846                         --
        Food, beverage and other                                 741                           17
                                                            --------                     --------
        Total operating costs                                 15,769                        2,989

        Selling, general and administrative                    2,323                        2,765
        Depreciation                                             277                            6
        Amortization of deferred financing costs                 137                          244
        Interest expense, net                                    998                          160
                                                            --------                     --------
                TOTAL COSTS AND EXPENSES                      19,504                        6,164
                                                            --------                     --------
NET LOSS                                                      (2,858)                      (3,653)
                                                            --------                     --------
CUMULATIVE UNDECLARED DIVIDENDS ON PREFERRED                     388                          378
STOCK
                                                            --------                     --------
NET LOSS APPLICABLE TO COMMON SHARES                        $ (3,246)                    $ (4,031)
                                                            ========                     ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,                   26,086                       22,382
    BASIC AND DILUTED:
                                                            ========                     ========
LOSS PER COMMON SHARE, BASIC AND DILUTED                    $  (0.12)                    $  (0.18)
                                                            ========                     ========

The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.

                              EMPIRE RESORTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     MARCH 31,             DECEMBER 31,
                                                                      2005                     2004
                                                                   (UNAUDITED)              (AUDITED)
                                                                   -----------              ---------

    ASSETS
Current assets:
      Cash and cash equivalents                                    $  6,158                $  7,164
      Restricted cash                                                   113                     159
      Accounts receivable                                             1,538                   2,680
      Prepaid expenses and other current assets                         628                     874

                                                                   --------                --------
           Total current assets                                       8,437                  10,877

Property and equipment, net                                          33,235                  33,147
Advances- Tribal Gaming Authorities                                   1,250                     925
Deferred financing costs, net of accumulated
amortization of $271 in 2005 and $143 in 2004                         3,411                   3,009
Deferred development costs                                            3,890                   3,890
Gaming license and development costs                                 10,776                   8,905
                                                                   --------                --------
Total assets                                                       $ 60,999                $ 60,753
                                                                   ========                ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Revolving credit facility                                      $  4,337                $   --
    Accounts payable                                                  4,361                   3,805
    Construction costs payable                                         --                     1,447
    Accrued expenses and other current liabilities                    4,593                   5,493
                                                                   --------                --------
                                Total current liabilities            13,291                  10,745

Senior convertible notes                                             65,000                  65,000
                                                                   --------                --------
Total liabilities                                                    78,291                  75,745

Stockholders' deficit:
   Preferred stock, 5,000 shares authorized  $.01 par
   value;
   Series B, 44 issued and outstanding                                 --                      --
   Series E, $10.00 redemption value, 1,731 issued and
   outstanding                                                        6,855                   6,855
   Common stock, $.01 par value, 75,000 shares
   authorized, 26,092 and 26,080 issued and outstanding
   in 2005 and 2004, respectively                                       261                     261
   Additional paid in capital                                        15,985                  15,284
   Accumulated deficit                                              (40,393)                (37,392)
                                                                   --------                --------
           Total stockholders' deficit                              (17,292)                (14,992)

                                                                   --------                --------
Total liabilities and stockholders' deficit                        $ 60,999                $ 60,753
                                                                   ========                ========

The  accompanying  notes are an integral part of these  condensed  consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                           (UNAUDITED) (IN THOUSANDS)

                                                                              2005          2004
                                                                              ----          ----
                CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                    (2,858)     $ (3,653)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation                                                                   277             6
Amortization of deferred financing costs                                       137           244
Allowance for doubtful accounts- Advances- Litigation Trust                   --             255
Stock-based compensation                                                       559         1,098

Changes in operating assets and liabilities:
        Restricted cash                                                         46           (33)
        Accounts receivable                                                  1,141          (248)
        Prepaid expenses and other current assets                              246           (34)
        Accounts payable                                                       556        (1,189)
        Accrued expenses and other current liabilities                        (900)          180
                                                                          --------      --------

NET CASH USED IN OPERATING ACTIVITIES                                         (796)       (3,374)
                                                                          --------      --------

          CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                                         (1,812)       (1,351)
Cash acquired from acquisition                                                --              18
Advances- Litigation Trust                                                    --            (255)
Advances- Tribal Gaming Authorities                                           (325)          (85)
Gaming license and development costs                                        (1,871)         (733)
                                                                          --------      --------

NET CASH USED IN INVESTING ACTIVITIES                                       (4,008)       (2,406)
                                                                          --------      --------

          CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility                                      3,852          --
Proceeds from exercise of stock options and warrants                          --              33
Proceeds from the issuance of common stock                                    --          30,375
Deferred financing costs                                                       (54)         --
Stock issuance expenses                                                       --          (2,317)
Repayment of note payable, bank                                               --          (3,470)
                                                                          --------      --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                    3,798        24,621
                                                                          --------      --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (1,006)       18,841

CASH AND CASH EQUIVALENTS, beginning of period                               7,164         1,354
                                                                          --------      --------

CASH AND CASH EQUIVALENTS, end of period                                     6,158        20,195
                                                                          ========      ========

                                   (Continued)

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                           (UNAUDITED) (IN THOUSANDS)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the period                                       1,865       114

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Issuance of promissory note and redemption of common stock                      --       5,073
Common stock issued in settlement of preferred stock dividends                   142      --
Deferred financing costs paid with proceeds from revolving credit facility       485      --

The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

BASIS OF PRESENTATION AND GENERAL INFORMATION

            The  accompanying   unaudited   condensed   consolidated   financial
statements  have been prepared in compliance  with Rule 10-01 of regulation  S-X and  accounting  principles  generally  accepted in the United States of America
(GAAP),  as  applicable to interim  financial  information  and following  other requirements  of the  Securities  and  Exchange  Commission  (SEC)  for  interim
reporting.   Accordingly,   the  unaudited  condensed   consolidated   financial
statements do not include all of the information and footnotes normally required by accounting  principles generally accepted in the United States of America for complete  financial  statements.  In  our  opinion,  all  normal  and  recurring adjustments and accruals considered  necessary for a fair presentation have been included.  The interim results are not necessarily indicative of the results for a  full  year  and  do not  contain  information  included  in  the  our  annual consolidated  financial  statements  and notes for the year ended  December  31,
2004.  The  consolidated  balance sheet as of December 31, 2004 was derived from audited financial  statements,  but does not include all disclosures required by accounting  principles generally accepted in the United States of America. It is suggested that these financial  statements be used in conjunction with the final statements and notes thereto included in our latest annual report.

            Empire  Resorts,  Inc. (the  "Company",  "Empire",  "we",  "our", or
"us")was  organized as a Delaware  corporation on March 19, 1993, and since that time has served as a holding  company  for various  subsidiaries  engaged in the ownership, development and operation of gaming facilities. We incorporated under the name Alpha  Hospitality  Corporation and changed our name to Empire Resorts,
Inc. in May, 2003.

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

            The Unaudited Condensed Consolidated Statement of Operations for the
three  months ended March 31, 2004 include the accounts of Empire and certain of the assets and liabilities of Catskill Development,  L.L.C. ("CDL"),  which were merged effective  January 12, 2004. The operations of CDL for the period January
1, 2004 through January 11, 2004, which were not significant, have been included in the Unaudited Condensed Consolidated  Statements of Operations and Cash Flows
for the three months ended March 31, 2004.

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      REVENUE AND EXPENSE  RECOGNITION.  Revenues  represent  (i) revenues  from pari-mutuel  wagering,  (ii) the net win from video gaming machines  ("VGM") and
(iii)  food  and  beverage  sales,  net  of  promotional  allowances  and  other miscellaneous  income.  We recognize  revenues from pari-mutuel  wagering earned from live harness  racing and simulcast  signals from other tracks at the end of each racing day, before  deductions of such related  expenses as purses,  stakes and awards.  Revenues  from the VGM  operations  is the  difference  between the amount  wagered by bettors and the amount paid out to bettors and is referred to as the net win. The net win is included in the amount  recorded in the Company's consolidated financial statements as gaming revenue. We deposit the net win from the video lottery  operations  daily,  the State of New York sweeps its share of the net win from the account,  the balance is the amount allocable to purses for harness  horse  racing  and the  remainder  is our  commission  for  acting as a
Licensed Agent. We recognize incentives related to casino play and points earned in loyalty programs as a direct reduction of VGM revenue.  We recognize revenues from the VGM  operations  at the end of each day.  Operating  costs  include (i)
amounts collected by us, then paid to the New York State Lottery for the State's share of the net win,  (ii) amounts due to the Horsemen and  Breeder's for their share of the net win and (iii) amounts paid for harness  racing  purses,  stakes and awards.  Also included in operating costs are the costs  associated with the sale of food, beverage and other miscellaneous items.

            POINT LOYALTY  PROGRAM.  We currently  offer a point loyalty program for our VGM  customers  which allow them to earn  points  based on the volume of their VGM  activity.  All points  earned by customers are expensed in the period they are earned.  The  estimated  amount of points  redeemable  is recorded as a reduction of revenue and included in promotional  allowances.  In estimating the amount of the liability,  which was approximately $123,000 at March 31, 2005, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use  historical data to estimate these amounts.

            PRINCIPLES OF CONSOLIDATION.  The condensed  consolidated  financial statements include the accounts of Empire and its wholly-owned subsidiaries. All significant  inter-company  accounts  and  transactions  have  been  eliminated.
Certain prior period  balances have been  reclassified to conform to the current period presentation.

            CASH AND CASH EQUIVALENTS. Cash and cash equivalents include cash on account, demand deposits and certificates of deposit with original maturities of three months or less at acquisition.  We maintain significant cash balances with financial  institutions,  which are not covered by the Federal Deposit Insurance
Corporation. We have not incurred any losses in such accounts and believe we are not exposed to any significant  credit risk on cash.  Approximately $1.1 million of cash is held in  reserve  as a bank in  compliance  with the New  York  State
Lottery Rules and Regulations.

            RESTRICTED CASH. Under New York State Racing,  Para-Mutual  Wagering
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

            ACCOUNTS  RECEIVABLE.  Accounts receivable are reported at the gross amount  outstanding.  Management  expects to  collect  the  entire  amount  and, accordingly,  determined  that no  allowance  is  required at March 31, 2005 and
December 31, 2004. In the normal course of business, we settled wagers for other racetracks and is potentially  exposed to credit risk. These wagers are included in accounts receivable.

            PROPERTY AND  EQUIPMENT.  Property  and  equipment is stated at cost less  accumulated  depreciation.  We provide for  depreciation  on property  and equipment used by applying the straight-line method over the following estimated useful lives:

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
               Building improvements                            40 years
               Buildings                                        40 years

            DEFERRED FINANCING COSTS.  Deferred financing costs are amortized on the straight-line method over the term of the related debt.

            DEFERRED DEVELOPMENT COSTS. Deferred development costs are stated at cost. We capitalize certain costs directly related to obtaining a gaming license under a management  agreement with a federally recognized Native American Tribe.
These capitalized costs are periodically reviewed for impairment.

            GAMING LICENSE AND DEVELOPMENT  COSTS. In connection with our gaming
and  development  activities,   we  capitalize  certain  legal,   architectural,
engineering  and  environmental  study  fees,  as well as other  costs  directly related  to the  gaming  license  and  development  of the  real  estate.  These capitalized costs are periodically reviewed for impairment.

            IMPAIRMENT OF LONG-LIVED ASSETS. We periodically review the carrying value of our  long-lived  assets in relation to historical  results,  as well as management's  best  estimate  of future  trends,  events  and  overall  business climate. If such reviews indicate that the carrying value of such assets may not be recoverable,  we will then estimate the future cash flows  (undiscounted  and without interest charges). If such future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.

            LOSS PER COMMON  SHARE.  We compute basic loss per share by dividing loss to common  stockholders by the  weighted-average  common shares outstanding for the year.  Diluted  earnings per share  reflects the  potential  dilution of earnings that could occur if securities or other contracts to issue common stock were  exercised  or  converted  into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding  options and warrants is anti-dilutive with respect to losses,  they have been excluded  from our  computation  of loss per common share.  Therefore, basic and diluted  losses per common share for the three months ending March 31,
2005 and 2004 were the same.

            ADVERTISING. We expense the costs of general advertising,  promotion and marketing programs at the time the costs are incurred.  Advertising  expense was approximately $190,000 and $36,000 for the three months ended March 31, 2005 and 2004, respectively.

            INCOME TAXES. We apply the asset and liability approach to financial accounting  and  reporting  for  income  taxes.  Deferred  income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts,  based on  enacted  tax laws and  rates  for the  periods  in which the differences  are  expected  to affect  taxable  income.  We have  established  a valuation  allowance to eliminate deferred tax assets until amounts are expected to be realized.

            ESTIMATES AND ASSUMPTIONS.  The preparation of financial  statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported  amounts of assets and liabilities and disclosure of contingent  assets and liabilities at the date of the financial statements and the reported amounts of  revenues  and  expenses  during the  reporting  period.  We use  significant
estimates   including   those  related  to  customer   incentives,   bad  debts,
inventories,  estimated  useful lives for depreciable  and  amortizable  assets, valuation  reserves and estimated cash flows in assessing the  recoverability of long-lived  assets,  estimated  liabilities  for point  based  customer  loyalty programs, income taxes, contingencies and litigation.  Actual results may differ from estimates.

                STOCK-BASED  COMPENSATION.   In  December  2004,  the  Financial
Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment".
SFAS No.  123R is a  revision  of SFAS No.  123,  "Accounting  for  Stock  Based
Compensation",  and supersedes APB 25. Among other items,  SFAS 123R  eliminates the use of APB 25 and the  intrinsic  value method of  accounting,  and requires companies to recognize  the cost of employee  services  received in exchange for awards  of equity  instruments,  based on the  grant  date  fair  value of those awards,  in the financial  statements.  The  effective  date of SFAS 123R is the first reporting  period  beginning  after June 15, 2005,  which is third quarter
2005 for calendar year companies,  although early adoption is allowed.  However, on April 14, 2005, the Securities and Exchange  Commission  (SEC) announced that the effective  date of SFAS 123R will be suspended  until  January 1, 2006,  for calendar year companies.

                SFAS 123R  permits  companies  to adopt its  requirements  using either a "modified  prospective" method, or a "modified  retrospective"  method.
Under the "modified prospective" method,  compensation cost is recognized in the
financial   statements   beginning  with  the  effective  date,   based  on  the
requirements of SFAS 123R for all share-based  payments granted after that date, and based on the  requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified  retrospective"  method, the requirements are the same as under the "modified  prospective"  method,  but also permits entities to restate financial  statements of previous periods based on pro-forma disclosures made in accordance with SFAS 123.

                As of January  1, 2003,  we began  utilizing  a standard  option pricing model (i.e.,  Black-Scholes)  to measure the fair value of stock options granted to Employees and other  non-employees.  While SFAS 123R permits entities to  continue  to use  such a  model,  the  standard  also  permits  the use of a
"lattice"  model. We have not determined  which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

                SFAS 123R also  requires that the benefits  associated  with the tax  deductions  in excess of  recognized  compensation  cost be  reported  as a financing  cash flow,  rather than as an operating  cash flow as required  under current  literature.  This  requirement will reduce net operating cash flows and increase net financing  cash flows in periods after the  effective  date.  These future amounts  cannot be estimated  because they depend on, among other things, when employees exercise stock options.

            In March 2005, the SEC released Staff  Accounting  Bulletin No. 107,
"Share-Based  Payment" ("SAB 107") which provides  interpretive guidance related to the interaction  between SFAS No. 123R and certain SEC rules and regulations, as well as provide the SEC staff's views  regarding the valuation of share-based payment  arrangements  for  public  companies.  SAB  107  does  not  change  the accounting required by SFAS No. 123R.

                We expect to adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC; however, we have not yet determined which of the aforementioned  adoption methods it will use. In addition,  we have not  determined  if a change in model will  impact on our  financial  statements after adopting SFAS 123R for periods beyond 2005.

            RECLASSIFICATIONS.   Certain   prior   period   amounts   have  been
reclassified to conform to the current period presentation.

            RECENT ACCOUNTING PRONOUNCEMENTS.  In December 2004, the FASB issued
Emerging Issues Task Force ("EITF") 04-8, THE EFFECT OF CONTINGENTLY CONVERTIBLE
DEBT ON DILUTED  EARNINGS PER SHARE,  requiring  the  inclusion  of  convertible shares in diluted  EPS  regardless  of  whether  the market  price  trigger  has occurred for all periods presented.  This requirement will have an impact on the presentation  of our  consolidated  financial  statements  in future  periods of profitability.

NOTE B. PROPERTY AND EQUIPMENT

                                                               (IN THOUSANDS)
                                              March 31, 2005                      December 31,2004

Land                                              770                                  770
Land improvements                               1,481                                1,481
Buildings                                       4,583                                4,564
Building improvements                          24,360                               23,966
Vehicles                                          130                                  130
Furniture, fixtures and equipment               2,695                                2,743
                                              ---------------------------------------------

                                               34,019                               33,654

Less - Accumulated depreciation                 (784)                                (507)
                                              ---------------------------------------------

                                               33,235                               33,147
                                              =============================================

Depreciation expense was approximately $277,000 and $6,000, respectively for the three months ending March 31, 2005 and 2004.

NOTE C.  ADVANCES TO TRIBAL GAMING AUTHORITIES

            We have made payments and will continue to fund certain  expenses of both the Cayuga Nation of New York ( the "Cayuga  Nation") and the Seneca-Cayuga
Tribe of Oklahoma ( the "Seneca-Cayugas") to help cover development costs for the proposed gaming facilities and other development  projects. We agreed to provide development  assistance  of  $35,000  per  month to the  Seneca-Cayuga  Tribe of
Oklahoma,  and support  additional  professional  fees in  conjunction  with the establishment and initial  operations of tribal gaming  authorities for both the
Cayuga  Nation  and  the  Seneca-Cayuga  Tribe  of  Oklahoma  for  their  gaming operations in the State of New York. These advances are refundable under certain circumstances and are  non-interest-bearing.  The repayment of these advances is ultimately dependent upon the development of the projects.  As of March 31, 2005 and  December  31,  2004,  approximately  $1.3 and $925,  000  respectively  was advanced to both Tribal Gaming Authorities.

NOTE D.  DEFERRED DEVELOPMENT COSTS

            Under a special letter  agreement  between the Cayuga Nation and us, we are to work  exclusively  with each  other to  develop  a casino in  Sullivan
County, New York and, as an inducement to enter into the transaction, the Cayuga
Nation  received  300,000  shares of our common stock which vested over a twelve month period.  In 2003, an aggregate of 200,000 shares of common stock vested at a market  value of $10.56  and  $13.84  per  share,  respectively.  In 2004,  an additional  100,000 shares vested and  approximately  $1.5 million of additional cost was capitalized.  When the operations of the proposed casino commence,  the deferred development costs will be systematically recognized over a determinable period. These capitalized costs are periodically reviewed for impairment.

NOTE E.  GAMING LICENSE AND DEVELOPMENT COSTS

            In connection  with the  development  of real estate for  additional gaming  activities,  we have incurred  various  costs.  As of December 31, 2004,
Monticello  Raceway  Development  had  capitalized  approximately  $8.9 million.
During the three  months ended March 31, 2005,  Monticello  Raceway  Development capitalized  approximately  $1.9 million of additional costs.  Capitalized costs that are  specifically  related to either of the Native  American  projects  are refundable under certain  circumstances and are  non-interest-bearing.  When the financing  of the  relevant  operation  is  completed,  the gaming  license  and development costs will be evaluated for  refundability,  and when the operations of the proposed casino  commence the balance of our  capitalized  costs, if any, will be systematically  recognized over a determinable period. These capitalized costs are periodically reviewed for impairment.

NOTE F. SENIOR CONVERTIBLE NOTES

            The following is a brief description of our senior  convertible note issuance.  This arrangement contains financial covenants.  We were in compliance with all covenants as of March 31, 2005.

            On July 23, 2004,  we issued $65 million of 5.5% senior  convertible notes  presently  convertible  into  approximately  4.7 million shares of common stock,  subject to adjustment upon the occurrence or  non-occurrence  of certain events. The notes were issued with a maturity date of July 31, 2014. Interest is payable  semi-annually  on  January  31 and  July  31 to  the  persons  who  are registered  holders  at the close of  business  on each  January  15 and July 15 immediately preceding the applicable interest payment date.

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

            The notes can be  converted  into shares of our common  stock at any time prior to maturity, redemption or repurchase. The initial conversion rate is
72.727 shares per each $1,000 principal amount of notes,  subject to adjustment.
This conversion rate is equivalent to an initial  conversion price of $13.75 per share.  In the event that the notes  convert  prior to July 31, 2007, we will be required to make an additional  make-whole payment equal to the present value of all  remaining  scheduled  payments  of  interest  on the notes to be  converted through and including July 31, 2007, assuming for such purpose that the interest rate in effect as of the conversion date shall apply for all subsequent interest periods  through July 31, 2007. Any  make-whole  payment will be payable in cash or, at our option, in shares of our common stock at a 5% discount to the average closing  bid price of our  common  stock for the 10  trading  days  prior to the conversion date.

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

            We are  obligated to use our best efforts to cause the notes and the guarantees  to  become  secured  by a  mortgage  on our  232  acres  of  land in
Monticello, New York (with such mortgage being released with respect to the site of the Cayuga  Catskill Resort as required to transfer such site into trust with the United  States).  At March 31, 2005,  the holders of the senior  convertible note do not have the benefit of a security  interest  although we are working to obtain the necessary approvals relating to a proposed mortgage and covenants. We expect to incur and capitalize  approximately  $700,000 of additional expense to assign the mortgage to the property.

            For  the  three  months  ended  March  31,   2005,   we   recognized
approximately   $894,000  in  interest   expense   associated  with  the  senior
convertible notes.

            On July 31, 2005, the interest  payment due in association  with the senior convertible notes will be approximately $1.8 million.

NOTE G.  REVOLVING CREDIT FACILITY

    On January 11,  2005,  we entered  into a credit  facility  with the Bank of
Scotland.  The  Credit  Facility  provides  for a  $10  million  senior  secured revolving  loan  (subject to certain  reserves)  that  matures in two years.  To secure  timely  repayment,  we  agreed  to have  our  wholly  owned  subsidiary,
Monticello  Raceway  Management,  grant a mortgage over the  Monticello  Raceway property and its  material  subsidiaries  guarantee  its  obligations  under the
Credit  Facility.  We also agreed to pledge its equity  interests  in all of our current and future  subsidiaries,  maintain certain reserves,  and grant a first priority  secured  interest in all of its assets,  now owned or later  acquired.
This arrangement  contains financial  covenants.  We were in compliance with all covenants as of March 31, 2005.

            At our option,  loans under the Credit Facility bear interest at the rate of prime plus 2% or Libor plus 4%.  The  Lender  has also  entered  into an
Inter-creditor Agreement with The Bank of New York so that the Lender will enjoy a first priority position  notwithstanding  the Indenture and security documents entered into on July 26, 2004 in connection  with our issuance of $65 million of senior convertible notes.

            For  the  three  months  ended  March  31,   2005,   we   recognized
approximately $111,000 in interest expense associated with the credit facility.

NOTE H. STOCK AND STOCK OPTION TRANSACTIONS

            On  January  7,  2005,  10,000  options  were  granted  to  all  six non-employee  board members to purchase  common stock at $8.51 per share.  These options were immediately vested and expire in five years.  Compensation expenses relating to these grants  totaling  approximately  $380,000 were included in the results of operations for the three months ended March 31, 2005.

            On February 16,  2005,  we issued  12,640  shares of common stock in settlement  of all  outstanding  dividends on Series B preferred  stock from the year ending  December 31, 2004.  The 12,640 shares were valued at  approximately
$142,000 and recorded in the quarter ended March 31, 2005.

            On March 18, 2005, we issued 30,000  incentive  stock options with a strike  price of $8.26 to an  employee  that  vest over one  year.  The  expense associated with this grant was approximately  $6,000 in the quarter ending March
31, 2005.

            In 2004,  we issued  109,500  incentive  stock  options  with strike prices of $14.25 and $8.63 to various employees. The option issuances provided a variety of vesting  schedules.  The expense  associated with the 2004 grants was approximately $173,000 in the quarter ending March 31, 2005.

NOTE I. SUPPLEMENTAL GUARANTOR INFORMATION

            As discussed in Notes H and G, we have obligations to pay principal, premium,  if any, and interest under certain debt that are guaranteed on a joint and  several  basis by  substantially  all of our  operating  subsidiaries.  The guarantees are full and  unconditional  and the guarantor  subsidiaries are 100%
owned.  We have  determined  that  separate,  full  financial  statements of the guarantors,  Monticello Raceway  Management and Monticello Raceway  Development,
would not be material to  investors  and,  accordingly,  supplemental  financial information for the guarantors is presented.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)
(IN THOUSANDS)

                                                    Empire                           Non-                       Consolidated
                                                    Resorts,       Guarantor      Guarantor     Eliminating       Empire
Assets                                                Inc.       Subsidiaries   Subsidiaries      Entries       Resorts, Inc.
------                                             ---------     ------------   -------------  -------------   --------------

Cash and cash equivalents                          $      97         6,061      $    --        $    --        $   6,158
Restricted cash                                         --             113           --             --              113
Accounts receivable                                     --           1,538           --             --            1,538
Prepaid expenses and other assets                         53           575           --             --              628
Investments in subsidiaries                            5,060          --             --           (5,060)          --
Inter-Company                                        151,505          --             --         (151,505)          --
Property and equipment, net                             --          33,235           --             --           33,235
Advances- Tribal Gaming Authorities                     --           1,250           --             --            1,250
Deferred financing costs, net                          3,411          --             --             --            3,411
Deferred development costs                              --           3,890           --             --            3,890
Gaming license and development costs                    --          10,776           --             --           10,776
                                                   ---------     ---------      ---------      ---------      ---------

Total assets                                       $ 160,126     $  57,438      $    --        $(156,565)     $  60,999
                                                   =========     =========      =========      =========      =========

Liabilities and stockholders' equity (deficit)

Revolving credit facility                          $   4,337     $    --        $    --        $    --        $   4,337
Accounts payable                                       1,571         2,790           --             --            4,361
Accrued expenses and other liabilities                   830         3,763           --             --            4,593
Inter-Company                                           --          57,923         93,582       (151,505)          --
Senior convertible notes                              65,000          --             --             --           65,000
                                                   ---------     ---------      ---------      ---------      ---------
    Total liabilities                                 71,738        64,476         93,582       (151,505)        78,291

Stockholders' equity (deficit):                       88,388        (7,038)       (93,582)        (5,060)       (17,292)
                                                   ---------     ---------      ---------      ---------      ---------

Total liabilities and stockholders'
equity (deficit)                                   $ 160,126     $  57,438      $    --        $(156,565)     $  60,999
                                                   =========     =========      =========      =========      =========

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2004
(UNAUDITED)
(IN THOUSANDS)

                                                    Empire                           Non-                       Consolidated
                                                    Resorts,       Guarantor      Guarantor     Eliminating       Empire
                                                      Inc.       Subsidiaries   Subsidiaries      Entries       Resorts, Inc.
                                                   ---------     ------------   -------------  -------------   --------------

ASSETS
Cash and cash equivalents                          $   1,903     $   5,261      $    --        $    --        $   7,164
Restricted cash                                         --             159           --             --              159
Accounts receivable                                     --           2,680           --             --            2,680
Prepaid expenses and other assets                         83           791           --             --              874
Investments in subsidiaries                            5,060          --             --           (5,060)          --
Inter-company                                        147,299          --             --         (147,299)          --
Property and equipment, net                             --          33,147           --             --           33,147
Advances- Tribal Gaming Authorities                     --             925           --             --              925
Deferred financing costs, net                          3,009          --             --             --            3,009
Deferred development costs                              --           3,890           --             --            3,890
Gaming license and development costs                    --           8,905           --             --            8,905
                                                   ---------     ---------      ---------      ---------      ---------

Total Assets                                       $ 157,354     $  55,758      $    --        $(152,359)      $ 60,753
                                                   =========     =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                   $   1,392     $   2,413      $    --        $    --         $  3,805
Construction costs payable                              --           1,447           --             --            1,447
Accrued expenses and other liabilities                 1,660         3,833           --             --            5,493

Inter-company                                           --          53,717         93,582       (147,299)          --
Notes payable, less current maturities                65,000          --             --             --           65,000
                                                   ---------     ---------      ---------      ---------      ---------

Total Liabilities                                     68,052        61,410         93,582       (147,299)        75,745

Stockholders' Equity (Deficit)                        89,302        (5,652)       (93,582)        (5,060)       (14,992)
                                                   ---------     ---------      ---------      ---------      ---------
Total liabilities and stockholders'
equity (deficit)                                   $ 157,354     $  55,758      $    --        $(152,359)     $  60,753
                                                   =========     =========      =========      =========      =========

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005
(UNAUDITED)
(IN THOUSANDS)

                                            Empire                           Non-                       Consolidated
                                           Resorts,       Guarantor      Guarantor     Eliminating       Empire
                                              Inc.        Subsidiaries   Subsidiaries      Entries       Resorts, Inc.
                                           ---------     ------------   -------------  -------------   --------------
Revenues
   Racing                                   $   --        $  2,972      $     --       $         --       $  2,972
   Gaming                                       --          13,251            --                 --         13,251

   Food, beverage and other                     --             876            --                 --            876
                                            --------      --------      -----------   ----------------   ----------
Gross revenues                                  --          17,099            --                 --         17,099
Less: Promotional allowances                    --             453            --                 --            453
                                            --------      --------      -----------   ----------------   ----------
Net revenues                                    --          16,646            --                 --         16,646

Expenses:
Operating costs
   Racing                                       --           2,182            --                 --          2,182
   Gaming                                       --          12,846            --                 --         12,846

   Food, beverage and other                     --             741            --                 --            741
                                            --------      --------      -----------   ----------------   ----------
       Total operating costs                    --          15,769            --                 --         15,769
Selling, general and administrative            1,634           689            --                 --          2,323
Depreciation                                    --             277            --                 --            277
Amortization of deferred
        financing costs                          137          --              --                 --            137

Inter-company interest (income) expense       (1,300)        1,300            --                 --           --

Interest expense (income), net                  1001            (3)           --                 --            998
                                            --------      --------      -----------   ----------------   ----------

Total expenses                                 1,472        18,032            --                 --         19,504
                                            --------      --------      -----------   ----------------   ----------

Net loss                                    $ (1,472)     $ (1,386)     $     --       $         --       $ (2,858)
                                            ========      ========      ===========   ================   ==========

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)
(IN THOUSANDS)

                                               Empire                                                          Consolidated
                                              Resorts,     Guarantor     Non-Guarantor        Eliminating         Empire
                                                Inc.      Subsidiaries   Subsidiaries           Entries        Resorts, Inc.
                                             ---------    ------------   -------------       -------------     -------------

Revenues
   Racing                                      $  --        $ 2,496      $          --       $  --             $ 2,496
   Gaming                                         --           --                   --          --                --
   Food, beverage and other                       --             15                 --          --                  15
                                               -------      -------      ---------------     -------           -------
Gross revenues                                    --          2,511                 --          --               2,511
Less: Promotional allowances                      --           --                   --          --                --
                                               -------      -------      ---------------     -------           -------
Net revenues                                      --          2,511                 --          --               2,511

Expenses:
Operating costs
   Racing                                         --          2,972                 --          --               2,972
   Gaming                                         --           --                   --          --                --

   Food, beverage and other                       --             17                 --          --                  17
                                               -------      -------      ---------------     -------           -------
       Total operating costs                      --          2,989                 --          --               2,989
Selling, general and administrative              2,412          353                 --          --               2,765
  Depreciation                                       6            6
  Amortization of deferred financing costs
                                                  --            244                 --          --                 244
  Interest expense, net                             48          112                 --          --                 160
                                                                                                               -------

    Total expenses                               2,460        3,704                 --          --               6,164
                                               -------      -------      ---------------     -------           -------

                      Net loss                 $(2,460)     $(1,193)     $          --       $  --             $(3,653)
                                               =======      =======      ===============     =======           =======

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005
(UNAUDITED)
(IN THOUSANDS)

                                                           Empire                                                   Consolidated
                                                          Resorts,     Guarantor    Non-Guarantor     Eliminating     Empire
                                                           Inc.       Subsidiaries   Subsidiaries       Entries    Resorts, Inc.
                                                         ----------   ------------  --------------    -----------  --------------

Net cash provided by (used in)
operating activities                                     $(1,398)     $   602       $        --       $  --        $  (796)
                                                         -------      -------       -------------     -------      -------

Cash flows from investing activities:
  Purchases of property and
      equipment                                             --         (1,812)               --          --         (1,812)
  Advances - Tribal Gaming Authorities                      --           (325)               --          --           (325)
  Gaming license and development
      costs                                                 --         (1,871)               --          --         (1,871)
  Advances to subsidiaries                                (4,206)        --                  --         4,206         --
                                                         -------      -------      --------------     -------      -------

Net cash used in investing activities                     (4,206)      (4,008)               --         4,206       (4,008)
                                                         -------      -------      --------------     -------      -------

Cash flows from financing activities:
  Advances from Empire Resorts                              --          4,206                --        (4,206)        --
  Proceeds from revolving credit facility
                                                           3,852         --                  --          --          3,852
  Deferred financing costs                                   (54)        --                  --          --            (54)
                                                         -------      -------      --------------     -------      -------

Net cash provided by financing
      activities                                           3,798        4,206                --        (4,206)       3,798
                                                         -------      -------      --------------     -------      -------

Net increase (decrease) in cash and cash equivalents      (1,806)         800                --          --         (1,006)

Cash and cash equivalents, beginning
      of period                                            1,903        5,261                --          --          7,164
                                                         -------      -------      --------------     -------      -------

Cash and cash equivalents, end of
      period                                             $    97      $ 6,061      $         --       $  --        $ 6,158
                                                         =======      =======      ==============     =======      =======

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)
(IN THOUSANDS)

                                             Empire                                                   Consolidated
                                            Resorts,     Guarantor      Non-Guarantor     Eliminating     Empire
                                             Inc.       Subsidiaries     Subsidiaries       Entries    Resorts, Inc.
                                            ---------   ------------    --------------    -----------  --------------

Net cash used in operating activities        $   (172)     $ (3,202)     $         --       $   --        $ (3,374)
                                             --------      --------      --------------     --------      --------

Cash flows from investing activities:
  Purchases of property and
      equipment                                  --          (1,351)               --           --          (1,351)
  Cash acquired from acquisition                   18          --                  --           --              18
  Advances - Litigation Trust                    (255)         --                  --           --            (255)
  Advances - Tribal Gaming Authorities           --             (85)               --           --             (85)
  Gaming license and development
      costs                                      --            (733)               --           --            (733)
  Advances to subsidiaries                     (9,572)         --                  --          9,572          --
                                             --------      --------      --------------     --------      --------

Net cash used in investing activities          (9,809)       (2,169)               --          9,572        (2,406)
                                             --------      --------      --------------     --------      --------

Cash flows from financing activities:
  Proceeds from issuance of common stock       30,375          --                  --           --          30,375
  Proceeds from exercise of stock
      options and warrants                         33          --                  --           --              33
  Stock issuance expenses                      (2,317)         --                  --           --          (2,317)
  Advances from Empire Resorts                   --           9,572                --         (9,572)         --
  Repayment of note payable, bank                --          (3,470)               --           --          (3,470)
                                             --------      --------      --------------     --------      --------

Net cash provided by financing
      activities                               28,091         6,102                --         (9,572)       24,621
                                             --------      --------      --------------     --------      --------

Net increase in cash and cash
      equivalents                              18,110           731                --           --          18,841

Cash and cash equivalents,  beginning
      of period                                  --           1,354                --           --           1,354
                                             --------      --------      --------------     --------      --------

Cash and cash equivalents, end of
      period                                 $ 18,110      $  2,085      $         --       $   --        $ 20,195
                                             ========      ========      ==============     ========      ========

NOTE J. COMMITMENTS AND CONTINGENCIES

            CASINO  DEVELOPMENT.  On August 19, 2004, we entered into a one year agreement  with the  Seneca-Cayugas  in which we agreed to provide  $35,000  per month to pay the  expenses of  establishing  the tribal  gaming  authority  or a similar  organization  to  oversee  its  gaming  activities  and  other  related purposes. We will also provide technical assistance, payment of professional and legal consultants, and expertise relating to the settlement of the Cayuga Nation of New York and the  Seneca-Cayuga  Tribe of Oklahoma's  land claims against the
State of New York.

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

            In connection with the settlement agreement between the State of New
York and the Cayuga Nation of New York, on November 18, 2004, we elected to make provision  for,  the  possible  use by the Cayuga  Nation of New York of certain funds for the acquisition of land. Through segregation of funds under our credit facility  with Bank of Scotland  and certain  carve-outs  on the  incurrence  of additional debt under the documents  governing our senior  convertible notes, we believe we are in a position to fulfill these obligations. We are not certain of the  requirements  due to  continuing  negotiations  of the Cayuga Nation casino development project.

            On February 4, 2005,  we received a letter from the National  Indian
Gaming  Commission  informing  us that the  National  Indian  Gaming  Commission received a letter on January 27, 2005 from Clint Halftown, purportedly on behalf of the Cayuga  Nation,  stating  that all  agreements  between us and the Cayuga
Nation  expired on December 31, 2004 and that the Cayuga  Nation was  abandoning its land claim  settlement with the State of New York. As a result of this fact, the National Indian Gaming  Commission stated that it ceased reviewing the class
III gaming  management  agreement,  dated April 3, 2003, by and among the Cayuga
Nation,  the Cayuga Catskill Gaming Authority and Monticello Casino  Management,
LLC, our wholly owned subsidiary, and deemed such contract to be withdrawn. Upon receipt of this letter,  other tribal leaders of the Cayuga Nation,  through its counsel, responded to the National Indian Gaming Commission by stating that this
January 27, 2005 letter was not authorized by the Cayuga Nation's governing body and that in  December  2004 we entered  into a letter  agreement  extending  the expiration date for all agreements  between us and the Cayuga Nation , including the management  agreement  referenced in the National Indian Gaming Commission's
February 4, 2005  letter,  until June 30, 2005.  Given these  facts,  the tribal leaders requested that the National Indian Gaming Commission's  February 4, 2005
letter be rescinded and that the National Indian Gaming Commission  complete its review of the management agreement as originally submitted. On February 9, 2005, counsel for the Cayuga  Nation  further  informed  the  National  Indian  Gaming
Commission that while Clint Halftown was previously given signature authority in
August 2003 with respect to  government-to-government  relations with the United
States,  such authorization was revoked by the Cayuga Nation's governing body on
February 7, 2005. The Nation Indian Gaming  Commission has yet to issue a formal written  revocation  of its February 4, 2005 letter.  In addition,  on March 15,
2005,  Mr.  Franklin Keel,  the Director of the Eastern  Regional  Office of the
Bureau of Indian Affairs,  which was separately  reviewing agreements related to the  co-development  of a Native American casino with the Cayuga Nation that Mr.
Halftown purportedly  withdrew,  stated that it intended to honor Mr. Halftown's action as the  Bureau of Indian  Affairs  found the  evidence  "insufficient  to change the Bureau's  recognition  of Clint  Halftown as having the  authority to represent the Cayuga Nation in its dealings with the Federal  government." Until the Cayuga Nation is able to definitively remove Clint Halftown as an authorized representative  of the tribe  with  respect  to gaming  related  agreements  and convincingly  demonstrate such removal to the National Indian Gaming  Commission and Bureau of Indian Affairs, we are uncertain as to our ability to move forward in developing a Native American casino in conjunction  with the Cayuga Nation in
Monticello, New York.

            LITIGATION  TRUST.  On January 12, 2004, in order to better focus on our business plan and as a condition to the merger with CDL all of our interests with respect to litigation  against Caesars  Entertainment were transferred to a liquidating  litigation  trust. We agreed to provide the litigation trust with a
$2.5 million line of credit.

            LEGAL PROCEEDINGS. We are a party to various non-environmental legal proceedings and administrative  actions, all arising from the ordinary course of business.  Although  it is  impossible  to  predict  the  outcome  of any  legal proceeding, we believe any liability that may finally be determined with respect to such legal proceedings  should not have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE K. SUBSEQUENT EVENTS

VGM LEGISLATION

            On April  13,  2005,  New York  State  enacted a law  impacting  VGM operations that, among other things,  established a vendor's marketing allowance which is greater than that provided  under  existing New York law and eliminated the  provisions  of the prior law  mandated  that  certain  proceeds  from video lottery gaming be reinvested in the horse racing industry.  The latter provision had been deemed  unconstitutional by the New York State Supreme Court, Appellate
Division,  in a  decision  which was  reversed  by the New York  State  Court of
Appeals  subsequent  to the adoption of the  legislation.  In addition,  the law amends  the split of gross  gaming  revenues  to allow a  significantly  greater percentage to be retained by the racetracks for operating  expenses.  Our vendor
fee  previously  was  not   sufficient  to  cover  the   significant   costs  of
installation,  security,  and operation of video lottery  terminals  while still providing  a  sufficient  return  so  as  to  ensure  among  other  things  that out-of-state operators did not have a competitive advantage.

            The vendor's fee will now be based on 32% for the first $50 million,
29% for the next $100 million and 26%  thereafter of the net revenues  generated from video lottery gaming. In addition we will receive a marketing  allowance of
8% on the first 100 million of net revenues  generated  and 5%  thereafter.  Our previous fee was approximately 29% of the net revenues  generated.  We expect to continue to use a percentage of these fees for the Breeder's Association and for enhanced purses in our harness racing operation.

            On May 3, 2005, in Dalton v. Pataki and Karr v. Pataki, the New York
Court  of  Appeals   (the   highest   court  in  New  York  State)   upheld  the
constitutionality of the development of class III casinos on Indian lands in New
York State and the  installation of video lottery  terminals at certain New York
State racetracks,  including  Monticello Raceway.  Specifically,  the court held that because New York State already  permits certain forms of "class III" gaming for charitable and other special purposes, it cannot ban those types of wagering on Indian lands, and that the federal Indian Gaming  Regulatory Act preempts New
York law, which  regulates  rather than prohibits the such types of gaming.  The court then went on approve legislation permitting the establishment of up to six class III casinos on Indian land in the State of New York. With respect to video lottery terminals, the court held that legislation permitting the New York State
Division of Lottery to install  video  lottery  terminals in certain  racetracks survives  constitutional  scrutiny,  even though a percentage of the proceeds is dedicated to horse  racing and  breeding.  In this  regard,  the court held that while the New York State Constitution  permits lotteries only so long as the net proceeds are used to support education, it is up to the legislature to determine what expenses are necessary to promote the game and,  therefore,  what remaining portion  constitutes "net proceeds" that must go for educational  purposes,  and that such necessary  promotional expenses can include amounts dedicated to horse racing and breeding.

            The ruling  upholds the legality of our current VGM  operations  and proposed  projects  to  develop  and  manage  Indian  gaming  facilities  at the
Monticello Raceway and the Concord Hotel & Resort. The decision provides the
State,  Indian  tribes and the Company  assurance  that they may  lawfully  move forward to negotiate, operate and finance gaming operations in the Catskills.

SENECA-CAYUGAS

            In  April  2005,  the  Seneca-Cayugas  began  exploring  the idea of developing a Native  American  casino in Saugerties,  New York, in the county of
Ulster,  at a site  controlled  by a third  party.  We have  advised them of our concerns  in  proceeding  with  this site  rather  than of  developing  a Native
American  casino in Sullivan  County,  New York at a site we have identified and secured  control over  because of concerns  that they may not be able to achieve timely approvals for such site.  Until the tribal leaders of the  Seneca-Cayugas resolve their collective intentions, we cannot be assured of the Seneca-Cayugas'
commitment  to the  development  of a  Native  American  casino  with  us in the
Catskills.

            In  addition to the  foregoing,  on May 5, 2005 we received a letter from a law firm  purporting to represent the  Seneca-Cayugas  which stated that, following its review of certain  documentation,  the firm had concluded  that we and the  Seneca-Cayugas  do not have an  enforceable  or valid  contract for any purpose  whatsoever.  The letter  alleged that  negotiations  between us and the
Seneca-Cayugas  had  terminated  and inquired  whether we had a position that is different  from their  conclusion.  We are not  familiar  with the law firm that delivered this letter, have never had any prior dealings with it during previous negotiations with the  Seneca-Cayugas and were not provided with any information which would permit us to ascertain  who retained  this law firm,  and whether or not such person had the requisite tribal authority to engage counsel to speak on behalf of the Seneca-Cayugas in this matter. In light of this fact, and the fact that we had not received  any direct  request  from the  Seneca-Cayugas,  before drawing  any  conclusions  from this  letter  we  intend  to  pursue  additional information concerning the positions of the Seneca-Cayugas concerning the status of our  arrangements and to confer with counsel as to the positions taken in the letter.

ITEM 2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND
            RESULTS OF OPERATIONS

            The Management's  Discussion and Analysis of the Financial Condition
and  Results  of  Operations  should  be read  together  with  the  Management's
Discussion and Analysis of Financial Condition and Results of Operations and the
Consolidated  Financial  Statements  in our Annual Report on Form 10-KSB for the
fiscal year ended December 31, 2004 filed under the  Securities  Exchange Act of
1934.

FORWARD-LOOKING STATEMENTS

            This  Quarterly  Report  on  Form  10-Q  contains  statements  which constitute  forward-looking  statements within the meaning of Section 27A of the
Securities Act of 1933, as amended,  and Section 21E of the Securities  Exchange
Act of 1934, as amended.  These  forward-looking  statements generally relate to our  strategies,  plans and objectives for future  operations and are based upon management's current plans and beliefs or estimates of future results or trends.
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

            We now operate  Monticello  Raceway, a harness horse racing facility located in Monticello, New York, 90 miles Northwest of New York City and on June
30,  2004,  we began  operating  1,744  video  gaming  machines  ("VGM")  on the property. We also have agreements with the Cayuga Nation to develop and manage a
Native  American  casino  entitled the Cayuga  Catskill  Resort  adjacent to the
Raceway,  and an agreement with the  Seneca-Cayugas to develop a gaming facility in the Catskills region of New York. We anticipate acquiring through a merger in this fiscal year two additional resort properties.  Our current business plan is to develop  three resort  locations in the  Catskill  region of New York.  These locations will have multifaceted  recreation facilities and other amenities.  We have and continue to explore resort development in other geographical locations.
Additional business developments or other unforeseen events may occur, resulting in the need to raise additional funds. Any such developments would require us to obtain additional financing.

            Our management  believes,  that while there is much undeveloped land in the Catskills  region,  there are only a few sites that can have  appropriate entitlements (such as rights to water and waist water disposal), room and zoning for ancillary development and appropriate access to main highways to accommodate the volume of visitors  expected at a  successful  casino  project.  Much of the
Catskills  region  has  been  designated  as  nature  preserves  and  cannot  be developed.  One  of  few  sites  that  we  believe  is  appropriate  for  casino development is our Monticello  facility.  Another site which management believes appropriate would be the site of the former Concord Resort.

            We plan to grow and  diversify  our business  through  marketing our services to gaming and hospitality  clients,  seeking  consulting  relationships with  additional  gaming  clients and being  receptive  to  acquisitions,  joint ventures  or other  growth  opportunities  to include  ownership  of  additional development property.

            We have spent  significant  amounts of money  generated  principally through  the  issuance  of equity and debt in  connection  with our  development activities, primarily for the design, development, financing and construction of our VGM operation,  as well as the  predevelopment,  design, and negotiations of two Native American casinos.  Predevelopment  costs include expenses  associated with legal fees, accounting fees and costs relating to employees.  Some of these costs have been capitalized.  We periodically review these capitalized costs for impairment. If such review shows that the assets are impaired the carrying value will be reduced to fair value which could adversely effect the financial results in that period.

            We have  never  declared  or paid any cash  dividends  on our common stock. We currently intend to retain our earnings, if any, to finance our growth and, therefore,  do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any determination to pay dividends in the future will be at the  discretion  of our  board  of  directors  and  will  depend  upon our
financial  condition,  results  of  operations  and  capital  requirements.   In
addition,  the payment of cash dividends is restricted by financial covenants in our credit agreement with Bank of Scotland.

RACEWAY OPERATIONS AT MONTICELLO RACEWAY

            Monticello Raceway Management,  Inc. our wholly owned subsidiary, is a New York corporation that operates  Monticello Raceway, a harness horse racing facility located in Monticello, New York that includes our VGM operation.

            Monticello   Raceway   harness  horse  racing  derives  its  revenue
principally  from (i)  wagering at the Raceway on live races run at the Raceway;
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

VIDEO GAMING OPERATIONS AT MONTICELLO RACEWAY

            A VGM is an  electronic  gaming  device that allows a patron to play electronic  versions  of  various  lottery  games of chance  and is  similar  in appearance to a traditional  slot machine.  On June 30, 2004, we began operating
1,744 VGMs on 45,000  square feet of floor space at Monticello  Raceway.  The VGM operation employs approximately 300 employees.

            On April  13,  2005,  New York  State  enacted a law  impacting  VGM operations that, among other things,  established a vendor's marketing allowance which is greater than that provided  under  existing New York law and eliminated the  provisions  of the prior law  mandated  that  certain  proceeds  from video lottery gaming be reinvested in the horse racing industry.  The latter provision had been deemed  unconstitutional by the New York State Supreme Court, Appellate
Division,  in a  decision  which was  reversed  by the New York  State  Court of
Appeals  subsequent  to the adoption of the  legislation.  In addition,  the law amends  the split of gross  gaming  revenues  to allow a  significantly  greater percentage to be retained by the racetracks for operating  expenses.  Our vendor
fee  previously  was  not   sufficient  to  cover  the   significant   costs  of
installation,  security,  and operation of video lottery  terminals  while still providing  a  sufficient  return  so  as  to  ensure  among  other  things  that out-of-state operators did not have a competitive advantage.

            The vendor's fee will now be based on 32% for the first $50 million,
29% for the next $100 million and 26%  thereafter of the net revenues  generated from video lottery gaming. In addition we will receive a marketing  allowance of
8% on the first 100 million of net revenues  generated  and 5%  thereafter.  Our previous fee was approximately 29% of the net revenues  generated.  We expect to continue to use a percentage of these fees for the Breeder's Association and for enhanced purses in our harness racing operation.

CAYUGA CATSKILL RESORT DEVELOPMENT

            On April 3, 2003,  Monticello Casino  Management,  the Cayuga Nation
and the Cayuga  Catskill  Gaming  Authority,  an  instrumentality  of the Cayuga
Nation formed to develop and conduct gaming operations signed an initial form of gaming facility  management  agreement.  The agreement provides for us to supply technical  and  financial  assistance  to the Cayuga  Nation and to serve as its exclusive  partner in the development,  construction,  financing,  operation and management of the proposed  casino in Monticello,  New York.  This agreement was extended in January 2005 to June 30, 2005. Our agreements with the Cayuga Nation were entered into through our principal subsidiaries.

            There are  significant  preconditions  that must be met  before  the
Cayuga  Nation  can  operate  gaming  at  the  Cayuga  Catskill  Resort.  First, legislation must be passed by the New York State  legislature.  Second,  similar legislation  must be passed by the United States Congress.  Third,  title to the proposed 29-acre site must be transferred to the United States and accepted into trust for the benefit of the Cayuga Nation. Fourth, the Cayuga Nation must enter into a Class III gaming  compact  with the State of New York.  The  negotiations between the interested parties are complex and we anticipate the final Agreement of  Settlement  and  Compromise  to cause  changes to our in initial form of the gaming facility management agreement.

            On February 4, 2005,  we received a letter from the National  Indian
Gaming  Commission  informing  us that the  National  Indian  Gaming  Commission received a letter on January 27, 2005 from Clint Halftown, purportedly on behalf of the Cayuga  Nation,  stating  that all  agreements  between us and the Cayuga
Nation  expired on December 31, 2004 and that the Cayuga  Nation was  abandoning its land claim  settlement with the State of New York. As a result of this fact, the National Indian Gaming  Commission stated that it ceased reviewing the class
III gaming  management  agreement,  dated April 3, 2003, by and among the Cayuga
Nation,  the Cayuga Catskill Gaming Authority and Monticello Casino  Management,
LLC, our wholly owned subsidiary, and deemed such contract to be withdrawn. Upon receipt of this letter,  other tribal leaders of the Cayuga Nation,  through its counsel, responded to the National Indian Gaming Commission by stating that this
January 27, 2005 letter was not authorized by the Cayuga Nation's governing body and that in  December  2004 we entered  into a letter  agreement  extending  the expiration date for all agreements  between us and the Cayuga Nation,  including the management  agreement  referenced in the National Indian Gaming Commission's
February 4, 2005  letter,  until June 30, 2005.  Given these  facts,  the tribal leaders requested that the National Indian Gaming Commission's  February 4, 2005
letter be rescinded and that the National Indian Gaming Commission  complete its review of the management agreement as originally submitted. On February 9, 2005, counsel for the Cayuga  Nation  further  informed  the  National  Indian  Gaming
Commission that while Clint Halftown was previously given signature authority in
August 2003 with respect to  government-to-government  relations with the United
States,  such authorization was revoked by the Cayuga Nation's governing body on
February 7, 2005. The Nation Indian Gaming  Commission has yet to issue a formal written  revocation  of its February 4, 2005 letter.  In addition,  on March 15,
2005,  Mr.  Franklin Keel,  the Director of the Eastern  Regional  Office of the
Bureau of Indian Affairs,  which was separately  reviewing agreements related to the  co-development  of a Native American casino with the Cayuga Nation that Mr.
Halftown purportedly  withdrew,  stated that it intended to honor Mr. Halftown's action as the  Bureau of Indian  Affairs  found the  evidence  "insufficient  to change the Bureau's  recognition  of Clint  Halftown as having the  authority to represent the Cayuga Nation in its dealings with the Federal  government." Until the Cayuga Nation is able to definitively remove Clint Halftown as an authorized representative  of the tribe  with  respect  to gaming  related  agreements  and convincingly  demonstrate such removal to the National Indian Gaming  Commission and Bureau of Indian Affairs, we are uncertain as to our ability to move forward in developing a Native American casino in conjunction  with the Cayuga Nation in
Monticello, New York.

SENECA-CAYUGA CASINO DEVELOPMENT OPERATIONS

            GENERAL

            On August 19,  2004,  we entered  into a letter  agreement  with the
Seneca-Cayugas,  to develop a gaming  facility  in the  Catskills  region of New
York. The agreement provides for us to supply technical and financial assistance to the  Seneca-Cayugas and to serve as its exclusive partner in the development, construction,  financing,  operation and management of the proposed casino.  The agreement is for a term of one year and became effective immediately.  We are to provide  development  assistance of $35,000 per month to the  Seneca-Cayugas  in connection  with the  establishment  and initial  operations  of a tribal gaming authority  for New York gaming  operations  and  monetary  assistance  for other professional services relating to the project. In addition, we will also provide funding for professional services,  technical assistance and support relating to the settlement of its land claim against the State of New York.

            The  agreement  calls for the  Seneca-Cayugas  and us to  separately enter into a management and  development  agreement for the project through good faith  negotiations  and submit the  management  agreement  for  approval to the
National Indian Gaming Commission. All of the provisions of the above agreements relating to the  management  of the casino are subject to review and approval by the National Indian Gaming Commission prior to becoming effective.  Pending such approval  and as a result of such  review,  such  provisions  may be  amended or supplemented by the parties.

            There are significant  preconditions  similar to the requirements of the Cayuga Nation that must be met before the Seneca-Cayugas can operate a Class
III gaming facility in Sullivan County,  New York. The negotiations  between the interested  parties  are  complex  and we  anticipate  the  final  Agreement  of
Settlement and Compromise to cause changes to our initial form of the management and development agreement.

            RECENT DEVELOPMENTS

            In  April  2005,  the  Seneca-Cayugas  began  exploring  the idea of developing a Native  American  casino in Saugerties,  New York, in the county of
Ulster,  at a site  controlled  by a third  party.  We have  advised them of our concerns  in  proceeding  with  this site  rather  than of  developing  a Native
American  casino in Sullivan  County,  New York at a site we have identified and secured  control over  because of concerns  that they may not be able to achieve timely approvals for such site.  Until the tribal leaders of the  Seneca-Cayugas resolve their collective intentions, we cannot be assured of the Seneca-Cayugas'
commitment  to the  development  of a  Native  American  casino  with  us in the
Catskills.

            In  addition to the  foregoing,  on May 5, 2005 we received a letter from a law firm  purporting to represent the  Seneca-Cayugas  which stated that, following its review of certain  documentation,  the firm had concluded  that we and the  Seneca-Cayugas  do not have an  enforceable  or valid  contract for any purpose  whatsoever.  The letter  alleged that  negotiations  between us and the
Seneca-Cayugas  had  terminated  and inquired  whether we had a position that is different  from their  conclusion.  We are not  familiar  with the law firm that delivered this letter, have never had any prior dealings with it during previous negotiations with the  Seneca-Cayugas and were not provided with any information which would permit us to ascertain  who retained  this law firm,  and whether or not such person had the requisite tribal authority to engage counsel to speak on behalf of the Seneca-Cayugas in this matter. In light of this fact, and the fact that we had not received  any direct  request  from the  Seneca-Cayugas,  before drawing  any  conclusions  from this  letter  we  intend  to  pursue  additional information concerning the positions of the Seneca-Cayugas concerning the status of our  arrangements and to confer with counsel as to the positions taken in the letter.

PROPOSED CONCORD AND GROSSINGER LAND ACQUISITION

            On March 3, 2005,  we entered into an  Agreement  and Plan of Merger and Contribution with Concord Associates Limited  Partnership  ("Concord"),  and
Sullivan  Resorts,  LLC  ("Sullivan")  (the  "Merger  Agreement").   The  Merger
Agreement  amends and  supersedes  the November 12, 2004 letter  agreement.  The acquisition  is  expected  to allow us to  obtain  additional  casino  and hotel development sites, totaling over 1,200 acres of land.  Grossinger's Resort Hotel and Golf Course,  consists of  approximately  582 acres of land,  various unused hotel buildings, golf course and related facilities.  The Concord Hotel consists of approximately 163 acres of land, unused hotel buildings,  the Challenger golf course and  related  facilities.  The Concord  Resort and Golf Club,  leases the
International  golf course until the  property is  appropriately  subdivided  at which point Concord will convey fee title for no additional  consideration,  the ground lease for the Monster golf course,  a club house, and lodging and support facilities

            If  the  transactions  contemplated  by  the  merger  agreement  are completed, in exchange for each share of Empire common stock owned, holders will receive one share of New Empire  common  stock and in exchange for each share of
Empire  Class B or Class E preferred  stock,  holders  will receive one share of preferred stock in New Empire having  equivalent terms to the Class B or Class E preferred stock respectively. For the contribution to New Empire of certain real estate  assets,  Concord will  receive  approximately  18 million  shares of New
Empire common stock, which will constitute approximately 40% of the total number of issued  and  outstanding  shares of the New  Empire  common  stock on a fully diluted  basis,  and  New  Empire  will  assume  or  otherwise  satisfy  certain indebtedness  and liabilities not to exceed $30 million.  Prior to executing the
Merger  Agreement,  we formed two new  subsidiaries,  New Empire and Merger Sub.
Merger Sub will  merge with and into our  company,  with our  company  being the surviving corporation.

            We will hold a special  meeting of stockholders to consider and vote on the  transactions.  We  have  started  the  necessary  preparations  for  the transaction and have expended capital resources to comply with both internal and external  requirements  and the  covenants  of the  agreement.  The  transaction contemplated  by the  Merger  Agreement  is  intended  to  qualify as a tax-free exchange pursuant to the Internal Revenue Code of 1986, as amended.

            Robert  Berman,  a  member  of our  board  of  directors  and  chief executive officer of Empire, Scott Kaniewski, Chief Financial Officer of Empire,
Morad Tahbaz,  President of Empire,  Ralph  Bernstein,  a member of our board of directors,  Joseph Bernstein, a member of our board of directors, and certain of their affiliates,  beneficially owning  approximately 40% of the voting power of our common  stock as of the date of the merger  agreement,  have  entered into a voting agreement. Under the voting agreement, Messrs. Berman, Kaniewski, Tahbaz,
Bernstein,  and  Bernstein,  and  certain of their  affiliates  have  granted to
Concord an irrevocable  proxy to vote all of their shares of our common stock in favor of approval  and  adoption  of the merger  agreement  and  approval of the transactions  contemplated  by the merger  agreement and against any alternative business  combination  proposal or any other action,  proposal,  transaction  or agreement  that would  result in the breach of any of our  obligation  under the merger agreement or of any of their obligations under the voting agreement.

            We anticipate  the  transactions  provided for in this  agreement to close in the  late  third or  early  forth  quarter  of  fiscal  year  2005.  We anticipate restructuring debt associated with the merger prior to the closing.

MONTICELLO RACEWAY DEVELOPMENT

            Monticello  Raceway  Development  is a New  York  limited  liability company with the exclusive right to design,  engineer,  develop,  construct, and furnish a Class III  Gaming  facility  that will be  developed  on 29 of the 232 acres of land at the Monticello Raceway in Monticello, New York.

            Monticello  Raceway  Development,  in connection with its gaming and development activities,  capitalizes certain legal,  architectural,  engineering and environmental  study fees, as well as other costs including  salaries of key personnel,  directly  related to the gaming license and  development of the real estate.  During  the three  months  ended  March 31,  2005 and 2004,  Monticello
Raceway  Development  capitalized   approximately  $2.2  million  and  $818,000,
respectively of additional costs associated with advances and casino development projects.  Capitalized  costs  that are  specifically  related  to either of the
Native  American  projects are refundable  under certain  circumstances  and are non-interest-bearing.  When the financing of the relevant operation is completed the gaming  license and  development  costs will be evaluated for refund ability and when the  operations  of a proposed  casino  commence the  balance,  if any, systematically  recognized over a determinable  period.  These capitalized costs are  periodically  reviewed  for  impairment.  Should the Cayuga  Nation fail to negotiate a Compact  with the State of New York by June 30, 2005 and the parties fail to agree to extend the agreements we will write off the costs  specifically related to the Cayuga Catskill  Resort.  At March 31, 2005,  Monticello  Raceway
Development employed four full-time employees.

            We believe that either of the  management  contracts with the Cayuga
Nation of New York or the agreements with the  Seneca-Cayuga  Tribe of Oklahoma, with all appropriate  approvals,  will generate net revenue in the first year of the development contract. In addition, most of the costs that are capitalized at
March 31, 2005 will be  reimbursed  through  provisions  of the  contracts  with development  capital raised by our Native  American  partners.  We are currently evaluating the available deferred tax asset to utilize when this revenue becomes realizable.

COMPETITION

            We believe that the Raceway and Cayuga  Catskill Resort are uniquely situated to be successful  as the site for enhanced  gaming  operations,  as the site is less than 90 miles northwest of New York City,  making it a shorter trip from the nation's most populous  metropolitan  area than either Atlantic City or any  regional  Native  American  casino,  including  Foxwoods and Mohegan Sun in
Connecticut.  There are  approximately one million adults living within 50 miles of the Raceway and approximately  18.4 million adults living within 100 miles of the Raceway  with an average  household  income of  approximately  $76,000.  The
Raceway is  directly  adjacent  to Highway  17, has highly  visible  signage and convenient  access  and is less than 1,000  feet from the  highway.  There is no direct  competition at this time for our VGM  operations  within 85 miles of the
Raceway.  However,  on July 4,  2004,  the State of  Pennsylvania  enacted a law allowing for the operation of up to 61,000 slot  machines at 14 gambling  halls, including seven racetracks,  five stand-alone parlors, and two resorts. Pursuant to this new law, slot machine  facilities  could be developed within 30 miles of the Raceway that compete directly with our VGM operation.  Furthermore,  while a number of  prospective  competitors  have  expressed  interest in sponsoring the development of another Native American casino in the Monticello,  New York area, we believe that each of them is at a competitive  disadvantage  given our site's ease of access, our ability to offer horse racing and VGM in addition to regular casino  gambling,  and our  belief  that we and our  partners  are  considerably further along in the regulatory approval process than any other competitor.

            A  number  of  states  are  currently  considering  or  implementing legislation  to  legalize  or expand  gaming.  Such  legislation  presents  both potential  opportunities  to establish new properties and potential  competitive threats to business at our existing property (such as Pennsylvania).  The timing and occurrence of these events remain uncertain.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

            The  following  is a brief  discussion  of the  critical  accounting policies  used  in  the  preparation  of  our  financial  statements,  including accounting  policies and methods used by us, which require subjective  judgments and  are  considered  very  important  to the  understanding  of  our  financial condition.

            The significant  accounting estimates inherent in the preparation of
our  financial   statements  include  estimates   associated  with  management's
evaluation of the recoverability of gaming related  capitalized costs,  accounts receivable and advances to tribal gaming authorities.

            In December 2004, the Financial  Accounting Standards Board ("FASB")
issued SFAS 123R (revised  December  2004),  "Share-Based  Payment" , which is a revision of SFAS 123, "Accounting for Stock-Based  Compensation," and supersedes
APB Opinion No. 25,  "Accounting for Stock Issued to Employees."  This statement requires that the fair value at the grant date  resulting  from all  share-based payment transactions be recognized in the financial  statements.  Further,  SFAS
123R  requires  entities  to apply a  fair-value  based  measurement  method  in accounting  for these  transactions.  This value is  recorded  over the  vesting period. Effective January 1, 2003 we adopted this standard and are reporting the fair  value  recognition  provisions  on a  prospective  basis.  Recognition  of expenses  associated  with the issuance of options has had a material  effect on operating results in past periods and will have a material effect in the periods that options are issued in the future.

            In  December  2004,  the FASB  issued  Emerging  Issues  Task  Force
("EITF") 04-8, THE EFFECT OF CONTINGENTLY  CONVERTIBLE  DEBT ON DILUTED EARNINGS
PER  SHARE,  requiring  the  inclusion  of  convertible  shares in  diluted  EPS regardless  of whether the market  price  trigger has  occurred  for all periods presented.  This  requirement  will have an impact  on the  presentation  of our consolidated financial statements in future periods of profitability.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

    Our  operations  during the three  months ended March 31, 2005 and 2004 were not similar due to the commencement of new the VGM operations on June 30, 2004.

    REVENUES. Net revenues increased approximately $14.1 million for the quarter ended March 31, 2005.  The increase was due to the VGM  operations  that started
June 30, 2004.

    OPERATING COSTS.  Operating costs increased  approximately $12.8 million for the quarter ended March 31, 2005 due to operating costs  associated with the VGM operations.

    SELLING,  GENERAL AND  ADMINISTRATIVE.  Selling,  General and Administrative
expenses  decreased  approximately  $442,000 in the first quarter of 2005 due to decreased stock based compensation.

    INTEREST EXPENSE.  Interest expense was approximately  $998,000 and $160,000 respectively  for the  quarters  ended March 31, 2005 and 2004.  In July 2004 we issued $65 million senior  convertible  notes with an interest rate of 5.5%, and in January 2005 we entered  into a revolving  credit  facility  with the Bank of
Scotland, which increased interest expense in 2005.

    DEPRECIATION.  Depreciation  expense  was  approximately  $277,000  for  the quarter  ended March 31, 2005 and $6,000 for the quarter  ended March 31,  2004.
This  variance  was due to  depreciation  of building  improvements,  furniture, fixtures and equipment  additions  relating to the VGM operations that commenced on June 30, 2004.

OPERATING EXPENSES

            For the quarter  ending March 31, 2005 and the year ending  December
31, 2005, all operating  expenses are  attributable  to our  operations  through
Monticello  Raceway.  The following  table presents the expense  categories that comprise operating expenses as a percentage of total operating expenses:

                                                THREE MONTHS ENDING        YEAR ENDING
                                                  MARCH 31, 2005         DECEMBER 31, 2004
                                               ------------------------------------------

As a percentage of revenue:
Purses, commissions and Cost of Sales                  78%                    71%
Labor and related expenses                             13%                    17%
Building occupancy related expenses                     7%                    10%
Other operating expenses                                2%                     2%
                                               -------------------------------------------
Total operating expenses                           $  15.8                  $  44.3
(in thousands)

            New  York   State   Lottery's   share  in  the  VGM   revenues   was
apporoximately $9.4 million during the three months ending March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

            Cash and cash  equivalents  ("cash")  decreased  approximately  $1.0 million to  approximately  $6.2  million  as of March 31,  2005,  and  increased approximately  $18.8 million to $20.2 million as of March 31, 2004, as set forth below:

(in thousands)

                                                      Three Months Ended
         (in thousands)                   March 31, 2005            March 31, 2004
----------------------------------------------------------------------------------

Net cash used in operating activities       $     (796)             $     (3,374)

Net cash used in investing activities           (4,008)                   (2,406)

Net cash provided by financing activities        3,798                    24,621

----------------------------------------------------------------------------------
Net increase (decrease) in cash            $    (1,006)             $     18,841

            Our  principal  source  of  liquidity  is cash  generated  from  our operating  activities,  the issuance of public or private  placement  debt, bank borrowings under our credit facility and the issuance of equity securities.

            Our principal  liquidity needs for the remaining nine months of 2005 are to:
            - fund normal recurring expenses;
            - meet debt service requirements  including payment of approximately
              $1.8  million  of  senior  convertible  note  interest;
            - meet the  obligations  under our operating  line-of-credit,  which matures in January 2007;
           -  fund obligations for our current and proposed development projects in the Catskill region of New York.

            Revenue  projections would be based on information without historical data due to the start-up of the new VGM  operations in 2004,  which produces the majority of Monticello Raceway Management's  revenue. We assume that the revenue flow  from  the VGM  operations  will  follow  a  seasonal  trend  line.  Resort operations are highly seasonal in nature with peak activity  occurring from June to September.  Our  operating  results are  susceptible  to the effects of heavy
snowfall,  floods  and  adverse  weather  conditions.   Historically,   we  have
temporarily  suspended  operations  on  various  occasions  as a result  of such adversities.  Under less severe weather conditions, general public perception of diminished access to the casino resulted in decreased revenues.  Therefore,  the we do not  believe the  revenue  results  for the first  quarter of 2005 will be indicative of the 2005 yearly total revenue.

            At March 31,  2005,  we had  undeclared  dividends  on our  Series E
Preferred  Stock of  approximately  $3.2  million and  undeclared  dividends  of approximately $42,000 on our Series B Preferred Stock. We have historically paid the Series B Preferred Stock  dividends in common stock with few exceptions.  We are in compliance with our Certificates of Designations,  Preferences and Rights
of the issued and outstanding preferred shares.

            At March 31,  2005,  included in accrued  expenses is  approximately
$3.0 million relating to the pricing of future race purses that we are obligated
to  fund  for  Monticello   Raceway.   At  December  31,  2004  the  amount  was
approximately $2.6 million.

            Net cash used in operating  activities during the three months ended
March 31, 2005 totaled approximately  $801,000,  which is primarily attributable to corporate overhead.

            Net cash used in  investing  activities  in during the three  months ended March 31, 2005 totaled approximately $4.0 million, consisting primarily of approximately $1.8 million for a new paddock approximately $2.2 million in costs associated  with the casino  development  project and advances to Tribal  Gaming
Authorities.

            Net cash  provided by financing  activities  during the three months ended March 31, 2005  totaled  approximately  $3.8  million,  which is primarily attributable  to  approximately  $3.9 million from the proceeds of the revolving credit less deferred financing costs of approximately $54,000.

            On March 31, 2005,  the New York State Senate and the State Assembly
passed  Assembly Bill A-6845 and  subsequently on April 13, 2005 the Bill became law. A portion of this law pertains to video lottery which modifies the existing
New York law.  The  modification,  among other  things,  established  a vendor's marketing  allowance which is greater than that provided under existing New York law and  eliminated  the  provisions of the prior law that mandated that certain proceeds from video lottery  gaming be reinvested in the horse racing  industry.
The latter provision was deemed  unconstitutional  by the New York State Supreme
Court,  Appellate Division, in a decision which was subsequently reversed by the
New York State Court of Appeals after the Bill became law. In addition,  the law amends the split of gross gaming  revenues to allow a greater  percentage  to be retained by the racetracks for operating expenses. Our vendor fee previously was not sufficient to cover the significant  costs of  installation,  security,  and operation of video lottery  terminals while still providing a sufficient  return so as to ensure among other things that  out-of-state  operators  did not have a competitive  advantage.  We are  currently  evaluating  the impact on our future operating results from the change in vendor fees.

            Monticello  Raceway  Management  currently  offers  a point  loyalty program  for our VGM  customers  which  allow them to earn  points  based on the volume of their VGM  activity.  Points  earned by customers  are expensed in the period they are earned.  In estimating  the amount of the  liability,  which was approximately $123,000 at March 31, 2005, we estimated a redemption rate, a cost of rewards  to be  offered  and the mix of cash,  goods and  services  for which reward  points  will be  redeemed.  We use  historical  data to  estimate  these amounts.  We expensed  approximately  $238,000  for the quarter  ended March 31,
2005.

            On February 16, 2005,  in settlement  of all unpaid  dividends  from
2004 on our Series B Preferred  shares,  we issued  12,640  shares of our common stock. The 12,640 shares were valued at  approximately  $142,000 and recorded in the period ended March 31, 2005.

            In October 2004, we began  construction  to replace the paddock that was previously  converted into the VGM operation floor space.  The  construction was completed at March 31, 2005.

            On November 12, 2004, we granted  Concord  Associates an irrevocable three year option to purchase up to  5,188,913  shares of our Common  Stock at a price of $7.50 per share as a termination  fee. The options are  exercisable  in the event that the merger  agreement  is  terminated  for certain  reasons.  Our responsibilities in relation to keeping the options from being exercisable is to have a favorable vote of both the common stock  shareholders  and the holders of the senior  convertible  notes, and in addition if we have a change of ownership prior to the  consummation  of the  acquisition of the Concord and  Grossinger's
Resort Hotels and Golf Courses,  the new ownership must complete the acquisition transaction.  Our Board of Directors voted in favor of the acquisition.  We feel there will be a favorable  vote by both the common  stock  shareholders  and the holders of the senior  convertible  notes, and the transaction will be completed in fiscal year 2005. If the merger  agreement is not consummated as contemplated causing the  termination  fee, the options  will be recorded in the  appropriate period.

            As consideration for the tentative merger later in this fiscal year, we will  issue to  Concord  and  Sullivan  18 million  common  shares,  which is approximately 40% ownership on a fully diluted basis of our company. In addition to the shares of common stock,  we will assume  certain real estate related debt not to exceed $30 million.

            As of December 31, 2004, we had net operating loss carry forwards of approximately  $78  million  that expire  between  2008 and 2024.  The  Internal
Revenue  Code  allows the  offset of these net  operating  loss  carry  forwards against income earned in future years, thus reducing the tax liability in future years. Our merger with the operations of CDL in 2004 limits the amount of usable net operating losses due to the change in control.  We are evaluating the impact of the limitations for future application.

            On January 12, 2004, in order to better focus on the  development of a VGM program at the Raceway and current business  arrangements  with the Cayuga
Nation  and as a  condition  to the  consolidation  transaction  with  CDL,  all interests of the plaintiffs, including any interest of the Company, with respect to  litigation  against  Caesars  Entertainment,  Inc.  which  alleged  tortuous interference with contractual and business relationships,  were transferred to a liquidating  Litigation  Trust. We agreed to provide the litigation trust with a
$2.5 million line of credit.  At December 31, 2004, a total of $500,000 had been dispersed and expensed,  due to the unpredictable  nature of litigation.  We did not  disperse  any  funds in the first  quarter  but  expect to make  additional disbursements on this line of credit in fiscal year 2005.

            The State of New York approved Monticello Raceway Management in 2002 for Empire Zone. Monticello Raceway Management is eligible for tax credits which are  applied  for when the  company  files  its' New York  State  corporate  tax returns.  The  exemptions  and  reductions  are  applied on a daily  basis.  The
Credits, exemptions, and reductions are as follows.

           1)     Wage Tax Credit:
           2)     Real Estate Tax Credit
           3)     Tax Reduction Credit
           4)     Sales Tax Exemption
           5)     Utility rate reductions

            The Wage Tax credit is a five year  program.  The credit is based on increased  employment within the Empire Zone.  Monticello Raceway Management has qualified for approximately  $225,000 in credits for 2004. The credit has a life of 5 years and an indefinite carryover of any unused credits.

            The Real Estate Tax credit and the Tax Reduction  credit have a life of 15 years.  The Real  Estate  Tax  credit if a  refundable  credit of all real estate  taxes paid on an Empire  Zone  Property.  The Real Estate Tax credit for
2004 was  approximately  $200,000  which  is  included  in our  March  31,  2005 receivables.  The Tax Reduction credit is a  non-refundable  credit used against
NYS corporation tax due.

            The Sales Tax  exemption  is a credit that reduces the sales and use taxes by 4.25% on anything  used  within the empire  zone.  The  company  became eligible in 2004, and this  exemption runs for ten years.  The 2004 savings from this credit was approximately  $75,000.  The savings for the quarter ended March
31, 2005 was approximately $25,000.

            On July 30, 2002,  President Bush signed into law the Sarbanes-Oxley
Act of 2002 (the  "Sarbanes-Oxley  Act"). The  Sarbanes-Oxley Act imposes a wide variety of new  regulatory  requirements  on  publicly-held  companies and their insiders.  Many of these requirements will affect us. The Sarbanes-Oxley Act has required us to review our current  procedures and policies to determine  whether they  comply with the  Sarbanes-Oxley  Act and the new  regulations  promulgated there  under.  We have  engaged a  professional  service  corporation  to assist management in its evaluation and compliance with the new  requirements.  We will continue to monitor the compliance with all future  regulations that are adopted under the  Sarbanes-Oxley  Act and will take  whatever  actions are necessary to ensure  compliance.  We are  anticipating  substantial  costs  of  approximately
$350,000 to attain the level of compliance required by the Sarbanes-Oxley Act in fiscal year 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The  Company  does not  utilize  financial  instruments  for trading purposes and holds no derivative financial  instruments which could expose it to market risk.  Our exposure to market risks related to  fluctuations  in interest rates is limited to our variable  rate  borrowings  of $4.3 million at March 31,
2005 under our  revolving  credit  facility.  A change in interest  rates of one percent on the  balance  outstanding  at March 31,  2005 would cause a change in total annual interest costs of $43,000.  The carrying values of these borrowings approximate their fair values at March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

       We maintain  disclosure  controls  and  procedures  that are  designed to ensure that information  required to be disclosed in our reports filed under the
Securities Exchange Act of 1934 is recorded, processed,  summarized and reported within the time periods  specified  in the SEC's rules and forms,  and that such information is accumulated and  communicated  to our  management,  including the
Chief Executive Officer and Chief Financial  Officer,  as appropriate,  to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures,  management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance  of  achieving  the desired  control  objectives,  and  management  is required to apply its judgment in evaluating the  cost-benefit  relationship  of possible controls and procedures.  Management believes, however, that a controls system,  no matter how well  designed  and  operated,  cannot  provide  absolute assurance that the objectives of the controls  system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Also, we have investments in certain  unconsolidated  entities.  As we do not control these entities,  our disclosure controls and procedures with respect to such entities are necessarily
substantially   more  limited  than  those  we  maintain  with  respect  to  our consolidated subsidiaries.

       We carried out an evaluation as of March 31, 2005,  under the supervision and with the participation of management,  including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as required by SEC Rule 13a-15(b).  Based upon  that  evaluation,  the Chief  Executive  Officer  and the Chief  Financial
Officer  concluded that our disclosure  controls and procedures are effective to timely  alert  them to any  material  information  (including  our  consolidated subsidiaries)  that must be included in our  periodic  Securities  and  Exchange
Commission filings.

       At the end of fiscal  year 2005,  Section 404 of the  Sarbanes-Oxley  Act will require our management to provide in our annual report an assessment of the effectiveness  of  our  internal  controls  over  financial  reporting  and  our independent  registered  public  accounting  firm will be  required to attest to management's  assessment.  We are in the  process of  performing  the system and process  documentation,  evaluation  and testing  required for our management to make this assessment and for the auditors to provide its attestation  report. We have not completed this process or its assessment, and this process will require significant  amounts of our  management's  time and resources.  In the course of evaluation and testing, our management may identify  deficiencies that will need to be addressed and remediate.

       Changes in Our Financial Reporting Internal Controls.

       There has been no change in our internal control over financial reporting
(as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act)
during our fiscal quarter ended March 31, 2005 that has materially affected,  or is reasonably likely to materially  affect,  our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

OPERATING ENVIRONMENT

            We are a party from time to time to various other legal actions that have arisen in the normal course of business. On an ongoing basis, we assess the potential  liabilities  related to any  lawsuits or claims  brought  against us.
While it is  typically  very  difficult  to  determine  the timing and  ultimate outcome of such actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable  estimation of such probable loss, if any, can be made. In assessing  probable  losses,  we make estimates of the amount of insurance  recoveries,  if any. We accrue a liability  when we believe a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties  related to the  eventual  outcome  of  litigation  and  potential insurance  recovery,  it is possible  that  certain  matters may be resolved for amounts  materially  different from any  provisions or disclosures  that we have previously made. In the opinion of our management, the resolution of these legal actions  will  not  have a  material  and  adverse  effect  on the  consolidated financial position, results of operations or cash flows.

SUBSEQUENT EVENTS

            On May 3, 2005, in Dalton v. Pataki and Karr v. Pataki, the New York
Court  of  Appeals   (the   highest   court  in  New  York  State)   upheld  the
constitutionality of the development of class III casinos on Indian lands in New
York State and the  installation of video lottery  terminals at certain New York
State racetracks,  including  Monticello Raceway.  Specifically,  the court held that because New York State already  permits certain forms of "class III" gaming for charitable and other special purposes, it cannot ban those types of wagering on Indian lands, and that the federal Indian Gaming  Regulatory Act preempts New
York law, which  regulates  rather than prohibits the such types of gaming.  The court then went on to approve legislation  permitting the establishment of up to six class III casinos on Indian land in the State of New York.  With  respect to video lottery terminals, the court held that legislation permitting the New York
State  Division  of  Lottery  to  install  video  lottery  terminals  in certain racetracks  survives  constitutional  scrutiny,  even though a percentage of the proceeds is dedicated to horse racing and  breeding.  In this regard,  the court held that while the New York State  Constitution  permits lotteries only so long as the net proceeds are used to support  education,  it is up to the legislature to determine  what  expenses are  necessary to promote the game and,  therefore, what remaining  portion  constitutes "net proceeds" that must go for educational purposes,  and that such  necessary  promotional  expenses  can include  amounts dedicated to horse racing and breeding.

ITEM 6.  EXHIBITS

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

Dated: May 10, 2005                                  /S/ ROBERT A. BERMAN
                                                     --------------------
                                                     Robert A. Berman
                                                     Chief Executive Officer

Dated:  May 10, 2005                                 /S/ SCOTT A. KANIEWSKI
                                                     ----------------------
                                                     Scott A. Kaniewski
                                                     Chief Financial Officer

