Form 10-Q
period 2005-06-30
EMPIRE RESORTS INC
filed 2005-08-11
CIK 906780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ____________________

                                    FORM 10-Q

                              ____________________

(Mark One)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

|_|  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________ TO _______

                         COMMISSION FILE NUMBER 1-12522

                              EMPIRE RESORTS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                13-3714474
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

              ROUTE 17B, P.O. BOX 5013, MONTICELLO, NEW YORK, 12701
               (Address of principal executive offices)(Zip Code)

                                 (845) 807-0001
              (Registrant's telephone number, including area code)

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

The number of shares  outstanding of the issuer's common stock, as of August 10,
2005 was 26,104,116.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                                      INDEX

PART I                        FINANCIAL INFORMATION                     PAGE NO.
------                        ---------------------                     --------

ITEM 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of June 30, 2005
                and December 31, 2004...................................   3

          Condensed Consolidated Statements of Operations for the
                three and six months ended June 30, 2005 and 2004.......   4

          Condensed Consolidated Statements of Cash Flows for the
                six months ended June 30, 2005 and 2004.................   5-6

          Notes to Condensed Consolidated Financial Statements ..........  7-22

ITEM 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................  23-31

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk.....  32

ITEM 4.   Controls and Procedures........................................  32

PART II                       OTHER INFORMATION
-------                       -----------------

ITEM 1.   Legal Proceedings..............................................  33-34

ITEM 6.   Exhibits.......................................................  34

          Signatures.....................................................  35

                          PART I--FINANCIAL INFORMATION
ITEM 1.--FINANCIAL STATEMENTS
                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                    June 30,            December 31,
                                                                     2005                  2004
                                                                 (Unaudited)             (Audited)
  ASSETS
Current assets:
  Cash and cash equivalents                                       $  6,325              $  7,164
  Restricted cash                                                      153                   159
  Accounts receivable                                                3,643                 2,680
  Prepaid expenses and other current assets                          1,027                   874
                                                                  --------              --------
          Total current assets                                      11,148                10,877

Property and equipment, net                                         33,058                33,147
Advances - Tribal Gaming Authorities                                   675                   925
Deferred financing costs, net of accumulated
  amortization of $417 in 2005 and $134 in 2004                      3,265                 3,009
Deferred development costs                                           3,890                 3,890
Gaming license and development costs                                 9,669                 8,905
                                                                  --------              --------
Total assets                                                      $ 61,705              $ 60,753
                                                                  ========              ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Revolving credit facility                                       $  5,337                  --
  Accounts payable                                                   3,591              $  3,805
  Construction costs payable                                          --                   1,447

  Accrued expenses and other current
   liabilities                                                       7,326                 5,493
                                                                  --------              --------
           Total current liabilities                                16,254                10,745

Senior convertible notes                                            65,000                65,000
                                                                  --------              --------
Total liabilities                                                   81,254                75,745

Stockholders' deficit:
  Preferred stock, 5,000 shares authorized
   $.01 par value;
     Series B, 44 issued and outstanding                              --                    --
     Series E, $10.00 redemption value, 1,731
      issued and outstanding                                         6,855                 6,855
  Common stock, $.01 par value, 75,000
   shares authorized, 26,103 and 26,080
   issued and outstanding in 2005 and 2004,
   respectively                                                        261                   261
  Additional paid in capital                                        16,486                15,284
  Accumulated deficit                                              (43,151)              (37,392)
                                                                  --------              --------
           Total stockholders' deficit                             (19,549)              (14,992)
                                                                  --------              --------

Total liabilities and stockholders' deficit                       $ 61,705              $ 60,753
                                                                  ========              ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands, Except for Per Share Data) (Unaudited)

                                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                                    2005              2004              2005              2004
                                                                    ----              ----              ----              ----
   REVENUES:
Racing                                                           $ 3,607           $ 2,309           $ 6,579           $ 4,805
Gaming                                                            18,792               310            32,043               310
Food, beverage and other                                           1,190                35             2,066                50
                                                            -------------------------------      ------------------------------
Gross Revenues                                                    23,589             2,654            40,688             5,165
Less: Promotional Allowances                                         389                --               842                --
                                                            -------------------------------      ------------------------------
   Net Revenues                                                   23,200             2,654            39,846             5,165

   COSTS AND EXPENSES:
       Operating costs :

Racing                                                             2,430             3,814             4,612             6,786
Gaming                                                            16,134               247            28,980               247
Food, beverage and other                                             897               186             1,638               203
                                                            -------------------------------      ------------------------------
    Total operating costs                                         19,461             4,247            35,230             7,236

Selling, general and administrative                                2,780             2,907             5,103             5,672
Depreciation                                                         280                14               557                20
Amortization of deferred financing
  costs                                                              146                --               283               244
Interest expense, net                                                973               112             1,971               272
                                                            -------------------------------      ------------------------------
   Total Costs and Expenses                                       23,640             7,280            43,144            13,444
                                                            -------------------------------      ------------------------------
   Loss From Operations                                              440             4,626             3,298             8,279
Write off of advances to Tribal
  Gaming Authorities                                                 620                --               620                --
Write off of gaming license and
  development costs                                                1,698                --             1,698                --
                                                            -------------------------------      ------------------------------
  NET LOSS                                                         2,758             4,626             5,616             8,279

Dividends paid on
  preferred stock                                                     --                --                --                30

Cumulative undeclared
  dividends on preferred
  stock                                                              388               388               776               734
                                                            -------------------------------      ------------------------------
Net loss applicable to
  common stockholders                                            $ 3,146           $ 5,014           $ 6,392           $ 9,043
                                                            ===============================      ==============================
Weighted average common shares
  outstanding, basic
  and diluted:                                                    26,101            26,025            26,094            24,313
Loss per common share,
  basic and diluted                                              $  0.12           $  0.19           $  0.24           $  0.37
                                                            ===============================      ==============================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2005 and 2004
                           (Unaudited) (In Thousands)

                                                                                                2005                 2004
                                                                                                ----                 ----
          CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                    $ (5,616)            $ (8,279)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation                                                                                     557                   20
Amortization of deferred financing costs                                                         283                  244
Accrued interest                                                                                  --                  224
Allowance for doubtful accounts - Advances Litigation Trust                                      145                  255
Write off of advances to Tribal Gaming Authorities                                               620                   --
Write off of gaming license and development costs                                              1,698                   --
Stock-based compensation                                                                       1,037                1,948
Changes in operating assets and liabilities:
   Restricted cash                                                                                 7                  (54)
   Accounts receivable                                                                          (963)                (637)
   Prepaid expenses and other current assets                                                    (154)                (285)
   Accounts payable                                                                             (214)               1,194
   Accrued expenses and other current liabilities                                              1,832                  361
                                                                                            --------             --------
NET CASH USED IN OPERATING ACTIVITIES                                                           (768)              (5,009)
                                                                                            --------             --------

          CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                           (1,915)             (15,113)
Cash acquired from acquisition                                                                    --                   18
Advances- Litigation Trust                                                                      (145)                (255)
Advances - Tribal Gaming Authorities                                                            (370)                 (85)
Gaming license and development costs                                                          (2,462)              (1,782)
                                                                                            --------             --------
NET CASH USED IN INVESTING ACTIVITIES                                                         (4,892)             (17,217)
                                                                                            --------             --------
          CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility                                                        4,852                   --
Proceeds from exercise of stock options and warrants                                              23                  118
Proceeds from the issuance of common stock                                                        --               30,375
Deferred financing costs                                                                         (54)                  --
Preferred stock dividends paid                                                                                        (30)
Stock issuance expenses                                                                           --               (2,317)
Repayment of note payable, bank                                                                   --               (3,470)
                                                                                            --------             --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      4,821               24,676
                                                                                            --------             --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                            (839)               2,450

CASH AND CASH EQUIVALENTS, beginning of period                                                 7,164                1,354
                                                                                            --------             --------
CASH AND CASH EQUIVALENTS, end of period                                                    $  6,325             $  3,804
                                                                                            ========             ========

                                  (continued)

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2005 and 2004
                           (Unaudited) (In Thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:                                               2005                 2004
                                                                                                ----                 ----

Cash paid for interest during the period                                                    $  1,969             $    114

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Issuance of promissory note and redemption of common stock                                        --             $  5,073
Accrued construction costs                                                                        --             $ 11,103
Common stock issued for development costs                                                                        $  1,450
Common stock issued in settlement of preferred stock dividends                              $    142             $    210
Deferred financing costs paid with proceeds from revolving credit
  facility                                                                                  $    485                   --

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

BASIS OF PRESENTATION AND GENERAL INFORMATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in compliance  with Rule 10-01 of  Regulation  S-X and  accounting principles  generally  accepted  in the United  States of America  ("GAAP"),  as applicable to interim financial  informaiton and following other requirements of
the  Securities  and  Exchange   Commission   ("SEC")  for  interim   reporting.
Accordingly,  the unaudited Condensed  Consolidated  Financial Statements do not
include  all of the  information  and  footnotes  normally  required by GAAP for complete  financial  statements.  In  our  opinion,  all  normal  and  recurring adjustments and accruals considered  necessary for a fair presentation have been included.  The interim results are not necessarily indicative of the results for a full year and do not contain  information  included in our annual consolidated financial  statements  and notes  for the year  ended  December  31,  2004.  The condensed  consolidated  balance  sheet as of December 31, 2004 was derived from audited financial  statements,  but does not include all disclosures required by
GAAP.  These  Condensed  Consolidated  Financial  Statements  should  be read in conjunction  with  the  Consolidated  Financial  Statements  and  notes  thereto included  in our Annual  Report on Form 10-KSB for the year ended  December  31,
2004.

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

     The unaudited  Condensed  Consolidated  Statements  of Operations  and Cash
Flows for the three and six months  ended June 30, 2004 include our accounts and certain  assets and  liabilities  of  Catskill  Development,  L.L.C.  ("Catskill
Development"),  which  were not  significant  and were  consolidated  with  ours effective January 12, 2004.

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REVENUE AND EXPENSE  RECOGNITION.  Revenues  represent  (i)  revenues  from pari-mutuel  wagering,  (ii)  the net win  from  video  gaming  machine  ("VGM")
operations and (iii) food and beverage sales, net of promotional  allowances and other  miscellaneous  income.  We recognize  revenues from pari-mutuel  wagering earned from live harness  racing and simulcast  signals from other tracks at the end of each racing day,  before  deductions of such related  expenses as purses, stakes and awards.  Revenues from the VGM operations is the  difference  between the amount wagered by bettors and the amount paid out to bettors and is referred to as the net  win.  The net  win is  included  in the  amount  recorded  in our consolidated financial statements as gaming revenue. We deposit the net win from the video lottery  operations  daily, the State of New York deducts its share of the net win from the  account,  the balance is the amount  allocable to Horsemen and  Breeder's  for harness  horse racing  activities  and the  remainder is our commission.  We recognize incentives related to casino play and points earned in loyalty  programs as a direct  reduction of VGM revenue.  We recognize  revenues from the VGM  operations  at the end of each day.  Operating  costs  include (i)
amounts collected by us, then paid to the New York State Lottery for the State's share of the net win,  (ii) amounts due to the Horsemen and  Breeder's for their share of the net win and (iii) amounts paid for harness  racing  purses,  stakes and awards.  Also included in operating costs are the costs  associated with the sale of food, beverage and other miscellaneous items.

     POINT LOYALTY  PROGRAM.  We currently offer a point loyalty program for our
VGM  customers  that allows them to earn points based on the volume of their VGM activity.  All points  earned by  customers  are expensed in the period they are earned.  The estimated amount of points redeemable is recorded as a reduction of revenue and included in promotional allowances.  In estimating the amount of the liability,  which was  approximately  $133,000 at June 30,  2005,  we estimate a redemption  rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward  points will be redeemed.  We use  historical  data to estimate these amounts.

     PRINCIPLES  OF   CONSOLIDATION.   Our  condensed   consolidated   financial
statements include our accounts and those of our wholly-owned subsidiaries.  All significant  inter-company  accounts  and  transactions  have  been  eliminated.
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

     RESTRICTED  CASH.  Under New York State  Racing,  Para-Mutual  Wagering and
Breeding  Law,  Monticello  Raceway  Management is obliged to withhold a certain percentage of certain  types of wagers  towards the  establishment  of a pool of money,  the use of  which is  restricted  to the  funding  of  approved  capital improvements.  Periodically  during  the  year,  Monticello  Raceway  Management petitions  the New York State Racing and Wagering  Board to certify that certain expenditures are eligible for reimbursement  from the capital  improvement fund.
The unexpended balance is shown as restricted cash on the balance sheet.

     ACCOUNTS  RECEIVABLE.  Accounts receivable are reported at the gross amount outstanding.  Management expects to collect the entire amount and,  accordingly, determined that no allowance is required at June 30, 2005 and December 31, 2004.
In the normal course of business,  we settle wagers for other racetracks and are potentially  exposed to credit  risk.  These  wagers are  included  in  accounts receivable.  Also included in accounts  receivable is approximately $1.7 million due from the New York State lottery resulting from a change in the law governing lottery revenues in April, 2005.

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

     IMPAIRMENT OF LONG-LIVED ASSETS. We periodically  review the carrying value of our  long-lived  assets  in  relation  to  historical  results,  as  well  as management's  best  estimate  of future  trends,  events  and  overall  business climate. If such reviews indicate an issue as to whether that the carrying value of such assets may not be  recoverable,  we will then  estimate  the future cash flows generated by such assets  (undiscounted and without interest charges).  If such future cash flows are  insufficient  to recover the carrying  amount of the assets,  then  impairment  is triggered  and the carrying  value of any impaired assets would then be reduced to fair value.

     LOSS PER COMMON SHARE.  We compute basic loss per share by dividing loss to common  stockholders by the  weighted-average  common shares outstanding for the year.  Diluted  earnings per share  reflects the potential  dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted  into common stock or resulted in the issuance of common stock that then  shared in the  earnings  of the  entity.  Since the effect of  outstanding options and warrants is  anti-dilutive  with  respect to losses,  they have been excluded from our  computation  of loss per common share.  Therefore,  basic and diluted losses per common share for the three and six months ended June 30, 2005 and 2004 were the same.

     ADVERTISING.  We expense the costs of general  advertising,  promotion  and marketing programs at the time the costs are incurred.  Advertising  expense was approximately $271,000 and $498,000,  respectively, for the three and six months ended June 30, 2005 and $373,000 and $410,000,  respectively,  for the three and six months ended June 30, 2004.

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

     ESTIMATES  AND  ASSUMPTIONS.  The  preparation  of financial  statements in conformity with GAAP requires  management to make estimates and assumptions that affect  the  reported  amounts  of assets  and  liabilities  and  disclosure  of contingent  assets and  liabilities at the date of the financial  statements and the reported  amounts of revenues and expenses during the reporting  period.  We use significant  estimates including those related to customer  incentives,  bad debts,  inventories,  estimated  useful lives for  depreciable  and  amortizable
assets,   valuation   reserves  and  estimated   cash  flows  in  assessing  the
recoverability  of  long-lived  assets,  estimated  liabilities  for point based customer loyalty programs,  income taxes,  contingencies and litigation.  Actual results may differ from estimates.

     STOCK-BASED COMPENSATION.

     In December 2004, the Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share Based
Payment" ("SFAS 123-R"),  which replaces the existing SFAS No.123 and supercedes
Accounting Principles Board ("APB") Opinion No.25. SFAS 123-R requires companies to  measure  and  record  compensation  expense  for  stock  options  and  other share-based payment based upon the instruments' fair value. SFAS 123-R as issued is effective for interim and annual reporting  periods  beginning after June 15,
2005.  However, on April 14, 2005, SEC announced the adoption of a new rule that amends the compliance date for SFAS 123-R.  The SEC's new rule allows  companies to implement SFAS 123-R at the start of their fiscal year  beginning  after June
15, 2005, which for us would be January 1, 2006.

     As of  January 1,  2003,  we began  measuring  and  recording  compensation expense  for  stock  options  and  other  share-based  payment  based  upon  the instruments'  fair value.  We utilize a standard  option  pricing  model  (i.e.,
Black-Scholes).  to measure the fair value of stock options granted to Employees and  non-employees.  While SFAS 123-R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model.

     We expect to adopt SFAS 123-R  effective  January 1, 2006.  We have not yet determined  which of the available  adoption methods or option pricing models we will use. In addition,  we have not  determined if a change in model will impact on our financial statements after adopting SFAS 123-R for periods beyond 2005.

     RECLASSIFICATIONS.  Certain prior period amounts have been  reclassified to conform to the current period presentation.

     RECENT ACCOUNTING PRONOUNCEMENTS.

     In December,  2004, the FASB issued SFAS No. 153,  EXCHANGES OF NONMONETARY
ASSETS - AN AMENDMENT OF APB OPINION NO. 29 ("SFAS 153"). SFAS 153 is effective, and will be adopted, for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and is to be applied prospectively.  The statement eliminates the exception for fair value  treatment of  nonmonetary  exchanges of similar productive assets and replaces it with a general exception for exchanges of  nonmonetary  assets that do not have  commercial  substance.  A  nonmonetary exchange  has  commercial  substance  if the future cash flows of the entity are expected to change  significantly  as a result of the exchange.  Adoption is not expected  to have a  material  effect on our  financial  position  or results of operations.

     In March 2005, the FASB issued Staff Position FIN46(R)-5, IMPLICIT VARIABLE
INTERESTS UNDER FASB INTERPRETATION NO. 46 (REVISED DECEMBER 2003). It addresses whether a  reporting  enterprise  should  consider  whether it holds an implicit variable  interest in a variable  interest  entity ("VIE") or potential VIE when certain specific  conditions exist. We do not expect any impact on our financial position or results of operations as a result of our adoption of FIN 46(R)-5.

     In March  2005,  the FASB  issued  Staff  Position  FIN47,  ACCOUNTING  FOR
CONDITIONAL ASSET RETIREMENT  OBLIGATIONS,  an interpretation of SFAS No.143. It is effective  no later than the end of fiscal  years  ending after  December 15,
2005. The statement clarifies the term "conditional asset retirement obligation"
as used in SFAS No. 143. We believe that we are already in  compliance  with the statement and do not expect any impact on our  financial  position or results of operations when it is adopted.

     In May 2005, the FASB issued  Statement of Financial  Accounting  Standards
No.  154,  ACCOUNTING  CHANGES  AND ERROR  CORRECTIONS  ("SFAS  154").  SFAS 154
replaces  APB  Opinion  No. 20,  Accounting  Changes  and SFAS No. 3,  Reporting
Accounting  Changes in Interim  Financial  Statements.  SFAS 154 requires that a voluntary change in an accounting principle be applied  retrospectively with all prior period  financial  statements  presented on the new accounting  principle.
SFAS 154 also requires that a change in method of  depreciating  or amortizing a long-lived  non financial  asset be accounted for  prospectively  as a change in estimate,  and correction of errors in previously  issued  financial  statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation  of SFAS 154 is not  expected  to have a  material  impact on our consolidated financial statements.

NOTE B. PROPERTY AND EQUIPMENT

                                                          (In Thousands)
                                                    June 30,           December
                                                        2005           31, 2004
                                                  -----------------------------
Land                                                    $770              $770
Land improvements                                      1,500             1,481
Buildings                                              4,583             4,564
Building improvements                                 24,421            23,966
Vehicles                                                 130               130
Furniture, fixtures and equipment                      2,719             2,743
                                                  -----------------------------

                                                      34,123            33,654

Less - Accumulated depreciation                      (1,065)             (507)
                                                  -----------------------------

NET BOOK VALUE                                       $33,058           $33,147
                                                  =============================

Depreciation expense was approximately $280,000 and $14,000,  respectively,  for the three months  ending June 30, 2005 and 2004 and  approximately  $557,000 and
$20,000, repectively, for the six months ending June 30, 2005 and 2004.

NOTE C.  ADVANCES TO TRIBAL GAMING AUTHORITIES

     We have made  payments  and to fund  certain  expenses  of both the  Cayuga
Nation  of New  York ( the  "Cayuga  Nation")  and the  Seneca-Cayuga  Tribe  of
Oklahoma  ( the  "Seneca-Cayugas")  to  help  cover  development  costs  for the proposed gaming facilities and other development  projects. We agreed to provide development  assistance and support additional  professional fees in conjunction with the establishment and initial  operations of tribal gaming  authorities for the Cayuga Nation for gaming operations in the State of New York. These advances are refundable under certain  circumstances  and are  non-interest-bearing.  The repayment of these advances is ultimately  dependent upon the development of the project. As of June 30, 2005 and December 31, 2004,  approximately  $675,000 and
$925,000,  respectively,  has been  capitalized.  On June 30, 2005 in accordance with our capitalization  policy, we determined to recognize an impairment to our capitalized  assets  related  to our  agreements  with the  Seneca-Cayugas  . We recognized an  impairment  loss of $620,000  since the  likelihood of recovering these costs  through the  development  of a project  under the  framework of our current  relationship  with the  Seneca-Cayugas  has  become  doubtful  due to a variety of factors as further described in Note E.

NOTE D.  DEFERRED DEVELOPMENT COSTS

     Under a special letter  agreement  between the Cayuga Nation and us, we are to work  together  to develop a casino in Sullivan  County,  New York and, as an inducement  to enter into the  transaction  the Cayuga Nation  received  300,000 shares of our common stock which vested over a twelve month period.  In 2003, an aggregate  of 200,000  shares of common stock vested at a market value of $10.56 and $13.84 per share, respectively. In 2004, an additional 100,000 shares vested and  approximately  $1.5 million of additional  cost was  capitalized.  When the operations of the proposed casino commence,  the deferred development costs will be systematically recognized over a determinable period. These capitalized costs are periodically reviewed for impairment.

NOTE E.  GAMING LICENSE AND DEVELOPMENT COSTS

     In connection  with the  development of real estate for  additional  gaming activities,  we have incurred various costs. As of December 31, 2004, Monticello
Raceway Development had capitalized  approximately $8.9 million.  During the six
months  ended  June  30,  2005,   Monticello  Raceway  Development   capitalized
approximately  $2.5  million of  additional  costs.  Capitalized  costs that are specifically  related to Native American  projects are refundable  under certain circumstances and are  non-interest-bearing.  When the financing of the relevant operation  is  completed,  the  gaming  license  and  development  costs will be evaluated for  refundability,  and when the  operations  of the proposed  casino commence,  the balance of our capitalized  costs, if any, will be systematically recognized over a determinable  period. These capitalized costs are periodically reviewed  for  impairment.  During the second  quarter of 2005,  our  efforts to develop a gaming facility with the Seneca-Cayugas  were  significantly  modified for a number of reasons,  including changes in the legal and political landscape and breakdowns in communications between us and the Seneca-Cayugas.  Pursuant to our policy of assessing the  recoverability of its long-lived assets, we elected
to  write  off  those   development  costs  directly  related  to  the  project.
Accordingly,  we recognized as an impairment loss previously  capitalized  costs totaling  approximately $1.7 million.  We are continuing to work with the Cayuga
Nation to develop a gaming facility.  Although these efforts have been adversely affected by leadership  issues  affecting the Cayuga Nation,  in June of 2005 we entered into an agreement  with members of the Cayuga Council who are working to form a provisional  government.  This agreement extends our principal agreements with the Cayuga Nation until December 31, 2005.  Efforts are underway to attempt to resolve the leadership  issues within the Cayuga Nation and we cannot predict the outcome of these  efforts.  However,  based upon our unique  access to sites which we  believe to be highly  suitable  as sites for  Native  American  gaming authorized  under  existing  New  York  law and the  results  of a  recent  poll indicating  support  for the  project by members  of the Cayuga  Nation,  we are optimistic that the leadership issues will only delay,  rather than defeat,  our mutual efforts with the Cayuga Nation.

NOTE F. SENIOR CONVERTIBLE NOTES

     The  following  is a  brief  description  of our  senior  convertible  note issuance. This arrangement contains financial covenants.

     On July 23, 2004,  we issued $65 million of 5.5% senior  convertible  notes presently  convertible  into  approximately  5.2 million shares of common stock, subject to adjustment upon the occurrence or  non-occurrence  of certain events.
The notes were issued with a maturity date of July 31, 2014. Interest is payable semi-annually  on  January  31 and  July 31 to the  persons  who are  registered holders at the close of  business  on each  January  15 and July 15  immediately preceding the applicable interest payment date.

     The senior convertible notes are our senior obligations,  ranking senior in right of payment to all of our existing and future subordinated indebtedness and
ranking   equally  in  right  of  payment  with   existing  and  future   senior
indebtedness.  The notes are guaranteed on a senior basis by all of our material subsidiaries.  The guarantee of each material  subsidiary  guarantor is a senior obligation of the guarantor,  ranking senior in right of payment to all existing and future  subordinated  indebtedness  of our guarantors and ranking equally in right of payment  with any  existing  and  future  senior  indebtedness  of such guarantor.  The notes are secured by our tangible and intangible assets and by a pledge of the equity interests of each of our material subsidiaries.

     The notes initially  accrue interest at an annual rate of 5.5%,  subject to the occurrence of the "Trigger Event". All of the following events constitutes a
Trigger Event under the notes:  publication in the Federal  Register of approval by the  Secretary of the  Interior of a Class III gaming  compact for the Cayuga
Catskill Resort;  written approval of a gaming facility management  agreement on behalf of the chairman of the National Indian Gaming Commission; and the land in
Monticello,  New  York to be used for the  development  of the  Cayuga  Catskill
Resort  having  been  transferred  to the United  States in trust for the Cayuga
Nation.  Since these events have not  occurred,  the notes will accrue  interest from and after July 31,  2005 at an annual  rate of 8%. The  interest  rate will return to 5.5% upon the occurrence of the Trigger Event.

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

     Since the  Trigger  Event did not occur on or prior to July 31,  2005,  the initial conversion rate per each $1,000 principal amount of notes is to be reset to $12.56 per share.

     We are  obligated  to use our best  efforts  to  cause  the  notes  and the guarantees  to  become  secured  by a  mortgage  on our  232  acres  of  land in
Monticello, New York (with such mortgage being released with respect to the site of the Cayuga  Catskill Resort as required to transfer such site into trust with the United  States for the Cayuga  Nation and with respect to all 232 acres upon the  occurrence  of the Trigger  Event).  At June 30,  2005,  the holders of the senior convertible notes did not have the benefit of this security interest.

     For  the  three  and  six  months  ended  June  30,  2005,   we  recognized
approximately  $894,000  and  $1.8  million  respectively  in  interest  expense associated with the senior convertible notes.

     On July 31, 2005, the interest  payment due in association  with the senior convertible notes was approximately $1.8 million and it was subsequently paid.

NOTE G.  REVOLVING CREDIT FACILITY

     On  January  11,  2005,  we  entered  into a credit  facility  with Bank of
Scotland.  The  credit  facility  provides  for a  $10  million  senior  secured revolving  loan  (subject to certain  reserves)  that  matures in two years.  To secure  timely  repayment,  we  agreed  to have  our  wholly  owned  subsidiary,
Monticello  Raceway  Management,  grant a mortgage over the  Monticello  Raceway property and its  material  subsidiaries  guarantee  its  obligations  under the credit  facility.  We also agreed to pledge our equity  interests  in all of our current and future  subsidiaries,  maintain certain reserves,  and grant a first priority  secured  interest in all of our assets,  now owned or later  acquired.
This arrangement contains financial covenants.

     At our option, loans under the Credit Facility bear interest at the rate of prime  plus 2% or LIBOR  plus 4%.  Bank of  Scotland  has also  entered  into an
Inter-creditor Agreement with The Bank of New York so that Bank of Scotland will enjoy a first  priority  position  notwithstanding  the  Indenture  and security documents  entered into on July 26, 2004 in connection  with our issuance of $65 million of senior convertible notes.

     For  the  three  and  six  months  ended  June  30,  2005,   we  recognized
approximately $98,000 and $209,000, respectively, in interest expense associated with the credit facility.

NOTE H. STOCK AND STOCK OPTION TRANSACTIONS

     STOCK-BASED  COMPENSATION -- our stock-based  compensation programs include stock options and restricted stock.

     On January 7, 2005,  10,000  options  were  granted to all six then serving non-employee  board members to purchase  common stock at $8.51 per share.  These options were immediately vested and expire in five years.  Compensation expenses relating to these  grants  totaling  approximately  $380,000 are included in the results of operations for the six months ended June 30, 2005.

     On February 16, 2005,  we issued 12,640 shares of common stock with a value of approximately $142,000 in settlement of all outstanding dividends on Series B preferred stock from the year ending December 31, 2004.

     On March 18, 2005, we issued 30,000  incentive  stock options with a strike price of $8.26 to an employee that vest over one year. The compensation  expense associated with this grant was approximately $131,000 and $137,000 for the three and six months ended June 30, 2005.

     On May 23,  2005,  options  that were  granted to certain  officers and our former Chief Executive Officer who resigned from their respected  positions were guaranteed a one year  extension of their  expiration  date.  These options were issued at $2.12 in 2003. Under normal circumstances  options expire three months
after  affiliation.   This  extension  resulted  in  approximately  $234,000  of compensation expense in the quarter ended June 30, 2005.

     In 2004, we issued  129,500  incentive  stock options with strike prices of
$14.25 and $8.63 to various  employees.  The option issuances provided a variety of vesting schedules.  The compensation  expense associated with the 2004 grants was  approximately  $113,000  and $286,000  respectively,  for the three and six months  ended June 30,  2005 and  approximately  $569,000  for the three and six months ended June 30, 2004.

NOTE I. SUPPLEMENTAL GUARANTOR INFORMATION

     As  discussed  in  Notes  F and G, we have  obligations  to pay  principal, premium,  if any, and interest under certain debt that are guaranteed on a joint and  several  basis by  substantially  all of our  operating  subsidiaries.  The guarantees are full and  unconditional  and the guarantor  subsidiaries are 100%
owned.  We have  determined  that  separate,  full  financial  statements of the guarantors,  Monticello Raceway  Management and Monticello Raceway  Development,
would not be material to  investors  and,  accordingly,  supplemental  financial information for the guarantors is presented.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2005
(Unaudited)
(In Thousands)

                                                           Empire                         Non-                     Consolidated
                                                          Resorts,       Guarantor     Guarantor     Eliminating      Empire
Assets                                                      Inc.       Subsidiaries   Subsidiaries     Entries     Resorts, Inc.
                                                       --------------------------------------------------------------------------

Cash and cash equivalents                                $       6     $   6,319      $    --        $    --        $   6,325
Restricted cash                                               --             153           --             --              153
Accounts receivable                                           --           3,643           --             --            3,643
Prepaid expenses and other assets                              114           913           --             --            1,027
Investments in subsidiaries                                  5,060          --             --           (5,060)          --
Inter-Company                                              152,269          --             --         (152,269)          --
Property and equipment, net                                   --          33,058           --             --           33,058
Advances- Tribal Gaming
Authorities
                                                              --             675           --             --              675
Deferred financing costs, net                                3,265          --             --             --            3,265
Deferred development costs                                    --           3,890           --             --            3,890
Gaming license and development
costs
                                                              --           9,669           --             --            9,669
                                                       --------------------------------------------------------------------------
Total assets                                             $ 160,714     $  58,320      $    --        $(157,329)     $  61,705
                                                       ==========================================================================

Liabilities and stockholders' equity (deficit)

Revolving credit facility                                $   5,337     $    --        $    --        $    --        $   5,337
Accounts payable                                             1,468         2,123           --             --            3,591
Accrued expenses and other
liabilities                                                  1,673         5,653           --             --            7,326
Inter-Company                                                 --          58,687         93,582       (152,269)          --
Senior convertible notes                                    65,000          --             --             --           65,000
                                                       --------------------------------------------------------------------------
    Total liabilities                                       73,478        66,463         93,582       (152,269)        81,254

Stockholders' equity (deficit):                             87,236        (8,143)       (93,582)        (5,060)       (19,549)
                                                       --------------------------------------------------------------------------
Total liabilities and stockholders'
equity (deficit)                                         $ 160,714     $  58,320      $    --        $(157,329)     $  61,705
                                                       ==========================================================================

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2004
(Unaudited)
(In Thousands)

                                                           Empire                         Non-                     Consolidated
                                                          Resorts,       Guarantor     Guarantor     Eliminating      Empire
Assets                                                      Inc.       Subsidiaries   Subsidiaries     Entries     Resorts, Inc.
                                                       --------------------------------------------------------------------------
Cash and cash equivalents                                $   1,903     $   5,261      $    --        $    --        $   7,164
Restricted cash                                               --             159           --             --              159
Accounts receivable                                           --           2,680           --             --            2,680
Prepaid expenses and other assets                               83           791           --             --              874
Investments in subsidiaries                                  5,060          --             --           (5,060)          --
Inter-company                                              147,299          --             --         (147,299)          --
Property and equipment, net                                   --          33,147           --             --           33,147
Advances- Tribal Gaming Authorities                           --             925           --             --              925
Deferred financing costs, net                                3,009          --             --             --            3,009
Deferred development costs                                    --           3,890           --             --            3,890
Gaming license and development
 costs                                                        --           8,905           --             --            8,905
                                                       --------------------------------------------------------------------------

Total assets                                             $ 157,354     $  55,758      $    --        $(152,359)     $  60,753
                                                       ==========================================================================

Liabilities and stockholders' equity (deficit)
Accounts payable                                         $   1,392     $   2,413      $    --        $    --        $   3,805
Construction costs payable                                    --           1,447           --             --            1,447
Accrued expenses and other liabilities                       1,660         3,833           --             --            5,493
Inter-company                                                 --          53,717         93,582       (147,299)          --
Senior convertible notes                                    65,000          --             --             --           65,000
                                                       --------------------------------------------------------------------------
Total liabilities                                           68,052        61,410         93,582       (147,299)        75,745

Stockholders' equity (deficit)                              89,302        (5,652)       (93,582)        (5,060)       (14,992)
                                                       --------------------------------------------------------------------------

Total liabilities and stockholders'
equity (deficit)                                         $ 157,354     $  55,758      $    --        $(152,359)     $  60,753
                                                       ==========================================================================

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)
(In Thousands)

                                                           Empire                         Non-                     Consolidated
                                                          Resorts,       Guarantor     Guarantor     Eliminating      Empire
                                                            Inc.       Subsidiaries   Subsidiaries     Entries     Resorts, Inc.
                                                       --------------------------------------------------------------------------

REVENUES:
  Racing                                                 $   --           $  6,579         $--          $--          $  6,579
  Gaming                                                     --             32,043          --           --            32,043
  Food, beverage and other                                   --              2,066          --           --             2,066
                                                         --------         --------     --------       --------       --------
Gross revenues                                               --             40,688          --           --            40,688
Less: Promotional allowances                                 --                842          --           --               842
                                                         --------         --------     --------       --------       --------
Net revenues                                                 --             39,846          --           --            39,846

COSTS AND EXPENSES
Operating costs
  Racing                                                     --              4,612          --           --             4,612
  Gaming                                                     --             28,980          --           --            28,980
  Food, beverage and other                                   --              1,638          --           --             1,638
                                                         --------         --------     --------       --------       --------
      Total operating costs                                  --             35,230          --           --            35,230
Selling, general and administrative                         3,451            1,652          --           --             5,103
Depreciation                                                 --                557          --           --               557
Amortization of deferred
financing costs                                               283             --            --           --               283
Inter-company interest (income)
  expense                                                  (2,600)           2,600          --           --              --

      Interest expense (income), net                        1,993              (22)         --           --             1,971
                                                         --------         --------     --------       --------       --------
      Total costs and expenses                              3,127           40,017          --           --            43,144
                                                         --------         --------     --------       --------       --------
Loss from operations                                        3,127              171          --           --             3,298
Write off of advances to Tribal
  Gaming Authorities                                         --                620          --           --               620

Write off of gaming license and
  development costs                                          --              1,698          --           --             1,698
                                                         --------         --------     --------       --------       --------

Net loss                                                 $  3,127         $  2,489          --           --          $  5,616
                                                         ========         ========     ========       ========       ========

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2004
(Unaudited)
(In Thousands)

                                                           Empire                         Non-                     Consolidated
                                                          Resorts,       Guarantor     Guarantor     Eliminating      Empire
                                                            Inc.       Subsidiaries   Subsidiaries     Entries     Resorts, Inc.
                                                       --------------------------------------------------------------------------
REVENUES:

 Racing                                                   $  --           $ 4,805      $      --      $     --        $ 4,805
 Gaming                                                      --               310             --            --            310
 Food, beverage and other                                    --                50             --            --             50
                                                          -------         -------      ---------      --------        --------
Gross revenues                                               --             5,165             --            --          5,165
Less: Promotional allowances                                 --              --               --            --           --
                                                          -------         -------      ---------      --------        --------
Net revenues                                                 --             5,165             --            --          5,165

COSTS AND EXPENSES:
Operating costs:
  Racing                                                     --             6,786             --            --          6,786
  Gaming                                                     --               247             --            --            247
  Food, beverage and other                                   --               203             --            --            203
                                                          -------         -------      ---------      --------        --------
   Total operating costs                                     --             7,236             --            --          7,236
Selling, general and administrative                         4,395           1,277             --            --          5,672
Depreciation                                                 --                20             --            --             20
Amortization of deferred financing costs                     --               244             --            --            244
Interest expense (income), net                                107             165             --            --            272
                                                          -------         -------      ---------      --------        --------
  Total costs and expenses                                  4,502           8,942             --            --         13,444
                                                          -------         -------      ---------      --------        --------
Net loss                                                  $ 4,502         $ 3,777      $      --      $     --        $ 8,279
                                                          =======         =======      =========      ========        ========

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005
(Unaudited)
(In Thousands)

                                                           Empire                         Non-                     Consolidated
                                                          Resorts,       Guarantor     Guarantor     Eliminating      Empire
                                                            Inc.       Subsidiaries   Subsidiaries     Entries     Resorts, Inc.
                                                       --------------------------------------------------------------------------
REVENUES:

 Racing                                                  $   --           $  3,607       $   --        $   --         $  3,607
 Gaming                                                      --             18,792           --            --           18,792
 Food, beverage and other                                    --              1,190           --            --            1,190
                                                         --------         --------       ------        ------         ---------
Gross revenues                                               --             23,589           --            --           23,589
Less: Promotional allowances                                 --                389           --            --              389
                                                         --------         --------       ------        ------         ---------
Net revenues                                                 --             23,200           --            --           23,200

COSTS AND EXPENSES:
 Operating costs:
  Racing                                                     --              2,430           --            --            2,430
  Gaming                                                     --             16,134           --            --           16,134
  Food, beverage and other                                   --                897           --            --              897
                                                         --------         --------       ------        ------         ---------
   Total operating costs                                     --             19,461           --            --           19,461
 Selling, general and administrative                        1,817              963           --            --            2,780
 Depreciation                                                --                280           --            --              280
 Amortization of deferred financing
  costs                                                       146             --             --            --              146
 Intercompany interest (income)
  expense                                                  (1,300)           1,300           --            --             --
 Interest expense (income), net                               992              (19)          --            --              973
                                                         --------         --------       ------        ------         ---------

Total costs and expenses                                    1,655           21,985           --            --           23,640
                                                         --------         --------       ------        ------         ---------

Income (loss) from operations                              (1,655)           1,215           --            --             (440)

Write off of advances to
  Tribal Gaming Authorities                                  --                620           --            --              620
Write off of gaming license and
  development costs                                          --              1,698           --            --            1,698
                                                         --------         --------       ------        ------         ---------
Net loss                                                 $  1,655         $  1,103       $   --        $   --         $  2,758
                                                         ========         ========       ======        ======         =========

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004
(Unaudited)
(In Thousands)

                                                           Empire                         Non-                     Consolidated
                                                          Resorts,       Guarantor     Guarantor     Eliminating      Empire
                                                            Inc.       Subsidiaries   Subsidiaries     Entries     Resorts, Inc.
                                                       --------------------------------------------------------------------------
REVENUES:

 Racing                                                  $   --           $  2,309       $   --        $   --         $  2,309
 Gaming                                                      --                310           --            --              310
 Food, beverage and other                                    --                 35           --            --               35
                                                         --------         --------       ------        ------         ---------
Gross revenues                                               --              2,654           --            --            2,654
Less: Promotional allowances                                 --               --             --            --             --
                                                         --------         --------       ------        ------         ---------

Net revenues                                                 --              2,654           --            --            2,654

COSTS AND EXPENSES:
 Operating costs:
  Racing                                                     --              3,814           --            --            3,814
  Gaming                                                     --                247           --            --              247
  Food, beverage and other                                   --                186           --            --              186
                                                         --------         --------       ------        ------         ---------
   Total operating costs                                     --              4,247           --            --            4,247
 Selling, general and administrative                        1,983              924           --            --            2,907
 Depreciation                                                --                 14           --            --               14

 Interest expense, net                                         59               53           --            --              112
                                                         --------         --------       ------        ------         ---------

  Total costs and expenses                                  2,042            5,238           --            --            7,280
                                                         --------         --------       ------        ------         ---------
Net loss                                                 $  2,042         $  2,584       $   --       $    --         $  4,626
                                                         ========         ========       ======        ======         =========

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)
(In Thousands)

                                                           Empire                         Non-                     Consolidated
                                                          Resorts,       Guarantor     Guarantor     Eliminating      Empire
                                                            Inc.       Subsidiaries   Subsidiaries     Entries     Resorts, Inc.
                                                       --------------------------------------------------------------------------

Net cash provided by (used in) operating
activities                                               $  (1,603)       $    835       $   --       $    --         $    (768)
                                                         ---------        --------       -------       --------         ---------
Cash flows from investing activities:

 Purchases of property and equipment                          --            (1,915)          --            --            (1,915)
 Advances- Litigation Trust                                   (145)           --             --            --              (145)
 Advances- Tribal Gaming Authorities                          --              (370)          --            --              (370)
 Gaming license and development costs                         --            (2,462)          --            --            (2,462)
 Advances to subsidiaries                                   (4,970)           --             --          4,970              --
                                                         ---------        --------       -------       --------         ---------
Net cash used in investing activities                       (5,115)         (4,747)          --          4,970           (4,892)
                                                         ---------        --------       -------       --------         ---------
Cash flows from financing activities:

 Proceeds from revolving credit facility                     4,852            --             --            --             4,852
 Proceeds from exercise of stock
   options and warrants                                         23            --             --            --                23
 Advances from Empire Resorts, Inc.                           --             4,970           --         (4,970)             --
 Deferred financing costs                                      (54)           --             --            --               (54)
                                                         ---------        --------       -------       --------         ---------

Net cash provided by financing activities                    4,821           4,970           --         (4,970)           4,821
                                                         ---------        --------       -------       --------         ---------

Net increase (decrease) in cash and cash
  equivalents                                               (1,897)          1,058           --            --              (839)

Cash and cash equivalents, beginning of
  period                                                     1,903           5,261           --            --             7,164
                                                         ---------        --------       -------       --------         ---------
Cash and cash equivalents, end of period                 $       6        $  6,319       $   --       $    --         $   6,325
                                                         =========        ========       =======       ========         =========

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004
(Unaudited)
(In Thousands)

                                                          Empire                         Non-                     Consolidated
                                                          Resorts,       Guarantor     Guarantor     Eliminating      Empire
                                                            Inc.       Subsidiaries   Subsidiaries     Entries     Resorts, Inc.
                                                       --------------------------------------------------------------------------

Net cash provided by (used in)
operating activities                                     $  (1,083)      $ (3,926)       $   --       $    --         $  (5,009)
                                                         ----------      --------        ------       -------         ---------
Cash flows from investing activities:

 Purchases of property and equipment                            --        (15,113)           --            --           (15,113)
 Cash acquired from acquisition                                 18            --             --            --                18
 Advances- Litigation Trust                                   (255)           --             --            --              (255)
 Advances- Tribal Gaming Authorities                            --            (85)           --            --               (85)
 Gaming license and development costs                           --         (1,782)           --            --            (1,782)
 Advances to subsidiaries                                   (25,524)          --             --         25,524              --
                                                         ----------      --------        ------       -------         ---------
Net cash used in investing activities                       (25,761)      (16,980)           --         25,524          (17,217)
                                                         ----------      --------        ------       -------         ---------
Cash flows from financing activities:

 Proceeds from sale of stock                                 30,375           --             --            --            30,375
 Proceeds from exercise of stock
   options and warrants                                         118           --             --            --               118
 Stock issuance expenses                                     (2,317)          --             --            --            (2,317)
 Advances from Empire Resorts, Inc.                              --        25,524            --        (25,524)             --
 Repayment of note payable, bank                                 --        (3,470)           --            --            (3,470)
 Preferred stock dividends paid                                 (30)          --             --            --               (30)
                                                         ----------      --------        ------       -------         ---------

Net cash provided by financing
 activities                                                  28,146        22,054            --        (25,524)          24,676
                                                         ----------      --------        ------       -------         ---------
Net increase in cash and cash
 equivalents                                                  1,302         1,148            --            --             2,450

Cash and cash equivalents, beginning of
 period                                                          --         1,354            --            --             1,354
                                                         ----------      --------        ------       -------         ---------
Cash and cash equivalents, end of
 period                                                  $    1,302      $  2,502        $   --       $    --         $   3,804
                                                         ==========      ========        ======       =======         =========

NOTE J. COMMITMENTS AND CONTINGENCIES

     CASINO  DEVELOPMENT.  On November  14,  2004,  we entered into a memorandum agreement to provide certain  assistance to the Cayuga Nation in connection with a proposed  settlement with the State of New York. This agreement provided for a further  agreement to be entered into to finalize  various terms and conditions.
Due to the  repudiation  of the proposed  framework  for the  settlement  by the representative  of the Cayuga Nation that signed this  agreement,  no subsequent agreement has been entered into.  The  memorandum  agreement  provided  that, if sufficient  funds are not  available  in  connection  with the  financing of the proposed Cayuga Catskills Resort, we will advance an additional $60.0 million to allow the  Cayuga  Nation to  accelerate  the  payment of legal fees owed by the
Cayuga Nation in  connection to their land claim,  $50 million of which would be reimbursed  out of  operations,  to the extent  available,  and the remainder of which may be reimbursable under other agreements. It is expected that any future settlement,  if agreed to,  will be on  substantially  different  terms from the proposal contemplated by the November 14, 2004 Agreement. Therefore it is likely that any such further  agreement,  if entered  into,  will  include  substantial revisions of the original memorandum agreement.

     LITIGATION  TRUST.  On January 12,  2004,  in order to better  focus on our business plan, all of our interests with respect to litigation  against Harrah's
Operating Company,  Inc. were transferred to a liquidating  litigation trust. We agreed to provide the  litigation  trust with a $2.5 million line of credit.  In
May 2005, we released  $150,000 to the  litigation  trust,  increasing the total advanced to $650,000.

     EMPLOYMENT  CONTRACTS.  On May 23, 2005, in connection with  appointment of
Ronald  J.  Radcliffe  as our  Chief  Financial  Officer,  we  entered  into  an employment  agreement with Mr. Radcliffe,  which sets forth terms and provisions governing Mr. Radcliffe's  employment as Chief Financial Officer.  The Radcliffe
Agreement  provides  for an initial term of three years at an annual base salary of $275,000.  Mr. Radcliffe shall be entitled to participate in any annual bonus plan  or  equity  based  incentive  programs  maintained  by us for  our  senior executives. In connection with his employment,  Mr. Radcliffe received an option grant of a 10 year non qualified stock option to purchase  150,000 shares of our common stock pursuant to the 2005 Equity Incentive Plan,  subject to shareholder approval, at an exercise price of $3.99, vesting 33% 90 days following the grant date,  33%  on the  first  anniversary  of  the  grant  and  34%  on the  second anniversary of the grant. In addition,  in connection with  appointment of David
P.  Hanlon as our Chief  Executive  Officer and  President , we entered  into an employment  agreement  with Mr.  Hanlon,  which sets forth terms and  provisions governing Mr. Hanlon's employment as Chief Executive Officer and President.  Mr.
Hanlon's Agreement provides for an initial term of three years at an annual base salary of $500,000.  Mr. Hanlon shall be entitled to  participate  in any annual bonus plan or equity based  incentive  programs  maintained by us for our senior executives.  In connection  with his  employment,  Mr. Hanlon received an option grant of a 10-year  non-qualified  stock option to purchase  1,044,092 shares of our  common  stock  pursuant  to the 2005  Equity  Incentive  Plan,  subject  to shareholder  approval,  at an exercise price per share of $3.99,  vesting 33% 90 days following the grant date, 33% on the first anniversary of the grant and 34%
on the second anniversary of the grant. Mr. Hanlon received an additional option grant of a non-qualified  stock option to purchase  720,000  shares,  subject to shareholder  approval and the closing of  transaction  among us, Empire  Resorts
Holdings Inc., Empire Resorts Sub, Inc., Concord Associates Limited  Partnership
and Sullivan  Resorts (the "Concord  Transaction"),  vesting 33% on the later to occur of (i) the closing of the Concord  Transaction  and (ii) 90 days following the date of  grant,  33% on the  first  anniversary  of the grant and 34% on the second  anniversary of the grant. We also granted Mr. Hanlon 261,023  restricted shares of common stock,  pursuant to the 2005 Equity Incentive Plan,  subject to shareholder  approval,  vesting  33%  on  the  grant  date,  33%  on  the  first anniversary of grant, and 34% on the second anniversary of the grant. Mr. Hanlon
received  an  additional  grant  of  180,000  restricted   shares,   subject  to
shareholder approval and the closing of the Concord Transaction,  vesting 33% on grant date, 33% on first anniversary and 34% on second anniversary.

     We agreed to provide certain benefits to Mr. Hanlon,  including maintaining a term  life  insurance  policy  on the  life of Mr.  Hanlon  in the  amount  of
$2,000,000 and reimbursement for relocation  expenses and expenses for temporary housing.

     STOCK-BASED COMPENSATION

     On May 23, 2005,  we agreed to issue 50,000  options to purchase our common stock at a strike price of $3.99 to John Sharpe, our new non-executive  Chairman of the Board of Directors. The issuance is pursuant to the 2005 Equity Incentive
Plan and is subject to shareholder  approval.  The options will vest immediately upon grant and expire in ten years from that date.

     HORSEMEN  PURSE  ACCOUNT.  On June 30, 2005,  our total  obligation to fund future purses was approximately $3.8 million and our obligation  relating to the new  legislation was  approximately  $309,000.  Our contract  pertaining to this obligation with the horsemen expired on May 31, 2004.

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

     OFF TRACK BETTING LITIGATION. On June 15, 2005, The New York City Off-Track
Betting Corporation (the "NYCOTB") brought an action in the Supreme Court of the
State of New York  County of New York,  against  The New York  State  Racing and
Wagering Board (the "Board"),  Yonkers  Raceway and Monticello  Raceway.  In its
Notice of Petition,  the NYCOTB alleges that (i) on February 16, 2005, the Board erroneously  interpreted the New York Racing,  Pari-Mutuel Wagering and Breeding
Law when it  concluded  that in  order  for New York  State  regional  off-track betting  corporations  (the  "OTBs") to accept  wagers on and display  simulcast signals of out-of-state  thoroughbred  races conducted after 7:30 p.m., the OTBs must pay the harness  tracks in their  region a minimum  payment  (the  "Minimum
Payment"),  exclusive of  commissions  paid by such OTBs to those harness tracks for out-of-state  harness races run before 6:00 p.m.; (ii) on February 16, 2005, the Board  erroneously  concluded  that the Minimum  Payment must be  calculated separately  as to each  harness  track  located with an OTB's  region,  and paid separately to each track,  rather than on an aggregate  regional basis; (iii) on
February 23, 2005,  the Board erred in requiring OTBs to distribute a portion of retained  commissions on thoroughbred races conducted at out-of-state  tracks to their regional harness tracks on days on which neither the New York State Racing
Association is conducting  racing nor are the regional  harness tracks accepting wagers or displaying  the simulcast  signal from any other  thoroughbred  tracks
("Dark Days");  (iv) the  determinations  made by the Board on February 16, 2005
and  February  23,  2005  were  the  functional   equivalent  of  administrative
rule-making,  in violation of New York State law and (v) the determinations made by the Board on February  16, 2005 and  February  23,  2005 were  arbitrary  and
capricious,   as  the  Board  lacked  the  statutory   authority  to  make  such
determinations.  The NYCOTB seeks judicial annulment of the determinations  made by the Board on  February  16, 2005 and  February  23,  2005  regarding  how the
Minimum  Payment is  calculated,  that  Minimum  Payments  should be  calculated separately with respect to each regional harness track and that payments must be made by OTBs to regional harness tracks on Dark Days. In addition, the NYCOTB is seeking a refund of all moneys paid to  Monticello  Raceway by it as a result of the determinations made by the Board on February 16, 2005 and February 23, 2005,
which  according  to the June 15, 2005 Notice of Petition,  total  approximately
$1,700,000.

     At the same time, each of Suffolk Regional  Off-Track  Betting  Corporation
(the "SROTB"),  Nassau Regional Off-Track Betting  Corporation (the "NROTB") and
The Catskill  Regional  Off-Track  Betting  Corporation  (the  "CROTB")  brought substantially  similar actions against the Board, Yonkers Raceway and Monticello
Raceway in the Supreme  Court of the State of New York  County of  Suffolk,  the
Supreme Court of the State of New York County of Nassau and the Supreme Court of
the State of New York  County of  Orange,  respectively,  seeking  substantially similar remedies. However, while the CROTB stated in its Notice of Petition that it paid Monticello Raceway approximately $363,000 due to the determinations made by the Board on February 16, 2005 and  February  23,  2005,  which the CROTB now seeks  reimbursement  for, neither of the Notice of Petitions filed by the SROTB nor the NROTB  state  any sum  certain  paid to  Monticello  Raceway  due to the determinations  made by the Board on February 16, 2005 and February 23, 2005 for
which they too now seek reimbursement.  We believe any liability should not have a material effect on our financial statements

NOTE K. SUBSEQUENT EVENTS

     Since none of the  following  events (the "Trigger  Event")  occurred on or before July 31,  2005:  publication  in the Federal  Register of approval by the
Secretary of the Interior of a Class III gaming compact for the Cayuga  Catskill
Resort;  written approval of a gaming facility management agreement on behalf of the  chairman  of  the  National  Indian  Gaming  Commission;  or  the  land  in
Monticello,  New  York to be used for the  development  of the  Cayuga  Catskill
Resort  having  been  transferred  to the United  States in trust for the Cayuga
Nation,  the senior  convertible  notes will accrue interest from and after July
31, 2005 at an annual rate of 8%. The interest rate will return to 5.5% upon the occurrence  of a Trigger  Event.  In addition,  since the Trigger  Event had not occurred by July 31,2005 the initial  conversion  price was reset from $13.75 to
$12.56 per share.

     On July 22, 2005,  the Board of Directors  appointed  Robert H. Friedman to the board and issued  15,000  options to purchase  our common stock at $4.02 per share. These options were issued pursuant to our 2004 stock option plan.

     We have been advised that on July 18, 2005, Mr. Franklin Keel, the Regional
Director of the Eastern  Regional  Division of the Bureau of Indian Affairs sent letters to two groups of members of the Cayuga  Nation of New York (the  "Cayuga
Nation") currently seeking federal  recognition of their tribal leadership.  Mr.
Keel did not grant federal  recognition  to either group,  but offered to assist with  mediation  or other means of conflict  resolution.  Although the degree to which the Cayuga Nation honors the Company's current  agreements with respect to the planned  Cayuga  Catskill  Resort is ultimately  an internal  matter for the
Cayuga Nation,  the question of federal  recognition is a matter that may affect the approval process for any management  agreement by the National Indian Gaming
Commission.  We indicated our support for efforts to resolve the  leadership and federal representation issues as promptly as possible through mediation or other conflict resolution means.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The Management's  Discussion and Analysis of the Financial Condition and Results
of  Operations  should be read  together with the  Management's  Discussion  and
Analysis of Financial  Condition and Results of Operations and the  Consolidated
Financial  Statements  in our Annual  Report on Form  10-KSB for the fiscal year ended December 31, 2004.

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

     You should not place  undue  reliance  on any  forward-looking  statements, which are based on current  expectations.  Further,  forward-looking  statements speak  only  as of the  date  they  are  made,  and we  will  not  update  these forward-looking  statements,  even if our  situation  changes in the future.  We caution the reader that a number of important factors  discussed herein,  and in other reports filed with the  Securities and Exchange  Commission,  could affect our actual  results and cause  actual  results to differ  materially  from those discussed in forward-looking statements.

OVERVIEW

     We were  organized as a Delaware  corporation  on March 19, 1993, and since that time have served as a holding company for various  subsidiaries  engaged in the ownership, development and operation of gaming and amusement industries.

     We now operate Monticello  Raceway (the "Raceway"),  a harness horse racing facility  located in Monticello,  New York, 90 miles  Northwest of New York City and on June 30, 2004, we began operating 1,744 video gaming machines  ("VGM") on the  property.  We also have an agreement  with the Cayuga Nation to develop and manage a Native  American casino entitled the Cayuga Catskill Resort adjacent to the  Raceway.  We  anticipate  acquiring  through a merger  later  this year two additional  resort  properties.  Our current  business  plan is to develop three resort  locations in the Catskills region of New York. These locations will have multifaceted  recreation facilities and other amenities. We have and continue to explore resort development in other geographical locations.  Additional business developments  or other  unforeseen  events may occur,  resulting  in the need to raise  additional  funds.  Any such  developments  would  require  us to  obtain additional funds through additional equity or outside financing.

     Our management  believes,  that while there is much undeveloped land in the
Catskills  region,  there  are  only  a few  sites  that  can  have  appropriate entitlements (such as rights to water and waist water disposal), room and zoning for ancillary development and appropriate access to main highways to accommodate the volume of visitors  expected at a  successful  casino  project.  Much of the
Catskills  region  has  been  designated  as  nature  preserves  and  cannot  be
developed.   Among  the  sites  that  we  believe  are  appropriate  for  casino development is our Monticello facility, the former Concord Resort and the former
Grossinger's property.

     We plan to grow and diversify our business  through  marketing our services to  gaming  and  hospitality  clients,  seeking  consulting  relationships  with additional gaming clients and being receptive to acquisitions, joint ventures or other  growth  opportunities  to include  ownership  of  additional  development property.

     We have spent significant  amounts of money generated  principally  through the issuance of equity and debt in connection with our  development  activities, primarily for the design,  development,  financing and  construction  of our VGM operation,  as well as the  predevelopment,  design,  and negotiations of Native
American casinos.  Predevelopment  costs include expenses  associated with legal fees, accounting fees and costs relating to employees.  Some of these costs have been capitalized. We periodically review these capitalized costs for impairment.
If such review shows that the assets are  impaired  the  carrying  value will be reduced to fair value which could adversely affect the financial results in that period.

     We have never declared or paid any cash  dividends on our common stock.  We currently  intend to retain our  earnings,  if any,  to finance  our growth and, therefore,  do not  anticipate  paying any cash dividends on our common stock in the foreseeable future. Any determination to pay dividends in the future will be at the  discretion  of our board of directors and will depend upon our financial condition,  results of operations  and capital  requirements.  In addition,  the payment of cash  dividends is  restricted  by financial  covenants in our credit agreement with Bank of Scotland

RACEWAY OPERATIONS AT MONTICELLO RACEWAY

     Monticello  Raceway  Management,  Inc. our wholly owned subsidiary is a New
York  corporation  that  operates  Monticello  Raceway,  a harness  horse racing facility located in Monticello, New York that includes our VGM operation.

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

VIDEO GAMING OPERATIONS AT MONTICELLO RACEWAY

     A VGM  is an  electronic  gaming  device  that  allows  a  patron  to  play electronic  versions  of  various  lottery  games of chance  and is  similar  in appearance to a traditional  slot machine.  On June 30, 2004, we began operating
1,744 VGM on 45,000  square feet of floor space at Monticello  Raceway.  At June
30, 2005 the number of VGM in operation  was 1,711.  The VGM  operation  employs approximately 300 employees.

     On April 13, 2005,  New York State enacted a law  impacting VGM  operations that, among other things,  established a vendor's  marketing  allowance which is greater than that provided  under the then existing New York law and  eliminated the provisions of the prior law which mandated that certain  proceeds from video lottery  gaming be  reinvested  in the horse  racing  industry.  Our  vendor fee previously was not sufficient to cover the  significant  costs of  installation, security,  and  operation of video  lottery  terminals  while still  providing a sufficient return so as to ensure among other things that out-of-state operators did not have a competitive advantage.

CAYUGA CATSKILL RESORT DEVELOPMENT

     On April 3, 2003,  Monticello Casino Management,  the Cayuga Nation and the
Cayuga Catskill Gaming Authority, an instrumentality of the Cayuga Nation formed to develop  and  conduct  gaming  operations  signed an  initial  form of gaming facility management  agreement and related  agreements.  The agreements provided for us to supply technical and financial  assistance to the Cayuga Nation and to serve as its  exclusive  partner in the  development,  construction,  financing, operation  and  management  of a proposed  casino in the  Monticello  area.  The principal  agreements  were  extended in June 2005 to  December  31,  2005.  Our agreements  with the Cayuga  Nation were  entered  into  through  our  principal subsidiaries.  Subsequent to entering into our initial agreement with the Cayuga
Nation,  leadership issues have arisen within the Cayuga Nation. We entered into the extension  agreement  with members of the Cayuga  Council who are working to form a  provisional  government.  Efforts are underway to attempt to resolve the leadership  issues within the Cayuga Nation and we cannot predict the outcome of these efforts.  However, based on our unique access to sites which we believe to be highly suitable as sites for Native American gaming authorized under existing
New York law and the results of a recent poll indicating support for the project by members of the Cayuga Nation,  we are optimistic  that the leadership  issues will only delay, rather than defeat, our mutual efforts with the Cayuga Nation.

     Currently,  it is anticipated  that the Cayuga Nation will be authorized to develop and operate a gaming  facility as the result of a land claim  settlement agreement with the State of New York. There are significant  preconditions  that must occur before such a settlement can occur. First, legislation must be passed by the New York State legislature. Second, similar legislation must be passed by the United States  Congress.  Third,  title to the proposed 29-acre site must be transferred  to the United States and accepted into trust for the benefit of the
Cayuga  Nation.  Fourth,  the Cayuga  Nation  must enter into a Class III gaming compact  with the State of New York.  The  negotiations  between the  interested parties are complex and we  anticipate  that there may be changes to our initial agreements.  We do not currently anticipate  settlement of these issues prior to
2006.

PROPOSED CONCORD AND GROSSINGER LAND ACQUISITION

     On March 3,  2005,  we  entered  into an  Agreement  and Plan of Merger and
Contribution  with  Concord  Associates  Limited  Partnership  ("Concord"),  and
Sullivan  Resorts,  LLC  ("Sullivan")  (the  "Merger  Agreement").   The  Merger
Agreement  amends and  supersedes  the November 12, 2004 letter  agreement.  The acquisition  is  expected  to allow us to  obtain  additional  casino  and hotel development sites, totaling over 1,200 acres of land.  Grossinger's Resort Hotel and Golf Course,  consists of  approximately  582 acres of land,  various unused hotel buildings, golf course and related facilities.  The Concord Hotel consists of approximately 163 acres of land, unused hotel buildings,  the Challenger golf course and  related  facilities.  The Concord  Resort and Golf Club,  leases the
International  golf course until the  property is  appropriately  subdivided  at which point Concord will convey fee title for no additional  consideration,  the ground lease for the Monster golf course,  a club house, and lodging and support facilities.

     If the transactions  contemplated by the merger agreement are completed, in exchange for each share of Empire  common stock owned,  holders will receive one share of New Empire common stock and in exchange for each share of Empire Series
B or Series E preferred stock, holders will receive one share of preferred stock in New Empire  having  equivalent  terms to the  Series B or Series E  preferred stock  respectively.  For the  contribution to New Empire of certain real estate assets,  Concord  will  receive  approximately  18 million  shares of New Empire common stock,  which will  constitute  approximately  40% of the total number of issued and outstanding  shares of the New Empire common stock on a fully diluted basis, and New Empire will assume or otherwise satisfy certain  indebtedness and liabilities not to exceed $30 million.  Prior to executing the Merger Agreement, we formed two new subsidiaries, New Empire and Merger Sub. Merger Sub will merge with and into our company, with our company being the surviving corporation.

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

     Robert  Berman,  a  member  of our  board of  directors  and  former  chief executive officer of Empire, Scott Kaniewski,  former Chief Financial Officer of
Empire, Morad Tahbaz,  former President of Empire, Ralph Bernstein,  a member of our board of directors,  Joseph  Bernstein,  a member of our board of directors, and certain of their affiliates,  beneficially  owning  approximately 40% of the voting  power of our common stock as of the date of the merger  agreement,  have entered into a voting  agreement.  Under the voting agreement,  Messrs.  Berman,
Kaniewski,  Tahbaz,  Bernstein,  and Bernstein,  and certain of their affiliates have granted to Concord an irrevocable  proxy to vote all of their shares of our common  stock in favor of  approval  and  adoption of the merger  agreement  and approval of the  transactions  contemplated by the merger  agreement and against any alternative  business  combination  proposal or any other action,  proposal, transaction  or  agreement  that  would  result  in  the  breach  of  any of our obligation under the merger agreement or of any of their  obligations  under the voting agreement.

     We anticipate the merger to close in late 2005 due to the complexity of the transaction.  We anticipate  restructuring  debt associated with the merger, and will  seek  various  amendments  (or  covenant  waivers)  to our  existing  debt instruments, prior to the closing.

MONTICELLO RACEWAY DEVELOPMENT

     Monticello Raceway Development is a New York limited liability company with the exclusive right to design, engineer, develop, construct, and furnish a Class
III Gaming  facility  that is proposed to be developed on 29 of the 232 acres of land at the Monticello Raceway in Monticello, New York.

     Monticello  Raceway   Development,   in  connection  with  its  gaming  and
development activities,  capitalizes certain legal,  architectural,  engineering and environmental  study fees, as well as other costs including  salaries of key personnel,  directly  related to the gaming license and  development of the real estate.  On June 30,  2005 in  accordance  with our  capitalization  policy,  we determined to recognize an impairment to our  capitalized  assets related to our agreements  with the Seneca - Cayuga Tribe of Oklahoma.  We elected to recognize an  impairment  loss of  approximately  $2.3  million  since the  likelihood  of recovering  these costs through the development of a project under the framework of our current  relationship  with the Seneca - Cayuga Tribe has become doubtful due to a variety of factors.  We will  continue to search for other  development opportunities for the proposed Merger Agreement.

     During the six  months  ended June 30,  2005 and 2004,  Monticello  Raceway
Development   capitalized   approximately   $2.5   million  and  $1.8   million,
respectively,   of  additional   costs   associated  with  advances  and  casino
development  projects.  Capitalized  costs that are specifically  related to our current Native American projects are refundable under certain  circumstances and are  non-interest-bearing.  When the financing of the operation is completed the gaming  license and  development  costs will be evaluated for refund ability and when  the  operations  of a  proposed  casino  commence  the  balance,  if  any, systematically  recognized over a determinable  period.  These capitalized costs are  periodically  reviewed  for  impairment.  Should the Cayuga  Nation fail to negotiate  a Compact  with the State of New York by  December  31,  2005 and the parties  fail to agree to  extend  the  agreements  we will  write off the costs specifically related to the Cayuga Catskill Resort. At June 30, 2005, Monticello
Raceway Development employed two full-time employees.

     We believe that our  management  agreement  with the Cayuga Nation with all appropriate  approval  will  generate  net  revenue  in the  first  year  of the development  contract.  In addition,  most of the costs that are  capitalized at
June 30,  2005 will be  reimbursed  through  provisions  of the  contracts  with development  capital raised by our Native  American  partners.  We are currently evaluating the available deferred tax asset to utilize when this revenue becomes realizable.

SENECA-CAYUGA CASINO DEVELOPMENT OPERATIONS

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

     In  addition to the  foregoing,  on May 5, 2005 we received a letter from a law firm purporting to represent the Seneca-Cayugas which stated that, following its  review of certain  documentation,  the firm had  concluded  that we and the
Seneca-Cayugas  do not have an  enforceable  or valid  contract  for any purpose
whatsoever.   The  letter   alleged  that   negotiations   between  us  and  the
Seneca-Cayugas  had  terminated  and inquired  whether we had a position that is different from their  conclusion.  We have received no official  confirmation of the  allegations  made in this  letter.  However,  since the date of this letter significant  changes  have  occurred  as  a  result  of  legislative  and  legal developments  affecting  the status of the  Seneca-Cayugas'  casino  development efforts  and we  have  conducted  no  further  official  negotiations  with  the
Seneca-Cayugas.  On August 2, 2005, a new Chief of the Seneca-Cayuga was elected who has re-affirmed their interest in moving forward with gaming projects in New
York. However,  our current agreement is due to expire on August 31, 2005. We do not  currently  have an  understanding  with the  Seneca-Cayugas  concerning  an extension to this  agreement and the  framework on which the previous  agreement was based has been  significantly  altered.  Accordingly,  although  it  remains possible that our agreement with the  Seneca-Cayugas  could be re-negotiated and renewed,  pursuant  to  our  policy  of  assessing  the  recoverability  of  its long-lived  assets,  we elected to write off those  development  costs  directly related  to  the  project.  Accordingly,  we  recognized  as a  loss  previously capitalized costs totaling approximately $2.3 million.

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

     The  significant  accounting  estimates  inherent in the preparation of our financial statements include estimates  associated with management's  evaluation of the recoverability of gaming related capitalized costs,  accounts receivable, the Horsemen's future purse liability and advances to tribal gaming authorities.

     In December 2004, the Financial  Accounting Standards Board ("FASB") issued
Statement of Financial  Accounting  Standards  ("SFAS") 123-R (revised  December
2004),  "Share-Based Payment",  which is a revision of SFAS 123, "Accounting for
Stock-Based  Compensation,"  and supersedes APB Opinion No. 25,  "Accounting for
Stock Issued to Employees."  This statement  requires that the fair value at the grant date resulting from all share-based payment  transactions be recognized in the  financial  statements.  Further,  SFAS 123-R  requires  entities to apply a fair-value based measurement method in accounting for these  transactions.  This value is recorded over the vesting  period.  On January 1, 2003, we adopted SFAS

123 and are  reporting  the fair value  recognition  provisions on a prospective basis. Recognition of expenses associated with the issuance of options has had a material  effect on  operating  results in past periods and will have a material effect in the periods that options are issued in the future.  We expect to adopt
SFA 123-R effective  January 1, 2006,  based on the new effective date announced by the SEC.

     RECENT ACCOUNTING PRONOUNCEMENTS.

     In December  2004,  the FASB issued SFAS No. 153,  EXCHANGES OF NONMONETARY
ASSETS - AN  AMENDMENT  OF APB  OPINION  NO. 29 ("SFAS  153").  SFAS No.  153 is
effective,  and will be adopted,  for nonmonetary  asset exchanges  occurring in fiscal periods beginning after June 15, 2005 and is to be applied prospectively.
The statement  eliminates the exception for fair value  treatment of nonmonetary exchanges of similar  productive assets and replaces it with a general exception for exchanges of nonmonetary  assets that do not have  commercial  substance.  A nonmonetary  exchange has  commercial  substance if the future cash flows of the entity  are  expected  to  change  significantly  as a result  of the  exchange.
Adoption is not expected to have a material effect on our financial  position or results of operations.

     In March 2005, the FASB issued Staff Position FIN46(R)-5, IMPLICIT VARIABLE
INTERESTS UNDER FASB INTERPRETATION NO. 46 (REVISED DECEMBER 2003). It addresses whether a  reporting  enterprise  should  consider  whether it holds an implicit variable  interest in a variable  interest  entity ("VIE") or potential VIE when certain specific  conditions exist. We do not expect any impact on our financial position or results of operations as a result of our adoption of FIN 46(R)-5.

     In March  2005,  the FASB  issued  Staff  Position  FIN47,  ACCOUNTING  FOR
CONDITIONAL ASSET RETIREMENT  OBLIGATIONS,  an interpretation of SFAS No.143. It is effective  no later than the end of fiscal  years  ending after  December 15,
2005. The statement clarifies the term "conditional asset retirement obligation"
as used in SFAS No. 143. We believe that we are already in  compliance  with the statement and do not expect any impact on our  financial  position or results of operations when it is adopted.

     In May 2005, the FASB issued  Statement of Financial  Accounting  Standards
No.  154,  Accounting  Changes  and Error  Corrections  ("SFAS  154").  SFAS 154
replaces  APB  Opinion  No. 20,  Accounting  Changes  and SFAS No. 3,  Reporting
Accounting  Changes in Interim  Financial  Statements.  SFAS 154 requires that a voluntary change in an accounting principle be applied  retrospectively with all prior period  financial  statements  presented on the new accounting  principle.
SFAS 154 also requires that a change in method of  depreciating  or amortizing a long-lived  non financial  asset be accounted for  prospectively  as a change in estimate,  and correction of errors in previously  issued  financial  statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation  of SFAS 154 is not  expected  to have a  material  impact on our consolidated financial statements.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

     Our  operations  during the three  months ended June 30, 2005 and 2004 were not similar due to the commencement of VGM operations on June 30, 2004.

     REVENUES.  Net  revenues  increased  approximately  $20.5  million  for the quarter ended June 30, 2005  compared to June 30, 2004.  The increase was due to the VGM operations that started June 30, 2004.

     OPERATING COSTS. Operating costs increased  approximately $15.2 million for the quarter ended June 30, 2005 compared to June 30, 2004 due to operating costs associated with the VGM operations.

     SELLING,  GENERAL AND ADMINISTRATIVE.  Selling,  general and administrative expenses  decreased by  approximately  $127,000 in the second quarter of 2005 as compared  to the  second  quarter  of 2004,  due  primarily  to a  reduction  of stock-based compensation in 2005.

     INTEREST EXPENSE. Interest expense was approximately $973,000 and $112,000, respectively,  for the  quarters  ended June 30, 2005 and 2004.  In July 2004 we issued $65 million senior  convertible  notes with an interest rate of 5.5%, and in  January  2005 we  entered  into a  revolving  credit  facility  with Bank of
Scotland, which increased interest expense in 2005.

     DEPRECIATION.  Depreciation  expense  was  approximately  $280,000  for the quarter  ended June 30, 2005 and $14,000  for the quarter  ended June 30,  2004.
This  variance  was due to  depreciation  of building  improvements,  furniture, fixtures and equipment  additions  relating to the VGM operations that commenced on June 30, 2004.

     SIX MONTHS  ENDED JUNE 30, 2005  COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

     Our operations  during the six months ended June 30, 2005 and 2004 were not similar due to the commencement of VGM operations on June 30, 2004.

     REVENUES.  Net revenues increased  approximately  $34.7 million for the six months ended June 30, 2005  compared to June 30,  2004.  The increase was due to the VGM operations that started June 30, 2004.

     OPERATING COSTS. Operating costs increased  approximately $28.0 million for the six months  ended June 30, 2005  compared to June 30, 2004 due to  operating costs associated with the VGM operations.

     SELLING,  GENERAL AND ADMINISTRATIVE.  Selling,  general and administrative expenses decreased  approximately $569,000 in the six months ended June 30, 2005 compared to the same  period in 2004 due  primarily  to a  reduction  in stock -
based compensation in 2005.

     INTEREST  EXPENSE.  Interest  expense was  approximately  $2.0  million and
$272,000, respectively, for the six months ended June 30, 2005 and 2004. In July
2004 we issued $65 million  senior  convertible  notes with an interest  rate of
5.5%, and in January 2005 we entered into a revolving  credit facility with Bank of Scotland, which increased interest expense in 2005.

     DEPRECIATION.  Depreciation expense was approximately  $557,000 for the six months  ended June 30, 2005 and $20,000 for the six months  ended June 30, 2004.
This  variance  was due to  depreciation  of building  improvements,  furniture, fixtures and equipment  additions  relating to the VGM operations that commenced on June 30, 2004.

     OTHER.  During  the  second  quarter  of 2005,  our  negotiations  under an agreement with the  Seneca-Cayugas  to develop  gaming  facilities was adversely affected by a variety of circumstances.  Pursuant to our policy of assessing the recoverability  of long-lived  assets, we elected to write off those development costs  directly  related to the project.  Accordingly,  we  recognized as a loss previously capitalized costs totaling approximately $2.3 million.

OPERATING EXPENSES

     For the six months  ending June 30, 2005 and the year ending  December  31,
2004,  all  operating  expenses  are  attributable  to  our  operations  through
Monticello  Raceway.  The following  table presents the expense  categories that comprise  operating  expenses  as a  percentage  of  total  operating  expenses.
Operating  expenses were not comparable for the six month period ending June 30,
2005 as  compared  to the  corresponding  six  month  period  in 2004 due to the start-up of our VGM operation on June 30, 2004.

                                             Six Months Ended June 30,      Year Ended December 31,
                                                        2005                          2004
                                             ------------------------------------------------------
As a percentage of revenue:
Purses, commissions and Cost of Sales                    80%                           71%
Labor and related expenses                               13%                           17%
Building occupancy related expenses                       6%                           10%
Other operating expenses                                  1%                            2%

                                                    --------                     ---------
Total operating expenses  (in thousands)             $ 35.2                        $ 44.3
                                                     ======                        ======

     New York State Lottery's share in the VGM revenue was  approximately  $12.0 and $21.4 million, respectively, during the three and six months ending June 30,
2005.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash  equivalents  ("cash")  decreased  approximately  $839,000 to approximately  $6.3 million as of June 30, 2005 from  December  31,  2004.  Cash increased  approximately $2.5 million during the six months ended June 30, 2004.
At June 30, 2005, approximately $5.3 million was borrowed on our credit facility with the Bank of Scotland.

                                                                            Six Months Ended
                                  (in thousands)               June 30, 2005             June 30, 2004
                                                          ----------------------------------------------

        Net cash used in operating activities                 $      (768)            $      (5,009)

        Net cash used in investing activities                      (4,892)                  (17,217)

        Net cash provided by financing activities                   4,821                    24,676
                                                              -----------             -------------
        Net increase (decrease) in cash                       $      (839)            $       2,450
                                                              ===========             =============

     Our  principal  source of liquidity is cash  generated  from our  operating activities,  the issuance of public or private  placement  debt, bank borrowings under our credit facility and the issuance of equity and debt securities.

     Our principal liquidity needs for the remaining six months of 2005 are:

     - fund normal recurring expenses;
     - meet debt service  requirements  including payment of approximately  $1.8 million of senior convertible note interest;
     - meet the obligations under our operating line-of-credit, which matures in
       January 2007;
     - fund obligations for our current and proposed development projects in the
       Catskills region of New York.

     On  August  1,  2005 our  interest  rate on our  senior  convertible  notes increased to 8%. On January 31, 2006, $2.6 million will be the interest  payment due on the senior convertible notes in the absence of the Trigger Event.

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
Therefore,  we do not believe  the  revenue  results for the first six months of
2005 will be indicative of the 2005 yearly total revenue.

     At June 30,  2005,  we had  undeclared  dividends on our Series E Preferred
Stock of  approximately  $3.5 million and undeclared  dividends of approximately
$83,000 on our Series B Preferred Stock. We have  historically paid the Series B
Preferred Stock dividends in common stock with few exceptions.

     At June 30,  2005,  included  in accrued  expenses  is  approximately  $3.8 million  relating to future  Horsemen  account race purses that we will fund for
Monticello  Raceway and approximately  $309,000 relating to the new legislation.
At December 31, 2004 the amount was  approximately  $2.6  million.  Our contract with the Horsemen expired on May 31, 2004.

     Net cash used in operating  activities during the six months ended June 30,
2005  totaled  approximately  $768,000,   which  is  primarily  attributable  to
corporate overhead.

     Net cash used in investing  activities  in during the six months ended June
30,  2005  totaled   approximately   $4.9  million,   consisting   primarily  of
approximately  $1.9 million for a new paddock and  equipment  and  approximately
$2.8  million  in costs  associated  with the  casino  development  project  and advances to Tribal Gaming Authorities.

     Net cash provided by financing  activities during the six months ended June
30, 2005 totaled approximately $4.8 million,  which is primarily attributable to approximately  $4.9 million from the proceeds of the revolving  credit  facility less deferred financing costs of approximately $54,000.

     In April 2005, a New York State law modification established a vendor's fee which amended the split of gross gaming  revenues to allow a greater  percentage to be  retained  by the  racetracks  for  operating  expenses.  Our  vendor  fee previously was not sufficient to cover the  significant  costs of  installation, security,  and  operation of video  lottery  terminals  while still  providing a sufficient return so as to ensure among other things that out-of-state operators did not have a competitive  advantage.  Currently the  additional  percentage is being held by the State of New York.  The amount  being held by the State of New
York at June  30,  2005 was  approximately  $1.7  million,  which  includes  the marketing allowance and is recorded as an account receivable at that date.

     Monticello Raceway Management  currently offers a point loyalty program for our VGM  customers  which allow them to earn points based on the volume of their
VGM  activity.  Points  earned by customers  are expensed in the period they are earned.  In  estimating  the amount of the  liability,  which was  approximately
$133,000 at June 30, 2005, we estimated a redemption  rate, a cost of rewards to be offered and the mix of cash,  goods and services for which reward points will be redeemed.  We use  historical  data to estimate  these  amounts.  We expensed approximately  $271,000 and $509,000 for the three and six months ended June 30,
2005, respectively.

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

     As consideration for the proposed merger, later in this fiscal year we will issue to Concord and Sullivan 18 million  common  shares which is  approximately
40% ownership on a fully diluted basis of our company. In addition to the shares of common stock,  we will assume  certain real estate related debt not to exceed
$30 million.

     As of  December  31,  2004,  we had net  operating  loss carry  forwards of approximately  $78  million  that expire  between  2008 and 2024.  The  Internal
Revenue  Code  allows the  offset of these net  operating  loss  carry  forwards against income earned in future years, thus reducing the tax liability in future years. Our merger with the operations of Catskill Development in 2004 limits the amount of usable  net  operating  losses due to the  change in  control.  We are evaluating the impact of the limitations for future application.

     The State of New York approved Monticello Raceway Management,  Inc. in 2002 for Empire Zone. Monticello Raceway Management,  Inc.is eligible for tax credits which are applied for when the company  files its' New York State  corporate tax returns. The credits, exemptions, and reductions are as follows.

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

     The Real Estate Tax credit and the Tax  Reduction  credit have a life of 15 years.  The Real  Estate Tax credit is a  refundable  credit of all real  estate taxes paid on an Empire Zone  Property.  The Real Estate Tax credit for 2004 was approximately  $200,000 which is included in our June 30, 2005 receivables.  The
Tax Reduction credit is a non-refundable credit used against NYS corporation tax due.

     The Sales Tax exemption is a credit that reduces the sales and use taxes by
4.25% on anything used within the Empire Zone.  The company  became  eligible in
2004, and this  exemption runs for ten years.  The 2004 savings from this credit was approximately  $75,000.  The savings for the quarter ended June 30, 2005 was approximately $52,000.

     On  May  23,  2005,  the  Board  of  Directors  agreed  to  compensate  our non-executive chairman $50,000 annually.

     On  July  30,  2002,   President   George  W.  Bush  signed  into  law  the
Sarbanes-Oxley  Act of 2002 (the  "Sarbanes-Oxley  Act"). The Sarbanes-Oxley Act
imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us in the future. The
Sarbanes-Oxley  Act  requires  review of  current  procedures  and  policies  to determine whether they comply with the new regulations  promulgated there under.
We have engaged a professional  service  corporation to assist management in its evaluation and compliance with the new requirements. We will continue to monitor
the  compliance  with  all  future   regulations  that  are  adopted  under  the
Sarbanes-Oxley  Act and have  begun  to take the  actions  necessary  to  ensure compliance.  We are anticipating  costs of approximately  $350,000 to attain the level of compliance required by the Sarbanes-Oxley Act.

OFF-BALANCE SHEET ARRANGEMENTS

     On January 12, 2004, in order to better focus on the  development  of a VGM program at the Raceway and current business arrangements with the Cayuga Nation, all our interests with respect to litigation against Harrah's Operating Company,
Inc.  which  alleged  tortuous   interference   with  contractual  and  business
relationships,  were transferred to a liquidating litigation trust. We agreed to provide the  litigation  trust with a $2.5 million line of credit.  Through June
30, 2005, a total of $650,000 had been disbursed to the litigation trust. Due to the  unpredictable  nature of the litigation and the pending  motions  currently under  review,  we have  provided  for a valuation  allowance  of  approximately
$650,000  against the receivable  from the litigation  trust.  We expect to make additional disbursements on this line of credit in fiscal year 2005.

     On May 23, 2005, in connection  with  appointment of Ronald J. Radcliffe as
Chief Financial Officer of the Company, we entered into an employment  agreement with Mr.  Radcliffe,  which  sets  forth  terms  and  provisions  governing  Mr.
Radcliffe's  employment as Chief  Financial  Officer.  The  Radcliffe  Agreement
provides  for an  initial  term of  three  years at an  annual  base  salary  of
$275,000.  Mr.  Radcliffe  shall be entitled to  participate in any annual bonus plan or equity based incentive programs maintained by the Company for its senior executives. In connection with his employment,  Mr. Radcliffe received an option grant a 10 year non  qualified  stock option to purchase  150,000  shares of our common  pursuant  to the 2005  Equity  Incentive  Plan,  subject to  shareholder approval, at an exercise price per share of $3.99, vesting 33% 90 days following the grant date, 33% on the first  anniversary of the grant and 34% on the second anniversary of the grant. In addition,  in connection with  appointment of David
P. Hanlon as Chief Executive Officer and President of Empire Resorts,  Inc. , we
entered into an employment agreement with Mr. Hanlon, which sets forth terms and provisions  governing Mr.  Hanlon's  employment as Chief  Executive  Officer and
President.  The Hanlon Agreement  provides for an initial term of three years at an annual base salary of $500,000.  Mr. Hanlon shall be entitled to  participate in any annual bonus plan or equity based  incentive  programs  maintained by the
Company for its senior executives. In connection with his employment, Mr. Hanlon received an option  grant of a 10-year  non-qualified  stock  option to purchase
1,044,092 shares of our common stock pursuant to the 2005 Equity Incentive Plan, subject  to  shareholder  approval,  at an  exercise  price  per share of $3.99, vesting 33% 90 days  following the grant date,  33% on the first  anniversary of the grant and 34% on the second anniversary of the grant. Mr. Hanlon received an additional  option grant of a  non-qualified  stock  option to purchase  720,000 shares, subject to shareholder approval and the closing of transaction among the
Company,  Empire  Resorts  Holdings  Inc.,  Empire  Resorts Sub,  Inc.,  Concord
Associates Limited Partnership and Sullivan Resorts (the "Concord Transaction"),
vesting 33% on the later to occur of (i) the closing of the Concord  Transaction and (ii) 90 days  following the date of grant,  33% on the first  anniversary of the grant and 34% on the second  anniversary  of the grant.  We also granted Mr.
Hanlon 261,023  restricted  shares,  pursuant to the 2005 Equity Incentive Plan, subject to shareholder approval, vesting 33% on the grant date, 33% on the first anniversary of grant, and 34% on the second anniversary of the grant. Mr. Hanlon
received  an  additional  grant  of  180,000  restricted   shares,   subject  to
shareholder approval and the closing of the Concord Transaction,  vesting 33% on grant date, 33% on first anniversary and 34% on second anniversary.

     We agreed to provide certain benefits to Mr. Hanlon,  including maintaining a term  life  insurance  policy  on the  life of Mr.  Hanlon  in the  amount  of
$2,000,000 and reimbursement for relocation  expenses and expenses for temporary housing.

     On May 23, 2005,  we agreed to issue 50,000  options to purchase our common stock at a strike price of $3.99 to John Sharpe, our new non-executive  Chairman of the Board of Directors. The issuance is pursuant to the 2005 Equity Incentive
Plan and is subject to shareholder  approval.  The options will vest immediately upon grant and expire in ten years from that date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not utilize  financial  instruments for trading purposes and holds no derivative  financial  instruments  which could  expose it to market  risk.  Our exposure to market risks related to fluctuations in interest rates is limited to our  variable  rate  borrowings  of $5.3  million  at June 30,  2005  under  our revolving  credit  facility.  A change in  interest  rates of one percent on the balance  outstanding  at June 30,  2005  would  cause a change  in total  annual interest costs of $53,000.  The carrying values of these borrowings  approximate their fair values at June 30, 2005.

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

     We carried out an evaluation as of June 30, 2005, under the supervision and with the participation of management,  including the Chief Executive Officer and
Chief Financial Officer, of the effectiveness of the design and operation of its disclosure  controls and procedures as required by Rule 13a-15 of the Securities
Exchange  Act of 1934,  as  amended.  Based  upon  that  evaluation,  the  Chief
Executive  Officer and the Chief Financial Officer concluded that our disclosure controls  and  procedures  are  effective  to timely  alert them to any material information  (including our consolidated  subsidiaries) that must be included in our periodic Securities and Exchange Commission filings.

     At the end of fiscal year 2006,  Section 404 of the Sarbanes-Oxley Act will require our  management  to provide in our annual  report an  assessment  of the effectiveness  of  our  internal  controls  over  financial  reporting  and  our independent  registered  public  accounting  firm will be  required to attest to management's  assessment.  We are in the  process of  performing  the system and process  documentation,  evaluation  and testing  required for our management to make this assessment and for the auditors to provide its attestation  report. We have not completed this process or its assessment, and this process will require significant  amounts of our  management's  time and resources.  In the course of evaluation and testing, our management may identify  deficiencies that will need to be addressed and remediate.

CHANGES IN OUR FINANCIAL REPORTING INTERNAL CONTROLS.

     There has been no change in our internal  control over financial  reporting
(as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act)
during our fiscal quarter ended June 30, 2005 that has materially  affected,  or is reasonably likely to materially  affect,  our internal control over financial reporting.

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

OTB LITIGATION

     On June 15, 2005,  The New York City  Off-Track  Betting  Corporation  (the
"NYCOTB") brought an action in the Supreme Court of the State of New York County of New York, against The New York State Racing and Wagering Board (the "Board"),
Yonkers Raceway and Monticello  Raceway.  In its Notice of Petition,  the NYCOTB
alleges that (i) on February 16, 2005, the Board erroneously interpreted the New
York Racing,  Pari-Mutuel  Wagering  and Breeding Law when it concluded  that in order for New York State regional off-track betting corporations (the "OTBs") to accept  wagers on and display  simulcast  signals of  out-of-state  thoroughbred races  conducted  after 7:30 p.m., the OTBs must pay the harness tracks in their region a minimum payment (the "Minimum Payment"),  exclusive of commissions paid by such OTBs to those harness tracks for  out-of-state  harness races run before
6:00 p.m.; (ii) on February 16, 2005, the Board  erroneously  concluded that the
Minimum  Payment must be calculated  separately as to each harness track located with an OTB's  region,  and paid  separately  to each  track,  rather than on an aggregate  regional  basis;  (iii) on  February  23,  2005,  the Board  erred in requiring OTBs to distribute a portion of retained  commissions on  thoroughbred races conducted at out-of-state  tracks to their regional harness tracks on days on which neither the New York State Racing  Association is conducting racing nor are the regional  harness  tracks  accepting  wagers or displaying the simulcast signal from any other thoroughbred tracks ("Dark Days"); (iv) the determinations made by the Board on February 16, 2005 and February 23, 2005 were the functional equivalent of administrative rule-making, in violation of New York State law and
(v) the  determinations  made by the Board on February 16, 2005 and February 23,
2005 were arbitrary and capricious,  as the Board lacked the statutory authority to  make  such  determinations.  The  NYCOTB  seeks  judicial  annulment  of the determinations  made by the Board on  February  16, 2005 and  February  23, 2005
regarding how the Minimum Payment is calculated, that Minimum Payments should be calculated  separately  with  respect to each  regional  harness  track and that payments  must be made by OTBs to  regional  harness  tracks  on Dark  Days.  In addition,  the  NYCOTB  is  seeking a refund of all  moneys  paid to  Monticello
Raceway by it as a result of the  determinations  made by the Board on  February
16, 2005 and February 23, 2005,  which  according to the June 15, 2005 Notice of
Petition, total approximately $1,700,000.

     At the same time, each of Suffolk Regional Off-Track Betting Corporation
(the "SROTB"), Nassau Regional Off-Track Betting Corporation (the "NROTB") and
The Catskill Regional Off-Track Betting Corporation (the "CROTB") brought substantially similar actions against the Board, Yonkers Raceway and Monticello
Raceway in the Supreme Court of the State of New York County of Suffolk, the
Supreme Court of the State of New York County of Nassau and the Supreme Court of
the State of New York County of Orange, respectively, seeking substantially similar remedies. However, while the CROTB stated in its Notice of Petition that it paid Monticello Raceway approximately $363,000 due to the determinations made by the Board on February 16, 2005 and  February  23, 2005,  which the CROTB now seeks  reimbursement  for,  neither of the Notice of Petitions  filed by the
SROTB nor the NROTB state any sum certain paid to Monticello  Raceway due to the determinations  made by the Board on February 16, 2005 and February 23, 2005 for
which they too now seek reimbursement.

SUBSEQUENT EVENTS

     Since the following events (the "Trigger Event") did not occur on or before
July 31, 2005:  publication in the Federal Register of approval by the Secretary of the Interior of a Class III gaming  compact for the Cayuga  Catskill  Resort;
written  approval of a gaming  facility  management  agreement  on behalf of the chairman of the National  Indian Gaming  Commission;  or the land in Monticello,
New York to be used for the  development  of the Cayuga  Catskill  Resort having been transferred to the United States in trust for the Cayuga Nation, the senior convertible notes will accrue interest from and after July 31, 2005 at an annual rate of 8%. The  interest  rate will return to 5.5% upon the  occurrence  of the foregoing events. In addition,  since the foregoing events did not occur by July
31,2005 the initial conversion price was reset from $13.75 to $12.56 per share.

     On July 22, 2005,  the Board of Directors  appointed  Robert H. Friedman to the board and issued  15,000  options to purchase  our common stock at $4.02 per share. These options were issued pursuant to our 2004 stock option plan.

     We have been advised that on July 18, 2005, Mr. Franklin Keel, the Regional
Director of the Eastern  Regional  Division of the Bureau of Indian Affairs sent letters to two groups of members of the Cayuga Nation currently  seeking federal recognition  of  their  tribal  leadership.  Mr.  Keel  did  not  grant  federal recognition to either group, but offered to assist with mediation or other means of conflict  resolution.  Although the degree to which the Cayuga  Nation honors our current  agreements  with respect to the planned Cayuga  Catskill  Resort is ultimately  an internal  matter for the Cayuga  Nation,  the question of federal recognition is a matter that may affect the approval  process for any management agreement by the National Indian Gaming Commission. We has indicated our support for  efforts to resolve the  leadership  and  federal  representation  issues as promptly as possible through mediation or other conflict resolution means.

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

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EMPIRE RESORTS, INC.

  Dated: August 11, 2005                   /s/ David P. Hanlon
                                           -------------------------------------
                                           David P. Hanlon
                                           President and Chief Executive Officer

  Dated:  August 11, 2005                  /s/ Ronald J. Radcliffe
                                           -------------------------------------
                                           Ronald J. Radcliffe
                                           Chief Financial Officer

