Form 10-Q
period 2005-09-30
EMPIRE RESORTS INC
filed 2005-11-14
CIK 906780

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
     ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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
    incorporation or organization)

           701 N. GREEN VALLEY PARKWAY, SUITE 200, HENDERSON, NV 89074
               (Address of principal executive offices)(Zip Code)

                                 (702) 990-3355
              (Registrant's telephone number, including area code)

               RT. 17B, P.O. BOX 5013, MONTICELLO, NEW YORK, 12701
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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares  outstanding of the issuer's  common stock,  as of November
10, 2005 was 26,305,253.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                                      INDEX

PART I                        FINANCIAL INFORMATION                     PAGE NO.
------                        ---------------------                     --------

ITEM 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of September 30, 2005
                and December 31, 2004...................................   3

          Condensed Consolidated Statements of Operations for the
                three and nine months ended September 30, 2005 and 2004..  4

          Condensed Consolidated Statements of Cash Flows for the
                nine months ended September 30, 2005 and 2004...........   5-6

          Notes to Condensed Consolidated Financial Statements ..........  7-23

ITEM 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................  24-33

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk.....  34

ITEM 4.   Controls and Procedures........................................  34

PART II                       OTHER INFORMATION
-------                       -----------------

ITEM 1.   Legal Proceedings..............................................  35-36

                         PART I--FINANCIAL INFORMATION
                         ITEM 1.--FINANCIAL STATEMENTS
                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          SEPTEMBER    DECEMBER 31,
                                                                           30, 2005       2004
                                                                         (UNAUDITED)     (AUDITED)
                                                                         -----------     ---------
        ASSETS

Current assets:
        Cash and cash equivalents                                          $  6,297     $  7,164
        Restricted cash                                                         611          159
        Accounts receivable                                                   5,099        2,680
        Prepaid expenses and other current assets                             1,547          874
                                                                           --------     --------
                          Total current assets                               13,554       10,877

Property and equipment, net                                                  32,808       33,147
Advances - Tribal Gaming Authorities                                            700          925
Deferred financing costs, net of accumulated amortization of $563
in 2005 and $134 in 2004                                                      3,119        3,009
Deferred development costs                                                    3,890        3,890
Gaming license and development costs                                         10,533        8,905
                                                                           --------     --------
TOTAL ASSETS                                                               $ 64,604     $ 60,753
                                                                           ========     ========
        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
        Revolving credit facility                                          $  7,345     $     --
        Accounts payable                                                      3,565        3,805
        Construction costs payable                                               --        1,447
        Accrued expenses and other current liabilities                        6,747        5,493
                                                                           --------     --------
                          Total current liabilities                          17,657       10,745

Senior convertible notes                                                     65,000       65,000
                                                                           --------     --------
Total liabilities                                                            82,657       75,745

Stockholders' deficit:
        Preferred stock, 5,000 shares authorized; $0.01 par value -
               Series B, 44 shares issued and outstanding                        --           --
               Series E, $10.00 redemption value, 1,731 shares issued
               and outstanding                                                6,855        6,855
        Common stock, $0.01 par value, 75,000 shares authorized, 26,205 and 26,080 shares issued and outstanding in 2005 and 2004,
        respectively                                                            262          261
        Additional paid in capital                                           19,174       15,284
        Accumulated deficit                                                 (44,344)     (37,392)
                                                                           --------     --------
                          Total stockholders' deficit                       (18,053)     (14,992)
                                                                           --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $ 64,604     $ 60,753
                                                                           ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT FOR PER SHARE DATA) (UNAUDITED)

                                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                                         2005         2004         2005         2004
                                                                         ----         ----         ----         ----
   REVENUES:
Racing                                                               $  3,828     $  2,446     $ 10,406     $  7,251
Gaming                                                                 20,696       18,151       51,511       18,461
Food, beverage and other                                                1,646        1,590        3,738        1,705
                                                                     --------     --------     --------     --------
                                                                       26,170       22,187       65,655       27,417
GROSS REVENUES
LESS: PROMOTIONAL ALLOWANCES                                             (522)        (331)      (1,364)        (331)
                                                                     --------     --------     --------     --------
   NET REVENUES                                                        25,648       21,856       64,291       27,086

    COSTS AND EXPENSES:
Operating costs:
Racing                                                                  2,015        1,808        6,627        8,710
Gaming                                                                 17,483       17,833       46,014       18,080
Food, beverage and other                                                  668          735        1,527          769
                                                                     --------     --------     --------     --------
          Total operating costs                                        20,166       20,376       54,168       27,559
Selling, general and administrative                                     4,885        2,013        9,988        7,738
Depreciation                                                              282          316          839          336
Amortization of deferred financing costs                                  146           56          429          300
Interest expense                                                        1,318          628        3,314          965
                                                                     --------     --------     --------     --------
TOTAL COSTS AND EXPENSES                                               26,797       23,389       68,738       36,898
                                                                     --------     --------     --------     --------
       LOSS FROM OPERATIONS                                            (1,149)      (1,533)      (4,447)      (9,812)
Write off of advances to Tribal Gaming Authorities                         --           --          620           --
Write off of gaming license and development costs                          45           --        1,743           --
                                                                     --------     --------     --------     --------
                              NET (LOSS)                               (1,194)      (1,533)      (6,810)      (9,812)
DIVIDENDS PAID ON PREFERRED STOCK                                          --           --           --           30
CUMULATIVE UNDECLARED DIVIDENDS ON PREFERRED STOCK                        388          388        1,164        1,122
                                                                     --------     --------     --------     --------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                           $ (1,582)    $ (1,921)    $ (7,974)    $(10,964)
                                                                     ========     ========     ========     ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED:         26,147       26,075       26,111       24,905
NET LOSS PER COMMON SHARE, BASIC AND DILUTED                         $  (0.06)    $  (0.07)    $  (0.31)    $  (0.44)
                                                                     ========     ========     ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                           (UNAUDITED) (IN THOUSANDS)

                                                                                       2005         2004
                                                                                       ----         ----
                        CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                          $ (6,810)    $ (9,812)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
       Depreciation                                                                      839          336
       Amortization of deferred financing costs                                          429          300
       Allowance for doubtful accounts - Advances Litigation Trust                       195           --
       Write off of advances to Tribal Gaming Authorities                                620           --
       Write off of gaming license and development costs                               1,743           --
       Stock-based compensation                                                        3,694        2,227
  Changes in operating assets and liabilities:
         Restricted cash                                                                (452)           7
         Accounts receivable                                                          (2,419)         (20)
         Prepaid expenses and other current assets                                      (673)        (843)
         Accounts payable                                                             (1,217)      (2,731)
         Accrued expenses and other current liabilities                                1,254        2,493
                                                                                    --------     --------
  NET CASH USED IN OPERATING ACTIVITIES                                               (2,797)      (8,043)
                                                                                    --------     --------
                        CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                                 (1,948)     (27,959)
  Cash acquired from acquisition                                                          --           18
  Advances- Litigation Trust                                                            (195)          --
  Advances - Tribal Gaming Authorities                                                  (395)        (155)
  Gaming license and development costs                                                (2,394)      (1,708)
                                                                                    --------     --------
  NET CASH USED IN INVESTING ACTIVITIES                                               (4,932)     (29,804)
                                                                                    --------     --------
                        CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility                                              6,860           --
  Proceeds from exercise of stock options and warrants                                    56          119
  Proceeds from the issuance of common stock                                              --       30,375
  Proceeds from the issuance of senior convertible notes                                  --       62,218
  Excess of market value over carrying value of property and equipment purchased          --      (30,825)
  Deferred financing costs                                                               (54)        (314)
  Preferred stock dividends paid                                                          --          (30)
  Stock issuance expenses                                                                 --       (2,317)
  Repayment of promissory notes                                                           --       (5,073)
  Repayment of note payable, bank                                                         --       (3,470)
                                                                                    --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              6,862       50,683
                                                                                    --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (867)      12,836

CASH AND CASH EQUIVALENTS, beginning of period                                         7,164        1,354
                                                                                    --------     --------
CASH AND CASH EQUIVALENTS, end of period                                            $  6,297     $ 14,190
                                                                                    ========     ========

                                   (Continued)

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                           (UNAUDITED) (IN THOUSANDS)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:                              2005       2004
                                                                               -----      ----
Cash paid for interest during the period                                      $3,766    $  319

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Issuance of promissory note and redemption of common stock                    $   --    $5,073
Accrued construction costs                                                    $   --    $2,714
Common stock issued for development costs                                     $   --    $1,450
Common stock issued in settlement of preferred stock dividends                $  142    $  210
Deferred financing costs of senior convertible notes                          $   --    $2,782
Deferred financing costs paid with proceeds from revolving credit facility    $  485    $   --
Noncash additions to gaming license and development costs                     $  977    $  378

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

BASIS OF PRESENTATION AND GENERAL INFORMATION

         The accompanying  unaudited Condensed Consolidated Financial Statements have  been  prepared  in  compliance  with  Rule  10-01  of  Regulation  S-X and accounting  principles  generally  accepted  in the  United  States  of  America
("GAAP"),  as applicable to interim  financial  information  and following other requirements  of the  Securities  and  Exchange  Commission  ("SEC") for interim
reporting.   Accordingly,   the  unaudited  Condensed   Consolidated   Financial
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

         The unaudited Condensed Consolidated  Statements of Operations and Cash
Flows for the  three and nine  months  ended  September  30,  2004  include  our accounts and certain  assets and  liabilities  of Catskill  Development,  L.L.C.
("Catskill Development"),  which were not significant and were consolidated with ours effective January 12, 2004.

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REVENUE AND EXPENSE  RECOGNITION.  Revenues represent (i) revenues from pari-mutuel  wagering,  (ii)  the net win  from  video  gaming  machine  ("VGM")
operations and (iii) food and beverage sales, net of promotional  allowances and other  miscellaneous  income.  We recognize  revenues from pari-mutuel  wagering earned from live harness  racing and simulcast  signals from other tracks at the end of each racing day,  before  deductions of such related  expenses as purses, stakes and awards.  Revenues from the VGM operations is the  difference  between the amount wagered by bettors and the amount paid out to bettors and is referred to as the net  win.  The net  win is  included  in the  amount  recorded  in our consolidated financial statements as gaming revenue. We deposit the net win from the video lottery  operations  daily, the State of New York deducts its share of the net win from the account,  a portion of the balance is allocated to Horsemen and  Breeder's  for harness  horse racing  activities  and the  remainder is our commission.  We recognize incentives related to casino play and points earned in loyalty  programs as a direct  reduction of VGM revenue.  We recognize  revenues from the VGM  operations  at the end of each day.  Operating  costs  include (i)
amounts collected by us, then paid to the New York State Lottery for the State's share of the net win,  (ii) amounts due to the Horsemen and  Breeder's for their share of the net win and (iii) amounts paid for harness  racing  purses,  stakes and awards.  Also included in operating costs are the costs  associated with the sale of food, beverage and other miscellaneous items and the marketing allowance from the State of New York.

         POINT LOYALTY  PROGRAM.  We currently offer a point loyalty program for our VGM  customers  that allows them to earn points based on the volume of their
VGM  activity.  All points  earned by  customers  are recorded as expense in the period they are earned. The estimated amount of points redeemable is recorded as a reduction of revenue and included in promotional allowances. In estimating the amount of the liability for unredeemed points, which was approximately  $144,000 at September  30, 2005,  we estimate a redemption  rate, a cost of rewards to be offered and the mix of cash,  goods and services for which reward points will be redeemed. We use historical data to estimate these amounts.

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
Under the terms of our  revolving  credit  facility with Bank of Scotland we are required to maintain a bank account in the amount of $400,000 for the benefit of the bank. This account, including all earnings thereon, is to be maintained as a reserve  account and is to be refunded to the  Company  upon  settlement  of all obligations  and the  termination  of the loan  commitment  under the  revolving credit  facility.  Restricted cash comprises the balance in this account as well as the balance in the capital improvement fund.

         ACCOUNTS  RECEIVABLE.  Accounts  receivable  are  reported at the gross amount  outstanding.  Management  expects to  collect  the  entire  amount  and, accordingly,  determined that no allowance is required at September 30, 2005 and
December 31, 2004. In the normal course of business,  we settle wagers for other racetracks and are potentially exposed to credit risk. These wagers are included in accounts  receivable.  Also included in accounts  receivable is approximately
$3.1 million due from the New York State lottery  resulting from a change in the law governing lottery revenues in April, 2005.

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

         LOSS PER COMMON SHARE. We compute basic loss per share by dividing loss to common stockholders by the weighted-average common shares outstanding for the year.  Diluted  earnings per share  reflects the potential  dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted  into common stock or resulted in the issuance of common stock that then  shared in the  earnings  of the  entity.  Since the effect of  outstanding options and warrants is  anti-dilutive  with  respect to losses,  they have been excluded from our  computation  of loss per common share.  Therefore,  basic and diluted  losses per common share for the three and nine months  ended  September
30, 2005 and 2004 were the same.

         ADVERTISING. We expense the costs of general advertising, promotion and marketing programs at the time the costs are incurred.  Advertising  expense was approximately  $481,000  and  $1,074,000,  respectively,  for the three and nine months ended September 30, 2005 and $492,000 and $675,000, respectively, for the three and nine months ended September 30, 2004.

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

         STOCK-BASED COMPENSATION.

         In December 2004,  the Financial  Accounting  Standards  Board ("FASB")
issued  Statement  of Financial  Accounting  Standards  No. 123 (Revised  2004),
"Share Based Payment"  ("SFAS  123-R"),  which replaces the existing SFAS No.123 and supercedes  Accounting  Principles  Board ("APB") Opinion No.25.  SFAS 123-R
requires companies to measure and record compensation  expense for stock options and other  share-based  payment based upon the instruments'  fair value, and, as issued,  is effective for interim and annual reporting  periods  beginning after
June 15, 2005.  However,  on April 14, 2005, SEC announced the adoption of a new rule that amends the compliance  date for SFAS 123-R.  The SEC's new rule allows companies  to implement  SFAS 123-R at the start of their fiscal year  beginning after June 15, 2005, which for us would be January 1, 2006.

         As of January 1, 2003,  approximately  two years  before  SFAS 123R was issued, we began measuring and recording  compensation expense for stock options and other share-based payment based upon the instruments' fair value. We utilize a standard option pricing model (i.e.,  Black-Scholes) to measure the fair value of stock  options  granted  to  Employees  and  non-employees.  While SFAS 123-R permits  entities to continue to use such a model, the standard also permits the use of a "lattice" model.

         We expect to adopt SFAS 123-R  effective  January 1,  2006,but have not yet determined  which of the option pricing models we will use. In addition,  we have not determined if a change in model will impact on our financial statements after adopting SFAS 123-R for periods beyond 2005.

         RECLASSIFICATIONS.  Certain prior period amounts have been reclassified to conform to the current period presentation.

         RECENT ACCOUNTING PRONOUNCEMENTS.

         On July 14,  2005,  FASB issued its  Exposure  Draft,  "Accounting  for
Uncertain Tax Positions",  which is a proposed  interpretation to FASB Statement
No. 109,  "Accounting  for Income  Taxes." This  proposed  interpretation  would require an  enterprise  to  recognize,  in its  financial  statements,  the best estimate of the impact of a tax  position.  In  evaluating  whether the probable recognition  threshold has been met, this proposed  interpretation would require the  presumption  that the tax  position  will be  evaluated  during an audit by taxing  authorities.  The term probable is used in this proposed  interpretation consistent with its use in FASB Statement No. 5, "Accounting Contingencies",  to
mean "the future event or events are likely to occur."  Individual tax positions that fail to meet the probable  recognition  threshold will generally  result in either (a) a reduction  in the  deferred  tax asset or an increase in a deferred tax  liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund  receivable.  The impact may also include both
(a) and (b). The proposed interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005. The initial recognition of the effect of applying the proposed interpretation would be a cumulative effect of a
change  in   accounting   principle.   The  comment   period  for  the  proposed
interpretation ends on October 28, 2005. The Company is currently evaluating the impact of the Exposure Draft on its financial statements.

NOTE B. PROPERTY AND EQUIPMENT

                                              (IN THOUSANDS)
                                    SEPTEMBER 30,      DECEMBER 31,
                                         2005              2004
                                    ----------------------------------

Land                                 $    770            $    770
Land improvements                       1,488               1,481
Buildings                               4,583               4,564
Building improvements                  24,441              23,966
Vehicles                                  130                 130

Furniture, fixtures and equipment       2,743               2,743
                                     --------            --------

                                       34,155              33,654

Less - Accumulated depreciation        (1,347)               (507)
                                     --------            --------

NET BOOK VALUE                       $ 32,808            $ 33,147
                                     ========            ========

Depreciation expense was approximately $282,000 and $316,000,  respectively, for the three months ending September 30, 2005 and 2004 and  approximately  $839,000 and $336,000,  respectively,  for the nine months ending  September 30, 2005 and
2004.

NOTE C.  ADVANCES TO TRIBAL GAMING AUTHORITIES

         We have made  payments  to fund  certain  expenses  of both the  Cayuga
Nation of New York (the "Cayuga Nation") and the Seneca-Cayuga Tribe of Oklahoma
(the  "Seneca-Cayugas")  to help cover development costs for the proposed gaming facilities  and other  development  projects.  We agreed to provide  development assistance and support  additional  professional  fees in  conjunction  with the establishment and initial operations of tribal gaming authorities for the Cayuga
Nation  for  gaming  operations  in the State of New York.  These  advances  are
refundable  under  certain  circumstances  and  are  non-interest-bearing.   The
repayment of these advances is ultimately  dependent upon the development of the project. As of September 30, 2005 and December 31, 2004,  approximately $700,000 and $925,000, respectively, has been capitalized. On June 30, 2005 in accordance with our capitalization  policy, we determined to recognize an impairment to our capitalized  assets  related  to our  agreements  with  the  Seneca-Cayugas.  We recognized an  impairment  loss of $620,000  since the  likelihood of recovering these costs  through the  development  of a project  under the  framework of our current  relationship  with the  Seneca-Cayugas  has  become  doubtful  due to a variety of factors as further described in Note E.

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

NOTE E.  GAMING LICENSE AND DEVELOPMENT COSTS

         In connection with the development of real estate for additional gaming activities,  we have incurred various costs. As of December 31, 2004, Monticello
Raceway Development had capitalized  approximately $8.9 million. During the nine months ended  September 30, 2005,  Monticello  Raceway  Development  capitalized approximately  $3.4  million of  additional  costs.  Capitalized  costs that are specifically  related to Native American  projects are refundable  under certain circumstances and are  non-interest-bearing.  When the financing of the relevant operation  is  completed,  the  gaming  license  and  development  costs will be evaluated for  refundability,  and when the  operations  of the proposed  casino commence,  the balance of our capitalized  costs, if any, will be systematically recognized over a determinable  period. These capitalized costs are periodically reviewed  for  impairment.  During the second  quarter of 2005,  our  efforts to develop a gaming facility with the Seneca-Cayugas  were  significantly  modified for a number of reasons,  including changes in the legal and political landscape and breakdowns in communications between us and the Seneca-Cayugas.  Pursuant to our policy of assessing the  recoverability of its long-lived assets, we elected
to  write  off  those   development  costs  directly  related  to  the  project.
Accordingly,  we recognized as an impairment loss previously  capitalized  costs totaling  approximately $1.7 million.  We are continuing to work with the Cayuga
Nation to develop a gaming facility.  These efforts have been adversely affected by leadership  issues  affecting the Cayuga Nation and have included claims with regard to decisions by the Cayuga Nation government that are consistent with the view that our agreements with the Cayugas have expired or been  repudiated.  The resolution  of these issues under Cayuga law,  which relies on  traditions  that have not been extensively  documented,  is the sole responsibility of the Cayuga
Nation, although the Bureau fo Indian Affairs is assisting in efforts to mediate the potential  differences between the parties. One of the issues in question is who the federally recognized representative of the Tribe is. While this does not necessarily affect relationships  between the Tribe and the State of New York or the Company,  it would  directly  affect the necessary  federal  approvals for a gaming enterprise. The current federally recognized representative has expressed a lack of support  for the  Company's  efforts  in the past.  In June of 2005 we entered into an agreement  with members of the Cayuga Council who are working to form a  provisional  government  consistent  with the  results of a recent  poll indicating  support  for the  project  by members  of the  Cayuga  Nation.  This agreement extends our principal agreements with the Cayuga Nation until December

31,  2005.  We cannot  predict the outcome of the efforts  that are  underway to attempt to resolve the  leadership  issues  within the Cayuga  Nation.  However, based upon our current access to sites which we believe to be highly suitable as sites for Native American gaming  authorized under existing New York law and the indications  of support for a gaming project as expressed by the recent poll, we are optimistic that the leadership  issues will only delay,  rather than defeat, our mutual  efforts with the Cayuga  Nation to  establish a gaming  facility for them in the  Catskills.  Development  costs  include costs  associated  with our
Agreement and Plan of Merger and Contribution  with Concord  Associates  Limited
Partnership and Sullivan Resorts, LLC.

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

         The notes initially accrued interest at an annual rate of 5.5%, subject to the occurrence of the "Trigger Event". All of the following events constitute a Trigger Event under the notes: publication in the Federal Register of approval by the  Secretary of the  Interior of a Class III gaming  compact for the Cayuga
Catskill Resort;  written approval of a gaming facility management  agreement on behalf of the chairman of the National Indian Gaming Commission; and the land in
Monticello,  New  York to be used for the  development  of the  Cayuga  Catskill
Resort  having  been  transferred  to the United  States in trust for the Cayuga
Nation.  Since these events have not occurred,  the notes have accrued  interest from and after July 31,  2005 at an annual  rate of 8%. The  interest  rate will return to 5.5% upon the occurrence of the Trigger Event.

         The notes can be converted  into shares of our common stock at any time prior to maturity,  redemption or  repurchase.  The initial  conversion  rate is
72.727 shares per each $1,000 principal amount of notes,  subject to adjustment.
This conversion rate was equivalent to an initial conversion price of $13.75 per share.  In the event that the notes  convert  prior to July 31, 2007, we will be required to make an additional  make-whole payment equal to the present value of all  remaining  scheduled  payments  of  interest  on the notes to be  converted through and including July 31, 2007, assuming for such purpose that the interest rate in effect as of the conversion date shall apply for all subsequent interest periods  through July 31, 2007. Any  make-whole  payment will be payable in cash or, at our option, in shares of our common stock at a 5% discount to the average closing  bid price of our  common  stock for the 10  trading  days  prior to the conversion date.

         Since the Trigger Event did not occur on or prior to July 31, 2005, the initial  conversion rate per each $1,000  principal amount of notes was reset to
$12.56 per share.

         We are  obligated  to use our best  efforts  to cause the notes and the guarantees  to  become  secured  by a  mortgage  on our  232  acres  of  land in
Monticello, New York (with such mortgage being released with respect to the site of the Cayuga  Catskill Resort as required to transfer such site into trust with the United  States for the Cayuga  Nation and with respect to all 232 acres upon the occurrence of the Trigger Event).  At September 30, 2005, the holders of the senior convertible notes did not have the benefit of this security interest.

         For the three and nine months ended  September  30, 2005, we recognized approximately  $1.2 million and $3.0 million  respectively  in interest  expense associated with the senior convertible notes.

         We will be seeking the consent of the holders of our 5 1/2% convertible senior notes in order to amend certain  provisions  of the  indenture  governing such notes to give management of the Company greater flexibility in developing a
Native American  casino at Monticello  Raceway with other Native American tribes beside the Cayuga Nation of New York.

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

         We recognized  approximately  $153,000 and $362,000,  respectively,  in interest  expense for this  facility in the three  months and nine months  ended
September 30, 2005.

NOTE H. STOCK AND STOCK OPTION TRANSACTIONS

         STOCK-BASED  COMPENSATION  --  our  stock-based  compensation  programs include stock options and restricted stock.

         On January 7, 2005, 10,000 options were granted to all six then serving non-employee  board members to purchase  common stock at $8.51 per share.  These options were immediately vested and expire in five years.  Compensation expenses relating to these  grants  totaling  approximately  $380,000 are included in the results of operations for the nine months ended September 30, 2005.

         On February 16, 2005,  we issued  12,640  shares of common stock with a value of  approximately  $142,000 in settlement of all outstanding  dividends on
Series B preferred stock from the year ending December 31, 2004.

         On March 18, 2005,  we issued  30,000  incentive  stock  options with a strike price of $8.26 to an employee that vest over one year.  The  compensation expense  associated  with this grant was  approximately  $51,000  and  $188,000, respectively, for the three and nine months ended September 30, 2005.

         On May 23, 2005,  options that were granted to certain officers and our former Chief Executive Officer who resigned from their respected  positions were guaranteed a one year  extension of their  expiration  date.  These options were issued at $2.12 in 2003. Under normal circumstances  options expire three months after the end of affiliation.  This extension resulted in approximately $234,000 of compensation expense in the nine months ended September 30, 2005.

         On May 23, 2005, we agreed to grant  1,044,092 ten year,  non-qualified options to our Chief  Executive  Officer in connection  with his  appointment to that position. The options have a strike price of $3.99, vest over two years and were granted  pursuant to our 2005 Equity  Incentive Plan. This Plan was subject to  shareholder  approval at the date of the grant and this approval was secured at the Shareholders' Meeting held on August 17, 2005. Accordingly, we recognized approximately  $810,000  as  compensation  expense  for this  grant in the three months and nine months ended  September 30, 2005. We also agreed to issue to our
Chief Executive  Officer 261,023 shares of restricted stock pursuant to our 2005
Equity  Incentive Plan.  Thirty - three percent of these shares vest on the date of grant and the  remainder  vest over two years.  We  recognized  approximately
$400,000 as  compensation  expense  for this grant in the three  months and nine months ended September 30, 2005.

         On May 23,  2005,  we agreed to grant  150,000 ten year,  non-qualified options to our Chief  Financial  Officer in connection  with his  appointment to that position.  The terms of these options were identical to those issued to our
Chief Executive Officer.  Accordingly,  we recognized  approximately $116,000 as compensation  expense for this grant in the three  months and nine months  ended
September 30, 2005.

         On May 23,  2005,  we agreed to grant  50,000  ten year,  non-qualified options to our  non-executive  Chairman of the Board of Directors in  connection with his appointment to that position. The options have a strike price of $3.99, vest upon grant and were granted  pursuant to our 2005 Equity Incentive Plan. As this Plan was approved August 17, 2005, we recognized  approximately $175,000 as compensation  expense for this grant in the three  months and nine months  ended
September 30, 2005.

         On July 22, 2005, we issued 15,000 stock options with a strike price of
$4.02 to one of our directors  upon his  appointment  to the board.  The options vested upon  grant.  The  compensation  expense  associated  with this grant was approximately $54,000 for the three and nine months ended September 30, 2005.

         On August 17, 2005,  we issued  50,000  incentive  stock options with a strike price of $3.93 to an employee that vest over two years.  The compensation expense  associated with this grant was approximately  $38,000 for the three and nine months ended September 30, 2005.

         One  of  the  provisions  of our  Agreement  and  Plan  of  Merger  and
Contribution  with  Concord  Associates  Limited  Partnership   ("Concord")  and
Sullivan Resorts, LLC ("Sullivan')  requires that, under certain conditions,  we grant to Concord and  Sullivan  5,188,913  options  with a three year term and a strike price of $7.50. This grant was effective August 20, 2005. The options can be  exercised by Concord and  Sullivan,  subject to certain  exceptions,  if the merger agreement is terminated.  The total estimated fair value of these options on the effective date was approximately $1,712,000.

         We also granted  options and  restricted  stock to our Chief  Executive
Officer  subject to the closing of the merger with Concord and  Sullivan.  These options and  restricted  stock will not be issued if the merger with Concord and
Sullivan is not completed. The number of options is 720,000 with a ten year term and a strike price of $3.99. The number of restricted  shares is 180,000 and the price at the date of grant was $3.93.  The total  estimated  fair value of these
options  and  restricted   shares  on  the  effective  date  was   approximately
$3,227,000.

         Because  the  ultimate  outcome of the Merger will  determine  which of these  grants  is  effective,  the  financial  statements  reflect  stock  based compensation  expense  based  upon  an  evaluation  of  the  likelihood  of  the successful  completion  applied to the valuations of the individual  grants. The combined stock based  compensation  expense for these two issues relating to the
Plan of Merger and  Contribution  with  Concord and  Sullivan  is  approximately
$968,000 for the three and nine months ended September 30, 2005.

         In 2004, we issued 129,500  incentive  stock options with strike prices of $14.25  and $8.63 to  various  employees.  The  option  issuances  provided a variety of vesting schedules.  The compensation expense associated with the 2004 grants was approximately  $36,000 and $322,000  respectively,  for the three and nine months ended  September 30, 2005 and  approximately  $279,000 and $848,000, respectively, for the three and nine months ended September 30, 2004.

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

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)
(IN THOUSANDS)

ASSETS                                         Empire                        Non                        Consolidated
                                               Resorts,     Guarantor     Guarantor      Eliminating       Empire
                                                 Inc.      Subsidiaries  Subsidiaries      Entries      Resorts, Inc.
                                              -----------------------------------------------------------------------
Cash and cash equivalents                     $     565    $   5,732     $    --       $    --       $   6,297
Restricted cash                                     408          203          --            --             611
Accounts receivable                                --          5,099          --            --           5,099
Prepaid expenses and other assets                    75        1,472          --            --           1,547
Investments in subsidiaries                       5,060         --            --          (5,060)         --
Inter-company accounts                          151,748         --            --        (151,748)         --
Property and equipment, net                          12       32,796          --            --          32,808
Advances- Tribal Gaming Authorities                --            700          --            --             700
Deferred financing costs, net                     3,119         --            --            --           3,119
Deferred development costs                         --          3,890          --            --           3,890
Gaming license and development costs               --         10,533          --            --          10,533
                                              -----------------------------------------------------------------------
TOTAL ASSETS                                  $ 160,987    $  60,425     $    --       $(156,808)    $  64,604
                                              =======================================================================

LIABILITIES and STOCKHOLDERS' EQUITY
(DEFICIT)
Revolving credit facility                     $   7,345    $    --       $    --       $    --       $   7,345

Accounts payable                                  1,180        2,385          --            --           3,565
Accrued expenses and other liabilities            1,125        5,622          --            --           6,747
Inter-company accounts                             --         58,166        93,582      (151,748)         --
Senior convertible notes                         65,000         --            --            --          65,000
                                              -----------------------------------------------------------------------
    Total liabilities                            74,650       66,173        93,582      (151,748)       82,657
Stockholders' equity (deficit):                  86,337       (5,748)      (93,582)       (5,060)      (18,053)
                                              -----------------------------------------------------------------------
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY    $ 160,987    $  60,425     $    --       $(156,808)    $  64,604
(DEFICIT)
                                              =======================================================================

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2004
(UNAUDITED)
(IN THOUSANDS)

                                                          Empire                        Non                        Consolidated
                                                          Resorts,     Guarantor     Guarantor      Eliminating       Empire
                                                            Inc.      Subsidiaries  Subsidiaries      Entries      Resorts, Inc.
                                                        ------------------------------------------------------------------
ASSETS
Cash and cash equivalents                               $   1,903    $   5,261     $    --       $    --       $   7,164
Restricted cash                                              --            159          --            --             159

Accounts receivable                                          --          2,680          --            --           2,680

Prepaid expenses and other assets                              83          791          --            --             874
Investments in subsidiaries                                 5,060         --            --          (5,060)         --
Inter-company                                             147,299         --            --        (147,299)         --
Property and equipment, net                                  --         33,147          --            --          33,147
Advances- Tribal Gaming Authorities                          --            925          --            --             925
Deferred financing costs, net                               3,009         --            --            --           3,009
Deferred development costs                                   --          3,890          --            --           3,890

Gaming license and development costs                         --          8,905          --            --           8,905
                                                        ------------------------------------------------------------------
TOTAL ASSETS                                            $ 157,354    $  55,758     $    --       $(152,359)    $  60,753
                                                        ===================================================================

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                        $   1,392    $   2,413     $    --       $    --       $   3,805

Construction costs payable                                   --          1,447          --            --           1,447

Accrued expenses and other liabilities                      1,660        3,833          --            --           5,493

Inter-company                                                --         53,717        93,582      (147,299)         --

Senior convertible notes                                   65,000         --            --            --          65,000
                                                        ------------------------------------------------------------------
Total liabilities                                          68,052       93,582      (147,299)       75,745
                                                                                                                  61,410

Stockholders' equity (deficit)                             89,302       (5,652)      (93,582)       (5,060)      (14,992)
                                                        ------------------------------------------------------------------
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT)    $ 157,354    $  55,758     $    --       $(152,359)    $  60,753
                                                        ==================================================================

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)
(IN THOUSANDS)

--------------------------------------------------------------------------------

                                                    Empire                       Non                        Consolidated
                                                   Resorts,     Guarantor     Guarantor      Eliminating       Empire
                                                     Inc.      Subsidiaries  Subsidiaries      Entries      Resorts, Inc.
                                                     ----      ------------  ------------      -------      -------------

REVENUES
    Racing                                         $   --       $ 10,406        $--             $--          $ 10,406
    Gaming                                             --         51,511         --              --            51,511

    Food, beverage and other                             12        3,726         --              --             3,738
                                                   ---------------------------------------------------------------------
Gross revenues                                           12       65,643         --              --            65,655
Less: Promotional allowances                           --         (1,364)        --              --            (1,364)
                                                   ---------------------------------------------------------------------
Net revenues                                             12       64,279         --              --            64,291
COSTS AND EXPENSES
Operating costs
    Racing                                             --          6,627         --              --             6,627
    Gaming                                             --         46,014         --              --            46,014

    Food, beverage and other                           --          1,527         --              --             1,527
                                                   ---------------------------------------------------------------------
                Total operating costs                  --         54,168         --              --            54,168
Selling, general and administrative                   7,207        2,781         --              --             9,988
Depreciation                                              1          838         --              --               839
Amortization of deferred financing costs                429         --           --              --               429
Inter-company interest (income) expense & other      (4,225)       4,225         --              --              --

Interest expense                                      3,314         --           --              --             3,314
                                                   ---------------------------------------------------------------------
               Total costs and expenses               6,726       62,012         --              --            68,738
                                                   ---------------------------------------------------------------------
 Income (loss) from operations                       (6,714)       2,267         --              --            (4,447)

Write off of advances to Tribal Gaming Authorities     --            620         --              --               620

Write off of gaming license and development costs      --         1,743          --              --             1,743
                                                   ---------------------------------------------------------------------
Net (loss)                                         $ (6,714)    $    (96)        --              --          $ (6,810)
                                                   =====================================================================

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)
(IN THOUSANDS)

                                              EMPIRE                    NON-                   CONSOLIDATED
                                             RESORTS,   GUARANTOR     GUARANTOR   ELIMINATING    EMPIRE
                                               INC.    SUBSIDIARIES  SUBSIDIARIES   ENTRIES    RESORTS, INC.
                                               ----    ------------  ------------   -------    -------------
REVENUES:
   Racing                                   $   --       $  7,251     $     --    $  --         $  7,251
   Gaming                                       --         18,461           --       --           18,461
   Food, beverage and other                       95        1,610           --       --            1,705
                                            ----------------------------------------------------------------

Gross revenues                                    95       27,322           --       --           27,417
Less: Promotional allowances                    --           (331)          --       --             (331)
                                            ----------------------------------------------------------------
Net revenues                                      95       26,991           --       --           27,086

COSTS AND EXPENSES:
Operating costs:
     Racing                                     --          8,710           --       --            8,710
     Gaming                                     --         18,080           --       --           18,080
     Food, beverage and other                   --            769           --       --              769
                                            ----------------------------------------------------------------
        Total operating costs                   --         27,559           --       --           27,559

Selling, general and administrative            5,420        2,318           --       --            7,738

Depreciation                                    --            336           --       --              336

Amortization of deferred financing costs          56          244           --       --              300

Inter-company interest (income) expense         (951)         951           --       --             --

Interest expense                                 841          124           --       --              965
                                            ----------------------------------------------------------------

     Total costs and expenses                  5,366       31,532           --       --           36,898
                                            ----------------------------------------------------------------
Net (loss)                                  $ (5,271)    $ (4,541)    $     --    $  --         $ (9,812)
                                            ================================================================

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)
(IN THOUSANDS)

                                                        Empire                     Non-       Eliminating   Consolidated
                                                       Resorts,  Guarantor      Guarantor                     Empire
                                                         Inc.   Subsidiaries   Subsidiaries     Entries     Resorts, Inc.

REVENUES:

Racing                                               $   --       $  3,828     $   --           $   --       $  3,828

Gaming                                                   --         20,696         --               --         20,696

Food, beverage and other                                    9        1,637         --               --          1,646
                                                     --------------------------------------------------------------------
Gross revenues                                              9       26,161         --               --         26,170

Less: Promotional allowances                             --           (522)        --               --           (522)
                                                     --------------------------------------     -------------------------
Net revenues
                                                            9       25,639         --               --         25,648
                                                     --------------------------------------------------------------------

COSTS AND EXPENSES:
Operating costs:

Racing                                                   --          2,015         --               --          2,015

Gaming                                                   --         17,483         --               --         17,483

Food, beverage and other                                 --            668         --               --            668
                                                     --------------------------------------------------------------------
Total operating costs
                                                         --         20,166         --               --         20,166

Selling, general and administrative                     3,756        1,129         --               --          4,885

Depreciation                                                1          281         --               --            282

Amortization of deferred financing costs                  146         --           --               --            146

Inter-company interest (income) expense                (1,625)       1,625         --               --           --

Interest expense                                        1,318         --           --               --          1,318
                                                     --------------------------------------------------------------------
Total costs and expenses                                3,596       23,201         --               --         26,797
                                                     --------------------------------------------------------------------
Income (loss) from operations
                                                       (3,587)       2,438         --               --         (1,149)

Write off of gaming license and development costs        --             45         --               --             45
                                                     --------------------------------------------------------------------
Net (loss)                                           $ (3,587)    $  2,393     $   --           $   --       $ (1,194)
                                                     =====================================================================

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)
(IN THOUSANDS)

                                               EMPIRE                         NON-                      CONSOLIDATED
                                               RESORTS        GUARANTOR     GUARANTOR     ELIMINATING       EMPIRE
                                                INC.        SUBSIDIARIES  SUBSIDIARIES     ENTRIES      RESORTS, INC.
                                                ----        ------------  ------------     -------      -------------
REVENUES:

Racing                                         $   --       $  2,446        $ --            $ --         $  2,446
                                               --------------------------------------------------------------------

Gaming                                             --         18,151          --              --           18,151

Food, beverage and other                             32        1,558          --              --            1,590
                                               --------------------------------------------------------------------

Gross revenues                                       32       22,155          --              --           22,187

Less: Promotional allowances                       --           (331)         --              --             (331)
                                               --------------------------------------------------------------------

Net revenues                                         32       21,824          --              --           21,856

COSTS AND EXPENSES:
Operating costs:

Racing                                             --          1,808          --              --            1,808

Gaming                                             --         17,833          --              --           17,833

Food, beverage and other                           --            735          --              --              735
                                               --------------------------------------------------------------------

   Total operating costs                           --         20,376          --              --           20,376

Selling, general and administrative               1,025          988          --              --            2,013

Depreciation                                       --            316          --              --              316

Amortization of deferred financing costs             56                                                        56

Inter-company interest (income) expense            (951)         951          --              --             --

Interest expense                                    671          (43)         --              --              628
                                               --------------------------------------------------------------------

  Total costs and expenses                          801       22,588          --              --           23,389
                                               --------------------------------------------------------------------
Net (loss)                                     $   (769)    $   (764)       $ --            $ --         $ (1,533)
                                               ====================================================================

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)
(IN THOUSANDS)

                                                          EMPIRE                       NON-                     CONSOLIDATED
                                                         RESORTS,    GUARANTOR      GUARANTOR     ELIMINATING      EMPIRE
                                                           INC.     SUBSIDIARIES  SUBSIDIARIES      ENTRIES     RESORTS, INC.
                                                           ----     ------------  ------------     -------     -------------

Net cash provided by (used in) operating activities     $(3,543)    $   746        $  --           $  --         $(2,797)
                                                        -----------------------------------------------------------------

Cash flows from investing activities:

   Purchases of property and equipment                      (13)     (1,935)          --              --          (1,948)

   Advances- Litigation Trust                              (195)       --             --                            (195)

   Advances- Tribal Gaming Authorities                     --          (395)          --              --            (395)

   Gaming license and development costs                    --        (2,394)          --              --          (2,394)

   Advances to subsidiaries                              (4,449)       --                           4,449            --
                                                        -----------------------------------------------------------------
Net cash used in investing activities
                                                         (4,657)     (4,724)          --             4,449        (4,932)
                                                        -----------------------------------------------------------------

Cash flows from financing activities:

   Proceeds from revolving credit facility                6,860        --             --              --           6,860

   Proceeds from exercise of stock options                   56        --             --              --              56

   Advances from Empire Resorts, Inc.                      --         4,449           --            (4,449)         --

   Deferred financing costs                                 (54)       --             --              --             (54)
                                                        -----------------------------------------------------------------
Net cash provided by financing activities
                                                          6,862       4,449           --            (4,449)        6,862
                                                        -----------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents     (1,338)        471           --              --            (867)

Cash and cash equivalents, beginning of period            1,903       5,261           --              --           7,164
                                                        -----------------------------------------------------------------

Cash and cash equivalents, end of period                $   565     $ 5,732        $  --           $  --         $ 6,297
                                                        =================================================================

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)
(IN THOUSANDS)

                                                            EMPIRE                       NON-                 CONSOLIDATED
                                                            RESORTS,    GUARANTOR     GUARANTOR   ELIMINATING   RESORTS,
                                                             INC.     SUBSIDIARIES  SUBSIDIARIES     ENTRIES   EMPIRE INC.
                                                             ----     ------------  ------------     -------   -----------

Net cash provided by (used in) operating activities       $ (2,518)    $ (5,525)    $   --       $   --       $ (8,043)
                                                          ----------------------------------------------------------------
Cash flows from investing activities:

Purchases of property and equipment                           --        (27,959)        --           --        (27,959)

Cash acquired from acquisition                                  18         --           --           --             18

Advances- Tribal Gaming Authorities                           --           (155)        --           --           (155)

Gaming license and development costs                          --         (1,708)        --           --         (1,708)

Advances to subsidiaries                                   (42,823)        --           --         42,823         --
                                                          ----------------------------------------------------------------
Net cash used in investing activities                      (42,805)     (29,822)        --         42,823      (29,804)
                                                          ----------------------------------------------------------------

Cash flows from financing activities:

Proceeds from sale of stock                                 30,375         --           --           --         30,375

Proceeds from exercise of stock options and warrants           119         --           --           --            119

Stock issuance expenses                                     (2,317)        --           --           --         (2,317)
Proceeds from issuance of senior convertible notes          62,218         --           --           --         62,218
Excess of market value over carrying value of property
and equipment purchased                                    (30,825)        --           --           --        (30,825)

Advances from Empire Resorts, Inc.                            --         42,823         --        (42,823)        --
Repayment of promissory notes                               (5,073)        --           --           --         (5,073)

Repayment of note payable, bank                               --         (3,470)        --           --         (3,470)
Deferred financing costs                                      (314)        --           --           --           (314)

Preferred stock dividends paid                                 (30)        --           --           --            (30)
                                                          ----------------------------------------------------------------

Net cash provided by financing activities                   54,153       39,353         --        (42,823)      50,683
                                                          ----------------------------------------------------------------

Net increase in cash and cash equivalents                    8,830        4,006         --           --         12,836

Cash and cash equivalents, beginning of period                --          1,354         --           --          1,354
                                                          ----------------------------------------------------------------

Cash and cash equivalents, end of period                  $  8,830     $  5,360     $   --       $   --       $ 14,190
                                                          ================================================================

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
During the first nine months of 2005, we released  approximately $200,000 to the litigation trust, increasing the total advanced to $700,000.

         EMPLOYMENT  CONTRACTS.  On May 23, 2005, in connection with appointment of Ronald J.  Radcliffe  as our Chief  Financial  Officer,  we  entered  into an employment  agreement with Mr. Radcliffe,  which sets forth terms and provisions governing Mr. Radcliffe's  employment as Chief Financial Officer.  The Radcliffe
Agreement  provides  for an initial term of three years at an annual base salary of $275,000.  Mr. Radcliffe shall be entitled to participate in any annual bonus plan  or  equity  based  incentive  programs  maintained  by us for  our  senior executives. In connection with his employment,  Mr. Radcliffe received an option grant of a 10 year non qualified stock option to purchase  150,000 shares of our common stock pursuant to the 2005 Equity  Incentive Plan at an exercise price of
$3.99,  vesting  33% 90  days  following  the  grant  date,  33%  on  the  first anniversary  of the grant and 34% on the second  anniversary  of the  grant.  In addition,  in  connection  with  appointment  of David P.  Hanlon  as our  Chief
Executive  Officer and President , we entered into an employment  agreement with
Mr.  Hanlon,  which sets  forth  terms and  provisions  governing  Mr.  Hanlon's employment as Chief  Executive  Officer and President.  Mr.  Hanlon's  Agreement
provides  for an  initial  term of  three  years at an  annual  base  salary  of
$500,000.  Mr. Hanlon shall be entitled to  participate in any annual bonus plan or equity based incentive  programs  maintained by us for our senior executives.
In connection  with his  employment,  Mr.  Hanlon  received an option grant of a
10-year  non-qualified  stock option to purchase  1,044,092 shares of our common stock pursuant to the 2005 Equity  Incentive Plan at an exercise price per share of  $3.99,  vesting  33% 90 days  following  the  grant  date,  33% on the first anniversary  of the grant and 34% on the second  anniversary  of the grant.  Mr.
Hanlon received an additional  option grant of a  non-qualified  stock option to purchase 720,000 shares,  subject to the closing of transaction among us, Empire
Resorts  Holdings Inc.,  Empire Resorts Sub, Inc.,  Concord  Associates  Limited
Partnership and Sullivan Resorts (the "Concord Transaction"), vesting 33% on the later to occur of (i) the  closing of the Concord  Transaction  and (ii) 90 days following the date of grant,  33% on the first  anniversary of the grant and 34%
on the second  anniversary  of the grant.  We also  granted Mr.  Hanlon  261,023 restricted  shares of common stock,  pursuant to the 2005 Equity  Incentive Plan vesting 33% on the grant date, 33% on the first anniversary of grant, and 34% on the second  anniversary of the grant. Mr. Hanlon received an additional grant of
180,000  restricted shares,  subject to the closing of the Concord  Transaction, vesting  33% on  grant  date,  33%  on  first  anniversary  and  34%  on  second anniversary.

         We  agreed  to  provide  certain  benefits  to  Mr.  Hanlon,  including maintaining a term life insurance policy on the life of Mr. Hanlon in the amount of  $2,000,000  and  reimbursement  for  relocation  expenses  and  expenses for temporary housing.

         HORSEMEN PURSE ACCOUNT.  On September 30, 2005, our total obligation to fund future purses was approximately  $3.4 million.  Our contract  pertaining to this obligation with the horsemen  expired on May 31, 2004,  however we continue to  recognize  this  expense on a basis  consistent  with past  practice.

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

NOTE K. SUBSEQUENT EVENTS

         On October 12, 2005, we received a letter of voluntary resignation from
Robert A. Berman tendering his resignation effective Friday, October 14, 2005 as vice chairman and as a member of our board of directors.

         On October 12, 2005, we received a letter of voluntary resignation from
David J. Matheson  tendering his resignation  effective  Wednesday,  October 12,
2005 as a member of our board of directors.

         During the third  quarter of 2005,  we executed  various  agreements to allow us to  pursue  the  possibility  that a prior  approval  for a  casino  at
Monticello  Raceway  could be used to develop a resort for the St.  Regis Mohawk
Tribe. We are in receipt of a letter, dated November 2, 2005, from the St. Regis
Mohawk Tribal Council to Philip Hogen, Chairman of the NIGC, and George Skibine,
the BIA's Acting Deputy Assistant Secretary for Economic Development and Policy,
stating that the St. Regis Mohawk Tribe has formally  decided to pursue a casino project solely with Empire Resorts at Monticello Raceway. This letter was issued as part of the effort to seek New York Governor George Pataki's concurrence with the BIA's April 6, 2000 finding that a transfer of 29 acres of land owned by the
Empire Resorts would be in the best interest of the Mohawks and not  detrimental to the surrounding  community.  The St. Regis Mohawk Tribe has now withdrawn its application  for  land at the  Kutsher's  site  to be  developed  with  Harrah's
Entertainment,  Inc. and  requested an expedited  review of its  application  to acquire 29.31 acres at Monticello Raceway.

         We will be seeking the consent of the holders of our 5 1/2% convertible senior notes in order to amend certain  provisions  of the  indenture  governing such notes to give management of the Company greater flexibility in developing a
Native American  casino at Monticello  Raceway with other Native American tribes beside the Cayuga Nation of New York.

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

         We now operate  Monticello  Raceway (the  "Raceway"),  a harness  horse racing facility located in Monticello,  New York, 90 miles Northwest of New York
City and on June 30,  2004,  we began  operating  1,744  video  gaming  machines
("VGM") on the  property.  We have an agreement  with the St. Regis Mohawk Tribe
(the  "Mohawks") to develop and manage a Native  American casino adjacent to the
Raceway.  We also  have an  agreement  with the  Cayuga  Nation of New York (the
"Cayuga  Nation") to develop and manage a Native  American  casino  entitled the
Cayuga Catskill Resort. We may acquire through a merger next year two additional resort  properties.  Our current business plan is to develop two to three resort locations  in the  Catskills  region  of New  York.  These  locations  will have multifaceted  recreation facilities and other amenities. We have and continue to explore resort development in other geographical locations.  Additional business developments  or other  unforeseen  events may occur,  resulting  in the need to raise  additional  funds.  Any such  developments  would  require  us to  obtain additional funds through additional equity or outside financing.

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

VIDEO GAMING OPERATIONS AT MONTICELLO RACEWAY

         A VGM is an  electronic  gaming  device  that  allows a patron  to play electronic  versions  of  various  lottery  games of chance  and is  similar  in appearance to a traditional  slot machine.  On June 30, 2004, we began operating
1,744  VGM on  45,000  square  feet of floor  space at  Monticello  Raceway.  At
September 30, 2005, the number of VGM in operation was 1,717.  The VGM operation employs approximately 300 employees.

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

ST. REGIS MOHAWK RESORT DEVELOPMENT

         We had  previously  attempted  to develop a casino  with the Mohawks in
2000.  Specifically,  the Mohawks received  certain federal  approvals needed in
2000 to build a casino at Monticello Raceway that would have been managed by the
Company's predecessor,  Catskill Development, L.L.C. However, in April 2000, the
Mohawks agreed to work  exclusively with Park Place  Entertainment  Corporation, now part of Harrah's Entertainment, Inc., which proposed to develop a casino for the Mohawks at the nearby Kutsher's Sporting Academy.  However,  by Summer 2005,
the  needed  approvals  for a  casino  at  Kutsher's  Sporting  Academy  had not materialized, and the Mohawks' tribal leaders engaged the Company to discuss the possibility  of moving forward with the  previously  obtained  approvals for the casino project at Monticello Raceway.

         On August 1, 2005, we entered into a letter  agreement with the Mohawks pursuant to which the  Mohawks  acknowledged  that on April 6, 2000,  the United
States  Department of the Interior advised New York State Governor George Pataki that the  acquisition  of 29 acres at  Monticello  Raceway  would be in the best interest of the Mohawks and would not be detrimental to the community. Under the letter agreement, the Company and the Mohawks affirmed, subject to the requested concurrence by Governor Pataki, all of their prior contracts to develop a Native
American  casino at  Monticello  Raceway (the "St.  Regis Mohawk  Casino").  The
Mohawks further agreed to (1) satisfy all  requirements for the Bureau of Indian
Affairs (the "BIA") in  connection  with the transfer of the 29 acres of land to the United States government in trust for the Mohawks, (2) resolve any remaining issues for the finalization of the pre-existing management agreement with one of the Company's  subsidiaries for the project previously submitted to the National
Indian Gaming Commission (the "NIGC"),  (3) execute any amendment or revision to such management agreement,  or any collateral  agreements,  that may be mutually agreed  upon in such  process,  (4)  support  the  approval  of such  management agreement,  as so  amended  or  revised,  by the  NIGC  and (5) take any and all reasonably required steps to consummate the land to trust transfer of the parcel pursuant to the April 6, 2000 determination as promptly as practicable following the concurrence of Governor Pataki.

CAYUGA CATSKILL RESORT DEVELOPMENT

         On April 3, 2003,  Monticello Casino Management,  the Cayuga Nation and
the Cayuga Catskill Gaming Authority (the  "Authority"),  an  instrumentality of the Cayuga  Nation  formed to develop and conduct  gaming  operations  signed an initial form of gaming facility management agreement and related agreements. The agreements  provided for us to supply technical and financial  assistance to the
Cayuga  Nation  and  to  serve  as its  exclusive  partner  in the  development, construction,  financing,  operation and management of a proposed  casino in the
Monticello area. The principal agreements were extended in June 2005 to December
31, 2005.  Our  agreements  with the Cayuga Nation were entered into through our principal  subsidiaries.  Subsequent to entering into our initial agreement with the Cayuga Nation,  leadership  issues have arisen within the Cayuga Nation.  We entered into the extension  agreement with members of the Cayuga Council who are working to form a  provisional  government.  Efforts are  underway to attempt to resolve the leadership issues within the Cayuga Nation and we cannot predict the outcome of these efforts.  However, based on our unique access to sites which we believe to be highly  suitable as sites for Native  American  gaming  authorized under existing New York law and the results of a recent poll indicating  support for the  project by members of the Cayuga  Nation,  we are  optimistic  that the leadership issues will only delay,  rather than defeat,  our mutual efforts with the Cayuga Nation.

         Currently,  it is anticipated that the Cayuga Nation will be authorized to  develop  and  operate  a  gaming  facility  as the  result  of a land  claim settlement  agreement  with  the  State  of  New  York.  There  are  significant preconditions  that must  occur  before  such a  settlement  can  occur.  First, legislation must be passed by the New York State  legislature.  Second,  similar legislation must be passed by the United States Congress. Third, title to a site must be transferred to the United States and accepted into trust for the benefit of the Cayuga  Nation.  Fourth,  the Cayuga  Nation  must enter into a Class III gaming  compact  with the  State  of New  York.  The  negotiations  between  the interested  parties are complex and we  anticipate  that there may be changes to our initial  agreements.  We do not  currently  anticipate  settlement  of these issues prior to 2006.

         On July 22, 2005, the Company entered into a letter  agreement with the
Cayuga Nation and the Cayuga Catskill  Gaming  Authority (the  "Authority"),  as
represented  by the  leaders  of the Tribe who are  currently  in support of the project.  Under this letter  agreement,  the Company,  the Cayuga Nation and the
Authority  agreed  that,  if the  Governor  were to concur with the existing BIA approval for the Mohawks to acquire the site at Monticello  Raceway,  the Cayuga
Nation and the Authority  would work with the Company to develop a larger parcel of land located at the site of the former  Concord  Hotel and Resort,  which the
Company is in contract to acquire, as the site for the Cayuga Catskill Resort (a
Native American casino to be jointly developed by the Company, the Cayuga Nation and the  Authority).  This new arrangement  contemplates  that the Cayuga Nation will acquire more  sovereign  land and develop a hotel on such land as well as a casino.  The new letter agreement is subject to the same leadership  issues that apply with respect to our extension agreement as more fully described below.

         CAYUGA NATION LEADERSHIP ISSUES

         We have been advised  that on July 18, 2005,  Mr.  Franklin  Keel,  the
Regional  Director of the Eastern  Regional  Division of the BIA sent letters to two groups of members of the Cayuga Nation currently seeking federal recognition of their tribal leadership. Mr. Keel did not grant federal recognition to either group,  but  offered  to  assist  with  mediation  or other  means  of  conflict resolution.  Although the degree to which the Cayuga  Nation  honors our current agreements  with respect to the planned Cayuga  Catskill Resort is ultimately an internal matter for the Cayuga Nation, the question of federal  recognition is a matter that may affect the approval process for any management  agreement by the
NIGC. We have  indicated our support for efforts to resolve the  leadership  and federal representation issues as promptly as possible through mediation or other conflict resolution means.

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

         If the transactions contemplated by the merger agreement are completed, a new entity will control the Company ("New  Empire"),  and in exchange for each share of the Company's common stock owned, holders will receive one share of new common stock and in exchange for each share of the Company's  Series B or Series
E preferred  stock,  holders will  receive one share of  preferred  stock in New
Empire  having  equivalent  terms to the  Series B or Series E  preferred  stock respectively.  For the contribution to New Empire of certain real estate assets,
Concord will receive approximately 18 million shares of New Empire common stock, which  will  constitute  approximately  40% of the total  number  of issued  and outstanding  shares of the New Empire common stock on a fully diluted basis, and
New Empire will assume or otherwise satisfy certain indebtedness and liabilities not to exceed $30 million.  Prior to executing the Merger  Agreement,  we formed two new subsidiaries, Empire Resorts Holdings, Inc. and Empire Resorts Sub, Inc.
Empire Resorts Sub, Inc. will merge with and into the Company,  with the Company being the surviving corporation.

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

         Robert  Berman,  a former  member of our board of directors  and former chief  executive  officer of Empire,  Scott  Kaniewski,  former Chief  Financial
Officer of Empire, Morad Tahbaz, former President of Empire, Ralph Bernstein,  a member of our board of  directors,  Joseph  Bernstein,  a member of our board of directors,  and certain of their affiliates,  beneficially owning  approximately
40% of the  voting  power  of our  common  stock  as of the  date of the  merger agreement,  have entered into a voting  agreement.  Under the voting  agreement,
Messrs. Berman,  Kaniewski,  Tahbaz,  Bernstein,  and Bernstein,  and certain of their  affiliates  have granted to Concord an  irrevocable  proxy to vote all of their shares of our common stock in favor of approval and adoption of the merger agreement and approval of the transactions  contemplated by the merger agreement and against any alternative  business  combination proposal or any other action, proposal, transaction or agreement that would result in the breach of any of our obligation under the merger agreement or of any of their  obligations  under the voting agreement.

         We anticipate  the merger to close in 2006 due to the complexity of the transaction.  We anticipate  restructuring  debt associated with the merger, and will  seek  various  amendments  (or  covenant  waivers)  to our  existing  debt instruments, prior to the closing.

MONTICELLO RACEWAY DEVELOPMENT

         Monticello Raceway  Development is a New York limited liability company with the exclusive right to design, engineer,  develop, construct, and furnish a
Class III Gaming  facility  that is  proposed to be  developed  on 29 of the 232 acres of land at the Monticello Raceway in Monticello, New York.

         Monticello  Raceway  Development,  in  connection  with its  gaming and development activities,  capitalizes certain legal,  architectural,  engineering and environmental  study fees, as well as other costs including  salaries of key personnel,  directly  related to the gaming license and  development of the real estate.  On June 30,  2005 in  accordance  with our  capitalization  policy,  we determined to recognize an impairment to our  capitalized  assets related to our agreements  with the Seneca - Cayuga Tribe of Oklahoma.  We elected to recognize an  impairment  loss of  approximately  $2.4  million  since the  likelihood  of recovering  these costs through the development of a project under the framework of our current  relationship  with the Seneca - Cayuga Tribe has become doubtful due to a variety of factors.  We will  continue to search for other  development opportunities for the proposed Merger Agreement.

         During the nine months ended  September  30, 2005 and 2004,  Monticello
Raceway  Development  capitalized  approximately  $3.4 million and $2.1 million,
respectively,   of  additional   costs   associated  with  advances  and  casino
development  projects.  Capitalized  costs that are specifically  related to our current Native American projects are refundable under certain  circumstances and are  non-interest-bearing.  When the financing of the operation is completed the gaming  license and  development  costs will be evaluated for refund ability and when  the  operations  of a  proposed  casino  commence  the  balance,  if  any, systematically  recognized over a determinable  period.  These capitalized costs are  periodically  reviewed for  impairment.  At September 30, 2005,  Monticello
Raceway Development employed two full-time employees.

         We believe that our  management  agreement  with the Cayuga Nation with all  appropriate  approval  will  generate  net revenue in the first year of the development  contract.  In addition,  most of the costs that are  capitalized at
September 30, 2005 will be reimbursed  through  provisions of the contracts with development  capital raised by our Native  American  partners.  We are currently evaluating the available deferred tax asset to utilize when this revenue becomes realizable.

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

         In addition to the foregoing,  on May 5, 2005 we received a letter from a law firm  purporting  to  represent  the  Seneca-Cayugas  which  stated  that, following its review of certain  documentation,  the firm had concluded  that we and the  Seneca-Cayugas  do not have an  enforceable  or valid  contract for any purpose  whatsoever.  The letter  alleged that  negotiations  between us and the
Seneca-Cayugas  had  terminated  and inquired  whether we had a position that is different from their  conclusion.  We have received no official  confirmation of the  allegations  made in this  letter.  However,  since the date of this letter significant  changes  have  occurred  as  a  result  of  legislative  and  legal developments  affecting  the status of the  Seneca-Cayugas'  casino  development efforts  and we  have  conducted  no  further  official  negotiations  with  the
Seneca-Cayugas.   Accordingly,   pursuant  to  our  policy  of   assessing   the
recoverability  of  its  long-lived  assets,  we  elected  to  write  off  those development costs directly related to the project. Accordingly, we recognized as a loss previously  capitalized costs totaling approximately $2.4 million for the nine months ended September 30, 2005.

COMPETITION

         We believe that Monticello  Raceway and the St. Regis Mohawk Casino are uniquely  situated to be successful as the site for enhanced gaming  operations, as the  site is less  than 90 miles  northwest  of New York  City,  making  it a shorter  trip from the  nation's  most  populous  metropolitan  area than either
Atlantic City or any regional Native  American  casino,  including  Foxwoods and
Mohegan Sun in Connecticut.  There are  approximately  one million adults living within 50 miles of the Raceway and  approximately  18.4  million  adults  living
within  100  miles  of  the  Raceway  with  an  average   household   income  of
approximately  $76,000.  The  Raceway is  directly  adjacent  to Highway 17, has highly visible  signage and  convenient  access and is less than 1,000 feet from the highway.  There is no direct competition at this time for our VGM operations within  85  miles  of the  Raceway.  However,  on July 4,  2004,  the  State  of
Pennsylvania  enacted a law  allowing  for the  operation  of up to 61,000  slot machines at 14 gambling halls,  including  seven  racetracks,  five  stand-alone parlors,  and two resorts.  Pursuant to this new law,  slot  machine  facilities could be developed within 30 miles of the Raceway that compete directly with our
VGM  operation.  Furthermore,  while a number of  prospective  competitors  have expressed  interest in sponsoring the  development  of another  Native  American casino in the  Monticello,  New York area,  we believe that each of them is at a competitive  disadvantage  given our site's ease of access, our ability to offer horse racing and VGM in addition to regular casino gambling, and our belief that we and our partners are  considerably  further along in the regulatory  approval process than any other competitor.

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

         In December 2004,  the Financial  Accounting  Standards  Board ("FASB")
issued  Statement of Financial  Accounting  Standards  ("SFAS")  123-R  (revised
December  2004),  "Share-Based  Payment",  which  is a  revision  of  SFAS  123,
"Accounting  for Stock-Based  Compensation,"  and supersedes APB Opinion No. 25,
"Accounting  for Stock Issued to Employees."  This  statement  requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123-R requires entities to  apply  a  fair-value  based  measurement  method  in  accounting  for  these transactions.  This value is  recorded  over the vesting  period.  On January 1,
2003,  we  adopted  SFAS  123 and  are  reporting  the  fair  value  recognition provisions on a prospective basis.  Recognition of expenses  associated with the issuance  of options  has had a  material  effect on  operating  results in past periods and will have a material  effect in the periods  that options are issued in the future. We expect to adopt SFAS 123-R effective January 1, 2006, based on the new effective date announced by the SEC.

         RECENT ACCOUNTING PRONOUNCEMENTS.

On July 14, 2005, FASB issued its Exposure Draft,  "Accounting for Uncertain Tax
Positions",  which is a  proposed  interpretation  to FASB  Statement  No.  109,
"Accounting  for Income  Taxes." This proposed  interpretation  would require an enterprise to recognize,  in its financial statements,  the best estimate of the impact  of a tax  position.  In  evaluating  whether  the  probable  recognition
threshold  has  been  met,  this  proposed   interpretation  would  require  the
presumption  that the tax position  will be evaluated  during an audit by taxing
authorities.   The  term  probable  is  used  in  this  proposed  interpretation consistent with its use in FASB Statement No. 5, "Accounting Contingencies",  to
mean "the future event or events are likely to occur."  Individual tax positions that fail to meet the probable  recognition  threshold will generally  result in either (a) a reduction  in the  deferred  tax asset or an increase in a deferred tax  liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund  receivable.  The impact may also include both
(a) and (b). The proposed interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005. The initial recognition of the effect of applying the proposed interpretation would be a cumulative effect of a
change  in   accounting   principle.   The  comment   period  for  the  proposed
interpretation ends on October 28, 2005. The Company is currently evaluating the impact of the Exposure Draft on its financial statements.

RESULTS OF OPERATIONS

   THREE  MONTHS  ENDED  SEPTEMBER  30,  2005  COMPARED  TO THREE  MONTHS  ENDED
SEPTEMBER 30, 2004

   REVENUES.  Net revenues increased  approximately $3.8 million (17.3%) for the quarter ended  September  30, 2005 compared to September 30, 2004.  Revenue from racing  increased by  approximately  $1.4  million  (56.5%) and revenue from VGM operations  by  approximately  $2.5  million  (14.0%)  offset by an  increase in complimentary expense of approximately $0.2 million.

         In VGM  operations,  the  daily  win per  unit  for the  quarter  ended
September 30, 2005 was $123.17 compared to $113.12 for the corresponding quarter in 2004 (an increase of 8.8%).  The increase in racing  revenues was a result of increased  revenue  allocations  from OTB  facilities.  The track that  normally shares in those  allocations  with us was not in operation  for the three months ended September 30, 2005 and our allocable share was increased  significantly as a  result.  That  track had been in  operation  in the  corresponding  period in
2004.

   OPERATING COSTS.  Operating costs decreased by approximately  $207,000 (1.0%)
for the quarter ended September 30, 2005 compared to September 30, 2004.

   SELLING,  GENERAL AND  ADMINISTRATIVE.  Selling,  general and  administrative expenses  increased  approximately  $2.9 million in the third quarter of 2005 as compared to the third  quarter of 2004.  This  increase was due  primarily to an increase  in  stock-based  compensation  of  approximately  $2.4  million and an increase in other compensation of approximately $400,000.

   INTEREST  EXPENSE.  Interest  expense  was  approximately  $1.3  million  and
$628,000,  respectively, for the quarters ended September 30, 2005 and 2004. Our senior  convertible  notes issued in July 2004 were  outstanding  in the quarter ended  September 30, 2004 for  approximately 2 months at an annual interest rate of 5.5%. In the quarter ended  September 30, 2005 they were  outstanding at 5.5%
annual  interest  rate for one  month  and at 8%  annual  interest  rate for two months.  The reason for this increase in rate was the absence of a Trigger Event before  July  31,  2005 as  described  in Note F to the  Condensed  Consolidated
Financial  Statements.  This  resulted in an  increase  in  interest  expense of approximately  $569,000. The remainder of the increase is due to interest on our revolving  credit  line which had  approximately  $7.3  million  outstanding  at
September 30, 2005.

   DEPRECIATION. Depreciation expense was approximately $282,000 for the quarter ended  September 30, 2005 and $316,000 for the quarter ended September 30, 2004.
The  major  portion  of  our  building  improvements,  furniture,  fixtures  and equipment  relates to our VGM  operations  and was placed in service  when those operations commenced on June 30, 2004.

   NINE MONTHS ENDED  SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER
30, 2004

   Our operations  during the nine months ended September 30, 2005 and 2004 were not similar due to the commencement of VGM operations on June 30, 2004.

   REVENUES.  Net revenues  increased  approximately  $37.2 million for the nine months  ended  September  30, 2005  compared to the  comparable  period in 2004.
Racing operations provided approximately $3.1 of that increase and the remainder was due to the VGM operations that started June 30, 2004.

   OPERATING COSTS.  Operating costs increased  approximately  $26.6 million for the nine months ended  September  30, 2005 compared to September 30, 2004 due to operating costs associated with the VGM operations.

   SELLING,  GENERAL AND  ADMINISTRATIVE.  Selling,  general and  administrative expenses increased approximately $2.2 million in the nine months ended September
30, 2005  compared to the same  period in 2004 due  primarily  to an increase in stock - based compensation and other compensation in 2005.

   INTEREST  EXPENSE.  Interest  expense  was  approximately  $3.3  million  and
$965,000,  respectively,  for the nine months  ended June 30, 2005 and 2004.  In
July 2004 we issued $65 million senior  convertible  notes with an interest rate of 5.5% to July 31, 2005 and 8% thereafter,  and in January 2005 we entered into a revolving  credit  facility  with Bank of  Scotland.  The increase in interest expense is consistent with that additional financing.

   DEPRECIATION.  Depreciation  expense was approximately  $839,000 for the nine months ended September 30, 2005 and $336,000 for the nine months ended September
30,  2004.  This  variance  was due to  depreciation  of building  improvements, furniture,  fixtures and equipment additions relating to the VGM operations that commenced on June 30, 2004.

   OTHER. During the second quarter of 2005, our negotiations under an agreement with the Seneca-Cayugas to develop gaming facilities was adversely affected by a variety of circumstances. Pursuant to our policy of assessing the recoverability of long-lived  assets,  we elected to write off those development costs directly related  to  the  project.  Accordingly,  we  recognized  as a  loss  previously capitalized costs totaling  approximately $2.4 million for the nine months ended
September 30, 2005.

OPERATING EXPENSES

         For the nine  months  ending  September  30,  2005 and the year  ending
December 31, 2004,  all operating  expenses are  attributable  to our operations through Monticello Raceway.  The following table presents the expense categories that comprise  operating  expenses as a percentage of total operating  expenses.
Operating  expenses  were  not  comparable  for the  nine  month  period  ending
September  30, 2005 as compared to the  corresponding  nine month period in 2004 due to the commencement of our VGM operation on June 30, 2004.

                                              Nine Months Ended      Year Ended December 31,
                                              September30, 2005              2004
                                              ------------------     -----------------------
As a percentage of revenue:
Purses, Commissions and Cost of Sales              80%                      71%
Labor and related expenses                         13%                      17%
Building occupancy related expenses                 6%                      10%
Other operating expenses                            1%                       2%

                                              -----------------       -----------------
Total operating expenses  (in thousands)        $54.2                    $44.3
                                              =================       =================

   New York State Lottery's share in the VGM revenue was approximately $11.2 and
$32.6 million,  respectively,  during the three and nine months ending September
30, 2005.

LIQUIDITY AND CAPITAL RESOURCES
   Cash  and cash  equivalents  ("cash")  decreased  approximately  $867,000  to approximately  $6.3 million as of September  30, 2005 from December 31, 2004. At
September  30,  2005,  approximately  $7.3  million  was  borrowed on our credit facility with the Bank of Scotland.

                                                  Nine Months Ended
                 (in thousands)             September 30, September 30,
                                               2005          2004
                                            ---------------------------

Net cash used in operating activities        $ (2,797)    $ (8,043)

Net cash used in investing activities          (4,932)     (29,804)

Net cash provided by financing activities       6,862       50,683

-----------------------------------------    --------     --------

Net increase (decrease) in cash              $   (867)    $ 12,836
                                             ========     ========

   Our  principal  source of  liquidity  is cash  generated  from our  operating activities,  the issuance of public or private  placement  debt, bank borrowings under our credit facility and the issuance of equity and debt securities.

   Our principal liquidity needs for the remaining three months of 2005 are:

          - fund normal recurring expenses;
          - meet the  obligations  under  our  operating  line-of-credit,  which matures in January 2007;
          - fund  the  obligations  for our  current  and  proposed  development projects in the Catskills region of New York.

         On August 1, 2005 the  interest  rate on our senior  convertible  notes increased  to 8%. On January 31, 2006,  the  interest  payment due on the senior convertible  notes will be $2.6  million (in the  absence of the  Trigger  Event occurring during the six months to January 31, 2006).

         We will be seeking the consent of the holders of our 5 1/2% convertible senior notes in order to amend certain  provisions  of the  indenture  governing such notes to give management of the Company greater flexibility in developing a
Native American  casino at Monticello  Raceway with other Native American tribes beside the Cayuga Nation of New York.

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
Therefore,  we do not believe  the revenue  results for the first nine months of
2005 will be indicative of the total revenue for the full year 2005.

         At September  30,  2005,  we had  undeclared  dividends on our Series E
Preferred  Stock of  approximately  $3.9  million and  undeclared  dividends  of approximately  $125,000 on our Series B Preferred Stock.  With a few exceptions,

we have  historically  paid the Series B  Preferred  Stock  dividends  in common stock.

         At September 30, 2005,  included in accrued  expenses is  approximately
$3.4 million  relating to future Horsemen  account race purses that we will fund for Monticello  Raceway.  At December 31, 2004 the amount was approximately $2.6 million. Our contract with the Horsemen expired on May 31, 2004.

         Net cash used in  operating  activities  during the nine  months  ended
September  30,  2005  totaled  approximately  $2.8  million.  This is  primarily attributable  to interest  and  corporate  expenses  and an increase in accounts receivable  relating  to  marketing  allowance  funds  from the New  York  State
Lottery.

         Net cash used in investing  activities  in during the nine months ended
September 30, 2005 totaled  approximately $4.9 million,  consisting primarily of approximately  $1.9 million for a new paddock and  equipment  and  approximately
$2.8  million  in costs  associated  with the  casino  development  project  and advances to Tribal Gaming Authorities.

         Net cash provided by financing  activities during the nine months ended
September 30, 2005 totaled approximately $6.9 million,  which is attributable to the borrowings under our revolving credit facility.

         In April 2005, a New York State law modification established a vendor's fee  which  amended  the  split  of gross  gaming  revenues  to allow a  greater percentage to be retained by the racetracks for operating  expenses.  Our vendor
fee  previously  was  not   sufficient  to  cover  the   significant   costs  of
installation,  security,  and operation of video lottery  terminals  while still providing  a  sufficient  return  so  as  to  ensure  among  other  things  that out-of-state  operators  did not have a  competitive  advantage.  Currently  the additional amount due attributable to the marketing program is being held by the
State of New York.  The amount  being held by the State of New York at September
30, 2005 was approximately $3.1 million,  which includes the marketing allowance and is recorded as an account receivable at that date.

         Monticello Raceway Management  currently offers a point loyalty program for our VGM  customers  which allow them to earn  points  based on the volume of their VGM  activity.  Points  earned by customers are recorded as expense in the period they are earned. In estimating the amount of the liability for unredeemed points,  which was  approximately  $144,000 at September 30, 2005, we estimate a redemption  rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward  points will be redeemed.  We use  historical  data to estimate these amounts.

         On November 12, 2004,  we granted  Concord  Associates  an  irrevocable three year option to purchase up to  5,188,913  shares of our Common  Stock at a price of $7.50 per share as a termination  fee. The options are  exercisable  in the event that the merger  agreement  is  terminated  for certain  reasons.  Our responsibilities  in relation to keeping the options from being  exercisable are to secure a favorable vote of both the common stock shareholders and the holders of the senior convertible  notes. In addition,  if we have a change of ownership prior to the  consummation  of the  acquisition of the Concord and  Grossinger's
Resort Hotels and Golf Courses,  the new ownership must complete the acquisition transaction.  Our Board of Directors voted in favor of the acquisition. The cost associated  with the options is recorded  beginning in the three and nine months ended  September  30,  2005 as  further  described  in  Note H to the  Condensed
Consolidated Financial Statements.

         As part of the  consideration for the proposed merger, we will issue to
Concord  and  Sullivan  18 million  shares of common  stock,  approximately  40%
ownership of our company on a fully diluted basis.  In addition to the shares of common stock,  we will assume certain real estate related debt not to exceed $30 million.

         As of December 31, 2004,  we had net operating  loss carry  forwards of approximately  $77  million  that expire  between  2008 and 2024.  The  Internal
Revenue  Code  allows the  offset of these net  operating  loss  carry  forwards against income earned in future years, thus reducing the tax liability in future years. Our merger with the operations of Catskill Development in 2004 limits the amount of usable  net  operating  losses due to the  change in  control.  We are evaluating the impact of the limitations for future application.

         The State of New York approved Monticello Raceway  Management,  Inc.and the  property  owned  by it  in  2002  as an  Empire  Zone.  Monticello  Raceway
Management,  Inc. is therefore  eligible  for tax credits  which are applied for when the Company files its' New York State  corporate tax returns.  The credits, exemptions, and reductions are as follows.

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

         The Real Estate Tax credit and the Tax Reduction  credit have a life of
15 years.  The Real Estate Tax credit is a refundable  credit of all real estate taxes paid on an Empire  Zone  Property.  The Real Estate Tax credit for 2004 is approximately  $200,000 and is included in our accounts  receivable at September
30, 2005. The Tax Reduction credit is a  non-refundable  credit used against NYS corporation tax due.

OFF-BALANCE SHEET ARRANGEMENTS

         On January 12, 2004, in order to better focus on the  development  of a
VGM program at the Raceway and  current  business  arrangements  with the Cayuga
Nation,  all our interests with respect to litigation against Harrah's Operating
Company,  Inc. which alleged tortuous interference with contractual and business relationships,  were transferred to a liquidating litigation trust. We agreed to provide  the  litigation  trust  with a $2.5  million  line of  credit.  Through
September  30, 2005, a total of $700,000  had been  disbursed to the  litigation trust. Due to the unpredictable nature of the litigation and the pending motions
currently  under  review,  we  have  provided  for  a  valuation   allowance  of
approximately  $700,000  against the receivable  from the litigation  trust.  We expect to make  additional  disbursements  on this line of credit in fiscal year
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not utilize financial  instruments for trading purposes and holds no derivative  financial  instruments  which could expose it to market risk. Our exposure to market risks related to fluctuations in interest rates is limited to our variable  rate  borrowings  of $7.3 million at September  30, 2005 under our revolving  credit  facility.  A change in  interest  rates of one percent on the balance  outstanding  at September 30, 2005 would cause a change in total annual interest costs of $73,000.  The carrying values of these borrowings  approximate their fair values at September 30, 2005.

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

         We carried  out an  evaluation  as of  September  30,  2005,  under the supervision  and with the  participation  of  management,  including  the  Chief
Executive  Officer and Chief  Financial  Officer,  of the  effectiveness  of the design and operation of its  disclosure  controls and  procedures as required by
Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation,  the  Chief  Executive  Officer  and  the  Chief  Financial  Officer
concluded  that our  disclosure  controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries)
that  must be  included  in our  periodic  Securities  and  Exchange  Commission filings.

CHANGES IN OUR FINANCIAL REPORTING INTERNAL CONTROLS.

         There  has  been no  change  in our  internal  control  over  financial reporting (as defined in Rules  13a-15(f) and  15d-15(f)  promulgated  under the
Exchange  Act)  during our fiscal  quarter  ended  September  30,  2005 that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

         It should  be noted  that  commissions  are  being  paid to  Monticello
Raceway under the  determinations  of the Board that are being  challenged,  and that any refund made in the event that the  plaintiffs  are  successful in these lawsuits could be  substantially  in excess of the amounts stated in the Notices of Petition.  Counsel for the Company is currently  reviewing these claims,  but has not formed an opinion as to the merits of the  claims.  The  Company has not established any reserves  against the contingency  that the claims made in these actions are found to be wholly or partially correct.

         On August 8, 2005, each of these cases was  consolidated  into a single lawsuit to be heard before the Supreme  Court of the State of New York County of
Albany.  Oral  arguments  for this lawsuit are scheduled to commence in December
2005.

SUBSEQUENT EVENTS

         On October 12, 2005, we received a letter of voluntary resignation from
Robert A. Berman tendering his resignation effective Friday, October 14, 2005 as vice chairman and as a member of our board of directors.

         On October 12, 2005, we received a letter of voluntary resignation from
David J. Matheson  tendering his resignation  effective  Wednesday,  October 12,
2005 as a member of our board of directors.

         We are in receipt of a letter,  dated  November  2, 2005,  from the St.
Regis Mohawk Tribal  Council to Philip Hogen,  Chairman of the NIGC,  and George
Skibine,  the BIA's Acting Deputy Assistant  Secretary for Economic  Development
and Policy,  stating that the St.  Regis  Mohawk  Tribe has formally  decided to pursue a casino project solely with Empire Resorts at Monticello  Raceway.  This letter was issued in response to New York Governor George Pataki's position that he would not execute a  concurrence  to the BIA's April 6, 2000  finding  that a transfer  of 29 acres of land owned by the Empire  Resorts  would be in the best interest of the Mohawks and not detrimental to the  surrounding  community until the Mohawks selected between Harrah's Entertainment,  Inc. and the Company as it co-developer for a Native American casino in the Catskills. The St. Regis Mohawk
Tribe has now withdrawn  its  application  for land at the Kutsher's  site to be developed with Harrah's Entertainment, Inc. and requested an expedited review of its application to acquire 29.31 acres at Monticello Raceway.

         We will be seeking the consent of the holders of our 5 1/2% convertible senior notes in order to amend certain  provisions  of the  indenture  governing such notes to give management of the Company greater flexibility in developing a
Native American  casino at Monticello  Raceway with other Native American tribes beside the Cayuga Nation of New York.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a)   On August  17,  2005,  the  Company  held its  annual  meeting  in
              Monticello, New York;

         b)   The  following  Directors  were elected  based upon the  following tabulations of votes:

                                                    FOR              WITHHELD
                                                    ---              --------
                  David P. Hanlon                 21,700,681         229,538
                  Robert H. Friedman              21,697,906         232,313

              The  second  order of  business  was to  consider  and vote upon a proposal to adopt the Company's 2005 Equity  Incentive Plan, which passed based upon the following tabulations of votes.

                  FOR                              AGAINST           WITHHELD
                  ---------                        -------           --------
                  10,583,768                     1,152,214            24,427

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

                                                EMPIRE RESORTS, INC.

Dated: November 14, 2005                   /s/ David P. Hanlon
                                           -------------------------------------
                                           David P. Hanlon
                                           President and Chief Executive Officer

Dated:  November 14, 2005                  /s/ Ronald J. Radcliffe
                                           -------------------------------------
                                           Ronald J. Radcliffe
                                           Chief Financial Officer

