Form 10-K
period 2005-12-31
EMPIRE RESORTS INC
filed 2006-03-30
CIK 906780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For the fiscal year ended December 31, 2005

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

     Commission file number 1-12522

                              EMPIRE RESORTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  13-4141279
--------------------------------------------------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

   701 N. Green Valley Parkway, Suite 200, Henderson, NV       89074
------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (702) 990-3355

              Securities registered under Section 12(b) of the Act:

                                                      Name of each exchange
           Title of each class                          on which registered

 Common Stock, $.01 par value per share               Nasdaq Small Cap Market
--------------------------------------------  ----------------------------------

5-1/2% Secured Convertible Notes Due 2014                 The PORTAL Market
--------------------------------------------  ----------------------------------

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, $.01 par value per share
--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained,  to the best of registrant's knowledge, in definitive proxy or information  statements  incorporated  by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [ ]

       Indicate by check mark  whether  the  registrant  is a large  accelerated filer,  an accelerated  filer,  or a  non-accelerated  filer.  See definition of
"accelerated  filer and large  accelerated  filer" in Rule 12b-2 of the Exchange
Act. (Check one):
     Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of the issuer's common equity held by non-affiliates, as of June 30, 2005 was $69,487,494, based on the closing price of the common stock on the Nasdaq Small Cap Market.

     As of March 29, 2006, there were 26,259,981 shares of the issuer's common equity outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

   Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer

   Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

                                     PART I

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

         This Annual  Report on Form 10-K  contains  forward-looking  statements within the meaning of Section 21E of the  Securities  Exchange  Act of 1934,  as
amended,  and Section 27A of the Securities Act of 1933, as amended,  reflecting management's current expectations.  Examples of such forward-looking  statements include our  expectations  of results with respect to our strategy.  Although we believe that our expectations are based upon reasonable  assumptions,  there can be no assurances that our financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements,  or industry results, to be materially different from any future results,  performance or achievements expressed or implied by such  forward-looking  statements.  Numerous factors may affect our actual results and may cause results to differ  materially from those expressed  in  forward-looking  statements  made  by us or on  our  behalf.  Any
statements   herein  that  are  not   statements  of  historical   fact  may  be
forward-looking statements.  Among others, the words, "believes," "anticipates,"
"plans,"  "estimates,"  and "expects"  are intended to identify  forward-looking statements. Factors that could cause actual results, performance or achievements to differ  materially  from those  expressed or implied by these forward looking statements  include,  but are not limited to, the risk factors set forth in Item
1A of this Annual  Report.  Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this filing.
We assume no obligation  to update the  forward-looking  information  to reflect actual  results  or  changes  in  the  factors  affecting  such  forward-looking information.

ITEM 1.           BUSINESS.

OVERVIEW

         Empire Resorts, Inc. was organized as a Delaware corporation on March
19, 1993, and since that time has served as a holding company for various subsidiaries engaged in the hospitality and gaming industries.

         Through our subsidiaries, we currently:

o    own and operate Monticello Raceway, a harness horseracing  facility located in Monticello, New York, 90 miles Northwest of New York City. At Monticello
     Raceway,  we  conduct  pari-mutual  wagering  through  the  running of live harness horse races,  the import  simulcasting of harness and  thoroughbred horse races from racetracks across the country and the export  simulcasting of our races to offsite pari-mutual wagering facilities.

o    operate  in  conjunction  with the New York State  Lottery  more than 1,500 video gaming machines ("VGMs") at the grandstand of Monticello Raceway.

o    have an  agreement  with the St.  Regis Mohawk Tribe to develop and manage, subject to  regulatory  approval,  a Class III Indian casino on 29 acres of land adjacent to Monticello Raceway.

o    have an agreement with the Cayuga Nation of New York to develop and manage, subject to regulatory  approval, a Class III Indian casino resort and hotel at a location in Sullivan County, New York to be determined in the future.

         We plan to grow and diversify our business by marketing our services to gaming and hospitality clients, seeking consulting relationships with additional gaming clients and pursuing acquisitions, joint ventures or other growth opportunities.

MONTICELLO RACEWAY

         Monticello Raceway began operations in 1958 and currently features:

o    1,570 VGMs;

o    year-round live harness horse racing;

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

         Monticello Raceway derives its racing revenue principally from:

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
Monticello  Raceway  also exports  live  broadcasts  of its races to casinos and off-track betting facilities in other states.

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

MIGHTY M GAMING AT MONTICELLO RACEWAY

         We currently  operate a 45,000 square foot VGM facility called Mighty M
Gaming at Monticello  Raceway.  VGMs are  electronic  gaming  devices that allow patrons to play  electronic  versions of various lottery games of chance and are similar in appearance and feel to traditional slot machines.  Mighty M Gaming at
Monticello  Raceway began operations on June 30, 2004. At December 31, 2005, the number of VGMs in operation was 1,570.

         Each of the VGMs is owned by the State of New York and, by statute, 32%
of the  first  fifty  million,  29% of the  next  one  hundred  million  and 26%
thereafter of gross revenue from our VGM  operations is  distributed  to us. The statute also provides a vendor's  marketing  allowance for racetracks  operating video  lottery  programs  of 8% on the  first  $100.0  million  of net  revenues generated and 5% thereafter.

         During  the past  decade,  the  operation  of video  gaming  devices at racetracks  in  several  states  outside  New York has  enhanced  state  lottery revenues and improved the racetrack's economic  performance.  Our VGM operations have helped to increase our racing revenues through increased  attendance at our racetrack from customers for our VGM facility  resulting in increased handles at the racetrack.  In addition, the VGM operations have supported increased purses, which allow for higher profile racing activities.

         VGM  activities in the State of New York are presently  overseen by the
Division of the Lottery of the State of New York.

CASINO DEVELOPMENT

         We have  agreements with both the St. Regis Mohawk Tribe and the Cayuga
Nation of New York to develop  and  manage  Indian  casinos.  The casino for the former is proposed on land adjacent to Monticello Raceway and the casino for the latter is intended to be elsewhere in the  Catskills  region of the State of New
York.

ST. REGIS MOHAWK RESORT DEVELOPMENT

         We had  previously  attempted  to develop a casino  with the St.  Regis
Mohawk  Tribe  beginning  in 1996.  In April 2000,  the St.  Regis  Mohawk Tribe
received  certain  federal  approvals  needed  to build a casino  at  Monticello
Raceway  that  would  have been  managed  by an  affiliate  of our  predecessor,
Catskill  Development,  L.L.C.  Such approvals  required the  concurrence of the
Governor of New York. Prior to the issuance of such  concurrence,  however,  the
St. Regis Mohawk Tribe agreed to work exclusively with Park Place  Entertainment
Corporation, now part of Harrah's Entertainment, Inc., which proposed to develop a casino  for the St.  Regis  Mohawk  Tribe  at the  nearby  Kutsher's  Sporting
Academy. However, by Summer 2005, the needed approvals for a casino at Kutsher's
Sporting Academy had not  materialized,  and we and the St. Regis Mohawk Tribe's leaders discussed the possibility of moving forward with the previously obtained approvals for the casino project at Monticello Raceway.

         On August 1, 2005,  we  entered  into a letter  agreement  with the St.
Regis  Mohawk Tribe  pursuant to which the St.  Regis Mohawk Tribe  acknowledged that on April 6, 2000, the United States  Department of the Interior advised New
York State Governor  George Pataki that the  acquisition of 29 acres adjacent to
Monticello  Raceway  would be in the best interest of the St. Regis Mohawk Tribe and would not be detrimental to the community.  Under the letter  agreement,  we and the St. Regis Mohawk Tribe affirmed, subject to the requested concurrence by
Governor  Pataki,  all prior contracts to develop an Indian casino at Monticello
Raceway.  The  St.  Regis  Mohawk  Tribe  further  agreed  to  (1)  satisfy  all requirements for the Bureau of Indian Affairs (the "BIA") in connection with the transfer of the 29 acres of land to the United  States  government  in trust for
the  St.  Regis  Mohawk  Tribe,   (2)  resolve  any  remaining  issues  for  the
finalization  of  the  pre-existing   management   agreement  with  one  of  our
subsidiaries for the project previously  submitted to the National Indian Gaming
Commission  (the  "NIGC"),  (3)  execute  any  amendment  or  revision  to  such management agreement, or any collateral agreements,  that may be mutually agreed upon in such process, (4) support the approval of such management agreement,  as so amended or revised,  by the NIGC and (5) take any and all reasonably required steps to  consummate  the land to trust  transfer of the parcel  pursuant to the
April 6, 2000 determination as promptly as practicable following the concurrence of Governor Pataki.

         The current plans for the Indian  casino  resort at Monticello  Raceway are expected to feature:

o    160,000  square feet of gaming space with 3,500 slot machines and 125 table games,  with  sufficient  space  to  accommodate  an  additional  500  slot machines;

o    nine restaurants, including a fine dining restaurant and a buffet;

o    several bars and a nightclub;

o    5,000 parking spaces, including 4,200 covered spaces all located directly underneath or adjacent to the casino;

o    an enclosed retail corridor connected to Monticello Raceway;

o    a central entertainment lounge; and

o    a 40,000 square foot multi-function room.

         The plans are only in a preliminary stage and are subject to approval by relevant government authorities and the St. Regis Mohawk Tribe.

         On March 20, 2006, we submitted a proposed form of amended and restated
gaming  facility   management   agreement  (the  "Gaming   Facility   Management
Agreement")  and  collateral  agreements  to the NIGC for review and approval or disapproval.  Until  approved by the Chairman of the NIGC,  the gaming  facility management agreement is not in force. Neither the St. Regis Mohawk Tribe nor the
St. Regis Mohawk  Gaming  Authority  (the  "Authority")  has approved the Gaming
Facility  Management  Agreement.  We expect, but cannot guarantee,  that the St.
Regis Mohawk Tribe will approve the Gaming Facility Management Agreement.

         Under the  currently  proposed form of the Gaming  Facility  Management
Agreement,  the  Authority  will  retain us to manage  all casino  style  gaming activities,  other than  horserace  wagering  and Class II  gaming,  that may be conducted  on the land for seven years  commencing  upon  opening and the NIGC's approval  of the  agreement.  We would  also be  retained  to manage  all lawful commercial  activities  on the land related to gaming such as  automatic  teller machines, food service,  lodging and retail. At the same time, we have agreed to assist the  Authority  to obtain  financing  for the gaming  enterprise  and all related commercial  activities.  In exchange for these services, we are entitled to receive a management  fee equal to 30% of the net  revenues  derived from the operations it manages. Under the Gaming Facility Management Agreement, before we can pay ourselves  our fee, we must first pay to the Authority a minimum  return of approximately  $517,000 per month.  These minimum priority payments are to be charged against the Authority's  distribution of net revenues and, when there is insufficient  net  revenue in a given month to pay the  minimum  return,  we are obligated to advance the funds necessary to compensate for the deficiency,  with the Authority reimbursing us in the next succeeding month or months. The minimum return is required to be paid to the Authority  every month gaming is conducted, including on a pro rata basis during those months when gaming is conducted  only for part of a month.

         While the terms of the proposed  Gaming Facility  Management  Agreement provide us with wide  discretion as to the  day-to-day  management of the gaming facilities,  all major  decisions  or  expenditures  must first be approved by a management business board to be comprised of four persons, two of whom are to be appointed by the Authority and the other two of whom are to be appointed by us.

         In carrying  out its duties as manager of the gaming  facility,  we are required to provide  the St.  Regis  Mohawk  Tribe and other  recognized  Indian tribes with certain  preferences  including  giving  preference  in  recruiting, training  and  employment  first to  qualified  members of the St.  Regis Mohawk
Tribe,  and  secondly  to  other  qualified  Indians  and the  local  community, providing  training  programs for members of the St. Regis Mohawk Tribe;  and in entering  into  contracts  for the supply of goods and  services  for the gaming enterprise, giving preference first to qualified members of the St. Regis Mohawk
Tribe,  and qualified  business  entities  certified by the Authority or the St.
Regis Mohawk Tribe as being controlled by members of the St. Regis Mohawk Tribe, and second to other qualified Indians and qualified  business entities certified by the Authority to be controlled by Indians and to the local community.

         We also entered into a gaming  facility  development  and  construction agreement  with the  Authority  and the St.  Regis  Mohawk  Tribe  (the  "Gaming
Facility  Development and  Construction  Agreement"),  pursuant to which we were granted the exclusive right to design, engineer,  construct, furnish and develop a Class III Indian casino resort with the St. Regis Mohawk Tribe,  and we agreed to help arrange  financing of the project.  In exchange for these services,  the

Authority  agreed to pay us a  development  fee  equal to 5% of the  first  $505 million  of the  project's  costs,  payable  monthly  as the  project  costs are incurred.  However,  the Authority is entitled to retain 10% of such development fees  until  the  project  is 50%  completed  and then 5% until the  project  is completed.  On the  completion  date,  the Authority is required to pay us these retained fees.

         Similar to the Gaming Facility Management  Agreement,  in the execution of our duties under the Gaming Facility Development and Construction  Agreement,
we must first seek approval from a development  business  board before any major decisions or material  expenditures  are made.  The  development  business board shall be  comprised  of four  persons,  two of whom are to be  appointed  by the
Authority and the other two of whom are to be appointed by us. Finally,  similar to the  covenants  of the  Gaming  Facility  Management  Agreement,  the  Gaming
Facility  Development  and  Construction  Agreement  provides  that any  general contractor hired by Monticello Raceway Development shall use its reasonable best efforts to give,  and to cause  subcontractors  to give, a hiring  preference to qualified members of the St. Regis Mohawk Tribe.

CAYUGA CATSKILL RESORT DEVELOPMENT

         On April 3,  2003,  we,  the  Cayuga  Nation of New York and the Cayuga
Catskill Gaming Authority,  an instrumentality of the Cayuga Nation of New York, formed to develop  and  conduct  gaming  operations,  signed an initial  form of
gaming  facility  management  agreement  and  related  agreements,   with  terms
substantially similar to those entered into with the St. Regis Mohawk Tribe. The agreements  provided for us to supply technical and financial  assistance to the
Cayuga  Nation  of  New  York  and to  serve  as its  exclusive  partner  in the development,  construction,  financing,  operation and  management of a proposed casino in the  Monticello  area.  The  principal  agreements  were  extended  in
December  2005 to December 31,  2006.  Subsequent  to entering  into our initial agreement with the Cayuga Nation of New York, leadership issues arose within the
Cayuga Nation of New York.

         Until  approved  by the  Chairman  of the  NIGC,  the  gaming  facility management  agreement is not in force. In January 2004, we and the Cayuga Nation of New York  received a letter from the NIGC,  stating that the gaming  facility management agreement did not, in their view, meet all federal requirements,  and setting  forth  particular  comments on various  provisions in the agreement and other matters.  In partial response to this letter, in April 2004 we submitted a proposed form of amended and restated gaming facility management  agreement (the
"Restated  Gaming  Facility  Management  Agreement")  to the NIGC for  approval.
Neither the Cayuga Nation of New York nor the Cayuga Catskill  Gaming  Authority
has approved the Restated Gaming  Facility  Management  Agreement.  We intend to negotiate a form  acceptable  to the NIGC  before  formal  re-submission  to the
Cayuga Nation of New York for its  approval.  We expect,  but cannot  guarantee, that the Cayuga Nation of New York will approve the Gaming  Facility  Management
Agreement.

         In order for the Cayuga  Nation of New York to be authorized to develop and  operate a gaming  facility,  it must  either 1) receive  federal  and state approvals  similar  to those  that have  been  received  or are being  sought in connection  with our project  with the St.  Regis Mohawk Tribe or 2) be exempted from such  requirements as the result of a land claim settlement  agreement with the  State of New York.  There are  significant  preconditions  that must  occur before such a settlement can occur. First, legislation must be passed by the New
York State legislature. Second, similar legislation must be passed by the United
States Congress. Third, title to a site must be transferred to the United States and  accepted  into  trust for the  benefit  of the  Cayuga  Nation of New York.
Fourth, the Cayuga Nation of New York must enter into a Class III gaming compact with the State of New York. The negotiations  between the interested parties are complex  and have been  affected by a variety of  factors,  including  political opposition,  court  decisions  concerning  the  status  of the land  claims  and internal differences within the Cayuga Nation of New York.

COMPETITIVE ADVANTAGES

         We believe  that if we are able to  develop  gaming  operations  in the
Catskills  region in the State of New York, they will be successful  because the
Catskills area is approximately 90 miles northwest of New York City, making it a shorter  trip from the  nation's  most  populous  metropolitan  area than either
Atlantic City or any regional Indian casino,  including Foxwoods and Mohegan Sun in  Connecticut.  There are  approximately  1.3 million  adults living within 50 miles of the  Catskills  area.  In addition,  roughly  18.4 million  adults live within 100 miles of the Catskills area , an area where household income averages approximately $76,000. Specifically,  Monticello Raceway is directly adjacent to

Highway 17, has highly visible signage and convenient  access,  and is less than
1,000 feet from the highway's exit. There is currently no direct competition for our VGM operations within 85 miles of Monticello Raceway.

GOVERNMENT REGULATION

         INDIAN GAMING  REGULATORY  ACT. The terms and  conditions of management contracts for the operation of Indian-owned casinos, and of all gaming on Indian land in the United  States,  are subject to the Indian Gaming  Regulatory Act of
1988, as amended, which is administered by the NIGC, and also are subject to the provisions  of statutes  relating to  contracts  with Indian  tribes,  which are administered  by the Secretary of the Interior and the BIA.  More  specifically, the  NIGC  regulates  Class II  gaming,  reviews  and  approves  ordinances  and management contracts,  conducts background investigations and approves licensing of key personnel.  The Secretary of Interior has authority over Class III gaming which  includes  approval of compacts,  per capita plans,  leasing and gaming on lands acquired in trust after 1988. The regulations  and guidelines  under which the NIGC will  administer  the Indian Gaming  Regulatory  Act are evolving.  The
Indian Gaming Regulatory Act and those regulations and guidelines are subject to interpretation  by the Secretary of the Interior and the NIGC and may be subject to judicial and legislative clarification or amendment.

         We may need to provide the BIA or the NIGC with background  information on a variety of people, including each person with management responsibility for the gaming facility management agreement, our directors and the directors of our
operating   subsidiaries,   and  our  ten   largest   stockholders.   Background
investigations of others may also be required.

         The  Indian  Gaming  Regulatory  Act of  1988,  as  amended,  currently requires  the  NIGC to  approve  management  contracts  and  certain  collateral agreements  for  Indian  casinos.  The NIGC  will  review  our  gaming  facility management  contract and collateral  agreements  for compliance  with the Indian
Gaming  Regulatory  Act,  and approve or reject the gaming  facility  management contract and any other of the  collateral  agreements  constituting a management contract.

         The NIGC has broad  discretion  to approve or not approve a  management contract.  A management  contract can be approved only after the NIGC determines that the contract provides, among other things, for:

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

o    a ceiling on the repayment of such development and construction costs; and

o    a contract term not exceeding five years and a management fee not exceeding
     30% of profits;  provided that the NIGC may approve up to a seven year term and a management  fee not to exceed 40% of profits if the NIGC is satisfied that the capital  investment  required,  the risk exposure,  and the income projections for the particular  gaming  activity  justify the larger profit allocation and longer term.

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

         Class I gaming on Indian lands is within the exclusive  jurisdiction of
Indian tribes and is not subject to the Indian Gaming Regulatory Act of 1988, as amended. Class II gaming is permitted on Indian lands if:

o    the state in which the Indian lands lie permits such gaming for any purpose by any person, organization or entity;

o    the gaming is not otherwise specifically prohibited on Indian lands by federal law;

o    the gaming is conducted in accordance with a tribal ordinance or resolution which has been approved by the NIGC;

o    an Indian tribe has sole proprietary interest and responsibility for the conduct of gaming;

o    the primary management officials and key employees are tribally licensed;
     and

o    several other requirements are met.

         Class  III  gaming  is  permitted  on  Indian  lands if the  conditions applicable to Class II gaming are met and, in addition,  the gaming is conducted in  conformance  with the terms of a tribal-state  compact (a written  agreement between the tribal  government  and the  government  of the state  within  whose boundaries the tribe's lands lie).

         Under the Indian Gaming Regulatory Act of 1988,  regulated gaming by an
Indian tribe is permitted only if the casino is located on an Indian reservation or land held by the United States in trust for the nation (or subject to similar restrictions on transfer),  and only if that tribe exercises governmental powers over the casino site. That same Act, however, generally prohibits gaming on land acquired  in trust after  October  17,  1988.  A tribe can  overcome  the gaming prohibition if one of the exceptions provided in Section 20 of the Indian Gaming
Regulatory  Act of 1988 applies.  We believe that two  exceptions to the general prohibition  of gaming on newly  acquired  trust lands are  available to the St.
Regis Mohawk Tribe and the Cayuga  Nation of New York.  The  so-called  two part determination  exception  permits  gaming on land taken into trust after October
17, 1988 if, after  consultation with the tribe and applicable state,  local and other nearby tribal officials,  the Secretary of the Interior  determines that a gaming establishment on newly acquired land would be in the best interest of the tribe  and  its  members,  and  would  not be  detrimental  to  the  surrounding community,  but only if the Governor of the applicable  State  concurs.  Another exception to the general  prohibition of gaming on newly acquired trust lands is the  exception  that  allows  gaming  on  lands  taken  into  trust as part of a settlement of a land claim.

         TRIBAL-STATE  COMPACTS.  The Indian Gaming  Regulatory  Act of 1988, as
amended, requires states to negotiate in good faith with Indian tribes that seek to enter into  tribal-state  compacts for the conduct of Class III gaming.  Such tribal-state  compacts may include provisions for the allocation of criminal and civil  jurisdiction  between the state and the Indian  tribe  necessary  for the enforcement of such laws and regulations, taxation by the Indian tribe of gaming activities  in amounts  comparable  to those  amounts  assessed by the state for comparable  activities,  remedies  for  breach of  compacts,  standards  for the operation of gaming and maintenance of the gaming facility,  including licensing and any other  subjects  that are  directly  related to the  operation of gaming activities.  While the terms of tribal-state  compacts vary from state to state, compacts  within  one  state  tend  to be  substantially  similar.  Tribal-state compacts  usually  specify the types of  permitted  games,  establish  technical standards  for  gaming,  set maximum and  minimum  machine  payout  percentages, entitle the state to inspect  casinos,  require  background  investigations  and licensing of casino  employees and may require the tribe to pay a portion of the state's  expenses for  establishing and maintaining  regulatory  agencies.  Some tribal-state  compacts  are for  set  terms,  while  others  are for  indefinite duration.

         Any of our jointly  developed  Indian casino resorts would therefore be subject  to the  requirements  and  restrictions  contained  in  the  applicable compacts  with the State of New York.  An outline  of the basic  terms for these compacts is set forth in the Agreement of Compromise and Settlement, dated as of
November  17, 2004,  between the Cayuga  Nation of New York and the State of New
York and the proposed  Tribal-State  Compact  between the St. Regis Mohawk Tribe and the  State of New York  governing  Class  III  Gaming  in  Sullivan  County.
Pursuant to the terms of both  documents,  both  tribes  would be  permitted  to develop tribal casinos in the Town of Thompson in Sullivan County, New York that will permit the operation of slot machines, but not VGMs, for an initial term of

14 years,  with an automatic  seven year  renewal and shall  provide each of the tribes,  along with certain other Indian tribes,  the exclusive right to operate slot  machines in the  counties of Bronx,  Delaware,  Greene,  Kings,  New York,
Orange,  Queens,  Richmond,  Rockland,  Sullivan,  Ulster and Westchester (which includes  all of New York  City).  Under the  proposed  compacts,  each tribe is required to  contribute  20% of its slot machine net revenue to the State of New
York  during  the  first  four  years  of  operation,   with  such  contribution
subsequently  increasing to 25%. The Cayuga Nation of New York and the St. Regis
Mohawk Tribe must  commence  gaming  operations  within 18 months and 24 months, respectively,  of receiving all requisite state and federal approvals.  Finally, each tribe  agreed to collect and remit to the State of New York,  all state and local taxes in  connection  with all sales made by vendors  with  respect to the gaming facility of alcoholic beverages,  cigarettes,  tobacco products,  gas and all other personal property and services sold to non members of the tribe. These settlement  agreements,  however, do not become effective until the enactment of federal and state  legislation and tribal  resolutions  that formally  implement their terms.

         There is an existing compact between the St. Regis Mohawk Tribe and the
State of New York,  which could be amended to incorporate  terms relevant to the project at Monticello Raceway under existing legislation.  However, the State of
New York is expected to prefer that the terms of its compacts with Indian tribes evolve on  substantially  similar terms,  and we believe that such terms will be similar to those in the compact that governs the operation of the Seneca Niagara
Falls Casino between the Seneca Nation of Indians and the State of New York. The
following is a summary of certain terms of the compact between the Seneca Nation of Indians and the State of New York, dated April 12, 2002:

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

o    Upon  request,  the Seneca  Nation of Indians is  required to submit to the
     State of New York  copies  of all  reports,  letters  and  other  documents relating to its Class III gaming activities filed with the NIGC.

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

         In addition to the Indian  Gaming  Regulatory  Act of 1988, as amended, tribally-owned gaming facilities on Indian land are subject to a number of other federal  statutes.  The  operation  of gaming on Indian land is  dependent  upon whether  the law of the state in which the casino is located  permits  gaming by non-Indian entities, which may change over time.

COMPETITION

         MONTICELLO RACEWAY

         Generally,  Monticello  Raceway  does not compete  directly  with other harness  racing  tracks in New York  State  for live  racing  patrons.  However,
Monticello  Raceway  does face intense  competition  for  off-track  wagering at numerous gaming sites within the State of New York and the  surrounding  region.
The inability to provide  larger purses for the races at Monticello  Raceway has been a significant  limitation on its ability to compete for off-track  wagering revenues.

         MIGHTY M GAMING AT MONTICELLO RACEWAY

         The primary  competition  for Mighty M Gaming at Monticello  Raceway is expected to be from two racetracks located within the New York City metropolitan area, Yonkers Raceway and Aqueduct Raceway. Both racetracks have announced plans to proceed with the program and construction of facilities has commenced at both locations.  However,  the  construction at Yonkers Raceway is not expected to be completed  until the fourth  quarter of 2006 and the opening of the VGM facility at Aqueduct  Raceway has been delayed  until 2007. In addition,  proposals  have been made for the implementation of a similar program in New Jersey, which would include a facility at the Meadowlands Racetrack.

         In July 2004, Pennsylvania enacted a law legalizing the operation of up to 61,000 slot  machines at 14 locations  throughout  the state.  The holders of horse  racing  licenses  in  Pennsylvania  may apply for 7 of the 14 licenses to operate slot machines at their  racetracks  while the other 7 locations have yet to be identified.  On January 25, 2005, in  anticipation of receiving one of the licenses  to  operate up to 3,000  slot  machines,  the  Mohegan  Tribal  Gaming
Authority acquired Pocono Downs Racetrack and five off-track wagering operations for a total of $280  million  and  anticipated  licensing  fees of $50  million.
Pocono Downs Racetrack is located in Wilkes-Barre,  Pennsylvania,  approximately
75 miles southwest of Monticello.

         COMPETING CASINOS AND PROPOSED CASINO PROJECTS

         The  Stockbridge   Munsee  Band  of  Mohicans,   currently  located  in
Wisconsin,  asserting  aboriginal  roots  in New York  State,  has  applied  for approval to develop an Indian casino in the Catskills region of the State of New
York. Their partner, Trading Cove Associates, Inc., developers of the successful
Mohegan Sun casino in  Connecticut,  has  purchased  an option on 300 acres as a potential  site on which to build a $600  million  hotel  and  casino  on a site approximately 5 miles east of Monticello Raceway.

         In November of 2004, a number of other Native  American  tribes entered into  agreements  with the State of New York with respect to land claims against the State. As in the case of the St. Regis Mohawk Tribe and the Cayuga Nation of
New York,  these  agreements  also require state and federal  legislation  to be enacted in order to implement their provisions:

         In November 2004, the Stockbridge  Munsee Band of Mohicans entered into an Agreement of Settlement and Compromise to resolve certain land claims against the State of New York. In return,  the State of New York agreed to negotiate and enter into a mutually  satisfactory  gaming  compact  (subject to the review and approval of the Secretary of Interior of the United  States) that will authorize the  Stockbridge  Munsee Band of Mohicans to operate a Class III gaming facility in the  Catskills  region  of the  State of New York  and to fully  support  all regulatory  approvals  required for such  facility.  Such parcel of land will be
Indian Country under 18 U.S.C. ss.1151.

         In November  2004, the Wisconsin  Oneidas  entered into an Agreement of
Settlement  and  Compromise to resolve  certain land claims against the State of
New York. In return,  the State of New York agreed to negotiate and enter into a mutually  satisfactory gaming compact (subject to the review and approval of the
Secretary of Interior of the United  States) that will  authorize  the Wisconsin
Oneidas to operate a Class III gaming  facility in the  Catskills  region of the
State of New York and to fully  support all  regulatory  approvals  required for such facility.

         It is unlikely, however, that the development of these other casinos in the Catskills  region of the State of New York will be able to occur in the near
future.  The  legislation   introduced  in  2005  to  implement  these  proposed
settlements was not enacted by the New York State Legislature. As a consequence, subsequent  legislation  proposed by New York Governor  George  Pataki's in June
2005 did not include any provisions for out-of-state  tribes to develop a casino in the Catskills  region of the State of New York. In addition,  a bill proposed in November  2005 by Senator John McCain to amend the Indian  Gaming  Regulatory
Act of 1988 would,  among other things,  prevent tribes from moving across state lines to open a  casino.  Moreover,  a new  bill  introduced  by  Representative
Richard  Pombo,  the chairman of the House  Resources  Committee,  in March 2006 would restrict tribal land acquisitions for gaming purposes.

         Other New York based federally  recognized Indian tribes or tribes with historical ties to New York have expressed  interest in operating casinos in the
Catskills  region of the State of New York, but none has submitted  applications to the BIA for such purpose. Two of these, the Oneida Nation of New York and the
Seneca Nation, have already been active in the development of casinos in Western
New York. In July 1993, the Oneida Nation of New York opened "Turning  Stone," a casino  featuring  24-hour  table gaming and  electronic  gaming  machines  with approximately  90,000 square feet of gaming space,  near Syracuse,  New York. In
October  1997,  the  facility  expanded  to  include  a hotel,  expanded  gaming facilities,  a golf course and a convention center.  Turning Stone is completing an  additional  expansion  consisting  of 50,000  square  feet of gaming  space, additional  hotel rooms,  additional  golf courses and a water park.  The Seneca
Nation completed its  negotiations  with New York State and, on January 1, 2003, opened a casino in Niagara  Falls,  New York.  The casino  offers full Las Vegas style  gambling with slot  machines and table games.  Although the Oneida Nation and the Seneca  Nation  have  expressed  interest  in  operating a casino in the
Catskills  region of the State of New York and have been engaged in  preliminary development  work,  neither has publicly  identified a site,  submitted  federal applications or entered into a settlement agreement with the State of New York.

         In February  1992,  the  Mashantucket  Pequot  Nation  opened  Foxwoods
Resorts Casino, a casino hotel facility in Ledyard,  Connecticut (located in the far eastern portion of such state), an approximately two and one-half hour drive from New York City and an approximately two and one-half hour drive from Boston,
Massachusetts,  which currently offers 24-hour gaming and contains approximately
7,400  slot  machines,  380 table  games and over  1,400  rooms and  suites,  26 restaurants, 19 retail stores, entertainment and a year-round golf course. Also, a high-speed ferry operates seasonally between New York City and Foxwoods Resort and  Casino.  The  Mashantucket  Pequot  Nation has also  announced  plans for a high-speed  train linking  Foxwoods Resort and Casino to the interstate  highway and an airport outside Providence, Rhode Island.

         In October  1996,  the Mohegan  Nation opened the Mohegan Sun casino in
Uncasville,  Connecticut,  located 10 miles from Foxwoods Resort and Casino. The
Mohegan Sun casino has  approximately  6,400 slot  machines and 300 table games, off-track  betting,  bingo, 30 food and beverage outlets,  and retail stores and completed the first phase of an expansion project that included a 115,000 square foot  casino,  a 10,000  seat  arena,  40 retail  shops,  dining  venues and two additional  parking garages,  accommodating up to 5,000 cars, in September 2001.
The  second  phase  included  a 1,200  hotel  guest  room 34  story  tower  with convention facilities and a spa and opened in the summer of 2002.

         A number of groups are  seeking to become  federally-recognized  Indian tribes in order operate casinos near the New York metropolitan  area. There have been periodic proposals for locating an Indian casino in the City of Bridgeport,
Connecticut.  Should a federally-recognized  tribe be successful in doing so, it would have an  economic  impact on any  casinos in the  Catskills  region of the
State of New York since  Bridgeport  is close to a large portion of the New York metropolitan area. In addition, the Shinnecock Indian Nation, a state-recognized
Indian tribe, is attempting to construct a casino in Southampton,  New York. The
Shinnecocks  take the position that because they are  state-recognized,  but not federally  recognized,  they have the  right to  engage in gaming  free of state regulation and without the restrictions  imposed by the Indian Gaming Regulatory
Act (including the need for a gaming compact).  The Shinnecocks  broke ground on their  casino on June 30,  2003,  but the State of New York brought suit against the  Shinnecocks,  and a federal  district court enjoined the  Shinnecocks  from moving  ahead with their  casino  because  they are not a  federally  recognized tribe.  The court initially  stayed the case for 18 months so that a decision on the  Shinnecocks'  request  for  federal  recognition  could be made,  but later determined that the request could take the federal  government  several years to process,  and  agreed  to  move  toward  trial  on  the  issue  of  whether  the
Shinnecocks,  as a state-recognized  tribe, are immune from the state's lawsuit.

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

         In  Atlantic  City  there are  currently  more  than 10 casino  hotels.
Moreover,  substantial new expansion and development  activity has recently been completed,  is under  construction,  or has been  announced  in  Atlantic  City, including  the summer of 2003  opening of the Borgata  Casino  developed  by MGM
Mirage and Boyd Gaming and the expansions at Harrah's, Tropicana and Showboat.

         Legislation  permitting other forms of casino gaming is proposed,  from time to time,  in various  states,  including  those  bordering the State of New
York. Six states have legalized  riverboat gambling while others are considering its approval. Several states are also considering, or have approved, large-scale land-based VGM operations  based at their state's  racetracks.  The business and
operations   of  Monticello   Raceway  could  be  adversely   affected  by  such
competition,  particularly  if  casino  and/or  video  gaming  is  permitted  in jurisdictions  close to New York  City.  Currently,  casino  gaming,  other than
Indian gaming, is not allowed in New York, Connecticut or in areas of New Jersey outside of Atlantic City. However, proposals were introduced to expand legalized gaming in each of those locations and in Pennsylvania.

EMPLOYEES

         As of March 29, 2006, we and our  subsidiaries  employed  approximately
380 people.

ITEM 1A.          RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

         IF OUR VGMS AT  MONTICELLO  RACEWAY DO NOT  INCREASE  OUR  REVENUES AND
OPERATING INCOME OR IF AN INDIAN CASINO IS NOT  SUCCESSFULLY  DEVELOPED BY US OR
IF WE ARE UNABLE TO ATTRACT SUFFICIENT ATTENDANCE, IT COULD ADVERSELY AFFECT OUR
ABILITY TO SERVICE OUR OUTSTANDING DEBT.

         Our ability to service our senior  secured  convertible  notes or loans under our credit  facility with Bank of Scotland will depend upon the success of our VGM  facility,  our  ability to  successfully  develop  and manage an Indian casino for the St. Regis  Mohawk Tribe and/or the Cayuga  Nation of New York and
our ability to attract sufficient attendance.

         There can be no assurance that VGMs will draw sufficiently large crowds to  Monticello  Raceway to  increase  local  wagering  to the point that we will realize a profit. The operations and placement of our VGMs, including the layout and  distribution,  are under the jurisdiction of the New York State Lottery and the program  contemplates  that a significant  share of the  responsibility  for marketing the program will be borne by the New York State Lottery.  The New York
State Lottery may make  decisions that we feel are not in our best interest and, as a consequence,  the profitability of our video gaming machine  operations may not reach the  levels  that we  believe  to be  feasible  or may be slower  than expected in reaching  those levels.  Until  recently,  our VGM  operations  were losing money, as we are only permitted to retain 32% of the first fifty million,
29% of the next one hundred million and 26% thereafter of its VGM gross revenue.
Moreover,  the legislation  authorizing the implementation of VGMs at Monticello
Raceway  expires in 2013,  prior to the stated  maturity  of our senior  secured notes,  and no assurance can be given that the authorizing  legislation  will be extended beyond this period.  Similarly,  the development of our proposed Indian casinos is subject to many regulatory,  competitive, economic and business risks beyond our control,  and there can be no assurance that either will be developed in a timely manner,  or at all. Any failure in this regard could have a material adverse impact on our operations and our ability to service our current debt.

         AS A  HOLDING  COMPANY,  WE  ARE  DEPENDENT  ON THE  OPERATIONS  OF OUR
SUBSIDIARIES  TO PAY  DIVIDENDS  OR MAKE  DISTRIBUTIONS  IN  ORDER  TO  GENERATE
INTERNAL CASH FLOW.

         We  are a  holding  company  with  no  revenue  generating  operations.
Consequently,  our ability to meet our working capital  requirements and service our outstanding  debt depends on the earnings and the distribution of funds from our  subsidiaries.  There  can be no  assurance  that  these  subsidiaries  will generate enough revenue to make cash distributions in an amount necessary for us to satisfy our working capital requirements and our obligations under our senior secured convertible notes or the Bank of Scotland credit facility.

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
PERSONNEL,  SIGNIFICANT  STOCKHOLDERS,  OR JOINT  VENTURE  PARTNERS TO OBTAIN OR
RETAIN REQUIRED GAMING REGULATORY LICENSES,  COULD PREVENT THE COMPLETION OF OUR
CURRENT CASINO DEVELOPMENT PROJECTS, PREVENT US FROM PURSUING FUTURE DEVELOPMENT
PROJECTS OR OTHERWISE ADVERSELY IMPACT OUR RESULTS OF OPERATION.

         The  ownership,  management  and  operation  of gaming  facilities  are subject to  extensive  federal,  state,  provincial,  tribal  and/or local laws, regulations  and ordinances  that are  administered  by the relevant  regulatory agency or agencies in each jurisdiction.  These laws, regulations and ordinances
vary  from   jurisdiction   to   jurisdiction,   but   generally   concern   the
responsibilities,  financial  stability and character of the owners and managers of gaming  operations as well as persons  financially  interested or involved in gaming  operations,  and often require such parties to obtain certain  licenses, permits and approvals.  These laws,  regulations  and ordinances may also affect the  operations  of our  gaming  facilities  or our  plans  in  pursuing  future projects.

         The rapidly-changing political and regulatory environment governing the gaming industry  (including gaming operations that are conducted on Indian land)
makes it impossible  for us to  accurately  predict the effects that an adoption of,  changes in or application  of the gaming laws,  regulations  and ordinances will  have  on us.  However,  our  failure,  or the  failure  of any of our  key personnel,  significant  stockholders  or joint venture  partners,  to obtain or retain required gaming  regulatory  licenses could prevent us from operating our existing  gaming  enterprises  like  Monticello  Raceway or  expanding  into new markets,  prohibit us from  generating  revenues in certain  jurisdictions,  and subject us to sanctions and fines.

         SHOULD  WE OR  ANY OF  OUR  STOCKHOLDERS  BE  FOUND  UNSUITABLE  BY ANY
FEDERAL,  STATE,  REGIONAL OR TRIBAL  GOVERNMENTAL  BODY TO OWN AN INTEREST IN A
GAMING OPERATOR,  WE OR SUCH STOCKHOLDER  COULD BE FORCED TO DIVEST OUR HOLDINGS
IN SUCH GAMING OPERATOR IN A SHORT PERIOD OF TIME AT BELOW MARKET PRICES.

         As discussed  above, we and certain of our principal  stockholders  are required to be licensed or otherwise  approved in each  jurisdiction in which we own,  directly  or  indirectly,  a  significant  ownership  interest in a gaming operator.  These licenses  generally  expire after a relatively  short period of time and thus require  frequent  renewals  and  reevaluations.  Obtaining  these licenses in the first place,  and for purposes of  renewals,  normally  involves
receiving  a   subjective   determination   of   "suitability."   A  finding  of
unsuitability  could lead to a material  loss of  investment by either us or our stockholders,  as it would  require  divestiture  of one's  direct  or  indirect
interest  in  a  gaming  operator  that  conducts   business  in  the  licensing
jurisdiction making the determination of unsuitability.  Consequently, should we or any stockholder ever be found to be unsuitable by the federal government, the
State of New York,  the St. Regis Mohawk Tribe or the Cayuga  Nation of New York
to own a direct or indirect interest in a company with gaming operations,  we or such stockholder, as the case may be, could be forced to liquidate all interests in that entity.  Should either of we or such  stockholder be forced to liquidate these interests within a relatively short period of time, we or such stockholder would  likely be  forced  to sell at a  discount,  causing  a  material  loss of investment value.

         SEVERAL OF OUR FORMER  OFFICERS  AND  DIRECTORS  HAVE BEEN  INDICTED OR
CONVICTED ON FRAUD CHARGES, AND OUR SUITABILITY  DETERMINATION TO PARTICIPATE IN
GAMING ACTIVITIES COULD ACCORDINGLY BE ADVERSELY AFFECTED.

         During 2002,  certain  affiliates of Bryanston Group, Inc.  ("Bryanston
Group"),  our former  largest  stockholder,  and six of our former  officers and directors were indicted for various  counts of tax and bank fraud.  On September
5, 2003, one of these former  directors  pleaded guilty to felony tax fraud, and on  February  4, 2004,  four  additional  former  officers  and  directors  were convicted of tax and bank fraud. On December 12, 2002, in an effort to eliminate
any  connection   between  us  and  these   individuals,   we,   pursuant  to  a
recapitalization  agreement, (i) issued an aggregate of 336,496 shares of Series
E preferred  stock to each of  Bryanston  Group and  certain of its  affiliates, which we may redeem at any time, in full satisfaction of an outstanding note and as deferred  compensation,  (ii) issued  1,394,200  shares of Series E preferred stock to  Bryanston  Group,  which we may redeem at any time,  in  exchange  for
Bryanston  Group's voting  membership  interest and preferred capital account in
Catskill  Development,  L.L.C.,  then our principal asset and the past parent of
Monticello Raceway,  and (iii) received a three-year option to redeem all or any portion of Bryanston  Group's  2,326,857  shares and Beatrice  Tollman's  66,000 shares  of our  common  stock at a price of  $2.12  per  share.  The  option  to repurchase  this  common  stock was  exercised  on  January  9, 2004 by  issuing promissory  notes to Bryanston  Group and  Beatrice  Tollman in exchange for our common stock,  which notes were paid in full by us on July 26, 2004. We received a letter from the New York State Racing and Wagering  Board on January 16, 2006,
requesting  information  about  our  plans to  divest  Bryanston  Group  and its affiliates  of their  remaining  interests  in us. We have  advised the New York
State Racing and Wagering Board that approximately  one-half of the ownership of
Bryanston has been forfeited to the United States as a result of the convictions referred to above.  According to the terms of our Series E preferred  stock,  we have the  option to  redeem  these  shares at a price of $10 per share  plus all accrued and unpaid dividends. The cost of redeeming these shares, as of December
31,  2005,  was  approximately  $21.5  million.  We may not be  able  to  obtain sufficient  financing in amounts or on terms that are  acceptable to us in order to redeem all of these shares,  should this be required.  None of the acts these individuals  were charged with or convicted of relate to their former  positions with or ownership  interests in us and their remaining  interests do not provide them with any significant voice in the management of the Company. However, there can be no assurance that none of the various governmental  agencies that now, or in the future  may,  regulate  and license our gaming  related  activities  will factor in these  indictments  or criminal  acts in evaluating  our  suitability.
Should a  regulatory  agency  fail to  acknowledge  that these  indictments  and convictions do not bear on our suitability, we could lose our gaming licenses or be forced to liquidate certain or all of our gaming interests.

         THE  GAMING  INDUSTRY  IN THE  NORTHEASTERN  UNITED  STATES  IS  HIGHLY
COMPETITIVE,  WITH MANY OF OUR COMPETITORS BETTER KNOWN AND BETTER FINANCED THAN
US.

         The  gaming  industry  in the  northeastern  United  States  is  highly competitive  and  increasingly  run by  multinational  corporations  that  enjoy widespread  name  recognition,  established  brand  loyalty,  decades  of casino operation  experience and a diverse  portfolio of gaming assets.  Atlantic City, the second most popular gaming destination in the United States,  with more than
10 full service hotel casinos,  is  approximately a two hour drive from New York
City, the highly popular  Foxwoods  Resort and Casino and the Mohegan Sun casino are  each  only  two  and a half  hour  drives  from  New  York  City.  Harrah's
Entertainment,  Inc., a large gaming company, Trading Cove Associates, Inc., the developers  of the  Mohegan  Sun  casino,  and the  Wisconsin  Oneidas  are each planning  to develop  Indian  casinos  on  properties  that are near  Monticello
Raceway.  Additionally, on July 4, 2004, the State of Pennsylvania enacted a law allowing  for the  operation  of up to 61,000  slot  machines  at 14  locations.
Pursuant to this new law, slot machine  facilities  could be developed within 30 miles of Monticello  Raceway that compete  directly with our VGMs.  Moreover,  a number of well  financed  Indian tribes and gaming  entrepreneurs  are presently seeking to  develop  casinos  in New York and  Connecticut  in areas that are 90 miles from New York City such as Bridgeport,  Connecticut and  Southampton,  New
York. In contrast,  we have limited  financial  resources and currently  operate only a harness horse racing facility and VGMs in Monticello,  New York, which is approximately  a one and a half hour drive from New York City.  No assurance can be given  that we will be able to  compete  successfully  with  the  established
Atlantic City  casinos,  existing and proposed  regional  Indian  casinos,  slot machine  facilities in Pennsylvania  or the casinos  proposed to be developed by
Harrah's  Entertainment,  Inc., Trading Cove Associates,  Inc. and the Wisconsin
Oneidas in the Catskills region of the State of New York for gaming customers.

         BECAUSE OF THE UNIQUE STATUS OF INDIAN TRIBES,  GENERALLY,  OUR ABILITY
TO  SUCCESSFULLY  DEVELOP AND MANAGE OUR PROPOSED INDIAN CASINOS WILL BE SUBJECT
TO UNIQUE RISKS.

         We have limited  experience in managing or developing  Indian  casinos, which present unique  challenges.  Indian tribes are governments and possess the inherent power to adopt laws and regulate matters within their jurisdiction. For example,  tribes are generally immune from suit and other legal processes unless they waive such immunity.  Gaming at casinos developed with the St. Regis Mohawk
Tribe or the  Cayuga  Nation  of New York  will be  operated  on  behalf of each respective  tribe's  government,  and that  government  is subject to changes in leadership or governmental policies,  varying political interests, and pressures from  the  tribe's  individual  members,  any of  which  may  conflict  with our interests.  Thus,  disputes  between  ourselves  and either the St. Regis Mohawk
Tribe or the Cayuga  Nation of New York may  arise.  With  respect  to  disputes concerning our existing  gaming  facility  management  agreement and development agreements  with the St. Regis  Mohawk Tribe and the Cayuga  Nation of New York,
each has waived its sovereign  immunity,  although if for any reason that waiver should be  ineffective,  we might be unable to enforce  our rights  under  those agreements.  Also, it is possible that we might be required to seek  enforcement of our  rights in a court or other  dispute  resolution  forum of the St.  Regis
Mohawk Tribe or the Cayuga  Nation of New York,  as the case may be,  instead of state or federal courts or arbitration.  As discussed below, until either gaming facility management agreement has been approved by the NIGC and by the St. Regis
Mohawk Tribe or the Cayuga Nation of New York, as the case may be, the operative provisions  of that  agreement  will not be valid or binding  on the  applicable tribe, and under relevant federal court precedent, it is likely that some or all of our other  agreements  with such  tribe will also be  inoperative  until such gaming facility management agreement has been approved by the NIGC.

         Indian  gaming  is  also  governed  by  unique  laws,  regulations  and requirements  arising from the Indian Gaming Regulatory Act of 1988, as amended, the  applicable  Class III gaming  compact,  and gaming  laws of the  applicable
Indian tribe, and certain federal Indian law statutes or judicial principles.  A number of examples  exist where Indian tribes have been  successful in obtaining determinations  that  management-related  contracts  (including  development  or consulting  contracts)  were void as a result of the  application  of the unique provisions of these laws.  For all of the foregoing  and other  reasons,  we may encounter difficulties in successfully  developing and managing an Indian casino with either the St. Regis Mohawk Tribe or the Cayuga Nation of New York. Several
companies  with  gaming  experience  that have tried to become  involved  in the management and/or development of Indian casinos have been  unsuccessful.  Due to our  management's  limited Indian gaming  experience,  no assurance can be given that we will be able to avoid the pitfalls that have befallen other companies in their efforts to develop successful Indian gaming operations.

         GAMING IS A HIGHLY REGULATED INDUSTRY AND CHANGES IN THE LAW COULD HAVE
A MATERIAL  ADVERSE EFFECT ON US AND OUR ABILITY TO CONDUCT GAMING,  AND THUS ON
OUR ABILITY TO MEET OUR DEBT SERVICE OBLIGATIONS.

         Indian casinos in New York are regulated extensively by federal,  state and tribal  regulatory  bodies,  including the NIGC and agencies of the State of
New  York.  As is the case  with any  casino,  changes  in  applicable  laws and regulations  could  limit or  materially  affect the types of gaming that may be conducted,  or  services  provided,  by our  planned  casinos  and the  revenues realized from them.

         Currently,  the  operation  of all gaming on Indian lands is subject to the Indian Gaming  Regulatory Act. Over the past several years,  legislation has been  introduced in the United  States  Congress with the intent of addressing a
variety  of  perceived   problems  with  the  Indian  Gaming   Regulatory   Act.
Specifically,  legislation  has been  proposed  which  would  have the effect of prohibiting  the operation of  particular  classes of gaming on parcels of land, such as ours, that are not located on existing Indian  reservations.  While none of the substantive  proposed amendments to the Indian Gaming Regulatory Act have been  enacted,  we cannot  predict  future  legislative  acts. In the event that
Congress passes prohibitory legislation, and if such legislation is sustained in the courts,  we may be unable to move forward in developing  our planned  Indian casinos and our ability to meet our debt service obligations would be materially and adversely affected. In addition, under federal law, gaming on Indian land is dependent on the  permissibility  under state law of specific forms of gaming or similar  activities.  If the  State of New York  were to make  various  forms of gaming illegal or against public policy,  such action may have an adverse effect on our ability to develop  Indian gaming  operations in the Catskills  region of the State of New York.

         THE  UNIQUE  GOVERNANCE  STRUCTURE  OF THE  CAYUGA  NATION  OF NEW YORK
RESULTS IN UNCERTAINTY  AS TO THE ABILITY OF SPECIFIC  INDIVIDUALS TO ENTER INTO
AGREEMENTS THAT ARE  EFFICACIOUS OR PERMANENTLY  BINDING ON THE CAYUGA NATION OF
NEW YORK AS RELATED TO OUR GAMING FACILITY AND MANAGEMENT AGREEMENTS.

         The Cayuga Nation of New York has about 500 members,  each belonging to one of four  remaining  clans,  with clan  membership  determined by matrilineal succession. The Cayuga Nation of New York has not enjoyed a reservation or other land base for more than two hundred years,  and has no written  constitution  or other governing  documents.  Instead, the Cayuga Nation of New York follows oral traditions, customs and practices, including a centuries old "Great Law," and is governed  by  a  Council  of  Chiefs,  Representatives  and  Clan  Mothers  (the
"Council").  As a result,  there may be  uncertainty  at any point in time as to which  individuals  have  authority to act on behalf of the Cayuga Nation of New
York  and  what  limitations,  if any,  exist  on that  authority.  Our  current understanding  is that  only two of the  four  clans  in  existence  have a Clan
Mother,  one clan is currently  in the process of  selecting a Clan Mother,  and another  clan  can no  longer  designate  a Clan  Mother  because  there  are no full-blooded  women members of that clan.  Each Clan Mother is  responsible  for selecting  (and in  certain  cases  removing)  two full blood men from among her
Clan's members to serve a life-long term as representatives on the Council.  The
Council may act only by  consensus  at a meeting,  with  unanimous  consent from those  Representatives  in  attendance.  The  Council  presently  does  not have regularly scheduled meetings, has not typically maintained written records as to its actions  and has no prior  experience  with gaming or any other  substantial
business   undertaking.   Accordingly,   we  could  encounter  delays  or  other
difficulties in dealing with matters that require action by the Cayuga Nation of
New York's  government,  including  approvals  of  desirable  courses of action, contracts or contract  modifications,  which in turn could adversely  affect our successful development and management of our jointly planned Indian casino.

         THERE IS CURRENTLY A SPLIT BETWEEN  TRIBAL LEADERS OF THE CAYUGA NATION
OF NEW YORK, THE OUTCOME OF WHICH COULD LEAD TO THE  TERMINATION OF OUR PROPOSED
PROJECT TO DEVELOP AN INDIAN CASINO IN THE CATSKILLS  REGION OF THE STATE OF NEW
YORK WITH THE CAYUGA NATION OF NEW YORK.

         On January 3, 2005,  Clint  Halftown,  a  representative  of the Cayuga
Nation of New York,  sent a letter to Governor Pataki and issued a press release stating that the Cayuga Nation of New York was abandoning its casino development project with us, along with a settlement agreement between the State of New York and the Cayuga  Nation of New York that would have allowed us to move forward in jointly  developing an Indian  casino.  This  statement was then refuted by Gary
Wheeler, another representative of the Cayuga Nation of New York, in a letter to the Governor of New York State in which he claimed that Clint Halftown's actions were  unauthorized,  that the tribe had  overwhelmingly  approved the settlement agreement  with the State of New York back in  November  and that all gaming and development  agreements between us and the tribe remained in effect. Mr. Wheeler and Timothy Twoguns,  a third  representative  of the Cayuga Nation of New York, then sent a second  letter to the Governor of New York State on January 13, 2005 affirming  these  positions,  and  attaching  the minutes  from a meeting of the
Cayuga Nation Council of Chiefs,  Representatives and Clan Mothers from November
14, 2004 in which the  settlement  agreement with the State of New York was duly approved.

         On February 4, 2005,  we received a letter from the NIGC  informing  us that the NIGC received a letter on January 27, 2005 from Clint Halftown  stating that all  agreements  between us and the Cayuga  Nation  expired on December 31,
2004. As a result, the NIGC stated that it ceased reviewing the Class III gaming management  agreement,  dated April 3, 2003, by and among the Nation, the Cayuga
Catskill Gaming  Authority and Monticello  Casino  Management,  our wholly owned subsidiary,  and deemed such  contract  to be  withdrawn.  Upon  receipt of this letter,  the Cayuga  Nation of New York told the NIGC that the  January 27, 2005 letter was not  authorized and that in December 2004 we and the Cayuga Nation of
New York entered into a letter  agreement  extending the expiration date for all agreements between us, including the management agreement.  On February 9, 2005, the Cayuga  Nation of New York  further  informed  the NIGC that while  Clint H.
Halftown   was   previously   given   signature   authority   with   respect  to
government-to-government  relations with the United States,  such  authorization was revoked on February 7, 2005.  The BIA  subsequently  notified the tribe that federal agents were being sent to New York to investigate the leadership  issue.
In addition,  on March 15, 2005, Mr.  Franklin Keel, the Director of the Eastern
Regional Office of the BIA, which was separately reviewing agreements related to the  co-development  of an Indian casino with the Cayuga Nation of New York that
Mr.  Halftown  purportedly  withdrew,  stated  that it  intended  to  honor  Mr.
Halftown's  action as the BIA found the  evidence  "insufficient  to change  the
Bureau's  recognition of Clint Halftown as having the authority to represent the
Cayuga  Nation  of New  York  in its  dealings  with  the  Federal  government."
Following a May 2005  election in which members of the Cayuga Nation of New York voted to change their  leadership,  on July 18, 2005, Mr. Keel,  sent letters to two groups of members of the Cayuga Nation of New York currently seeking federal recognition  of their  tribal  leadership  in which he failed  to grant  federal recognition to either group, but offered to assist with mediation or other means of conflict resolution.

         Given the complex nature of the Cayuga Nation of New York's government, as discussed  herein,  we cannot assure you that Mr. Halftown was not authorized to terminate the New York State settlement agreement, along with our agreements, regardless  of the  letters  sent to the  Governor  and the NIGC by Mr.  Wheeler and/or Mr.  Twoguns.  If Mr.  Halftown  did have proper  authority  to take such actions,  our Indian  casino  project  with the Cayuga  Nation of New York would effectively be terminated,  regardless of our subsequent agreements which modify certain of our  agreements  with the Cayuga  Nation of New York and extend  them until December 31, 2006.

         A TRANSFER OF A PROPOSED  CASINO SITE TO THE UNITED STATES,  TO BE HELD
IN TRUST FOR THE BENEFIT OF THE ST. REGIS  MOHAWK TRIBE OR THE CAYUGA  NATION OF
NEW YORK MIGHT NOT OCCUR OR MAY BE DELAYED FOR A SUBSTANTIAL PERIOD OF TIME; AND
UNTIL SUCH A  TRANSFER  OCCURS,  IT WILL NOT BE  POSSIBLE  FOR  EITHER  TRIBE TO
OPERATE  A CASINO  IN THE  CATSKILLS  REGION  OF THE STATE OF NEW YORK FOR US TO
MANAGE.

         Under the Indian Gaming  Regulatory  Act of 1988,  the St. Regis Mohawk
Tribe or the  Cayuga  Nation of New York will be able to operate a casino in the
Catskills  region of the State of New York only if the casino is located on land held by the  United  States  in trust  for the  tribe  (or  subject  to  similar restrictions on transfer),  and only if such tribe exercises governmental powers over the casino site. That same Act, however, generally prohibits Indian casinos on land  transferred  into trust after  October 17,  1988.  An exception to this trust land  limitation  is being  pursued by both the St. Regis Mohawk Tribe and the Cayuga Nation of New York, without any assurance that it will be obtained.

         One exception available for land transferred after October 17, 1988, is that if, after consultation with the tribe and applicable state, local and other nearby  tribal  officials,  the  Secretary of the Interior (who acts through the
BIA)  determines that a gaming  establishment  on the land proposed for transfer would be in the best  interest  of the tribe and its  members,  and would not be detrimental  to the  surrounding  community,  and the Governor of the applicable
State must concur.  To date, the instances are very limited where this exception has been successful for off-reservation land. Furthermore,  historically the BIA has been  reluctant  to  support  accepting  land into  trust  that is located a substantial  distance from the ancestral lands or reservation of a tribe, and in the case of the St. Regis Mohawk  Tribe and the Cayuga  Nation of New York,  the
Catskills  region of the State of New York is a  substantial  distance from land recognized  to be a part of  either  tribe's  the  ancestral  lands or  original reservation.  Additionally,  the Governor of New York State must concur with any favorable  determination by the Secretary of the Interior,  and no assurance can be given that the Governor's office will provide such consent.

         IF OUR GAMING  FACILITY  MANAGEMENT  AGREEMENTS ARE NOT APPROVED BY THE
NIGC, WE WILL NOT BE ABLE TO EXECUTE OUR CURRENT BUSINESS PLAN OF DEVELOPING AND
MANAGING INDIAN CASINOS.

         Our  agreements  with each of the St. Regis Mohawk Tribe and the Cayuga
Nation of New York will not be effective to allow us to commence the development or  management  of a gaming  facility  until our  management  agreement is first approved  by the  NIGC,  and that  approval  might not be  obtained  or might be obtained only after we agree to modify terms that reduce our revenues  under the agreements or otherwise adversely affect us.

         No  management  contract  for tribally  operated  Class II or Class III gaming is valid until  approved by the NIGC,  and under  current case law in New
York,  provisions of any agreement collateral to a management contract,  such as our development agreement, are likewise not valid until the management agreement is so  approved.  The NIGC has broad  discretion  to approve or reject  proposed management contracts,  and by law the NIGC can approve management fees exceeding
30% of related net gaming revenues only if the Chairman of the NIGC is satisfied that the  capital  investment  required,  and income  projections,  require  the additional fee. The St. Regis Mohawk Tribe has agreed to pay us a 30% management fee, as well as other compensation under the development  agreement.  The Cayuga
Nation of New York has agreed to pay us a 35%  management  fee, as well as other compensation  under the development  agreement.  Our gaming facility  management agreement  with the Cayuga  Nation of New York has been under review by the NIGC for over two years.  On January 21,  2004,  the NIGC issued its first  objection letter,  and in April 2004, we submitted  partial responses to these objections, including a revised gaming facility  management  agreement that has not yet been executed or otherwise  formally  approved by the Cayuga Nation of New York,  but which we expect will be acceptable to the tribe. Our gaming facility  management agreement  with the St.  Regis  Mohawk Tribe had been under review with the NIGC for  approximately  3 1/2  years  when,  in 2000,  the St.  Regis  Mohawk  Tribe renounced their agreements with us and entered into an agreement with Park Place
Entertainment Corporation (now Harrah's Entertainment,  Inc.). Consequently, our
request for review by the NIGC of the gaming facility  management  agreement was subsequently  withdrawn.  On August 1, 2005, we entered into a letter  agreement with the St.  Regis  Mohawk Tribe  pursuant to which,  among other  items,  both parties  re-affirmed  their prior  contracts.  In March 2006, we  re-submitted a gaming facility  management  agreement to the NIGC, which contained revisions to address certain  comments made by the NIGC in their prior reviews.  No assurance can be  given  that  the  NIGC  will  approve  the  gaming  facility  management agreement,  as amended, or that further modifications to such agreement will not be  required  prior to the NIGC  granting  approval.  Such  modifications  could include a material  reduction in the management  fees or other  compensation  we have  negotiated  with the St. Regis  Mohawk Tribe and the Cayuga  Nation of New
York.  As amended,  and  approved by the NIGC,  the gaming  facility  management agreements  will require  formal  approval by the St. Regis Mohawk Tribe and the
Cayuga Nation of New York, respectively before such agreements become effective.
We cannot  guarantee that the St. Regis Mohawk Tribe or the Cayuga Nation of New
York will approve the amended gaming facility management  agreements in order to obtain approval from the NIGC.

         COMPLIANCE WITH ENVIRONMENTAL  REQUIREMENTS COULD  SUBSTANTIALLY  DELAY
OR, IN THE EXTREME, PREVENT OUR DEVELOPMENT OF AN INDIAN CASINO.

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

         We  have  not  received  a  decision  from  the BIA as to  whether  the
Environmental  Assessment  prepared  for the 29  acres  adjacent  to  Monticello
Raceway,  which we intend to transfer to the United  States to trust  status for the benefit of the St. Regis Mohawk Tribe upon which to build an Indian  casino, satisfies the National  Environmental  Policy Act. The BIA  previously  issued a letter on April 6, 2000, in which Kevin Glover,  the Assistant  Secretary of the
Interior,  sought the  concurrence  of New York  Governor  George  Pataki in the
Secretarial determination that gaming on the Monticello Raceway site would be in the best  interest  of the tribe and its  members,  and not  detrimental  to the surrounding  communities.  While  this  Secretarial  determination  included  an environmental  review,  it is the  current  position  of the  Department  of the
Interior that a separate review is required by its land acquisition  regulations,
25 CFR Part 151,before the land can be taken into trust. This  recommendation is not binding on the  Secretary of the Interior or the NIGC.  The Secretary of the
Interior  and the NIGC may  accept or  reject  such  recommendation,  and a risk exists that in light of recent  positions  taken by the  Department  of Justice, preparation of an environmental  impact  statement may be required,  which could delay the project.  On December  19, 2005,  Mr.  George T.  Skibine,  the Acting
Deputy  Assistant  Secretary for Policy and Economic  Development  of the United
States Department of the Interior, sent a letter to Mr. Gregory J. Allen, Senior
Assistant  Counsel  to the  Governor  of the State of New York,  George  Pataki,
responding  to  questions  raised by Mr.  Allen  concerning  the  procedure  for transferring the 29 acres of land located adjacent to Monticello  Raceway to the
United States in trust for the St. Regis Mohawk  Tribe.  Mr.  Skibine's  letter, among other  things,  provided  that while the United  States  Department of the
Interior  has yet to  conclude  its review of the  transfer of the 29 acres into trust  for  the  St.  Regis  Mohawk  Tribe  under  the  BIA's  land  acquisition regulations,  the United  States  Department  of the Interior has  completed its review  under  the  Indian  Gaming  Regulatory  Act and that the  United  States
Department  of  the  Interior,  subject  to  the  issuance  of a  Finding  of No
Significant Impact under the National Environmental Policy Act, can complete its review under the Bureau of Indian Affair's land acquisition  regulations  within approximately two months of Governor Pataki's concurrence to the transfer of the
29 acres into trust for the St. Regis  Mohawk  Tribe.  The letter also  provided that the  Finding of No  Significant  Impact  under the  National  Environmental
Policy  Act  process  is  underway  and,   subject  to  the  review  of  certain
environmental reports, is expected to be completed in March 2006. As the BIA has yet to issue a decision as to whether the Environmental  Assessment prepared for the 29 acres adjacent to Monticello Raceway satisfies the National Environmental
Policy  Act,  it is  anticipated  that  the  BIA  will  either  (a)  uphold  the
Environmental Assessment,  (b) require a full Environmental Impact Study, or (c)
request   information  on  specific   issues  that  can  be  addressed   without
necessitating a complete  Environmental  Impact Study.  If a full  Environmental
Impact Study is required,  this could result in significant delays to developing an  Indian  casino  with  the St.  Regis  Mohawk  tribe at  Monticello  Raceway.
Moreover,  the costs involved in obtaining a full Environmental Impact Study may be  significant.  In any event,  even if a Finding of No  Significant  Impact is issued,  a risk  exists  that  parties  opposed to such  project  will  commence litigation  challenging  the issuance of the finding of no  significant  impact, thereby delaying or preventing the project. With respect to the Cayuga Nation of
New York  project,  no assurance  can be given that a finding of no  significant impact will be granted,  as the land for the casino has yet to be determined and applications  to the  appropriate  governmental  authorities for such evaluation have yet to be submitted.

         A CLASS III GAMING  COMPACT  BETWEEN  THE STATE OF NEW YORK AND THE ST.
REGIS MOHAWK TRIBE OR THE CAYUGA NATION OF NEW YORK, AS THE CASE MAY BE, MUST BE
NEGOTIATED AND BECOME EFFECTIVE BEFORE SUCH TRIBE CAN OPERATE A CASINO FOR US TO
MANAGE.

         Neither the St. Regis  Mohawk  Tribe nor the Cayuga  Nation of New York
can lawfully engage in Class III gaming in the Catskills  region of the State of
New York unless such tribe and the Governor for the State of New York enter into a Class III gaming  compact for such gaming that is approved or deemed  approved by the Secretary of the Interior.  Although  courts have  invalidated  two other
Class III gaming compacts  between New York tribes and the State of New York due
to  lack  of  legislative   authority,   the  Governor  has  received  requisite
legislative  authorization to enter into a Class III gaming compact with the St.
Regis Mohawk Tribe and the Cayuga Nation of New York in the Catskills  region of the State of New York.  Such gaming  compacts will not be entered into until the appropriate  land has been taken into trust by the United States for the benefit of such tribe. The St. Regis Mohawk Tribe previously  submitted a draft of their compact to the State of New York for a different  location  that will need to be resubmitted.  Drafts of the proposed  compact for the Cayuga  Nation of New York have not been  submitted  by  either  the  State of New York or the tribe to the other for consideration.  We expect the State of New York to propose terms for a compact similar to those found in the draft compact previously  submitted by the
St. Regis Mohawk  Tribe and the existing  compact  between the State of New York and the Seneca Nation of New York,  which is the most recent gaming compact that the State has entered into. That compact obligates the Seneca Nation of New York to make  payments  to the  State  of New  York in  amounts  of up to 25% of that tribe's net slot revenues. There is no assurance that the State of New York will reach an agreement upon the terms of any revenue sharing arrangement with either the St. Regis Mohawk Tribe or the Cayuga  Nation of New York, or any other terms that will result in a compact for Class III gaming.

         If the State of New York and either the St.  Regis  Mohawk Tribe or the
Cayuga  Nation of New York reach  agreement  and execute a compact for Class III gaming,  under the Indian Gaming  Regulatory Act of 1988,  that compact does not become  effective  until an  approval  of the  compact by the  Secretary  of the
Interior has been published in the Federal Register.  Additionally,  the compact could become effective,  but only to the extent it is consistent with the Indian
Gaming  Regulatory  Act of 1988,  upon  publication  of a notice in the  Federal
Register that  forty-five  days have elapsed after the compact was submitted for approval to the  Secretary  of the  Interior  and the  Secretary of the Interior
neither approved nor disapproved the compact. No assurance can be given that the
Secretary of the Interior will approve the terms of any compact agreed to by the
St.  Regis  Mohawk  Tribe and the State of New York or the Cayuga  Nation of New
York and the State of New York. In particular,  the existence of revenue sharing provisions  in a compact  by which a state  receives  a share of  tribal  gaming revenues has provided a basis for the  Secretary of the Interior to disapprove a compact.  The Indian Gaming  Regulatory Act of 1988 generally  prohibits a state from  imposing a tax on tribes for the  privilege  of  conducting  gaming in the state.  The Seneca  Nation-State of New York gaming compact was neither approved nor  disapproved  within  the  required  45-day  period,  and  therefore  became effective upon publication of a notice in the Federal Register. In the letter to the Seneca  Nation and the Governor of New York,  the  Secretary of the Interior
stated that the State of New York's  right to receive up to 25% of gross  gaming revenues  was  primarily  based on the State of New York's grant of an extensive area in which the  Seneca  Nation  would  have broad  exclusive  gaming  rights.
Because the precise terms of a compact between either the St. Regis Mohawk Tribe or the  Cayuga  Nation of New York have not been  formally  proposed,  let alone agreed upon,  there can be no assurance  that the Secretary of the Interior will approve the future  terms of such a compact.  If the  Secretary  of the Interior disapproves any agreed upon compact,  the compact will not become  effective and such tribe will not be able to conduct  gaming  under its terms.  Since 2003,  a bill has been pending in Congress that would limit a State's right to share in a tribe's  gaming  revenues  unless the State  provided  the tribe a  "substantial economic  benefit."  We  cannot  predict  if this or other  legislation  will be enacted or, if enacted,  would prevent a gaming  compact  between either the St.
Regis Mohawk Tribe or the Cayuga Nation of New York and the State of New York.

         WE MAY REQUIRE  ADDITIONAL  FINANCING IN ORDER TO DEVELOP EITHER OF OUR
PROPOSED  INDIAN  CASINOS  AND WE MAY BE  UNABLE  TO  MEET  OUR  FUTURE  CAPITAL
REQUIREMENTS AND EXECUTE OUR BUSINESS STRATEGY.

         Because we may not be able to continue to generate  sufficient  cash to fund our operations,  we may be forced to rely on external  financing to develop
our  Indian   casino   projects  and  to  meet  future   capital  and  operating
requirements. Any projections of future cash needs and cash flows are subject to substantial  uncertainty.  Our capital requirements depend upon several factors, including the rate of market acceptance, our ability to expand our customer base and  increase  revenues,  our level of  expenditures  for  marketing  and sales, purchases of equipment,  revenues and other  factors.  It is likely that we will seek or require  additional  capital at some point in 2006 through either public or private  financings.  If our capital  requirements vary materially from those currently planned, we may require additional  financing sooner than anticipated.
We can make no assurance that financing will be available in amounts or on terms acceptable to us or within the limitations contained in our credit facility with
Bank of Scotland  or the  indenture  governing  our senior  secured  convertible notes,  if at all.  Further,  if we issue equity  securities,  stockholders  may experience  additional  dilution or the new equity  securities  may have rights, preferences or privileges  senior to those of existing  holders of common stock, and debt financing, if available,  may involve restrictive covenants which could restrict our  operations or finances.  If we cannot raise funds,  if needed,  on acceptable  terms, we may be required to delay,  scale back or eliminate some of our expansion and  development  goals related to the casino  projects and we may not be able to continue our  operations,  grow market share,  take  advantage of future  opportunities  or  respond to  competitive  pressures  or  unanticipated requirements  which could negatively impact our business,  operating results and financial condition.

         In addition,  the construction of the Indian casino projects may depend upon the ability of the respective  tribes to obtain  financing for the project.
In order to assist the St. Regis Mohawk Tribe or the Cayuga  Nation of New York,
as  the  case  may  be,  to  obtain  any  such  financing,  we,  or  one  of our subsidiaries,  may be required to guarantee such tribe's debt  obligations.  Any guarantees  by us or  one of  our  subsidiaries  or  similar  off-balance  sheet liabilities,  if any,  will  increase our  potential  exposure in the event of a default by such tribe.

         OUR  MANAGEMENT  REVENUES  FROM  OUR  PROPOSED  INDIAN  CASINOS  MAY BE
ADVERSELY  AFFECTED  BY MATTERS  ADVERSE TO THE ST.  REGIS  MOHAWK  TRIBE OR THE
CAYUGA NATION OF NEW YORK THAT ARE UNRELATED TO US.

         When constructed, our proposed Indian casino sites will be either owned by a tribal  partner,  or held by the United  States in trust for the benefit of such tribe. We and our subsidiaries  will derive revenues from the site based on our management and  development  contracts.  If the  proprietary  tribe does not adequately  shield its gaming  operations at the site from  obligations  arising from its other non-gaming operations,  and such tribe suffers a material adverse event such as insolvency, a default or civil damages in a matter in which it did not have sovereign immunity, creditors could attempt to seize some or all of the personal  property or profits from the tribe's gaming operations or move to have a receiver or trustee  appointed.  Such a result  could lead to the  voidance or indirect modification by a court of our subsidiaries' management and development contracts  with  such  tribe,  leading  to a  material  adverse  affect  on  our operations.  We may be required by lenders who finance the casino to subordinate all or part  of our  management  fees  to the  prior  payment  in full of  their financing.  In addition,  if creditors  were to seize any or all of such tribe's revenues from gaming  operations,  our subsidiaries'  management and development agreements  with that  tribe  would be  rendered  worthless,  as the  ability to conduct casino style gambling on that property may no longer be permissible.

         THE CONTINUING DECLINE IN THE POPULARITY OF HORSE RACING AND INCREASING
COMPETITION IN SIMULCASTING  COULD  ADVERSELY  IMPACT THE BUSINESS OF MONTICELLO
RACEWAY.

         Since the mid-1980s,  there has been a general decline in the number of people  attending and wagering at live horse races at North American  racetracks due to a number of factors,  including increased competition from other forms of
gaming,   unwillingness  of  customers  to  travel  a  significant  distance  to racetracks and the increasing  availability of off-track wagering. The declining attendance  at  live  horse  racing  events  has  prompted  racetracks  to  rely increasingly  on revenues  from  inter-track,  off-track  and  account  wagering markets. The industry-wide focus on inter-track,  off-track and account wagering markets has  increased  competition  among  racetracks  for outlets to simulcast their live races.  A  continued  decrease  in  attendance  at live events and in on-track  wagering,  as  well  as  increased  competition  in  the  inter-track, off-track and account wagering  markets,  could lead to a decrease in the amount wagered at Monticello Raceway.  Our business plan anticipates the possibility of
Monticello Raceway attracting new customers to its racetrack wagering operations through VGM operations and potential  casino  development in order to offset the
general  decline  in  raceway   attendance.   However,   even  if  the  numerous
arrangements, approvals and legislative changes necessary for casino development occur,  Monticello  Raceway may not be able to maintain  profitable  operations.
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

o    a portion of our cash flow from operations will be dedicated to the payment
     of  any  interest  or  principal   required  with  respect  to  outstanding
     indebtedness;

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

o    to refinance or restructure all or a portion of our indebtedness, including our senior secured convertible notes; or

o    to sell selected assets.

         Such  measures  might not be  sufficient  to enable us to  service  our indebtedness. In addition, any such financing, refinancing or sale of assets may not be available on commercially reasonable terms, or at all.

         WE  MAY  NOT  HAVE  THE  ABILITY  TO  REPURCHASE   OUR  SENIOR  SECURED
CONVERTIBLE NOTES.

         Upon the occurrence of a change in control (as defined in the indenture governing  our  senior  secured  convertible  notes),  we would be  required  to repurchase all of our outstanding  senior secured  convertible notes tendered to us by the holders of such notes.  In addition,  we may be required to repurchase our senior secured convertible notes on July 31, 2009. We cannot assure you that we will  have  sufficient  financial  resources,  or  will  be  able to  arrange financing,  to pay the  purchase  price for all of such  notes  tendered  by the holders in connection  with any such  repurchase.  Any failure to repurchase the notes when required will result in an event of default under the indenture.

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

         FUTURE SALES OF SHARES OF OUR COMMON STOCK IN THE PUBLIC  MARKET OR THE
CONVERSION OF OUR SENIOR SECURED  CONVERTIBLE  NOTES COULD ADVERSELY  AFFECT THE
TRADING  PRICE OF SHARES OF OUR COMMON  STOCK,  THE VALUE OF OUR SENIOR  SECURED
CONVERTIBLE NOTES AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

         Future  sales of  substantial  amounts of shares of our common stock in the public market,  the conversion of our senior secured  convertible notes into shares of our common stock,  or the perception that such sales or conversion are likely to occur, could affect prevailing trading prices of our common stock and, as a result, the value of our senior secured  convertible notes. As of March 29,
2006, we had 26,259,981 shares of common stock  outstanding.  Because our senior secured convertible notes generally are initially convertible into shares of our common stock only at a conversion price in excess of the recent trading price, a decline in our  common  stock  price may cause the value of our  senior  secured convertible notes to decline.  In addition,  the existence of our senior secured convertible notes may encourage short selling by market participants due to this
dilution  or  facilitate  trading   strategies   involving  our  senior  secured
convertible notes and our common stock.

         On January 12, 2004,  18,219,075 shares of our common stock were issued pursuant to our acquisition of Monticello Raceway  Management,  Inc.  Monticello
Casino Management,  LLC, Monticello Raceway Development  Company, LLC and Mohawk
Management,  LLC,  all  of  which  may  be  sold  to the  public  pursuant  to a registration  statement  under the Securities  Act of 1933, as amended.  We also issued  4,050,000  shares of our common stock to multiple  investors in February
2004 in a private  placement.  At December  31,  2005,  we also had  outstanding options to purchase  an  aggregate  of  2,597,458  shares of common  stock at an average  exercise  price of $4.89 per share and  250,000  warrants  at $7.50 per warrant. In addition,  pursuant to a stock option agreement dated as of November
12, 2004, as amended,  we have outstanding  options to purchase 5,188,913 shares at $7.50 per share. If the holders of these shares,  options or warrants were to attempt to sell a substantial amount of their holdings at once, the market price of our common stock would likely decline.  Moreover,  the perceived risk of this potential  dilution could cause stockholders to attempt to sell their shares and investors  to "short" the stock,  a practice in which an investor  sells  shares that he or she does not own at  prevailing  market  prices,  hoping to  purchase shares  later at a lower price to cover the sale.  As each of these events would cause the  number  of  shares of our  common  stock  being  offered  for sale to increase,  the common stock's market price would likely further decline.  All of these events could  combine to make it very  difficult  for us to sell equity or equity-related  securities  in the  future  at a time  and  price  that  we deem appropriate.

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

         YOUR ABILITY TO INFLUENCE  CORPORATE  DECISIONS MAY BE LIMITED  BECAUSE
OUR MAJOR STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR COMMON STOCK.

         Our  significant   stockholders  own  a  substantial   portion  of  our
outstanding  stock. As a result of their stock ownership,  if these stockholders were to choose to act  together,  they may be able to  effectively  control  all matters  submitted to our stockholders  for approval,  including the election of directors  and  approval  of  any  merger,  consolidation  or  sale  of  all  or substantially all of our assets.  This concentration of voting power could delay or prevent an  acquisition of our company on terms that other  stockholders  may desire. In addition,  as the interests of our majority and minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder  votes that are  inconsistent  with your best  interests or the best interest of us as a whole.

         THE  MARKET  PRICE OF OUR  COMMON  STOCK IS  VOLATILE,  LEADING  TO THE
POSSIBILITY  OF ITS VALUE BEING  DEPRESSED  AT A TIME WHEN YOU WANT TO SELL YOUR
HOLDINGS.

         The market price of our common  stock has in the past been,  and may in the future continue to be, volatile.  For instance,  between January 1, 2002 and
March 29,  2006,  the closing bid price of our common  stock has ranged  between
$1.39 and $16.74.  A variety of events may cause the market  price of our common stock to fluctuate significantly, including but not necessarily limited to:

          o    quarter to quarter variations in operating results;

          o    adverse news announcements; and

          o    market conditions for the gaming industry.

         In  addition,   the  stock  market  in  recent  years  has  experienced
significant  price and volume  fluctuations  for reasons  unrelated to operating performance.  These market  fluctuations  may adversely  affect the price of our common stock and other  interests in the Company at a time when you want to sell your interest in us.

GENERAL  BUSINESS RISKS
         TERRORISM AND THE UNCERTAINTY OF WAR MAY HARM OUR OPERATING RESULTS.

         The  terrorist  attacks of  September  11,  2001 and the  after-effects
(including  the  prospects  for more  terror  attacks in the  United  States and abroad),  combined with recent economic trends and the U.S.-led  military action in Iraq had a negative  impact on various  regions of the United States and on a wide range of industries, including, in particular, the hospitality industry. In particular,  the  terrorist  attacks,  as  well  as  the  United  States  war on terrorism,  may have an unpredictable  effect on general economic conditions and may harm our future results of operations as they may engender  apprehension  in people who would  otherwise  be inclined to travel to  destination  resort areas like the  Catskills  region of the State of New York.  Moreover,  in the future, fears of recession,  war and additional acts of terrorism may continue to impact the U.S. economy and could negatively impact our business.

         WE ARE SUBJECT TO GREATER RISKS THAN A GEOGRAPHICALLY DIVERSE COMPANY.

         Our proposed  operations are primarily  limited to the Catskills region of the State of New York.  As a result,  in  addition to our  susceptibility  to adverse global and domestic  economic,  political and business  conditions,  any economic  downturn  in the region  could have a material  adverse  effect on our operations.  An economic downturn would likely cause a decline in the disposable income of  consumers  in the  region,  which  could  result in a decrease in the number of patrons at our proposed facilities,  the frequency of their visits and the  average  amount  that they would  each be willing to spend at the  proposed casinos.  We are subject to greater risks than more  geographically  diversified gaming or resort  operations  and may continue to be subject to these risks upon completion of our expansion projects, including:

o    a downturn in national, regional or local economic conditions;

o    an increase in  competition  in New York State or the  Northeastern  United
     States and Canada,  particularly  for day-trip patrons residing in New York
     State,  including as a result of recent  legislation  permitting new Indian casinos and VGMs at certain  racetracks  and other  locations  in New York,
     Connecticut and Pennsylvania;

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
Although our budget assumes these seasonal  fluctuations  in gaming revenues for our proposed Indian casinos to ensure adequate cash flow during expected periods of lower  revenues,  we cannot  assure  you that  weather-related  and  seasonal factors will not have a material  adverse effect on our operations.  Our limited
operating   history  makes  it  difficult  to  predict  the  future  effects  of seasonality on our business, if any.

         WE ARE VULNERABLE TO NATURAL DISASTERS AND OTHER DISRUPTIVE EVENTS THAT
COULD  SEVERELY  DISRUPT THE NORMAL  OPERATIONS  OF OUR BUSINESS  AND  ADVERSELY
AFFECT OUR EARNINGS.

         Currently,  the majority of our operations are located at a facility in
Monticello,  New York and both of our proposed Indian casinos will be located in
the  same  general  geographic  area.   Although  this  area  is  not  prone  to
earthquakes,  floods, tornados, fires or other natural disasters, the occurrence of any of  these  events  or any  other  cause  of  material  disruption  in our operation  could  have a  material  adverse  effect on our  business,  financial condition and operating  results.  Moreover,  although we do maintain  insurance customary  for  our  industry  including  a  policy  with a ten  million  dollar
($10,000,000)  limit of coverage for the perils of flood and earthquake,  we can not assure  that this  coverage  will be  sufficient  in the event of one of the disasters mentioned above.

         WE MAY BE SUBJECT TO MATERIAL  ENVIRONMENTAL  LIABILITY  AS A RESULT OF
UNKNOWN ENVIRONMENTAL HAZARDS.

         We currently own 232 acres of land. As a  significant  land holder,  we
are   subject  to  numerous   environmental   laws.   Specifically,   under  the
Comprehensive Environmental Response,  Compensation and Liability Act, a current or previous owner or operator of real estate may be required to investigate  and clean up hazardous or toxic  substances  or chemical  releases on or relating to its property and may be held liable to a governmental entity or to third parties for property  damage,  personal injury and for  investigation  and cleanup costs incurred  by such  parties  in  connection  with the  contamination.  Such  laws typically impose cleanup  responsibility and liability without regard to whether the  owner  knew of or  caused  the  presence  of  contaminants.  The  costs  of investigation, remediation or removal of such substances may be substantial.

         POTENTIAL CHANGES IN THE REGULATORY ENVIRONMENT COULD HARM OUR BUSINESS.

         From  time to  time,  legislators  and  special  interest  groups  have proposed legislation that would expand, restrict or prevent gaming operations in the jurisdictions in which we operate or intend to operate. For example, Senator
John McCain of Arizona, the chairman of the Senate Indian Affairs Committee, has recently  announced  that he is calling  for  hearings  on all aspects of Indian gaming.  In addition,  from time to time,  certain  anti-gaming  groups  propose referenda  that,  if  adopted,  could force us to curtail  operations  and incur significant losses.

         WE ARE DEPENDENT ON THE STATE OF NEW YORK, SULLIVAN COUNTY, THE TOWN OF
THOMPSON AND THE VILLAGE OF MONTICELLO TO PROVIDE OUR PROPOSED  FACILITIES  WITH
CERTAIN NECESSARY SERVICES.

         New York State  Governor  George Pataki has proposed  legislation  that would result in up to five Indian casinos being developed in Sullivan County. It is  uncertain  whether the local  governments  have the ability to support  this level of economic  development.  The demands place upon the local governments by these expansion efforts may be beyond the infrastructure capabilities that these entities  are able to provide.  The  failure of the State of New York,  Sullivan
County,  the Town of Thompson or the Village of  Monticello  to provide  certain

necessary  services  such  as  water,  sanitation,   law  enforcement  and  fire
protection,  or to be able to support increased traffic demands for our proposed facilities, would have a material adverse effect on our business.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

         None.

ITEM 2.        PROPERTIES.

MONTICELLO LAND

         Our  primary  asset,  which  is  held  in  fee  by  Monticello  Raceway
Management,  Inc., our wholly owned subsidiary,  is a 232 acre parcel of land in
Monticello,  New York. Facilities at the site include Monticello Raceway,  which includes an enclosed  grandstand  with a capacity for 4,500 people,  a clubhouse restaurant  facility  with a capacity for 200  customers,  pari-mutuel  wagering facilities  (including  simulcasting),  a paddock,  exterior  barns and  related facilities for the horses, drivers, and trainers. In addition, our VGM operation is conducted in the grandstand portion of Monticello  Raceway,  which includes a gaming  floor with a central bar and lounge and a separate  high  stakes  gaming area,  a 350 seat  buffet,  a food court with a coffee bar, a pizza  station and deli,  kitchens,  employee  locker rooms,  storage and  maintenance  facilities, surveillance and security facilities and systems,  cashier's cage and accounting and marketing areas, as well as enhanced parking areas for cars and buses.

         Of these 232 acres of land,  we plan to convey a 29 acre parcel of land to the United States of America to be held in trust for the benefit of an Indian tribe following the BIA's approval of such transfer and its authorization to use such land for Class II and Class III gaming.  We will also enter in an agreement with such Indian tribe pursuant to which,  among other things, we will agree not to use such  property  for any purpose  other than Class II or Class III gaming, and  activities  incidental  to gaming such as the  operation of  entertainment, parking, restaurant or retail facilities.

         On January 11,  2005,  we entered into a credit  facility  with Bank of
Scotland,  pursuant  to which Bank of  Scotland  agreed to provide us with a two year $10 million senior secured revolving loan (subject to certain reserves). On
December 12, 2005,  the  agreement was amended to provide for a maturity date of
January 11,  2008,  among other  things.  To secure the timely  repayment of any borrowings under this credit facility,  among other things,  Monticello  Raceway
Management, Inc. executed a Mortgage,  Security Agreement,  Assignment of Leases
and Rents, and Fixture Filing in favor of Bank of Scotland  pursuant to which we granted Bank of Scotland a security  interest and lien with respect to the above described  232 acres of land,  along with all  improvements,  fixtures,  leases, rents  and  contracts  related  to the land  and the  proceeds  therefrom.  This security  interest shall  terminate upon  satisfaction of all of our obligations under the credit  facility,  and all related  documents,  concurrently  with the termination  of Bank of Scotland's  obligations to provide us advances under the credit facility.

OTHER PROPERTIES

         We lease  approximately 165 square feet of office space at 701 N. Green
Valley Parkway,  Suite 200, Henderson,  Nevada, 89074 on a month-to-month basis.
The rent for this office space is approximately $2,000 per month.

         We  also  lease a  warehouse  located  at 222  South  Theobald  Street,
Greenville, Mississippi for $850 per month.

ITEM 3.        LEGAL PROCEEDINGS.

         The  Monticello  Harness  Horsemen's  Association,   Inc.  ("Horsemen",
"Horsemen's  Association")  has brought multiple actions against our subsidiary,
Monticello Raceway Management, Inc.

         Monticello  Harness   Horsemen's   Association  v.  Monticello  Raceway
Management,  State of New  York,  Supreme  Court,  Sullivan  County  Index  No.:
1750/03:  This is an action brought by the Horsemen's  Association of Monticello

Raceway against Monticello Raceway  Management,  Inc. The claim is that the barn area at Monticello Raceway has been reduced in size and there are less available stalls for Horsemen at the track than in prior  years.  An  additional  claim is that  some of the  Horsemen  who are no  longer  eligible  for  stall use due to consolidation  of the barn area were  discriminated  against  by reason of their membership in the  Horsemen's  Association.  The action was  commenced  July 31,
2003, and the plaintiff obtained a temporary restraining order upon commencement of the action.  The temporary  restraining order was dismissed and an injunction denied to the Horsemen after a hearing which was held the following week and the case  had not  been  pursued  further  by the  plaintiff,  although  it is still pending. The consolidation of the barn area at Monticello Raceway was completed.

         Monticello  Harness   Horsemen's   Association  v.  Monticello  Raceway
Management,  Supreme Court,  State of New York,  Sullivan  County Index Numbers:
1765/03 and 2624/03:  These are  consolidated  actions brought by the Horsemen's
Association  seeking  damages  for  alleged  underpayment  of purses  due to the
Horsemen from various  raceway  revenue  sources.  These actions were  commenced respectively  on September  30, 2003 and  December  12,  2003.  The actions were consolidated by order of the Sullivan County Supreme Court in November 2004. One
case alleges  that  certain  monies  designated  by contract for the  Horsemen's overnight  purses  were  used to fund a  special  racing  series  at  Monticello
Raceway.  That portion of the claim seeks a recoupment of approximately  $60,000 in purse  monies.  That action also seeks control by the Horsemen of the setting of  purses as  opposed  to  Monticello  Raceway.  The  second  action  which was consolidated  with the first action  involves a claim that the Horsemen's  purse account has not been properly  credited with various  simulcasting  revenues and that there were  deductions  from the  Horsemen's  purse  account for  simulcast expenses  which  the  plaintiff  claims  were  not  authorized  by the  parties'
contract.  That  complaint  seeks  approximately  $2.0  million in  compensatory damages and a similar amount in punitive damages.  This  consolidated  action is pending.  There has been certain paper discovery completed (bill of particulars)
and there are  outstanding  requests for further  interrogatories  and discovery items. Depositions have not yet been held.

         Another Horsemen's  Association  lawsuit was commenced in December 2005 entitled  Monticello  Harness  Horsemen's  Association  vs.  Monticello  Raceway
Management,  Inc.  Though this action has been filed,  a copy of the summons and complaint has not yet been served upon Monticello  Raceway  Management,  Inc. In this action the Horsemen claim that a prior written contract between  Monticello
Raceway Management, Inc. and the Horsemen's Association,  which written contract terminated in June 2004, is still in force and effect by reason of the course of dealing of the parties.  The claim is for payment to the Horsemen's  Association of certain monies from the purse account held by Monticello Raceway  Management,
Inc. for Horesemen's  purses at Monticello  Raceway and for a payment of $20,000 per month by Monticello Raceway Management,  Inc. to the Horsemen's  Association
for reimbursement of insurance expenses,  which $20,000 a month was provided for in the prior written contract. The monetary claim is $20,000 a month from August
2005 and continuing to date. At present, the amount of the claim is $160,000.

         On June 15, 2005, various Article 78 proceedings were commenced by four regional New York State regional  off-track  betting  corporations  (the "OTBs")
against the New York State Racing and  Wagering  Board,  Monticello  Raceway and
Yonkers  Raceway  seeking  the  return to the OTBs of  various  racing  revenues previously  paid by the OTBs to  Monticello  Raceway and Yonkers  Raceway,  more commonly  known in the  industry  as "dark  day  monies"  and  out-of-state  OTB commissions. All of the petitions have been consolidated into one proceeding now pending in the New York State  Supreme  Court  Albany  County.  The  matters are almost fully  submitted to the assigned  Justice and we are awaiting a decision.
The  approximate  amount  of  reimbursement  which  the  OTBs are  seeking  from
Monticello  Raceway,  as  prosecuted,  is $2.5  million  together  with  ongoing payments  which the OTBs are making to  Monticello  Raceway as per the direction and rulings of the New York State Racing and Wagering Board.

         We believe that the resolution of the claims listed above will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

         We are a party from time to time to various  other legal  actions  that arise in the  normal  course of  business.  In the  opinion of  management,  the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5.        MARKET  FOR  REGISTRANT'S  COMMON  EQUITY,   RELATED  STOCKHOLDER
               MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

         Our  common  stock is listed on the Nasdaq  Small Cap Market  under the symbol  "NYNY".  The  following  table sets forth the high and low intraday sale prices for the common stock for the periods indicated, as reported by the Nasdaq
Small Cap Market.

                                            High            Low
                                            ----            ---
Year ended December 31, 2004
        First Quarter                  $   14.95      $     8.36
        Second Quarter                     15.55           11.20
        Third Quarter                      14.53            5.98
        Fourth Quarter                     11.91            4.21

Year ended December 31, 2005
        First Quarter                  $   12.21      $     6.96
        Second Quarter                      7.25            3.25
        Third Quarter                       5.67            3.71
        Fourth Quarter                      8.10            3.91

HOLDERS

         According to Continental Stock Transfer & Trust Company, there were
255 holders of record of our common stock at March 29, 2006.

DIVIDENDS

         During the past two fiscal  years,  we did not  declare or pay any cash dividends  with respect to our common stock and we do not  anticipate  declaring any cash dividends on our common stock in the foreseeable  future.  We intend to retain  all future  earnings  for use in the  development  of our  business.  In addition, the payment of cash dividends is restricted by undeclared dividends on our Series E preferred  stock and  financial  covenants in our credit  agreement with  Bank  of  Scotland.  We  have  unpaid  Series  E  preferred  dividends  of approximately $4.3 millions as of December 31, 2005.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following  table provides  information as of December 31, 2005 with respect to the shares of our common  stock that may be issued under our existing equity compensation plans.

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
                                                      options, warrants          warrants and         reflected in
                                                          and rights                rights             column (a))
                                                             (a)                     (b)                     (c)
                                                     ---------------------     -----------------    ------------------
Equity compensation plans approved by
    security holders............................           2,437,458        $         4.59               1,017,051
Equity compensation plans not approved by
    security holders............................           5,598,913                  7.56                   --
                                                    --------------------     ------------------    ------------------
    Total.......................................           8,036,371        $         6.66               1,017,051
                                                    ====================     ==================    ==================

ITEM 6.           SELECTED FINANCIAL DATA.

         The following selected financial  information is qualified by reference to, and should be read in conjunction with, the Company's consolidated financial statements and the notes thereto,  and "Management's  Discussion and Analysis of
Financial  Condition and Results of Operation"  contained  elsewhere herein. The selected  consolidated  income  statement  data for the years ended December 31,
2005,  2004 and 2003 and the  selected  consolidated  balance  sheet  data as of
December 31, 2005 and 2004 are derived from the Company's  audited  consolidated
financial   statements  which  are  included   elsewhere  herein.  The  selected
consolidated  income  statement  data for the years ended  December 31, 2002 and
2001 and the selected  consolidated  balance sheet data as of December 31, 2003,
2002 and 2001 are derived  from the  Company's  audited  consolidated  financial statements not included herein.

STATEMENT OF OPERATIONS DATA                                   (All dollar amounts in thousands, except per share data)
                                                           -----------------------------------------------------------------
                                                                               Years ended December 31,
                                                           -----------------------------------------------------------------
     REVENUES:                                                   2005         2004          2003         2002          2001
                                                                 ----         ----          ----         ----          ----
Racing                                                        $ 15,652     $ 10,657      $ 9,567      $11,147       $10,286
Gaming                                                          68,059       32,285          ---          ---           ---
Food, beverage and other                                         4,941        2,772          173          219           248
                                                           -----------------------------------------------------------------
GROSS REVENUES                                                  88,652       45,714        9,740       11,366        10,534
Less promotional allowances                                    (1,888)        (708)          ---          ---           ---
                                                           -----------------------------------------------------------------
          NET REVENUES                                          86,764       45,006        9,740       11,366        10,534
                                                           -----------------------------------------------------------------
     COSTS AND EXPENSES:
Racing                                                           8,979       11,253        8,205        6,229         5,917
Gaming                                                          60,159       31,672          ---          ---           ---
Food, beverage and other                                         2,036        1,246           34          ---           ---
Selling, general and administrative expense                     13,352       10,836        2,321        5,693         5,380
Depreciation                                                     1,121          507          703          756           744
                                                           -----------------------------------------------------------------
     TOTAL COSTS AND EXPENSES                                   85,647       55,514       11,263       12,678        12,041
                                                           -----------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                                    1,117     (10,508)      (1,523)      (1,312)       (1,507)
Amortization of deferred financing costs                         (575)        (378)         (22)          ---           ---
Interest expense                                               (4,778)      (1,859)        (736)        (621)         (564)
Impairment loss -  deferred development costs                 (14,291)          ---      (4,243)          ---           ---

                                                           -----------------------------------------------------------------
          NET LOSS                                            (18,527)     (12,745)      (6,524)      (1,933)       (2,071)
                                                           -----------------------------------------------------------------
Dividends paid on preferred stock                                 ---         (30)          ---          ---           ---
Cumulative undeclared dividends on preferred stock             (1,551)      (1,510)          ---          ---           ---
                                                           -----------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON SHARES                        $ (20,078)   $ (14,285)    $ (6,524)    $ (1,933)     $ (2,071)
                                                           =================================================================
                                                              $ (0.77)     $ (0.57)     $ (0.36)     $ (0.11)      $ (0.11)
                                                              ========     ========     ========     ========      ========
Loss per common share, basic and diluted

OTHER FINANCIAL DATA:
Capital Expenditures                                           $ 1,967     $ 31,079      $ 1,382         $171          $144
                                                              ========     ========     ========     ========      ========

BALANCE SHEET DATA:
Cash and cash equivalents                                      $ 6,992      $ 7,164      $ 1,354         $644       $ 1,358
Total assets                                                    57,245       60,753       13,825       13,980        14,427
Long-term debt                                                  65,000       65,000        7,503        6,821         6,201
Total shareholders' equity  (deficit)*                        (27,215)     (14,992)      (1,662)        4,572         6,505
* For the years ended December 31, 2003, 2002 and 2001, total shareholders' equity (deficit) was members' equity
(deficit)

ITEM 7.        MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND
               RESULTS OF OPERATION.

         The  following  discussion  of our  financial  condition and results of operations  should  be read  in  conjunction  with  the  consolidated  Financial
Statements and Notes thereto appearing elsewhere in this document.

OVERVIEW

         We were  organized in 1993 as a holding  company for  entities  engaged primarily in the gaming and hospitality industries.  For much of our history, we concentrated on riverboat  casinos in the southern  United States,  with nominal holdings in the mid-Atlantic states. In 2002 this focus shifted, as we commenced the liquidation of all of our holdings outside the Catskills region of the State of New  York  State,  and by the  end of  2003 we had no  direct  operations  or meaningful  assets  other  than a minority  interest  in  Catskill  Development,
L.L.C.,  the owner of approximately  232 acres of land in Monticello,  New York, the sole stockholder of Monticello Raceway Management,  Inc. and the controlling member of Monticello Casino Management, LLC. Consequently,  Empire Resorts, Inc.
had no operating revenue during the fiscal year ended December 31, 2003.

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

         In  January  2004,  we  acquired  from  the  members  of both  Catskill
Development,  L.L.C. and Monticello Raceway Development  Company, LLC all of the
outstanding  membership  interests  and  capital  stock  of  Monticello  Raceway
Management,   Inc.   Monticello  Casino  Management,   LLC,  Monticello  Raceway
Development  Company,  LLC and Mohawk Management,  LLC in exchange for 80.25% of our common stock,  calculated  on a  post-consolidation,  fully  diluted  basis.
Monticello  Raceway  Management,   Inc.   Monticello  Casino  Management,   LLC,
Monticello Raceway Development Company,  LLC and Mohawk Management,  LLC own all
of the development and management  rights with respect to an Indian casino to be developed in conjunction  with the Cayuga Nation of New York in Monticello,  New
York. As we had no significant  operations  during the time of this  acquisition
and  the  members  of  Catskill  Development,   L.L.C.  and  Monticello  Raceway
Development Company, LLC, collectively, received a controlling interest in us as part of this acquisition, the acquisition was accounted for as a reverse merger.

         During  2004,  we  undertook  improvements  to  Monticello  Raceway and commenced  the  operation  of Mighty M Gaming under the auspices of the New York
State Lottery.  We also pursued continuing efforts to develop at Native American casino resort on a parcel of land adjacent to Monticello  Raceway in conjunction with the Cayuga Nation of New York.

         On July 22, 2005,  we entered into a letter  agreement  with the Cayuga
Nation of New York and the Cayuga Catskill Gaming  Authority.  Under this letter agreement,  we, the Cayuga  Nation of New York and the  Cayuga  Catskill  Gaming
Authority  agreed that,  if the Governor of the State of New York were to concur with  the  existing  BIA  approval  for us to  transfer  the  site  adjacent  to
Monticello  Raceway to the United States  Government  for the benefit of the St.
Regis Mohawk Tribe, the Cayuga Nation of New York and the Cayuga Catskill Gaming
Authority  would  work  with us to  develop  a  casino  at  another  site in the
Catskills region of the State of New York.

         On August 1, 2005,  we  entered  into a letter  agreement  with the St.
Regis Mohawk Tribe, a federally  recognized Indian tribe, to develop a Class III
Indian casino on the 29 acres of land adjacent to Monticello Raceway. Under this agreement,  we are obligated to supply technical and financial assistance to the
St.  Regis  Mohawk  Tribe in  exchange  for the  right  to serve as the  tribe's exclusive  partner in the development,  construction,  financing,  operation and management of such casino.

         Thus,  much of our  ability to  develop a  successful  business  is now dependent  on the success or failure of our ability to develop our  interests in the Catskills region of the State of New York, and our financial  results in the future will be based on  different  activities  than those from our prior fiscal years.

OFF-BALANCE SHEET ARRANGEMENTS

         On January 12, 2004, in order to better focus on the  implementation of the New York State  Lottery's  VGM program and the  development  of other gaming operations  at  Monticello  Raceway  and as a  condition  to the  closing of the consolidation with Catskill Development,  L.L.C., all claims relating to certain litigation against parties alleged to have interfered with Catskill Development,
L.L.C.'s relations with the St. Regis Mohawk Tribe, along with the rights to any proceeds  from any judgment or settlement  that may arise from such  litigation, were  transferred to a grantor trust in which our common  stockholders of record immediately before the consolidation's  closing were provided a 19.75% interest, with  the  members  of  Catskill  Development,  L.L.C.  and  Monticello  Raceway
Development Company,  LLC immediately before the consolidation's  closing owning the remaining 80.25%.  We separately  entered into an agreement with the grantor trust  pursuant to which we agreed to provide the trust with a $2.5 million line of credit to finance the litigation.

         For the year ended December 31, 2005, we released  $505,000 in draws on the line of credit.  Due to the  unpredictable  nature of the litigation and the pending motions currently under review, we provided for a valuation allowance of
$505,000  against the receivable  from the Litigation  Trust for the year ending
December 31, 2005.

         For the year ended December 31, 2004, we released  $505,000 in draws on the line of credit.  Due to the  unpredictable  nature of the litigation and the pending motions currently under review we provided for a valuation  allowance of
$505,000  against the receivable  from the Litigation  Trust for the year ending
December 31, 2004. This agreement is not expected to have a material  current or future  effect  on our  financial  condition,  or  cause  changes  in  financial condition,  revenues or  expenses,  results of  operations,  liquidity,  capital expenditures or capital  resources.  Pursuant to the terms of the Declaration of
Trust  establishing the trust, in the event of a recovery in the litigation,  we are to receive  payments to reimburse us for prior  litigation  expenses of $7.5 million and to repay any draws on the line of credit.

         In August 2004, we agreed to provide development  assistance of $35,000 per  month  to the  Seneca  Cayuga  Tribe of  Oklahoma  in  connection  with the establishment  and initial  operations of a tribal gaming authority for New York gaming  operations.  We  discontinued  providing  this  assistance in the second quarter of 2005.

          We will also provide technical assistance, payment of professional and legal consultants and other costs related to development efforts with the Cayuga
Nation of New York.

         In connection  with our  development  project with the St. Regis Mohawk
Tribe we have agreed to make payments to the tribe to support  operations of the
Tribal  Gaming  Authority  and will  provide  technical  assistance,  payment of professional  and legal  consultants  and other support as we seek the necessary licenses and approvals to commence  construction.  Our payments to the tribe are estimated to be approximately $29,000 per month in 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The  preparation of financial  statements in conformity  with generally accepted  accounting  principles  requires  management  to  make  estimates  and assumptions  that affect the amounts  reported in the financial  statements  and judgments related to the application of certain accounting policies.

         While  we  base  our  estimates  on  historical   experience,   current
information and other factors deemed relevant,  actual results could differ from those estimates. We consider accounting estimates to be critical to our reported financial results if (i) the accounting estimate requires us to make assumptions about matters that are uncertain and (ii) different estimates that we reasonably could have used for the accounting estimate in the current period, or changes in the  accounting  estimate  that are  reasonably  likely to occur from  period to period, would have a material impact on our financial statements.

         We consider our policies for revenue  recognition to be critical due to the  continuously  evolving  standards and industry  practice related to revenue recognition,  changes  to  which  could  materially  impact  the  way we  report revenues.  Accounting  polices  related  to:  point  loyalty  program,  accounts
receivable,   deferred  development  costs,  impairment  of  long-lived  assets, stock-based  compensation  and  loss  contingencies  are also  considered  to be
critical  as  these  policies  involve  considerable   subjective  judgment  and
estimation by  management.  Critical  accounting  policies,  and our  procedures related to these  policies,  are described in detail below.  Also, see NOTE B --
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         Revenue and expense  recognition.  Revenues represent (i) revenues from pari-mutuel  wagering,  (ii) the net win from VGM  operations and (iii) food and beverage sales, net of promotional allowances and other miscellaneous income. We recognize revenues from pari-mutuel wagering earned from live harness racing and simulcast  signals  from  other  tracks at the end of each  racing  day,  before deductions of such related expenses as purses, stakes and awards.  Revenues from the VGM operations is the  difference  between the amount wagered by bettors and the amount paid out to bettors  and is referred to as the net win. We  recognize revenues from the VGM operations at the end of each day. The net win is included in the  amount  recorded  in our  consolidated  financial  statements  as gaming revenue.  We recognize  incentives  related to casino play and points  earned in loyalty programs as a direct  reduction of VGM revenue.  Operating costs include
(i) amounts  collected  by us,  then paid to the New York State  Lottery for the
State's share of the net win, (ii) amounts due to the Horsemen and Breeder's for their share of the net win and (iii)  amounts  paid for harness  racing  purses, stakes and awards.  Also  included in operating  costs are the costs  associated with the sale of food,  beverage and other miscellaneous items and the marketing allowance from the State of New York.

         Point Loyalty  Program.  We currently offer a point loyalty program for our VGM  customers  that allows them to earn points based on the volume of their
VGM  activity.  Points  earned by  customers  are  recorded as an expense in the period they are earned. The estimated amount of points redeemable is recorded as a reduction of revenue and included in promotional allowances. In estimating the amount of the liability for unredeemed points, which were approximately $150,000 and  $187,000  at  December  31,  2005 and 2004,  respectively,  we  estimate  a redemption  rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward  points will be redeemed.  We use  historical  data to estimate these amounts.

         Accounts  Receivable.  Accounts  receivable  are reported at the amount outstanding.  Management expects to collect the entire amount and,  accordingly, determined  that no  allowance  is required at  December  31, 2005 or 2004.  The
Company,  in the normal course of business,  settled wagers for other racetracks and is potentially  exposed to credit risk. We have not experienced  significant losses regarding the settlement of wagers. These wagers are included in accounts receivable.

         Deferred Development Costs.  Deferred development costs are recorded at cost. In connection  with our  development  activities,  we may make advances to tribes for  development  assistance  and to  facilitate  the  establishment  and initial operations of tribal gaming authorities.  We also incur costs associated with development  activities,  including  salaries of employees engaged in those activities  which we  capitalize  as  deferred  development  costs.  We  provide technical assistance, engage and pay attorneys and consultants and provide other support  for our Native  American  partners  in matters  relating to land claims against the State of New York and  agreements for  development  and operation of the proposed casino  developments.  We periodically review deferred  development costs for impairment as further described below.

         Impairment of Long-Lived  Assets.  We periodically  review the carrying value of our long-lived assets in relation to historical results, as well as our best estimate of future trends,  events and overall  business  climate.  If such reviews  indicate that the carrying  value of any of our assets may not be fully recoverable,  we  estimate  the future  cash  flows  (undiscounted  and  without interest  charges)  generated by the assets and recognize an impairment  loss if those estimated future cash flows are insufficient to recover the carrying value of the assets.

         Stock-Based  Compensation.  Effective  January 1, 2003, we have adopted
Statement  of Financial  Accounting  Standards  No. 123 , "Share Based  Payment"
("SFAS 123"),  the  fair-value  method to account for  stock-based  compensation
awards  granted  under  the  Company's   stock  option  plans.  We  utilize  the
Black-Scholes  option  pricing  model to measure the fair value of stock options granted  to  employees  and  non-employees.

         In December 2004,  the Financial  Accounting  Standards  Board ("FASB")
issued  Statement  of Financial  Accounting  Standards  No. 123 (Revised  2004),
"Share Based Payment"  ("SFAS  123-R"),  which replaces the existing SFAS No.123 and supersedes  Accounting  Principles  Board ("APB") Opinion No.25.  SFAS 123-R

requires companies to measure and record compensation  expense for stock options and other  share-based  payment based upon the instruments'  fair value, and, as issued,  is effective for interim and annual reporting  periods  beginning after
June 15, 2005.  However,  on April 14, 2005, SEC announced the adoption of a new rule that amends the compliance  date for SFAS 123-R.  The SEC's new rule allows companies  to implement  SFAS 123-R at the start of their fiscal year  beginning after June 15, 2005, which for us would be January 1, 2006.

                We adopted SFAS 123-R effective January 1, 2006.

         Loss  Contingencies.  There are times when  non-recurring  events occur that require management to consider whether an accrual for a loss contingency is appropriate.  Accruals for loss contingencies  typically relate to certain legal proceedings,  customer and other claims and litigation.  As required by SFAS No.
5, we determine  whether an accrual for a loss  contingency  is  appropriate  by assessing whether a loss is deemed probable and can be reasonably estimated.  We analyze our legal proceedings, warranty and other claims and litigation based on available  information to assess  potential  liability.  We develop our views on estimated  losses in consultation  with outside counsel  handling our defense in these  matters,  which  involves  an analysis of  potential  results  assuming a combination of litigation and settlement  strategies.  The adverse resolution of any one or more of these  matters  over and  above  the  amounts  that have been estimated and accrued in the current  consolidated  financial  statements  could have a  material  adverse  effect on our  business,  results of  operations  and financial condition.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

         Our  operations for the years ended December 31, 2005 and 2004 were not similar due to the commencement of the new VGM operations on June 30, 2004.

         REVENUES.  Total net revenues increased  approximately $41.8 million or
93% for the year  ended  December  31,  2005  primarily  as a result  of our VGM facility operating a full year in 2005 compared with only a little more than six months in 2004.  Racing revenue for 2005 was  approximately  $5.0 million or 47%
higher than 2004. This was primarily a result of increased  revenue  allocations from OTB facilities. A track which normally shares in those revenues with us was not in  operation  for the last 6 months  of 2005 and our share of the total OTB revenues was significantly  higher as a result.  That track was in operation for the entire year of 2004.

         VGM revenues for the six months ended December 31, 2005 compared to the six months ended December 31, 2004 increased from approximately $32.0 million to approximately $37.2 million,  approximately $5.2 million or 16%. We believe that this  increase  was  largely a result of our  continued  marketing  efforts  and greater  customer  awareness  of our  facility.  VGM revenues for the year ended
December  31, 2005 were  approximately  $68.1  million and  approximately  $32.3 million for the year ended  December 31, 2004.  These amounts are not comparable because our VGM facility was open for a little over six months in the year ended
December 31, 2004.

         COSTS AND EXPENSES.  Total costs and expenses (excluding  depreciation)
increased  from  approximately  $55.0  million  in 2004 to  approximately  $84.5 million in 2005.  This  increase of  approximately  $29.5 million or 53% was the result  of the VGM  facility  being in  operation  for the  entire  year 2005 as compared to a little more than six months in 2004,  increased salaries and other compensation  as the result of a change in senior  management  at the end of the second  quarter  of  2005,  costs  related  to  the  termination  of  a  planned acquisition and increased write-offs related to development activity.

         VGM costs and  expenses  for the six months  ended  December  31,  2005 compared to the six months ended December 31, 2004 increased from  approximately
$31.4 million to  approximately  $31.6 million,  approximately  $200,000 or less than 1%. The fact that these costs were almost unchanged  despite a 16% increase in related  revenues is  primarily a result of a change in April 2005 in the New
York State law  governing VGM  operations  like ours.  The change  increased the amount of VGM  revenues  retained by the  operator  and provided for the Lottery commission to reimburse  operators for certain qualified  marketing  expenses by allowing the operators to receive an additional  amount of VGM revenues to cover those  qualified  expenses.  Lottery  commission  officials  must approve  those reimbursements and they are paid from a restricted cash account created for that purpose. VGM costs and expenses for the year ended December 31, 2005 compared to the year ended December 31, 2004 increased from  approximately  $31.7 million to approximately  $60.2 million.  These amounts are not comparable  because our VGM facility  was open for a little over six months in the year ended  December  31,
2004.

         DEPRECIATION.   Depreciation   expense  increased  from   approximately
$507,000 in 2004 to approximately  $1.1 million in 2005. This is a result of the
VGM facility operating for the full year in 2005 compared with a little over six months in 2004. A significant  portion of our  depreciable  assets is associated with our VGM facility.

         INTEREST AND AMORTIZATION OF DEFERRED FINANCING COSTS. Interest expense increased from  approximately $1.9 million in 2004 to approximately $4.8 million in 2005. In 2004,  interest expense was comprised of interest on our Convertible
Notes  at 5.5% for  about 5 months  (approximately  $1.5  million)  and on other borrowing  repaid  during  that  year.  In 2005,  we  incurred  interest  on our
Convertible Notes at 5.5% for seven months and 8% for five months (approximately
$4.3 million) and on borrowings  under our  revolving  credit  facility at LIBOR plus 4%  (approximately  $526,000).  The  increase in  amortization  of deferred financing  costs is primarily a result of the  Convertible  Notes being in place for the full year 2005 compared with a little more than five months in 2004.

         IMPAIRMENT OF DEFERRED  DEVELOPMENT  COSTS. In 2005, our routine review for impairment led to our conclusion that it was no longer  appropriate to defer certain costs associated with some development  projects and certain other costs connected  to a merger  agreement  that the  parties  elected  to  terminate  on
December  30,  2005.   The  total  charge  for  those   impairment   losses  was
approximately $14.3 million.

         YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

         Our  operations  during the years ended December 31, 2004 and 2003 were not similar due to the merger with Catskill Development and its subsidiaries and the commencement of the new VGM operations on June 30, 2004.

         REVENUES.  Net revenues increased  approximately  $35.3 million for the year ended December 31, 2004 from  approximately $9.7 million for the year ended
December 31, 2003.  Racing revenues  increased by approximately  $1.1 million or
11.3%  primarily as a result of additional  patronage that we believe was driven by the  commencement  of our VGM operations and the related  improvements to the property.  The  remainder  of the  increase was due entirely to the VGM facility which opened for business on June 30, 2004.

         COSTS AND EXPENSES.  Total costs and expenses (excluding  depreciation)
increased  from  approximately  $10.6  million  in 2003 to  approximately  $55.0 million  in 2004.  This  increase  of  approximately  $44.4  million  was almost completely  a result of costs and expenses  associated  with  preparing  for the opening of the VGM facility in June 2004 and the operations of that facility for the last six months of 2004.

         DEPRECIATION.  Depreciation  expense  was  approximately  $507,000  and
$703,000 respectively for the year ended December 31, 2004 and 2003.

         INTEREST AND AMORTIZATION OF DEFERRED FINANCING COSTS: Interest expense increased  from  approximately  $736,000 to  approximately  $1.9 million for the years ended December 31, 2004 and 2003,  respectively.  Amortization of deferred financing costs increased from approximately  $22,000 to approximately  $378,000 for the same  periods.  Those  increases  were  caused  by the  issuance  of our
Convertible Notes on July 26, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         We believe  that we have access to sources of working  capital that are sufficient  to fund our  operations  for the year ended  December 31, 2006.  The results of  operations  of our VGM facility have been improved by the changes in the amount of revenue  retained  by VGM  agents and we have  approximately  $2.5 million  available  from our  revolving  credit  facility.  We believe  that any significant capital requirements associated with our development projects can be met by additional debt or equity issues when needed.

         Net cash used in operating  activities  during the year ended  December
31, 2005 was approximately  $1.2 million compared to approximately  $8.6 million in 2004. The decrease in cash used of  approximately  $7.4 million  reflects the increase  in income  (loss) from  operations  less the effect of the amounts due from  the New York  Lottery  for the  marketing  allowance  (approximately  $4.2 million in restricted cash).

         Net cash used in investing  activities was  approximately  $5.8 million for the year ended December 31, 2005, consisting primarily of approximately $2.0 million for a new paddock and equipment at Monticello  Raceway and approximately
$3.3 million expended for deferred  development costs (net of approximately $1.1 million in noncash additions).  During the year ended December 31, 2004 net cash used in investing  activities in was approximately $36.2 million,  and consisted primarily of approximately $31.1 million for purchases of property and equipment and approximately  $4.6 million in costs associated with the casino  development project (net of approximately $0.7 million in noncash additions).

         Net cash provided by financing activity for 2005 was approximately $6.8 million  representing  net proceeds from borrowings  under our revolving  credit facility.  In 2004 net cash provided by financing  activities was  approximately
$50.7 million. We received  approximately $30.4 million from the proceeds of the sale of stock through a private placement and  approximately  $62.2 million from the sale of senior convertible notes. These proceeds were reduced by expenses of the stock offering of approximately $2.3 million and deferred financing costs of approximately  $0.4  million.  These  proceeds were also offset by the excess of market value over  carrying  value that we recorded as a reduction of equity for the purchase of property and equipment from a related party (approximately $30.8 million). We also repaid approximately $8.6 million of promissory notes and bank loans.

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

         Interest  on any  loans  made  pursuant  to the  credit  facility  bear interest,  at our  option,  at the rate of prime  plus 2% or Libor  plus 4%.  In connection  with this credit  facility,  the Bank of New York, the  noteholders'
trustee  under  the  indenture,  and  Bank of New  York,  also  entered  into an
Intercreditor  Agreement so that the Bank of New York will have a first priority position,  notwithstanding  the indenture and security  documents we executed on
July  26,  2004 in  connection  with  our  issuance  of $65  million  of  senior convertible notes due 2014. We anticipate fully utilizing the available funds to meet our development and operating costs.

         On  December  12,  2005,  we entered  into an  amendment  to our credit facility  with  Bank of  Scotland.  This  amendment,  which is  effective  as of
November 30, 2005, among other things, (i) extends the maturity date of the loan agreement  from  January  11,  2007 to January  11,  2008,  (ii)  increases  our permissible capital expenditures in each of 2005, 2006 and 2007 from $100,000 to
$350,000 and (iii)  deletes all  references to the Cayuga Nation of New York and replaces  them with a reference to any Indian tribe that is  developing a casino in conjunction with us.

         On  February  16,  2005,  we issued  12,640  shares of common  stock in payment of dividends on our Series B Preferred Stock for the year ended December
31, 2004. The recorded value of these shares was approximately $142,000.

         On April 29, 2004, in settlement of all unpaid dividends from the first quarter of 2004,  due April 1, 2004 on our  Series B  Preferred  Stock,  we paid
$30,000  in cash to the  holders  of those  shares.  On June 11,  2004 we issued
16,074  shares of common stock in  settlement  of all  outstanding  dividends on those  shares from the year ending  December 31,  2003.  The 16,074  shares were valued at approximately $210,000.

         On November 12, 2004, we granted Concord Associates Limited Partnership an  irrevocable  three year  option to purchase  up to  5,188,913  shares of its
Common  Stock  at  a  price  of  $7.50  per  share.  This  option  is  currently exercisable.  Pursuant to a letter  agreement  dated as of December 30, 2005, by and among us, Concord Associates  Limited  Partnership and Sullivan Resorts LLC,
these options are exercisable until December 29, 2006.

         At December  31,  2005,  we had  undeclared  dividends  on our Series E
Preferred Stock of approximately $4.2 million and undeclared  dividends for 2005 on our Series B Preferred Stock of approximately  $167,000. We intend to pay the dividends  on  Series B  Preferred  Stock by  issuing  common  stock.  We are in compliance with our Certificates of Designations,  Preferences and Rights of the
issued and outstanding preferred shares.

RECENT ACCOUNTING PRONOUNCEMENTS

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
Furthermore,  public  entities are required to measure  liabilities  incurred to employees in share-based payment  transactions at fair value as well as estimate the number of  instruments  for which the  requisite  service is  expected to be rendered.  Any incremental  compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after
the  modification.   We  adopted  the  fair-value  method  to  account  for  our stock-based  compensation  awards  granted  under our stock  option  plans as of
January 1, 2003.

         In  December  2004,  the  FASB  issued  SFAS  No.  153,  "Exchanges  of
Nonmonetary Assets", an amendment of APB Opinion No. 29. SFAS 153 eliminates the exception  from fair value  measurement  for  nonmonetary  exchanges  of similar productive  assets in  paragraph 21 (b) of APB Opinion No. 29,  "Accounting  for
Nonmonetary  Transactions"  ("APB 29"),  and replaces it with an  exception  for exchanges  that do not have  commercial  substance.  SFAS 153  specifies  that a nonmonetary  exchange has  commercial  substance if the future cash flows of the entity are expected to change  significantly  as a result of the exchange.  SFAS
153 is effective for the fiscal  periods  beginning  after June 15, 2005 and the
Company  will adopt this  Statement  in the first  quarter of 2006.  The Company currently does not anticipate  that the effects of the statement will materially affect its consolidated financial position or consolidated results of operations upon adoption.

         In March 2005, the FASB issued FIN No. 47,  "Accounting for Conditional
Asset  Retirement  Obligations  - an  interpretation  of FASB  Statement No. 143
"Accounting for Asset Retirement  Obligations  ("SFAS No. 143")" ("FIN 47"). FIN
47 clarifies that the term CONDITIONAL  ASSET  RETIREMENT  OBLIGATION as used in
SFAS No.  143,  refers to a legal  obligation  to  perform  an asset  retirement activity in which the timing and (or) method of settlement are  conditional on a future  event  that  may or  may  not  be  within  the  control  of the  entity.
Accordingly,  an entity is required to recognize a liability  for the fair value of a conditional asset retirement  obligation if the fair value of the liability can be reasonably estimated.  The liability for the conditional asset retirement
obligation  should  be  recognized  when  incurred.   This  Interpretation  also
clarifies  when an  entity  would  have  sufficient  information  to  reasonably estimate the fair value of an asset retirement  obligation.  FIN 47 is effective for fiscal  periods  beginning  after  December 15, 2005, and we will adopt this provision, as applicable, during fiscal year 2006.

         In May 2005,  the FASB  issued SFAS No.  154,  "Accounting  Changes and
Error  Corrections - A Replacement  of APB Opinion No. 20 and FASB Statement No.
3" ("SFAS No.  154").  SFAS No. 154 requires the  retrospective  application  to prior periods' financial statements of changes in accounting  principle,  unless it is impractible to determine either the period-specific  effects or cumulative effect of the  accounting  change.  SFAS No. 154 also  requires that a change in depreciation,  amortization,  or depletion  method for long-lived  non-financial assets be accounted for as a change in accounting  estimate affected by a change in accounting  principle.  SFAS No. 154 is effective for accounting  changes and corrections of errors made in fiscal years beginning after December 15, 2005 and we will adopt this provision, as applicable, during fiscal year 2006.

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

         In November  2005, the FASB issued Staff Position FAS No. 115-1 and FAS
124-1,  "The Meaning of Other Than Temporary  Impairment and its  Application to
Certain  Investments"  ("FSP"). FSP provides accounting guidance for determining and measuring  other-than-temporary  impairments of debt and equity  securities, and confirms the  disclosure  for  investments  in unrealized  loss positions as outlined in EITF 03-01,  "The Meaning of  Other-Than-Temporary  Impairments ands its  Application  tom Certain  Investments".  The  accounting  requirements  are effective  for us on January 1, 2006 and will not have a material  impact on our financial position or cash flows.

CONTRACTUAL OBLIGATIONS

Contractual Obligations                                                Payments due by period
-----------------------                                                     (in thousands)
                                                           Less than                           3 - 5         More than 5
                                             Total           1 year         1 - 3 years        years            years
                                    ----------------    --------------    --------------    ----------    ---------------
Senior Convertible Notes (a)               $ 65,000         $ ----               $ ----        $ ----           $ 65,000
Revolving credit facility (b)                 7,476           ----                7,476          ----               ----
Operating lease obligations                     797            232                  554            11                ---
                                    ----------------    --------------    --------------    ----------    ---------------
Total                                      $ 73,273          $ 232              $ 8,030          $ 11           $ 65,000
                                    ================    ==============    ==============    ==========    ===============

(a) - the holders of our Senior Convertible Notes have the right to require us to repurchase the notes at 100% of the principal amount outstanding on July 31, 2009.

(b) - interest is payable at 8% semi-annually on the Senior Convertible Notes and either Prime plus 2 or Libor plus 4 on the revolving credit facility.

SUBSEQUENT EVENTS

         On March 8, 2006,  our Board of  Directors  authorized  the issuance of
23,103  shares of our  common  stock in  payment  of  dividends  on our Series B
Preferred Stock for 2005.

         On March 17, 2006,  through our subsidiaries,  we entered into a series of  agreements  with the St. Regis Mohawk Tribe and the St. Regis Mohawk  Gaming
Authority which provide for the development of a Class III Indian casino on land adjacent to Monticello Raceway. On March 20, 2006, we submitted these agreements to the NIGC for review.

         On  March  22,  2006,  Monticello  Raceway  Management  entered  into a
Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing
in favor of The Bank of New York, as trustee and collateral agent, in connection with that certain  indenture dated as of July 26, 2004,  among the Company,  the guarantors  named  therein,  and The Bank of New York, as trustee and collateral agent,  for the property owned by Monticello  Raceway  Management in Monticello,
New York.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss arising from adverse  changes in market rates and prices,  such as interest rates,  foreign currency  exchange rates and commodity  prices.  Our primary  exposure  to market risk is interest  rate risk associated  with our $10 million credit  facility with Bank of Scotland since it constitutes  variable rate debt. A  hypothetical  one hundred basis  increase in interest  rates for our  variable  rate  borrowings  would  increase  our future interest  expense by  approximately  $0.1  million  per year.  This  sensitivity analysis  does not  factor in  potential  changes  in the level of our  variable interest  rate  borrowings,  or any actions  that we might take to mitigate  our exposure to changes in interest rates. Our outstanding  convertible senior notes are fixed-rate indebtedness.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                                     PAGE
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005 AND 2004 AND FOR THE THREE YEARS ENDED DECEMBER 31,
  2005:

Consolidated Statements of Cash Flows..............................................................  47-48
Notes to Consolidated Financial Statements.........................................................   49

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Empire Resorts, Inc. and Subsidiaries

We have audited the accompanying  consolidated balance sheets of Empire Resorts,
Inc.  and  subsidiaries  as of  December  31,  2005 and  2004,  and the  related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2005.  These  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is to express an opinion on these financial  statements based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements  are free of material  misstatement.  The Company is not  required to have,  nor were we engaged to perform,  an audit of its  internal  control  over financial reporting.  Our audit included  consideration of internal control over financial  reporting  as  a  basis  for  designing  audit  procedures  that  are appropriate  in the  circumstances,  but not for the  purpose of  expressing  an opinion on the  effectiveness  of the Company's  internal control over financial reporting.  Accordingly,  we express  no such  opinion.  An audit also  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in
the  financial   statements,   assessing  the  accounting  principles  used  and
significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion,  such financial  statements referred to above present fairly, in all material  respects,  the consolidated  financial position of Empire Resorts,
Inc. and  subsidiaries  as of December 31, 2005 and 2004,  and the  consolidated results of their  operations and their cash flows for each of the three years in the period ended  December 31, 2005, in conformity  with  accounting  principles generally accepted in the United States of America.

Friedman LLP

New York, New York
February 18, 2006

                                     EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                  DECEMBER 31
                                   (In thousands, except for per share data)
                                                                                         2005           2004
                                                                                         ----           ----
     ASSETS
Current assets:
     Cash and cash equivalents                                                        $ 6,992        $ 7,164
     Restricted cash                                                                    4,716            159
     Accounts receivable                                                                3,358          2,680
     Prepaid expenses and other current assets                                          1,112            874
                                                                                   -----------    -----------
               Total current assets                                                    16,178         10,877
Property and equipment, net                                                            32,536         33,147
Deferred financing costs, net of accumulated amortization
     of $ 709 in 2005 and $ 134 in 2004                                                 2,973          3,009
Deferred development costs                                                              5,558         13,720
                                                                                   -----------    -----------
TOTAL ASSETS                                                                         $ 57,245       $ 60,753
                                                                                   ===========    ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Revolving credit facility                                                        $ 7,476          $ ---
     Accounts payable                                                                   3,529          3,805
     Construction costs payable                                                           ---          1,447
     Accrued expenses and other current liabilities                                     8,455          5,493
                                                                                   -----------    -----------
               Total current liabilities                                               19,460         10,745
Senior convertible notes                                                               65,000         65,000
                                                                                   -----------    -----------
Total liabilities                                                                      84,460         75,745
                                                                                   -----------    -----------

Stockholders' deficit:
     Preferred stock,   5,000 shares authorized; $0.01 par value -
          Series B, 44 shares issued and outstanding                                      ---           ----
          Series E, 1,731 shares issued and outstanding; $10.00
               redemption value                                                         6,855          6,855
     Common stock, 75,000 shares authorized; $0.01 par value;
          26,312 and 26,080 shares issued and outstanding in 2005
          and 2004, respectively                                                          263            261
     Additional paid in capital                                                        21,728         15,284
     Accumulated deficit                                                             (56,061)       (37,392)
                                                                                   -----------    -----------
               Total shareholders' deficit                                           (27,215)       (14,992)
                                                                                   -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $ 57,245       $ 60,753
                                                                                   ===========    ===========

            The accompanying notes are an integral part of these consolidated financial statements.

                                       EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                              YEARS ENDED DECEMBER 31
                                     (In thousands, except for per share data)

                                                                             2005            2004            2003
                                                                             ----            ----            ----
     REVENUES:
Racing                                                                   $ 15,652        $ 10,657         $ 9,567
Gaming                                                                     68,059          32,285             ---
Food, beverage and other                                                    4,941           2,772             173
                                                                   ---------------    ------------    ------------
GROSS REVENUES                                                             88,652          45,714           9,740
Less promotional allowances                                               (1,888)           (708)             ---
                                                                   ---------------    ------------    ------------
          NET REVENUES                                                     86,764          45,006           9,740
                                                                   ---------------    ------------    ------------

     COSTS AND EXPENSES:
Racing                                                                      8,979          11,253           8,205
Gaming                                                                     60,159          31,672             ---
Food, beverage and other                                                    2,036           1,246              34
Selling, general and administrative expense                                13,352          10,836           2,321
Depreciation                                                                1,121             507             703
                                                                   ---------------    ------------    ------------
     TOTAL COSTS AND EXPENSES                                              85,647          55,514          11,263
                                                                   ---------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS                                               1,117        (10,508)         (1,523)
Amortization of deferred financing costs                                    (575)           (378)            (22)
Interest expense                                                          (4,778)         (1,859)           (736)
Impairment loss - deferred development costs                             (14,291)             ---         (4,243)
                                                                   ---------------    ------------    ------------
          NET LOSS                                                       (18,527)        (12,745)         (6,524)
                                                                    ---------------    ------------    ------------

Dividends paid on preferred stock                                             ---            (30)             ---
Cumulative undeclared dividends on preferred stock                        (1,551)         (1,510)             ---
                                                                   ---------------    ------------    ------------
NET LOSS APPLICABLE TO COMMON SHARES                                   $ (20,078)      $ (14,285)       $ (6,524)
                                                                   ===============    ============    ============

Weighted average common shares outstanding,
          basic and diluted                                                26,149          25,199          18,219
                                                                           ------          ------          ------
Loss per common share, basic and diluted                                 $ (0.77)        $ (0.57)        $ (0.36)
                                                                         ========        ========        ========

              The accompanying notes are an integral part of these consolidated financial statements.

                                              EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                          YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                                        ( In thousands )

                                                  Preferred Stock
                                     --------------------------------------
                                          Series B           Series E          Common Stock
                                          --------           --------          ------------
                                                                                                  Capital In
                                                                                                   Excess of     Accumulated
                                     Shares    Amount    Shares   Amount     Shares    Amount      Par Value      Deficit *
                                     ------    ------    ------   ------     ------    ------      ---------      ---------
Balances,  January 1, 2003               ---      $ ---     ---      $ ---       ---      $ ---          $ ---          $4,572
Capital contributions                                                                                                      735
Capital acquisition costs                                                                                                (445)
Net loss                                                                                                               (6,524)
                                     ------------------------------------------------------------------------------------------
Balances, December 31, 2003              ---        ---     ---        ---       ---        ---            ---         (1,662)
Recapitalization effect of
     reverse acquisition                  44        ---   1,731      6,855    24,206        242         18,372        (22,745)
Declared and paid dividends
     on preferred stock                  ---        ---     ---        ---        16        ---            210           (240)
Stock based compensation                 ---        ---     ---        ---        40        ---          2,959             ---
Common stock issued
     through private placement
     sales                               ---        ---     ---        ---     4,050         41         30,335             ---
Warrants issued through
     Private placement                   ---        ---     ---        ---       ---        ---          2,103             ---
Stock issuance expenses                  ---        ---     ---        ---       ---        ---        (4,420)             ---
Common stock issued from
     exercise of stock options           ---        ---     ---        ---        61          1            150             ---
Common stock converted to
     long term debt                      ---        ---     ---        ---   (2,393)       (24)        (5,049)             ---
Excess of market value over
     carrying value of property
     and equipment purchased
     from a related party                ---        ---     ---        ---       ---        ---       (30,825)             ---
Common stock issued for
     development costs                   ---        ---     ---        ---       100          1          1,449             ---
Net loss                                 ---        ---     ---        ---       ---        ---            ---        (12,745)
                                     ------------------------------------------------------------------------------------------
Balances, December 31, 2004               44        ---   1,731      6,855    26,080        261         15,284        (37,392)
Declared and paid dividends
     on preferred stock                  ---        ---     ---        ---        13        ---            142           (142)
Common stock issued from
     exercise of stock options           ---        ---     ---        ---       134          1            282             ---
Stock based compensation                                                          86          1          4,308             ---
Stock based compensation,
     termination of merger               ---        ---     ---        ---       ---        ---          1,712             ---
Net loss                                                                                                              (18,527)
                                     ------------------------------------------------------------------------------------------
Balances, December 31, 2005               44      $ ---   1,731    $ 6,855    26,313      $ 263       $ 21,728      $ (56,061)
                                     ==========================================================================================

                                                     * For the year 2003, Accumulated Deficit was Members' Equity (Deficiency)

                     The accompanying notes are an integral part of these consolidated financial statements.

                                          EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 YEARS ENDED DECEMBER 31
                                                     (In thousands)
                                                                                    2005           2004           2003
                                                                                    ----           ----           ----
                    CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       $(18,527)      $(12,745)       $(6,524)
Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
          Depreciation                                                             1,121            507            703
          Amortization of deferred financing costs                                   575            378             22
          Allowance for doubtful accounts - Advances
                to Litigation Trust                                                  505            505            ---
          Impairment loss - deferred development costs                            14,291            ---          4,243
          Stock - based compensation                                               4,309          2,959            ---
          Loss on disposal of property and equipment                                  10            ---            ---
   Changes in operating assets and liabilities:
          Restricted cash (VGM Marketing Accounts)                               (4,151)            ---            ---
          Accounts receivable                                                      (679)        (1,921)            275
          Prepaid expenses and other current assets                                (238)          (620)             98
          Accounts payable                                                       (1,383)        (2,208)          1,575
          Accrued expenses and other current liabilities                           2,962          4,504            505
                                                                              -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              (1,205)        (8,641)            897
                                                                              -----------    -----------    -----------
                   CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                               (1,967)       (31,079)        (1,382)
Restricted cash (Racing capital improvement)                                           6           (37)           (80)
Cash acquired in acquisition                                                         ---             18            ---
Advances to Litigation Trust                                                       (505)          (505)            ---
Deferred development costs                                                       (3,309)        (4,614)        (2,386)
                                                                              -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                            (5,775)       (36,217)        (3,848)
                                                                              -----------    -----------    -----------
                    CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                               ---         30,375            ---
Proceeds from issuance of senior convertible notes                                   ---         62,218            ---
Proceeds from bank loan and revolving credit facility                              6,991            ---          3,379
Proceeds from exercise of stock options                                              283            151            ---
Stock issuance expenses                                                              ---        (2,317)            ---
Deferred financing costs                                                            (54)          (361)           (53)
Restricted cash (related to revolving credit facility)                             (412)            ---            ---
Excess of market value over carrying value of property and
     equipment purchased from related party                                          ---       (30,825)            ---
Repayment of bank loan and promissory notes                                          ---        (8,543)            ---
Dividends paid on preferred stock                                                    ---           (30)            ---
Capital acquisition costs                                                            ---            ---           (90)
Members' capital contributions                                                       ---            ---            455
                                                                              -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          6,808         50,668          3,661
                                                                              -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                               (172)          5,810            710
Cash and cash equivalents, beginning of year                                       7,164          1,354            644
                                                                              -----------    -----------    -----------
Cash and cash equivalents, end of year                                           $ 6,992        $ 7,164        $ 1,354
                                                                              ===========    ===========    ===========
                 The accompanying notes are an integral part of these consolidated financial statements.
                                                       (Continued)

                                        EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               YEARS ENDED DECEMBER 31
                                                    (In thousands)
                                                                                  2005           2004           2003
                                                                                  ----           ----           ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest during the year                                    $ 4,033          $ 319           $ 29
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Common stock issued in settlement of preferred stock dividends              $ 142          $ 210          $ ---
     Deferred financing costs paid with proceeds from:
          Revolving credit facility                                                485            ---            ---
          Issuance of senior convertible debt                                      ---          2,782            ---
          Loan from bank                                                           ---            ---            118
     Noncash additions to deferred development costs                             1,108            665            340
     Common stock issued for deferred development costs                            ---          1,450            ---
     Common stock issued in settlement of accounts payable                         ---            ---            281
     Accrued construction costs                                                    ---          1,447             23
     Issuance of promissory not to redeem outstanding common stock                 ---          5,073            ---
     Warrants issued in settlement of stock issuance expenses                      ---          2,103            ---
     Accrued deferred loan costs                                                   ---            ---             95
     Accrued capital acquisition costs                                             ---            ---            355

               The accompanying notes are an integral part of these consolidated financial statements.

                                        EMPIRE RESORTS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

BASIS FOR PRESENTATION

         The  consolidated  balance sheets as of December 31, 2005 and 2004, the consolidated statements of operations,  stockholders' deficit and cash flows for the years ended December 31, 2005,  2004 and 2003 include the accounts of Empire
Resorts,  Inc  ("Empire"  or "the  Company"),  and  certain  of the  assets  and liabilities of Catskill Development,  L.L.C. ("CDL"), which were merged into the
Company effective January 12, 2004. The operations of CDL for the period January
1, 2004 through January 11, 2004, which were not significant, have been included in the  consolidated  statement of  operations,  stockholders'  deficit and cash flows for the year ended  December 31, 2004.  For  accounting  purposes,  CDL is deemed to have been the acquirer in the merger.  Accordingly,  the  consolidated statements  of  operations,  stockholders'  deficit  and cash flows for the year ended December 31, 2003 represent the accounts of CDL only. The assets that were not transferred  through the merger were leased to the Company and  subsequently purchased on July 26, 2004 from CDL, a related party.  The amount  recorded upon that  acquisition  was the amount at which those  assets had been carried on the records of CDL.

         Although  Empire was the legal  survivor  in the merger and remains the registrant  with  the  Securities  and  Exchange  Commission,  under  accounting principles generally accepted in the United States, the merger was accounted for as a reverse  acquisition,  whereby CDL was considered the acquirer of more than
50% of the post  transaction  combined  company.  Among other  matters,  reverse merger  accounting  requires  Empire to present in all financial  statements and other public information filings, prior historical and other information of CDL, and a retroactive  restatement of CDL historical shareholders investment for the equivalent number of shares of common stock received in the merger. Accordingly, the  accompanying  consolidated  financial  statements  reflect  the  results of operations  of CDL  for the  year  ended  December  31,  2003  and  reflect  the acquisition  of  Empire as of  January  1, 2004  under  the  purchase  method of accounting. Subsequent to January 1, 2004, the operations of the Company reflect the combined operations of the former Empire and CDL.

LIQUIDITY

         We believe  that we have access to sources of working  capital that are sufficient  to fund our  operations  for the year ended  December 31, 2006.  The results of  operations  of our VGM facility have been improved by the changes in the amount of revenue  retained  by VGM  agents and we have  approximately  $2.5 million  available  from our  revolving  credit  facility.  We believe  that any significant capital requirements associated with our development projects can be met by additional debt or equity issues when needed.

NATURE OF BUSINESS

         During the past three years, we have  concentrated on developing gaming operations in New York State.  Through our subsidiaries,  we intend to develop a gaming resort in Monticello,  New York that includes harness horse racing, video gaming  machines and a Native  American casino as well as develop another Native
American  Casino in New York  state.  We  continue  to  explore  other  possible development projects.

         We operate through three  principal  subsidiaries,  Monticello  Raceway
Management,   Inc.   ("Monticello   Raceway   Management"),   Monticello  Casino
Management,   LLC  ("Monticello   Casino  Management")  and  Monticello  Raceway
Development  Company, LLC ("Monticello Raceway  Development").  Currently,  only
Monticello Raceway Management has operations which generate revenue.

         RACEWAY AND VIDEO GAMING MACHINE OPERATIONS

         Monticello Raceway Management, a wholly owned subsidiary, is a New York corporation that operates  Monticello  Raceway (the "Raceway"),  a harness horse racing  facility  and a video  gaming  machine  facility  (Mighty  M  Gaming  at
Monticello Raceway) in Monticello, New York.

         The Raceway began  operation in 1958 and offers  pari-mutuel  wagering, live  harness  racing and  simulcasting  from various  harness and  thoroughbred racetracks across the country.  The Raceway derives its revenue principally from
(i)  wagering  at the Raceway on live races run at the  Raceway;  (ii) fees from wagering at  out-of-state  locations on races  simulcast  from the Raceway using export  simulcasting;  (iii)  revenue  allocations,  as  prescribed by law, from betting  activity  at New York  City,  Nassau  and  Catskill  Off Track  Betting
facilities ; (iv) wagering at the Raceway on races  broadcast from  out-of-state racetracks using import simulcasting; and (v) admission fees, program and racing form  sales,  the  sale  of food  and  beverages  and  certain  other  ancillary activities.

         A video gaming  machine  ("VGM") is an  electronic  gaming device which allows a patron to play  electronic  versions of various lottery games of chance and is similar in appearance to a traditional slot machine. On October 31, 2001, the State of New York enacted a bill designating seven racetracks, including the
Raceway,  to install and operate  VGMs.  Under the  program,  the New York State
Lottery  has  authorized  an  allocation  of up to  1,800  VGMs to the  Raceway.
Currently,  Monticello Raceway  Management  operates 1,570 VGMs on 45,000 square feet of floor space at the Raceway after expending  approximately $27 million on renovations to the facility and start-up expenses.

         ST. REGIS MOHAWK RESORT DEVELOPMENT

         Beginning in 1996,  we attempted to develop a casino with the St. Regis
Mohawk Tribe and in 2000 received  certain federal  approvals  needed to build a casino with the St. Regis  Mohawk Tribe  adjacent to the Raceway that would have been managed by an affiliate of our predecessor, CDL. Such approvals required to concurrence  of the  Governor  of New  York.  Prior  to the  issuance  of such a concurrence,  in  April  2000,  the  St.  Regis  Mohawk  Tribe  agreed  to  work exclusively  with Park Place  Entertainment  Corporation,  now part of  Harrah's
Entertainment, Inc., which proposed to develop a casino for the St. Regis Mohawk
Tribe at the nearby  Kutsher's  Sporting  Academy.  Subsequently,  the St. Regis
Mohawk Tribe worked  exclusively  on obtaining the  necessary  approvals for the
Kutsher's project until the summer of 2005, when we and leaders of the St. Regis
Mohawk Tribe  discussed the  possibility  of moving  forward with the previously obtained approvals for the casino project at the Raceway.

         On August 1, 2005,  we  entered  into a letter  agreement  with the St.
Regis  Mohawk Tribe  pursuant to which the St.  Regis Mohawk Tribe  acknowledged that on April 6, 2000, the United States  Department of the Interior advised New
York State Governor  George Pataki that the  acquisition of 29 acres adjacent to the Raceway  would be in the best  interest of the St.  Regis  Mohawk  Tribe and would not be detrimental to the community.  Under the letter  agreement,  we and the St. Regis Mohawk Tribe  affirmed,  subject to the requested  concurrence  by
Governor Pataki, all prior contracts to develop an Indian casino at the Raceway.
The St. Regis Mohawk Tribe further  agreed to (1) satisfy all  requirements  for the Bureau of Indian Affairs (the "BIA") in connection  with the transfer of the
29 acres of land to the  United  States  government  in trust for the St.  Regis
Mohawk  Tribe,  (2) resolve any  remaining  issues for the  finalization  of the pre-existing  management  agreement with one of our subsidiaries for the project previously  submitted to the National Indian Gaming Commission (the "NIGC"), (3)
execute  any  amendment  or  revision  to  such  management  agreement,  or  any collateral  agreements,  that may be mutually  agreed upon in such process,  (4)
support the approval of such management agreement,  as so amended or revised, by the NIGC and (5) take any and all  reasonably  required  steps to consummate the land to trust transfer of the parcel pursuant to the April 6, 2000 determination as promptly as practicable following the concurrence of Governor Pataki.

         The current  plans for the St.  Regis  Mohawk  Tribe  casino  resort at
Monticello  Raceway  include  160,000 square feet of gaming space for 3,500 slot machines and 125 table games, with sufficient space to accommodate an additional
500 slot machines and a variety of food and beverage offerings and entertainment venues.

         On March 20, 2006, we submitted a proposed form of amended and restated
gaming  facility   management   agreement  (the  "Gaming   Facility   Management

Agreement")  and  collateral  agreements  to the NIGC for review and approval or disapproval.  Until  approved by the Chairman of the NIGC,  the gaming  facility management agreement is not in force. Neither the St. Regis Mohawk Tribe nor the
St. Regis Mohawk  Gaming  Authority  (the  "Authority")  has approved the Gaming
Facility  Management  Agreement.  We expect, but cannot guarantee,  that the St.
Regis Mohawk Tribe will approve the Gaming Facility Management Agreement.

         Under the  currently  proposed form of the Gaming  Facility  Management
Agreement,  the  Authority  will  retain us to manage  all casino  style  gaming activities,  other than  horserace  wagering  and Class II  gaming,  that may be conducted on the land for seven years commencing upon the NIGC's approval of the agreement.  We would also be retained to manage all lawful commercial activities on the land related to gaming such as automatic teller  machines,  food service, lodging and retail.  At the same time, we have agreed to assist the Authority to
obtain  financing  for  the  gaming   enterprise  and  all  related   commercial
activities.  In  exchange  for these  services,  we are  entitled  to  receive a management  fee equal to 30% of the net revenues  derived from the operations it manages.

         Under  the  Gaming  Facility  Management  Agreement,  before we can pay ourselves  our fee,  we must  first pay to the  Authority  a  minimum  return of
$516,667 per month.  These minimum  priority  payments are to be charged against the Authority's distribution of net revenues and, when there is insufficient net revenue in a given month to pay the minimum return,  we are obligated to advance the  funds  necessary  to  compensate  for the  deficiency,  with the  Authority reimbursing  us in the next  succeeding  month or months.  The minimum return is required to be paid to the Authority every month gaming is conducted,  including on a pro rata basis during  those months when gaming is conducted  only for part of a month.

         While the terms of the proposed  Gaming Facility  Management  Agreement provide us with wide  discretion as to the  day-to-day  management of the gaming facilities,  all major  decisions  or  expenditures  must first be approved by a management business board to be comprised of four persons, two of whom are to be appointed by the Authority and the other two of whom are to be appointed by us.

         In carrying  out our duties as manager of the gaming  facility,  we are required to provide  the St.  Regis  Mohawk  Tribe and other  recognized  Indian tribes with certain  preferences  including  giving  preference  in  recruiting, training  and  employment  first to  qualified  members of the St.  Regis Mohawk
Tribe,  and  secondly  to  other  qualified  Indians  and the  local  community, providing  training  programs for members of the St. Regis Mohawk Tribe;  and in entering  into  contracts  for the supply of goods and  services  for the gaming enterprise, giving preference first to qualified members of the St. Regis Mohawk
Tribe,  and qualified  business  entities  certified by the Authority or the St.
Regis Mohawk Tribe as being controlled by members of the St. Regis Mohawk Tribe, and second to other qualified Indians and qualified  business entities certified by the Authority to be controlled by Indians and to the local community.

         We also entered into a gaming  facility  development  and  construction agreement  with the  Authority  and the St.  Regis  Mohawk  Tribe  (the  "Gaming
Facility  Development and  Construction  Agreement"),  pursuant to which we were granted the exclusive right to design, engineer,  construct, furnish and develop a Class III Indian casino resort with the St. Regis Mohawk Tribe,  and we agreed to help arrange  financing of the project.  In exchange for these services,  the
Authority  agreed to pay us a  development  fee  equal to 5% of the  first  $505 million  of the  project's  costs,  payable  monthly  as the  project  costs are incurred.  However,  the Authority is entitled to retain 10% of such development fees  until  the  project  is 50%  completed  and then 5% until the  project  is completed.  On the  completion  date,  the Authority is required to pay us these retained fees.

         Similar to the Gaming Facility Management  Agreement,  in the execution of our duties under the Gaming Facility Development and Construction  Agreement,
we must first seek approval from a development  business  board before any major decisions or material  expenditures  are made.  The  development  business board shall be  comprised  of four  persons,  two of whom are to be  appointed  by the
Authority and the other two of whom are to be appointed by us. Finally,  similar to the  covenants  of the  Gaming  Facility  Management  Agreement,  the  Gaming
Facility  Development  and  Construction  Agreement  provides  that any  general contractor hired by Monticello Raceway Development shall use its reasonable best efforts to give,  and to cause  subcontractors  to give, a hiring  preference to qualified members of the St. Regis Mohawk Tribe.

         The plans are in a  preliminary  stage and are  subject to  approval by relevant government authorities and the St. Regis Mohawk Tribe.

         CAYUGA CATSKILL RESORT DEVELOPMENT

         On April 3,  2003,  we,  the  Cayuga  Nation of New York and the Cayuga
Catskill Gaming Authority (the  "Authority"),  an  instrumentality of the Cayuga
Nation of New York formed to develop and conduct  gaming  operations,  signed an initial form of gaming facility management agreement and related agreements. The agreements  provided for us to supply technical and financial  assistance to the
Cayuga  Nation  of  New  York  and to  serve  as its  exclusive  partner  in the development,  construction,  financing,  operation and  management of a proposed casino in the  Monticello  area.  The  principal  agreements  were  extended  in
December  2005 to December 31,  2006.  Subsequent  to entering  into our initial agreement  with the Cayuga Nation of New York, but prior to the execution of our recent extensions, leadership issues arose within the Cayuga Nation of New York, which resulted in the suspension of federal  processing of the applications made under our earlier  agreements.  Efforts  are  underway to attempt to resolve the leadership  issues  within  the  Cayuga  Nation  of New York.  In our  extension agreements and a separate letter agreement, each of which were approved by some, but not all, of the members of the Cayuga Nation Council,  we have indicated our willingness  to continue  to work with the Cayuga  Nation to develop a casino in the Catskill's  region and made certain  arrangements to accommodate the renewal
of  our  agreements  with  the  St.  Regis  Mohawk  Tribe.   These  arrangements
contemplate  that the Cayuga Nation of New York may acquire  sovereign  land and develop a casino and hotel resort on such land. These new agreements are subject to various uncertainties relating to their validity and enforceability which can only be resolved by the Cayuga Nation of New York as a sovereign  entity.  While we continue to make an effort to observe our obligations under these agreements, we cannot predict how or when these uncertainties will be resolved.

         In order for the Cayuga  Nation of New York to be authorized to develop and  operate a gaming  facility  it must  either 1)  receive  federal  and state approvals  similar  to those  that have  been  received  or are being  sought in connection  with our project  with the St.  Regis Mohawk Tribe or 2) be exempted from such  requirements as the result of a land claim settlement  agreement with the  State of New York.  There are  significant  preconditions  that must  occur before such a settlement can occur. First, legislation must be passed by the New
York State legislature. Second, similar legislation must be passed by the United
States Congress. Third, title to a site must be transferred to the United States and  accepted  into  trust for the  benefit  of the  Cayuga  Nation of New York.
Fourth, the Cayuga Nation of New York must enter into a Class III gaming compact with the State of New York. The negotiations  between the interested parties are complex  and have been  affected by a variety of  factors,  including  political opposition,  court  decisions  concerning  the  status  of the land  claims  and internal differences within the Cayuga Nation of New York.

NOTE B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REVENUE AND EXPENSE  RECOGNITION.  Revenues represent (i) revenues from pari-mutual  wagering earned from live harness racing and simulcast signals from other tracks,  (ii) the net win from VGMs and (iii) food and beverage sales, net of promotional allowances and other miscellaneous income. The Company recognizes revenues from pari-mutual wagering earned from live harness racing and simulcast signals from other tracks at the end of each racing day,  before  deductions  of such  related  expenses  as purses,  stakes  and  awards.  Revenue  from the VGM operations  is the  difference  between  the amount  wagered by bettors  and the amount paid out to bettors  and is  referred  to as the net win.  We  recognizes revenues from pari-mutual  wagering and VGM operations at the end of each day of operation.  The net win is included in the amount  recorded in our  consolidated financial statements as gaming revenue. We report incentives related to VGM play and  points  earned in  loyalty  programs  as a  reduction  of  gaming  revenue.
Operating  costs  include (i) the amounts paid to the New York State Lottery for the State's share of the net win, (ii) amounts due to the Horsemen and Breeder's for their share of the net win and (iii) amounts paid for harness racing purses, stakes and awards.  Also  included in operating  costs are the costs  associated with the sale of food,  beverage and other miscellaneous items and the marketing allowance for the New York State Lottery.

         We currently have a point loyalty program ("Player's Club") for our VGM customers  which  allows  them to earn  points  based on the volume of their VGM activity.  Points  earned by customers  are recorded as an expense in the period they are earned.  We estimate  the amount of points  which will be redeemed  and record  the  estimated  redemption  value of those  points as a  reduction  from revenue in  promotional  allowances.  The factors  included  in this  estimation process include an overall redemption rate, the cost of awards to be offered and the mix of cash,  goods and services  for which the points will be redeemed.  We use  historical  data to estimate  these  amounts.  The  liability  recorded for unredeemed points was  approximately  $150,000 and $187,000 at December 31, 2005 and 2004, respectively.

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

         RESTRICTED CASH.  We have three types of restricted cash accounts.

         Under New York State  Racing,  Pari-Mutuel  Wagering and Breeding  Law,
Monticello  Raceway  Management  is obliged to withhold a certain  percentage of certain types of wagers towards the establishment of a pool of money, the use of
which  is   restricted  to  the  funding  of  approved   capital   improvements.
Periodically during the year, Monticello Raceway Management petitions the Racing and  Wagering  Board to certify  that the noted  expenditures  are  eligible for reimbursement  from the capital  improvement  fund. The balances in this account were  approximately  $ 153,000  and  $159,000  at  December  31,  2005 and 2004,
respectively.

         In April 2005,  the New York law governing VGM  operations was modified to provide an increase in the revenues  retained by the VGM operator.  A portion of that  increase  was  designated  as a  reimbursement  of  marketing  expenses incurred  by the VGM  operator.  The amount of  revenues  directed  toward  this reimbursement  is deposited in a bank account  under the control of the New York
State Lottery and the VGM operator.  The funds are transferred from this account to the operator upon the approval by the Lottery  officials of the reimbursement
requests   submitted  by  the   operator.   The  balance  in  this  account  was
approximately  $ 4,151,000  at December  31, 2005.  Lottery  officials  approved disbursements from this account commencing on February 2, 2006.

         In  connection  with our  revolving  credit  agreement,  we  agreed  to maintain a restricted  reserve bank  account with the lending  institution.  The balance in this account was approximately $ 412,000 at December 31, 2005.

         ACCOUNTS  RECEIVABLE.  Accounts  receivable  are reported at the amount outstanding.  Management expects to collect the entire amount and,  accordingly, determined  that no allowance  is required at December 31, 2005 or 2004.  In the normal  course of  business,  we settle  wagers  for  other  racetracks  and are potentially  exposed to credit risk. We have not experienced  significant losses regarding  the  settlement  of wagers.  These  wagers are  included  in accounts receivable.

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
Building improvements                               40 years
Buildings                                           40 years

         DEFERRED FINANCING COSTS. Deferred financing costs are amortized on the straight-line method over the term of the senior convertible notes and revolving credit facility. (see notes G and H )

         DEFERRED DEVELOPMENT COSTS.  Deferred development costs are recorded at cost.

         In connection with our development activities,  we may make advances to tribes for  development  assistance  and to  facilitate  the  establishment  and initial operations of tribal gaming authorities.  We also incur costs associated with development  activities,  including  salaries of employees engaged in those activities  which we  capitalize  as  deferred  development  costs.  We  provide technical assistance, engage and pay attorneys and consultants and provide other support  for our Native  American  partners  in matters  relating to land claims against the State of New York and  agreements for  development  and operation of the proposed casino developments.

         We  periodically  review deferred  development  costs for impairment as further described below.

         IMPAIRMENT OF LONG-LIVED  ASSETS.  We periodically  review the carrying value of our long-lived assets in relation to historical results, as well as our best estimate of future trends,  events and overall  business  climate.  If such reviews  indicate that the carrying  value of any of our assets may not be fully recoverable,  we  estimate  the future  cash  flows  (undiscounted  and  without interest  charges)  generated by the assets and recognize an impairment  loss if those estimated future cash flows are insufficient to recover the carrying value of the assets.

         LOSS CONTINGENCIES There are times when non-recurring events occur that require  management  to consider  whether an accrual for a loss  contingency  is appropriate.  Accruals for loss contingencies  typically relate to certain legal proceedings,  customer and other claims and litigation.  As required by SFAS No.
5, we determine  whether an accrual for a loss  contingency  is  appropriate  by assessing whether a loss is deemed probable and can be reasonably estimated.  We analyze our legal proceedings, warranty and other claims and litigation based on available  information to assess  potential  liability.  We develop our views on estimated  losses in consultation  with outside counsel  handling our defense in these  matters,  which  involves  an analysis of  potential  results  assuming a combination of litigation and settlement  strategies.  The adverse resolution of any one or more of these  matters  over and  above  the  amounts  that have been estimated and accrued in the current  consolidated  financial  statements  could have a  material  adverse  effect on our  business,  results of  operations  and financial condition.

         LOSS PER COMMON SHARE.  We compute basic earnings per share by dividing income available to common  stockholders by the  weighted-average  common shares outstanding  for the year.  Diluted  earnings per share  reflects the  potential dilution of earnings that could occur if securities or other  contracts to issue common stock were  exercised  or converted  into common stock or resulted in the issuance of common stock that then shared in the  earnings of the entity.  Since the effect of outstanding  options and warrants is anti-dilutive with respect to losses,  they have been excluded from our  computation of loss per common share.
Therefore,  basic and  diluted  losses  per  common  share  for the years  ended
December 31, 2005, 2004 and 2003 were the same. The weighted average shares used in the loss per common  share  calculation  for year  ended  December  31,  2003 reflects the number of shares issued in the merger.

         The following  table shows the  securities  outstanding at December 31,
2005 and 2004 that could  potentially  dilute  basic  earnings  per share in the future but were not included in the  calculation  of diluted  earnings per share because their inclusion would have been anti-dilutive.

                                                                  Outstanding at December 31,
                                                                2005          2004         2003
                                                                ----          ----         ----
Options                                                       7,786,000    1,028,000        ----
Warrants                                                        250,000      250,000        ----
Shares issuable upon conversion of convertible debt           5,175,000    4,727,000        ----
Unvested restricted stock                                       175,000         ----        ----
                                                          ---------------------------------------
Total                                                        13,386,000    6,005,000        ----
                                                          =======================================

         ADVERTISING.  We  record  as  current  operating  expense  the costs of general  advertising,  promotion and marketing  programs at the time those costs are  incurred.  Advertising  expense was  approximately  $890,000,  $776,000 and
$28,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

         STOCK-BASED  COMPENSATION.  Effective  January 1, 2003, we have adopted
Statement  of Financial  Accounting  Standards  No. 123 , "Share Based  Payment"
("SFAS 123"),  the  fair-value  method to account for  stock-based  compensation
awards  granted  under  the  Company's   stock  option  plans.  We  utilize  the
Black-Scholes  option  pricing  model to measure the fair value of stock options granted to employees and non-employees.

          In December 2004, the Financial  Accounting  Standards  Board ("FASB")
issued  Statement  of Financial  Accounting  Standards  No. 123 (Revised  2004),
"Share Based Payment"  ("SFAS  123-R"),  which replaces the existing SFAS No.123 and supersedes  Accounting  Principles  Board ("APB") Opinion No.25.  SFAS 123-R
requires companies to measure and record compensation  expense for stock options and other  share-based  payment based upon the instruments'  fair value, and, as issued,  is effective for interim and annual reporting  periods  beginning after
June 15, 2005.  However,  on April 14, 2005, SEC announced the adoption of a new rule that amends the compliance  date for SFAS 123-R.  The SEC's new rule allows companies  to implement  SFAS 123-R at the start of their fiscal year  beginning after June 15, 2005, which for us would be January 1, 2006.

         We adopted SFAS 123-R effective January 1, 2006.

         Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS.

         In  December  2004,  the  FASB  issued  SFAS  No.  153,  "Exchanges  of
Nonmonetary Assets", an amendment of APB Opinion No. 29. SFAS 153 eliminates the exception  from fair value  measurement  for  nonmonetary  exchanges  of similar productive  assets in  paragraph 21 (b) of APB Opinion No. 29,  "Accounting  for
Nonmonetary  Transactions"  ("APB 29"),  and replaces it with an  exception  for exchanges  that do not have  commercial  substance.  SFAS 153  specifies  that a nonmonetary  exchange has  commercial  substance if the future cash flows of the entity are expected to change  significantly  as a result of the exchange.  SFAS
153 is effective for the fiscal  periods  beginning  after June 15, 2005 and the
Company  will adopt this  Statement  in the first  quarter of 2006.  The Company currently does not anticipate  that the effects of the statement will materially affect its consolidated financial position or consolidated results of operations upon adoption.

         In March 2005, the FASB issued FIN No. 47,  "Accounting for Conditional
Asset  Retirement  Obligations  - an  interpretation  of FASB  Statement No. 143
"Accounting for Asset Retirement  Obligations  ("SFAS No. 143")" ("FIN 47"). FIN
47 clarifies that the term conditional  asset  retirement  obligation as used in
SFAS No.  143,  refers to a legal  obligation  to  perform  an asset  retirement activity in which the timing and (or) method of settlement are  conditional on a future  event  that  may or  may  not  be  within  the  control  of the  entity.
Accordingly,  an entity is required to recognize a liability  for the fair value of a conditional asset retirement  obligation if the fair value of the liability can be reasonably estimated.  The liability for the conditional asset retirement
obligation  should  be  recognized  when  incurred.   This  Interpretation  also
clarifies  when an  entity  would  have  sufficient  information  to  reasonably estimate the fair value of an asset retirement  obligation.  FIN 47 is effective for fiscal  periods  beginning  after  December 15, 2005, and we will adopt this provision, as applicable, during fiscal year 2006.

         In May 2005,  the FASB  issued SFAS No.  154,  "Accounting  Changes and
Error  Corrections - A Replacement  of APB Opinion No. 20 and FASB Statement No.
3" ("SFAS No.  154").  SFAS No. 154 requires the  retrospective  application  to prior periods' financial statements of changes in accounting  principle,  unless it is impractible to determine either the period-specific  effects or cumulative effect of the  accounting  change.  SFAS No. 154 also  requires that a change in depreciation,  amortization,  or depletion  method for long-lived  non-financial assets be accounted for as a change in accounting  estimate affected by a change in accounting  principle.  SFAS No. 154 is effective for accounting  changes and corrections of errors made in fiscal years beginning after December 15, 2005 and we will adopt this provision, as applicable, during fiscal year 2006.

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

         In November  2005, the FASB issued Staff Position FAS No. 115-1 and FAS
124-1,  "The Meaning of Other Than Temporary  Impairment and its  Application to
Certain   Investments"  (the  "FSP").  FSP  provides   accounting  guidance  for
determining  and measuring  other-than-temporary  impairments of debt and equity securities,  and confirms the  disclosure  for  investments  in unrealized  loss positions  as  outlined  in EITF  03-01,  "The  Meaning of  Other-Than-Temporary
Impairments  ands its  Application  tom  Certain  Investments".  The  accounting requirements  are  effective  for us on  January  1,  2006  and  will not have a material impact on our financial position or cash flows.

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

         The unaudited  pro forma  financial  statement  should be read together with the  financial  statements  and notes of the Company  and the  consolidated financial statements of CDL for the year ended December 31, 2003.

PRO FORMA STATEMENT OF OPERATIONS
For the year ended December 31, 2003  (unaudited)  (In thousands  except for per share data)
Revenues                                                                         $ 9,740
                                                                                 -------
Costs and Expenses:
          Racing                                                                   8,205
          Food, beverage and other                                                    34
          Selling, general and administrative                                      9,186
          Depreciation                                                               703
                                                                                     ---
Total costs and expenses                                                          18,128
                                                                                  ------
Loss from operations                                                              (8,388)
          Amortization of deferred financing costs                                   (22)
          Interest expense                                                        (4,184)
          Gain on sale of investment and related management contract                 135
          Recovery of insurance proceeds                                             500
          Gain on extinguishment of debt                                             389
          Impairment loss - development cost                                      (4,243)
                                                                                  -------
Net loss                                                                         (15,813)

Cumulative undeclared dividends on preferred stock                                (1,551)
                                                                         ------------------

Net loss applicable to common shares                                           $ (17,364)
                                                                         ==================

Weighted average common shares outstanding, basic and diluted                     23,720
                                                                                  ------

Loss per common share, basic and diluted                                         $ (0.73)
                                                                                 ========

NOTE D. PROPERTY AND EQUIPMENT

Property and equipment at December 31 consists of:

                                                                           (in thousands)
                                                                         2005         2004
                                                                         ----         ----
Land                                                                     $ 770       $ 770
Land improvements                                                        1,495       1,481
Buildings                                                                4,583       4,564
Building improvements                                                   24,454      23,966
Vehicles                                                                   120         130
Furniture, fixtures and equipment                                        2,738       2,743
                                                                   ------------------------
                                                                        34,160      33,654
Less - Accumulated depreciation                                        (1,624)       (507)
                                                                   ------------------------
                                                                      $ 32,536    $ 33,147
                                                                   ========================

         Depreciation  expense  was  approximately   $1,121,000,   $507,000  and
$703,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE E.  DEFERRED DEVELOPMENT COSTS

         We have made payments to fund certain  expenses of the Cayuga Nation of
New York  (the  "Cayuga  Nation"),  the  Seneca-Cayuga  Tribe of  Oklahoma  (the
"Seneca-Cayugas")  and the St. Regis Mohawk Tribe (the  "Mohawks") in connection with the development of proposed Native  American Tribal casino  facilities.  We also incur development costs associated with other development projects.

         In 2003 and 2004,  we issued a total of  300,000  shares of our  common stock to the Cayuga Nation as part of our  agreement  with them to work together in the  development  of a casino in Sullivan  County,  New York.  The  aggregate market value of these shares when issued was approximately  $3.9 million and was capitalized as an addition to deferred development costs at that value.

         We may make  advances to provide  development  assistance in connection with the establishment and initial  operations of tribal gaming  authorities for
New York State gaming operations for the Cayuga Nation and the Mohawks. Advances made by us are  non-interest-bearing  and any  repayment  of them is  ultimately dependent upon the completion of the development of the projects.

         We also  capitalize  costs directly  associated with the development of real estate for those Native American gaming facilities and other projects. Some of the costs  capitalized  in connection  with Native  American  casinos will be repaid,  with no interest,  from the permanent financing for the project or from project cash flow. Costs that are not reimbursed will be systematically  charged to our operations over the period covered by our management contract.

         As of December 31, 2004, deferred  development costs were approximately
$13.7 million.  During 2005 we incurred approximately $6.1 million of additional deferred  development  costs,  which includes the estimated fair market value of options  (approximately $1.7 million) granted in connection with the termination of a proposed merger agreement (see Note L).

         In accordance  with our  accounting  policy on impairment of long-lived assets,  we reviewed the carrying  value of the deferred  development  costs and determined that  circumstances  warranted the recognition an impairment loss for the year ended  December  31,  2005.  For the year then ended we  recognized  an impairment  loss of  approximately  $14.3  million  comprised  of the  following elements:

         -  Approximately  $1.7 million  reflecting  the estimated fair value of options to purchase  our common stock  issued in  connection  with a
            proposed  merger   transaction  which  we  agreed  to  terminate  in
            December,  2005. In connection with the agreement, we issued options to purchase 5,188,913 shares of common stock at $7.50 per share; the options expire on December 26, 2006.
         -  Approximately  $1.6 million in legal fees and other costs associated with the terminated merger agreement.
         -  Approximately $8.5 million in advances, value of common stock issued and other costs  associated  with our  development  efforts with the
            Cayuga  Nation.  We continue  to work with the Cayuga  Nation but we believe  that  the  continued  deferral  of the  costs  incurred  to
            December  31,  2005  would  not  have  been in  conformity  with our accounting policy.
         -  Approximately  $2.4 million in advances and other costs  incurred in
            connection  with  our  terminated   development   project  with  the
            Seneca-Cayugas.

NOTE F. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities is comprised of the following at December 31, 2005 and
2004:

                                                                      2005         2004
                                                                        (in thousands)
Liability for horseracing purses                                     $ 3,328     $ 2,616
Accrued interest                                                       2,284       1,539
Accrued payroll                                                          624         455
Accrued other                                                          2,219         883
                                                                 ------------ -----------
     Total accrued expenses and other current liabilities            $ 8,455     $ 5,493
                                                                 ============ ===========

NOTE G. SENIOR CONVERTIBLE NOTES

         On July 26,  2004,  we issued $65  million of 5.5%  senior  convertible notes (the "notes") presently  convertible into approximately 5.2 million shares of common stock,  subject to adjustment upon the occurrence or non-occurrence of certain events.  The notes were issued with a maturity date of July 31, 2014 and the holders  have the right to demand that we  repurchase  the notes at par plus accrued interest on July 31, 2009. Interest is payable  semi-annually on January
31 and  July 31 to the  persons  who are  registered  holders  at the  close  of business on each January 15 and July 15  immediately  preceding  the  applicable interest payment date.

         The  notes  are our  senior  obligations,  ranking  senior  in right of payment to all of our existing and future subordinated  indebtedness and ranking equally in right of payment with  existing and future senior  indebtedness.  The notes are guaranteed on a senior basis by all of our material subsidiaries.  The guarantee of each material  subsidiary  guarantor is a senior  obligation of the guarantor,  ranking  senior  in right of  payment  to all  existing  and  future subordinated  indebtedness  of our  guarantors  and ranking  equally in right of payment with any existing and future senior indebtedness of such guarantor.  The notes are secured by our tangible and  intangible  assets and by a pledge of the equity interests of each of our material subsidiaries.

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

         We are  obligated  to use our best  efforts  to cause the notes and the guarantees  to  become  secured  by a  mortgage  on our  232  acres  of  land in
Monticello, New York (with such mortgage being released with respect to the site of the Cayuga  Catskill Resort as required to transfer such site into trust with the United  States for the Cayuga  Nation and with respect to all 232 acres upon the occurrence of the Trigger  Event).  Subsequent to December 31, 2005, we took the actions necessary to record the mortgage on the 232 acres.

         We recognized  approximately  $4.3 million and $1.5 million in interest expense  associated  with the  senior  convertible  notes  for the  years  ended
December 31, 2005 and 2004, respectively.

         We will be seeking the consent of the holders of our 5 1/2% convertible senior notes in order to amend certain  provisions  of the  indenture  governing such notes to give management of the Company greater flexibility in developing a
Native  American  casino at the Raceway with other Native American tribes beside the Cayuga Nation of New York.

NOTE H.  REVOLVING CREDIT FACILITY

         On January 11,  2005,  we entered into a credit  facility  with Bank of
Scotland.  The  credit  facility  provides  for a  $10  million  senior  secured revolving  loan (subject to certain  reserves) that matures on January 11, 2008.
As security  for  borrowings  under the  facility,  we agreed to have our wholly owned subsidiary, Monticello Raceway Management, grant a mortgage on the Raceway property and our  material  subsidiaries  guarantee  its  obligations  under the credit  facility.  We also agreed to pledge our equity  interests  in all of our current and future  subsidiaries,  maintain certain reserves,  and grant a first priority  secured  interest in all of our assets,  now owned or later  acquired.
This arrangement contains financial covenants.

         At our option,  loans under the Credit  Facility  bear  interest at the rate of prime plus 2% or LIBOR plus 4%. Bank of Scotland  has also  entered into an  Inter-creditor  Agreement with The Bank of New York so that Bank of Scotland will be entitled to a first priority position  notwithstanding the Indenture and security documents entered into on July 26, 2004 in connection with our issuance of $65 million of senior convertible notes.

         We recognized  approximately  $526,000 in interest  expense  associated with the facility for the year ended  December 31, 2005. At December 31, 2005 we are in compliance with the financial  covenants  contained in our agreement with the Bank of Scotland.

NOTE I. NOTES PAYABLE

Bryanston Group and Beatrice Tollman

         On January 9, 2004, we redeemed  2,392,857  shares of common stock at a redemption  price of $2.12 per share by issuing  promissory  notes in the sum of approximately  $5.1  million.  On July 26, 2004,  approximately  $5.3 million of proceeds  from the  senior  convertible  notes was  expended  to pay in full the principal  of the notes and accrued  interest to  Bryanston  Group and  Beatrice
Tollman.

         Under the  terms of the  notes,  interest  accrued  on the  outstanding principal  amount at the rate of 7% per annum.  For the year ended  December 31,
2004  the  Company  recognized   approximately   $195,000  in  interest  expense
associated with the promissory notes.

Berkshire Bank

         On  October  29,  2003,  Monticello  Raceway  Management  issued a $3.5 million note to The Berkshire Bank. The Company entered into a surety  agreement with The Berkshire  Bank to guarantee the note.  The note was repaid in February
2004.

NOTE J. SUPPLEMENTAL GUARANTOR INFORMATION

         As  described  in Notes G and H, our  obligations  with  respect to our
Senior  Convertible  Notes and Revolving  Credit  Facility are guaranteed by our operating subsidiaries.

EMPIRE RESORTS, INC AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2005
  ( in thousands )

                                                                               Non-
                                                 Empire       Guarantor      Guarantor    Eliminating
Assets                                           Resorts    Subsidiaries   Subsidiaries     Entries      Consolidated
                                                 -------    ------------   ------------     -------      ------------
Cash and cash equivalents                           $ 636        $ 6,356          $ ---         $ ---         $ 6,992
Restricted cash                                       412          4,304            ---           ---           4,716
Accounts receivable                                   ---          3,358            ---           ---           3,358
Prepaid expenses and other assets                      86          1,026            ---           ---           1,112
Investments in subsidiaries                         5,060            ---            ---       (5,060)             ---
Inter-company accounts                            152,108            ---            ---     (152,108)             ---
Property and equipment, net                            11         32,525            ---           ---          32,536
Deferred financing costs, net                       2,973            ---            ---           ---           2,973
Deferred development costs                            ---          5,558            ---           ---           5,558
                                              ------------------------------------------------------------------------
Total assets                                    $ 161,286       $ 53,127          $ ---   $ (157,168)        $ 57,245
                                              ========================================================================
LIABILITIES   AND    STOCKHOLDERS'    EQUITY
(DEFICIT)
Revolving credit facility                         $ 7,476          $ ---          $ ---         $ ---         $ 7,476
Accounts payable                                      982          2,547            ---           ---           3,529
Accrued expenses and other liabilities              2,461          5,994            ---           ---           8,455
Inter-company accounts                                ---         58,526         93,582     (152,108)             ---
Senior convertible notes                           65,000            ---            ---           ---          65,000
                                              ------------------------------------------------------------------------

          Total liabilities                        75,919         67,067         93,582     (152,108)          84,460
Stockholders' equity (deficit)                     85,367       (13,940)       (93,582)       (5,060)        (27,215)
                                              ------------------------------------------------------------------------

Total liabilities                               $ 161,286       $ 53,127          $ ---   $ (157,168)        $ 57,245
     and stockholders' equity (deficit)
                                              ========================================================================

EMPIRE RESORTS, INC AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2004
  ( in thousands )  ( Unaudited )
                                                                               Non-
                                                 Empire       Guarantor      Guarantor    Eliminating
ASSETS                                           Resorts    Subsidiaries   Subsidiaries     Entries      Consolidated
                                                 -------    ------------   ------------     -------      ------------

Cash and cash equivalents                         $ 1,903        $ 5,261          $ ---         $ ---         $ 7,164
Restricted cash                                       ---            159            ---           ---             159
Accounts receivable                                   ---          2,680            ---           ---           2,680
Prepaid expenses and other assets                      83            791            ---           ---             874
Investments in subsidiaries                         5,060            ---            ---       (5,060)             ---
Inter-company accounts                            147,299            ---            ---     (147,299)             ---
Property and equipment, net                           ---         33,147            ---           ---          33,147
Deferred financing costs, net                       3,009            ---            ---           ---           3,009
Deferred development costs                            ---         13,720            ---           ---          13,720
                                              ------------------------------------------------------------------------
Total assets                                    $ 157,354       $ 55,758          $ ---   $ (152,359)        $ 60,753
                                              ========================================================================

LIABILITIES   AND    STOCKHOLDERS'    EQUITY
(DEFICIT)
Accounts payable                                  $ 1,392        $ 2,413          $ ---         $ ---         $ 3,805
Construction costs payable                            ---          1,447            ---           ---           1,447
Accrued expenses and other liabilities              1,660          3,833            ---           ---           5,493
Inter-company accounts                                ---         53,717         93,582     (147,299)             ---
Senior convertible notes                           65,000            ---            ---           ---          65,000
                                              ------------------------------------------------------------------------
          Total liabilities                        68,052         61,410         93,582     (147,299)          75,745
Stockholders' equity (deficit)                     89,302        (5,642)       (93,582)       (5,060)        (14,992)
                                              ------------------------------------------------------------------------
Total liabilities                               $ 157,354       $ 55,758          $ ---   $ (152,359)        $ 60,753
    and stockholders' equity (deficit)
                                              ========================================================================

EMPIRE RESORTS, INC AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2005
    ( in thousands )  ( Unaudited )

                                                                               Non-
                                                 Empire       Guarantor      Guarantor    Eliminating
                                                 Resorts    Subsidiaries   Subsidiaries     Entries      Consolidated
                                                 -------    ------------   ------------     -------      ------------

Net revenues                                         $ 16       $ 86,748          $ ---         $ ---        $ 86,764
                                              ------------------------------------------------------------------------
Operating costs                                       ---         71,174            ---           ---          71,174
Selling, general and administrative                 9,201          4,151            ---           ---          13,352
Depreciation                                            2          1,119            ---           ---           1,121
                                              ------------------------------------------------------------------------
     Total costs and expenses                       9,203         76,444            ---           ---          85,647
                                              ------------------------------------------------------------------------
Income (loss) from operations                     (9,187)         10,304            ---           ---           1,117
Amortization of deferred finance costs              (575)            ---            ---           ---           (575)
Inter-company interest and other                    6,012        (6,012)            ---           ---             ---
Interest expense                                  (4,778)            ---            ---           ---         (4,778)
Impairment loss - deferred development costs      (1,712)       (12,579)            ---           ---        (14,291)
                                              ------------------------------------------------------------------------
     Net loss                                  $ (10,240)      $ (8,287)            ---           ---      $ (18,527)
                                              ========================================================================

EMPIRE RESORTS, INC AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2004
  ( in thousands )  ( Unaudited )

                                                                               Non-
                                                 Empire       Guarantor      Guarantor    Eliminating
                                                 Resorts    Subsidiaries   Subsidiaries     Entries      Consolidated
                                                 -------    ------------   ------------     -------      ------------

Net revenues                                        $ 118       $ 44,888          $ ---         $ ---        $ 45,006
                                              ------------------------------------------------------------------------
Operating costs                                       ---         44,171            ---           ---          44,171
Selling, general and administrative                 7,593          3,243            ---           ---          10,836
Depreciation                                          ---            507            ---           ---             507
                                              ------------------------------------------------------------------------
     Total costs and expenses                       7,593         47,291            ---           ---          55,514
                                              ------------------------------------------------------------------------
Loss  from operations                             (7,475)        (3,033)            ---           ---        (10,508)
Amortization of deferred finance costs              (134)          (244)            ---           ---           (378)
Inter-company interest and other                    2,251        (2,251)            ---           ---             ---
Interest expense                                  (1,735)          (124)            ---           ---         (1,859)
                                              ------------------------------------------------------------------------
     Net loss                                   $ (7,093)      $ (5,652)            ---           ---      $ (12,745)
                                              ========================================================================

EMPIRE RESORTS, INC AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2003
  ( in thousands )  ( Unaudited )

                                                                               Non-
                                                 Empire       Guarantor      Guarantor    Eliminating
                                                 Resorts    Subsidiaries   Subsidiaries     Entries      Consolidated
                                                 -------    ------------   ------------     -------      ------------

Net revenues                                        $ ---        $ 9,740          $ ---         $ ---         $ 9,740
                                              ------------------------------------------------------------------------

Operating costs                                       ---          8,239            ---           ---           8,239
Selling, general and administrative                   ---          2,321            ---           ---           2,321
Depreciation                                          ---            703            ---           ---             703
                                              ------------------------------------------------------------------------
     Total costs and expenses                          --         11,263            ---           ---          11,263
                                              ------------------------------------------------------------------------
Loss from operations                                  ---        (1,523)            ---           ---         (1,523)
Amortization of deferred finance costs                ---           (22)            ---           ---            (22)
Inter-company interest and other                      ---            ---            ---           ---             ---
Interest expense                                      ---          (736)            ---           ---           (736)
Impairment loss - deferred development costs          ---        (4,243)            ---           ---         (4,243)
                                              ------------------------------------------------------------------------
     Net loss                                       $ ---      $ (6,524)            ---           ---       $ (6,524)
                                              ========================================================================

EMPIRE RESORTS, INC AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2005
  ( in thousands )  ( Unaudited )

                                                                                  Non-
                                                   Empire       Guarantor      Guarantor     Eliminating
                                                   Resorts    Subsidiaries   Subsidiaries      Entries     Consolidated
                                                   -------    ------------   ------------      -------     ------------
     Net cash provided by (used in) operating
           activities                             $ (2,748)        $ 1,543          $ ---          $ ---      $ (1,205)
                                                 -----------------------------------------------------------------------
     Cash flows from investing activities:
Purchase of property and equipment                     (13)         (1,954)           ---            ---        (1,967)
Restricted cash (Racing capital imp.)                   ---              6            ---            ---             6
Advances to Litigation Trust                          (505)            ---            ---            ---          (505)
Deferred development costs                              ---         (3,309)           ---            ---        (3,309)
Advances to subsidiaries                            (4,810)            ---            ---          4,810           ---
                                                 -----------------------------------------------------------------------
     Net cash used in investing activities          (5,328)         (5,257)           ---          4,810        (5,775)
                                                 -----------------------------------------------------------------------
     Cash flows from financing activities:
Proceeds from revolving credit facility              6,991             ---            ---            ---         6,991
Proceeds from exercise of stock options                283             ---            ---            ---           283
Advances from Empire Resorts, Inc.                     ---           4,810            ---         (4,810)          ---
Deferred financing costs                               (54)            ---            ---            ---           (54)
Restricted cash (revolving credit facility)           (412)            ---            ---            ---          (412)
                                                 -----------------------------------------------------------------------
     Net cash provided by financing activities       6,808           4,810            ---         (4,810)        6,808
                                                 -----------------------------------------------------------------------
Net increase (decrease) in cash and cash            (1,268)          1,096            ---            ---          (172)
equivalents
Cash and cash equivalents, beginning of year         1,903           5,261            ---            ---         7,164
                                                 -----------------------------------------------------------------------
Cash and cash equivalents, end of year               $ 635        $  6,357          $ ---          $ ---       $ 6,992
                                                 =======================================================================

EMPIRE RESORTS, INC AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2004
  ( in thousands )  ( Unaudited )

                                                                                  Non-
                                                   Empire       Guarantor      Guarantor     Eliminating
                                                   Resorts    Subsidiaries   Subsidiaries      Entries     Consolidated
                                                   -------    ------------   ------------      -------     ------------
     Net cash used in operating activities        $ (2,033)       $ (6,608)         $ ---          $ ---      $ (8,641)
                                                 -----------------------------------------------------------------------
     Cash flows from investing activities:
Purchase of property and equipment                     ---         (31,079)           ---            ---       (31,079)
Restricted cash (Racing capital imp.)                  ---             (37)           ---            ---           (37)
Cash acquired in acquisition                            18             ---            ---            ---            18
Advances to Litigation Trust                          (505)            ---            ---            ---          (505)
Deferred development costs                             ---          (4,614)           ---            ---        (4,614)
Advances to subsidiaries                           (49,715)            ---            ---         49,715           ---
                                                 -----------------------------------------------------------------------
     Net cash used in investing activities         (50,202)        (35,730)           ---         49,715       (36,217)
                                                 -----------------------------------------------------------------------
     Cash flows from financing activities:
Proceeds from issuance of common stock              30,375             ---            ---            ---        30,375
Proceeds from issuance senior convertible notes     62,218             ---            ---            ---        62,218
Proceeds from exercise of stock options                151             ---            ---            ---           151
Stock issuance expenses                             (2,317)            ---            ---            ---        (2,317)
Deferred financing costs                              (361)            ---            ---            ---          (361)
Excess of market value over carrying value of
property and equipment purchased from related
party                                              (30,825)            ---            ---            ---       (30,825)
Advances from Empire Resorts, Inc.                     ---          49,715            ---        (49,715)          ---
Repayment of bank loans and promissory notes        (5,073)         (3,470)           ---            ---        (8,543)
Dividends paid on preferred stock                      (30)            ---            ---            ---           (30)
                                                 -----------------------------------------------------------------------
     Net cash provided by financing activities      54,138          46,245            ---        (49,715)       50,668
                                                 -----------------------------------------------------------------------
Net increase in cash and cash equivalents            1,903           3,907            ---            ---         5,810
Cash and cash equivalents, beginning of year           ---           1,354            ---            ---         1,354
                                                 -----------------------------------------------------------------------
Cash and cash equivalents, end of year             $ 1,903         $ 5,261          $ ---          $ ---       $ 7,164
                                                 =======================================================================

EMPIRE RESORTS, INC AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2003
    ( in thousands )  ( Unaudited )

                                                                                  Non-
                                                    Empire      Guarantor      Guarantor     Eliminating
                                                    Resorts   Subsidiaries   Subsidiaries      Entries     Consolidated
                                                    -------   ------------   ------------      -------     ------------

     Net cash provided by operating activities        $ ---          $ 897          $ ---          $ ---          $ 897
                                                 -----------------------------------------------------------------------
     Cash flows from investing activities:
Purchase of property and equipment                      ---        (1,382)            ---            ---        (1,382)
Restricted cash (Racing capital imp.)                   ---           (80)            ---            ---           (80)
Deferred development costs                              ---        (2,386)            ---            ---        (2,386)
                                                 -----------------------------------------------------------------------
     Net cash used in investing activities              ---        (3,848)            ---            ---        (3,848)
                                                 -----------------------------------------------------------------------
     Cash flows from financing activities:
Proceeds from bank loan                                 ---          3,379            ---            ---          3,379
Repayments of bank loan                                 ---           (30)            ---            ---           (30)
Deferred financing costs                                ---           (53)            ---            ---           (53)
Capital acquisition costs                               ---           (90)            ---            ---           (90)
Members' capital contributions                          ---            455            ---            ---            455
                                                 -----------------------------------------------------------------------
     Net cash provided by financing activities          ---          3,661            ---            ---          3,661
                                                 -----------------------------------------------------------------------
Net increase in cash and cash equivalents               ---            710            ---            ---            710
Cash and cash equivalents, beginning of year            ---            644            ---            ---            644
                                                 -----------------------------------------------------------------------
Cash and cash equivalents, end of year                $ ---        $ 1,354          $ ---          $ ---        $ 1,354
                                                 =======================================================================

NOTE K. STOCKHOLDERS' EQUITY

COMMON STOCK

         Effective  August 17, 2005,  we issued 86,138 shares of common stock to our  Chief  Executive  Officer.  The  expense  associated  with  this  issue was approximately  $339,000 and the corresponding credit was recorded as an increase in common stock and additional paid in capital.

         In January and June,  2004 we issued a total of 40,000 shares of common stock to our former Chairman of the Board, David Matheson,  as consideration for his service on a special  committee of the Board of Directors  involved with the various regulatory  agencies  considering our development with the Cayuga Nation of New York. Mr. Matheson  abstained from any votes if the Board of Directors on this  subject.  The  expense  associated  with these  issues  was  approximately
$541,000  and the  corresponding  credit was  recorded  as an increase in common stock and additional paid in capital.

         In connection  with our January 12, 2004 merger,  we issued  18,219,075 shares of our common  for the  acquisition  of  Monticello  Raceway  Management,
Monticello  Casino  Management,   Monticello  Raceway   Development  and  Mohawk
Management, LLC. We also filed a Registration Statement covering these shares.

         On January 30, 2004, we issued  4,050,000 shares of our common stock to in a private placement sale with proceeds of approximately $30.3 million.

PREFERRED STOCK AND DIVIDENDS

         Our Series B Preferred  Stock has voting  rights of 0.8 votes per share and each  share is  convertible  into  0.8  shares  of  common  stock.  It has a liquidation  value  of $29  per  share  and is  entitled  to  annual  cumulative dividends of $2.90 per share payable quarterly in cash. We have the right to pay the  dividends on an annual  basis by issuing  shares of our common stock at the rate of $3.77 per share.  The value of common  shares issued as payment is based upon the average  closing  price for the common  shares for the 20 trading  days preceding  January 30 of the year  following that for which the dividend is due.
At December  31,  2005 and 2004 there were  44,258  shares of Series B Preferred
Shares outstanding.

         On February 16, 2005 we issued 12,640 shares of common stock in payment of  dividends  for the last three  quarters  of 2004 on our  Series B  Preferred
Stock.  The value of these  shares when issued was  approximately  $142,000.  On
April 29, 2004 we paid $30,000 in cash  dividends due for the three months ended
March 31, 2004.

         On June 11, 2004 we issued  16,074 shares of common stock in settlement of all dividends on our Series B Preferred Stock for the year ended December 31,
2003. The value of these shares when issued was approximately $210,000.

         At  December  31,  2005 we had  undeclared  dividends  on the  Series B
Preferred  Stock  of  approximately  $167,000.  On March  8,  2006 our  Board of
Directors authorized issuance of 23,103 shares of common stock in payment of the amount due.

         Our Series E Preferred Stock is  non-convertible  and has no fixed date for redemption or liquidation.  It has a redemption  value of $10 per share plus accrued but unpaid  dividends.  It is entitled to  cumulative  dividends  at the annual  rate of 8% of  redemption  value and the  holders  of these  shares  are entitled  to voting  rights of 0.25 per  share.  Dividends  on common  stock and certain  other uses of our cash are subject to  restrictions  for the benefit of holders of the Series E Preferred Stock.

         At  December  31,  2005 we had  undeclared  dividends  on our  Series E
Preferred Stock of approximately $4.2 million.

NOTE L. STOCK OPTIONS AND WARRANTS

         On August 17, 2005 our shareholders  approved the 2005 Equity Incentive
Plan.  We have  reserved  3.5  million  shares of common  stock for  issuance in connection with this plan.

         On May 12, 2004 our  shareholders  approved the 2004 Stock Option Plan.
We have reserved  250,000 shares of common stock for issuance in connection with this plan.

         On January 30, 2004, in connection with our private placement of common stock, we issued a warrant to purchase 250,000 shares of our common stock to the placement  agent,  Jeffries & Co. The warrant has a five year term and  entitles the holder to purchase those shares at $7.50 per share.  The estimated  value of that  warrant  was  approximately  $2.1  million  and was  recorded,  with other issuance  costs of  approximately  $2.3  million,  as a reduction of the amounts raised in the transaction.

         Stock options issued to employees,  officers and directors are reported as Stock Based Compensation and include the following grants.

                                                                                                      Approximate Compensation
                                                                                                              Cost
                                                                                                         (in thousands)
                                                                       Term
                                                Number      Strike      in
Date of Grant       Recipient                 of Shares     Price      Years        Vesting Schedule        2005       2004
-------------       ---------                 ------       -----      -----        ----------------         ----       ----
December, 2005      Employees and officers      309,500      $6.75       10             Three years          $48      $ ---
November, 2005      Director  (1)                15,000      $5.10       10        Fully upon grant           70        ---
                                                                                      33% -90 days,
August, 2005        Employee                     50,000      $3.93       10   remainder - two years           90        ---
July, 2005          Director  (1)                15,000      $4.02       10        Fully upon grant           54        ---
May, 2005           Non-executive
                    Chairman of the
                    Board  (1)                   50,000      $3.99       10        Fully upon grant          175        ---
May, 2005           Chief Financial                                                  33% - 90 days,
                    Officer  (1)                150,000      $3.99       10   remainder - two years          271        ---
May, 2005           Chief Executive                                                  33% - 90 days,
                    Officer  (1)              1,044,092      $3.99       10   remainder - two years        1,887        ---
March, 2005         Employee                     30,000      $8.26       10                One year          208        ---
January, 2005       Directors annual
                    grant (6 directors)          60,000      $8.51        5        Fully upon grant          380        ---
November, 2004      Directors (2) for
                    services - new
                    business initiatives        100,000      $8.11        3        Fully upon grant          ---        511
                                                                                    33% upon grant,
August, 2004        Employees (2)                20,000      $8.63       10   remainder - two years           32         80
                                                                                    50% upon grant,
May, 2004           Employee                     50,000     $14.25       10    remainder - one year          137        576
                                                                                    33% upon grant,
May, 2004           Employees                    25,000     $14.25       10   remainder - two years          105        229
May, 2004           Employees                    34,500     $14.25       10             Three years           85        185
March, 2004         Directors annual
                    grant (7directors)           70,000     $11.97       10        Fully upon grant          ---        838

(1) Option grant as result of the appointment of the grantee to the position indicated.

         On May 23, 2005 we granted one year extensions of the expiration  dates of options to purchase  598,878  shares of common stock held by our former Chief
Executive  Officer and two other officers who resigned  their  positions at that time.  The original  terms of those options  provided for an expiration  date 90 days after such an event.  The options involved had been issued in 2003 and have a strike price of $2.12. We recorded stock based compensation expense associated with this action of approximately $234,000 in 2005.

         On November  12, 2004 we granted an option to purchase,  under  certain conditions,  5,188,913 shares of our common stock at $7.50 per share to entities with whom we had reached a merger and contribution  agreement.  The grant became effective on August 20, 2005.  On December 30, 2005 we reached a agreement  with those  entities to terminate the  agreement.  The options expire on December 29,
2006 and we have  recorded  the value of those  options  at the  effective  date
(approximately  $1.7 million) as stock based compensation  included in the write off of deferred development costs for the year ended December 31, 2005.

         During  the  years  ended  December  31,  2005  and  2004  we  received approximately  $283,000 and $151,000,  respectively,  of proceeds from shares of common stock issued as a result of the exercise of stock options.

         The following table sets forth the weighted average assumptions used in applying the Black Sholes option  pricing model to the option grants in 2005 and
2004.

         We did not report stock-based  compensation for the year ended December
31, 2003 as the  consolidated  financial  statements  for that year are those of
CDL.

                                                           2005               2004
                                                           ----               ----
Weighted average fair value of options granted            $ 6.81             $ 11.36
Expected dividend yield                                      0%                 0%
Expected volatility                                    91.1% - 100.3%      97.9% - 99.7%
Risk - free interest rate                               3.7% - 4.5%         3.1% - 4.2%
Expected life of options                               0.5 - 10 years      3 - 10 years

         The following  table reflects stock option  activity in 2005,  2004 and
2003.

                                                     Approximate                               Weighted
                                                      number of       Range of exercise     average exercise
                                                        Shares         Prices Per Share     Price Per Share
                                                        ------         ----------------        ---------
Options outstanding at January 1, 2003                    667,000       $4.40 - $17.49          $ 16.01
Cancelled in 2003                                        (662,000)      $4.40 - $17.49          $ 16.09
Granted in 2003                                           943,000       $2.12 - $7.00            $ 2.59
Exercised or expired in 2003                             (127,000)          $2.12                $ 2.12
                                                    ---------------

Options outstanding at December 31, 2003                  821,000                                $ 2.67
Granted in 2004                                           300,000       $8.11 - $14.25          $ 11.36
Exercised in 2004                                         (61,000)      $2.12 - $8.63            $ 2.48
Cancelled in 2004                                         (32,000)      $2.12 - $11.97           $ 8.83
                                                    ---------------

Options outstanding at December 31, 2004                1,028,000                                $ 5.00
Granted in 2005                                         6,913,000       $3.93 - $8.51            $ 6.81
Exercised in 2005                                        (134,000)          $2.12                 $2.12
Cancelled in 2005                                         (21,000)          $14.25               $14.25
                                                    ---------------

Options outstanding at December 31, 2005                7,786,000                                $ 6.63
                                                    ===============                              ======

         The following table reflects  information on stock options  outstanding at December 31, 2005.

                               OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                               -------------------                           -------------------
                                                           Weighted                        Weighted
                                             Average        Average                        Average
             Exercise           Number of  Contractual      Exercise           Number of   Exercise
               Price              Shares      Life           Price              Shares      Price
               -----              ------      ----           -----              ------      -----
               $2.12             458,816       0.4           $2.12             458,816      $2.12
               $2.12              75,550       6.8           $2.12              75,550      $2.12
               $4.40               5,500       4.5           $4.40               5,500      $4.40
               $7.00              75,000       7.5           $7.00              75,000      $7.00
              $11.97              60,000       3.3          $11.97              60,000     $11.97
              $14.25              89,000       8.4          $14.25              54,667     $14.25
               $8.63              10,000       8.7           $8.63               6,667      $8.63
               $8.11             100,000       1.9           $8.11             100,000      $8.11
               $8.51              60,000       4.0           $8.51              60,000      $8.51
               $8.26              30,000       9.3           $8.26              20,000      $8.26
               $3.99           1,244,092       9.4           $3.99             444,050      $3.99
               $4.02              15,000       9.6           $4.02              15,000      $4.02
               $3.93              50,000       9.7           $3.93              16,500      $3.93
               $5.10              15,000       9.9           $5.10              15,000      $5.10
               $6.75             309,500      10.0           $6.75                   -      $6.75
               $7.50           5,188,913       0.8           $7.50           5,188,913      $7.50
                               ---------                                     ---------
                               7,786,371       2.9           $6.63           6,595,663      $6.92
                               =========       ===           =====           =========      =====

NOTE M. INCOME TAXES

         The Company and all of its subsidiaries file a consolidated  income tax return. At December 31, 2005 and 2004, the estimated  Company's  deferred income tax assets and liability were comprised of the following:

                                                           2005         2004
          Deferred tax assets:                              (in thousands)
Net operating loss carry forwards                           $36,401     $30,909
Stock - based compensation                                    5,415       3,264
Allowance for doubtful accounts - Litigation Trust              404         202
Contributions                                                    66          39
                                                        ------------------------
                                                             42,286      34,414
          Deferred tax liabilities:
Depreciation                                                   (490)       (170)
          Net deferred tax assets                            41,796      34,245
Valuation allowance                                         (41,796)    (34,245)
                                                        ------------------------
          Deferred tax assets, net                           $ ----      $ ----
                                                        ========================

The  following  is a  reconciliation  of the federal  statutory  tax rate to our effective tax rate:

                                                     Year ended December 31,
                                                    2005       2004       2003
                                                    ----       ----       ----
Tax provision at federal statutory tax rate         35.0%      35.0%      34.0%
State income taxes, net                              5.0%       5.0%       6.0%
Change in valuation allowance                      (40.8)%    (40.0)%    (40.0)%
Non-includable (income) expenses                     0.8%       0.0%       0.0%
                                                     ----       ----       ----
Effective tax rate                                   0.0%       0.0%       0.0%
                                                     ====       ====       ====

         The Company's merger with CDL limited the Company's  ability to use its current net operating loss carry  forwards,  potentially  increasing  future tax liability.  As of December 31, 2005,  the Company had net  operating  loss carry forwards of  approximately  $91 million that expire  between 2008 and 2025.  The merger of the  Company's  operations  with CDL,  however,  will not  permit  the
Company to use the entire amount of the net  operating  losses due to the change in  control  of the  Company.  A  limited  amount  of  the  net  operating  loss carry-forward  may be applied in future  years  based upon the change of control and existing income tax laws.

NOTE N. COMMITMENTS AND CONTINGENCIES

         CASINO DEVELOPMENT.  We are committed to provide development assistance in connection  with the  establishment  and initial  operations of tribal gaming authorities  for New York State gaming  operations for the Cayuga Nation and the
Mohawks. We are also committed to incur costs associated with the development of casino resorts with the Cayuga Nation and the Mohawks.

         LEGAL PROCEEDINGS. The Monticello Harness Horsemen's Association,  Inc.
("Horsemen",  "Horsemen's Association") has brought multiple actions against our subsidiary, Monticello Raceway Management, Inc.

         Monticello  Harness   Horsemen's   Association  v.  Monticello  Raceway
Management State of New York, Supreme Court, Sullivan County Index No.: 1750/03:
This is an action  brought by the Horsemen's  Association of Monticello  Raceway
against Monticello Raceway  Management,  Inc. The claim is that the barn area at
Monticello  Raceway has been reduced in size and there are less available stalls for Horsemen at the track in prior years.  An  additional  claim is that some of the Horsemen who are no longer  eligible for stall use due to  consolidation  of the barn area were  discriminated  against by reason of their  membership in the
Horsemen's  Association.  The  action  was  commenced  July  31,  2003,  and the plaintiff  obtained  a  temporary  restraining  order upon  commencement  of the action.  The temporary  restraining order was dismissed and an injunction denied to the Horsemen  after a hearing which was held the following  week and the case had not been pursued further by the plaintiff, although it is still pending. The consolidation of the barn area at Monticello Raceway was completed.

         Monticello  Harness   Horsemen's   Association  v.  Monticello  Raceway
Management Index Numbers:  1765/03 and 2624/03 Supreme Court, State of New York,
Sullivan  County.  These are  consolidated  actions  brought  by the  Horsemen's
Association  seeking  damages  for  alleged  underpayment  of purses  due to the
Horsemen from various  raceway  revenue  sources.  These actions were  commenced respectively  on September  30, 2003 and  December  12,  2003.  The actions were consolidated by order of the Sullivan County Supreme Court in November 2004. One
case alleges  that  certain  monies  designated  by contract for the  Horsemen's overnight  purses  were  used to fund a  special  racing  series  at  Monticello
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

         Another Horsemen's  Association  lawsuit was commenced in December 2005 entitled  Monticello  Harness  Horsemen's  Association  vs.  Monticello  Raceway
Management,  Inc.  Though this action has been filed,  a copy of the summons and complaint has not yet been served upon Monticello  Raceway  Management,  Inc. In this action the Horsemen claim that a prior written contract between  Monticello
Raceway Management, Inc. and the Horsemen's Association,  which written contract terminated in June 2004, is still in force and effect by reason of the course of dealing of the parties.  The claim is for payment to the Horsemen's  Association of certain monies from the purse account held by Monticello Raceway  Management,
Inc. for Horsemens' purses at Monticello Raceway and for a payment of $20,000.00 per month by Monticello Raceway Management,  Inc. to the Horsemen's  Association
for reimbursement of insurance  expenses,  which $20,000.00 a month was provided for in the prior written contract. The monetary claim is $20,000.00 a month from
August  2005 and  continuing  to date.  At  present,  the amount of the claim is
$160,000.00.

         On June 15, 2005, various Article 78 proceedings were commenced by four regional New York State regional  off-track  betting  corporations  (the "OTBs")
against the New York State Racing and  Wagering  Board,  Monticello  Raceway and
Yonkers  Raceway  seeking  the  return to the OTBs of  various  racing  revenues previously  paid by the OTBs to  Monticello  Raceway and Yonkers  Raceway,  more commonly  known in the  industry  as "dark  day  monies"  and  out-of-state  OTB commissions. All of the petitions have been consolidated into one proceeding now pending in the New York State  Supreme  Court  Albany  County.  The  matters are almost fully  submitted to the assigned  Justice and we are awaiting a decision.
The  approximate  amount  of  reimbursement  which  the  OTBs are  seeking  from
Monticello  Raceway,  as  prosecuted,  is $2.5  million  together  with  ongoing payments  which the OTBs are making to  Monticello  Raceway as per the direction and rulings of the New York State Racing and Wagering Board.

         In the opinion of management,  the resolution of the actions  described above  will not have a material  adverse  effect on our  consolidated  financial position, results of operations or cash flows.

         We are a party from time to time to various  other legal  actions  that arise in the  normal  course of  business.  In the  opinion of  management,  the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

         LITIGATION  TRUST. On January 12, 2004, in order to better focus on the development  of a VGM  facility at the Raceway  and  current  business  and as a condition  to the  consolidation  transaction  with CDL,  all  interests  of the plaintiffs,  including  any interest of the Empire,  with respect to  litigation against Caesars Entertainment,  Inc were transferred to a liquidating Litigation
Trust.  The Company agreed to provide the  Litigation  Trust with a $2.5 million line of credit.  For each of the years ended December 31, 2005 and 2004, we made advances  to the  Trust  of  $505,000  under  the  line  of  credit.  Due to the unpredictable  nature of the litigation we provided for a valuation allowance of
$505,000  in each of those  years  against the  receivable  from the  Litigation
Trust.

NOTE O. SUBSEQUENT EVENTS

         On March 8, 2006,  our Board of  Directors  authorized  the issuance of
23,103  shares of our  common  stock in  payment  of  dividends  on our Series B
Preferred Stock for 2005.

         On March 20, 2006, we submitted a proposed form of amended and restated
gaming  facility   management   agreement  (the  "Gaming   Facility   Management
Agreement")  and  collateral  agreements  to the NIGC for review and approval or disapproval.  Until  approved by the Chairman of the NIGC,  the gaming  facility management agreement is not in force. Neither the St. Regis Mohawk Tribe nor the
Authority has approved the Gaming Facility Management Agreement.  We expect, but cannot  guarantee,  that the St.  Regis  Mohawk  Tribe will  approve  the Gaming
Facility Management Agreement.

         On March  22,2005 we took the actions  necessary to record the mortgage on the 232 acres at the  Raceway  as  security  for the  holders  of our  Senior
Convertible Notes (Note G).

NOTE P. UNAUDITED QUARTERLY DATA (IN THOUSANDS)

                                    First          Second            Third            Fourth
                                   Quarter         Quarter          Quarter           Quarter
                                ------------    -----------       -----------       ------------
2005
Net revenue                     $    16,646     $   23,200        $   25,648        $    21,270
Net loss                             (2,858)        (2,758)           (1,194)           (11,717)
Net loss applicable to               (3,246)        (3,146)           (1,582)           (12,104)
  common shares
Net loss per common share,            (0.12)         (0.12)            (0.06)             (.046)
  basic and diluted

2004
Total revenue                   $     2,511     $    2,654        $   21,856        $    17,985
Net loss                             (3,653)        (4,626)           (1,533)            (2,933)
Net loss applicable to
  common shares                      (4,031)        (5,014)           (1,921)            (3,319)
Net loss per common share,
  basic and diluted                   (0.18)         (0.19)            (0.07)             (0.13)

2003
Total revenue                         2,282          2,550             2,641              2,267
Net loss                               (531)          (845)             (147)            (5,001)
Net loss applicable to
  common shares                        (531)          (845)             (147)            (5,001)
Net loss per common share,
  basic and diluted              $     (.03)    $     (.05)       $     (.01)        $     (.27)

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A.       CONTROLS AND PROCEDURES.

  (a) Evaluation of disclosure controls and procedures.

         We maintain  disclosure  controls  and  procedures  (as defined in Rule
13a-15(e)  promulgated  under the Security Exchange Act of 1934, as amended (the
"Exchange  Act")) that are  designed to ensure  that  information  that would be required  to be  disclosed  in  Exchange  Act  reports is  recorded,  processed, summarized  and  reported  within the time  periods  specified  in the  Security
Exchange  Commission's rules and forms, and that such information is accumulated and  communicated  to our  management,  including the Chief  Executive  Officer,
President  and  Chief  Operating  Officer  and  Chief  Financial   Officer,   as
appropriate, to allow timely decisions regarding required disclosure.

         As of  December  31,  2005,  we carried  out an  evaluation,  under the supervision and with the  participation  of our management,  including the Chief
Executive  Officer,  President,  Chief  Operating  Officer  and Chief  Financial
Officer,  of the  effectiveness  of the design and  operation of our  disclosure controls and procedures.  Based on the foregoing,  our Chief Executive  Officer,
President,  Chief Operating  Officer and Chief Financial  Officer concluded that our  disclosure  controls  and  procedures  were  effective as of the end of the period covered by this annual report.

  (b) Section 404 compliance project.

         Beginning  with the year ending  December 31, 2007,  Section 404 of the
Sarbanes-Oxley Act of 2002 will require us to include management's report on our internal control over financial reporting in our Annual Report on Form 10-K. The
internal   control   report  must  contain  (1)  a  statement  of   management's
responsibility  for establishing and maintaining  adequate internal control over our financial  reporting,  (2) a statement  identifying  the  framework  used by management  to conduct  the  required  evaluation  of the  effectiveness  of our internal control over financial  reporting,  (3) management's  assessment of the effectiveness of our internal control over financial  reporting as of the end of our most recent  fiscal  year,  including  a statement  as to whether or not our internal control over financial reporting is effective, and (4) a statement that our  registered  independent  public  accounting  firm has issued an attestation report  on  management's  assessment  of our  internal  control  over  financial reporting.

         In order to achieve  compliance  with Section 404 within the prescribed period,  management has commenced a Section 404  compliance  project under which management has engaged outside  consultants and adopted a detailed  project work plan to assess the adequacy of our internal  control over  financial  reporting, remediate any control  deficiencies  that may be  identified,  validate  through testing that controls are  functioning  as documented and implement a continuous reporting and improvement process for internal control over financial reporting.
Except as described above,  during the fourth quarter of fiscal year 2005, there have been no changes in our internal control over financial  reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  (c) Inherent limitations of the effectiveness of internal control.

         A control  system,  no matter  how well  conceived  and  operated,  can provide only  reasonable,  not absolute,  assurance  that the  objectives of the internal  control  system are met.  Because of the inherent  limitations  of any internal  control  system,  no  evaluation  of  controls  can  provide  absolute assurance that all control issues, if any, within a company have been detected.

ITEM 9B.       OTHER INFORMATION.

         None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         Our directors and executive officers are as follows:

NAME                             AGE     POSITION
----                             ---     --------
John Sharpe                       63     Chairman of the Board(1)
David P. Hanlon                   61     Chief Executive Officer, President
                                         and Director(2)
Paul A. deBary                    59     Director(1)
Joseph E. Bernstein               56     Director(3)
Ralph J. Bernstein                47     Director(1)
Robert H. Friedman                52     Director(2)
Frank Catania                     64     Director(3)
Ronald J. Radcliffe               62     Chief Financial Officer
Thomas W. Aro                     62     Chief Operating Officer
Hilda Manuel                      54     Senior V. P. for Native American Affairs
                                         and Chief Compliance Officer
-------------

1       Class I Director
2       Class II Director
3       Class III Director

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

         JOHN  SHARPE.  John  Sharpe,  63,  is  our  Chairman  of the  Board  of
Directors.  Most  recently,  Mr. Sharpe served as President and Chief  Operating
Officer of Four Seasons Hotels & Resorts, from which he retired in 1999 after 23 years of  service.  During  his  tenure at Four  Seasons,  the  world's  largest operator of luxury  hotels,  Mr. Sharpe  directed  worldwide  hotel  operations, marketing  and  human  resources,  and  helped  create  Four  Seasons'  renowned reputation  for the  highest  level  of  service  in the  worldwide  hospitality industry.  In 1999, Mr. Sharpe was bestowed with the "Corporate  Hotelier of the
World"  award by Hotels  Magazine,  Inc.  Mr.  Sharpe also  received the "Silver
Plate" award from the  International  Food  Manufacturers  Association,  and the
"Gold Award" from the Ontario  Hostelry  Institute.  Mr. Sharpe graduated with a
B.S. in hotel  administration from Cornell University and is currently a trustee of the  Culinary  Institute  of  America,  and a member and former  chair of the
Industry Advisory Council at the Cornell Hotel School. Mr. Sharpe also serves on the board of Fairmont Hotels & Resorts,  Toronto,  Canada. Mr. Sharpe previously served  as  executive-in-residence,  School  of  Hotel  Administration,  Cornell
University; chair, board of governors, Ryerson Polytechnic University,  Toronto,
Canada, and co-chair, American Hotel Foundation, Washington, D.C. Mr. Sharpe has
served as a director  since August 2003 and became  Chairman of the Board in May
2005.

         RALPH J. BERNSTEIN. Ralph J. Bernstein, 47, is a co-founder and general partner of Americas  Partners,  a real estate  development and investment  firm,
and,  since  1981  has  been  responsible  for  the   acquisition,   renovation,
development  and financing of several  million square feet of commercial  space.
Mr. Bernstein also serves as a director for Air Methods Corporation,  a publicly traded  company  that  provides  air medical  emergency  transport  services and systems  throughout the United States of America.  Mr. Bernstein received a B.A.
in economics  from the  University  of California  at Davis.  Mr.  Bernstein has
served as a director since August 2003.

         PAUL A. DEBARY. Paul A. deBary, 59, is a managing director at Marquette
deBary Co., Inc., a New York based broker-dealer, where he serves as a financial advisor for state and local government agencies, public and private corporations and non-profit organizations. Prior to assuming his current position, Mr. deBary was  a  managing  director  in  the  Public  Finance  Department  of  Prudential
Securities  from 1994 to 1997.  Mr. deBary was also a partner in the law firm of
Hawkins,  Delafield & Wood in New York from 1975 to 1994. Mr. deBary received an
AB in 1968, and an M.B.A. and J.D. in 1971 from Columbia University.  Mr. deBary is a member of the American Bar Association, the New York State Bar Association,
the Association of the Bar of the City of New York and the National  Association
of Bond  Lawyers.  Mr.  deBary  is also a member  of the  Board of  Managers  of
Teleoptic Digital Imaging,  LLC, and serves as a director of several  non-profit organizations,  including New Neighborhoods,  Inc., AA Alumni Foundation and the
Society of Columbia  Graduates.  Mr. deBary has served as a director since March
2002.

         DAVID P. HANLON.  David P. Hanlon, 61, is currently our Company's Chief
Executive  Officer  and  President  and a member of the Board of  Directors.  He previously  served as Vice  Chairman of the Board and has been a director  since
2003. Prior to starting his own gaming consulting  business in 2000, in which he advised a number of Indian and  international  gaming  ventures,  Mr. Hanlon was
President  and  Chief  Operating  Officer  of Rio  Suites  Hotel &  Casino  from
1996-1999,  a period in which the Rio Suites  Hotel & Casino  underwent  a major expansion.  From  1994-1995,  Mr. Hanlon served as President and Chief Executive
Officer of International  Game Technology,  the world's leading  manufacturer of microprocessor gaming machines.  From 1988-1993,  Mr. Hanlon served as President and Chief Executive Officer of Merv Griffin's Resorts  International,  and prior to that,  Mr.  Hanlon served as President of Harrah's  Atlantic  City  (Harrah's
Marina  and Trump  Plaza).  Mr.  Hanlon's  education  includes  a B.S.  in Hotel
Administration  from Cornell  University,  an M.S. in Accounting,  an M.B.A.  in
Finance from the Wharton School,  University of  Pennsylvania,  and he completed the Advanced Management Program at the Harvard Business School.

         ROBERT H. FRIEDMAN. Robert H. Friedman, 52, has served as our Secretary since May 2004.  Mr.  Friedman  has been a partner  with Olshan  Grundman  Frome
Rosenzweig & Wolosky LLP, a New York City law firm,  since August 1992. Prior to that  time and since  September  1983 he was  associated  with  Cahill  Gordon &
Reindel,  also a New York City law firm. Mr.  Friedman  specializes in corporate and securities law matters. Mr. Friedman received his B.A. and J.D. degrees from
Rutgers University,  and has been on the faculty of the Practicing Law Institute since August 2000. Mr. Friedman became a director in July 2005.

         JOSEPH E. BERNSTEIN.  Joseph E. Bernstein,  56, started his career as a corporate  tax  attorney  on Wall  Street at Cahill  Gordon & Reindel  and as an
international  tax  attorney  at  Rosenman  & Colin.  He later  started  his own international tax practice. Since the early 1980s, Mr. Bernstein (along with his brother Ralph, and their partner, Morad Tahbaz, through Americas Tower Partners)
has been involved in the  development of three million square feet of commercial property in Manhattan,  including  Americas Tower, a 50-story office building on
Avenue  of the  Americas  and  46th  Street  in New  York  City,  serving  as US headquarters to Israel's  largest bank, Bank Hapoalim.  Mr. Bernstein has served as a director since August 2003.

         FRANK  CATANIA.  Frank  Catania,  64, has been a  principal  at Catania
Consulting  Group and a lawyer at Catania & Associates since January 1999. Prior to this,  he was the  assistant  attorney  general and  director of New Jersey's
Division of Gaming  Enforcement,  a position he took in 1994.  Mr. Catania was a managing  partner at the law offices of Catania & Harrington  up until that time and was engaged in all  aspects of civil and  criminal  litigation,  real estate transactions,  and corporate  representation.  He was also elected and served as the  assemblyman  for New Jersey's 35th  Legislative  District from 1990 through
1994. Mr. Catania is currently a member of the  International  Masters of Gaming
Law  association  and was chairman of the  International  Association  of Gaming
Regulators from 1998 to 1999. He has a J.D. from Seton Hall University School of
Law and a B.A. from Rutgers  College.  Mr. Catania became a director in November
2005.

         RONALD J. RADCLIFFE.  Ronald J.  Radcliffe,  62, joined us as our Chief
Financial  Officer in May 2005.  Mr.  Radcliffe was previously  Chief  Financial
Officer,  Treasurer  and Vice  President of the Rio Suites Hotel & Casino in Las

Vegas from  1996-2000,  where he negotiated  the sale of the company to Harrah's
Entertainment, Inc. He was also the lead company representative in the company's
$125 million  secondary  public offering,  negotiating a $300 million  revolving line of credit,  and a public offering of $125 million in subordinated  debt. In
2001, Mr. Radcliffe started a gaming  consultancy  business,  and in 2002 became
Chief  Financial  Officer,  Treasurer,  Vice  President  and  Principal of Siren
Gaming,  LLC, a management company for an Indian casino.  From 1993 to 1995, Mr.
Radcliffe was Chief  Financial  Officer,  Treasurer and Vice President of Mikohn
Gaming  Corporation,  Las  Vegas,  NV.  Prior  to this,  he was  Vice  Chairman,
President,  Chief  Operating  Officer  and Chief  Financial  Officer  for Sahara
Resorts,  Las Vegas,  NV. Mr. Radcliffe is a licensed C.P.A. and received a B.S.
in business administration in 1968 from the University of Nevada.

         THOMAS W. ARO.  Thomas W. Aro, 62, is our Chief  Operating  Officer and
was a member of our Board of Directors  from 1994 through July 2003. Mr. Aro was also our Executive Vice President  since our formation in 1993 through  November
11,  2003 and served as our  Secretary  from 1998  until May 2004.  Mr. Aro also serves as our Chief Operating Officer of our gaming subsidiaries and has over 30 years  experience in the hospitality and gaming  industries.  Mr. Aro received a
B.S. from the University of Arizona and is a licensed C.P.A.

         HILDA  MANUEL.  Hilda A.  Manuel,  54,  joined us in March  2005 as our
Senior Vice President for Native American Affairs and Chief Compliance  Officer.
From February 2003 through  December  2004,  Ms. Manuel served as deputy general counsel  for the Gila  River  Indian  Community,  where she  supervised  general employees and  attorneys  with respect to civil and criminal  matters.  From May
2000 through March 2002, Ms. Manuel served as special counsel to the law firm of
Steptoe & Johnson,  LLP,  where she  oversaw  business  development  with Indian tribes and Indian organizations,  along with supervising the management of cases for Indian  clients.  From October 1994 through April 2000, Ms. Manuel served as the Deputy Commissioner of the BIA for the U.S.  Department of the Interior.  As
Deputy  Commissioner,  Ms. Manuel was responsible for the overall  management of the BIA,  including the  maintenance of  government-to-government  relationships with Indian tribes,  protecting  trust  resources and the trust assets of Indian
tribes,   the  fiscal   administration   and  expenditure  of  $2.8  billion  in
appropriated funds and the supervision of 12 regional offices, 83 tribe-agencies and over 13,000  employees.  From  February  1992 through May 1994,  Ms.  Manuel served as Staff  Director for the Indian  Gaming  Management  Office of the BIA,
where she was responsible for implementing the responsibilities of the Secretary of the  Interior  under the Indian  Gaming  Regulatory  Act of 1988,  along with supervising  acts  related  to the  approval  of Class III  gaming  tribal-state compacts, fee to trust land acquisitions for gaming purposes, revenue allocation
plans,   including  per  capita  distributions  of  gaming  revenues,   and  the
development of policy  guidelines and directives on gaming related issues within the authority of the Secretary of the Interior.  Finally,  from May 1991 through
February 1992, Ms. Manuel served as Division Chief for Tribal Government Affairs for the BIA and from February 1990 through July 1991,  Ms. Manuel was a Judicial
Services Specialist for the BIA.

         Ralph J. Bernstein and Joseph E. Bernstein are brothers.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

         We maintain a separately  designated  audit  committee  established  in accordance with Section  3(a)(58)(A) of the Securities  Exchange Act of 1934, as
amended.  The members of our audit  committee are Paul A. deBary,  Frank Catania and John Sharpe. Mr. deBary is its chairman.  Each member of the audit committee is  independent,  within the meaning of the National  Association  of Securities
Dealers' listing standards.  In addition,  each audit committee member satisfies the audit committee  independence standards under the Securities Exchange Act of
1934, as amended.

         Our board of  directors  believes  that Mr.  Paul A. deBary is an audit committee financial expert, as such term is defined in Item 401(h) of Regulation
S-K.

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
Executive officers, directors and greater than ten percent beneficial owners are required by Securities  and Exchange  Commission  regulations to furnish us with copies of all Section  16(a) forms they file.  Based upon a review of the copies of such forms  furnished to us and written  representations  from our  executive officers and directors,  we believe that during the year ended December 31, 2005 there were no  delinquent  filers except as follows:  David J. Matheson  filed a
late  Form  4  for  a  transaction   that  occurred  on  January  7,  2005  (one
transaction);  David P.  Hanlon  filed a late  Form 4 for one  transaction  that occurred on January 7, 2005 (one  transaction);  Ralph J. Bernstein filed a late
Form 4 for a  transaction  that  occurred on January 7, 2005 (one  transaction);
Joseph E.  Bernstein  filed a late Form 4 for a  transaction  that  occurred  on
January 7, 2005 (one  transaction);  Robert A. Berman  filed a late Form 4 for a transaction  that  occurred on March 7, 2005 (two  transactions);  Hilda  Manuel filed a Form 5 on February 9, 2006 on which she  reported an option grant to her on December 16, 2005 that was not timely reported on a Form 4 (one transaction);
and Thomas W. Aro filed a Form 5 on  February  13,  2006 in which he reported an option grant to him on December 16, 2005 that was not timely  reported on a Form
4 (one transaction).

ITEM 11.          EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The  following  table  sets  forth  all   information   concerning  the
compensation  received,  for each of the last three years, for services rendered to us by David P. Hanlon,  our chief executive  officer,  Robert A. Berman,  our former  chief  executive  officer,  and  each  of our  four  other  most  highly compensated  executive  officers  during the year ended  December 31, 2005 whose total compensation in 2005 exceeded $100,000.

                                                                                          Securities
Name and                                                              Other Annual        Underlying          All Other
Principal Position                Year        Salary       Bonus      Compensation          Options         Compensation
-----------------------------    --------    ----------   ---------  ----------------    --------------    ----------------

David P. Hanlon                   2005(2)    $ 298,077         --          (1)            1,054,092        $  343,691
Chief Executive Officer and
President

Robert A. Berman                  2005(3)    $  97,846         --          (1)                --                --
Former Chief Executive            2004         282,000         --          (1)                --                --
Officer
                                  2003         300,000         --          (1)              298,189             --

Ronald J. Radcliffe               2005(4)    $ 163,942    $  25,000        (1)              150,000             --
Chief Financial Officer                                        --
                                                               --
Thomas W. Aro                     2005       $ 183,550    $  12,500        (1)               30,000             --
Chief Operating Officer           2004         229,000         --          (1)               50,000             --
                                  2003         210,000         --          (1)               50,000             --

Hilda Manuel                      2005(5)    $ 115,385    $  7,500         (1)               38,500             --
Sr. VP for Native American
Affairs and Chief
Compliance Officer

                                       78

-------------

(1)  We concluded that the aggregate  amount of  perquisites  and other personal benefits,  if any,  paid did not exceed the lesser of 10% of the  officer's total  annual  salary and bonus for this fiscal  year or  $50,000;  so that amount is not included in the table.

(2)  Mr.  Hanlon was hired as our Chief  Executive  Officer and President on May
     23, 2005 at an annual base salary of $500,000.

(3)  Mr. Berman resigned as our Chief Executive Officer on May 23, 2005.

(4)  Mr.  Radcliffe was hired as our Chief Financial  Officer on May 23, 2005 at an annual base salary of $275,000.

(5)  Ms.  Manuel  was hired as our Senior  Vice  President  for Native  American
     Affairs  and Chief  Compliance  Officer on March 21, 2005 at an annual base salary of $150,000.

OPTION GRANTS TABLE FOR FISCAL 2005

         The following table contains information  concerning the grant of stock options to our executive  officers during the fiscal year. No stock appreciation rights were granted during the year.

                           Number of
                          Securities          Percent of Total
                          Underlying        Options/SARs Granted       Exercise Or
                         Options/SARs      to Employees in Fiscal       Base Price
Name                      Granted (#)               Year                  ($/Sh)           Expiration Date
--------------------  -----------------    ------------------------    -------------    ----------------------

David P. Hanlon            10,000/--                0.6%                 $8.51         January 6, 2010
David P. Hanlon          1,044,092/--               64%                  $3.99         May 22, 2015
Ronald J. Radcliffe       150,000/--                 9%                  $3.99         May 22, 2015
Thomas W. Aro              30,000/--                1.8%                 $6.75         December 15, 2015
Hilda Manuel               30,000/--                1.8%                 $8.26         March 17, 2015
Hilda Manuel               8,500/--                 0.5%                 $6.75         December 15, 2015

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following  table sets forth  information  regarding the exercise of stock options  during the last fiscal year by the named  officers in the Summary
Compensation Table above and the fiscal year-end value of unexercised options.

                              Shares                          Number of Securities           Value Of Unexercised
                             Acquired                        Underlying Unexercised        In-The-Money Options/SARs
                                on             Value         Options/SARs At FY-End            At FY-End ($) (1)
                             Exercise        Realized           (#) Exercisable/           Exercisable/Unexercisable
Name                            (#)             ($)              Unexercisable                  (in thousands)
------------------------    ------------    ------------    -------------------------     ----------------------------

David P. Hanlon                 --              --              420,530/696,062                 $1,187 / $2,374
Robert A. Berman                --              --                 281,689/--                  $1,487 / --------
Ronald J. Radcliffe             --              --               50,000/100,000                   $171 / $341
Hilda Manuel                    --              --               28,500/10,000                 ------- /--------
Thomas W. Aro                   --              --                 123,500/--                   $237 / --------
-------------

(1)  Assumes a fair  market  value for our common  stock of $7.40,  the  closing market  price per share of our common stock as reported by the Nasdaq Small
     Cap Market on December 30, 2005.

EMPLOYMENT AGREEMENTS

         On May 23, 2005, we entered into an employment  agreement with David P.
Hanlon which sets forth terms and provisions  governing Mr. Hanlon's  employment as our Chief  Executive  Officer and President.  This agreement  provides for an initial term of three years at an annual base salary of  $500,000.  In addition,
Mr. Hanlon is entitled to  participate  in any annual bonus plan or equity based incentive  programs  maintained by us for our senior  executives.  In connection with  his  employment,  Mr.  Hanlon  received  an  option  grant  of  a  10-year non-qualified  stock  option to purchase  1,044,092  shares of our common  stock pursuant to the 2005 Equity Incentive Plan, subject to stockholder  approval, at an exercise  price per share of $3.99,  vesting 33% 90 days  following the grant date,  33%  on the  first  anniversary  of  the  grant  and  34%  on the  second anniversary  of the grant,  which  approval was received on August 17, 2005.  We also granted Mr. Hanlon 261,023 restricted  shares,  pursuant to our 2005 Equity
Incentive Plan,  vesting 33% on the grant date, 33% on the first  anniversary of grant,  and 34% on the second  anniversary  of the  grant.  We agreed to provide certain  benefits to Mr.  Hanlon,  including  maintaining a term life  insurance policy on the life of Mr. Hanlon in the amount of $2,000,000  and  reimbursement for relocation expenses and expenses for temporary housing. In the event that we terminate  Mr.  Hanlon's  employment  with  Cause (as  defined  in Mr.  Hanlon's employment  agreement) or Mr. Hanlon resigns  without Good Reason (as defined in
Mr. Hanlon's  employment  agreement),  our obligations are limited  generally to paying Mr.  Hanlon his base salary  through the  termination  date. In the event that we terminate Mr.  Hanlon's  employment  without Cause or Mr. Hanlon resigns with Good Reason,  we are  generally  obligated to continue to pay Mr.  Hanlon's compensation for the remainder of the term of Mr. Hanlon's employment  agreement and accelerate  the vesting of the options and restricted  shares granted at the commencement of this agreement.  If Mr. Hanlon  terminates his employment within one year following a Change of Control (as such term is defined in Mr.  Hanlon's employment agreement), we shall pay such cash compensation in a lump sum.

         On May 23, 2005, we entered into an employment agreement with Ronald J.
Radcliffe  which sets  forth  terms and  provisions  governing  Mr.  Radcliffe's employment  as our Chief  Financial  Officer.  This  agreement  provides  for an initial term of three years at an annual base salary of  $275,000.  In addition,
Mr.  Radcliffe  is entitled to  participate  in any annual  bonus plan or equity based  incentive  programs  maintained  by us  for  our  senior  executives.  In connection  with his  employment,  Mr.  Radcliffe  received an option grant of a
10-year  non-qualified  stock  option to purchase  150,000  shares of our common stock  pursuant  to our 2005  Equity  Incentive  Plan,  subject  to  stockholder approval, at an exercise price per share of $3.99, vesting 33% 90 days following the grant date, 33% on the first  anniversary of the grant and 34% on the second anniversary of the grant, which approval was obtained on August 17, 2005. In the event that we terminate Mr. Radcliffe's employment with Cause (as defined in the
Mr.  Radcliffe's  employment  agreement) or Mr.  Radcliffe  resigns without Good
Reason (as defined in the Mr. Radcliffe's employment agreement), our obligations are  limited  generally  to paying Mr.  Radcliffe  his base  salary  through the termination  date.  In the event that we terminate  Mr.  Radcliffe's  employment without  Cause or Mr.  Radcliffe  resigns  with Good  Reason,  we are  generally obligated to continue to pay Mr.  Radcliffe's  compensation  for a period of six months following such termination.

COMPENSATION OF DIRECTORS

         CASH COMPENSATION

         In 2005, each  non-employee  member of our board of directors  receives
$20,000 per year and $1,000 per meeting. Directors that also serve on committees of the board of directors, other than the audit committee, receive an additional
$1,000 per committee  meeting for  non-employee  members,  with the  chairperson receiving  $2,500  per  meeting.  With  respect  to  the  audit  committee,  its non-employee  chairperson  received an additional annual payment of $10,000, and each audit  committee  member  (including the  chairperson)  received $2,500 per audit committee meeting.

         STOCK COMPENSATION

         Each non-employee  member of our board of directors  receives an annual grant of 10,000  stock  options at the common  stock's  then current fair market value.  All stock options  granted to the members of our board of directors vest immediately.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
               RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The  following  table sets forth certain  information  known to us with respect to the beneficial ownership of our common stock as of March 29, 2006, by
(1) all persons who are beneficial owners of 5% or more of our voting securities stock,  (2) each director,  (3) the named  officers in the Summary  Compensation
Table above, and (4) all directors and executive officers as a group.

         The information  regarding beneficial ownership of our common stock has been  presented  in  accordance  with the rules of the  Securities  and Exchange
Commission.  Under these rules, a person may be deemed to  beneficially  own any shares of capital stock as to which such person, directly or indirectly,  has or shares voting power or investment  power,  and to beneficially own any shares of our  capital  stock as to which such  person has the right to acquire  voting or investment  power  within 60 days  through the  exercise of any stock  option or other right.  The  percentage of  beneficial  ownership as to any person as of a particular  date  is  calculated  by  dividing  (a)  (i) the  number  of  shares beneficially  owned by such  person  plus (ii) the  number of shares as to which such person has the right to acquire  voting or investment  power within 60 days by (b) the total number of shares  outstanding as of such date,  plus any shares that such  person  has the right to  acquire  from us within 60 days.  Including those shares in the tables does not,  however,  constitute an admission that the named  stockholder  is a direct or indirect  beneficial  owner of those  shares.
Unless  otherwise  indicated,  each person or entity named in the table has sole voting  power and  investment  power (or shares  that  power with that  person's spouse)  with  respect to all shares of  capital  stock  listed as owned by that person or entity.

                                                                   Series B Preferred
Name and Address of                     Common Stock               Stock Beneficially        Series E Preferred Stock
Beneficial Owner(1)                  Beneficially Owned                   Owned                 Beneficially Owned
------------------------------    --------------------------     ------------------------    --------------------------
                                     Shares     Percentage         Shares    Percentage        Shares      Percentage
                                     ------     ----------         ------    ----------        ------      ----------
Thomas W. Aro                       127,700(2)       *               --          --              --            --

Paul A. deBary                      208,508(3)       *               --          --              --            --

John Sharpe                          97,000(4)       *               --          --              --            --

David P. Hanlon                     933,876(5)      3.42%            --          --              --            --

Joseph E. Bernstein               2,076,143(6)      7.87%            --          --              --            --

Ralph J. Bernstein                2,266,243(7)      8.59%            --          --              --            --

Robert H. Friedman                   25,000(8)       *               --          --              --            --

Frank Catania                        25,000(9)       *               --          --              --            --

Ronald J. Radcliffe                  99,000(10)      *               --          --              --            --

Hilda Manuel                         28,500(11)      *               --          --              --            --

Concord Associates, L.P.          5,188,913(12)    16.45%            --          --              --            --

Directors and Officers as a       5,886,970        21.17%            --          --              --            --
Group

Patricia Cohen                         --           --             44,258       100%             --            --
8306 Tibet Butler Drive
Windmere, FL 34786

Bryanston Group, Inc.                  --           --               --          --          1,551,213        89.6%
2424 Route 52
Hopewell Junction, NY 12533

Stanley Tollman                        --           --               --          --            152,817         8.8%
c/o Bryanston Group, Inc.
2424 Route 52
Hopewell Junction, NY 12533

---------------
* less than 1%

(1)  Unless otherwise indicated, the address of each stockholder,  director, and executive  officer  listed above is Empire  Resorts,  Inc.,  c/o Monticello
     Raceway, Route 17B, P.O. Box 5013, Monticello, New York, 12701.

(2)  Includes  4,200 shares of common stock owned  directly by Thomas W. Aro and options that are currently exercisable into 123,500 shares of common stock.

(3)  Includes  165,913  shares of common  stock owned  directly by Paul  deBary,
     12,595 shares of common stock held in an individual  retirement account for
     Mr. deBary's benefit and options that are currently exercisable into 30,000 shares of common stock.

(4)  Includes  2,000  shares of common  stock owned  directly by John Sharpe and options that are currently exercisable into 95,000 shares of common stock.

(5)  Consists of 86,138  shares of restricted  stock that are currently  vested,
     86,138 shares of restricted stock which vest on May 23, 2006,  options that are currently  exercisable  into 417,050 shares of common stock and options that are exercisable into 344,550 shares of common stock which vest on May,
     23, 2006. Does not include 88,747 shares of restricted  stock which vest on
     May 23, 2007, and options that will be  exercisable  into 354,992 shares of common stock which become exercisable on May 23, 2007.

(6)  Includes  options  that are  currently  exercisable  into 45,000  shares of common  stock and  2,031,143  shares of common stock owned by the JB Trust, held in the name of  Joseph E.  Bernstein,  trustee  of the JB  Trust.  Mr.
     Bernstein disclaims beneficial ownership of the assets of the JB Trust.

(7)  Includes  2,221,243  shares  of common  stock  owned  directly  by Ralph J.
     Bernstein and options that are currently  exercisable into 45,000 shares of common stock.

(8)  Consists of options that are  currently  exercisable  into 25,000 shares of common stock.

(9)  Consists of options that are  currently  exercisable  into 25,000 shares of common stock.

(10) Consists of options that are  currently  exercisable  into 49,500 shares of common stock and options  that will be  exercisable  into 49,500  shares of common  stock  on May 23,  2006.  Does not  include  options  that  will be exercisable into 51,000 shares of common stock on May 23, 2007.

(11) Consists of options that are  currently  exercisable  into 28,500 shares of common stock. Does not include options that will be exercisable into 10,000 shares of common stock on March 11, 2006.

(12) Consists of options that are currently exercisable into 5,188,913 shares of common stock.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         We, Catskill  Development,  L.L.C.,  the Cayuga Nation of New York, the
Cayuga Catskill Gaming Authority,  Robert A. Berman,  our former chief executive officer, a former member of our board of directors and our former chairman,  and
Morad Tahbaz, Catskill Development,  L.L.C.'s president and our former president and a member of Catskill  Development  L.L.C.'s  board of directors and a former member of our board of directors, are parties to a letter agreement, dated as of
April 3,  2003,  as  amended,  pursuant  to which we agreed  to fund the  Cayuga
Catskill  Gaming  Authority's  purchase of those 29 acres of land subject to the
Land Purchase  Agreement between  Monticello  Raceway  Management,  Inc. and the
Cayuga  Nation of New York and the  development  costs of  building  a Class III gaming  enterprise  on such land.  Under the letter  agreement,  we awarded  the
Cayuga Nation of New York 300,000 shares of restricted common stock,  100,000 of which vested on April 11, 2003, 100,000 of which vested on October 11, 2003, and
100,000 of which vested on April 11, 2004. This letter  agreement was terminated pursuant to a letter agreement  entered into by and among, us, the Cayuga Nation of New York,  the  Cayuga  Catskill  Gaming  Authority  and  Monticello  Raceway
Management, Inc. dated December 19, 2005.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

         Our  principal  accountant  for the audit and  review of our annual and quarterly financial statements, respectively, during each of the past two fiscal years was Friedman LLP.  Moreover,  the  following  table shows the fees paid or accrued by us to Friedman LLP during this period.

TYPE OF SERVICE                       2005                       2004
---------------                       ----                       ----
Audit Fees (1)                    $  418,194                $  248,100
Audit-Related Fees (2)                83,486                   159,051
Tax Fees (3)                          77,068                    43,013
All Other Fees (4)                        --                    20,153
                            -----------------------    ------------------------
   TOTAL                        $  578,748                 $  470,317

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

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

                 Schedule II - Valuation and Qualifying Accounts

                      Empire Resorts, Inc and Subsidiaries
                        Valuation and Qualifying Accounts
                        December 31, 2005, 2004 and 2003
                                 (in thousands)

                                                                    Addition
                                                   Balance at      charged to         Other
                                                 beginning of       costs and       additions         Less        Balance at
Description                                           Year          Expenses       (Deductions)     Deductions   End of Year
-----------                                           ----          --------       ------------     ----------   -----------
YEAR ENDED DECEMBER 31, 2005
Allowance for advances to Litigation Trust            $ 505           $ 505           $ ---          $ ---         $ 1,010
Deferred tax asset valuation allowance             $ 34,245           $ ---         $ 7,551          $ ---        $ 41,796
YEAR ENDED DECEMBER 31, 2004
Allowance for advances to Litigation Trust            $ ---           $ 505           $ ---          $ ---           $ 505
Deferred tax asset valuation allowance             $ 26,800           $ ---         $ 7,445          $ ---        $ 34,245
YEAR ENDED DECEMBER 31, 2003
Allowance for advances to Litigation Trust            $ ---           $ ---           $ ---          $ ---           $ ---
Deferred tax asset valuation allowance             $ 33,578           $ ---        $ (6,778)         $ ---        $ 26,800

EXHIBITS

2.1     Letter Agreement,  dated November 12, 2004, by and among Empire Resorts,
        Inc., Concord Associates Limited Partnership and Sullivan Resorts,  LLC.
        (10)

2.2     Agreement  and Plan of  Merger  and  Contribution,  dated as of March 3,
        2005, by and among Empire Resorts, Inc., Empire Resorts Holdings,  Inc.,
        Empire Resorts Sub, Inc., Concord Associates  Limited  Partnership,  and
        Sullivan Resorts, LLC (filed without exhibits or schedules, all of which are available upon request, without cost) (14)

3.1     Certificate of Incorporation, dated March 19, 1993. (5)

3.2     Certificate of Amendment of Certificate of  Incorporation,  dated August
        15, 1993. (5)

3.3     Certificate of Amendment of Certificate of Incorporation, dated December
        18, 1996. (5)

3.4     Certificate  of  Amendment  of  Certificate  of   Incorporation,   dated
        September 22, 1999. (5)

3.5     Certificate of Amendment of the Certificate of Incorporation, dated June
        13, 2001. (5)

3.6     Certificate of Amendment to the Certificate of Incorporation,  dated May
        15, 2003. (5)

3.7     Certificate of Amendment to the  Certificate of  Incorporation,  January
        12, 2004. (5)

3.8     Second Amended and Restated By-Laws, as of Feb. 12, 2002. (5)

3.9     Amendment  No. 1 to the  Second  Amended  and  Restated  By-Laws,  dated
        November 11, 2003. (5)

4.1     Form of Common Stock Certificate. (2)

4.2     Certificate  of  Designations,   Preferences  and  Rights  of  Series  B
        Preferred Stock dated July 31, 1996. (5)

4.3     Certificate of  Designation  setting forth the  Preferences,  Rights and
        Limitations  of Series B Preferred  Stock and Series C Preferred  Stock,
        dated May 29, 1998. (5)

4.4     Certificate of Amendment to the Certificate of Designation setting forth the Preferences,  Rights and Limitations of Series B Preferred Stock and
        Series C Preferred Stock, dated June 13, 2001. (5)

4.5     Certificate of Designations  setting forth the  Preferences,  Rights and
        Limitations of Series D Preferred Stock, dated February 7, 2000. (13)

4.6     Certificate of the Designations,  Powers,  Preferences and Rights of the
        Series E Preferred Stock, dated December 10, 2002. (5)

4.7     Certificate  of Amendment of Certificate  of the  Designations,  Powers,
        Preferences  and  Other  Rights  and  Qualifications  of  the  Series  E
        Preferred Stock, dated January 12, 2004. (5)

4.8     Indenture dated as of July 26, 2004 among Empire Resorts, Inc., The Bank of New York and the Guarantors named therein. (9)

10.1    1998 Stock Option Plan. (3)

10.2    2004 Stock Option Plan. (6)

10.3    2005 Equity Incentive Plan. (17)

10.4    Shared  Facilities  Agreement,  dated April 3, 2003,  between the Cayuga
        Catskill  Gaming  Authority  and  Catskill  Development,  L.L.C.  (filed without exhibits or schedules,  all of which are available upon request, without cost). (13)

10.5    Gaming Facility Management  Agreement,  dated as of April 3, 2003, among the Cayuga Nation of New York, the Cayuga Catskill Gaming  Authority and
        Monticello Casino Management, LLC. (4)

10.6    Gaming Facility  Development  and  Construction  Agreement,  dated as of
        April 3, 2003,  among the Cayuga Nation of New York, the Cayuga Catskill
        Gaming Authority and Monticello Raceway Development Company, LLC. (4)

10.7    Termination of Agreement of Lease between Catskill  Development,  L.L.C.
        and Monticello Raceway Management, Inc. dated as of July 26 2004. (13)

10.8    Promissory  Note  issued by Empire  Resorts,  Inc. on January 9, 2004 to
        Bryanston Group, Inc. for the Principal Sum of $4,932,936.84. (13)

10.9    Promissory  Note  issued by Empire  Resorts,  Inc. on January 9, 2004 to
        Beatrice Tollman for the Principal Sum of $139,920. (13)

10.10   Assignment and Assumption Agreement, made as of January 12, 2004, by and between Catskill Development, L.L.C., Monticello Casino Management, LLC,
        Monticello Raceway Development Company, LLC, Mohawk Management,  LLC and
        Empire Resorts, Inc. (13)

10.11   Assignment and Assumption Agreement, made as of January 12, 2004, by and between New York Gaming, LLC and Alpha Monticello, Inc. (13)

10.12   Redemption  Agreement,  entered  into as of January  12,  2004,  between
        Catskill Development, L.L.C. and Alpha Monticello, Inc. (13)

10.13   Assignment and Assumption Agreement, made as of January 12, 2004, by and between Catskill  Development,  L.L.C. and Monticello Casino Management,
        LLC (13)

10.14   Assignment  of  Limited  Liability  Company   Membership   Interests  in
        Monticello  Raceway  Development  Company,  LLC, dated as of January 12,
        2004, by Americas Tower Partners to Empire Resorts, Inc. (13)

10.15   Assignment  of  Limited  Liability  Company   Membership   Interests  in
        Monticello  Raceway  Development  Company,  LLC, dated as of January 12,
        2004, by BKB, LLC to Empire Resorts, Inc. (13)

10.16   Assignment  of  Limited  Liability  Company   Membership   Interests  in
        Monticello Casino Management,  LLC and Mohawk Management,  LLC, dated as of January 12, 2004,  by Americas  Tower  Partners,  Monticello  Realty,
        L.L.C.,   Watertone   Holdings,   LP,  Fox-Hollow  Lane,  LLC,  Shamrock
        Strategies, Inc. and Clifford A. Ehrlich to Empire Resorts, Inc. (13)

10.17   Guaranty  of Lease  made by Empire  Resorts,  Inc.  for the  benefit  of
        Catskill Development, L.L.C. dated January 12, 2004. (13)

10.18   Mortgage  Modification and Spreader  Agreement,  dated as of January 12,
        2004 between Monticello Raceway Management, Inc. and The Berkshire Bank.
        (13)

10.19   Amended and Restated Employment Agreement by and between Empire Resorts,
        Inc. and Robert A. Berman, dated as of January 12, 2004. (5)

10.20   Amended and Restated Employment Agreement by and between Empire Resorts,
        Inc. and Scott A. Kaniewski, dated as of January 12, 2004. (5)

10.21   Closing  Memorandum,  entered into as of January 12, 2004,  by and among
        Empire Resorts, Inc., Catskill Development,  L.L.C., and members of both
        Catskill Development, L.L.C. and Monticello Raceway Development Company,
        LLC. (13)

10.22   Letter Agreement,  dated January 12, 2004, between Catskill Development,
        L.L.C.  and Empire  Resorts,  Inc.  with respect to April 3, 2003 Letter
        Agreement. (13)

10.23   Letter Agreement,  dated January 12, 2004, between Catskill Development,
        L.L.C. and Monticello  Raceway  Management,  Inc. with respect to Shared
        Facilities Agreement. (13)

10.24   Declaration  of  Trust of the  Catskill  Litigation  Trust,  dated as of
        January  12,  2004,  made  by  Catskill   Development,   L.L.C.,  Mohawk
        Management,  LLC,  Monticello Raceway Development  Company,  LLC, Empire
        Resorts, Inc., the trustees and Christiana Bank & Trust Company. (13)

10.25   Line of credit dated January 12, 2004 between  Empire  Resorts,  Inc and
        Catskill Litigation Trust. (9)

10.26   Promissory Note issued by Catskill  Litigation Trust on January 12, 2004 to Empire Resorts, Inc. for the Principal Sum of $10,000,000. (9)

10.27   Securities  Purchase  Agreement,  dated as of January  26,  2004,  among
        Empire  Resorts,  Inc. and the  purchasers  identified  on the signature pages thereto. (5)

10.28   Registration  Rights  Agreement,  dated as of January 26,  2004,  by and among Empire Resorts, Inc. and the investors signatory thereto. (5)

10.29   Five Year Warrant issued to Jefferies & Company, Inc., dated January 30,
        2004, to purchase 250,000 shares of Common Stock at an exercise price of
        $7.50 per share. (5)

10.30   Registration  Rights  Agreement,  dated as of January 30,  2004,  by and among Empire Resorts, Inc. and Jefferies & Company, Inc. (5)

10.31   Contractor  Agreement  dated as of January 30, 2004  between  Monticello
        Raceway Management, Inc. and Fluor Enterprises, Inc. (13)

10.32   Security  Agreement  dated as of July 26, 2004 between  Empire  Resorts,
        Inc., The Bank of New York and the Guarantors named therein. (7)

10.33   Pledge  Agreement  dated as of July 26, 2004 Empire  Resorts,  Inc., The
        Bank of New York and the Guarantors named therein. (7)

10.34   Registration  Rights Agreement dated as of July 26, 2004 Empire Resorts,
        Inc., the Guarantors named therein and Jefferies & Company, Inc. (7)

10.35   Agreement  between Empire  Resorts,  Inc. and the Seneca Cayuga Tribe of
        Oklahoma, dated as of August 19, 2004. (8)

10.36   Contract  for  construction  of new  paddock by and  between  Monticello
        Raceway  Management,  Inc. and Armistead  Mechanical,  Inc.  dated as of
        November 11, 2004 (filed without exhibits or schedules, all of which are available upon request, without cost). (13)

10.37   Contract  for  construction  of new  paddock by and  between  Monticello
        Raceway Management,  Inc. and Darlind  Construction dated as of November
        11,  2004  (filed  without  exhibits  or  schedules,  all of  which  are available upon request, without cost). (13)

10.38   Option Agreement,  dated November 12, 2004, by and among Empire Resorts,
        Inc. and Concord Associates Limited Partnership. (10)

10.39   Form of Voting  Agreement  by and  between  Concord  Associates  Limited
        Partnership and Stockholder. (10)

10.40   Letter Agreement,  effective  December 31, 2004, between Empire Resorts,
        Inc. and the Cayuga Nation of New York. (11)

10.41   Loan  Agreement,  dated as of  January  11,  2005,  by and among  Empire
        Resorts,  Inc.,  Monticello Raceway Management,  Inc., Alpha Monticello,
        Inc., Alpha Casino Management Inc., Mohawk Management,  LLC,  Monticello
        Raceway Development Company,  LLC and Monticello Casino Management,  LLC
        and Bank of Scotland, as lender and as agent. (12)

10.42   Security  Agreement,  dated as of January 11, 2005,  by Empire  Resorts,
        Inc., Monticello Raceway Management, Inc., Alpha Monticello, Inc., Alpha
        Casino  Management Inc.,  Mohawk  Management,  LLC,  Monticello  Raceway
        Development Company, LLC and Monticello Casino Management, LLC, in favor of Bank of Scotland. (12)

10.43   Pledge Agreement, dated as of January 11, 2005, by Empire Resorts, Inc.,
        Alpha Monticello, Inc. and Alpha Casino Management Inc. in favor of Bank of Scotland. (12)

10.44   Mortgage,  Security  Agreement,  Assignment  of Leases  and  Rents,  and
        Fixture  Filing,  dated as of January 11, 2005,  by  Monticello  Raceway
        Management, Inc., a New York corporation to Bank of Scotland. (12)

10.45   Promissory  Note issued by Empire  Resorts,  Inc. on January 11, 2005 to
        Bank of Scotland for the Principal Sum of $10,000,000. (12)

10.46   Intercreditor Agreement, dated as of January 11, 2005, by and among Bank of Scotland,  The Bank of New York,  Empire  Resorts,  Inc.,  Monticello
        Raceway   Management,   Inc.,  Alpha  Monticello,   Inc.,  Alpha  Casino
        Management Inc., Mohawk Management,  LLC, Monticello Raceway Development
        Company, LLC and Monticello Casino Management, LLC. (12)

10.47   Memorandum of  Understanding  dated November 14, 2004 between the Cayuga
        Nation of New York and Empire Resorts, Inc. (13)

10.48   Amendment  No. 1 to Option  Agreement,  dated  November 12, 2004, by and among Empire Resorts,  Inc. and Concord Associates Limited  Partnership,
        dated as of March 3. 2005. (14)

10.49   Form of  Amendment  No. 1 to Voting  Agreement,  by and between  Concord
        Associates Limited Partnership and Stockholder. (14)

10.50   Employment  Agreement  dated as of May 23, 2005 between Empire  Resorts,
        Inc. and David P. Hanlon (filed  without  exhibits or schedules,  all of which are available upon request, without cost). (15)

10.51   Employment  Agreement  dated as of May 23, 2005 between Empire  Resorts,
        Inc. and Ronald J. Radcliffe. (15)

10.52   Amendment by and among Empire Resorts,  Inc., certain of its current and former affiliates, the Cayuga Nation of New York and the Cayuga Catskill
        Gaming Authority, dated June 29, 2005. (16)

10.53   Agreement,  dated July 22, 2005,  between Empire Resorts,  Inc.,  Cayuga
        Nation of New York and Cayuga Catskill Gaming Authority. (18)

10.54   Agreement,  dated August 1, 2005,  between Empire Resorts,  Inc. and St.
        Regis Mohawk Tribe. (18)

10.55   Restated  Amendment No. 2 to Loan  Agreement,  dated January 11, 2005 by and among Empire Resorts,  Inc., the guarantors  listed on the signature page thereto and Bank of Scotland, dated as of November 30, 2005. (19)

10.56   Amendment  by  and  among  Empire  Resorts,   Inc.,  Monticello  Raceway
        Management,  Inc., the Cayuga Nation of New York and the Cayuga Catskill
        Gaming Authority, dated December 19, 2005. (20)

10.57   Agreement by and among Empire Resorts,  Inc., Concord Associates Limited
        Partnership and Sullivan Resorts LLC, dated December 30, 2005. (21)

10.58   Second Amended and Restated Gaming Facility Management  Agreement by and
        among the St. Regis Mohawk Tribe,  St. Regis Mohawk Gaming Authority and
        Monticello Casino Management, L.L.C., dated as of December 1, 2005. (22)

10.59   Second  Amended  and  Restated  Gaming   Development  and   Construction
        Agreement  by and among the St.  Regis  Mohawk  Tribe,  St. Regis Mohawk
        Gaming Authority and Monticello  Raceway  Development  Company,  L.L.C.,
        dated as of December 1, 2005. (22)

10.60   Second  Amended and Restated Land Purchase  Agreement by and between St.
        Regis Mohawk Gaming Authority and Monticello Raceway  Management,  Inc.,
        dated as of December 1, 2005. (22)

10.61   Second Amended and Restated Shared  Facilities  Agreement by and between
        St. Regis Mohawk Gaming  Authority and  Monticello  Raceway  Management,
        Inc., dated as of December 1, 2005. (22)

10.62   Mortgage,  Security  Agreement,  Assignment  of Leases  and  Rents,  and
        Fixture  Filing,  dated as of March  22,  2006,  by  Monticello  Raceway
        Management,  Inc., a New York corporation to the Bank of New York (filed without exhibits or schedules,  all of which are available upon request, without cost). (1)

14.1    Code of Ethics. (5)

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

(5)      Incorporated by reference to Empire Resorts, Inc.'s Form 10-KSB for the year ended December 31, 2003.

(6)      Incorporated by reference to Empire Resorts,  Inc.'s  Definitive  Proxy
         Statement  on Schedule  14A,  filed with the  Securities  and  Exchange
         Commission on April 28, 2004.

(7)      Incorporated by reference to Empire Resorts, Inc.'s Quarterly Report on
         Form 10-QSB for the quarter ended June 30, 2004.

(8)      Incorporated by reference to Empire  Resorts,  Inc.'s Current Report on
         Form 8-K, filed with the  Securities and Exchange  Commission on August
         20, 2004.

(9)      Incorporated by reference to Empire Resorts, Inc.'s Quarterly Report on
         Form 10-QSB for the quarter ended September 30, 2004.

(10)     Incorporated by reference to Empire  Resorts,  Inc.'s Current Report on
         Form 8-K, filed with the Securities and Exchange Commission on November
         18, 2004.

(11)     Incorporated by reference to Empire  Resorts,  Inc.'s Current Report on
         Form 8-K, filed with the Securities and Exchange  Commission on January
         3, 2005.

(12)     Incorporated by reference to Empire  Resorts,  Inc.'s Current Report on
         Form 8-K, filed with the Securities and Exchange  Commission on January
         14, 2005.

(13)     Incorporated by reference to Empire Resorts, Inc.'s Form 10-KSB for the year ended December 31, 2004.

(14)     Incorporated by reference to Empire  Resorts,  Inc.'s Current Report on
         Form 8-K, filed with the Securities and Exchange Commission on March 8,
         2005.

(15)     Incorporated by reference to Empire  Resorts,  Inc.'s Current Report on
         Form 8-K, filed with the Securities and Exchange  Commission on May 27,
         2005.

(16)     Incorporated by reference to Empire  Resorts,  Inc.'s Current Report on
         Form 8-K, filed with the Securities and Exchange  Commission on July 6,
         2005.

(17)     Incorporated by reference to Empire  Resorts,  Inc.'s Current Report on
         Form 8-K, filed with the  Securities and Exchange  Commission on August
         19, 2005.

(18)     Incorporated by reference to Empire  Resorts,  Inc.'s Current Report on
         Form  8-K,  filed  with  the  Securities  and  Exchange  Commission  on
         September 1, 2005.

(19)     Incorporated by reference to Empire  Resorts,  Inc.'s Current Report on
         Form  8-K/A,  filed with the  Securities  and  Exchange  Commission  on
         December 15, 2005.

(20)     Incorporated by reference to Empire  Resorts,  Inc.'s Current Report on
         Form 8-K, filed with the Securities and Exchange Commission on December
         22, 2005.

(21)     Incorporated by reference to Empire  Resorts,  Inc.'s Current Report on
         Form 8-K, filed with the Securities and Exchange  Commission on January
         4, 2006.

(22)     Incorporated by reference to Empire  Resorts,  Inc.'s Current Report on
         Form 8-K, filed with the  Securities  and Exchange  Commission on March
         20, 2006.

                                   SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EMPIRES RESORTS, INC.

                                   By: /s/ David P. Hanlon
                                       -----------------------------------------
                                       Name: David P. Hanlon
                                       Title: Chief Executive Officer
                                       Date: March 30, 2006

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this  report has been  signed  below by the  following  persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                    DATE

                              Chief Executive Officer, President and
/s/ David P. Hanlon           Director (Principal Executive Officer)          March 30, 2006
------------------------
David P. Hanlon

                              Chief Financial Officer (Principal
/s/ Ronald J. Radcliffe       Accounting and Financial Officer)               March 30, 2006
------------------------
Ronald J. Radcliffe

/s/ John Sharpe               Chairman of the Board and Director              March 30, 2006
------------------------
John Sharpe

/s/ Paul A. deBary            Director                                        March 30, 2006
------------------------
Paul A. deBary

/s/ Joseph E. Bernstein       Director                                        March 30, 2006
------------------------
Joseph E. Bernstein

/s/ Ralph J. Bernstein        Director                                        March 30, 2006
------------------------
Ralph J. Bernstein

/s/ Robert H. Friedman        Director                                        March 30, 2006
------------------------
Robert H. Friedman

/s/ Frank Catania             Director                                        March 30, 2006
------------------------
Frank Catania

