Form 10-Q
period 2006-03-31
EMPIRE RESORTS INC
filed 2006-05-12
CIK 906780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               _________________

                                    FORM 10-Q

                               _________________

(Mark One)

|X|    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

|_|    TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ______________ TO ____________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing
requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated  filer, or a  non-accelerated  filer. See definition of "accelerated filer and large  accelerated  filer" in Rule 12b-2 of the Exchange  Act.  (Check one):

 Large  accelerated  filer |_|  Accelerated filer |_| Non-accelerated filer |X|

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares  outstanding  of the issuer's  common stock,  as of May 10,
2006 was 26,553,972.

                                   EMPIRE RESORTS, INC. AND SUBSIDIARIES

                                                   INDEX

PART I                                   FINANCIAL INFORMATION                                   PAGE NO.

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 2006 (Unaudited)
              and December 31, 2005.........................................................       3

           Condensed Consolidated Statements of Operations (Unaudited) for the three months
              ended March 31, 2006 and 2005................................................        4

           Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months
              ended March 31, 2006 and 2005................................................        5 - 6

           Notes to Condensed Consolidated Financial Statements (Unaudited).................       7 - 21

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results
              of Operations................................................................        22 - 27

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.......................       27

ITEM 4.    Controls and Procedures..........................................................       27

PART II                                         OTHER INFORMATION

ITEM 6.    Exhibits.........................................................................       28

           Signatures.......................................................................       29

                                           PART I--FINANCIAL INFORMATION
ITEM 1.--FINANCIAL STATEMENTS

                                       EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)

                                                                                      March 31,
                                                                                        2006         December 31,
                                                                                     (Unaudited)        2005
                                                                                     -----------    --------------
        ASSETS

Current assets:
        Cash and cash equivalents                                                      $7,005           $6,992
        Restricted cash                                                                 2,569            4,716
        Accounts receivable                                                             4,556            3,358
        Prepaid expenses and other current assets                                       1,066            1,112
                                                                                     --------         --------
                          Total current assets                                         15,196           16,178

Property and equipment, net                                                            32,289           32,536
Deferred financing costs, net of accumulated amortization of $855
in 2006 and $709 in 2005                                                                3,625            2,973
Deferred development costs                                                              5,872            5,558
                                                                                     --------         --------
TOTAL ASSETS                                                                          $56,982          $57,245
                                                                                     ========         ========
        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
        Revolving credit facility                                                      $7,617           $7,476
        Accounts payable                                                                3,276            3,529
        Accrued expenses and other current liabilities                                  8,817            8,455
                                                                                     --------         --------
                          Total current liabilities                                    19,710           19,460
Senior convertible notes                                                               65,000           65,000
                                                                                     --------         --------
Total liabilities                                                                      84,710           84,460

Commitments and contingencies                                                            ----            -----

Stockholders' deficit:
        Preferred stock, 5,000 shares authorized; $0.01 par value -
               Series B, 44 shares issued and outstanding                                ----            -----
               Series E, $10.00 redemption value, 1,731 shares issued
               and outstanding                                                          6,855            6,855
        Common  stock,  $0.01 par value,  75,000 shares  authorized,
        26,355 and 26,312 shares issued and outstanding in 2006 and
        2005, respectively                                                                264              263
        Additional paid in capital                                                     23,110           21,728
        Accumulated deficit                                                          (57,957)         (56,061)
                                                                                     --------         --------
                          Total stockholders' deficit                                (27,728)         (27,215)
                                                                                     --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $56,982          $57,245
                                                                                     ========         ========

The  accompanying  notes are an integral part of these  condensed  consolidated financial statements.

                                                 EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS, EXCEPT FOR PER SHARE DATA) (UNAUDITED)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                    2006         2005
                                                                                                    ----         ----
  REVENUES:
Racing                                                                                         $   4,630   $    2,972
Gaming                                                                                            17,300       13,251
Food, beverage and other                                                                           1,276          883
                                                                                              ----------- ------------
                                                                                                  23,206       17,106
GROSS REVENUES
Less: Promotional allowances                                                                        (545)        (416)
                                                                                              ----------- ------------
  NET REVENUES                                                                                    22,661       16,690
                                                                                              ----------- ------------

    COSTS AND EXPENSES:
Racing                                                                                             3,109        2,182
Gaming                                                                                            15,558       13,151
Food, beverage and other                                                                             508          392
Selling, general and administrative                                                                3,382        2,406
Depreciation                                                                                         284          277
                                                                                              ----------- ------------
   TOTAL COSTS AND EXPENSES                                                                       22,841       18,408
                                                                                              ----------- ------------

LOSS FROM OPERATIONS                                                                                (180)      (1,718)

Amortization of deferred financing costs                                                             146          137
Interest expense                                                                                   1,470        1,003
                                                                                              ----------- ------------
                                NET LOSS                                                          (1,796)      (2,858)
Cumulative undeclared dividends on preferred stock                                                   388          388
                                                                                              ----------- ------------
 NET LOSS APPLICABLE TO COMMON SHARES                                                          $  (2,184)  $   (3,246)
                                                                                              =========== ============
Weight average common shares outstanding, basic and diluted                                       26,324       26,086
                                                                                              ----------- ------------
Loss per common share, basic and diluted                                                       $   (0.08)  $    (0.12)
                                                                                              =========== ============

The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.

                                          EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED) (IN THOUSANDS)

                                                                                                 Three Months Ended
                                                                                                 ------------------
                                                                                                       March 31,
                                                                                                       ---------
                                                                                                 2006             2005
                                                                                                 ----             ----
                        CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                                   $ (1,796)         $(2,858)
  Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
       Depreciation                                                                               284              277
       Amortization of deferred financing costs                                                   146              137
       Stock-based compensation                                                                 1,241              559
  Changes in operating assets and liabilities:
         Restricted cash (VGM Marketing Accounts)                                               2,079              ---
         Accounts receivable                                                                   (1,198)           1,141
         Prepaid expenses and other current assets                                                 46              246
         Accounts payable                                                                        (184)              61
         Accrued expenses and other current liabilities                                           362             (900)
                                                                                               ------           ------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                             980           (1,337)
                                                                                               ------           ------
                        CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                                                             (36)          (1,812)
  Restricted cash (Racing capital improvement)                                                     73               46
  Deferred development costs                                                                     (385)          (1,701)
                                                                                               ------           ------
  NET CASH USED IN INVESTING ACTIVITIES                                                          (348)          (3,467)
                                                                                               ------           ------
                        CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from revolving credit facility                                                         141            4,737
  Proceeds from exercise of stock options                                                          42              ---
  Restricted cash (related to revolving credit facility)                                           (4)            (400)
  Deferred financing costs                                                                       (798)            (539)
                                                                                               ------           ------
NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES                                              (619)           3,798
                                                                                               ------           ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               13           (1,006)
CASH AND CASH EQUIVALENTS, beginning of period                                                  6,992            7,164
                                                                                               ------           ------
CASH AND CASH EQUIVALENTS, end of period                                                       $7,005           $6,158
                                                                                               ======           ======

                                                              (Continued)

                                          EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED) (IN THOUSANDS)

                                                                                                  Three Months Ended
                                                                                                  ------------------
                                                                                                        March 31,
                                                                                                        ---------
                                                                                                2006             2005
                                                                                                -----            ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the period                                                       $2,887           $1,865

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Common stock issued in settlement of preferred stock dividends                                    $98             $142
Noncash additions to deferred development costs                                                   $70             $495

            The accompanying notes are an integral part of these condensed consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A. SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

BASIS FOR PRESENTATION

     The condensed  consolidated  financial statements and notes as of March 31,
2006 and for the three month periods ended March 31, 2006 and 2005 are unaudited and include the accounts of Empire Resorts,  Inc and  subsidiaries  ("Empire" or
"the Company" or "we").

     We  operate  through  three  principal  subsidiaries,   Monticello  Raceway
Management,   Inc.   ("Monticello   Raceway   Management"),   Monticello  Casino
Management,   LLC  ("Monticello   Casino  Management")  and  Monticello  Raceway
Development  Company, LLC ("Monticello Raceway  Development").  Currently,  only
Monticello Raceway Management has operations which generate revenue.

     The condensed  consolidated  financial  statements  reflect all adjustments
(consisting  of  normal  recurring  accruals)  which  are,  in  the  opinion  of management  necessary  for the  fair  presentation  of the  financial  position, results of operations and cash flows for the interim  periods.  These  condensed consolidated  financial  statements and notes should be read in conjunction with the  consolidated  financial  statements  and  notes  thereto  included  in  the
Company's  Annual Report on Form 10-K for the year ended  December 31, 2005. The results of operations for the interim period should not be indicative of results to be expected for the full year.

     To  conform  to the 2006  presentation,  certain  amounts in the prior year condensed consolidated financial statements have been reclassified.

LIQUIDITY

     We believe  that we have  access to sources  of  working  capital  that are sufficient  to fund our  operations  for the year ended  December 31, 2006.  The results of  operations  of our VGM facility have been improved by the changes in the amount of revenue  retained  by VGM  agents and we have  approximately  $2.4 million  available from our revolving credit facility.  Any significant  capital requirements  associated with our development  projects can be met by additional debt or equity issues when needed.

NATURE OF BUSINESS

     During the past three years,  we have  concentrated  on  developing  gaming operations in New York State.  Through our subsidiaries,  we intend to develop a gaming resort in Monticello,  New York that includes harness horse racing, video gaming  machines and a Indian casino as well as develop another Indian casino in
New York State. We continue to explore other possible development projects.

         RACEWAY AND VIDEO GAMING MACHINE OPERATIONS

     Monticello  Raceway  Management,  a wholly owned subsidiary,  is a New York corporation that operates  Monticello  Raceway (the "Raceway"),  a harness horse racing  facility  and a video  gaming  machine  facility  (Mighty  M  Gaming  at
Monticello Raceway) in Monticello, New York.

     The Raceway began operation in 1958 and offers pari-mutuel  wagering,  live harness racing and simulcasting from various harness and thoroughbred racetracks across the  country.  The  Raceway  derives  its  revenue  principally  from (i)
wagering  at the  Raceway  on live  races  run at the  Raceway;  (ii)  fees from wagering at  out-of-state  locations on races  simulcast  from the Raceway using export  simulcasting;  (iii)  revenue  allocations,  as  prescribed by law, from betting activity at New York City,  Nassau County and Catskill Off Track Betting
facilities;  (iv) wagering at the Raceway on races  broadcast from  out-of-state racetracks using import simulcasting; and (v) admission fees, program and racing form  sales,  the  sale  of food  and  beverages  and  certain  other  ancillary activities.

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
Currently,  Monticello Raceway  Management  operates 1,576 VGMs on 45,000 square feet of floor space at the Raceway.

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

     In  carrying  out our  duties as manager  of the  gaming  facility,  we are required to provide  the St.  Regis  Mohawk  Tribe and other  recognized  Indian tribes with certain  preferences  including  giving  preference  in  recruiting, training  and  employment  first to  qualified  members of the St.  Regis Mohawk
Tribe, and secondly to other qualified Native Americans and the local community, providing  training  programs for members of the St. Regis Mohawk Tribe;  and in entering  into  contracts  for the supply of goods and  services  for the gaming enterprise, giving preference first to qualified members of the St. Regis Mohawk

Tribe,  and qualified  business  entities  certified by the Authority or the St.
Regis Mohawk Tribe as being controlled by members of the St. Regis Mohawk Tribe, and second to other qualified Native Americans and qualified  business  entities certified by the Authority to be controlled by Native Americans and to the local community.

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
Efforts  are  underway to attempt to resolve the  leadership  issues  within the
Cayuga  Nation of New York. In our extension  agreements  and a separate  letter agreement,  each of which were approved by some,  but not all, of the members of the Cayuga Nation Council, we have indicated our willingness to continue to work with the Cayuga Nation of New York to develop a casino in the  Catskills  region of the  State of New  York and made  certain  arrangements  to  accommodate  the renewal of our agreements  with the St. Regis Mohawk Tribe.  These  arrangements contemplate  that the Cayuga Nation of New York may acquire  sovereign  land and develop a casino and hotel resort on such land. These new agreements are subject to various uncertainties relating to their validity and enforceability which can only be resolved by the Cayuga Nation of New York as a sovereign  entity.  While we continue to make an effort to observe our obligations under these agreements, we cannot predict how or when these uncertainties will be resolved.

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

NOTE B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REVENUE AND EXPENSE  RECOGNITION.  Revenues  represent  (i)  revenues  from pari-mutual  wagering earned from live harness racing and simulcast signals from other tracks,  (ii) the net win from VGMs and (iii) food and beverage sales, net of promotional allowances and other miscellaneous income. The Company recognizes revenues from pari-mutual wagering earned from live harness racing and simulcast signals from other tracks at the end of each racing day,  before  deductions  of such  related  expenses  as purses,  stakes  and  awards.  Revenue  from the VGM operations  is the  difference  between  the amount  wagered by bettors  and the amount  paid out to bettors  and is  referred  to as the net win.  We  recognize revenues from pari-mutual  wagering and VGM operations at the end of each day of operation.  The net win is  included  in the amount  recorded  in our  condensed consolidated  financial  statements  as gaming  revenue.  We  report  incentives related to VGM play and points  earned in loyalty  programs  as a  reduction  of gaming  revenue.  Operating  costs  include (i) the amounts paid to the New York
State  Lottery for the  State's  share of the net win,  (ii)  amounts due to the
Horsemen and Breeder's for their share of the net win and (iii) amounts paid for harness racing purses,  stakes and awards.  Also included in operating costs are the costs  associated  with the sale of food,  beverage and other  miscellaneous items and the marketing allowance for the New York State Lottery.

     We currently  have a point loyalty  program  ("Player's  Club") for our VGM customers  which  allows  them to earn  points  based on the volume of their VGM activity.  Points  earned by customers  are recorded as an expense in the period they are earned.  We estimate  the amount of points  which will be redeemed  and record  the  estimated  redemption  value of those  points as a  reduction  from revenue in  promotional  allowances.  The factors  included  in this  estimation process include an overall redemption rate, the cost of awards to be offered and the mix of cash,  goods and services  for which the points will be redeemed.  We use  historical  data to estimate  these  amounts.  The  liability  recorded for unredeemed points was approximately  $168,000 and $150,000 at March 31, 2006 and
December 31, 2005, respectively.

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
Periodically during the year, Monticello Raceway Management petitions the Racing and  Wagering  Board to certify  that the noted  expenditures  are  eligible for reimbursement  from the capital  improvement  fund. The balances in this account were approximately $81,000 and $153,000 at March 31, 2006 and December 31, 2005,
respectively.

     In April 2005,  the New York law governing VGM  operations  was modified to provide an increase in the revenues  retained by the VGM operator.  A portion of that increase was designated as a reimbursement of marketing  expenses  incurred by the VGM operator.  The amount of revenues directed toward this  reimbursement is deposited in a bank account  under the control of the New York State  Lottery and the VGM  operator.  The  funds are  transferred  from  this  account  to the operator  upon  the  approval  by the  Lottery  officials  of the  reimbursement
requests  submitted  by  the  operator.   The  balances  in  this  account  were
approximately $2,073,000 and $4,151,000 at March 31, 2006 and December 31, 2005,
respectively.

     In connection with our revolving credit agreement,  we agreed to maintain a restricted  reserve bank account with the lending  institution.  The balances in this  account  were  approximately  $416,000  and $412,000 at March 31, 2006 and
December 31, 2005, respectively.

     ACCOUNTS  RECEIVABLE.  Accounts  receivable  are  reported  at  the  amount outstanding.  Management expects to collect the entire amount and,  accordingly, determined that no allowance is required at March 31, 2006 or December 31, 2005.
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

     In  connection  with our  development  activities,  we may make advances to tribes for  development  assistance  and to  facilitate  the  establishment  and initial operations of tribal gaming authorities.  We also incur costs associated with development  activities,  including  salaries of employees engaged in those activities  which we  capitalize  as  deferred  development  costs.  We  provide technical assistance, engage and pay attorneys and consultants and provide other support for our Indian  partners in matters  relating to land claims against the
State of New York and agreements for  development  and operation of the proposed casino developments.

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
5, we determine  whether an accrual for a loss  contingency  is  appropriate  by assessing whether a loss is deemed probable and can be reasonably estimated.  We analyze our legal proceedings, warranty and other claims and litigation based on available  information to assess  potential  liability.  We develop our views on estimated  losses in consultation  with outside counsel  handling our defense in these  matters,  which  involves  an analysis of  potential  results  assuming a combination of litigation and settlement  strategies.  The adverse resolution of any one or more of these  matters  over and  above  the  amounts  that have been estimated and accrued in the current condensed consolidated financial statements could have a material adverse effect on our business,  results of operations and financial condition.

     LOSS PER COMMON  SHARE.  We compute  basic loss per share by dividing  loss applicable to common shares by the  weighted-average  common shares  outstanding for the year. Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted  into common stock or resulted in the issuance of common stock that then shared in the loss of the entity.  Since the effect of outstanding  options and warrants is  anti-dilutive  with respect to losses,  they have been excluded from our  computation  of loss per common  share.  Therefore,  basic and diluted losses per common  share for the three months ended March 31, 2006 and 2005 were the same.

     The following table shows the securities  outstanding at March 31, 2006 and
2005 that could  potentially  dilute basic loss per share in the future but were not  included  in the  calculation  of  diluted  loss per  share  because  their inclusion would have been anti-dilutive.

                                                            Outstanding at March 31,
                                                            ------------------------
                                                               2006          2005
                                                               ----          ----
Options                                                      7,831,000    1,097,000
Warrants                                                       250,000      250,000
Shares issuable upon conversion of convertible debt          5,175,000    4,727,000
Unvested restricted stock                                      175,000         ----
                                                         -------------- ------------
Total                                                       13,431,000    6,074,000
                                                         ============== ============

     ADVERTISING.  We expense the costs of general  advertising,  promotion  and marketing programs at the time the costs are incurred.  Advertising  expense was approximately  $270,000 and $190,000,  respectively,  for the three months ended
March 31, 2006 and 2005.

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

     STOCK-BASED  COMPENSATION.  In December  2004, the FASB issued SFAS No. 123
(revised  2004),  "Share Based  Payment"  ("SFAS No.  123(R)").  SFAS No. 123(R)
supersedes APB Opinion No. 25,  "Accounting  for Stock Issued to Employees," and
amends  SFAS No.  95,  "Statement  of Cash  Flows."  Generally,  the fair  value approach in SFAS No. 123(R) is similar to the fair value  approach  described in
SFAS No. 123.  Effective  January 1, 2003,  our Company has adopted SFAS No. 123 and used the  Black-Scholes-Merton  formula to estimate  the fair value of stock options  granted to employees.  Our Company  adopted SFAS No. 123(R),  using the modified-prospective  method,  beginning  January 1, 2006. Based on the terms of our plans,  our Company did not have a cumulative  effect  related to its plans.
Our Company also elected to continue to estimate the fair value of stock options using the  Black-Scholes-Merton  formula.  In the  first  quarter  of 2006,  the adoption of SFAS No. 123(R) did not have a material  impact on our first quarter stock-based  compensation expense.  Further, we believe the adoption of SFAS No.
123(R)  will not have a  material  impact on our  Company's  future  stock-based compensation  expense.  As of March,  31,  2006,  there was  approximately  $3.5 million of total unrecognized compensation cost related to nonvested share-based compensation  arrangements  granted under our plans. That cost is expected to be recognized  over a period of 3 years.  This  expected  cost does not include the impact of any future stock-based compensation awards.

     RECLASSIFICATIONS.  Certain prior period amounts have been  reclassified to conform to the current period presentation.

     RECENT ACCOUNTING PRONOUNCEMENTS.

SFAS NO. 155

     In February 2006, the Financial  Accounting Standards Board ("FASB") issued
SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an Amendment
of FASB  Statements  No.  133 and 140"  ("SFAS  No.  155").  SFAS No. 155 allows financial  instruments  that contain an embedded  derivative  and that otherwise would require  bifurcation to be accounted for as a whole on a fair value basis, at the holders'  election.  SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial  instruments  acquired  or  issued  in fiscal  years  beginning  after
September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a  material  impact  on our  consolidated  financial  condition  or  results  of operations.

SFAS NO. 156

     In March 2006, the FASB issued SFAS No. 156,  "Accounting  for Servicing of
Financial Assets--an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS
No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing  contract.  This statement is effective for all transactions in fiscal years  beginning  after  September  15,  2006.  We do not expect that the adoption  of SFAS No.  156  will  have a  material  impact  on our  consolidated financial condition or results of operations.

NOTE C. PROPERTY AND EQUIPMENT

     Property and  equipment  consists of the  following  and March 31, 2006 and
December 31, 2005:

                                                          (In Thousands)
                                                      March 31,      December
                                                        2006         31, 2005
                                                  ----------------------------

Land                                                       $770          $770
Land improvements                                         1,495         1,495
Buildings                                                 4,583         4,583
Building improvements                                    24,464        24,454
Vehicles                                                    120           120
Furniture, fixtures and equipment                         2,765         2,738
                                                  ----------------------------
                                                         34,197        34,160
Less - Accumulated depreciation                         (1,908)       (1,624)
                                                  ----------------------------
NET BOOK VALUE                                          $32,289       $32,536
                                                  ============================

Depreciation expense was approximately $284,000 and $277,000,  respectively, for the three months ending March 31, 2006 and 2005.

NOTE D.  DEFERRED DEVELOPMENT COSTS

     We have made  payments to fund  certain  expenses of the St.  Regis  Mohawk
Tribe (the  "Mohawks") in connection  with the  development of a proposed Indian
casino  facility.   We  also  incur  development  costs  associated  with  other development projects.

     We may make advances to provide  development  assistance in connection with the  establishment and initial  operations of tribal gaming  authorities for New
York State gaming  operations for the Cayuga Nation of New York and the Mohawks.
Advances  made  by us are  non-interest-bearing  and  any  repayment  of them is ultimately dependent upon the completion of the development of the projects.

     We also capitalize  costs directly  associated with the development of real estate for those Indian gaming facilities and other projects.  Some of the costs capitalized in connection with Indian casinos will be repaid,  with no interest, from the permanent  financing  for the project or from project cash flow.  Costs that are not reimbursed  will be  systematically  charged to our operations over the period covered by our management contract.

     As of  March  31,  2006  and  December  31,  2005,  respectively,  deferred development costs were approximately $5.9 million and $5.6 million.  These costs are associated with the Raceway site and the Mohawks.

NOTE E. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued  expenses  and  other  current  liabilities  is  comprised  of  the following at March 31, 2006 and December 31, 2005:

                                                                  March 31,   Dec. 31,
                                                                    2006         2005
                                                                      (in thousands)
Liability for horseracing purses                                     5,285      $3,328
Accrued interest                                                       867       2,284
Accrued payroll                                                        405         624
Accrued other                                                        2,260       2,219
                                                               ------------------------
   Total accrued expenses and other current liabilities              8,817      $8,455
                                                               ========================

NOTE F. SENIOR CONVERTIBLE NOTES

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

     The notes are our senior obligations, ranking senior in right of payment to all of our existing and future subordinated  indebtedness and ranking equally in right of payment with  existing and future  senior  indebtedness.  The notes are guaranteed on a senior basis by all of our material subsidiaries.  The guarantee of each material  subsidiary  guarantor is a senior obligation of the guarantor, ranking  senior in right of payment  to all  existing  and  future  subordinated indebtedness  of our guarantors and ranking equally in right of payment with any existing and future senior indebtedness of such guarantor. The notes are secured by our tangible and intangible  assets,  by a pledge of the equity  interests of each of our material  subsidiaries and a mortgage on our property in Monticello,
New York.

     The notes initially accrued interest at an annual rate of 5.5%,  subject to the occurrence of the "Trigger Event".  All of the following events constitute a
Trigger Event under the notes:  publication in the Federal  Register of approval by the  Secretary of the  Interior of a Class III gaming  compact for the Cayuga
Catskill Resort;  written approval of a gaming facility management  agreement on behalf of the chairman of the National Indian Gaming Commission; and the land in
Monticello,  New  York to be used for the  development  of the  Cayuga  Catskill
Resort  having  been  transferred  to the United  States in trust for the Cayuga
Nation of New York. Since these events have not occurred, the notes have accrued interest from and after July 31, 2005 at an annual rate of 8%. The interest rate will return to 5.5% upon the occurrence of the Trigger Event.

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

     We recognized  approximately  $1.3 million and $894,000 in interest expense associated  with the notes for the three  months  ended March 31, 2006 and 2005, respectively.

     We will be  seeking  the  consent  of the  holders of the notes in order to amend  certain  provisions  of  the  indenture  governing  such  notes  to  give management of the Company greater  flexibility in developing an Indian casino at the Raceway with other Indian tribes beside the Cayuga Nation of New York.

NOTE G.  REVOLVING CREDIT FACILITY

     On  January  11,  2005,  we  entered  into a credit  facility  with Bank of
Scotland (the "Credit Facility"). The Credit Facility provides for a $10 million senior  secured  revolving  loan (subject to certain  reserves)  that matures on
January 11, 2008. As security for  borrowings  under the facility,  we agreed to have  our  wholly  owned  subsidiary,  Monticello  Raceway  Management,  grant a mortgage on the Raceway  property and our material  subsidiaries  guarantee  our obligations  under the  Credit  Facility.  We also  agreed to pledge  our equity interests  in all of our  current  and  future  subsidiaries,  maintain  certain reserves,  and grant a first priority secured interest in all of our assets, now owned or later acquired. This arrangement contains financial covenants.

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

     We  recognized  approximately  $170,000  and  $111,000,   respectively,  in
interest  expense for the Credit  Facility in the three  months  ended March 31,
2006 and  2005.  At March  31,  2006 we were in  compliance  with the  financial covenants contained in our agreement with the Bank of Scotland.

NOTE I. SUPPLEMENTAL GUARANTOR INFORMATION

     As discussed in Notes F and G, our  obligations  with respect to our Senior
Convertible  Notes and Revolving Credit Facility are guaranteed by our operating subsidiaries.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2006
(UNAUDITED)
(IN THOUSANDS)
                                                                                      Non-                          Consolidated
                                                      Empire        Guarantor       Guarantor    Eliminating      Empire Resorts,
                                                   Resorts, Inc.  Subsidiaries    Subsidiaries     Entries              Inc.
                                                   -------------  ------------    ------------   -----------      ---------------
ASSETS
Cash and cash equivalents                              $    397       $  6,608         $   ---    $      ---          $   7,005
Restricted cash                                             416          2,153             ---           ---              2,569
Accounts receivable                                         ---          4,556             ---           ---              4,556
Prepaid expenses and other assets                            70            996             ---           ---              1,066
Investments in subsidiaries                               5,060            ---             ---       (5,060)                ---
Inter-company accounts                                  149,722            ---             ---     (149,722)                ---
Property and equipment, net                                  10         32,279             ---           ---             32,289
Deferred financing costs, net                             3,625            ---             ---           ---              3,625
Deferred development costs                                   37          5,835             ---           ---              5,872
                                                  ------------------------------------------------------------------------------
TOTAL ASSETS                                           $159,337       $ 52,427         $   ---    $ (154,782)         $  56,982
                                                  ==============================================================================

LIABILITIES and STOCKHOLDERS'
   EQUITY (DEFICIT)

Revolving credit facility                                $7,617       $    ---         $   ---    $      ---          $   7,617
Accounts payable                                          1,122          2,154             ---           ---              3,276
Accrued expenses and other liabilities                    1,078          7,739             ---           ---              8,817
Inter-company accounts                                      ---         56,140          93,582     (149,722)                ---
Senior convertible notes                                 65,000            ---             ---           ---             65,000
                                                  ------------------------------------------------------------------------------
Total liabilities                                        74,817         66,033          93,582     (149,722)             84,710

Stockholders' equity (deficit)                           84,520        (13,606)        (93,582)      (5,060)            (27,728)
                                                  ------------------------------------------------------------------------------
TOTAL LIABILITIES and STOCKHOLDERS'
EQUITY (DEFICIT)                                       $159,337       $ 52,427         $   ---    $(154,782)          $  56,982
                                                  ==============================================================================

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2005
(IN THOUSANDS)

                                                                                      Non-                          Consolidated
                                                      Empire        Guarantor       Guarantor    Eliminating      Empire Resorts,
                                                   Resorts, Inc.  Subsidiaries    Subsidiaries     Entries              Inc.
                                                   -------------  ------------    ------------   -----------      ---------------

ASSETS
Cash and cash equivalents                              $    636       $  6,356         $   ---    $      ---          $   6,992
Restricted cash                                             412          4,304             ---           ---              4,716
Accounts receivable                                         ---          3,358             ---           ---              3,358
Prepaid expenses and other assets                            86          1,026             ---           ---              1,112
Investments in subsidiaries                               5,060            ---             ---        (5,060)               ---
Inter-company accounts                                  152,108            ---             ---      (152,108)               ---
Property and equipment, net                                  11         32,525             ---           ---             32,536
Deferred financing costs, net                             2,973            ---             ---           ---              2,973
Deferred development costs                                  ---          5,558             ---           ---              5,558
                                                  ------------------------------------------------------------------------------
TOTAL ASSETS                                           $161,286       $ 53,127         $   ---    $ (157,168)         $  57,245
                                                  ==============================================================================

LIABILITIES and STOCKHOLDERS'
   EQUITY (DEFICIT )
                                                                                       $
Revolving credit facility                              $  7,476       $    ---             ---         $ ---          $   7,476
Accounts payable                                            982          2,547             ---           ---              3,529
Accrued expenses and other liabilities                    2,461          5,994             ---           ---              8,455
Inter-company accounts                                      ---         58,526          93,582      (152,108)               ---
Senior convertible notes                                 65,000            ---             ---           ---             65,000
                                                  ------------------------------------------------------------------------------
Total liabilities                                        75,919                         93,582      (152,108)            84,460
                                                                        67,067

Stockholders' equity (deficit)                           85,367       (13,940)         (93,582)       (5,060)           (27,215)
                                                  ------------------------------------------------------------------------------
TOTAL LIABILITIES and STOCKHOLDERS'
EQUITY DEFICIT                                         $161,286       $ 53,127         $  ---     $ (157,168)         $  57,245
                                                  ==============================================================================

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)
(IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                      Non-                          Consolidated
                                                      Empire        Guarantor       Guarantor    Eliminating      Empire Resorts,
                                                   Resorts, Inc.  Subsidiaries    Subsidiaries     Entries              Inc.
                                                   -------------  ------------    ------------   -----------      ---------------

   REVENUES
       Racing                                          $     --       $  4,630         $    --    $       --          $   4,630
       Gaming                                                --         17,300              --            --             17,300
       Food, beverage and other                               5          1,271              --            --              1,276
                                                  ------------------------------------------------------------------------------
   Gross revenues                                             5         23,201              --            --             23,206
   Less: Promotional allowances                              --          (545)              --            --               (545)
                                                  ------------------------------------------------------------------------------
   Net revenues                                               5         22,656              --            --             22,661
                                                  ------------------------------------------------------------------------------
   COSTS AND EXPENSES
   Racing                                                    --          3,109              --            --              3,109
   Gaming                                                    --         15,558              --            --             15,558
   Food, beverage and other                                  --            508              --            --                508
   Selling, general and administrative                    2,305          1,077              --            --              3,382
   Depreciation                                               1            283              --            --                284
                                                  ------------------------------------------------------------------------------
                  Total costs and expenses                2,306         20,535              --            --             22,841
                                                  ------------------------------------------------------------------------------
   Income (loss) from operations                         (2,301)         2,121              --            --               (180)

   Amortization of deferred financing costs                 146             --              --            --                146
   Inter-company interest (income) expense & other       (1,787)         1,787              --            --                 --
   Interest expense                                       1,470             --              --            --              1,470
                                                  ------------------------------------------------------------------------------
   Net income (loss)                                   $ (2,130)      $    334              --            --          $  (1,796)
                                                  ==============================================================================

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005
(UNAUDITED)
(IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                      Non-                          Consolidated
                                                      Empire        Guarantor       Guarantor    Eliminating      Empire Resorts,
                                                   Resorts, Inc.  Subsidiaries    Subsidiaries     Entries              Inc.
                                                   -------------  ------------    ------------   -----------      ---------------
   REVENUES
       Racing                                          $     --       $  2,972         $    --    $       --          $   2,972
       Gaming                                                --         13,251              --            --             13,251
       Food, beverage and other                               3            880              --            --                883
                                                  ------------------------------------------------------------------------------
   Gross revenues                                             3         17,103              --            --             17,106
   Less: Promotional allowances                              --           (416)             --            --               (416)
                                                  ------------------------------------------------------------------------------
   Net revenues                                               3         16,687              --            --             16,690
                                                  ------------------------------------------------------------------------------

   COSTS AND EXPENSES
   Racing                                                    --          2,182              --            --              2,182
   Gaming                                                    --         13,151              --            --             13,151
   Food, beverage and other                                  --            392              --            --                392
   Selling, general and administrative                    1,634            772              --            --              2,406
   Depreciation                                              --            277              --            --                277
                                                  ------------------------------------------------------------------------------
                  Total costs and expenses                1,634         16,774              --            --             18,408
                                                  ------------------------------------------------------------------------------
   Income (loss) from operations                         (1,631)           (87)             --            --             (1,718)

   Amortization of deferred financing costs                 137             --              --            --                137
   Inter-company interest (income) expense & other       (1,300)         1,300              --            --                 --
   Interest expense                                       1,003             --              --            --              1,003
                                                  ------------------------------------------------------------------------------
   Net loss                                            $ (1,471)      $ (1,387)             --            --          $  (2,858)
                                                  ==============================================================================

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)
(IN THOUSANDS)

                                                               Empire                        Non-                      Consolidated
                                                              Resorts,     Guarantor       Guarantor     Eliminating      Empire
                                                                Inc.      Subsidiaries    Subsidiaries     Entries     Resorts, Inc.
                                                             -----------  ------------    ------------   -----------   -------------

Net cash provided by (used in) operating activities          $ (1,968)       $ 2,948           $   -        $    -       $     980
                                                           -------------------------------------------------------------------------
Cash flows from investing activities:
 Purchases of property and equipment                               --            (36)              -             -             (36)
 Restricted cash (Racing capital improvement)                                     73               -             -              73
 Deferred development costs                                       (37)          (348)              -             -            (385)
 Advances to Empire Resorts, Inc.                                  --         (2,386)              -         2,386              -
                                                           -------------------------------------------------------------------------
Net cash used in investing activities                             (37)        (2,697)                        2,386            (348)
                                                           -------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from revolving credit facility                          141              -               -             -             141
 Proceeds form exercise of stock options                           42              -               -             -              42
 Restricted cash (related to revolving credit facility)            (4)             -               -             -              (4)
 Advances from subsidiaries                                     2,386              -               -        (2,386)              -
 Deferred financing costs                                        (798)             -               -             -            (798)
                                                           -------------------------------------------------------------------------
Net cash provided by (used in) financing activities             1,767              -               -        (2,386)           (619)
                                                           -------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             (238)           251               -             -              13
Cash and cash equivalents, beginning of period                    635          6,357               -             -           6,992
                                                           -------------------------------------------------------------------------
Cash and cash equivalents, end of period                     $    397        $ 6,608           $   -        $    -       $   7,005
                                                           =========================================================================

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005
(UNAUDITED)
(IN THOUSANDS)

                                                               Empire                        Non-                      Consolidated
                                                              Resorts,     Guarantor       Guarantor     Eliminating      Empire
                                                                Inc.      Subsidiaries    Subsidiaries     Entries     Resorts, Inc.
                                                             -----------  ------------    ------------   -----------   -------------

Net cash provided by (used in) operating activities          $ (1,398)       $    61           $   -        $    -       $  (1,337)
                                                           -------------------------------------------------------------------------
Cash flows from investing activities:
 Purchases of property and equipment                                -         (1,812)              -             -          (1,812)
 Restricted cash (Racing capital improvement)                       -             46               -             -              46
 Deferred development costs                                         -         (1,701)              -             -          (1,701)
 Advances to subsidiaries                                      (4,206)             -               -         4,206               -
                                                           -------------------------------------------------------------------------
Net cash used in investing activities                          (4,206)        (3,467)              -         4,206          (3,467)
                                                           -------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from revolving credit facility                        4,737              -               -             -           4,737
 Restricted cash (related to revolving credit facility)          (400)             -               -             -            (400)
 Deferred financing costs                                        (539)             -               -             -            (539)
 Advances from Empire Resorts, Inc.                                            4,206               -        (4,206)              -
                                                           -------------------------------------------------------------------------
Net cash provided by financing activities                       3,798          4,206               -        (4,206)          3,798

                                                           -------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents           (1,806)           800               -             -          (1,006)

Cash and cash equivalents, beginning of period                  1,903          5,261               -             -           7,164
                                                           -------------------------------------------------------------------------
Cash and cash equivalents, end of period                     $     97        $ 6,061           $   -        $    -       $   6,158
                                                           =========================================================================

NOTE J. STOCKHOLDERS' EQUITY

         On March 8, 2006, we granted 10,000 options to each of our non-employee directors and an additional 5,000 options to the chairman of the Audit Committee of the Board.  The options  vested upon grant,  have a strike price of $4.26 and expire ten years from the date of grant.  In the three  months  ended  March 31,
2006, we recorded stock-based  compensation expense of $249,000 for these grants based upon the estimated value of the options at the date of grant.

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

         Stock-based  compensation  expense  included  in  selling,  general and administrative expenses were approximately $1,241,000 and $559,000 for the three months ended March 31, 2006 and 2005, respectively.

         On March 8, 2006, we authorized issuance of 23,013 shares of our common stock as payment of  dividends  due for the year ended  December 31, 2005 on our
Series B preferred  stock.  The  approximate  value of $98,000 was recorded as a reduction of retained  earnings  and an increase in common stock and  additional paid in capital in the three months ended March 31, 2006.

         On  February  16,  2005,  we issued  12,640  shares of common  stock in settlement of all outstanding  dividends from the year ending December 31, 2004.
The shares were valued at  approximately  $142,000  and  recorded in the quarter ended March 31, 2005.

NOTE K. COMMITMENTS AND CONTINGENCIES

         CASINO DEVELOPMENT.  We are committed to provide development assistance in connection  with the  establishment  and initial  operations of tribal gaming authorities  for New York State gaming  operations for the Mohawks.  We are also committed to incur costs associated with the development of a casino resort with the Mohawks.

         LITIGATION  TRUST. On January 12, 2004, in order to better focus on our business plan, all of our interests with respect to litigation  against Harrah's
Operating Company,  Inc. were transferred to a liquidating  litigation trust. We agreed to provide the litigation trust with a $2.5 million line of credit. As of
March 31, 2006, we have advanced $1,010,000 against that line of credit.

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

         ARBITRATION  WITH  HORSEMEN'S   ASSOCIATION.   Our  contract  with  the
Monticello  Harness Horsemen's  Association (the "Horsemen") has expired.  Among other  things,  this  contract  provides for the amount of revenues from our VGM operations  that we allocate to racing  purses.  We have not been  successful in negotiations  to renew this  contract  and, in March 2006,  we and the  Horsemen agreed to submit the matter to the New York State Racing and Wagering  Board for binding  arbitration.  The outcome of that arbitration  could have a significant negative impact on our operating results.

NOTE L. SUBSEQUENT EVENTS

         We will be  seeking  the  consent of the  holders of our 5 1/2%  senior convertible  notes  in  order  to  amend  certain  provisions  of the  indenture governing such notes to give  management of the Company  greater  flexibility in developing  an Indian  casino at  Monticello  Raceway with other  Indian  tribes beside the Cayuga Nation of New York.

         We were advised that on April 13, 2006 the Mohawks were  notified  that the BIA  completed  its  review of the  Environmental  Assessment  ("EA")  for a proposed  transfer  of land into  trust for a casino at the  Monticello  Raceway site. The review identified certain areas of the EA which must be addressed.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The Management's  Discussion and Analysis of the Financial Condition and Results
of  Operations  should be read  together with the  Management's  Discussion  and
Analysis of Financial  Condition and Results of Operations and the  Consolidated
Financial Statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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
Forward-looking statements also involve risks and uncertainties,  including, but not  restricted  to,  the risks and  uncertainties  described  in Item 1A of the
Company's Annual Report on Form 10-K for the year ended December 31, 2005, which could cause  actual  results to differ  materially  from those  contained in any forward-looking  statement.  Many of these  factors  are beyond  our  ability to control or predict.

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

         Through our subsidiaries, we currently:

o    own and operate Monticello Raceway (the "Raceway"),  a harness  horseracing facility  located in Monticello,  New York, 90 miles  Northwest of New York
     City. At the Raceway, we conduct  pari-mutual  wagering through the running of live  harness  horse  races,  the import  simulcasting  of  harness  and thoroughbred  horse races from racetracks across the country and the export simulcasting of our races to offsite pari-mutual wagering facilities.

o    operate  in  conjunction  with the New York State  Lottery  more than 1,500 video gaming machines ("VGM") at the grandstand of the Raceway.

o    have an  agreement  with the St.  Regis  Mohawk  Tribe (the  "Mohawks")  to develop  and manage,  subject to  regulatory  approval,  a Class III Indian casino on 29 acres of land adjacent to the Raceway.

o    have an agreement with the Cayuga Nation of New York (the "Cayuga  Nation")
     to develop and manage,  subject to regulatory  approval, a Class III Indian casino  resort and hotel at a location in Sullivan  County,  New York to be determined in the future.

         We plan to grow and diversify our business by marketing our services to gaming and hospitality clients, seeking consulting relationships with additional gaming  clients  and  pursuing  acquisitions,  joint  ventures  or other  growth opportunities.

         We have  spent  significant  amounts  of  money  generated  principally through  the  issuance  of equity and debt in  connection  with our  development activities, primarily for the design, development, financing and construction of our VGM operation,  as well as the  predevelopment,  design, and negotiations of
Indian  casinos.  Predevelopment  costs include  expenses  associated with legal fees, accounting fees and costs relating to employees.  Some of these costs have been capitalized. We periodically review these capitalized costs for impairment.
If such review shows that the assets are  impaired,  the carrying  value will be reduced to fair value which could adversely affect the financial results in that period.

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

RACEWAY OPERATIONS AT MONTICELLO RACEWAY

         Monticello Raceway Management,  Inc., our wholly owned subsidiary, is a
New York corporation that operates the Raceway,  a harness horse racing facility located in Monticello, New York that includes our VGM operation.

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

VIDEO GAMING OPERATIONS AT MONTICELLO RACEWAY

         A VGM is an  electronic  gaming  device  that  allows a patron  to play electronic  versions  of  various  lottery  games of chance  and is  similar  in appearance to a traditional  slot machine.  On June 30, 2004, we began operating
1,744 VGM on 45,000 square feet of floor space at Monticello  Raceway.  At March
31, 2006,  the number of VGM in operation was 1,576.  The VGM operation  employs approximately 300 employees.

         On  April  13,  2005,  New  York  State  enacted  a law  impacting  VGM operations that, among other things,  established a vendor's marketing allowance which is greater  than that  provided  under the then  existing New York law and eliminated the provisions of the prior law which mandated that certain  proceeds from video lottery gaming be reinvested in the horse racing industry. Our vendor
fee  previously  was  not   sufficient  to  cover  the   significant   costs  of
installation,  security,  and operation of video lottery  terminals  while still providing  a  sufficient  return  so as to  ensure,  among  other  things,  that out-of-state operators did not have a competitive advantage.

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

         On August 1, 2005, we entered into a letter  agreement with the Mohawks pursuant to which the  Mohawks  acknowledged  that on April 6, 2000,  the United
States  Department of the Interior advised New York State Governor George Pataki that the  acquisition  of 29 acres at  Monticello  Raceway  would be in the best interest of the Mohawks and would not be detrimental to the community. Under the letter agreement, the Company and the Mohawks affirmed, subject to the requested concurrence  by  Governor  Pataki,  all of their prior  contracts  to develop an
Indian casino at Monticello Raceway (the "St. Regis Mohawk Casino"). The Mohawks
further agreed to (1) satisfy all  requirements for the Bureau of Indian Affairs
(the  "BIA")  in  connection  with the  transfer  of the 29 acres of land to the
United  States  government  in trust for the Mohawks,  (2) resolve any remaining issues for the finalization of the pre-existing management agreement with one of the Company's  subsidiaries for the project previously submitted to the National
Indian Gaming Commission (the "NIGC"),  (3) execute any amendment or revision to such management agreement,  or any collateral  agreements,  that may be mutually agreed  upon in such  process,  (4)  support  the  approval  of such  management agreement,  as so  amended  or  revised,  by the  NIGC  and (5) take any and all reasonably required steps to consummate the land to trust transfer of the parcel pursuant to the April 6, 2000 determination as promptly as practicable following the concurrence of Governor Pataki.

         On March 17, 2006,  through our subsidiaries,  we entered into a series of agreements with the Mohawks which provide for the development,  construction, financing,  operation  and  management  of a Class  III  Indian  casino  on land adjacent to Monticello Raceway. On March 20, 2006, we submitted these agreements to the NIGC for review.  All of the provisions of these  agreements  relating to the  management of the casino are subject to review and approval by the NIGC and the Secretary of the Interior prior to becoming effective. Pending such approval and as a result of such review,  such  provisions may be amended or supplemented by the parties.

         We were advised that on April 13, 2006 the Mohawks were  notified  that the BIA  completed  its  review of the  Environmental  Assessment  ("EA")  for a proposed  transfer  of land into  trust for a casino at the  Monticello  Raceway site. The review identified certain areas of the EA which must be addressed.

CAYUGA CATSKILL RESORT DEVELOPMENT

         On April 3, 2003,  Monticello Casino Management,  the Cayuga Nation and
the  Cayuga   Catskill   Gaming   Authority   (the   "Cayuga   Authority"),   an
instrumentality  of the Cayuga  Nation  formed to  develop  and  conduct  gaming operations  signed an initial form of gaming facility  management  agreement and related  agreements.  The  agreements  provided for us to supply  technical  and financial  assistance to the Cayuga Nation and to serve as its exclusive partner in the  development,  construction,  financing,  operation  and  management of a proposed casino in the Monticello  area. The principal  agreements were extended in December  2005 to December 31, 2006.  Our  agreements  with the Cayuga Nation were entered into through our  principal  subsidiaries.  Subsequent  to entering into our initial agreement with the Cayuga Nation, leadership issues have arisen within the Cayuga Nation.  We entered into the extension  agreement with members of the Cayuga Council who are working to form a provisional government.  Efforts are  underway  to attempt to resolve  the  leadership  issues  within the Cayuga
Nation and we cannot predict the outcome of these efforts.

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

         Monticello  Raceway  Development,  in  connection  with its  gaming and development activities,  capitalizes certain legal,  architectural,  engineering and environmental  study fees, as well as other costs including  salaries of key personnel,  directly  related to the gaming license and  development of the real estate

         During  the three  months  ended  March 31,  2006 and 2005,  Monticello
Raceway  Development  capitalized   approximately  $277,000  and  $2.2  million,
respectively,   of  additional   costs   associated  with  advances  and  casino
development  projects.  Capitalized  costs that are specifically  related to our current  Indian  projects are  refundable  under certain  circumstances  and are non-interest-bearing.  When the  financing of the  operation  is  completed  the gaming  license and  development  costs will be evaluated for refund ability and when  the  operations  of a  proposed  casino  commence  the  balance,  if  any, systematically  recognized over a determinable  period.  These capitalized costs are periodically reviewed for impairment.  At March 31, 2006, Monticello Raceway
Development employed two full-time employees.

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
The Raceway is directly  adjacent to Highway 17, has highly visible  signage and convenient  access  and is less than 1,000  feet from the  highway.  There is no direct  competition at this time for our VGM  operations  within 85 miles of the
Raceway.  However,  on July 4,  2004,  the State of  Pennsylvania  enacted a law allowing for the operation of up to 61,000 slot  machines at 14 gambling  halls, including seven racetracks,  five stand-alone parlors, and two resorts. Pursuant to this new law, slot machine  facilities  could be developed within 30 miles of the Raceway that compete directly with our VGM operation.  Furthermore,  while a number of  prospective  competitors  have  expressed  interest in sponsoring the development  of another  Indian  casino in the  Monticello,  New York  area,  we believe that each of them is at a competitive disadvantage given our site's ease of access,  our  ability to offer  horse  racing and VGM in  addition to regular casino  gambling,  and our  belief  that we and our  partners  are  considerably further along in the regulatory approval process than any other competitor.

         A  number  of  states  are  currently   considering   or   implementing
legislation  to  legalize  or expand  gaming.  Such  legislation  presents  both potential  opportunities  to establish new properties and potential  competitive threats to business at our existing property (such as Pennsylvania).  The timing and occurrence of these events remain uncertain.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our Annual  Report on Form 10-K for the year ended  December  31,  2005 includes a discussion of the critical  accounting policies and estimates that we use in the preparation of our consolidated  financial statements.  There were no significant changes in our critical accounting policies and estimates during the quarter ended March 31, 2006.

RESULTS OF OPERATIONS

   THREE  MONTHS  ENDED MARCH 31, 2006  COMPARED TO THREE MONTHS ENDED MARCH 31,
   2005.

   REVENUES.  Net revenues increased  approximately $6.0 million (35.8%) for the quarter  ended March 31, 2006  compared  to the  quarter  ended March 31,  2005.
Revenue from racing  increased by approximately  $1.7 million  (55.8%);  revenue from VGM operations  increased by  approximately  $4.0 million (30.6%) and food, beverage  and  other  revenue  increased  by  approximately  $393,000  (44.5%) .
Complimentary expenses increased by approximately $129,000.

         The  VGM  operations   experienced  an  increase  in  daily  visits  of
approximately  9% and the daily win per unit increased from $84.42 for the three months ended March 31, 2005 to $121.97 for the three months ended March 31, 2006
(44.5%).  The  average  number of  machines  in service  was 1,744 for the three months ended March 31, 2005  compared to 1,576 for the  corresponding  period in
2006. We attribute  much of the  improvement  in VGM revenues to our  continuing marketing efforts in the geographical areas served by our facility.

         The  increase in racing  revenues  was  primarily a result of increased revenue allocations from OTB facilities. The track that normally shares in those allocations  with us was not in  operation  for the three months ended March 31,
2006 and our allocable share was increased significantly as a result. That track had been in operation in the  corresponding  period in 2005. We believe that our future racing revenues will be reduced  significantly when that track, which has been closed since July 2005, reopens as our allocable share of OTB revenues will decrease.

   RACING  COSTS.   Racing  costs   increased  by   approximately   $927,000  to
approximately  $3.1 million for the three  months ended March 31, 2006  (42.5%).
This is primarily as a result of increases in racing purses reflecting the share of our increased  revenues  which we allocate to racing purses for our horsemen.
Our racing purse costs could increase substantially in the future as a result of current arbitration proceedings with our horsemen as described in more detail in the following section.

   GAMING COSTS.  Gaming (VGM) costs increased by approximately  $2.4 million to approximately  $15.6  million for the three  months ended March 31, 2006 (18.3%)
compared with the  corresponding  period in 2005. This  percentage  increase was
12.3% less than the  percentage  increase  in VGM  revenues  almost  solely as a result of the increase in fees for VGM agents (an  additional 3% of VGM revenue)
and the marketing  allowance granted to VGM agents by the New York State Lottery as reimbursement for qualified marketing expenses incurred by the agents.

   FOOD,  BEVERAGE  AND OTHER  COSTS.  These costs  increased  by  approximately
$116,000 to  approximately  $508,000  for the three  months ended March 31, 2006
(29.6%)  compared  with the  corresponding  period  in 2005.  This  increase  is consistent with the increase in revenues for this classification.

   SELLING,   GENERAL  AND  ADMINISTRATIVE   EXPENSES.   Selling,   general  and
administrative  expenses increased  approximately $976,000 for the first quarter of 2006 as  compared  to the  first  quarter  of  2005.  This  increase  was due primarily to an increase in stock-based  compensation of approximately  $683,000 and an increase in other compensation of approximately $287,000.

   INTEREST EXPENSE.  Interest expense was  approximately  $1.5 million and $1.0 million,  respectively,  for the  quarters  ended March 31,  2006 and 2005.  Our senior  convertible  notes issued in July 2004  provided for an annual  interest rate of 5.5% for the three  months ended March 31, 2005 and a rate of 8% for the three  months  ended March 31,  2006.  This  resulted in an increase in interest expense of  approximately  $406,000.  The  remainder  of the  increase is due to interest on our  revolving  credit  line which had  approximately  $7.6  million outstanding at March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

     We believe  that we have  access to sources  of  working  capital  that are sufficient to fund our  operations  for the remainder of the year ended December
31, 2006.  The results of  operations  of our VGM facility have been improved by the  changes  in the  amount  of  revenue  retained  by VGM  agents  and we have approximately  $2.4 million  available from our revolving credit  facility.  Any significant capital requirements associated with our development projects can be met by additional debt or equity issues when needed.

     Net cash  provided by  operating  activities  during the three months ended
March 31, 2006 was approximately $980,000 compared to net cash used in operating activities  for the three  months  ended  March 31, 2005 of  approximately  $1.3 million.  The decrease in cash used of  approximately  $2.3 million reflects the reduction in net loss,  collections  from the New York Lottery for the marketing allowance  (approximately  $2.1  million in  restricted  cash  receipts)  and an increase in receivables of approximately $1.2 million.

     Net cash used in investing activities was approximately  $348,000 for three months ended March 31, 2006, consisting primarily of approximately  $385,000 for deferred  development  costs.  During the three months ended March 31, 2005, net cash  used in  investing  activities  in was  approximately  $3.5  million,  and consisted  primarily  of  approximately  $1.8  million  for  a new  paddock  and equipment at the Raceway and approximately $1.7 million in costs associated with the casino development project.

     Net cash used in  financing  activity  for the three months ended March 31,
2006  was  approximately  $619,000.  We paid  approximately  $798,000  in  costs associated with recording a mortgage on the Raceway  property for the benefit of the  holders  of our  Senior  Convertible  Notes as  required  by the  Indenture
Agreement for those notes. This expenditure was offset by approximately $141,000 in proceeds from borrowings under our revolving  credit facility.  For the three months  ended March 31, 2005,  net cash  provided by  financing  activities  was approximately $3.8 million.  This represented the proceeds from borrowings under our revolving credit facility of approximately $4.7 million offset by payment of financing  costs of  approximately  $539,000  and a  restricted  cash account of approximately $400,000 associated with the establishment of that agreement.

On January 11, 2005,  we entered into a credit  facility  with Bank of Scotland, pursuant  to which Bank of  Scotland  agreed to  provide  us with a $10  million senior secured  revolving loan (subject to certain  reserves) that was scheduled to mature in two years.  To secure the timely  repayment of any borrowings by us under this credit facility, among other things, we agreed to:

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

     Interest on any loans made pursuant to the credit  facility bear  interest, at our option, at the rate of prime plus 2% or Libor plus 4%. In connection with this credit facility,  the Bank of New York, the noteholders'  trustee under the indenture, and Bank of Scotland, also entered into an Intercreditor Agreement so that Bank of Scotland will have a first priority position,  notwithstanding  the indenture and security documents we executed on July 26, 2004 in connection with our issuance of $65 million of senior  convertible notes due 2014. We anticipate fully utilizing the available funds to meet our development and operating costs.

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

         Our contract with the Monticello  Harness  Horsemen's  Association (the
"Horsemen")  has expired.  Among other things,  this  contract  provides for the amount of revenues from our VGM operations that we allocate to racing purses. We have not been  successful in  negotiations  to renew this contract and, in March
2006,  we and the  Horsemen  agreed to submit  the  matter to the New York State
Racing  and  Wagering  Board  for  binding  arbitration.  The  outcome  of  that arbitration could have a significant  negative impact on our operating  results.
We  presently  allocate  7.51% of our VGM  revenues  to  racing  purses  for the
Horsemen.  During our earlier  contract  negotiations  with the Horsemen,  their representatives made a demand that that amount be 9.25% on the first $50,000,000 of VGM revenues and 8.25% on revenues exceeding $50,000,000. On the basis of our
2006  operations,  if the  Horsemen  were to receive  the  amount  that they are demanding,  based  upon last  years  numbers,  the  expenses  and net loss would increase by approximately $1.0 million.

         On March 8, 2006, we issued 23,013 shares of common stock in payment of dividends on our Series B Preferred  Stock for the year ended December 31, 2005.
The recorded value of these shares was approximately $98,000.

         As of December 31, 2005,  we had net operating  loss carry  forwards of approximately  $91  million  that expire  between  2008 and 2025.  The  Internal
Revenue  Code  allows the  offset of these net  operating  loss  carry  forwards against income earned in future years, thus reducing the tax liability in future years.  Our merger with the operations of Catskill  Development,  L.L.C. in 2004 limits the amount of usable net  operating  losses due to the change in control.
We are evaluating the impact of the limitations for future application.

OFF-BALANCE SHEET ARRANGEMENTS

         On January 12, 2004, in order to better focus on the  development  of a
VGM program at the Raceway and the business arrangements with the Cayuga Nation, all our interests with respect to litigation against Harrah's Operating Company,
Inc.  which  alleged  tortuous   interference   with  contractual  and  business
relationships,  were transferred to a liquidating litigation trust. We agreed to provide the litigation  trust with a $2.5 million line of credit.  Through March
31, 2006, a total of $1,010,000 had been disbursed to the litigation  trust. Due to the unpredictable  nature of the litigation and the pending motions currently under review, we have provided for a valuation  allowance of $1,010,000  against the  receivable  from  the  litigation  trust.  We  expect  to  make  additional disbursements on this line of credit in fiscal year 2006.

         In  connection  with our  development  project with the Mohawks we have agreed to make payments to the tribe to support  operations of the Tribal Gaming
Authority and will provide  technical  assistance,  payment of professional  and legal  consultants  and other  support  as we seek the  necessary  licenses  and approvals to commence  construction.  Our payments to the tribe are estimated to be approximately $29,000 per month in 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not utilize  financial  instruments for trading  purposes and hold no derivative  financial  instruments  which could  expose us to market  risk.  Our exposure to market risks related to fluctuations in interest rates is limited to our  variable  rate  borrowings  of $7.6  million  at March 31,  2006  under our revolving  credit  facility.  A change in  interest  rates of one percent on the balance  outstanding  at March 31,  2006  would  cause a change in total  annual interest costs of $76,000.  The carrying values of these borrowings  approximate their fair values at March 31, 2006.

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

     We carried out an  evaluation as of March 31, 2006,  under the  supervision and with the participation of management,  including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its  disclosure  controls  and  procedures  as  required  by Rule  13a-15 of the
Securities  Exchange Act of 1934, as amended.  Based upon that  evaluation,  the
Chief  Executive  Officer and the Chief  Financial  Officer  concluded  that our disclosure  controls and  procedures  are  effective to timely alert them to any material  information  (including our  consolidated  subsidiaries)  that must be included in our periodic Securities and Exchange Commission filings.

CHANGES IN OUR FINANCIAL REPORTING INTERNAL CONTROLS.

     There has been no change in our internal  control over financial  reporting
(as defined in Rules  13a-15(f) and 15d-15(f)  promulgated  under the Securities
Exchange Act of 1934, as amended) during our fiscal quarter ended March 31, 2006 that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                           EMPIRE RESORTS, INC.

 Dated:  May 12, 2006                       /s/ David P. Hanlon
                                           -----------------------------------
                                           David P. Hanlon
                                           President and Chief Executive Officer

  Dated:  May 12, 2006                      /s/ Ronald J. Radcliffe
                                           -----------------------------------
                                           Ronald J. Radcliffe
                                           Chief Financial Officer

