Form 10-Q
period 2006-06-30
EMPIRE RESORTS INC
filed 2006-08-11
CIK 906780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

                                    ---------

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____ TO _____

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
            (Address of principal executive offices)          (Zip Code)

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

The number of shares outstanding of the issuer's common stock, as of August 10,
2006 was 26,883,469.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

                                      INDEX

PART I           FINANCIAL INFORMATION                                                                PAGE NO.
------           ---------------------                                                                --------

ITEM 1.          Financial Statements

                 Condensed Consolidated Balance Sheets as of June 30, 2006
                       (Unaudited) and December 31, 2005..........................................        1

                 Condensed Consolidated Statements of Operations (Unaudited)
                       for the three and six months ended June 30, 2006 and 2005..................        2

                 Condensed Consolidated Statements of Cash Flows (Unaudited)
                       for the six months ended June 30, 2006 and 2005............................      3 - 4

                 Notes to Condensed Consolidated Financial Statements (Unaudited).................     5 - 25

ITEM 2.          Management's Discussion and Analysis of Financial Condition and Results of
                       Operations.................................................................     25 -33

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk.......................       33

ITEM 4.          Controls and Procedures..........................................................       33

PART II          OTHER INFORMATION
-------          -----------------

                                                      ii

                                  PART I--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

                              EMPIRE RESORTS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                      June 30, 2006   December 31,
                                                                       (Unaudited)        2005
                                                                      -------------   ------------
     ASSETS
Current assets:
     Cash and cash equivalents                                           $ 10,376      $  6,992
     Restricted cash                                                        2,725         4,716
     Accounts receivable                                                    5,632         3,358
     Prepaid expenses and other current assets                              1,267         1,112
                                                                         --------      --------

                  Total current assets                                     20,000        16,178

Property and equipment, net                                                32,110        32,536
Deferred financing costs, net of accumulated amortization of $1,024 in
     2006 and $709 in 2005                                                  3,455         2,973
Deferred development costs                                                  6,382         5,558
                                                                         --------      --------

TOTAL ASSETS                                                             $ 61,947      $ 57,245
                                                                         ========      ========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Revolving credit facility                                           $  7,617      $  7,476
     Accounts payable                                                       3,549         3,529
     Accrued expenses and other current liabilities                        11,984         8,455
                                                                         --------      --------

                  Total current liabilities                                23,150        19,460

Senior convertible notes                                                   65,000        65,000
                                                                         --------      --------

Total liabilities                                                          88,150        84,460

Commitments and contingencies                                                --            --

Stockholders' deficit:
     Preferred stock, 5,000 shares authorized; $0.01 par value -
         Series B, 44 shares issued and outstanding                          --            --
         Series E, $10.00 redemption value, 1,731 shares issued and
         outstanding                                                        6,855         6,855
     Common stock, $0.01 par value, 75,000 shares authorized,
     26,793 and 26,312 shares issued and outstanding
     in 2006 and 2005,
     respectively                                                             268           263
     Additional paid in capital                                            25,015        21,728
     Accumulated deficit                                                  (58,341)      (56,061)
                                                                         --------      --------

                  Total stockholders' deficit                             (26,203)      (27,215)
                                                                         --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $ 61,947      $ 57,245
                                                                         ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                1

                                   EMPIRE RESORTS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT FOR PER SHARE DATA) (UNAUDITED)

                                                                 Three Months Ended      Six Months Ended
                                                                    June  30,                 June 30,
                                                                 ------------------      ----------------
                                                                 2006        2005        2006        2005
                                                                 ----        ----        ----        ----
   REVENUES:
Racing                                                        $  5,174    $  3,607    $  9,804    $  6,579
Gaming                                                          19,825      17,564      37,125      30,815
Food, beverage and other                                         1,636       1,208       2,911       2,091
                                                                ------      ------      ------      ------

GROSS REVENUES                                                  26,635      22,379      49,840      39,485
Less: Promotional allowances                                      (753)       (426)     (1,297)       (842)
                                                                ------      ------      ------      ------
   NET REVENUES                                                 25,882      21,953      48,543      38,643
                                                                ------      ------      ------      ------

   COSTS AND EXPENSES:
Racing                                                           3,322       2,430       6,431       4,612
Gaming                                                          16,656      15,380      32,214      28,531
Food, beverage and other                                           658         467       1,167         859
Selling, general and administrative                              3,641       2,698       7,023       5,103
Impairment loss - deferred development costs                      --         2,318        --         2,318
Depreciation                                                       286         280         569         557
                                                                ------      ------      ------      ------

   TOTAL COSTS AND EXPENSES                                     24,563      23,573      47,404      41,980
                                                                ------      ------      ------      ------

INCOME (LOSS) FROM OPERATIONS                                    1,319      (1,620)      1,139      (3,337)

Amortization of deferred financing costs                           170         146         316         283
Interest expense                                                 1,535         992       3,005       1,996
                                                                ------      ------      ------      ------

                            NET LOSS                              (386)     (2,758)     (2,182)     (5,616)
Cumulative undeclared dividends on preferred stock                 388         388         776         776
                                                                ------      ------      ------      ------

NET LOSS APPLICABLE TO COMMON SHARES                          $   (774)   $ (3,146)   $ (2,958)   $ (6,392)
                                                                ======      ======      ======      ======

Weighted average common shares outstanding, basic and diluted   26,647      26,101      26,487      26,094
                                                                ======      ======      ======      ======

Net loss per common share, basic and diluted                  $  (0.03)   $ (0.12)    $  (0.11)   $  (0.24)
                                                                ======      ======      ======      ======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                     2

                            EMPIRE RESORTS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED) (IN THOUSANDS)

                                                                         Six Months Ended
                                                                             June 30,
                                                                         ----------------
                                                                         2006        2005
                                                                         ----        ----
            CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $ (2,182)   $ (5,616)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
     Depreciation                                                          569         557
     Amortization of deferred financing costs                              316         283
     Allowance for doubtful accounts - Advances to Litigation Trust         80         145
     Impairment loss - deferred development costs                           --       2,318
     Stock-based compensation                                            2,222       1,037
Changes in operating assets and liabilities:
         Restricted cash (VGM Marketing Account)                         1,968        --
         Accounts receivable                                            (2,274)       (963)
         Prepaid expenses and other current assets                        (154)       (154)
         Accounts payable                                                  117        (809)
         Accrued expenses and other current liabilities                  3,530       1,832
                                                                      --------    --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      4,192      (1,370)
                                                                      --------    --------

            CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                                       (143)     (1,915)
Advances - Litigation Trust                                                (80)       (145)
Restricted cash (Racing capital improvement)                                30           7
Deferred development costs                                                (922)     (2,237)
                                                                      --------    --------
NET CASH USED IN INVESTING ACTIVITIES                                   (1,115)     (4,290)
                                                                      --------    --------

            CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from revolving credit facility                                    141       5,737
Proceeds from exercise of stock options                                    971          23
Restricted cash (related to revolving credit facility)                      (7)       (400)
Deferred financing costs paid                                             (798)       (539)
                                                                      --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  307       4,821
                                                                      --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     3,384        (839)

CASH AND CASH EQUIVALENTS, beginning of period                           6,992       7,164
                                                                      --------    --------

CASH AND CASH EQUIVALENTS, end of period                              $ 10,376    $  6,325
                                                                      ========    ========

                                         (Continued)

                                             3

                            EMPIRE RESORTS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED) (IN THOUSANDS)

                                                                         Six Months Ended
                                                                             June 30,
                                                                         ----------------
                                                                         2006        2005
                                                                         ----        ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest during the period                              $  3,122    $  1,969

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Common stock issued in settlement of preferred stock dividends        $     98    $    142
Noncash additions to deferred development costs                       $     98    $    595

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                             4

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A. SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

BASIS FOR PRESENTATION

         The condensed consolidated financial statements and notes as of June
30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 are unaudited and include the accounts of Empire Resorts, Inc. and subsidiaries
("Empire" or "the Company" or "we").

         We operate through three principal subsidiaries, Monticello Raceway
Management, Inc. ("Monticello Raceway Management"), Monticello Casino
Management, LLC ("Monticello Casino Management") and Monticello Raceway
Development Company, LLC ("Monticello Raceway Development"). Currently, only
Monticello Raceway Management has operations which generate revenue.

         The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and the footnotes required by Accounting Principles Generally
Accepted in the United States of America for complete financial statements and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December
31, 2005. The results of operations for the interim period should not be indicative of results to be expected for the full year.

         To conform to the 2006 presentation, certain amounts in the prior year condensed consolidated financial statements have been reclassified.

LIQUIDITY

         We believe that we have access to sources of working capital that are sufficient to fund our operations for the year ended December 31, 2006. The results of operations of our video gaming machine ("VGM") facility have been improved by the changes in the amount of revenue retained by VGM agents and we have approximately $2.4 million available from our revolving credit facility.
Any significant capital requirements associated with our development projects can be met by additional debt or equity issues, if available.

NATURE OF BUSINESS

         During the past three years, we have concentrated on developing gaming operations in New York State. Through our subsidiaries, we intend to develop a gaming resort in Monticello, New York that includes harness horse racing, VGM's and an Indian casino as well as to develop another Indian casino in New York
State. We continue to explore other possible development projects.

         RACEWAY AND VGM OPERATIONS

         Monticello Raceway Management, a wholly owned subsidiary, is a New York corporation that operates Monticello Raceway (the "Raceway"), a harness horse racing facility and a VGM facility (Mighty M Gaming at Monticello Raceway) in
Monticello, New York.

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

         A VGM is an electronic gaming device which allows a patron to play electronic versions of various lottery games of chance and is similar in appearance to a traditional slot machine. On October 31, 2001, the State of New
York enacted a bill designating seven racetracks, including the Raceway, to install and operate VGMs. Under the program, the New York State Lottery has authorized an allocation of up to 1,800 VGMs to the Raceway. Currently,
Monticello Raceway Management operates 1,576 VGMs on 45,000 square feet of floor space at the Raceway.

         ST. REGIS MOHAWK RESORT DEVELOPMENT

         Beginning in 1996, we attempted to develop a casino with the St. Regis
Mohawk Tribe and in 2000 received certain federal approvals needed to build a casino with the St. Regis Mohawk Tribe adjacent to the Raceway that would have been managed by an affiliate of our predecessor, Catskill Development, L.L.C.,
("CDL"). Such approvals required the concurrence of the Governor of New York.
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

         Under the currently proposed form of the Gaming Facility Management
Agreement, the St. Regis Mohawk Gaming Authority (the "Authority") will retain us to manage all casino style gaming activities, other than horserace wagering and Class II gaming, that may be conducted on the land for seven years commencing upon the NIGC's approval of the agreement. We would also be retained to manage all lawful commercial activities on the land related to gaming such as automatic teller machines, food service, lodging and retail. At the same time, we have agreed to assist the Authority to obtain financing for the gaming enterprise and all related commercial activities. In exchange for these services, we are entitled to receive a management fee equal to 30% of the net revenues derived from the operations we manage.

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

NOTE B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REVENUE AND EXPENSE RECOGNITION. Revenues represent (i) revenues from pari-mutual wagering earned from live harness racing and simulcast signals from other tracks, (ii) the net win from VGMs and (iii) food and beverage sales, net of promotional allowances, and other miscellaneous income. We recognize revenues from pari-mutual wagering earned from live harness racing and simulcast signals from other tracks at the end of each racing day, before deductions of such related expenses as purses, stakes and awards. Revenue from the VGM operations is the difference between the amount wagered by bettors and the amount paid out to bettors and is referred to as the net win. We recognize revenues from pari-mutual wagering and VGM operations at the end of each day of operation. The net win is included in the amount recorded in our condensed consolidated financial statements as gaming revenue. We report incentives related to VGM play and points earned in loyalty programs as a reduction of gaming revenue.
Operating costs include (i) the amounts paid to the New York State Lottery for the State's share of the net win, (ii) amounts due to the Horsemen and Breeder's for their share of the net win and (iii) amounts paid for harness racing purses, stakes and awards. Also included in operating costs are the costs associated with the sale of food, beverage and other miscellaneous items and the marketing allowance from the New York State Lottery.

         We currently have a point loyalty program ("Player's Club") for our VGM customers which allows them to earn points based on the volume of their VGM activity. The estimated redemption value of points earned by customers is recorded as an expense in the period the points are earned. We estimate the amount of points which will be redeemed and record the estimated redemption value of those points as a reduction from revenue in promotional allowances. The factors included in this estimation process include an overall redemption rate, the cost of awards to be offered and the mix of cash, goods and services for which the points will be redeemed. We use historical data to estimate these amounts. The liability recorded for unredeemed points was approximately $177,000 and $150,000 at June 30, 2006 and December 31, 2005, respectively.

         PRINCIPLES OF CONSOLIDATION. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents include cash on account, demand deposits and certificates of deposit with original maturities of three months or less at acquisition. The Company maintains significant cash balances with financial institutions which are not covered by the Federal
Deposit Insurance Corporation. The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.
Approximately $1.1 million of cash is held in reserve according to the New York
State Lottery Rules and Regulations.

         RESTRICTED CASH.  We have three types of restricted cash accounts.

         Under New York State Racing, Pari-Mutuel Wagering and Breeding Law,
Monticello Raceway Management is obliged to withhold a certain percentage of certain types of wagers towards the establishment of a cash fund, the use of which is restricted to the funding of approved capital improvements.
Periodically during the year, Monticello Raceway Management petitions the Racing and Wagering Board to certify that the noted expenditures are eligible for reimbursement from the capital improvement fund. The balances in this account were approximately $123,000 and $153,000 at June 30, 2006 and December 31, 2005,
respectively.

         In April 2005, the New York law governing VGM operations was modified to provide an increase in the revenues retained by the VGM operator. A portion of that increase was designated as a reimbursement of marketing expenses incurred by the VGM operator. The amount of revenues directed toward this reimbursement is deposited in a bank account under the control of the New York
State Lottery and the VGM operator. The funds are transferred from this account to the operator upon the approval by the Lottery officials of the reimbursement requests submitted by the operator. The balances in this account were approximately $2,183,000 and $4,151,000 at June 30, 2006 and December 31, 2005,
respectively.

         In connection with our revolving credit agreement, we agreed to maintain a restricted reserve bank account with the lending institution. The balances in this account were approximately $419,000 and $412,000 at June 30,
2006 and December 31, 2005, respectively.

         ACCOUNTS RECEIVABLE. Accounts receivable are reported at the amount outstanding. Management expects to collect the entire amount and, accordingly, determined that no allowance is required at June 30, 2006 or December 31, 2005.
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

         LOSS CONTINGENCIES. There are times when non-recurring events occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for loss contingencies typically relate to certain legal proceedings, customer and other claims and litigation. As required by Statement of Financial Accounting Standards (" SFAS") No. 5, we determine whether an accrual for a loss contingency is appropriate by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our legal proceedings, warranty and other claims and litigation based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. The adverse resolution of any one or more of these matters over and above the amounts that have been estimated and accrued in the current condensed consolidated financial statements could have a material adverse effect on our business, results of operations and financial condition.

         LOSS PER COMMON SHARE. We compute basic loss per share by dividing loss applicable to common shares by the weighted-average common shares outstanding for the year. Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Since the effect of outstanding options and warrants is anti-dilutive with respect to losses, they have been excluded from our computation of loss per common share. Therefore, basic and diluted losses per common share for the three and six months ended June 30, 2006 and
2005 were the same.

         The following table shows the securities outstanding at June 30, 2006 and 2005 that could potentially dilute basic income per share in the future but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

                                                      Outstanding at June 30,
                                                      -----------------------
                                                         2006          2005
                                                         ----          ----
Options                                                7,393,000    2,351,000
Warrants                                                 250,000      250,000
Shares issuable upon conversion of convertible debt    5,175,000    4,727,000
Unvested restricted stock                                 89,000      175,000
                                                      ----------    ---------
Total                                                 12,907,000    7,503,000
                                                      ==========    =========

         ADVERTISING. We expense the costs of general advertising, promotion and marketing programs at the time the costs are incurred. Advertising expense was approximately $502,000 and $735,000, respectively, for the three and six months ended June 30, 2006 and approximately $162,000 and $340,000, respectively, for the three and six months ended June 30, 2005.

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

         STOCK-BASED COMPENSATION. In December 2004, the Financial Accounting
Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based
Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) supersedes Accounting Principles
Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and
amends SFAS No. 95, "Statement of Cash Flows." Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in
SFAS No. 123. Effective January 1, 2003, our Company has adopted SFAS No. 123 and used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. Our Company adopted SFAS No. 123(R), using the modified-prospective method, beginning January 1, 2006. Based on the terms of our plans, our Company did not have a cumulative effect related to its plans.
Our Company also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula. In the first quarter of 2006, the adoption of SFAS No. 123(R) did not have a material impact on our first quarter stock-based compensation expense. Further, we believe the adoption of SFAS No.
123(R) will not have a material impact on our Company's future stock-based compensation expense. As of June 30, 2006, there was approximately $2.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a period of 3 years. This expected cost does not include the impact of any future stock-based compensation awards.

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

FIN NO. 48

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for
Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109" ("FIN
48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing this new standard to determine its effects, if any, on our consolidated results of operations or financial position.

NOTE C. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at June 30, 2006 and
December 31, 2005:

                                        (in Thousands)
                                    -----------------------
                                     June 30,   December
                                       2006     31, 2005
                                     --------   --------

Land                                $    770    $    770
Land improvements                      1,495       1,495
Buildings                              4,589       4,583
Building improvements                 24,464      24,454
Vehicles                                 127         120
Furniture, fixtures and equipment      2,858       2,738
                                    --------    --------
                                      34,303      34,160
Less - Accumulated depreciation       (2,193)     (1,624)
                                    --------    --------

                                    $ 32,110    $ 32,536
                                    ========    ========

         Depreciation expense was approximately $286,000 and $569,000, respectively, for the three and six months ending June 30, 2006 and approximately $280,000 and $557,000, respectively, for the three and six months ending June 30, 2005.

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

         The following tables reflect activity in the deferred development cost accounts for the six months ended June 30, 2006 and 2005.

                                                                      Activity for Six Months
                                                                        Ended June 30, 2006
                                                                      -----------------------
                                                            Balance
                                                           January 1,                              Balance
                                                             2006      Additions   Impairment   June 30, 2006
                                                             ----      ---------   ----------   -------------
                                                                              (in thousands)
  Advances to and payments on behalf of the St
               Regis Mohawk Tribe:
Advances for operations of Tribal Gaming
Authority                                                   $    67     $   165      $  --        $   232
Legal fees and other professional fees relating
to casino resort development                                    163         597         --            760
                                                            -------     -------      -------      -------

                                                                230         762         --            992
Costs specifically associated with site at Raceway            5,328          62         --          5,390
                                                            -------     -------      -------      -------
Total development costs                                     $ 5,558     $   824      $  --        $ 6,382
                                                            =======     =======      =======      =======

                                                                      Activity for Six Months
                                                                        Ended June 30, 2006
                                                                      -----------------------
                                                            Balance
                                                           January 1,                              Balance
                                                             2005      Additions   Impairment   June 30, 2006
                                                             ----      ---------   ----------   -------------
                                                                              (in thousands)
 Advances to and payments on behalf of the
               Cayuga Nation of New York:
Advances for operations of Tribal Gaming Authority          $   305     $   370      $  --        $   675
Legal fees and other professional fees relating
to casino resort development                                  2,202       1,650         --          3,852
Value of common stock issued to Tribe in
connection with exclusive development agreement               3,890        --           --          3,890
                                                            -------     -------      -------      -------
                                                              6,397       2,020         --          8,417
                                                            -------     -------      -------      -------

 Advances to and payments on behalf of the
               Seneca-Cayuga Tribe of Oklahoma:
Advances for operations of Tribal Gaming Authority              620        --           (620)        --
Legal fees and other professional fees relating
to casino resort development                                  1,123         575       (1,698)        --
                                                            -------     -------      -------      -------

                                                              1,743         575       (2,318)        --
                                                            -------     -------      -------      -------

Costs specifically associated with site at Raceway            5,580         237         --          5,817
                                                            -------     -------      -------      -------
Total development costs                                     $13,720     $ 2,832      $(2,318)     $14,234
                                                            =======     =======      =======      =======

         In connection with our development project with the Mohawks we have agreed to make payments to the tribe to support operations of the Tribal Gaming Authority and will provide technical assistance, payment of professional and legal consultants and other support as we seek the necessary licenses and approvals to commence construction. Our payments to the tribe are estimated to be approximately $29,000 per month for the remainder of 2006.

NOTE E. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities is comprised of the following at June 30, 2006 and December 31, 2005:

                                                            June 30,  Dec. 31,
                                                              2006      2005
                                                            --------  --------
                                                              (in thousands)
                                                            ------------------
Liability for horseracing purses                            $ 6,380   $ 3,328
Accrued interest                                              2,167     2,284
Accrued payroll                                                 627       624
Accrued other                                                 2,810     2,219
                                                            -------   -------
     Total accrued expenses and other current liabilities   $11,984   $ 8,455
                                                            =======   =======

NOTE F. SENIOR CONVERTIBLE NOTES

         On July 26, 2004, we issued $65 million of 5.5% senior convertible notes (the "notes") which are convertible into approximately 5.2 million shares of common stock, subject to adjustment upon the occurrence or non-occurrence of certain events. The notes were issued with a maturity date of July 31, 2014 and the holders have the right to demand that we repurchase the notes at par plus accrued interest on July 31, 2009. Interest is payable semi-annually on January
31 and July 31 to the persons who are registered holders at the close of business on each January 15 and July 15 immediately preceding the applicable interest payment date.

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

         We recognized interest expense associated with the notes of approximately $1.3 million and $2.6 million, respectively, for the three and six months ended June 30, 2006 and approximately $894,000 and $1.8 million, respectively, for the three and six months ended June 30, 2005.

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

         We recognized interest expense for the Credit Facility of approximately
$235,000 and $405,000, respectively, in the three and six months ended June 30,
2006 and approximately $98,000 and $208,000, respectively, in the three and six months ended June 30, 2005. At June 30, 2006 we were in compliance with the financial covenants contained in our agreement with the Bank of Scotland.

NOTE H. SUPPLEMENTAL GUARANTOR INFORMATION

         As discussed in Notes F and G, our obligations with respect to our Senior Convertible Notes and Revolving
Credit Facility are guaranteed by our operating subsidiaries.

                                          EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATING BALANCE SHEET
                                                      JUNE 30, 2006
                                                       (UNAUDITED)
                                                     (IN THOUSANDS)

                                                                                                          Consolidated
                                            Empire        Guarantor      Non-Guarantor     Eliminating       Empire
                                         Resorts, Inc.  Subsidiaries     Subsidiaries        Entries      Resorts, Inc.
                                         -------------  ------------     ------------        -------      -------------

ASSETS
Cash and cash equivalents                $     155       $  10,221        $    --          $    --          $  10,376
Restricted cash                                419           2,306             --               --              2,725
Accounts receivable                           --             5,632             --               --              5,632
Prepaid expenses and other assets               85           1,182             --               --              1,267
Investments in subsidiaries                  5,060            --               --             (5,060)            --
Inter-company accounts                     150,184            --               --           (150,184)            --
Property and equipment, net                      8          32,102             --               --             32,110
Deferred financing costs, net                3,455            --               --               --              3,455
Deferred development costs                      62           6,320             --               --              6,382
                                         ---------       ---------        ---------        ---------        ---------

TOTAL ASSETS                             $ 159,428       $  57,763        $    --          $(155,244)       $  61,947
                                         =========       =========        =========        =========        =========

LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT )

Revolving credit facility                $   7,617       $    --          $    --          $    --          $   7,617
Accounts payable                             1,059           2,490             --               --              3,549
Accrued expenses and other liabilities       2,417           9,567             --               --             11,984
Inter-company accounts                        --            56,602           93,582         (150,184)            --
Senior convertible notes                    65,000            --               --               --             65,000
                                         ---------       ---------        ---------        ---------        ---------
Total liabilities                           76,093          68,659           93,582         (150,184)          88,150

Stockholders' equity (deficit)              83,335         (10,896)         (93,582)          (5,060)         (26,203)
                                         ---------       ---------        ---------        ---------        ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)           $ 159,428       $  57,763        $    --          $(155,244)       $  61,947
                                         =========       =========        =========        =========        =========

                                          EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATING BALANCE SHEET
                                                    DECEMBER 31, 2005
                                                     (IN THOUSANDS)

                                                                                                          Consolidated
                                            Empire        Guarantor      Non-Guarantor     Eliminating       Empire
                                         Resorts, Inc.  Subsidiaries     Subsidiaries        Entries      Resorts, Inc.
                                         -------------  ------------     ------------        -------      -------------

ASSETS
Cash and cash equivalents                $     636       $   6,356        $    --          $    --          $   6,992
Restricted cash                                412           4,304             --               --              4,716
Accounts receivable                           --             3,358             --               --              3,358
Prepaid expenses and other assets               86           1,026             --               --              1,112
Investments in subsidiaries                  5,060            --               --             (5,060)            --
Inter-company accounts                     152,108            --               --           (152,108)            --
Property and equipment, net                     11          32,525             --               --             32,536
Deferred financing costs, net                2,973            --               --               --              2,973
Deferred development costs                    --             5,558             --               --              5,558
                                         ---------       ---------        ---------        ---------        ---------
TOTAL ASSETS                             $ 161,286       $  53,127        $    --          $(157,168)       $  57,245
                                         =========       =========        =========        =========        =========

LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)

Revolving credit facility                $   7,476       $    --          $    --          $    --          $   7,476
Accounts payable                               982           2,547             --               --              3,529
Accrued expenses and other liabilities       2,461           5,994             --               --              8,455
Inter-company accounts                        --            58,526           93,582         (152,108)            --
Senior convertible notes                    65,000            --               --               --             65,000
                                         ---------       ---------        ---------        ---------        ---------
Total liabilities                           75,919          67,067           93,582         (152,108)          84,460

Stockholders' equity (deficit)              85,367         (13,940)         (93,582)          (5,060)         (27,215)
                                         ---------       ---------        ---------        ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                         $ 161,286       $  53,127        $    --          $(157,168)       $  57,245
                                         =========       =========        =========        =========        =========

                                          EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                            THREE MONTHS ENDED JUNE 30, 2006
                                                       (UNAUDITED)
                                                     (IN THOUSANDS)

                                                                                                          Consolidated
                                            Empire        Guarantor      Non-Guarantor     Eliminating       Empire
                                         Resorts, Inc.  Subsidiaries     Subsidiaries        Entries      Resorts, Inc.
                                         -------------  ------------     ------------        -------      -------------

REVENUES
   Racing                                $   --          $  5,174         $     --         $    --          $  5,174
   Gaming                                    --            19,825               --              --            19,825
   Food, beverage and other                     3           1,633               --              --             1,636
                                         ---------       ---------        ---------        ---------        ---------

Gross revenues                                  3          26,632               --              --            26,635
Less: Promotional allowances                 --              (753)              --              --              (753)
                                         ---------       ---------        ---------        ---------        ---------

Net revenues                                    3          25,879               --              --            25,882
                                         ---------       ---------        ---------        ---------        ---------

COSTS AND EXPENSES
Racing                                       --             3,322               --              --             3,322
Gaming                                       --            16,656               --              --            16,656
Food, beverage and other                     --               658               --              --               658
Selling, general and administrative         2,113           1,528               --              --             3,641
Depreciation                                    1             285               --              --               286
                                         ---------       ---------        ---------        ---------        ---------
                Total costs and expenses    2,114          22,449               --              --            24,563
                                         ---------       ---------        ---------        ---------        ---------

Income (loss) from operations              (2,111)          3,430               --              --             1,319

Amortization of deferred financing costs      170            --                 --              --               170
Inter-company interest (income) expense
& other                                      (721)            721               --              --              --

Interest expense                            1,535            --                 --              --             1,535
                                         ---------       ---------        ---------        ---------        ---------

Net income (loss)                        $ (3,095)       $  2,709               --              --          $   (386)
                                         =========       =========        =========        =========        =========

                                          EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                            THREE MONTHS ENDED JUNE 30, 2005
                                                       (UNAUDITED)
                                                     (IN THOUSANDS)

                                                                                                          Consolidated
                                            Empire        Guarantor      Non-Guarantor     Eliminating       Empire
                                         Resorts, Inc.  Subsidiaries     Subsidiaries        Entries      Resorts, Inc.
                                         -------------  ------------     ------------        -------      -------------

REVENUES
   Racing                                $   --          $  3,607         $     --         $    --          $  3,607
   Gaming                                    --            17,564               --              --            17,564
   Food, beverage and other                  --             1,208               --              --             1,208
                                         ---------       ---------        ---------        ---------        ---------

Gross revenues                               --            22,379               --              --            22,379
Less: Promotional allowances                 --              (426)              --              --              (426)
                                         ---------       ---------        ---------        ---------        ---------
Net revenues                                 --            21,953               --              --            21,953
                                         ---------       ---------        ---------        ---------        ---------

COSTS AND EXPENSES
Racing                                       --             2,430               --              --             2,430
Gaming                                       --            15,380               --              --            15,380
Food, beverage and other                     --               467               --              --               467
Selling, general and administrative         1,817             881               --              --             2,698
Impairment loss - deferred development
costs                                                       2,318                                              2,318
Depreciation                                 --               280               --              --               280
                                         ---------       ---------        ---------        ---------        ---------

                Total costs and expenses    1,817          21,756               --              --            23,573
                                         ---------       ---------        ---------        ---------        ---------

Income (loss) from operations              (1,817)            197               --              --            (1,620)
Amortization of deferred financing costs      146            --                 --              --               146
Inter-company interest (income) expense
& other                                    (1,300)          1,300               --              --              --
Interest expense                              992            --                 --              --               992
                                         ---------       ---------        ---------        ---------        ---------

Net loss                                 $ (1,655)       $ (1,103)              --              --          $ (2,758)
                                         =========       =========        =========        =========        =========

                                          EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                             SIX MONTHS ENDED JUNE 30, 2006
                                                       (UNAUDITED)
                                                     (IN THOUSANDS)

                                                                                                          Consolidated
                                            Empire        Guarantor      Non-Guarantor     Eliminating       Empire
                                         Resorts, Inc.  Subsidiaries     Subsidiaries        Entries      Resorts, Inc.
                                         -------------  ------------     ------------        -------      -------------

REVENUES
   Racing                                $   --          $  9,804         $     --         $    --          $  9,804
   Gaming                                    --            37,125               --              --            37,125
   Food, beverage and other                     8           2,903               --              --             2,911
                                         ---------       ---------        ---------        ---------        ---------

Gross revenues                                  8          49,832               --              --            49,840
Less: Promotional allowances                 --            (1,297)              --              --            (1,297)
                                         ---------       ---------        ---------        ---------        ---------

Net revenues                                    8          48,535               --              --            48,543
                                         ---------       ---------        ---------        ---------        ---------

COSTS AND EXPENSES
Racing                                       --             6,431               --              --             6,431
Gaming                                       --            32,214               --              --            32,214
Food, beverage and other                     --             1,167               --              --             1,167
Selling, general and administrative         4,418           2,605               --              --             7,023
Depreciation                                    2             567               --              --               569
                                         ---------       ---------        ---------        ---------        ---------

                Total costs and expenses    4,420          42,984               --              --            47,404
                                         ---------       ---------        ---------        ---------        ---------

Income (loss) from operations              (4,412)          5,551               --              --             1,139
Amortization of deferred financing costs      316            --                 --              --               316
Inter-company interest (income) expense
& other                                    (2,508)          2,508               --              --              --
Interest expense                            3,005            --                 --              --             3,005
                                         ---------       ---------        ---------        ---------        ---------

Net income (loss)                        $ (5,225)       $  3,043               --              --          $ (2,182)
                                         =========       =========        =========        =========        =========

                                          EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                             SIX MONTHS ENDED JUNE 30, 2005
                                                       (UNAUDITED)
                                                     (IN THOUSANDS)

                                                                                                          Consolidated
                                            Empire        Guarantor      Non-Guarantor     Eliminating       Empire
                                         Resorts, Inc.  Subsidiaries     Subsidiaries        Entries      Resorts, Inc.
                                         -------------  ------------     ------------        -------      -------------

REVENUES
   Racing                                $   --          $  6,579         $     --         $    --          $  6,579
   Gaming                                    --            30,815               --              --            30,815
   Food, beverage and other                     3           2,088               --              --             2,091
                                         ---------       ---------        ---------        ---------        ---------

Gross revenues                                  3          39,482               --              --            39,485
Less: Promotional allowances                 --              (842)              --              --              (842)
                                         ---------       ---------        ---------        ---------        ---------

Net revenues                                    3          38,640               --              --            38,643
                                         ---------       ---------        ---------        ---------        ---------

COSTS AND EXPENSES
Racing                                       --             4,612               --              --             4,612
Gaming                                       --            28,531               --              --            28,531
Food, beverage and other                     --               859               --              --               859
Selling, general and administrative         3,451           1,652               --              --             5,103
Impairment loss - deferred development
costs                                                       2,318                                               2,318
Depreciation                                 --               557               --              --               557
                                         ---------       ---------        ---------        ---------        ---------

                Total costs and expenses    3,451          38,529               --              --            41,980
                                         ---------       ---------        ---------        ---------        ---------
Income (loss) from operations              (3,448)            111               --              --            (3,337)
Amortization of deferred financing costs      283            --                 --              --               283
Inter-company interest (income) expense
& other                                    (2,600)          2,600               --              --              --
Interest expense                            1,996            --                 --              --             1,996
                                         ---------       ---------        ---------        ---------        ---------

Net loss                                 $ (3,127)       $ (2,489)              --              --          $ (5,616)
                                         =========       =========        =========        =========        =========

                                          EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                             SIX MONTHS ENDED JUNE 30, 2006
                                                       (UNAUDITED)
                                                     (IN THOUSANDS)

                                                                                                          Consolidated
                                            Empire        Guarantor      Non-Guarantor     Eliminating       Empire
                                         Resorts, Inc.  Subsidiaries     Subsidiaries        Entries      Resorts, Inc.
                                         -------------  ------------     ------------        -------      -------------

Net cash provided by (used in)
operating activities                     $ (2,569)       $  6,761         $   --           $   --           $  4,192
                                         ---------       ---------        ---------        ---------        ---------

Cash flows from investing activities:
  Purchases of property and equipment        --              (143)            --               --               (143)
  Advances - Litigation Trust                 (80)           --               --               --                (80)
  Restricted cash (Racing capital
  improvement)                               --                30            --                 --                 30
  Deferred development costs                  (62)           (860)            --               --               (922)
  Advances to Empire Resorts, Inc.           --            (1,924)            --              1,924             --
                                         ---------       ---------        ---------        ---------        ---------
Net cash used in investing activities        (142)         (2,897)            --              1,924           (1,115)
                                         ---------       ---------        ---------        ---------        ---------

Cash flows from financing activities:
  Proceeds from revolving credit facility     141            --               --               --                141
  Proceeds form exercise of stock options     971            --               --               --                971
  Restricted cash (related to revolving
  credit facility)                             (7)           --               --               --                 (7)
  Advances from subsidiaries                1,924            --               --             (1,924)            --
  Deferred financing costs paid              (798)           --               --               --               (798)
                                         ---------       ---------        ---------        ---------        ---------
Net cash provided by (used in) financing
activities                                  2,231            --               --             (1,924)             307
                                         ---------       ---------        ---------        ---------        ---------

Net increase (decrease) in cash and cash
equivalents                                  (480)          3,864             --               --              3,384
Cash and cash equivalents, beginning of
period                                        635           6,357             --               --              6,992
                                         ---------       ---------        ---------        ---------        ---------

Cash and cash equivalents, end of period $    155        $ 10,221         $   --           $   --           $ 10,376
                                         =========       =========        =========        =========        =========

                                          EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                             SIX MONTHS ENDED JUNE 30, 2005
                                                       (UNAUDITED)
                                                     (IN THOUSANDS)

                                                                                                          Consolidated
                                            Empire        Guarantor      Non-Guarantor     Eliminating       Empire
                                         Resorts, Inc.  Subsidiaries     Subsidiaries        Entries      Resorts, Inc.
                                         -------------  ------------     ------------        -------      -------------

Net cash provided by (used in)
operating activities                     $(1,603)        $   233          $  --            $  --            $(1,370)
                                         ---------       ---------        ---------        ---------        ---------

Cash flows from investing activities:
  Purchases of property and equipment       --            (1,915)            --               --             (1,915)
  Advances - Litigation Trust               (145)           --               --               --               (145)
  Restricted cash (Racing capital
  improvement)                              --                 7             --               --                  7
  Deferred development costs                --            (2,237)            --               --             (2,237)
  Advances to subsidiaries                (4,970)           --               --              4,970             --
                                         ---------       ---------        ---------        ---------        ---------

Net cash used in investing activities     (5,115)         (4,145)            --              4,970           (4,290)
                                         ---------       ---------        ---------        ---------        ---------

Cash flows from financing activities:
  Proceeds from revolving credit
  facility                                 5,737            --               --               --              5,737
  Proceeds from exercise of stock
  options                                     23            --               --               --                 23
  Restricted cash (related to
  revolving credit facility)                (400)           --               --               --               (400)
  Deferred financing costs paid             (539)           --               --               --               (539)
  Advances from Empire Resorts, Inc.                       4,970             --             (4,970)            --
                                         ---------       ---------        ---------        ---------        ---------
Net cash provided by financing
activities                                 4,821           4,970             --             (4,970)           4,821
                                         ---------       ---------        ---------        ---------        ---------

Net increase (decrease) in cash and
cash equivalents                          (1,897)          1,058             --               --               (839)
Cash and cash equivalents, beginning
of period                                  1,903           5,261             --               --              7,164
                                         ---------       ---------        ---------        ---------        ---------

Cash and cash equivalents, end of
period                                   $     6         $ 6,319          $  --            $  --            $ 6,325
                                         =========       =========        =========        =========        =========

NOTE I. STOCKHOLDERS' EQUITY

         On March 8, 2006, we granted 10,000 options to all six of our non-employee directors and an additional 5,000 options to the chairman of the
Audit Committee of the Board. The options vested upon grant, have a strike price of $4.26 and expire ten years from the date of grant. In the six months ended
June 30, 2006, we recorded stock-based compensation expense of $249,000 for these grants based upon the estimated value of the options at the date of grant.

         On January 7, 2005, 10,000 options were granted to all six of our non-employee directors to purchase common stock at $8.51 per share. These options were immediately vested and expire in ten years. Compensation expense relating to these grants of approximately $380,000 in total was included in the results of operations for the six months ended June 30, 2005.

         On March 18, 2005, we issued 30,000 incentive stock options with a strike price of $8.26 to an employee that vest over one year. The expense associated with this grant was $0 and approximately $10,000 for the three and six months ended June 30, 2006, respectively, and approximately $131,000 and
$137,000 for the three and six months ended June 30, 2005, respectively .

         Stock-based compensation expense included in selling, general and administrative expenses is approximately $981,000 and $2,222,000, respectively, for the three and six months ended June 30, 2006 and approximately $478,000 and
$1,037,000, respectively, for the three and six months ended June 30,2005.

         On March 8, 2006, we authorized issuance of 23,103 shares of our common stock as payment of dividends due for the year ended December 31, 2005 on our
Series B preferred stock. The approximate value of $98,000 was recorded as a reduction of retained earnings and an increase in common stock and additional paid in capital in the six months ended June 30, 2006.

         On February 16, 2005, we issued 12,640 shares of common stock in settlement of all outstanding dividends from the year ending December 31, 2004.
The shares were valued at approximately $142,000 and recorded in the six months ended June 30, 2005.

         On May 23, 2005, options that were granted to certain officers and our former Chief Executive Officer who resigned from their respected positions were guaranteed a one year extension of their expiration date. These options were issued at $2.12 in 2003. Under normal circumstances, options expire three months after affiliation. This extension resulted in approximately $234,000 of compensation expense in the quarter ended June 30, 2005.

NOTE J. CONCENTRATION

         One debtor represented approximately 58% of the total outstanding accounts receivable as of June 30, 2006 and three debtors represented approximately 52% of the total outstanding accounts receivable as of December
31, 2005.

NOTE K. COMMITMENTS AND CONTINGENCIES

         CASINO DEVELOPMENT. We are committed to provide development assistance in connection with the establishment and initial operations of tribal gaming authorities for New York State gaming operations for the Mohawks. We are also committed to incur costs associated with the development of a casino resort with the Mohawks.

         LITIGATION TRUST. On January 12, 2004, in order to better focus on our business plan, all of our interests with respect to litigation against Harrah's
Operating Company, Inc. were transferred to a liquidating litigation trust. We agreed to provide the litigation trust with a $2.5 million line of credit. As of
June 30, 2006, we have advanced $1,090,000 against that line of credit.

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

         Through our subsidiaries, we currently:

o   own and operate Monticello Raceway (the "Raceway"), a harness horseracing facility located in Monticello, New York, 90 miles Northwest of New York
    City. At the Raceway, we conduct pari-mutual wagering through the running of live harness horse races, the import of simulcasting of harness and thoroughbred horse races from racetracks across the country and the export simulcasting of our races to offsite pari-mutual wagering facilities.

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

VIDEO GAMING OPERATIONS AT MONTICELLO RACEWAY

         A VGM is an electronic gaming device that allows a patron to play electronic versions of various lottery games of chance and is similar in appearance to a traditional slot machine. On June 30, 2004, we began operating
1,744 VGM on 45,000 square feet of floor space at Monticello Raceway. At June
30, 2006, the number of VGM in operation was 1,576. The VGM operation employs approximately 300 employees.

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

ST. REGIS MOHAWK RESORT DEVELOPMENT

         We had previously attempted to develop a casino with the Mohawks in
2000. Specifically, the Mohawks received certain federal approvals needed in
2000 to build a casino at the Raceway that would have been managed by the
Company's predecessor, Catskill Development, L.L.C. However, in April 2000, the
Mohawks agreed to work exclusively with Park Place Entertainment Corporation, now part of Harrah's Entertainment, Inc., which proposed to develop a casino for the Mohawks at the nearby Kutsher's Sporting Academy. However, by Summer 2005, the needed approvals for a casino at Kutsher's Sporting Academy had not materialized, and the Mohawks' tribal leaders engaged the Company to discuss the possibility of moving forward with the previously obtained approvals for the casino project at the Raceway.

         On August 1, 2005, we entered into a letter agreement with the Mohawks pursuant to which the Mohawks acknowledged that on April 6, 2000, the United
States Department of the Interior advised New York State Governor George Pataki that the acquisition of 29 acres at Monticello Raceway would be in the best interest of the Mohawks and would not be detrimental to the community. Under the letter agreement, the Company and the Mohawks affirmed, subject to the requested concurrence by Governor Pataki, all of their prior contracts to develop an
Indian casino at the Raceway (the "St. Regis Mohawk Casino"). The Mohawks
further agreed to (1) satisfy all requirements for the Bureau of Indian Affairs
(the "BIA") in connection with the transfer of the 29 acres of land to the
United States government in trust for the Mohawks, (2) resolve any remaining issues for the finalization of the pre-existing management agreement with one of the Company's subsidiaries for the project previously submitted to the National
Indian Gaming Commission (the "NIGC"), (3) execute any amendment or revision to such management agreement, or any collateral agreements, that may be mutually agreed upon in such process, (4) support the approval of such management agreement, as so amended or revised, by the NIGC and (5) take any and all reasonably required steps to consummate the land to trust transfer of the parcel pursuant to the April 6, 2000 determination as promptly as practicable following the concurrence of Governor Pataki.

         On March 17, 2006, through our subsidiaries, we entered into a series of agreements with the Mohawks which provide for the development, construction, financing, operation and management of a Class III Indian casino on land adjacent to the Raceway. On March 20, 2006, we submitted these agreements to the
NIGC for review. All of the provisions of these agreements relating to the management of the casino are subject to review and approval by the NIGC and the
Secretary of the Interior prior to becoming effective. Pending such approval and as a result of such review, such provisions may be amended or supplemented by the parties.

         We were advised that on April 13, 2006 the Mohawks were notified that the BIA completed its review of the Environmental Assessment ("EA") for a proposed transfer of land into trust for a casino at the Monticello Raceway site. The review identified certain areas of the EA which must be addressed and the Mohawks completed the filing of the responses to those items on July 5,
2006.

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

         A major factor influencing the success of our efforts to assist the
Cayuga Nation in developing and operating a gaming facility has been the ability of the Cayuga Nation to achieve a land claim settlement agreement with the State of New York. There are significant preconditions that must occur before such a settlement can occur. First, legislation must be passed by the New York State legislature. Second, similar legislation must be passed by the United States

Congress. Third, title to a site must be transferred to the United States and accepted into trust for the benefit of the Cayuga Nation. Fourth, the Cayuga
Nation must enter into a Class III gaming compact with the State of New York.
The negotiations between the interested parties are complex and we anticipate that there may be changes to our initial agreements. Moreover, the potential value of these claims has been significantly adversely affected by recent court decisions relating to such claims.

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

MONTICELLO RACEWAY DEVELOPMENT

         Monticello Raceway Development is a New York limited liability company with the exclusive right to design, engineer, develop, construct, and furnish a
Class III Gaming facility that is proposed to be developed on 29 of the 232 acres of land at the the Raceway in Monticello, New York.

         Monticello Raceway Development, in connection with its gaming and development activities, capitalizes certain legal, architectural, engineering and environmental study fees, as well as other costs directly related to the gaming license and development of the real estate

         During the six months ended June 30, 2006 and 2005, Monticello Raceway
Development capitalized approximately $824,000 and $2.2 million, respectively, of additional costs associated with advances and casino development projects.
Capitalized costs that are specifically related to our current Indian projects are refundable under certain circumstances and are non-interest-bearing. When the financing of the operation is completed the deferred development costs will be evaluated for refund ability and when the operations of a proposed casino commence the balance, if any, systematically recognized over a determinable period. These capitalized costs are periodically reviewed for impairment. At
June 30, 2006, Monticello Raceway Development employed two full-time employees.

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

         We expect to face increased competition for our VGM operation later in
2006 when a VGM facility opens at Yonkers Raceway. This property is much closer to New York City than our facility and it is expected to be an attractive property with as many as 5,500 VGMs, food and beverage outlets and other amenities. The harness racing operation at this facility will reopen as well and we believe that this will have an adverse effect on certain elements or our racing revenues as noted in our discussion and analysis of our results of operations that follows.

         A number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties and potential competitive threats to business at our existing property (such as Pennsylvania). The timing and occurrence of these events remain uncertain.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our Annual Report on Form 10-K for the year ended December 31, 2005 includes a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements. There were no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2006.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005.

         REVENUES. Net revenues increased approximately $3.9 million (17.9%) for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005.
Revenue from racing increased by approximately $1.6 million (43.5%); revenue from VGM operations increased by approximately $2.3 million (12.9%) and food, beverage and other revenue increased by approximately $428,000 (35.4%).
Complimentary expenses increased by approximately $327,000.

         The VGM operations experienced an increase in daily visits of approximately 5% and the daily win per unit increased from $112.15 for the three months ended June 30, 2005 to $138.23 for the three months ended June 30, 2006
(23.2%). The average number of machines in service was 1,721 for the three months ended June 30, 2005 compared to 1,576 for the corresponding period in
2006. We attribute much of the improvement in VGM revenues to our continuing marketing efforts in the geographical areas served by our facility.

         The increase in racing revenues was primarily a result of increased revenue allocations from OTB facilities. The track that normally shares in those allocations with us was not in operation for the three months ended June 30,
2006 and our allocable share was increased significantly as a result. That track had been in operation in the corresponding period in 2005. We believe that our future racing revenues will be reduced significantly when that track, which has been closed since July 2005, reopens as our allocable share of OTB revenues will decrease.

         RACING COSTS. Racing costs increased by approximately $892,000 (or
36.7%) to approximately $3.3 million for the three months ended June 30, 2006.
This is primarily as a result of increases in racing purses reflecting the share of our increased revenues which we allocate to racing purses for our horsemen.
Our racing purse costs could increase substantially in the future as a result of current arbitration proceedings with our horsemen as described in more detail in the following section.

         GAMING COSTS. Gaming (VGM) costs increased by approximately $1.3 million (or 8.3%) to approximately $16.7 million for the three months ended June
30, 2006 compared with the corresponding period in 2005. This percentage increase is less than the percentage increase in VGM revenues almost solely as a result of the increase in fees for VGM agents (an additional 3% of VGM revenue)
and the marketing allowance granted to VGM agents by the New York State Lottery as reimbursement for qualified marketing expenses incurred by the agents.

         FOOD, BEVERAGE AND OTHER COSTS. These costs increased by approximately
$191,000 (or 40.9%) to approximately $658,000 for the three months ended June
30, 2006 compared with the corresponding period in 2005. This increase is consistent with the increase in revenues for this classification.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $943,000 for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase was due primarily to an increase in stock-based compensation of approximately $502,000, an increase in other compensation of approximately
$254,000, increased marketing costs of approximately $479,000 and a reduction of other expenses of approximately $292,000.

         IMPAIRMENT LOSS - DEFERRED DEVELOPMENT COSTS. During the three months ended June 30, 2005, our review of the carrying value of deferred development costs indicated that we should provide for an impairment of the deferred costs associated with our efforts to develop a casino resort with the Seneca-Cayuga
Tribe of Oklahoma. For a variety of reasons, it became apparent that the probability of recovering those costs was very low and we recognized a loss of approximately $2.3 million in that quarter. No such indicators of impairment arose during the three months ended June 30, 2006.

         INTEREST EXPENSE. Interest expense was approximately $1.5 million and
$992,000, respectively, for the quarters ended June 30, 2006 and 2005. Our senior convertible notes issued in July 2004 provided for an annual interest rate of 5.5% for the three months ended June 30, 2005 and a rate of 8% for the three months ended June 30, 2006. This resulted in an increase in interest expense of approximately $406,000. The remainder of the increase is due to interest on our revolving credit line which had approximately $7.6 million outstanding at June 30, 2006.

         SIX MONTHS ENDED JUNE, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005.

         REVENUES. Net revenues increased approximately $9.9 million (25.6%) for the six months ended June 30, 2006 compared to the six months ended June 30,
2005. Revenue from racing increased by approximately $3.2 million (49.0%);
revenue from VGM operations increased by approximately $6.3 million (20.5%) and food, beverage and other revenue increased by approximately $820,000 (39.2%).
Complimentary expenses increased by approximately $455,000.

         The VGM operations experienced an increase in daily visits of approximately 6% and the daily win per unit increased from $98.24 for the six months ended June 30, 2005 to $130.15 for the six months ended June 30, 2006
(32.5%). The average number of machines in service was 1,733 for the six months ended June 30, 2005 compared to 1,576 for the corresponding period in 2006. As noted in the discussion of the quarterly results, we attribute much of the improvement in VGM revenues to our continuing marketing efforts in the geographical areas served by our facility.

         The increase in racing revenues was primarily a result of increased revenue allocations from OTB facilities. The track that normally shares in those allocations with us was not in operation for the six months ended June 30, 2006 and our allocable share was increased significantly as a result. That track had been in operation in the corresponding period in 2005. We believe that our future racing revenues will be reduced significantly when that track, which has been closed since July 2005, reopens as our allocable share of OTB revenues will decrease.

         RACING COSTS. Racing costs increased by approximately $1.8 million (or
39.4%) to approximately $6.4 million for the six months ended June 30, 2006.
This is primarily as a result of increases in racing purses reflecting the share of our increased revenues which we allocate to racing purses for our horsemen.
Our racing purse costs could increase substantially in the future as a result of current arbitration proceedings with our horsemen as described in more detail in the following section.

         GAMING COSTS. Gaming (VGM) costs increased by approximately $3.7 (or
12.9%) million to approximately $32.2 million for the six months ended June 30,
2006 compared with the corresponding period in 2005. This percentage increase is less than the percentage increase in VGM revenues almost solely as a result of the increase in fees for VGM agents (an additional 3% of VGM revenue) and the marketing allowance granted to VGM agents by the New York State Lottery as reimbursement for qualified marketing expenses incurred by the agents.

         FOOD, BEVERAGE AND OTHER COSTS. These costs increased by approximately
$308,000 (or 35.9%) to approximately $1,167,000 for the six months ended June
30, 2006 compared with the corresponding period in 2005. This increase is consistent with the increase in revenues for this classification.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $1.9 million for the six months ended June 30, 2006 as compared to the first six months of 2005. This increase was due primarily to an increase in stock-based compensation of approximately
$1.2 million, an increase in other compensation of approximately $541,000, increased marketing costs of approximately $615,000 and a reduction of other expenses of approximately $423,000.

         IMPAIRMENT LOSS - DEFERRED DEVELOPMENT COSTS. During the six months ended June 30, 2005, we recognized an impairment loss of approximately $2.3 million related to our efforts to develop a casino resort with Seneca-Cayuga
Tribe of Oklahoma. No such indicators of impairment arose during the six months ended June 30, 2006.

         INTEREST EXPENSE. Interest expense was approximately $3.0 million and
$2.0 million, respectively, for the six months ended June 30, 2006 and 2005. Our senior convertible notes issued in July 2004 provided for an annual interest rate of 5.5% for the six months ended June 30, 2005 and a rate of 8% for the six months ended June 30, 2006. This resulted in an increase in interest expense of approximately $812,000. The remainder of the increase is due to interest on our revolving credit line which had approximately $7.6 million outstanding at June
30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         We believe that we have access to sources of working capital that are sufficient to fund our operations for the remainder of the year ended December
31, 2006. The results of operations of our VGM facility have been improved by the changes in the amount of revenue retained by VGM agents and we have approximately $2.4 million available from our revolving credit facility. Any significant capital requirements associated with our development projects can be met by additional debt or equity issues, if available.

         Net cash provided by operating activities during the six months ended
June 30, 2006 was approximately $4.1 million compared to net cash used in operating activities for the six months ended June 30, 2005 of approximately
$1.4 million. The net change of approximately $5.5 million reflects primarily the reduction in net loss, collections from the New York Lottery for the marketing allowance (approximately $2.0 million in restricted cash receipts), an increase in receivables of approximately $1.3 million and an increase in accrued expenses and other current liabilities of approximately $1.7 million.

         Net cash used in investing activities was approximately $1.1 million for six months ended June 30, 2006, consisting primarily of approximately
$922,000 for deferred development costs. During the six months ended June 30,
2005, net cash used in investing activities was approximately $4.3 million, and consisted primarily of approximately $1.9 million for a new paddock and equipment at the Raceway and approximately $2.2 million in costs associated with casino development projects.

         Net cash provided from financing activity for the six months ended June
30, 2006 was approximately $307,000. We paid approximately $798,000 in costs associated with recording a mortgage on the Raceway property for the benefit of the holders of our Senior Convertible Notes as required by the Indenture
Agreement for those notes. This expenditure was offset by approximately $141,000 in proceeds from borrowings under our revolving credit facility and approximately $971,000 received as proceeds from the exercise of stock options.
For the six months ended June 30, 2005, net cash provided by financing activities was approximately $4.8 million. This represented the proceeds from borrowings under our revolving credit facility of approximately $5.7 million offset by payment of financing costs of approximately $539,000 and a restricted cash account of approximately $400,000 associated with the establishment of that agreement.

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

         On March 8, 2006, we issued 23,103 shares of common stock in payment of dividends on our Series B Preferred Stock for the year ended December 31, 2005.
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

OFF-BALANCE SHEET ARRANGEMENTS

         On January 12, 2004, in order to better focus on the development of a
VGM program at the Raceway and the business arrangements with the Cayuga Nation, all our interests with respect to litigation against Harrah's Operating Company,
Inc. which alleged tortuous interference with contractual and business relationships, were transferred to a liquidating litigation trust. We agreed to provide the litigation trust with a $2.5 million line of credit. Through June
30, 2006, a total of $1,090,000 had been disbursed to the litigation trust. Due to the unpredictable nature of the litigation and the pending motions currently under review, we have provided for a valuation allowance of $1,090,000 against the receivable from the litigation trust. We expect to make additional disbursements on this line of credit in fiscal year 2006.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to market risk. Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $7.6 million at June 30, 2006 under our revolving credit facility. A change in interest rates of one percent on the balance outstanding at June 30, 2006 would cause a change in total annual interest costs of $76,000. The carrying values of these borrowings approximate their fair values at June 30, 2006.

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

         We carried out an evaluation as of June 30, 2006, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as required by Rule 13a-15 of the
Securities Exchange Act of 1934, as amended. Based upon that evaluation, the
Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings.

CHANGES IN OUR FINANCIAL REPORTING INTERNAL CONTROLS.

         There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the
Securities Exchange Act of 1934, as amended) during the fiscal quarter ended
June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)   On May 17, 2006, the Company held its annual meeting in
    Monticello, New York;

         (b)   The following Directors were elected based upon the following tabulations of votes:

                                               FOR               WITHHELD
                                            ----------           --------
               Joseph E. Bernstein          20,212,131            600,382
               Frank Catania                20,206,292            606,226

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

                                            EMPIRE RESORTS, INC.

Dated:  August 10, 2006                     /s/ David P. Hanlon
                                            ----------------------------------------
                                            David P. Hanlon
                                            President and Chief Executive Officer

Dated:  August 10, 2006                     /s/ Ronald J. Radcliffe
                                            ----------------------------------------
                                            Ronald J. Radcliffe
                                            Chief Financial Officer

