Form 10-Q
period 2006-09-30
EMPIRE RESORTS INC
filed 2006-11-13
CIK 906780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

                                  -------------

(Mark One)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR

|_|  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________  TO _________

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

The number of shares outstanding of the issuer's common stock, as of November 9,
2006 was 26,880,369.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

                                                INDEX

Part I   Financial Information                                                             Page No.
------   ---------------------                                                             --------

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2006
               (Unaudited) and December 31, 2005..........................................     1

         Condensed Consolidated Statements of Operations (Unaudited)
               for the three and nine months ended September 30, 2006 and 2005............     2

         Condensed Consolidated Statements of Cash Flows (Unaudited)
               for the nine months ended September 30, 2006 and 2005......................   3 - 4

         Notes to Condensed Consolidated Financial Statements (Unaudited).................   5 - 26

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations.................................................................  26 - 35

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.......................    35

ITEM 4.  Controls and Procedures..........................................................    35

PART II  OTHER INFORMATION

                                                 ii

                                           PART I--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

                                       EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                September 30,
                                                                                     2006            December 31,
                                                                                 (Unaudited)             2005
                                                                                ----------+--        ------------

     ASSETS
Current assets:
     Cash and cash equivalents                                                     $  9,289            $  6,992
     Restricted cash                                                                  3,408               4,716
     Accounts receivable                                                              4,451               3,358
     Prepaid expenses and other current assets                                        1,738               1,112
                                                                                   --------            --------

                  Total current assets                                               18,886              16,178

Property and equipment, net                                                          31,849              32,536
Deferred financing costs, net of accumulated amortization of $1,194 in
     2006 and $709 in 2005                                                            3,286               2,973
Deferred development costs                                                            6,817               5,558
                                                                                   --------            --------

TOTAL ASSETS                                                                       $ 60,838            $ 57,245
                                                                                   ========            ========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Revolving credit facility                                                     $  7,617            $  7,476
     Accounts payable                                                                 3,409               3,529
     Accrued expenses and other current liabilities                                   9,822               8,455
                                                                                   --------            --------

                  Total current liabilities                                          20,848              19,460

Senior convertible notes                                                             65,000              65,000
                                                                                   --------            --------

Total liabilities                                                                    85,848              84,460
                                                                                   ========            ========

Commitments and contingencies                                                          --                  --

Stockholders' deficit:
     Preferred stock, 5,000 shares authorized; $0.01 par value -
         Series B, 44 shares issued and outstanding                                    --                  --
         Series E, $10.00 redemption value, 1,731 shares issued and
         outstanding                                                                  6,855               6,855
     Common stock, $0.01 par value, 75,000 shares authorized,
     26,880 and 26,312 shares issued and outstanding in 2006 and
     2005, respectively                                                                 268                 263
     Additional paid in capital                                                      26,018              21,728
     Accumulated deficit                                                            (58,151)            (56,061)
                                                                                   --------            --------

                  Total stockholders' deficit                                       (25,010)            (27,215)
                                                                                   --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $ 60,838            $ 57,245
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

                                                        1

                                             EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (IN THOUSANDS, EXCEPT FOR PER SHARE DATA) (UNAUDITED)

                                                                           Three Months Ended            Nine Months Ended
                                                                              September 30,                 September 30,
                                                                         -----------------------       -----------------------
                                                                           2006           2005           2006           2005
                                                                         --------       --------       --------       --------
   REVENUES:
Racing                                                                   $  4,280       $  3,828       $ 14,085       $ 10,406
Gaming                                                                     23,214         20,696         60,339         51,511
Food, beverage and other                                                    2,246          1,646          5,157          3,738
                                                                         --------       --------       --------       --------
GROSS REVENUES                                                             29,740         26,170         79,581         65,655
Less: Promotional allowances                                               (1,019)          (522)        (2,317)        (1,364)
                                                                         --------       --------       --------       --------
   NET REVENUES                                                            28,721         25,648         77,264         64,291
                                                                         --------       --------       --------       --------

   COSTS AND EXPENSES:
Racing                                                                      2,936          2,015          9,366          6,627
Gaming                                                                     18,625         17,483         50,839         46,014
Food, beverage and other                                                      860            668          2,027          1,527
Selling, general and administrative                                         4,160          4,885         11,184          9,988
Impairment loss - deferred development costs                                 --               45           --            2,363
Depreciation                                                                  287            282            856            839
                                                                         --------       --------       --------       --------

   TOTAL COSTS AND EXPENSES                                                26,868         25,378         74,272         67,358
                                                                         --------       --------       --------       --------

INCOME (LOSS) FROM OPERATIONS                                               1,853            270          2,992         (3,067)

Amortization of deferred financing costs                                      170            146            486            429
Interest expense                                                            1,492          1,318          4,497          3,314
                                                                         --------       --------       --------       --------

NET INCOME (LOSS)                                                             191         (1,194)        (1,991)        (6,810)
Cumulative undeclared dividends on preferred stock                            388            388          1,164          1,164
                                                                         --------       --------       --------       --------

NET LOSS APPLICABLE TO COMMON SHARES                                     $   (197)      $ (1,582)      $ (3,155)      $ (7,974)

                                                                         ========       ========       ========       ========
Weighted average common shares outstanding, basic and diluted              26,835         26,147         26,604         26,111
                                                                         ========       ========       ========       ========

Net loss per common share, basic and diluted                             $  (0.01)      $  (0.06)      $  (0.12)      $  (0.31)
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

                                                               2

                                       EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED) (IN THOUSANDS)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                       ---------------------------
                                                                                         2006                2005
                                                                                       -------             -------
            CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                               $(1,991)            $(6,810)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
     Depreciation                                                                          856                 839
     Amortization of deferred financing costs                                              486                 429
     Allowance for doubtful accounts - Advances to Litigation Trust                        355                 195
     Impairment loss - deferred development costs                                         --                 2,363
     Stock-based compensation                                                            3,222               3,694
Changes in operating assets and liabilities:
         Restricted cash (VGM Marketing Account)                                         1,356                --
         Accounts receivable                                                            (1,093)             (2,419)
         Prepaid expenses and other current assets                                        (626)               (673)
         Accounts payable                                                                  102              (2,194)
         Accrued expenses and other current liabilities                                  1,367               1,254
                                                                                       -------             -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      4,034              (3,322)
                                                                                       -------             -------

            CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                                                       (169)             (1,948)
Advances - Litigation Trust                                                               (355)               (195)
Restricted cash (Racing capital improvement)                                               (33)                (44)
Deferred development costs                                                              (1,482)             (1,812)
                                                                                       -------             -------

NET CASH USED IN INVESTING ACTIVITIES                                                   (2,039)             (3,999)
                                                                                       -------             -------

            CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from revolving credit facility                                                    141               7,345
Proceeds from exercise of stock options                                                    974                  56
Restricted cash (related to revolving credit facility)                                     (15)               (408)
Deferred financing costs paid                                                             (798)               (539)
                                                                                       -------             -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  302               6,454
                                                                                       -------             -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     2,297                (867)

CASH AND CASH EQUIVALENTS, beginning of period                                           6,992               7,164
                                                                                       -------             -------

CASH AND CASH EQUIVALENTS, end of period                                               $ 9,289             $ 6,297
                                                                                       =======             =======

                                                    (Continued)

                                                         3

                                       EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED) (IN THOUSANDS)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                       ---------------------------
                                                                                         2006                2005
                                                                                       -------             -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest during the period                                               $ 5,915             $ 3,766

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Common stock issued in settlement of preferred stock dividends                         $    98             $   142
Noncash additions to deferred development costs                                        $   222             $   977

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                         4

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A. SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

BASIS FOR PRESENTATION

         The condensed consolidated financial statements and notes as of
September 30, 2006 and for the three and nine month periods ended September 30,
2006 and 2005 are unaudited and include the accounts of Empire Resorts, Inc. and subsidiaries ("Empire" or the "Company" or "we").

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

LIQUIDITY

         We believe that we have access to sources of working capital that are sufficient to fund our operations for the twelve months ended September 30,
2007. The results of operations of our video gaming machine ("VGM") facility have been improved by the changes in the amount of revenue retained by VGM agents and we have approximately $2.4 million available from our revolving credit facility. Any significant capital requirements associated with our development projects can be met by additional debt or equity issues, if available.

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

         RACEWAY AND VGM OPERATIONS

         Monticello Raceway Management, a wholly owned subsidiary, is a New York corporation that operates Monticello Raceway (the "Raceway"), a harness horse racing facility and a VGM facility (Monticello Gaming and Raceway) in
Monticello, New York.

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

         We also entered into a gaming facility development and construction agreement with the Authority and the St. Regis Mohawk Tribe (the "Gaming
Facility Development and Construction Agreement"), pursuant to which we were granted the exclusive right to design, engineer, construct, furnish and develop a Class III Indian casino resort with the St. Regis Mohawk Tribe, and we agreed to help arrange financing of the project. In exchange for these services, the
Authority agreed to pay us a development fee equal to 5% of the first $505 million of the project's construction costs, payable monthly as such costs are incurred. However, the Authority is entitled to retain 10% of such development fees until the project is 50% completed and then 5% until the project is completed. On the completion date, the Authority is required to pay us these retained fees.

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

         After notification from the St. Regis Mohawk Tribe, the BIA recommenced review process for the acquisition of the 29 acres adjacent to the Raceway by the St. Regis Mohawk Tribe. On April 13, 2006 the Mohawks were notified that the
BIA had completed its review of the Environmental Assessment ("EA") for a proposed transfer of land into trust for a casino at the Monticello Raceway site. The review identified certain additional areas to address and the Mohawks completed the filing of the responses to those items on July 5, 2006. Following this filing, the review of the EA by the BIA was completed on September 12, 2006 and the document was made available for public review and comment on that date.
The St. Regis Mohawk Tribe has provided to the BIA responses to all of the comments received during the comment period and are awaiting the decision by the
BIA on those issues.

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

NOTE B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REVENUE AND EXPENSE RECOGNITION. Revenues represent (i) revenues from pari-mutuel wagering earned from live harness racing and simulcast signals from other tracks, (ii) the net win from VGMs and (iii) food and beverage sales, net of promotional allowances, and other miscellaneous income. We recognize revenues from pari-mutuel wagering earned from live harness racing and simulcast signals from other tracks at the end of each racing day, before deductions of such related expenses as purses, stakes and awards. Revenue from the VGM operations is the difference between the amount wagered by bettors and the amount paid out to bettors and is referred to as the net win. We recognize revenues from pari-mutuel wagering and VGM operations at the end of each day of operation. The net win is included in the amount recorded in our condensed consolidated financial statements as gaming revenue. We report incentives related to VGM play and points earned in loyalty programs as a reduction of gaming revenue.
Operating costs include (i) the amounts paid to the New York State Lottery for the State's share of the net win, (ii) amounts due to the Horsemen and Breeders'
for their share of the net win and (iii) amounts paid for harness racing purses, stakes and awards. Also included in operating costs are the costs associated with the sale of food, beverage and other miscellaneous items and the marketing allowance from the New York State Lottery.

         We currently have a point loyalty program ("Player's Club") for our VGM customers which allows them to earn points based on the volume of their VGM activity. The estimated redemption value of points earned by customers is recorded as an expense in the period the points are earned. We estimate the amount of points which will be redeemed and record the estimated redemption value of those points as a reduction from revenue in promotional allowances. The factors included in this estimation process include an overall redemption rate, the cost of awards to be offered and the mix of cash, goods and services for which the points will be redeemed. We use historical data to estimate these amounts. The liability recorded for unredeemed points was approximately $194,000 and $150,000 at September 30, 2006 and December 31, 2005, respectively.

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
Periodically during the year, Monticello Raceway Management petitions the Racing and Wagering Board to certify that the noted expenditures are eligible for reimbursement from the capital improvement fund. The balances in this account were approximately $187,000 and $153,000 at September 30, 2006 and December 31,
2005, respectively.

         In April 2005, the New York law governing VGM operations was modified to provide an increase in the revenues retained by the VGM operator. A portion of that increase was designated as a reimbursement of marketing expenses incurred by the VGM operator. The amount of revenues directed toward this reimbursement is deposited in a bank account under the control of the New York
State Lottery and the VGM operator. The funds are transferred from this account to the operator upon the approval by the Lottery officials of the reimbursement requests submitted by the operator. The balances in this account were approximately $2,795,000 and $4,151,000 at September 30, 2006 and December 31,
2005, respectively.

         In connection with our revolving credit agreement, we agreed to maintain a restricted reserve bank account with the lending institution. The balances in this account were approximately $427,000 and $412,000 at September
30, 2006 and December 31, 2005, respectively.

         ACCOUNTS RECEIVABLE. Accounts receivable are reported at the amount outstanding. Management expects to collect the entire amount and, accordingly, determined that no allowance is required at September 30, 2006 or December 31,
2005. In the normal course of business, we settle wagers for other racetracks and are potentially exposed to credit risk. We have not experienced significant losses regarding the settlement of wagers. These wagers are included in accounts receivable.

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

         LOSS PER COMMON SHARE. We compute basic loss per share by dividing loss applicable to common shares by the weighted-average common shares outstanding for the year. Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Since the effect of outstanding options and warrants is anti-dilutive with respect to losses, they have been excluded from our computation of loss per common share. Therefore, basic and diluted losses per common share for the three and nine months ended September 30, 2006 and 2005 were the same.

         The following table shows the securities outstanding at September 30,
2006 and 2005 that could potentially dilute basic income per share in the future but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

                                                           Outstanding at September
                                                                     30,
                                                          -------------------------
                                                             2006           2005
                                                          ----------     ----------
Options                                                    7,563,000      8,310,000
Warrants                                                     250,000        250,000
Shares issuable upon conversion of convertible debt        5,175,000      5,175,000
Unvested restricted stock                                     89,000        175,000
                                                          ----------     ----------
Total                                                     13,077,000     13,910,000
                                                          ==========     ==========

         ADVERTISING. We expense the costs of general advertising, promotion and marketing programs at the time the costs are incurred. Advertising expense was approximately $638,000 and $1,373,000, respectively, for the three and nine months ended September 30, 2006 and approximately $275,000 and $615,000, respectively, for the three and nine months ended September 30, 2005.

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
123(R) will not have a material impact on our Company's future stock-based compensation expense. As of September 30, 2006, there was approximately $2.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a period of 3 years. This expected cost does not include the impact of any future stock-based compensation awards.

         RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform to the current period presentation.

         RECENT ACCOUNTING PRONOUNCEMENTS.

FIN NO. 48

       In June 2006, the FASB issued FASB Interpretation No. 48, "ACCOUNTING FOR
UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN
48"). We will adopt the provisions of FIN 48 for fiscal years beginning after
December 15, 2006. We do not expect FIN 48 to have a material impact on our consolidated results of operations, financial position, or cash flows.

SFAS NO. 157

         In September 2006, the FASB issued SFAS No. 157,"FAIR VALUE
MEASUREMENTS" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. We will adopt the provisions of SFAS 157 effective January 1, 2008. We do not expect SFAS 157 to have a material impact on our consolidated results of operations, financial position, or cash flows.

SFAS NO. 158

         In September 2006, the FASB issued SFAS No. 158, "EMPLOYERS' ACCOUNTING
FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS--AN amendment of FASB
Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 will not have an impact on our consolidated results of operations, financial position, or cash flows.

NOTE C. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at September 30, 2006 and December 31, 2005:

                                                            (In Thousands)
                                                       ------------------------
                                                       September      December
                                                       30, 200 6       31, 2005
                                                       --------        --------
Land                                                   $    770        $    770
Land improvements                                         1,495           1,495
Buildings                                                 4,589           4,583
Building improvements                                    24,475          24,454
Vehicles                                                    142             120
Furniture, fixtures and equipment                         2,858           2,738
                                                       --------        --------

                                                         34,329          34,160
Less - Accumulated depreciation                          (2,480)         (1,624)
                                                       --------        --------

                                                       $ 31,849        $ 32,536
                                                       ========        ========

         Depreciation expense was approximately $287,000 and $856,000, respectively, for the three and nine months ending September 30, 2006 and approximately $282,000 and $839,000, respectively, for the three and nine months ending September 30, 2005.

NOTE D.  DEFERRED DEVELOPMENT COSTS

         We have made payments to fund certain expenses of the St. Regis Mohawk
Tribe in connection with the development of a proposed Indian casino facility.
We also incur development costs associated with other development projects.

         We may make advances to provide development assistance in connection with the establishment and initial operations of tribal gaming authorities for
New York State gaming operations for the Cayuga Nation of New York and the St.
Regis Mohawk Tribe. Advances made by us are non-interest-bearing and any repayment of them is ultimately dependent upon the completion of the development of the projects.

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

         The following tables reflect activity in the deferred development cost accounts for the nine months ended September 30, 2006 and 2005.

                                                                        Activity for Nine Months
                                                                        Ended September 30, 2006
                                                        ----------      --------------------------       ---------
                                                         Balance                                          Balance
                                                        January 1,                                       September
                                                           2006         Additions       Impairment        30, 2006
                                                        ----------      ---------       ----------       ---------
                                                                              (in thousands)
Advances to and payments on behalf of the St.
           Regis Mohawk Tribe
Advances for operations of Tribal Gaming Authority       $     67        $    246        $   --          $    313
Legal fees and other professional fees relating
to casino resort development                                  163             926            --             1,089
                                                         --------        --------        --------        --------
                                                              230           1,172            --             1,402

Costs specifically associated with site at Raceway          5,328              87            --             5,415
                                                         --------        --------        --------        --------
Total development costs                                  $  5,558        $  1,259        $   --          $  6,817
                                                         ========        ========        ========        ========

                                                                            Activity for Nine
                                                                              Months  Ended
                                                                           September 30, 2005
                                                        ----------      --------------------------       ---------
                                                         Balance                                          Balance
                                                        January 1,                                       September
                                                           2005         Additions       Impairment        30, 2005
                                                        ----------      ---------       ----------       ---------

 Advances to and payments on behalf of the
        Cayuga Nation of New York:

Advances for operations of Tribal Gaming Authority       $   305         $   395          $  --            $   700
Legal fees and other professional fees relating
to casino resort development                               2,202           1,705             --              3,907
Value of common stock issued to Tribe in
connection with exclusive development agreement            3,890            --               --              3,890
                                                         -------         -------          -------          -------
                                                           6,397           2,100             --              8,497
                                                         -------         -------          -------          -------
 Advances to and payments on behalf of the
      Seneca-Cayuga Tribe of Oklahoma:

Advances for operations of Tribal Gaming Authority           620            --               (620)            --
Legal fees and other professional fees relating
to casino resort development                               1,123             620           (1,743)            --
                                                         -------         -------          -------          -------
                                                           1,743             620           (2,363)            --
                                                         -------         -------          -------          -------

Costs specifically associated with site at
Raceway and other activities, including
proposed merger                                            5,580           1,045             --              6,625
                                                         -------         -------          -------          -------
Total development costs                                  $13,720         $ 3,765          $(2,363)         $15,122
                                                         =======         =======          =======          =======

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

NOTE E. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities is comprised of the following at September 30, 2006 and December 31, 2005:

                                                                     September      December
                                                                      30,2006       31, 2005
                                                                           (in thousands)
                                                                    ------------------------
Liability for horseracing purses                                    $   6,039      $   3,328
Accrued interest                                                          867          2,284
Accrued payroll                                                           461            624
Accrued other                                                           2,455          2,219
                                                                    ---------      ---------
     Total accrued expenses and other current liabilities           $   9,822      $   8,455
                                                                    =========      =========

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

         We recognized interest expense associated with the notes of approximately $1.3 million and $3.9 million, respectively, for the three and nine months ended September 30, 2006 and approximately $1.2 million and $3.0 million, respectively, for the three and nine months ended September 30, 2005.

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

         We recognized interest expense for the Credit Facility of approximately
$192,000 and $597,000, respectively, in the three and nine months ended
September 30, 2006 and approximately $153,000 and $362,000, respectively, in the three and nine months ended September 30, 2005. At September 30, 2006 we were in compliance with the financial covenants contained in our agreement with the Bank of Scotland.

NOTE H. SUPPLEMENTAL GUARANTOR INFORMATION

         As discussed in Notes F and G, our obligations with respect to our
Senior Convertible Notes and Revolving Credit Facility are guaranteed by our operating subsidiaries.

                                              EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATING BALANCE SHEET
                                                       SEPTEMBER 30, 2006
                                                           (UNAUDITED)
                                                         (IN THOUSANDS)

                                                                                    Non-                          Consolidated
                                                  Empire         Guarantor       Guarantor       Eliminating         Empire
                                               Resorts, Inc.   Subsidiaries     Subsidiaries       Entries        Resorts, Inc.
                                               ------------    ------------     -------------    -----------      -------------
ASSETS
Cash and cash equivalents                       $     110       $   9,179        $    --          $    --          $   9,289
Restricted cash                                       427           2,981             --               --              3,408
Accounts receivable                                  --             4,451             --               --              4,451
Prepaid expenses and other assets                     103           1,635             --               --              1,738
Investments in subsidiaries                         5,060            --               --             (5,060)            --
Inter-company accounts                            147,351            --               --           (147,351)            --
Property and equipment, net                             7          31,842             --               --             31,849
Deferred financing costs, net                       3,286            --               --               --              3,286
Deferred development costs                             87           6,730             --               --              6,817
                                                ---------       ---------        ---------        ---------        ---------

TOTAL ASSETS                                    $ 156,431       $  56,818        $    --          $(152,411)       $  60,838
                                                =========       =========        =========        =========        =========

LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)

Revolving credit facility                       $   7,617       $    --          $    --          $    --          $   7,617
Accounts payable                                      998           2,411             --               --              3,409
Accrued expenses and other liabilities              1,046           8,776             --               --              9,822
Inter-company accounts                               --            53,769           93,582         (147,351)            --
Senior convertible notes                           65,000            --               --               --             65,000
                                                ---------       ---------        ---------        ---------        ---------
Total liabilities                                  74,661          64,956           93,582         (147,351)          85,848

Stockholders' equity (deficit)                     81,770          (8,138)         (93,582)          (5,060)         (25,010)
                                                ---------       ---------        ---------        ---------        ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                  $ 156,431       $  56,818        $    --          $(152,411)       $  60,838
                                                =========       =========        =========        =========        =========

                                              EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATING BALANCE SHEET
                                                        DECEMBER 31, 2005
                                                         (IN THOUSANDS)

                                                                                    Non-                          Consolidated
                                                  Empire         Guarantor       Guarantor       Eliminating         Empire
                                               Resorts, Inc.   Subsidiaries     Subsidiaries       Entries        Resorts, Inc.
                                               ------------    ------------     -------------    -----------      -------------

ASSETS
Cash and cash equivalents                       $     636       $   6,356        $    --          $    --          $   6,992
Restricted cash                                       412           4,304             --               --              4,716
Accounts receivable                                  --             3,358             --               --              3,358
Prepaid expenses and other assets                      86           1,026             --               --              1,112
Investments in subsidiaries                         5,060            --               --             (5,060)            --
Inter-company accounts                            152,108            --               --           (152,108)            --
Property and equipment, net                            11          32,525             --               --             32,536
Deferred financing costs, net                       2,973            --               --               --              2,973
Deferred development costs                           --             5,558             --               --              5,558
                                                ---------       ---------        ---------        ---------        ---------
TOTAL ASSETS                                    $ 161,286       $  53,127        $    --          $(157,168)       $  57,245
                                                =========       =========        =========        =========        =========

LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)

Revolving credit facility                       $   7,476       $    --          $    --          $    --          $   7,476
Accounts payable                                      982           2,547             --               --              3,529
Accrued expenses and other liabilities              2,461           5,994             --               --              8,455
Inter-company accounts                               --            58,526           93,582         (152,108)            --
Senior convertible notes                           65,000            --               --               --             65,000
                                                ---------       ---------        ---------        ---------        ---------
Total liabilities                                  75,919          67,067           93,582         (152,108)          84,460

Stockholders' equity (deficit)                     85,367         (13,940)         (93,582)          (5,060)         (27,215)
                                                ---------       ---------        ---------        ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                $ 161,286       $  53,127        $    --          $(157,168)       $  57,245
                                                =========       =========        =========        =========        =========

                                              EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                              THREE MONTHS ENDED SEPTEMBER 30, 2006
                                                           (UNAUDITED)
                                                         (IN THOUSANDS)

                                                                                   Non-                        Consolidated
                                                  Empire         Guarantor      Guarantor       Eliminating       Empire
                                               Resorts, Inc.   Subsidiaries    Subsidiaries       Entries      Resorts, Inc.
                                               ------------    ------------    -------------    -----------    -------------
REVENUES
   Racing                                       $   --          $  4,280        $     --         $    --         $  4,280
   Gaming                                           --            23,214              --              --           23,214
   Food, beverage and other                            7           2,239              --              --            2,246
                                                --------        --------        --------         --------        --------
Gross revenues                                         7          29,733              --              --           29,740
Less: Promotional allowances                        --            (1,019)             --              --           (1,019)
                                                --------        --------        --------         --------        --------

Net revenues                                           7          28,714              --              --           28,721
                                                --------        --------        --------         --------        --------

COSTS AND EXPENSES

Racing                                              --             2,936              --              --            2,936
Gaming                                              --            18,625              --              --           18,625
Food, beverage and other                            --               860              --              --              860
Selling, general and administrative                2,112           2,048              --              --            4,160
Depreciation                                           1             286              --              --              287
                                                --------        --------        --------         --------        --------

                Total costs and expenses           2,113          24,755              --              --           26,868
                                                --------        --------        --------         --------        --------

Income (loss) from operations                     (2,106)          3,959              --              --            1,853
Amortization of deferred financing costs             170            --                --              --              170
Inter-company interest (income) expense
& other                                           (1,201)          1,201              --              --             --
Interest expense                                   1,492            --                --              --            1,492
                                                --------        --------        --------         --------        --------

Net income (loss)                               $ (2,567)       $  2,758        $     --         $    --         $    191
                                                ========        ========        ========         ========        ========

                                              EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                              THREE MONTHS ENDED SEPTEMBER 30, 2005
                                                           (UNAUDITED)
                                                         (IN THOUSANDS)

                                                                                   Non-                        Consolidated
                                                  Empire         Guarantor      Guarantor       Eliminating       Empire
                                               Resorts, Inc.   Subsidiaries    Subsidiaries       Entries      Resorts, Inc.
                                               ------------    ------------    -------------    -----------    -------------
REVENUES
   Racing                                       $   --          $  3,828        $     --         $    --         $  3,828
   Gaming                                           --            20,696              --              --           20,696
   Food, beverage and other                            9           1,637              --              --            1,646
                                                --------        --------        --------         --------        --------
Gross revenues                                         9          26,161              --              --           26,170
Less: Promotional allowances                        --              (522)             --              --             (522)
                                                --------        --------        --------         --------        --------

Net revenues                                           9          25,639              --              --           25,648
                                                --------        --------        --------         --------        --------

COSTS AND EXPENSES

Racing                                              --             2,015              --              --            2,015
Gaming                                              --            17,483              --              --           17,483
Food, beverage and other                            --               668              --              --              668
Selling, general and administrative                3,756           1,129              --              --            4,885
Impairment loss - deferred development
costs                                               --                45              --              --               45
Depreciation                                           1             281              --              --              282
                                                --------        --------        --------         --------        --------

                Total costs and expenses           3,757          21,621              --              --           25,378
                                                --------        --------        --------         --------        --------

Income (loss) from operations                     (3,748)          4,018              --              --              270
Amortization of deferred financing costs             146            --                --              --              146
Inter-company interest (income) expense
& other                                           (1,625)          1,625              --              --             --
Interest expense                                   1,318            --                --              --            1,318
                                                --------        --------        --------         --------        --------
Net income (loss)                               $ (3,587)       $  2,393        $     --         $    --         $ (1,194)
                                                ========        ========        ========         ========        ========

                                              EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                              NINE MONTHS ENDED SEPTEMBER 30, 2006
                                                           (UNAUDITED)
                                                         (IN THOUSANDS)

                                                                                   Non-                        Consolidated
                                                  Empire         Guarantor      Guarantor       Eliminating       Empire
                                               Resorts, Inc.   Subsidiaries    Subsidiaries       Entries      Resorts, Inc.
                                               ------------    ------------    -------------    -----------    -------------
REVENUES
   Racing                                       $   --          $ 14,085        $     --         $    --         $ 14,085
   Gaming                                           --            60,339              --              --           60,339
   Food, beverage and other                           16           5,141              --              --            5,157
                                                --------        --------        --------         --------        --------
Gross revenues                                        16          79,565              --              --           79,581
Less: Promotional allowances                        --            (2,317)             --              --           (2,317)
                                                --------        --------        --------         --------        --------
Net revenues                                          16          77,248              --              --           77,264
                                                --------        --------        --------         --------        --------

COSTS AND EXPENSES

Racing                                              --             9,366              --              --            9,366
Gaming                                              --            50,839              --              --           50,839
Food, beverage and other                            --             2,027              --              --            2,027
Selling, general and administrative                6,531           4,653              --              --           11,184
Depreciation                                           3             853              --              --              856
                                                --------        --------        --------         --------        --------

                Total costs and expenses           6,534          67,738              --              --           74,272
                                                --------        --------        --------         --------        --------

Income (loss) from operations                     (6,518)          9,510              --              --            2,992
Amortization of deferred financing costs             486            --                --              --              486
Inter-company interest (income) expense
& other                                           (3,710)          3,710              --              --             --
Interest expense                                   4,497            --                --              --            4,497
                                                --------        --------        --------         --------        --------

Net income (loss)                               $ (7,791)       $  5,800        $     --         $    --         $ (1,991)
                                                ========        ========        ========         ========        ========

                                              EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                              NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                           (UNAUDITED)
                                                         (IN THOUSANDS)

                                                                                   Non-                        Consolidated
                                                  Empire         Guarantor      Guarantor       Eliminating       Empire
                                               Resorts, Inc.   Subsidiaries    Subsidiaries      Entries      Resorts, Inc.
                                               ------------    ------------    -------------    -----------    -------------
REVENUES
   Racing                                       $   --          $ 10,406        $     --         $    --         $ 10,406
   Gaming                                           --            51,511              --              --           51,511
   Food, beverage and other                           12           3,726              --              --            3,738
                                                --------        --------        --------         --------        --------

Gross revenues                                        12          65,643              --              --           65,655
Less: Promotional allowances                        --            (1,364)             --              --           (1,364)
                                                --------        --------        --------         --------        --------

Net revenues                                          12          64,279              --              --           64,291
                                                --------        --------        --------         --------        --------

COSTS AND EXPENSES
Racing                                              --             6,627              --              --            6,627
Gaming                                              --            46,014              --              --           46,014
Food, beverage and other                            --             1,527              --              --            1,527
Selling, general and administrative                7,207           2,781              --              --            9,988
Impairment loss - deferred development
costs                                               --             2,363              --              --            2,363
Depreciation                                           1             838              --              --              839
                                                --------        --------        --------         --------        --------

                Total costs and expenses           7,208          60,150              --              --           67,358
                                                --------        --------        --------         --------        --------

Income (loss) from operations                     (7,196)          4,129              --              --           (3,067)
Amortization of deferred financing costs             429            --                --              --              429
Inter-company interest (income) expense
& other                                           (4,225)          4,225              --              --             --
Interest expense                                   3,314            --                --              --            3,314
                                                --------        --------        --------         --------        --------
Net loss                                        $ (6,714)       $    (96)       $     --         $    --         $ (6,810)
                                                ========        ========        ========         ========        ========

                                              EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                              NINE MONTHS ENDED SEPTEMBER 30, 2006
                                                           (UNAUDITED)
                                                         (IN THOUSANDS)

                                                                                   Non-                      Consolidated
                                                  Empire         Guarantor      Guarantor     Eliminating       Empire
                                               Resorts, Inc.   Subsidiaries    Subsidiaries     Entries      Resorts, Inc.
                                               ------------    ------------    -------------  -----------    -------------
Entries Inc.

Net cash provided by (used in) operating
activities                                      $(5,142)        $ 9,176         $  --          $  --           $ 4,034
                                                -------         -------         -------        -------         -------

Cash flows from investing activities:
  Purchases of property and equipment              --              (169)           --             --              (169)
  Advances - Litigation Trust                      (355)           --              --             --              (355)
  Restricted cash (Racing capital
  improvement)                                     --               (33)           --              --              (33)
  Deferred development costs                        (87)         (1,395)           --             --            (1,482)
  Advances to Empire Resorts, Inc.                 --            (4,757)           --            4,757            --
                                                -------         -------         -------        -------         -------

Net cash used in investing activities              (442)         (6,354)           --            4,757          (2,039)
                                                -------         -------         -------        -------         -------

Cash flows from financing activities:
  Proceeds from revolving credit facility           141            --              --             --               141
  Proceeds from exercise of stock options           974            --              --             --               974
  Restricted cash (related to revolving
  credit facility)                                  (15)           --              --             --               (15)
  Advances from subsidiaries                      4,757            --              --           (4,757)           --
  Deferred financing costs paid                    (798)           --              --             --              (798)
                                                -------         -------         -------        -------         -------
Net cash provided by financing activities         5,059            --              --           (4,757)            302
                                                -------         -------         -------        -------         -------

Net increase (decrease) in cash and cash
equivalents                                        (525)          2,822            --             --             2,297
Cash and cash equivalents, beginning of
period                                              635           6,357            --             --             6,992
                                                -------         -------         -------        -------         -------

Cash and cash equivalents, end of period        $   110         $ 9,179         $  --          $  --           $ 9,289
                                                =======         =======         =======        =======         =======

                                              EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                              NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                           (UNAUDITED)
                                                         (IN THOUSANDS)

                                                                                   Non-                        Consolidated
                                                 Empire         Guarantor      Guarantor       Eliminating        Empire
                                              Resorts, Inc.   Subsidiaries    Subsidiaries       Entries       Resorts, Inc.
                                              ------------    ------------    -------------   -----------     -------------

Net cash used in operating activities           $(3,135)        $  (187)        $  --           $  --           $(3,322)
                                                -------         -------         -------         -------         -------
Cash flows from investing activities:
  Purchases of property and equipment               (13)         (1,935)           --              --            (1,948)
  Advances - Litigation Trust                      (195)           --              --              --              (195)
  Restricted cash (Racing capital
  improvement)                                     --               (44)           --              --               (44)
  Deferred development costs                       --            (1,812)           --              --            (1,812)
  Advances to subsidiaries                       (4,449)           --              --             4,449            --
                                                -------         -------         -------         -------         -------

Net cash used in investing activities            (4,657)         (3,791)           --             4,449          (3,999)
                                                -------         -------         -------         -------         -------

Cash flows from financing activities:
  Proceeds from revolving credit
  facility                                        7,345            --              --              --             7,345
  Proceeds from exercise of stock
  options                                            56            --              --              --                56
  Restricted cash (related to
  revolving credit facility)                       (408)           --              --              --              (408)
  Deferred financing costs paid                    (539)           --              --              --              (539)
  Advances from Empire Resorts, Inc.               --             4,449            --            (4,449)           --
                                                -------         -------         -------         -------         -------
Net cash provided by financing
activities                                        6,454           4,449            --            (4,449)          6,454
                                                -------         -------         -------         -------         -------

Net increase (decrease) in cash and
cash equivalents                                 (1,338)            471            --              --              (867)
Cash and cash equivalents, beginning
of period                                         1,903           5,261            --              --             7,164
                                                -------         -------         -------         -------         -------
Cash and cash equivalents, end of
period                                          $   565         $ 5,732         $  --           $  --           $ 6,297
                                                =======         =======         =======         =======         =======

NOTE I. STOCKHOLDERS' EQUITY

         On August 10, 2006, we granted 10,000 options to the chairman of the
Audit Committee of the Board. The options vested upon grant, have a strike price of $5.53 and expire ten years from the date of grant. In the three months and nine months ended September 30, 2006, we recorded stock-based compensation expense of $48,000 for these grants based upon the estimated value of the options at the date of grant.

         On August 10, 2006, we granted 110,000 options to two officers and
60,000 options to two employees. The options vest over two to three years, have a strike price of $5.53 and expire ten years from the date of grant. In the three months and nine months ended September 30, 2006, we recorded stock-based compensation expense of approximately $189,000 for these grants based upon the estimated value of the options at the date of grant and the periods over which the rights to exercise vest.

         On March 8, 2006, we granted 10,000 options to all six of our non-employee directors and an additional 5,000 options to the chairman of the
Audit Committee of the Board. The options vested upon grant, have a strike price of $4.26 and expire ten years from the date of grant. In the nine months ended
September 30, 2006, we recorded stock-based compensation expense of $249,000 for these grants based upon the estimated value of the options at the date of grant.

         Stock-based compensation expense included in selling, general and administrative expenses is approximately $1.0 million and $3.2 million respectively, for the three and nine months ended September 30, 2006 and approximately $2.7 million and $3.7 million, respectively, for the three and nine months ended September 30,2005.

         On March 8, 2006, we authorized issuance of 23,103 shares of our common stock as payment of dividends due for the year ended December 31, 2005 on our
Series B preferred stock. The approximate value of $98,000 was recorded as a reduction of retained earnings and an increase in common stock and additional paid in capital in the nine months ended September 30, 2006.

         During the nine months ended September 30, 2005, we issued a total of
1,399,092 options to directors, executive officers and employees. Of that amount, 1,309,092 were issued in the three months ended September 30, 2005.

         In addition, in August 2005, we issued 5,188,913 options pursuant to the provisions of a merger agreement that may be exercised if that agreement is terminated. The total estimated fair value of these options on the effective date was approximately $1,712,000. We also granted options and restricted stock to our Chief Executive Officer subject to the closing of the merger. These options and restricted stock will not be issued if the merger is not completed.
The number of options is 720,000 with a ten year term and a strike price of
$3.99. The number of restricted shares is 180,000 and the price at the date of the grant was $3.93. The total estimated fair value of these options and restricted shares on the effective date was approximately $3,227,000.

         Because the ultimate outcome of the merger determined which of these grants were effective, the financial statements reflect stock based compensation expense based on an evaluation of the likelihood of the successful completion applied to the evaluations of the individual grants. The combined stock based compensation expense for these two issues relating to the merger was approximately $968,000 for the three and nine months ended September 30, 2005.
The merger agreement was terminated in December 2005.

         On February 16, 2005, we issued 12,640 shares of common stock with a value of approximately $142,000 in settlement of all outstanding dividends on
Series B preferred stock from the year ending December 31, 2004.

NOTE J. CONCENTRATION

         One debtor represented approximately 56% of the total outstanding accounts receivable as of September 30, 2006 and three debtors represented approximately 52% of the total outstanding accounts receivable as of December
31, 2005.

NOTE K. COMMITMENTS AND CONTINGENCIES

         CASINO DEVELOPMENT. We are committed to provide development assistance in connection with the establishment and initial operations of tribal gaming authorities for New York State gaming operations for the Mohawks. We are also committed to incur costs associated with the development of a casino resort with the Mohawks.

         LITIGATION TRUST. On January 12, 2004, in order to better focus on our business plan, all of our interests with respect to litigation against Harrah's
Operating Company, Inc. were transferred to a liquidating litigation trust. We agreed to provide the litigation trust with a $2.5 million line of credit. As of
September 30, 2006, we have advanced $1,365,000 against that line of credit.

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

         ARBITRATION WITH HORSEMEN'S ASSOCIATION. Our contract with the
Monticello Harness Horsemen's Association (the "Horsemen") has expired. Among other things, this contract provides for the amount of revenues from our VGM operations that we allocate to racing purses. We have not been successful in negotiations to renew this contract and, in March 2006, we and the Horsemen agreed to submit the matter to the New York State Racing and Wagering Board (the
"Board")for binding arbitration. The Board announced its determination on August
23, 2006 which included, among other things, an increase in the amount of revenues from VGM operations that we must allocate to the Horsemen's purse account. Effective July 1, 2006, we allocate 8.25% of the first $100 million in
VGM revenues to the purse account and make certain direct payments for the benefit of the Horsemen. The contract will expire December 31, 2007.

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

         Through our subsidiaries, we currently:

o    own and operate Monticello Raceway (the "Raceway"), a harness horseracing facility located in Monticello, New York, 90 miles Northwest of New York
     City. At the Raceway, we conduct pari-mutuel wagering through the running of live harness horse races, the import of simulcasting of harness and thoroughbred horse races from racetracks across the country and the export simulcasting of our races to offsite pari-mutuel wagering facilities.

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

         We plan to expand and diversify our business by marketing our services to gaming and hospitality clients, seeking consulting relationships with additional gaming clients and pursuing acquisitions, joint ventures or other growth opportunities.

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
We currently intend to retain our earnings, if any, to finance our growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our consolidated financial condition, results of operations and capital requirements. In addition, the payment of cash dividends is restricted by financial covenants in our credit agreement with Bank of Scotland.

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

VIDEO GAMING OPERATIONS AT MONTICELLO RACEWAY

         A VGM is an electronic gaming device that allows a patron to play electronic versions of various lottery games of chance and is similar in appearance to a traditional slot machine. On June 30, 2004, we began operating
1,744 VGM on 45,000 square feet of floor space at Monticello Raceway. At
September 30, 2006, the number of VGM in operation was 1,576. The VGM operation employs approximately 300 employees.

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

         On August 1, 2005, we entered into a letter agreement with the Mohawks pursuant to which the Mohawks acknowledged that on April 6, 2000, the United
States Department of the Interior advised New York State Governor George Pataki that the acquisition of 29 acres at the Raceway would be in the best interest of the Mohawks and would not be detrimental to the community. Under the letter agreement, the Company and the Mohawks affirmed, subject to the requested concurrence by Governor Pataki, all of their prior contracts to develop an
Indian casino at the Raceway (the "St. Regis Mohawk Casino"). The Mohawks
further agreed to (1) satisfy all requirements for the Bureau of Indian Affairs
(the "BIA") in connection with the transfer of the 29 acres of land to the
United States government in trust for the Mohawks, (2) resolve any remaining issues for the finalization of the pre-existing management agreement with one of the Company's subsidiaries for the project previously submitted to the National
Indian Gaming Commission (the "NIGC"), (3) execute any amendment or revision to such management agreement, or any collateral agreements, that may be mutually agreed upon in such process, (4) support the approval of such management agreement, as so amended or revised, by the NIGC and (5) take any and all reasonably required steps to consummate the land to trust transfer of the parcel pursuant to the April 6, 2000 determination as promptly as practicable following the concurrence of Governor Pataki.

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

         We were advised that on April 13, 2006 the Mohawks were notified that the BIA completed its review of the Environmental Assessment ("EA") for a proposed transfer of land into trust for a casino at the Raceway site. The review identified certain areas of the EA which must be addressed and the
Mohawks completed the filing of the responses to those items on July 5, 2006.

         After notification from the St. Regis Mohawk Tribe, the BIA recommenced review process for the acquisition of the 29 acres adjacent to the Raceway by the Tribe. On April 13, 2006 the Mohawks were notified that the BIA had completed its review of the Environmental Assessment ("EA") for a proposed transfer of land into trust for a casino at the Monticello Raceway site. The review identified certain additional areas to address and the Mohawks completed the filing of the responses to those items on July 5, 2006. Following this filing, the review of the EA by the BIA was completed on September 12, 2006 and the document was made available for public review and comment on that date. The
St. Regis Mohawk Tribe has provided to the BIA responses to all of the comments received during the comment period and are awaiting the decision by the BIA on those issues.

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

MONTICELLO RACEWAY DEVELOPMENT

         Monticello Raceway Development is a New York limited liability company with the exclusive right to design, engineer, develop, construct, and furnish a
Class III Gaming facility that is proposed to be developed on 29 of the 232 acres of land at the Raceway in Monticello, New York.

         Monticello Raceway Development, in connection with its gaming and development activities, capitalizes certain legal, architectural, engineering and environmental study fees, as well as other costs directly related to the gaming license and development of the real estate.

         During the nine months ended September 30, 2006 and 2005, Monticello
Raceway Development capitalized approximately $1.3 million and $3.8 million, respectively, of additional costs associated with advances and casino development projects. Capitalized costs that are specifically related to our current Indian projects are refundable under certain circumstances and amounts advanced are non-interest-bearing. When the financing of the operation is completed the deferred development costs will be evaluated for refund ability and when the operations of a proposed casino commence the balance, if any, systematically recognized over a determinable period. These capitalized costs are periodically reviewed for impairment. At September 30, 2006, Monticello
Raceway Development employed two full-time employees.

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

         We are now facing increased competition for our VGM operation as a VGM facility has opened at Yonkers Raceway. This property is much closer to New York
City than our facility and it is expected to be an attractive property with as many as 5,500 VGMs, food and beverage outlets and other amenities. The harness racing operation at this facility will reopen as well and we believe that this will have an adverse effect on certain elements or our racing revenues as noted
in our discussion and analysis of our results of operations that follows.

         A number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties and potential competitive threats to business at our existing property (such as Pennsylvania). The timing and occurrence of these events remain uncertain.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our Annual Report on Form 10-K for the year ended December 31, 2005 includes a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements. There were no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2006.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED
SEPTEMBER 30, 2005.

         REVENUES. Net revenues increased approximately $3.1 million (12.0%) for the quarter ended September 30, 2006 compared to the quarter ended September 30,
2005. Revenue from racing increased by approximately $452,000 (11.8%); revenue from VGM operations increased by approximately $2.5 million (12.2%) and food, beverage and other revenue increased by approximately $600,000 (36.5%).
Complimentary expenses increased by approximately $500,000.

         The VGM operations experienced an increase in daily visits of approximately 1% and the daily win per unit increased from $123.17 for the three months ended September 30, 2005 to $159.70 for the three months ended September
30, 2006 (30.0%). The average number of machines in service was 1,721 for the three months ended September 30, 2005 compared to 1,580 for the corresponding period in 2006. We attribute much of the improvement in VGM revenues to our continuing marketing efforts in the geographical areas served by our facility.

         The increase in racing revenues is primarily a result of more racing days at our facility in the three months ended September 30, 2006 than in the corresponding period in 2005.

         Food and beverage revenue increased primarily as a result of the increased patronage reflected in the VGM revenues. The cost of complimentaries increased as a result of increased patronage and increased marketing promotions.

         RACING COSTS. Racing costs increased by approximately $921,000 (or
45.7%) to approximately $2.9 million for the three months ended September 30,
2006 compared to the corresponding period in 2005. This is primarily a result of increases in racing purses reflecting the share of our increased revenues which we allocate to racing purses for our horsemen and the effect of additional allocations resulting from the arbitration award made by the New York State
Racing and Wagering Board.

         GAMING COSTS. Gaming (VGM) costs increased by approximately $1.1 million (or 6.5%) to approximately $18.6 million for the three months ended
September 30, 2006 compared with the corresponding period in 2005. This percentage increase is less than the percentage increase in VGM revenues almost solely as a result of the increase in fees for VGM agents (an additional 3% of
VGM revenue) and the marketing allowance granted to VGM agents by the New York
State Lottery as reimbursement for qualified marketing expenses incurred by the agents.

         FOOD, BEVERAGE AND OTHER COSTS. These costs increased by approximately
$192,000 (or 28.7%) to approximately $860,000 for the three months ended
September 30, 2006 compared with the corresponding period in 2005. This increase is consistent with the increase in revenues for this classification.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately $725,000 for the three months ended September 30, 2006 as compared to the three months ended September 30,
2005. This decrease was due primarily to a reduction in stock-based compensation of approximately $1.7 million, an increase in other compensation of approximately $136,000, and increased marketing costs of approximately $829,000.

         INTEREST EXPENSE. Interest expense was approximately $1.5 million and
$1.3 million, respectively, for the quarters ended September 30, 2006 and 2005.
Our senior convertible notes issued in July 2004 provided for an annual interest rate of 5.5% until July 31, 2005 and a rate of 8% thereafter. This resulted in an increase in interest expense of approximately $135,000 for the three months ended September 30, 2006 as compared with the same period in 2005. The remainder of the increase is due to interest on our revolving credit line which had approximately $7.6 million outstanding at September 30, 2006.

         NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED
SEPTEMBER 30, 2005.

         REVENUES. Net revenues increased approximately $13.0 million (20.2%)
for the nine months ended September 30, 2006 compared to the nine months ended
September 30, 2005. Revenue from racing increased by approximately $3.7 million
(35.4%); revenue from VGM operations increased by approximately $8.8 million
(17.1%) and food, beverage and other revenue increased by approximately $1.4 million (38.0%). Complimentary expenses increased by approximately $953,000.

         The VGM operations experienced an increase in daily visits of approximately 5% and the daily win per unit increased from $109.19 for the nine months ended September 30, 2005 to $140.15 for the nine months ended September
30, 2006 (28.4%). The average number of machines in service was 1,728 for the nine months ended September 30, 2005 compared to 1,577 for the corresponding period in 2006. As noted in the discussion of the quarterly results, we attribute much of the improvement in VGM revenues to our continuing marketing efforts in the geographical areas served by our facility.

         The increase in racing revenues was primarily a result of increased revenue allocations from OTB facilities. The Yonkers Raceway track that normally shares in those allocations with us was not in operation for the nine months ended September 30, 2006 and our allocable share was increased significantly as a result. That track had been in operation from January through June of 2005. We believe that our future racing revenues will be reduced significantly when the
Yonkers Raceway track reopens as our allocable share of OTB revenues will decrease.

         Food and beverage revenue increased primarily as a result of the increased patronage reflected in the VGM revenues. The cost of complimentaries increased as a result of increased patronage and increased marketing promotions.

         RACING COSTS. Racing costs increased by approximately $2.7 million (or
41.3%) to approximately $9.4 million for the nine months ended September 30,
2006. This is primarily as a result of increases in racing purses reflecting the share of our increased revenues which we allocate to racing purses for our horsemen. Our racing purse costs will increase in the future as a result of the arbitration award relating to our horsemen as described in more detail in the following section.

         GAMING COSTS. Gaming (VGM) costs increased by approximately $4.8 million (or 10.5%) to approximately $50.8 million for the nine months ended
September 30, 2006 compared with the corresponding period in 2005. This percentage increase is less than the percentage increase in VGM revenues almost solely as a result of the increase in fees for VGM agents (an additional 3% of
VGM revenue) and the marketing allowance granted to VGM agents by the New York
State Lottery as reimbursement for qualified marketing expenses incurred by the agents.

         FOOD, BEVERAGE AND OTHER COSTS. These costs increased by approximately
$500,000 (or 32.7%) to approximately $2.0 million for the nine months ended
September 30, 2006 compared with the corresponding period in 2005. This increase reflects the increase in revenues for this classification.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $1.2 million for the nine months ended September 30, 2006 as compared to the first nine months of 2005. This results primarily from a decrease in stock-based compensation of approximately
$472,000, an increase in other compensation of approximately $677,000, an increase in marketing costs of approximately $1.4 million and a reduction of other expenses of approximately $454,000.

         IMPAIRMENT LOSS - DEFERRED DEVELOPMENT COSTS. During the nine months ended September 30, 2005, we recognized an impairment loss of approximately $2.4 million related to our efforts to develop a casino resort with Seneca-Cayuga
Tribe of Oklahoma. No such indicators of impairment arose during the nine months ended September 30, 2006.

         INTEREST EXPENSE. Interest expense was approximately $4.5 million and
$3.3 million, respectively, for the nine months ended September 30, 2006 and
2005. Our senior convertible notes issued in July 2004 provided for an annual interest rate of 5.5% until July 31, 2005 and a rate of 8% thereafter. This resulted in an increase in interest expense of approximately $948,000 for the nine months ended September 30, 2006 as compared to the corresponding period in
2005. The remainder of the increase is due to interest on our revolving credit line which had approximately $7.6 million outstanding at September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         We believe that we have access to sources of working capital that are sufficient to fund our operations for the twelve months ended September 30,
2007. The results of operations of our VGM facility have been improved by the changes in the amount of revenue retained by VGM agents and we have approximately $2.4 million available from our revolving credit facility. Any significant capital requirements associated with our development projects can be met by additional debt or equity issues, if available.

         Net cash provided by operating activities during the nine months ended
September 30, 2006 was approximately $4.0 million compared to net cash used in operating activities for the nine months ended September 30, 2005 of approximately $3.3 million. The net change of approximately $7.4 million reflects primarily the reduction in net loss, collections from the New York
Lottery for the marketing allowance (approximately $1.4 million in restricted cash receipts), an increase in accounts receivable of approximately $1.3 million
, an increase in accrued expenses and other current liabilities of approximately
$113,000, an impairment loss of approximately $2.4 million in 2005 and a reduction in accounts payable of approximately $2.3 million.

         Net cash used in investing activities was approximately $2.0 million for the nine months ended September 30, 2006, consisting primarily of approximately $1.5 million for deferred development costs. During the nine months ended September 30, 2005, net cash used in investing activities was approximately $4.0 million, and consisted primarily of approximately $1.9 million for a new paddock and equipment at the Raceway and approximately $1.8 million in costs associated with casino development projects.

         Net cash provided from financing activities for the nine months ended
September 30, 2006 was approximately $302,000. We paid approximately $798,000 in costs associated with recording a mortgage on the Raceway property for the benefit of the holders of our Senior Convertible Notes as required by the
Indenture Agreement for those notes. This expenditure was offset by approximately $141,000 in proceeds from borrowings under our revolving credit facility and approximately $974,000 received as proceeds from the exercise of stock options. For the nine months ended September 30, 2005, net cash provided by financing activities was approximately $6.5 million. This represented the proceeds from borrowings under our revolving credit facility of approximately
$7.3 million offset by payment of financing costs of approximately $539,000 and a restricted cash account of approximately $408,000 associated with the establishment of that agreement.

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

         Our contract with the Monticello Harness Horsemen's Association (the
"Horsemen") has expired. Among other things, this contract provides for the amount of revenues from our VGM operations that we allocate to racing purses. We have not been successful in negotiations to renew this contract and, in March
2006, we and the Horsemen agreed to submit the matter to the New York State
Racing and Wagering Board (the "Board") for binding arbitration. The decision of the Board resulted in a new contract which expires on December 31, 2007. Among other things, that contract requires that we allocate to the Horsemen 8.25% of the first $100 million of VGM revenues.

           On the basis of our 2006 operations, we estimate that the effect of this decision will increase our expenses and net loss by approximately $800,000 on an annual basis.

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

OFF-BALANCE SHEET ARRANGEMENTS

         On January 12, 2004, in order to better focus on the development of a
VGM program at the Raceway and the business arrangements with the Cayuga Nation, all our interests with respect to litigation against Harrah's Operating Company,
Inc. which alleged tortuous interference with contractual and business relationships, were transferred to a liquidating litigation trust. We agreed to provide the litigation trust with a $2.5 million line of credit. Through
September 30, 2006, a total of $1,365,000 had been disbursed to the litigation trust. Due to the unpredictable nature of the litigation and the pending motions currently under review, we have provided for a valuation allowance of $1,365,000 against the receivable from the litigation trust. We expect to make additional disbursements on this line of credit in fiscal year 2006.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to market risk. Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $7.6 million at September 30, 2006 under our revolving credit facility. A change in interest rates of one percent on the balance outstanding at September 30, 2006 would cause a change in total annual interest costs of $76,000. The carrying values of these borrowings approximate their fair values at September 30, 2006.

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

         We carried out an evaluation as of September 30, 2006, under the supervision and with the participation of management, including the Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by
Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer
concluded that our disclosure controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries)
that must be included in our periodic Securities and Exchange Commission filings.

CHANGES IN OUR FINANCIAL REPORTING INTERNAL CONTROLS.

         There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the
Securities Exchange Act of 1934, as amended) during the fiscal quarter ended
September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On September 8, 2006, a decision was rendered denying in all respects the relief requested by the New York City, Nassau, Suffolk and Catskill OTBs
(collectively, the "OTBs") against the New York State Racing & Wagering Board,
Monticello Raceway and Yonkers Raceway. The OTBs had sought return of previously paid OTB commissions to Monticello Raceway in the approximate amount of $4 - $5 million as well as cessation of such payments in the future. The OTBs have filed notices of appeal. No determination of the appeal is expected for approximately one year.)

         On July 12, 2006, Monticello Raceway Management, Inc. commenced a lawsuit in New York Supreme Court, Suffolk County, against the Suffolk OTB seeking payment by the Suffolk OTB for unpaid out-of-state harness racing commissions. At this time, the approximate amount of the unpaid commissions is
$996,000.

         On August 23, 2006, the New York State Racing and Wagering Board issued its Award of Arbitration in the matter of Monticello Raceway Management, Inc.
and Monticello Harness Horsemen's Association, Inc. As a result of the arbitration, a new contract was entered into between Monticello Raceway
Management, Inc. and the Horsemen, which will run through December 31, 2007. As part of the agreement, the Horsemen will receive 8.25% of the first $100 million of VGM revenue, after which they will receive 9.25%, with a minimum of 200 race days per year. In addition, for insurance, legal, and administrative matters, the Horsemen will receive $20,000 per month as a direct management contribution, along with 3.5% of revenue from all sources; in 2007, the Horsemen will receive
4.5% of revenue from all sources. We have submitted a motion which is currently pending in New York Supreme Court, Sullivan County, to modify certain aspects of the arbitration award.

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

                                           EMPIRE RESORTS, INC.

Dated:  November 13, 2006                   /s/ David P. Hanlon
                                           -------------------------------------
                                           David P. Hanlon
                                           President and Chief Executive Officer

Dated:  November 13, 2006                   /s/ Ronald J. Radcliffe
                                           -------------------------------------
                                           Ronald J. Radcliffe
                                           Chief Financial Officer

