Form 10-K
period 2006-12-31
EMPIRE RESORTS INC
filed 2007-03-14
CIK 906780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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
--------------------------------------------------------------------------------
          (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code (702) 990-3355
                                                           --------------

             Securities registered under Section 12(b) of the Act:

           Title of each class                 Name of each exchange on
                                                   which registered

 Common Stock, $.01 par value per share           Nasdaq Global Market
--------------------------------------------------------------------------------

  5-1/2% Secured Convertible Notes Due 2014         The PORTAL Market
--------------------------------------------------------------------------------

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

 Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

      Indicate  by check mark  whether  the  registrant  is a shell  company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

      The  aggregate  market  value  of  the  issuer's  common  equity  held  by non-affiliates, as of June 30, 2006 was $154,338,650, based on the closing price of the common stock on the Nasdaq Small Cap Market.

      As of March 7, 2007,  there were 29,429,902  shares of the issuer's common equity outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The  information  required by Item 11 of Part III will be  incorporated by reference to certain portions of a definitive proxy statement, which is expected to be filed by the  Registrant  within  120 days  after the close of its  fiscal year.

      Item 5. Market for Registrant's Common Equity, Related
              Stockholder Matters and Issuer Purchases of Equity
              Securities.....................................................24
      Item 6. Selected Financial Data........................................26
      Item 7. Management's Discussion and Analysis of Financial

      Item 9. Changes In and Disagreements With Accountants on

      Item 12.Security Ownership of Certain Beneficial Owners

                                       i

                                     PART I

                           FORWARD-LOOKING STATEMENTS

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
         At Monticello  Raceway,  we conduct  pari-mutuel  wagering  through the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and the export  simulcasting  of our  races  to  offsite  pari-mutuel  wagering facilities.

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

      o  1,587 VGMs;

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

      o  fees from wagering at out-of-state locations on races run at Monticell
         Raceway using export simulcasting;

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

MONTICELLO GAMING AND RACEWAY

      We currently  operate a 45,000 square foot VGM facility called  Monticello
Gaming and Raceway (formerly called Mighty M Gaming at Monticello Raceway). VGMs are electronic gaming devices that allow patrons to play electronic  versions of various  lottery  games of chance  and are  similar  in  appearance  and feel to traditional slot machines. VGM operations at Monticello Gaming and Raceway began on June 30,  2004.  At December 31,  2006,  the number of VGMs in operation  was
1,587.

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

CASINO DEVELOPMENT

      We have  agreements  with the St. Regis Mohawk Tribe to develop and manage an Indian casino. The casino is proposed on land adjacent to Monticello Raceway.

ST. REGIS MOHAWK RESORT DEVELOPMENT

      We had previously  attempted to develop a casino with the St. Regis Mohawk
Tribe  beginning in 1996. On April 6, 2000, the United States  Department of the
Interior  advised New York State  Governer  George Pataki that it had determined that the acquisition of 29 acres adjacent to Monticello  Raceway would be in the best interest of the St.Regis  Mohawk Tribe and would not be  detrimental to the community.  Such determinations  required the concurrence of the Governor of New
York in order for the project to proceed.  For a period of time thereafter,  the
St. Regis Mohawk Tribe agreed to work exclusively with Park Place  Entertainment
Corporation  (now part of  Harrah's  Entertainment,  Inc.),  which  proposed  to develop a casino for the St. Regis Mohawk Tribe at the nearby Kutsher's Sporting
Academy. However, by Summer 2005, the needed approvals for a casino at Kutsher's
Sporting Academy had not  materialized,  and we and the St. Regis Mohawk Tribe's leaders discussed the possibility of moving forward with the previously obtained approvals for the casino project at Monticello Raceway.

      On August 1, 2005, we entered into a letter  agreement  with the St. Regis
Mohawk Tribe under which we and the St. Regis Mohawk Tribe affirmed,  subject to the requested  concurrence by Governor Pataki, all prior contracts to develop an
Indian casino at Monticello  Raceway.  The St. Regis Mohawk Tribe further agreed to (1) satisfy all  requirements for the Bureau of Indian Affairs (the "BIA") in connection  with  the  transfer  of the 29 acres  of land to the  United  States government  in trust for the St. Regis Mohawk  Tribe,  (2) resolve any remaining issues for the finalization of the pre-existing management agreement with one of our  subsidiaries  for the project  previously  submitted to the National Indian
Gaming  Commission  (the "NIGC"),  (3) execute any amendment or revision to such management agreement, or any collateral agreements,  that may be mutually agreed upon in such process, (4) support the approval of such management agreement,  as so amended or revised,  by the NIGC and (5) take any and all reasonably required steps to  consummate  the land to trust  transfer of the parcel  pursuant to the
April 6, 2000 determination as promptly as practicable following the concurrence of Governor Pataki.

      On September 9, 2005,  in response to a letter from Governor  Pataki,  the
Acting Deputy  Secretary for Economic  Development and Policy,  wrote to the St.
Regis Mohawk Tribe to confirm that the Department of the Interior considered the
2000  Secretarial  determination  to be of  continuing  validity  and subject to concurrence  by the Governor.

      After  notification  from the St. Regis Mohawk Tribe,  the BIA recommenced review  process for the  acquisition  of the 29 acres adjacent to the Raceway by the St.  Regis  Mohawk  Tribe.  On April 13, 2006 the St. Regis Mohawk Tribe was
notified that the BIA had completed its review of the  Environmental  Assessment
("EA") for a proposed transfer of land into trust for a casino at the Monticello
Raceway site. The review identified  certain additional areas to address and the
St. Regis Mohawk Tribe  completed  the filing of the responses to those items on
July  5,  2006.  Following  this  filing,  the  review  of the EA by the BIA was completed on September  12, 2006 and the document was made  available for public review and comment on that date.  The St. Regis Mohawk Tribe has provided to the
BIA responses to all of the comments received during the comment period.

      On December  21, 2006,  the St. Regis Mohawk Tribe  received a letter from
James  R.  Cason  of the  BIA  stating  that  the  Tribe's  Final  Environmental
Assessment  for the project had been deemed  sufficient,  that an  Environmental
Impact Study will be not be required and that a formal Finding of No Significant
Impact ("FONSI") related to the proposed federal action approving the request of the Tribe to take 29.31 acres into trust for the purpose of building a Class III gaming  facility to be located at Monticello  Raceway,  in  accordance  with the
Indian Gaming  Regulatory  Act of 1988 (the  "Land-to-Trust  Transfer") has been issued. On February 16, 2007, its partner, the St. Regis Mohawk Tribe,  received a copy of a complaint filed in the United States District Court for the Southern

District of New York in the case of Sullivan County Farm Bureau, Catskill Center for Conservation and Development,  Inc.,  Orange  Environment,  Inc. and Natural
Resources  Defense  Council v. United States  Department  of the Interior,  Dirk
Kempthorne,  in his official  capacity as Secretary  of the  Interior,  James E.
Cason, in his official  capacity as Associate  Deputy  Secretary of the Interior and Acting  Assistant  Secretary of the Interior for Indian Affairs and BIA. The
claim  alleges that the BIA violated the National  Environmental  Policy Act and the Administrative Procedure Act by issuing the Finding of No Significant Impact
without   requiring  an  environmental   impact  statement  under  the  National
Environmental  Policy Act. The  plaintiffs  are seeking an order  requiring  the preparation  of an  environmental  impact  statement  prior to Department of the
Interior's  granting final approvals for the proposed St. Regis Mohawk Casino at
Monticello  Raceway and prior to the  Department of the  Interior's  causing the transfer of the subject land into federal trust.

      On  February  19,  2007,  New  York  Governor  Eliot  Spitzer  issued  his concurrence with regard to the April 2000 Secretarial  Determination  that found that the  acquisition of the 29 acres adjacent to Monticello  Raceway by the St.
Regis Mohawk Tribe for the purpose of building and  operating a Class III gaming facility would be in the Tribe's and its members' best interest and would not be detrimental  to the  surrounding  communities.  In addition to the  concurrence,
Governor  Spitzer also signed an amendment to the gaming compact between the St.
Regis  Mohawk  Tribe and New York State  pursuant  to which New York State would receive 20 percent of  slot-machine  revenues  for the first two years after the
St. Regis Mohawk  Tribe's Class III casino to be located at  Monticello  Raceway opens,  23 percent  for the next two years and 25 percent  thereafter.  The U.S.
Department of the Interior can now begin its final administrative review so that the  Secretary of the Interior can  determine  whether to approve the request of the Tribe to take the 29 acres into trust.

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

      We also  entered  into a  gaming  facility  development  and  construction agreement  with the  Authority  and the St.  Regis  Mohawk  Tribe  (the  "Gaming
Facility  Development and  Construction  Agreement"),  pursuant to which we were granted the exclusive right to design, engineer,  construct, furnish and develop a Class III Indian casino resort with the St. Regis Mohawk Tribe,  and we agreed to help arrange  financing of the project.  In exchange for these services,  the
Authority  agreed to pay us a  development  fee  equal to 5% of the  first  $505 million of the project's construction costs, not to exceed $15 million,  payable monthly as the project costs are incurred. However, the Authority is entitled to retain 10% of such  development fees until the project is 50% completed and then
5% until the project is  completed.  On the  completion  date,  the Authority is required to pay us these retained fees.

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

COMPETITIVE ADVANTAGES

      We  believe  that  if we are  able to  develop  gaming  operations  in the
Catskills  region in the State of New York, they will be successful  because the
Catskills area is approximately 90 miles northwest of New York City, making it a shorter  trip from the  nation's  most  populous  metropolitan  area than either
Atlantic City or any regional Indian casino,  including Foxwoods and Mohegan Sun in  Connecticut.  There are  approximately  1.3 million  adults living within 50 miles of the  Catskills  area.  In addition,  roughly  18.4 million  adults live within 100 miles of the Catskills area, an area where household  income averages approximately $76,000. Specifically,  Monticello Raceway is directly adjacent to
Highway 17, has highly visible signage and convenient  access,  and is less than
1,000 feet from the highway's exit. There is currently no direct competition for our VGM operations within 75 miles of Monticello Raceway.

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
Regis Mohawk  Tribe.  The  so-called two part  determination  exception  permits gaming on land taken into trust after  October 17, 1988 if,  after  consultation with the tribe and applicable  state,  local and other nearby tribal  officials, the Secretary of the Interior  determines that a gaming  establishment  on newly acquired  land would be in the best  interest of the tribe and its members,  and would not be detrimental to the surrounding community,  but only if the Governor of the applicable State concurs. Another exception to the general prohibition of gaming on newly  acquired  trust lands is the  exception  that allows  gaming on lands taken into trust as part of a settlement of a land claim.

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

      Our jointly  developed  Indian casino resort would therefore be subject to the requirements and restrictions contained in the compact with the State of New
York.  An  outline  of the  basic  terms  for this  compact  is set forth in the proposed  Tribal-State  Compact between the St. Regis Mohawk Tribe and the State of New York governing Class III Gaming in Sullivan County. Pursuant to the terms of this document, the tribe would be permitted to develop a tribal casino in the
Town of Thompson in Sullivan County,  New York that will permit the operation of slot machines,  but not VGMs, for an initial term of 14 years, with an automatic seven year renewal and shall provide the tribe,  along with certain other Indian tribes,  the exclusive  right to operate slot machines in the counties of Bronx,
Delaware, Greene, Kings, New York, Orange, Queens, Richmond, Rockland, Sullivan,
Ulster and Westchester (which includes all of New York City). Under the proposed compact, the tribe is required to contribute 20% of its slot machine net revenue to the State of New York  during  the first  two years of  operation,  with such contribution  subsequently  increasing  to 25%.  The St. Regis Mohawk Tribe must commence gaming operations within 24 months of receiving all requisite state and federal approvals.  Finally,  the tribe agreed to collect and remit to the State of New York,  all state and local  taxes in  connection  with all sales  made by vendors with respect to the gaming facility of alcoholic beverages,  cigarettes, tobacco  products,  gas and all other personal property and services sold to non members of the tribe. This compact, however, does not become effective until the enactment of federal and state legislation and tribal  resolutions that formally implement its terms.

      There is an existing  compact  between the St.  Regis Mohawk Tribe and the
State of New York,  which was amended on February 19, 2007 to incorporate  terms relevant to the project at Monticello Raceway under existing  legislation.  This compact,  however,  does not become effective until the enactment of federal and state legislation and tribal  resolutions that formally implement its terms. The following  is a summary of certain  terms of the compact  between the St.  Regis
Mohawk Tribe and the State of New York, as amended:

      o  The St. Regis Mohawk Tribe may  establish  one gaming  facility  within
         Town of Thompson in Sullivan County, New York.

      o  The St. Regis Mohawk Tribe shall commence  construction  of a permanent gaming  facility within 180 days of the latter of the effective date of the compact or when a qualifying  parcel is acquired or accepted by the
         Secretary  of the  Interior in trust for the  benefit of the St.  Regis
         Mohawk  Tribe;  and  commence  Class  III  gaming  activities  within a permanent  gaming  facility on such site within 24 months of the latter of the  effective  date of the compact or when a  qualifying  parcel is acquired or accepted by the  Secretary of the Interior in trust for the benefit of the St. Regis Mohawk Tribe.

      o  The St. Regis Mohawk Tribe is specifically  authorized to conduct Class
         III gaming  including slot machines  ,baccarat,  bang, beat the dealer, best poker hand, blackjack, Caribbean stud poker, chuck-a-luck,  craps,
         gaming  devices,   hazard,  joker  seven,  keno,  let  it  ride  poker,
         minibaccarat,  pai gow poker,  red dog,  roulette,  sic bo,  super pan, under and over  seven,  wheel  games,  casino war,  Spanish  blackjack, multiple action blackjack and three card poker.

      o  The compact  provides for a term of 14 years following the commencement of gaming  activities,  unless renewed or terminated as provided in the compact. The compact allows for automatic renewal unless objected to by the State of New York. Video lottery terminals are not permitted.

      o  The St. Regis Mohawk Tribe will provide  reasonable access to the Class
         III gaming and related  facilities  to labor union  organizers  and for union  purposes  and shall  enter into an  agreement  with the New York
         Hotel & Motel Trades Council for the unionization of certain employees.

      o  The St. Regis Mohawk  Tribe,  along with certain  other Indian  tribes, receives the  exclusive  right to operate slot machines in the counties of Bronx, Delaware,  Greene, Kings, New York, Orange, Queens, Richmond,
         Rockland, Sullivan, Ulster and Westchester.

      o  New York State would  receive 20 percent of  slot-machine  revenues for the first two years after the St. Regis Mohawk Tribe's Class III casino to be located at Monticello  Raceway opens, 23 percent for the next two years and 25 percent thereafter

      o  The St. Regis Mohawk Tribe shall  collect and remit to the State of New
         York all state and local  taxes in  connection  with all sales  made by vendors  with respect to the gaming  facility of  alcoholic  beverages, cigarettes,  tobacco products,  gas and all other personal property and services sold to non members of the tribe.

      o  The St.  Regis  Mohawk  Tribe  waives any  defense  that it may have by virtue of  sovereign  immunity  with  respect to any action  brought in
         United States District Court to enforce an arbitration  award under the compact.

      o  The St. Regis  Mohawk Tribe and the State of New York will  establish a method of non-judicial  dispute  resolution.  The parties shall meet to negotiate in good faith any unresolved disputes which are to be settled by arbitration.  The decision of the arbitrator shall be final, binding and not subject to appeal. For breaches of the compact,  the arbitrator may impose as a remedy only specific performance. Either party may seek a temporary  restraining order or preliminary  injunction in accordance with the Indian  Gaming  Regulatory  Act and either  party may bring an action in the United States District Court of the Northern  District of
         New York to enforce the arbitrator's decision and award.

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

      MONTICELLO GAMING AND RACEWAY

      The primary  competition for Monticello  Gaming and Raceway is expected to be from two  racetracks  located  within  the New York City  metropolitan  area,
Yonkers  Raceway and Aqueduct  Raceway.  Yonkers  Raceway  re-opened  during the fourth  quarter of 2006.  It appears that the VGM  facility at Aqueduct  Raceway will not be opened until at least late 2007.  In addition,  proposals  have been made for the  implementation  of a similar  program in New  Jersey,  which would include a facility at the Meadowlands Racetrack.

      In July 2004, Pennsylvania enacted a law legalizing the operation of up to
61,000 slot machines at 14 locations  throughout the state. The holders of horse racing  licenses in  Pennsylvania  may apply for 7 of the 14 licenses to operate slot  machines at their  racetracks  while the other 7 locations  have yet to be identified.  On January 25, 2005, the Mohegan Tribal Gaming  Authority  acquired
Pocono Downs  Racetrack and five  off-track  wagering  operations.  Pocono Downs
Racetrack opened in January 2007 with approximately 3,000 machines. Pocono Downs
Racetrack  is  located in  Wilkes-Barre,  Pennsylvania,  approximately  75 miles southwest of Monticello.

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

      In  November  of  2004,  a number  of other  Indian  tribes  entered  into agreements  with the State of New York with  respect to land claims  against the
State.  As in the case of the St.  Regis Mohawk  Tribe,  these  agreements  also require state and federal  legislation to be enacted in order to implement their provisions.

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

      In December 2006, the  Mashantucket  Pequot Nation announced that they had signed  agreements with a major casino company,  MGM Mirage, to collaborate on a major destination hotel/casino resort adjacent to the existing Foxwoods facility and other  development  activities.  The new facility  will be known as the "MGM
Grand at  Foxwoods"  and is  expected  to open in Spring  2008 and will  operate subject to a long term licensing agreement.

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

EMPLOYEES

      As of March 8, 2007, we and our subsidiaries  employed  approximately  370 people.

ITEM 1A.    RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

      IF REVENUES AND OPERATING INCOME FROM OUR VGMS AT MONTICELLO  RACEWAY DO
NOT  INCREASE OR IF WE ARE UNABLE TO DEVELOPA  SUCCESSFUL  INDIAN  CASINO,  IT
COULD ADVERSELY AFFECT OUR ABILITY TO SERVICE OUR OUTSTANDING DEBT.

      Our ability to service our senior secured convertible notes or loans under our credit  facility  with Bank of Scotland  will depend upon the success of our
VGM facility,  our ability to  successfully  develop and manage an Indian casino for the St. Regis Mohawk Tribe and our ability to attract sufficient attendance.

      There can be no assurance that VGMs will draw sufficiently large crowds to
Monticello  Raceway to increase local wagering to the point that we will realize a profit.  The  operations  and placement of our VGMs,  including the layout and distribution,  are under the  jurisdiction of the New York State Lottery and the program  contemplates  that  a  significant  share  of  the  responsibility  for marketing the program will be borne by the New York State Lottery.  The New York
State Lottery may make  decisions that we feel are not in our best interest and, as a  consequence,  the  profitability  of our VGM  operations may not reach the levels that we believe to be feasible or may be slower than expected in reaching those levels.  Until  recently,  our VGM operations were losing money, as we are only permitted to retain 32% of the first $50 million of our VGM revenue, 29% of the next $100 million of our VGM revenue and 26% our VGM gross revenue in excess of $150 million.  Moreover,  the legislation  authorizing the  implementation of
VGMs at Monticello  Raceway expires in 2013, prior to the stated maturity of our senior  secured  notes,  and no  assurance  can be given  that  the  authorizing legislation will be extended beyond this period.  Similarly,  the development of our proposed Indian casino is subject to many regulatory,  competitive, economic and business  risks beyond our  control,  and there can be no assurance  that it will be  developed  in a timely  manner,  or at all.  Any failure in this regard could  have a  material  adverse  impact on our  operations  and our  ability to service our debt obligations.

      AS A  HOLDING  COMPANY,  WE  ARE  DEPENDENT  ON  THE  OPERATIONS  OF OUR
SUBSIDIARIES  TO PAY  DIVIDENDS  OR MAKE  DISTRIBUTIONS  IN ORDER TO  GENERATE
INTERNAL CASH FLOW.

      We  are  a  holding  company  with  no  revenue   generating   operations.
Consequently,  our ability to meet our working capital requirements,  to service our debt  obligations  (including  under our senior secured notes or the Bank of
Scotland credit facility), depends on the earnings and the distribution of funds from our  subsidiaries.  There can be no assurance that these  subsidiaries will generate enough revenue to make cash distributions in an amount necessary for us to satisfy our working capital  requirements or our obligations under our senior secured  notes or the Bank of  Scotland  credit  facility.  In  addition,  these subsidiaries  may enter into  contracts  that limit or prohibit their ability to pay dividends or make  distributions.  Should our  subsidiaries be unable to pay dividends  or make  distributions,  our ability to meet our ongoing  obligations would be  jeopardized.  Specifically,  without the payment of  dividends  or the making of  distributions,  we would be unable to pay our  employees,  accounting professionals  or  legal  professionals,  all of whom we rely on to  manage  our operations, ensure regulatory compliance and sustain our public company status.

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
EXISTING  LAWS AND  REGULATIONS,  OR OUR  INABILITY OR THE  INABILITY OF OUR KEY
PERSONNEL,  SIGNIFICANT  STOCKHOLDERS,  OR JOINT  VENTURE  PARTNERS TO OBTAIN OR
RETAIN REQUIRED GAMING REGULATORY LICENSES,  COULD PREVENT THE COMPLETION OF OUR
CURRENT CASINO DEVELOPMENT PROJECTS, PREVENT US FROM PURSUING FUTURE DEVELOPMENT
PROJECTS,  FORCE US TO DIVEST THE HOLDINGS OF A STOCKHOLDER  FOUND UNSUITABLE BY
ANY FEDERAL,  STATE, REGIONAL OR TRIBAL GOVERNMENTAL BODY OR OTHERWISE ADVERSELY
IMPACT OUR RESULTS OF OPERATION.

      The ownership,  management and operation of gaming facilities are and will be subject to extensive federal,  state,  provincial,  tribal and/or local laws, regulations  and ordinances  that are  administered  by the relevant  regulatory agency or agencies in each jurisdiction.  These laws, regulations and ordinances
vary  from   jurisdiction   to   jurisdiction,   but   generally   concern   the
responsibilities,  financial  stability and character of the owners and managers of gaming  operations as well as persons  financially  interested or involved in gaming  operations,  and often require such parties to obtain certain  licenses, permits and approvals.  These laws,  regulations  and ordinances may also affect the  operations  of our  gaming  facilities  or our  plans  in  pursuing  future projects.

      Licenses  that we and our officers,  directors and principal  stockholders are subject to generally expire after a relatively short period of time and thus require  frequent  renewals and  reevaluations.  Obtaining these licenses in the first  place,  and for  purposes  of  renewals,  normally  involves  receiving a subjective determination of "suitability." A finding of unsuitability could lead to a material loss of investment by either us or our  stockholders,  as it would require  divestiture of one's direct or indirect  interest in a gaming  operator that conducts business in the licensing jurisdiction making the determination of unsuitability.  Consequently,  should we or any stockholder  ever be found to be unsuitable  by the federal  government,  the State of New York or the St.  Regis
Mohawk  Tribe,  to own a direct or indirect  interest  in a company  with gaming operations,  we or such  stockholder,  as the case may be,  could be  forced  to liquidate all interests in that entity.  Should either we or such stockholder be forced to liquidate these interests within a relatively short period of time, we or such  stockholder  would  likely be forced to sell at a  discount,  causing a material loss of investment value.

      During 2002,  certain  affiliates  of Bryanston  Group,  Inc.  ("Bryanston
Group"),  our former  largest  stockholder,  and six of our former  officers and directors were indicted for various  counts of tax and bank fraud.  On September
5, 2003, one of these former  directors  pleaded guilty to felony tax fraud, and on  February  4, 2004,  four  additional  former  officers  and  directors  were convicted of tax and bank fraud. None of the acts these individuals were charged with or  convicted  of  relate  to  their  former  positions  with or  ownership interests  in us and their  remaining  interests  do not  provide  them with any significant control in the management of the Company.  However,  there can be no assurance  that none of the various  governmental  agencies  that now, or in the future may,  regulate and license our gaming related  activities  will factor in these  indictments  or criminal acts in  evaluating  our  suitability.  Should a regulatory  agency fail to acknowledge that these indictments and convictions do not bear on our  suitability,  we could lose our gaming licenses or be forced to liquidate certain or all of our gaming interests.

      We received a letter from the New York State Racing and Wagering  Board on
January 16, 2006,  requesting  information  about our plans to divest  Bryanston
Group and its affiliates of their remaining interests in us. We have advised the
New York State  Racing and  Wagering  Board that  approximately  one-half of the ownership of Bryanston  has been  forfeited to the United  States as a result of the  convictions  referred  to above.  According  to the  terms of our  Series E preferred stock, we have the option to redeem these shares at a price of $10 per share plus all accrued and unpaid dividends. The cost of redeeming these shares, as of December 31, 2006, was approximately  $22.9 million. We may not be able to obtain sufficient  financing in amounts or on terms that are acceptable to us in order to redeem all of these shares, should this be required.

      THE  GAMING  INDUSTRY  IN  THE  NORTHEASTERN  UNITED  STATES  IS  HIGHLY
COMPETITIVE,  WITH MANY OF OUR  COMPETITORS  BETTER KNOWN AND BETTER  FINANCED
THAN US.

      The  gaming  industry  in  the   northeastern   United  States  is  highly
competitive and increasingly run by multinational  corporations or Indian tribes that enjoy widespread name recognition,  established  brand loyalty,  decades of casino operation  experience and a diverse portfolio of gaming assets.  Atlantic
City, the second most popular gaming destination in the United States, with more than 10 full service hotel casinos,  is  approximately a two hour drive from New
York City,  the highly  popular  Foxwoods  Resort and Casino and the Mohegan Sun casino are each only two and a half hour  drives  from New York  City.  Harrah's
Entertainment,  Inc., a large gaming company, Trading Cove Associates, Inc., the developers  of the  Mohegan  Sun  casino,  and the  Wisconsin  Oneidas  are each planning  to develop  Indian  casinos  on  properties  that are near  Monticello
Raceway.  Additionally, on July 4, 2004, the State of Pennsylvania enacted a law allowing  for the  operation  of up to 61,000  slot  machines  at 14  locations.
Pursuant to this new law, slot machine  facilities  could be developed within 30 miles of Monticello  Raceway that would compete directly with our VGMs. One such development,  the  Mohegan  Sun at  Pocono  Downs,  opened in  January,  2007 in
Wilkes-Barre,  Pennsylvania,  approximately  75 miles  southwest of  Monticello.
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

      BECAUSE OF THE UNIQUE STATUS OF INDIAN  TRIBES,  GENERALLY,  OUR ABILITY
TO SUCCESSFULLY  DEVELOP AND MANAGE OUR PROPOSED INDIAN CASINO WILL BE SUBJECT
TO UNIQUE RISKS.

      We have limited experience in managing or developing Indian casinos, which presents unique challenges.  Indian tribes are sovereign nations and possess the inherent power to adopt laws and regulate matters within their jurisdiction. For example,  tribes are generally immune from suit and other legal processes unless they waive such immunity. Gaming at a casino developed with the St. Regis Mohawk
Tribe will be operated on behalf of such tribe's government, and that government is subject to changes in leadership or governmental policies,  varying political interests,  and pressures from the tribe's individual members,  any of which may conflict with our interests.  Thus, disputes between ourselves and the St. Regis
Mohawk Tribe may arise. With respect to disputes  concerning our existing gaming facility  management  agreement  and  development  agreement  with the St. Regis
Mohawk  Tribe,  the St. Regis Mohawk  Tribe has waived its  sovereign  immunity, although if for any reason that waiver should be ineffective, we might be unable to enforce our rights under such  agreement.  Also, it is possible that we might be  required  to seek  enforcement  of our  rights  in a court or other  dispute resolution  forum of the St.  Regis  Mohawk  Tribe,  instead of state or federal courts or arbitration.  As discussed below, until the gaming facility management agreement has been  approved by the NIGC and by the St. Regis Mohawk Tribe,  the operative  provisions  of that  agreement  will not be valid or  binding  on the applicable tribe, and under relevant federal court precedent,  it is likely that some or all of our other  agreements  with such tribe  will also be  inoperative until such gaming facility management agreement has been approved by the NIGC.

      Indian   gaming  is  also  governed  by  unique  laws,   regulations   and
requirements  arising from the Indian Gaming Regulatory Act of 1988, as amended, any  applicable  Class III gaming  compact,  and gaming  laws of the  applicable
Indian tribe, and certain federal Indian law statutes or judicial principles.  A number of examples  exist where Indian tribes have been  successful in obtaining determinations  that  management-related  contracts  (including  development  or consulting  contracts)  were void as a result of the  application  of the unique provisions of these laws.  For all of the foregoing  and other  reasons,  we may encounter difficulties in successfully  developing and managing an Indian casino with the St. Regis Mohawk Tribe.  Several  companies with gaming experience that have tried to become  involved in the  management  and/or  development of Indian casinos have been  unsuccessful.  Due to our management's  limited Indian gaming experience, no assurance can be given that we will be able to avoid the pitfalls that have befallen other companies in their efforts to develop successful Indian gaming operations.

      GAMING IS A HIGHLY REGULATED  INDUSTRY AND CHANGES IN THE LAW COULD HAVE
A MATERIAL  ADVERSE EFFECT ON US AND OUR ABILITY TO CONDUCT  GAMING,  AND THUS
ON OUR ABILITY TO MEET OUR DEBT SERVICE OBLIGATIONS.

      Indian casinos in New York are regulated extensively by federal, state and tribal  regulatory  bodies,  including the NIGC and agencies of the State of New
York. As is the case with any casino, changes in applicable laws and regulations could limit or materially  affect the types of gaming that may be conducted,  or services provided, by our planned casino and the revenues realized from it.

      Currently,  the  operation of all gaming on Indian lands is subject to the
Indian Gaming Regulatory Act. Over the past several years,  legislation has been introduced in the United States Congress with the intent of addressing a variety of perceived  problems  with the Indian  Gaming  Regulatory  Act.  Specifically, legislation  has been proposed  which would have the effect of  prohibiting  the operation of particular classes of gaming on parcels of land, such as ours, that are not located on existing Indian  reservations.  While none of the substantive proposed  amendments to the Indian Gaming  Regulatory Act have been enacted,  we cannot  predict  future  legislative  acts.  In the event that  Congress  passes prohibitory legislation,  and if such legislation is sustained in the courts, we may be unable to move forward in  developing  our planned  Indian casino and our ability to meet our debt service  obligations  would be materially and adversely affected. In addition,  under federal law, gaming on Indian land is dependent on the  permissibility  under  state law of  specific  forms of  gaming or  similar activities.  If the  State  of New York  were to make  various  forms of  gaming illegal or against public policy,  such action may have an adverse effect on our ability to develop Indian gaming operations in the Catskills region of the State of New York.

      A TRANSFER OF A PROPOSED  CASINO SITE TO THE UNITED STATES,  TO BE HELD IN
TRUST FOR THE BENEFIT OF THE ST.  REGIS  MOHAWK  TRIBE MIGHT NOT OCCUR OR MAY BE
DELAYED FOR A SUBSTANTIAL  PERIOD OF TIME; AND UNTIL SUCH A TRANSFER OCCURS,  IT
WILL NOT BE POSSIBLE  FOR THE ST.  REGIS MOHAWK TRIBE TO OPERATE A CASINO IN THE
CATSKILLS REGION OF THE STATE OF NEW YORK FOR US TO MANAGE.

      Under the Indian Gaming Regulatory Act of 1988, as amended,  the St. Regis
Mohawk  Tribe  will be able to operate a casino in the  Catskills  region of the
State of New York only if the  casino  is  located  on land  held by the  United
States in trust for the tribe (or subject to similar  restrictions on transfer), and only if such tribe exercises  governmental powers over the casino site. That same Act, however,  generally  prohibits Indian casinos on land transferred into trust after  October 17, 1988,  subject to certain  exceptions,  one of which is being pursued by the St. Regis Mohawk Tribe,  without any assurance that it will be obtained.

      The exception  being pursued by the St. Regis Mohawk Tribe permits land to be transferred after October 17, 1988, if, after consultation with the tribe and applicable state, local and other nearby tribal officials,  the Secretary of the
Interior (who acts through the Bureau of Indian Affairs (the "BIA"))  determines that a gaming  establishment  on the land proposed for transfer  would be in the best interest of the tribe and its members,  and would not be detrimental to the surrounding community,  and the Governor of the applicable State concurs in such determination.  To date, the instances are very limited where this exception has been successful for  off-reservation  land,  particularly in circumstances where the land to be  placed  in trust is  located  a  substantial  distance  from the ancestral lands or reservation of a tribe.  While the St. Regis Mohawk Tribe has certain  ancestral  ties to the  Catskills  region of New York,  the region is a substantial  distance from land  recognized to be a part of the Tribe's  current reservation.  Nevertheless,  we were  advised  that on December 21, 2006 the St.
Regis Mohawk Tribe received a letter from the Secretary of the Interior  stating that the St. Regis Mohawk Tribe's Final Environmental Assessment had been deemed sufficient, that an Environmental Impact Study would not be required, and that a
FONSI related to the proposed  federal  action  approving the request of the St.
Regis  Mohawk Tribe to take 29.31 acres into trust for the purpose of building a
Class III gaming  facility to be located at  Monticello  Raceway,  in accordance with the Indian Gaming  Regulatory Act of 1988 had been issued.  On February 19,
2007,  New  York  Governor  Eliot  Spitzer  issued  his  concurrence  with  this determination  by the  Secretary of the Interior and signed the amendment to the
Class III gaming compact between the St. Regis Mohawk Tribe and the State of New
York.  Such amendment to the gaming  compact  between the St. Regis Mohawk Tribe and New York State  effecting  the  Land-to-Trust  Transfer must be reviewed and approved by the BIA and the BIA must take the necessary administrative action to effect the Land-to-Trust  Transfer.  No assurance can be given that the BIA will provide such approval or take the necessary  administrative action to effect the
Land-to Trust Transfer.

      IF OUR GAMING  FACILITY  MANAGEMENT  AGREEMENT  IS NOT  APPROVED  BY THE
NIGC,  WE WILL NOT BE ABLE TO EXECUTE OUR CURRENT  BUSINESS PLAN OF DEVELOPING
AND MANAGING AN INDIAN CASINO.

      Our  agreement  with the St.  Regis  Mohawk Tribe will not be effective to allow us to commence the  development  or management of a gaming  facility until our management  agreement is first approved by the NIGC, and that approval might not be obtained or might be  obtained  only after we agree to modify  terms that either reduce our revenues under the agreement or otherwise adversely affect us.

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
No  assurance  can be given  that the NIGC  will  approve  the  gaming  facility management  agreement,  as  amended,  or  that  further  modifications  to  such agreement  will  not be  required  prior  to the NIGC  granting  approval.  Such modifications could include a material reduction in the management fees or other compensation we have negotiated with the St. Regis Mohawk Tribe. As amended, and approved by the NIGC,  the gaming  facility  management  agreement  will require formal  approval by the St. Regis Mohawk  Tribe  before such  agreement  becomes effective.  We cannot guarantee that the St. Regis Mohawk Tribe will approve the amended gaming  facility  management  agreement in order to obtain approval from the NIGC.

      A CLASS III  GAMING  COMPACT  BETWEEN  THE STATE OF NEW YORK AND THE ST.
REGIS MOHAWK TRIBE MUST BE NEGOTIATED AND BECOME  EFFECTIVE  BEFORE SUCH TRIBE
CAN OPERATE A CASINO FOR US TO MANAGE.

      The St. Regis Mohawk Tribe can not lawfully  engage in Class III gaming in the Catskills region of the State of New York unless such tribe and the Governor for the State of New York enter into a Class III gaming  compact for such gaming that is approved or deemed  approved by the Secretary of the Interior.  Although courts have  invalidated  two other Class III gaming  compacts  between New York tribes  and the  State  of New York due to lack of  legislative  authority,  the
Governor has received requisite legislative  authorization to enter into a Class
III gaming  compact with the St. Regis Mohawk Tribe in the  Catskills  region of the State of New York.  Such gaming  compacts will not be entered into until the appropriate  land has been taken into trust by the United States for the benefit of such tribe. On February 19, 2007, the St. Regis Mohawk Tribe and the State of
New York  entered  into an  amendment  to their  compact  for Class III  gaming, pursuant to which,  among other things,  New York State would receive 20 percent of  slot-machine  revenues  for the first two years after the Tribe's  Class III casino to be located at Monticello  Raceway  opens,  23 percent for the next two years and 25 percent thereafter.

      Pursuant  to the Indian  Gaming  Regulatory  Act of 1988,  the compact for
Class III gaming  entered into by the State of New York and the St. Regis Mohawk
Tribe  does  not  become  effective  until an  approval  of the  compact  by the
Secretary  of  the  Interior  has  been  published  in  the  Federal   Register.
Additionally,  the compact could become effective,  but only to the extent it is consistent with the Indian Gaming  Regulatory Act of 1988, upon publication of a notice in the Federal  Register  that  forty-five  days have  elapsed  after the compact was  submitted  for  approval to the  Secretary  of the Interior and the
Secretary  of the Interior  neither  approved nor  disapproved  the compact.  No assurance can be given that the Secretary of the Interior will approve the terms of any  compact  agreed to by the St.  Regis  Mohawk  Tribe and the State of New
York. In particular, the existence of revenue sharing provisions in a compact by which a state  receives a share of tribal  gaming  revenues has provided a basis for the  Secretary of the Interior to  disapprove a compact.  The Indian  Gaming
Regulatory Act of 1988 generally prohibits a state from imposing a tax on tribes for the privilege of conducting gaming in the state. The Seneca  Nation-State of
New York gaming  compact  that  governs the Seneca  Niagara  Falls  Casino,  for example, was neither approved nor disapproved within the required 45-day period, and  therefore  became  effective  upon  publication  of a notice in the Federal
Register.  In the letter to the Seneca Nation and the Governor of New York,  the
Secretary of the  Interior  stated that the State of New York's right to receive up to 25% of gross  gaming  revenues  was  primarily  based on the  State of New
York's  grant of an extensive  area in which the Seneca  Nation would have broad exclusive gaming rights. If the Secretary of the Interior disapproves any agreed upon  compact,  the compact will not become  effective  and the St. Regis Mohawk
Tribe will not be able to conduct gaming under its terms. Since 2003, a bill has been pending in Congress  that would limit a State's right to share in a tribe's gaming  revenues  unless the State  provided the tribe a  "substantial  economic benefit." We cannot predict if this or other  legislation will be enacted or, if enacted,  would prevent a gaming compact  between the St. Regis Mohawk Tribe and the State of New York.

      WE MAY REQUIRE  ADDITIONAL  FINANCING  IN ORDER TO DEVELOP OUR  PROPOSED
INDIAN  CASINO  AND WE MAY BE UNABLE TO MEET OUR FUTURE  CAPITAL  REQUIREMENTS
AND EXECUTE OUR BUSINESS STRATEGY.

      Because we may not be able to continue to generate sufficient cash to fund our  operations,  we may be forced to rely on external  financing to develop our
Indian casino project and to meet future capital and operating requirements. Any projections  of future  cash  needs and cash flows are  subject  to  substantial uncertainty. Our capital requirements depend upon several factors, including the rate of market acceptance,  our ability to expand our customer base and increase revenues,  our level of  expenditures  for  marketing  and sales,  purchases  of equipment,  revenues  and  other  factors.  If  our  capital  requirements  vary materially from those currently  planned,  we may require  additional  financing sooner  than  anticipated.  We can  make no  assurance  that  financing  will be available  in amounts  or on terms  acceptable  to us or within the  limitations contained  in our  credit  facility  with  Bank  of  Scotland  or the  indenture governing our senior secured  convertible notes, if at all. Further, if we issue equity securities,  stockholders may experience  additional  dilution or the new equity securities may have rights,  preferences or privileges senior to those of existing holders of common stock, and debt financing, if available,  may involve restrictive  covenants  which could restrict our  operations or finances.  If we cannot raise funds, if needed, on acceptable terms, we may be required to delay, scale back or eliminate some of our expansion and  development  goals related to the casino  projects  and we may not be able to continue  our  operations,  grow market share,  take advantage of future  opportunities or respond to competitive pressures  or  unanticipated  requirements  which  could  negatively  impact our business, operating results and financial condition.

      In addition, the construction of the Indian casino project may depend upon the ability of the St. Regis Mohawk Tribe to obtain  financing  for the project.
In order to assist the St. Regis Mohawk Tribe to obtain any such financing,  we, or one of our  subsidiaries,  may be required to guarantee  the St. Regis Mohawk
Tribe's debt  obligations.  Any guarantees by us or one of our  subsidiaries  or similar  off-balance  sheet  liabilities,  if any,  will  increase our potential exposure in the event of a default by the St. Regis Mohawk Tribe.

      OUR  MANAGEMENT   REVENUES  FROM  OUR  PROPOSED  INDIAN  CASINO  MAY  BE
ADVERSELY  AFFECTED BY MATTERS  ADVERSE TO THE ST. REGIS MOHAWK TRIBE THAT ARE
UNRELATED TO US.

      When constructed,  our proposed Indian casino site will be either owned by the St.  Regis  Mohawk  Tribe,  or held by the  United  States  in trust for the benefit of the St.  Regis  Mohawk  Tribe.  We and our  subsidiaries  will derive revenues from the site based on our management and development contracts. If the
St. Regis Mohawk Tribe does not adequately  shield its gaming  operations at the site from obligations arising from its other non-gaming operations,  and the St.
Regis  Mohawk  Tribe  suffers a material  adverse  event such as  insolvency,  a default  or  civil  damages  in a matter  in  which  it did not  have  sovereign immunity,  creditors could attempt to seize some or all of the personal property or profits from the St. Regis Mohawk Tribe's gaming operations or move to have a receiver  or trustee  appointed.  Such a result  could lead to the  voidance  or indirect modification by a court of our subsidiaries' management and development contracts with the St. Regis Mohawk Tribe,  leading to a material adverse affect on our  operations.  We may be  required  by lenders  who  finance the casino to subordinate  all or part of our management  fees to the prior payment in full of their financing.  In addition,  if creditors were to seize any or all of the St.
Regis  Mohawk  Tribe's  revenues  from  gaming  operations,   our  subsidiaries'
management and  development  agreements with the St. Regis Mohawk Tribe would be rendered  worthless,  as the ability to conduct  casino  style  gambling on that property may no longer be permissible.

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

      FUTURE SALES OF SHARES OF OUR COMMON  STOCK IN THE PUBLIC  MARKET OR THE
CONVERSION OF OUR SENIOR SECURED  CONVERTIBLE NOTES COULD ADVERSELY AFFECT THE
TRADING PRICE OF SHARES OF OUR COMMON STOCK,  THE VALUE OF OUR SENIOR  SECURED
CONVERTIBLE NOTES AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

      Future sales of  substantial  amounts of shares of our common stock in the public  market,  the  conversion of our senior  secured  convertible  notes into shares of our common stock,  or the perception that such sales or conversion are likely to occur, could affect prevailing trading prices of our common stock and, as a result,  the value of our senior secured  convertible notes. As of March 7,
2007, we had 29,429,902 shares of common stock  outstanding.  Because our senior secured convertible notes generally are initially convertible into shares of our common stock only at a conversion price in excess of the recent trading price, a decline in our  common  stock  price may cause the value of our  senior  secured convertible notes to decline.  In addition,  the existence of our senior secured convertible notes may encourage short selling by market participants due to this
dilution  or  facilitate  trading   strategies   involving  our  senior  secured
convertible notes and our common stock.

      On January 12,  2004,  18,219,075  shares of our common  stock were issued pursuant to our acquisition of Monticello Raceway Management,  Inc.,  Monticello
Casino Management,  LLC, Monticello Raceway Development  Company, LLC and Mohawk
Management,  LLC,  all  of  which  may  be  sold  to the  public  pursuant  to a registration statement under the Securities Act. We also issued 4,050,000 shares of our  common  stock  to  multiple  investors  in  February  2004 in a  private placement.  On December  28,  2006,  we entered into an Amendment to that option agreement,  dated November 12, 2004,  between the Company and Concord Associates
Limited Partnership  ("Concord") pursuant to which (i) Concord exercised options for  2,500,000  shares  of the  Company's  common  stock for an  aggregate  cash consideration of $18,750,000 which was paid on January 26, 2007 and (ii) Concord retained the right to exercise options for an additional 1,000,000 shares of the
Company's  common stock at $7.50 per share until  December 27, 2007. At December
31,  2006,  we had  outstanding  options to purchase an  aggregate  of 3,283,909 shares  of  common  stock at an  average  exercise  price of $6.06 per share and
250,000 warrants at $7.50 per warrant.  If the holders of these shares,  options or warrants  were to attempt to sell a substantial  amount of their  holdings at once, the market price of our common stock would likely decline.  Moreover,  the perceived risk of this potential dilution could cause stockholders to attempt to sell their  shares and  investors  to "short" the stock,  a practice in which an investor  sells shares that he or she does not own at prevailing  market prices, hoping to purchase  shares later at a lower price to cover the sale.  As each of these events would cause the number of shares of our common stock being  offered for sale to increase,  the common  stock's  market  price would  likely  further decline.  All of these events could combine to make it very  difficult for us to sell equity or equity-related  securities in the future at a time and price that we deem appropriate.

      THE VALUE OF THE  CONVERSION  RIGHT  ASSOCIATED  WITH THE SENIOR SECURED
CONVERTIBLE NOTES MAY BE SUBSTANTIALLY  LESSENED OR ELIMINATED IF WE ARE PARTY
TO A MERGER, CONSOLIDATION OR OTHER SIMILAR TRANSACTION.

      If we are party to a  consolidation,  merger or binding share  exchange or transfer or lease of all or  substantially  all of our assets  pursuant to which shares  of our  common  stock  are  converted  into  cash,  securities  or other property, at the effective time of the transaction,  the right to convert senior secured convertible notes into shares of our common stock will be changed into a right to convert the note into the kind and amount of cash,  securities or other property  which the holder would have  received if the holder had  converted its senior secured  convertible  notes  immediately  prior to the transaction.  This change  could  substantially  lessen or  eliminate  the value of the  conversion privilege  associated  with the notes in the  future.  For  example,  if we were acquired in a cash merger,  each note would become  convertible solely into cash and would no longer be  convertible  into  securities  whose  value  would  vary depending on our future prospects and other factors.

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

      THE  MARKET  PRICE OF OUR  COMMON  STOCK  IS  VOLATILE,  LEADING  TO THE
POSSIBILITY OF ITS VALUE BEING  DEPRESSED AT A TIME WHEN YOU WANT TO SELL YOUR
HOLDINGS.

      The market price of our common stock has in the past been,  and may in the future continue to be, volatile. For instance, between January 1, 2004 and March
9, 2007,  the closing bid price of our common stock has ranged between $3.30 and
$15.00.  A variety of events may cause the market  price of our common  stock to fluctuate significantly, including but not necessarily limited to:

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
An economic  downturn would likely cause a decline in the  disposable  income of consumers  in the  region,  which  could  result in a decrease  in the number of patrons  at our  proposed  facilities,  the  frequency  of their  visits and the average  amount that they would be willing to spend at the proposed  casino.  We are  subject to greater  risks than more  geographically  diversified  gaming or resort  operations and may continue to be subject to these risks upon completion of our expansion projects, including:

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

      OUR  BUSINESS   COULD  BE  AFFECTED  BY   WEATHER-RELATED   FACTORS  AND
SEASONALITY.

      Our results of operations may be adversely affected by weather-related and seasonal factors.  Severe winter weather conditions may deter or prevent patrons from reaching our gaming facilities or undertaking day trips. In addition,  some recreational  activities are curtailed  during the winter  months.  Although our budget assumes these seasonal  fluctuations  in gaming revenues for our proposed
Indian  casino to ensure  adequate  cash flow during  expected  periods of lower revenues,  we cannot assure you that  weather-related  and seasonal factors will not have a material  adverse  effect on our  operations.  Our limited  operating history makes it difficult to predict the future  effects of  seasonality on our business, if any.

      WE ARE VULNERABLE TO NATURAL  DISASTERS AND OTHER DISRUPTIVE EVENTS THAT
COULD  SEVERELY  DISRUPT THE NORMAL  OPERATIONS  OF OUR BUSINESS AND ADVERSELY
AFFECT OUR EARNINGS.

      Currently,  the  majority of our  operations  are located at a facility in
Monticello,  New York and our proposed Indian casino will be located in the same general geographic area. Although this area is not prone to earthquakes, floods, tornados,  fires or other  natural  disasters,  the  occurrence  of any of these events or any other cause of material  disruption in our operation  could have a material  adverse  effect on our  business,  financial  condition  and operating results. Moreover,  although we do maintain insurance customary for our industry including a policy with a ten million dollar ($10,000,000) limit of coverage for the perils of flood and earthquake, we can not assure that this coverage will be sufficient in the event of one of the disasters mentioned above.

      WE MAY BE SUBJECT TO  MATERIAL  ENVIRONMENTAL  LIABILITY  AS A RESULT OF
UNKNOWN ENVIRONMENTAL HAZARDS.

      We currently own 232 acres of land. As a  significant  landholder,  we are subject to numerous  environmental laws.  Specifically,  under the Comprehensive
Environmental  Response,  Compensation  and Liability Act, a current or previous owner or operator of real  estate may be  required to  investigate  and clean up hazardous  or toxic  substances  or  chemical  releases  on or  relating  to its property and may be held liable to a governmental entity or to third parties for property  damage,  personal  injury  and for  investigation  and  cleanup  costs incurred  by such  parties  in  connection  with the  contamination.  Such  laws typically impose cleanup  responsibility and liability without regard to whether the  owner  knew of or  caused  the  presence  of  contaminants.  The  costs  of investigation, remediation or removal of such substances may be substantial.

      POTENTIAL CHANGES IN THE REGULATORY ENVIRONMENT COULD HARM OUR BUSINESS.

      From time to time,  legislators and special  interest groups have proposed legislation  that would  expand,  restrict or prevent  gaming  operations in the jurisdictions  in which we operate or intend to operate.  For  example,  Senator
John  McCain of  Arizona,  the  former  chairman  of the Senate  Indian  Affairs
Committee, - announced in 2006 that he is calling for hearings on all aspects of

Indian  gaming.  In  addition,  from time to time,  certain  anti-gaming  groups propose  referenda  that, if adopted,  could force us to curtail  operations and incur significant losses.

      WE ARE DEPENDENT ON THE STATE OF NEW YORK,  SULLIVAN COUNTY, THE TOWN OF
THOMPSON  AND THE VILLAGE OF  MONTICELLO  TO PROVIDE OUR  PROPOSED  FACILITIES
WITH CERTAIN NECESSARY SERVICES.

      Former New York State Governor  George Pataki  proposed  legislation  that would result in up to five Indian casinos being developed in Sullivan County. It is  uncertain  whether the local  governments  have the ability to support  this level of economic  development.  The demands place upon the local governments by these expansion efforts may be beyond the infrastructure capabilities that these entities  are able to provide.  The  failure of the State of New York,  Sullivan
County,  the Town of Thompson or the Village of  Monticello  to provide  certain
necessary  services  such  as  water,  sanitation,   law  enforcement  and  fire
protection,  or to be able to support increased traffic demands for our proposed facilities, would have a material adverse effect on our business.

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
in purse  monies.  That action also seeks control by the Horsemen of the setting of  purses as  opposed  to  Monticello  Raceway.  The  second  action  which was consolidated  with the first action  involves a claim that the Horsemen's  purse account has not been properly  credited with various  simulcasting  revenues and that there were  deductions  from the  Horsemen's  purse  account for  simulcast expenses  which  the  plaintiff  claims  were  not  authorized  by the  parties'
contract.  That  complaint  seeks  approximately  $2.0  million in  compensatory damages and a similar amount in punitive damages.  This  consolidated  action is pending.  There has been certain paper discovery completed (bill of particulars)
and there are  outstanding  requests for further  interrogatories  and discovery items.  Depositions have not yet been held. There have been numerous  settlement conferences in the context of the ongoing global contract  negotiations  between the parties.

      On June 15, 2005,  various  Article 78 proceedings  were commenced by four regional New York State regional  off-track  betting  corporations  (the "OTBs")
against the New York State Racing and  Wagering  Board,  Monticello  Raceway and
Yonkers  Raceway  seeking  the  return to the OTBs of  various  racing  revenues previously  paid by the OTBs to  Monticello  Raceway and Yonkers  Raceway,  more commonly  known in the  industry  as "dark  day  monies"  and  out-of-state  OTB commissions. All of the petitions have been consolidated into one proceeding now pending in the New York State  Supreme  Court  Albany  County.  The  approximate amount of reimbursement  which the OTBs are seeking from Monticello  Raceway, as prosecuted,  is in excess of $4.0 million  together with ongoing  payments which the OTBs are making to  Monticello  Raceway as per the  direction and rulings of the New York State Racing and  Wagering  Board.  In September  2006, a favorable outcome was achieved when the combined petition was dismissed.  An appeal by the petitioners is pending in the appellate court.

      In August 2006,  The New York State  Racing and  Wagering  Board issued an arbitrator's  award defining the contract terms between  Monticello  Raceway and the Horsemen's Association.  In December 2006, the Sullivan County Supreme Court
granted our petition for  modification of the award to strike the provision that we establish an escrow  account for the payment of horsemen's  purses.  However, the Horsemen's  Association  has appealed that decision to the Third  Department
Appellate Division,  which appeal is pending. The import of the escrow provision is that,  if the lower court is reversed and the escrow  provision is reinstated
as part of the arbitration award, we will have to deposit into an escrow account an amount,  which at this time, is approximately  $5.0 million,  as security for payment of future horsemens' purses.

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

      None.

                                         PART II

ITEM 5.     MARKET  FOR  REGISTRANT'S   COMMON  EQUITY,   RELATED  STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Performance Graph
[Object Omitted]

        COMPANY/INDEX           12/31/01 12/31/02 12/31/03 12/31/04 12/30/05 12/29/06
-----------------------------  --------- -------- -------- -------- -------- --------
Empire Resorts, Inc..........    100.00    16.81    66.78    82.59    54.81    64.22
Resorts and Casinos..........    100.00   105.11   137.98   234.04   228.64   357.68
NASDAQ Market Index..........    100.00    69.75   104.88   113.70   116.19   128.12

      Assumes $100 invested on December 31, 2001 in the Company's  common stock, the NASDAQ Market Index and the Peer Group.

      The calculations in the table were made on a dividends reinvested basis.

      There can be no assurance that the Company's common stock performance will continue with the same or similar trends depicted in the above graph.

MARKET INFORMATION

      Our common  stock is listed on the Nasdaq  Global  Market under the symbol
"NYNY". The following table sets forth the high and low intraday sale prices for the common  stock for the periods  indicated,  as reported by the Nasdaq  Global
Market.

                                       High        Low
                                       ----        ---
Year ended December 31, 2005
      First Quarter                 $  12.21   $   6.96
      Second Quarter                    7.25       3.25
      Third Quarter                     5.67       3.71
      Fourth Quarter                    8.10       3.91

Year ended December 31, 2006
      First Quarter                 $   8.29   $   4.12
      Second Quarter                    6.95       4.80
      Third Quarter                     7.76       5.04
      Fourth Quarter                   10.20       6.25

HOLDERS

      According to Continental  Stock  Transfer & Trust Company,  there were 244 holders of record of our common stock at March 7, 2007.

DIVIDENDS

      During  the past two  fiscal  years,  we did not  declare  or pay any cash dividends  with respect to our common stock and we do not  anticipate  declaring any cash dividends on our common stock in the foreseeable  future.  We intend to retain  all future  earnings  for use in the  development  of our  business.  In addition, the payment of cash dividends is restricted by undeclared dividends on our Series E preferred  stock and  financial  covenants in our credit  agreement with  Bank  of  Scotland.  We  have  unpaid  Series  E  preferred  dividends  of approximately, $5.6 million as of December 31, 2006.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The  following  table  provides  information  as of December 31, 2006 with respect to the shares of our common  stock that may be issued under our existing equity compensation plans.

                                                                                                      Number of
                                                                                                     securities
                                                                                                      remaining
                                                                                                    available for
                                                             Number of                             future issuance
                                                          securities to be                           under equity
                                                            issued upon       Weighted-average       compensation
                                                            exercise of       exercise price of    plans (excluding
                                                            outstanding          outstanding          securities
                                                         options, warrants    options, warrants      reflected in
                                                             and rights           and rights          column (a))
                                                                (a)                  (b)                  (c)
                                                         -----------------    -----------------    -----------------
Equity compensation plans approved by
     security holders...............................          2,123,909       $        5.12            772,051
Equity compensation plans not approved by
     security holders...............................          1,410,000                7.59               --
                                                         -----------------    -----------------    -----------------
     Total..........................................          3,533,909       $        6.11            772,051
                                                         =================    =================    =================

ITEM 6.     SELECTED FINANCIAL DATA.

      The following selected financial information is qualified by reference to, and should be read in  conjunction  with, the Company's  consolidated  financial statements and the notes thereto,  and "Management's  Discussion and Analysis of
Financial  Condition and Results of Operation"  contained  elsewhere herein. The selected  consolidated  income  statement  data for the years ended December 31,
2006,  2005,  and 2004 and the selected  consolidated  balance  sheet data as of
December 31, 2006 and 2005 are derived from the Company's  audited  consolidated
financial   statements  which  are  included   elsewhere  herein.  The  selected
consolidated  income  statement  data for the years ended  December 31, 2003 and
2002 and the selected  consolidated  balance sheet data as of December 31, 2004,
2003 and 2002 are derived  from the  Company's  audited  consolidated  financial statements not included herein.

STATEMENT OF OPERATIONS DATA                                    (All dollar amounts in thousands, except per share data)
                                                           -----------------------------------------------------------------
                                                                                Years ended December 31,
                                                           -----------------------------------------------------------------
                                                             2006          2005          2004          2003          2002
                                                           -----------------------------------------------------------------
NET REVENUES                                               $ 98,110      $ 86,764      $ 45,006      $  9,740      $ 11,366
                                                           -----------------------------------------------------------------
Operating costs and expenses, including depreciation         98,542        85,647        55,514        11,263        12,678
Impairment loss - deferred development costs                   --          14,291          --           4,243          --
LOSS FROM OPERATIONS                                           (432)      (13,174)      (10,508)       (5,766)       (1,312)
NET LOSS                                                     (7,076)      (18,527)      (12,745)       (6,524)       (1,933)
Dividends paid on preferred stock                              --            --             (30)         --            --
Cumulative undeclared dividends on preferred stock           (1,551)       (1,551)       (1,510)         --            --
                                                           -----------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON SHARES                       $ (8,627)     $(20,078)     $(14,285)     $ (6,524)     $ (1,933)
                                                           =================================================================
                                                           $  (0.32)     $  (0.77)     $  (0.57)     $  (0.36)     $  (0.11)
                                                           ========      ========      ========      ========      ========
Loss per common share, basic and diluted

OTHER FINANCIAL DATA:
Capital Expenditures                                       $    320      $  1,967      $ 31,079      $  1,382      $    171
                                                           ========      ========      ========      ========      ========

BALANCE SHEET DATA:
Cash and cash equivalents                                  $  9,471      $  6,992      $  7,164      $  1,354      $    644
Total assets                                                 60,564        57,245        60,753        13,825        13,980
Long-term debt                                               65,000        65,000        65,000         7,503         6,821
Total shareholders' equity  (deficit)*                      (25,723)      (27,215)      (14,992)       (1,662)        4,572

*     For the years ended December 31, 2003 and 2002, total shareholders' equity
      (deficit) was members' equity (deficit)

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

      In  January   2004,   we  acquired  from  the  members  of  both  Catskill
Development,  L.L.C. and Monticello Raceway Development  Company, LLC all of the
outstanding  membership  interests  and  capital  stock  of  Monticello  Raceway
Management,   Inc.,  Monticello  Casino  Management,   LLC,  Monticello  Raceway
Development  Company,  LLC and Mohawk Management,  LLC in exchange for 80.25% of our common stock,  calculated  on a  post-consolidation,  fully  diluted  basis.
Monticello  Raceway  Management,   Inc.,  Monticello  Casino  Management,   LLC,
Monticello Raceway Development Company,  LLC and Mohawk Management,  LLC own all
of the development and management  rights with respect to an Indian casino to be developed in Monticello,  New York. As we had no significant  operations  during the time of this acquisition and the members of Catskill Development, L.L.C. and
Monticello  Raceway  Development   Company,   LLC,   collectively,   received  a
controlling  interest in us as part of this  acquisition,  the  acquisition  was accounted for as a reverse merger.

      During 2004, we undertook improvements to Monticello Raceway and commenced the VGM  operations  under the auspices of the New York State  Lottery.  We also pursued  continuing  efforts to develop an Indian  casino  resort on a parcel of land adjacent to Monticello Raceway.

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

      In each of the years ended  December 31, 2006,  2005 and 2004, we provided
$505,000 in draws on the line of credit. Due to the unpredictable  nature of the litigation and the pending  motions  currently  under review,  we provided for a valuation allowance of $505,000 against the receivable from the Litigation Trust in each of those  years.  The  aggregate  amount  due at  December  31,  2006 is
$1,515,000  and there is a valuation  allowance  recorded for the full amount of those advances.

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

       In  connection  with our  development  project  with the St. Regis Mohawk
Tribe we have agreed to make payments to the tribe to support  operations of the
Tribal  Gaming  Authority  and will  provide  technical  assistance,  payment of professional  and legal  consultants  and other support as we seek the necessary licenses and approvals to commence  construction.  Our payments to the tribe are estimated to be approximately $25,000 per month in 2007.

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

      Revenue and expense  recognition.  Revenues  represent  (i) revenues  from pari-mutuel  wagering earned from live harness racing and simulcast signals from other tracks,  (ii) the net win from VGMs and (iii) food and beverage sales, net of promotional allowances, and other miscellaneous income. We recognize revenues from pari-mutuel  wagering earned from live harness racing and simulcast signals from other  tracks at the end of each  racing  day,  before  deductions  of such related expenses as purses,  stakes and awards.  Revenue from the VGM operations is the difference  between the amount wagered by bettors and the amount paid out to  bettors  and is  referred  to as the net win.  We  recognize  revenues  from pari-mutuel wagering and VGM operations at the end of each day of operation. The net  win is  included  in the  amount  recorded  in our  consolidated  financial statements  as gaming  revenue.  We report  incentives  related  to VGM play and points earned in loyalty  programs as a reduction of gaming  revenue.  Operating costs include (i) the amounts paid to the New York State Lottery for the State's share of the net win,  (ii) amounts due to the Horsemen and  Breeders' for their share of the net win and (iii) amounts paid for harness  racing  purses,  stakes and awards.  Also included in operating costs are the costs  associated with the sale of  food,  beverages  and  other  miscellaneous  items  and  the  marketing allowance from the New York State Lottery.

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

      Accounts  Receivable.  Accounts  receivable  are  reported  at the  amount outstanding.  Management expects to collect the entire amount and,  accordingly, determined  that no  allowance  is required at  December  31, 2006 or 2005.  The
Company,  in the normal course of business,  settled wagers for other racetracks and is potentially  exposed to credit risk. We have not experienced  significant losses regarding the settlement of wagers. These wagers are included in accounts receivable.

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

      Stock-Based  Compensation.  In December  2004,  the  Financial  Accounting
Standards  Board ("FASB")  issued  Statement of Financial  Accounting  Standards
("SFAS") No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123(R)"). SFAS
No.  123(R)  supersedes  Accounting  Principles  Board  ("APB")  Opinion No. 25,
"Accounting for Stock Issued to Employees,"  and amends SFAS No. 95,  "Statement of Cash Flows." Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123. Effective January 1, 2003, we have  adopted  SFAS  No.  123 and used the  Black-Scholes-Merton  formula  to estimate the fair value of stock options  granted to employees.  We adopted SFAS
No. 123(R), using the  modified-prospective  method,  beginning January 1, 2006.
Based on the terms of our plans, we did not have a cumulative  effect related to our plans.  We also  elected to  continue  to  estimate  the fair value of stock options using the  Black-Scholes-Merton  formula.  In the first quarter of 2006, the  adoption  of SFAS No.  123(R) did not have a  material  impact on our first quarter stock-based  compensation  expense.  Further, we believe the adoption of
SFAS No.  123(R)  will not have a  material  impact  on our  future  stock-based compensation  expense.  As of December 31, 2006,  there was  approximately  $1.7
million  of  total   unrecognized   compensation   cost  related  to  non-vested
share-based  compensation  arrangements  granted  under our plans.  That cost is expected to be recognized over a period of 3 years.  This expected cost does not include the impact of any future stock-based compensation awards.

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

RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

      REVENUES.  Total net revenues increased approximately $11.3 million or 13%
for the year ended December 31, 2006. VGM operations  contributed  approximately
$8.5  million  (or a 12%  increase  over  2005)  of  that  increase  and  racing contributed approximately $2.3 million (or a 15% increase). The remainder of the increase was  attributable  to food,  beverage and other revenues  increasing by approximately $1.7 million (or 34%) offset by increased  complimentary  expenses of approximately $1.1 million (or 59%).

      We believe that the increase in VGM revenues can be  attributed  primarily to more  effective  marketing for that facility.  Patron visits  increased by 2%
while the average daily win per unit increased from $110.19 to $132.63 (or 20%).
The average  number of machines in operation  was 1,580 during 2006  compared to
1,692 during 2005 (a reduction of 7%). The increase in complimentary expenses is a result of increased volume of play and additional marketing programs.

      The increase in racing revenue was primarily a result of increased revenue allocations from OTB facilities. A track, Yonkers Raceway, which normally shares in those revenues with us was not in operation for the last 6 months of 2005 and for eleven  months in 2006.  We believe  that our racing  revenues in the future will be reduced  significantly  after the Yonkers  Raceway  track reopens as our allocable share of OTB revenues will decrease.

      GAMING COSTS.  Gaming (VGM) costs increased by approximately  $4.4 million
(or 7%) to  approximately  $64.5  million  for 2006  compared  with  2005.  This percentage  increase is less than the percentage increase in VGM revenues almost solely as a result of the increase in fees for VGM agents (an  additional  3% of
VGM revenue) and the marketing  allowance  granted to VGM agents by the New York
State Lottery as reimbursement for qualified  marketing expenses incurred by the agents.

      RACING COSTS. Racing costs increased in 2006 by approximately $2.9 million
(or 33%) to  approximately  $11.9  million.  This is  primarily  as a result  of increases in racing purses reflecting the share of our increased  revenues which we  allocate  to racing  purses for our  horsemen.  Our racing  purse costs will increase  in the future as a result of the  arbitration  award  relating  to our horsemen as described in more detail in the following section.

      FOOD,  BEVERAGE AND OTHER COSTS.  These costs  increased by  approximately
$625,000 (or 31%) to  approximately  $2.7 million for 2006  compared  with 2005.
Revenues in this category increased 34%.

      SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES.   Selling,  general  and
administrative expenses increased approximately $4.9 million (or 37%) in 2006 to approximately  $18.3  million.  The  increase  is  comprised  of an  increase in stock-based  compensation of  approximately  $3.1 million,  an increase in other compensation  of  approximately  $693,000,  an  increase in  marketing  costs of approximately  $1.5 million and a reduction of other  expenses of  approximately
$357,000.  The increase in stock-based  compensation is primarily related to the costs  associated  with extending the expiration  date for options to purchase 1 million shares of our common stock. The extension was granted in connection with a modification of an earlier  agreement which provided for an option to purchase approximately  5.2 million  shares of our common stock.  The modified  agreement provides  that the holder of the option will  exercise the right to purchase 2.5 million  shares of our  common  stock at $7.50 per share  with  payment  made on
January 26,  2007 and will have the right to purchase 1 million  shares at $7.50 until December 29, 2007. The option to purchase the remaining  1,688,913  shares expired on December 29, 2006.

      IMPAIRMENT  LOSS -  DEFERRED  DEVELOPMENT  COSTS.  During  the year  ended
December 31, 2005, we recognized the following impairment losses:

      Costs incurred in connection  with efforts to develop a casino resort with the Seneca-Cayuga Tribe of Oklahoma - approximately $ 2.4 million;

      Costs  incurred in connection  with efforts to develop casino resorts with the Cayuga Nation of New York - approximately $ 8.5 million;

      Costs associated with a proposed merger related to resort developments and other activities - approximately $3.4 million.

      Our review of the  circumstances of the project in development at December
31, 2006 concluded that  recognition of an impairment  loss at that date was not appropriate.

      INTEREST EXPENSE. Interest expense was approximately $6.0 million and $4.8 million, respectively, for the years 2006 and 2005. Our senior convertible notes issued in July 2004 carried an annual  interest rate of 5.5% until July 31, 2005 and a rate of 8% thereafter. This resulted in an increase in interest expense of approximately  $948,000 for the year 2006 as compared to 2005.  The remainder of the increase is due to higher interest rates on our revolving  credit line which had approximately $7.6 million outstanding at December 31, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

      We believe  that we have  access to sources  of working  capital  that are sufficient  to fund our  operations  for the year ended  December 31, 2007.  The results of  operations  of our VGM facility have been improved by the changes in the amount of revenue retained by VGM agents, we have approximately $2.5 million available from our revolving  credit  facility and we received $18.75 million in
January, 2007 from the exercise of options to purchase 2.5 million shares or our common stock. We believe that any significant  capital  requirements  associated with our  development  projects can be met by  additional  debt or equity issues when needed.

      Net cash provided by operating  activities  during the year ended December
31, 2006 was  approximately  $5.3 million compared to net cash used in operating activities of approximately  $1.2 million in 2005. The increase in cash provided of  approximately  $6.5 million is primarily the result of the reduction in loss from operations plus the effect of the collecting  approximately $3.1 million of amounts due from the New York Lottery for the marketing allowance (approximately
$4.2 million in restricted cash at December 31, 2005).

      Net cash used in investing  activities was approximately  $3.3 million for the year ended December 31, 2006,  consisting  primarily of  approximately  $2.4 million expended for deferred  development costs (net of approximately  $192,000 in non-cash additions). During the year ended December 31, 2005 net cash used in investing  activities in was approximately $5.8 million, and consisted primarily of approximately  $2.0 million for improvements and equipment and  approximately
$3.3  million in costs  associated  with  casino  development  projects  (net of approximately $1.1 million in non-cash additions).

      Net cash  provided  by  financing  activity  for  2006  was  approximately
$488,000  representing  net proceeds from borrowings  under our revolving credit facility  (approximately  $141,000) and proceeds from the exercise of options to purchase our common  stock  (approximately  $1.2  million).  These  amounts were offset by  approximately  $798,000 in  financing  costs  reflecting  the cost of recording a mortgage on the 232 acres at the Raceway as security for the holders of our Senior  Convertible  Notes.  Net cash provided by financing  activity for
2005 was  approximately  $6.8 million  representing net proceeds from borrowings under our revolving credit facility.

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

      On March 8, 2006, our Board of Directors authorized the issuance of 23,103 shares of our common  stock in payment of  dividends  on our Series B  Preferred
Stock for 2005. The recorded value of these shares was approximately $98,000.

      On February 16, 2005,  we issued  12,640 shares of common stock in payment of  dividends  on our Series B Preferred  Stock for the year ended  December 31,
2004. The recorded value of these shares was approximately $142,000.

      At  December  31,  2006,  we had  undeclared  dividends  on our  Series  E
Preferred Stock of approximately $5.6 million and undeclared  dividends for 2006 on our Series B Preferred Stock of approximately  $167,000. We intend to pay the dividends  on  Series B  Preferred  Stock by  issuing  common  stock.  We are in compliance with our Certificates of Designations,  Preferences and Rights of the
issued and outstanding preferred shares.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS NO. 155

      In February  2006, the FASB issued SFAS No. 155,  "Accounting  for Certain
Hybrid Financial  Instruments--an  Amendment of FASB Statements No. 133 and 140"
("SFAS No.  155").  SFAS No. 155 allows  financial  instruments  that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value  basis,  at the holders'  election.  SFAS No. 155 also clarifies and amends certain other  provisions of SFAS No. 133 and SFAS No.
140.  This  statement is effective  for all  financial  instruments  acquired or issued in fiscal years  beginning after September 15, 2006. The adoption of SFAS
No. 155 did not have an impact on our consolidated financial condition,  results of operations, or cash flows.

SFAS NO. 156

      In March 2006, the FASB issued SFAS No. 156,  "Accounting for Servicing of
Financial Assets--an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS
No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing  contract.  This statement is effective for all transactions in fiscal years  beginning  after  September 15, 2006. The adoption of SFAS No. 156 did not have an impact  on our  consolidated  financial  condition,  results  of operations, or cash flows.

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

SFAS NO. 157

      In September 2006, the FASB issued SFAS No. 157,"FAIR VALUE  MEASUREMENTS"
("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted  accounting  principles  ("GAAP"),  and expands disclosures about fair value measurements.  We will adopt the provisions of SFAS
157  effective  January  1, 2008.  We do not expect  SFAS 157 to have a material impact on our consolidated  results of operations,  financial position,  or cash flows.

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

STAFF ACCOUNTING BULLETIN ("SAB") NO. 108

      In September 2006, the Securities and Exchange  Commission  ("SEC") issued
SAB No. 108, "Quantifying Financial Statement  Misstatements".  Due to diversity in practice  among  registrants,  the SEC staff in SAB 108  expresses  its views regarding  the  process  by which  misstatements  in  financial  statements  are evaluated for purposes of determining whether financial statement restatement is necessary.  We will be required to adopt SAB 108 in fiscal  2007.  We are in the process of evaluating SAB 108, but do not believe it will have a material impact on consolidated results of operations, financial position, or cash flows.

SFAS NO. 159

      On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for  Financial  Assets  and  Financial  Liabilities"  ("SFAS  159").  Under this standard,  we may elect to report financial  instruments and certain other items at fair value on a contract-by-contract  basis with changes in value reported in earnings.  This election is  irrevocable.  SFAS 159 provides an  opportunity  to mitigate  volatility  in reported  earnings  that is caused by measuring  hedged assets  and  liabilities  that  were  previously  required  to  use a  different accounting method than the related hedging contracts when the complex provisions of SFAS 133  hedge  accounting  are not met.  SFAS 159 is  effective  for  years beginning  after  November  15,  2007.  Early  adoption  within  120 days of the beginning of our 2007 fiscal year is permissible,  provided that we have not yet issued interim  financial  statements for 2007 and have adopted SFAS 159. We are currently  evaluating the impact SFAS 159 will have on our consolidated  results of operations, financial position, and cash flows.

CONTRACTUAL OBLIGATIONS

Contractual Obligations                                                      Payments due by period
--------------------------------------------------                              (in thousands)
                                                               Less                                       More
                                                               than 1       1 - 3         3 - 5          than 5
                                                  Total         year        years         years          years
                                               ----------    ----------    ----------    ----------    -----------
          Senior Convertible Notes (a):
Principal                                       $ 65,000      $   --        $   --        $   --         $ 65,000
Estimated interest (b)                            39,000         5,200        10,400        10,400         13,000
           Revolving credit facility:
Principal                                          7,617          --           7,617          --             --
Estimated interest (b)                               745           685            60          --             --

           Operating lease obligations               467           204           261             2           --
                                               ----------    ----------    ----------    ----------    -----------
Total                                           $112,829      $  6,089      $ 18,338      $ 10,402       $ 78,000
                                               ==========    ==========    ==========    ==========    ===========

(a)   the holders of our Senior  Convertible  Notes have the right to require us to repurchase  the notes at 100% of the principal  amount  outstanding  on
      July 31, 2009.

(b)   Interest is payable at 8%  semi-annually on the Senior  Convertible  Notes and at  either  Prime  plus 2 or  Libor  plus  4 on the  revolving  credit facility.

SUBSEQUENT EVENTS

      On January 26, 2007, we received $18.75 million as payment for 2.5 million shares of our common stock issued as a result of an option exercised on December
28, 2006 pursuant to an option granted in 2004 and modified in December 2006.

      On March 8, 2007, our Board of Directors authorized the issuance of 18,884 shares of our common  stock in payment of  dividends  on our Series B  Preferred
Stock for 2006. The value of these shares was approximately $190,000.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                            Page
                                                                            ----

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006 AND 2005 AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2006:
Report of Independent Registered Public Accounting Firm....................  37
Report of Independent Registered Public Accounting Firm on Internal

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Empire Resorts, Inc.

      We have audited the  accompanying  consolidated  balance  sheets of Empire
Resorts, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the  three-year  period  ended  December  31,  2006.  These consolidated  financial  statements  are  the  responsibility  of the  Company's management.  Our  responsibility is to express an opinion on these  consolidated financial statements based on our audits.

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
and  subsidiaries  as of  December  31,  2006 and 2005,  and the  results of its operations  and its cash  flows for each of the years in the  three-year  period ended  December 31, 2006 in  conformity  with  accounting  principles  generally accepted in the United States of America.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting  Oversight Board (United States),  the effectiveness of the Company's internal  control over  financial  reporting  as of December 31, 2006,  based on criteria  established in Internal  Control - Integrated  Framework issued by the
Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our
report dated March 7, 2007  expressed  an  unqualified  opinion on  management's assessment  of internal  control over  financial  reporting  and an  unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Friedman LLP

New York, New York
March 7, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Empire Resorts, Inc.

We  have  audited   management's   assessment,   included  in  the  accompanying
Management's  Report on Internal Control Over Financial  Reporting,  that Empire
Resorts,  Inc.  and  subsidiaries  maintained  effective  internal  control over financial  reporting as of December 31, 2006,  based on criteria  established in
Internal  Control-Integrated  Framework  issued by the  Committee of  Sponsoring
Organizations  of the  Treadway  Commission  (COSO).  Empire  Resorts,  Inc. and
subsidiaries'  management is  responsible  for  maintaining  effective  internal control over financial  reporting and for its assessment of the effectiveness of internal control over financial  reporting.  Our responsibility is to express an opinion on management's  assessment and an opinion on the  effectiveness  of the company's internal control over financial reporting based on our audit.

We conducted  our audit in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain  reasonable  assurance  about whether  effective internal  control  over  financial  reporting  was  maintained  in all  material respects. Our audit included obtaining an understanding of internal control over financial reporting,  evaluating management's assessment, testing and evaluating the design and operating  effectiveness of internal control, and performing such other  procedures as we considered  necessary in the  circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's  internal control over financial  reporting is a process designed to provide reasonable  assurance  regarding the reliability of financial  reporting and the preparation of financial  statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial  reporting  includes those policies and procedures that (1) pertain to the  maintenance  of records that, in reasonable  detail,  accurately and fairly reflect the  transactions  and  dispositions  of the assets of the company;  (2)
provide  reasonable  assurance  that  transactions  are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting  principles,  and that receipts and  expenditures  of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of  unauthorized  acquisition,  use, or  disposition  of the company's assets that could have a material effect on the financial statements.

Because of its inherent  limitations,  internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate  because of changes in  conditions,  or that the degree of compliance with the policies or procedures may deteriorate.

In  our  opinion,   management's   assessment  that  Empire  Resorts,  Inc.  and
subsidiaries  maintained  effective internal control over financial reporting as of December 31, 2006,  is fairly  stated,  in all  material  respects,  based on criteria  established  in Internal  Control-Integrated  Framework  issued by the
Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in
our opinion, Empire Resorts, Inc. and subsidiaries  maintained,  in all material respects, effective internal control over financial reporting as of December 31,
2006,  based on criteria  established in Internal  Control-Integrated  Framework issued by the Committee of Sponsoring  Organizations of the Treadway  Commission
(COSO).

We have also  audited,  in accordance  with the standards of the Public  Company
Accounting  Oversight Board (United States),  the consolidated balance sheets of
Empire Resorts,  Inc. and  subsidiaries as of December 31, 2006 and 2005 and the related consolidated  statements of operations,  stockholders' deficit, and cash flows for each of the years in the  three-year  period ended  December 31, 2006, and our report dated March 7, 2007 expressed an unqualified opinion.

/s/ Friedman LLP

New York, New York
March 7, 2007

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   DECEMBER 31
                    (In thousands, except for per share data)

                                                              2006       2005
                                                              ----       ----
     ASSETS
Current assets:
     Cash and cash equivalents                             $  9,471    $  6,992
     Restricted cash                                          1,747       4,716
     Accounts receivable                                      5,253       3,358
     Prepaid expenses and other current assets                1,545       1,112
                                                           --------    --------
               Total current assets                          18,016      16,178
Property and equipment, net                                  31,703      32,536
Deferred financing costs, net of accumulated
amortization
     of $ 1,364 in 2006 and $ 709 in 2005                     3,116       2,973
Deferred development costs                                    7,729       5,558
                                                           --------    --------
TOTAL ASSETS                                               $ 60,564    $ 57,245
                                                           ========    ========

     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Revolving credit facility                             $  7,617    $  7,476
     Accounts payable                                         3,734       3,529
     Accrued expenses and other current liabilities           9,936       8,455
                                                           --------    --------
               Total current liabilities                     21,287      19,460
Senior convertible notes                                     65,000      65,000
                                                           --------    --------
Total liabilities                                            86,287      84,460
                                                           --------    --------

Commitments and contingencies                                  --          --

Stockholders' deficit:
     Preferred stock, 5,000 shares authorized; $0.01
par value -
          Series B, 44 shares issued and outstanding           --          --
          Series E, $10.00 redemption value, 1,731
shares issued and outstanding                                 6,855       6,855
     Common stock, $0.01 par value, 75,000 shares
authorized, 29,428 and 26,312 shares issued and
outstanding in 2006 and 2005, respectively                      294         263
     Amount due from exercise of option                     (18,750)       --
     Additional paid in capital                              49,113      21,728
     Accumulated deficit                                    (63,235)    (56,061)
                                                           --------    --------
               Total stockholders' deficit                  (25,723)    (27,215)
                                                           --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $ 60,564    $ 57,245
                                                           ========    ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEARS ENDED DECEMBER 31
                    (In thousands, except for per share data)

                                                   2006       2005          2004
                                                   ----       ----          ----
     REVENUES:
Racing                                        $  17,997    $  15,652    $  10,657
Gaming                                           76,510       68,059       32,285
Food, beverage and other                          6,612        4,941        2,772
                                              ---------    ---------    ---------
GROSS REVENUES                                  101,119       88,652       45,714
Less promotional allowances                      (3,009)      (1,888)        (708)
                                              ---------    ---------    ---------
          NET REVENUES                           98,110       86,764       45,006
                                              ---------    ---------    ---------
     COSTS AND EXPENSES:
Racing                                           11,914        8,979       11,253
Gaming                                           64,533       60,159       31,672
Food, beverage and other                          2,661        2,036        1,246
Selling, general and administrative
   expense *                                     18,290       13,352       10,836
Depreciation                                      1,144        1,121          507
Impairment loss - deferred development
   costs                                           --         14,291         --
                                              ---------    ---------    ---------
     TOTAL COSTS AND EXPENSES                    98,542       99,938       55,514
                                              ---------    ---------    ---------
LOSS FROM OPERATIONS                               (432)     (13,174)     (10,508)
Amortization of deferred financing costs           (655)        (575)        (378)
Interest expense                                 (5,989)      (4,778)      (1,859)
                                              ---------    ---------    ---------
          NET LOSS                               (7,076)     (18,527)     (12,745)
                                              ---------    ---------    ---------
Dividends paid on preferred stock                  --           --            (30)
Cumulative undeclared dividends on
   preferred stock                               (1,551)      (1,551)      (1,510)
                                              ---------    ---------    ---------
NET LOSS APPLICABLE TO COMMON SHARES          $  (8,627)   $ (20,078)   $ (14,285)
                                              =========    =========    =========

Weighted average common shares outstanding,
          basic and diluted                      26,703       26,149       25,199
                                              ---------    ---------    ---------
Loss per common share, basic and diluted      $   (0.32)   $   (0.77)   $   (0.57)
                                              =========    =========    =========
* Includes stock-based compensation
expense of                                    $   7,401    $   4,309    $   2,959
                                              =========    =========    =========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                                                EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                            YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                                           (In thousands)

                                             Preferred Stock
                              --------------------------------------------
                                      Series B             Series E             Common Stock
                              ----------------------  --------------------   -------------------
                                                                                                               Capital
                                                                                                    Amount        In
                                                                                                   due from     Excess    Accumu-
                                                                                                   exercise     of Par     lated
                                Shares       Amount     Shares     Amount     Shares     Amount    of option     Value    Deficit*
--------------------------    ---------    ---------  ---------- ---------  ---------  ---------   ---------    --------- ---------

Balances, January 1, 2004         --       $   --         --     $   --        --      $   --      $   --     $   --      $ (1,662)
                                 -----     --------      -----   --------    ------    --------    --------   --------    --------
Recapitalization effect of
   reverse acquisition              44         --        1,731      6,855    24,206         242        --       18,372     (22,745)
Declared and paid
   dividends on preferred
   stock                          --           --         --         --          16        --          --          210        (240)
Stock based compensation          --           --         --         --          40        --          --        2,959        --
Common stock issued
   through private
   placement sales                --           --         --         --       4,050          41        --       30,335        --
Warrants issued through
   private placement              --           --         --         --        --          --          --        2,103        --
Stock issuance expenses           --           --         --         --        --          --          --       (4,420)       --
Common stock issued
   from exercise of stock
   options                        --           --         --         --          61           1        --          150        --
Common stock converted
   to long term debt              --           --         --         --      (2,393)        (24)       --       (5,049)       --
Excess of market value
   over carrying value of
   property and equipment
   purchased from a
   related party                  --           --         --         --        --          --          --      (30,825)       --
Common stock issued for
   development costs              --           --         --         --         100           1        --        1,449        --
Net loss                          --           --         --         --        --          --          --         --       (12,745)
                                 -----     --------      -----   --------    ------    --------    --------   --------    --------
Balances, December 31, 2004         44         --        1,731      6,855    26,080         261        --       15,284     (37,392)
                                 -----     --------      -----   --------    ------    --------    --------   --------    --------
Declared and paid
   dividends on preferred
   stock                          --           --         --         --          13        --          --          142        (142)
Common stock issued
   from exercise of stock
   options                        --           --         --         --         133           1        --          282        --
Stock based compensation                                                         86           1        --        4,308        --
Stock based
   compensation,
   termination of merger          --           --         --         --        --          --          --        1,712        --
Net loss                          --           --         --         --        --          --          --         --       (18,527)
                                 -----     --------      -----   --------    ------    --------    --------   --------    --------
Balances, December 31, 2005         44         --        1,731      6,855    26,312         263        --       21,728     (56,061)
                                 -----     --------      -----   --------    ------    --------    --------   --------    --------
Declared and paid
   dividends on preferred
   stock                          --           --         --         --          23        --          --           98         (98)
Common stock issued
   from exercise of stock
   options                        --           --         --         --       3,007          30     (18,750)    19,886        --
Stock based compensation          --           --         --         --          86           1        --        7,401        --
Net loss                          --           --         --         --        --          --          --         --        (7,076)
                                 -----     --------      -----   --------    ------    --------    --------   --------    --------
Balances, December 31, 2006         44     $   --        1,731   $  6,855    29,428    $    294    $(18,750)  $ 49,113    $(63,235)
                                 =====     ========      =====   ========    ======    ========    ========   ========    ========

* For the year 2003, Accumulated Deficit was Members' Equity (Deficiency)

                       The accompanying notes are an integral part of these consolidated financial statements.

                                     EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            YEARS ENDED DECEMBER 31
                                                (In thousands)

                                                                   2006              2005              2004
                                                                 ---------         ---------         ---------
                    CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $ (7,076)         $(18,527)         $(12,745)
Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
          Depreciation                                              1,144             1,121               507
          Amortization of deferred financing costs                    655               575               378
          Allowance for doubtful accounts - Advances
                to Litigation Trust                                   505               505               505
          Impairment loss - deferred development costs               --              14,291              --
          Stock - based compensation                                7,401             4,309             2,959
          Loss on disposal of property and equipment                   11                10              --
   Changes in operating assets and liabilities:
          Restricted cash (VGM Marketing Accounts)                  3,076            (4,151)             --
          Accounts receivable                                      (1,894)             (679)           (1,921)
          Prepaid expenses and other current assets                  (433)             (238)             (620)
          Accounts payable                                            396            (1,383)           (2,208)
          Accrued expenses and other current liabilities            1,480             2,962             4,504
                                                                 --------          --------          --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 5,265            (1,205)           (8,641)
                                                                 --------          --------          --------
                   CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                   (320)           (1,967)          (31,079)
Restricted cash (Racing capital improvement)                          (86)                6               (37)
Cash acquired in acquisition                                         --                --                  18
Advances to Litigation Trust                                         (505)             (505)             (505)
Deferred development costs                                         (2,363)           (3,309)           (4,614)
                                                                 --------          --------          --------
NET CASH USED IN INVESTING ACTIVITIES                              (3,274)           (5,775)          (36,217)
                                                                 --------          --------          --------
                    CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                               --                --              30,375
Proceeds from issuance of senior convertible notes                   --                --              65,000
Proceeds from revolving credit facility                               141             7,476              --
Proceeds from exercise of stock options                             1,166               283               151
Stock issuance expenses                                              --                --              (2,317)
Deferred financing costs                                             (798)             (539)           (3,143)
Restricted cash (related to revolving credit facility)                (21)             (412)             --
Excess of market value over carrying value of property and
     equipment purchased from related party                          --                --             (30,825)
Repayment of bank loan and promissory notes                          --                --              (8,543)
Dividends paid on preferred stock                                    --                --                 (30)
                                                                 --------          --------          --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             488             6,808            50,668
                                                                 --------          --------          --------
Net increase (decrease) in cash and cash equivalents                2,479              (172)            5,810
Cash and cash equivalents, beginning of year                        6,992             7,164             1,354
                                                                 --------          --------          --------
Cash and cash equivalents, end of year                           $  9,471          $  6,992          $  7,164
                                                                 ========          ========          ========

            The accompanying notes are an integral part of these consolidated financial statements.
                                                  (Continued)

                                     EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            YEARS ENDED DECEMBER 31
                                                (In thousands)

                                                                           2006          2005         2004
                                                                         ---------     --------     --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest during the year                              $  5,989      $  4,033     $    319

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     Common stock issued in settlement of preferred stock dividends      $     98      $    142     $    210
      Amount due from exercise of option                                   18,750          --           --
     Noncash additions to deferred development costs                          192         1,108          665
     Common stock issued for deferred development costs                      --            --          1,450
     Accrued construction costs                                              --            --          1,447
     Issuance of promissory note to redeem outstanding common stock          --            --          5,073
     Warrants issued in settlement of stock issuance expenses                --            --          2,103

            The accompanying notes are an integral part of these consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

BASIS FOR PRESENTATION

      The  consolidated  balance  sheets as of December  31, 2006 and 2005,  the consolidated statements of operations,  stockholders' deficit and cash flows for the years ended December 31, 2006,  2005 and 2004 include the accounts of Empire
Resorts,  Inc ("Empire",  "the Company" or "we"),  and certain of the assets and liabilities of Catskill Development,  L.L.C. ("CDL"), which were merged into the
Company effective January 12, 2004. The operations of CDL for the period January
1, 2004 through January 11, 2004, which were not significant, have been included in the  consolidated  statement of  operations,  stockholders'  deficit and cash flows for the year ended  December 31, 2004.  For  accounting  purposes,  CDL is deemed  to have  been the  acquirer  in the  merger.  The  assets  that were not transferred  through the merger  were  leased to the  Company  and  subsequently purchased on July 26, 2004 from CDL, a related party.  The amount  recorded upon that  acquisition  was the amount at which those  assets had been carried on the records of CDL.

      Although  Empire was the legal  survivor  in the merger  and  remains  the registrant  with  the  Securities  and  Exchange  Commission,  under  accounting principles generally accepted in the United States, the merger was accounted for as a reverse  acquisition,  whereby CDL was considered the acquirer of more than
50% of the post  transaction  combined  company.  Among other  matters,  reverse merger  accounting  requires  Empire to present in all financial  statements and other public information filings, prior historical and other information of CDL, and a retroactive  restatement of CDL historical shareholders investment for the equivalent number of shares of common stock received in the merger. Accordingly, the accompanying  consolidated  financial  statements reflect the acquisition of
Empire as of January 1, 2004 under the purchase method of accounting. Subsequent to  January  1,  2004,  the  operations  of the  Company  reflect  the  combined operations of the former Empire and CDL.

LIQUIDITY

      We believe  that we have  access to sources  of working  capital  that are sufficient  to fund our  operations  for the year ended  December 31, 2007.  The results of operations  of our Video Gaming  Machine  ("VGM")  facility have been improved by the changes in the amount of revenue retained by VGM agents, we have approximately  $2.5 million  available from our revolving credit facility and we received  $18.75  million  in  January,  2007 from the  exercise  of  options to purchase  2.5 million  shares or our common  stock (see Note P). We believe that any significant capital  requirements  associated with our development  projects can be met by additional debt or equity issues when needed.

NATURE OF BUSINESS

      During the past three years,  we have  concentrated  on developing  gaming operations in New York State.  Through our subsidiaries,  we intend to develop a gaming resort in Monticello,  New York that includes harness horse racing,  VGMs and an Indian casino in New York State.  We continue to explore  other  possible development projects.

      We  operate  through  three  principal  subsidiaries,  Monticello  Raceway
Management,   Inc.   ("Monticello   Raceway   Management"),   Monticello  Casino
Management,   LLC  ("Monticello   Casino  Management")  and  Monticello  Raceway
Development  Company, LLC ("Monticello Raceway  Development").  Currently,  only
Monticello Raceway Management has operations which generates revenue.

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

      A VGM is an  electronic  gaming  device  which  allows  a  patron  to play electronic  versions  of  various  lottery  games of chance  and is  similar  in appearance to a traditional slot machine.  On October 31, 2001, the State of New
York enacted a bill  designating  seven  racetracks,  including the Raceway,  to install and operate  VGMs.  Under the  program,  the New York State  Lottery has authorized  an  allocation  of up to  1,800  VGMs  to  the  Raceway.  Currently,
Monticello Raceway Management operates 1,587 VGMs on 45,000 square feet of floor space at the  Raceway  after  expending  approximately  $27  million  in 2004 on renovations to the facility and start-up expenses.

      ST. REGIS MOHAWK RESORT DEVELOPMENT

      We had previously  attempted to develop a casino with the St. Regis Mohawk
Tribe  beginning in 1996. On April 6, 2000, the United States  Department of the
Interior  advised New York State  Governer  George Pataki that it had determined that the acquisition of 29 acres adjacent to Monticello  Raceway would be in the best interest of the St.Regis  Mohawk Tribe and would not be  detrimental to the community.  Such determinations  required the concurrence of the Governor of New
York in order for the project to proceed.  For a period of time thereafter,  the
St. Regis Mohawk Tribe agreed to work exclusively with Park Place  Entertainment
Corporation  (now part of  Harrah's  Entertainment,  Inc.),  which  proposed  to develop a casino for the St. Regis Mohawk Tribe at the nearby Kutsher's Sporting
Academy. However, by Summer 2005, the needed approvals for a casino at Kutsher's
Sporting Academy had not  materialized,  and we and the St. Regis Mohawk Tribe's leaders discussed the possibility of moving forward with the previously obtained approvals for the casino project at Monticello Raceway.

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
Regis  Mohawk  Tribe  affirmed,  subject  to the  requested  concurrence  by the
Governor of New York State,  all prior  contracts to develop an Indian casino at the  Raceway.  The St.  Regis  Mohawk  Tribe  further  agreed to (1) satisfy all requirements for the Bureau of Indian Affairs (the "BIA") in connection with the transfer of the 29 acres of land to the United  States  government  in trust for
the  St.  Regis  Mohawk  Tribe,   (2)  resolve  any  remaining  issues  for  the
finalization  of  the  pre-existing   management   agreement  with  one  of  our
subsidiaries for the project previously  submitted to the National Indian Gaming
Commission  (the  "NIGC"),  (3)  execute  any  amendment  or  revision  to  such management agreement, or any collateral agreements,  that may be mutually agreed upon in such process, (4) support the approval of such management agreement,  as so amended or revised,  by the NIGC and (5) take any and all reasonably required steps to  consummate  the land to trust  transfer of the parcel  pursuant to the
April 6, 2000 determination as promptly as practicable following the concurrence of the Governor of New York State.

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

      We also  entered  into a  gaming  facility  development  and  construction agreement  with the  Authority  and the St.  Regis  Mohawk  Tribe  (the  "Gaming
Facility  Development and  Construction  Agreement"),  pursuant to which we were granted the exclusive right to design, engineer,  construct, furnish and develop a Class III Indian casino resort with the St. Regis Mohawk Tribe,  and we agreed to help arrange  financing of the project.  In exchange for these services,  the
Authority  agreed to pay us a  development  fee  equal to 5% of the  first  $505 million of the project's construction costs, not to exceed $15 million,  payable monthly as the project costs are incurred. However, the Authority is entitled to retain 10% of such  development fees until the project is 50% completed and then
5% until the project is  completed.  On the  completion  date,  the Authority is required to pay us these retained fees.

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

      After  notification  from the St. Regis Mohawk Tribe,  the BIA recommenced review  process for the  acquisition  of the 29 acres adjacent to the Raceway by the St.  Regis  Mohawk  Tribe.  On April 13, 2006 the St. Regis Mohawk Tribe was
notified that the BIA had completed its review of the  Environmental  Assessment
("EA") for a proposed transfer of land into trust for a casino at the Monticello
Raceway site. The review identified  certain additional areas to address and the
St. Regis Mohawk Tribe  completed  the filing of the responses to those items on
July  5,  2006.  Following  this  filing,  the  review  of the EA by the BIA was completed on September  12, 2006 and the document was made  available for public review and comment on that date.  The St. Regis Mohawk Tribe has provided to the
BIA responses to all of the comments received during the comment period.

      On December 21, 2006 the St. Regis Mohawk Tribe received a letter from the
BIA  stating  that  the St.  Regis  Mohawk  Tribe's  Final  EA has  been  deemed sufficient,  an Environmental Impact Study will be not be required and a Finding of No  Significant  Impact  ("FONSI")  related to the  proposed  federal  action approving  the  request  of the Tribe to take  29.31  acres  into  trust for the purpose  of  building a Class III gaming  facility  to be located at  Monticello
Raceway,  in  accordance  with the  Indian  Gaming  Regulatory  Act of 1988 (the
"Land-to-Trust Transfer") has been issued.

      On  February  19,  2007,  New  York  Governor  Eliot  Spitzer  issued  his concurrence with regard to the April 2000 Secretarial  Determination which found that  gaming in Sullivan  County by the St.  Regis  Mohawk  would be in the best interest  of the St.  Regis  Mohawk  Tribe  and its  members  and  would  not be detrimental to the surrounding  communities.  In addition, on February 19, 2007,
Governor Spitzer signed an amendment to the gaming compact between the St. Regis
Mohawk Tribe and New York State  pursuant to which New York State would  receive
20 percent of slot-machine  revenues for the first two years after the St. Regis
Mohawk Tribe's Class III casino to be located at Monticello  Raceway  opens,  23 percent for the next two years and 25 percent thereafter.

      On February 19, 2007 we were  notified by the St. Regis Mohawk Tribe that, on February 16, 2007, a complaint was filed in the United States  District Court for the  Southern  District  of New York in the  case of  Sullivan  County  Farm
Bureau,   Catskill  Center  for  Conservation  and  Development,   Inc.,  Orange
Environment,  Inc.  and  Natural  Resources  Defense  Council v.  United  States
Department  of the  Interior,  Dirk  Kempthorne,  in his  official  capacity  as
Secretary of the Interior, James E. Cason, in his official capacity as Associate
Deputy Secretary of the Interior and Acting Assistant  Secretary of the Interior
for Indian Affairs and BIA. The claim alleges that the BIA violated the National
Environmental  Policy  Act  ("NEPA")  and the  Administrative  Procedure  Act by
issuing a Finding of No Significant  Impact without  requiring an  environmental impact  statement  ("EIS")  under  NEPA.  The  plaintiffs  are  seeking an order requiring  the  preparation  of an EIS  prior to  Department  of the  Interior's granting final  approvals for the proposed St. Regis Mohawk Casino at Monticello
Raceway and prior to the  Department of the  Interior's  causing the transfer of the subject land into federal trust.  We expect that the defendants will respond to the complaint within the next 60 days.

      On March 17, 2006,  through our subsidiaries,  we entered into a series of agreements  with the St. Regis Mohawk Tribe which  provide for the  development, construction,  financing,  operation and management of a Class III Indian casino on land  adjacent  to the  Raceway.  On  March  20,  2006,  we  submitted  these agreements to the NIGC for review.  All of the  provisions  of these  agreements relating to the  management  of the casino are subject to review and approval by the NIGC and the Secretary of the Interior prior to becoming effective.  Pending such approval and as a result of such review,  such provisions may be amended or supplemented by the parties.

      CAYUGA CATSKILL RESORT DEVELOPMENT

      On April  3,  2003,  we,  the  Cayuga  Nation  of New York and the  Cayuga
Catskill Gaming Authority (the  "Authority"),  an  instrumentality of the Cayuga
Nation of New York formed to develop and conduct  gaming  operations,  signed an initial form of gaming facility management agreement and related agreements. The agreements  provided for us to supply technical and financial  assistance to the
Cayuga  Nation  of  New  York  and to  serve  as its  exclusive  partner  in the development,  construction,  financing,  operation and  management of a proposed casino in the  Monticello  area.  The  principal  agreements  were  extended  in
December  2005 to December 31,  2006.  Subsequent  to entering  into our initial agreement  with the Cayuga Nation of New York, but prior to the execution of our recent extensions, leadership issues arose within the Cayuga Nation of New York, which resulted in the suspension of federal  processing of the applications made under  our  earlier  agreements.  We did not  attempt  to extend  the  principal agreements beyond December 31, 2006.

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

      We currently have a point loyalty  program  ("Player's  Club") for our VGM customers  which  allows  them to earn  points  based on the volume of their VGM activity.  The  estimated  redemption  value of points  earned by  customers  is recorded  as an expense in the period the points are  earned.  We  estimate  the amount of points  which will be  redeemed  and record the  estimated  redemption value of those points as a reduction from revenue in promotional allowances. The factors included in this estimation  process include an overall redemption rate, the cost of awards to be offered  and the mix of cash,  goods and  services  for which the points will be  redeemed.  We use  historical  data to estimate  these amounts. The liability recorded for unredeemed points was approximately $202,000 and $150,000 at December 31, 2006 and 2005, respectively.

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
Periodically during the year, Monticello Raceway Management petitions the Racing and  Wagering  Board to certify  that the noted  expenditures  are  eligible for reimbursement  from the capital  improvement  fund. The balances in this account were  approximately  $ 239,000  and  $153,000  at  December  31,  2006 and 2005,
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
approximately   $1,076,000  and  $4,151,000  at  December  31,  2006  and  2005,
respectively.

      In connection with our revolving credit agreement, we agreed to maintain a restricted  reserve bank account with the lending  institution.  The balances in this account were  approximately  $432,000 and $412,000 at December 31, 2006 and
2005, respectively.

      ACCOUNTS  RECEIVABLE.  Accounts  receivable  are  reported  at the  amount outstanding.  Management expects to collect the entire amount and,  accordingly, determined  that no allowance  is required at December 31, 2006 or 2005.  In the normal  course of  business,  we settle  wagers  for  other  racetracks  and are potentially  exposed to credit risk. We have not experienced  significant losses regarding  the  settlement  of wagers.  These  wagers are  included  in accounts receivable.

      PROPERTY  AND  EQUIPMENT.  Property  and  equipment is stated at cost less accumulated depreciation.  The Company provided for depreciation on property and equipment used by applying the straight-line method over the following estimated useful lives:

                                         Estimated
                                          Useful
Assets                                     Lives
---------------------------------       ----------
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

      LOSS PER COMMON  SHARE.  We compute  basic loss per share by dividing loss applicable to common shares by the  weighted-average  common shares  outstanding for the year.  Diluted loss per share reflects the potential  dilution of losses that could occur if  securities  or other  contracts  to issue common stock were exercised or  converted  into common stock or resulted in the issuance of common stock  that  then  shared  in the  losses of the  entity.  Since  the  effect of outstanding  options and warrants is anti-dilutive with respect to losses,  they have been excluded  from our  computation  of loss per common share.  Therefore, basic and diluted losses per common share for the years ended December 31, 2006,
2005 and 2004 were the same.

      The following table shows the securities outstanding at December 31, 2006,
2005 and 2004 that could  potentially  dilute  basic  earnings  per share in the future  but were not  included  in the  calculation  of  diluted  loss per share because their inclusion would have been anti-dilutive.

                                                               Outstanding at December 31,
                                                           2006           2005          2004
                                                        ----------     ----------     ----------
Options                                                  3,284,000      7,786,000      1,028,000
Warrants                                                   250,000        250,000        250,000
Shares issuable upon conversion of convertible debt      5,175,000      5,175,000      4,727,000
Unvested restricted stock                                   89,000        175,000           --
                                                        ----------     ----------     ----------
Total                                                    8,798,000     13,386,000      6,005,000
                                                        ==========     ==========     ==========

      ADVERTISING.  We record as current  operating expense the costs of general advertising,  promotion  and  marketing  programs  at the time  those  costs are
incurred.  Advertising  expense  was  approximately  $1,740,000,   $890,000  and
$776,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

      STOCK-BASED  COMPENSATION.  In December  2004,  the  Financial  Accounting
Standards  Board ("FASB")  issued  Statement of Financial  Accounting  Standards
("SFAS") No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123(R)"). SFAS
No.  123(R)  supersedes  Accounting  Principles  Board  ("APB")  Opinion No. 25,
"Accounting for Stock Issued to Employees,"  and amends SFAS No. 95,  "Statement of Cash Flows." Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123. Effective January 1, 2003, our Company has adopted SFAS No. 123 and used the  Black-Scholes-Merton  formula to estimate the fair value of stock options  granted to  employees.  Our Company adopted  SFAS No.  123(R),  using  the  modified-prospective  method,  beginning
January 1, 2006.  Based on the terms of our plans,  our  Company  did not have a cumulative  effect related to our plans. Our Company also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula.
In the first  quarter of 2006,  the  adoption of SFAS No.  123(R) did not have a material impact on our first quarter stock-based compensation expense.  Further, we believe the  adoption of SFAS No.  123(R) will not have a material  impact on our Company's future stock-based  compensation expense. As of December 31, 2006, there was  approximately  $1.7 million of total  unrecognized  compensation cost related to non-vested  share-based  compensation  arrangements granted under our plans.  That cost is expected to be  recognized  over a period of 3 years.  This expected cost does not include the impact of any future stock-based compensation awards.

      RECLASSIFICATIONS:  Certain prior year amounts have been  reclassified  to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS.

SFAS NO. 155

      In February  2006, the FASB issued SFAS No. 155,  "Accounting  for Certain
Hybrid Financial  Instruments--an  Amendment of FASB Statements No. 133 and 140"
("SFAS No.  155").  SFAS No. 155 allows  financial  instruments  that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value  basis,  at the holders'  election.  SFAS No. 155 also clarifies and amends certain other  provisions of SFAS No. 133 and SFAS No.
140.  This  statement is effective  for all  financial  instruments  acquired or issued in fiscal years  beginning after September 15, 2006. The adoption of SFAS
No. 155 did not have an impact on our consolidated financial condition,  results of operations, or cash flows.

SFAS NO. 156

      In March 2006, the FASB issued SFAS No. 156,  "Accounting for Servicing of
Financial Assets--an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS
No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing  contract.  This statement is effective for all transactions in fiscal years  beginning  after  September 15, 2006. The adoption of SFAS No. 156 did not have an impact  on our  consolidated  financial  condition,  results  of operations, or cash flows.

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

SFAS NO. 158

      In September  2006, the FASB issued SFAS No. 158,  "EMPLOYERS'  ACCOUNTING
FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS--AN amendment of FASB
Statements  No. 87,  88,  106,  and  132(R)"  ("SFAS  158").  SFAS 158  improves financial  reporting by requiring an employer to  recognize  the  overfunded  or underfunded  status  of a  defined  benefit  postretirement  plan as an asset or liability in its  statement of  financial  position and to recognize  changes in that funded status in the year in which the changes occur through  comprehensive income.  SFAS 158  will  not  have an  impact  on our  consolidated  results  of operations, financial position, or cash flows

STAFF ACCOUNTING BULLETIN ("SAB") NO. 108

      In September 2006, the Securities and Exchange  Commission  ("SEC") issued
SAB No. 108, "Quantifying Financial Statement  Misstatements".  Due to diversity in practice  among  registrants,  the SEC staff in SAB 108  expresses  its views regarding  the  process  by which  misstatements  in  financial  statements  are evaluated for purposes of determining whether financial statement restatement is necessary.  We will be required to adopt SAB 108 in fiscal  2007.  We are in the process of evaluating SAB 108, but do not believe it will have a material impact on consolidated results of operations, financial position, or cash flows.

SFAS NO. 159

      On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for  Financial  Assets  and  Financial  Liabilities"  ("SFAS  159").  Under this standard,  we may elect to report financial  instruments and certain other items at fair value on a contract-by-contract  basis with changes in value reported in earnings.  This election is  irrevocable.  SFAS 159 provides an  opportunity  to mitigate  volatility  in reported  earnings  that is caused by measuring  hedged assets  and  liabilities  that  were  previously  required  to  use a  different accounting method than the related hedging contracts when the complex provisions of SFAS 133  hedge  accounting  are not met.  SFAS 159 is  effective  for  years beginning  after  November  15,  2007.  Early  adoption  within  120 days of the beginning of our 2007 fiscal year is permissible,  provided that we have not yet issued interim financial statements. We are currently evaluating the impact SFAS
159 will have on our results of operations, financial position, and cash flows.

NOTE C. PROPERTY AND EQUIPMENT

Property and equipment at December 31 consists of:

                                                   (in thousands)
                                                 2006         2005
                                              ---------     --------
Land                                          $    770      $    770
Land improvements                                1,510         1,495
Buildings                                        4,583         4,583
Building improvements                           24,513        24,454
Vehicles                                           140           120
Furniture, fixtures and equipment                2,949         2,738
                                              --------      --------
                                                34,465        34,160
Less - Accumulated depreciation                 (2,762)       (1,624)
                                              --------      --------
                                              $ 31,703      $ 32,536
                                              ========      ========

      Depreciation expense was approximately $1,144,000, $1,121,000 and $507,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE D.  DEFERRED DEVELOPMENT COSTS

      We have made payments to fund certain expenses of the Cayuga Nation of New
York  (the  "Cayuga  Nation"),   the   Seneca-Cayuga   Tribe  of  Oklahoma  (the
"Seneca-Cayugas")  and the  St.  Regis  Mohawk  Tribe  in  connection  with  the
development  of  proposed  Indian  tribal  casino  facilities.   We  also  incur
development costs associated with other development projects.

      In 2003 and 2004, we issued a total of 300,000  shares of our common stock to the Cayuga Nation as part of our agreement  with them to work together in the development of a casino in Sullivan County, New York. The aggregate market value of these shares when issued was  approximately  $3.9 million and was capitalized as an addition to deferred development costs at that value.

      We may make advances to provide development  assistance in connection with the  establishment and initial  operations of tribal gaming  authorities for New
York State gaming operations for the St. Regis Mohawk Tribe. Advances made by us are  non-interest-bearing and any repayment of them is ultimately dependent upon the completion of the development of the projects.

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

      In  accordance  with our  accounting  policy on  impairment  of long-lived assets,  we reviewed the carrying  value of the deferred  development  costs and determined  that  circumstances  warranted the recognition of an impairment loss for the year ended December 31, 2005.

The following tables reflect activity in the deferred  development cost accounts for the years ended December 31, 2006 and 2005.

                                                                         Activity for the Year Ended
                                                                              December 31, 2006
                                                          --------        --------------------------      --------
                                                          Balance                                         Balance
                                                         January 1,                                     December 31,
                                                            2006          Additions       Impairment        2006
                                                          --------        ---------       ----------      --------
                                                                  (in thousands)
    Advances to and payments on behalf of the St.
                 Regis Mohawk Tribe:
Advances for operations of Tribal Gaming Authority        $     67        $    314         $  --          $    381
Legal fees and other professional fees relating to
casino resort development                                      163           1,732            --             1,895
                                                          --------        --------         --------       --------
                                                               230           2,046            --             2,276
Costs specifically associated with site at Raceway           5,328             125            --             5,453
                                                          --------        --------         --------       --------
Total development costs                                   $  5,558        $  2,171         $  --          $  7,729
                                                          ========        ========         ========       ========

                                                                         Activity for the Year Ended
                                                                              December 31, 2005
                                                          --------        --------------------------      --------
                                                          Balance                                         Balance
                                                         January 1,                                     December 31,
                                                            2005          Additions       Impairment        2005
                                                          --------        ---------       ----------      --------
                                                                  (in thousands)
   Advances to and payments on behalf of the
           Cayuga Nation of New York:
Advances for operations of Tribal Gaming Authority        $    305        $    410         $   (715)      $   --
Legal fees and other professional fees relating to
casino resort development                                    2,202           1,705           (3,907)          --
Value of common stock issued to Tribe in connection
with exclusive development agreement                         3,890            --             (3,890)          --
                                                          --------        --------         --------       --------
                                                             6,397           2,115           (8,512)          --
                                                          --------        --------         --------       --------
   Advances to and payments on behalf of the
           Seneca-Cayuga Tribe of Oklahoma:
Advances for operations of Tribal Gaming Authority             620            --               (620)          --
Legal fees and other professional fees relating to
casino resort development                                    1,123             620           (1,743)          --
                                                          --------        --------         --------       --------
                                                             1,743             620           (2,363)          --
                                                          --------        --------         --------       --------
   Advances to and payments on behalf of the St
           Regis Mohawk Tribe:
Advances for operations of Tribal Gaming Authority           --                 67            --                67
Legal fees and other professional fees relating to
casino resort development                                    --                163            --               163
Costs specifically associated with site at Raceway
and other activities, including proposed merger              5,580           3,164           (3,416)         5,328
                                                          --------        --------         --------       --------
Total development costs                                   $ 13,720        $  6,129         $(14,291)      $  5,558
                                                          ========        ========         ========       ========

      In connection with our development project with the St. Regis Mohawk Tribe we have agreed to make payments to the tribe to support operations of the Tribal
Gaming Authority and will provide technical assistance,  payment of professional and legal  consultants  and other support as we seek the necessary  licenses and approvals to commence  construction.  Our payments to the tribe are estimated to be approximately $25,000 per month for the remainder of 2007.

NOTE E.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued  expenses  and  other  current  liabilities  is  comprised  of the following at December 31, 2006 and 2005:

                                                            2006        2005
                                                          ------       ------
                                                            (in thousands)
Liability for horseracing purses                          $4,862       $3,328
Accrued interest                                           2,167        2,284
Accrued payroll                                              710          624
Accrued other                                              2,197        2,219
                                                          ------       ------
   Total accrued expenses and other current liabilities   $9,936       $8,455
                                                          ======       ======

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

      We recognized approximately $5.2 million, $4.3 million and $1.5 million in interest  expense  associated  with the senior  convertible  notes for the years ended December 31, 2006, 2005 and 2004, respectively.

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

      We  recognized  approximately  $789,000 and  $526,000 in interest  expense associated  with the  facility  for the years ended  December 31, 2006 and 2005, respectively.  At December  31, 2006 we were in  compliance  with the  financial covenants contained in our agreement with the Bank of Scotland.

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

NOTE I.  SUPPLEMENTAL GUARANTOR INFORMATION

      As described in Notes F and G, our obligations  with respect to our Senior
Convertible  Notes and Revolving Credit Facility are guaranteed by our operating subsidiaries.

EMPIRE RESORTS, INC AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2006
( in thousands) (Unaudited)
                                               Empire       Guarantor     Non-Guarantor    Eliminating
ASSETS                                        Resorts      Subsidiaries    Subsidiaries      Entries      Consolidated
                                             ---------     ------------    ------------     ----------    ------------
Cash and cash equivalents                    $     383      $   9,088       $    --         $    --         $   9,471
Restricted cash                                    432          1,315            --              --             1,747
Accounts receivable                               --            5,253            --              --             5,253
Prepaid expenses and other assets                  115          1,430            --              --             1,545
Investments in subsidiaries                      5,060           --              --            (5,060)           --
Inter-company accounts                         146,977           --              --          (146,977)           --
Property and equipment, net                          6         31,697            --              --            31,703
Deferred financing costs, net                    3,116           --              --              --             3,116
Deferred development costs                         125          7,604            --              --             7,729
                                             ---------      ---------       ---------       ---------       ---------
Total assets                                 $ 156,214      $  56,387       $    --         $(152,037)      $  60,564
                                             =========      =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Revolving credit facility                    $   7,617      $    --         $    --         $    --         $   7,617
Accounts payable                                 1,136          2,598            --              --             3,734
Accrued expenses and other liabilities           2,313          7,623            --              --             9,936
Inter-company accounts                            --           53,395          93,582        (146,977)           --
Senior convertible notes                        65,000           --              --              --            65,000
                                             ---------      ---------       ---------       ---------       ---------
          Total liabilities                     76,066         63,616          93,582        (146,977)         86,287
Stockholders' equity (deficit)                  80,148         (7,229)        (93,582)         (5,060)        (25,723)
                                             ---------      ---------       ---------       ---------       ---------
Total liabilities
     and stockholders' equity (deficit)      $ 156,214      $  56,387       $    --         $(152,037)      $  60,564
                                             =========      =========       =========       =========       =========

EMPIRE RESORTS, INC AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2005
(in thousands)  (Unaudited)
                                               Empire       Guarantor     Non-Guarantor    Eliminating
ASSETS                                        Resorts      Subsidiaries    Subsidiaries      Entries      Consolidated
                                             ---------     ------------    ------------     ----------    ------------
Cash and cash equivalents                    $     636      $   6,356       $    --         $    --         $   6,992
Restricted cash                                    412          4,304            --              --             4,716
Accounts receivable                               --            3,358            --              --             3,358
Prepaid expenses and other assets                   86          1,026            --              --             1,112
Investments in subsidiaries                      5,060           --              --            (5,060)           --
Inter-company accounts                         152,108           --              --          (152,108)           --
Property and equipment, net                         11         32,525            --              --            32,536
Deferred financing costs, net                    2,973           --              --              --             2,973
Deferred development costs                        --            5,558            --              --             5,558
                                             ---------      ---------       ---------       ---------       ---------
Total assets                                 $ 161,286      $  53,127       $    --         $(157,168)      $  57,245
                                             =========      =========       =========       =========       =========
LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Revolving credit facility                    $   7,476           --              --              --         $   7,476
Accounts payable                                   982          2,547            --              --             3,529
Accrued expenses and other liabilities           2,461          5,994            --              --             8,455
Inter-company accounts                            --           58,526          93,582        (152,108)           --
Senior convertible notes                        65,000           --              --              --            65,000
                                             ---------      ---------       ---------       ---------       ---------
          Total liabilities                     75,919         67,067          93,582        (152,108)         84,460
Stockholders' equity (deficit)                  85,367        (13,940)        (93,582)         (5,060)        (27,215)
                                             ---------      ---------       ---------       ---------       ---------
Total liabilities
    and stockholders' equity (deficit)       $ 161,286      $  53,127       $    --         $(157,168)      $  57,245
                                             =========      =========       =========       =========       =========

EMPIRE RESORTS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2006
(in thousands)  (Unaudited)
                                               Empire       Guarantor     Non-Guarantor    Eliminating
                                              Resorts      Subsidiaries    Subsidiaries      Entries      Consolidated
                                             ---------     ------------    ------------     ----------    ------------
Net revenues                                 $      21      $  98,089       $    --         $    --         $  98,110
                                             ---------      ---------       ---------       ---------       ---------

Operating costs                                   --           79,108            --              --            79,108
Selling, general and administrative             12,048          6,242            --              --            18,290
Depreciation                                         4          1,140            --              --             1,144
Impairment loss - deferred development costs      --             --              --              --              --
                                             ---------      ---------       ---------       ---------       ---------
     Total costs and expenses                   12,052         86,490            --              --            98,542
                                             ---------      ---------       ---------       ---------       ---------
Income (loss) from operations                  (12,031)        11,599            --              --              (432)
Amortization of deferred finance costs            (655)          --              --              --              (655)
Inter-company interest and other                 4,889         (4,889)           --              --              --
Interest expense                                (5,989)          --              --              --            (5,989)
                                             ---------      ---------       ---------       ---------       ---------
     Net income (loss)                       $ (13,786)     $   6,710       $    --         $    --         $  (7,076)
                                             =========      =========       =========       =========       =========

EMPIRE RESORTS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2005
(in thousands)  (Unaudited)
                                               Empire       Guarantor     Non-Guarantor    Eliminating
                                              Resorts      Subsidiaries    Subsidiaries      Entries      Consolidated
                                             ---------     ------------    ------------     ----------    ------------
Net revenues                                 $     16       $  86,748       $    --         $    --         $ 86,764
                                             --------       ---------       ---------       ---------       --------

Operating costs                                  --            71,174            --              --           71,174
Selling, general and administrative             9,201           4,151            --              --           13,352
Depreciation                                        2           1,119            --              --            1,121
Impairment loss - deferred development costs    1,712          12,579            --              --           14,291
                                             --------       ---------       ---------       ---------       --------
     Total costs and expenses                  10,915          89,023            --              --           99,938
                                             --------       ---------       ---------       ---------       --------
Loss  from operations                         (10,899)         (2,275)                                       (13,174)
Amortization of deferred finance costs           (575)           --              --              --             (575)
Inter-company interest and other                6,012          (6,012)           --              --             --
Interest expense                               (4,778)           --              --              --           (4,778)
                                             --------       ---------       ---------       ---------       --------
     Net loss                                $(10,240)      $  (8,287)      $    --         $    --         $(18,527)
                                             ========       =========       =========       =========       ========

EMPIRE RESORTS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2004
(in thousands)  (Unaudited)
                                               Empire       Guarantor     Non-Guarantor    Eliminating
                                              Resorts      Subsidiaries    Subsidiaries      Entries      Consolidated
                                             ---------     ------------    ------------     ----------    ------------
Net revenues                                 $    118       $ 44,888        $    --         $    --         $ 45,006
                                             --------       --------        ---------       ---------       --------

Operating costs                                  --           44,171             --              --           44,171
Selling, general and administrative             7,593          3,243             --              --           10,836
Depreciation                                     --              507             --              --              507
                                             --------       --------        ---------       ---------       --------
     Total costs and expenses                   7,593         47,921             --              --           55,514
                                             --------       --------        ---------       ---------       --------
Loss from operations                           (7,475)        (3,033)            --              --          (10,508)
Amortization of deferred finance costs           (134)          (244)            --              --             (378)
Inter-company interest and other                2,251         (2,251)            --              --             --
Interest expense                               (1,735)          (124)            --              --           (1,859)
                                             --------       --------        ---------       ---------       --------
     Net loss                                $ (7,093)      $ (5,652)       $    --         $    --         $(12,745)
                                             ========       ========        =========       =========       ========

EMPIRE RESORTS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2006
(in thousands)  (Unaudited)
                                                 Empire       Guarantor     Non-Guarantor    Eliminating
                                                Resorts      Subsidiaries    Subsidiaries      Entries      Consolidated
                                               ---------     ------------    ------------     ----------    ------------
     Net cash provided by (used in)
           operating activities                $ (5,243)      $ 10,508        $   --          $    --         $  5,265
                                               --------       --------        ---------       ---------       --------
     Cash flows from investing activities:
Purchase of property and equipment                 --             (320)           --               --             (320)
Restricted cash (Racing capital imp.)              --              (86)           --               --              (86)
Advances to Litigation Trust                       (505)          --              --               --             (505)
Deferred development costs                         (125)        (2,238)           --               --           (2,363)
Advances to Empire Resorts                         --           (5,133)           --              5,133           --
                                               --------       --------        ---------       ---------       --------
     Net cash used in investing activities         (630)        (7,777)           --              5,133         (3,274)
                                               --------       --------        ---------       ---------       --------
     Cash flows from financing activities:
Proceeds from revolving credit facility             141           --              --               --              141
Proceeds from exercise of stock options           1,166           --              --               --            1,166
Advances from subsidiaries                        5,133           --              --             (5,133)          --
Deferred financing costs                           (798)          --              --               --             (798)
Restricted cash (revolving credit facility)         (21)          --              --               --              (21)
                                               --------       --------        ---------       ---------       --------
     Net cash provided by financing activities     5,621           --              --             (5,133)           488
                                               --------       --------        ---------       ---------       --------
Net increase (decrease) in cash and cash           (252)         2,731            --               --            2,479
   equivalents
Cash and cash equivalents, beginning of year        635          6,357            --               --            6,992
                                               --------       --------        ---------       ---------       --------
Cash and cash equivalents, end of year         $    383       $  9,088        $   --          $    --         $  9,471
                                               ========       ========        =========       =========       ========

EMPIRE RESORTS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2005
  ( in thousands )  ( Unaudited )
                                                    Empire       Guarantor     Non-Guarantor    Eliminating
                                                   Resorts      Subsidiaries    Subsidiaries      Entries      Consolidated
                                                  ---------     ------------    ------------     ----------    ------------
          Net cash provided by (used in)
operating activities                              $(2,748)       $ 1,543             $--         $  --            $(1,205)
                                                  -------        -------             -----       -------          -------
     Cash flows from investing activities:
Purchase of property and equipment                    (13)        (1,954)             --            --             (1,967)
Restricted cash (Racing capital imp.)                --                6              --            --                  6
Advances to Litigation Trust                         (505)          --                --            --               (505)
Deferred development costs                           --           (3,309)             --            --             (3,309)
Advances to subsidiaries                           (4,810)          --                --           4,810             --
                                                  -------        -------             -----       -------          -------
     Net cash used in investing activities         (5,328)        (5,257)             --           4,810           (5,775)
                                                  -------        -------             -----       -------          -------
     Cash flows from financing activities:
Proceeds from revolving credit facility             7,476           --                --            --              7,476
Proceeds from exercise of stock options               283           --                --            --                283
Deferred financing costs                             (539)          --                --            --               (539)
Advances from Empire Resorts, Inc.                   --            4,810              --          (4,810)            --
Restricted cash (revolving credit facility)          (412)          --                --            --               (412)
                                                  -------        -------             -----       -------          -------
     Net cash provided by financing activities      6,808          4,810              --          (4,810)           6,808
                                                  -------        -------             -----       -------          -------
Net increase (decrease) in cash and cash           (1,268)         1,096              --            --               (172)
equivalents
Cash and cash equivalents, beginning of year        1,903          5,261              --            --              7,164
                                                  -------        -------             -----       -------          -------
Cash and cash equivalents, end of year            $   635        $ 6,357             $--         $  --            $ 6,992
                                                  =======        =======             =====       =======          =======

EMPIRE RESORTS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2004
    ( in thousands )  ( Unaudited )
                                                    Empire       Guarantor     Non-Guarantor    Eliminating
                                                   Resorts      Subsidiaries    Subsidiaries      Entries      Consolidated
                                                  ---------     ------------    ------------     ----------    ------------
     Net cash used in operating activities        $ (2,033)      $ (6,608)           $--         $   --           $ (8,641)
                                                  --------       --------            -----       --------         --------
     Cash flows from investing activities:
Purchase of property and equipment                    --          (31,079)            --             --            (31,079)
Restricted cash (Racing capital imp.)                 --              (37)            --             --                (37)
Cash acquired in acquisition                            18           --               --             --                 18
Advances to Litigation Trust                          (505)          --               --             --               (505)
Deferred development costs                            --           (4,614)            --             --             (4,614)
Advances to subsidiaries                           (49,715)          --               --           49,715             --
                                                  --------       --------            -----       --------         --------
     Net cash used in investing activities         (50,202)       (35,730)            --           49,715          (36,217)
                                                  --------       --------            -----       --------         --------
     Cash flows from financing activities:
Proceeds from issuance of common stock              30,375           --               --             --             30,375
Proceeds from issuance of senior convertible
notes                                               65,000           --               --             --             65,000
Proceeds from exercise of stock options                151           --               --             --                151
Stock issuance expenses                             (2,317)          --               --             --             (2,317)
Deferred financing costs                            (3,143)          --               --             --             (3,143)
Excess of market value over carrying value of
property and equipment purchased from
related party                                      (30,825)          --               --             --            (30,825)
Advances from Empire Resorts, Inc.                    --           49,715             --          (49,715)            --
Repayment of bank loans and promissory
notes                                               (5,073)        (3,470)            --             --             (8,543)
Dividends paid on preferred stock                      (30)          --               --             --                (30)
                                                  --------       --------            -----       --------         --------
     Net cash provided by financing activities      54,138         46,245             --          (49,715)          50,668
                                                  --------       --------            -----       --------         --------
Net increase in cash and cash equivalents            1,903          3,907             --             --              5,810
Cash and cash equivalents, beginning of year          --            1,354             --             --              1,354
                                                  --------       --------            -----       --------         --------
Cash and cash equivalents, end of year            $  1,903       $  5,261            $--         $   --           $  7,164
                                                  ========       ========            =====       ========         ========

NOTE J. STOCKHOLDERS' EQUITY

COMMON STOCK

      On May 23, 2005 we granted our Chief Executive Officer 261,023  restricted shares of common stock  pursuant to his  employment  agreement,  of which 86,138 shares vested on August 17, 2005,  86,138 shares on May 23, 2006 and 88,747 will vest on May 23, 2007. The expense associated with these issues was approximately
$387,000  and  530,000  for  the  years  ended   December  31,  2006  and  2005,
respectively.

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
Monticello  Casino  Management,   Monticello  Raceway   Development  and  Mohawk
Management, LLC. We also filed a Registration Statement covering these shares.

      On January 30, 2004, we issued  4,050,000  shares of our common stock in a private placement sale with proceeds of approximately $30.3 million.

PREFERRED STOCK AND DIVIDENDS

      Our Series B Preferred  Stock has voting rights of 0.8 votes per share and each share is convertible  into 0.8 shares of common stock. It has a liquidation value of $29 per share and is entitled to annual  cumulative  dividends of $2.90 per share  payable  quarterly in cash. We have the right to pay the dividends on an annual  basis by issuing  shares of our common stock at the rate of $3.77 per share.  The value of common  shares  issued as payment is based upon the average closing price for the common shares for the 20 trading days preceding January 30 of the year  following  that for which the dividend is due. At December 31, 2006 and 2005 there were 44,258 shares of Series B Preferred Shares outstanding.

      At December 31, 2006 we had undeclared dividends on the Series B Preferred
Stock of  approximately  $167,000.  On March 8,  2007,  our  Board of  Directors
authorized  the issuance of 18,884  shares of our common stock in payment of the amount due. The value of these shares when issued was approximately $190,000

      At December 31, 2005 we had undeclared dividends on the Series B Preferred
Stock  of  approximately  $167,000.  On March 8,  2006  our  Board of  Directors
authorized  issuance of 23,103  shares of common  stock in payment of the amount due. The value of these shares when issued was approximately $98,000.

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

      At December 31, 2006 we had undeclared dividends on our Series E Preferred
Stock of approximately $5.6 million.

NOTE K.  STOCK OPTIONS AND WARRANTS

      On August 17, 2005 our  shareholders  approved  the 2005 Equity  Incentive
Plan.  We have  reserved  3.5  million  shares of common  stock for  issuance in connection with this plan.

      On May 12, 2004 our  shareholders  approved the 2004 Stock Option Plan. We have reserved  250,000  shares of common stock for issuance in  connection  with this plan.

      On January 30, 2004,  in connection  with our private  placement of common stock, we issued a warrant to purchase 250,000 shares of our common stock to the placement  agent,  Jeffries & Co. The warrant has a five year term and  entitles the holder to purchase those shares at $7.50 per share.  The estimated  value of that  warrant  was  approximately  $2.1  million  and was  recorded,  with other issuance  costs of  approximately  $2.3  million,  as a  financing  cost for the transaction.

      Stock options issued to employees,  officers and directors are reported as
Stock Based Compensation and include the following grants.

                                                                                                 Approximate Compensation Cost
                                                                                                        (in thousands)
                                                                                                     --------------------
                                                                  Term
                                           Number      Strike      in
Date of Grant    Recipient               Of Shares     Price      Years       Vesting Schedule       2006    2005    2004
-------------    ---------               ---------     -----      -----       ----------------       ----    ----    ----
                                                                              33% - 90 days and
                 Employees and                                              one year, remainder
August, 2006     officers                 170,000      $5.53       10      - two to three years       $395   $ ---   $ ---
August, 2006     Director                  10,000      $5.53       10          Fully upon grant         49     ---     ---
                 Directors
March, 2006      (6 directors)             65,000      $4.26       10          Fully upon grant        249     ---     ---
December, 2005   Employees and
                 officers                 309,500      $6.75       10               Three years      1,122      48     ---
November, 2005   Director  (1)             15,000      $5.10       10          Fully upon grant        ---      70     ---
                                                                                  33% -90 days,
                                                                                remainder - two
August, 2005     Employee                  50,000      $3.93       10                     years         66      90     ---
July, 2005       Director  (1)             15,000      $4.02       10          Fully upon grant        ---      54     ---
May, 2005        Non-executive
                 Chairman of the
                 Board  (1)                50,000      $3.99       10          Fully upon grant        ---     175     ---
May, 2005                                                                        33% - 90 days,
                 Chief Financial                                                remainder - two
                 Officer  (1)             150,000      $3.99       10                     years        198     271     ---
May, 2005                                                                        33% - 90 days,
                 Chief Executive                                                remainder - two
                 Officer  (1)           1,044,092      $3.99       10                     years      1,378   1,887     ---
March, 2005      Employee                  30,000      $8.26       10                  One year         10     208     ---
January, 2005    Directors annual
                 grant (6 directors)       60,000      $8.51        5          Fully upon grant        ---     380     ---
November, 2004   Directors (2) for
                 services - new
                 business initiatives     100,000      $8.11        3          Fully upon grant        ---     ---     511
                                                                                33% upon grant,
                                                                                remainder - two
August, 2004     Employees (2)             20,000      $8.63       10                     years          9      32      80
                                                                                50% upon grant,
                                                                                remainder - one
May, 2004        Employee                  50,000     $14.25       10                      year        ---     137     576
                                                                                33% upon grant,
                                                                                remainder - two
May, 2004        Employees                 25,000     $14.25       10                     years        ---     105     229
May, 2004        Employees                 34,500     $14.25       10               Three years         58      85     185
March, 2004      Directors annual
                 grant (7directors)        70,000     $11.97       10          Fully upon grant        ---     ---     838

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

      On  November  12,  2004 we granted an option to  purchase,  under  certain conditions,  5,188,913 shares of our common stock at $7.50 per share to entities with whom we had reached a merger and contribution  agreement.  The grant became effective on August 20, 2005.  On December 30, 2005 we reached a agreement  with those  entities to terminate the  agreement.  The options expire on December 29,
2006  and  we  recorded  the  value  of  those  options  at the  effective  date
(approximately  $1.7 million) as stock based compensation  included in the write off of deferred  development  costs for the year ended  December  31,  2005.  On
December  28,  2006 the grantee  elected to exercise  2.5 million of the options pursuant to this  agreement  and we agreed that  receipt of the option  purchase price be no later than January 31, 2007.  Also on December 28, 2006, we modified the  agreement  to extend the  expiration  date for 1.0 million of the  original options to December  27, 2007 and to let expire the balance of  1,688,913 of the options  granted on November 12, 2004. In January 2007, we received  proceeds of
$18.75  million for the option  purchase price as mentioned  above.  Stock based compensation expense for the year ended December 31, 2006 includes approximately
$3.5 million in expense for this extension.

      During  the years  ended  December  31,  2006,  2005 and 2004 we  received approximately $1,166,000, $283,000 and $151,000,  respectively, of proceeds from shares of common stock issued as a result of the exercise of stock  options.  We issued  approximately  507,000,  133,000 and 61,000  shares of common stock as a result of these exercises.

      The following table sets forth the weighted  average  assumptions  used in applying the Black Sholes  option  pricing  model to the option  grants in 2006,
2005 and 2004.

                                                        2006                2005               2004
                                                        ----                ----               ----
Weighted average fair value of options granted         $5.19               $ 6.81             $ 11.36
Expected dividend yield                                 0%                 0%                 0%
Expected volatility                                89.5% - 96.17%      91.1% - 100.3%      97.9% - 99.7%
Risk - free interest rate                           4.7% - 4.9%         3.7% - 4.5%         3.1% - 4.2%
Expected life of options                              10 years         0.5 - 10 years      3 - 10 years

The following table reflects stock option activity in 2006, 2005 and 2004.

                                                 Approximate                            Weighted
                                                  number of     Range of exercise   average exercise
                                                    Shares      prices per share     price per share
                                                 -----------    -----------------   ----------------
Options outstanding at January 1, 2004              821,000                             $    2.67
Granted in 2004                                     300,000       $8.11 - $14.25        $   11.36
Exercised in 2004                                   (61,000)      $2.12 - $8.63         $    2.48
Cancelled in 2004                                   (32,000)      $2.12 - $11.97        $    8.83
                                                  ---------
Options outstanding at December 31, 2004          1,028,000                             $    5.00
Granted in 2005                                   6,913,000       $3.93 - $8.51         $    6.81
Exercised in 2005                                  (134,000)          $2.12             $    2.12
Cancelled in 2005                                   (21,000)         $14.25             $   14.25
                                                  ---------
Options outstanding at December 31, 2005          7,786,000                             $    6.63
Granted in 2006                                     245,000       $4.26 - $5.53         $    5.19
Exercised in 2006                                (3,007,000)      $2.12 - $7.50         $    6.62
Cancelled in 2006                                (1,740,000)      $2.12 - $11.97        $    7.51
                                                  ---------
Options outstanding at December 31, 2006          3,284,000                             $    6.06
                                                  =========                             =========

The  following  table  reflects  information  on stock  options  outstanding  at
December 31, 2006.

                    Options Outstanding                            Options Exercisable
                    -------------------                            -------------------
                                                   Weighted
                                   Average         Average                      Weighted
      Exercise     Number of     Contractual       Exercise     Number of        Average
      Price          Shares          Life           Price         Shares      Exercise Price
      --------     ---------     -----------     ----------     ---------     --------------
      $ 2.12          72,250         4.0          $    2.12        72,250       $    2.12
      $ 4.40           5,500         2.5          $    4.40         5,500       $    4.40
      $ 7.00          60,000         5.6          $    7.00        60,000       $    7.00
      $11.97          50,000         7.2          $   11.97        50,000       $   11.97
      $14.25          89,000         7.4          $   14.25        84,333       $   14.25
      $ 8.63          10,000         7.6          $    8.63        10,000       $    8.63
      $ 8.11         100,000         0.9          $    8.11       100,000       $    8.11
      $ 8.51          50,000         3.0          $    8.51        50,000       $    8.51
      $ 8.26          30,000         8.2          $    8.26        30,000       $    8.26
      $ 3.99       1,214,092         8.4          $    3.99       808,101       $    3.99
      $ 4.02          15,000         8.6          $    4.02        15,000       $    4.02
      $ 3.93          35,000         8.6          $    3.93        18,000       $    3.93
      $ 5.10          15,000         8.9          $    5.10        15,000       $    5.10
      $ 6.75         293,067         9.0          $    6.75        96,379       $    6.75
      $ 7.50       1,000,000         1.0          $    7.50     1,000,000       $    7.50
      $ 4.26          65,000         9.2          $    4.26        65,000       $    4.26
      $ 5.53         180,000         9.6          $    5.53        56,667       $    5.53

                   3,283,909         5.8          $    6.06     2,536,230       $    6.36
                   =========         ===          =========     =========       =========

NOTE L.  INCOME TAXES

      The Company and all of its  subsidiaries  file a  consolidated  income tax return. At December 31, 2006 and 2005, the estimated  Company's  deferred income tax assets and liability were comprised of the following:

                                                         2006            2005
                                                       ---------       --------
          Deferred tax assets:                              (in thousands)
                                                            --------------
Net operating loss carry forwards                      $ 50,451        $ 39,742
Stock - based compensation                                  242           5,966
Allowance for doubtful accounts - Litigation Trust          667             444
Contributions                                                92              72
                                                       --------        --------
                                                         51,452          46,224
          Deferred tax liabilities:
Depreciation                                               (168)           (168)
                                                       --------        --------
          Net deferred tax assets                        51,284          46,056
Valuation allowance                                     (51,284)        (46,056)
                                                       --------        --------
          Deferred tax assets, net                     $   --          $   --
                                                       ========        ========

The  following  is a  reconciliation  of the federal  statutory  tax rate to our effective tax rate:

                                                     Year ended December 31,
                                                     -----------------------
                                                  2006         2005        2004
                                                 -------     -------     -------
Tax provision at federal statutory tax rate       35.0%       35.0%       35.0%
State income taxes, net                            9.0%        9.0%        9.0%
Permanent items                                   29.9%        1.2%        0.2%
Change in valuation allowance                    (73.9)%     (45.2)%     (44.2)%
                                                 -----       -----       -----
Effective tax rate                                 0.0%        0.0%        0.0%
                                                 =====       =====       =====

      The Company's merger with CDL will limit the Company's  ability to use its current net operating loss carry  forwards,  potentially  increasing  future tax liability.  As of December 31, 2006,  the Company had net  operating  loss carry forwards of  approximately  $115 million that expire  between 2008 and 2026. The merger of the  Company's  operations  with CDL,  however,  will not  permit  the
Company to use the entire amount of the net  operating  losses due to the change in  control  of the  Company.  A  limited  amount  of  the  net  operating  loss carry-forward  may be applied in future  years  based upon the change of control and existing income tax laws.

NOTE M. CONCENTRATION

      One debtor, New York Off-track Betting  Corporation  ("OTB"),  represented approximately  42% of the total outstanding  accounts  receivable as of December
31,  2006 and three  debtors,  New York  OTB,  Nassau  OTB,  and  Catskill  OTB, represented approximately 52% of the total outstanding accounts receivable as of
December 31, 2005.

Note N: EMPLOYEE BENEFIT PLAN

      Our eligible  employees  may  participate  in a  Company-sponsored  401(k)
benefit  plan.  This Plan covers  substantially  all  employees not eligible for plans resulting from collective  bargaining  agreements and permits employees to defer up to 15% of their salary up to statutory maximums. The plan also provides for  matching  contributions  by us of up to 100 % of  the  first  3% of  salary deferral and 66.7% of the next 3% of salary deferral. Our matching contributions in 2006 were  approximately  $136,000.  As of December 31, 2006,  115  employees participated in the plan.

NOTE O.  COMMITMENTS AND CONTINGENCIES

      CASINO DEVELOPMENT.  We are committed to provide development  assistance in connection with the establishment  and initial  operations of tribal gaming authorities  for New York State  gaming  operations  for the St.  Regis Mohawk
Tribe.  We are also committed to incur costs  associated  with the development of casino resorts with the St. Regis Mohawk Tribe.

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
There have been numerous  settlement  conferences  in the context of the ongoing global contract negotiations between the parties.

      On June 15, 2005,  various  Article 78 proceedings  were commenced by four regional OTBs against the New York State Racing and Wagering  Board,  Monticello
Raceway and  Yonkers  Raceway  seeking the return to the OTBs of various  racing revenues  previously paid by the OTBs to Monticello Raceway and Yonkers Raceway, more commonly  known in the industry as "dark day monies" and  out-of-state  OTB commissions. All of the petitions have been consolidated into one proceeding now pending in the New York State Supreme  Court Albany  County.  . The  approximate amount of reimbursement  which the OTBs are seeking from Monticello  Raceway, as prosecuted,  is in excess of $4.0 million  together with ongoing  payments which the OTBs are making to  Monticello  Raceway as per the  direction and rulings of the New York State Racing and  Wagering  Board.  In September  2006, a favorable outcome was achieved when the combined petition was dismissed.  An appeal by the petitioners is pending in the appellate court.

      In August 2006,  The New York State  Racing and  Wagering  Board issued an arbitrator's  award defining the contract terms between  Monticello  Raceway and the Horsemen's Association.  In December 2006, the Sullivan County Supreme Court
granted our petition for  modification of the award to strike the provision that we establish an escrow  account for the payment of horsemen's  purses.  However, the Horsemen's  Association  has appealed that decision to the Third  Department
Appellate Division,  which appeal is pending. The import of the escrow provision is that,  if the lower court is reversed and the escrow  provision is reinstated
as part of the arbitration award, we will have to deposit into an escrow account an amount,  which at this time, is approximately  $5.0 million,  as security for payment of future horsemens' purses.

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

      LITIGATION  TRUST.  On January 12,  2004,  in order to better focus on the development  of a VGM  facility at the Raceway  and  current  business  and as a condition  to the  consolidation  transaction  with CDL,  all  interests  of the plaintiffs,  including  any interest of the Empire,  with respect to  litigation against Caesars Entertainment,  Inc were transferred to a liquidating Litigation
Trust.  The Company agreed to provide the  Litigation  Trust with a $2.5 million line of credit. For each of the years ended December 31, 2006, 2005 and 2004, we made  advances  to the Trust of  $505,000  under the line of credit.  Due to the unpredictable  nature of the litigation we provided for a valuation allowance of
$505,000  in each of those  years  against the  receivable  from the  Litigation
Trust.

NOTE P.  SUBSEQUENT EVENTS

      On January 26, 2007, we received $18.75 million as payment for 2.5 million shares of our common stock issued as a result of an option exercised on December
28, 2006 pursuant to an option granted in 2004 and modified in December 2006.

       On March 8, 2007,  our Board of  Directors  authorized  the  issuance  of
18,884  shares of our  common  stock in  payment  of  dividends  on our Series B
Preferred   Stock  for  2006.   The  value  of  these  shares  when  issued  was
approximately $190,000.

      On  February  19,  2007,  New  York  Governor  Eliot  Spitzer  issued  his concurrence with regard to the April 2000 Secretarial  Determination which found that gaming in Sullivan  County by the St.  Regis  Mohawk  Tribe would be in the best  interest of the St.  Regis  Mohawk  Tribe and its members and would not be detrimental to the surrounding  communities.  In addition, on February 19, 2007,
Governor Spitzer signed an amendment to the gaming compact between the St. Regis
Mohawk Tribe and New York State  pursuant to which New York State would  receive
20 percent of slot-machine  revenues for the first two years after the St. Regis
Mohawk Tribe's Class III casino to be located at Monticello  Raceway  opens,  23 percent for the next two years and 25 percent thereafter.

      On February 19, 2007 we were  notified by the St. Regis Mohawk Tribe that, on February 16, 2007, a complaint was filed in the United States  District Court for the  Southern  District  of New York in the  case of  Sullivan  County  Farm
Bureau,   Catskill  Center  for  Conservation  and  Development,   Inc.,  Orange

Environment,  Inc.  and  Natural  Resources  Defense  Council v.  United  States
Department  of the  Interior,  Dirk  Kempthorne,  in his  official  capacity  as
Secretary of the Interior, James E. Cason, in his official capacity as Associate
Deputy Secretary of the Interior and Acting Assistant  Secretary of the Interior
for Indian Affairs and BIA. The claim alleges that the BIA violated the National
Environmental  Policy  Act  ("NEPA")  and the  Administrative  Procedure  Act by
issuing a Finding of No Significant  Impact without  requiring an  environmental impact  statement  ("EIS")  under  NEPA.  The  plaintiffs  are  seeking an order requiring  the  preparation  of an EIS  prior to  Department  of the  Interior's granting final  approvals for the proposed St. Regis Mohawk Casino at Monticello
Raceway and prior to the  Department of the  Interior's  causing the transfer of the subject land into federal trust.  We expect that the defendants will respond to the complaint within the next 60 days.

NOTE Q.  UNAUDITED QUARTERLY DATA (IN THOUSANDS)

                                         First            Second             Third            Fourth
                                        Quarter           Quarter           Quarter           Quarter
                                     -------------     -------------     -------------     -------------
2006
----
Net revenue                            $ 22,661          $ 25,882          $ 28,721          $ 20,846
Net income (loss)                        (1,796)             (386)              191            (5,085)
Net loss applicable to common
shares                                   (2,184)             (774)             (197)           (5,472)
Net loss per common share, basic
and diluted                               (0.08)            (0.03)            (0.01)            (0.20)

2005
----
Net revenue                            $ 16,690            21,953          $ 25,648          $ 22,473
Net loss                                 (2,858)           (2,758)           (1,194)          (11,717)
Net loss applicable to common
shares                                   (3,246)           (3,146)           (1,582)          (12,104)
Net loss per common share, basic
and diluted                               (0.12)            (0.12)            (0.06)            (0.46)

2004
----
Total revenue                          $  2,511          $  2,654          $ 21,856          $ 17,985
Net loss                                 (3,653)           (4,626)           (1,533)           (2,933)
Net loss applicable to common
shares                                   (4,031)           (5,014)           (1,921)           (3,319)
Net loss per common share, basic
and diluted                               (0.18)            (0.19)            (0.07)            (0.13)

Item 9.     CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING  AND
            FINANCIAL DISCLOSURE.

      None.

Item 9A.    CONTROLS AND PROCEDURES.

      We carried out an  evaluation  required  by Rule 13a-15 of the  Securities
Exchange Act of 1934 under the  supervision  and with the  participation  of our management,  including our Chief Executive Officer and Chief Financial  Officer,
of the  effectiveness  of the design and  operation  of Empire  Resorts,  Inc.'s
"disclosure  controls and  procedures"  and  "internal  control  over  financial reporting" as of the end of the period covered by this Annual Report.

      The  evaluation  of  Empire  Resorts,   Inc.'s  disclosure   controls  and
procedures and internal  control over financial  reporting  included a review of our  objectives  and  processes,  implementation  by us and  the  effect  on the information  generated  for use in this  Annual  Report.  In the  course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act of 2002, we sought to identify material weaknesses in our controls,  to determine whether we had identified any acts of fraud  involving  personnel who have a significant role in our internal control over financial reporting that would have a material effect

on our  consolidated  financial  statements,  and to confirm that any  necessary corrective action,  including process improvements,  were being undertaken.  Our evaluation  of our  disclosure  controls and  procedures  is done  quarterly and management  reports the  effectiveness  of our  controls and  procedures  in our periodic  reports  filed  with the SEC.  Our  internal  control  over  financial reporting is also evaluated on an ongoing basis by our internal  auditors and by other  individuals  in our  finance  organization.  The  overall  goals of these evaluation  activities are to monitor our disclosure controls and procedures and
internal  control  over  financial   reporting  and  to  make  modifications  as
necessary.  We  periodically  evaluate our  processes  and  procedures  and make improvements as required.

      Because of inherent  limitations,  disclosure  controls and procedures and
internal   control  over   financial   reporting   may  not  prevent  or  detect
misstatements.  In addition,  projections of any evaluation of  effectiveness to future  periods  are  subject to the risk that  controls  may become  inadequate because of  changes in  conditions  or that the  degree of  compliance  with the policies or  procedures  may  deteriorate.  Management  applies its  judgment in assessing  the  benefits of controls  relative  to their  costs.  Because of the inherent  limitations  in all control  systems,  no  evaluation  of controls can provide  absolute  assurance that all control issues and instances of fraud,  if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no  assurance  that any design will  succeed in  achieving  its stated goals under all potential future conditions, regardless of how remote.

DISCLOSURE CONTROLS AND PROCEDURES

      Disclosure  controls and  procedures  are designed  with the  objective of ensuring  that (i)  information  required to be disclosed  in our reports  filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported  within  the time  periods  specified  in the  rules  and  forms of the
Securities  and Exchange  Commission and (ii)  information  is  accumulated  and communicated  to  management,  including our Chief  Executive  Officer and Chief
Financial Officer,  as appropriate to allow timely decisions  regarding required disclosures.  Based on their  evaluation,  our Chief Executive Officer and Chief
Financial Officer have concluded that our disclosure controls and procedures are effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Our management is responsible for  establishing  and maintaining  adequate internal control over financial  reporting,  as such term is defined in Exchange
Act Rule  13a-15(f).  Under the supervision  and with the  participation  of our management,  including our Chief Executive Officer and Chief Financial  Officer,
we conducted an evaluation  of the  effectiveness  of our internal  control over financial  reporting  based on the  framework  in Internal  Control - Integrated
Framework  issued by the Committee of Sponsoring  Organizations  of the Treadway
Commission.  Internal control over financial  reporting is a process designed to provide reasonable  assurance  regarding the reliability of financial  reporting and the preparation of financial  statements for external purposes in accordance with generally  accepted  accounting  principles and includes those policies and procedures  that (a) pertain to the  maintenance  of records that, in reasonable detail,  accurately and fairly reflect the  transactions and dispositions of the assets of the Company;  (b) provide  reasonable  assurance that transactions are recorded as  necessary to permit the  preparation  of  financial  statements  in accordance with generally accepted  accounting  principles and that receipts and
expenditures   of  the   Company  are  being  made  only  in   accordance   with
authorizations  of our  management  and  directors;  and (c) provide  reasonable assurance regarding prevention or timely detection of unauthorized  acquisition, use or disposition of the Company's  assets that could have a material effect on the  financial  statements.  Based on our  evaluation  under  the  framework  in
Internal  Control - Integrated  Framework,  our  management  concluded  that our internal control over financial reporting was effective as of December 31, 2006.

      Our management's  assessment of the  effectiveness of our internal control over financial  reporting as of December 31, 2006 and the  effectiveness  of our internal  control  over  financial  reporting  as of December  31, 2006 has been audited by Freidman LLP, an independent  registered  public  accounting firm, as stated in their report which appears in Item 8 of this Annual Report.

Item 9B.    Other Information.

      None.

                                    PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

      Our directors and executive officers are as follows:

Name                  Age   Position
----                  ---   --------
John Sharpe            64   Chairman of the Board(1)
David P. Hanlon        62   Chief Executive Officer, President and Director(2)
Paul A. deBary         60   Director(1)
Joseph E. Bernstein    57   Director(3)
Ralph J. Bernstein     48   Director(1)
Robert H. Friedman     53   Director(2)
Frank Catania          65   Director(3)
Ronald J. Radcliffe    63   Chief Financial Officer
Thomas W. Aro          63   Chief Operating Officer
Hilda Manuel           55   Senior V. P. for Native American Affairs and Chief
                            Compliance Officer
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

      JOHN SHARPE.  John Sharpe,  64, is our Chairman of the Board of Directors.
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
Sharpe was bestowed with the  "Corporate  Hotelier of the World" award by Hotels
Magazine,  Inc.  Mr.  Sharpe also  received  the "Silver  Plate"  award from the
International  Food  Manufacturers  Association,  and the "Gold  Award" from the
Ontario  Hostelry  Institute.   Mr.  Sharpe  graduated  with  a  B.S.  in  hotel
administration  from Cornell  University and is a former trustee of the Culinary
Institute of America,  and former chair of the Industry  Advisory Council at the
Cornell Hotel School.  Mr. Sharpe previously  served as  executive-in-residence,
School of Hotel Administration,  Cornell University;  chair, board of governors,
Ryerson University,  Toronto,  Canada, and co-chair,  American Hotel Foundation,
Washington,  D.C.  Mr.  Sharpe has served as a director  since  August  2003 and became Chairman of the Board in May 2005.

      RALPH J. BERNSTEIN.  Ralph J. Bernstein, 48, is a co-founder and general partner of Americas  Partners,  a real estate development and investment firm, and,  since  1981  has  been  responsible  for  the  acquisition,  renovation,

development  and  financing  of  several  million  square  feet of  commercial space.  Mr.  Bernstein also serves as a director for Air Methods  Corporation, a publicly  traded  company  that  provides  air medical  emergency  transport services and systems  throughout the United States of America.  Mr.  Bernstein received a B.A. in economics from the  University of California at Davis.  Mr.
Bernstein has served as a director since August 2003.

      PAUL A. DEBARY.  Paul A. deBary, 60, is a managing director at Marquette
deBary  Co.,  Inc.,  a New York  based  broker-dealer,  where he  serves  as a financial advisor for state and local government agencies,  public and private corporations  and  non-profit  organizations.  Prior to  assuming  his current position,  Mr. deBary was a managing director in the Public Finance Department of Prudential  Securities  from 1994 to 1997. Mr. deBary was also a partner in the law firm of Hawkins,  Delafield & Wood in New York from 1975 to 1994.  Mr.
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

      DAVID P. HANLON.  David P. Hanlon,  62, is currently our Company's Chief
Executive  Officer and President  and a member of the Board of  Directors.  He previously  served as Vice Chairman of the Board and has been a director since
2003. Prior to starting his own gaming  consulting  business in 2000, in which he advised a number of Indian and  international  gaming ventures,  Mr. Hanlon was  President and Chief  Operating  Officer of Rio Suites Hotel & Casino from
1996-1999,  a period in which the Rio Suites Hotel & Casino  underwent a major
expansion.   From  1994-1995,   Mr.  Hanlon  served  as  President  and  Chief
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

      ROBERT H. FRIEDMAN.  Robert H. Friedman, 53, has served as our Secretary since May 2004.  Mr.  Friedman has been a partner with Olshan  Grundman  Frome
Rosenzweig & Wolosky LLP, a New York City law firm,  since August 1992.  Prior to that time and since  September 1983 he was associated  with Cahill Gordon &
Reindel,  also a New York City law firm. Mr. Friedman specializes in corporate and securities law matters.  Mr. Friedman  received his B.A. and J.D.  degrees from Rutgers  University,  and has been on the faculty of the  Practicing  Law
Institute since August 2000.  Mr. Friedman became a director in July 2005.

      JOSEPH E.  BERNSTEIN.  Joseph E.  Bernstein,  57,  started his career as a corporate  tax  attorney  on Wall  Street at Cahill  Gordon & Reindel  and as an
international  tax  attorney  at  Rosenman  & Colin.  He later  started  his own international tax practice. Since the early 1980s, Mr. Bernstein (along with his brother Ralph, and their partner, Morad Tahbaz, through Americas Tower Partners)
has been involved in the  development of three million square feet of commercial property in Manhattan,  including  Americas Tower, a 50-story office building on
Avenue  of the  Americas  and  46th  Street  in New  York  City,  serving  as US headquarters to Israel's  largest bank, Bank Hapoalim.  Mr. Bernstein has served as a director since August 2003.

      FRANK  CATANIA.  Frank  Catania,  65,  has  been a  principal  at  Catania
Consulting  Group and a lawyer at Catania & Associates since January 1999. Prior to this,  he was the  assistant  attorney  general and  director of New Jersey's
Division of Gaming  Enforcement,  a position he took in 1994.  Mr. Catania was a managing  partner at the law offices of Catania & Harrington  up until that time and was engaged in all  aspects of civil and  criminal  litigation,  real estate transactions,  and corporate  representation.  He was also elected and served as the  assemblyman  for New Jersey's 35th  Legislative  District from 1990 through
1994. Mr. Catania is currently a member of the  International  Masters of Gaming
Law  association  and was chairman of the  International  Association  of Gaming
Regulators from 1998 to 1999. He has a J.D. from Seton Hall University School of
Law and a B.A. from Rutgers  College.  Mr. Catania became a director in November
2005.

      RONALD J.  RADCLIFFE.  Ronald  J.  Radcliffe,  63,  joined us as our Chief
Financial  Officer in May 2005.  Mr.  Radcliffe was previously  Chief  Financial
Officer,  Treasurer  and Vice  President of the Rio Suites Hotel & Casino in Las
Vegas from  1996-2000,  where he negotiated  the sale of the company to Harrah's
Entertainment, Inc. He was also the lead company representative in the company's
$125 million  secondary  public offering,  negotiating a $300 million  revolving line of credit,  and a public offering of $125 million in subordinated  debt. In
2001, Mr. Radcliffe started a gaming  consultancy  business,  and in 2002 became
Chief  Financial  Officer,  Treasurer,  Vice  President  and  Principal of Siren
Gaming,  LLC, a management company for an Indian casino.  From 1993 to 1995, Mr.
Radcliffe was Chief  Financial  Officer,  Treasurer and Vice President of Mikohn
Gaming  Corporation,  Las  Vegas,  NV.  Prior  to this,  he was  Vice  Chairman,
President,  Chief  Operating  Officer  and Chief  Financial  Officer  for Sahara
Resorts,  Las Vegas,  NV. Mr. Radcliffe is a licensed C.P.A. and received a B.S.
in business administration in 1968 from the University of Nevada.

      THOMAS W. ARO.  Thomas W. Aro,  63, is our Chief  Operating  Officer and
was a member of our Board of Directors  from 1994  through July 2003.  Mr. Aro was also our  Executive  Vice  President  since our  formation in 1993 through
November 11, 2003 and served as our  Secretary  from 1998 until May 2004.  Mr.
Aro also serves as our Chief Operating Officer of our gaming  subsidiaries and has over 30 years  experience in the  hospitality and gaming  industries.  Mr.
Aro received a B.S. from the University of Arizona and is a licensed C.P.A.

      HILDA MANUEL.  Hilda A. Manuel,  55, joined us in March 2005 as our Senior
Vice President for Native American  Affairs and Chief Compliance  Officer.  From
February 2003 through December 2004, Ms. Manuel served as deputy general counsel for the Gila River Indian Community,  where she supervised general employees and attorneys  with  respect to civil and  criminal  matters.  From May 2000 through
March 2002,  Ms. Manuel  served as special  counsel to the law firm of Steptoe &
Johnson,  LLP,  where she oversaw  business  development  with Indian tribes and
Indian organizations,  along with supervising the management of cases for Indian clients.  From October 1994 through April 2000,  Ms. Manuel served as the Deputy
Commissioner  of the BIA for the U.S.  Department  of the  Interior.  As  Deputy
Commissioner,  Ms. Manuel was responsible for the overall management of the BIA, including the maintenance of government-to-government  relationships with Indian tribes,  protecting  trust resources and the trust assets of Indian tribes,  the fiscal  administration and expenditure of $2.8 billion in appropriated funds and the  supervision  of 12  regional  offices,  83  tribe-agencies  and over 13,000 employees.  From  February  1992 through May 1994,  Ms.  Manuel  served as Staff
Director  for the  Indian  Gaming  Management  Office of the BIA,  where she was responsible  for  implementing  the  responsibilities  of the  Secretary  of the
Interior under the Indian Gaming  Regulatory Act of 1988, along with supervising acts related to the approval of Class III gaming tribal-state  compacts,  fee to trust land acquisitions for gaming purposes, revenue allocation plans, including per capita  distributions  of gaming  revenues,  and the  development  of policy guidelines  and  directives on gaming related issues within the authority of the
Secretary of the Interior.  Finally,  from May 1991 through  February  1992, Ms.
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
Executive officers, directors and greater than ten percent beneficial owners are required by Securities  and Exchange  Commission  regulations to furnish us with copies of all Section  16(a) forms they file.  Based upon a review of the copies of such forms  furnished to us and written  representations  from our  executive officers and directors,  we believe that during the year ended December 31, 2006 there were no delinquent  filers except as follows:  Ralph J. Bernstein  filed a late Form 4 for a transaction that occurred on March 8, 2006 (one  transaction);
John Sharpe filed a late Form 4 for one  transaction  that  occurred on March 8,
2006 (one transaction); Frank Catania filed a late Form 4 for a transaction that occurred on March 8, 2006 (one  transaction);  Hilda  Manuel filed a late Form 4 for a transaction that occurred on August 10, 2006 (one transaction);  Ronald J.
Radcliffe filed a late Form 4 for a transaction that occurred on August 10, 2006
(one transaction); and Paul A. deBary filed a late Form 4 for a transaction that occurred on August 10, 2006 (one transaction).

Item 11.    EXECUTIVE COMPENSATION.

      The  information  required  by  this  Item  11  will  be in the  Company's definitive  proxy  materials  to be  filed  with  the  Securities  and  Exchange
Commission  and is  incorporated  in this  Annual  Report  on Form  10-K by this reference.

Item 12.    SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The following table sets forth information concerning beneficial ownership of our capital  stock  outstanding  at March 9, 2007 by (i) each  director as of
March 9, 2007;  (ii) each executive  officer of the Company as of March 9, 2007,
(iii)  each  stockholder  known to be the  beneficial  owner of more  than  five percent  of any  class  of the  Company's  voting  securities  and  (iv)  by all directors and executive officers of the Company, as a group.

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

                                                                       Series B Preferred
Name and Address of                        Common Stock                Stock Beneficially          Series E Preferred Stock
Beneficial Owner(1)                     Beneficially Owned                    Owned                   Beneficially Owned
-------------------------------    -------------- --------------    ------------ -------------    ------------- -------------
                                      Shares       Percentage         Shares      Percentage         Shares      Percentage
                                      ------       ----------         ------      ----------         ------      ----------
Thomas W. Aro                        107,700(2)         *               --            --               --            --

Paul A. deBary                       223,508(3)         *               --            --               --            --

John Sharpe                          157,000(4)         *               --            --               --            --

David P. Hanlon                      933,876(5)        3.09%            --            --               --            --

Joseph E. Bernstein                2,086,143(6)        7.08%            --            --               --            --

Ralph J. Bernstein                 2,276,243(7)        7.72%            --            --               --            --

Robert H. Friedman                    35,000(8)         *               --            --               --            --

Frank Catania                         35,000(9)         *               --            --               --            --

Ronald J. Radcliffe                   89,000(10)        *               --            --               --            --

Hilda Manuel                          49,500(11)        *               --            --               --            --

Concord Associates, L.P.           3,500,000(12)      11.89%            --            --               --            --
c/o Cappelli Enterprises, Inc.
115 Stevens Avenue
Valhalla, NY 10595
Attention: Louis R. Cappelli

Wells Fargo & Company              1,608,845(13)       5.47%            --            --               --            --
420 Montgomery Street
San Francisco, CA 94104

Directors and Officers as a        5,992,970          19.44%            --            --               --            --
Group

Patricia Cohen                          --             --              44,258       100%               --            --
8306 Tibet Butler Drive
Windmere, FL 34786

Bryanston Group, Inc.                   --             --               --            --          1,551,213     89.6%
2424 Route 52
Hopewell Junction, NY 12533

Stanley Tollman                         --             --               --            --          152,817       8.8%
c/o Bryanston Group, Inc.
2424 Route 52
Hopewell Junction, NY 12533

---------------
* less than 1%

(1)   Unless otherwise indicated, the address of each stockholder, director, and executive  officer  listed above is Empire  Resorts,  Inc., c/o Monticello
      Raceway, Route 17B, P.O. Box 5013, Monticello, New York, 12701.

(2)   Includes  4,200 shares of common stock owned directly by Thomas W. Aro and options  that are  currently  exercisable  into  103,500  shares of common stock.  Does not  include  options  that will be  exercisable  into 10,000 shares of common stock on December 16, 2007 and into an additional  10,000 shares of common stock on December 16, 2008.

(3)   Includes  155,913  shares of common  stock owned  directly by Paul deBary,
      12,595 shares of common stock held in an individual retirement account for
      Mr.  deBary's  benefit and options  that are  currently  exercisable  into
      55,000 shares of common stock.

(4)   Includes  2,000 shares of common  stock owned  directly by John Sharpe and options  that are  currently  exercisable  into  155,000  shares of common stock.

(5)   Consists  of  172,276  shares of  restricted  stock and  options  that are currently  exercisable  into  761,600  shares  of common  stock.  Does not include 88,747 shares of restricted  stock which vest on May 23, 2007, and options that will be exercisable into 354,991 shares of common stock which become exercisable on May 23, 2007.

(6)   Includes  2,031,143 shares of common stock owned directly by Mr. Bernstein and options that are  currently  exercisable  into 55,000 shares of common stock.

(7)   Includes  2,221,243  shares of common  stock  owned  directly  by Ralph J.
      Bernstein and options that are currently exercisable into 55,000 shares of common stock.

(8)   Consists of options that are  currently  exercisable  into 35,000 shares of common stock.

(9)   Consists of options that are  currently  exercisable  into 35,000 shares of common stock.

(10)  Consists of options that are currently  exercisable  into 89,000 shares of common  stock.  Does not include  options  that will be  exercisable  into
      51,000  shares of common  stock on May 23, 2007,  20,000  shares of common stock on August 10, 2007 and into 20,000  shares of common stock on August
      10, 2008.

(11)  Consists of options that are currently  exercisable  into 49,500 shares of common  stock.  Does not include  options  that will be  exercisable  into
      16,666  shares of common  stock on August 10,  2007,  into 2,833 shares of common stock on December 16, 2007,  into 16,668  shares of common stock on
      August 10, 2008 and into an  additional  2,834  shares of common  stock on
      December 16, 2008.

(12)  Includes  2,500,000  shares of common  stock  owned  directly  by  Concord
      Associates Limited Partnership and options that are currently  exercisable into 1,000,000 shares of common stock.

(13)  According  to a  Schedule  13G  filed by Wells  Fargo &  Company  filed on
      February 2, 2007,  it and Wells  Capital  Management  Incorporated,  Wells
      Fargo Funds  Management,  LLC and Wells Fargo Bank,  National  Association
      have sole  dispositive  power and sole  voting  power with  respect to the
      1,608,845 shares.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

      Our  principal  accountant  for the audit and  review  of our  annual  and quarterly financial statements, respectively, during each of the past two fiscal years was Friedman LLP.  Moreover,  the  following  table shows the fees paid or accrued by us to Friedman LLP during this period.

Type of Service               2006           2005
---------------             --------       --------
Audit Fees (1)              $607,322       $418,194
Audit-Related Fees (2)        23,590         83,486
Tax Fees (3)                  39,277         77,068
All Other Fees (4)              --             --
                            --------       --------
   TOTAL                    $670,189       $578,748

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

                                     PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

               Schedule II - Valuation and Qualifying Accounts

                     Empire Resorts, Inc and Subsidiaries
                      Valuation and Qualifying Accounts
                        December 31, 2006, 2005 and 2004
                                 (in thousands)

                                                                   Addition
                                                   Balance at     charged to        Other
                                                  beginning of     costs and      additions         Less       Balance at
Description                                           year         expenses      (deductions)    deductions    end of year
-----------                                       ------------    ----------     ------------    ----------    -----------
YEAR ENDED DECEMBER 31, 2006
Allowance for advances to Litigation Trust          $ 1,010        $   505          $  --            $--        $ 1,515
Deferred tax asset valuation allowance              $46,056        $  --              5,228          $--         51,284
YEAR ENDED DECEMBER 31, 2005
Allowance for advances to Litigation Trust          $   505        $   505          $  --            $--        $ 1,010
Deferred tax asset valuation allowance              $37,678        $  --            $ 8,378          $--        $46,056
YEAR ENDED DECEMBER 31, 2004
Allowance for advances to Litigation Trust          $  --          $   505          $  --            $--        $   505
Deferred tax asset valuation allowance              $26,800        $  --            $10,878          $--        $37,678

EXHIBITS

  2.1     Agreement  and Plan of Merger and  Contribution,  dated as of March 3,
          2005, by and among Empire  Resorts,  Inc.,  Empire  Resorts  Holdings,
          Inc.,   Empire  Resorts  Sub,   Inc.,   Concord   Associates   Limited
          Partnership,  and Sullivan  Resorts,  LLC (filed  without  exhibits or schedules, all of which are available upon request, without cost) (12)

  3.1     Certificate of Incorporation, dated March 19, 1993. (4)

  3.2     Certificate of Amendment of Certificate of Incorporation, dated August
          15, 1993. (4)

  3.3     Certificate  of  Amendment  of  Certificate  of  Incorporation,  dated
          December 18, 1996. (4)

  3.4     Certificate  of  Amendment  of  Certificate  of  Incorporation,  dated
          September 22, 1999. (4)

  3.5     Certificate of Amendment of the  Certificate of  Incorporation,  dated
          June 13, 2001. (4)

  3.6     Certificate of Amendment to the  Certificate of  Incorporation,  dated
          May 15, 2003. (4)

  3.7     Certificate of Amendment to the Certificate of Incorporation,  January
          12, 2004. (4)

  3.8     Second Amended and Restated By-Laws, as of Feb. 12, 2002. (4)

  3.9     Amendment  No. 1 to the Second  Amended and  Restated  By-Laws,  dated
          November 11, 2003. (4)

  4.1     Form of Common Stock Certificate. (2)

  4.2     Certificate  of  Designations,  Preferences  and  Rights  of  Series B
          Preferred Stock dated July 31, 1996. (4)

  4.3     Certificate of Designation  setting forth the Preferences,  Rights and
          Limitations of Series B Preferred Stock and Series C Preferred  Stock,
          dated May 29, 1998. (4)

  4.4     Certificate of Amendment to the  Certificate  of  Designation  setting forth the  Preferences,  Rights and  Limitations of Series B Preferred
          Stock and Series C Preferred Stock, dated June 13, 2001. (4)

  4.5     Certificate of Designations setting forth the Preferences,  Rights and
          Limitations of Series D Preferred Stock, dated February 7, 2000. (11)

  4.6     Certificate of the Designations, Powers, Preferences and Rights of the
          Series E Preferred Stock, dated December 10, 2002. (4)

  4.7     Certificate of Amendment of Certificate of the  Designations,  Powers,
          Preferences  and  Other  Rights  and  Qualifications  of the  Series E
          Preferred Stock, dated January 12, 2004. (4)

  4.8     Indenture  dated as of July 26, 2004 among Empire  Resorts,  Inc., The
          Bank of New York and the Guarantors named therein. (8)

 10.1     1998 Stock Option Plan. (3)

 10.2     2004 Stock Option Plan. (5)

 10.3     2005 Equity Incentive Plan. (15)

 10.4     Declaration  of Trust of the Catskill  Litigation  Trust,  dated as of
          January  12,  2004,  made  by  Catskill  Development,  L.L.C.,  Mohawk
          Management,  LLC, Monticello Raceway Development Company,  LLC, Empire
          Resorts, Inc., the trustees and Christiana Bank & Trust Company. (11)

 10.5     Line of credit dated January 12, 2004 between Empire Resorts,  Inc and
          Catskill Litigation Trust. (8)

 10.6     Promissory  Note  issued by Catskill  Litigation  Trust on January 12,
          2004 to Empire Resorts, Inc. for the Principal Sum of $10,000,000. (8)

 10.7     Securities  Purchase  Agreement,  dated as of January 26, 2004,  among
          Empire  Resorts,  Inc. and the purchasers  identified on the signature pages thereto. (4)

 10.8     Registration  Rights  Agreement,  dated as of January 26, 2004, by and among Empire Resorts, Inc. and the investors signatory thereto. (4)

 10.9     Five Year Warrant issued to Jefferies & Company,  Inc.,  dated January
          30, 2004,  to purchase  250,000  shares of Common Stock at an exercise price of $7.50 per share. (4)

 10.10    Registration  Rights  Agreement,  dated as of January 30, 2004, by and among Empire Resorts, Inc. and Jefferies & Company, Inc. (4)

 10.11    Security  Agreement  dated as of July 26, 2004 between Empire Resorts,
          Inc., The Bank of New York and the Guarantors named therein. (6)

 10.12    Pledge  Agreement dated as of July 26, 2004 Empire Resorts,  Inc., The
          Bank of New York and the Guarantors named therein. (6)

 10.13    Registration  Rights  Agreement  dated  as of  July  26,  2004  Empire
          Resorts,  Inc., the Guarantors  named therein and Jefferies & Company,
          Inc. (6)

 10.14    Option  Agreement,  dated  November  12,  2004,  by and  among  Empire
          Resorts, Inc. and Concord Associates Limited Partnership. (9)

 10.15    Loan  Agreement,  dated as of January 11,  2005,  by and among  Empire
          Resorts, Inc., Monticello Raceway Management,  Inc., Alpha Monticello,
          Inc., Alpha Casino Management Inc., Mohawk Management, LLC, Monticello
          Raceway Development Company, LLC and Monticello Casino Management, LLC
          and Bank of Scotland, as lender and as agent. (10)

 10.16    Security  Agreement,  dated as of January 11, 2005, by Empire Resorts,
          Inc.,  Monticello Raceway  Management,  Inc., Alpha Monticello,  Inc.,
          Alpha Casino  Management  Inc.,  Mohawk  Management,  LLC,  Monticello
          Raceway  Development  Company,  LLC and Monticello Casino  Management,
          LLC, in favor of Bank of Scotland. (10)

 10.17    Pledge  Agreement,  dated as of January 11, 2005,  by Empire  Resorts,
          Inc., Alpha Monticello, Inc. and Alpha Casino Management Inc. in favor of Bank of Scotland. (10)

 10.18    Mortgage,  Security  Agreement,  Assignment  of Leases and Rents,  and
          Fixture  Filing,  dated as of January 11, 2005, by Monticello  Raceway
          Management, Inc., a New York corporation to Bank of Scotland. (10)

 10.19    Promissory Note issued by Empire Resorts,  Inc. on January 11, 2005 to
          Bank of Scotland for the Principal Sum of $10,000,000. (10)

 10.20    Intercreditor  Agreement,  dated as of January 11, 2005,  by and among
          Bank  of  Scotland,  The  Bank  of New  York,  Empire  Resorts,  Inc.,
          Monticello  Raceway  Management,  Inc., Alpha Monticello,  Inc., Alpha
          Casino Management Inc., Mohawk  Management,  LLC,  Monticello  Raceway
          Development Company, LLC and Monticello Casino Management, LLC. (10)

 10.21    Amendment No. 1 to Option  Agreement,  dated November 12, 2004, by and among Empire Resorts, Inc. and Concord Associates Limited Partnership,
          dated as of March 3. 2005. (12)

 10.22    Employment  Agreement dated as of May 23, 2005 between Empire Resorts,
          Inc. and David P. Hanlon (filed without exhibits or schedules,  all of which are available upon request, without cost). (13)

 10.23    Employment  Agreement dated as of May 23, 2005 between Empire Resorts,
          Inc. and Ronald J. Radcliffe. (13)

 10.24    Amendment by and among Empire  Resorts,  Inc.,  certain of its current and former  affiliates,  the Cayuga  Nation of New York and the Cayuga
          Catskill Gaming Authority, dated June 29, 2005. (14)

 10.25    Agreement,  dated July 22, 2005, between Empire Resorts,  Inc., Cayuga
          Nation of New York and Cayuga Catskill Gaming Authority. (16)

 10.26    Agreement,  dated August 1, 2005, between Empire Resorts, Inc. and St.
          Regis Mohawk Tribe. (16)

 10.27    Restated Amendment No. 2 to Loan Agreement,  dated January 11, 2005 by and among Empire Resorts, Inc., the guarantors listed on the signature page thereto and Bank of Scotland, dated as of November 30, 2005. (17)

 10.28    Amendment  by and  among  Empire  Resorts,  Inc.,  Monticello  Raceway
          Management,  Inc.,  the  Cayuga  Nation  of New  York  and the  Cayuga
          Catskill Gaming Authority, dated December 19, 2005. (18)

 10.29    Agreement  by and  among  Empire  Resorts,  Inc.,  Concord  Associates
          Limited Partnership and Sullivan Resorts LLC, dated December 30, 2005.
          (19)

 10.30    Second Amended and Restated  Gaming Facility  Management  Agreement by
          and  among  the St.  Regis  Mohawk  Tribe,  St.  Regis  Mohawk  Gaming
          Authority  and  Monticello  Casino  Management,  L.L.C.,  dated  as of
          December 1, 2005. (20)

 10.31    Second  Amended  and  Restated  Gaming  Development  and  Construction
          Agreement by and among the St. Regis  Mohawk  Tribe,  St. Regis Mohawk
          Gaming Authority and Monticello Raceway Development  Company,  L.L.C.,
          dated as of December 1, 2005. (20)

 10.32    Second Amended and Restated Land Purchase Agreement by and between St.
          Regis Mohawk Gaming Authority and Monticello Raceway Management, Inc.,
          dated as of December 1, 2005. (20)

 10.33    Second Amended and Restated Shared Facilities Agreement by and between
          St. Regis Mohawk Gaming Authority and Monticello  Raceway  Management,
          Inc., dated as of December 1, 2005. (20)

 10.34    Mortgage,  Security  Agreement,  Assignment  of Leases and Rents,  and
          Fixture  Filing,  dated as of March 22, 2006,  by  Monticello  Raceway
          Management,  Inc.,  a New  York  corporation  to the  Bank of New York
          (filed without exhibits or schedules,  all of which are available upon request, without cost). (21)

 10.35    Amendment No. 3 to Option  Agreement,  dated November 12, 2004, by and among Empire Resorts, Inc. and Concord Associates Limited Partnership,
          dated as of December 28, 2006. (22)

 14.1     Code of Ethics. (4)

 21.1     List of Subsidiaries. (1)

 23.1     Consent of Independent Registered Public Accounting Firm. (1)

 31.1     Section 302 Certification of Principal Executive Officer. (1)

 31.2     Section 302 Certification of Principal Financial Officer. (1)

 32.1     Section 906 Certification of Principal Executive Officer. (1)

 32.2     Section 906 Certification of Principal Financial Officer. (1)

 99.1     Letter from James R. Cason of the Department of the Interior's  Bureau
          of Indian  Affairs,  dated  December 21, 2006, to the St. Regis Mohawk
          Tribe. (1)

-------------
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

(4)   Incorporated  by reference to Empire  Resorts,  Inc.'s Form 10-KSB for the year ended December 31, 2003.

(5)   Incorporated  by  reference to Empire  Resorts,  Inc.'s  Definitive  Proxy
      Statement  on  Schedule  14A,  filed  with  the  Securities  and  Exchange
      Commission on April 28, 2004.

(6)   Incorporated by reference to Empire Resorts,  Inc.'s  Quarterly  Report on
      Form 10-QSB for the quarter ended June 30, 2004.

(7)   Incorporated by reference to Empire Resorts,  Inc.'s  Quarterly  Report on
      Form 10-QSB for the quarter ended September 30, 2004.

(8)   Incorporated by reference to Empire Resorts, Inc.'s Current Report on Form
      8-K,  filed with the  Securities  and Exchange  Commission on November 18,
      2004.

(9)   Incorporated by reference to Empire Resorts, Inc.'s Current Report on Form
      8-K, filed with the Securities and Exchange Commission on January 3, 2005.

(10)  Incorporated by reference to Empire Resorts, Inc.'s Current Report on Form
      8-K,  filed with the  Securities  and Exchange  Commission  on January 14,
      2005.

(11)  Incorporated  by reference to Empire  Resorts,  Inc.'s Form 10-KSB for the year ended December 31, 2004.

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

(19)  Incorporated by reference to Empire Resorts, Inc.'s Current Report on Form
      8-K, filed with the Securities and Exchange Commission on January 4, 2006.

(20)  Incorporated by reference to Empire Resorts, Inc.'s Current Report on Form
      8-K, filed with the Securities and Exchange Commission on March 20, 2006.

(21)  Incorporated by reference to Empire Resorts, Inc.'s Form 10-K for the year ended December 31, 2005.

(22)  Incorporated by reference to Empire Resorts, Inc.'s Current Report on Form
      8-K, filed with the Securities and Exchange Commission on January 3, 2007.

                                   SIGNATURES

      Pursuant  to the  requirements  of Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         EMPIRES RESORTS, INC.

                                         By: /s/ David P. Hanlon
                                             -----------------------------------
                                             Name:  David P. Hanlon
                                             Title: Chief Executive Officer
                                             Date:  March  14, 2007

      Pursuant to the requirements of the Securities  Exchange Act of 1934, this report  has  been  signed  below  by the  following  persons  on  behalf  of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                      Date
---------                           -----                                      ----

                                    Chief Executive Officer, President and
/s/ David P. Hanlon                 Director (Principal Executive Officer)     March 14, 2007
---------------------------------
David P. Hanlon

                                    Chief Financial Officer (Principal
/s/ Ronald J. Radcliffe             Accounting and Financial Officer)          March 14, 2007
---------------------------------
Ronald J. Radcliffe

/s/ John Sharpe                     Chairman of the Board and Director         March 14, 2007
---------------------------------
John Sharpe

/s/ Paul A. deBary                  Director                                   March 14, 2007
---------------------------------
Paul A. deBary

/s/ Joseph E. Bernstein             Director                                   March 14, 2007
---------------------------------
Joseph E. Bernstein

/s/ Ralph J. Bernstein              Director                                   March 14, 2007
---------------------------------
Ralph J. Bernstein

/s/ Robert H. Friedman              Director                                   March 14, 2007
---------------------------------
Robert H. Friedman

/s/ Frank Catania                   Director                                   March 14, 2007
---------------------------------
Frank Catania

