Form 10-Q
period 2007-03-31
EMPIRE RESORTS INC
filed 2007-05-04
CIK 906780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM              TO
                                     ------------    ------------

                         COMMISSION FILE NUMBER 1-12522

                              EMPIRE RESORTS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                      DELAWARE                            13-3714474
            (State or Other Jurisdiction of            (I.R.S. Employer
            Incorporation or Organization)            Identification No.)

          701 N. GREEN VALLEY PARKWAY, SUITE 200, HENDERSON, NV  89074
               (Address of Principal Executive Offices)        (Zip Code)

                                 (702) 990-3355
              (Registrant's Telephone Number, Including Area Code)

        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  |X| Yes  |_| No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer |_|   Accelerated Filer |X|   Non-Accelerated Filer |_|

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes |_|  No |X|

The number of shares outstanding of the issuer's common stock, as of May 3,
2007 was 29,488,886.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

                                      INDEX

PART I     FINANCIAL INFORMATION                                        PAGE NO.
------     ---------------------                                        --------

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2007
             (Unaudited) and December 31, 2006...............................1

         Condensed Consolidated Statements of Operations (Unaudited)
             for the three months ended March 31, 2007 and 2006..............2

         Condensed Consolidated Statements of Cash Flows (Unaudited)
             for the three months ended March 31, 2007 and 2006............3 - 4

         Notes to Condensed Consolidated Financial Statements (Unaudited)....5

ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................23

ITEM 3.  Quantitative and Qualitative Disclosures about Market
             Risk...........................................................31

ITEM 4.  Controls and Procedures............................................31

PART II  OTHER INFORMATION

ITEM 6.  Exhibits...........................................................32

         Signatures.........................................................33

                                       i

                          PART I--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                       March 31,
                                                         2007       December 31,
                                                      (Unaudited)       2006
                                                     -------------  ------------

   ASSETS
Current assets:
   Cash and cash equivalents                            $ 20,704     $  9,471
   Restricted cash                                         1,972        1,747
   Accounts receivable                                     3,745        5,253
   Prepaid expenses and other current assets               2,242        1,545
                                                        --------     --------

            Total current assets                          28,663       18,016
Property and equipment, net                               31,490       31,703
Deferred financing costs, net of accumulated
   amortization of $1,534 in 2007 and $1,364 in 2006       2,946        3,116
Deferred development costs                                 8,238        7,729
                                                        --------     --------

TOTAL ASSETS                                            $ 71,337     $ 60,564
                                                        ========     ========

   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Revolving credit facility                            $  7,617     $  7,617
   Accounts payable                                        2,775        3,734
   Accrued expenses and other current liabilities          6,179        9,936
                                                        --------     --------

            Total current liabilities                     16,571       21,287

Senior convertible notes                                  65,000       65,000
                                                        --------     --------

Total liabilities                                         81,571       86,287
                                                        --------     --------

Commitments and contingencies                               --           --

Stockholders' deficit:
   Preferred stock, 5,000 shares authorized;
      $0.01 par value -
         Series B, 44 shares issued and outstanding         --           --
         Series E, $10.00 redemption value, 1,731
            shares issued and outstanding                  6,855        6,855
   Common stock, $0.01 par value, 75,000 shares
      authorized, 29,471 and 29,428 shares issued
      and outstanding in 2007 and 2006,
      respectively                                           295          294
   Amount due from exercise of option                       --        (18,750)
   Additional paid in capital                             50,292       49,113
   Accumulated deficit                                   (67,676)     (63,235)
                                                        --------     --------

            Total stockholders' deficit                  (10,234)     (25,723)
                                                        --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $ 71,337     $ 60,564
                                                        ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT FOR PER SHARE DATA) (UNAUDITED)

                                                             Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                              2007       2006
                                                           ---------- ----------
  REVENUES:
Racing                                                     $  2,401    $  4,630
Gaming                                                       15,117      17,300
Food, beverage and other                                      1,447       1,276
                                                           --------    --------
GROSS REVENUES                                               18,965      23,206
Less: Promotional allowances                                   (550)       (545)
                                                           --------    --------
  NET REVENUES                                               18,415      22,661
                                                           --------    --------

  COSTS AND EXPENSES:
Racing                                                        2,065       3,109
Gaming                                                       13,964      15,558
Food, beverage and other                                        553         508
Selling, general and administrative *                         4,132       3,382
Depreciation                                                    291         284
                                                           --------    --------

  TOTAL COSTS AND EXPENSES                                   21,005      22,841
                                                           --------    --------

LOSS FROM OPERATIONS                                         (2,590)       (180)

Amortization of deferred financing costs                        170         146
Interest expense                                              1,491       1,470
                                                           --------    --------

NET LOSS                                                     (4,251)     (1,796)
Cumulative undeclared dividends on preferred stock              388         388
                                                           --------    --------

NET LOSS APPLICABLE TO COMMON SHARES                        $(4,639)    $(2,184)
                                                           ========    ========

Weight average common shares outstanding, basic and
diluted                                                      29,437      26,324
                                                           ========    ========

Loss per common share, basic and diluted                   $  (0.16)   $  (0.08)
                                                           ========    ========

  * Includes stock-based compensation of                   $    925    $  1,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED) (IN THOUSANDS)

                                                             Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                              2007       2006
                                                           ---------- ----------
         CASH FLOWS FROM OPERATING ACTIVITIES
Net loss
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:                $ (4,251)   $ (1,796)
   Depreciation                                                 291         284
   Amortization of deferred financing costs                     170         146
   Allowance for doubtful accounts - Advances to
   Litigation Trust                                             250        --
   Stock-based compensation                                     925       1,241
Changes in operating assets and liabilities:
      Restricted cash (VGM Marketing Account)                  (179)      2,079
      Accounts receivable                                     1,508      (1,198)
      Prepaid expenses and other current assets                (698)         46
      Accounts payable                                         (767)       (184)
      Accrued expenses and other current liabilities         (3,756)        362
                                                           --------    --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (6,507)        980
                                                           --------    --------

         CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                             (78)        (36)
Advances to Litigation Trust                                   (250)       --
Restricted cash (Racing capital improvement)                    (40)         73
Deferred development costs                                     (701)       (385)
                                                           --------    --------
NET CASH USED IN INVESTING ACTIVITIES                        (1,069)       (348)
                                                           --------    --------

         CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from revolving credit facility                        --           141
Proceeds from exercise of stock options                      18,815          42
Restricted cash (related to revolving credit facility)           (6)         (4)
Deferred financing costs paid                                  --          (798)
                                                           --------    --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          18,809        (619)
                                                           --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    11,233          13

CASH AND CASH EQUIVALENTS, beginning of period                9,471       6,992
                                                           --------    --------
CASH AND CASH EQUIVALENTS, end of period                   $ 20,704    $  7,005
                                                           ========    ========

                                   (Continued)

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED) (IN THOUSANDS)

                                                             Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                              2007       2006
                                                           ---------- ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest during the period                   $  2,729    $  2,887
                                                           ========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Common stock issued in settlement of preferred stock       $    190    $     98
dividends
Non-cash additions to deferred development costs               --      $     70

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A. SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

BASIS FOR PRESENTATION

      The condensed consolidated financial statements and notes as of March 31,
2007 and for the three-month periods ended March 31, 2007 and 2006 are unaudited and include the accounts of Empire Resorts, Inc. and subsidiaries ("Empire" or
"the Company" or "we").

      We operate through three principal subsidiaries, Monticello Raceway
Management, Inc. ("Monticello Raceway Management"), Monticello Casino
Management, LLC ("Monticello Casino Management") and Monticello Raceway
Development Company, LLC ("Monticello Raceway Development"). Currently, only
Monticello Raceway Management has operations which generate revenue.

      The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December
31, 2006. The results of operations for the interim period should not be indicative of results to be expected for the full year.

LIQUIDITY

      We believe that we have access to sources of working capital that are sufficient to fund our operations for the twelve months ended March 31, 2008. We received $18.75 million in January 2007 as payment for 2.5 million shares of our common stock issued as a result of an option exercised on December 28, 2006 and we have approximately $2.4 million available from our revolving credit facility.
We believe that any significant capital requirements associated with our development projects can be met by additional debt or equity issues when needed.

NATURE OF BUSINESS

      During the past four years, we have concentrated on developing gaming operations in New York State. Through our subsidiaries, we intend to develop a gaming resort in Monticello, New York that includes harness horse racing, video gaming machines ("VGMs") and an Indian casino. We continue to explore other possible development projects.

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

      ST. REGIS MOHAWK RESORT DEVELOPMENT

      We had previously attempted to develop a casino with the St. Regis Mohawk
Tribe beginning in 1996. On April 6, 2000, the United States Department of the
Interior advised New York State Governor George Pataki that it had determined that the acquisition of 29 acres adjacent to Monticello Raceway would be in the best interest of the St. Regis Mohawk Tribe and would not be detrimental to the community. Such determinations required the concurrence of the Governor of New
York in order for the project to proceed. For a period of time thereafter, the
St. Regis Mohawk Tribe agreed to work exclusively with Park Place Entertainment
Corporation (now part of Harrah's Entertainment, Inc.), which proposed to develop a casino for the St. Regis Mohawk Tribe at the nearby Kutsher's Sporting
Academy. However, by Summer 2005, the needed approvals for a casino at Kutsher's
Sporting Academy had not materialized, and we and the St. Regis Mohawk Tribe's leaders discussed the possibility of moving forward with the previously obtained approvals for the casino project at Monticello Raceway.

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
Regis Mohawk Tribe will approve the Gaming Facility Management Agreement.

      Under the currently proposed form of the Gaming Facility Management
Agreement, the Authority will retain us to manage all casino style gaming activities, other than horserace wagering and Class II gaming that may be conducted on the land for seven years commencing upon the NIGC's approval of the agreement. We would also be retained to manage all lawful commercial activities on the land related to gaming such as automatic teller machines, food service, lodging and retail. At the same time, we have agreed to assist the Authority to obtain financing for the gaming enterprise and all related commercial activities. In exchange for these services, we are entitled to receive a management fee equal to 30% of the net revenues derived from the operations we manage.

      Under the currently proposed form of the Gaming Facility Management
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

      While the terms of the currently proposed Gaming Facility Management
Agreement provide us with wide discretion as to the day-to-day management of the gaming facilities, all major decisions or expenditures must first be approved by a management business board to be comprised of four persons, two of whom are to be appointed by the Authority and the other two of whom are to be appointed by
us.

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

      We also entered into a gaming facility development and construction agreement with the Authority and the St. Regis Mohawk Tribe (the "Gaming
Facility Development and Construction Agreement"), pursuant to which we were granted the exclusive right to design, engineer, construct, furnish and develop a Class III Indian casino resort with the St. Regis Mohawk Tribe, and we agreed to help arrange financing of the project. In exchange for these services, the
Authority agreed to pay us a development fee equal to 5% of the first $505 million of the project's hard cost of construction , payable monthly as such costs are incurred. However, the Authority is entitled to retain 10% of such development fees until the project is 50% completed and then 5% until the project is completed. On the completion date, the Authority is required to pay us these retained fees.

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

      After notification from the St. Regis Mohawk Tribe, the BIA recommenced the review process for the acquisition of the 29 acres adjacent to the Raceway by the St. Regis Mohawk Tribe. On April 13, 2006 the St. Regis Mohawk Tribe was
notified that the BIA had completed its review of the Environmental Assessment
("EA") for a proposed transfer of land into trust for a casino at the Monticello
Raceway site. The review identified certain additional areas to address and the
St. Regis Mohawk Tribe completed the filing of the responses to those items on
July 5, 2006. Following this filing, the review of the EA by the BIA was completed on September 12, 2006 and the document was made available for public review and comment on that date. The St. Regis Mohawk Tribe provided the BIA responses to all of the comments received during the comment period.

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
Department of the Interior, Dirk Kempthorne, in his official capacity as
Secretary of the Interior, James E. Cason, in his official capacity as Associate
Deputy Secretary of the Interior and Acting Assistant Secretary of the Interior
for Indian Affairs and BIA. The claim alleges that the BIA violated the National
Environmental Policy Act ("NEPA") and the Administrative Procedure Act by
issuing a Finding of No Significant Impact without requiring an environmental impact statement ("EIS") under NEPA. The plaintiffs are seeking an order requiring the preparation of an EIS prior to the Department of the Interior's granting final approvals for the proposed St. Regis Mohawk Casino at Monticello
Raceway and prior to the Department of the Interior's causing the transfer of the subject land into federal trust.

      On April 20, 2007, we and the St. Regis Mohawk Tribe filed a joint stipulation pursuant to which we were both granted full rights as equal parties to the federal government to assist in defense of the environmental review for the St. Regis Mohawk Casino at Monticello Raceway.

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

      We currently have a point loyalty program ("Player's Club") for our VGM customers which allows them to earn points based on the volume of their VGM activity. The estimated redemption value of points earned by customers is recorded as an expense in the period the points are earned. We estimate the amount of points which will be redeemed and record the estimated redemption value of those points as a reduction from revenue in promotional allowances. The factors included in this estimation process include an overall redemption rate, the cost of awards to be offered and the mix of cash, goods and services for which the points will be redeemed. We use historical data to estimate these amounts. The liability recorded for unredeemed points was approximately $195,000 and $202,000 at March 31, 2007 and December 31, 2006, respectively.

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
Periodically during the year, Monticello Raceway Management petitions the Racing and Wagering Board to certify that the noted expenditures are eligible for reimbursement from the capital improvement fund. The balances in this account were approximately $279,000 and $239,000 at March 31, 2007 and December 31,
2006, respectively.

      In April 2005, the New York law governing VGM operations was modified to provide an increase in the revenues retained by the VGM operator. A portion of that increase was designated as a reimbursement of marketing expenses incurred by the VGM operator. The amount of revenues directed toward this reimbursement is deposited in a bank account under the control of the New York State Lottery and the VGM operator. The funds are transferred from this account to the operator upon the approval by the Lottery officials of the reimbursement requests submitted by the operator. The balances in this account were approximately $1,255,000 and $1,076,000 at March 31, 2007 and December 31, 2006,
respectively.

      In connection with our revolving credit agreement, we agreed to maintain a restricted reserve bank account with the lending institution. The balances in this account were approximately $438,000 and $432,000 at March 31, 2007 and
December 31, 2006, respectively.

      ACCOUNTS RECEIVABLE. Accounts receivable are reported at the amount outstanding. Management expects to collect the entire amount and, accordingly, determined that no allowance is required at March 31, 2007 or December 31, 2006.
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

                                               Estimated
                                                 Useful
            Assets                               Lives
            ------                             ----------
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

      LOSS PER COMMON SHARE. We compute basic loss per share by dividing loss applicable to common shares by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Since the effect of outstanding options and warrants is anti-dilutive with respect to losses, they have been excluded from our computation of loss per common share. Therefore, basic and diluted losses per common share for the three months ended March 31,
2007 and 2006 were the same.

      The following table shows the approximate number of securities outstanding at March 31, 2007 and 2006 that could potentially dilute basic income per share in the future but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

                                                        Outstanding at March 31,
                                                        ------------------------
                                                            2007       2006
                                                        ----------- ------------
Options                                                   3,334,000  7,831,000
Warrants                                                    250,000    250,000
Shares to be issued upon conversion of convertible debt   5,175,000  5,175,000
Unvested restricted stock                                    89,000    175,000
                                                          --------- ----------
Total                                                     8,848,000 13,431,000
                                                          ========= ==========

      ADVERTISING. We expense the costs of general advertising, promotion and marketing programs at the time the costs are incurred. Advertising expense was approximately $289,000 and $233,000, respectively, for the three months ended
March 31, 2007 and 2006.

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

      STOCK-BASED COMPENSATION. On January 1, 2006, we adopted SFAS No. 123
(revised 2004) (SFAS No. 123(R)), "SHARE-BASED PAYMENT," to account for stock-based compensation. Among other items, SFAS No. 123(R) eliminates the use of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock
Issued to Employees" and the intrinsic value method of accounting and requires companies to recognize in their financial statements the cost of services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Generally, the fair value approach in SFAS No.
123(R) is similar to the fair value approach described in SFAS No. 123.
Effective January 1, 2003, our Company has adopted SFAS No. 123 and used the
Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, has been or will be recognized in our financial statements over the remaining vesting period. For equity-based compensation awards granted or modified subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant or modification, has been or will be recognized in our consolidated financial statements over the vesting period. Our Company also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula.

      RECENT ACCOUNTING PRONOUNCEMENTS.

      In October 2006, the Financial Accounting Standards Board ("FASB") issued
FASB Staff Position ("FSP") No. Financial Accounting Standard ("FAS") 123(R)-5,
Amendment of FSP FAS 123(R)-1, ("FSP FAS123(R)-5") to address whether a change to an equity instrument in connection with an equity restructuring should be considered a modification for the purpose of applying FSP No. FAS 123(R)-1,
Classification and Measurement of Freestanding Financial Instruments Originally
Issued in Exchange for Employee Services under FAS Statement No 123(R) ("FSP
FAS123(R)-1"). FSP FAS 123(R)-1 states that financial instruments issued to employees in exchange for past or future services are subject to the provisions of SFAS 123(R) unless the terms of the award are modified when the holder is no longer an employee. In FSP FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R)-1 unless the fair value of the award increases, anti-dilution provisions are added, or holders of the same class of equity instruments are treated unequally. FSP FAS 123(R)-5 is effective for the first reporting period beginning after October 10, 2006. The adoption of FSP FAS 123(R)-5 did not have a material impact on the Company's condensed consolidated financial statements.

NOTE C. PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at March 31, 2007 and
December 31, 2006:

                                            (in thousands)
                                      -------------------------
                                       March 31,   December 31,
                                         2007          2006
                                      ----------- -------------

Land                                  $    770      $    770
Land improvements                        1,515         1,510
Buildings                                4,583         4,583
Building improvements                   24,513        24,513
Vehicles                                   140           140
Furniture, fixtures and equipment        3,022         2,949
                                      --------      --------
                                        34,543        34,465
Less - Accumulated depreciation         (3,053)       (2,762)
                                      --------      --------
                                      $ 31,490      $ 31,703
                                      ========      ========

      Depreciation expense was approximately $291,000 and $284,000, respectively, for the three months ending March 31, 2007 and 2006.

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

      The following tables reflect activity in the deferred development cost accounts for the three months ended March 31, 2007 and 2006.

                                                       Activity for Three
                                                   Months Ended March 31, 2007
                                          ----------------------------------------------
                                           Balance                              Balance
                                          January 1,                           March 31,
                                             2007      Additions  Impairment     2007
                                          ---------- ----------- ------------ ----------
                                                           (in thousands)
Advances to and payments on behalf
  of the St. Regis Mohawk Tribe:

Advances for operations of Tribal
Gaming Authority                            $  381      $  182      $ --        $  563
Legal fees and other professional
fees relating to casino resort
development                                  1,895         290        --         2,185
                                            ------      ------      ------      ------
                                             2,276         472        --         2,748
Costs specifically associated
with site at Raceway                         5,453          37        --         5,490
                                            ------      ------      ------      ------
Total development costs                     $7,729      $  509      $ --        $8,238
                                            ======      ======      ======      ======

                                                       Activity for Three
                                                   Months Ended March 31, 2006
                                          ----------------------------------------------
                                           Balance                              Balance
                                          January 1,                           March 31,
                                             2006      Additions  Impairment     2006
                                          ---------- ----------- ------------ ----------
                                                           (in thousands)
Advances to and payments on behalf
  of the St. Regis Mohawk Tribe:

Advances for operations of Tribal
Gaming Authority                            $   67      $   78      $ --        $  145
Legal fees and other professional
fees relating to casino resort
development                                    163         199        --           362
                                            ------      ------      ------      ------
                                               230         277        --           507
                                            ------      ------      ------      ------
Costs specifically associated
with site at Raceway                         5,328          37        --         5,365
                                            ------      ------      ------      ------

Total development costs                     $5,558      $  314      $ --        $5,872
                                            ======      ======      ======      ======

      In connection with our development project with the St. Regis Mohawk Tribe we have agreed to make payments to the tribe to support operations of the Tribal
Gaming Authority and will provide technical assistance, payment of professional and legal consultants and other support as we seek the necessary licenses and approvals to commence construction. Our payments to the St. Regis Mohawk Tribe are estimated to be approximately $500,000 per month for the remainder of 2007.

NOTE E. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities is comprised of the following at March 31, 2007 and December 31, 2006:

                                                          March 31, December 31,
                                                            2007        2006
                                                         ---------- ------------
                                                             (in thousands)
                                                         -----------------------

Liability for horseracing purses                           $3,154      $4,862
Accrued interest                                              930       2,167
Accrued payroll                                               441         710
Accrued other                                               1,654       2,197
                                                           ------      ------
   Total accrued expenses and other current liabilities    $6,179      $9,936
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

      We recognized interest expense associated with the notes of approximately
$1.3 million in each of the three-month periods ended March 31, 2007 and 2006.

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

      We recognized interest expense for the credit facility of approximately
$191,000 and $170,000, respectively, in the three months ended March 31, 2007 and 2006. At March 31, 2007 we were in compliance with the financial covenants contained in our agreement with the Bank of Scotland.

NOTE H. SUPPLEMENTAL GUARANTOR INFORMATION

      As discussed in Notes F and G, our obligations with respect to our Senior
Convertible Notes and Revolving Credit Facility are guaranteed by our operating subsidiaries.

                                                EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATING BALANCE SHEET
                                                           MARCH 31, 2007
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)

                                                                                                                       Consolidated
                                                        Empire          Guarantor     Non-Guarantor     Eliminating       Empire
                                                     Resorts, Inc.    Subsidiaries    Subsidiaries        Entries      Resorts, Inc.
                                                     -------------    ------------    -------------     -----------    -------------

ASSETS
Cash and cash equivalents                              $  17,007       $   3,697        $    --          $    --         $  20,704
Restricted cash                                              438           1,534             --               --             1,972
Accounts receivable                                         --             3,745             --               --             3,745
Prepaid expenses and other assets                          1,175           1,067             --               --             2,242
Investments in subsidiaries                                5,060            --               --             (5,060)           --
Inter-company accounts                                   144,617            --               --           (144,617)           --
Property and equipment, net                                    5          31,485             --               --            31,490
Deferred financing costs, net                              2,946            --               --               --             2,946
Deferred development costs                                   162           8,076             --               --             8,238
                                                       ---------       ---------        ---------        ---------       ---------

TOTAL ASSETS                                           $ 171,410       $  49,604        $    --          $(149,677)      $  71,337
                                                       =========       =========        =========        =========       =========

LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)

Revolving credit facility                              $   7,617       $    --          $    --          $    --         $   7,617
Accounts payable                                             851           1,924             --               --             2,775
Accrued expenses and other liabilities                     1,058           5,121             --               --             6,179
Inter-company accounts                                      --            51,035           93,582         (144,617)           --
Senior convertible notes                                  65,000            --               --               --            65,000
                                                       ---------       ---------        ---------        ---------       ---------
Total liabilities                                         74,526          58,080           93,582         (144,617)         81,571

Stockholders' equity (deficit)                            96,884          (8,476)         (93,582)          (5,060)        (10,234)
                                                       ---------       ---------        ---------        ---------       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                         $ 171,410       $  49,604        $    --          $(149,677)      $  71,337
                                                       =========       =========        =========        =========       =========

                                                EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATING BALANCE SHEET
                                                          DECEMBER 31, 2006
                                                           (IN THOUSANDS)

                                                                                                                       Consolidated
                                                        Empire          Guarantor     Non-Guarantor     Eliminating       Empire
                                                     Resorts, Inc.    Subsidiaries    Subsidiaries        Entries      Resorts, Inc.
                                                     -------------    ------------    -------------     -----------    -------------

ASSETS
Cash and cash equivalents                              $     383       $   9,088        $    --          $    --         $   9,471
Restricted cash                                              432           1,315             --               --             1,747
Accounts receivable                                         --             5,253             --               --             5,253
Prepaid expenses and other assets                            115           1,430             --               --             1,545
Investments in subsidiaries                                5,060            --               --             (5,060)           --
Inter-company accounts                                   146,977            --               --           (146,977)           --
Property and equipment, net                                    6          31,697             --               --            31,703
Deferred financing costs, net                              3,116            --               --               --             3,116
Deferred development costs                                   125           7,604             --               --             7,729
                                                       ---------       ---------        ---------        ---------       ---------
TOTAL ASSETS                                           $ 156,214       $  56,387        $    --          $(152,037)      $  60,564
                                                       =========       =========        =========        =========       =========

LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)

Revolving credit facility                              $   7,617       $    --          $    --          $    --         $   7,617
Accounts payable                                           1,136           2,598             --               --             3,734
Accrued expenses and other liabilities                     2,313           7,623             --               --             9,936
Inter-company accounts                                      --            53,395           93,582         (146,977)           --
Senior convertible notes                                  65,000            --               --               --            65,000
                                                       ---------       ---------        ---------        ---------       ---------
Total liabilities                                         76,066          63,616           93,582         (146,977)         86,287

Stockholders' equity (deficit)                            80,148          (7,229)         (93,582)          (5,060)        (25,723)
                                                       ---------       ---------        ---------        ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                       $ 156,214       $  56,387        $    --          $(152,037)      $  60,564
                                                       =========       =========        =========        =========       =========

                                                EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                  THREE MONTHS ENDED MARCH 31, 2007
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)

                                                                                                                       Consolidated
                                                        Empire          Guarantor     Non-Guarantor     Eliminating       Empire
                                                     Resorts, Inc.    Subsidiaries    Subsidiaries        Entries      Resorts, Inc.
                                                     -------------    ------------    -------------     -----------    -------------

REVENUES
   Racing                                              $    --         $   2,401        $    --          $    --         $   2,401
   Gaming                                                   --            15,117             --               --            15,117
   Food, beverage and other                                  166           1,281             --               --             1,447
                                                       ---------       ---------        ---------        ---------       ---------
Gross revenues                                               166          18,799             --               --            18,965
Less: Promotional allowances                                --              (550)            --               --              (550)
                                                       ---------       ---------        ---------        ---------       ---------
Net revenues                                                 166          18,249             --               --            18,415
                                                       ---------       ---------        ---------        ---------       ---------

COSTS AND EXPENSES
Racing                                                      --             2,065             --               --             2,065
Gaming                                                      --            13,964             --               --            13,964

Food, beverage and other                                    --               553             --               --               553

Selling, general and administrative                        2,623           1,509             --               --             4,132
Depreciation                                                   1             290             --               --               291
                                                       ---------       ---------        ---------        ---------       ---------
                Total costs and expenses                   2,624          18,381             --               --            21,005
                                                       ---------       ---------        ---------        ---------       ---------

Loss from operations                                      (2,458)           (132)            --               --            (2,590)
Amortization of deferred financing costs                     170            --               --               --               170
Inter-company interest (income) expense
& other                                                   (1,115)          1,115             --               --              --

Interest expense                                           1,491            --               --               --             1,491
                                                       ---------       ---------        ---------        ---------       ---------

Net loss                                               $  (3,004)      $  (1,247)       $    --          $    --         $  (4,251)
                                                       =========       =========        =========        =========       =========

                                                EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                  THREE MONTHS ENDED MARCH 31, 2006
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)

                                                                                                                       Consolidated
                                                        Empire          Guarantor     Non-Guarantor     Eliminating       Empire
                                                     Resorts, Inc.    Subsidiaries    Subsidiaries        Entries      Resorts, Inc.
                                                     -------------    ------------    -------------     -----------    -------------

REVENUES
  Racing                                               $    --         $   4,630        $    --          $    --         $   4,630
  Gaming                                                    --            17,300             --               --            17,300
  Food, beverage and other                                     5           1,271             --               --             1,276
                                                       ---------       ---------        ---------        ---------       ---------
Gross revenues                                                 5          23,201             --               --            23,206
Less: Promotional allowances                                --              (545)            --               --              (545)
                                                       ---------       ---------        ---------        ---------       ---------
Net revenues                                                   5          22,656             --               --            22,661
                                                       ---------       ---------        ---------        ---------       ---------

COSTS AND EXPENSES
Racing                                                      --             3,109             --               --             3,109
Gaming                                                      --            15,558             --               --            15,558
Food, beverage and other                                    --               508             --               --               508
Selling, general and
administrative                                             2,305           1,077             --               --             3,382
Depreciation                                                   1             283             --               --               284
                                                       ---------       ---------        ---------        ---------       ---------
           Total costs and
           expenses                                        2,306          20,535             --               --            22,841
                                                       ---------       ---------        ---------        ---------       ---------
Income (loss) from
operations                                                (2,301)          2,121             --               --              (180)
Amortization of deferred
financing costs                                              146            --               --               --               146
Inter-company interest
(income) expense & other                                  (1,787)          1,787             --               --              --
Interest expense                                           1,470            --               --               --             1,470
                                                       ---------       ---------        ---------        ---------       ---------

Net income (loss)                                      $  (2,130)      $     334        $    --          $    --         $  (1,796)
                                                       =========       =========        =========        =========       =========

                                                EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                  THREE MONTHS ENDED MARCH 31, 2007
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)

                                                                                                                       Consolidated
                                                        Empire          Guarantor     Non-Guarantor     Eliminating       Empire
                                                     Resorts, Inc.    Subsidiaries    Subsidiaries        Entries      Resorts, Inc.
                                                     -------------    ------------    -------------     -----------    -------------

Net cash used in operating activities                  $  (4,258)      $  (2,249)       $    --          $    --         $  (6,507)
                                                       ---------       ---------        ---------        ---------       ---------

Cash flows from investing activities:
  Purchases of property and equipment                       --               (78)            --               --               (78)
  Advances to Litigation Trust                              (250)           --               --               --              (250)
  Restricted cash (Racing capital
  improvement)                                              --               (40)            --               --               (40)
  Deferred development costs                                 (37)           (664)            --               --              (701)
  Advances to Empire Resorts, Inc.                          --            (2,360)            --              2,360            --
                                                       ---------       ---------        ---------        ---------       ---------

Net cash used in investing activities                       (287)         (3,142)            --              2,360          (1,069)
                                                       ---------       ---------        ---------        ---------       ---------

Cash flows from financing activities:
  Proceeds form exercise of stock options                 18,815            --               --               --            18,815
  Restricted cash (related to revolving
  credit facility)                                            (6)           --               --               --                (6)
  Advances from subsidiaries                               2,360            --               --             (2,360)           --
                                                       ---------       ---------        ---------        ---------       ---------

Net cash provided by financing activities                 21,169            --               --             (2,360)         18,809
                                                       ---------       ---------        ---------        ---------       ---------

Net increase (decrease) in cash and cash
equivalents                                               16,624          (5,391)            --               --            11,233
Cash and cash equivalents, beginning of
period                                                       383           9,088             --               --             9,471
                                                       ---------       ---------        ---------        ---------       ---------

Cash and cash equivalents, end of period               $  17,007       $   3,697        $    --          $    --         $  20,704
                                                       =========       =========        =========        =========       =========

                                                EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                  THREE MONTHS ENDED MARCH 31, 2006
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)

                                                                                                                       Consolidated
                                                        Empire          Guarantor     Non-Guarantor     Eliminating       Empire
                                                     Resorts, Inc.    Subsidiaries    Subsidiaries        Entries      Resorts, Inc.
                                                     -------------    ------------    -------------     -----------    -------------

Net cash provided by (used in)
operating activities                                   $  (1,968)      $   2,948        $    --          $    --         $     980
                                                       ---------       ---------        ---------        ---------       ---------
Cash flows from investing activities:
  Purchases of property and equipment                       --               (36)            --               --               (36)
  Restricted cash (Racing capital
  improvement)                                              --                73             --               --                73
  Deferred development costs                                 (37)           (348)            --               --              (385)
  Advances to Empire Resorts, Inc.                          --            (2,386)            --              2,386            --
                                                       ---------       ---------        ---------        ---------       ---------

Net cash used in investing activities                        (37)         (2,697)            --              2,386            (348)
                                                       ---------       ---------        ---------        ---------       ---------

Cash flows from financing activities:
  Proceeds from revolving credit
  facility                                                   141            --               --               --               141
  Proceeds from exercise of stock
  options                                                     42            --               --               --                42
  Restricted cash (related to
  revolving credit facility)                                  (4)           --               --               --                (4)
  Deferred financing costs paid                             (798)           --               --               --              (798)
  Advances from subsidiaries                               2,386            --               --             (2,386)           --
                                                       ---------       ---------        ---------        ---------       ---------
Net cash provided by (used in)
financing activities                                       1,767            --               --             (2,386)           (619)
                                                       ---------       ---------        ---------        ---------       ---------

Net increase (decrease) in cash and
cash equivalents                                            (238)            251             --               --                13
Cash and cash equivalents, beginning
of period                                                    635           6,357             --               --             6,992
                                                       ---------       ---------        ---------        ---------       ---------

Cash and cash equivalents, end of
period                                                 $     397       $   6,608        $    --          $    --         $   7,005
                                                       =========       =========        =========        =========       =========

NOTE I. STOCKHOLDERS' EQUITY

      On January 30, 2007, we granted 10,000 options to all six of our non-employee directors. The options vested upon grant, have a strike price of
$8.74 and expire ten years from the date of grant. In the three months ended
March 31, 2007, we recorded stock-based compensation expense of approximately
$452,000 for these grants based upon the estimated value of the options at the date of grant. We also granted 15,000 options to two employees at that time.
These options vest over three years, have a strike price of $8.74 and expire ten years from the date of grant. In the three months ended March 31, 2007, we recorded stock-based compensation expense of approximately $11,000 for these grants based upon the estimated value attributable to that period of service.

      On March 8, 2006, we granted 10,000 options to all six of our non-employee directors and an additional 5,000 options to the chairman of the Audit Committee of the Board. The options vested upon grant, have a strike price of $4.26 and expire ten years from the date of grant. In the three months ended March 31,
2006, we recorded stock-based compensation expense of approximately $249,000 for these grants based upon the estimated value of the options at the date of grant.

      Stock-based compensation expense included in selling, general and administrative expenses is approximately $925,000 and $1.2 million respectively, for the three months ended March 31, 2007 and 2006.

      On March 8, 2007, we authorized issuance of 18,884 shares of our common stock as payment of dividends due for the year ended December 31, 2006 on our
Series B preferred stock. The approximate value of $190,000 was recorded as a reduction of retained earnings and an increase in common stock and additional paid in capital in the three months ended March 31, 2007.

      On March 8, 2006, we authorized issuance of 23,103 shares of our common stock as payment of dividends due for the year ended December 31, 2005 on our
Series B preferred stock. The approximate value of $98,000 was recorded as a reduction of retained earnings and an increase in common stock and additional paid in capital in the three months ended March 31, 2006.

NOTE J. CONCENTRATION

      One debtor, New York Off-Track Betting Corporation. represented approximately 40% and 42% of the total outstanding accounts receivable as of
March 31, 2007 and December 31, 2006, respectively.

NOTE K. EMPLOYEE BENEFIT PLAN

      Our eligible employees may participate in a Company-sponsored 401(k)
benefit plan. This Plan covers substantially all employees not eligible for plans resulting from collective bargaining agreements and permits employees to defer up to 15% of their salary up to statutory maximums. The plan also provides for matching contributions by us of up to 100 % of the first 3% of salary deferral and 66.7% of the next 3% of salary deferral. Our matching contributions for the three months ended March 31, 2007 were approximately $57,000. As of
March 31, 2007, 124 employees participated in the plan. The plan was not in effect during the three months ended March 31, 2006.

NOTE L. INCOME TAXES

      In June 2006, the FASB issued Interpretation No. 48, "Accounting for
Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN
48"), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

      We adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on our condensed consolidated financial statements. We file tax returns in the U.S. federal jurisdiction and in various states. All federal and state tax filings for the Company as of December 31,
2005 have been timely filed. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards that have attributes from closed periods. Since these net operating loss and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

      As of March 31, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

NOTE M. COMMITMENTS AND CONTINGENCIES

      CASINO DEVELOPMENT. We are committed to provide development assistance in connection with the establishment and initial operations of tribal gaming authorities for New York State gaming operations for the St. Regis Mohawk Tribe.
We are also committed to incur costs associated with the development of a casino resort with the St. Regis Mohawk Tribe. Our payments to the St. Regis Mohawk
Tribe are estimated to be approximately $500,000 per month for the remainder of
2007.

      LITIGATION TRUST. On January 12, 2004, in order to better focus on our business plan, all of our interests with respect to litigation against Harrah's
Operating Company, Inc. were transferred to a liquidating litigation trust. We agreed to provide the litigation trust with a $2.5 million line of credit. As of
March 31, 2007 we have advanced $1,765,000 against that line of credit.

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

NOTE N. SUBSEQUENT EVENTS

      On April 20, 2007, we and the St. Regis Mohawk Tribe filed a joint stipulation pursuant to which we were both granted full rights as equal parties to the federal government to assist in defense of the environmental review for the St. Regis Mohawk Casino at Monticello Raceway.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

      The Management's Discussion and Analysis of the Financial Condition and
Results of Operations should be read together with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the
Consolidated Financial Statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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
Forward-looking statements also involve risks and uncertainties, including, but not restricted to, the risks and uncertainties described in Item 1A of the
Company's Annual Report on Form 10-K for the year ended December 31, 2006, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict.

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

VIDEO GAMING OPERATIONS AT MONTICELLO RACEWAY

      A VGM is an electronic gaming device that allows a patron to play electronic versions of various lottery games of chance and is similar in appearance to a traditional slot machine. On June 30, 2004, we began operating
1,744 VGM on 45,000 square feet of floor space at Monticello Raceway. At March
31, 2007, the number of VGM in operation was 1,587. The VGM operation employs approximately 300 employees.

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

ST. REGIS MOHAWK RESORT DEVELOPMENT

      We had previously attempted to develop a casino with the St. Regis Mohawk
Tribe beginning in 1996. On April 6, 2000, the United States Department of the
Interior advised New York State Governor George Pataki that it had determined that the acquisition of 29 acres adjacent to Monticello Raceway would be in the best interest of the St. Regis Mohawk Tribe and would not be detrimental to the community. Such determinations required the concurrence of the Governor of New
York in order for the project to proceed. For a period of time thereafter, the
St. Regis Mohawk Tribe agreed to work exclusively with Park Place Entertainment
Corporation (now part of Harrah's Entertainment, Inc.), which proposed to develop a casino for the St. Regis Mohawk Tribe at the nearby Kutsher's Sporting
Academy. However, by Summer 2005, the needed approvals for a casino at Kutsher's
Sporting Academy had not materialized, and we and the St. Regis Mohawk Tribe's leaders discussed the possibility of moving forward with the previously obtained approvals for the casino project at Monticello Raceway.

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

      Under the currently proposed form of the Gaming Facility Management
Agreement, the Authority will retain us to manage all casino style gaming activities, other than horserace wagering and Class II gaming that may be conducted on the land for seven years commencing upon the NIGC's approval of the agreement. We would also be retained to manage all lawful commercial activities on the land related to gaming such as automatic teller machines, food service, lodging and retail. At the same time, we have agreed to assist the Authority to obtain financing for the gaming enterprise and all related commercial activities. In exchange for these services, we are entitled to receive a management fee equal to 30% of the net revenues derived from the operations we manage.

      Under the currently proposed form of the Gaming Facility Management
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

      While the terms of the currently proposed Gaming Facility Management
Agreement provide us with wide discretion as to the day-to-day management of the gaming facilities, all major decisions or expenditures must first be approved by a management business board to be comprised of four persons, two of whom are to be appointed by the Authority and the other two of whom are to be appointed by
us.

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

      We also entered into a gaming facility development and construction agreement with the Authority and the St. Regis Mohawk Tribe (the "Gaming
Facility Development and Construction Agreement"), pursuant to which we were granted the exclusive right to design, engineer, construct, furnish and develop a Class III Indian casino resort with the St. Regis Mohawk Tribe, and we agreed to help arrange financing of the project. In exchange for these services, the
Authority agreed to pay us a development fee equal to 5% of the first $505 million of the project's hard cost of construction, payable monthly as such costs are incurred. However, the Authority is entitled to retain 10% of such development fees until the project is 50% completed and then 5% until the project is completed. On the completion date, the Authority is required to pay us these retained fees.

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

      After notification from the St. Regis Mohawk Tribe, the BIA recommenced the review process for the acquisition of the 29 acres adjacent to the Raceway by the St. Regis Mohawk Tribe. On April 13, 2006 the St. Regis Mohawk Tribe was
notified that the BIA had completed its review of the Environmental Assessment
("EA") for a proposed transfer of land into trust for a casino at the Monticello
Raceway site. The review identified certain additional areas to address and the

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
Department of the Interior, Dirk Kempthorne, in his official capacity as
Secretary of the Interior, James E. Cason, in his official capacity as Associate
Deputy Secretary of the Interior and Acting Assistant Secretary of the Interior
for Indian Affairs and BIA. The claim alleges that the BIA violated the National
Environmental Policy Act ("NEPA") and the Administrative Procedure Act by
issuing a Finding of No Significant Impact without requiring an environmental impact statement ("EIS") under NEPA. The plaintiffs are seeking an order requiring the preparation of an EIS prior to the Department of the Interior's granting final approvals for the proposed St. Regis Mohawk Casino at Monticello
Raceway and prior to the Department of the Interior's causing the transfer of the subject land into federal trust.

      On April 20, 2007, we and the St. Regis Mohawk Tribe filed a joint stipulation pursuant to which we were both granted full rights as equal parties to the federal government to assist in defense of the environmental review for the St. Regis Mohawk Casino at Monticello Raceway.

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

      During the three months ended March 31, 2007 and 2006, Monticello Raceway
Development capitalized approximately $472,000 and $277,000, respectively, of additional costs associated with advances and casino development projects.
Capitalized costs that are specifically related to our current Indian projects are refundable under certain circumstances and amounts advanced are non-interest-bearing. When the financing of the operation is completed the deferred development costs will be evaluated for refund ability and when the operations of a proposed casino commence the balance, if any, systematically recognized over a determinable period. These capitalized costs are periodically reviewed for impairment. At March 31, 2007, Monticello Raceway Development
employed two full-time employees.

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
The Raceway is directly adjacent to Highway 17, has highly visible signage and convenient access as it is less than 1,000 feet from the highway.

      We are now facing increased competition for our VGM operation as a VGM facility has opened at Yonkers Raceway. This newly renovated facility is much closer to New York City than us and has approximately 5,500 VGMs, food and beverage outlets and other amenities. The harness racing operation at this facility has reopened as well and we believe that this has had an adverse effect on certain elements or our racing revenues. In addition, several slot machine facilities have opened in Pennsylvania and one, operated by the Mohegan Tribal
Gaming Authority, is within 65 miles of our Monticello property. We believe that our operations for the three months ended March 31, 2007 have been adversely affected by this competition when compared with the corresponding period in
2006.

      A number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties and potential competitive threats to business at our existing property. The timing and occurrence of these events remain uncertain.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our Annual Report on Form 10-K for the year ended December 31, 2006 includes a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements. There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2007.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH
31, 2006.

      REVENUES. Net revenues decreased approximately $4.2 million (18.7%) for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.
Revenue from racing decreased by approximately $2.2 million (or 48.1%); revenue from VGM operations decreases by approximately $2.2 million (or 12.6%) and food, beverage and other revenue increased by approximately $171,000 (or 13.4%).
Complimentary expenses remained virtually unchanged.

      The decrease in racing revenues was primarily a result of the reopening of harness racing at Yonkers Raceway. During the period of time that Yonkers
Raceway was closed for construction of VGM facilities our operations benefited from a greater allocation of revenues from OTB facilities. Yonkers Raceway reopened for harness racing in late 2006 and was in operation for the entire three months ended March 31, 2007. That facility was not open for harness racing for the three months ended March 31, 2006.

      We believe that our VGM operations were adversely affected by the opening of a competing VGM facility at Yonkers Raceway in late 2006 and a slot machine facility in Wilkes-Barre, Pennsylvania in January 2007. Our number of daily visits decreased approximately 9% and the daily win per unit fell from $121.97 for the three months ended March 31, 2006 to $105.84 for the three months ended
March 31, 2007 (or 13.2%). The average number of machines in service was 1,587 for the three months ended March 31, 2007 compared to 1,576 for the corresponding period in 2006.

      Food, beverage and other revenue increased primarily as a result of interest income on short-term investments included in that classification.

      RACING COSTS. Racing costs decreased by approximately $1 million (or
33.6%) to approximately $2.1 million for the three months ended March 31, 2007.
This is less than the reduction in total racing revenues because the reduction in our allocable share of OTB facility revenues does not correlate into a corresponding reduction in operating costs at our facility.

      GAMING COSTS. Gaming (VGM) costs decreased by approximately $1.6 million
(or 10.4%) to approximately $14.0 million for the three months ended March 31,
2007 compared with the corresponding period in 2006. This percentage decrease is less than the percentage decrease in VGM revenues primarily as a result of increases in labor and other operating costs which reduced the effect of the reduction in VGM commissions payable to the New York State Lottery and our horsemen.

      FOOD, BEVERAGE AND OTHER COSTS. Food, beverage and other costs increased approximately $45,000 (or 8.8%) to approximately $553,000 primarily as a result of menu modifications and increased use of food and beverage items for promotional events

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $750,000 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This increase was due primarily to increased marketing expenses of approximately
$400,000, the valuation reserve of $250,000 for advances to the Litigation
Trust, an increase in salaries and wages and professional fees of approximately
$415,000 offset by a reduction in stock-based compensation of approximately
$316,000.

      INTEREST EXPENSE. Interest expense increased slightly (approximately
$21,000) as a result of higher interest rates on our bank line of credit.

LIQUIDITY AND CAPITAL RESOURCES

      We believe that we have access to sources of working capital that are sufficient to fund our operations for the twelve months ended March 31, 2008. We received $18.75 million in January 2007 as payment for 2.5 million shares of our common stock issued as a result of an option exercised on December 28, 2006 and we have approximately $2.4 million available from our revolving credit facility.
We believe that any significant capital requirements associated with our development projects can be met by additional debt or equity issues, when needed.

      Net cash used by operating activities during the three months ended March
31, 2007 was approximately $6.5 million compared to net cash provided by operating activities for the three months ended March 31, 2006 of approximately
$1.0 million. The net change of approximately $7.5 million reflects primarily the increase in net loss (approximately $2.5 million), initial collections from the New York Lottery for the marketing allowance in 2006 (approximately $2.1 million) and a reduction in our purse liability in 2007 of approximately $2.0 million. Changes in other working capital and non-cash expenses amounted to approximately $900,000 in cash used by operating activities.

      Net cash used in investing activities was approximately $1.1 million for three months ended March 31, 2007 consisting primarily of approximately $700,000 for deferred development costs and $250,000 for advances to the Litigation
Trust. During the three months ended March 31, 2006, net cash used in investing activities was approximately $348,000, and consisted primarily of approximately
$385,000 in deferred development costs.

      Net cash provided by financing activities for the three months ended March
31, 2007 was approximately $18.8 million and was almost entirely a result of the proceeds from the exercise of options to purchase our common stock. In the corresponding period in 2006, we paid approximately $798,000 in costs associated with recording a mortgage on the Raceway property for the benefit of the holders of our Senior Convertible Notes as required by the Indenture Agreement for those notes. This expenditure was offset by approximately $141,000 in proceeds from borrowings under our revolving credit facility and approximately $42,000 received as proceeds from the exercise of stock options.

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

      On December 12, 2005, we entered into an amendment to our credit facility with Bank of Scotland. This amendment, which was effective as of November 30,
2005, among other things, (i) extended the maturity date of the loan agreement from January 11, 2007 to January 11, 2008, (ii) increased our permissible capital expenditures in each of 2005, 2006 and 2007 from $100,000 to $350,000 and (iii) deleted all references to the Cayuga Nation of New York and replaces them with a reference to any Indian tribe that is developing a casino in conjunction with us.

      On March 8, 2007, we authorized issuance of 18,884 shares of our common stock as payment of dividends due for the year ended December 31, 2006 on our
Series B preferred stock. The recorded value of these shares was approximately
$190,000.

      On March 8, 2006, we issued 23,103 shares of common stock in payment of dividends on our Series B Preferred Stock for the year ended December 31, 2005.
The recorded value of these shares was approximately $98,000.

      As of December 31, 2006, we had net operating loss carry forwards of approximately $115 million that expire between 2008 and 2026. The Internal
Revenue Code allows the offset of these net operating loss carry forwards against income earned in future years, thus reducing the tax liability in future years. Our merger with the operations of Catskill Development, L.L.C. in 2004 limits the amount of usable net operating losses due to the change in control.
We are evaluating the impact of the limitations for future application.

OFF-BALANCE SHEET ARRANGEMENTS

      On January 12, 2004, in order to better focus on the development of a VGM program at the Raceway and the business arrangements with the Cayuga Nation of
New York, all our interests with respect to litigation against Harrah's
Operating Company, Inc. which alleged tortuous interference with contractual and business relationships, were transferred to a liquidating litigation trust. We agreed to provide the litigation trust with a $2.5 million line of credit.
Through March 31, 2007, a total of $1,765,000 had been disbursed to the litigation trust. Due to the unpredictable nature of the litigation and the pending motions currently under review, we have provided for a valuation allowance of $1,765,000 against the receivable from the litigation trust. We expect to make additional disbursements on this line of credit in 2007.

      In connection with our development project with the St. Regis Mohawk Tribe we have agreed to make payments to the tribe to support operations of the
Authority and will provide technical assistance, payment of professional and legal consultants and other support as we seek the necessary licenses and approvals to commence construction. Our payments to the St. Regis Mohawk Tribe are estimated to be approximately $500,000 per month in 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to market risk. Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $7.6 million at March 31, 2007 under our revolving credit facility. A change in interest rates of one percent on the balance outstanding at March 31, 2007 would cause a change in total annual interest costs of $76,000. The carrying values of these borrowings approximate their fair values at March 31, 2007.

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

      We carried out an evaluation as of March 31, 2007 under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as required by Rule 13a-15 of the
Securities Exchange Act of 1934, as amended. Based upon that evaluation, the
Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings.

CHANGES IN OUR FINANCIAL REPORTING INTERNAL CONTROLS.

      There has been no change in our internal control over financial reporting
(as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities
Exchange Act of 1934, as amended) during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS

10.1  Amendment dated May 3, 2007 to the Second Amended and Restated Land
      Purchase Agreement by and between the St. Regis Mohawk Gaming Authority and Monticello Raceway Management, Inc.

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

                                             EMPIRE RESORTS, INC.

Dated:  May 4, 2007                          /s/ David P. Hanlon
                                             -----------------------------------
                                             David P. Hanlon
                                             President and Chief
                                             Executive Officer

Dated:  May 4, 2007                          /s/ Ronald J. Radcliffe
                                             -----------------------------------
                                             Ronald J. Radcliffe
                                             Chief Financial Officer

