Form 10-Q
period 2007-06-30
EMPIRE RESORTS INC
filed 2007-08-03
CIK 906780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

                                    ---------

(Mark One)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM              TO
                                     ------------    ------

                         COMMISSION FILE NUMBER 1-12522

                              EMPIRE RESORTS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                       Delaware                                  13-3714474
            (State or Other Jurisdiction of                   (I.R.S. Employer
            Incorporation or Organization)                   Identification No.)

      701 N. Green Valley Parkway, Suite 200, Henderson, NV    89074
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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes |  |    No |X|

The number of shares outstanding of the issuer's common stock, as of August 2,
2007 was 29,582,182.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

                                      INDEX

PART I     FINANCIAL INFORMATION                                       PAGE NO.
------     ---------------------                                       --------

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of June 30,
               2007 (Unaudited) and December 31, 2006.................    1

           Condensed Consolidated Statements of Operations
               (Unaudited) for the three and six months ended
               June 30, 2007 and 2006.................................    2

           Condensed Consolidated Statements of Cash Flows
               (Unaudited) for the six months ended June 30, 2007
               and 2006...............................................  3 - 4

           Notes to Condensed Consolidated Financial Statements
               (Unaudited)............................................    5

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................   24

Item 3.    Quantitative and Qualitative Disclosures about Market
               Risk...................................................   32

Item 4.    Controls and Procedures....................................   32

PART II    OTHER INFORMATION

                                       ii

                          PART I--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except for per share data)

                                                     June 30,
                                                       2007         December 31,
                                                    (unaudited)          2006
                                                    -----------     ------------
   ASSETS
Current assets:
   Cash and cash equivalents                         $ 20,598         $  9,471
   Restricted cash                                      1,110            1,747
   Accounts receivable                                  3,287            5,253
   Prepaid expenses and other current assets            2,420            1,545
                                                     --------         --------

            Total current assets                       27,415           18,016
Property and equipment, net                            31,277           31,703
Deferred financing costs, net of accumulated
   amortization of $1,578 in 2007 and $1,364
   in 2006                                              2,902            3,116
Deferred development costs                              9,168            7,729
                                                     --------         --------

TOTAL ASSETS                                         $ 70,762         $ 60,564
                                                     ========         ========

   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Revolving credit facility                         $  7,617         $  7,617
   Accounts payable                                     3,008            3,734
   Accrued expenses and other current liabilities       7,074            9,936
                                                     --------         --------

            Total current liabilities                  17,699           21,287

Senior convertible notes                               65,000           65,000
                                                     --------         --------

Total liabilities                                      82,699           86,287
                                                     --------         --------

Commitments and contingencies                            --               --

Stockholders' deficit:
   Preferred stock, 5,000 shares
      authorized; $0.01 par value -
      Series B, 44 shares issued and outstanding         --               --
      Series E, $10.00 redemption value, 1,731
      shares issued and outstanding                     6,855            6,855
   Common stock, $0.01 par value, 75,000 shares
      authorized, 29,582 and 29,428 shares
      issued and outstanding in 2007 and 2006,
      respectively                                        296              294
   Amount due from exercise of option                    --            (18,750)
   Additional paid in capital                          51,862           49,113
   Accumulated deficit                                (70,950)         (63,235)
                                                     --------         --------

            Total stockholders' deficit               (11,937)         (25,723)
                                                     --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $ 70,762         $ 60,564
                                                     ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except for per share data) (unaudited)

                                                Three Months Ended            Six Months Ended
                                                     June 30,                      June 30,
                                               -------------------          -------------------
                                                  2007       2006              2007       2006
                                                  ----       ----              ----       ----
  REVENUES:
Racing                                         $  2,321   $  5,174          $  4,722   $  9,804
Gaming                                           16,454     19,825            31,571     37,125
Food, beverage and other                          1,753      1,636             3,200      2,911
                                               --------   --------          --------   --------
GROSS REVENUES                                   20,528     26,635            39,493     49,840
Less: Promotional allowances                       (695)      (753)           (1,244)    (1,297)
                                               --------   --------          --------   --------
  NET REVENUES                                   19,833     25,882            38,249     48,543
                                               --------   --------          --------   --------

  COSTS AND EXPENSES:
Racing                                            1,907      3,322             3,972      6,431
Gaming                                           14,381     16,656            28,345     32,214
Food, beverage and other                            644        658             1,197      1,167
Selling, general and administrative *             4,346      3,641             8,477      7,023
Depreciation                                        293        286               586        569
                                               --------   --------          --------   --------

  TOTAL COSTS AND EXPENSES                       21,571     24,563            42,577     47,404
                                               --------   --------          --------   --------

INCOME (LOSS) FROM OPERATIONS                    (1,738)     1,319            (4,328)     1,139

Amortization of deferred financing costs             44        170               214        316
Interest expense                                  1,492      1,535             2,983      3,005
                                               --------   --------          --------   --------

NET LOSS                                         (3,274)      (386)           (7,525)    (2,182)
Cumulative undeclared dividends on
preferred stock                                     388        388               776        776
                                               --------   --------          --------   --------

NET LOSS APPLICABLE TO COMMON SHARES           $ (3,662)  $   (774)        $  (8,301)  $ (2,958)
                                               ========   ========          ========   ========
Weighted average common shares
outstanding, basic and diluted                   29,489     26,647            29,463     26,487
                                               ========   ========          ========   ========

Loss per common share, basic and diluted       $  (0.12)  $  (0.03)         $  (0.28)  $  (0.11)
                                               ========   ========          ========   ========

     * Includes stock-based compensation of    $  1,454   $    981          $  2,379   $  2,222
                                               ========   ========          ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (in thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                                 -----------------------
                                                                    2007          2006
                                                                 ---------     ---------
         CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $ (7,525)     $ (2,182)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
   Depreciation                                                       586           569
   Amortization of deferred financing costs                           214           316
   Allowance for doubtful accounts - Advances to
   Litigation Trust                                                   500            80
   Stock-based compensation                                         2,379         2,222
Changes in operating assets and liabilities:
      Restricted cash (VGM Marketing Account)                         728         1,968
      Accounts receivable                                           1,966        (2,274)
      Prepaid expenses and other current assets                      (876)         (154)
      Accounts payable                                               (811)          117
      Accrued expenses and other current liabilities               (2,861)        3,530
                                                                 --------      --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (5,700)        4,192
                                                                 --------      --------

         CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                                  (161)         (143)
Advances to Litigation Trust                                         (500)          (80)
Restricted cash (Racing capital improvement)                          (80)           30
Deferred development costs                                         (1,353)         (922)
                                                                 --------      --------
NET CASH USED IN INVESTING ACTIVITIES                              (2,094)       (1,115)
                                                                 --------      --------

         CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from revolving credit facility                              --             141
Proceeds from exercise of stock options                            18,932           971
Restricted cash (related to revolving credit facility)                (11)           (7)
Deferred financing costs paid                                        --            (798)
                                                                 --------      --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          18,921           307
                                                                 --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          11,127         3,384

CASH AND CASH EQUIVALENTS, beginning of period                      9,471         6,992
                                                                 --------      --------
CASH AND CASH EQUIVALENTS, end of period                         $ 20,598      $ 10,376
                                                                 ========      ========

                                   (Continued)

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (in thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                                 -----------------------
                                                                    2007          2006
                                                                 ---------     ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest during the period                         $  2,983      $  3,122
                                                                 ========      ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Common stock issued in settlement of preferred stock dividends   $    190      $     98
Non-cash additions to deferred development costs                 $     85      $     98

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A. SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

BASIS FOR PRESENTATION

      The condensed consolidated financial statements and notes as of June 30,
2007 and for the three and six month periods ended June 30, 2007 and 2006 are unaudited and include the accounts of Empire Resorts, Inc. and subsidiaries
("Empire" or "the Company" or "we").

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

LIQUIDITY

      We believe that we have access to sources of working capital that are sufficient to fund our operations for the twelve months ended June 30, 2008. We received $18.75 million in January 2007 as payment for 2.5 million shares of our common stock issued as a result of an option exercised on December 28, 2006 and we have approximately $2.4 million available from our revolving credit facility.
For our development projects, we believe that any significant capital requirements associated with them can be met by additional debt or equity issues when needed.

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
Department of the Interior, Dirk Kempthorne, in his official capacity as
Secretary of the Interior, James E. Cason, in his official capacity as Associate
Deputy Secretary of the Interior and Acting Assistant Secretary of the Interior
for Indian Affairs and BIA. The claim alleges that the BIA violated the National
Environmental Policy Act ("NEPA") and the Administrative Procedure Act by
issuing a Finding of No Significant Impact without requiring an environmental impact statement ("EIS") under NEPA. The plaintiffs are seeking an order requiring the preparation of an EIS prior to the Department of the Interior's granting final approvals for the proposed St. Regis Mohawk Casino at Monticello
Raceway and prior to the Department of the Interior's causing the transfer of the subject land into federal trust. In May 2007, the Sullivan County Farm
Bureau withdrew from the lawsuit.

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

      We currently have a point loyalty program ("Player's Club") for our VGM customers which allows them to earn points based on the volume of their VGM activity. The estimated redemption value of points earned by customers is recorded as an expense in the period the points are earned. We estimate the amount of points which will be redeemed and record the estimated redemption value of those points as a reduction from revenue in promotional allowances. The factors included in this estimation process include an overall redemption rate, the cost of awards to be offered and the mix of cash, goods and services for which the points will be redeemed. We use historical data to estimate these amounts. The liability recorded for unredeemed points was approximately $205,000 and $202,000 at June 30, 2007 and December 31, 2006, respectively.

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
Periodically during the year, Monticello Raceway Management petitions the Racing and Wagering Board to certify that the noted expenditures are eligible for reimbursement from the capital improvement fund. The balances in this account were approximately $319,000 and $239,000 at June 30, 2007 and December 31, 2006,
respectively.

      In April 2005, the New York law governing VGM operations was modified to provide an increase in the revenues retained by the VGM operator. A portion of that increase was designated as a reimbursement of marketing expenses incurred by the VGM operator. The amount of revenues directed toward this reimbursement is deposited in a bank account under the control of the New York State Lottery and the VGM operator. The funds are transferred from this account to the operator upon the approval by the Lottery officials of the reimbursement requests submitted by the operator. The balances in this account were approximately $348,000 and $1,076,000 at June 30, 2007 and December 31, 2006,
respectively.

      In connection with our revolving credit agreement, we agreed to maintain a restricted reserve bank account with the lending institution. The balances in this account were approximately $444,000 and $432,000 at June 30, 2007 and
December 31, 2006, respectively.

      ACCOUNTS RECEIVABLE. Accounts receivable are reported at the amount outstanding. Management expects to collect the entire amount and, accordingly, determined that no allowance is required at June 30, 2007 or December 31, 2006.
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

      LOSS PER COMMON SHARE. We compute basic loss per share by dividing loss applicable to common shares by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Since the effect of outstanding options and warrants, the shares to be issued upon conversion of convertible debt and unvested restricted stock is anti-dilutive with respect to losses, they have been excluded from our computation of loss per common share.
Therefore, basic and diluted losses per common share for the three and six months ended June 30, 2007 and 2006 were the same.

      The following table shows the approximate number of stock equivalents outstanding at June 30, 2007 and 2006 that could potentially dilute basic income per share in the future but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

                                              Outstanding at June 30,
                                            --------------------------
                                               2007           2006
                                            ---------      ----------
Options                                     3,502,000       7,393,000
Warrants                                      250,000         250,000
Shares to be issued upon conversion of
convertible debt                            5,175,000       5,175,000
Unvested restricted stock                        --            89,000
                                            ---------      ----------
Total                                       8,927,000      12,907,000
                                            =========      ==========

      ADVERTISING. We expense the costs of general advertising, promotion and marketing programs at the time the costs are incurred. Advertising expense was approximately $300,000 and $590,000, respectively, for the three and six months ended June 30, 2007 and approximately $502,000 and $735,000, respectively, for the three and six months ended June 30, 2006.

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

      STOCK-BASED COMPENSATION. Effective January 1, 2003, our Company has
adopted SFAS No. 123 and used the Black-Scholes-Merton formula to estimate the fair value of stock options and other equity based compensation. On January 1,
2006, we adopted SFAS No. 123 (revised 2004) ("SFAS No. 123(R)"), "SHARE-BASED
PAYMENT," to account for stock options and other equity-based compensation.
Among other items, SFAS No. 123(R) eliminates the use of Accounting Principles
Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and the
intrinsic value method of accounting and requires companies to recognize in their financial statements the cost of services received in exchange for awards of equity instruments based on the grant date fair value of those awards.
Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption and also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula.
Consequently, for all unvested stock options and other equity-based compensation awards granted or modified subsequent to January 1, 2003, compensation expense, based on the fair value on the date of grant or modification, has been recognized or will be recognized over the remaining vesting period.

      RECENT ACCOUNTING PRONOUNCEMENTS.

      In June 2007, the Financial Accounting Standards Board ("FASB") ratified the consensus on Emerging Issues Task Force ("EITF") Issue No. 06-11, ACCOUNTING
FOR INCOME TAX BENEFITS OF DIVIDENDS ON SHARE-BASED PAYMENT AWARDS ("EITF
06-11"). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF
06-11 is effective for fiscal years beginning after September 15, 2007 (fiscal year 2008 for the Company). The adoption is not expected to have a material impact on our consolidated financial statements.

NOTE C. PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at June 30, 2007 and
December 31, 2006:

                                               (in thousands)
                                         --------------------------
                                         December 31,     June 30,
                                            2007            2006
                                         -----------    -----------
Land                                     $    770        $    770
Land improvements                           1,515           1,510
Buildings                                   4,583           4,583
Building improvements                      24,596          24,513
Vehicles                                      140             140
Furniture, fixtures and equipment           3,022           2,949
                                         --------        --------

                                           34,626          34,465
Less - Accumulated depreciation            (3,349)         (2,762)
                                         --------        --------

                                         $ 31,277        $ 31,703
                                         ========        ========

      Depreciation expense was approximately $293,000 and $586,000, respectively, for the three and six months ended June 30, 2007 and approximately
$286,000 and $569,000, respectively, for the three and six months ended June 30,
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

      The following tables reflect activity in the deferred development cost accounts for the six months ended June 30, 2007 and 2006.

                                                      Activity for Six Months
                                                       Ended June  30, 2007
                                         ---------    -----------------------   ---------
                                         Balance                                 Balance
                                         January 1,                              June 30,
                                           2007       Additions    Impairment      2007
                                         ---------    ---------    ----------   ---------
                                                       (in thousands)
   Advances to and Payments On
  Behalf of the St. Regis Mohawk
              Tribe:
Advances for operations of Tribal
Gaming Authority                         $  381       $  271       $ --         $  652
Legal fees and other professional
fees relating to casino resort
development                               1,895        1,089         --          2,984
                                         ------       ------       ----         ------
                                          2,276        1,360         --          3,636
Costs specifically associated
with site at Raceway                      5,453           79         --          5,532
                                         ------       ------       ----         ------
Total development costs                  $7,729       $1,439       $ --         $9,168
                                         ======       ======       ====         ======

                                                      Activity for Six Months
                                                       Ended June  30, 2006
                                         ---------    -----------------------   ---------
                                         Balance                                 Balance
                                         January 1,                              June 30,
                                           2006       Additions    Impairment      2006
                                         ---------    ---------    ----------   ---------
                                                       (in thousands)
   Advances to and Payments On
  Behalf of the St. Regis Mohawk
              Tribe:
Advances for operations of Tribal
Gaming Authority                         $   67       $  165       $ --         $  232
Legal fees and other professional
fees relating to casino resort
development                                 163          597         --            760
                                         ------       ------       ----         ------
                                            230          762         --            992
Costs specifically associated
with site at Raceway                      5,328           62         --          5,390
                                         ------       ------       ----         ------
Total development costs                  $5,558       $  824       $ --         $6,382
                                         ======       ======       ====         ======

      In connection with our development project with the St. Regis Mohawk Tribe we have agreed to make payments to the tribe to support operations of the Tribal
Gaming Authority and will provide technical assistance, payment of professional and legal consultants and other support as we seek the necessary licenses and approvals to commence construction. Our payments to or on behalf of the St.
Regis Mohawk Tribe are estimated to be approximately $500,000 per month for the remainder of 2007.

NOTE E. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities is comprised of the following at June 30, 2007 and December 31, 2006:

                                                                June 30,    December 31,
                                                                 2007           2006
                                                              -----------   ------------
                                                                    (in thousands)
                                                              ------------------------
Liability for horseracing purses                                $2,114          $4,862
Accrued interest                                                 2,167           2,167
Accrued payroll                                                    681             710
Accrued other                                                    2,112           2,197
                                                                ------          ------
   Total accrued expenses and other current liabilities         $7,074          $9,936
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

      We recognized interest expense associated with the notes of approximately
$1.3 million and $2.6 million for the three and six months ended June 30, 2007 and 2006, respectively.

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

      At our option, loans under the credit facility bear interest at the rate of prime plus 2.0% or LIBOR plus 4%. Bank of Scotland has also entered into an
Inter-creditor Agreement with The Bank of New York so that Bank of Scotland will enjoy a first priority position notwithstanding the Indenture and security documents entered into on July 26, 2004 in connection with our issuance of $65 million of senior convertible notes.

      On June 21, 2007, we entered into another amendment to our credit facility with Bank of Scotland. The amendment, dated as of June 20, 2007, among other things, (i) extends the maturity date of the Loan Agreement from January 11,
2008 to January 7, 2009, (ii) amends the interest rates of loans under the credit facility to a rate of prime plus 1.5% until July 31, 2008 and prime plus
2.0% thereafter or LIBOR plus 3.5% until July 31, 2008 and LIBOR plus 4.0%
thereafter and (iii) deletes all references to Interest Advances and Line of
Credit Cash Collateral Advances such that the Loan Agreement now provides for total loans of up to $10,000,000. In addition, pursuant to this amendment, we are required to maintain an unrestricted cash balance of an amount that, when added to the unused balance available under the credit facility, is not less than $5,000,000.

      We recognized interest expense for the credit facility of approximately
$192,000 and $383,000, respectively, for the three and six months ended June 30,
2007 and approximately $235,000 and $405,000, respectively, for the three and six months ended June 30, 2006.

      At June 30, 2007 we were in compliance with the financial covenants contained in our agreement with the Bank of Scotland.

NOTE H. SUPPLEMENTAL GUARANTOR INFORMATION

      As discussed in Notes F and G, our obligations with respect to our Senior
Convertible Notes and Revolving Credit Facility are guaranteed by our operating subsidiaries.

                                           EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                       June 30, 2007
                                                        (Unaudited)
                                                      (In Thousands)

                                                                                                            Consolidated
                                              Empire          Guarantor    Non-Guarantor    Eliminating        Empire
                                           Resorts, Inc.    Subsidiaries    Subsidiaries      Entries       Resorts, Inc.
                                           -------------    ------------    ------------    -----------     -------------
ASSETS
Cash and cash equivalents                    $  16,208       $   4,390        $    --        $    --          $  20,598
Restricted cash                                    443             667             --             --              1,110
Accounts receivable                               --             3,287             --             --              3,287
Prepaid expenses and other assets                1,200           1,220             --             --              2,420
Investments in subsidiaries                      5,060            --               --           (5,060)            --
Inter-company accounts                         144,935            --               --         (144,935)            --
Property and equipment, net                          4          31,273             --             --             31,277
Deferred financing costs, net                    2,902            --               --             --              2,902
Deferred development costs                         204           8,964             --             --              9,168
                                             ---------       ---------        ---------      ---------        ---------

TOTAL ASSETS                                 $ 170,956       $  49,801        $    --        $(149,995)       $  70,762
                                             =========       =========        =========      =========        =========

LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)

Revolving credit facility                    $   7,617       $    --          $    --          $    --          $   7,617
Accounts payable                                   658           2,350             --               --              3,008
Accrued expenses and other liabilities           2,460           4,614             --               --              7,074
Inter-company accounts                            --            51,353           93,582         (144,935)            --
Senior convertible notes                        65,000            --               --               --             65,000
                                             ---------       ---------        ---------        ---------        ---------
Total liabilities                               75,735          58,317           93,582         (144,935)          82,699

Stockholders' equity (deficit)                  95,221          (8,516)         (93,582)          (5,060)         (11,937)
                                             ---------       ---------        ---------        ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                             $ 170,956       $  49,801        $    --          $(149,995)       $  70,762
                                             =========       =========        =========        =========        =========

                                           EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                     December 31, 2006
                                                      (In Thousands)

                                                                                                            Consolidated
                                              Empire          Guarantor    Non-Guarantor    Eliminating        Empire
                                           Resorts, Inc.    Subsidiaries    Subsidiaries      Entries       Resorts, Inc.
                                           -------------    ------------    ------------    -----------     -------------

ASSETS
Cash and cash equivalents                    $     383       $   9,088        $    --        $    --          $   9,471
Restricted cash                                    432           1,315             --             --              1,747
Accounts receivable                               --             5,253             --             --              5,253
Prepaid expenses and other assets                  115           1,430             --             --              1,545
Investments in subsidiaries                      5,060            --               --           (5,060)            --
Inter-company accounts                         146,977            --               --         (146,977)            --
Property and equipment, net                          6          31,697             --             --             31,703
Deferred financing costs, net                    3,116            --               --             --              3,116
Deferred development costs                         125           7,604             --             --              7,729
                                             ---------       ---------        ---------      ---------        ---------
TOTAL ASSETS                                 $ 156,214       $  56,387        $    --        $(152,037)       $  60,564
                                             =========       =========        =========      =========        =========

LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)

Revolving credit facility                    $   7,617       $    --          $    --        $    --          $   7,617
Accounts payable                                 1,136           2,598             --             --              3,734
Accrued expenses and other liabilities           2,313           7,623             --             --              9,936
Inter-company accounts                            --            53,395           93,582       (146,977)            --
Senior convertible notes                        65,000            --               --             --             65,000
                                             ---------       ---------        ---------      ---------        ---------
Total liabilities                               76,066          63,616           93,582       (146,977)          86,287

Stockholders' equity (deficit)                  80,148          (7,229)         (93,582)        (5,060)         (25,723)
                                             ---------       ---------        ---------      ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                    $ 156,214       $  56,387        $    --        $(152,037)       $  60,564
                                             =========       =========        =========      =========        =========

                                           EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                             Three Months Ended June 30, 2007
                                                        (Unaudited)
                                                      (In Thousands)

                                                                                                            Consolidated
                                              Empire          Guarantor    Non-Guarantor    Eliminating        Empire
                                           Resorts, Inc.    Subsidiaries    Subsidiaries      Entries       Resorts, Inc.
                                           -------------    ------------    ------------    -----------     -------------

REVENUES
  Racing                                     $   --           $  2,321        $   --          $   --           $  2,321
  Gaming                                         --             16,454            --              --             16,454
  Food, beverage and other                        219            1,534            --              --              1,753
                                             --------         --------        ------          ------           --------
Gross revenues                                    219           20,309            --              --             20,528
Less: Promotional allowances                     --               (695)           --              --               (695)
                                             --------         --------        ------          ------           --------
Net revenues                                      219           19,614            --              --             19,833
                                             --------         --------        ------          ------           --------

COSTS AND EXPENSES
Racing                                           --              1,907            --              --              1,907
Gaming                                           --             14,381            --              --             14,381
Food, beverage and other                         --                644            --              --                644
Selling, general and administrative             3,024            1,322            --              --              4,346
Depreciation                                        1              292            --              --                293
                                             --------         --------        ------          ------           --------
           Total costs and expenses             3,025           18,546            --              --             21,571
                                             --------         --------        ------          ------           --------

Income (loss) from operations                  (2,806)           1,068            --              --             (1,738)
Amortization of deferred financing costs           44             --              --              --                 44
Inter-company interest (income) expense &
other                                          (1,109)           1,109            --              --               --
Interest expense                                1,492             --              --              --              1,492
                                             --------         --------        ------          ------           --------

Net loss                                     $ (3,233)        $    (41)       $   --          $   --           $ (3,274)
                                             ========         ========        ======          ======           ========

                                           EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                             Three Months Ended June 30, 2006
                                                        (Unaudited)
                                                      (In Thousands)

                                                                                                            Consolidated
                                              Empire          Guarantor    Non-Guarantor    Eliminating        Empire
                                           Resorts, Inc.    Subsidiaries    Subsidiaries      Entries       Resorts, Inc.
                                           -------------    ------------    ------------    -----------     -------------

REVENUES
  Racing                                     $   --           $  5,174        $    --         $    --           $  5,174
  Gaming                                         --             19,825             --              --             19,825
  Food, beverage and other                          3            1,633             --              --              1,636
                                             --------         --------        -------         -------           --------
Gross revenues                                      3           26,632             --              --             26,635
Less: Promotional allowances                     --               (753)            --              --               (753)
                                             --------         --------        -------         -------           --------
Net revenues                                        3           25,879             --              --             25,882
                                             --------         --------        -------         -------           --------

COSTS AND EXPENSES
Racing                                           --              3,322             --              --              3,322
Gaming                                           --             16,656             --              --             16,656
Food, beverage and other                         --                658             --              --                658
Selling, general and administrative             2,113            1,528             --              --              3,641
Depreciation                                        1              285             --              --                286
                                             --------         --------        -------         -------           --------
           Total costs and expenses             2,114           22,449             --              --             24,563
                                             --------         --------        -------         -------           --------
Income (loss) from operations                  (2,111)           3,430             --              --              1,319
Amortization of deferred financing costs          170             --               --              --                170
Inter-company interest (income) expense &
other                                            (721)             721             --              --               --
Interest expense                                1,535             --               --              --              1,535
                                             --------         --------        -------         -------           --------

Net income (loss)                            $ (3,095)        $  2,709        $    --         $    --           $   (386)
                                             ========         ========        =======         =======           ========

                                           EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                              Six Months Ended June 30, 2007
                                                        (Unaudited)
                                                      (In Thousands)

                                                                                                            Consolidated
                                              Empire          Guarantor    Non-Guarantor    Eliminating        Empire
                                           Resorts, Inc.    Subsidiaries    Subsidiaries      Entries       Resorts, Inc.
                                           -------------    ------------    ------------    -----------     -------------

REVENUES
  Racing                                     $   --            $  4,722        $  --           $ --             $  4,722
  Gaming                                         --              31,571           --             --               31,571
  Food, beverage and other                        385             2,815           --             --                3,200
                                             --------          --------        -----           ----             --------
Gross revenues                                    385            39,108           --             --               39,493
Less: Promotional allowances                     --              (1,244)          --             --               (1,244)
                                             --------          --------        -----           ----             --------
Net revenues                                      385            37,864           --             --               38,249
                                             --------          --------        -----           ----             --------

COSTS AND EXPENSES
Racing                                           --               3,972           --             --                3,972
Gaming                                           --              28,345           --             --               28,345
Food, beverage and other                         --               1,197           --             --                1,197
Selling, general and administrative             5,646             2,831           --             --                8,477
Depreciation                                        2               584           --             --                  586
                                             --------          --------        -----           ----             --------
           Total costs and expenses             5,648            36,929           --             --               42,577
                                             --------          --------        -----           ----             --------
Income (loss) from operations                  (5,263)              935           --             --               (4,328)
Amortization of deferred financing costs          214              --             --             --                  214
Inter-company interest
(income) expense & other                       (2,224)            2,224           --             --                 --
Interest expense                                2,983              --             --             --                2,983
                                             --------          --------        -----           ----             --------

Net (loss)                                   $ (6,236)         $ (1,289)       $  --           $ --             $ (7,525)
                                             ========          ========        =====           ====             ========

                                           EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                              Six Months Ended June 30, 2006
                                                        (Unaudited)
                                                      (In Thousands)

                                                                                                            Consolidated
                                              Empire          Guarantor    Non-Guarantor    Eliminating        Empire
                                           Resorts, Inc.    Subsidiaries    Subsidiaries      Entries       Resorts, Inc.
                                           -------------    ------------    ------------    -----------     -------------

REVENUES
  Racing                                      $   --          $  9,804          $  --           $ --             $  9,804
  Gaming                                          --            37,125             --             --               37,125
  Food, beverage and other                           8           2,903             --             --                2,911
                                              --------        --------          -----           ----             --------
Gross revenues                                       8          49,832             --             --               49,840
Less: Promotional allowances                      --            (1,297)            --             --               (1,297)
                                              --------        --------          -----           ----             --------
Net revenues                                         8          48,535             --             --               48,543
                                              --------        --------          -----           ----             --------

COSTS AND EXPENSES
Racing                                            --             6,431             --             --                6,431
Gaming                                            --            32,214             --             --               32,214
Food, beverage and other                          --             1,167             --             --                1,167
Selling, general and administrative              4,418           2,605             --             --                7,023
Depreciation                                         2             567             --             --                  569
                                              --------        --------          -----           ----             --------
           Total costs and expenses              4,420          42,984             --             --               47,404
                                              --------        --------          -----           ----             --------

Income (loss) from operations                   (4,412)          5,551             --             --                1,139
Amortization of deferred financing costs           316            --               --             --                  316
Inter-company interest
(income) expense & other                        (2,508)          2,508             --             --                 --
Interest expense                                 3,005            --               --             --                3,005
                                              --------        --------          -----           ----             --------

Net income (loss)                             $ (5,225)       $  3,043          $  --           $ --             $ (2,182)
                                              ========        ========          =====           ====             ========

                                           EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                              Six Months Ended June 30, 2007
                                                        (Unaudited)
                                                      (In Thousands)

                                                                                                            Consolidated
                                              Empire          Guarantor    Non-Guarantor    Eliminating        Empire
                                           Resorts, Inc.    Subsidiaries    Subsidiaries      Entries       Resorts, Inc.
                                           -------------    ------------    ------------    -----------     -------------

Net cash used in operating activities        $ (4,557)        $ (1,143)        $   --         $   --             $ (5,700)
                                             --------         --------         ------         --------           --------

Cash flows from investing activities:
 Purchases of property and equipment             --               (161)            --             --                 (161)
 Advances to Litigation Trust                    (500)            --               --             --                 (500)
 Restricted cash (Racing capital improvement)    --                (80)            --             --                  (80)
 Deferred development costs                       (79)          (1,274)            --             --               (1,353)
 Advances to Empire Resorts, Inc.                --             (2,041)            --            2,041               --
                                             --------         --------            ---         --------           --------
Net cash used in investing activities            (579)          (3,556)            --            2,041             (2,094)
                                             --------         --------         ------         --------           --------

Cash flows from financing activities:
 Proceeds form exercise of stock  options      18,932             --               --             --               18,932
 Restricted cash (related to
 revolving credit facility)                       (11)            --               --             --                  (11)
 Advances from subsidiaries                     2,041             --               --           (2,041)              --

                                             --------         --------            ---         --------           --------
Net cash provided by financing activities      20,962             --               --           (2,041)            18,921
                                             --------         --------         ------         --------           --------

Net increase (decrease) in cash
and cash equivalents                           15,826           (4,699)            --             --               11,127
Cash and cash equivalents,
beginning of period                               383            9,088             --             --                9,471
                                             --------         --------         ------         --------           --------

Cash and cash equivalents, end of
period                                       $ 16,209         $  4,389         $   --         $   --             $ 20,598
                                             ========         ========         ======         ========           ========

                                           EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                              Six Months Ended June 30, 2006
                                                        (Unaudited)
                                                      (In Thousands)

                                                                                                            Consolidated
                                              Empire          Guarantor    Non-Guarantor    Eliminating        Empire
                                           Resorts, Inc.    Subsidiaries    Subsidiaries      Entries       Resorts, Inc.
                                           -------------    ------------    ------------    -----------     -------------

Net cash provided by (used in)
operating activities                         $ (2,569)        $  6,761         $   --         $   --           $  4,192
Cash flows from investing activities:
 Purchases of property and  equipment            --               (143)            --             --               (143)
 Advances - Litigation Trust                      (80)            --               --             --                (80)
 Restricted cash (Racing capital
 improvement)                                    --                 30             --             --                 30
 Deferred development costs                       (62)            (860)            --             --               (922)
 Advances to Empire Resorts, Inc.                --             (1,924)            --            1,924             --
                                             --------         --------         ------         --------         --------
Net cash used in investing activities            (142)          (2,897)            --            1,924           (1,115)
                                             --------         --------         ------         --------         --------

Cash flows from financing activities:
 Proceeds from revolving credit
 facility                                         141             --               --             --                141
 Proceeds from exercise of stock
 options                                          971             --               --             --                971
 Restricted cash (related to
 revolving credit facility)                        (7)            --               --             --                 (7)
 Deferred financing costs paid                   (798)            --               --             --               (798)
 Advances from subsidiaries                     1,924             --               --           (1,924)            --
                                             --------         --------         ------         --------         --------
Net cash provided by financing
activities                                      2,231             --               --           (1,924)             307
                                             --------         --------         ------         --------         --------

Net increase (decrease) in cash
and cash equivalents                             (480)           3,864             --             --              3,384
Cash and cash equivalents,
beginning of period                               635            6,357             --             --              6,992
                                             --------         --------         ------         --------         --------

Cash and cash equivalents, end of
period                                       $    155         $ 10,221         $   --         $   --           $ 10,376
                                             ========         ========         ======         ========         ========

NOTE I. STOCKHOLDERS' EQUITY

      On May 24, 2007, we granted 100,000 options to the non-executive Chairman of the Board of Directors. The options vested upon grant, have a strike price of
$7.40 and expire ten years from the date of grant. In the three and six months ended June 30, 2007, we recorded stock-based compensation expense of approximately $633,000 for this grant based upon the estimated value of the options at the date of grant. We also granted 140,000 options to a consultant and two employees (including our chief financial officer) at that time. These options vest one-third at the grant date and one-third each one year and two years from the grant date. They have a strike price of $7.40 and expire ten years from the date of grant. In the three and six months ended June 30, 2007, we recorded stock-based compensation expense of approximately $340,000 for these grants based upon the estimated value attributable to that period of service.

      On January 30, 2007, we granted 10,000 options to all six of our non-employee directors. The options vested upon grant, have a strike price of
$8.74 and expire ten years from the date of grant. In the six months ended June
30, 2007, we recorded stock-based compensation expense of approximately $452,000 for these grants based upon the estimated value of the options at the date of grant. We also granted 15,000 options to two employees at that time. These options vest over three years, have a strike price of $8.74 and expire ten years from the date of grant. In the three and six months ended June 30, 2007, respectively, we recorded stock-based compensation expense of approximately
$17,000 and $29,000 for these grants based upon the estimated value attributable to that period of service.

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

      Stock-based compensation expense included in selling, general and administrative expenses is approximately $1.45 million and $2.38 million respectively, for the three and six months ended June 30, 2007 and approximately
$981,000 and $2.22 million respectively, for the three and six months ended June
30, 2006.

      On March 8, 2007, we authorized issuance of 18,884 shares of our common stock as payment of dividends due for the year ended December 31, 2006 on our
Series B preferred stock. The approximate value of $190,000 was recorded as a reduction of retained earnings and an increase in common stock and additional paid in capital in the six months ended June 30, 2007.

      On March 8, 2006, we authorized issuance of 23,103 shares of our common stock as payment of dividends due for the year ended December 31, 2005 on our
Series B preferred stock. The approximate value of $98,000 was recorded as a reduction of retained earnings and an increase in common stock and additional paid in capital in the six months ended June 30, 2006.

NOTE J. CONCENTRATION

      One debtor, New York Off-Track Betting Corporation represented approximately 35% and 42% of the total outstanding accounts receivable as of
June 30, 2007 and December 31, 2006, respectively.

NOTE K. EMPLOYEE BENEFIT PLAN

      Our eligible employees may participate in a Company-sponsored 401(k)
benefit plan. This Plan covers substantially all employees not eligible for plans resulting from collective bargaining agreements and permits employees to defer up to 15% of their salary up to statutory maximums. The plan also provides for matching contributions by us of up to 100 % salary deferrals that do not exceed 3% of compensation plus 50% of salary deferrals between 3% and 5% of compensation. Our matching contributions for the three and six months ended June
30, 2007 were approximately $46,000 and $103,000, respectively. As of June 30,
2007, 120 employees participated in the plan. The plan was not in effect during the six months ended June 30, 2006.

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

      We adopted the provisions of FIN 48 and FASB Staff Position No. FIN 48-1 on January 1, 2007. The implementation of FIN 48 did not have a material impact on our condensed consolidated financial statements. We file tax returns in the
U.S. federal jurisdiction and in various states. All federal and state tax filings for the Company as of December 31, 2005 have been timely filed. The
Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the
Company has net operating loss and tax credit carry forwards that have attributes from closed periods. Since these net operating loss and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

      As of June 30, 2007, we do not have any uncertain tax positions under FIN
48. As a result, there are no unrecognized tax benefits as of June 30, 2007. If we were to incur any interest and penalties in connection with income tax deficiencies, we would classify interest in the "interest expense" category and classify penalties in the "non-interest expense" category within the consolidated statements of operations.

NOTE M. COMMITMENTS AND CONTINGENCIES

      CASINO DEVELOPMENT.  We are committed to provide development assistance in connection with the establishment and initial operations of tribal gaming authorities for New York State gaming operations for the St. Regis Mohawk
Tribe.  We are also committed to incur costs associated with the development of a casino resort with the St. Regis Mohawk Tribe.  Our payments to or on behalf of the St. Regis Mohawk Tribe are estimated to be approximately
$500,000 per month for the remainder of 2007.

      LITIGATION TRUST. On January 12, 2004, in order to better focus on our business plan, all of our interests with respect to litigation against Harrah's
Operating Company, Inc. were transferred to a liquidating litigation trust. We agreed to provide the litigation trust with a $2.5 million line of credit. As of
June 30, 2007 we have advanced $2,015,000 against that line of credit.

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

VIDEO GAMING OPERATIONS AT MONTICELLO RACEWAY

      A VGM is an electronic gaming device that allows a patron to play electronic versions of various lottery games of chance and is similar in appearance to a traditional slot machine. On June 30, 2004, we began operating
1,744 VGM on 45,000 square feet of floor space at Monticello Raceway. At June
30, 2007, the number of VGM in operation was 1,587. The VGM operation employs approximately 300 employees.

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
Department of the Interior, Dirk Kempthorne, in his official capacity as
Secretary of the Interior, James E. Cason, in his official capacity as Associate
Deputy Secretary of the Interior and Acting Assistant Secretary of the Interior
for Indian Affairs and BIA. The claim alleges that the BIA violated the National
Environmental Policy Act ("NEPA") and the Administrative Procedure Act by
issuing a Finding of No Significant Impact without requiring an environmental impact statement ("EIS") under NEPA. The plaintiffs are seeking an order requiring the preparation of an EIS prior to the Department of the Interior's granting final approvals for the proposed St. Regis Mohawk Casino at Monticello
Raceway and prior to the Department of the Interior's causing the transfer of the subject land into federal trust. . In May 2007, the Sullivan County Farm
Bureau withdrew from the lawsuit.

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

      During the six months ended June 30, 2007 and 2006, Monticello Raceway
Development capitalized approximately $1.4 million and $824,000, respectively, of additional costs associated with advances and casino development projects.
Capitalized costs that are specifically related to our current Indian project are refundable under certain circumstances and amounts advanced are non-interest-bearing. When the financing of the operation is completed the deferred development costs will be evaluated for refund ability and when the operations of a proposed casino commence the balance, if any, systematically recognized over a determinable period. These capitalized costs are periodically reviewed for impairment. At June 30, 2007, Monticello Raceway Development employed three full-time employees.

COMPETITION

      We are now facing significantly increased competition for our VGM operation as a VGM facility has opened at Yonkers Raceway. This newly renovated facility is much closer to New York City than us and has approximately 5,500
VGMs, food and beverage outlets and other amenities. The harness racing operation at this facility has reopened as well and we believe that this has had an adverse effect on certain elements or our racing revenues. In addition, several slot machine facilities have opened in Pennsylvania and one, operated by the Mohegan Tribal Gaming Authority, is within 65 miles of our Monticello property. We believe that our operations for the three and six months ended June
30, 2007 have been adversely affected by this competition when compared with the corresponding period in 2006.

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
six months ended June 30, 2007.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE
30, 2006.

      REVENUES. Net revenues decreased approximately $6.1 million (or 23.4%) for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006.
Revenue from racing decreased by approximately $2.9 million (or 55.1%); revenue from VGM operations decreased by approximately $3.4 million (or 17.0%) and food, beverage and other revenue increased by approximately $117,000 (or 7.2%).
Complimentary expenses decreased approximately $58,000 (or 7.7%).

      The decrease in racing revenues was primarily a result of the reopening of harness racing at Yonkers Raceway. During the period of time that Yonkers
Raceway was closed for construction of VGM facilities our operations benefited from a greater allocation of revenues from OTB facilities. Yonkers Raceway reopened for harness racing in late 2006 and was in operation for the entire three months ended June 30, 2007. That facility was not open for harness racing for the three months ended June 30, 2006.

      We believe that our VGM operations were adversely affected by the opening of a competing VGM facility at Yonkers Raceway in late 2006 and a slot machine facility in Wilkes-Barre, Pennsylvania in January 2007. Our number of daily visits decreased approximately 10% and the daily win per unit fell from $139.77 for the three months ended June 30, 2006 to $115.20 for the three months ended
June 30, 2007 (or 17.6%). The average number of machines in service was 1,587 for the three months ended June 30, 2007 compared to 1,576 for the corresponding period in 2006.

      RACING COSTS. Racing costs decreased by approximately $1.4 million (or
42.6%) to approximately $1.9 million for the three months ended June 30, 2007.
This is less than the reduction in total racing revenues because the reduction in our allocable share of OTB facility revenues does not correlate into a corresponding reduction in operating costs at our facility.

      GAMING COSTS. Gaming (VGM) costs decreased by approximately $2.3 million
(or 13.7%) to approximately $14.4 million for the three months ended June 30,
2007 compared with the corresponding period in 2006. This percentage decrease is less than the percentage decrease in VGM revenues primarily as a result of increases in labor and other operating costs which reduced the effect of the reduction in VGM commissions payable to the New York State Lottery and our horsemen.

      FOOD, BEVERAGE AND OTHER COSTS. Food, beverage and other costs decreased approximately $14,000 (or 2.1%) to approximately $644,000 primarily as a result of a decrease in attendance during the three months ended June 30, 2007.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $705,000 for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. This increase was due primarily to an increase in the valuation reserve for advances to the Litigation Trust of $170,000 compared to the same period in 2006, an increase in salaries and wages, professional fees and other expenses of approximately $204,000, an increase in stock-based compensation of approximately
$473,000 and offset by a reduction in marketing expenses of approximately
$142,000.

      SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30,
2006.

      REVENUES. Net revenues decreased approximately $10.3 million (or 21.2%)
for the six months ended June 30, 2007 compared to the six months ended June 30,
2006. Revenue from racing decreased by approximately $5.1 million (or 51.8%);
revenue from VGM operations decreased by approximately $5.6 million (or 15.0%)
and food, beverage and other revenue increased by approximately $289,000 (or
9.9%). Complimentary expenses were reduced by approximately $53,000.

      The decrease in racing revenues was primarily a result of the reopening of harness racing at Yonkers Raceway. During the period of time that Yonkers
Raceway was closed for construction of VGM facilities our operations benefited from a greater allocation of revenues from OTB facilities. Yonkers Raceway reopened for harness racing in late 2006 and was in operation for the entire six months ended June 30, 2007. That facility was not open for harness racing for the six months ended June 30, 2006.

      VGM operations were adversely affected by the opening of a competing VGM facility at Yonkers Raceway in late 2006 and a slot machine facility in
Wilkes-Barre, Pennsylvania in January 2007. The daily win per unit fell from
$130.15 for the six months ended June 30, 2006 to $109.91 for the six months ended June 30, 2007 (or 15.5%) while the number of daily visits decreased approximately 12%. The average number of machines in service was 1,587 for the six months ended June 30, 2007 compared to 1,576 for the corresponding period in
2006.

      RACING COSTS. Racing costs decreased by approximately $2.5 million (or
38.2%) to approximately $4 million for the six months ended June 30, 2007. This is less than the reduction in total racing revenues because the reduction in our allocable share of OTB facility revenues does not correlate into a corresponding reduction in operating costs at our facility.

      GAMING COSTS. Gaming (VGM) costs decreased by approximately $3.9 million
(or 12.0%) to approximately $28.3 million for the six months ended June 30, 2007 compared with the corresponding period in 2006. This percentage decrease is less than the percentage decrease in VGM revenues primarily as a result of increases in labor and other operating costs which reduced the effect of the reduction in
VGM commissions payable to the New York State Lottery and our horsemen.

      FOOD, BEVERAGE AND OTHER COSTS. Food, beverage and other costs increased approximately $30,000 (or 2.6%) to approximately $1.2 million primarily as a result of menu modifications and increased use of food and beverage items for promotional events, which was reduced by a decrease in the attendance during the six months ended June 30, 2007.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $1.5 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. This increase was due primarily to increased marketing expenses of approximately
$258,000, an increase in the valuation reserve for advances to the Litigation
Trust of $420,000 compared to the same period in 2006, an increase in salaries and wages, professional fees and other expenses of approximately $619,000 and an increase in stock-based compensation of approximately $157,000.

LIQUIDITY AND CAPITAL RESOURCES

      We believe that we have access to sources of working capital that are sufficient to fund our operations for the twelve months ended June 30, 2008. We received $18.75 million in January 2007 as payment for 2.5 million shares of our common stock issued as a result of an option exercised on December 28, 2006 and we have approximately $2.4 million available from our revolving credit facility.
We believe that any significant capital requirements associated with our development projects can be met by additional debt or equity issues, when needed.

      Net cash used by operating activities during the six months ended June 30,
2007 was approximately $5.7 million. For the corresponding period in 2006, there was net cash provided by operations of approximately $4.2 million. The net change of approximately $9.9 million reflects primarily the increase in net loss of approximately $5.3 million and an increase in our purse liability and other accrued expenses in the 2006 period of approximately $3.5 million compared to a reduction of those liabilities for the 2007 period of approximately $2.9 million
(comparative negative impact of approximately $6.4 million). Comparative positive net changes in other working capital accounts (restricted cash, accounts receivable, accounts payable and prepaid expenses) and non-cash charges
(stock-based compensation and valuation allowance for Litigation Trust advances)
account for the remainder of the year to year differences.

      Net cash used in investing activities was approximately $2.1 million for six months ended June 30, 2007 consisting primarily of approximately $1.4 million for deferred development costs, approximately $161,000 for purchases of property and equipment and $500,000 for advances to the Litigation Trust. During the six months ended June 30, 2006, net cash used in investing activities was approximately $1.1 million and consisted primarily of approximately $922,000 for deferred development costs, $80,000 for advances to the Litigation Trust and approximately $143,000 for purchases of property and equipment.

      Net cash provided by financing activities for the six months ended June
30, 2007 was approximately $18.9 million and was almost entirely a result of the proceeds from the exercise of options to purchase our common stock. In the corresponding period in 2006, we received proceeds from the exercise of options to purchase our common stock of approximately $971,000 and approximately
$141,000 from borrowings under our revolving credit facility. We paid approximately $798,000 in costs associated with recording a mortgage on the
Raceway property for the benefit of the holders of our Senior Convertible Notes as required by the Indenture Agreement for those notes.

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

      Interest on any loans made pursuant to the credit facility bear interest, at our option, at the rate of prime plus 2.0% or LIBOR plus 4.0%. In connection with this credit facility, the Bank of New York, the noteholders' trustee under the indenture, and Bank of Scotland, also entered into an Intercreditor
Agreement so that Bank of Scotland will have a first priority position,

notwithstanding the indenture and security documents we executed on July 26,
2004 in connection with our issuance of $65 million of senior convertible notes due 2014. We anticipate fully utilizing the available funds to meet our obligations, including development and operating costs.

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

      On June 21, 2007, we entered into another amendment to our credit facility with Bank of Scotland. The amendment, dated as of June 20, 2007, among other things, (i) extends the maturity date of the Loan Agreement from January 11,
2008 to January 7, 2009, (ii) amends the interest rates of loans under the credit facility to a rate of prime plus 1.5% until July 31, 2008 and prime plus
2.0% thereafter or LIBOR plus 3.5% until July 31, 2008 and LIBOR plus 4.0%
thereafter and (iii) deletes all references to Interest Advances and Line of
Credit Cash Collateral Advances such that the Loan Agreement now provides for total loans of up to $10,000,000. In addition, pursuant to this amendment, we are required to maintain an unrestricted cash balance of an amount that, when added to the unused balance available under the credit facility, is not less than $5,000,000.

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

OFF-BALANCE SHEET ARRANGEMENTS

      On January 12, 2004, in order to better focus on the development of a VGM program at the Raceway and the business arrangements with the Cayuga Nation of
New York, all our interests with respect to litigation against Harrah's
Operating Company, Inc. which alleged tortious interference with contractual and business relationships, were transferred to a liquidating litigation trust. We agreed to provide the litigation trust with a $2.5 million line of credit.
Through June 30, 2007, a total of $2,015,000 had been disbursed to the litigation trust. Due to the unpredictable nature of the litigation and the pending motions currently under review, we have provided for a valuation allowance of $2,015,000 against the receivable from the litigation trust. We expect to make additional disbursements on this line of credit during the remainder of 2007.

      In connection with our development project with the St. Regis Mohawk Tribe we have agreed to make payments to the tribe to support operations of the
Authority and will provide technical assistance, payment of professional and legal consultants and other support as we seek the necessary licenses and approvals to commence construction. Our payments in support of the St. Regis
Mohawk Tribe are estimated to be approximately $500,000 per month in 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to market risk. Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $7.6 million at June 30, 2007 under our revolving credit facility. A change in interest rates of one percent on the balance outstanding at June 30, 2007 would cause a change in total annual interest costs of $76,000. The carrying values of these borrowings approximate their fair values at June 30, 2007.

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

      We carried out an evaluation as of June 30, 2007 under the supervision and with the participation of management, including the Chief Executive Officer and
Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as required by Rule 13a-15 of the Securities
Exchange Act of 1934, as amended. Based upon that evaluation, the Chief
Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings.

CHANGES IN OUR FINANCIAL REPORTING INTERNAL CONTROLS.

      There has been no change in our internal control over financial reporting
(as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities
Exchange Act of 1934, as amended) during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1A.  RISK FACTORS

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
Pursuant to this new law, slot machine facilities could be developed within 30 miles of Monticello Raceway that would compete directly with our VGMs. One such development, the Mohegan Sun at Pocono Downs, opened in January 2007 in
Wilkes-Barre, Pennsylvania, approximately 75 miles southwest of Monticello.
Moreover, a number of well financed Indian tribes and gaming entrepreneurs are presently seeking to develop casinos in New York and Connecticut in areas that are 90 miles from New York City, such as Bridgeport, Connecticut and
Southampton, New York. In addition, we face competition for our VGMs from
Yonkers Raceway and Aqueduct Racetrack, both of which are located closer to New
York City than our facility. Yonkers Raceway re-opened during the fourth quarter of 2006 and Aqueduct Racetrack may open as soon as late 2007 with a new VGM facility. In addition, proposals have been made for the implementation of a similar program in New Jersey, which would include a facility at the Meadowlands
Racetrack. In contrast, we have limited financial resources and currently operate only a harness horse racing facility and VGMs in Monticello, New York, which is approximately a one and a half hour drive from New York City. No assurance can be given that we will be able to compete successfully with the established Atlantic City casinos, existing and proposed regional Indian casinos, slot machine facilities in Pennsylvania or New Jersey, competing VGM facilities at Yonkers Raceway and Aqueduct Racetrack or the casinos proposed to be developed by Harrah's Entertainment, Inc., Trading Cove Associates, Inc. and
the Wisconsin Oneidas in the Catskills region of the State of New York for gaming customers.

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
In order to assist the St. Regis Mohawk Tribe to obtain any such financing, we,

or one of our subsidiaries, may be required to guarantee the St. Regis Mohawk
Tribe's debt obligations. Any guarantees by us or one of our subsidiaries or similar off-balance sheet liabilities, if any, will increase our potential exposure in the event of a default by the St. Regis Mohawk Tribe. Our credit facility and indenture would not currently permit us to guarantee such financing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a) On May 24, 2007, the Company held its annual stockholders'
      meeting in Monticello, New York;

            (b) The following directors were elected based upon the following tabulations of votes:

                                             For          Withheld
                                          ----------      --------
                 Ralph J.  Bernstein      24,404,065       85,838
                 Paul A. deBary           24,325,951      163,952
                 John Sharpe              24,406,255       83,648

ITEM 5.  OTHER INFORMATION

      Effective June 22, 2007, Joseph E. Bernstein tendered his resignation as a director of the Company. This followed a June 21, 2007 determination by the St.
Regis Mohawk Tribal Court approving an assignment to the Catskill Litigation
Trust of a $1.787 billion class action judgment, entered in March 2001, against
Park Place Entertainment Corporation, the predecessor to Harrah's Operating
Company, Inc., a unit of Harrah's Entertainment, Inc. In exchange for the judgment, all enrolled members of the St. Regis Mohawk Tribe became beneficiaries of the Catskill Litigation Trust, of which he is a co-Trustee. Mr.
Bernstein believed that, had he remained on the Board of the Company, he potentially may not be disinterested in connection with matters between the
Company and the St. Regis Mohawk Tribe. At the same time, the position of co-Trustee of the Catskill Litigation Trust, formerly held by Paul A. deBary, was assumed by Dennis C. Vacco, formerly Attorney General of the State of New
York and U.S. Attorney for the Western District of New York. Mr. deBary remains as a director of the Company.

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

                                             EMPIRE RESORTS, INC.

Dated:  August 3, 2007                       /s/ David P. Hanlon
                                             -----------------------------------
                                             David P. Hanlon
                                             President and Chief
                                             Executive Officer

Dated:  August 3, 2007                       /s/ Ronald J. Radcliffe
                                             -----------------------------------
                                             Ronald J. Radcliffe
                                             Chief Financial Officer

