Form 10-Q
period 2007-09-30
EMPIRE RESORTS INC
filed 2007-11-09
CIK 906780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                    FORM 10-Q

                          ---------------------------

(Mark One)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ___________ TO ______________

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes |_|    No [X]

The number of shares outstanding of the issuer's common stock, as of November 2,
2007 was 29,582,182.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

                                            INDEX

PART I     FINANCIAL INFORMATION                                                   PAGE NO.

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of September 30, 2007
              (Unaudited) and December 31, 2006...................................     1

           Condensed Consolidated Statements of Operations (Unaudited)
              for the three and nine months ended September 30, 2007 and 2006.....     2

           Condensed Consolidated Statements of Cash Flows (Unaudited)
              for the nine months ended September 30, 2007 and 2006...............  3 - 4

           Notes to Condensed Consolidated Financial Statements (Unaudited).......     5

ITEM 2.    Management's Discussion and Analysis of Financial Condition and

PART II    OTHER INFORMATION

                                             ii

                          PART I--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

                                   EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                              September 30,
                                                                                  2007        December 31,
                                                                               (Unaudited)       2006
                                                                              ------------    ------------
     ASSETS
Current assets:
     Cash and cash equivalents                                                   $ 16,835      $  9,471
     Restricted cash                                                                1,651         1,747
     Accounts receivable                                                            2,892         5,253
     Prepaid expenses and other current assets                                      1,774         1,545
                                                                                 --------      --------

                   Total current assets                                            23,152        18,016
Property and equipment, net                                                        31,017        31,703
Deferred financing costs, net of accumulated amortization of
     $1,680 in 2007 and $1,364 in 2006                                              2,799         3,116
Deferred development costs                                                         12,441         7,729
                                                                                 --------      --------

TOTAL ASSETS                                                                     $ 69,409      $ 60,564
                                                                                 ========      ========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Revolving credit facility                                                   $  7,617      $  7,617
     Accounts payable                                                               4,763         3,734
     Accrued expenses and other current liabilities                                 5,444         9,936
                                                                                 --------      --------

                   Total current liabilities                                       17,824        21,287

Senior convertible notes                                                           65,000        65,000
                                                                                 --------      --------

Total liabilities                                                                  82,824        86,287
                                                                                 --------      --------

Commitments and contingencies                                                        --            --

Stockholders' deficit:
     Preferred stock, 5,000 shares authorized; $0.01 par value -
          Series B, 44 shares issued and outstanding                                 --            --
          Series E, $10.00 redemption value, 1,731 shares issued
          and outstanding                                                           6,855         6,855
     Common stock, $0.01 par value, 75,000 shares authorized,
     29,582 and 29,428 shares issued and outstanding in 2007
     and 2006, respectively                                                           296           294
     Amount due from exercise of option                                              --         (18,750)
     Additional paid in capital                                                    52,537        49,113
     Accumulated deficit                                                          (73,103)      (63,235)
                                                                                 --------      --------

                   Total stockholders' deficit                                    (13,415)      (25,723)
                                                                                 --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $ 69,409      $ 60,564
                                                                                 ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                     1

                                       38
557007-7
                                   EMPIRE RESORTS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT FOR PER SHARE DATA) (UNAUDITED)

                                                               Three Months Ended       Nine Months Ended
                                                                  September 30,           September 30,
                                                              --------------------    --------------------
                                                                2007        2006        2007        2006
                                                              --------    --------    --------    --------
   REVENUES:
Racing                                                        $  2,174    $  4,280    $  6,897    $ 14,085
Gaming                                                          19,279      23,214      50,850      60,339
Food, beverage and other                                         1,787       2,185       4,577       5,038
                                                              --------    --------    --------    --------
GROSS REVENUES                                                  23,240      29,679      62,324      79,462
Less: Promotional allowances                                      (777)     (1,019)     (2,021)     (2,317)
                                                              --------    --------    --------    --------
   NET REVENUES                                                 22,463      28,660      60,303      77,145
                                                              --------    --------    --------    --------

   COSTS AND EXPENSES:
Racing                                                           1,827       2,936       5,800       9,366
Gaming                                                          16,501      18,625      44,847      50,839
Food, beverage and other                                           716         860       1,912       2,027
Selling, general and administrative *                            3,894       4,160      12,371      11,184
Depreciation                                                       296         287         882         856
                                                              --------    --------    --------    --------

   TOTAL COSTS AND EXPENSES                                     23,234      26,868      65,812      74,272
                                                              --------    --------    --------    --------
INCOME (LOSS) FROM OPERATIONS                                     (771)      1,792      (5,509)      2,873

Amortization of deferred financing costs                           102         170         316         486
Interest expense                                                 1,476       1,492       4,459       4,497
Interest income                                                   (196)        (61)       (605)       (119)
                                                              --------    --------    --------    --------

NET INCOME (LOSS)                                               (2,153)        191      (9,679)     (1,991)
Cumulative undeclared dividends on preferred stock                 388         388       1,164       1,164
                                                              --------    --------    --------    --------

NET LOSS APPLICABLE TO COMMON SHARES                          $ (2,541)   $   (197)   $(10,843)   $ (3,155)
                                                              ========    ========    ========    ========
Weighted average common shares outstanding, basic and
diluted                                                         29,582      26,835      29,503      26,604
                                                              ========    ========    ========    ========
Loss per common share, basic and diluted                      $  (0.09)   $  (0.01)   $  (0.37)   $  (0.12)
                                                              ========    ========    ========    ========
     * Includes stock-based compensation of                   $    675    $  1,000    $  3,054    $  3,222
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

                                                     2

                                   EMPIRE RESORTS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED) (IN THOUSANDS)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                   --------------------
                                                                                     2007        2006
                                                                                   --------    --------
             CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                           $ (9,679)   $ (1,991)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
     Depreciation                                                                       882         856
     Amortization of deferred financing costs                                           316         486
     Allowance for doubtful accounts - Advances to Litigation Trust                     985         355
     Loss on disposition of equipment                                                     1        --
     Stock-based compensation                                                         3,054       3,222
Changes in operating assets and liabilities:
         Restricted cash (VGM Marketing Account)                                        189       1,356
         Accounts receivable                                                          2,361      (1,093)
         Prepaid expenses and other current assets                                     (230)       (626)
         Accounts payable                                                              (895)        102
         Accrued expenses and other current liabilities                              (4,490)      1,367
                                                                                   --------    --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  (7,506)      4,034
                                                                                   --------    --------

             CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                                                    (198)       (169)
Advances to Litigation Trust                                                           (985)       (355)
Restricted cash (Racing capital improvement)                                            (76)        (33)
Deferred development costs                                                           (2,786)     (1,482)
                                                                                   --------    --------
NET CASH USED IN INVESTING ACTIVITIES                                                (4,045)     (2,039)
                                                                                   --------    --------
             CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from revolving credit facility                                                --           141
Proceeds from exercise of stock options                                              18,932         974
Restricted cash (related to revolving credit facility)                                  (17)        (15)
Deferred financing costs paid                                                          --          (798)
                                                                                   --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                            18,915         302
                                                                                   --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             7,364       2,297

CASH AND CASH EQUIVALENTS, beginning of period                                        9,471       6,992
                                                                                   --------    --------
CASH AND CASH EQUIVALENTS, end of period                                           $ 16,835    $  9,289
                                                                                   ========    ========

                                                (Continued)

                                                     3

                                   EMPIRE RESORTS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED) (IN THOUSANDS)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                   --------------------
                                                                                     2007        2006
                                                                                   --------    --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest during the period                                           $  5,759    $  5,915

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Common stock issued in settlement of preferred stock dividends                     $    190    $     98
Non-cash additions to deferred development costs                                   $  1,925    $    222

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                     4

                      EMPIRE RESORTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A. SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

BASIS FOR PRESENTATION

      The condensed consolidated financial statements and notes as of September
30, 2007 and for the three and nine month periods ended September 30, 2007 and
2006 are unaudited and include the accounts of Empire Resorts, Inc. and subsidiaries ("Empire" or "the Company" or "we").

      We operate through three principal subsidiaries, Monticello Raceway
Management, Inc. ("Monticello Raceway Management"), Monticello Casino
Management, LLC ("Monticello Casino Management") and Monticello Raceway
Development Company, LLC ("Monticello Raceway Development"). Currently, only
Monticello Raceway Management has operations that generate revenue.

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

      To conform to the 2007 presentation, certain amounts in the prior year condensed consolidated financial statements have been reclassified.

LIQUIDITY

      We believe that we have access to sources of working capital that are sufficient to fund our operations for the twelve months ended September 30,
2008. We received $18.75 million in January 2007 as payment for 2.5 million shares of our common stock issued as a result of an option exercised on December
28, 2006 and we have approximately $2.4 million available from our revolving credit facility. For our development projects, we believe that any significant capital requirements associated with them can be met by additional debt or equity issuances when needed.

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

      ST. REGIS MOHAWK RESORT DEVELOPMENT

      We previously attempted to develop a casino with the St. Regis Mohawk
Tribe beginning in 1996. On April 6, 2000, the United States Department of the
Interior advised New York State Governor George Pataki that it had determined that the acquisition of 29 acres adjacent to Monticello Raceway would be in the best interest of the St. Regis Mohawk Tribe and would not be detrimental to the community. Such determinations required the concurrence of the Governor of New
York in order for the project to proceed. For a period of time thereafter, the
St. Regis Mohawk Tribe agreed to work exclusively with Park Place Entertainment
Corporation (now part of Harrah's Entertainment, Inc.), which proposed to develop a casino for the St. Regis Mohawk Tribe at the nearby Kutsher's Sporting
Academy. However, by Summer 2005, the needed approvals for a casino at Kutsher's
Sporting Academy had not materialized, and we and the St. Regis Mohawk Tribe's leaders discussed the possibility of moving forward with the previously obtained approvals for the casino project at Monticello Raceway.

      On August 1, 2005, we entered into a letter agreement with the St. Regis
Mohawk Tribe that affirmed, subject to the requested concurrence by the
Governor, all prior contracts to develop an Indian casino at the Raceway. The
St. Regis Mohawk Tribe further agreed to (1) satisfy all requirements for the
Bureau of Indian Affairs (the "BIA") in connection with the transfer of the 29 acres of land to the United States government in trust for the St. Regis Mohawk
Tribe, (2) resolve any remaining issues for the finalization of the pre-existing management agreement with one of our subsidiaries for the project previously submitted to the National Indian Gaming Commission (the "NIGC"), (3) execute any amendment or revision to such management agreement, or any collateral agreements, that may be mutually agreed upon in such process, (4) support the approval of such management agreement, as so amended or revised, by the NIGC and
(5) take any and all reasonably required steps to consummate the land to trust transfer of the parcel pursuant to the April 6, 2000 determination as promptly as practicable following the concurrence of the Governor of New York State.

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

      We currently have a point loyalty program ("Player's Club") that allows our VGM customers to earn points based on the volume of their VGM activity. The estimated redemption value of points earned by customers is recorded as an expense in the period the points are earned. We estimate the amount of points that will be redeemed and record the estimated redemption value of those points as a reduction from revenue in promotional allowances. The factors included in this estimation process include an overall redemption rate, the cost of awards to be offered and the mix of cash, goods and services for which the points will be redeemed. We use historical data to estimate these amounts. The liability recorded for unredeemed points was approximately $196,000 and $202,000 at
September 30, 2007 and December 31, 2006, respectively.

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
Periodically during the year, Monticello Raceway Management petitions the Racing and Wagering Board to certify that the noted expenditures are eligible for reimbursement from the capital improvement fund. The balances in this account were approximately $315,000 and $239,000 at September 30, 2007 and December 31,
2006, respectively.

      In April 2005, the New York law governing VGM operations was modified to provide an increase in the revenues retained by the VGM operator. A portion of that increase was designated as a reimbursement of marketing expenses incurred by the VGM operator. The amount of revenues directed toward this reimbursement is deposited in a bank account under the control of the New York State Lottery and the VGM operator. The funds are transferred from this account to the operator upon the approval by the Lottery officials of the reimbursement requests submitted by the operator. The balances in this account were approximately $887,000 and $1,076,000 at September 30, 2007 and December 31,
2006, respectively.

      In connection with our revolving credit agreement, we agreed to maintain a restricted reserve bank account with the lending institution. The balances in this account were approximately $449,000 and $432,000 at September 30, 2007 and
December 31, 2006, respectively.

      ACCOUNTS RECEIVABLE. Accounts receivable are reported at the amount outstanding. Management expects to collect the entire amount and, accordingly, determined that no allowance is required at September 30, 2007 or December 31,
2006. In the normal course of business, we settle wagers for other racetracks and are potentially exposed to credit risk. We have not experienced significant losses regarding the settlement of wagers. These wagers are included in accounts receivable.

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

      DEFERRED DEVELOPMENT COSTS. Deferred development costs are recorded at cost. In connection with our development activities, we may make advances to tribes for development assistance and to facilitate the establishment and initial operations of tribal gaming authorities. We also incur costs associated with development activities, including salaries of employees engaged in those activities that we capitalize as deferred development costs. We provide technical assistance, engage and pay attorneys and consultants and provide other support for our Indian partners in matters relating to land claims against the
State of New York and agreements for development and operation of the proposed casino developments. We periodically review deferred development costs for impairment as further described below.

      IMPAIRMENT OF LONG-LIVED ASSETS. We periodically review the carrying value of our long-lived assets in relation to historical results, as well as management's best estimate of future trends, events and overall business climate. If such reviews indicate an issue as to whether the carrying value of such assets may not be recoverable, we will then estimate the future cash flows generated by such assets (undiscounted and without interest charges). If such future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.

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
Therefore, basic and diluted losses per common share for the three and nine months ended September 30, 2007 and 2006 were the same.

      The following table shows the approximate number of stock equivalents outstanding at September 30, 2007 and 2006 that could potentially dilute basic income per share in the future but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

                                                    Outstanding at September 30,
                                                    ----------------------------
                                                        2007            2006
                                                    ----------------------------
Options                                              3,502,000       7,563,000
Warrants                                               250,000         250,000
Shares to be issued upon conversion of
convertible debt                                     5,175,000       5,175,000
Unvested restricted stock                                 --            89,000
                                                     ---------       ---------
Total                                                8,927,000      13,077,000
                                                     =========       =========

      ADVERTISING. We expense the costs of general advertising, promotion and marketing programs at the time the costs are incurred. Advertising expense was approximately $227,000 and $816,000, respectively, for the three and nine months ended September 30, 2007 and approximately $638,000 and $1,373,000, respectively, for the three and nine months ended September 30, 2006.

      INCOME TAXES. We apply the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates for the periods in which the differences are expected to affect taxable income. We have established a full valuation allowance against the deferred tax assets until the amounts deferred are expected to be realized.

      ESTIMATES AND ASSUMPTIONS. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We use significant estimates including those related to customer incentives, bad debts, inventories, estimated useful lives for depreciable and amortizable assets, valuation reserves and estimated cash flows in assessing the recoverability of long-lived assets, estimated liabilities for point based customer loyalty programs, income taxes and contingencies. Actual results may differ from estimates.

      STOCK-BASED COMPENSATION. We follow the provisions of SFAS No. 123
(revised 2004) ("SFAS No. 123(R)"), "SHARE-BASED PAYMENT" and use the
Black-Scholes-Merton formula to estimate the fair value of stock options and other equity based compensation. Among other items, SFAS No. 123(R) requires companies to recognize in their financial statements the cost of services received in exchange for awards of equity instruments based on the grant date fair value of those awards. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of 2006 and also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula. Consequently, for all unvested stock options and other equity-based compensation awards granted or modified subsequent to January 1, 2003, compensation expense, based on the fair value on the date of grant or modification, has been recognized or will be recognized over the remaining vesting period.

      RECENT ACCOUNTING PRONOUNCEMENTS. As of the date of filing, no new accounting pronouncements were issued that are expected to have a material impact on our consolidated financial position or results of operations.

NOTE C. PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at September 30, 2007 and
December 31, 2006:

                                                            (in thousands)
                                                      --------------------------
                                                         September    December
                                                         30, 2007     31, 2006
                                                      ------------- ------------

Land                                                   $    770        $    770
Land improvements                                         1,515           1,510
Buildings                                                 4,583           4,583
Building improvements                                    24,613          24,513
Vehicles                                                    137             140
Furniture, fixtures and equipment                         3,042           2,949
                                                       --------        --------

                                                         34,660          34,465
Less - Accumulated depreciation                          (3,643)         (2,762)
                                                       --------        --------

                                                       $ 31,017        $ 31,703
                                                       ========        ========

      Depreciation expense was approximately $296,000 and $882,000, respectively, for the three and nine months ended September 30, 2007 and approximately $287,000 and $856,000, respectively, for the three and nine months ended September 30, 2006.

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

      The following tables reflect activity in the deferred development cost accounts for the nine months ended September 30, 2007 and 2006.

                                                                         Activity for Nine Months Ended
                                                                               September 30, 2007
                                                         ---------------------------------------------------------------
                                                           Balance                                            Balance
                                                         January 1,                                        September 30,
                                                            2007          Additions        Impairment           2007
                                                         ----------       ---------        ----------      -------------
                                                                                (in thousands)
 ADVANCES TO AND PAYMENTS ON BEHALF OF THE ST.
              REGIS MOHAWK TRIBE:
Advances for operations of Tribal Gaming
Authority                                                  $   381          $   489          $  --            $   870
Legal fees and other professional fees relating
to casino resort development                                 1,895            4,094             --              5,989
                                                           -------          -------          ------           -------
                                                             2,276            4,583             --              6,859
Costs specifically associated with site at
Raceway                                                      5,453              129             --              5,582
                                                           -------          -------          ------           -------
Total development costs                                    $ 7,729          $ 4,712          $  --            $12,441
                                                           =======          =======          ======           =======

                                                                         Activity for Nine Months Ended
                                                                               September 30, 2006
                                                         ---------------------------------------------------------------
                                                           Balance                                            Balance
                                                         January 1,                                        September 30,
                                                            2006          Additions        Impairment           2006
                                                         ----------       ---------        ----------      -------------
                                                                                (in thousands)
 ADVANCES TO AND PAYMENTS ON BEHALF OF THE ST.
              REGIS MOHAWK TRIBE:
Advances for operations of Tribal Gaming
Authority                                                  $    67          $   246          $  --            $   313
Legal fees and other professional fees relating
to casino resort development                                   163              926             --              1,089
                                                           -------          -------          ------           -------
                                                               230            1,172             --              1,402
Costs specifically associated with site at
Raceway                                                      5,328               87             --              5,415
                                                           -------          -------          ------           -------
Total development costs                                    $ 5,558          $ 1,259          $  --            $ 6,817
                                                           =======          =======          ======           =======

      In connection with our development project with the St. Regis Mohawk Tribe we have agreed to make payments to the tribe to support operations of the Tribal
Gaming Authority and will provide technical assistance, payment of professional and legal consultants and other support as we seek the necessary licenses and approvals to commence construction. Our payments to or on behalf of the St.
Regis Mohawk Tribe are estimated to be approximately $125,000 per month for the remainder of 2007.

NOTE E. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities is comprised of the following at September 30, 2007 and December 31, 2006:

                                                             September  December
                                                             30, 2007   31, 2006
                                                             -------------------
                                                                (in thousands)
                                                             -------------------
Liability for horseracing purses                              $1,585     $4,862
Accrued interest                                                 867      2,167
Accrued payroll                                                  502        710
Accrued other                                                  2,490      2,197
                                                              ------     ------

     Total accrued expenses and other current liabilities     $5,444     $9,936
                                                              ======     ======

NOTE F. SENIOR CONVERTIBLE NOTES

      On July 26, 2004, we issued $65 million of 5.5% senior convertible notes
(the "notes") that are convertible into approximately 5.2 million shares of common stock, subject to adjustment upon the occurrence or non-occurrence of certain events. The notes were issued with a maturity date of July 31, 2014 and the holders have the right to demand that we repurchase the notes at par plus accrued interest on July 31, 2009. Interest is payable semi-annually on January
31 and July 31.

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

      The notes initially accrued interest at an annual rate of 5.5%, subject to the occurrence of the "Trigger Event". Since the events that constitute the
"Trigger Event" have not occurred, the notes have accrued interest from and after July 31, 2005 at an annual rate of 8%. The interest rate will return to
5.5% upon the occurrence of the Trigger Event. All of the following events must occur to create the "Trigger Event" under the notes: publication in the Federal
Register of approval by the Secretary of the Interior of a Class III gaming compact for the Cayuga Catskill Resort; written approval of a gaming facility management agreement on behalf of the chairman of the National Indian Gaming
Commission; and the land in Monticello, New York to be used for the development of the Cayuga Catskill Resort having been transferred to the United States in trust for the Cayuga Nation of New York.

      The notes can be converted into shares of our common stock at any time prior to maturity, redemption or repurchase. The initial conversion rate is
72.727 shares per each $1,000 principal amount of notes, subject to adjustment.
This conversion rate was equivalent to an initial conversion price of $13.75 per share. Since the "Trigger Event" did not occur on or prior to July 31, 2005, the initial conversion rate per each $1,000 principal amount of notes was reset to
$12.56 per share. This rate would result in the issuance of 5,175,159 shares upon conversion.

      We recognized interest expense associated with the notes of approximately
$1.3 million and $3.9 million for the three and nine months ended September 30,
2007 and 2006, respectively.

NOTE G. REVOLVING CREDIT FACILITY

      On June 21, 2007, we entered into an amendment to our $10 million credit facility with Bank of Scotland. The amendment, dated as of June 20, 2007, among other things, (i) extends the maturity date of our 2005 Loan Agreement from
January 11, 2008 to January 7, 2009, (ii) amends the interest rates of loans under the credit facility to a rate of prime plus 1.5% until July 31, 2008 and prime plus 2.0% thereafter or LIBOR plus 3.5% until July 31, 2008 and LIBOR plus
4.0% thereafter and (iii) deletes all references to Interest Advances and Line of Credit Cash Collateral Advances such that the Loan Agreement now provides for total loans of up to $10,000,000. In addition, pursuant to this amendment, we are required to maintain an unrestricted cash balance of an amount that, when added to the unused balance available under the credit facility, is not less than $5,000,000. As security for borrowings under the facility, we agreed to have our wholly owned subsidiary, Monticello Raceway Management, grant a mortgage on the Raceway property and our material subsidiaries guarantee our obligations under the credit facility. We also agreed to pledge our equity interests in all of our current and future subsidiaries, maintain certain reserves, and grant a first priority secured interest in all of our assets, now owned or later acquired. This arrangement contains financial covenants.

      We recognized interest expense for the credit facility of approximately
$176,000 and $559,000, respectively, for the three and nine months ended
September 30, 2007 and approximately $192,000 and $597,000, respectively, for the three and nine months ended September 30, 2006.

        At September 30, 2007 we were in compliance with the financial covenants contained in our agreement with the Bank of Scotland.

NOTE H. SUPPLEMENTAL GUARANTOR INFORMATION

      As discussed in Notes F and G, our obligations with respect to our Senior
Convertible Notes and Revolving Credit Facility are guaranteed by our operating subsidiaries.

                                        EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATING BALANCE SHEET
                                                  SEPTEMBER 30, 2007
                                                     (UNAUDITED)
                                                    (IN THOUSANDS)

                                                                                                        Consolidated
                                               Empire        Guarantor    Non-Guarantor   Eliminating      Empire
                                            Resorts, Inc.  Subsidiaries   Subsidiaries      Entries     Resorts, Inc.
                                            -------------  ------------   -------------   -----------   -------------
ASSETS
Cash and cash equivalents                    $  12,125      $   4,710       $    --         $    --       $  16,835
Restricted cash                                    449          1,202            --              --           1,651
Accounts receivable                               --            2,892            --              --           2,892
Prepaid expenses and other assets                  165          1,609            --              --           1,774
Investments in subsidiaries                      5,060           --              --            (5,060)         --
Inter-company accounts                         146,843           --              --          (146,843)         --
Property and equipment, net                          3         31,014            --              --          31,017
Deferred financing costs, net                    2,799           --              --              --           2,799
Deferred development costs                         254         12,187            --              --          12,441
                                             ---------      ---------       ---------       ---------     ---------

TOTAL ASSETS                                 $ 167,698      $  53,614       $    --         $(151,903)    $  69,409
                                             =========      =========       =========       =========     =========

LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)

Revolving credit facility                    $   7,617      $    --         $    --         $    --       $   7,617
Accounts payable                                   786          3,977            --              --           4,763
Accrued expenses and other liabilities           1,092          4,352            --              --           5,444
Inter-company accounts                            --           53,261          93,582        (146,843)         --
Senior convertible notes                        65,000           --              --              --          65,000
                                             ---------      ---------       ---------       ---------     ---------
Total liabilities                               74,495         61,590          93,582        (146,843)       82,824

Stockholders' equity (deficit)                  93,203         (7,976)        (93,582)         (5,060)      (13,415)
                                             ---------      ---------       ---------       ---------     ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)               $ 167,698      $  53,614       $    --         $(151,903)    $  69,409
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
                                             =========      =========       =========       =========     =========

                                        EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                        THREE MONTHS ENDED SEPTEMBER 30, 2007
                                                     (UNAUDITED)
                                                    (IN THOUSANDS)

                                                                                                        Consolidated
                                               Empire        Guarantor    Non-Guarantor   Eliminating      Empire
                                            Resorts, Inc.  Subsidiaries   Subsidiaries      Entries     Resorts, Inc.
                                            -------------  ------------   -------------   -----------   -------------
REVENUES
   Racing                                     $   --         $  2,174        $   --         $   --         $  2,174
   Gaming                                         --           19,279            --             --           19,279
   Food, beverage and other                       --            1,787            --             --            1,787
                                              --------       --------        --------       --------       --------
Gross revenues                                    --           23,240            --             --           23,240
Less: Promotional allowances                      --             (777)           --             --             (777)
                                              --------       --------        --------       --------       --------
Net revenues                                      --           22,463            --             --           22,463
                                              --------       --------        --------       --------       --------

COSTS AND EXPENSES
Racing                                            --            1,827            --             --            1,827
Gaming                                            --           16,501            --             --           16,501
Food, beverage and other                          --              716            --             --              716
Selling, general and administrative              2,419          1,475            --             --            3,894
Depreciation                                         1            295            --             --              296
                                              --------       --------        --------       --------       --------

                Total costs and expenses         2,420         20,814            --             --           23,234
                                              --------       --------        --------       --------       --------

Income (loss) from operations                   (2,420)         1,649            --             --             (771)
Amortization of deferred financing costs           102           --              --             --              102
Inter-company interest (income) expense
& other                                         (1,121)         1,121            --             --             --
Interest expense                                 1,476           --              --             --            1,476
Interest income                                   (184)           (12)           --             --             (196)
                                              --------       --------        --------       --------       --------

Net income (loss)                             $ (2,693)      $    540        $   --         $   --         $ (2,153)
                                              ========       ========        ========       ========       ========

                                        EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                        THREE MONTHS ENDED SEPTEMBER 30, 2006
                                                     (UNAUDITED)
                                                    (IN THOUSANDS)

                                                                                                        Consolidated
                                               Empire        Guarantor    Non-Guarantor   Eliminating      Empire
                                            Resorts, Inc.  Subsidiaries   Subsidiaries      Entries     Resorts, Inc.
                                            -------------  ------------   -------------   -----------   -------------
REVENUES
   Racing                                     $   --         $  4,280        $   --         $   --         $  4,280
   Gaming                                         --           23,214            --             --           23,214
   Food, beverage and other                       --            2,185            --             --            2,185
                                              --------       --------        --------       --------       --------
Gross revenues                                    --           29,679            --             --           29,679
Less: Promotional allowances                      --           (1,019)           --             --           (1,019)
                                              --------       --------        --------       --------       --------

Net revenues                                      --           28,660            --             --           28,660
                                              --------       --------        --------       --------       --------

COSTS AND EXPENSES
Racing                                            --            2,936            --             --            2,936
Gaming                                            --           18,625            --             --           18,625
Food, beverage and other                          --              860            --             --              860
Selling, general and administrative              2,112          2,048            --             --            4,160
Depreciation                                         1            286            --             --              287
                                              --------       --------        --------       --------       --------

                Total costs and expenses         2,113         24,755            --             --           26,868
                                              --------       --------        --------       --------       --------
Income (loss) from operations                   (2,113)         3,905            --             --            1,792
Amortization of deferred financing costs           170           --              --             --              170
Inter-company interest (income) expense &
other                                           (1,201)         1,201            --             --             --
Interest expense                                 1,492           --              --             --            1,492
Interest income                                     (7)           (54)           --             --              (61)
                                              --------       --------        --------       --------       --------

Net income (loss)                             $ (2,567)      $  2,758        $   --         $   --         $    191
                                              ========      ========        ========       ========       ========

                                        EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                         NINE MONTHS ENDED SEPTEMBER 30, 2007
                                                     (UNAUDITED)
                                                    (IN THOUSANDS)

                                                                                                        Consolidated
                                               Empire        Guarantor    Non-Guarantor   Eliminating      Empire
                                            Resorts, Inc.  Subsidiaries   Subsidiaries      Entries     Resorts, Inc.
                                            -------------  ------------   -------------   -----------   -------------
REVENUES
   Racing                                     $   --         $  6,897        $   --         $   --         $  6,897
   Gaming                                         --           50,850            --             --           50,850
   Food, beverage and other                       --            4,577            --             --            4,577
                                              --------       --------        --------       --------       --------
Gross revenues                                    --           62,324            --             --           62,324
Less: Promotional allowances                      --           (2,021)           --             --           (2,021)
                                              --------       --------        --------       --------       --------

Net revenues                                      --           60,303            --             --           60,303
                                              --------       --------        --------       --------       --------

COSTS AND EXPENSES
Racing                                            --            5,800            --             --            5,800
Gaming                                            --           44,847            --             --           44,847
Food, beverage and other                          --            1,912            --             --            1,912
Selling, general and administrative              8,066          4,305            --             --           12,371
Depreciation                                         3            879            --             --              882
                                              --------       --------        --------       --------       --------

                Total costs and expenses         8,069         57,743            --             --           65,812
                                              --------       --------        --------       --------       --------

Income (loss) from operations                   (8,069)         2,560            --             --           (5,509)
Amortization of deferred financing costs           316           --              --             --              316
Inter-company interest (income) expense
& other                                         (3,345)         3,345            --             --             --
Interest expense                                 4,459           --              --             --            4,459
Interest income                                   (569)           (36)           --             --             (605)
                                              --------       --------        --------       --------       --------

Net loss                                      $ (8,930)      $   (749)       $   --         $   --         $ (9,679)
                                              ========       ========        ========       ========       ========

                                        EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                         NINE MONTHS ENDED SEPTEMBER 30, 2006
                                                     (UNAUDITED)
                                                    (IN THOUSANDS)

                                                                                                        Consolidated
                                               Empire        Guarantor    Non-Guarantor   Eliminating      Empire
                                            Resorts, Inc.  Subsidiaries   Subsidiaries      Entries     Resorts, Inc.
                                            -------------  ------------   -------------   -----------   -------------
REVENUES
   Racing                                     $   --         $ 14,085        $   --         $   --         $ 14,085
   Gaming                                         --           60,339            --             --           60,339
   Food, beverage and other                       --            5,038            --             --            5,038
                                              --------       --------        --------       --------       --------
Gross revenues                                    --           79,462            --             --           79,462
Less: Promotional allowances                      --           (2,317)           --             --           (2,317)
                                              --------       --------        --------       --------       --------

Net revenues                                      --           77,145            --             --           77,145
                                              --------       --------        --------       --------       --------
COSTS AND EXPENSES
Racing                                            --            9,366            --             --            9,366
Gaming                                            --           50,839            --             --           50,839
Food, beverage and other                          --            2,027            --             --            2,027
Selling, general and administrative              6,531          4,653            --             --           11,184
Depreciation                                         3            853            --             --              856
                                              --------       --------        --------       --------       --------

                Total costs and expenses         6,534         67,738            --             --           74,272
                                              --------       --------        --------       --------       --------

Income (loss) from operations                   (6,534)         9,407            --             --            2,873
Amortization of deferred financing costs           486           --              --             --              486
Inter-company interest (income) expense
& other                                         (3,710)         3,710            --             --             --
Interest expense                                 4,497           --              --             --            4,497
Interest income                                    (16)          (103)           --             --             (119)
                                              --------       --------        --------       --------       --------

Net income (loss)                             $ (7,791)      $  5,800        $   --         $   --         $ (1,991)
                                              ========       ========        ========       ========       ========

                                        EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                         NINE MONTHS ENDED SEPTEMBER 30, 2007
                                                     (UNAUDITED)
                                                    (IN THOUSANDS)

                                                                                                        Consolidated
                                               Empire        Guarantor    Non-Guarantor   Eliminating      Empire
                                            Resorts, Inc.  Subsidiaries   Subsidiaries      Entries     Resorts, Inc.
                                            -------------  ------------   -------------   -----------   -------------

Net cash used in operating activities         $ (6,192)      $ (1,314)       $   --         $   --         $ (7,506)
                                              --------       --------        --------       --------       --------

Cash flows from investing activities:
  Purchases of property and equipment             --             (198)           --             --             (198)
  Advances to Litigation Trust                    (985)          --              --             --             (985)
  Restricted cash (Racing capital
  improvement)                                    --              (76)           --             --              (76)
  Deferred development costs                      (129)        (2,657)           --             --           (2,786)
  Advances to Empire Resorts, Inc.                --             (133)           --              133           --
                                              --------       --------        --------       --------       --------

Net cash used in investing activities           (1,114)        (3,064)           --              133         (4,045)
                                              --------       --------        --------       --------       --------

Cash flows from financing activities:
  Proceeds form exercise of stock options       18,932           --              --             --           18,932
  Restricted cash (related to revolving
  credit facility)                                 (17)          --              --             --              (17)
  Advances from subsidiaries                       133           --              --             (133)          --
                                              --------       --------        --------       --------       --------
Net cash provided by financing activities       19,048           --              --             (133)        18,915
                                              --------       --------        --------       --------       --------

Net increase (decrease) in cash and cash
equivalents                                     11,742         (4,378)           --             --            7,364
Cash and cash equivalents, beginning of
period                                             383          9,088            --             --            9,471
                                              --------       --------        --------       --------       --------

Cash and cash equivalents, end of period      $ 12,125       $  4,710        $   --         $   --         $ 16,835
                                              ========       ========        ========       ========       ========

                                        EMPIRE RESORTS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                         NINE MONTHS ENDED SEPTEMBER 30, 2006
                                                     (UNAUDITED)
                                                    (IN THOUSANDS)

                                                                                                        Consolidated
                                               Empire        Guarantor    Non-Guarantor   Eliminating      Empire
                                            Resorts, Inc.  Subsidiaries   Subsidiaries      Entries     Resorts, Inc.
                                            -------------  ------------   -------------   -----------   -------------

Net cash provided by (used in)
operating activities                          $(5,142)       $ 9,176         $  --          $  --           $ 4,034
                                              -------        -------         -------        -------         -------
Cash flows from investing activities:
  Purchases of property and equipment            --             (169)           --             --              (169)
  Advances - Litigation Trust                    (355)          --              --             --              (355)
  Restricted cash (Racing capital
  improvement)                                   --              (33)           --             --               (33)
  Deferred development costs                      (87)        (1,395)           --             --            (1,482)
  Advances to Empire Resorts, Inc.               --           (4,757)           --            4,757            --
                                              -------        -------         -------        -------         -------

Net cash used in investing activities            (442)        (6,354)           --            4,757          (2,039)
                                              -------        -------         -------        -------         -------

Cash flows from financing activities:
  Proceeds from revolving credit
  facility                                        141           --              --             --               141
  Proceeds from exercise of stock
  options                                         974           --              --             --               974
  Restricted cash (related to
  revolving credit facility)                      (15)          --              --             --               (15)
  Deferred financing costs paid                  (798)          --              --             --              (798)
  Advances from subsidiaries                    4,757           --              --           (4,757)           --
                                              -------        -------         -------        -------         -------
Net cash provided by financing
activities                                      5,059           --              --           (4,757)            302
                                              -------        -------         -------        -------         -------

Net increase (decrease) in cash and
cash equivalents                                 (525)         2,822            --             --             2,297
Cash and cash equivalents, beginning
of period                                         635          6,357            --             --             6,992
                                              -------        -------         -------        -------         -------

Cash and cash equivalents, end of
period                                        $   110        $ 9,179         $  --          $  --           $ 9,289
                                              =======        =======         =======        =======         =======

NOTE I. STOCKHOLDERS' EQUITY

      On August 10, 2007, we granted 25,000 options to the non-executive
Chairman of the Board of Directors. The options vested upon grant, have a strike price of $5.25 and expire ten years from the date of grant. In the three and nine months ended September 30, 2007, we recorded stock-based compensation expense of approximately $112,000 for this grant based upon the estimated value of the options at the date of grant.

      On August 21, 2007, we granted 15,000 options to each of our two new non-employee directors. The options vested upon grant, have a strike price of
$4.53, expire ten years from the date of grant and will not lapse before the expiration of that term if the recipient does not remain a director. In the three and nine months ended September 30, 2007, we recorded stock-based compensation expense of approximately $116,000 for these grants based upon the estimated value of the options at the date of grant.

      On May 24, 2007, we granted 100,000 options to the non-executive Chairman of the Board of Directors. The options vested upon grant, have a strike price of
$7.40 and expire ten years from the date of grant. In the nine months ended
September 30, 2007, we recorded stock-based compensation expense of approximately $633,000 for this grant based upon the estimated value of the options at the date of grant. We also granted 140,000 options to a consultant and two employees (including our chief financial officer) at that time. These options vest one-third at the grant date and one-third each one year and two years from the grant date. They have a strike price of $7.40 and expire ten years from the date of grant. In the three and nine months ended September 30,
2007, we recorded stock-based compensation expense of approximately $111,000 and
$452,000, respectively, for these grants based upon the estimated value attributable to that period of service.

      On January 30, 2007, we granted 10,000 options to all six of our non-employee directors. The options vested upon grant, have a strike price of
$8.74 and expire ten years from the date of grant. In the nine months ended
September 30, 2007, we recorded stock-based compensation expense of approximately $452,000 for these grants based upon the estimated value of the options at the date of grant. We also granted 15,000 options to two employees at that time. These options vest over three years, have a strike price of $8.74 and expire ten years from the date of grant. In the three and nine months ended
September 30, 2007, respectively, we recorded stock-based compensation expense of approximately $17,000 and $46,000 for these grants based upon the estimated value attributable to that period of service.

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

      On August 10, 2006, we granted 110,000 options to two officers and 60,000 options to two employees. The options vest over two to three years, have a strike price of $5.53 and expire ten years from the date of grant. In the three months and nine months ended September 30, 2007, we recorded stock-based compensation expense of approximately $70,000 and $283,000, respectively and in the three and nine months ended September 30, 2006, we recorded stock-based compensation expense of approximately $189,000 for these grants based upon the estimated value of the options at the date of grant and the periods over which the rights to exercise vest.

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

      Stock-based compensation expense included in selling, general and administrative expenses is approximately $675,000 and $3.05 million respectively, for the three and nine months ended September 30, 2007 and approximately $1.0 million and $3.22 million respectively, for the three and nine months ended September 30, 2006.

      On March 8, 2007, we authorized issuance of 18,884 shares of our common stock as payment of dividends due for the year ended December 31, 2006 on our
Series B preferred stock. The approximate value of $190,000 was recorded as a reduction of retained earnings and an increase in common stock and additional paid in capital in the nine months ended September 30, 2007.

      On March 8, 2006, we authorized issuance of 23,103 shares of our common stock as payment of dividends due for the year ended December 31, 2005 on our
Series B preferred stock. The approximate value of $98,000 was recorded as a reduction of retained earnings and an increase in common stock and additional paid in capital in the nine months ended September 30, 2006.

NOTE J. CONCENTRATION

      One debtor, New York Off-Track Betting Corporation represented approximately 26% and 42% of the total outstanding accounts receivable as of
September 30, 2007 and December 31, 2006, respectively.

NOTE K. EMPLOYEE BENEFIT PLAN

      Our eligible employees may participate in a Company-sponsored 401(k)
benefit plan. This Plan covers substantially all employees not eligible for plans resulting from collective bargaining agreements and permits employees to defer up to 15% of their salary up to statutory maximums. The plan also provides for matching contributions by us of up to 100 % salary deferrals that do not exceed 3% of compensation plus 50% of salary deferrals between 3% and 5% of compensation. Our matching contributions for the three and nine months ended
September 30, 2007 were approximately $58,000 and $161,000, respectively. As of
September 30, 2007, 111 employees participated in the plan. The plan became effective on August 1, 2006 and the matching contributions for the three and nine months ended September 30, 2006 were approximately $50,000.

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

      As of September 30, 2007, we do not have any uncertain tax positions under
FIN 48. As a result, there are no unrecognized tax benefits as of September 30,
2007. If we were to incur any interest and penalties in connection with income tax deficiencies, we would classify interest in the "interest expense" category and classify penalties in the "non-interest expense" category within the consolidated statements of operations.

        We file tax returns in the U.S. federal jurisdiction and in various states. All federal and state tax filings for the Company as of December 31,
2006 have been timely filed. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2003. During the periods open to examination, the Company has net operating loss and tax credit carry forwards that have attributes from closed periods. Since these net operating loss and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

NOTE M. COMMITMENTS AND CONTINGENCIES

      CASINO DEVELOPMENT.  We are committed to provide development assistance in connection with the establishment and initial operations of tribal gaming authorities for New York State gaming operations for the St. Regis Mohawk
Tribe.  We are also committed to incur costs associated with the development of a casino resort with the St. Regis Mohawk Tribe.  Our payments to or on behalf of the St. Regis Mohawk Tribe are estimated to be approximately
$125,000 per month for the remainder of 2007.

      LITIGATION TRUST. On January 12, 2004, in order to better focus on our business plan, all of our interests with respect to litigation against Harrah's
Operating Company, Inc. were transferred to a liquidating litigation trust. We agreed to provide the litigation trust with a $2.5 million line of credit. As of
September 30, 2007, we have advanced the full amount of $2.5 million against that line of credit.

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

NOTE N. SUBSEQUENT EVENTS

      On November 1, 2007, the St. Regis Mohawk Tribe filed a complaint in the
United States District Court for the District of Columbia against Dirk
Kempthorne, in his official capacity of Secretary of the Interior, claiming that
Secretary Kempthorne has unlawfully withheld or unreasonably delayed the St.
Regis Mohawks Tribe's application to take 29 acres adjacent to Monticello
Raceway into trust and has abused his discretion and acted arbitrarily, capriciously and in bad faith, in each case in violation of the Administrative
Procedures Act. Among other things, the St. Regis Mohawk Tribe is seeking an order compelling Secretary Kempthorne to act on its trust application request within thirty (30) days. There can be no assurance that the Court will issue an order to compel Secretary Kempthorne to act on the St. Regis Mohawk Tribe's
trust application or that any relief ordered by the Court will be provided promptly.

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

VIDEO GAMING OPERATIONS AT MONTICELLO RACEWAY

      A VGM is an electronic gaming device that allows a patron to play electronic versions of various lottery games of chance and is similar in appearance to a traditional slot machine. On June 30, 2004, we began operating
1,744 VGM on 45,000 square feet of floor space at Monticello Raceway. At
September 30, 2007, the number of VGM in operation was 1,587. The VGM operation employs approximately 300 employees.

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

ST. REGIS MOHAWK RESORT DEVELOPMENT

      We previously attempted to develop a casino with the St. Regis Mohawk
Tribe beginning in 1996. On April 6, 2000, the United States Department of the
Interior advised New York State Governor George Pataki that it had determined that the acquisition of 29 acres adjacent to Monticello Raceway would be in the best interest of the St. Regis Mohawk Tribe and would not be detrimental to the community. Such determinations required the concurrence of the Governor of New
York in order for the project to proceed. For a period of time thereafter, the
St. Regis Mohawk Tribe agreed to work exclusively with Park Place Entertainment
Corporation (now part of Harrah's Entertainment, Inc.), which proposed to develop a casino for the St. Regis Mohawk Tribe at the nearby Kutsher's Sporting
Academy. However, by Summer 2005, the needed approvals for a casino at Kutsher's
Sporting Academy had not materialized, and we and the St. Regis Mohawk Tribe's leaders discussed the possibility of moving forward with the previously obtained approvals for the casino project at Monticello Raceway.

      On August 1, 2005, we entered into a letter agreement with the St. Regis
Mohawk Tribe that affirmed, subject to the requested concurrence by the
Governor, all prior contracts to develop an Indian casino at the Raceway. The
St. Regis Mohawk Tribe further agreed to (1) satisfy all requirements for the
Bureau of Indian Affairs (the "BIA") in connection with the transfer of the 29 acres of land to the United States government in trust for the St. Regis Mohawk
Tribe, (2) resolve any remaining issues for the finalization of the pre-existing management agreement with one of our subsidiaries for the project previously submitted to the National Indian Gaming Commission (the "NIGC"), (3) execute any amendment or revision to such management agreement, or any collateral agreements, that may be mutually agreed upon in such process, (4) support the approval of such management agreement, as so amended or revised, by the NIGC and
(5) take any and all reasonably required steps to consummate the land to trust transfer of the parcel pursuant to the April 6, 2000 determination as promptly as practicable following the concurrence of the Governor of New York State.

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

      Under the currently proposed form of the Gaming Facility Management
Agreement, the Authority will retain us to manage all casino style gaming activities, other than horserace wagering and Class II gaming, which may be conducted on the land for seven years commencing upon the NIGC's approval of the agreement. We would also be retained to manage all lawful commercial activities on the land related to gaming such as automatic teller machines, food service, lodging and retail. At the same time, we have agreed to assist the Authority to obtain financing for the gaming enterprise and all related commercial activities. In exchange for these services, we are entitled to receive a management fee equal to 30% of the net revenues derived from the operations we manage.

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

        Capitalized costs that are specifically related to our current Indian project are refundable under certain circumstances and amounts advanced are non-interest-bearing. When the financing of the operation is completed the deferred development costs will be evaluated for refund ability and when the operations of a proposed casino commence the balance, if any, systematically recognized over a determinable period. These capitalized costs are periodically reviewed for impairment. At September 30, 2007, Monticello Raceway Development
employed three full-time employees.

COMPETITION

      We are now facing significantly increased competition for our VGM operation as a VGM facility has opened at Yonkers Raceway. This newly renovated facility is much closer to New York City than us and has approximately 5,500
VGMs, food and beverage outlets and other amenities. The harness racing operation at this facility has reopened as well and we believe that this has had an adverse effect on certain elements or our racing revenues. In addition, several slot machine facilities have opened in Pennsylvania and one, operated by the Mohegan Tribal Gaming Authority, is within 65 miles of our Monticello property. We believe that our operations for the three and nine months ended
September 30, 2007 have been adversely affected by this competition when compared with the corresponding period in 2006.

      A number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties and potential competitive threats to business at our existing property. The timing and occurrence of these events remain uncertain.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our Annual Report on Form 10-K for the year ended December 31, 2006 includes a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements. There were no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2007.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED
SEPTEMBER 30, 2006.

      REVENUES. Net revenues decreased approximately $6.2 million (or 21.6%) for the quarter ended September 30, 2007 compared to the quarter ended September 30,
2006. Revenue from racing decreased by approximately $2.1 million (or 49.2%);
revenue from VGM operations decreased by approximately $3.9 million (or 17.0%)
and food, beverage and other revenue decreased by approximately $398,000 (or
18.2%). Complimentary expenses ("promotional allowances") decreased approximately $242,000 (or 23.7%).

      The decrease in racing revenues was primarily a result of the reopening of harness racing at Yonkers Raceway. During the period of time that Yonkers
Raceway was closed for construction of VGM facilities our operations benefited from a greater allocation of revenues from OTB facilities. Yonkers Raceway reopened for harness racing in late 2006 and was in operation for the entire three months ended September 30, 2007. That facility was not open for harness racing for the three months ended September 30, 2006.

      We believe that our VGM operations were adversely affected by the opening of a competing VGM facility at Yonkers Raceway in late 2006 and a slot machine facility in Wilkes-Barre, Pennsylvania in January 2007. Our number of daily visits decreased approximately 28% and the daily win per unit fell from $162.98 for the three months ended September 30, 2006 to $134.98 for the three months ended September 30, 2007 (or 17.2%). The average number of machines in service was 1,587 for the three months ended September 30, 2007 compared to 1,583 for the corresponding period in 2006.

      RACING COSTS. Racing costs decreased by approximately $1.1 million (or
37.7%) to approximately $1.8 million for the three months ended September 30,
2007. This is less than the percentage reduction in total racing revenues because the reduction in our allocable share of OTB facility revenues does not correlate into a corresponding reduction in operating costs at our facility.

      GAMING COSTS. Gaming (VGM) costs decreased by approximately $2.1 million
(or 11.4%) to approximately $16.5 million for the three months ended September
30, 2007 compared with the corresponding period in 2006. This percentage decrease is less than the percentage decrease in VGM revenues primarily as a result of increases in labor and other operating costs, which reduced the effect of the reduction in VGM commissions payable to the New York State Lottery and our horsemen. Our contractual payments to the New York State Lottery and our horsemen (net of our "marketing allowance") are approximately 72% of VGM revenues. Accordingly, it is unlikely that the percentage decrease in our total gaming costs would ever match or exceed the corresponding decrease in gaming revenues.

      FOOD, BEVERAGE AND OTHER COSTS. Food, beverage and other costs decreased approximately $144,000 (or 16.7%) to approximately $716,000 primarily as a result of a decrease in the number of customer visits during the three months ended September 30, 2007.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately $266,000 for the three months ended September 30, 2007 as compared to the three months ended September 30,
2006. Our marketing expenses decreased by approximately $576,000 reflecting, in part, reduction in customer visits, stock-based compensation decreased by approximately $325,000, the valuation reserve for advances to the Litigation
Trust increased by $210,000 and professional and consulting fees increased by approximately $319,000 compared to the same period in 2006. The remaining increase in expense of approximately $106,000 resulted from relatively small individual increases in several expense classifications.

      INTEREST INCOME. Interest income increased by approximately $135,000 for the three months ended September 30, 2007 as compared to the three months ended
September 30, 2006. The primary source of funds available for investment in 2007 was proceeds from the exercise of options to purchase 2.5 million shares of our common stock received in January 2007.

      NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED
SEPTEMBER 30, 2006.

      REVENUES. Net revenues decreased approximately $16.8 million (or 21.8%)
for the nine months ended September 30, 2007 compared to the nine months ended
September 30, 2006. Revenue from racing decreased by approximately $7.2 million
(or 51.0%); revenue from VGM operations decreased by approximately $9.5 million
(or 15.7%) and food, beverage and other revenue decreased by approximately
$461,000 (or 9.2%). Complimentary expenses ("promotional allowances") were reduced by approximately $296,000.

      The decrease in racing revenues was primarily a result of the reopening of harness racing at Yonkers Raceway. During the period of time that Yonkers
Raceway was closed for construction of VGM facilities our operations benefited from a greater allocation of revenues from OTB facilities. Yonkers Raceway reopened for harness racing in late 2006 and was in operation for the entire nine months ended September 30, 2007. That facility was not open for harness racing for the nine months ended September 30, 2006.

      VGM operations were adversely affected by the opening of a competing VGM facility at Yonkers Raceway in late 2006 and a slot machine facility in
Wilkes-Barre, Pennsylvania in January 2007. The daily win per unit fell from
$140.05 for the nine months ended September 30, 2006 to $117.37 for the nine months ended September 30, 2007 (or 16.2%) while the number of daily visits decreased approximately 19%. The average number of machines in service was 1,587 for the six months ended September 30, 2007 compared to 1,578 for the corresponding period in 2006.

      RACING COSTS. Racing costs decreased by approximately $3.6 million (or
38.1%) to approximately $5.8 million for the nine months ended September 30,
2007. This is less than the percentage reduction in total racing revenues because the reduction in our allocable share of OTB facility revenues does not correlate into a corresponding reduction in operating costs at our facility.

      GAMING COSTS. Gaming (VGM) costs decreased by approximately $6.0 million
(or 11.8%) to approximately $44.8 million for the nine months ended September
30, 2007 compared with the corresponding period in 2006. This percentage decrease is less than the percentage decrease in VGM revenues primarily as a result of increases in labor and other operating costs, which reduced the effect of the reduction in VGM commissions payable to the New York State Lottery and our horsemen. Our contractual payments to the New York State Lottery and our horsemen (net of our "marketing allowance") are approximately 72% of VGM revenues. Accordingly, it is unlikely that the percentage decrease in our total gaming costs would ever match or exceed the corresponding decrease in gaming revenues.

      FOOD, BEVERAGE AND OTHER COSTS. Food, beverage and other costs decreased approximately $115,000 (or 5.7%) to approximately $1.9 million. The percentage decrease is less than the related revenues primarily as a result of menu modifications and increased use of food and beverage items for promotional events.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $1.2 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30,
2006. Marketing expenses decreased by approximately $304,000, the valuation reserve for advances to the Litigation Trust increased by $630,000, salaries and wages, professional fees and other expenses increased by approximately $928,000 and stock-based compensation decreased by approximately $168,000 compared to the same period in 2006. The remaining increase in expense of approximately $101,000 resulted from relatively small individual increases in several expense classifications.

      INTEREST INCOME. Interest income increased by approximately $486,000 for the nine months ended September 30, 2007 as compared to the nine months ended
September 30, 2006. The primary source of funds available for investment in 2007 was proceeds from the exercise of options to purchase 2.5 million shares of our common stock received in January 2007.

LIQUIDITY AND CAPITAL RESOURCES

      We believe that we have access to sources of working capital that are sufficient to fund our operations for the twelve months ended September 30,
2008. We received $18.75 million in January 2007 as payment for 2.5 million shares of our common stock issued as a result of an option exercised on December
28, 2006 and we have approximately $2.4 million available from our revolving credit facility. We believe that any significant capital requirements associated with our development projects can be met by additional debt or equity issuances, when needed.

      Net cash used by operating activities during the nine months ended
September 30, 2007 was approximately $7.5 million. For the corresponding period in 2006, there was net cash provided by operations of approximately $4.0 million. The net change of approximately $11.5 million reflects primarily the increase in net loss of approximately $7.7 million and the use of cash to reduce our purse liability and other accrued expenses in the 2007 period by approximately $4.5 million compared to an increase in those liabilities for the
2006 period of approximately $1.4 million (comparative negative impact of approximately $5.9 million). Comparative positive net aggregate changes in other working capital accounts (restricted cash, accounts receivable, accounts payable and prepaid expenses) and non-cash charges (stock-based compensation and valuation allowance for Litigation Trust advances) account for the remainder of the year to year differences.

      Net cash used in investing activities was approximately $4.0 million for nine months ended September 30, 2007 consisting primarily of approximately $2.8 million for deferred development costs, approximately $198,000 for purchases of property and equipment and $985,000 for advances to the Litigation Trust. During the nine months ended September 30, 2006, net cash used in investing activities was approximately $2.0 million and consisted primarily of approximately $1.5 million for deferred development costs, $355,000 for advances to the Litigation
Trust and approximately $169,000 for purchases of property and equipment.

      Net cash provided by financing activities for the nine months ended
September 30, 2007 was approximately $18.9 million and was almost entirely a result of the proceeds from the exercise of options to purchase our common stock. In the corresponding period in 2006, we received proceeds from the exercise of options to purchase our common stock of approximately $974,000 and approximately $141,000 from borrowings under our revolving credit facility. We paid approximately $798,000 in costs associated with recording a mortgage on the
Raceway property for the benefit of the holders of our Senior Convertible Notes as required by the Indenture Agreement for those notes.

      On June 21, 2007, we entered into an amendment to our $10 million credit facility with Bank of Scotland. The amendment, dated as of June 20, 2007, among other things, (i) extends the maturity date of our 2005  Loan Agreement from January
11, 2008 to January 7, 2009, (ii) amends the interest rates of loans under the credit facility to a rate of prime plus 1.5% until July 31, 2008 and prime plus
2.0% thereafter or LIBOR plus 3.5% until July 31, 2008 and LIBOR plus 4.0%
thereafter and (iii) deletes all references to Interest Advances and Line of
Credit Cash Collateral Advances such that the Loan Agreement now provides for total loans of up to $10 million. In addition, pursuant to this amendment, we are required to maintain an unrestricted cash balance of an amount that, when added to the unused balance available under the credit facility, is not less than $5 million.

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
Through September 30, 2007, a total of $2.5 million had been disbursed to the litigation trust. Due to the unpredictable nature of the litigation and the pending motions currently under review, we have provided for a valuation allowance of $2.5 million against the receivable from the litigation trust.

      In connection with our development project with the St. Regis Mohawk Tribe we have agreed to make payments to the tribe to support operations of the
Authority and will provide technical assistance, payment of professional and legal consultants and other support as we seek the necessary licenses and approvals to commence construction. Our payments in support of the St. Regis
Mohawk Tribe are estimated to be approximately $125,000 per month in 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not utilize financial instruments for trading purposes and hold no derivative financial instruments that could expose us to market risk. Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $7.6 million at September 30, 2007 under our revolving credit facility. A change in interest rates of one percent on the balance outstanding at September 30, 2007 would cause a change in total annual interest costs of $76,000. The carrying values of these borrowings approximate their fair values at September 30, 2007.

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

      We carried out an evaluation as of September 30, 2007 under the supervision and with the participation of management, including the Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as required by
Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer
concluded that our disclosure controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries)
that must be included in our periodic Securities and Exchange Commission filings.

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
Moreover, a number of well financed Indian tribes and gaming entrepreneurs are presently seeking to develop casinos in New York and Connecticut in areas that are 90 miles from New York City, such as Bridgeport, Connecticut and
Southampton, New York. In addition, we face competition for our VGMs from
Yonkers Raceway and Aqueduct Racetrack, both of which are located closer to New
York City than our facility. Yonkers Raceway re-opened during the fourth quarter of 2006 and Aqueduct Racetrack may open as soon as late 2008 with a new VGM facility. In addition, proposals have been made for the implementation of a similar program in New Jersey, which would include a facility at the Meadowlands
Racetrack. In contrast, we have limited financial resources and currently operate only a harness horse racing facility and VGMs in Monticello, New York, which is approximately a one and a half hour drive from New York City. No assurance can be given that we will be able to compete successfully with the established Atlantic City casinos, existing and proposed regional Indian casinos, slot machine facilities in Pennsylvania or New Jersey, competing VGM facilities at Yonkers Raceway and Aqueduct Racetrack or the casinos proposed to be developed by Harrah's Entertainment, Inc., Trading Cove Associates, Inc. and
the Wisconsin Oneidas in the Catskills region of the State of New York for gaming customers.

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

ITEM 5.  OTHER INFORMATION

      On November 1, 2007, the St. Regis Mohawk Tribe filed a complaint in the
United States District Court for the District of Columbia against Dirk
Kempthorne, in his official capacity of Secretary of the Interior, claiming that
Secretary Kempthorne has unlawfully withheld or unreasonably delayed the St.
Regis Mohawks Tribe's application to take 29 acres adjacent to Monticello
Raceway into trust and has abused his discretion and acted arbitrarily, capriciously and in bad faith, in each case in violation of the Administrative
Procedures Act. Among other things, the St. Regis Mohawk Tribe is seeking an order compelling Secretary Kempthorne to act on its trust application request within thirty (30) days. There can be no assurance that the Court will issue an order to compel Secretary Kempthorne to act on the St. Regis Mohawk Tribe's
trust application or that any relief ordered by the Court will be provided promptly.

ITEM 6.  EXHIBITS

3.1   Second Amended Restated By-Laws, as of February 12, 2002.  (1)

3.2   Amendment No. 1 to the Second Amended and Restated By-Laws, dated November
      11, 2003. (1)

3.3   Amendment No. 2 to the Second Amended and Restated By-Laws, dated August
      10, 2007. (2)

31.1  Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2  Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1  Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2  Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(1)   Incorporated by reference to Empire Resorts, Inc.'s Form 10-KSB for the year ended December 31, 2003.

(2)   Incorporated by reference to Empire Resorts, Inc.'s Current Report on Form
      8-K, filed with the Securities and Exchange Commission on August 16, 2007.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of
1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EMPIRE RESORTS, INC.

Dated:  November 8, 2007                   /s/ David P. Hanlon
                                           -------------------------------------
                                           David P. Hanlon
                                           President and Chief Executive Officer

Dated:  November 8, 2007                   /s/ Ronald J. Radcliffe
                                           -------------------------------------
                                           Ronald J. Radcliffe
                                           Chief Financial Officer

