Form 10-K
EMPIRE RESORTS INC
filed 2008-03-17
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 1-12522

EMPIRE RESORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4141279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 N. Green Valley Parkway, Suite 200, Henderson, NV 89074
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (702) 990-3355

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value per share	Nasdaq Global Market

5-1/2% Secured Convertible Notes Due 2014	The PORTAL Market

Securities registered under Section 12(g) of the Act: Common Stock, $.01 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes ☒	No ☐

INDEX

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒

The aggregate market value of the issuer’s common equity held by non-affiliates, as of June 29, 2007 was $196,077,737, based on the closing price of the common stock on the Nasdaq Global Market.

As of March 11, 2008, there were 29,699,601 shares of the issuer’s common equity outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Item 11 of Part III will be incorporated by reference to certain portions of a definitive proxy statement, which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

i

INDEX

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management’s current expectations.  Examples of such forward-looking statements include our expectations of results with respect to our strategy.  Although we believe that our expectations are based upon reasonable assumptions, there can be no assurances that our financial goals will be realized.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by us or on our behalf.  Any statements herein that are not statements of historical fact may be forward-looking statements.  Among others, the words, “believes,” “anticipates,” “plans,” “estimates,” and “expects” are intended to identify forward-looking statements.  Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by these forward looking statements include, but are not limited to, the risk factors set forth in Item 1A of this Annual Report.  Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this filing.  We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

Item 1.	Business.

Overview

Empire Resorts, Inc. (“Empire,” the “Company,” “us” or “we”) was organized as a Delaware corporation on March 19, 1993, and since that time has served as a holding company for various subsidiaries engaged in the hospitality and gaming industries.

Through our wholly-owned subsidiary, Monticello Raceway Management, Inc., we currently own and operate Monticello Gaming and Raceway, a harness horseracing facility located in Monticello, New York, 90 miles Northwest of New York City.  At Monticello Gaming and Raceway, we conduct pari-mutuel wagering through the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and the export simulcasting of our races to offsite pari-mutuel wagering facilities.  In addition, we operate more than 1,500 video gaming machines (“VGMs”) in conjunction with the New York State Lottery at the grandstand of Monticello Gaming and Raceway.

We have been working to develop a Class III casino with various Indian tribes beginning in 1996. Our most recent efforts have been in partnership with the St. Regis Mohawk Tribe focused on a site owned by us adjacent to our Monticello, New York facility.  We were advised, however, that on January 4, 2008, the St. Regis Mohawk Tribe received a letter from James E. Cason of the Bureau of Indian Affairs (the “BIA”) denying the St. Regis Mohawk Tribe's request to take 29.31 acres into trust for the purpose of building a Class III gaming facility to be located at Monticello Gaming and Raceway.  In addition, our agreements with the St. Regis Mohawk Tribe and the St. Regis Mohawk Gaming Authority expired by their terms on December 31, 2007.

We plan to grow and diversify our business by marketing our services to gaming and hospitality clients, seeking consulting relationships with additional gaming clients and pursuing joint ventures or other growth opportunities.  We have an agreement, subject to certain conditions, with Concord Associates, L.P. (“Concord”) to develop a hotel, convention center, gaming facility and harness horseracing track on 160 acres of land located in Kiamesha Lake, New York (the “Entertainment City Project”).  Implementation of this project will involve the relocation of our current VGM facility and harness horseracing track to this new site.  We have also identified 29.31 acres of land adjacent to Monticello Gaming and Raceway for the development of a Class III casino.  In addition, we are pursuing additional commercial and entertainment projects on the remaining 200 acres of land owned by the Company at this site.  The development of a Class III casino would require either an amendment to the New York State Constitution to permit Class III casino gaming or an agreement with either the St. Regis Mohawk Tribe or any other Indian tribe for the development of a Class III casino, together with certain necessary federal and state regulatory approvals.

INDEX

As used herein, Class III gaming means a full casino including slot machines, on which the outcome of play is based upon randomness, and various table games including ,but not limited to, poker, blackjack and craps.  As used herein, Class II gaming means a gaming facility with video lottery terminals (“VLTs”) and no table games.  VLTs look like slot machines, but are actually fixed odds machines, on which the outcome of play is not based on randomness.

Monticello Gaming and Raceway

Monticello Gaming and Raceway began operations in 1958 and currently features:

•	1,587 VGMs;

•	year-round live harness horse racing;

•	year-round simulcast pari-mutuel wagering on thoroughbred and harness horse racing from across the country;

•	a 5,000-seat grandstand and a 100-seat clubhouse with retractable windows;

•	parking spaces for 2,000 cars and 10 buses;

•	a 350-seat buffet and food court with three outlets;

•	a large central bar and an additional clubhouse bar; and

•	an entertainment lounge with seating for 75 people.

VGM Operations.  We currently operate a 45,000 square foot VGM facility at Monticello Gaming and Raceway.  VGMs are electronic gaming devices that allow patrons to play electronic versions of various lottery games of chance and are similar in appearance and feel to traditional slot machines.  VGM operations at Monticello Gaming and Raceway began on June 30, 2004.  At December 31, 2007, the number of VGMs in operation was 1,587.

Revenues derived from our VGM operations consist of VGM revenues and related food and beverage concession revenues.  Each of the VGMs is owned by the State of New York.  By statute, for a period of five years beginning April 1, 2008, 42% of gross VGM revenue will be distributed to us, which represents an increase over the current vendor fee of 32% for the first $50 million annually, 29% for the next $100 million annually, and 26% thereafter.  Following the five-year period, 40% of the first $50 million, 29% of the next $100 million and 26% thereafter of gross VGM revenue will be distributed to us. Gross VGM revenues consist of the total amount wagered at our VGMs, less prizes awarded.   The statute also provides a vendor’s marketing allowance for racetracks operating video lottery programs of 10% on the first $100 million of net revenues generated and 8% thereafter, which represents an increase over the current marketing allowance of 8% for the first $100 million annually, and 5% thereafter.  The legislation authorizing the implementation of VGMs at Monticello Gaming and Raceway expires in 2013.

During the past decade, the operation of video gaming devices at racetracks in several states outside New York has enhanced state lottery revenues and improved the racetrack’s economic performance.  Our VGM operations have helped to increase our racing revenues through increased attendance at our racetrack from customers for our VGM facility resulting in increased handles at the racetrack.  In addition, the VGM operations have supported increased purses, which allow for higher profile racing activities.

INDEX

VGM activities in the State of New York are presently overseen by the Division of the Lottery of the State of New York.

Raceway Operations.  Monticello Gaming and Raceway derives its racing revenue principally from:

•	wagering at Monticello Gaming and Raceway on live races run at Monticello Gaming and Raceway;

•	fees from wagering at out-of-state locations on races run at Monticello Gaming and Raceway using export simulcasting;

•	revenue allocations, as prescribed by law, from betting activity at off-track betting facilities in New York City, Nassau County and the Catskills region of the State of New York;

•	wagering at Monticello Gaming and Raceway on races broadcast from out-of-state racetracks using import simulcasting; and

•	admission fees, program and racing form sales, food and beverages sales and certain other ancillary activities.

Simulcasting.  Import and, particularly, export simulcasting is an important part of Monticello Gaming and Raceway’s business.  Simulcasting is the process by which a live horse race held at one facility (the “host track”) is transmitted to another location that allows its patrons to wager on that race.  Amounts wagered are then collected from each off-track betting location and combined into appropriate pools at the host track where the final odds and payouts are determined.  With the exception of a few holidays, Monticello Gaming and Raceway offers year-round simulcast wagering from racetracks across the country, including Churchill Downs, Hollywood Park, Santa Anita Racetrack, Gulfstream Park, Aqueduct Racetrack, Belmont Park and Saratoga Racecourse.  In addition, races of national interest, such as the Kentucky Derby, Preakness Stakes and Breeders’ Cup supplement regular simulcast programming.  Monticello Gaming and Raceway also exports live broadcasts of its races to casinos and off-track betting facilities in other states.

Pari-mutuel Wagering.  Monticello Gaming and Raceway’s racing revenue is derived from pari-mutuel wagering at the track and government mandated revenue allocations from certain New York State off-track betting locations.  In pari-mutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds.  The dollars wagered form a pool of funds from which winnings are paid based on odds determined by the wagering activity.  The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a “take-out” or gross commission from which the racetrack pays state and county taxes and racing purses.  Monticello Gaming and Raceway’s pari-mutuel commission rates are fixed as a percentage of the total handle or amounts wagered.

If we are successful in completing our agreement with Concord for the Entertainment City Project, our operations at Monticello Gaming and Raceway will be moved to the Concord property on 160 acres of land located in Kiamesha Lake, New York.

Competitive Advantages

We believe that if we are able to develop gaming operations in the Catskills region in the State of New York, they will be successful because the Catskills area has historically been a resort area, where popularity declined as a result of the growth of destinations such as Atlantic City and Las Vegas.  Located approximately 90 miles northwest of New York City, a Class III casino resort at the current Monticello Gaming and Raceway site would be a shorter trip from the nation’s most populous metropolitan area than either Atlantic City or any regional Indian casino, including Foxwoods and Mohegan Sun in Connecticut.  There are approximately 1.3 million adults living within 50 miles of the Catskills area.  In addition, roughly 18.4 million adults live within 100 miles of the Catskills area, an area where household income averages approximately $76,000.  Specifically, Monticello Gaming and Raceway is directly adjacent to Highway 17, has highly visible signage and convenient access, and is less than 1,000 feet from the highway’s exit.  There is currently no direct competition for our VGM operations within 55 miles of Monticello Gaming and Raceway.

INDEX

Development

Entertainment City Project

On February 8, 2008, we entered into an Agreement to Form Limited Liability Company and Contribution Agreement with Concord (the “Contribution Agreement”), pursuant to which we and Concord will form a limited liability company (the “LLC”) and enter into an Operating Agreement.

The closing of the transaction is conditioned on, among other things, (i) distribution to us of at least $50 million (less amounts outstanding under our existing credit facility with Bank of Scotland that are to be assumed by the LLC); (ii) receipt of all necessary approvals for the transfer of our gaming and racing licenses, including from the Bank of Scotland, holders of our convertible senior notes, the New York State Racing and Wagering Board and the New York State Lottery; (iii) transfer of our obligations related to our credit facility to the LLC; (iv) entry into construction, development, casino development, casino and hotel management contracts; and (v) approval by our stockholders, if required by law.  No assurance can be given that the conditions to the closing of the transaction will be satisfied in order to complete the transaction, as planned.

The Contribution Agreement may be terminated by either us or Concord if financing commitments have not been received by June 30, 2008.  If not previously completed, the Contribution Agreement terminates on August 31, 2008, subject to extensions under certain conditions.  The Contribution Agreement may also be terminated by either us or Concord if Concord’s management committee has neither approved the transaction nor waived the condition requiring such approval by May 1, 2008, in which case we are entitled to a $1 million fee.

Pursuant to the Contribution Agreement, we, together with our subsidiary, will contribute our gaming and racing licenses and operations at Monticello Gaming and Raceway and Concord will contribute 160 acres of land located in Kiamesha Lake, New York (the “Concord Property”).  We and Concord will develop the Entertainment City Project on the Concord Property, which is expected to include a 100,000 square foot gaming area, a harness horseracing track, convention center, hotel, golf privileges, retail stores, restaurants and various family entertainment activities. There are zoning and final site plan approvals for a 1.5 million-square foot facility. The gaming floor will be built within the hotel, adjacent to a new 5/8th mile, state-of-the-art harness track.  Upon approval and completion of construction, we expect the new facility to significantly increase the current revenues generated for New York State, which goes to fund education.  Financing for the Entertainment City Project is to either be State of New York supported and/or financed through private sources.

Concord will be responsible for the development of the Entertainment City Project.  Concord’s affiliate, George A. Fuller Company, will be the general contractor.  We will be responsible for development of the gaming facility and for managing and operating the hotel, gaming facility and harness horseracing track. We and Concord will share equally the fees that we each earn in connection with our respective development and management efforts, as well as share equally any distributions available following the repayment of any debt service and the payment of any preferred returns due to any of the members of the LLC.  We will receive a preference on the first $8 million of distributions.  Construction fees earned by George A. Fuller Company will not be shared with us.

Class III Casino Development

We have identified 29.31 acres of land adjacent to Monticello Gaming and Raceway for the development of a Class III casino.  A Class III casino resort at Monticello Gaming and Raceway, as planned, is expected to feature 160,000 square feet of gaming space with 3,500 slot machines and 125 table games, restaurants, bars and other amenities consistent with such a facility.

The 29.31-acre site has already received zoning and site plan approval for the proposed Class III casino.  However, the construction plans are only in a preliminary stage and are subject to additional approvals by relevant government authorities.  Currently, we are not permitted to operate a Class III casino at Monticello Gaming and Raceway because Class III casino gaming, other than Indian gaming, is not allowed in New York.  In order to operate a Class III casino at Monticello Gaming and Raceway, therefore, an amendment to the New York State Constitution to permit Class III casino gaming would need to be passed or we would need to enter into an agreement with the St. Regis Mohawk Tribe or any other Indian  ribe for the development of such a Class III casino.  In order to be amended to permit Class III casino gaming, the New York State Constitution requires the passage of legislation in two consecutive legislative sessions and then passage of the majority of the state's voters in a statewide referendum.  If we enter into an agreement with an Indian tribe for the development of a Class III casino, we would be required to obtain certain federal and state regulatory approvals.

INDEX

We have been working to develop a Class III casino with various Indian tribes beginning in 1996.   This process requires certain determinations to be made by the Department of Interior, a concurrence by the governor of New York State, and completion of federal environmental reviews.  During this process, in April 2000, the St. Regis Mohawk Tribe received the required two-part determination necessary to conduct gaming activities on newly acquired land.  On February 19, 2007, the Governor of New York issued his concurrence with regard to this April 2000 Secretarial Determination that found that the request of the St. Regis Mohawk Tribe to take 29.31 acres into trust for the purpose of building a Class III gaming facility to be located at Monticello Gaming and Raceway, in accordance with the Indian Gaming Regulatory Act of 1988, as amended (the “Land-to-Trust Transfer”) would be in the St. Regis Mohawk Tribe’s and its members’ best interest and would not be detrimental to the surrounding communities.  In addition to the concurrence, the Governor also signed an amendment to the gaming compact between the St. Regis Mohawk Tribe and New York State pursuant to which New York State would receive 20% of slot-machine revenues for the first two years after the St. Regis Mohawk Tribe’s Class III casino to be located at Monticello Gaming and Raceway opens, 23% for the next two years and 25% thereafter.  On December 21, 2006, the St. Regis Mohawk Tribe received a letter from James E. Cason of the BIA stating that the St. Regis Mohawk Tribe’s Final Environmental Assessment for the project had been deemed sufficient, that an Environmental Impact Study would not be required and that a formal Finding of No Significant Impact (“FONSI”) related to the proposed federal action approving the Land-to-Trust Transfer had been issued.

We were advised, however, that on January 4, 2008, the St. Regis Mohawk Tribe received a letter from James E. Cason of the BIA denying the St. Regis Mohawk Tribe's request to take 29.31 acres into trust for the purpose of building a Class III gaming facility to be located at Monticello Gaming and Raceway, in accordance with the Indian Gaming Regulatory Act of 1988, as amended.  The request was apparently denied based upon newly-issued guidance concerning regulations promulgated under the Indian Gaming Regulatory Act of 1988, as amended, relating to the need of the St. Regis Mohawk Tribe for additional land, the purposes for which the land would be used, and the distance of the land from the St. Regis Mohawk Tribe’s reservation.  On January 11, 2008, the St. Regis Mohawk Tribe filed a lawsuit against the United States Department of the Interior, Dirk Kempthorne, in his official capacity as Secretary of the Interior, James E. Cason, in his official capacity as Associate Deputy Secretary of the Interior, and Carl J. Artman, in his official capacity as Associate Secretary of the Interior for Indian Affairs, in federal district court in New York for unlawfully rejecting the Land-to-Trust Transfer.

The St. Regis Mohawk Gaming Authority failed to establish a closing date by December 31, 2007 for the consummation of the transactions contemplated by the Second Amended and Restated Land Purchase Agreement by and between St. Regis Mohawk Gaming Authority and Monticello Raceway Management, Inc., dated as of December 1, 2005, as amended.  As a result, the Second Amended and Restated Land Purchase Agreement, and related agreements, expired by their terms.  On February 5, 2008, we notified the St. Regis Mohawk Tribe that as a result of the BIA decision we were postponing further development efforts, but would continue to work with the St. Regis Mohawk Tribe with respect to their litigation to overturn the Secretary of the Interior's decision. On February 6, 2008, the St. Regis Mohawk Tribe issued a press release accusing us of abandoning the St. Regis Mohawk Tribe and breaching our gaming agreements with it.  We issued a press release on February 6, 2008 in which we confirmed that we had not abandoned the St. Regis Mohawk casino project in Monticello and had no intention of doing so. On February 13, 2008, the St. Regis Mohawk Tribe issued a press release stating that they were formally parting ways with us and had notified local officials and leaders in New York State and Congress, including the National Indian Gaming Commission (the “NIGC”), of their formal departure from our proposed project. Additionally, the St. Regis Mohawk Tribe announced on February 13, 2008 that it had formally withdrawn its federal lawsuit against the Secretary of the Interior.  On February 14, 2008, three of our subsidiaries filed for arbitration with the American Arbitration Association against the St. Regis Mohawk Tribe and the St. Regis Mohawk Gaming Authority seeking declarations as to the effectiveness of each of the agreements.  On February 20, 2008, however, the St. Regis Mohawk Tribe announced in a news article that it did not view arbitration as necessary since it acknowledges that the agreements have expired.

INDEX

Competition

Monticello Gaming and Raceway

Generally, Monticello Gaming and Raceway does not compete directly with other harness racing tracks in New York State for live racing patrons.  However, Monticello Gaming and Raceway does face intense competition for off-track wagering at numerous gaming sites within the State of New York and the surrounding region.  The inability to provide larger purses for the races at Monticello Gaming and Raceway has been a significant limitation on its ability to compete for off-track wagering revenues.

In New York, the primary competition for Monticello Gaming and Raceway is expected to be from two racetracks located within the New York City metropolitan area, Yonkers Raceway and Aqueduct Racetrack.  Yonkers Raceway re-opened during the fourth quarter of 2006. It appears that the VGM facility at Aqueduct Racetrack will not be opened until late 2008, at the earliest. In addition, proposals have been made for the implementation of a similar program in New Jersey, which would include a facility at the Meadowlands Racetrack.

In July 2004, Pennsylvania enacted a law legalizing the operation of up to 61,000 slot machines at 14 locations throughout the state. The holders of horse racing licenses in Pennsylvania may apply for 7 of the 14 licenses to operate slot machines, while the other 7 locations have yet to be identified. On January 25, 2005, the Mohegan Tribal Gaming Authority acquired Pocono Downs Racetrack and five off-track wagering operations. Pocono Downs Racetrack opened in January 2007 with approximately 3,000 machines. Pocono Downs Racetrack is located in Wilkes-Barre, Pennsylvania, approximately 75 miles southwest of Monticello. In October 2007, the Mt. Airy Casino Resort opened with approximately 2,500 slot machines and includes a hotel and a golf course.  The Mt. Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello.

Competing Casinos and Proposed Casino Projects

In Atlantic City there are currently more than 10 casino hotels, several of which are either new or have recently undergone substantial improvements.

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

In December 2006, the Mashantucket Pequot Nation announced that they had signed agreements with a major casino company, MGM Mirage, to collaborate on a major destination hotel/casino resort adjacent to the existing Foxwoods facility and other development activities.  The new facility will be known as the “MGM Grand at Foxwoods” and is expected to open in Spring 2008 and will operate subject to a long term licensing agreement.

In October 1996, the Mohegan Nation opened the Mohegan Sun casino in Uncasville, Connecticut, located 10 miles from Foxwoods Resort and Casino. The Mohegan Sun casino has approximately 6,400 slot machines and 300 table games, off-track betting, bingo, 30 food and beverage outlets, and retail stores and completed the first phase of an expansion project that included a 115,000 square foot casino, a 10,000 seat arena, 40 retail shops, dining venues and two additional parking garages, accommodating up to 5,000 cars, in September 2001.  The second phase included a 1,200 guest room, 34 story tower hotel with convention facilities and a spa which opened in the summer of 2002.

In 2001, the New York State Legislature and the New York State Governor authorized the building of three Indian casinos in the Catskills region of the State of New York.  In November of 2004, a number of Indian tribes entered into agreements with the State of New York with respect to land claims against the State.  These agreements require state and federal legislation to be enacted in order to implement their provisions.  Recent court decisions have adversely affected the likelihood of such legislation being adopted.

INDEX

The Stockbridge Munsee Band of Mohicans, currently located in Wisconsin, asserting aboriginal roots in New York State, has applied for approval to develop an Indian casino in the Catskills region of the State of New York.  Their partner, Trading Cove Associates, Inc., developers of the successful Mohegan Sun casino in Connecticut, has purchased an option on 300 acres as a potential site on which to build a $600 million hotel and casino on a site approximately 5 miles east of Monticello Gaming and Raceway. In November 2004, the Stockbridge Munsee Band of Mohicans entered into an Agreement of Settlement and Compromise to resolve certain land claims against the State of New York.  In return, the State of New York agreed to negotiate and enter into a mutually satisfactory gaming compact (subject to the review and approval of the Secretary of Interior of the United States) that would authorize the Stockbridge Munsee Band of Mohicans to operate a Class III gaming facility in the Catskills region of the State of New York and to fully support all regulatory approvals required for such facility.  In January 2008, however, the Stockbridge Munsee Band of Mohicans’ land-into-trust application to the BIA with respect to the land in New York was rejected.

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

It is unlikely, however, that the development of these other casinos in the Catskills region of the State of New York will be able to occur in the near future.  The legislation introduced in 2005 to implement these proposed settlements was not enacted by the New York State Legislature. Other New York based federally recognized Indian tribes or tribes with historical ties to New York have expressed interest in operating casinos in the Catskills region of the State of New York, but none has submitted applications to the BIA for such purpose.  Two of these, the Oneida Nation of New York and the Seneca Nation, have already been active in the development of casinos in Western New York.  In July 1993, the Oneida Nation of New York opened “Turning Stone,” a casino featuring 24-hour table gaming and electronic gaming machines with approximately 90,000 square feet of gaming space, near Syracuse, New York.  In October 1997, the facility expanded to include a hotel, expanded gaming facilities, a golf course and a convention center. Turning Stone is completing an additional expansion consisting of 50,000 square feet of gaming space, additional hotel rooms, additional golf courses and a water park. The Seneca Nation completed its negotiations with New York State and, on January 1, 2003, opened a casino in Niagara Falls, New York.  The casino offers full Las Vegas style gambling with slot machines and table games. Although the Oneida Nation and the Seneca Nation have expressed interest in operating a casino in the Catskills region of the State of New York and have been engaged in preliminary development work, neither has publicly identified a site, submitted federal applications or entered into a settlement agreement or compact with the State of New York providing for the operation of a casino in the Catskills area.

A number of groups are seeking to become federally-recognized Indian tribes in order operate casinos near the New York metropolitan area.  There have been periodic proposals for locating an Indian casino in the City of Bridgeport, Connecticut.  Should a federally-recognized tribe be successful in doing so, it would have an economic impact on any casinos in the Catskills region of the State of New York since Bridgeport is close to a large portion of the New York metropolitan area.  In addition, the Shinnecock Indian Nation, a state-recognized Indian tribe, is attempting to construct a casino in Southampton, New York. The Shinnecocks take the position that because they are state-recognized, but not federally recognized, they have the right to engage in gaming free of state regulation and without the restrictions imposed by the Indian Gaming Regulatory Act (including the need for a gaming compact). The Shinnecocks broke ground on their casino on June 30, 2003, but the State of New York brought suit against the Shinnecocks, and a federal district court enjoined the Shinnecocks from moving ahead with their casino because they are not a federally recognized tribe. The court initially stayed the case for 18 months so that a decision on the Shinnecocks’ request for federal recognition could be made, but later determined that the request could take the federal government several years to process, and agreed to move toward trial on the issue of whether the Shinnecocks, as a state-recognized tribe, are immune from the state’s lawsuit. In October 2007, the court ruled against the Shinnecocks, citing that the Shinnecocks were not immune from zoning laws prohibiting the building of a casino at the site because it did not have "aboriginal" title to the land.  The court noted that this decision does not affect the status of the Shinnecocks’ request for federal recognition.  In October 2007, the Shinnecocks also submitted a plan to the State of New York to build a casino at the Aqueduct Racetrack.

INDEX

Legislation permitting other forms of casino gaming is proposed, from time to time, in various states, including those bordering the State of New York.  Six states have legalized riverboat gambling while others are considering its approval. Several states are also considering, or have approved, large-scale land-based VGM operations based at their state’s racetracks.  The business and operations of Monticello Gaming and Raceway could be adversely affected by such competition, particularly if casino and/or video gaming is permitted in jurisdictions close to New York City.  Currently, casino gaming, other than Indian gaming, is not allowed in New York, Connecticut or in areas of New Jersey outside of Atlantic City.  However, proposals were introduced to expand legalized gaming in each of those locations.

Employees

As of March 12, 2008, we and our subsidiaries employed approximately 340 people.

Website Access

The Company's website address is www.empireresorts.com. The Company's filings with the Securities and Exchange Commission ("SEC") are available at no cost on its website as soon as practicable after the filing of such reports with the SEC.

Item 1A.	Risk Factors.

Risks Related To Our Business

If revenues and operating income from our VGMs at Monticello Gaming and Raceway do not increase, if we are unable to complete our proposed joint venture with Concord or if we are unable to develop a Class III casino, it could adversely affect our ability to service our outstanding debt.

Our ability to service our senior secured convertible notes or loans under our credit facility with Bank of Scotland will depend upon the success of our VGM facility, our ability to complete our proposed joint venture with Concord, our ability to successfully develop and manage a Class III casino and our ability to attract sufficient attendance.

There can be no assurance that VGMs will draw sufficiently large crowds to Monticello Gaming and Raceway to increase local wagering to the point that we will realize a profit.  The operations and placement of our VGMs, including the layout and distribution, are under the jurisdiction of the New York State Lottery and the program contemplates that a significant share of the responsibility for marketing the program will be borne by the New York State Lottery.  The New York State Lottery may make decisions that we feel are not in our best interest and, as a consequence, the profitability of our VGM operations may not reach the levels that we believe to be feasible or may be slower than expected in reaching those levels.  Our VGM operations have historically been insufficient to service our debt, as we were only permitted to retain 32% of the first $50 million of our VGM revenue, 29% of the next $100 million of our VGM revenue and 26% of our VGM gross revenue in excess of $150 million. Although new legislation has been approved that will increase our share of VGM revenue, no assurance can be given that such increased revenue will be sufficient to support our ability to service our outstanding debt.  Moreover, the legislation authorizing the implementation of VGMs at Monticello Gaming and Raceway expires in 2013, prior to the stated maturity of our senior secured notes, and no assurance can be given that the authorizing legislation will be extended beyond this period.  Similarly, the development of a Class III casino is subject to many regulatory, competitive, economic and business risks beyond our control, and there can be no assurance that it will be developed in a timely manner, or at all.  Any failure in this regard could have a material adverse impact on our operations and our ability to service our debt obligations.

INDEX

We may not have the ability to repurchase our senior secured convertible notes, which we may be required to do as early as July 31, 2009.

Upon the occurrence of a change in control (as defined in the indenture governing our senior secured convertible notes), we would be required to repurchase all of our outstanding senior secured convertible notes tendered to us by the holders of such notes.  In addition, the holders of our senior secured convertible notes are entitled to demand repayment of the notes on July 31, 2009. We cannot assure you that we will have sufficient financial resources, or will be able to arrange financing, to pay the purchase price for all of such notes tendered by the holders in connection with any such repurchase.  Any failure to repurchase the notes when required will result in an event of default under the indenture.

In addition, the events that constitute a change in control under the indenture may also be events of default under any credit agreement or other agreement governing future debt.  These events may permit the lenders under such credit agreement or other agreement to accelerate the debt outstanding thereunder and, if such debt is not paid, to enforce security interests in the collateral securing such debt, thereby limiting our ability to raise cash to purchase the notes, and reducing the practical benefit of the offer to purchase provisions to the holders of the notes.

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

Changes in the laws, regulations, and ordinances (including tribal and/or local laws) to which the gaming industry is subject, and the application or interpretation of existing laws and regulations, or our inability or the inability of our key personnel, significant stockholders, or joint venture partners to obtain or retain required gaming regulatory licenses, could prevent us from pursuing future development projects, including future Class III casino development projects, force us to divest the holdings of a stockholder found unsuitable by any federal, state, regional or tribal governmental body or otherwise adversely impact our results of operation.

The ownership, management and operation of our current and any future gaming facilities are and will be subject to extensive federal, state, provincial, tribal and/or local laws, regulations and ordinances that are administered by the relevant regulatory agency or agencies in each jurisdiction.  These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibilities, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations, and often require such parties to obtain certain licenses, permits and approvals.  These laws, regulations and ordinances may also affect the operations of our gaming facilities or our plans in pursuing future projects.

Licenses that we and our officers, directors and principal stockholders are subject to generally expire after a relatively short period of time and thus require frequent renewals and reevaluations.  Obtaining these licenses in the first place, and for purposes of renewals, normally involves receiving a subjective determination of “suitability.”  A finding of unsuitability could lead to a material loss of investment by either us or our stockholders, as it would require divestiture of one’s direct or indirect interest in a gaming operator that conducts business in the licensing jurisdiction making the determination of unsuitability.  Consequently, should we or any stockholder ever be found to be unsuitable by the federal government, the State of New York or any Indian tribe with which we may seek to develop a Class III casino, to own a direct or indirect interest in a company with gaming operations, we or such stockholder, as the case may be, could be forced to liquidate all interests in that entity.  Should either we or such stockholder be forced to liquidate these interests within a relatively short period of time, we or such stockholder would likely be forced to sell at a discount, causing a material loss of investment value.

INDEX

During 2002, certain affiliates of Bryanston Group, Inc. (“Bryanston Group”), our former largest stockholder, and certain of our other stockholders were indicted for various counts of tax and bank fraud.  On September 5, 2003, one of these stockholders pleaded guilty to felony tax fraud, and on February 4, 2004, four additional stockholders were convicted of tax and bank fraud.  None of the acts these individuals were charged with or convicted of relate to their ownership interests in us and their remaining interests do not provide them with any significant control in the management of the Company.  However, there can be no assurance that none of the various governmental agencies that now, or in the future may, regulate and license our gaming related activities will factor in these indictments or criminal acts in evaluating our suitability.  Should a regulatory agency fail to acknowledge that these indictments and convictions do not bear on our suitability, we could lose our gaming licenses or be forced to liquidate certain or all of our gaming interests.

We received a letter from the New York State Racing and Wagering Board on January 16, 2006, requesting information about our plans to divest Bryanston Group and its affiliates of their remaining interests in us.  We have advised the New York State Racing and Wagering Board that approximately one-half of the ownership of Bryanston has been forfeited to the United States as a result of the convictions referred to above.  According to the terms of our Series E Preferred Stock, we have the option to redeem these shares at a price of $10 per share plus all accrued and unpaid dividends.  The cost of redeeming these shares, as of December 31, 2007, was approximately $24.3 million.  We may not be able to obtain sufficient financing in amounts or on terms that are acceptable to us in order to redeem all of these shares, should this be required.

The gaming industry in the northeastern United States is highly competitive, with many of our competitors better known and better financed than us.

The gaming industry in the northeastern United States is highly competitive and increasingly run by multinational corporations or Indian tribes that enjoy widespread name recognition, established brand loyalty, decades of casino operation experience and a diverse portfolio of gaming assets.  Atlantic City, the second most popular gaming destination in the United States, with more than 10 full service hotel casinos, is approximately a two hour drive from New York City, the highly popular Foxwoods Resort and Casino and the Mohegan Sun casino are each only two and a half hour drives from New York City.  Harrah’s Entertainment, Inc., a large gaming company, Trading Cove Associates, Inc., the developers of the Mohegan Sun casino, and the Wisconsin Oneidas are each planning to develop Indian casinos on properties that are near Monticello Gaming and Raceway.  Additionally, on July 4, 2004, the State of Pennsylvania enacted a law allowing for the operation of up to 61,000 slot machines at 14 locations.  Pursuant to this new law, slot machine facilities could be developed within 30 miles of Monticello Gaming and Raceway that would compete directly with our VGMs. One such development, the Mohegan Sun at Pocono Downs, opened in January 2007 in Wilkes-Barre, Pennsylvania, approximately 75 miles southwest of Monticello.  In addition, in October 2007, the Mt. Airy Casino Resort opened with approximately 2,500 slot machines, a hotel and a golf course.  The Mt. Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello. Moreover, a number of well financed Indian tribes and gaming entrepreneurs are presently seeking to develop casinos in New York and Connecticut in areas that are 90 miles from New York City such as Bridgeport, Connecticut and Southampton, New York. In addition, we face competition for our VGMs from Yonkers Raceway and Aqueduct Racetrack, both of which are located closer to New York City than our facility.  Yonkers Raceway re-opened during the fourth quarter of 2006 and Aqueduct Racetrack may open as soon as 2008 with a new VGM facility.  In addition, proposals have been made for the implementation of a similar program in New Jersey, which would include a facility at the Meadowlands Racetrack.  In contrast, we have limited financial resources and currently operate only a harness horse racing facility and VGMs in Monticello, New York, which is approximately a one and a half hour drive from New York City.  No assurance can be given that we will be able to compete successfully with the established Atlantic City casinos, existing and proposed regional Indian casinos, slot machine facilities in Pennsylvania or New Jersey, competing VGM facilities at Yonkers Raceway and Aqueduct Racetrack or the casinos proposed to be developed by Harrah’s Entertainment, Inc., Trading Cove Associates, Inc. and the Wisconsin Oneidas in the Catskills region of the State of New York for gaming customers.

INDEX

The transactions contemplated by the Contribution Agreement between Concord and us, will require amendments or waivers under both our senior convertible note indenture and Bank of Scotland credit facility and will require approval from the New York State Racing and Wagering Board and the New York Lottery.

The contribution of our gaming and racing licenses and operations at Monticello Gaming and Raceway to the LLC, as contemplated by the Contribution Agreement between Concord and us will require an amendment or waiver under the senior convertible note indenture and Bank of Scotland credit facility, as well as regulatory approval from the New York State Racing and Wagering Board and the New York State Lottery.  Specifically, each of the senior secured note indenture and Bank of Scotland credit facility contains numerous restrictive covenants that limit, for example, the amount of new indebtedness we may occur, the amount of capitalized expenditures we may make, the type of investments we may make and the type of acquisitions we may consummate. The contribution of our gaming and racing licenses and operations at Monticello Gaming and Raceway to the LLC, as contemplated in the Contribution Agreement, will require consents under these restrictive covenants, as well as regulatory approval from the New York State Racing and Wagering Board and the New York State Lottery.  No assurance can be given that either the noteholders or Bank of Scotland will agree to these proposals, or that if they do, they will not force us to pay severe penalties, causing a material adverse effect on our financial condition, thus making it harder to remain in compliance with the indenture and credit facility going forward, or to secure Class III casino development financing.  In addition, no assurance can be given that either the New York State Racing and Wagering Board or the New York State Lottery will provide the necessary regulatory approvals to complete the transfer of our gaming and racing licenses and operations at Monticello Gaming and Raceway to the LLC.  If we are unable to secure these necessary waivers, consents and/or approvals on reasonable terms, or at all, we will be unable to proceed with the Entertainment City Project, which may have a material adverse effect on our business, financial condition and operating results.

We, through the LLC, will require financing in order to complete the transactions contemplated by the Contribution Agreement between Concord and us.

We, through the LLC, will require external financing to complete the transactions contemplated by the Contribution Agreement between Concord and us.  We can make no assurance that financing will be available in amounts or on terms acceptable to us or within the limitations contained in our credit facility with Bank of Scotland or the indenture governing our senior secured convertible notes, if at all.  Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants which could restrict our operations or finances.  If we cannot raise funds, if needed, on acceptable terms, we may be required to abandon the proposed transactions with Concord.

We may be required to pay $15 million or more to certain off-track betting corporations as recoupment of prior years’ payments of dark day monies and out-of-state off-track betting commissions.

On June 15, 2005, various Article 78 proceedings were commenced by four regional New York State regional off-track betting corporations (the “OTBs”) against the New York State Racing and Wagering Board, Monticello Gaming and Raceway and Yonkers Raceway seeking the return to the OTBs of various racing revenues previously paid by the OTBs to Monticello Gaming and Raceway and Yonkers Raceway, more commonly known in the industry as “dark day monies” and out-of-state OTB commissions.  Dark day monies are revenue received from OTBs when racing is held at Monticello Gaming and Raceway and thoroughbred racing facilities are closed. In September 2006, a favorable outcome was achieved when the combined petition was dismissed.  In November 2007, however, the Appellate Division – Third Department of the New York State Supreme Court essentially reversed the September 2006 decision as to dark day monies and out-of-state OTB commissions (the “OTB Appellate Decision”).  The practical result of this reversal is that OTBs are no longer responsible to pay dark day monies to Monticello Gaming and Raceway or Yonkers Raceway and will have to pay a lesser amount of out-of-state OTB commissions to the tracks.  The approximate amount of the revenue shortfall to us going forward for the fiscal year ending 2008 is estimated to be $1.5 million. It is anticipated that the OTBs will be seeking recoupment of at least six years’ prior payments, which amounts are estimated to be approximately $15 million plus interest.

INDEX

There is presently pending a motion for leave to appeal the OTB Appellate Decision to the New York State Court of Appeals, which motion was brought jointly by the New York State Racing and Wagering Board, Monticello Raceway, Yonkers Raceway and Saratoga Raceway.  Until that motion for leave to appeal is decided, there is no further activity in any OTB litigation.  If the Court of Appeals grants leave to hear the appeal, the matter is not expected to be decided for approximately 12 to 18 months, during which time there is not expected to be any further action on behalf of the OTBs to recoup prior dark day monies.  In the event the OTB Appellate Decision is not overturned on appeal, the OTBs will have to bring a separate lawsuit claiming entitlement to recoupment of past dark day monies.  In addition, there are lobbying efforts on behalf of the tracks and the horsemen to amend the particular statute which the Appellate Division interpreted in favor of the OTBs and against the position of the Racing and Wagering Board and the tracks.

If the OTB Appellate Decision is not overturned on appeal or if legislation is not enacted to amend the statute, which the Appellate Division interpreted in favor of the OTBs, and if the OTBs bring a successful litigation to recoup prior payments, our potential liability is estimated to be approximately $15 million or more to the OTBs for past payments of dark day monies and out-of-state OTB commissions.  If we are required to pay $15 million to the OTBs, such a payment would have a material adverse effect on our business, financial condition and operating results.

The continuing decline in the popularity of horse racing and increasing competition in simulcasting could adversely impact the business of Monticello Gaming and Raceway.

Since the mid-1980s, there has been a general decline in the number of people attending and wagering at live horse races at North American racetracks due to a number of factors, including increased competition from other forms of gaming, unwillingness of customers to travel a significant distance to racetracks and the increasing availability of off-track wagering.  The declining attendance at live horse racing events has prompted racetracks to rely increasingly on revenues from inter-track, off-track and account wagering markets.  The industry-wide focus on inter-track, off-track and account wagering markets has increased competition among racetracks for outlets to simulcast their live races.  A continued decrease in attendance at live events and in on-track wagering, as well as increased competition in the inter-track, off-track and account wagering markets, could lead to a decrease in the amount wagered at Monticello Gaming and Raceway.  Our business plan anticipates the possibility of Monticello Gaming and Raceway attracting new customers to its racetrack wagering operations through VGM operations and potential Class III casino development in order to offset the general decline in raceway attendance.  However, even if the numerous arrangements, approvals and legislative changes necessary for Class III casino development occur, Monticello Gaming and Raceway may not be able to maintain profitable operations.  Public tastes are unpredictable and subject to change.  Any decline in interest in horse racing or any change in public tastes may adversely affect Monticello Gaming and Raceway’s revenues and, therefore, limit its ability to make a positive contribution to our results.

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

As a result of the issuance of our senior secured notes in the principal amount of $65 million, our debt service obligations increased substantially.  There is the possibility that we may be unable to generate cash sufficient to pay the principal or interest on and other amounts due in respect of our indebtedness when due.  We may also incur substantial additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

•	a portion of our cash flow from operations will be dedicated to the payment of any interest or principal required with respect to outstanding indebtedness;

•	increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and

INDEX

•	depending on the levels of our outstanding indebtedness, our ability to obtain additional financing for working capital, general corporate and other purposes may be limited.

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. Our business might not continue to generate cash flow at or above current levels. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things:

•	to seek additional financing in the debt or equity markets;

•	to refinance or restructure all or a portion of our indebtedness, including our senior secured convertible notes; or

•	to sell selected assets.

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

Future sales of substantial amounts of shares of our common stock in the public market, the conversion of our senior secured convertible notes into shares of our common stock, or the perception that such sales or conversion are likely to occur, could affect prevailing trading prices of our common stock and, as a result, the value of our senior secured convertible notes.  As of March 11, 2008, we had 29,699,601 shares of common stock outstanding.  Because our senior secured convertible notes generally are initially convertible into shares of our common stock only at a conversion price in excess of the recent trading price, a decline in our common stock price may cause the value of our senior secured convertible notes to decline.  In addition, due to this dilution, the existence of our senior secured convertible notes may encourage trading strategies involving our senior secured convertible notes and our common stock, including short selling by market participants, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale.

At December 31, 2007, we had outstanding options to purchase an aggregate of 2,403,326 shares of our common stock at an average exercise price of $5.54 per share and 250,000 warrants at $7.50 per share.  If the holders of these options or warrants were to exercise their options and/or warrants and attempt to sell a substantial amount of the shares issued to them upon such exercise at once, the market price of our common stock would likely decline.  Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their shares and investors to “short” the stock.  As each of these events would cause the number of shares of our common stock being offered for sale to increase, the common stock’s market price would likely further decline.  All of these events could combine to make it very difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We will require additional financing in order to develop a Class III casino or other projects and we may be unable to meet our future capital requirements and execute our business strategy.

Because we are unable to generate sufficient cash from our operations, we will be forced to rely on external financing to develop a Class III casino or other projects and to meet future capital and operating requirements.  Any projections of future cash needs and cash flows are subject to substantial uncertainty.  Our capital requirements depend upon several factors, including the rate of market acceptance, our ability to expand our customer base and increase revenues, our level of expenditures for marketing and sales, purchases of equipment and other factors.  If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated.  We can make no assurance that financing will be available in amounts or on terms acceptable to us or within the limitations contained in our credit facility with Bank of Scotland or the indenture governing our senior secured convertible notes, if at all.  Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants which could restrict our operations or finances.  If we cannot raise funds, if needed, on acceptable terms, we may be required to delay, scale back or eliminate some of our expansion and development goals related to the Class III casino projects and we may not be able to continue our operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements which could negatively impact our business, operating results and financial condition.

INDEX

In addition, the construction of an Indian Class III casino may depend upon the ability of an Indian tribe with which we may seek to develop a Class III casino resort to obtain financing for the project.  In order to assist such tribe to obtain any such financing, we, or one of our subsidiaries, may be required to guarantee the tribe’s debt obligations.  Any guarantees by us or one of our subsidiaries or similar off-balance sheet liabilities, if any, will increase our potential exposure in the event of a default by the tribe. Our credit facility and indenture would not currently permit us to guarantee such financing.

Currently, Class III casino gaming, other than Indian gaming, is not allowed in New York.  There can be no assurance that the required amendment to the New York State Constitution will be passed in order to allow Class III casino gaming, other than Indian gaming, in a timely manner, or at all.

Currently, we are not permitted to operate a Class III casino at Monticello Gaming and Raceway because Class III casino gaming, other than Indian gaming, is not allowed in New York.  In order to operate a Class III casino at Monticello Gaming and Raceway, an amendment to the New York State Constitution to permit Class III casino gaming would need to be passed or we would need to enter into an agreement with an Indian tribe for the development of such a Class III casino.  In order to be amended to permit Class III casino gaming, the New York State Constitution requires the passage of legislation in two consecutive legislative sessions and then passage of the majority of the state's voters in a statewide referendum.  There can be no assurance given that an amendment to the New York State Constitution to permit Class III casino gaming will be passed in a timely manner, or at all.

We currently do not have a development and management agreement with the St. Regis Mohawk Tribe or any other Indian tribe for the development of a Class III casino resort and we may not be able to enter into such an agreement on terms favorable to us, or at all.  In addition, such a transaction with an Indian tribe for the development of a Class III casino resort will be subject to various federal and state regulatory approvals.

On December 31, 2007, the Second Amended and Restated Land Purchase Agreement by and between St. Regis Mohawk Gaming Authority and Monticello Raceway Management, Inc., dated as of December 1, 2005, as amended, and the related agreements, expired by their terms.  On January 4, 2008, the St. Regis Mohawk Tribe received a letter from the BIA denying its request to take 29.31 acres into trust for the purpose of building a Class III gaming facility to be located at Monticello Gaming and Raceway, in accordance with the Indian Gaming Regulatory Act of 1988, as amended.  As a result, we no longer have a development and management agreement with an Indian tribe for the development of a Class III casino resort.  There can be no assurance that we will be able to enter into agreements with the St. Regis Mohawk Tribe or any other Indian tribe for the development of a Class III casino resort on the land that we own at Monticello Gaming and Raceway on terms favorable to us, or at all.

Indian casinos in New York are regulated extensively by federal, state and tribal regulatory bodies, including the NIGC and agencies of the State of New York.  Consequently, a transaction with an Indian tribe for the development of a Class III casino resort will be subject to various federal and state regulatory approvals.  For example, any agreement that we may enter into with the St. Regis Mohawk Tribe or any other Indian tribe will not be effective to allow us to commence the development or management of a gaming facility until a management agreement is first approved by the NIGC.  In addition, an Indian tribe cannot lawfully engage in Class III gaming in the Catskills region of the State of New York unless such tribe and the Governor for the State of New York enter into a Class III gaming compact for such gaming that is approved or deemed approved by the Secretary of the Interior.  Such gaming compacts generally will not be entered into until the appropriate land has been taken into trust by the United States for the benefit of such tribe.  No assurance can be given that such land will be taken into trust or that any required approvals will be obtained on terms acceptable to us or at all.

INDEX

The FONSI that was issued to the St. Regis Mohawk Tribe has been challenged in federal court, and there is a risk that the validity of the FONSI could be called into question.

The National Environmental Policy Act requires federal agencies to consider the environmental impacts of activities they perform, fund, or permit, as well as alternatives to those activities and ways to mitigate or lessen those impacts.  Under the National Environmental Policy Act, federal agencies must prepare an environmental assessment to determine whether the proposed action will have a significant effect on the quality of the environment.  If the agency determines that the action will not have a significant effect on the environment, it issues a FONSI, and the project can move forward; if the agency finds to the contrary, it must then prepare an environmental impact statement, detailing the environmental impacts, alternatives, and mitigation measures.

We believe that the fact that a FONSI was issued to the St. Regis Mohawk Tribe with respect to the 29.31 acres of land at Monticello Gaming and Raceway, stating that the St. Regis Mohawk Tribe’s Final Environmental Assessment for the project had been deemed sufficient, that an Environmental Impact Study would not be required and that the fact that a formal FONSI related to the proposed federal action approving the Land-to-Trust Transfer was issued to the Tribe could significantly improve our chances of and expedite the process with respect to the potential future development of an Indian Class III casino resort on such land with the St. Regis Mohawk Tribe or with any other Indian tribe with which we may seek to develop a Class III casino resort.  On February 16, 2007, however, the St. Regis Mohawk Tribe received a copy of a complaint filed in the United States District Court for the Southern District of New York in the case of Sullivan County Farm Bureau, Catskill Center for Conservation and Development, Inc., Orange Environment, Inc. and Natural Resources Defense Council v. United States Department of the Interior, Dirk Kempthorne, in his official capacity as Secretary of the Interior, James E. Cason, in his official capacity as Associate Deputy Secretary of the Interior and Acting Assistant Secretary of the Interior for Indian Affairs and BIA.  The claim alleges that the BIA violated the National Environmental Policy Act and the Administrative Procedure Act by issuing the FONSI without requiring an environmental impact statement under the National Environmental Policy Act.  The plaintiffs are seeking an order requiring the preparation of an environmental impact statement prior to Department of the Interior’s granting final approvals for the proposed St. Regis Mohawk Casino at Monticello Gaming and Raceway and prior to the Department of the Interior’s causing the transfer of the subject land into federal trust.   If a full environmental impact statement is required, this could result in significant delays to developing an Indian Class III casino.  Moreover, the costs involved in obtaining a full environmental impact statement may be significant.

Because of the unique status of Indian tribes, our ability to successfully develop and manage an Indian Class III casino would be subject to unique risks.

We have limited experience in managing or developing Indian Class III casinos, which presents unique challenges.  Indian tribes are sovereign nations and possess the inherent power to adopt laws and regulate matters within their jurisdiction.  For example, tribes are generally immune from suit and other legal processes unless they waive such immunity.  Gaming at a Class III casino developed by an Indian tribe will be operated on behalf of such tribe’s government, and that government is subject to changes in leadership or governmental policies, varying political interests, and pressures from the tribe’s individual members, any of which may conflict with our interests.  Thus, disputes between us and any such Indian tribe may arise.  It is possible that we may be required to seek enforcement of our rights in a court or other dispute resolution forum of the tribe, instead of state or federal courts or arbitration.  Until a gaming facility management agreement has been approved by the NIGC and by the relevant Indian tribe, the operative provisions of that agreement will not be valid or binding on the applicable tribe, and under relevant federal court precedent, it is likely that any other agreements with such tribe will also be inoperative until such gaming facility management agreement has been approved by the NIGC.

Indian gaming is also governed by unique laws, regulations and requirements arising from the Indian Gaming Regulatory Act of 1988, as amended, any applicable Class III gaming compact, and gaming laws of the applicable Indian tribe, and certain federal Indian law statutes or judicial principles.  A number of examples exist where Indian tribes have been successful in obtaining determinations that management-related contracts (including development or consulting contracts) were void as a result of the application of the unique provisions of these laws.  For all of the foregoing and other reasons, we may encounter difficulties in successfully developing and managing an Indian Class III casino with an Indian tribe.  Several companies with gaming experience that have tried to become involved in the management and/or development of Indian Class III casinos have been unsuccessful.  Due to our management’s limited Indian gaming experience, no assurance can be given that we will be able to avoid the pitfalls that have befallen other companies in their efforts to develop successful Indian gaming operations.

INDEX

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

Certain provisions of our certificate of incorporation and bylaws discourage unsolicited takeover proposals and could prevent stockholders from realizing a premium return on their investment in our common stock.

Our board of directors is divided into three classes, with each class constituting one-third of the total number of directors and the members of each class serving staggered three-year terms.  This classification of the board of directors makes it more difficult for our stockholders to change the composition of the board of directors because only a minority of the directors can be elected at once.  The classification provisions could also discourage a third party from accumulating our stock or attempting to obtain control of us, even though this attempt might be beneficial to us and some, or a majority, of our stockholders.  Accordingly, under certain circumstances our stockholders could be deprived of opportunities to sell their shares of common stock at a higher price than might otherwise be available.  In addition, pursuant to our certificate of incorporation, our board of directors has the authority, without further action by the stockholders, to issue up to 3,225,045 shares of preferred stock on such terms and with such rights, preferences and designations, including, without limitation, restricting dividends on our common stock, dilution of our common stock’s voting power and impairing the liquidation rights of the holders of our common stock, as the board of directors may determine.  Issuance of such preferred stock, depending upon its rights, preferences and designations, may also have the effect of delaying, deterring or preventing a change in control.

Stockholders’ ability to influence corporate decisions may be limited because our major stockholders own a large percentage of our common stock.

Our significant stockholders own a substantial portion of our outstanding stock.  As a result of their stock ownership, if these stockholders were to choose to act together, they may be able to effectively control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.  This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.  In addition, as the interests of our majority and minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with other stockholders’ best interests or the best interest of us as a whole.

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when our stockholders want to sell their holdings.

The market price of our common stock has in the past been, and may in the future continue to be, volatile.  For instance, between January 1, 2005 and March 14, 2008, the closing bid price of our common stock has ranged between $0.92 and $12.63.  A variety of events may cause the market price of our common stock to fluctuate significantly, including but not necessarily limited to:

•	quarter to quarter variations in operating results;

INDEX

•	adverse news announcements; and

•	market conditions for the gaming industry.

In addition, the stock market in recent years has experienced significant price and volume fluctuations for reasons unrelated to operating performance.  These market fluctuations may adversely affect the price of our common stock and other interests in the Company at a time when our stockholders want to sell their interest in us.

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

Our proposed operations are primarily limited to the Catskills region of the State of New York.  As a result, in addition to our susceptibility to adverse global and domestic economic, political and business conditions, any economic downturn in the region could have a material adverse effect on our operations.  An economic downturn would likely cause a decline in the disposable income of consumers in the region, which could result in a decrease in the number of patrons at our proposed facilities, the frequency of their visits and the average amount that they would be willing to spend at the proposed Class III casino.  We are subject to greater risks than more geographically diversified gaming or resort operations and may continue to be subject to these risks upon completion of our expansion projects, including:

•	a downturn in national, regional or local economic conditions;

•
an increase in competition in New York State or the northeastern United States and Canada, particularly for day-trip patrons residing in New York State, including as a result of recent legislation permitting new Indian Class III casinos and VGMs at certain racetracks and other locations in New York, Connecticut and Pennsylvania;

•	impeded access due to road construction or closures of primary access routes; and

•	adverse weather and natural and other disasters in the northeastern United States and Canada.

The occurrence of any one of the events described above could cause a material disruption in our business and make us unable to generate sufficient cash flow to make payments on our obligations.

Our business could be affected by weather-related factors and seasonality.

Our results of operations may be adversely affected by weather-related and seasonal factors.  Severe winter weather conditions may deter or prevent patrons from reaching our gaming facilities or undertaking day trips.  In addition, some recreational activities are curtailed during the winter months.  Although our budget assumes these seasonal fluctuations in gaming revenues for our proposed Indian Class III casino to ensure adequate cash flow during expected periods of lower revenues, we cannot ensure that weather-related and seasonal factors will not have a material adverse effect on our operations.  Our limited operating history makes it difficult to predict the future effects of seasonality on our business, if any.

INDEX

We are vulnerable to natural disasters and other disruptive events that could severely disrupt the normal operations of our business and adversely affect our earnings.

Currently, the majority of our operations are located at a facility in Monticello, New York and our proposed Indian Class III casino will be located in the same general geographic area.  Although this area is not prone to earthquakes, floods, tornados, fires or other natural disasters, the occurrence of any of these events or any other cause of material disruption in our operation could have a material adverse effect on our business, financial condition and operating results.  Moreover, although we do maintain insurance customary for our industry, including a policy with a ten million dollar ($10 million) limit of coverage for the perils of flood and earthquake, we cannot ensure that this coverage will be sufficient in the event of one of the disasters mentioned above.

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

The BIA, through its denial on January 4, 2008 of the St. Regis Mohawk Tribe's request to take 29.31 acres into trust for the purpose of building a Class III gaming facility to be located at Monticello Gaming and Raceway, in accordance with the Indian Gaming Regulatory Act of 1988, as amended, as well as its denial of other proposed off-reservation casinos, was based, in part, of its opinion that the casinos were not within a reasonable commuting distance from the reservations.  The current position of the BIA will likely have an adverse effect on the ability of companies to develop off-reservation Indian gaming operations.

We are dependent on the State of New York, Sullivan County, the Town of Thompson and the Village of Monticello to provide our proposed facilities with certain necessary services.

It is uncertain whether the local governments have the ability to support the level of economic development associated with the construction of one or more gaming facilities.  The demands placed upon the local governments by these expansion efforts may be beyond the infrastructure capabilities that these entities are able to provide.  The failure of the State of New York, Sullivan County, the Town of Thompson or the Village of Monticello to provide certain necessary services such as water, sanitation, law enforcement and fire protection, or to be able to support increased traffic demands for our proposed facilities, would have a material adverse effect on our business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Monticello Land

Our primary asset, which is held in fee by Monticello Raceway Management, Inc., our wholly owned subsidiary, is a 232 acre parcel of land in Monticello, New York.  Facilities at the site include Monticello Gaming and Raceway, which includes an enclosed grandstand with a capacity for 4,500 people, a clubhouse restaurant facility with a capacity for 200 customers, pari-mutuel wagering facilities (including simulcasting), a paddock, exterior barns and related facilities for the horses, drivers, and trainers.  In addition, our VGM operation is conducted in the grandstand portion of Monticello Gaming and Raceway, which includes a gaming floor with a central bar and lounge and a separate high stakes gaming area, a 350 seat buffet, a food court with a coffee bar, a pizza station and deli, kitchens, employee locker rooms, storage and maintenance facilities, surveillance and security facilities and systems, cashier’s cage and accounting and marketing areas, as well as enhanced parking areas for cars and buses.

INDEX

Of these 232 acres of land, we have identified a 29.31-acre parcel of land for the development of a Class III casino if either Class III casino gaming is legalized in the State of New York or if we enter into an agreement with the St. Regis Mohawk Tribe or any other Indian tribe for and obtain the necessary approvals in connection with the development of such a Class III casino.  If we pursue the development of a Class III casino with an Indian tribe, the parcel of land is to be conveyed to the United States of America to be held in trust for the benefit of an Indian tribe following the BIA’s approval of such transfer and its authorization to use such land for Class II and Class III gaming. We will also enter in an agreement with such Indian tribe pursuant to which, among other things, we will agree not to use such property for any purpose other than Class II or Class III gaming, and activities incidental to gaming such as the operation of entertainment, parking, restaurant or retail facilities.

On January 11, 2005, we entered into a credit facility with Bank of Scotland, pursuant to which Bank of Scotland agreed to provide us with a two year $10 million senior secured revolving loan (subject to certain reserves).  On June 20, 2007, the agreement was amended to provide for a maturity date of January 7, 2009, among other things.  On March 14, 2008, we entered into an additional amendment to our credit facility with Bank of Scotland that extends the maturity date to May 29, 2009.  To secure the timely repayment of any borrowings under this credit facility, among other things, Monticello Raceway Management, Inc. executed a Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing in favor of Bank of Scotland pursuant to which we granted Bank of Scotland a security interest and lien with respect to the above described 232 acres of land, along with all improvements, fixtures, leases, rents and contracts related to the land and the proceeds therefrom.  This security interest shall terminate upon satisfaction of all of our obligations under the credit facility, and all related documents, concurrently with the termination of Bank of Scotland’s obligations to provide us advances under the credit facility.

Other Properties

We lease approximately 165 square feet of office space at 701 N. Green Valley Parkway, Suite 200, Henderson, Nevada, 89074 on a month-to-month basis.  The rent for this office space is approximately $2,000 per month.

Item 3.	Legal Proceedings.

The Monticello Harness Horsemen’s Association, Inc. (“Horsemen”, “Horsemen’s Association”) has brought multiple actions against our subsidiary, Monticello Raceway Management, Inc.

Monticello Harness Horsemen’s Association v. Monticello Raceway Management, State of New York, Supreme Court, Sullivan County Index No.: 1750/03: This is an action brought by the Horsemen’s Association of Monticello Raceway against Monticello Raceway Management, Inc.  The claim is that the barn area at Monticello Gaming and Raceway has been reduced in size and there are less available stalls for Horsemen at the track than in prior years.  An additional claim is that some of the Horsemen who are no longer eligible for stall use due to consolidation of the barn area were discriminated against by reason of their membership in the Horsemen’s Association.  The action was commenced July 31, 2003, and the plaintiff obtained a temporary restraining order upon commencement of the action.  The temporary restraining order was dismissed and an injunction denied to the Horsemen after a hearing which was held the following week and the case had not been pursued further by the plaintiff, although it is still pending.  The consolidation of the barn area at Monticello Gaming and Raceway was completed.

INDEX

Monticello Harness Horsemen’s Association v. Monticello Raceway Management, Supreme Court, State of New York, Sullivan County Index Numbers: 1765/03 and 2624/03:  These are consolidated actions brought by the Horsemen’s Association seeking damages for alleged underpayment of purses due to the Horsemen from various raceway revenue sources.  These actions were commenced respectively on September 30, 2003 and December 12, 2003.  The actions were consolidated by order of the Sullivan County Supreme Court in November 2004.  One case alleges that certain monies designated by contract for the Horsemen’s overnight purses were used to fund a special racing series at Monticello Gaming and Raceway.  That portion of the claim seeks a recoupment of approximately $60,000 in purse monies.  That action also seeks control by the Horsemen of the setting of purses as opposed to Monticello Gaming and Raceway.  The second action which was consolidated with the first action involves a claim that the Horsemen’s purse account has not been properly credited with various simulcasting revenues and that there were deductions from the Horsemen’s purse account for simulcast expenses which the plaintiff claims were not authorized by the parties’ contract.  That complaint seeks approximately $2.0 million in compensatory damages and a similar amount in punitive damages.  During 2007, we were successful in having a third cause of action dismissed from the complaint, which cause of action sought control of the purse account by the Horseman’s Association.  The plaintiff amended its complaint in 2007 to add a new cause of action seeking approximately $1.4 million in additional damages.  The basis of that claim is that we, for a period of time in 2005 after the parties’ last written contract had expired, paid purses to the Horsemen in an amount less than the parties’ written contract required.  The plaintiff claims that the last written contract between the parties, which expired by its terms on May 31, 2004, was agreed between the parties to remain in full force and effect until a new contract agreement was reached.  Our position is that the contract was no longer in effect, that there was no agreement to extend the contract terms until a new contract was in place, and that the setting of the purses at lower levels during the subject period of time was solely in the our management’s discretion and not violative of any contract provisions.  This consolidated action is pending.  There has been extensive exchange of documentary evidence and there will be further discovery proceedings in light of the amended claim interposed in 2007. It is anticipated that there will be depositions conducted in 2008.

On June 15, 2005, various Article 78 proceedings were commenced by the OTBs against the New York State Racing and Wagering Board, Monticello Gaming and Raceway and Yonkers Raceway seeking the return to the OTBs of various racing revenues previously paid by the OTBs to Monticello Gaming and Raceway and Yonkers Raceway, more commonly known in the industry as “dark day monies” and out-of-state OTB commissions.  Dark day monies are revenue received from OTBs when racing is held at Monticello Gaming and Raceway and thoroughbred racing facilities are closed. All of the petitions have been consolidated into one proceeding now pending in the New York State Supreme Court Albany County.  The approximate amount of reimbursement which the OTBs are seeking from Monticello Gaming and Raceway, as prosecuted, is in excess of $4.0 million together with ongoing payments which the OTBs are making to Monticello Gaming and Raceway as per the direction and rulings of the New York State Racing and Wagering Board.  In September 2006, a favorable outcome was achieved when the combined petition was dismissed.  In November 2007, however, the Appellate Division – Third Department of the New York State Supreme Court essentially reversed the September 2006 decision as to dark day monies and out-of-state OTB commissions.  The practical result of the OTB Appellate Decision is that OTBs are no longer responsible to pay dark day monies to Monticello Gaming and Raceway or Yonkers Raceway and will have to pay a lesser amount of out-of-state OTB commissions to the tracks.  The approximate amount of the revenue shortfall to us going forward for the fiscal year ending 2008 is estimated to be approximately $1.5 million.  There is presently pending a motion for leave to appeal the OTB Appellate Decision to the New York State Court of Appeals, which motion was brought jointly by the New York State Racing and Wagering Board, Monticello Raceway, Yonkers Raceway and Saratoga Raceway.  Until that motion for leave to appeal is decided, there is no further activity in any OTB litigation.  If the Court of Appeals grants leave to hear the appeal, the matter will be before the Court of Appeals and not decided for approximately 12 to 18 months, during which time there is not expected to be any further action on behalf of the OTBs to recoup prior dark day monies.  In the event the OTB Appellate Decision is not overturned on appeal, the OTBs will have to bring a separate lawsuit claiming entitlement to recoupment of past dark day monies.  It is possible that such a lawsuit may seek up to $15 million plus interest.  Any such litigation will be vigorously contested upon the grounds that there has been no unjust enrichment of Monticello Raceway since the OTBs voluntarily paid those amounts and there was a general understanding in the industry that according to statute they were required to pay the dark day monies to all of their regional tracks.  It is estimated that there would be no final judgment on any separate action to recoup past payments brought by the OTBs for at least 24 to 36 months after commencement of such action.  No provision has been made for this contingent liability.

INDEX

In August 2006, the New York State Racing and Wagering Board issued an arbitrator’s award defining the contract terms between Monticello Gaming and Raceway and the Horsemen’s Association.  In December 2006, the Sullivan County Supreme Court granted our petition for modification of the award to strike the provision that we establish an escrow account for the payment of horsemen’s purses.  However, the Horsemen’s Association has appealed that decision to the Third Department Appellate Division.  In October 2007, the Appellate Division denied the Horsemen’s appeal.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Performance Graph

Company/Index	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/30/2006	12/31/2007
Empire Resorts, Inc.	100.00	397.14	491.19	325.99	381.94	150.22
Resorts and Casinos	100.00	131.27	222.67	217.53	340.30	384.36
NASDAQ Market Index	100.00	150.36	163.00	166.58	183.68	201.91

Assumes $100 invested on December 31, 2002 in the Company’s common stock, the NASDAQ Market Index and the Peer Group.

The calculations in the table were made on a dividends reinvested basis.

There can be no assurance that the Company’s common stock performance will continue with the same or similar trends depicted in the above graph.

INDEX

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “NYNY”. The following table sets forth the high and low intraday sale prices for the common stock for the periods indicated, as reported by the Nasdaq Global Market.

	High	Low
Year ended December 31, 2006
First Quarter	$8.29	$4.12
Second Quarter	6.95	4.80
Third Quarter	7.76	5.04
Fourth Quarter	10.20	6.25

Year ended December 31, 2007
First Quarter	$12.70	$8.53
Second Quarter	10.67	7.10
Third Quarter	7.44	3.80
Fourth Quarter	6.69	3.03

Holders

According to Continental Stock Transfer & Trust Company, there were 237 holders of record of our common stock at March 11, 2008.

Dividends

During the past two fiscal years, we did not declare or pay any cash dividends with respect to our common stock and we do not anticipate declaring any cash dividends on our common stock in the foreseeable future.  We intend to retain all future earnings for use in the development of our business.  In addition, the payment of cash dividends is restricted by undeclared dividends on our Series E preferred stock and financial covenants in our credit agreement with Bank of Scotland.  We have accumulated unpaid Series E preferred dividends of approximately $7.0 million as of December 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2007 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,343,326	$5.38	387,051
Equity compensation plans not approved by security holders	310,000	7.70	--

Total	2,653,326	$5.65	387,051

INDEX

Item 6.	Selected Financial Data.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected consolidated income statement data for the years ended December 31, 2007, 2006, and 2005 and the selected consolidated balance sheet data as of December 31, 2007 and 2006 are derived from the Company’s audited consolidated financial statements which are included elsewhere herein. The selected consolidated income statement data for the years ended December 31, 2004 and 2003 and the selected consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from the Company’s audited consolidated financial statements not included herein.

STATEMENTS OF OPERATIONS DATA	(All dollar amounts in thousands, except per share data)
	Years ended December 31,
	2007	2006	2005	2004	2003
NET REVENUES	$75,693	$97,871	$86,708	$45,006	$9,740
Operating costs and expenses, including depreciation	81,930	98,487	85,647	55,514	11,263
Impairment loss – deferred development costs *	12,822	---	14,291	---	4,243
LOSS FROM OPERATIONS	(19,059)	(616)	(13,230)	(10,508)	(5,766)
NET LOSS	(24,649)	(7,076)	(18,527)	(12,745)	(6,524)
Dividends paid on preferred stock	---	---	---	(30)	---
Undeclared dividends on preferred stock	(1,551)	(1,551)	(1,551)	(1,510)	---
NET LOSS APPLICABLE TO COMMON SHARES	$(26,200)	$(8,627)	$(20,078)	$(14,285)	$(6,524)
Loss per common share, basic and diluted	$(0.89)	$(0.32)	$(0.77)	$(0.57)	$(0.36)

OTHER FINANCIAL DATA:
Capital Expenditures	$339	$320	$1,967	$31,079	$1,382

BALANCE SHEET DATA:
Cash and cash equivalents	$15,008	$9,471	$6,992	$7,164	$1,354
Total assets	54,199	60,564	57,245	60,753	13,825
Long-term debt	72,617	72,617	72,476	65,000	7,503
Proceeds from exercise of stock options	18,932	1,166	283	151	---
Total stockholders' deficit**	(28,077)	(25,723)	(27,215)	(14,992)	(1,662)

*	Impairment loss represents the write-off of costs associated with efforts to develop Indian casinos in New York State.
**	For the year ended December 31, 2003 total stockholders' deficit was members’ deficit.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

Overview

We were organized in 1993 as a holding company for entities engaged primarily in the hospitality and gaming industries.  For much of our history, we concentrated on riverboat casinos in the southern United States, with nominal holdings in the mid-Atlantic states.  In 2002 this focus shifted, as we commenced the liquidation of all of our holdings outside the Catskills region of the State of New York, and by the end of 2003 we had no direct operations or meaningful assets other than a minority interest in Catskill Development, L.L.C., the owner of approximately 232 acres of land in Monticello, New York, the sole stockholder of Monticello Raceway Management, Inc. and the controlling member of Monticello Casino Management, LLC.  Consequently, Empire Resorts, Inc. had no operating revenue during the fiscal year ended December 31, 2003.

INDEX

On October 31, 2001, the State of New York enacted a bill designating seven racetracks, including Monticello Gaming and Raceway, to install and operate VGMs.  Under the program, the New York State Lottery made an initial allocation of 1,800 VGMs to Monticello Gaming and Raceway.  Construction contracts for these facilities were signed and work on the necessary improvements began in February 2004.  On June 30, 2004, we began operating 1,744 VGMs on 45,000 square feet of floor space at Monticello Gaming and Raceway after completing approximately $27 million of renovations to the facility.

In January 2004, we acquired from the members of both Catskill Development, L.L.C. and Monticello Raceway Development Company, LLC all of the outstanding membership interests and capital stock of Monticello Raceway Management, Inc., Monticello Casino Management, LLC, Monticello Raceway Development Company, LLC and Mohawk Management, LLC in exchange for 80.25% of our common stock, calculated on a post-consolidation, fully diluted basis. Monticello Raceway Management, Inc., Monticello Casino Management, LLC, Monticello Raceway Development Company, LLC and Mohawk Management, LLC own all of the development and management rights with respect to an Indian Class III casino to be developed in Monticello, New York. As we had no significant operations during the time of this acquisition and the members of Catskill Development, L.L.C. and Monticello Raceway Development Company, LLC, collectively, received a controlling interest in us as part of this acquisition, the acquisition was accounted for as a reverse merger.

During 2004, we undertook improvements to Monticello Gaming and Raceway and commenced the VGM operations under the auspices of the New York State Lottery.  We also pursued continuing efforts to develop an Indian Class III casino resort on a parcel of land adjacent to Monticello Gaming and Raceway.

On August 1, 2005, we entered into a letter agreement with the St. Regis Mohawk Tribe, a federally recognized Indian tribe, to develop a Class III Indian casino on the 29.31 acres of land adjacent to Monticello Gaming and Raceway.  Under this agreement, we were obligated to supply technical and financial assistance to the St. Regis Mohawk Tribe in exchange for the right to serve as the tribe’s exclusive partner in the development, construction, financing, operation and management of such Class III casino.  This agreement expired pursuant to its terms on December 31, 2007.   Also, see Item 1. Business – Development – Class III Casino Development.

Thus, much of our ability to develop a successful business is now dependent on the success or failure of our ability to develop our interests in the Catskills region of the State of New York, and our financial results in the future will be based on different activities than those from our prior fiscal years.

Off-Balance Sheet Arrangements

On January 12, 2004, in order to better focus on the implementation of the New York State Lottery’s VGM program and the development of other gaming operations at Monticello Gaming and Raceway, all claims relating to certain litigation against parties alleged to have interfered with Catskill Development, L.L.C.’s relations with the St. Regis Mohawk Tribe, along with the rights to any proceeds from any judgment or settlement that may arise from such litigation, were transferred to a grantor trust (the “Litigation Trust”) in which our common stockholders of record immediately before the consolidation’s closing were provided a 19.75% interest, with the members of Catskill Development, L.L.C. and Monticello Raceway Development Company, LLC immediately before the consolidation’s closing owning the remaining 80.25%.  We separately entered into an agreement with the grantor trust pursuant to which we agreed to provide the trust with a $2.5 million line of credit to finance the litigation.

In the year ended December 31, 2007, we advanced $985,000 in draws on the line of credit that we provided to the Litigation Trust and in each of the years ended December 31, 2006 and 2005 we advanced $505,000 in draws on the line of credit.  Due to the unpredictable nature of the litigation and the pending motions currently under review, we provided for a valuation allowance equal to the receivable from the Litigation Trust in each of those years. The aggregate amount due at December 31, 2007 was $2,500,000 and there is a valuation allowance recorded for the full amount of those advances.

INDEX

Pursuant to the terms of the Declaration of Trust establishing the trust, in the event of a recovery in the litigation, we are to receive payments to reimburse us for prior litigation expenses of $7.5 million and to repay the $2.5 million on the line of credit.

In August 2004, we agreed to provide development assistance of $35,000 per month to the Seneca Cayuga Tribe of Oklahoma in connection with the establishment and initial operations of a tribal gaming authority for New York gaming operations. We discontinued providing this assistance in the second quarter of 2005.

 In connection with our development project with the St. Regis Mohawk Tribe, we agreed to make payments to the tribe to support operations of the Tribal Gaming Authority and provide technical assistance, payment of professional and legal consultants and other support as we sought the necessary licenses and approvals to commence construction.

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

We consider our policies for revenue recognition to be critical due to the continuously evolving standards and industry practice related to revenue recognition, changes which could materially impact the way we report revenues. Accounting polices related to: point loyalty program, accounts receivable, deferred development costs, impairment of long-lived assets, stock-based compensation and loss contingencies are also considered to be critical as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies, and our procedures related to these policies, are described in detail below.

Revenue and expense recognition. Revenues represent (i) revenues from pari-mutuel wagering earned from live harness racing and simulcast signals from other tracks, (ii) the net win from VGMs and (iii) food and beverage sales, net of promotional allowances, and other miscellaneous income. We recognize revenues from pari-mutuel wagering earned from live harness racing and simulcast signals from other tracks, before deductions of such related expenses as purses, stakes and awards. Revenue from the VGM operations is the difference between the amount wagered by bettors and the amount paid out to bettors and is referred to as the net win. The net win is included in the amount recorded in our consolidated financial statements as gaming revenue. We report incentives related to VGM play and points earned in loyalty programs as a reduction of gaming revenue. Operating costs include (i) the amounts paid to the New York State Lottery for the State's share of the net win, (ii) amounts due to the Horsemen and Breeders' for their share of the net win and (iii) amounts paid for harness racing purses, stakes and awards. Also included in operating costs are the costs associated with the sale of food, beverages and other miscellaneous items and the marketing allowance from the New York State Lottery.

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

INDEX

Accounts Receivable.  Accounts receivable are stated at the amount we expect to collect. If needed, an allowance for doubtful accounts is recorded based on information on specific accounts.  In the normal course of business, we settle wagers for other racetracks and are potentially exposed to credit risk.  We have not experienced significant losses regarding the settlement of wagers.  These wagers are included in accounts receivable.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Deferred Development Costs.  Deferred development costs are recorded at cost. In connection with our development activities, we may make advances to tribes for development assistance and to facilitate the establishment and initial operations of tribal gaming authorities. We also incur costs associated with development activities, including salaries of employees engaged in those activities which we capitalize as deferred development costs. We provide technical assistance, engage and pay attorneys and consultants and provide other support for our Indian partners in matters relating to land claims against the State of New York and agreements for development and operation of the proposed Class III casino developments. We periodically review deferred development costs for impairment as further described below.

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

On January 4, 2008, the BIA announced the denial of the land to trust application from the St. Regis Mohawk Tribe for the site on which our efforts had been focused. In light of that decision, we determined that the carrying value of our deferred development costs was likely not recoverable and recorded an impairment loss for the amounts incurred as of December 31, 2007. The impairment loss recorded in 2007 is approximately $ 12.8 million.

Stock-Based Compensation.  Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), "Share Based Payment"("SFAS No. 123(R)") using the modified-prospective method. We had adopted the fair value approach contained in SFAS No. 123 effective January 1, 2003 and we have consistently used the Black-Scholes-Merton formula to estimate the fair value of stock options granted in the periods since that time. As of December 31, 2007, there was approximately $655,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a period of 3 years. This expected cost does not include the impact of any future stock-based compensation awards.

Loss Contingencies.  There are times when non-recurring events occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for loss contingencies typically relate to certain legal proceedings, customer and other claims and litigation. As required by SFAS No. 5, we determine whether an accrual for a loss contingency is appropriate by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our legal proceedings and other claims based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. The adverse resolution of any one or more of these matters over and above the amounts that have been estimated and accrued in the current consolidated financial statements could have a material adverse effect on our business, results of operations and financial condition.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues.  Total net revenues decreased approximately $21.2 million or 22% for the year ended December 31, 2007. VGM operations accounted for approximately $12.2 million (or a 16% decrease from 2006) of that reduction and racing accounted for approximately $9.7 million (or a 54% decrease). The remainder of the decrease was attributable to food, beverage and other revenues decreasing by approximately $0.8 million (or 12%) offset by reduced complimentary expenses of approximately $534,000 (or 17%).

INDEX

We believe that the decrease in VGM revenues can be attributed primarily to more competition from VGM facilities at Yonkers Raceway (opened November, 2006) and new casinos opening in Pennsylvania in 2007. Patron visits decreased by 20.6% and the average daily win per unit was reduced from $132.63 to $110.19 (or 17%). The average number of machines in operation was 1,587 in 2007 and 1,580 in 2006.  The decrease in complimentary expenses is primarily a result of reduced volume of play.

The decrease in racing revenue was primarily a result of reduced revenue allocations from OTB facilities. Yonkers Raceway, which normally shares in those revenues with us, was not in operation for the last 6 months of 2005 and for eleven months in 2006. When that facility reopened in November with a new VGM facility and other improvements, the normal sharing arrangement went back into effect and our share of revenue allocations dropped significantly. As a result of the OTB Appellate Decision, our revenues for the fourth quarter of 2007 were reduced by approximately $350,000.

Gaming costs.  Gaming (VGM) costs decreased by approximately $8.2 million (or 13%) to approximately $56.3 million for 2007 compared with 2006.  This percentage decrease is less than the percentage decrease in VGM revenues because not all of our operating expenses vary directly with revenue changes.

Racing costs.  Racing costs decreased in 2007 by approximately $4.9 million (or 41%) to approximately $7.0 million. This percentage decrease is less than the percentage decrease in racing revenues because not all of our operating expenses will vary directly with revenue changes.

Food, beverage and other costs.  These costs decreased by approximately $261,000 (or 10%) to approximately $2.4 million for 2007 compared with 2006.  Revenues in this category decreased 12%.

Selling, General and Administrative expenses.  Selling, general and administrative expenses decreased approximately $3.2 million (or 18%) in 2007 to approximately $15.0 million.  The decrease is comprised of a reduction in stock-based compensation of approximately $4.0 million, an increase in other compensation of approximately $266,000, a decrease in marketing costs of approximately $484,000 and an increase in other expenses of approximately $1,012,000. The stock-based compensation in 2006 included approximately $3.5 million for the expense, on December 28, 2006, of extending the expiration date for one year on options to purchase 2.5 million shares of our common stock at $7.50 per share. The options to purchase those shares were exercised and we received $18,750,000 as proceeds from the exercise in January, 2007.

Impairment loss – Deferred development costs. On January 4, 2008, the BIA announced the denial of the land to trust application from the St. Regis Mohawk Tribe for the site on which our joint efforts had been focused. In light of that decision, we determined that the carrying value of our deferred development costs was likely not recoverable and recorded an impairment loss of approximately $12.8 million as of December 31, 2007.

 Interest expense.  Interest expense was approximately $5.9 million and $6.0 million, respectively, for the years 2007 and 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues.  Total net revenues increased approximately $11.2 million or 13% for the year ended December 31, 2006. VGM operations contributed approximately $8.5 million (or a 12% increase over 2005) of that increase and racing contributed approximately $2.3 million (or a 15% increase). The remainder of the increase was attributable to food, beverage and other revenues increasing by approximately $1.5 million (or 32%) offset by increased complimentary expenses of approximately $1.2 million (or 62%).

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

INDEX

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

Food, beverage and other costs.  These costs increased by approximately $625,000 (or 31%) to approximately $2.7 million for 2006 compared with 2005.  Revenues in this category increased 32%.

Selling, General and Administrative expenses.  Selling, general and administrative expenses increased approximately $4.9 million (or 37%) in 2006 to approximately $18.2 million.  The increase is comprised of an increase in stock-based compensation of approximately $3.1 million, an increase in other compensation of approximately $693,000, an increase in marketing costs of approximately $1.5 million and a reduction of other expenses of approximately $357,000. The increase in stock-based compensation is primarily related to the costs associated with extending the expiration date for options to purchase 1 million shares of our common stock. The extension was granted in connection with a modification of an earlier agreement which provided for an option to purchase approximately 5.2 million shares of our common stock. The modified agreement provides that the holder of the option will exercise the right to purchase 2.5 million shares of our common stock at $7.50 per share with payment made on January 26, 2007 and had the right to purchase 1 million shares at $7.50 until December 29, 2007. The option to purchase the remaining 1,688,913 shares expired on December 29, 2006.

Impairment loss – Deferred development costs.  During the year ended December 31, 2005, we recognized the following impairment losses:

Costs incurred in connection with efforts to develop a casino resort with the Seneca-Cayuga Tribe of Oklahoma – approximately $ 2.4 million;

Costs incurred in connection with efforts to develop casino resorts with the Cayuga Nation of New York – approximately $ 8.5 million;

Costs associated with a proposed merger related to resort developments and other activities – approximately $3.4 million.

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

Liquidity and Capital Resources

We believe that we will have adequate working capital to fund our operations for the year ending December 31, 2008. Beginning April 1, 2008, the results of operations of our VGM facility will benefit from legislation that was passed on February 13, 2008. We estimate that the benefit could be as much as $4.8 million for the year ending December 31, 2008.

INDEX

Our credit facility with the Bank of Scotland requires repayment of approximately $ 7,162,000 (outstanding balance of $ 7,617,000 less restricted cash on deposit of $455,000) on May 29, 2009.

The holders of our Senior Convertible Notes ($65,000,000 principal balance due) have the right to demand repayment of the principal amount due on July 31, 2009. We do not presently have a source for repayment of these notes and our operations will not provide sufficient cash flow to repay this obligation.

Net cash used in operating activities during the year ended December 31, 2007 was approximately $7.4 million compared to net cash provided by operating activities of approximately $5.3 million in 2006. The decrease in cash provided of approximately $12.7 million is primarily the result of the following items:

-
losses from operations excluding impairment loss increased from approximately $616,000 in 2006 to approximately $6.2 million in 2007 resulting primarily from reduced revenues for both VGM and racing operations,

-
the receipts from restricted cash accounts for VGM operations provided a net positive effect on net cash from operations of approximately $609,000 in 2007 compared to approximately $3.1 million in 2006,

-
a reduction in accounts receivable of approximately $2.4 million in 2007 provided a net positive comparative effect of approximately $3.7 million when compared to 2006 during which accounts receivable increased by approximately $1.3 million,

-
during 2007, we reduced our purse liability by approximately $3.7 million as compared with an increase in that account in 2006 of approximately $1.5 million resulting in a negative comparative effect of approximately $5.2 million,

-	the positive effect of stock-based compensation in 2007 was less than that in 2006 by approximately $4.0 million,

-	the effect of the valuation reserve for advances to the Litigation Trust was $985,000 in 2007 and $505,000 in 2006, a net negative comparative effect of $480,000,

-	the changes in other net working capital items account for the remaining negative comparative effect on net cash from operations of approximately $100,000.

The relatively large changes in accounts receivable and the purse liability are related to the higher revenues from racing in 2006. The higher revenues resulted in increased accounts receivable at December 31, 2006 and as those receivables were collected we directed a substantial amount of the collections to increased payments for purses during 2007. These payments had the effect of reducing the amount of the purse liability at December 31, 2007.

Net cash used in investing activities was approximately $6.0 million for the year ended December 31, 2007, consisting primarily of approximately $4.5 million expended for casino development costs. During the year ended December 31, 2006 net cash used in investing activities in was approximately $3.3 million, and consisted primarily of approximately $2.4 million in costs associated with casino development projects.

Net cash provided by financing activity for 2007 was approximately $18.9 million representing proceeds from the exercise of options to purchase our common stock. In 2006, net cash provided by financing activity was approximately $488,000 representing net proceeds from borrowings under our revolving credit facility of approximately $141,000 and proceeds from the exercise of options to purchase our common stock of approximately $1.2 million. These amounts were offset by approximately $798,000 in financing costs reflecting the cost of recording a mortgage on the 232 acres at the Raceway as security for the holders of our Senior Convertible Notes.

INDEX

On January 11, 2005, we entered into a credit facility with Bank of Scotland, pursuant to which Bank of Scotland agreed to provide us with a $10 million senior secured revolving loan (subject to certain reserves) that was to mature in two years. To secure the timely repayment of any borrowings by us under this credit facility, among other things, we agreed to:

•	cause Monticello Raceway Management to grant Bank of Scotland a mortgage over the 232 acres of land and improvements in Monticello, New York owned by Monticello Raceway Management;

•	cause our material subsidiaries to guarantee our obligations under the credit facility;

•	pledge our equity interests in each of our current and future subsidiaries; and

•	grant Bank of Scotland a first priority secured interest in all of its assets, now owned or later acquired.

Interest on any loans made pursuant to the credit facility bore interest, at our option, at the rate of prime plus 2% or Libor plus 4% until the amendment on June 21, 2007. In connection with this credit facility, the Bank of New York, the noteholders’ trustee under the indenture, and Bank of New York, also entered into an Intercreditor Agreement so that the Bank of New York will have a first priority position, notwithstanding the indenture and security documents we executed on July 26, 2004 in connection with our issuance of $65 million of senior convertible notes due 2014.

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

On June 21, 2007, we entered into another amendment to our credit facility with Bank of Scotland. The amendment, dated as of June 20, 2007, among other things, (i) extends the maturity date of the loan agreement from January 11, 2008 to January 7, 2009, (ii) amends the interest rates of loans under the credit facility to a rate of prime plus 1.5% until July 31, 2008 and prime plus 2.0% thereafter or LIBOR plus 3.5% until July 31, 2008 and LIBOR plus 4.0% thereafter and (iii) deletes all references to Interest Advances and Line of Credit Cash Collateral Advances such that the Loan Agreement now provides for total loans of up to $10 million.  In addition, pursuant to this amendment, we are required to maintain an unrestricted cash balance of an amount that, when added to the unused balance available under the credit facility, is not less than $5 million.  On March 14, 2008, we entered into an additional amendment to our credit facility with Bank of Scotland that extends the maturity date of the loan agreement from January 7, 2009 to May 29, 2009.

On March 8, 2007, we authorized issuance of 18,884 shares of our common stock as payment of dividends due for the year ended December 31, 2006 on our Series B preferred stock.  The approximate value of $190,000 was recorded as a reduction of retained earnings and an increase in common stock and additional paid in capital.

On March 8, 2006, our Board of Directors authorized the issuance of 23,103 shares of our common stock in payment of dividends on our Series B Preferred Stock for 2005. The recorded value of these shares was approximately $98,000.

At December 31, 2007, we had undeclared dividends on our Series E Preferred Stock of approximately $7.0 million and undeclared dividends for 2007 on our Series B Preferred Stock of approximately $167,000. We paid the dividends on Series B Preferred Stock by issuing common stock in February 2008. We are in compliance with our Certificates of Designations, Preferences and Rights of the issued and outstanding preferred shares.

We are currently exploring certain strategic alternatives in order to raise capital.  Although an evaluation process is underway, we have not set any time frame for the conclusion of the process. There can be no assurance that this process will result in any specific transaction. We do not expect to disclose developments with respect to the exploration of strategic alternatives unless and until our Board of Directors has approved a definitive transaction or it has concluded its evaluation efforts.

INDEX

Recent Accounting Pronouncements

In October 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. Financial Accounting Standard (“FAS”) 123(R)-5, Amendment of FSP FAS 123(R)-1, (“FSP FAS123(R)-5”) to address whether a change to an equity instrument in connection with an equity restructuring should be considered a modification for the purpose of applying FSP No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FAS Statement No 123(R) (“FSP FAS123(R)-1”).  FSP FAS 123(R)-1 states that financial instruments issued to employees in exchange for past or future services are subject to the provisions of SFAS 123(R) unless the terms of the award are modified when the holder is no longer an employee.  In FSP FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R)-1 unless the fair value of the award increases, anti-dilution provisions are added, or holders of the same class of equity instruments are treated unequally.  FSP FAS 123(R)-5 is effective for the first reporting period beginning after October 10, 2006. The adoption of FSP FAS 123(R)-5 did not have a material impact on our consolidated results of operations, financial condition and cash flows.

In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards ("EITF 06-11"). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (fiscal year 2008 for us). The adoption is not expected to have a material impact on our consolidated results of operations, financial condition and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on our consolidated results of operations, financial condition and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated results of operations, financial condition and cash flows.

INDEX

Contractual Obligations

Contractual Obligations	Payments due by period (in thousands)
	Total	Less than 1 year		1 – 3 years		3 – 5 years		More than 5 years
Senior Convertible Notes (a):
Principal	$65,000	$	----	$	----	$	----	$65,000
Estimated interest (b)	33,800		5,200		10,400		10,400	7,800
Revolving credit facility:
Principal	7,617		----		7,617		----	----
Estimated interest (b)	750		730		20		----	----

Operating lease obligations	309		191		118		---	---
Total	$107,476		$6,121		$18,155		$10,400	$72,800

(a)	The holders of our Senior Convertible Notes have the right to require us to repurchase the notes at 100% of the principal amount outstanding on July 31, 2009.

(b)	Interest is payable at 8% semi-annually on the Senior Convertible Notes and at either Prime plus 2 or Libor plus 4 on the revolving credit facility.

Subsequent Events

We were advised, that on January 4, 2008, the St. Regis Mohawk Tribe received a letter from James E. Cason of the BIA denying the St. Regis Mohawk Tribe's request to take 29.31 acres into trust for the purpose of building a Class III gaming facility to be located at Monticello Gaming and Raceway, in accordance with the Indian Gaming Regulatory Act of 1988, as amended.  The request was denied based upon regulations promulgated under the Indian Gaming Regulatory Act of 1988, as amended, relating to the need of the St. Regis Mohawk Tribe for additional land, the purposes for which the land would be used, and the distance of the land from the St. Regis Mohawk Tribe’s reservation.  In addition, our agreements with the St. Regis Mohawk Tribe and the St. Regis Mohawk Gaming Authority expired by their terms on December 31, 2007.  On February 14, 2008, three of our subsidiaries filed for arbitration with the American Arbitration Association against the St. Regis Mohawk Tribe and the St. Regis Mohawk Gaming Authority seeking declarations as to the effectiveness of each of the agreements.  Also, see Item 1. Business – Development – Class III Casino Development.

On February 25, 2008, our Board of Directors authorized the issuance of 117,419 shares of our common stock in payment of dividends on our Series B Preferred Stock for 2007.  The value of these shares was approximately $261,000.

On March 14, 2008, we entered into an amendment to our credit facility with Bank of Scotland that extends the maturity date of the loan agreement from January 7, 2009 to May 29, 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  Our primary exposure to market risk is interest rate risk associated with our $10 million credit facility with Bank of Scotland since it constitutes variable rate debt.  A hypothetical one hundred basis point increase in interest rates for our variable rate borrowings would increase our future interest expense by approximately $0.1 million per year.  This sensitivity analysis does not factor in potential changes in the level of our variable interest rate borrowings, or any actions that we might take to mitigate our exposure to changes in interest rates.  Our outstanding convertible senior notes are fixed-rate indebtedness.

INDEX

Item 8.	Financial Statements and Supplementary Data.

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Empire Resorts, Inc.

We have audited the accompanying consolidated balance sheets of Empire Resorts, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2007.  We also have audited Empire Resorts, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Empire Resorts, Inc. and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principals used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

INDEX

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire Resorts, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Empire Resorts, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Friedman LLP

New York, New York
March 14, 2008

INDEX

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31
(In thousands, except for per share data)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$15,008	$9,471
Restricted cash	1,266	1,747
Accounts receivable	1,401	3,802
Prepaid expenses and other current assets	2,967	2,996
Total current assets	20,642	18,016
Property and equipment, net	30,860	31,703
Deferred financing costs, net of accumulated amortization of $ 1,783 in 2007 and $ 1,364 in 2006	2,697	3,116
Deferred development costs	---	7,729
TOTAL ASSETS	$54,199	$60,564

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Account payable	$3,530	$3,734
Accrued expenses and other current liabilities	6,129	9,936
Total current liabilities	9,659	13,670
Revolving credit facility	7,617	7,617
Senior convertible notes	65,000	65,000
Total liabilities	82,276	86,287

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, 5,000 shares authorized; $0.01 par value -
Series B, $29 per share liquidation value, 44 shares issued and outstanding	---	----
Series E, $10.00 redemption value, 1,731 shares issued and outstanding	6,855	6,855
Common stock, $0.01 par value, 75,000 shares authorized, 29,582 and 29,428 shares issued and outstanding in 2007 and 2006, respectively	296	294
Amount due from exercise of option	---	(18,750)
Additional paid in capital	52,845	49,113
Accumulated deficit	(88,073)	(63,235)
Total stockholders’ deficit	(28,077)	(25,723)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$54,199	$60,564

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31
(In thousands, except for per share data)

	2007	2006	2005
REVENUES:
Racing	$8,280	$17,997	$15,652
Gaming	64,290	76,510	68,059
Food, beverage and other	5,655	6,428	4,885
GROSS REVENUES	78,225	100,935	88,596
Less promotional allowances	(2,532)	(3,064)	(1,888)
NET REVENUES	75,693	97,871	86,708
COSTS AND EXPENSES:
Racing	7,026	11,914	8,979
Gaming	56,334	64,533	60,159
Food, beverage and other	2,400	2,661	2,036
Selling, general and administrative expense	14,990	18,235	13,352
Depreciation	1,180	1,144	1,121
Impairment loss - deferred development costs	12,822	---	14,291
TOTAL COSTS AND EXPENSES	94,752	98,487	99,938
LOSS FROM OPERATIONS	(19,059)	(616)	(13,230)
Amortization of deferred financing costs	(419)	(655)	(575)
Interest expense	(5,932)	(5,989)	(4,778)
Interest income	761	184	56
NET LOSS	(24,649)	(7,076)	(18,527)
Undeclared dividends on preferred stock	(1,551)	(1,551)	(1,551)
NET LOSS APPLICABLE TO COMMON SHARES	$(26,200)	$(8,627)	$(20,078)

Weighted average common shares outstanding, basic and diluted	29,523	26,703	26,149
Loss per common share, basic and diluted	$(0.89)	$(0.32)	$(0.77)

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands)

	Preferred Stock
	Series B			Series E		Common Stock
	Shares	Amount		Shares	Amount	Shares	Amount	Amount due from exercise of option		Additional paid in Capital	Accumulated Deficit
Balances, January 1, 2005	44	$	---	1,731	$6,855	26,080	$261	$	---	$15,284	$(37,392)

Declared and paid dividends on preferred stock	---		---	---	---	13	---		---	142	(142)
Common stock issued from exercise of stock options	---		---	---	---	133	1		---	282	---
Stock-based compensation	---		---	---	---	86	1		---	4,308	---
Stock-based compensation, termination of merger	---		---	---	---	---	---		---	1,712	---
Net loss	---		---	---	---	---	---		---	---	(18,527)
Balances, December 31, 2005	44		---	1,731	6,855	26,312	263		---	21,728	(56,061)
Declared and paid dividends on preferred stock	---		---	---	---	23	---		---	98	(98)
Common stock issued from exercise of stock options	---		---	---	---	3,007	30		(18,750)	19,886	---
Stock-based compensation	---		---	---	---	86	1		---	7,401	---
Net loss	---		---	---	---	---	---		---	---	(7,076)
Balances, December 31, 2006	44		---	1,731	6,855	29,428	294		(18,750)	49,113	(63,235)
Declared and paid dividends on preferred stock	---		---	---	---	19	---		---	189	(189)
Collection of amount due for December 2006 exercise	---		---	---	---	---	---		18,750	---	---
Common stock issued from exercise of stock options	---		---	---	---	46	1		---	181	---
Stock-based compensation	---		---	---	---	89	1		---	3,362	---
Net loss	---		---	---	---	---	---		---	---	(24,649)
Balances, December 31, 2007	44	$	---	1,731	$6,855	29,582	$296	$	---	$52,845	$(88,073)

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31
(In thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,649)	$(7,076)	$(18,527)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,180	1,144	1,121
Amortization of deferred financing costs	419	655	575
Allowance for doubtful accounts – Advances to Litigation Trust	985	505	505
Impairment loss - deferred development costs	12,822	---	14,291
Stock – based compensation	3,363	7,401	4,309
Loss on disposal of property and equipment	1	11	10
Changes in operating assets and liabilities:
Restricted cash (VGM Marketing Accounts)	609	3,076	(4,151)
Accounts receivable	2,401	(1,286)	(39)
Prepaid expenses and other current assets	29	(1,041)	(878)
Accounts payable	(766)	396	(1,383)
Accrued expenses and other current liabilities	(3,806)	1,480	2,962
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,412)	5,265	(1,205)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(339)	(320)	(1,967)
Restricted cash (Racing capital improvement)	(106)	(86)	6
Advances to Litigation Trust	(985)	(505)	(505)
Deferred development costs	(4,531)	(2,363)	(3,309)
NET CASH USED IN INVESTING ACTIVITIES	(5,961)	(3,274)	(5,775)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	---	141	7,476
Proceeds from exercise of stock options	18,932	1,166	283
Deferred financing costs	---	(798)	(539)
Restricted cash (Revolving credit facility)	(22)	(21)	(412)
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,910	488	6,808
Net increase (decrease) in cash and cash equivalents	5,537	2,479	(172)
Cash and cash equivalents, beginning of year	9,471	6,992	7,164
Cash and cash equivalents, end of year	$15,008	$9,471	$6,992

The accompanying notes are an integral part of these consolidated financial statements.

(Continued)

INDEX

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31
(In thousands)

	2007	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest during the year	$5,932	$5,989	$4,033

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Common stock issued in settlement of preferred stock dividends	$190	$98	$142
Amount due from exercise of option	---	18,750	---
Noncash additions to deferred development costs	562	192	1,108

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

EMPIRE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A. Summary of Business and Basis for Presentation

Basis for Presentation

The consolidated balance sheets as of December 31, 2007 and 2006, the consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2007, 2006 and 2005 include the accounts of Empire Resorts, Inc and our subsidiaries (“Empire”, “the Company”, “us” or “we”).

Liquidity

We believe that we will have adequate working capital to fund our operations for the year ending December 31, 2008. Beginning April 1, 2008, the results of operations of our Video Gaming Machine (“VGM”) facility will benefit from legislation that was passed on February 13, 2008.  We estimate that the benefit could be as much as $4.8 million for the year ending December 31, 2008.

Our credit facility with the Bank of Scotland requires repayment of approximately $ 7,162,000 (outstanding balance of $ 7,617,000 less restricted cash on deposit of $455,000) on May 29, 2009.

The holders of our Senior Convertible Notes ($65,000,000 principal balance due) have the right to demand repayment of the principal amount due on July 31, 2009.  We do not presently have a source for repayment of these notes and our operations will not provide sufficient cash flow to repay this obligation.

Nature of Business

During the past four years, we have concentrated on developing gaming operations in New York State.  Through our subsidiaries, we currently own and operate Monticello Gaming and Raceway, a video gaming and harness horseracing facility located in Monticello, New York.

On February 8, 2008, we entered into an Agreement to Form Limited Liability Company and Contribution Agreement with Concord (the “Contribution Agreement”), pursuant to which we and Concord Associates, L.P. (“Concord”) will form a limited liability company (the “LLC”) and enter into an Operating Agreement.  In addition, pursuant to the Contribution Agreement, we will move our existing operations at Monticello Gaming and Raceway to 160 acres of land located in Kiamesha Lake, New York in order to develop an entertainment complex consisting of a hotel, convention center, gaming facility and harness horseracing track (the “Entertainment City Project”).  Concord will be responsible for the development of the Entertainment City Project.  Concord’s affiliate, George A. Fuller Company, will be the general contractor.  We will be responsible for development of the gaming facility and for managing and operating the hotel, gaming facility and harness horseracing track. We and Concord will share equally the fees that we each earn in connection with our respective development and management efforts, as well as share equally any distributions available following the repayment of any debt service and the payment of any preferred returns due to any of the members of the LLC.  We will receive a preference on the first $8 million of distributions.  Construction fees earned by George A. Fuller Company will not be shared with us.  The closing of the transaction is conditioned on, among other things, (i) distribution to us of at least $50 million (less amounts outstanding under our existing credit facility with Bank of Scotland that are to be assumed by the LLC); (ii) receipt of all necessary approvals for the transfer of our gaming and racing licenses, including from the Bank of Scotland, holders of our convertible senior notes, the New York State Racing and Wagering Board and the New York State Lottery; (iii) transfer of our obligations related to our credit facility to the LLC; (iv) entry into construction, development, casino development, casino and hotel management contracts; and (v) approval by our stockholders, if required by law.  No assurance can be given that the conditions to the closing of the transaction will be satisfied in order to complete the transaction, as planned.

In addition, we continue to set aside 29.31 acres of land adjacent to Monticello Gaming and Raceway for the development of a Class III casino. We will also continue to explore other possible development projects.

INDEX

We operate through three principal subsidiaries, Monticello Raceway Management, Inc. (“Monticello Raceway Management”), Monticello Casino Management, LLC (“Monticello Casino Management”) and Monticello Raceway Development Company, LLC (“Monticello Raceway Development”).  Currently, only Monticello Raceway Management has operations which generate revenue.

Raceway and VGM Operations

Monticello Raceway Management, a wholly owned subsidiary, is a New York corporation that operates Monticello Gaming and Raceway (the “Raceway”), a harness horse racing facility and a VGM facility (Monticello Gaming and Raceway) in Monticello, New York.

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

Note B.  Summary of Significant Accounting Policies

Revenue and expense recognition. Revenues represent (i) revenues from pari-mutuel wagering earned from live harness racing and simulcast signals from other tracks, (ii) the net win from VGMs and (iii) food and beverage sales, net of promotional allowances and other miscellaneous income.  We recognize revenues from pari-mutuel wagering earned from live harness racing and simulcast signals from other tracks, before deductions of such related expenses as purses, stakes and awards. Revenue from the VGM operations is the difference between the amount wagered by bettors and the amount paid out to bettors and is referred to as the net win.  The net win is included in the amount recorded in our consolidated financial statements as gaming revenue. We report incentives related to VGM play and points earned in loyalty programs as a reduction of gaming revenue. Operating costs include (i) the amounts paid to the New York State Lottery for the State’s share of the net win, (ii) amounts due to the Horsemen and Breeder’s for their share of the net win and (iii) amounts paid for harness racing purses, stakes and awards. Also included in operating costs are the costs associated with the sale of food, beverage and other miscellaneous items and the marketing allowance from the New York State Lottery.

We currently have a point loyalty program (“Player’s Club”) for our VGM customers which allows them to earn points based on the volume of their VGM activity. The estimated redemption value of points earned by customers is recorded as an expense in the period the points are earned. We estimate the amount of points which will be redeemed and record the estimated redemption value of those points as a reduction from revenue in promotional allowances. The factors included in this estimation process include an overall redemption rate, the cost of awards to be offered and the mix of cash, goods and services for which the points will be redeemed. We use historical data to estimate these amounts.  The liability recorded for unredeemed points was approximately $191,000 and $202,000 at December 31, 2007 and 2006, respectively.  These amounts are reflected in accrued expenses and other current liabilities.

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

INDEX

Cash and Cash Equivalents.  Cash and cash equivalents include cash on account, demand deposits and certificates of deposit with original maturities of three months or less at acquisition.  The Company maintains significant cash balances with financial institutions, which are not covered by the Federal Deposit Insurance Corporation. The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash. Approximately $1.1 million of cash is held in reserve and we granted the New York State Lottery a security interest in the segregated cash account used to deposit New York State Lottery’s share of net win in accordance with the New York State Lottery Rules and Regulations.

Restricted Cash.  We have three types of restricted cash accounts.

Under New York State Racing, Pari-Mutuel Wagering and Breeding Law, Monticello Raceway Management is obliged to withhold a certain percentage of certain types of wagers towards the establishment of a pool of money, the use of which is restricted to the funding of approved capital improvements.  Periodically during the year, Monticello Raceway Management petitions the Racing and Wagering Board to certify that the noted expenditures are eligible for reimbursement from the capital improvement fund.  The balances in this account were approximately $346,000 and $239,000 at December 31, 2007 and 2006, respectively.

In April 2005, the New York law governing VGM operations was modified to provide an increase in the revenues retained by the VGM operator. A portion of that increase was designated as a reimbursement of marketing expenses incurred by the VGM operator. The amount of revenues directed toward this reimbursement is deposited in a bank account under the control of the New York State Lottery and the VGM operator. The funds are transferred from this account to the operator upon the approval by the Lottery officials of the reimbursement requests submitted by the operator. The balances in this account were approximately $466,000 and $1,076,000 at December 31, 2007 and 2006, respectively.

In connection with our revolving credit agreement, we agreed to maintain a restricted reserve bank account with the lending institution. The balances in this account were approximately $455,000 and $432,000 at December 31, 2007 and 2006, respectively.

Accounts Receivable.  Accounts receivable are stated at the amount we expect to collect. If needed, an allowance for doubtful accounts is recorded based on information on specific accounts.  In the normal course of business, we settle wagers for other racetracks and are potentially exposed to credit risk.  We have not experienced significant losses regarding the settlement of wagers.  These wagers are included in accounts receivable.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Property and Equipment.  Property and equipment is stated at cost less accumulated depreciation. The Company provided for depreciation on property and equipment used by applying the straight-line method over the following estimated useful lives:

Assets	Estimated Useful Lives
Vehicles	5-10 years
Furniture, fixtures and equipment	5-10 years
Land improvements	20 years
Building improvements	40 years
Buildings	40 years

Deferred Financing Costs.  Deferred financing costs are amortized on the straight-line method over the term of the related debt.

INDEX

Deferred Development Costs.  Deferred development costs are recorded at cost. In connection with our development activities, we may make advances to tribes for development assistance and to facilitate the establishment and initial operations of tribal gaming authorities. We also incur costs associated with development activities, including salaries of employees engaged in those activities which we capitalize as deferred development costs. We provide technical assistance, engage and pay attorneys and consultants and provide other support for our Indian partners in matters relating to land claims against the State of New York and agreements for development and operation of the proposed Class III casino developments. We periodically review deferred development costs for impairment as further described below.

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

On January 4, 2008, the BIA announced the denial of the land to trust application from the St. Regis Mohawk Tribe for the site on which our joint efforts had been focused. In light of that decision, we determined that the carrying value of our deferred development costs was likely not recoverable and recorded an impairment loss for the amounts incurred as of December 31, 2007. The impairment loss recorded in 2007 is approximately $ 12.8 million.

Loss Contingencies.  There are times when non-recurring events occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for loss contingencies typically relate to certain legal proceedings, customer and other claims and litigation. As required by SFAS No. 5, we determine whether an accrual for a loss contingency is appropriate by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our legal proceedings and other claims based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. The adverse resolution of any one or more of these matters over and above the amounts that have been estimated and accrued in the current consolidated financial statements could have a material adverse effect on our business, results of operations and financial condition.

Loss Per Common Share.  We compute basic loss per share by dividing loss applicable to common shares by the weighted-average common shares outstanding for the year. Diluted loss per share reflects the potential dilution of losses that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the losses of the entity.  Since the effect of outstanding options and warrants is anti-dilutive with respect to losses, they have been excluded from our computation of loss per common share.  Therefore, basic and diluted losses per common share for the years ended December 31, 2007, 2006 and 2005 are the same amount.

The following table shows the securities outstanding at December 31, 2007, 2006 and 2005 that could potentially dilute basic earnings per share in the future but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

	Outstanding at December 31,
	2007	2006	2005
Options	2,403,000	3,284,000	7,786,000
Warrants	250,000	250,000	250,000
Shares issuable upon conversion of convertible debt	5,175,000	5,175,000	5,175,000
Unvested restricted stock	---	89,000	175,000
Total	7,828,000	8,798,000	13,386,000

Advertising.  We record as current operating expense the costs of general advertising, promotion and marketing programs at the time those costs are incurred. Advertising expense was approximately $949,000, $1,740,000 and $890,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

INDEX

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

Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), "Share Based Payment"("SFAS No. 123(R)") using the modified-prospective method. We had adopted the fair value approach contained in SFAS No. 123 effective January 1, 2003 and we have consistently used the Black-Scholes-Merton formula to estimate the fair value of stock options granted in the periods since that time. As of December 31, 2007, there was approximately $655,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a period of 3 years. This expected cost does not include the impact of any future stock-based compensation awards.

 Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements.

In October 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. Financial Accounting Standard (“FAS”) 123(R)-5, Amendment of FSP FAS 123(R)-1, (“FSP FAS123(R)-5”) to address whether a change to an equity instrument in connection with an equity restructuring should be considered a modification for the purpose of applying FSP No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FAS Statement No 123(R) (“FSP FAS123(R)-1”).  FSP FAS 123(R)-1 states that financial instruments issued to employees in exchange for past or future services are subject to the provisions of SFAS 123(R) unless the terms of the award are modified when the holder is no longer an employee.  In FSP FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R)-1 unless the fair value of the award increases, anti-dilution provisions are added, or holders of the same class of equity instruments are treated unequally.  FSP FAS 123(R)-5 is effective for the first reporting period beginning after October 10, 2006. The adoption of FSP FAS 123(R)-5 did not have a material impact on our consolidated results of operations, financial condition and cash flows.

In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards ("EITF 06-11"). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (fiscal year 2008 for us). The adoption is not expected to have a material impact on our consolidated results of operations, financial condition and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on our consolidated results of operations, financial condition and cash flows.

INDEX

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated results of operations, financial condition and cash flows.

Note C.  Property and Equipment

Property and equipment at December 31 consists of:

	(in thousands)
	2007	2006
Land	$770	$770
Land improvements	1,539	1,510
Buildings	4,583	4,583
Building improvements	24,621	24,513
Vehicles	137	140
Furniture, fixtures and equipment	3,150	2,949
	34,800	34,465
Less – Accumulated depreciation	(3,940)	(2,762)
	$30,860	$31,703

Depreciation expense was approximately $1,180,000, $1,144,000 and $1,121,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

 The VGM’s in our facility are owned by the New York State Lottery and, accordingly, our consolidated financial statements include neither the cost of those devices nor the depreciation for them.

Note D.  Deferred Development Costs

We have made payments to fund certain expenses of the Cayuga Nation of New York (the “Cayuga Nation”), the Seneca-Cayuga Tribe of Oklahoma (the “Seneca-Cayugas”) and the St. Regis Mohawk Tribe in connection with the development of proposed Indian tribal Class III casino facilities. We also incur development costs associated with other development projects.

We have been working to develop a Class III casino with various Indian tribes beginning in 1996.  Our most recent efforts have been in partnership with the St. Regis Mohawk Tribe focused on a site owned by us adjacent to our Monticello, New York facility.

We were advised, however, that on January 4, 2008, the St. Regis Mohawk Tribe received a letter from James E. Cason of the Bureau of Indian Affairs (the “BIA”) denying the St. Regis Mohawk Tribe's request to take 29.31 acres into trust for the purpose of building a Class III gaming facility to be located at Monticello Gaming and Raceway.  On January 11, 2008, the St. Regis Mohawk Tribe filed a lawsuit against the United States Department of the Interior, Dirk Kempthorne, in his official capacity as Secretary of the Interior, James E. Cason, in his official capacity as Associate Deputy Secretary of the Interior, and Carl J. Artman, in his official capacity as Associate Secretary of the Interior for Indian Affairs, in federal district court in New York for unlawfully rejecting the St. Regis Mohawk Tribe’s application under the Indian Gaming Regulatory Act of 1988 to place 29.31 acres of land in Sullivan County in trust for the St. Regis Mohawk Tribe.

INDEX

The St. Regis Mohawk Gaming Authority failed to establish a closing date by December 31, 2007 for the consummation of the transactions contemplated by the Second Amended and Restated Land Purchase Agreement by and between St. Regis Mohawk Gaming Authority and Monticello Raceway Management, dated as of December 1, 2005, as amended.  As a result, the Second Amended and Restated Land Purchase Agreement, and related agreements, expired by their terms.  On February 5, 2008, we notified the St. Regis Mohawk Tribe that as a result of the BIA decision we were postponing further development efforts, but would continue to work with the St. Regis Mohawk Tribe with respect to their litigation to overturn the Secretary of the Interior's decision. On February 6, 2008, the St. Regis Mohawk Tribe issued a press release accusing us of abandoning the St. Regis Mohawk Tribe and breaching our gaming agreements with it.  We issued a press release on February 6, 2008 in which we confirmed that we had not abandoned the St. Regis Mohawk casino project in Monticello and had no intention of doing so. On February 13, 2008, the St. Regis Mohawk Tribe issued a press release stating that they were formally parting ways with us and had notified local officials and leaders in New York State and Congress, including the National Indian Gaming Commission (the “NIGC”), of their formal departure from our proposed project. Additionally, the St. Regis Mohawk Tribe announced on February 13, 2008 that it had formally withdrawn its federal lawsuit against the Secretary of the Interior.  On February 14, 2008, three of our subsidiaries filed for arbitration with the American Arbitration Association against the St. Regis Mohawk Tribe and the St. Regis Mohawk Gaming Authority seeking declarations as to the effectiveness of each of the agreements.  On February 20, 2008, however, the St. Regis Mohawk Tribe announced in a news article that it did not view arbitration as necessary since it acknowledges that the agreements have expired.

Since 2003, we had been working with the Cayuga Nation of New York to develop and conduct gaming operations and had entered into agreements which provided for us to supply technical and financial assistance to the Cayuga Nation of New York and to serve as its exclusive partner in the development, construction, financing, operation and management of a proposed Class III casino in the Monticello area.  The principal agreements were extended in December 2005 to December 31, 2006.  Leadership issues arose within the Cayuga Nation of New York and we did not attempt to extend the principal agreements beyond December 31, 2006.

In accordance with our accounting policy on impairment of long-lived assets, we reviewed the carrying value of the deferred development costs and determined that circumstances warranted the recognition of an impairment loss for the years ended December 31, 2007 and December 31, 2005.

The following tables reflect activity in the deferred development cost accounts for the years ended December 31, 2007 and 2006.

		Activity for the Year Ended December 31, 2007
	Balance January 1, 2007	Additions	Impairment	Balance December 31, 2007
	(in thousands)
Advances to and payments on behalf of the St. Regis Mohawk Tribe:
Advances for operations of Tribal Gaming Authority	$381	$759	$(1,140)	$	---
Legal fees and other professional fees relating to casino resort development	1,895	4,205	(6,100)		---
Costs specifically associated with site at Raceway	5,453	129	(5,582)		---
Total development costs	$7,729	$5,093	$(12,822)	$	---

INDEX

		Activity for the Year Ended December 31, 2006
	Balance January 1, 2006	Additions	Impairment		Balance December 31, 2006
		(in thousands)
Advances to and payments on behalf of the St. Regis Mohawk Tribe:
Advances for operations of Tribal Gaming Authority	$67	$314	$	---	$381
Legal fees and other professional fees relating to casino resort development	163	1,732		---	1,895
Costs specifically associated with site at Raceway	5,328	125		---	5,453
Total development costs	$5,558	$2,171	$	---	$7,729

Note E.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised of the following at December 31, 2007 and 2006:

	2007	2006
	(in thousands)
Liability for horseracing purses	$1,113	$4,862
Accrued interest	2,167	2,167
Accrued payroll	716	710
Accrued other	2,133	2,197
Total accrued expenses and other current liabilities	$6,129	$9,936

Note F.  Senior Convertible Notes

On July 26, 2004, we issued $65 million of 5.5% senior convertible notes (the “notes”) presently convertible into approximately 5.2 million shares of common stock, subject to adjustment upon the occurrence or non-occurrence of certain events.  The notes were issued with a maturity date of July 31, 2014 and the holders have the right to demand that we repurchase the notes at par plus accrued interest on July 31, 2009.  Interest is payable semi-annually on January 31 and July 31.

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

The notes initially accrued interest at an annual rate of 5.5%, subject to the occurrence of the “Trigger Event”.  Since the events that constitute the “Trigger Event” have not occurred, the notes have accrued interest from and after July 31, 2005 at an annual rate of 8%.  The interest rate will return to 5.5% upon the occurrence of the Trigger Event. All of the following events must occur to create the “Trigger Event” under the notes: publication in the Federal Register of approval by the Secretary of the Interior of a Class III gaming compact for the Cayuga Catskill Resort; written approval of a gaming facility management agreement on behalf of the chairman of the National Indian Gaming Commission; and the land in Monticello, New York to be used for the development of the Cayuga Catskill Resort having been transferred to the United States in trust for the Cayuga Nation of New York.

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

INDEX

We recognized approximately $5.2 million, $5.2 million and $4.3 million in interest expense associated with the senior convertible notes for the years ended December 31, 2007, 2006 and 2005, respectively.

Note G.  Revolving Credit Facility

On January 11, 2005, we entered into a credit facility with Bank of Scotland.  The credit facility provides for a $10 million senior secured revolving loan (subject to certain reserves) that matures on January 11, 2008. As security for borrowings under the facility, we agreed to have our wholly owned subsidiary, Monticello Raceway Management, grant a mortgage on the Raceway property and our material subsidiaries guarantee its obligations under the credit facility.  We also agreed to pledge our equity interests in all of our current and future subsidiaries, maintain certain reserves, and grant a first priority secured interest in all of our assets, now owned or later acquired.  This arrangement contains financial covenants.  The credit facility also contains an acceleration clause which states that Bank of Scotland may accelerate the maturity in the event of a default by the Company.

At our option, loans under the Credit Facility bore interest at the rate of prime plus 2% or LIBOR plus 4% until the amendment on June 21, 2007. In connection with this credit facility, the Bank of Scotland has also entered into an Inter-creditor Agreement with The Bank of New York so that Bank of Scotland will be entitled to a first priority position notwithstanding the Indenture and security documents entered into on July 26, 2004 in connection with our issuance of $65 million of senior convertible notes.

On June 21, 2007, we entered into another amendment to our credit facility with Bank of Scotland. The amendment, dated as of June 20, 2007, among other things, (i) extends the maturity date of the loan agreement from January 11, 2008 to January 7, 2009, (ii) amends the interest rates of loans under the credit facility to a rate of prime plus 1.5% until July 31, 2008 and prime plus 2.0% thereafter or LIBOR plus 3.5% until July 31, 2008 and LIBOR plus 4.0% thereafter and (iii) deletes all references to Interest Advances and Line of Credit Cash Collateral Advances such that the Loan Agreement now provides for total loans of up to $10 million.  In addition, pursuant to this amendment, we are required to maintain an unrestricted cash balance of an amount that, when added to the unused balance available under the credit facility, is not less than $5 million.  On March 14, 2008, we entered into an additional amendment to our credit facility with Bank of Scotland that extends the maturity date of the loan agreement from January 7, 2009 to May 29, 2009.

At December 31, 2006, we believed liquidation of the revolving credit facility was reasonably expected to require the use of existing resources and was classified as current even though such borrowings were not contractually due until 2008. Since repayment was not made during 2007, we reclassified the revolving credit facility at December 31, 2006 as noncurrent according to its contractual terms.

We recognized approximately $732,000, $789,000 and $526,000 in interest expense associated with the facility for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, we were in compliance with the financial covenants contained in our agreement with the Bank of Scotland.

INDEX

Note H.  Supplemental Guarantor Information

As described in Notes F and G, our obligations with respect to our Senior Convertible Notes and Revolving Credit Facility are guaranteed by our operating subsidiaries.

EMPIRE RESORTS, INC AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2007
( in thousands) (Unaudited)
ASSETS	Empire Resorts	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminating Entries		Consolidated
Cash and cash equivalents	$11,192	$3,816	$	---	$	---	$15,008
Restricted cash	454	812		---		---	1,266
Accounts receivable	---	1,401		---		---	1,401
Prepaid expenses and other assets	147	2,820		---		---	2,967
Investments in subsidiaries	5,060	---		---		(5,060)	---
Inter-company accounts	147,551	---		---		(147,551)	---
Property and equipment, net	2	30,858		---		---	30,860
Deferred financing costs, net	2,697	---		---		---	2,697
Total assets	$167,103	$39,707	$	---		$(152,611)	$54,199
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$664	$2,866	$	---	$	---	$3,530
Accrued expenses and other liabilities	2,391	3,738		---		---	6,129
Inter-company accounts	---	53,969		93,582		(147,551)	---
Revolving credit facility	7,617	---		---		---	7,617
Senior convertible notes	65,000	---		---		---	65,000
Total liabilities	75,672	60,573		93,582		(147,551)	82,276
Stockholders’ equity (deficit)	91,431	(20,866)		(93,582)		(5,060)	(28,077)
Total liabilities and stockholders’ equity (deficit)	$167,103	$39,707	$	---		$(152,611)	$54,199

INDEX

EMPIRE RESORTS, INC AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2006
(in thousands) (Unaudited)
ASSETS	Empire Resorts	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminating Entries		Consolidated
Cash and cash equivalents	$383	$9,088	$	---	$	---	$9,471
Restricted cash	432	1,315		---		---	1,747
Accounts receivable	---	3,802		---		---	3,802
Prepaid expenses and other assets	115	2,881		---		---	2,996
Investments in subsidiaries	5,060	---		---		(5,060)	---
Inter-company accounts	146,977	---		---		(146,977)	---
Property and equipment, net	6	31,697		---		---	31,703
Deferred financing costs, net	3,116	---		---		---	3,116
Deferred development costs	125	7,604		---		---	7,729
Total assets	$156,214	$56,387	$	---		$(152,037)	$60,564
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$1,136	$2,598	$	---	$	---	$3,734
Accrued expenses and other liabilities	2,313	7,623		---		---	9,936
Inter-company accounts	---	53,395		93,582		(146,977)	---
Revolving credit facility	7,617	---		---		---	7,617
Senior convertible notes	65,000	---		---		---	65,000
Total liabilities	76,066	63,616		93,582		(146,977)	86,287
Stockholders’ equity (deficit)	80,148	(7,229)		(93,582)		(5,060)	(25,723)
Total liabilities and stockholders’ equity (deficit)	$156,214	$56,387	$	---		$(152,037)	$60,564

EMPIRE RESORTS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2007
(in thousands) (Unaudited)
	Empire Resorts		Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminating Entries		Consolidated
Net revenues	$	---	$75,693	$	---	$	---	$75,693

Operating costs		---	65,760		---		---	65,760
Selling, general and administrative		9,562	5,428		---		---	14,990
Depreciation		4	1,176		---		---	1,180
Impairment loss - deferred development costs		254	12,568		---		---	12,822
Total costs and expenses		9,820	84,932		---		---	94,752
Loss from operations		(9,820)	(9,239)		---		---	(19,059)
Amortization of deferred finance costs		(419)	---		---		---	(419)
Inter-company interest and other		4,441	(4,441)		---		---	---
Interest expense		(5,932)	---		---		---	(5,932)
Interest income		719	42		---		---	761
Net loss		$(11,011)	$(13,638)	$	---	$	---	$(24,649)

INDEX

EMPIRE RESORTS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2006
(in thousands) (Unaudited)
	Empire Resorts		Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminating Entries		Consolidated
Net revenues	$	---	$97,871	$	---	$	---	$97,871

Operating costs		---	79,108		---		---	79,108
Selling, general and administrative		12,048	6,187		---		---	18,235
Depreciation		4	1,140		---		---	1,144
Total costs and expenses		12,052	86,435		---		---	98,487
Income (loss) from operations		(12,052)	11,436		---		---	(616)
Amortization of deferred finance costs		(655)	---		---		---	(655)
Inter-company interest and other		4,889	(4,889)		---		---	---
Interest expense		(5,989)	---		---		---	(5,989)
Interest income		21	163		---		---	184
Net income (loss)		$(13,786)	$6,710	$	---	$	---	$(7,076)

EMPIRE RESORTS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2005
(in thousands) (Unaudited)
	Empire Resorts		Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminating Entries		Consolidated
Net revenues	$	---	$86,708	$	---	$	---	$86,708

Operating costs		---	71,174		---		---	71,174
Selling, general and administrative		9,201	4,151		---		---	13,352
Depreciation		2	1,119		---		---	1,121
Impairment loss - deferred development costs		1,712	12,579		---		---	14,291
Total costs and expenses		10,915	89,023		---		---	99,938
Loss from operations		(10,915)	(2,315)		---		---	(13,230)
Amortization of deferred finance costs		(575)	---		---		---	(575)
Inter-company interest and other		6,012	(6,012)		---		---	---
Interest expense		(4,778)	---		---		---	(4,778)
Interest income		16	40		---		---	56
Net loss		$(10,240)	$(8,287)	$	---	$	---	$(18,527)

INDEX

EMPIRE RESORTS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2007
(in thousands) (Unaudited)
	Empire Resorts	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminating Entries		Consolidated
Net cash used in operating activities	$(6,411)	$(1,001)	$	---	$	---	$(7,412)
Cash flows from investing activities:
Purchase of property and equipment	---	(339)		---		---	(339)
Restricted cash (Racing capital imp.)	---	(106)		---		---	(106)
Advances to Litigation Trust	(985)	---		---		---	(985)
Deferred development costs	(129)	(4,402)		---		---	(4,531)
Advances to subsidiaries	(576)	---		---		576	---
Net cash used in investing activities	(1,690)	(4,847)		---		576	(5,961)
Cash flows from financing activities:
Proceeds from exercise of stock options	18,932	---		---		---	18,932
Advances from Empire Resorts, Inc.	---	576		---		(576)	---
Restricted cash (revolving credit facility)	(22)	---		---		---	(22)
Net cash provided by financing activities	18,910	576		---		(576)	18,910
Net increase (decrease) in cash and cash equivalents	10,809	(5,272)		---		---	5,537
Cash and cash equivalents, beginning of year	383	9,088					9,471
Cash and cash equivalents, end of year	$11,192	$3,816	$	---	$	---	$15,008

INDEX

EMPIRE RESORTS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2006
( in thousands ) ( Unaudited )
	Empire Resorts	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminating Entries		Consolidated
Net cash provided by (used in) operating activities	$(5,243)	$10,508	$	---	$	---	$5,265
Cash flows from investing activities:
Purchase of property and equipment	---	(320)		---		---	(320)
Restricted cash (Racing capital imp.)	---	(86)		---		---	(86)
Advances to Litigation Trust	(505)	---		---		---	(505)
Deferred development costs	(125)	(2,238)		---		---	(2,363)
Advances to Empire Resorts	---	(5,133)		---		5,133	---
Net cash used in investing activities	(630)	(7,777)		---		5,133	(3,274)
Cash flows from financing activities:
Proceeds from revolving credit facility	141	---		---		---	141
Proceeds from exercise of stock options	1,166	---		---		---	1,166
Deferred financing costs	(798)	---		---		---	(798)
Advances from subsidiaries	5,133	---		---		(5,133)	---
Restricted cash (revolving credit facility)	(21)	---		---		---	(21)
Net cash provided by financing activities	5,621	---		---		(5,133)	488
Net increase (decrease) in cash and cash equivalents	(252)	2,731		---		---	2,479
Cash and cash equivalents, beginning of year	635	6,357		---		---	6,992
Cash and cash equivalents, end of year	$383	$9,088	$	---	$	---	$9,471

INDEX

EMPIRE RESORTS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2005
( in thousands ) ( Unaudited )
	Empire Resorts	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminating Entries		Consolidated
Net cash provided by (used in) operating activities	$(2,748)	$1,543	$	---	$	---	$(1,205)
Cash flows from investing activities:
Purchase of property and equipment	(13)	(1,954)		---		---	(1,967)
Restricted cash (Racing capital imp.)	---	6		---		---	6
Advances to Litigation Trust	(505)	---		---		---	(505)
Deferred development costs	---	(3,309)		---		---	(3,309)
Advances to subsidiaries	(4,810)	---		---		4,810	---
Net cash used in investing activities	(5,328)	(5,257)		---		4,810	(5,775)
Cash flows from financing activities:
Proceeds from revolving credit facility	7,476	---		---		---	7,476
Proceeds from exercise of stock options	283	---		---		---	283
Deferred financing costs	(539)	---		---		---	(539)
Advances from Empire Resorts, Inc.	---	4,810		---		(4,810)	---
Restricted cash (revolving credit facility)	(412)	---		---		---	(412)
Net cash provided by financing activities	6,808	4,810		---		(4,810)	6,808
Net increase (decrease) in cash and cash equivalents	(1,268)	1,096		---		---	(172)
Cash and cash equivalents, beginning of year	1,903	5,261		---		---	7,164
Cash and cash equivalents, end of year	$635	$6,357	$	---	$	---	$6,992

Note I.  Stockholders’ Equity

Common Stock

On May 23, 2005 we granted our Chief Executive Officer 261,023 restricted shares of common stock pursuant to his employment agreement, of which 86,138 shares vested on August 17, 2005, 86,138 shares vested on May 23, 2006 and 88,747 vested on May 23, 2007. The expense associated with these issues was approximately $109,000, $387,000 and $530,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Preferred Stock and Dividends

Our Series B Preferred Stock has voting rights of 0.8 votes per share and each share is convertible into 0.8 shares of common stock. It has a liquidation value of $29 per share and is entitled to annual cumulative dividends of $2.90 per share payable quarterly in cash. We have the right to pay the dividends on an annual basis by issuing shares of our common stock at the rate of $3.77 per share. The value of common shares issued as payment is based upon the average closing price for the common shares for the 20 trading days preceding January 30 of the year following that for which the dividends are due. At December 31, 2007 and 2006, there were 44,258 shares of Series B Preferred Shares outstanding.

INDEX

At December 31, 2007, we had undeclared dividends on the Series B Preferred Stock of approximately $167,000. On February 25 2008 our Board of Directors authorized issuance of 117,419 shares of common stock in payment of the amount due.  The value of these shares when issued was approximately $261,000.

At December 31, 2006, we had undeclared dividends on the Series B Preferred Stock of approximately $167,000. On March 8, 2007, our Board of Directors authorized the issuance of 18,884 shares of our common stock in payment of the amount due. The value of these shares when issued was approximately $190,000.

At December 31, 2005, we had undeclared dividends on the Series B Preferred Stock of approximately $167,000. On March 8, 2006, our Board of Directors authorized the issuance of 23,103 shares of our common stock in payment of the amount due. The value of these shares when issued was approximately $98,000.

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

At December 31, 2007, we had cumulative undeclared dividends on our Series E Preferred Stock of approximately $7.0 million.

Note J.  Stock Options and Warrants

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

On November 12, 2004 we granted an option to purchase, under certain conditions, 5,188,913 shares of our common stock at $7.50 per share to entities with whom we had reached a merger and contribution agreement. The grant became effective on August 20, 2005. On December 30, 2005 we reached an agreement with those entities to terminate the agreement. The options expired on December 29, 2006 and we recorded the value of those options at the effective date (approximately $1.7 million) as stock based compensation, which was included in the write off of deferred development costs for the year ended December 31, 2005.  On December 28, 2006 the grantee elected to exercise 2.5 million of the options pursuant to this agreement and we agreed that receipt of the option purchase price be no later than January 31, 2007. Also on December 28, 2006, we modified the agreement to extend the expiration date for 1.0 million of the original options to December 27, 2007 and to let expire the balance of 1,688,913 of the options granted on November 12, 2004. In January 2007, we received proceeds of $18.75 million for the option purchase price as mentioned above. Stock based compensation expense for the year ended December 31, 2006 includes approximately $3.5 million in expense for this extension.

Stock-based compensation expense totaled approximately $3,363,000, $7,401,000 and $4,309,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

During the years ended December 31, 2007, 2006 and 2005 we received approximately $18,932,000, $1,166,000 and $283,000, respectively, of proceeds from shares of common stock issued as a result of the exercise of stock options.  We issued approximately 2,546,000, 507,000 and 133,000 shares of common stock as a result of these exercises.

INDEX

The following table sets forth the weighted average assumptions used in applying the Black Sholes option pricing model to the option grants in 2007, 2006 and 2005.

	2007	2006	2005
Weighted average fair value of options granted	$7.35	$5.19	$ 6.81
Expected dividend yield	0%	0%	0%
Expected volatility	82.4% - 85.1%	89.5% - 96.2%	91.1% - 100.3%
Risk – free interest rate	4.1% - 4.9%	4.7% - 4.9%	3.7% - 4.5%
Expected life of options	9 - 10 years	10 years	0.5 – 10 years

The following table reflects stock option activity in 2007, 2006 and 2005.

	Approximate number of shares	Range of exercise prices per share	Weighted average exercise price per share
Options outstanding at January 1, 2005	1,028,000		$ 5.00
Granted in 2005	6,913,000	$3.93 - $8.51	$ 6.81
Exercised in 2005	(134,000)	$2.12	$2.12
Cancelled in 2005	(21,000)	$14.25	$14.25

Options outstanding at December 31, 2005	7,786,000		$ 6.63
Granted in 2006	245,000	$4.26 - $5.53	$5.19
Exercised in 2006	(3,007,000)	$2.12 - $7.50	$6.62
Cancelled in 2006	(1,740,000)	$2.12 - $11.97	$7.51

Options outstanding at December 31, 2006	3,284,000		$ 6.06
Granted in 2007	385,000	$ 4.53 - $8.74	$ 7.35
Exercised in 2007	(47,000)	$ 2.12 - $ 6.75	$ 3.90
Cancelled in 2007	(1,219,000)	$ 2.12 - $ 14.25	$ 7.57

Options outstanding at December 31, 2007	2,403,000		$ 5.54

INDEX

The following table reflects information on stock options outstanding at December 31, 2007.

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Average Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.12	29,800	3.0	$2.12	29,800	$2.12
$4.40	5,500	1.5	$4.40	5,500	$4.40
$7.00	45,000	4.6	$7.00	45,000	$7.00
$11.97	40,000	6.2	$11.97	40,000	$11.97
$14.25	71,500	6.4	$14.25	71,500	$14.25
$8.63	10,000	6.6	$8.63	10,000	$8.63
$8.51	40,000	2.0	$8.51	40,000	$8.51
$8.26	30,000	7.2	$8.26	30,000	$8.26
$3.99	1,214,092	7.4	$3.99	1,214,092	$3.99
$4.02	15,000	7.6	$4.02	15,000	$4.02
$3.93	35,000	7.6	$3.93	35,000	$3.93
$5.10	15,000	7.9	$5.10	15,000	$5.10
$6.75	259,100	8.0	$6.75	172,733	$6.75
$4.26	55,000	8.2	$4.26	55,000	$4.26
$5.53	163,334	8.6	$5.53	96,667	$5.53
$8.74	65,000	9.1	$8.74	50,000	$8.74
$7.40	240,000	9.4	$7.40	121,667	$7.40
$5.25	25,000	9.6	$5.25	25,000	$5.25
$4.53	30,000	9.6	$4.53	30,000	$4.53
$8.74	15,000	9.0	$8.74	15,000	$8.74

	2,403,326		$5.54	2,116,959	$5.37

Note K.  Income Taxes

The Company and all of its subsidiaries file a consolidated income tax return. At December 31, 2007 and 2006, the estimated Company’s deferred income tax assets and liability were comprised of the following:

	2007		2006
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards		59,903		$50,447
Stock – based compensation		1,384		242
Allowance for doubtful accounts – Litigation Trust		1,100		667
Contributions		113		96
Depreciation		2		---
		62,502		51,452
Deferred tax liabilities:
Depreciation		---		(168)
Net deferred tax assets		62,502		51,284
Valuation allowance		(62,502)		(51,284)
Deferred tax assets, net	$	----	$	----

INDEX

The following is a reconciliation of the federal statutory tax rate to our effective tax rate:

	Year ended December 31,
	2007	2006	2005
Tax provision at federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net	9.0%	9.0%	9.0%
Permanent items	1.5%	29.9%	1.2%
Change in valuation allowance	(45.5)%	(73.9)%	(45.2)%
Effective tax rate	0.0%	0.0%	0.0%

There are limits on our ability to use our current net operating loss carry forwards, potentially increasing future tax liability.  As of December 31, 2007, we had net operating loss carry forwards of approximately $136 million that expire between 2008 and 2027.   The 2004 merger of our operations with Catskills Development LLC, however, will not permit us to use the entire amount of the net operating losses due to the change in control of the Company.  A limited amount of the net operating loss carry-forward may be applied in future years based upon the change of control and existing income tax laws.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 and FASB Staff Position No. FIN 48-1 on January 1, 2007.  The implementation of FIN 48 did not have a material impact on our consolidated financial statements.

As of December 31, 2007, we do not have any uncertain tax positions under FIN 48. As a result, there are no unrecognized tax benefits as of December 31, 2007. If we were to incur any interest and penalties in connection with income tax deficiencies, we would classify interest in the "interest expense" category and classify penalties in the "non-interest expense" category within the consolidated statements of operations.

  We file tax returns in the U.S. federal jurisdiction and in various states. All of our federal and state tax filings as of December 31, 2006 have been timely filed.  We are subject to U.S. federal or state income tax examinations by tax authorities for years after 2003.  During the periods open to examination, we have net operating loss and tax credit carry forwards that have attributes from closed periods. Since these net operating loss and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

Note L. Concentration

One debtor, New York Off-track Betting Corporation (“OTB”), represented approximately 39% and 58% of the total outstanding accounts receivable as of December 31, 2007 and 2006, respectively.

Note M. Employee Benefit Plan

Our eligible employees may participate in a Company-sponsored 401(k) benefit plan. This Plan covers substantially all employees not eligible for plans resulting from collective bargaining agreements and permits employees to defer up to 15% of their salary up to statutory maximums. The plan also provides for matching contributions by us of up to 100% of salary deferrals that do not exceed 3% of compensation plus 50% of salary deferrals between 3% and 5% of compensation. Our matching contributions for the year ended December 31, 2007 were approximately $213,000. The plan became effective on August 1, 2006 and the matching contributions for the year ended December 31, 2006 were approximately $136,000. As of December 31, 2007, 119 employees participated in the plan.

INDEX

Note N.  Commitments and Contingencies

Legal Proceedings.

The Monticello Harness Horsemen’s Association, Inc. (“Horsemen”, “Horsemen’s Association”) has brought multiple actions against our subsidiary, Monticello Raceway Management, Inc.

Monticello Harness Horsemen’s Association v. Monticello Raceway Management, State of New York, Supreme Court, Sullivan County Index No.: 1750/03: This is an action brought by the Horsemen’s Association of Monticello Raceway against Monticello Raceway Management, Inc.  The claim is that the barn area at Monticello Gaming and Raceway has been reduced in size and there are less available stalls for Horsemen at the track than in prior years.  An additional claim is that some of the Horsemen who are no longer eligible for stall use due to consolidation of the barn area were discriminated against by reason of their membership in the Horsemen’s Association.  The action was commenced July 31, 2003, and the plaintiff obtained a temporary restraining order upon commencement of the action.  The temporary restraining order was dismissed and an injunction denied to the Horsemen after a hearing which was held the following week and the case had not been pursued further by the plaintiff, although it is still pending.  The consolidation of the barn area at Monticello Gaming and Raceway was completed.

Monticello Harness Horsemen’s Association v. Monticello Raceway Management, Supreme Court, State of New York, Sullivan County Index Numbers: 1765/03 and 2624/03:  These are consolidated actions brought by the Horsemen’s Association seeking damages for alleged underpayment of purses due to the Horsemen from various raceway revenue sources.  These actions were commenced respectively on September 30, 2003 and December 12, 2003.  The actions were consolidated by order of the Sullivan County Supreme Court in November 2004.  One case alleges that certain monies designated by contract for the Horsemen’s overnight purses were used to fund a special racing series at Monticello Gaming and Raceway.  That portion of the claim seeks a recoupment of approximately $60,000 in purse monies.  That action also seeks control by the Horsemen of the setting of purses as opposed to Monticello Gaming and Raceway.  The second action which was consolidated with the first action involves a claim that the Horsemen’s purse account has not been properly credited with various simulcasting revenues and that there were deductions from the Horsemen’s purse account for simulcast expenses which the plaintiff claims were not authorized by the parties’ contract.  That complaint seeks approximately $2.0 million in compensatory damages and a similar amount in punitive damages.  During 2007, we were successful in having a third cause of action dismissed from the complaint, which cause of action sought control of the purse account by the Horseman’s Association.  The plaintiff amended its complaint in 2007 to add a new cause of action seeking approximately $1.4 million in additional damages.  The basis of that claim is that we, for a period of time in 2005 after the parties’ last written contract had expired, paid purses to the Horsemen in an amount less than the parties’ written contract required.  The plaintiff claims that the last written contract between the parties, which expired by its terms on May 31, 2004, was agreed between the parties to remain in full force and effect until a new contract agreement was reached.  Our position is that the contract was no longer in effect, that there was no agreement to extend the contract terms until a new contract was in place, and that the setting of the purses at lower levels during the subject period of time was solely in the our management’s discretion and not violative of any contract provisions.  This consolidated action is pending.  There has been extensive exchange of documentary evidence and there will be further discovery proceedings in light of the amended claim interposed in 2007. It is anticipated that there will be depositions conducted in 2008.

On June 15, 2005, various Article 78 proceedings were commenced by the OTBs against the New York State Racing and Wagering Board, Monticello Gaming and Raceway and Yonkers Raceway seeking the return to the OTBs of various racing revenues previously paid by the OTBs to Monticello Gaming and Raceway and Yonkers Raceway, more commonly known in the industry as “dark day monies” and out-of-state OTB commissions.  Dark day monies are revenue received from OTBs when racing is held at Monticello Gaming and Raceway and thoroughbred racing facilities are closed. All of the petitions have been consolidated into one proceeding now pending in the New York State Supreme Court Albany

INDEX

County.  The approximate amount of reimbursement which the OTBs are seeking from Monticello Gaming and Raceway, as prosecuted, is in excess of $4.0 million together with ongoing payments which the OTBs are making to Monticello Gaming and Raceway as per the direction and rulings of the New York State Racing and Wagering Board.  In September 2006, a favorable outcome was achieved when the combined petition was dismissed.  In November 2007, however, the Appellate Division – Third Department of the New York State Supreme Court essentially reversed the September 2006 decision as to dark day monies and out-of-state OTB commissions (“OTB Appellate Decision”).  The practical result of this reversal is that OTBs are no longer responsible to pay dark day monies to Monticello Gaming and Raceway or Yonkers Raceway and will have to pay a lesser amount of out-of-state OTB commissions to the tracks.  The approximate amount of the revenue shortfall to us going forward for the fiscal year ending 2008 is estimated to be approximately $1.5 million.  There is presently pending a motion for leave to appeal the OTB Appellate Decision to the New York State Court of Appeals, which motion was brought jointly by the New York State Racing and Wagering Board, Monticello Raceway, Yonkers Raceway and Saratoga Raceway.  Until that motion for leave to appeal is decided, there is no further activity in any OTB litigation.  If the Court of Appeals grants leave to hear the appeal, the matter is not expected to be decided for approximately 12 to 18 months, during which time there is not expected to be any further action on behalf of the OTBs to recoup prior dark day monies.  In the event the OTB Appellate Decision is not overturned on appeal, the OTBs will have to bring a separate lawsuit claiming entitlement to recoupment of past dark day monies.  It is possible that such a lawsuit may seek up to $15 million plus interest.  Any such litigation will be vigorously contested upon the grounds that there has been no unjust enrichment of Monticello Raceway since the OTBs voluntarily paid those amounts and there was a general understanding in the industry that according to statute they were required to pay the dark day monies to all of their regional tracks.  It is estimated that there would be no final judgment on any separate action to recoup past payments brought by the OTBs for at least 24 to 36 months after commencement of such action.  No provision has been made for this contingent liability.

In August 2006, the New York State Racing and Wagering Board issued an arbitrator’s award defining the contract terms between Monticello Gaming and Raceway and the Horsemen’s Association.  In December 2006, the Sullivan County Supreme Court granted our petition for modification of the award to strike the provision that we establish an escrow account for the payment of horsemen’s purses.  However, the Horsemen’s Association has appealed that decision to the Third Department Appellate Division.  In October 2007, the Appellate Division denied the Horsemen’s appeal.

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

Litigation Trust. On January 12, 2004, in order to better focus on the development of a VGM facility at the Raceway and current business, all interests of the plaintiffs, including any interest of the Empire, with respect to litigation against Caesars Entertainment, Inc. were transferred to a liquidating Litigation Trust.  We agreed to provide the Litigation Trust with a $2.5 million line of credit.  For the year ended December 31, 2007, we made advances to the Trust of $985,000 under the line of credit. In the years ended December 31, 2006 and 2005, we made advances to the Trust of $505,000 under the line of credit.  Due to the unpredictable nature of the litigation, in each of those years, we provided for a valuation allowance against the receivable from the Litigation Trust equal to the total amount of the advances. If the Litigation Trust receives a settlement, we are entitled to recover our advances of $2.5 million plus $7.5 million.

Note O.  Subsequent Events

We were advised, that on January 4, 2008, the St. Regis Mohawk Tribe received a letter from James E. Cason of the BIA denying the St. Regis Mohawk Tribe's request to take 29.31 acres into trust for the purpose of building a Class III gaming facility to be located at Monticello Gaming and Raceway, in accordance with the Indian Gaming Regulatory Act of 1988, as amended.  The request was denied based upon regulations promulgated under the Indian Gaming Regulatory Act of 1988, as amended, relating to the need of the St. Regis Mohawk Tribe for additional land, the purposes for which the land would be used, and the distance of the land from the St. Regis Mohawk Tribe’s reservation.  In addition, our agreements with the St. Regis Mohawk Tribe and the St. Regis Mohawk Gaming Authority expired by their terms on December 31, 2007.  On February 14, 2008, three of our subsidiaries filed for arbitration with the American Arbitration Association against the St. Regis Mohawk Tribe and the St. Regis Mohawk Gaming Authority seeking declarations as to the effectiveness of each of the agreements.

INDEX

On February 25, 2008, our Board of Directors authorized the issuance of 117,419 shares of our common stock in payment of dividends on our Series B Preferred Stock for 2007. The value of these shares when issued was approximately $261,000.

On March 14, 2008, we entered into an amendment to our credit facility with Bank of Scotland that extends the maturity date of the loan agreement from January 7, 2009 to May 29, 2009.

Note P.  Unaudited Quarterly Data (in thousands)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Net revenue	$18,229	$19,609	$22,463	$15,392
Net loss	(4,251)	(3,274)	(2,153)	(14,971)
Net loss applicable to common shares	(4,639)	(3,662)	(2,541)	(15,358)
Net loss per common share, basic and diluted	(0.16)	(0.12)	(0.09)	(0.52)

2006
Net revenue	$22,639	$25,846	$28,660	$20,726
Net income (loss)	(1,796)	(386)	191	(5,085)
Net loss applicable to common shares	(2,184)	(774)	(197)	(5,472)
Net loss per common share, basic and diluted	(0.08)	(0.03)	(0.01)	(0.20)

2005
Total revenue	$16,683	$21,935	$25,631	$22,459
Net loss	(2,858)	(2,758)	(1,194)	(11,717)
Net loss applicable to common shares	(3,246)	(3,146)	(1,582)	(12,104)
Net loss per common share, basic and diluted	(0.12)	(0.12)	(0.06)	(0.47)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Empire Resorts, Inc.’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Annual Report.

INDEX

The evaluation of Empire Resorts, Inc.’s disclosure controls and procedures and internal control over financial reporting included a review of our objectives and processes, implementation by us and the effect on the information generated for use in this Annual Report.  In the course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act of 2002, we sought to identify material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting that would have a material effect on our consolidated financial statements, and to confirm that any necessary corrective action, including process improvements, were being undertaken.  Our evaluation of our disclosure controls and procedures is done quarterly and management reports the effectiveness of our controls and procedures in our periodic reports filed with the SEC. Our internal control over financial reporting is also evaluated on an ongoing basis by our internal auditors and by other individuals in our finance organization.  The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and internal control over financial reporting and to make modifications as necessary.  We periodically evaluate our processes and procedures and make improvements as required.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007

Additionally, Friedman LLP, an independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2007.  This report is included in Item 8 of this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

INDEX

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
John Sharpe	65	Chairman of the Board(1)
David P. Hanlon	63	Chief Executive Officer, President and Director(2)
Paul A. deBary	61	Director(1)
Ralph J. Bernstein	50	Director(1)
Robert H. Friedman	55	Director(2)
Frank Catania	66	Director(3)
Richard Robbins	67	Director(2)
James Simon	61	Director(3)
Ronald J. Radcliffe	64	Chief Financial Officer
Thomas W. Aro	65	Chief Operating Officer
Hilda Manuel	57	Senior V.P. for Native American Affairs and Chief Compliance Officer
Clifford A. Ehrlich	48	Executive Vice President and General Manager
Charles Degliomini	49	Senior V.P. – Government Relations and Corporate Communications

(1)	Class I Director

(2)	Class II Director

(3)	Class III Director

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

The business experience of each or our directors and executive officers is as follows:

John Sharpe. John Sharpe, 65, is our Chairman of the Board of Directors. Most recently, Mr. Sharpe served as President and Chief Operating Officer of Four Seasons Hotels & Resorts, from which he retired in 1999 after 23 years of service.  During his tenure at Four Seasons, the world’s largest operator of luxury hotels, Mr. Sharpe directed worldwide hotel operations, marketing and human resources, and helped create Four Seasons’ renowned reputation for the highest level of service in the worldwide hospitality industry. In 1999, Mr. Sharpe was bestowed with the “Corporate Hotelier of the World” award by Hotels Magazine, Inc. Mr. Sharpe also received the “Silver Plate” award from the International Food Manufacturers Association, and the “Gold Award” from the Ontario Hostelry Institute.  Mr. Sharpe graduated with a B.S. in hotel administration from Cornell University and is a former trustee of the Culinary Institute of America, and former chair of the Industry Advisory Council at the Cornell Hotel School.  Mr. Sharpe previously served as executive-in-residence, School of Hotel Administration, Cornell University; chair, board of governors, Ryerson University, Toronto, Canada, and co-chair, American Hotel Foundation, Washington, D.C.  Mr. Sharpe has served as a director since August 2003 and became Chairman of the Board in May 2005.

INDEX

David P. Hanlon.  David P. Hanlon, 63, is currently our Company’s Chief Executive Officer and President and a member of the Board of Directors.  He previously served as Vice Chairman of the Board and has been a director since 2003. Since October 2006, Mr. Hanlon has also served as a director for RemoteMDx, Inc., a company that markets and sells patented wireless location technologies and related monitoring services.  Prior to starting his own gaming consulting business in 2000, in which he advised a number of Indian and international gaming ventures, Mr. Hanlon was President and Chief Operating Officer of Rio Suites Hotel & Casino from 1996-1999, a period in which the Rio Suites Hotel & Casino underwent a major expansion.  From 1994-1995, Mr. Hanlon served as President and Chief Executive Officer of International Game Technology, the world’s leading manufacturer of microprocessor gaming machines.  From 1988-1993, Mr. Hanlon served as President and Chief Executive Officer of Merv Griffin’s Resorts International, and prior to that, Mr. Hanlon served as President of Harrah’s Atlantic City (Harrah’s Marina and Trump Plaza).  Mr. Hanlon’s education includes a B.S. in Hotel Administration from Cornell University, an M.S. in Accounting, an M.B.A. in Finance from the Wharton School, University of Pennsylvania, and he completed the Advanced Management Program at the Harvard Business School.

Paul A. deBary. Paul A. deBary, 61, is a managing director at Marquette deBary Co., Inc., a New York based broker-dealer, where he serves as a financial advisor for state and local government agencies, public and private corporations and non-profit organizations. Prior to assuming his current position, Mr. deBary was a managing director in the Public Finance Department of Prudential Securities from 1994 to 1997. Mr. deBary was also a partner in the law firm of Hawkins, Delafield & Wood in New York from 1975 to 1994. Mr. deBary received an AB in 1968, and an M.B.A. and J.D. in 1971 from Columbia University.  Mr. deBary is a member of the American Bar Association, the New York State Bar Association, the Association of the Bar of the City of New York and the National Association of Bond Lawyers.  Mr. deBary is also a member of the Board of Managers of Teleoptic Digital Imaging, LLC, and serves as a director of several non-profit organizations, including New Neighborhoods, Inc., AA Alumni Foundation and the Society of Columbia Graduates.  Mr. deBary also serves as Chairman of the Board of Ethics of the Town of Greenwich, Connecticut.  Mr. deBary has served as a director since March 2002.

Ralph J. Bernstein. Ralph J. Bernstein, 50, is a co-founder and general partner of Americas Partners, an investment firm.  Mr. Bernstein also serves as a director for Air Methods Corporation.  Mr. Bernstein received a B.A. in economics from the University of California at Davis. Mr. Bernstein has served as a director since August 2003.

Robert H. Friedman. Robert H. Friedman, 55, has served as our Secretary since May 2004. Mr. Friedman has been a partner at Olshan Grundman Frome Rosenzweig & Wolosky LLP, a New York City law firm, since August 1992. Prior to that time and since September 1983 he was associated with Cahill Gordon & Reindel, also a New York City law firm. Mr. Friedman specializes in corporate and securities law matters.  Mr. Friedman received his B.A. and J.D. degrees from Rutgers University.  Mr. Friedman became a director in July 2005.

Frank Catania. Frank Catania, 66, has been a principal at Catania Consulting Group and a lawyer at Catania & Associates since January 1999. Prior to this, he was the assistant attorney general and director of New Jersey’s Division of Gaming Enforcement, a position he took in 1994. Mr. Catania was a managing partner at the law offices of Catania & Harrington up until that time and was engaged in all aspects of civil and criminal litigation, real estate transactions, and corporate representation. He was also elected and served as the assemblyman for New Jersey’s 35th Legislative District from 1990 through 1994. Mr. Catania is currently a member of the International Masters of Gaming Law association and was chairman of the International Association of Gaming Regulators from 1998 to 1999. He has a J.D. from Seton Hall University School of Law and a B.A. from Rutgers College. Mr. Catania became a director in November 2005.

Richard Robbins.  Richard L. Robbins, 67, served from October 2003 through January 2004 as Senior Vice President, Financial Reporting of Footstar, Inc., a nationwide retailer of footwear.  He was Senior Vice President Financial Reporting and Control and Principal Financial Officer of Footstar, Inc. from January 2004 until March 2006. Footstar, Inc. filed for bankruptcy protection in March 2004 and emerged from bankruptcy in February 2006. From July 2002 to October 2003, Mr. Robbins was a partner in Robbins Consulting LLP, a financial, strategic and management consulting firm. From 1978 to 2002, Mr. Robbins was a partner of Arthur Andersen LLP. Mr. Robbins is currently a member of the board of directors of BioScrip, Inc., a community pharmacy and specialty drug company and of Vital Signs, Inc., a manufacturer of medical products.  Mr. Robbins became a director in August 2007.

INDEX

James Simon.  James Simon, 61, has served as President and Chief Executive Officer of J. Simon & Associates Inc., a management and marketing consulting firm, since 1992.  He has also served as President and Chief Executive Officer of Strategic Marketing Consultants, Inc., a management and marketing consulting firm that he co-founded in 1994.  Mr. Simon has a BGS undergraduate degree from University of Nebraska and an MS graduate degree from University of Kansas.  Mr. Simon became a director in August 2007.

Ronald J. Radcliffe. Ronald J. Radcliffe, 64, joined us as our Chief Financial Officer in May 2005. Mr. Radcliffe was previously Chief Financial Officer, Treasurer and Vice President of the Rio Suites Hotel & Casino in Las Vegas from 1996-2000, where he negotiated the sale of the company to Harrah’s Entertainment, Inc. He was also the lead company representative in the company’s $125 million secondary public offering, negotiating a $300 million revolving line of credit, and a public offering of $125 million in subordinated debt. In 2001, Mr. Radcliffe started a gaming consultancy business, and in 2002 became Chief Financial Officer, Treasurer, Vice President and Principal of Siren Gaming, LLC, a management company for an Indian Class III casino. From 1993 to 1995, Mr. Radcliffe was Chief Financial Officer, Treasurer and Vice President of Mikohn Gaming Corporation, Las Vegas, NV. Prior to this, he was Vice Chairman, President, Chief Operating Officer and Chief Financial Officer for Sahara Resorts, Las Vegas, NV. Mr. Radcliffe is a licensed C.P.A. and received a B.S. in business administration in 1968 from the University of Nevada.

Thomas W. Aro. Thomas W. Aro, 65, is our Chief Operating Officer and was a member of our Board of Directors from 1994 through July 2003. Mr. Aro was also our Executive Vice President since our formation in 1993 through November 11, 2003 and served as our Secretary from 1998 until May 2004.  Mr. Aro also serves as our Chief Operating Officer of our gaming subsidiaries and has over 30 years experience in the hospitality and gaming industries.  Mr. Aro received a B.S. from the University of Arizona and is a licensed C.P.A.  On January 16, 2008, Mr. Aro announced his retirement effective March 31, 2008.

Hilda Manuel. Hilda A. Manuel, 57, joined us in March 2005 as our Senior Vice President for Native American Affairs and Chief Compliance Officer. From February 2003 through December 2004, Ms. Manuel served as deputy general counsel for the Gila River Indian Community, where she supervised general employees and attorneys with respect to civil and criminal matters. From May 2000 through March 2002, Ms. Manuel served as special counsel to the law firm of Steptoe & Johnson, LLP, where she oversaw business development with Indian tribes and Indian organizations, along with supervising the management of cases for Indian clients. From October 1994 through April 2000, Ms. Manuel served as the Deputy Commissioner of the BIA for the U.S. Department of the Interior. As Deputy Commissioner, Ms. Manuel was responsible for the overall management of the BIA, including the maintenance of government-to-government relationships with Indian tribes, protecting trust resources and the trust assets of Indian tribes, the fiscal administration and expenditure of $2.8 billion in appropriated funds and the supervision of 12 regional offices, 83 tribe-agencies and over 13,000 employees. From February 1992 through May 1994, Ms. Manuel served as Staff Director for the Indian Gaming Management Office of the BIA, where she was responsible for implementing the responsibilities of the Secretary of the Interior under the Indian Gaming Regulatory Act of 1988, along with supervising acts related to the approval of Class III gaming tribal-state compacts, fee to trust land acquisitions for gaming purposes, revenue allocation plans, including per capita distributions of gaming revenues, and the development of policy guidelines and directives on gaming related issues within the authority of the Secretary of the Interior. Finally, from May 1991 through February 1992, Ms. Manuel served as Division Chief for Tribal Government Affairs for the BIA and from February 1990 through July 1991, Ms. Manuel was a Judicial Services Specialist for the BIA.

Clifford A. Ehrlich.  Clifford A. Ehrlich, 48, has been an employee of the Company since 1995.  In February 2008, he was promoted to Executive Vice President and General Manager.  Prior to his promotion, he most recently served as Senior Vice President of our subsidiary, Monticello Raceway Management, Inc.  From 1981 to 1994, Mr. Ehrlich served as Vice President and an owner of the Pines Resort Hotel & Conference Center in the Catskills.  Mr. Ehrlich has also held the position of executive committee member of the Sullivan County Tourism Advisory Board and served as President of the Catskill Resort Association. Mr. Ehrlich received a bachelor’s degree in business administration with an emphasis in management and marketing from the University of Colorado Business School in 1981.

INDEX

Charles Degliomini.  Charles Degliomini, 49, has been an employee and consultant of the Company since 2004.  In February 2008, he was promoted to Senior Vice President - Government Relations and Corporate Communications. Previously, he was Senior Vice President of Sales and Marketing of eLottery, Inc., the first firm to advance the technology to facilitate the sales and marketing of governmental lottery tickets on the Internet. Before taking the position at eLottery, Mr. Degliomini was President and founder of Atlantic Communications, a New York-based corporate and government affairs management company. Mr. Degliomini served in the General Services Administration (GSA) as Chief of Staff to the Regional Administrator from 1985 to 1998, and was the New York State Communications Director for Reagan-Bush in 1984. Mr. Degliomini has a B.A. in political science from Queens College and is an M.A. candidate at the New York University School of Public Administration.

Audit Committee and Audit Committee Financial Expert

We maintain a separately designated audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of our audit committee are Paul A. deBary, Frank Catania, John Sharpe and Richard Robbins.  Mr. deBary is its chairman.  Each member of the audit committee is independent, within the meaning of the National Association of Securities Dealers’ listing standards.  In addition, each audit committee member satisfies the audit committee independence standards under the Securities Exchange Act of 1934, as amended.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2007 there were no delinquent filers except as follows: Thomas W. Aro filed a late Form 4 for transactions that occurred on March 20, 2007 (two transactions); Ronald J. Radcliffe filed a late Form 4 for a transaction that occurred on May 24, 2007 (one transaction); John Sharpe filed a late Form 4 for a transaction that occurred on May 24, 2007 (one transaction); and Paul A. deBary filed a late Form 4 for transactions that occurred on May 31, 2007 and June 1, 2007 (two transactions).

Item 11.	Executive Compensation.

The information required by this Item 11 will be in the Company's definitive proxy materials to be filed with the SEC and is incorporated in this Annual Report on Form 10-K by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information concerning beneficial ownership of our capital stock outstanding at March 11, 2008 by (i) each director as of March 11, 2008; (ii) each executive officer of the Company as of March 11, 2008, (iii) each stockholder known to be the beneficial owner of more than five percent of any class of the Company’s voting securities and (iv) by all directors and executive officers of the Company, as a group.

INDEX

The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the SEC. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name and Address of Beneficial Owner(1)	Common Stock Beneficially Owned		Series B Preferred Stock Beneficially Owned		Series E Preferred Stock Beneficially Owned
	Shares	Percentage	Shares	Percentage	Shares	Percentage
Thomas W. Aro	109,700	(2)	*	--	--	--	--

Paul A. deBary	198,008	(3)	*	--	--	--	--

John Sharpe	249,500	(4)	*	--	--	--	--

David P. Hanlon	1,327,614	(5)	4.32%	--	--	--	--

Ralph J. Bernstein	2,276,243	(6)	7.65%	--	--	--	--

Robert H. Friedman	52,500	(7)	*	--	--	--	--

Frank Catania	52,500	(8)	*	--	--	--	--

Richard Robbins	32,500	(9)	*	--	--	--	--

James Simon	37,020	(10)	*	--	--	--	--

Ronald J. Radcliffe	173,333	(11)	*	--	--	--	--

Hilda Manuel	52,333	(12)	*	--	--	--	--

Clifford A. Ehrlich	107,258	(13)	*	--	--	--	--

Charles Degliomini	96,101	(14)	*	--	--	--	--

Joseph E. Bernstein	2,036,143	(15)	6.86%	--	--	--	--

Concord Associates, L.P. c/o Cappelli Enterprises, Inc. 115 Stevens Avenue Valhalla, NY 10595 Attention: Louis R. Cappelli	2,500,000	(16)	8.42%	--	--	--	--

INDEX

Name and Address of Beneficial Owner(1)	Common Stock Beneficially Owned		Series B Preferred Stock Beneficially Owned		Series E Preferred Stock Beneficially Owned
	Shares	Percentage	Shares	Percentage	Shares	Percentage
Wells Fargo & Company 420 Montgomery Street San Francisco, CA 94104	2,467,280	(17)	8.31%	--	--	--	--

Directors and Officers as a Group	4,764,610		15.01%	--	--	--	--

Patricia Cohen 8306 Tibet Butler Drive Windmere, FL 34786	--		--	44,258	100%	--	--

Bryanston Group, Inc. 2424 Route 52 Hopewell Junction, NY 12533	--		--	--	--	1,551,213	89.6%

Stanley Tollman c/o Bryanston Group, Inc. 2424 Route 52 Hopewell Junction, NY 12533	--		--	--	--	152,817	8.8%

* less than 1%

(1)
Unless otherwise indicated, the address of each stockholder, director, and executive officer listed above is Empire Resorts, Inc., c/o Monticello Gaming and Raceway, Route 17B, P.O. Box 5013, Monticello, New York, 12701.

(2)	Includes 4,200 shares of common stock owned directly by Thomas W. Aro and options that are currently exercisable into 105,500 shares of common stock.

(3)
Includes 82,913 shares of common stock owned directly by Paul deBary, 12,595 shares of common stock held in an individual retirement account for Mr. deBary’s benefit and options that are currently exercisable into 102,500 shares of common stock.

(4)	Includes 2,000 shares of common stock owned directly by John Sharpe and options that are currently exercisable into 247,500 shares of common stock.

(5)	Consists of 261,023 shares of restricted stock and options that are currently exercisable into 1,066,591 shares of common stock.

(6)	Includes 2,221,243 shares of common stock owned directly by Ralph J. Bernstein and options that are currently exercisable into 55,000 shares of common stock.

(7)	Consists of options that are currently exercisable into 52,500 shares of common stock.

(8)	Consists of options that are currently exercisable into 52,500 shares of common stock.

(9)	Consists of options that are currently exercisable into 32,500 shares of common stock.

(10)	Includes 4,520 shares of common stock owned directly by James Simon and options that are currently exercisable into 32,500 shares of common stock.

(11)	Consists of options that are currently exercisable into 173,333 shares of common stock.

INDEX

(12)	Consists of options that are currently exercisable into 52,333 shares of common stock.

(13)	Includes 80,592 shares of common stock owned directly by Clifford A. Ehrlich and options that are currently exercisable into 26,666 shares of common stock.

(14)	Includes 62,769 shares of common stock owned by Fox-Hollow Lane LLC, of which Charles Degliomini is the managing member, and options that are currently exercisable into 33,332 shares of common stock.

(15)	Consists of 2,036,143 shares of common stock owned directly by Mr. Bernstein.

(16)	Consists of 2,500,000 shares of common stock owned directly by Concord Associates Limited Partnership.

(17)
According to a Schedule 13G/A filed by Wells Fargo & Company filed on January 23, 2008, it and Wells Capital Management Incorporated and Wells Fargo Funds Management, LLC have sole dispositive power and sole voting power with respect to the 2,467,280 shares.

Item 13.	Certain Relationships and Related Transactions.

On February 8, 2008, we entered into the Contribution Agreement, pursuant to which we and Concord, a stockholder that owns more than 5% of our common stock, will form the LLC and enter into an Operating Agreement.  It is estimated that our initial capital contribution and Concord’s initial capital contribution are each valued at not less than $50 million, subject to an appraisal process. Also, see Item 1. Business – Development – Entertainment City Project.

The Company's audit committee charter provides that the audit committee will review and approve all transactions between the Company and its officers, directors, director nominees, principal stockholders and their immediate family members.  The Company intends that any such transactions will be on terms no less favorable to it than it could obtain from unaffiliated third parties.

The Board of Directors evaluates the independence of each nominee for election as a director of our Company in accordance with the Marketplace Rules of the NASDAQ Stock Market LLC (“Nasdaq”).  Pursuant to these rules, a majority of our Board of Directors must be “independent directors” within the meaning of the Nasdaq listing standards, and all directors who sit on our Corporate Governance and Nominating Committee, Audit Committee and Compensation Committee must also be independent directors.

The Nasdaq definition of independent director includes a series of objective tests, such as the director is not, and was not during the last three years, an employee of the Company and has not received certain payments from, or engaged in various types of business dealings with, the Company.  In addition, as further required by the Nasdaq Marketplace Rules, the Board of Directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board of Directors, would interfere with such individual’s exercise of independent judgment in carrying out his or her responsibilities as a director.  In making these determinations, the Board of Directors reviewed and discussed information provided by the directors with regard to each director’s business and personal activities as they may relate to Company and its management.

As a result, the Board of Directors has affirmatively determined that none of our directors has a material relationship with the Company other than Mr. Hanlon, our President and Chief Executive Officer, who is a full time employee of the Company, Mr. Friedman, who is a partner with Olshan Grundman Frome Rosenzweig & Wolosky LLP, a law firm that provides services to our Company and John Sharpe, who the Board of Directors determined is not independent by virtue of compensation paid to him by the Company for his services as a director.  The Board of Directors has also affirmatively determined that all members of our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are independent directors.

INDEX

Item 14.	Principal Accounting Fees and Services.

Our principal accountant for the audit and review of our annual and quarterly financial statements, respectively, during each of the past two fiscal years was Friedman LLP. Moreover, the following table shows the fees paid or accrued by us to Friedman LLP during this period.

Type of Service	2007	2006
Audit Fees (1)	$682,000	$564,000
Audit-Related Fees (2)	21,000	24,000
Tax Fees (3)	45,000	39,000
All Other Fees (4)	--	--
Total	$748,000	$627,000

(1)	Comprised of the audit of our annual financial statements and reviews of our quarterly financial statements.

(2)
Comprised of services rendered in connection with our capital raising efforts, registration statements, consultations regarding financial accounting and reporting and audit of the Company’s employee benefit plan.

(3)	Comprised of services for tax compliance and tax return preparation.

(4)	Fees related to other filings with the SEC, including consents.

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

INDEX

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Financial Statements

Schedule II – Valuation and Qualifying Accounts

Empire Resorts, Inc and Subsidiaries
Valuation and Qualifying Accounts
December 31, 2007, 2006 and 2005
(in thousands)

Description	Balance at beginning of year	Addition charged to costs and expenses		Other additions (deductions)		Less deductions		Balance at end of year
Year ended December 31, 2007
Allowance for advances to Litigation Trust	$1,515		$985	$	---	$	---	$2,500
Deferred tax asset valuation allowance	$51,284	$	---		$11,218	$	---	$62,502
Year ended December 31, 2006
Allowance for advances to Litigation Trust	$1,010		$505	$	---	$	---	$1,515
Deferred tax asset valuation allowance	$46,056	$	---		$5,228	$	---	$51,284
Year ended December 31, 2005
Allowance for advances to Litigation Trust	$505		$505	$	---	$	---	$1,010
Deferred tax asset valuation allowance	$37,678	$	---		$8,378	$	---	$46,056

Exhibits

3.1	Certificate of Incorporation, dated March 19, 1993. (4)

3.2	Certificate of Amendment of Certificate of Incorporation, dated August 15, 1993. (4)

3.3	Certificate of Amendment of Certificate of Incorporation, dated December 18, 1996. (4)

3.4	Certificate of Amendment of Certificate of Incorporation, dated September 22, 1999. (4)

3.5	Certificate of Amendment of the Certificate of Incorporation, dated June 13, 2001. (4)

3.6	Certificate of Amendment to the Certificate of Incorporation, dated May 15, 2003. (4)

3.7	Certificate of Amendment to the Certificate of Incorporation, January 12, 2004. (4)

3.8	Second Amended and Restated By-Laws, as of Feb. 12, 2002. (4)

INDEX

3.9	Amendment No. 1 to the Second Amended and Restated By-Laws, dated November 11, 2003. (4)

3.10	Amendment No. 2 to Second Amended and Restated By-Laws, dated August 10, 2007. (16)

3.11	Amendment No. 3 to Second Amended and Restated By-Laws, dated February 25, 2008. (18)

4.1	Form of Common Stock Certificate. (2)

4.2	Certificate of Designations, Preferences and Rights of Series B Preferred Stock dated July 31, 1996. (4)

4.3	Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated May 29, 1998. (4)

4.4	Certificate of Amendment to the Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated June 13, 2001. (4)

4.5	Certificate of Designations setting forth the Preferences, Rights and Limitations of Series D Preferred Stock, dated February 7, 2000. (10)

4.6	Certificate of the Designations, Powers, Preferences and Rights of the Series E Preferred Stock, dated December 10, 2002. (4)

4.7	Certificate of Amendment of Certificate of the Designations, Powers, Preferences and Other Rights and Qualifications of the Series E Preferred Stock, dated January 12, 2004. (4)

4.8	Indenture dated as of July 26, 2004 among Empire Resorts, Inc., The Bank of New York and the Guarantors named therein. (8)

10.1	1998 Stock Option Plan. (3)

10.2	2004 Stock Option Plan. (5)

10.3	2005 Equity Incentive Plan. (12)

10.4
Declaration of Trust of the Catskill Litigation Trust, dated as of January 12, 2004, made by Catskill Development, L.L.C., Mohawk Management, LLC, Monticello Raceway Development Company, LLC, Empire Resorts, Inc., the trustees and Christiana Bank & Trust Company. (10)

10.5	Line of credit dated January 12, 2004 between Empire Resorts, Inc and Catskill Litigation Trust. (8)

10.6	Promissory Note issued by Catskill Litigation Trust on January 12, 2004 to Empire Resorts, Inc. for the Principal Sum of $10,000,000. (8)

10.7	Five Year Warrant issued to Jefferies & Company, Inc., dated January 30, 2004, to purchase 250,000 shares of Common Stock at an exercise price of $7.50 per share. (4)

10.8	Registration Rights Agreement, dated as of January 30, 2004, by and among Empire Resorts, Inc. and Jefferies & Company, Inc. (4)

10.9	Security Agreement dated as of July 26, 2004 between Empire Resorts, Inc., The Bank of New York and the Guarantors named therein. (6)

10.10	Pledge Agreement dated as of July 26, 2004 Empire Resorts, Inc., The Bank of New York and the Guarantors named therein. (6)

INDEX

10.11	Registration Rights Agreement dated as of July 26, 2004 Empire Resorts, Inc., the Guarantors named therein and Jefferies & Company, Inc. (6)

10.12
Loan Agreement, dated as of January 11, 2005, by and among Empire Resorts, Inc., Monticello Raceway Management, Inc., Alpha Monticello, Inc., Alpha Casino Management Inc., Mohawk Management, LLC, Monticello Raceway Development Company, LLC and Monticello Casino Management, LLC and Bank of Scotland, as lender and as agent. (9)

10.13
Security Agreement, dated as of January 11, 2005, by Empire Resorts, Inc., Monticello Raceway Management, Inc., Alpha Monticello, Inc., Alpha Casino Management Inc., Mohawk Management, LLC, Monticello Raceway Development Company, LLC and Monticello Casino Management, LLC, in favor of Bank of Scotland. (9)

10.14	Pledge Agreement, dated as of January 11, 2005, by Empire Resorts, Inc., Alpha Monticello, Inc. and Alpha Casino Management Inc. in favor of Bank of Scotland. (9)

10.15	Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated as of January 11, 2005, by Monticello Raceway Management, Inc., a New York corporation to Bank of Scotland. (9)

10.16	Promissory Note issued by Empire Resorts, Inc. on January 11, 2005 to Bank of Scotland for the Principal Sum of $10,000,000. (9)

10.17
Intercreditor Agreement, dated as of January 11, 2005, by and among Bank of Scotland, The Bank of New York, Empire Resorts, Inc., Monticello Raceway Management, Inc., Alpha Monticello, Inc., Alpha Casino Management Inc., Mohawk Management, LLC, Monticello Raceway Development Company, LLC and Monticello Casino Management, LLC. (9)

10.18	Employment Agreement dated as of May 23, 2005 between Empire Resorts, Inc. and David P. Hanlon (filed without exhibits or schedules, all of which are available upon request, without cost). (11)

10.19	Employment Agreement dated as of May 23, 2005 between Empire Resorts, Inc. and Ronald J. Radcliffe. (11)

10.20
Restated Amendment No. 2 to Loan Agreement, dated January 11, 2005 by and among Empire Resorts, Inc., the guarantors listed on the signature page thereto and Bank of Scotland, dated as of November 30, 2005. (13)

10.21	Amendment No. 3 to Option Agreement, dated November 12, 2004, by and among Empire Resorts, Inc. and Concord Associates Limited Partnership, dated as of December 28, 2006. (14)

10.22	Amendment No. 1 to Loan Agreement, dated January 11, 2005 by and among Empire Resorts, Inc., the guarantors listed on the signature page thereto and Bank of Scotland, dated as of June 13, 2005. (1)

10.23	Amendment No. 3 to Loan Agreement, dated January 11, 2005 by and among Empire Resorts, Inc., the guarantors listed on the signature page thereto and Bank of Scotland, dated as of June 20, 2007. (15)

10.24	Agreement to Form Limited Liability Company and Contribution Agreement, among Concord Associates, L.P. and Empire Resorts, Inc., dated as of February 8, 2008. (17)

10.25	Amendment No. 4 to Loan Agreement, dated January 11, 2005 by and among Empire Resorts, Inc., the guarantors listed on the signature page thereto and Bank of Scotland, dated as of March 14, 2008. (1)

14.1	Code of Ethics. (4)

INDEX

21.1	List of Subsidiaries. (1)

23.1	Consent of Independent Registered Accounting Firm. (1)

31.1	Section 302 Certification of Principal Executive Officer. (1)

31.2	Section 302 Certification of Principal Financial Officer. (1)

32.1	Section 906 Certification of Principal Executive Officer. (1)

32.2	Section 906 Certification of Principal Financial Officer. (1)

_____________

(1)	Filed herewith.

(2)
Incorporated by reference to Empire Resorts, Inc.’s Registration Statement on Form SB-2 (File No. 33-64236), filed with the SEC on June 10, 1993 and as amended on September 30, 1993, October 25, 1993, November 2, 1993 and November 4, 1993, which Registration Statement became effective November 5, 1993.  Such Registration Statement was further amended by Post Effective Amendment filed on August 20, 1999.

(3)	Incorporated by reference to Empire Resorts, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on August 25, 1999.

(4)	Incorporated by reference to Empire Resorts, Inc.’s Form 10-KSB for the year ended December 31, 2003.

(5)	Incorporated by reference to Empire Resorts, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 28, 2004.

(6)	Incorporated by reference to Empire Resorts, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(7)	Incorporated by reference to Empire Resorts, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

(8)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2004.

(9)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on January 14, 2005.

(10)	Incorporated by reference to Empire Resorts, Inc.’s Form 10-KSB for the year ended December 31, 2004.

(11)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on May 27, 2005.

(12)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on August 19, 2005.

(13)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K/A, filed with the SEC on December 15, 2005.

INDEX

(14)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on January 3, 2007.

(15)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with SEC on June 25, 2007.

(16)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on August 16, 2007.

(17)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on February 11, 2008.

(18)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on February 26, 2008.

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRES RESORTS, INC.

By:	/s/ David P. Hanlon
	Name:	David P. Hanlon
	Title:	Chief Executive Officer
	Date:	March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David P. Hanlon	Chief Executive Officer, President and Director (Principal Executive Officer)	March 17, 2008
David P. Hanlon

/s/ Ronald J. Radcliffe	Chief Financial Officer (Principal Accounting and Financial Officer)	March 17, 2008
Ronald J. Radcliffe

/s/ John Sharpe	Chairman of the Board and Director	March 17, 2008
John Sharpe

/s/ Paul A. deBary	Director	March 17, 2008
Paul A. deBary

/s/ Ralph J. Bernstein	Director	March 17, 2008
Ralph J. Bernstein

/s/ Robert H. Friedman	Director	March 17, 2008
Robert H. Friedman

/s/ Frank Catania	Director	March 17, 2008
Frank Catania

/s/ Richard Robbins	Director	March 17, 2008
Richard Robbins

/s/ James Simon	Director	March 17, 2008
James Simon