Form 10-K/A
period 2007-12-31
EMPIRE RESORTS INC
filed 2008-04-28
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Index

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K                   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes [ ] No [X]

The aggregate market value of the issuer’s common equity held by non-affiliates, as of June 29, 2007 was $196,077,737, based on the closing price of the common stock on the Nasdaq Global Market.

As of March 11, 2008, there were 29,699,601 shares of the issuer’s common equity outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Index

i

Index

EXPLANATORY PARAGRAPH

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III of our previously filed Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities Exchange Commission on March 17, 2008 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. Empire Resorts, Inc. (the “Company”) has determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement. Accordingly, Parts III and IV of the Original Form 10-K is hereby amended and restated as set forth below.

There are no other changes to the Original Form 10-K other than those outlined above. This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amendment set forth below. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward looking statements should be read in their historical context.

Index

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Procedures by Which Stockholders May Recommend Nominees to the Board of Directors

At a meeting held on February 25, 2008, the Board of Directors of the Company approved and adopted an amendment (the “Bylaw Amendment”) to the Second Amended and Restated Bylaws of the Company (the “Bylaws”).  The purpose of the Bylaw Amendment is to add an “advance notice provision” to the Bylaws, requiring the stockholders to give prior written notice in connection with any proposal to be brought for the vote of the stockholders at an annual or a special meeting.  In particular, stockholders of record may nominate one or more persons for election as directors at the annual meeting of stockholders or propose business to be brought before the annual meeting of stockholders, or both, only if (i) such business is a proper matter for stockholder action under Delaware law and (ii) the stockholder has given timely notice in proper written form of such stockholder’s intent to make such nomination or nominations or to propose such business.

 To be timely, a stockholder’s notice relating to the annual meeting must be delivered to the Secretary at the principal executive offices of the Company not less than 120 or more than 180 days prior to the first anniversary (the  “Anniversary”) of the date on which the Company first mailed its proxy materials for the preceding year’s annual meeting of stockholders. However, if the date of the annual meeting is advanced more than 30 days prior to or delayed by more than 30 days after the Anniversary of the preceding year’s annual meeting, then notice by the stockholder to be timely must be delivered to the Secretary at the principal executive offices of the Company not later than the close of business on the later of (i) the 90th day prior to such annual meeting or (ii) the 15th day following the day on which public announcement of the date of such meeting is first made.  With respect to the annual meeting of stockholders to be held in 2008, notice by the stockholder to be timely must be so delivered not later than the close of business on the 10th day following the date on which notice of the Bylaw Amendment was made public.

 To be in proper form a stockholder’s notice to the Secretary must be in writing and must set forth (i) the name and address of the stockholder who intends to make the nomination(s) or propose the business and, as the case may be, of the person or persons to be nominated or of the business to be proposed, (ii) a representation that the stockholder is a holder of record of stock of the Company, that the stockholder intends to vote such stock at such meeting and, in the case of nomination of a director or directors, intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, (iii) in the case of nomination of a director or directors, a description of all arrangements or understandings between the stockholder and each nominee or any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder, (iv) such other information regarding each nominee or each matter of business to be proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the  “Exchange Act”), had the nominee been nominated, or intended to be nominated, or the matter been proposed, or intended to be proposed, by the Board of Directors of the Company, (v) the class and number of shares of the Company which are owned of record and beneficially owned by the stockholder and (vi) in the case of nomination of a director or directors, the written consent of each nominee to serve as a director of the Company if so elected.

 The chairman or presiding officer of an annual meeting of stockholders may refuse to acknowledge the nomination of any person or the proposal of any business not made in compliance with the foregoing procedures. The business to be conducted at a special meeting of stockholders is to be limited to the business set forth in the notice of meeting sent by the Company.

Index

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Objectives of Our Compensation Program

Our compensation programs are intended to encourage executives and other key personnel to create sustainable growth in value for our stockholders.  In particular, the objectives of our programs are to:

•	attract, retain, and motivate superior talent;

•	ensure that compensation is commensurate with our performance and stockholder returns;

•	provide performance awards for the achievement of strategic objectives that are critical to our long term growth; and

•	ensure that our executive officers and key personnel have financial incentives to achieve sustainable growth in stockholder value.

Business Strategy

Our 2008 business strategy for building sustainable growth in stockholder value remains similar to the strategy we have employed for the past few years.  Key components of the strategy are as follows:

•	Improve our operating efficiencies to the point where we are once again profitable;

•	Enter into strategic joint ventures which help drive our growth;

•	Secure a Class III gaming license for a facility to be part of our existing New York operation; and

•	Take advantage of opportunities which can help us grow.

Elements of Our Executive Compensation Structure

Our compensation structure consists of two tiers of remuneration.  The first tier consists of base pay, and a suite of retirement, health, and welfare benefits.  The second tier consists of both short and long term incentive compensation.

Base pay and benefits are designed to be sufficiently competitive to attract and retain world class executives

Our short term incentive plan provides for cash bonuses to be paid to executives based on individual and corporate performance.

Commencing in 2008, the Compensation Committee intends to establish preset goals, and amounts of short term incentive which will be paid for achieving those goals.

Bonuses of $10,000 and $12,000 were paid in 2007 to our Chief Compliance Officer and Chief Operating Officer, with respect to the 2006 fiscal year.  No other bonuses were paid with respect to the 2006 fiscal year.  In addition, no bonuses will be paid in 2008 with respect to the 2007 fiscal year.

Index

Our long term incentive plan provides for awards of stock options, restricted stock, and other equity based incentives.  These are designed to reward executives for the achievement of longer term objectives which result in an increase in share value.

Reasons for the Current Incentive Plan Structure

In 2008, the Company will continue to focus on our racing and video gaming businesses and we will continue to pursue property development opportunities through strategic alliances.  In addition, we will continue to pursue a Class III gaming license.  If successfully pursued, this strategy will eventually result in the creation of additional and sustainable share value.

Our short term incentive plan will reward executives for the achievement of milestones which are critical to our business strategy, coupled with cost cutting and other ways of improving our operating efficiency.  Bonuses will only be paid to the extent objectives are achieved and the operating performance of the Company so warrants.

Awards outstanding under the long term incentive plan currently consist of stock options, as well as restricted stock.  In future years, we may also make grants of other equity based awards.  The long term incentive plan is designed to reward executives for increasing long term share value.  This will be accomplished by the successful execution of the Company’s business objectives, coupled with the consistent achievement of profitability goals.  The long term incentive plan will keep executives focused on both revenue and profit growth, and it can potentially be a very significant source of compensation for executive officers in the long term.

How We Determine to Pay What We Pay

Our cash compensation policy is based on:

•	The Company’s philosophy of providing significant pay at risk

•	Internal equity

•	Individual and corporate performance

In setting base pay, the Compensation Committee pays at a level which is necessary to attract and retain the level of talent it needs.  Compensation for the Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) was first set in their three year employment contracts, entered into on May 23, 2005.  The employment contracts state that the Compensation Committee shall review base pay annually, and make upward adjustments, as it deems appropriate.  The CEO’s salary was set at $500,000, and it has stayed at that level since the inception of the employment contract.  The CFO’s salary was set at $275,000 in his employment contract.  In 2007, the Compensation Committee exercised its discretion and raised the CFO’s base pay from $275,000 to $310,000.

Exceptional individual and corporate performance is rewarded via the annual bonus program, and is not reflected in base pay.  The Compensation Committee pays close attention to internal equity when it sets pay.  In particular, it takes into account the relative value of its individual executive officer jobs, as well as the value of the jobs immediately below the executive officer level.  Periodically, the Compensation Committee references base pay practices at public companies of a similar size, to help ensure base pay remains broadly within a competitive range.

In the future, the Compensation Committee intends to set annual cash bonus opportunity by (1) setting predetermined goals connected to the Company’s business strategy, and (2) specifying the amount of bonus which will be paid if the Company achieves some or all of those goals.  In setting the annual cash bonus opportunity, the Compensation Committee will abide by the philosophy that cash bonuses might be substantial if individual and corporate performance reaches predetermined levels.  In recent years, material cash bonuses have not been paid, because corporate performance has not warranted it.

Index

Overall, our cash compensation practices reflect our long held philosophy that annual cash compensation shall consist of (1) base pay at the level to attract and retain the caliber of talent we need and (2) bonus compensation which is entirely performance based.

Our Compensation Committee takes into account several factors in determining the level of long term incentive opportunity to grant to our executive officers.  In 2007, the Compensation Committee took the following factors into account

•	Individual executive performance;

•	Equity compensation grants which have been granted previously;

•	The effect of equity compensation grants on fully diluted earnings per share;

•	Each executive officer’s portion of the total number of options being granted to employees in fiscal 2007; and

•	The level of grants necessary to keep our executive officers focused and motivated in the coming year.

In considering the level of option grants required to keep our executive officers focused and motivated, the Compensation Committee periodically makes reference to equity compensation practices at similar sized public companies.  However, no effort is made to make grants at a particular percentile of the market range.

In February 2008, the Compensation Committee retained Denver Management Advisors, Inc. to provide market data and recommendations to the Compensation Committee regarding compensation for executive officer positions.

Policy for Allocating Between Long Term and Current Compensation

Our policy for allocating between long term and current compensation for our executive officers is as follows:

•
We expect that in the long run the bulk of total compensation paid to executive officers will come from stock options and other equity based long term incentives.  Executive officers would only enjoy rewards to the extent they create commensurate value for stockholders. This would be in keeping with our philosophy of utilizing executive compensation to create sustained increases in value for our stockholders.

•
We recognize that to create sustainable increases in share value, increases in growth and profitability are necessary.  Accordingly, it is our intention to provide competitive cash bonus opportunities.  However, annual bonuses will only be paid to the extent short term objectives are achieved or exceeded.

•	Finally, we recognize that in order to attract and retain the kind of talent necessary to build share value, we must pay competitive base salary and benefits.

Benchmarking of Compensation

Our compensation philosophy does not include an effort to pay executive officers at a particular percentile of the market range.  Accordingly, we did not select a group of peer companies with an eye toward using their executive officer pay as a benchmark against which to set our compensation.  As stated above, we take several factors into account in determining base pay, short term incentive opportunity, and long term incentive opportunity, including individual and corporate performance, changes in position responsibility, and internal equity.

Index

Nevertheless, we understand that there are several companies which are competitors for executive officer talent, and we view it as useful to examine their pay practices from time to time.  In the course of determining cash compensation for our executive officers in 2007, we looked at publicly traded gaming companies.   For purposes of determining long term incentive grants, we looked at practices in a wide variety of companies, both in and outside of the industry.  For the limited purpose of the analysis set forth below, the compensation paid to the executive officers of these positions is referred to as “market”.

Based on our review of the data, it appeared that all of our executive officers were at, or slightly below, the midpoint of the market range, when base salary, bonus opportunity, and long term incentives were taken into account. The one exception was our CEO, whose base salary and prior year equity compensation grants put him above the midpoint of the market range.  Since our CEO is a proven industry veteran whose skill and reputation are essential for the Company to meet its near term goals, the Compensation Committee believes that his retention is important, and his pay package is justified.

Long Term Incentive Opportunity – Basis for Reward and Downside Risk

To date, the Compensation Committee has awarded stock options and restricted stock under our 2004 Stock Option Plan and the 2005 Equity Incentive Plan.  The Compensation Committee may consider using other equity based incentives in the future.  Options bear a relationship to the achievement of our long term goals in that they increase in value as our stock increases in value.

Our executive officers are exposed to downside risk through the shares of the Company they own outright and/or through the options they hold.  Declines in the stock price will result in the shares they hold outright becoming less valuable, and the options becoming less valuable, or worthless.

The Compensation Committee carefully evaluates the cost of options and restricted stock it grants to its executive officers, in terms of their impact on fully diluted earnings per share.  The Compensation Committee will continue to evaluate the cost of options and other forms of equity compensation against the benefit those vehicles are likely to yield in building sustainable growth in stockholder value.

Equity Grants and Market Timing

We do not grant options in coordination with the release of material, non-public information, and we do not intend to adopt such a practice in the future.  During 2007,  annual awards of stock options to our executive officers and key employees were usually made at  regularly scheduled Compensation Committee meetings.   Exceptions would include grants made to new hires, grants made as a result of promotions, and other extraordinary circumstances

We have properly accounted for all of our option grants.  When we award options and set the exercise price, the exercise price is based on the fair market value of our stock on the grant date.  Our 2005  Equity Incentive Plan defines “fair market value” as the closing price of publicly traded shares of Stock on the principal securities exchange on which shares of stock are listed, or on the NASDAQ Stock Market (if shares are regularly quoted on the NASDAQ Stock Market), or, if such bid and asked prices shall not be available, as reported by any nationally recognized quotation service selected by the Company or as determined by the Compensation Committee in a manner consistent with the provisions of the Code.

Specific Forms of Compensation and the Role of Committee Discretion

In the past, the Compensation Committee has retained the discretion to review executive officer base pay, and to make increases based on executive performance and market norms. The Compensation Committee has also recommended increases when executives have been promoted, or their responsibilities have otherwise been expanded.   In addition, the Compensation Committee has retained the discretion to make long term incentive grants based on several factors detailed in this Compensation Discussion and Analysis.  The Compensation Committee intends to retain the discretion to make decisions about executive officer base compensation and certain levels of stock option grants and restricted stock grants without predetermined performance goals or metrics.

Index

The Compensation Committee retains its right to make future grants of options, restricted stock, or other equity compensation based on Company and individual performance.  At this time, it has not been determined whether it would exercise discretion to increase or reduce the size of an award or payout if the performance goals are met, or pay all or any portion of an award or payout despite the performance goals not being met.

In the past, the Compensation Committee has retained the discretion to pay individual bonuses to the Chief Executive Officer and Named Executive Officers, based on corporate and individual performance.  The determination whether a bonus was paid, as well as the amount, was left to the discretion of the Compensation Committee.  The Chief Operating Officer was paid $12,000 for his 2006 performance, and the Chief Compliance Officer was paid $10,000 for her 2006 individual performance.  No bonuses were paid to the Chief Executive Officer or to Named Executive Officers with respect to the 2007 fiscal year.

In the future, the Compensation Committee intends to set predetermined goals, as well as predetermined bonus amounts for achieving such goals.  These goals will be set as early as possible in the fiscal year for which the bonus is to be paid.

How Individual Forms of Compensation are Structured and Implemented to Reflect the Named Executive Officers’ Individual Performance and Contribution.

We are engaged in a concerted strategic effort to increase revenue, profit, and operating efficiency.  The CEO and the Named Executive Officers work as a team to accomplish these goals.  Their base pay, annual bonus opportunity, and respective long term incentive opportunity reflect their individual contribution to the Company and market practices.

The CFO received an option grant for 40,000 shares in May 2007 which vest over a two year period. The Chief Compliance Officer received an option  grant for 10,000 shares in January 2007, which vest over three years.  Both grants were made pursuant to the Company’s 2005 Equity Incentive Plan.  The amount of each individual grant reflects the Compensation Committee’s assessment of each individual’s contribution.  As of the end of fiscal 2007, none of the January or May 2007 option grants were in the money.

Policies and Decisions Regarding Adjustment or Recovery of Awards or Payments if Relevant Performance Measures are Restated or Adjusted

We have not previously needed to adjust or recover awards or payments because relevant performance measures were restated or adjusted.  If this occurred, we expect that we would take steps legally permissible to adjust or recover awards or payments in the event relevant performance measures upon which they were based were restated or otherwise adjusted in a manner that would reduce the size of an award or payment.

Factors Considered in Decisions to Increase or Decrease Compensation Materially

During the tenure of the current Compensation Committee, the Company has not previously materially increased or decreased compensation.  We expect that the primary factor we would consider in such a case is a clear, sustained market trend.

Impact that Amounts Received or Realizable From Previously Earned Compensation Have on Other Compensation

We maintain no compensation plans programs where gains from prior compensation would directly influence amounts currently earned.  The only factor where gains from prior awards are considered is where the Compensation Committee determines the appropriate size of long term incentive grants.

The Basis for a Change of Control Triggering Payment

We have entered into an employment agreement with our CEO which provides that if the Company terminates his employment without Cause or if he resigns with Good Reason (as those terms are defined in his employment contract) then the Company is obligated to continue to pay his compensation for the remainder of its term, and the options and restricted shares granted at the commencement of his employment contract would immediately vest.  The employment agreement also provides that if the CEO terminates his contract within one year of a change of control, the cash compensation which we are obligated to pay him, as described above, will be paid in a lump sum.  The CEO’s contract provides that if it is not to be renewed at the end of its term, the Company must provide the CEO with 180 days notice.  As of the date of this Compensation Discussion and Analysis, the Company and the CEO have waived their rights to the 180 day notice.   The employment agreement,  and the change of control provisions discussed herein, are therefore set to expire on May 23, 2008.  The terms of the contract renewal are currently under review.

Index

Impact of Accounting and Tax Treatment on Various Forms of Compensation

We take the impact of accounting and tax treatment on each particular form of compensation into account.  Our incentive payments are designed so that they are deductible under Section 162(m) of the Internal Revenue Code.  We closely monitor the accounting treatment of our equity compensation plans, and in making future grants, we expect to take the accounting treatment into account.

Ownership Requirements and Policies Regarding Hedging Risk in Company’s Equity Securities

Since a significant ownership stake in the Company by its directors and executive officers leads to a stronger alignment of interests with stockholders, the Board has encouraged stock ownership by non-employee directors and executive officers. However, there are currently no share ownership guidelines in place.

Our executive officers are not allowed to make a short sale of stock, which we define as any transaction whereby one may benefit from a decline in our stock price.

The Role of Executive Officers in Determining Compensation

In early 2007, our CEO supplied the Compensation Committee with his thoughts on what the personal goals of the Named Executive Officers should be, for purposes of the 2007 annual incentive plan.  The CEO also apprised the Compensation Committee with his assessment of the performance of the Named Executive Officers in 2006, and the Committee took this information into account, among other information, in setting their base pay for 2007.

At the close of 2007, the CEO supplied the Compensation Committee with similar input, regarding 2007 performance of the Named Executive Officers, as well the CEO’s thoughts on individual objectives for the 2008 annual incentive plan.

Other than the input supplied above, neither the CEO nor any Named Executive Officer played any role in determining executive officer compensation.

Index

Summary Compensation Table

The following table sets forth all information concerning the compensation received, for the fiscal year ended December 31, 2007, for services rendered to us by David P. Hanlon, our chief executive officer, Ronald J. Radcliffe, our chief financial officer, and each of our two other most highly compensated executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compen- sation ($) (2)	Total ($)

David P. Hanlon Chief Executive Officer	2007	500,000	-	109,411	389,762	9,000	1,008,173
	2006	500,000	-	529,633	1,377,829	8,800	2,416,262

Ronald J. Radcliffe Chief Financial Officer	2007	295,596	-	-	324,766	9,000	629,362
	2006	275,000	-	-	352,269	8,800	636,069

Thomas W. Aro Chief Operating Officer	2007	195,000	12,000	-	49,806	9,000	265,806
	2006	195,000	-	-	109,840	7,800	312,640

Hilda Manuel Sr. VP for Native American Affairs	2007	180,000	10,000	-	146,272	5,400	341,672
	2006	160,192	-	-	159,724	2,000	321,916

(1)
These amounts represent the dollar amount recognized for financial reporting purposes for the years ended December 31, 2007 and December 31, 2006, as applicable, for the value of prior year and current year grants of restricted stock and stock options allocable to that year and are computed in accordance with SFAS No. 123R.  Please see Notes B, I and J to our consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2007 for more information on these issues.

(2)
These amounts reflect the Company matching contributions associated with amounts contributed by the individuals to our 401(k) benefit plan.  See Note M to our consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2007 for more information on this plan.

Grant of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards made by us during 2007, to each of the named executive officers:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (1)
David P. Hanlon	-	-	-	-

Thomas W. Aro	-	-	-	-

Ronald J. Radcliffe	5/24/07	40,000	7.40	253,200

Hilda Manuel	1/30/07	10,000	8.74	75,360

(1)
These amounts reflect the aggregate grant date fair value of options granted in the year ended December 31, 2007 under our 2005 Equity Incentive Plan computed in accordance with SFAS No. 123R.  Please see Notes B and J to our consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2007 for more information.

Index

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

On May 23, 2005, we entered into an employment agreement with David P. Hanlon which sets forth terms and provisions governing Mr. Hanlon’s employment as our Chief Executive Officer and President.  This agreement provides for an initial term of three years at an annual base salary of $500,000.  In addition, Mr. Hanlon is entitled to participate in any annual bonus plan or equity based incentive programs maintained by us for our senior executives.  In connection with his employment, Mr. Hanlon received an option grant of a 10-year non-qualified stock option to purchase 1,044,092 shares of our Common Stock pursuant to the 2005 Equity Incentive Plan, subject to stockholder approval, at an exercise price per share of $3.99, vesting 33% 90 days following the grant date, 33% on the first anniversary of the grant and 34% on the second anniversary of the grant, which approval was received on August 17, 2005.  We also granted Mr. Hanlon 261,023 restricted shares, pursuant to our 2005 Equity Incentive Plan, vesting 33% on the grant date, 33% on the first anniversary of grant, and 34% on the second anniversary of the grant.  We agreed to provide certain benefits to Mr. Hanlon, including maintaining a term life insurance policy on the life of Mr. Hanlon in the amount of $2,000,000 and reimbursement for relocation expenses and expenses for temporary housing.

On May 23, 2005, we entered into an employment agreement with Ronald J. Radcliffe which sets forth terms and provisions governing Mr. Radcliffe’s employment as our Chief Financial Officer.  This agreement provides for an initial term of three years at an annual base salary of $275,000.  In addition, Mr. Radcliffe is entitled to participate in any annual bonus plan or equity based incentive programs maintained by us for our senior executives.  In connection with his employment, Mr. Radcliffe received an option grant of a 10-year non-qualified stock option to purchase 150,000 shares of our Common Stock pursuant to our 2005 Equity Incentive Plan, subject to stockholder approval, at an exercise price per share of $3.99, vesting 33% 90 days following the grant date, 33% on the first anniversary of the grant and 34% on the second anniversary of the grant, which approval was obtained on August 17, 2005.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards of each of the named executive officers as of December 31, 2007:

	Option Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Option Exercise Price ($)	Option Expiration Date
David P. Hanlon	7,500	-	7.00	8/15/13 (1)
	5,000	-	11.97	3/24/14 (2)
	10,000	-	8.51	1/7/10 (3)
	1,044,092	-	3.99	5/23/15 (4)

Ronald J. Radcliffe	120,000	-	3.99	5/23/15 (5)
	40,000	20,000	5.53	8/10/16 (6)
	13,333	26,667	7.40	5/24/17 (14)

Thomas W. Aro	5,500	-	4.40	6/30/09 (7)
	20,000	-	2.12	1/9/11 (8)
	50,000	-	14.25	5/20/14 (9)
	20,000	10,000	6.75	12/16/15 (10)

Hilda Manuel	30,000		8.26	3/18/15 (11)
	5,667	2,833	6.75	12/16/15 (12)
	16,667	16,667	5.53	8/10/16 (13)
	0	10,000	8.74	1/30/17 (15)

Index

Unless otherwise noted, option grants have a term of ten years.  Grants to Mr. Hanlon prior to May 23, 2005 were made to him in his capacity as a Director.

(1)	Granted and vested 8/5/03.
(2)	Granted and vested 3/24/04.
(3)	Granted and vested 1/7/05 – five year term.
(4)	Grant date 5/23/05 effective upon stockholder approval received on 8/17/05; vesting 33% 90 days after grant, 33% one year after grant and 34% two years after grant.
(5)
Total options granted 5/23/05 – 150,000 effective upon stockholder approval received on 8/17/05; vesting 33% 90 days after grant, 33% one year after grant and 34% two years after grant.  Options for 30,000 shares exercised on December 20, 2006.

(6)	Grant date 8/10/06; vesting 33.3% 90 days after grant, 33.3% one year after grant and 33.3% two years after grant.
(7)	Grant date 6/30/99; vesting 33.3% one year after grant, 33.3% two years after grant and 33.3% three years after grant.
(8)	Grant date 1/9/03; vesting 33.3% one year after grant, 33.3% two years after grant and 33.3% three years after grant - eight year term.
(9)	Grant date 5/20/04; vesting 50% on date of grant and 50% one year after grant.
(10)	Grant date 12/16/05; vesting 33.3% one year after grant, 33.3% two years after grant and 33.3% three years after grant.
(11)	Grant date 3/18/05; vesting one year.
(12)	Grant date 12/16/05; vesting 33.3% one year after grant, 33.3% two years after grant and 33.3% three years after grant.
(13)	Grant date 8/10/06; vesting 33.3% 90 days after grant, 33.3% one year after grant and 33.3% two years after grant.
(14)	Grant date 5/24/07; vesting 33.3% on date of grant, 33.3% one year after grant and 33.3% two years after grant.
(15)	Grant date 1/30/07; vesting 33.3% one year after grant, 33.3% two years after grant and 33.3% three years after grant.

Option Exercises and Stock Vested

The following table sets forth information concerning the exercising of stock options of each of the named executive officers in December 31, 2007:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
David P. Hanlon	-	-	88,747	662,930

Ronald J. Radcliffe	-	-	-	-

Thomas W. Aro	18,000	129,600	-	-

Hilda Manuel	16,666	43,998	-	-

Index

Potential Payments upon Termination or Change-in-Control

The employment agreements for each of David P. Hanlon and Ronald J. Radcliffe provide for potential payments upon termination, or, in the case of Mr. Hanlon, a change-in-control.  In the event that we terminate either Mr. Hanlon or Mr. Radcliffe’s employment with Cause or Mr. Hanlon or Mr. Radcliffe resigns without Good Reason, our obligations are limited generally to paying such executive’s base salary through the termination date.  In the event that we terminate Mr. Hanlon’s employment without Cause or he terminates his employment without Good Reason, the vesting of stock options and restricted stock shall be treated in accordance with the terms of the relevant plan, provided, however, that if Mr. Hanlon terminates his employment without Good Reason and the basis for such determination is based upon a good faith conclusion by Mr. Hanlon and the Board that the direction that the Company is going is inconsistent with the direction that Mr. Hanlon and the Board anticipated as of the commencement of Mr. Hanlon’s employment, then the stock options granted pursuant to Mr. Hanlon’s employment agreement may be exercised for a period of one year following such termination.

In the event that we terminate Mr. Hanlon’s employment without Cause or Mr. Hanlon resigns with Good Reason, we are generally obligated to continue to pay Mr. Hanlon’s compensation for the remainder of the term of Mr. Hanlon’s employment agreement and accelerate the vesting of the options and restricted shares granted at the commencement of this agreement.  If Mr. Hanlon terminates his employment within one year following a Change of Control, we shall pay such cash compensation in a lump sum.

In the event that we terminate Mr. Radcliffe’s employment without Cause or Mr. Radcliffe resigns with Good Reason, we are generally obligated to continue to pay Mr. Radcliffe’s compensation for a period of six months following such termination.

For purposes of their employment agreements, “Cause” is defined as the executive (i) pleading “guilty” or “no contest” to or being convicted of an act which is defined as a felony under federal or state law or as a crime under federal or state law which involves such executive’s fraud or dishonesty, (ii) in carrying out his duties, engaging in conduct that constitutes willful neglect or willful misconduct; provided such plea, conviction, neglect or misconduct results in material economic harm to the Company, (iii) such executive’s failure to obtain or maintain required licenses in the jurisdiction where the Company currently operates or has plans to operate, in either case as of the commencement of such executive’s employment or (iv) such executive’s material breach of his employment agreement.

For purposes of their employment agreements, “Good Reason” is defined as the occurrence of any of the following without such executive’s prior written consent:  (i) the failure to appoint or continue such executive in their current position with the Company; (ii) a material diminution in such executive’s duties, or the assignment to such executive of duties materially inconsistent with his duties, positions, authority, responsibilities and reporting requirements, or the assignment of duties which materially impair such executive’s ability to function in his current position with the Company; (iii) a reduction in or a material delay in payment of such executive’s total cash compensation and benefits from those required to be provided in accordance with the provisions of such executive’s employment agreement; or (iv) the failure of the Company to obtain the assumption in writing of its obligation to perform such executive’s employment agreement by any successor to all or substantially all of the assets of the Company not later than the effective date of such transaction.  The definition of “Good Reason” in Mr. Hanlon’s employment agreement also includes (i) the failure of the Board or a nominating committee thereof to nominate Mr. Hanlon for election to the Board of Directors; (ii) a change in the reporting structure so that Mr. Hanlon no longer reports directly to the Board or a committee thereof; (iii) the Company, the Board or any person controlling the Company requiring Mr. Hanlon to relocate his principal place of employment to a location other than New York State or Nevada, other than on travel reasonably required to carry out Mr. Hanlon’s obligations under his employment agreement; (iv) any termination by Mr. Hanlon of his employment for any reason other than death or disability within one year of a Change in Control of the Company; or (v) a material breach by the Company of any of the provisions of Mr. Hanlon’s employment agreement.

For the purposes of Mr. Hanlon’s employment agreement, the term “Change of Control” shall be deemed to have occurred as of the first day that any one or more of the following conditions is satisfied: (i) any person is or becomes the “beneficial owner” (as that term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities; or (ii) any of the following occur:  (A) any merger or consolidation

Index

of the Company, other than a merger or consolidation in which the voting securities of the Company immediately prior to the merger or consolidation continue to represent (either by remaining outstanding or being converted into securities of the surviving entity) 20% or more of the combined voting power of the Company or surviving entity immediately after the merger or consolidation with another entity; (B) any sale, exchange, lease, mortgage, pledge, transfer, or other disposition (in a single transaction or a series of related transactions) of all or substantially all of the assets or earning power of the Company on a consolidated basis; (C) any complete liquidation or dissolution of the Company; (D) any reorganization, reverse stock split or recapitalization of the Company that would result in a Change of Control as otherwise defined herein; or (E) any transaction or series of related transactions having, directly or indirectly, the same effect as any of the foregoing.

The employment agreements of each of Mr. Hanlon and Mr. Radcliffe contain non-competition and non-solicitation provisions for the period that the executive is employed by the Company, plus the greater of (i) one year following the voluntary termination of such executive’s employment without Good Reason, (ii) one year following termination of the such executive by the Company for Cause, or (iii) the balance of the period that the executive is continuing to receive his base salary.

The following table summarizes the contingent compensation amounts provided for in the employment agreements.  The table provides the estimated payments payable to each executive upon (a) the Company’s termination of Mr. Hanlon or Mr. Radcliffe without Cause or the resignation of Mr. Hanlon or Mr. Radcliffe with Good Reason, and (b) in the case of Mr. Hanlon, termination, in certain circumstances, following a Change of Control.  These numbers are subject to change as specified in the employment agreements.

Name	Termination Without Cause or Resignation With Good Reason				Termination of Employment Following a Change of Control ($)
	Cash ($)	Acceleration of Options and Restricted Stock ($)	Benefits ($)	Total ($)

David P. Hanlon	198,000	-	2,900	200,900	200,900

Ronald J. Radcliffe	155,000	121,707	5,970	282,677	--

Director Compensation

Directors who are also our officers are not separately compensated for their service as directors.  Our non-employee directors received the following aggregate amounts of compensation for 2007.

Name	Fees Paid in Cash ($)	Option Awards ($)		Total ($)
John Sharpe	99,000	75,360	(1)(2)	919,743
		633,000	(1)(3)
		112,383	(1)(4)
Joseph E. Bernstein (7)	28,617	75,360	(1)(2)	103,977
Ralph J. Bernstein	37,500	75,360	(1)(2)	112,860
Frank Catania	54,000	75,360	(1)(2)	129,360
Paul A. deBary	86,250	75,360	(1)(2)	194,228
		32,618	(1)(5)
Robert H. Friedman	38,000	75,360	(1)(2)	113,360
Richard L. Robbins (8)	11,728	58,037	(1)(6)	69,765
James Simon (8)	10,228	58,037	(1)(6)	68,265

Index

(1)
Grant date aggregate fair value of options granted in the year ended December 31, 2007 under our 2005 Equity Incentive Plan computed in accordance with SFAS No. 123R.  Please see Notes B and J to our consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2007 for more information.

(2)	Grant date 1/30/07; securities underlying options – 10,000 with 10 year term.
(3)	Grant date 5/24/07; securities underlying options – 100,000 with 10 year term.
(4)	Grant date 8/10/07; securities underlying options – 25,000 with 10 year term.
(5)	Grant date 12/28/07; securities underlying options – 15,000 with 9 year term.
(6)	Grant date 8/21/07; securities underlying options – 15,000 with 10 year term.
(7)	Joseph E. Bernstein resigned from his position as a member of the Board of Directors on June 22, 2007.
(8)	Richard L. Robbins and James Simon were appointed as members of the Board of Directors on August 21, 2007

Cash Compensation

During 2007, each non-employee member of the Company’s Board of Directors received $20,000 per year and $1,000 per meeting attended in person and $500 per meeting attended telephonically.  Directors that also serve on committees of the Board of Directors receive an additional $1,000 per committee meeting attended in person and $500 per meeting attended telephonically.  The chairman of the audit committee receives an additional annual payment of $25,000.

Stock Compensation

Each non-employee member of the Company’s Board of Directors receives an annual grant of options to purchase 10,000 shares of the Company’s Common Stock at the Common Stock’s then current fair market value, and since August 2003 each newly elected or appointed non-employee director received a one time grant of an option to purchase 15,000 shares of the Company’s Common Stock at the Common Stock’s then current fair market value.  All stock options granted to the members of the Company’s Board of Directors vest immediately.  The chairman of the audit committee receives an additional annual grant of an option to purchase 15,000 shares of the Company’s Common Stock.

Chairman Compensation

On May 23, 2005, the Company’s Board of Directors ratified the compensation committee’s approval of compensation of $50,000 per year for the position of non-executive Chairman of the Board and a grant of an option to purchase 50,000 shares of the Company’s Common Stock vesting immediately with a term of 10 years at the initiation of service for any new non-executive Chairman of the Board.  John Sharpe, who became the Company’s Chairman of the Board on such date, abstained from all votes of the Board of Directors related to the establishment of this compensation.

Compensation Committee Interlocks

There were no transactions between any member of the Compensation Committee and the Company during the fiscal year ended December 31, 2007.  No member of the Compensation Committee was an officer or employee of the Company or any subsidiary of the Company during fiscal 2007.

Compensation Committee

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Ralph J. Bernstein, Chairman
Paul A. deBary
Richard Robbins
James Simon

Index

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Financial Statements

The financial statements and financial statement schedules were included in our Form 10-K filed on March 17, 2008.

Exhibits

3.1	Certificate of Incorporation, dated March 19, 1993. (4)

3.2	Certificate of Amendment of Certificate of Incorporation, dated August 15, 1993. (4)

3.3	Certificate of Amendment of Certificate of Incorporation, dated December 18, 1996. (4)

3.4	Certificate of Amendment of Certificate of Incorporation, dated September 22, 1999. (4)

3.5	Certificate of Amendment of the Certificate of Incorporation, dated June 13, 2001. (4)

3.6	Certificate of Amendment to the Certificate of Incorporation, dated May 15, 2003. (4)

3.7	Certificate of Amendment to the Certificate of Incorporation, January 12, 2004. (4)

3.8	Second Amended and Restated By-Laws, as of Feb. 12, 2002. (4)

3.9	Amendment No. 1 to the Second Amended and Restated By-Laws, dated November 11, 2003. (4)

3.10	Amendment No. 2 to Second Amended and Restated By-Laws, dated August 10, 2007. (16)

3.11	Amendment No. 3 to Second Amended and Restated By-Laws, dated February 25, 2008. (18)

4.1	Form of Common Stock Certificate. (2)

4.2	Certificate of Designations, Preferences and Rights of Series B Preferred Stock dated July 31, 1996. (4)

4.3	Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated May 29, 1998. (4)

4.4	Certificate of Amendment to the Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated June 13, 2001. (4)

4.5	Certificate of Designations setting forth the Preferences, Rights and Limitations of Series D Preferred Stock, dated February 7, 2000. (10)

4.6	Certificate of the Designations, Powers, Preferences and Rights of the Series E Preferred Stock, dated December 10, 2002. (4)

4.7	Certificate of Amendment of Certificate of the Designations, Powers, Preferences and Other Rights and Qualifications of the Series E Preferred Stock, dated January 12, 2004. (4)

Index

4.8	Indenture dated as of July 26, 2004 among Empire Resorts, Inc., The Bank of New York and the Guarantors named therein. (8)

10.1	1998 Stock Option Plan. (3)

10.2	2004 Stock Option Plan. (5)

10.3	2005 Equity Incentive Plan. (12)

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

Index

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

10.21	Amendment No. 3 to Option Agreement, dated November 12, 2004, by and among Empire Resorts, Inc. and Concord Associates Limited Partnership, dated as of December 28, 2006. (14)

10.22	Amendment No. 1 to Loan Agreement, dated January 11, 2005 by and among Empire Resorts, Inc., the guarantors listed on the signature page thereto and Bank of Scotland, dated as of June 13, 2005. (19)

10.23	Amendment No. 3 to Loan Agreement, dated January 11, 2005 by and among Empire Resorts, Inc., the guarantors listed on the signature page thereto and Bank of Scotland, dated as of June 20, 2007. (15)

10.24	Agreement to Form Limited Liability Company and Contribution Agreement, among Concord Associates, L.P. and Empire Resorts, Inc., dated as of February 8, 2008. (17)

10.25	Amendment No. 4 to Loan Agreement, dated January 11, 2005 by and among Empire Resorts, Inc., the guarantors listed on the signature page thereto and Bank of Scotland, dated as of March 14, 2008. (19)

14.1	Code of Ethics. (4)

21.1	List of Subsidiaries. (19)

23.1	Consent of Independent Registered Accounting Firm. (19)

31.1	Section 302 Certification of Principal Executive Officer. (1)

31.2	Section 302 Certification of Principal Financial Officer. (1)

32.1	Section 906 Certification of Principal Executive Officer. (19)

32.2	Section 906 Certification of Principal Financial Officer. (19)
_____________

(1)	Filed herewith.

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

(3)	Incorporated by reference to Empire Resorts, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on August 25, 1999.

(4)	Incorporated by reference to Empire Resorts, Inc.’s Form 10-KSB for the year ended December 31, 2003.

Index

(5)	Incorporated by reference to Empire Resorts, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 28, 2004.

(6)	Incorporated by reference to Empire Resorts, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(7)	Incorporated by reference to Empire Resorts, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

(8)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2004.

(9)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on January 14, 2005.

(10)	Incorporated by reference to Empire Resorts, Inc.’s Form 10-KSB for the year ended December 31, 2004.

(11)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on May 27, 2005.

(12)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on August 19, 2005.

(13)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K/A, filed with the SEC on December 15, 2005.

(14)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on January 3, 2007.

(15)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with SEC on June 25, 2007.

(16)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on August 16, 2007.

(17)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on February 11, 2008.

(18)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on February 26, 2008.

(19)	Incorporated by reference to Empire Resorts, Inc.’s Form 10-K, filed with the SEC on March 17, 2008.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRES RESORTS, INC.

By:	/s/ David P. Hanlon
	Name:	David P. Hanlon
	Title:	Chief Executive Officer
	Date:	April 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David P. Hanlon	Chief Executive Officer, President and Director (Principal Executive Officer)	April 28, 2008
David P. Hanlon

/s/ Ronald J. Radcliffe	Chief Financial Officer (Principal Accounting and Financial Officer)	April 28, 2008
Ronald J. Radcliffe

/s/ John Sharpe	Chairman of the Board and Director	April 28, 2008
John Sharpe

/s/ Paul A. deBary	Director	April 28, 2008
Paul A. deBary

/s/ Ralph J. Bernstein	Director	April 28, 2008
Ralph J. Bernstein

/s/ Robert H. Friedman	Director	April 28, 2008
Robert H. Friedman

/s/ Frank Catania	Director	April 28, 2008
Frank Catania

/s/ Richard Robbins	Director	April 28, 2008
Richard Robbins

/s/ James Simon	Director	April 28, 2008
James Simon