Form 10-Q
period 2008-03-31
EMPIRE RESORTS INC
filed 2008-05-09
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 1-12522

EMPIRE RESORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3714474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 N. Green Valley Parkway, Suite 200, Henderson, NV	89074
(Address of principal executive offices)	(Zip Code)

(702) 990-3355
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

The number of shares outstanding of the issuer’s common stock, as of May 8, 2008 was 30,524,381

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES

ii

Index

PART I—FINANCIAL INFORMATION

Item 1.—FINANCIAL STATEMENTS

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share data)

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$10,171	$15,008
Restricted cash	813	1,266
Accounts receivable	1,613	1,401
Prepaid expenses and other current assets	3,672	2,967
Total current assets	16,269	20,642
Property and equipment, net	30,583	30,860
Deferred financing costs, net of accumulated amortization of $1,885 in 2008 and $1,783 in 2007	2,595	2,697
TOTAL ASSETS	$49,447	$54,199

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$3,625	$3,530
Accrued expenses and other current liabilities	4,783	6,129
Total current liabilities	8,408	9,659
Revolving credit facility	7,617	7,617
Senior convertible notes	65,000	65,000
Total liabilities	81,025	82,276

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, 5,000 shares authorized; $0.01 par value -
Series B, $29 per share liquidation value, 44 shares issued and outstanding	----	-----
Series E, $10.00 per share redemption value, 1,731 shares issued and outstanding	6,855	6,855
Common stock, $0.01 par value, 75,000 shares authorized, 29,713 and 29,582 shares issued and outstanding in 2008 and 2007, respectively	297	296
Additional paid-in capital	53,444	52,845
Accumulated deficit	(92,174)	(88,073)
Total stockholders’ deficit	(31,578)	(28,077)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$49,447	$54,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUES:
Racing	$1,925	$2,401
Gaming	13,215	15,117
Food, beverage and other	1,007	1,262
Gross revenues	16,147	18,780
Less: Promotional allowances	(495)	(550)
Net revenues	15,652	18,230

COSTS AND EXPENSES:
Racing	1,764	2,065
Gaming	12,189	13,964
Food, beverage and other	412	553
Selling, general and administrative	3,364	4,132
Depreciation	303	291
Total costs and expenses	18,032	21,005

Loss from operations	(2,380)	(2,775)

Amortization of deferred financing costs	(102)	(170)
Interest expense	(1,446)	(1,491)
Interest income	88	185

NET LOSS	(3,840)	(4,251)
Undeclared dividends on preferred stock	(388)	(388)

NET LOSS APPLICABLE TO COMMON SHARES	$(4,228)	$(4,639)
Weighted average common shares outstanding, basic and diluted	29,630	26,437

Loss per common share, basic and diluted	$(0.14)	$(0.16)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,840)	$(4,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	303	291
Amortization of deferred financing costs	102	170
Allowance for doubtful accounts – Advances to Litigation Trust	---	250
Stock-based compensation	326	925
Changes in operating assets and liabilities:
Restricted cash (VGM Marketing Account)	163	(179)
Accounts receivable	(212)	1,344
Prepaid expenses and other current assets	(706)	(534)
Accounts payable	95	(767)
Accrued expenses and other current liabilities	(1,346)	(3,756)

NET CASH USED IN OPERATING ACTIVITIES	(5,115)	(6,507)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(26)	(78)
Advances to Litigation Trust	---	(250)
Restricted cash (Racing capital improvement)	294	(40)
Deferred development costs	---	(701)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	268	(1,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	14	18,815
Restricted cash (Revolving credit facility)	(4)	(6)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10	18,809

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,837)	11,233
CASH AND CASH EQUIVALENTS, beginning of period	15,008	9,471

CASH AND CASH EQUIVALENTS, end of period	$10,171	$20,704

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the period	$2,746	$2,729

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in settlement of preferred stock dividends	$261	$190

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A. Summary of Business and Basis for Presentation

Basis for Presentation

The condensed consolidated financial statements and notes as of March 31, 2008 and for the three–month periods  ended March 31, 2008 and 2007 are unaudited and include the accounts of Empire Resorts, Inc. and subsidiaries (“Empire” or “the Company” or “we”).

The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the interim period should not be indicative of results to be expected for the full year.

Liquidity

We believe that we have access to sources of working capital that are sufficient to fund our operations for the twelve months ending March 31, 2009.  We have an agreement to sell 4.2 million shares of our common stock to a major shareholder for a total amount of approximately $5.2 million and we have approximately $2.4 million available from our revolving credit facility.

Beginning on April 1, 2008, the results of operations of our Video Gaming Machine (“VGM”) facility will benefit from legislation that was passed on February 13, 2008, which increases our share of VGM revenues. We estimate that the benefit could be as much as $4.8 million for the year ending December 31, 2008.

Our credit facility with the Bank of Scotland requires repayment of approximately $ 7,158,000 (outstanding balance of $ 7,617,000 less restricted cash on deposit of $459,000) on May 29, 2009.

The holders of our Senior Convertible Notes ($65,000,000 principal balance due) have the right to demand repayment of the principal amount due on July 31, 2009.  We do not presently have a source for repayment of these notes and our operations will not provide sufficient cash flow to repay this obligation.

Nature of Business

During the past four years, we have concentrated on developing gaming operations in New York State.  Through our subsidiaries, we currently own and operate Monticello Gaming and Raceway, a VGM and harness horseracing facility located in Monticello, New York.

On February 8, 2008, we entered into an Agreement to Form Limited Liability Company and Contribution Agreement (the “Contribution Agreement”) with Concord Associates, L.P. (“Concord”), pursuant to which we and Concord will form a limited liability company (the “LLC”).  In addition, pursuant to the Contribution Agreement, we will move our existing operations at Monticello Gaming and Raceway to 160 acres of land located in Kiamesha Lake, New York in order to develop an entertainment complex consisting of a hotel, convention center, VGM facility and harness horseracing track (the “Entertainment City Project”).  Concord will be responsible for the development of the Entertainment City Project.  Concord’s affiliate, George A. Fuller Company, will be the general contractor.  We will be responsible for development of the gaming facility and for managing and operating the hotel, gaming facility and harness horseracing track. We and Concord will share equally the fees that we each earn in connection with our respective development and management efforts, as well as share equally any distributions available following the repayment of any debt service and the payment of any preferred returns due to any of the members of the LLC.  We will receive a preference on the first $8 million of distributions.  Construction fees earned by George A. Fuller Company will not be shared with us.  The closing of the transaction is conditioned on, among other things, (i) distribution to us of $50 million (less amounts outstanding under our existing credit facility with Bank of Scotland that are to be assumed by the LLC); (ii) receipt of all necessary approvals for the transfer of our gaming and racing licenses, including from the Bank of Scotland, holders of our convertible senior notes, the New York State Racing and Wagering Board and the New York State Lottery; (iii) transfer of our obligations related to our credit facility to the LLC; (iv) entry into construction, development, casino development, casino and hotel management contracts; and (v) approval by our stockholders, if required by law.  No assurance can be given that the conditions to the closing of the transaction will be satisfied in order to complete the transaction, as planned.

Index

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

Raceway and VGM Operations

Monticello Raceway Management, a wholly owned subsidiary, is a New York corporation that operates Monticello Raceway (the “Raceway”), a harness horse racing facility and a VGM facility (Monticello Gaming and Raceway) in Monticello, New York.

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

Note B.  Summary of Significant Accounting Policies

Deferred Development Costs.  Deferred development costs are recorded at cost. In connection with our development activities, we may make advances to tribes for development assistance and to facilitate the establishment and initial operations of tribal gaming authorities.  We also incur costs associated with development activities, including salaries of employees engaged in those activities which we capitalize as deferred development costs.  We provide technical assistance, engage and pay attorneys and consultants and provide other support for our Indian partners in matters relating to land claims against the State of New York and agreements for development and operation for development and operation of the proposed Class III casino developments. We periodically review deferred development costs for impairment.  During the three months ended March 31, 2008, we had no capitalized development costs.

Loss Per Common Share.  We compute basic loss per share by dividing loss applicable to common shares by the weighted-average common shares outstanding for the period.  Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity.  Since the effect of outstanding options and warrants is anti-dilutive with respect to losses, they have been excluded from our computation of loss per common share.  Therefore, basic and diluted losses per common share for the three months ended March 31, 2008 and 2007 were the same.

Index

The following table shows the approximate number of securities outstanding at March 31, 2008 and 2007 that could potentially dilute basic income per share in the future but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

	Outstanding at March 31,
	2008	2007
Options	2,565,000	3,334,000
Warrants	250,000	250,000
Shares to be issued upon conversion of convertible debt	5,175,000	5,175,000
Unvested restricted stock	---	89,000
Total	7,990,000	8,848,000

Advertising.  We expense the costs of general advertising, promotion and marketing programs at the time the costs are incurred.  Advertising expense was approximately $166,000 and $289,000, respectively, for the three months ended March 31, 2008 and 2007.

Fair Value.  Our financial instruments are comprised of a revolving credit facility and senior convertible notes at March 31, 2008 and December 31, 2007.  The fair value of the revolving credit facility approximates its carrying value, because this obligation had market-based interest rates.  The senior convertible notes are recorded at their carrying value, because there is no market for these senior convertible notes and it was impracticable to estimate fair value of these notes.

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

Recent Accounting Pronouncements.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (“GAAP”). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently assessing the potential impact, if any, of the adoption of FSP FAS 142-3 on our condensed consolidated financial statements.

Index

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have an impact on our condensed consolidated financial statements.

In December 2007, the Emerging Issues Task Force (“EITF”) met and ratified EITF No. 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”), in order to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF 07-01 is to be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We are currently assessing the potential impact, if any, of the adoption of EITF 07-01 on our condensed consolidated financial statements.

In June 2007, the FASB ratified the consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (fiscal year 2008 for the Company). We adopted EITF 06-11 effective January 1, 2008, and it did not have any impact on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Upon adoption of SFAS 159, we did not elect the SFAS 159 option for our existing financial assets and liabilities and therefore adoption of SFAS 159 did not have any impact on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 is effective for us beginning January 1, 2008. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. We believe the impact will not require material modification related to our non-recurring fair value measurements and will be substantially limited to expanded disclosures in the Notes to our condensed consolidated financial statements for notes that currently have components measured at fair value. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities measured at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements. See Note G for information and related disclosures.

Note C.  Deferred Development Costs

We have made payments to fund certain expenses of the Cayuga Nation of New York (the “Cayuga Nation”), the Seneca-Cayuga Tribe of Oklahoma (the “Seneca-Cayugas”) and the St. Regis Mohawk Tribe in connection with the development of proposed Indian tribal Class III casino facilities. We also incur expenses associated with other development projects.

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

The St. Regis Mohawk Gaming Authority failed to establish a closing date by December 31, 2007 for the consummation of the transactions contemplated by the Second Amended and Restated Land Purchase Agreement by and between St. Regis Mohawk Gaming Authority and Monticello Raceway Management, dated as of December 1, 2005, as amended.  As a result, the Second Amended and Restated Land Purchase Agreement, and related agreements, have expired by their terms. On February 5, 2008, we notified the St. Regis Mohawk Tribe that as a result of the BIA decision we were postponing further development efforts, but would continue to work with the St. Regis Mohawk Tribe with respect to their litigation to overturn the Secretary of the Interior's decision. On February 6, 2008, the St. Regis Mohawk Tribe issued a press release accusing us of abandoning the St. Regis Mohawk Tribe and breaching our gaming agreements with it.  We issued a press release on February 6, 2008 in which we confirmed that we had not abandoned the St. Regis Mohawk casino project in Monticello and had no intention of doing so. On February 13, 2008, the St. Regis Mohawk Tribe issued a press release stating that they were formally parting ways with us and had notified local officials and leaders in New York State and Congress, including the National Indian Gaming Commission (the “NIGC”), of their formal departure from our proposed project. Additionally, the St. Regis Mohawk Tribe announced on February 13, 2008 that it had formally withdrawn its federal lawsuit against the Secretary of the Interior.  On February 14, 2008, three of our subsidiaries filed for arbitration with the American Arbitration Association against the St. Regis Mohawk Tribe and the St. Regis Mohawk Gaming Authority seeking declarations as to the effectiveness of each of the agreements.  On February 20, 2008, however, the St. Regis Mohawk Tribe announced in a news article that it did not view arbitration as necessary since it acknowledges that the agreements have expired.

In accordance with our accounting policy on impairment of long-lived assets, we reviewed the carrying value of the deferred development costs and determined that circumstances warranted the recognition of an impairment loss for the year ended December 31, 2007.  During the three months ended March 31, 2008, we had no capitalized development costs.

Note D. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(in thousands)
Liability for horseracing purses	$1,788	$1,113
Accrued interest	867	2,167
Accrued payroll	474	716
Accrued other	1,654	2,133
Total accrued expenses and other current liabilities	$4,783	$6,129

Index

Note E. Senior Convertible Notes

On July 26, 2004, we issued $65 million of 5.5% senior convertible notes (the “notes”), which are currently convertible into approximately 5.2 million shares of common stock, subject to adjustment upon the occurrence or non-occurrence of certain events.  The notes were issued with a maturity date of July 31, 2014 and the holders have the right to demand that we repurchase the notes at par plus accrued interest on July 31, 2009.  Interest is payable semi-annually on January 31 and July 31.

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

We recognized interest expense associated with the notes of approximately $1.3 million in each of the three-month periods ended March 31, 2008 and 2007.

Note F.  Revolving Credit Facility

On January 11, 2005, we entered into a credit facility with Bank of Scotland.  The credit facility provides for a $10 million senior secured revolving loan (subject to certain reserves) that matures on May 29, 2009. As security for borrowings under the facility, we agreed to have our wholly owned subsidiary, Monticello Raceway Management, grant a mortgage on the Raceway property and our material subsidiaries guarantee its obligations under the credit facility.  We also agreed to pledge our equity interests in all of our current and future subsidiaries, maintain certain reserves, and grant a first priority secured interest in all of our assets, now owned or later acquired.  This arrangement contains financial covenants.  The credit facility also contains an acceleration clause which states that Bank of Scotland may accelerate the maturity in the event of a default by the Company.

In connection with this credit facility, the Bank of Scotland has also entered into an Inter-creditor Agreement with The Bank of New York so that Bank of Scotland will be entitled to a first priority position notwithstanding the Indenture and security documents entered into on July 26, 2004 in connection with our issuance of $65 million of senior convertible notes.

Index

At our option, loans under the Credit Facility initially bore interest at the rate of prime plus 2% or LIBOR plus 4%. On June 21, 2007, we entered into an amendment to our credit facility with Bank of Scotland. The amendment, dated as of June 20, 2007, among other things, (i) extended the maturity date of the loan agreement from January 11, 2008 to January 7, 2009, (ii) amended the interest rates of loans under the credit facility to a rate of prime plus 1.5% until July 31, 2008 and prime plus 2.0% thereafter or LIBOR plus 3.5% until July 31, 2008 and LIBOR plus 4.0% thereafter and (iii) deleted all references to Interest Advances and Line of Credit Cash Collateral Advances such that the Loan Agreement now provides for total loans of up to $10 million.  In addition, pursuant to this amendment, we are required to maintain an unrestricted cash balance of an amount that, when added to the unused balance available under the credit facility, is not less than $5 million.  On March 14, 2008, we entered into an additional amendment to our credit facility with Bank of Scotland that extends the maturity date of the loan agreement from January 7, 2009 to May 29, 2009.

We recognized interest expense for the credit facility of approximately $146,000 and $191,000, respectively, in the three months ended March 31, 2008 and 2007.  At March 31, 2008, we were in compliance with the financial covenants contained in our agreement with the Bank of Scotland.

Note G.  Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:    Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:    Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:    Unobservable inputs that reflect our own assumptions.

We chose not to elect the fair value option as prescribed by FASB SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, for our financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as senior convertible notes, accounts payable, and accounts receivable are reported at their carrying values.

Our population of financial liabilities subject to recurring fair value measurements and the necessary disclosures are as follows:

(In thousands)	At March 31, 2008		Fair Value Measurements at March 31, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2		Level 3
LIABILITIES:
Revolving credit facility	$7,617	$7,617	$7,617	$	---	$	---

Index

Note H. Supplemental Guarantor Information

As discussed in Notes E and F, our obligations with respect to our Senior Convertible Notes and Revolving Credit Facility are guaranteed by our operating subsidiaries.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2008
(Unaudited)
(In Thousands)

	Empire Resorts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminating Entries		Consolidated Empire Resorts, Inc.

ASSETS
Cash and cash equivalents	$6,116	$4,055	$	---	$	---	$10,171
Restricted cash	459	354		---		---	813
Accounts receivable	---	1,613		---		---	1,613
Prepaid expenses and other assets	650	3,022		---		---	3,672
Investments in subsidiaries	5,060	---		---		(5,060)	---
Inter-company accounts	149,340	---		---		(149,340)	---
Property and equipment, net	1	30,582		---		---	30,583
Deferred financing costs, net	2,595	---		---		---	2,595
TOTAL ASSETS	$164,221	$39,626	$	---		$(154,400)	$49,447

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable	$1,195	$2,430	$	---	$	---	$3,625
Accrued expenses and other liabilities	1,042	3,741		---		---	4,783
Inter-company accounts	---	55,758		93,582		(149,340)	---
Revolving credit facility	7,617	---		---		---	7,617
Senior convertible notes	65,000	---		---		---	65,000
Total liabilities	74,854	61,929		93,582		(149,340)	81,025
Stockholders' equity (deficit)	89,367	(22,303)		(93,582)		(5,060)	(31,578)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$164,221	$39,626	$	---		$(154,400)	$49,447

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007
(In Thousands)

	Empire Resorts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminating Entries		Consolidated Empire Resorts, Inc.

ASSETS
Cash and cash equivalents	$11,192	$3,816	$	---	$	---	$15,008
Restricted cash	454	812		---		---	1,266
Accounts receivable	---	1,401		---		---	1,401
Prepaid expenses and other assets	147	2,820		---		---	2,967
Investments in subsidiaries	5,060	---		---		(5,060)	---
Inter-company accounts	147,551	---		---		(147,551)	---
Property and equipment, net	2	30,858		---		---	30,860
Deferred financing costs, net	2,697	---		---		---	2,697
TOTAL ASSETS	$167,103	$39,707	$	---		$(152,611)	$54,199

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable	$664	$2,866	$	---	$	---	$3,530
Accrued expenses and other liabilities	2,391	3,738		---		---	6,129
Inter-company accounts	---	53,969		93,582		(147,551)	---
Revolving credit facility	7,617	---		---		---	7,617
Senior convertible notes	65,000	---		---		---	65,000
Total liabilities	75,672	60,573		93,582		(147,551)	82,276

Stockholders' equity (deficit)	91,431	(20,866)		(93,582)		(5,060)	(28,077)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$167,103	$39,707	$	---		$(152,611)	$54,199

Index
EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2008
(Unaudited)
(In Thousands)

	Empire Resorts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Empire Resorts, Inc.

REVENUES
Racing	$--	$1,925	$--	$--	$1,925
Gaming	--	13,215	--	--	13,215
Food, beverage and other	--	1,007	--	--	1,007
Gross revenues	--	16,147	--	--	16,147
Less: Promotional allowances	--	(495)	--	--	(495)
Net revenues	--	15,652	--	--	15,652

COSTS AND EXPENSES
Racing	--	1,764	--	--	1,764
Gaming	--	12,189	--	--	12,189
Food, beverage and other	--	412	--	--	412
Selling, general and administrative	2,049	1,315	--	--	3,364
Depreciation	1	302	--	--	303
Total costs and expenses	2,050	15,982	--	--	18,032
Loss from operations	(2,050)	(330)	--	--	(2,380)
Amortization of deferred financing costs	(102)	--	--	--	(102)
Inter-company interest income (expense) & other	1,109	(1,109)	--	--	--
Interest expense	(1,446)	--	--	--	(1,446)
Interest income	85	3	--	--	88

Net loss	$(2,404)	$(1,436)	$--	$--	$(3,840)

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2007
(Unaudited)
(In Thousands)

	Empire Resorts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Empire Resorts, Inc.

REVENUES
Racing	$--	$2,401	$--	$--	$2,401
Gaming	--	15,117	--	--	15,117
Food, beverage and other	--	1,262	--	--	1,262
Gross revenues	--	18,780	--	--	18,780
Less: Promotional allowances	--	(550)	--	--	(550)
Net revenues	--	18,230	--	--	18,230

COSTS AND EXPENSES
Racing	--	2,065	--	--	2,065
Gaming	--	13,964	--	--	13,964
Food, beverage and other	--	553	--	--	553
Selling, general and administrative	2,623	1,509	--	--	4,132
Depreciation	1	290	--	--	291
Total costs and expenses	2,624	18,381	--	--	21,005
Loss from operations	(2,624)	(151)	--	--	(2,775)
Amortization of deferred financing costs	(170)	--	--	--	(170)
Inter-company interest income (expense) & other	1,115	(1,115)	--	--	--
Interest expense	(1,491)	--	--	--	(1,491)
Interest income	166	19	--	--	185

Net loss	$(3,004)	$(1,247)	$--	$--	$(4,251)

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2008
(Unaudited)
(In thousands)

	Empire Resorts, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated Empire Resorts, Inc.

Net cash used in operating activities	$(3,296)	$(1,819)	$-	$-	$(5,115)
Cash flows from investing activities:
Purchases of property and equipment	--	(26)	--	--	(26)
Restricted cash (Racing capital improvement)	--	294	--	--	294
Advances to subsidiaries	(1,790)	--	--	1,790	--
Net cash provided by (used in) investing activities	(1,790)	268	-	1,790	268

Cash flows from financing activities:
Proceeds from exercise of stock options	14	--	--	--	14
Restricted cash (Revolving credit facility)	(4)	--	--	--	(4)
Advances from Empire Resorts, Inc.	--	1,790	--	(1,790)	--
Net cash provided by financing activities	10	1,790	--	(1,790)	10

Net increase (decrease) in cash and cash equivalents	(5,076)	239	--	--	(4,837)
Cash and cash equivalents, beginning of period	11,192	3,816	--	--	15,008
Cash and cash equivalents, end of period	$6,116	$4,055	$--	$--	$10,171

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2007
(Unaudited)
(In Thousands)

	Empire Resorts, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated Empire Resorts, Inc.

Net cash used in operating activities	$(4,258)	$(2,249)	$--	$--	$(6,507)

Cash flows from investing activities:
Purchases of property and equipment	--	(78)	--	--	(78)
Advances to Litigation Trust	(250)	--	--	--	(250)
Restricted cash (Racing capital improvement)	--	(40)	--	--	(40)
Deferred development costs	(37)	(664)	--	--	(701)
Advances to Empire Resorts, Inc.	--	(2,360)	--	2,360	--
Net cash used in investing activities	(287)	(3,142)	--	2,360	(1,069)

Cash flows from financing activities:
Proceeds form exercise of stock options	18,815	--	--	--	18,815
Restricted cash (related to revolving credit facility)	(6)	--	--	--	(6)
Advances from subsidiaries	2,360			(2,360)	--
Net cash provided by financing activities	21,169	--	--	(2,360)	18,809
Net increase (decrease) in cash and cash equivalents	16,624	(5,391)	--	--	11,233
Cash and cash equivalents, beginning of period	383	9,088	--	--	9,471

Cash and cash equivalents, end of period	$17,007	$3,697	$--	$--	$20,704

Index

Note I. Stockholders’ Equity

Stock-based compensation expense included in selling, general and administrative expenses is approximately $326,000 and $925,000 respectively, for the three months ended March 31, 2008 and 2007. As of March 31, 2008, there was approximately $476,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a period of 2 years. This expected cost does not include the impact of any future stock-based compensation awards.

On February 24, 2008, we authorized issuance of 117,419 shares of our common stock as payment of dividends due for the year ended December 31, 2007 on our Series B preferred stock.  The approximate value of $261,000 was recorded as a reduction of retained earnings and an increase in common stock and additional paid-in capital in the three months ended March 31, 2008.

On March 8, 2007, we authorized issuance of 18,884 shares of our common stock as payment of dividends due for the year ended December 31, 2006 on our Series B preferred stock.  The approximate value of $190,000 was recorded as a reduction of retained earnings and an increase in common stock and additional paid-in capital in the three months ended March 31, 2007.

On March 24, 2008, we adopted a stockholders rights plan and initially declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of April 3, 2008. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $20 per unit. Under certain circumstances, if a person or group acquires 20 percent or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $20 exercise price, shares of our common stock or that of any company into which we are merged having a value of $40. The rights expire on March 24, 2010. Because the rights may substantially dilute the stock ownership of a person or group attempting to take over our company without the approval of our Board of Directors, our rights plan could make it more difficult for a third-party to acquire us (or a significant percentage of our outstanding common stock) without first negotiating with our Board of Directors regarding that acquisition.

On March 31, 2008, we entered into an agreement with a major stockholder to issue 4.2 million shares of our common stock at a price per share of $1.233 for an aggregate amount of $5,178,600. That agreement was amended on April 28, 2008 to provide for the sale of 811,030 shares (for $1 million) on April 28, 2008, 811,030 shares (for $1 million) on May 28, 2008 and 2,577,940 shares (for $3,178,600) on June 30, 2008.

Note J. Concentration

Two debtors, New York Off-Track Betting Corporation ("OTB") and Nassau OTB, represented approximately 71% of the total outstanding accounts receivable as of March 31, 2008.  One debtor, New York OTB, represented approximately 39 % of the total outstanding accounts receivable as of  December 31, 2007.

Note K. Commitments and Contingencies

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

On June 15, 2005, various Article 78 proceedings were commenced by the OTBs against the New York State Racing and Wagering Board, Monticello Gaming and Raceway and Yonkers Raceway seeking the return to the OTBs of various racing revenues previously paid by the OTBs to Monticello Gaming and Raceway and Yonkers Raceway, more commonly known in the industry as “dark day monies” and out-of-state OTB commissions.  Dark day monies are revenue received from OTBs when racing is held at Monticello Gaming and Raceway and thoroughbred racing facilities are closed. All of the petitions have been consolidated into one proceeding now pending in the New York State Supreme Court Albany County.  The approximate amount of reimbursement which the OTBs are seeking from Monticello Gaming and Raceway, as prosecuted, is in excess of $4.0 million together with ongoing payments which the OTBs are making to Monticello Gaming and Raceway as per the direction and rulings of the New York State Racing and Wagering Board.  In September 2006, a favorable outcome was achieved when the combined petition was dismissed.  In November 2007, however, the Appellate Division – Third Department of the New York State Supreme Court essentially reversed the September 2006 decision as to dark day monies and out-of-state OTB commissions (“OTB Appellate Decision”).  The practical result of this reversal is that OTBs are no longer responsible to pay dark day monies to Monticello Gaming and Raceway or Yonkers Raceway and will have to pay a lesser amount of out-of-state OTB commissions to the tracks.  The approximate amount of the revenue shortfall to us going forward for the fiscal year ending 2008 is estimated to be in the range of $1.5 million.  There is presently pending a motion for leave to appeal the OTB Appellate Decision to the New York State Court of Appeals, which motion was brought jointly by the New York State Racing and Wagering Board, Monticello Raceway, Yonkers Raceway and Saratoga Raceway.  Until that motion for leave to appeal is decided, there is no further activity in any OTB litigation.  If the Court of Appeals grants leave to hear the appeal, the matter is not expected to be decided for approximately 12 to 18 months, during which time there is not expected to be any further action on behalf of the OTBs to recoup prior dark day monies.  In the event the OTB Appellate Decision is not overturned on appeal, the OTBs will have to bring a separate lawsuit claiming entitlement to recoupment of past dark day monies.  Any such litigation will be vigorously contested upon the grounds that there has been no unjust enrichment of Monticello Raceway since the OTBs voluntarily paid those amounts and there was a general understanding in the industry that according to statute they were required to pay the dark day monies to all of their regional tracks.  It is estimated that there would be no final judgment on any separate action to recoup past payments brought by the OTBs for at least 24 to 36 months after commencement of such action.  No provision has been made for this contingent liability.

Index

On March 25, 2008, the Court of Appeals granted the motion for leave to hear the appeal by the New York State Racing and Wagering Board, Monticello Raceway, Yonkers Raceway and Saratoga Raceway.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read together with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements generally relate to our strategies, plans and objectives for future operations and are based upon management’s current plans and beliefs or estimates of future results or trends.  Forward-looking statements also involve risks and uncertainties, including, but not restricted to, the risks and uncertainties described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could cause actual results to differ materially from those contained in any forward-looking statement.  Many of these factors are beyond our ability to control or predict.

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

Index

Through our wholly-owned subsidiary, Monticello Raceway Management, Inc., we currently own and operate Monticello Gaming and Raceway, a VGM and harness horseracing facility located in Monticello, New York, 90 miles Northwest of New York City.  At Monticello Gaming and Raceway, we conduct pari-mutuel wagering through the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and the export simulcasting of our races to offsite pari-mutuel wagering facilities.  In addition, we operate more than 1,500 video gaming machines (“VGMs”) in conjunction with the New York State Lottery at the grandstand of Monticello Gaming and Raceway.

We also plan to grow and diversify our current business operations by marketing our management and consulting services to gaming and hospitality clients and pursuing joint ventures or other growth opportunities, including the commercial development of our existing real estate holdings.  We have an agreement, subject to certain conditions, with Concord Associates, L.P. (“Concord”) to develop a hotel, convention center, gaming facility and harness horseracing track on 160 acres of land located in Kiamesha Lake, New York (the “Entertainment City Project”).  Implementation of this project will involve the relocation of our current VGM facility and harness horseracing track to this new site.  Despite the current position of the Bureau of Indian Affairs (“BIA”), we are also continuing to explore the possibility of developing a Class III casino on the site adjacent to Monticello Gaming and Raceway.  The development of a Class III casino would, however, require either an amendment to the New York State Constitution to permit Class III casino gaming or an agreement with either the St. Regis Mohawk Tribe or another Indian tribe for the development of a Class III casino, together with the necessary federal and state regulatory approvals.  In addition, we are pursuing additional commercial and entertainment projects on the remaining 200 acres of land owned by the Company.

We have been working since 1996 to develop a Class III casino on a site 29.31 acre owned by us adjacent to our Monticello, New York facility.  As used herein, Class III gaming means a full casino including slot machines, on which the outcome of play is based upon randomness, and various table games including, but not limited to, poker, blackjack and crap. Initially, this effort was pursued through agreements with various Indian tribes  Our most recent efforts were pursuant to agreements with the St. Regis Mohawk Tribe.  We were advised, however, that on January 4, 2008, the St. Regis Mohawk Tribe received a letter from James E. Cason of the BIA denying the St. Regis Mohawk Tribe's request to take 29.31 acres into trust for the purpose of building a Class III gaming facility to be located at Monticello Gaming and Raceway.  In addition, our agreements with the St. Regis Mohawk Tribe and the St. Regis Mohawk Gaming Authority expired by their terms on December 31, 2007.

Thus, much of our ability to develop a successful business is now dependent on the success or failure of our ability to develop our interests in the Catskills region of the State of New York, and our financial results in the future will be based on different activities than those from our prior fiscal years.

Competition

We continue to face significant competition for our VGM operation from a VGM facility at Yonkers Raceway. In addition, several slot machine facilities have opened in Pennsylvania and one, operated by the Mohegan Tribal Gaming Authority, is within 65 miles of our Monticello property. This newly renovated Yonkers facility is much closer to New York City than us and has approximately 5,500 VGMs, food and beverage outlets and other amenities. The harness racing operation at this facility has reopened as well. We believe that our operations for the three months ended March 31, 2008 have been adversely affected by this competition when compared with the corresponding period in 2007.

A number of states are currently considering or implementing legislation to legalize or expand gaming.  Such legislation presents both potential opportunities to establish new properties and potential competitive threats to business at our existing property. The timing and occurrence of these events remain uncertain.

Critical Accounting Policies and Estimates

Our Annual Report on Form 10-K for the year ended December 31, 2007 includes a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements.  There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2008.

Index

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007.

Revenues.  Net revenues decreased approximately $2.6 million (or 14%) for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007.  Revenue from racing decreased by approximately $476,000 (or 20%); revenue from VGM operations decreased by approximately $1.9 million (or 13%) and food, beverage and other revenue decreased by approximately $255,000 (or 20%).  Complimentary expenses decreased by approximately $55,000 (or 10%).

The decrease in racing revenues was primarily a result of continued competition from harness racing at the newly remodeled Yonkers Raceway. Among other things, the VGM operations at Yonkers Raceway allow for increased contributions to their purse amounts and could result in a more competitive racing product.

We believe that our VGM operations continue to be adversely affected by the opening of a competing VGM facility at Yonkers Raceway in late 2006 and slot machine facilities in Pennsylvania during 2007. Our number of daily visits decreased approximately 21% and the daily win per unit fell from $105.84 for the three months ended March 31, 2007 to $91.51 for the three months ended March 31, 2008 (or 13.5%).  The average number of machines in service was 1,587 in both periods and the three months ended March 31, 2008 had one more day of operations than the corresponding period in 2007.

Food, beverage and other revenue decreased primarily as a result of lower patron counts.

Racing costs.  Racing costs decreased by approximately $301,000 (or 15%) to approximately $1.8 million for the three months ended March 31, 2008.  This percentage decrease is less than the percentage decrease in racing revenues because not all of our operating expenses will vary directly with revenue changes.

Gaming costs.  Gaming (VGM) costs decreased by approximately $1.8 million (or 13%) to approximately $12.2 million for the three months ended March 31, 2008 compared with the corresponding period in 2007.  This percentage decrease is identical to the reduction in VGM revenues primarily as a result of cost cutting initiatives in 2008. Normally, not all of our operating expenses will vary directly with revenue changes as a substantial amount of our expenses are fixed in the short term.

Food, beverage and other costs.  Food, beverage and other costs decreased approximately $141,000 (or 25%) to approximately $412,000 primarily as a result of lower patron counts in 2008.

Selling, General and Administrative expenses.  Selling, general and administrative expenses decreased approximately $768,000 (or 19%) for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.  This decrease was due primarily to a reduction in stock-based compensation of approximately $599,000 and a reduction in marketing expenses of approximately $343,000. These reductions were offset by increases in professional fees and other expenses of approximately $174,000.

Interest expense.  Interest expense decreased slightly (approximately $45,000) as a result of lower interest rates on our bank line of credit.

Liquidity and Capital Resources

We believe that we have access to sources of working capital that are sufficient to fund our operations for the twelve months ending March 31, 2009.  We have an agreement to sell 4.2 million shares of our common stock to a major stockholder for a total amount of approximately $5.2 million and we have approximately $2.4 million available from our revolving credit facility.

Beginning on April 1, 2008, the results of operations of our Video Gaming Machine (“VGM”) facility will benefit from legislation that was passed on February 13, 2008, which increases our share of VGM revenues. We estimate that the benefit could be as much as $4.8 million for the year ending December 31, 2008.

Index

Our credit facility with the Bank of Scotland requires repayment of approximately $ 7,158,000 (outstanding balance of $ 7,617,000 less restricted cash on deposit of $459,000) on May 29, 2009.

The holders of our Senior Convertible Notes ($65,000,000 principal balance due) have the right to demand repayment of the principal amount due on July 31, 2009.  We do not presently have a source for repayment of these notes and our operations will not provide sufficient cash flow to repay this obligation.

Net cash used in operating activities during the three months ended March 31, 2008 was approximately $5.1 million compared to net cash used in operating activities for the three months ended March 31, 2007 of approximately $6.5 million, a decrease of approximately $1.4 million.

The most significant factor in the net change was that accrued expenses and other liabilities were reduced by approximately $3.8 million in 2007 compared with a reduction of approximately $1.3 million in 2008 for a net positive effect of approximately $2.5 million; this was largely as a result of a decrease in our purse liability of approximately $1.7 million in 2007 versus an increase in that account of approximately $675,000 in 2008.

The relatively large changes in accounts receivable and the purse liability in 2007 are related to the higher revenues from racing in 2006. The higher revenues resulted in increased accounts receivable at December 31, 2006 and as those receivables were collected we directed a substantial amount of the collections to increased payments for purses during 2007. These payments had the effect of reducing the amount of the purse liability at March 31, 2007.

Net cash used in investing activities was approximately $1.1 million for three months ended March 31, 2007 compared with net cash provided of approximately $268,000 in 2008. In 2008, we benefited from collections of restricted cash from the Racing Capital Improvement account of approximately $294,000 and the primary uses in 2007 were advances to the Litigation Trust of $250,000 and deferred development costs of approximately $701,000.

Net cash provided by financing activities for the three months ended March 31, 2007 was approximately $18.8 million and was almost entirely a result of the proceeds from the exercise of options to purchase our common stock.

On February 24, 2008, we authorized issuance of 117,419 shares of our common stock as payment of dividends due for the year ended December 31, 2007 on our Series B preferred stock.  The recorded value of these shares was approximately $261,000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to market risk.  Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $7.6 million at March 31, 2008 under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at March 31, 2008 would cause a change in total annual interest costs of $76,000.  The carrying values of these borrowings approximate their fair values at March 31, 2008.

Index

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

We carried out an evaluation as of March 31, 2008 under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings.

Changes in Our Financial Reporting Internal Controls.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 15, 2005, various Article 78 proceedings were commenced by the Off-Track Betting Corporations ("OTBs") against the New York State Racing and Wagering Board, Monticello Gaming and Raceway and Yonkers Raceway seeking the return to the OTBs of various racing revenues previously paid by the OTBs to Monticello Gaming and Raceway and Yonkers Raceway, more commonly known in the industry as “dark day monies” and out-of-state OTB commissions.  Dark day monies are revenue received from OTBs when racing is held at Monticello Gaming and Raceway and thoroughbred racing facilities are closed. All of the petitions have been consolidated into one proceeding now pending in the New York State Supreme Court Albany County.  The approximate amount of reimbursement which the OTBs are seeking from Monticello Gaming and Raceway, as prosecuted, is in excess of $4.0 million together with ongoing payments which the OTBs are making to Monticello Gaming and Raceway as per the direction and rulings of the New York State Racing and Wagering Board.  In September 2006, a favorable outcome was achieved when the combined petition was dismissed.  In November 2007, however, the Appellate Division – Third Department of the New York State Supreme Court essentially reversed the September 2006 decision as to dark day monies and out-of-state OTB commissions (“OTB Appellate Decision”).  The practical result of this reversal is that OTBs are no longer responsible to pay dark day monies to Monticello Gaming and Raceway or Yonkers Raceway and will have to pay a lesser amount of out-of-state OTB commissions to the tracks.  The approximate amount of the revenue shortfall to us going forward for the fiscal year ending 2008 is estimated to be in the range of $1.5 million.  There is presently pending a motion for leave to appeal the OTB Appellate Decision to the New York State Court of Appeals, which motion was brought jointly by the New York State Racing and Wagering Board, Monticello Raceway, Yonkers Raceway and Saratoga Raceway.  Until that motion for leave to appeal is decided, there is no further activity in any OTB litigation.  If the Court of Appeals grants leave to hear the appeal, the matter is not expected to be decided for approximately 12 to 18 months, during which time there is not expected to be any further action on behalf of the OTBs to recoup prior dark day monies.  In the event the OTB Appellate Decision is not overturned on appeal, the OTBs will have to bring a separate lawsuit claiming entitlement to recoupment of past dark day monies.  Any such litigation will be vigorously contested upon the grounds that there has been no unjust enrichment of Monticello Raceway since the OTBs voluntarily paid those amounts and there was a general understanding in the industry that according to statute they were required to pay the dark day monies to all of their regional tracks.  It is estimated that there would be no final judgment on any separate action to recoup past payments brought by the OTBs for at least 24 to 36 months after commencement of such action.  No provision has been made for this contingent liability.

On March 25, 2008, the Court of Appeals granted the motion for leave to hear the appeal by the New York State Racing and Wagering Board, Monticello Raceway, Yonkers Raceway and Saratoga Raceway.

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

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: May 9, 2008	/s/ David P. Hanlon
David P. Hanlon
President and Chief Executive Officer

Dated: May 9, 2008	/s/ Ronald J. Radcliffe
Ronald J. Radcliffe
Chief Financial Officer