Form 10-Q
period 2008-06-30
EMPIRE RESORTS INC
filed 2008-08-08
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The number of shares outstanding of the issuer’s common stock, as of August 5, 2008 was 33,913,351.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES

ii

Index

PART I—FINANCIAL INFORMATION

Item 1.—FINANCIAL STATEMENTS

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share data)

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$13,175		$15,008
Restricted cash	1,477		1,266
Accounts receivable	1,680		1,401
Prepaid expenses and other current assets	3,989		2,967
Total current assets	20,321		20,642
Property and equipment, net	30,412		30,860
Deferred financing costs, net of accumulated amortization of $1,988 in 2008 and $1,783 in 2007	2,492		2,697
TOTAL ASSETS	$53,225		$54,199

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Revolving credit facility	$7,617	$	---
Accounts payable	2,761		3,530
Accrued expenses and other current liabilities	8,228		6,129
Total current liabilities	18,606		9,659
Revolving credit facility	---		7,617
Senior convertible notes	65,000		65,000
Total liabilities	83,606		82,276

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, 5,000 shares authorized; $0.01 par value -
Series B, $29 per share liquidation value, 44 shares issued and outstanding	----		-----
Series E, $10.00 per share redemption value, 1,731 shares issued and outstanding	6,855		6,855
Common stock, $0.01 par value, 75,000 shares authorized, 32,146 and 29,582 shares issued and outstanding in 2008 and 2007, respectively	321		296
Additional paid-in capital	56,613		52,845
Accumulated deficit	(94,170)		(88,073)
Total stockholders’ deficit	(30,381)		(28,077)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$53,225		$54,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
Racing	$1,604	$2,321	$3,529	$4,722
Gaming	15,324	16,454	28,539	31,571
Food, beverage and other	1,306	1,529	2,313	2,791
Gross revenues	18,234	20,304	34,381	39,084
Less: Promotional allowances	(589)	(695)	(1,085)	(1,244)
Net revenues	17,645	19,609	33,296	37,840

COSTS AND EXPENSES:
Racing	1,570	1,907	3,334	3,972
Racing – settlement of Horsemen litigation	1,250	---	1,250	---
Gaming	11,577	14,381	23,766	28,345
Food, beverage and other	535	644	947	1,197
Selling, general and administrative	2,929	4,346	6,293	8,477
Depreciation	307	293	609	586
Total costs and expenses	18,168	21,571	36,199	42,577

Loss from operations	(523)	(1,962)	(2,903)	(4,737)

Amortization of deferred financing costs	(102)	(44)	(205)	(214)
Interest expense	(1,424)	(1,492)	(2,870)	(2,983)
Interest income	54	224	142	409

NET LOSS	(1,995)	(3,274)	(5,836)	(7,525)
Undeclared dividends on preferred stock	(388)	(388)	(776)	(776)
NET LOSS APPLICABLE TO COMMON SHARES	$(2,383)	$(3,662)	$(6,612)	$(8,301)
Weighted average common shares outstanding, basic and diluted	30,578	29,489	30,104	29,463

Loss per common share, basic and diluted	$(0.08)	$(0.12)	$(0.22)	$(0.28)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2008		2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(5,836)	$(7,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		609	586
Amortization of deferred financing costs		205	214
Allowance for doubtful accounts – Advances to Litigation Trust		---	500
Stock-based compensation		519	2,379
Changes in operating assets and liabilities:
Restricted cash (VGM Marketing Account)		(473)	728
Accounts receivable		(279)	1,772
Prepaid expenses and other current assets		(1,022)	(682)
Accounts payable		(769)	(811)
Accrued expenses and other current liabilities		2,098	(2,861)
NET CASH USED IN OPERATING ACTIVITIES		(4,948)	(5,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment		(161)	(161)
Advances to Litigation Trust		---	(500)
Restricted cash (Racing capital improvement)		269	(80)
Deferred development costs		---	(1,353)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		108	(2,094)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options		14	18,932
Proceeds from sale of common stock		3,000	---
Restricted cash (Revolving credit facility)		(7)	(11)
NET CASH PROVIDED BY FINANCING ACTIVITIES		3,007	18,921

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(1,833)	11,127
CASH AND CASH EQUIVALENTS, beginning of period		15,008	9,471
CASH AND CASH EQUIVALENTS, end of period		$13,175	$20,598
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the period		$2,870	$2,983

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Common stock issued in settlement of preferred stock dividends		$261	$190
Non-cash additions to deferred development costs	$	---	$85

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A. Summary of Business and Basis for Presentation

Basis for Presentation

The condensed consolidated financial statements and notes as of June 30, 2008 and for the three-month and six-month periods  ended June 30, 2008 and 2007 are unaudited and include the accounts of Empire Resorts, Inc. and subsidiaries (“Empire” or “the Company” or “we”).

The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and the footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the interim period are not necessarily indicative of results to be expected for the full year.

Liquidity

The holders of our Senior Convertible Notes ($65,000,000 principal balance due) have the right to demand repayment of the principal amount due on July 31, 2009.  We do not presently have a source for repayment of these notes and our operations are not expected to provide sufficient cash flow to make this repayment, should it be demanded.

Our credit facility with the Bank of Scotland requires repayment of approximately $ 7,155,000 (outstanding balance of $ 7,617,000 less restricted cash on deposit of $462,000) on May 29, 2009.

We believe that we have sources of working capital that are sufficient to fund our operations for the twelve months ending June 30, 2009.  We have sold 2,433,090 shares of our common stock to a major shareholder for $3 million under an agreement to sell 4.2 million shares for a total amount of approximately $5.2 million and we have approximately $2.4 million available through May, 2009 from our revolving credit facility. Subsequently, on July 31, 2008, we sold the remaining 1,766,910 shares for $2,178,600 pursuant to this agreement.  However, we do not presently have a source for repayment of our Senior Convertible Notes if the holders of those notes elect to exercise their right to demand repayment on July 31, 2009.

Beginning on April 1, 2008, the results of operations from our Video Gaming Machine (“VGM”) facility as described below have benefited and will continue to benefit from legislation that was passed on February 13, 2008, which increases our share of VGM revenues. Our VGM operations for the three and six months ended June 30, 2008 benefited by approximately $2 million as a result of this legislation.

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

Index

In addition, we have set aside 29.31 acres of land adjacent to Monticello Gaming and Raceway for the development of a Class III casino. We will also continue to explore other possible development projects.

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

Note B.  Summary of Significant Accounting Policies

Loss Per Common Share.  We compute basic loss per share by dividing loss applicable to common shares by the weighted-average common shares outstanding for the period.  Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity.  Since the effect of outstanding options and warrants is anti-dilutive with respect to losses, they have been excluded from our computation of loss per common share.  Therefore, basic and diluted losses per common share for the three and six months ended June 30, 2008 and 2007 were the same.

The following table shows the approximate number of securities outstanding at June 30, 2008 and 2007 that could potentially dilute basic income per share in the future but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Index

	Outstanding at June 30,
	2008	2007
Options	2,553,000	3,502,000
Warrants	250,000	250,000
Shares to be issued upon conversion of convertible debt	5,175,000	5,175,000
Total	7,978,000	8,927,000

Fair Value.  Our financial instruments are comprised of current assets, current liabilities, a revolving credit facility and senior convertible notes at June 30, 2008 and December 31, 2007.  The fair value of the revolving credit facility approximates its carrying value, because this obligation had market-based interest rates.  The senior convertible notes are recorded at their carrying value, because there is no market for these senior convertible notes and it was impracticable to estimate fair value of these notes. Current assets and current liabilities approximate fair value due to their short term nature.

Estimates and Assumptions.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We use significant estimates including those related to fair value, customer incentives, bad debts, estimated useful lives for depreciable and amortizable assets, valuation reserves, estimated cash flows in assessing the recoverability of long-lived assets and estimated liabilities for point based customer loyalty programs, income taxes, contingencies and litigation.  Actual results may differ from estimates.

Reclassifications.  Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. We do not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on our consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of EITF 07-5 to have a material effect on our consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on our consolidated financial statements.

Index

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for interim periods and fiscal years beginning after December 15, 2008.  We will adopt FSP APB 14-1 effective January 1, 2009.  We do not expect the adoption of FSP APB 14-1 to have a material effect on our consolidated financial statements

Note C.  Deferred Development Costs

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

However, as described in detail in our Form 10-K for the year ended December 31, 2008, we and the St. Regis Mohawk Tribe were unable to obtain the necessary approvals to proceed with this project. We believe that the agreements between us and the St. Regis Mohawk Tribe are no longer effective. On July 18, 2008, our subsidiaries, Monticello Raceway Management, Monticello Raceway Development and Monticello Casino Management entered into a settlement agreement with the St. Regis Mohawk Gaming Authority and the St. Regis Mohawk Tribe pursuant to which the parties agreed to release all claims against the other parties. The settlement is subject to certain conditions which, if met, will require the payment of additional reimbursements of approximately $400,000 to the St. Regis Mohawk Tribe.

In accordance with our accounting policy on impairment of long-lived assets, we reviewed the carrying value of the deferred development costs and determined that circumstances warranted the recognition of an impairment loss for the year ended December 31, 2007.  During the six months ended June 30, 2008, no development costs were deferred.

Note D. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised of the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Liability for horseracing purses	$3,223	$1,113
Accrued interest	2,167	2,167
Accrued payroll	711	716
Accrued other	2,127	2,133
Total accrued expenses and other current liabilities	$8,228	$6,129

As further discussed in Note K, $1.25 million was accrued for the settlement of the Horsemen litigation.

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

The notes initially accrued interest at an annual rate of 5.5%, which would be maintained with the occurrence of the “Trigger Event”.  Since the events that constitute the “Trigger Event” have not occurred, the notes have accrued interest from and after July 31, 2005 at an annual rate of 8%.  The interest rate will return to 5.5% upon the occurrence of the Trigger Event. All of the following events must occur to create the “Trigger Event” under the notes: publication in the Federal Register of approval by the Secretary of the Interior of a Class III gaming compact for the Cayuga Catskill Resort; written approval of a gaming facility management agreement on behalf of the chairman of the National Indian Gaming Commission; and the land in Monticello, New York to be used for the development of the Cayuga Catskill Resort having been transferred to the United States in trust for the Cayuga Nation of New York.

The notes can be converted into shares of our common stock at any time prior to maturity, redemption or repurchase.  The initial conversion rate is 72.727 shares per each $1,000 principal amount of notes.  This conversion rate was equivalent to an initial conversion price of $13.75 per share. Since the Trigger Event did not occur on or prior to July 31, 2005, the initial conversion rate per each $1,000 principal amount of notes was reset to $12.56 per share. This rate would result in the issuance of 5,175,159 shares upon conversion.

We recognized interest expense associated with the notes of approximately $2.6 million in each of the six-month periods ended June 30, 2008 and 2007 and approximately $1.3 million in each of the three-month periods ended June 30, 2008 and 2007.

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

We recognized interest expense for the credit facility of approximately $124,000 and $192,000 in the three months ended June 30, 2008 and 2007, respectively and approximately $270,000 and $383,000 in the six months ended June 30, 2008 and 2007, respectively.   At June 30, 2008, we were in compliance with the financial covenants contained in our agreement with the Bank of Scotland.

Note G.  Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).

As permitted, we chose not to elect the fair value option as prescribed by FASB SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, for our financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as senior convertible notes, accounts payable and accounts receivable are reported at their carrying values.

Our financial liabilities subject to recurring fair value measurements and the necessary disclosures are as follows:

(In thousands)	At June 30, 2008		Fair Value Measurements at June 30, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2		Level 3
LIABILITIES:
Revolving credit facility	$7,617	$7,617	$7,617	$	---	$	---

Index

Note H. Supplemental Guarantor Information

As discussed in Notes E and F, our obligations with respect to our Senior Convertible Notes and Revolving Credit Facility are guaranteed by our material subsidiaries.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2008
(Unaudited)
(In Thousands)

	Empire Resorts, Inc.	Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminating Entries		Consolidated Empire Resorts, Inc.

ASSETS
Cash and cash equivalents	$5,128		$8,047	$	---	$	---	$13,175
Restricted cash	462		1,015		---		---	1,477
Accounts receivable	---		1,680		---		---	1,680
Prepaid expenses and other assets	473		3,516		---		---	3,989
Investments in subsidiaries	5,060		---		---		(5,060)	---
Inter-company accounts	152,679		---		---		(152,679)	---
Property and equipment, net	---		30,412		---		---	30,412
Deferred financing costs, net	2,492		---		---		---	2,492
TOTAL ASSETS	$166,294		$44,670	$	---		$(157,739)	$53,225

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Revolving credit facility	$7,617	$	---	$	---	$	---	$7,617
Accounts payable	774		1,987		---		---	2,761
Accrued expenses and other liabilities	2,375		5,853		---		---	8,228
Inter-company accounts	---		59,097		93,582		(152,679)	---
Senior convertible notes	65,000		---		---		---	65,000
Total liabilities	75,766		66,937		93,582		(152,679)	83,606
Stockholders' equity (deficit)	90,528		(22,267)		(93,582)		(5,060)	(30,381)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$166,294		$44,670	$	---		$(157,739)	$53,225

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

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2008
(Unaudited)
(In Thousands)

	Empire Resorts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Empire Resorts, Inc.

REVENUES:
Racing	$--	$1,604	$--	$--	$1,604
Gaming	--	15,324	--	--	15,324
Food, beverage and other	--	1,306	--	--	1,306
Gross revenues	--	18,234	--	--	18,234
Less: Promotional allowances	--	(589)	--	--	(589)
Net revenues	--	17,645	--	--	17,645

COSTS AND EXPENSES:
Racing	--	1,570	--	--	1,570
Racing – settlement of Horsemen litigation	--	1,250	--	--	1,250
Gaming	--	11,577	--	--	11,577
Food, beverage and other	--	535	--	--	535
Selling, general and administrative	1,690	1,239	--	--	2,929
Depreciation	1	306	--	--	307
Total costs and expenses	1,691	16,477	--	--	18,168
Income (loss) from operations	(1,691)	1,168	--	--	(523)
Amortization of deferred financing costs	(102)	--	--	--	(102)
Inter-company interest income (expense) & other	1,148	(1,148)	--	--	--
Interest expense	(1,424)	--	--	--	(1,424)
Interest income	39	15	--	--	54

Net income (loss)	$(2,030)	$35	$--	$--	$(1,995)

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2007
(Unaudited)
(In Thousands)

	Empire Resorts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Empire Resorts, Inc.

REVENUES
Racing	$--	$2,321	$--	$--	$2,321
Gaming	--	16,454	--	--	16,454
Food, beverage and other	--	1,529	--	--	1,529
Gross revenues	--	20,304	--	--	20,304
Less: Promotional allowances	--	(695)	--	--	(695)
Net revenues	--	19,609	--	--	19,609

COSTS AND EXPENSES
Racing	--	1,907	--	--	1,907
Gaming	--	14,381	--	--	14,381
Food, beverage and other	--	644	--	--	644
Selling, general and administrative	3,024	1,322	--	--	4,346
Depreciation	1	292	--	--	293
Total costs and expenses	3,025	18,546	--	--	21,571
Income (loss) from operations	(3,025)	1,063	--	--	(1,962)
Amortization of deferred financing costs	(44)	--	--	--	(44)
Inter-company interest income (expense) & other	1,109	(1,109)	--	--	--
Interest expense	(1,492)	--	--	--	(1,492)
Interest income	219	5	--	--	224

Net loss	$(3,233)	$(41)	$--	$--	$(3,274)

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2008
(Unaudited)
(In Thousands)

	Empire Resorts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Empire Resorts, Inc.

REVENUES
Racing	$--	$3,529	$--	$--	$3,529
Gaming	--	28,539	--	--	28,539
Food, beverage and other	--	2,313	--	--	2,313
Gross revenues	--	34,381	--	--	34,381
Less: Promotional allowances	--	(1,085)	--	--	(1,085)
Net revenues	--	33,296	--	--	33,296

COSTS AND EXPENSES
Racing	--	3,334	--	--	3,334
Racing – settlement of Horsemen litigation	--	1,250	--	--	1,250
Gaming	--	23,766	--	--	23,766
Food, beverage and other	--	947	--	--	947
Selling, general and administrative	3,739	2,554	--	--	6,293
Depreciation	2	607	--	--	609
Total costs and expenses	3,741	32,458	--	--	36,199
Income (loss) from operations	(3,741)	838	--	--	(2,903)
Amortization of deferred financing costs	(205)	--	--	--	(205)
Inter-company interest income (expense) & other	2,257	(2,257)	--	--	--
Interest expense	(2,870)	--	--	--	(2,870)
Interest income	123	19	--	--	142

Net loss	$(4,436)	$(1,400)	$--	$--	$(5,836)

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2007
(Unaudited)
(In Thousands)

	Empire Resorts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Empire Resorts, Inc.

REVENUES
Racing	$--	$4,722	$--	$--	$4,722
Gaming	--	31,571	--	--	31,571
Food, beverage and other	--	2,791	--	--	2,791
Gross revenues	--	39,084	--	--	39,084
Less: Promotional allowances	--	(1,244)	--	--	(1,244)
Net revenues	--	37,840	--	--	37,840

COSTS AND EXPENSES
Racing	--	3,972	--	--	3,972
Gaming	--	28,345	--	--	28,345
Food, beverage and other	--	1,197	--	--	1,197
Selling, general and administrative	5,646	2,831	--	--	8,477
Depreciation	2	584	--	--	586
Total costs and expenses	5,648	36,929	--	--	42,577
Income (loss) from operations	(5,648)	911	--	--	(4,737)
Amortization of deferred financing costs	(214)	--	--	--	(214)
Inter-company interest income (expense) & other	2,224	(2,224)	--	--	--
Interest expense	(2,983)	--	--	--	(2,983)
Interest income	385	24	--	--	409

Net loss	$(6,236)	$(1,289)	$--	$--	$(7,525)

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2008
(Unaudited)
(In thousands)

	Empire Resorts, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated Empire Resorts, Inc.

Net cash used in operating activities	$(3,943)	$(1,005)	$--	$--	$(4,948)
Cash flows from investing activities:
Purchases of property and equipment	--	(161)	--	--	(161)
Restricted cash (Racing capital improvement)	--	269	--	--	269
Advances to subsidiaries	(5,128)	--	--	5,128	--
Net cash provided by (used in) investing activities	(5,128)	108	--	5,128	108
Cash flows from financing activities:
Proceeds from exercise of stock options	14	--	--	--	14
Proceeds from sale of common stock	3,000	--	--	--	3,000
Restricted cash (Revolving credit facility)	(7)	--	--	--	(7)
Advances from Empire Resorts, Inc.	--	5,128	--	(5,128)	--
Net cash provided by financing activities	3,007	5,128	--	(5,128)	3,007
Net increase (decrease) in cash and cash equivalents	(6,064)	4,231	--	--	(1,833)
Cash and cash equivalents, beginning of period	11,192	3,816	--	--	15,008
Cash and cash equivalents, end of period	$5,128	$8,047	$--	$--	$13,175

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2007
(Unaudited)
(In Thousands)

	Empire Resorts, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries		Eliminating Entries	Consolidated Empire Resorts, Inc.

Net cash used in operating activities	$(4,557)	$(1,143)		$--	$--	$(5,700)

Cash flows from investing activities:
Purchases of property and equipment	--	(161)		--	--	(161)
Advances to Litigation Trust	(500)	--		--	--	(500)
Restricted cash (Racing capital improvement)	--	(80)		--	--	(80)
Deferred development costs	(79)	(1,274)		--	--	(1,353)
Advances to Empire Resorts, Inc.	--	(2,041)		--	2,041	--
Net cash used in investing activities	(579)	(3,556)		--	2,041	(2,094)

Cash flows from financing activities:
Proceeds form exercise of stock options	18,932	--		--	--	18,932
Restricted cash (related to revolving credit facility)	(11)	--		--	--	(11)
Advances from subsidiaries	2,041	--			(2,041)	--
Net cash provided by financing activities	20,962	--		--	(2,041)	18,921
Net increase (decrease) in cash and cash equivalents	15,826	(4,699)		--	--	11,127
Cash and cash equivalents, beginning of period	383	9,088		--	--	9,471

Cash and cash equivalents, end of period	$16,209	$4,389	$	- -	$--	$20,598

Index

Note I. Stockholders’ Equity

Stock-based compensation expense included in selling, general and administrative expenses is approximately $193,000 and $1,454,000 for the three months ended June 30, 2008 and 2007, respectively, and approximately $519,000 and $2,379,000 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was approximately $284,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a period of 2 years. This expected cost does not include the impact of any future stock-based compensation awards.

On February 24, 2008, we authorized issuance of 117,419 shares of our common stock as payment of dividends due for the year ended December 31, 2007 on our Series B preferred stock.  The approximate value of $261,000 was recorded as a reduction of retained earnings and an increase in common stock and additional paid-in capital in the six months ended June 30, 2008.

On March 8, 2007, we authorized issuance of 18,884 shares of our common stock as payment of dividends due for the year ended December 31, 2006 on our Series B preferred stock.  The approximate value of $190,000 was recorded as a reduction of retained earnings and an increase in common stock and additional paid-in capital in the six months ended June 30, 2007.

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

On March 31, 2008, we entered into an agreement with a major stockholder to issue 4.2 million shares of our common stock at a price per share of $1.233 for an aggregate amount of $5,178,600. This agreement was amended on April 28, 2008 and on June 26, 2008 to provide for the sale of 811,030 shares (for $1 million) on April 28, 2008, the sale of 811,030 shares (for $1 million) on May 30, 2008, the sale of 811,030 shares (for $1 million) on June 30, 2008, the sale of 811,030 shares (for $1 million) on July 31, 2008 and the sale of 955,880 shares ($1,178,600) on August 29, 2008, unless those terms are modified by mutual agreement.  During the three months ended June 30, 2008, we sold 2,433,090 shares for $3 million pursuant to this agreement. Subsequently on July 31, 2008, we sold the remaining 1,766,910 shares for $2,178,600 pursuant to this agreement.

Note J. Concentration

Two debtors, New York Off-Track Betting Corporation (“OTB”) and Nassau OTB, represented approximately 70% of the total outstanding accounts receivable as of June 30, 2008.  One debtor, New York OTB, represented approximately 39 % of the total outstanding accounts receivable as of December 31, 2007.

At June 30, 2008, we have cash on deposit with banks and other financial institutions in accounts with balances in excess of amounts covered by insurance from the FDIC and the SIPC. We have no reason to believe that there is risk of loss resulting from these circumstances.

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

Index

In connection with a new contract with the Monticello Harness Horsemen’s Association (the “Horsemen”) entered into as of July 1, 2008, we have agreed to pay $1.25 million to settle all pending litigation between us and the Horsemen, including Monticello Harness Horsemen’s Association, Inc. v. Monticello Raceway Management, Inc. pending in the Supreme Court of the State of New York, County of Sullivan and Monticello Harness Horsemen's Association, Inc. v. Monticello Raceway Management, Inc. pending in the Supreme Court of the State of New York, County of Sullivan.  At June 30, 2008, we have recorded the liability for that amount with $1 million being recorded as an addition to the purse liability and $250,000 reflected in other accrued liabilities.

The new contract with the Horsemen makes provision for, among other things; 1) the transfer of racing operations to the Concord site anticipated in connection with the Entertainment City Project, 2) an initial two (2) year term that extends for an additional twenty (20) years if construction financing for the Entertainment City Project is obtained prior to July 31, 2010, 3) payments from the date of execution until the opening of the new facility of the greater of 8.75% of VGM revenue or $5,000,000 on an annual basis, and 4) annual payments beginning with the opening of the new facility of $5,350,000 with an annual addition of $500,000 per year. In addition, the agreement requires that we reduce our purse liability to $600,000 (on the basis of cash collected) by December 31, 2008 and post a bond issued by a banking or insurance company with an “A” rating according to Best’s, in the amount of Seven Hundred Fifty Thousand Dollars ($750,000.00) securing our obligation to fund the Horsemen's purse account.

In connection with a $600,000 bond required by the New York State Lottery we placed a $150,000 certificate of deposit as collateral for a $150,000 Letter of Credit issued on our behalf to the bonding company as of June 11, 2008.

On July 18, 2008, our subsidiaries, Monticello Raceway Management, Monticello Raceway Development and Monticello Casino Management entered into a settlement agreement with the St. Regis Mohawk Gaming Authority and the St. Regis Mohawk Tribe pursuant to which the parties agreed to release all claims against the other parties. The settlement is subject to certain conditions which, if met, will require the payment of additional reimbursements of approximately $400,000 to the St. Regis Mohawk Tribe.

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

Index

Overview

Empire Resorts, Inc. (“Empire,” the “Company,” “us” or “we”) was organized as a Delaware corporation on March 19, 1993, and since that time has served as a holding company for various subsidiaries engaged in the hospitality and gaming industries.

Through our wholly-owned subsidiary, Monticello Raceway Management, Inc., we currently own and operate Monticello Gaming and Raceway, a video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York, 90 miles Northwest of New York City.  At Monticello Gaming and Raceway, we conduct pari-mutuel wagering through the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and the export simulcasting of our races to offsite pari-mutuel wagering facilities.  In addition, we operate more than 1,500 VGMs as an agent for the New York State Lottery at Monticello Gaming and Raceway.

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

We have been working since 1996 to develop a Class III casino on a site 29.31 acre owned by us adjacent to our Monticello, New York facility.  As used herein, Class III gaming means a full casino including slot machines, on which the outcome of play is based upon randomness, and various table games including, but not limited to, poker, blackjack and craps. Initially, this effort was pursued through agreements with various Indian tribes.  Our most recent efforts were pursuant to agreements with the St. Regis Mohawk Tribe.  We were advised, however, that on January 4, 2008, the St. Regis Mohawk Tribe received a letter from the BIA denying the St. Regis Mohawk Tribe's request to take 29.31 acres into trust for the purpose of building a Class III gaming facility to be located at Monticello Gaming and Raceway.  In addition, our agreements with the St. Regis Mohawk Tribe and the St. Regis Mohawk Gaming Authority expired by their terms on December 31, 2007.

Thus, much of our ability to develop a successful business is now dependent on the success or failure of our ability to develop our interests in the Catskills region of the State of New York, and our financial results in the future will be based on different activities than those from our prior fiscal years.

Competition

We continue to face significant competition for our VGM operation from a VGM facility at Yonkers Raceway. In addition, several slot machine facilities have opened in Pennsylvania and one, operated by the Mohegan Tribal Gaming Authority, is within 65 miles of our Monticello property. The Yonkers facility is much closer to New York City than us and has approximately 5,500 VGMs, food and beverage outlets and other amenities. The harness racing operation at this facility has reopened as well. We believe that our operations for the three and six months ended June 30, 2008 have been adversely affected by this competition when compared with the corresponding period in 2007.

A number of states are currently considering or implementing legislation to legalize or expand gaming.  Such legislation presents both potential opportunities to establish new properties and potential competitive threats to business at our existing property. The timing and occurrence of these events remain uncertain.

Index

Critical Accounting Policies and Estimates

Our Annual Report on Form 10-K for the year ended December 31, 2007 includes a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements.  There were no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2008.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007.

Revenues.  Net revenues decreased approximately $2 million (or 10%) for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007.  Revenue from racing operations decreased by approximately $717,000 (or 31%); revenue from VGM operations decreased by approximately $1.1 million (or 7%) and food, beverage and other revenue decreased by approximately $255,000 (or 15%).  Complimentary expenses (“Promotional allowances”) decreased by approximately $106,000 (or 15%).

The decrease in racing revenues was primarily a result of continued competition from harness racing at the newly remodeled Yonkers Raceway. Among other things, the VGM operations at Yonkers Raceway allow for increased contributions to their purse amounts and could result in a more competitive racing product.

We believe that our VGM operations continue to be adversely affected by the opening of a competing VGM facility at Yonkers Raceway in late 2006 and slot machine facilities in Pennsylvania during 2007. Our number of daily visits decreased approximately 29% and the daily win per unit fell from $113.93 for the three months ended June 30, 2007 to $106.11 for the three months ended June 30, 2008 (or 7%).  The average number of machines in service was 1,587 in both periods.

Food, beverage and other revenue decreased primarily as a result of lower patron counts.

Racing costs.  Racing costs increased by approximately $913,000 (or 48%) to approximately $2.8 million for the three months ended June 30, 2008.  The primary reason for this increase was the cost of a settlement reached with our Horsemen of $1.25 million. Purses and other racing expenses decreased by approximately $337,000 (or 18%). This percentage is less than the percentage reduction in racing revenues and reflects the fact that some of our operating expenses are fixed in the short term and cannot be reduced immediately upon a reduction in revenues.

Gaming costs.  Gaming (VGM) costs decreased by approximately $2.8 million (or 20%) to approximately $11.6 million for the three months ended June 30, 2008 compared with the corresponding period in 2007. Of this amount, approximately $2 million (or 14%) is attributable to a change in the law which allows VGM operators to pay a lower percentage of VGM revenues to the New York State Lottery. The remainder of the decrease of approximately $800,000 (or 6%) reflects cost reductions to adjust to lower levels of customer visits.

Food, beverage and other costs.  Food, beverage and other costs decreased approximately $109,000 (or 17%) to approximately $535,000 primarily as a result of lower patron counts in 2008.

Selling, General and Administrative expenses.  Selling, general and administrative expenses decreased approximately $1.4 million (or 33%) for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.  This decrease was due primarily to a reduction in stock-based compensation of approximately $1.3 million, a valuation reserve for advances to the Litigation Trust of $250,000 in 2007 and no such allowance in 2008, and reduced marketing expense in 2008 of approximately $121,000 offset by increases in professional fees and other expenses associated with development activities of approximately $271,000.

Index

Interest expense and income.  Interest expense decreased slightly (approximately $68,000) as a result of lower interest rates on our bank line of credit and interest income decreased by approximately $170,000 as a result of lesser amounts invested in 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007.

Revenues.  Net revenues decreased approximately $4.5 million (or 12%) for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  Revenue from racing decreased by approximately $1.2 million (or 25%); revenue from VGM operations decreased by approximately $3 million (or 10%) and food, beverage and other revenue decreased by approximately $478,000 (or 17%).  Complimentary expenses (“Promotional allowances”) decreased by approximately $159,000 (or 13%).

We believe that both our racing and VGM operations continue to be adversely affected by Yonkers Raceway and slot machine facilities in Pennsylvania as described earlier. The number of daily visits to our VGM facility decreased approximately 25% and the daily win per unit fell from $109.91 for the six months ended June 30, 2007 to $99.35 for the six months ended June 30, 2008 (or 11%).  The average number of machines in service was 1,587 in both periods.

Food, beverage and other revenue decreased primarily as a result of lower patron counts.

Racing costs.  Racing costs increased by approximately $612,000 (or 15%) to approximately $4.6 million for the six months ended June 30, 2008. The primary reason for this increase was the cost of a settlement reached with our Horsemen of $1.25 million. Purses and other racing expenses decreased by approximately $638,000 (or 16%). This percentage decrease is less than the percentage decrease in racing revenues because not all of our operating expenses will vary directly with revenue changes.

Gaming costs.  Gaming (VGM) costs decreased by approximately $4.6 million (or 16%) to approximately $23.8 million for the six months ended June 30, 2008 compared with the corresponding period in 2007.  Of this amount, approximately $2 million (or 7%) is attributable to a change in the law which allows VGM operators to pay a lower percentage of VGM revenues to the New York State Lottery. The remainder of the decrease of approximately $2.6 million (or 9%) reflects cost reductions to adjust to lower levels of customer visits.

Food, beverage and other costs.  Food, beverage and other costs decreased approximately $250,000 (or 21%) to approximately $947,000 primarily as a result of lower patron counts in 2008.

Selling, General and Administrative expenses.  Selling, general and administrative expenses decreased approximately $2.2 million (or 26%) for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.  This decrease was due primarily to a reduction in stock-based compensation of approximately $1.9 million, a valuation reserve for advances to the Litigation Trust of $500,000 in 2007 and no such allowance in 2008, and reduced marketing expense in 2008 of approximately $464,000 offset by increases in professional fees and other expenses associated with development activities of approximately $664,000.

Interest expense and income.  Interest expense decreased slightly (approximately $113,000) as a result of lower interest rates on our bank line of credit and interest income decreased by approximately $267,000 as a result of lesser amounts invested in 2008.

Liquidity and Capital Resources

The holders of our Senior Convertible Notes ($65,000,000 principal balance due) have the right to demand repayment of the principal amount due on July 31, 2009.  We do not presently have a source for repayment of these notes and our operations will not provide sufficient cash flow to make this repayment, should it be demanded.

Our credit facility with the Bank of Scotland requires repayment of approximately $ 7,155,000 (outstanding balance of $ 7,617,000 less restricted cash on deposit of $462,000) on May 29, 2009.

We believe that we have sources of working capital that are sufficient to fund our operations for the twelve months ending June 30, 2009.  We have sold 2,433,090 shares of our common stock to a major shareholder for $3 million under an agreement to sell 4.2 million shares for a total amount of approximately $5.2 million and we have approximately $2.4 million available through May, 2009 from our revolving credit facility. Subsequently, on July 21, 2008, we sold the remaining 1,766,910 shares for $2,178,600 pursuant to this agreement.  However, we do not presently have a source for repayment of our Senior Convertible Notes if the holders of those notes elect to exercise their right to demand repayment on July 31, 2009.

Index

Beginning on April 1, 2008, the results of operations of our VGM facility have benefited and will continue to benefit from legislation that was passed on February 13, 2008, which increased our share of VGM revenues. Our VGM operations for the three and six months ended June 30, 2008 benefited by approximately $2 million as a result of this legislation.

Net cash used in operating activities during the six months ended June 30, 2008 was approximately $4.9 million compared to net cash used in operating activities for the six months ended June 30, 2007 of approximately $5.7 million, a decrease of approximately $800,000.

The most significant factor in the net change was that accrued expenses and other liabilities were reduced by approximately $2.9 million in 2007 compared with an increase of approximately $2.1 million in 2008 for a net positive effect of approximately $5 million; this was largely a result of a decrease in our purse liability of approximately $2.7 million in 2007 versus an increase in that account of approximately $2.1 million in 2008.

The relatively large changes in accounts receivable and the purse liability in 2007 are related to the higher revenues from racing in 2006 primarily due to the temporary closing of Yonkers Raceway. The higher revenues resulted in increased accounts receivable at December 31, 2006 and as those receivables were collected we directed a substantial amount of the collections to increased payments for purses during 2007. These payments had the effect of reducing the amount of the purse liability at June 30, 2007. In 2008, $1 million of the increase in the purse liability is a result of our litigation settlement with our horsemen. We are required by our new agreement with our horsemen to reduce our purse liability to $600,000 (on the basis of cash collected) by December 31, 2008.

Net cash provided by investing activities was approximately $108,000 for six months ended June 30, 2008 compared with net cash used of approximately $2.1 million in 2007. In 2008, we benefited from collections of restricted cash from the Racing Capital Improvement account of approximately $269,000. The primary uses in 2007 were advances to the Litigation Trust of $500,000 and deferred development costs of approximately $1.4 million.

Net cash provided by financing activities for the six months ended June 30, 2007 was approximately $18.9 million and was almost entirely a result of the proceeds from the exercise of options to purchase our common stock.  In 2008, we received $3 million from the sale of approximately 2.4 million shares of our common stock.

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

As of December 31, 2007, we had net operating loss carry forwards of approximately $136 million that expire between 2008 and 2027.  The Internal Revenue Code allows the offset of these net operating loss carry forwards against income earned in future years, thus reducing the tax liability in future years.  Our merger with the operations of Catskill Development, L.L.C. in 2004 limits the amount of usable net operating loss carry forwards due to the change in control.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to market risk.  Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $7.6 million at June 30, 2008 under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at June 30, 2008 would cause a change in total annual interest costs of $76,000.  The carrying values of these borrowings approximate their fair values at June 30, 2008.

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

We carried out an evaluation as of June 30, 2008 under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings.

Changes in Our Financial Reporting Internal Controls.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with a new contract with the Monticello Harness Horsemen’s Association (the “Horsemen”) entered into as of July 1, 2008, we have agreed to pay $1.25 million to settle all pending litigation between us and the Horsemen, including Monticello Harness Horsemen’s Association, Inc. v. Monticello Raceway Management, Inc. pending in the Supreme Court of the State of New York, County of Sullivan, under index #1765/03 and Monticello Harness Horsemen's Association, Inc. v. Monticello Raceway Management, Inc. pending in the Supreme Court of the State of New York, County of Sullivan, under index #3514/05. At June 30, 2008, we have recorded the liability for that amount with $1 million being recorded as an addition to the purse liability and $250,000 reflected in other accrued liabilities.

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

Empire Resorts, Inc.

Dated: August 8, 2008	/s/ David P. Hanlon
David P. Hanlon
President and Chief Executive Officer

Dated: August 8, 2008	/s/ Ronald J. Radcliffe
Ronald J. Radcliffe
Chief Financial Officer