Form 10-Q
period 2008-09-30
EMPIRE RESORTS INC
filed 2008-11-07
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

(845) 807-0001
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

The number of shares outstanding of the issuer’s common stock, as of November  6, 2008 was 33,913,351.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES

INDEX

ii

Index

PART I—FINANCIAL INFORMATION

Item 1.—FINANCIAL STATEMENTS

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share data)

	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$11,744		$15,008
Restricted cash	1,414		1,266
Accounts receivable	1,543		1,401
Prepaid expenses and other current assets	4,739		2,967
Total current assets	19,440		20,642
Property and equipment, net	30,114		30,860
Deferred financing costs, net of accumulated amortization of $2,090 in 2008 and $1,783 in 2007	2,390		2,697
TOTAL ASSETS	$51,944		$54,199

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Revolving credit facility	$7,617	$	---
Senior convertible notes	65,000		---
Accounts payable	3,318		3,530
Accrued expenses and other current liabilities	5,935		6,129
Total current liabilities	81,870		9,659
Revolving credit facility	---		7,617
Senior convertible notes	---		65,000
Total liabilities	81,870		82,276

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, 5,000 shares authorized; $0.01 par value -
Series B, $29 per share liquidation value, 44 shares issued and outstanding	----		-----
Series E, $10 per share redemption value, 1,731 shares issued and outstanding	6,855		6,855
Common stock, $0.01 par value, 75,000 shares authorized, 33,913 and 29,582 shares issued and outstanding in 2008 and 2007, respectively	339		296
Additional paid-in capital	59,144		52,845
Accumulated deficit	(96,264)		(88,073)
Total stockholders’ deficit	(29,926)		(28,077)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$51,944		$54,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
Racing	$1,458	$2,174	$4,987	$6,897
Gaming	17,913	19,279	46,452	50,850
Food, beverage and other	1,741	1,787	4,054	4,577
Gross revenues	21,112	23,240	55,493	62,324
Less: Promotional allowances	(769)	(777)	(1,854)	(2,021)
Net revenues	20,343	22,463	53,639	60,303

COSTS AND EXPENSES:
Racing	1,519	1,827	4,853	5,800
Racing – settlement of Horsemen litigation	---	---	1,250	---
Gaming	13,305	16,501	37,071	44,847
Food, beverage and other	677	716	1,624	1,912
Selling, general and administrative	5,160	3,894	11,454	12,371
Depreciation	310	296	919	882
Total costs and expenses	20,971	23,234	57,171	65,812

Loss from operations	(628)	(771)	(3,532)	(5,509)

Amortization of deferred financing costs	(102)	(102)	(307)	(316)
Interest expense	(1,429)	(1,476)	(4,299)	(4,459)
Interest income	65	196	208	605

NET LOSS	(2,094)	(2,153)	(7,930)	(9,679)
Undeclared dividends on preferred stock	(388)	(388)	(1,164)	(1,164)
NET LOSS APPLICABLE TO COMMON SHARES	$(2,482)	$(2,541)	$(9,094)	$(10,843)
Weighted average common shares outstanding, basic and diluted	33,337	29,582	31,186	29,503

Loss per common share, basic and diluted	$(0.07)	$(0.09)	$(0.29)	$(0.37)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2008		2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(7,930)	$(9,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		919	882
Amortization of deferred financing costs		307	316
Provision for doubtful accounts – Advances to Litigation Trust		---	985
Loss on disposition of equipment		---	1
Stock-based compensation		889	3,054
Changes in operating assets and liabilities:
Restricted cash (VGM Marketing and Purse Account)		(416)	189
Accounts receivable		(142)	2,166
Prepaid expenses and other current assets		(1,773)	(35)
Accounts payable		(212)	(895)
Accrued expenses and other current liabilities		(194)	(4,490)
NET CASH USED IN OPERATING ACTIVITIES		(8,552)	(7,506)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment		(173)	(198)
Advances to Litigation Trust		---	(985)
Restricted cash (Racing capital improvement)		278	(76)
Deferred development costs		---	(2,786)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		105	(4,045)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options		14	18,932
Proceeds from issuance of common stock		5,178	---
Restricted cash (Revolving credit facility)		(9)	(17)
NET CASH PROVIDED BY FINANCING ACTIVITIES		5,183	18,915

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(3,264)	7,364
CASH AND CASH EQUIVALENTS, beginning of period		15,008	9,471
CASH AND CASH EQUIVALENTS, end of period		$11,744	$16,835
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the period		$5,599	$5,759

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Common stock issued in settlement of preferred stock dividends		$261	$190
Non-cash additions to deferred development costs	$	---	$1,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A. Summary of Business and Basis for Presentation

Basis for Presentation

The condensed consolidated financial statements and notes as of September 30, 2008 and for the three-month and nine-month periods  ended September 30, 2008 and 2007 are unaudited and include the accounts of Empire Resorts, Inc. and subsidiaries (“Empire” or “the Company” or “we”).

The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and the footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the interim period are not indicative of results to be expected for the full year.

Liquidity

The holders of our Senior Convertible Notes have the right to demand repayment of the $65 million principal amount due on July 31, 2009.  We do not presently have a source for repayment of these notes and our operations are not expected to provide sufficient cash flow to make this repayment, should it be demanded.

Our credit facility with the Bank of Scotland requires repayment of approximately $ 7,153,000 (outstanding balance of $ 7,617,000 less restricted cash on deposit of $464,000) on May 29, 2009.

Because of the maturity date of our credit facility and the right of the holders of our Senior Convertible Notes to demand repayment of the $65 million principal balance due on July 31, 2009, it is unlikely that we will have sufficient working capital to fund our operations for the twelve months ended September 30, 2009.

Nature of Business

During the past four years, we have concentrated on developing gaming operations in New York State.  Through our subsidiaries, we currently own and operate Monticello Gaming and Raceway, a VGM and harness horseracing facility located in Monticello, New York.

On February 8, 2008, we entered into an Agreement to Form Limited Liability Company and Contribution Agreement (the “Contribution Agreement”) with Concord Associates, L.P. (“Concord”), pursuant to which we and Concord will form a limited liability company (the “LLC”) to develop an entertainment complex consisting of a hotel, convention center, VGM facility and harness horseracing track (the “Entertainment City Project”) on 160 acres of land located in Kiamesha Lake, New York.  Pursuant to the Contribution Agreement, we will move our existing operations at Monticello Gaming and Raceway to that property. Concord will be responsible for the development of the Entertainment City Project.  Concord’s affiliate, George A. Fuller Company, will be the general contractor.  We will be responsible for development of the gaming facility and for managing and operating the hotel, gaming facility and harness horseracing track. We and Concord will share equally the fees that we each earn in connection with our respective development and management efforts, as well as share equally any distributions available following the repayment of any debt service and the payment of any preferred returns due to any of the members of the LLC.  We will receive a preference on the first $8 million of distributions after debt service and any reserves required by the lenders .  Construction fees earned by George A. Fuller Company will not be shared with us.  The closing of the transaction is conditioned on, among other things, (i) distribution to us of $50 million (less amounts outstanding under our existing credit facility with Bank of Scotland that are to be assumed by the LLC); (ii) receipt of all necessary approvals for the transfer of our gaming and racing licenses, including from the Bank of Scotland, holders of our convertible senior notes, the New York State Racing and Wagering Board and the New York State Lottery; (iii) transfer of our obligations related to our credit facility to the LLC; (iv) entry into construction, development, casino development, casino and hotel management contracts; and (v) approval by our stockholders, if required by law.  No assurance can be given that the conditions to the closing of the transaction will be satisfied in order to complete the transaction, as planned. It is uncertain whether the closing of the proposed transaction with Concord will occur by December 31, 2008 without modification to the Contribution Agreement. No assurance can be given that the conditions to the closing of the transaction will be satisfied in order to complete the transaction, as planned, or whether the parties will be able to agree upon modifications to enable the closing of the proposed transaction.

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

Note B.  Summary of Significant Accounting Policies

Restricted cash. As of September 30, 2008, we have added a restricted cash account to those described in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Our contract with the Monticello Harness Horsemen’s Association ( the “Horsemen”) provides that we establish an account to segregate amounts collected and payable to the Horsemen as defined in that contract (see Note K). We established that account during the three months ended September 30, 2008 and the balance at September 30, 2008 was approximately $659,000.

Loss Per Common Share.  We compute basic loss per share by dividing loss applicable to common shares by the weighted-average common shares outstanding for the period.  Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity.  Since the effect of outstanding options and warrants is anti-dilutive with respect to losses, they have been excluded from our computation of loss per common share.  Therefore, basic and diluted losses per common share for the three and nine months ended September 30, 2008 and 2007 were the same.

Index

The following table shows the approximate number of securities outstanding at September 30, 2008 and 2007 that could potentially dilute basic income per share in the future, but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

	Outstanding at September 30,
	2008	2007
Options	2,816,000	3,502,000
Warrants	250,000	250,000
Shares to be issued upon conversion of convertible debt	5,175,000	5,175,000
Total	8,241,000	8,927,000

Fair Value.  Our financial instruments are comprised of current assets, current liabilities, a revolving credit facility and senior convertible notes at September 30, 2008 and December 31, 2007.  The fair value of the revolving credit facility approximates its carrying value, because this obligation had market-based interest rates for instruments with similar terms. Current assets and current liabilities approximate fair value due to their short term nature.

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

Recent Accounting Pronouncements.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which addresses the application of SFAS 157 for illiquid financial instruments. FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active. We do not expect the adoption of FSP FAS 157-3 to have a material effect on our consolidated financial statements.

Note C.  Deferred Development Costs

We have previously made payments to fund certain expenses of various Indian tribes in connection with the development of proposed Indian tribal Class III casino facilities. We also incur expenses associated with other development projects which we record as an expense when incurred.

We had been working to develop a Class III casino with various Indian tribes beginning in 1996 including a partnership with the St. Regis Mohawk Tribe focused on a site owned by us adjacent to our Monticello, New York facility.

However, as described in detail in our Form 10-K for the year ended December 31, 2007, we and the St. Regis Mohawk Tribe were unable to obtain the necessary approvals to proceed with this project. We believe that the agreements between us and the St. Regis Mohawk Tribe are no longer effective. On July 18, 2008, our subsidiaries, Monticello Raceway Management, Monticello Raceway Development and Monticello Casino Management entered into a settlement agreement with the St. Regis Mohawk Gaming Authority and the St. Regis Mohawk Tribe pursuant to which the parties agreed to release all claims against the other parties. The settlement was amended on October 10, 2008 to eliminate any remaining unfulfilled conditions and included our agreement to reimburse  the St. Regis Mohawk Tribe approximately $444,000 for expenses incurred by them in connection with the project. We have recorded that amount as an expense in the three and nine month periods ended September 30, 2008. The corresponding liability is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet at September 30, 2008.

Index

In accordance with our accounting policy on impairment of long-lived assets, we reviewed the carrying value of the deferred development costs and determined that circumstances warranted the recognition of an impairment loss for the year ended December 31, 2007.

Note D. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	September 30, 2008	December 31, 2007
	(in thousands)
Liability for horseracing purses	$2,611	$1,113
Accrued interest	867	2,167
Accrued payroll	529	716
Accrued other	1,928	2,133
Total accrued expenses and other current liabilities	$5,935	$6,129

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

The notes are senior obligations of Empire and our material subsidiaries pursuant to guarantees by them, ranking senior in right of payment to all of our existing and future subordinated indebtedness and ranking equally in right of payment with existing and future senior indebtedness.  The notes are secured by our tangible and intangible assets and by a pledge of the equity interests of each of our material subsidiaries and a mortgage on our property in Monticello, New York.

The notes initially accrued interest at an annual rate of 5.5%, which would be maintained with the occurrence of the “Trigger Event”, as defined.  Since the events that constitute the “Trigger Event” have not occurred, the notes have accrued interest from and after July 31, 2005 at an annual rate of 8%.  The interest rate will return to 5.5% upon the occurrence of the Trigger Event. The holders of the notes have the option to convert the notes into shares of our common stock at any time prior to maturity, redemption or repurchase.  The initial conversion rate is 72.727 shares per each $1,000 principal amount of notes.  This conversion rate was equivalent to an initial conversion price of $13.75 per share. Since the Trigger Event did not occur on or prior to July 31, 2005, the initial conversion rate per each $1,000 principal amount of notes was reset to $12.56 per share. This rate would result in the issuance of 5,175,159 shares upon conversion.

Index

We recognized interest expense associated with the notes of approximately $3.9 million in each of the nine-month periods ended September 30, 2008 and 2007 and approximately $1.3 million in each of the three-month periods ended September 30, 2008 and 2007.

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

At our option, loans under the Credit Facility initially bore interest at the rate of prime plus 2% or LIBOR plus 4%. On June 21, 2007, we entered into an amendment to our credit facility with Bank of Scotland. The amendment, among other things, (i) extended the maturity date of the loan agreement from January 11, 2008 to January 7, 2009, (ii) amended the interest rates of loans under the credit facility to a rate of prime plus 1.5% until July 31, 2008 and prime plus 2.0% thereafter or LIBOR plus 3.5% until July 31, 2008 and LIBOR plus 4.0% thereafter and (iii) deleted all references to Interest Advances and Line of Credit Cash Collateral Advances such that the Loan Agreement now provides for total loans of up to $10 million.  In addition, pursuant to this amendment, we are required to maintain an unrestricted cash balance of an amount that, when added to the unused balance available under the credit facility, is not less than $5 million.  On March 14, 2008, we entered into an additional amendment to our credit facility with Bank of Scotland that extends the maturity date of the loan agreement from January 7, 2009 to May 29, 2009.

We recognized interest expense for the credit facility of approximately $129,000 and $176,000 in the three months ended September 30, 2008 and 2007, respectively and approximately $399,000 and $559,000 in the nine months ended September 30, 2008 and 2007, respectively.   At September 30, 2008, we were in compliance with the financial covenants contained in our agreement with the Bank of Scotland.

Note G.  Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. We elected the deferral option available for one year for non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).

As permitted, we chose not to elect the fair value option as prescribed by FASB SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, for our financial assets and liabilities that had not been previously carried at fair value.

Index

Our financial liabilities subject to recurring fair value measurements and the necessary disclosures are as follows:

(In thousands)	At September 30, 2008		Fair Value Measurements at September 30, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1		Level 2	Level 3
LIABILITIES:
Revolving credit facility	$7,617	$7,617	$	---	$7,617	$	---

The financial liabilities measured at fair value using Level 2 inputs at September 30, 2008, were previously reported as using Level 1 inputs.

Note H. Supplemental Guarantor Information

As discussed in Notes E and F, our obligations with respect to our Senior Convertible Notes and Revolving Credit Facility are guaranteed by our material subsidiaries.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2008
(Unaudited)
(In thousands)

	Empire Resorts, Inc.	Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminating Entries		Consolidated Empire Resorts, Inc.

ASSETS

Cash and cash equivalents	$5,332		$6,412	$	---	$	---	$11,744
Restricted cash	464		950		---		---	1,414
Accounts receivable	---		1,543		---		---	1,543
Prepaid expenses and other assets	681		4,058		---		---	4,739
Investments in subsidiaries	5,060		---		---		(5,060)	---
Inter-company accounts	151,258		---		---		(151,258)	---
Property and equipment, net	---		30,114		---		---	30,114
Deferred financing costs, net	2,390		---		---		---	2,390
TOTAL ASSETS	$165,185		$43,077	$	---		$(156,318)	$51,944

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Revolving credit facility	$7,617	$	---	$	---	$	---	$7,617
Senior convertible notes	65,000		---		---		---	65,000
Accounts payable	1,203		2,115		---		---	3,318
Accrued expenses and other liabilities	1,510		4,425		---		---	5,935
Inter-company accounts	---		57,676		93,582		(151,258)	---
Total liabilities	75,330		64,216		93,582		(151,258)	81,870
Stockholders' equity (deficit)	89,855		(21,139)		(93,582)		(5,060)	(29,926)
TOTAL LIABILITIES AND TOCKHOLDERS’ EQUITY (DEFICIT)	$165,185		$43,077	$	---		$(156,318)	$51,944

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

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2008
(Unaudited)
(In thousands)

	Empire Resorts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Empire Resorts, Inc.

REVENUES:
Racing	$--	$1,458	$--	$--	$1,458
Gaming	--	17,913	--	--	17,913
Food, beverage and other	--	1,741	--	--	1,741
Gross revenues	--	21,112	--	--	21,112
Less: Promotional allowances	--	(769)	--	--	(769)
Net revenues	--	20,343	--	--	20,343

COSTS AND EXPENSES:
Racing	--	1,519	--	--	1,519
Gaming	--	13,305	--	--	13,305
Food, beverage and other	--	677	--	--	677
Selling, general and administrative	2,881	2,279	--	--	5,160
Depreciation	---	310	--	--	310
Total costs and expenses	2,881	18,090	--	--	20,971
Income (loss) from operations	(2,881)	2,253	--	--	(628)
Amortization of deferred financing costs	(102)	--	--	--	(102)
Inter-company interest income (expense) & other	1,154	(1,154)	--	--	--
Interest expense	(1,429)	--	--	--	(1,429)
Interest income	35	30	--	--	65

Net income (loss)	$(3,223)	$1,129	$--	$--	$(2,094)

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2007
(Unaudited)
(In thousands)

	Empire Resorts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Empire Resorts, Inc.

REVENUES
Racing	$--	$2,174	$--	$--	$2,174
Gaming	--	19,279	--	--	19,279
Food, beverage and other	--	1,787	--	--	1,787
Gross revenues	--	23,240	--	--	23,240
Less: Promotional allowances	--	(777)	--	--	(777)
Net revenues	--	22,463	--	--	22,463

COSTS AND EXPENSES
Racing	--	1,827	--	--	1,827
Gaming	--	16,501	--	--	16,501
Food, beverage and other	--	716	--	--	716
Selling, general and administrative	2,419	1,475	--	--	3,894
Depreciation	1	295	--	--	296
Total costs and expenses	2,420	20,814	--	--	23,234
Income (loss) from operations	(2,420)	1,649	--	--	(771)
Amortization of deferred financing costs	(102)	--	--	--	(102)
Inter-company interest income (expense) & other	1,121	(1,121)	--	--	--
Interest expense	(1,476)	--	--	--	(1,476)
Interest income	184	12	--	--	196

Net income (loss)	$(2,693)	$540	$--	$--	$(2,153)

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2008
(Unaudited)
(In thousands)

	Empire Resorts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Empire Resorts, Inc.

REVENUES
Racing	$--	$4,987	$--	$--	$4,987
Gaming	--	46,452	--	--	46,452
Food, beverage and other	--	4,054	--	--	4,054
Gross revenues	--	55,493	--	--	55,493
Less: Promotional allowances	--	(1,854)	--	--	(1,854)
Net revenues	--	53,639	--	--	53,639

COSTS AND EXPENSES
Racing	--	4,853	--	--	4,853
Racing – settlement of Horsemen litigation	--	1,250	--	--	1,250
Gaming	--	37,071	--	--	37,071
Food, beverage and other	--	1,624	--	--	1,624
Selling, general and administrative	6,621	4,833	--	--	11,454
Depreciation	2	917	--	--	919
Total costs and expenses	6,623	50,548	--	--	57,171
Income (loss) from operations	(6,623)	3,091	--	--	(3,532)
Amortization of deferred financing costs	(307)	--	--	--	(307)
Inter-company interest income (expense) & other	3,411	(3,411)	--	--	--
Interest expense	(4,299)	--	--	--	(4,299)
Interest income	159	49	--	--	208

Net loss	$(7,659)	$(271)	$--	$--	$(7,930)

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2007
(Unaudited)
(In thousands)

	Empire Resorts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Empire Resorts, Inc.

REVENUES
Racing	$--	$6,897	$--	$--	$6,897
Gaming	--	50,850	--	--	50,850
Food, beverage and other	--	4,577	--	--	4,577
Gross revenues	--	62,324	--	--	62,324
Less: Promotional allowances	--	(2,021)	--	--	(2,021)
Net revenues	--	60,303	--	--	60,303

COSTS AND EXPENSES
Racing	--	5,800	--	--	5,800
Gaming	--	44,847	--	--	44,847
Food, beverage and other	--	1,912	--	--	1,912
Selling, general and administrative	8,066	4,305	--	--	12,371
Depreciation	3	879	--	--	882
Total costs and expenses	8,069	57,743	--	--	65,812
Income (loss) from operations	(8,069)	2,560	--	--	(5,509)
Amortization of deferred financing costs	(316)	--	--	--	(316)
Inter-company interest income (expense) & other	3,345	(3,345)	--	--	--
Interest expense	(4,459)	--	--	--	(4,459)
Interest income	569	36	--	--	605

Net loss	$(8,930)	$(749)	$--	$--	$(9,679)

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2008
(Unaudited)
(In thousands)

	Empire Resorts, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated Empire Resorts, Inc.

Net cash used in operating activities	$(7,336)	$(1,216)	$--	$--	$(8,552)
Cash flows from investing activities:
Purchases of property and equipment	--	(173)	--	--	(173)
Restricted cash (Racing capital improvement)	--	278	--	--	278
Advances to subsidiaries	(3,707)	--	--	3,707	--
Net cash provided by (used in) investing activities	(3,707)	105	--	3,707	105

Cash flows from financing activities:
Proceeds from exercise of stock options	14	--	--	--	14
Proceeds from issuance of common stock	5,178	--	--	--	5,178
Restricted cash (Revolving credit facility)	(9)	--	--	--	(9)
Advances from Empire Resorts, Inc.	--	3,707	--	(3,707)	--
Net cash provided by financing activities	5,183	3,707	--	(3,707)	5,183
Net increase (decrease) in cash and cash equivalents	(5,860)	2,596	--	--	(3,264)
Cash and cash equivalents, beginning of period	11,192	3,816	--	--	15,008
Cash and cash equivalents, end of period	$5,332	$6,142	$--	$--	$11,744

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2007
(Unaudited)
(In thousands)

	Empire Resorts, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries		Eliminating Entries	Consolidated Empire Resorts, Inc.

Net cash used in operating activities	$(6,192)	$(1,314)		$--	$--	$(7,506)

Cash flows from investing activities:
Purchases of property and equipment	--	(198)		--	--	(198)
Advances to Litigation Trust	(985)	--		--	--	(985)
Restricted cash (Racing capital improvement)	--	(76)		--	--	(76)
Deferred development costs	(129)	(2,657)		--	--	(2,786)
Advances to Empire Resorts, Inc.	--	(133)		--	133	--
Net cash used in investing activities	(1,114)	(3,064)		--	133	(4,045)

Cash flows from financing activities:
Proceeds form exercise of stock options	18,932	--		--	--	18,932
Restricted cash (related to revolving credit facility)	(17)	--		--	--	(17)
Advances from subsidiaries	133	--			(133)	--
Net cash provided by financing activities	19,048	--		--	(133)	18,915
Net increase (decrease) in cash and cash equivalents	11,742	(4,378)		--	--	7,364
Cash and cash equivalents, beginning of period	383	9,088		--	--	9,471

Cash and cash equivalents, end of period	$12,125	$4,710	$	- -	$--	$16,835

Index

Note I. Stockholders’ Equity

Stock-based compensation expense included in selling, general and administrative expenses is approximately $371,000 and $675,000 for the three months ended September 30, 2008 and 2007, respectively, and approximately $889,000 and $3,054,000 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, there was approximately $532,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under our plans. That cost is expected to be recognized over the remaining vesting period of 2 years. This expected cost does not include the impact of any future stock-based compensation awards.

On February 24, 2008, we authorized issuance of 117,419 shares of our common stock as payment of dividends due for the year ended December 31, 2007 on our Series B preferred stock.  The approximate value of $261,000 was recorded as a reduction of retained earnings and an increase in common stock and additional paid-in capital in the nine months ended September 30, 2008.

On March 8, 2007, we authorized issuance of 18,884 shares of our common stock as payment of dividends due for the year ended December 31, 2006 on our Series B preferred stock.  The approximate value of $190,000 was recorded as a reduction of retained earnings and an increase in common stock and additional paid-in capital in the nine months ended September 30, 2007.

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

On March 31, 2008, we entered into an agreement with a major stockholder to issue 4.2 million shares of our common stock at a price per share of $1.233 for an aggregate amount of $5,178,600. This agreement was amended on April 28, 2008 and on June 26, 2008 to provide for the sale of 811,030 shares (for $1 million) on April 28, 2008, the sale of 811,030 shares (for $1 million) on May 30, 2008, the sale of 811,030 shares (for $1 million) on June 30, 2008, the sale of 811,030 shares (for $1 million) on July 31, 2008 and the sale of 955,880 shares ($1,178,600) on August 29, 2008, unless those terms are modified by mutual agreement.  During the nine months ended September 30, 2008, we sold 4.2 million shares for $5,178,600 pursuant to this agreement.

Note J. Concentration

Two debtors, New York Off-Track Betting Corporation (“OTB”) and Nassau OTB, represented approximately 59% of the total outstanding accounts receivable as of September 30, 2008.  One debtor, New York OTB, represented approximately 39 % of the total outstanding accounts receivable as of December 31, 2007.

At September 30, 2008, we have cash on deposit with banks and other financial institutions in accounts with balances in excess of amounts covered by insurance from the FDIC and the SIPC.

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

Index

In connection with a new contract with the Horsemen entered into as of July 1, 2008, we have agreed to pay $1.25 million to settle all pending litigation between us and the Horsemen, including Monticello Harness Horsemen’s Association, Inc. v. Monticello Raceway Management, Inc. pending in the Supreme Court of the State of New York, County of Sullivan and Monticello Harness Horsemen's Association, Inc. v. Monticello Raceway Management, Inc. pending in the Supreme Court of the State of New York, County of Sullivan.  The cost of this settlement was recorded in the quarter ended June 30, 2008. We recorded the liability for that amount with $1 million being recorded as an addition to the purse liability and $250,000 as an addition to other accrued liabilities. That $250,000 was paid during the quarter ended September 30, 2008.

The new contract with the Horsemen makes provision for, among other things; 1) the transfer of racing operations to the Concord site anticipated in connection with the Entertainment City Project, 2) an initial two (2) year term that extends for an additional twenty (20) years if construction financing for the Entertainment City Project is obtained prior to July 31, 2010, 3) payments from the date of execution until the opening of the new facility of the greater of 8.75% of VGM revenue or $5,000,000 on an annual basis, and 4) annual payments beginning with the opening of the new facility of $5,350,000 with an annual addition of $500,000 per year. In addition, the agreement requires that we reduce our purse liability to $600,000 (on the basis of cash collected) by December 31, 2008 and post a bond issued by a banking or insurance company with an “A” rating according to Best’s, in the amount of Seven Hundred Fifty Thousand Dollars ($750,000) securing our obligation to fund the Horsemen's purse account.

In connection with a $600,000 bond required by the New York State Lottery we placed a $150,000 certificate of deposit as collateral for a $150,000 Letter of Credit issued on our behalf to the bonding company as of June 11, 2008.

Note L. Subsequent Event

On October 21, 2008, we were advised that a decision rendered in the case, which involved the Catskill Litigation Trust (the “Trust”) against Harrahs Operating Company, Inc., was adverse to the position of the Trust. As a result, it appears very unlikely that we will recover any of the $2.5 million that we have advanced to the Trust. This has no effect on our condensed consolidated financial statements as we have provided for a full valuation reserve against those advances as they were made.

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

We also plan to grow and diversify our current business operations by marketing our management and consulting services to gaming and hospitality clients and pursuing joint ventures or other growth opportunities, including the commercial development of our existing real estate holdings.  We have an agreement, subject to certain conditions, with Concord Associates, L.P. (“Concord”) to develop a hotel, convention center, gaming facility and harness horseracing track on 160 acres of land located in Kiamesha Lake, New York (the “Entertainment City Project”).  Implementation of this project will involve the relocation of our current VGM facility and harness horseracing track to this new site.  It is uncertain whether the closing of the proposed transaction with Concord will occur by December 31, 2008 without modification to the Contribution Agreement. No assurance can be given that the conditions to the closing of the transaction will be satisfied in order to complete the transaction, as planned, or whether the parties will be able to agree upon modifications to enable the closing of the proposed transaction.

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

On July 18, 2008, our subsidiaries, Monticello Raceway Management, Inc., Monticello Raceway Development Company, LLC and Monticello Casino Management, LLC entered into a settlement agreement with the St. Regis Mohawk Gaming Authority and the St. Regis Mohawk Tribe pursuant to which the parties agreed to release all claims against the other parties. The settlement was amended on October 10, 2008 to eliminate any remaining unfulfilled conditions and included our agreement to reimburse the St. Regis Mohawk Tribe approximately $444,000 for expenses incurred by them in connection with the project. We have recorded that amount as expense in the three and nine month periods ended September 30, 2008. The corresponding liability is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet at September 30, 2008.

Thus, our ability to develop a successful business is now dependent on our efforts to develop our interests in the Catskills region of the State of New York, and our financial results in the future will be based on different activities than those from our prior fiscal years.

Competition

We continue to face significant competition for our VGM operation from a VGM facility at Yonkers Raceway. In addition, several slot machine facilities have opened in Pennsylvania and one, operated by the Mohegan Tribal Gaming Authority, is within 65 miles of our Monticello property. The Yonkers facility, which is much closer to New York City, has approximately 5,500 VGMs, food and beverage outlets and other amenities. The harness racing operation at this facility has reopened as well. We believe that our operations for the three and nine months ended September 30, 2008 have been adversely affected by this competition when compared with the corresponding periods in 2007.

Index

A number of states are currently considering or implementing legislation to legalize or expand gaming.  Such legislation presents both potential opportunities to establish new properties and potential competitive threats to business at our existing property. The timing and occurrence of these events remain uncertain.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007.

Revenues.  Net revenues decreased approximately $2.1 million (or 9%) for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007.  Revenue from racing operations decreased by approximately $716,000 (or 33%); revenue from VGM operations decreased by approximately $1.4 million (or 7%) and food, beverage and other revenue decreased by approximately $46,000 (or 3%).  Complimentary expenses (“Promotional allowances”) decreased by approximately $8,000 (or 1%).

The decrease in racing revenues was primarily a result of continued competition from harness racing at the newly remodeled Yonkers Raceway. Among other things, the VGM operations at Yonkers Raceway allow for increased contributions to their purse amounts and likely result in a more competitive racing product.

We believe that our VGM operations continue to be adversely affected by the opening of a competing VGM facility at Yonkers Raceway in late 2006 and slot machine facilities in Pennsylvania during 2007. Our number of daily visits decreased approximately 13% and the daily win per unit fell from $132.05 for the three months ended September 30, 2007 to $122.69 for the three months ended September 30, 2008 (or 7%).  The average number of machines in service was 1,587 in both periods.

Food, beverage and other revenue decreased primarily as a result of lower patron visits.  The percentage decrease was less than the reduction in head count partly because we used complimentary food and beverage as part of marketing promotions.

Racing costs.  Racing costs decreased by approximately $308,000 (or 17%) to approximately $1.5 million for the three months ended September 30, 2008.   This percentage is less than the percentage reduction in racing revenues and reflects the fact that some of our operating expenses are fixed in the short term and cannot be reduced immediately upon a reduction in revenues.

Gaming costs.  Gaming (VGM) costs decreased by approximately $3.2 million (or 19%) to approximately $13.3 million for the three months ended September 30, 2008 compared with the corresponding period in 2007. Of this amount, approximately $1.8 million (or 11%) is attributable to a change in the law which allows VGM operators to pay a lower percentage of VGM revenues to the New York State Lottery. The remainder of the decrease of approximately $1.4 million (or 8%) reflects cost reductions to adjust to lower levels of customer visits.

Food, beverage and other costs.  Food, beverage and other costs decreased approximately $39,000 (or 5%) to approximately $677,000 primarily as a result of cost control initiatives in 2008.

Selling, General and Administrative expenses.  Selling, general and administrative expenses increased approximately $1.3 million (or 33%) for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.  This increase was primarily a result of expenses associated with project development activities related to our Entertainment City Project (approximately $1.1 million) and a final settlement with the St. Regis Mohawk tribe (approximately $444,000). In addition, our marketing expenses were approximately $919,000 higher in 2008 than in 2007. These increased expenses were offset by a reduction in stock-based compensation of approximately $304,000, a valuation reserve for advances to the Litigation Trust of $485,000 in 2007 and no such allowance in 2008, and reductions in certain professional fees, salaries and wages and other expenses.

Index

Interest expense and income.  Interest expense decreased approximately $47,000 as a result of lower interest rates on our bank line of credit and interest income decreased by approximately $131,000 as a result of lesser amounts invested at lower rates in 2008.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007.

Revenues.  Net revenues decreased approximately $6.7 million (or 11%) for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  Revenue from racing decreased by approximately $1.9 million (or 28%); revenue from VGM operations decreased by approximately $4.4 million (or 9%) and food, beverage and other revenue decreased by approximately $523,000 (or 11%).  Complimentary expenses (“Promotional allowances”) decreased by approximately $167,000 (or 8%).

We believe that both our racing and VGM operations continue to be adversely affected by Yonkers Raceway and slot machine facilities in Pennsylvania as described earlier. The number of daily visits to our VGM facility decreased approximately 21% and the daily win per unit fell from $117.37 for the nine months ended September 30, 2007 to $107.22 for the nine months ended September 30, 2008 (or 9%).  The average number of machines in service was 1,587 in both periods.

Food, beverage and other revenue decreased primarily as a result of lower patron visits.

Racing costs.  Racing costs increased by approximately $304,000 (or 5%) to approximately $6.1 million for the nine months ended September 30, 2008. The primary reason for this increase was the cost of a settlement reached with our Horsemen of $1.25 million. Purses and other racing expenses decreased by approximately $946,000 (or 16%). This percentage decrease is less than the percentage decrease in racing revenues because not all of our operating expenses will vary directly with revenue changes.

Gaming costs.  Gaming (VGM) costs decreased by approximately $7.8 million (or 17%) to approximately $37 million for the nine months ended September 30, 2008 compared with the corresponding period in 2007.  Of this amount, approximately $3.3 million (or 7%) is attributable to a change in the law which allows VGM operators to pay a lower percentage of VGM revenues to the New York State Lottery. The remainder of the decrease of approximately $4.5 million (or 10%) reflects cost reductions to adjust to lower levels of customer visits.

Food, beverage and other costs.  Food, beverage and other costs decreased approximately $288,000 (or 15%) to approximately $1.6 million primarily as a result of reduced revenues from lower patron visits in 2008.

Selling, General and Administrative expenses.  Selling, general and administrative expenses decreased approximately $917,000 (or 7%) for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.  This decrease was due primarily to a reduction in stock-based compensation of approximately $2.2 million, a valuation reserve for advances to the Litigation Trust of $985,000 in 2007 and no such allowance in 2008, and reductions in certain professional fees, salaries and wages and other expenses. These decreases were offset by expenses associated with project development activities related to our Entertainment City Project (approximately $1.6 million) and a final settlement with the St. Regis Mohawk tribe (approximately $444,000) and increased marketing expense in 2008 of approximately $455,000.

Interest expense and income.  Interest expense decreased approximately $160,000 as a result of lower interest rates on our bank line of credit and interest income decreased by approximately $397,000 as a result of lesser amounts invested at lower rates in 2008.

Liquidity and Capital Resources

The holders of our Senior Convertible Notes ($65,000,000 principal balance due) have the right to demand repayment of the principal amount due on July 31, 2009.  We do not presently have a source for repayment of these notes and our operations will not provide sufficient cash flow to make this repayment, should it be demanded.

Our credit facility with the Bank of Scotland requires repayment of approximately $ 7,153,000 (outstanding balance of $ 7,617,000 less restricted cash on deposit of $464,000) on May 29, 2009.

Index

Because of the maturity date of our credit facility and the right of the holders of our Senior Convertible Notes to demand repayment of the $65 million principal balance due on July 31, 2009, it is unlikely that we will have sufficient working capital to fund our operations for the twelve months ended September 30, 2009.

Net cash used in operating activities during the nine months ended September 30, 2008 was approximately $8.6 million compared to net cash used in operating activities for the nine months ended September 30, 2007 of approximately $7.5 million, an increase of approximately $1.1 million.

The most significant factor in the net change was that accrued expenses and other liabilities were reduced by approximately $4.5 million in 2007 compared with a decrease of approximately $194,000 in 2008 for a net positive effect of approximately $4.7 million; this was largely a result of a decrease in our purse liability of approximately $3.3 million in 2007 versus an increase in that account of approximately $1.6 million in 2008.

The relatively large changes in accounts receivable and the purse liability in 2007 are related to the higher revenues from racing in 2006 primarily due to the temporary closing of Yonkers Raceway. The higher revenues resulted in increased accounts receivable at December 31, 2006 and as those receivables were collected we directed a substantial amount of the collections to increased payments for purses during 2007. These payments had the effect of reducing the amount of the purse liability at September 30, 2007. In 2008, $1 million of the increase in the purse liability is a result of our litigation settlement with our horsemen. We are required by our new agreement with our horsemen to reduce our purse liability to $600,000 (on the basis of cash collected) by December 31, 2008.

Net cash provided by investing activities was approximately $105,000 for nine months ended September 30, 2008 compared with net cash used of approximately $4 million in the corresponding period in 2007. In 2008, we benefited from collections of restricted cash from the Racing Capital Improvement account of approximately $278,000. The primary uses in 2007 were advances to the Litigation Trust of $985,000 and deferred development costs of approximately $2.8 million.

Net cash provided by financing activities for the nine months ended September 30, 2007 was approximately $18.9 million and was almost entirely a result of the proceeds from the exercise of options to purchase our common stock.  In 2008, we received approximately $5.2 million from the sale of 4.2 million shares of our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to market risk.  Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $7.6 million at September 30, 2008 under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at September 30, 2008 would cause a change in total annual interest costs of $76,000.  The carrying values of these borrowings approximate their fair values at September 30, 2008.

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

We carried out an evaluation as of September 30, 2008 under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings.

Changes in Our Financial Reporting Internal Controls.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with a new contract with the Monticello Harness Horsemen’s Association (the “Horsemen”) entered into as of July 1, 2008, we have agreed to pay $1.25 million to settle all pending litigation between us and the Horsemen, including Monticello Harness Horsemen’s Association, Inc. v. Monticello Raceway Management, Inc. pending in the Supreme Court of the State of New York, County of Sullivan, under index #1765/03 and Monticello Harness Horsemen's Association, Inc. v. Monticello Raceway Management, Inc. pending in the Supreme Court of the State of New York, County of Sullivan, under index #3514/05.  The cost of the settlement was recorded in the quarter ended June 30, 2008. We recorded the liability for that amount with $1 million being recorded as an addition to the purse liability and $250,000 as an addition to other accrued liabilities. That $250,000 was paid during the quarter ended September 30, 2008.

On October 21, 2008, we were advised that a decision rendered in the case, which involved the Catskill Litigation Trust (the “Trust”) against Harrahs Operating Company, Inc., was adverse to the position of the Trust. As a result, it appears very unlikely that we will recover any of the $2.5 million that we have advanced to the Trust. This has no effect on our condensed consolidated financial statements, as we have provided for a full valuation reserve against those advances as they were made.

ITEM 1A.  RISK FACTORS

Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations and cash flows.

During recent months, there has been substantial volatility and a decline in the financial markets due at least in part to the deteriorating global economic environment. In addition, there has been substantial uncertainty in the capital markets and access to financing is uncertain. Moreover, customer spending habits may be adversely affected by the current economic crisis.  These conditions could have an adverse effect on our industry and our business, including our consolidated financial condition, results of operations and cash flows.

To the extent we do not generate sufficient cash flows from operations, we may need to incur additional indebtedness to finance our plans for growth. Recent turmoil in the credit markets and the potential impact on the liquidity of major financial institutions may have an adverse effect on our ability to fund our business strategy through borrowings, under either existing or newly created instruments in the public or private markets on terms we believe to be reasonable, if at all.

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

Empire Resorts, Inc.

Dated: November 7, 2008	/s/ David P. Hanlon
David P. Hanlon
President and Chief Executive Officer

Dated: November 7, 2008	/s/ Ronald J. Radcliffe
Ronald J. Radcliffe
Chief Financial Officer