Form 10-K
period 2008-12-31
EMPIRE RESORTS INC
filed 2009-03-13
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 1-12522

EMPIRE RESORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4141279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 N. Green Valley Parkway, Suite 200, Henderson, NV 89074
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (702) 990-3355

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value per share	Nasdaq Global Market

Rights to Purchase Series A Junior Participating Preferred Stock	Nasdaq Global Market

5-1/2% Secured Convertible Notes Due 2014	The PORTAL Market

Securities registered under Section 12(g) of the Act: None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒

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

The aggregate market value of the issuer’s common equity held by non-affiliates, as of June 30, 2008 was $86,156,755, based on the closing price of the common stock on the Nasdaq Global Market.

As of March 12, 2009, there were 34,037,961 shares of the issuer’s common equity outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Item 11 of Part III will be incorporated by reference to certain portions of a definitive proxy statement, which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

i

INDEX

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management’s current expectations.  Examples of such forward-looking statements include our expectations of results with respect to our strategy.  Although we believe that our expectations are based upon reasonable assumptions, there can be no assurance that our financial goals will be realized.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by us or on our behalf.  Any statements herein that are not statements of historical fact may be forward-looking statements.  Among others, the words, “believes,” “anticipates,” “plans,” “estimates,” and “expects” are intended to identify forward-looking statements.  Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by these forward looking statements include, but are not limited to, the risk factors set forth in Item 1A of this Annual Report.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this filing.  We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

Item 1.	Business.

Overview

Empire Resorts, Inc. (“Empire,” the “Company,” “us” or “we”) was organized as a Delaware corporation on March 19, 1993, and since that time has served as a holding company for various subsidiaries engaged in the hospitality and gaming industries.

Through our wholly-owned subsidiary, Monticello Raceway Management, Inc., we currently own and operate Monticello Gaming and Raceway, a video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York, 90 miles Northwest of New York City.  At Monticello Gaming and Raceway, we operate more than 1,500 VGMs as an agent for the New York State Lottery and conduct pari-mutuel wagering through the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and the export simulcasting of our races to offsite pari-mutuel wagering facilities.  In February 2008, we entered into an agreement, subject to certain conditions, with Concord Associates, L.P. (“Concord”) to form a joint venture to develop, finance and construct a hotel, convention center, gaming facility and harness horseracing track on 160 acres of land located in Kiamesha Lake, New York (the “Entertainment City Project”).  For a variety of factors, including recent conditions in the financial markets, certain contingencies for the implementation of this agreement have not been able to be achieved, and we have been exploring a number of different modifications and strategic alternatives with Concord, which could substantially affect the structure and scope of the venture.  The agreement became terminable by either party on February 28, 2009, but has not been terminated at the date of this filing.  It is not expected that the conditions to the closing of the transaction will be satisfied in order to complete the transaction, and no assurances can be given that we will be able to agree upon the necessary modifications to enable the consummation of a new agreement.  In the past, we have also made efforts to develop a 29.31 acre parcel of land adjacent to Monticello Gaming and Raceway as the site for the development of a Class III casino and may pursue additional commercial and entertainment projects on the remaining 200 acres of land owned by the Company that encompass the site of our current gaming and racing facility.  The development of a Class III casino would require either an amendment to the New York State Constitution to permit Class III casino gaming or an agreement with an Indian tribe for the development of a Class III casino, together with certain necessary federal and state regulatory approvals.

INDEX

As used herein, Class III gaming means a full casino including slot machines, on which the outcome of play is based upon randomness, and various table games including, but not limited to, poker, blackjack and craps.  As used herein, Class II gaming means a gaming facility with VGMs and no table games.  VGMs are similar to slot machines, but they are electronically controlled from a central station and the procedure for determining winners is based on algorithms that distribute wins based on fixed odds, rather than mechanical or other methods designed to produce a random outcome for each play.

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

VGM Operations.  We currently operate a 45,000 square foot VGM facility at Monticello Gaming and Raceway.  VGMs are electronic gaming devices that allow patrons to play electronic versions of various lottery games of chance and are similar in appearance and feel to traditional slot machines.  VGM operations at Monticello Gaming and Raceway began on June 30, 2004.  At December 31, 2008, the number of VGMs in operation was 1,587.

Revenues derived from our VGM operations consist of VGM revenues and related food and beverage concession revenues.  Each of the VGMs is owned by the State of New York.  By statute, for a period of five years which began on April 1, 2008, 42% of gross VGM revenue is distributed to us for the first $50 million annually, 29% for the next $100 million annually, and 26% thereafter.  Following that five-year period, 40% of the first $50 million, 29% of the next $100 million and 26% thereafter of gross VGM revenue will be distributed to us. Gross VGM revenues consist of the total amount wagered at our VGMs, less prizes awarded.   The statute also provides a vendor’s marketing allowance for racetracks operating video lottery programs of 10% on the first $100 million of net revenues generated and 8% thereafter.  The legislation authorizing the implementation of VGMs at Monticello Gaming and Raceway expires in 2013.

During the past decade, the operation of video gaming devices at racetracks in New York and several other states has enhanced state lottery revenues and improved the racetrack’s economic performance.  Our VGM operations have helped to increase our racing revenues through increased attendance at our racetrack from customers for our VGM facility resulting in increased handles at the racetrack.  In addition, the VGM operations have supported increased purses, which allow for higher profile racing activities.

VGM activities in the State of New York are presently overseen by the Division of the Lottery of the State of New York.

Raceway Operations.  Monticello Gaming and Raceway derives its racing revenue principally from:

•	wagering at Monticello Gaming and Raceway on live races run at Monticello Gaming and Raceway;

INDEX

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

Simulcasting.  Import and, particularly, export simulcasting is an important part of Monticello Gaming and Raceway’s business.  Simulcasting is the process by which a live horse race held at one facility (the “host track”) is transmitted to another location that allows its patrons to wager on that race.  Amounts wagered are then collected from each off-track betting location and combined into appropriate pools at the host track where the final odds and payouts are determined.  With the exception of a few holidays, Monticello Gaming and Raceway offers year-round simulcast wagering from racetracks across the country, including Churchill Downs, Hollywood Park, Santa Anita Racetrack, Gulfstream Park, Aqueduct Racetrack, Belmont Park and Saratoga Racecourse.  In addition, races of national interest, such as the Kentucky Derby, Preakness Stakes and Breeders’ Cup supplement regular simulcast programming.  Monticello Gaming and Raceway also exports live broadcasts of its own races to casinos and off-track betting facilities in other states.

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

Electronic Table Games.  In January 2009, legislation was introduced in the New York State legislature to permit the expansion of gaming options at the state's existing video lottery facilities to include electronic table games.  If approved, such legislation would permit New York’s video lottery facilities, including Monticello Gaming and Raceway to offer electronic versions of casino games such as roulette and blackjack.

Competitive Advantages

Our gaming operations are located in the Catskills region in the State of New York, which has historically been a resort area, although its popularity declined with the growth of destinations such as Atlantic City and Las Vegas.  Located approximately 90 miles northwest of New York City, a Class III casino resort at the current Monticello Gaming and Raceway site would be a shorter trip from the nation’s most populous metropolitan area than either Atlantic City or any regional Indian casino, including Foxwoods and Mohegan Sun in Connecticut.  There are approximately 18.4 million adults live within 100 miles of the Catskills area, an area where household income averages approximately $76,000.  Specifically, Monticello Gaming and Raceway is directly adjacent to Highway 17, has highly visible signage and convenient access, and is less than 1,000 feet from the highway’s exit.  There is currently no direct competition for our VGM operations within 55 miles of Monticello Gaming and Raceway.

INDEX

Development

Entertainment City Project

On February 8, 2008, we entered into an Agreement to Form Limited Liability Company and Contribution Agreement with Concord (the “Contribution Agreement”), which provides that we and Concord are to form a limited liability company (the “LLC”) and enter into an Operating Agreement for the Entertainment City Project.

The closing of the transaction is conditioned on, among other things, (i) distribution to us of at least $50 million (less amounts outstanding under our existing credit facility with Bank of Scotland that are to be assumed by the LLC); (ii) receipt of all necessary approvals for the transfer of our gaming and racing licenses, including from the Bank of Scotland, holders of our convertible senior notes, the New York State Racing and Wagering Board and the New York State Lottery; (iii) transfer of our obligations related to our credit facility to the LLC; (iv) entry into construction, development, casino development, casino and hotel management contracts; and (v) approval by our stockholders, if required by law.  No assurance can be given that the conditions to the closing of the transaction will be satisfied in order to complete the transaction, as planned.  In particular, for a variety of factors, including recent conditions in the financial markets, certain contingencies for the implementation of this agreement have not been able to be achieved, and we have been informed by Concord, who is responsible for obtaining financing for the Entertainment City Project, that it is highly unlikely that the financing for the Entertainment City Project will permit a distribution to us of at least $50 million. In light of these developments, we have been exploring a number of different modifications and strategic alternatives with Concord, which could substantially affect the structure and scope of the venture. While exploring these options, we continued to work together with Concord on the planning design and other aspects of the proposed project over the past year and Concord commenced construction work at the site.

Pursuant to an amendment entered into on January 30, 2009, the Contribution Agreement became terminable by either party on February 28, 2009, subject to extensions under certain conditions, but has not been terminated at the date of this filing. However, it is not expected that the conditions to the closing of the transaction will be satisfied without significant modifications, and no assurances can be given that the parties will be able to find mutually satisfactory alternatives that would enable the consummation of a new agreement.

In its current form, the Contribution Agreement provides that we, together with our subsidiary, are to contribute our gaming and racing licenses and operations at Monticello Gaming and Raceway and Concord will contribute 160 acres of land located in Kiamesha Lake, New York (the “Concord Property”). We and Concord would jointly develop the Entertainment City Project on the Concord Property, which is expected to include a 100,000 square foot gaming area, a harness horseracing track, convention center, hotel, golf privileges, retail stores, restaurants and various family entertainment activities. Zoning and final site plan approvals have been received for a 1.5 million- square foot facility. The plans provide for a gaming floor to be built within the hotel, adjacent to a new 5/8th mile, state-of-the-art harness track. Upon approval and completion of construction, the new facility is intended to significantly increase the current revenues generated for New York State, which goes to fund education.  Financing for the Entertainment City Project is proposed to be a combination of bonds issued by the Sullivan County Industrial Development Agency and financing secured from private sources.

Under the existing agreements, Concord is to have overall responsibility for the development of the Entertainment City Project and Concord’s affiliate, George A. Fuller Company, is to be the general contractor.  We are to be responsible for development of the gaming facility and for managing and operating the hotel, gaming facility and harness horseracing track.  We and Concord are to share equally the fees that we each earn in connection with our respective development and management efforts, as well as share equally any distributions available following the repayment of any debt service and the payment of any preferred returns due to any of the members of the LLC, but we are to receive a preference on the first $8 million of distributions.  Construction fees earned by George A. Fuller Company will not be shared with us.  Notwithstanding the provisions contained in the existing agreements, we have also been informed by Concord that the proposed lenders for the Entertainment City Project will not approve the Company to serve as the manager of the hotel, gaming facility and harness horseracing track.

INDEX

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

The 29.31-acre site has already received zoning and site plan approval for the proposed Class III casino. However, the construction plans are only in a preliminary stage and are subject to additional approvals by relevant government authorities. Currently, we are not permitted to operate a Class III casino at Monticello Gaming and Raceway because Class III casino gaming, other than Indian gaming, is not allowed in New York. In order for the Company to own and operate a Class III casino at Monticello Gaming and Raceway , therefore, an amendment to the New York State Constitution to permit Class III casino gaming would need to be passed or we would need to enter into an agreement with an Indian tribe for the development of such a Class III casino. In order to be amended to permit Class III casino gaming, the New York State Constitution requires the passage of legislation in two consecutive legislative sessions and then passage of the majority of the state's voters in a statewide referendum. Previous legislation to amend the New York State Constitution to permit Class III casino gaming did not obtain the required approval of two consecutive legislative sessions. However, new legislation has been introduced in both the Senate and Assembly, which if passed by two successive legislative sessions, would provide for the statewide referendum required to amend the Constitution to permit casino gaming in Sullivan County. If we enter into an agreement with an Indian tribe for the development of a Class III casino, we would be required to sell the 29.31 acre site to a federally recognized Indian Tribe and obtain certain federal and state regulatory approvals, including the approval of any management or related agreements between the Company and the Tribe.

We have been working to develop a Class III casino with various Indian tribes beginning in 1996.   This process requires certain determinations to be made by the Department of Interior, a concurrence by the governor of New York State, and completion of federal environmental reviews.  During this process, in April 2000, the St. Regis Mohawk Tribe received the required two-part determination necessary to conduct gaming activities on newly acquired land.  On February 19, 2007, the Governor of New York issued his concurrence with regard to this April 2000 Secretarial Determination that found that the request of the St. Regis Mohawk Tribe to take 29.31 acres into trust for the purpose of building a Class III gaming facility to be located at Monticello Gaming and Raceway, in accordance with the Indian Gaming Regulatory Act of 1988, as amended (the “Land-to-Trust Transfer”) would be in the St. Regis Mohawk Tribe’s and its members’ best interest and would not be detrimental to the surrounding communities.  In addition to the concurrence, the Governor also signed an amendment to the gaming compact between the St. Regis Mohawk Tribe and New York State pursuant to which New York State would receive 20% of slot-machine revenues for the first two years after the St. Regis Mohawk Tribe’s Class III casino to be located at Monticello Gaming and Raceway opens, 23% for the next two years and 25% thereafter.  On December 21, 2006, the St. Regis Mohawk Tribe received a letter from James E. Cason of the Bureau of Indian Affairs (the ”BIA”) stating that the St. Regis Mohawk Tribe’s Final Environmental Assessment for the project had been deemed sufficient, that an Environmental Impact Study would not be required and that a formal Finding of No Significant Impact (“FONSI”) related to the proposed federal action approving the Land-to-Trust Transfer had been issued.

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

The St. Regis Mohawk Gaming Authority failed to establish a closing date by December 31, 2007 for the consummation of the transactions contemplated by the Second Amended and Restated Land Purchase Agreement between the St. Regis Mohawk Gaming Authority and Monticello Raceway Management, Inc. (“Monticello Raceway Management”), dated as of December 1, 2005, as amended.  As a result, the Second Amended and Restated Land Purchase Agreement, and related agreements, expired by their terms.  On February 5, 2008, we notified the St. Regis Mohawk Tribe that as a result of the BIA’s January 4, 2008 action, we were postponing further development efforts, but would continue to work with the St. Regis Mohawk Tribe with respect to their litigation to overturn the Secretary of the Interior's decision. On February 6, 2008, the St. Regis Mohawk Tribe issued a press release accusing us of abandoning the St. Regis Mohawk Tribe and breaching our gaming agreements with it.  On February 14, 2008, three of our subsidiaries filed for arbitration with the American Arbitration Association seeking declarations as to the effectiveness of their agreements with the St. Regis Mohawk Tribe and the St. Regis Mohawk Gaming Authority.

INDEX

On July 18, 2008, our subsidiaries, Monticello Raceway Management, Monticello Raceway Development Company, LLC (“Monticello Raceway Development”) and Monticello Casino Management, LLC (“Monticello Casino Management”) entered into a settlement agreement with the St. Regis Mohawk Gaming Authority and the St. Regis Mohawk Tribe pursuant to which the parties agreed to release all claims against the other parties. The settlement was amended on October 9, 2008 to eliminate any remaining unfulfilled conditions and included our agreement to reimburse the St. Regis Mohawk Tribe approximately $444,000 for expenses incurred by them in connection with the project.

Recently, news reports have indicated that the BIA is reevaluating the “guidance” under which the January 4, 2008 decision was made and might also rescind certain actions taken under that guidance. We have been advised by the St. Regis Mohawk Tribe that they have not received sufficient information to warrant formal consideration on its part concerning the matter. No assurance can be given that the BIA will rescind its prior actions as a whole or in part, that any such action will permit the reinstatement of the application of the St. Regis Mohawk Tribe or that, even if such actions were to be rescinded, St. Regis Mohawk Tribe or the Company would seek to resume the joint effort to develop a Class III casino on the 29.31 acre site.

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

In New York, the primary competition for Monticello Gaming and Raceway is expected to be from two racetracks located within the New York City metropolitan area, Yonkers Raceway and Aqueduct Racetrack.  It is uncertain when the VGM facility at Aqueduct Racetrack will be constructed and opened.  In addition, proposals have been made for the implementation of a similar program at Belmont Park and in New Jersey, which would include a facility at the Meadowlands Racetrack.

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

In December 2006, the Mashantucket Pequot Nation announced that they had signed agreements with a major casino company, MGM Mirage, to collaborate on a major destination hotel/casino resort adjacent to the existing Foxwoods facility and other development activities.  The new facility is known as the “MGM Grand at Foxwoods” and opened in 2008 and operates under a long term licensing agreement.

INDEX

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

The Stockbridge Munsee Band of Mohicans, currently located in Wisconsin and asserting aboriginal roots in New York State, applied to have lands taken into trust for a Class III Indian casino in the Catskills region of the State of New York.  Their partner, Trading Cove Associates, Inc., developers of the successful Mohegan Sun casino in Connecticut, has purchased an option on 300 acres as a potential site on which to build a $600 million hotel and casino on a site approximately 5 miles east of Monticello Gaming and Raceway. In November 2004, the Stockbridge Munsee Band of Mohicans entered into an Agreement of Settlement and Compromise to resolve certain land claims against the State of New York.  In return, the State of New York agreed to negotiate and enter into a mutually satisfactory gaming compact (subject to the review and approval of the Secretary of Interior of the United States) that would authorize the Stockbridge Munsee Band of Mohicans to operate a Class III gaming facility in the Catskills region of the State of New York and to fully support all regulatory approvals required for such facility.  In January 2008, the Stockbridge Munsee Band of Mohicans’ land-into-trust application to the BIA with respect to the land in New York was rejected. However, it has been reported that with the recent election of President Obama and the appointment of a new Secretary of Interior, the Stockbridge Munsee Band of Mohicans will be seeking reconsideration of their application under existing regulations.  New York Senator Schumer has expressed support for such reconsideration.

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

It is unknown at this time whether Congress will be receptive to land claim settlements that include the development of Class III casinos in the Catskills region of the State of New York.  In addition to Congressional support, the New York State Legislature would have to approve and enact legislation to support tribal land claim settlements that include Class III gaming. The legislation, which was introduced in 2005 to implement these proposed settlements, was not enacted by the New York State Legislature.

In recent months, other New York based federally recognized Indian tribes or tribes with historical ties to New York have expressed interest in operating casinos in the Catskills region of the State of New York.  The Oneida Nation of New York and the Seneca Nation currently operate Class III casinos in Western New York.  In July 1993, the Oneida Nation of New York opened “Turning Stone,” a casino featuring 24-hour table gaming and electronic gaming machines with approximately 90,000 square feet of gaming space, near Syracuse, New York.  In October 1997, the facility expanded to include a hotel, expanded gaming facilities, a golf course and a convention center. Turning Stone is completing an additional expansion consisting of 50,000 square feet of gaming space, additional hotel rooms, additional golf courses and a water park. The Seneca Nation completed its negotiations with New York State and, on January 1, 2003, opened a casino in Niagara Falls, New York.  The casino offers full Las Vegas style gambling with slot machines and table games. Although the Oneida Nation and the Seneca Nation have expressed interest in operating a casino in the Catskills region of the State of New York and have been engaged in preliminary development work, only the Seneca Nation has acquired land in fee in Sullivan County.  A press statement issued by the tribe in January 2009 indicates the Seneca Nation will seek to have the land taken in trust or restricted status to qualify the land as “Indian land”.  The Indian Gaming Regulatory Act of 1988 requires land acquired after 1988 to be qualified as Indian land if such land is intended for gaming.

INDEX

There are a number of groups seeking to become federally-recognized Indian tribes in order to be granted the right to operate casinos near the New York metropolitan area.  There have been periodic proposals for locating an Indian casino in the City of Bridgeport, Connecticut.  Should a federally-recognized tribe be successful in doing so, it would have an economic impact on any casinos in the Catskills region of the State of New York since Bridgeport is close to a large portion of the New York metropolitan area.  In addition, the Shinnecock Indian Nation, a state-recognized Indian tribe, has expressed its interest in building a casino in Southampton, New York. The Shinnecock take the position that because they are state-recognized, but not federally recognized, they have the right to engage in gaming free of state regulation and without the restrictions imposed by the Indian Gaming Regulatory Act (including the need for a gaming compact). The Shinnecock broke ground on their casino on June 30, 2003, but the State of New York brought suit against the Shinnecock, and a federal district court enjoined the Shinnecock from moving ahead with their casino because they are not a federally recognized tribe. The court initially stayed the case for 18 months so that a decision on the Shinnecock’s request for federal recognition could be made, but later determined that the request could take the federal government several years to process, and agreed to move toward trial on the issue of whether the Shinnecock, as a state-recognized tribe, are immune from the state’s lawsuit. In October 2007, the court ruled against the Shinnecock, citing that the Shinnecock were not immune from zoning laws prohibiting the building of a casino at the site because it did not have "aboriginal" title to the land.  The court noted that this decision does not affect the status of the Shinnecock’s request for federal recognition.  In October 2007, the Shinnecock also submitted a plan to the State of New York to build a casino at the Aqueduct Racetrack.

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

Employees

As of March 10, 2009, we and our subsidiaries employed approximately 351 people.

Website Access

The Company's website address is www.empireresorts.com. The Company's filings with the Securities and Exchange Commission ("SEC") are available at no cost on its website as soon as practicable after the filing of such reports with the SEC.

Item 1A.	Risk Factors.

Risks Related To Our Business

We will not have the ability to repay our credit facility with Bank of Scotland when it matures on May 29, 2009 or repurchase our senior secured convertible notes, which we may be required to do as early as July 31, 2009.

Our credit facility with Bank of Scotland matures on May 29, 2009. In addition, the holders of our senior secured convertible notes are entitled to demand repayment of the notes on July 31, 2009.  Also, upon the occurrence of a change in control (as defined in the indenture governing our senior secured convertible notes), we will be required to repurchase all of our outstanding senior secured convertible notes if they are tendered to us by the holders of such notes.  We will not have sufficient financial resources to repay our credit facility and may be unable to arrange financing when the credit facility matures or to pay the purchase price for any of such notes if they are tendered by the holders in connection with any such repurchase.

INDEX

If we fail to repay the Bank of Scotland credit facility when it is due, it will result in an event of default under such credit agreement.  Any failure to repurchase the notes when required will result in an event of default under the indenture and could result in a cross-default under any other credit agreement to which we may be a party at such time.  In addition, the events that constitute a change in control under the indenture may also be events of default under any credit agreement or other agreement governing future debt.  These events permit the lenders under such credit agreement or other agreement to accelerate the debt outstanding thereunder and, if such debt is not paid, to enforce security interests in the collateral securing such debt or result in our becoming involved in an insolvency proceeding.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to negotiate a renewal or extension of the maturity dates or to arrange financing to repay our credit facility with the Bank of Scotland when it matures on May 29, 2009 and the holders of the Senior Convertible Notes if they demand repayment of the notes on July 31, 2009.  Because of the right of the holders of the Senior Convertible Notes to demand repayment of the notes on July 31, 2009, it is unlikely that we will be able to extend or replace our credit facility.  We have engaged in discussions with many of these holders regarding forbearance or modifications to the terms of the Notes, but have not been able thus far to agree to mutually acceptable terms.  We will continue to pursue these efforts, but there is no assurance that we will be successful in obtaining a result that will avoid a default on our obligations under our credit facility or the terms of the Senior Convertible Notes.  These factors, as well as continuing net losses and negative cash flows from operating activities, raise substantial doubt about our ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.  These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated March 13, 2009 regarding their concerns about our ability to continue as a going concern.  Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

The LLC will require financing in order to complete the transactions contemplated by the Contribution Agreement between Concord and us.

The LLC will require external financing to complete the transactions currently contemplated by the agreement between Concord and us.  To the extent that we continue to work toward the fruition of the project contemplated by that agreement, we can make no assurance that financing will be available in the amounts necessary or can be obtained on terms that are financially acceptable, if at all.  If the LLC cannot raise needed funds on acceptable terms, we will be required to abandon or delay the proposed transactions with Concord.

If revenues and operating income from our operations at Monticello Gaming and Raceway do not increase, if we are unable to complete our proposed joint venture with Concord or if we are unable to develop a Class III casino, it could adversely affect our ability to service our outstanding debt.

Our ability to service our senior secured convertible notes or loans under our credit facility with Bank of Scotland will depend upon the performance of our VGM and racing facilities, and our ability to complete the proposed joint venture with Concord or to successfully develop and manage a Class III casino at the location of our current operations.

INDEX

There can be no assurance that our operations will draw sufficiently large crowds to Monticello Gaming and Raceway to increase local wagering to the point that we will realize a profit.  The operations and placement of our VGMs, including the layout and distribution, are under the jurisdiction of the New York State Lottery and the program contemplates that a significant share of the responsibility for marketing the program will be borne by the New York State Lottery.  The New York State Lottery is not required to make decisions that we feel are in our best interest and, as a consequence, the profitability of our VGM operations may not reach the levels that we believe to be feasible or may be slower than expected in reaching those levels.  Our VGM operations have historically been insufficient to service our debt, as we were only permitted to retain 32% of the first $50 million of our VGM revenue, 29% of the next $100 million of our VGM revenue and 26% of our VGM gross revenue in excess of $150 million. Although new legislation was passed in 2008 that increased our share of VGM revenue, no assurance can be given that such increased revenue will be sufficient to support our ability to service our outstanding debt.  Moreover, the legislation authorizing the implementation of VGMs at Monticello Gaming and Raceway expires in 2013, prior to the stated maturity of our senior secured notes, and no assurance can be given that the authorizing legislation will be extended beyond this period.  Similarly, the development of a Class III casino is subject to many regulatory, competitive, economic and business risks beyond our control, and there can be no assurance that it will be developed in a timely manner, or at all.  Any failure in this regard could have a material adverse impact on our operations and our ability to service our debt obligations.

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

We received a letter from the New York State Racing and Wagering Board on January 16, 2006, requesting information about our plans to divest Bryanston Group and its affiliates of their remaining interests in us.  We have advised the New York State Racing and Wagering Board that approximately one-half of the ownership of Bryanston has been forfeited to the United States as a result of the convictions referred to above.  According to the terms of our Series E Preferred Stock, we have the option to redeem these shares at a price of $10 per share plus all accrued and unpaid dividends.  The cost of redeeming these shares, as of December 31, 2008, was approximately $25.7 million.  We may not be able to obtain sufficient financing in amounts or on terms that are acceptable to us in order to redeem all of these shares, should this be required.

The gaming industry in the northeastern United States is highly competitive, with many of our competitors better known and better financed than us.

The gaming industry in the northeastern United States is highly competitive and increasingly run by multinational corporations or Indian tribes that enjoy widespread name recognition, established brand loyalty, decades of casino operation experience and a diverse portfolio of gaming assets.  Atlantic City, the second most popular gaming destination in the United States, with more than 10 full service hotel casinos, is approximately a two hour drive from New York City, the highly popular Foxwoods Resort and Casino and the Mohegan Sun casino are each only two and a half hour drives from New York City.  Harrah’s Entertainment, Inc., a large gaming company, Trading Cove Associates, Inc., the developers of the Mohegan Sun casino, and the Wisconsin Oneidas are each planning to develop Indian casinos on properties that are near Monticello Gaming and Raceway.  Additionally, on July 4, 2004, the State of Pennsylvania enacted a law allowing for the operation of up to 61,000 slot machines at 14 locations.  Pursuant to this new law, slot machine facilities could be developed within 30 miles of Monticello Gaming and Raceway that would compete directly with our VGMs. One such development, the Mohegan Sun at Pocono Downs, opened in January 2007 in Wilkes-Barre, Pennsylvania, approximately 75 miles southwest of Monticello.  In addition, in October 2007, the Mt. Airy Casino Resort opened with approximately 2,500 slot machines, a hotel and a golf course.  The Mt. Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello. Moreover, a number of well financed Indian tribes and gaming entrepreneurs are presently seeking to develop casinos in New York and Connecticut in areas that are 90 miles from New York City such as Bridgeport, Connecticut and Southampton, New York.  In addition, we face competition for our VGMs from Yonkers Raceway and Aqueduct Racetrack, both of which are located closer to New York City than our facility.  Yonkers Raceway re-opened during the fourth quarter of 2006.  It is uncertain at this time as to when Aqueduct Racetrack may open with a new VGM facility.  In addition, proposals have been made for the implementation of a similar program at Belmont Park and in New Jersey, which would include a facility at the Meadowlands Racetrack.  In contrast, we have limited financial resources and currently operate only a harness horse racing facility and VGMs in Monticello, New York, which is approximately a one and a half hour drive from New York City.  No assurance can be given that we will be able to compete successfully with the established Atlantic City casinos, existing and proposed regional Indian casinos, slot machine facilities in Pennsylvania or New Jersey, competing VGM facilities at Yonkers Raceway and Aqueduct Racetrack or the casinos proposed to be developed by Harrah’s Entertainment, Inc., Trading Cove Associates, Inc. and the Wisconsin Oneidas in the Catskills region of the State of New York for gaming customers.

The transactions contemplated by the Contribution Agreement between Concord and us, will require amendments or waivers under both our senior convertible note indenture and Bank of Scotland credit facility and will require approval from the New York State Racing and Wagering Board and the New York Lottery.

INDEX

The contribution of our gaming and racing licenses and operations at Monticello Gaming and Raceway to the LLC, as contemplated by the Contribution Agreement between Concord and us will require an amendment or waiver under the senior convertible note indenture and Bank of Scotland credit facility, as well as regulatory approval from the New York State Racing and Wagering Board and the New York State Lottery.  Specifically, each of the senior secured note indenture and Bank of Scotland credit facility contains numerous restrictive covenants that limit, for example, the amount of new indebtedness we may occur, the amount of capitalized expenditures we may make, the type of investments we may make and the type of acquisitions we may consummate. The contribution of our gaming and racing licenses and operations at Monticello Gaming and Raceway to the LLC, as contemplated in the Contribution Agreement, will require consents under these restrictive covenants, as well as regulatory approval from the New York State Racing and Wagering Board and the New York State Lottery.  No assurance can be given that either the requisite number of noteholders or Bank of Scotland will agree to these proposals, or that if they do, they will not force us to pay severe penalties, causing a material adverse effect on our financial condition, or impose additional conditions making it harder to remain in compliance with the indenture and credit facility going forward, or to secure Class III casino development financing.  In addition, no assurance can be given that either the New York State Racing and Wagering Board or the New York State Lottery will provide the necessary regulatory approvals to complete the transfer of our gaming and racing licenses and operations at Monticello Gaming and Raceway to the LLC.  If we are unable to secure these necessary waivers, consents and/or approvals on reasonable terms, or at all, we will be unable to proceed with the Entertainment City Project, which may have a material adverse effect on our business, financial condition and operating results.

The continuing decline in the popularity of horse racing and increasing competition in simulcasting could adversely impact the business of Monticello Gaming and Raceway.

Since the mid-1980s, there has been a general decline in the number of people attending and wagering at live horse races at North American racetracks due to a number of factors, including increased competition from other forms of gaming, unwillingness of customers to travel a significant distance to racetracks and the increasing availability of off-track wagering.  The declining attendance at live horse racing events has prompted racetracks to rely increasingly on revenues from inter-track, off-track and account wagering markets.  The industry-wide focus on inter-track, off-track and account wagering markets has increased competition among racetracks for outlets to simulcast their live races.  A continued decrease in attendance at live events and in on-track wagering, as well as increased competition in the inter-track, off-track and account wagering markets, could lead to a decrease in the amount wagered at Monticello Gaming and Raceway.  Our business plan anticipates the possibility of Monticello Gaming and Raceway attracting new customers to its racetrack wagering operations through VGM operations and potential Class III casino development in order to offset the general decline in raceway attendance.  However, even if the numerous arrangements, approvals and legislative changes necessary for Class III casino development occur, Monticello Gaming and Raceway may not be able to maintain profitable operations.  Public tastes are unpredictable and subject to change.  Any further decline in interest in horse racing or any change in public tastes may adversely affect Monticello Gaming and Raceway’s revenues and, therefore, limit its ability to make a positive contribution to our results.

We depend on our key personnel and the loss of their services would adversely affect our operations.

If we are unable to maintain our key personnel and attract new employees with high levels of expertise in those gaming areas in which we propose to engage, without unreasonably increasing our labor costs, the execution of our business strategy may be hindered and our growth limited.  We believe that our success is largely dependent on the continued employment of our senior management and the hiring of strategic key personnel at reasonable costs.  If any of our current senior managers, none of whom are currently bound by employment agreements, were unable or unwilling to continue in his or her present position, or we were unable to attract a sufficient number of qualified employees at reasonable rates, our business, results of operations and financial condition will be materially adversely affected.

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

INDEX

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

Future sales of substantial amounts of shares of our common stock in the public market, the conversion of our senior secured convertible notes into shares of our common stock, or the perception that such sales or conversion are likely to occur, could affect prevailing trading prices of our common stock and, as a result, the value of our senior secured convertible notes.  As of March 12, 2009, we had 34,037,961 shares of common stock outstanding.  Because our senior secured convertible notes generally are initially convertible into shares of our common stock only at a conversion price in excess of the recent trading price, a decline in our common stock price may cause the value of our senior secured convertible notes to decline.  In addition, due to this dilution, the existence of our senior secured convertible notes may encourage trading strategies involving our senior secured convertible notes and our common stock, including short selling by market participants, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale.

At December 31, 2008, we had outstanding options to purchase an aggregate of 2,824,426 shares of our common stock at an average exercise price of $5.02 per share and 250,000 warrants at $7.50 per share.  If the holders of these options or warrants were to exercise their options and/or warrants and attempt to sell a substantial amount of the shares issued to them upon such exercise at once, the market price of our common stock would likely decline.  Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their shares and investors to “short” the stock.  As each of these events would cause the number of shares of our common stock being offered for sale to increase, the common stock’s market price would likely further decline.  All of these events could combine to make it very difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We will require additional financing in order to develop a Class III casino or other projects and we may be unable to meet our future capital requirements and execute our business strategy.

INDEX

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

INDEX

Indian casinos in New York are regulated extensively by federal, state and tribal regulatory bodies, including the National Indian Gaming Commission (“NIGC”) and agencies of the State of New York.  Consequently, a transaction with an Indian tribe for the development of a Class III casino resort will be subject to various federal and state regulatory approvals.  For example, any agreement that we may enter into an Indian tribe will not be effective to allow us to commence the development or management of a gaming facility until a management agreement is first approved by the NIGC.  In addition, an Indian tribe cannot lawfully engage in Class III gaming in the Catskills region of the State of New York unless such tribe and the Governor for the State of New York enter into a Class III gaming compact for such gaming that is approved or deemed approved by the Secretary of the Interior.  Such gaming compacts generally will not be entered into until the appropriate land has been taken into trust by the United States for the benefit of such tribe.  No assurance can be given that such land will be taken into trust or that any required approvals will be obtained on terms acceptable to us or at all.

The FONSI that was issued to the St. Regis Mohawk Tribe in connection with an effort to develop a casino at our Monticello location was challenged in federal court, and its validity was called into question.

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

We believe that the fact that a FONSI was issued to the St. Regis Mohawk Tribe with respect to the 29.31 acres of land at Monticello Gaming and Raceway, stating that the St. Regis Mohawk Tribe’s Final Environmental Assessment for the project had been deemed sufficient, that an Environmental Impact Study would not be required and that the fact that a formal FONSI related to the proposed federal action approving the Land-to-Trust Transfer was issued to the Tribe could significantly improve our chances of and expedite the process with respect to the potential future development of an Indian Class III casino resort on such land with the St. Regis Mohawk Tribe or with any other Indian tribe with which we may seek to develop a Class III casino resort.  On February 16, 2007, however, the St. Regis Mohawk Tribe received a copy of a complaint filed in the United States District Court for the Southern District of New York in the case of Sullivan County Farm Bureau, Catskill Center for Conservation and Development, Inc., Orange Environment, Inc. and Natural Resources Defense Council v. United States Department of the Interior, Dirk Kempthorne, in his official capacity as Secretary of the Interior, James E. Cason, in his official capacity as Associate Deputy Secretary of the Interior and Acting Assistant Secretary of the Interior for Indian Affairs and BIA.  The claim alleges that the BIA violated the National Environmental Policy Act and the Administrative Procedure Act by issuing the FONSI without requiring an environmental impact statement under the National Environmental Policy Act.  The plaintiffs sought an order requiring the preparation of an environmental impact statement prior to Department of the Interior’s granting final approvals for the proposed St. Regis Mohawk Casino at Monticello Gaming and Raceway and prior to the Department of the Interior’s causing the transfer of the subject land into federal trust.   If a full environmental impact statement were required, this could result in significant delays to developing an Indian Class III casino.  Moreover, the costs involved in obtaining a full environmental impact statement are significant.

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

INDEX

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

INDEX

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when our stockholders want to sell their holdings.

The market price of our common stock has in the past been, and may in the future continue to be, volatile.  For instance, between January 1, 2006 and March 10, 2009, the closing bid price of our common stock has ranged between $0.88 and $12.63.  A variety of events may cause the market price of our common stock to fluctuate significantly, including but not necessarily limited to:

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

INDEX

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

Our results of operations may be adversely affected by weather-related and seasonal factors.  Severe winter weather conditions may deter or prevent patrons from reaching our gaming facilities or undertaking day trips.  In addition, some recreational activities are curtailed during the winter months.  Although our budget assumes these seasonal fluctuations in gaming revenues for our proposed Class III casino to ensure adequate cash flow during expected periods of lower revenues, we cannot ensure that weather-related and seasonal factors will not have a material adverse effect on our operations.  Our limited operating history makes it difficult to predict the future effects of seasonality on our business, if any.

We are vulnerable to natural disasters and other disruptive events that could severely disrupt the normal operations of our business and adversely affect our earnings.

Currently, the majority of our operations are located at a facility in Monticello, New York and our proposed Class III casino will be located in the same general geographic area.  Although this area is not prone to earthquakes, floods, tornados, fires or other natural disasters, the occurrence of any of these events or any other cause of material disruption in our operation could have a material adverse effect on our business, financial condition and operating results.  Moreover, although we do maintain insurance customary for our industry, including a policy with a ten million dollar ($10 million) limit of coverage for the perils of flood and earthquake, we cannot ensure that this coverage will be sufficient in the event of one of the disasters mentioned above.

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

INDEX

We are dependent on the State of New York, Sullivan County, the Town of Thompson and the Village of Monticello to provide our proposed facilities with certain necessary services.

It is uncertain whether the local governments have the ability to support the level of economic development associated with the construction of one or more gaming facilities.  The demands placed upon the local governments by these expansion efforts or local economic conditions may be beyond the infrastructure capabilities that these entities are able to provide.  The failure of the State of New York, Sullivan County, the Town of Thompson or the Village of Monticello to provide certain necessary services such as water, sanitation, law enforcement and fire protection, or to be able to support increased traffic demands for our proposed facilities, would have a material adverse effect on our business.

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

Of these 232 acres of land, we have identified a 29.31-acre parcel of land for the development of a Class III casino if either Class III casino gaming is legalized in the State of New York or if we enter into an agreement with an Indian tribe for and obtain the necessary approvals in connection with the development of such a Class III casino.  If we pursue the development of a Class III casino with an Indian tribe, the parcel of land is to be conveyed to the United States of America to be held in trust for the benefit of an Indian tribe following the BIA’s approval of such transfer and its authorization to use such land for Class II and Class III gaming. We may also be required to enter in an agreement with such Indian tribe pursuant to which, among other things, we will agree not to use such property for any purpose other than Class II or Class III gaming, and activities incidental to gaming such as the operation of entertainment, parking, restaurant or retail facilities.

On January 11, 2005, we entered into a credit facility with Bank of Scotland, pursuant to which Bank of Scotland agreed to provide us with a two year $10 million senior secured revolving loan (subject to certain reserves).  On June 20, 2007, the agreement was amended to provide for a maturity date of January 7, 2009, among other things.  On March 14, 2008, we entered into an additional amendment to our credit facility with Bank of Scotland that extends the maturity date to May 29, 2009.  To secure the timely repayment of any borrowings under this credit facility, among other things, Monticello Raceway Management, Inc. executed a Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing in favor of Bank of Scotland pursuant to which we granted Bank of Scotland a security interest and lien with respect to the above described 232 acres of land, along with all improvements, fixtures, leases, rents and contracts related to the land and the proceeds therefrom.  This security interest shall terminate upon satisfaction of all of our obligations under the credit facility, and all related documents, concurrently with the termination of Bank of Scotland’s obligations to provide us advances under the credit facility. Also in connection with this credit facility, the Bank of New York, as trustee under the indenture for the benefit of the holders of our Senior Convertible Notes, and the Bank of Scotland, entered into an Intercreditor Agreement which provides, among other things, that the trustee also has the benefit of a mortgage recorded on the Monticello property for the benefit of the holders of such notes.

INDEX

Other Properties

We lease approximately 165 square feet of office space at 701 N. Green Valley Parkway, Suite 200, Henderson, Nevada, 89074 on a month-to-month basis.  The rent for this office space is approximately $2,000 per month.

Item 3.	Legal Proceedings.

On February 14, 2008, three of our subsidiaries, Monticello Raceway Management, Monticello Raceway Development and Monticello Casino Management, filed for arbitration with the American Arbitration Association seeking declarations as to the effectiveness of their agreements with the St. Regis Mohawk Tribe and the St. Regis Mohawk Gaming Authority.  On October 9, 2008, our subsidiaries entered into an amendment to their settlement agreement with the St. Regis Mohawk Gaming Authority and the St. Regis Mohawk Tribe, dated as of July 18, 2008, pursuant to which the parties agreed to release all claims against the other parties and required the payment of additional reimbursements of approximately $444,000 to the St. Regis Mohawk Tribe.

In connection with a new contract with the Horsemen entered into as of July 1, 2008, we have agreed to pay $1.25 million to settle all pending litigation between us and the Horsemen, including Monticello Harness Horsemen’s Association, Inc. v. Monticello Raceway Management, Inc. pending in the Supreme Court of the State of New York, County of Sullivan and Monticello Harness Horsemen's Association, Inc. v. Monticello Raceway Management, Inc. pending in the Supreme Court of the State of New York, County of Sullivan. $1 million of the settlement will be paid in the form of purses and the remaining $250,000 was paid in cash during the year ended December 31, 2008.

The new contract with the Horsemen makes provision for, among other things; 1) the transfer of racing operations to the Concord site anticipated in connection with the Entertainment City Project, in the event that the Entertainment City Project is built prior to the expiration of the term of the Agreement, 2) an initial two (2) year term that extends for an additional twenty (20) years if construction financing for the Entertainment City Project is obtained prior to July 31, 2010, 3) payments from the date of execution until the opening of the Entertainment City Project of the greater of 8.75% of VGM revenue or $5,000,000 on an annual basis, and 4) annual payments beginning with the opening of the Entertainment City Project of $5,350,000 with an annual addition of $500,000 per year. In addition, the agreement requires that we reduce our purse liability to $600,000 (on the basis of cash collected) by December 31, 2008 and post a bond issued by a banking or insurance company with an “A” rating according to Best’s, in the amount of Seven Hundred Fifty Thousand Dollars ($750,000) securing our obligation to fund the Horsemen's purse account.

On December 17, 2008, the New York State Court of Appeals reversed a November 2007 decision from the Appellate Division – Third Department of the New York State Supreme Court regarding various racing revenues previously paid by the Off-Track Betting corporations (“OTBs”) to Monticello Gaming and Raceway and Yonkers Raceway, more commonly known in the industry as “dark day monies,” and out-of-state OTB commissions.  The practical result of the OTB Appellate Division decision had been that the OTBs were not responsible for paying dark day monies to Monticello Gaming and Raceway or Yonkers Raceway and were obligated to pay a lesser amount of out-of-state OTB commissions to the tracks.

We are a party from time to time to various other legal actions that arise in the normal course of business.  In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

On November 11, 2008, the Company held its annual stockholders’ meeting in Monticello, New York.

INDEX

The following directors were elected based upon the following tabulations of votes:

	FOR	WITHHELD
David P. Hanlon	20,482,405	2,661,830
Richard L. Robbins	20,465,460	2,678,775
Kenneth Dreifach	22,347,774	796,461

The second order of business was to consider and vote upon a proposal to amend the Company’s 2005 Equity Incentive Plan to allow for the grant of stock appreciation rights and other equity incentives or stock or stock based awards, including, but not limited to, restricted stock units, which passed based upon the following tabulations of votes:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
3,357,038	811,123	100,809	18,875,265

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Performance Graph

Company/Index	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/30/2007	12/31/2008
Empire Resorts, Inc.	100.00	123.68	82.09	96.17	37.83	12.09
Resorts and Casinos	100.00	169.62	165.71	259.23	292.80	52.62
NASDAQ Market Index	100.00	108.41	110.79	122.16	134.29	79.25

INDEX

Assumes $100 invested on December 31, 2003 in the Company’s common stock, the NASDAQ Market Index and the Peer Group.

The calculations in the table were made on a dividends reinvested basis.

The future market performance of the Company’s common stock may be better or worse than the trends depicted in the above graph.

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “NYNY”. The following table sets forth the high and low intraday sale prices for the common stock for the periods indicated, as reported by the Nasdaq Global Market.

	High	Low
Year ended December 31, 2007
First Quarter	$12.70	$8.53
Second Quarter	10.67	7.10
Third Quarter	7.44	3.80
Fourth Quarter	6.69	3.03

Year ended December 31, 2008
First Quarter	$3.43	$0.86
Second Quarter	4.66	1.36
Third Quarter	4.25	2.02
Fourth Quarter	3.00	0.88

Holders

According to Continental Stock Transfer & Trust Company, there were approximately 246 holders of record of our common stock at March 10, 2009.

Dividends

During the past two fiscal years, we did not declare or pay any cash dividends with respect to our common stock and we do not anticipate declaring any cash dividends on our common stock in the foreseeable future.  We intend to retain all future earnings for use in the development of our business.  In addition, the payment of cash dividends is restricted by undeclared dividends on our Series E preferred stock and financial covenants in our credit agreement with Bank of Scotland.  We have accumulated unpaid Series E preferred dividends of approximately $8.4 million as of December 31, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

INDEX

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,774,426	$4.89	930,801
Equity compensation plans not approved by security holders	300,000	7.67	--
Total	3,074,426	$5.16	930,801

Item 6.	Selected Financial Data.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected consolidated income statement data for the years ended December 31, 2008, 2007 and 2006 and the selected consolidated balance sheet data as of December 31, 2008 and 2007 are derived from the Company’s audited consolidated financial statements which are included elsewhere herein. The selected consolidated income statement data for the years ended December 31, 2005 and 2004 and the selected consolidated balance sheet data as of December 31, 2006, 2005 and 2004 are derived from the Company’s audited consolidated financial statements not included herein.

STATEMENTS OF OPERATIONS DATA	(All dollar amounts in thousands, except per share data)
	Years ended December 31,
	2008	2007	2006	2005	2004
NET REVENUES	$67,256	$75,693	$97,871	$86,708	$45,006
Operating costs and expenses, including depreciation	71,971	81,930	98,487	85,647	55,514
Impairment loss – deferred development costs *	---	12,822	---	14,291	---
LOSS FROM OPERATIONS	(4,715)	(19,059)	(616)	(13,230)	(10,508)
NET LOSS	(10,609)	(24,649)	(7,076)	(18,527)	(12,745)
Dividends paid on preferred stock	---	---	---	---	(30)
Undeclared dividends on preferred stock	(1,551)	(1,551)	(1,551)	(1,551)	(1,510)
NET LOSS APPLICABLE TO COMMON SHARES	$(12,160)	$(26,200)	$(8,627)	$(20,078)	$(14,285)
Loss per common share, basic and diluted	$(0.38)	$(0.89)	$(0.32)	$(0.77)	$(0.57)

OTHER FINANCIAL DATA:
Capital Expenditures	$277	$339	$320	$1,967	$31,079

BALANCE SHEET DATA:
Cash and cash equivalents	$9,687	$15,008	$9,471	$6,992	$7,164
Total assets	49,096	54,199	60,564	57,245	60,753
Debt payable within one year	72,617	---	---	---	---
Long-term debt	---	72,617	72,617	72,476	65,000
Proceeds from exercise of stock options and sale of common stock	5,191	18,932	1,166	283	151
Total stockholders’ deficit	(32,371)	(28,077)	(25,723)	(27,215)	(14,992)

*           Impairment loss represents the write-off of costs associated with efforts to develop Indian casinos in New York State.

INDEX

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

Liquidity

Our credit facility with Bank of Scotland matures on May 29, 2009. In addition, the holders of our senior secured convertible notes are entitled to demand repayment of the notes on July 31, 2009.  We will not have sufficient financial resources to repay our credit facility and may be unable to arrange financing when the credit facility matures or to pay the purchase price for any of such notes if they are tendered by the holders in connection with any such repurchase.

Going Concern

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon our ability to negotiate a renewal or extension of the maturity dates or to arrange financing with other sources to repay our credit facility with the Bank of Scotland when it matures on May 29, 2009 and the holders of the Senior Convertible Notes if they demand repayment of the notes on July 31, 2009.  Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining financing.  These factors, as well as continuing net losses and negative cash flows from operating activities as well as an uncertain economic environment, raise substantial doubt about our ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated March 13, 2009 regarding their concerns about our ability to continue as a going concern.  Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

Overview

We were organized in 1993 as a holding company for entities engaged primarily in the hospitality and gaming industries.  For much of our history, we concentrated on riverboat casinos in the southern United States, with nominal holdings in the mid-Atlantic states.  In 2002 this focus shifted, as we commenced the liquidation of all of our holdings outside the Catskills region of the State of New York, and by the end of 2003 we had no direct operations or meaningful assets other than a minority interest in Catskill Development, L.L.C., the owner of approximately 232 acres of land in Monticello, New York, the sole stockholder of Monticello Raceway Management and the controlling member of Monticello Casino Management.  Consequently, Empire had no operating revenue during the fiscal year ended December 31, 2003.

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

In January 2004, we acquired from the members of both Catskill Development, L.L.C. and Monticello Raceway Development all of the outstanding membership interests and capital stock of Monticello Raceway Management, Monticello Casino Management, Monticello Raceway Development and Mohawk Management, LLC (“Mohawk Management”) in exchange for 80.25% of our common stock, calculated on a post-consolidation, fully diluted basis. Monticello Raceway Management, Monticello Casino Management, Monticello Raceway Development and Mohawk Management own all of the development and management rights with respect to an Indian Class III casino to be developed in Monticello, New York. As we had no significant operations during the time of this acquisition and the members of Catskill Development, L.L.C. and Monticello Raceway Development, collectively, received a controlling interest in us as part of this acquisition, the acquisition was accounted for as a reverse merger.

INDEX

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

On July 18, 2008, our subsidiaries, Monticello Raceway Management, Monticello Raceway Development and Monticello Casino Management entered into a settlement agreement with the St. Regis Mohawk Gaming Authority and the St. Regis Mohawk Tribe pursuant to which the parties agreed to release all claims against the other parties. The settlement was amended on October 9, 2008 to eliminate any remaining unfulfilled conditions and included our agreement to reimburse the St. Regis Mohawk Tribe approximately $444,000 for expenses incurred by them in connection with the project.

We have an agreement, subject to certain conditions, with Concord to form a joint venture to develop the Entertainment City Project, which will include a hotel, convention center, gaming facility and harness horseracing track on 160 acres of land located in Kiamesha Lake, New York.  For a variety of factors, including recent conditions in the financial markets, certain contingencies for the implementation of this agreement have not been able to be achieved, and we have been exploring a number of different modifications and strategic alternatives with Concord, which could substantially affect the structure and scope of the venture.  Pursuant to an amendment entered into on January 30, 2009, the Contribution Agreement became terminable by either party on February 28, 2009, subject to extensions under certain conditions, but has not been terminated at the date of this filing.  However, it is not expected that the conditions to the closing of the transaction will be satisfied without significant modifications, and no assurances can be given that the parties will be able to find mutually satisfactory alternatives that would enable the consummation of a new agreement.

Much of our ability to develop a successful business is now dependent on the success or failure of our ability to develop our interests in the Catskills region of the State of New York, and our financial results in the future will be based on different activities than those from our prior fiscal years.

Off-Balance Sheet Arrangements

On January 12, 2004, in order to better focus on the implementation of the New York State Lottery’s VGM program and the development of other gaming operations at Monticello Gaming and Raceway, all claims relating to certain litigation against parties alleged to have interfered with Catskill Development, L.L.C.’s relations with the St. Regis Mohawk Tribe, along with the rights to any proceeds from any judgment or settlement that may arise from such litigation, were transferred to a grantor trust (the “Litigation Trust”) in which our common stockholders of record immediately before the consolidation’s closing were provided a 19.75% interest, with the members of Catskill Development, L.L.C. and Monticello Raceway Development immediately before the consolidation’s closing owning the remaining 80.25%.  We separately entered into an agreement with the grantor trust pursuant to which we agreed to provide the Litigation Trust with a $2.5 million line of credit to finance the litigation.

As of December 31, 2007, we had provided $2.5 million to the Litigation Trust. We had also recorded a valuation reserve for the full amount of the credit provided. On October 21, 2008, we were advised that a decision rendered in the case that involved the Litigation Trust was adverse to the position of the Litigation Trust. As a result, it appears very unlikely that we will recover any of the amounts advanced to the Litigation Trust and have written off the receivable at December 31, 2008.

INDEX

Critical Accounting Policies

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

We consider our policies for revenue recognition to be critical due to the continuously evolving standards and industry practice related to revenue recognition, changes which could materially impact the way we report revenues. Accounting polices related to: point loyalty program, accounts receivable, deferred development costs, impairment of long-lived assets, stock-based compensation and fair value are also considered to be critical as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies, and our procedures related to these policies, are described in detail below.

Revenue and expense recognition. Revenues represent (i) revenues from pari-mutuel wagering earned from live harness racing and simulcast signals from other tracks, (ii) the net win from VGMs and (iii) food and beverage sales, net of promotional allowances, and other miscellaneous income. We recognize revenues from pari-mutuel wagering earned from live harness racing and simulcast signals from other tracks, before deductions of such related expenses as purses, stakes and awards. Some elements of the racing revenues from Off-track Betting Corporations (“OTBs”) are recognized as collected. Revenue from the VGM operations is the difference between the amount wagered by bettors and the amount paid out to bettors and is referred to as the net win. The net win is included in the amount recorded in our consolidated financial statements as gaming revenue. We report incentives related to VGM play and points earned in loyalty programs as a reduction of gaming revenue. Operating costs include (i) the amounts paid to the New York State Lottery for the State's share of the net win, (ii) amounts due to the Horsemen and Breeders' for their share of the net win and (iii) amounts paid for harness racing purses, stakes and awards. Also included in operating costs are the costs associated with the sale of food, beverages and other miscellaneous items and the marketing allowance from the New York State Lottery.

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

Accounts Receivable.  Accounts receivable are stated at the amount we expect to collect. If needed, an allowance for doubtful accounts is recorded based on information on specific accounts. Accounts are considered past due or delinquent based on contractual terms and how recently payments have been received. In the normal course of business, we settle wagers for other racetracks and are potentially exposed to credit risk.  We have not experienced significant losses regarding the settlement of wagers.  These wagers are included in accounts receivable.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Deferred Development Costs.  Deferred development costs are recorded at cost. In connection with our development activities, we have made advances to tribes for development assistance and to facilitate the establishment and initial operations of tribal gaming authorities. We have also incurred costs associated with development activities, including salaries of employees engaged in those activities that were capitalized as deferred development costs. We have provided technical assistance, engaged and paid attorneys and consultants and provided other support for our Indian partners in matters relating to land claims against the State of New York and agreements for development and operation of the proposed Class III casino developments. We periodically review deferred development costs for impairment as further described below. As of December 31, 2007, all deferred development costs were impaired and written off. During 2008, we did not incur any expenses which were treated as deferred development costs.

INDEX

Impairment of Long-Lived Assets.  We periodically review the carrying value of our long-lived assets in relation to historical results, as well as management's best estimate of future trends, events and overall business climate. If such reviews indicate an issue as to whether the carrying value of such assets may not be recoverable, we will then estimate the future cash flows generated by such assets (undiscounted and without interest charges). If such future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value. At December 31, 2008, our impairment review did not result in a provision for impairment of our long-lived assets.

Stock-Based Compensation.  Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), "Share Based Payment"("SFAS No. 123(R)") using the modified-prospective method. We had adopted the fair value approach contained in SFAS No. 123 effective January 1, 2003 and we have consistently used the Black-Scholes-Merton formula to estimate the fair value of stock options granted in the periods since that time. As of December 31, 2008, there was approximately $358,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a period of 2 years. This expected cost does not include the impact of any future stock-based compensation awards.

Fair Value.  In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. We elected the deferral option available for one year for non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).

As permitted, we chose not to elect the fair value option as prescribed by FASB SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, for our financial assets and liabilities that had not been previously carried at fair value. If we had adopted FASB SFAS No. 159 in 2008 there would be no significant difference in our consolidated financial statements.

Our financial instruments are comprised of current assets and current liabilities, which include a revolving credit facility and senior convertible notes at December 31, 2008. Current assets and current liabilities approximate fair value due to their short term nature.

Income Taxes. We apply the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates for the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. A hypothetical 10% decrease in our deferred tax valuation allowance will result in an income tax benefit of approximately $6.7 million.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues.  Total net revenues decreased approximately $8.4 million or 11% for the year ended December 31, 2008. VGM operations accounted for approximately $6.2 million (or a 10% decrease from 2007) of that reduction and racing accounted for approximately $1.8 million (or a 22% decrease). The remainder of the decrease was attributable to food, beverage and other revenues decreasing by approximately $618,000 (or 11%) offset by decreased complimentary expenses (“promotional allowances”) of approximately $184,000 (or 7%).

INDEX

We believe that the decrease in VGM revenues can be attributed primarily to more competition from VGM facilities at Yonkers Raceway (opened November, 2006) and new casinos opening in Pennsylvania in 2007. It is likely that the economic conditions in the fourth quarter of 2008 also had an adverse effect on revenues. Patron visits decreased by 19.6% and the average daily win per unit was reduced from $110.68 to $100.04 (or 10%). The average number of machines in operation was 1,587 in both years.  The decrease in promotional allowances is primarily a result of reduced revenues.

The decrease in racing revenue was primarily a result of reduced revenue allocations from OTB facilities. Yonkers Raceway was operating for the full year 2008 with a new VGM facility and other improvements. Because a part of the OTB revenue sharing arrangements is based upon the revenues of each participant relative to the total revenues of all participants, our share is adversely affected by strong competition from other participants.

Gaming costs.  Gaming (VGM) costs decreased by approximately $9.6 million (or 17%) to approximately $46.7 million for 2008 compared with 2007.  Of this amount, approximately $3.4 million (or 6%) is attributable to a change in the law which allows VGM operators to pay a lower percentage of VGM revenues to the New York State Lottery. The remainder of the decrease of approximately $6.2 million (or 11%) reflects cost reductions to adjust to lower levels of customer visits.

Racing costs.  Racing costs increased in 2008 by approximately $510,000 (or 7%) to approximately $7.5 million. The primary reason for this increase was the cost of a settlement reached with our Horsemen of $1.25 million. Purses and other racing expenses decreased by approximately $740,000 (or 11%). This percentage decrease is less than the percentage decrease in racing revenues because not all of our operating expenses will vary directly with revenue changes.

Food, beverage and other costs.  These costs decreased by approximately $357,000 (or 15%) to approximately $2.0 million for 2008 compared with 2007.  The percentage reduction was greater that the reduction in revenues primarily as a result of expense reduction initiatives undertaken in 2008.

Selling, General and Administrative expenses.  Selling, general and administrative expenses decreased approximately $556,000 (or 4%) in 2008 to approximately $14.4 million.  The decrease is comprised of a reduction in stock-based compensation of approximately $2.2 million, a decrease in other compensation of approximately $176,000, an increase in marketing costs of approximately $216,000 and an increase in professional fees and other expenses related to development activities of approximately $1,642,000.

Interest expense.  Interest expense was approximately $5.7 million and $5.9 million, respectively, for the years 2008 and 2007.  The interest rates charged on our credit facility are based upon market rates and were lower in 2008 than those charged in 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues.  Total net revenues decreased approximately $22.2 million or 23% for the year ended December 31, 2007. VGM operations accounted for approximately $12.2 million (or a 16% decrease from 2006) of that reduction and racing accounted for approximately $9.7 million (or a 54% decrease). The remainder of the decrease was attributable to food, beverage and other revenues decreasing by approximately $773,000 (or 12%) offset by reduced complimentary expenses of approximately $534,000 (or 17%).

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

The decrease in racing revenue was primarily a result of reduced revenue allocations from OTB facilities. Yonkers Raceway, which normally shares in those revenues with us, was not in operation for the last 6 months of 2005 and for eleven months in 2006. When that facility reopened in November with a new VGM facility and other improvements, the normal sharing arrangement went back into effect and our share of revenue allocations dropped significantly. As a result of the November 2007 OTB Appellate Decision, which determined that OTBs were no longer responsible to pay us one type of their revenue that had previously been paid, our revenues for the fourth quarter of 2007 were reduced by approximately $350,000.

INDEX

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

Selling, General and Administrative expenses.  Selling, general and administrative expenses decreased approximately $3.2 million (or 18%) in 2007 to approximately $15.0 million.  The decrease is comprised of a reduction in stock-based compensation of approximately $4.0 million, an increase in other compensation of approximately $266,000, a decrease in marketing costs of approximately $484,000 and an increase in other expenses of approximately $1,012,000. The stock-based compensation in 2006 included approximately $3.5 million for the expense, on December 28, 2006, of extending the expiration date for one year on options to purchase 2.5 million shares of our common stock at $7.50 per share. The options to purchase those shares were exercised and we received $18,750,000 as proceeds from the exercise in January 2007.

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

Liquidity and Capital Resources

Our credit facility with the Bank of Scotland requires repayment of approximately $7,150,000 (outstanding balance of $7,617,000 less restricted cash on deposit of $467,000) on May 29, 2009. The holders of our Senior Convertible Notes ($65,000,000 principal balance due) have the right to demand repayment of the principal amount due on July 31, 2009.  We do not presently have a source of repayment for this credit facility or for these notes and our operations will not provide sufficient cash flow to repay these obligations.

 If we fail to repay the Bank of Scotland credit facility when it is due, it will result in an event of default under such credit agreement.  Any failure to repurchase the notes when required will result in an event of default under the indenture and could result in a cross-default under any other credit agreement to which we may be a party at such time.  In addition, the events that constitute a change in control under the indenture may also be events of default under any credit agreement or other agreement governing future debt.  These events permit the lenders under such credit agreement or other agreement to accelerate the debt outstanding thereunder and, if such debt is not paid, to enforce security interests in the collateral securing such debt or result in our becoming involved in an insolvency proceeding.

Net cash used in operating activities during the year ended December 31, 2008 was approximately $10.5 million compared to approximately $7.4 million in 2007. The increase in cash used of approximately $3.1 million is primarily the result of the following items:

-
losses from operations, excluding impairment loss, stock-based compensation and valuation reserve for advances to Litigation Trust, increased from approximately $7.5 million in 2007 to approximately $9.5 million in 2008; and

INDEX

-	the changes in other net working capital items and other assets account for the remaining negative comparative effect on net cash from operations of approximately $1.1 million.

The relatively large changes in accounts receivable and the purse liability in 2007 were related to the circumstances that created higher than normal revenues from racing in 2006. The higher revenues resulted in increased accounts receivable at December 31, 2006 and as those receivables were collected we directed a substantial amount of the collections to increased payments for purses during 2007. These payments had the effect of reducing the amount of the purse liability at December 31, 2007.

Net cash used in investing activities was approximately $30,000 for the year ended December 31, 2008. During the year ended December 31, 2007 net cash used in investing activities in was approximately $6.0 million, and consisted primarily of approximately $4.5 million in costs associated with casino development projects and advances to the Litigation Trust of $985,000.

Net cash provided by financing activity for 2008 was approximately $5.2 million representing primarily proceeds from the sale of our common stock. In 2007, net cash provided by financing activity was approximately $18.9 million representing primarily proceeds from the exercise of options to purchase our common stock.

On January 11, 2005, we entered into a credit facility with Bank of Scotland, pursuant to which Bank of Scotland agreed to provide us with a $10 million senior secured revolving loan (subject to certain reserves) that was to mature in two years. To secure the timely repayment of any borrowings by us under this credit facility, among other things, we agreed to:

•	cause Monticello Raceway Management to grant Bank of Scotland a mortgage over the 232 acres of land and improvements in Monticello, New York owned by Monticello Raceway Management;

•	cause our subsidiaries to guarantee our obligations under the credit facility;

•	pledge our equity interests in each of our current and future subsidiaries; and

•	grant Bank of Scotland a first priority secured interest in all of its assets, now owned or later acquired.

In connection with this credit facility, the Bank of New York, the noteholders’ trustee under the indenture, and Bank of Scotland, also entered into an Intercreditor Agreement so that the Bank of Scotland will have a first priority position, notwithstanding the indenture and security documents we executed on July 26, 2004 in connection with our issuance of $65 million of senior convertible notes due 2014.

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

On March 9, 2009, our Board of Directors authorized the issuance of 124,610 shares of our common stock in payment of dividends due for the year ended December 31, 2008 on our Series B Preferred Stock. The recorded value of these shares was approximately $111,000.

On February 24, 2008, we authorized issuance of 117,419 shares of our common stock as payment of dividends due for the year ended December 31, 2007 on our Series B preferred stock.  The recorded value of the shares issued was approximately $262,000.

INDEX

At December 31, 2008, we had undeclared dividends on our Series E Preferred Stock of approximately $8.4 million and undeclared dividends for 2008 on our Series B Preferred Stock of approximately $167,000.  We paid the dividends on Series B Preferred Stock by issuing common stock in March 2009.  We are in compliance with our Certificates of Designations, Preferences and Rights of the issued and outstanding preferred shares.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which addresses the application of Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements” (“SFAS 157”) for illiquid financial instruments. FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active. The adoption of FSP FAS 157-3 did not have a material effect on our consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of EITF 07-5 to have an effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. We do not expect the adoption of FAS 162 to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (“GAAP”). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We do not expect the adoption of FSP FAS 142-3 to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008.  We do not expect the adoption of SFAS 161 to have a material effect on our consolidated financial statements.

INDEX

Contractual Obligations	Payments due by period (in thousands)
	Total	Less than 1 year		1 – 3 years		3 – 5 years		More than 5 years
Senior Convertible Notes (a):
Principal	$65,000	$	----	$	----	$	----	$65,000
Estimated interest (b)	28,600		5,200		10,400		10,400	2,600
Revolving credit facility:
Principal	7,617		7,617		---		----	----
Estimated interest (b)	210		210		---		----	----

Operating lease obligations	203		201		2		---	---
Total	$101,630		$13,228		$10,402		$10,400	$67,600

(a)	The holders of our Senior Convertible Notes have the right to require us to repurchase the notes at 100% of the principal amount outstanding on July 31, 2009.

(b)	Interest is payable at 8% semi-annually on the Senior Convertible Notes and at either Prime plus 2 or Libor plus 4 on the revolving credit facility.

Subsequent Events

On March 9, 2009, our Board of Directors authorized the issuance of 124,610 shares of our common stock in payment of dividends on our Series B Preferred Stock for 2008.  The value of these shares was approximately $111,000.

Effective with the payroll period beginning March 23, 2009, the Company amended its sponsored 401(k) Plan to discontinue Company matching contributions for salaried employees.  Company matching contributions for both union employees and non-union hourly employees will continue.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

We have audited the accompanying consolidated balance sheets of Empire Resorts, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2008.  We also have audited Empire Resorts, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Empire Resorts, Inc. and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire Resorts, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Empire Resorts, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

INDEX

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements, the Company does not have a source of funds to repay either its credit facility with the Bank of Scotland when it matures on May 29, 2009 or the holders of the Senior Convertible Notes if they demand repayment on July 31, 2009. These conditions, as well as continuing net losses and negative cash flows from operating activities, raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans concerning these matters are also described in Note A.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Friedman LLP

New York, New York
March 13, 2009

INDEX

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31
(In thousands, except for per share data)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$9,687		$15,008
Restricted cash	969		1,266
Accounts receivable	1,570		1,401
Prepaid expenses and other current assets	3,500		1,244
Total current assets	15,726		18,919
Property and equipment, net	29,908		30,860
Deferred financing costs, net of accumulated amortization of $ 2,193 in 2008 and $ 1,783 in 2007	2,287		2,697
Other assets	1,175		1,723
TOTAL ASSETS	$49,096		$54,199

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving credit facility	$7,617	$	---
Senior convertible notes	65,000		---
Accounts payable	2,969		3,530
Accrued expenses and other current liabilities	5,881		6,129
Total current liabilities	81,467		9,659
Revolving credit facility	---		7,617
Senior convertible notes	---		65,000
Total liabilities	81,467		82,276

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, 5,000 shares authorized; $0.01 par value -
Series A, $1,000 per share liquidation value, none issued and outstanding	---		----
Series B, $29 per share liquidation value, 44 shares issued and outstanding	---		----
Series E, $10 per share redemption value, 1,731 shares issued and outstanding	6,855		6,855
Common stock, $0.01 par value, 75,000 shares authorized, 33,913 and 29,582 shares issued and outstanding in 2008 and 2007, respectively	339		296
Additional paid-in capital	59,379		52,845
Accumulated deficit	(98,944)		(88,073)
Total stockholders’ deficit	(32,371)		(28,077)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$49,096		$54,199

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31
(In thousands, except for per share data)

	2008	2007	2006
REVENUES:
Racing	$6,458	$8,280	$17,997
Gaming	58,109	64,290	76,510
Food, beverage and other	5,037	5,655	6,428
GROSS REVENUES	69,604	78,225	100,935
Less: Promotional allowances	(2,348)	(2,532)	(3,064)
NET REVENUES	67,256	75,693	97,871
COSTS AND EXPENSES:
Racing	6,286	7,026	11,914
Racing – settlement of Horsemen litigation	1,250	---	---
Gaming	46,729	56,334	64,533
Food, beverage and other	2,043	2,400	2,661
Selling, general and administrative expense	14,434	14,990	18,235
Depreciation	1,229	1,180	1,144
Impairment loss - deferred development costs	---	12,822	---
TOTAL COSTS AND EXPENSES	71,971	94,752	98,487
LOSS FROM OPERATIONS	(4,715)	(19,059)	(616)
Amortization of deferred financing costs	(410)	(419)	(655)
Interest expense	(5,736)	(5,932)	(5,989)
Interest income	252	761	184
NET LOSS	(10,609)	(24,649)	(7,076)
Undeclared dividends on preferred stock	(1,551)	(1,551)	(1,551)
NET LOSS APPLICABLE TO COMMON SHARES	$(12,160)	$(26,200)	$(8,627)

Weighted average common shares outstanding, basic and diluted	31,874	29,523	26,703
Loss per common share, basic and diluted	$(0.38)	$(0.89)	$(0.32)

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands)

	Preferred Stock*
	Series B			Series E		Common Stock
	Shares	Amount		Shares	Amount	Shares	Amount	Amount due from exercise of option		Additional paid-in capital	Accumulated Deficit
Balances, January 1, 2006	44	$	---	1,731	$6,855	26,312	$263	$	---	$21,728	$(56,061)

Declared and paid dividends on preferred stock	---		---	---	---	23	---		---	98	(98)
Common stock issued from exercise of stock options	---		---	---	---	3,007	30		(18,750)	19,886	---
Stock-based compensation	---		---	---	---	86	1		---	7,401	---
Net loss	---		---	---	---	---	---		---	---	(7,076)
Balances, December 31, 2006	44		---	1,731	6,855	29,428	294		(18,750)	49,113	(62,235)
Declared and paid dividends on preferred stock	---		---	---	---	19	---		---	189	(189)
Collection of amounts due from 2006 exercise	---		---	---	---	---	---		18,750	---	---
Common stock issued from exercise of stock options	---		---	---	---	46	1		---	181	---
Stock-based compensation	---		---	---	---	89	1		---	3,362	---
Net loss	---		---	---	---	---	---		---	---	(24,649)
Balances, December 31, 2007	44		---	1,731	6,855	29,582	296		---	52,845	(88,073)
Declared and paid dividends on preferred stock	---		---	---	---	117	1		---	261	(262)
Issuance of common stock	---		---	---	---	4,200	42		---	5,136	---
Common stock issued from exercise of stock options	---		---	---	---	14	---		---	13	---
Stock-based compensation	---		---	---	---	---	---		---	1,124	---
Net loss	---		---	---	---	---	---		---	---	(10,609)
Balances, December 31, 2008	44	$	---	1,731	$6,855	33,913	$339	$	---	$59,379	$(98,944)

* Series A preferred stock, none issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31
(In thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,609)	$(24,649)	$(7,076)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,229	1,180	1,144
Amortization of deferred financing costs	410	419	655
Allowance for doubtful accounts – Advances to Litigation Trust	---	985	505
Impairment loss - deferred development costs	---	12,822	---
Stock – based compensation	1,124	3,363	7,401
Loss on disposal of property and equipment	---	1	11
Changes in operating assets and liabilities:
Restricted cash (VGM Marketing and Purse Accounts)	61	609	3,076
Accounts receivable	(169)	2,401	(1,286)
Prepaid expenses and other current assets	(2,256)	1,078	(1,209)
Other assets	548	(1,049)	168
Accounts payable	(561)	(766)	396
Accrued expenses and other current liabilities	(248)	(3,806)	1,480
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(10,471)	(7,412)	5,265
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(277)	(339)	(320)
Restricted cash (Racing capital improvement)	247	(106)	(86)
Advances to Litigation Trust	---	(985)	(505)
Deferred development costs	---	(4,531)	(2,363)
NET CASH USED IN INVESTING ACTIVITIES	(30)	(5,961)	(3,274)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	---	---	141
Proceeds from issuance of common stock	5,178	---	---
Proceeds from exercise of stock options	13	18,932	1,166
Deferred financing costs	---	---	(798)
Restricted cash (Revolving credit facility)	(11)	(22)	(21)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,180	18,910	488
Net increase (decrease) in cash and cash equivalents	(5,321)	5,537	2,479
Cash and cash equivalents, beginning of year	15,008	9,471	6,992
Cash and cash equivalents, end of year	$9,687	$15,008	$9,471

The accompanying notes are an integral part of these consolidated financial statements.

(Continued)

INDEX

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31
(In thousands)

	2008	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest during the year	$5,736	$5,932	$5,989
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in settlement of preferred stock dividends	$262	$190	$98
Amount due from exercise of option	---	---	18,750
Noncash additions to deferred development costs	---	562	192

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

EMPIRE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A. Summary of Business and Basis for Presentation

Basis for Presentation

The consolidated balance sheets as of December 31, 2008 and 2007, and the consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2008, 2007 and 2006 include the accounts of Empire Resorts, Inc. and subsidiaries (“Empire”, the “Company”, “us” or “we”).

Going Concern

Our credit facility with the Bank of Scotland requires repayment of approximately $7,150,000 (outstanding balance of $7,617,000 less restricted cash on deposit of $467,000) on May 29, 2009. The holders of our Senior Convertible Notes ($65,000,000 principal balance due) have the right to demand repayment of the principal amount due on July 31, 2009.  We do not presently have a source of repayment for this credit facility or for these notes and our operations will not provide sufficient cash flow to repay these obligations.

A failure to repurchase the notes when required will result in an event of default under the indenture and could result in a cross-default under any other credit agreement to which we may be a party at such time.  In addition, the events that constitute a change in control under the indenture may also be events of default under any credit agreement or other agreement governing future debt.  These events permit the lenders under such credit agreement or other agreement to accelerate the debt outstanding thereunder and, if such debt is not paid, to enforce security interests in the collateral securing such debt or result in our becoming involved in an insolvency proceeding.

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon our ability to negotiate a renewal or extension of the maturity dates or to arrange financing with other sources to repay our credit facility with the Bank of Scotland on maturity and the holders of the Senior Convertible Notes if they demand repayment of the notes on July 31, 2009. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining financing. These factors, as well as continuing net losses and negative cash flows from operating activities, raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Nature of Business

During the past four years, we have concentrated on developing gaming operations in New York State.  Through our subsidiaries, we currently own and operate Monticello Gaming and Raceway, a video gaming and harness horseracing facility located in Monticello, New York.

 On February 8, 2008, we entered into an Agreement to Form Limited Liability Company and Contribution Agreement with Concord Associates, L.P. (“Concord”) (the “Contribution Agreement”), pursuant to which we and Concord will form a limited liability company (the “LLC”) to develop, finance and construct a hotel, convention center, gaming facility and harness horseracing track on 160 acres of land located in Kiamesha Lake, New York (the “Entertainment City Project”).  For a variety of factors, including recent conditions in the financial markets, certain contingencies for the implementation of this agreement have not been able to be achieved, and we have been exploring a number of different modifications and strategic alternatives with Concord, which could substantially affect the structure and scope of the venture.

INDEX

In its current form, the Contribution Agreement provides that we, together with our subsidiary, are to contribute our gaming and racing licenses and operations at Monticello Gaming and Raceway and Concord will contribute 160 acres of land located in Kiamesha Lake, New York (the “Concord Property”).  We and Concord would jointly develop the Entertainment City Project on the Concord Property, which is expected to include a 100,000 square foot gaming area, a harness horseracing track, convention center, hotel, golf privileges, retail stores, restaurants and various family entertainment activities. Zoning and final site plan approvals have been received for a 1.5 million-square foot facility. A gaming floor is planned to be built within the hotel, adjacent to a new 5/8th mile, state-of-the-art harness track.  Upon approval and completion of construction, the new facility is intended to significantly increase the current revenues generated for New York State, which goes to fund education.  Financing for the Entertainment City Project is proposed to be a combination of bonds issued by the Sullivan County Industrial Development Agency and financing secured from private sources.

Under the existing agreements, Concord is to have overall responsibility for the development of the Entertainment City Project and Concord’s affiliate, George A. Fuller Company, is to be the general contractor.  We are to be responsible for development of the gaming facility and for managing and operating the hotel, gaming facility and harness horseracing track.  We and Concord are to share equally the fees that we each earn in connection with our respective development and management efforts, as well as share equally any distributions available following the repayment of any debt service and the payment of any preferred returns due to any of the members of the LLC, but we are to receive a preference on the first $8 million of distributions.  Construction fees earned by George A. Fuller Company will not be shared with us.  Notwithstanding the provisions contained in the existing agreements, we have also been informed by Concord that the proposed lenders for the Entertainment City Project will not approve the Company to serve as the manager of the hotel, gaming facility and harness horseracing track.

The closing of the transaction is conditioned on, among other things, (i) distribution to us of at least $50 million (less amounts outstanding under our existing credit facility with Bank of Scotland that are to be assumed by the LLC); (ii) receipt of all necessary approvals for the transfer of our gaming and racing licenses, including from the Bank of Scotland, holders of our convertible senior notes, the New York State Racing and Wagering Board and the New York State Lottery; (iii) transfer of our obligations related to our credit facility to the LLC; (iv) entry into construction, development, casino development, casino and hotel management contracts; and (v) approval by our stockholders, if required by law.  No assurance can be given that the conditions to the closing of the transaction will be satisfied in order to complete the transaction, as planned.  We have been informed by Concord, who is responsible for obtaining financing for the Entertainment City Project, that it is highly unlikely that the financing for the Entertainment City Project will permit a distribution to us of at least $50 million. In light of these developments, we have been exploring a number of different modifications and strategic alternatives with Concord, which could substantially affect the structure and scope of the venture. While exploring these options, we continued to work together with Concord on the planning design and other aspects of the proposed project over the past year and Concord commenced construction work at the site.

Pursuant to an amendment entered into on January 30, 2009, the Contribution Agreement became terminable by either party on February 28, 2009, subject to extensions under certain conditions, but has not been terminated at the date of this filing.  However, it is not expected that the conditions to the closing of the transaction will be satisfied without significant modifications, and no assurances can be given that the parties will be able to find mutually satisfactory alternatives that would enable the consummation of a new agreement.

In the past, we have also made efforts to develop a 29.31 acre parcel of land adjacent to Monticello Gaming and Raceway as the site for the development of a Class III casino and may pursue additional commercial and entertainment projects on the remaining 200 acres of land owned by the Company that encompass the site of our current gaming and racing facility.

We operate through three principal subsidiaries, Monticello Raceway Management, Inc. (“Monticello Raceway Management”), Monticello Casino Management, LLC (“Monticello Casino Management”) and Monticello Raceway Development Company, LLC (“Monticello Raceway Development”).  Currently, only Monticello Raceway Management has operations which generate revenue. During 2008, for administrative purposes, we merged eight of our inactive subsidiaries into one entity.

INDEX

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

Note B.  Summary of Significant Accounting Policies

Revenue and expense recognition. Revenues represent (i) revenues from pari-mutuel wagering earned from live harness racing and simulcast signals from other tracks, (ii) the net win from VGMs and (iii) food and beverage sales, net of promotional allowances and other miscellaneous income.  We recognize revenues from pari-mutuel wagering earned from live harness racing and simulcast signals from other tracks, before deductions of such related expenses as purses, stakes and awards. Some elements of the racing revenue from Off-track Betting Corporations (“OTBs”) are recognized as collected. Revenue from the VGM operations is the difference between the amount wagered by bettors and the amount paid out to bettors and is referred to as the net win.  The net win is included in the amount recorded in our consolidated financial statements as gaming revenue. We report incentives related to VGM play and points earned in loyalty programs as a reduction of gaming revenue. Operating costs include (i) the amounts paid to the New York State Lottery for the State’s share of the net win, (ii) amounts due to the Horsemen and Breeder’s for their share of the net win and (iii) amounts paid for harness racing purses, stakes and awards. Also included in operating costs are the costs associated with the sale of food, beverage and other miscellaneous items and the marketing allowance from the New York State Lottery.

We currently have a point loyalty program (“Player’s Club”) for our VGM customers which allows them to earn points based on the volume of their VGM activity. The estimated redemption value of points earned by customers is recorded as an expense in the period the points are earned. We estimate the amount of points which will be redeemed and record the estimated redemption value of those points as a reduction from revenue in promotional allowances. The factors included in this estimation process include an overall redemption rate, the cost of awards to be offered and the mix of cash, goods and services for which the points will be redeemed. We use historical data to estimate these amounts.  The liability recorded for unredeemed points was approximately $190,000 and $191,000 at December 31, 2008 and 2007, respectively.  These amounts are reflected in accrued expenses and other current liabilities.

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents.  Cash and cash equivalents include cash on account, demand deposits and certificates of deposit with original maturities of three months or less at acquisition.  The Company maintains significant cash balances with financial institutions, which are not covered by the Federal Deposit Insurance Corporation. The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash. Approximately $1.1 million of cash is held in reserve in accordance with New York State Lottery regulations.  We granted the New York State Lottery a security interest in the segregated cash account used to deposit New York State Lottery’s share of net win in accordance with the New York State Lottery Rules and Regulations.

INDEX

Restricted Cash.  We have four types of restricted cash accounts.

Under New York State Racing, Pari-Mutuel Wagering and Breeding Law, Monticello Raceway Management is obliged to withhold a certain percentage of certain types of wagers towards the establishment of a pool of money, the use of which is restricted to the funding of approved capital improvements.  Periodically during the year, Monticello Raceway Management petitions the Racing and Wagering Board to certify that the noted expenditures are eligible for reimbursement from the capital improvement fund.  The balances in this account were approximately $99,000 and $346,000 at December 31, 2008 and 2007, respectively.

Pursuant to our contract with the Monticello Harness Horsemen’s Association (the “Horsemen”) we established an account to segregate amounts collected and payable to the Horsemen as defined in that contract (see Note M). The balance in this account was approximately $17,000 at December 31, 2008.

In April 2005, the New York law governing VGM operations was modified to provide an increase in the revenues retained by the VGM operator. A portion of that increase was designated as a reimbursement of marketing expenses incurred by the VGM operator. The amount of revenues directed toward this reimbursement is deposited in a bank account under the control of the New York State Lottery and the VGM operator. The funds are transferred from this account to the VGM operator upon the approval by the Lottery officials of the reimbursement requests submitted by the VGM operator. The balances in this account were approximately $386,000 and $466,000 at December 31, 2008 and 2007, respectively.

In connection with our revolving credit agreement, we agreed to maintain a restricted reserve bank account with the lending institution. The balances in this account, including interest were approximately $467,000 and $455,000 at December 31, 2008 and 2007, respectively.

Accounts Receivable.  Accounts receivable are stated at the amount we expect to collect. If needed, an allowance for doubtful accounts is recorded based on information on specific accounts. Accounts are considered past due or delinquent based on contractual terms and how recently payments have been received.  In the normal course of business, we settle wagers for other racetracks and are potentially exposed to credit risk.  We have not experienced significant losses regarding the settlement of wagers.  These wagers are included in accounts receivable.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

INDEX

Deferred Development Costs.  Deferred development costs are recorded at cost. In connection with our development activities, we have made advances to tribes for development assistance and to facilitate the establishment and initial operations of tribal gaming authorities. We have also incurred costs associated with development activities, including salaries of employees engaged in those activities that were capitalized as deferred development costs. We have provided technical assistance, engaged and paid attorneys and consultants and provided other support for our Indian partners in matters relating to land claims against the State of New York and agreements for development and operation of the proposed Class III casino developments. We periodically review deferred development costs for impairment as further described below. As of December 31, 2007, all deferred development costs were impaired and written off. During 2008, we did not incur any expenses which were treated as deferred development costs.

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

Loss Contingencies.  There are times when non-recurring events occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for loss contingencies typically relate to certain legal proceedings, customer and other claims and litigation. As required by Statement of Financial Accounting Standards (“SFAS”) No. 5, we determine whether an accrual for a loss contingency is appropriate by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our legal proceedings and other claims based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies.

Loss Per Common Share.  We compute basic loss per share by dividing loss applicable to common shares by the weighted-average common shares outstanding for the year. Diluted loss per share reflects the potential dilution of losses that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the losses of the entity.  Since the effect of outstanding options and warrants is anti-dilutive with respect to losses, they have been excluded from our computation of loss per common share.  Therefore, basic and diluted losses per common share for the years ended December 31, 2008, 2007 and 2006 are the same amount.

The following table shows the securities outstanding at December 31, 2008, 2007 and 2006 that could potentially dilute basic earnings per share in the future but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

	Outstanding at December 31,
	2008	2007	2006
Options	2,824,000	2,403,000	3,284,000
Warrants	250,000	250,000	250,000
Shares issuable upon conversion of convertible debt	5,175,000	5,175,000	5,175,000
Unvested restricted stock	---	---	89,000
Total	8,249,000	7,828,000	8,798,000

Fair Value.  In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. We elected the deferral option available for one year for non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).

As permitted, we chose not to elect the fair value option as prescribed by FASB SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, for our financial assets and liabilities that had not been previously carried at fair value.

INDEX

Our financial instruments are comprised of current assets and current liabilities, which include our revolving credit facility and senior convertible notes at December 31, 2008. Current assets and current liabilities approximate fair value due to their short term nature.

Advertising.  We record as current operating expense the costs of general advertising, promotion and marketing programs at the time those costs are incurred. Advertising expense was approximately $767,000, $949,000 and $1,740,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), "Share Based Payment"("SFAS No. 123(R)") using the modified-prospective method. We had adopted the fair value approach contained in SFAS No. 123 effective January 1, 2003 and we have consistently used the Black-Scholes-Merton formula to estimate the fair value of stock options granted in the periods since that time. As of December 31, 2008, there was approximately $358,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a period of 2 years. This expected cost does not include the impact of any future stock-based compensation awards.

 Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which addresses the application of SFAS 157 for illiquid financial instruments. FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active. The adoption of FSP FAS 157-3 did not have a material effect on our consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of EITF 07-5 to have an effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. We do not expect the adoption of FAS 162 to have a material impact on our consolidated financial statements.

INDEX

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (“GAAP”). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We do not expect the adoption of FSP FAS 142-3 to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008.  We do not expect the adoption of SFAS 161 to have a material effect on our consolidated financial statements.

Note C. Property and Equipment

Property and equipment at December 31 consists of:

	(in thousands)
	2008	2007
Land	$770	$770
Land improvements	1,539	1,539
Buildings	4,583	4,583
Building improvements	24,666	24,621
Vehicles	157	137
Furniture, fixtures and equipment	3,362	3,150
	35,077	34,800
Less – Accumulated depreciation	(5,169)	(3,940)
	$29,908	$30,860

Depreciation expense was approximately $1,229,000, $1,180,000 and $1,144,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

 The VGMs in our facility are owned by the New York State Lottery and, accordingly, our consolidated financial statements include neither the cost of those devices nor the depreciation for them.

Note D.  Deferred Development Costs

We have been working to develop a Class III casino with various Indian tribes beginning in 1996.  Our most recent efforts have been in partnership with the St. Regis Mohawk Tribe focused on a site owned by us adjacent to our Monticello, New York facility. We have recorded costs associated with these activities as deferred development costs while the projects were being actively pursued. As a result of actions by the Bureau of Indian Affairs and other factors, these efforts have not been successful.

INDEX

On July 18, 2008, our subsidiaries, Monticello Raceway Management, Monticello Raceway Development and Monticello Casino Management entered into a settlement agreement with the St. Regis Mohawk Gaming Authority and the St. Regis Mohawk Tribe pursuant to which the parties agreed to release all claims against the other parties. The settlement was amended on October 9, 2008 to eliminate any remaining unfulfilled conditions and included our agreement to reimburse the St. Regis Mohawk Tribe approximately $444,000 for expenses incurred by them in connection with the project. We have recorded that amount as an expense in the year ended December 31, 2008.

We do not have any current agreements relating to future developments with any Indian tribes.

In accordance with our accounting policy on impairment of long-lived assets, we reviewed the carrying value of the deferred development costs and determined that circumstances warranted the recognition of an impairment loss for the year ended December 31, 2007. During 2008, we did not incur any expenses which were treated as deferred development costs.

The following table reflects activity in the deferred development cost accounts for the year ended December 31, 2007.

		Activity for the Year Ended December 31, 2007
	Balance January 1, 2007	Additions	Impairment	Balance December 31, 2007
	(in thousands)
Advances to and payments on behalf of the St. Regis Mohawk Tribe:
Advances for operations of Tribal Gaming Authority	$381	$759	$(1,140)	$	---
Legal fees and other professional fees relating to casino resort development	1,895	4,205	(6,100)		---
Costs specifically associated with site at Raceway	5,453	129	(5,582)		---
Total development costs	$7,729	$5,093	$(12,822)	$	---

Note E.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised of the following at December 31, 2008 and 2007:

	2008	2007
	(in thousands)
Liability for horseracing purses	$1,297	$1,113
Accrued interest	2,167	2,167
Accrued payroll	895	716
Accrued other	1,522	2,133
Total accrued expenses and other current liabilities	$5,881	$6,129

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

INDEX

The notes are our senior obligations and those of our subsidiaries, ranking senior in right of payment to all of our existing and future subordinated indebtedness and ranking equally in right of payment with existing and future senior indebtedness.  The notes are secured by our tangible and intangible assets and by a pledge of the equity interests of each of our subsidiaries and a mortgage on our property in Monticello, New York.

The notes initially accrued interest at an annual rate of 5.5%, which would be maintained with the occurrence of the “Trigger Event”, as defined. Since the events that constitute the “Trigger Event” have not occurred, the notes have accrued interest from and after July 31, 2005 at an annual rate of 8%. The interest rate will return to 5.5% upon the occurrence of the Trigger Event. The holders of the notes have the option to convert the notes into shares of our common stock at any time prior to maturity, redemption or repurchase. The initial conversion rate is 72.727 shares per each $1,000 principal amount of notes. This conversion rate was equivalent to an initial conversion price of $13.75 per share. Since the Trigger Event did not occur on or prior to July 31, 2005, the initial conversion rate per each $1,000 principal amount of notes was reset to $12.56 per share. This rate would result in the issuance of 5,175,159 shares upon conversion

The holders of our senior secured convertible notes are entitled to demand repayment of the notes on July 31, 2009.  We will not have sufficient financial resources and may be unable to arrange financing to pay the purchase price for all of such notes tendered by the holders in connection with any such repurchase.

 A failure to repurchase the notes when required will result in an event of default under the indenture and could result in a cross-default under any other credit agreement to which we may be a party at such time.  In addition, the events that constitute a change in control under the indenture may also be events of default under any credit agreement or other agreement governing future debt.  These events permit the lenders under such credit agreement or other agreement to accelerate the debt outstanding thereunder and, if such debt is not paid, to enforce security interests in the collateral securing such debt or result in our becoming involved in an insolvency proceeding.

We recognized approximately $5.2 million in interest expense for the senior convertible notes for the years ended December 31, 2008, 2007 and 2006, respectively.

Note G.  Revolving Credit Facility

On January 11, 2005, we entered into a credit facility with Bank of Scotland.  The credit facility provides for a $10 million senior secured revolving loan (subject to certain reserves) that matures on May 29, 2009. As security for borrowings under the facility, we agreed to have our wholly owned subsidiary, Monticello Raceway Management, grant a mortgage on the Raceway property and our subsidiaries guarantee its obligations under the credit facility.  We also agreed to pledge our equity interests in all of our current and future subsidiaries, maintain certain reserves, and grant a first priority secured interest in all of our assets, now owned or later acquired.  This arrangement contains financial covenants.  The credit facility also contains an acceleration clause which states that Bank of Scotland may accelerate the maturity in the event of a default by the Company.

In connection with this credit facility, the Bank of Scotland has also entered into an Inter-creditor Agreement with The Bank of New York so that Bank of Scotland will be entitled to a first priority position notwithstanding the Indenture and security documents entered into on July 26, 2004 in connection with our issuance of $65 million of senior convertible notes.

On June 21, 2007, we entered into an amendment to our credit facility with Bank of Scotland. The amendment, among other things, (i) extended the maturity date of the loan agreement from January 11, 2008 to January 7, 2009, (ii) amended the interest rates of loans under the credit facility to a rate of prime plus 1.5% until July 31, 2008 and prime plus 2.0% thereafter or LIBOR plus 3.5% until July 31, 2008 and LIBOR plus 4.0% thereafter and (iii) deleted all references to Interest Advances and Line of Credit Cash Collateral Advances such that the Loan Agreement now provides for total loans of up to $10 million.  We have the right to elect the method of determining the interest rate to be applied. In addition, pursuant to this amendment, we are required to maintain an unrestricted cash balance of an amount that, when added to the unused balance available under the credit facility, is not less than $5 million.  On March 14, 2008, we entered into an additional amendment to our credit facility with Bank of Scotland that extends the maturity date of the loan agreement from January 7, 2009 to May 29, 2009.

INDEX

We cannot provide any assurance that we will have sufficient financial resources, or will be able to arrange financing, to repay our credit facility when it matures on May 29, 2009. If we fail to repay the Bank of Scotland credit facility when it is due, it will result in an event of default under our credit agreement.   In addition, the events that constitute a change in control under the indenture may also be events of default under any credit agreement or other agreement governing future debt.  These events permit the lenders under our credit agreement or other agreement to accelerate the debt outstanding thereunder and, if such debt is not paid, to enforce security interests in the collateral securing such debt or result in our becoming involved in an insolvency proceeding.

We recognized approximately $536,000, $732,000 and $789,000 in interest expense associated with the facility for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, we were in compliance with the financial covenants contained in our agreement with the Bank of Scotland.

Note H. Stockholders’ Equity

Common Stock

On March 31, 2008, we entered into an agreement with a major stockholder to issue 4.2 million shares of our common stock at a price per share of $1.233 for an aggregate amount of $5,178,600. This agreement was amended on April 28, 2008 and June 26, 2008 to provide for the sale of 811,030 shares (for $1 million) on April 28, 2008, the sale of 811,030 shares (for $1 million) on May 30, 2008, the sale of 811,030 shares (for $1 million) on June 30, 2008, the sale of 811,030 shares (for $1 million) on July 31, 2008 and the sale of 955,880 shares ($1,178,600) on August 29, 2008, unless those terms are modified by mutual agreement. During the year ended December 31, 2008, we issued 4.2 million shares for $5,178,600 pursuant to this agreement.

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

On May 23, 2005 we granted our Chief Executive Officer 261,023 restricted shares of common stock pursuant to his employment agreement, of which 86,138 shares vested on August 17, 2005, 86,138 shares vested on May 23, 2006 and 88,747 vested on May 23, 2007. The expense associated with these issues was approximately $109,000 and $387,000 for the years ended December 31, 2007 and 2006, respectively.

Preferred Stock and Dividends

Our Series B Preferred Stock has voting rights of 0.8 votes per share and each share is convertible into 0.8 shares of common stock. It has a liquidation value of $29 per share and is entitled to annual cumulative dividends of $2.90 per share payable quarterly in cash. We have the right to pay the dividends on an annual basis by issuing shares of our common stock at the rate of $3.77 per share. The value of common shares issued as payment is based upon the average closing price for the common shares for the 20 trading days preceding January 30 of the year following that for which the dividends are due. At December 31, 2008 and 2007, there were 44,258 shares of Series B Preferred Shares outstanding.

At December 31, 2008, we had undeclared dividends on the Series B Preferred Stock of approximately $167,000. On March 9, 2009 our Board of Directors authorized issuance of 124,610 shares of common stock in payment of the amount due.  The value of these shares when issued was approximately $111,000.

INDEX

At December 31, 2007, we had undeclared dividends on the Series B Preferred Stock of approximately $167,000. On February 25, 2008 our Board of Directors authorized the issuance of 117,419 shares of our common stock in payment of the amount due. The value of these shares when issued was approximately $262,000.

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

At December 31, 2008, we had cumulative undeclared dividends on our Series E Preferred Stock of approximately $8.4 million.

Note I.  Stock Options and Warrants

On August 17, 2005 our shareholders approved the 2005 Equity Incentive Plan. We have reserved 3.5 million shares of common stock for issuance in connection with this plan.

On May 12, 2004 our shareholders approved the 2004 Stock Option Plan. We have reserved 250,000 shares of common stock for issuance in connection with this plan.

On November 12, 2004 we granted an option to purchase, under certain conditions, 5,188,913 shares of our common stock at $7.50 per share to entities with whom we had reached a merger and contribution agreement. The grant became effective on August 20, 2005. On December 30, 2005 we reached an agreement with those entities to terminate the merger and contribution agreement. The options expired on December 29, 2006 and we recorded the value of those options at the effective date (approximately $1.7 million) as stock based compensation, which was included in the write off of deferred development costs for the year ended December 31, 2005.  On December 28, 2006 the grantee elected to exercise 2.5 million of the options pursuant to this agreement and we agreed that receipt of the option purchase price be no later than January 31, 2007. Also on December 28, 2006, we modified the agreement to extend the expiration date for 1.0 million of the original options to December 27, 2007 and to let expire the balance of 1,688,913 of the options granted on November 12, 2004. In January 2007, we received proceeds of $18.75 million for the option purchase price as mentioned above. Stock based compensation expense for the year ended December 31, 2006 includes approximately $3.5 million in expense for this extension.

Stock-based compensation expense totaled approximately $1,124,000, $3,363,000 and $7,401,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

During the years ended December 31, 2008, 2007 and 2006 we received approximately $13,000, $18,932,000 and $1,166,000, respectively, of proceeds from shares of common stock issued as a result of the exercise of stock options.  We issued approximately 14,000, 2,546,000 and 507,000 shares of common stock as a result of these exercises during the years ended December 31, 2008, 2007 and 2006, respectively.

The following table sets forth the weighted average assumptions used in applying the Black Sholes option pricing model to the option grants in 2008, 2007 and 2006.

	2008	2007	2006
Weighted average fair value of options granted	$2.19	$7.35	$5.19
Expected dividend yield	0%	0%	0%
Expected volatility	97.4% - 105.6%	82.4% - 85.1%	89.5% - 96.2%
Risk – free interest rate	2.5% - 4.0%	4.1% - 4.9%	4.7% - 4.9%
Expected life of options	5 - 10 years	9 - 10 years	10 years

INDEX

The following table reflects stock option activity in 2008, 2007 and 2006.

	Approximate number of shares	Range of exercise prices per share	Weighted average exercise price per share
Options outstanding at January 1, 2006	7,786,000		$6.63
Granted in 2006	245,000	$4.26 - $5.53	$5.19
Exercised in 2006	(3,007,000)	$2.12 - $7.50	$6.62
Cancelled in 2006	(1,740,000)	$2.12 - $11.97	$7.51
Options outstanding at December 31, 2006	3,284,000		$6.06
Granted in 2007	385,000	$4.53 - $8.74	$7.35
Exercised in 2007	(47,000)	$2.12 - $ 6.75	$3.90
Cancelled in 2007	(1,219,000)	$2.12 - $ 14.25	$7.57
Options outstanding at December 31, 2007	2,403,000		$5.54
Granted in 2008	456,000	$1.00 - $2.98	$2.19
Exercised in 2008	(14,000)	$1.00	$1.00
Cancelled in 2008	(21,000)	$2.12 - $ 6.75	$5.78
Options outstanding at December 31, 2008	2,824,000		$5.02

INDEX

The following table reflects information on stock options outstanding at December 31, 2008.

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Average Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.12	29,400	2.0	$2.12	29,400	$2.12
$4.40	5,500	0.5	$4.40	5,500	$4.40
$7.00	45,000	3.6	$7.00	45,000	$7.00
$11.97	40,000	5.2	$11.97	40,000	$11.97
$14.25	71,500	5.4	$14.25	71,500	$14.25
$8.63	10,000	5.6	$8.63	10,000	$8.63
$8.51	40,000	1.0	$8.51	40,000	$8.51
$8.26	30,000	6.2	$8.26	30,000	$8.26
$3.99	1,214,092	6.4	$3.99	1,214,092	$3.99
$4.02	15,000	6.6	$4.02	15,000	$4.02
$3.93	35,000	6.6	$3.93	35,000	$3.93
$5.10	15,000	6.9	$5.10	15,000	$5.10
$6.75	243,100	7.0	$6.75	243,100	$6.75
$4.26	55,000	7.2	$4.26	55,000	$4.26
$5.53	163,334	7.6	$5.53	153,334	$5.53
$8.74	65,000	8.1	$8.74	55,000	$8.74
$7.40	240,000	8.4	$7.40	193,333	$7.40
$5.25	25,000	8.6	$5.25	25,000	$5.25
$4.53	30,000	8.6	$4.53	30,000	$4.53
$8.74	15,000	8.1	$8.74	15,000	$8.74
$1.00	151,250	9.0	$1.00	151,250	$1.00
$2.22	10,000	4.2	$2.22	10,000	$2.22
$2.67	15,000	9.5	$2.67	15,000	$2.67
$2.67	7,500	4.5	$2.67	7,500	$2.67
$2.98	235,000	4.6	$2.98	78,333	$2.98
$1.88	18,750	9.9	$1.88	18,750	$1.88

	2,824,426		$5.02	2,601,092	$5.09

Note J.  Income Taxes

The Company and all of its subsidiaries file a consolidated income tax return. At December 31, 2008 and 2007, the estimated Company’s deferred income tax assets and liability were comprised of the following:

	2008		2007
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards		$65,180		$59,903
Stock – based compensation		1,884		1,384
Allowance for doubtful accounts – Litigation Trust		---		1,100
Contributions		132		113
Depreciation		6		2
Net deferred tax assets		67,202		62,502
Valuation allowance		(67,202)		(62,502)
Deferred tax assets, net	$	----	$	----

INDEX

The following is a reconciliation of the federal statutory tax rate to our effective tax rate:

	Year ended December 31,
	2008	2007	2006
Tax provision at federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net	9.0%	9.0%	9.0%
Permanent items	0.3%	1.5%	29.9%
Change in valuation allowance	(44.3)%	(45.5)%	(73.9)%
Effective tax rate	0.0%	0.0%	0.0%

There are limits on our ability to use our current net operating loss carry forwards, potentially increasing future tax liability.  As of December 31, 2008, we had net operating loss carry forwards of approximately $148 million that expire between 2009 and 2028.   The 2004 merger of our operations with Catskills Development LLC, however, will not permit us to use the entire amount of the net operating losses due to the change in control of the Company.  A limited amount of the net operating loss carry-forward may be applied in future years based upon the change of control and existing income tax laws.

As of December 31, 2008, we do not have any uncertain tax positions under the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). As a result, there are no unrecognized tax benefits as of December 31, 2008. If we were to incur any interest and penalties in connection with income tax deficiencies, we would classify interest in the "interest expense" category and classify penalties in the "non-interest expense" category within the consolidated statements of operations.

  We file tax returns in the U.S. federal jurisdiction and in various states. All of our federal and state tax filings as of December 31, 2007 have been timely filed.  We are subject to U.S. federal or state income tax examinations by tax authorities for years after 2004.  During the periods open to examination, we have net operating loss and tax credit carry forwards that have attributes from closed periods. Since these net operating loss and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

Note K. Concentration

Two debtors, New York OTB and Nassau OTB, represented approximately 41% and 18%, respectively of the total outstanding accounts receivable as of December 31, 2008 and one debtor, New York OTB, represented approximately 39% of the total outstanding accounts receivable as of December 31, 2007.

Note L. Employee Benefit Plan

Our eligible employees may participate in a Company-sponsored 401(k) benefit plan. This Plan covers substantially all employees not eligible for plans resulting from collective bargaining agreements and permits employees to defer up to 15% of their salary up to statutory maximums. The plan also provides for matching contributions by us of up to 100% of salary deferrals that do not exceed 3% of compensation plus 50% of salary deferrals between 3% and 5% of compensation. Our matching contributions for the years ended December 31, 2008 and 2007, respectively, were approximately $215,000 and $213,000. The plan became effective on August 1, 2006 and the matching contributions for the year ended December 31, 2006 were approximately $136,000. As of December 31, 2008, 131 employees participated in the plan.

INDEX

Note M.  Commitments and Contingencies

Legal Proceedings

In connection with a new contract with the Horsemen entered into as of July 1, 2008, we have agreed to pay $1.25 million to settle all pending litigation between us and the Horsemen, including Monticello Harness Horsemen’s Association, Inc. v. Monticello Raceway Management, Inc. pending in the Supreme Court of the State of New York, County of Sullivan and Monticello Harness Horsemen's Association, Inc. v. Monticello Raceway Management, Inc. pending in the Supreme Court of the State of New York, County of Sullivan. $1 million of the settlement will be paid in the form of purses and the remaining $250,000 was paid in cash during the year ended December 31, 2008.

The new contract with the Horsemen makes provision for, among other things; 1) the transfer of racing operations to the Concord site anticipated in connection with the Entertainment City Project, in the event that the Entertainment City Project is built prior to the expiration of the term of the agreement, 2) an initial two year term that extends for an additional 20 years if construction financing for the Entertainment City Project is obtained prior to July 31, 2010, 3) payments from the date of execution until the opening of the Entertainment City Project of the greater of 8.75% of VGM revenue or $5,000,000 on an annual basis, and 4) annual payments beginning with the opening of the Entertainment City Project of $5,350,000 with an annual addition of $500,000 per year. In addition, the agreement requires that we reduce our purse liability to $600,000 (on the basis of cash collected) by December 31, 2008 and post a bond issued by a banking or insurance company with an “A” rating according to Best’s, in the amount of Seven Hundred Fifty Thousand Dollars ($750,000) securing our obligation to fund the Horsemen's purse account.

On December 17, 2008, the New York State Court of Appeals reversed a November 2007 decision from the Appellate Division – Third Department of the New York State Supreme Court regarding various racing revenues previously paid by the OTBs to Monticello Gaming and Raceway and Yonkers Raceway, more commonly known in the industry as “dark day monies,” and out-of-state OTB commissions.  The practical result of the OTB Appellate Division decision had been that the OTBs were not responsible for paying dark day monies to Monticello Gaming and Raceway or Yonkers Raceway and were obligated to pay a lesser amount of out-of-state OTB commissions to the tracks.

We are a party from time to time to various other legal actions that arise in the normal course of business.  In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

Letter of Credit

In connection with a $600,000 bond required by the New York State Lottery we placed a $150,000 certificate of deposit as collateral for a $150,000 Letter of Credit issued on our behalf to the bonding company as of June 11, 2008.

Litigation Trust

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

On October 21, 2008, we were advised that a decision rendered in the case which involved the Litigation Trust was adverse to the position of the Trust.  As a result, it appears very unlikely that we will recover any of the amounts advanced to the Trust.  This has no affect on our consolidated financial statements as we have provided for a full valuation reserve against those advances as they were made.  We have written off the receivable against the previously recorded valuation allowance at December 31, 2008.

INDEX

Note N.  Subsequent Events

On March 9, 2009, our Board of Directors authorized the issuance of 124,610 shares of our common stock in payment of dividends on our Series B Preferred Stock for 2008. The value of these shares when issued was approximately $111,000.

Effective with the payroll period beginning March 23, 2009, the Company amended its sponsored 401(k) Plan to discontinue Company matching contributions for salaried employees.  Company matching contributions for both union employees and non-union hourly employees will continue.

Note O.  Unaudited Quarterly Data (in thousands)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Net revenue	$15,652	$17,645	$20,343	$13,616
Net loss	(3,840)	(1,995)	(2,094)	(2,680)
Net loss applicable to common shares	(4,228)	(2,383)	(2,482)	(3,067)
Net loss per common share, basic and diluted	(0.14)	(0.08)	(0.07)	(0.09)

2007
Net revenue	$18,229	$19,609	$22,463	$15,392
Net loss	(4,251)	(3,274)	(2,153)	(14,971)
Net loss applicable to common shares	(4,639)	(3,662)	(2,541)	(15,358)
Net loss per common share, basic and diluted	(0.16)	(0.12)	(0.09)	(0.52)

2006
Total revenue	$22,639	$25,846	$28,660	$20,726
Net income (loss)	(1,796)	(386)	191	(5,085)
Net loss applicable to common shares	(2,184)	(774)	(197)	(5,472)
Net loss per common share, basic and diluted	(0.08)	(0.03)	(0.01)	(0.20)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

INDEX

The evaluation of Empire Resorts, Inc.’s disclosure controls and procedures and internal control over financial reporting included a review of our objectives and processes, implementation by us and the effect on the information generated for use in this Annual Report.  In the course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act of 2002, we sought to identify material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting that would have a material effect on our consolidated financial statements, and to confirm that any necessary corrective action, including process improvements, were being undertaken.  Our evaluation of our disclosure controls and procedures is done quarterly and management reports the effectiveness of our controls and procedures in our periodic reports filed with the SEC. Our internal control over financial reporting is also evaluated on an ongoing basis by our internal auditors and by other individuals in our organization.  The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and internal control over financial reporting and to make modifications as necessary.  We periodically evaluate our processes and procedures and make improvements as required.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Additionally, Friedman LLP, an independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008.  This report is included in Item 8 of this Annual Report on Form 10-K.

INDEX

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
John Sharpe	67	Chairman of the Board(1)
David P. Hanlon	64	Chief Executive Officer, President and Director(2)
Paul A. deBary	62	Director(1)
Ralph J. Bernstein	51	Director(1)
Frank Catania	67	Director(3)
Richard Robbins	68	Director(2)
James Simon	62	Director(3)
Bruce M. Berg	49	Director(3)
Kenneth Dreifach	43	Director(2)
Ronald J. Radcliffe	65	Chief Financial Officer
Hilda Manuel	58	Senior V.P. for Native American Affairs and Chief Compliance Officer
Clifford A. Ehrlich	49	Executive Vice President and General Manager
Charles Degliomini	50	Senior V.P. – Government Relations and Corporate Communications

_____________

(1)	Class I Director

(2)	Class II Director

(3)	Class III Director

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

The business experience of each or our directors and executive officers is as follows:

John Sharpe. John Sharpe, 67, is our Chairman of the Board of Directors. Most recently, Mr. Sharpe served as President and Chief Operating Officer of Four Seasons Hotels & Resorts, from which he retired in 1999 after 23 years of service.  During his tenure at Four Seasons, the world’s largest operator of luxury hotels, Mr. Sharpe directed worldwide hotel operations, marketing and human resources, and helped create Four Seasons’ renowned reputation for the highest level of service in the worldwide hospitality industry. In 1999, Mr. Sharpe was bestowed with the “Corporate Hotelier of the World” award by Hotels Magazine, Inc. Mr. Sharpe also received the “Silver Plate” award from the International Food Manufacturers Association, and the “Gold Award” from the Ontario Hostelry Institute.  Mr. Sharpe graduated with a B.S. in hotel administration from Cornell University and is a former trustee of the Culinary Institute of America, and former chair of the Industry Advisory Council at the Cornell Hotel School.  Mr. Sharpe previously served as executive-in-residence, School of Hotel Administration, Cornell University; chair, board of governors, Ryerson University, Toronto, Canada, and co-chair, American Hotel Foundation, Washington, D.C.  Mr. Sharpe has served as a director since August 2003 and became Chairman of the Board in May 2005.

INDEX

David P. Hanlon.  David P. Hanlon, 64, is currently our Company’s Chief Executive Officer and President and a member of the Board of Directors.  He previously served as Vice Chairman of the Board and has been a director since 2003. Since October 2006, Mr. Hanlon has also served as a director for RemoteMDx, Inc., a company that markets and sells patented wireless location technologies and related monitoring services.  Prior to starting his own gaming consulting business in 2000, in which he advised a number of Indian and international gaming ventures, Mr. Hanlon was President and Chief Operating Officer of Rio Suites Hotel & Casino from 1996-1999, a period in which the Rio Suites Hotel & Casino underwent a major expansion.  From 1994-1995, Mr. Hanlon served as President and Chief Executive Officer of International Game Technology, the world’s leading manufacturer of microprocessor gaming machines.  From 1988-1993, Mr. Hanlon served as President and Chief Executive Officer of Merv Griffin’s Resorts International, and prior to that, Mr. Hanlon served as President of Harrah’s Atlantic City (Harrah’s Marina and Trump Plaza).  Mr. Hanlon’s education includes a B.S. in Hotel Administration from Cornell University, an M.S. in Accounting, an M.B.A. in Finance from the Wharton School, University of Pennsylvania, and he completed the Advanced Management Program at the Harvard Business School.

Paul A. deBary. Paul A. deBary, 62, is a managing director at Marquette deBary Co., Inc., a New York based broker-dealer, where he serves as a financial advisor for state and local government agencies, public and private corporations and non-profit organizations. Prior to assuming his current position, Mr. deBary was a managing director in the Public Finance Department of Prudential Securities from 1994 to 1997. Mr. deBary was also a partner in the law firm of Hawkins, Delafield & Wood in New York from 1975 to 1994. Mr. deBary received an AB in 1968, and an M.B.A. and J.D. in 1971 from Columbia University.  Mr. deBary is a member of the American Bar Association, the New York State Bar Association, and the Association of the Bar of the City of New York.  Mr. deBary is also a member of the Board of Managers of Teleoptic Digital Imaging, LLC, and serves as a director of several non-profit organizations, including New Neighborhoods, Inc., AA Alumni Foundation and the Society of Columbia Graduates.  Mr. deBary also serves as Chairman of the Board of Ethics of the Town of Greenwich, Connecticut.  Mr. deBary has served as a director since March 2002.

Ralph J. Bernstein. Ralph J. Bernstein, 51, is a co-founder and general partner of Americas Partners, an investment firm.  Mr. Bernstein also serves as a director for Air Methods Corporation.  Mr. Bernstein received a B.A. in economics from the University of California at Davis. Mr. Bernstein has served as a director since August 2003.

Frank Catania. Frank Catania, 67, has been a principal at Catania Consulting Group and a lawyer at Catania & Associates since January 1999. Prior to this, he was the assistant attorney general and director of New Jersey’s Division of Gaming Enforcement, a position he took in 1994. Mr. Catania was a managing partner at the law offices of Catania & Harrington up until that time and was engaged in all aspects of civil and criminal litigation, real estate transactions, and corporate representation. He was also elected and served as the assemblyman for New Jersey’s 35th Legislative District from 1990 through 1994. Mr. Catania is currently a member of the International Masters of Gaming Law association and was chairman of the International Association of Gaming Regulators from 1998 to 1999. Mr. Catania has served as a director of Nevada Gold & Casinos, Inc., a company based in Houston, Texas that is a developer, owner and operator of gaming facilities, since February 2009.  He has a J.D. from Seton Hall University School of Law and a B.A. from Rutgers College. Mr. Catania became a director in November 2005.

Richard Robbins.  Richard L. Robbins, 68, served from October 2003 through January 2004 as Senior Vice President, Financial Reporting of Footstar, Inc., a nationwide retailer of footwear.  He was Senior Vice President Financial Reporting and Control and Principal Financial Officer of Footstar, Inc. from January 2004 until March 2006. Footstar, Inc. filed for bankruptcy protection in March 2004 and emerged from bankruptcy in February 2006. From July 2002 to October 2003, Mr. Robbins was a partner in Robbins Consulting LLP, a financial, strategic and management consulting firm. From 1978 to 2002, Mr. Robbins was a partner of Arthur Andersen LLP. Mr. Robbins is currently a member of the board of directors of BioScrip, Inc., a community pharmacy and specialty drug company.  Mr. Robbins became a director in August 2007.

INDEX

James Simon.  James Simon, 62, has served as President and Chief Executive Officer of J. Simon & Associates Inc., a management and marketing consulting firm, since 1992.  He has also served as President and Chief Executive Officer of Strategic Marketing Consultants, Inc., a management and marketing consulting firm that he co-founded in 1994.  Mr. Simon has a BGS undergraduate degree from University of Nebraska and an MS graduate degree from University of Kansas.  Mr. Simon became a director in August 2007.

Bruce M. Berg.  Bruce M. Berg, 49, has served as Chief Executive Officer of Fuller Development Company, the real estate development subsidiary of Cappelli Enterprises, Inc., since 2000.  Prior to joining Cappelli Enterprises, Inc., he served as Director of Development for Disney Development Company, the corporate real estate arm of The Walt Disney Company.  Prior to that, Mr. Berg was a Project Manager for Xerox Realty Corporation.  Mr. Berg has an M.B.A. from Columbia Business School and an undergraduate degree from Trinity College.  Mr. Berg became a director in June 2008.

Kenneth Dreifach.  Kenneth Dreifach, 43, has served as Deputy General Counsel of Linden Lab, operators of the Second Life (secondlife.com) virtual world platform since July 2007, where he heads the company’s regulatory, compliance, privacy, safety and litigation efforts.  He also serves as Linden Lab’s primary contact with law enforcement and advocacy organizations. From May 2006 until June 2007, Mr. Dreifach was a partner at the law firm of Sonnenschein Nath & Rosenthal LLP.  From 2000 to 2006, Mr. Dreifach served as Chief of the Internet Bureau of the New York Attorney General’s office, where he directed the office’s technology-related litigation, enforcement and policy efforts. Mr. Dreifach has a J.D. from New York University School of Law and a B.A. from Wesleyan University.

Ronald J. Radcliffe. Ronald J. Radcliffe, 65, joined us as our Chief Financial Officer in May 2005. Mr. Radcliffe was previously Chief Financial Officer, Treasurer and Vice President of the Rio Suites Hotel & Casino in Las Vegas from 1996-2000, where he negotiated the sale of the company to Harrah’s Entertainment, Inc. He was also the lead company representative in the company’s $125 million secondary public offering, negotiating a $300 million revolving line of credit, and a public offering of $125 million in subordinated debt. In 2001, Mr. Radcliffe started a gaming consultancy business, and in 2002 became Chief Financial Officer, Treasurer, Vice President and Principal of Siren Gaming, LLC, a management company for an Indian Class III casino. From 1993 to 1995, Mr. Radcliffe was Chief Financial Officer, Treasurer and Vice President of Mikohn Gaming Corporation, Las Vegas, NV. Prior to this, he was Vice Chairman, President, Chief Operating Officer and Chief Financial Officer for Sahara Resorts, Las Vegas, NV. Mr. Radcliffe is a licensed C.P.A. and received a B.S. in business administration in 1968 from the University of Nevada.

Hilda Manuel. Hilda A. Manuel, 58, joined us in March 2005 as our Senior Vice President for Native American Affairs and Chief Compliance Officer. From February 2003 through December 2004, Ms. Manuel served as deputy general counsel for the Gila River Indian Community, where she supervised general employees and attorneys with respect to civil and criminal matters. From May 2000 through March 2002, Ms. Manuel served as special counsel to the law firm of Steptoe & Johnson, LLP, where she oversaw business development with Indian tribes and Indian organizations, along with supervising the management of cases for Indian clients. From October 1994 through April 2000, Ms. Manuel served as the Deputy Commissioner of the BIA for the U.S. Department of the Interior. As Deputy Commissioner, Ms. Manuel was responsible for the overall management of the BIA, including the maintenance of government-to-government relationships with Indian tribes, protecting trust resources and the trust assets of Indian tribes, the fiscal administration and expenditure of $2.8 billion in appropriated funds and the supervision of 12 regional offices, 83 tribe-agencies and over 13,000 employees. From February 1992 through May 1994, Ms. Manuel served as Staff Director for the Indian Gaming Management Office of the BIA, where she was responsible for implementing the responsibilities of the Secretary of the Interior under the Indian Gaming Regulatory Act of 1988, along with supervising acts related to the approval of Class III gaming tribal-state compacts, fee to trust land acquisitions for gaming purposes, revenue allocation plans, including per capita distributions of gaming revenues, and the development of policy guidelines and directives on gaming related issues within the authority of the Secretary of the Interior. Finally, from May 1991 through February 1992, Ms. Manuel served as Division Chief for Tribal Government Affairs for the BIA and from February 1990 through July 1991, Ms. Manuel was a Judicial Services Specialist for the BIA.

Clifford A. Ehrlich.  Clifford A. Ehrlich, 49, has been an employee of the Company since 1995.  In February 2008, he was promoted to Executive Vice President and General Manager.  Prior to his promotion, he most recently served as Senior Vice President of our subsidiary, Monticello Raceway Management, Inc.  From 1981 to 1994, Mr. Ehrlich served as Vice President and an owner of the Pines Resort Hotel & Conference Center in the Catskills.  Mr. Ehrlich has also held the position of executive committee member of the Sullivan County Tourism Advisory Board and served as President of the Catskill Resort Association. Mr. Ehrlich received a bachelor’s degree in business administration with an emphasis in management and marketing from the University of Colorado Business School in 1981.

INDEX

Charles Degliomini.  Charles Degliomini, 50, has been an employee and consultant of the Company since 2004.  In February 2008, he was promoted to Senior Vice President - Government Relations and Corporate Communications. Previously, he was Senior Vice President of Sales and Marketing of eLottery, Inc., the first firm to advance the technology to facilitate the sales and marketing of governmental lottery tickets on the Internet. Before taking the position at eLottery, Mr. Degliomini was President and founder of Atlantic Communications, a New York-based corporate and government affairs management company. Mr. Degliomini served in the General Services Administration (GSA) as Chief of Staff to the Regional Administrator from 1985 to 1998, and was the New York State Communications Director for Reagan-Bush in 1984. Mr. Degliomini has a B.A. in political science from Queens College and is an M.A. candidate at the New York University School of Public Administration.

Audit Committee and Audit Committee Financial Expert

We maintain a separately designated audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of our audit committee are Paul A. deBary, Frank Catania, Richard Robbins and Kenneth Dreifach.  Mr. deBary is its chairman.  Each member of the audit committee is independent, within the meaning of the National Association of Securities Dealers’ listing standards.  In addition, each audit committee member satisfies the audit committee independence standards under the Securities Exchange Act of 1934, as amended.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2007 there were no delinquent filers except Concord Associates, L.P. filed a late Form 4 for a transaction that occurred on December 27, 2007.

Item 11.	Executive Compensation.

The information required by this Item 11 will be in the Company's definitive proxy materials to be filed with the SEC and is incorporated in this Annual Report on Form 10-K by this reference.

INDEX
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information concerning beneficial ownership of our capital stock outstanding at March 1, 2009 by (i) each director as of March 1, 2009; (ii) each executive officer of the Company as of March 1, 2009, (iii) each stockholder known to be the beneficial owner of more than five percent of any class of the Company’s voting securities and (iv) by all directors and executive officers of the Company, as a group.

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

Name and Address of Beneficial Owner(1)	Common Stock Beneficially Owned			Series B Preferred Stock Beneficially Owned		Series E Preferred Stock Beneficially Owned
	Shares		Percentage	Shares	Percentage	Shares	Percentage
Paul A. deBary	225,508	(2)	*	--	--	--	--

John Sharpe	269,500	(3)	*	--	--	--	--

David P. Hanlon	1,327,614	(4)	3.80%	--	--	--	--

Ralph J. Bernstein	2,288,743	(5)	6.74%	--	--	--	--

Frank Catania	72,500	(6)	*	--	--	--	--

Richard L. Robbins	52,500	(7)	*	--	--	--	--

James Simon	57,020	(8)	*	--	--	--	--

Ronald J. Radcliffe	223,333	(9)	*	--	--	--	--

Hilda Manuel	82,666	(10)	*	--	--	--	--

Clifford A. Ehrlich	125,592	(11)	*	--	--	--	--

Charles Degliomini	162,769	(12)	*	--	--	--	--

Kenneth Dreifach	31,250	(13)	--	--	--	--	--

Bruce M. Berg	35,000	(14)	*	--	--	--	--

Louis R. Cappelli c/o Cappelli Enterprises, Inc. 115 Stevens Avenue Valhalla, NY 10595	5,374,512	(15)	15.85%	--	--	--	--

Directors and Officers as a Group	4,953,995		13.72%	--	--	--	--

Patricia Cohen 8306 Tibet Butler Drive Windmere, FL 34786	124,610		--	44,258	100%	--	--

Bryanston Group, Inc. 2424 Route 52 Hopewell Junction, NY 12533	--		--	--	--	1,551,213	89.6%

Stanley Tollman c/o Bryanston Group, Inc. 2424 Route 52 Hopewell Junction, NY 12533	--		--	--	--	152,817	8.8%
_______________
* less than 1%

INDEX

(1)
Unless otherwise indicated, the address of each stockholder, director, and executive officer listed above is Empire Resorts, Inc., c/o Monticello Gaming and Raceway, Route 17B, P.O. Box 5013, Monticello, New York, 12701.

(2)
Includes 82,913 shares of Common Stock owned directly by Paul deBary, 12,595 shares of Common Stock held in an individual retirement account for Mr. deBary’s benefit, options that are currently exercisable into 130,000 shares of Common Stock.

(3)	Includes 2,000 shares of Common Stock owned directly by John Sharpe, options that are currently exercisable into 267,500 shares of Common Stock.

(4)	Consists of 261,023 shares of restricted stock and options that are currently exercisable into 1,066,591 shares of Common Stock.

(5)	Includes 2,221,243 shares of Common Stock owned directly by Ralph J. Bernstein and options that are currently exercisable into 67,500 shares of Common Stock.

(6)	Consists of options that are currently exercisable into 72,500 shares of Common Stock.

(7)	Consists of options that are currently exercisable into 52,500 shares of Common Stock.

(8)	Includes 18,270 shares of Common Stock owned directly by James Simon, options that are currently exercisable into 38,750 shares of Common Stock.

(9)	Consists of options that are currently exercisable into 223,333 shares of Common Stock.

(10)	Consists of options that are currently exercisable into 82,666 shares of Common Stock.

(11)	Includes 80,592 shares of Common Stock owned directly by Clifford A. Ehrlich and options that are currently exercisable into 45,000 shares of Common Stock.

(12)	Includes 62,769 shares of Common Stock owned by Fox-Hollow Lane LLC, of which Charles Degliomini is the managing member, and options that are currently exercisable into 100,000 shares of Common Stock.

(13)	Consists of options that are currently exercisable into 31,250 shares of Common Stock.

(14)	Consists of options that are currently exercisable into 35,000 shares of Common Stock.

(15)
According to a Schedule 13D/A filed by Louis R. Cappelli, LRC Acquisition LLC (“LRC”) and Cappelli Resorts LLC on February 6, 2009, Mr. Cappelli has an indirect ownership interest in an aggregate of 5,374,512 shares consisting of (i) 811,030 shares of Common Stock purchased by LRC on April 29, 2008, (ii) 1,174,512 shares of Common Stock distributed to Cappelli Resorts LLC by Concord, effective as of May 1, 2008, (iii) 811,030 shares of Common Stock purchased by LRC on June 2, 2008, (iv) 811,030 shares of Common Stock purchased by LRC on June 30, 2008, and (v) 1,766,910 shares of Common Stock purchased by LRC on July 31, 2008. Mr. Cappelli has the shared power to dispose of or direct the disposition of 5,374,512 shares of Common Stock held of record by Cappelli Resorts LLC and by LRC.

INDEX

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Bruce M. Berg, a member of our Board of Directors, is a member of Cappelli Resorts LLC.  Cappelli Resorts LLC is the managing member of Catskill Resort Group LLC, which is the sole member of Convention Hotels LLC, which is the general partner of Concord.  Louis R. Cappelli, an individual that beneficially owns more than 10% of our Common Stock, is the managing member of Cappelli Resorts LLC.

On March 31, 2008, we entered into a Stock Purchase Agreement with LRC, which was amended on April 28, 2008 and June 26, 2008 (as amended, the “Stock Purchase Agreement”).  The managing member of LRC is Louis R. Cappelli, who is also the managing member of Convention Hotels, LLC, Concord’s general partner.  Pursuant to the Stock Purchase Agreement, we agreed, subject to certain conditions, to issue and sell to LRC, 4,200,000 shares of our Common Stock for an aggregate purchase price of $5,178,600.  In accordance with the Stock Purchase Agreement, LRC purchased 811,030 shares of our Common Stock on each of April 29, 2008, June 2, 2008 and June 30, 2008 and an additional 1,766,910 shares of our Common Stock on July 31, 2008.

Olshan Grundman Frome Rosenzweig & Wolosky, LLP received fees for legal services of $992,684 in 2008 and $248,745 in 2009.  Robert H. Friedman, our Secretary and a former member of our Board of Directors is a member of such law firm.

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

As a result, the Board of Directors has affirmatively determined that none of our directors has a material relationship with the Company other than Mr. Hanlon, our President and Chief Executive Officer, who is a full time employee of the Company, John Sharpe, who the Board of Directors determined is not independent by virtue of compensation paid to him by the Company for his services as a director, and Bruce M. Berg, who is a member of Cappelli Resorts LLC, which is the managing member of Catskill Resort Group LLC, which is the sole member of Convention Hotels LLC, which is the general partner of Concord.  The Board of Directors has also affirmatively determined that all members of our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are independent directors.

INDEX

Item 14.	Principal Accountant Fees and Services.

Our principal accountant for the audit and review of our annual and quarterly financial statements, respectively, during each of the past two fiscal years was Friedman LLP.  Moreover, the following table shows the fees paid or accrued by us to Friedman LLP during this period.

Type of Service	2008	2007
Audit Fees (1)	$534,000	$682,000
Audit-Related Fees (2)	58,000	21,000
Tax Fees (3)	54,000	45,000
All Other Fees (4)	--	--
Total	$646,000	$748,000

(1)	Comprised of the audit of our annual financial statements and reviews of our quarterly financial statements.

(2)
Comprised of services rendered in connection with our capital raising efforts, registration statements, consultations regarding financial accounting and reporting, audit of the Company’s employee benefit plan and statutory audits.

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

INDEX

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements

Schedule II – Valuation and Qualifying Accounts

Empire Resorts, Inc and Subsidiaries

Valuation and Qualifying Accounts

December 31, 2008, 2007 and 2006

(in thousands)

Description	Balance at beginning of year	Addition charged to costs and expenses		Other additions (deductions)		Less deductions		Balance at end of year
Year ended December 31, 2008
Allowance for advances to Litigation Trust	$2,500	$	---		$(2,500)	$	---	$	---
Deferred tax asset valuation allowance	$62,502	$	---		$4,700	$	---		$67,202
Year ended December 31, 2007
Allowance for advances to Litigation Trust	$1,515		$985	$	---	$	---		$2,500
Deferred tax asset valuation allowance	$51,284	$	---		$11,218	$	---		$62,502
Year ended December 31, 2006
Allowance for advances to Litigation Trust	$1,010		$505	$	---	$	---		$1,515
Deferred tax asset valuation allowance	$46,056	$	---		$5,228	$	---		$51,284

Exhibits

3.1	Certificate of Incorporation, dated March 19, 1993. (4)
3.2	Certificate of Amendment of Certificate of Incorporation, dated August 15, 1993. (4)
3.3	Certificate of Amendment of Certificate of Incorporation, dated December 18, 1996. (4)
3.4	Certificate of Amendment of Certificate of Incorporation, dated September 22, 1999. (4)
3.5	Certificate of Amendment of the Certificate of Incorporation, dated June 13, 2001. (4)
3.6	Certificate of Amendment to the Certificate of Incorporation, dated May 15, 2003. (4)
3.7	Certificate of Amendment to the Certificate of Incorporation, January 12, 2004. (4)
3.8	Second Amended and Restated By-Laws, as most recently amended on February 25, 2008. (1)
4.1	Form of Common Stock Certificate. (2)

INDEX

4.2	Certificate of Designations, Preferences and Rights of Series B Preferred Stock dated July 31, 1996. (4)
4.3	Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated May 29, 1998. (4)
4.4	Certificate of Amendment to the Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated June 13, 2001. (4)
4.5	Certificate of Designations setting forth the Preferences, Rights and Limitations of Series D Preferred Stock, dated February 7, 2000. (9)
4.6	Certificate of the Designations, Powers, Preferences and Rights of the Series E Preferred Stock, dated December 10, 2002. (4)
4.7	Certificate of Amendment of Certificate of the Designations, Powers, Preferences and Other Rights and Qualifications of the Series E Preferred Stock, dated January 12, 2004. (4)
4.8	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on March 24, 2008. (15)
4.9	Rights Agreement, dated as of March 24, 2008, between Empire Resorts, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent. (16)
4.10	Indenture dated as of July 26, 2004 among Empire Resorts, Inc., The Bank of New York and the Guarantors named therein. (6)
10.1	1998 Stock Option Plan. (3)
10.2	2004 Stock Option Plan. (5)
10.3	Amended and Restated 2005 Equity Incentive Plan. (20)
10.4
Declaration of Trust of the Catskill Litigation Trust, dated as of January 12, 2004, made by Catskill Development, L.L.C., Mohawk Management, LLC, Monticello Raceway Development Company, LLC, Empire Resorts, Inc., the trustees and Christiana Bank & Trust Company. (9)

10.5	Line of credit dated January 12, 2004 between Empire Resorts, Inc and Catskill Litigation Trust. (7)
10.6	Promissory Note issued by Catskill Litigation Trust on January 12, 2004 to Empire Resorts, Inc. for the Principal Sum of $2,500,000. (7)
10.7	Five Year Warrant issued to Jefferies & Company, Inc., dated January 30, 2004, to purchase 250,000 shares of Common Stock at an exercise price of $7.50 per share. (4)
10.8	Registration Rights Agreement, dated as of January 30, 2004, by and among Empire Resorts, Inc. and Jefferies & Company, Inc. (4)
10.9	Security Agreement dated as of July 26, 2004 between Empire Resorts, Inc., The Bank of New York and the Guarantors named therein. (6)
10.10	Pledge Agreement dated as of July 26, 2004 Empire Resorts, Inc., The Bank of New York and the Guarantors named therein. (6)
10.11	Registration Rights Agreement dated as of July 26, 2004 Empire Resorts, Inc., the Guarantors named therein and Jefferies & Company, Inc. (6)

INDEX

10.12
Loan Agreement, dated as of January 11, 2005, by and among Empire Resorts, Inc., Monticello Raceway Management, Inc., Alpha Monticello, Inc., Alpha Casino Management Inc., Mohawk Management, LLC, Monticello Raceway Development Company, LLC and Monticello Casino Management, LLC and Bank of Scotland, as lender and as agent. (8)

10.13
Security Agreement, dated as of January 11, 2005, by Empire Resorts, Inc., Monticello Raceway Management, Inc., Alpha Monticello, Inc., Alpha Casino Management Inc., Mohawk Management, LLC, Monticello Raceway Development Company, LLC and Monticello Casino Management, LLC, in favor of Bank of Scotland. (8)

10.14	Pledge Agreement, dated as of January 11, 2005, by Empire Resorts, Inc., Alpha Monticello, Inc. and Alpha Casino Management Inc. in favor of Bank of Scotland. (8)
10.15	Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated as of January 11, 2005, by Monticello Raceway Management, Inc., a New York corporation to Bank of Scotland. (8)
10.16	Promissory Note issued by Empire Resorts, Inc. on January 11, 2005 to Bank of Scotland for the Principal Sum of $10,000,000. (8)
10.17
Intercreditor Agreement, dated as of January 11, 2005, by and among Bank of Scotland, The Bank of New York, Empire Resorts, Inc., Monticello Raceway Management, Inc., Alpha Monticello, Inc., Alpha Casino Management Inc., Mohawk Management, LLC, Monticello Raceway Development Company, LLC and Monticello Casino Management, LLC. (8)

10.18	Employment Agreement dated as of May 23, 2005 between Empire Resorts, Inc. and David P. Hanlon (filed without exhibits or schedules, all of which are available upon request, without cost). (10)
10.19	Employment Agreement dated as of May 23, 2005 between Empire Resorts, Inc. and Ronald J. Radcliffe. (10)
10.20
Restated Amendment No. 2 to Loan Agreement, dated January 11, 2005 by and among Empire Resorts, Inc., the guarantors listed on the signature page thereto and Bank of Scotland, dated as of November 30, 2005. (11)

10.21	Amendment No. 1 to Loan Agreement, dated January 11, 2005 by and among Empire Resorts, Inc., the guarantors listed on the signature page thereto and Bank of Scotland, dated as of June 13, 2005. (14)
10.22	Amendment No. 3 to Loan Agreement, dated January 11, 2005 by and among Empire Resorts, Inc., the guarantors listed on the signature page thereto and Bank of Scotland, dated as of June 20, 2007. (12)
10.23	Agreement to Form Limited Liability Company and Contribution Agreement, among Concord Associates, L.P. and Empire Resorts, Inc., dated as of February 8, 2008. (13)
10.24	Amendment No. 4 to Loan Agreement, dated January 11, 2005 by and among Empire Resorts, Inc., the guarantors listed on the signature page thereto and Bank of Scotland, dated as of March 14, 2008. (14)
10.25	Stock Purchase Agreement, dated as of March 31, 2008, by and between Empire Resorts, Inc. and LRC Acquisition LLC (17)
10.26	Amendment No. 1 to Stock Purchase Agreement, dated as of March 31, 2008, by and between Empire Resorts, Inc. and LRC Acquisition LLC, dated as of April 28, 2008. (18)
10.27	Amendment No. 2 to Stock Purchase Agreement, dated as of March 31, 2008, by and between Empire Resorts, Inc. and LRC Acquisition LLC, dated as of June 26, 2008. (19)

INDEX

10.28	Amendment to Agreement to Form Limited Liability Company and Contribution Agreement, among Concord Associates, L.P. and Empire Resorts, Inc., dated as of December 30, 2008. (21)
10.29	Second Amendment to Agreement to Form Limited Liability Company and Contribution Agreement, among Concord Associates, L.P. and Empire Resorts, Inc., dated as of January 30, 2009. (22)
14.1	Code of Ethics. (4)
21.1	List of Subsidiaries. (1)
23.1	Consent of Independent Registered Accounting Firm. (1)
31.1	Section 302 Certification of Principal Executive Officer. (1)
31.2	Section 302 Certification of Principal Financial Officer. (1)
32.1	Section 906 Certification of Principal Executive Officer. (1)
32.2	Section 906 Certification of Principal Financial Officer. (1)
_____________

(1)	Filed herewith.

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

(3)	Incorporated by reference to Empire Resorts, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on August 25, 1999.

(4)	Incorporated by reference to Empire Resorts, Inc.’s Form 10-KSB for the year ended December 31, 2003.

(5)	Incorporated by reference to Empire Resorts, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 28, 2004.

(6)	Incorporated by reference to Empire Resorts, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(7)	Incorporated by reference to Empire Resorts, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

(8)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on January 14, 2005.

(9)	Incorporated by reference to Empire Resorts, Inc.’s Form 10-KSB for the year ended December 31, 2004.

(10)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on May 27, 2005.

(11)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K/A, filed with the SEC on December 15, 2005.

INDEX

(12)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with SEC on June 25, 2007.

(13)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on February 11, 2008.

(14)	Incorporated by reference to Empire Resorts, Inc.’s Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008.

(15)	Incorporated by reference to Empire Resorts, Inc.’s Registration Statement on Form 8-A, filed on March 24, 2008

(16)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on March 24, 2008.

(17)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on April 2, 2008.

(18)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on April 29, 2008.

(19)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2008.

(20)	Incorporated by reference to Empire Resorts, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on September 17, 2008.

(21)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on December 30, 2008.

(22)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on February 5, 2009.

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESORTS, INC.

By:	/s/ David P. Hanlon
	Name:	David P. Hanlon
	Title:	Chief Executive Officer
	Date:	March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Exhibit 31.1

Signature	Title	Date

/s/ David P. Hanlon	Chief Executive Officer, President and Director (Principal Executive Officer)	March 13, 2009
David P. Hanlon

/s/ Ronald J. Radcliffe	Chief Financial Officer (Principal Accounting and Financial Officer)	March 13, 2009
Ronald J. Radcliffe

/s/ John Sharpe	Chairman of the Board and Director	March 13, 2009
John Sharpe

/s/ Bruce Berg	Director	March 13, 2009
Bruce Berg

/s/ Ralph J. Bernstein	Director	March 13, 2009
Ralph J. Bernstein

/s/ Paul A. deBary	Director	March 13, 2009
Paul A. deBary

/s/ Frank Catania	Director	March 13, 2009
Frank Catania

/s/ Kenneth Dreifach	Director	March 13 2009
Kenneth Dreifach

/s/ Richard Robbins	Director	March 13, 2009
Richard Robbins

/s/ James Simon	Director	March 13, 2009
James Simon