Form 10-K/A
period 2008-12-31
EMPIRE RESORTS INC
filed 2009-04-30
CIK 906780

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY PARAGRAPH

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend Part III of our previously filed Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities Exchange Commission on March 13, 2009 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. Empire Resorts, Inc. (the “Company”) has determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement. Accordingly, Parts III and IV of the Original Form 10-K are hereby amended as set forth below.

There are no other changes to the Original Form 10-K other than those outlined above and as set forth below. This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amendment set forth below. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward looking statements should be read in their historical context.

PART III

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

Business Strategy

Our 2009 business strategy for building sustainable growth in stockholder value remains similar to the strategy we have employed for the past few years.  Key components of the strategy are as follows:

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

Base pay and benefits are designed to be sufficiently competitive to attract and retain world class executives.

Our short term incentive plan provides for cash bonuses to be paid to executives based on individual and corporate performance.

Commencing in 2008, the Compensation Committee began to implement preset goals, and amounts of short term incentive which will be paid for achieving those goals. Efforts to establish such goals and incentives are continuing.

No bonuses were paid with respect to the 2007 or 2008 fiscal years. A bonus of $10,000 was paid in 2007 to our Chief Compliance Officer with respect to the 2006 fiscal year.  No other bonuses were paid with respect to the 2006 fiscal year.

Our long term incentive plan provides for awards of stock options, restricted stock, and other equity based incentives. These are designed to reward executives for the achievement of longer term objectives which result in an increase in share value.

Reasons for the Current Incentive Plan Structure

In 2009, the Company will continue to focus on our racing and video gaming businesses and we will continue to pursue property development opportunities through strategic alliances.  In addition, we will continue to pursue a Class III gaming license.  If successfully pursued, this strategy will eventually result in the creation of additional and sustainable share value.

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

In setting base pay, the Compensation Committee pays at a level which is necessary to attract and retain the level of talent it needs.  Compensation for the Company’s chief executive officer (“CEO”), whose employment with the Company terminated on April 13, 2009, and chief financial officer (“CFO”), whose employment with the Company will terminate on June 30, 2009, was first set in their three year employment contracts, entered into on May 23, 2005.  The employment contracts state that the Compensation Committee shall review base pay annually, and make upward adjustments, as it deems appropriate.  The CEO’s salary was set at $500,000, and it stayed at that level since the inception of the employment contract.  The CFO’s salary was set at $275,000 in his employment contract.  In 2007, the Compensation Committee exercised its discretion and raised the CFO’s base pay from $275,000 to $310,000.  These employment agreements expired on June 23, 2008.

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

Our Compensation Committee takes into account several factors in determining the level of long term incentive opportunity to grant to our executive officers.  In 2008, the Compensation Committee took the following factors into account

•	Individual executive performance;

•	Equity compensation grants which have been granted previously;

•	The effect of equity compensation grants on fully diluted earnings per share;

•	Each executive officer’s portion of the total number of options being granted to employees in fiscal 2008; and

•	The level of grants necessary to keep our executive officers focused and motivated in the coming year.

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

Nevertheless, we understand that there are several companies which are competitors for executive officer talent, and we view it as useful to examine their pay practices from time to time.  In the course of determining cash compensation for our executive officers in 2008, we looked at publicly traded gaming companies.   For purposes of determining long term incentive grants, we looked at practices in a wide variety of companies, both in and outside of the industry.  For the limited purpose of the analysis set forth below, the compensation paid to the executive officers of these positions is referred to as “market”.

Based on our review of the data, it appeared that all of our executive officers, other than our former CEO, were at, or slightly below, the midpoint of the market range, when base salary, bonus opportunity, and long term incentives were taken into account.

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

Equity Grants and Market Timing

We do not grant options in coordination with the release of material, non-public information, and we do not intend to adopt such a practice in the future.  During 2008, annual awards of stock options to our executive officers and key employees were usually made at regularly scheduled Compensation Committee meetings.   Exceptions would include grants made to new hires, grants made as a result of promotions, and other extraordinary circumstances.

We have properly accounted for all of our option grants.  When we award options and set the exercise price, the exercise price is based on the fair market value of our stock on the grant date.  Our 2005 Equity Incentive Plan defines “fair market value” as the closing price of publicly traded shares of Stock on the principal securities exchange on which shares of stock are listed, or on the NASDAQ Stock Market (if shares are regularly quoted on the NASDAQ Stock Market), or, if such bid and asked prices shall not be available, as reported by any nationally recognized quotation service selected by the Company or as determined by the Compensation Committee in a manner consistent with the provisions of United States Internal Revenue Code of 1986, as amended (the “Code”).

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

In the past, the Compensation Committee has retained the discretion to pay individual bonuses to the Chief Executive Officer and Named Executive Officers, based on corporate and individual performance.  The determination whether a bonus was paid, as well as the amount, was left to the discretion of the Compensation Committee.  The Chief Compliance Officer was paid $10,000 for her 2006 individual performance.  No bonuses were paid to the Chief Executive Officer or to Named Executive Officers with respect to the 2008 or 2007 fiscal years.

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

In July 2008, the CFO received an option grant for 50,000 shares which vest over a three year period and the Chief Compliance Officer received an option grant for 12,500 shares which vest over three years.  These grants were made pursuant to the Company’s 2005 Equity Incentive Plan.  The amount of each individual grant reflects the Compensation Committee’s assessment of each individual’s contribution. As of the end of fiscal 2008, none of the July 2008 option grants were in the money.

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

Impact that Amounts Received or Realizable From Previously Earned Compensation Have on Other Compensation

We maintain no compensation plan programs where gains from prior compensation would directly influence amounts currently earned.  The only factor where gains from prior awards are considered is where the Compensation Committee determines the appropriate size of long term incentive grants.

Impact of Accounting and Tax Treatment on Various Forms of Compensation

We take the impact of accounting and tax treatment on each particular form of compensation into account.  Our incentive payments are designed so that they are deductible under Section 162(m) of the Code.  We closely monitor the accounting treatment of our equity compensation plans, and in making future grants, we expect to take the accounting treatment into account.

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

The Role of Executive Officers in Determining Compensation

In early 2008, our CEO supplied the Compensation Committee with his thoughts on what the personal goals of the Named Executive Officers should be, for purposes of the 2008 annual incentive plan.  The CEO also apprised the Compensation Committee with his assessment of the performance of the Named Executive Officers in 2007, and the Committee took this information into account, among other information, in setting their base pay for 2008.

At the close of 2008, the CEO supplied the Compensation Committee with similar input, regarding 2008 performance of the Named Executive Officers, as well the CEO’s thoughts on individual objectives for the 2009 annual incentive plan.

Other than the input supplied above, neither the CEO nor any Named Executive Officer has played any role in determining executive officer compensation.

Summary Compensation Table

The following table sets forth all information concerning the compensation received, for the fiscal year ended December 31, 2008, for services rendered to us by David P. Hanlon, our former chief executive officer, Ronald J. Radcliffe, our chief financial officer, and each of our three other most highly compensated executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

David P. Hanlon (3) Chief Executive Officer	2008	500,000		-	-	-	30,875	530,875
	2007	500,000		-	109,411	389,762	9,000	1,008,173
	2006	500,000		-	529,633	1,377,829	8,800	2,416,262

Cliff A. Ehrlich Executive Vice President and Gen. Mgr. – MRMI	2008	178,077		-	-	49,854	7,123	235,054

Ronald J. Radcliffe (4) Chief Financial Officer	2008	310,000		-	-	169,902	9,200	489,102
	2007	295,596		-	-	324,766	9,000	629,362
	2006	275,000		-	-	352,269	8,800	636,069

Hilda Manuel Sr. VP for Native American Affairs	2008	180,000		-	-	69,333	5,200	254,533
	2007	180,000		10,000	-	146,272	5,400	341,672
	2006	160,192		-	-	159,724	2,000	321,916

Charles Degliomini Senior Vice President, Governmental Relations and Corporate Communications	2008	220,000	(5)	-	-	174,274	-	394,274

(1)
These amounts represent the dollar amount recognized for financial reporting purposes for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, as applicable, for the value of prior year and current year grants of restricted stock and stock options allocable to that year and are computed in accordance with SFAS No. 123R.  Please see Notes B and I to our consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2008 for more information on these issues.

(2)
These amounts reflect the Company matching contributions associated with amounts contributed by the individuals to our 401(k) benefit plan and the cost of a life insurance policy for Mr. Hanlon in 2008.  See Note L to our consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2008 for more information on the 401(k) plan.

(3)	On April 13, 2009, Mr. Hanlon entered into a separation agreement with the Company pursuant to which Mr. Hanlon’s employment with the Company terminated as of April 13, 2009.
(4)	On April 14, 2009, Mr. Radcliffe tendered his resignation, effective June 30, 2009. Mr. Radcliffe and the Company entered into a separation agreement with respect to Mr. Radcliffe’s resignation.
(5)	Represents payments made to Mr. Degliomini pursuant to a consulting agreement.

Grant of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards made by us during 2008, to each of the named executive officers:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (1)
David P. Hanlon	-	-	-	-

Ronald J. Radcliffe	7/21/08	50,000	2.98	116,500

Hilda Manuel	7/21/08	12,500	2.98	29,125

Charles Degliomini	-	-	-	-

Cliff A. Ehrlich	-	-	-	-

(1)
These amounts reflect the aggregate grant date fair value of options granted in the year ended December 31, 2008 under our 2005 Equity Incentive Plan computed in accordance with SFAS No. 123R.  Please see Notes B and I to our consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2008 for more information.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

On May 23, 2005, we entered into an employment agreement with David P. Hanlon which set forth terms and provisions governing Mr. Hanlon’s employment as our former Chief Executive Officer and President.  This agreement provided for an initial term of three years at an annual base salary of $500,000.  In addition, Mr. Hanlon was entitled to participate in any annual bonus plan or equity based incentive programs maintained by us for our senior executives.  In connection with his employment, Mr. Hanlon received an option grant of a 10-year non-qualified stock option to purchase 1,044,092 shares of our Common Stock pursuant to the 2005 Equity Incentive Plan, subject to stockholder approval, at an exercise price per share of $3.99, vesting 33% 90 days following the grant date, 33% on the first anniversary of the grant and 34% on the second anniversary of the grant, which approval was received on August 17, 2005.  We also granted Mr. Hanlon 261,023 restricted shares, pursuant to our 2005 Equity Incentive Plan, vesting 33% on the grant date, 33% on the first anniversary of grant, and 34% on the second anniversary of the grant.  We agreed to provide certain benefits to Mr. Hanlon, including maintaining a term life insurance policy on the life of Mr. Hanlon in the amount of $2,000,000 and reimbursement for relocation expenses and expenses for temporary housing.

On May 23, 2005, we entered into an employment agreement with Ronald J. Radcliffe which set forth terms and provisions governing Mr. Radcliffe’s employment as our Chief Financial Officer.  This agreement provided for an initial term of three years at an annual base salary of $275,000.  In addition, Mr. Radcliffe was entitled to participate in any annual bonus plan or equity based incentive programs maintained by us for our senior executives.  In connection with his employment, Mr. Radcliffe received an option grant of a 10-year non-qualified stock option to purchase 150,000 shares of our Common Stock pursuant to our 2005 Equity Incentive Plan, subject to stockholder approval, at an exercise price per share of $3.99, vesting 33% 90 days following the grant date, 33% on the first anniversary of the grant and 34% on the second anniversary of the grant, which approval was obtained on August 17, 2005.

On May 23, 2008, we entered into amendments to the employment agreements with Mr. Hanlon and Mr. Radcliffe, pursuant to which the initial term of each agreement was extended from May 23, 2008 to June 23, 2008. The agreements expired on June 23, 2008.

On April 13, 2009, Mr. Hanlon entered into a separation agreement with the Company pursuant to which Mr. Hanlon’s employment with the Company terminated as of April 13, 2009. On April 14, 2009, Mr. Radcliffe tendered his resignation, effective June 30, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards of each of the named executive officers as of December 31, 2008:

	Option Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Option Exercise Price ($)	Option Expiration Date
David P. Hanlon	7,500	-	7.00	8/15/13 (1)
	5,000	-	11.97	3/24/14 (2)
	10,000	-	8.51	1/7/10 (3)
	1,044,092	-	3.99	5/23/15 (4)

Ronald J. Radcliffe	120,000	-	3.99	5/23/15 (5)
	60,000	-	5.53	8/10/16 (6)
	26,667	13,333	7.40	5/24/17 (10)
	16,667	33,333	2.98	7/21/13 (12)

Hilda Manuel	30,000	-	8.26	3/18/15 (8)
	8,500	-	6.75	12/16/15 (7)
	33,334	-	5.53	8/10/16 (9)
	3,333	6,667	8.74	1/30/17 (11)
	4,167	8,333	2.98	7/21/13 (12)
Clifford A. Ehrlich	25,000	-	6.75	12/16/15 (7)
	20,000	10,000	5.53	8/10/16 (13)

Charles Degliomini	50,000	-	6.75	12/16/15 (7)
	25,000	50,000	7.40	5/24/17 (14)

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

(6)	Grant date 8/10/06; vesting 33.3% 90 days after grant, 33.3% one year after grant and 33.4% two years after grant.
(7)	Grant date 12/16/05; vesting 33.3% one year after grant, 33.3% two years after grant and 33.4% three years after grant.
(8)	Grant date 3/18/05; vesting one year after grant.

(9)	Grant date 8/10/06; vesting 33.3% 90 days after grant, 33.3% one year after grant and 33.4% two years after grant.
(10)	Grant date 5/24/07; vesting 33.3% on date of grant, 33.3% one year after grant and 33.4% two years after grant.
(11)	Grant date 1/30/07; vesting 33.3% one year after grant, 33.3% two years after grant and 33.4% three years after grant.
(12)	Grant date 7/21/08; vesting 33.3% 90 days after grant, 33.3% one year after grant and 33.4% two years after grant.
(13)	Grant date 8/10/06; vesting 33.3% one year after grant; 33.3% two years after grant and 33.4% three years after grant.
(14)	Grant date 5/24/07; vesting 33.3% one year after grant; 33.3% two years after grant and 33.4% three years after grant.

Option Exercises and Stock Vested

The following table sets forth information concerning the exercising of stock options of each of the named executive officers in the fiscal year ended December 31, 2008:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
David P. Hanlon	-	-	-	-

Ronald J. Radcliffe	-	-	-	-

Charles Degliomini	-	-	-	-

Clifford A. Ehrlich	-	-	-	-

Hilda Manuel	-	-	-	-

Director Compensation

Directors who are also our officers are not separately compensated for their service as directors.  Our non-employee directors received the following aggregate amounts of compensation for 2008.

Name	Fees Paid in Cash ($)	Option Awards ($)		Total ($)
John Sharpe	56,500	22,445	(1)(2)	78,945
Bruce Berg (6)	2,000	51,976	(1)(3)	53,976
Ralph J. Bernstein	-	-		-
Frank Catania	26,500	22,445	(1)(2)	48,945
Paul A. deBary	46,750	22,445	(1)(2)	82,662
		13,467	(1)(4)
Robert H. Friedman	13,500	22,445	(1)(2)	35,945
Richard L. Robbins	27,000	22,445	(1)(2)	49,445
James Simon	27,000	22,445	(1)(2)	49,445
Kenneth Dreifach (7)	-	32,063	(1)(5)	32,063

(1)
Grant date aggregate fair value of options granted in the year ended December 31, 2008 under our 2005 Equity Incentive Plan computed in accordance with SFAS No. 123R.  Please see Notes B and I to our consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2008 for more information.

(2)	Grant date 1/15/08; securities underlying options – 10,000 with 10 year term and 15,000 with a 5 year term.
(3)	Grant date 7/02/08; securities underlying options – 15,000 with 10 year term and 7,500 with a 5 year term.
(4)	Grant date 1/15/08; securities underlying options – 15,000 with 10 year term.
(5)	Grant date 11/10/08; securities underlying options - 15,000 with 10 year term and 3,750 with a 5 year term.
(6)	Bruce Berg joined the Board on July 2, 2008.
(7)	Kenneth Dreifach joined the Board on November 11, 2008.

Cash Compensation

During 2008, each non-employee member of the Company’s Board of Directors received $1,000 per meeting attended in person and $500 per meeting attended telephonically.  Directors that also serve on committees of the Board of Directors receive an additional $1,000 per committee meeting attended in person and $500 per meeting attended telephonically.  The chairman of the audit committee receives an additional annual payment of $25,000.

Stock Compensation

Each non-employee member of the Company’s Board of Directors receives an annual grant of options to purchase 25,000 shares of the Company’s Common Stock at the Common Stock’s then current fair market value, and since August 2003 each newly elected or appointed non-employee director received a one time grant of an option to purchase 15,000 shares of the Company’s Common Stock at the Common Stock’s then current fair market value.  For 2008, Ralph J. Bernstein waived his right to receive such options. All stock options granted to the members of the Company’s Board of Directors vest immediately, except for the options issued in lieu of the annual cash compensation in 2008, where such options vested 25% on the grant date, 25% three months after the grant date, 25% six months after the grant date and 25% nine months after the grant date.  The chairman of the audit committee receives an additional annual grant of an option to purchase 15,000 shares of the Company’s Common Stock.

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

Compensation Committee Interlocks and Insider Participation

There were no transactions between any member of the Compensation Committee and the Company during the fiscal year ended December 31, 2008.  No member of the Compensation Committee was an officer or employee of the Company or any subsidiary of the Company during fiscal 2008.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Compensation Committee Members:
James Simon, Chairman
Ralph J. Bernstein
Paul A. deBary

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibits

31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESORTS, INC.

By:	/s/ Charles Degliomini
	Name:	Charles Degliomini
	Title:	Senior Vice President, Governmental Relations and Corporate Communication
	Date:	April 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Degliomini	Senior Vice President, Governmental Relations and Corporate Communication (Principal Executive Officer)	April 30, 2009
Charles Degliomini

/s/ Ronald J. Radcliffe	Chief Financial Officer (Principal Accounting and Financial Officer)	April 30, 2009
Ronald J. Radcliffe

/s/ Bruce Berg	Director	April 30, 2009
Bruce Berg

/s/ Ralph J. Bernstein	Director	April 30, 2009
Ralph J. Bernstein

/s/ Louis Cappelli	Director	April 30, 2009
Louis Cappelli

/s/ Paul A. deBary	Director	April 30, 2009
Paul A. deBary

/s/ James Simon	Director	April 30, 2009
James Simon