Form 10-Q
period 2009-03-31
EMPIRE RESORTS INC
filed 2009-05-08
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 1-12522

EMPIRE RESORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3714474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Monticello Casino and Raceway, Route 17B, P.O. Box 5013, Monticello, NY	12701
(Address of principal executive offices)	(Zip Code)

(845) 807-0001
(Registrant’s telephone number, including area code)

701 N. Green Valley Parkway, Suite 200, Henderson, NV 89074
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

The number of shares outstanding of the issuer’s common stock, as of May 8, 2009 was 34,037,961.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES

INDEX

ii

Index

PART I—FINANCIAL INFORMATION

Item 1.—FINANCIAL STATEMENTS

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share data)

	March 31, 2009 (Unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$5,983	$9,687
Restricted cash	1,590	969
Accounts receivable	1,705	1,570
Prepaid expenses and other current assets	3,094	3,500
Total current assets	12,372	15,726
Property and equipment, net	29,597	29,908
Deferred financing costs, net of accumulated amortization of $2,295 in 2009 and $2,193 in 2008	2,185	2,287
Other assets	1,330	1,175

TOTAL ASSETS	$45,484	$49,096

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Revolving credit facility	$7,617	$7,617
Senior convertible notes	65,000	65,000
Accounts payable	2,547	2,969
Accrued expenses and other current liabilities	4,374	5,881
Total current liabilities	79,538	81,467

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, 5,000 shares authorized; $0.01 par value -
Series A, $1,000 per share liquidation value, none issued and outstanding	----	----
Series B, $29 per share liquidation value, 44 shares issued and outstanding	----	----
Series E, $10 per share redemption value, 1,731 shares issued and outstanding	6,855	6,855
Common stock, $0.01 par value, 75,000 shares authorized, 34,038 and 33,913 shares issued and outstanding in 2009 and 2008, respectively	340	339
Additional paid-in capital	59,901	59,379
Accumulated deficit	(101,150)	(98,944)
Total stockholders’ deficit	(34,054)	(32,371)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$45,484	$49,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUES:
Racing	$1,924	$1,925
Gaming	12,199	13,215
Food, beverage and other	939	1,007
Gross revenues	15,062	16,147
Less: Promotional allowances	(691)	(495)
Net revenues	14,371	15,652

COSTS AND EXPENSES:
Racing	1,642	1,764
Gaming	9,765	12,189
Food, beverage and other	362	412
Selling, general and administrative	2,904	3,364
Depreciation	311	303
Total costs and expenses	14,984	18,032

Loss from operations	(613)	(2,380)

Amortization of deferred financing costs	(102)	(102)
Interest expense	(1,391)	(1,446)
Interest income	11	88

NET LOSS	(2,095)	(3,840)
Undeclared dividends on preferred stock	(388)	(388)

NET LOSS APPLICABLE TO COMMON SHARES	$(2,483)	$(4,228)

Weighted average common shares outstanding, basic and diluted	33,945	29,630

Loss per common share, basic and diluted	$(0.07)	$(0.14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,095)	$(3,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	311	303
Amortization of deferred financing costs	102	102
Stock-based compensation	412	326
Changes in operating assets and liabilities:
Restricted cash - VGM Marketing and Purse Account	(595)	163
Accounts receivable	(135)	(212)
Prepaid expenses and other current assets	406	(1,067)
Accounts payable	(422)	95
Accrued expenses and other current liabilities	(1,507)	(1,346)
Other assets	(155)	361

NET CASH USED IN OPERATING ACTIVITIES	(3,678)	(5,115)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	---	(26)
Restricted cash - Racing capital improvement	(26)	294

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(26)	268

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	---	14
Restricted cash - Revolving credit facility	---	(4)

NET CASH PROVIDED BY FINANCING ACTIVITIES	---	10

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,704)	(4,837)
CASH AND CASH EQUIVALENTS, beginning of period	9,687	15,008

CASH AND CASH EQUIVALENTS, end of period	$5,983	$10,171

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the period	$2,691	$2,746

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Common stock issued in settlement of preferred stock dividends	$111	$261

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A. Summary of Business and Basis for Presentation

Basis for Presentation

The condensed consolidated financial statements and notes as of March 31, 2009 and for the three-month periods  ended March 31, 2009 and 2008 are unaudited and include the accounts of Empire Resorts, Inc. and subsidiaries (“Empire” or the “Company” or “we”).

The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and the footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the interim period are not indicative of results to be expected for the full year.

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

On April 21, 2009, we received a letter from Bank of Scotland in which Bank of Scotland stated that it had received information that one or more defaults or events of default exist within the credit agreement with Bank of Scotland and that although the parties will engage in good faith discussions to address the situations that resulted in such defaults or events of default, Bank of Scotland reserves its rights and remedies under the credit agreement.

On April 15, 2009, we received a letter from Plainfield Asset Management LLC (“Plainfield”), a holder of $22.5 million in principal amount of the Company’s Senior Convertible Notes, pursuant to which Plainfield stated that, among other things, it is a member of an ad hoc group of holders of our Senior Convertible Notes and that each of the members of the ad hoc group intends to exercise its put right in accordance with the terms of the indenture.

A failure to repurchase the Senior Convertible Notes when required will result in an event of default under the indenture and could result in a cross-default under any other credit agreement to which we may be a party at such time.  In addition, an event that may constitute a change in control under the indenture may also be an event of default under any credit agreement or other agreement governing future debt.  These events permit the lenders under such credit agreement or other agreement to accelerate the debt outstanding thereunder and, if such debt is not paid, to enforce security interests in the collateral securing such debt or result in our becoming involved in an insolvency proceeding.

The accompanying condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon our ability to negotiate a renewal or extension of the maturity dates or to arrange financing with other sources to repay our credit facility with the Bank of Scotland on maturity and the holders of the Senior Convertible Notes if they demand repayment of the notes on July 31, 2009. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining financing. These factors, as well as continuing net losses and negative cash flows from operating activities, raise substantial doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Index

Nature of Business

We have concentrated on developing gaming operations in New York State.  Through our subsidiaries, we currently own and operate Monticello Casino and Raceway, a VGM and harness horseracing facility located in Monticello, New York.

On February 8, 2008, we entered into an Agreement to Form Limited Liability Company and Contribution Agreement (the “Contribution Agreement”) with Concord Associates, L.P. (“Concord”), pursuant to which we and Concord were to form a limited liability company (the “LLC”) to develop an entertainment complex consisting of a hotel, convention center, VGM facility and harness horseracing track on 160 acres of land located in Kiamesha Lake, New York.

On March 23, 2009, we entered into a new agreement (the “Agreement”), with Concord, pursuant to which we (or a wholly-owned subsidiary reasonably acceptable to Concord) shall be retained by Concord Empire Raceway Corp. (“Raceway Corp.”), a subsidiary of Concord, to provide advice and general managerial oversight with respect to the operations at the harness track (the “Track”) to be constructed at that certain parcel of land located in the Town of Thompson, New York and commonly known as the Concord Hotel and Resort (the “Concord Property”).  The Agreement has a term of forty (40) years (the “Term”).

As a result of the execution of the Agreement, the Contribution Agreement, dated February 8, 2008, as amended on December 30, 2008 and January 30, 2009, and which became terminable by either party in accordance with its terms on February 28, 2009, terminated and became of no further force and effect.

The closing of the transactions contemplated by the Agreement is to take place on the date that Concord or its subsidiary secures and closes on (but not necessarily funds under) financing (the “Financing”) in the minimum aggregate amount of $500 million (including existing equity) from certain third-party lenders in connection with the development of the Track and certain gaming facilities (the “Concord Gaming Facilities”) on the Concord Property (the “Closing Date”).

Upon the commencement of operations at the Concord Gaming Facilities (the “Operations Date”) and for the duration of the Term, Concord shall cause Raceway Corp. to pay to the Company an annual management fee in the amount of $2 million, such management fee to be increased by five percent on each five year anniversary of the Operations Date (the “Empire Management Fee”).  The Empire Management Fee shall be prorated for the initial year in which the Track is open for business by the number of months in which the Track is open to the public.  Concord agreed that the Empire Management Fee to be paid to us will be senior to payments due in connection with the Financing.

In addition to the Empire Management Fee, commencing on the Operations Date and for the duration of the Term, Concord shall cause Raceway Corp. to pay us an annual fee in the amount of two percent of the total revenue wagered with respect to video gaming machines and/or other alternative gaming located at the Concord Property after payout for prizes, less certain fees payable to the State of New York, the Monticello Harness Horsemen’s Association, Inc. and the New York State Horse Breeding Fund (“Adjusted Gross Gaming Revenue Payment”).  Commencing upon the Operations Date and for the duration of the Term, in the event that the Adjusted Gross Gaming Revenue Payment paid to us is less than $2 million per annum, Concord shall guaranty and pay to us the difference between $2 million and the Adjusted Gross Gaming Revenue Payment distributed to us with respect to such calendar year.

Upon a sale or other voluntary transfer of the Concord Gaming Facilities to any person or entity who is not an affiliate of Concord (the “Buyer”), Raceway Corp. may terminate the Agreement upon payment to us of $25 million; provided, that the Buyer shall enter into an agreement with us whereby the Buyer shall agree to pay the greater of (i) the Adjusted Gross Gaming Revenue Payment or (ii) $2 million per annum to the Company for the duration of the Term of the Agreement.

Index

In the event that the Closing Date has not occurred on or before July 31, 2010, the Agreement may be terminated by either Concord or us by written notice.

 In the past, we have also made efforts to develop a 29.31 acre parcel of land adjacent to Monticello Casino and Raceway as the site for the development of a Class III casino and may pursue additional commercial and entertainment projects on the remaining 200 acres of land owned by the Company that encompass the site of our current gaming and racing facility. We will also continue to explore other possible development projects.

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

Raceway and VGM Operations

Monticello Raceway Management, a wholly owned subsidiary, is a New York corporation that operates Monticello Raceway (the “Raceway”), a harness horse racing facility and a VGM facility (Monticello Casino and Raceway) in Monticello, New York.

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

Note B.  Summary of Significant Accounting Policies

Loss Per Common Share.  We compute basic loss per share by dividing loss applicable to common shares by the weighted-average common shares outstanding for the period.  Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity.  Since the effect of outstanding options and warrants is anti-dilutive with respect to losses, they have been excluded from our computation of loss per common share.  Therefore, basic and diluted losses per common share for the three months ended March 31, 2009 and 2008 were the same.

The following table shows the approximate number of securities outstanding at March 31, 2009 and 2008 that could potentially dilute basic income per share in the future, but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

	Outstanding at March 31,
	2009	2008
Options	3,039,000	2,565,000
Warrants	250,000	250,000
Shares to be issued upon conversion of convertible debt	5,175,000	5,175,000
Total	8,464,000	7,990,000

Index

Fair Value.  In the first quarter of 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, for financial assets and liabilities and elected the deferral option available for one year for non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).

As permitted, we chose not to elect the fair value option as prescribed by Financial Accounting Standards Board (“FASB”) SFAS No. 159, “The Fair Value Option For Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, for our financial assets and liabilities that had not been previously carried at fair value.

Our financial instruments are comprised of current assets and current liabilities, which include our revolving credit facility and senior convertible notes at March 31, 2009 and December 31, 2008. Current assets and current liabilities approximate fair value due to their short term nature.

Estimates and Assumptions.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We use significant estimates including those related to fair value, customer incentives, bad debts, estimated useful lives for depreciable and amortizable assets, valuation reserves, estimated cash flows in assessing the recoverability of long-lived assets and estimated liabilities for point based customer loyalty programs, income taxes and contingencies.  Actual results may differ from estimates.

Reclassifications.  Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 111 (“SAB 111”). SAB 111 amends Topic 5.M. in the SAB series entitled “Other Than Temporary Impairment of Certain Investments Debt and Equity Securities”. On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. SAB 111 maintains the previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. SAB 111 was effective for the Company as of March 31, 2009. There was no material impact on our consolidated financial position or results of operations upon adoption.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FASB staff position amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The staff position also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this FSP for the interim reporting period ending March 31, 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities. If an entity determines that it has an other-than-temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The staff position expands disclosures about other-than-temporary impairment and requires that the annual disclosures in FASB Statement No. 115 and FSP FAS 115-1 and FAS 124-1 be made for interim reporting periods. This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this FSP for the interim reporting period ending March 31, 2009. There was no material impact on our consolidated financial position or results of operations upon adoption.

Index

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset of liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this FSP for the interim reporting period ending March 31, 2009 and it did not have a material impact on our consolidated financial position or results of operations.

In February 2008, the FASB issued FSP No. 157-2. The staff position delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay expired January 1, 2009, and the expiration of the delay did not have a material impact on our consolidated financial position or results of operations.

Note C. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	March 31, 2009	December 31, 2008
	(in thousands)
Liability for horseracing purses	$1,556	$1,297
Accrued interest	867	2,167
Accrued payroll	612	895
Accrued other	1,339	1,522
Total accrued expenses and other current liabilities	$4,374	$5,881

Note D. Senior Convertible Notes

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

Index

The holders of our senior secured convertible notes are entitled to demand repayment of the notes on July 31, 2009.  We will not have sufficient financial resources and may be unable to arrange financing to pay the purchase price for all of such notes tendered by the holders in connection with any such repurchase.  On April 15, 2009, the Company received a letter from Plainfield, a holder of $22.5 million in principal amount of the Company’s senior secured convertible notes, pursuant to which Plainfield stated that, among other things, it is a member of an ad hoc group of holders of the Company’s senior secured convertible notes and that each of the members of the ad hoc group intends to exercise its put right in accordance with the terms of the indenture.

A failure to repurchase the notes when required will result in an event of default under the indenture and could result in a cross-default under any other credit agreement to which we may be a party at such time.  In addition, an event that may constitute a change in control under the indenture may also be an event of default under any credit agreement or other agreement governing future debt.  These events permit the lenders under such credit agreement or other agreement to accelerate the debt outstanding thereunder and, if such debt is not paid, to enforce security interests in the collateral securing such debt or result in our becoming involved in an insolvency proceeding.

We recognized interest expense associated with the notes of approximately $1.3 million in each of the three-month periods ended March 31, 2009 and 2008.

Note E.  Revolving Credit Facility

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

We cannot provide any assurance that we will have sufficient financial resources, or will be able to arrange financing, to repay our credit facility when it matures on May 29, 2009. If we fail to repay the Bank of Scotland credit facility when it is due, it will result in an event of default under our credit agreement.   In addition, an event that may constitute a change in control under the indenture may also be an event of default under any credit agreement or other agreement governing future debt.  These events permit the lenders under our credit agreement or other agreement to accelerate the debt outstanding thereunder and, if such debt is not paid, to enforce security interests in the collateral securing such debt or result in our becoming involved in an insolvency proceeding.  On April 21, 2009, the Company received a letter from Bank of Scotland in which Bank of Scotland stated that it had received information that one or more defaults or events of default exist within the credit agreement with Bank of Scotland and that although the parties will engage in good faith discussions to address the situations that resulted in such defaults or events of default, Bank of Scotland reserves its rights and remedies under the credit agreement.

We recognized interest expense for the credit facility of approximately $91,000 and $146,000 in the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, we were in compliance with the financial covenants contained in our agreement with the Bank of Scotland.

Index

Note F. Stockholders’ Equity

Stock-based compensation expense included in selling, general and administrative expenses is approximately $412,000 and $326,000 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, there was approximately $261,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under our plans. That cost is expected to be recognized over the remaining vesting period of 2 years. This expected cost does not include the impact of any future stock-based compensation awards.

Options that were granted to four directors, who have resigned in March 2009, would have expired on the date of termination or in thirty days based on the equity incentive plan under which the options were issued, but were extended to the original expiration dates set forth for the respective options.  The modification resulted in stock-based compensation expense of approximately $123,000 in the three months ended March 31, 2009.

On March 9, 2009, we authorized issuance of 124,610 shares of our common stock as payment of dividends due for the year ended December 31, 2008 on our Series B preferred stock.  The approximate value of these shares when issued was $111,000.

On February 24, 2008, we authorized issuance of 117,419 shares of our common stock as payment of dividends due for the year ended December 31, 2007 on our Series B preferred stock.  The approximate value of these shares when issued was $261,000.

Note G. Concentration

Two debtors, New York Off-Track Betting Corporation (“OTB”) and Nassau OTB, represented approximately 45% and 17%, respectively, of the total outstanding accounts receivable as of March 31, 2009.  Two debtors, New York OTB and Nassau OTB, represented approximately 41% and 18%, respectively, of the total outstanding accounts receivable as of December 31, 2008.

Note H.  Employee Benefit Plan

Effective with the payroll period beginning March 23, 2009, the Company amended its sponsored 401(k) Plan to discontinue Company matching contributions for salaried employees.

On April 23, 2009, the Company’s union employees agreed to, among other things, the removal of the Company’s 401(k) contribution match.  As a result, the Company plans to discontinue matching contributions for both union employees and non-union hourly employees during May 2009 (see Note J).

Note I. Commitments and Contingencies

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

Note J. Subsequent Events

On April 8, 2009, the Company entered into an agreement with Eric Reehl pursuant to which Mr. Reehl was appointed to serve as chief restructuring officer of the Company effective as of April 13, 2009.  Mr. Reehl will assist in the Company’s efforts to identify, negotiate and secure additional debt and/or equity capital and coordinates the Company’s restructuring efforts.

Index

On April 13, 2009, David P. Hanlon, President and Chief Executive Officer of the Company and a member of its board of directors, entered into a separation agreement with the Company pursuant to which Mr. Hanlon’s employment with the Company terminated as of April 13, 2009.

On April 14, 2009, Ronald Radcliffe, Chief Financial Officer of the Company, tendered his resignation, effective June 30, 2009 pursuant to a separation and release agreement.

On April 15, 2009, the Company received a letter from Plainfield, a holder of $22.5 million in principal amount of the Company’s senior secured convertible notes, pursuant to which Plainfield stated that, among other things, it is a member of an ad hoc group of holders of the Company’s senior secured convertible notes and that each of the members of the ad hoc group intends to exercise its put right in accordance with the terms of the indenture.

On April 21, 2009, the Company received a letter from Bank of Scotland in which Bank of Scotland stated that it had received information that one or more defaults or events of default exist within the credit agreement with Bank of Scotland and that although the parties will engage in good faith discussions to address the situations that resulted in such defaults or events of default, Bank of Scotland reserves its rights and remedies under the credit agreement.

On April 23, 2009, the Company’s union employees agreed to a 5% salary reduction (corresponding to a 5% salary reduction for non-union employees), a delay of its 3 ½% scheduled salary increase, the removal of the Company’s 401(k) contribution match and the elimination of a paid 30 minute break.  As a result, the Company plans to discontinue matching contributions for both union employees and non-union hourly employees during May 2009.

On April 30, 2009, Hilda A. Manuel, Senior Vice President of Native American Affairs of the Company, entered into a separation agreement with the Company pursuant to which Ms. Manuel’s employment with the Company terminated as of April 30, 2009.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read together with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements generally relate to our strategies, plans and objectives for future operations and are based upon management’s current plans and beliefs or estimates of future results or trends.  Forward-looking statements also involve risks and uncertainties, including, but not restricted to, the risks and uncertainties described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could cause actual results to differ materially from those contained in any forward-looking statement.  Many of these factors are beyond our ability to control or predict.

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

Index

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon our ability to negotiate a renewal or extension of the maturity dates or to arrange financing with other sources to repay our credit facility with the Bank of Scotland when it matures on May 29, 2009 and the holders of the Senior Convertible Notes if they demand repayment of the notes on July 31, 2009.  Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining financing.  On April 15, 2009, we received a letter from Plainfield Asset Management LLC (“Plainfield”), a holder of $22.5 million in principal amount of our Senior Convertible Notes, pursuant to which Plainfield stated that, among other things, it is a member of an ad hoc group of holders of the Company’s Senior Convertible Notes and that each of the members of the ad hoc group intends to exercise its put right in accordance with the terms of the indenture.  On April 21, 2009, we received a letter from Bank of Scotland in which Bank of Scotland stated that it had received information that one or more defaults or events of default exist within the credit agreement with Bank of Scotland and that although the parties will engage in good faith discussions to address the situations that resulted in such defaults or events of default, Bank of Scotland reserves its rights and remedies under the credit agreement.  These factors, as well as continuing net losses and negative cash flows from operating activities as well as an uncertain economic environment, raise substantial doubt about our ability to continue as a going concern.  These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated March 13, 2009 on our consolidated financial statements at December 31, 2008 and for the year then ended regarding their concerns about our ability to continue as a going concern.  Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

Overview

Empire Resorts, Inc. (“Empire,” the “Company,” “us” or “we”) was organized as a Delaware corporation on March 19, 1993, and since that time has served as a holding company for various subsidiaries engaged in the hospitality and gaming industries.

Through our wholly-owned subsidiary, Monticello Raceway Management, Inc., we currently own and operate Monticello Casino and Raceway, a video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York, 90 miles Northwest of New York City.  At Monticello Casino and Raceway, we operate more than 1,500 VGMs as an agent for the New York State Lottery and conduct pari-mutuel wagering through the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and the export simulcasting of our races to offsite pari-mutuel wagering facilities.

We also plan to grow and diversify our current business operations by marketing our management and consulting services to gaming and hospitality clients and pursuing joint ventures or other growth opportunities, including the commercial development of our existing real estate holdings.  We have an agreement, subject to certain conditions, with Concord Empire Raceway Corp. (“Raceway Corp.”), a subsidiary of Concord Associates, L.P, to provide advice and general managerial oversight with respect to the operations at a harness to be constructed at that certain parcel of land located in the Town of Thompson, New York and commonly known as the Concord Hotel and Resort.  No assurance can be given that the conditions to the closing of the transaction will be satisfied in order to complete the transaction, as planned.

We have been working since 1996 to develop a Class III casino on a site 29.31 acre owned by us adjacent to our Monticello, New York facility.  As used herein, Class III gaming means a full casino including slot machines, on which the outcome of play is based upon randomness, and various table games including, but not limited to, poker, blackjack and craps. Initially, this effort was pursued through agreements with various Indian tribes.  Our most recent efforts were pursuant to agreements with the St. Regis Mohawk Tribe.  We were advised, however, that on January 4, 2008, the St. Regis Mohawk Tribe received a letter from the BIA denying the St. Regis Mohawk Tribe's request to take 29.31 acres into trust for the purpose of building a Class III gaming facility to be located at Monticello Casino and Raceway.

Index

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

Much of our ability to develop a successful business plan is now dependent on our efforts to develop our interests in the Catskills region of the State of New York, and our financial results in the future will be based on different activities than those from our prior fiscal years, assuming that we continue as a going concern.

Competition

We continue to face significant competition for our VGM operation from a VGM facility at Yonkers Raceway.  In addition, several slot machine facilities have opened in Pennsylvania and one, operated by the Mohegan Tribal Gaming Authority, is within 65 miles of our Monticello property.  The Yonkers facility, which is much closer to New York City, has a harness horseracing facility, approximately 5,500 VGMs, food and beverage outlets and other amenities.

A number of states are currently considering or implementing legislation to legalize or expand gaming.  Such legislation presents both potential opportunities to establish new properties and potential competitive threats to business at our existing property. The timing and occurrence of these events remain uncertain.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008.

Revenues.  Net revenues decreased approximately $1.3 million (or 8%) for the quarter ended March 31,2009 compared to the quarter ended March 31, 2008.  Revenue from racing operations was unchanged; revenue from VGM operations decreased by approximately $1.0 million (or 7%) and food, beverage and other revenue decreased by approximately $68,000 (or 7%).  Complimentary expenses (“Promotional allowances”) increased by approximately $196,000 (or 40%).

We believe that our VGM operations continue to be adversely affected by the competing VGM facility at Yonkers Raceway and slot machine facilities in Pennsylvania. Our number of daily visits decreased approximately 11% and the daily win per unit fell from $91.51 for the three months ended March 31, 2008 to $85.41 for the three months ended March 31, 2009 (or 7%).  The average number of machines in service was 1,587 in both periods.

Food, beverage and other revenue decreased primarily as a result of lower patron visits. The percentage decrease was less than the reduction in head count partly because we used complimentary food and beverage as part of marketing promotions.

The increase in complimentary expenses (“Promotional allowances”) is almost entirely attributable to increased utilization of “free play” coupons as a marketing and promotional technique.

Racing costs.  Racing costs decreased by approximately $122,000 (or 7%) to approximately $1.6 million for the three months ended March 31, 2009.   We have been able to reduce some operating expenses at our facility while our revenues derived from sources other than live racing at our facility remained comparable to the corresponding quarter in the prior year.

Gaming costs.  Gaming (VGM) costs decreased by approximately $2.4 million (or 20%) to approximately $9.8 million for the three months ended March 31, 2009 compared with the corresponding period in 2008. Of this amount, approximately $1.2 million (or 12%) is attributable to a change in the law which allows VGM operators to pay a lower percentage of VGM revenues to the New York State Lottery. The remainder of the decrease of approximately $1.2 million (or 8%) reflects cost reductions to adjust to lower levels of customer visits.

Index

Food, beverage and other costs.  Food, beverage and other costs decreased approximately $50,000 (or 12%) to approximately $362,000 primarily as a result of continuing cost control initiatives in 2009.

Selling, General and Administrative expenses.  Selling, general and administrative expenses decreased approximately $460,000 (or 14%) for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  This decrease was primarily a result of reduced direct marketing expenses (excluding promotion allowances) and reduced professional fees.

 Interest expense and income.  Interest expense decreased approximately $55,000 as a result of lower interest rates on our bank line of credit during 2009 and interest income decreased by approximately $77,000 as a result of lesser amounts invested at lower rates in 2009.

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

On April 21, 2009, the Company received a letter from Bank of Scotland in which Bank of Scotland stated that it had received information that one or more defaults or events of default exist within the credit agreement with Bank of Scotland and that although the parties will engage in good faith discussions to address the situations that resulted in such defaults or events of default, Bank of Scotland reserves its rights and remedies under the credit agreement.

On April 15, 2009, the Company received a letter from Plainfield, a holder of $22.5 million in principal amount of the Company’s senior secured convertible notes, pursuant to which Plainfield stated that, among other things, it is a member of an ad hoc group of holders of the Company’s senior secured convertible notes and that each of the members of the ad hoc group intends to exercise its put right in accordance with the terms of the indenture.

A failure to repurchase the notes when required will result in an event of default under the indenture and could result in a cross-default under any other credit agreement to which we may be a party at such time.  In addition, an event that may constitute a change in control under the indenture may also be an event of default under any credit agreement or other agreement governing future debt.  These events permit the lenders under such credit agreement or other agreement to accelerate the debt outstanding thereunder and, if such debt is not paid, to enforce security interests in the collateral securing such debt or result in our becoming involved in an insolvency proceeding.

Net cash used in operating activities during the three months ended March 31, 2009 was approximately $3.7 million compared to net cash used in operating activities for the three months ended March 31, 2008 of approximately $5.1 million, a decrease of approximately $1.4 million.

The reduction of net loss of approximately $1.7 million was the primary cause of that decrease in cash used in operating activities. Net working capital changes, including an increase in restricted cash for our racing purses, account for the remaining change.

Net cash used by investing activities was approximately $26,000 for three months ended March 31, 2009 compared with net cash provided of approximately $268,000 in the corresponding period in 2008. In 2008, we benefited from collections of restricted cash from the Racing Capital Improvement account of approximately $294,000.

On March 9, 2009, we authorized issuance of 124,610 shares of our common stock as payment of dividends due for the year ended December 31, 2008 on our Series B preferred stock.  The approximate value of these shares when issued was $111,000.

Index

On February 24, 2008, we authorized issuance of 117,419 shares of our common stock as payment of dividends due for the year ended December 31, 2007 on our Series B preferred stock.  The recorded value of these shares was approximately $261,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to market risk.  Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $7.6 million at March 31, 2009 under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at March 31, 2009 would cause a change in total annual interest costs of $76,000.  The carrying values of these borrowings approximate their fair values at March 31, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

We carried out an evaluation as of March 31, 2009 under the supervision and with the participation of management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings.

Changes in Our Financial Reporting Internal Controls.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Our failure to replace our Chief Executive Officer or Chief Financial Officer with individuals with the required level of experience and expertise in a timely manner could have an adverse impact on our operations and business strategy.

Our success depends to a significant degree upon the continued contributions of our top management. On April 13, 2009, David P. Hanlon, our former Chief Executive Officer and a director of the Company, resigned effective April 13, 2009. On April 14, 2009, Ronald Radcliffe, our Chief Financial Officer, resigned effective June 30, 2009.  The loss of the services of Mr. Hanlon and Mr. Radcliffe could adversely affect our business.  We may not be able to retain our other key personnel and searching for replacements for Mr. Hanlon and Mr. Radcliffe could divert the attention of other senior management and increase our operating expenses.  Our future performance will depend on our ability to recruit and retain individuals to serve as Chief Executive Officer and Chief Financial Officer of the Company.  Competition for qualified executives is intense and our business could suffer if we are not able to attract additional qualified executives in a timely manner.

ITEM 6.  EXHIBITS

31.1           Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2           Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2           Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: May 8, 2009	/s/ Charles Degliomini
Charles Degliomini, Senior Vice President of Governmental Relations and Corporate Communication (Principal Executive Officer)

Dated: May 8, 2009	/s/ Ronald J. Radcliffe
Ronald J. Radcliffe
Chief Financial Officer