Form 10-Q
period 2009-06-30
EMPIRE RESORTS INC
filed 2009-08-17
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 1-12522

EMPIRE RESORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3714474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Monticello Casino and Raceway Route 17B, P.O. Box 5013 Monticello, New York	12701
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock, as of August 13, 2009 was 34,037,961.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

ii

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share data)

	June 30, 2009 (Unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$6,351	$9,687
Restricted cash	2,398	969
Accounts receivable	2,038	1,570
Prepaid expenses and other current assets	3,020	3,500
Total current assets	13,807	15,726
Property and equipment, net	29,367	29,908
Deferred financing costs, net of accumulated amortization of $2,397 in 2009 and $2,193 in 2008	2,082	2,287
Other assets	535	1,175
TOTAL ASSETS	$45,791	$49,096

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Revolving credit facility	$6,917	$7,617
Senior convertible notes	65,000	65,000
Accounts payable	2,404	2,969
Accrued expenses and other current liabilities	7,168	5,881
Total current liabilities	81,489	81,467

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, 5,000 shares authorized; $0.01 par value -
Series A, $1,000 per share liquidation value, none issued and outstanding	----	----
Series B, $29 per share liquidation value, 44 shares issued and outstanding	----	----
Series E, $10 per share redemption value, 1,731 shares issued and outstanding	6,855	6,855
Common stock, $0.01 par value, 75,000 shares authorized, 34,038 and 33,913 shares issued and outstanding in 2009 and 2008, respectively	340	339
Additional paid-in capital	62,482	59,379
Accumulated deficit	(105,375)	(98,944)
Total stockholders’ deficit	(35,698)	(32,371)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$45,791	$49,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES:
Racing	$2,176	$1,604	$4,100	$3,529
Gaming	13,973	15,324	26,172	28,539
Food, beverage and other	1,171	1,306	2,112	2,313
Gross revenues	17,320	18,234	32,384	34,381
Less: Promotional allowances	(951)	(589)	(1,642)	(1,085)
Net revenues	16,369	17,645	30,742	33,296

COSTS AND EXPENSES:
Racing	1,662	1,570	3,304	3,334
Racing – settlement of Horsemen litigation	---	1,250	---	1,250
Gaming	10,741	11,577	20,506	23,766
Food, beverage and other	439	535	801	947
Selling, general and administrative	3,379	2,736	5,871	5,774
Stock-based compensation	2,581	193	2,993	519
Depreciation	308	307	619	609
Total costs and expenses	19,110	18,168	34,094	36,199

Loss from operations	(2,741)	(523)	(3,352)	(2,903)

Amortization of deferred financing costs	(102)	(102)	(205)	(205)
Interest expense	(1,386)	(1,424)	(2,777)	(2,870)
Interest income	3	54	14	142

NET LOSS	(4,226)	(1,995)	(6,320)	(5,836)
Undeclared dividends on preferred stock	(388)	(388)	(776)	(776)

NET LOSS APPLICABLE TO COMMON SHARES	$(4,614)	$(2,383)	$(7,096)	$(6,612)
Weighted average common shares outstanding, basic and diluted	34,038	30,578	33,991	30,104

Loss per common share, basic and diluted	$(0.14)	$(0.08)	$(0.21)	$(0.22)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,320)	$(5,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	619	609
Amortization of deferred financing costs	205	205
Stock-based compensation	2,993	519
Changes in operating assets and liabilities:
Restricted cash –NYS Lottery and Purse Accounts	(1,418)	(473)
Accounts receivable	(468)	(279)
Prepaid expenses and other current assets	480	(1,089)
Accounts payable	(565)	(769)
Accrued expenses and other current liabilities	1,287	2,098
Other assets	640	67
NET CASH USED IN OPERATING ACTIVITIES	(2,547)	(4,948)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(78)	(161)
Restricted cash - Racing capital improvement	(11)	269
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(89)	108
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	---	14
Proceeds from issuance of common stock	---	3,000
Repayment on revolving credit facility	(700)	---
Restricted cash - Revolving credit facility	---	(7)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(700)	3,007

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,336)	(1,833)
CASH AND CASH EQUIVALENTS, beginning of period	9,687	15,008
CASH AND CASH EQUIVALENTS, end of period	$6,351	$13,175

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the period	$2,777	$2,870

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Common stock issued in settlement of preferred stock dividends	$111	$261

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A.  Summary of Business and Basis for Presentation

Basis for Presentation

The condensed consolidated financial statements and notes as of June 30, 2009 and for the three-month and six-month periods ended June 30, 2009 and 2008 are unaudited and include the accounts of Empire Resorts, Inc. and subsidiaries (“Empire” or the “Company” or “we”).

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Our ability to continue as a going concern is dependent upon a determination that we did not have the obligation to repurchase our senior convertible notes on July 31, 2009, and/or our ability to arrange financing with other sources to fulfill our obligations under the Loan Agreement, as defined below, and senior convertible notes, if required.  As described in Note J, we are continuing our efforts to obtain financing, but there is no assurance that we will be successful in doing so. These factors, as well as continuing net losses and negative cash flows from operating activities, raise substantial doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

On July 27, 2009, we entered into an amended loan agreement  (the “Loan Agreement”) reflecting the assignment of our revolving credit agreement from Bank of Scotland to The Park Avenue Bank.  One of the provisions of the Loan Agreement is a short term maturity date of July 28, 2009.  On July 29, 2009, we received a notice of the occurrence of an event of default under the Loan Agreement as a result of our failure to pay the principal due on July 28, 2009 (see Note J).

On June 30, 2009, pursuant to the indenture, we furnished the written notice required to be delivered by us to the trustee of our senior convertible notes of the time and manner under which each holder could elect to require us to purchase the notes.  As contemplated by the indenture, we included with the notice the written form to be completed, signed (with signature guaranteed), and delivered by each holder to the trustee before close of business on July 31, 2009 to require us to purchase the notes. However, on July 30 and 31, 2009, and on August 3, 2009, we requested, but never received, from the trustee copies of all forms delivered to it by which any election was made for us to purchase the notes or any part thereof.  Neither the trustee nor any holder furnished to us any originals or copies of any such signed forms which had to be completed, signed and delivered to the trustee by close of business on July 31, 2009 to require us to purchase the notes.  As the forms required to be completed, signed, and delivered by July 31 2009 were not completed, signed and delivered by then, we concluded that we are not obligated to purchase and pay for the notes before their maturity on July 31, 2014.  On August 3, 2009, we received a notice from three entities, asserting that they were beneficial holders of notes in an aggregate principal amount of $48,730,000, and that we were in default under the indenture by not purchasing and paying for them.  Accordingly, on August 5, 2009, we instituted a declaratory judgment action in the Supreme Court of the State of New York in Sullivan County, in which we named as defendants the trustee, i.e., The Bank of New York Mellon Corporation, The Depository Trust Company and twelve entities claiming interests in the notes.  In the action, we allege two causes of action, one seeking a declaration by the Court that the defendants failed to properly exercise any option pursuant to Section 3.07(a) of the indenture to require us to purchase their interest in the notes, and the other cause of action seeking a declaration that the three entities which gave the purported notice of default have not invoked the Default Consequences under the indenture. We did not make the interest payment on the notes of $2.6 million that was due on July 31, 2009.  We are obligated to pay interest on overdue installments of interest at a rate of 9% (see Notes D and J) and will be in default on such payment if it is not made by August 31, 2009. The same three entities that gave us the notice on August 3, 2009 also gave written notice to us on August 11, 2009, asserting that we were in default under the indenture for not paying the interest due on July 31, 2009.

INDEX

If the notes have been validly exercised pursuant to the purported right to demand repayment of the notes, we do not have an immediate source of repayment for our obligations under the Loan Agreement or the senior convertible notes.  Moreover, our current operations will not provide sufficient cash flow to repay these obligations at maturity, if we are required to do so.

A failure to repurchase the notes when required would result in an event of default under the indenture and could result in a cross-default under any other credit agreement to which we may be a party at such time.  In addition, an event that may constitute a change in control under the indenture may also be events of default under any credit agreement or other agreement governing future debt.  These events permit the lenders under such credit agreement or other agreement to accelerate the debt outstanding thereunder and, if such debt is not paid, to enforce security interests in the collateral securing such debt or result in our becoming involved in an insolvency proceeding.

Nature of Business

We have concentrated on developing gaming operations in New York State.  Through our subsidiaries, we currently own and operate Monticello Casino and Raceway, a video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York.

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

On March 23, 2009, we entered into a new agreement (the “Agreement”), with Concord, pursuant to which we (or a wholly-owned subsidiary reasonably acceptable to Concord) shall be retained by Concord Empire Raceway Corp. (“Raceway Corp.”), a subsidiary of Concord, to provide advice and general managerial oversight with respect to the operations at the harness track (the “Track”) to be constructed at that certain parcel of land located in the Town of Thompson, New York and commonly known as the Concord Hotel and Resort (the “Concord Property”).  The Agreement has a term of forty years (the “Term”).

As a result of the execution of the Agreement, the Contribution Agreement, dated February 8, 2008, as amended on December 20, 2008 and January 30, 2009, and which became terminable by either party in accordance with its terms on February 28, 2009, terminated and became of no further force and effect.

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

INDEX

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

We operate through three principal subsidiaries, Monticello Raceway Management, Inc. (“MRMI”), Monticello Casino Management, LLC (“Monticello Casino Management”) and Monticello Raceway Development Company, LLC (“Monticello Raceway Development”).  Currently, only MRMI has operations which generate revenue.  During 2008, for administrative purposes, we merged eight of our inactive subsidiaries into one entity.

On June 11, 2009, MRMI entered into a management services agreement, dated as of June 10, 2009, with Sportsystems Gaming Management at Monticello, LLC (“Sportsystems”), a wholly owned subsidiary of Delaware North Companies, whereby MRMI retained Sportsystems to provide MRMI with management and consulting services in connection with the video gaming, food service, and related hospitality businesses conducted by MRMI for a term of three years.

Raceway and VGM Operations

MRMI operates Monticello Raceway (the “Raceway”), a harness horse racing facility and a VGM facility (Monticello Casino and Raceway) in Monticello, New York.

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

A VGM is an electronic gaming device which allows a patron to play electronic versions of various lottery games of chance and is similar in appearance to a traditional slot machine.  On October 31, 2001, the State of New York enacted a bill designating seven racetracks, including the Raceway, to install and operate VGMs.  Under the program, the New York State Lottery has authorized an allocation of up to 1,800 VGMs to the Raceway.  Currently, MRMI operates 1,290 VGMs on 45,000 square feet of floor space at the Raceway.  Pursuant to our efforts to improve profitability, the number of VGMs is being reduced and reconfigured to improve utilization, with a target VGM count of approximately 1,100 machines.

INDEX

Note B.  Summary of Significant Accounting Policies

Restricted cash. During the quarter ended June 30, 2009, we have added a restricted cash account to those described in the Notes to our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2008.  In connection with our VGM operations, we agreed to maintain a restricted bank account with a balance of $400,000.  The New York State Lottery can make withdrawals directly from this account if they have not received their share of net win when due.  As of June 30 2009, there were no withdrawals made from this account.

Loss Per Common Share.  We compute basic loss per share by dividing loss applicable to common shares by the weighted-average common shares outstanding for the period.  Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity.  Since the effect of outstanding options and warrants is anti-dilutive with respect to losses, they have been excluded from our computation of loss per common share.  Therefore, basic and diluted losses per common share for the three months and six months ended June 30, 2009 and 2008 were the same. The following table shows the approximate number of securities outstanding at June 30, 2009 and 2008 that could potentially dilute basic income per share in the future, but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

	Outstanding at June 30,
	2009	2008
Options	6,640,000	2,553,000
Warrants	---	250,000
Shares to be issued upon conversion of convertible debt	5,175,000	5,175,000
Total	11,815,000	7,978,000

Fair Value.  In the first quarter of 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, for financial assets and liabilities and elected the deferral option available for one year for non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). On January 1, 2009, we adopted the remaining provisions of SFAS No.157 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of the remaining provision of SFAS No. 157 did not materially impact our condensed consolidated financial statements.

As permitted, we chose not to elect the fair value option as prescribed by Financial Accounting Standards Board (“FASB”) SFAS No. 159, “The Fair Value Option For Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, for our financial assets and liabilities that had not been previously carried at fair value.

Our financial instruments are comprised of current assets and current liabilities, which include our revolving credit facility and senior convertible notes at June 30, 2009 and December 31, 2008. Current assets and current liabilities approximate fair value due to their short term nature.

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

INDEX

Subsequent Events. These financial statements were approved by management and the Board of Directors and were issued on August 17, 2009.  Management has evaluated subsequent events through this date.

Reclassifications.  Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles.  This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and non-authoritative.  The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009.  As the Codification does not change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS 167 amends the consolidation guidance applicable to variable interest entities and is effective for fiscal years beginning after November 15, 2009.  The adoption of SFAS 167 will not have an impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires greater transparency of related disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009.  The adoption of SFAS 166 will not have an impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which is effective for interim and annual fiscal periods ending after June 15, 2009.  This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This standard sets forth the period after the balance sheet date during which we should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in our financial statements and the disclosures that we should make about events or transactions that occurred after the balance sheet date.

INDEX

Note C.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
Liability for horseracing purses	$2,089	$1,297
Accrued interest	2,165	2,167
Accrued payroll	752	895
Accrued other	2,162	1,522
Total accrued expenses and other current liabilities	$7,168	$5,881

Note D.  Senior Convertible Notes

On July 26, 2004, we issued $65 million of 5.5% senior convertible notes (the “notes”), which are currently convertible into approximately 5.2 million shares of common stock, subject to adjustment upon the occurrence or non-occurrence of certain events.  The notes were issued with a maturity date of July 31, 2014 and each holder had the right to demand that we repurchase the notes at par plus accrued interest on July 31, 2009.  Interest is payable semi-annually on January 31 and July 31.

The notes are subordinated to our senior obligations and those of our subsidiaries, yet rank senior in right of payment to all of our existing and future subordinated indebtedness.  The notes are secured by our tangible and intangible assets and by a pledge of the equity interests of each of our subsidiaries and a mortgage on our property in Monticello, New York.  The first position in this collateral is also held by The Park Avenue Bank and on July 29, 2009, The Park Avenue Bank delivered a notice to The Bank of New York advising that, as a result of the occurrence of the event of default under the Loan Agreement, a standstill period has commenced under the Intercreditor Agreement with respect to the collateral.  The standstill period will continue until the earlier to occur of: (i) The Park Avenue Bank’s express waiver or acknowledgement of the cure of the applicable event of default in writing or the occurrence of the discharge of the Loan Agreement secured obligations, and (ii) the date that is 90 days from the date of the Bank of New York’s receipt of the standstill notice.

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

On June 30, 2009, pursuant to the indenture, we furnished the written notice required to be delivered by us to the trustee of our senior convertible notes of the time and manner under which each holder could elect to require us to purchase the notes.  As contemplated by the indenture, we included with the notice the written form to be completed, signed (with signature guaranteed), and delivered by each holder to the trustee before close of business on July 31, 2009 to require us to purchase the notes. However, on July 30 and 31, 2009, and on August 3, 2009, we requested, but never received, from the trustee copies of all forms delivered to it by which any election was made for us to purchase the notes or any part thereof.  Neither the trustee nor any holder furnished to us any originals or copies of any such signed forms which had to be completed, signed and delivered to the trustee by close of business on July 31, 2009 to require us to purchase the notes.  As the forms required to be completed, signed, and delivered by July 31 2009 were not completed, signed and delivered by then, we concluded that we are not obligated to purchase and pay for the notes before their maturity on July 31, 2014.  On August 3, 2009, we received a notice from three entities, asserting that they were beneficial holders of notes in an aggregate principal amount of $48,730,000, and that we were in default under the indenture by not purchasing and paying for them.  Accordingly, on August 5, 2009, we instituted a declaratory judgment action in the Supreme Court of the State of New York in Sullivan County, in which we named as defendants the trustee, i.e., The Bank of New York Mellon Corporation, The Depository Trust Company and twelve entities claiming interests in the notes.  In the action, we allege two causes of action, one seeking a declaration by the Court that the defendants failed to properly exercise any option pursuant to Section 3.07(a) of the indenture to require us to purchase their interest in the notes, and the other cause of action seeking a declaration that the three entities which gave the purported notice of default have not invoked the Default Consequences under the indenture. We did not make the interest payment on the notes of $2.6 million that was due on July 31, 2009.  We are obligated to pay interest on overdue installments of interest at a rate of 9% (see Note J) and will be in default on such payment if it is not made by August 31, 2009. The same three entities that gave us the notice on August 3, 2009 also gave written notice to us on August 11, 2009, asserting that we were in default under the indenture for not paying the interest due on July 31, 2009.

INDEX

A failure to repurchase the notes when required would result in an event of default under the indenture and could result in a cross-default under any other credit agreement to which we may be a party at such time.  In addition, an event that may constitute a change in control under the indenture may also be events of default under any credit agreement or other agreement governing future debt.  These events permit the lenders under such credit agreement or other agreement to accelerate the debt outstanding thereunder and, if such debt is not paid, to enforce security interests in the collateral securing such debt or result in our becoming involved in an insolvency proceeding.

We recognized interest expense associated with the notes of approximately $1.3 million and $2.6 million in each of the three-month and six-month periods ended June 30, 2009 and 2008.

Note E.  Revolving Credit Facility

On January 11, 2005, we entered into a credit facility with Bank of Scotland.  The credit facility provided for a $10 million senior secured revolving loan (subject to certain reserves) that matured on July 24, 2009. As security for borrowings under the facility, we agreed to have our wholly owned subsidiary, MRMI, grant a mortgage on the Raceway property and our subsidiaries guarantee its obligations under the credit facility.  We also agreed to pledge our equity interests in all of our current and future subsidiaries, maintain certain reserves, and grant a first priority secured interest in all of our assets, now owned or later acquired.  This arrangement contains financial covenants.  The credit facility also contains an acceleration clause which states that Bank of Scotland may accelerate the maturity in the event of a default by the Company.

In connection with this credit facility, the Bank of Scotland also entered into an Intercreditor Agreement with The Bank of New York so that the lender under this credit facility will be entitled to a first priority position notwithstanding the indenture and security documents entered into on July 26, 2004 in connection with our issuance of $65 million of senior convertible notes.

On June 21, 2007, we entered into an amendment to our credit facility with Bank of Scotland. The amendment, among other things, (i) extended the maturity date of the loan agreement from January 11, 2008 to January 7, 2009, (ii) amended the interest rates of loans under the credit facility to a rate of prime plus 1.5% until July 31, 2008 and prime plus 2.0% thereafter or LIBOR plus 3.5% until July 31, 2008 and LIBOR plus 4.0% thereafter and (iii) deleted all references to Interest Advances and Line of Credit Cash Collateral Advances such that the loan agreement now provides for total loans of up to $10 million.  We have the right to elect the method of determining the interest rate to be applied.  In addition, pursuant to this amendment, we are required to maintain an unrestricted cash balance of an amount that, when added to the unused balance available under the credit facility, is not less than $5 million.  On March 14, 2008, we entered into an additional amendment to our credit facility with Bank of Scotland that extends the maturity date of the loan agreement from January 7, 2009 to May 29, 2009. We entered into three additional amendments extending the maturity date to July 24, 2009.

We recognized interest expense for the credit facility of approximately $86,000 and $124,000 in the three months ended June 30, 2009 and 2008, respectively and approximately $177,000 and $270,000 in the six months ended June 30, 2009 and 2008, respectively.

On July 27, 2009, we entered into the Loan Agreement with The Park Avenue Bank reflecting the assignment of the credit facility to it from the Bank of Scotland.  In connection with that transaction, we made a cash payment of $2.5 million to reduce the principal amount outstanding to approximately $4.4 million.  One of the provisions of the Loan Agreement is a short term maturity date of July 28, 2009.  On July 29, 2009, we received a notice of the occurrence of an event of default under the Loan Agreement as a result of our failure to pay the principal due on July 28, 2009 (see Note J).

INDEX

Note F.  Stockholders’ Equity

Stock-based compensation expense is approximately $2,581,000 and $193,000 for the three months ended June 30, 2009 and 2008, respectively, and approximately $2,993,000 and $519,000 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, there was approximately $3.2 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under our plans.  That cost is expected to be recognized over the remaining vesting period of two years. This expected cost does not include the impact of any future stock-based compensation awards.

During the period from April 15, 2009 to June 8, 2009, we granted approximately 3.2 million options to directors and officers at exercise prices that varied from $1.11 to $1.78 (exercise price was determined by using the closing stock price on the day of grant), but the grants were subject to stockholder approval of an amendment to increase the number of shares in our 2005 Equity Incentive Plan. Stockholder approval was obtained on June 16, 2009 on which date the stock price was $1.57.  The stock-based compensation expense related to these grants was approximately $1.5 million for the three and six months ended June 30, 2009.

Options that were granted to three officers and an employee, who have resigned during the second quarter, would have otherwise expired in thirty or ninety days subsequent to the termination date, based on the equity incentive plan under which the options were issued, but were extended to dates mutually agreed upon in the respective termination agreements, as permitted under the plan.  The modification resulted in stock-based compensation expense of approximately $832,000 in the three and six months ended June 30, 2009.

Options that were granted to four directors, who have resigned in March 2009, would have otherwise  expired on the date of termination or in thirty days based on the equity incentive plan under which the options were issued, but were extended to the original expiration dates set forth for the respective options, as permitted under the plan.  The modification resulted in stock-based compensation expense of approximately $0 and $123,000 in the three and six months ended June 30, 2009.

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

Note G.  Concentration

Two debtors, New York Off-Track Betting Corporation (“OTB”) and Nassau OTB, represented approximately 44% and 17%, respectively, of the total outstanding accounts receivable as of June 30, 2009.  Two debtors, New York OTB and Nassau OTB, represented approximately 41% and 18%, respectively, of the total outstanding accounts receivable as of December 31, 2008.

Note H.  Employee Benefit Plan

Effective with the payroll period beginning March 23, 2009, we amended our sponsored 401(k) Plan to discontinue Company matching contributions for salaried employees.

On April 23, 2009, our union employees agreed to, among other things, the removal of the Company’s 401(k) contribution match.  As a result, we discontinued the Company matching contributions for both union employees and non-union hourly employees on May 4, 2009.

INDEX

Note I.  Commitments and Contingencies

On April 8, 2009, we entered into an agreement with Eric Reehl (the “Reehl Agreement”) pursuant to which Mr. Reehl was appointed to serve as our chief restructuring officer effective as of April 13, 2009.  We initially agreed to pay Mr. Reehl a retainer of $20,000 per month commencing as of the execution of the Reehl Agreement for a term of three months.  On July 9, 2009, we entered into an amended and restated agreement with Nima Asset Management LLC (“Nima”) that superseded the Reehl Agreement (the “Consulting Agreement”), pursuant to which Nima agreed to provide, at the request of the Board of Directors, the services of Eric Reehl as acting chief restructuring officer and/or chief financial officer.  Nima will assist in our efforts to identify, negotiate and secure additional debt and/or equity capital and will coordinate our restructuring efforts.  We will pay Nima a retainer of $20,000 per month for a term of six months from April 8, 2009, to continue on a monthly basis unless terminated by either party on 30-days notice.  In the event that we achieve, exchange or otherwise modify or resolve conclusively our first and second mortgage indebtedness sufficient to effect a restructuring transaction or series of transactions approved by us before September 30, 2009, we will pay to Nima (or its designee) a cash amount of $300,000 less all amounts previously paid as a retainer.

On June 1, 2009, our Board of Directors appointed Joseph E. Bernstein to serve as our chief executive officer.  We entered into an employment agreement with Mr. Bernstein, dated as of June 1, 2009 (the “Bernstein Agreement”).  Pursuant to the Bernstein Agreement, Mr. Bernstein will serve as our chief executive officer through an initial term ending December 31, 2009, subject to an automatic one-year renewal if a debt restructuring transaction (as defined in the Bernstein Agreement) has occurred during the initial six month term.  Mr. Bernstein will be paid an annual salary of $500,000.  In addition, Mr. Bernstein is entitled to participate in any annual bonus plan maintained by us for our senior executives and our equity based incentive programs to the extent such programs are put into place and maintained for our senior executives, each on such terms and conditions as may be determined from time to time by the Compensation Committee of the Board of Directors, and with respect to his participation in equity based incentive programs, to the extent consistent with the Bernstein Agreement and commensurate with his position.

Pursuant to the Bernstein Agreement, on June 8, 2009, Mr. Bernstein received an option grant of a 5-year non-qualified stock option to purchase 500,000 shares of our common stock pursuant to the 2005 Equity Incentive Plan, at an exercise price per share of $1.78, vesting 33% six months following the grant date, 33% on the first anniversary of the grant and 34% 18 months following the grant, subject to earlier vesting as provided in the Bernstein Agreement.  Pursuant to the Bernstein Agreement, on June 8, 2009, Mr. Bernstein received an additional option grant of a 10-year non-qualified stock option to purchase 1,000,000 shares, at an exercise price per share of $1.78, subject to the consummation of a debt restructuring transaction with an entity sourced by Mr. Bernstein.  In addition, pursuant to the Bernstein Agreement, the vesting of Mr. Bernstein’s April 27, 2009 grant of 250,000 was changed to vest upon a debt restructuring transaction.

On June 3, 2009, Empire and MRMI entered into a letter agreement with KPMG Corporate Finance LLC (“KPMGCF”) whereby we retained KPMGCF as our exclusive financial advisor to raise up to $75 million in newly sourced capital to address pending maturity and contractual issues relating to the notes.  Such agreement provides for KPMGCF to assist with and receive compensation in connection with certain amounts raised by us from sources other than KPMGCF.  The letter agreement was included as an exhibit to our Current Report on Form 8-K, filed with the SEC on June 9, 2009.

On June 11, 2009, MRMI entered into a management services agreement (the “Agreement”) with Sportsystems, a wholly owned subsidiary of Delaware North Companies, dated as of June 10, 2009, whereby MRMI retained Sportsystems to provide MRMI with management and consulting services in connection with the video gaming, food service, and related hospitality businesses conducted by MRMI for a term of three years.  Sportsystems will be paid a base management fee of 0.75% of the gross gaming revenue of MRMI.  In addition, Sportsystems will earn an incentive fee equal to 20% of any improvement of EBITDA over a base EBITDA of $9.4 million after accounting for the base management fee, subject to adjustment under certain circumstances.  If the planned Concord Hotel and Casino commences gaming operations during the term of the Agreement, MRMI and Sportsystems have agreed to renegotiate in good faith to make changes to the method by which the management and incentive fees are calculated as are reasonable, appropriate and equitable under the circumstances.

INDEX

MRMI may terminate the Agreement without cause (i) at any time prior to September 30, 2009 subject to payment of all accrued management and incentive fees plus the sum of $1,000,000, (ii) at any time after June 10, 2010 if MRMI’s EBITDA has not increased over the immediately preceding twelve month period at the annual cumulative rate of at least 3% or (iii) in the event that the operation of MRMI’s gaming business results in MRMI incurring an operating loss over a period of twelve consecutive months.  MRMI may also terminate the Agreement (i) if Sportsystems fails in a material manner to perform or observe any provision of the Agreement, subject to Sportsystems’ opportunity to cure certain failures, (ii) if Sportsystems enters into bankruptcy or other insolvency proceedings, unless an involuntary bankruptcy or insolvency petition is dismissed within 60 days after it is filed (iii) under certain circumstances if a supervisory employee of Sportsystems commits fraud, malfeasance, gross negligence or material misrepresentation in connection with the gaming or hospitality businesses of MRMI or (iv) any state or federal court or other governmental agency having jurisdiction over the horse racing or gaming businesses of MRMI or Sportsystems suspends or revokes any gaming license held by Sportsystems, orders MRMI to discontinue retention of the Sportsystems pursuant to the Agreement or advises MRMI that its authority to operate its gaming or horse racing businesses will be suspended or revoked unless the affiliation between MRMI and Sportsystems is terminated.  Sportsystems may terminate the Agreement (i) if MRMI fails to pay the management fees in connection with the Agreement, (ii) if MRMI materially fails to perform or observe any provision of the Agreement, subject to MRMI’s opportunity to cure certain failures or (iii) if MRMI enters into bankruptcy or other insolvency proceedings and fails to assume the Agreement as an executory contract within 90 days after the commencement of such bankruptcy proceeding.  If the Agreement is terminated in accordance with the foregoing sentence, Sportsystems will be entitled to receive a termination payment representing the estimated management fees for the remainder of the term of the Agreement.  If there is a lease, sale or change of control of MRMI as described in the Agreement, and the successor to MRMI does not assume the terms of the Agreement in a form acceptable to Sportsystems, MRMI will pay liquidated damages to Sportsystems not to exceed $500,000.

On June 29, 2009, we entered into an employment agreement with Charles Degliomini, to continue to serve as our Executive Vice President (the “Degliomini Agreement”).  The Degliomini Agreement provides for a term ending on June 29, 2012 (the “Degliomini Term”) unless Mr. Degliomini’s employment is terminated by either party in accordance with the provisions thereof.  Mr. Degliomini is to receive a base salary at the annual rate of $225,000 for the first year of the Degliomini Term, $243,500 for the second year of the Degliomini Term and $250,000 for the third year of the Degliomini Term and such incentive compensation and bonuses, if any, (i) as the Compensation Committee of the Board of Directors in its discretion may determine, and (ii) to which the Mr. Degliomini may become entitled pursuant to the terms of any incentive compensation or bonus program, plan or agreement from time to time in effect in which he is a participant.  The first year salary represents a pay reduction of 10% from the previously agreed upon salary for Mr. Degliomini, consistent with the salary reduction imposed upon all employees.  As an additional incentive for entering into the agreement, Mr. Degliomini received an option to purchase 300,000 shares of our common stock on April 23, 2009 pursuant to the Company’s 2005 Equity Incentive Plan.  In the event that we terminate Mr. Degliomini's employment with Cause (as defined in the Degliomini Agreement) or Mr. Degliomini resigns without Good Reason (as defined in the Degliomini Agreement), our obligations are limited generally to paying Mr. Degliomini his base salary through the termination date.  In the event that we terminate Mr. Degliomini's employment without Cause or Mr. Degliomini resigns with Good Reason, we are generally obligated to continue to pay Mr. Degliomini's compensation for the lesser of (i) 18 months or (ii) the remainder of the term of the Degliomini Agreement and accelerate the vesting of the options granted in contemplation of the Degliomini Agreement, which options shall remain exercisable through the remainder of its original 5 year term.  In the event that we terminate Mr. Degliomini's employment without Cause or Mr. Degliomini resigns with Good Reason on or following a Change of Control (as defined in the Degliomini Agreement), we are generally obligated to continue to pay Mr. Degliomini's compensation for the greater of (i) 24 months or (ii) the remainder of the term of the Degliomini Agreement and accelerate the vesting of the options granted in contemplation of the Degliomini Agreement, which options shall remain exercisable through the remainder of its original 5 year term.

INDEX

On June 29, 2009, we entered into an employment agreement with Clifford Ehrlich, to continue to serve as the President and General Manager of MRMI (the “Ehrlich Agreement”). The Ehrlich Agreement provides for a term ending on June 29, 2012 (the “Ehrlich Term”) unless Mr. Ehrlich’s employment is terminated by either party in accordance with the provisions thereof.  Mr. Ehrlich is to receive a base salary at the annual rate of $225,000 for the first year of the Ehrlich Term, $243,500 for the second year of the Ehrlich Term and $250,000 for the third year of the Ehrlich Term and such incentive compensation and bonuses, if any, (i) as the Compensation Committee of the Board of Directors in its discretion may determine, and (ii) to which the Mr. Ehrlich may become entitled pursuant to the terms of any incentive compensation or bonus program, plan or agreement from time to time in effect in which he is a participant.  The first year salary represents a pay reduction of 10% from the previously agreed upon salary for Mr. Ehrlich, consistent with the salary reduction imposed upon all employees.  As an additional incentive for entering into the agreement, Mr. Ehrlich received an option to purchase 300,000 shares of our common stock on April 23, 2009 pursuant to the Company’s 2005 Equity Incentive Plan.  In the event that we terminate Mr. Ehrlich's employment with Cause (as defined in the Ehrlich Agreement) or Mr. Ehrlich resigns without Good Reason (as defined in the Ehrlich Agreement), our obligations are limited generally to paying Mr. Ehrlich his base salary through the termination date.  In the event that we terminate Mr. Ehrlich's employment without Cause or Mr. Ehrlich resigns with Good Reason, we are generally obligated to continue to pay Mr. Ehrlich's compensation for the lesser of (i) 18 months or (ii) the remainder of the term of the Ehrlich Agreement and accelerate the vesting of the options granted in contemplation of the Ehrlich Agreement, which options shall remain exercisable through the remainder of its original 5 year term.  In the event that we terminate Mr. Ehrlich's employment without Cause or Mr. Ehrlich resigns with Good Reason on or following a Change of Control (as defined in the Ehrlich Agreement), we are generally obligated to continue to pay Mr. Ehrlich's compensation for the greater of (i) 24 months or (ii) the remainder of the term of the Ehrlich Agreement and accelerate the vesting of the options granted in contemplation of the Ehrlich Agreement, which options shall remain exercisable through the remainder of its original 5 year term.

Legal Proceedings.  We are a party to various non-environmental legal proceedings and administrative actions, all arising from the ordinary course of business.  Although it is impossible to predict the outcome of any legal proceeding, we believe any liability that may finally be determined with respect to such legal proceedings should not have a material effect on our consolidated financial position, results of operations or cash flows (see Note J).

Note J.  Subsequent Events

In July 2009, MRMI reached a settlement agreement with Suffolk Regional Off-Track Betting Corporation (“Suffolk OTB”), pursuant to which Suffolk OTB paid MRMI approximately $1.93 million, approximately half of which we are obligated to fund to our purse escrow account to be used for the payment of purses for live harness racing at the Raceway.

On July 9, 2009, we entered into the Consulting Agreement with Nima that superseded the Reehl Agreement.  Pursuant to the Consulting Agreement, Nima agreed to provide, at the request of the Board of Directors, the services of Eric Reehl as acting chief restructuring officer and/or chief financial officer.  Nima will assist in our efforts to identify, negotiate and secure additional debt and/or equity capital and will coordinate our restructuring efforts.  We will pay Nima a retainer of $20,000 per month for a term of six months from April 8, 2009, to continue on a monthly basis unless terminated by either party on 30-days notice.  In the event that we achieve, exchange or otherwise modify or resolve conclusively our first and second mortgage indebtedness sufficient to effect a restructuring transaction or series of transactions approved by us before September 30, 2009, we will pay to Nima (or its designee) a cash amount of $300,000 less all amounts previously paid as a retainer.

On July 27, 2009, we entered into the Loan Agreement, among us, the subsidiary guarantors party thereto, The Park Avenue Bank, in its capacity as assignee of Bank of Scotland, and The Park Avenue Bank, as assignee of Bank of Scotland, as agent, which amends and restates our $10.0 million secured credit facility with the Bank of Scotland (the “Original Loan Agreement”).  In connection with the closing of the Loan Agreement, Bank of Scotland assigned to The Park Avenue Bank its rights, title and interest as agent and lender in all loans made under the Original Loan Agreement and all liens and other security interests granted in connection with the Original Loan Agreement.

Immediately prior to the closing of the Loan Agreement, the outstanding balance under the Original Loan Agreement was approximately $6.9 million.  Upon the closing of the Loan Agreement, we repaid approximately $2.5 million of the outstanding balance under the Original Loan Agreement.  As a result, the initial outstanding principal amount of the loans under the Loan Agreement is approximately $4.4 million.  The Park Avenue Bank, as sole lender under the Loan Agreement, executed a loan participation agreement with Stamford (Victoria) LP (the “Participant”) with respect to $1.0 million of the loans under the Loan Agreement.  Under the terms of the Loan Agreement, we may request that The Park Avenue Bank and the Participant make available to us up to approximately an additional $5.6 million in advances under the Loan Agreement through the participation of third parties acceptable to The Park Avenue Bank.

This Loan Agreement continues to be secured by a first mortgage on the 230-acre Monticello Raceway, which was originally granted in favor of the Bank of Scotland by our wholly-owned subsidiary, MRMI.  The Loan Agreement is also secured by all of our other assets, now owned or later acquired, including a pledge of our equity interests in all of our current and future subsidiaries.  Pursuant to the terms of that certain Intercreditor Agreement, dated as of July 11, 2005, by and among Bank of Scotland, The Bank of New York, as trustee under the indenture for the benefit of each holder of the notes, we and certain of our subsidiaries, the liens securing the obligations under the Loan Agreement have a first priority position notwithstanding the security interests granted in connection with our issuance of $65 million of notes.

INDEX

Amounts outstanding under the Loan Agreement bear interest at a rate per annum equal to the greater of (i) the US prime rate plus 5.50% and (ii) 9.00%, which amount is payable monthly following the closing of the Loan Agreement.

As a condition to the closing of the Loan Agreement, we issued warrants to purchase an aggregate of 277,778 shares of our common stock, at an exercise price of $0.01 per share, to The Park Avenue Bank and a designee of the Participant (together, the “Warrants”).  The Warrants expire on July 26, 2014.  On July 27, 2009, we also entered into an Investor Rights Agreement with The Park Avenue Bank and the Participant in connection with issuance of the Warrants (the “Investor Rights Agreement”).  The Investor Rights Agreement provides the holders of the Warrants with, among other things, certain rights with respect to the registration under the Securities Act of 1933, as amended, of the resale of the shares issuable upon exercise of the Warrants.

The Loan Agreement provides for a short term maturity date of July 28, 2009.  On July 29, 2009, The Park Avenue Bank delivered to us and the subsidiary guarantors under the Loan Agreement, a notice of the occurrence of an event of default under the Loan Agreement as a result of our failure to pay principal thereunder when due on the maturity date of July 28, 2009.  As a result, all principal outstanding under the Loan Agreement, in the amount of approximately $4.4 million, is immediately due and payable.  Pursuant to the terms of the Loan Agreement, during the continuance of this event of default, we are to pay interest on the unpaid principal amount of the outstanding loans at a rate per annum equal to the greater of (i) the US prime rate plus 5.50% and (ii) 9.00%, plus, in either case, 6%.

On July 29, 2009, The Park Avenue Bank delivered a notice to The Bank of New York advising that, as a result of the occurrence of the event of default under the Loan Agreement described above, a standstill period has commenced under the Intercreditor Agreement. Under the terms of the Intercreditor Agreement, during the continuance of the standstill period each holder of the notes and The Bank of New York, as trustee under the indenture, for the benefit of each holder of the notes, are prohibited from exercising any rights or remedies in respect of collection on, set off against, marshalling of, or foreclosure on the collateral pledged by us to secure its obligations under the notes.  The standstill period will continue until the earlier to occur of: (i) The Park Avenue Bank’s express waiver or acknowledgement of the cure of the applicable event of default in writing or the occurrence of the discharge of the Loan Agreement secured obligations, and (ii) the date that is 90 days from the date of the Bank of New York’s receipt of the standstill notice.

On June 30, 2009, pursuant to the indenture, we furnished the written notice required to be delivered by us to the trustee of our senior convertible notes of the time and manner under which each holder could elect to require us to purchase the notes.  As contemplated by the indenture, we included with the notice the written form to be completed, signed (with signature guaranteed), and delivered by each holder to the trustee before close of business on July 31, 2009 to require us to purchase the notes. However, on July 30 and 31, 2009, and on August 3, 2009, we requested, but never received, from the trustee copies of all forms delivered to it by which any election was made for us to purchase the notes or any part thereof.  Neither the trustee nor any holder furnished to us any originals or copies of any such signed forms which had to be completed, signed and delivered to the trustee by close of business on July 31, 2009 to require us to purchase the notes.  As the forms required to be completed, signed, and delivered by July 31 2009 were not completed, signed and delivered by then, we concluded that we are not obligated to purchase and pay for the notes before their maturity on July 31, 2014.  On August 3, 2009, we received a notice from three entities, asserting that they were beneficial holders of notes in an aggregate principal amount of $48,730,000, and that we were in default under the indenture by not purchasing and paying for them.  Accordingly, on August 5, 2009, we instituted a declaratory judgment action in the Supreme Court of the State of New York in Sullivan County, in which we named as defendants the trustee, i.e., The Bank of New York Mellon Corporation, The Depository Trust Company and twelve entities claiming interests in the notes.  In the action, we allege two causes of action, one seeking a declaration by the Court that the defendants failed to properly exercise any option pursuant to Section 3.07(a) of the indenture to require us to purchase their interest in the notes, and the other cause of action seeking a declaration that the three entities which gave the purported notice of default have not invoked the Default Consequences under the indenture. We did not make the interest payment on the notes of $2.6 million that was due on July 31, 2009.  We are obligated to pay interest on overdue installments of interest at a rate of 9% and will be in default on such payment if it is not made by August 31, 2009. The same three entities that gave us the notice on August 3, 2009 also gave written notice to us on August 11, 2009, asserting that we were in default under the indenture for not paying the interest due on July 31, 2009.

INDEX

If a settlement or restructuring transaction between us and the holders of the notes occurs within 90 days of the maturity date of the Loan Agreement of July 28, 2009, provided that all interest that would be due and payable on the unpaid principal has been paid prior to the commencement of such 90 day period, the maturity date of the Loan Agreement is to be extended to July 28, 2011.  If certain conditions are satisfied, the maturity date may be further extended for up two consecutive periods of six months each.  We and The Park Avenue Bank also agreed, pursuant to the terms of a side letter agreement entered into on July 27, 2009, that in the event we reach an agreement with the holders of the notes providing for an extension of the date upon which the notes mature or become mandatorily redeemable, then the July 28, 2011 maturity date is to be extended to a date that is at least seven days prior to such date.

Effective August 5, 2009 and continuing through July 31, 2010, the New York State Lottery will implement a subsidized free play pilot program at Monticello Casino and Raceway.  During this 52 week pilot program, Monticello Casino and Raceway will be authorized to deduct promotional free play from video gaming revenue (net win) up to 10% of the prior month’s net win. The intent of this pilot program is to evaluate whether net win increases or decreases when free play is used extensively and deducted from net win.

The program will be evaluated each week for its effect on Monticello Casino and Raceway’s net win.  After the initial 26 weeks of this pilot program, the New York State Lottery will make a determination as to whether the pilot program has been successful.  If the New York State Lottery determines that the pilot program has caused a detrimental effect on net win, the program will be discontinued.  If the New York State Lottery determines that the pilot program has had a positive effect on Monticello Casino and Raceway’s net win, the pilot program will continue for the remaining 26 weeks.  Parameters for determining program success will be mutually agreed on by the New York State Lottery and Monticello Casino and Raceway, taking current revenue trends into consideration.

On August 3, 2009, August 4, 2009 and August 14, 2009, the Compensation Committee awarded payments aggregating $559,000 to several directors for services performed from November 2007 through July 2009.  As of June 30, 2009, $506,000 was accrued for these services.

INDEX

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of the Financial Condition and Results of Operations should be read together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Our ability to continue as a going concern is dependent upon a determination that we did not have the obligation to repurchase our senior convertible notes on July 31, 2009, and/or our ability to arrange financing with other sources to fulfill our obligations under the Loan Agreement, as defined below, and senior convertible notes, if required.  We are continuing our efforts to obtain financing, but there is no assurance that we will be successful in doing so. These factors, as well as continuing net losses and negative cash flows from operating activities, raise substantial doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.  These circumstances caused our Independent Registered Public Accounting Firm to include an explanatory paragraph in their report dated March 13, 2009 on our consolidated financial statements at December 31, 2008 and for the year then ended regarding their substantial doubt about our ability to continue as a going concern.  Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

On July 27, 2009, we entered into an amended and restated loan agreement (the “Loan Agreement”), among us, the subsidiary guarantors party thereto, The Park Avenue Bank, in its capacity as assignee of Bank of Scotland, and The Park Avenue Bank, as assignee of Bank of Scotland, as agent, which amends and restates our $10.0 million secured credit facility with the Bank of Scotland.  The Loan Agreement provides for a short term maturity date of July 28, 2009.  On July 29, 2009, The Park Avenue Bank delivered to us and the subsidiary guarantors under the Loan Agreement, a notice of the occurrence of an event of default under the Loan Agreement as a result of our failure to pay principal thereunder when due on the maturity date of July 28, 2009.  As a result, all principal outstanding under the Loan Agreement, in the amount of approximately $4.4 million, is immediately due and payable.  Pursuant to the terms of the Loan Agreement, during the continuance of this event of default, we are to pay interest on the unpaid principal amount of the outstanding loans at a rate per annum equal to the greater of (i) the US prime rate plus 5.50% and (ii) 9.00%, plus, in either case, 6%.

INDEX

On July 29, 2009, The Park Avenue Bank delivered a notice to The Bank of New York advising that, as a result of the occurrence of the event of default under the Loan Agreement described above, a standstill period has commenced under the Intercreditor Agreement. Under the terms of the Intercreditor Agreement, during the continuance of the standstill period each holder of the notes and The Bank of New York, as trustee under the indenture, for the benefit of each holder of the notes, are prohibited from exercising any rights or remedies in respect of collection on, set off against, marshalling of, or foreclosure on the collateral pledged by us to secure its obligations under the notes.  The standstill period will continue until the earlier to occur of: (i) The Park Avenue Bank’s express waiver or acknowledgement of the cure of the applicable event of default in writing or the occurrence of the discharge of the Loan Agreement secured obligations, and (ii) the date that is 90 days from the date of the Bank of New York’s receipt of the standstill notice.

On June 30, 2009, pursuant to the indenture, we furnished the written notice required to be delivered by us to the trustee of our senior convertible notes of the time and manner under which each holder could elect to require us to purchase the notes.  As contemplated by the indenture, we included with the notice the written form to be completed, signed (with signature guaranteed), and delivered by each holder to the trustee before close of business on July 31, 2009 to require us to purchase the notes. However, on July 30 and 31, 2009, and on August 3, 2009, we requested, but never received, from the trustee copies of all forms delivered to it by which any election was made for us to purchase the notes or any part thereof.  Neither the trustee nor any holder furnished to us any originals or copies of any such signed forms which had to be completed, signed and delivered to the trustee by close of business on July 31, 2009 to require us to purchase the notes.  As the forms required to be completed, signed, and delivered by July 31 2009 were not completed, signed and delivered by then, we concluded that we are not obligated to purchase and pay for the notes before their maturity on July 31, 2014.  On August 3, 2009, we received a notice from three entities, asserting that they were beneficial holders of notes in an aggregate principal amount of $48,730,000, and that we were in default under the indenture by not purchasing and paying for them.  Accordingly, on August 5, 2009, we instituted a declaratory judgment action in the Supreme Court of the State of New York in Sullivan County, in which we named as defendants the trustee, i.e., The Bank of New York Mellon Corporation, The Depository Trust Company and twelve entities claiming interests in the notes.  In the action, we allege two causes of action, one seeking a declaration by the Court that the defendants failed to properly exercise any option pursuant to Section 3.07(a) of the indenture to require us to purchase their interest in the notes, and the other cause of action seeking a declaration that the three entities which gave the purported notice of default have not invoked the Default Consequences under the indenture. We did not make the interest payment on the notes of $2.6 million that was due on July 31, 2009.  We are obligated to pay interest on overdue installments of interest at a rate of 9% and will be in default on such payment if it is not made by August 31, 2009. The same three entities that gave us the notice on August 3, 2009 also gave written notice to us on August 11, 2009, asserting that we were in default under the indenture for not paying the interest due on July 31, 2009.

If the notes have been validly exercised pursuant to the purported right to demand repayment of the notes, we do not have an immediate source of repayment for our obligations under the Loan Agreement or the senior convertible notes.  Moreover, our current operations will not provide sufficient cash flow to repay these obligations at maturity, if we are required to do so.

A failure to repurchase the notes when required would result in an event of default under the indenture and could result in a cross-default under any other credit agreement to which we may be a party at such time.  In addition, an event that may constitute a change in control under the indenture may also be events of default under any credit agreement or other agreement governing future debt.  These events permit the lenders under such credit agreement or other agreement to accelerate the debt outstanding thereunder and, if such debt is not paid, to enforce security interests in the collateral securing such debt or result in our becoming involved in an insolvency proceeding.

INDEX

Overview

Empire Resorts, Inc. (“Empire,” the “Company,” “us” or “we”) was organized as a Delaware corporation on March 19, 1993, and since that time has served as a holding company for various subsidiaries engaged in the hospitality and gaming industries.

Through our wholly-owned subsidiary, Monticello Raceway Management, Inc. (“MRMI”), we currently own and operate Monticello Casino and Raceway, a video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York, 90 miles Northwest of New York City.  At Monticello Casino and Raceway, we operate more than 1,200 VGMs as an agent for the New York State Lottery and conduct pari-mutuel wagering through the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and the export simulcasting of our races to offsite pari-mutuel wagering facilities.

On June 11, 2009, MRMI entered into a management services agreement (“the Agreement”) with Sportsystems Gaming Management at Monticello, LLC (“Sportsystems”), a wholly owned subsidiary of Delaware North Companies, dated as of June 10, 2009, whereby MRMI retained Sportsystems to provide MRMI with management and consulting services in connection with the video gaming, food service, and related hospitality businesses conducted by MRMI for a term of three years.  Sportsystems will be paid a base management fee of 0.75% of the gross gaming revenue of MRMI.  In addition, Sportsystems will earn an incentive fee equal to 20% of any improvement of EBITDA over a base EBITDA of $9.4 million after accounting for the base management fee, subject to adjustment under certain circumstances.  If the planned Concord Hotel and Casino commences gaming operations during the term of the Agreement, MRMI and Sportsystems have agreed to renegotiate in good faith to make changes to the method by which the management and incentive fees are calculated as are reasonable, appropriate and equitable under the circumstances.

We also plan to grow and diversify our current business operations by pursuing joint ventures or other growth opportunities, including the commercial development of our existing real estate holdings.  We have an agreement, subject to certain conditions, with Concord Empire Raceway Corp. (“Raceway Corp.”), a subsidiary of Concord Associates, L.P, to provide advice and general managerial oversight with respect to the operations at a harness to be constructed at that certain parcel of land located in the Town of Thompson, New York and commonly known as the Concord Hotel and Resort.  No assurance can be given that the conditions to the closing of the transaction will be satisfied in order to complete the transaction, as planned.

We have been working since 1996 to develop a Class III casino on a site 29.31 acre owned by us adjacent to our Monticello, New York facility.  As used herein, Class III gaming means a full casino including slot machines, on which the outcome of play is based upon randomness, and various table games including, but not limited to, poker, blackjack and craps. Initially, this effort was pursued through agreements with various Indian tribes.  Our most recent efforts were pursuant to agreements with the St. Regis Mohawk Tribe.  We were advised, however, that on January 4, 2008, the St. Regis Mohawk Tribe received a letter from the BIA denying the St. Regis Mohawk Tribe’s request to take 29.31 acres into trust for the purpose of building a Class III gaming facility to be located at Monticello Casino and Raceway.

INDEX

On July 18, 2008, our subsidiaries, MRMI, Monticello Raceway Development Company, LLC and Monticello Casino Management, LLC entered into a settlement agreement with the St. Regis Mohawk Gaming Authority and the St. Regis Mohawk Tribe pursuant to which the parties agreed to release all claims against the other parties. The settlement was amended on October 10, 2008 to eliminate any remaining unfulfilled conditions and included our agreement to reimburse the St. Regis Mohawk Tribe approximately $444,000 for expenses incurred by them in connection with the project.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.

Revenues.  Net revenues decreased approximately $1.3 million (or 7%) for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008.  Revenue from racing operations increased by approximately $572,000 (or 35%); revenue from VGM operations decreased by approximately $1.4 million (or 9%) and food, beverage and other revenue decreased by approximately $135,000 (or 10%).  Complimentary expenses (“Promotional allowances”) increased by approximately $362,000 (or 61%).

Racing revenue increased in part because of approximately $332,000 received from Off-Track Betting Corporations (“OTB’s”) in payment of amounts previously contested by the OTB’s. In November, 2007 litigation with the OTB’s over these payments ended with a decision that did not support the OTB’s withholding payment to the racetracks.

We believe that our VGM operations continue to be adversely affected by the competing VGM facility at Yonkers Raceway and slot machine facilities in Pennsylvania. Our number of daily visits increased approximately 3% but the daily win per unit fell from $106.11 for the three months ended June 30, 2008 to $96.75 for the three months ended June 30, 2009 (or 9%).  The average number of machines in service was 1,587 in both periods.

Food, beverage and other revenue decreased primarily as a result of lower average amounts spent by patrons.

The increase in complimentary expenses (“Promotional allowances”) is almost entirely attributable to increased utilization of “free play” coupons as a marketing and promotional technique.

Racing costs.  Racing costs excluding a $1,250,000 settlement with our horsemen in 2008 increased by approximately $92,000 (or 6%) to approximately $1.7 million for the three months ended June 30, 2009.   This is less than the increase in racing revenues because we have been able to reduce some operating expenses at our facility while our revenues derived from sources other than live racing at our facility increased compared to the corresponding quarter in the prior year.

INDEX

Gaming costs.  Gaming (VGM) costs decreased by approximately $836,000 (or 7%) to approximately $10.7 million for the three months ended June 30, 2009 compared with the corresponding period in 2008. The decrease is  result of the reduction in revenue for period.

Food, beverage and other costs.  Food, beverage and other costs decreased approximately $96,000 (or 18%) to approximately $439,000 primarily as a result of continuing cost control initiatives and lower revenues in 2009.

Selling, General and Administrative expenses.  Selling, general and administrative expenses increased approximately $643,000 (or 24%) for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.  This increase was a result of an increase in salaries and wages of approximately $129,000 related primarily to severance payments to employees and additional directors’ fees of $506,000.

Stock-based compensation expense.  The increase in stock-based compensation of approximately $2.4 million was primarily a result of options granted to directors, our new CEO and key operating executives and the modification of resigning officers’ option terms in April and June, 2009. During the period from April 15, 2009 to June 8, 2009 we granted approximately 3.2 million options to directors and officers at exercise prices that varied from $1.11 to $1.78 (exercise price was determined by using the closing stock price on the day of grant), but the grants were subject to stockholder approval of an amendment to increase the number of shares in our 2005 Equity Incentive Plan. Stockholder approval was obtained on June 16, 2009 on which date the stock price was $1.57.

Interest expense and income.  Interest expense decreased approximately $38,000 as a result of lower interest rates on our bank line of credit during 2009 and interest income decreased by approximately $51,000 as a result of lesser amounts invested at lower rates in 2009.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008.

Revenues.  Net revenues decreased approximately $2.6 million (or 8%) for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  Revenue from racing operations increased by approximately $571,000 (or 16%); revenue from VGM operations decreased by approximately $2.4 million (or 8%) and food, beverage and other revenue decreased by approximately $201,000 (or 9%).  Complimentary expenses (“Promotional allowances”) increased by approximately $557,000 (or 51%).

Racing revenue increased because of approximately $710,000 received from OTB’s in payment of amounts previously contested by the OTB’s. In November, 2007 litigation with the OTB’s over these payments ended with a decision that did not support the OTB’s withholding payment to the racetracks.

We believe that our VGM operations continue to be adversely affected by the competing VGM facility at Yonkers Raceway and slot machine facilities in Pennsylvania. Our number of daily visits decreased approximately 4% and the daily win per unit fell from $99.35 for the six months ended June 30, 2008 to $91.11 for the six months ended June 30, 2009 (or 8%).  The average number of machines in service was 1,587 in both periods.

Food, beverage and other revenue decreased primarily as a result of lower patron visits and reduced average amounts spent per patron.

The increase in complimentary expenses (“Promotional allowances”) is almost entirely attributable to increased utilization of “free play” coupons as a marketing and promotional technique.

Racing costs.  Racing costs excluding a $1,250,000 settlement with our horsemen in 2008 remained almost the same at approximately $3.3 million for the six months ended June 30, 2009.  This was achieved despite the increase in racing revenues because we have been able to reduce some operating expenses at our facility while our revenues derived from sources other than live racing at our facility increased compared to the corresponding quarter in the prior year.

INDEX

Gaming costs.  Gaming (VGM) costs decreased by approximately $3.3 million (or 14%) to approximately $20.5 million for the six months ended June 30, 2009 compared with the corresponding period in 2008. Of this amount, approximately $1.2 million (or 6%) is attributable to a change in the law which allows VGM operators to pay a lower percentage of VGM revenues to the New York State Lottery. The remainder of the decrease of approximately $2.1 million (or 8%) reflects cost reductions to adjust to lower levels of customer visits.

Food, beverage and other costs.  Food, beverage and other costs decreased approximately $146,000 (or 15%) to approximately $801,000 primarily as a result of continuing cost control initiatives and lower revenues in 2009.

Selling, General and Administrative expenses.  Selling, general and administrative expenses increased approximately $97,000 (or 2%) for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  This increase was primarily a result of an increase in directors’ fees of $506,000 offset by reductions in direct marketing expenses (excluding promotion allowances) of approximately $340,000.

Stock-based compensation expense.  The increase in stock-based compensation of approximately $2.5 million was primarily a result of options granted to directors, our new CEO and key operating executives and the modification of resigning officers’ option terms in April and June, 2009. During the period from April 15, 2009 to June 8, 2009 we granted approximately 3.2 million options to directors and officers at exercise prices that varied from $1.11 to $1.78 (exercise price was determined by using the closing stock price on the day of grant), but the grants were subject to stockholder approval of an amendment to increase the number of shares in the Company’s 2005 Equity Incentive Plan. Stockholder approval was obtained on June 16, 2009 on which date the stock price was $1.57.

Interest expense and income.  Interest expense decreased approximately $93,000 as a result of lower interest rates on our bank line of credit during 2009 and interest income decreased by approximately $128,000 as a result of lesser amounts invested at lower rates in 2009.

Liquidity and Capital Resources

In July 2009, MRMI reached a settlement agreement with Suffolk Regional Off-Track Betting Corporation (“Suffolk OTB”), pursuant to which Suffolk OTB paid MRMI approximately $1.93 million, approximately half of which we are obligated to fund to our purse escrow account to be used for the payment of purses for live harness racing at the Raceway.

On July 27, 2009, we entered into the Loan Agreement reflecting the assignment of our revolving credit agreement from Bank of Scotland to The Park Avenue Bank.  In connection with that transaction, we made a cash payment of $2.5 million to reduce the principal amount outstanding to approximately $4.4 million.  One of the provisions of the Loan Agreement is a short term maturity date of July 28, 2009.  On July 29, 2009, we received a notice of the occurrence of an event of default under the Loan Agreement as a result of our failure to pay the principal due on July 28, 2009.

On July 29, 2009, The Park Avenue Bank delivered a notice to The Bank of New York advising that, as a result of the occurrence of the event of default under the Loan Agreement, a standstill period has commenced under the Intercreditor Agreement.  Under the terms of the Intercreditor Agreement, during the continuance of the standstill period, each holder of our senior convertible notes and The Bank of New York, as trustee under the indenture for the benefit of each holder of the notes, are prohibited from exercising any rights or remedies in respect of collection on, set off against, marshalling of, or foreclosure on the collateral pledged by us to secure its obligations under the notes.  The standstill period will continue until the earlier to occur of: (i) The Park Avenue Bank’s express waiver or acknowledgement of the cure of the applicable event of default in writing or the occurrence of the discharge of the Loan Agreement secured obligations, and (ii) the date that is 90 days from the date of the Bank of New York’s receipt of the standstill notice.

On June 30, 2009, pursuant to the indenture, we furnished the written notice required to be delivered by us to the trustee of our senior convertible notes of the time and manner under which each holder could elect to require us to purchase the notes.  As contemplated by the indenture, we included with the notice the written form to be completed, signed (with signature guaranteed), and delivered by each holder to the trustee before close of business on July 31, 2009 to require us to purchase the notes. However, on July 30 and 31, 2009, and on August 3, 2009, we requested, but never received, from the trustee copies of all forms delivered to it by which any election was made for us to purchase the notes or any part thereof.  Neither the trustee nor any holder furnished to us any originals or copies of any such signed forms which had to be completed, signed and delivered to the trustee by close of business on July 31, 2009 to require us to purchase the notes.  As the forms required to be completed, signed, and delivered by July 31 2009 were not completed, signed and delivered by then, we concluded that we are not obligated to purchase and pay for the notes before their maturity on July 31, 2014.  On August 3, 2009, we received a notice from three entities, asserting that they were beneficial holders of notes in an aggregate principal amount of $48,730,000, and that we were in default under the indenture by not purchasing and paying for them.  Accordingly, on August 5, 2009, we instituted a declaratory judgment action in the Supreme Court of the State of New York in Sullivan County, in which we named as defendants the trustee, i.e., The Bank of New York Mellon Corporation, The Depository Trust Company and twelve entities claiming interests in the notes.  In the action, we allege two causes of action, one seeking a declaration by the Court that the defendants failed to properly exercise any option pursuant to Section 3.07(a) of the indenture to require us to purchase their interest in the notes, and the other cause of action seeking a declaration that the three entities which gave the purported notice of default have not invoked the Default Consequences under the indenture. We did not make the interest payment on the notes of $2.6 million that was due on July 31, 2009.  We are obligated to pay interest on overdue installments of interest at a rate of 9% and will be in default on such payment if it is not made by August 31, 2009. The same three entities that gave us the notice on August 3, 2009 also gave written notice to us on August 11, 2009, asserting that we were in default under the indenture for not paying the interest due on July 31, 2009.

INDEX

If the notes have been validly exercised pursuant to the purported right to demand repayment of the notes, we do not have an immediate source of repayment for our obligations under the Loan Agreement or the senior convertible notes.  Moreover, our current operations will not provide sufficient cash flow to repay these obligations at maturity, if we are required to do so.

If a settlement or restructuring transaction between us and the holders of the notes occurs within 90 days of the maturity date of the Loan Agreement of July 28, 2009, provided that all interest that would be due and payable on the unpaid principal has been paid prior to the commencement of such 90 day period, the maturity date of the Loan Agreement is to be extended to July 28, 2011.  If certain conditions are satisfied, the maturity date may be further extended for up two consecutive periods of six months each.  We and The Park Avenue Bank also agreed, pursuant to the terms of a side letter agreement entered into on July 27, 2009, that in the event we reach an agreement with the holders of the notes providing for an extension of the date upon which the notes mature or become mandatorily redeemable, then the July 28, 2011 maturity date is to be extended to a date that is at least seven days prior to such date.

A failure to repurchase the notes when required would result in an event of default under the indenture and could result in a cross-default under any other credit agreement to which we may be a party at such time.  In addition, an event that may constitute a change in control under the indenture may also be events of default under any credit agreement or other agreement governing future debt.  These events permit the lenders under such credit agreement or other agreement to accelerate the debt outstanding thereunder and, if such debt is not paid, to enforce security interests in the collateral securing such debt or result in our becoming involved in an insolvency proceeding.

Net cash used in operating activities during the six months ended June 30, 2009 was approximately $2.5 million compared to net cash used in operating activities for the six months ended June 30, 2008 of approximately $4.9 million, a decrease of approximately $2.4 million.

The net loss excluding stock-based compensation was approximately $3.3 million for the six months ended June 30, 2009 and approximately $5.3 million the six months ended June 30, 2008; a decrease of approximately $2.0 million. The decrease in net loss for the six months ended June 30, 2009 is largely attributable to the benefit received of approximately $1.2 million (or 6%) due to a change in the law, which allows VGM operators to pay a lower percentage of VGM revenues to the New York State Lottery and the expense incurred in the prior year regarding the settlement of Horsemen litigation of approximately $1.3 million, which were offset by an increase in directors’ fees of approximately $506,000.

Net cash used by investing activities was approximately $89,000 for six months ended June 30, 2009 compared with net cash provided of approximately $108,000 in the corresponding period in 2008. In 2008, we benefited from collections of restricted cash from the Racing Capital Improvement account of approximately $269,000, offset partly by capital additions of approximately $161,000.

INDEX

Net cash used by financing activities was approximately $700,000 for six months ended June 30, 2009 compared with net cash provided of approximately $3.0 million in the corresponding period in 2008. In 2008, we benefited from the proceeds from the sale of common stock of $ 3.0 million and in 2009 we repaid $700,000 on our revolving credit facility.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to market risk.  Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $6.9 million at June 30, 2009 under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at June 30, 2009 would cause a change in total annual interest costs of $69,000.  The carrying values of these borrowings approximate their fair values at June 30, 2009.

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

We carried out an evaluation as of June 30, 2009 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings.

Changes in Our Financial Reporting Internal Controls.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INDEX

PART II
OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We are currently in default under the terms of the Loan Agreement and we do not have the ability to repay the $4.4 principal amount due thereunder, or to purchase our senior convertible notes, pursuant to a purported right to demand repayment on July 31, 2009, of $65 million principal amount plus accrued and unpaid interest.

On July 29, 2009, The Park Avenue Bank delivered to us and the subsidiary guarantors under the Loan Agreement, a notice of the occurrence of an event of default under the Loan Agreement as a result of our failure to pay principal thereunder when due on July 28, 2009.  As a result, all principal outstanding under the Loan Agreement, in the amount of approximately $4.4 million, is immediately due and payable.  Pursuant to the terms of the Loan Agreement, during the continuance of this event of default, we are to pay interest on the unpaid principal amount of the outstanding loans at a rate per annum equal to the greater of (i) the U.S. prime rate plus 5.50% and (ii) 9.00%, plus, in either case, 6%.

On July 29, 2009, The Park Avenue Bank delivered a notice to The Bank of New York advising that, as a result of the occurrence of the event of default under the Loan Agreement described above, a standstill period has commenced under the Intercreditor Agreement. Under the terms of the Intercreditor Agreement, during the continuance of the standstill period each holder of the senior convertible notes and The Bank of New York, as trustee under the Indenture for the benefit of each holder of the senior convertible notes, are prohibited from exercising any rights or remedies in respect of collection on, set off against, marshalling of, or foreclosure on the collateral pledged by us to secure its obligations under the notes.  The standstill period will continue until the earlier to occur of: (i) The Park Avenue Bank’s express waiver or acknowledgement of the cure of the applicable event of default in writing or the occurrence of the discharge of the Loan Agreement secured obligations, and (ii) the date that is 90 days from the date of the Bank of New York’s receipt of the standstill notice.

On June 30, 2009, pursuant to the indenture, we furnished the written notice required to be delivered by us to the trustee of our senior convertible notes of the time and manner under which each holder could elect to require us to purchase the notes.  As contemplated by the indenture, we included with the notice the written form to be completed, signed (with signature guaranteed), and delivered by each holder to the trustee before close of business on July 31, 2009 to require us to purchase the notes. However, on July 30 and 31, 2009, and on August 3, 2009, we requested, but never received, from the trustee copies of all forms delivered to it by which any election was made for us to purchase the notes or any part thereof.  Neither the trustee nor any holder furnished to us any originals or copies of any such signed forms which had to be completed, signed and delivered to the trustee by close of business on July 31, 2009 to require us to purchase the notes.  As the forms required to be completed, signed, and delivered by July 31 2009 were not completed, signed and delivered by then, we concluded that we are not obligated to purchase and pay for the notes before their maturity on July 31, 2014.  On August 3, 2009, we received a notice from three entities, asserting that they were beneficial holders of notes in an aggregate principal amount of $48,730,000, and that we were in default under the indenture by not purchasing and paying for them.  Accordingly, on August 5, 2009, we instituted a declaratory judgment action in the Supreme Court of the State of New York in Sullivan County, in which we named as defendants the trustee, i.e., The Bank of New York Mellon Corporation, The Depository Trust Company and twelve entities claiming interests in the notes.  In the action, we allege two causes of action, one seeking a declaration by the Court that the defendants failed to properly exercise any option pursuant to Section 3.07(a) of the indenture to require us to purchase their interest in the notes, and the other cause of action seeking a declaration that the three entities which gave the purported notice of default have not invoked the Default Consequences under the indenture. We did not make the interest payment on the notes of $2.6 million that was due on July 31, 2009.  We are obligated to pay interest on overdue installments of interest at a rate of 9% and will be in default on such payment if it is not made by August 31, 2009. The same three entities that gave us the notice on August 3, 2009 also gave written notice to us on August 11, 2009, asserting that we were in default under the indenture for not paying the interest due on July 31, 2009.

INDEX

If a settlement or restructuring transaction between us and the holders of the notes occurs within 90 days of the Loan Agreement maturity date of July 28, 2009, provided that all interest that would be due and payable on the unpaid principal has been paid prior to the commencement of such 90 day period, the maturity date of the Loan Agreement is to be extended to July 28, 2011.  If certain conditions are satisfied, the maturity date may be further extended for up two consecutive periods of six months each.  We and The Park Avenue Bank also agreed, pursuant to the terms of a side letter agreement entered into on July 27, 2009, that in the event we reach an agreement with the holders of the Notes providing for an extension of the date upon which the notes mature or become mandatorily redeemable, then the July 28, 2011 maturity date is to be extended to a date that is at least seven days prior to such date.

While we are actively pursuing additional financing sources, there can be no assurance that we will be able to obtain financing on acceptable terms, or at all.

Our Independent Registered Public Accounting Firm has issued a “going concern” opinion raising substantial doubt about our financial viability

As a result of our continuing losses, negative cash flows, and lack of funds to repay either the credit facility at maturity or to purchase our senior convertible notes upon a valid earlier acceleration on July 31, 2009, our Independent Registered Public Accounting Firm, Friedman LLP, issued a “going concern” opinion in connection with their audit of our financial statements for the year ended December 31, 2008.  This opinion expressed substantial doubt as to our ability to continue as a going concern.

Our ability to continue as a going concern was deemed by our Independent Registered Public Accounting Firm to be dependent upon our ability to negotiate a renewal or extension of the maturity dates, obtain additional equity or debt financing, generate additional revenue, and/or reduce expenditures.  Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock, limit our ability to access certain types of financing, and prevent us from obtaining financing on acceptable terms.

We may require additional financing in order to develop any projects and we may be unable to meet our future capital requirements and execute our business strategy.

Because we are unable to generate sufficient cash from our operations, we may be forced to rely on external financing to develop any future projects and to meet future capital and operating requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. The capital requirements depend upon several factors, including the rate of market acceptance, our ability to expand our customer base and increase revenues, our level of expenditures for marketing and sales, purchases of equipment and other factors. If the capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We can make no assurance that financing will be available in amounts or on acceptable terms or within the limitations contained in the credit facility or the indenture governing the notes, if at all.

If we cannot raise funds, if needed, on acceptable terms, we may be required to delay, scale back or eliminate some of our expansion and development goals and we may not be able to continue our operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements which could negatively impact our business, operating results and financial condition.

The construction of a Class III casino will also depend upon the ability of an Indian tribe to obtain the necessary state and regulatory approvals and financing for the project. Construction of the project with Concord Associates, L.P. will require financing as well.

Substantial leverage and debt service obligations may adversely affect our cash flow, financial condition and results of operations.

As a result of the issuance of our notes in the principal amount of $65 million, our debt service obligations increased substantially. We may be unable to repay $65 million if determined judicially that purported beneficial owners of the notes have properly ‘put’ their notes on July 31, 2009.  While we are actively pursuing additional financing sources, there can be no assurance that we will be able to obtain financing on acceptable terms, or at all.

INDEX

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

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. Our business might not continue to generate cash flow at or above current levels. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things, to:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness, including our notes; or

•	sell selected assets.

Such measures might not be sufficient to enable us to service our indebtedness. In addition, any such financing, refinancing or sale of assets may not be available on commercially reasonable terms, or at all.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           On June 16, 2009, the Company held its annual stockholders’ meeting in New York, New York.

(b)           The following directors were elected based upon the following tabulations of votes:

	FOR	WITHHELD
Bruce Berg	27,419,324	1,027,592
James Simon	27,408,449	1,038,467

The second order of business was to consider and vote upon a proposal to amend the Company’s 2005 Equity Incentive Plan to increase the number of shares of the Company’s common stock subject to the 2005 Equity Incentive Plan by 5,000,000 shares to 8,500,000 shares, which passed based upon the following tabulations of votes:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
8,040,996	2,076,083	93,101	18,236,736

ITEM 5.  OTHER INFORMATION

On August 12, 2009, we entered into Amendment No. 1 to the Separation and Release Agreement, dated as of April 14, 2009, by and between us and Ronald J. Radcliffe, our former chief financial officer (the “Amendment No. 1”).  We entered into Amendment No. 1 to correct errors in Exhibit A thereto.  As such, Amendment No. 1 corrects the number of shares underlying certain options held by Mr. Radcliffe, which were previously misstated.

INDEX

The foregoing summary of Amendment No. 1 does not purport to be complete and is qualified in its entirety by reference to the full copy of such agreement, which is filed herewith as Exhibit 10.4 and is incorporated herein by reference.

ITEM 6.  EXHIBITS

10.1	Management Services Agreement by and between Sportsystems Gaming Management at Monticello, LLC and Monticello Raceway Management, Inc. dated as of June 10, 2009.*

10.2	Employment Agreement, dated as of June 29, 2009, by and between Empire Resorts, Inc. and Charles Degliomini.

10.3	Employment Agreement, dated as of June 29, 2009, by and between Empire Resorts, Inc. and Clifford Ehrlich.

10.4	Amendment No. 1, dated as of August 12, 2009, to the Separation and Release Agreement, dated as of April 14, 2009, by and between Empire Resorts, Inc. and Ronald J. Radcliffe.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

INDEX

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: August 17, 2009	/s/ Joseph Bernstein
Joseph Bernstein
Chief Executive Officer

Dated: August 17, 2009	/s/ Mark Marasco
Mark Marasco
Principal Financial and Accounting Officer