Form 10-Q
period 2009-09-30
EMPIRE RESORTS INC
filed 2009-11-06
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
or

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

The number of shares outstanding of the issuer’s common stock, as of November 5, 2009 was 41,053,933.

ii

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share data)

	September 30, 2009 (Unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$10,529	$9,687
Restricted cash	3,275	969
Accounts receivable, net of allowance for doubtful accounts of $286 in 2009 and $0 in 2008	2,338	1,570
Prepaid expenses and other current assets	3,268	3,500
Total current assets	19,410	15,726
Property and equipment, net	29,149	29,908
Deferred financing costs, net of accumulated amortization of $2,500 in 2009 and $2,193 in 2008	1,980	2,287
Other assets	801	1,175
TOTAL ASSETS	$51,340	$49,096

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving credit facility	$$4,450	$7,617
Senior convertible notes	65,000	65,000
Accounts payable	2,437	2,969
Accrued expenses and other current liabilities	6,870	5,881
Total current liabilities	78,757	81,467

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, 5,000 shares authorized; $0.01 par value -
Series A, $1,000 per share liquidation value, none issued and outstanding	----	----
Series B, $29 per share liquidation value, 44 shares issued and outstanding	----	----
Series E, $10 per share redemption value, 1,731 shares issued and outstanding	6,855	6,855
Common stock, $0.01 par value, 75,000 shares authorized, 40,971 and 33,913 shares issued and outstanding in 2009 and 2008, respectively	410	339
Additional paid-in capital	72,274	59,379
Accumulated deficit	(106,956)	(98,944)
Total stockholders’ deficit	(27,417)	(32,371)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$51,340	$49,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES:
Racing	$4,541	$1,763	$9,390	$5,978
Gaming	16,576	17,913	42,748	46,452
Food, beverage and other	1,651	1,741	3,764	4,054
Gross revenues	22,768	21,417	55,902	56,484
Less: Promotional allowances	(1,842)	(769)	(3,484)	(1,854)
Net revenues	20,926	20,648	52,418	54,630

COSTS AND EXPENSES:
Racing	3,125	1,823	7,178	5,844
Racing – settlement of Horsemen litigation	---	---	---	1,250
Gaming	12,370	13,305	32,877	37,071
Food, beverage and other	530	677	1,331	1,624
Selling, general and administrative	3,437	4,790	9,308	10,565
Stock-based compensation	746	371	3,739	889
Depreciation	299	310	918	919
Total costs and expenses	20,507	21,276	55,351	58,162

Income (Loss) from operations	419	(628)	(2,933)	(3,532)

Amortization of deferred financing costs	(102)	(102)	(307)	(307)
Interest expense	(2,000)	(1,429)	(4,778)	(4,299)
Interest income	103	65	117	208

NET LOSS	(1,580)	(2,094)	(7,901)	(7,930)
Undeclared dividends on preferred stock	(388)	(388)	(1,164)	(1,164)

NET LOSS APPLICABLE TO COMMON SHARES	$(1,968)	$(2,482)	$(9,065)	$(9,094)

Weighted average common shares outstanding, basic and diluted	37,247	33,337	35,089	31,186

Loss per common share, basic and diluted	$(0.05)	$(0.07)	$(0.26)	$(0.29)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,901)	$(7,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	918	919
Amortization of deferred financing costs	307	307
Provision for doubtful accounts	286	---
Stock-based compensation	3,739	889
Interest expense - warrants	564	---
Changes in operating assets and liabilities:
Restricted cash –NYS Lottery and Purse Accounts	(2,740)	(416)
Accounts receivable	(1,054)	(142)
Prepaid expenses and other current assets	232	(2,615)
Accounts payable	(532)	(212)
Accrued expenses and other current liabilities	569	(194)
Other assets	374	842
NET CASH USED IN OPERATING ACTIVITIES	(5,238)	(8,552)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(159)	(173)
Restricted cash - Racing capital improvement	(33)	278
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(192)	105

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	137	14
Proceeds from issuance of common stock	11,000	5,178
Stock issuance costs	(2,165)	---
Repayment on revolving credit facility	(3,167)	---
Restricted cash - Revolving credit facility	467	(9)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,272	5,183

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	842	(3,264)
CASH AND CASH EQUIVALENTS, beginning of period	9,687	15,008
CASH AND CASH EQUIVALENTS, end of period	$10,529	$11,744

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the period	$5,514	$5,599

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Common stock issued in settlement of preferred stock dividends	$111	$261
Stock issuance costs included in accrued expenses and other current liabilities	420	---

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A.  Summary of Business and Basis for Presentation

Basis for Presentation

The condensed consolidated financial statements and notes as of September 30, 2009 and for the three-month and nine-month periods ended September 30, 2009 and 2008 are unaudited and include the accounts of Empire Resorts, Inc. and subsidiaries (“Empire,” the “Company,” “us,” “our” or “we”).

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Our ability to continue as a going concern is dependent upon a determination that we did not have the obligation to repurchase our $65 million of 5 ½% senior convertible notes (the “Notes”) on July 31, 2009, and/or our ability to arrange financing with other sources to fulfill our obligations under a loan agreement (the “Loan Agreement”) with The Park Avenue Bank of New York (“PAB”), as described below.  We are continuing our efforts to obtain financing, but there is no assurance that we will be successful in doing so.  These factors, as well as continuing net losses and negative cash flows from operating activities, raise substantial doubt about our ability to continue as a going concern.  These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

On July 27, 2009, we entered into the Loan Agreement reflecting the assignment of our revolving credit agreement from Bank of Scotland to PAB.  In connection with that transaction, we made a cash payment of approximately $2.5 million to reduce the principal amount outstanding to approximately $4.4 million.  One of the provisions of the Loan Agreement was a short term maturity date of July 28, 2009.  On July 29, 2009, we received a notice of the occurrence of an “Event of Default” under the Loan Agreement as a result of our failure to pay the principal due on July 28, 2009.

On October 9, 2009, we entered into an amendment (the “Amendment”) to the Loan Agreement.  The Amendment is intended to cure the default by us of our prior failure to pay the approximately $4.4 million outstanding principal of the loan on its initial maturity on July 28, 2009.  The Amendment reinstates the loan by extending the maturity date of the Loan Agreement to December 31, 2009, and reduces the interest rate on the loan from 15% to 8% per annum.  In connection with the Amendment, we reduced the outstanding principal amount of the loan by $1 million.  Any balance remaining available to be drawn down under the Loan Agreement can only be utilized if we source the participant.

INDEX

In October 2009, we entered into a number of stipulations (collectively, the “Stipulation”) in connection with the declaratory judgment action against the beneficial owners of the Notes, as well as The Depository Trust Company and The Bank of New York Mellon Corporation (the “Trustee”), in the Supreme Court of the State of New York in Sullivan County, pursuant to which we are seeking a judicial determination that (1) no Holder, as defined under the indenture dated as of July 26, 2004 (the “Indenture”), delivered an executed put exercise notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture, which was prior to the close of business on July 31, 2009, as expressly required under the Indenture in order to properly exercise a put, and that, accordingly, (2) the Notes, in the full amount of $65 million, continue to mature on July 31, 2014.  Pursuant to the Stipulation, we agreed to discontinue our claims against all beneficial owners of the Notes who executed the Stipulation (the “Consenting Defendants”),who represent substantially all of the outstanding principal amount of the Notes, including Plainfield Special Solutions Master Fund Limited (“Plainfield”), Highbridge International LLC (“Highbridge”) and Whitebox Advisors LLC (“Whitebox”), without prejudice, and Plainfield, Highbridge and Whitebox agreed to withdraw the notices of default and acceleration of the Notes that they sent to us on August 3 and August 11, 2009. The Consenting Defendants have further agreed to (i) be bound by any final non-appealable judgment with respect to the declaratory judgment sought by us against The Depository Trust Company and the Trustee, and (ii) not to commence any action or proceeding concerning the subject matter of the declaratory judgment until there has been a final non-appealable judgment with respect to the declaratory judgment sought by us.  We are unable to predict the length of time the Supreme Court of New York may take to ultimately resolve the pending dispute, or the length of time it will take for the Third Judicial Department of the Appellate Division, or the State of New York Court of Appeals, to issue a final, non-appealable judgment.

If the right to demand repayment of the Notes had been validly exercised, we would not have had an immediate source of repayment for our obligations under the Loan Agreement or the Notes.  Moreover, our current operations would not have been able to provide sufficient cash flow to repay these obligations at maturity, if we were required to do so.

A failure to have repurchased the Notes when required would result in an “Event of Default” under the Indenture and could result in a cross-default under the Loan Agreement.  In addition, an event that may constitute a “Change of Control” under the Indenture may also be an “Event of Default” under any credit agreement or other agreement governing future debt.  These events permit the lenders under such credit agreement or other agreement to accelerate the debt outstanding thereunder and, if such debt is not paid, to enforce security interests in the collateral securing such debt or result in our becoming involved in an insolvency proceeding.

On August 19, 2009, we entered into an Investment Agreement (the “Investment Agreement”) with Kien Huat Realty III Limited, a corporation organized under the laws of the Isle of Man (the “Investor” or “Kien Huat”), pursuant to which (i) we issued to the Investor 6,804,188 shares of our common stock, par value $0.01 per share (“Common Stock”), or approximately 19.9% of the outstanding shares of Common Stock on a pre-transaction basis, for aggregate consideration of $11 million (the “First Tranche”), and (ii) subject to and following stockholder approval of the transaction, as required under applicable NASDAQ Marketplace Rules, and the satisfaction of other customary closing conditions, we are to issue to the Investor an additional 27,701,852 shares of Common Stock for additional consideration of $44 million (the “Second Tranche”).  During the period between the closing of the First Tranche and the closing of the Second Tranche, we will be subject to certain customary covenants related to the operation of our business.  As a result of the closing of the Second Tranche, if approved by our stockholders, the Investor would own 34,506,040 shares of the Common Stock, representing approximately one share less than 50.0% of the voting power of the Company following the closing.

Under the Investment Agreement, the parties also agreed to negotiate in good faith and cooperate to mutually agree upon the terms and conditions of a loan agreement, to be executed upon the closing of the Second Tranche in a form and substance reasonably agreeable to the parties, pursuant to which it is anticipated that the Investor will make available to us a loan of up to the lesser of $10 million or the maximum amount we are then permitted to borrow (taking into account our other indebtedness at such time) under the terms of our existing indebtedness.  We would be permitted to use the proceeds of this loan, among other things, to repay in full, purchase or acquire by assignment any remaining obligation under the Loan Agreement with PAB and for working capital purposes.

Pursuant to the terms of the Investment Agreement, on August 19, 2009, we also entered into a Registration Rights Agreement with the Investor (the “Registration Rights Agreement”).  The Registration Rights Agreement provides, among other things, that the Investor may require that we file one or more “resale” registration statements, registering under the Securities Act of 1933, as amended (the “Securities Act”), the offer and sale of all of the Common Stock issued or to be issued to the Investor pursuant to the Investment Agreement as well as any shares acquired by way of a share dividend or share split or in connection with a combination of such shares, recapitalization, merger, consolidation or other reorganization with respect to such shares.

INDEX

Concurrently with the execution of the Investment Agreement, and as a condition and inducement to the Investor’s willingness to enter into the Investment Agreement, holders of approximately 31.8% of our outstanding Common Stock  (approximately 38% of the shares entitled to vote on the proposal recommended by us to approve the issuance of Common Stock to the Investor) entered into a Stockholder Voting Agreement (the “Stockholder Voting Agreement”), pursuant to which such stockholders, among other things, agreed to vote all of the shares of our voting capital stock that such stockholders own in favor of the proposals to be recommended by us at the Special Meeting of Stockholders to be held to approve the transactions contemplated by the Investment Agreement and other related matters.

On September 30, 2009, we entered into an amendment (the “Investment Agreement Amendment”) to the Investment Agreement with Kien Huat.  Under the Investment Agreement, if any option or warrant outstanding as of the closing of the First Tranche or the Second Tranche (or, in limited circumstances, if issued after the closing of the Second Tranche) is exercised after the closing of the First Tranche, Kien Huat has the right (following notice of such exercise) to purchase an equal number of additional shares of Common Stock as are issued upon such exercise at the exercise price for the applicable option or warrant (the “Option Matching Right”), which is subject to stockholder approval.  The Investment Agreement Amendment clarifies that Kien Huat’s Option Matching Right was intended to extend to options and warrants exercised between the closing of the First Tranche and the closing of the Second Tranche.  Upon closing of the Second Tranche, the Option Matching Right may result in a material charge to fourth quarter results.

A Special Meeting of our Stockholders is scheduled for November 10, 2009 to approve the issuance of 27,701,852 shares of Common Stock, to Kien Huat, for consideration of $44 million pursuant to the terms of the Investment Agreement.

Nature of Business

Since 2004, we have concentrated on developing Native American and other gaming operations in Sullivan County.  Through our subsidiaries, we currently own and operate Monticello Casino and Raceway, a video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York.

On March 23, 2009, we entered into an agreement (the “Agreement”), with Concord Associates, L.P. (“Concord”), pursuant to which we (or a wholly-owned subsidiary reasonably acceptable to Concord) shall be retained by Concord Empire Raceway Corp. (“Raceway Corp.”), a subsidiary of Concord, to provide advice and general managerial oversight with respect to the operations at the harness track (the “Track”) to be constructed at that certain parcel of land located in the Town of Thompson, New York and commonly known as the Concord Hotel and Resort (the “Concord Property”).  The Agreement has a term of forty years (the “Term”).

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

Upon the commencement of operations at the Concord Gaming Facilities (the “Operations Date”) and for the duration of the Term, Concord shall cause Raceway Corp. to pay to us an annual management fee in the amount of $2 million, such management fee to be increased by five percent on each five-year anniversary of the Operations Date (the “Empire Management Fee”).  The Empire Management Fee shall be prorated for the initial year in which the Track is open for business by the number of months in which the Track is open to the public.  Concord agreed that the Empire Management Fee to be paid to us will be senior to payments due in connection with the Financing.

INDEX

In addition to the Empire Management Fee, commencing on the Operations Date and for the duration of the Term, Concord shall cause Raceway Corp. to pay us an annual fee in the amount of two percent of the total revenue wagered with respect to video gaming machines and/or other alternative gaming located at the Concord Property after payout for prizes, less certain fees payable to the State of New York, the Monticello Harness Horsemen’s Association, Inc. (the “Horsemen”) and the New York State Horse Breeding Fund (“Adjusted Gross Gaming Revenue Payment”).  Commencing upon the Operations Date and for the duration of the Term, in the event that the Adjusted Gross Gaming Revenue Payment paid to us is less than $2 million per annum, Concord shall guaranty and pay to us the difference between $2 million and the Adjusted Gross Gaming Revenue Payment distributed to us with respect to such calendar year.

Upon a sale or other voluntary transfer of the Concord Gaming Facilities to any person or entity who is not an affiliate of Concord (the “Buyer”), Raceway Corp. may terminate the Agreement upon payment to us of $25 million; provided, that the Buyer shall enter into an agreement with us whereby the Buyer shall agree to pay the greater of (i) the Adjusted Gross Gaming Revenue Payment or (ii) $2 million per annum to us for the duration of the Term of the Agreement.

In the event that the Closing Date has not occurred on or before July 31, 2010, the Agreement may be terminated by either Concord or us by written notice.

In the past, we have also made efforts to develop a 29.31 acre parcel of land adjacent to Monticello Casino and Raceway as the site for the development of a Class III casino and may pursue additional commercial and entertainment projects on the remaining 200 acres of land owned by us that encompass the site of our current gaming and racing facility.

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

A VGM is an electronic gaming device which allows a patron to play electronic versions of various lottery games of chance and is similar in appearance to a traditional slot machine.  On October 31, 2001, the State of New York enacted a bill designating eight racetracks, including the Raceway, to install and operate VGMs.  Under the program, the New York State Lottery has authorized an allocation of up to 1,800 VGMs to the Raceway.  Currently, MRMI operates 1,090 VGMs on 45,000 square feet of floor space at the Raceway.

Note B.  Summary of Significant Accounting Policies

Restricted cash.  We have added a restricted cash account to those described in the Notes to our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2008.  In connection with our VGM operations, we agreed to maintain a restricted bank account with a balance of $400,000.  The New York State Lottery can make withdrawals directly from this account if they have not received their share of net win when due.  As of September 30, 2009, there were no withdrawals made from this account.

INDEX

Accounts receivable.  Accounts receivable are stated at the amount we expect to collect.  If needed, an allowance for doubtful accounts is recorded based on information on specific accounts.  Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and judgment of collectability.  In the normal course of business, we settle wagers for other racetracks and are potentially exposed to credit risk.  These wagers are included in accounts receivable.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  As of September 30, 2009, we recorded an allowance for doubtful accounts of approximately $286,000.

Loss per common share.  We compute basic loss per share by dividing loss applicable to common shares by the weighted-average common shares outstanding for the period.  Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity.  Since the effect of outstanding options and warrants is anti-dilutive with respect to losses, they have been excluded from our computation of loss per common share.  Therefore, basic and diluted losses per common share for the three months and nine months ended September 30, 2009 and 2008 were the same.  The following table shows the approximate number of securities outstanding at September 30, 2009 and 2008 that could potentially dilute basic income per share in the future, but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

	Outstanding at September 30,
	2009	2008
Options	7,379,000	2,816,000
Warrants	278,000	250,000
Shares to be issued upon conversion of convertible debt	5,175,000	5,175,000
Total	12,832,000	8,241,000

On September 11, 2009, we granted 750,000 options to a director that are not included in the outstanding options at September 30, 2009, as such options are subject to approval by a Special Meeting of Stockholders scheduled to be held on November 10, 2009.

Fair value.  In the first quarter of 2008, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (guidance formerly reflected in FASB Statement No.157, “Fair Value Measurements”), for financial assets and liabilities and elected the deferral option available for one year for non-financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  On January 1, 2009, we adopted the remaining provisions as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis.  The adoption of the remaining provisions did not materially impact our condensed consolidated financial statements.

As permitted, we chose not to elect the fair value option as prescribed by FASB ASC 825, “Financial Instruments (guidance previously reflected in FASB Statement No. 159, “The Fair Value Option For Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”), for our financial assets and liabilities that had not been previously carried at fair value.

Our financial instruments are comprised of current assets and current liabilities, which include our revolving credit facility and the Notes at September 30, 2009 and December 31, 2008.  Current assets and current liabilities approximate fair value due to their short term nature.

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

INDEX

Subsequent events.  We evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 6, 2009.  We are not aware of any significant events that would have a material impact on our consolidated financial statements.

Reclassifications.  Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent accounting pronouncements.  In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of GAAP” (the “Codification”).  This standard replaces SFAS No. 162, “The Hierarchy of GAAP,” and establishes only two levels of U.S. GAAP, authoritative and non-authoritative.  The FASB ASC became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the ASC will become non-authoritative.  This standard was effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We began to use the new guidelines and numbering system prescribed by the ASC when referring to GAAP in the third quarter of 2009.  As the Codification did not change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

Note C.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	September 30, 2009	December 31, 2008
	(in thousands)
Liability for horseracing purses	$2,956	$1,297
Accrued interest	866	2,167
Accrued payroll	565	895
Accrued stock issuance costs	420	---
Accrued other	2,063	1,522
Total accrued expenses and other current liabilities	$6,870	$5,881

Note D.  Senior Convertible Notes

On July 26, 2004, we issued $65 million of Notes, which are currently convertible into approximately 5.2 million shares of common stock, subject to adjustment upon the occurrence or non-occurrence of certain events.  The Notes were issued with a maturity date of July 31, 2014 and each Holder, as defined under the Indenture, had the right to demand that we repurchase the Notes at par plus accrued interest on July 31, 2009.  Interest is payable semi-annually on January 31 and July 31.

The Notes are subordinated to our revolving credit facility, yet rank senior in right of payment to all of our existing and future subordinated indebtedness.  The Notes are secured by our tangible and intangible assets and by a pledge of the equity interests of each of our subsidiaries and a mortgage on our property in Monticello, New York.  The first position in this collateral is also held by PAB and on July 29, 2009, PAB delivered a notice to the Trustee advising that, as a result of the occurrence of an “Event of Default” under the Loan Agreement, a standstill period had commenced under the Intercreditor Agreement with respect to the collateral.  Under the Intercreditor Agreement, the standstill period continued until PAB’s express waiver of the applicable “Event of Default” in connection with the Amendment to the Loan Agreement.

INDEX

On October 9, 2009, we entered into the Amendment to the Loan Agreement.  The Amendment is intended to cure the default by us of our prior failure to pay the approximately $4.4 million outstanding principal of the loan on its initial maturity on July 28, 2009.  The Amendment reinstates the loan by extending the maturity date of the Loan Agreement to December 31, 2009, and reduces the interest rate on the loan from 15% to 8% per annum.  In connection with the Amendment, we reduced the outstanding principal amount of the loan by $1 million.  Any balance remaining available to be drawn down under the Loan Agreement can only be utilized if we source the participant.

The Notes initially accrued interest at an annual rate of 5.5%, which would be maintained with the occurrence of the “Trigger Event”, as defined under the Indenture.  Since the events that constitute the “Trigger Event” had not occurred within the time period allotted under the Indenture, the Notes have accrued interest from and after July 31, 2005 at an annual rate of 8%.  The holders of the Notes have the option to convert the Notes into shares of our common stock at any time prior to maturity, redemption or repurchase.  The initial conversion rate is 72.727 shares per each $1,000 principal amount of the Notes.  This conversion rate was equivalent to an initial conversion price of $13.75 per share.  Since the Trigger Event did not occur on or prior to July 31, 2005, the initial conversion rate per each $1,000 principal amount of the Notes was reset to $12.56 per share.  This rate would result in the issuance of 5,175,159 shares upon conversion.

In October 2009, we entered into the Stipulation in connection with the declaratory judgment action against the beneficial owners of the Notes, as well as The Depository Trust Company and the Trustee, in the Supreme Court of the State of New York in Sullivan County, pursuant to which we are seeking a judicial determination that (1) no Holder, as defined under the Indenture, delivered an executed put exercise notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture, which was prior to the close of business on July 31, 2009, as expressly required under the Indenture in order to properly exercise a put, and that, accordingly, (2) the Notes, in the full amount of $65 million, continue to mature on July 31, 2014.  Pursuant to the Stipulation, we agreed to discontinue our claims against the Consenting Defendants, who represent substantially all of the outstanding principal amount of the Notes, including Plainfield, Highbridge and Whitebox, without prejudice, and Plainfield, Highbridge and Whitebox agreed to withdraw the notices of default and acceleration of the Notes that they sent to us on August 3 and August 11, 2009.  The Consenting Defendants have further agreed to (i) be bound by any final non-appealable judgment with respect to the declaratory judgment sought by us against The Depository Trust Company and the Trustee, and (ii) not to commence any action or proceeding concerning the subject matter of the declaratory judgment until there has been a final non-appealable judgment with respect to the declaratory judgment sought by us.  We are unable to predict the length of time the Supreme Court of New York may take to ultimately resolve the pending dispute, or the length of time it will take for the Third Judicial Department of the Appellate Division, or the State of New York Court of Appeals, to issue a final, non-appealable judgment.

A failure to have repurchased the Notes when required would result in an “Event of Default” under the Indenture and could result in a cross-default under the Loan Agreement.  In addition, an event that may constitute a “Change of Control” under the Indenture may also be an “Event of Default” under any credit agreement or other agreement governing future debt.  These events permit the lenders under such credit agreement or other agreement to accelerate the debt outstanding thereunder and, if such debt is not paid, to enforce security interests in the collateral securing such debt or result in our becoming involved in an insolvency proceeding.

We recognized interest expense associated with the Notes of approximately $1.3 million and $3.9 million in each of the three-month and nine-month periods ended September 30, 2009 and 2008.

Note E.  Revolving Credit Facility

On January 11, 2005, we entered into a credit facility with Bank of Scotland.  The credit facility provided for a $10 million senior secured revolving loan (subject to certain reserves) that matured on July 24, 2009.  As security for borrowings under the facility, we agreed to have our wholly owned subsidiary, MRMI, grant a mortgage on the Raceway property and our subsidiaries guarantee our obligations under the credit facility.  We also agreed to pledge our equity interests in all of our current and future subsidiaries, maintain certain reserves, and grant a first priority secured interest in all of our assets, now owned or later acquired.  This arrangement contains financial covenants.  The credit facility also contains an acceleration clause which states that Bank of Scotland may accelerate the maturity in the event of a default by us.

INDEX

In connection with this credit facility, the Bank of Scotland also entered into an Intercreditor Agreement with The Bank of New York, as Trustee under the Indenture, so that the lender under this credit facility will be entitled to a first priority position notwithstanding the Indenture and security documents entered into on July 26, 2004 in connection with our issuance of the Notes.

On July 27, 2009, we entered into the Loan Agreement with PAB reflecting the assignment of the credit facility to it from the Bank of Scotland.  In connection with that transaction, we made a cash payment of approximately $2.5 million to reduce the principal amount outstanding to approximately $4.4 million.  One of the provisions of the Loan Agreement was a short-term maturity date of July 28, 2009.  On July 29, 2009, we received a notice of the occurrence of an “Event of Default” under the Loan Agreement as a result of our failure to pay the principal due on July 28, 2009.

On October 9, 2009, we entered into the Amendment to the Loan Agreement.  The Amendment is intended to cure the default by us of our prior failure to pay the approximately $4.4 million outstanding principal of the loan on its initial maturity on July 28, 2009.  The Amendment reinstates the loan by extending the maturity date of the Loan Agreement to December 31, 2009, and reduces the interest rate on the loan from 15% to 8% per annum.  In connection with the Amendment, we reduced the outstanding principal amount of the loan by $1 million.  Any balance remaining available to be drawn down under the Loan Agreement can only be utilized if we source the participant.

As a condition to the closing of the Loan Agreement, we issued warrants (the “Warrants”) to purchase an aggregate of 277,778 shares of our common stock, at an exercise price of $0.01 per share, to PAB and a designee of a participant in the loan.  The Warrants expire on July 26, 2014.  The Warrants were valued at approximately $564,000, using the Black-Scholes valuation model.

We recognized interest expense for the credit facilities of approximately $700,000 and $129,000 in the three months ended September 30, 2009 and 2008, respectively and approximately $877,000 and $399,000 in the nine months ended September 30, 2009 and 2008, respectively.  The interest expense for the three and nine months ended September 30, 2009, included an amount of approximately $564,000, which was recognized in regards to the Warrants mentioned above.

Note F.  Stockholders’ Equity

Stock-based compensation expense is approximately $746,000 and $371,000 for the three months ended September 30, 2009 and 2008, respectively, and approximately $3.7 million and $889,000 for the nine months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, there was approximately $4.5 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under our plans.  That cost is expected to be recognized over the remaining vesting period of three years.  This expected cost does not include the impact of any future stock-based compensation awards.

During the period from April 15, 2009 to June 8, 2009, we granted approximately 3.2 million options to directors and officers at exercise prices that varied from $1.11 to $1.78 (exercise price was determined by using the closing stock price on the day of grant), but the grants were subject to stockholder approval of an amendment to increase the number of shares in our 2005 Equity Incentive Plan.  Stockholder approval was obtained on June 16, 2009 on which date the stock price was $1.57.  The stock-based compensation expense related to these grants was approximately $305,000 and $1.8 million for the three and nine months ended September 30, 2009.

On September 11, 2009, we granted 750,000 options to a director that are not included in the outstanding options at September 30, 2009, as such options are subject to approval by a Special Meeting of Stockholders scheduled to be held on November 10, 2009.

INDEX

Options that were granted to three officers and an employee, who resigned during the second quarter, would have otherwise expired in thirty or ninety days subsequent to the termination date, based on the equity incentive plan under which the options were issued, but were extended to dates mutually agreed upon in the respective termination agreements, as permitted under the plan.  The modifications resulted in stock-based compensation expense of $0 and approximately $843,000 in the three and nine months ended September 30, 2009.

Options that were granted to four directors, who resigned in March 2009, would have otherwise expired on the date of termination or in thirty days based on the equity incentive plan under which the options were issued, but were extended to the original expiration dates set forth for the respective options, as permitted under the plan.  The modifications resulted in stock-based compensation expense of $0 and approximately $123,000 in the three and nine months ended September 30, 2009.

As a condition to the closing of the Loan Agreement, we issued Warrants to purchase an aggregate of 277,778 shares of our common stock, at an exercise price of $0.01 per share, to PAB and a designee of a participant in the loan.  The Warrants expire on July 26, 2014.  The Warrants were valued at approximately $564,000, using the Black-Scholes valuation model.

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

On August 19, 2009, we entered into an Investment Agreement with Kien Huat pursuant to which (i) we issued to the Investor 6,804,188 shares of our Common Stock or approximately 19.9% of the outstanding shares of Common Stock on a pre-transaction basis, for aggregate consideration of $11 million (the “First Tranche”), and (ii) subject to and following stockholder approval of the transaction, as required under applicable NASDAQ Marketplace Rules, and the satisfaction of other customary closing conditions, we are to issue to the Investor an additional 27,701,852 shares of Common Stock for additional consideration of $44 million (the “Second Tranche”).  During the period between the closing of the First Tranche and the closing of the Second Tranche, we will be subject to certain customary covenants related to the operation of our business.  As a result of the closing of the Second Tranche, if approved by our stockholders, the Investor would own 34,506,040 shares of the Common Stock, representing approximately one share less than 50.0% of our voting power following the closing.

Under the Investment Agreement, the parties also agreed to negotiate in good faith and cooperate to mutually agree upon the terms and conditions of a loan agreement, to be executed upon the closing of the Second Tranche in a form and substance reasonably agreeable to the parties, pursuant to which it is anticipated that the Investor will make available to us a loan of up to the lesser of $10 million or the maximum amount we are then permitted to borrow (taking into account our other indebtedness at such time) under the terms of our existing indebtedness.  We would be permitted to use the proceeds of this loan, among other things, to repay in full, purchase or acquire by assignment any remaining obligation under the Loan Agreement with PAB and for working capital purposes.

Pursuant to the terms of the Investment Agreement, on August 19, 2009, we also entered into a Registration Rights Agreement with the Investor.  The Registration Rights Agreement provides, among other things, that the Investor may require that we file one or more “resale” registration statements, registering under the Securities Act of 1933, the offer and sale of all of the Common Stock issued or to be issued to the Investor pursuant to the Investment Agreement as well as any shares acquired by way of a share dividend or share split or in connection with a combination of such shares, recapitalization, merger, consolidation or other reorganization with respect to such shares.

Concurrently with the execution of the Investment Agreement, and as a condition and inducement to the Investor’s willingness to enter into the Investment Agreement, holders of approximately 31.8% of our outstanding Common Stock (approximately 38% of the shares entitled to vote on the proposal recommended by us to approve the issuance of Common Stock to the Investor) entered into a Stockholder Voting Agreement, pursuant to which such stockholders, among other things, agreed to vote all of the shares of our voting capital stock that such stockholders own in favor of the proposals to be recommended by us at the Special Meeting of Stockholders to be held to approve the transactions contemplated by the Investment Agreement and other related matters.

INDEX

On September 30, 2009, we entered into an amendment to the Investment Agreement Amendment with Kien Huat.  Under the Investment Agreement, if any option or warrant outstanding as of the closing of the First Tranche or the Second Tranche (or, in limited circumstances, if issued after the closing of the Second Tranche) is exercised after the closing of the First Tranche, Kien Huat has the right (following notice of such exercise) to purchase an equal number of additional shares of Common Stock as are issued upon such exercise at the exercise price for the applicable option or warrant, which is subject to stockholder approval.  The Investment Agreement Amendment clarifies that Kien Huat’s Option Matching Right was intended to extend to options and warrants exercised between the closing of the First Tranche and the closing of the Second Tranche.  Upon closing of the Second Tranche, the Option Matching Right may result in a material charge to fourth quarter results.

A Special Meeting of our Stockholders is scheduled for November 10, 2009 to approve the issuance of 27,701,852 shares of Common Stock, to Kien Huat, for consideration of $44 million pursuant to the terms of the Investment Agreement.

Note G.  Concentration

New York Off-Track Betting Corporation (“OTB”) represented approximately 41% of the total outstanding accounts receivable as of September 30, 2009.  Two debtors, New York OTB and Nassau OTB, represented approximately 41% and 18%, respectively, of the total outstanding accounts receivable as of December 31, 2008.

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

Note I.  Commitments and Contingencies

On April 8, 2009, we entered into an agreement with Eric Reehl (the “Reehl Agreement”) pursuant to which Mr. Reehl was appointed to serve as our chief restructuring officer effective as of April 13, 2009.  We initially agreed to pay Mr. Reehl a retainer of $20,000 per month commencing as of the execution of the Reehl Agreement for a term of three months.  On July 9, 2009, we entered into an amended and restated agreement with Nima Asset Management LLC (“Nima”), effective as of April 8, 2009, that superseded the Reehl Agreement (the “Nima Consulting Agreement”), pursuant to which Nima agreed to provide, at the request of the Board of Directors, the services of Eric Reehl as Chief Restructuring Officer and/or Acting Chief Financial Officer.  We paid Nima a retainer of $20,000 per month for a term of six months from April 8, 2009.  In the event that we achieved, exchanged or otherwise modified or resolved conclusively our first and second mortgage indebtedness sufficient to effect a restructuring transaction or series of transactions approved by us before September 30, 2009, we would have paid to Nima (or its designee) a cash amount of $300,000 less all amounts previously paid as a retainer.

On October 8, 2009, however, in light of recent announcements regarding the Company, the investment of Kien Huat and the appointment of Joseph D’Amato as Chief Financial Officer, we delivered a termination notice to Nima, pursuant to which we provided 30 days notice of our intent to terminate the Nima Consulting Agreement.  Accordingly, the Nima Consulting Agreement will terminate on November 7, 2009.

On June 1, 2009, our Board of Directors appointed Joseph E. Bernstein to serve as our Chief Executive Officer.  We entered into an employment agreement with Mr. Bernstein, dated as of June 1, 2009 (the “Bernstein Agreement”).  Pursuant to the Bernstein Agreement, Mr. Bernstein will serve as our Chief Executive Officer through an initial term ending December 31, 2009, subject to an automatic one-year renewal if a debt restructuring transaction (as defined in the Bernstein Agreement) has occurred during the initial six-month term.  Mr. Bernstein will be paid an annual salary of $500,000.  In addition, Mr. Bernstein is entitled to participate in any annual bonus plan maintained by us for our senior executives and our equity based incentive programs to the extent such programs are put into place and maintained for our senior executives, each on such terms and conditions as may be determined from time to time by the Compensation Committee of the Board of Directors, and with respect to his participation in equity based incentive programs, to the extent consistent with the Bernstein Agreement and commensurate with his position.

INDEX

Pursuant to the Bernstein Agreement, on June 8, 2009, Mr. Bernstein received an option grant of a 5-year non-qualified stock option to purchase 500,000 shares of our common stock pursuant to the 2005 Equity Incentive Plan, at an exercise price per share of $1.78, vesting 33% six months following the grant date, 33% on the first anniversary of the grant and 34% 18 months following the grant, subject to earlier vesting as provided in the Bernstein Agreement.  Pursuant to the Bernstein Agreement, on June 8, 2009, Mr. Bernstein received an additional option grant of a 10-year non-qualified stock option to purchase 1,000,000 shares, at an exercise price per share of $1.78, subject to the consummation of a debt restructuring transaction with an entity sourced by Mr. Bernstein.  In addition, pursuant to the Bernstein Agreement, the vesting of Mr. Bernstein’s April 27, 2009 grant of 250,000 options was changed to vest upon a debt restructuring transaction, as defined in the Bernstein Agreement.

On June 3, 2009, Empire and MRMI entered into a letter agreement with KPMG Corporate Finance LLC (“KPMGCF”) whereby we retained KPMGCF as our exclusive financial advisor to raise up to $75 million in newly sourced capital to address pending maturity and contractual issues relating to the Notes.  Such agreement provides for KPMGCF to assist with and receive compensation in connection with certain amounts raised by us from sources other than KPMGCF.  On September 4, 2009, the agreement was terminated and the final payment of $1,150,000 was made to KPMGCF.

On June 11, 2009, MRMI entered into a management services agreement (the “Sportsystems Agreement”) with Sportsystems Gaming Management at Monticello, LLC (“Sportsystems”), a wholly owned subsidiary of Delaware North Companies, dated as of June 10, 2009, whereby MRMI retained Sportsystems to provide MRMI with management and consulting services in connection with the video gaming, food service, and related hospitality businesses conducted by MRMI for a term of three years.

On September 30, 2009, MRMI entered into a restated agreement with Sportsystems, which agreement revises, restates and supercedes the Sportsystems Agreement.  Pursuant to the restated agreement, Sportsystems shall continue to advise and assist MRMI in its conduct of the day-to-day operations of MRMI’s video lottery gaming, food service and related hospitality businesses at Monticello Casino and Raceway through December 31, 2009, as directed by MRMI.  In consideration for the services previously performed by Sportsystems pursuant to the Sportsystems Agreement, contemporaneously with the execution and delivery of the restated agreement, MRMI paid Sportsystems $650,000 plus a base management fee of 0.75% of the gross gaming revenue realized by MRMI for the months of August and September 2009.  MRMI shall not be required to pay any additional consideration for the ongoing advice and assistance to be provided by Sportsystems pursuant to the restated agreement.

On June 29, 2009, we entered into an employment agreement with Charles Degliomini, to continue to serve as our Executive Vice President (the “Degliomini Agreement”).  The Degliomini Agreement provides for a term ending on June 29, 2012 (the “Degliomini Term”) unless Mr. Degliomini’s employment is terminated by either party in accordance with the provisions thereof.  Mr. Degliomini is to receive a base salary at the annual rate of $225,000 for the first year of the Degliomini Term, $243,500 for the second year of the Degliomini Term and $250,000 for the third year of the Degliomini Term and such incentive compensation and bonuses, if any, (i) as the Compensation Committee of the Board of Directors in its discretion may determine, and (ii) to which the Mr. Degliomini may become entitled pursuant to the terms of any incentive compensation or bonus program, plan or agreement from time to time in effect in which he is a participant.  The first year salary represents a pay reduction of 10% from the previously agreed upon salary for Mr. Degliomini, consistent with the salary reduction imposed upon all employees.  As an additional incentive for entering into the agreement, Mr. Degliomini received an option to purchase 300,000 shares of our common stock on April 23, 2009 pursuant to the Company’s 2005 Equity Incentive Plan.  In the event that we terminate Mr. Degliomini’s employment with Cause (as defined in the Degliomini Agreement) or Mr. Degliomini resigns without Good Reason (as defined in the Degliomini Agreement), our obligations are limited generally to paying Mr. Degliomini his base salary through the termination date.  In the event that we terminate Mr. Degliomini’s employment without Cause or Mr. Degliomini resigns with Good Reason, we are generally obligated to continue to pay Mr. Degliomini’s compensation for the lesser of (i) 18 months or (ii) the remainder of the term of the Degliomini Agreement and accelerate the vesting of the options granted in contemplation of the Degliomini Agreement, which options shall remain exercisable through the remainder of its original 5 year term.  In the event that we terminate Mr. Degliomini’s employment without Cause or Mr. Degliomini resigns with Good Reason on or following a Change of Control (as defined in the Degliomini Agreement), we are generally obligated to continue to pay Mr. Degliomini’s compensation for the greater of (i) 24 months or (ii) the remainder of the term of the Degliomini Agreement and accelerate the vesting of the options granted in contemplation of the Degliomini Agreement, which options shall remain exercisable through the remainder of its original 5 year term.

INDEX

On June 29, 2009, we entered into an employment agreement with Clifford Ehrlich, to continue to serve as the President and General Manager of MRMI (the “Ehrlich Agreement”).  The Ehrlich Agreement provides for a term ending on June 29, 2012 (the “Ehrlich Term”) unless Mr. Ehrlich’s employment is terminated by either party in accordance with the provisions thereof.  Mr. Ehrlich is to receive a base salary at the annual rate of $225,000 for the first year of the Ehrlich Term, $243,500 for the second year of the Ehrlich Term and $250,000 for the third year of the Ehrlich Term and such incentive compensation and bonuses, if any, (i) as the Compensation Committee of the Board of Directors in its discretion may determine, and (ii) to which the Mr. Ehrlich may become entitled pursuant to the terms of any incentive compensation or bonus program, plan or agreement from time to time in effect in which he is a participant.  The first year salary represents a pay reduction of 10% from the previously agreed upon salary for Mr. Ehrlich, consistent with the salary reduction imposed upon all employees.  As an additional incentive for entering into the agreement, Mr. Ehrlich received an option to purchase 300,000 shares of our common stock on April 23, 2009 pursuant to the Company’s 2005 Equity Incentive Plan.  In the event that we terminate Mr. Ehrlich’s employment with Cause (as defined in the Ehrlich Agreement) or Mr. Ehrlich resigns without Good Reason (as defined in the Ehrlich Agreement), our obligations are limited generally to paying Mr. Ehrlich his base salary through the termination date.  In the event that we terminate Mr. Ehrlich’s employment without Cause or Mr. Ehrlich resigns with Good Reason, we are generally obligated to continue to pay Mr. Ehrlich’s compensation for the lesser of (i) 18 months or (ii) the remainder of the term of the Ehrlich Agreement and accelerate the vesting of the options granted in contemplation of the Ehrlich Agreement, which options shall remain exercisable through the remainder of its original 5 year term.  In the event that we terminate Mr. Ehrlich’s employment without Cause or Mr. Ehrlich resigns with Good Reason on or following a Change of Control (as defined in the Ehrlich Agreement), we are generally obligated to continue to pay Mr. Ehrlich’s compensation for the greater of (i) 24 months or (ii) the remainder of the term of the Ehrlich Agreement and accelerate the vesting of the options granted in contemplation of the Ehrlich Agreement, which options shall remain exercisable through the remainder of its original 5 year term.

On August 19, 2009 we entered into a consulting agreement with Au Fuk Yew (Colin Au), a member of our board of directors, (the “Au Agreement”), pursuant to which Mr. Au has agreed to provide us with certain consulting services, including assisting us in expanding our presence in the gaming industry and advising the Company on matters related to casino development.  In consideration of the services to be performed under the Au Agreement, we have agreed to pay Mr. Au $300,000 annually, paid in equal monthly installments.  The term of the Au Agreement expires on the third anniversary of the date of its execution, unless extended by mutual agreement of the parties.

On September 3, 2009, we entered into a consulting agreement with G. Michael Brown & Associates, PC (the “Consultant”), dated as of September 1, 2009, to provide consulting services to us (the “Brown Agreement”) with respect to, among other things, Native American and government relations and the planning and development of a casino on a 29.31 acre site owned by MRMI, adjacent to our Monticello, New York facility.  G. Michael Brown, Chairman of our board of directors, is the President of the Consultant.  The Brown Agreement provides for a term ending on August 31, 2010.  In consideration of performing the consulting services, we will pay the Consultant $120,000 annually, paid in equal monthly installments.

On September 11, 2009, we entered into a consulting agreement with Ralph J. Bernstein, a member of our board of directors, effective September 1, 2009 (the “Ralph Bernstein Agreement”), pursuant to which Mr. Bernstein has agreed to make himself available at all times to provide us with certain consulting services.  In consideration of the services to be performed under the Ralph Bernstein Agreement, we have agreed to (i) pay to Mr. Bernstein $12,500 per month and (ii) grant to Mr. Bernstein an option to purchase 500,000 shares of our common stock pursuant to the Company’s 2005 Equity Incentive Plan, vesting August 31, 2010.  The term of the Ralph Bernstein Agreement expires on August 31, 2010.

INDEX

On September 16, 2009, we entered into an employment agreement with Joseph A. D’Amato, dated as of September 14, 2009, pursuant to which Mr. D’Amato is to serve as our Chief Financial Officer (the “D’Amato Agreement”).  The D’Amato Agreement provides for a term ending on September 14, 2012 (the “D’Amato Term”) unless Mr. D’Amato’s employment is terminated by either party in accordance with the provisions thereof.  Mr. D’Amato is to receive a base salary at the rate of $250,000 per year for the D’Amato Term and such incentive compensation and bonuses, if any, (i) as the Compensation Committee of the Board of Directors in its discretion may determine, and (ii) to which the Mr. D’Amato may become entitled to pursuant to the terms of any annual bonus program maintained by us for our senior executives from time to time in effect in which he is a participant.  As an additional incentive for entering into the agreement, Mr. D’Amato received an option to purchase 300,000 shares of our common stock on September 1, 2009 pursuant to the Company’s 2005 Equity Incentive Plan, subject to the execution of the D’Amato Agreement.  Mr. D’Amato is also entitled under the D’Amato Agreement to receive a payment of $10,000 for relocation expenses, provided that if Mr. D’Amato terminates his employment under certain circumstances within 12 months, he will be required to reimburse us for such relocation expenses.  In the event that we terminate Mr. D’Amato’s employment with Cause (as defined in the D’Amato Agreement) or Mr. D’Amato resigns without Good Reason (as defined in the D’Amato Agreement), our obligations are limited generally to paying Mr. D’Amato his base salary through the termination date.  In the event that we terminate Mr. D’Amato’s employment without Cause or Mr. D’Amato resigns with Good Reason, we are generally obligated to continue to pay Mr. D’Amato’s compensation for the lesser of (i) 18 months or (ii) the remainder of the term of the D’Amato Agreement and accelerate the vesting of the options granted in contemplation of the D’Amato Agreement, which options shall remain exercisable through the remainder of its original 5 year term.  In the event that we terminate Mr. D’Amato’s employment without Cause or Mr. D’Amato resigns with Good Reason on or following a Change of Control (as defined in the D’Amato Agreement), we are generally obligated to continue to pay Mr. D’Amato’s compensation for the greater of (i) 24 months or (ii) the remainder of the term of the D’Amato Agreement and accelerate the vesting of the options granted in contemplation of the D’Amato Agreement, which options shall remain exercisable through the remainder of its original 5 year term.

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

Note J.  Subsequent Events

On October 8, 2009, in light of recent announcements regarding the Company and its capitalization, the investment of Kien Huat and the appointment of Joseph D’Amato as Chief Financial Officer, we delivered a termination notice to Nima, pursuant to which we provided 30 days notice of our intent to terminate the Nima Consulting Agreement.  Accordingly, the Nima Consulting Agreement will terminate on November 7, 2009.

On October 9, 2009, we entered into an amendment to the Loan Agreement.  The Amendment is intended to cure the default by us of our prior failure to pay the approximately $4.4 million outstanding principal of the loan on its initial maturity on July 28, 2009.  The Amendment reinstates the loan by extending the maturity date of the Loan Agreement to December 31, 2009, and reduces the interest rate on the loan from 15% to 8% per annum.  In connection with the Amendment, we reduced the outstanding principal amount of the loan by $1 million.  Any balance remaining available to be drawn down under the Loan Agreement can only be utilized if we source the participant.

In October 2009, we entered into the Stipulation in connection with the declaratory judgment action against the beneficial owners of the Notes, as well as The Depository Trust Company and the Trustee, in the Supreme Court of the State of New York in Sullivan County, pursuant to which we are seeking a judicial determination that (1) no Holder, as defined under the Indenture, delivered an executed put exercise notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture, which was prior to the close of business on July 31, 2009, as expressly required under the Indenture in order to properly exercise a put, and that, accordingly, (2) the Notes, in the full amount of $65 million, continue to mature on July 31, 2014.  Pursuant to the Stipulation, we agreed to discontinue our claims against the Consenting Defendants, who represent substantially all of the outstanding principal amount of the Notes, including Plainfield, Highbridge and Whitebox, without prejudice, and Plainfield, Highbridge and Whitebox agreed to withdraw the notices of default and acceleration of the Notes that they sent to us on August 3 and August 11, 2009.  The Consenting Defendants have further agreed to (i) be bound by any final non-appealable judgment with respect to the declaratory judgment sought by us against The Depository Trust Company and the Trustee, and (ii) not to commence any action or proceeding concerning the subject matter of the declaratory judgment until there has been a final non-appealable judgment with respect to the declaratory judgment sought by us.  We are unable to predict the length of time the Supreme Court of New York may take to ultimately resolve the pending dispute, or the length of time it will take for the Third Judicial Department of the Appellate Division, or the State of New York Court of Appeals, to issue a final, non-appealable judgment.

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Our ability to continue as a going concern is dependent upon a determination that we did not have the obligation to repurchase our $65 million of 5 ½% senior convertible notes (the “Notes”) on July 31, 2009, and/or our ability to arrange financing with other sources to fulfill our obligations under a loan agreement (the “Loan Agreement”) with The Park Avenue Bank of New York (“PAB”), as described below.  We are continuing our efforts to obtain financing, but there is no assurance that we will be successful in doing so.  These factors, as well as continuing net losses and negative cash flows from operating activities, raise substantial doubt about our ability to continue as a going concern.  These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.  These circumstances caused our Independent Registered Public Accounting Firm to include an explanatory paragraph in their report dated March 13, 2009 on our consolidated financial statements at December 31, 2008 and for the year then ended regarding their substantial doubt about our ability to continue as a going concern.  Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

INDEX

On July 27, 2009, we entered into the Loan Agreement reflecting the assignment of our revolving credit agreement from Bank of Scotland to PAB.  In connection with that transaction, we made a cash payment of approximately $2.5 million to reduce the principal amount outstanding to approximately $4.4 million.  One of the provisions of the Loan Agreement was a short term maturity date of July 28, 2009.  On July 29, 2009, we received a notice of the occurrence of an “Event of Default” under the Loan Agreement as a result of our failure to pay the principal due on July 28, 2009.

On October 9, 2009, we entered into an amendment (the “Amendment”) to the Loan Agreement.  The Amendment is intended to cure the default by us of our prior failure to pay the approximately $4.4 million outstanding principal of the loan on its initial maturity on July 28, 2009.  The Amendment reinstates the loan by extending the maturity date of the Loan Agreement to December 31, 2009, and reduces the interest rate on the loan from 15% to 8% per annum.  In connection with the Amendment, we reduced the outstanding principal amount of the loan by $1 million.  Any balance remaining available to be drawn down under the Loan Agreement can only be utilized if we source the participant.

In October 2009, we entered into a number of stipulations (collectively, the “Stipulation”) in connection with the declaratory judgment action against the beneficial owners of the Notes, as well as The Depository Trust Company and The Bank of New York Mellon Corporation (the “Trustee”), in the Supreme Court of the State of New York in Sullivan County, pursuant to which we are seeking a judicial determination that (1) no Holder, as defined under the indenture dated as of July 26, 2004 (the “Indenture”), delivered an executed put exercise notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture, which was prior to the close of business on July 31, 2009, as expressly required under the Indenture in order to properly exercise a put, and that, accordingly, (2) the Notes, in the full amount of $65 million, continue to mature on July 31, 2014.  Pursuant to the Stipulation, we agreed to discontinue our claims against all beneficial owners of the Notes who executed the Stipulation (the “Consenting Defendants”), who represent substantially all of the outstanding principal amount of the Notes, including Plainfield Special Solutions Master Fund Limited (“Plainfield”), Highbridge International LLC (“Highbridge”) and Whitebox Advisors LLC (“Whitebox”), without prejudice, and Plainfield, Highbridge and Whitebox agreed to withdraw the notices of default and acceleration of the Notes that they sent to us on August 3 and August 11, 2009. The Consenting Defendants have further agreed to (i) be bound by any final non-appealable judgment with respect to the declaratory judgment sought by us against The Depository Trust Company and the Trustee, and (ii) not to commence any action or proceeding concerning the subject matter of the declaratory judgment until there has been a final non-appealable judgment with respect to the declaratory judgment sought by us.  We are unable to predict the length of time the Supreme Court of New York may take to ultimately resolve the pending dispute, or the length of time it will take for the Third Judicial Department of the Appellate Division, or the State of New York Court of Appeals, to issue a final, non-appealable judgment.

If the right to demand repayment of the Notes had been validly exercised, we would not have had an immediate source of repayment for our obligations under the Loan Agreement or the Notes.  Moreover, our current operations would not have been able to provide sufficient cash flow to repay these obligations at maturity, if we were required to do so.

A failure to have repurchased the Notes when required would result in an “Event of Default” under the Indenture and could result in a cross-default under the Loan Agreement.  In addition, an event that may constitute a “Change of Control” under the Indenture may also be an “Event of Default” under any credit agreement or other agreement governing future debt.  These events permit the lenders under such credit agreement or other agreement to accelerate the debt outstanding thereunder and, if such debt is not paid, to enforce security interests in the collateral securing such debt or result in our becoming involved in an insolvency proceeding.

On August 19, 2009, we entered into an Investment Agreement (the “Investment Agreement”) with Kien Huat Realty III Limited, a corporation organized under the laws of the Isle of Man (the “Investor” or “Kien Huat”), pursuant to which (i) we issued to the Investor 6,804,188 shares of our common stock, par value $0.01 per share (“Common Stock”), or approximately 19.9% of the outstanding shares of Common Stock on a pre-transaction basis, for aggregate consideration of $11 million (the “First Tranche”), and (ii) subject to and following stockholder approval of the transaction, as required under applicable NASDAQ Marketplace Rules, and the satisfaction of other customary closing conditions, we are to issue to the Investor an additional 27,701,852 shares of Common Stock for additional consideration of $44 million (the “Second Tranche”).  During the period between the closing of the First Tranche and the closing of the Second Tranche, we will be subject to certain customary covenants related to the operation of our business.

INDEX

As a result of the closing of the Second Tranche, if approved by our stockholders, the Investor would own 34,506,040 shares of the Common Stock, representing approximately one share less than 50.0% of the voting power of the Company following the closing.  We intend to use the proceeds of the First Tranche and Second Tranche, if approved by stockholders, for transaction costs, to pay interest on existing indebtedness and for general working capital.

Under the Investment Agreement, the parties also agreed to negotiate in good faith and cooperate to mutually agree upon the terms and conditions of a loan agreement, to be executed upon the closing of the Second Tranche in a form and substance reasonably agreeable to the parties, pursuant to which it is anticipated that the Investor will make available to us a loan of up to the lesser of $10 million or the maximum amount we are then permitted to borrow (taking into account our other indebtedness at such time) under the terms of our existing indebtedness.  We would be permitted to use the proceeds of this loan, among other things, to repay in full, purchase or acquire by assignment any remaining obligation under the Loan Agreement with PAB and for working capital purposes.

Pursuant to the terms of the Investment Agreement, on August 19, 2009, we also entered into a Registration Rights Agreement with the Investor (the “Registration Rights Agreement”).  The Registration Rights Agreement provides, among other things, that the Investor may require that we file one or more “resale” registration statements, registering under the Securities Act of 1933, as amended (the “Securities Act”), the offer and sale of all of the Common Stock issued or to be issued to the Investor pursuant to the Investment Agreement as well as any shares acquired by way of a share dividend or share split or in connection with a combination of such shares, recapitalization, merger, consolidation or other reorganization with respect to such shares.

Concurrently with the execution of the Investment Agreement, and as a condition and inducement to the Investor’s willingness to enter into the Investment Agreement, holders of approximately 31.8% of our outstanding Common Stock  (approximately 38% of the shares entitled to vote on the proposal recommended by us to approve the issuance of Common Stock to the Investor) entered into a Stockholder Voting Agreement (the “Stockholder Voting Agreement”), pursuant to which such stockholders, among other things, agreed to vote all of the shares of our voting capital stock that such stockholders own in favor of the proposals to be recommended by us at the Special Meeting of Stockholders to be held to approve the transactions contemplated by the Investment Agreement and other related matters.

On September 30, 2009, we entered into an amendment (the “Investment Agreement Amendment”) to the Investment Agreement with Kien Huat.  Under the Investment Agreement, if any option or warrant outstanding as of the closing of the First Tranche or the Second Tranche (or, in limited circumstances, if issued after the closing of the Second Tranche) is exercised after the closing of the First Tranche, Kien Huat has the right (following notice of such exercise) to purchase an equal number of additional shares of Common Stock as are issued upon such exercise at the exercise price for the applicable option or warrant (the “Option Matching Right”), which is subject to stockholder approval.  The Investment Agreement Amendment clarifies that Kien Huat’s Option Matching Right was intended to extend to options and warrants exercised between the closing of the First Tranche and the closing of the Second Tranche.  Upon closing of the Second Tranche, the Option Matching Right may result in a material charge to fourth quarter results.

A Special Meeting of our Stockholders is scheduled for November 10, 2009 to approve the issuance of 27,701,852 shares of Common Stock, to Kien Huat, for consideration of $44 million pursuant to the terms of the Investment Agreement.

INDEX

Overview

Empire Resorts, Inc. (“Empire,” the “Company,” “us,” “our” or “we”) was organized as a Delaware corporation on March 19, 1993, and since that time has served as a holding company for various subsidiaries engaged in the hospitality and gaming industries.

Through our wholly-owned subsidiary, Monticello Raceway Management, Inc. (“MRMI”), we currently own and operate Monticello Casino and Raceway, a video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York, 90 miles Northwest of New York City.  At Monticello Casino and Raceway, we currently operate 1,090 VGMs as an agent for the New York State Lottery and conduct pari-mutuel wagering through the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and the export simulcasting of our races to offsite pari-mutuel wagering facilities.

We are concentrating on improving our cash flow, current operations at MRMI and restructuring our balance sheet with the infusion of new capital from our Investor.  We have an agreement, subject to certain conditions, with Concord Empire Raceway Corp. (“Raceway Corp.”), a subsidiary of Concord Associates, L.P, to provide advice and general managerial oversight with respect to the operations at a harness to be constructed at that certain parcel of land located in the Town of Thompson, New York and commonly known as the Concord Hotel and Resort.  No assurance can be given that the conditions to the closing of the transaction will be satisfied in order to complete the transaction, as planned.

We have been working since 1996 to develop a Class III casino on a site 29.31 acre owned by us adjacent to our Monticello, New York facility.  As used herein, Class III gaming means a full casino including slot machines, on which the outcome of play is based upon randomness, and various table games including, but not limited to, poker, blackjack and craps.  Initially, this effort was pursued through agreements with various Indian tribes.  Our most recent efforts were pursuant to agreements with the St. Regis Mohawk Tribe.  We were advised, however, that on January 4, 2008, the St. Regis Mohawk Tribe received a letter from the Bureau of Indian Affairs (“BIA”) denying the St. Regis Mohawk Tribe’s request to take 29.31 acres into trust for the purpose of building a Class III gaming facility to be located at Monticello Casino and Raceway.  The basis for the denial, a newly promulgated “commutability rule,” is reported to be under review by the U.S. Department of the Interior.

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

Effective August 5, 2009 and continuing through August 4, 2010, with a performance evaluation after six months by the New York State Lottery, a subsidized VGM free play pilot program (“Free Play”) was implemented at Monticello Casino and Raceway.  As a result, Monticello Casino and Raceway intends to use this Free Play to build its player loyalty, increase its database of active and profitable players and to reactivate dormant players.  Monticello Casino and Raceway will be authorized to deduct promotional free play from video gaming revenue (net win) up to 10% of the prior month’s net win.  Parameters for determining Free Play success will be mutually agreed on by the New York State Lottery and Monticello Casino and Raceway, by evaluating prior revenue trends compared to current trends, or other measurements as agreed upon between New York State Lottery and Monticello Casino and Raceway.

Competition

We continue to face significant competition for our VGM operation from a VGM facility at Yonkers Raceway, and to a lesser extent, two slot machine facilities that have opened in Pennsylvania and one, operated by the Mohegan Tribal Gaming Authority, is within 65 miles of our Monticello property.  The Yonkers facility, which is much closer to New York City, has a harness horseracing facility, approximately 5,500 VGMs, food and beverage outlets and other amenities.

INDEX

A number of states are currently considering or implementing legislation to legalize or expand gaming.  Such legislation presents both potential opportunities to establish new properties and potential competitive threats to business at our existing property.  The timing and occurrence of these events remain uncertain.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.

Revenues.  Net revenues increased approximately $278,000 (1%) for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008.  Revenue from racing operations increased by approximately $2.8 million (157%); revenue from VGM operations decreased by approximately $1.3 million (7%) and food, beverage and other revenue decreased by approximately $90,000 (5%).  Complimentary expenses (“Promotional Allowances”) increased by approximately $1.1 million (139%).

Racing revenue increased in part because of approximately $2.1 million received from Off-Track Betting Corporations (“OTBs”) in payment of amounts previously contested by the OTBs.  In November 2008, litigation with the OTBs over these payments ended with a decision that did not support the OTBs withholding payment to the racetracks.

We believe that our VGM operations continue to be adversely affected by the competing VGM facility at Yonkers Raceway and slot machine facilities in Pennsylvania.  Our number of daily visits decreased approximately 9%.  However, the average daily win per unit increased from $125.41 for the three months ended September 30, 2008 to $137.18 for the three months ended September 30, 2009 (9%).  This increase was due to a reduction in our average number of machines during the current three-month period.  The average number of machines in service was 1,343 for the three months ended September 30, 2009 and 1,587 for the three months ended September 30, 2008.  If the average number of machines remained constant to the same period in 2008 our average daily win per unit would have decreased to $116.06 (7%) for the three months ended September 30, 2009.

Food, beverage and other revenue decreased primarily as a result of lower patron visits.

The increase in Promotional Allowances is almost entirely attributable to increased utilization of Free Play coupons as a marketing and promotional program to support player retention initiatives.

Racing costs.  Racing costs increased by approximately $1.3 million (71%) to approximately $3.1 million for the three months ended September 30, 2009.  This increase is a result of our horsemen’s share of increased revenues.

Gaming costs.  Gaming (VGM) costs decreased by approximately $935,000 (7%) to approximately $12.4 million for the three months ended September 30, 2009 compared with the corresponding period in 2008.  The decrease is the result of the reduction in gaming revenue for the current period, decreasing commissions paid by approximately $1.2 million (12%), and payroll savings of approximately $354,000 (16%), due to a headcount reduction and various other cost savings of approximately $151,000.  These savings were offset by costs incurred of approximately $770,000 in regards to the Sportsystems Gaming Management at Monticello, LLC (“Sportsystems”) contract costs, which includes a settlement payment of $650,000.

Food, beverage and other costs.  Food, beverage and other costs decreased approximately $147,000 (21%) to approximately $530,000 primarily as a result of continuing cost control initiatives and lower patron visits in 2009.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased approximately $1.4 million (28%) for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.  This decrease was a result of a reduction in direct marketing expenses of approximately $1.2 million (72%), primarily consisting of promotional prize savings of approximately $793,000.  In addition, we had a decrease in development costs of approximately $938,000, primarily due to a settlement with the St. Regis Mohawk tribe of approximately $444,000 and other development costs of approximately $494,000 in 2008, and a decrease in professional fees of approximately $148,000.  These decreases were offset by costs associated with the assignment of our revolving credit agreement of approximately $449,000 and increases in directors’ fees of approximately $415,000.

INDEX

Stock-based compensation expense.  The increase in stock-based compensation of approximately $375,000 was primarily a result of options granted to directors and our officers.

Interest expense and income.  Interest expense increased approximately $572,000 (40%) as a result of warrants granted with a value of approximately $564,000 and higher interest paid on our new credit line with PAB.  Interest income increased by approximately $38,000 as a result of interest received on OTB settlements offset by lesser amounts being invested at lower rates.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.

Revenues.  Net revenues decreased approximately $2.2 million (4%) for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  Revenue from racing operations increased by approximately $3.4 million (57%); revenue from VGM operations decreased by approximately $3.7 million (7%) and food, beverage and other revenue decreased by approximately $290,000 (7%).  Promotional Allowances increased by approximately $1.6 million (88%).

Racing revenue increased in part because of approximately $2.8 million received from various OTBs in payment of amounts previously contested by the OTBs.  In November 2008, litigation with the OTBs over these payments ended with a decision that did not support the OTBs withholding payment to the racetracks.

We believe that our VGM operations continue to be adversely affected by the competing VGM facility at Yonkers Raceway and slot machine facilities in Pennsylvania.  Our number of daily visits decreased approximately 6% and the average daily win per unit fell from $107.22 for the nine months ended September 30, 2008 to $104.01 for the nine months ended September 30, 2009 (3%).  Our decrease in average daily win per unit was reduced due to a reduction in our average number of machines during the current period.  The average number of machines in service was 1,506 for the nine months ended September 30, 2009 and 1,587 for the nine months ended September 30, 2008.  If the average number of machines remained constant to the same period in 2008 our average daily win per unit would have further decreased to $98.67 (8%) for the nine months ended September 30, 2009.

Food, beverage and other revenue decreased primarily as a result of lower patron visits.

The increase in Promotional Allowances is almost entirely attributable to increased utilization of Free Play coupons as a marketing and promotional program to support player retention initiatives.

Racing costs.  Racing costs excluding a $1,250,000 settlement with our horsemen in 2008 increased by approximately $1.3 million (22%) to approximately $7.2 million for the nine months ended September 30, 2009.  This increase is a result of the horsemen’s share of approximately $1.6 million from increased revenues offset by cost savings in payroll due to a headcount reduction and various other cost reductions of approximately $300,000.

Gaming costs.  Gaming (VGM) costs decreased by approximately $4.2 million (11%) to approximately $32.9 million for the nine months ended September 30, 2009 compared with the corresponding period in 2008.  Of this amount, approximately $1.2 million (4%) is attributable to a change in the law which allows VGM operators to pay a lower percentage of VGM revenues to the New York State Lottery.  The decrease is the result of the reduction in gaming revenue for the current period decreasing commissions paid by approximately $4.3 million, and payroll saving of approximately $475,000, due to a headcount reduction and various other savings of approximately $219,000.  These savings were offset by costs incurred of approximately $794,000 in regards to the Sportsystems contract costs which includes a settlement payment of $650,000.

Food, beverage and other costs.  Food, beverage and other costs decreased approximately $293,000 (18%) to approximately $1.3 million primarily as a result of continuing cost control initiatives and lower patron visits in 2009.

INDEX

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased approximately $1.3 million (11%) for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  This decrease was a result of a reduction in direct marketing expenses of approximately $1.5 million (57%), primarily consisting of savings in promotional prize expense of approximately $866,000, newspaper advertising of approximately $167,000 and music and band expense of approximately $166,000.  In addition, we had decreases in development fees of approximately $1.2 million, primarily due to a settlement with the St. Regis Mohawk tribe of approximately $444,000 and other development costs of approximately $769,000 in 2008, payroll savings of approximately $132,000, due to a headcount reduction and various other cost reductions of approximately $183,000. These decreases were offset by increases in directors’ fees of approximately $994,000, professional fees of approximately $342,000 and costs associated with the assignment of our revolving credit agreement of approximately $449,000.

Stock-based compensation expense.  The increase in stock-based compensation of approximately $2.8 million was primarily a result of options granted to directors, officers, key operating executives and the modifications of resigning officers and directors’ option terms.  During the period from April 15, 2009 to June 8, 2009 we granted approximately 3.2 million options to directors and officers at exercise prices that varied from $1.11 to $1.78 (exercise price was determined by using the closing stock price on the day of grant), but the grants were subject to stockholder approval of an amendment to increase the number of shares in the Company’s 2005 Equity Incentive Plan.  Stockholder approval was obtained on June 16, 2009 on which date the stock price was $1.57.

Interest expense and income.  Interest expense increased approximately $479,000 (11%) as a result of warrants granted with a value of approximately $564,000 and higher interest paid on the new PAB line of credit during 2009.  Interest income decreased by approximately $91,000 (43%) as a result of lesser amounts invested at lower rates in 2009 offset by interest received on OTB settlements.

Liquidity and Capital Resources

On July 27, 2009, we entered into the Loan Agreement reflecting the assignment of our revolving credit agreement from Bank of Scotland to PAB.  In connection with that transaction, we made a cash payment of approximately $2.5 million to reduce the principal amount outstanding to approximately $4.4 million.  One of the provisions of the Loan Agreement was a short term maturity date of July 28, 2009.  On July 29, 2009, we received a notice of the occurrence of an event of default under the Loan Agreement as a result of our failure to pay the principal due on July 28, 2009.

On October 9, 2009, we entered into the Amendment to the Loan Agreement.  The Amendment is intended to cure the default by us of our prior failure to pay the $4.4 million outstanding principal of the loan on its initial maturity on July 28, 2009.  The Amendment reinstates the loan by extending the maturity date of the Loan Agreement to December 31, 2009, and reduces the interest rate on the loan from 15% to 8% per annum.  In connection with the Amendment, we reduced the outstanding principal amount of the loan by $1 million.  Any balance remaining available to be drawn down under the Loan Agreement can only be utilized if we source the participant.

In October 2009, we entered into the Stipulation in connection with the declaratory judgment action against the beneficial owners of the Notes, as well as The Depository Trust Company and the Trustee, in the Supreme Court of the State of New York in Sullivan County, pursuant to which we are seeking a judicial determination that (1) no Holder, as defined under the Indenture, delivered an executed put exercise notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture, which was prior to the close of business on July 31, 2009, as expressly required under the Indenture in order to properly exercise a put, and that, accordingly, (2) the Notes, in the full amount of $65 million, continue to mature on July 31, 2014.  Pursuant to the Stipulation, we agreed to discontinue our claims against the Consenting Defendants, who represent substantially all of the outstanding principal amount of the Notes, including Plainfield, Highbridge and Whitebox, without prejudice, and Plainfield, Highbridge and Whitebox agreed to withdraw the notices of default and acceleration of the Notes that they sent to us on August 3 and August 11, 2009. The Consenting Defendants have further agreed to (i) be by bound by any final non-appealable judgment with respect to the declaratory judgment sought by us against The Depository Trust Company and the Trustee, and (ii) not to commence any action or proceeding concerning the subject matter of the declaratory judgment until there has been a final non-appealable judgment with respect to the declaratory judgment sought by us.  We are unable to predict the length of time the Supreme Court of New York may take to ultimately resolve the pending dispute, or the length of time it will take for the Third Judicial Department of the Appellate Division, or the State of New York Court of Appeals, to issue a final, non-appealable judgment.

INDEX

On August 19, 2009, we entered into the Investment Agreement with Kien Huat, pursuant to which (i) we issued to the Investor 6,804,188 shares of our Common Stock, or approximately 19.9% of the outstanding shares of Common Stock on a pre-transaction basis, for aggregate consideration of $11 million (the “First Tranche”), and (ii) subject to and following stockholder approval of the transaction, as required under applicable NASDAQ Marketplace Rules, and the satisfaction of other customary closing conditions, we are to issue to the Investor an additional 27,701,852 shares of Common Stock for additional consideration of $44 million (the “Second Tranche”).  During the period between the closing of the First Tranche and the closing of the Second Tranche, we will be subject to certain customary covenants related to the operation of our business.

As a result of the closing of the Second Tranche, if approved by our stockholders, the Investor would own 34,506,040 shares of the Common Stock, representing approximately one share less than 50.0% of the voting power of the Company following the closing.  We intend to use the proceeds of the First Tranche and Second Tranche, if approved by stockholders, for transaction costs, to pay interest on existing indebtedness and for general working capital.

A Special Meeting of our Stockholders is scheduled for November 10, 2009 to approve the issuance of 27,701,852 shares of Common Stock, to Kien Huat, for consideration of $44 million pursuant to the terms of the Investment Agreement.

Net cash used in operating activities during the nine months ended September 30, 2009 was approximately $5.2 million compared to approximately $8.6 million net cash used in operating activities for the nine months ended September 30, 2008, a decrease of approximately $3.4 million.  This decrease was primarily a result of an increase in stock-based compensation of approximately $2.9 million and an increase in interest expense related to the warrants issued of approximately $564,000 during the nine months ended September 30, 2009.

Net cash used by investing activities was approximately $192,000 for nine months ended September 30, 2009 compared to net cash provided of approximately $105,000 in the corresponding period in 2008.  In 2008, we benefited from collections of restricted cash from the Racing Capital Improvement account of approximately $278,000.

Net cash provided by financing activities was approximately $6.3 million for nine months ended September 30, 2009 compared to net cash provided of approximately $5.2 million in the corresponding period in 2008.  In 2008, we benefited from the proceeds from the issuance of common stock of approximately $5.2 million and in 2009 we benefited from the proceeds from the issuance of common stock of $11.0 million and the redemption of the restricted cash account under our credit facility of approximately $467,000 offset by stock issuance costs of approximately $2.2 million and repayments of $3.2 million to our credit facility.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to market risk.  We have no significant market risk exposure to interest rate changes as all of our debt is currently financed with fixed interest rates.

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

INDEX

We carried out an evaluation as of September 30, 2009 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings.

Changes in Our Financial Reporting Internal Controls.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INDEX

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 5, 2009, we filed a declaratory judgment action against the beneficial owners of the Notes, as well as The Depository Trust Company and the Trustee, in the Supreme Court of the State of New York in Sullivan County.  In its complaint, we seek a judicial determination that (1) no Holder, as defined under the Indenture, delivered a Put Notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture prior to the close of business on July 31, 2009, and that (2) the Notes, in the full amount of $65 million, mature on July 31, 2014.  In October 2009, we entered into the Stipulation in connection with such declaratory judgment action  Pursuant to the Stipulation, we agreed to discontinue our claims against the Consenting Defendants, who represent substantially all of the outstanding principal amount of the Notes, including Plainfield, Highbridge and Whitebox, without prejudice, and Plainfield, Highbridge and Whitebox agreed to withdraw the notices of default and acceleration of the Notes that they sent to us on August 3 and August 11, 2009. The Consenting Defendants have further agreed to (i) be bound by any final non-appealable judgment with respect to the declaratory judgment sought by us against The Depository Trust Company and the Trustee, and (ii) not to commence any action or proceeding concerning the subject matter of the declaratory judgment until there has been a final non-appealable judgment with respect to the declaratory judgment sought by us.  On October 27, 2009, the Trustee filed a motion for summary judgment, seeking a determination that the Notes were properly put to us for repurchase on July 31, 2009.  We intend to file opposition papers as well as a cross motion for summary judgment, for the Court to determine that the Notes were not properly tendered for repurchase within the allotted time period under the Indenture and New York law.  We are unable to predict the length of time the Supreme Court of New York may take to ultimately resolve the pending dispute, or the length of time it will take for the Third Judicial Department of the Appellate Division, or the State of New York Court of Appeals, to issue a final, non-appealable judgment.

ITEM 1A.  RISK FACTORS

The Second Tranche may not close as anticipated.

On August 19, 2009, we entered into the Investment Agreement with Kien Huat, pursuant to which Kien Huat agreed to invest a total of $55 million in new equity capital in us in two tranches in exchange for Common Stock representing just under 50% of our voting power.  Upon the closing of the First Tranche on August 19, 2009, we issued to Kien Huat 6,804,188 shares of Common Stock, representing approximately 19.9% of the outstanding shares of Common Stock on a pre-transaction basis, for aggregate consideration of $11 million.  We expect that the Second Tranche will close during the second half of 2009, but it is possible that the Second Tranche may not close when anticipated, if at all.  The closing of the Second Tranche is conditioned upon our obtaining stockholder approval of the transaction contemplated by the Investment Agreement as well as our compliance with other requirements contained therein, including customary closing conditions.  If the Second Tranche does not close, we will not receive the additional $44 million that Kien Haut has agreed to invest in us pursuant to the Investment Agreement.  Accordingly, a delay or failure to close the Second Tranche may inhibit our ability to execute our business plan and could have a material adverse effect on our liquidity.  In addition, we cannot predict the resultant impact on our stock price if the Second Tranche does not close.

Kien Huat has the ability to exert significant influence over our operations.

Kien Huat is the beneficial holder of 6,804,188 shares of Common Stock, representing approximately 16.6% of our presently outstanding shares of Common Stock.  At a future date, subject to and following stockholder approval of the transaction and satisfaction or waiver of other customary closing conditions, we will issue to Kien Huat an additional 27,701,852 shares of Common Stock upon the closing of the Second Tranche, as a result of which Kien Huat would own approximately one share less than 50.0% of our voting power following the closing.  Additionally, under the terms of the Investment Agreement, if any option or warrant outstanding as of the closing of the Second Tranche (or, in limited circumstances, if issued after the closing of the Second Tranche) is exercised after the closing of the Second Tranche, Kien Huat will have the right (following notice of such exercise) to purchase an equal number of additional shares of our Common Stock as are issued upon such exercise at the exercise price for the applicable option or warrant.  Upon the closing of the First Tranche on August 19, 2009, Kien Huat recommended two director nominees, Au Fook Yew and G. Michael Brown, who were appointed to the Board of Directors in accordance with the terms of the Investment Agreement.  Kien Huat will also be entitled to recommend the appointment of a third director nominee upon the closing of the Second Tranche, whom we  will be required to cause to be elected or appointed to its Board of Directors, and Kien Huat will have the right to nominate one of the directors it has nominated to serve as Chairman of the Board of Directors.  Additionally, following the closing of the Second Tranche and until such time as Kien Huat ceases to own capital stock with at least 30% of our voting power outstanding at such time, the Board of Directors will be prohibited under the terms of the Investment Agreement from taking certain actions relating to fundamental transactions involving the Company and its subsidiaries and certain other matters without the affirmative vote of the directors appointed by Kien Huat.  Consequently, Kien Huat has the ability to exert significant influence over our policies and affairs, including the election of our Board of Directors and the approval of any action requiring a stockholder vote, such as amendments to our certificate of incorporation and approving mergers or sales of substantially all of our assets, as well as matters where the interests of Kien Huat may differ from the interests of our other stockholders in some respects.

INDEX

If it is determined that the right to demand repayment of the notes has been validly exercised, we may not have an immediate source of repayment for our obligations under the PAB Loan Agreement or the Notes.

Our ability to continue as a going concern is dependent upon a determination by a court of competent jurisdiction that we did not have the obligation to repay the full principal amount of $65 million due under the Notes on July 31, 2009, and/or our ability to arrange financing to fulfill our obligations under the Loan Agreement and the notes.

On June 30, 2009, pursuant to the Indenture, we furnished the written notice required to be delivered by us to the Trustee of the time and manner under which each holder could elect to require us to purchase the Notes under the Indenture.  As contemplated by the Indenture, we included with the notice the written form to be completed, signed (with signature guaranteed), and delivered by each holder of the Notes to the Trustee before close of business on July 31, 2009 to require us to purchase the Notes.  We requested, but never received, from the Trustee copies of any forms delivered to it by which any election was made for us to purchase the Notes or any part thereof.  Neither the Trustee nor any holder furnished to us any originals or copies of any such signed forms which had to be completed, signed and delivered to the Trustee by close of business on July 31, 2009 to require us to purchase the Notes.  As the forms required to be completed, signed, and delivered by July 31, 2009 were not completed, signed and delivered by then, we are not obligated to purchase and pay for any Notes before their maturity on July 31, 2014.  On August 3, 2009, we received a notice from three entities, asserting that they were beneficial holders of the Notes in an aggregate principal amount of $48,730,000, and that we were in default under the Indenture by not purchasing the Notes on July 31, 2009.  On August 5, 2009, we instituted a declaratory judgment action in the Supreme Court of the State of New York in Sullivan County (the “Court”), seeking a declaration confirming that (i) the holders of the Notes failed to properly exercise the Put Right contained in the Indenture in respect of any of the Notes and (ii) the three entities that gave the purported notice of default are not, therefore, entitled to invoke, and have not invoked, the rights and remedies available upon the occurrence of a default under the Indenture.

If the Court, or another court of competent jurisdiction, issues a non-appealable final judgment holding that the right to demand repayment of the Notes has been validly exercised, we would not have an immediate source of repayment for our obligations under the PAB Loan Agreement or the Notes.  While Kien Huat has agreed under the terms of the Investment Agreement to invest an additional $44 million in us upon the closing of the Second Tranche, there can be no assurance that the Second Tranche will close when anticipated or at all.  Moreover, it is anticipated that our current operations will not provide sufficient cash flow to repay these obligations at maturity, if we are required to do so.  A failure to have repurchased the Notes when required would result in an Event of Default under the Indenture and could result in a cross-default under the Loan Agreement.  Accordingly, our ability to continue as a going concern is dependent upon a determination that we did not have the obligation to repurchase our Notes on July 31, 2009, and/or our ability to arrange financing to fulfill our obligations under the PAB Loan Agreement and our Notes, and no assurance can be made that financing necessary to fulfill our obligations under the PAB Loan Agreement and our Notes will be available on commercially reasonable terms, if it all.

INDEX

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

Empire Resorts, Inc.

Dated: November 6, 2009	/s/ Joseph Bernstein
Joseph Bernstein
Chief Executive Officer

Dated: November 6, 2009	/s/ Joseph D’Amato
Joseph D’Amato
Chief Financial Officer