Form 10-K
period 2009-12-31
EMPIRE RESORTS INC
filed 2010-03-25
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Registrant’s telephone number, including area code: (845) 807-0001

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

The aggregate market value of the issuer’s common equity held by non-affiliates, as of June 30, 2009 was $44,976,397, based on the closing price of the registrant’s common stock on the Nasdaq Global Market.

As of March 22, 2010, there were 69,479,340 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Item 10 of Part III will be incorporated by reference to certain portions of a definitive proxy statement, which is expected to be filed by the registrant within 120 days after the close of its fiscal year.

INDEX

i

INDEX

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, about management’s current expectations.  Examples of such forward-looking statements include discussions of the expected results of various strategies.  Although we believe that our expectations are based upon reasonable assumptions, there can be no assurance that our financial goals will be realized.  Our forward-looking statements concern matters that involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from the future results, performance or achievements described or implied by such forward-looking statements.  Numerous factors may affect our actual results and may cause results to differ materially from those expressed in the forward-looking statements made by us or on our behalf.  Any statements that are not statements of historical fact may be forward-looking statements.  Among others, we have used the words, “believes,” “anticipates,” “plans,” “estimates,” and “expects” to identify forward-looking statements.  Such statements may be considered forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by these forward looking statements include, but are not limited to, the risk factors set forth in Item 1A of this Annual Report.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing.  We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

Item 1.	Business.

Overview

Empire Resorts, Inc. was organized as a Delaware corporation on March 19, 1993, and since that time has served as a holding company for various subsidiaries engaged in the hospitality and gaming industries.  As used in this Annual Report, the words “Empire,” the “Company,” “our,” “us” or “we” refer to Empire Resorts, Inc.

We currently own and operate Monticello Casino and Raceway, a video gaming machine (“VGM”) and harness horse racing facility located in Monticello, New York, 90 miles Northwest of New York City.  At Monticello Casino and Raceway, we operate 1,090 VGMs as an agent for the New York State Lottery and conduct pari-mutuel wagering through the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the world and the export simulcasting of our races to offsite pari-mutuel wagering facilities.

In the past, we have also made efforts to develop a 29.31 acre parcel of land adjacent to Monticello Casino and Raceway as the site for the development of a Class III casino and may pursue additional commercial and entertainment projects on the remaining 200 acres of land owned by the Company that encompass the site of our current gaming and racing facility.  Currently, either an agreement with a Native American tribe, together with certain necessary federal and state regulatory approvals, or an amendment to the New York State Constitution would be required for us to move forward with our efforts to develop a Class III casino.

As used herein, Class III gaming means a full casino including slot machines, on which the outcome of play is based upon randomness, and various table games including, but not limited to, poker, blackjack and craps,  and Class II gaming means a gaming facility with VGMs and no table games.  VGMs are similar to slot machines, but they are electronically controlled from a central station and the procedure for determining winners is based on algorithms that distribute wins based on fixed odds, rather than mechanical or other methods designed to produce a random outcome for each play.

INDEX

Recent Events

On August 19, 2009, we entered into that certain investment agreement (the “Investment Agreement”) with Kien Huat Realty III Limited, a corporation organized under the laws of the Isle of Man (“Kien Huat”), pursuant to which (i) we issued to the Kien Huat 6,804,188 shares of our Common Stock (the “First Tranche”), or approximately 19.9% of the outstanding shares of Common Stock on a pre-transaction basis, for aggregate consideration of $11 million, and (ii) agreed, following stockholder approval of the transaction, to issue an additional 27,701,852 shares of Common Stock to Kien Huat (the “Second Tranche”) for additional consideration of $44 million.  We held a special meeting of our stockholders on November 10, 2009, at which our stockholders approved, among other things, the issuance of shares and related proposals to facilitate the Second Tranche.  The closing of the Second Tranche occurred on November 12, 2009, at which time we issued an additional 27,701,852 shares of Common Stock to Kien Huat for consideration of $44 million in accordance with the terms of the Investment Agreement.  We have used and intend to use the proceeds of the First Tranche and the Second Tranche for transaction costs, to pay interest on existing indebtedness and for general working capital.  Such proceeds may also be used as a part of a restructuring of the Company’s capital base. The shares of Common Stock issued pursuant to the Investment Agreement have not been registered under the Securities Act.

As a result of the closing of the Second Tranche, as of November 12, 2009, Kien Huat owned 34,506,040 shares of Common Stock, representing just under 50% of our voting power.  As of the closing of the Second Tranche we had certain options and warrants outstanding.  Under the Investment Agreement, if any of such options or warrants are exercised (or any of the first one million options or warrants issued after the closing of the First Tranche to our officers and directors who held either of such positions as of July 31, 2009), Kien Huat has the right to purchase an equal number of additional shares of Common Stock as are issued upon such exercise at the exercise price for the applicable option or warrant, which right we refer to herein as the “Option Matching Right.”  Following any such purchase by Kien Huat, Kien Huat may not own more than one share less than 50% of our voting power.

Under the terms of the Investment Agreement, Kien Huat is entitled to recommend three directors whom we are required to cause to be elected or appointed to our Board of Directors (the “Board”), subject to the satisfaction of all legal and governance requirements regarding service as a member of our Board and to the reasonable approval of the Governance Committee of the Board.  Kien Huat has designated Au Fook Yew and G. Michael Brown as members of the Board pursuant to its rights under the Investment Agreement.  Kien Huat has not yet identified to the Board the third director whom it will recommend for appointment to the Board pursuant to the Investment Agreement.  Kien Huat will continue to be entitled to recommend three directors for so long as it owns at least 24% of our voting power outstanding at such time, after which the number of directors whom Kien Huat will be entitled to designate for election or appointment to the Board will be reduced proportionally to Kien Huat’s percentage of ownership.  Under the Investment Agreement, for so long as Kien Huat is entitled to designate representatives to the Board, among other things, Kien Huat will have the right to nominate one of its director designees to serve as the Chairman of the Board, and Mr. Brown has been appointed to serve as Chairman of the Board pursuant to Kien Huat’s recommendation.  Until such time as Kien Huat ceases to own capital stock with at least 30% of our voting power outstanding at such time, the Board will be prohibited under the terms of the Investment Agreement from taking certain actions relating to fundamental transactions involving us and our subsidiaries and certain other matters without the affirmative vote of the directors designated by Kien Huat.

We are seeking a judicial determination in the Supreme Court of New York, Sullivan County, against the beneficial owners of our $65 million of 5 ½% senior convertible notes (the “Notes”), as well as The Depository Trust Company and the Bank of New York Mellon Corporation (the “Trustee”) that (1) no Holder, as defined under the indenture dated July 26, 2004 (the “Indenture”), delivered an executed Put Notice, as defined under the Indenture, to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture prior to the close of business on July 31, 2009, and that (2) the three entities that gave the purported notice of default may not and have not accelerated the Notes or invoked certain other consequences of a default.  See the section of this annual report entitled “Item 3 — Legal Proceedings.”  We are unable to predict the length of time the Supreme Court of New York may take to resolve ultimately the pending dispute, or the length of time it will take for the Third Judicial Department of the Appellate Division, or the State of New York Court of Appeals, to issue a final, non-appealable judgment.  In the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised, we would not have an immediate source of funds from which to pay our obligations under the Notes, and no assurance can be made that other sources of financing will be available at such time on commercially reasonable terms, if at all, to satisfy our obligations under the Notes.  Our ability to continue as a going concern depends on our ability to fulfill our obligations with respect to our Notes. A final, non-appealable determination that we did have the obligation to repurchase the Notes on July 31, 2009, would result in our being in default under the Indenture and the holders of the Notes could require us to repurchase the Notes at par.  The Company does not currently have sufficient cash resources to make such purchase and does not anticipate generating such cash through operations in time to meet any such requirement.

INDEX

In March 2010, we entered into an agreement with Bank of America/Merrill Lynch (“BofA/ML”) to serve as our financial advisor to assist us in analyzing and structuring our efforts to effect a restructuring of our existing debt and preferred stock and to recommend possible steps to improve our liquidity. Such steps may include negotiations with the current beneficial holders of the Notes to resolve the current litigation. BofA/ML will provide advice to us on the timing, nature and terms of new securities, other consideration or other inducements to be offered to effect a restructuring.  At this time, we are unable to make any assurances as to the results of our restructuring efforts.

As part of our efforts to improve our liquidity and free cash flow, we are working to improve our operating results and cash flow from our core businesses at our wholly-owned subsidiary Monticello Raceway Management, Inc. (“Monticello Raceway Management”), which operates Monticello Casino and Raceway.  We are also exploring means of restructuring our debt, resuming our casino development efforts and seeking other growth opportunities.

In February 2008, we entered into an agreement (the “Contribution Agreement”) with Concord Associates, L.P. (“Concord”), pursuant to which we and Concord were to form a joint venture to develop, finance and construct a hotel, convention center, gaming facility and harness horseracing track on 160 acres of land located in Kiamesha Lake, New York.  For a variety of factors, including recent conditions in the financial markets, certain contingencies for the implementation of this agreement have not been able to be achieved.  Consequently, the Contribution Agreement was terminated in March 2009 as a result of the execution of a new agreement with Concord.  On March 23, 2009, we entered into an agreement (the “Concord Agreement”), with Concord, pursuant to which we (or a wholly-owned subsidiary reasonably acceptable to Concord) shall be retained by Concord Empire Raceway Corp. (“Raceway Corp.”), a subsidiary of Concord, to provide advice and general managerial oversight with respect to the operations at the harness track to be constructed at that certain parcel of land located in the Town of Thompson, New York and commonly known as the Concord Hotel and Resort (the “Concord Property”).  The Concord Agreement has a term of forty years.  The closing of the transactions contemplated by the Concord Agreement is to take place on the date that Concord or its subsidiary secures and closes on (but not necessarily funds under) financing in the minimum aggregate amount of $500 million (including existing equity) from certain third-party lenders in connection with the development of the harness track and certain gaming facilities on the Concord Property.  In the event that the closing of the Concord Agreement has not occurred on or before July 31, 2010, the Concord Agreement may be terminated by either Concord or us by written notice.  No assurance can be made that the financing required as a condition to the consummation of the transactions contemplated by the Concord Agreement will be obtained by Concord.

Monticello Casino and Raceway

Monticello Casino and Raceway began racing operations in 1958 and currently features:

•	1,090 VGMs;

•	year-round live harness horse racing;

•	year-round simulcast pari-mutuel wagering on thoroughbred and harness horse racing from across the world;

•	a 3,000-seat grandstand and a 100-seat clubhouse with retractable windows;

•	parking spaces for 2,000 cars and 10 buses;

•	a 350-seat buffet and food court with three outlets;

•	a 3,800 square foot multi-functional space used for events;

•	a large central bar and an additional clubhouse bar; and

•	an entertainment lounge with seating for 75 people.

INDEX

VGM Operations.  We currently operate a 45,000 square foot VGM facility at Monticello Casino and Raceway.  VGMs are electronic gaming devices that allow patrons to play electronic versions of various lottery games of chance and are similar in appearance and feel to traditional slot machines.  Revenues derived from our VGM operations consist of VGM revenues and related food and beverage concession revenues.  Each of the VGMs is owned by the State of New York.  By statute, for a period of five years which began on April 1, 2008, 42% of gross VGM revenue is distributed to us, which represents an increase over the prior vendor fee of 32% for the first $50 million annually, 29% for the next $100 million annually, and 26% thereafter.  Following that five-year period, 40% of the first $50 million, 29% of the next $100 million and 26% thereafter of gross VGM revenue will be distributed to us. Gross VGM revenues consist of the total amount wagered at our VGMs, less prizes awarded.   The statute also provides a vendor’s marketing allowance for racetracks operating video lottery programs of 10% on the first $100 million of net revenues generated and 8% thereafter, which represents an increase over the prior marketing allowance of 8% for the first 100 million annually, and 5% thereafter.  The legislation authorizing the implementation of VGMs at Monticello Casino and Raceway expires in 2013.

VGM activities in the State of New York are presently overseen by the Division of the Lottery of the State of New York.

Raceway Operations.  Monticello Casino and Raceway derives its racing revenue principally from:

•	wagering at Monticello Casino and Raceway on live races run at Monticello Casino and Raceway;

•	fees from wagering at out-of-state locations on races run at Monticello Casino and Raceway using export simulcasting;

•	revenue allocations, as prescribed by law, from betting activity at off-track betting facilities in the State of New York;

•	wagering at Monticello Casino and Raceway on races broadcast from out-of-state racetracks using import simulcasting; and

•	admission fees, program and racing form sales, food and beverages sales and certain other ancillary activities.

Simulcasting.  Import and, particularly, export simulcasting is an important part of Monticello Casino and Raceway’s business.  Simulcasting is the process by which a live horse race held at one facility (the “host track”) is transmitted to another location that allows its patrons to wager on that race.  Amounts wagered are then collected from each off-track betting location and combined into appropriate pools at the host track’s tote facility where the final odds and payouts are determined.  With the exception of a few holidays, Monticello Casino and Raceway offers year-round simulcast wagering from racetracks across the country, including Aqueduct, Belmont, Meadowlands Racetrack, Penn National Race Course, Turfway Park, Santa Anita Racetrack, Gulfstream Park and Saratoga Racecourse.  In addition, races of national interest, such as the Kentucky Derby, Preakness Stakes and Breeders’ Cup supplement regular simulcast programming.  Monticello Casino and Raceway also exports live broadcasts of its own races to race tracks, casinos and off-track betting facilities in the United States, Canada, Germany, Austria, South Africa, Mexico, South America and the United Kingdom.

Pari-mutuel Wagering.  Monticello Casino and Raceway’s racing revenue is derived from pari-mutuel wagering at the track and government mandated revenue allocations from certain New York State off-track betting locations.  In pari-mutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds.  The dollars wagered form a pool of funds from which winnings are paid based on odds determined by the wagering activity.  The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a “take-out” or gross commission from which the racetrack pays state and county taxes and racing purses.  Monticello Casino and Raceway’s pari-mutuel commission rates are fixed as a percentage of the total handle or amounts wagered.

INDEX

Electronic Table Games.  The Division of the Lottery of the State of New York has disclosed in public statements that it is considering permitting the expansion of gaming options at the state's existing video lottery facilities to include electronic table games. While the Division of the Lottery of the State of New York has indicated that it does not require legislation to implement these games, in January 2010, legislation was introduced in the New York State legislature to permit the expansion of gaming options at the state's existing video lottery facilities to include electronic table games.  If approved, such legislation would permit New York’s video lottery facilities, including Monticello Casino and Raceway to offer electronic versions of casino games such as roulette, baccarat and blackjack.   No assurance can be made, however, that the Division of the Lottery of the State of New York will implement these games or that such legislation will be approved or that we will otherwise be permitted to offer electronic table games.

Competitive Environment

Our gaming operations are located in the Catskills region in the State of New York, which has historically been a resort area, although its popularity declined with the growth of destinations such as Atlantic City and Las Vegas.  The opening of Empire City at Yonkers Raceway (“Yonkers Raceway”) with its Empire City Casino in Yonkers New York, approximately 90 miles from our location, has significantly intensified competition in our primary area. We compete with Yonkers and two Pennsylvania casinos located in Northeastern Pennsylvania, for guests from Orange, Duchess and Ulster Counties in New York. Our property offers fewer slot machines and amenities than our competition.  In August 2009, the New York State Lottery approved a pilot test period for us and one other New York State racino authorizing the use of tax-free VGM play for our guests. The pilot program was to last six months and the New York State Lottery was to evaluate the success of the pilot program by February 4, 2010. The use of tax-free VGM play provided us the opportunity to reward our guests based on their level of VGM play and to offer promotions that can compete with the offerings of our competitors located in Pennsylvania.  On February 4, 2010, we received authorization to continue the use of tax-free VGM play for another six months.

Located approximately 90 miles northwest of New York City, a Class III casino resort at the current Monticello Casino and Raceway site would be a shorter trip from the nation’s most populous metropolitan area than either Atlantic City or any regional Native American casino, including Foxwoods and Mohegan Sun in Connecticut.  There are approximately 18.4 million adults who live within 100 miles of the Catskills area, an area where household income averages approximately $76,000.  Specifically, Monticello Casino and Raceway is directly adjacent to Highway 17, has highly visible signage and convenient access, and is less than 1,000 feet from the highway’s exit.

While we currently face intense competition within the gaming industry in the northeastern United States, which is increasingly run by multinational corporations or Native American tribes that have numerous competitive advantages over us, we believe that our proximity to the New York City metropolitan area would strengthen our position within our market if we are able to develop a Class III casino and/or other commercial and entertainment projects.  The development of a Class III casino, however, would require either an amendment to the New York State Constitution to permit Class III casino gaming or an agreement with a Native American tribe for the development of a Class III casino, together with certain necessary federal and state regulatory approvals.  Accordingly, there can be no assurance that we will be successful in developing such projects in the foreseeable future or at all.

Development

Concord Management Agreement

On March 23, 2009, we entered into the Concord Agreement, with Concord, pursuant to which we (or a wholly-owned subsidiary reasonably acceptable to Concord) shall be retained by Raceway Corp., a subsidiary of Concord, to provide advice and general managerial oversight with respect to the operations at a harness horse racing facility (the “Track”) to be constructed at the Concord Property.  The Concord Agreement has a term of forty years.  The closing of the transactions contemplated by the Concord Agreement is to take place on the date that Concord or its subsidiary secures and closes on (but not necessarily funds under) financing in the minimum aggregate amount of $500 million (including existing equity) from certain third-party lenders in connection with the development of the Track and certain gaming facilities (the “Concord Gaming Facilities”) on the Concord Property.

INDEX

Under the terms of the Concord Agreement, if the Track and Concord Gaming Facilities commence operations, we are to receive an annual management fee in the amount of $2 million, subject to adjustment, and an annual fee in the amount of two percent of the total revenue wagered with respect to video gaming machines and/or other alternative gaming located at the Concord Property, net of certain fees and payouts (the “Adjusted Gross Gaming Revenue Payment”).  In the event that the Adjusted Gross Gaming Revenue Payment paid to us is less than $2 million per annum, Concord is to guaranty and pay to us the difference between $2 million and the Adjusted Gross Gaming Revenue Payment distributed to us with respect to such calendar year. In addition, upon a sale or other voluntary transfer of the Concord Gaming Facilities to any person or entity who is not an affiliate of Concord (the “Buyer”), Raceway Corp. may terminate the Concord Agreement upon payment to us of $25 million; provided, that the Buyer shall enter into an agreement with us whereby the Buyer shall agree to pay the greater of (i) the Adjusted Gross Gaming Revenue Payment or (ii) $2 million per annum to us for the duration of the Term of the Concord Agreement.

In the event that the closing of the transactions contemplated by the Concord Agreement has not occurred on or before July 31, 2010, the Concord Agreement may be terminated by either Concord or us by written notice.  No assurance can be made that the financing required as a condition to the consummation of the transactions contemplated by the Concord Agreement will be obtained by Concord.

Class III Casino Development

We have identified 29.31 acres of land adjacent to Monticello Casino and Raceway for the development of a Class III casino.  A Class III casino resort at Monticello Casino and Raceway, as planned, is expected to feature between 70,000 to 80,000 square feet of gaming space with 2,000 slot machines and 100 table games, restaurants, bars and other amenities consistent with such a facility.

The 29.31-acre site has already received zoning and site plan approval for the proposed Class III casino.  However, the construction plans are only in a preliminary stage and are subject to additional approvals by relevant government authorities.  Currently, we are not permitted to operate a Class III casino at Monticello Casino and Raceway because Class III casino gaming, other than Native American gaming, is not allowed in New York.  In order for the Company to own and operate a Class III casino at Monticello Casino and Raceway, therefore, an amendment to the New York State Constitution to permit Class III casino gaming would need to be passed or we would need to enter into an agreement with a Native American tribe for the development of such a Class III casino.  In order to be amended to permit Class III casino gaming, the New York State Constitution requires the passage of legislation in two consecutive legislative sessions and then passage of the majority of the state's voters in a statewide referendum.  Previous legislation to amend the New York State Constitution to permit Class III casino gaming did not obtain the required approval of two consecutive legislative sessions.  However, new legislation has been introduced in both the Senate and Assembly, which if passed by two successive legislative sessions, would provide for the statewide referendum required to amend the Constitution to permit casino gaming in Sullivan County.  If we enter into an agreement with a Native American tribe for the development of a Class III casino, we would be required to sell the 29.31 acre site to a federally recognized Native American Tribe and obtain certain federal and state regulatory approvals, including the approval of any management or related agreements between the Company and the Tribe.

We have been working to develop a Class III casino with various Native American tribes beginning in 1996.   This process requires certain determinations to be made by the Department of Interior, a concurrence by the governor of New York State, and completion of federal environmental reviews.  During this process, in April 2000, the St. Regis Mohawk Tribe received the required two-part determination necessary to conduct gaming activities on newly acquired land.  On February 19, 2007, the Governor of New York issued his concurrence with regard to this April 2000 Secretarial Determination that found that the request of the St. Regis Mohawk Tribe to take 29.31 acres into trust for the purpose of building a Class III gaming facility to be located at Monticello Casino and Raceway, in accordance with the Indian Gaming Regulatory Act of 1988, as amended (the “Land-to-Trust Transfer”) would be in the St. Regis Mohawk Tribe’s and its members’ best interest and would not be detrimental to the surrounding communities.  In addition to the concurrence, the Governor also signed an amendment to the gaming compact between the St. Regis Mohawk Tribe and New York State pursuant to which New York State would receive 20% of slot-machine revenues for the first two years after the St. Regis Mohawk Tribe’s Class III casino to be located at Monticello Casino and Raceway opens, 23% for the next two years and 25% thereafter.  On December 21, 2006, the St. Regis Mohawk Tribe received a letter from James E. Cason of the Bureau of Indian Affairs (the “BIA”) stating that the St. Regis Mohawk Tribe’s Final Environmental Assessment for the project had been deemed sufficient, that an Environmental Impact Study would not be required and that a formal Finding of No Significant Impact (“FONSI”) related to the proposed federal action approving the Land-to-Trust Transfer had been issued.

INDEX

We were advised, however, that on January 4, 2008, the St. Regis Mohawk Tribe received a letter from James E. Cason of the BIA denying the St. Regis Mohawk Tribe's request to take 29.31 acres into trust for the purpose of building a Class III gaming facility to be located at Monticello Casino and Raceway, in accordance with the Indian Gaming Regulatory Act of 1988, as amended.  The request was apparently denied based upon newly-issued guidance concerning regulations promulgated under the Indian Gaming Regulatory Act of 1988, as amended, relating to the need of the St. Regis Mohawk Tribe for additional land, the purposes for which the land would be used, and the distance of the land from the St. Regis Mohawk Tribe’s reservation.

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

On January 30, 2010, the St. Regis Mohawk Tribe held a referendum vote to authorize the Nation to proceed with the development of a Class III casino off its reservation. The members of the St. Regis Mohawk Tribe indicated, by a vote of 538 - 371, that they support the tribe pursuing off-reservation gaming in the Catskills region of the State of New York.  News reports during the past eighteen months have indicated that the BIA is reevaluating the “guidance” under which the January 4, 2008 decision, with respect to the St. Regis Mohawk’s Tribe request to take our 29.31 acre site located at Monticello Casino and Raceway into trust, was made and might also rescind certain actions taken under that guidance.  We have been advised by the St. Regis Mohawk Tribe that they have not received sufficient information to warrant formal consideration on its part concerning the matter.  No assurance can be given that the BIA will rescind its prior actions as a whole or in part, that any such action will permit the reinstatement of the application of the St. Regis Mohawk Tribe or that, even if such actions were to be rescinded, St. Regis Mohawk or the Company would seek to resume the joint effort to develop a Class III casino on the 29.31 acre site.

Competition

Monticello Casino and Raceway

Generally, Monticello Casino and Raceway does not compete directly with other harness racing tracks in New York State for live racing patrons.  However, Monticello Casino and Raceway does face intense competition for off-track wagering at numerous gaming sites within the State of New York and the surrounding region.  The inability to compete with larger purses for the races at Monticello Casino and Raceway has been a significant limitation on its ability to compete for off-track wagering revenues.

INDEX

In New York, the primary competition for Monticello Casino and Raceway is expected to be from two racetracks located within the New York City metropolitan area, Yonkers Raceway and Aqueduct Racetrack.  In February 2010, the Governor of New York announced a preferred developer and operator for the Aqueduct Raceway, Aqueduct Entertainment Group (“AEG”).  There were conditions placed on the award of this license that must be satisfied in thirty days, including the payment of a $300 million upfront fee.  In March 2010, AEG was disqualified and the offer to develop Aqueduct Raceway was rescinded.  At this time, it is uncertain when the VGM facility at Aqueduct Racetrack will be constructed and opened, or what steps the representatives of the New York State Government will take to select a suitable developer and operator for Aqueduct Raceway.  In addition, proposals have been made for the implementation of a similar program at Belmont Park. From time to time, New Jersey has reviewed options to place slot machines in various locations including the Meadowlands Racetrack. Due to its budget deficit, New Jersey is again looking at options for both its casinos located in Atlantic City and possibly at video lottery facilities at racetracks to increase its share of gaming taxes and to support its distressed horseracing and breeding industries.

In January 2010, the Pennsylvania legislature authorized and its Governor approved table games in its existing casino facilities. The bill authorizes all table games, including blackjack, craps, roulette, baccarat, and poker at thoroughbred and harness racetracks with slot-machine facilities and stand-alone slot-machine parlors. In addition, the bill authorized the granting of credit to guests of the Pennsylvania casinos. We currently anticipate that table games will be operational in Pennsylvania’s casinos in the latter part of the third or beginning of the fourth quarter of this year. Both Pennsylvania casinos that we compete against have indicated their commitment to install and offer table games at their facility. This bill augmented the legislation passed in July 2004, whereby Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state.  As of March 2010, there were nine casinos in operation within Pennsylvania, with seven located at racing tracks.  One such development is the Mohegan Sun at Pocono Downs, which has approximately 2,500 slot machines.  The Mohegan Sun at Pocono Downs opened in January 2007 in Wilkes-Barre, Pennsylvania, approximately 75 miles southwest of Monticello.  In addition, in October 2007, the Mount Airy Casino Resort opened with approximately 2,500 slot machines, a hotel, spa and a golf course.  The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello.

Competing Casinos and Proposed Casino Projects

In Atlantic City there are currently 11 casino hotels. Several of these casino hotels are in bankruptcy, and the overall gaming market has been adversely impacted by the opening of casinos in the Philadelphia and northeastern portion of Pennsylvania (five in total).

In February 1992, the Mashantucket Pequot Nation opened Foxwoods Resorts Casino, a casino hotel facility in Ledyard, Connecticut (located in the far eastern portion of such state), an approximately two and one-half hour drive from New York City and an approximately two and one-half hour drive from Boston, Massachusetts, which currently offers 24-hour gaming and contains approximately 7,400 slot machines, 380 table games and over 1,400 rooms and suites, 26 restaurants, 19 retail stores, entertainment and a year-round golf course.  In addition, a high-speed ferry operates seasonally between New York City and Foxwoods Resort and Casino.  The Mashantucket Pequot Nation has also announced plans for a high-speed train linking Foxwoods Resort and Casino to the interstate highway and an airport outside Providence, Rhode Island.

In December 2006, the Mashantucket Pequot Nation announced that they had signed agreements with a major casino company, MGM Mirage, to collaborate on a major destination hotel/casino resort adjacent to the existing Foxwoods facility and other development activities.  The new facility is known as the “MGM Grand at Foxwoods” and opened in 2008 and operates under a long term licensing agreement

In October 1996, the Mohegan Nation opened the Mohegan Sun casino in Uncasville, Connecticut, located 10 miles from Foxwoods Resort and Casino. The Mohegan Sun casino has approximately 6,400 slot machines and 300 table games, off-track betting, bingo, 30 food and beverage outlets, and retail stores and completed the first phase of an expansion project that included a 115,000 square foot casino, a 10,000 seat arena, 40 retail shops, dining venues and two additional parking garages, accommodating up to 5,000 cars, in September 2001.  The second phase included a 1,200-guest room, 34-story tower hotel with convention facilities and a spa, which opened in the summer of 2002.

INDEX

In 2001, the New York State Legislature and the New York State Governor authorized the building of three Native American casinos in the Catskills region of the State of New York.  In November of 2004, a number of Native American tribes entered into agreements with the State of New York with respect to land claims against the State.  These agreements require state and federal legislation to be enacted in order to implement their provisions.  Recent court decisions have adversely affected the likelihood of such legislation being adopted.

The Stockbridge Munsee Band of Mohicans currently located in Wisconsin and asserting aboriginal roots in New York State, applied to have lands taken into trust for a Class III Native American casino in the Catskills region of the State of New York.  Their partner, Trading Cove Associates, Inc., developers of the successful Mohegan Sun casino in Connecticut, has purchased an option on 300 acres as a potential site on which to build a $600 million hotel and casino on a site approximately 5 miles east of Monticello Casino and Raceway. In November 2004, the Stockbridge Munsee Band of Mohicans entered into an Agreement of Settlement and Compromise to resolve certain land claims against the State of New York.  In return, the State of New York agreed to negotiate and enter into a mutually satisfactory gaming compact (subject to the review and approval of the Secretary of Interior of the United States) that would authorize the Stockbridge Munsee Band of Mohicans to operate a Class III gaming facility in the Catskills region of the State of New York and to fully support all regulatory approvals required for such facility.  In January 2008, the Stockbridge Munsee Band of Mohicans’ land-into-trust application to the BIA with respect to the land in New York was rejected. However, it has been reported that with the recent election of President Obama and the appointment of a new Secretary of Interior, the Stockbridge Munsee Band of Mohicans will be seeking reconsideration of their application under existing regulations.  New York Senator Schumer has expressed support for such reconsideration.

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

In recent months, other New York based federally recognized Native American tribes or tribes with historical ties to New York have expressed interest in operating casinos in the Catskills region of the State of New York.  The Oneida Nation of New York and the Seneca Nation currently operate Class III casinos in Western New York.  In July 1993, the Oneida Nation of New York opened “Turning Stone,” a casino featuring 24-hour table gaming and electronic gaming machines with approximately 90,000 square feet of gaming space, near Syracuse, New York.  In October 1997, the facility expanded to include a hotel, expanded gaming facilities, a golf course and a convention center. Turning Stone is completing an additional expansion consisting of 50,000 square feet of gaming space, additional hotel rooms, additional golf courses and a water park. The Seneca Nation completed its negotiations with New York State and, on January 1, 2003, opened a casino in Niagara Falls, New York.  The casino offers full Las Vegas style gambling with slot machines and table games. Although the Oneida Nation and the Seneca Nation have expressed interest in operating a casino in the Catskills region of the State of New York and have been engaged in preliminary development work, only the Seneca Nation has acquired land in fee in Sullivan County.  A press statement issued by the tribe in January 2009 indicates the Seneca Nation will seek to have the land taken in trust or restricted status to qualify the land as “Indian land”.  The Indian Gaming Regulatory Act of 1988 requires land acquired after 1988 to be qualified as Indian land if such land is intended for gaming.

There are a number of groups seeking to become federally-recognized Native American tribes in order to be granted the right to operate casinos near the New York metropolitan area.  There have been periodic proposals for locating a Native American casino in the City of Bridgeport, Connecticut.  Should a federally-recognized tribe be successful in doing so, it would have an economic impact on any casinos in the Catskills region of the State of New York since Bridgeport is close to a large portion of the New York metropolitan area.  In addition, the Shinnecock Indian Nation, a state-recognized Native American tribe, has expressed its interest in building a casino in Southampton, New York or at another location in downstate New York. On December 15, 2009, the Shinnecock received preliminary federal recognition.  Once federally recognized, the Shinnecock would immediately have the right to build a Class II casino on their 800-acre reservation in Southampton, New York, but the Shinnecock have expressed a desire to develop a casino closer to New York City.

INDEX

Legislation permitting other forms of casino gaming is proposed, from time to time, in various states, including those bordering the State of New York.  Six states have legalized riverboat gambling while others are considering its approval. Several states are also considering, or have approved, large-scale land-based VGM operations based at their state’s racetracks.  The business and operations of Monticello Casino and Raceway could be adversely affected by such competition, particularly if casino and/or video gaming is permitted in jurisdictions close to New York City.  Currently, casino gaming, other than Native American gaming, is not allowed in New York, Connecticut or in areas of New Jersey outside of Atlantic City.  However, proposals were introduced to expand legalized gaming in each of those locations.

Employees

As of March 22, 2010, our subsidiaries and we employed approximately 319 people.

Website Access

The Company's website address is www.empireresorts.com. The Company's filings with the Securities and Exchange Commission ("SEC") are available at no cost on its website as soon as practicable after the filing of such reports with the SEC.

Item 1A.	Risk Factors.

Risks Related To Our Business

If a court of competent jurisdiction determines that the right to demand repayment of the Notes has been validly exercised, we may not have an immediate source of repayment for our obligations under the Notes.

Our ability to continue as a going concern is dependent upon our ability to fulfill our obligations with respect to the Notes.

On June 30, 2009, pursuant to the Indenture governing the Notes, we furnished the written notice required to be delivered by us to the Trustee of the Notes under the Indenture, of the time and manner under which each Holder could elect to require us to purchase the Notes under the Indenture.  As contemplated by the Indenture, we included with the notice the written form to be completed, signed (with signature guaranteed), and delivered by each Holder of the Notes to the Trustee before close of business on July 31, 2009 to require us to purchase the Notes.  We requested, but never received, from the Trustee copies of any forms delivered to it by which any election was made for us to purchase the Notes or any part thereof.  Neither the Trustee nor any Holder furnished to us any originals or copies of any such signed forms which had to be completed, signed and delivered to the Trustee by close of business on July 31, 2009 to require us to purchase the Notes.  Because the forms required to be completed, signed, and delivered by July 31, 2009 were not completed, signed and delivered by then, we do not believe that we are obligated to purchase and pay for any Notes before their maturity on July 31, 2014.  On August 3, 2009, we received a notice from three entities, asserting that they were beneficial holders of the Notes in an aggregate principal amount of $48,730,000, and that we were in default under the Indenture by not purchasing the Notes on July 31, 2009.  On August 5, 2009, we instituted a declaratory judgment action in the Supreme Court of the State of New York in Sullivan County (the “Court”), seeking a declaration confirming that (i) the Holders of the Notes failed to properly exercise the put rights contained in the Indenture in respect of any of the Notes and (ii) the three entities that gave the purported notice of default are not, therefore, entitled to invoke, and have not invoked, the rights and remedies available upon the occurrence of a default under the Indenture, including accelerating the Notes. See the section of this annual report entitled “Item 3 — Legal Proceedings.”

INDEX

If the Court, or another court of competent jurisdiction, issues a non-appealable final judgment holding that the right to demand repayment of the Notes has been validly exercised, we would not have an immediate source of repayment for our obligations under the Notes.  Neither the remaining proceeds of the $55 million in new equity capital invested in the Company by Kien Huat nor cash flow generated by our current operations is anticipated to be sufficient to repurchase the Notes in full, if we are required to do so.  A failure to repurchase the Notes when required would result in an event of default under the Indenture and could result in a cross-default under any other credit agreement to which we may be a party at such time.  Accordingly, our ability to continue as a going concern is dependent upon a determination that we did not have the obligation to repurchase the Notes on July 31, 2009, and/or our ability to arrange financing to fulfill our obligations under the Notes, and no assurance can be made that financing necessary to fulfill our obligations under the Notes will be available on commercially reasonable terms, if it all.

Our Independent Registered Public Accounting Firm has issued a “going concern” opinion raising substantial doubt about our financial viability

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern depends on our ability to fulfill our obligations with respect to our Notes.  In addition, we have continuing net losses and negative cash flows from operating activities.  These conditions raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.  These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated March 24, 2010 regarding their concerns about our ability to continue as a going concern.  Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

We may require additional financing in order to develop any projects and we may be unable to meet our future capital requirements and execute our business strategy.

Because we are unable to generate sufficient cash from our operations, we may be forced to rely on external financing to develop any future projects and to meet future capital and operating requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. The capital requirements depend upon several factors, including the rate of market acceptance, our ability to expand our customer base and increase revenues, our level of expenditures for marketing and sales, purchases of equipment and other factors. If the capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We can make no assurance that financing will be available in amounts or on acceptable terms or within the limitations contained in the Indenture governing the Notes, if at all.

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

If revenues and operating income from our operations at Monticello Casino and Raceway do not increase or if we are unable to develop a Class III casino, it could adversely affect our ability to service our outstanding debt.

Our ability to service the Notes will depend upon the performance of our VGM and racing facilities, and our ability to successfully develop and manage a Class III casino at the location of our current operations.

There can be no assurance that our operations will draw sufficiently large crowds to Monticello Casino and Raceway to increase local wagering to the point that we will realize a profit.  The operations and placement of our VGMs, including the layout and distribution, are under the jurisdiction of the New York State Lottery and the program contemplates that a significant share of the responsibility for marketing the program will be borne by the New York State Lottery.  The New York State Lottery is not required to make decisions that we feel are in our best interest and, as a consequence, the profitability of our VGM operations may not reach the levels that we believe to be feasible or may be slower than expected in reaching those levels.  Our VGM operations have historically been insufficient to service our debt, as we were only permitted to retain 32% of the first $50 million of our VGM revenue, 29% of the next $100 million of our VGM revenue and 26% of our VGM gross revenue in excess of $150 million. Although new legislation was passed in 2008 that increased our share of VGM revenue, no assurance can be given that such increased revenue will be sufficient to support our ability to service our outstanding debt.  Moreover, the legislation authorizing the implementation of VGMs at Monticello Casino and Raceway expires in 2013, prior to the stated maturity of the Notes, and no assurance can be given that the authorizing legislation will be extended beyond this period.  Similarly, the development of a Class III casino is subject to many regulatory, competitive, economic and business risks beyond our control, and there can be no assurance that it will be developed in a timely manner, or at all.  Any failure in this regard could have a material adverse impact on our operations and our ability to service our debt obligations.

INDEX

As a holding company, we are dependent on the operations of our subsidiaries to pay dividends or make distributions in order to generate internal cash flow.

We are a holding company with no revenue generating operations.  Consequently, our ability to meet our working capital requirements, to service our debt obligations (including under the Notes), depends on the earnings and the distribution of funds from our subsidiaries.  There can be no assurance that these subsidiaries will generate enough revenue to make cash distributions in an amount necessary for us to satisfy our working capital requirements or our obligations under the Notes.  In addition, these subsidiaries may enter into contracts that limit or prohibit their ability to pay dividends or make distributions.  Should our subsidiaries be unable to pay dividends or make distributions, our ability to meet our ongoing obligations would be jeopardized.  Specifically, without the payment of dividends or the making of distributions, we would be unable to pay our employees, accounting professionals or legal professionals, all of whom we rely on to manage our operations, ensure regulatory compliance and sustain our public company status.

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

Licenses that we and our officers, directors and principal stockholders are subject to generally expire after a relatively short period of time and thus require frequent renewals and reevaluations.  Obtaining these licenses in the first place, and for purposes of renewals, normally involves receiving a subjective determination of “suitability.”  A finding of unsuitability could lead to a material loss of investment by either us or our stockholders, as it would require divestiture of one’s direct or indirect interest in a gaming operator that conducts business in the licensing jurisdiction making the determination of unsuitability.  Consequently, should we or any stockholder ever be found to be unsuitable by the federal government, the State of New York or any Native American tribe with which we may seek to develop a Class III casino, to own a direct or indirect interest in a company with gaming operations, we or such stockholder, as the case may be, could be forced to liquidate all interests in that entity.  Should either we or such stockholder be forced to liquidate these interests within a relatively short period of time, we or such stockholder would likely be forced to sell at a discount, causing a material loss of investment value.

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

INDEX

We received a letter from the New York State Racing and Wagering Board on January 5, 2010, requesting updated information about our plans to divest Bryanston Group and its affiliates of their remaining interests in us.  In response, we have informed the New York State Racing and Wagering Board that we are in the process of engaging an investment banking firm to explore our options with respect to the restructuring of our debt and other obligations, including our Series E Preferred Stock.  According to the terms of our Series E Preferred Stock, we have the option to redeem these shares at a price of $10 per share plus all accrued and unpaid dividends.  The cost of redeeming these shares, as of December 31, 2009, was approximately $27.1 million.  We may not be able to obtain sufficient financing in amounts or on terms that are acceptable to us in order to redeem all of these shares, should this be required.

The gaming industry in the northeastern United States is highly competitive, with many of our competitors better known and better financed than us.

The gaming industry in the northeastern United States is highly competitive and increasingly run by multinational corporations or Native American tribes that enjoy widespread name recognition, established brand loyalty, decades of casino operation experience and a diverse portfolio of gaming assets.  Atlantic City, the second most popular gaming destination in the United States, with more than 10 full service hotel casinos, is approximately a two hour drive from New York City, the highly popular Foxwoods Resort and Casino and the Mohegan Sun casino are each only two and a half hour drives from New York City.  Harrah’s Entertainment, Inc., a large gaming company, Trading Cove Associates, Inc., the developers of the Mohegan Sun casino, Rotate Black Inc., a resort and gaming corporation, and the Wisconsin Oneidas have each previously announced plans to develop Native American casinos on properties that are near Monticello Casino and Raceway.  Additionally, on July 4, 2004, the Commonwealth of Pennsylvania enacted a law allowing for the operation of up to 61,000 slot machines at 14 locations.  Pursuant to this law, slot machine facilities could be developed within 30 miles of Monticello Casino and Raceway that would compete directly with our VGMs. One such development, the Mohegan Sun at Pocono Downs, opened in January 2007 in Wilkes-Barre, Pennsylvania, approximately 75 miles southwest of Monticello.  In addition, in October 2007, the Mount Airy Casino Resort opened with approximately 2,500 slot machines, a hotel and a golf course.  The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello. Furthermore, new legislation enacted by the Commonwealth of Pennsylvania on January 7, 2010 permits tables games such as blackjack, poker and roulette at existing slot machine casinos in Pennsylvania. Under this new law, thoroughbred and harness racetracks with slot-machine facilities and stand-alone slot-machine parlors will be permitted to table games, such as blackjack, poker and roulette.  The development of new casinos and slot machine facilities and the introduction of table games at existing harness racetracks and casinos in Pennsylvania will likely increase the degree of competition within our market and may have an adverse effect on our business and future operating performance.  Moreover, a number of well financed Native American tribes and gaming entrepreneurs are presently seeking to develop casinos in New York and Connecticut in areas that are 90 miles from New York City such as Bridgeport, Connecticut and Southampton, New York.  In addition, we face competition for our VGMs from Yonkers Raceway and Aqueduct Racetrack, both of which are located closer to New York City than our facility.  Yonkers Raceway re-opened during the fourth quarter of 2006.  It is uncertain at this time as to when Aqueduct Racetrack may open with a new VGM facility.  In addition, proposals have been made for the implementation of a similar program at Belmont Park and in New Jersey, which would include a facility at the Meadowlands Racetrack.  In contrast, we have limited financial resources and currently operate only a harness horse racing facility and VGMs in Monticello, New York, which is approximately a one and a half hour drive from New York City.  No assurance can be given that we will be able to compete successfully with the established Atlantic City casinos, existing and proposed regional Native American casinos, slot machine facilities and table games facilities in Pennsylvania or New Jersey, competing VGM facilities at Yonkers Raceway and Aqueduct Racetrack or the casinos proposed to be developed by Harrah’s Entertainment, Inc., Trading Cove Associates, Inc., Rotate Black Inc. and the Wisconsin Oneidas in the Catskills region of the State of New York for gaming customers.

INDEX

The continuing decline in the popularity of horse racing and increasing competition in simulcasting could adversely impact the business of Monticello Casino and Raceway.

Since the mid-1980s, there has been a general decline in the number of people attending and wagering at live horse races at North American racetracks due to a number of factors, including increased competition from other forms of gaming, unwillingness of customers to travel a significant distance to racetracks and the increasing availability of off-track wagering.  The declining attendance at live horse racing events has prompted racetracks to rely increasingly on revenues from inter-track, off-track and account wagering markets.  The industry-wide focus on inter-track, off-track and account wagering markets has increased competition among racetracks for outlets to simulcast their live races.  A continued decrease in attendance at live events and in on-track wagering, as well as increased competition in the inter-track, off-track and account wagering markets, could lead to a decrease in the amount wagered at Monticello Casino and Raceway.  Our business plan anticipates the possibility of Monticello Casino and Raceway attracting new customers to its racetrack wagering operations through VGM operations and potential Class III casino development in order to offset the general decline in raceway attendance.  However, even if the numerous arrangements, approvals and legislative changes necessary for Class III casino development occur, Monticello Casino and Raceway may not be able to maintain profitable operations.  Public tastes are unpredictable and subject to change.  Any further decline in interest in horse racing or any change in public tastes may adversely affect Monticello Casino and Raceway’s revenues and, therefore, limit its ability to make a positive contribution to our results.

The filing by the New York City Off-Track Betting Corporation (“NY OTB”) for protection under Chapter 9 of the United States bankruptcy code could prevent us from collecting on the receivables owed to us by the NY OTB and cause a reduction in future revenue to be received from NY OTB, which could have an adverse effect on our results of operations.

On December 3, 2009, the NY OTB filed for protection under Chapter 9 of the United States bankruptcy code.  The Chapter 9 reorganization may allow the NY OTB to delay and potentially reduce payment of its existing debts.  As a result of the NY OTB’s Chapter 9 reorganization filing, an allowance for doubtful accounts has been recorded for all such receivables deemed uncollectible by us as of December 31, 2009.  In addition, NY OTB may seek to reduce or eliminate certain payments that they are currently required to pay to us, which, if reduced or eliminated, would negatively impact our results of operations.

We depend on our key personnel and the loss of their services would adversely affect our operations and our failure to replace our Chief Financial Officer with an individual with the required level of experience and expertise in a timely manner could have an adverse impact on our operations and business strategy.

If we are unable to maintain our key personnel and attract new employees with high levels of expertise in those gaming areas in which we propose to engage, without unreasonably increasing our labor costs, the execution of our business strategy may be hindered and our growth limited.  We believe that our success is largely dependent on the continued employment of our senior management and the hiring of strategic key personnel at reasonable costs.  If any of our current senior managers were unable or unwilling to continue in his or her present position, or we were unable to attract a sufficient number of qualified employees at reasonable rates, our business, results of operations and financial condition will be materially adversely affected.  On December 31, 2009, the term of our employment agreement, dated June 1, 2009, with Joseph E. Bernstein expired in accordance with its terms.  As a result of the expiration of his employment agreement, Mr. Bernstein ceased to serve as our Chief Executive Officer.  On December 24, 2009, our Board appointed Joseph A. D’Amato, who also serves as our Chief Financial Officer, to replace Mr. Bernstein as Chief Executive Officer effective January 1, 2010.  We are seeking to hire a successor to replace Mr. D’Amato as our Chief Financial Officer and pending such replacement, Mr. D’Amato has agreed to serve as both Chief Executive Officer and Chief Financial Officer.  Competition for qualified executives is intense and we can give no assurance that we will be able to hire a qualified replacement with the required level of experience and expertise for Mr. D’Amato’s position as Chief Financial Officer. Additionally, recruiting and hiring a replacement for this position could divert the attention of other senior management and increase our operating expenses.  In the event that we are unable to hire a new Chief Financial Officer to replace Mr. D’Amato in a timely manner, there can be no assurance that Mr. D’Amato will be able to continue to successfully perform the duties of both the Chief Executive Officer and Chief Financial Officer positions.  Therefore, our future performance will depend on our ability to recruit and retain an individual to serve as our Chief Financial Officer and our business could suffer if we are not able to attract a qualified replacement in a timely manner.

INDEX

Substantial leverage and debt service obligations may adversely affect our cash flow, financial condition and results of operations.

As a result of the issuance of the Notes in the principal amount of $65 million, our debt service obligations increased substantially. We may be unable to repay $65 million if determined judicially that purported beneficial owners of the Notes have properly ‘put’ their Notes on July 31, 2009.  While we are actively pursuing additional financing sources, there can be no assurance that we will be able to obtain financing on acceptable terms, or at all.

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

 Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. Our business might not continue to generate cash flow at or above current levels. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things, to:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness, including the Notes; or

•	sell selected assets.

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

Because we are unable to generate sufficient cash from our operations, we will be forced to rely on external financing to develop a Class III casino or other projects and to meet future capital and operating requirements.  Any projections of future cash needs and cash flows are subject to substantial uncertainty.  Our capital requirements depend upon several factors, including the rate of market acceptance, our ability to expand our customer base and increase revenues, our level of expenditures for marketing and sales, purchases of equipment and other factors.  If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated.  We can make no assurance that financing will be available in amounts or on terms acceptable to us or within the limitations contained in the Indenture governing the Notes, if at all.  Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of Common Stock, and debt financing, if available, may involve restrictive covenants which could restrict our operations or finances.  If we cannot raise funds, if needed, on acceptable terms, we may be required to delay, scale back or eliminate some of our expansion and development goals related to the Class III casino projects and we may not be able to continue our operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements which could negatively impact our business, operating results and financial condition.

INDEX

In addition, the construction of a Native American Class III casino may depend upon the ability of a Native American tribe with which we may seek to develop a Class III casino resort to obtain financing for the project.  In order to assist such tribe to obtain any such financing, we, or one of our subsidiaries, may be required to guarantee the tribe’s debt obligations.  Any guarantees by us or one of our subsidiaries or similar off-balance sheet liabilities, if any, will increase our potential exposure in the event of a default by the tribe. Our Indenture would not currently permit us to guarantee such financing.

Currently, Class III casino gaming, other than Native American gaming, is not allowed in New York.  There can be no assurance that the required amendment to the New York State Constitution will be passed in order to allow Class III casino gaming, other than Native American gaming, in a timely manner, or at all.

Currently, we are not permitted to operate a Class III casino at Monticello Casino and Raceway because Class III casino gaming, other than Native American gaming, is not allowed in New York.  In order to operate a Class III casino at Monticello Casino and Raceway, an amendment to the New York State Constitution to permit Class III casino gaming would need to be passed or we would need to enter into an agreement with a Native American tribe for the development of such a Class III casino.  In order to be amended to permit Class III casino gaming, the New York State Constitution requires the passage of legislation in two consecutive legislative sessions and then passage of the majority of the state's voters in a statewide referendum.  There can be no assurance given that an amendment to the New York State Constitution to permit Class III casino gaming will be passed in a timely manner, or at all.

We currently do not have a development and management agreement with the St. Regis Mohawk Tribe or any other Native American tribe for the development of a Class III casino resort and we may not be able to enter into such an agreement on terms favorable to us, or at all.  In addition, such a transaction with a Native American tribe for the development of a Class III casino resort will be subject to various federal and state regulatory approvals.

On December 31, 2007, the Second Amended and Restated Land Purchase Agreement by and between St. Regis Mohawk Gaming Authority and Monticello Raceway Management, dated as of December 1, 2005, as amended, and the related agreements, expired by their terms.  On January 4, 2008, the St. Regis Mohawk Tribe received a letter from the BIA denying its request to take 29.31 acres into trust for the purpose of building a Class III gaming facility to be located at Monticello Casino and Raceway, in accordance with the Indian Gaming Regulatory Act of 1988, as amended.  As a result, we no longer have a development and management agreement with a Native American tribe for the development of a Class III casino resort.  The St. Regis Mohawk Tribe’s Election Board issued a press release on January 30, 2010 announcing the results of a referendum of its members pursuant to which the members of the St. Regis Mohawk Tribe indicated, by a vote of 538 - 371, that they support the tribe pursuing off-reservation gaming in the Catskills region of the State of New York.  Nevertheless, there can be no assurance that we will be able to enter into agreements with the St. Regis Mohawk Tribe or any other Native American tribe for the development of a Class III casino resort on the land that we own at Monticello Casino and Raceway on terms favorable to us, or at all.

Native American casinos in New York are regulated extensively by federal, state and tribal regulatory bodies, including the National Indian Gaming Commission (“NIGC”) and agencies of the State of New York.  Consequently, a transaction with a Native American tribe for the development of a Class III casino resort will be subject to various federal and state regulatory approvals.  For example, any agreement that we may enter into a Native American tribe will not be effective to allow us to commence the development or management of a gaming facility until a management agreement is first approved by the NIGC.  In addition, a Native American tribe cannot lawfully engage in Class III gaming in the Catskills region of the State of New York unless such tribe and the Governor for the State of New York enter into a Class III gaming compact for such gaming that is approved or deemed approved by the Secretary of the Interior.  Such gaming compacts generally will not be entered into until the appropriate land has been taken into trust by the United States for the benefit of such tribe.  No assurance can be given that such land will be taken into trust or that any required approvals will be obtained on terms acceptable to us or at all.

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

We believe that the fact that a FONSI was issued to the St. Regis Mohawk Tribe with respect to the 29.31 acres of land at Monticello Casino and Raceway, stating that the St. Regis Mohawk Tribe’s Final Environmental Assessment for the project had been deemed sufficient, that an Environmental Impact Study would not be required and that the fact that a formal FONSI related to the proposed federal action approving the Land-to-Trust Transfer was issued to the Tribe could significantly improve our chances of and expedite the process with respect to the potential future development of a Native American Class III casino resort on such land with the St. Regis Mohawk Tribe or with any other Native American tribe with which we may seek to develop a Class III casino resort.  On February 16, 2007, however, the St. Regis Mohawk Tribe received a copy of a complaint filed in the United States District Court for the Southern District of New York in the case of Sullivan County Farm Bureau, Catskill Center for Conservation and Development, Inc., Orange Environment, Inc. and Natural Resources Defense Council v. United States Department of the Interior, Dirk Kempthorne, in his official capacity as Secretary of the Interior, James E. Cason, in his official capacity as Associate Deputy Secretary of the Interior and Acting Assistant Secretary of the Interior for Indian Affairs and BIA.  The claim alleges that the BIA violated the National Environmental Policy Act and the Administrative Procedure Act by issuing the FONSI without requiring an environmental impact statement under the National Environmental Policy Act.  The plaintiffs sought an order requiring the preparation of an environmental impact statement prior to Department of the Interior’s granting final approvals for the proposed St. Regis Mohawk Casino at Monticello Casino and Raceway and prior to the Department of the Interior’s causing the transfer of the subject land into federal trust.   If a full environmental impact statement were required, this could result in significant delays to developing a Native American Class III casino.  Moreover, the costs involved in obtaining a full environmental impact statement are significant.

Because of the unique status of Native American tribes, our ability to successfully develop and manage a Native American Class III casino would be subject to unique risks.

Native American tribes are sovereign nations and possess the inherent power to adopt laws and regulate matters within their jurisdiction.  For example, tribes are generally immune from suit and other legal processes unless they waive such immunity.  Gaming at a Class III casino developed by a Native American tribe will be operated on behalf of such tribe’s government, and that government is subject to changes in leadership or governmental policies, varying political interests, and pressures from the tribe’s individual members, any of which may conflict with our interests.  Thus, disputes between us and any such Native American tribe may arise.  It is possible that we may be required to seek enforcement of our rights in a court or other dispute resolution forum of the tribe, instead of state or federal courts or arbitration.  Until a gaming facility management agreement has been approved by the NIGC and by the relevant Native American tribe, the operative provisions of that agreement will not be valid or binding on the applicable tribe, and under relevant federal court precedent, it is likely that any other agreements with such tribe will also be inoperative until such gaming facility management agreement has been approved by the NIGC.

Native American gaming is also governed by unique laws, regulations and requirements arising from the Indian Gaming Regulatory Act of 1988, as amended, any applicable Class III gaming compact, and gaming laws of the applicable Native American tribe, and certain federal Native American law statutes or judicial principles.  A number of examples exist where Native American tribes have been successful in obtaining determinations that management-related contracts (including development or consulting contracts) were void as a result of the application of the unique provisions of these laws.  For all of the foregoing and other reasons, we may encounter difficulties in successfully developing and managing a Native American Class III casino with a Native American tribe.  Several companies with gaming experience that have tried to become involved in the management and/or development of Native American Class III casinos have been unsuccessful.  Due to the unique challenges associated with Native American gaming, no assurance can be given that we will be able to avoid the pitfalls that have befallen other companies in their efforts to develop successful Native American gaming operations.

INDEX

The value of the conversion right associated with the Notes may be substantially lessened or eliminated if we are party to a merger, consolidation or other similar transaction.

If we are party to a consolidation, merger or binding share exchange or transfer or lease of all or substantially all of our assets pursuant to which shares of our Common Stock are converted into cash, securities or other property, at the effective time of the transaction, the right to convert the Notes into shares of our Common Stock will be changed into a right to convert the Note into the kind and amount of cash, securities or other property which the holder would have received if the holder had converted its Notes immediately prior to the transaction. This change could substantially lessen or eliminate the value of the conversion privilege associated with the Notes in the future. For example, if we were acquired in a cash merger, each Note would become convertible solely into cash and would no longer be convertible into securities whose value would vary depending on our future prospects and other factors.

Risk Relating to Our Ownership Structure

Stockholders’ ability to influence corporate decisions may be limited because our major stockholders own a large percentage of our Common Stock.

 Kien Huat is the beneficial holder of 34,800,892 shares of our Common Stock, representing approximately 50.3% of our presently outstanding shares of our Common Stock or just less than 50.0% of our voting power.  Additionally, under the terms of the Investment Agreement, if any option or warrant outstanding as of November 12, 2009, the date of the final closing of the Investment Agreement, (or, in limited circumstances, if issued after such date) is exercised, Kien Huat has the right (following notice of such exercise) to purchase an equal number of additional shares of our Common Stock as are issued upon such exercise at the exercise price for the applicable option or warrant.  Under the terms of the Investment Agreement, Kien Huat is also entitled to recommend three directors whom we are required to cause to be elected or appointed to our Board, subject to the satisfaction of all legal and governance requirements regarding service as a director and to the reasonable approval of the Governance Committee of the Board.  Kien Huat has designated Au Fook Yew and G. Michael Brown as members of the Board pursuant to its rights under the Investment Agreement.  Kien Huat has not yet identified to the Board the third director whom it is entitled to recommend for appointment to the Board pursuant to the Investment Agreement.  Kien Huat will continue to be entitled to recommend three directors for so long as it owns at least 24% of our voting power outstanding at such time, after which the number of directors whom Kien Huat will be entitled to designate for election or appointment to the Board will be reduced proportionally to Kien Huat’s percentage of ownership.  Under the Investment Agreement, for so long as Kien Huat is entitled to designate representatives to the Board, among other things, Kien Huat will have the right to nominate one of its director designees to serve as the Chairman of the Board, and Mr. Brown has been appointed to serve as Chairman of the Board pursuant to Kien Huat’s recommendation.  Until such time as Kien Huat ceases to own capital stock with at least 30% of our voting power outstanding at such time, the Board will be prohibited under the terms of the Investment Agreement from taking certain actions relating to fundamental transactions involving us and our subsidiaries and certain other matters without the affirmative vote of the directors designated by Kien Huat.  Consequently, Kien Huat has the ability to exert significant influence over our policies and affairs, including the election of our Board and the approval of any action requiring a stockholder vote, such as approving amendments to our certificate of incorporation and mergers or sales of substantially all of our assets, as well as other matters where the interests of Kien Huat may differ from the interests of our other stockholders in some respects, which may lead to stockholder votes that are inconsistent with other stockholders’ best interests or the best interest of us as a whole.  This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

INDEX

Factors Affecting the Market Value of our Common Stock

The market price of our Common Stock is volatile, leading to the possibility of its value being depressed at a time when our stockholders want to sell their holdings.

The market price of our Common Stock has in the past been, and may in the future continue to be, volatile.  For instance, between January 1, 2008 and March 22, 2010, the closing bid price of our Common Stock has ranged between $4.51 and $0.40 per share.  A variety of events may cause the market price of our Common Stock to fluctuate significantly, including but not necessarily limited to:

•	quarter to quarter variations in operating results;

•	adverse news announcements; and

•	market conditions for the gaming industry.

In addition, the stock market in recent years has experienced significant price and volume fluctuations.  This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance.  These market fluctuations may adversely affect the price of our Common Stock and other interests in the Company at a time when our stockholders want to sell their interest in us.

In addition, future sales of significant amounts of shares held by Kien Huat, or the perception that such sales may occur, could adversely affect the market price of our Common Stock. Kien Huat’s stock ownership may also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Certain provisions of our certificate of incorporation and bylaws as well as our stockholder rights plan discourage unsolicited takeover proposals and could prevent stockholders from realizing a premium return on their investment in our Common Stock.

Our Board is divided into three classes, with each class constituting one-third of the total number of directors and the members of each class serving staggered three-year terms.  This classification of the Board makes it more difficult for our stockholders to change the composition of the Board because only a minority of the directors can be elected at once.  The classification provisions could also discourage a third party from accumulating our stock or attempting to obtain control of us, even though this attempt might be beneficial to us and some, or a majority, of our stockholders.  Accordingly, under certain circumstances our stockholders could be deprived of opportunities to sell their shares of Common Stock at a higher price than might otherwise be available.  In addition, pursuant to our certificate of incorporation, our Board has the authority, without further action by the stockholders, to issue up to 3,130,045 shares of preferred stock on such terms and with such rights, preferences and designations, including, without limitation, restricting dividends on our Common Stock, dilution of our Common Stock’s voting power and impairing the liquidation rights of the holders of our Common Stock, as the Board may determine.  Issuance of such preferred stock, depending upon its rights, preferences and designations, may also have the effect of delaying, deterring or preventing a change in control.  Our stockholder rights agreement, the triggering of which would cause substantial dilution to any person or group attempting to acquire our company on terms not approved in advance by our Board could also discourage or prevent a takeover of us or changes in our management, even if an acquisition or such changes would be beneficial to our stockholders. This may have a negative effect on the market price of our Common Stock.

Future sales of shares of our Common Stock in the public market or the conversion of the Notes could adversely affect the trading price of shares of our Common Stock, the value of the Notes and our ability to raise funds in new stock offerings.

Future sales of substantial amounts of shares of our Common Stock in the public market, the conversion of the Notes into shares of our Common Stock, or the perception that such sales or conversion are likely to occur, could affect prevailing trading prices of our Common Stock and, as a result, the value of the Notes.  As of March 22, 2010, we had 69,479,340 shares of Common Stock outstanding.  Because the Notes generally are initially convertible into shares of our Common Stock only at a conversion price in excess of the recent trading price, a decline in our Common Stock price may cause the value of the Notes to decline.  In addition, due to this dilution, the existence of the Notes may encourage trading strategies involving the Notes and our Common Stock, including short selling by market participants, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale.  Furthermore, we may be required to issue additional shares of our Common Stock to Kien Huat pursuant to the Option Matching Rights under the Investment Agreement at less than the then-existing market price, which could reduce the price per share of shares held by existing stockholders.

INDEX

At December 31, 2009, we had outstanding options to purchase an aggregate of 8,080,342 shares of our Common Stock, warrants to purchase an aggregate of 111,111 shares of our Common Stock and Option Matching Rights to purchase an aggregate of 7,441,453 shares of our Common Stock at weighted average exercise prices of $3.00 per share, $0.01 per share and $2.91 per share, respectively.  If the holders of these options, warrants or Option Matching Rights were to exercise their options, warrants and/or matching rights and attempt to sell a substantial amount of the shares issued to them upon such exercise at once, the market price of our Common Stock would likely decline.  Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their shares and investors to “short” the stock.  As each of these events would cause the number of shares of our Common Stock being offered for sale to increase, the Common Stock’s market price would likely further decline.  All of these events could combine to make it very difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

General Business Risks

Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations and cash flows.

The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and the recent economic recession that has affected the U.S. and global economies, the tightened credit markets and eroded consumer confidence had a negative impact on overall trends in the gaming industry in 2009.  Discretionary consumer spending habits have been adversely affected by the recent economic crisis and the actual or perceived fear of the extent of the recession could lead to further decrease in spending by our customers.  We cannot predict at what level these negative trends will continue, worsen or improve and the ultimate impact it will have on our future results of operations. The continued weakness in our market and the deterioration of the broader global economy would have a material adverse effect on our industry and our business, including our revenues, profitability, operating results and cash flow.

Moreover, to the extent we do not generate sufficient cash flows from operations, we may need to incur additional indebtedness to finance our plans for growth or make scheduled payments on or to refinance our obligations under the Notes.  Recent turmoil in the credit markets and the resulting impact on the liquidity of certain large financial institutions has had, and may continue to have, an effect through the U.S. economy, including limiting access to credit markets for certain borrowers at reasonable rates.  Due to the recent instability and existing uncertainty in the credit markets, we may be unable to incur additional indebtedness to fund our business strategy or refinance our Notes, in the public or private markets, on terms we believe to be reasonable, if at all.

Terrorism and the Uncertainty of War May Harm Our Operating Results.

The terrorist attacks of September 11, 2001 and the after-effects (including the prospects for more terror attacks in the United States and abroad), combined with recent economic trends and the U.S.-led military action in Afghanistan and Iraq had a negative impact on various regions of the United States and on a wide range of industries, including, in particular, the hospitality industry.  In particular, the terrorist attacks, as well as the United States war on terrorism, may have an unpredictable effect on general economic conditions and may harm our future results of operations as they may engender apprehension in people who would otherwise be inclined to travel to destination resort areas like the Catskills region of the State of New York.  Moreover, in the future, fears of recession, war and additional acts of terrorism may continue to impact the U.S. economy and could negatively impact our business.

INDEX

We are subject to greater risks than a geographically diverse company.

Our proposed operations are limited to the Catskills region of the State of New York, which has been affected by a decades long decline in economic conditions.  As a result, in addition to our susceptibility to adverse global and domestic economic, political and business conditions, any economic downturn in the region could have a material adverse effect on our operations.  An economic downturn would likely cause a decline in the disposable income of consumers in the region, which could result in a decrease in the number of patrons at our proposed facilities, the frequency of their visits and the average amount that they would be willing to spend at the proposed Class III casino.  We are subject to greater risks than more geographically diversified gaming or resort operations and may continue to be subject to these risks upon completion of our expansion projects, including:

•	a downturn in national, regional or local economic conditions;

•
an increase in competition in New York State or the northeastern United States and Canada, particularly for day-trip patrons residing in New York State, including as a result of recent legislation permitting new Native American Class III casinos and VGMs at certain racetracks and other locations in New York, Connecticut and Pennsylvania;

•	impeded access due to road construction or closures of primary access routes; and

•	adverse weather and natural and other disasters in the northeastern United States.

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

Currently, our operations are located at a facility in Monticello, New York and our proposed Class III casino will be located in the same general geographic area.  Although this area is not prone to earthquakes, floods, tornados, fires or other natural disasters, the occurrence of any of these events or any other cause of material disruption in our operation could have a material adverse effect on our business, financial condition and operating results.  Moreover, although we do maintain insurance customary for our industry, including a policy with $10 million limit of coverage for the perils of flood and earthquake, we cannot ensure that this coverage will be sufficient in the event of one of the disasters mentioned above.

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

INDEX

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

The BIA, through its denial on January 4, 2008 of the St. Regis Mohawk Tribe's request to take 29.31 acres into trust for the purpose of building a Class III gaming facility to be located at Monticello Casino and Raceway, in accordance with the Indian Gaming Regulatory Act of 1988, as amended, as well as its denial of other proposed off-reservation casinos, was based, in part, of its opinion that the casinos were not within a reasonable commuting distance from the reservations.  While the basis of the denial, the newly promulgated “commutability rule,” is reported to be under review by the U.S. Department of the Interior, no assurance can be made that the BIA will change its position.  The current position of the BIA will likely have an adverse effect on the ability of companies to develop off-reservation Native American gaming operations.

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

Monticello Land

Our primary asset, which is held in fee by Monticello Raceway Management, our wholly owned subsidiary, is a 232 acre parcel of land in Monticello, New York.  Facilities at the site include Monticello Casino and Raceway, which includes a 3,000-seat enclosed grandstand, a clubhouse bar, pari-mutuel wagering facilities (including simulcasting), a paddock, exterior barns and related facilities for the horses, drivers, and trainers.  In addition, our VGM operation is conducted in the renovated lower level of the grandstand portion of Monticello Casino and Raceway, which includes a gaming floor with a central bar and lounge and a separate high stakes VGM area, a 350-seat buffet and food court with three outlets, employee changing areas, storage and maintenance facilities, surveillance and security facilities and systems, cashier’s cage and accounting and marketing areas, as well as parking areas for cars and buses.

Of these 232 acres of land, we have identified a 29.31-acre parcel of land for the development of a Class III casino if either Class III casino gaming is legalized in the State of New York or if we enter into an agreement with a Native American tribe for and obtain the necessary approvals in connection with the development of such a Class III casino.  This site was subjected to the New York State Environmental Quality Review Act (“SEQRA”) with the completion of extensive reviews in developing an Environmental Impact Statement issued March 10, 1998, with a 2003 SEQRA update of information and confirmation of the validity of the findings issued by the Village of Monticello Planning Board, issued on July 22, 2005.  If we pursue the development of a Class III casino with a Native American tribe, the parcel of land is to be conveyed to the United States of America to be held in trust for the benefit of a Native American tribe following the BIA’s approval of such transfer and its authorization to use such land for Class II and Class III gaming. We may also be required to enter in an agreement with such Native American tribe pursuant to which, among other things, we will agree not to use such property for any purpose other than Class II or Class III gaming, and activities incidental to gaming such as the operation of entertainment, parking, restaurant or retail facilities.

INDEX

The Trustee under the Indenture for the benefit of the holders of the Notes has the benefit of a mortgage recorded with respect to such security interest on the Monticello property for the benefit of the holders of the Notes.  This security interest shall terminate upon satisfaction of all of our obligations under the Notes.

Item 3.	Legal Proceedings.

Empire Resorts, Inc. v. The Bank of New York Mellon Corporation and The Depository Trust Company

On August 5, 2009, we filed a declaratory judgment action against the beneficial owners of the Notes, as well as The Depository Trust Company and the Trustee, in the Supreme Court of the State of New York in Sullivan County (the “Action”).  In the complaint, we seek a judicial determination that (1) no Holder, as defined under the Indenture, delivered a Put Notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture prior to the close of business on July 31, 2009, and that (2) Plainfield Special Solutions Master Fund Limited (“Plainfield”), Highbridge International LLC (“Highbridge”) and Whitebox Advisors LLC (“Whitebox”) may not and have not accelerated the Notes or invoked certain other consequences of a default.  In October 2009, we entered into a stipulation in connection with the Action.  Pursuant to the stipulation, we agreed to discontinue our claims against all beneficial owners of the Notes who executed the stipulation (the “Consenting Defendants”), who represent substantially all of the outstanding principal amount of the Notes, including Plainfield, Highbridge and Whitebox, without prejudice, and Plainfield, Highbridge and Whitebox agreed to withdraw the notices of default and acceleration of the Notes that they sent to us on August 3 and August 11, 2009. The Consenting Defendants have further agreed to (i) be bound by any final non-appealable judgment with respect to the declaratory judgment sought by us against The Depository Trust Company and the Trustee, and (ii) not to commence any action or proceeding concerning the subject matter of the declaratory judgment until there has been a final non-appealable judgment with respect to the declaratory judgment sought by us.

On October 16, 2009, the Trustee and The Depository Trust Company answered the complaint, denying that we are entitled to the determination sought in the Action.  On October 27, 2009, the Trustee and The Depository Trust Company filed a motion for summary judgment, seeking a determination that the Notes were properly put to us for repurchase on July 31, 2009. On December 3, 2009, we filed opposition papers and a cross-motion for summary judgment, requesting that the Court determine that the Holders of the Notes have failed to properly exercise any option to require that we repurchase the Notes by reason of a Holder put right exercisable prior to the close of business on July 31, 2009, and, as a consequence, that we are not in default of the Indenture.

On November 5, 2009, the Trustee filed (i) an amended answer, (ii) a counterclaim against us and (iii) a third party complaint against Alpha Monticello, Inc., Alpha Casino Management Inc., Monticello Raceway Development, Monticello Casino Management, Mohawk Management, LLC, and Monticello Raceway Management, as guarantors of our obligation under the Notes. The amended answer again denied that we are entitled to the determinations which we seek in the Action.  The counterclaim and third party complaint seek (a) a declaration that we are in default under the Indenture for failure to repurchase the Notes upon the purported exercise of the Holders’ put right under the Indenture and that the Trustee has properly accelerated the Notes in accordance with the terms of the Indenture, and (b) damages, including all unpaid principal and interest on the Notes, prejudgment interest and costs and expenses in bringing the action, including attorney’s fees.  On February 1, 2010, the Company and the Guarantors filed a reply to the counterclaim and answer to the third party complaint denying liability and asserting certain affirmative defenses.

We are unable to predict the length of time the Supreme Court of New York may take to resolve the pending motions and cross-motion for summary judgment or to ultimately resolve the pending dispute, or the length of time it will take for the Third Judicial Department of the Appellate Division, or the State of New York Court of Appeals, to issue a final, non-appealable judgment.  In the event that a final non-appealable ruling is issued declaring that the right to demand repurchase of the Notes had been validly exercised, we would not have an immediate source of funds from which to pay our obligations under the Notes, and no assurance can be made that other sources of financing will be available at such time on commercially reasonable terms, if at all, to satisfy our obligations under the Notes.

INDEX

Empire Resorts, Inc. v. Joseph E. Bernstein

On January 7, 2010, we filed a complaint against Joseph E. Bernstein, our former Chief Executive Officer, in the United States District Court for the Southern District of New York.  In the complaint, we are seeking injunctive relief, unspecified monetary damages and a judgment declaring that Mr. Bernstein is bound by the non-competition restrictions in his employment agreement. Prior to the expiration of his employment agreement, Mr. Bernstein had made numerous financial demands on us.  After we refused his demands, Mr. Bernstein issued a 17-page letter to the New York State Racing and Wagering Board making numerous accusations against us and certain of our directors (the “R&W Letter”), which we maintain are false and baseless.  In the R&W Letter, Mr. Bernstein reveals our confidential and proprietary information and discloses confidential attorney-client privileged communications.  We are cooperating fully with the New York State Racing and Wagering Board with respect to their investigation into this matter.  We are seeking relief from Mr. Bernstein for his alleged: (i) breach of his employment agreement caused by his dissemination of our confidential information in contravention of the terms of the employment agreement as a result of his widespread dissemination of the R&W Letter, (ii) breach of his fiduciary duties to us caused by his improper use of and dissemination of the R&W Letter, (iii) violation of his good faith and loyalty obligations to us as a result of, among other things, disclosing confidential information and attorney-client privileged information of us as a result of his dissemination of the R&W Letter, and (iv) tortious interference with prospective business relations caused by Mr. Bernstein’s attempted interference with our business relations with the St. Regis Mohawk Tribe.  Prior to issuance of the R&W Letter, we received a letter from Mr. Bernstein’s counsel alleging that we breached Mr. Bernstein’s employment agreement and summarizing Mr. Bernstein’s claims against the Company.  As of the date hereof, Mr. Bernstein has not asserted any claims against us in court.

Other Proceedings

We are a party from time to time to various other legal actions that arise in the normal course of business.  In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	(Removed and Reserved).

INDEX

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Performance Graph

Company/Index	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Empire Resorts, Inc.	$100.00	$66.37	$77.76	$30.58	$9.78	$18.92
NASDAQ Market Index	$100.00	$102.20	$112.68	$124.57	$74.71	$108.56
Hemscott Group Index	$100.00	$97.69	$152.83	$172.62	$31.02	$24.10
Morningstar Industry Index	$100.00	$92.03	$135.18	$149.76	$29.23	$20.91

Assumes $100 invested on December 31, 2004 in the Company’s Common Stock, the NASDAQ Market Index, the Hemscott Group Index and the Morningstar Industry Index.

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

INDEX

	High	Low
Year ended December 31, 2008
First Quarter	$3.43	$0.86
Second Quarter	4.66	1.36
Third Quarter	4.25	2.02
Fourth Quarter	3.00	0.88

Year ended December 31, 2009
First Quarter	$1.85	$0.40
Second Quarter	2.79	0.75
Third Quarter	3.97	1.50
Fourth Quarter	3.59	1.80

Holders

According to Continental Stock Transfer & Trust Company, there were approximately 219 holders of record of our Common Stock at March 22, 2010.

Dividends

During the past two fiscal years, we did not declare or pay any cash dividends with respect to our Common Stock and we do not anticipate declaring any cash dividends on our Common Stock in the foreseeable future.  We intend to retain all future earnings for use in the development of our business.  In addition, the payment of cash dividends to the holders of our Common Stock is restricted by undeclared dividends on our Series E preferred stock.  We have accumulated unpaid Series E preferred dividends of approximately $9.8 million as of December 31, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2009 with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,030,342	$2.96	2,058,466
Equity compensation plans not approved by security holders	50,000	8.53	--
Total	8,080,342	$3.00	2,058,466

INDEX

Item 6.	Selected Financial Data.

The following selected financial information is qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected consolidated income statement data for the years ended December 31, 2009, 2008 and 2007 and the selected consolidated balance sheet data as of December 31, 2009 and 2008 are derived from our audited consolidated financial statements which are included elsewhere herein. The selected consolidated income statement data for the years ended December 31, 2006 and 2005 and the selected consolidated balance sheet data as of December 31, 2007, 2006 and 2005 are derived from our audited consolidated financial statements not included herein.

STATEMENTS OF OPERATIONS DATA	(All dollar amounts in thousands, except per share data)
	Years ended December 31,
	2009	2008	2007	2006	2005
NET REVENUES	$67,634	$68,551	$77,300	$100,873	$89,124
Operating costs and expenses, including depreciation	71,805	73,266	83,537	101,489	88,063
Impairment loss – deferred development costs *	---	---	12,822	---	14,291
LOSS FROM OPERATIONS	(4,171)	(4,715)	(19,059)	(616)	(13,230)
NET LOSS	(10,575)	(10,609)	(24,649)	(7,076)	(18,527)
Undeclared dividends on preferred stock	(1,551)	(1,551)	(1,551)	(1,551)	(1,551)
NET LOSS APPLICABLE TO COMMON SHARES	$(12,126)	$(12,160)	$(26,200)	$(8,627)	$(20,078)
Loss per common share, basic and diluted	$(0.30)	$(0.38)	$(0.89)	$(0.32)	$(0.77)

OTHER FINANCIAL DATA:
Capital Expenditures	$187	$277	$339	$320	$1,967

BALANCE SHEET DATA:
Cash and cash equivalents	$50,080	$9,687	$15,008	$9,471	$6,992
Total assets	89,421	49,096	54,199	60,564	57,245
Debt payable within one year	65,000	72,617	---	---	---
Long-term debt	---	---	72,617	72,617	72,476
Proceeds from exercise of stock options, Option Matching Rights and sale of common stock	55,277	5,191	18,932	1,166	283
Total stockholders’ equity (deficit)	15,548	(32,371)	(28,077)	(25,723)	(27,215)

*           Impairment loss represents the write-off of costs associated with efforts to develop Native American casinos in New York State.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Our ability to continue as a going concern depends on our ability to fulfill our obligations with respect to our $65 million of Notes.  In addition, we have continuing net losses and negative cash flows from operating activities.  These conditions raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.  These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated March 24, 2010 regarding their concerns about our ability to continue as a going concern.

INDEX

We are seeking a judicial determination in the Supreme Court of New York, Sullivan County, against the beneficial owners of the Notes, as well as the Trustee that (1) no Holder, as defined under the Indenture governing the Notes delivered an executed Put Notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture prior to the close of business on July 31, 2009, and that (2) the three entities that gave the purported notice of default may not and have not accelerated the Notes or invoked certain other consequences of a default.  See the section of this annual report entitled “Item 3 — Legal Proceedings.”  We are unable to predict the length of time the Supreme Court of New York may take to ultimately resolve the pending dispute, or the length of time it will take for the Third Judicial Department of the Appellate Division, or the State of New York Court of Appeals, to issue a final, non-appealable judgment.  In the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised, we would not have an immediate source of funds from which to pay our obligations under the Notes, and no assurance can be made that other sources of financing will be available at such time on commercially reasonable terms, if at all, to satisfy our obligations under the Notes.

In March 2010, we entered into an agreement with BofA/ML to serve as our financial advisor to assist us in analyzing and structuring our efforts to effect a restructuring of our existing debt and preferred stock and to recommend possible steps to improve our liquidity. Such steps may include negotiations with the current beneficial holders of the Notes to resolve the current litigation. BofA/ML will provide advice to us on the timing, nature and terms of new securities, other consideration or other inducements to be offered to effect a restructuring.  At this time, we are unable to make any assurances as to the results of our restructuring efforts.

As part of our strategic plan to improve our liquidity and free cash flow, we are committed to improving our operating results and cash flow from our core businesses at our wholly-owned subsidiary Monticello Raceway Management, which operates Monticello Casino and Raceway, restructuring our debt, and seeking other growth opportunities.

On August 19, 2009, we entered into the Investment Agreement with Kien Huat pursuant to which (i) we issued to the Kien Huat 6,804,188 shares of our Common Stock in the First Tranche, or approximately 19.9% of the outstanding shares of Common Stock on a pre-transaction basis, for aggregate consideration of $11 million, and (ii) agreed, following stockholder approval of the transaction, to issue an additional 27,701,852 shares of Common Stock to Kien Huat in the Second Tranche for additional consideration of $44 million.  We held a special meeting of our stockholders on November 10, 2009, at which our stockholders approved, among other things, the issuance of shares and related proposals to facilitate the Second Tranche.  The closing of the Second Tranche occurred on November 12, 2009, at which time we issued an additional 27,701,852 shares of Common Stock to Kien Huat for consideration of $44 million in accordance with the terms of the Investment Agreement.  We have used and intend to use the proceeds of the First Tranche and the Second Tranche for transaction costs, to pay interest on existing indebtedness and for general working capital.  Such proceeds may also be used as a part of a restructuring of the Company’s capital base.  The shares of Common Stock issued pursuant to the Investment Agreement have not been registered under the Securities Act.

As a result of the closing of the Second Tranche, as of November 12, 2009, Kien Huat owned 34,506,040 shares of Common Stock, representing just under 50% of our voting power.  As of the closing of the Second Tranche we had certain options and warrants outstanding.  Under the Investment Agreement, if any  of such options or warrants are exercised (or any of the first one million options or warrants issued after the closing of the First Tranche to our officers and directors who held either of such positions as of July 31, 2009), Kien Huat has the right to purchase an equal number of additional shares of Common Stock as are issued upon such exercise at the exercise price for the applicable option or warrant.  Following any such purchase by Kien Huat, Kien Huat may not own more than one share less than 50% of our voting power.

INDEX

Overview

We were organized as a Delaware corporation on March 19, 1993, and since that time has served as a holding company for various subsidiaries engaged in the hospitality and gaming industries.

Through our wholly-owned subsidiary, Monticello Raceway Management, we currently own and operate Monticello Casino and Raceway, a VGM and harness horseracing facility located in Monticello, New York, 90 miles Northwest of New York City.  At Monticello Casino and Raceway, we currently operate 1,090 VGMs as an agent for the New York State Lottery and conduct pari-mutuel wagering through the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and the export simulcasting of our races to offsite pari-mutuel wagering facilities.

We are concentrating on improving our cash flow at our current operation at Monticello Raceway Management and restructuring our balance sheet with the infusion of new capital from Kien Huat.  We have an agreement, subject to certain conditions, with Raceway Corp., a subsidiary of Concord, to provide advice and general managerial oversight with respect to the operations at a harness to be constructed at that certain parcel of land located in the Town of Thompson, New York and commonly known as the Concord Hotel and Resort, which agreement may be terminated by either party in the event that the closing of the transaction contemplated by such agreement has not occurred on or before July 31, 2010.  No assurance can be given that the conditions to the closing of the transaction will be satisfied in order to complete the transaction, as planned.

We have been working since 1996 to develop a Class III casino on a site 29.31 acre owned by us adjacent to our Monticello, New York facility.  As used herein, Class III gaming means a full casino including slot machines, on which the outcome of play is based upon randomness, and various table games including, but not limited to, poker, blackjack and craps.  Initially, this effort was pursued through agreements with various Native American tribes.  Our most recent efforts were with the St. Regis Mohawk Tribe.  We were advised, however, that on January 4, 2008, the St. Regis Mohawk Tribe received a letter from the BIA denying the St. Regis Mohawk Tribe’s request to take 29.31 acres into trust for the purpose of building a Class III gaming facility to be located at Monticello Casino and Raceway.  The basis for the denial, a newly promulgated “commutability rule,” is reported to be under review by the U.S. Department of the Interior.

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

Off-Balance Sheet Arrangements

On January 12, 2004, in order to better focus on the implementation of the New York State Lottery’s VGM program and the development of other gaming operations at Monticello Casino and Raceway, all claims relating to certain litigation against parties alleged to have interfered with Catskill Development, L.L.C.’s relations with the St. Regis Mohawk Tribe, along with the rights to any proceeds from any judgment or settlement that may arise from such litigation, were transferred to a grantor trust (the “Litigation Trust”) in which our common stockholders of record immediately before the consolidation’s closing were provided a 19.75% interest, with the members of Catskill Development, L.L.C. and Monticello Raceway Development immediately before the consolidation’s closing owning the remaining 80.25%.  We separately entered into an agreement with the grantor trust pursuant to which we agreed to provide the Litigation Trust with a $2.5 million line of credit to finance the litigation.

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

INDEX

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and judgments related to the application of certain accounting policies.

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

We consider our policies for revenue recognition to be critical due to the continuously evolving standards and industry practice related to revenue recognition, changes which could materially impact the way we report revenues. Accounting polices related to: point loyalty program, accounts receivable, impairment of long-lived assets, stock-based compensation, fair value and income taxes are also considered to be critical as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies, and our procedures related to these policies, are described in detail below.

Revenue recognition. Revenues represent (i) the net win from VGMs, (ii) revenues from pari-mutuel wagering earned from live harness racing and simulcast signals from other tracks and (iii) food and beverage sales and other miscellaneous income. Revenue from the VGM operations is the difference between the amount wagered by bettors and the amount paid out to bettors and is referred to as the net win. The net win is included in the amount recorded in our consolidated financial statements as gaming revenue. We report incentives related to VGM play and points earned in loyalty programs as a reduction of gaming revenue. We recognize revenues from pari-mutuel wagering earned from live harness racing and simulcast signals from other tracks, before deductions of such related expenses as purses, stakes and awards. Some elements of the racing revenues from Off-track Betting Corporations (“OTBs”) are recognized as collected, due to uncertainty and timing of payments.

We currently have a point loyalty program for our VGM customers, which allows them to earn points based on the volume of their VGM activity. The estimated redemption value of points earned by customers is recorded as an expense in the period the points are earned. We estimate the amount of points which will be redeemed and record the estimated redemption value of those points as a reduction from revenue in promotional allowances. The factors included in this estimation process include an overall redemption rate, the cost of awards to be offered and the mix of cash, goods and services for which the points will be redeemed. We use historical data to estimate these amounts.

Accounts Receivable.  Accounts receivable are stated at the amount we expect to collect. If needed, an allowance for doubtful accounts is recorded based on information on specific accounts. Accounts are considered past due or delinquent based on contractual terms and how recently payments have been received and judgment of collectability. In the normal course of business, we settle wagers for other racetracks and are exposed to credit risk.  These wagers are included in accounts receivable.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Stock-Based Compensation.  The cost of all share-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date.  The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant.  The fair value of restricted stock awards is equal to the market price of our Common Stock on the date of grant.  The fair value of share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant.  All unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans is expected to be recognized over a period of three years. This expected cost does not include the impact of any future stock-based compensation awards.

INDEX

Fair value.  In the first quarter of 2008, we adopted the Fair Value Measurements and Disclosure standard issued by Financial Accounting Standards Board (“FASB”) for financial assets and liabilities and elected the deferral option available for one year for non-financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  On January 1, 2009, we adopted the remaining provisions as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis.  The adoption of the remaining provisions did not materially impact our consolidated financial statements.  As permitted in 2008, we chose not to elect the fair value option as prescribed by FASB, for our financial assets and liabilities that had not been previously carried at fair value.  Our financial instruments are comprised of current assets and current liabilities, which include the Notes at December 31, 2009.  Current assets and current liabilities approximate fair value due to their short term nature.

Income Taxes. We apply the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates for the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. A hypothetical 10% decrease in our deferred tax valuation allowance will result in an income tax benefit of approximately $7.2 million.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues.  Net revenues decreased approximately $917,000 (1%) for 2009.  Revenue from VGM operations decreased by approximately $4.4 million (7%); revenue from racing operations increased by approximately $4.5 million (58%) and food, beverage and other revenue remained constant.  We believe that our VGM operations continue to be adversely affected by the competing VGM facility at Yonkers Raceway and, at a lesser extent, slot machine facilities in Pennsylvania.  Our number of daily visits decreased approximately 3% and the average daily win per unit increased from $100.32 for the year ended December 31, 2008 to $105.05 for the year ended December 31, 2009 (5%).  This increase in average daily win per unit was due to a reduction in our average number of machines during the 2009.  The average number of machines in service was 1,402 for 2009 and 1,587 for 2008.  If the average number of machines remained constant to the same period in 2008, our average daily win per unit would have decreased to $92.79 (7%) for the year ended December 31, 2009. Our VGM hold percentage was 7.9% and 7.7% for the years ended 2009 and 2008, respectively.  VGM revenues were recorded net of tax-free VGM play of approximately $2.5 million in the year ended 2009 and $0 for 2008 and 2007. The increase in tax-free VGM play was associated with a New York State Lottery pilot program that commenced in August 2009. The pilot program was evaluated by the New York State Lottery at the end of six month period and was extended another six months until August 4, 2010. During the period from the inception of the pilot program, our rate of reduction of VGM net win has declined. We will continue to use this program in conjunction with our marketing promotional programs and increased television advertising in 2010 to increase our awareness in our primary markets and to regain market share.

Racing revenue primarily increased as we received approximately $3.7 million from various OTBs in payment of amounts previously contested by the OTBs.

INDEX

Promotional Allowances increased by approximately $1.0 million (45%), mostly due to an increase in taxable free play.

Gaming costs.  Gaming (VGM) costs decreased by approximately $4.7 million (10%) to approximately $42.1 million for the year ended December 31, 2009 compared with 2008.  Of this amount, approximately $1.2 million (3%) is attributable to a change in the tax rate permitting VGM operators to pay a lower percentage of VGM revenues to the New York State Lottery.  The decrease is the result of the reduction in gaming revenue for the current period decreasing commissions paid by approximately $4.2 million, and payroll saving of approximately $838,000, due to a reduction in the number of employees required for our current business volume.   These savings were offset by costs incurred of approximately $794,000 in regards to the Sportsystems Gaming Management at Monticello, LLC (“Sportsystems”) contract costs, which includes a settlement payment of $650,000.  Sportsystems provided management services and marketing assistance to us from June 11, 2009 through December 31, 2009.

Racing costs.  Racing costs excluding a $1,250,000 settlement with our horsemen in 2008 increased by approximately $2.2 million (29%) to approximately $9.8 million for the year ended December 31, 2009.  This increase is a result of the horsemen’s share of approximately $1.8 million from increased revenues and various other costs of approximately $565,000 offset by cost savings of approximately $169,000 in payroll due to a reduction in the number of employees required for our current business volume.

Food beverage and other costs.  Food, beverage and other costs decreased approximately $223,000 (11%) to approximately $1.8 million primarily as a result of continuing cost control initiatives and lower patron visits in 2009.  Food costs as a percentage of revenue were 49% in 2009 compared to 55% in 2008 and beverage costs as a percentage of revenue were 21% in 2009 compared to 23% in 2008.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased approximately $2.0 million (15%) for the year ended December 31, 2009 as compared to the year ended December 31, 2008.  This decrease was a result of a reduction in direct marketing expenses of approximately $1.2 million (43%), primarily consisting of savings in: promotional prize expenses of $775,000 and the remainder in lower music and band, newspaper advertising, television advertising, special events, and marketing agency expenses. This decrease was partially offset by an increase in direct mail expense of approximately $259,000.  In addition, we had a decrease in development fees of approximately $1.3 million, primarily due to a settlement, in 2008, with the St. Regis Mohawk Tribe of approximately $444,000 and other development costs of approximately $818,000, as well as payroll savings of approximately $302,000, due to a headcount reduction, and various other cost reductions of approximately $430,000. These decreases were offset by increases in directors’ fees of approximately $984,000 and costs associated with the assignment of our revolving credit agreement of approximately $460,000.

Stock-based compensation expense.  The increase in stock-based compensation of approximately $4.4 million was primarily a result of options granted to directors, officers, key operating executives and the modifications of option terms of certain former officers and directors.  During the period from April 15, 2009 to June 8, 2009 we granted approximately 3.2 million options to directors and officers at exercise prices that varied from $1.11 to $1.78 (exercise price was determined by using the closing stock price on the day of grant), but the grants were subject to stockholder approval of an amendment to increase the number of our shares in the 2005 Equity Incentive Plan.  Stockholders’ approval was obtained on June 16, 2009 on which date the stock price was $1.57.  On September 11, 2009 we granted 750,000 options to a director at an exercise price of $3.38 (exercise price was determined by using the closing stock price on the day of grant), but the grant was subject to stockholder approval, which was obtained on November 10, 2009 on which date the stock price was $3.11.

Interest expense and income.  Interest expense increased approximately $407,000 (7%) as a result of warrants granted with a value of approximately $564,000.  The increase was offset by a decrease in interest paid on The Park Avenue Bank of New York (“PAB”) line of credit due to principal repayments and an interest rate reduction during 2009.  The PAB line of credit was fully paid in 2009.  Interest income decreased by approximately $103,000 (41%) as a result of lesser amounts invested at lower rates in 2009 offset by interest received on OTB settlements.

INDEX

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues.  Total net revenues decreased approximately $8.7 million (11%) for the year ended December 31, 2008. VGM operations accounted for approximately $6.2 million (10%) of that reduction and racing accounted for approximately $2.1 million (22%). The remainder of the decrease was attributable to food, beverage and other revenues decreasing by approximately $618,000 (11%) offset by decreased complimentary expenses (“promotional allowances”) of approximately $184,000 (7%).

We believe that the decrease in VGM revenues can be attributed primarily to more competition from VGM facilities at Yonkers Raceway (opened November, 2006) and new casinos opening in Pennsylvania in 2007. It is likely that the economic conditions in the fourth quarter of 2008 also had an adverse effect on revenues. Patron visits decreased by 19.6% and the average daily win per unit was reduced from $110.68 to $100.04 (10%). The average number of machines in operation was 1,587 in both years.  The decrease in promotional allowances is primarily a result of reduced revenues.

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

Gaming costs.  Gaming (VGM) costs decreased by approximately $9.6 million (17%) to approximately $46.7 million for 2008 compared with 2007.  Of this amount, approximately $3.4 million (6%) is attributable to a change in the law which allows VGM operators to pay a lower percentage of VGM revenues to the New York State Lottery. The remainder of the decrease of approximately $6.2 million (11%) reflects cost reductions to adjust to lower levels of customer visits.

Racing costs.  Racing costs increased in 2008 by approximately $200,000 (2%) to approximately $8.8 million. The primary reason for this increase was the cost of a settlement reached with our Horsemen of $1.25 million. Purses and other racing expenses decreased by approximately $1.0 million (12%). This percentage decrease is less than the percentage decrease in racing revenues because not all of our operating expenses will vary directly with revenue changes.

Food, beverage and other costs.  These costs decreased by approximately $357,000 (15%) to approximately $2.0 million for 2008 compared with 2007.  The percentage reduction was greater that the reduction in revenues primarily as a result of expense reduction initiatives undertaken in 2008.

Selling, General and Administrative expenses.  Selling, general and administrative expenses decreased approximately $556,000 (4%) in 2008 to approximately $14.4 million.  The decrease is comprised of a reduction in stock-based compensation of approximately $2.2 million, a decrease in other compensation of approximately $176,000, an increase in marketing costs of approximately $216,000 and an increase in professional fees and other expenses related to development activities of approximately $1,642,000.

Interest expense.  Interest expense was approximately $5.7 million and $5.9 million, respectively, for the years 2008 and 2007.  The interest rates charged on our credit facility were based upon market rates and were lower in 2008 than those charged in 2007.

Liquidity and Capital Resources

On August 19, 2009, we entered into the Investment Agreement with Kien Huat, pursuant to which (i) we issued to the Kien Huat 6,804,188 shares of our Common Stock in the First Tranche, or approximately 19.9% of the outstanding shares of Common Stock on a pre-transaction basis, for aggregate consideration of $11 million, and (ii) following stockholder approval of the transaction, as required under applicable NASDAQ Marketplace Rules, and the satisfaction of other customary closing conditions, we issued to Kien Huat an additional 27,701,852 shares of Common Stock in the Second Tranche for additional consideration of $44 million on November 12, 2009.  We have used and intend to use the proceeds of the First Tranche and the Second Tranche for transaction costs, to pay interest on existing indebtedness and for future working capital.  Such proceeds may also be used as a part of a restructuring of the Company’s capital base.  The shares of Common Stock issued to Kien Huat pursuant to the Investment Agreement have not been registered under the Securities Act.

INDEX

As a result of the closing of the Second Tranche, as of November 12, 2009, Kien Huat owned 34,506,040 shares of Common Stock, representing just under 50% of our voting power.  As of the closing of the Second Tranche we had certain options and warrants outstanding.  Under the Investment Agreement, if any of such options or warrants are exercised (or any of the first one million options or warrants issued after the closing of the First Tranche to our officers and directors who held either of such positions as of July 31, 2009), Kien Huat has the right to purchase an equal number of additional shares of Common Stock as are issued upon such exercise at the exercise price for the applicable option or warrant.  Following any such purchase by Kien Huat, Kien Huat may not own more than one share less than 50% of our voting power.  The Option Matching Rights were valued using the Black-Scholes valuation model and treated as part of the transactions contemplated by the Investment Agreement pursuant to the terms of such agreement.

Net cash used in operating activities during the year ended December 31, 2009 was approximately $4.6 million and approximately $10.5 million for the year ended December 31, 2008.  The decrease of approximately $5.9 million was primarily a result of an increase in stock-based compensation of approximately $4.4 million, an increase in accrued expenses and other current liabilities of approximately $839,000 and an increase in interest expense related to the warrants issued of approximately $564,000.  The remaining decrease was primarily attributable to the changes in restricted cash and prepaid expenses and other current assets.  Restricted cash increased by approximately $2.3 million due to an increase in the purse escrow account of approximately $1.9 million as a result of increased racing revenues and a restricted cash account addition of $400,000, as required by the New York State Lottery, in 2009.  Prepaid expenses and other current assets decreased by approximately $904,000 in 2009 compared to an increase of approximately $2.3 million in 2008, primarily due to a reduction of the current portion of the Empire Zone real estate tax credit receivable of approximately $616,000 in 2009 compared to an increase of the receivable of approximately $1.7 million in 2008.  The 2009 Empire Zone real estate tax credit receivable consisted of the Empire Zone real estate tax credits for 2008 compared to the 2008 receivable, which consisted of the Empire Zone real estate tax credits for 2006 and 2007.  The 2008 receivable was collected in 2009.

Net cash used by investing activities was approximately $251,000 for the year ended December 31, 2009 compared to approximately $30,000 in 2008.  In 2008, we benefited from collections of restricted cash from the Racing Capital Improvement account of approximately $247,000.

Net cash provided by financing activities was approximately $45.2 million for the year ended December 31, 2009 compared to $5.2 million in 2008.  In 2009, we benefited from the proceeds of approximately $55.0 million from the issuance of 27,701,852 shares of our Common Stock to Kien Huat, the redemption of our restricted cash account under our credit facility of approximately $467,000, which were offset by stock issuance costs of approximately $2.9 million and repayment of our $7.6 million credit facility. In 2008, we benefited from the proceeds of from the issuance of our Common Stock of approximately $5.2 million.

At December 31, 2009, we had undeclared dividends on our Series E Preferred Stock of approximately $9.8 million and undeclared dividends for 2009 on our Series B Preferred Stock of approximately $167,000.  We are in compliance with our Certificates of Designations, Preferences and Rights of the issued and outstanding preferred shares.

On February 23, 2010, our Board authorized issuance of 74,705 shares of Common Stock in payment of dividends due for the year ended December 31, 2009 on our Series B Preferred Stock.  The value of these shares when issued was approximately $137,000.

On March 9, 2009, our Board authorized the issuance of 124,610 shares of our Common Stock in payment of dividends due for the year ended December 31, 2008 on our Series B Preferred Stock. The recorded value of these shares was approximately $111,000.

INDEX

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No.  2010-0, “Improving Disclosures about Fair Value Measurements” (the “Update”).  The Update provides amendments to FASB Accounting Standards Codification (“ASC”) 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  The disclosures related to Level 1 and Level 2 fair value measurements are effective for us in 2010 and the disclosures related to Level 3 fair value measurements are effective for us in 2011.   The Update requires new disclosures only, and will have no impact on our consolidated financial position, results of operations, or cash flow.

In June 2009, the FASB issued The FASB ASC and the Hierarchy of GAAP (the “Codification”).  This standard replaces The Hierarchy of GAAP, and establishes only two levels of U.S. GAAP, authoritative and non-authoritative.  The FASB ASC became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the ASC will become non-authoritative.  This standard was effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We began to use the new guidelines and numbering system prescribed by the ASC when referring to GAAP in the third quarter of 2009.  As the Codification did not change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 825-10-50-10, (formerly FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). This FASB staff position amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The staff position also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this FSP for the interim reporting period ending March 31, 2009.

In April 2009, the FASB issued ASC 320, (formerly SFAS No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”) which amends the other-than-temporary impairment guidance in GAAP for debt securities. If an entity determines that it has an other-than-temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The staff position expands disclosures about other-than-temporary impairment and requires that the annual disclosures in FASB Statement No. 115 and FSP FAS 115-1 and FAS 124-1 be made for interim reporting periods. This statement becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this FSP for the interim reporting period ending March 31, 2009. There was no material impact on our consolidated financial position or results of operations upon adoption.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (now ASC 820-10-35-51A). This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset of liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this FSP for the interim reporting period ending March 31, 2009 and it did not have a material impact on our consolidated financial position or results of operations.

INDEX

Contractual Obligations

	Payments due by period (in thousands)
	Total	Less than 1 year		1 – 3 years		3 – 5 years	More than 5 years
Senior Convertible Notes (a):
Principal	$65,000	$	----	$	----	$65,000	$	----
Estimated interest (b)	26,000		5,200		10,400	10,400		----
Total	$91,000		$5,200		$10,400	$75,400	$	----

(a)
The holders of the Notes had the right to require us to repurchase the Notes at 100% of the principal amount outstanding on July 31, 2009.  See the section of this annual report entitled “Item 8 — Financial Statements and Supplementary Data - Note F. Senior Convertible Notes.”

(b)	Interest is payable at 8% semi-annually on the Notes.

Subsequent Events

On February 23, 2010, our Board authorized the issuance of 74,705 shares of our Common Stock in payment of dividends on our Series B Preferred Stock for 2009.  The value of these shares was approximately $137,000.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  As of December 31, 2009, the Notes bear interest at a fixed interest rate.  As of December 31, 2008, borrowings under our then existing $10 million credit facility with the Bank of Scotland  which was assigned to The Park Avenue Bank on July 27, 2009, constituted variable rate debt.  However, we repaid in full the amounts outstanding under this credit facility on December 18, 2009.  We do not have any financial instruments held for trading or other speculative purposes and do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.  We invest our excess cash primarily in short term U.S. Treasury Fund. Due to the short-term nature of these investments, a 1% change in market interest rates would not have a significant impact on the total value of our portfolio as of December 31, 2009. Accordingly, while changes in interest rates could decrease interest income, we do not believe that an interest rate change would not have a significant impact on our operations.

We do not have exposure to foreign currency exchange rate fluctuations, as we do not transact business in international markets and are not a party to any material non-U.S. dollar-denominated contracts.

We do not use derivative financial instruments nor do we enter into any futures or forward commodity contracts since we do not have significant market risk exposure with respect to commodity prices.

Item 8.	Financial Statements and Supplementary Data.

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Empire Resorts, Inc.

We have audited the accompanying consolidated balance sheets of Empire Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2009.  We also have audited Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

INDEX

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements, the Company’s ability to continue as a going concern depends on its ability to fulfill its obligations with respect to its $65 million of 5 ½% senior convertible notes.  In addition, the Company has continuing net losses and negative cash flows from operating activities.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans concerning these matters are also described in Note A.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Friedman LLP

New York, New York
March 24, 2010

INDEX

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31
(In thousands, except for per share data)

	2009		2008
ASSETS
Current assets:
Cash and cash equivalents		$50,080	$9,687
Restricted cash		2,890	969
Accounts receivable, net of allowance for doubtful accounts of $763 in 2009 and $0 in 2008		1,759	1,570
Prepaid expenses and other current assets		2,595	3,500
Total current assets		57,324	15,726
Property and equipment, net		28,877	29,908
Deferred financing costs, net of accumulated amortization of $2,063 in 2009 and $2,193 in 2008		1,878	2,287
Other assets		1,342	1,175
TOTAL ASSETS		$89,421	$49,096

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Revolving credit facility	$	---	$7,617
Senior convertible notes		65,000	65,000
Accounts payable		2,401	2,969
Accrued expenses and other current liabilities		6,472	5,881
Total current liabilities		73,873	81,467

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, 5,000 shares authorized; $0.01 par value -
Series A, $1,000 per share liquidation value, none issued and outstanding		---	---
Series B, $29 per share liquidation value, 44 shares issued and outstanding		---	---
Series E, $10 per share redemption value, 1,731 shares issued and outstanding		6,855	6,855
Common stock, $0.01 par value, 95,000 shares authorized in 2009 and 75,000 shares authorized in 2008, 69,134 shares issued and outstanding in 2009 and 33,913 shares issued and outstanding in 2008		691	339
Additional paid-in capital		117,632	59,379
Accumulated deficit		(109,630)	(98,944)
Total stockholders’ equity (deficit)		15,548	(32,371)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)		$89,421	$49,096

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

EMPIRE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31

(In thousands, except for per share data)

	2009	2008	2007
REVENUES:
Gaming	$53,751	$58,109	$64,290
Racing	12,228	7,753	9,887
Food, beverage and other	5,051	5,037	5,655
GROSS REVENUES	71,030	70,899	79,832
Less: Promotional allowances	(3,396)	(2,348)	(2,532)
NET REVENUES	67,634	68,551	77,300
COSTS AND EXPENSES:
Gaming	42,079	46,729	56,334
Racing	9,794	7,581	8,633
Racing – settlement of Horsemen litigation	---	1,250	---
Food, beverage and other	1,820	2,043	2,400
Selling, general and administrative expense	11,351	13,310	11,627
Stock-based compensation	5,544	1,124	3,363
Depreciation	1,217	1,229	1,180
Impairment loss - deferred development costs	---	---	12,822
TOTAL COSTS AND EXPENSES	71,805	73,266	96,359
LOSS FROM OPERATIONS	(4,171)	(4,715)	(19,059)
Amortization of deferred financing costs	(410)	(410)	(419)
Interest expense	(6,142)	(5,736)	(5,932)
Interest income	148	252	761
NET LOSS	(10,575)	(10,609)	(24,649)
Undeclared dividends on preferred stock	(1,551)	(1,551)	(1,551)
NET LOSS APPLICABLE TO COMMON SHARES	$(12,126)	$(12,160)	$(26,200)

Weighted average common shares outstanding, basic and diluted	40,433	31,874	29,523
Loss per common share, basic and diluted	$(0.30)	$(0.38)	$(0.89)

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands)

	Preferred Stock*
	Series B			Series E		Common Stock
	Shares	Amount		Shares	Amount	Shares	Amount	Amount due from exercise of option		Additional paid-in capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances, January 1, 2007	44	$	---	1,731	$6,855	29,428	$294		$(18,750)	$49,113	$(63,235)	$(25,723)

Declared and paid dividends on preferred stock	---		---	---	---	19	---		---	189	(189)	---
Collection of amounts due from 2006 exercise	---		---	---	---	---	---		18,750	---	---	18,750
Common stock issued from exercise of stock options	---		---	---	---	46	1		---	181	---	182
Stock-based compensation	---		---	---	---	89	1		---	3,362	---	3,363
Net loss	---		---	---	---	---	---		---	---	(24,649)	(24,649)
Balances, December 31, 2007	44		---	1,731	6,855	29,582	296		---	52,845	(88,073)	(28,077)
Declared and paid dividends on preferred stock	---		---	---	---	117	1		---	261	(262)	---
Issuance of Common Stock	---		---	---	---	4,200	42		---	5,136	---	5,178
Common stock issued from exercise of stock options	---		---	---	---	14	---		---	13	---	13
Stock-based compensation	---		---	---	---	---	---		---	1,124	---	1,124
Net loss	---		---	---	---	---	---		---	---	(10,609)	(10,609)
Balances, December 31, 2008	44		---	1,731	6,855	33,913	339		---	59,379	(98,944)	(32,371)
Declared and paid dividends on preferred stock	---		---	---	---	125	---		---	111	(111)	---
Issuance of Common Stock	---		---	---	---	34,506	345		---	36,254	---	36,599
Issuance of Option Matching Rights	---		---	---	---	---	---		---	18,401	---	18,401
Stock issuance expense	---		---	---	---	---	---		---	(2,891)	---	(2,891)
Common stock issued from exercise of stock options	---		---	---	---	129	2		---	136	---	138
Common stock issued from exercise of warrants	---		---	---	---	166	2		---	(2)	---	---
Common stock issued from exercise of Option Matching Rights	---		---	---	---	295	3		---	136	---	139
Issuance of warrants	---		---	---	---	---	---		---	564	---	564
Stock-based compensation	---		---	---	---	---	---		---	5,544	---	5,544
Net loss	---		---	---	---	---	---		---	---	(10,575)	(10,575)
Balances, December 31, 2009	44	$	---	1,731	$6,855	69,134	$691	$	---	$117,632	$(109,630)	$15,548

* Series A preferred stock, none issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31
(In thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,575)	$(10,609)	$(24,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,217	1,229	1,180
Amortization of deferred financing costs	410	410	419
Provision for doubtful accounts	763	---	985
Impairment loss - deferred development costs	---	---	12,822
Stock – based compensation	5,544	1,124	3,363
Interest expense - warrants	564	---	---
Loss on disposal of property and equipment	---	---	1
Changes in operating assets and liabilities:
Restricted cash –NYS Lottery and Purse Accounts	(2,323)	61	609
Accounts receivable	(952)	(169)	2,401
Prepaid expenses and other current assets	904	(2,256)	1,078
Other assets	(167)	548	(1,049)
Accounts payable	(568)	(561)	(766)
Accrued expenses and other current liabilities	591	(248)	(3,806)
NET CASH USED IN OPERATING ACTIVITIES	(4,592)	(10,471)	(7,412)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(187)	(277)	(339)
Restricted cash - Racing capital improvement	(64)	247	(106)
Advances to Litigation Trust	---	---	(985)
Deferred development costs	---	---	(4,531)
NET CASH USED IN INVESTING ACTIVITIES	(251)	(30)	(5,961)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on revolving credit facility	(7,617)	---	---
Proceeds from issuance of Common Stock	55,000	5,178	---
Proceeds from exercise of stock options	138	13	18,932
Proceeds from exercise of Option Matching Rights	139	---	---
Stock issuance costs	(2,891)	---	---
Restricted cash - Revolving credit facility	467	(11)	(22)
NET CASH PROVIDED BY FINANCING ACTIVITIES	45,236	5,180	18,910
Net increase (decrease) in cash and cash equivalents	40,393	(5,321)	5,537
Cash and cash equivalents, beginning of year	9,687	15,008	9,471
Cash and cash equivalents, end of year	$50,080	$9,687	$15,008

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED DECEMBER 31
(In thousands)

	2009	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest during the year	$5,579	$5,736	$5,932
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in settlement of preferred stock dividends	$111	$262	$190

Noncash additions to deferred development costs	---	---	562

The accompanying notes are an integral part of these consolidated financial statements

INDEX

EMPIRE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A. Organization and Nature of Business

The consolidated balance sheets as of December 31, 2009 and 2008, and the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009, 2008 and 2007 include the accounts of Empire Resorts, Inc. and subsidiaries (“Empire,” the “Company,” “our,” “us” or “we”).

On August 19, 2009, we entered into that certain investment agreement (the “Investment Agreement”) with Kien Huat Realty III Limited, a corporation organized under the laws of the Isle of Man (“Kien Huat”), pursuant to which (i) we issued to the Kien Huat 6,804,188 shares of our Common Stock (the “First Tranche”), or approximately 19.9% of the outstanding shares of Common Stock on a pre-transaction basis, for aggregate consideration of $11 million, and (ii) agreed, following stockholder approval of the transaction, to issue an additional 27,701,852 shares of Common Stock to Kien Huat (the “Second Tranche”) for additional consideration of $44 million.  We held a special meeting of our stockholders on November 10, 2009, at which our stockholders approved, among other things, the issuance of shares and related proposals to facilitate the Second Tranche.  The closing of the Second Tranche occurred on November 12, 2009, at which time we issued an additional 27,701,852 shares of Common Stock to Kien Huat for consideration of $44 million in accordance with the terms of the Investment Agreement.  We have used and intend to use the proceeds of the First Tranche and the Second Tranche for transaction costs, to pay interest on existing indebtedness and for general working capital.  Such proceeds may also be used as a part of a restructuring of the Company’s capital base. The shares of Common Stock issued pursuant to the Investment Agreement have not been registered under the Securities Act.

As a result of the closing of the Second Tranche, as of November 12, 2009, Kien Huat owned 34,506,040 shares of Common Stock, representing just under 50% of our voting power.  As of the closing of the Second Tranche we had certain options and warrants outstanding.  Under the Investment Agreement, if any of such options or warrants are exercised (or any of the first one million options or warrants issued after the closing of the First Tranche to our officers and directors who held either of such positions as of July 31, 2009), Kien Huat has the right to purchase an equal number of additional shares of Common Stock as are issued upon such exercise at the exercise price for the applicable option or warrant, which right we refer to herein as the “Option Matching Right.”  Following any such purchase by Kien Huat, Kien Huat may not own more than one share less than 50% of our voting power.

Under the terms of the Investment Agreement, Kien Huat is entitled to recommend three directors whom we are required to cause to be elected or appointed to our Board of Directors (the “Board”), subject to the satisfaction of all legal and governance requirements regarding service as a member of our Board and to the reasonable approval of the Governance Committee of the Board.  Kien Huat has designated Au Fook Yew and G. Michael Brown as members of the Board pursuant to its rights under the Investment Agreement.  Kien Huat has not yet identified to the Board the third director whom it will recommend for appointment to the Board pursuant to the Investment Agreement.  Kien Huat will continue to be entitled to recommend three directors for so long as it owns at least 24% of our voting power outstanding at such time, after which the number of directors whom Kien Huat will be entitled to designate for election or appointment to the Board will be reduced proportionally to Kien Huat’s percentage of ownership.  Under the Investment Agreement, for so long as Kien Huat is entitled to designate representatives to the Board, among other things, Kien Huat will have the right to nominate one of its director designees to serve as the Chairman of the Board, and Mr. Brown has been appointed to serve as Chairman of the Board pursuant to Kien Huat’s recommendation.  Until such time as Kien Huat ceases to own capital stock with at least 30% of our voting power outstanding at such time, the Board will be prohibited under the terms of the Investment Agreement from taking certain actions relating to fundamental transactions involving us and our subsidiaries and certain other matters without the affirmative vote of the directors designated by Kien Huat.

In March 2010, we entered into an agreement with Bank of America/Merrill Lynch (“BofA/ML”) to serve as our financial advisor to assist us in analyzing and structuring our efforts to effect a restructuring of our existing debt and preferred stock and to recommend possible steps to improve our liquidity. Such steps may include negotiations with the current beneficial holders of our $65 million of 5 ½% senior convertible notes (the “Notes”) to resolve the current litigation. BofA/ML will provide advice to us on the timing, nature and terms of new securities, other consideration or other inducements to be offered to effect a restructuring.

INDEX

Going Concern

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Our ability to continue as a going concern depends on our ability to fulfill our obligations with respect to the Notes.  Under terms of the Notes, we had an obligation to repurchase any of the Notes at a price equal to 100% of their principal amount on July 31, 2009, to the extent that the Holder as defined under the indenture dated July 26, 2004 (the “Indenture”) delivered a properly executed Put Notice, as defined under the Indenture.  We are seeking a judicial determination in the Supreme Court of New York, Sullivan County, against the beneficial owners of the Notes, as well as The Depository Trust Company and the Bank of New York Mellon Corporation (the “Trustee”) that (1) no Holder, delivered an executed Put Notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture prior to the close of business on July 31, 2009, and that (2) the three entities that gave the purported notice of default may not and have not accelerated the Notes or invoked certain other consequences of a default.  We are unable to predict the length of time the Supreme Court of New York may take to ultimately resolve the pending dispute, or the length of time it will take for the Third Judicial Department of the Appellate Division, or the State of New York Court of Appeals, to issue a final, non-appealable judgment.  In the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised, we would not have an immediate source of funds from which to pay our obligations under the Notes, and no assurance can be made that other sources of financing will be available at such time on commercially reasonable terms, if at all, to satisfy our obligations under the Notes.

In addition, we have continuing net losses and negative cash flows from operating activities.  These conditions raise substantial doubt about our ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Nature of Business

We currently own and operate Monticello Casino and Raceway, a video gaming machine (“VGM”) and harness horse racing facility located in Monticello, New York, 90 miles Northwest of New York City.  At Monticello Casino and Raceway, we operate approximately 1,090 VGMs as an agent for the New York State Lottery and conduct pari-mutuel wagering through the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the world and the export simulcasting of our races to offsite pari-mutuel wagering facilities.

In February 2008, we entered into an agreement (the “Contribution Agreement”) with Concord Associates, L.P. (“Concord”), pursuant to which we and Concord were to form a joint venture to develop, finance and construct a hotel, convention center, gaming facility and harness horseracing track on 160 acres of land located in Kiamesha Lake, New York.  For a variety of factors, including recent conditions in the financial markets, certain contingencies for the implementation of this agreement have not been able to be achieved.  Consequently, the Contribution Agreement was terminated in March 2009 as a result of the execution of a new agreement with Concord.  On March 23, 2009, we entered into an agreement (the “Concord Agreement”), with Concord, pursuant to which we (or a wholly-owned subsidiary reasonably acceptable to Concord) shall be retained by Concord Empire Raceway Corp. (“Raceway Corp.”), a subsidiary of Concord, to provide advice and general managerial oversight with respect to the operations at the harness track to be constructed at that certain parcel of land located in the Town of Thompson, New York and commonly known as the Concord Hotel and Resort (the “Concord Property”).  The Concord Agreement has a term of forty years.  The closing of the transactions contemplated by the Concord Agreement is to take place on the date that Concord or its subsidiary secures and closes on (but not necessarily funds under) financing in the minimum aggregate amount of $500 million (including existing equity) from certain third-party lenders in connection with the development of the harness track and certain gaming facilities on the Concord Property.  In the event that the closing of the Concord Agreement has not occurred on or before July 31, 2010, the Concord Agreement may be terminated by either Concord or us by written notice.  No assurance can be made that the financing required as a condition to the consummation of the transactions contemplated by the Concord Agreement will be obtained by Concord.

INDEX

In the past, we have also made efforts to develop a 29.31 acre parcel of land adjacent to Monticello Casino and Raceway as the site for the development of a Class III casino and may pursue additional commercial and entertainment projects on the remaining 200 acres of land owned by the Company that encompass the site of our current gaming and racing facility.  Currently, either an agreement with a Native American tribe, together with certain necessary federal and state regulatory approvals, or an amendment to the New York State Constitution would be required for us to move forward with our efforts to develop a Class III casino.

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

VGM Operations.  We currently operate a 45,000 square foot VGM facility at Monticello Casino and Raceway.  VGMs are electronic gaming devices that allow patrons to play electronic versions of various lottery games of chance and are similar in appearance and feel to traditional slot machines.  VGM operations at Monticello Casino and Raceway began on June 30, 2004.  At December 31, 2009, the number of VGMs in operation was 1,090.

Revenues derived from our VGM operations consist of VGM revenues and related food and beverage concession revenues.  Each of the VGMs is owned by the State of New York.  By statute, for a period of five years which began on April 1, 2008, 42% of gross VGM revenue is distributed to us for the first $50 million annually, 29% for the next $100 million annually, and 26% thereafter.  Following that five-year period, 40% of the first $50 million, 29% of the next $100 million and 26% thereafter of gross VGM revenue will be distributed to us. Gross VGM revenues consist of the total amount wagered at our VGMs, less prizes awarded.   The statute also provides a vendor’s marketing allowance for racetracks operating video lottery programs of 10% on the first $100 million of net revenues generated and 8% thereafter.  The legislation authorizing the implementation of VGMs at Monticello Casino and Raceway expires in 2013.

VGM activities in the State of New York are presently overseen by the Division of the Lottery of the State of New York.

Raceway Operations.  Monticello Casino and Raceway offers pari-mutuel wagering, live harness racing and simulcasting from various harness and thoroughbred racetracks across the country.  Monticello Casino and Raceway derives its revenue principally from (i) wagering on live races run at our facility; (ii) fees from wagering at out-of-state locations on races simulcast from our facility using export simulcasting; (iii) revenue allocations, as prescribed by law, from betting activity at Off Track Betting facilities located in New York State; (iv) wagering at our facility on races broadcast from out-of-state racetracks using import simulcasting; and (v) admission fees, program and racing form sales, the sale of food and beverages and certain other ancillary activities.

Note B.  Summary of Significant Accounting Policies

Revenue recognition. Revenues represent (i) the net win from VGMs, (ii) revenues from pari-mutuel wagering earned from live harness racing and simulcast signals from other tracks and (iii) food and beverage sales and other miscellaneous income. Revenue from the VGM operations is the difference between the amount wagered by bettors and the amount paid out to bettors and is referred to as the net win. The net win is included in the amount recorded in our consolidated financial statements as gaming revenue. We report incentives related to VGM play and points earned in loyalty programs as a reduction of gaming revenue. We recognize revenues from pari-mutuel wagering earned from live harness racing and simulcast signals from other tracks, before deductions of such related expenses as purses, stakes and awards. Some elements of the racing revenues from Off-track Betting Corporations (“OTBs”) are recognized as collected, due to uncertainty and timing of payments.

INDEX

Principles of Consolidation.  The consolidated financial statements include our accounts and our wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents.  Cash and cash equivalents include cash on account, demand deposits and certificates of deposit with original maturities of three months or less at acquisition.  We maintain significant cash balances with financial institutions, which are not covered by the Federal Deposit Insurance Corporation. We have not incurred any losses in such accounts and believe we are not exposed to any significant credit risk on cash. Approximately $1.0 million of cash is held in reserve in accordance with New York State Lottery regulations.  We granted the New York State Lottery a security interest in the segregated cash account used to deposit New York State Lottery’s share of net win in accordance with the New York State Lottery Rules and Regulations.

Restricted cash.  We have four types of restricted cash accounts.

Under New York State Racing, Pari-Mutual Wagering and Breeding Law, Monticello Raceway Management is obliged to withhold a certain percentage of certain types of wagers towards the establishment of a pool of money, the use of which is restricted to the funding of approved capital improvements.  Periodically during the year, Monticello Raceway Management petitions the Racing and Wagering Board to certify that the noted expenditures are eligible for reimbursement from the capital improvement fund.  The balances in this account were approximately $163,000 and $99,000 at December 31, 2009 and 2008, respectively.

Pursuant to our contract with the Monticello Harness Horsemen’s Association (the “Horsemen”) we established an account to segregate amounts collected and payable to the Horsemen as defined in that contract. The balance in this account was approximately $2 million and $17,000 at December 31, 2009 and 2008, respectively.

In April 2005, the New York law governing VGM operations was modified to provide an increase in the revenues retained by the VGM operator. A portion of that increase was designated as a reimbursement of marketing expenses incurred by the VGM operator. The amount of revenues directed toward this reimbursement is deposited in a bank account under the control of the New York State Lottery and the VGM operator. The funds are transferred from this account to the VGM operator upon the approval by the Lottery officials of the reimbursement requests submitted by the VGM operator. The balances in this account were approximately $334,000 and $386,000 at December 31, 2009 and 2008, respectively.

In connection with our VGM operations, we agreed to maintain a restricted bank account with a balance of $400,000.  The New York State Lottery can make withdrawals directly from this account if they have not received their share of net win when due.  As of December 31, 2009, there were no withdrawals made from this account.

Accounts receivable.  Accounts receivable are stated at the amount we expect to collect.  When needed, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts.  Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and our judgment of collectability.  In the normal course of business, we settle wagers for other racetracks and are exposed to credit risk.  These wagers are included in accounts receivable.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  As of December 31, 2009, we recorded an allowance for doubtful accounts of approximately $763,000 and $0 for 2008 and 2007, respectively.

INDEX

Property and Equipment.  Property and equipment is stated at cost less accumulated depreciation. We provided for depreciation on property and equipment used by applying the straight-line method over the following estimated useful lives:

Assets	Estimated Useful Lives
Vehicles	5-10 years
Furniture, fixtures and equipment	5-10 years
Land improvements	20 years
Building improvements	40 years
Buildings	40 years

Deferred Financing Costs.  Deferred financing costs are amortized on the straight-line method over the term of the related debt.

Deferred Development Costs.  Deferred development costs are recorded at cost. In connection with our development activities, we have made advances to tribes for development assistance and to facilitate the establishment and initial operations of tribal gaming authorities.  We periodically review deferred development costs for impairment as further described below.  Effective in 2008, all development costs are expensed until management deems that, based on the facts and circumstances, capitalization of a project is appropriate.

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

Loss Contingencies.  There are times when non-recurring events may occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for loss contingencies typically relate to certain legal proceedings, customer and other claims and litigation. As required by generally accepted accounting principles in the United States of America (“GAAP”), we determine whether an accrual for a loss contingency is appropriate by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our legal proceedings and other claims based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. We incurred no loss contingencies for 2009, 2008 or 2007.

Loss per common share.  We compute basic loss per share by dividing loss applicable to common shares by the weighted-average common shares outstanding for the year.  Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the loss of the entity.  Since the effect of outstanding options, warrants and Option Matching Rights is anti-dilutive with respect to losses, they have been excluded from our computation of loss per common share.  Therefore, basic and diluted losses per common share for the year ended December 31, 2009, 2008 and 2007 were the same.

The following table shows the approximate number of common stock equivalents outstanding at December 30, 2009, 2008 and 2007 that could potentially dilute basic income per share in the future, but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

	Outstanding at December 31,
	2009	2008	2007
Options	8,080,000	2,824,000	2,403,000
Warrants	111,000	250,000	250,000
Option Matching Rights	7,441,000	---	---
Shares to be issued upon conversion of convertible debt	5,175,000	5,175,000	5,175,000
Total	20,807,000	8,249,000	7,828,000

INDEX

Fair value.  In the first quarter of 2008, we adopted the Fair Value Measurements and Disclosures standard issued by the Financial Accounting Standards Board (“FASB”) for financial assets and liabilities and elected the deferral option available for one year for non-financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  On January 1, 2009, we adopted the remaining provisions as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis.  The adoption of the remaining provisions did not materially impact our condensed consolidated financial statements.  As permitted in 2008, we chose not to elect the fair value option as prescribed by FASB for our financial assets and liabilities that had not been previously carried at fair value.  Our financial instruments are comprised of current assets and current liabilities, which included the Notes at December 31, 2009.  Current assets and current liabilities approximate fair value due to their short term nature.

Advertising.  We record as current operating expense the costs of general advertising, promotion and marketing programs at the time those costs are incurred. Advertising expense was approximately $646,000, $767,000 and $949,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-based compensation.  The cost of all share-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date.  The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant.  The fair value of restricted stock awards is equal to the market price of our Common Stock on the date of grant.  The fair value of share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant.  As of December 31, 2009, there was approximately $3.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans.  That cost is expected to be recognized over a period of 3 years.  This expected cost does not include the impact of any future stock-based compensation awards.

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

Estimates and assumptions.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.    Actual results may differ from estimates.

Reclassifications.  Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent accounting pronouncements.

In January 2010, the FASB issued Accounting Standards Update No.  2010-0, “Improving Disclosures about Fair Value Measurements” (the “Update”).  The Update provides amendments to FASB Accounting Standards Codification (“ASC”) 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  The disclosures related to Level 1 and Level 2 fair value measurements are effective for us in 2010 and the disclosures related to Level 3 fair value measurements are effective for us in 2011.   The Update requires new disclosures only, and will have no impact on our consolidated financial position, results of operations, or cash flow.

INDEX

In June 2009, the FASB issued The FASB ASC and the Hierarchy of GAAP (the “Codification”).  This standard replaces The Hierarchy of GAAP, and establishes only two levels of U.S. GAAP, authoritative and non-authoritative.  The FASB ASC became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the ASC will become non-authoritative.  This standard was effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We began to use the new guidelines and numbering system prescribed by the ASC when referring to GAAP in the third quarter of 2009.  As the Codification did not change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 825-10-50-10, (formerly FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). This FASB staff position amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The staff position also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this FSP for the interim reporting period ending March 31, 2009.

In April 2009, the FASB issued ASC 320, (formerly SFAS No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”) which amends the other-than-temporary impairment guidance in GAAP for debt securities. If an entity determines that it has an other-than-temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The staff position expands disclosures about other-than-temporary impairment and requires that the annual disclosures in FASB Statement No. 115 and FSP FAS 115-1 and FAS 124-1 be made for interim reporting periods. This statement becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this FSP for the interim reporting period ending March 31, 2009. There was no material impact on our consolidated financial position or results of operations upon adoption.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (now ASC 820-10-35-51A). This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset of liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this FSP for the interim reporting period ending March 31, 2009 and it did not have a material impact on our consolidated financial position or results of operations.

INDEX

Note C. Property and Equipment

Property and equipment at December 31 consists of:

	(in thousands)
	2009	2008
Land	$770	$770
Land improvements	1,545	1,539
Buildings	4,583	4,583
Building improvements	24,778	24,666
Vehicles	164	157
Furniture, fixtures and equipment	3,423	3,362
	35,263	35,077
Less – Accumulated depreciation	(6,386)	(5,169)
	$28,877	$29,908

Depreciation expense was approximately $1,217,000, $1,229,000 and $1,180,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

 The VGMs in our facility are owned by the New York State Lottery and, accordingly, our consolidated financial statements include neither the cost nor the depreciation of those devices.

Note D.  Deferred Development Costs

We have been working to develop a Class III casino with various Native American tribes beginning in 1996.  Our most recent efforts have been in partnership with the St. Regis Mohawk Tribe focused on a site owned by us adjacent to our Monticello, New York facility. We have recorded costs associated with these activities as deferred development costs while the projects were being actively pursued. As a result of actions by the Bureau of Indian Affairs and other factors, these efforts have not been successful.

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

We do not have any current agreements relating to future developments with any Native American tribes.

In accordance with our accounting policy on impairment of long-lived assets, we reviewed the carrying value of the deferred development costs and determined that circumstances warranted the recognition of an impairment loss for the year ended December 31, 2007. During 2009 and 2008, we did not incur any expenses which were treated as deferred development costs.

INDEX

The following table reflects activity in the deferred development cost accounts for the year ended December 31, 2007.

		Activity for the Year Ended December 31, 2007
	Balance January 1, 2007	Additions	Impairment	Balance December 31, 2007
	(in thousands)
Advances to and payments on behalf of the St. Regis Mohawk Tribe:
Advances for operations of Tribal Gaming Authority	$381	$759	$(1,140)	$	---
Legal fees and other professional fees relating to casino resort development	1,895	4,205	(6,100)		---
Costs specifically associated with site at Raceway	5,453	129	(5,582)		---
Total development costs	$7,729	$5,093	$(12,822)	$	---

Note E.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised of the following at December 31, 2009 and 2008:

	2009	2008
	(in thousands)
Liability for horseracing purses	$1,984	$1,297
Accrued interest	2,167	2,167
Accrued payroll	466	895
Accrued other	1,855	1,522
Total accrued expenses and other current liabilities	$6,472	$5,881

Note F.  Senior Convertible Notes

On July 26, 2004, we issued $65 million of 5 ½% Notes, which are currently convertible into approximately 5.2 million shares of Common Stock, subject to adjustment upon the occurrence or non-occurrence of certain events.  The Notes were issued with a maturity date of July 31, 2014 and each Holder, as defined under the Indenture, had the right to demand that we repurchase the Notes at par plus accrued interest on July 31, 2009.  Interest is payable semi-annually on January 31 and July 31.

The Notes were subordinated to our revolving credit facility, yet rank senior in right of payment to all of our existing and future subordinated indebtedness.  The Notes are secured by our tangible and intangible assets and by a pledge of the equity interests of each of our subsidiaries and a mortgage on our property in Monticello, New York.

 The Notes initially accrued interest at an annual rate of 5 ½%, which would be maintained with the occurrence of the “Trigger Event”, as defined under the Indenture.  Since the events that constitute the “Trigger Event” had not occurred within the time period allotted under the Indenture, the Notes have accrued interest from and after July 31, 2005 at an annual rate of 8%.  The holders of the Notes have the option to convert the Notes into shares of our Common Stock at any time prior to maturity, redemption or repurchase.  The initial conversion rate is 72.727 shares per each $1,000 principal amount of the Notes.  This conversion rate was equivalent to an initial conversion price of $13.75 per share.  Since the Trigger Event did not occur on or prior to July 31, 2005, the initial conversion rate per each $1,000 principal amount of the Notes was reset to $12.56 per share.  This rate would result in the issuance of 5,175,159 shares upon conversion.

INDEX

In October 2009, we entered into the Stipulation in connection with the declaratory judgment action against the beneficial owners of the Notes, as well as The Depository Trust Company and the Trustee, in the Supreme Court of the State of New York in Sullivan County, pursuant to which we are seeking a judicial determination that (1) no Holder, as defined under the Indenture, delivered a Put Notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture prior to the close of business on July 31, 2009, and that (2) Plainfield Special Solutions Master Fund Limited (“Plainfield”), Highbridge International LLC (“Highbridge”) and Whitebox Advisors LLC (“Whitebox”) may not and have not accelerated the Notes or invoked certain other consequences of a default. In October 2009, we entered into a stipulation in connection with the Action.  Pursuant to the stipulation, we agreed to discontinue our claims against all beneficial owners of the Notes who executed the stipulation (the “Consenting Defendants”), who represent substantially all of the outstanding principal amount of the Notes, including Plainfield, Highbridge and Whitebox, without prejudice, and Plainfield, Highbridge and Whitebox agreed to withdraw the notices of default and acceleration of the Notes that they sent to us on August 3 and August 11, 2009. The Consenting Defendants have further agreed to (i) be bound by any final non-appealable judgment with respect to the declaratory judgment sought by us against The Depository Trust Company and the Trustee, and (ii) not to commence any action or proceeding concerning the subject matter of the declaratory judgment until there has been a final non-appealable judgment with respect to the declaratory judgment sought by us.  We are unable to predict the length of time the Supreme Court of New York may take to ultimately resolve the pending dispute, or the length of time it will take for the Third Judicial Department of the Appellate Division, or the State of New York Court of Appeals, to issue a final, non-appealable judgment.

On October 16, 2009, the Trustee and The Depository Trust Company answered the complaint, denying that we are entitled to the determination sought in the Action.  On October 27, 2009, the Trustee and The Depository Trust Company filed a motion for summary judgment, seeking a determination that the Notes were properly put to us for repurchase on July 31, 2009. On December 3, 2009, we filed opposition papers and a cross-motion for summary judgment, requesting that the Court determine that the Holders of the Notes have failed to properly exercise any option to require that we repurchase the Notes by reason of a Holder put right exercisable prior to the close of business on July 31, 2009, and, as a consequence, that we are not in default of the Indenture.

On November 5, 2009, the Trustee filed (i) an amended answer, (ii) a counterclaim against us and (iii) a third party complaint against Alpha Monticello, Inc., Alpha Casino Management Inc., Mohawk Management, LLC, and Monticello Raceway Management, as guarantors of our obligation under the Notes. The amended answer again denied that we are entitled to the determinations which we seek in the Action.  The counterclaim and third party complaint seek (a) a declaration that we are in default under the Indenture for failure to repurchase the Notes upon the purported exercise of the Holders’ put right under the Indenture and that the Trustee has properly accelerated the Notes in accordance with the terms of the Indenture, and (b) damages, including all unpaid principal and interest on the Notes, prejudgment interest and costs and expenses in bringing the action, including attorney’s fees.  On February 1, 2010, the Company and the Guarantors filed a reply to the counterclaim and answer to the third party complaint denying liability and asserting certain affirmative defenses.

A failure to have repurchased the Notes when required would result in an “Event of Default” under the Indenture and could result in a cross-default under any other credit agreement to which we may be a party.  In addition, an event that may constitute a “Change of Control” under the Indenture may also be an “Event of Default” under any credit agreement or other agreement governing future debt.  These events permit the lenders under such credit agreement or other agreement to accelerate the debt outstanding thereunder and, if such debt is not paid, to enforce security interests in the collateral securing such debt or result in our becoming involved in an insolvency proceeding.

We recognized interest expense associated with the Notes of approximately $5.2 million in each of the years ended December 31, 2009, 2008 and 2007.

INDEX

Note G.  Revolving Credit Facility

On January 11, 2005, we entered into a credit facility with Bank of Scotland.  The credit facility provided for a $10 million senior secured revolving loan (subject to certain reserves) that matured on July 24, 2009.  As security for borrowings under the facility, we agreed to have our wholly owned subsidiary, Monticello Raceway Management, grant a mortgage on the Raceway property and our subsidiaries guarantee our obligations under the credit facility.  We also agreed to pledge our equity interests in all of our current and future subsidiaries, maintain certain reserves, and grant a first priority secured interest in all of our assets, now owned or later acquired.  This arrangement contains financial covenants.  The credit facility also contains an acceleration clause which states that Bank of Scotland may accelerate the maturity in the event of a default by us.

In connection with this credit facility, the Bank of Scotland also entered into an Intercreditor Agreement with The Bank of New York, as Trustee under the Indenture, so that the lender under this credit facility will be entitled to a first priority position notwithstanding the Indenture and security documents entered into on July 26, 2004 in connection with our issuance of the Notes.

On July 27, 2009, we entered into a loan agreement with The Park Avenue Bank of New York (“PAB”) reflecting the assignment of the credit facility to it from the Bank of Scotland (the “Loan Agreement”).  In connection with that transaction, we made a cash payment of approximately $2.5 million to reduce the principal amount outstanding to approximately $4.4 million.  One of the provisions of the Loan Agreement was a short-term maturity date of July 28, 2009.  On July 29, 2009, we received a notice of the occurrence of an “Event of Default” under the Loan Agreement as a result of our failure to pay the principal due on July 28, 2009.

On October 9, 2009, we entered into an amendment to the Loan Agreement (the “Amendment”).  The Amendment is intended to cure the default by us of our prior failure to pay the approximately $4.4 million outstanding principal of the loan on its initial maturity on July 28, 2009.  The Amendment reinstates the loan by extending the maturity date of the Loan Agreement to December 31, 2009, and reduced the interest rate on the loan from 15% to 8% per annum.  In connection with the Amendment, we reduced the outstanding principal amount of the loan by $1 million.  On December 18, 2009 we fully satisfied the remaining outstanding balance and the Loan Agreement terminated.

As a condition to the closing of the Loan Agreement, we issued warrants (the “Warrants”) to purchase an aggregate of 277,778 shares of our Common Stock, at an exercise price of $0.01 per share, to PAB and a designee of a participant in the loan.  The Warrants expire on July 26, 2014.  The Warrants were valued at approximately $564,000, using the Black-Scholes valuation model.

We recognized approximately $943,000, $536,000 and $732,000 in interest expense associated with the credit facility for the years ended December 31, 2009, 2008 and 2007, respectively. The interest expense for the year ended December 31, 2009, included an amount of approximately $564,000, which was recognized in regards to the Warrants mentioned above.

Note H.  Stockholders’ Equity

On November 10, 2009, we held a special stockholders’ meeting, at which our stockholders approved, among other things, to amend our Certificate of Incorporation, as amended, to increase our authorized capital stock from 80,000,000 shares, consisting of 75,000,000 shares of our Common Stock and 5,000,000 shares of preferred stock, par value $0.01 per share, to a total of 100,000,000 shares, consisting of 95,000,000 shares of Common Stock and 5,000,000 shares of preferred stock.

Common Stock

On August 19, 2009, we entered into the Investment Agreement with Kien Huat pursuant to which (i) we issued to the Kien Huat 6,804,188 shares of our Common Stock in the First Tranche, or approximately 19.9% of the outstanding shares of Common Stock on a pre-transaction basis, for aggregate consideration of $11 million, and (ii) agreed, following stockholder approval of the transaction, to issue an additional 27,701,852 shares of Common Stock to Kien Huat in the Second Tranche for additional consideration of $44 million.  We held a special meeting of our stockholders on November 10, 2009, at which our stockholders approved, among other things, the issuance of shares and related proposals to facilitate the Second Tranche.  The closing of the Second Tranche occurred on November 12, 2009, at which time we issued an additional 27,701,852 shares of Common Stock to Kien Huat for consideration of $44 million in accordance with the terms of the Investment Agreement.  We have used and intend to use the proceeds of the First Tranche and the Second Tranche for transaction costs, to pay interest on existing indebtedness and for general working capital.  Such proceeds may also be used as a part of a restructuring of the Company’s capital base. The shares of Common Stock issued pursuant to the Investment Agreement have not been registered under the Securities Act.

INDEX

As a result of the closing of the Second Tranche, as of November 12, 2009, Kien Huat owned 34,506,040 shares of Common Stock, representing just under 50% of our voting power.  As of the closing of the Second Tranche we had certain options and warrants outstanding.  Under the Investment Agreement, if any of such options or warrants are exercised (or any of the first one million options or warrants issued after the closing of the First Tranche to our officers and directors who held either of such positions as of July 31, 2009), Kien Huat has the right to purchase an equal number of additional shares of Common Stock as are issued upon such exercise at the exercise price for the applicable option or warrant, which right we refer to herein as the “Option Matching Right.”  Following any such purchase by Kien Huat, Kien Huat may not own more than one share less than 50% of our voting power.

Of the $55.0 million invested by Kien Huat, $36.6 million was allocated to common stock and additional paid-in capital and approximately $18.4 million was attributed to the fair value of the Option Matching Rights using the Black-Scholes valuation model.

During the year ended December 31, 2009, Kien Huat exercised approximately 295,000 of its Option Matching Rights for total proceeds of $139,000 and approximately 45,000 Option Matching Rights expired.  As of December 31, 2009, there were approximately 7,191,000 Option Matching Rights issued to Kien Huat at a weighted average exercise price of $2.97 outstanding.

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

On March 24, 2008, we adopted a stockholders rights plan and initially declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of April 3, 2008. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $20 per unit. Under certain circumstances, if a person or group acquires 20 percent or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $20 exercise price, shares of our common stock or that of any company into which we are merged having a value of $40. The rights expire on March 24, 2010. Because the rights may substantially dilute the stock ownership of a person or group attempting to take over our company without the approval of our Board, our rights plan could make it more difficult for a third-party to acquire us (or a significant percentage of our outstanding common stock) without first negotiating with our Board regarding that acquisition.

Preferred Stock and Dividends

Our Series B Preferred Stock has voting rights of 0.8 votes per share and each share is convertible into 0.8 shares of Common Stock. It has a liquidation value of $29 per share and is entitled to annual cumulative dividends of $2.90 per share payable quarterly in cash. We have the right to pay the dividends on an annual basis by issuing shares of our Common Stock at the rate of $3.77 per share. The value of common shares issued as payment is based upon the average closing price for the common shares for the 20 trading days preceding January 30 of the year following that for which the dividends are due. At December 31, 2009 and 2008, there were 44,258 shares of Series B Preferred Shares outstanding.

INDEX

At December 31, 2009, we had undeclared dividends on the Series B Preferred Stock of approximately $167,000. On February 23, 2010 our Board authorized issuance of 74,705 shares of Common Stock in payment of the amount due.  The value of these shares when issued was approximately $137,000.

On March 9, 2009, we authorized issuance of 124,610 shares of our Common Stock as payment of dividends due for the year ended December 31, 2008 on our Series B preferred stock.  The approximate value of these shares when issued was $111,000.

On February 24, 2008, we authorized issuance of 117,419 shares of our Common Stock as payment of dividends due for the year ended December 31, 2007 on our Series B preferred stock.  The approximate value of these shares when issued was $262,000.

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

At December 31, 2009, we had cumulative undeclared dividends on our Series E Preferred Stock of approximately $9.8 million.

Note I.  Stock Options and Warrants

On November 10, 2009 our shareholders approved the Second Amended and Restated 2005 Equity Incentive Plan. We have reserved an additional 2.0 million shares of Common Stock for issuance in connection with this plan.  On June 16, 2009 our shareholders approved the Amended and Restated 2005 Equity Incentive Plan. We have reserved an additional 5.0 million shares of Common Stock for issuance in connection with this plan.  As of December 31, 2009, there were $10.5 million shares reserved for issuance in connection with this plan.

During the period from April 15, 2009 to June 8, 2009, we granted approximately 3.2 million options to directors and officers at exercise prices that varied from $1.11 to $1.78 (exercise price was determined by using the closing stock price on the day of grant), but the grants were subject to our stockholders’ approval of an amendment to increase the number of shares in our 2005 Equity Incentive Plan.  Stockholders’ approval was obtained on June 16, 2009 on which date the stock price was $1.57.  The stock-based compensation expense related to these grants was approximately $2.2 million for the year ended December 31, 2009.

On September 11, 2009 we granted 750,000 options to a director at an exercise price of $3.38 (exercise price was determined by using the closing stock price on the day of grant), but the grant was subject to stockholder approval, which was obtained on November 10, 2009 on which date the stock price was $3.11.  The stock-based compensation expense related to this grant was approximately $185,000 for the year ended December 31, 2009.

Options that were granted to three officers and an employee, who resigned during the second quarter, would have otherwise expired in thirty or ninety days subsequent to the resignation date, based on the equity incentive plan under which the options were issued, but were extended to dates mutually agreed upon in the respective separation agreements, as permitted under the respective plan.  The modifications resulted in additional stock-based compensation expense of approximately $843,000 in the year ended December 31, 2009.

Options that were granted to four directors, who resigned in March 2009, would have otherwise expired on the date of resignation or in thirty days based on the equity incentive plan under which the options were issued, but were extended to the original expiration dates set forth for the respective options, as permitted under the respective plan.  The modifications resulted in additional stock-based compensation expense of approximately $123,000 in the year ended December 31, 2009.

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

INDEX

As a condition to the closing of the Loan Agreement, we issued Warrants to purchase an aggregate of 277,778 shares of our Common Stock, at an exercise price of $0.01 per share, to PAB and a designee of a participant in the loan.  The Warrants expire on July 26, 2014.  The Warrants were valued at approximately $564,000, using the Black-Scholes valuation model. PAB exercised their portion of the warrants and were granted 166,102 shares of our Common Stock.

On November 12, 2009, Kien Huat has, with our consent, assigned its Option Matching Rights to a director with respect to an existing option to purchase 250,000 shares of our Common Stock at an exercise price of $1.14 per share.  The Option Matching rights expire on April 26, 2014 and were valued at approximately $673,000 using the Black-Scholes valuation model.  As of December 31, 2009, all 250,000 Option Matching Rights granted to the director were outstanding.

Stock-based compensation expense is approximately $5.5 million, $1.1 million and $3.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.  As of December 31, 2009, there was approximately $3.3 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under our plans.  That cost is expected to be recognized over the remaining vesting period of three years.  This expected cost does not include the impact of any future stock-based compensation awards.

During the years ended December 31, 2009, 2008 and 2007 we received approximately $138,000, $13,000 and $18.9 million, respectively, of proceeds from shares of Common Stock issued as a result of the exercise of stock options.  We issued approximately 129,000, 14,000 and 2,546,000 shares of Common Stock as a result of these exercises during the years ended December 31, 2009, 2008 and 2007, respectively.

The following table sets forth the weighted average assumptions used in applying the Black Sholes option pricing model to the option grants in 2009, 2008 and 2007.

	2009	2008	2007
Weighted average fair value of options granted	$1.59	$2.19	$7.35
Expected dividend yield	0%	0%	0%
Expected volatility	104.4%-108.5%	97.4% - 105.6%	82.4% - 85.1%
Risk – free interest rate	1.4% – 3.7%	2.5% - 4.0%	4.1% - 4.9%
Expected life of options	5 - 10 years	5 - 10 years	9 - 10 years

INDEX

The following table reflects stock option activity in 2009, 2008 and 2007.

	Approximate number of shares	Range of exercise prices per share	Weighted average exercise price per share
Options outstanding at January 1, 2007	3,284,000		$ 6.06
Granted in 2007	385,000	$ 4.53 - $8.74	$ 7.35
Exercised in 2007	(47,000)	$ 2.12 - $ 6.75	$ 3.90
Cancelled in 2007	(1,219,000)	$ 2.12 - $ 14.25	$ 7.57
Options outstanding at December 31, 2007	2,403,000		$ 5.54
Granted in 2008	456,000	$ 1.00 - $2.98	$ 2.19
Exercised in 2008	(14,000)	$ 1.00	$ 1.00
Cancelled in 2008	(21,000)	$ 2.12 - $ 6.75	$ 5.78
Options outstanding at December 31, 2008	2,824,000		$ 5.02
Granted in 2009	5,471,000	$ 1.11 - $ 3.38	$ 1.92
Exercised in 2009	(129,000)	$ 1.00 – $ 1.40	$ 1.07
Cancelled in 2009	(86,000)	$ 1.57 - $14.25	$ 4.27
Options outstanding at December 31, 2009	8,080,000		$ 3.00

INDEX

The following table reflects information on stock options outstanding at December 31, 2009.

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Average Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.00	51,250	5.4	$1.00	51,250	$1.00
$1.11	790,000	4.3	$1.11	390,000	$1.11
$1.14	500,000	4.3	$1.14	500,000	$1.14
$1.23	444,000	4.3	$1.23	444,000	$1.23
$1.40	221,250	4.0	$1.40	221,250	$1.40
$1.57	252,000	4.5	$1.57	15,000	$1.57
$1.69	59,166	4.4	$1.69	59,166	$1.69
$1.78	1,500,000	7.7	$1.78	500,000	$1.78
$1.88	18,750	7.9	$1.88	18,750	$1.88
$2.01	100,000	4.6	$2.01	100,000	$2.01
$2.12	28,900	3.0	$2.12	28,900	$2.12
$2.22	10,000	3.2	$2.22	10,000	$2.22
$2.61	300,000	4.7	$2.61	---	$2.61
$2.67	22,500	6.8	$2.67	22,500	$2.67
$2.93	500,000	4.6	$2.93	---	$2.93
$2.98	202,500	3.0	$2.98	168,333	$2.98
$3.38	750,000	4.7	$3.38	---	$3.38
$3.93	35,000	2.5	$3.93	35,000	$3.93
$3.99	1,214,092	2.4	$3.99	1,214,092	$3.99
$4.02	15,000	5.6	$4.02	15,000	$4.02
$4.26	55,000	6.2	$4.26	55,000	$4.26
$4.53	30,000	7.6	$4.53	30,000	$4.53
$5.10	15,000	5.9	$5.10	15,000	$5.10
$5.25	25,000	7.6	$5.25	25,000	$5.25
$5.53	163,334	3.5	$5.53	163,334	$5.53
$6.75	228,600	5.9	$6.75	228,600	$6.75
$7.00	45,000	3.6	$7.00	45,000	$7.00
$7.40	240,000	6.1	$7.40	240,000	$7.40
$8.26	30,000	2.3	$8.26	30,000	$8.26
$8.51	40,000	5.0	$8.51	40,000	$8.51
$8.63	10,000	4.6	$8.63	10,000	$8.63
$8.74	80,000	6.5	$8.74	75,000	$8.74
$11.97	40,000	4.2	$11.97	40,000	$11.97
$14.25	64,000	4.4	$14.25	64,000	$14.25
	8,080,342		$3.00	4,854,175	$3.44

INDEX

Note J.  Income Taxes

We and all of our subsidiaries file a consolidated income tax return. At December 31, 2009 and 2008, the estimated deferred income tax assets and liability were comprised of the following:

	2009		2008
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards		$67,472		$65,180
Stock – based compensation		4,158		1,884
Allowance for doubtful accounts		336		---
Charitable contributions		136		132
Depreciation		(7)		6
Net deferred tax assets		72,095		67,202
Valuation allowance		(72,095)		(67,202)
Deferred tax assets, net	$	---	$	----

The following is a reconciliation of the federal statutory tax rate to our effective tax rate:

	Year ended December 31,
	2009	2008	2007
Tax provision at federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net	9.0%	9.0%	9.0%
Permanent items	2.3%	0.3%	1.5%
Change in valuation allowance	(46.3)%	(44.3)%	(45.5)%
Effective tax rate	0.0%	0.0%	0.0%

There are limits on our ability to use our current net operating loss carry forwards, potentially increasing future tax liability.  As of December 31, 2009, we had net operating loss carry forwards of approximately $153 million that expire between 2010 and 2029.   The 2004 merger of our operations with Catskills Development LLC and the investment by Kien Huat in 2009 may not permit us to use the entire amount of our net operating losses due to the change in control of the Company within the meaning of the tax laws.

As of December 31, 2009, we do not have any uncertain tax positions. As a result, there are no unrecognized tax benefits as of December 31, 2009. If we were to incur any interest and penalties in connection with income tax deficiencies, we would classify interest in the "interest expense" category and classify penalties in the "non-interest expense" category within the consolidated statements of operations.

We file tax returns in the U.S. federal jurisdiction and in various states. All of our federal and state tax filings as of December 31, 2008 have been timely filed.  We are subject to U.S. federal or state income tax examinations by tax authorities for years after 2005.  During the periods open to examination, we have net operating loss and tax credit carry forwards that have attributes from closed periods. Since these net operating loss and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

Note K. Concentration

Two debtors, New York OTB and New Jersey Sports and Exposition Authority, represented approximately 12% and 11%, respectively of the total outstanding accounts receivable as of December 31, 2009 and two debtors, New York OTB and Nassau OTB, represented approximately 41% and 18% of the total outstanding accounts receivable as of December 31, 2008.

INDEX

Note L. Employee Benefit Plan

Our eligible employees may participate in a Company-sponsored 401(k) benefit plan. This plan covers substantially all employees not eligible for plans resulting from collective bargaining agreements and permits employees to defer up to 15% of their salary up to statutory maximums. The plan also provides for matching contributions by us of up to 100% of salary deferrals that do not exceed 3% of compensation plus 50% of salary deferrals between 3% and 5% of compensation. Effective with the payroll period beginning March 23, 2009 and May 4, 2009, we amended our plan to discontinue Company matching contributions for salaried and hourly employees, respectively.  Matching contributions for the years ended December 31, 2009, 2008 and 2007 were approximately $63,000, $215,000 and $213,000, respectively. As of December 31, 2009, 86 employees participated in the plan.

Note M.  Commitments and Contingencies

Legal Proceedings

Empire Resorts, Inc. v. The Bank of New York Mellon Corporation and The Depository Trust Company

On August 5, 2009, we filed a declaratory judgment action against the beneficial owners of the Notes, as well as The Depository Trust Company and the Trustee, in the Supreme Court of the State of New York in Sullivan County, which we refer to as the “Action.”  In the complaint, we seek a judicial determination that (1) no Holder, as defined under the Indenture, delivered a Put Notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture prior to the close of business on July 31, 2009, and that (2) Plainfield, Highbridge and Whitebox may not and have not accelerated the Notes or invoked certain other consequences of a default.  In October 2009, we entered into a stipulation in connection with the Action.  Pursuant to the stipulation, we agreed to discontinue our claims against the Consenting Defendants, who represent substantially all of the outstanding principal amount of the Notes, including Plainfield, Highbridge and Whitebox, without prejudice, and Plainfield, Highbridge and Whitebox agreed to withdraw the notices of default and acceleration of the Notes that they sent to us on August 3 and August 11, 2009. The Consenting Defendants have further agreed to (i) be bound by any final non-appealable judgment with respect to the declaratory judgment sought by us against The Depository Trust Company and the Trustee, and (ii) not to commence any action or proceeding concerning the subject matter of the declaratory judgment until there has been a final non-appealable judgment with respect to the declaratory judgment sought by us.

On October 16, 2009, the Trustee and The Depository Trust Company answered the complaint, denying that we are entitled to the determination sought in the Action.  On October 27, 2009, the Trustee and The Depository Trust Company filed a motion for summary judgment, seeking a determination that the Notes were properly put to us for repurchase on July 31, 2009. On December 3, 2009, we filed opposition papers and a cross-motion for summary judgment, requesting that the Court determine that the Holders of the Notes have failed to properly exercise any option to require that we repurchase the Notes by reason of a Holder put right exercisable prior to the close of business on July 31, 2009, and, as a consequence, that we are not in default of the Indenture.

On November 5, 2009, the Trustee filed (i) an amended answer, (ii) a counterclaim against us and (iii) a third party complaint against Alpha Monticello, Inc., Alpha Casino Management Inc., Monticello Raceway Development, Monticello Casino Management, Mohawk Management, LLC, and Monticello Raceway Management, as guarantors of our obligation under the Notes. The amended answer again denied that we are entitled to the determinations which we seek in the Action.  The counterclaim and third party complaint seek (a) a declaration that we are in default under the Indenture for failure to repurchase the Notes upon the purported exercise of the Holders’ put right under the Indenture and that the Trustee has properly accelerated the Notes in accordance with the terms of the Indenture, and (b) damages, including all unpaid principal and interest on the Notes, prejudgment interest and costs and expenses in bringing the action, including attorney’s fees.  On February 1, 2010, the Company and the Guarantors filed a reply to the counterclaim and answer to the third party complaint denying liability and asserting certain affirmative defenses.

INDEX

We are unable to predict the length of time the Supreme Court of New York may take to resolve the pending motions and cross-motion for summary judgment or to ultimately resolve the pending dispute, or the length of time it will take for the Third Judicial Department of the Appellate Division, or the State of New York Court of Appeals, to issue a final, non-appealable judgment.  In the event that a final non-appealable ruling is issued declaring that the right to demand repurchase of the Notes had been validly exercised, we would not have an immediate source of funds from which to pay our obligations under the Notes, and no assurance can be made that other sources of financing will be available at such time on commercially reasonable terms, if at all, to satisfy our obligations under the Notes.

Empire Resorts, Inc. v. Joseph E. Bernstein

On January 7, 2010, we filed a complaint against Joseph E. Bernstein, our former Chief Executive Officer, in the United States District Court for the Southern District of New York.  In the complaint, we are seeking injunctive relief, unspecified monetary damages and a judgment declaring that Mr. Bernstein is bound by the non-competition restrictions in his employment agreement. Prior to the expiration of his employment agreement, Mr. Bernstein had made numerous financial demands on us.  After we refused his demands, Mr. Bernstein issued a 17-page letter to the New York State Racing and Wagering Board making numerous accusations against us and certain of our directors (the “R&W Letter”), which we maintain are false and baseless.  In the R&W Letter, Mr. Bernstein reveals our confidential and proprietary information and discloses confidential attorney-client privileged communications.  We are cooperating fully with the New York State Racing and Wagering Board with respect to their investigation into this matter.  We are seeking relief from Mr. Bernstein for his alleged: (i) breach of his employment agreement caused by his dissemination of our confidential information in contravention of the terms of the employment agreement as a result of his widespread dissemination of the R&W Letter, (ii) breach of his fiduciary duties to us caused by his improper use of and dissemination of the R&W Letter, (iii) violation of his good faith and loyalty obligations to us as a result of, among other things, disclosing confidential information and attorney-client privileged information of us as a result of his dissemination of the R&W Letter, and (iv) tortious interference with prospective business relations caused by Mr. Bernstein’s attempted interference with our business relations with the St. Regis Mohawk Tribe.  Prior to issuance of the R&W Letter, we received a letter from Mr. Bernstein’s counsel alleging that we breached Mr. Bernstein’s employment agreement and summarizing Mr. Bernstein’s claims against the Company.  As of the date hereof, Mr. Bernstein has not asserted any claims against us in court.

Other Proceedings

We are a party from time to time to various other legal actions that arise in the normal course of business.  In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

Employment and Consulting Agreements

We have entered into consulting agreements with three members of our Board.  Kien Huat as part of the Investment Agreement appointed two of the Board members, and the other owns in excess of 3% of our Common Stock. The consulting agreement with our Chairman of the Board, appointed by Kien Huat, is with his consulting and legal firm (“Consultant”) and requires the Consultant to provide guidance with the development of casinos and Native American and government relations. The term is for one year, expires August 31, 2010, and provides for annual consideration to the Consultant of $120,000 payable in equal monthly installments. We recorded $40,000 for services rendered by the Consultant during the year ended December 31, 2009. The other director appointed by Kien Huat provides consulting services to us for the expansion of our gaming presence and the development of casinos (“Consulting Agreement”).  The Consulting Agreement provides for an annual consideration of $300,000, paid in equal monthly installments.  The Consulting Agreement is for a term of three years and expires in August 2012.  We recorded approximately $110,000 for services rendered pursuant to this agreement during the year ended December 31, 2009.  The director was paid in January 2010 for the services provided in 2009.  The third consulting agreement requires the director to provide certain consulting services to us.  In consideration for these services, we have agreed to pay the director $12,500 per month, or $150,000 annually, and granted the director an option to purchase 500,000 shares of our Common Stock pursuant to our 2005 Equity Incentive Plan, which are vesting on August 31, 2010.  This consulting agreement expires on August 31, 2010.  The director waived all consideration payable under this agreement in 2009.

INDEX

Future minimum payments applicable to employment contracts with our chief executive officer and other executive officers and consulting agreements with members of our Board are as follows (Dollars in thousands):

	Employment Contracts	Consulting Agreements	Total
2010	$819	$480	$1,299
2011	844	300	1,144
2012	600	190	790
	$2,263	$970	$3,233

Litigation Trust

On January 12, 2004, in order to better focus on the development of a VGM facility at the Raceway and current business, all interests of the plaintiffs, including any interest of Empire, with respect to litigation against Caesars Entertainment, Inc. were transferred to a liquidating Litigation Trust.

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

On October 21, 2008, we were advised that a decision rendered in the case which involved the Litigation Trust was adverse to the position of the Trust.  As a result, it appears very unlikely that we will recover any of the amounts advanced to the Trust.  This had no affect on our consolidated financial statements as we have provided for a full valuation reserve against those advances as they were made.  We wrote off the receivable against the previously recorded valuation allowance at December 31, 2008.

Note N.  Subsequent Events

On February 23, 2010, our Board authorized the issuance of 74,705 shares of our Common Stock in payment of dividends on our Series B Preferred Stock for 2009. The value of these shares when issued was approximately $137,000.

INDEX

Note O.  Unaudited Quarterly Data (in thousands)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Net revenue	$14,715	$16,777	$20,926	$15,216
Net loss	(2,095)	(4,226)	(1,580)	(2,674)
Net loss applicable to common shares	(2,483)	(4,614)	(1,968)	(3,061)
Net loss per common share, basic and diluted	(0.07)	(0.14)	(0.05)	(0.04)

2008
Net revenue	$16,034	$17,948	$20,648	$13,921
Net loss	(3,840)	(1,995)	(2,094)	(2,680)
Net loss applicable to common shares	(4,228)	(2,383)	(2,482)	(3,067)
Net loss per common share, basic and diluted	(0.14)	(0.08)	(0.07)	(0.09)

2007
Net revenue	$18,715	$20,063	$22,911	$15,611
Net loss	(4,251)	(3,274)	(2,153)	(14,971)
Net loss applicable to common shares	(4,639)	(3,662)	(2,541)	(15,358)
Net loss per common share, basic and diluted	(0.16)	(0.12)	(0.09)	(0.52)

INDEX

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

We carried out an evaluation required by Rule 13a-15 of the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Empire Resorts, Inc.’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Annual Report.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

INDEX

Additionally, Friedman LLP, an independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2009.  This report is included in Item 8 of this Annual Report on Form 10-K.

Item 9B.	Other Information.

On November 10, 2009, the Company held a special stockholders’ meeting in New York, New York.

The first order of business was to consider and vote upon a proposal to approve the issuance of 27,701,852 shares of the Company’s Common Stock to Kien Huat for consideration of $44 million, pursuant to the Investment Agreement, as well as the issuance of any additional shares of our Common Stock to the Kien Huat as may be necessary pursuant to certain matching rights provided for under the Investment Agreement (the “KHRL III Share Issuance”) for the purposes of NASDAQ Marketplace Rule 5635(b), which passed based upon the following tabulations of votes:

FOR	AGAINST	ABSTAIN
17,340,725	380,172	6,920,785

The second order of business was to consider and vote upon a proposal to approve the KHRL III Share Issuance for the purposes of NASDAQ Marketplace Rule 5635(d), which passed based upon the following tabulations of votes:

FOR	AGAINST	ABSTAIN
17,339,192	382,730	6,919,760

The third order of business was to consider and vote upon a proposal to amend our Certificate of Incorporation, as amended, to increase our authorized capital stock from 80,000,000 shares, consisting of 75,000,000 shares of our Common Stock and 5,000,000 shares of preferred stock, par value $0.01 per share, to a total of 100,000,000 shares, consisting of 95,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, which passed based upon the following tabulations of votes:

FOR	AGAINST	ABSTAIN
24,131,278	398,677	111,727

The fourth order of business was to consider and vote upon a proposal to amend our Amended and Restated 2005 Equity Incentive Plan (the “2005 Equity Incentive Plan”) to increase the number of shares of our Common Stock subject to the 2005 Equity Incentive Plan by 2,000,000 shares to 10,500,000 shares, which passed based upon the following tabulations of votes:

FOR	AGAINST	ABSTAIN
15,081,316	2,633,856	6,926,510

INDEX

The fifth order of business was to consider and vote upon a proposal to grant to Au Fook Yew of an option to purchase 750,000 shares of our Common Stock and the issuance of up to 250,000 shares of our Common Stock to Mr. Au pursuant to certain matching rights provided for under the Investment Agreement in accordance with the applicable NASDAQ Marketplace Rules (the “Au Issuance”) for the purposes of NASDAQ Marketplace Rules 5635(b), which passed based upon the following tabulations of votes:

FOR	AGAINST	ABSTAIN
17,313,247	452,062	6,876,373

The sixth order of business was to consider and vote upon a proposal to approve the Au Issuance for the purposes of NASDAQ Marketplace Rules 5635(d), which passed based upon the following tabulations of votes:

FOR	AGAINST	ABSTAIN
17,298,904	462,250	6,880,528

The seventh order of business was to consider and vote upon a proposal to approve the Au Issuance for the purposes of NASDAQ Marketplace Rules 5635(c), which passed based upon the following tabulations of votes:

FOR	AGAINST	ABSTAIN
17,302,965	459,544	6,879,173

Pursuant to applicable Nasdaq Marketplace Rules and the terms of a custodial arrangement for its shares of our Common Stock, Kien Huat was only permitted to vote its 6,804,188 shares held as of the record date for the special stockholders’ meeting with respect to the proposal to amend our Certificate of Incorporation and was required to abstain on all other matters.

INDEX

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Joseph A. D’Amato	62	Chief Executive Officer and Chief Financial Officer
G. Michael Brown	67	Chairman of the Board(1)
Au Fook Yew	59	Director(2)
Ralph J. Bernstein	52	Director(1)
Louis R. Cappelli	58	Director(2)
Paul A. deBary	63	Director(1)
Nancy A. Palumbo	49	Director(2)
James Simon	63	Director(3)
Clifford A. Ehrlich	50	President and General Manager of Monticello Raceway Management
Charles Degliomini	51	Executive Vice President
_____________

(1)	Class I Director

(2)	Class II Director

(3)	Class III Director

In January 2004, we amended our certificate of incorporation and bylaws to create a staggered Board.  The amendment provided for the creation of three classes of directors, as nearly equal in size as possible.  Upon their initial election, Class I directors were to hold office for a term expiring in one year, at the 2004 annual meeting of stockholders; Class II directors were to hold office for a term expiring in two years, at the 2005 annual meeting of stockholders; and Class III directors were to hold office for a term expiring in three years, at the 2006 annual meeting of stockholders.  Commencing at the 2004 annual meeting of stockholders, our stockholders elect only one class of directors each year, beginning with Class I directors in 2004, with each director so elected holding office for a term of three years.

The business experience of each or our directors and executive officers is as follows:

Joseph A. D’Amato.  Joseph A. D’Amato, age 62, has served as our Chief Executive Officer since January 2010 and as our Chief Financial Officer since September 2009.  Prior to his employment with the Company, Mr. D’Amato most recently served as the Chief Executive Officer of Mount Airy Casino Resort in Pennsylvania, from 2007 to 2009, and as Chief Financial Officer of the Seneca Gaming Corporation in Western New York from 2002 to 2005 and as its Chief Operating Officer from 2005 to 2007. During his earlier career in the gaming industry, Mr. D’Amato served in various executive capacities with the Trump Entertainment, Park Place and Golden Nugget organizations. From 1970-1975, Mr. D’Amato was a Senior Auditor at Ernst & Young. Mr. D’Amato has participated in raising over $2 billion in the public and bank finance markets, and has extensive experience with Sarbanes Oxley and the filing requirements and regulations of the SEC. He has been a CPA in New Jersey and Pennsylvania and received an MS in Taxation from Widener University in 1985, an MBA (Finance) from LaSalle University in 1978, and a BS in Business Administration from LaSalle University in 1970.

G. Michael Brown.  G. Michael Brown, age 67, has served as non-executive Chairman of the Board of the Company since August 2009. He is currently a partner in the law firm of G. Michael Brown & Associates, a general practice concentrating on casino gaming law. Mr. Brown is admitted to practice law in New York and New Jersey. Previously, Mr. Brown served as Director of the Division of Gaming Enforcement in the Office of the Attorney General of the State of New Jersey, as counsel to the Board of Inquiry into Casinos in Melbourne, Australia, and as a consultant to the Treasurer of Queensland, Australia. He has also served as US counsel for Genting Berhad and as counsel and consultant to American casino interests in New Jersey, Nevada, Connecticut, Australia, the Bahamas, Canada, Jamaica, the U.K., and other foreign jurisdictions. Mr. Brown previously served as President and Chief Executive Officer of Foxwoods Resort Casino, President and Chief Executive Officer of Seneca Gaming Corp., and as a strategic advisor to other casinos.  Mr. Brown attended college at the Franciscan University, Steubenville, Ohio (1964), and received an LL.B. (1967) and J.D. (1969) from Seton Hall University School of Law in Newark, New Jersey. He is a Past President of the International Association of Gaming Attorneys.

INDEX

Au Fook Yew.  Au Fook Yew, age 59, was appointed as a Director of the Company in August 2009.  Mr. Au is a director and advisor to a number of companies in Asia, Europe and United States which are involved in resorts, casinos, cruises, marine engineering and investment holding.  In addition Mr. Au is and has been a director of a number of affiliates of Kien Huat for about the past 30 years. After stepping down in 2000 from all companies affiliated with Kien Huat, Mr. Au recently rejoined in May 2009 the Board of Star Cruises Ltd, a Hong Kong publicly listed affiliate of Kien Huat as an independent director.  Mr. Au received an MBA from the Harvard Business School in 1974 and a B.Sc. (Hons.) in Chemical Engineering from the University of Birmingham, UK, in 1972.

Ralph J. Bernstein. Ralph J. Bernstein, age 52, is the managing director of Bernstein Capital, LLC, an investment firm. Mr. Bernstein is the co-founder of Americas Partners and the New York Land Company, both real estate and investment firms.  Mr. Bernstein also serves as a director for Air Methods Corporation.  Mr. Bernstein received a B.A. in economics from the University of California at Davis. Mr. Bernstein has served as a director since August 2003.

Louis R. Cappelli.  Louis R. Cappelli, 58, is the managing member of Convention Hotels, LLC. Mr. Cappelli has been active in the real estate development and construction business for over 30 years. Between 1995 and 2000, Mr. Cappelli developed the Stamford Ridgeway Mall, Stamford Greyrock Towers, New Roc City, 1166 Avenue of the Americas, Talleyrand Apartments, The Landing @ Dobbs Ferry, Ridgeview Apartments, 140 Grand Street and 360 Hamilton Avenue. Between 2001 and 2009, Mr. Cappelli developed, and is currently developing, White Plains City Center, Trump Plaza New Rochelle, The Ritz-Carlton Hotel, The Residences at The Ritz-Carlton, Westchester, and The Lofts at New Roc.  Mr. Cappelli received a Bachelor of Science in Civil Engineering from The University of Notre Dame in 1973 and is a Professional Engineer in the State of New York. Mr. Cappelli has served as a director since March 2009.

Paul A. deBary. Paul A. deBary, 63, is a managing director at Marquette deBary Co., Inc., a New York based broker-dealer, where he serves as a financial advisor for state and local government agencies, public and private corporations and non-profit organizations.  Prior to assuming his current position, Mr. deBary was a managing director in the Public Finance Department of Prudential Securities from 1994 to 1997.  Mr. deBary was also a partner in the law firm of Hawkins, Delafield & Wood in New York from 1975 to 1994.  Mr. deBary received an AB in 1968, and an M.B.A. and J.D. in 1971 from Columbia University.  Mr. deBary is a member of the American Bar Association, the New York State Bar Association and the Association of the Bar of the City of New York.  Mr. deBary is also a member of the Board of Managers of Teleoptic Digital Imaging, LLC, and serves as a director of several non-profit organizations, including New Neighborhoods, Inc., AA Alumni Foundation and the Society of Columbia Graduates.  Mr. deBary also serves as Chairman of the Board of Ethics of the Town of Greenwich, Connecticut.  Mr. deBary has served as a director since March 2002.

Nancy A. Palumbo.  Nancy A. Palumbo, age 49, serves as president of Green Planet Group, which advises firms on renewable energy strategies. She previously served as a top-level executive in New York State government for many years. Ms. Palumbo is a former Director of the New York State Lottery and former senior executive at the New York State Department of Parks and Recreation. Prior to joining Green Planet, Palumbo served as the General Manager of Walker Digital Lottery. She has also served as the Senior Vice President for Strategic Marketing and Corporate Communications for the New York Daily News. As Director of the New York State Lottery from 2004 to 2006, she managed and operated a $6 billion a year business and oversaw the opening of six Video Gaming facilities throughout New York. Prior to joining the New York State Lottery, she was Executive Deputy Commissioner of the New York State Office of Parks, Recreation and Historic Preservation for nine years and was an innovator of public-private partnerships to expand service in the parks. She is a graduate of St. Bonaventure University.  Ms. Palumbo has served as a director since June 2009.

INDEX

James Simon.  James Simon, age 63, has served as a director of the Company since August 2007.  Mr. Simon has served as President and Chief Executive Officer of J. Simon & Associates Inc., a management and marketing consulting firm, since 1992.  He has also served as President and Chief Executive Officer of Strategic Marketing Consultants, Inc., a management and marketing consulting firm that he co-founded in 1994.  Mr. Simon is a former executive of the Direct Response Group, Capital Holding Corp., a financial services conglomerate, and American Airlines where he held senior marketing management positions.  He also was a career US Army officer, and during his last six years as a US Army officer he led marketing efforts to reposition the recruiting efforts from a draft environment to an all-recruited force.  Mr. Simon has a B.G.S. undergraduate degree from University of Nebraska and an M.S. graduate degree from University of Kansas.

Clifford A. Ehrlich.  Clifford A. Ehrlich, age 50, has been an employee of the Company since 1995.  In April 2009, he was promoted to President and General Manager of Monticello Raceway Management.  Prior to his promotion, he most recently served as Executive Vice President and General Manager of Monticello Raceway Management since February 2008.  From 1994 through February 2008, he served as Senior Vice President of our subsidiary, Monticello Raceway Management.  From 1981 to 1994, Mr. Ehrlich served as Vice President and an owner of the Pines Resort Hotel & Conference Center in the Catskills.  Mr. Ehrlich has also held the position of executive committee member of the Sullivan County Tourism Advisory Board and served as President of the Catskill Resort Association.  Mr. Ehrlich received a bachelor's degree in business administration with an emphasis in management and marketing from the University of Colorado Business School in 1981.

Charles Degliomini.  Charles Degliomini, 51, has been an employee or consultant of the Company since 2004.  In February 2008, he was promoted to Executive Vice President of Governmental Relations and Corporate Communications.  Previously, he was Senior Vice President of Sales and Marketing of eLottery, Inc., the first firm to advance the technology to facilitate the sales and marketing of governmental lottery tickets on the Internet.  Before taking the position at eLottery, Mr. Degliomini was President and founder of Atlantic Communications, a New York-based corporate and government affairs management company.  Mr. Degliomini served in the General Services Administration (GSA) as Chief of Staff to the Regional Administrator from 1985 to 1998, and was the New York State Communications Director for Reagan-Bush in 1984.  Mr. Degliomini has a B.A. in political science from Queens College and is an M.A. candidate at the New York University School of Public Administration.

Board Qualifications

We believe that the collective skills, experiences and qualifications of our directors provides our Board with the expertise and experience necessary to advance the interests of our stockholders.  While the Corporate Governance and Nominating Committee of our Board does not have any specific, minimum qualifications that must be met by each of our directors, it uses a variety of criteria to evaluate the qualifications and skills necessary for each member of the Board.  In addition to the individual attributes of each of our current directors described below, we believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards.  They should have broad experience at the policy-making level in business, exhibit commitment to enhancing stockholder value and have sufficient time to carry out their duties and to provide insight and practical wisdom based on their past experience.

Each of Messrs. Brown and Au has extensive experience in the gaming industry.  Mr. Brown’s experience as an executive officer of tribal casinos and Mr. Au’s experience as a director of and advisor to resort and casino companies enables each to provide guidance with respect to our gaming operations.

Each of Messrs. Bernstein and Cappelli has a wealth of experience in real estate development, which provides them with insight regarding our efforts to develop a resort and casino.  In addition, Mr. Bernstein also serves as a member of the board of directors of another public company, which experience aids his service to the Board.

Mr. deBary’s years of experience as a financial advisor through his positions as a managing director or partner of financial services firms since 1975 and his post-graduate education provide him with financial and accounting expertise. Mr. deBary qualifies as an audit committee financial expert under SEC guidelines.

INDEX

Through her experience as a top-level executive in New York State government for many years, Ms. Palumbo has a comprehensive understanding of the extensive laws, regulations and ordinances applicable to our gaming business.

Mr. Simon brings marketing and business leadership skills to the Board from his experience as an executive officer of management and marketing consulting firms.

Audit Committee and Audit Committee Financial Expert

We maintain a separately designated audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our audit committee are Paul A. deBary, Nancy A. Palumbo, G. Michael Brown and James Simon.  Mr. deBary is its chairman.  Each member of the audit committee is independent, within the meaning of the National Association of Securities Dealers’ listing standards.  In addition, each audit committee member satisfies the audit committee independence standards under the Exchange Act.

Our Board believes that Mr. Paul A. deBary is an audit committee financial expert, as such term is defined in Item 401(h) of Regulation S-K.

Code of Ethics

We adopted a code of ethics that is available on our internet website (www.empireresorts.com) and will be provided in print without charge to any stockholder who submits a request in writing to Empire Resorts, Inc. Investor Relations, c/o Monticello Casino and Raceway, Route 17B, P.O. Box 5013, Monticello, New York 12701. The code of ethics applies to each of our directors and officers, including the chief financial officer and chief executive officer, and all of our other employees and the employees of our subsidiaries. The code of ethics provides that any waiver of the code of ethics may be made only by our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our Common Stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2009 there were no delinquent filers.

Item 11.	Executive Compensation.

The information required by this Item 11 will be in the Company's definitive proxy materials to be filed with the SEC and is incorporated in this Annual Report on Form 10-K by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information concerning beneficial ownership of our capital stock outstanding at March 22, 2010 by (i) each director of the Company; (ii) each of the Company’s named executive officers, as such term is defined in Item 402(a)(3) of Regulation S-K promulgated under the Exchange Act, (iii) each stockholder known to be the beneficial owner of more than five percent of any class of the Company’s voting securities and (iv) by all directors and executive officers of the Company, as a group.

The information regarding beneficial ownership of our Common Stock has been presented in accordance with the rules of the SEC. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days of March 22, 2010 through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days of March 22, 2010 by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days March 22, 2010. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

INDEX

Name and Address of Beneficial Owner(1)	Common Stock Beneficially Owned			Series B Preferred Stock Beneficially Owned		Series E Preferred Stock Beneficially Owned
	Shares		Percentage	Shares	Percentage	Shares	Percentage
Current Officers

Joseph A. D’Amato	--		--	--	--	--	--

Charles Degliomini	372,769	(2)	*	--	--	--	--

Clifford A. Ehrlich	255,000	(3)	*	--	--	--	--

Current Directors
Au Fook Yew	5,000	(4)	*	--	--	--	--

Ralph J. Bernstein	2,553,243	(5)	3.7%	--	--	--	--

G. Michael Brown	5,000	(6)	*	--	--	--	--

Louis R. Cappelli c/o Cappelli Enterprises, Inc. 115 Stevens Avenue Valhalla, NY 10595	5,464,512	(7)	7.9%	--	--	--	--

Paul A. deBary	322,508	(8)	*	--	--	--	--

Nancy Palumbo	34,583	(9)	*

James Simon	172,020	(10)	*	--	--	--	--

Current Directors and Officers as a Group	9,184,635		13.0%	--	--	--	--

Former Officers

Joseph E. Bernstein	2,076,229	(11)	3.0%	--	--	--	--

David P. Hanlon	1,066,592	(12)	1.5%	--	--	--	--

INDEX

Name and Address of Beneficial Owner(1)	Common Stock Beneficially Owned			Series B Preferred Stock Beneficially Owned		Series E Preferred Stock Beneficially Owned
	Shares		Percentage	Shares	Percentage	Shares	Percentage
Ronald J. Radcliffe.	270,000	(13)	*	--	--	--	--

Eric Reehl	--		--	--	--	--	--

Hilda Manuel	90,167	(14)	*	--	--	--	--

Stockholders

Kien Huat Realty III Limited c/o Kien Huat Realty Sdn Bhd. 22nd Floor Wisma Genting Jalan Sultan Ismail 50250 Kuala Lumpur Malaysia	34,936,357		50.3%	--	--	--	--

Patricia Cohen 6138 S. Hampshire Ct. Windermere, FL 34786	--		--	44,258	100%	--	--

Bryanston Group, Inc. 2424 Route 52 Hopewell Junction, NY 12533	--		--	--	--	1,551,213	89.6%

Stanley Tollman c/o Bryanston Group, Inc. 2424 Route 52 Hopewell Junction, NY 12533	--		--	--	--	152,817	8.8%

_______________
* less than 1%

(1)
Unless otherwise indicated, the address of each stockholder, director, and executive officer listed above is Empire Resorts, Inc., c/o Monticello Casino and Raceway, Route 17B, P.O. Box 5013, Monticello, New York 12701.

(2)
Includes 47,769 shares of Common Stock owned by Fox-Hollow Lane LLC, of which Charles Degliomini is the managing member, and options that are currently exercisable or exercisable within 60 days of March 22, 2010 into 325,000 shares of Common Stock.

INDEX

(3)
Consists of 10,000 shares of our Common Stock owned directly by Clifford A. Ehrlich and options that are currently exercisable or exercisable within 60 days of March 22, 2010 into 245,000 shares of our Common Stock.

(4)	Consists of options that are currently exercisable by Mr. Au or exercisable within sixty days of March 22, 2010 into 5,000 shares of our Common Stock.

(5)
Consists of 2,221,243 shares of our Common Stock owned directly by Ralph J. Bernstein and options that are currently exercisable or exercisable within sixty days of March 22, 2010 into 332,000 shares of our Common Stock.

(6)	Consists of options that are currently exercisable by Mr. Brown or exercisable within sixty days of the date of March 22, 2010 into 5,000 shares of our Common Stock.

(7)
According to a Form 4 filed by Louis R. Cappelli, LRC Acquisition LLC (“LRC”) and Cappelli Resorts LLC on January 6, 2010, Mr. Cappelli has a direct ownership interest of 10,000 shares and an indirect ownership interest in an aggregate of 5,374,512 shares consisting of: (i) 4,200,000 shares owned directly by LRC; and (ii) 1,174,512 shares owned directly by Cappelli Resorts LLC.  Mr. Cappelli has the shared power to dispose of or direct the disposition of 5,374,512 shares of our Common Stock held of record by Cappelli Resorts LLC and by LRC.  Mr. Cappelli also holds options that are currently exercisable or exercisable within 60 days of March 22, 2010 into 80,000 shares of our Common Stock.

(8)
Consists of 82,913 shares of our Common Stock owned directly by Paul deBary, 12,595 shares of our Common Stock held in an individual retirement account for Mr. deBary’s benefit and options that are currently exercisable or exercisable within sixty days of March 22, 2010 into 227,000 shares of our Common Stock.

(9)	Consists of options that are currently exercisable by Ms. Palumbo or exercisable within sixty days of March 22, 2010 into 34,583 shares of our Common Stock.

(10)
Consists of 18,270 shares of our Common Stock owned directly by James Simon and options that are currently exercisable or exercisable within sixty days of the date of March 22, 2010 into 153,750 shares of our Common Stock.

(11)
Consists of (i) 1,272,229 shares of our Common Stock owned directly by Mr. Bernstein (ii) 52,500 shares of our Common Stock held by Mr. Bernstein's wife, Nora Bernstein, as custodian for Mr. Bernstein's children, (iii) 1,500 shares of our Common Stock held by Bernstarz LLC (Mr. Bernstein is the sole member of and holds 100% of the membership interests of Bernstarz LLC) and (iv) 750,000 shares of our Common Stock that are issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of March 22, 2010.

(12)
Consists of options that are currently exercisable into 1,066,592 shares of our Common Stock.  On April 13, 2009, Mr. Hanlon entered into a separation agreement with the Company pursuant to which Mr. Hanlon’s employment with the Company terminated as of April 13, 2009.

(13)
Consists of options that are currently exercisable into 270,000 shares of our Common Stock.  On April 14, 2009, Mr. Radcliffe tendered his resignation, effective June 30, 2009.  Mr. Radcliffe and the Company entered into a separation agreement with respect to Mr. Radcliffe’s resignation.

(14)
Consists of options that are currently exercisable into 90,167 shares of our Common Stock.  On April 30, 2009 Ms. Manuel entered into a separation agreement with the Company pursuant to which Ms. Manuel’s employment with the Company terminated as of April 30, 2009.

INDEX

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Louis R. Cappelli, a member of our Board and the beneficial owner of more than 5% of our Common Stock, is the managing member of Convention Hotels, LLC, Concord’s general partner.  Mr. Cappelli is also the managing member of Cappelli Resorts LLC and Cappelli Resorts II, LLC. Cappelli Resorts LLC is the managing member of Catskill Resort Group LLC, which is the sole member of Convention Hotels LLC, which is the general partner of Concord.  Thus, through his ownership interest in Cappelli Resorts LLC and Cappelli Resorts II, LLC, Mr. Cappelli owns a controlling interest in Concord.  Bruce M. Berg, a former member of our Board, is also a member of Cappelli Resorts LLC.

On February 8, 2008, we entered into the Contribution Agreement, pursuant to which we and Concord, a stockholder that owns more than 5% of our Common Stock, will form a limited liability company (the “LLC”) and enter into an Operating Agreement.  It is estimated that our initial capital contribution and Concord’s initial capital contribution are each valued at not less than $50 million, subject to an appraisal process.  On December 30, 2008, we entered into an amendment the Contribution Agreement to, among other things, extend the termination date of the Contribution Agreement from December 31, 2008 to January 30, 2009, which was further extended to February 28, 2009 pursuant to an amendment dated January 30, 2009, and to delete all other termination provisions.  The Contribution Agreement was terminated as a result of the execution of the Concord Agreement, described below on March 23, 2009.

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

On March 23, 2009, we entered into the Concord Agreement, with Concord, pursuant to which we (or a wholly-owned subsidiary reasonably acceptable to Concord) shall be retained by Raceway Corp., a subsidiary of Concord, to provide advice and general managerial oversight with respect to the operations at a harness horse racing facility to be constructed at the Concord Property.  Under the terms of the Concord Agreement, if the Concord Gaming Facilities commence operations, we are to receive an annual management fee in the amount of $2 million, subject to adjustment, and an annual fee in the amount of two percent of the total revenue wagered with respect to VGMs and/or other alternative gaming located at the Concord Property, net of certain fees and payouts, which we refer to as the “Adjusted Gross Gaming Revenue Payment.”  In the event that the Adjusted Gross Gaming Revenue Payment paid to us is less than $2 million per annum, Concord is to guaranty and pay to us the difference between $2 million and the Adjusted Gross Gaming Revenue Payment distributed to us with respect to such calendar year. In addition, upon a sale or other voluntary transfer of the Concord Gaming Facilities to any person or entity who is not an affiliate of Concord, or the “Buyer,” Raceway Corp. may terminate the Concord Agreement upon payment to us of $25 million; provided, that the Buyer shall enter into an agreement with us whereby the Buyer shall agree to pay the greater of (i) the Adjusted Gross Gaming Revenue Payment or (ii) $2 million per annum to us for the duration of the Term of the Concord Agreement.

On August 19, 2009, we entered into the Investment Agreement with Kien Huat under which Kien Huat agreed to invest up to $55 million in new equity capital in the Company in two tranches in exchange for 34,506,040 shares of our Common Stock, representing, in the aggregate, just under 50% of the voting power of the Company.   Upon the initial closing of the transactions contemplated by the Investment Agreement on August 19, 2009, we issued to Kien Huat 6,804,188 shares of our Common Stock, representing approximately 19.9% of the outstanding shares of our Common Stock on a pre-transaction basis, for aggregate consideration of $11 million.  On November 12, 2009, we issued an additional 27,701,852 shares of our Common Stock to Kien Huat for consideration of $44 million in accordance with the terms of the Investment Agreement.  As a result of the November 12, 2009 closing, Kien Huat owned 34,506,040 shares of our Common Stock, representing just under 50% of the then outstanding voting power of the Company.

INDEX

Under the Investment Agreement entered into between the Company and Kien Huat in August 2009, if any option or warrant outstanding as of August 19, 2009 or November 12, 2009 (or, in limited circumstances, if issued after the such date) is exercised after August 19, 2009, the Kien Huat has the right (following notice of such exercise) to purchase an equal number of additional shares of our Common Stock as are issued upon such exercise at the exercise price for the applicable option or warrant, which right we refer to herein as the “Option Matching Right.”  Kien Huat has, with the Company’s consent, assigned its Option Matching Rights to Mr. Au with respect to an existing option to purchase 250,000 shares of our Common Stock at an exercise price of $1.14 per share.

On September 3, 2009, the Company entered into a consulting agreement with G. Michael Brown & Associates, PC, dated as of September 1, 2009, to provide consulting services to the Company with respect to, among other things, Native American and government relations and the planning and development of a casino on a 29.31 acre site owned by the Company’s subsidiary, Monticello Raceway Management, adjacent to the Company’s Monticello, New York facility.  G. Michael Brown, a member of the Company’s Board, is the President of G. Michael Brown & Associates, PC.  The consulting agreement G. Michael Brown & Associates, PC with provides for a term ending on August 31, 2010.  In consideration of performing the consulting services, the Company will pay to G. Michael Brown & Associates, PC $120,000 annually, payable in equal monthly installments.

On September 11, 2009, the Company entered into a consulting agreement, effective September 1, 2009, with Ralph J. Bernstein, a member of our Board.  Pursuant to this agreement, Mr. Bernstein has agreed to make himself available at all times to provide the Company with certain consulting services.  In consideration of the services to be performed under Mr. Bernstein’s consulting agreement, the Company has agreed to (i) pay to Mr. Bernstein $12,500 per month and (ii) grant to Mr. Bernstein an option to purchase 500,000 shares of the Company's Common Stock pursuant to the Company’s 2005 Equity Incentive Plan, vesting September 1, 2010.  The term of Mr. Bernstein’s consulting agreement expires on August 31, 2010.

Au Fook Yew, a member of our Board, is also a party to a consulting agreement with the Company, dated as of August 19, 2009, pursuant to which Mr. Au has agreed to provide the Company with certain consulting services, including assisting the Company in expanding its presence in the gaming industry and advising the Company on matters related to casino development.  In consideration of the services to be performed under Mr. Au’s consulting agreement, the Company has agreed to pay to Mr. Au $300,000 annually, paid in equal monthly installments.  The term of Mr. Au’s consulting agreement expires on the third anniversary of the date of its execution, unless extended by mutual agreement of the parties.

On July 27, 2009, we entered into an amended and restated loan agreement (the “PAB Loan”), among the Company, the subsidiary guarantors party thereto, The Park Avenue Bank, in its capacity as assignee of Bank of Scotland, and The Park Avenue Bank, as assignee of Bank of Scotland, as agent, which amended and restated our $10.0 million secured credit facility with the Bank of Scotland.  As a condition to the closing of the PAB Loan, we issued warrants to purchase an aggregate of 277,778 shares of our Common Stock, at an exercise price of $0.01 per share, to The Park Avenue Bank and Alan Lee, a designee of Stamford (Victoria) LP, the participant under the PAB Loan.  The Park Avenue Bank and Mr. Lee received warrants to purchase 166,667 shares and 111,111 shares, respectively.  Mr. Lee is the brother-in-law of both Ralph Bernstein, a member of our Board, and Joseph Bernstein, our former Chief Executive Officer.  Eric Reehl, who served as the Company’s Chief Restructuring Officer and Chief Financial Officer at the time we negotiated and entered into the PAB Loan, served as the Acting Chief Financial Officer for Park Avenue Bancorp, Inc., a New York domiciled commercial bank and an affiliate of The Park Avenue Bank.

The Company's audit committee charter provides that the audit committee will review and approve all transactions between the Company and its officers, directors, director nominees, principal stockholders and their immediate family members.  The Company intends that any such transactions will be on terms no less favorable to it than it could obtain from unaffiliated third parties.

The Board evaluates the independence of each nominee for election as a director of our Company in accordance with the Marketplace Rules of the NASDAQ Stock Market LLC (“Nasdaq”).  Pursuant to these rules, a majority of our Board must be “independent directors” within the meaning of the Nasdaq listing standards, and all directors who sit on our Corporate Governance and Nominating Committee, Audit Committee and Compensation Committee must also be independent directors.

INDEX

The Nasdaq definition of independent director includes a series of objective tests, such as the director is not, and was not during the last three years, an employee of the Company and has not received certain payments from, or engaged in various types of business dealings with, the Company.  In addition, as further required by the Nasdaq Marketplace Rules, the Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with such individual’s exercise of independent judgment in carrying out his or her responsibilities as a director.  In making these determinations, the Board reviewed and discussed information provided by the directors with regard to each director’s business and personal activities as they may relate to Company and its management.

As a result, the Board has affirmatively determined that none of our directors has a material relationship with the Company other than (a) Ralph J. Bernstein, who the Board determined is not independent by virtue of his family relationship with Joseph E. Bernstein, the Company’s former Chief Executive Officer; (b) Au Fook Yew, who the Board determined is not independent by virtue of compensation paid to him pursuant to a consulting agreement, dated as of August 19, 2009; and (c) Louis R. Cappelli, who the Board determined is not independent by virtue of his position as the managing member of Convention Hotels, LLC, which is the general partner of Concord.  The Board has also affirmatively determined that all members of our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are independent directors.

Item 14.	Principal Accounting Fees and Services.

Our principal accountant for the audit and review of our annual and quarterly financial statements, respectively, during each of the past two fiscal years was Friedman LLP.  Moreover, the following table shows the fees paid or accrued by us to Friedman LLP during this period.

Type of Service	2009	2008
Audit Fees (1)	$459,000	$534,000
Audit-Related Fees (2)	66,000	58,000
Tax Fees (3)	29,000	54,000
All Other Fees (4)	--	--
Total	$554,000	$646,000

(1)	Comprised of the audit of our annual financial statements and reviews of our quarterly financial statements.

(2)
Comprised of services rendered in connection with our capital raising efforts, registration statements, consultations regarding financial accounting and reporting, audit of the Company’s employee benefit plan and statutory audits.

(3)	Comprised of services for tax compliance and tax return preparation.

(4)	Fees related to other filings with the SEC.

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

Financial Statements

Schedule II – Valuation and Qualifying Accounts

Empire Resorts, Inc. and Subsidiaries

Valuation and Qualifying Accounts

December 31, 2009, 2008 and 2007

(in thousands)

Description	Balance at beginning of year		Addition charged to costs and expenses		Other additions (deductions)		Less deductions		Balance at end of year
Year ended December 31, 2009
Allowance for doubtful accounts	$	---		$763	$	---	$	---		$763
Deferred tax asset valuation allowance		$67,202	$	---		$4,893	$	---		$72,095
Year ended December 31, 2008
Allowance for advances to Litigation Trust		$2,500	$	---		$(2,500)	$	---	$	---
Deferred tax asset valuation allowance		$62,502	$	---		$4,700	$	---		$67,202
Year ended December 31, 2007
Allowance for advances to Litigation Trust		$1,515		$985	$	---	$	---		$2,500
Deferred tax asset valuation allowance		$51,284	$	---		$11,218	$	---		$62,502

Exhibits

3.1	Amended and Restated Certificate of Incorporation, as most recently amended on November 12, 2009. (1)
3.2	Certificate of Amendment of the Certificate of Incorporation, dated June 13, 2001. (5)
3.3	Second Amended and Restated By-Laws, as most recently amended on August 19, 2009. (1)
4.1	Form of Common Stock Certificate. (2)
4.2	Certificate of Designations, Preferences and Rights of Series B Preferred Stock dated July 31, 1996. (5)
4.3	Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated May 29, 1998. (5)
4.4	Certificate of Amendment to the Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated June 13, 2001. (5)
4.5	Certificate of Designations setting forth the Preferences, Rights and Limitations of Series D Preferred Stock, dated February 7, 2000. (10)

INDEX

4.6	Certificate of the Designations, Powers, Preferences and Rights of the Series E Preferred Stock, dated December 10, 2002. (5)
4.7	Certificate of Amendment of Certificate of the Designations, Powers, Preferences and Other Rights and Qualifications of the Series E Preferred Stock, dated January 12, 2004. (5)
4.8	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on March 24, 2008. (16)
4.9	Certificate of Amendment to the Certificate of Designations of Series A Junior Participating Preferred Stock, dated August 19, 2009. (33)
4.10	Rights Agreement, dated as of March 24, 2008, between Empire Resorts, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent. (17)
4.11	First Amendment To Rights Agreement, dated August 19, 2009, by and between Empire Resorts, Inc. and Continental Stock Transfer & Trust Company, as rights agent. (33)
4.12	1998 Stock Option Plan. (3)
4.13	2004 Stock Option Plan. (6)
4.14	Second Amended and Restated 2005 Equity Incentive Plan .(21)
4.15	Indenture dated as of July 26, 2004 among Empire Resorts, Inc., The Bank of New York and the Guarantors named therein. (7)
4.16	Security Agreement dated as of July 26, 2004 between Empire Resorts, Inc., The Bank of New York and the Guarantors named therein. (7)
4.17	Pledge Agreement dated as of July 26, 2004 Empire Resorts, Inc., The Bank of New York and the Guarantors named therein. (7)
4.18	Registration Rights Agreement dated as of July 26, 2004 Empire Resorts, Inc., the Guarantors named therein and Jefferies & Company, Inc. (7)
4.19
Intercreditor Agreement, dated as of January 11, 2005, by and among Bank of Scotland, The Bank of New York, Empire Resorts, Inc., Monticello Raceway Management, Inc., Alpha Monticello, Inc., Alpha Casino Management Inc., Mohawk Management, LLC, Monticello Raceway Development Company, LLC and Monticello Casino Management, LLC. (9)

4.20
Amended and Restated Loan Agreement, dated as of July 27, 2009, among Empire Resorts, Inc., the subsidiary guarantors party thereto, The Park Avenue Bank, in its capacity as assignee of Bank of Scotland, the other lenders party thereto and The Park Avenue Bank, as assignee of Bank of Scotland, as agent for the Banks. (31)

4.21
Amendment No. 1, dated October 9, 2009, to Amended and Restated Loan Agreement, dated as of July 27, 2009, among Empire Resorts, Inc., the subsidiary guarantors party thereto, The Park Avenue Bank, in its capacity as assignee of Bank of Scotland, the other lenders party thereto and The Park Avenue Bank, as assignee of Bank of Scotland, as agent for the Banks. (37)

4.22	Amended and Restated Promissory Note issued on July 27, 2009 by Empire Resorts, Inc. in favor of The Park Avenue Bank, as Bank. (31)

INDEX

4.23
Security Agreement, dated as of January 11, 2005, by Empire Resorts, Inc., Monticello Raceway Management, Inc., Alpha Monticello, Inc., Alpha Casino Management Inc., Mohawk Management, LLC, Monticello Raceway Development Company, LLC and Monticello Casino Management, LLC, in favor of Bank of Scotland. (9)

4.24	First Amendment to Security Agreement, dated as of July 27, 2009, by and among Empire Resorts, Inc., and each of its subsidiaries party thereto in favor of The Park Avenue Bank, as Agent. (31)
4.25	Pledge Agreement, dated as of January 11, 2005, by Empire Resorts, Inc., Alpha Monticello, Inc. and Alpha Casino Management Inc. in favor of Bank of Scotland. (9)
4.26	First Amendment to Pledge Agreement, dated as of July 27, 2009, by and among Empire Resorts, Inc., and each of its subsidiaries party thereto in favor of The Park Avenue Bank, as Agent. (31)
4.27	Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated as of January 11, 2005, by Monticello Raceway Management, Inc., a New York corporation to Bank of Scotland. (9)
4.28	Assignment of Mortgage, dated as of July 27, 2009, by Bank of Scotland PLC in favor of The Park Avenue Bank. (31)
4.29	Side Letter Agreement, dated July 27, 2009, by and between Empire Resorts, Inc. and The Park Avenue Bank. (31)
4.30	Common Stock Purchase Warrant, issued July 27, 2009, by Empire Resorts, Inc. in favor of The Park Avenue Bank. (31)
4.31	Common Stock Purchase Warrant, issued July 27, 2009, by Empire Resorts, Inc. in favor of Alan Lee. (31)
4.32	Investor Rights Agreement, dated as of July 27, 2009, by and among Empire Resorts, Inc., Alan Lee, and The Park Avenue Bank. (31)
4.33
Recapitalization Agreement, dated as of December 10, 2002, by and between Alpha Hospitality Corporation, Alpha Monticello, Inc., Bryanston Group, Inc., Stanley Tollman, Beatrice Tollman and Monty Hundley. (4)

10.1
Declaration of Trust of the Catskill Litigation Trust, dated as of January 12, 2004, made by Catskill Development, L.L.C., Mohawk Management, LLC, Monticello Raceway Development Company, LLC, Empire Resorts, Inc., the trustees and Christiana Bank & Trust Company. (10)

10.2	Line of credit dated January 12, 2004 between Empire Resorts, Inc and Catskill Litigation Trust. (8)
10.3	Promissory Note issued by Catskill Litigation Trust on January 12, 2004 to Empire Resorts, Inc. for the Principal Sum of $2,500,000. (8)
10.4	Agreement to Form Limited Liability Company and Contribution Agreement, among Concord Associates, L.P. and Empire Resorts, Inc., dated as of February 8, 2008. (14)
10.5	Amendment to Agreement to Form Limited Liability Company and Contribution Agreement, among Concord Associates, L.P. and Empire Resorts, Inc., dated as of December 30, 2008. (22)
10.6	Second Amendment to Agreement to Form Limited Liability Company and Contribution Agreement, among Concord Associates, L.P. and Empire Resorts, Inc., dated as of January 30, 2009. (23)
10.7	Stock Purchase Agreement, dated as of March 31, 2008, by and between Empire Resorts, Inc. and LRC Acquisition LLC (18)

INDEX

10.8	Amendment No. 1 to Stock Purchase Agreement, dated as of March 31, 2008, by and between Empire Resorts, Inc. and LRC Acquisition LLC, dated as of April 28, 2008. (19)
10.9	Amendment No. 2 to Stock Purchase Agreement, dated as of March 31, 2008, by and between Empire Resorts, Inc. and LRC Acquisition LLC, dated as of June 26, 2008. (20)
10.10	Agreement, dated as of March 23, 2009, among Concord Associates, L.P. and Empire Resorts, Inc. (25)
10.11	Management Services Agreement by and between Sportsystems Gaming Management at Monticello, LLC and Monticello Raceway Management, Inc. dated as of June 10, 2009. (32)
10.12	Restated Management Services Agreement by and between Monticello Raceway Management, Inc. and Sportsystems Gaming Management at Monticello, LLC dated as of September 30, 2009. (36)
10.13	Letter Agreement by and among Empire Resorts, Inc., Monticello Raceway Management, Inc. and KPMG Corporate Finance LLC dated as of June 3, 2009. (29)
10.14	Investment Agreement, dated as of August 19, 2009, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (33)
10.15	First Amendment and Clarification to the Investment Agreement dated as of September 30, 2009, between Empire Resorts, Inc. and Kien Huat Realty III Limited. (36)
10.16	Registration Rights Agreement, dated as of August 19, 2009, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (33)
10.17	Stockholder Voting Agreement, dated as of August 19, 2009, by and among the stockholders listed on the signature page(s) thereto, Empire Resorts, Inc. and Kien Huat Realty III Limited. (33)
10.18	Employment Agreement dated as of May 23, 2005 between Empire Resorts, Inc. and David P. Hanlon (filed without exhibits or schedules, all of which are available upon request, without cost). (11)
10.19	Separation Agreement, dated as of April 13, 2009, between Empire Resorts, Inc. and David P. Hanlon. (26)
10.20	Consulting Agreement, dated as of April 13, 2009, between Empire Resorts, Inc. and David P. Hanlon. (26)
10.21	Employment Agreement dated as of May 23, 2005 between Empire Resorts, Inc. and Ronald J. Radcliffe. (11)
10.22	Separation and Release Agreement, dated as of April 14, 2009, between Empire Resorts, Inc. and Ronald J. Radcliffe. (27)
10.23	Amendment No. 1, dated as of August 12, 2009, to the Separation and Release Agreement, dated as of April 14, 2009, by and between Empire Resorts, Inc. and Ronald J. Radcliffe. (32)
10.24	Agreement and Release, dated as of April 29, 2009, between Empire Resorts, Inc. and Hilda A. Manuel. (28)
10.25	Consulting Agreement, dated as of April 29, 2009, between Empire Resorts, Inc. and Hilda A. Manuel. (28)

INDEX

10.26	Letter Agreement, dated as of April 8, 2009, between Empire Resorts, Inc. and Eric Reehl. (26)
10.27	Amended and Restated Letter Agreement, dated as of April 8, 2009, between Empire Resorts, Inc. and Nima Asset Management LLC. (30)
10.28	Employment Agreement, dated as of June 1, 2009, between Empire Resorts, Inc. and Joseph E. Bernstein. (29)
10.29	Employment Agreement, dated as of June 29, 2009, by and between Empire Resorts, Inc. and Charles Degliomini. (32)
10.30	Employment Agreement, dated as of June 29, 2009, by and between Empire Resorts, Inc. and Clifford Ehrlich. (32)
10.31	Consulting Agreement, dated as of August 19, 2009, by and between Empire Resorts, Inc. and Colin Au. (33)
10.32	Consulting Agreement, dated as of September 1, 2009, by and between Empire Resorts, Inc. and G. Michael Brown & Associates, PC. (34)
10.33	Amended and Restated Employment Agreement, dated as of December 24, 2009, by and between Joseph A. D’Amato and Empire Resorts, Inc. (38)
10.34	Consulting Agreement, dated as of September 1, 2009, by and between Empire Resorts, Inc. and Ralph J. Bernstein. (35)
21.1	List of Subsidiaries. (1)
23.1	Consent of Independent Registered Accounting Firm. (1)
31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer. (1)
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer. (1)

_____________

(1)	Filed herewith.

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

(3)	Incorporated by reference to Empire Resorts, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on August 25, 1999.

(4)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on January 16, 2003.

(5)	Incorporated by reference to Empire Resorts, Inc.’s Form 10-KSB for the year ended December 31, 2003, filed with the SEC on March 30, 2004.

(6)	Incorporated by reference to Empire Resorts, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 28, 2004.

INDEX

(7)	Incorporated by reference to Empire Resorts, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(8)	Incorporated by reference to Empire Resorts, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

(9)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on January 14, 2005.

(10)	Incorporated by reference to Empire Resorts, Inc.’s Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 3, 2005.

(11)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on May 27, 2005.

(12)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K/A, filed with the SEC on December 15, 2005.

(13)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with SEC on June 25, 2007.

(14)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on February 11, 2008.

(15)	Incorporated by reference to Empire Resorts, Inc.’s Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008.

(16)	Incorporated by reference to Empire Resorts, Inc.’s Registration Statement on Form 8-A, filed on March 24, 2008

(17)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on March 24, 2008.

(18)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on April 2, 2008.

(19)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on April 29, 2008.

(20)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2008.

(21)	Incorporated by reference to Appendix B to Empire Resorts, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 8, 2009.

(22)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on December 30, 2008.

(23)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on February 5, 2009.

(24)	Incorporated by reference to Empire Resorts, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 13, 2009.

(25)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on March 24, 2009.

INDEX

(26)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on April 14, 2009.

(27)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on April 17, 2009.

(28)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on May 1, 2009.

(29)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on June 9, 2009.

(30)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on July 10, 2009.

(31)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on July 30, 2009.

(32)	Incorporated by reference to Empire Resorts, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 17, 2009.

(33)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on August 19, 2009.

(34)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on September 4, 2009.

(35)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on September 16, 2009.

(36)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on October 5, 2009.

(37)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on October 14, 2009.

(38)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on December 24, 2009.

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESORTS, INC.

By:	/s/ Joseph A. D’Amato
	Name:	Joseph A. D’Amato
	Title:	Chief Executive Officer and Chief Financial Officer
	Date:	March 24, 2010

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph A. D’Amato	Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)	March 24, 2010
Joseph A. D’Amato

/s/ G. Michael Brown	Chairman	March 24, 2010
G. Michael Brown

/s/ Au Fook Yew	Director	March 24, 2010
Au Fook Yew

/s/ Ralph J. Bernstein	Director	March 24, 2010
Ralph J. Bernstein

/s/ Louis R. Cappelli	Director	March 24, 2010
Louis R. Cappelli

/s/ Paul A. deBary	Director	March 24, 2010
Paul A. deBary

/s/ Nancy A. Palumbo	Director	March 24, 2010
Nancy A. Palumbo

/s/ James Simon	Director	March 24, 2010
James Simon

INDEX

Index to Exhibits

3.1	Amended and Restated Certificate of Incorporation, as most recently amended on November 12, 2009. (1)
3.2	Certificate of Amendment of the Certificate of Incorporation, dated June 13, 2001. (5)
3.3	Second Amended and Restated By-Laws, as most recently amended on August 19, 2009. (1)
4.1	Form of Common Stock Certificate. (2)
4.2	Certificate of Designations, Preferences and Rights of Series B Preferred Stock dated July 31, 1996. (5)
4.3	Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated May 29, 1998. (5)
4.4	Certificate of Amendment to the Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated June 13, 2001. (5)
4.5	Certificate of Designations setting forth the Preferences, Rights and Limitations of Series D Preferred Stock, dated February 7, 2000. (10)
4.6	Certificate of the Designations, Powers, Preferences and Rights of the Series E Preferred Stock, dated December 10, 2002. (5)
4.7	Certificate of Amendment of Certificate of the Designations, Powers, Preferences and Other Rights and Qualifications of the Series E Preferred Stock, dated January 12, 2004. (5)
4.8	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on March 24, 2008. (16)
4.9	Certificate of Amendment to the Certificate of Designations of Series A Junior Participating Preferred Stock, dated August 19, 2009. (33)
4.10	Rights Agreement, dated as of March 24, 2008, between Empire Resorts, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent. (17)
4.11	First Amendment To Rights Agreement, dated August 19, 2009, by and between Empire Resorts, Inc. and Continental Stock Transfer & Trust Company, as rights agent. (33)
4.12	1998 Stock Option Plan. (3)
4.13	2004 Stock Option Plan. (6)
4.14	Second Amended and Restated 2005 Equity Incentive Plan .(21)
4.15	Indenture dated as of July 26, 2004 among Empire Resorts, Inc., The Bank of New York and the Guarantors named therein. (7)
4.16	Security Agreement dated as of July 26, 2004 between Empire Resorts, Inc., The Bank of New York and the Guarantors named therein. (7)
4.17	Pledge Agreement dated as of July 26, 2004 Empire Resorts, Inc., The Bank of New York and the Guarantors named therein. (7)

INDEX

4.18	Registration Rights Agreement dated as of July 26, 2004 Empire Resorts, Inc., the Guarantors named therein and Jefferies & Company, Inc. (7)
4.19
Intercreditor Agreement, dated as of January 11, 2005, by and among Bank of Scotland, The Bank of New York, Empire Resorts, Inc., Monticello Raceway Management, Inc., Alpha Monticello, Inc., Alpha Casino Management Inc., Mohawk Management, LLC, Monticello Raceway Development Company, LLC and Monticello Casino Management, LLC. (9)

4.20
Amended and Restated Loan Agreement, dated as of July 27, 2009, among Empire Resorts, Inc., the subsidiary guarantors party thereto, The Park Avenue Bank, in its capacity as assignee of Bank of Scotland, the other lenders party thereto and The Park Avenue Bank, as assignee of Bank of Scotland, as agent for the Banks. (31)

4.21
Amendment No. 1, dated October 9, 2009, to Amended and Restated Loan Agreement, dated as of July 27, 2009, among Empire Resorts, Inc., the subsidiary guarantors party thereto, The Park Avenue Bank, in its capacity as assignee of Bank of Scotland, the other lenders party thereto and The Park Avenue Bank, as assignee of Bank of Scotland, as agent for the Banks. (37)

4.22	Amended and Restated Promissory Note issued on July 27, 2009 by Empire Resorts, Inc. in favor of The Park Avenue Bank, as Bank. (31)
4.23
Security Agreement, dated as of January 11, 2005, by Empire Resorts, Inc., Monticello Raceway Management, Inc., Alpha Monticello, Inc., Alpha Casino Management Inc., Mohawk Management, LLC, Monticello Raceway Development Company, LLC and Monticello Casino Management, LLC, in favor of Bank of Scotland. (9)

4.24	First Amendment to Security Agreement, dated as of July 27, 2009, by and among Empire Resorts, Inc., and each of its subsidiaries party thereto in favor of The Park Avenue Bank, as Agent. (31)
4.25	Pledge Agreement, dated as of January 11, 2005, by Empire Resorts, Inc., Alpha Monticello, Inc. and Alpha Casino Management Inc. in favor of Bank of Scotland. (9)
4.26	First Amendment to Pledge Agreement, dated as of July 27, 2009, by and among Empire Resorts, Inc., and each of its subsidiaries party thereto in favor of The Park Avenue Bank, as Agent. (31)
4.27	Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated as of January 11, 2005, by Monticello Raceway Management, Inc., a New York corporation to Bank of Scotland. (9)
4.28	Assignment of Mortgage, dated as of July 27, 2009, by Bank of Scotland PLC in favor of The Park Avenue Bank. (31)
4.29	Side Letter Agreement, dated July 27, 2009, by and between Empire Resorts, Inc. and The Park Avenue Bank. (31)
4.30	Common Stock Purchase Warrant, issued July 27, 2009, by Empire Resorts, Inc. in favor of The Park Avenue Bank. (31)
4.31	Common Stock Purchase Warrant, issued July 27, 2009, by Empire Resorts, Inc. in favor of Alan Lee. (31)
4.32	Investor Rights Agreement, dated as of July 27, 2009, by and among Empire Resorts, Inc., Alan Lee, and The Park Avenue Bank. (31)
4.33
Recapitalization Agreement, dated as of December 10, 2002, by and between Alpha Hospitality Corporation, Alpha Monticello, Inc., Bryanston Group, Inc., Stanley Tollman, Beatrice Tollman and Monty Hundley. (4)

INDEX

10.1
Declaration of Trust of the Catskill Litigation Trust, dated as of January 12, 2004, made by Catskill Development, L.L.C., Mohawk Management, LLC, Monticello Raceway Development Company, LLC, Empire Resorts, Inc., the trustees and Christiana Bank & Trust Company. (10)

10.2	Line of credit dated January 12, 2004 between Empire Resorts, Inc and Catskill Litigation Trust. (8)
10.3	Promissory Note issued by Catskill Litigation Trust on January 12, 2004 to Empire Resorts, Inc. for the Principal Sum of $2,500,000. (8)
10.4	Agreement to Form Limited Liability Company and Contribution Agreement, among Concord Associates, L.P. and Empire Resorts, Inc., dated as of February 8, 2008. (14)
10.5	Amendment to Agreement to Form Limited Liability Company and Contribution Agreement, among Concord Associates, L.P. and Empire Resorts, Inc., dated as of December 30, 2008. (22)
10.6	Second Amendment to Agreement to Form Limited Liability Company and Contribution Agreement, among Concord Associates, L.P. and Empire Resorts, Inc., dated as of January 30, 2009. (23)
10.7	Stock Purchase Agreement, dated as of March 31, 2008, by and between Empire Resorts, Inc. and LRC Acquisition LLC (18)
10.8	Amendment No. 1 to Stock Purchase Agreement, dated as of March 31, 2008, by and between Empire Resorts, Inc. and LRC Acquisition LLC, dated as of April 28, 2008. (19)
10.9	Amendment No. 2 to Stock Purchase Agreement, dated as of March 31, 2008, by and between Empire Resorts, Inc. and LRC Acquisition LLC, dated as of June 26, 2008. (20)
10.10	Agreement, dated as of March 23, 2009, among Concord Associates, L.P. and Empire Resorts, Inc. (25)
10.11	Management Services Agreement by and between Sportsystems Gaming Management at Monticello, LLC and Monticello Raceway Management, Inc. dated as of June 10, 2009. (32)
10.12	Restated Management Services Agreement by and between Monticello Raceway Management, Inc. and Sportsystems Gaming Management at Monticello, LLC dated as of September 30, 2009. (36)
10.13	Letter Agreement by and among Empire Resorts, Inc., Monticello Raceway Management, Inc. and KPMG Corporate Finance LLC dated as of June 3, 2009. (29)
10.14	Investment Agreement, dated as of August 19, 2009, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (33)
10.15	First Amendment and Clarification to the Investment Agreement dated as of September 30, 2009, between Empire Resorts, Inc. and Kien Huat Realty III Limited. (36)
10.16	Registration Rights Agreement, dated as of August 19, 2009, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (33)
10.17	Stockholder Voting Agreement, dated as of August 19, 2009, by and among the stockholders listed on the signature page(s) thereto, Empire Resorts, Inc. and Kien Huat Realty III Limited. (33)
10.18	Employment Agreement dated as of May 23, 2005 between Empire Resorts, Inc. and David P. Hanlon (filed without exhibits or schedules, all of which are available upon request, without cost). (11)

INDEX

10.19	Separation Agreement, dated as of April 13, 2009, between Empire Resorts, Inc. and David P. Hanlon. (26)
10.20	Consulting Agreement, dated as of April 13, 2009, between Empire Resorts, Inc. and David P. Hanlon. (26)
10.21	Employment Agreement dated as of May 23, 2005 between Empire Resorts, Inc. and Ronald J. Radcliffe. (11)
10.22	Separation and Release Agreement, dated as of April 14, 2009, between Empire Resorts, Inc. and Ronald J. Radcliffe. (27)
10.23	Amendment No. 1, dated as of August 12, 2009, to the Separation and Release Agreement, dated as of April 14, 2009, by and between Empire Resorts, Inc. and Ronald J. Radcliffe. (32)
10.24	Agreement and Release, dated as of April 29, 2009, between Empire Resorts, Inc. and Hilda A. Manuel. (28)
10.25	Consulting Agreement, dated as of April 29, 2009, between Empire Resorts, Inc. and Hilda A. Manuel. (28)
10.26	Letter Agreement, dated as of April 8, 2009, between Empire Resorts, Inc. and Eric Reehl. (26)
10.27	Amended and Restated Letter Agreement, dated as of April 8, 2009, between Empire Resorts, Inc. and Nima Asset Management LLC. (30)
10.28	Employment Agreement, dated as of June 1, 2009, between Empire Resorts, Inc. and Joseph E. Bernstein. (29)
10.29	Employment Agreement, dated as of June 29, 2009, by and between Empire Resorts, Inc. and Charles Degliomini. (32)
10.30	Employment Agreement, dated as of June 29, 2009, by and between Empire Resorts, Inc. and Clifford Ehrlich. (32)
10.31	Consulting Agreement, dated as of August 19, 2009, by and between Empire Resorts, Inc. and Colin Au. (33)
10.32	Consulting Agreement, dated as of September 1, 2009, by and between Empire Resorts, Inc. and G. Michael Brown & Associates, PC. (34)
10.33	Amended and Restated Employment Agreement, dated as of December 24, 2009, by and between Joseph A. D’Amato and Empire Resorts, Inc. (38)
10.34	Consulting Agreement, dated as of September 1, 2009, by and between Empire Resorts, Inc. and Ralph J. Bernstein. (35)
21.1	List of Subsidiaries. (1)
23.1	Consent of Independent Registered Accounting Firm. (1)
31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer. (1)
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer. (1)

_____________

(1)	Filed herewith.

INDEX

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

(3)	Incorporated by reference to Empire Resorts, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on August 25, 1999.

(4)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on January 16, 2003.

(5)	Incorporated by reference to Empire Resorts, Inc.’s Form 10-KSB for the year ended December 31, 2003, filed with the SEC on March 30, 2004.

(6)	Incorporated by reference to Empire Resorts, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 28, 2004.

(7)	Incorporated by reference to Empire Resorts, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(8)	Incorporated by reference to Empire Resorts, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

(9)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on January 14, 2005.

(10)	Incorporated by reference to Empire Resorts, Inc.’s Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 3, 2005.

(11)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on May 27, 2005.

(12)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K/A, filed with the SEC on December 15, 2005.

(13)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with SEC on June 25, 2007.

(14)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on February 11, 2008.

(15)	Incorporated by reference to Empire Resorts, Inc.’s Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008.

(16)	Incorporated by reference to Empire Resorts, Inc.’s Registration Statement on Form 8-A, filed on March 24, 2008

(17)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on March 24, 2008.

(18)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on April 2, 2008.

INDEX

(19)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on April 29, 2008.

(20)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2008.

(21)	Incorporated by reference to Appendix B to Empire Resorts, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 8, 2009.

(22)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on December 30, 2008.

(23)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on February 5, 2009.

(24)	Incorporated by reference to Empire Resorts, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 13, 2009.

(25)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on March 24, 2009.

(26)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on April 14, 2009.

(27)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on April 17, 2009.

(28)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on May 1, 2009.

(29)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on June 9, 2009.

(30)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on July 10, 2009.

(31)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on July 30, 2009.

(32)	Incorporated by reference to Empire Resorts, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 17, 2009.

(33)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on August 19, 2009.

(34)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on September 4, 2009.

(35)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on September 16, 2009.

(36)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on October 5, 2009.

(37)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on October 14, 2009.

(38)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the SEC on December 24, 2009.