Form 10-K/A
period 2009-12-31
EMPIRE RESORTS INC
filed 2010-04-30
CIK 906780

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

Registrant’s telephone number, including area code (845) 807-0001

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

INDEX

EXPLANATORY PARAGRAPH

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend Part III of our previously filed Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities Exchange Commission on March 25, 2010 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. Empire Resorts, Inc. (the “Company”) has determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement. Accordingly, Parts III and IV of the Original Form 10-K are hereby amended as set forth below.

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

Business Strategy

Our 2010 business strategy for building sustainable growth in stockholder value remains similar to the strategy we have employed for the past few years.  Key components of the strategy are as follows:

•	Improve our operating efficiencies to the point where we are once again profitable;

•	Enter into strategic joint ventures which help drive our growth;

•	Secure a Class III gaming license for a facility to be part of our existing New York operation; and

•	Take advantage of opportunities that can help us grow.

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

Commencing in 2008, the Compensation Committee of our Board of Directors (the “Compensation Committee”) began to implement preset goals, and amounts of short term incentive which will be paid for achieving those goals. Efforts to establish such goals and incentives are continuing.

Other than one limited exception in 2007, no bonuses were paid to our executive officers with respect to the 2007, 2008 or 2009 fiscal years in light of corporate performance.

INDEX

Our long term incentive plan provides for awards of stock options, restricted stock, and other equity based incentives. These are designed to reward executives for the achievement of longer term objectives which result in an increase in share value.

Reasons for the Current Incentive Plan Structure

In 2010, the Company will continue to focus on our racing and video gaming businesses and we will continue to pursue property development opportunities through strategic alliances.  In addition, we will continue to pursue a Class III gaming license.  If successfully pursued, this strategy will eventually result in the creation of additional and sustainable share value.

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

How We Determine to Pay What We Pay

Our cash compensation policy is based on:

•	The Company’s philosophy of providing significant pay at risk;

•	Internal equity; and

•	Individual and corporate performance.

In setting base pay, the Compensation Committee pays at a level which is necessary to attract and retain the level of talent it needs.  Compensation for Joseph A. D'Amato, the Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) has been established pursuant to Mr. D’Amato’s amended and restated employment agreement with the Company, dated as of December 24, 2009.  Mr. D’Amato’s base salary pursuant to his employment contract is $350,000 per year during the three year term thereof, unless increased by the Board of Directors of the Company in its sole discretion.  Prior to December 24, 2009, Mr. D’Amato served solely as the Company’s CFO and received a base salary of $250,000 per year, unless increased by the Board of Directors of the Company in its sole discretion, pursuant to his then effective employment agreement with the Company, dated as of September 14, 2009.

Compensation for Joseph E. Bernstein, who served as the Company’s CEO from June 1, 2009 until December 31, 2009, was set in Mr. Bernstein’s employment agreement with the Company, dated as of June 1, 2009.  Mr. Bernstein’s annual salary pursuant to his employment agreement was $500,000 per year.

Compensation for Eric Reehl, who served as the Company’s Chief Restructuring Officer, and interim CFO prior to the employment of Mr. D’Amato, was established pursuant to a letter agreement with the Company, dated as of April 8, 2009, which was superseded by that certain agreement between the Company and Nima Asset Management LLC (“Nima”), which was terminated on November 7, 2009.  Pursuant to Mr. Reehl’s agreements with the Company, Mr. Reehl or Nima, as applicable, was entitled to receive a retainer of $20,000 per month.

INDEX

Since June 2009, compensation for both Clifford A. Ehrlich, President and General Manager of Monticello Raceway Management, Inc. (“MRMI”), our wholly-owned subsidiary, and Charles Degliomini, Executive Vice President of the Company, has been established pursuant to their respective employment agreements with the Company, dated as of June 29, 2009.  Messrs. Ehrlich’s and Degliomini’s base salaries under their respective employment agreements are $225,000 per year for the first year of the term of the agreement, $243,500 for the second year of the term of the agreement and $250,000 for the third year of the term of the agreement, unless increased by the Board of Directors of the Company in its sole discretion.  Prior to entering into written employment agreements with the Company in June 2009, Mr. Ehrlich’s compensation was established by the Compensation Committee, in its discretion, based upon its general compensation policies outlined above and all compensation paid to Mr. Degliomini prior to such date represents payments made to Mr. Degliomini pursuant to a consulting agreement.

Compensation for David P. Hanlon, the former President and CEO of the Company, whose employment with the Company terminated on April 13, 2009, and Ronald J. Radcliffe, the former CFO of the Company, whose employment with the Company terminated on June 30, 2009, was first set in their three year employment contracts, entered into on May 23, 2005.  Messrs. Hanlon’s and Radcliffe’s employment contracts stated that the Compensation Committee was to review their respective base pay annually, and make upward adjustments, as it deemed appropriate.  Mr. Hanlon’s salary was set at $500,000, and it stayed at that level for the duration of his employment term.  Mr. Radcliffe’s salary was set at $275,000 in his employment contract.  In 2007, the Compensation Committee exercised its discretion and raised Mr. Radcliffe’s base pay from $275,000 to $310,000, at which level it remained for the remainder of his employment term.  These employment agreements expired by their terms on June 23, 2008.  Between June 2008 and April 2009, Messrs. Hanlon and Radcliffe continued to receive base salaries of $500,000 and $310,000, respectively, on a month-to-month basis.  On April 13, 2009, Mr. Hanlon entered into a separation agreement with the Company pursuant to which Mr. Hanlon’s employment with the Company terminated as of April 13, 2009.  On April 14, 2009, Mr. Radcliffe tendered his resignation, effective June 30, 2009, and Mr. Radcliffe and the Company entered into a separation agreement with respect to Mr. Radcliffe’s resignation.

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

Our executive officers are entitled to receive the bonuses specified under the terms of their respective employment agreements.  In recent years, material cash bonuses have not been paid to our executive officers because corporate performance has not warranted it.  The determination of whether a bonus is to be paid, as well as the amount, has been left to the discretion of the Compensation Committee.  In the future, the Compensation Committee intends to set annual cash bonus opportunity by (1) setting predetermined goals connected to the Company’s business strategy, and (2) specifying the amount of bonus which will be paid if the Company achieves some or all of those goals.  In setting the annual cash bonus opportunity, the Compensation Committee will abide by the philosophy that cash bonuses might be substantial if individual and corporate performance reaches predetermined levels.

Overall, our cash compensation practices reflect our long held philosophy that annual cash compensation should consist of (1) base pay at the level to attract and retain the caliber of talent we need and (2) bonus compensation which is entirely performance based.

Our Compensation Committee takes into account several factors in determining the level of long term incentive opportunity to grant to our executive officers.  In 2009, the Compensation Committee took the following factors into account:

•	Individual executive performance;

•	Equity compensation grants which have been granted previously;

•	The effect of equity compensation grants on fully diluted earnings per share;

•	Each executive officer’s portion of the total number of options being granted to employees in fiscal 2009; and

INDEX

•	The level of grants necessary to keep our executive officers focused and motivated in the coming year.

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

Nevertheless, we understand that there are several companies which are competitors for executive officer talent, and we view it as useful to examine their pay practices from time to time.  In the course of determining cash compensation for our executive officers in 2009, we looked at publicly traded gaming companies.   For purposes of determining long term incentive grants, we looked at practices in a wide variety of companies, both in and outside of the industry.  For the limited purpose of the analysis set forth below, the compensation paid to the executive officers of these positions is referred to as “market”.

Based on our review of the data, it appeared that all of our executive officers, other than our former CEOs, were at, or slightly below, the midpoint of the market range, when base salary, bonus opportunity, and long term incentives were taken into account.

Long Term Incentive Opportunity – Basis for Reward and Downside Risk

To date, the Compensation Committee has awarded stock options and restricted stock under our 2005 Equity Incentive Plan.  The Compensation Committee may consider using other equity based incentives in the future.  Options bear a relationship to the achievement of our long term goals in that they increase in value as our stock increases in value.

INDEX

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

Equity Grants and Market Timing

We do not grant options in coordination with the release of material, non-public information, and we do not intend to adopt such a practice in the future.  During 2009, annual awards of stock options to our executive officers and key employees were usually made at regularly scheduled Compensation Committee meetings.   Exceptions would include grants made to new hires, grants made as a result of promotions, and other extraordinary circumstances.

We have properly accounted for all of our option grants.  When we award options and set the exercise price, the exercise price is based on the fair market value of our stock on the grant date.  Our Second Amended and Restated 2005 Equity Incentive Plan (the “2005 Equity Incentive Plan”) defines “fair market value” as the closing price of publicly traded shares of stock on the principal securities exchange on which shares of stock are listed, or on the NASDAQ Stock Market (if shares are regularly quoted on the NASDAQ Stock Market), or, if such bid and asked prices shall not be available, as reported by any nationally recognized quotation service selected by the Company or as determined by the Compensation Committee in a manner consistent with the provisions of United States Internal Revenue Code of 1986, as amended (the “Code”).  During the period from April 15, 2009 to June 8, 2009 we granted approximately 3.2 million options to directors and officers at exercise prices that varied from $1.11 to $1.78 (exercise price was determined by using the closing stock price on the day of grant), but the grants were subject to stockholder approval of an amendment to increase the number of our shares in the 2005 Equity Incentive Plan.  Stockholders’ approval was obtained on June 16, 2009 on which date the stock price was $1.57.  On September 11, 2009, we granted 750,000 options to a director at an exercise price of $3.38 (exercise price was determined by using the closing stock price on the day of grant), but the grant was subject to stockholder approval, which was obtained on November 10, 2009 on which date the stock price was $3.11.

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

In the past, the Compensation Committee has retained the discretion to pay individual bonuses to the CEO and Named Executive Officers, based on corporate and individual performance.  The determination of whether a bonus was paid, as well as the amount, was left to the discretion of the Compensation Committee.  No bonuses were paid to the CEO, CFO or to other Named Executive Officers with respect to the 2009, 2008 or 2007 fiscal years with the exception of a bonus paid to one Named Executive Officer in January 2007. In the future, the Compensation Committee intends to set predetermined goals, as well as predetermined bonus amounts for achieving such goals.  These goals will be set as early as possible in the fiscal year for which the bonus is to be paid.

INDEX

How Individual Forms of Compensation are Structured and Implemented to Reflect the Named Executive Officers’ Individual Performance and Contribution.

We are engaged in a concerted strategic effort to increase revenue, profit, and operating efficiency.  Our CEOs and the Named Executive Officers have worked as a team to accomplish these goals.  Their base pay, annual bonus opportunity, and respective long term incentive opportunity reflect their individual contribution to the Company and market practices.

In April 2009, Joseph Bernstein, our then current CEO, received an option to purchase 250,000 shares which vested upon stockholder approval, which was received on June 16, 2009, and each of Charles Degliomini and Clifford Ehrlich, two of our Named Executive Officers, each received options to purchase 300,000 shares which vest over a two year period.  In June 2009, Mr. Bernstein received an option to purchase an additional 500,000 shares which vest over a three year period.  In April 2009 and June 2009, Mr. Bernstein also received options to purchase 250,000 shares and 1,000,000 shares, respectively, which vest upon the occurrence of a Debt Restructuring (as defined in Mr. Bernstein’s employment agreement).  In September 2009, Joseph D’Amato, who at the time served as our CFO, received an option to purchase 300,000 shares which vest over a three year period. These grants were made pursuant to the Company’s 2005 Equity Incentive Plan, as amended.  The amount of each individual grant reflects the Compensation Committee’s assessment of each individual’s contribution.

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

INDEX

The Role of Executive Officers in Determining Compensation

All of the Company’s executive officers’ compensation is determined pursuant to the terms of their respective employment agreements with the Company.  As such and as a result of the Company’s fiscal performance, neither the CEO nor any Named Executive Officer played any role in determining executive officer compensation in 2009.  The CEO will provide his recommendations to the Compensation Committee for the compensation of any newly hired executive officers.

Compensation Policies and Practices and Risk Management

The Compensation Committee has reviewed the design and operation of the Company’s compensation policies and practices for all employees, including executives, as they relate to risk management practices and risk−taking incentives. The Compensation Committee believes that the Company’s compensation policies and practices do not encourage unnecessary or excessive risk taking and that any risks arising from the Company’s compensation policies and practices for its employees are not reasonably likely to have a material adverse effect on the Company.

Summary Compensation Table

The following table sets forth all information concerning the compensation received, for the fiscal year ended December 31, 2009, for services rendered to us by persons who served as our CEO or our CFO during 2009, each of our three other most highly compensated executive officers who were serving as executive officers at the end of 2009 and one other former executive officer who would have been one of our three most highly compensated executive officers but for the fact that such individual was not serving as an executive officer at the end of 2009, whom we refer to herein collectively as our “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compen- sation ($) (2)		Total ($)

Joseph E. Bernstein (3) Chief Executive Officer	2009	278,846	-	-	925,000	-		1,203,846

David P. Hanlon (4) Chief Executive Officer	2009	155,769	-	-	563,878	205,000	(11)	924,647
	2008	500,000	-	-	-	30,875	(12)	530,875
	2007	500,000	-	109,411	389,762	9,000		1,008,173

Clifford A. Ehrlich (5) President and Gen. Mgr. – MRMI	2009	269,615	-	-	257,427	1,938		528,980
	2008	178,077	-	-	49,854	7,123		235,054

Ronald J. Radcliffe (6) Chief Financial Officer	2009	163,346	-	-	210,478	54,767	(13)	428,591
	2008	310,000	-	-	169,902	9,200		489,102
	2007	295,596	-	-	324,766	9,000		629,362

Eric Reehl (7) Chief Financial Officer and Chief Restructuring Officer	2009	-	-	-	-	124,010		124,010

Joseph A. D’Amato (8) Chief Financial Officer	2009	67,308	-	-	121,965	10,000		199,273

Hilda Manuel (9) Sr. VP for Native American Affairs	2009	65,077	-	-	82,043	101,250	(14)	248,370
	2008	180,000	-	-	69,333	5,200		254,533
	2007	180,000	10,000	-	146,272	5,400		341,672

Charles Degliomini (10) Executive Vice President	2009	142,769	-	-	278,756	78,625		500,150
	2008	220,000	-	-	174,274	-		394,274

INDEX

(1)
The amounts in this column reflect the total grant date fair value computed in accordance with Accounting Standards Codification (“ASC”) Topic 718 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 123(R)) for restricted stock and options to purchase shares of the Company’s common stock granted under our 2005 Equity Incentive Plan in connection with the hiring and continued employment of the Named Executive Officers. The amounts in the table also assume the highest level of performance for the options and restricted stock that are subject to performance vesting conditions. For a full discussion of the assumptions and methodology employed in determining the grant date fair value attributable to stock options and restricted stock granted during 2009, 2008 and 2007, please refer to Notes B and I to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(2)
Unless otherwise noted, these amounts reflect the Company matching contributions associated with amounts contributed by the individuals to our 401(k) benefit plan, severance payments, consulting fees and relocation allowance.  See Note L to our consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2009 for more information on the 401(k) plan.

(3)
On December 31, 2009, the term of our employment agreement, dated June 1, 2009, with Joseph E. Bernstein expired in accordance with its terms.  As a result of the expiration of his employment agreement, Mr. Bernstein ceased to serve as our CEO.

(4)	On April 13, 2009, Mr. Hanlon entered into a separation agreement with the Company pursuant to which Mr. Hanlon’s employment with the Company terminated as of April 13, 2009.
(5)
On June 29, 2009, Mr. Ehrlich entered into an employment agreement with the Company pursuant to which he agreed to continue to serve as the President and General Manager of MRMI.  There was no written employment agreement between the Company and Mr. Ehrlich prior to the effective date of his June 29, 2009 contract.

(6)	On April 14, 2009, Mr. Radcliffe tendered his resignation, effective June 30, 2009. Mr. Radcliffe and the Company entered into a separation agreement with respect to Mr. Radcliffe’s resignation.
(7)
All compensation received by Mr. Reehl was paid pursuant to that certain letter agreement entered into between Mr. Reehl and the Company, dated as of April 8, 2009, which was superseded by that certain agreement between the Company and Nima, effective as of April 13, 2009, which was terminated on November 7, 2009.

(8)
On September 14, 2009.  Mr. D’Amato entered into an employment agreement with the Company to serve as the Company’s CFO, which was superseded by an amended and restated employment agreement, dated as of December 24, 2009, pursuant to which Mr. D’Amato agreed to serve as CEO and CFO of the Company, effective January 1, 2010.  In 2009, Mr. D’Amato received $10,000 for relocation allowance.

(9)	On April 30, 2009 Ms. Manuel entered into a separation agreement with the Company pursuant to which Ms. Manuel’s employment with the Company terminated as of April 30, 2009.
(10)
On June 29, 2009, Mr. Degliomini entered into an employment agreement with the Company pursuant to which he agreed to continue to serve as the Company’s Executive Vice President.  There was no written employment agreement between the Company and Mr. Degliomini prior to the effective date of his June 29, 2009 contract and all compensation prior to such date represents payments made to Mr. Degliomini pursuant to a consulting agreement.

(11)	In 2009, Mr. Hanlon received $100,000 for consulting fees, $100,000 for severance pay and $5,000 in matching contributions from the Company’s 401(k) benefit plan.
(12)	In 2008, the Company provided a life insurance policy for Mr. Hanlon at a cost of $21,675. Mr. Hanlon also received $9,200 in matching contributions from the Company’s 401(k) benefit plan.
(13)	In 2009, Mr. Radcliffe received $51,667 for severance pay and $3,100 in matching contributions from the Company’s 401(k) benefit plan.
(14)	In 2009, Ms. Manuel received $45,000 for severance pay, $30,000 in consulting fees, $25,000 for relocation allowance and $1,250 in matching contributions from the Company’s 401(k) benefit plan.

INDEX

Grant of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards made by us during 2009, to each of the Named Executive Officers:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Joseph E. Bernstein	4/27/09	250,000	1.14	320,000
	4/27/09	250,000	1.14	320,000
	6/8/09	500,000	1.78	605,000
	6/8/09	1,000,000	1.78	1,450,000
David P. Hanlon	-	-	-	-

Ronald J. Radcliffe	-	-	-	-

Eric Reehl	-	-	-	-

Joseph A. D’Amato	9/1/09	300,000	2.61	618,000

Hilda Manuel	-	-	-	-

Charles Degliomini	4/23/09	300,000	1.11	384,000

Clifford A. Ehrlich	4/23/09	300,000	1.11	384,000

(1)
These amounts reflect the aggregate grant date fair value of options granted in the year ended December 31, 2009 under our 2005 Equity Incentive Plan computed in accordance with ASC Topic 718 (formerly SFAS No. 123(R)).  Please see Notes B and I to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for more information.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

On May 23, 2005, we entered into an employment agreement with David P. Hanlon which set forth terms and provisions governing Mr. Hanlon’s employment as our former CEO and President.  This agreement provided for an initial term of three years at an annual base salary of $500,000.  In addition, Mr. Hanlon was entitled to participate in any annual bonus plan or equity based incentive programs maintained by us for our senior executives.  In connection with his employment, Mr. Hanlon received an option grant of a 10-year non-qualified stock option to purchase 1,044,092 shares of our Common Stock pursuant to the 2005 Equity Incentive Plan, subject to stockholder approval, at an exercise price per share of $3.99, vesting 33% 90 days following the grant date, 33% on the first anniversary of the grant and 34% on the second anniversary of the grant, which approval was received on August 17, 2005.  We also granted Mr. Hanlon 261,023 restricted shares, pursuant to our 2005 Equity Incentive Plan, vesting 33% on the grant date, 33% on the first anniversary of grant, and 34% on the second anniversary of the grant.  We agreed to provide certain benefits to Mr. Hanlon, including maintaining a term life insurance policy on the life of Mr. Hanlon in the amount of $2,000,000 and reimbursement for relocation expenses and expenses for temporary housing.

INDEX

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

On April 13, 2009, Mr. Hanlon entered into a separation agreement with the Company pursuant to which Mr. Hanlon’s employment with the Company terminated as of April 13, 2009. On April 14, 2009, Mr. Radcliffe tendered his resignation, effective June 30, 2009, and Mr. Radcliffe and the Company entered into a separation agreement with respect to Mr. Radcliffe’s resignation.

On April 8, 2009, we entered into an agreement with Eric Reehl pursuant to which Mr. Reehl was appointed to serve as our chief restructuring officer effective as of April 13, 2009.  We initially agreed to pay Mr. Reehl a retainer of $20,000 per month commencing as of the execution of Mr. Reehl’s agreement for a term of three months.  On July 9, 2009, we entered into an amended and restated agreement with Nima, effective as of April 13, 2009, that superseded the Mr. Reehl’s prior agreement with the Company. Pursuant Nima’s agreement, Nima agreed to provide, at the request of the Board of Directors, the services of Eric Reehl as Chief Restructuring Officer and/or Acting Chief Financial Officer.  We paid Nima a retainer of $20,000 per month for a term of six months from April 8, 2009.  In the event that we achieved, exchanged or otherwise modified or resolved conclusively our first and second mortgage indebtedness sufficient to effect a restructuring transaction or series of transactions approved by us before September 30, 2009, we would have paid to Nima (or its designee) a cash amount of $300,000 less all amounts previously paid as a retainer.  The agreement with Nima was terminated by the Company, effective November 7, 2009.

On April 30, 2009, we entered into a separation agreement with Hilda Manuel pursuant to which Ms. Manuel’s employment with the Company terminated as of April 30, 2009.

On June 8, 2009, we entered into an employment agreement, dated as of June 1, 2009, with Joseph E. Bernstein, which sets forth terms and provisions governing Mr. Bernstein's employment as CEO of the Company.  Mr. Bernstein’s employment agreement provides for an initial term that expired on December 31, 2009 at an annual base salary of $500,000 and was to continue for a subsequent one (1) year extension if the Company had successfully restructured its debt during the initial six-month term.  In addition, Mr. Bernstein was entitled to participate in any annual bonus plan or equity based incentive programs maintained by the Company for its senior executives.  In connection with his employment, Mr. Bernstein received an option grant of a 5-year non-qualified stock option to purchase 500,000 shares of the Company’s common stock pursuant to the 2005 Equity Incentive Plan at an exercise price per share of $1.78, vesting 33% six (6) months following the grant date, 33% on the first anniversary of the grant and 34% 18 months following the grant, subject to earlier vesting as provided in the employment agreement.  Mr. Bernstein received an additional option grant of a 10-year non-qualified stock option to purchase 1,000,000 shares, at an exercise price per share of $1.78, subject to shareholder approval and the consummation of debt restructuring transaction with an entity sourced by Mr. Bernstein.  On December 31, 2009, the term of Mr. Bernstein’s employment agreement expired in accordance with its terms and, as a result, Mr. Bernstein ceased to serve as our CEO.

INDEX

On June 29, 2009, the Company entered into an employment agreement with Charles Degliomini, to continue to serve as the Company’s Executive Vice President.  Mr. Degliomini employment agreement provides for a term ending on June 29, 2012 unless Mr. Degliomini’s employment is terminated by either party in accordance with the provisions thereof.  Mr. Degliomini is to receive a base salary at the annual rate of $225,000 for the first year of the term of the agreement, $243,500 for the second year of the term of the agreement and $250,000 for the third year of the term of the agreement and such incentive compensation and bonuses, if any, (i) as the Compensation Committee in its discretion may determine, and (ii) to which the Mr. Degliomini may become entitled pursuant to the terms of any incentive compensation or bonus program, plan or agreement from time to time in effect in which he is a participant.  The first year salary represented a pay reduction of 10% from the previously agreed upon salary for Mr. Degliomini, consistent with the salary reduction imposed upon all employees.  As an additional incentive for entering into the agreement, Mr. Degliomini received an option to purchase 300,000 shares of the Company’s common stock on April 23, 2009 pursuant to the Company’s 2005 Equity Incentive Plan.  In the event that the Company terminates Mr. Degliomini's employment with Cause (as defined in the agreement) or Mr. Degliomini resigns without Good Reason (as defined in the agreement), the Company's obligations are limited generally to paying Mr. Degliomini his base salary through the termination date.  In the event that the Company terminates Mr. Degliomini's employment without Cause or Mr. Degliomini resigns with Good Reason, the Company is generally obligated to continue to pay Mr. Degliomini's compensation for the lesser of (i) 18 months or (ii) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original 5 year term.  In the event that the Company terminates Mr. Degliomini's employment without Cause or Mr. Degliomini resigns with Good Reason on or following a Change of Control (as defined in the agreement), the Company is generally obligated to continue to pay Mr. Degliomini's compensation for the greater of (i) 24 months or (ii) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original 5 year term.

 On June 29, 2009, the Company entered into an employment agreement with Clifford Ehrlich, to continue to serve as the President and General Manager of Monticello Raceway Management, Inc., the Company’s operating subsidiary. Mr. Ehrlich’s agreement provides for a term ending on June 29, 2012 unless Mr. Ehrlich’s employment is terminated by either party in accordance with the provisions thereof.  Mr. Ehrlich is to receive a base salary at the annual rate of $225,000 for the first year of the term of the agreement, $243,500 for the second year of the term of the agreement and $250,000 for the third year of the term of the agreement and such incentive compensation and bonuses, if any, (i) as the Compensation Committee in its discretion may determine, and (ii) to which the Mr. Ehrlich may become entitled pursuant to the terms of any incentive compensation or bonus program, plan or agreement from time to time in effect in which he is a participant.  The first year salary represented a pay reduction of 10% from the previously agreed upon salary for Mr. Ehrlich, consistent with the salary reduction imposed upon all employees.  As an additional incentive for entering into the agreement, Mr. Ehrlich received an option to purchase 300,000 shares of the Company’s common stock on April 23, 2009 pursuant to the Company’s 2005 Equity Incentive Plan.  In the event that the Company terminates Mr. Ehrlich's employment with Cause (as defined in the agreement) or Mr. Ehrlich resigns without Good Reason (as defined in the agreement), the Company's obligations are limited generally to paying Mr. Ehrlich his base salary through the termination date.  In the event that the Company terminates Mr. Ehrlich's employment without Cause or Mr. Ehrlich resigns with Good Reason, the Company is generally obligated to continue to pay Mr. Ehrlich's compensation for the lesser of (i) 18 months or (ii) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original 5 year term.  In the event that the Company terminates Mr. Ehrlich's employment without Cause or Mr. Ehrlich resigns with Good Reason on or following a Change of Control (as defined in the agreement), the Company is generally obligated to continue to pay Mr. Ehrlich's compensation for the greater of (i) 24 months or (ii) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original 5 year term.

On December 24, 2009, the Board of Directors of the Company appointed Joseph A. D’Amato, the Company’s then current CFO, to replace Mr. Bernstein as CEO of the Company effective January 1, 2010.  In connection with Mr. D’Amato’s appointment as CEO, the Company entered into an Amended and Restated Employment Agreement with Mr. D’Amato, effective January 1, 2010.  Mr. D’Amato’s employment agreement provides for a term ending on January 1, 2013, unless Mr. D’Amato’s employment is earlier terminated by either party in accordance with the provisions thereof.  Mr. D’Amato is to receive a base salary at the rate of $350,000 per year for the term of the agreement and will be entitled to participate in any annual bonus plan maintained by the Company for its senior executives on such terms and conditions as may be determined from time to time by the Compensation Committee.  Mr. D’Amato is also entitled under the agreement to receive a payment of $10,000 for relocation expenses, provided that if Mr. D’Amato terminates his employment under certain circumstances with 12 months he will be required to reimburse the Company for such relocation expenses.  In the event that the Company terminates Mr. D’Amato’s employment with Cause (as defined in the agreement) or Mr. D’Amato resigns without Good Reason (as defined in the agreement), the Company’s obligations are limited generally to paying Mr. D’Amato his base salary through the termination date.  In the event that the Company terminates Mr. D’Amato’s employment without Cause or Mr. D’Amato resigns with Good Reason, the Company is generally obligated to continue to pay Mr. D’Amato’s compensation for the lesser of (i) 18 months or (ii) the remainder of the term of the agreement.  In the event that the Company terminates Mr. D’Amato’s employment without Cause or Mr. D’Amato resigns with Good Reason on or following a Change of Control (as defined in the agreement), the Company is generally obligated to continue to pay Mr. D’Amato’s compensation for the greater of (i) 24 months or (ii) the remainder of the term of the agreement.  In each case, the vesting of the options granted to Mr. D’Amato pursuant to his prior employment agreement with the Company would be accelerated, which options would remain exercisable through the remainder of its original 5 year term.

INDEX

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards of each of the Named Executive Officers as of December 31, 2009:

	Option Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Option Exercise Price ($)	Option Expiration Date
David P. Hanlon	7,500	-	7.00	8/04/13 (1)
	5,000	-	11.97	3/23/14 (2)
	10,000	-	8.51	1/6/15 (3)
	1,044,092	-	3.99	4/13/12 (4)

Ronald J. Radcliffe	120,000	-	3.99	6/30/12 (5)
	60,000	-	5.53	6/30/12 (6)
	40,000	-	7.40	6/30/12 (7)
	50,000	-	2.98	6/30/12 (8)

Eric Reehl	-	-	-	-

Hilda Manuel	30,000	-	8.26	4/30/12 (9)
	8,500	-	6.75	4/30/12 (10)
	33,334	-	5.53	4/30/12 (11)
	6,666	3,334	8.74	4/30/12 (12)
	8,333	4,167	2.98	4/30/12 (13)

Clifford A. Ehrlich	25,000	-	6.75	12/15/15 (14)
	30,000	-	5.53	8/09/16 (15)
	90,000	200,000	1.11	4/22/14 (16)

Charles Degliomini	50,000	-	6.75	12/15/15 (14)
	75,000	-	7.40	5/23/17 (17)
	100,000	200,000	1.11	4/22/14 (18)

Joseph E. Bernstein	250,000	-	1.14	4/26/14 (19)
	-	250,000	1.14	4/26/14 (20)
	500,000		1.78	6/7/14 (21)
	-	1,000,000	1.78	6/7/19 (22)

Joseph A. D’Amato	-	300,000	2.61	8/31/14 (23)

INDEX

Unless otherwise noted, option grants have a term of ten years.  Grants to Mr. Hanlon prior to May 23, 2005 were made to him in his capacity as a Director.

(1)	Granted and vested 8/5/03.
(2)	Granted and vested 3/24/04.
(3)	Granted and vested 1/7/05.
(4)	Grant date 5/23/05 and are fully vested pursuant to a separation agreement with the Company. The expiration date of such options was modified pursuant to a separation agreement with the Company.
(5)
Total options granted 5/23/05, 150,000 of which were contingent upon stockholder approval received on 8/17/05.  Options for 30,000 shares exercised on December 20, 2006. Such options fully vested and the expiration date of such options was modified pursuant to a separation agreement with the Company.

(6)	Grant date 8/10/06; such options are fully vested and the expiration date of such options was modified pursuant to a separation agreement with the Company.
(7)	Grant date 5/24/07; such options are fully vested and the expiration date of such options was modified pursuant to a separation agreement with the Company.
(8)	Grant date 7/21/08; such options are fully vested and the expiration date of such options was modified pursuant to a separation agreement with the Company.
(9)	Grant date 3/18/05; vested one year after grant. The expiration date of such options was modified pursuant to a separation agreement with the Company.
(10)
Grant date 12/16/05; vested 33.3% one year after grant, 33.3% two years after grant and 33.4% three years after grant. The expiration date of such options was modified pursuant to a separation agreement with the Company.

(11)
Grant date 8/10/06; vested 33.3% 90 days after grant, 33.3% one year after grant and 33.4% two years after grant. The expiration date of such options was modified pursuant to a separation agreement with the Company.

(12)
Grant date 1/30/07; vested 33.3% one year after grant, 33.3% two years after grant and 33.4% three years after grant. The expiration date of such options was modified pursuant to a separation agreement with the Company.

(13)
Grant date 7/21/08; vested 33.3% three months after grant, 33.3% one year after grant and 33.4% two years after grant; the expiration date of such options was modified pursuant to a separation agreement with the Company.

(14)	Grant date 12/16/05; vested 33.3% one year after grant, 33.3% two years after grant and 33.4% three years after grant.
(15)	Grant date 8/10/06; vested 33.3% one year after grant; 33.3% two years after grant and 33.4% three years after grant.
(16)
Total options granted 4/23/09 – 300,000; vesting 33.3% on grant date, 33.3% one year after grant date and 33.4% two years after grant date – five year term. Options for 10,000 shares exercised on August 28, 2009.

(17)	Grant date 5/24/07; vesting 33.3% one year after grant; 33.3% two years after grant and 33.4% three years after grant.
(18)	Grant date 4/23/09; vesting 33.3% on grant date, 33.3% one year after grant date and 33.4% two years after grant date – five year term.
(19)	Grant date 4/27/09; vested 6/16/09 – five year term.
(20)	Grant date 4/27/09; vesting 100% upon consummation of Debt Restructuring transaction (as defined in Mr. Bernstein’s employment agreement) – five year term.
(21)
Grant date 6/8/09; vesting 33% six months following the grant date, 33% on the first anniversary of the grant and 34% 18 months following the grant – five year term.  As of 12/31/09, all options vested due to a provision in Mr. Bernstein’s employment agreement.

(22)	Grant date 6/8/09; vesting 100% upon consummation of Debt Restructuring transaction (as defined in Mr. Bernstein’s employment agreement).
(23)	Grant date 9/1/09; vesting 33.3% on September 14, 2010, 33.3% on September 14, 2011, and 33.4% on September 14, 2012 – five year term.

INDEX

Option Exercises and Stock Vested

The following table sets forth information concerning the exercising of stock options of each of the Named Executive Officers in the fiscal year ended December 31, 2009:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
Joseph E. Bernstein	-	-	-	-

David P. Hanlon	-	-	-	-

Ronald J. Radcliffe	-	-	-	-

Eric Reehl	-	-	-	-

Joseph A. D’Amato	-	-	-	-

Charles Degliomini	-	-	-	-

Clifford A. Ehrlich	10,000	11,100	-	-

Hilda Manuel	-	-	-	-

Director Compensation

Directors who are also our officers are not separately compensated for their service as directors.  Our non-employee directors received the following aggregate amounts of compensation for 2009.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)		Total ($)
John Sharpe (14)	33,611	26,750	(2)	60,361
Bruce Berg (17)	167,500	26,750	(2)	456,250
		94,500	(3)
		128,000	(4)
		39,500	(5)
Ralph J. Bernstein	327,895	26,750	(2)	1,842,865
		94,500	(3)
		90,720	(6)
		128,000	(4)
		1,175,000	(7)
Frank Catania (13)	24,000	26,750	(2)	50,750
Paul A. deBary	292,805	42,800	(8)	426,325
		90,720	(6)
Richard L. Robbins (13)	23,500	26,750	(2)	50,250
James Simon	99,916	26,750	(2)	239,766
		94,500	(3)
		18,600	(9)
Kenneth Dreifach (13)(16)(17)	65,500	26,750	(2)	171,096
		19,396	(10)
		19,950	(11)
		39,500	(5)
Louis Cappelli (15)	24,333	94,500	(3)	118,833
Nancy Palumbo (16)	77,666	19,396	(10)	117,012
		19,950	(11)
Au Fook Yew (18)	20,333	1,792,500	(12)	1,812,833
G. Michael Brown (18)	53,333	-		53,333

(1)
These amounts reflect the aggregate grant date fair value of options granted in the year ended December 31, 2009 under our 2005 Equity Incentive Plan computed in accordance with ASC Topic 718 (formerly SFAS No. 123(R)).  Please see Notes B and I to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for more information.

(2)	Grant date 1/15/09; securities underlying options – 25,000 with 5 year term.

INDEX

(3)	Grant date 4/15/09; securities underlying options – 75,000 with 5 year term.
(4)	Grant date 4/23/09; securities underlying options – 100,000 with 5 year term.
(5)	Grant date 8/12/09; securities underlying options - 25,000 with 5 year term.
(6)	Grant date 4/15/09; securities underlying options - 72,000 with 5 year term.
(7)	Grant date 8/21/09; securities underlying options - 500,000 with 5 year term.
(8)	Grant date 1/15/09; securities underlying options - 40,000 with 5 year term.
(9)	Grant date 6/16/09; securities underlying options - 15,000 with 5 year term.
(10)	Grant date 6/1/09; securities underlying options – 14,583 with 5 year term.
(11)	Grant date 6/1/09; securities underlying options - 15,000 with 5 year term.
(12)
Grant date 9/11/09; securities underlying options - 750,000 with 5 year term.  Does not include the right to acquire 250,000 shares of the Company’s common stock upon the exercise of an existing stock option pursuant to matching rights under that certain Investment Agreement, dated August 19, 2009, by and between the Company and Kien Huat Realty III Limited (“Kien Huat”), which matching rights Kien Huat assigned to Mr. Au on November 12, 2009.

(13)	Frank Catania, Kenneth Dreifach and Richard Robbins resigned from their positions as members of the Board on March 17, 2009.
(14)	John Sharpe resigned from his position as a member of the Board on March 20, 2009.
(15)	Louis Cappelli joined the Board on March 23, 2009.
(16)	Kenneth Dreifach and Nancy Palumbo joined the Board on June 1, 2009.
(17)	Bruce Berg and Kenneth Dreifach resigned from their positions as members of the Board on August 12, 2009.
(18)	Au Fook Yew and G. Michael Brown joined the Board on August 19, 2009.

Cash Compensation

Prior to September 1, 2009, each non-employee member of the Company’s Board of Directors received $1,000 per meeting attended in person and $500 per meeting attended telephonically.  Directors that also serve on committees of the Board of Directors receive an additional $1,000 per committee meeting attended in person and $500 per meeting attended telephonically.  The chairman of the Audit Committee receives an additional annual payment of $25,000.

On September 1, 2009, the Company’s Board of Directors ratified the Compensation Committee’s recommendations for (i) board and committee meeting fees of $1,500 for in person meetings and $500 per meeting for telephonic meetings effective on such date, (ii) annual cash compensation for non-employee directors of $40,000 effective January 1, 2010, (iii) annual compensation for the chairman of the Audit Committee of $45,000 beginning in 2010, (iv) annual compensation for the chairperson of the Compensation Committee of $25,000 beginning in 2010, (v) annual compensation for the chairman of the Corporate Governance and Nominations Committee of $25,000 beginning in 2010, (vi) the prorated cash compensation for the remainder of 2009 for each non-employee director of $13,333, (vii) the prorated cash compensation for the remainder of 2009 for the chairman of the Audit Committee of $6,600 and (viii) the prorated cash compensation for the remainder of 2009 for each of the chairperson of the Compensation Committee and the chairman of the Corporate Governance and Nominations Committee of $8,333.  On November 9, 2009, the Company’s Board of Directors established the Regulatory Compliance Committee and approved the compensation for the members of such committee to be consistent with the compensation of chairpersons and members of the Compensation Committee and the Corporate Governance and Nominations Committee.

Stock Compensation

In 2009, each non-employee member of the Company’s Board of Directors receives an annual grant of options to purchase 25,000 shares of the Company’s Common Stock at the Common Stock’s then current fair market value, and since August 2003 each newly elected or appointed non-employee director not appointed directly or indirectly in connection with an agreement with an investor received a one-time grant of an option to purchase 15,000 shares of the Company’s Common Stock at the Common Stock’s then current fair market value.  All stock options granted to the members of the Company’s Board of Directors vest immediately, except for the options issued in lieu of the annual cash compensation in 2009, where such options vested 25% on the grant date, 25% three months after the grant date, 25% six months after the grant date and 25% nine months after the grant date.  In 2009, the chairman of the audit committee received an additional annual grant of an option to purchase 15,000 shares of the Company’s Common Stock.

INDEX

On September 1, 2009, the Company’s Board of Directors ratified the Compensation Committee’s recommendations beginning in 2010 for the annual grant of options to purchase 10,000 shares of the Company’s Common Stock for non-employee directors beginning in 2010 at the Common Stock’s then current fair market value vesting 25% on the grant date, 25% three months after the grant date, 25% six months after the grant date and 25% nine months after the grant date and for the annual grant of 10,000 shares of restricted stock to non-employee directors with such shares vesting one year after the grant date.

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

On September 1, 2009, the Company’s Board of Directors ratified the Compensation Committee’s approval of compensation of $60,000 per year for the position of non-executive Chairman of the Board.  G. Michael Brown, who was appointed the Company’s Chairman of the Board on such date to assume the responsibilities of the position at such time that he was permitted by regulatory authorities to serve in such capacity. G. Michael Brown and Au Fook Yew abstained from all votes of the Board of Directors related to the establishment of this compensation.

Lead Director Compensation

Om May 27, 2009, the Compensation Committee approved the compensation of $25,000 per year for the position of lead director of the Company’s Board of Directors payable in quarterly installments beginning with the 2009 2nd quarter.  Following an amendment to the Company’s 2005 Equity Incentive Plan, the Compensation Committee approved the grant of options to purchase 15,000 shares of the Company’s Common Stock with a term of 5 years for James Simon as lead director for 2009.  James Simon, who was appointed as the lead director of the Company’s Board of Directors on April 27, 2009, abstained from all votes of the Board of Directors related to the establishment of the foregoing compensation.  On December 8, 2009, the Compensation Committee approved the grant of options to purchase 15,000 shares of the Company’s Common Stock with a term of 5 years for James Simon as lead director for 2010.  James Simon, who was appointed as the lead director of the Company’s Board of Directors on April 27, 2009, abstained from all votes of the Board of Directors related to the establishment of the foregoing compensation.

Compensation Committee Interlocks and Insider Participation

There were no transactions between any member of the Compensation Committee and the Company during the fiscal year ended December 31, 2009.  No member of the Compensation Committee was an officer or employee of the Company or any subsidiary of the Company during fiscal 2009.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Compensation Committee Members:
Nancy Palumbo, Chairperson
G. Michael Brown
James Simon

INDEX

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibits

31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESORTS, INC.

By:	/s/ Joseph A. D’Amato
	Name:	Joseph A. D’Amato
	Title:	Chief Executive Officer and Chief Financial Officer
	Date:	April 30, 2010

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph A. D’Amato	Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)	April 30, 2010
Joseph A. D’Amato

/s/ G. Michael Brown	Chairman	April 30, 2010
G. Michael Brown

Director
Au Fook Yew

/s/ Ralph J. Bernstein	Director	April 30, 2010
Ralph J. Bernstein

/s/ Louis R. Cappelli	Director	April 30, 2010
Louis R. Cappelli

/s/ Paul A. deBary	Director	April 30, 2010
Paul A. deBary

/s/ Nancy A. Palumbo	Director	April 30, 2010
Nancy A. Palumbo

/s/ James Simon	Director	April 30, 2010
James Simon

INDEX

Exhibit Index

31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.