Form 10-Q
period 2010-03-31
EMPIRE RESORTS INC
filed 2010-05-17
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐ No  ☐

Index

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐  No  ☒

The number of shares outstanding of the issuer’s common stock, as of May 14, 2010 was 69,479,340.

Index

ii

Index

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share data)

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$47,032	$50,080
Restricted cash	3,437	2,890
Accounts receivable, net	1,535	1,759
Prepaid expenses and other current assets	2,791	2,595
Total current assets	54,795	57,324
Property and equipment, net	28,617	28,877
Deferred financing costs, net of accumulated amortization of $2,166 in 2010 and $2,063 in 2009	1,775	1,878
Other assets	1,626	1,342
TOTAL ASSETS	$86,813	$89,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Senior convertible notes	$65,000	$65,000
Accounts payable	2,114	2,401
Accrued expenses and other current liabilities	5,284	6,472
Total current liabilities	72,398	73,873

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 5,000 shares authorized; $0.01 par value -
Series A, $1,000 per share liquidation value, none issued and outstanding	---	---
Series B, $29 per share liquidation value, 44 shares issued and outstanding	---	---
Series E, $10 per share redemption value, 1,731 shares issued and outstanding	6,855	6,855
Common stock, $0.01 par value, 95,000 shares authorized, 69,479 and 69,134 shares issued and outstanding in 2010 and 2009, respectively	695	691
Additional paid-in capital	118,876	117,632
Accumulated deficit	(112,011)	(109,630)
Total stockholders’ equity	14,415	15,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,813	$89,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2010	2009
REVENUES:
Gaming	$12,356	$12,199
Racing	2,585	2,267
Food, beverage and other	1,262	939
Gross revenues	16,203	15,405
Less: Promotional allowances	(742)	(691)
Net revenues	15,461	14,714

COSTS AND EXPENSES:
Gaming	9,790	9,765
Racing	2,195	1,985
Food, beverage and other	456	362
Selling, general and administrative	2,519	2,492
Stock-based compensation	1,040	412
Depreciation	303	311
Total costs and expenses	16,303	15,327

LOSS FROM OPERATIONS	(842)	(613)

Amortization of deferred financing costs	(102)	(102)
Interest expense	(1,301)	(1,391)
Interest income	2	11

NET LOSS	(2,243)	(2,095)
Undeclared dividends on preferred stock	(388)	(388)

NET LOSS APPLICABLE TO COMMON SHARES	$(2,631)	$(2,483)

Weighted average common shares outstanding, basic and diluted	69,256	33,945

Loss per common share, basic and diluted	$(0.04)	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,243)	$(2,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	303	311
Amortization of deferred financing costs	102	102
Stock-based compensation	1,040	412
Changes in operating assets and liabilities:
Restricted cash –NYS Lottery and Purse Accounts	(565)	(595)
Accounts receivable	224	(135)
Prepaid expenses and other current assets	(196)	406
Accounts payable	(288)	(422)
Accrued expenses and other current liabilities	(1,188)	(1,507)
Other assets	(283)	(155)
NET CASH USED IN OPERATING ACTIVITIES	(3,094)	(3,678)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(43)	---
Restricted cash - Racing capital improvement	18	(26)
NET CASH USED IN INVESTING ACTIVITIES	(25)	(26)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	35	---
Proceeds from exercise of option matching rights	36	---
NET CASH PROVIDED BY FINANCING ACTIVITIES	71	---

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,048)	(3,704)
CASH AND CASH EQUIVALENTS, beginning of period	50,080	9,687
CASH AND CASH EQUIVALENTS, end of period	$47,032	$5,983

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the period	$2,600	$2,691

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Common stock issued in settlement of preferred stock dividends	$137	$111

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A.  Summary of Business and Basis for Presentation

Basis for Presentation

The condensed consolidated financial statements and notes as of  March 31, 2010 and for the three-month periods ended March 31, 2010 and 2009 are unaudited and include the accounts of Empire Resorts, Inc. and subsidiaries (“Empire,” the “Company,” “us,” “our” or “we”).

The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and the footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in our opinion, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the interim period are not indicative of results to be expected for the full year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Our ability to continue as a going concern depends on our ability to fulfill our obligations with respect to $65 million of 5 ½% senior convertible notes (“the Notes”).  Under the terms of the Notes, we had an obligation to repurchase any of the Notes at a price equal to 100% of their principal amount on July 31, 2009; to the extent that the Holder, as defined under the indenture dated July 26, 2004 (the “Indenture”), delivered a properly executed Put Notice, as defined under the Indenture.  We sought a judicial determination, which we refer to as the “Action,” in the Supreme Court of New York, Sullivan County (the “Court”), against the beneficial owners of the Notes, as well as The Depository Trust Company (“DTC”) and the Bank of New York Mellon Corporation (the “Trustee,” and together with DTC, the “Defendants”) that (1) no Holder, delivered an executed Put Notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture prior to the close of business on July 31, 2009, and that (2) the three entities that gave the purported notice of default may not and have not accelerated the Notes or invoked certain other consequences of a default.  On April 8, 2010, we received the Decision, Order and Judgment (the “Decision”) from the Court granting the Defendants’ motion for summary judgment.  The Decision provides that the Court has determined that the Defendants properly exercised the option requiring us to repurchase the Notes, that we are in default under the Notes with respect to our failure to repurchase the Notes on July 31, 2009 and that we must now repurchase the Notes.  On May 11, 2010, we filed a notice of appeal with the Third Judicial Department of the Appellate Division of the Supreme Court of the State of New York (the “Appellate Division”) to appeal the Decision. We are unable to predict the length of time it will take for the Appellate Division, or the State of New York Court of Appeals, to issue a final, non-appealable judgment.  In the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised, we would not have an immediate source of funds from which to pay our obligations under the Notes, and no assurance can be made that other sources of financing will be available at such time on commercially reasonable terms, if at all, to satisfy our obligations under the Notes. We are working with our financial advisor, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and our legal counsel to consider our available financial and legal alternatives in the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised.

In addition, we have continuing net losses and negative cash flows from operating activities.  These additional conditions also raise substantial doubt about our ability to continue as a going concern.  These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

On March 23, 2009, we entered into an agreement (the “Concord Agreement”) with Concord Associates, L.P. (“Concord”), pursuant to which we (or a wholly-owned subsidiary reasonably acceptable to Concord) shall be retained by Concord Empire Raceway Corp. (“Raceway Corp.”), a subsidiary of Concord, to provide advice and general managerial oversight with respect to the operations at the harness track to be constructed at that certain parcel of land located in the Town of Thompson, New York and commonly known as the Concord Hotel and Resort (the “Concord Property”).  The Concord Agreement has a term of forty years.  The closing of the transactions contemplated by the Concord Agreement is to take place on the date that Concord or its subsidiary secures and closes on (but not necessarily funds under) financing in the minimum aggregate amount of $500 million (including existing equity) from certain third-party lenders in connection with the development of the harness track and certain gaming facilities on the Concord Property.  In the event that the closing of the Concord Agreement has not occurred on or before July 31, 2010, the Concord Agreement may be terminated by either Concord or us by written notice.  No assurance can be made that the financing required as a condition to the consummation of the transactions contemplated by the Concord Agreement will be obtained by Concord.

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

As used herein, Class III casino means a facility authorized to conduct a full range of gaming activities including slot machines, on which the outcome of play for each machine is based upon randomness, and various table games including, but not limited to, poker, blackjack and craps.  VGMs are similar to slot machines, but they are electronically controlled from a central station and the procedure for determining winners is based on algorithms that distribute wins based on fixed odds, rather than mechanical or other methods designed to produce a random outcome for each play.

We operate through three principal subsidiaries, Monticello Raceway Management, Inc. (“Monticello Raceway Management”), Monticello Casino Management, LLC (“Monticello Casino Management”) and Monticello Raceway Development Company, LLC (“Monticello Raceway Development”).  Currently, only Monticello Raceway Management has operations which generate revenue.

VGM Operations.  We currently operate a 45,000 square foot VGM facility at Monticello Casino and Raceway.  VGMs are electronic gaming devices that allow patrons to play electronic versions of various lottery games of chance and are similar in appearance and feel to traditional slot machines.  VGM operations at Monticello Casino and Raceway began on June 30, 2004.  At March 31, 2010, the number of VGMs in operation was 1,090 compared to 1,587 at March 31, 2009.

Revenues derived from our VGM operations consist of VGM revenues and related food and beverage concession revenues.  Each of the VGMs is owned by the State of New York.  By statute, for a period of five years which began on April 1, 2008, 42% of gross VGM revenue is distributed to us.  Following that five-year period, 40% of the first $50 million, 29% of the next $100 million and 26% thereafter of gross VGM revenue will be distributed to us. Gross VGM revenues consist of the total amount wagered at our VGMs, less prizes awarded.   The statute also provides a vendor’s marketing allowance for racetracks operating video lottery programs of 10% on the first $100 million of net revenues generated and 8% thereafter.  The legislation authorizing the implementation of VGMs at Monticello Casino and Raceway expires in 2013.

Index

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

Note B.  Summary of Significant Accounting Policies

Accounts receivable.  Accounts receivable are stated at the amount we expect to collect.  When needed, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts.  Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and our judgment of collectability.  In the normal course of business, we settle wagers for other racetracks and are exposed to credit risk.  These wagers are included in accounts receivable.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  As of March 31, 2010 and December 31, 2009, we recorded an allowance for doubtful accounts of approximately $763,000.

Loss per common share.  We compute basic loss per share by dividing loss applicable to common shares by the weighted-average common shares outstanding for the year.  Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity.  Since the effect of outstanding options, warrants and option matching rights is anti-dilutive with respect to losses, they have been excluded from our computation of loss per common share.  Therefore, basic and diluted losses per common share for the three months ended March 31, 2010 and 2009 were the same.

The following table shows the approximate number of common stock equivalents outstanding at March 31, 2010 and 2009 that could potentially dilute basic income per share in the future, but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

	Outstanding at March 31,
	2010	2009
Options	8,137,000	3,039,000
Warrants	---	250,000
Option Matching Rights	7,387,000	---
Shares to be issued upon conversion of convertible debt	5,175,000	5,175,000
Total	20,699,000	8,464,000

Fair value.  In the first quarter of 2008, we adopted the Fair Value Measurements and Disclosures standard issued by the Financial Accounting Standards Board (“FASB”) for financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).    As permitted in 2008, we chose not to elect the fair value option as prescribed by FASB for our financial assets and liabilities that had not been previously carried at fair value.  Our financial instruments are comprised of current assets and current liabilities, which included the Notes.  Current assets and current liabilities approximate fair value due to their short-term nature.

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

Index

Reclassifications.  Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent accounting pronouncements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No.  2010-06, “Improving Disclosures about Fair Value Measurements” (the “Update”).  The Update provides amendments to FASB Accounting Standards Codification (“ASC”) 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  The disclosures related to Level 1 and Level 2 fair value measurements are effective for us in 2010 and the disclosures related to Level 3 fair value measurements are effective for us in 2011.   The Update requires new disclosures only, and has no impact on our consolidated financial position, results of operations, or cash flow.

In April 2010, the FASB issued ASU No. 2010-16, “Entertainment - Casinos (Topic 924): Accruals for Casino Jackpot Liabilities.” The ASU codifies the consensus reached in Emerging Issues Task Force Issue No. 09-F, "Casino Base Jackpot Liabilities." This ASU amends the FASB ASC to clarify that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance in the ASU applies to both base and progressive jackpots. The amendments in the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. We do not expect the adoption of ASU No. 2010-16 to have a material impact on our consolidated financial position, results of operations, or cash flow.

Note C.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Liability for horseracing purses	$2,043	$1, 984
Accrued interest	867	2,167
Accrued payroll	587	466
Accrued other	1,787	1,855
Total accrued expenses and other current liabilities	$5,284	$6,472

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

The Notes rank senior in right of payment to all of our existing and future subordinated indebtedness.  The Notes are secured by our tangible and intangible assets and by a pledge of the equity interests of each of our subsidiaries and a mortgage on our property in Monticello, New York.

 The Notes initially accrued interest at an annual rate of 5 ½%, which would be maintained with the occurrence of the “Trigger Event,” as defined under the Indenture.  Since the events that constitute the “Trigger Event” had not occurred within the time period allotted under the Indenture, the Notes have accrued interest from and after July 31, 2005 at an annual rate of 8%.  The holders of the Notes have the option to convert the Notes into shares of our common stock at any time prior to maturity, redemption or repurchase.  The initial conversion rate is 72.727 shares per each $1,000 principal amount of the Notes.  This conversion rate was equivalent to an initial conversion price of $13.75 per share.  Since the Trigger Event did not occur on or prior to July 31, 2005, the initial conversion rate per each $1,000 principal amount of the Notes was reset to $12.56 per share.  This rate would result in the issuance of 5,175,159 shares upon conversion.

Index

In August 2009, we commenced a declaratory judgment action against the beneficial owners of the Notes, as well as DTC and the Trustee, which we refer to together as the Defendants, in the Court, pursuant to which we sought a judicial determination that (1) no Holder, as defined under the Indenture, delivered a Put Notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture prior to the close of business on July 31, 2009, and that (2) Plainfield Special Solutions Master Fund Limited (“Plainfield”), Highbridge International LLC (“Highbridge”) and Whitebox Advisors LLC (“Whitebox”) may not and have not accelerated the Notes or invoked certain other consequences of a default. In October 2009, we entered into a stipulation in connection with the Action.  Pursuant to a stipulation that we entered into in August 2009, we agreed to discontinue our claims against all beneficial owners of the Notes who executed the stipulation (the “Consenting Defendants”), who represent substantially all of the outstanding principal amount of the Notes, including Plainfield, Highbridge and Whitebox, without prejudice, and Plainfield, Highbridge and Whitebox agreed to withdraw the notices of default and acceleration of the Notes that they sent to us on August 3 and August 11, 2009. The Consenting Defendants further agreed to (i) be bound by any final non-appealable judgment with respect to the declaratory judgment sought by us against the Defendants, and (ii) not to commence any action or proceeding concerning the subject matter of the declaratory judgment until there has been a final non-appealable judgment with respect to the declaratory judgment sought by us.

On October 16, 2009, the Defendants answered the complaint, denying that we are entitled to the determination sought in the Action.  On October 27, 2009, the Defendants filed a motion for summary judgment, seeking a determination that the Notes were properly put to us for repurchase on July 31, 2009. On December 3, 2009, we filed opposition papers and a cross-motion for summary judgment, requesting that the Court determine that the Holders of the Notes have failed to properly exercise any option to require that we repurchase the Notes by reason of a Holder put right exercisable prior to the close of business on July 31, 2009, and, as a consequence, that we are not in default of the Indenture.

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

On April 8, 2010, we received the Decision from the Court granting the Defendants’ motion for summary judgment.  The Decision provides that the Court has determined that the Defendants properly exercised the option requiring us to repurchase the Notes, that we are in default under the Notes with respect to our failure to repurchase the Notes on July 31, 2009 and that we must now repurchase the Notes.   On May 11, 2010, we filed a notice of appeal with the Appellate Division to appeal the Decision. We are unable to predict the length of time it will take for the Appellate Division, or the State of New York Court of Appeals, to issue a final, non-appealable judgment.  In the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised, we would not have an immediate source of funds from which to pay our obligations under the Notes, and no assurance can be made that other sources of financing will be available at such time on commercially reasonable terms, if at all, to satisfy our obligations under the Notes. We are working with our financial advisor, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and our legal counsel to consider our available financial and legal alternatives in the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised.

Index

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

Due to the “Event of Default,” the accrued interest increases to an annual rate of 9% on the overdue principal as of August 4, 2009.  If we are unsuccessful in our appeal of the Decision, the default interest payable at March 31, 2010 is approximately $428,000.  This represents the default interest due from August 4, 2009, the date of the purported occurrence of the Event of Default, through March 31, 2010. Subsequent to March 31, 2010, the estimated default interest accrual is approximately $54,000 per month.

We recognized interest expense associated with the Notes of approximately $1.3 million in each of the three month periods ended March 31, 2010 and 2009.

Note E.  Stockholders’ Equity

Stock-based compensation expense is approximately $1.0 million and $412,000 for the three months ended March 31, 2010 and 2009, respectively.  As of March 31, 2010, there was approximately $2.6 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under our plans.  That cost is expected to be recognized over the remaining vesting period of three years.  This expected cost does not include the impact of any future stock-based compensation awards.

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

On February 23, 2010 we authorized issuance of 74,705 shares of our common stock as payment of dividends due for the year ended December 31, 2009 on our Series B preferred stock.  The approximate value of these shares when issued was $137,000.

On March 9, 2009, we authorized issuance of 124,610 shares of our common stock as payment of dividends due for the year ended December 31, 2008 on our Series B preferred stock.  The approximate value of these shares when issued was $111,000.

Note F.  Concentration

One debtor, Hawthorne Race Course, Inc., represented approximately 10%  of the total outstanding accounts receivable as of March 31, 2010 and two debtors, New York Off-Track Betting Corporation and New Jersey Sports and Exposition Authority, represented approximately 12% and 11%, respectively, of the total outstanding accounts receivable as of December 31, 2009.

Note G.  Commitments and Contingencies

Legal Proceedings

Empire Resorts, Inc. v. The Bank of New York Mellon Corporation and The Depository Trust Company

On August 5, 2009, we filed a declaratory judgment action against the beneficial owners of the Notes, as well as the DTC and the Trustee, which we refer to together as the Defendants.  In the complaint, we sought a judicial determination that (1) no Holder, as defined under the Indenture, delivered a Put Notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture prior to the close of business on July 31, 2009, and that (2) Plainfield, Highbridge and Whitebox may not and have not accelerated the Notes or invoked certain other consequences of a default.  In October 2009, we entered into a stipulation in connection with the Action.  Pursuant to the stipulation, we agreed to discontinue our claims against all beneficial owners of the Notes who executed the stipulation, which we refer to as the Consenting Defendants, who represent substantially all of the outstanding principal amount of the Notes, including Plainfield, Highbridge and Whitebox, without prejudice, and Plainfield, Highbridge and Whitebox agreed to withdraw the notices of default and acceleration of the Notes that they sent to us on August 3 and August 11, 2009. The Consenting Defendants have further agreed to (i) be bound by any final non-appealable judgment with respect to the declaratory judgment sought by us against the Defendants, and (ii) not to commence any action or proceeding concerning the subject matter of the declaratory judgment until there has been a final non-appealable judgment with respect to the declaratory judgment sought by us.

Index

On October 16, 2009, the Defendants answered the complaint, denying that we are entitled to the determination sought in the Action.  On October 27, 2009, the Defendants filed a motion for summary judgment, seeking a determination that the Notes were properly put to us for repurchase on July 31, 2009. On December 3, 2009, we filed opposition papers and a cross-motion for summary judgment, requesting that the Court determine that the Holders of the Notes have failed to properly exercise any option to require that we repurchase the Notes by reason of a Holder put right exercisable prior to the close of business on July 31, 2009, and, as a consequence, that we are not in default of the Indenture.

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

On April 8, 2010, we received the Decision from the Court granting the Defendants’ motion for summary judgment.  The Decision provides that the Court has determined that the Defendants properly exercised the option requiring us to repurchase the Notes, that we are in default under the Notes with respect to our failure to repurchase the Notes on July 31, 2009 and that we must now repurchase the Notes.  On May 11, 2010, we filed a notice of appeal with the Appellate Division to appeal the Decision. We are unable to predict the length of time it will take for the Appellate Division, or the State of New York Court of Appeals, to issue a final, non-appealable judgment.  In the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised, we would not have an immediate source of funds from which to pay our obligations under the Notes, and no assurance can be made that other sources of financing will be available at such time on commercially reasonable terms, if at all, to satisfy our obligations under the Notes. We are working with our financial advisor, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and our legal counsel to consider our available financial and legal alternatives in the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised.

Empire Resorts, Inc. v. Joseph E. Bernstein

On January 7, 2010, we filed a complaint against Joseph E. Bernstein, our former Chief Executive Officer, in the United States District Court for the Southern District of New York.  In the complaint, we are seeking injunctive relief, unspecified monetary damages and a judgment declaring that Mr. Bernstein is bound by the non-competition restrictions in his employment agreement. Prior to the expiration of his employment agreement, Mr. Bernstein had made numerous financial demands on us.  After we refused his demands, Mr. Bernstein issued a 17-page letter to the New York State Racing and Wagering Board making numerous accusations against us and certain of our directors (the “R&W Letter”), which we maintain are false and baseless.  In the R&W Letter, Mr. Bernstein reveals our confidential and proprietary information and discloses confidential attorney-client privileged communications.  We are cooperating fully with the New York State Racing and Wagering Board with respect to their investigation into this matter.  We are seeking relief from Mr. Bernstein for his alleged: (i) breach of his employment agreement caused by his dissemination of our confidential information in contravention of the terms of the employment agreement as a result of his widespread dissemination of the R&W Letter, (ii) breach of his fiduciary duties to us caused by his improper use of and dissemination of the R&W Letter, (iii) violation of his good faith and loyalty obligations to us as a result of, among other things, disclosing confidential information and attorney-client privileged information of us as a result of his dissemination of the R&W Letter, and (iv) tortious interference with prospective business relations caused by Mr. Bernstein’s attempted interference with our business relations with the St. Regis Mohawk Tribe.  Prior to issuance of the R&W Letter, we received a letter from Mr. Bernstein’s counsel alleging that we breached Mr. Bernstein’s employment agreement and summarizing Mr. Bernstein’s claims against the Company.  Mr. Bernstein filed a counterclaim against the Company and certain third party defendants in April 2010.  On May 13, 2010, Mr. Bernstein, the Company and the third party defendants entered into a settlement agreement providing for the dismissal of all claims with prejudice.

Index

Other Proceedings

We are a party from time to time to various other legal actions that arise in the normal course of business.  In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

Note H.  Subsequent Events

On April 8, 2010, we received the Decision from the Court granting the Defendants’ motion for summary judgment.  The Decision provides that the Court has determined that the Defendants properly exercised the option requiring us to repurchase the Notes, that we are in default under the Notes with respect to our failure to repurchase the Notes on July 31, 2009 and that we must now repurchase the Notes.  On May 11, 2010, we filed a notice of appeal with the Appellate Division to appeal the Decision. We are working with our financial advisor, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and our legal counsel to consider our available financial and legal alternatives in the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised.

On May 13, 2010, the Company, Kien Huat Realty III Limited (“Kien Huat”), Kok Thay Lim, Au Fook Yew, G. Michael Brown, and Joseph Bernstein entered into a settlement agreement, dated as of May 11, 2010 (the “Settlement Agreement”), providing for the dismissal of the action captioned Empire Resorts, Inc. v. Joseph E. Bernstein with prejudice and mutual releases by the Company, Kien Huat, Kok Thay Lim, Au Fook Yew and G. Michael Brown, on the one hand, and Joseph Bernstein, on the other of any and all claims.  In consideration of the release by Mr. Bernstein of any and all claims against the Company, the Company agreed pursuant to the terms of the Settlement Agreement to pay Mr. Bernstein consideration of $1.5 million, inclusive of legal fees, and to issue to Mr. Bernstein warrants to purchase an aggregate of 3.25 million shares of the Company’s common stock at $2.00 per share, as follows: (i)  250,000 shares with an expiration date of May 10, 2015; (ii) 1 million shares with an expiration date of May 10, 2015; and (iii) 2 million shares with an expiration date of May 10, 2020, which may be exercised on a cashless basis and cannot be exercised until the warrants to purchase 1.25 million shares described in clauses (i) and (ii) above have been exercised in full.

Under the terms of the Settlement Agreement, Mr. Bernstein is not released from and will continue to be obligated to comply with the confidentiality provisions of his employment agreement with the Company.  In addition, the Settlement Agreement restricts Mr. Bernstein’s ability to perform services for, hold office as an officer or director or like positions in or communicate with the St. Regis Mohawk Tribe for a period of 10 years.  The Settlement Agreement also contains certain other confidentiality, non-disparagement and non-interference provisions.

In the event that Mr. Bernstein materially breaches any terms of the Settlement Agreement, he will be obligated to immediately return to the Company $250,000 and the warrant for the purchase of 2 million shares of the Company’s common stock, provided that the other parties to the Settlement Agreement have not materially breached the terms of the agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of the Financial Condition and Results of Operations should be read together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Condensed Consolidated Financial Statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements generally relate to our strategies, plans and objectives for future operations and are based upon management’s current plans and beliefs or estimates of future results or trends.  Forward-looking statements also involve risks and uncertainties, including, but not restricted to, the risks and uncertainties described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could cause actual results to differ materially from those contained in any forward-looking statement.  Many of these factors are beyond our ability to control or predict.

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

Index

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Our ability to continue as a going concern depends on our ability to fulfill our obligations with respect to $65 million of 5 ½% senior convertible notes (“the Notes”).  Under the terms of the Notes, we had an obligation to repurchase any of the Notes at a price equal to 100% of their principal amount on July 31, 2009; to the extent that the Holder, as defined under the indenture dated July 26, 2004 (the “Indenture”), delivered a properly executed Put Notice, as defined under the Indenture.  We sought a judicial determination, which we refer to as the “Action,” in the Supreme Court of New York, Sullivan County (the “Court”), against the beneficial owners of the Notes, as well as The Depository Trust Company (“DTC”) and the Bank of New York Mellon Corporation (the “Trustee,” and together with DTC, the “Defendants”) that (1) no Holder, delivered an executed Put Notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture prior to the close of business on July 31, 2009, and that (2) the three entities that gave the purported notice of default may not and have not accelerated the Notes or invoked certain other consequences of a default.  On April 8, 2010, we received the Decision, Order and Judgment (the “Decision”) from the Court granting the Defendants’ motion for summary judgment.  The Decision provides that the Court has determined that the Defendants properly exercised the option requiring us to repurchase the Notes, that we are in default under the Notes with respect to our failure to repurchase the Notes on July 31, 2009 and that we must now repurchase the Notes.  On May 11, 2010, we filed a notice of appeal with the Third Judicial Department of the Appellate Division of the Supreme Court of the State of New York (the “Appellate Division”) to appeal the Decision. We are unable to predict the length of time it will take for the Appellate Division, or the State of New York Court of Appeals, to issue a final, non-appealable judgment.  In the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised, we would not have an immediate source of funds from which to pay our obligations under the Notes, and no assurance can be made that other sources of financing will be available at such time on commercially reasonable terms, if at all, to satisfy our obligations under the Notes. We are working with our financial advisor, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and our legal counsel to consider our available financial and legal alternatives in the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised.

Overview

Empire Resorts, Inc. (“Empire,” the “Company,” “us,” “our” or “we”) was organized as a Delaware corporation on March 19, 1993, and since that time has served as a holding company for various subsidiaries engaged in the hospitality and gaming industries.

Through our wholly-owned subsidiary, Monticello Raceway Management, Inc. (“Monticello Raceway Management”), we currently own and operate Monticello Casino and Raceway, a video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York, 90 miles Northwest of New York City.  At Monticello Casino and Raceway, we currently operate 1,090 VGMs as an agent for the New York State Lottery and conduct pari-mutuel wagering through the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and the export simulcasting of our races to offsite pari-mutuel wagering facilities.

We are concentrating on improving our cash flow, current operations at Monticello Raceway Management and restructuring our balance sheet with the infusion of new capital from our Investor, Kien Huat Realty III Limited, a corporation organized under the laws of the Isle of Man (“Kien Huat”).  We have an agreement, subject to certain conditions, with Concord Empire Raceway Corp. (“Raceway Corp.”), a subsidiary of Concord Associates, L.P., to provide advice and general managerial oversight with respect to the operations at a harness to be constructed at that certain parcel of land located in the Town of Thompson, New York and commonly known as the Concord Hotel and Resort.  No assurance can be given that the conditions to the closing of the transaction will be satisfied in order to complete the transaction, as planned.

We have been working since 1996 to develop a Class III casino on a site 29.31 acre owned by us adjacent to our Monticello, New York facility.  As used herein, Class III gaming means a full casino including slot machines, on which the outcome of play is based upon randomness, and various table games including, but not limited to, poker, blackjack and craps.  Initially, this effort was pursued through agreements with various Indian tribes.  Our most recent efforts were pursuant to agreements with the St. Regis Mohawk Tribe, which expired pursuant to their terms on December 31, 2007.  We were advised, however, that on January 4, 2008, the St. Regis Mohawk Tribe received a letter from the Bureau of Indian Affairs (“BIA”) denying the St. Regis Mohawk Tribe’s request to take 29.31 acres into trust for the purpose of building a Class III gaming facility to be located at Monticello Casino and Raceway.  The basis for the denial, a newly promulgated “commutability rule,” is reported to be under review by the U.S. Department of the Interior.

Index

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009.

Revenues.  Net revenues increased approximately $700,000 (5%) for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  Revenue from VGM operations increased by approximately $157,000 (1%); revenue from racing operations increased by approximately $318,000  (14%) and food, beverage and other revenue increased by approximately $323,000 (34%).  Complimentary expenses (“Promotional Allowances”) increased by approximately $51,000 (7%), including an increase in food promotions.

Index

Our number of daily visits increased approximately 14%; and the average daily win per unit increased from an adjusted $124.32 for the three months ended March 31, 2009 to $125.95 for the three months ended March 31, 2010 (1%).  The adjusted average daily win per unit for the three months ended March 31, 2009 reflects the reduction in the number of machines in service from 1,587 to 1,090 in the three months ended March 31, 2010.  Our VGM hold percentage was 7.8% for the three months ended March 31, 2010 and 2009.  VGM revenues are recorded net of tax-free VGM play of approximately $1.3 million and $0 in the three months ended March 31, 2010 and 2009, respectively. The increase in tax-free VGM play was associated with a New York State Lottery pilot program that commenced in August 2009. The pilot program was evaluated by the New York State Lottery at the end of six-month period and was extended another six months until August 4, 2010. During the period from the inception of the pilot program, our rate of reduction of VGM net win has declined. We will continue to use this program in conjunction with our marketing promotional programs and increased television advertising in 2010 to increase our awareness in our primary markets and to regain market share.

Racing revenue increased primarily because of approximately $254,000 received from Off-Track Betting Corporations (“OTBs”) in payment of amounts previously contested by the OTBs and $45,000 in stall rental income.

 Food, beverage and other revenue increased primarily as a result of food promotions.

Promotional Allowances increased by approximately $51,000 (7%), primarily due to an increase in food promotions of approximately $323,000; offset by decreases in taxable free play of approximately $205,000 and players club awards of approximately $76,000.

Gaming costs.  Gaming (VGM) costs remained constant at approximately $9.8 million for the three months ended March 31, 2010 and 2009.  Lottery and other commissions increased approximately $167,000 due to increased VGM revenue. This increase was offset by decreases in payroll costs of approximately $124,000 and other cost savings of approximately $17,000.

Racing costs.  Racing costs increased by approximately $210,000  (11%) to approximately $2.2 million for the three months ended March 31, 2010.  This increase is a result of the horsemen’s share of approximately $155,000 from higher racing revenues and various other costs of approximately $107,000 offset by cost savings of approximately $52,000 in payroll due to a reduction in the number of employees required for our current business volume.

Food, beverage and other costs.  Food, beverage and other costs increased approximately $94,000 (26%) to approximately $456,000 primarily as a result of increased food revenue.  Food and beverage costs were 36% and 39% of food and beverage revenues for the three months ended March 31, 2010 and 2009, respectively.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased approximately $27,000 (1%) for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  This increase was a result of direct marketing expenses of approximately $370,000, primarily consisting of promotional prize expenses, television advertising, and direct mail expense. These increases were offset by payroll savings of approximately $338,000.

Stock-based compensation expense.  The increase in stock-based compensation of approximately $628,000 was primarily a result of options granted to directors during the three months ended March 31, 2010.

Interest expense and income.  Interest expense decreased approximately $90,000 (6%) as a result of us satisfying  our line of credit in December 2009.  Interest income decreased by approximately $9,000 as a result of lower rates during the three months ended March 31, 2010.

Liquidity and Capital Resources

Net cash used in operating activities during the three months ended March 31, 2010 and 2009 was approximately $3.1 million and $3.7 million, respectively.  The decrease of approximately $584,000 was primarily a result of the decrease in the net loss after the adjustments for non-cash items during the three months ended March 31, 2010.

Index

Net cash provided by financing activities was approximately $71,000 for the three months ended March 31, 2010 compared to $0 for the three months ended March 31, 2009.  This increase is a result of proceeds received for the exercise of stock options and option matching rights.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any financial instruments held for trading or other speculative purposes and do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.  We invest our excess cash primarily in short term U.S. Treasury Funds. Due to the short-term nature of these investments, an increase or decrease by 1% in market interest rates would not have a significant impact on the total value of our portfolio as of March 31, 2010. Accordingly, while changes in interest rates could decrease interest income, we do not believe that an interest rate change would not have a significant impact on our operations.

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

We carried out an evaluation as of March 31, 2010 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings.

Changes in Our Financial Reporting Internal Controls.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Empire Resorts, Inc. v. The Bank of New York Mellon Corporation and The Depository Trust Company

On August 5, 2009, we filed a declaratory judgment action against the beneficial owners of the Notes, as well as DTC and the Trustee, which we refer to together as the Defendants.  In the complaint, we sought a judicial determination that (1) no Holder, as defined under the Indenture, delivered a Put Notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture prior to the close of business on July 31, 2009, and that (2) Plainfield Special Solutions Master Fund Limited (“Plainfield”), Highbridge International LLC (“Highbridge”) and Whitebox Advisors LLC (“Whitebox”) may not and have not accelerated the Notes or invoked certain other consequences of a default. In October 2009, we entered into a stipulation in connection with the Action.  Pursuant to the stipulation, we agreed to discontinue our claims against all beneficial owners of the Notes who executed the stipulation (the “Consenting Defendants”), who represent substantially all of the outstanding principal amount of the Notes, including Plainfield, Highbridge and Whitebox, without prejudice, and Plainfield, Highbridge and Whitebox agreed to withdraw the notices of default and acceleration of the Notes that they sent to us on August 3 and August 11, 2009. The Consenting Defendants further agreed to (i) be bound by any final non-appealable judgment with respect to the declaratory judgment sought by us against the Defendants, and (ii) not to commence any action or proceeding concerning the subject matter of the declaratory judgment until there has been a final non-appealable judgment with respect to the declaratory judgment sought by us.

On October 16, 2009, the Defendants answered the complaint, denying that we are entitled to the determination sought in the Action.  On October 27, 2009, the Defendants filed a motion for summary judgment, seeking a determination that the Notes were properly put to us for repurchase on July 31, 2009. On December 3, 2009, we filed opposition papers and a cross-motion for summary judgment, requesting that the Court determine that the Holders of the Notes have failed to properly exercise any option to require that we repurchase the Notes by reason of a Holder put right exercisable prior to the close of business on July 31, 2009, and, as a consequence, that we are not in default of the Indenture.

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

On April 8, 2010, we received the Decision from the Court granting the Defendants’ motion for summary judgment.  The Decision provides that the Court has determined that the Defendants properly exercised the option requiring us to repurchase the Notes, that we are in default under the Notes with respect to our failure to repurchase the Notes on July 31, 2009 and that we must now repurchase the Notes.  On May 11, 2010, we filed a notice of appeal with the Appellate Division to appeal the Decision. We are unable to predict the length of time it will take for the Appellate Division, or the State of New York Court of Appeals, to issue a final, non-appealable judgment.  In the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised, we would not have an immediate source of funds from which to pay our obligations under the Notes, and no assurance can be made that other sources of financing will be available at such time on commercially reasonable terms, if at all, to satisfy our obligations under the Notes. We are working with our financial advisor, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and our legal counsel to consider our available financial and legal alternatives in the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised.

Index

Empire Resorts, Inc. v. Joseph E. Bernstein

On January 7, 2010, we filed a complaint against Joseph E. Bernstein, our former Chief Executive Officer, in the United States District Court for the Southern District of New York.  In the complaint, we are seeking injunctive relief, unspecified monetary damages and a judgment declaring that Mr. Bernstein is bound by the non-competition restrictions in his employment agreement. Prior to the expiration of his employment agreement, Mr. Bernstein had made numerous financial demands on us.  After we refused his demands, Mr. Bernstein issued a 17-page letter to the New York State Racing and Wagering Board making numerous accusations against us and certain of our directors (the “R&W Letter”), which we maintain are false and baseless.  In the R&W Letter, Mr. Bernstein reveals our confidential and proprietary information and discloses confidential attorney-client privileged communications.  We are cooperating fully with the New York State Racing and Wagering Board with respect to their investigation into this matter.  We are seeking relief from Mr. Bernstein for his alleged: (i) breach of his employment agreement caused by his dissemination of our confidential information in contravention of the terms of the employment agreement as a result of his widespread dissemination of the R&W Letter, (ii) breach of his fiduciary duties to us caused by his improper use of and dissemination of the R&W Letter, (iii) violation of his good faith and loyalty obligations to us as a result of, among other things, disclosing confidential information and attorney-client privileged information of us as a result of his dissemination of the R&W Letter, and (iv) tortious interference with prospective business relations caused by Mr. Bernstein’s attempted interference with our business relations with the St. Regis Mohawk Tribe.  Prior to issuance of the R&W Letter, we received a letter from Mr. Bernstein’s counsel alleging that we breached Mr. Bernstein’s employment agreement and summarizing Mr. Bernstein’s claims against the Company.  Mr. Bernstein filed a counterclaim against the Company and certain third party defendants in April 2010.  On May 13, 2010, Mr. Bernstein, the Company and the third party defendants entered into a settlement agreement providing for the dismissal of all claims with prejudice.

ITEM 1A.  RISK FACTORS

If it is determined that the right to demand repayment of the notes has been validly exercised, we may not have an immediate source of repayment for our obligations under the Notes.

Our ability to continue as a going concern is dependent upon a determination by a court of competent jurisdiction that we did not have the obligation to repay the full principal amount of $65 million due under the Notes on July 31, 2009, and/or our ability to arrange financing to fulfill our obligations under the Notes.

On June 30, 2009, pursuant to the Indenture, we furnished the written notice required to be delivered by us to the Trustee of the time and manner under which each holder could elect to require us to purchase the Notes under the Indenture.  As contemplated by the Indenture, we included with the notice the written form to be completed, signed (with signature guaranteed), and delivered by each holder of the Notes to the Trustee before close of business on July 31, 2009 to require us to purchase the Notes.  We requested, but never received, from the Trustee copies of any forms delivered to it by which any election was made for us to purchase the Notes or any part thereof.  Neither the Trustee nor any holder furnished to us any originals or copies of any such signed forms which had to be completed, signed and delivered to the Trustee by close of business on July 31, 2009 to require us to purchase the Notes.  As the forms required to be completed, signed, and delivered by July 31, 2009 were not completed, signed and delivered by then, we are not obligated to purchase and pay for any Notes before their maturity on July 31, 2014.  On August 3, 2009, we received a notice from three entities, asserting that they were beneficial holders of the Notes in an aggregate principal amount of $48,730,000, and that we were in default under the Indenture by not purchasing the Notes on July 31, 2009.  On August 5, 2009, we instituted a declaratory judgment seeking a declaration confirming that (i) the holders of the Notes failed to properly exercise the Put Right contained in the Indenture in respect of any of the Notes and (ii) the three entities that gave the purported notice of default are not, therefore, entitled to invoke, and have not invoked, the rights and remedies available upon the occurrence of a default under the Indenture.  On April 8, 2010, we received the Decision from the Court granting the Defendants’ motion for summary judgment.  The Decision provides that the Court has determined that the Defendants properly exercised the option requiring us to repurchase the Notes, that we are in default under the Notes with respect to our failure to repurchase the Notes on July 31, 2009 and that we must now repurchase the Notes.

Index

If the Appellate Division, or another court of competent jurisdiction, issues a non-appealable final judgment holding that the right to demand repayment of the Notes has been validly exercised, we would not have an immediate source of repayment for our obligations under the Notes.  It is anticipated that our current operations will not provide sufficient cash flow to repay these obligations at maturity, if we are required to do so.  A failure to have repurchased the Notes when required would result in an Event of Default under the Indenture.  Accordingly, our ability to continue as a going concern is dependent upon a determination that we did not have the obligation to repurchase our Notes on July 31, 2009, and/or our ability to arrange financing to fulfill our obligations under the Notes, and no assurance can be made that financing necessary to fulfill our obligations under the Notes will be available on commercially reasonable terms, if it all.  Moreover, future efforts to arrange financing to fulfill our obligations under the Notes may involve the issuance of additional shares of our capital stock, which may dilute stockholder investment.

ITEM 5. OTHER INFORMATION.

On May 13, 2010, the Company, Kien Huat, Kok Thay Lim, Au Fook Yew, G. Michael Brown, and Joseph Bernstein entered into a settlement agreement, dated as of May 11, 2010 (the “Settlement Agreement”), providing for the dismissal of the action captioned Empire Resorts, Inc. v. Joseph E. Bernstein with prejudice and mutual releases by the Company, Kien Huat, Kok Thay Lim, Au Fook Yew and G. Michael Brown, on the one hand, and Joseph Bernstein, on the other of any and all claims.  In consideration of the release by Mr. Bernstein of any and all claims against the Company, the Company agreed pursuant to the terms of the Settlement Agreement to pay Mr. Bernstein consideration of $1.5 million, inclusive of legal fees, and to issue to Mr. Bernstein warrants to purchase an aggregate of 3.25 million shares of the Company’s common stock at $2.00 per share, as follows: (i)  250,000 shares with an expiration date of May 10, 2015; (ii) 1 million shares with an expiration date of May 10, 2015; and (iii) 2 million shares with an expiration date of May 10, 2020, which may be exercised on a cashless basis and cannot be exercised until the warrants to purchase 1.25 million shares described in clauses (i) and (ii) above have been exercised in full.

Under the terms of the Settlement Agreement, Mr. Bernstein is not released from and will continue to be obligated to comply with the confidentiality provisions of his employment agreement with the Company.  In addition, the Settlement Agreement restricts Mr. Bernstein’s ability to perform services for, hold office as an officer or director or like positions in or communicate with the St. Regis Mohawk Tribe for a period of 10 years.  The Settlement Agreement also contains certain other confidentiality, non-disparagement and non-interference provisions.

In the event that Mr. Bernstein materially breaches any terms of the Settlement Agreement, he will be obligated to immediately return to the Company $250,000 and the warrant for the purchase of 2 million shares of the Company’s common stock, provided that the other parties to the Settlement Agreement have not materially breached the terms of the agreement.

Copies of the Settlement Agreement and the Common Stock Purchase Warrants granted by the Company to Mr. Bernstein pursuant to the terms of the Settlement Agreement are attached hereto as Exhibits 10.1 and 4.1, 4.2 and 4.3, respectively, and are incorporated herein by reference. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Settlement Agreement and the Common Stock Purchase Warrants.

ITEM 6.  EXHIBITS

4.1	Common Stock Purchase Warrant, dated May 11, 2010, by and between the Company and Joseph Bernstein.

4.2	Common Stock Purchase Warrant, dated May 11, 2010, by and between the Company and Joseph Bernstein.

4.3	Common Stock Purchase Warrant, dated May 11, 2010, by and between the Company and Joseph Bernstein.

10.1	Settlement Agreement and Release, dated as of May 11, 2010, by and among the Company, Kien Huat, Kok Thay Lim, Au Fook Yew, G. Michael Brown, and Joseph Bernstein.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: May 17, 2010	/s/ Joseph A. D’Amato
Joseph A. D’Amato
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

4.1	Common Stock Purchase Warrant, dated May 11, 2010, by and between the Company and Joseph Bernstein.

4.2	Common Stock Purchase Warrant, dated May 11, 2010, by and between the Company and Joseph Bernstein.

4.3	Common Stock Purchase Warrant, dated May 11, 2010, by and between the Company and Joseph Bernstein.

10.1	Settlement Agreement and Release, dated as of May 11, 2010, by and among the Company, Kien Huat, Kok Thay Lim, Au Fook Yew, G. Michael Brown, and Joseph Bernstein.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.