Form 10-Q
period 2010-06-30
EMPIRE RESORTS INC
filed 2010-08-12
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of the issuer’s common stock, as of August 11, 2010 was 69,479,340.

i

Index

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share data)

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$47,741	$50,080
Restricted cash	3,376	2,890
Accounts receivable, net	1,102	1,759
Prepaid expenses and other current assets	2,992	2,595
Total current assets	55,211	57,324
Property and equipment, net	28,492	28,877
Deferred financing costs, net of accumulated amortization of $2,268 in 2010 and $2,063 in 2009	1,673	1,878
Other assets	575	1,342

TOTAL ASSETS	$85,951	$89,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Senior convertible notes	$65,000	$65,000
Accounts payable	1,708	2,401
Accrued expenses and other current liabilities	6,893	6,472
Total current liabilities	73,601	73,873

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 5,000 shares authorized; $0.01 par value -
Series A, $1,000 per share liquidation value, none issued and outstanding	---	---
Series B, $29 per share liquidation value, 44 shares issued and outstanding	---	---
Series E, $10 per share redemption value, 1,731 shares issued and outstanding	6,855	6,855
Common stock, $0.01 par value, 95,000 shares authorized, 69,479 and 69,134 shares issued and outstanding in 2010 and 2009, respectively	695	691
Additional paid-in capital	125,406	117,632
Accumulated deficit	(120,606)	(109,630)
Total stockholders’ equity	12,350	15,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,951	$89,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
Gaming	$15,091	$13,973	$27,447	$26,172
Racing	1,887	2,582	4,472	4,849
Food, beverage and other	1,353	1,171	2,615	2,112
Gross revenues	18,331	17,726	34,534	33,133
Less: Promotional allowances	(749)	(951)	(1,491)	(1,642)
Net revenues	17,582	16,775	33,043	31,491

COSTS AND EXPENSES:
Gaming	11,447	10,741	21,237	20,506
Racing	1,780	2,068	3,976	4,053
Food, beverage and other	461	439	917	801
Selling, general and administrative	2,759	3,379	5,278	5,871
Stock-based compensation	912	2,581	1,952	2,993
Depreciation	305	308	608	619
Total costs and expenses	17,664	19,516	33,968	34,843

LOSS FROM OPERATIONS	(82)	(2,741)	(925)	(3,352)

Legal settlement	(7,118)	---	(7,118)	---
Amortization of deferred financing costs	(102)	(102)	(205)	(205)
Interest expense	(1,300)	(1,386)	(2,601)	(2,777)
Interest income	8	3	11	14

NET LOSS	(8,594)	(4,226)	(10,838)	(6,320)
Undeclared dividends on preferred stock	(388)	(388)	(776)	(776)

NET LOSS APPLICABLE TO COMMON SHARES	$(8,982)	$(4,614)	$(11,614)	$(7,096)

Weighted average common shares outstanding, basic and diluted	69,479	34,038	69,368	33,991

Loss per common share, basic and diluted	$(0.13)	$(0.14)	$(0.17)	$(0.21)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,838)	$(6,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	608	619
Amortization of deferred financing costs	205	205
Stock-based compensation	1,952	2,993
Warrants issued in legal settlement	5,618	---
Changes in operating assets and liabilities:
Restricted cash –NYS Lottery and Purse Accounts	(474)	(1,418)
Accounts receivable	657	(468)
Prepaid expenses and other current assets	(397)	480
Accounts payable	(693)	(565)
Accrued expenses and other current liabilities	421	1,287
Other assets	767	640
NET CASH USED IN OPERATING ACTIVITIES	(2,174)	(2,547)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(223)	(78)
Restricted cash - Racing capital improvement	(13)	(11)
NET CASH USED IN INVESTING ACTIVITIES	(236)	(89)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	35	---
Repayment on revolving credit facility	---	(700)
Proceeds from exercise of option matching rights	36	---
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	71	(700)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,339)	(3,336)
CASH AND CASH EQUIVALENTS, beginning of period	50,080	9,687
CASH AND CASH EQUIVALENTS, end of period	$47,741	$6,351

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the period	$2,600	$2,777

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common stock issued in settlement of preferred stock dividends	$137	$111

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A.  Summary of Business and Basis for Presentation

Basis for Presentation

The condensed consolidated financial statements and notes as of  June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited and include the accounts of Empire Resorts, Inc. and subsidiaries (“Empire,” the “Company,” “us,” “our” or “we”).

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Our ability to continue as a going concern depends on our ability to fulfill our obligations with respect to $65 million of 5 ½% senior convertible notes (the “Notes”).  Under the terms of the Notes, we had an obligation to repurchase any of the Notes at a price equal to 100% of their principal amount on July 31, 2009; to the extent that the Holder, as defined under the indenture dated July 26, 2004 (the “Indenture”), delivered a properly executed Put Notice, as defined under the Indenture.  We sought a judicial determination, which we refer to as the “Action,” in the Supreme Court of New York, Sullivan County (the “Court”), against the beneficial owners of the Notes, as well as The Depository Trust Company (“DTC”) and the Bank of New York Mellon Corporation (the “Trustee,” and together with DTC, the “Defendants”) that (1) no Holder, delivered an executed Put Notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture prior to the close of business on July 31, 2009, and that (2) the three entities that gave the purported notice of default may not and have not accelerated the Notes or invoked certain other consequences of a default.  On April 8, 2010, we received the Decision and Order (the “Decision”) from the Court granting the Defendants’ motion for summary judgment.  The Decision provides that the Court has determined that the Defendants properly exercised the option requiring us to repurchase the Notes, that we are in default under the Notes with respect to our failure to repurchase the Notes on July 31, 2009 and that we must now repurchase the Notes.  On May 11, 2010, we filed a notice of appeal with the Third Judicial Department of the Appellate Division of the Supreme Court of the State of New York (the “Appellate Division”) to appeal the Decision. We are unable to predict the length of time it will take for the Appellate Division, or the State of New York Court of Appeals, to issue a final, non-appealable judgment.  In the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised, we would not have an immediate source of funds from which to pay our obligations under the Notes, and no assurance can be made that other sources of financing will be available at such time on commercially reasonable terms, if at all, to satisfy our obligations under the Notes. We are working with our financial advisor, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and our legal counsel to consider our available financial and legal alternatives in the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised.  In connection with settlement discussions with the holders of the Notes, we redeemed $5 million principal amount of the Notes on July 30, 2010 and an additional $5 million principal amount of the Notes on August 12, 2010.  In addition, we have continuing net losses and negative cash flows from operating activities.  These additional conditions raise substantial doubt about our ability to continue as a going concern.  These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

We had an agreement (the “Concord Agreement”), subject to certain conditions, with Concord Empire Raceway Corp. (“Raceway Corp.”), a subsidiary of Concord Associates, L.P., to provide advice and general managerial oversight with respect to the operations at a harness track to be constructed at that certain parcel of land located in the Town of Thompson, New York and commonly known as the Concord Hotel and Resort.  We terminated the Concord Agreement on August 5, 2010.

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

VGM Operations.  We currently operate a 45,000 square foot VGM facility at Monticello Casino and Raceway.  VGMs are electronic gaming devices that allow patrons to play electronic versions of various lottery games of chance and are similar in appearance and feel to traditional slot machines.  VGM operations at Monticello Casino and Raceway began on June 30, 2004.  At June 30, 2010, the number of VGMs in operation was 1,090 compared to 1,587 at June 30, 2009.

Revenues derived from our VGM operations consist of VGM revenues and related food and beverage concession revenues.  Each of the VGMs is owned by the State of New York.  By statute, for a period of five years which began on April 1, 2008, 42% of gross VGM revenue is distributed to us.  Following that five-year period, 40% of the first $50 million, 29% of the next $100 million and 26% thereafter of gross VGM revenue will be distributed to us. Gross VGM revenues consist of the total amount wagered at our VGMs, less prizes awarded.   The statute also provides a vendor’s marketing allowance for racetracks operating video lottery programs of 10% on the first $100 million of net revenues generated and 8% thereafter.  The legislation authorizing the implementation of VGMs at Monticello Casino and Raceway expires in 2013. The VGM rate distributed to us may be modified during this five year period by an amendment to the statute.  On August 3, 2010, legislation was passed to reduce operator fees by one percentage point at each level of VGM revenues, which we anticipate resulting in an annual cost to us of approximately $550,000 to $600,000.  This legislation is effective August 4, 2010.  Additionally, daily operational hours were expanded from 16 to 20 hours.  We are evaluating our options regarding the implementation of additional hours of operation.

Raceway Operations.  Monticello Casino and Raceway offers pari-mutuel wagering, live harness racing and simulcasting from various harness and thoroughbred racetracks across the country.  Monticello Casino and Raceway derives its revenue principally from (i) fees from wagering at out-of-state locations on races simulcast from our facility using export simulcasting; (ii) revenue allocations, as prescribed by law, from betting activity at Off Track Betting facilities located in New York State; (iii) wagering on live races run at our facility; (iv) wagering at our facility on races broadcast from out-of-state racetracks using import simulcasting; and (v) admission fees, program and racing form sales, the sale of food and beverages and certain other ancillary activities.

Index

Note B.  Summary of Significant Accounting Policies

Accounts receivable.  Accounts receivable are stated at the amount we expect to collect.  When needed, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts.  Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and our judgment of collectability.  In the normal course of business, we settle wagers for other racetracks and are exposed to credit risk.  These wagers are included in accounts receivable.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  As of June 30, 2010 and December 31, 2009, we recorded an allowance for doubtful accounts of approximately $763,000.

Loss per common share.  We compute basic loss per share by dividing loss applicable to common shares by the weighted-average common shares outstanding for the period.  Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity.  Since the effect of outstanding options, warrants and option matching rights is anti-dilutive with respect to losses, they have been excluded from our computation of loss per common share.  Therefore, basic and diluted losses per common share for the three months and six months ended June 30, 2010 and 2009 were the same.

The following table shows the approximate number of common stock equivalents outstanding at June 30, 2010 and 2009 that could potentially dilute basic income per share in the future, but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

	Outstanding at June 30,
	2010	2009
Options	6,084,000	6,640,000
Warrants	3,250,000	---
Option Matching Rights	6,076,000	---
Shares to be issued upon conversion of convertible debt	5,175,000	5,175,000
Total	20,585,000	11,815,000

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

Recent accounting pronouncements.  We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on our consolidated financial position, results of operations, or cash flows.

Note C.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	June 30, 2010 (unaudited)	December 31, 2009
	(in thousands)
Liability for horseracing purses	$1, 869	$1, 984
Accrued interest	2,167	2,167
Accrued payroll	438	466
Accrued other	2,419	1,855
Total accrued expenses and other current liabilities	$6,893	$6,472

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

Due to the “Event of Default,” the accrued interest increases to an annual rate of 9% on the overdue principal as of August 4, 2009.  If we are unsuccessful in our appeal of the Decision, the default interest payable at June 30, 2010 is approximately $590,000.  This represents the default interest due from August 4, 2009, the date of the purported occurrence of the Event of Default, through June 30, 2010. Subsequent to June 30, 2010, the estimated default interest accrual is approximately $54,000 per month.

In connection with settlement discussions with the holders of the Notes, we redeemed $5 million principal amount of the Notes on July 30, 2010 and an additional $5 million principal amount of the Notes on August 12, 2010. We recognized interest expense associated with the Notes of approximately $1.3 million and $2.6 million in each of the three-month and six-month periods ended June 30, 2010 and 2009.

Index

Note E.  Stockholders’ Equity

Stock-based compensation expense is approximately $912,000 and $2.6 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $2.0 million and $3.0 million for the six months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010, there was approximately $737,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under our plans.  That cost is expected to be recognized over the remaining vesting period of two years.  This expected cost does not include the impact of any future stock-based compensation awards.

On May 11, 2010, as part of a legal settlement with Joseph Bernstein, our former CEO, we issued warrants to purchase an aggregate of 3.25 million shares of our common stock at $2.00 per share, as follows: (i)  250,000 shares with an expiration date of May 10, 2015; (ii) 1 million shares with an expiration date of May 10, 2015; and (iii) 2 million shares with an expiration date of May 10, 2020, which may be exercised on a cashless basis and cannot be exercised until the warrants to purchase 1.25 million shares described in clauses (i) and (ii) above have been exercised in full. The warrants were recorded as legal settlement expense and valued at approximately $5.6 million (see note H).

Options that were granted to three officers and an employee, who have resigned during the second quarter of 2009, would have otherwise expired in thirty to ninety days subsequent to the termination date, based on the equity incentive plan under which the options were issued, but were extended to dates mutually agreed upon in the respective termination agreements, as permitted under the plan.  The modification resulted in stock-based compensation expense of approximately $832,000 in the three and six months ended June 30, 2009.

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

On February 23, 2010, we authorized issuance of 74,705 shares of our common stock as payment of dividends due for the year ended December 31, 2009 on our Series B preferred stock.  The approximate value of these shares when issued was $137,000.

On March 9, 2009, we authorized issuance of 124,610 shares of our common stock as payment of dividends due for the year ended December 31, 2008 on our Series B preferred stock.  The approximate value of these shares when issued was $111,000.

Note F.  Concentration

One debtor, New York Off-Track Betting Corporation, represented approximately 11% of the total outstanding accounts receivable as of June 30, 2010 and two debtors, New York Off-Track Betting Corporation and New Jersey Sports and Exposition Authority, represented approximately 12% and 11%, respectively, of the total outstanding accounts receivable as of December 31, 2009.

Note G.  Related Party Transactions

Concord Associates, L.P.

Pursuant to the Concord Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord Associates, L.P., an affiliate of a significant stockholder and a member of our board of directors, at the site of the former Hotel and Resort or July 31, 2011, we were to continue to pay to the Monticello Harness Horsemen’s Association, Inc. 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord Associates, L.P. was to pay any of the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period.  As of June 30, 2010, we believe Concord Associates, L.P. owed us approximately $310,000 for the VGM Shortfall.  On August 5, 2010 we terminated the Concord Agreement.  Concord Associates, L.P. has contested its responsibility to make such VGM Shortfall payments to us.  We are currently evaluating our options with respect to pursuing collection from Concord Associates, L.P. with respect to such VGM Shortfall payments.

Index

Kien Huat Realty III Limited

Pursuant to the investment agreement with Kien Huat Realty III Limited (“Kien Huat”), a significant stockholder, the parties agreed to negotiate in good faith and cooperate to mutually agree upon the terms and conditions of a loan agreement, pursuant to which it was anticipated that Kien Huat would make a loan available to us of up to the lesser of $10 million or the maximum amount we were then permitted to borrow (taking into account other our indebtedness at such time) under the terms of our existing indebtedness. Pursuant to correspondence received from Kien Huat’s counsel on August 9, 2010 and August 10, 2010, we have been advised that Kien Huat does not believe there is any current obligation for it to provide such loan availability.  We are evaluating our option with respect to pursuing the availability of this credit facility.

Note H.  Commitments and Contingencies

Legal Proceedings

Empire Resorts, Inc. v. The Bank of New York Mellon Corporation and The Depository Trust Company

On August 5, 2009, we filed a declaratory judgment action against the beneficial owners of the Notes, as well as DTC and the Trustee, which we refer to together as the Defendants.  In the complaint, we sought a judicial determination that (1) no Holder, as defined under the Indenture, delivered a Put Notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture prior to the close of business on July 31, 2009, and that (2) the three entities that gave the purported notice of default may not and have not accelerated the Notes or invoked certain other consequences of a default.  On April 8, 2010, we received the Decision from the Court granting the Defendants’ motion for summary judgment.  The Decision provides that the Court has determined that the Defendants properly exercised the option requiring us to repurchase the Notes, that we are in default under the Notes with respect to our failure to repurchase the Notes on July 31, 2009 and that we must now repurchase the Notes.  On May 11, 2010, we filed a notice of appeal with the Appellate Division to appeal the Decision.  We are unable to predict the length of time it will take for the Appellate Division, or the State of New York Court of Appeals, to issue a final, non-appealable judgment.  In the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised, we would not have an immediate source of funds from which to pay our obligations under the Notes, and no assurance can be made that other sources of financing will be available at such time on commercially reasonable terms, if at all, to satisfy our obligations under the Notes. We are working with our financial advisor, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and our legal counsel to consider our available financial and legal alternatives in the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised. In connection with settlement discussions with the holders of the Notes, we redeemed $5 million principal amount of the Notes on July 30, 2010 and an additional $5 million principal amount of the Notes on August 12, 2010.

Empire Resorts, Inc. v. Joseph E. Bernstein

On January 7, 2010, we filed a complaint against Joseph E. Bernstein, our former Chief Executive Officer, in the United States District Court for the Southern District of New York.  In the complaint, we were seeking injunctive relief, unspecified monetary damages and a judgment declaring that Mr. Bernstein is bound by the non-competition restrictions in his employment agreement. Prior to the expiration of his employment agreement, Mr. Bernstein had made numerous financial demands on us.  Mr. Bernstein filed a counterclaim against the Company and certain third party defendants in April 2010.  On May 13, 2010, Mr. Bernstein, the Company and the third party defendants entered into a settlement agreement providing for the dismissal of all claims with prejudice.  In connection with the Settlement Agreement we agreed to pay Mr. Bernstein consideration of $1.5 million, inclusive of legal fees, and to issue to Mr. Bernstein warrants to purchase an aggregate of 3.25 million shares of the Company’s common stock at $2.00 per share.

Index

Other Proceedings

We are a party from time to time to various other legal actions that arise in the normal course of business.  In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

Note I.  Subsequent Events

A complaint has been filed in the Supreme Court of The State of New York, New York County (the “Supreme Court”) on or about July 12, 2010 against us. The lawsuit arises out of a recapitalization agreement entered into on December 10, 2002 pursuant to which we issued Series E preferred stock to Bryanston Group, Inc. and Stanley Tollman. The complaint is brought by Bryanston Group, Inc. and Stanley Tollman alleging that we breached the terms of the recapitalization agreement by (i) failing to use the funds from the 2009 investment by Kien Huat to redeem the Series E preferred shares and pay dividends on the shares; and (ii) paying in excess of $1 million per year in operating expenses (including paying the settlement to our former chief executive officer, Joseph Bernstein) while not redeeming the Series E preferred shares and paying dividends on the shares.  The plaintiffs are also seeking a preliminary injunction, asking the Supreme Court to have us put into escrow funds sufficient to pay the purchase price for the redemption the Series E shares and the dividends. While we cannot predict the outcome of this litigation, we believe the lawsuit is without merit and we will aggressively defend our interests.  If the plaintiffs succeed in obtaining a preliminary injunction, it could have a materially adverse effect on our ability to restructure our indebtedness.

On August 5, 2010, we terminated the Concord Agreement by delivering written notice to Concord Associates, L.P.

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

Index

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Our ability to continue as a going concern depends on our ability to fulfill our obligations with respect to $65 million of 5 ½% senior convertible notes (the “Notes”).  Under the terms of the Notes, we had an obligation to repurchase any of the Notes at a price equal to 100% of their principal amount on July 31, 2009; to the extent that the Holder, as defined under the indenture dated July 26, 2004 (the “Indenture”), delivered a properly executed Put Notice, as defined under the Indenture.  We sought a judicial determination, which we refer to as the “Action,” in the Supreme Court of New York, Sullivan County (the “Court”), against the beneficial owners of the Notes, as well as The Depository Trust Company (“DTC”) and the Bank of New York Mellon Corporation (the “Trustee,” and together with DTC, the “Defendants”) that (1) no Holder, delivered an executed Put Notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture prior to the close of business on July 31, 2009, and that (2) the three entities that gave the purported notice of default may not and have not accelerated the Notes or invoked certain other consequences of a default.  On April 8, 2010, we received the Decision and Order (the “Decision”) from the Court granting the Defendants’ motion for summary judgment.  The Decision provides that the Court has determined that the Defendants properly exercised the option requiring us to repurchase the Notes, that we are in default under the Notes with respect to our failure to repurchase the Notes on July 31, 2009 and that we must now repurchase the Notes.  On May 11, 2010, we filed a notice of appeal with the Third Judicial Department of the Appellate Division of the Supreme Court of the State of New York (the “Appellate Division”) to appeal the Decision. We are unable to predict the length of time it will take for the Appellate Division, or the State of New York Court of Appeals, to issue a final, non-appealable judgment.  In the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised, we would not have an immediate source of funds from which to pay our obligations under the Notes, and no assurance can be made that other sources of financing will be available at such time on commercially reasonable terms, if at all, to satisfy our obligations under the Notes. We are working with our financial advisor, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and our legal counsel to consider our available financial and legal alternatives in the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised. In connection with settlement discussions with the holders of the Notes, we redeemed $5 million principal amount of the Notes on July 30, 2010 and an additional $5 million principal amount of the Notes on August 12, 2010.  In addition, we have continuing net losses and negative cash flows from operating activities.  These additional conditions raise substantial doubt about our ability to continue as a going concern.  These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

On August 3, 2010, legislation was passed to reduce operator fees by one percentage point at each level of VGM revenues, which we anticipate resulting in an annual cost to us of approximately $550,000 to $600,000.  This legislation is effective August 4, 2010.  Additionally, daily operational hours were expanded from 16 to 20 hours.  We are evaluating our options regarding the implementation of additional hours of operation.

We are concentrating on improving our cash flow, and our current operations at Monticello Raceway Management and on restructuring our balance sheet with the infusion of new capital from our Investor, Kien Huat Realty III Limited, a corporation organized under the laws of the Isle of Man (“Kien Huat”).  We had an agreement (the “Concord Agreement”), subject to certain conditions, with Concord Empire Raceway Corp. (“Raceway Corp.”), a subsidiary of Concord Associates, L.P., to provide advice and general managerial oversight with respect to the operations at a harness track to be constructed at that certain parcel of land located in the Town of Thompson, New York and commonly known as the Concord Hotel and Resort.  We terminated the Concord Agreement on August 5, 2010.

Index

We have been working since 1996 to develop a Class III casino on a 29.31 acre site owned by us adjacent to our Monticello, New York facility.  As used herein, Class III gaming means a full casino including slot machines, on which the outcome of play is based upon randomness, and various table games including, but not limited to, poker, blackjack and craps.  Initially, this effort was pursued through agreements with various Native American tribes.  Our most recent efforts were pursuant to agreements with the St. Regis Mohawk Tribe, which expired pursuant to their terms on December 31, 2007.  We were advised, however, that on January 4, 2008, the St. Regis Mohawk Tribe received a letter from the Bureau of Indian Affairs (“BIA”) denying the St. Regis Mohawk Tribe’s request to take 29.31 acres into trust for the purpose of building a Class III gaming facility to be located at Monticello Casino and Raceway.  The basis for the denial, a newly promulgated “commutability rule,” is reported to be under review by the U.S. Department of the Interior. On July 8, 2010, the St. Regis Mohawk Tribe issued a press release announcing that it is ending its exclusive negotiations with us and is pursing alternative sites and options for off-reservation gaming in the Catskills region of the State of New York.

Effective August 5, 2009 and continuing through August 4, 2010, with a performance evaluation after six months by the New York State Lottery, a subsidized VGM free play pilot program was implemented at Monticello Casino and Raceway.  As a result, Monticello Casino and Raceway intends to use this free play to build its player loyalty, increase its database of active and profitable players and to reactivate dormant players.  Monticello Casino and Raceway will be authorized to deduct promotional free play from video gaming revenue (net win) up to 10% of the prior month’s net win.  Parameters for determining free play success will be mutually agreed on by the New York State Lottery and Monticello Casino and Raceway, by evaluating prior revenue trends compared to current trends, or other measurements as agreed upon between New York State Lottery and Monticello Casino and Raceway.

Competition

We face significant competition for our VGM operation from a VGM facility at Yonkers Raceway, and to a lesser extent, two casinos that have opened in Pennsylvania and one, operated by the Mohegan Tribal Gaming Authority, is within 65 miles of our Monticello property.  The Yonkers facility, which is much closer to New York City, has a harness horseracing facility, approximately 5,500 VGMs, food and beverage outlets and other amenities. In August 2009, the New York State Lottery approved a pilot test period for us and one other New York State racino authorizing the use of tax-free VGM play for our guests. The pilot program was to last six months and the New York State Lottery was to evaluate the success of the pilot program by February 4, 2010. The use of tax-free VGM play provided us the opportunity to reward our guests based on their level of VGM play and to offer promotions that can compete with the offerings of our competitors located in Pennsylvania.    The tax-free pilot program has been extended through January 29, 2011.

In January 2010, the Pennsylvania legislature authorized and its Governor approved table games in its existing slot-machine facilities. The legislation authorizes all table games, including blackjack, craps, roulette, baccarat, and poker at thoroughbred and harness racetracks with slot-machine facilities and stand-alone slot-machine facilities. In addition, the legislation authorizes the granting of credit to guests of the Pennsylvania casinos. Table games became operational in Pennsylvania’s casinos in July 2010. Presently approximately 533 table games and approximately 121 poker tables are offered at the Pennsylvania casinos. Both Pennsylvania casinos that we compete against have installed and offer table games. This legislation amended and augmented the legislation passed in July 2004 in which Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state) to permit table games at the slot-machine facilities.  As of June 2010, there were nine casinos in operation within Pennsylvania, with six located at racing tracks.  One such race track facility is the Mohegan Sun at Pocono Downs, which has approximately 2,300 slot machines, and began the operation of 65 table games and 16 poker tables in July 2010.  The Mohegan Sun at Pocono Downs opened in January 2007 in Wilkes-Barre, Pennsylvania, approximately 75 miles southwest of Monticello.  In addition, in October 2007, the Mount Airy Casino Resort opened with approximately 2,500 slot machines, a hotel, spa, and a golf course; and in July 2010 it began the operation of 56 table games and 12 poker tables.  The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009.

Revenues.  Net revenues increased approximately $807,000 (5%) for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  Revenue from VGM operations increased by approximately $1.1 million (8%); food, beverage and other revenue increased by approximately $182,000 (16%) and revenue from racing operations decreased by approximately $695,000 (27%).  Promotional allowances decreased by approximately $202,000 (21%).

Index

Our number of daily visits increased approximately 14% and the average daily win per unit increased from an adjusted $140.87 for the three months ended June 30, 2009 to $152.14 for the three months ended June 30, 2010 (8%).  The adjusted average daily win per unit for the three months ended June 30, 2009 reflects the reduction in the number of machines in service from 1,587 to 1,090.  Our VGM hold percentage was 8.2% and 8.0% for the three months ended June 30, 2010 and 2009, respectively.

VGM revenues were recorded net of non-taxable free play of approximately $1.3 million and $0 in the three months ended June 30, 2010 and 2009, respectively. The increase in non-taxable free play was associated with the New York State Lottery pilot program that commenced in August 2009. We have been granted an additional extension of the tax-free pilot program through January 29, 2011.  During the period from the inception of the pilot program, our rate of reduction of VGM net win has declined and for the three months ended June 30, 2010, we experienced an 8% increase in our VGM net win over the three months ended June 30, 2009. We will continue to use non-taxable free play in conjunction with our marketing promotional programs and increased television advertising in 2010 to increase our awareness in our primary markets and to regain market share.

Racing revenue decreased primarily due to a reduction in payments received from Off-Track Betting Corporations (“OTBs”) of approximately $601,000 and lower simulcasting commissions of approximately $136,000; offset by an increase in stall rental income of $45,000. The reduction in commissions received from OTBs is primarily the result of the NYC OTB bankruptcy filing and the delay in receiving certain statutory payments.

Food, beverage and other revenue increased primarily as a result of Promotional allowances related to food.

Promotional allowances decreased by approximately $202,000 (21%), primarily due to decreases in taxable free play of approximately $332,000 and bus group sales comps of approximately $61,000; offset by an increase in food promotions of approximately $191,000.  In the accompanying statement of operations for the three months ended June 30, 2010, non-taxable free play has no impact on VGM revenue and Promotional allowances since the revenue and allowance related to non-taxable free play are offset against each other.

Gaming costs.  Gaming (VGM) costs increased by approximately $706,000 (7%) to approximately $11.4 million for the three months ended June 30, 2010.  Lottery and other commissions increased approximately $801,000 due to higher VGM revenue, and amounts owed on free play that exceeds the 10% limit available under the tax-free free play pilot program. These increases were offset by other cost savings of approximately $95,000.

Racing costs.  Racing costs decreased by approximately $288,000 (14%) to approximately $1.8 million for the three months ended June 30, 2010.  This decrease is a result of the horsemen’s share declining by approximately $330,000 caused by lower racing revenues; offset by increases in other costs of approximately $42,000.

Food, beverage and other costs.  Food, beverage and other costs increased approximately $22,000 (5%) to approximately $461,000 primarily as a result of increased food revenue.  Food and beverage costs were 34% and 37% of food and beverage revenues for the three months ended June 30, 2010 and 2009, respectively.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased approximately $620,000 (18%) for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.  This decrease was a result of cost savings of approximately $667,000, mostly due to lower director and professional fees; and payroll savings of approximately $340,000. These decreases were offset by an increase in direct marketing expenses of approximately $388,000, primarily consisting of television advertising, promotional prize expenses, and direct mail expense.

Index

Stock-based compensation expense.  The decrease in stock-based compensation of approximately $1.7 million (65%) was primarily a result of fewer options granted to directors during the three months ended June 30, 2010 and from the modification of options that were granted to three officers and an employee, who have resigned during the second quarter of 2009, which resulted in stock-based compensation expense of approximately $832,000 during the three months ended June 30, 2009.

Legal Settlement. On May 13, 2010, Mr. Bernstein, our former CEO, the Company and the third party defendants entered into a settlement agreement providing for the dismissal of all claims with prejudice.  The legal settlement of approximately $7.1 million consisted of a payment of $1.5 million in cash and the issuance of warrants to purchase 3.2 million shares of our common stock valued at $5.6 million to our former CEO.

Interest expense.  Interest expense decreased approximately $86,000 (6%) as a result of us paying off our line of credit in December 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009.

Revenues.  Net revenues increased approximately $1.6 million (5%) for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  Revenue from VGM operations increased by approximately $1.3 million (5%), food, beverage and other revenue increased by approximately $503,000 (24%), and revenue from racing operations decreased by approximately $377,000 (8%).  Complimentary expenses decreased by approximately $151,000 (9%).

Our number of daily visits increased approximately 14%; and the average daily win per unit increased from an adjusted $132.66 for the six months ended June 30, 2009 to $139.12 for the six months ended June 30, 2010 (5%).  The adjusted average daily win per unit for the six months ended June 30, 2009 reflects the reduction in the number of machines in service from 1,587 to 1,090.  Our VGM hold percentage was 8.0% and 7.9% for the six months ended June 30, 2010 and 2009, respectively.

VGM revenues were recorded net of non-taxable free play of approximately $2.6 million and $0 in the six months ended June 30, 2010 and 2009, respectively. The increase in non-taxable free play was associated with the New York State Lottery pilot program that commenced in August 2009. We have been granted an additional extension of the tax-free pilot program through January 29, 2011.  During the period from the inception of the pilot program, our rate of reduction of VGM net win has declined. We will continue to use this program in conjunction with our marketing promotional programs and increased television advertising in 2010 to increase our awareness in our primary markets and to regain market share.

Racing revenue decreased primarily due to a reduction in payments received from OTBs of approximately $347,000 and lower simulcasts commissions of approximately $105,000; offset by an increase in stall rental income of $91,000. The reduction in commissions received from OTBs is primarily the result of the NYC OTB bankruptcy filing and the delay in receiving certain statutory payments.

Food, beverage and other revenue increased primarily as a result of Promotional allowances related to food.

Promotional allowances decreased by approximately $151,000 (9%), primarily due to decreases in taxable free play of approximately $537,000, players club awards of approximately $85,000 and bus group sales comps of approximately $82,000; offset by an increase in food promotions of approximately $530,000.  In the accompanying statement of operations for the six months ended June 30, 2010, non-taxable free play has no impact on VGM revenue and Promotional allowances since the revenue and allowance related to non-taxable free play are offset against each other.

Gaming costs.  Gaming (VGM) costs increased by approximately $731,000 (4%) to approximately $21.2 million for the six months ended June 30, 2010.  Lottery and other commissions increased approximately $967,000 due to increased VGM revenue and amounts owed on free play that exceeds the 10% limit available under the tax-free free play pilot program. This increase was offset by decreases in payroll costs of approximately $102,000 and other cost savings of approximately $134,000.

Index

Racing costs.  Racing costs decreased by approximately $77,000 (2%) to approximately $4.0 million for the six months ended June 30, 2010.  This decrease is a result of the horsemen’s share declining by approximately $182,000 caused by lower racing revenues and cost savings of approximately $41,000 in payroll due to a reduction in the number of employees required for our current business volume offset by increases in legal expenses of approximately $111,000 and various other costs of approximately $35,000.

Food, beverage and other costs.  Food, beverage and other costs increased approximately $116,000 (14%) to approximately $917,000 primarily as a result of increased food revenue.  Food and beverage costs were 35% and 38% of food and beverage revenues for the six months ended June 30, 2010 and 2009, respectively.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased approximately $593,000 (10%) for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  This decrease was a result of payroll savings of approximately $678,000 and other cost savings of approximately $673,000, mostly due to reduced director and professional fees. These decreases were offset by increases in direct marketing expenses of approximately $758,000, primarily consisting of television advertising, promotional prize expenses, and direct mail expense.

Stock-based compensation expense.  The decrease in stock-based compensation of approximately $1.0 million (35%) was primarily a result of the modification of options that were granted to three officers and an employee, who have resigned during the second quarter of 2009, which resulted in stock-based compensation expense of approximately $832,000 during the six months ended June 30, 2009 and of the modification of options that were granted to four directors, who have resigned in March 2009, which resulted in stock-based compensation expense of approximately $123,000 during the six months ended June 30, 2009.

Legal Settlement. On May 13, 2010, Mr. Bernstein, our former CEO, the Company and the third party defendants entered into a settlement agreement providing for the dismissal of all claims with prejudice.  The legal settlement of approximately $7.1 million consisted of a payment of $1.5 million in cash and the issuance of warrants to purchase 3.2 million shares of our common stock valued at $5.6 million to our former CEO.

Interest expense.  Interest expense decreased approximately $176,000 (6%) as a result of us paying off our line of credit in December 2009.

Liquidity and Capital Resources

Net cash used in operating activities during the six months ended June 30, 2010 and 2009 was approximately $2.2 million and $2.5 million, respectively.  The decrease of approximately $372,000 was primarily a result of the decrease in the net loss after the adjustments for non-cash items during the six months ended June 30, 2010.

Net cash used in investing activities during the six months ended June 30, 2010 and 2009 was approximately $236,000 and $89,000 respectively.  The increase of approximately $147,000 was primarily a result of the purchasing of equipment.

Net cash provided by financing activities was approximately $71,000 for the six months ended June 30, 2010 compared to net cash used in financing activities of $700,000 for the six months ended June 30, 2009.  This increase is a result of proceeds received for the exercise of stock options and option matching rights and there was no debt repayment during the six months ended June 30, 2010.

Concord Associates, L.P.

Pursuant to the Concord Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord Associates, L.P., an affiliate of a significant stockholder and a member of our board of directors, at the site of the former Hotel and Resort or July 31, 2011, we were to continue to pay to the Monticello Harness Horsemen’s Association, Inc. 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord Associates, L.P. was to pay any of the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period.  As of June 30, 2010, we believe Concord Associates, L.P. owed us approximately $310,000 for the VGM Shortfall.  On August 5, 2010 we terminated the Concord Agreement.  Concord Associates, L.P. has contested its responsibility to make such VGM Shortfall payments to us.  We are currently evaluating our options with respect to pursuing collection from Concord Associates, L.P. with respect to such VGM Shortfall payments.

Index

Kien Huat

Pursuant to the investment agreement with Kien Huat, a significant stockholder, the parties agreed to negotiate in good faith and cooperate to mutually agree upon the terms and conditions of a loan agreement, pursuant to which it was anticipated that Kien Huat would make a loan available to us of up to the lesser of $10 million or the maximum amount we were then permitted to borrow (taking into account other our indebtedness at such time) under the terms of our existing indebtedness.  Pursuant to correspondence received from Kien Huat’s counsel on August 9, 2010 and August 10, 2010, we have been advised that Kien Huat does not believe there is any current obligation for it to provide such loan availability.  We are evaluating our option with respect to pursuing the availability of this credit facility.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any financial instruments held for trading or other speculative purposes and do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.  We invest our excess cash primarily in short term U.S. Treasury Funds. Due to the short-term nature of these investments, an increase by 1% in market interest rates would not have a significant impact on the total value of our portfolio as of June 30, 2010. Accordingly, while changes in interest rates could decrease interest income, we do not believe that an interest rate change would not have a significant impact on our operations.

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

We carried out an evaluation as of June 30, 2010 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings.

Changes in Our Financial Reporting Internal Controls.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Empire Resorts, Inc. v. The Bank of New York Mellon Corporation and The Depository Trust Company

On August 5, 2009, we filed a declaratory judgment action against the beneficial owners of the Notes, as well as DTC and the Trustee, which we refer to together as the Defendants.  In the complaint, we sought a judicial determination that (1) no Holder, as defined under the Indenture, delivered a Put Notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture prior to the close of business on July 31, 2009, and that (2) the three entities that gave the purported notice of default may not and have not accelerated the Notes or invoked certain other consequences of a default.  On April 8, 2010, we received the Decision from the Court granting the Defendants’ motion for summary judgment.  The Decision provides that the Court has determined that the Defendants properly exercised the option requiring us to repurchase the Notes, that we are in default under the Notes with respect to our failure to repurchase the Notes on July 31, 2009 and that we must now repurchase the Notes.  On May 11, 2010, we filed a notice of appeal with the Appellate Division to appeal the Decision.  We are unable to predict the length of time it will take for the Appellate Division, or the State of New York Court of Appeals, to issue a final, non-appealable judgment.  In the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised, we would not have an immediate source of funds from which to pay our obligations under the Notes, and no assurance can be made that other sources of financing will be available at such time on commercially reasonable terms, if at all, to satisfy our obligations under the Notes. We are working with our financial advisor, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and our legal counsel to consider our available financial and legal alternatives in the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised. In connection with settlement discussions with the holders of the Notes, we redeemed $5 million principal amount of the Notes on July 30, 2010 and an additional $5 million principal amount of the Notes on August 12, 2010.

Empire Resorts, Inc. v. Joseph E. Bernstein

On January 7, 2010, we filed a complaint against Joseph E. Bernstein, our former Chief Executive Officer, in the United States District Court for the Southern District of New York.  In the complaint, we were seeking injunctive relief, unspecified monetary damages and a judgment declaring that Mr. Bernstein is bound by the non-competition restrictions in his employment agreement. Prior to the expiration of his employment agreement, Mr. Bernstein had made numerous financial demands on us.  Mr. Bernstein filed a counterclaim against the Company and certain third party defendants in April 2010.  On May 13, 2010, Mr. Bernstein, the Company and the third party defendants entered into a settlement agreement providing for the dismissal of all claims with prejudice.

ITEM 6.  EXHIBITS

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

Empire Resorts, Inc.

Dated: August 12, 2010	/s/ Joseph A. D’Amato
Joseph A. D’Amato
Chief Executive Officer and Chief Financial Officer

Index

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.