Form 10-Q
period 2010-09-30
EMPIRE RESORTS INC
filed 2010-11-12
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number:  : 1-12522

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

The number of shares outstanding of the issuer’s common stock, as of November 11, 2010 was 69,479,340.

ii

Index

iii

Index

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share data) (Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$35,524	$50,080
Restricted cash	3,689	2,890
Accounts receivable, net	1,298	1,759
Prepaid expenses and other current assets	3,735	2,595
Total current assets	44,246	57,324
Property and equipment, net	28,239	28,877
Deferred financing costs, net of accumulated amortization of $2,370 in 2010 and $2,063 in 2009	1,570	1,878
Other assets	859	1,342
TOTAL ASSETS	$74,914	$89,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Senior convertible notes	$55,000	$65,000
Accounts payable	2,163	2,401
Accrued expenses and other current liabilities	6,038	6,472
Total current liabilities	63,201	73,873

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 5,000 shares authorized; $0.01 par value -
Series A, $1,000 per share liquidation value, none issued and outstanding	---	---
Series B, $29 per share liquidation value, 44 shares issued and outstanding	---	---
Series E, $10 per share redemption value, 1,731 shares issued and outstanding	6,855	6,855
Common stock, $0.01 par value, 95,000 shares authorized, 69,479 and 69,134 shares issued and outstanding in 2010 and 2009, respectively	695	691
Additional paid-in capital	125,707	117,632
Accumulated deficit	(121,544)	(109,630)
Total stockholders’ equity	11,713	15,548
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,914	$89,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES:
Gaming	$16,524	$15,852	$43,971	$42,024
Racing	2,198	4,541	6,670	9,390
Food, beverage and other	1,450	1,651	4,066	3,764
Gross revenues	20,172	22,044	54,707	55,178
Less: Promotional allowances	(689)	(1,118)	(2,180)	(2,760)
Net revenues	19,483	20,926	52,527	52,418

COSTS AND EXPENSES:
Gaming	12,127	12,370	33,364	32,877
Racing	1,918	3,125	5,894	7,178
Food, beverage and other	495	530	1,412	1,331
Selling, general and administrative	3,237	3,437	8,515	9,308
Stock-based compensation	301	746	2,253	3,739
Depreciation	307	299	915	918
Total costs and expenses	18,385	20,507	52,353	55,351

INCOME (LOSS) FROM OPERATIONS	1,098	419	174	(2,933)

Legal settlement	---	---	(7,118)	---
Amortization of deferred financing costs	(102)	(102)	(307)	(307)
Interest expense	(1,939)	(2,000)	(4,541)	(4,778)
Interest income	5	103	16	117

NET LOSS	(938)	(1,580)	(11,776)	(7,901)
Undeclared dividends on preferred stock	(388)	(388)	(1,164)	(1,164)

NET LOSS APPLICABLE TO COMMON SHARES	$(1,326)	$(1,968)	$(12,940)	$(9,065)

Weighted average common shares outstanding, basic and diluted	69,479	37,247	69,406	35,089

Loss per common share, basic and diluted	$(0.02)	$(0.05)	$(0.19)	$(0.26)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,776)	$(7,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	915	918
Amortization of deferred financing costs	307	307
Provision for doubtful accounts	---	286
Stock-based compensation	2,253	3,739
Interest expense - warrants	---	564
Warrants issued in legal settlement	5,618	---
Changes in operating assets and liabilities:
Restricted cash –NYS Lottery and Purse Accounts	(756)	(2,740)
Accounts receivable	461	(1,054)
Prepaid expenses and other current assets	(1,140)	232
Accounts payable	(238)	(532)
Accrued expenses and other current liabilities	(434)	569
Other assets	483	374
NET CASH USED IN OPERATING ACTIVITIES	(4,307)	(5,238)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(277)	(159)
Restricted cash - Racing capital improvement	(43)	(33)
NET CASH USED IN INVESTING ACTIVITIES	(320)	(192)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on senior convertible notes	(10,000)	---
Proceeds from exercise of stock options	35	137
Proceeds from issuance of common stock	---	11,000
Stock issuance costs	---	(2,165)
Restricted cash - Revolving credit facility	---	467
Repayment on revolving credit facility	---	(3,167)
Proceeds from exercise of option matching rights	36	---
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(9,929)	6,272

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,556)	842
CASH AND CASH EQUIVALENTS, beginning of period	50,080	9,687
CASH AND CASH EQUIVALENTS, end of period	$35,524	$10,529

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the period	$5,202	$5,514

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common stock issued in settlement of preferred stock dividends	$137	$111
Stock issuance costs included in accrued expenses and other current liabilities	---	420

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A.  Summary of Business and Basis for Presentation

Basis for Presentation

The condensed consolidated financial statements and notes as of  September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited and include the accounts of Empire Resorts, Inc. and subsidiaries (“Empire,” the “Company,” “us,” “our” or “we”).

The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and the footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in our opinion, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the interim period may not be indicative of results to be expected for the full year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Our ability to continue as a going concern depends on our ability to fulfill our obligations with respect to an original $65 million of 5 ½% senior convertible notes (the “Notes”) of which $55 million was outstanding at September 30, 2010.  Under the terms of the Notes, we had an obligation to repurchase any of the Notes at a price equal to 100% of their principal amount on July 31, 2009; to the extent that the Holder, as defined under the indenture dated July 26, 2004 (the “Indenture”), delivered a properly executed Put Notice, as defined under the Indenture.  We sought a judicial determination, which we refer to as the “Action,” in the Supreme Court of New York, Sullivan County (the “Court”), against the beneficial owners of the Notes, as well as The Depository Trust Company (“DTC”) and the Bank of New York Mellon Corporation (the “Trustee,” and together with DTC, the “Defendants”) that (1) no Holder, delivered an executed Put Notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture prior to the close of business on July 31, 2009, and that (2) the three entities that gave the purported notice of default may not and have not accelerated the Notes or invoked certain other consequences of a default.  On April 8, 2010, we received the Decision and Order (the “Decision”) from the Court granting the Defendants’ motion for summary judgment.  The Decision provides that the Court has determined that the Defendants properly exercised the option requiring us to repurchase the Notes, that we are in default under the Notes with respect to our failure to repurchase the Notes on July 31, 2009 and that we must now repurchase the Notes.  On May 11, 2010, we filed a notice of appeal with the Third Judicial Department of the Appellate Division of the Supreme Court of the State of New York (the “Appellate Division”) to appeal the Decision. We are unable to predict the length of time it will take for the Appellate Division, or the State of New York Court of Appeals, to issue a final, non-appealable judgment.  In the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised, we would not have an immediate source of funds from which to pay our obligations under the Notes, and no assurance can be made that other sources of financing will be available at such time on commercially reasonable terms, if at all, to satisfy our obligations under the Notes.  In connection with settlement discussions with the holders of the Notes, we redeemed $5 million principal amount of the Notes on July 30, 2010 and an additional $5 million principal amount of the Notes on August 12, 2010.  On September 23, 2010, we entered into a settlement agreement with beneficial owners of approximately 93.7% of the outstanding principal amount of the Notes and the Trustee, pursuant to which the parties agreed to settle all claims relating to the Action (the “Settlement Agreement”), (see Note D).  On October 22, 2010, we redeemed an additional $10 million principal amount of the Notes pursuant to the Settlement Agreement.  Upon the consummation of the transactions contemplated by the Settlement Agreement, the parties thereto have agreed to mutually release all claims known, unknown or suspected at closing of the Settlement Agreement that each party may have against the others and the parties to the Action have agreed to execute and file a Stipulation of Discontinuance, with prejudice and without costs to any party, with respect to the Action.  On November 5, 2010, we received a commitment from Kien Huat Realty III Limited (“Kien Huat”), our largest stockholder, to provide, subject to the conditions contained therein to us a short-term bridge loan to a rights offering pursuant to which we would receive aggregate proceeds of $35 million from Kien Huat, which proceeds would be used, together with available funds, to repay in full our obligations under the Notes as permitted under the Settlement Agreement (See Note J).  No assurance can be made, however, that the conditions to the consummation of the transaction contemplated by the Settlement Agreement or the financing arrangements proposed by Kien Huat will be satisfied or waived or that alternative financing will be secured within the time permitted under the Settlement Agreement.

Index

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

VGM Operations.  We currently operate a 45,000 square foot VGM facility at Monticello Casino and Raceway.  VGMs are electronic gaming devices that allow patrons to play electronic versions of various lottery games of chance and are similar in appearance and feel to traditional slot machines.  VGM operations at Monticello Casino and Raceway began on September 30, 2004.  At September 30, 2010, the number of VGMs in operation was 1,090 compared to 1,099 at September 30, 2009.

Index

Revenues derived from our VGM operations consist of VGM revenues and related food and beverage concession revenues.  Each of the VGMs is owned by the State of New York.  By statute, for a period of five years which began on April 1, 2008, 42% of gross VGM revenue is distributed to us.  Following that five-year period, 40% of the first $50 million, 29% of the next $100 million and 26% thereafter of gross VGM revenue will be distributed to us. Gross VGM revenues consist of the total amount wagered at our VGMs, less prizes awarded.   The statute also provides a vendor’s marketing allowance for racetracks operating video lottery programs of 10% on the first $100 million of net revenues generated and 8% thereafter.  The legislation authorizing the implementation of VGMs at Monticello Casino and Raceway expires in 2013. The VGM rate distributed to us may be modified during this five year period by an amendment to the statute.  On August 3, 2010, legislation was passed to reduce operator fees by one percentage point at each level of VGM revenues, which we anticipate resulting in an annual cost to us of approximately $550,000 to $600,000.  This legislation was effective August 11, 2010.  Additionally, daily operational hours were expanded from 16 to 20 hours. In addition to these provisions relating to operations, the legislation was also revised to extend the sunset provision of the gaming law to the year 2050. Previously the legislation was set to expire in to 2017.

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

Note B.  Summary of Significant Accounting Policies

Accounts receivable.  Accounts receivable are stated at the amount we expect to collect.  When needed, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts.  Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and our judgment of collectability.  In the normal course of business, we settle wagers for other racetracks and are exposed to credit risk.  These wagers are included in accounts receivable.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  As of September 30, 2010 and December 31, 2009, we recorded an allowance for doubtful accounts of approximately $763,000.

Loss per common share.  We compute basic loss per share by dividing loss applicable to common shares by the weighted-average common shares outstanding for the period.  Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity.  Since the effect of outstanding options, warrants and option matching rights is anti-dilutive with respect to losses, they have been excluded from our computation of loss per common share.  Therefore, basic and diluted losses per common share for the three months and nine months ended September 30, 2010 and 2009 were the same.

Index

The following table shows the approximate number of common stock equivalents outstanding at September 30, 2010 and 2009 that could potentially dilute basic income per share in the future, but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive. Warrants outstanding at September 30, 2010 includes a warrant to purchase 2 million shares of our common stock that had been issued to our former Chief Executive Officer pursuant to a legal settlement, which we cancelled on September 8, 2010 as a remedy for a breach of the legal settlement, but for which our former Chief Executive Officer has the contractual right pursuant to the legal settlement to bring an action to contest such cancellation.

	Outstanding at September 30,
	2010	2009
Options	5,593,000	7,379,000
Warrants	3,250,000	278,000
Option Matching Rights	5,565,000	---
Shares to be issued upon conversion of convertible debt	4,379,000	5,175,000
Total	18,787,000	12,832,000

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

Note C.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Liability for horseracing purses	$1, 604	$1, 984
Accrued interest, including default interest of approximately $748,000 at September 30, 2010	1,506	2,167
Accrued payroll	649	466
Accrued other	2,279	1,855
Total accrued expenses and other current liabilities	$6,038	$6,472

Index

Note D.  Senior Convertible Notes

On July 26, 2004, we issued $65 million of 5 ½% Notes, with a maturity date of July 31, 2014 and each Holder, as defined under the Indenture, had the right to demand that we repurchase the Notes at par plus accrued interest on July 31, 2009.  Interest is payable semi-annually on January 31 and July 31.

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

A failure to have repurchased the Notes when required would result in an “Event of Default” under the Indenture.  Due to the “Event of Default,” the accrued interest increases to an annual rate of 9% on the overdue principal as of August 4, 2009.  The default interest payable at September 30, 2010 is approximately $748,000.  This represents the default interest due from August 4, 2009, the date of the purported occurrence of the Event of Default, through September 30, 2010. We have paid all interest owed on the Notes other than the default interest through September 30, 2010.

From June 2010 through August 2010, together with our financial advisor Merrill Lynch, Pierce, Fenner, Smith Incorporated and our legal counsel, we engaged in extensive negotiations with certain holders of the Notes and such holders’ legal counsel regarding the settlement of the Action and the potential terms and conditions of an exchange or modification of the terms of the Notes. In connection with settlement discussions, we repaid $5 million of principal amount of the Notes on July 30, 2010 and an additional $5 million of principal amount of the Notes on August 12, 2010.  On September 23, 2010, we entered into the Settlement Agreement with the Company’s subsidiaries named therein, the Trustee, and the beneficial owners of the Notes, representing approximately 93.7% of the outstanding principal amount of the Notes.  Pursuant to the Settlement Agreement, we have agreed, subject to our right to consummate the Note Purchase described below and subject to stockholder approval, to (a) repay $22.5 million in aggregate principal amount of the Notes (the “Installment Payments”) and (b) exchange up to 100% of the aggregate principal amount of the Notes that remain outstanding after giving effect to the such repayments for consideration consisting of (x) $32.5 million in aggregate principal amount of 12% Convertible Senior Notes due 2014 (the “Restated Notes”) to be issued by us and (y) a pro rata share of one million shares of our common stock, par value $0.01 per share (“Common Stock”) (collectively, the “Debt Exchange”).  The Installment Payments are payable as follows; (i) $10 million on the earlier of the date on which the Debt Exchange is consummated and October 23, 2010, which amount is to be used repay a portion of the outstanding principal of the Notes (the “First Installment”), which was paid on October 22, 2010, (ii) on the earlier of the date on which the Debt Exchange is consummated and November 22, 2010, $7.5 million, which amount is to be used repay a portion of the outstanding principal of the Notes, and all unpaid interest accrued to such date on the Notes (the “Second Installment”), and (iii) on the earlier of the date on which the Debt Exchange is consummated and December 7, 2010, the amount by which $22.5 million exceeds the sum of First Installment, the principal component of the Second Installment and the aggregate principal amount of Notes held by beneficial owners that do not elect to participate in the Debt Exchange (after giving effect to such payment), which amount is to be used to repay a portion of the remaining outstanding principal of the Notes, and all unpaid interest accrued to such date on the Notes.  On or before November 22, 2010, we may, at our option in lieu of consummating the Debt Exchange, repurchase all the Notes for an amount equal to the sum of all outstanding principal and interest owed on the Notes plus $975,000, to be paid on a pro rata basis to the beneficial holders of the Notes (the “Note Purchase”).  Under the terms of the Settlement Agreement, we have agreed to redeem any Notes held by a beneficial owner thereof that does not participate in the Debt Exchange in the event that we do not consummate the Note Purchase on or before November 22, 2010 and at least 90% of the aggregate principal amount of the Notes are validly tendered and not properly withdrawn in the Debt Exchange.  All accrued and unpaid interest to be paid with respect to the Notes pursuant to the terms of the Settlement Agreement includes interest due on overdue principal and interest at the default rate provided in the Notes, assuming that the principal of and interest on the Notes became due and payable in full on August 3, 2009.

In consideration of the foregoing, the Trustee and we have agreed under the terms of the Settlement Agreement to promptly take the necessary steps to withdraw the motions pending in that certain judicial proceeding commenced by us in August 2009 in the Court to the Action.  Upon the consummation of the Debt Exchange or the Note Purchase, the parties to the Settlement Agreement have agreed to mutually release all claims known, unknown or suspected at closing of the Settlement Agreement that each party may have against the others and the parties to the Action have agreed to execute and file a Stipulation of Discontinuance, with prejudice and without costs to any party, with respect to the Action.

Index

The Restated Notes, if issued, will bear interest on the principal amount thereof at the rate of 12% per annum, 8% of which will be payable in cash and 4% of which will be payable in cash or, at our option (except as provided in the Restated Indenture under which the Restated Notes are to be issued), in kind.  The Restated Notes would be our senior secured obligations, the payment of which will be secured by liens on our tangible and intangible assets and by a pledge of the equity interests of each of our subsidiaries and a mortgage on our property in Monticello, New York.  Prior to maturity, redemption or repurchase, the Restated Notes will be convertible, at the option of the holder, into shares of Common Stock based upon a conversion rate of 1,132 shares per $1,000 in principal amount (which represents a conversion price of approximately $0.8837 per share), subject to certain anti-dilution adjustment from time to time as provided in the Restated Indenture (the “Conversion Price”).  The Restated Indenture under which the Restated Notes are to be issued will contain certain additional rights and obligations of us, including, without limitation, the following: (a) we will be required to pay to the holders of the Restated Notes an amount equal to the present value of foregone interest payments through July 31, 2012 in the event that the Restated Notes are converted prior to such date; (b) we may, at our option, redeem some or all of the Restated Notes for cash at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and Liquidated Damages (as defined in the Restated Indenture), provided that we may only exercise such redemption right before July 31, 2012 if the average of the last reported bid prices of Common Stock for the twenty consecutive trading days ending on the trading day prior to the date on which we mail the notice of redemption exceeds 200% of the Conversion Price in effect on such date; (c) each holder of the Restated Notes will have the right to require that we purchase such holder’s Restated Notes (or portions thereof) on July 31, 2012, subject to certain conditions and in accordance with the procedures set forth in the Restated Indenture; and (d) we will be required to comply with certain restrictive covenants on the conduct of our business.

The consummation of the Debt Exchange is subject to certain customary conditions, including: (a) the approval by our stockholders of the Debt Exchange and a corresponding increase in our authorized capital stock, (b) the receipt of regulatory approvals, which do not impose unreasonable restrictions upon the holders of the Restated Notes, (c) the absence of any material adverse changes to our business, results of operations or prospects and (d) the valid tender on or prior to the closing of at least 90% of the then outstanding aggregate principal amount of the Notes.

In the event that the Settlement Agreement is terminated in accordance with its terms or we have neither consummated the Note Purchase nor the Debt Exchange on or before November 22, 2010 (or, with respect to the Debt Exchange, January 21, 2011 in the event that we have complied with certain conditions related to the filing of a proxy statement and the holding of stockholder meeting) (the “Final Date”), we will be required to, among other things, immediately pay in cash, to the beneficial holders of the Notes that are parties to the Settlement Agreement, an amount equal to the greater of (A) 3% of the outstanding principal amount of the Notes on the Final Date, (B) $975,000, and (C) in certain circumstances, an amount representing the conversion value of the Restated Notes on the Final Date, were they issued on such date, plus, in each case, certain fees and expenses incurred in connection with the preparation, execution, negotiation and delivery of the Settlement Agreement and related documents.  In addition, in the event that either the Settlement Agreement is terminated in accordance with its terms or neither the Note Purchase nor the Debt Exchange has been consummated on or before Final Date, the Trustee will be entitled to entry without further notice of a judgment against us and the guarantors of the Notes, jointly and severally, in an amount based upon the aggregate principal amount of the Notes then outstanding.

We recognized interest expense associated with the Notes of approximately $1.9 million and $1.3 million in the three months ended September 30, 2010 and 2009, respectively, and approximately $4.5 million and $3.9 million in the nine months ended September 30, 2010 and 2009, respectively.  Included in the interest expense associated with the Notes for the three and nine months ended September 30, 2010, was default interest expense of approximately $748,000.

Index

Note E.  Stockholders’ Equity

Stock-based compensation expense is approximately $301,000 and $746,000 for the three months ended September 30, 2010 and 2009, respectively, and approximately $2.3 million and $3.7 million for the nine months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010, there was approximately $363,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under our plans.  That cost is expected to be recognized over the remaining vesting period of two years.  This expected cost does not include the impact of any future stock-based compensation awards.

On May 11, 2010, as part of a legal settlement with Joseph Bernstein, our former CEO, we issued warrants to purchase an aggregate of 3.25 million shares of our common stock at $2.00 per share, as follows: (i) 250,000 shares with an expiration date of May 10, 2015; (ii) 1 million shares with an expiration date of May 10, 2015; and (iii) 2 million shares with an expiration date of May 10, 2020, which may be exercised on a cashless basis and cannot be exercised until the warrants to purchase 1.25 million shares described in clauses (i) and (ii) above have been exercised in full. The warrants were recorded as legal settlement expense and valued at approximately $5.6 million.  On September 8, 2010, we served a notice to Joseph Bernstein of his breach of the legal settlement and informed Mr. Bernstein that we elected certain remedies under the legal settlement including the cancellation of the warrant to purchase 2 million shares with an expiration date of May 10, 2020.  Pursuant to the legal settlement, if Mr. Bernstein initiates an action within a specified time period to seek a declaration from a court of competent jurisdiction that he has not materially breached the legal settlement, the cancellation of the warrant will be stayed pending resolution of litigation; provided, however, that the warrant shall remain unexercisable pending resolution of such action.

Options that were granted to three officers and an employee, who have resigned during the second quarter of 2009, would have otherwise expired in thirty to ninety days subsequent to the termination date, based on the equity incentive plan under which the options were issued, but were extended to dates mutually agreed upon in the respective termination agreements, as permitted under the plan.  The modification resulted in stock-based compensation expense of approximately $843,000 in the three and nine months ended September 30, 2009.

Options that were granted to four directors, who have resigned in March 2009, would have expired on the date of termination or in thirty days based on the equity incentive plan under which the options were issued, but were extended to the original expiration dates set forth for the respective options.  The modification resulted in stock-based compensation expense of approximately $0 and $123,000 in the three and nine months ended September 30, 2009.

As a condition to the closing of the loan agreement with The Park Avenue Bank on July 27, 2009, we issued warrants to purchase an aggregate of 277,778 shares of our common stock, at an exercise price of $0.01 per share, to The Park Avenue Bank and a designee of a participant in the loan.  The warrants expire on July 26, 2014.  The warrants were valued at approximately $564,000, using the Black-Scholes valuation model.

On August 19, 2009, we entered into an investment agreement with Kien Huat pursuant to which (i) we issued to Kien Huat 6,804,188 shares of our Common Stock or approximately 19.9% of the outstanding shares of Common Stock on a pre-transaction basis, for aggregate consideration of $11 million (the “First Tranche”), and (ii) subject to and following stockholder approval of the transaction, as required under applicable NASDAQ Marketplace Rules, and the satisfaction of other customary closing conditions, we were to issue to the Investor an additional 27,701,852 shares of Common Stock for additional consideration of $44 million (the “Second Tranche”).  During the period between the closing of the First Tranche and the closing of the Second Tranche, we were subject to certain customary covenants related to the operation of our business.  As a result of the closing of the Second Tranche, Kien Huat owns 34,506,040 shares of the Common Stock, representing approximately one share less than 50.0% of our voting power following the closing.

On September 30, 2009, we entered into an amendment to the investment agreement Kien Huat.  Under the investment agreement, if any option or warrant outstanding as of the closing of the First Tranche or the Second Tranche (or, in limited circumstances, if issued after the closing of the Second Tranche) is exercised after the closing of the First Tranche, Kien Huat has the right (following notice of such exercise) to purchase an equal number of additional shares of Common Stock as are issued upon such exercise at the exercise price for the applicable option or warrant, which is subject to stockholder approval.  The investment agreement amendment clarifies that Kien Huat’s Option Matching Right was intended to extend to options and warrants exercised between the closing of the First Tranche and the closing of the Second Tranche.

Index

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

Note F.  Promotional Allowances

Promotional allowances consist of the retail value of complimentary food, beverages and other items provided to our guests. In addition, promotional allowances include taxable bonus VGM play offered to our guests based on their relative gaming worth and prizes included in certain promotional marketing programs.

We are participating in a pilot tax-free bonus VGM program, as authorized by the New York State Lottery (“NYSL”). Under normal circumstances, bonus VGM play provided to a guest is subject to the NYSL tax. The pilot program authorizes us to provide up to 10% of our VGM win as non-taxable bonus VGM play to our guests. This non-taxable bonus VGM play cannot be converted into cash and must be played at a VGM. Such bonus VGM play is not included in gaming revenues or in promotional allowances since there is no direct cost to us for providing this incentive. The amount of non-taxable bonus VGM play played by our guests was approximately $1.6 million and $724,000 for the three months ended September 30, 2010 and 2009 respectively, and approximately $4.3 million and $724,000 for the nine months ended September 30, 2010 and 2009 respectively.

At our discretion, we may exceed the 10% limit authorized for non-taxable bonus VGM play. If the 10% threshold is exceeded, the bonus VGM play is taxable, and is included in gaming revenues and promotional allowances. The cost for providing taxable bonus VGM play played by our guests was approximately $66,000 and $229,000 for the three months ended September 30, 2010 and 2009 respectively, and approximately $167,000 and $608,000 for the nine months ended September 30, 2010 and 2009 respectively, and are classified as gaming costs and expenses on the statement of operations.

The retail value of food, beverage, other services, taxable bonus VGM play and other prizes provided to our guests are included in revenues and promotional allowances for the three and nine months ended September 30, 2010 and 2009 are as follows.

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in thousands)		(in thousands)
Food and beverage	$413	$398	$1,292	$724
Taxable bonus VGM play	112	394	284	1,049
Players club awards	161	278	588	845
Bus group sales incentives	3	48	16	142
Total promotional allowances	$689	$1,118	$2,180	$2,760

Note G.  Concentration

We have no accounts receivable concentration as of September 30, 2010. Two debtors, New York Off-Track Betting Corporation and New Jersey Sports and Exposition Authority, represented approximately 12% and 11%, respectively, of our total outstanding accounts receivable as of December 31, 2009.

Index

Note H.  Related Party Transactions

Concord Associates, L.P.

Pursuant to the Concord Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord Associates, L.P., an affiliate of a significant stockholder and a member of our board of directors (the “Board”), at the site of the former Hotel and Resort or July 31, 2011, we were to continue to pay to the Monticello Harness Horsemen’s Association, Inc. 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord Associates, L.P. was to pay any of the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period.  As of September 30, 2010, we believe Concord Associates, L.P. owed us approximately $310,000 for the VGM Shortfall.  On August 5, 2010 we terminated the Concord Agreement.  Concord Associates, L.P. has contested its responsibility to make such VGM Shortfall payments to us.  We have agreed with Concord Associates L.P. to submit the matter to arbitration.

Kien Huat

Pursuant to the investment agreement with Kien Huat, a significant stockholder, the parties agreed to negotiate in good faith and cooperate to mutually agree upon the terms and conditions of a loan agreement, pursuant to which it was anticipated that Kien Huat would make a loan available to us of up to the lesser of $10 million or the maximum amount we were then permitted to borrow (taking into account other our indebtedness at such time) under the terms of our existing indebtedness.  Pursuant to correspondence received from Kien Huat’s counsel on August 9, 2010 and August 10, 2010, we have been advised that Kien Huat does not believe there is any current obligation for it to provide such loan availability.  We have determined that Kien Huat does not have an obligation under the investment agreement to make a loan available to us.  In addition, on November 5, 2010, Kien Huat delivered a commitment letter to the Company agreeing, subject to the conditions contained therein, to provide to the Company a short-term bridge loan to a rights offering pursuant to which the Company would receive aggregate proceeds of $35 million from Kien Huat. See Note J, “Subsequent Events.”

Note I.  Commitments and Contingencies

Legal Proceedings

Empire Resorts, Inc. v. The Bank of New York Mellon Corporation and The Depository Trust Company

On August 5, 2009, we filed a declaratory judgment action against the beneficial owners of the Notes, as well as DTC and the Trustee, which we refer to together as the Defendants.  In the complaint, we sought a judicial determination that (1) no Holder, as defined under the Indenture, delivered a Put Notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture prior to the close of business on July 31, 2009, and that (2) the three entities that gave the purported notice of default may not and have not accelerated the Notes or invoked certain other consequences of a default.  On April 8, 2010, we received the Decision from the Court granting the Defendants’ motion for summary judgment.  The Decision provides that the Court has determined that the Defendants properly exercised the option requiring us to repurchase the Notes, that we are in default under the Notes with respect to our failure to repurchase the Notes on July 31, 2009 and that we must now repurchase the Notes.  On May 11, 2010, we filed a notice of appeal with the Appellate Division to appeal the Decision.  We are unable to predict the length of time it will take for the Appellate Division, or the State of New York Court of Appeals, to issue a final, non-appealable judgment.  In the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised, we would not have an immediate source of funds from which to pay our obligations under the Notes, and no assurance can be made that other sources of financing will be available at such time on commercially reasonable terms, if at all, to satisfy our obligations under the Notes.  In connection with settlement discussions with the holders of the Notes, we redeemed $5 million principal amount of the Notes on July 30, 2010 and an additional $5 million principal amount of the Notes on August 12, 2010.  On September 23, 2010, we entered into the Settlement Agreement with beneficial owners of approximately 93.7% of the outstanding principal amount of the Notes and the Trustee, pursuant to which the parties agreed to settle all claims relating to the Action.  On October 22, 2010, we redeemed an additional $10 million principal amount of the Notes pursuant to the Settlement Agreement.  Upon the consummation of the transactions contemplated by the Settlement Agreement, the parties thereto have agreed to mutually release all claims known, unknown or suspected at closing of the Settlement Agreement that each party may have against the others and the parties to the Action have agreed to execute and file a Stipulation of Discontinuance, with prejudice and without costs to any party, with respect to the Action.  No assurance can be made, however, that the conditions to the consummation of the transaction contemplated by the Settlement Agreement will be satisfied or waived or that alternative financing will be secured within the time permitted under the Settlement Agreement.

Index

Bryanston Group v. Empire Resorts, Inc.

A complaint has been filed in the Supreme Court of The State of New York, New York County (the “Supreme Court”) on or about July 12, 2010 against us. The lawsuit arises out of a recapitalization agreement entered into on December 10, 2002 pursuant to which we issued Series E preferred stock to Bryanston Group, Inc. and Stanley Tollman. The complaint is brought by Bryanston Group, Inc. and Stanley Tollman alleging that we breached the terms of the recapitalization agreement by (i) failing to use the funds from the 2009 investment by Kien Huat to redeem the Series E preferred shares and pay dividends on the shares; and (ii) paying in excess of $1 million per year in operating expenses (including paying the settlement to our former chief executive officer, Joseph Bernstein) while not redeeming the Series E preferred shares and paying dividends on the shares.  The plaintiffs had unsuccessfully sought a preliminary injunction, asking the Supreme Court to have us put into escrow funds sufficient to pay the purchase price for the redemption the Series E shares and the dividends.  The Company has since filed a motion to dismiss the complaint. While we cannot predict the outcome of this litigation, we believe the lawsuit is without merit and we will aggressively defend our interests.

Other Proceedings

We are a party from time to time to various other legal actions that arise in the normal course of business.  In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

Note J.  Subsequent Events

Kien Huat Financing Commitment

On November 5, 2010, Kien Huat delivered to us a commitment letter (the “Commitment Letter”) to provide, subject to the terms thereof, a short-term bridge loan to us in the aggregate principal amount of $35 million (the “Bridge Loan”).  If consummated, the proceeds of the Bridge Loan, together with available funds, are to be used to repay in full our obligations under our Notes in accordance with the terms of the Settlement Agreement.  Following the extension of the Bridge Loan and the repayment of the Notes, we intend to conduct a rights offering upon terms to be determined by the Board.  In the proposed rights offering, if conducted, all holders of our common stock will be granted the right to purchase additional shares of the our common stock at a price of $0.8837 per share.  In the Commitment Letter, Kien Huat also agreed to purchase all shares issuable pursuant to the basic rights that would be allocated to Kien Huat with respect to its currently owned shares of the Company’s common stock.  If conducted, the proceeds of the rights offering will be used, to the extent available, to repay amounts outstanding under the Bridge Loan.  If, upon the completion of the rights offering, the proceeds thereof are insufficient to repay in full all amounts outstanding under the Bridge Loan, including principal and accrued interest thereon, Kien Huat has agreed to convert the full amount remaining unpaid into a convertible term loan with a term of two years at an interest rate of 5% per annum convertible at a price equal to the exercise price of the rights issued in the rights offering.  Kien Huat’s commitments to participate in the rights offering and to provide the term loan are subject to the terms and conditions of the Commitment Letter, including the negotiation and execution of definitive documentation of the transactions contemplated thereby.

Option Grants

On November 9, 2010, the Compensation Committee of the Board approved the grant of the following options to the Company’s directors and certain executive officers in consideration of their continued service to the Company: (i) an option granted to each of the Company’s six non-employee directors to purchase 40,000 shares of the Company’s common stock at an exercise price of $0.93 per share, which vest in equal portions annually over a three year period from the grant date or upon the grantee’s involuntary dismissal from the Board, if earlier; (ii) an option granted to Joseph D’Amato, the Company’s Chief Executive Officer and Chief Financial Officer to purchase 480,000 shares of the Company’s common stock at an exercise price of $0.93 per share, which vest in equal portions annually over a three year period from the grant date; (iii) an option granted to Emanuel R. Pearlman, the Chairman of the Board, to purchase 1,400,000 shares of the Company’s common stock at an exercise price of $0.93 per share, which vest in equal portions annually over a three year period from the grant date; and (iv) an option granted to Nanette L. Horner, the Company’s VP of Legal Affairs, to purchase 80,000 shares of the Company’s common stock at an exercise price of $0.93 per share, which vest in equal portions annually over a three year period from the grant date.

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Our ability to continue as a going concern depends on our ability to fulfill our obligations with respect to an original $65 million of 5 ½% senior convertible notes (the “Notes”) of which $55 million was outstanding at September 30, 2010.  Under the terms of the Notes, we had an obligation to repurchase any of the Notes at a price equal to 100% of their principal amount on July 31, 2009; to the extent that the Holder, as defined under the indenture dated July 26, 2004 (the “Indenture”), delivered a properly executed Put Notice, as defined under the Indenture.  We sought a judicial determination, which we refer to as the “Action,” in the Supreme Court of New York, Sullivan County (the “Court”), against the beneficial owners of the Notes, as well as The Depository Trust Company (“DTC”) and the Bank of New York Mellon Corporation (the “Trustee,” and together with DTC, the “Defendants”) that (1) no Holder, delivered an executed Put Notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture prior to the close of business on July 31, 2009, and that (2) the three entities that gave the purported notice of default may not and have not accelerated the Notes or invoked certain other consequences of a default.  On April 8, 2010, we received the Decision and Order (the “Decision”) from the Court granting the Defendants’ motion for summary judgment.  The Decision provides that the Court has determined that the Defendants properly exercised the option requiring us to repurchase the Notes, that we are in default under the Notes with respect to our failure to repurchase the Notes on July 31, 2009 and that we must now repurchase the Notes.  On May 11, 2010, we filed a notice of appeal with the Third Judicial Department of the Appellate Division of the Supreme Court of the State of New York (the “Appellate Division”) to appeal the Decision. We are unable to predict the length of time it will take for the Appellate Division, or the State of New York Court of Appeals, to issue a final, non-appealable judgment.  In the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised, we would not have an immediate source of funds from which to pay our obligations under the Notes, and no assurance can be made that other sources of financing will be available at such time on commercially reasonable terms, if at all, to satisfy our obligations under the Notes. On September 23, 2010, we entered into a settlement agreement with beneficial owners of approximately 93.7% of the outstanding principal amount of the Notes and the Trustee, pursuant to which the parties agreed to settle all claims relating to the Action (the “Settlement Agreement”). In connection with settlement discussions with the holders of the Notes, we redeemed $5 million principal amount of the Notes on July 30, 2010 and an additional $5 million principal amount of the Notes on August 12, 2010.  On October 22, 2010 we redeemed an additional $10 million principal amount of the Notes pursuant to the Settlement Agreement.  Upon the consummation of the transactions contemplated by the Settlement Agreement, the parties thereto have agreed to mutually release all claims known, unknown or suspected at closing of the Settlement Agreement that each party may have against the others and the parties to the Action have agreed to execute and file a Stipulation of Discontinuance, with prejudice and without costs to any party, with respect to the Action.  On November 5, 2010, we received a commitment from Kien Huat Realty III Limited (“Kien Huat”), our largest stockholder, to provide, subject to the conditions contained therein to us a short-term bridge loan to a rights offering pursuant to which we would receive aggregate proceeds of $35 million from Kien Huat, which proceeds would be used, together with available funds, to repay in full our obligations under the Notes as permitted under the Settlement Agreement.  No assurance can be made, however, that the conditions to the consummation of the transaction contemplated by the Settlement Agreement or the financing arrangements proposed by Kien Huat will be satisfied or waived or that alternative financing will be secured within the time permitted under the Settlement Agreement.  In addition, we have continuing net losses and negative cash flows from operating activities.  These additional conditions raise substantial doubt about our ability to continue as a going concern.  These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

On August 3, 2010, legislation was passed to reduce operator fees by one percentage point at each level of VGM revenues, which we anticipate resulting in an annual cost to us of approximately $550,000 to $600,000.  This legislation was effective August 11, 2010.  Additionally, daily operational hours were expanded from 16 to 20 hours. In addition to these provisions relating to operations, the legislation was also revised to extend the sunset provision of the gaming law to the year 2050. Previously the legislation was set to expire in to 2017.

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

Effective August 5, 2009 and continuing through January 29, 2011, a subsidized VGM free play pilot program was implemented at Monticello Casino and Raceway.  Monticello Casino and Raceway intends to use this free play to build its player loyalty, increase its database of active and profitable players and to reactivate dormant players.  Monticello Casino and Raceway is authorized to provide promotional free play up to 10% of the prior month’s video gaming revenue (net win).  Parameters for determining free play success will be mutually agreed on by the New York State Lottery (“NYSL”) and Monticello Casino and Raceway, by evaluating prior revenue trends compared to current trends, or other measurements as agreed upon between New York State Lottery and Monticello Casino and Raceway.

Competition

We face significant competition for our VGM operation from a VGM facility at Yonkers Raceway, and to a lesser extent, two casinos that have opened in Pennsylvania and one, operated by the Mohegan Tribal Gaming Authority, is within 70 miles of our Monticello property.  The Yonkers facility, which is much closer to New York City, has a harness horseracing facility, approximately 5,500 VGMs, food and beverage outlets and other amenities. In August 2009, the New York State Lottery approved a pilot test period for us and one other New York State racino authorizing for a pilot tax-free bonus VGM program for our guests. The pilot program was to last six months and the NYSL was to evaluate the success of the pilot program by February 4, 2010. The pilot tax-free bonus VGM program provided us the opportunity to reward our guests based on their level of VGM play and to offer promotions that can compete with the offerings of our competitors located in Pennsylvania.  The pilot tax-free bonus VGM program has been extended through January 29, 2011.

In January 2010, the Pennsylvania legislature authorized and its Governor approved table games in its existing slot-machine facilities. The legislation authorizes all table games, including blackjack, craps, roulette, baccarat, and poker at thoroughbred and harness racetracks with slot-machine facilities and stand-alone slot-machine facilities. In addition, the legislation authorizes the granting of credit to guests of the Pennsylvania casinos. Table games became operational in Pennsylvania’s casinos in July 2010. Presently approximately 533 table games and approximately 121 poker tables are offered at the Pennsylvania casinos. Both Pennsylvania casinos that we compete against have installed and offer table games. This legislation amended and augmented the legislation passed in July 2004 in which Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state) to permit table games at the slot-machine facilities.  As of September 2010, there were nine casinos in operation within Pennsylvania, with six located at racing tracks.  One such race track facility is the Mohegan Sun at Pocono Downs, which has approximately 2,300 slot machines, and began the operation of 65 table games and 16 poker tables in July 2010.  The Mohegan Sun at Pocono Downs opened in January 2007 in Wilkes-Barre, Pennsylvania, approximately 70 miles southwest of Monticello.  In addition, in October 2007, the Mount Airy Casino Resort opened with approximately 2,500 slot machines, a hotel, spa, and a golf course; and in July 2010 it began the operation of 56 table games and 12 poker tables.  The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello.

Index

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009.

Revenues.  Net revenues decreased approximately $1.4 million (7%) for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  Revenue from racing operations decreased by approximately $2.3 million (52%), food, beverage and other revenue decreased by approximately $201,000 (12%) and revenue from VGM operations increased by approximately $672,000 (4%).  Promotional allowances decreased by approximately $429,000 (38%), as described below.

Our number of daily visits increased approximately 3% and the average daily win per unit increased from an adjusted $159.07 for the three months ended September 30, 2009 to $166.59 for the three months ended September 30, 2010 (5%).  The adjusted average daily win per unit for the three months ended September 30, 2009 reflects the reduction in the number of machines in service from 1,253 to 1,090.  Our VGM hold percentage was 8.0% and 7.6% for the three months ended September 30, 2010 and 2009, respectively.

Racing revenue decreased primarily due to a reduction in payments received from Off-Track Betting Corporations (“OTBs”) of approximately $2.4 million and lower stall rental income of $90,000; offset by an increase in simulcasting commissions of approximately $168,000. The reduction in commissions received from OTBs is primarily the result of receipt of approximately $2.1 million of previously contested amounts from OTBs during the third quarter of 2009.

Food, beverage and other revenue decreased primarily as a result of $110,000 of other revenue received in 2009 and a decrease in cash paying food and beverage guests.

Promotional allowances consist of the retail value of complimentary food, beverages and other items provided to our guests. In addition, promotional allowances include taxable bonus VGM play offered to our guests based on their relative gaming worth and prizes included in certain promotional marketing programs. Promotional allowances decreased by approximately $429,000 (38%), primarily due to decreases in taxable bonus VGM play offered to our guests  of approximately $282,000, players club awards of approximately $117,000 and bus group sales incentives of approximately $45,000; offset by an increase in food promotions of approximately $15,000.  Taxable bonus VGM play is included in revenues and promotional allowances to reflect the cost of the NYSL commissions paid on such bonus VGM play, and included in gaming costs and expenses. Taxable bonus VGM play was $112,000 and $394,000 in the three-month periods ended September 30, 2010 and 2009, respectively. Excluding the taxable bonus VGM play from both the three-month period ended September 30, 2010 and 2009, cash-basis VGM revenue increased approximately $954,000 (6%). The cost of providing such bonus VGM play was $66,000 and $229,000 in the three-month period ended September 30, 2010 and 2009, respectively.

We are participating in a pilot tax-free bonus VGM program, as authorized by the NYSL.  Under this program, bonus VGM play provided to a guest is not subject to the NYSL tax. The pilot program authorizes us to provide up to 10% of our VGM win as non-taxable bonus VGM play to our guests. This non-taxable bonus VGM play cannot be converted into cash and must be played at a VGM. Such bonus VGM play is not included in gaming revenues or in promotional allowances since there is no cost to us for providing this incentive. The amount of non-taxable bonus VGM play played by our guests was approximately $1.6 million and $724,000 for the three months ended September 30, 2010 and 2009 respectively. At our discretion, we may exceed the 10% limit authorized for non-taxable bonus VGM play. If the 10% threshold is exceeded, the bonus VGM play is taxable, and is included in gaming revenues and promotional allowances.

Gaming costs.  Gaming (VGM) costs decreased by approximately $244,000 (2%) to approximately $12.1 million for the three months ended September 30, 2010.  Gaming costs decreased by approximately $701,000 primarily due to the settlement payment of $650,000 in regards to the Sportsystems Gaming Management at Monticello LLC contract in 2009, offset by an increase in Lottery and other commissions of approximately $457,000 due to higher VGM revenue, a one percent tax increase and amounts owed on free play that exceeds the 10% limit available under the pilot tax-free bonus VGM program.

Index

Racing costs.  Racing costs decreased by approximately $1.2 million (39%) to approximately $1.9 million for the three months ended September 30, 2010.  This decrease is a result of the horsemen’s share declining by approximately $1.2 million caused by lower racing revenues.

Food, beverage and other costs.  Food, beverage and other costs decreased approximately $35,000 (7%) to approximately $495,000 primarily as a result of decreased food revenue.  Food and beverage costs were 34% and 32% of food and beverage revenues for the three months ended September 30, 2010 and 2009, respectively.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased approximately $201,000 (6%) for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  This decrease was a result of cost savings of approximately $977,000, mostly due to costs associated with the assignment of our revolving line of credit of approximately $449,000 in 2009, but with no such costs in 2010 and a decrease in director and professional fees of approximately $374,000 in 2010. These decreases were offset by an increase in direct marketing expenses of approximately $496,000, primarily consisting of television advertising and promotional prize expenses, and an increase in attorney fees of approximately $350,000 primarily due to the settlement with our Note holders.

Stock-based compensation expense.  The decrease in stock-based compensation of approximately $445,000 (60%) was primarily a result of fewer options granted to directors during the three months ended September 30, 2010.

Interest expense.  Interest expense decreased approximately $61,000 (3%) as a result of us paying down the principal on the Notes by $10 million in July and August 2010, $564,000 interest expense related to The Park Avenue Bank warrants in 2009 and by us paying off our revolving line of credit in December 2009, offset by the accrual of default interest on the Notes of approximately $748,000 in September 2010.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009.

Revenues.  Net revenues increased approximately $108,000 (0%) for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  Revenue from VGM operations increased by approximately $1.9 million (5%), food, beverage and other revenue increased by approximately $302,000 (8%), and revenue from racing operations decreased by approximately $2.7 million (29%).  Promotional allowances decreased by approximately $580,000 (21%), as described below.

Our number of daily visits increased approximately 10%; and the average daily win per unit increased from an adjusted $141.50 for the nine months ended September 30, 2009 to $148.31 for the nine months ended September 30, 2010 (5%).  The adjusted average daily win per unit for the nine months ended September 30, 2009 reflects the reduction in the number of machines in service from 1,476 to 1,090.  Our VGM hold percentage was 8.0% and 7.8% for the nine months ended September 30, 2010 and 2009, respectively.

Racing revenue decreased primarily due to a reduction in payments received from OTBs of approximately $2.8 million; offset by an increase in simulcasts commissions of approximately $63,000. The reduction in commissions received from OTBs is primarily the result of the receipt of approximately $2.8 million of previously contested amounts from OTBs during the nine months ended September 30, 2009.

Food, beverage and other revenue increased primarily as a result of promotional allowances related to food.

Promotional allowances consist of the retail value of complimentary food, beverages and other items provided to our guests. In addition, promotional allowances include taxable bonus VGM play offered to our guests based on their relative gaming worth and prizes included in certain promotional marketing programs. Promotional allowances decreased by approximately $580,000 (21%), primarily due to decreases in taxable bonus VGM play of approximately $765,000, players club awards of approximately $257,000 and bus group sales incentives of approximately $126,000; offset by an increase in food promotions of approximately $568,000.  Taxable bonus VGM play is included in revenues and promotional allowances to reflect the cost of the NYSL commissions paid on such bonus VGM play, and included in gaming costs and expenses. Taxable bonus VGM play was $284,000 and $1,049,000 in the nine-month period ended September 30, 2010 and 2009, respectively. Excluding the taxable bonus VGM play from both the nine-month periods ended September 30, 2010 and 2009, cash-basis VGM revenue increased approximately $2.7 million (7%). The cost of providing such bonus VGM play was approximately $167,000 and $608,000 in the nine-month period ended September 30, 2010 and 2009, respectively.

Index

We are participating in a pilot tax-free bonus VGM program, as authorized by the NYSL. Under this program, bonus VGM play provided to a guest is not subject to the NYSL tax. The pilot program authorizes us to provide up to 10% of our VGM win as non-taxable bonus VGM play to our guests. This non-taxable bonus VGM play cannot be converted into cash and must be played at a VGM. Such bonus VGM play is not included in gaming revenues or in promotional allowances since there is no cost to us for providing this incentive. The amount of non-taxable bonus VGM play played by our guests was approximately $4.3 million and approximately $724,000 for the nine months ended September 30, 2010 and 2009 respectively. At our discretion, we may exceed the 10% limit authorized for non-taxable bonus VGM play. If the 10% threshold is exceeded, the bonus VGM play is taxable, and is included in gaming revenues and promotional allowances.

Gaming costs.  Gaming (VGM) costs increased by approximately $487,000 (1%) to approximately $33.4 million for the nine months ended September 30, 2010.  Lottery and other commissions increased approximately $1.4 million due to increased VGM revenue, the one percent tax increase and amounts owed on free play that exceeds the 10% limit available under the pilot tax-free bonus VGM program. This increase was offset by decreases in consulting fees of approximately $758,000, which was primarily due to the settlement payment of $650,000 in regards to the Sportsystems Gaming Management at Monticello LLC contract in 2009 and other cost savings of approximately $180,000.

Racing costs.  Racing costs decreased by approximately $1.3 million (18%) to approximately $5.9 million for the nine months ended September 30, 2010.  This decrease is a result of the horsemen’s share declining by approximately $1.4 million caused by lower racing revenues; offset by increases in legal expenses and various other costs of approximately $111,000.

Food, beverage and other costs.  Food, beverage and other costs increased approximately $81,000 (6%) to approximately $1.4 million primarily as a result of increased food revenue.  Food and beverage costs were 35% of food and beverage revenues for the nine months ended September 30, 2010 and 2009.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased approximately $793,000 (9%) for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  This decrease was a result of payroll savings of approximately $733,000 and other cost savings of approximately $1.3 million, mostly due to reduced director fees of approximately $554,000 in 2010 and costs associated with the assignment of our revolving line of credit of approximately $449,000 in 2009, but with no such costs in 2010. These decreases were offset by increases in direct marketing expenses of approximately $1.3 million, primarily consisting of television advertising and promotional prize expenses.

Stock-based compensation expense.  The decrease in stock-based compensation of approximately $1.5 million (40%) was primarily a result of the modification of options that were granted to three officers and an employee, who have resigned during the second quarter of 2009, which resulted in stock-based compensation expense of approximately $843,000 during the nine months ended September 30, 2009 and of the modification of options that were granted to four directors, who have resigned in March 2009, which resulted in stock-based compensation expense of approximately $123,000 during the nine months ended September 30, 2009.

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

Interest expense.  Interest expense decreased approximately $237,000 (5%) as a result of us paying down the principal on the Notes by $10 million in July and August 2010, $564,000 interest expense related to The Park Avenue Bank warrants in 2009 and by us paying off our revolving line of credit in December 2009, offset by the accrual of default interest on the Notes of approximately $748,000 in September 2010.

Index

Liquidity and Capital Resources

Net cash used in operating activities during the nine months ended September 30, 2010 and 2009 was approximately $4.3 million and $5.2 million, respectively.  The decrease of approximately $931,000 was primarily a result of the increase in the net loss adjusted for non-cash items.

Net cash used in investing activities during the nine months ended September 30, 2010 and 2009 was approximately $320,000 and $192,000 respectively.  The increase of approximately $128,000 was primarily a result of the purchasing of equipment.

Net cash used in financing activities was approximately $9.9 million for the nine months ended September 30, 2010 compared to net cash provided by financing activities of $6.3 million for the nine months ended September 30, 2009.  This decrease is primarily a result of a $10 million repayment on the principal of our Notes during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, when we benefited from proceeds from the issuance of common stock of $11 million and stock options of approximately $137,000 and the redemption of the restricted cash account under our revolving credit facility of approximately $467,000, offset by stock issuance costs of approximately $2.2 million and repayments of $3.2 million to our revolving credit facility.

Concord Associates, L.P.

Pursuant to the Concord Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord Associates, L.P., an affiliate of a significant stockholder and a member of our board of directors, at the site of the former Hotel and Resort or July 31, 2011, we were to continue to pay to the Monticello Harness Horsemen’s Association, Inc. 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord Associates, L.P. was to pay any of the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period.  As of September 30, 2010, we believe Concord Associates, L.P. owed us approximately $310,000 for the VGM Shortfall.  On August 5, 2010 we terminated the Concord Agreement.  Concord Associates, L.P. has contested its responsibility to make such VGM Shortfall payments to us.  We have agreed with Concord Associates L.P. to submit the matter to arbitration.

Kien Huat

Pursuant to the investment agreement with Kien Huat, a significant stockholder, the parties agreed to negotiate in good faith and cooperate to mutually agree upon the terms and conditions of a loan agreement, pursuant to which it was anticipated that Kien Huat would make a loan available to us of up to the lesser of $10 million or the maximum amount we were then permitted to borrow (taking into account other our indebtedness at such time) under the terms of our existing indebtedness.  Pursuant to correspondence received from Kien Huat’s counsel on August 9, 2010 and August 10, 2010, we have been advised that Kien Huat does not believe there is any current obligation for it to provide such loan availability.  We have determined that Kien Huat does not have an obligation under the investment agreement to make a loan available to us.

On November 5, 2010, Kien Huat delivered to us a commitment letter (the “Commitment Letter”) to provide, subject to the terms thereof, a short-term bridge loan to us in the aggregate principal amount of $35 million (the “Bridge Loan”).  If consummated, the proceeds of the Bridge Loan, together with available funds, are to be used to repay in full our obligations under our Notes in accordance with the terms of the Settlement Agreement.  Following the extension of the Bridge Loan and the repayment of the Notes, we intend to conduct a rights offering upon terms to be determined by the Board.  In the proposed rights offering, if conducted, all holders of our common stock will be granted the right to purchase additional shares of the our common stock at a price of $0.8837 per share.  In the Commitment Letter, Kien Huat also agreed to purchase all shares issuable pursuant to the basic rights that would be allocated to Kien Huat with respect to its currently owned shares of the Company’s common stock.  If conducted, the proceeds of the rights offering will be used, to the extent available, to repay amounts outstanding under the Bridge Loan.  If, upon the completion of the rights offering, the proceeds thereof are insufficient to repay in full all amounts outstanding under the Bridge Loan, including principal and accrued interest thereon, Kien Huat has agreed to convert the full amount remaining unpaid into a convertible term loan with a term of two years at an interest rate of 5% per annum convertible at a price equal to the exercise price of the rights issued in the rights offering.  Kien Huat’s commitments to participate in the rights offering and to provide the term loan are subject to the terms and conditions of the Commitment Letter, including the negotiation and execution of definitive documentation of the transactions contemplated thereby.

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any financial instruments held for trading or other speculative purposes and do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.  We invest our excess cash primarily in short term U.S. Treasury Funds. Due to the short-term nature of these investments, an increase by 1% in market interest rates would not have a significant impact on the total value of our portfolio as of September 30, 2010. Accordingly, while changes in interest rates could decrease interest income, we do not believe that an interest rate change would not have a significant impact on our operations.

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

We carried out an evaluation as of September 30, 2010 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings.

Changes in Our Financial Reporting Internal Controls.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Empire Resorts, Inc. v. The Bank of New York Mellon Corporation and The Depository Trust Company

On August 5, 2009, we filed a declaratory judgment action against the beneficial owners of the Notes, as well as DTC and the Trustee, which we refer to together as the Defendants.  In the complaint, we sought a judicial determination that (1) no Holder, as defined under the Indenture, delivered a Put Notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture prior to the close of business on July 31, 2009, and that (2) the three entities that gave the purported notice of default may not and have not accelerated the Notes or invoked certain other consequences of a default.  On April 8, 2010, we received the Decision from the Court granting the Defendants’ motion for summary judgment.  The Decision provides that the Court has determined that the Defendants properly exercised the option requiring us to repurchase the Notes, that we are in default under the Notes with respect to our failure to repurchase the Notes on July 31, 2009 and that we must now repurchase the Notes.  On May 11, 2010, we filed a notice of appeal with the Appellate Division to appeal the Decision.  We are unable to predict the length of time it will take for the Appellate Division, or the State of New York Court of Appeals, to issue a final, non-appealable judgment.  In the event that a final non-appealable ruling is issued declaring that the right to demand repayment of the Notes had been validly exercised, we would not have an immediate source of funds from which to pay our obligations under the Notes, and no assurance can be made that other sources of financing will be available at such time on commercially reasonable terms, if at all, to satisfy our obligations under the Notes.  In connection with settlement discussions with the holders of the Notes, we redeemed $5 million principal amount of the Notes on July 30, 2010 and an additional $5 million principal amount of the Notes on August 12, 2010.  On September 23, 2010, we entered into the Settlement Agreement with beneficial owners of approximately 93.7% of the outstanding principal amount of the Notes and the Trustee, pursuant to which the parties agreed to settle all claims relating to the Action.  On October 22, 2010, we redeemed an additional $10 million principal amount of the Notes pursuant to the Settlement Agreement.  Upon the consummation of the transactions contemplated by the Settlement Agreement, the parties thereto have agreed to mutually release all claims known, unknown or suspected at closing of the Settlement Agreement that each party may have against the others and the parties to the Action have agreed to execute and file a Stipulation of Discontinuance, with prejudice and without costs to any party, with respect to the Action.  No assurance can be made, however, that the conditions to the consummation of the transaction contemplated by the Settlement Agreement will be satisfied or waived or that alternative financing will be secured within the time permitted under the Settlement Agreement.

Bryanston Group v. Empire Resorts, Inc.

A complaint has been filed in the Supreme Court of The State of New York, New York County (the “Supreme Court”) on or about July 12, 2010 against us. The lawsuit arises out of a recapitalization agreement entered into on December 10, 2002 pursuant to which we issued Series E preferred stock to Bryanston Group, Inc. and Stanley Tollman. The complaint is brought by Bryanston Group, Inc. and Stanley Tollman alleging that we breached the terms of the recapitalization agreement by (i) failing to use the funds from the 2009 investment by Kien Huat to redeem the Series E preferred shares and pay dividends on the shares; and (ii) paying in excess of $1 million per year in operating expenses (including paying the settlement to our former chief executive officer, Joseph Bernstein) while not redeeming the Series E preferred shares and paying dividends on the shares.  The plaintiffs had unsuccessfully sought a preliminary injunction, asking the Supreme Court to have us put into escrow funds sufficient to pay the purchase price for the redemption the Series E shares and the dividends.  The Company has since filed a motion to dismiss the complaint. While we cannot predict the outcome of this litigation, we believe the lawsuit is without merit and we will aggressively defend our interests.

Index

ITEM 1A.  RISK FACTORS

 If the transactions contemplated by the Settlement Agreement are not satisfied or waived or alternative financing permitted thereunder is not obtained, we may not have an immediate source of repayment for our obligations under the Notes.

Our ability to continue as a going concern is dependent upon the consummation of the Debt Exchange or our ability to arrange alternative financing to consummate the Note Purchase, as defined in the Settlement Agreement or otherwise fulfill our obligations under the Settlement Agreement.  The consummation of the transactions contemplated by the Settlement Agreement is subject to the satisfaction or waiver of certain conditions, including the approval of the transactions contemplated thereby by the Company’s stockholders.  No assurance can be made that the conditions to the Settlement Agreement will be satisfied or waived within the time permitted thereunder or that financing necessary to fulfill such obligations will be available on commercially reasonable terms, if it all, in the event that we do not consummate the Debt Exchange, as defined in the Settlement Agreement.  Moreover, future efforts to arrange alternative financing to fulfill our obligations under the Settlement Agreement if we do not consummate the Debt Exchange may involve the issuance of additional shares of our capital stock, which may dilute stockholder investment.

ITEM 6.  EXHIBITS

10.1	Employment Agreement, dated as of July 1, 2010, by and between the Company and Nanette L. Horner.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: November 12, 2010	/s/ Joseph A. D’Amato
Joseph A. D’Amato
Chief Executive Officer and Chief Financial Officer

Index

EXHIBIT INDEX

10.1	Employment Agreement, dated as of July 1, 2010, by and between the Company and Nanette L. Horner.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.