Form 10-K
period 2010-12-31
EMPIRE RESORTS INC
filed 2011-03-18
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Index

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [   ]                                                      Accelerated filer  [   ]
Non-accelerated filer [   ]                                                      Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ] No [X]

The aggregate market value of the issuer’s common equity held by non-affiliates, as of June 30, 2010 was $43,656,585, based on the closing price of the registrant’s common stock on the Nasdaq Global Market.

As of March 15, 2011, there were 69,576,840 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Through our wholly-owned subsidiary, Monticello Raceway Management, Inc. (“Monticello Raceway Management”), we currently own and operate Monticello Casino and Raceway, a video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City.  At Monticello Casino and Raceway, we currently operate 1,090 Video Lottery Terminals (“VLTs”) and 20 electronic table games (“ETGs”; VLTs and ETGs together “VGMs”) as an agent for the New York Lottery (“NYL”) and conduct pari-mutuel wagering through the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and the export simulcasting of our races to offsite pari-mutuel wagering facilities.  VLTs are similar to slot machines, but they are electronically controlled from a central station and the procedure for determining winners is based on algorithms that distribute wins based on fixed odds, rather than mechanical or other methods designed to produce a random outcome for each play.  The NYL has disclosed in public statements that it is considering permitting the expansion of gaming options at the state's existing video lottery facilities to include ETGs. In November 2010, NYL introduced the ETG version of roulette.  The NYL has plans to introduce other ETGs, but no definitive timeline is available and the introduction is subject to regulatory approval.

We are concentrating on improving our cash flow from our current operations at Monticello Casino and Raceway and on restructuring our balance sheet with the infusion of new capital from our largest stockholder, Kien Huat Realty III Limited (“Kien Huat”).  We are focusing our efforts on developing and financing a hospitality and entertainment expansion of our existing Monticello Casino and Raceway facility, which we believe, if completed, would better serve the long-term financial interests of us and our stockholders.  The implementation and completion of such expansion is subject to numerous risks, many of which are not in our control, including risks relating to our ability to obtain the necessary financing and political and environmental approvals. As such, we cannot predict the outcome of our efforts to implement our plan to expand the property.  See “—Development—Expansion of Existing Monticello Casino and Raceway Facility.”  In addition, we have joined with other racino operators in New York State to form the New York Gaming Association, whose principal effort will be to seek approval for passage of a constitutional amendment authorizing table games at the racinos in New York.  However, there can be no assurance given that an amendment to the New York State Constitution to permit table games at the racinos or Class III casino gaming generally will be passed in a timely manner, or at all, or that, if such amendment were passed, we would be able to effectively develop and operate a Class III casino.  In the past, we had also made efforts to develop a Class III casino adjacent to Monticello Casino and Raceway. Currently, either an agreement with a Native American tribe, together with certain necessary federal and state regulatory approvals, or an amendment to the New York State Constitution would be required for us to move forward with our efforts to develop a Class III casino.  During 2010, we significantly curtailed our efforts to enter into an agreement with a Native American tribe to develop, construct and manage a Class III tribal casino due to the federal and state legal and environmental issues associated with such efforts.  As used in this report, Class III gaming means a full casino including slot machines, on which the outcome of play is based upon randomness, and various table games including, but not limited to, poker, blackjack and craps.

Index

Recent Events

Legislation Affecting our VGMs

On August 3, 2010, legislation was passed to reduce operator fees by one percentage point at each level of VGM revenues effective August 11, 2010, which we anticipate resulting in an annual cost to us of approximately $550,000 to $600,000.  Daily VGM operational hours were also expanded from 16 to 20 hours under this legislation.  In addition to these provisions relating to operations, the legislation also extended the sunset provision of the law authorizing the implementation of VGMs to the year 2050. Previously the legislation was set to expire in 2017.

Effective August 5, 2009 and continuing through March 31, 2011, a subsidized non-taxable bonus VGM play pilot program was implemented at Monticello Casino and Raceway.  We have been and continue to use this non-taxable bonus VGM play to build our player loyalty, increase our database of active and profitable players and to reactivate dormant players.  Under the pilot program, we are authorized to provide promotional non-taxable bonus VGM play up to 10% of the prior month’s VGM revenue (net win).  Parameters for determining non-taxable bonus VGM play success will be mutually agreed on by the NYL and Monticello Raceway Management by evaluating prior revenue trends compared to current trends or by such other measurements as agreed upon between NYL and Monticello Raceway Management. The Governor of New York included a provision in his 2011 budget that would legislatively authorize statewide non-taxable bonus VGM play up to 10% of licensed casino VGM revenues. The authorization of this measure is subject to legislative approval and execution by the Governor.

Bridge Loan from Kien Huat

On November 17, 2010, we entered into a loan agreement (the “Loan Agreement”) with Kien Huat, pursuant to which Kien Huat agreed to make a loan to us in the principal amount of $35 million (the “Bridge Loan”), subject to the terms and conditions set forth in the Loan Agreement and represented by a convertible promissory note (the “Note”), dated November 17, 2010.  Proceeds of the Bridge Loan were used to effectuate the repurchase of our then outstanding 5-1/2% Convertible Senior Notes Due 2014 (the “Senior Notes”) in accordance with the terms of the settlement agreement between us and certain of the beneficial owners of the Senior Notes dated as of September 23, 2010 (the “Settlement Agreement”).  Pursuant to the Settlement Agreement, we had the right to repurchase the Senior Notes on or before November 22, 2010 for an amount equal to the sum of all outstanding principal and interest then owed on the Senior Notes plus an additional $975,000.

The Note provides that the Bridge Loan bears interest at a rate of 5% per annum, payable in cash in arrears monthly, during its initial term.  The maturity date of the Bridge Loan is the earlier of the consummation of our proposed rights offering (discussed below) and June 30, 2011.  The term of the Bridge Loan may be extended following the initial maturity date for an additional two years with respect to any amounts that remain outstanding following the proposed rights offering, subject to certain conditions. All amounts remaining outstanding during any such extended term would become convertible upon the terms of the Loan Agreement at a conversion rate of initially 1,132 shares of our common stock per $1,000 in principal amount, which represents a conversion price of approximately $0.8837 per share, subject to adjustment in accordance with the Loan Agreement.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Index

Proposed Rights Offering

On November 8, 2010, we announced our intention to conduct a rights offering in which we would grant to all holders of our common stock with respect to each share they hold the non-transferable right to purchase approximately 0.56975 shares of our common stock (subject to adjustment based on the number of shares outstanding on the record date for the rights offering) at a price of $0.8837 per share.  In the event that we conduct the rights offering, Kien Huat has agreed to purchase all shares issuable pursuant to the basic rights that would be allocated to it with respect to its currently owned shares of our common stock.  If conducted, the proceeds of the rights offering will be used, to the extent available, to repay amounts outstanding under the Bridge Loan from Kien Huat.  We have filed a registration statement with the Securities and Exchange Commission for the proposed rights offering to our stockholders, which as of the time of this filing has not been declared effective.

Competitive Environment

On November 22, 2010, former Governor Paterson of New York signed a land settlement agreement with the Stockbridge-Munsee Community Band of Mohican Indians, a Wisconsin based Tribe (“Stockbridge-Munsee Band”) with alleged roots in New York. As part of this land settlement, former Governor Paterson and the Stockbridge-Munsee Band executed a compact permitting the construction and operation of a Class III tribal casino on property located in Bridgeville, New York, approximately five miles from Monticello Casino and Raceway. On January 5, 2011, the United States Department of the Interior (“USDOI”) received the compact. Approval of the compact is a condition precedent to the land settlement agreement becoming effective.  In addition to approving the compact, the USDOI must also authorize the taking of the land into trust for the benefit of the Stockbridge-Munsee Band. On February 18, 2011, the USDOI notified New York State Governor Cuomo and the Stockbridge-Munsee Band that the compact is disapproved because the limitations on the use of the land violate the Indian Gaming Regulatory Act.  The USDOI indicated that it did not have enough information to conduct analysis on the compact’s revenue sharing or exclusivity provisions and it also had outstanding questions regarding the relationship between the compact and the proposed settlement agreement.  We are unable to predict when or if the compact will be resubmitted to the USDOI or whether taking the land into trust will require an Act of Congress.

New York City Off-Track Betting Corporation (“NYCOTB”) Bankruptcy

During 2010, we participated as a member of the creditors committee affecting the Chapter 9 Bankruptcy proceeding of the NYCOTB. As a result of the negotiations with the creditors committee and management of NYCOTB we reached an agreement, parts of which were subject to authorization by the New York State Assembly and Senate and execution of legislation by the Governor of New York. The bill required under certain provisions of the agreement with NYCOTB was not approved by the Senate and, as a result, the NYCOTB terminated its operations on December 7, 2010 and completed its liquidation by January 11, 2011.

Monticello Casino and Raceway

Monticello Casino and Raceway began racing operations in 1958 and currently features:

•	1,090 VLTs and 20 ETGs;

•	year-round live harness horse racing;

•	year-round simulcast pari-mutuel wagering on thoroughbred and harness horse racing from across the world;

•	a 3,000-seat grandstand and a 100-seat clubhouse with retractable windows;

•	parking spaces for 2,000 cars and 10 buses;

•	a buffet and three outlet food court with seating capacity for up to 350;

•	a 3,800 square foot multi-functional space used for events;

Index

•	a large central bar and an additional clubhouse bar; and

•	an entertainment lounge with seating for 75 people.

VGM Operations.  We currently operate a 45,000 square foot VGM facility at Monticello Casino and Raceway.  Revenues derived from our VGM operations consist of VGM revenues and related food and beverage concession revenues.  Each of the VGMs is owned by the State of New York.  By statute, for a period of five years which began on April 1, 2008, 42% of gross VGM revenue is distributed to us.  Following that five-year period, 40% of the first $50 million, 29% of the next $100 million and 26% thereafter of gross VGM revenue will be distributed to us. Gross VGM revenues consist of the total amount wagered at our VGMs, less prizes awarded.  The statute also provides a marketing allowance for racetracks operating video lottery programs of 10% on the first $100 million of net revenues generated and 8% thereafter.  On August 3, 2010, legislation was passed to reduce operator fees by one percentage point at each level of VGM revenues effective August 11, 2010, which we anticipate resulting in an annual cost to us of approximately $550,000 to $600,000.  Daily VGM operational hours were also expanded from 16 to 20 hours under this legislation.  The legislation authorizing the implementation of VGMs expires in 2050 as a result of legislation enacted on August 3, 2010. Previously the legislation was set to expire in 2017.

VGM activities in the State of New York are presently overseen by the NYL.

Raceway Operations.  We derive our racing revenue principally from:

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

Simulcasting.  Import and, particularly, export simulcasting is an important part of our business.  Simulcasting is the process by which a live horse race held at one facility (the “host track”) is transmitted to another location that allows our patrons to wager on that race.  Amounts wagered are then collected from each off-track betting location and combined into appropriate pools at the host track’s tote facility where the final odds and payouts are determined.  With the exception of a few holidays, we offer year-round simulcast wagering from racetracks across the country, including Aqueduct, Belmont, Meadowlands Racetrack, Penn National Race Course, Turfway Park, Santa Anita Racetrack, Gulfstream Park and Saratoga Racecourse.  In addition, races of national interest, such as the Kentucky Derby, Preakness Stakes and Breeders’ Cup supplement regular simulcast programming.  We also export live broadcasts of our own races to race tracks, casinos and off-track betting facilities in the United States, Canada, Germany, Austria, Isle of Man, Mexico, South America and the United Kingdom.

Pari-mutuel Wagering.  Our racing revenue is derived from pari-mutuel wagering at the track and government mandated revenue allocations from certain New York State off-track betting locations.  In pari-mutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds.  The dollars wagered form a pool of funds from which winnings are paid based on odds determined by the wagering activity.  The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a “take-out” or gross commission from which the racetrack pays state and county taxes and racing purses.  Monticello Raceway Managements’ pari-mutuel commission rates are fixed as a percentage of the total handle or amounts wagered.

Index

Development

Expansion of Existing Monticello Casino and Raceway Facility

We have commenced efforts to evaluate a hospitality and entertainment expansion at our existing Monticello Casino and Raceway facility. Such efforts include preliminary design, environmental, legislative initiatives and availability of financing. We are unable to predict if our efforts to complete our expansion plans will be successful.

 We have engaged the necessary professionals to commence the preliminary architectural, design and environmental work required to seek approval under New York State’s Environmental Quality Review Act (“SEQRA”) for such potential expansion.  Our preliminary expansion plan consists of an entertainment and hospitality expansion (“Phase 1”) to Monticello Casino and Raceway with the goals of increasing our VGM revenues and offering additional amenities to our guests.  Our preliminary plan contemplates a renovation of our existing gaming area and selected support space and the construction of a 200-room hotel, two restaurants, one of which will offer a fine dining option; covered and attached parking for 900 vehicles, a state of the art race book located adjacent to the VGM gaming area of the facility and a 25,000 square feet multi-purpose function room to accommodate banquets, special events, small conferences, and live entertainment for up to 1,200 guests.  Our longer term master plan for the site contemplates two additional phases of construction that would include two additional hotel towers of 200 rooms each, a spa, a year-round family entertainment attraction and additional food and beverage amenities.  The second and third phases of the expansion will be dependent on the success of the Phase 1 expansion.  Planning beyond Phase I is in the preliminary stages and will be addressed as part of our SEQRA work.

We are working with representatives from state and local governments to increase the feasibility of the expansion project.  We have no assurance that any governmental assistance will be made available to us or as to the amount or terms thereof.  We intend to seek funding for the Phase 1 expansion from private sector sources.  The form and terms of such financing are not currently known, nor whether such financing will be available to us at terms that are acceptable.

The implementation and completion of the Phase 1 expansion, as well as any other future expansions, are dependent on numerous factors, many of which are not in our control.  Such risks include but are not limited to the satisfaction of all SEQRA procedures, the availability of acceptable financing, receipt of assistance from state and local governments, cooperation from state and local governments regarding zoning and permitting, construction risks and increased competition.  We can provide no assurance that our plans can be successfully completed and, if completed, will provide the financial returns required to make the expansion successful.

Concord Management Agreement

On March 23, 2009, we entered into an agreement (the “Concord Agreement”), subject to certain conditions, with Concord Empire Raceway Corp. (“Raceway Corp.”), a subsidiary of Concord Associates, L.P. (“Concord”), pursuant to which we (or a wholly-owned subsidiary reasonably acceptable to Concord) were to be retained by Raceway Corp. to provide advice and general managerial oversight with respect to the operations at a harness horse racing facility (the “Track”) to be constructed at a harness track at that certain parcel of land located in the Town of Thompson, New York and commonly known as the Concord Hotel and Resort (the “Concord Property”).  The Concord Agreement had a term of forty years.  The closing of the transactions contemplated by the Concord Agreement was to take place on the date that Concord or its subsidiary secured and closed on (but not necessarily funded under) financing in the minimum aggregate amount of $500 million (including existing equity) from certain third-party lenders in connection with the development of the Track and certain gaming facilities (the “Concord Gaming Facilities”) on the Concord Property.

The Concord Agreement was terminable in the event that the closing of the transactions contemplated thereby had not occurred on or before July 31, 2010.  On August 5, 2010, we terminated the Concord Agreement in accordance with its terms by delivering written notice to Concord.

Index

Competition

Monticello Casino and Raceway

Our gaming operations are located in the Catskills region in the State of New York, which has historically been a resort area, although its popularity declined with the growth of destinations such as Atlantic City and Las Vegas.  We are located approximately 90 miles northwest of New York City.  There are approximately 18.4 million adults who live within 100 miles of the Catskills area, an area where household income averages approximately $76,000.  Specifically, Monticello Casino and Raceway is directly adjacent to Highway 17, has highly visible signage and convenient access, and is less than 1,000 feet from the highway’s exit.

Generally, Monticello Casino and Raceway does not compete directly with other harness racing tracks in New York State for live racing patrons.  However, Monticello Casino and Raceway does face intense competition for off-track and other legalized wagering at numerous gaming sites within the State of New York and the surrounding region.  The inability to compete with larger purses for the races at Monticello Casino and Raceway and the limitation on other forms of legalized wagering that Monticello Casino and Raceway may offer has been a significant limitation on our ability to compete for off-track and other legalized wagering revenues.

In New York, we face significant competition for guests from Orange, Duchess and Ulster Counties in New York for our VGM operation from a VGM facility at Yonkers Raceway, and expect additional competition from Aqueduct Race Track.  Both of these racetracks are located within the New York City metropolitan area.  Yonkers Raceway has a harness horseracing facility, approximately 5,300 VGMs, food and beverage outlets and other amenities. In September 2010, Genting New York LLC received final approval to build and operate approximately 4,500 VGMs at the Aqueduct thoroughbred track in Queens.  The first phase of the Aqueduct gaming facility is expected to begin with the operation of 2,500 VGMs in the third quarter of 2011 with a second phase to be completed in 2012 which is expected to have all 4,500 VGMs in operation as well as food and beverage outlets and other amenities.

From time to time, New Jersey has reviewed options to place slot machines in various locations including the Meadowlands Racetrack. In December 2010, New Jersey Governor Christie gave an exclusive three-month opportunity to a private investor to prepare a bid to lease the state’s Meadowlands Racetrack and has indicated that the state will stop running races at the Meadowlands if there is no deal by April 1, 2011.  There is currently no plan to allow slot machines or legalized gambling at a privately operated Meadowlands Racetrack. On January 28, 2011, Governor Christie signed into law legislation which authorizes “exchange wagering,” and legislation which will permit racetrack permit holders to provide a single pari-mutuel pool for every horse race. Governor Christie also conditionally vetoed a bill, which provided for revisions to the “Off Track and Account Wagering Act” to expedite the development of off track wagering facilities throughout the State.  In addition, Revel Entertainment Group, LLC (“Revel”) has completed a $1.2 billion financing package which is intended to enable Revel to complete construction of a $2.4 billion beachfront entertainment resort and casino on a 20 acre site in Atlantic City.  Revel is expected to open in mid-2012.

To a lesser extent, Monticello Casino and Raceway faces competition from two casinos that are in Pennsylvania. In January 2010, the Pennsylvania legislature authorized and its Governor approved table games in its existing slot machine facilities. The legislation authorized all table games, including blackjack, craps, roulette, baccarat, and poker at thoroughbred and harness racetracks with slot machine facilities and stand-alone slot machine facilities. In addition, the legislation authorized the granting of credit to guests of the Pennsylvania casinos. Table games became operational in Pennsylvania’s casinos in July 2010. Both Pennsylvania casinos that we compete against have installed and offer table games. This legislation augmented the legislation passed in July 2004, whereby Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state, to permit table games at the slot machine facilities.  As of March 2011, there were ten casinos in operation within Pennsylvania, with six located at racetracks.  One such race track facility is the Mohegan Sun at Pocono Downs, which has approximately 2,400 slot machines and 84 table games, including 18 poker tables.  The Mohegan Sun at Pocono Downs opened in January 2007 in Wilkes-Barre, Pennsylvania, approximately 70 miles southwest of Monticello.  In addition, in October 2007, the Mount Airy Casino Resort opened with approximately 2,500 slot machines, a hotel, spa and a golf course; and in July 2010 it began the operation of table games and now operates 72 table games, which includes 11 poker tables.  The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello. In August 2009, the NYL approved a pilot test period for us and one other New York State racino which provided us the opportunity to reward our guests based on their level of VGM play and to offer promotions that can compete with the offerings of our competitors located in Pennsylvania. The non-taxable bonus VGM play program is scheduled to expire March 31, 2011.

Index

Competing Casinos and Proposed Casino Projects

In Atlantic City there are currently 11 casino hotels. Several of these casino hotels are in or have recently emerged from bankruptcy, and the overall gaming market has been adversely impacted by the opening of casinos in the Philadelphia and northeastern portion of Pennsylvania (six in total).   In addition, Revel has completed a $1.2 billion financing package which is intended to enable Revel to complete construction of a $2.4 billion beachfront entertainment resort and casino on a 20 acre site in Atlantic City.  Revel is expected to open in mid-2012.

In February 1992, the Mashantucket Pequot Nation opened Foxwoods Resorts Casino, a casino hotel facility in Ledyard, Connecticut (located in the far eastern portion of such state), an approximately two and one-half hour drive from New York City and an approximately two and one-half hour drive from Boston, Massachusetts, which currently offers 24-hour gaming and contains approximately 7,600 slot machines, 380 table games and over 1,400 rooms and suites, 30 restaurants, 19 retail stores, entertainment and a year-round golf course.  In December 2006, the Mashantucket Pequot Nation announced that they had signed agreements with a major casino company, MGM Mirage, to collaborate on a major destination hotel/casino resort adjacent to the existing Foxwoods facility and other development activities.  The new facility is known as the “MGM Grand at Foxwoods” and opened in 2008 and operates under a long term licensing agreement.  In addition, a high-speed ferry operates daily from Port Jefferson, NY to Bridgeport, CT and Long Island, NY to New London, CT and Amtrak offers a high-speed train linking major East Coast cities to New London, CT.

In October 1996, the Mohegan Tribe opened the Mohegan Sun casino in Uncasville, Connecticut, located 10 miles from Foxwoods Resort and Casino. The Mohegan Sun casino has approximately 6,400 slot machines and 300 table games, off-track betting, bingo, 30 food and beverage outlets, and retail stores and completed the first phase of a hospitality and entertainment expansion project that included a 115,000 square foot casino, a 10,000 seat arena, 40 retail shops, dining venues and two additional parking garages, accommodating up to 5,000 cars, in September 2001.  The second phase included a 1,200-guest room, 34-story tower hotel with convention facilities and a spa, which opened in the summer of 2002.

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

The Stockbridge-Munsee Band applied to have lands taken into trust for a Class III tribal casino in the Catskills region of the State of New York.   In 2010, the Stockbridge-Munsee Band and their partner, Trading Cove Associates, Inc., developers of the successful Mohegan Sun casino in Connecticut, proposed a Class III tribal gaming complex, which would include a hotel, restaurants and retail outlets.  In November 2010, former New York State Governor Paterson signed a land claim settlement agreement with the Stockbridge-Munsee Band. The land claim settlement agreement transferred to the Stockbridge-Munsee Band the rights to 1.84 acres of land in Madison County. Lands secured in Sullivan County can be used as "replacement lands" for lands claimed in Madison County as long as those lands are obtained as consideration for final settlement. The Stockbridge-Munsee Band is willing to replace the 23,000 acres it claims in Madison County with the 1.84 acre in Madison County and 330 acres in Sullivan County. On January 5, 2011, the USDOI received the compact. Approval of the compact is a condition precedent to the land settlement agreement becoming effective.  In addition to approving the compact, the USDOI must also authorize the taking of the land into trust for the benefit of the Stockbridge-Munsee Band. On February 18, 2011, the USDOI notified Governor Cuomo of New York and the Stockbridge-Munsee Band that the compact is disapproved because the limitations on the use of the land violate the Indian Gaming Regulatory Act.  The USDOI did not have enough information to conduct analysis on the compact’s revenue sharing or exclusivity provisions and it also has outstanding questions regarding the relationship between the compact and the proposed settlement agreement.  We are unable to predict when or if the compact will be resubmitted to the USDOI or whether taking the land into trust will require an Act of Congress.

Index

Although not in direct competition with us, there are tribes offering gaming in the State of New York.  The St. Regis Mohawk Tribe, Oneida Nation of New York and the Seneca Nation currently operate Class III casinos in Western New York.  The St. Regis Mohawk Tribe operates the Akwesasne Mohawk Casino in Hogansburg, NY with over 1,600 slot machines, 19 table games and 6 poker tables as well as four dining options.  The Oneida Indian Nation's Turning Stone Resort Casino in Verona, NY offers more than 120,000 square feet of gaming space with 83 table games, more than 2,260 electric gaming machines, poker and high stakes bingo and also offers entertainment, dining, spa and 709 guest rooms and suites among four hotels.  The Seneca Nation operates three gaming and entertainment facilities with over 6,500 slot machines, 140 table games, 800 hotel rooms, 10 restaurants and additional amenities in Western New York (Niagara Falls, Salamanca and Buffalo).   Although all three of these tribes have expressed interest in operating a casino in the Catskills region of the State of New York and have been engaged in preliminary development work, only the Seneca Nation has acquired land in fee in Sullivan County.  A press statement issued by the tribe in January 2009 indicates the Seneca Nation will seek to have the land taken in trust or restricted status to qualify the land as “Indian land”.  The Indian Gaming Regulatory Act of 1988 requires land acquired after 1988 to be qualified as Indian land if such land is intended for gaming.

As of October 2010, the Shinnecock Indian Nation, a state-recognized Native American tribe, is an Indian entity recognized by the Bureau of Indian Affairs.  The Shinnecock Indian Nation has expressed its interest in building a casino in Southampton, New York or at another location in downstate New York. Since becoming federally recognized, the Shinnecock Indian Nation has the right to build a Class II casino on their 800-acre reservation in Southampton, New York, but the Shinnecock have expressed a desire to develop a Class III casino closer to New York City.

 Legislation permitting other forms of casino gaming is proposed, from time to time, in various states, including those bordering the State of New York.  Six states have legalized riverboat gambling while others are considering its approval. Several states are also considering, or have approved, large-scale land-based VGM operations based at their state’s racetracks.  Our business and operations could be adversely affected by such competition, particularly if casino and/or video gaming is permitted in jurisdictions close to New York City.

Employees

As of March 8, 2011, our subsidiaries and we employed approximately 310 people.

Website Access

Our website address is www.empireresorts.com. Our filings with the Securities and Exchange Commission are available at no cost on our website as soon as practicable after the filing of such reports with the Securities and Exchange Commission.

Item 1A.	Risk Factors.

Risks Relating to our Business

If our proposed rights offering is not consummated or we are not able to obtain alternative financing, we may not have an immediate source of repayment when due to satisfy our obligations under the Bridge Loan from Kien Huat.

Our ability to continue as a going concern is dependent upon the consummation of our proposed rights offering and/or our ability to arrange alternative financing to fulfill our obligations under the Loan Agreement, dated November 17, 2010, with Kien Huat, our largest stockholder, pursuant to which Kien Huat agreed to make, and made, the Bridge Loan to us in the principal amount of $35 million.  The Bridge Loan matures on the earlier of the consummation of the proposed rights offering and June 30, 2011.  In the event the proposed rights offering has not been completed on or before June 30, 2011, we may extend the maturity date of the Bridge Loan to September 30, 2011, during which time interest would accrue at a rate of 10% per annum.  There can be no assurance that we will be able to obtain a source of financing on terms acceptable to us, if at all, to satisfy our indebtedness to Kien Huat under the Bridge Loan in the event that the proposed rights offering is not completed or is consummated but less than all the subscription rights are exercised.  Moreover, in the event that the proposed rights offering is completed before June 30, 2011 but the proceeds of the proposed rights offering are insufficient to repay in full our indebtedness to Kien Huat under the Bridge Loan, together with accrued interest thereon, the maturity date of the remaining unpaid principal amount of the Bridge Loan will, subject to the satisfaction of certain conditions, be extended for a term of two years at an interest rate of 5% per annum.  There can be no assurance that we will have funds available or be able to obtain a source of financing on terms acceptable to us, if at all, to satisfy any remaining unpaid principal outstanding under the Bridge Loan when due. Additionally, future efforts to arrange alternative financing to fulfill our obligations under the Bridge Loan may involve the issuance of additional shares of our capital stock, which may dilute stockholder investment.

Index

Our independent registered public accounting firm has issued a “going concern” opinion raising substantial doubt about our financial viability.

Our consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Uncertainty regarding our ability to satisfy our indebtedness when due and our continuing net losses and negative cash flows from operating activities caused our independent registered public accounting firm to include an explanatory paragraph in their report dated March 18, 2011 regarding their concerns about our ability to continue as a going concern.  Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of shares of our common stock and we may have a more difficult time obtaining financing to the extent necessary.  If we are not able to continue as a going concern, it is likely that our stockholders will lose their investment.

We will require additional financing in order to develop any projects and we may be unable to meet our future capital requirements and execute our business strategy.

Because we are unable to generate sufficient cash from our operations, we will be required to rely on external financing to develop any future projects. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Our capital requirements depend upon several factors, including the rate of market acceptance, our ability to expand our customer base and increase revenues, our level of expenditures for marketing and sales, purchases of equipment and other factors. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated.  We can make no assurance that financing will be available in amounts or on acceptable terms, if at all.

If we cannot raise funds, if needed, on acceptable terms, we may be required to delay, scale back or eliminate some of our expansion and development goals and we may not be able to continue our operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could negatively impact our business, operating results and financial condition.

If revenues and operating income from our operations at Monticello Casino and Raceway do not increase or if we do not expand our current facility and operations it could adversely affect our financial performance.

There can be no assurance that our operations will draw sufficient crowds to Monticello Casino and Raceway to increase our revenues to the point that we will realize a profit.  The operations and placement of our VGMs, including the layout and distribution, are under the jurisdiction of the NYL and the program contemplates that a significant share of the responsibility for marketing the program will be borne by the NYL.  The NYL is not required to make decisions that we feel are in our best interest and, as a consequence, the profitability of our VGM operations may not reach the levels that we believe to be feasible or may be slower than expected in reaching those levels.  Our VGM operations have historically been insufficient to repay the entire principal amount of our indebtedness, as we were only permitted to retain 32% of the first $50 million of our VGM revenue, 29% of the next $100 million of our VGM revenue and 26% of our VGM gross revenue in excess of $150 million.  Although new legislation was passed in 2008 that increased our share of VGM revenue, permitting us to retain 42% of gross VGM revenue for a period of five years that began on April 1, 2008 and, following such five-year period, permitting us to retain 40% of the first $50 million, 29% of the next $100 million and 26% thereafter, no assurance can be given that such increased revenue will be sufficient to support our ability to service our outstanding debt.  Additionally, effective August 4, 2010, legislation was passed to reduce operator fees by one percentage point at each level of VGM revenues, which we anticipate resulting in an annual cost to us of approximately $550,000 to $600,000.  Similarly, the proposed hospitality and entertainment expansion of our current facility and operations is subject to many regulatory, competitive, economic and business risks beyond our control, and there can be no assurance that an expansion of our existing facilities will be developed in a timely manner, or at all.  Any failure in this regard could have a material adverse impact on our operations and our ability to service our debt obligations.

Index

As a holding company, we are dependent on the operations of our subsidiaries to pay dividends or make distributions in order to generate internal cash flow.

We are a holding company with no revenue generating operations.  Consequently, our ability to meet our working capital requirements and to service our debt obligations depends on the earnings and the distribution of funds from our subsidiaries.  There can be no assurance that these subsidiaries will generate sufficient revenue to make cash distributions in an amount necessary for us to satisfy our working capital requirements or our obligations under any current or future indebtedness, including our obligations under the Bridge Loan from Kien Huat in the event that the proceeds of the proposed rights offering are not sufficient to repay all indebtedness thereunder.  In addition, these subsidiaries may enter into contracts that limit or prohibit their ability to pay dividends or make distributions.  Should our subsidiaries be unable to pay dividends or make distributions, our ability to meet our ongoing obligations would be jeopardized.  Specifically, without the payment of dividends or the making of distributions, we would be unable to pay our employees, accounting professionals or legal professionals, all of whom we rely on to manage our operations, ensure regulatory compliance and sustain our public company status.

Changes in the laws, regulations, and ordinances (including tribal and/or local laws) to which the gaming industry is subject, and the application or interpretation of existing laws and regulations, or our inability or the inability of our key personnel, significant stockholders, or joint venture partners to obtain or retain required gaming regulatory licenses, could prevent us from pursuing future development projects, force us to divest the holdings of a stockholder found unsuitable by any federal, state, regional or tribal governmental body or otherwise adversely impact our results of operation.

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

Licenses that we and our officers, directors and principal stockholders are subject to generally expire after a relatively short period of time and thus require frequent renewals and reevaluations.  Obtaining these licenses in the first place, and for purposes of renewals, normally involves receiving a subjective determination of “suitability.”  A finding of unsuitability could lead to a material loss of investment by either us or our stockholders, as it would require divestiture of one’s direct or indirect interest in a gaming operator that conducts business in the licensing jurisdiction making the determination of unsuitability.  Consequently, should we or any stockholder ever be found to be unsuitable to own a direct or indirect interest in a company with gaming operations by the federal government or the State of New York, we or such stockholder, as the case may be, could be forced to liquidate all interests in that entity.  Should either we or such stockholder be forced to liquidate these interests within a relatively short period of time, we or such stockholder would likely be forced to sell at a discount, causing a material loss of investment value.

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

Index

We received a letter from the New York State Racing and Wagering Board on January 5, 2010, requesting updated information about our plans to divest Bryanston Group and its affiliates of their remaining interests in us.  In response, we informed the New York State Racing and Wagering Board that we were in the process of engaging an investment banking firm, which we engaged in March 2010, to explore our options with respect to the restructuring of our debt and other obligations, including our Series E Preferred Stock.  The engagement with the investment banking firm was terminated following our receipt of the Bridge Loan and we have not currently retained any third party advisors with respect to the Series E Preferred Stock.  According to the terms of our Series E Preferred Stock, we have the option to redeem these shares at a price of $10 per share plus all accrued and unpaid dividends.  The cost of redeeming these shares, as of December 31, 2010, was approximately $28.5 million.  We may not be able to obtain sufficient financing in amounts or on terms that are acceptable to us in order to redeem all of these shares, should this be required.

The gaming industry in the northeastern United States is highly competitive, with many of our competitors better known and better financed than us.

The gaming industry in the northeastern United States is highly competitive and increasingly dominated by multinational corporations or Native American tribes that enjoy widespread name recognition, established brand loyalty, decades of casino operation experience, and a diverse portfolio of gaming assets and substantially greater financial resources.  Atlantic City, the second most popular gaming destination in the United States, with 11 full service hotel casinos, is approximately a two hour drive from New York City and the highly popular Foxwoods Resort and Casino and the Mohegan Sun casino are each only two and a half hour drives from New York City.

We face significant competition for our VGM operations from Yonkers Raceway and expect additional competition from Aqueduct Race Track, both of which are located within the New York City metropolitan area.  The Yonkers facility, which is much closer to New York City, has a harness horseracing facility, approximately 5,300 VGMs, food and beverage outlets and other amenities. In September 2010, a contract with Genting New York, LLC was approved for the development and operation of 4,500 VGMs at Aqueduct Racetrack.  The first phase of the Aqueduct gaming facility is expected to begin with the operation of 2,500 VGMs in the third quarter of 2011 with a second phase to be completed in 2012 which is expected to have all 4,500 VGMs in operation as well as food and beverage outlets and other amenities.  In contrast, we have limited financial resources and currently operate only a harness horse racing facility and VGMs in Monticello, New York, which is approximately a one and a half hour drive from New York City.

Additionally, in January 2010, the Pennsylvania legislature authorized and its Governor approved table games in its existing slot-machine facilities, which amended and augmented the legislation passed in July 2004 in which Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state to permit table games at the slot-machine facilities.  The legislation authorized all table games, including blackjack, craps, roulette, baccarat, and poker at thoroughbred and harness racetracks with slot-machine facilities and stand-alone slot-machine facilities, and the granting of credit to guests of the Pennsylvania casinos. Table games became operational in Pennsylvania’s casinos in July 2010. Presently approximately 850 table games, including poker tables, are offered at the Pennsylvania casinos. Both Pennsylvania casinos that we compete against have installed and offer table games.

As of March 2011, there were ten casinos in operation within Pennsylvania, with six located at race tracks. One such race track facility is the Mohegan Sun at Pocono Downs, which has approximately 2,400 slot machines and 84 table games, including 18 poker tables.  The Mohegan Sun at Pocono Downs opened in November 2006 in Wilkes-Barre, Pennsylvania, approximately 75 miles southwest of Monticello.  In addition, in October 2007, the Mount Airy Casino Resort opened with approximately 2,500 slot machines, a hotel, spa, and a golf course; and in July 2010 it began the operation of table games and now operates 72 table games, which includes 11 poker tables.  The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello.  The development of new casinos and slot machine facilities and the introduction of table games at existing harness racetracks and casinos in Pennsylvania will likely increase the degree of competition within our market and may have an adverse effect on our business and future operating performance.

Moreover, a number of Native American tribes and gaming entrepreneurs are presently seeking to develop casinos in New York and Connecticut in areas that are 90 miles from New York City such as Bridgeport, Connecticut and Southampton, New York.  In November 2010, the Governor of the State of New York signed a compact with Stockbridge-Munsee Band to build a gaming complex in Bridgeville, New York, located approximately five miles from Monticello Casino and Raceway.  On February 18, 2011, the USDOI disapproved the compact.  However, due to its proximity to Monticello Casino and Raceway, if developed, the Stockbridge-Munsee Band’s gaming facility, which would include a casino, hotel, restaurants and retail shops, would likely significantly increase the competition we face and have a material adverse affect on our business operations and future performance.

Index

No assurance can be given that we will be able to compete successfully for gaming customers with the established Atlantic City casinos, existing and proposed regional Native American casinos, slot machine facilities and table games facilities in Pennsylvania and New Jersey, competing VGM facilities at Yonkers Raceway and Aqueduct Racetrack.

The continuing decline in the popularity of horse racing and increasing competition in simulcasting could adversely impact the business of Monticello Casino and Raceway.

Since the mid-1980s, there has been a general decline in the number of people attending and wagering at live horse races at North American racetracks due to a number of factors, including increased competition from other forms of gaming, unwillingness of guests to travel a significant distance to racetracks and the increasing availability of off-track wagering.  The declining attendance at live horse racing events has prompted racetracks to rely increasingly on revenues from inter-track, off-track and account wagering markets.  The industry-wide focus on inter-track, off-track and account wagering markets has increased competition among racetracks for outlets to simulcast their live races.  A continued decrease in attendance at live events and in on-track wagering, as well as increased competition in the inter-track, off-track and account wagering markets, could lead to a decrease in the amount wagered at Monticello Casino and Raceway.  Our business plan anticipates the possibility of Monticello Casino and Raceway attracting new guests to our racetrack wagering operations through VGM operations and a proposed expansion in order to offset the general decline in raceway attendance.  However, even if the numerous arrangements, approvals and legislative changes necessary for the proposed expansion of our Monticello Casino and Raceway facility occur, we may not be able to maintain profitable operations.  Public tastes are unpredictable and subject to change.  Any further decline in interest in horse racing or any change in public tastes may adversely affect our revenues and, therefore, limit our ability to make a positive contribution to our results.

We depend on our key personnel and the loss of their services would adversely affect our operations and business strategy.

If we are unable to maintain our key personnel and attract new employees with high levels of expertise in those gaming areas in which we propose to engage, without unreasonably increasing our labor costs, the execution of our business strategy may be hindered and our growth limited.  We believe that our success is largely dependent on the continued employment of our senior management and the hiring of strategic key personnel at reasonable costs.  Competition for qualified executives is intense and we can give no assurance that we would be able to hire a qualified replacement with the required level of experience and expertise for any current members of our senior management, if required to do so.  Accordingly, if any of our current senior managers were unable or unwilling to continue in his or her present position, or we were unable to attract a sufficient number of qualified employees at reasonable rates, our business, results of operations and financial condition will be materially adversely affected.  Additionally, recruiting and hiring a replacement for any senior management position could divert the attention of other senior management and increase our operating expenses.

Substantial leverage and debt service obligations may adversely affect our cash flow, financial condition and results of operations.

We may incur substantial additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

Index

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control.  Our business might not continue to generate cash flow at or above current levels. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things, to:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness, including any amounts that remain unpaid following the proposed rights offering under the Bridge Loan from Kien Huat; or

•	sell selected assets.

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

Currently, we are not permitted to operate a Class III casino at Monticello Casino and Raceway because Class III casino gaming, other than Native American gaming, is not allowed in New York.  In order to operate a Class III casino at Monticello Casino and Raceway, an amendment to the New York State Constitution to permit Class III casino gaming would need to be passed or we would need to enter into an agreement with a Native American tribe for the development of such a Class III casino.  In order to be amended to permit Class III casino gaming, the New York State Constitution requires the passage of legislation in two consecutive legislative sessions and then passage of the majority of the state's voters in a statewide referendum.  There can be no assurance given that an amendment to the New York State Constitution to permit Class III casino gaming will be passed in a timely manner, or at all.  Moreover, if an amendment to the New York State Constitution to permit Class III casino gaming were passed, there can be no assurance that we would be able to secure any necessary licenses, regulatory approvals or financing arrangements necessary to develop a Class III casino at Monticello Casino and Raceway or another location.  In the event that Class III casino gaming were permitted under an amendment to the New York State Constitution and we are unable to timely develop and successfully operate a Class III casino at Monticello Casino and Raceway or another location to compete with any Class III casinos that may be developed by our competitors, our business and future operating performance would likely be materially adversely effected.

We will require additional financing in order to develop an expansion of our existing Monticello Casino and Raceway facility or other projects and we may be unable to meet our future capital requirements and execute our business strategy.

  Because we are unable to generate sufficient cash from our operations, we will be forced to rely on external financing to develop the proposed hospitality and entertainment expansion to our existing Monticello Casino and Raceway facility or other projects and to meet future capital and operating requirements.  Any projections of future cash needs and cash flows are subject to substantial uncertainty.  Our capital requirements depend upon several factors, including the rate of market acceptance, our ability to expand our customer base and increase revenues, our level of expenditures for marketing and sales, purchases of equipment and other factors.  If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated.  We can make no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock, and debt financing, if available, may involve restrictive covenants which could restrict our operations or finances.  If we cannot raise funds, if needed, on acceptable terms, we may be required to delay, scale back or eliminate some of our expansion and development goals related to our Monticello Casino and Raceway facility and we may not be able to continue our operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements which could negatively impact our business, operating results and financial condition.

Index

Risk Relating to our Ownership Structure

Stockholders’ ability to influence corporate decisions may be limited because our major stockholder owns a large percentage of our common stock.

Kien Huat is the beneficial holder of 34,936,357 shares of our common stock, representing approximately 50.3% of our presently outstanding shares of our common stock, which represents just less than 50.0% of our voting power.  Additionally, under the terms of an investment agreement with Kien Huat (the “Investment Agreement”), if any option or warrant outstanding as of November 12, 2009, the date of the final closing of the Investment Agreement, (or, in limited circumstances, if issued after such date) is exercised, Kien Huat has the right (following notice of such exercise) to purchase an equal number of additional shares of our common stock as are issued upon such exercise at the exercise price for the applicable option or warrant.  The percentage of our outstanding shares of common stock and voting power owned by Kien Huat would not increase as a result of the purchase by Kien Huat of any shares of our common stock pursuant to such matching right, given the issuance of shares upon exercise of the option or warrant that triggered the matching right.  Under the terms of the Investment Agreement, Kien Huat is also entitled to recommend three directors whom we are required to cause to be elected or appointed to our Board of Directors (“Board”), subject to the satisfaction of all legal and governance requirements regarding service as a director and to the reasonable approval of the Governance Committee of our Board.  Kien Huat has designated Au Fook Yew, Emanuel Pearlman and Joseph D'Amato as members of the Board pursuant to its rights under the Investment Agreement.  Kien Huat will continue to be entitled to recommend three directors for so long as it owns at least 24% of our voting power outstanding at such time, after which the number of directors whom Kien Huat will be entitled to designate for election or appointment to our Board will be reduced proportionally to Kien Huat’s percentage of ownership.  Under the Investment Agreement, for so long as Kien Huat is entitled to designate representatives to our Board, among other things, Kien Huat will have the right to nominate one of its director designees to serve as the Chairman of the Board, and Mr. Pearlman has been appointed to serve as Chairman of the Board pursuant to Kien Huat’s recommendation.  Until such time as Kien Huat ceases to own capital stock with at least 30% of our voting power outstanding at such time, our Board will be prohibited under the terms of the Investment Agreement from taking certain actions relating to fundamental transactions involving us and our subsidiaries and certain other matters without the affirmative vote of the directors designated by Kien Huat.  Consequently, Kien Huat has and, upon its exercise of subscription rights in the rights offering, will continue to have the ability to exert significant influence over our policies and affairs, including the election of our Board and the approval of any action requiring a stockholder vote, such as approving amendments to our certificate of incorporation and mergers or sales of substantially all of our assets, as well as other matters.  The interests of Kien Huat may differ from the interests of our other stockholders in some respects, which may lead to stockholder votes that are inconsistent with other stockholders’ best interests or the best interest of us as a whole.  This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Risks Relating to the Market Value of Our Common Stock

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when our stockholders want to sell their holdings.

The market price of our common stock has in the past been, and may in the future continue to be, volatile.  For instance, between January 1, 2008 and March 17, 2011, the closing price of our common stock has ranged between $4.51 and $0.40 per share.  A variety of events may cause the market price of our common stock to fluctuate significantly, including but not necessarily limited to:

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

Index

If we fail to meet the minimum closing bid price requirement and all other applicable continued listing requirements of The Nasdaq Global Market, Nasdaq may delist our common stock, in which case the liquidity and market price of our common stock could decline.

Our common stock is currently listed on The Nasdaq Global Market.  In order to maintain that listing, we must satisfy certain continued listing requirements, including a requirement that our common stock maintain a minimum closing bid price of at least $1.00 per share. On February 14, 2011, we received notice from Nasdaq that, because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer comply with the minimum bid price requirement for continued listing on the Nasdaq Global Market.  In accordance with the Nasdaq Marketplace Rules, we have been provided an initial compliance period of 180 calendar days, or until August 15, 2011, to regain compliance with the minimum bid price requirement.  To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to August 15, 2011.  If we do not regain compliance by August 15, 2011, we may be eligible for an additional grace period if we satisfy certain conditions, including applying to transfer the listing of our common stock to the Nasdaq Capital Market and satisfying the listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement.  If the Nasdaq staff determines that we would not be able to cure the minimum bid price deficiency, or if we are otherwise not eligible for such additional compliance period, Nasdaq will provide notice that our common stock will be subject to delisting.  We would have the right to appeal a determination to delist our common stock, and the common stock would remain listed on the Nasdaq Global Market until the completion of the appeal process. We are considering actions that we may take in response to this notification in order to regain compliance with the continued listing requirements, but there can be no assurance that we will be successful in regaining compliance with Nasdaq’s minimum closing bid price requirement.  If our stock is delisted, an active trading market for our common stock may not be sustained and the market price of our common stock could decline.  In addition, the delisting of our common stock could also constitute a breach of our Loan Agreement with Kien Huat, which would, subject to any applicable cure periods, accelerate the entire amount of the Bridge Loan. There can be no assurance that we will be able to obtain a source of financing on terms acceptable to us, if at all, to satisfy our indebtedness to Kien Huat under the Bridge Loan if required to do so upon acceleration thereof.

We do not anticipate declaring any dividends in the foreseeable future.

During the past two fiscal years, we did not declare or pay any cash dividends with respect to our common stock and we do not anticipate declaring any cash dividends on our common stock in the foreseeable future.  We intend to retain all future earnings for use in the development of our business.  In addition, the payment of cash dividends to the holders of our common stock is restricted by undeclared dividends on our Series E preferred stock.  We have accumulated unpaid Series E preferred dividends of approximately $11.2 million as of December 31, 2010.  There can be no assurance that we will have, at any time, sufficient surplus under Delaware law to be able to pay any dividends.

Since our stock is classified as “penny stock,” the restrictions of the Security and Exchange Commission’s penny stock regulations may result in less liquidity for our stock.

The Commission has adopted regulations which define a “penny stock” to be any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transactions involving a penny stock, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock by a retail customer, of a disclosure schedule prepared by the Commission relating to the penny stock market.  Disclosure is also required to be made about commissions payable to both the broker/dealer and the registered representative and current quotations for the securities.  Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Because the market price for shares of our common stock is less than $5.00, and we do not satisfy any of the exceptions to the Commission’s definition of penny stock, our common stock is classified as penny stock.  As a result of the penny stock restrictions, brokers or potential investors may be reluctant to trade in our securities, which may result in less liquidity for our stock.

Index

Certain provisions of our certificate of incorporation and bylaws could discourage unsolicited takeover proposals and could prevent stockholders from realizing a premium return on their investment in our common stock.

Pursuant to our certificate of incorporation, our Board has the authority, without further action by the stockholders, to issue up to 3,225,045 shares of preferred stock on such terms and with such rights, preferences and designations, including, without limitation, restricting dividends on our common stock, diluting our common stock’s voting power and impairing the liquidation rights of the holders of our common stock, as our Board may determine.  Issuance of such preferred stock, depending upon its rights, preferences and designations, may also have the effect of delaying, deterring or preventing a change in control.  This may have a negative effect on the market price of our common stock.

We may submit, from time to time, proposals to our stockholders to amend our certificate of incorporation or to increase the number of common shares authorized.

At a special meeting of our stockholders held on February 16, 2011, our stockholders approved an amendment to our Certificate of Incorporation, as amended, to increase our authorized capital stock from 100,000,000 shares, consisting of 95,000,000 shares of common stock and 5,000,000 shares of preferred stock, to a total of 155,000,000 shares, consisting of 150,000,000 shares of common stock and 5,000,000 shares of preferred stock in order to have a sufficient number of shares of common stock to complete the proposed rights offering and to provide a reserve of shares available for issuance to meet business needs as they may arise in the future. Such business needs may include, without limitation, rights offerings, financings, acquisitions, establishing strategic relationships with corporate partners, providing equity incentives to employees, officers or directors, stock splits or similar transactions.  Issuances of any additional shares for these or other reasons could prove dilutive to current stockholders or deter changes in control of the Company, including transactions where the stockholders could otherwise receive a premium for their shares over then current market prices.

Future sales of shares of our common stock in the public market or the conversion of the Bridge Loan from Kien Huat could adversely affect the trading price of shares of our common stock and our ability to raise funds in new stock offerings.

Future sales of substantial amounts of shares of our common stock in the public market, the conversion of the Bridge Loan from Kien Huat into shares of our common stock, or the perception that such sales or conversion are likely to occur could affect the market price of our common stock.  Kien Huat’s stock ownership may also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.  In the event that the proceeds from the proposed rights offering are insufficient to repay our indebtedness to Kien Huat in full and we have not otherwise prepaid such indebtedness in full, the maturity date of the remaining unpaid principal amount of the Bridge Loan from Kien Huat will, subject to the satisfaction of certain conditions, be extended following the completion of the proposed rights offering for a term of two years at an interest rate of 5% per annum and the Bridge Loan will become convertible at a conversion rate equal to the subscription price in the proposed rights offering of $0.8837 per share.  Furthermore, we may be required to issue additional shares of our common stock to Kien Huat pursuant to certain option matching rights granted to Kien Huat at less than the then-existing market price, which could reduce the price per share of shares held by existing stockholders.

General Business Risks

 Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations and cash flows.

 The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and the recent economic recession that has affected the U.S. and global economies, the tightened credit markets and eroded consumer confidence had a negative impact on overall trends in the gaming industry in 2009 and, to an extent, in 2010.  Discretionary consumer spending habits have been adversely affected by the recent economic crisis and the actual or perceived fear of the extent of the recession could lead to further decrease in spending by our guests.  We cannot predict at what level these negative trends will continue, worsen or improve and the ultimate impact it will have on our future results of operations. The continued weakness in our market and the deterioration of the broader global economy would have a material adverse effect on our industry and our business, including our revenues, profitability, operating results and cash flow.

Index

 Moreover, to the extent we do not generate sufficient cash flows from operations, we may need to incur additional indebtedness to finance our plans for growth or make scheduled payments on or to refinance our obligations under the Notes.  Recent turmoil in the credit markets and the resulting impact on the liquidity of certain large financial institutions has had, and may continue to have, an effect through the U.S. economy, including limiting access to credit markets for certain borrowers at reasonable rates.  Due to fluctuations in the credit markets from time to time, we may be unable to incur additional indebtedness to fund our business strategy, in the public or private markets, on terms we believe to be reasonable, if at all.

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

Our operations are limited to the Catskills region of the State of New York, which has been affected by a decades long decline in economic conditions.  As a result, in addition to our susceptibility to adverse global and domestic economic, political and business conditions, any economic downturn in the region could have a material adverse effect on our operations.  An economic downturn would likely cause a decline in the disposable income of consumers in the region, which could result in a decrease in the number of patrons at our facility, the frequency of their visits and the average amount that they would be willing to spend at our facility.  We are subject to greater risks than more geographically diversified gaming or resort operations and may continue to be subject to these risks upon completion of our expansion projects, including:

•	a downturn in national, regional or local economic conditions;

•
an increase in competition in New York State or the northeastern United States and Canada, particularly for day-trip patrons residing in New York State, including as a result of any new Class III tribal casinos or VGMs at certain racetracks and other locations in New York, Connecticut and casinos in Pennsylvania;

•	impeded access due to road construction or closures of primary access routes; and

•	adverse weather and natural and other disasters in the northeastern United States.

The occurrence of any one of the events described above could cause a material disruption in our business and make us unable to generate sufficient cash flow to make payments on our obligations.

Our business is particularly sensitive to energy prices and a rise in energy prices could harm our operating results.

We are a large consumer of electricity and other energy and, therefore, higher energy prices may have an adverse effect on our results of operations. Accordingly, increases in energy costs may have a negative impact on our operating results. Additionally, higher electricity and gasoline prices which affect our customers may result in reduced visitation to Monticello Casino and Raceway and a reduction in our revenues.

Our business could be affected by weather-related factors and seasonality.

Our results of operations may be adversely affected by weather-related and seasonal factors.  Severe winter weather conditions may deter or prevent patrons from reaching our gaming facilities or undertaking day trips.  In addition, some recreational activities are curtailed during the winter months.  Although our budget assumes these seasonal fluctuations in our gaming revenues to ensure adequate cash flow during expected periods of lower revenues, we cannot ensure that weather-related and seasonal factors will not have a material adverse effect on our operations.

Index

We are vulnerable to natural disasters and other disruptive events that could severely disrupt the normal operations of our business and adversely affect our earnings.

Our operations are located at a facility in Monticello, New York.  Although this area is not prone to earthquakes, floods, tornados, fires or other natural disasters, the occurrence of any of these events or any other cause of material disruption in our operation could have a material adverse effect on our business, financial condition and operating results.  Moreover, although we do maintain insurance customary for our industry, including a policy with $10 million limit of coverage for the perils of flood and earthquake, we cannot ensure that this coverage will be sufficient in the event of one of the disasters mentioned above.

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

Monticello Land

Our primary asset, which is held in fee by Monticello Raceway Management, Inc., our wholly owned subsidiary, is a 232 acre parcel of land in Monticello, New York.  Facilities at the site include Monticello Casino and Raceway, which includes a 3,000-seat enclosed grandstand, a clubhouse bar, pari-mutuel wagering facilities (including simulcasting), a paddock, exterior barns and related facilities for the horses, drivers, and trainers.  In addition, our VGM operation is conducted in the renovated lower level of the grandstand portion of Monticello Casino and Raceway, which includes a gaming floor with a central bar and lounge and a separate high stakes VGM area, a buffet and three outlet food court with  seating capacity for up to 350, employee changing areas, storage and maintenance facilities, surveillance and security facilities and systems, cashier’s cage and accounting and marketing areas, as well as parking areas for cars and buses.

Index

Item 3.	Legal Proceedings.

Empire Resorts, Inc. v. The Bank of New York Mellon Corporation and The Depository Trust Company

On August 5, 2009, we filed a declaratory judgment action (the “Action”) against the beneficial owners of the Senior Notes, as well as The Depository Trust Company (“DTC”) and the Bank of New York Mellon Corporation (the “Trustee,” and together with DTC, the “Defendants”).  In the complaint, we sought a judicial determination that (1) no Holder, as defined under the Indenture, delivered a Put Notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture prior to the close of business on July 31, 2009, and that (2) the three entities that gave the purported notice of default may not and have not accelerated the Senior Notes or invoked certain other consequences of a default.  On April 8, 2010, we received a Decision and Order (the “Decision”) from the Supreme Court of New York, Sullivan County (the “Sullivan County Court”) granting the Defendants’ motion for summary judgment.  The Decision provides that the Sullivan County Court has determined that the Defendants properly exercised the option requiring us to repurchase the Senior Notes, that we are in default under the Senior Notes with respect to our failure to repurchase the Senior Notes on July 31, 2009 and that we must now repurchase the Senior Notes.  On May 11, 2010, we filed a notice of appeal with the Third Judicial Department of the Appellate Division of the Supreme Court of the State of New York to appeal the Decision.  In connection with settlement discussions with the holders of the Senior Notes, we redeemed $5 million principal amount of the Senior Notes on July 30, 2010 and an additional $5 million principal amount of the Senior Notes on August 12, 2010.  On September 23, 2010, we entered into the Settlement Agreement with beneficial owners of approximately 93.7% of the outstanding principal amount of the Senior Notes and the Trustee, pursuant to which the parties agreed to settle all claims relating to the Action.  On October 22, 2010, we redeemed an additional $10 million principal amount of the Senior Notes pursuant to the Settlement Agreement.  Upon the consummation of the transactions contemplated by the Settlement Agreement, the parties thereto agreed to mutually release all claims known, unknown or suspected at closing of the Settlement Agreement that each party may have against the others and the parties to the Action agreed to execute and file a Stipulation of Discontinuance, with prejudice and without costs to any party, with respect to the Action.  On November 18, 2010, we repurchased the Senior Notes, pursuant to the terms of the Settlement Agreement and the parties executed and filed the Stipulation of Discontinuance with the Sullivan County Court.

 Bryanston Group v. Empire Resorts, Inc.

A complaint has been filed in the Supreme Court of The State of New York, New York County (the “New York County Court”) on or about July 12, 2010 against us. The lawsuit arises out of a recapitalization agreement entered into on December 10, 2002 pursuant to which we issued Series E preferred stock to Bryanston Group, Inc. and Stanley Tollman, among others. The complaint is brought by Bryanston Group, Inc. and Stanley Tollman alleging that we breached the terms of the recapitalization agreement by (i) failing to use the funds from the 2009 investment by Kien Huat to redeem the Series E preferred shares and pay dividends on the shares; and (ii) paying in excess of $1 million per year in operating expenses (including paying the settlement to our former chief executive officer, Joseph Bernstein) while not redeeming the Series E preferred shares and paying dividends on the shares.  The plaintiffs had sought a preliminary injunction to require us to put into escrow funds sufficient to pay the purchase price for the redemption of the Series E shares and the dividends.   The New York County Court denied plaintiffs’ request.  We have since filed a motion to dismiss the complaint. While we cannot predict the outcome of this litigation, we believe the lawsuit is without merit and we will aggressively defend our interests.

Monticello Raceway Management, Inc. v. Concord Associates L.P.

On January 25, 2011, our subsidiary, Monticello Raceway Management, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who is a significant stockholder.  The lawsuit seeks amounts that we believe are owed to us under an agreement between Concord, Monticello Raceway Management and the Monticello Harness Horsemen’s Association, Inc. (the “Horsemen’s Agreement”).  Pursuant to the Horsemen’s Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the Concord Property or July 31, 2011, we were to continue to pay to the Monticello Harness Horsemen’s Association, Inc. 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period.  As of December 31, 2010, we believe Concord owed us approximately $300,000 for the VGM Shortfall.  Concord has contested its responsibility to make such VGM Shortfall payments to us.  While we are unable at this time to estimate the likelihood of a favorable outcome in this matter, we intend to prosecute vigorously our claims against Concord.

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

	High	Low
Year ended December 31, 2009
First Quarter	$1.85	$0.40
Second Quarter	2.79	0.75
Third Quarter	3.97	1.50
Fourth Quarter	3.59	1.80

Year ended December 31, 2010
First Quarter	$2.47	$1.52
Second Quarter	2.28	1.60
Third Quarter	1.75	0.59
Fourth Quarter	1.56	0.84

Holders

According to Continental Stock Transfer & Trust Company, there were approximately 223 holders of record of our common stock at March 15, 2011.

Dividends

During the past two fiscal years, we did not declare or pay any cash dividends with respect to our common stock and we do not anticipate declaring any cash dividends on our common stock in the foreseeable future.  We intend to retain all future earnings for use in the development of our business.  In addition, the payment of cash dividends to the holders of our common stock is restricted by undeclared dividends on our Series E preferred stock.  We have accumulated unpaid Series E preferred dividends of approximately $11.2 million as of December 31, 2010.

Item 6.	Selected Financial Data

None

Index

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2010 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,782,342	$2.49	2,332,966
Equity compensation plans not approved by security holders	40,000	8.54	--
Total	7,822,342	$2.52	2,332,966

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Uncertainty regarding our ability to satisfy our indebtedness when due and our continuing net losses and negative cash flows from operating activities caused our independent registered public accounting firm to include an explanatory paragraph in their report dated March 18, 2011 regarding their concerns about our ability to continue as a going concern.  On November 5, 2010, we received a commitment from Kien Huat, our largest stockholder, to provide, subject to the conditions contained therein to us a short-term bridge loan to a rights offering, which we refer to herein as the “Bridge Loan,” pursuant to which we received aggregate proceeds of $35 million from Kien Huat, which proceeds were used, together with available funds, to repay in full our obligations under the Senior Notes as permitted under the Settlement Agreement.

On November 17, 2010, we entered into the Loan Agreement with Kien Huat, pursuant to which Kien Huat agreed to make the Bridge Loan to us in the principal amount of $35 million, subject to the terms and conditions set forth in the Loan Agreement and represented by the Note.  Proceeds of the Bridge Loan were used to effectuate the repurchase of our then outstanding Senior Notes in accordance with the terms of the Settlement Agreement.  Pursuant to the Settlement Agreement, we had the right to repurchase the Senior Notes on or before November 22, 2010 for an amount equal to the sum of all outstanding principal and interest then owed on the Senior Notes plus an additional $975,000.

The Note provides that the Bridge Loan bears interest at a rate of 5% per annum, payable in cash in arrears monthly, during its initial term.  The maturity date of the Bridge Loan is the earlier of the consummation of our proposed rights offering and June 30, 2011.  The term of the Bridge Loan may be extended following the initial maturity date for an additional two years with respect to any amounts that remain outstanding following the proposed rights offering, subject to certain conditions. All amounts remaining outstanding during any such extended term would become convertible upon the terms of the Loan Agreement at a conversion rate of initially 1,132 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $0.8837 per share, subject to adjustment in accordance with the Loan Agreement.  See “–Liquidity and Capital Resources.”

Index

On November 8, 2010, we announced our intention to conduct a rights offering in which we would grant to all holders of our common stock with respect to each share they hold the non-transferable right to purchase approximately 0.56975 shares of our common stock (subject to adjustment based on the number of shares outstanding on the record date for the rights offering) at a price of $0.8837 per share.  In the event that we conduct the rights offering, Kien Huat has agreed to purchase all shares issuable pursuant to the basic rights that would be allocated to it with respect to its currently owned shares of our common stock.  If conducted, the proceeds of the rights offering will be used, to the extent available, to repay amounts outstanding under the Bridge Loan from Kien Huat.  We have filed a registration statement with the Securities and Exchange Commission for the proposed rights offering to our stockholders, which as of the time of this filing has not been declared effective.

Overview

We were organized as a Delaware corporation on March 19, 1993, and since that time have served as a holding company for various subsidiaries engaged in the hospitality and gaming industries.

Through our wholly-owned subsidiary, Monticello Raceway Management, we own and operate Monticello Casino and Raceway, a VGM and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City.  At Monticello Casino and Raceway, we currently operate 1,090 VLTs and 20 ETGs as an agent for the NYL and conduct pari-mutuel wagering through the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and the export simulcasting of our races to offsite pari-mutuel wagering facilities.  VGMs are similar to slot machines, but they are electronically controlled from a central station and the procedure for determining winners is based on algorithms that distribute wins based on fixed odds, rather than mechanical or other methods designed to produce a random outcome for each play.  The NYL has disclosed in public statements that it is considering permitting the expansion of gaming options at the state's existing video lottery facilities to include ETGs. In November 2010, NYL introduced the ETG version of roulette.  The NYL has plans to introduce other ETGs, but no definitive timeline is available and the introduction is subject to regulatory approval.

We are concentrating on improving our cash flow from our current operations at Monticello Casino and Raceway and on restructuring our balance sheet with the infusion of new capital from our largest stockholder, Kien Huat.  We are focusing our efforts on developing and financing a hospitality and entertainment expansion of our existing Monticello Casino and Raceway facility, which we believe, if completed, would better serve the long-term financial interests of us and our stockholders.  The implementation and completion of such expansion is subject to numerous risks, many of which are not in our control, including risks relating to our ability to obtain the necessary financing and political and environmental approvals. As such, we cannot predict the outcome of our efforts to implement our plan to expand the property.  See “—Development—Expansion of Existing Monticello Casino and Raceway Facility.”  In addition, we have joined with other racino operators in New York State to form the New York Gaming Association, whose principal effort will be to seek approval for passage of a constitutional amendment authorizing table games at the racinos in New York.  However, there can be no assurance given that an amendment to the New York State Constitution to permit Class III casino gaming will be passed in a timely manner, or at all, or that, if such amendment were passed, we would be able to effectively develop and operate a Class III casino.  In the past, we had also made efforts to develop a Class III casino adjacent to Monticello Casino and Raceway. Currently, either an agreement with a Native American tribe, together with certain necessary federal and state regulatory approvals, or an amendment to the New York State Constitution would be required for us to move forward with our efforts to develop a Class III casino.  During 2010, we significantly curtailed our efforts to enter into an agreement with a Native American tribe to develop, construct and manage a Class III tribal casino due to the federal and state legal and environmental issues associated with such efforts.

Off-Balance Sheet Arrangements

None.

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

Revenue recognition. Revenues represent (i) the net win from VGMs, (ii) revenues from pari-mutuel wagering earned from live harness racing and simulcast signals from other tracks and (iii) food and beverage sales and other miscellaneous income. Revenue from the VGM operations is the difference between the amount wagered by bettors and the amount paid out to bettors and is referred to as the net win. The net win is included in the amount recorded in our consolidated financial statements as gaming revenue. We report promotional allowances, which include incentives related to VGM play and points earned in loyalty programs, as a reduction of gaming revenue. We recognize revenues from pari-mutuel wagering earned from live harness racing and simulcast signals from other tracks, before deductions of such related expenses as purses, stakes and awards. Some elements of the racing revenues from Off-track Betting Corporations (“OTBs”) are recognized as collected, due to uncertainty and timing of payments.  Promotional allowances consist of the retail value of complimentary food, beverages and other items provided to our guests. In addition, promotional allowances include taxable bonus VGM play offered to our guests based on their relative gaming worth and prizes included in certain promotional marketing programs.

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

Index

Fair value.  In the first quarter of 2008, we adopted the Fair Value Measurements and Disclosure standard issued by Financial Accounting Standards Board (“FASB”) for financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  As permitted in 2008, we chose not to elect the fair value option as prescribed by FASB, for our financial assets and liabilities that had not been previously carried at fair value.  Our financial instruments are comprised of current assets and current liabilities, which include the Bridge Loan at December 31, 2010.  Current assets and current liabilities approximate fair value due to their short term nature.

Income Taxes. We apply the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates for the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. A hypothetical 10% decrease in our deferred tax valuation allowance will result in an income tax benefit of approximately $6.8 million.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues.  Net revenues increased approximately $911,000 (1%) to approximately $68.5 million for the year ended December 31, 2010 from approximately $67.6 million the year ended December 31, 2009.

Revenue from VGM operations increased by approximately $3.7 million (7%) to approximately $57.5 million for the year ended December 31, 2010 from approximately $53.8 million the year ended December 31, 2009. Our number of daily visits increased approximately 9.8%; and the average daily win per unit increased from an adjusted $134.69 for the year ended December 31, 2009 to $144.05 for the year ended December 31, 2010 (7%).  The adjusted average daily win per unit for the year ended December 31, 2009 reflects the reduction in the number of machines in service from 1,402 to 1,093.  Our VGM hold percentage was 8.0% and 7.9% for the year ended December 31, 2010 and 2009, respectively.

Revenue from racing operations decreased by approximately $3.1 million (26%) to approximately $9.1 million for the year ended December 31, 2010 from approximately $12.2 million for the year ended December 31, 2009.  The reduction in racing revenue is primarily the result of the receipt of approximately $3.7 million of previously contested amounts from OTBs during the year ended December 31, 2009, which was offset by a settlement of approximately $931,000 received from NYCOTB in December 2010.

Food, beverage and other revenue increased by approximately $166,000 (3%) to approximately $5.2 million for the year ended December 31, 2010 from approximately $5.1 million for the year ended December 31, 2009. Food, beverage and other revenue increased primarily as a result of promotional allowances related to food.

Promotional allowances decreased by approximately $132,000 (4%) to approximately $3.3 million for the year ended December 31, 2010 from approximately $3.4 million for the year ended December 31, 2009.  Promotional allowances consist of the retail value of complimentary food, beverages and other items provided to our guests. In addition, promotional allowances include taxable bonus VGM play offered to our guests based on their relative gaming worth and prizes included in certain promotional marketing programs. Promotional allowances decreased primarily due to a reduction in players club awards of approximately $244,000, taxable bonus VGM play of approximately $393,000, and bus group sales incentives of approximately $156,000; offset by an increase in food promotions of approximately $661,000.  Taxable bonus VGM play is included in revenues and promotional allowances to reflect the cost of the NYL commissions paid on such taxable bonus VGM play, and included in gaming costs and expenses. Taxable bonus VGM play was approximately $753,000 and approximately $1.1 million in the year ended December 31, 2010 and 2009, respectively. Excluding the taxable bonus VGM play from both the years ended December 31, 2010 and 2009, cash-basis VGM revenue increased approximately $4.1 million (8%). The cost of providing such taxable bonus VGM play was approximately $445,000 and $665,000 in the year ended December 31, 2010 and 2009, respectively.

Index

As authorized by the NYL, we are participating in a non-taxable bonus VGM play pilot program. Under this program, bonus VGM play provided to a guest is not subject to the NYL tax. The non-taxable bonus VGM play pilot program authorizes us to provide up to 10% of our VGM win as non-taxable bonus VGM play to our guests. This non-taxable bonus VGM play cannot be converted into cash and must be played at a VGM. Such non-taxable bonus VGM play is not included in gaming revenues or in promotional allowances since there is no cost to us for providing this incentive. The amount of non-taxable bonus VGM play played by our guests was approximately $5.4 million and approximately $2.3 million for the year ended December 31, 2010 and 2009 respectively. At our discretion, we may exceed the 10% limit authorized for non-taxable bonus VGM play. If the 10% threshold is exceeded, the bonus VGM play is taxable, and is included in gaming revenues and promotional allowances.

Gaming costs.  Gaming (VGM) costs increased by approximately $1.8 million (4%) to approximately $43.9 million for the year ended December 31, 2010 from approximately $42.1 million for the year ended December 31, 2009.  Lottery and other commissions increased approximately $2.6 million; due to increased VGM revenue, the one percent tax increase of approximately $222,000 and amounts owed on free play that exceeds the 10% limit available under the non-taxable bonus VGM pilot program of approximately $126,000. This increase was offset by decreases in consulting fees of approximately $746,000, which was primarily due to the settlement payment of $650,000 in regards to a management contract that was terminated in 2009.

Racing costs.  Racing costs decreased by approximately $1.7 million (17%) to approximately $8.1 million for the year ended December 31, 2010 from approximately $9.8 million for the year ended December 31, 2009.  This decrease is a result of the Monticello Harness Horsemen’s Associations, Inc’s share declining by approximately $1.3 million caused by lower racing revenues. Our provision for bad debt was lower by approximately $524,000 due to fewer reserves for bad debt in 2010 compared to 2009; offset by increases in legal expenses and various other costs of approximately $129,000.

Food, beverage and other costs.  Food, beverage and other costs remained constant at approximately $1.8 million for the years ended December 31, 2010 and 2009.  Food and beverage costs were 35% and 36% of food and beverage revenues for the year ended December 31, 2010 and 2009, respectively.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased approximately $488,000 (4%) to approximately $11.8 million for the year ended December 31, 2010 from approximately $11.4 million for the year ended December 31, 2009. This increase was a result of higher direct marketing expenses of approximately $1.5 million to approximately $3.1 million for the year ended December 31, 2010 from approximately $1.6 million for the year ended December 31, 2009. Direct marketing expenses primarily consisting of increased television advertising of approximately $720,000, promotional prize expenses of approximately $380,000, VIP gifts of approximately $183,000 and premium games fee of approximately $114,000. The direct marketing increases were offset by decreases in payroll of approximately $585,000 and other cost savings of approximately $388,000.

Stock-based compensation expense.  The decrease in stock-based compensation of approximately $2.9 million (53%) to approximately $2.6 million for the year ended December 31, 2010 from approximately $5.5 million for the year ended December 31, 2009.  This decrease was primarily a result of reduced number of options granted to directors and officers which were issued at a lower weighted average exercise price during 2010 than those granted in 2009. In addition in 2010, the modification of options was granted to one director which resulted in stock-based compensation expense of approximately $83,000 for the year ended December 31, 2010; compared to the modification of options granted to three officers and an employee, who resigned during the second quarter of 2009, which resulted in stock-based compensation expense of approximately $843,000 during the year ended December 31, 2009 and of the modification of options that were granted to four directors, who resigned in March 2009, which resulted in stock-based compensation expense of approximately $123,000 during the year ended December 31, 2009.

Legal Settlement. On May 13, 2010, we entered into a settlement agreement, with our former CEO, of approximately $7.1 million, consisting of a payment of $1.5 million in cash and the issuance of warrants to purchase 3.2 million shares of our common stock valued at $5.6 million.

Loss on Debt Extinguishment.  We incurred a loss on debt extinguishment of approximately $3.7 million when we repurchased the Senior Notes in November 2010. The loss includes the premium paid of approximately $975,000, the write-off of approximately $1.5 million in unamortized deferred financing costs and other costs associated with the repurchase of approximately $1.2 million.

Index

Interest expense.  Interest expense decreased approximately $720,000 (12%) as a result approximately $943,000 of interest expense related to The Park Avenue Bank of New York (“PAB”) warrants in 2009 and our revolving line of credit in 2009, with no such expenses incurred in 2010, offset by the interest expense related to our Bridge Loan with Kien Huat of approximately $219,000 in the year ended December 31, 2010.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues.  Net revenues decreased approximately $917,000 (1%) for 2009.  Revenue from VGM operations decreased by approximately $4.4 million (7%); revenue from racing operations increased by approximately $4.5 million (58%) and food, beverage and other revenue remained constant.  We believe that our VGM operations continue to be adversely affected by the competing VGM facility at Yonkers Raceway and, at a lesser extent, slot machine facilities in Pennsylvania.  Our number of daily visits decreased approximately 3% and the average daily win per unit increased from $100.32 for the year ended December 31, 2008 to $105.05 for the year ended December 31, 2009 (5%).  This increase in average daily win per unit was due to a reduction in our average number of machines during the 2009.  The average number of machines in service was 1,402 for 2009 and 1,587 for 2008.  If the average number of machines remained constant to the same period in 2008, our average daily win per unit would have decreased to $92.79 (7%) for the year ended December 31, 2009. Our VGM hold percentage was 7.9% and 7.7% for the years ended 2009 and 2008, respectively.  VGM revenues were recorded net of non-taxable VGM play of approximately $2.5 million in the year ended 2009 and $0 for 2008 and 2007. The increase in non-taxable VGM play was associated with a NYL non-taxable bonus VGM play pilot program that commenced in August 2009. The pilot program was evaluated by the NYL at the end of six month period and was extended several times until March 31, 2011. During the period from the inception of the pilot program, our rate of reduction of VGM net win has declined. We will continue to use this program in conjunction with our marketing promotional programs and increased television advertising in 2010 to increase our awareness in our primary markets and to regain market share.

Racing revenue primarily increased as we received approximately $3.7 million from various OTBs in payment of amounts previously contested by the OTBs.

Promotional Allowances increased by approximately $1.0 million (45%), mostly due to an increase in taxable bonus VGM play.

Gaming costs.  Gaming (VGM) costs decreased by approximately $4.7 million (10%) to approximately $42.1 million for the year ended December 31, 2009 compared with 2008.  Of this amount, approximately $1.2 million (3%) is attributable to a change in the tax rate permitting VGM operators to pay a lower percentage of VGM revenues to the NYL.  The decrease is the result of the reduction in gaming revenue for the current period decreasing commissions paid by approximately $4.2 million, and payroll saving of approximately $838,000, due to a reduction in the number of employees required for our current business volume.   These savings were offset by costs incurred of approximately $794,000 in regards to the management contract costs, which includes a settlement payment of $650,000, in connection with management services and marketing assistance provided to us from June 11, 2009 through December 31, 2009.

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

Interest expense and income.  Interest expense increased approximately $407,000 (7%) as a result of warrants granted with a value of approximately $564,000.  The increase was offset by a decrease in interest paid on PAB line of credit due to principal repayments and an interest rate reduction during 2009.  The PAB line of credit was fully paid in 2009.  Interest income decreased by approximately $103,000 (41%) as a result of lesser amounts invested at lower rates in 2009 offset by interest received on OTB settlements.

Liquidity and Capital Resources

On November 17, 2010, we entered into the Loan Agreement with Kien Huat, pursuant to which Kien Huat agreed to make a loan to us the Bridge Loan the principal amount of $35 million, subject to the terms and conditions set forth in the Loan Agreement and represented by the Note, dated November 17, 2010.

Proceeds of the Bridge Loan were used to effectuate the repurchase of our then outstanding Senior Notes in accordance with the terms of the Settlement Agreement.  Pursuant to the Settlement Agreement, we had the right to repurchase the Senior Notes on or before November 22, 2010 for an amount equal to the sum of all outstanding principal and interest then owed on the Senior Notes plus an additional $975,000.

The Note provides that the Bridge Loan bears interest at a rate of 5% per annum, payable in cash in arrears monthly, during its initial term.  The maturity date of the Bridge Loan is the earlier of the consummation of our proposed rights offering and June 30, 2011 (the “Outside Date”).  In the event the proposed rights offering does not occur on or before June 30, 2011, we may, subject to the satisfaction of certain conditions, extend the Outside Date to September 30, 2011, during which time interest shall accrue at a rate of 10% per annum.  Subject to the satisfaction of certain conditions including (1) five business days have passed after the date on which the rights issued in the proposed rights offering expire and the offering of  our common stock pursuant thereto is terminated, (2) we prepaid the indebtedness in an amount equal to 100% of the aggregate amount of gross proceeds received by us for exercised rights pursuant to the proposed rights offering, (3) the proceeds from the proposed rights offering are insufficient to repay the Bridge Loan in full and we have not otherwise prepaid the Bridge Loan in full, and (4) no monetary or other material default as defined in the Bridge Loan Agreement is continuing, the remaining unpaid principal amount of the Bridge Loan will have a maturity date of a term of two years at an interest rate of 5% per annum convertible at a price equal to the exercise price of the rights issued in the proposed rights offering (period of such extension is “Extension Term”).

Subject to and upon compliance with the provisions of the Loan Agreement, during the Extension Term, Kien Huat has the right to convert all or any portion of the principal sum evidenced by the Note such that the unconverted portion is $1,000 or a multiple of $1.00 in excess thereof into fully paid and non-assessable shares of our common stock at a conversion rate of initially 1,132 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $0.8837 per share, subject to adjustment in accordance with the Loan Agreement, by surrender of the Note, in whole or in part in the manner provided in the Loan Agreement.

Index

If, as of any date during the Extension Term (the “Measuring Date”), the average of the last reported bid prices of common stock for the twenty  consecutive trading days as defined in the Loan Agreement, ending on the trading day prior to the Measuring Date exceeds 200% of the conversion price in effect on the Measuring Date, then we are entitled to elect that Kien Huat convert all of the principal sum evidenced by the Note into shares of our common stock in accordance with the terms and provisions of the Loan Agreement.  If we do not elect to force conversion of the Note and there have been no events of default as defined in the Loan Agreement, we may voluntarily prepay the Bridge Loan in whole or in part, with all interest accrued through the applicable period, absent notice from Kien Huat of its election to convert the Note.

As of December 31, 2010, we had total current assets of approximately $19.2 million and current liabilities of approximately $42.2 million. Provided that we complete the proposed rights offering prior to the maturity date of the Bridge Loan and satisfy the other conditions to the Extension Term, we expect that we will be able to fund our operations in the ordinary course over at least the next twelve months.

Net cash used in operating activities during the year ended December 31, 2010 was approximately $4.5 million and approximately $4.6 million for the year ended December 31, 2009.

Net cash used in investing activities was approximately $547,000 for the year ended December 31, 2010 compared to $251,000 in 2009.  The increase of approximately $296,000 was primarily a result of the purchasing of equipment.

Net cash used in financing activities was approximately $32.1 million for the year ended December 31, 2010 compared to $45.2 million in net cash provided by financing activities 2009.  In 2010, we paid off the Senior Notes with proceeds from the net cash provided in 2009 and the $35 million from the Bridge Loan with Kien Huat.  In 2009, we benefited from the proceeds of approximately $55.0 million from the issuance of approximately 34.5 million shares of our common stock to Kien Huat, the redemption of our restricted cash account under our PAB credit facility of approximately $467,000, which were offset by stock issuance costs of approximately $2.9 million and repayment of our $7.6 million PAB credit facility.

 At December 31, 2010, we had undeclared dividends on our Series E Preferred Stock of approximately $11.2 million and undeclared dividends for 2010 on our Series B Preferred Stock of approximately $167,000.  We are in compliance with our Certificates of Designations, Preferences and Rights of the issued and outstanding preferred shares.

On March 14, 2011, our Board authorized issuance of 178,643 shares of our common stock in payment of dividends due for the year ended December 31, 2010 on our Series B Preferred Stock.  The value of these shares when issued was approximately $114,000.

On February 23, 2010, our Board authorized issuance of 74,705 shares of our common stock in payment of dividends due for the year ended December 31, 2009 on our Series B Preferred Stock.  The value of these shares when issued was approximately $138,000.

On March 9, 2009, our Board authorized the issuance of 124,610 shares of our common stock in payment of dividends due for the year ended December 31, 2008 on our Series B Preferred Stock. The recorded value of these shares was approximately $111,000.

Recent Accounting Pronouncements

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

In July 2010, the FASB issued a second exposure draft proposing expanded disclosures regarding loss contingencies.  This proposal increases the number of loss contingences subject to disclosure and requires substantial quantitative and qualitative information to be provided about those loss contingencies.  The proposal will have no impact on our accounting for loss contingencies.

Contractual Obligations

	Payments due by period (in thousands)
	Total	Less than 1 year	1 – 3 years	3 – 5 years		More than 5 years
Bridge Loan (a):
Principal (b)	$35,000	$17,500	$17,500	$	---	$	----
Estimated interest (b)	2,511	1,254	1,257		---		----
Total	$37,511	$18,754	$18,757	$	---	$	----

(a)	See the section of this annual report entitled “Item 8 — Financial Statements and Supplementary Data - Note G. Short Term Loan.”

(b)
Interest is payable monthly at an annual rate of 5% on the Bridge Loan until May 31, 2011, the date we anticipate Kien Huat to consummate our proposed rights offering for shares with a value of approximately $17.5 million, which proceeds will be used to repay the Bridge Loan. We assume that the balance of the rights offering will not be subscribed and the balance of the Bridge Loan of approximately $17.5 million will be converted into a convertible term loan with a term of two years, which will bear interest at a rate of 5% per annum.

Subsequent Events

On February 16, 2011, we filed an Amended and Restated Certificate of Incorporation (the “Amended Charter”) with the Secretary of State of the State of Delaware.  The Amended Charter our prior Amended and Restated Certificate of Incorporation, as amended, by: (1)  increasing our authorized capital stock from 100 million shares, consisting of 95 million shares of common stock and 5 million shares of preferred stock, to a total of 155 million shares, consisting of 150 million shares of common stock and 5 million shares of preferred stock (the “Authorized Capital Amendment”); and (2) eliminating the classified board provisions and providing for the annual election of all directors (the “Declassification Amendment”). The Authorized Capital Amendment and the Declassification Amendment were each approved by the requisite vote of our stockholders at a special meeting of stockholders held on February 16, 2011.

Index

Item 8.	Financial Statements and Supplementary Data.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Empire Resorts, Inc.

We have audited the accompanying consolidated balance sheets of Empire Resorts, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements, the Company’s ability to continue as a going concern depends on its ability to satisfy its indebtedness when due.  In addition, the Company has continuing net losses and negative cash flows from operating activities.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans concerning these matters are also described in Note A.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Friedman LLP

New York, New York
March 18, 2011

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31
(In thousands, except for per share data)

	2010		2009
ASSETS
Current assets:
Cash and cash equivalents		$12,960	$50,080
Restricted cash		2,244	2,890
Accounts receivable, net		1,226	1,759
Prepaid expenses and other current assets		2,728	2,595
Total current assets		19,158	57,324
Property and equipment, net		28,130	28,877
Deferred financing costs, net of accumulated amortization of $0 in 2010 and $2,063 in 2009		---	1,878
Other assets		1,154	1,342
TOTAL ASSETS		$48,442	$89,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Senior convertible notes	$	---	$65,000
Short term loan		35,000	--
Accounts payable		1,895	2,401
Accrued expenses and other current liabilities		5,256	6,472
Total current liabilities		42,151	73,873

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 5,000 shares authorized; $0.01 par value
Series A, $1,000 per share liquidation value, none issued and outstanding		---	---
Series B, $29 per share liquidation value, 44 shares issued and outstanding		---	---
Series E, $10 per share redemption value, 1,731 shares issued and outstanding		6,855	6,855
Common stock, $0.01 par value, 95,000 shares authorized in 2010 and 2009, 69,479 shares issued and outstanding in 2010 and 69,134 shares issued and outstanding in 2009		695	691
Additional paid-in capital		126,082	117,632
Accumulated deficit		(127,341)	(109,630)
Total stockholders’ equity		6,291	15,548
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$48,442	$89,421

The accompanying notes are an integral part of these consolidated financial statements.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31
(In thousands, except for per share data)

	2010	2009	2008
Revenues:
Gaming	$57,484	$53,751	$58,109
Racing	9,108	12,228	7,753
Food, beverage and other	5,217	5,051	5,037
Gross revenues	71,809	71,030	70,899
Less: Promotional allowances	(3,264)	(3,396)	(2,348)
Net revenues	68,545	67,634	68,551
Costs and expenses:
Gaming	43,902	42,079	46,729
Racing	8,122	9,794	7,581
Racing – settlement of Horsemen litigation	---	---	1,250
Food, beverage and other	1,843	1,820	2,043
Selling, general and administrative expense	11,839	11,351	13,310
Stock-based compensation	2,627	5,544	1,124
Depreciation	1,228	1,217	1,229
Total costs and expenses	69,561	71,805	73,266
Loss from operations	(1,016)	(4,171)	(4,715)
Legal settlement	(7,118)	---	---
Loss on debt extinguishment	(3,678)	---	---
Amortization of deferred financing costs	(358)	(410)	(410)
Interest expense	(5,422)	(6,142)	(5,736)
Interest income	19	148	252
Net loss	(17,573)	(10,575)	(10,609)
Undeclared dividends on preferred stock	(1,551)	(1,551)	(1,551)
Net loss applicable to common shares	$(19,124)	$(12,126)	$(12,160)

Weighted average common shares outstanding, basic and diluted	69,424	40,433	31,874
Loss per common share, basic and diluted	$(0.28)	$(0.30)	$(0.38)

The accompanying notes are an integral part of these consolidated financial statements.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands)

	Preferred Stock*
	Series B			Series E		Common Stock
	Shares	Amount		Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances, January 1, 2008	44	$	---	1,731	$6,855	29,582	$296	$52,845	$(88,073)	$(28,077)
Declared and paid dividends on preferred stock	---		---	---	---	117	1	261	(262)	---
Issuance of Common Stock	---		---	---	---	4,200	42	5,136	---	5,178
Common stock issued from exercise of stock options	---		---	---	---	14	---	13	---	13
Stock-based compensation	---		---	---	---	---	---	1,124	---	1,124
Net loss	---		---	---	---	---	---	---	(10,609)	(10,609)
Balances, December 31, 2008	44		---	1,731	6,855	33,913	339	59,379	(98,944)	(32,371)
Declared and paid dividends on preferred stock	---		---	---	---	125	---	111	(111)	---
Issuance of Common Stock	---		---	---	---	34,506	345	36,254	---	36,599
Issuance of Option Matching Rights	---		---	---	---	---	---	18,401	---	18,401
Stock issuance expense	---		---	---	---	---	---	(2,891)	---	(2,891)
Common stock issued from exercise of stock options	---		---	---	---	129	2	136	---	138
Common stock issued from exercise of warrants	---		---	---	---	166	2	(2)	---	---
Common stock issued from exercise of Option Matching Rights	---		---	---	---	295	3	136	---	139
Issuance of warrants	---		---	---	---	---	---	564	---	564
Stock-based compensation	---		---	---	---	---	---	5,544	---	5,544
Net loss	---		---	---	---	---	---	---	(10,575)	(10,575)
Balances, December 31, 2009	44		---	1,731	6,855	69,134	691	117,632	(109,630)	15,548
Declared and paid dividends on preferred stock	---		---	---	---	75	1	137	(138)	---
Common stock issued from exercise of stock options	---		---	---	---	25	1	34	---	35
Common stock issued from exercise of warrants	---		---	---	---	110	1	(1)	---	---
Common stock issued from exercise of Option Matching Rights	---		---	---	---	135	1	35	---	36
Issuance of warrants	---		---	---	---	---	---	5,618	---	5,618
Stock-based compensation	---		---	---	---	---	---	2,627	---	2,627
Net loss	---		---	---	---	---	---	---	(17,573)	(17,573)
Balances, December 31, 2010	44	$	---	1,731	$6,855	69,479	$695	$126,082	$(127,341)	$6,291

* Series A preferred stock, none issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31
(In thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,573)	$(10,575)	$(10,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,228	1,217	1,229
Amortization of deferred financing costs	358	410	410
Provision for doubtful accounts	279	763	---
Loss on debt extinguishment	3,678	---	---
Stock – based compensation	2,627	5,544	1,124
Interest expense - warrants	---	564	---
Warrants issued in legal settlement	5,618	---	---
Changes in operating assets and liabilities:
Restricted cash –NY Lottery and Purse Accounts	712	(2,323)	61
Accounts receivable	255	(952)	(169)
Prepaid expenses and other current assets	(133)	904	(2,256)
Other assets	188	(167)	548
Accounts payable	(506)	(568)	(561)
Accrued expenses and other current liabilities	(1,216)	591	(248)
NET CASH USED IN OPERATING ACTIVITIES	(4,485)	(4,592)	(10,471)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(481)	(187)	(277)
Restricted cash - Racing capital improvement	(66)	(64)	247
NET CASH USED IN INVESTING ACTIVITIES	(547)	(251)	(30)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of senior convertible notes	(65,000)	---	---
Debt extinguishment costs	(2,159)
Proceeds from short term loan	35,000	---	---
Repayment of revolving credit facility	---	(7,617)	---
Proceeds from issuance of Common Stock	---	55,000	5,178
Proceeds from exercise of stock options	35	138	13
Proceeds from exercise of Option Matching Rights	36	139	---
Stock issuance costs	---	(2,891)	---
Restricted cash - Revolving credit facility	---	467	(11)
NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES	(32,088)	45,236	5,180
Net increase (decrease) in cash and cash equivalents	(37,120)	40,393	(5,321)
Cash and cash equivalents, beginning of year	50,080	9,687	15,008
Cash and cash equivalents, end of year	$12,960	$50,080	$9,687

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED DECEMBER 31
(In thousands)

	2010	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest during the year	$7,514	$5,579	$5,736

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Common stock issued in settlement of preferred stock dividends	$138	$111	$262

The accompanying notes are an integral part of these consolidated financial statements.

Index

EMPIRE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A. Organization and Nature of Business

The consolidated balance sheets as of December 31, 2010 and 2009, and the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2010, 2009 and 2008 include the accounts of Empire Resorts, Inc. and subsidiaries (“Empire,” the “Company,” “our,” “us” or “we”).

Going Concern

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Uncertainty regarding our ability to satisfy our indebtedness when due and our continuing net losses and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to execute our plans to successfully complete the rights offering, to be profitable and to generate positive cash flows from operations. Although we continue to pursue these plans, there is no assurance that we will be successful with the rights offering (see note G) and in generating such profitable operations.

Nature of Business

Through our wholly-owned subsidiary, Monticello Raceway Management, Inc. (“Monticello Raceway Management”), we currently own and operate Monticello Casino and Raceway, a video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City.  At Monticello Casino and Raceway, we currently operate 1,090 Video Lottery Terminals (“VLTs”) and 20 electronic table games (“ETGs”; VLTs and ETGs together “VGMs”) as an agent for the New York Lottery (“NYL”) and conduct pari-mutuel wagering through the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and the export simulcasting of our races to offsite pari-mutuel wagering facilities.  VLTs are similar to slot machines, but they are electronically controlled from a central station and the procedure for determining winners is based on algorithms that distribute wins based on fixed odds, rather than mechanical or other methods designed to produce a random outcome for each play. The NYL has disclosed in public statements that it is considering permitting the expansion of gaming options at the state's existing video lottery facilities to include ETGs. In November 2010, NYL introduced the ETG version of roulette.  The NYL has plans to introduce other ETGs, but no definitive timeline is available and the introduction is subject to regulatory approval.

We are concentrating on improving our cash flow from our current operations at Monticello Casino and Raceway and on restructuring our balance sheet with the infusion of new capital from our largest stockholder, Kien Huat Realty III Limited (“Kien Huat”).  We are currently focusing our efforts on developing and financing a hospitality and entertainment expansion of our existing Monticello Casino and Raceway facility. The implementation and completion of such expansion is subject to numerous risks, many of which are not in our control, including risks relating to our ability to obtain the necessary financing and political and environmental approvals. As such, we cannot predict the outcome of our efforts to implement our plan to expand the property.  In addition, we have joined with other racino operators in New York State to form the New York Gaming Association, whose principal effort will be to seek approval for passage of a constitutional amendment authorizing table games at the racinos in New York.  However, there can be no assurance given that an amendment to the New York State Constitution to permit Class III casino gaming will be passed in a timely manner, or at all, or that, if such amendment were passed, we would be able to effectively develop and operate a Class III casino. In the past, we had also made efforts to develop a Class III casino adjacent to Monticello Casino and Raceway.  Currently, either an agreement with a Native American tribe, together with certain necessary federal and state regulatory approvals, or an amendment to the New York State Constitution would be required for us to move forward with our efforts to develop a Class III casino.  During 2010, we significantly curtailed our efforts to enter into an agreement with a Native American tribe to develop, construct and manage a Class III tribal casino due to the federal and state legal and environmental issues associated with such efforts.  As used herein, Class III gaming means a full casino including slot machines, on which the outcome of play is based upon randomness, and various table games including, but not limited to, poker, blackjack and craps.

Index

We operate through three principal subsidiaries, Monticello Raceway Management, Monticello Casino Management, LLC (“Monticello Casino Management”) and Monticello Raceway Development Company, LLC (“Monticello Raceway Development”).  Currently, only Monticello Raceway Management has operations which generate revenue.

VGM Operations.  We currently operate a 45,000 square foot VGM facility at Monticello Casino and Raceway.  Revenues derived from our VGM operations consist of VGM revenues and related food and beverage concession revenues.  Each of the VGMs is owned by the State of New York.  By statute, for a period of five years which began on April 1, 2008, 42% of gross VGM revenue is distributed to us.  Following that five-year period, 40% of the first $50 million, 29% of the next $100 million and 26% thereafter of gross VGM revenue will be distributed to us. Gross VGM revenues consist of the total amount wagered at our VGMs, less prizes awarded.   The statute also provides a marketing allowance for racetracks operating video lottery programs of 10% on the first $100 million of net revenues generated and 8% thereafter.  On August 3, 2010, legislation was passed to reduce operator fees by one percentage point at each level of VGM revenues effective August 11, 2010, which we anticipate resulting in an annual cost to us of approximately $550,000 to $600,000.  Daily VGM operational hours were also expanded from 16 to 20 hours under this legislation.  The legislation authorizing the implementation of VGMs expires in 2050 as a result of legislation enacted on August 3, 2010. Previously the legislation was set to expire in 2017.

VGM activities in the State of New York are presently overseen by the NYL.

Raceway Operations.  We derive our racing revenue principally from:

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

Simulcasting.  Import and, particularly, export simulcasting is an important part of our business.  Simulcasting is the process by which a live horse race held at one facility (the “host track”) is transmitted to another location that allows its patrons to wager on that race.  Amounts wagered are then collected from each off-track betting location and combined into appropriate pools at the host track’s tote facility where the final odds and payouts are determined.  With the exception of a few holidays, Monticello Casino and Raceway offers year-round simulcast wagering from racetracks across the country, including Aqueduct, Belmont, Meadowlands Racetrack, Penn National Race Course, Turfway Park, Santa Anita Racetrack, Gulfstream Park and Saratoga Racecourse.  In addition, races of national interest, such as the Kentucky Derby, Preakness Stakes and Breeders’ Cup supplement regular simulcast programming.  We also export live broadcasts of our own races to race tracks, casinos and off-track betting facilities in the United States, Canada, Germany, Austria, Isle of Man, Mexico, South America and the United Kingdom.

Pari-mutuel Wagering.  Our racing revenue is derived from pari-mutuel wagering at the track and government mandated revenue allocations from certain New York State off-track betting locations.  In pari-mutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds.  The dollars wagered form a pool of funds from which winnings are paid based on odds determined by the wagering activity.  The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a “take-out” or gross commission from which the racetrack pays state and county taxes and racing purses.  Monticello Raceway Management’s pari-mutuel commission rates are fixed as a percentage of the total handle or amounts wagered.

Index

Note B.  Summary of Significant Accounting Policies

Revenue recognition. Revenues represent (i) the net win from VGMs, (ii) revenues from pari-mutuel wagering earned from live harness racing and simulcast signals from other tracks and (iii) food and beverage sales and other miscellaneous income. Revenue from the VGM operations is the difference between the amount wagered by bettors and the amount paid out to bettors and is referred to as the net win. The net win is included in the amount recorded in our consolidated financial statements as gaming revenue. We report promotional allowances, which include incentives related to VGM play and points earned in loyalty programs, as a reduction of gaming revenue. We recognize revenues from pari-mutuel wagering earned from live harness racing and simulcast signals from other tracks, before deductions of such related expenses as purses, stakes and awards. Some elements of the racing revenues from Off-track Betting Corporations (“OTBs”) are recognized as collected, due to uncertainty and timing of payments.  Promotional allowances consist of the retail value of complimentary food, beverages and other items provided to our guests. In addition, promotional allowances include taxable bonus VGM play offered to our guests based on their relative gaming worth and prizes included in certain promotional marketing programs.

Principles of Consolidation.  The consolidated financial statements include our accounts and our wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents.  Cash and cash equivalents include cash on account, demand deposits and certificates of deposit with original maturities of three months or less at acquisition.  We maintain significant cash balances with financial institutions, which are not covered by the Federal Deposit Insurance Corporation. We have not incurred any losses in such accounts and believe we are not exposed to any significant credit risk on cash. Approximately $1.0 million of cash is held in reserve in accordance with NYL regulations.  We granted the NYL a security interest in the segregated cash account used to deposit NYL’s share of net win in accordance with the NYL Rules and Regulations.

Restricted cash.  We have four types of restricted cash accounts.

Under New York State Racing, Pari-Mutual Wagering and Breeding Law, Monticello Raceway Management is obliged to withhold a certain percentage of certain types of wagers towards the establishment of a pool of money, the use of which is restricted to the funding of approved capital improvements.  Periodically during the year, Monticello Raceway Management petitions the Racing and Wagering Board to certify that the noted expenditures are eligible for reimbursement from the capital improvement fund.  The balances in this account were approximately $229,000 and $163,000 at December 31, 2010 and 2009, respectively.

Pursuant to our contract with the Monticello Harness Horsemen’s Association (the “Horsemen”) we established an account to segregate amounts collected and payable to the Horsemen as defined in that contract. The balance in this account was approximately $1.2 million and $2 million at December 31, 2010 and 2009, respectively.

In April 2005, the New York law governing VGM operations was modified to provide an increase in the revenues retained by the VGM operator. A portion of that increase was designated as a reimbursement of marketing expenses incurred by the VGM operator. The amount of revenues directed toward this reimbursement is deposited in a bank account under the control of the NYL and the VGM operator. The funds are transferred from this account to the VGM operator upon the approval by NYL officials of the reimbursement requests submitted by the VGM operator. The balances in this account were approximately $368,000 and $334,000 at December 31, 2010 and 2009, respectively.

Index

In connection with our VGM operations, we agreed to maintain a restricted bank account with a balance of $400,000.  The NYL can make withdrawals directly from this account if they have not received their share of net win when due.  As of December 31, 2010, there were no withdrawals made from this account.

Accounts receivable.  Accounts receivable are stated at the amount we expect to collect.  When needed, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts.  Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and our judgment of collectability.  In the normal course of business, we settle wagers for other racetracks and are exposed to credit risk.  These wagers are included in accounts receivable.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  As of December 31, 2010, we recorded an allowance for doubtful accounts of approximately $168,000 and $763,000 as of December 31, 2009.

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

Loss Contingencies.  There are times when non-recurring events may occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for loss contingencies typically relate to certain legal proceedings, customer and other claims and litigation. As required by generally accepted accounting principles in the United States of America (“GAAP”), we determine whether an accrual for a loss contingency is appropriate by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our legal proceedings and other claims based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. We incurred no loss contingencies for 2010, 2009 or 2008.

Loss per common share.  We compute basic loss per share by dividing loss applicable to common shares by the weighted-average common shares outstanding for the year.  Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity.  Since the effect of outstanding options, warrants and Option Matching Rights is anti-dilutive with respect to losses, they have been excluded from our computation of loss per common share.  Therefore, basic and diluted losses per common share for the year ended December 31, 2010, 2009 and 2008 were the same.

Index

The following table shows the approximate number of common stock equivalents outstanding at December 30, 2010, 2009 and 2008 that could potentially dilute basic income per share in the future, but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

	Outstanding at December 31,
	2010	2009	2008
Options	7,822,000	8,080,000	2,824,000
Warrants	3,250,000	111,000	250,000
Option Matching Rights	5,580,000	7,441,000	---
Shares to be issued upon conversion of convertible debt	---	5,175,000	5,175,000
Total	16,652,000	20,807,000	8,249,000

Fair value.  In the first quarter of 2008, we adopted the Fair Value Measurements and Disclosures standard issued by the Financial Accounting Standards Board (“FASB”) for financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  As permitted in 2008, we chose not to elect the fair value option as prescribed by FASB for our financial assets and liabilities that had not been previously carried at fair value.  Our financial instruments are comprised of current assets and current liabilities.  Current assets and current liabilities approximate fair value due to their short term nature.

Advertising.  We record as current operating expense the costs of general advertising, promotion and marketing programs at the time those costs are incurred. Advertising expense was approximately $1.4 million, $646,000 and $767,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock-based compensation.  The cost of all share-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date.  The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant.  The fair value of restricted stock awards is equal to the market price of our common stock on the date of grant.  The fair value of share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant.  As of December 31, 2010, there was approximately $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our plans.  That cost is expected to be recognized over a period of 3 years.  This expected cost does not include the impact of any future stock-based compensation awards.

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

In July 2010, the FASB issued a second exposure draft proposing expanded disclosures regarding loss contingencies.  This proposal increases the number of loss contingences subject to disclosure and requires substantial quantitative and qualitative information to be provided about those loss contingencies.  The proposal will have no impact on our accounting for loss contingencies.

Note C. Property and Equipment

Property and equipment at December 31 consists of:

	(in thousands)
	2010	2009
Land	$770	$770
Land improvements	1,551	1,545
Buildings	4,583	4,583
Building improvements	24,824	24,778
Vehicles	187	164
Furniture, fixtures and equipment	3,816	3,423
	35,731	35,263
Less – Accumulated depreciation	(7,601)	(6,386)
	$28,130	$28,877

Depreciation expense was approximately $1.2 million for the years ended December 31, 2010, 2009 and 2008.

 The VGMs in our facility are owned by the NYL and, accordingly, our consolidated financial statements include neither the cost nor the depreciation of those devices.

Note D.  Deferred Development Costs

We have been working to develop a Class III tribal casino with various Native American tribes beginning in 1996.  Our most recent efforts have been in partnership with the St. Regis Mohawk Tribe focused on a site owned by us adjacent to our Monticello, New York facility. We have recorded costs associated with these activities as deferred development costs while the projects were being actively pursued. As a result of actions by the Bureau of Indian Affairs and other factors, these efforts have not been successful.

Index

On July 18, 2008, our subsidiaries, Monticello Raceway Management, Monticello Raceway Development and Monticello Casino Management entered into a settlement agreement with the St. Regis Mohawk Gaming Authority and the St. Regis Mohawk Tribe pursuant to which the parties agreed to release all claims against the other parties. The settlement was amended on October 9, 2008 to eliminate any remaining unfulfilled conditions and included our agreement to reimburse the St. Regis Mohawk Tribe approximately $444,000 for expenses incurred by them in connection with the project. We have recorded that amount as an expense in the year ended December 31, 2008. During 2010 and 2009, we did not incur any expenses which were treated as deferred development costs.

We do not have any current agreements relating to future developments with any Native American tribes.

Note E.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following at December 31, 2010 and 2009:

	2010	2009
	(in thousands)
Liability for horseracing purses	$1,529	$1,984
Accrued interest	73	2,167
Accrued payroll	847	466
Accrued redeemable points	484	317
Liability to NYL	355	165
Liability for local progressive jackpot	447	249
Accrued other	1,521	1,124
Total accrued expenses and other current liabilities	$5,256	$6,472

Note F.  Senior Convertible Notes

On July 26, 2004, we issued $65 million of 5-1/2% Convertible Senior Notes Due 2014 (the “Senior Notes”), with a maturity date of July 31, 2014 and each Holder, as defined under the indenture dated July 26, 2004 (the “Indenture”), had the right to demand that we repurchase the Senior Notes at par plus accrued interest on July 31, 2009.  Interest is payable semi-annually on January 31 and July 31.

The Senior Notes ranked senior in right of payment to all of our existing and future subordinated indebtedness.  The Senior Notes were secured by our tangible and intangible assets and by a pledge of the equity interests of each of our subsidiaries and a mortgage on our property in Monticello, New York.

The Senior Notes initially accrued interest at an annual rate of 5 ½%, which would have been maintained with the occurrence of the “Trigger Event,” as defined under the Indenture.  Since the events that constitute the “Trigger Event” did not occur within the time period allotted under the Indenture, the Senior Notes had accrued interest from and after July 31, 2005 at an annual rate of 8%.  The holders of the Senior Notes had the option to convert the Senior Notes into shares of our common stock at any time prior to maturity, redemption or repurchase.  The initial conversion rate was 72.727 shares per each $1,000 principal amount of the Senior Notes.  This conversion rate was equivalent to an initial conversion price of $13.75 per share.  Since the Trigger Event did not occur on or prior to July 31, 2005, the initial conversion rate per each $1,000 principal amount of the Senior Notes was reset to $12.56 per share.  This rate would have resulted in the issuance of 5,175,159 shares upon conversion.

Under the terms of the Senior Notes, we had an obligation to repurchase any of the Senior Notes at a price equal to 100% of their principal amount on July 31, 2009; to the extent that the Holder, as defined under the Indenture, delivered a properly executed Put Notice, as defined under the Indenture.  We sought a judicial determination, which we refer to as the “Action,” in the Supreme Court of New York, Sullivan County (the “Sullivan County Court”), against the beneficial owners of the Senior Notes, as well as The Depository Trust Company (“DTC”) and the Bank of New York Mellon Corporation (the “Trustee,” and together with DTC, the “Defendants”) that (1) no Holder, delivered an executed Put Notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture prior to the close of business on July 31, 2009, and that (2) the three entities that gave the purported notice of default may not and have not accelerated the Senior Notes or invoked certain other consequences of a default.  On April 8, 2010, we received the Decision and Order (the “Decision”) from the Sullivan County Court granting the Defendants’ motion for summary judgment.  The Decision provides that the Sullivan County Court has determined that the Defendants properly exercised the option requiring us to repurchase the Senior Notes, that we are in default under the Senior Notes with respect to our failure to repurchase the Senior Notes on July 31, 2009 and that we must now repurchase the Senior Notes.  On May 11, 2010, we filed a notice of appeal with the Third Judicial Department of the Appellate Division of the Supreme Court of the State of New York (the “Appellate Division”) to appeal the Decision.

Index

A failure to have repurchased the Senior Notes when required would have resulted in an “Event of Default” under the Indenture.  Due to the “Event of Default,” the accrued interest increased to an annual rate of 9% on the overdue principal as of August 4, 2009, the date of the purported occurrence of the Event of Default, through November 18, 2010, the date we paid-off the Senior Notes.

In connection with settlement discussions with the holders of the Senior Notes, we redeemed $5 million principal amount of the Senior Notes on July 30, 2010 and an additional $5 million principal amount of the Senior Notes on August 12, 2010.  On September 23, 2010, we entered into a settlement agreement with beneficial owners of approximately 93.7% of the outstanding principal amount of the Senior Notes and the Trustee, pursuant to which the parties agreed to settle all claims relating to the Action (the “Settlement Agreement”).  Pursuant to the Settlement Agreement, we have agreed, subject to our right to consummate the Note Purchase described below and subject to stockholder approval, to (a) repay $22.5 million in aggregate principal amount of the Senior Notes (the “Installment Payments”) and (b) exchange up to 100% of the aggregate principal amount of the Senior Notes that remain outstanding after giving effect to the such repayments for consideration consisting of (x) $32.5 million in aggregate principal amount of 12% Convertible Senior Notes due 2014 to be issued by us and (y) a pro rata share of one million shares of our common stock, (collectively, the “Debt Exchange”).  On or before November 22, 2010, we had the option in lieu of consummating the Debt Exchange to repurchase all the Senior Notes for an amount equal to the sum of all outstanding principal and interest owed on the Senior Notes plus $975,000, to be paid on a pro rata basis to the beneficial holders of the Senior Notes (the “Note Purchase”).   All accrued and unpaid interest to be paid with respect to the Senior Notes pursuant to the terms of the Settlement Agreement included interest due on overdue principal and interest at the default rate provided in the Senior Notes, assuming that the principal of and interest on the Senior Notes became due and payable in full on August 3, 2009.

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

On November 17, 2010, we entered into a loan agreement (the “Loan Agreement”) with Kien Huat, our largest stockholder, to provide, subject to the conditions contained therein to us a short-term bridge loan to a rights offering (the “Bridge Loan”) pursuant to which we received aggregate proceeds of $35 million from Kien Huat, which proceeds was used, together with available funds, to repay in full our obligations under the Senior Notes, including outstanding principal and interest then owed on the Senior Notes plus an additional $975,000, as permitted under the Settlement Agreement (see Note G).

We recognized interest expense associated with the Senior Notes of approximately $5.2 million in each of the years ended December 31, 2010 and 2009. Included in the interest expense associated with the Senior Notes for the year ended December 31, 2010, was default interest expense of approximately $814,000.

Note G.  Short Term Loan

On November 17, 2010, we entered into the Loan Agreement with Kien Huat, pursuant to which Kien Huat agreed to make the Bridge Loan to us, subject to the terms and conditions set forth in the Loan Agreement and represented by a convertible promissory note (the “Note”), dated November 17, 2010.

Index

Proceeds of the Bridge Loan were used to effectuate the repurchase of our then outstanding Senior Notes in accordance with the terms of the Settlement Agreement between us and certain of the beneficial owners of the Senior Notes dated as of September 23, 2010 (see Note F).  Pursuant to the Settlement Agreement, we had the right to repurchase the Senior Notes on or before November 22, 2010 for an amount equal to the sum of all outstanding principal and interest then owed on the Senior Notes plus an additional $975,000.

The Note provides that the Bridge Loan bears interest at a rate of 5% per annum, payable in cash in arrears monthly, during its initial term.  The maturity date of the Bridge Loan is the earlier of the consummation of our proposed rights offering, as described below, and June 30, 2011 (the “Outside Date”).  In the event the proposed rights offering does not occur on or before June 30, 2011, we may, subject to the satisfaction of certain conditions, extend the Outside Date to September 30, 2011, during which time interest shall accrue at a rate of 10% per annum.  Subject to the satisfaction of certain conditions including (1) five business days have passed after the date on which the rights issued in the proposed rights offering expire and the offering of  our common stock pursuant thereto is terminated, (2) we prepaid the indebtedness in an amount equal to 100% of the aggregate amount of gross proceeds received by us for exercised rights pursuant to the proposed rights offering, (3) the proceeds from the proposed rights offering are insufficient to repay the Bridge Loan in full and we have not otherwise prepaid the Bridge Loan in full, and (4) no monetary or other material default as defined in the Loan Agreement is continuing, the remaining unpaid principal amount of the Bridge Loan will have a maturity date of a term of two years at an interest rate of 5% per annum convertible at a price equal to the exercise price of the rights issued in the proposed rights offering (period of such extension is “Extension Term”).

Subject to and upon compliance with the provisions of the Loan Agreement, during the Extension Term, Kien Huat has the right to convert all or any portion of the principal sum evidenced by the Note such that the unconverted portion is $1,000 or a multiple of $1.00 in excess thereof into fully paid and non-assessable shares of our common stock at a conversion rate of initially 1,132 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $0.8837 per share, subject to adjustment in accordance with the Loan Agreement, by surrender of the Note, in whole or in part in the manner provided in the Loan Agreement.

If, as of any date during the Extension Term (the “Measuring Date”), the average of the last reported bid prices of our common stock for the twenty consecutive trading days as defined in the Loan Agreement, ending on the trading day prior to the Measuring Date exceeds 200% of the conversion price in effect on the Measuring Date, then we are entitled to elect that Kien Huat convert all of the principal sum evidenced by the Note into shares of our common stock in accordance with the terms and provisions of the Loan Agreement.  If we do not elect to force conversion of the Note and there have been no events of default as defined in the Loan Agreement, we may voluntarily prepay the Bridge Loan in whole or in part, with all interest accrued through the applicable period, absent notice from Kien Huat of its election to convert the Note.

On November 8, 2010, we announced our intention to conduct a rights offering upon terms to be determined by the Board.  In the proposed rights offering, if conducted, all holders of our common stock will be granted with respect to each share they hold the non-transferrable right to purchase approximately 0.56975 shares of  our common stock (subject to adjustment based on the number of shares outstanding on the record date for the rights offering) at a price of $0.8837 per share.  Pursuant to the Loan Agreement, Kien Huat also agreed to purchase all shares issuable pursuant to the basic rights that would be allocated to it with respect to its currently owned shares of our common stock.  If conducted, the proceeds of the rights offering will be used, to the extent available, to repay amounts outstanding under the Bridge Loan.  If, upon the completion of the rights offering, the proceeds thereof are insufficient to repay in full all amounts outstanding under the Bridge Loan, including principal and accrued interest thereon, Kien Huat has agreed to convert the full amount remaining unpaid into a convertible term loan with a term of two years, which will bear interest at a rate of 5% per annum and will be convertible at a price equal to the exercise price of the rights issued in the rights offering. We have filed a registration statement with the Securities and Exchange Commission for the proposed rights offering to our stockholders, which as of the time of this filing has not been declared effective.

We recognized approximately $219,000 in interest expense associated with the Bridge Loan during the year ended December 31, 2010.

Index

Note H.  Revolving Credit Facility

On January 11, 2005, we entered into a credit facility with Bank of Scotland.  The credit facility provided for a $10 million senior secured revolving loan (subject to certain reserves) that matured on July 24, 2009.

On July 27, 2009, we entered into a loan agreement with The Park Avenue Bank of New York (“PAB”) reflecting the assignment of the credit facility to it from the Bank of Scotland (the “PAB Loan Agreement”).  In connection with that transaction, we made a cash payment of approximately $2.5 million to reduce the principal amount outstanding to approximately $4.4 million.  One of the provisions of the PAB Loan Agreement was a short-term maturity date of July 28, 2009.  On July 29, 2009, we received a notice of the occurrence of an “Event of Default” under the PAB Loan Agreement as a result of our failure to pay the principal due on July 28, 2009.

On October 9, 2009, we entered into an amendment to the PAB Loan Agreement (the “Amendment”).  The Amendment is intended to cure the default by us of our prior failure to pay the approximately $4.4 million outstanding principal of the loan on its initial maturity on July 28, 2009.  The Amendment reinstates the loan by extending the maturity date of the PAB Loan Agreement to December 31, 2009, and reduced the interest rate on the loan from 15% to 8% per annum.  In connection with the Amendment, we reduced the outstanding principal amount of the loan by $1 million.  On December 18, 2009 we fully satisfied the remaining outstanding balance and the PAB Loan Agreement terminated.

As a condition to the closing of the PAB Loan Agreement, we issued warrants (the “Warrants”) to purchase an aggregate of 277,778 shares of our common stock, at an exercise price of $0.01 per share, to PAB and a designee of a participant in the loan.  The Warrants expire on July 26, 2014.  The Warrants were valued at approximately $564,000, using the Black-Scholes valuation model.

We recognized approximately $943,000 and $536,000 in interest expense associated with the credit facility for the years ended December 31, 2009 and 2008, respectively. The interest expense for the year ended December 31, 2009 included approximately $564,000 related to the Warrants.

Note I.  Stockholders’ Equity

Common Stock

On August 19, 2009, we entered into an investment agreement with Kien Huat (the “Investment Agreement”), pursuant to which (i) we issued to the Kien Huat 6,804,188 shares of our common stock  (the “First Tranche”), or approximately 19.9% of the outstanding shares of common stock on a pre-transaction basis, for aggregate consideration of $11 million, and (ii) agreed, following stockholder approval of the transaction, to issue an additional 27,701,852 shares of common stock to Kien Huat  (the “Second Tranche”) for additional consideration of $44 million.  We held a special meeting of our stockholders on November 10, 2009, at which our stockholders approved, among other things, the issuance of shares and related proposals to facilitate the Second Tranche.  The closing of the Second Tranche occurred on November 12, 2009, at which time we issued an additional 27,701,852 shares of common stock to Kien Huat for consideration of $44 million in accordance with the terms of the Investment Agreement.  We have used and intend to use the proceeds of the First Tranche and the Second Tranche for transaction costs, to pay interest on existing indebtedness, for general working capital and for restructuring of our capital base. The shares of common stock issued pursuant to the Investment Agreement have not been registered under the Securities Act.

As a result of the closing of the Second Tranche, as of November 12, 2009, Kien Huat owned 34,506,040 shares of our common stock, representing just under 50% of our voting power.  As of the closing of the Second Tranche we had certain options and warrants outstanding.  Under the Investment Agreement, if any of such options or warrants are exercised (or any of the first one million options or warrants issued after the closing of the First Tranche to our officers and directors who held either of such positions as of July 31, 2009), Kien Huat has the right to purchase an equal number of additional shares of common stock as are issued upon such exercise at the exercise price for the applicable option or warrant, which right we refer to herein as the “Option Matching Right.”  Following any such purchase by Kien Huat, Kien Huat may not own more than one share less than 50% of our voting power.

Index

Under the terms of the Investment Agreement, Kien Huat is entitled to recommend three directors whom we are required to cause to be elected or appointed to our Board of Directors (the “Board”), subject to the satisfaction of all legal and governance requirements regarding service as a member of our Board and to the reasonable approval of the Governance Committee of the Board.  Kien Huat will continue to be entitled to recommend three directors for so long as it owns at least 24% of our voting power outstanding at such time, after which the number of directors whom Kien Huat will be entitled to designate for election or appointment to the Board will be reduced proportionally to Kien Huat’s percentage of ownership.  Under the Investment Agreement, for so long as Kien Huat is entitled to designate representatives to the Board, among other things, Kien Huat will have the right to nominate one of its director designees to serve as the Chairman of the Board.  Until such time as Kien Huat ceases to own capital stock with at least 30% of our voting power outstanding at such time, the Board will be prohibited under the terms of the Investment Agreement from taking certain actions relating to fundamental transactions involving us and our subsidiaries and certain other matters without the affirmative vote of the directors designated by Kien Huat.

Of the $55.0 million invested by Kien Huat, $36.6 million was allocated to common stock and additional paid-in capital and approximately $18.4 million was attributed to the fair value of the Option Matching Rights using the Black-Scholes valuation model.

During the year ended December 31, 2010, we granted approximately 225,000 Option Matching Rights at a weighted average exercise price of $1.33 and an aggregate fair value of $229,000 to Kien Huat, pursuant to the Investment Agreement.  During the year ended December 31, 2010, Kien Huat exercised approximately 135,000 of its Option Matching Rights for total proceeds of $36,000 and approximately 2.0 million Option Matching Rights expired.  As of December 31, 2010, there were approximately 5.6 million Option Matching Rights issued to Kien Huat outstanding at a weighted average exercise price of $3.24.

During the year ended December 31, 2009, Kien Huat exercised approximately 295,000 of its Option Matching Rights for total proceeds of $139,000 and approximately 45,000 Option Matching Rights expired.  As of December 31, 2009, there were approximately 7.2 million Option Matching Rights issued to Kien Huat at a weighted average exercise price of $2.97 outstanding.

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

On March 24, 2008, we adopted a stockholders rights plan and initially declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of April 3, 2008. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $20 per unit. Under certain circumstances, if a person or group acquires 20 percent or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $20 exercise price, shares of our common stock or that of any company into which we are merged having a value of $40. The rights expired on March 24, 2010. Because the rights may substantially dilute the stock ownership of a person or group attempting to take over our company without the approval of our Board, our rights plan could make it more difficult for a third-party to acquire us (or a significant percentage of our outstanding common stock) without first negotiating with our Board regarding that acquisition.

Preferred Stock and Dividends

Our Series B Preferred Stock has voting rights of 0.8 votes per share and each share is convertible into 0.8 shares of our common stock. It has a liquidation value of $29 per share and is entitled to annual cumulative dividends of $2.90 per share payable quarterly in cash. We have the right to pay the dividends on an annual basis by issuing shares of our common stock at the rate of $3.77 per share. The value of common shares issued as payment is based upon the average closing price for the common shares for the 20 trading days preceding January 30 of the year following that for which the dividends are due. At December 31, 2010 and 2009, there were 44,258 shares of Series B Preferred Shares outstanding.

Index

At December 31, 2010, we had undeclared dividends on the Series B Preferred Stock of approximately $167,000. On March 14, 2011, our Board authorized issuance of 178,643 shares of common stock in payment of the amount due.  The value of these shares when issued was approximately $114,000.

On February 23, 2010, our Board authorized issuance of 74,705 shares of common stock as payment of the dividends due for the year ended December 31, 2009 on our Series B preferred stock.  The value of these shares when issued was approximately $138,000.

On March 9, 2009, our Board authorized issuance of 124,610 shares of our common stock as payment of dividends due for the year ended December 31, 2008 on our Series B preferred stock.  The approximate value of these shares when issued was $111,000.

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

At December 31, 2010, we had cumulative undeclared dividends on our Series E Preferred Stock of approximately $11.2 million.

Note J.  Stock Options and Warrants

Options that were granted to a director, who resigned in December 2010, would have otherwise expired on the date of resignation or in thirty days based on the equity incentive plan under which the options were issued, but were extended to the original expiration dates set forth for the respective options, as permitted under the respective plans.  The modifications resulted in additional stock-based compensation expense of approximately $83,000 in the year ended December 31, 2010.

On November 9, 2010, the Compensation Committee of the Board approved the grant of the following options to our directors and certain executive officers in consideration of their continued service to the Company: (i) an option granted to each of our six non-employee directors to purchase 40,000 shares of our common stock at an exercise price of $0.93 per share, which vest in equal portions annually over a three year period from the grant date or upon the grantee’s involuntary dismissal from the Board, if earlier; (ii) an option granted to our Chief Executive Officer and Chief Financial Officer to purchase 480,000 shares of our common stock at an exercise price of $0.93 per share, which vest in equal portions annually over a three year period from the grant date; (iii) an option granted to the Chairman of the Board to purchase 1,400,000 shares of our common stock at an exercise price of $0.93 per share, which vest in equal portions annually over a three year period from the grant date; and (iv) an option granted to our VP of Legal Affairs to purchase 80,000 shares of our common stock at an exercise price of $0.93 per share, which vest in equal portions annually over a three year period from the grant date.

On May 11, 2010, as part of a legal settlement with our former CEO, we paid our former CEO consideration of $1.5 million, inclusive of legal fees, and issued warrants to purchase an aggregate of 3.25 million shares of our common stock at $2.00 per share, as follows: (i) 250,000 shares with an expiration date of May 10, 2015; (ii) 1 million shares with an expiration date of May 10, 2015; and (iii) 2 million shares with an expiration date of May 10, 2020, which may be exercised on a cashless basis and cannot be exercised until the warrants to purchase 1.25 million shares described in clauses (i) and (ii) above have been exercised in full. The warrants were recorded as legal settlement expense and valued at approximately $5.6 million.

As a condition to the closing of the PAB Loan Agreement, we issued the Warrants to purchase an aggregate of 277,778 shares of our common stock, at an exercise price of $0.01 per share, to PAB and a designee of a participant in the loan.  The Warrants expire on July 26, 2014.  The Warrants were valued at approximately $564,000, using the Black-Scholes valuation model. In October and November 2009, PAB exercised their portion of the Warrants and were granted 166,102 shares of our common stock.  In March 2010, the designee of a participant in the loan exercised its portion of the Warrants and was granted 110,465 shares of our common stock.

Index

On November 12, 2009, Kien Huat has, with our consent, assigned its Option Matching Rights to a director with respect to an existing option to purchase 250,000 shares of our common stock at an exercise price of $1.14 per share.  The Option Matching rights expire on April 26, 2014 and were valued at approximately $673,000 using the Black-Scholes valuation model.  As of December 31, 2010, all 250,000 Option Matching Rights granted to the director were outstanding.

On November 10, 2009 our stockholders approved the Second Amended and Restated 2005 Equity Incentive Plan. We have reserved an additional 2.0 million shares of common stock for issuance in connection with this plan.  On June 16, 2009 our stockholders approved the Amended and Restated 2005 Equity Incentive Plan. We have reserved an additional 5.0 million shares of common stock for issuance in connection with this plan.  As of December 31, 2010, there were $10.5 million shares reserved for issuance in connection with this plan.

During the period from April 15, 2009 to June 8, 2009, we granted approximately 3.2 million options to directors and officers at exercise prices that varied from $1.11 to $1.78 (exercise price was determined by using the closing stock price on the day of grant), but the grants were subject to our stockholders’ approval of an amendment to increase the number of shares in our 2005 Equity Incentive Plan.  Stockholders’ approval was obtained on June 16, 2009 on which date the stock price was $1.57.  The stock-based compensation expense related to these grants was approximately $230,000 and $2.2 million for the years ended December 31, 2010 and 2009, respectively.

On September 11, 2009 we granted 750,000 options to a director at an exercise price of $3.38 (exercise price was determined by using the closing stock price on the day of grant), but the grant was subject to stockholder approval, which was obtained on November 10, 2009 on which date the stock price was $3.11.  The stock-based compensation expense related to this grant was approximately $628,000 and $185,000 for the years ended December 31, 2010 and 2009, respectively.

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

Stock-based compensation expense is approximately $2.6 million, $5.5 million and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.  As of December 31, 2010, there was approximately $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under our plans.  That cost is expected to be recognized over the remaining vesting period of three years.  This expected cost does not include the impact of any future stock-based compensation awards.

During the years ended December 31, 2010, 2009 and 2008 we received approximately $35,000, $138,000 and $13,000, respectively, of proceeds from shares of common stock issued as a result of the exercise of stock options.  We issued approximately 25,000, 129,000 and 14,000 shares of common stock as a result of these exercises during the years ended December 31, 2010, 2009 and 2008, respectively.

Index

The following table sets forth the weighted average assumptions used in applying the Black Sholes option pricing model to the option grants in 2010, 2009 and 2008.

	2010	2009	2008
Weighted average fair value of options granted	$0.75	$1.59	$1.73
Expected dividend yield	0%	0%	0%
Expected volatility	103.0%	107.7%	102.3%
Risk – free interest rate	1.4%	2.7%	3.4%
Expected life of options	5 years	5.9 years	6.2 years

The following table reflects stock option activity in 2010, 2009 and 2008.

	Approximate number of shares	Range of exercise prices per share	Weighted average exercise price per share	Weighted average contractual life

Options outstanding at January 1, 2008	2,403,000		$5.54	7.6 years
Granted in 2008	456,000	$1.00 - $2.98	$2.19
Exercised in 2008	(14,000)	$1.00	$1.00
Cancelled in 2008	(21,000)	$2.12 - $ 6.75	$5.78

Options outstanding at December 31, 2008	2,824,000		$5.02	6.6 years
Granted in 2009	5,471,000	$1.11 - $ 3.38	$1.92
Exercised in 2009	(129,000)	$1.00 – $ 1.40	$1.07
Cancelled in 2009	(86,000)	$1.57 - $14.25	$4.27

Options outstanding at December 31, 2009	8,080,000		$3.00	4.8 years
Granted in 2010	2,478,000	$0.93 - $ 2.30	$0.99
Exercised in 2010	(25,000)	$1.40	$2.56
Cancelled in 2010	(2,711,000)	$0.93 - $11.97	$1.40

Options outstanding at December 31, 2010	7,822,000		$2.52	3.6 years

Options exercisable at December 31, 2010	5,092,000		$3.29	2.0 years

Note K.  Income Taxes

We and all of our subsidiaries file a consolidated income tax return. At December 31, 2010 and 2009, the estimated deferred income tax assets and liability were comprised of the following:

	2010		2009
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards		$60,435		$67,472
Stock – based compensation		7,880		4,158
Allowance for doubtful accounts		74		336
Charitable contributions		138		136
Depreciation		(94)		(7)
Net deferred tax assets		68,433		72,095
Valuation allowance		(68,433)		(72,095)
Deferred tax assets, net	$	---	$	---

Index

The valuation allowance increased (decreased) approximately $(3,662), $4,892, and $4,700 during the years ended December 31, 2010, 2009 and 2008 respectively.

The following is a reconciliation of the federal statutory tax rate to our effective tax rate:

	Year ended December 31,
	2010	2009	2008
Tax provision at federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net	9.0%	9.0%	9.0%
Permanent items	0.2%	2.3%	0.3%
Expiration of net operating loss carry forwards	(53.5)%	---%	---%
Change in valuation allowance	(9.3)%	(46.3)%	(44.3)%
Effective tax rate	0.0%	0.0%	0.0%

There are limits on our ability to use our current net operating loss carry forwards, potentially increasing future tax liability.  As of December 31, 2010, we had net operating loss carry forwards of approximately $137 million that expire between 2010 and 2030.   The 2004 merger of our operations with Catskills Development LLC and the investment by Kien Huat in 2009 will limit the amount usable in any year of our net operating losses due to the change in control of the Company within the meaning of the tax laws.

As of December 31, 2010, we do not have any uncertain tax positions. As a result, there are no unrecognized tax benefits as of December 31, 2010. If we were to incur any interest and penalties in connection with income tax deficiencies, we would classify interest in the "interest expense" category and classify penalties in the "non-interest expense" category within the consolidated statements of operations.

We file tax returns in the U.S. federal jurisdiction and in various states. All of our federal and state tax filings as of December 31, 2009 have been timely filed.  We are subject to U.S. federal or state income tax examinations by tax authorities for years after 2006.  During the periods open to examination, we have net operating loss and tax credit carry forwards that have attributes from closed periods. Since these net operating loss and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

Note L.  Promotional Allowances

Promotional allowances consist of the retail value of complimentary food, beverages and other items provided to our guests. In addition, promotional allowances include taxable bonus VGM play offered to our guests based on their relative gaming worth and prizes included in certain promotional marketing programs.

We are participating in a non-taxable bonus VGM play pilot program, as authorized by the NYL. Under normal circumstances, bonus VGM play provided to a guest is subject to the NYL tax. The pilot program authorizes us to provide up to 10% of our VGM win as non-taxable bonus VGM play to our guests. This non-taxable bonus VGM play cannot be converted into cash and must be played at a VGM. Such non-taxable bonus VGM play is not included in gaming revenues or in promotional allowances since there is no direct cost to us for providing this incentive. The amount of non-taxable bonus VGM play played by our guests was approximately $5.4 million and $2.3 million for the year ended December 31, 2010 and 2009 respectively.

At our discretion, we may exceed the 10% limit authorized for non-taxable bonus VGM play. If the 10% threshold is exceeded, the bonus VGM play is taxable, and is included in gaming revenues and promotional allowances. The cost for providing taxable bonus VGM play played by our guests was $445,000 and $665,000 for the year ended December 31, 2010 and 2009 respectively, and are classified as gaming costs and expenses on the statement of operations.

Index

The retail value of food, beverage, other services, taxable bonus VGM play and other prizes provided to our guests are included in revenues; and promotional allowances for the years ended December 31, 2010, 2009, and 2008 are as follows:

	Year ended
	December 31, 2010	December 31, 2009	December 31, 2008
Retail:	(in thousands)
Food and beverage	$1,848	$1,187	$844
Taxable bonus VGM play	754	1,147	59
Players club awards	645	889	1,200
Bus group sales incentives	17	173	245
Total promotional allowances	$3,264	$3,396	$2,348

Cost:
Food and beverage	$742	$459	$336
Taxable bonus VGM play	445	665	34
Players club awards	645	889	1,200
Bus group sales incentives	8	85	135
Total promotional allowances	$1,840	$2,098	$1,705

Note M. Concentration

We have no accounts receivable concentration as of December 31, 2010. Two debtors, NYCOTB and New Jersey Sports and Exposition Authority, represented approximately 12% and 11%, respectively of the total outstanding accounts receivable as of December 31, 2009.

Note N. Employee Benefit Plan

Our eligible employees may participate in a Company-sponsored 401(k) benefit plan (the “Plan”). The Plan covers substantially all employees not eligible for plans resulting from collective bargaining agreements and permits employees to defer up to 15% of their salary up to statutory maximums. The Plan also provides for matching contributions by us of up to 100% of salary deferrals that do not exceed 3% of compensation plus 50% of salary deferrals between 3% and 5% of compensation. Effective with the payroll periods beginning March 23, 2009 and May 4, 2009, we amended the Plan to discontinue Company matching contributions for salaried and hourly employees, respectively.  Matching contributions for the years ended December 31, 2010, 2009 and 2008 were approximately $0, $63,000 and $215,000, respectively. As of December 31, 2010, the Plan had 102 participants.

Note O.  Commitments and Contingencies

Legal Proceedings

Bryanston Group v. Empire Resorts, Inc.

A complaint has been filed in the Supreme Court of The State of New York, New York County (the “New York County Court”) on or about July 12, 2010 against us. The lawsuit arises out of a recapitalization agreement entered into on December 10, 2002 pursuant to which we issued Series E preferred stock to Bryanston Group, Inc. and Stanley Tollman. The complaint is brought by Bryanston Group, Inc. and Stanley Tollman alleging that we breached the terms of the recapitalization agreement by (i) failing to use the funds from the 2009 investment by Kien Huat to redeem the Series E preferred shares and pay dividends on the shares; and (ii) paying in excess of $1 million per year in operating expenses (including paying the settlement to our former chief executive officer, Joseph Bernstein) while not redeeming the Series E preferred shares and paying dividends on the shares.  The plaintiffs had unsuccessfully sought a preliminary injunction, asking the New York County Court to have us put into escrow funds sufficient to pay the purchase price for the redemption the Series E shares and the dividends.  We have since filed a motion to dismiss the complaint. While we cannot predict the outcome of this litigation, we believe the lawsuit is without merit and we will aggressively defend our interests.

Index

Monticello Raceway Management, Inc. v. Concord Associates L.P.

On January 25, 2011, our subsidiary, Monticello Raceway Management, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who is a significant stockholder.  The lawsuit seeks amounts that we believe are owed to us under an agreement between Concord, Monticello Raceway Management and the Monticello Harness Horsemen’s Association, Inc. (the “Horsemen’s Agreement”).  Pursuant to the Horsemen’s Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the Concord Property or July 31, 2011, we were to continue to pay to the Monticello Harness Horsemen’s Association, Inc. 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period.  As of December 31, 2010, we believe Concord owed us approximately $300,000 for the VGM Shortfall.  Concord has contested its responsibility to make such VGM Shortfall payments to us.  While we are unable at this time to estimate the likelihood of a favorable outcome in this matter, we intend to prosecute vigorously our claims against Concord.

Other Proceedings

We are a party from time to time to various other legal actions that arise in the normal course of business.  In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

Employment and Consulting Agreements

In 2009, we entered into a consulting agreement with a current member of the Board who was appointed upon the recommendation of Kien Huat pursuant to its rights under the Investment Agreement, which the director terminated on June 21, 2010.  Pursuant to this consulting agreement, the director had agreed to provide us with certain consulting services, including assisting us in expanding our presence in the gaming industry and advise us on matters related to casino development.  The director’s consulting agreement provided for an annual consideration of $300,000, paid in equal monthly installments.  We recorded approximately $250,000 and $110,000 for services rendered pursuant to this agreement during the years ended December 31, 2010 and 2009, respectively.

We were also previously a party to consulting agreements with two former directors entered into in 2009. One consulting agreement was with the legal firm (the “Consulting Firm”) of our then Chairman of the Board, who was also appointed upon the recommendation of Kien Huat.  This consulting agreement required the Consulting Firm to provide guidance with the development of casinos and Native American and government relations. The term was for one year, and expired August 31, 2010, and provided for annual consideration to the Consulting Firm of $120,000 paid in equal monthly installments. We recorded approximately $80,000 and approximately $40,000 for services rendered by the Consulting Firm during the year ended December 31, 2010 and 2009, respectively. The other consulting agreement we entered into in 2009 with a former director required the director to provide certain consulting services to us.  In consideration for these services, we had agreed to pay the director $12,500 per month, or $150,000 annually, and granted the director an option to purchase 500,000 shares of our common stock pursuant to our 2005 Equity Incentive Plan, which was to vest on August 31, 2010.  This consulting agreement was terminated in August 2010.  The director returned all consideration payable under this agreement in 2010 and 2009 and forfeited the options granted relating to the Consulting Agreement.

Future minimum payments applicable to employment contracts with our chief executive officer and other executive officers are as follows (Dollars in thousands):

2011	$1,234
2012	894
$2,128

Index

Note P.  Subsequent Events

On February 16, 2011, we filed an Amended and Restated Certificate of Incorporation (the “Amended Charter”) with the Secretary of State of the State of Delaware.  The Amended Charter our prior Amended and Restated Certificate of Incorporation, as amended, by: (1)  increasing our authorized capital stock from 100 million shares, consisting of 95 million shares of common stock and 5 million shares of preferred stock, to a total of 155 million shares, consisting of 150 million shares of common stock and 5 million shares of preferred stock (the “Authorized Capital Amendment”); and (2) eliminating the classified board provisions and providing for the annual election of all directors (the “Declassification Amendment”). The Authorized Capital Amendment and the Declassification Amendment were each approved by the requisite vote of our stockholders at a special meeting of stockholders held on February 16, 2011.

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

The evaluation of Empire Resorts, Inc.’s disclosure controls and procedures and internal control over financial reporting included a review of our objectives and processes, implementation by us and the effect on the information generated for use in this Annual Report.  In the course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act of 2002, we sought to identify material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting that would have a material effect on our consolidated financial statements, and to confirm that any necessary corrective action, including process improvements, were being undertaken.  Our evaluation of our disclosure controls and procedures is done quarterly and management reports the effectiveness of our controls and procedures in our periodic reports filed with the Securities and Exchange Commission. Our internal control over financial reporting is also evaluated on an ongoing basis by our internal auditors and by other individuals in our organization.  The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and internal control over financial reporting and to make modifications as necessary.  We periodically evaluate our processes and procedures and make improvements as required.

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

Index

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Item 9B.	Other Information.

None.

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Joseph A. D’Amato	63	Chief Executive Officer and Director
Emanuel R. Pearlman	50	Chairman of the Board
Au Fook Yew	61	Director
Nancy A. Palumbo	50	Director
Gregg Polle	50	Director
James Simon	64	Director
Charles Degliomini	52	Executive Vice President
Clifford A. Ehrlich	51	President and General Manager of Monticello Raceway Management
Nanette L. Horner	46	Chief Compliance Officer
Laurette J. Pitts	42	Chief Financial Officer
_____________

In February 2011, we amended our certificate of incorporation and bylaws to eliminate the classified structure of our Board and provide for the election of all directors annually.  The declassification of our Board was intended to provide more accountability of our Board and executive managements to our stockholders. The amendment provided that our Board will become fully declassified at the 2011 Annual Meeting of Stockholders. The terms of all of our current directors will expire at the 2011 annual meeting of stockholders, and all directors will be up for election for one-year terms at the 2011 Annual Meeting of Stockholders and at every subsequent Annual Meeting of Stockholders. Any director chosen as a result of a newly created directorship or to fill a vacancy on the Board after the declassification amendment would hold office for a term expiring at the next Annual Meeting of Stockholders. This does not change the present number of directors or the Board’s authority to change that number and to fill any vacancies or newly created directorships.

The business experience of each or our directors and executive officers is as follows:

Joseph A. D’Amato.  Joseph A. D’Amato, age 63, has served as our Chief Executive Officer since January 2010 and as our Chief Financial Officer from September 2009 until December 2010.  He has served as a Director since September 2010.  Prior to his employment with the Company, Mr. D’Amato most recently served as the Chief Executive Officer of Mount Airy Casino Resort in Pennsylvania, from 2007 to 2009, and as Chief Financial Officer of the Seneca Gaming Corporation in Western New York from 2002 to 2005 and as its Chief Operating Officer from 2005 to 2007. During his earlier career in the gaming industry, Mr. D’Amato served in various executive capacities with the Trump Entertainment, Park Place and Golden Nugget organizations. From 1970-1975, Mr. D’Amato was a Senior Auditor at Ernst & Young. Mr. D’Amato has participated in raising over $2 billion in the public and bank finance markets, and has extensive experience with Sarbanes Oxley and the filing requirements and regulations of the Securities and Exchange Commission. He has been a CPA in New Jersey and Pennsylvania and received an MS in Taxation from Widener University in 1985, an MBA (Finance) from LaSalle University in 1978, and a BS in Business Administration from LaSalle University in 1970.

Emanuel R. Pearlman.  Emanuel R. Pearlman, age 50, has more than 20 years of experience in investing, finance, operations, and advisory positions with publicly-traded and private companies.  Mr. Pearlman is the founder and Chief Executive Officer of Liberation Investment Group (“Liberation”), a New York-based investment management and financial consulting firm.  Prior to founding Liberation, Mr. Pearlman served as the Executive General Partner of Gemini Partners, L.P. and Gemini Partners II, L.P., private investment partnerships that specialized in strategic block investing and financial consulting, from 1988 to 2002.  From 2000 to 2001, Mr. Pearlman also served as the Chief Operating Officer of Vornado Operating Corporation, a publicly-traded company affiliated with Vornado Realty Trust.  His experience in the gaming industry includes serving as a consultant for Jackpot Enterprises, Inc. and Bally Entertainment Corporation, where he advised the companies on their business and financial activities.  Mr. Pearlman also served as a director of Multimedia Games, Inc., a gaming technology developer and distributor, from 2006 to 2010.  Mr. Pearlman received a Bachelor of Arts degree in Economics from Duke University and a Master of Business Administration degree from the Harvard Graduate School of Business.  Mr. Pearlman has served as a director since May 2010 and as the Chairman of the Board since September 2010.

Index

Au Fook Yew.  Au Fook Yew, age 61, was appointed as a Director of the Company in August 2009.  Mr. Au is a director and advisor to a number of companies in Asia, Europe and United States which are involved in resorts, casinos, cruises, marine engineering and investment holding.  In addition Mr. Au is and has been a director of a number of affiliates of Kien Huat for about the past 30 years. After stepping down in 2000 from all companies affiliated with Kien Huat, Mr. Au recently rejoined in May 2009 the Board of Star Cruises Ltd, a Hong Kong publicly listed affiliate of Kien Huat as an independent director.  Mr. Au received an MBA from the Harvard Business School in 1974 and a B.Sc. (Hons.) in Chemical Engineering from the University of Birmingham, UK, in 1972.

Nancy A. Palumbo.  Nancy A. Palumbo, age 50, serves as president of Green Planet Group, which advises firms on renewable energy strategies. She previously served as a top-level executive in New York State government for many years. Ms. Palumbo is a former Director of the NYL and former senior executive at the New York State Department of Parks and Recreation. Prior to joining Green Planet, Mrs. Palumbo served as the General Manager of Walker Digital Lottery. She has also served as the Senior Vice President for Strategic Marketing and Corporate Communications for the New York Daily News. As Director of the NYL from 2004 to 2006, she managed and operated a $6 billion a year business and oversaw the opening of six Video Gaming facilities throughout New York. Prior to joining the NYL, she was Executive Deputy Commissioner of the New York State Office of Parks, Recreation and Historic Preservation for nine years and was an innovator of public-private partnerships to expand service in the parks. She is a graduate of St. Bonaventure University.  Ms. Palumbo has served as a director since June 2009.

Gregg Polle. Gregg Polle, age 50, served as an investment banker with Citigroup Inc. (“Citigroup”) and its predecessors Salomon Brothers and Salomon Smith Barney from 1983 until November 2008.  Mr. Polle most recently served as head of the global industrial group at Citigroup and previously was the co-head of Citigroup’s global mergers and acquisitions group.  Mr. Polle has been a private investor since November 2008.  Mr. Polle has not previously served as a director or officer of the Company.  Mr. Polle received a B.S. in Economics from the Wharton School of the University of Pennsylvania. Mr. Polle has served as a director since December 2010.

James Simon.  James Simon, age 64, has served as a director of the Company since August 2007.  Mr. Simon has served as President and Chief Executive Officer of J. Simon & Associates Inc., a management and marketing consulting firm, since 1992.  He has also served as President and Chief Executive Officer of Strategic Marketing Consultants, Inc., a management and marketing consulting firm that he co-founded in 1994.  Mr. Simon is a former executive of the Direct Response Group, Capital Holding Corp., a financial services conglomerate, and American Airlines where he held senior marketing management positions.  He also was a career US Army officer, and during his last six years as a US Army officer he led marketing efforts to reposition the recruiting efforts from a draft environment to an all-recruited force.  Mr. Simon has a B.G.S. undergraduate degree from University of Nebraska and an M.S. graduate degree from University of Kansas.

Clifford A. Ehrlich.  Clifford A. Ehrlich, age 51, has been an employee of the Company since 1995.  In April 2009, he was promoted to President and General Manager of Monticello Raceway Management.  Prior to his promotion, he most recently served as Executive Vice President and General Manager of Monticello Raceway Management since February 2008.  From 1994 through February 2008, he served as Senior Vice President of our subsidiary, Monticello Raceway Management.  From 1981 to 1994, Mr. Ehrlich served as Vice President and an owner of the Pines Resort Hotel & Conference Center in the Catskills.  Mr. Ehrlich has also held the position of executive committee member of the Sullivan County Tourism Advisory Board and served as President of the Catskill Resort Association.  Mr. Ehrlich received a bachelor's degree in business administration with an emphasis in management and marketing from the University of Colorado Business School in 1981.

Charles Degliomini.  Charles Degliomini, 52, has been an employee or consultant of the Company since 2004.  In February 2008, he was promoted to Executive Vice President of Governmental Relations and Corporate Communications.  Previously, he was Senior Vice President of Sales and Marketing of eLottery, Inc., the first firm to advance the technology to facilitate the sales and marketing of governmental lottery tickets on the Internet.  Before taking the position at eLottery, Mr. Degliomini was President and founder of Atlantic Communications, a New York-based corporate and government affairs management company.  Mr. Degliomini served in the General Services Administration (GSA) as Chief of Staff to the Regional Administrator from 1985 to 1998, and was the New York State Communications Director for Reagan-Bush in 1984.  Mr. Degliomini has a B.A. in political science from Queens College and is an M.A. candidate at the New York University School of Public Administration.

Index

Nanette L. Horner.  Nanette L. Horner, age 46, was appointed to serve as the Company’s Chief Compliance Officer on August 25, 2010 and has served as the Company’s Corporate Vice President of Legal Affairs since July 1, 2010.  Ms. Horner has been involved in the gaming industry, as an attorney, since 1996.  Prior to her employment with the Company, Ms. Horner worked in the Office of Chief Counsel assigned to the Bureau of Licensing of the Pennsylvania Gaming Control Board since July 2005.  In September 2006, Ms. Horner was named the Board’s first Director of the Office of Compulsive and Problem Gambling.  She is a member of the Standards, Policies and Regulations Interest Group for the National Council on Problem Gambling, and American Mensa.  Ms. Horner is on the advisory board to the National Center for Responsible Gaming’s Annual Conference on Gambling and Addiction.  In 2008, Ms. Horner was elected to the Board of the International Masters of Gaming Law (“IMGL”) as a representative of the Regulators Affiliate Member classification and is a member of IMGL’s Responsible Gaming Committee.  Ms. Horner is an adjunct professor of law at Rutgers University School of Law-Camden where she teaches Casino Law.

Laurette J. Pitts.  Laurette J. Pitts, age 42, has served as the Chief Financial Officer of the Company since December 2010.  Ms. Pitts has served in various capacities in the gaming industry since 1992.  Prior to her employment with the Company, Ms. Pitts most recently served from December 2008 until December 2010 as Regional Vice President of Finance and Administration for American Racing and Entertainment, LLC, a private company that owns and operates horseracing, resort, and gaming facilities, including Tioga Downs and Vernon Downs. She previously served as Chief Financial Officer for Mohegan Sun at Pocono Downs, a gaming and entertainment facility owned by the Mohegan Tribe of Indians of Connecticut, from April 2005 until November 2008.

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

Each of Messrs. D’Amato, Pearlman and Au has extensive experience in the gaming industry.  Mr. D’Amato has over 35 years of financial management, senior accounting and gaming operations experience as an executive officer with numerous casinos, Mr. Pearlman’s experience includes investing, finance, operations, and consultant for and director of gaming companies. Mr. Au’s experience as a director of and advisor to resort and casino companies enables each to provide guidance with respect to our gaming operations.

Through her experience as a top-level executive in New York State government for many years, Ms. Palumbo has a comprehensive understanding of the extensive laws, regulations and ordinances applicable to our gaming business.

Mr. Polle’s investment banking experience since 1983 provides him with financial expertise and insight regarding our efforts to finance a hospitality and entertainment expansion of our existing racetrack and casino.  Mr. Polle has over 25 years of experience as an investment banker with Citigroup and its predecessors, which also provides Mr. Polle with comprehensive financial and accounting expertise and qualifies him as an audit committee financial expert under the Securities and Exchange Commission’s guidelines.

Index

Mr. Simon brings marketing and business leadership skills to the Board from his experience as an executive officer of management and marketing consulting firms.

Audit Committee and Audit Committee Financial Expert

We maintain a separately designated audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our audit committee are Nancy A. Palumbo, Emanuel Pearlman, Gregg Polle and James Simon.  Mr. Polle is its chairman.  Each member of the audit committee is independent, within the meaning of the National Association of Securities Dealers’ listing standards.  In addition, each audit committee member satisfies the audit committee independence standards under the Exchange Act.

Our Board believes that Gregg Polle is an audit committee financial expert, as such term is defined in Item 401(h) of Regulation S-K.

Code of Conduct and Business Ethics

We adopted a code of conduct and business ethics that is available on our internet website (www.empireresorts.com) and will be provided in print without charge to any stockholder who submits a request in writing to Empire Resorts, Inc. Investor Relations, c/o Monticello Casino and Raceway, Route 17B, P.O. Box 5013, Monticello, New York 12701. The code of conduct and business ethics applies to each of our directors and officers, including the chief financial officer and chief executive officer, and all of our other employees and the employees of our subsidiaries. The code of conduct and business ethics provides that any waiver of the code of conduct and business ethics may be made only by our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2010 there were no delinquent filers, with the exception of one Form 4 filed by each of Louis Cappelli, a former director, Au Fook Yew, Joseph A. D’Amato, Paul deBary, a former director, Nanette Horner, Nancy Palumbo, Emanuel Pearlman and James Simon.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth all information concerning the compensation received, for the fiscal year ended December 31, 2010, for services rendered to us by persons who served as our CEO during 2010, each of our two other most highly compensated executive officers who were serving as executive officers at the end of 2010, whom we refer to herein collectively as our “Named Executive Officers.”

Index

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compen- sation ($) (2)	Total ($)

Joseph A. D’Amato (3) Chief Executive Officer/ former Chief Financial Officer	2010	360,000	---	---	338,854	---	698,854
	2009	67,308	---	---	121,965	10,000	199,273

Clifford A. Ehrlich (4) President and Gen. Mgr. – Monticello Raceway Management	2010	234,179	---	---	115,208	---	349,387
	2009	269,615	---	---	257,427	1,938	528,980

Charles Degliomini (5) Executive Vice President	2010	242,837	---	---	115,208	---	358,045
	2009	142,769	---	---	278,756	78,625	500,150

(1)
The amounts in this column reflect the total grant date fair value computed in accordance with Accounting Standards Codification (“ASC”) Topic 718 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 123(R)) for restricted stock and options to purchase shares of the Company’s common stock granted under our 2005 Equity Incentive Plan in connection with the hiring and continued employment of the Named Executive Officers. The amounts in the table also assume the highest level of performance for the options and restricted stock that are subject to performance vesting conditions. For a full discussion of the assumptions and methodology employed in determining the grant date fair value attributable to stock options and restricted stock granted during 2010 and 2009, please refer to Notes B and J to our consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(2)
Unless otherwise noted, these amounts reflect the Company matching contributions associated with amounts contributed by the individuals to our 401(k) benefit plan, consulting fees and relocation allowance.  See Note N to our consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2010 for more information on the 401(k) plan.

(3)
On September 14, 2009.  Mr. D’Amato entered into an employment agreement with the Company to serve as the Company’s CFO, which was superseded by an amended and restated employment agreement, dated as of December 24, 2009, pursuant to which Mr. D’Amato agreed to serve as CEO and CFO of the Company, effective January 1, 2010.  In 2009, Mr. D’Amato received $10,000 for relocation allowance.

(4)
On June 29, 2009, Mr. Ehrlich entered into an employment agreement with the Company pursuant to which he agreed to continue to serve as the President and General Manager of Monticello Raceway Management.  There was no written employment agreement between the Company and Mr. Ehrlich prior to the effective date of his June 29, 2009 contract.

(5)
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

Grant of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards made by us during 2010, to each of the Named Executive Officers:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (1)

Joseph A. D’Amato	11/9/10	480,000	0.93	336,000

(1)
This amount reflects the aggregate grant date fair value of options granted in the year ended December 31, 2010 under our 2005 Equity Incentive Plan computed in accordance with ASC Topic 718 (formerly SFAS No. 123(R)).  Please see Notes B and J to our consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for more information.

Index

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Our compensation structure consists of two tiers of remuneration.  The first tier consists of base pay, and a suite of retirement, health, and welfare benefits.  The second tier consists of both short and long term incentive compensation.  The base pay, annual bonus opportunities, and long term incentive opportunities reflect the individual contributions of our other Named Executive Officers to the Company and market practices.

Base Pay

Base compensation for each of our Named Executive Officers has been established pursuant to their respective employment agreement with the Company.  Base pay and benefits are designed to be sufficiently competitive to attract and retain world class executives.  In the past, Compensation Committee of our Board (the “Compensation Committee”) has retained the discretion to review executive officers’ base pay, and to make increases based on executive performance and market norms. The Compensation Committee has also recommended increases when executives have been promoted, or their responsibilities have otherwise been expanded.

Short Term Incentive Compensation

Our short term incentive plan provides for cash bonuses to be paid to executives based on individual and corporate performance. No bonuses were paid to our Named Executive Officers with respect to the 2010 or 2009 fiscal years. Commencing in 2008, the Compensation Committee began to implement preset goals and amounts of short term incentive compensation that will be paid for achieving those goals.  Efforts to establish such goals and incentives are continuing and these goals will be set as early as possible in the fiscal year for which any bonus is to be paid.

Long Term Incentive Compensation

To date, the Compensation Committee has awarded stock options under our 2005 Equity Incentive Plan, which provides for awards of stock options, restricted stock, and other equity based incentives.  The Compensation Committee may consider using other equity based incentives in the future.  Options granted by the Compensation Committee are designed to reward executives for the achievement of longer term objectives which result in an increase in stockholder value.  The Compensation Committee retains its right to make future grants of options, restricted stock, or other equity compensation based on Company and individual performance without predetermined performance goals or metrics.

In November 2010, Joseph A. D’Amato, our CEO, received an option to purchase 480,000 shares which vest over a three year period.  This grant was made pursuant to the Company’s 2005 Equity Incentive Plan.  The amount of this grant reflects the Compensation Committee’s assessment of Mr. D’Amato’s individual contribution.

Employment Agreements

On December 24, 2009, the Board appointed Joseph A. D’Amato, the Company’s then current CFO, to replace Mr. Bernstein as CEO of the Company effective January 1, 2010.  In connection with Mr. D’Amato’s appointment as CEO, the Company entered into an Amended and Restated Employment Agreement with Mr. D’Amato, effective January 1, 2010.  Mr. D’Amato’s employment agreement provides for a term ending on January 1, 2013, unless Mr. D’Amato’s employment is earlier terminated by either party in accordance with the provisions thereof.  Mr. D’Amato is to receive a base salary at the rate of $350,000 per year for the term of the agreement and will be entitled to participate in any annual bonus plan maintained by the Company for its senior executives on such terms and conditions as may be determined from time to time by the Compensation Committee.  Mr. D’Amato was also entitled under the agreement to receive a payment of $10,000 for relocation expenses.  In the event that the Company terminates Mr. D’Amato’s employment with Cause (as defined in the agreement) or Mr. D’Amato resigns without Good Reason (as defined in the agreement), the Company’s obligations are limited generally to paying Mr. D’Amato his base salary through the termination date.  In the event that the Company terminates Mr. D’Amato’s employment without Cause or Mr. D’Amato resigns with Good Reason, the Company is generally obligated to continue to pay Mr. D’Amato’s compensation for the lesser of (i) 18 months or (ii) the remainder of the term of the agreement.  In the event that the Company terminates Mr. D’Amato’s employment without Cause or Mr. D’Amato resigns with Good Reason on or following a Change of Control (as defined in the agreement), the Company is generally obligated to continue to pay Mr. D’Amato’s compensation for the greater of (i) 24 months or (ii) the remainder of the term of the agreement.  In each case, the vesting of the options granted to Mr. D’Amato pursuant to his prior employment agreement with the Company would be accelerated, which options would remain exercisable through the remainder of its original 5 year term.

Index

On June 29, 2009, the Company entered into an employment agreement with Clifford Ehrlich, to continue to serve as the President and General Manager of Monticello Raceway Management, the Company’s operating subsidiary. Mr. Ehrlich’s agreement provides for a term ending on June 29, 2012 unless Mr. Ehrlich’s employment is terminated by either party in accordance with the provisions thereof.  Mr. Ehrlich is to receive a base salary at the annual rate of $225,000 for the first year of the term of the agreement, $243,500 for the second year of the term of the agreement and $250,000 for the third year of the term of the agreement and such incentive compensation and bonuses, if any, (i) as the Compensation Committee in its discretion may determine, and (ii) to which the Mr. Ehrlich may become entitled pursuant to the terms of any incentive compensation or bonus program, plan or agreement from time to time in effect in which he is a participant.  The first year salary represented a pay reduction of 10% from the previously agreed upon salary for Mr. Ehrlich, consistent with the salary reduction imposed upon all employees.  As an additional incentive for entering into the agreement, Mr. Ehrlich received an option to purchase 300,000 shares of the Company’s common stock on April 23, 2009 pursuant to the Company’s 2005 Equity Incentive Plan.  In the event that the Company terminates Mr. Ehrlich's employment with Cause (as defined in the agreement) or Mr. Ehrlich resigns without Good Reason (as defined in the agreement), the Company's obligations are limited generally to paying Mr. Ehrlich his base salary through the termination date.  In the event that the Company terminates Mr. Ehrlich's employment without Cause or Mr. Ehrlich resigns with Good Reason, the Company is generally obligated to continue to pay Mr. Ehrlich's compensation for the lesser of (i) 18 months or (ii) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original 5 year term.  In the event that the Company terminates Mr. Ehrlich's employment without Cause or Mr. Ehrlich resigns with Good Reason on or following a Change of Control (as defined in the agreement), the Company is generally obligated to continue to pay Mr. Ehrlich's compensation for the greater of (i) 24 months or (ii) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original 5 year term.

On June 29, 2009, the Company entered into an employment agreement with Charles Degliomini, to continue to serve as the Company’s Executive Vice President.  Mr. Degliomini employment agreement provides for a term ending on June 29, 2012 unless Mr. Degliomini’s employment is terminated by either party in accordance with the provisions thereof.  Mr. Degliomini is to receive a base salary at the annual rate of $225,000 for the first year of the term of the agreement, $243,500 for the second year of the term of the agreement and $250,000 for the third year of the term of the agreement and such incentive compensation and bonuses, if any, (i) as the Compensation Committee in its discretion may determine, and (ii) to which the Mr. Degliomini may become entitled pursuant to the terms of any incentive compensation or bonus program, plan or agreement from time to time in effect in which he is a participant.  The first year salary represented a pay reduction of 10% from the previously agreed upon salary for Mr. Degliomini, consistent with the salary reduction imposed upon all employees.  As an additional incentive for entering into the agreement, Mr. Degliomini received an option to purchase 300,000 shares of the Company’s common stock on April 23, 2009 pursuant to the Company’s 2005 Equity Incentive Plan.  In the event that the Company terminates Mr. Degliomini's employment with Cause (as defined in the agreement) or Mr. Degliomini resigns without Good Reason (as defined in the agreement), the Company's obligations are limited generally to paying Mr. Degliomini his base salary through the termination date.  In the event that the Company terminates Mr. Degliomini's employment without Cause or Mr. Degliomini resigns with Good Reason, the Company is generally obligated to continue to pay Mr. Degliomini's compensation for the lesser of (i) 18 months or (ii) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original 5 year term.  In the event that the Company terminates Mr. Degliomini's employment without Cause or Mr. Degliomini resigns with Good Reason on or following a Change of Control (as defined in the agreement), the Company is generally obligated to continue to pay Mr. Degliomini's compensation for the greater of (i) 24 months or (ii) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original 5 year term.  Prior to entering into a written employment agreement with the Company in June 2009, all compensation paid to Mr. Degliomini  represented payments made to Mr. Degliomini pursuant to a consulting agreement.

Index

Policies and Decisions Regarding Adjustment or Recovery of Awards or Payments if Relevant Performance Measures are Restated or Adjusted

We have not previously needed to adjust or recover awards or payments because relevant performance measures were restated or adjusted.  If this occurred, we expect that we would take the steps legally permissible to adjust or recover awards or payments in the event relevant performance measures upon which they were based were restated or otherwise adjusted in a manner that would reduce the size of an award or payment.  In addition, the Company intends to implement such policies relating to the forfeiture, clawback or other recovery of executive compensation as may be required from time to time by applicable law, regulation or securities exchange listing rules.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards of each of the Named Executive Officers as of December 31, 2010:

	Option Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Option Exercise Price ($)	Option Expiration Date

Joseph A. D’Amato	100,000	200,000	2.61	8/31/14 (1)
	---	480,000	0.93	11/08/15 (2)

Clifford A. Ehrlich	25,000	---	6.75	12/15/15 (3)
	30,000	---	5.53	8/09/16 (4)
	190,000	100,000	1.11	4/22/14 (5)

Charles Degliomini	50,000	---	6.75	12/15/15 (3)
	75,000	---	7.40	5/23/17 (6)
	200,000	100,000	1.11	4/22/14 (7)

Unless otherwise noted, option grants have a term of ten years.

(1)	Grant date 9/1/09; vesting 33.3% on September 14, 2010, 33.3% on September 14, 2011, and 33.4% on September 14, 2012 – five year term.
(2)	Grant date 11/9/10; vesting 33.3% one year after grant date, 33.3% two years after grant date, and 33.4% three years after grant date – five year term.
(3)	Grant date 12/16/05; vested 33.3% one year after grant, 33.3% two years after grant and 33.4% three years after grant.
(4)	Grant date 8/10/06; vested 33.3% one year after grant; 33.3% two years after grant and 33.4% three years after grant.
(5)
Total options granted 4/23/09 – 300,000; vesting 33.3% on grant date, 33.3% one year after grant date and 33.4% two years after grant date – five year term. Options for 10,000 shares exercised on August 28, 2009.

(6)	Grant date 5/24/07; vesting 33.3% one year after grant; 33.3% two years after grant and 33.4% three years after grant.
(7)	Grant date 4/23/09; vesting 33.3% on grant date, 33.3% one year after grant date and 33.4% two years after grant date – five year term.

Index

Director Compensation

Directors who are also our officers are not separately compensated for their service as directors.  Our non-employee directors received the following aggregate amounts of compensation for 2010.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)		Restricted Stock Awards ($)		Total ($)

Ralph J. Bernstein (2)	44,000	18,000	(8)	23,000	(14)	85,000

Paul A. deBary (3)	121,000	18,000	(8)	23,000	(14)	190,000
		28,000	(11)

Nancy Palumbo	166,000	18,000	(8)	23,000	(14)	235,000
		28,000	(11)

Louis Cappelli (4)	56,000	18,000	(8)	23,000	(14)	125,000
		28,000	(11)

James Simon	159,500	18,000	(8)	23,000	(14)	255,000
		27,000	(9)
		28,000	(11)

G. Michael Brown (5)	103,297	18,000	(8)	23,000	(14)	144,297

Emanuel Pearlman (6)	85,370	10,500	(10)	13,575	(15)	1,117,445
		28,000	(11)
		980,000	(12)

Au Fook Yew	58,500	18,000	(8)	23,000	(14)	127,500
		28,000	(11)

Gregg Polle (7)	---	11,550	(13)	---		11,550

(1)
These amounts reflect the aggregate grant date fair value of options granted in the year ended December 31, 2010 under our 2005 Equity Incentive Plan computed in accordance with ASC Topic 718 (formerly SFAS No. 123(R)).  Please see Notes B and J to our consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for more information.

(2)	Ralph Bernstein resigned from his position as a member of the Board on September 26, 2010.
(3)	Paul deBary’s term as a member of the Board ended on December 28, 2010.
(4)	Louis Cappelli resigned from his position as a member of the Board on December 9, 2010.
(5)	G. Michael Brown resigned from his position as Chairman and as a member of the Board on September 8, 2010.
(6)	Emanuel Pearlman joined the Board on May 27, 2010.
(7)	Gregg Polle joined the Board on December 28, 2010, pending receipt of necessary regulatory approvals.
(8)	Grant date 1/4/10; securities underlying options - 10,000 with 5 year term.
(9)	Grant date 1/4/10; securities underlying options - 15,000 with 5 year term.
(10)	Grant date 5/27/10; securities underlying options - 7,500 with 5 year term.
(11)	Grant date 11/9/10; securities underlying options - 40,000 with 5 year term.
(12)	Grant date 11/9/10; securities underlying options – 1,400,000 with 5 year term.
(13)	Grant date 12/28/10; securities underlying options – 15,000 with 5 year term.
(14)	Grant date 1/4/10; restricted stock – 10,000 shares.
(15)	Grant date 5/27/10; restricted stock – 7,500 shares.

Cash Compensation

In 2010, each non-employee member of the Board receives (i) board and committee meeting fees of $1,500 for in person meetings and $500 per meeting for telephonic meetings, (ii) annual cash compensation for non-employee directors of $40,000, (iii) annual compensation for the chairman of the Audit Committee of $45,000, (iv) annual compensation for the chairperson of the Compensation Committee of $25,000, (v) annual compensation for the chairman of the Corporate Governance and Nominations Committee of $25,000.

Index

Stock Compensation

In January 2010, the non-employee directors of the Company received (i) an annual grant of options to purchase 10,000 shares of the Company’s common stock at the common stock’s then current fair market value, vesting 25% on the grant date and vesting an additional 25% each three months thereafter, and (ii) an annual grant of 10,000 shares of restricted stock, with such shares vesting one year after the grant date.  Upon joining the Board in May 2010, Emanuel Pearlman received (i) an option to purchase 7,500 shares of the Company’s common stock at the common stock’s then current fair market value, vesting one-third on the grant date, one-third on July 4, 2010 and one-third on October 4, 2010, and (ii) a grant of 7,500 shares of restricted stock, with such shares vesting on January 4, 2011.  In November 2010, the non-employee directors of the Company received an additional grant of options to purchase 40,000 shares of the Company’s common stock at the common stock’s then current fair market value, vesting over three years.

Chairman Compensation

In 2010, the compensation of $60,000 per year was paid to the position of non-executive Chairman of the Board; payable in quarterly installments.  Emanuel Pearlman became Chairman of the Board on August 25, 2010 following G. Michael Brown's resignation. The third quarter payment was prorated between Mr. Brown and Mr. Pearlman.  In November 2010, in consideration of his services as non-executive Chairman of the Board, Mr. Pearlman received a grant of options to purchase 1,400,000 shares of the Company’s common stock at the common stock’s then current fair market value, vesting over three years.

Lead Director Compensation

In 2010, the compensation of $25,000 per year was paid to the position of lead director of the Board, payable in quarterly installments, as well as, the grant of an option to purchase 15,000 shares of the Company’s common stock with a term of 5 years.

Compensation Consultants

In October 2010, the Compensation Committee retained Pearl Meyer & Partners, LLC to provide market data and recommendations to the Compensation Committee regarding compensation for director and executive officer positions.

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

Compensation Committee Interlocks and Insider Participation

There were no transactions between any member of the Compensation Committee and the Company during the fiscal year ended December 31, 2010.  No member of the Compensation Committee was an officer or employee of the Company or any subsidiary of the Company during the fiscal year ended December 31, 2010.

Index

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning beneficial ownership of our capital stock outstanding at March 17, 2011 by:  (i) each stockholder known to be the beneficial owner of more than five percent of any class of our voting securities then outstanding; (ii) each of our directors; (iii) each of our “named executive officers” as defined in Item 402(a)(3) of Regulation S-K promulgated under the Exchange Act; and (iv) our current directors and executive officers, as a group.

The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Commission.  Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right.  The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name and Address of Beneficial Owner(1)	Common Stock Beneficially Owned		Series B Preferred Stock Beneficially Owned		Series E Preferred Stock Beneficially Owned
	Shares	Percentage	Shares	Percentage	Shares	Percentage
Directors
Au Fook Yew	35,000 (2)	*	--	--	--	--

Joseph A. D’Amato	102,000 (3)	*	--	--	--	--

Nancy Palumbo	64,583 (4)	*	--	--	--	--

Emanuel R. Pearlman	30,000 (5)	*	--	--	--	--

Gregg Polle	30,000 (6)	*	--	--	--	--

James Simon	209,520 (7)	*	--	--	--	--

Current Officers
Charles Degliomini	447,769 (8)	*	--	--	--	--

Clifford A. Ehrlich	355,000 (9)	*	--	--	--	--

Nanette L. Horner	--	--	--	--	--	--

Laurette J. Pitts	--	--	--	--	--	--

Directors and Officers as a Group	1,273,872 (10)	1.8%	--	--	--	--

Stockholders
Kien Huat Realty III Limited c/o Kien Huat Realty Sdn Bhd. 22nd Floor Wisma Genting Jalan Sultan Ismail 50250 Kuala Lumpur Malaysia	34,936,357(11)	50.2%	--	--	--	--

Index

Louis R. Cappelli c/o Cappelli Enterprises, Inc. 115 Stevens Avenue Valhalla, NY 10595	5,182,311 (12)	7.4%	--	--	--	--

Patricia Cohen 6138 S. Hampshire Ct. Windermere, FL 34786	--	--	44,258	100%	--	--

Bryanston Group, Inc. 2424 Route 52 Hopewell Junction, NY 12533	--	--	--	--	1,551,213	89.6%

Stanley Tollman c/o Bryanston Group, Inc. 2424 Route 52 Hopewell Junction, NY 12533	--	--	--	--	152,817	8.8%

_______________

* less than 1%

(1)
Unless otherwise indicated, the address of each stockholder, director, and executive officer listed above is Empire Resorts, Inc., c/o Monticello Casino and Raceway, Route 17B, P.O. Box 5013, Monticello, New York 12701.

(2)
Consists of 10,000 shares of our common stock owned directly by Au Fook Yew, options that are currently exercisable into 15,000 shares of our common stock and 10,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 3, 2012.

(3)	Consists of 2,000 shares of our common stock owned directly by Joseph A. D’Amato and options that are currently exercisable into 100,000 shares of our common stock.

(4)
Consists of 10,000 shares of our common stock owned directly by Nancy Palumbo, options that are currently exercisable into 44,583 shares of our common stock and 10,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 3, 2012.

Index

(5)
Consists of 7,500 shares of our common stock owned directly by Emanuel R. Pearlman, options that are currently exercisable into 12,500 shares of our common stock and 10,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 3, 2012.

(6)
Consists of options that are currently exercisable into 20,000 shares of our common stock and 10,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 3, 2012.

(7)
Consists of 28,270 shares of our common stock owned directly by James Simon, options that are currently exercisable into 171,250 shares of our common stock and 10,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 3, 2012.

(8)
Includes 22,769 shares of our common stock owned by Fox-Hollow Lane LLC, of which Charles Degliomini is the managing member, and options that are currently exercisable into 425,000 shares of our common stock.

(9)	Consists of 10,000 shares of our common stock owned directly by Clifford A. Ehrlich and options that are currently exercisable into 345,000 shares of our common stock.

(10)
Includes options held by directors and officers of the Company that are currently exercisable into an aggregate of 1,133,333 shares of our common stock and 50,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 3, 2012.

(11)	Based on the Amendment to Schedule 13D filed by Kien Huat on September 15, 2010.

(12)
Consists of options that are currently exercisable into 75,000 shares of our common stock and, based on the Amendment to Schedule 13D filed by Mr. Cappelli on December 13, 2010,  5,107,311 shares owned directly by LRC Acquisition LLC, over which Mr. Cappelli has shared voting and dispositive power.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On March 23, 2009, we entered into the Concord Agreement, with Concord, an entity in which Louis R. Cappelli, a former member of our Board and the beneficial owner of more than 5% of our common stock, has an indirect controlling interest.  Pursuant to the Concord Agreement, we (or a wholly-owned subsidiary reasonably acceptable to Concord) were to be retained by Raceway Corp., a subsidiary of Concord, to provide advice and general managerial oversight with respect to the operations at a harness horse racing facility to be constructed at that certain parcel of land located in the Town of Thompson, New York and commonly known as the Concord Hotel and Resort (the “Concord Property”).  Under the terms of the Concord Agreement, if a harness horse racing facility and certain gaming facilities on the Concord Property (the “Concord Gaming Facilities”) commence operations, we were to receive an annual management fee in the amount of $2 million, subject to adjustment, and an annual fee in the amount of two percent of the total revenue wagered with respect to VGMs and/or other alternative gaming located at the Concord Property, net of certain fees and payouts, which we refer to as the “Adjusted Gross Gaming Revenue Payment.”  In the event that the Adjusted Gross Gaming Revenue Payment paid to us were less than $2 million per annum, Concord was to guaranty and pay to us the difference between $2 million and the Adjusted Gross Gaming Revenue Payment distributed to us with respect to such calendar year.  In addition, upon a sale or other voluntary transfer of the Concord Gaming Facilities to any person or entity who is not an affiliate of Concord, or the “Buyer,” Raceway Corp. was permitted to terminate the Concord Agreement upon payment to us of $25 million; provided, that the Buyer was to enter into an agreement with us whereby the Buyer was to agree to pay the greater of (i) the Adjusted Gross Gaming Revenue Payment or (ii) $2 million per annum to us for the duration of the term of the Concord Agreement.  On August 5, 2010, we sent a notice of termination to Concord terminating the Concord Agreement as permitted in accordance with the terms thereof in the event that the transactions contemplated thereby had not occurred on or before July 31, 2010.

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

Under the Investment Agreement, if any option or warrant outstanding as of August 19, 2009 or November 12, 2009 (or, in limited circumstances, if issued after the such date) is exercised after August 19, 2009, the Kien Huat has the right (following notice of such exercise) to purchase an equal number of additional shares of our common stock as are issued upon such exercise at the exercise price for the applicable option or warrant, which right we refer to herein as the “Option Matching Right.”  Kien Huat has, with our consent, assigned its Option Matching Rights to Mr. Au with respect to an existing option to purchase 250,000 shares of our common stock at an exercise price of $1.14 per share.

On September 3, 2009, we entered into a consulting agreement with G. Michael Brown & Associates, PC, dated as of September 1, 2009, to provide consulting services to the Company with respect to, among other things, Native American and government relations and the planning and development of a casino adjacent to our Monticello, New York facility.  G. Michael Brown, a former member of the Board, is the President of G. Michael Brown & Associates, PC.  The consulting agreement with G. Michael Brown & Associates, PC provided for a term that ended on August 31, 2010.  In consideration of performing the consulting services, we paid to G. Michael Brown & Associates, PC $120,000 annually in equal monthly installments.

On September 11, 2009, we entered into a consulting agreement, effective September 1, 2009, with Ralph J. Bernstein, a former member of our Board.  Pursuant to this agreement, Mr. Bernstein agreed to make himself available at all times to provide the Company with certain consulting services.  In consideration of the services to be performed under Mr. Bernstein’s consulting agreement, we agreed to (i) pay to Mr. Bernstein $12,500 per month and (ii) grant to Mr. Bernstein an option to purchase 500,000 shares of our common stock pursuant to our 2005 Equity Incentive Plan, vesting September 1, 2010.  The term of Mr. Bernstein’s consulting agreement was to expire on August 31, 2010.  On August 13, 2010, Mr. Bernstein terminated his consulting agreement, forfeited the option to purchase 500,000 shares of common stock granted thereunder and returned all of the compensation that had been paid to him under his consulting agreement.

Au Fook Yew, a member of the Board, also entered into a consulting agreement with the Company, dated as of August 19, 2009, which Mr. Au terminated on June 21, 2010.  Pursuant to his consulting agreement with the Company, Mr. Au had agreed to provide us with certain consulting services, including assisting us in expanding our presence in the gaming industry and advise us on matters related to casino development.  In consideration of the services to be performed under Mr. Au’s consulting agreement, we had agreed to pay to Mr. Au $300,000 annually, paid in equal monthly installments.  The term of Mr. Au’s consulting agreement was to expire on the third anniversary of the date of its execution, unless extended by mutual agreement of the parties.

On July 27, 2009, we entered into an amended and restated loan agreement (the “PAB Loan”), among the Company, the subsidiary guarantors party thereto, PAB, in its capacity as assignee of Bank of Scotland, and PAB, as assignee of Bank of Scotland, as agent, which amended and restated our $10.0 million secured credit facility with the Bank of Scotland.  As a condition to the closing of the PAB Loan, we issued warrants to purchase an aggregate of 277,778 shares of our common stock, at an exercise price of $0.01 per share, to PAB and Alan Lee, a designee of Stamford (Victoria) LP, the participant under the PAB Loan.  PAB and Mr. Lee received warrants to purchase 166,667 shares and 111,111 shares, respectively.  Mr. Lee is the brother-in-law of both Ralph Bernstein, a former member of our Board, and Joseph Bernstein, our former CEO.  Eric Reehl, who served as our Chief Restructuring Officer and CFO at the time we negotiated and entered into the PAB Loan, served as the Acting CFO for Park Avenue Bancorp, Inc., a New York domiciled commercial bank and an affiliate of PAB.

Index

Our audit committee charter provides that the audit committee will review and approve all transactions between the Company and its officers, directors, director nominees, principal stockholders and their immediate family members.  We intend that any such transactions will be on terms no less favorable to it than it could obtain from unaffiliated third parties.

Item 14.	Principal Accounting Fees and Services.

Our principal accountant for the audit and review of our annual and quarterly financial statements, respectively, during each of the past two fiscal years was Friedman LLP.  Moreover, the following table shows the fees paid or accrued by us to Friedman LLP during this period.

Type of Service	2010	2009
Audit Fees (1)	$260,000	$459,000
Audit-Related Fees (2)	61,000	66,000
Tax Fees (3)	25,000	29,000
All Other Fees (4)	--	--
Total	$346,000	$554,000

(1)	Comprised of the audit of our annual financial statements and reviews of our quarterly financial statements.

(2)
Comprised of services rendered in connection with our capital raising efforts, registration statements, consultations regarding financial accounting and reporting, audit of the Company’s employee benefit plan and statutory audits.

(3)	Comprised of services for tax compliance and tax return preparation.

(4)	Fees related to other filings with the Securities and Exchange Commission.

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

Financial Statements

Schedule II – Valuation and Qualifying Accounts

Empire Resorts, Inc. and Subsidiaries

Valuation and Qualifying Accounts

December 31, 2010, 2009 and 2008

(in thousands)

Description	Balance at beginning of year		Addition charged to costs and expenses		Other additions (deductions)		Less deductions		Balance at end of year
Year ended December 31, 2010
Allowance for doubtful accounts		$763		$274		$(874)	$	---		$168
Deferred tax asset valuation allowance		$72,095	$	---		$(3,662)	$	---		$68,433
Year ended December 31, 2009
Allowance for doubtful accounts	$	---		$763	$	---	$	---		$763
Deferred tax asset valuation allowance		$67,202	$	---		$4,893	$	---		$72,095
Year ended December 31, 2008
Allowance for advances to Litigation Trust		$2,500	$	---		$(2,500)	$	---	$	---
Deferred tax asset valuation allowance		$62,502	$	---		$4,700	$	---		$67,202

Exhibits

3.1	Amended and Restated Certificate of Incorporation, dated February 16, 2011. (28)

3.2	Second Amended and Restated By-Laws, as most recently amended on March 14, 2011. (1)

4.1	Form of Common Stock Certificate. (2)

4.2	Certificate of Designations, Preferences and Rights of Series B Preferred Stock dated July 31, 1996. (5)

4.3	Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated May 29, 1998. (5)

4.4	Certificate of Amendment to the Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated June 13, 2001. (5)

4.5	Certificate of Designations setting forth the Preferences, Rights and Limitations of Series D Preferred Stock, dated February 7, 2000. (7)

4.6	Certificate of the Designations, Powers, Preferences and Rights of the Series E Preferred Stock, dated December 10, 2002. (5)

Index

4.7	Certificate of Amendment of Certificate of the Designations, Powers, Preferences and Other Rights and Qualifications of the Series E Preferred Stock, dated January 12, 2004. (5)

4.8	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on March 24, 2008. (8)

4.9	Certificate of Amendment to the Certificate of Designations of Series A Junior Participating Preferred Stock, dated August 19, 2009. (17)

4.10	1998 Stock Option Plan. (3)

4.11	2004 Stock Option Plan. (6)

4.12	Second Amended and Restated 2005 Equity Incentive Plan. (9)

4.13
Recapitalization Agreement, dated as of December 10, 2002, by and between Alpha Hospitality Corporation, Alpha Monticello, Inc., Bryanston Group, Inc., Stanley Tollman, Beatrice Tollman and Monty Hundley. (4)

4.14	Common Stock Purchase Warrant, dated May 11, 2010, by and between Empire Resorts, Inc. and Joseph Bernstein. (22)

4.15	Common Stock Purchase Warrant, dated May 11, 2010, by and between Empire Resorts, Inc. and Joseph Bernstein. (22)

4.16	Loan Agreement dated as of November 17, 2010 between Empire Resorts, Inc. and Kien Huat Realty III Limited. (26)

4.17	Convertible Promissory Note issued on November 17, 2010 by Empire Resorts, Inc. in favor of Kien Huat Realty III Limited. (26)

10.1	Agreement, dated as of March 23, 2009, among Concord Associates, L.P. and Empire Resorts, Inc. (10)

10.2	Management Services Agreement by and between Sportsystems Gaming Management at Monticello, LLC and Monticello Raceway Management, Inc. dated as of June 10, 2009. (16)

10.3	Restated Management Services Agreement by and between Monticello Raceway Management, Inc. and Sportsystems Gaming Management at Monticello, LLC dated as of September 30, 2009. (20)

10.4	Letter Agreement by and among Empire Resorts, Inc., Monticello Raceway Management, Inc. and KPMG Corporate Finance LLC dated as of June 3, 2009. (14)

10.5	Investment Agreement, dated as of August 19, 2009, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (17)

10.6	First Amendment and Clarification to the Investment Agreement dated as of September 30, 2009, between Empire Resorts, Inc. and Kien Huat Realty III Limited. (20)

10.7	Registration Rights Agreement, dated as of August 19, 2009, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (17)

10.8	Stockholder Voting Agreement, dated as of August 19, 2009, by and among the stockholders listed on the signature page(s) thereto, Empire Resorts, Inc. and Kien Huat Realty III Limited. (17)

Index

10.9	Separation Agreement, dated as of April 13, 2009, between Empire Resorts, Inc. and David P. Hanlon. (11)

10.10	Consulting Agreement, dated as of April 13, 2009, between Empire Resorts, Inc. and David P. Hanlon. (11)

10.11	Separation and Release Agreement, dated as of April 14, 2009, between Empire Resorts, Inc. and Ronald J. Radcliffe. (12)

10.12	Amendment No. 1, dated as of August 12, 2009, to the Separation and Release Agreement, dated as of April 14, 2009, by and between Empire Resorts, Inc. and Ronald J. Radcliffe. (16)

10.13	Agreement and Release, dated as of April 29, 2009, between Empire Resorts, Inc. and Hilda A. Manuel. (13)

10.14	Consulting Agreement, dated as of April 29, 2009, between Empire Resorts, Inc. and Hilda A. Manuel. (13)

10.15	Letter Agreement, dated as of April 8, 2009, between Empire Resorts, Inc. and Eric Reehl. (11)

10.16	Amended and Restated Letter Agreement, dated as of April 8, 2009, between Empire Resorts, Inc. and Nima Asset Management LLC. (15)

10.17	Employment Agreement, dated as of June 1, 2009, between Empire Resorts, Inc. and Joseph E. Bernstein. (14)

10.18	Employment Agreement, dated as of June 29, 2009, by and between Empire Resorts, Inc. and Charles Degliomini. (16)

10.19	Employment Agreement, dated as of June 29, 2009, by and between Empire Resorts, Inc. and Clifford Ehrlich. (16)

10.20	Consulting Agreement, dated as of August 19, 2009, by and between Empire Resorts, Inc. and Colin Au. (17)

10.21	Consulting Agreement, dated as of September 1, 2009, by and between Empire Resorts, Inc. and G. Michael Brown & Associates, PC. (18)

10.22	Amended and Restated Employment Agreement, dated as of December 24, 2009, by and between Joseph A. D’Amato and Empire Resorts, Inc. (21)

10.23	Consulting Agreement, dated as of September 1, 2009, by and between Empire Resorts, Inc. and Ralph J. Bernstein. (19)

10.24	Settlement Agreement and Release, dated as of May 11, 2010, by and among Empire Resorts, Inc., Kien Huat, Kok Thay Lim, Au Fook Yew, G. Michael Brown, and Joseph Bernstein. (22)

10.25
Settlement Agreement, dated as of September 23, 2010, by and among Empire Resorts, Inc., Alpha Monticello, Inc., Alpha Casino Management Inc., Monticello Raceway Management, Inc., Mohawk Management, LLC, Monticello Casino Management, LLC, Monticello Raceway Development Company, LLC, the Trustee and the holders of Senior Notes listed on Exhibit A attached thereto. (24)

10.26	Employment Agreement, dated as of July 1, 2010, by and between Empire Resorts, Inc. and Nanette L. Horner. (25)

Index

10.27	Employment Agreement, dated as of December 13, 2010, by and between Empire Resorts, Inc. and Laurette J. Pitts. (27)

21.1	List of Subsidiaries. (1)

23.1	Consent of Independent Registered Accounting Firm. (1)

24.1	Power of Attorney (included on signature page hereto).

31.1	Section 302 Certification of Principal Executive Officer. (1)

31.2	Section 302 Certification of Principal Financial Officer. (1)

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer. (1)
_____________

(1)	Filed herewith.

(2)
Incorporated by reference to Empire Resorts, Inc.’s Registration Statement on Form SB-2 (File No. 33-64236), filed with the Commission on June 10, 1993 and as amended on September 30, 1993, October 25, 1993, November 2, 1993 and November 4, 1993, which Registration Statement became effective November 5, 1993.  Such Registration Statement was further amended by Post Effective Amendment filed on August 20, 1999.

(3)	Incorporated by reference to Empire Resorts, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on August 25, 1999.

(4)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Commission on January 16, 2003.

(5)	Incorporated by reference to Empire Resorts, Inc.’s Form 10-KSB for the year ended December 31, 2003, filed with the Commission on March 30, 2004.

(6)	Incorporated by reference to Empire Resorts, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 28, 2004.

(7)	Incorporated by reference to Empire Resorts, Inc.’s Form 10-KSB for the year ended December 31, 2004, filed with the Commission on March 3, 2005.

(8)	Incorporated by reference to Empire Resorts, Inc.’s Registration Statement on Form 8-A, filed on March 24, 2008.

(9)	Incorporated by reference to Appendix B to Empire Resorts, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on October 8, 2009.

(10)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Commission on March 24, 2009.

(11)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Commission on April 14, 2009.

(12)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Commission on April 17, 2009.

Index

(13)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Commission on May 1, 2009.

(14)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Commission on June 9, 2009.

(15)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Commission on July 10, 2009.

(16)	Incorporated by reference to Empire Resorts, Inc.’s Quarterly Report on Form 10-Q, filed with the Commission on August 17, 2009.

(17)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Commission on August 19, 2009.

(18)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Commission on September 4, 2009.

(19)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Commission on September 16, 2009.

(20)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Commission on October 5, 2009.

(21)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Commission on December 24, 2009.

(22)	Incorporated by reference to Empire Resorts, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 17, 2010.

(23)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Commission on September 9, 2010.

(24)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Commission on September 24, 2010.

(25)	Incorporated by reference to Empire Resorts, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2010.

(26)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Commission on November 19, 2010.

(27)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Commission on December 14, 2010.

(28)	Incorporated by reference to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Commission on February 16, 2011.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESORTS, INC.

By:	/s/ Joseph A. D’Amato
	Name:	Joseph A. D’Amato
	Title:	Chief Executive Officer
	Date:	March 18, 2011

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Joseph A. D’Amato, Emanuel R. Pearlman and James Simon and, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting along, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph D’Amato	Chief Executive Officer and Director	March 18, 2011
Joseph D’Amato	(Principal Executive Officer)

/s/ Laurette J. Pitts	Chief Financial Officer	March 18, 2011
Laurette J. Pitts	(Principal Accounting Officer)

/s/ Emanuel R. Pearlman		March 18, 2011
Emanuel R. Pearlman	Chairman of the Board

Colin Au	Director

/s/ James Simon		March 18, 2011
James Simon	Director

/s/ Nancy A. Palumbo		March 18, 2011
Nancy A. Palumbo	Director

/s/ Gregg Polle		March 18, 2011
Gregg Polle	Director

Index

Index to Exhibits

3.2	Second Amended and Restated By-Laws, as most recently amended on March 14, 2011.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Accounting Firm.

24.1	Power of Attorney (included on signature page hereto)

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.