Form 10-Q
period 2011-03-31
EMPIRE RESORTS INC
filed 2011-05-13
CIK 906780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares outstanding of the issuer’s common stock, as of May 10, 2011 was 69,705,483.

ii

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPIRE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share data) (Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$11,298	$12,960
Restricted cash	2,751	2,244
Accounts receivable, net	1,353	1,226
Prepaid expenses and other current assets	2,614	2,728

Total current assets	18,016	19,158
Property and equipment, net	28,049	28,130
Other assets	1,441	1,154

Total assets	$47,506	$48,442

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	$35,000	$35,000
Accounts payable	1,768	1,895
Accrued expenses and other current liabilities	4,645	5,256

Total current liabilities	41,413	42,151

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 5,000 shares authorized; $0.01 par value -
Series A, $1,000 per share liquidation value, none issued and outstanding	—	—
Series B, $29 per share liquidation value, 44 shares issued and outstanding	—	—
Series E, $10 per share redemption value, 1,731 shares issued and outstanding	6,855	6,855
Common stock, $0.01 par value, 150,000 shares authorized, 69,705 and 69,479 shares issued and outstanding in 2011 and 2010, respectively	698	695
Additional paid-in capital	126,553	126,082
Accumulated deficit	(128,013)	(127,341)

Total stockholders’ equity	6,093	6,291

Total liabilities and stockholders’ equity	$47,506	$48,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Gaming	$12,873	$12,356
Food, beverage, racing and other	2,319	3,847

Gross revenues	15,192	16,203
Less: Promotional allowances	(283)	(742)

Net revenues	14,909	15,461

Costs and expenses:
Gaming	9,885	9,464
Food, beverage, racing and other	2,389	3,188
Selling, general and administrative	2,077	2,308
Stock-based compensation	360	1,040
Depreciation	321	303

Total costs and expenses	15,032	16,303

Loss from operations	(123)	(842)

Amortization of deferred financing costs	—	(102)
Interest expense	(437)	(1,301)
Interest income	2	2

Net loss	(558)	(2,243)
Undeclared dividends on preferred stock	(388)	(388)

Net loss applicable to common shares	$(946)	$(2,631)

Weighted average common shares outstanding, basic and diluted	69,561	69,256

Loss per common share, basic and diluted	$(0.01)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(558)	$(2,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	321	303
Amortization of deferred financing costs	—	102
Recovery of doubtful accounts	(29)	—
Stock-based compensation	360	1,040
Changes in operating assets and liabilities:
Restricted cash –NYS Lottery and Purse Accounts	(549)	(565)
Accounts receivable	(98)	224
Prepaid expenses and other current assets	114	(196)
Accounts payable	(127)	(288)
Accrued expenses and other current liabilities	(611)	(1,188)
Other assets	(287)	(283)

Net cash used in operating activities	(1,464)	(3,094)

Investing activities:
Purchases of property and equipment	(240)	(43)
Restricted cash - Racing capital improvement	42	18

Net cash used in investing activities	(198)	(25)

Financing activities:
Proceeds from exercise of stock options	—	35
Proceeds from exercise of option matching rights	—	36

Net cash provided by financing activities	—	71

Net decrease in cash and cash equivalents	(1,662)	(3,048)
Cash and cash equivalents, beginning of period	12,960	50,080

Cash and cash equivalents, end of period	$11,298	$47,032

Supplemental disclosure:
Interest paid	$442	$2,600

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in settlement of preferred stock dividends	$114	$138

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A. Summary of Business and Basis for Presentation

Basis for Presentation

The condensed consolidated financial statements and notes as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 are unaudited and include the accounts of Empire Resorts, Inc. (“Empire”) and subsidiaries (the “Company”).

The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and the footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the Company’s opinion, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the interim period may not be indicative of results to be expected for the full year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Uncertainty regarding the Company’s ability to satisfy its indebtedness when due and continuing net losses and negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to execute plans to successfully complete the rights offering and to generate positive cash flows from operations. Although the Company continues to pursue these plans, there is no assurance that it will be successful with the rights offering (see note E) and in generating such profitable operations.

Nature of Business

Through Empire’s wholly-owned subsidiary, Monticello Raceway Management, Inc. (“Monticello Raceway Management”), the Company currently owns and operates Monticello Casino and Raceway, a 45,000 square foot video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway currently operates 1,090 Video Lottery Terminals (“VLTs”) and 20 electronic table games (“ETGs”) (VLTs and ETGs are both VGMs) as an agent for the New York Lottery (“NYL”). VGM activities in the State of New York are overseen by the NYL. VLTs are similar to slot machines, but they are electronically controlled from a central station and the procedure for determining winners is based on algorithms that distribute wins based on fixed odds, rather than mechanical or other methods designed to produce a random outcome for each play. ETGs are electronic facsimiles of traditional casino table games which function as a video lottery terminal and have individual digital touch screens for the players to place wagers and are available for play by one or more players. The Company also generates racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of its races to offsite pari-mutuel wagering facilities.

Note B. Summary of Significant Accounting Policies

Revenue recognition and Promotional allowances

Gaming revenue is the net difference between gaming wagers and payouts for prizes from VGMs, non-subsidized free play and accruals related to the anticipated payout of progressive jackpots. Progressive jackpots contain base jackpots that increase at a progressive rate based on the credits played and are charged to revenue as the amount of the jackpots increase.

Food, beverage, racing and other revenue, includes food and beverage sales, racing revenue earned from pari-mutuel wagering on live harness racing and simulcast signals from other tracks and miscellaneous income. The Company recognizes racing revenues before deductions of such related expenses as purses, stakes and awards. Some elements of the racing revenues from Off-track Betting Corporations (“OTBs”) are recognized as collected, due to uncertainty of payments and timing of payments.

Net revenues are recognized net of certain sales incentives in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Certification (“ASC”) 605-50, “Revenue Recognition—Customer Payments and Incentives”.

The retail value of complimentary food, beverages and other items provided to the Company’s guests is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such food, beverage and other items as promotional allowances is included in food, beverage, racing and other expense. In addition, promotional allowances include non-subsidized free play offered to the Company’s guests based on their relative gaming worth and prizes included in certain promotional marketing programs.

The retail value amounts included in promotional allowances for the three months ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31,
	2011	2010
	(in thousands)
Food and beverage	$302	$509
Non-subsidized free play	(94)	82
Players club awards	74	147
Bus group sales incentives	1	4

Total retail value of promotional allowances	$283	$742

The estimated cost of providing complimentary food, beverages and other items for the three months ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31,
	2011	2010
	(in thousands)
Food and beverage	$354	$453
Non-subsidized free play	(55)	48
Players club awards	74	147
Bus group sales incentives	—	2

Total cost of promotional allowances	$373	$650

Accounts receivable

Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2011 and December 31, 2010, the Company recorded an allowance for doubtful accounts of approximately $139,000 and $168,000, respectively.

Loss per common share

The Company computes basic loss per share by dividing loss applicable to common shares by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Since the effect of outstanding options, warrants and option matching rights is anti-dilutive with respect to losses, they have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted losses per common share for the three months ended March 31, 2011 and 2010 were the same.

The following table shows the approximate number of common stock equivalents outstanding at March 31, 2011 and 2010 that could potentially dilute basic income per share in the future, but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

	Outstanding at March 31,
	2011	2010
Options	7,693,000	8,137,000
Warrants	3,250,000	—
Option matching rights	5,421,000	7,387,000
Restricted stock	50,000	70,000
Shares to be issued upon conversion of convertible debt	—	5,175,000

Total	16,414,000	20,769,000

Fair value

The Company follows the provisions of ASC 820, “Fair Value Measurements and Disclosures,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. The Company’s financial instruments are comprised of current assets and current liabilities. Current assets and current liabilities approximate fair value due to their short-term nature.

Estimates and assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent accounting pronouncements

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-16, “Entertainment - Casinos (Topic 924): Accruals for Casino Jackpot Liabilities.” The ASU codifies the consensus reached in Emerging Issues Task Force Issue No. 09-F, “Casino Base Jackpot Liabilities.” This ASU amends the FASB ASC to clarify that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance in the ASU applies to both base and progressive jackpots. The amendments in the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The adoption of ASU No. 2010-16 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Note C. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Liability for horseracing purses	$1,326	$1,529
Accrued payroll	866	834
Accrued redeemable points	457	484
Liability to NYL	127	355
Liability for local progressive jackpot	438	447
Accrued other	1,431	1,607

Total accrued expenses and other current liabilities	$4,645	$5,256

Note D. Short Term Loan

On November 17, 2010, Empire entered into a loan agreement (the “Loan Agreement”) with Kien Huat Realty III Limited (“Kien Huat”), Empire’s largest stockholder, pursuant to which Kien Huat agreed to make a short-term bridge loan in the principal amount of $35 million (the “Bridge Loan”) to Empire, subject to the terms and conditions set forth in the Loan Agreement and represented by a convertible promissory note (the “Note”), dated November 17, 2010. Proceeds of the Bridge Loan were used to effectuate the repurchase of the Company’s then outstanding $65 million 5 1/2% Convertible Senior Notes due 2014 (the “Senior Notes”) in accordance with the terms of that certain settlement agreement, dated September 23, 2010, by and between the Company, the trustee under the indenture for the Senior Notes and certain beneficial owners of the Senior Notes.

The Note provides that the Bridge Loan bears interest at a rate of 5% per annum, payable in cash in arrears monthly, during its initial term. The maturity date of the Bridge Loan is the earlier of the consummation of Empire’s rights offering, as described in Note E, and June 30, 2011 (the “Outside Date”). In the event the rights offering does not conclude on or before June 30, 2011, Empire may, subject to the satisfaction of certain conditions, extend the maturity date of the Note to September 30, 2011, during which time interest shall accrue on the Note at a rate of 10% per annum. Subject to the satisfaction of certain conditions including (1) five business days have passed after the date on which the rights issued in the rights offering expire and the offering of Empire’s common stock pursuant thereto is terminated, (2) Empire prepaid the indebtedness in an amount equal to 100% of the aggregate amount of gross proceeds received by it pursuant to the rights offering, (3) the proceeds from the rights offering are insufficient to repay the Bridge Loan in full and Empire has not otherwise prepaid the Bridge Loan in full, and (4) no monetary or other material default as defined in the Loan Agreement is continuing, the remaining unpaid principal amount of the Bridge Loan will have a maturity date of a term of two years at an interest rate of 5% per annum convertible at a price equal to the exercise price of the rights issued in the rights offering (period of such extension is “Extension Term”).

Subject to and upon compliance with the provisions of the Loan Agreement, during the Extension Term, Kien Huat has the right to convert all or any portion of the principal sum evidenced by the Note such that the unconverted portion is $1,000 or a multiple of $1.00 in excess thereof into fully paid and non-assessable shares of Empire’s common stock at a conversion rate of initially 1,132 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $0.8837 per share, subject to adjustment in accordance with the Loan Agreement.

If, as of any date during the Extension Term (the “Measuring Date”), the average of the last reported bid prices of Empire’s common stock for the twenty consecutive trading days as defined in the Loan Agreement, ending on the trading day prior to the Measuring Date exceeds 200% of the conversion price in effect on the Measuring Date, then Empire is entitled to elect that Kien Huat convert all of the principal sum evidenced by the Note into shares of its common stock in accordance with the terms and provisions of the Loan Agreement. If Empire does not elect to force conversion of the Note and there have been no events of default as defined in the Loan Agreement, Empire may voluntarily prepay the Bridge Loan in whole or in part, with all interest accrued through the applicable period, absent notice from Kien Huat of its election to convert the Note.

Pursuant to a letter agreement, dated November 5, 2010, Kien Huat also agreed to exercise its entire allocation of basic subscription rights. Kien Huat may also, but has not agreed to and is not obligated to, exercise its oversubscription rights in the rights offering. The proceeds of the rights offering will be used, to the extent available, to repay amounts outstanding under the Bridge Loan. If, upon the completion of the rights offering, the proceeds thereof are insufficient to repay in full all amounts outstanding under the Bridge Loan, including principal and accrued interest thereon, Kien Huat has agreed to convert the full amount remaining unpaid into a convertible term loan with a term of two years, which will bear interest at a rate of 5% per annum and will be convertible at a price equal to the exercise price of the rights issued in the rights offering.

The Company recognized approximately $437,000 in interest expense associated with the Bridge Loan during the three months ended March 31, 2011 and approximately $1.3 million on the Senior Notes during the three months ended March 31, 2010.

Note E. Stockholders’ Equity

On February 16, 2011, Empire filed an Amended and Restated Certificate of Incorporation (the “Amended Charter”) with the Secretary of State of the State of Delaware. The Amended Charter amended Empire’s prior Amended and Restated Certificate of Incorporation, as amended, by: (1) increasing Empire’s authorized capital stock from 100 million shares, consisting of 95 million shares of common stock and 5 million shares of preferred stock, to a total of 155 million shares, consisting of 150 million shares of common stock and 5 million shares of preferred stock (the “Authorized Capital Amendment”); and (2) eliminating the classified board provisions and providing for the annual election of all directors (the “Declassification Amendment”). The Authorized Capital Amendment and the Declassification Amendment were each approved by the requisite vote of Empire’s stockholders at a special meeting of stockholders held on February 16, 2011.

On March 28, 2011, Empire commenced its rights offering. All holders of Empire’s common stock were granted the non-transferrable right to purchase 0.56750 shares of Empire’s common stock at a price of $0.8837 per share for each share they hold. The expiration date of this rights offering originally set as April 29, 2011, was extended on April 15, 2011, until May 20, 2011.

Stock-based compensation expense is approximately $360,000 and $1.0 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, there was approximately $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under Empire’s plans. That cost is expected to be recognized over the remaining vesting period of two years. This expected cost does not include the impact of any future stock-based compensation awards.

On March 14, 2011, Empire’s Board of Directors (the “Board”) authorized the issuance of 178,643 shares of Empire’s common stock as payment of dividends due for the year ended December 31, 2010 on its Series B preferred stock. The approximate value of these shares when issued was $114,000.

On February 23, 2010, the Board authorized the issuance of 74,705 shares of Empire’s common stock as payment of dividends due for the year ended December 31, 2009 on its Series B preferred stock. The approximate value of these shares when issued was $138,000.

Note F. Concentration

One debtor, New Jersey Sports and Exposition Authority, represented approximately 14% of the total outstanding accounts receivable as of March 31, 2011 and the Company had no accounts receivable concentration as of December 31, 2010.

Note G. Commitments and Contingencies

Legal Proceedings

Bryanston Group v. Empire Resorts, Inc.

A complaint has been filed in the Supreme Court of The State of New York, New York County (the “New York County Court”) on or about July 12, 2010 against Empire. The lawsuit arises out of a recapitalization agreement entered into on December 10, 2002 pursuant to which Empire issued Series E preferred stock to Bryanston Group, Inc. and Stanley Tollman. The complaint is brought by Bryanston Group, Inc. and Stanley Tollman alleging that Empire breached the terms of the recapitalization agreement by (i) failing to use the funds from the 2009 investment by Kien Huat to redeem the Series E preferred shares and pay dividends on the shares; and (ii) paying in excess of $1 million per year in operating expenses (including paying the settlement to Empire’s former chief executive officer, Joseph Bernstein) while not redeeming the Series E preferred shares and paying dividends on the shares. The plaintiffs had unsuccessfully sought a preliminary injunction, asking the New York County Court to have Empire put into escrow funds sufficient to pay the purchase price for the redemption of the Series E shares and the dividends. Empire filed a Motion to Dismiss the complaint. Empire’s Motion to Dismiss was denied. It is believed that the lawsuit is without merit and Empire will aggressively defend its interests.

Monticello Raceway Management, Inc. v. Concord Associates L.P.

On January 25, 2011, Empire’s subsidiary, Monticello Raceway Management, filed a complaint in the Sullivan County Court against Concord Associates, L.P. (“Concord”), an affiliate of Louis R. Cappelli who is a significant stockholder of Empire. The lawsuit seeks amounts that the Company believe are owed to it under an agreement between Concord, Monticello Raceway Management and the Monticello Harness Horsemen’s Association, Inc. (the “Horsemen’s Agreement”). Pursuant to the Horsemen’s Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the Concord Property or July 31, 2010, the Company was to continue to pay to the Monticello Harness Horsemen’s Association, Inc. 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. The Company believes Concord owes it approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to the Company. Monticello Raceway Management filed a Motion for Summary Judgment. While the Company is unable at this time to estimate the likelihood of a favorable outcome in this matter, it intends to prosecute vigorously its claims against Concord.

Other Proceedings

The Company is a party from time to time to various other legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note H. Subsequent Events

On April 12, 2011, Empire announced it has executed an exclusivity agreement with Entertainment Properties Trust (“EPR”) and MSEG LLC to explore exclusively the joint development of the companies’ respective properties located in Sullivan County, New York. EPR is the sole owner of Concord EPT, comprising 1,500 acres located at the site of the former Concord resort. The agreement commits the respective parties to work together exclusively for six months to explore development opportunities of both properties and transaction structures evaluating financial, legal, tax and other considerations. If no mutually agreeable term sheet has been executed by the parties within sixty days, the agreement will be terminable by any party.

On April 15, 2011, Empire announced the extension of the expiration date of its ongoing rights offering from April 29, 2011 to May 20, 2011.

On May 5, 2011, Concord announced that it has agreed to terms with the Mohegan Tribal Gaming Authority (“MTGA”) to develop a new gaming and racing facility on its 116 acre site located in Sullivan County, New York. It announced that Phase 1 of the project will open in the spring of 2013, that it is budgeted at over $600 million, and includes a 75,000 square foot casino featuring 2,100 video lottery terminals and capacity for up to 450 electronic table game positions, a 258 room resort hotel, a harness racing facility with a grandstand, 5/8 mile track and related paddock facilities, a simulcast facility for pari-mutuel wagering, 10,000 square feet of meeting rooms and ballrooms, five restaurants, retail outlets and several entertainment spaces.

On May 6, 2011, Empire issued a press release announcing that neither Concord nor MTGA have valid New York State licenses to operate a harness racetrack or VGMs in Sullivan County, prerequisites to the operation of VGMs at the proposed development. In addition, the press release indicated that Empire does not believe that such licenses can be obtained by Concord or MTGA under New York law and that Empire intends to vigorously oppose any request to obtain such licenses, including if necessary, by pursuing all available legal rights and remedies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of the Financial Condition and Results of Operations should be read together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Condensed Consolidated Financial Statements and related notes thereto in Empire Resorts, Inc. (“Empire”) and subsidiaries’ (the “Company”, “us”, “our”, or “we”) Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally relate to our strategies, plans and objectives for future operations and are based upon management’s current plans and beliefs or estimates of future results or trends. Forward-looking statements also involve risks and uncertainties, including, but not restricted to, the risks and uncertainties described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict.

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Uncertainty regarding our ability to satisfy our indebtedness when due and our continuing net losses and negative cash flows from operating activities caused our independent registered public accounting firm to include an explanatory paragraph in their report dated March 18, 2011 for the years ended December 31, 2010 and 2009 regarding their concerns about our ability to continue as a going concern.

On March 28, 2011, we commenced a rights offering. All holders of our common stock were granted the non-transferrable right to purchase 0.56750 shares of our common stock at a price of $0.8837 per share for each share they hold. Pursuant to a letter agreement, dated November 5, 2010, Kien Huat Realty III Limited (“Kien Huat”), our largest stockholder, agreed to exercise its entire allocation of basic subscription rights. Kien Huat may also, but has not agreed to and is not obligated to, exercise its oversubscription rights in the rights offering. The proceeds of the rights offering will be used, to the extent available, to repay amounts outstanding under a short-term bridge loan in the principal amount of $35 million (the “Bridge Loan”) made by Kien Huat pursuant to a loan agreement (the “Loan Agreement”) and represented by a note (the “Note”), each dated November 17, 2010. If, upon the completion of the rights offering, the proceeds thereof are insufficient to repay in full all amounts outstanding under the Bridge Loan, including principal and accrued interest thereon, Kien Huat has agreed to convert the full amount remaining unpaid into a convertible term loan with a term of two years, which will bear interest at a rate of 5% per annum and will be convertible at a price equal to the exercise price of the rights issued in the rights offering. The expiration date of this rights offering was April 29, 2011. On April 15, 2011, we extended the rights offering until May 20, 2011.

Overview

We were organized as a Delaware corporation on March 19, 1993, and since that time have served as a holding company for various subsidiaries engaged in the hospitality and gaming industries.

Through our wholly-owned subsidiary, Monticello Raceway Management, Inc. (“Monticello Raceway Management”), we currently own and operate Monticello Casino and Raceway, a 45,000 square foot video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway currently operates 1,090 Video Lottery Terminals (“VLTs”) and 20 electronic table games (“ETGs”) (VLTs and ETGs are both VGMs) as an agent for the New York Lottery (“NYL”). VGM activities in the State of New York are overseen by the NYL. VLTs are similar to slot machines, but they are electronically controlled from a central station and the procedure for determining winners is based on algorithms that distribute wins based on fixed odds, rather than mechanical or other methods designed to produce a random outcome for each play. ETGs are electronic facsimiles of traditional casino table games which function as a video lottery terminal and have individual digital touch screens for the players to place wagers and are available for play by one or more players. We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of its races to offsite pari-mutuel wagering facilities.

We are concentrating on improving our cash flow from our current operations at Monticello Casino and Raceway and on restructuring our balance sheet. We are focusing our efforts on developing and financing a hospitality and entertainment expansion of our existing Monticello Casino and Raceway facility, which we believe, if completed, would better serve the long-term financial interests of our stockholders and us. The implementation and completion of such expansion is subject to numerous risks, many of which are not in our control, including risks relating to our ability to obtain the necessary financing and political and environmental approvals. As such, we cannot predict the outcome of our efforts to implement our plan to expand the property. We have temporarily suspended our expansion efforts while we evaluate the opportunity for joint development of our property and the property owned by Entertainment Properties Trust (“EPR”) comprising of 1,500 acres at the site of the former Concord resort (the “Concord Property”). Finally, we have joined with other racino operators in New York State to form the New York Gaming Association, whose principal effort will be to seek approval for passage of a constitutional amendment authorizing table games at the racinos in New York, which would permit the Company to develop and operate a Class III casino. Generally, a constitutional amendment must be approved by both houses of the Legislature, approved again by a newly elected Legislature, and approved by the voters at a general election, in which instance it becomes effective on the following January 1. However, there can be no assurance given that an amendment to the New York State Constitution to permit Class III casino gaming will be passed in a timely manner, or at all, or that, if such amendment were passed, we would be able to effectively develop and operate a Class III casino.

On February 14, 2011, we received notice from The NASDAQ Stock Market (“Nasdaq”) that, because the closing bid price for our common stock has fallen below $1.00 per share for 30 consecutive business days, we no longer comply with the minimum bid price requirement for continued listing on the Nasdaq Global Market.

Nasdaq’s notice has no immediate effect on the listing of our common stock on the Nasdaq Global Market. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days, or until August 15, 2011, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to August 15, 2011.

On March 22, 2011, we received notice from Nasdaq that, because our stockholders’ equity has fallen below $10 million as reported on our annual report on Form 10-K for the year ended December 31, 2010, we no longer comply with Nasdaq Listing Rule 5450(b)(1)(A) with respect to the minimum stockholders’ equity requirement for continued listing on the Nasdaq Global Market. Nasdaq’s notice has no immediate effect on the listing of our common stock on the Nasdaq Global Market. Pursuant to Nasdaq Marketplace Rule 5810(c)(2)(C), we have been provided 45 calendar days, or until May 6, 2011, to submit a plan to Nasdaq to regain compliance. This plan was submitted on April 18, 2011. On May 4, 2011, we received a request for more information from Nasdaq and provided the requested information. On May 9, 2011, Nasdaq informed us that it had accepted our plan of compliance and granted us an extension to June 3, 2011 to regain compliance with Nasdaq Marketplace Rule 5810(c)(2)(C).

Competition

Our gaming operations are located in the Catskills region in the State of New York, which has historically been a resort area, although its popularity declined with the growth of destinations such as Atlantic City and Las Vegas. We are located approximately 90 miles northwest of New York City. Based upon public information, there are approximately 18.4 million adults who live within 100 miles of the Catskills area, an area where household income averages approximately $76,000. Specifically, Monticello Casino and Raceway is directly adjacent to Highway 17, has highly visible signage and convenient access, and is less than 1,000 feet from the highway’s exit.

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

In New York, we face significant competition for guests from Orange, Duchess and Ulster Counties in New York for our VGM operation from a VGM facility at Yonkers Raceway, and expect additional competition from Aqueduct Racetrack. Both of these racetracks are located within the New York City metropolitan area. Yonkers Raceway has a harness horseracing facility, approximately 5,300 VGMs, food and beverage outlets and other amenities. In September 2010, Genting New York LLC received final approval to build and operate approximately 4,500 VGMs at the Aqueduct thoroughbred track in Queens. Based upon public information, the first phase of the Aqueduct gaming facility is expected to begin with the operation of 2,500 VGMs in the third quarter of 2011 with a second phase to be completed in 2012 which is expected to have all 4,500 VGMs in operation as well as food and beverage outlets and other amenities.

From time to time, New Jersey has reviewed options to place slot machines in various locations including the Meadowlands Racetrack. In December 2010, New Jersey Governor Christie gave an exclusive three-month opportunity to a private investor to prepare a bid to lease the state’s Meadowlands Racetrack and has indicated that the state will stop running races at the Meadowlands if there is no deal by April 1, 2011. On April 29, 2011, Governor Christie issued a statement that live racing will begin on May 7, 2011, live racing and simulcasting will continue until the end of May 2011 and parties will continue discussions in an effort to try and resolve the remaining issues. We are unable to predict the outcome of the negotiations and whether the Meadowlands Racetrack will remain open or close at the end of May 2011. There is currently no plan to allow slot machines or legalized gambling at a privately operated Meadowlands Racetrack. On January 28, 2011, Governor Christie signed into law legislation which authorizes “exchange wagering,” and legislation which will permit racetrack permit holders to provide a single pari-mutuel pool for every horse race. Governor Christie also conditionally vetoed a bill, which provided for revisions to the “Off Track and Account Wagering Act” to expedite the development of off track wagering facilities throughout the State. In addition, based upon public information, Revel Entertainment Group, LLC (“Revel”) has completed a $1.2 billion financing package which is intended to enable Revel to complete construction of a $2.4 billion beachfront entertainment resort and casino on a 20 acre site in Atlantic City. Revel is expected to open in mid-2012.

To a lesser extent, Monticello Casino and Raceway faces competition from two casinos that are in Pennsylvania. In January 2010, the Pennsylvania legislature authorized and then Governor Rendell approved table games in its existing slot machine facilities. The legislation authorized all table games, including blackjack, craps, roulette, baccarat, and poker at thoroughbred and harness racetracks with slot machine facilities and stand-alone slot machine facilities. In addition, the legislation authorized the granting of credit to guests of the Pennsylvania casinos. Table games became operational in Pennsylvania’s casinos in July 2010. Both Pennsylvania casinos that we compete against have installed and offer table games. This legislation augmented the legislation passed in July 2004, whereby Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state, to permit table games at the slot machine facilities. As of April 2011, there were ten casinos in operation within Pennsylvania, with six located at racetracks. One such racetrack facility is Mohegan Sun at Pocono Downs, which has approximately 2,400 slot machines and 84 table games, including 18 poker tables. Mohegan Sun at Pocono Downs opened in January 2007 in Wilkes-Barre, Pennsylvania, approximately 70 miles southwest of Monticello. In addition, in October 2007, Mount Airy Casino Resort opened with approximately 2,500 slot machines, a hotel, spa and a golf course; and in July 2010 it began the operation of table games and now operates 72 table games, which includes 11 poker tables. Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello.

In August 2009, the NYL approved a subsidized free play pilot test period for us and one other New York State racino which provided us the opportunity to reward our guests based on their level of VGM play and to offer promotions that can compete with the offerings of our competitors located in Pennsylvania. On March 22, 2011, the NYL extended the subsidized free play pilot program until legislation authorizing a statewide subsidized free play program is enacted. The budget that was passed in March 2011 included a statewide subsidized free play program which became effective for the gaming day of April 4, 2011. Subsidized free play credits issued pursuant to the program will be excluded from the calculation of net win at the issuing facility. Each facility will be permitted to issue subsidized free play credits in an amount not to exceed 10% of adjusted net win. The intent of this program is to use subsidized free play credits as a marketing tool to increase video lottery revenue for the support of education.

Results of Operations

The results of operations for three months ended March 31, 2011 and 2010 are summarized below:

	2011	2010	Variance	Percentage variance
	(dollars in thousands)
Revenues:
Gaming	$12,873	$12,356	$517	4%
Food, beverage, racing and other	2,319	3,847	(1,528)	(40)%

Gross revenues	15,192	16,203	(1,011)	(6)%
Less: Promotional allowances	(283)	(742)	(459)	(62)%

Net revenues	14,909	15,461	(552)	(4)%

Costs and expenses:
Gaming	9,885	9,464	421	4%
Food, beverage, racing and other	2,389	3,188	(799)	(25)%
Selling, general and administrative	2,077	2,308	(231)	(10)%
Stock-based compensation	360	1,040	(680)	(65)%
Depreciation	321	303	18	6%

Total costs and expenses	15,032	16,303	(1,271)	(8)%

Loss from operations	(123)	(842)	(719)	(85)%

Amortization of deferred financing costs	—	(102)	(102)	(100)%
Interest expense	(437)	(1,301)	(864)	(66)%
Interest income	2	2	—	—

Net loss	$(558)	$(2,243)	$(1,685)	(75)%

Gaming revenue

Gaming revenue increased by $517,000, or 4%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. Our number of daily visits decreased 2%; however, the average daily win per unit increased 4% from an adjusted $123.68 for the three months ended March 31, 2010 to $128.86 for the three months ended March 31, 2011, as we concentrated our marketing efforts on more high valued gaming guests. The adjusted average daily win per unit for the three months ended March 31, 2010 reflects the increase in the number of machines in service from 1,090 to 1,110. Our VGM hold percentage was 7.3% and 7.1% for the three months ended March 31, 2011 and 2010, respectively.

Food, beverage, racing and other revenue

Food, beverage, racing and other revenue decreased by $1.5 million, or 40%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, due to a reduction in racing revenue of $1.2 million and a reduction in food and beverage revenue of $300,000.

Racing revenue decreased primarily due to the closure of New York City Off-Track Betting (“NYCOTB”) and the continued failure of other Off-Track Betting Corporations not to make their statutory payments. Food, beverage and other revenue decreased due to a reduction in food and beverage promotional spending compared to those offered in the same period in 2010.

Promotional allowances

Promotional allowances decreased by $459,000, or 62%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to our decision to reduce our food and beverage and other promotional spending levels. Non-subsidized free play decreased during the three month period ended March 31, 2011 through more targeted marketing efforts that resulted in a reduction in the accrual for non-subsidized free play above the NYL mandated 10% threshold.

Gaming costs

Gaming costs increased by $421,000, or 4%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to an increase in NYL commission resulting from higher gaming revenue of $300,000 and a one percent increase in NYL commission over last year of $129,000.

Food, beverage, racing and other costs

Food, beverage, racing and other costs decreased approximately $799,000, or 25%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to a reduction of the horsemen’s share of racing revenues caused by lower racing revenues.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $231,000, or 10%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to reduced legal fees and consultant costs offset by increased corporate payroll and benefit costs for the three months ended March 31, 2011.

Stock-based compensation expense

Stock-based compensation decreased $680,000, or 65%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily as a result of fewer options vesting and granted to directors and officers.

Interest expense

Interest expense decreased $864,000, or 66%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due to a reduction in debt outstanding and a more favorable interest rate than in 2010 as a result of the repayment of the $65 million 5 1/2% Convertible Senior Notes due 2014 (the “Senior Notes”) in the fourth quarter of 2010.

Liquidity and Capital Resources

On November 17, 2010, we entered into the Loan Agreement with Kien Huat. Proceeds of the Bridge Loan were used to effectuate the repurchase of our then outstanding Senior Notes in accordance with the terms of that certain settlement agreement, dated September 23, 2010, by and between the Company, the trustee under the indenture for the Senior Notes and certain beneficial owners of the Senior Notes.

The Note provides that the Bridge Loan bears interest at a rate of 5% per annum, payable in cash in arrears monthly, during its initial term. The maturity date of the Bridge Loan is the earlier of the consummation of our rights offering and June 30, 2011 (the “Outside Date”). Subject to the satisfaction of certain conditions including (1) five business days have passed after the date on which the rights issued in the rights offering expire and the offering of our common stock pursuant thereto is terminated, (2) we prepaid the indebtedness in an amount equal to 100% of the aggregate amount of gross proceeds received by us for exercised rights pursuant to the rights offering, (3) the proceeds from the rights offering are insufficient to repay the Bridge Loan in full and we have not otherwise prepaid the Bridge Loan in full, and (4) no monetary or other material default as defined in the Bridge Loan Agreement is continuing, the remaining unpaid principal amount of the Bridge Loan will have a maturity date of a term of two years at an interest rate of 5% per annum convertible at a price equal to the exercise price of the rights issued in the rights offering (period of such extension is “Extension Term”).

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

As of March 31, 2011, we had total current assets of approximately $18 million and current liabilities of approximately $41.4 million. Provided that we complete the rights offering prior to the maturity date of the Bridge Loan and satisfy the other conditions to the Extension Term, we expect that we will be able to fund our operations in the ordinary course over at least the next twelve months.

Net cash used in operating activities was approximately $1.5 million and $3.1 million during the three months ended March 31, 2011 and 2010, respectively, which was primarily due to a decrease in net loss of approximately $1.6 million.

Net cash used in investing activities was approximately $198,000 and $25,000 for the three months ended March 31, 2011 and 2010, respectively. The increase of approximately $173,000 was primarily a result of the purchase of property and equipment.

Net cash provided by financing activities was approximately $0 and $71,000 for the three months ended March 31, 2011 and 2010, respectively. The decrease is due to no options and option matching rights exercised during 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

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

We carried out an evaluation as of March 31, 2011 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings.

Changes in Our Financial Reporting Internal Controls.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Bryanston Group v. Empire Resorts, Inc.

A complaint has been filed in the Supreme Court of The State of New York, New York County (the “Supreme Court”) on or about July 12, 2010 against us. The lawsuit arises out of a recapitalization agreement entered into on December 10, 2002 pursuant to which we issued Series E preferred stock to Bryanston Group, Inc. and Stanley Tollman. The complaint is brought by Bryanston Group, Inc. and Stanley Tollman alleging that we breached the terms of the recapitalization agreement by (i) failing to use the funds from the 2009 investment by Kien Huat to redeem the Series E preferred shares and pay dividends on the shares; and (ii) paying in excess of $1 million per year in operating expenses (including paying the settlement to our former chief executive officer, Joseph Bernstein) while not redeeming the Series E preferred shares and paying dividends on the shares. The plaintiffs had unsuccessfully sought a preliminary injunction, asking the Supreme Court to have us put into escrow funds sufficient to pay the purchase price for the redemption the Series E shares and the dividends. We have filed a motion to dismiss the complaint. Our Motion to Dismiss was denied. It is believed that the lawsuit is without merit and we will aggressively defend out interest.

Monticello Raceway Management, Inc. v. Concord Associates L.P.

On January 25, 2011, Empire’s subsidiary, Monticello Raceway Management, filed a complaint in the Sullivan County Court against Concord Associates, L.P. (“Concord”), an affiliate of Louis R. Cappelli who is a significant stockholder. The lawsuit seeks amounts that the Company believe are owed to it under an agreement between Concord, Monticello Raceway Management and the Monticello Harness Horsemen’s Association, Inc. (the “Horsemen’s Agreement”). Pursuant to the Horsemen’s Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the Concord Property or July 31, 2010, the Company was to continue to pay to the Monticello Harness Horsemen’s Association, Inc. 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. The Company believes Concord owes it approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to the Company. Monticello Raceway Management filed a Motion for Summary Judgment. While the Company is unable at this time to estimate the likelihood of a favorable outcome in this matter, it intends to prosecute vigorously its claims against Concord.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

Empire Resorts, Inc.

Dated: May 13, 2011	/s/ Joseph A. D’Amato
Joseph A. D’Amato
Chief Executive Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: May 13, 2011	/s/ Laurette J. Pitts
Laurette J. Pitts
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.