Form 10-Q
period 2011-06-30
EMPIRE RESORTS INC
filed 2011-08-12
CIK 906780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares outstanding of the issuer’s common stock, as of August 9, 2011 was 89,592,259.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPIRE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share data) (Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$13,850	$12,960
Restricted cash	2,562	2,244
Accounts receivable, net	1,379	1,226
Prepaid expenses and other current assets	2,478	2,728

Total current assets	20,269	19,158
Property and equipment, net	27,890	28,130
Other assets	575	1,154

Total assets	$48,734	$48,442

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	$0	$35,000
Accounts payable	1,743	1,895
Accrued expenses and other current liabilities	5,056	5,256

Total current liabilities	6,799	42,151

Long term loan	17,426	0

Total liabilities	24,225	42,151

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 5,000 shares authorized; $0.01 par value-
Series A, $1,000 per share liquidation value, none issued and outstanding	0	0
Series B, $29 per share liquidation value, 44 shares issued and outstanding	0	0
Series E, $10 per share redemption value, 1,731 shares issued and outstanding	6,855	6,855
Common stock, $0.01 par value, 150,000 shares authorized, 89,592 and 69,479 shares issued and outstanding in 2011 and 2010, respectively	896	695
Additional paid-in capital	144,121	126,082
Accumulated deficit	(127,363)	(127,341)

Total stockholders’ equity	24,509	6,291

Total liabilities and stockholders’ equity	$48,734	$48,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011		2010	2011	2010
Revenues:
Gaming		$16,146	$15,091	$29,019	$27,447
Food, beverage, racing and other		2,877	3,240	5,196	7,087

Gross revenues		19,023	18,331	34,215	34,534
Less: Promotional allowances		(457)	(749)	(740)	(1,491)

Net revenues		18,566	17,582	33,475	33,043

Costs and expenses:
Gaming		11,498	11,229	21,374	20,694
Food, beverage, racing and other		2,624	2,744	5,012	5,933
Selling, general and administrative		2,808	2,474	4,895	4,781
Stock-based compensation		319	912	679	1,952
Depreciation		327	305	648	608

Total costs and expenses		17,576	17,664	32,608	33,968

Income (loss) from operations		990	(82)	867	(925)

Legal settlement		0	(7,118)	0	(7,118)
Amortization of deferred financing costs		0	(102)	0	(205)
Interest expense		(342)	(1,300)	(780)	(2,601)
Interest income		2	8	5	11

Net income (loss)		650	(8,594)	92	(10,838)
Undeclared dividends on preferred stock		(388)	(388)	(776)	(776)

Net income (loss) applicable to common shares		$262	$(8,982)	$(684)	$(11,614)

Weighted average common shares outstanding, basic		78,884	69,479	74,248	69,368

Weighted average common shares outstanding, diluted		114,954	69,479	74,248	69,368

Earnings (loss) per common share, basic and diluted	$	*	$(0.13)	$(0.01)	$(0.17)

*Less than $0.005

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income (loss)	$92	$(10,838)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	648	608
Amortization of deferred financing costs	0	205
Recovery of doubtful accounts	(63)	0
Stock-based compensation	679	1,952
Warrants issued in legal settlement	0	5,618
Changes in operating assets and liabilities:
Restricted cash –NY Lottery and Purse Accounts	(345)	(474)
Accounts receivable	(90)	657
Prepaid expenses and other current assets	250	(397)
Accounts payable	(152)	(693)
Accrued expenses and other current liabilities	(200)	421
Other assets	579	767

Net cash provided by (used in) operating activities	1,398	(2,174)

Investing activities:
Purchases of property and equipment	(409)	(223)
Restricted cash - Racing capital improvement	27	(13)

Net cash used in investing activities	(382)	(236)

Financing activities:
Proceeds from exercise of stock options	0	35
Proceeds from exercise of option matching rights	0	36
Stock issuance costs	(126)	0

Net cash provided by (used in) financing activities	(126)	71

Net increase (decrease) in cash and cash equivalents	890	(2,339)
Cash and cash equivalents, beginning of period	12,960	50,080

Cash and cash equivalents, end of period	$13,850	$47,741

Supplemental disclosure:
Interest paid	$819	$2,600

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in settlement of preferred stock dividends	$114	$137

Repayment of short term loan with proceeds from stock issued in rights offering	$17,574	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A. Summary of Business and Basis for Presentation

Basis for Presentation

The condensed consolidated financial statements and notes as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 are unaudited and include the accounts of Empire Resorts, Inc. (“Empire”) and subsidiaries (the “Company”).

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations will be sufficient to meet its strategic and working capital requirements for at least the next twelve months. Whether these resources are adequate to meet the Company’s liquidity needs beyond that period will depend on its growth and operating results. If the Company requires additional capital resources to grow its business at a future date, it may seek to sell additional debt or equity. The sale of additional equity could result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to it, or may not be available in amounts or on terms acceptable to it.

Nature of Business

Through Empire’s wholly-owned subsidiary, Monticello Raceway Management, Inc. (“Monticello Raceway Management”), the Company currently owns and operates Monticello Casino and Raceway, a 45,000 square foot video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs, which includes 20 electronic table game positions (“ETGs”) as an agent for the New York Lottery (“NYL”). VGM activities in the State of New York are overseen by the NYL. VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. The Company also generates racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of its races to offsite pari-mutuel wagering facilities.

On April 12, 2011, Empire announced it had executed an exclusivity agreement with Entertainment Properties Trust (“EPR”) and MSEG LLC to explore exclusively the joint development of the companies’ respective properties located in Sullivan County, New York. EPR is the sole owner of Concord EPT, comprising 1,500 acres located at the site of the former Concord Resort (the “Concord Property”). The agreement commits the respective parties to work together exclusively for six months to explore development opportunities of both properties and transaction structures evaluating financial, legal, tax and other considerations. If no mutually agreeable term sheet has been executed by the parties within sixty days, the agreement will be terminable by any party. On April 15, 2011, Empire announced the extension of the expiration date of its ongoing rights offering from April 29, 2011 to May 20, 2011. On June 24, 2011, Empire announced that, in furtherance of the exclusivity agreement entered into with EPR and MSEG, LLC, the parties entered into a Master Development Agreement Term Sheet for the joint development of the site of the Concord Property. On August 4, 2011, EPR, MSEG, LLC and Empire announced that they selected a master planner for the development of the Concord Property.

On May 5, 2011, Concord Associates, L.P. (“Concord”) announced that it has agreed to terms with the Mohegan Tribal Gaming Authority (“MTGA”) to develop a new gaming and racing facility on its 116 acre site located in Sullivan County, New York. On May 6, 2011, Empire issued a press release announcing that neither Concord nor MTGA have valid New York State licenses to operate a harness racetrack or VGMs in Sullivan County, prerequisites to the operation of VGMs at the proposed development.

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

The retail value amounts included in promotional allowances for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Food and beverage	$160	$369	$462	$879
Non-subsidized free play	198	79	104	161
Players club awards	99	293	173	439
Bus group sales incentives	0	8	1	12

Total retail value of promotional allowances	$457	$749	$740	$1,491

The estimated cost of providing complimentary food, beverages and other items for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Food and beverage	$146	$275	$501	$728
Non-subsidized free play	116	45	61	93
Players club awards	99	293	173	439
Bus group sales incentives	0	4	1	6

Total cost of promotional allowances	$361	$617	$736	$1,266

Accounts receivable

Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2011 and December 31, 2010, the Company recorded an allowance for doubtful accounts of approximately $104,000 and $168,000, respectively.

Earnings (loss) per common share

The Company computes basic earnings (loss) per share by dividing net income (loss) applicable to common shares by the weighted-average common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Since the effect of outstanding options, warrants and option matching rights is anti-dilutive with respect to losses, they have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted losses per common share for the three months ended June 30, 2010 and six months ended June 30, 2011 and 2010 were the same.

The following table shows the approximate number of common stock equivalents outstanding at June 30, 2011 and 2010 that could potentially dilute basic income per share in the future, but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

	Outstanding at June 30,
	2011	2010
Options	7,658,000	6,084,000
Warrants	3,250,000	3,250,000
Option matching rights	5,386,000	6,076,000
Restricted stock	50,000	78,000
Shares to be issued upon conversion of convertible debt	19,726,000	5,175,000

Total	36,070,000	20,663,000

Fair value

The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. The Company’s financial instruments are comprised of current assets, current liabilities and a long term loan. Current assets and current liabilities approximate fair value due to their short-term nature. As of June 30, 2011, the Company’s management was unable to estimate reasonably the fair value of the long term loan due to the inability to obtain quotes for similar credit facilities.

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

Recent accounting pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not materially affect its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not change the presentation of its consolidated financial statements.

Note C. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
Liability for horseracing purses	$1,322	$1,544
Accrued payroll	736	828
Accrued redeemable points	334	484
Liability to NYL	296	391
Liability for local progressive jackpot	461	447
Accrued legal	301	118
Accrued other	1,606	1,444

Total accrued expenses and other current liabilities	$5,056	$5,256

Note D. Long Term Loan

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

The Note provides that the Bridge Loan bears interest at a rate of 5% per annum, payable in cash in arrears monthly, during its initial term. The maturity date of the Bridge Loan was the earlier of the consummation of Empire’s rights offering, as described in Note E, and June 30, 2011 (the “Outside Date”). Subject to the satisfaction of certain conditions including (1) five business days have passed after the date on which the rights issued in the rights offering expire and the offering of Empire’s common stock pursuant thereto is terminated, (2) Empire prepaid the indebtedness in an amount equal to 100% of the aggregate amount of gross proceeds received by it pursuant to the rights offering, (3) the proceeds from the rights offering are insufficient to repay the Bridge Loan in full and Empire has not otherwise prepaid the Bridge Loan in full, and (4) no monetary or other material default as defined in the Loan Agreement is continuing, the remaining unpaid principal amount of the Bridge Loan will have a maturity date of a term of two years at an interest rate of 5% per annum convertible at a price equal to the exercise price of the rights issued in the rights offering (period of such extension is “Extension Term”).

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

Pursuant to a letter agreement, dated November 5, 2010, Kien Huat also agreed to exercise its entire allocation of basic subscription rights. The Company consummated its rights offering on May 20, 2011 and the proceeds were used to satisfy approximately $17.6 million of the Bridge Loan. Pursuant to the Loan Agreement, the Company has satisfied the conditions to extend the maturity date of the Bridge Loan to May 17, 2013.

The Company recognized approximately $342,000 and $780,000 in interest expense associated with the Bridge Loan during the three and six months ended June 30, 2011 and approximately $1.3 million and $2.6 million on the Senior Notes during the three and six months ended June 30, 2010.

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

On May 20, 2011 the rights offering was consummated and Empire’s stockholders validly subscribed for 19,886,776 shares of its common stock, par value $0.01 per share, in the rights offering. The rights were exercised at $0.8837 per share, resulting in total gross proceeds of approximately $17.6 million, which were used to repay the Bridge Loan.

Stock-based compensation expense is approximately $319,000 and $912,000 for the three months ended June 30, 2011 and 2010, respectively, and approximately $679,000 and $2.0 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under Empire’s plans. That cost is expected to be recognized over the remaining vesting period of two years. This expected cost does not include the impact of any future stock-based compensation awards.

On May 11, 2010, as part of a legal settlement with the Company’s former CEO, the Company issued warrants to purchase an aggregate of 3.25 million shares of its common stock at $2.00 per share, as follows: (i) 250,000 shares with an expiration date of May 10, 2015; (ii) 1 million shares with an expiration date of May 10, 2015; and (iii) 2 million shares with an expiration date of May 10, 2020, which may be exercised on a cashless basis and cannot be exercised until the warrants to purchase 1.25 million shares described in clauses (i) and (ii) above have been exercised in full. The warrants were recorded as legal settlement expense and valued at approximately $5.6 million.

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

Note F. Commitments and Contingencies

Legal Proceedings

Bryanston Group v. Empire Resorts, Inc.

A complaint has been filed in the Supreme Court of The State of New York, New York County (the “New York County Court”) on or about July 12, 2010 against Empire. The lawsuit arises out of a recapitalization agreement entered into on December 10, 2002 pursuant to which Empire issued Series E preferred stock to Bryanston Group, Inc. and Stanley Tollman. The complaint is brought by Bryanston Group, Inc. and Stanley Tollman alleging that Empire breached the terms of the recapitalization agreement by (i) failing to use the funds from the 2009 investment by Kien Huat to redeem the Series E preferred shares and pay dividends on the shares; and (ii) paying in excess of $1 million per year in operating expenses (including paying the settlement to Empire’s former chief executive officer, Joseph Bernstein) while not redeeming the Series E preferred shares and paying dividends on the shares. The plaintiffs had unsuccessfully sought a preliminary injunction, asking the New York County Court to have Empire put into escrow funds sufficient to pay the purchase price for the redemption of the Series E shares and the dividends. Empire filed a Motion to Dismiss the complaint. Empire’s Motion to Dismiss was denied on March 28, 2011. It is believed that the lawsuit is without merit and Empire will aggressively defend its interests.

Monticello Raceway Management, Inc. v. Concord Associates L.P.

On January 25, 2011, Empire’s subsidiary, Monticello Raceway Management, filed a complaint in the Sullivan County Court (the “Court”) against Concord, an affiliate of Louis R. Cappelli who is a significant stockholder of Empire. The lawsuit seeks amounts that the Company believe are owed to it under an agreement between Concord, Monticello Raceway Management and the Monticello Harness Horsemen’s Association, Inc. (the “Horsemen’s Agreement”). Pursuant to the Horsemen’s Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the Concord Property or July 31, 2010, the Company was to continue to pay to the Monticello Harness Horsemen’s Association, Inc. 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. The Company believes Concord owes it approximately $300,000 for the VGM Shortfall. On June 23, 2011, the Court advised counsel for Monticello Raceway Management and Concord that it was denying Concord’s motion to dismiss and is treating Monticello Raceway Management’s cross motion as a motion for summary judgment, which is pending. While the Company is unable at this time to estimate the likelihood of a favorable outcome in this matter, it intends to prosecute vigorously its claims against Concord.

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

Through our wholly-owned subsidiary, Monticello Raceway Management, Inc. (“Monticello Raceway Management”), we currently own and operate Monticello Casino and Raceway, a 45,000 square foot video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs which includes 20 electronic table game positions (“ETGs”) as an agent for the New York Lottery (“NYL”). VGM activities in the State of New York are overseen by the NYL. VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.

We are concentrating on improving our cash flow from our current operations at Monticello Casino and Raceway and on restructuring our balance sheet. We are focusing our efforts for the joint development of our property and the property owned by Entertainment Properties Trust (“EPR”) comprising of 1,500 acres at the site of the former Concord Resort (the “Concord Property”), which we believe, if completed, would better serve the long-term financial interests of our stockholders and us. On April 12, 2011, we announced the exclusivity agreement between us, EPR and MSEG, LLC (“MSEG”). On June 24, 2011, we announced that in furtherance of the exclusivity agreement entered into with EPR and MSEG the parties entered into a Master Development Agreement Term Sheet (“Term Sheet”) for the joint development of the site of the Concord Property. The Term Sheet sets forth the basis on which we, EPR and MSEG will work together to develop a comprehensive, integrated destination resort including a casino/entertainment facility and non-gaming amenities to complement the casino. The implementation and completion of such joint development is subject to numerous risks, many of which are not in our control, including risks relating to our ability to obtain the necessary financing and political and environmental approvals. On May 5, 2011, Concord Associates, LP (“Concord”) announced that it has agreed to terms with the Mohegan Tribal Gaming Authority (“MTGA”) to develop a 116 acre site adjacent to the Concord Property. Concord and MTGA are planning to develop a gaming and racing resort facility. As such, we cannot predict the outcome of our efforts to implement our plan to develop jointly the properties. Finally, we have joined with other racino operators in New York State to form the New York Gaming Association, whose principal effort will be to seek approval for passage of a constitutional amendment authorizing table games at the racinos in New York, which would permit the Company to develop and operate a Class III casino. Generally, a constitutional amendment must be approved by both houses of the Legislature, approved again by a newly elected Legislature, and approved by the voters at a general election, in which instance it becomes effective on the following January 1. However, there can be no assurance given that an amendment to the New York State Constitution to permit Class III casino gaming will be passed in a timely manner, or at all, or that, if such amendment were passed, we would be able to effectively develop and operate a Class III casino. On August 4, 2011, EPR, MSEG and Empire announced that they selected a master planner for the development of the Concord Property.

On February 14, 2011, we received notice from The NASDAQ Stock Market (“Nasdaq”) that, because the closing bid price for our common stock has fallen below $1.00 per share for 30 consecutive business days, we no longer comply with the minimum bid price requirement for continued listing on the Nasdaq Global Market.

Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days, or until August 15, 2011, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to August 15, 2011. As of August 12, 2011, we are not in compliance with the minimum bid price requirement.

On March 22, 2011, we received notice from Nasdaq that, because our stockholders’ equity has fallen below $10 million as reported on our annual report on Form 10-K for the year ended December 31, 2010, we no longer comply with Nasdaq Listing Rule 5450(b)(1)(A) with respect to the minimum stockholders’ equity requirement for continued listing on the Nasdaq Global Market.

Pursuant to Nasdaq Marketplace Rule 5810(c)(2)(C), we have been provided 45 calendar days, or until May 6, 2011, to submit a plan to Nasdaq to regain compliance. This plan was submitted on April 18, 2011. On May 4, 2011, we received a request for more information from Nasdaq and provided the requested information. On May 9, 2011, Nasdaq informed us that it had accepted our plan of compliance and granted us an extension to June 3, 2011 to regain compliance with Nasdaq Marketplace Rule 5810(c)(2)(C). As of May 20, 2011, due to the completion of our rights offering, we are in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Global Market.

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

In New York, we face competition for guests from Orange, Duchess and Ulster Counties in New York for our VGM operation from a VGM facility at Yonkers Raceway. This racetrack is located within the New York City metropolitan area. Yonkers Raceway has a harness horseracing facility, approximately 5,300 VGMs, food and beverage outlets and other amenities.

From time to time, New Jersey has reviewed options to place slot machines in various locations including the Meadowlands Racetrack. In December 2010, New Jersey Governor Christie gave an exclusive three-month opportunity to a private investor to prepare a bid to lease the state’s Meadowlands Racetrack. On May 13, 2011, Governor Christie announced that live racing at the Meadowlands will be operated by a private investor who, according to an agreement in principle, will assume the costs associated with running live racing at the venue. The private investor will be responsible for all simulcast wagering at the tracks, the operation and future development of off-track wagering facilities and the continued operation of the State’s account wagering system. Published news reports indicate that the private investor and the Standardbred Breeders and Owners Association of New Jersey signed a Memorandum of Understanding with each other and the New Jersey Sports and Exposition Authority, which are a precursor for the parties to execute a formal lease for the Meadowlands. We are unable to predict the outcome of the negotiations and whether the Meadowlands Racetrack will remain open or close at the end of August 2011. There is currently no plan to allow slot machines or legalized gambling at a privately operated Meadowlands Racetrack. On January 28, 2011, Governor Christie signed into law legislation, which authorizes “exchange wagering,” and legislation, which will permit racetrack permit holders to provide a single pari-mutuel pool for every horse race. Governor Christie also conditionally vetoed a bill, which provided for revisions to the “Off Track and Account Wagering Act” to expedite the development of off track wagering facilities throughout the State.

To a lesser extent, Monticello Casino and Raceway faces competition from two casinos that are in Pennsylvania. In January 2010, the Pennsylvania legislature authorized and then Governor Rendell approved table games in its existing slot machine facilities. The legislation authorized all table games, including blackjack, craps, roulette, baccarat, and poker at thoroughbred and harness racetracks with slot machine facilities and stand-alone slot machine facilities. In addition, the legislation authorized the granting of credit to guests of the Pennsylvania casinos. Table games became operational in Pennsylvania’s casinos in July 2010. Both Pennsylvania casinos that we compete against have installed and offer table games. This legislation augmented the legislation passed in July 2004, whereby Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state, to permit table games at the slot machine facilities. As of April 2011, there were ten casinos in operation within Pennsylvania, with six located at racetracks. One such racetrack facility is Mohegan Sun at Pocono Downs, which has approximately 2,300 slot machines and 84 table games, including 18 poker tables. Mohegan Sun at Pocono Downs opened in January 2007 in Wilkes-Barre, Pennsylvania, approximately 70 miles southwest of Monticello. In addition, in October 2007, Mount Airy Casino Resort opened with approximately 2,500 slot machines, a hotel, spa and a golf course; and in July 2010 it began the operation of table games and now operates 72 table games, which includes 11 poker tables. Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello.

In August 2009, the NYL approved a subsidized free play pilot test period for us and one other New York State racino which provided us the opportunity to reward our guests based on their level of VGM play and to offer promotions that can compete with the offerings of our competitors located in Pennsylvania. On March 22, 2011, the NYL extended the subsidized free play pilot program until legislation authorizing a statewide subsidized free play program is enacted. The budget that was passed in March 2011 included a statewide subsidized free play program, which became effective for the gaming day of April 4, 2011. Subsidized free play credits issued pursuant to the program will be excluded from the calculation of net win at the issuing facility. Each facility will be permitted to issue subsidized free play credits in an amount not to exceed 10% of adjusted net win. The intent of this program is to use subsidized free play credits as a marketing tool to increase video lottery revenue for the support of education.

In 2001, the New York State Legislature and the New York State Governor authorized the building of three Native American casinos in the Catskills region of the State of New York. The Stockbridge-Munsee Community Band of Mohican Indians and other Native American Tribes have expressed an interest in developing Class III tribal casinos in the Catskills, and in particular, Sullivan County.

On June 14, 2011, United States Department of the Interior (“USDOI”) Assistant Secretary-Indian Affairs, the head of the Bureau of Indian Affairs (“BIA”), announced that he has rescinded a January 3, 2008, memo which said, among other things, that tribes could develop casinos on land off their reservations only if it was within “commutable distance” of the reservation which was considered by the USDOI to be approximately 40 miles. The requirements of the Indian Gaming Regulatory Act will continue to be applied by the BIA even though the “commutability” standard has been rescinded.

As of October 2010, the Shinnecock Indian Nation, a state-recognized Native American tribe, is an Indian entity recognized by the BIA. The Shinnecock Indian Nation has expressed its interest in building a casino in Southampton, New York or at another location in downstate New York. Since becoming federally recognized, the Shinnecock Indian Nation has the right to build a Class II casino on their 800-acre reservation in Southampton, New York, but the Shinnecock have expressed a desire to develop a Class III casino closer to New York City including the possibility of a casino at Belmont, New York.

Results of Operations

The results of operations for three months ended June 30, 2011 and 2010 (unaudited) are summarized below:

	2011	2010	Variance	Percentage variance
	(dollars in thousands)
Revenues:
Gaming	$16,146	$15,091	$1,055	7%
Food, beverage, racing and other	2,877	3,240	(363)	(11)%

Gross revenues	19,023	18,331	692	4%
Less: Promotional allowances	(457)	(749)	(292)	(39)%

Net revenues	18,566	17,582	984	6%

Costs and expenses:
Gaming	11,498	11,229	269	2%
Food, beverage, racing and other	2,624	2,744	(120)	(4)%
Selling, general and administrative	2,808	2,474	334	14%
Stock-based compensation	319	912	(593)	(65)%
Depreciation	327	305	22	7%

Total costs and expenses	17,576	17,664	(88)	(1)%

Income (loss) from operations	990	(82)	1,072	1,308%
Legal settlement	0	(7,118)	(7,118)	(100)%

Amortization of deferred financing costs	0	(102)	(102)	(100)%
Interest expense	(342)	(1,300)	(958)	(74)%
Interest income	2	8	(6)	(75)%

Net income (loss)	$650	$(8,594)	$9,244	108%

Gaming revenue

Gaming revenue increased by $1.1 million, or 7%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. Our number of daily visits decreased 5%; however, the average daily win per unit increased 7% from an adjusted $149.40 for the three months ended June 30, 2010 to $159.85 for the three months ended June 30, 2011, as we concentrated our marketing efforts on more high valued gaming guests. The adjusted average daily win per unit for the three months ended June 30, 2010 reflects the increase in the number of machines in service from 1,090 to 1,110. Our VGM hold percentage was 7.1% and 7.4% for the three months ended June 30, 2011 and 2010, respectively.

Food, beverage, racing and other revenue

Food, beverage, racing and other revenue decreased by $363,000, or 11%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, due to a reduction in food, beverage and other revenue of $223,000 and a reduction in racing revenue of $140,000.

Food, beverage and other revenue decreased due to a reduction in food and beverage promotional spending compared to those offered in the same period in 2010. Racing revenue decreased primarily due to the closure of New York City Off-Track Betting (“NYCOTB”) and the continued failure of other Off-Track Betting Corporations to make their statutory payments.

Promotional allowances

Promotional allowances decreased by $292,000, or 39%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily due to our decision to reduce our food and beverage and other promotional spending levels. Non-subsidized free play increased during the three month period ended June 30, 2011 through a marketing program focusing on converting food points to non-subsidized free play.

Gaming costs

Gaming costs increased by $269,000, or 2%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily due to an increase in NYL and other commissions of $521,000 resulting from higher gaming revenue and a one percent point increase in NYL commission over last year. This was offset by decreases in other gaming costs of $253,000.

Food, beverage, racing and other costs

Food, beverage, racing and other costs decreased approximately $120,000, or 4%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily due to a reduction of legal fees on account of the NYCOTB bankruptcy in 2010 and a decrease of the horsemen’s share of racing revenues caused by lower racing revenues.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $334,000, or 14%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily due to an increase in development and professional fees offset by lower marketing expenses.

Stock-based compensation expense

Stock-based compensation decreased $593,000, or 65%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily as a result of fewer options vesting and granted to directors and officers.

Interest expense

Interest expense decreased $958,000, or 74%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, due to a reduction in debt outstanding and a more favorable interest rate of 5%, than in 2010 as a result of the repayment of the $65 million 5 1/2% Convertible Senior Notes due 2014 (the “Senior Notes”), with an effective rate of 8%, in the fourth quarter of 2010.

The results of operations for six months ended June 30, 2011 and 2010 (unaudited) are summarized below:

	2011	2010	Variance	Percentage variance
	(dollars in thousands)
Revenues:
Gaming	$29,019	$27,447	$1,572	6%
Food, beverage, racing and other	5,196	7,087	(1,891)	(27)%

Gross revenues	34,215	34,534	(319)	(1)%
Less: Promotional allowances	(740)	(1,491)	(751)	(50)%

Net revenues	33,475	33,043	432	1%

Costs and expenses:
Gaming	21,374	20,694	680	3%
Food, beverage, racing and other	5,012	5,933	(921)	(16)%
Selling, general and administrative	4,895	4,781	114	2%
Stock-based compensation	679	1,952	(1,273)	(65)%
Depreciation	648	608	40	7%

Total costs and expenses	32,608	33,968	(1,360)	(4)%

Income (loss) from operations	867	(925)	1,792	(194)%
Legal settlement	0	(7,118)	(7,118)	(100)%

Amortization of deferred financing costs	0	(205)	(205)	(100)%
Interest expense	(780)	(2,601)	(1,821)	(70)%
Interest income	5	11	(6)	(55)%

Net income (loss)	$92	$(10,838)	$10,930	101%

Gaming revenue

Gaming revenue increased by $1.6 million, or 6%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. Our number of daily visits decreased 4%; however, the average daily win per unit increased 6% from an adjusted $136.61 for the six months ended June 30, 2010 to $144.44 for the six months ended June 30, 2011, as we concentrated our marketing efforts on more high valued gaming guests. The adjusted average daily win per unit for the six months ended June 30, 2010 reflects the increase in the number of machines in service from 1,090 to 1,110. Our VGM hold percentage was 7.2% and 7.3% for the six months ended June 30, 2011 and 2010, respectively.

Food, beverage, racing and other revenue

Food, beverage, racing and other revenue decreased by $1.9 million, or 27%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, due to a reduction in racing revenue of $1.4 million and a reduction in food and beverage revenue of $524,000.

Racing revenue decreased primarily due to the closure of NYCOTB and the continued failure of other Off-Track Betting Corporations to make their statutory payments. Food, beverage and other revenue decreased due to a reduction in food and beverage promotional spending compared to those offered in the same period in 2010.

Promotional allowances

Promotional allowances decreased by $751,000, or 50%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily due to our decision to reduce our food and beverage and other promotional spending levels.

Gaming costs

Gaming costs increased by $680,000, or 3%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily due to an increase in NYL commission resulting from higher gaming revenue and a one percent point increase in NYL commission over last year.

Food, beverage, racing and other costs

Food, beverage, racing and other costs decreased approximately $921,000, or 16%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily due to a reduction of the horsemen’s share of racing revenues of $545,000, caused by lower racing revenues, and decreases in other racing costs. Other racing costs decrease is primarily due to legal fees relating to NYCOTB bankruptcy in 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $113,000, or 2%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily due to increased development and legal fees offset by decreased marketing expenses for the six months ended June 30, 2011.

Stock-based compensation expense

Stock-based compensation decreased $1.3 million, or 65%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily as a result of fewer options vesting and granted to directors and officers.

Legal Settlement

On May 13, 2010, our former CEO, the Company and the third party defendants entered into a legal settlement agreement providing for the dismissal of all claims with prejudice. The legal settlement of approximately $7.1 million consisted of a payment of $1.5 million in cash and the issuance of warrants to purchase 3.2 million shares of our common stock valued at $5.6 million to our former CEO.

Interest expense

Interest expense decreased $1.8 million, or 70%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, due to a reduction in debt outstanding and a more favorable interest rate of 5%, than in 2010 as a result of the repayment of the Senior Notes, with an effective rate of 8%, in the fourth quarter of 2010.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We anticipate that our current cash and cash equivalents balances and cash generated from operations will be sufficient to meet our strategic and working capital requirements for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth and operating results. If we require additional capital resources to grow our business at a future date, we may seek to sell additional debt or equity. The sale of additional equity could result in additional dilution to our existing stockholders and financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

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

The Note provides that the Bridge Loan bears interest at a rate of 5% per annum, payable in cash in arrears monthly, during its initial term. The maturity date of the Bridge Loan was the earlier of the consummation of our rights offering and June 30, 2011 (the “Outside Date”). Subject to the satisfaction of certain conditions including (1) five business days have passed after the date on which the rights issued in the rights offering expire and the offering of our common stock pursuant thereto is terminated, (2) we prepaid the indebtedness in an amount equal to 100% of the aggregate amount of gross proceeds received by us for exercised rights pursuant to the rights offering, (3) the proceeds from the rights offering are insufficient to repay the Bridge Loan in full and we have not otherwise prepaid the Bridge Loan in full, and (4) no monetary or other material default as defined in the Bridge Loan Agreement is continuing, the remaining unpaid principal amount of the Bridge Loan will have a maturity date of a term of two years at an interest rate of 5% per annum convertible at a price equal to the exercise price of the rights issued in the rights offering (period of such extension is “Extension Term”).

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

On March 28, 2011, we commenced a rights offering. All holders of our common stock were granted the non-transferrable right to purchase 0.56750 shares of our common stock at a price of $0.8837 per share for each share they hold. Pursuant to a letter agreement, dated November 5, 2010, Kien Huat Realty III Limited (“Kien Huat”), our largest stockholder, agreed to exercise its entire allocation of basic subscription rights. The proceeds of the rights offering were used to repay amounts outstanding under a short-term bridge loan in the principal amount of $35 million (the “Bridge Loan”) made by Kien Huat pursuant to a loan agreement (the “Loan Agreement”) and represented by a note (the “Note”), each dated November 17, 2010. If, upon the completion of the rights offering, the proceeds thereof are insufficient to repay in full all amounts outstanding under the Bridge Loan, including principal and accrued interest thereon, Kien Huat has agreed to convert the full amount remaining unpaid into a convertible term loan with a term of two years, which will bear interest at a rate of 5% per annum and will be convertible at a price equal to the exercise price of the rights issued in the rights offering. The expiration date of this rights offering was April 29, 2011. On April 15, 2011, we extended the rights offering until May 20, 2011.

On May 20, 2011 the rights offering was consummated and our stockholders validly subscribed for 19,886,776 shares of our common stock, par value $0.01 per share, in the rights offering. The rights were exercised at $0.8837 per share, resulting in total gross proceeds of approximately $17.6 million, which were used to repay the Bridge Loan. Pursuant to the Loan Agreement, we have satisfied the conditions to extend the maturity date of the Bridge Loan to May 17, 2013.

As of June 30, 2011, we had total current assets of approximately $20.1 million and current liabilities of approximately $6.8 million. We have completed the rights offering prior to the maturity date of the Bridge Loan and satisfied the other conditions to extend the maturity date for the Extension Term. We expect that we will be able to fund our operations in the ordinary course over at least the next twelve months.

Net cash provided by operating activities was approximately $1.4 million and net cash used in operating activities was $2.2 million during the six months ended June 30, 2011 and 2010, respectively, which was primarily due to a decrease in net loss of approximately $4.0 million, after the non-cash adjustments for the decrease in stock-based compensation of $1.3 million and the decrease in warrants issued in the legal settlement of $5.6 million.

Net cash used in investing activities was approximately $382,000 and $236,000 for the six months ended June 30, 2011 and 2010, respectively. The increase of approximately $146,000 was primarily a result of the purchase of property and equipment.

Net cash used in financing activities was approximately $126,000 and net cash provided by financing activities $71,000 for the six months ended June 30, 2011 and 2010, respectively. The decrease is due to no options and option matching rights exercised during 2011 and the stock issuance costs related to the rights offering.

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

We carried out an evaluation as of June 30, 2011 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings.

Changes in Our Financial Reporting Internal Controls.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Bryanston Group v. Empire Resorts, Inc.

A complaint has been filed in the Supreme Court of The State of New York, New York County (the “Supreme Court”) on or about July 12, 2010 against us. The lawsuit arises out of a recapitalization agreement entered into on December 10, 2002 pursuant to which we issued Series E preferred stock to Bryanston Group, Inc. and Stanley Tollman. The complaint is brought by Bryanston Group, Inc. and Stanley Tollman alleging that we breached the terms of the recapitalization agreement by (i) failing to use the funds from the 2009 investment by Kien Huat to redeem the Series E preferred shares and pay dividends on the shares; and (ii) paying in excess of $1 million per year in operating expenses (including paying the settlement to our former chief executive officer, Joseph Bernstein) while not redeeming the Series E preferred shares and paying dividends on the shares. The plaintiffs had unsuccessfully sought a preliminary injunction, asking the Supreme Court to have us put into escrow funds sufficient to pay the purchase price for the redemption the Series E shares and the dividends. We have filed a motion to dismiss the complaint. Our Motion to Dismiss was denied on March 28, 2011. It is believed that the lawsuit is without merit and we will aggressively defend out interest.

Monticello Raceway Management, Inc. v. Concord Associates L.P.

On January 25, 2011, Empire’s subsidiary, Monticello Raceway Management, filed a complaint in the Sullivan County Court (the “Court”) against Concord Associates, L.P. (“Concord”), an affiliate of Louis R. Cappelli who is a significant stockholder. The lawsuit seeks amounts that the Company believe are owed to it under an agreement between Concord, Monticello Raceway Management and the Monticello Harness Horsemen’s Association, Inc. (the “Horsemen’s Agreement”). Pursuant to the Horsemen’s Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the Concord Property or July 31, 2010, the Company was to continue to pay to the Monticello Harness Horsemen’s Association, Inc. 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. The Company believes Concord owes it approximately $300,000 for the VGM Shortfall. On June 23, 2011, the Court advised counsel for Monticello Raceway Management and Concord that it was denying Concord’s motion to dismiss and is treating Monticello Raceway Management’s cross motion as a motion for summary judgment, which is pending. While the Company is unable at this time to estimate the likelihood of a favorable outcome in this matter, it intends to prosecute vigorously its claims against Concord.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: August 12, 2011	/s/ Joseph A. D’Amato
Joseph A. D’Amato
Chief Executive Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: August 12, 2011	/s/ Laurette J. Pitts
Laurette J. Pitts
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL)