Form 10-Q
period 2011-09-30
EMPIRE RESORTS INC
filed 2011-11-10
CIK 906780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of the issuer’s common stock, as of November 9, 2011 was 89,592,259.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPIRE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share data) (Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$15,171	$12,960
Restricted cash	2,387	2,244
Accounts receivable, net	1,244	1,226
Prepaid expenses and other current assets	3,073	2,728

Total current assets	21,875	19,158
Property and equipment, net	27,772	28,130
Other assets	884	1,154

Total assets	$50,531	$48,442

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	$0	$35,000
Accounts payable	1,689	1,895
Accrued expenses and other current liabilities	5,754	5,256

Total current liabilities	7,443	42,151
Long term loan	17,426	0

Total liabilities	24,869	42,151

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 5,000 shares authorized; $0.01 par value -
Series A, $1,000 per share liquidation value, none issued and outstanding	0	0
Series B, $29 per share liquidation value, 44 shares issued and outstanding	0	0
Series E, $10 per share redemption value, 1,731 shares issued and outstanding	6,855	6,855
Common stock, $0.01 par value, 150,000 shares authorized, 89,592 and 69,479 shares issued and outstanding in 2011 and 2010, respectively	896	695
Additional paid-in capital	144,407	126,082
Accumulated deficit	(126,496)	(127,341)

Total stockholders’ equity	25,662	6,291

Total liabilities and stockholders’ equity	$50,531	$48,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011		2010	2011		2010
Revenues:
Gaming		$17,661	$16,524		$46,681	$43,971
Food, beverage, racing and other		3,347	3,648		8,543	10,736

Gross revenues		21,008	20,172		55,224	54,707
Less: Promotional allowances		(946)	(689)		(1,687)	(2,180)

Net revenues		20,062	19,483		53,537	52,527

Costs and expenses:
Gaming		12,344	11,740		33,718	32,433
Food, beverage, racing and other		2,815	3,031		7,827	8,963
Selling, general and administrative		3,179	3,006		8,075	7,789
Stock-based compensation		302	301		981	2,253
Depreciation		333	307		981	915

Total costs and expenses		18,973	18,385		51,582	52,353

Income from operations		1,089	1,098		1,955	174

Legal settlement		0	0		0	(7,118)
Amortization of deferred financing costs		0	(102)		0	(307)
Interest expense		(223)	(1,939)		(1,002)	(4,541)
Interest income		1	5		5	16

Net income (loss)		867	(938)		958	(11,776)
Undeclared dividends on preferred stock		(388)	(388)		(1,164)	(1,164)

Net income (loss) applicable to common shares		$479	$(1,326)		$(206)	$(12,940)

Weighted average common shares outstanding, basic		89,592	69,479		79,419	69,406

Weighted average common shares outstanding, diluted		89,642	69,479		79,419	69,406

Earnings (loss) per common share, basic		$0.01	$(0.02)	$	*	$(0.19)

Earnings (loss) per common share, diluted	$	*	$(0.02)	$	*	$(0.19)

*Less than $0.005

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income (loss)	$958	$(11,776)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	981	915
Amortization of deferred financing costs	0	307
Recovery of doubtful accounts	(62)	0
Stock-based compensation	981	2,253
Warrants issued in legal settlement	0	5,618
Changes in operating assets and liabilities:
Restricted cash –NY Lottery and Purse Accounts	(153)	(756)
Accounts receivable	43	461
Prepaid expenses and other current assets	(345)	(1,140)
Accounts payable	(206)	(238)
Accrued expenses and other current liabilities	498	(434)
Other assets	270	483

Net cash provided by (used in) operating activities	2,965	(4,307)

Investing activities:
Purchases of property and equipment	(623)	(277)
Restricted cash - Racing capital improvement	10	(43)

Net cash used in investing activities	(613)	(320)

Financing activities:
Repayment on senior convertible notes	0	(10,000)
Proceeds from exercise of stock options	0	35
Proceeds from exercise of option matching rights	0	36
Stock issuance costs	(141)	0

Net cash used in financing activities	(141)	(9,929)

Net increase (decrease) in cash and cash equivalents	2,211	(14,556)
Cash and cash equivalents, beginning of period	12,960	50,080

Cash and cash equivalents, end of period	$15,171	$35,524

Supplemental disclosure:
Interest paid	$1,041	$5,202

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in settlement of preferred stock dividends	$114	$138

Repayment of short term loan with proceeds from stock issued in rights offering	$17,574	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A. Summary of Business and Basis for Presentation

Basis for Presentation

The condensed consolidated financial statements and notes as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 are unaudited and include the accounts of Empire Resorts, Inc. (“Empire”) and subsidiaries (the “Company”).

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

On April 12, 2011, Empire announced it had executed an exclusivity agreement with Entertainment Properties Trust (“EPR”) and MSEG LLC to explore exclusively the joint development of the companies’ respective properties located in Sullivan County, New York. EPR is the sole owner of Concord EPT, comprising 1,500 acres located at the site of the former Concord Resort (the “Concord Property”). The agreement commits the respective parties to work together exclusively for six months to explore development opportunities of both properties and transaction structures evaluating financial, legal, tax and other considerations. If no mutually agreeable term sheet has been executed by the parties within sixty days, the agreement will be terminable by any party. On June 24, 2011, Empire announced that, in furtherance of the exclusivity agreement entered into with EPR and MSEG, LLC, the parties entered into a Master Development Agreement Term Sheet for the joint development of the site of the Concord Property. On August 4, 2011, EPR, MSEG and Empire announced that they selected a master planner for the development of the Concord Property. On September 28, 2011, Empire announced the amendment of the exclusivity agreement, entered into with EPR and MSEG, LLC on April 12, 2011. The amendment extends the term of the exclusivity agreement from October 11, 2011 until November 30, 2011.

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

Food, beverage, racing and other revenue, includes food and beverage sales, racing revenue earned from pari-mutuel wagering on live harness racing and simulcast signals from other tracks and miscellaneous income. The Company recognizes racing revenues before deductions of such related expenses as purses, stakes and awards. Some elements of the racing revenues from Off-Track Betting Corporations (“OTBs”) are recognized as collected, due to uncertainty of receipt of and timing of payments.

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

The retail value amounts included in promotional allowances for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Food and beverage	$445	$413	$907	$1,292
Non-subsidized free play	355	123	459	284
Players club awards	146	149	321	588
Bus group sales incentives	0	4	0	16

Total retail value of promotional allowances	$946	$689	$1,687	$2,180

The estimated cost of providing complimentary food, beverages and other items for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Food and beverage	$408	$317	$908	$1,045
Non-subsidized free play	210	72	271	165
Players club awards	146	149	321	588
Bus group sales incentives	0	1	0	7

Total cost of promotional allowances	$764	$539	$1,500	$1,805

Accounts receivable

Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2011 and December 31, 2010, the Company recorded an allowance for doubtful accounts of approximately $106,000 and $168,000, respectively.

Earnings (loss) per common share

The Company computes basic earnings (loss) per share by dividing net income (loss) applicable to common shares by the weighted-average common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses and the average stock price was lower than the strike price of the options, warrants and option matching rights and the conversion price of the long term loan, these common stock equivalents have been excluded from the Company’s computation of earnings (loss) per common share. Therefore, basic and diluted loss per common share for the three months ended September 30, 2010 and nine months ended September 30, 2011 and 2010 were the same.

The following table shows the approximate number of common stock equivalents outstanding at September 30, 2011 and 2010 that could potentially dilute basic earnings per share in the future, but were not included in the calculation of diluted loss per share for the three months ended September 30, 2010 and nine months ended September 30, 2011 and 2010, because their inclusion would have been anti-dilutive.

	Outstanding at September 30,
	2011	2010
Options	7,643,000	5,593,000
Warrants	3,250,000	3,250,000
Option matching rights	5,370,000	5,565,000
Restricted stock	50,000	58,000
Shares to be issued upon conversion of long term loan	19,726,000	4,379,000

Total	36,039,000	18,845,000

The 50,000 shares of restricted stock were included in the diluted weighted average shares to calculate the diluted earnings per share for the three months ended September 30, 2011.

Fair value

The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. The Company’s financial instruments are comprised of current assets, current liabilities and a long term loan. Current assets and current liabilities approximate fair value due to their short-term nature. As of September 30, 2011, the Company’s management was unable to estimate reasonably the fair value of the long term loan due to the inability to obtain quotes for similar credit facilities.

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

Recent accounting pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on its consolidated financial position, results of operations, or cash flows.

Note C. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Liability for horseracing purses	$1,222	$1,544
Accrued payroll	964	828
Accrued redeemable points	309	484
Liability to NYL	429	391
Liability for local progressive jackpot	472	447
Accrued professional fees	772	142
Accrued other	1,586	1,420

Total accrued expenses and other current liabilities	$5,754	$5,256

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

The Note provided that the Bridge Loan bears interest at a rate of 5% per annum, payable in cash in arrears monthly, during its initial term. The maturity date of the Bridge Loan was the earlier of the consummation of Empire’s rights offering, as described in Note E, and June 30, 2011 (the “Outside Date”). As of May 20, 2011, the date of the consummation of the rights offering described below, certain conditions including (1) five business days have passed after the date on which the rights issued in the rights offering expire and the offering of Empire’s common stock pursuant thereto is terminated, (2) Empire prepaid the indebtedness in an amount equal to 100% of the aggregate amount of gross proceeds received by it pursuant to the rights offering, (3) the proceeds from the rights offering are insufficient to repay the Bridge Loan in full and Empire has not otherwise prepaid the Bridge Loan in full, and (4) no monetary or other material default as defined in the Loan Agreement is continuing, were satisfied, and the maturity date of the remaining unpaid principal amount of the Bridge Loan was extended for a term of two years at an interest rate of 5% per annum convertible at a price equal to the exercise price of the rights issued in the rights offering (period of such extension is referred to as the “Extension Term”).

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

The Company recognized approximately $223,000 and $1.0 million in interest expense associated with the Bridge Loan during the three and nine months ended September 30, 2011, respectively, and approximately $1.9 million and $4.5 million on the Senior Notes during the three and nine months ended September 30, 2010, respectively.

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

Stock-based compensation expense was approximately $302,000 and $301,000 for the three months ended September 30, 2011 and 2010, respectively, and approximately $981,000 and $2.3 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was approximately $816,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under Empire’s plans. That cost is expected to be recognized over the remaining vesting period of two years. This expected cost does not include the impact of any future stock-based compensation awards.

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

On September 30, 2011, the Board unanimously voted to adopt and declare advisable an amendment to Empire’s Certificate of Incorporation affecting a one-for-three reverse stock split of the Company’s Common Stock (the “Reverse Split”). The intention of the Board in effecting the Reverse Split would be to increase the stock price sufficiently above the $1.00 minimum bid price requirement that is required for continued listing on the NASDAQ Global Market in order to sustain long term compliance with the NASDAQ Stock Market listing requirements. On November 3, 2011, the Company filed its Definitive Notice and Proxy Statement for the 2011 annual stockholders’ meeting and the Reverse Split will be one of the proposals considered by the stockholders at the annual meeting, which is currently planned for December 2011. Accordingly, the Reverse Split has not been reflected in the accompanying financial information.

Note F. Concentration

One debtor, Suffolk OTB, represented approximately 11% of the total accounts receivable as of September 30, 2011 and the Company had no accounts receivable concentration as of December 31, 2010.

Note G. Commitments and Contingencies

Legal Proceedings

Bryanston Group v. Empire Resorts, Inc.

A complaint has been filed in the Supreme Court of The State of New York, New York County (the “New York County Court”) on or about July 12, 2010 against Empire. The lawsuit arises out of a recapitalization agreement entered into on December 10, 2002 pursuant to which Empire issued Series E preferred stock to Bryanston Group, Inc. and Stanley Tollman. The complaint is brought by Bryanston Group, Inc. and Stanley Tollman alleging that Empire breached the terms of the recapitalization agreement by (i) failing to use the funds from the 2009 investment by Kien Huat to redeem the Series E preferred shares and pay dividends on the shares; and (ii) paying in excess of $1 million per year in operating expenses (including paying the settlement to Empire’s former chief executive officer, Joseph Bernstein) while not redeeming the Series E preferred shares and paying dividends on the shares. The plaintiffs had unsuccessfully sought a preliminary injunction, asking the New York County Court to have Empire put into escrow funds sufficient to pay the purchase price for the redemption of the Series E shares and the dividends. Empire filed a Motion to Dismiss the complaint. Empire’s Motion to Dismiss was denied on March 28, 2011. Empire filed its Answer to the Complaint on May 12, 2011 and filed a Notice of Appeal of the denial of the Motion to Dismiss on May 25, 2011. There was a Discovery status conference on October 5, 2011. It is believed that the lawsuit is without merit and Empire will aggressively defend its interests.

Monticello Raceway Management, Inc. v. Concord Associates L.P.

On January 25, 2011, Empire’s subsidiary, Monticello Raceway Management, filed a complaint in the Sullivan County Court (the “Court”) against Concord, an affiliate of Louis R. Cappelli who is a significant stockholder of Empire. The lawsuit seeks amounts that the Company believe are owed to it under an agreement between Concord, Monticello Raceway Management and the Monticello Harness Horsemen’s Association, Inc. (the “Horsemen’s Agreement”). Pursuant to the Horsemen’s Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the Concord Property or July 31, 2010, the Company was to continue to pay to the Monticello Harness Horsemen’s Association, Inc. 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. The Company believes Concord owes it approximately $300,000 for the VGM Shortfall. On June 23, 2011, the Court advised counsel for Monticello Raceway Management and Concord that it was denying Concord’s motion to dismiss and is treating Monticello Raceway Management’s cross motion as a motion for summary judgment. Monticello Raceway Management filed its Reply Affirmation on August 8, 2011. The motion for summary judgment was returnable on August 10, 2011 and is still pending. While the Company is unable at this time to estimate the likelihood of a favorable outcome in this matter, it intends to prosecute vigorously its claims against Concord.

Other Proceedings

The Company is a party from time to time to various other legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note H. Subsequent Events

On November 4, 2011, each holder of a New York racetrack license with a VGM facility received a joint letter (the “Letter”) from the NYL and the New York State Racing and Wagering Board (“RWB”), which notified the license holders that RWB has commenced its review of the holder’s racetrack license renewal application for calendar year 2012. The Letter said that, for the first time since the commencement of VGM operations, the NYL and RWB will be conducting a joint review of applicant license materials. While there has been no change to the laws governing racing or VGM operations, the Letter also indicated that the RWB is considering an open competition process for the re-award of licenses forfeited for failure to meet licensing and operating standards and is also considering whether all track licenses should be subject to an open competition for determining licensure for the 2013 calendar year. Generally, the annual license renewal process requires the RWB to review the financial responsibility, experience, character and general fitness of Monticello Raceway Management and its management. The Company intends to cooperate fully with RWB and NYL during this annual review and vigorously pursue the renewal of its racetrack and simulcast licenses.

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

We are concentrating on improving our cash flow from our current operations at Monticello Casino and Raceway. We are focusing our efforts for the joint development of our property and the property owned by Entertainment Properties Trust (“EPR”) comprising of 1,500 acres at the site of the former Concord Resort (the “Concord Property”), which we believe, if completed, would better serve the long-term financial interests of our stockholders and us. On April 12, 2011, we announced the exclusivity agreement between us, EPR and MSEG, LLC (“MSEG”). On June 24, 2011, we announced that in furtherance of the exclusivity agreement entered into with EPR and MSEG the parties entered into a Master Development Agreement Term Sheet (“Term Sheet”) for the joint development of the site of the Concord Property. The Term Sheet sets forth the basis on which we, EPR and MSEG will work together to develop a comprehensive, integrated destination resort including a casino/entertainment facility and non-gaming amenities to complement the casino. The implementation and completion of such joint development is subject to numerous risks, many of which are not in our control, including risks relating to our ability to obtain the necessary financing and political and environmental approvals. On August 4, 2011, we, EPR, and MSEG announced that they selected a master planner for the development of the Concord Property. On September 28, 2011, we announced the amendment of the exclusivity agreement, entered into with EPR and MSEG, LLC on April 12, 2011. The amendment extends the term of the exclusivity agreement from October 11, 2011 until November 30, 2011.

On May 5, 2011, Concord Associates, LP (“Concord”) announced that it has agreed to terms with the Mohegan Tribal Gaming Authority (“MTGA”) to develop a 116 acre site adjacent to the Concord Property. Concord and MTGA are planning to develop a gaming and racing resort facility. As such, we cannot predict the outcome of our efforts to implement our plan to develop jointly the properties.

Finally, we have joined with other racino operators in New York State to form the New York Gaming Association, whose principal effort will be to seek approval for passage of a constitutional amendment authorizing table games at the racinos in New York, which would permit us to develop and operate a Class III casino. Generally, a constitutional amendment must be approved by both houses of the Legislature, approved again by a newly elected Legislature, and approved by the voters at a general election, in which instance it becomes effective on the following January 1. However, there can be no assurance given that an amendment to the New York State Constitution to permit Class III casino gaming will be passed in a timely manner, or at all, or that, if such amendment were passed, we would be able to effectively develop and operate a Class III casino.

On February 14, 2011, we received notice from the NASDAQ Stock Market that, because the closing bid price for our common stock has fallen below $1.00 per share for 30 consecutive business days, we no longer comply with the minimum bid price requirement for continued listing on the NASDAQ Global Market. Pursuant to NASDAQ Marketplace Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days, or until August 15, 2011, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to August 15, 2011. On August 16, 2011, we received a NASDAQ Staff Determination Letter indicating that we failed to comply with the minimum bid price requirement for continued listing and that we were, therefore, subject to delisting from the NASDAQ Global Market. On August 22, 2011, we notified NASDAQ that we were appealing the NASDAQ Staff Determination of delisting and that we were requesting an oral hearing. On September 13, 2011, we filed a Plan of Compliance with the NASDAQ Hearings Panel. On September 30, 2011, our Board unanimously voted to adopt and declared advisable an amendment to our Certificate of Incorporation affecting a one-for-three reverse stock split of our common stock (the “Reverse Split”). The intention of the Board in effecting the Reverse Split would be to increase the stock price sufficiently above the $1.00 minimum bid price requirement that is required for continued listing on the NASDAQ Global Market in order to sustain long term compliance with the NASDAQ listing requirements. The oral hearing before the NASDAQ Hearings Panel was held on October 6, 2011 as we informed the NASDAQ Hearings Panel that we will ask stockholders to approve the Reverse Split. On October 28, 2011, we were informed that the NASDAQ Hearings Panel granted our request to remain listed on the NASDAQ Global Market subject to our ability to evidence on or before December 31, 2011, a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days. On November 3, 2011, we filed our Definitive Notice and Proxy Statement for the 2011 annual stockholders’ meeting and the Reverse Split will be one of the proposals considered by the stockholders at the annual meeting, which is currently planned for December 2011.

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

From time to time, New Jersey has reviewed options to place slot machines in various locations including the Meadowlands Racetrack. In December 2010, New Jersey Governor Christie gave an exclusive three-month opportunity to a private investor to prepare a bid to lease the state’s Meadowlands Racetrack. On May 13, 2011, Governor Christie announced that live racing at the Meadowlands will be operated by a private investor who, according to an agreement in principle, will assume the costs associated with running live racing at the venue. The private investor will be responsible for all simulcast wagering at the tracks, the operation and future development of off-track wagering facilities and the continued operation of the State’s account wagering system. Published news reports indicate that the private investor and the Standardbred Breeders and Owners Association of New Jersey signed a Memorandum of Understanding with each other and the New Jersey Sports and Exposition Authority, which are a precursor for the parties to execute a formal lease for the Meadowlands. We are unable to predict the outcome of the negotiations and whether the Meadowlands Racetrack will remain open or close. There is currently no plan to allow slot machines or legalized gambling at a privately operated Meadowlands Racetrack. On January 28, 2011, Governor Christie signed into law legislation, which authorizes “exchange wagering,” and legislation, which will permit racetrack permit holders to provide a single pari-mutuel pool for every horse race. Governor Christie also conditionally vetoed a bill, which provided for revisions to the “Off Track and Account Wagering Act” to expedite the development of off track wagering facilities throughout the State.

To a lesser extent, Monticello Casino and Raceway faces competition from two casinos that are in Pennsylvania. In January 2010, the Pennsylvania legislature authorized and then Governor Rendell approved table games in its existing slot machine facilities. The legislation authorized all table games, including blackjack, craps, roulette, baccarat, and poker at thoroughbred and harness racetracks with slot machine facilities and stand-alone slot machine facilities. In addition, the legislation authorized the granting of credit to guests of the Pennsylvania casinos. Table games became operational in Pennsylvania’s casinos in July 2010. Both Pennsylvania casinos that we compete against have installed and offer table games. This legislation augmented the legislation passed in July 2004, whereby Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state, to permit table games at the slot machine facilities. As of October 2011, there were ten casinos in operation within Pennsylvania, with six located at racetracks. One such racetrack facility is Mohegan Sun at Pocono Downs, which has approximately 2,300 slot machines and 84 table games, including 18 poker tables. Mohegan Sun at Pocono Downs opened in January 2007 in Wilkes-Barre, Pennsylvania, approximately 70 miles southwest of Monticello. In addition, in October 2007, Mount Airy Casino Resort opened with approximately 2,275 slot machines, a hotel, spa and a golf course; and in July 2010 it began the operation of table games and now operates 72 table games, which includes 11 poker tables. Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello.

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

In 2001, the New York State Legislature and the New York State Governor authorized the building of three Native American casinos in the Catskills region of the State of New York. The Stockbridge-Munsee Community, Band of Mohican Indians and other Native American Tribes have expressed an interest in developing Class III tribal casinos in the Catskills, and in particular, Sullivan County.

On June 14, 2011, the United States Department of the Interior (“USDOI”) Assistant Secretary-Indian Affairs, the head of the Bureau of Indian Affairs (“BIA”), announced that he has rescinded a January 3, 2008, memo which said, among other things, that tribes could develop casinos on land off their reservations only if it was within “commutable distance” of the reservation which was considered by the USDOI to be approximately 40 miles. The requirements of the Indian Gaming Regulatory Act will continue to be applied by the BIA even though the “commutability” standard has been rescinded.

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

Results of Operations

The results of operations for three months ended September 30, 2011 and 2010 (unaudited) are summarized below:

	2011	2010	Variance	Percentage variance
	(dollars in thousands)
Revenues:
Gaming	$17,661	$16,524	$1,137	7%
Food, beverage, racing and other	3,347	3,648	(301)	(8)%

Gross revenues	21,008	20,172	836	4%
Less: Promotional allowances	(946)	(689)	(257)	(37)%

Net revenues	20,062	19,483	579	3%

Costs and expenses:
Gaming	12,344	11,740	604	5%
Food, beverage, racing and other	2,815	3,031	(216)	(7)%
Selling, general and administrative	3,179	3,006	173	6%
Stock-based compensation	302	301	1	0%
Depreciation	333	307	26	8%

Total costs and expenses	18,973	18,385	588	3%

Income from operations	1,089	1,098	(9)	(1)%

Amortization of deferred financing costs	0	(102)	102	100%
Interest expense	(223)	(1,939)	1,716	89%
Interest income	1	5	(4)	(88)%

Net income (loss)	$867	$(938)	$1,805	192%

Gaming revenue

Gaming revenue increased by $1.1 million, or 7%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Our number of daily visits increased 2.4%; and the average daily win per unit increased 7% from an adjusted $161.81 for the three months ended September 30, 2010 to $172.95 for the three months ended September 30, 2011, as we concentrated our marketing efforts on more high valued gaming guests. The adjusted average daily win per unit for the three months ended September 30, 2010 reflects the increase in the number of machines in service from 1,090 to 1,110. Our VGM hold percentage was 7.1% and 7.3% for the three months ended September 30, 2011 and 2010, respectively.

Food, beverage, racing and other revenue

Food, beverage, racing and other revenue decreased by $301,000, or 8%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, due to a reduction in racing revenue of $262,000 and a reduction in food, beverage and other revenue of $39,000.

Racing revenue decreased primarily due to the closure of New York City Off-Track Betting (“NYCOTB”) and the continued failure of other Off-Track Betting Corporations to make their statutory payments. Food, beverage and other revenue decreased primarily due to lower food and beverage cash sales not fully recovered by the increase in food and beverage promotional spending, along with the effects of a lower pricing structure.

Promotional allowances

Promotional allowances increased by $257,000, or 37%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to increased non-subsidized free play of $232,000 and other food and beverage comps of $32,000. The increase in non-subsidized free play was the result of a marketing program focusing on converting food points to non-subsidized free play.

Gaming costs

Gaming costs increased by $604,000, or 5%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to an increase in NYL and other commissions of $787,000 resulting from higher gaming revenue over last year. This was offset by decreases in other gaming costs of $181,000.

Food, beverage, racing and other costs

Food, beverage, racing and other costs decreased approximately $216,000, or 7%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to a reduction of legal fees on account of the NYCOTB bankruptcy in 2010 and a decrease of the horsemen’s share of racing revenues caused by lower racing revenues.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $173,000, or 6%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to an increase in development and professional fees offset by lower marketing expenses.

Stock-based compensation expense

Stock-based compensation remained constant for the three months ended September 30, 2011 and 2010, primarily as a result of an equivalent amount of options vesting and granted to directors and officers in the two periods.

Interest expense

Interest expense decreased $1.7 million, or 89%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due to a reduction in debt outstanding and a more favorable interest rate of 5%, than in 2010 as a result of the repayment in the fourth quarter 2010 of the $65 million 5 1/2% Convertible Senior Notes due 2014 (the “Senior Notes”), that had an effective rate of 8%.

The results of operations for nine months ended September 30, 2011 and 2010 (unaudited) are summarized below:

	2011	2010	Variance	Percentage variance
	(dollars in thousands)
Revenues:
Gaming	$46,681	$43,971	$2,710	6%
Food, beverage, racing and other	8,543	10,736	(2,193)	(20)%

Gross revenues	55,224	54,707	517	1%
Less: Promotional allowances	(1,687)	(2,180)	493	23%

Net revenues	53,537	52,527	1,010	2%

Costs and expenses:
Gaming	33,718	32,433	1,285	4%
Food, beverage, racing and other	7,827	8,963	(1,136)	(13)%
Selling, general and administrative	8,075	7,789	286	4%
Stock-based compensation	981	2,253	(1,272)	(56)%
Depreciation	981	915	66	7%

Total costs and expenses	51,582	52,353	(771)	(1)%

Income from operations	1,955	174	1,781	1,024%

Legal settlement	0	(7,118)	7,118	100%
Amortization of deferred financing costs	0	(307)	307	100%
Interest expense	(1,002)	(4,541)	3,539	78%
Interest income	5	16	(11)	(69)%

Net income (loss)	$958	$(11,776)	$12,734	108%

Gaming revenue

Gaming revenue increased by $2.7 million, or 6%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Our number of daily visits decreased 2%; however, the average daily win per unit increased 6% from an adjusted $145.10 for the nine months ended September 30, 2010 to $154.05 for the nine months ended September 30, 2011, as we concentrated our marketing efforts on more high valued gaming guests. The adjusted average daily win per unit for the nine months ended September 30, 2010 reflects the increase in the number of machines in service from 1,090 to 1,110. Our VGM hold percentage was 7.1% and 7.3% for the nine months ended September 30, 2011 and 2010, respectively.

Food, beverage, racing and other revenue

Food, beverage, racing and other revenue decreased by $2.2 million, or 20%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, due to a reduction in racing revenue of $1.6 million and a reduction in food and beverage revenue of $562,000.

Racing revenue decreased primarily due to the closure of NYCOTB and the continued failure of other Off-Track Betting Corporations to make their statutory payments. Food, beverage and other revenue decreased due to a reduction in food and beverage promotional spending compared to those offered in the same period in 2010, along with a reduction in our price structure.

Promotional allowances

Promotional allowances decreased by $493,000, or 23%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to our decision to reduce our food and beverage and other promotional spending levels.

Gaming costs

Gaming costs increased by $1.3 million, or 4%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to an increase in NYL commission resulting from higher gaming revenue and a one percent point increase in NYL commission over last year.

Food, beverage, racing and other costs

Food, beverage, racing and other costs decreased approximately $1.1 million, or 13%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to a reduction of the horsemen’s share of racing revenues of $658,000, caused by lower racing revenues, and decreases in other racing costs. Other racing costs decrease is primarily due to legal fees relating to NYCOTB bankruptcy in 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $286,000, or 4%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to increased development fees and executive salaries offset by decreased legal fees and marketing expenses for the nine months ended September 30, 2011.

Stock-based compensation expense

Stock-based compensation decreased $1.3 million, or 56%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily as a result of fewer options vesting and granted to directors and officers.

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

Interest expense

Interest expense decreased $3.5 million, or 78%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due to a reduction in debt outstanding and a more favorable interest rate of 5%, than in 2010 as a result of the repayment in the fourth quarter of 2010 of the Senior Notes, that had an effective rate of 8%.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We anticipate that our current cash and cash equivalents and cash generated from operations will be sufficient to meet our strategic and working capital requirements for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth and operating results. If we require additional capital resources to grow our business at a future date, we may seek to sell additional debt or equity. The sale of additional equity could result in additional dilution to our existing stockholders and financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

On November 17, 2010, we entered into a loan agreement (the “Loan Agreement”) with Kien Huat Realty III Limited (“Kien Huat”), our largest stockholder, pursuant to which Kien Huat agreed to make a short-term bridge loan in the principal amount of $35 million (the “Bridge Loan”) to us, subject to the terms and conditions set forth in the Loan Agreement and represented by a convertible promissory note (the “Note”), dated November 17, 2010. Proceeds of the Bridge Loan were used to effectuate the repurchase of our then outstanding Senior Notes in accordance with the terms of that certain settlement agreement, dated September 23, 2010, by and between the Company, the trustee under the indenture for the Senior Notes and certain beneficial owners of the Senior Notes.

The Note provided that the Bridge Loan bears interest at a rate of 5% per annum, payable in cash in arrears monthly, during its initial term. The maturity date of the Bridge Loan was the earlier of the consummation of our rights offering and June 30, 2011 (the “Outside Date”). As of May 20, 2011, the date of the consummation of the rights offering described below, certain conditions including (1) five business days have passed after the date on which the rights issued in the rights offering expire and the offering of our common stock pursuant thereto is terminated, (2) we prepaid the indebtedness in an amount equal to 100% of the aggregate amount of gross proceeds received by us for exercised rights pursuant to the rights offering, (3) the proceeds from the rights offering are insufficient to repay the Bridge Loan in full and we have not otherwise prepaid the Bridge Loan in full, and (4) no monetary or other material default as defined in the Loan Agreement is continuing, were satisfied, and the maturity date of the remaining unpaid principal amount of the Bridge Loan was extended for a term of two years at an interest rate of 5% per annum convertible at a price equal to the exercise price of the rights issued in the rights offering (period of such extension is referred to as the “Extension Term”).

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

On March 28, 2011, we commenced a rights offering. All holders of our common stock were granted the non-transferrable right to purchase 0.56750 shares of our common stock at a price of $0.8837 per share for each share they hold. Pursuant to a letter agreement, dated November 5, 2010, Kien Huat, our largest stockholder, agreed to exercise its entire allocation of basic subscription rights. The proceeds of the rights offering were used to repay amounts outstanding under the Bride Loan. Since the proceeds were insufficient to repay in full all amounts outstanding under the Bridge Loan, including principal and accrued interest thereon, Kien Huat has converted the remaining unpaid into a convertible term loan with a term of two years, which bears interest at a rate of 5% per annum and will be convertible at a price equal to the exercise price of the rights issued in the rights offering. The expiration date of this rights offering was extended until May 20, 2011.

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

On September 30, 2011, our Board unanimously voted to adopt and declare advisable the Reverse Split. The intention of the Board in effecting the Reverse Split would be to increase the stock price sufficiently above the $1.00 minimum bid price requirement that is required for continued listing on the NASDAQ Global Market in order to sustain long term compliance with the NASDAQ listing requirements. On November 3, 2011, we filed our Definitive Notice and Proxy Statement for the 2011 annual stockholders’ meeting and the Reverse Split will be one of the proposals considered by the stockholders at the annual meeting, which is currently planned for December 2011.

As of September 30, 2011, we had total current assets of approximately $21.9 million and current liabilities of approximately $7.4 million. We expect that we will be able to fund our operations in the ordinary course over at least the next twelve months.

Net cash provided by operating activities was approximately $3.0 million and net cash used in operating activities was approximately $4.3 million during the nine months ended September 30, 2011 and 2010, respectively, which was primarily due to a decrease in net loss of approximately $5.5 million, after the non-cash adjustments for the decrease in stock-based compensation of $1.3 million and the decrease in warrants issued in the legal settlement of $5.6 million. The remaining increase was the result of the net change in current assets and liabilities.

Net cash used in investing activities was approximately $613,000 and $320,000 for the nine months ended September 30, 2011 and 2010, respectively. The increase of approximately $293,000 was primarily a result of the purchase of property and equipment.

Net cash used in financing activities was approximately $141,000 and $9.9 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease is due to a $10.0 million repayment on our Senior Notes in 2010, no options and option matching rights exercised during 2011 and the stock issuance costs related to the rights offering that occurred in 2011.

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

We carried out an evaluation as of September 30, 2011 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings.

Changes in Our Financial Reporting Internal Controls.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Bryanston Group v. Empire Resorts, Inc.

A complaint has been filed in the Supreme Court of The State of New York, New York County (the “Supreme Court”) on or about July 12, 2010 against us. The lawsuit arises out of a recapitalization agreement entered into on December 10, 2002 pursuant to which we issued Series E preferred stock to Bryanston Group, Inc. and Stanley Tollman. The complaint is brought by Bryanston Group, Inc. and Stanley Tollman alleging that we breached the terms of the recapitalization agreement by (i) failing to use the funds from the 2009 investment by Kien Huat to redeem the Series E preferred shares and pay dividends on the shares; and (ii) paying in excess of $1 million per year in operating expenses (including paying the settlement to our former chief executive officer, Joseph Bernstein) while not redeeming the Series E preferred shares and paying dividends on the shares. The plaintiffs had unsuccessfully sought a preliminary injunction, asking the Supreme Court to have us put into escrow funds sufficient to pay the purchase price for the redemption the Series E shares and the dividends. We have filed a motion to dismiss the complaint. Our Motion to Dismiss was denied on March 28, 2011. We filed our Answer to the Complaint on May 12, 2011 and filed a Notice of Appeal of the denial of the Motion to Dismiss on May 25, 2011. There was a Discovery status conference on October 5, 2011. It is believed that the lawsuit is without merit and we will aggressively defend out interest.

Monticello Raceway Management, Inc. v. Concord Associates L.P.

On January 25, 2011, Empire’s subsidiary, Monticello Raceway Management, filed a complaint in the Sullivan County Court (the “Court”) against Concord Associates, L.P. (“Concord”), an affiliate of Louis R. Cappelli who is a significant stockholder. The lawsuit seeks amounts that we believe are owed to us under an agreement between Concord, Monticello Raceway Management and the Monticello Harness Horsemen’s Association, Inc. (the “Horsemen’s Agreement”). Pursuant to the Horsemen’s Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the Concord Property or July 31, 2010, we were to continue to pay to the Monticello Harness Horsemen’s Association, Inc. 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. We believe Concord owes us approximately $300,000 for the VGM Shortfall. On June 23, 2011, the Court advised counsel for Monticello Raceway Management and Concord that it was denying Concord’s motion to dismiss and is treating Monticello Raceway Management’s cross motion as a motion for summary judgment. We filed our Reply Affirmation on August 8, 2011. The motion for summary judgment was returnable on August 10, 2011 and is still pending. While we are unable at this time to estimate the likelihood of a favorable outcome in this matter, we intend to prosecute vigorously our claims against Concord.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

Not applicable.

ITEM 5. OTHER INFORMATION

On November 4, 2011, each holder of a New York racetrack license with a VGM facility received a joint letter (the “Letter”) from the NYL and the New York State Racing and Wagering Board (“RWB”), which notified the license holders that RWB has commenced its review of the holder’s racetrack license renewal application for calendar year 2012. The Letter said that, for the first time since the commencement of VGM operations, the NYL and RWB will be conducting a joint review of applicant license materials. While there has been no change to the laws governing racing or VGM operations, the Letter also indicated that the RWB is considering an open competition process for the re-award of licenses forfeited for failure to meet licensing and operating standards and is also considering whether all track licenses should be subject to an open competition for determining licensure for the 2013 calendar year. Generally, the annual license renewal process requires the RWB to review the financial responsibility, experience, character and general fitness of Monticello Raceway Management and its management. We intend to cooperate fully with RWB and NYL during this annual review and vigorously pursue the renewal of our racetrack and simulcast licenses.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: November 10, 2011	/s/ Joseph A. D’Amato
Joseph A. D’Amato
Chief Executive Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: November 10, 2011	/s/ Laurette J. Pitts
Laurette J. Pitts
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL)