Form 10-K
period 2011-12-31
EMPIRE RESORTS INC
filed 2012-03-19
CIK 906780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒

The aggregate market value of the issuer’s common equity held by non-affiliates, as of June 30, 2011 was $27,782,203, based on the closing price of the registrant’s common stock on the NASDAQ Global Market.

As of March 12, 2012, there were 29,930,873 shares of the registrant’s common stock outstanding.

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

Through our wholly owned subsidiary, Monticello Raceway Management, Inc. (“MRMI”), we currently own and operate Monticello Casino and Raceway, a 45,000 square foot video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs, which includes 1,090 video lottery terminals (“VLTs”) and 20 electronic table game positions (“ETGs”) as an agent for the New York Lottery (“NYL”). VGM activities in the State of New York are overseen by the NYL. VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of its races to offsite pari-mutuel wagering facilities.

Recent Events

On February 14, 2011, we received notice from the NASDAQ Stock Market that, because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on the NASDAQ Global Market. Pursuant to NASDAQ Marketplace Rule 5810(c)(3)(A), we had been provided an initial compliance period of 180 calendar days, or until August 15, 2011, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock had to meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to August 15, 2011. On August 16, 2011, we received a NASDAQ Staff Determination Letter indicating that we had failed to comply with the minimum bid price requirement for continued listing and that we were, therefore, subject to delisting from the NASDAQ Global Market. On August 22, 2011, we notified NASDAQ that we were appealing the NASDAQ Staff Determination of delisting and that we were requesting an oral hearing. On September 13, 2011, we filed a Plan of Compliance with the NASDAQ Hearings Panel. On September 30, 2011, our Board unanimously voted to adopt and declared advisable an amendment (the “Amendment”) to our amended and restated certificate of incorporation affecting a one-for-three reverse stock split of our common stock (the “Reverse Split”). The intention of the Board in effecting the Reverse Split was to increase the stock price sufficiently above the $1.00 minimum bid price requirement that is required for continued listing on the NASDAQ Global Market in order to sustain long term compliance with the NASDAQ listing requirements. The oral hearing before the NASDAQ Hearings Panel was held on October 6, 2011 as where we informed the NASDAQ Hearings Panel that we would ask stockholders to approve the Reverse Split. On October 28, 2011, we were informed that the NASDAQ Hearings Panel granted our request to remain listed on the NASDAQ Global Market subject to our ability to evidence on or before December 31, 2011, a closing bid price of $1.00 or more for a minimum of ten consecutive trading days. The Reverse Split was approved by our stockholders at the annual meeting of stockholders held on December 13, 2011 and we complied with NASDAQ’s minimum bid requirements on December 28, 2011. On January 3, 2012, we announced that we received notice from NASDAQ confirming that we regained compliance with NASDAQ’s minimum bid price requirement and that our common stock would continue to be listed on NASDAQ.

The Reverse Split is reflected in share data and earnings per share data contained herein for all periods presented. The par value of the common stock was not affected by the reverse stock split and remains at $0.01 per share.

On November 4, 2011, each holder of a New York racetrack license with a VGM facility, with the exception of Aqueduct who has a management agreement, received a joint letter (the “Letter”) from the NYL and the New York State Racing and Wagering Board (“RWB”), which notified the license holders that RWB has commenced its review of the holder’s racetrack license renewal application for calendar year 2012. The Letter said that, for the first time since the commencement of VGM operations, the NYL and RWB will be conducting a joint review of applicant license materials. While there has been no change to the laws governing racing or VGM operations, the Letter also indicated that the RWB is considering an open competition process for the re-award of licenses forfeited for failure to meet licensing and operating standards and is also considering whether all track licenses should be subject to an open competition for determining licensure for the 2013 calendar year. Generally, the annual license renewal process requires the RWB to review the financial responsibility, experience, character and general fitness of MRMI and its management. We intend to cooperate fully with RWB and NYL during this annual review and vigorously pursue the renewal of our racetrack and simulcast licenses. We submitted our 2012 license renewal applications and supplemental information to RWB and NYL. RWB has not taken formal action on our 2012 license renewal applications. At its meeting on December 21, 2011, the RWB approved our race dates for January and February 2012. On February 29, 2012, RWB extended our racing dates through April 30, 2012. RWB’s staff expressed concerns over the stock ownership by certain of our stockholders. We are fully cooperating with RWB staff regarding this matter.

We have joined with other VGM facility operators in New York State to form the New York Gaming Association, whose principal effort is to seek approval for passage of a constitutional amendment authorizing table games at the VGM facilities in New York, which would permit us to develop and operate a full-scale casino which would include slot machines and table game wagering and the extension of credit. Generally, a constitutional amendment must be approved by both houses of the New York State Legislature (“Legislature”), approved again by a newly elected Legislature, and approved by the voters at a general election, in which instance it becomes effective on the following January 1. On March 15, 2012, Governor Andrew Cuomo, Assembly Speaker Sheldon Silver and Senate Majority Leader Dean Skelos announced that a constitutional amendment authorizing up to seven non-tribal casinos at locations to be determined by the Legislature, was approved by the Legislature. A newly elected Legislature would have to pass the amendment again next year before it goes to a general referendum in November 2013. However, there can be no assurance given that an amendment to the New York State Constitution to permit full-scale casino gaming will be passed in a timely manner, or at all, or that, if such amendment were passed, we would be able to effectively develop and operate a full-scale casino.

Monticello Casino and Raceway

Monticello Casino and Raceway began racing operations in 1958 and currently features:

•	1,090 VLTs and 20 ETGs (collectively 1,110 VGMs);

•	year-round live harness horse racing;

•	year-round simulcast pari-mutuel wagering on thoroughbred and harness horse racing from across the world;

•	a 3,000-seat grandstand with retractable windows and a 100-seat clubhouse;

•	parking spaces for 2,000 cars and 10 buses;

•	a buffet and three outlet food court with seating capacity for up to 350;

•	a 3,800 square foot multi-functional space used for events;

•	a casino bar and an additional clubhouse bar; and

•	an entertainment lounge with seating for 75 people.

VGM Operations

We currently operate a 45,000 square foot VGM facility at Monticello Casino and Raceway. Revenues derived from our VGM operations consist of VGM revenues and related food and beverage concession revenues. Each of the VGMs is owned by the State of New York. By statute, for a period of five years which began on April 1, 2008, 42% of gross VGM revenue is distributed to us. Following that five-year period, 40% of the first $50 million, 29% of the next $100 million and 26% thereafter of gross VGM revenue will be distributed to us. Gross VGM revenues consist of the total amount wagered at our VGMs, less prizes awarded. The statute also provides a marketing allowance for racetracks operating video lottery programs of 10% on the first $100 million of net revenues generated and 8% thereafter. On August 3, 2010, legislation was passed to reduce operator fees by one percentage point at each level of VGM revenues effective August 11, 2010. Daily VGM operational hours were also expanded from 16 to 20 hours under this legislation. The legislation authorizing the implementation of VGMs expires in 2050 as a result of legislation enacted on August 3, 2010. Previously the legislation was set to expire in 2017.

VGM activities in the State of New York are presently overseen by the NYL.

Raceway Operations

We derive our racing revenue principally from:

•	wagering at Monticello Casino and Raceway on live races run at Monticello Casino and Raceway;

•	fees from wagering at out-of-state locations on races run at Monticello Casino and Raceway using export simulcasting;

•	revenue allocations, as prescribed by law, from betting activity at off-track betting facilities in the State of New York;

•	wagering at Monticello Casino and Raceway on races broadcast from out-of-state racetracks using import simulcasting; and

•	program and racing form sales, food and beverages sales and certain other ancillary activities.

Simulcasting

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

Pari-mutuel Wagering

Our racing revenue is derived from pari-mutuel wagering at the track and government mandated revenue allocations from certain New York State off-track betting locations. In pari-mutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The dollars wagered form a pool of funds from which winnings are paid based on odds determined by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a “take-out” or gross commission from which the racetrack pays state and county taxes and racing purses. Our pari-mutuel commission rates are fixed as a percentage of the total handle or amounts wagered.

Raceway Operations, Simulcasting and Pari-mutuel Wagering activities in the State of New York are presently overseen by the RWB.

Development

On April 12, 2011, we announced the execution of an exclusivity agreement with Entertainment Properties Trust (“EPR”) and MSEG LLC to explore exclusively the joint development of the companies’ respective properties located in Sullivan County, New York. EPR is the sole owner of EPT Concord II, LLC (“EPT”), comprising 1,500 acres located at the site of the former Concord Resort (the “EPT Property”). The exclusivity agreement also committed the parties to work towards the execution of a master development agreement (the “Master Development Agreement”) to develop the EPT Property.

On December 21, 2011 (the “Effective Date”), we entered into an option agreement (the “Option Agreement”) with EPT. Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease certain EPT property located in Sullivan County, New York pursuant to the terms of a lease negotiated between the parties. The Option has an initial term of six months from the Effective Date (the “Option Exercise Period”). In addition, subject to the conditions of the Option Agreement, the Option Exercise Period may be extended for one or more six month periods; provided, however, in no event shall the Option Exercise Period extend beyond June 30, 2013.

In connection with the execution of the Option Agreement, we paid EPT an option payment in the amount of $750,000 (the “Option Payment”). Any extension of the Option Exercise Period shall be accompanied by an additional option payment of $750,000. The Option may be exercised only to the extent we (or our affiliate) simultaneously exercise other options in connection with the Master Development Agreement. In addition, our rights and EPT’s obligations pursuant to the Option Agreement are subject to certain existing EPT agreements. Subject to the terms and conditions of the Option Agreement, EPT shall not grant to any third party the right to lease the EPT Property during the Option Exercise Period.

On March 8, 2012, EPT and Empire presented an overview of the master plan for redevelopment of the EPT Property in Sullivan County, New York to the Town of Thompson Town Board. A copy of the presentation was attached as an exhibit to our Current Report on Form 8-K, filed on March 9, 2012. In addition, on March 8, 2012, EPT and Empire formally submitted the proposed redevelopment plan to the Town of Thompson for an assessment of its environmental impact as prescribed by the State Environmental Quality Review provisions of the New York Environmental Conservation Law.

On May 5, 2011, Concord Associates, LP (“Concord”) announced that it has agreed to terms with the Mohegan Tribal Gaming Authority (“MTGA”) to develop a 116 acre site adjacent to the EPT Property. Concord and MTGA are planning to develop a gaming and racing resort facility. On May 6, 2011, we issued a press release announcing that neither Concord nor MTGA have valid New York State licenses to operate a harness racetrack or VGMs in Sullivan County, prerequisites to the operation of VGMs at the proposed development. As such, we cannot predict the outcome of our efforts to implement our plan to develop jointly with EPR the EPT Property.

Competition

Monticello Casino and Raceway

Our gaming operations are located in the Catskills region in the State of New York, which has historically been a resort area, although its popularity declined with the growth of destinations such as Atlantic City and Las Vegas. We are located approximately 90 miles northwest of New York City. There are approximately 17.5 million adults who live within 100 miles of the Catskills area, an area where average per capita income is approximately $35,000. Specifically, Monticello Casino and Raceway is directly adjacent to Highway 17, has highly visible signage and convenient access, and is less than 1,000 feet from the highway’s exit.

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

In New York, we face competition for guests from Orange, Duchess and Ulster Counties in New York for our VGM operation from a VGM facility at Yonkers Raceway, located within the New York City metropolitan area. Yonkers Raceway has a harness horseracing facility, approximately 5,300 VGMs, food and beverage outlets and other amenities.

From time to time, New Jersey has reviewed options to place slot machines in various locations including the Meadowlands Racetrack. There is currently no plan to allow slot machines or legalized gambling at a privately operated Meadowlands Racetrack. On January 28, 2011, Governor Christie signed into law legislation which authorizes “exchange wagering,” and legislation which will permit racetrack permit holders to provide a single pari-mutuel pool for every horse race. Governor Christie also conditionally vetoed a bill, which provided for revisions to the “Off Track and Account Wagering Act” to expedite the development of off track wagering facilities throughout the State of New Jersey.

To a lesser extent, Monticello Casino and Raceway faces competition from two casinos that are in Pennsylvania. In January 2010, the Pennsylvania legislature authorized and its Governor approved table games in its existing slot machine facilities. The legislation authorized all table games, including blackjack, craps, roulette, baccarat, and poker at thoroughbred and harness racetracks with slot machine facilities and stand-alone slot machine facilities. In addition, the legislation authorized the granting of credit to guests of the Pennsylvania casinos. Table games became operational in Pennsylvania’s casinos in July 2010. Both Pennsylvania casinos that we compete against have installed and offer table games. This legislation augmented the legislation passed in July 2004, whereby Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state, to permit table games at the slot machine facilities. As of March 2012, there were ten casinos in operation within Pennsylvania, with six located at racetracks. One such race track facility is the Mohegan Sun at Pocono Downs, which has approximately 2,300 slot machines and 82 table games, including 16 poker tables. The Mohegan Sun at Pocono Downs in Wilkes-Barre, Pennsylvania, is approximately 70 miles southwest of Monticello. In addition, the Mount Airy Casino Resort has approximately 2,000 slot machines, a hotel, spa and a golf course. In July 2010 it began the operation of table games and now operates 72 table games, which includes 11 poker tables. The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello.

In August 2009, the NYL approved a pilot test period for us and one other New York State VGM facility which provided us the opportunity to reward our guests based on their level of VGM play and to offer promotions that can compete with the offerings of our competitors located in Pennsylvania, although at a restricted level. On March 22, 2011, the NYL extended the subsidized free play pilot program until legislation authorizing a statewide subsidized free play program is enacted. The budget that was passed in March 2011 included a statewide subsidized free play program, which became effective for the gaming day of April 4, 2011. Subsidized free play credits issued pursuant to the program will be excluded from the calculation of net win at the issuing facility. Each facility will be permitted to issue subsidized free play credits in an amount not to exceed 10% of adjusted net win.

Competing Casinos and Proposed Casino Projects

In 2001, the New York State Legislature and the New York State Governor authorized the building of three Native American casinos in the Catskills region of the State of New York. Throughout 2011 several tribal and other entities, including the Stockbridge-Munsee Community, Band of Mohican Indians, have reportedly expressed an interest in gaming in the Catskill region of New York, and in particular, Sullivan County. However, to date, no governmental action has been taken by the State of New York to enable such entities to engage in legalized gaming activities. We are unable to determine when or if any tribal or other entities would request or obtain the ability to engage in legalized gaming activities in the Catskill region.

On June 14, 2011, the United States Department of the Interior (“USDOI”) Assistant Secretary-Indian Affairs, the head of the Bureau of Indian Affairs (“BIA”), announced that he has rescinded a January 3, 2008, memo which said, among other things, that tribes could develop casinos on land off their reservations only if it was within “commutable distance” of the reservation which was considered by the USDOI to be approximately 40 miles. The requirements of the Indian Gaming Regulatory Act (“IGRA”) will continue to be applied by the BIA even though the “commutability” standard has been rescinded.

As of October 2010, the Shinnecock Indian Nation, a state-recognized Native American tribe, is an Indian entity recognized by the BIA. The Shinnecock Indian Nation has expressed its interest in building a casino in Southampton, New York or at another location in downstate New York. Since becoming federally recognized, the Shinnecock Indian Nation has the right to build a Class II casino (as defined in IGRA) on their 800-acre reservation in Southampton, New York, but the Shinnecock have expressed a desire to develop a Class III casino (as defined in IGRA) closer to New York City including the possibility of a casino at Belmont, New York.

Other Gaming

Currently electronic gaming machines are operated in 39 states and there are 11 states with commercial casinos that also offer table games. Legislation permitting other forms of casino gaming is proposed, from time to time, in various states, including those bordering the State of New York. Our business could be adversely affected by such competition.

In December 2011, the United States Department of Justice (“Department”) confirmed the reversal of a long-standing precedent that applied a 1961 federal gambling law to Internet gambling. The Wire Act, 18 U.S.C § 1084, et. seq., prevents wagers from taking place over phone lines. Deputy Attorney General James Cole wrote in a letter to William J. Murray, Deputy Director and General Counsel for NYL, “The Department’s Office of Legal Counsel (‘OLC’) has analyzed the scope of the Wire Act, 18 U.S.C § 1084, and concluded that it is limited only to sports betting.” We are uncertain if the Department’s position would have any effect on our operations.

Employees

As of March 12, 2012, our subsidiaries and we employed approximately 310 people.

Website Access

Our website address is www.empireresorts.com. Our filings with the Securities and Exchange Commission are available at no cost on our website as soon as practicable after the filing of such reports with the Securities and Exchange Commission.

Item 1A.	Risk Factors.

Risks Relating to our Business

In November 2011, MRMI, along with all the other New York racetracks, with the exception of Aqueduct who has a management agreement, received the Letter from the RWB and the NYL indicating that the RWB and NYL would be conducting a joint review of applicant license materials for the first time since the advent of VGM operations in the state. In addition, the Letter indicated that the RWB was considering an open competition for re-award of licenses forfeited for failure to meet appropriate standards and an open competition for determining licensure for the 2013 calendar year. If this open competition were implemented, the Company’s business may be adversely impacted.

On November 4, 2011, each holder of a New York racetrack license with a VGM facility received the Letter from the NYL and the RWB, which notified the license holders that RWB has commenced its review of the holder’s racetrack license renewal application for calendar year 2012. The Letter said that, for the first time since the commencement of VGM operations, the NYL and RWB will be conducting a joint review of applicant license materials. While there has been no change to the laws governing racing or VGM operations, the Letter also indicated that the RWB is considering an open competition process for the re-award of licenses forfeited for failure to meet licensing and operating standards and is also considering whether all track licenses should be subject to an open competition for determining licensure for the 2013 calendar year. Generally, the annual license renewal process requires the RWB to review the financial responsibility, experience, character and general fitness of MRMI and its management. We intend to cooperate fully with RWB and NYL during this annual review and vigorously pursue the renewal of MRMI’S racetrack and simulcast licenses. An open competition for gaming and video lottery gaming licenses each year will create significant uncertainty in our ability to operate our business from year to year and may negatively impact our operations at Monticello Casino and Raceway. On February 29, 2012, RWB extended MRMI’S racing dates through April 30, 2012. RWB’s staff expressed concerns over the stock ownership by certain of our stockholders. We are fully cooperating with RWB staff regarding this matter.

We will require additional financing in order to develop any projects and we may be unable to meet our future capital requirements and execute our business strategy.

Because we are unable to generate sufficient cash from our operations to develop any future projects, we will be required to rely on external financing. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Our capital requirements depend upon several factors, including the rate of market acceptance, our ability to expand our customer base and increase revenues, our level of expenditures for marketing and sales, purchases of equipment and other factors. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We can make no assurance that financing will be available in amounts or on acceptable terms, if at all.

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

We will seek additional debt financing to fund our development goals. Substantial leverage and debt service obligations may adversely affect our cash flow, financial condition and results of operations.

We may incur substantial additional indebtedness in the future to fund our development goals. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

•	a portion of our cash flow from operations will be dedicated to the payment of any interest or principal required with respect to outstanding indebtedness;

•	the debt documents may contain restrictive covenants curtailing our operations and finances;

•	increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and

•	depending on the levels of our outstanding indebtedness, our ability to obtain additional financing for working capital, general corporate and other purposes may be limited.

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. Our business might not continue to generate cash flow at or above current levels. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things, to:

•	seek additional financing in the debt or equity markets;

•	delay, curtail or abandon altogether our development plans;

•	refinance or restructure all or a portion of our indebtedness; or

•	sell selected assets.

Such measures might not be sufficient to enable us to service our indebtedness. In addition, any such financing, refinancing or sale of assets may not be available on commercially reasonable terms, or at all.

If revenues and operating income from our operations at Monticello Casino and Raceway do not increase, it could adversely affect our financial performance.

There can be no assurance that our operations will draw sufficient crowds to Monticello Casino and Raceway to increase our revenues to the point that we will continue recognizing net income. The operations and placement of our VGMs, including the layout and distribution, are under the jurisdiction of the NYL and the program contemplates that a significant share of the responsibility for marketing the program will be borne by the NYL. The NYL is not required to make decisions that we feel are in our best interest and, as a consequence, the profitability of our VGM operations may not reach the levels that we believe to be feasible or may be slower than expected in reaching those levels. Legislation passed in 2008 increased our share of VGM revenue, permitting us to retain 42% of gross VGM revenue for a period of five years beginning on April 1, 2008 and, following such five-year period, permitting us to retain 40% of the first $50 million, 29% of the next $100 million and 26% thereafter. No assurance can be given that such increased revenue will be sufficient to generate a profit and continue to do so. Additionally, effective August 4, 2010, legislation was passed to reduce operator fees by one percentage point at each level of VGM revenues. Our operations are subject to many regulatory, competitive, economic and business risks beyond our control, and a change in this regard could have a material adverse impact on our operations and our business prospects.

As a holding company, we are dependent on the operations of our subsidiaries to pay dividends or make distributions in order to generate internal cash flow.

We are a holding company with no revenue generating operations. Consequently, our ability to meet our working capital requirements and to service our debt obligations depends on the earnings and the distribution of funds from our subsidiaries. While our current operations generate sufficient cash flow to fund our obligations, there can be no assurance that these subsidiaries will generate sufficient revenue to make cash distributions in an amount necessary for us to satisfy our working capital requirements or our obligations under any current or future indebtedness. In addition, these subsidiaries may enter into contracts that limit or prohibit their ability to make distributions. Should our subsidiaries be unable to make distributions, our ability to meet our ongoing obligations would be jeopardized. Specifically, without the making of distributions, we would be unable to pay our employees, accounting professionals or legal professionals, all of whom we rely on to manage our operations, ensure regulatory compliance and sustain our public company status.

Changes in the laws, regulations, and ordinances (including local laws) to which the gaming industry is subject, and the application or interpretation of existing laws and regulations, or our inability or the inability of our subsidiaries, key personnel, significant stockholders, or joint venture partners to obtain or maintain required gaming regulatory licenses, permits or approvals could prevent us from pursuing future development projects or otherwise adversely impact our results of operation.

The ownership, management and operation of our current and any future gaming facilities are and will be subject to extensive federal, state, provincial, and/or local laws, regulations and ordinances that are administered by the relevant regulatory agency or agencies in each jurisdiction. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibilities, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations, and often require such parties to obtain certain licenses, permits and approvals. In addition, licenses that we and our subsidiaries, officers, directors and principal stockholders hold generally expire after a relatively short period of time and thus require frequent renewals and reevaluations. Obtaining these licenses in the first place and the renewal process involves a subjective determination by the regulatory agencies. If we or our subsidiaries do not obtain and maintain the required licenses, permits and approvals, we may be required to divest our interest in our current or future gaming facilities or our current gaming facility risks losing its licenses. These laws, regulations and ordinances may also affect the operations of our gaming facilities or our plans in pursuing future projects.

The Racing, Pari-Mutuel Wagering and Breeding Law of New York State requires our stockholders to possess certain qualifications. If the RWB believes a stockholder does not meet their subjective determination, a stockholder may be forced to sell any stock they hold and such sale may result in a material loss of investment value for the stockholder.

The Racing, Pari-Mutuel Wagering and Breeding Law of New York State requires our stockholders to possess certain qualifications. A failure to possess such qualifications could lead to a material loss of investment by either us or our stockholders, as it would require divestiture of the stockholder’s direct or indirect interest in us. Consequently, should any stockholder ever fail to meet the qualifications necessary to own a direct or indirect interest in us by RWB, such stockholder could be forced to liquidate all interests in us. Should such stockholder be forced to liquidate these interests within a relatively short period of time, such stockholder would likely be forced to sell at a discount, causing a material loss of investment value.

During 2002, certain affiliates of Bryanston Group, Inc. (“Bryanston Group”), our former largest stockholder, and certain of our other stockholders and officers (“Series E Preferred Stockholders”) were indicted for various counts of tax and bank fraud. On September 5, 2003, one of these Series E Preferred Stockholders pleaded guilty to felony tax fraud, and on February 4, 2004, four additional former officers and Series E Preferred Stockholders were convicted of tax and bank fraud. None of the acts these individuals were charged with or convicted of relate to their ownership interests in us and their remaining interests do not provide them with any significant control in the management of the Company or MRMI. However, there can be no assurance that none of the various governmental agencies that now, or in the future may, regulate and license our gaming related activities will factor in these indictments or criminal acts in evaluating our ability to obtain or maintain required licenses, permits or approvals. Should a regulatory agency determine that the indictments and convictions of some of our Series E Preferred Stockholders affect our ability to obtain or maintain required licenses, permits or approvals, we could be forced to liquidate certain or all of our gaming interests.

MRMI received an e-mail message from RWB staff on January 5, 2010, requesting updated information about our plans to divest the Series E Preferred Stockholders of their remaining interests in us. In response, we informed the RWB that we were in the process of engaging an investment banking firm, which we engaged in March 2010, to explore our options with respect to the restructuring of our debt and other obligations, including our Series E Preferred Stock. The engagement with the investment banking firm was terminated following our receipt of the Bridge Loan and we have not currently retained any third party advisors with respect to the Series E Preferred Stock. We are continuing to discuss with RWB the status of the investment in our Series E Preferred

Stock. According to the terms of our Series E Preferred Stock, we have the option to redeem these shares at a price of $10 per share plus all accrued and unpaid dividends. The cost of redeeming all of these shares, as of December 31, 2011, was approximately $29.8 million. We may not be able to obtain sufficient financing in amounts or on terms that are acceptable to us in order to redeem all of these shares, should this be required.

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

We face competition for our VGM operations from Yonkers Raceway which is located within the New York City metropolitan area. The Yonkers facility, which is much closer to New York City, has a harness horseracing facility, approximately 5,300 VGMs, food and beverage outlets and other amenities. In contrast, we have limited financial resources and currently operate our harness horse racing facility and VGMs in Monticello, New York, which is approximately a one and a half hour drive from New York City.

Additionally, in January 2010, the Pennsylvania legislature authorized and its Governor approved table games in its existing slot-machine facilities, which amended and augmented the legislation passed in July 2004 in which Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state to permit table games at the slot-machine facilities. The legislation authorized all table games, including blackjack, craps, roulette, baccarat, and poker at thoroughbred and harness racetracks with slot-machine facilities and stand-alone slot-machine facilities, and the granting of credit to guests of the Pennsylvania casinos. Table games became operational in Pennsylvania’s casinos in July 2010. Presently approximately 960 table games, including poker tables, are offered at the Pennsylvania casinos. Both Pennsylvania casinos that we compete against have installed and offer table games.

As of March 2012, there were ten casinos in operation within Pennsylvania, with six located at race tracks. One such race track facility is the Mohegan Sun at Pocono Downs, which has approximately 2,300 slot machines and 82 table games, including 16 poker tables. The Mohegan Sun at Pocono Downs in Wilkes-Barre, Pennsylvania, is approximately 75 miles southwest of Monticello. In addition, the Mount Airy Casino Resort has approximately 2,000 slot machines, a hotel, spa, and a golf course. In July 2010 it began the operation of table games and now operates 72 table games, which includes 11 poker tables. The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello. The development of new casinos in Pennsylvania will likely increase the degree of competition within our market and may have an adverse effect on our business and future operating performance.

Moreover, a number of Native American tribes and gaming entrepreneurs are presently seeking to develop Class III casinos in New York and Connecticut in areas that are 90 miles from New York City such as Bridgeport, Connecticut and Southampton, New York. In November 2010, the Governor of the State of New York signed a compact with Stockbridge-Munsee Band to build a gaming complex in Bridgeville, New York, located approximately five miles from Monticello Casino and Raceway. On February 18, 2011, the USDOI disapproved the compact. On June 14, 2011, the USDOI Assistant Secretary-Indian Affairs, the head of the BIA, announced that he has rescinded a January 3, 2008, memo which said, among other things, that tribes could develop casinos on land off their reservations only if it was within “commutable distance” of the reservation which was considered by the USDOI to be approximately 40 miles. The requirements of the IGRA will continue to be applied by the BIA even though the “commutability” standard has been rescinded. Due to its proximity to Monticello Casino and Raceway, if developed, the Stockbridge-Munsee Band’s gaming facility, which would include a casino, hotel, restaurants and retail shops, would likely significantly increase the competition we face and have a material adverse effect on our business operations and future performance.

No assurance can be given that we will be able to compete successfully for gaming customers with the established casinos, in Pennsylvania, or the competing VGM facility at Yonkers Raceway.

The continuing decline in the popularity of horse racing and increasing competition in simulcasting could adversely impact the business of Monticello Casino and Raceway.

Since the mid-1980s, there has been a general decline in the number of people attending and wagering at live horse races at North American racetracks due to a number of factors, including increased competition from other forms of gaming, unwillingness of guests to travel a significant distance to racetracks and the increasing availability of off-track wagering. The declining attendance at live horse racing events has prompted racetracks to rely increasingly on revenues from inter-track, off-track and account wagering markets. The industry-wide focus on inter-track, off-track and account wagering markets has increased competition among racetracks for outlets to simulcast their live races. A continued decrease in attendance at live events and in on-track wagering, as well as increased competition in the inter-track, off-track and account wagering markets, could lead to a decrease in the amount wagered at Monticello Casino and Raceway. Our business plan anticipates the possibility of Monticello Casino and Raceway attracting new guests to our racetrack wagering operations through VGM in order to offset the general decline in raceway attendance. However, even if our VGM operations attract new guests to our racetrack, we may not be able to maintain profitable operations. Public tastes are unpredictable and subject to change. Any further decline in interest in horse racing or any change in public tastes may adversely affect our revenues and, therefore, limit our ability to make a positive contribution to our results of operation.

We depend on our key personnel and the loss of their services would adversely affect our operations and business strategy.

If we are unable to maintain our key personnel and attract new employees with high levels of expertise in the gaming areas in which we engage and propose to engage, or are unable to do so without unreasonably increasing our labor costs, the execution of our business strategy may be hindered and our growth limited. We believe that our success is largely dependent on the continued employment of our senior management and the hiring of strategic key personnel at reasonable costs. Competition for qualified executives is intense and we can give no assurance that we would be able to hire a qualified replacement with the required level of experience and expertise for any current members of our senior management, if required to do so. Accordingly, if any of our current senior managers were unable or unwilling to continue in his or her present position, or we were unable to attract a sufficient number of qualified employees at reasonable rates, our business, results of operations and financial condition will be materially adversely affected. Additionally, recruiting and hiring a replacement for any senior management position could divert the attention of other senior management and increase our operating expenses.

Currently, full-scale casino gaming, other than Native American gaming, is not allowed in New York. There can be no assurance that the required amendment to the New York State Constitution will be passed in order to allow full-scale casino gaming, other than Native American gaming, in a timely manner, or at all.

Currently, we are not permitted to operate a full-scale casino at Monticello Casino and Raceway because full-scale casino gaming, other than Native American gaming, is not allowed in New York. In order to operate a full-scale casino at Monticello Casino and Raceway, an amendment to the New York State Constitution to permit full-scale casino gaming would need to be passed or we would need to enter into an agreement with a Native American tribe for the development of a Class III casino. In January 2012, Governor Cuomo proposed an amendment to the New York State Constitution to permit casino gambling regulated by the state of New York. In order to be amended to permit full-scale casino gaming, the New York State Constitution requires the passage of legislation in two consecutive legislative sessions and then passage of the majority of the state’s voters in a statewide referendum. On March 15, 2012, Governor Andrew Cuomo, Assembly Speaker Sheldon Silver and Senate Majority Leader Dean Skelos announced that a constitutional amendment authorizing up to seven non-tribal casinos at locations to be determined by the Legislature was approved by the Legislature. A newly elected Legislature would have to pass the amendment again next year before it goes to a general referendum in November 2013. There can be no assurance given that an amendment to the New York State Constitution to permit full-scale casino gaming will be passed in a timely manner, or at all. Moreover, if an amendment to the New York State Constitution to permit full-scale casino gaming were passed, there can be no assurance that we would be able to secure any necessary licenses, regulatory approvals or financing arrangements necessary to develop a full-scale casino at Monticello Casino and Raceway or another location. In the event that full-scale casino gaming were permitted under an amendment to the New York State Constitution and we are unable to timely develop and successfully operate a full-scale casino at Monticello Casino and Raceway or another location to compete with any full-scale casinos or Class III casinos that may be developed by our competitors, our business and future operating performance would likely be materially adversely effected.

On March 7, 2012, Concord filed a complaint against EPR and us seeking monetary damages and permanent injunctive relief against EPR and us relating to our joint development of the site of the EPT Property. This litigation may delay or alter our plans for the development.

On March 7, 2012, Concord and various affiliates filed a complaint against EPR and us in the United States District Court for the Southern District of New York. The complaint alleges federal antitrust claims and claims of tortious interference with contract and business relations against us and seeks $1.5 billion in damages, unspecified punitive damages and permanent injunctive relief against EPR and us. Although we believe this lawsuit is without merit and we will aggressively defend our interests, it may delay or alter our plans to develop the site of the EPT Property with EPR.

Risk Relating to our Ownership Structure

Stockholders’ ability to influence corporate decisions may be limited because our major stockholder owns a large percentage of our common stock.

Kien Huat Realty III Limited (“Kien Huat”) is the beneficial holder of 18,254,246 shares of our common stock, representing approximately 60% of our voting power. Additionally, under the terms of an investment agreement with Kien Huat (the “Investment Agreement”), if any option or warrant outstanding as of November 12, 2009, the date of the final closing of the Investment Agreement, (or, in limited circumstances, if issued after such date) is exercised, Kien Huat has the right (following notice of such exercise) to purchase an equal number of additional shares of our common stock as are issued upon such exercise at the exercise price for the applicable option or warrant. The percentage of our outstanding shares of common stock and voting power owned by Kien Huat would not increase as a result of the purchase by Kien Huat of any shares of our common stock pursuant to such matching right, given the issuance of shares upon exercise of the option or warrant that triggered the matching right. Under the terms of the Investment Agreement, Kien Huat is also entitled to recommend three directors whom we are required to cause to be elected or appointed to our Board of Directors (“Board”), subject to the satisfaction of all legal and governance requirements regarding service as a director and to the reasonable approval of the Governance Committee of our Board. Kien Huat designated Au Fook Yew, Emanuel Pearlman and Joseph D’Amato as nominees to the Board pursuant to its rights under the Investment Agreement, all three of which were elected by the Company’s stockholders in December 2011. Kien Huat will continue to be entitled to recommend three directors for so long as it owns at least 24% of our voting power outstanding at such time, after which the number of directors whom Kien Huat will be entitled to designate for election to our Board will be reduced proportionally to Kien Huat’s percentage of ownership. Under the Investment Agreement, for so long as Kien Huat is entitled to designate representatives to our Board, among other things, Kien Huat will have the right to nominate one of its director designees to serve as the Chairman of the Board, and Mr. Pearlman has been appointed to serve as Chairman of the Board pursuant to Kien Huat’s recommendation. Until such time as Kien Huat ceases to own capital stock with at least 30% of our voting power outstanding at such time, our Board will be prohibited under the terms of the Investment Agreement from taking certain actions relating to fundamental transactions involving us and our subsidiaries and certain other matters without the affirmative vote of the directors designated by Kien Huat. Consequently, Kien Huat has the ability to exert significant influence over our policies and affairs, including the election of our Board and the approval of any action requiring a stockholder vote, such as approving amendments to our certificate of incorporation and mergers or sales of substantially all of our assets, as well as other matters. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or force the sale of our company on terms undesirable to other stockholders.

Risks Relating to the Market Value of Our Common Stock

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when our stockholders want to sell their holdings.

The market price of our common stock has in the past been, and may in the future continue to be, volatile. For instance, between January 1, 2010 and March 12, 2012, the closing price of our common stock has ranged between $7.26 and $1.30 per share. A variety of events may cause the market price of our common stock to fluctuate significantly, including but not necessarily limited to:

•	quarter to quarter variations in operating results;

•	day traders;

•	adverse news announcements; and

•	market conditions for the gaming industry.

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

If we fail to meet the applicable continued listing requirements of NASDAQ Global Market, NASDAQ may delist our common stock, in which case the liquidity and market price of our common stock could decline.

Our common stock is currently listed on the NASDAQ Global Market. In order to maintain that listing, we must satisfy certain continued listing requirements. If we are deficient in maintaining the necessary listing requirements, our common stock may be delisted. If our stock is delisted, an active trading market for our common stock may not be sustained and the market price of our common stock could decline.

We do not anticipate declaring any dividends in the foreseeable future.

During the past two fiscal years, we did not declare or pay any cash dividends with respect to our common stock and we do not anticipate declaring any cash dividends on our common stock in the foreseeable future. We intend to retain all future earnings for use in the development of our business. In addition, the payment of cash dividends to the holders of our common stock is restricted by undeclared dividends on our Series E preferred stock. We have accumulated unpaid Series E preferred dividends of approximately $12.5 million as of December 31, 2011. There can be no assurance that we will have, at any time, sufficient surplus under Delaware law to be able to pay any dividends.

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

The demand for entertainment and leisure activities tends to be highly sensitive to consumers’ disposable incomes, and the recent economic recession that has affected the U.S. and global economies, the tightened credit markets and eroded consumer confidence had a negative impact on overall trends in the gaming industry in 2010 and, to an extent, in 2011. Discretionary consumer spending habits have been adversely affected by the recent economic crisis and the actual or perceived fear of the extent of the recession could lead to further decrease in spending by our guests. We cannot predict at what level these negative trends will continue, worsen or improve and the ultimate impact it will have on our future results of operations. The continued weakness in our market and the deterioration of the broader global economy would have a material adverse effect on our industry and our business, including our revenues, profitability, operating results and cash flow.

Moreover, to the extent we do not generate sufficient cash flows from operations; we may need to incur additional indebtedness to finance our plans for growth or make scheduled payments on or to refinance our obligations under the Bridge Loan from Kien Huat. Recent turmoil in the credit markets and the resulting impact on the liquidity of certain large financial institutions has had, and may continue to have, an effect through the

U.S. economy, including limiting access to credit markets for certain borrowers at reasonable rates. Due to fluctuations in the credit markets from time to time, we may be unable to incur additional indebtedness to fund our business strategy, in the public or private markets, on terms we believe to be reasonable, if at all.

We are subject to greater risks than a geographically diverse company.

Our operations are limited to the Catskills region of the State of New York, which has been affected by decades’ long decline in economic conditions. As a result, in addition to our susceptibility to adverse global and domestic economic, political and business conditions, any economic downturn in the region could have a material adverse effect on our operations. An economic downturn would likely cause a decline in the disposable income of consumers in the region, which could result in a decrease in the number of patrons at our facility, the frequency of their visits and the average amount that they would be willing to spend at our facility. We are subject to greater risks than more geographically diversified gaming or resort operations, including:

•	a downturn in national, regional or local economic conditions;

•

an increase in competition in New York State or the northeastern United States and Canada, particularly for day-trip patrons residing in New York State, including as a result of any new tribal Class III casinos or VGMs at certain racetracks and other locations in New York, Connecticut and casinos in Pennsylvania;

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

Monticello Land

Our primary asset, which is held in fee by MRMI, is a 232 acre parcel of land in Monticello, New York. Facilities at the site include Monticello Casino and Raceway, which includes a 3,000-seat enclosed grandstand, a clubhouse bar, pari-mutuel wagering facilities (including simulcasting), a paddock, exterior barns and related facilities for the horses, drivers, and trainers. In addition, our VGM operation is conducted in the renovated lower level of the grandstand portion of Monticello Casino and Raceway, which includes a gaming floor with a central bar and lounge and a separate high stakes VGM area, a buffet and three outlet food court with seating capacity for up to 350, employee changing areas, storage and maintenance facilities, surveillance and security facilities and systems, cashier’s cage and accounting and marketing areas, as well as parking areas for cars and buses.

Item 3.	Legal Proceedings.

Bryanston Group v. Empire Resorts, Inc.

A complaint has been filed in the Supreme Court of The State of New York, New York County (the “New York County Court”) on or about July 12, 2010 against us. The lawsuit arises out of a recapitalization agreement entered into on December 10, 2002 pursuant to which we issued Series E preferred stock to Bryanston Group and Stanley Tollman, among others. The complaint is brought by Bryanston Group and Stanley Tollman alleging that we breached the terms of the recapitalization agreement by (i) failing to use the funds from the 2009 investment by Kien Huat to redeem the Series E preferred shares and pay dividends on the shares; and (ii) paying in excess of $1 million per year in operating expenses (including paying the settlement to our former chief executive officer, Joseph Bernstein) while not redeeming the Series E preferred shares and paying dividends on the shares. The plaintiffs had sought a preliminary injunction to require us to put into escrow funds sufficient to pay the purchase price for the redemption of the Series E shares and the dividends. The New York County Court denied plaintiffs’ request. We filed a motion to dismiss the complaint. The Court denied our motion to dismiss the complaint. We filed an answer to the complaint and a notice of appeal. While we cannot predict the outcome of this litigation, we believe the lawsuit is without merit and we will aggressively defend our interests.

Monticello Raceway Management, Inc. v. Concord Associates L.P.

On January 25, 2011, our subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who is a significant stockholder. The lawsuit seeks amounts that we believe are owed to us under an agreement between Concord, MRMI and the Monticello Harness Horsemen’s Association, Inc. (the “Horsemen’s Agreement”). Pursuant to the Horsemen’s Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord hotel and former Concord resort or July 31, 2011, we were to continue to pay to the Monticello Harness Horsemen’s Association, Inc. 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, we believe Concord owed us approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to us and on March 10, 2011 Concord filed a motion to dismiss, claiming that there was no shortfall because the term of the obligation was a two year period, not annually. We filed reply affirmations and requested that the Judge treat Concord’s motion and our cross-motion as summary judgment motions. On June 23, 2011, the Court advised the parties that it would treat our cross-motion as a summary judgment motion. MRMI filed its reply affirmation on August 8, 2011. On November 4, 2011, the Judge denied Concord’s motion to dismiss, and denied MRMI’s summary judgment motion without prejudice to renew after conducting pre-trial discovery. On December 8, 2011, MRMI filed an appeal of the denial of the summary judgment motion and on December 9, 2011, Concord filed a cross-appeal for the portion of the decision that denied Concord’s motion to dismiss. While we are unable at this time to estimate the likelihood of a favorable outcome in this matter, we intend to prosecute vigorously our claims against Concord.

Concord Associates, L.P. v. Entertainment Properties Trust

On March 7, 2012, Concord and various affiliates filed a complaint against EPR and us in the United States District Court for the Southern District of New York. The lawsuit arises out of our exclusivity agreement and option agreement with EPR to develop the site of the EPT Property located in Sullivan County, New York. The complaint seeks $1.5 billion in damages, unspecified punitive damages and permanent injunctive relief against EPR and us. The complaint alleges EPR and we violated federal antitrust laws by preventing Concord from establishing a competing harness racetrack and VGM facility at the site of the former Concord Hotel in the Town of Thompson, New York, and monopolizing the gaming and racing market in the Catskills region. The complaint further alleges we tortiously interfered with EPT’s performance of its contracts and business relations with Concord. Although we are continuing to assess our available options in terms of responding to this complaint, we believe this lawsuit is without merit and we will aggressively defend our interests.

Other Proceedings

We are a party from time to time to various other legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NASDAQ Global Market under the symbol “NYNY”. The following table sets forth the high and low intraday sale prices for the common stock for the periods indicated, as reported by the NASDAQ Global Market. The Reverse Split is reflected in stock prices contained herein for all periods presented.

	High	Low
Year ended December 31, 2010
First Quarter	$7.41	$4.56
Second Quarter	6.81	4.80
Third Quarter	5.25	1.77
Fourth Quarter	4.68	2.52

Year ended December 31, 2011
First Quarter	$3.09	$1.57
Second Quarter	3.90	1.35
Third Quarter	3.54	1.95
Fourth Quarter	2.43	1.25

Holders

According to Continental Stock Transfer & Trust Company, there were approximately 226 holders of record of our common stock at March 12, 2012.

Dividends

During the past two fiscal years, we did not declare or pay any cash dividends with respect to our common stock and we do not anticipate declaring any cash dividends on our common stock in the foreseeable future. We intend to retain all future earnings for use in the development of our business. In addition, the payment of cash dividends to the holders of our common stock is restricted by undeclared dividends on our Series E preferred stock. We have accumulated unpaid Series E preferred dividends of approximately $12.5 million as of December 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2011 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. The Reverse Split is reflected in share data contained herein for all periods presented.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,586,261	$6.97	795,426
Equity compensation plans not approved by security holders	9,999	25.53	—

Total	2,596,260	$7.05	795,426

Item 6.	Selected Financial Data

We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Through our wholly-owned subsidiary, MRMI, we currently own and operate Monticello Casino and Raceway, a 45,000 square foot VGM and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs which includes 20 ETGs as an agent for the NYL. VGM activities in the State of New York are overseen by the NYL. VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.

Off-Balance Sheet Arrangements

None.

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

Revenue recognition and Promotional allowances

Revenues represent (i) gaming revenue and (ii) food and beverage sales, racing and other miscellaneous revenue.

Gaming revenue is the net difference between gaming wagers and payouts for prizes from VGMs, non-subsidized free play and accruals related to the anticipated payout of progressive jackpots. Progressive jackpots contain base jackpots that increase at a progressive rate based on the credits played and are charged to revenue as the amount of the jackpots increase. We recognize gaming revenues before deductions of such related expenses as NYL’s share of VGM revenue and the Monticello Harness Horsemen’s Association (the “Horsemen”) and Agriculture and New York State Horse Breeding Development Fund’s contractually required percentages.

Food, beverage, racing and other revenue, includes food and beverage sales, racing revenue earned from pari-mutuel wagering on live harness racing and simulcast signals to and from other tracks and miscellaneous income. We recognize racing revenues before deductions of such related expenses as purses, stakes and awards. Some elements of the racing revenues from Off-Track Betting Corporations (“OTBs”) are recognized as collected, due to uncertainty of receipt of and timing of payments.

Net revenues are recognized net of certain sales incentives in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Certification (“ASC”) 605-50, “Revenue Recognition—Customer Payments and Incentives”.

The retail value of complimentary food, beverages and other items provided to our guests is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such food, beverage and other items as promotional allowances is included in food, beverage, racing and other expense. In addition, promotional allowances include non-subsidized free play offered to our guests based on their relative gaming worth and prizes included in certain promotional marketing programs.

Accounts receivable

Accounts receivable, net of allowances, are stated at the amount we expect to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms and how recently payments have been received and our judgment of collectability. In the normal course of business, we settle wagers for other racetracks and are exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2011 and December 31, 2010, we recorded an allowance for doubtful accounts of approximately $177,000 and $168,000, respectively.

Impairment of long-lived assets

We periodically review the carrying value of our long-lived assets in relation to historical results, as well as management’s best estimate of future trends, events and overall business climate. If such reviews indicate an issue as to whether the carrying value of such assets may not be recoverable, we will then estimate the future cash flows generated by such assets (undiscounted and without interest charges). If such future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.

Stock-based compensation

The cost of all share-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the market price of our common stock on the date of grant. The fair value of share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of December 31, 2011, there was approximately $759,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our equity compensation plans. That cost is expected to be recognized over a period of two years. This expected cost does not include the impact of any future stock-based compensation awards.

Fair value

We follow the provisions of Financial Accounting Standards Board Accounting Standards Certification (“ASC”) 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). We chose not to elect the fair value option as prescribed by FASB, for our financial assets and liabilities that had not been previously carried at fair value. Our financial instruments are comprised of current assets, current liabilities and a long-term loan. Current assets and current liabilities approximate fair value due to their short-term nature. As of December 31, 2011, our management was unable to estimate reasonably the fair value of the long-term loan due to the inability to obtain quotes for similar credit facilities.

Income taxes

We apply the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates for the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. A hypothetical 10% decrease in our deferred tax valuation allowance will result in an income tax benefit of approximately $6.4 million.

Results of Operations

The results of operations for the year ended December 31, 2011 and 2010 are summarized below (dollars in thousands):

	2011	2010	Variance $	Variance %
Revenues:
Gaming	$61,388	$57,484	$3,904	7%
Food, beverage, racing and other	11,634	14,325	(2,691)	(19)%

Gross revenues	73,022	71,809	1,213	2%
Less: Promotional allowances	(2,826)	(3,264)	438	13%

Net revenues	70,196	68,545	1,651	2%

Costs and expenses:
Gaming	44,497	42,766	1,731	4%
Food, beverage, racing and other	10,388	11,947	(1,559)	(13)%
Selling, general and administrative	11,534	10,994	540	5%
Stock-based compensation	1,215	2,627	(1,412)	(54)%
Depreciation	1,325	1,228	97	8%

Total costs and expenses	68,959	69,562	(603)	(1)%

Income (loss) from operations	1,237	(1,017)	2,254	222%

Legal settlement	0	(7,118)	7,118	100%
Loss on debt extinguishment	0	(3,678)	3,678	100%
Amortization of deferred financing costs	0	(358)	358	100%
Interest expense	(1,225)	(5,422)	4,197	77%
Interest income	6	19	(13)	(68)%

Income (loss) before income taxes	18	(17,574)	17,592	100%
Income tax provision (benefit)	42	(1)	43	4,300%

Net loss	$(24)	$(17,573)	$17,549	100%

Gaming revenue

Gaming revenue increased by $3.9 million, or 7%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Our number of daily visits decreased 3%; however, the average daily win per unit increased 5% from an adjusted $141.88 for the year ended December 31, 2010 to $151.52 for the year ended December 31, 2011, as we concentrated our marketing efforts on more high valued gaming guests. The adjusted average daily win per unit for the year ended December 31, 2010 reflects the increase in the number of machines in service from 1,090 to 1,110 during 2010. Our VGM hold percentage was 7.1% and 7.2% for the year ended December 31, 2011 and 2010, respectively.

Food, beverage, racing and other revenue

Food, beverage, racing and other revenue decreased by $2.7 million, or 19%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, due to a reduction in racing revenue of $2.2 million and a reduction in food and beverage revenue of $500,000.

Racing revenue decreased primarily due to the closure of NYC OTB and the continued failure of other OTBs to make their statutory payments on a timely and consistent basis. Food, beverage and other revenue decreased due to a reduction in food and beverage promotional spending compared to those offered in the same period in 2010, along with a reduction in our price structure to make them more competitive. The reduction in food and beverage complimentaries is tied to our commitment to use non-taxable free play as the major component of our VGM marketing position to our guests.

Promotional allowances

Promotional allowances decreased by $438,000, or 13%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to our decision to reduce our food and beverage and other promotional spending levels.

Gaming costs

Gaming costs increased by $1.7 million, or 4%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to an increase in NYL commission resulting from higher gaming revenue and a one percent point increase in NYL commission, effective August 11, 2010.

Food, beverage, racing and other costs

Food, beverage, racing and other costs decreased approximately $1.6 million, or 13%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a reduction of the Horsemen’s share of racing revenues of $1.1 million, caused by lower racing revenues, and decreases in other racing costs. Other racing costs decrease is primarily due to legal fees relating to the NYC OTB bankruptcy in 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $540,000, or 5%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to increased development fees and executive salaries offset by decreased legal fees and marketing expenses for the year ended December 31, 2011.

Stock-based compensation expense

Stock-based compensation decreased $1.4 million, or 54%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily as a result of fewer options vesting and granted to directors and officers.

Legal settlement

On May 13, 2010, our former CEO, the Company and the third party defendants entered into a legal settlement agreement providing for the dismissal of all claims with prejudice. The legal settlement of approximately $7.1 million consisted of a payment of $1.5 million in cash and the issuance of warrants to purchase 3.2 million shares of our common stock valued at $5.6 million.

Loss on debt extinguishment

We incurred a loss on debt extinguishment of approximately $3.7 million when we repurchased the Senior Notes in November 2010. The loss includes the premium paid of approximately $975,000, the write-off of approximately $1.5 million in unamortized deferred financing costs and other costs associated with the repurchase of approximately $1.2 million.

Interest expense

Interest expense decreased $4.2 million, or 77%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due to a reduction in debt outstanding and a more favorable interest rate of 5%, than in 2010 as a result of the repayment in the fourth quarter of 2010 of the $65 million 5 1/2% Convertible Senior Notes due 2014 (the “Senior Notes”), that had an effective rate of 8%.

Income tax provision (benefit)

Income tax provision increased by $43,000 for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to state minimum and capital based taxes incurred during the year ended December 31, 2011.

Liquidity and Capital Resources

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

The Note provided that the Bridge Loan bears interest at a rate of 5% per annum, payable in cash in arrears monthly, during its initial term. The maturity date of the Bridge Loan was the earlier of the consummation of our rights offering and June 30, 2011 (the “Outside Date”). As of May 20, 2011, the date of the consummation of the rights offering described below, certain conditions including (1) five business days have passed after the date on which the rights issued in the rights offering expire and the offering of our common stock pursuant thereto is terminated, (2) we prepaid the indebtedness in an amount equal to 100% of the aggregate amount of gross proceeds received by us for exercised rights pursuant to the rights offering, (3) the proceeds from the rights offering are insufficient to repay the Bridge Loan in full and we have not otherwise prepaid the Bridge Loan in full, and (4) no monetary or other material default as defined in the Loan Agreement is continuing, were satisfied, the maturity date of the remaining unpaid principal amount of the Bridge Loan was extended for a term of two years at an interest rate of 5% per annum convertible at a price equal to the exercise price of the rights issued in the rights offering (period of such extension is referred to as the “Extension Term”).

Subject to and upon compliance with the provisions of the Loan Agreement, during the Extension Term, Kien Huat has the right to convert all or any portion of the principal sum evidenced by the Note such that the unconverted portion is $1,000 or a multiple of $1.00 in excess thereof into fully paid and non-assessable shares of our common stock at a conversion rate of initially 377 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $2.65 per share, subject to adjustment in accordance with the Loan Agreement, by surrender of the Note, in whole or in part in the manner provided in the Loan Agreement.

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

On March 28, 2011, we commenced a rights offering. All holders of our common stock were granted the non-transferrable right to purchase 0.18917 shares of our common stock at a price of $2.65 per share for each share they hold. Pursuant to a letter agreement, dated November 5, 2010, Kien Huat, our largest stockholder, agreed to exercise its entire allocation of basic subscription rights. The proceeds of the rights offering were used to repay amounts outstanding under the Bridge Loan. Since the proceeds were insufficient to repay in full all amounts outstanding under the Bridge Loan, including principal and accrued interest thereon, Kien Huat has converted the remaining unpaid into a convertible term loan with a term of two years, which bears interest at a rate of 5% per annum and will be convertible at a price equal to the exercise price of the rights issued in the rights offering. The expiration date of this rights offering was extended until May 20, 2011.

On May 20, 2011 the rights offering was consummated and our stockholders validly subscribed for 6,628,925 shares of our common stock, par value $0.01 per share, in the rights offering. The rights were exercised at $2.65 per share, resulting in total gross proceeds of approximately $17.6 million, which were used to repay the Bridge Loan. Pursuant to the Loan Agreement, we have satisfied the conditions to extend the maturity date of the Bridge Loan to May 17, 2013.

On September 30, 2011, our Board unanimously voted to adopt and declared advisable an amendment to our amended and restated certificate of incorporation affecting the Reverse Split. The intention of the Board in effecting the Reverse Split was to increase the stock price sufficiently above the $1.00 minimum bid price requirement that is required for continued listing on the NASDAQ Global Market in order to sustain long term compliance with the NASDAQ listing requirements. On October 28, 2011, we were informed that the NASDAQ Hearings Panel granted our request to remain listed on the NASDAQ Global Market subject to our ability to evidence on or before December 31, 2011, a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days. The Reverse Split was approved by our stockholders at the annual meeting on December 13, 2011 and we complied with NASDAQ’s minimum bid requirements on December 28, 2011. On January 3, 2012, we announced that we received notice from NASDAQ confirming that we regained compliance with NASDAQ’s minimum bid price requirement and that our common stock would continue to be listed on NASDAQ.

The Reverse Split has been reflected in share data and earnings per share data contained herein for all periods presented. The par value of the common stock was not affected by the reverse stock split and remains at $0.01 per share. Consequently, on our consolidated balance sheets and consolidated statements of stockholders’ equity, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to additional paid-in capital.

As of December 31, 2011, we had total current assets of approximately $20.2 million and current liabilities of approximately $7.4 million. We expect that we will be able to fund our operations in the ordinary course over at least the next twelve months.

Net cash provided by operating activities was approximately $3.3 million and net cash used in operating activities was approximately $4.5 million during the years ended December 31, 2011 and 2010, respectively, which was primarily due to a decrease in net loss of approximately $6.3 million, after the non-cash adjustments for the decrease in stock-based compensation of approximately $1.4 million, the decrease in loss on debt extinguishment of approximately $3.7 million and the decrease in warrants issued in the legal settlement of approximately $5.6 million. The remaining increase was the result of the net change in operating assets and liabilities.

Net cash used in investing activities was approximately $1.5 million and $547,000 for the years ended December 31, 2011 and 2010, respectively. The increase of approximately $926,000 was primarily a result of the purchase of property and equipment of approximately $711,000 in 2011 compared to additions of approximately $481,00 in 2010 and deferred lease costs of $750,000 incurred related to the EPT Property lease in 2011.

Net cash used in financing activities was approximately $177,000 and $32.1 million for the years ended December 31, 2011 and 2010, respectively. The decrease is due to the repayment of our Senior Notes in 2010 of $65 million and related debt extinguishment costs of approximately $2.2 million, proceeds of $35 million from our short-term loan in 2010, no options and option matching rights exercised during 2011 compared to options and option matching rights of approximately $71,000 exercised during 2010 and the stock issuance costs related to our rights offering of approximately $177,000 that occurred in 2011. At December 31, 2011, we had undeclared dividends on our Series E Preferred Stock of approximately $12.5 million and undeclared dividends for 2011 on our Series B Preferred Stock of approximately $167,000. We are in compliance with our Certificates of Designations, Preferences and Rights of the issued and outstanding preferred shares.

On March 13, 2012, our Board authorized the issuance of 92,414 shares of our common stock in payment of dividends due for the year ended December 31, 2011 on our Series B Preferred Stock. The recorded value of these shares was approximately $234,000.

On March 14, 2011, our Board authorized issuance of 59,548 shares of our common stock in payment of dividends due for the year ended December 31, 2010 on our Series B Preferred Stock. The value of these shares when issued was approximately $114,000.

On February 23, 2010, our Board authorized issuance of 24,902 shares of our common stock in payment of dividends due for the year ended December 31, 2009 on our Series B Preferred Stock. The value of these shares when issued was approximately $138,000.

Our common stock is transferable only subject to the provisions of section three hundred three of the Racing, Pari-Mutuel Wagering and Breeding Law, so long as we hold directly or indirectly, a license issued by the RWB, and may be subject to compliance with the requirements of other laws pertaining to licenses held directly or indirectly by us. The owners of common stock issued by us may be required by regulatory authorities to possess certain qualifications and may be required to dispose of their common stock if the owner does not possess such qualifications.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-16, “Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities.” The ASU codifies the consensus reached in Emerging Issues Task Force Issue No. 09-F, “Casino Base Jackpot Liabilities.” This ASU amends the FASB ASC to clarify that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance in the ASU applies to both base and progressive jackpots. The amendments in the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The adoption of ASU No. 2010-16 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. This guidance will be effective for us beginning January 1, 2012. We anticipate that the adoption of this standard will not materially affect our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance will be effective for us beginning January 1, 2012. We anticipate that the adoption of this standard will not change the presentation of our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Topic 350 —“Intangibles—Goodwill and Other” (“ASU 2011-08”), which amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for annual and interim goodwill tests performed for years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU 2011-08 is not expected to have an impact on our consolidated financial position, results of operations, or cash flows.

In December 2011, the FASB issued ASU No. 2011-12, Topic 220—“Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which indefinitely deferred certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This amendment is effective for both annual and interim financial statements beginning after December 15, 2011. The adoption of ASU 2011-12 will not have an impact on our consolidated financial position, results of operations, or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Topic 2010—“Balance Sheet” (“ASU 2011-11”), which contains new disclosure requirements regarding the nature of an entity’s rights of set off and related arrangements associated with its financial instruments and derivative instruments. Under U.S. GAAP, certain derivative and repurchase agreement arrangements are granted exceptions from the general off-setting model. To facilitate comparison between financial statements prepared under U.S. GAAP and IFRS, the new disclosure requirement will provide financial statement users information regarding both gross and net exposures. This guidance is effective for annual and interim financial statements beginning on or after January 1, 2013. Retrospective application is required. We do not set off related arrangements associated with our financial instruments and derivative instruments. The adoption of ASU 2011-11 is not expected to have an impact on our consolidated financial position, results of operations, or cash flows.

Contractual Obligations

	Payments due by period (in thousands)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Bridge Loan (a):
Principal (b)	$17,426	$0	$17,426	$0	$0
Estimated interest (b)	1,215	883	332	0	0

Total	$18,641	$883	$17,758	$0	$0

(a)	See the section of this annual report entitled “Item 8—Financial Statements and Supplementary Data—Note G. Long-term Loan, Related Party.”
(b)	Interest is payable monthly at an annual rate of 5% on the Bridge Loan until May 17, 2013.

Subsequent Events

In January 2012, Governor Cuomo proposed an amendment to the New York State Constitution to permit casino gambling regulated by the state of New York. In order to be amended to permit full-scale casino gaming, the New York State Constitution requires the passage of legislation in two consecutive legislative sessions and then passage of the majority of the state’s voters in a statewide referendum.

On January 27, 2012, we and Mr. D’Amato, our CEO, entered into an amendment to Mr. D’Amato’s amended and restated employment agreement. Pursuant to the amendment, Mr. D’Amato shall receive effective as of January 1, 2012, a housing allowance of $1,500 per month. We shall also lease or purchase an automobile for Mr. D’Amato’s sole and exclusive use with an approximate value of $1,500 per month. In addition, we shall also pay for certain expenses related to the insurance, maintenance and use of the automobile; and shall purchase a key man life insurance policy to insure Mr. D’Amato, with death benefits in the amount of $1 million for his estate and $3 million for us.

On March 15, 2012, Governor Andrew Cuomo, Assembly Speaker Sheldon Silver and Senate Majority Leader Dean Skelos announced that a constitutional amendment authorizing up to seven non-tribal casinos at locations to be determined by the Legislature, was approved by the Legislature. A newly elected Legislature would have to pass the amendment again next year before it goes to a general referendum in November 2013.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Empire Resorts, Inc.

We have audited the accompanying consolidated balance sheets of Empire Resorts, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

March 19, 2012

EMPIRE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31

(In thousands, except for per share data)

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$14,601	$12,960
Restricted cash	1,354	2,244
Accounts receivable, net	1,478	1,226
Prepaid expenses and other current assets	2,769	2,728

Total current assets	20,202	19,158

Property and equipment, net	27,494	28,130
Deferred lease costs	957	0
Other assets	1,181	1,154

Total assets	$49,834	$48,442

Liabilities and stockholders’ equity
Current liabilities:
Short-term loan, related party	$0	$35,000
Accounts payable	2,079	1,895
Accrued expenses and other current liabilities	5,450	5,256

Total current liabilities	7,529	42,151
Long-term loan, related party	17,426	0

Total liabilities	24,955	42,151

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 5,000 shares authorized; $0.01 par value—
Series A, $1,000 per share liquidation value, none issued and outstanding	0	0
Series B, $29 per share liquidation value, 44 shares issued and outstanding	0	0
Series E, $10 per share redemption value, 1,731 shares issued and outstanding	6,855	6,855
Common stock, $0.01 par value, 150,000 shares authorized, 29,931 and 23,160 shares issued and outstanding in 2011 and 2010, respectively	299	232
Additional paid-in capital	145,204	126,545
Accumulated deficit	(127,479)	(127,341)

Total stockholders’ equity	24,879	6,291

Total liabilities and stockholders’ equity	$49,834	$48,442

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31

(In thousands, except for per share data)

	2011	2010
Revenues:
Gaming	$61,388	$57,484
Food, beverage, racing and other	11,634	14,325

Gross revenues	73,022	71,809
Less: Promotional allowances	(2,826)	(3,264)

Net revenues	70,196	68,545

Costs and expenses:
Gaming	44,497	42,766
Food, beverage, racing and other	10,388	11,947
Selling, general and administrative	11,534	10,994
Stock-based compensation	1,215	2,627
Depreciation	1,325	1,228

Total costs and expenses	68,959	69,562

Income (loss) from operations	1,237	(1,017)
Legal settlement	0	(7,118)
Loss on debt extinguishment	0	(3,678)
Amortization of deferred financing costs	0	(358)
Interest expense	(1,225)	(5,422)
Interest income	6	19

Income (loss) before income taxes	18	(17,574)
Income tax provision (benefit)	42	(1)

Net loss	(24)	(17,573)
Undeclared dividends on preferred stock	(1,551)	(1,551)

Net loss applicable to common shares	$(1,575)	$(19,124)

Weighted average common shares outstanding, basic	27,347	23,141

Weighted average common shares outstanding, diluted	27,347	23,141

Loss per common share, basic	$(0.06)	$(0.83)

Loss per common share, diluted	$(0.06)	$(0.83)

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011 AND 2010

(In thousands)

	Preferred Stock*				Common Stock		Additional paid-in capital	Accumulated Deficit	Total Stockholders’ Equity
	Series B		Series E
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2010	44	$0	1,731	$6,855	23,045	$230	$118,093	$(109,630)	$15,548
Declared and paid dividends on preferred stock	0	0	0	0	25	0	138	(138)	0
Common stock issued from exercise of stock options	0	0	0	0	8	0	35	0	35
Common stock issued from exercise of warrants	0	0	0	0	37	1	(1)	0	0
Common stock issued from exercise of Option Matching Rights	0	0	0	0	45	1	35	0	36
Issuance of warrants	0	0	0	0	0	0	5,618	0	5,618
Stock-based compensation	0	0	0	0	0	0	2,627	0	2,627
Net loss	0	0	0	0	0	0	0	(17,573)	(17,573)

Balances, December 31, 2010	44	0	1,731	6,855	23,160	232	126,545	(127,341)	6,291
Declared and paid dividends on preferred stock	0	0	0	0	59	0	114	(114)	0
Common stock issued from exercise of rights offering	0	0	0	0	6,629	66	17,508	0	17,574
Stock issuance costs	0	0	0	0	0	0	(177)	0	(177)
Stock-based compensation	0	0	0	0	83	1	1,214	0	1,215
Net loss	0	0	0	0	0	0	0	(24)	(24)

Balances, December 31, 2011	44	$0	1,731	$6,855	29,931	$299	$145,204	$(127,479)	$24,879

*	Series A preferred stock, none issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31

(In thousands)

	2011	2010
Cash flows from operating activities:
Net loss	$(24)	$(17,573)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,325	1,228
Amortization of deferred financing costs	0	358
Provision for doubtful accounts	9	279
Loss on debt extinguishment	0	3,678
Loss on disposal of property and equipment	22	0
Stock—based compensation	1,215	2,627
Warrants issued in legal settlement	0	5,618
Changes in operating assets and liabilities:
Restricted cash—NY Lottery and Purse Accounts	902	712
Accounts receivable	(261)	255
Prepaid expenses and other current assets	(40)	(133)
Other assets	(27)	188
Accounts payable	184	(506)
Accrued expenses and other current liabilities	(14)	(1,216)

Net cash provided by (used in) operating activities	3,291	(4,485)

Cash flows from investing activities:
Purchase of property and equipment	(711)	(481)
Restricted cash—Racing capital improvement	(12)	(66)
Deferred lease costs	(750)	0

Net cash used in investing activities	(1,473)	(547)

Cash flows from financing activities:
Repayment of senior convertible notes	0	(65,000)
Debt extinguishment costs	0	(2,159)
Proceeds from short-term loan, related party	0	35,000
Proceeds from exercise of stock options	0	35
Proceeds from exercise of Option Matching Rights	0	36
Stock issuance costs	(177)	0

Net cash used in financing activities	(177)	(32,088)

Net increase (decrease) in cash and cash equivalents	1,641	(37,120)
Cash and cash equivalents, beginning of year	12,960	50,080

Cash and cash equivalents, end of year	$14,601	$12,960

Supplemental disclosures of cash flow information:

Interest paid	$1,262	$7,514

Income taxes paid (refunded)	$23	$(1)

Noncash investing and financing activities:

Common stock issued in settlement of preferred stock dividends	$114	$138
Repayment of short-term loan, related party, with proceeds from stock issued in rights offering	$17,574	$0

Deferred lease costs included in accrued expenses	$207	$0

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A. Organization and Nature of Business

The consolidated balance sheets as of December 31, 2011 and 2010, and the consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010 include the accounts of Empire Resorts, Inc. (“Empire”) and subsidiaries (collectively the “Company”).

Liquidity

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

Nature of Business

Through Empire’s wholly-owned subsidiary, Monticello Raceway Management, Inc. (“MRMI”), the Company currently owns and operates Monticello Casino and Raceway, a 45,000 square foot video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs, which includes 20 electronic table game positions (“ETGs”) as an agent for the New York Lottery (“NYL”). VGM activities in the State of New York are overseen by the NYL. VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. The Company also generates racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of its races to offsite pari-mutuel wagering facilities.

On November 4, 2011, each holder of a New York racetrack license with a VGM facility, with the exception of Aqueduct who has a management agreement, received a joint letter (the “Letter”) from the NYL and the New York State Racing and Wagering Board (“RWB”), which notified the license holders that RWB has commenced its review of the holder’s racetrack license renewal application for calendar year 2012. The Letter said that, for the first time since the commencement of VGM operations, the NYL and RWB will be conducting a joint review of applicant license materials. While there has been no change to the laws governing racing or VGM operations, the Letter also indicated that the RWB is considering an open competition process for the re-award of licenses forfeited for failure to meet licensing and operating standards and is also considering whether all track licenses should be subject to an open competition for determining licensure for the 2013 calendar year. Generally, the annual license renewal process requires the RWB to review the financial responsibility, experience, character and general fitness of MRMI and its management. The Company intends to cooperate fully with RWB and NYL during this annual review and vigorously pursue the renewal of MRMI’s racetrack and simulcast licenses. The Company submitted its 2012 license renewal applications and supplemental information to RWB and NYL. RWB has not taken formal action on MRMI’s 2012 license renewal applications. At its meeting on December 21, 2011, the RWB approved MRMI’s race dates for January and February 2012. On February 29, 2012, RWB extended MRMI’s racing dates through April 30, 2012. RWB’s staff expressed concerns over the stock ownership by certain of its stockholders. The Company is fully cooperating with RWB staff regarding this matter.

Future Development

On April 12, 2011, Empire announced it had executed an exclusivity agreement with Entertainment Properties Trust (“EPR”) and MSEG LLC to explore exclusively the joint development of the companies’ respective properties located in Sullivan County, New York. EPR is the sole owner of Concord EPT, comprising 1,500 acres located at the site of the former Concord Resort (the “EPT Property”). The exclusivity agreement also committed the parties to work towards the execution of a master development agreement (the “Master Development Agreement”) to develop the EPT Property.

On December 21, 2011 (the “Effective Date”), the Company entered into an option agreement (the “Option Agreement”) with EPT. Pursuant to the Option Agreement, EPT granted the Company a sole and exclusive option (the “Option”) to lease certain EPT property located in Sullivan County, New York pursuant to the terms of a lease negotiated between the parties. The Option has an initial term of six months from the Effective Date (the “Option Exercise Period”). In addition, subject to the conditions of the Option Agreement, the Option Exercise Period may be extended for one or more six month periods; provided, however, in no event shall the Option Exercise Period extend beyond June 30, 2013.

In connection with the execution of the Option Agreement, the Company paid EPT an option payment in the amount of $750,000 (the “Option Payment”) which was classified as deferred lease costs. Any extension of the Option Exercise Period shall be accompanied by an additional option payment of $750,000. The Option may be exercised only to the extent the Company (or its affiliate) simultaneously exercises other options in connection with the Master Development Agreement. In addition, the Company’s rights and EPT’s obligations pursuant to the Option Agreement are subject to certain existing EPT agreements. Subject to the terms and conditions of the Option Agreement, EPT shall not grant to any third party the right to lease the EPT Property during the Option Exercise Period.

On March 8, 2012, EPT and Empire presented an overview of the master plan for redevelopment of the former EPT Property in Sullivan County, New York to the Town of Thompson Town Board. In addition, on March 8, 2012, EPT and Empire formally submitted the proposed redevelopment plan to the Town of Thompson for an assessment of its environmental impact as prescribed by the State Environmental Quality Review provisions of the New York Environmental Conservation Law.

On May 5, 2011, Concord Associates, L.P. (“Concord”) announced that it has agreed to terms with the Mohegan Tribal Gaming Authority (“MTGA”) to develop a new gaming and racing facility on its 116 acre site adjacent to the EPT Property. On May 6, 2011, Empire issued a press release announcing that neither Concord nor MTGA have valid New York State licenses to operate a harness racetrack or VGMs in Sullivan County, prerequisites to the operation of VGMs at the proposed development. As such, the Company cannot predict the outcome of its efforts to implement its plan to develop jointly with EPR the EPT Property.

Reverse Stock Split

On September 30, 2011, the Company’s board of directors (the “Board”) unanimously voted to adopt and recommended stockholders approve an amendment to Empire’s amended and restated certificate of incorporation affecting a one-for-three reverse stock split of its common stock (the “Reverse Split”). The intention of the Board in effecting the Reverse Split was to increase the stock price sufficiently above the $1.00 minimum bid price requirement that is required for continued listing on the NASDAQ Global Market in order to sustain long term compliance with the NASDAQ listing requirements. On October 28, 2011, the Company was informed that the NASDAQ Hearings Panel granted its request to remain listed on the NASDAQ Global Market subject to its ability to evidence on or before December 31, 2011, a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days. The Reverse Split was approved by the Company’s stockholders at the annual meeting on December 13, 2011 and the Company complied with NASDAQ’s minimum bid requirements on December 28, 2011. On January 3, 2012, the Company announced that it received notice from NASDAQ confirming that the Company regained compliance with NASDAQ’s minimum bid price requirement and that its common stock would continue to be listed on NASDAQ.

The Reverse Split is reflected in share data and earnings per share data contained herein for all periods presented. The par value of the common stock was not affected by the reverse stock split and remains at $0.01 per share. Consequently, on the Company’s consolidated balance sheets and consolidated statements of stockholders’ equity, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to additional paid-in capital.

Note B. Summary of Significant Accounting Policies

Revenue recognition and Promotional allowances

Gaming revenue is the net difference between gaming wagers and payouts for prizes from VGMs, non-subsidized free play and accruals related to the anticipated payout of progressive jackpots. Progressive jackpots contain base jackpots that increase at a progressive rate based on the credits played and are charged to revenue as the amount of the jackpots increase. The Company recognizes gaming revenues before deductions of such related expenses as NYL’s share of VGM revenue and the Monticello Harness Horsemen’s Association (the “Horsemen”) and Agriculture and New York State Horse Breeding Development Fund’s contractually required percentages.

Food, beverage, racing and other revenue, includes food and beverage sales, racing revenue earned from pari-mutuel wagering on live harness racing and simulcast signals to and from other tracks and miscellaneous income. The Company recognizes racing revenues before deductions of such related expenses as purses, stakes and awards. Some elements of the racing revenues from Off-Track Betting Corporations (“OTBs”) are recognized as collected, due to uncertainty of receipt of and timing of payments.

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

The retail value amounts included in promotional allowances for the years ended December 31, 2011 and 2010 are as follows:

	Year ended December 31,
	2011	2010
	(in thousands)
Food and beverage	$1,354	$1,848
Non-subsidized free play	1,033	801
Players club awards	439	598
Bus group sales incentives	0	17

Total retail value of promotional allowances	$2,826	$3,264

The estimated cost of providing complimentary food, beverages and other items for the years ended December 31, 2011 and 2010 are as follows:

	Year ended December 31,
	2011	2010
	(in thousands)
Food and beverage	$1,354	$1,547
Non-subsidized free play	610	467
Players club awards	439	598
Bus group sales incentives	0	8

Total cost of promotional allowances	$2,403	$2,620

Principles of consolidation

The consolidated financial statements include Empire’s accounts and their wholly-owned subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents include cash on account, demand deposits and certificates of deposit with original maturities of three months or less at acquisition. The Company maintains significant cash balances with financial institutions, which are not covered by the Federal Deposit Insurance Corporation. The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash. Approximately $1.0 million of cash is held in reserve in accordance with NYL regulations. The Company granted the NYL a security interest in the segregated cash account used to deposit NYL’s share of net win in accordance with the NYL Rules and Regulations.

Restricted cash

The Company has four types of restricted cash accounts.

Under New York State Racing, Pari-Mutual Wagering and Breeding Law, MRMI is obliged to withhold a certain percentage of certain types of wagers towards the establishment of a pool of money, the use of which is restricted to the funding of approved capital improvements. Periodically during the year, MRMI petitions the Racing and Wagering Board to certify that the noted expenditures are eligible for reimbursement from the capital improvement fund. The balance in this account was approximately $242,000 and $229,000 at December 31, 2011 and 2010, respectively.

Pursuant to its contract with the Monticello Harness Horsemen’s Association (the “Horsemen”) the Company established an account to segregate amounts collected and payable to the Horsemen as defined in that contract. The balance in this account was approximately $300,000 and $1.2 million at December 31, 2011 and 2010, respectively.

In April 2005, the New York law governing VGM operations was modified to provide an increase in the revenues retained by the VGM operator. A portion of that increase was designated as a reimbursement of marketing expenses incurred by the VGM operator. The amount of revenues directed toward this reimbursement is deposited in a bank account under the control of the NYL and the VGM operator. The funds are transferred from this account to the VGM operator upon the approval by NYL officials of the reimbursement requests submitted by the VGM operator. The balance in this account was approximately $413,000 and $368,000 at December 31, 2011 and 2010, respectively.

In connection with the Company’s VGM operations, it agreed to maintain a restricted bank account with a balance of $400,000. The NYL can make withdrawals directly from this account if they have not received their share of net win when due. As of December 31, 2011, there were no withdrawals made from this account.

Accounts receivable

Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2011 and December 31, 2010, the Company recorded an allowance for doubtful accounts of approximately $177,000 and $168,000, respectively.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. The Company provides for depreciation on property and equipment used by applying the straight-line method over the following estimated useful lives:

Assets	Estimated Useful Lives
Vehicles	5-10 years
Furniture, fixtures and equipment	5-10 years
Land improvements	20 years
Building improvements	40 years
Buildings	40 years

Deferred financing costs

Deferred financing costs were amortized on the straight-line method over the term of the related debt.

Deferred lease costs

Deferred lease costs are recorded at cost and amortized using the straight-line method over the term of the lease. As of December 31, 2011, the lease has not been executed and accordingly no amortization expense was recognized during the year then ended.

Impairment of long-lived assets

The Company periodically reviews the carrying value of its long-lived assets in relation to historical results, as well as management’s best estimate of future trends, events and overall business climate. If such reviews indicate an issue as to whether that the carrying value of such assets may not be recoverable, the Company will then estimate the future cash flows generated by such assets (undiscounted and without interest charges). If such future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.

Loss contingencies

There are times when non-recurring events may occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for loss contingencies typically relate to certain legal proceedings, customer and other claims and litigation. As required by generally accepted accounting principles in the United States of America (“GAAP”), the Company determines whether an accrual for a loss contingency is appropriate by assessing whether a loss is deemed probable and can be reasonably estimated. The Company analyzes its legal proceedings and other claims based on available information to assess potential liability. The Company develops its views on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. The Company recognized no loss contingencies for 2011 and 2010.

Earnings (loss) per common share

The Company computes basic earnings (loss) per share by dividing net income (loss) applicable to common shares by the weighted-average common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for the year ended December 31, 2011 and 2010 were the same.

The following table shows the approximate number of common stock equivalents outstanding at December 31, 2011 and 2010 that could potentially dilute basic earnings per share in the future, but were not included in the calculation of diluted loss per share for the years ended December 31, 2011 and 2010, because their inclusion would have been anti-dilutive.

	Outstanding at December 31,
	2011	2010
Options	2,596,000	2,607,000
Warrants	1,083,000	1,083,000
Option Matching Rights	1,809,000	1,860,000
Restricted stock	0	16,000
Shares to be issued upon conversion of long-term loan, related party	6,575,000	0

Total	12,063,000	5,566,000

Fair value

The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by FASB, for its financial assets and liabilities that had not been previously carried at fair value. The Company’s financial instruments are comprised of current assets, current liabilities and a long-term loan. Current assets and current liabilities approximate fair value due to their short-term nature. As of December 31, 2011, the Company’s management was unable to estimate reasonably the fair value of the long-term loan due to the inability to obtain quotes for similar credit facilities.

Advertising

The Company records as current operating expense the costs of general advertising, promotion and marketing programs at the time those costs are incurred. Advertising expense was approximately $1.1 million and $1.4 million for the years ended December 31, 2011 and 2010, respectively.

Stock-based compensation

The cost of all share-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the market price of Empire’s common stock on the date of grant. The fair value of share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of December 31, 2011, there was approximately $759,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s equity compensation plan. That cost is expected to be recognized over a period of two years. This expected cost does not include the impact of any future stock-based compensation awards.

Income taxes

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

Recent accounting pronouncements

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-16, “Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities.” The ASU codifies the consensus reached in Emerging Issues Task Force Issue No. 09-F, “Casino Base Jackpot Liabilities.” This ASU amends the FASB ASC to clarify that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance in the ASU applies to both base and progressive jackpots. The amendments in the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The adoption of ASU No. 2010-16 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not materially affect its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not change the presentation of its consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Topic 350—“Intangibles—Goodwill and Other” (“ASU 2011-08”), which amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for annual and interim goodwill tests performed for years beginning after December 15, 2011. Early adoption is permitted. The Company’s adoption of ASU 2011-08 is not expected to have an impact on its consolidated financial position, results of operations, or cash flows.

In December 2011, the FASB issued ASU No. 2011-12, Topic 220—“Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which indefinitely deferred certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This amendment is effective for both annual and interim financial statements beginning after December 15, 2011. The Company’s adoption of ASU 2011-12 will not have an impact on its consolidated financial position, results of operations, or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Topic 2010—“Balance Sheet” (“ASU 2011-11”), which contains new disclosure requirements regarding the nature of an entity’s rights of set off and related arrangements associated with its financial instruments and derivative instruments. Under U.S. GAAP, certain derivative and repurchase agreement arrangements are granted exceptions from the general off-setting model. To facilitate comparison between financial statements prepared under U.S. GAAP and IFRS, the new disclosure requirement will provide financial statement users information regarding both gross and net exposures. This guidance is effective for annual and interim financial statements beginning on or after January 1, 2013. Retrospective application is required. The Company does not set off related arrangements associated with its financial instruments and derivative instruments. Its adoption of ASU 2011-11 is not expected to have an impact on its consolidated financial position, results of operations, or cash flows.

Note C. Property and Equipment

Property and equipment at December 31 consists of:

	(in thousands)
	2011	2010
Land	$770	$770
Land improvements	1,619	1,551
Buildings	4,583	4,583
Building improvements	24,883	24,824
Vehicles	220	187
Furniture, fixtures and equipment	4,281	3,816

	36,356	35,731
Less—Accumulated depreciation	(8,862)	(7,601)

	$27,494	$28,130

Depreciation expense was approximately $1.3 million and $1.2 million for years ended December 31, 2011 and 2010, respectively.

The VGMs in the Company’s facility are owned by the NYL and, accordingly, its consolidated financial statements include neither the cost nor the depreciation of those devices.

Note D. Deferred Lease Costs

In December 2011, the Company entered into the Option Agreement with EPT. Pursuant to the Option Agreement, EPT granted the Company the option to lease certain EPT property located in Sullivan County, New York pursuant to the terms of a lease negotiated between the parties. In connection with the execution of the Option Agreement, the Company paid EPT the Option Payment ($750,000) which is classified as deferred lease costs. The option may be exercised only to the extent the Company (or its affiliate) simultaneously exercises other options in connection with the Master Development Agreement. In addition, the Company’s rights and EPT’s obligations pursuant to the Option Agreement are subject to certain existing EPT agreements. Subject to the terms and conditions of the Option Agreement, EPT shall not grant to any third party the right to lease the EPT Property during the Option Exercise Period.

In addition to the Option Payment, deferred lease costs included other direct costs incurred by the Company in consummating the Option Agreement and related lease. At December 31, 2011, deferred lease costs totaled approximately $957,000.

Note E. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following at December 31, 2011 and 2010:

	2011	2010
	(in thousands)
Liability for horseracing purses	$726	$1,544
Accrued payroll	949	828
Accrued redeemable points	324	484
Liability to NYL	744	391
Liability for local progressive jackpot	419	447
Accrued professional fees	967	142
Accrued other	1,321	1,420

Total accrued expenses and other current liabilities	$5,450	$5,256

Note F. Senior Convertible Notes

On July 26, 2004, the Company issued $65 million of 5-1/2% Convertible Senior Notes Due 2014 (the “Senior Notes”), with a maturity date of July 31, 2014 and each Holder, as defined under the indenture dated July 26, 2004 (the “Indenture”), had the right to demand that we repurchase the Senior Notes at par plus accrued interest on July 31, 2009. The Senior Notes ranked senior in right of payment to all of our existing and future subordinated indebtedness. The Senior Notes were secured by our tangible and intangible assets and by a pledge of the equity interests of each of our subsidiaries and a mortgage on our property in Monticello, New York. The Senior Notes accrued interest from and after July 31, 2005 at an annual rate of 8%.

Under the terms of the Senior Notes, the Company had an obligation to repurchase any of the Senior Notes at a price equal to 100% of their principal amount on July 31, 2009; to the extent that the Holder, as defined under the Indenture, delivered a properly executed Put Notice, as defined under the Indenture. The Company sought a judicial determination, which it refers to as the “Action,” in the Supreme Court of New York, Sullivan County (the “Sullivan County Court”), against the beneficial owners of the Senior Notes, as well as The Depository Trust Company (“DTC”) and the Bank of New York Mellon Corporation (the “Trustee,” and together with DTC, the “Defendants”) that (1) no Holder, delivered an executed Put Notice to the office of the Trustee within the lawfully mandated time for exercise of a Holder’s put rights under the Indenture prior to the close of business on July 31, 2009, and that (2) the three entities that gave the purported notice of default may not and have not accelerated the Senior Notes or invoked certain other consequences of a default. On April 8, 2010, the Company received the Decision and Order (the “Decision”) from the Sullivan County Court granting the

Defendants’ motion for summary judgment. The Decision provides that the Sullivan County Court has determined that the Defendants properly exercised the option requiring the Company to repurchase the Senior Notes, that the Company is in default under the Senior Notes with respect to its failure to repurchase the Senior Notes on July 31, 2009 and that the company must now repurchase the Senior Notes. On May 11, 2010, the Company filed a notice of appeal with the Third Judicial Department of the Appellate Division of the Supreme Court of the State of New York (the “Appellate Division”) to appeal the Decision.

A failure to have repurchased the Senior Notes when required would have resulted in an “Event of Default” under the Indenture. Due to the “Event of Default,” the accrued interest increased to an annual rate of 9% on the overdue principal as of August 4, 2009, the date of the purported occurrence of the Event of Default, through November 18, 2010, the date the Company paid-off the Senior Notes.

In connection with settlement discussions with the holders of the Senior Notes, the Company redeemed $5 million principal amount of the Senior Notes on July 30, 2010 and an additional $5 million principal amount of the Senior Notes on August 12, 2010. On September 23, 2010, the Company entered into a settlement agreement with beneficial owners of approximately 93.7% of the outstanding principal amount of the Senior Notes and the Trustee, pursuant to which the parties agreed to settle all claims relating to the Action (the “Settlement Agreement”). All accrued and unpaid interest to be paid with respect to the Senior Notes pursuant to the terms of the Settlement Agreement included interest due on overdue principal and interest at the default rate provided in the Senior Notes, assuming that the principal of and interest on the Senior Notes became due and payable in full on August 3, 2009. Upon the consummation of the transactions contemplated by the Settlement Agreement, the parties thereto have agreed to release mutually all claims.

On November 17, 2010, Empire entered into a loan agreement (the “Loan Agreement”) with Kien Huat Realty III Limited (“Kien Huat”), our largest stockholder, to provide, subject to the conditions contained therein to us a short-term bridge loan to a rights offering (the “Bridge Loan”) pursuant to which Empire received aggregate proceeds of $35 million from Kien Huat, which proceeds was used, together with available funds, to repay in full its obligations under the Senior Notes, including outstanding principal and interest then owed on the Senior Notes plus an additional $975,000, as permitted under the Settlement Agreement (see Note G).

We recognized interest expense associated with the Senior Notes of approximately $5.2 million during the year ended December 31, 2010. Included in the interest expense associated with the Senior Notes for the year ended December 31, 2010, was default interest expense of approximately $814,000.

Note G. Long-Term Loan, Related Party

On November 17, 2010, Empire entered into the Loan Agreement with Kien Huat, pursuant to which Kien Huat agreed to make the Bridge Loan to Empire, subject to the terms and conditions set forth in the Loan Agreement and represented by a convertible promissory note (the “Note”), dated November 17, 2010. Proceeds of the Bridge Loan were used to effectuate the repurchase of the Company’s then outstanding Senior Notes in accordance with the terms of the Settlement Agreement between the Company and certain of the beneficial owners of the Senior Notes dated as of September 23, 2010 (see Note F).

The Note provided that the Bridge Loan bears interest at a rate of 5% per annum, payable in cash in arrears monthly, during its initial term. The maturity date of the Bridge Loan was the earlier of the consummation of Empire’s rights offering, as described in Note H, and June 30, 2011 (the “Outside Date”). As of May 20, 2011, the date of the consummation of the rights offering described in Note H, certain conditions including (1) five business days have passed after the date on which the rights issued in the proposed rights offering expire and the offering of Empire’s common stock pursuant thereto is terminated, (2) Empire prepaid the indebtedness in an amount equal to 100% of the aggregate amount of gross proceeds received by it pursuant to the rights offering, (3) the proceeds from the rights offering are insufficient to repay the Bridge Loan in full and Empire has not otherwise prepaid the Bridge Loan in full, and (4) no monetary or other material default as defined in the Loan

Agreement is continuing, were satisfied, the maturity date of the remaining unpaid principal amount of the Bridge Loan was extended for a term of two years at an interest rate of 5% per annum convertible at a price equal to the exercise price of the rights issued in the rights offering (period of such extension is referred to as the “Extension Term”).

Subject to and upon compliance with the provisions of the Loan Agreement, during the Extension Term, Kien Huat has the right to convert all or any portion of the principal sum evidenced by the Note such that the unconverted portion is $1,000 or a multiple of $1.00 in excess thereof into fully paid and non-assessable shares of Empire’s common stock at a conversion rate of initially 377 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $2.65 per share, subject to adjustment in accordance with the Loan Agreement.

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

The Company recognized approximately $1.2 million and $219,000 in interest expense associated with the Bridge Loan during the years ended December 31, 2011 and 2010, respectively.

Note H. Stockholders’ Equity

Authorized Capital

On February 16, 2011, Empire filed an amended and restated certificate of incorporation (the “Amended Charter”) with the Secretary of State of the State of Delaware. The Amended Charter amended Empire’s prior Amended and Restated Certificate of Incorporation, by: (1) increasing Empire’s authorized capital stock from 100 million shares, consisting of 95 million shares of common stock and 5 million shares of preferred stock, to a total of 155 million shares, consisting of 150 million shares of common stock and 5 million shares of preferred stock (the “Authorized Capital Amendment”); and (2) eliminating the classified board provisions and providing for the annual election of all directors (the “Declassification Amendment”). The Authorized Capital Amendment and the Declassification Amendment were each approved by the requisite vote of Empire’s stockholders at a special meeting of stockholders held on February 16, 2011.

Common Stock

On March 28, 2011, Empire commenced its rights offering. All holders of Empire’s common stock were granted the non-transferrable right to purchase 0.18917 shares of Empire’s common stock at a price of $2.65 per share for each share they hold. The expiration date of this rights offering originally set as April 29, 2011, was extended on April 15, 2011, until May 20, 2011.

On May 20, 2011 the rights offering was consummated and Empire’s stockholders validly subscribed for 6,628,925 shares of its common stock, par value $0.01 per share, in the rights offering. The rights were exercised at $2.65 per share, resulting in total gross proceeds of approximately $17.6 million, which were used to repay the Bridge Loan (see Note G). Kien Huat exercised its entire allocation of basic subscription rights in the rights offering and acquired 6,608,794 of Empire’s common shares. As of the date of the rights offering Kien Huat is the beneficial holder of 18,254,246 shares of Empire’s common stock, representing approximately 61.2% of its voting power.

On August 19, 2009, the Company entered into an investment agreement with Kien Huat (the “Investment Agreement”), pursuant to which the Company issued to the Kien Huat 11,502,013 shares of Empire’s common stock for the aggregate proceeds of $55 million in two tranches during the year ended December 31, 2009. Of the $55.0 million invested by Kien Huat, $36.6 million was allocated to common stock and additional paid-in capital and approximately $18.4 million was attributed to the fair value of the Option Matching Rights, as defined below, using the Black-Scholes valuation model. The shares of common stock issued pursuant to the Investment Agreement have not been registered under the Securities Act. As a result of the closing of the second tranche, as of November 12, 2009 (the “Second Tranche”), Kien Huat owned 11,502,013 shares of the Company’s common stock, representing just under 50% of its voting power. As of the closing of the Second Tranche the Company had certain options and warrants outstanding. Under the Investment Agreement, if any of such options or warrants are exercised (or any of the 333,333 options or warrants issued after the closing of the First Tranche to the Company’s officers and directors who held either of such positions as of July 31, 2009), Kien Huat has the right to purchase an equal number of additional shares of common stock as are issued upon such exercise at the exercise price for the applicable option or warrant, which right the Company refers to herein as the “Option Matching Right.”

Under the terms of the Investment Agreement, Kien Huat is entitled to recommend three directors whom the Company is required to cause to be elected or appointed to its Board of Directors (the “Board”), subject to the satisfaction of all legal and governance requirements regarding service as a member of its Board and to the reasonable approval of the Governance Committee of the Board. Kien Huat will continue to be entitled to recommend three directors for so long as it owns at least 24% of the Company’s voting power outstanding at such time, after which the number of directors whom Kien Huat will be entitled to designate for election or appointment to the Board will be reduced proportionally to Kien Huat’s percentage of ownership. Under the Investment Agreement, for so long as Kien Huat is entitled to designate representatives to the Board, among other things, Kien Huat will have the right to nominate one of its director designees to serve as the Chairman of the Board. Until such time as Kien Huat ceases to own capital stock with at least 30% of the Company’s voting power outstanding at such time, the Board will be prohibited under the terms of the Investment Agreement from taking certain actions relating to fundamental transactions involving Empire and its subsidiaries and certain other matters without the affirmative vote of the directors designated by Kien Huat.

During the year ended December 31, 2011, the Company granted approximately 27,000 Option Matching Rights at a weighted average exercise price of $5.20 and an aggregate fair value of $46,000 to Kien Huat, pursuant to the Investment Agreement. During the year ended December 31, 2011, approximately 78,000 Option Matching Rights with a weighted average price of $19.88 expired. As of December 31, 2011, there were approximately 1.8 million Option Matching Rights issued to Kien Huat outstanding at a weighted average exercise price of $8.93.

During the year ended December 31, 2010, the Company granted approximately 75,000 Option Matching Rights at a weighted average exercise price of $3.99 and an aggregate fair value of $229,000 to Kien Huat, pursuant to the Investment Agreement. During the year ended December 31, 2010, Kien Huat exercised approximately 45,000 of its Option Matching Rights with a weighted average price of $0.81 for total proceeds of $36,000 and approximately 650,000 Option Matching Rights with a weighted average price of $6.72 expired. As of December 31, 2010, there were approximately 1.9 million Option Matching Rights issued to Kien Huat outstanding at a weighted average exercise price of $9.45.

The Company’s common stock is transferable only subject to the provisions of section three hundred three of the Racing, Pari-Mutuel Wagering and Breeding Law, so long as it holds directly or indirectly, a license issued by the New York Racing and Wagering Board, and may be subject to compliance with the requirements of other laws pertaining to licenses held directly or indirectly by it. The owners of common stock issued by the Company may be required by regulatory authorities to possess certain qualifications and may be required to dispose of their common stock if the owner does not possess such qualifications.

Preferred Stock and Dividends

The Company’s Series B Preferred Stock has voting rights of 0.8 votes per share and each share is convertible into 0.8 shares of its common stock. It has a liquidation value of $29 per share and is entitled to annual cumulative dividends of $2.90 per share payable quarterly in cash. The Company has the right to pay the dividends on an annual basis by issuing shares of its common stock at the rate of $3.77 per share. The value of common shares issued as payment is based upon the average closing price for the common shares for the 20 trading days preceding January 30 of the year following that for which the dividends are due. At December 31, 2011 and 2010, there were 44,258 shares of Series B Preferred Shares outstanding.

At December 31, 2011, the Company had undeclared dividends on the Series B Preferred Stock of approximately $167,000. On March 13, 2012, the Board authorized issuance of 92,414 shares of Empire’s common stock in payment of the amount due. The value of these shares when issued was approximately $234,000.

On March 14, 2011, the Board authorized the issuance of 59,548 shares of Empire’s common stock as payment of dividends due for the year ended December 31, 2010 on its Series B preferred stock. The approximate value of these shares when issued was $114,000.

On February 23, 2010, the Board authorized issuance of 24,902 shares of Empire’s common stock as payment of the dividends due for the year ended December 31, 2009 on its Series B preferred stock. The approximate value of these shares when issued was approximately $138,000.

The Company’s Series E Preferred Stock is non-convertible and has no fixed date for redemption or liquidation. It has a redemption value of $10 per share plus accrued but unpaid dividends. It is entitled to cumulative dividends at the annual rate of 8% of redemption value and the holders of these shares are entitled to voting rights of 0.25 per share. Dividends on common stock and certain other uses of the Company’s cash are subject to restrictions for the benefit of holders of the Series E Preferred Stock.

At December 31, 2011, the Company had cumulative undeclared dividends on its Series E Preferred Stock of approximately $12.5 million.

Note I. Stock Options and Warrants

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

On November 9, 2010, the Compensation Committee of the Board approved the grant of the following options to the Company’s directors and certain executive officers in consideration of their continued service to the Company: (i) an option granted to each of the Company’s six non-employee directors to purchase 13,333 shares of Empire’s common stock at an exercise price of $2.79 per share, which vest in equal portions annually over a three year period from the grant date or upon the grantee’s involuntary dismissal from the Board, if earlier; (ii) an option granted to the Company’s Chief Executive Officer and Chief Financial Officer to purchase 160,000 shares of Empire’s common stock at an exercise price of $2.79 per share, which vest in equal portions annually over a three year period from the grant date; (iii) an option granted to the Chairman of the Board to purchase 466,667 shares of Empire’s common stock at an exercise price of $2.79 per share, which vest in equal portions annually over a three year period from the grant date; and (iv) an option granted to the Company’s Senior Vice President, Chief Counsel and Chief Compliance Officer (formerly VP of Legal Affairs) to purchase 26,667 shares of Empire’s common stock at an exercise price of $2.79 per share, which vest in equal portions annually over a three year period from the grant date.

On May 11, 2010, as part of a legal settlement with the Company’s former CEO, it paid its former CEO consideration of $1.5 million, inclusive of legal fees, and issued warrants to purchase an aggregate of 1.1 million shares of Empire’s common stock at $6.00 per share, as follows: (i) 83,333 shares with an expiration date of May 10, 2015; (ii) 333,333 shares with an expiration date of May 10, 2015; and (iii) 666,667 shares with an expiration date of May 10, 2020, which may be exercised on a cashless basis and cannot be exercised until the warrants to purchase 416,666 shares described in clauses (i) and (ii) above have been exercised in full. The warrants were recorded as legal settlement expense and valued at approximately $5.6 million.

During 2009, as a condition to the closing of a certain loan agreement with The Park Avenue Bank of New York (“PAB”), the Company issued warrants to purchase an aggregate of 92,593 shares of Empire’s common stock, at an exercise price of $0.03 per share, to PAB and a designee of a participant in the loan. The warrants were to expire on July 26, 2014. The warrants were valued at approximately $564,000, using the Black-Scholes valuation model. In October and November 2009, PAB exercised their portion of the warrants and were granted 55,367 shares of Empire’s common stock. In March 2010, the designee of a participant in the loan exercised its portion of the Warrants and was granted 36,822 shares of Empire’s common stock.

On November 12, 2009, Kien Huat has, with the Company’s consent, assigned its Option Matching Rights to a director with respect to an existing option to purchase 83,333 shares of Empire’s common stock at an exercise price of $3.42 per share. The Option Matching rights expire on April 26, 2014 and were valued at approximately $673,000 using the Black-Scholes valuation model. As of December 31, 2011, all 83,333 Option Matching Rights granted to the director were outstanding.

As of December 31, 2011, the Company has $3.5 million shares reserved for issuance in connection with its Second Amended and Restated 2005 Equity Incentive Plan and there are approximately 795,000 securities remaining available for future issuance under this plan.

Stock-based compensation expense is approximately $1.2 million and $2.6 million for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, there was approximately $759,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Company’s plan. That cost is expected to be recognized over the remaining vesting period of two years. This expected cost does not include the impact of any future stock-based compensation awards.

During the years ended December 31, 2011 and 2010, the Company received approximately $0 and $35,000, respectively, of proceeds from shares of common stock issued as a result of the exercise of stock options. The Company issued approximately 8,333 shares of Empire’s common stock as a result of these exercises during the year ended December 31, 2010.

The following table sets forth the weighted average assumptions used in applying the Black Sholes option pricing model to the option grants in 2011 and 2010.

	2011	2010
Weighted average fair value of options granted	$1.74	$2.25
Expected dividend yield	0%	0%
Expected volatility	108.3%	103.0%
Risk—free interest rate	1.15%	1.4%
Expected life of options	5 years	5 years

The following table reflects stock option activity in 2011 and 2010.

	Approximate number of shares	Range of exercise prices per share	Weighted average exercise price per share	Weighted average contractual life
Options outstanding at January 1, 2010	2,693,000		$9.00	4.8 years
Granted in 2010	826,000	$ 2.79 - $ 6.90	$2.97
Exercised in 2010	(8,000)	$4.20	$7.68
Cancelled in 2010	(904,000)	$ 2.79 - $35.91	$4.20

Options outstanding at December 31, 2010	2,607,000		$7.56	3.6 years

Options exercisable at December 31, 2010	1,697,000		$9.87	2.0 years

Options outstanding at January 1, 2011	2,607,000		$7.56	3.6 years
Granted in 2011	67,000	$ 1.98 - $ 2.97	$2.23
Exercised in 2011	0	$0	0
Cancelled in 2011	(78,000)	$ 4.71 - $42.75	$19.88

Options outstanding at December 31, 2011	2,596,000		$7.05	2.7 years

Options exercisable at December 31, 2011	2,018,000		$8.19	2.3 years

Note J. Income Taxes

Empire and all of its subsidiaries file a consolidated income tax return. At December 31, 2011 and 2010, the estimated deferred income tax assets and liability were comprised of the following:

	2011	2010
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$55,489	$60,173
Stock—based compensation	8,368	7,880
Deferred compensation	163	171
Allowance for doubtful accounts	78	74
Charitable contributions	147	138

	64,245	68,436
Deferred tax liability:
Depreciation	(314)	(3)

Net deferred tax assets	63,931	68,433
Valuation allowance	(63,931)	(68,433)

Deferred tax assets, net	$0	$0

The valuation allowance decreased approximately $4,502 and $3,662 during the years ended December 31, 2011 and 2010, respectively.

The following is a reconciliation of the federal statutory tax rate to the Company’s effective tax rate:

	Year ended December 31,
	2011	2010
Tax provision at federal statutory tax rate	35.0%	35.0%
State income taxes, net	9.0%	9.0%
Permanent items	5.6%	0.2%
Expiration of net operating loss carry forwards	25,050.0%	(53.5)%
Change in valuation allowance	(25,011.1)%	9.3%
Other taxes	233.3%	0.0%
Non-includable (income) expenses	(16.7)%	0.0%

Effective tax rate	305.1%	0.0%

There are limits on the Company’s ability to use its current net operating loss carry forwards, potentially increasing future tax liability. As of December 31, 2011, the Company had net operating loss carry forwards of approximately $126.1 million that expire between 2011 and 2030. The 2004 merger of the Company’s operations with Catskills Development LLC and the investment by Kien Huat in 2009 will limit the amount usable in any year of its net operating losses due to the change in control of the Company within the meaning of the tax laws.

As of December 31, 2011, the Company does not have any uncertain tax positions. As a result, there are no unrecognized tax benefits as of December 31, 2011. If the Company was to incur any interest and penalties in connection with income tax deficiencies, the Company would classify interest in the “interest expense” category and classify penalties in the “non-interest expense” category within the consolidated statements of operations.

The Company files tax returns in the U.S. federal jurisdiction and in various states. All of its federal and state tax filings as of December 31, 2010 have been timely filed. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2007. During the periods open to examination, the Company has net operating loss and tax credit carry forwards that have attributes from closed periods. Since these net operating loss and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

Note K. Concentration

The Company has one debtor, Churchill Downs Incorporated, representing approximately 11% of the total outstanding accounts receivable as of December 31, 2011. The Company has no accounts receivable concentration as of December 31, 2010.

Note L. Employee Benefit Plan

Our eligible employees may participate in a Company-sponsored 401(k) benefit plan (the “Plan”). The Plan covers substantially all employees not eligible for plans resulting from collective bargaining agreements and permits employees to defer up to 15% of their salary up to statutory maximums. During 2009, all matching contributions by the Company were discontinued. Effective May 2011 the Company amended the Plan to reinstate matching contributions for eligible, other than salaried employees, as follows: 100% matching contribution for an employee contribution of up to 3% of compensation, a matching contribution of 3% of compensation for an employee contribution of 3% to 3.99%, a matching contribution of 3.5% of compensation for an employee contribution of 4% to 4.99% and a matching contribution of 4% of compensation for an employee contribution of 5% or more. Eligible, other than salaried employees, shall be 100% vested in the portion of their accounts derived from the Company’s matching contributions. Matching contributions for the years ended December 31, 2011 and 2010 were approximately $43,000 and $0, respectively. As of December 31, 2011, the Plan had 119 participants.

Note M. Commitments and Contingencies

Legal Proceedings

Bryanston Group v. Empire Resorts, Inc.

A complaint has been filed in the Supreme Court of The State of New York, New York County (the “New York County Court”) on or about July 12, 2010 against Empire. The lawsuit arises out of a recapitalization agreement entered into on December 10, 2002 pursuant to which the Company issued Series E preferred stock to Bryanston Group, Inc. and Stanley Tollman, among others. The complaint is brought by Bryanston Group, Inc. and Stanley Tollman alleging that the Company breached the terms of the recapitalization agreement by (i) failing to use the funds from the 2009 investment by Kien Huat to redeem the Series E preferred shares and pay dividends on the shares; and (ii) paying in excess of $1 million per year in operating expenses (including paying the settlement to the Company’s former chief executive officer, Joseph Bernstein) while not redeeming the Series E preferred shares and paying dividends on the shares. The plaintiffs had sought a preliminary injunction to require the Company to put into escrow funds sufficient to pay the purchase price for the redemption of the Series E shares and the dividends. The New York County Court denied plaintiffs’ request. The Company filed a motion to dismiss the complaint. The Court denied the Company’s motion to dismiss the complaint. The Company filed an answer to the complaint and a notice of appeal. While the Company cannot predict the outcome of this litigation, it believes the lawsuit is without merit and will aggressively defend its interests.

Monticello Raceway Management, Inc. v. Concord Associates L.P.

On January 25, 2011, Empire’s subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who is a significant stockholder. The lawsuit seeks amounts that MRMI believes is owed to it under an agreement between Concord, MRMI and the Monticello Harness Horsemen’s Association, Inc. (the “Horsemen’s Agreement”). Pursuant to the Horsemen’s Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord hotel and former Concord resort or July 31, 2011, MRMI was to continue to pay to the Monticello Harness Horsemen’s Association, Inc. 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, MRMI believes Concord owed it approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to MRMI and on March 10, 2011 Concord filed a Motion to Dismiss, claiming that there was no shortfall because the term of the obligation was a two-year period, not annually. MRMI filed reply affirmations and requested that the Judge treat Concord’s motion and the Company’s cross-motion as summary judgment motions. On June 23, 2011, the Court advised the parties that it would treat the Company’s cross-motion as a summary judgment motion. MRMI filed its reply affirmation on August 8, 2011. On November 4, 2011, the Judge denied Concord’s motion to dismiss, and denied MRMI’s summary judgment motion without prejudice to renew after conducting pre-trial discovery. On December 8, 2011, MRMI filed an appeal of the denial of the summary judgment motion and on December 9, 2011, Concord Associates filed a cross-appeal for the portion of the decision that denied Concord’s motion to dismiss. While the MRMI is unable at this time to estimate the likelihood of a favorable outcome in this matter, it intends to prosecute vigorously its claims against Concord.

Concord Associates, L.P. v. Entertainment Properties Trust

On March 7, 2012, Concord and various affiliates filed a complaint against EPR and the Company in the United States District Court for the Southern District of New York. The lawsuit arises out of the Company’s exclusivity agreement and option agreement with EPR to develop the site of the EPT Property located in Sullivan County, New York. The complaint seeks $1.5 billion in damages, unspecified punitive damages and permanent injunctive relief against EPR and Empire’s agreements. The complaint alleges EPR and Empire violated federal antitrust laws by preventing Concord from establishing a competing harness racetrack and VGM facility at the site of the former Concord Hotel in the Town of Thompson, New York, and monopolizing the gaming and racing market in the Catskills region. The complaint further alleges Empire tortiously interfered with EPT’s performance of its contracts and business relations with Concord. Although the Company is continuing to assess its available options in terms of responding to this complaint, the Company believes this lawsuit is without merit and will aggressively defend its interests.

Other Proceedings

The Company is a party from time to time to various other legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on its consolidated financial position, results of operations or cash flows.

Employment Agreements

Future minimum payments applicable to employment contracts with the Company’s chief executive officer (“CEO”) and other executive officers are as follows (Dollars in thousands):

2012	$1,007
2013	100

$1,107

Note N. Subsequent Events

In January 2012, Governor Cuomo proposed an amendment to the New York State Constitution to permit casino gambling regulated by the state of New York. In order to be amended to permit full-scale casino gaming, the New York State Constitution requires the passage of legislation in two consecutive legislative sessions and then passage of the majority of the state’s voters in a statewide referendum.

On January 27, 2012, the Company and its CEO, entered into an amendment to its CEO’s amended and restated employment agreement. Pursuant to the amendment, its CEO shall receive, effective as of January 1, 2012, a housing allowance of $1,500 per month; the Company shall lease or purchase an automobile for its CEO’s sole and exclusive use with an approximate value of $1,500 per month. In addition, the Company shall also pay for certain expenses related to the insurance, maintenance and use of the automobile; and the Company shall purchase a key man life insurance policy to insure its CEO, with death benefits in the amount of $1 million for his estate and $3 million for Empire.

On March 15, 2012, Governor Andrew Cuomo, Assembly Speaker Sheldon Silver and Senate Majority Leader Dean Skelos announced that a constitutional amendment authorizing up to seven non-tribal casinos at locations to be determined by the New York State Legislature (“Legislature”), was approved by the Legislature. A newly elected Legislature would have to pass the amendment again next year before it goes to a general referendum in November 2013.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Joseph A. D’Amato	64	Chief Executive Officer and Director
Emanuel R. Pearlman	51	Chairman of the Board
Au Fook Yew	62	Director
Nancy A. Palumbo	51	Director
Gregg Polle	51	Director
James Simon	65	Director
Charles Degliomini	53	Executive Vice President
Clifford A. Ehrlich	52	President and General Manager of MRMI
Nanette L. Horner	47	Senior Vice President, Chief Counsel and Chief Compliance Officer
Laurette J. Pitts	43	Senior Vice President, Chief Financial Officer

The terms of all of our current directors will expire at the 2012 annual meeting of stockholders, and all directors will be up for election for one-year terms at the 2012 Annual Meeting of Stockholders and at every subsequent Annual Meeting of Stockholders. Any director chosen as a result of a newly created directorship or to fill a vacancy on the Board after the declassification amendment would hold office for a term expiring at the next Annual Meeting of Stockholders. This does not change the present number of directors or the Board’s authority to change that number and to fill any vacancies or newly created directorships.

The business experience of each or our directors and executive officers is as follows:

Joseph A. D’Amato has served as our Chief Executive Officer since January 2010 and as our Chief Financial Officer from September 2009 to December 2010. Mr. D’Amato has served as a director since September 2010. Prior to his employment with the Company, Mr. D’Amato most recently served as Chief Executive Officer of Mount Airy Casino Resort in Pennsylvania from 2007 to 2009 and as Chief Operating Officer of the Seneca Gaming Corporation in Western New York from 2005 to 2007, and as its Chief Financial Officer from 2002 to 2005. During his earlier career in the gaming industry, Mr. D’Amato served in various executive capacities with Resorts International, Trump Entertainment, Bally’s Park Place and Golden Nugget organizations. Mr. D’Amato has participated in raising over $2 billion in the public and bank finance markets, and has extensive experience with Sarbanes Oxley and the filing requirements and regulations of the Securities and Exchange Commission (the “SEC”). He has been a CPA in New Jersey and Pennsylvania and received an MS in Taxation from Widener University in 1985, an MBA (Finance) from LaSalle University in 1978, and a BS in Business Administration from LaSalle University in 1970.

Emanuel R. Pearlman has served as a director since May 2010 and as the Chairman of the Board since September 2010. Mr. Pearlman currently serves as Chairman and CEO of Liberation Investment Group, LLC, a New York based investment management and financial consulting firm, a position he has held since January 2003. From December 2009 to the present Mr. Pearlman has served on the board of Fontainebleau Miami JV, LLC as Chairman of the audit and compensation committee. Since January 2012 he has served on the board of Network-1 Security Solutions, Inc. (NSSI:BB) and on the board of Dune Energy, Inc. (DUNR:BB) where he is Chairman of the nominating & governance committee. From October 2006 to March 2010, Mr. Pearlman served on the board of Multimedia Games, Inc. (MGAM:NASDAQ).

Au Fook Yew has served as a director of the Company since August 2009. Mr. Au is a director and advisor to a number of companies in Asia, Europe and United States which are involved in resorts, casinos, cruises, marine engineering and investment holding. In addition, Mr. Au is and has been a director of a number of affiliates of Kien Huat, our largest stockholder, for about the past 30 years. After stepping down in 2000 from all companies affiliated with Kien Huat, Mr. Au recently rejoined in May 2009 the Board of Star Cruises Ltd, a Hong Kong publicly listed affiliate of Kien Huat as an independent director. Mr. Au received an MBA from the Harvard Business School in 1974 and a B.Sc. (Hons.) in Chemical Engineering from the University of Birmingham, UK, in 1972.

Nancy A. Palumbo was elected to serve as director since June 2009. She is currently an independent consultant for strategic marketing, communications and business development. Since May 2011, Ms. Palumbo has also served as a principle in CRAMN LLC, a global business development company. From March 2009 to December 2010, she served as the President of the Green Planet Group, a company which advised on solar and renewable energy solutions. Prior to joining Green Planet Group, from May 2007 to March 2009, Ms. Palumbo was the General Manager for Walker Digital Lottery. From October 2006 to May 2007, Ms. Palumbo served as Senior Vice President for Strategic Marketing and Corporate Communications for the NY Daily News. From January 2004 to October 2006, Ms. Palumbo served as the Director of the NY Lottery, where she managed a $6 billion a year business and oversaw the opening of six video gaming facilities. Her 25 years of government service also included serving as the Executive Deputy Commissioner for the Office of Parks Recreation and Historic Preservation for the State of New York, where she was instrumental in developing public-private partnerships to generate additional revenue to expand park services. Ms. Palumbo is a graduate of St. Bonaventure University.

Gregg Polle was elected to serve as a director in December 2010. Mr. Polle is a Managing Director for Moelis & Company, an investment bank that provides financial advisory services and capital raising solutions to clients in connection with mergers and acquisitions, restructurings and other strategic matters. He has also served as an investment banker with Citigroup Inc. (“Citigroup”) and its predecessors Salomon Brothers and Salomon Smith Barney from 1983 until November 2008. Mr. Polle most recently served as head of the global industrial group at Citigroup and previously was the co-head of Citigroup’s global mergers and acquisitions group. Mr. Polle was a private investor from November 2008 through July 2011. Mr. Polle received a B.S. in Economics from the Wharton School of the University of Pennsylvania.

James Simon has served as a director of the Company since August 2007. He has served as President and Chief Executive Officer of Strategic Marketing Consultants, Inc., a management and marketing consulting firm since he co-founded it in 1994. The firm’s client list includes major telecommunications and financial services companies in the United States as well as some of the best known not-for-profit organizations. Mr. Simon is a former executive of the Direct Response Group, Capital Holding Corp., a financial services conglomerate and American Airlines, where he held senior marketing management positions. Prior to joining American Airlines, Mr. Simon spent 20 years as an officer in the U.S. Army. During his last six years in the U.S. Army, he was one of the architects of the marketing strategy used by the Army during its transition from a draft environment to an all-recruit force. Mr. Simon has a B.G.S. undergraduate degree from the University of Nebraska and an M.S. graduate degree from the University of Kansas.

Clifford A. Ehrlich has been an employee of the Company since 1995. In April 2009, he was promoted to President and General Manager of MRMI. Prior to his promotion, he most recently served as Executive Vice President and General Manager of MRMI since February 2008. From 1994 through February 2008, he served as Senior Vice President of our subsidiary, MRMI. From 1981 to 1994, Mr. Ehrlich served as Vice President and an owner of the Pines Resort Hotel & Conference Center in the Catskills. Mr. Ehrlich has also held the position of executive committee member of the Sullivan County Tourism Advisory Board and served as President of the Catskill Resort Association. Mr. Ehrlich received a bachelor’s degree in business administration with an emphasis in management and marketing from the University of Colorado Business School in 1981.

Charles Degliomini has been an employee or consultant of the Company since 2004. In February 2008, he was promoted to Executive Vice President of Governmental Relations and Corporate Communications. Previously, he was Senior Vice President of Sales and Marketing of eLottery, Inc., the first firm to advance the technology to facilitate the sales and marketing of governmental lottery tickets on the Internet. Before taking the position at eLottery, Mr. Degliomini was President and founder of Atlantic Communications, a New York-based corporate and government affairs management company. Mr. Degliomini served in the General Services Administration (GSA) as Chief of Staff to the Regional Administrator from 1985 to 1998, and was the New York State Communications Director for Reagan-Bush in 1984. Mr. Degliomini has a B.A. in political science from Queens College and is an M.A. candidate at the New York University School of Public Administration.

Nanette L. Horner was appointed to serve as the Company’s Chief Compliance Officer on August 25, 2010 and has served as the Company’s Corporate Vice President of Legal Affairs since July 1, 2010. In August 2011, Ms. Horner was promoted to Senior Vice President, Chief Counsel and Chief Compliance Officer. Ms. Horner has been involved in the gaming industry, as an attorney, since 1996. Prior to her employment with the Company, Ms. Horner worked in the Office of Chief Counsel assigned to the Bureau of Licensing of the Pennsylvania Gaming Control Board since July 2005. In September 2006, Ms. Horner was named the Board’s first Director of the Office of Compulsive and Problem Gambling. She is a member of the Standards, Policies and Regulations Interest Group for the National Council on Problem Gambling, and American Mensa. Ms. Horner is on the advisory board to the National Center for Responsible Gaming’s Annual Conference on Gambling and Addiction. In 2008, Ms. Horner was elected to the Board of the International Masters of Gaming Law (“IMGL”) as a representative of the Regulators Affiliate Member classification and is a member of IMGL’s Responsible Gaming Committee.

Laurette J. Pitts has served as the Chief Financial Officer of the Company since December 2010. In August 2011, Ms. Pitts was promoted to Senior Vice President and Chief Financial Officer. Ms. Pitts has served in various capacities in the gaming industry since 1992. Prior to her employment with the Company, Ms. Pitts most recently served from December 2008 until December 2010 as Regional Vice President of Finance and Administration for American Racing and Entertainment, LLC, a private company that owns and operates horseracing, resort, and gaming facilities, including Tioga Downs and Vernon Downs. She previously served as Chief Financial Officer for Mohegan Sun at Pocono Downs, a gaming and entertainment facility owned by the Mohegan Tribe of Indians of Connecticut, from April 2005 until November 2008.

Director Independence

The Board evaluates the independence of each nominee for election as a director of our Company in accordance with the NASDAQ listing rules (the “NASDAQ Listing Rules”) of the NASDAQ Stock Market LLC (“NASDAQ”). Pursuant to these rules, a majority of our Board must be “independent directors” within the meaning of the NASDAQ Listing Rules, and all directors who sit on our Corporate Governance and Nominations Committee, Audit Committee and Compensation Committee must also be independent directors.

The NASDAQ definition of “independence” includes a series of objective tests, such as the director or director nominee is not, and was not during the last three years, an employee of the Company and has not received certain payments from, or engaged in various types of business dealings with, the Company. In addition, as further required by the NASDAQ Listing Rules, the Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with such individual’s exercise of independent judgment in carrying out his or her responsibilities as a director. In making these determinations, the Board reviewed and discussed information provided by the directors with regard to each director’s business and personal activities as they may relate to Company and its management.

As a result, the Board has affirmatively determined that none of our directors has a material relationship with the Company other than (a) Au Fook Yew, who the Board determined is not independent by virtue of compensation paid to him pursuant to a consulting agreement, dated as of August 19, 2009, which was terminated by Mr. Au on June 21, 2010; and (b) Joseph D’Amato, who serves as our Chief Executive Officer. The Board has also affirmatively determined that all members of our Audit Committee, Compensation Committee and Corporate Governance and Nominations Committee are independent directors.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act and NASDAQ Listing Rules. Our Board has determined that Mr. Polle qualifies as an audit committee financial expert as defined by Securities and Exchange Commission rules, based on his education, experience and background. Please see Mr. Polle’s biographical information above for a description of his relevant experience.

Code of Conduct and Business Ethics

We adopted a Code of Business Conduct and Ethics, applicable to all employees, and a Code of Ethics for the Principal Executive Officer and Senior Financial Officer(s), each of which is available on our internet Web site (www.empireresorts.com) and will be provided in print without charge to any stockholder who submits a request in writing to Empire Resorts, Inc. Investor Relations, c/o Monticello Casino and Raceway, Route 17B, P.O. Box 5013, Monticello, New York 12701. Any amendment to and waivers from the Code of Ethics with respect to the Company’s Chief Executive Officer or Chief Financial Officer will be posted on the Company’s Web site.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2011 there were no delinquent filers.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth all information concerning the compensation earned, for the fiscal year ended December 31, 2011, for services rendered to us by persons who served as our CEO during 2011, each of our two other most highly compensated executive officers who were serving as executive officers at the end of 2011, whom we refer to herein collectively as our “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compen- sation ($)	Total ($)
Joseph A. D’Amato (2)	2011	350,000	90,000	0	0	0	440,000
Chief Executive Officer/former Chief Financial Officer	2010	360,000	0	0	336,000	0	696,000

Clifford A. Ehrlich (3)	2011	246,750	20,000	0	0	0	266,750
President and Gen. Mgr.—MRMI	2010	234,179	0	0	0	0	234,179

Charles Degliomini (4)	2011	246,750	50,000	0	0	0	296,750
Executive Vice President	2010	242,837	0	0	0	0	242,837

(1)

The amounts in this column reflect the total grant date fair value computed in accordance with Accounting Standards Codification (“ASC”) Topic 718 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 123(R)) for restricted stock and options to purchase shares of the Company’s common stock granted under our 2005 Equity Incentive Plan in connection with the hiring and continued employment of the Named Executive Officers. The amounts in the table also assume the highest level of performance for the options and restricted stock that are subject to performance vesting conditions. For a full discussion of the assumptions and methodology employed in determining the grant date fair value attributable to stock options and restricted stock granted during 2011 and 2010, please refer to Notes B and I to our consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
(2)	On September 14, 2009, Mr. D’Amato entered into an employment agreement with the Company to serve as the Company’s CFO, which was superseded by an amended and restated employment agreement, dated as of December 24, 2009, pursuant to which Mr. D’Amato agreed to serve as CEO and CFO of the Company, effective January 1, 2010. On January 27, 2012, the Company and Mr. D’Amato, entered into an amendment to Mr. D’Amato’s amended and restated employment agreement.
(3)	On June 29, 2009, Mr. Ehrlich entered into an employment agreement with the Company pursuant to which he agreed to continue to serve as the President and General Manager of MRMI. There was no written employment agreement between the Company and Mr. Ehrlich prior to the effective date of his June 29, 2009 contract.
(4)	On June 29, 2009, Mr. Degliomini entered into an employment agreement with the Company pursuant to which he agreed to continue to serve as the Company’s Executive Vice President. There was no written employment agreement between the Company and Mr. Degliomini prior to the effective date of his June 29, 2009 contract and all compensation prior to such date represents payments made to Mr. Degliomini pursuant to a consulting agreement.

Narrative Disclosure to Summary Compensation Table

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

Elements of Our Executive Compensation Structure

Our compensation structure consists of two tiers of remuneration. The first tier consists of base pay, and retirement, health, and welfare benefits. The second tier consists of both short and long term incentive compensation.

Base Pay

Base compensation for each of our Named Executive Officers has been established pursuant to their respective employment agreement with the Company. Base pay and benefits are designed to be sufficiently competitive to attract and retain world class executives. In the past, the Compensation Committee of our Board (the “Compensation Committee”) has retained the discretion to review executive officers’ base pay, and to make increases based on executive performance and market norms. The Compensation Committee has also recommended increases when executives have been promoted, or their responsibilities have otherwise been expanded.

Short Term Incentive Compensation

Our short term incentive plan provides for cash bonuses to be paid to executives based on individual and corporate performance. Except for the bonus paid to the President and General Manager of MRMI, no bonuses were paid to our Named Executive Officers with respect to the 2011 or 2010 fiscal years. The remaining Named Executive Officers were paid their bonuses in February 2012. Commencing in 2008, the Compensation Committee began to implement preset goals and amounts of short term incentive compensation that will be paid for achieving those goals. Efforts to establish such goals and incentives are continuing and these goals will be set as early as possible in the fiscal year for which any bonus is to be paid.

Long Term Incentive Compensation

To date, the Compensation Committee has awarded stock options and restricted shares of common stock under our 2005 Equity Incentive Plan, which provides for awards of stock options, restricted stock, and other equity based incentives. The Compensation Committee may consider using other equity based incentives in the future. Options granted by the Compensation Committee are designed to reward executives for the achievement of longer term objectives which result in an increase in stockholder value. The Compensation Committee retains its right to make future grants of options, restricted stock, or other equity compensation based on Company and individual performance without predetermined performance goals or metrics.

Cash Bonus Pool for Senior Executives

In August, 2011, the Company adopted a cash bonus plan for the senior executives of the Company. Pursuant to the bonus plan, up to $300,000 shall be set aside annually for possible award to Mr. D’Amato, Ms. Pitts, Ms. Horner and Mr. Degliomini. Bonuses may be awarded to each of the named senior executives in amounts determined by the Compensation Committee of the Board of Directors and based upon the recommendation of Mr. D’Amato for the other named senior executives. Bonuses totaling up to the $300,000 aggregate maximum under this plan may be awarded in the event MRMI’s earnings before interest, tax, depreciation and amortization (“EBITDA”) for the fiscal year meets or exceeds 80% of the target EBITDA that is established by the Compensation Committee at the beginning of each fiscal year. The aggregate maximum amount available for award pursuant to the bonus plan may be reduced in proportion to the amount by which MRMI’s EBITDA for the fiscal year misses the target EBITDA. The amount of individual bonuses awarded pursuant to the bonus plan will be based 50% upon whether MRMI met or exceeded its EBITDA target and 50% based upon individual performance in the fiscal year, which shall be evaluated by the Compensation Committee. Awards shall be made pursuant to the bonus plan in January of the succeeding fiscal year.

Employment Agreements

On December 24, 2009, the Board appointed Joseph A. D’Amato, the Company’s then current CFO, to replace Mr. Bernstein as CEO of the Company effective January 1, 2010. In connection with Mr. D’Amato’s appointment as CEO, the Company entered into an Amended and Restated Employment Agreement with Mr. D’Amato, effective January 1, 2010. Mr. D’Amato’s employment agreement provides for a term ending on January 1, 2013, unless Mr. D’Amato’s employment is earlier terminated by either party in accordance with the provisions thereof. Mr. D’Amato is to receive a base salary at the rate of $350,000 per year for the term of the agreement and will be entitled to participate in any annual bonus plan maintained by the Company for its senior executives on such terms and conditions as may be determined from time to time by the Compensation Committee. Mr. D’Amato was also entitled under the agreement to receive a payment of $10,000 for relocation expenses. In the event that the Company terminates Mr. D’Amato’s employment with Cause (as defined in the agreement) or Mr. D’Amato resigns without Good Reason (as defined in the agreement), the Company’s obligations are limited generally to paying Mr. D’Amato his base salary through the termination date. In the event that the Company terminates Mr. D’Amato’s employment without Cause or Mr. D’Amato resigns with Good Reason, the Company is generally obligated to continue to pay Mr. D’Amato’s compensation for the lesser of (i) 18 months or (ii) the remainder of the term of the agreement. In the event that the Company terminates

Mr. D’Amato’s employment without Cause or Mr. D’Amato resigns with Good Reason on or following a Change of Control (as defined in the agreement), the Company is generally obligated to continue to pay Mr. D’Amato’s compensation for the greater of (i) 24 months or (ii) the remainder of the term of the agreement. In each case, the vesting of the options granted to Mr. D’Amato pursuant to his prior employment agreement with the Company would be accelerated, which options would remain exercisable through the remainder of its original 5 year term. On January 27, 2012, the Company and Mr. D’Amato, entered into an amendment to Mr. D’Amato’s amended and restated employment agreement. Pursuant to the amendment, Mr. D’Amato shall receive, effective as of January 1, 2012, a housing allowance of $1,500 per month; the Company shall lease or purchase an automobile for Mr. D’Amato’s sole and exclusive use with an approximate value of $1,500 per month. In addition, the Company shall also pay for certain expenses related to the insurance, maintenance and use of the automobile; and the Company shall purchase a key man life insurance policy to insure Mr. D’Amato, with death benefits in the amount of $1 million for Mr. D’Amato’s estate and $3 million for us.

On June 29, 2009, the Company entered into an employment agreement with Clifford Ehrlich, to continue to serve as the President and General Manager of MRMI, the Company’s operating subsidiary. Mr. Ehrlich’s agreement provides for a term ending on June 29, 2012 unless Mr. Ehrlich’s employment is terminated by either party in accordance with the provisions thereof. Mr. Ehrlich is to receive a base salary at the annual rate of $225,000 for the first year of the term of the agreement, $243,500 for the second year of the term of the agreement and $250,000 for the third year of the term of the agreement and such incentive compensation and bonuses, if any, (i) as the Compensation Committee in its discretion may determine, and (ii) to which Mr. Ehrlich may become entitled pursuant to the terms of any incentive compensation or bonus program, plan or agreement from time to time in effect in which he is a participant. The first year salary represented a pay reduction of 10% from the previously agreed upon salary for Mr. Ehrlich, consistent with the salary reduction imposed upon all employees. As an additional incentive for entering into the agreement, Mr. Ehrlich received an option to purchase 100,000 shares of the Company’s common stock on April 23, 2009 pursuant to the Company’s 2005 Equity Incentive Plan. In the event that the Company terminates Mr. Ehrlich’s employment with Cause (as defined in the agreement) or Mr. Ehrlich resigns without Good Reason (as defined in the agreement), the Company’s obligations are limited generally to paying Mr. Ehrlich his base salary through the termination date. In the event that the Company terminates Mr. Ehrlich’s employment without Cause or Mr. Ehrlich resigns with Good Reason, the Company is generally obligated to continue to pay Mr. Ehrlich’s compensation for the lesser of (i) 18 months or (ii) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original 5 year term. In the event that the Company terminates Mr. Ehrlich’s employment without Cause or Mr. Ehrlich resigns with Good Reason on or following a Change of Control (as defined in the agreement), the Company is generally obligated to continue to pay Mr. Ehrlich’s compensation for the greater of (i) 24 months or (ii) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original 5 year term.

On June 29, 2009, the Company entered into an employment agreement with Charles Degliomini, to continue to serve as the Company’s Executive Vice President. Mr. Degliomini employment agreement provides for a term ending on June 29, 2012 unless Mr. Degliomini’s employment is terminated by either party in accordance with the provisions thereof. Mr. Degliomini is to receive a base salary at the annual rate of $225,000 for the first year of the term of the agreement, $243,500 for the second year of the term of the agreement and $250,000 for the third year of the term of the agreement and such incentive compensation and bonuses, if any, (i) as the Compensation Committee in its discretion may determine, and (ii) to which Mr. Degliomini may become entitled pursuant to the terms of any incentive compensation or bonus program, plan or agreement from time to time in effect in which he is a participant. The first year salary represented a pay reduction of 10% from the previously agreed upon salary for Mr. Degliomini, consistent with the salary reduction imposed upon all employees. As an additional incentive for entering into the agreement, Mr. Degliomini received an option to purchase 100,000 shares of the Company’s common stock on April 23, 2009 pursuant to the Company’s 2005 Equity Incentive Plan. In the event that the Company terminates Mr. Degliomini’s employment with Cause (as defined in the agreement) or Mr. Degliomini resigns without Good Reason (as defined in the agreement), the

Company’s obligations are limited generally to paying Mr. Degliomini his base salary through the termination date. In the event that the Company terminates Mr. Degliomini’s employment without Cause or Mr. Degliomini resigns with Good Reason, the Company is generally obligated to continue to pay Mr. Degliomini’s compensation for the lesser of (i) 18 months or (ii) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original 5 year term. In the event that the Company terminates Mr. Degliomini’s employment without Cause or Mr. Degliomini resigns with Good Reason on or following a Change of Control (as defined in the agreement), the Company is generally obligated to continue to pay Mr. Degliomini’s compensation for the greater of (i) 24 months or (ii) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original 5 year term.

On July 1, 2010, the Company entered into an employment agreement with Nanette L. Horner to serve as Vice President of Legal Affairs. The employment agreement provides for a term ending on July 1, 2012 unless Ms. Horner’s employment is terminated earlier by either party in accordance with the provisions thereof. Ms. Horner’s base salary is at the annual rate of $175,000 and such incentive compensation and bonuses, if any, as the Compensation Committee of the Board of Directors of the Company in its discretion may determine under any annual bonus plan maintained by the Company for its senior executives. As an additional incentive for entering into the employment agreement, Ms. Horner received an option to purchase 6,667 shares of the Company’s common stock pursuant to the Company’s 2005 Equity Incentive Plan. Ms. Horner is also entitled to receive reimbursement from the Company of up to $5,000 for relocation expenses. The employment agreement was amended effective on August 11, 2011 to change Ms. Horner’s title from Vice President of Legal Affairs to Senior Vice President, Chief Counsel and Chief Compliance Officer; to extend the term of the employment agreement for an additional year to terminate on July 1, 2013; and to increase Ms. Horner’s base salary from $175,000 to $200,000. In the event that the Company terminates Ms. Horner’s employment with Cause (as defined in the agreement) or Ms. Horner resigns without Good Reason (as defined in the agreement), the Company’s obligations are limited generally to paying Ms. Horner her base salary, reimbursing and outstanding expenses and benefits under applicable benefits plans through the termination date (the “Accrued Compensation”). In the event that the Company terminates Ms. Horner’s employment without Cause or Ms. Horner resigns with Good Reason, in addition to the Accrued Compensation, the Company is generally obligated to pay a pro-rata portion of any bonus awarded pursuant to any annual bonus plan maintained for senior executives, continue to pay Ms. Horner’s base salary for the lesser of (i) 18 months or (ii) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original 5 year term. In the event that the Company terminates Ms. Horner’s employment without Cause or Ms. Horner resigns with Good Reason on or following a Change of Control (as defined in the agreement), in addition to the Accrued Compensation, the Company is generally obligated to continue to pay Ms. Horner’s base salary for the greater of (i) 24 months or (ii) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original 5 year term. In the event the Company terminates Ms. Horner’s employment by reason of Disability (as defined in the agreement), in addition to the Accrued Compensation, the Company is generally obligated to pay Ms. Horner any accrued benefits under the Company’s regular and any supplemental long-term disability plan and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original 5 year term. In the event Ms. Horner’s employment is terminated by reason of death, in addition to the Accrued Compensation, the Company is obligated to accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original 5 year term.

On December 13, 2010, the Company entered into an employment agreement with Laurette Pitts to serve as Chief Financial Officer. The employment agreement provides for a term ending on December 13, 2012 unless Ms. Pitts’ employment is terminated earlier by either party in accordance with the provisions thereof. Ms. Pitts is to receive a base salary at the annual rate of $215,000 per year and such incentive compensation and bonuses, if any, as the Compensation Committee of the Board of Directors of the Company in its discretion may determine under any annual bonus plan maintained by the Company for its senior executives. As an additional incentive for entering into the employment agreement, Ms. Pitts received an option to purchase 50,000 shares of the Company’s common stock pursuant to the Company’s 2005 Equity Incentive Plan. Ms. Pitts is also entitled under the employment agreement to receive reimbursement from the Company of up to $15,000 in relocation fees. On August 11, 2011, Empire changed Ms. Laurette J. Pitts’s title from Chief Financial Officer to Senior Vice President, Chief Financial Officer. In the event that the Company terminates Ms. Pitts’s employment with Cause (as defined in the agreement) or Ms. Pitts resigns without Good Reason (as defined in the agreement), the Company’s obligations are limited generally to paying Ms. Pitts her base salary, reimbursing and outstanding expenses and benefits under applicable benefits plans through the termination date (the “Accrued Compensation”). In the event that the Company terminates Ms. Pitts’s employment without Cause or Ms. Pitts resigns with Good Reason, in addition to the Accrued Compensation, the Company is generally obligated to pay a pro-rata portion of any bonus awarded pursuant to any annual bonus plan maintained for senior executives, continue to pay Ms. Pitts’s base salary for the lesser of (i) 18 months or (ii) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original 5 year term. In the event that the Company terminates Ms. Pitts’s employment without Cause or Ms. Pits resigns with Good Reason on or following a Change of Control (as defined in the agreement), in addition to the Accrued Compensation, the Company is generally obligated to continue to pay Ms. Pitts’s base salary for the greater of (i) 24 months or (ii) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original 5 year term. In the event the Company terminates Ms. Pitts’s employment by reason of Disability (as defined in the agreement), in addition to the Accrued Compensation, the Company is generally obligated to pay Ms. Pitts any accrued benefits under the Company’s regular and any supplemental long-term disability plan and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original 5 year term. In the event Ms. Pitts’s employment is terminated by reason of death, in addition to the Accrued Compensation, the Company is obligated to accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original 5 year term.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards of each of the Named Executive Officers as of December 31, 2011:

	Option Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Option Exercise Price ($)	Option Expiration Date
Joseph A. D’Amato	66,667	33,333	7.83	8/31/14	(1)
	53,333	106,667	2.79	11/08/15	(2)

Clifford A. Ehrlich	8,333	0	20.25	12/15/15	(3)
	10,000	0	16.59	8/09/16	(4)
	96,667	0	3.33	4/22/14	(5)

Charles Degliomini	16,667	0	20.25	12/15/15	(3)
	25,000	0	22.20	5/23/17	(6)
	100,000	0	3.33	4/22/14	(7)

Unless otherwise noted, option grants have a term of ten years. The Reverse Split is reflected in option awards data contained herein for all periods presented.

(1)	Grant date 9/1/09; vesting 33.3% on September 14, 2010, 33.3% on September 14, 2011, and 33.4% on September 14, 2012—five year term.
(2)	Grant date 11/9/10; vesting 33.3% one year after grant date, 33.3% two years after grant date, and 33.4% three years after grant date—five year term.
(3)	Grant date 12/16/05; vested 33.3% one year after grant, 33.3% two years after grant and 33.4% three years after grant.
(4)	Grant date 8/10/06; vested 33.3% one year after grant; 33.3% two years after grant and 33.4% three years after grant.
(5)	Total options granted 4/23/09—100,000; vesting 33.3% on grant date, 33.3% one year after grant date and 33.4% two years after grant date—five year term. Options for 3,333 shares exercised on August 28, 2009.
(6)	Grant date 5/24/07; vesting 33.3% one year after grant; 33.3% two years after grant and 33.4% three years after grant.
(7)	Grant date 4/23/09; vesting 33.3% on grant date, 33.3% one year after grant date and 33.4% two years after grant date—five year term.

Director Compensation

Directors who are also our officers are not separately compensated for their service as directors. Our non-employee directors received the following aggregate amounts of compensation for 2011.

Name	Fees earned or paid in cash ($)	Restricted stock awards ($)		Option awards ($) (1)		Total ($)
Emanuel R. Pearlman	257,340	9,900	(2)	7,600	(4)	310,240
		19,800	(3)	15,600	(5)

Au Fook Yew	50,000	9,900	(2)	7,600	(4)	102,900
		19,800	(3)	15,600	(5)

Nancy Palumbo	120,000	9,900	(2)	7,600	(4)	172,900
		19,800	(3)	15,600	(5)

Gregg Polle	90,840	9,900	(2)	7,600	(4)	143,740
		19,800	(3)	15,600	(5)

James Simon	130,000	9,900	(2)	7,600	(4)	182,900
		19,800	(3)	15,600	(5)

(1)	These amounts reflect the aggregate grant date fair value of options granted in the year ended December 31, 2011 under our 2005 Equity Incentive Plan computed in accordance with ASC Topic 718 (formerly SFAS No. 123(R)). Please see Notes B and I to our consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for more information.
(2)	Grant date 1/3/11; restricted stock—3,334 shares.
(3)	Grant date 12/14/11; restricted stock—10,000 shares.
(4)	Grant date 1/3/11; securities underlying options—3,333 with 5 year term.
(5)	Grant date 12/14/11; securities underlying options—10,000 with 5 year term.

Cash Compensation

Each non-employee member of the Board receives annual cash compensation for non-employee directors of $50,000. The chairperson of, (i) the Audit Committee receives annual compensation of $40,000, (ii) the Compensation Committee receives annual compensation of $15,000, (iii) the Corporate Governance and Nominations Committee receives annual compensation of $15,000; and (iv) the Regulatory Compliance Committee receives annual compensation of $15,000. Annual compensation for each member of the Audit Committee, Compensation Committee, Corporate Governance and Nominations Committee and Regulatory

Compliance Committee is $10,000 per committee, including for the chairperson of such committee. Annual compensation for the Chairman of the Board was $160,000. Annual compensation for the Lead Director, which is Mr. Simon, is $25,000.

Stock Compensation

In January 2011, the non-employee directors of the Company received (i) an annual grant of options to purchase 3,333 shares of the Company’s common stock at the common stock’s then current fair market value, vesting 25% on the grant date and vesting an additional 25% each three months thereafter, and (ii) an annual grant of 3,334 shares of restricted stock, with such shares vesting one year after the grant date.

In December 2011, the non-employee directors of the Company received (i) an annual grant of options to purchase 10,000 shares of the Company’s common stock at the common stock’s then current fair market value, vesting 25% on the grant date and vesting an additional 25% each three months thereafter, and (ii) an annual grant of 10,000 shares of restricted stock, with such shares vesting one year after the grant date.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning beneficial ownership of our capital stock outstanding at March 12, 2012 by: (i) each stockholder known to be the beneficial owner of more than five percent of any class of our voting securities then outstanding; (ii) each of our directors; (iii) each of our “named executive officers” as defined in Item 402(a)(3) of Regulation S-K promulgated under the Exchange Act; and (iv) our current directors and executive officers, as a group.

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

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned			Series B Preferred Stock Beneficially Owned		Series E Preferred Stock Beneficially Owned
Directors	Shares		Percentage	Shares	Percentage	Shares	Percentage
Au Fook Yew	32,777	(2)	*	—	—	—	—

Joseph A. D’Amato	121,045	(3)	*	—	—	—	—

Nancy Palumbo	42,638	(4)	*	—	—	—	—

Emanuel R. Pearlman	158,889	(5)	*	—	—	—	—

Gregg Polle	26,667	(6)	*	—	—	—	—

James Simon	90,950	(7)	*	—	—	—	—

Current Officers
Charles Degliomini	149,257	(8)	*	—	—	—	—

Clifford A. Ehrlich	118,333	(9)	*	—	—	—	—

Nanette L. Horner	12,223	(10)	—	—	—	—	—

Laurette J. Pitts	16,667	(11)	—	—	—	—	—

Directors and Officers as a Group	769,446	(12)	2.5%	—	—	—	—

Stockholders
Kien Huat Realty III Limited c/o Kien Huat Realty Sdn Bhd. 22nd Floor Wisma Genting Jalan Sultan Ismail 50250 Kuala Lumpur Malaysia	18,254,246	(13)	61.0%	—	—	—	—

Louis R. Cappelli c/o Cappelli Enterprises, Inc. 115 Stevens Avenue Valhalla, NY 10595	1,643,164	(14)	5.5%	—	—	—	—

Patricia Cohen 6138 S. Hampshire Ct. Windermere, FL 34786	—		—	44,258	100%	—	—

Bryanston Group, Inc. 2424 Route 52 Hopewell Junction, NY 12533	—		—	—	—	1,551,213	89.6%

Stanley Tollman c/o Bryanston Group, Inc. 2424 Route 52 Hopewell Junction, NY 12533	—		—	—	—	152,817	8.8%

*	less than 1%
(1)	Unless otherwise indicated, the address of each stockholder, director, and executive officer listed above is Empire Resorts, Inc., c/o Monticello Casino and Raceway, Route 17B, P.O. Box 5013, Monticello, New York 12701.
(2)	Consists of 6,667 shares of our common stock owned directly by Au Fook Yew, options that are currently exercisable into 16,110 shares of our common stock and 10,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 4, 2013.
(3)	Consists of 1,045 shares of our common stock owned directly by Joseph A. D’Amato and options that are currently exercisable into 120,000 shares of our common stock.

(4)	Consists of 6,667 shares of our common stock owned directly by Nancy Palumbo, options that are currently exercisable into 25,971 shares of our common stock and 10,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 4, 2013.
(5)	Consists of 5,834 shares of our common stock owned directly by Emanuel R. Pearlman, options that are currently exercisable into 143,055 shares of our common stock and 10,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 4, 2013.
(6)	Consists of 3,334 shares of our common stock owned directly by Gregg Polle, options that are currently exercisable into 13,333 shares of our common stock and 10,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 4, 2013.
(7)	Consists of 12,757 shares of our common stock owned directly by James Simon, options that are currently exercisable into 68,193 shares of our common stock and 10,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 4, 2013.
(8)	Includes 7,590 shares of our common stock owned by Fox-Hollow Lane LLC, of which Charles Degliomini is the managing member, and options that are currently exercisable into 141,667 shares of our common stock.
(9)	Consists of 3,333 shares of our common stock owned directly by Clifford A. Ehrlich and options that are currently exercisable into 115,000 shares of our common stock.
(10)	Consists of options that are currently exercisable into 12,223 shares of our common stock.
(11)	Consists of options that are currently exercisable into 16,667 shares of our common stock.
(12)	Includes options held by directors and officers of the Company that are currently exercisable into an aggregate of 672,219 shares of our common stock and 50,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 4, 2013.
(13)	Based on the Schedule 13D filed by Kien Huat on May 20, 2011.
(14)	Consists of options that are currently exercisable into 25,000 shares of our common stock and, based on the Amendment to Schedule 13D filed by Mr. Cappelli on March 9, 2012, 1,618,164 shares owned directly by LRC Acquisition LLC, over which Mr. Cappelli has shared voting and dispositive power.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On November 17, 2010, we entered into the Loan Agreement with Kien Huat, our largest stockholder, pursuant to which Kien Huat agreed to make the $35 million Bridge Loan to us, subject to the terms and conditions set forth in the Loan Agreement and represented by the Note, dated November 17, 2010. Proceeds of the Bridge Loan were used to effectuate the repurchase of our then outstanding Senior Notes in accordance with the terms of that certain settlement agreement, dated September 23, 2010, by and between the Company, the trustee under the indenture for the Senior Notes and certain beneficial owners of the Senior Notes.

The Note provided that the Bridge Loan bears interest at a rate of 5% per annum, payable in cash in arrears monthly, during its initial term. The maturity date of the Bridge Loan was the earlier of the consummation of our rights offering and June 30, 2011 (referred to as the “Outside Date”). As of May 20, 2011, the date of the consummation of the rights offering described below, certain conditions including (1) five business days have passed after the date on which the rights issued in the rights offering expire and the offering of our common stock pursuant thereto is terminated, (2) we prepaid the indebtedness in an amount equal to 100% of the aggregate amount of gross proceeds received by us for exercised rights pursuant to the rights offering, (3) the proceeds from the rights offering are insufficient to repay the Bridge Loan in full and we have not otherwise prepaid the Bridge Loan in full, and (4) no monetary or other material default as defined in the Loan Agreement is continuing, were satisfied, the maturity date of the remaining unpaid principal amount of the Bridge Loan was extended for a term of two years at an interest rate of 5% per annum convertible at a price equal to the exercise price of the rights issued in the rights offering (period of such extension is referred to as the “Extension Term”).

Subject to and upon compliance with the provisions of the Loan Agreement, during the Extension Term, Kien Huat has the right to convert all or any portion of the principal sum evidenced by the Note such that the unconverted portion is $1,000 or a multiple of $1.00 in excess thereof into fully paid and non-assessable shares of our common stock at a conversion rate of initially 377 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $2.65 per share, subject to adjustment in accordance with the Loan Agreement, by surrender of the Note, in whole or in part in the manner provided in the Loan Agreement.

If, as of any date during the Extension Term (referred to as the “Measuring Date”), the average of the last reported bid prices of common stock for the twenty consecutive trading days as defined in the Loan Agreement, ending on the trading day prior to the Measuring Date exceeds 200% of the conversion price in effect on the Measuring Date, then we are entitled to elect that Kien Huat convert all of the principal sum evidenced by the Note into shares of our common stock in accordance with the terms and provisions of the Loan Agreement. If we do not elect to force conversion of the Note and there have been no events of default as defined in the Loan Agreement, we may voluntarily prepay the Bridge Loan in whole or in part, with all interest accrued through the applicable period, absent notice from Kien Huat of its election to convert the Note.

On March 28, 2011, we commenced a rights offering. All holders of our common stock were granted the non-transferrable right to purchase 0.18917 shares of our common stock at a price of $2.65 per share for each share they hold. Pursuant to a letter agreement, dated November 5, 2010, Kien Huat, our largest stockholder, agreed to exercise its entire allocation of basic subscription rights. The proceeds of the rights offering were used to repay amounts outstanding under the Bridge Loan. Since the proceeds were insufficient to repay in full all amounts outstanding under the Bridge Loan, including principal and accrued interest thereon, Kien Huat has converted the remaining unpaid into a convertible term loan with a term of two years, which bears interest at a rate of 5% per annum and will be convertible at a price equal to the exercise price of the rights issued in the rights offering. The expiration date of this rights offering was extended until May 20, 2011.

On May 20, 2011 the rights offering was consummated and our stockholders validly subscribed for 6,628,925 shares of our common stock, par value $0.01 per share, in the rights offering. The rights were exercised at $2.65 per share, resulting in total gross proceeds of approximately $17.6 million, which were used to repay the Bridge Loan. Pursuant to the Loan Agreement, we have satisfied the conditions to extend the maturity date of the Bridge Loan to May 17, 2013.

Our audit committee charter provides that the audit committee will review and approve all transactions between the Company and its officers, directors, director nominees, principal stockholders and their immediate family members. We expect that any such transactions will be on terms no less favorable to it than it could obtain from unaffiliated third parties.

Item 14.	Principal Accounting Fees and Services.

Our principal accountant for the audit and review of our annual and quarterly financial statements, respectively, during each of the past two fiscal years was Friedman LLP. Moreover, the following table shows the fees paid or accrued by us to Friedman LLP during this period.

Type of Service	2011	2010
Audit Fees (1)	$274,000	$260,000
Audit-Related Fees (2)	56,000	61,000
Tax Fees (3)	52,000	25,000
All Other Fees (4)	0	0

Total	$382,000	$346,000

(1)	Comprised of the audit of our annual financial statements and reviews of our quarterly financial statements.

(2)	Comprised of services rendered in connection with our capital raising efforts, registration statements, consultations regarding financial accounting and reporting, audit of the Company’s employee benefit plan and statutory audits.
(3)	Comprised of services for tax compliance and tax return preparation.
(4)	Fees related to other filings with the Securities and Exchange Commission.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Financial Statements

Schedule II—Valuation and Qualifying Accounts

Empire Resorts, Inc. and Subsidiaries

Valuation and Qualifying Accounts

December 31, 2011 and 2010

(in thousands)

Description	Balance at beginning of year	Addition charged to costs and expenses	Other additions (deductions)	Less deductions	Balance at end of year
Year ended December 31, 2011
Allowance for doubtful accounts	$168	$9	$0	$0	$177
Deferred tax asset valuation allowance	$68,433	$0	$(4,502)	$0	$63,931
Year ended December 31, 2010
Allowance for doubtful accounts	$763	$279	$(874)	$0	$168
Deferred tax asset valuation allowance	$72,095	$0	$(3,662)	$0	$68,433

Exhibits

3.1	Amended and Restated Certificate of Incorporation, dated February 16, 2011. (1)

3.2	Second Amended and Restated By-Laws, as most recently amended on March 14, 2011. (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated December 13, 2011. (3)

4.1	Form of Common Stock Certificate.

4.2	Certificate of Designations, Preferences and Rights of Series B Preferred Stock dated July 31, 1996. (4)

4.3	Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated May 29, 1998. (5)

4.4	Certificate of Amendment to the Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated June 13, 2001. (6)

4.5	Certificate of Designations setting forth the Preferences, Rights and Limitations of Series D Preferred Stock, dated February 7, 2000. (7)

4.6	Certificate of the Designations, Powers, Preferences and Rights of the Series E Preferred Stock, dated December 10, 2002. (8)

4.7	Certificate of Amendment of Certificate of the Designations, Powers, Preferences and Other Rights and Qualifications of the Series E Preferred Stock, dated January 12, 2004. (9)

4.8	Certificate of Designations of Series A Junior Participating Preferred Stock, dated March 24, 2008. (10)

4.9	Certificate of Amendment to the Certificate of Designations of Series A Junior Participating Preferred Stock, dated August 19, 2009. (11)

4.10	Common Stock Purchase Warrant, dated May 11, 2010, by and between Empire Resorts, Inc. and Joseph Bernstein, to purchase 250,000 shares of Common Stock. (12)

4.11	Common Stock Purchase Warrant, dated May 11, 2010, by and between Empire Resorts, Inc. and Joseph Bernstein, to purchase 1,000,000 shares of Common Stock. (13)

10.1	Employment Agreement, dated as of June 29, 2009, by and between Empire Resorts, Inc. and Charles Degliomini. (14)

10.2	Employment Agreement, dated as of June 29, 2009, by and between Empire Resorts, Inc. and Clifford Ehrlich. (15)

10.3	Investment Agreement, dated as of August 19, 2009, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (16)

10.4	Registration Rights Agreement, dated as of August 19, 2009, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (17)

10.5	First Amendment and Clarification to the Investment Agreement dated as of September 30, 2009, between Empire Resorts, Inc. and Kien Huat Realty III Limited. (18)

10.6	Amended and Restated Employment Agreement, dated as of December 24, 2009, by and between Joseph A. D’Amato and Empire Resorts, Inc. (19)

10.7	Settlement Agreement and Release, dated as of May 11, 2010, by and among Empire Resorts, Inc., Kien Huat, Kok Thay Lim, Au Fook Yew, G. Michael Brown, and Joseph Bernstein. (20)

10.8	Employment Agreement, dated as of July 1, 2010, by and between Empire Resorts, Inc. and Nanette L. Horner. (21)

10.9	Settlement Agreement, dated as of September 23, 2010, by and among Empire Resorts, Inc., Alpha Monticello, Inc., Alpha Casino Management Inc., Monticello Raceway Management, Inc., Mohawk Management, LLC, Monticello Casino Management, LLC, Monticello Raceway Development Company, LLC, the Trustee and the holders of Senior Notes listed on Exhibit A attached thereto. (22)

10.10	Loan Agreement dated as of November 17, 2010 between Empire Resorts, Inc. and Kien Huat Realty III Limited. (23)

10.11	Convertible Promissory Note issued on November 17, 2010 by Empire Resorts, Inc. in favor of Kien Huat Realty III Limited. (24)

10.12	Employment Agreement, dated as of December 13, 2010, by and between Empire Resorts, Inc. and Laurette J. Pitts. (25)

10.13	Amendment No. 1 to Employment Agreement, dated August 11, 2011, by and between Empire Resorts, Inc. and Nanette L. Horner. (26)

10.14	Option Agreement, dated December 22, 2011, by and between Empire Resorts, Inc. and EPT Concord II, LLC *

10.15	Amendment No. 1 to Amended and Restated Employment Agreement, dated January 27, 2012, by and between Empire Resorts, Inc. and Joseph A. D’Amato. (27)

10.16	Empire Resorts, Inc. Amended and Restated 2005 Equity Incentive Plan (28)

10.17	Form of Option Award under the Empire Resorts, Inc. Amended and Restated 2005 Equity Incentive Plan

10.18	Form of Restricted Stock Award under the Empire Resorts, Inc. Amended and Restated 2005 Equity Incentive Plan

14.1	Code of Business Conduct and Ethics. (29)

14.2	Code of Ethics for the Principal Executive Officer and Senior Financial Officer(s). (30)

21.1	List of Subsidiaries. (31)

23.1	Consent of Independent Registered Accounting Firm.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

101	Interactive Data File (XBRL).

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
(1)	Incorporated by reference to Exhibit 3.1 of Empire Resorts, Inc.’s Current Report on Form 8-K (an “8-K”), filed with the Securities and Exchange Commission (the “Commission”) on February 16, 2011.
(2)	Incorporated by reference to Exhibit 3.2 to Empire Resort, Inc. Annual Report on Form 10-K (a “10-K”) for the year ended December 31, 2010, filed with the Commission on March 18, 2011.
(3)	Incorporated by reference to Exhibit 3.1 to Empire Resort, Inc.’s Current Report on Form 8-K, filed with the Commission on December 13, 2011.
(4)	Incorporated by reference to Exhibit 4.2 to Empire Resorts, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (the “2003 10-K”), filed with the Commission on March 30, 2004.
(5)	Incorporated by reference to Exhibit 4.3 to the 2003 10-K.
(6)	Incorporated by reference to Exhibit 4.4 to the 2003 10-K.
(7)	Incorporated by reference to Exhibit 4 to Empire Resorts, Inc.’s 8-K, filed with the Commission on February 15, 2000.
(8)	Incorporated by reference to Exhibit 4.5 to the 2003 10-K.
(9)	Incorporated by reference to Exhibit 4.6 to the 2003 10-K.
(10)	Incorporated by reference to Exhibit 3.1. to Empire Resort, Inc.’s 8-K, filed with the Commission on March 24, 2008.
(11)	Incorporated by reference to Exhibit 4.1. to Empire Resort, Inc.’s 8-K, filed with the Commission on August 19, 2009.
(12)	Incorporated by reference to Exhibit 4.1. to Empire Resorts, Inc.’s Quarterly Report on Form 10-Q (a “10-Q”) for the quarter ended March 31, 2010 (the “3/31/10 10-Q”), filed with the Commission on May 17, 2010.
(13)	Incorporated by reference to Exhibit 4.2 to the 3/31/10 10-Q.
(14)	Incorporated by reference to Exhibit 10.2 to the 6/30/09 10-Q.
(15)	Incorporated by reference to Exhibit 10.3 to the 6/30/09 10-Q.
(16)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on August 19, 2009 (the “8/19/09 8-K”).
(17)	Incorporated by reference to Exhibit 10.4 to the 8/19/09 8-K.
(18)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on October 5, 2009 (the “10/5/09 8-K”).
(19)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on December 24, 2009.
(20)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 17, 2010.
(21)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 10-Q for the quarter ended September 30, 2010, filed with the Commission on November 12, 2010.
(22)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K filed with the Commission on September 24, 2010.
(23)	Incorporated by reference to Exhibit 4.2 to Empire Resorts, Inc.’s 8-K, filed with the Commission on November 19, 2010 (the “11/19/10 8-K”).

(24)	Incorporated by reference to Exhibit 4.1 to the 11/19/10 8-K.
(25)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on December 14, 2010.
(26)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on August 17, 2011.
(27)	Incorporated by reference to Exhibit 10.1 to Empire Resort, Inc.’s Current Report on Form 8-K, filed with the Commission on February 2, 2012.
(28)	Incorporated by reference to Appendix B to Empire Resorts, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 30, 2004.
(29)	Incorporated by reference to Exhibit 14.1 to Empire Resort, Inc.’s Current Report on Form 8-K/A, filed with the Commission on November 16, 2011 (the “11/16/2011 8-K”).
(30)	Incorporated by reference to Exhibit 14.2 to the 11/16/2011 8-K.
(31)	Incorporated by reference to Exhibit 21.1 of Empire Resorts, Inc.’s 10-K for the year ended December 31, 2010, filed with the Commission on March 18, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESORTS, INC.

By:	/s/ Joseph A. D’Amato
	Name:	Joseph A. D’Amato
	Title:	Chief Executive Officer
	Date:	March 19, 2012

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph A. D’Amato	Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2012
Joseph A. D’Amato

/s/ Laurette J. Pitts	Chief Financial Officer (Principal Accounting Officer)	March 19, 2012
Laurette J. Pitts

/s/ Emanuel R. Pearlman	Chairman of the Board	March 19, 2012
Emanuel R. Pearlman

/s/ Au Fook Yew	Director	March 19, 2012
Au Fook Yew

/s/ James Simon	Director	March 19, 2012
James Simon

/s/ Nancy A. Palumbo	Director	March 19, 2012
Nancy A. Palumbo

/s/ Gregg Polle	Director	March 19, 2012
Gregg Polle

Index to Exhibits

4.1	Form of Common Stock Certificate.

10.14	Option Agreement, dated December 22, 2011, by and between Empire Resorts, Inc. and EPT Concord II, LLC. *

10.17	Form of Option Award under the Empire Resorts, Inc. Amended and Restated 2005 Equity Incentive Plan.

10.18	Form of Restricted Stock Award under the Empire Resorts, Inc. Amended and Restated 2005 Equity Incentive Plan.

23.1	Consent of Independent Registered Accounting Firm.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

101	Interactive Data File (XBRL).

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.