Form 10-Q
period 2012-03-31
EMPIRE RESORTS INC
filed 2012-05-15
CIK 906780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of the issuer’s common stock, as of May 10, 2012 was 30,023,287.

ii

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPIRE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,682	$14,601
Restricted cash	1,681	1,354
Accounts receivable, net	1,759	1,478
Prepaid expenses and other current assets	4,413	2,769

Total current assets	20,535	20,202
Property and equipment, net	27,236	27,494
Project development costs	2,312	957
Other assets	305	1,181

Total assets	$50,388	$49,834

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,162	$2,079
Accrued expenses and other current liabilities	5,467	5,450

Total current liabilities	7,629	7,529
Long-term loan, related party	17,426	17,426

Total liabilities	25,055	24,955

Commitments and contingencies

Stockholders’ equity:

Preferred stock, 5,000 shares authorized; $0.01 par value -
Series A, $1,000 per share liquidation value, none issued and outstanding	0	0
Series B, $29 per share liquidation value, 44 shares issued and outstanding	0	0
Series E, $10 per share redemption value, 1,731 shares issued and outstanding	6,855	6,855
Common stock, $0.01 par value, 150,000 shares authorized, 30,023 and 29,931 shares issued and outstanding in 2012 and 2011, respectively	300	299
Additional paid-in capital	145,620	145,204
Accumulated deficit	(127,442)	(127,479)

Total stockholders’ equity	25,333	24,879

Total liabilities and stockholders’ equity	$50,388	$49,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Gaming	$14,614	$12,873
Food, beverage, racing & other	3,034	2,319

Gross revenues	17,648	15,192
Less: Promotional allowances	(366)	(283)

Net revenues	17,282	14,909

Costs and expenses:
Gaming	10,770	9,876
Food, beverage, racing and other	2,749	2,388
Selling, general and administrative	2,731	2,087
Stock-based compensation	185	360
Depreciation	346	321

Total costs and expenses	16,781	15,032

Income (loss) from operations	501	(123)

Interest expense	(225)	(437)
Interest income	0	2

Income (loss) before income taxes	276	(558)
Income tax provision	6	0

Net income (loss)	270	(558)
Undeclared dividends on preferred stock	(388)	(388)

Net loss applicable to common shares	$(118)	$(946)

Weighted average common shares outstanding, basic and diluted	29,934	23,187

Loss per common share, basic and diluted*	$(0.00)	$(0.04)

*	Less than $0.005

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income (loss)	$270	$(558)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	346	321
Provision (recovery) of doubtful accounts	25	(29)
Stock-based compensation	185	360
Changes in operating assets and liabilities:
Restricted cash –NY Lottery and Purse Accounts	(499)	(549)
Accounts receivable	(306)	(98)
Prepaid expenses and other current assets	(1,646)	114
Other assets	876	(287)
Accounts payable	83	(127)
Accrued expenses and other current liabilities	(644)	(611)

Net cash used in operating activities	(1,310)	(1,464)

Investing activities:
Purchases of property and equipment	(87)	(240)
Restricted cash - Racing capital improvement	173	42
Project development costs	(695)	0

Net cash used in investing activities	(609)	(198)

Net decrease in cash and cash equivalents	(1,919)	(1,662)
Cash and cash equivalents, beginning of period	14,601	12,960

Cash and cash equivalents, end of period	$12,682	$11,298

Supplemental disclosures of cash flow information:
Interest paid	$225	$442

Non-cash investing and financing activities:

Common stock issued in settlement of preferred stock dividends	$234	$114

Project development costs included in accrued expenses	$661	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A. Summary of Business and Basis for Presentation

Basis for Presentation

The condensed consolidated financial statements and notes as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 are unaudited and include the accounts of Empire Resorts, Inc. (“Empire”) and subsidiaries (the “Company”).

The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and the footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the Company’s opinion, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the interim period may not be indicative of results to be expected for the full year.

Liquidity

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations will be sufficient to meet its strategic and working capital requirements for at least the next twelve months. The adequacy of these resources to meet the Company’s liquidity needs beyond that period will depend on the Company’s growth, operating results, and ability to refinance or otherwise satisfy its long-term loan with a related party. If the Company requires additional capital resources to grow its business at a future date, it may seek to sell additional debt or equity. The sale of additional equity could result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.

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

On November 4, 2011, each holder of a New York racetrack license with a VGM facility, with the exception of Aqueduct who has a management agreement, received a joint letter (the “Letter”) from the NYL and the New York State Racing and Wagering Board (“RWB”), which notified the license holders that RWB has commenced its review of the holder’s racetrack license renewal application for calendar year 2012. The Letter said that, for the first time since the commencement of VGM operations, the NYL and RWB will be conducting a joint review of applicant license materials. While there has been no change to the laws governing racing or VGM operations, the Letter also indicated that the RWB is considering an open competition process for the re-award of licenses forfeited for failure to meet licensing and operating standards and is also considering whether all track licenses should be subject to an open competition for determining licensure for the 2013 calendar year. Generally, the annual license renewal process requires the RWB to review the financial responsibility, experience, character and general fitness of MRMI and its management. The Company intends to cooperate fully with RWB and NYL during this annual review and vigorously pursue the renewal of MRMI’s racetrack and simulcast licenses. The Company submitted its 2012 license renewal applications and supplemental information to RWB and NYL. RWB has informed the Company that MRMI continues to operate under the 2011 licenses; however, it has not taken formal action on MRMI’s 2012 license renewal applications. At its meeting on December 21, 2011, the RWB approved MRMI’s race dates for January and February 2012. On February 29, 2012, RWB extended MRMI’s racing dates through April 30, 2012. On April 30, 2012, RWB extended MRMI’s racing dates for May and June 2012. RWB’s staff expressed concerns over the stock ownership by one of Empire’s stockholders who holds less than 3% of the issued and outstanding stock and its Series E Preferred stockholders. RWB has required that the Company provide it with procedures to identify its 1% stockholders and the manner and method of obtaining affidavits of morality from each holder of 1% or more of Empire stock. The Company is fully cooperating with RWB staff regarding this matter.

The Company has joined with other VGM facility operators in New York State to form the New York Gaming Association, whose principal effort is to seek approval for passage of a constitutional amendment authorizing table games at the VGM facilities in New York, which would permit the Company to develop and operate a full-scale casino which would include slot machines and table game wagering and the extension of credit. Generally, a constitutional amendment must be approved by both houses of the New York State Legislature (“Legislature”), approved again by a newly elected Legislature, and approved by the voters at a general election, in which instance it becomes effective on the following January 1. On March 15, 2012, Governor Andrew Cuomo, Assembly Speaker Sheldon Silver and Senate Majority Leader Dean Skelos announced that a constitutional amendment authorizing up to seven non-tribal casinos at locations to be determined by the Legislature, was approved by the Legislature. A newly elected Legislature would have to pass the amendment again next year before it goes to a general referendum in November 2013. However, there can be no assurance given that an amendment to the New York State Constitution to permit full-scale casino gaming will be passed in a timely manner, or at all, or that, if such amendment were passed, the Company would be able to effectively develop and operate a full-scale casino.

The proposed New York State budget includes legislation to replace the RWB and NYL with a Gaming Commission that will establish and supervise four divisions to carry out responsibilities relating to the regulation and enforcement of lottery, charitable gaming, gaming, and horse racing and pari-mutuel wagering. Each division will be supervised by a division director. The gaming division will be responsible for the appropriate operation and administration of the Company’s VGM operations and the horse racing and pari-mutuel wagering division will be responsible for the supervision, regulation and administration of the Company’s horse racing and pari-mutuel wagering activities. The Gaming Commission is expected to begin on or about October 1, 2012.

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

On December 21, 2011, the Company entered into an option agreement with EPT, which agreement was amended on March 30, 2012 and April 30, 2012 (as amended, (the “Option Agreement”). Pursuant to the Option Agreement, EPT granted the Company a sole and exclusive option (the “Option”) to lease certain EPT property located in Sullivan County, New York pursuant to the terms of a lease negotiated between the parties. The initial term of the Option Agreement expires on August 21, 2012 (the “Option Exercise Period”). In addition, subject to the conditions of the Option Agreement, the Option Exercise Period may be extended for one or more six month periods; provided, however, in no event shall the Option Exercise Period extend beyond June 30, 2013.

In connection with the execution of the Option Agreement, the Company paid EPT an option payment in the amount of $750,000 (the “Option Payment”) which was classified as deferred lease costs. Any extension of the

Option Exercise Period shall be accompanied by an additional option payment of $750,000. The Option may be exercised only to the extent the Company (or its affiliate) simultaneously exercises other options in connection with the master development agreement. Pursuant to the Option Agreement, the parties agreed to work towards entering into a master development agreement by May 31, 2012. In addition, the Company’s rights and EPT’s obligations pursuant to the Option Agreement are subject to certain existing EPT agreements. Subject to the terms and conditions of the Option Agreement, EPT shall not grant to any third party the right to lease the EPT Property during the Option Exercise Period.

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

Note B. Summary of Significant Accounting Policies

Revenue recognition and Promotional allowances

Gaming revenue is the net difference between gaming wagers and payouts for prizes from VGMs, non-subsidized free play and accruals related to the anticipated payout of progressive jackpots. Progressive jackpots contain base jackpots that increase at a progressive rate based on the credits played and are charged to revenue as the amount of the jackpots increase. The Company recognizes gaming revenues before deductions of such related expenses as NYL’s share of VGM revenue and the Monticello Harness Horsemen’s Association and Agriculture and New York State Horse Breeding Development Fund’s contractually required percentages.

Food, beverage, racing and other revenue, includes food and beverage sales, racing revenue earned from pari-mutuel wagering on live harness racing and simulcast signals to and from other tracks and miscellaneous income. The Company recognizes racing revenues before deductions of such related expenses as purses, stakes and awards. Some elements of the racing revenues from Off-Track Betting Corporations are recognized as collected, due to uncertainty of receipt of and timing of payments.

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

The retail value amounts included in promotional allowances for the three months ended March 31, 2012 and 2011 are as follows:

	Three months ended March 31,
	2012	2011
	(in thousands)
Food and beverage	$319	$302
Non-subsidized free play	(67)	(94)
Players club awards	114	75

Total retail value of promotional allowances	$366	$283

The estimated cost of providing complimentary food, beverages and other items for the years ended March 31, 2012 and 2011 are as follows:

	Three months ended March 31,
	2012	2011
	(in thousands)
Food and beverage	$341	$354
Non-subsidized free play	(40)	(55)
Players club awards	114	75

Total cost of promotional allowances	$415	$374

Accounts receivable

Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2012 and December 31, 2011, the Company recorded an allowance for doubtful accounts of approximately $202,000 and $177,000, respectively.

Earnings (loss) per common share

The Company computes basic earnings (loss) per share by dividing net income (loss) applicable to common shares by the weighted-average common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for the three months ended March 31, 2012 and 2011 were the same.

The following table shows the approximate number of common stock equivalents outstanding at March 31, 2012 and 2011 that could potentially dilute basic earnings per share in the future, but were not included in the calculation of diluted loss per share for the three months ended March 31, 2012 and 2011, because their inclusion would have been anti-dilutive.

	Outstanding at March 31,
	2012	2011
Options	2,596,000	2,564,000
Warrants	1,083,000	1,083,000
Option matching rights	1,795,000	1,807,000
Restricted stock	170,000	17,000
Shares to be issued upon conversion of convertible debt	19,726,000	0

Total	25,370,000	5,471,000

Fair value

The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by FASB, for its financial assets and liabilities that had not been previously carried at fair value. The Company’s financial instruments are comprised of current assets, current liabilities and a long-term loan. Current assets and current liabilities approximate fair value due to their short-term nature. As of March 31, 2012, the Company’s management was unable to estimate reasonably the fair value of the long-term loan due to the inability to obtain quotes for similar credit facilities.

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

Recent accounting pronouncements

The Company does not believe that any recently issued, but not effective, accounting standards, if currently adopted, will have a material effect on its consolidated financial position, results of operations, or cash flows.

Note C. Project Development Costs

In December 2011, the Company entered into the Option Agreement with EPT, which Option Agreement was amended on March 30, 2012 and April 30, 2012. Pursuant to the Option Agreement, EPT granted the Company the option to lease certain EPT property located in Sullivan County, New York pursuant to the terms of a lease negotiated between the parties. In connection with the execution of the Option Agreement, the Company paid EPT the Option Payment ($750,000) which is classified as project development costs. The option may be exercised only to the extent the Company (or its affiliate) simultaneously exercises other options in connection with the Master Development Agreement. In addition, the Company’s rights and EPT’s obligations pursuant to the Option Agreement are subject to certain existing EPT agreements. Subject to the terms and conditions of the Option Agreement, EPT shall not grant to any third party the right to lease the EPT Property during the Option Exercise Period.

In addition to the Option Payment, project development costs included other direct costs incurred by the Company in consummating the Option Agreement and related lease, as well as, other project development costs for the EPT Property. At March 31, 2012, project development costs totaled approximately $2.3 million.

Note D. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Liability for horseracing purses	$631	$726
Accrued payroll	960	949
Accrued redeemable points	329	324
Liability to NYL	202	744
Liability for local progressive jackpot	498	419
Accrued professional fees	1,655	967
Accrued other	1,192	1,321

Total accrued expenses and other current liabilities	$5,467	$5,450

Note E. Long-Term Loan, Related Party

On November 17, 2010, Empire entered into a loan agreement (the “Loan Agreement”) with Kien Huat Realty III Limited (“Kien Huat”), pursuant to which Kien Huat agreed to make a short-term bridge loan in the principal amount of $35 million (the “Bridge Loan”) to Empire, subject to the terms and conditions set forth in the Loan Agreement and represented by a convertible promissory note (the “Note”), dated November 17, 2010. Proceeds of the Bridge Loan were used to effectuate the repurchase of the Company’s then outstanding Senior Notes in accordance with the terms of the Settlement Agreement between the Company and certain of the beneficial owners of the Senior Notes dated as of September 23, 2010.

The Note provided that the Bridge Loan bears interest at a rate of 5% per annum, payable in cash in arrears monthly, during its initial term. The maturity date of the Bridge Loan was the earlier of the consummation of Empire’s rights offering and June 30, 2011 (the “Outside Date”). As of May 20, 2011, the date of the consummation of the rights offering, certain conditions including (1) five business days have passed after the date on which the rights issued in the proposed rights offering expire and the offering of Empire’s common stock pursuant thereto is terminated, (2) Empire prepaid the indebtedness in an amount equal to 100% of the aggregate amount of gross proceeds received by it pursuant to the rights offering, (3) the proceeds from the rights offering are insufficient to repay the Bridge Loan in full and Empire has not otherwise prepaid the Bridge Loan in full, and (4) no monetary or other material default as defined in the Loan Agreement is continuing, were satisfied, the maturity date of the remaining unpaid principal amount of the Bridge Loan was extended for a term of two years at an interest rate of 5% per annum convertible at a price equal to the exercise price of the rights issued in the rights offering (period of such extension is referred to as the “Extension Term”).

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

Note F. Stockholders’ Equity

Stock-based compensation expense was approximately $185,000 and $360,000 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was approximately $574,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under Empire’s plans. That cost is expected to be recognized over the remaining vesting period of less than two years. This expected cost does not include the impact of any future stock-based compensation awards.

On March 13, 2012, Empire’s Board of Directors (the “Board”) authorized the issuance of 92,414 shares of Empire’s common stock as payment of dividends due for the year ended December 31, 2011 on its Series B preferred stock. The value of these shares when issued was approximately $234,000.

On March 14, 2011, the Board authorized the issuance of 59,548 shares of Empire’s common stock as payment of dividends due for the year ended December 31, 2010 on its Series B preferred stock. The approximate value of these shares when issued was $114,000.

Note G. Concentration

One debtor, Churchill Downs Incorporated, represented approximately 19% and 11% of the total accounts receivable as of March 31, 2012 and December 31, 2011, respectively.

Note H. Commitments and Contingencies

Legal Proceedings

Bryanston Group v. Empire Resorts, Inc.

A complaint has been filed in the Supreme Court of The State of New York, New York County (the “New York County Court”) on or about July 12, 2010 against Empire. The lawsuit arises out of a recapitalization agreement entered into on December 10, 2002 pursuant to which the Company issued Series E preferred stock to Bryanston Group, Inc. and Stanley Tollman, among others. The complaint is brought by Bryanston Group, Inc. and Stanley Tollman alleging that the Company breached the terms of the recapitalization agreement by (i) failing to use the funds from the 2009 investment by Kien Huat to redeem the Series E preferred shares and pay dividends on the shares; and (ii) paying in excess of $1 million per year in operating expenses (including paying the settlement to the Company’s former chief executive officer, Joseph Bernstein) while not redeeming the Series E preferred shares and paying dividends on the shares. The plaintiffs had sought a preliminary injunction to require the Company to put into escrow funds sufficient to pay the purchase price for the redemption of the Series E shares and the dividends. On August 20, 2010, the New York County Court denied plaintiffs’ request. On September 24, 2010, the Company filed a motion to dismiss the complaint. The Court denied the Company’s motion to dismiss the complaint on March 28, 2011. The Company filed an answer to the complaint. On April 20, 2012, plaintiffs filed a motion for leave to file an amended complaint. While the Company cannot predict the outcome of this litigation, it believes the lawsuit is without merit and will aggressively defend its interests.

Monticello Raceway Management, Inc. v. Concord Associates L.P.

On January 25, 2011, Empire’s subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who is a significant stockholder. The lawsuit seeks amounts that MRMI believes is owed to it under an agreement between Concord, MRMI and the Monticello Harness Horsemen’s Association, Inc. (the “Horsemen’s Agreement”). Pursuant to the Horsemen’s Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord hotel and former Concord resort or July 31, 2011, MRMI was to continue to pay to the Monticello Harness Horsemen’s Association, Inc. 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, MRMI believes Concord owed it approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to MRMI and on March 10, 2011 Concord filed a Motion to Dismiss, claiming that there was no shortfall because the term of the obligation was a two-year period, not annually. MRMI filed reply affirmations and requested that the Sullivan County Court treat Concord’s motion and the Company’s cross-motion as summary judgment motions. On June 23, 2011, the Court advised the parties that it would treat the Company’s cross-motion as a summary judgment motion. MRMI filed its reply affirmation on August 8, 2011. On November 4, 2011, the Sullivan County Court denied Concord’s motion to dismiss, and denied MRMI’s summary judgment motion without prejudice to renew after conducting pre-trial discovery. On December 8, 2011, MRMI filed an appeal of the denial of the summary judgment motion and on December 9, 2011, Concord Associates filed a cross-appeal for the portion of the decision that denied Concord’s motion to dismiss. MRMI and Concord are engaging in pre-trial discovery. While the MRMI is unable at this time to estimate the likelihood of a favorable outcome in this matter, it intends to prosecute vigorously its claims against Concord.

Concord Associates, L.P. v. Entertainment Properties Trust

On March 7, 2012, Concord and various affiliates filed a complaint against EPR and the Company in the United States District Court for the Southern District of New York (the “SDNY”). The lawsuit arises out of the Company’s exclusivity agreement and option agreement with EPR for the potential development of the site of the EPT Property located in Sullivan County, New York. The complaint alleges EPR and Empire violated federal antitrust laws by preventing Concord from establishing a competing harness racetrack and VGM facility at the site of the former Concord Hotel in the Town of Thompson, New York, and monopolizing the market for “gaming and racing,” and “related markets for lodging, entertainment and resort tourism,” in the “Catskills Region”. The complaint further alleges Empire tortiously interfered with EPT’s performance of its contracts and business relations with Concord. The complaint seeks damages in an amount to be determined at trial but not less than $500 million (subject to automatic trebling under federal antitrust laws), unspecified punitive damages with respect to Concord’s tortious interference claims, and permanent injunctive relief against EPR and Empire’s agreements. On March 30, 2012, the Company requested a pre-motion conference concerning its proposed motion to dismiss the complaint. EPR also filed a pre-motion conference request. On April 4, 2012, Concord sent a letter to the SDNY in response to the Company’s request and requested that discovery begin immediately. A pre-motion conference was held on April 25, 2012: EPT and Empire agreed to provide very limited discovery with respect to their agreements to enable Concord to consider whether to amend its complaint. If Concord chooses to amend its complaint, it must do so by no later than June 18, 2012; if Concord does not amend its complaint, the Company’s proposed motion to dismiss shall be filed no later than June 18, 2012. Although the Company is continuing to assess its available options in terms of responding to this complaint, the Company believes this lawsuit is without merit and will aggressively defend its interests.

Other Proceedings

The Company is a party from time to time to various other legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note I. Subsequent Events

On April 30, 2012, MRMI and EPT entered into a second letter agreement amending certain terms of the Option Agreement. More specifically, MRMI and EPT agreed to extend the option exercise period from July 21, 2012 to August 21, 2012 (as the same may be further extended pursuant to the Option Agreement). In addition, the parties agreed to extend the date by which they would enter into a master development agreement with respect to the EPT Property from April 30, 2012 to May 31, 2012.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally relate to our strategies, plans and objectives for future operations and are based upon management’s current plans and beliefs or estimates of future results or trends. Forward-looking statements also involve risks and uncertainties, including, but not restricted to, the risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict.

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

On November 4, 2011, each holder of a New York racetrack license with a VGM facility, with the exception of Aqueduct who has a management agreement, received a joint letter (the “Letter”) from the NYL and the New York State Racing and Wagering Board (“RWB”), which notified the license holders that RWB has commenced its review of the holder’s racetrack license renewal application for calendar year 2012. The Letter said that, for the first time since the commencement of VGM operations, the NYL and RWB will be conducting a joint review of applicant license materials. While there has been no change to the laws governing racing or VGM operations, the Letter also indicated that the RWB is considering an open competition process for the re-award of licenses forfeited for failure to meet licensing and operating standards and is also considering whether all track licenses should be subject to an open competition for determining licensure for the 2013 calendar year. Generally, the annual license renewal process requires the RWB to review the financial responsibility, experience, character and general fitness of MRMI and our management. We intend to cooperate fully with RWB and NYL during this annual review and vigorously pursue the renewal of MRMI’s racetrack and simulcast licenses. We submitted our 2012 license renewal applications and supplemental information to RWB and NYL. RWB has informed us that MRMI continues to operate under the 2011 licenses; however, it has not taken formal action on MRMI’s 2012 license renewal applications. At its meeting on December 21, 2011, the RWB approved MRMI’s race dates for January and February 2012. On February 29, 2012, RWB extended MRMI’s racing dates through April 30, 2012. On April 30, 2012, RWB extended MRMI’s racing dates for May and June 2012. RWB’s staff expressed concerns over the stock ownership by one of our stockholders who holds less than 3% of the issued and outstanding stock and our Series E Preferred stockholders. RWB has required that we provide it with procedures to identify our 1% stockholders and the manner and method of obtaining affidavits of morality from each holder of 1% or more of Empire stock. We are fully cooperating with RWB staff regarding this matter.

The proposed New York State budget includes legislation to replace the RWB and NYL with a Gaming Commission that will establish and supervise four divisions to carry out responsibilities relating to the regulation and enforcement of lottery, charitable gaming, gaming, and horse racing and pari-mutuel wagering. Each division will be supervised by a division director. The gaming division will be responsible for the appropriate operation and administration of our VGM operations and the horse racing and pari-mutuel wagering division will be responsible for the supervision, regulation and administration of our horse racing and pari-mutuel wagering activities. The Gaming Commission is expected to begin on or about October 1, 2012.

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

Development

On April 12, 2011, we announced the execution of an exclusivity agreement with Entertainment Properties Trust (“EPR”) and MSEG LLC to explore exclusively the joint development of the companies’ respective properties located in Sullivan County, New York. EPR is the sole owner of EPT Concord II, LLC (“EPT”), comprising 1,500 acres located at the site of the former Concord Resort (the “EPT Property”). The exclusivity agreement also committed the parties to work towards the execution of a master development agreement (the “Master Development Agreement”) to develop the EPT Property. On December 21, 2011 (, we entered into an option agreement with EPT, which agreement was amended on March 30, 2012 and April 30, 2012 (as amended, the (the “Option Agreement”). Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease certain EPT property located in Sullivan County, New York pursuant to the terms of a lease negotiated between the parties. The initial term of the Option Agreement expires on August 21, 2012 (the “Option Exercise Period”). In addition, subject to the conditions of the Option Agreement, the Option Exercise Period may be extended for one or more six month periods; provided, however, in no event shall the Option Exercise Period extend beyond June 30, 2013. In connection with the execution of the Option Agreement, we paid EPT an option payment in the amount of $750,000 (the “Option Payment”). Any extension of the Option Exercise Period shall be accompanied by an additional option payment of $750,000. The Option may be exercised only to the extent we (or our affiliate) simultaneously exercise other options in connection with the master development agreement. Pursuant to the Option Agreement, the parties agreed to work towards entering into a master development agreement by May 31, 2012. In addition, our rights and EPT’s obligations pursuant to the Option Agreement are subject to certain existing EPT agreements. Subject to the terms and conditions of the Option Agreement, EPT shall not grant to any third party the right to lease the EPT Property during the Option Exercise Period.

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

To a lesser extent, Monticello Casino and Raceway faces competition from two casinos that are in Pennsylvania. In January 2010, the Pennsylvania legislature authorized and its Governor approved table games in its existing slot machine facilities. The legislation authorized all table games, including blackjack, craps, roulette, baccarat, and poker at thoroughbred and harness racetracks with slot machine facilities and stand-alone slot machine facilities. In addition, the legislation authorized the granting of credit to guests of the Pennsylvania casinos. Table games became operational in Pennsylvania’s casinos in July 2010. Both Pennsylvania casinos that we compete against have installed and offer table games. This legislation augmented the legislation passed in July 2004, whereby Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state, to permit table games at the slot machine facilities. As of April 30, 2012, there were eleven casinos in operation within Pennsylvania, with six located at racetracks. One such race track facility is the Mohegan Sun at Pocono Downs, which has approximately 2,300 slot machines and 84 table games, including 18 poker tables. The Mohegan Sun at Pocono Downs in Wilkes-Barre, Pennsylvania, is approximately 70 miles southwest of Monticello. In addition, the Mount Airy Casino Resort has approximately 2,000 slot machines, a hotel, spa and a golf course. In July 2010 it began the operation of table games and now operates 72 table games, which includes 11 poker tables. The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello.

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

In 2001, the New York State Legislature and the New York State Governor authorized the building of three Native American casinos in the Catskills region of the State of New York. On November 22, 2010, former Governor Paterson of New York signed a land settlement agreement with the Stockbridge-Munsee Community Band of Mohican Indians, a Wisconsin based Tribe (“Stockbridge-Munsee Band”) with alleged roots in New York. As part of this land settlement, former Governor Paterson and the Stockbridge-Munsee Band executed a compact permitting the construction and operation of a Class III tribal casino on property located in Bridgeville, New York, approximately five miles from Monticello Casino and Raceway. On January 5, 2011, the United States Department of the Interior (“USDOI”) received the compact. Approval of the compact is a condition precedent to the land settlement agreement becoming effective. In addition to approving the compact, the USDOI must also authorize the taking of the land into trust for the benefit of the Stockbridge-Munsee Band. On February 18, 2011, the USDOI notified New York State Governor Cuomo and the Stockbridge-Munsee Band that the compact is disapproved because the limitations on the use of the land violate the Indian Gaming Regulatory Act. The USDOI indicated that it did not have enough information to conduct analysis on the compact’s revenue sharing or exclusivity provisions and it also had outstanding questions regarding the relationship between the compact and the proposed settlement agreement. Newspaper reports indicate that the Stockbridge-Munsee Band recently filed an updated application to have the USDOI take 330 acres in the Catskills region into trust. We are unable to predict when or if the compact will be resubmitted to the USDOI or whether taking the land into trust will require an Act of Congress. Throughout 2011 several tribal and other entities, have reportedly expressed an interest in gaming in the Catskill region of New York, and in particular, Sullivan County. However, to date, no governmental action has been taken by the State of New York to enable such entities to engage in legalized gaming activities. We are unable to determine when or if any tribal or other entities would request or obtain the ability to engage in legalized gaming activities in the Catskill region.

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

Results of Operations

The results of operations for three months ended March 31, 2012 and 2011 (unaudited) are summarized below:

	2012	2011	Variance	Percentage variance
	(dollars in thousands)
Revenues:
Gaming	$14,614	$12,873	$1,741	14%
Food, beverage, racing and other	3,034	2,319	715	31%

Gross revenues	17,648	15,192	2,456	16%

Less: Promotional allowances	(366)	(283)	(83)	30%

Net revenues	17,282	14,909	2,373	16%

Costs and expenses:
Gaming	10,770	9,876	894	9%
Food, beverage, racing and other	2,749	2,388	361	15%
Selling, general and administrative	2,731	2,087	644	31%
Stock-based compensation	185	360	(175)	(49)%
Depreciation	346	321	25	8%

Total costs and expenses	16,781	15,032	1,749	12%

Income (loss) from operations	501	(123)	624	507%
Interest expense	(225)	(437)	212	(49)%
Interest income	0	2	(2)	(92)%

Income (loss) before income taxes	276	(558)	834	149%

Income tax provision	6	0	(6)	0%

Net income (loss)	$270	$(558)	$828	148%

Gaming revenue

Gaming revenue increased by $1.7 million, or 14%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. Our daily patron visits increased 7%; and the average daily win per unit increased 12% from $128.86 for the three months ended March 31, 2011 to $144.68 for the three months ended March 31, 2012, as we continue to concentrate our marketing efforts on more high valued gaming guests and mild winter weather. Our VGM hold percentage was 7.2% and 7.3% for the three months ended March 31, 2012 and 2011, respectively.

Food, beverage, racing and other revenue

Food, beverage, racing and other revenue increased by $715,000, or 31%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, due to increased racing revenue of $637,000 and food, beverage and other revenues of $77,000.

Racing revenue increased primarily due to the receipt of most of the Off-Track Betting Corporations (“OTB’s”) statutory payments that due to the uncertainty of collection are accounted for as revenue when received. Food, beverage and other revenues increased primarily due to higher food cash sales due to a favorable pricing structure and increased visits.

Promotional allowances

Promotional allowances increased by $83,000, or 30%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to increased player’s club awards of $39,000 and beverage comps of $24,000. The increase in player’s club awards is due to new promotion initiatives.

Gaming costs

Gaming costs increased by $894,000, or 9%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to an increase in NYL and other commissions of $928,000 resulting from higher gaming revenue over last year. This was offset by decreases in other gaming costs of $34,000.

Food, beverage, racing and other costs

Food, beverage, racing and other costs increased approximately $361,000, or 15%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to an increase in purses of $226,000 resulting from the higher gaming revenue and the horsemen’s share of the statutory payments received from the OTB’s. Food, beverage, racing and other payroll and benefit costs increased $131,000 to support the increase in business due to the favorable winter weather during the three months ended March 31, 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $644,000, or 31%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to an increase in professional fees of $523,000 and other administrative costs of $115,000.

Stock-based compensation expense

Stock-based compensation decreased $175,000, or 49%, primarily as a result of a smaller amount of options vesting and granted to directors and officers for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Interest expense

Interest expense decreased $212,000, or 49%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, due to a reduction in debt outstanding.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We anticipate that our current cash and cash equivalents and cash generated from operations will be sufficient to meet our strategic and working capital requirements for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, operating results, and ability to refinance or otherwise satisfy our obligations under our long-term note with a related party. If we require additional capital resources to grow our business at a future date, we may seek to sell additional debt or equity. The sale of additional equity could result in additional dilution to our existing stockholders and financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

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

As of March 31, 2012, we had total current assets of approximately $20.5 million and current liabilities of approximately $7.6 million. We expect that we will be able to fund our operations in the ordinary course over at least the next twelve months.

Net cash used in operating activities was approximately $1.3 million and approximately $1.5 million during the three months ended March 31, 2012 and 2011, respectively. The decrease was primarily due to higher net income of approximately $653,000, after the non-cash adjustment for the decrease in stock-based compensation of approximately $175,000. The remaining decrease was the result of the net change in operating assets and liabilities.

Net cash used in investing activities was approximately $609,000 and $198,000 for the three months ended March 31, 2012 and 2011, respectively. The increase was primarily a result of the project development costs of $695,000 incurred related to the EPT Property development offset by a reduction in restricted cash-racing capital improvement of $173,000 during the three months ended March 31, 2012.

There was no net cash used in or provided by financing activities during the three months ended March 31, 2012 and 2011.

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

Our common stock is transferable only subject to the provisions of section 303 of the Racing, Pari-Mutuel Wagering and Breeding Law, so long as we hold directly or indirectly, a license issued by the RWB, and may be subject to compliance with the requirements of other laws pertaining to licenses held directly or indirectly by us. The owners of common stock issued by us may be required by regulatory authorities to possess certain qualifications and may be required to dispose of their common stock if the owner does not possess such qualifications.

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

We carried out an evaluation as of March 31, 2012 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings.

Changes in Our Financial Reporting Internal Controls.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Bryanston Group v. Empire Resorts, Inc.

A complaint has been filed in the Supreme Court of The State of New York, New York County (the “New York County Court”) on or about July 12, 2010 against us. The lawsuit arises out of a recapitalization agreement entered into on December 10, 2002 pursuant to which we issued Series E preferred stock to Bryanston Group, Inc. and Stanley Tollman, among others. The complaint is brought by Bryanston Group, Inc. and Stanley Tollman alleging that we breached the terms of the recapitalization agreement by (i) failing to use the funds from the 2009 investment by Kien Huat to redeem the Series E preferred shares and pay dividends on the shares; and (ii) paying in excess of $1 million per year in operating expenses (including paying the settlement to our former chief executive officer, Joseph Bernstein) while not redeeming the Series E preferred shares and paying dividends on the shares. The plaintiffs had sought a preliminary injunction to require us to put into escrow funds sufficient to pay the purchase price for the redemption of the Series E shares and the dividends. On August 30, 2010, the New York County Court denied plaintiffs’ request. On September 24, 2010, we filed a motion to dismiss the complaint. The Court denied our motion to dismiss the complaint on March 28, 2011. We filed an answer to the complaint. On April 20, 2012, plaintiffs filed a motion for leave to file an amended complaint. While we cannot predict the outcome of this litigation, we believe the lawsuit is without merit and will aggressively defend our interests.

Monticello Raceway Management, Inc. v. Concord Associates L.P.

On January 25, 2011, our subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who is a significant stockholder. The lawsuit seeks amounts that we believe are owed to us under an agreement between Concord, MRMI and the Monticello Harness Horsemen’s Association, Inc. (the “Horsemen’s Agreement”). Pursuant to the Horsemen’s Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord hotel and former Concord resort or July 31, 2011, we were to continue to pay to the Monticello Harness Horsemen’s Association, Inc. 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, we believe Concord owed us approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to us and on March 10, 2011 Concord filed a motion to dismiss, claiming that there was no shortfall because the term of the obligation was a two year period, not annually. We filed reply affirmations and requested that the Sullivan County Court treat Concord’s motion and our cross-motion as summary judgment motions. On June 23, 2011, the Court advised the parties that it would treat our cross-motion as a summary judgment motion. MRMI filed its reply affirmation on August 8, 2011. On November 4, 2011, the Sullivan County Court denied Concord’s motion to dismiss, and denied MRMI’s summary judgment motion without prejudice to renew after conducting pre-trial discovery. On December 8, 2011, MRMI filed an appeal of the denial of the summary judgment motion and on December 9, 2011, Concord filed a cross-appeal for the portion of the decision that denied Concord’s motion to dismiss. MRMI and Concord are engaging in pre-trial discovery. While we are unable at this time to estimate the likelihood of a favorable outcome in this matter, we intend to prosecute vigorously our claims against Concord.

Concord Associates, L.P. v. Entertainment Properties Trust

On March 7, 2012, Concord and various affiliates filed a complaint against EPR and us in the United States District Court for the Southern District of New York (the “SDNY”). The lawsuit arises out of our exclusivity agreement and option agreement with EPR for the potential development of the site of the EPT Property located in Sullivan County, New York. The complaint alleges EPR and we violated federal antitrust laws by preventing Concord from establishing a competing harness racetrack and VGM facility at the site of the former Concord Hotel in the Town of Thompson, New York, and monopolizing the market for “gaming and racing,” and “related markets for lodging, entertainment and resort tourism,” in the “Catskills Region”. The complaint further alleges we tortiously interfered with EPT’s performance of its contracts and business relations with Concord. The complaint seeks damages in an amount to be determined at trial but not less than $500 million (subject to automatic trebling under federal antitrust laws), unspecified punitive damages with respect to Concord’s tortious interference claims, and permanent injunctive relief against EPR and our agreements. On March 30, 2012, we requested a pre-motion conference concerning our proposed motion to dismiss the complaint. EPR also filed a pre-motion conference request. On April 4, 2012, Concord sent a letter to the SDNY in response to our request and requested that discovery begin immediately. A pre-motion conference was held on April 25, 2012: EPT and we agreed to provide very limited discovery with respect to their agreements to enable Concord to consider whether to amend its complaint. If Concord chooses to amend its complaint, it must do so by no later than June 18, 2012; if Concord does not amend its complaint, our proposed motion to dismiss shall be filed no later than June 18, 2012. Although we are continuing to assess our available options in terms of responding to this complaint, we believe this lawsuit is without merit and will aggressively defend our interests.

Other Proceedings

We are a party from time to time to various other legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Amendment No. 1 to Amended and Restated Employment Agreement, dated January 27, 2012, by and between Empire Resorts, Inc. and Joseph A. D’Amato. (1)

10.2	Letter Agreement, dated March 30, 2012, by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC. (2)

10.3	Letter Agreement, dated April 30, 2012, by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC. (3)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL).

(1)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s Current Report on Form 8-K (an “8-K”), filed with the Securities and Exchange Commission (the “Commission”) on February 2, 2012.
(2)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on April 2, 2012.
(3)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on May 2, 2012.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: May 15, 2012	/s/ Joseph A. D’Amato
Joseph A. D’Amato
Chief Executive Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: May 15, 2012	/s/ Laurette J. Pitts
Laurette J. Pitts
Chief Financial Officer

EXHIBIT INDEX

10.1	Amendment No. 1 to Amended and Restated Employment Agreement, dated January 27, 2012, by and between Empire Resorts, Inc. and Joseph A. D’Amato. (1)

10.2	Letter Agreement, dated March 30, 2012, by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC. (2)

10.3	Letter Agreement, dated April 30, 2012, by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC. (3)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL).

(1)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s Current Report on Form 8-K (an “8-K”), filed with the Securities and Exchange Commission (the “Commission”) on February 2, 2012.
(2)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on April 2, 2012.
(3)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on May 2, 2012.