Form 10-Q
period 2012-06-30
EMPIRE RESORTS INC
filed 2012-08-14
CIK 906780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of the issuer’s common stock, as of August 10, 2012 was 30,023,287.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMPIRE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,823	$14,601
Restricted cash	1,870	1,354
Accounts receivable, net	1,706	1,478
Prepaid expenses and other current assets	3,971	2,769

Total current assets	19,370	20,202
Property and equipment, net	26,934	27,494
Project development costs	5,933	957
Other assets	602	1,181

Total assets	$52,839	$49,834

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,235	$2,079
Accrued expenses and other current liabilities	7,439	5,450

Total current liabilities	9,674	7,529
Long-term loan, related party	17,426	17,426

Total liabilities	27,100	24,955

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000 shares authorized; $0.01 par value -
Series A, $1,000 per share liquidation value, none issued and outstanding	0	0
Series B, $29 per share liquidation value, 44 shares issued and outstanding	0	0
Series E, $10 per share redemption value, 1,731 shares issued and outstanding	6,855	6,855
Common stock, $0.01 par value, 150,000 shares authorized, 30,023 and 29,931 shares issued and outstanding in 2012 and 2011, respectively	300	299
Additional paid-in capital	145,553	145,204
Accumulated deficit	(126,969)	(127,479)

Total stockholders’ equity	25,739	24,879

Total liabilities and stockholders’ equity	$52,839	$49,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Gaming	$16,427	$16,146	$31,041	$29,019
Food, beverage, racing & other	3,296	2,877	6,330	5,196

Gross revenues	19,723	19,023	37,371	34,215
Less: Promotional allowances	(864)	(457)	(1,230)	(740)

Net revenues	18,859	18,566	36,141	33,475

Costs and expenses:
Gaming	11,776	11,498	22,546	21,374
Food, beverage, racing and other	2,746	2,624	5,495	5,012
Selling, general and administrative	3,372	2,808	6,103	4,895
Stock-based compensation	166	319	351	679
Depreciation	344	327	690	648

Total costs and expenses	18,404	17,576	35,185	32,608

Income from operations	455	990	956	867

Interest expense	(218)	(342)	(443)	(780)
Interest income	3	2	3	5

Income before income taxes	240	650	516	92
Income tax provision	0	0	(6)	0

Net income	240	650	510	92
Undeclared dividends on preferred stock	(388)	(388)	(776)	(776)

Net (loss) income applicable to common shares	$(148)	$262	$(266)	($684)

Weighted average common shares outstanding, basic	30,023	26,295	29,979	24,749

Weighted average common shares outstanding, diluted	30,023	38,318	29,979	24,749

(Loss) income per common share, basic	($0.00)	$0.01	($0.01)	($0.03)

(Loss) income per common share, diluted	($0.00)	$0.01	($0.01)	($0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$510	$92
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	690	648
Provision (recovery) of doubtful accounts	25	(63)
Stock-based compensation	351	679
Changes in operating assets and liabilities:
Restricted cash –NY Lottery and Purse Accounts	(702)	(345)
Accounts receivable	(253)	(90)
Prepaid expenses and other current assets	(1,203)	250
Other assets	579	579
Accounts payable	156	(152)
Accrued expenses and other current liabilities	(107)	(200)

Net cash provided by operating activities	46	1,398

Investing activities:
Purchases of property and equipment	(130)	(409)
Restricted cash - Racing capital improvement	186	27
Project development costs	(2,880)	0

Net cash used in investing activities	(2,824)	(382)

Financing activities:
Stock issuance costs	0	(126)

Net cash used in financing activities	0	(126)

Net (decrease) increase in cash and cash equivalents	(2,778)	890
Cash and cash equivalents, beginning of period	14,601	12,960

Cash and cash equivalents, end of period	$11,823	$13,850

Supplemental disclosures of cash flow information:
Interest paid	$445	$819
Non-cash investing and financing activities:
Common stock issued in settlement of preferred stock dividends	$234	$114
Repayment of long-term loan, related party with proceeds from stock issued in rights offering	$0	$17,574
Project development costs included in accrued expenses	$2,095	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A. Summary of Business and Basis for Presentation

Basis for Presentation

The condensed consolidated financial statements and notes as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 are unaudited and include the accounts of Empire Resorts, Inc. (“Empire”) and subsidiaries (the “Company”).

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

Liquidity

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations will be sufficient to meet its strategic and working capital requirements for at least the next twelve months. The adequacy of these resources to meet the Company’s liquidity needs beyond that period will depend on the Company’s growth, operating results, and ability to refinance or otherwise satisfy its long-term loan with a related party. If the Company requires additional capital resources to grow its business at a future date, it may seek to sell additional debt or equity. The sale of additional equity could result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company. See Note I. Subsequent Events.

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

On November 4, 2011, each holder of a New York racetrack license with a VGM facility, with the exception of Aqueduct who has a management agreement, received a joint letter (the “Letter”) from the NYL and the New York State Racing and Wagering Board (“RWB”), which notified the license holders that RWB has commenced its review of the holder’s racetrack license renewal application for calendar year 2012. The Letter said that, for the first time since the commencement of VGM operations, the NYL and RWB will be conducting a joint review of applicant license materials. While there has been no change to the laws governing racing or VGM operations, the Letter also indicated that the RWB is considering an open competition process for the re-award of licenses forfeited for failure to meet licensing and operating standards and is also considering whether all track licenses should be subject to an open competition for determining licensure for the 2013 calendar year. Generally, the annual license renewal process requires the RWB to review the financial responsibility, experience, character and general fitness of MRMI and its management. The Company cooperated fully with RWB and NYL during this annual review in pursuit of the renewal of MRMI’s racetrack and simulcast licenses. The Company submitted its 2012 license renewal applications and supplemental information to RWB and NYL. RWB informed the Company that MRMI continued to operate under the 2011 licenses prior to RWB’s formal action on MRMI’s 2012 license renewal applications. On May 30, 2012, the RWB granted MRMI’s license renewals through December 31, 2012, conditioned upon the Company’s continued cooperation with RWB staff regarding certain stockholders and the requirement that the Company immediately notify the RWB in the event of any change in percentages of Empire’s ownership and whether certain Empire stockholders vote their shares.

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

The enacted New York State budget includes legislation to replace the RWB and NYL with a Gaming Commission that will establish and supervise four divisions to carry out responsibilities relating to the regulation and enforcement of lottery, charitable gaming, gaming, and horse racing and pari-mutuel wagering. Each division will be supervised by a division director. The gaming division will be responsible for the appropriate operation and administration of the Company’s VGM operations and the horse racing and pari-mutuel wagering division will be responsible for the supervision, regulation and administration of the Company’s horse racing and pari-mutuel wagering activities. The Gaming Commission was expected to begin on or about October 1, 2012; however, as part of the New York Governor’s Program Bill #45, the Gaming Commission is expected to begin on or about February 1, 2013.

Development

On April 12, 2011, Empire announced it had executed an exclusivity agreement with Entertainment Properties Trust (“EPR”) and MSEG LLC to explore exclusively the joint development of the companies’ respective properties located in Sullivan County, New York. EPR’s subsidiary EPT Concord II, LLC (“EPT”) is the sole owner of 1,500 acres located at the site of the former Concord Resort (the “EPT Property”). The exclusivity agreement also committed the parties to work towards the execution of a master development agreement (the “Master Development Agreement”) to develop the EPT Property.

On December 21, 2011, the Company entered into an option agreement with EPT, which agreement was amended on March 30, 2012, April 30, 2012, May 30, 2012 and June 30, 2012 (as amended, (the “Option Agreement”). Pursuant to the Option Agreement, EPT granted the Company a sole and exclusive option (the “Option”) to lease certain EPT property located in Sullivan County, New York pursuant to the terms of a lease negotiated between the parties. The initial term of the Option Agreement expires on December 21, 2012 (the “Option Exercise Period”). In addition, subject to the conditions of the Option Agreement, the Option Exercise Period may be extended for one or more six month periods; provided, however, in no event shall the Option Exercise Period extend beyond June 30, 2013.

In connection with the execution of the Option Agreement, the Company paid EPT an option payment in the amount of $750,000 (the “Option Payment”) which was classified as project development costs. Any extension of the Option Exercise Period shall be accompanied by an additional option payment of $750,000. The Option may be exercised only to the extent the Company (or its affiliate) simultaneously exercises other options in connection with the master development agreement. Pursuant to the Option Agreement, the parties agreed to work towards entering into a master development agreement by October 1, 2012. In addition, the Company’s rights and EPT’s obligations pursuant to the Option Agreement are subject to certain existing EPT agreements. Subject to the terms and conditions of the Option Agreement, EPT shall not grant to any third party the right to lease the EPT Property during the Option Exercise Period.

On March 8, 2012, EPT and Empire presented an overview of the master plan for redevelopment of the former EPT Property in Sullivan County, New York to the Town of Thompson Town Board. In addition, on March 8, 2012, EPT and Empire formally submitted the proposed redevelopment plan to the Town of Thompson for an assessment of its environmental impact as prescribed by the State Environmental Quality Review (“SEQR”) provisions of the New York Environmental Conservation Law. Thereafter, EPT submitted the Draft Generic Environmental Impact Statement (DGEIS) and Draft Environmental Impact Statement (DEIS) to the Town of Thompson for the redevelopment plan. On July 25, 2012, the Town of Thompson provided EPT with the Notice of Completion of Draft DGEIS/DEIS and Notice of SEQR Hearing. The SEQR hearing is scheduled for August 28, 2012.

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

Food, beverage, racing and other revenue, includes food and beverage sales, racing revenue earned from pari-mutuel wagering on live harness racing and simulcast signals to and from other tracks and miscellaneous income. The Company recognizes racing revenues before deductions of such related expenses as purses, stakes and awards. The statutory elements of the racing revenues from Off-Track Betting Corporations are recognized as collected, due to uncertainty of receipt of and timing of payments.

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

The retail value amounts included in promotional allowances for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Food and beverage	$420	$160	$740	$463
Non-subsidized free play	317	198	250	104
Players club awards	127	99	240	173

Total retail value of promotional allowances	$864	$457	$1,230	$740

The estimated cost of providing complimentary food, beverages and other items for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Food and beverage	$429	$146	$756	$502
Non-subsidized free play	187	116	148	61
Players club awards	127	99	240	173

Total cost of promotional allowances	$743	$361	$1,144	$736

Accounts receivable

Accounts receivable, net of allowances, are stated as the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2012 and December 31, 2011, the Company recorded an allowance for doubtful accounts of approximately $202,000 and $177,000, respectively.

Earnings (loss) per common share

The Company computes basic earnings (loss) per share by dividing net income (loss) applicable to common shares by the weighted-average common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for the three months ended June 30, 2012 and the six months ended June 30, 2012 and 2011 were the same.

The following table shows the approximate number of common stock equivalents outstanding at June 30, 2012 and 2011 that could potentially dilute basic earnings per share in the future, but were not included in the calculation of diluted loss per share for the three months ended June 30, 2012, because their inclusion would have been anti-dilutive.

	Outstanding at June 30,
	2012	2011
Options	2,078,000	2,553,000
Warrants	1,083,000	1,083,000
Option matching rights	1,277,000	1,795,000
Restricted stock	170,000	17,000
Shares to be issued upon conversion of convertible debt	19,726,000	19,726,000

Total	24,334,000	25,174,000

Fair value

The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by

FASB, for its financial assets and liabilities that had not been previously carried at fair value. The Company’s financial instruments are comprised of current assets, current liabilities and a long-term loan, related party. Current assets and current liabilities approximate fair value due to their short-term nature. As of June 30, 2012, the Company’s management was unable to estimate reasonably the fair value of the long-term loan, related party due to the inability to obtain quotes for similar credit facilities.

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

Note C. Project Development Costs

In December 2011, the Company entered into the Option Agreement with EPT, which was amended on March 30, 2012, April 30, 2012, May 30, 2012 and June 30, 2012. Pursuant to the Option Agreement, EPT granted the Company the option to lease certain EPT property located in Sullivan County, New York pursuant to the terms of a lease negotiated between the parties. In connection with the execution of the Option Agreement, the Company paid EPT the Option Payment ($750,000) which is classified as project development costs. The option may be exercised only to the extent the Company (or its affiliate) simultaneously exercises other options in connection with the Master Development Agreement. In addition, the Company’s rights and EPT’s obligations pursuant to the Option Agreement are subject to certain existing EPT agreements. Subject to the terms and conditions of the Option Agreement, EPT shall not grant to any third party the right to lease the EPT Property during the Option Exercise Period.

In addition to the Option Payment, project development costs included other direct costs incurred by the Company in consummating the Option Agreement and related lease, as well as other project development costs for the EPT Property. At June 30, 2012, project development costs totaled approximately $5.9 million.

Note D. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Liability for horseracing purses	$1,098	$726
Accrued payroll	843	949
Accrued redeemable points	329	324
Liability to NYL	412	744
Liability for local progressive jackpot	596	419
Accrued professional fees	3,116	967
Accrued other	1,045	1,321

Total accrued expenses and other current liabilities	$7,439	$5,450

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

The Note provided that the Bridge Loan bears interest at a rate of 5% per annum, payable in cash in arrears monthly, during its initial term. The maturity date of the Bridge Loan was the earlier of the consummation of Empire’s rights offering and June 30, 2011 (the “Outside Date”). As of May 20, 2011, the date of the consummation of the rights offering, certain conditions were satisfied including the following: (1) five business days have passed after the date on which the rights issued in the proposed rights offering expire and the offering of Empire’s common stock pursuant thereto is terminated, (2) Empire prepaid the indebtedness in an amount equal to 100% of the aggregate amount of gross proceeds received by it pursuant to the rights offering, (3) the proceeds from the rights offering are insufficient to repay the Bridge Loan in full and Empire has not otherwise prepaid the Bridge Loan in full, and (4) no monetary or other material default as defined in the Loan Agreement is continuing, and thus, the maturity date of the remaining unpaid principal amount of the Bridge Loan was extended for a term of two years at an interest rate of 5% per annum convertible at a price equal to the exercise price of the rights issued in the rights offering (period of such extension is referred to as the “Extension Term”).

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

The Company consummated its rights offering on May 20, 2011 and the proceeds were used to satisfy approximately $17.6 million of the Bridge Loan. Pursuant to the Loan Agreement, the Company has satisfied the conditions to extend the maturity date of the Bridge Loan to May 17, 2013. See Note I. Subsequent Events.

Note F. Stockholders’ Equity

Stock-based compensation expense was approximately $167,000 and $319,000 for the three months ended June 30, 2012 and 2011, respectively, and approximately $351,000 and $679,000 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was approximately $407,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under Empire’s plans. That cost is expected to be recognized over the remaining vesting period of less than two years. This expected cost does not include the impact of any future stock-based compensation awards.

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

Note G. Concentration

One debtor, Churchill Downs, Incorporated represented approximately 19% and 11% of the total accounts receivable as of June 30, 2012 and December 31, 2011, respectively.

Note H. Commitments and Contingencies

Legal Proceedings

Bryanston Group v. Empire Resorts, Inc.

A complaint has been filed in the Supreme Court of The State of New York, New York County (the “New York County Court”) on or about July 12, 2010 against Empire. The lawsuit arises out of a recapitalization agreement entered into on December 10, 2002 pursuant to which the Company issued Series E preferred stock to Bryanston Group, Inc. and Stanley Tollman, among others. The original complaint was brought by Bryanston Group, Inc. and Stanley Tollman alleging that the Company breached the terms of the recapitalization agreement by (i) failing to use the funds from the 2009 investment by Kien Huat to redeem the Series E preferred shares and pay dividends on the shares; and (ii) paying in excess of $1 million per year in operating expenses (including paying the settlement to the Company’s former chief executive officer, Joseph Bernstein) while not redeeming the Series E preferred shares and paying dividends on the shares. The plaintiffs had sought a preliminary injunction to require the Company to put into escrow funds sufficient to pay the purchase price for the redemption of the Series E shares and the dividends. On August 20, 2010, the New York County Court denied plaintiffs’ request. On September 24, 2010, the Company filed a motion to dismiss the original complaint. The Court denied the Company’s motion to dismiss the original complaint on March 28, 2011. The Company filed an answer to the original complaint. On July 10, 2012, plaintiffs filed and served an amended complaint. The amended complaint, in addition to the allegations from the original complaint, alleges that the Company breached the terms of the recapitalization agreement in two additional ways by (i) failing to use the funds from the 2004 issuance of senior secured convertible notes to redeem the Series E preferred shares and pay dividends; and (ii) failing to use the funds from the 2010 investment by Kien Huat to redeem the Series E preferred shares and pay dividends. The Company filed its answer to the amended complaint on or about July 23, 2012. While the Company cannot predict the outcome of this litigation, it believes the lawsuit is without merit and will aggressively defend its interests.

Monticello Raceway Management, Inc. v. Concord Associates L.P.

On January 25, 2011, Empire’s subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who is a significant stockholder. The lawsuit seeks amounts that MRMI believes is owed to it under an agreement between Concord, MRMI and the Monticello Harness Horsemen’s Association, Inc. (the “Horsemen’s Agreement”). Pursuant to the Horsemen’s Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord hotel and former Concord resort or July 31, 2011, MRMI was to continue to pay to the Monticello Harness Horsemen’s Association, Inc. 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, MRMI believes Concord owed it approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to MRMI and on March 10, 2011 Concord filed a Motion to Dismiss, claiming that there was no shortfall because the term of the obligation was a two-year period, not annually. MRMI filed reply affirmations and requested that the Sullivan County Court treat Concord’s motion and the Company’s cross-motion as summary judgment motions. On June 23, 2011, the Court advised the parties that it would treat the Company’s cross-motion as a summary judgment motion. MRMI filed its reply affirmation on August 8, 2011. On November 4, 2011, the Sullivan County Court denied Concord’s motion to dismiss, and denied MRMI’s summary judgment motion without prejudice to renew after conducting pre-trial discovery. On December 8, 2011, MRMI filed an appeal of the denial of the summary judgment motion and on December 9, 2011, Concord Associates filed a cross-appeal for the portion of the decision that denied Concord’s motion to dismiss. MRMI and Concord are engaging in pre-trial discovery. While MRMI is unable at this time to estimate the likelihood of a favorable outcome in this matter, it intends to prosecute vigorously its claims against Concord.

Concord Associates, L.P. v. Entertainment Properties Trust

On March 7, 2012, Concord and various affiliates filed a complaint against EPR and the Company in the United States District Court for the Southern District of New York (the “SDNY”). The lawsuit arises out of the Company’s exclusivity agreement and option agreement with EPR for the potential development of the site of the EPT Property located in Sullivan County, New York. Following a pre-motion conference held on April 25, 2012, Concord and its affiliates filed an amended complaint on June 18, 2012, against EPR and the Company, and added Genting New York LLC and Kien Huat as defendants. The amended complaint asserts the same federal antitrust claims and seeks the same damages as in the original complaint alleging that all defendants have obstructed and delayed Concord from establishing a harness racetrack and VGM facility at the site of the former Concord Hotel in the Town of Thompson, New York, that would compete with other “reasonably accessible casinos/racinos for legal casino gaming business” and other “reasonably accessible casino hotel and resort facilities for tourism patrons” in the “New York-Northeastern New Jersey-Long Island, NY-NJ-PA Metropolitan Statistical Area.” As in the original complaint, Concord’s amended complaint further asserts that the Company has monopolized the market for “gaming and racing” in the “Catskills Region” and has tortiously interfered with EPT’s performance of its contracts and business relations with Concord. The amended complaint seeks damages in an amount to be determined at trial but not less than $500 million (subject to automatic trebling under federal antitrust laws), unspecified punitive damages with respect to Concord’s tortious interference claims, and permanent injunctive relief against EPR and the Company’s agreements. By Stipulation and Order entered by the SDNY on July 6, 2012, the Company shall answer, move or otherwise respond to the amended complaint by July 25, 2012. In letters dated July 25, 2012, the defendants requested a pre-motion conference concerning the Company’s proposed motion to dismiss the amended complaint. On July 27, 2012, Concord submitted a letter in response to the defendant letters. Although the Company is continuing to assess its available options in terms of responding to this amended complaint, the Company believes this lawsuit is without merit and will aggressively defend its interests.

Other Proceedings

The Company is a party from time to time to various other legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note I. Subsequent Events

On August 8, 2012, the Company and Kien Huat entered into Amendment No. 1 (the “Amendment”) to the Loan Agreement. Pursuant to the Amendment, the maturity date of the loan made pursuant to the Loan

Agreement (the “Loan”) was extended from May 17, 2013 to December 31, 2014. In consideration of the extension of the maturity date of the Loan, effective as of the Amendment Date, the rate of interest was amended to be 7.5% per annum in place of 5% per annum. In addition, the Company agreed to pay Kien Huat upon execution a one-time fee of $174,261, or 1% of the outstanding principal amount of the Loan as of the date of the Amendment. Except for these amendments, the Loan Agreement remains unchanged and in full force and effect.

On August 8, 2012, the Company adopted a cash bonus plan for the senior executives of the Company. Pursuant to the bonus plan, up to $350,000 shall be set aside for possible award to Joseph D’Amato, Laurette Pitts, Nanette Horner and Charles Degliomini for fiscal year 2012. Bonuses may be awarded to each of the named senior executives in amounts determined by the Compensation Committee of the Board of Directors and based upon the recommendation of Mr. D’Amato for the named senior executives other than himself. Bonuses totaling up to the $350,000 aggregate maximum under this plan may be awarded in the event MRMI’s earnings before interest, tax, depreciation and amortization (“EBITDA”) for the 2012 fiscal year meets or exceeds 80% of the target EBITDA that is established by the Compensation Committee at the beginning of each fiscal year. The aggregate maximum amount available for award pursuant to the bonus plan may be reduced in proportion to the amount by which MRMI’s EBITDA for the fiscal year misses the target EBITDA. The amount of individual bonuses awarded pursuant to the bonus plan will be based 50% upon whether MRMI met or exceeded its EBITDA target and 50% based upon individual performance in the fiscal year, which shall be recommended Mr. D’Amato and approved by the Compensation Committee. Awards shall be made pursuant to the bonus plan in the first quarter of the succeeding fiscal year.

On August 8, 2012, the Board of Directors appointed Laurette Pitts, the Company’s current Senior Vice President and Chief Financial Officer, as Chief Operating Officer of the Company. In addition to Ms. Pitts’ new title, Ms. Pitts will retain her current titles. In connection with such appointment, the Company expects to extend Ms. Pitts’ employment term from December 13, 2012 to December 31, 2014 and to increase her salary from $215,000 to $230,000 per year. Please see the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011, which was filed on March 19, 2012, for Ms. Pitts’ biographical information.

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

On November 4, 2011, each holder of a New York racetrack license with a VGM facility, with the exception of Aqueduct who has a management agreement, received a joint letter (the “Letter”) from the NYL and the New York State Racing and Wagering Board (“RWB”), which notified the license holders that RWB has commenced its review of the holder’s racetrack license renewal application for calendar year 2012. The Letter said that, for the first time since the commencement of VGM operations, the NYL and RWB will be conducting a joint review of applicant license materials. While there has been no change to the laws governing racing or VGM operations, the Letter also indicated that the RWB is considering an open competition process for the re-award of licenses forfeited for failure to meet licensing and operating standards and is also considering whether all track licenses should be subject to an open competition for determining licensure for the 2013 calendar year. Generally, the annual license renewal process requires the RWB to review the financial responsibility, experience, character and general fitness of MRMI and our management. We cooperated fully with RWB and NYL during this annual review in pursuit of the renewal of MRMI’s racetrack and simulcast licenses. We submitted our 2012 license renewal applications and supplemental information to RWB and NYL. RWB has informed us that MRMI continued to operate under the 2011 licenses prior to RWB’s formal action on MRMI’s 2012 license renewal applications. On May 30, 2012, the RWB granted MRMI’s license renewals through December 31, 2012, conditioned upon our continued cooperation with RWB staff regarding certain stockholders and the requirement that we immediately notify the RWB in the event of any change in percentages of our ownership and whether certain Empire stockholders vote their shares.

The enacted New York State budget includes legislation to replace the RWB and NYL with a Gaming Commission that will establish and supervise four divisions to carry out responsibilities relating to the regulation and enforcement of lottery, charitable gaming, gaming, and horse racing and pari-mutuel wagering. Each division will be supervised by a division director. The gaming division will be responsible for the appropriate operation and administration of our VGM operations and the horse racing and pari-mutuel wagering division will be responsible for the supervision, regulation and administration of our horse racing and pari-mutuel wagering activities. The Gaming Commission was expected to begin on or about October 1, 2012; however, as part of the New York Governor’s Program Bill #45 dated June 16, 2012, the Gaming Commission is expected to begin on or about February 1, 2013.

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

Development

On April 12, 2011, we announced the execution of an exclusivity agreement with Entertainment Properties Trust (“EPR”) and MSEG LLC to explore exclusively the joint development of the companies’ respective properties located in Sullivan County, New York. EPR’s subsidiary EPT Concord II, LLC (“EPT”), is the sole owner of 1,500 acres located at the site of the former Concord Resort (the “EPT Property”). The exclusivity agreement also committed the parties to work towards the execution of a master development agreement (the “Master Development Agreement”) to develop the EPT Property.

On December 21, 2011, we entered into an option agreement with EPT, which agreement was amended on March 30, 2012, April 30, 2012, May 30, 2012 and June 30, 2012 (as amended (the “Option Agreement”). Pursuant to the Option Agreement, EPT granted us a sole and exclusive option to lease certain EPT property located in Sullivan County, New York pursuant to the terms of a lease negotiated between the parties. The initial term of the Option Agreement expires on December 21, 2012 (the “Option Exercise Period”). In addition, subject to the conditions of the Option Agreement, the Option Exercise Period may be extended for one or more six month periods; provided, however, in no event shall the Option Exercise Period extend beyond June 30, 2013.

In connection with the execution of the Option Agreement, we paid EPT an option payment in the amount of $750,000 (the “Option Payment”). Any extension of the Option Exercise Period shall be accompanied by an additional option payment of $750,000. The Option may be exercised only to the extent we (or our affiliate) simultaneously exercise other options in connection with the master development agreement. Pursuant to the Option Agreement, the parties agreed to work towards entering into a master development agreement by October 1, 2012. In addition, our rights and EPT’s obligations pursuant to the Option Agreement are subject to certain existing EPT agreements. Subject to the terms and conditions of the Option Agreement, EPT shall not grant to any third party the right to lease the EPT Property during the Option Exercise Period.

On March 8, 2012, EPT and Empire presented an overview of the master plan for redevelopment of the EPT Property in Sullivan County, New York to the Town of Thompson Town Board. In addition, on March 8, 2012, EPT and Empire formally submitted the proposed redevelopment plan to the Town of Thompson for an assessment of its environmental impact as prescribed by the State Environmental Quality Review (“SEQR”) provisions of the New York Environmental Conservation Law. Thereafter, EPT submitted the Draft Generic

Environmental Impact Statement (DGEIS) and Draft Environmental Impact Statement (DEIS) to the Town of Thompson for the redevelopment plan. On July 25, 2012, the Town of Thompson provided EPT with the Notice of Completion of Draft DGEIS/DEIS and Notice of SEQR Hearing. The SEQR hearing is scheduled for August 28, 2012.

At June 30, 2012, project development costs totaled approximately $5.9 million.

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

In New York, we face competition for guests from Orange, Duchess and Ulster Counties in New York for our VGM operation from a VGM facility at Yonkers Raceway, located within the New York City metropolitan area. Yonkers Raceway has a harness horseracing facility, approximately 4,950 VGMs, food and beverage outlets and other amenities.

From time to time, New Jersey has reviewed options to place slot machines in various locations including the Meadowlands Racetrack located in Bergen County, NJ. There are currently bills pending in the New Jersey Assembly and the New Jersey Senate to allow establishment and operation of casinos in Bergen County no later than January 1, 2014, which would require, among other things, an amendment to the State Constitution. If passed, the bills would take effect upon approval by voters at a referendum held at a general election. We are uncertain of whether the referendum will be placed on the ballot in November 2012 and do not know if the constitutional amendment would be approved by the voters. Currently no slot machines or legalized full-scale casino gambling is permitted at the privately operated Meadowlands Racetrack and New Jersey Governor Chris Christie and Senate President Stephen Sweeney have stated publicly that they do not currently support permitting gambling at the Meadowlands Racetrack.

On November 8, 2011, the voters in New Jersey approved a constitutional amendment permitting the Legislature to authorize by law wagering at casinos in Atlantic City and at current or former running and harness horse racetracks on the results of professional, certain college, and amateur sport and athletic events. On January 9, 2012 the New Jersey State Legislature approved a bill that would allow the state Casino Control Commission to issue licenses to casinos and racetracks to accept bets on some professional and collegiate events. Governor Christie signed the legislation. The approved legislation, however, remains pending due to the existing federal ban on such wagering. To a lesser extent, Monticello Casino and Raceway faces competition from two casinos in Pennsylvania. In January 2010, the Pennsylvania legislature authorized and its Governor approved table games in its existing slot machine facilities. The legislation authorized all table games, including blackjack, craps, roulette, baccarat, and poker at thoroughbred and harness racetracks with slot machine facilities and stand-alone slot machine facilities. In addition, the legislation authorized the granting of credit to guests of the Pennsylvania casinos. Table games became operational in Pennsylvania’s casinos in July 2010. Both Pennsylvania casinos that we compete against have installed and offer table games. This legislation augmented the legislation passed in July 2004, whereby Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state, to permit table games at the slot machine facilities. As of July 31, 2012, there were eleven casinos in operation within Pennsylvania, with six located at racetracks. One such race track facility is the Mohegan Sun at Pocono Downs, which has approximately 2,300 slot machines and 84 table games, including 18 poker tables. The Mohegan Sun at Pocono Downs in Wilkes-Barre, Pennsylvania is approximately 70 miles southwest of Monticello. In addition, the Mount Airy Casino Resort has approximately 2,075 slot machines and 72 table games, including 11 poker tables, a hotel, spa and a golf course. The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello.

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

In 2001, the New York State Legislature and the New York State Governor authorized the building of three Native American casinos in the Catskills region of the State of New York. On November 22, 2010, former Governor Paterson of New York signed a land settlement agreement with the Stockbridge-Munsee Community Band of Mohican Indians, a Wisconsin based Tribe (“Stockbridge-Munsee Band”) with alleged roots in New York. As part of this land settlement, former Governor Paterson and the Stockbridge-Munsee Band executed a compact permitting the construction and operation of a Class III tribal casino on property located in Bridgeville, New York, approximately five miles from Monticello Casino and Raceway. On January 5, 2011, the United States Department of the Interior (“USDOI”) received the compact. Approval of the compact is a condition precedent to the land settlement agreement becoming effective. In addition to approving the compact, the USDOI must also authorize the taking of the land into trust for the benefit of the Stockbridge-Munsee Band. On February 18, 2011, the USDOI notified New York State Governor Cuomo and the Stockbridge-Munsee Band that the compact is disapproved because the limitations on the use of the land violate the Indian Gaming Regulatory Act. The USDOI indicated that it did not have enough information to conduct analysis on the compact’s revenue sharing or exclusivity provisions and it also had outstanding questions regarding the relationship between the compact and the proposed settlement agreement. Newspaper reports indicate that the Stockbridge-Munsee Band recently filed an updated application to have the USDOI take 330 acres in the Catskills region into trust. The USDOI began consulting with state and local officials and other nearby Indian Tribes, as required by the Indian Gaming Regulatory Act, regarding the Stockbridge-Munsee Band’s request. The USDOI sent a letter to interested parties asking the addressees for input on whether or not the gaming establishment on the 330 acres to be held in trust for the Stockbridge-Munsee Band would be detrimental to the surrounding community. The responses will be used by the USDOI to develop proposed findings of fact related to the Stockbridge-Munsee Band’s application. We are unable to predict when or if the compact will be resubmitted to the USDOI or whether taking the land into trust will require an Act of Congress. Throughout 2011 several tribal and other entities, have reportedly expressed an interest in gaming in the Catskill region of New York, and in particular, Sullivan County. However, to date, no governmental action has been taken by the State of New York to enable such entities to engage in legalized gaming activities. We are unable to determine when or if any tribal or other entities would request or obtain the ability to engage in legalized gaming activities in the Catskill region.

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

Results of Operations

The results of operations for three months ended June 30, 2012 and 2011 (unaudited) are summarized below:

	2012	2011	Variance	Percentage variance
	(dollars in thousands)
Revenues:
Gaming	$16,427	$16,146	$281	2%
Food, beverage, racing and other	3,296	2,877	419	15%

Gross revenues	19,723	19,023	700	4%
Less: Promotional allowances	(864)	(457)	(407)	89%

Net revenues	18,859	18,566	293	2%

Costs and expenses:
Gaming	11,776	11,498	278	2%
Food, beverage, racing and other	2,746	2,624	122	5%
Selling, general and administrative	3,372	2,808	564	20%
Stock-based compensation	166	319	(153)	(48)%
Depreciation	344	327	17	5%

Total costs and expenses	18,404	17,576	828	5%

Income from operations	455	990	(535)	(54)%
Interest expense	(218)	(342)	124	(36)%
Interest income	3	2	1	50%

Income before income taxes	240	650	(410)	(63)%

Income tax provision	0	0		0%

Net income	$240	$650	$(410)	(63)%

Gaming revenue

Gaming revenue increased by $281,000, or 2%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. Our daily patron visits increased 3% and the average daily win per unit increased 2% from $159.85 for the three months ended June 30, 2011 to $162.62 for the three months ended June 30, 2012, as we continue to concentrate our marketing efforts on more profitable guests and programs to increase loyalty. Our VGM hold percentage was 6.9% and 7.1% for the three months ended June 30, 2012 and 2011, respectively.

Food, beverage, racing and other revenue

Food, beverage, racing and other revenue increased by $419,000, or 15%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, due to increased food, beverage and other revenues of $100,000 and racing revenue of $314,000.

Food, beverage and other revenues increased primarily due to higher food and beverage promotional offers compared to a reduced food and beverage promotional program offered in 2011. Racing revenue increased primarily due to the receipt of most of the Off-Track Betting Corporations (“OTB’s”) statutory payments of $314,000; that due to the uncertainty of collection, are accounted for as revenue when received.

Promotional allowances

Promotional allowances increased by $407,000, or 89%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to increased food and beverage comps of $259,000 and non-subsidized free play of $119,000. The increase in food and beverage comps is primarily due to a reduction of food and beverage comp expense of $167,000 in 2011 due to a change in marketing strategy. The food and beverage point program was modified to permit certain players to redeem their accumulated food points for non-subsidized free play. This program spanned multiple months and most players did not redeem their food points for non-subsidized free play until the third quarter of 2011. In 2012, we have increased our food and beverage comp program, as well as our non-subsidized free play offerings accounting for the remaining increases in food and beverage comps and non-subsidized free play.

Gaming costs

Gaming costs increased by $278,000, or 2%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to an increase in NYL and other commissions of $193,000 resulting from higher gaming revenue as compared to the same period in the prior year. Other gaming costs related to equipment and HVAC repairs of $47,000 and higher gaming payroll costs of $45,000 also contributed to this variance.

Food, beverage, racing and other costs

Food, beverage, racing and other costs increased approximately $122,000, or 5%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to an increase in food, beverage, racing and other payroll and benefit cost of $58,000, Racing costs increased due to purses of $50,000 resulting from the higher gaming revenue and the horsemen’s share of the statutory payments received from the OTB’s as compared to the same period in the prior year.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $564,000, or 20%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to an increase in professional fees of $499,000 as a result of higher legal costs of $477,000 and other administrative costs of $50,000.

Stock-based compensation expense

Stock-based compensation decreased $153,000, or 48%, primarily as a result of a smaller amount of options vesting and granted to directors and officers for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Interest expense

Interest expense decreased $124,000, or 36%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, due to a reduction in debt outstanding.

Results of Operations

The results of operations for six months ended June 30, 2012 and 2011 (unaudited) are summarized below:

	2012	2011	Variance	Percentage variance
	(dollars in thousands)
Revenues:
Gaming	$31,041	$29,019	$2,022	7%
Food, beverage, racing and other	6,330	5,196	1,134	22%

Gross revenues	37,371	34,215	3,156	9%
Less: Promotional allowances	(1,230)	(740)	(490)	66%

Net revenues	36,141	33,475	2,666	8%

Costs and expenses:
Gaming	22,546	21,374	1,172	5%
Food, beverage, racing and other	5,495	5,012	483	10%
Selling, general and administrative	6,103	4,895	1,208	25%
Stock-based compensation	351	679	(328)	(48)%
Depreciation	690	648	42	6%

Total costs and expenses	35,185	32,608	2,577	8%

Income from operations	956	867	89	10%
Interest expense	(443)	(780)	337	(43)%
Interest income	3	5	(2)	(40)%

Income before income taxes	516	92	424	461%

Income tax provision	(6)	0	(6)	0%

Net income	$510	$92	$418	454%

Gaming revenue

Gaming revenue increased by $2 million, or 7%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. Our daily patron visits increased 5%; and the average daily win per unit increased 6% from $144.44 for the six months ended June 30, 2011 to $153.65 for the six months ended June 30, 2012, as we continue to concentrate our marketing efforts on more high valued gaming guests. Our VGM hold percentage was 7.1% and 7.2% for the six months ended June 30, 2012 and 2011, respectively.

Food, beverage, racing and other revenue

Food, beverage, racing and other revenue increased by $1.1 million, or 22%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, due to increased food, beverage and other revenues of $183,000 and racing revenue of $951,000.

Food, beverage and other revenues increased primarily due to higher food cash sales due to a favorable pricing structure and more visits, as well as an enhanced food and beverage promotional program compared to a reduced program in 2011; which permitted the redemption of food points for non-subsidized free play. Racing revenue increased primarily due to the receipt of most of the Off-Track Betting Corporations (“OTB’s”) statutory payments of $797,000; that due to the uncertainty of collection are accounted for as revenue when received.

Promotional allowances

Promotional allowances increased by $490,000, or 66%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to increased food and beverage comps of $277,000 and non-subsidized free play of $146,000. The increase in food and beverage comps is primarily due to a reduction of food and beverage comp expense of $167,000 in 2011 due to a change in marketing strategy. The food and beverage point program was modified to permit certain players to redeem their accumulated food points for non-subsidized free play. This program spanned multiple months and most players did not redeem their food points for non-subsidized free play until the third quarter of 2011. In 2012, we have increased our food and beverage comp program, as well as our non-subsidized free play offerings accounting for the remaining increases in food and beverage comps and non-subsidized free play.

Gaming costs

Gaming costs increased by $1.2 million, or 5%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to an increase in NYL and other commissions of $1.1 million resulting from higher gaming revenue over last year.

Food, beverage, racing and other costs

Food, beverage, racing and other costs increased approximately $483,000, or 10%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to an increase in food, beverage, racing and other payroll and benefit costs of $149,000. Racing costs increased due to purses of $276,000 resulting from the higher gaming revenue and the horsemen’s share of the statutory payments received from the OTB’s during the six months ended June 30, 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $1.2 million, or 25%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to an increase in professional fees of $1.0 million resulting from higher legal costs of $840,000 and other administrative costs of $135,000.

Stock-based compensation expense

Stock-based compensation decreased $328,000, or 48%, primarily as a result of a smaller amount of options vesting and granted to directors and officers for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Interest expense

Interest expense decreased $337,000, or 43%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, due to a reduction in debt outstanding.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We anticipate that our current cash and cash equivalents and cash generated from operations will be sufficient to meet our strategic and working capital requirements for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, operating results, and ability to refinance or otherwise satisfy our obligations under our long-term loan with a related party. If we require additional capital resources to grow our business at a future date, we may seek to sell additional debt or equity. The sale of additional equity could result in additional dilution to our existing stockholders and financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

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

The Note provided that the Bridge Loan bears interest at a rate of 5% per annum, payable in cash in arrears monthly, during its initial term. The maturity date of the Bridge Loan was the earlier of the consummation of our rights offering and June 30, 2011 (the “Outside Date”). As of May 20, 2011, the date of the consummation of the rights offering described below, certain conditions were satisfied including the following: (1) five business days have passed after the date on which the rights issued in the rights offering expire and the offering of our common stock pursuant thereto is terminated, (2) we prepaid the indebtedness in an amount equal to 100% of the aggregate amount of gross proceeds received by us for exercised rights pursuant to the rights offering, (3) the proceeds from the rights offering are insufficient to repay the Bridge Loan in full and we have not otherwise prepaid the Bridge Loan in full, and (4) no monetary or other material default as defined in the Loan Agreement is continuing, and thus, the maturity date of the remaining unpaid principal amount of the Bridge Loan was extended for a term of two years at an interest rate of 5% per annum convertible at a price equal to the exercise price of the rights issued in the rights offering (period of such extension is referred to as the “Extension Term”).

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

On August 8, 2012, we and Kien Huat entered into Amendment No. 1 (the “Amendment”) to the Loan Agreement. Pursuant to the Amendment, the maturity date of the loan made pursuant to the Loan Agreement (the “Loan”) was extended from May 17, 2013 to December 31, 2014. In consideration of the extension of the maturity date of the Loan, effective as of the Amendment Date, the rate of interest was amended to be 7.5% per annum in place of 5% per annum. In addition, we agreed to pay Kien Huat upon execution a one-time fee of $174,261, or 1% of the outstanding principal amount of the Loan as of the date of the Amendment. Except for these amendments, the Loan Agreement remains unchanged and in full force and effect.

As of June 30, 2012, we had total current assets of approximately $19.4 million and current liabilities of approximately $9.7 million. We expect that we will be able to fund our operations in the ordinary course over at least the next twelve months.

Net cash provided by operating activities was approximately $46,000 and approximately $1.4 million during the six months ended June 30, 2012 and 2011, respectively. The decrease was primarily due to an Empire Zone real estate tax credit due to us of approximately $1.2 million.

Net cash used in investing activities was approximately $2.8 million and $382,000 for the six months ended June 30, 2012 and 2011, respectively. The increase was primarily a result of higher project development costs of approximately $2.9 million incurred related to the EPT Property development offset by a reduction in restricted cash-racing capital improvement of $186,000 during the six months ended June 30, 2012.

Net cash used in financing activities was approximately $0 and $126,000 during the six months ended June 30, 2012 and 2011, respectively.

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

We carried out an evaluation as of June 30, 2012 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings.

Changes in Our Financial Reporting Internal Controls.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Bryanston Group v. Empire Resorts, Inc.

A complaint has been filed in the Supreme Court of The State of New York, New York County (the “New York County Court”) on or about July 12, 2010 against us. The lawsuit arises out of a recapitalization agreement entered into on December 10, 2002 pursuant to which we issued Series E preferred stock to Bryanston Group, Inc. and Stanley Tollman, among others. The original complaint was brought by Bryanston Group, Inc. and Stanley Tollman alleging that we breached the terms of the recapitalization agreement by (i) failing to use the funds from the 2009 investment by Kien Huat to redeem the Series E preferred shares and pay dividends on the shares; and (ii) paying in excess of $1 million per year in operating expenses (including paying the settlement to our former chief executive officer, Joseph Bernstein) while not redeeming the Series E preferred shares and paying dividends on the shares. The plaintiffs had sought a preliminary injunction to require us to put into escrow funds sufficient to pay the purchase price for the redemption of the Series E shares and the dividends. On August 30, 2010, the New York County Court denied plaintiffs’ request. On September 24, 2010, we filed a motion to dismiss the original complaint. The Court denied our motion to dismiss the original complaint on March 28, 2011. We filed an answer to the original complaint. On July 10, 2012, plaintiffs filed and served an amended complaint. The amended complaint, in addition to the allegations from the original complaint, alleges that we breached the terms of the recapitalization agreement in two additional ways by (i) failing to use the funds from the 2004 issuance of senior secured convertible notes to redeem the Series E preferred shares and pay dividends; and (ii) failing to use the funds from the 2010 investment by Kien Huat to redeem the Series E preferred shares and pay dividends. We filed our answer to the amended complaint on or about July 23, 2012. While we cannot predict the outcome of this litigation, we believe the lawsuit is without merit and will aggressively defend our interests.

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

Concord Associates, L.P. v. Entertainment Properties Trust

On March 7, 2012, Concord and various affiliates filed a complaint against EPR and us in the United States District Court for the Southern District of New York (the “SDNY”). The lawsuit arises out of our exclusivity agreement and option agreement with EPR for the potential development of the site of the EPT Property located in Sullivan County, New York. Following a pre-motion conference held on April 25, 2012, Concord and its affiliates filed an amended complaint on June 18, 2012, against EPR and us, and added Genting New York LLC and Kien Huat as defendants. The amended complaint asserts the same federal antitrust claims and seeks the same damages as in the original complaint alleging that all defendants have obstructed and delayed Concord from establishing a harness racetrack and VGM facility at the site of the former Concord Hotel in the Town of Thompson, New York, that would compete with other “reasonably accessible casinos/racinos for legal casino gaming business” and other “reasonably accessible casino hotel and resort facilities for tourism patrons” in the “New York-Northeastern New Jersey-Long Island, NY-NJ-PA Metropolitan Statistical Area.” As in the original complaint, Concord’s amended complaint further asserts that the Company has monopolized the market for “gaming and racing” in the “Catskills Region” and has tortiously interfered with EPT’s performance of its contracts and business relations with Concord. The amended complaint seeks damages in an amount to be determined at trial but not less than $500 million (subject to automatic trebling under federal antitrust laws), unspecified punitive damages with respect to Concord’s tortious interference claims, and permanent injunctive relief against EPR and our agreements. By Stipulation and Order entered by the SDNY on July 6, 2012, we, shall answer, move or otherwise respond to the amended complaint by July 25, 2012. In letters dated July 25, 2012, the defendants requested a pre-motion conference concerning our proposed motion to dismiss the amended complaint. On July 27, 2012, Concord submitted a letter in response to the defendant letters. Although we are continuing to assess our available options in terms of responding to this amended complaint, we believe this lawsuit is without merit and will aggressively defend our interests.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 8, 2012, we and Kien Huat entered into Amendment No. 1 (the “Amendment”) to the Loan Agreement. Pursuant to the Amendment, the maturity date of the loan made pursuant to the Loan Agreement (the “Loan”) was extended from May 17, 2013 to December 31, 2014. In consideration of the extension of the maturity date of the Loan, effective as of the Amendment Date, the rate of interest was amended to be 7.5% per annum in place of 5% per annum. In addition, we agreed to pay Kien Huat upon execution a one-time fee of $174,261, or 1% of the outstanding principal amount of the Loan as of the date of the Amendment. Except for these amendments, the Loan Agreement remains unchanged and in full force and effect.

On August 8, 2012, we adopted a cash bonus plan for our senior executives. Pursuant to the bonus plan, up to $350,000 shall be set aside for possible award to Joseph D’Amato, Laurette Pitts, Nanette Horner and Charles Degliomini for fiscal year 2012. Bonuses may be awarded to each of the named senior executives in amounts determined by the Compensation Committee of the Board of Directors and based upon the recommendation of Mr. D’Amato for the named senior executives other than himself. Bonuses totaling up to the $350,000 aggregate maximum under this plan may be awarded in the event our earnings before interest, tax, depreciation and amortization (“EBITDA”) for the 2012 fiscal year meets or exceeds 80% of the target EBITDA that is established by the Compensation Committee at the beginning of each fiscal year. The aggregate maximum amount available for award pursuant to the bonus plan may be reduced in proportion to the amount by which our EBITDA for the fiscal year misses the target EBITDA. The amount of individual bonuses awarded pursuant to the bonus plan will be based 50% upon whether we met or exceeded our EBITDA target and 50% based upon individual performance in the fiscal year, which shall be recommended by Mr. D’Amato and approved by the Compensation Committee. Awards shall be made pursuant to the bonus plan in the first quarter of the succeeding fiscal year.

On August 8, 2012, the Board of Directors appointed Laurette Pitts, our current Senior Vice President and Chief Financial Officer, as Chief Operating Officer of the Company. In addition to Ms. Pitts’ new title, Ms. Pitts will retain her current titles. In connection with such appointment, we expect to extend Ms. Pitts’ employment term from December 13, 2012 to December 31, 2014 and to increase her salary from $215,000 to $230,000 per year. Please see our annual report on Form 10-K for the fiscal year ended December 31, 2011, which was filed on March 19, 2012, for Ms. Pitts’ biographical information.

On August 8, 2012, the Board of Directors set the date for the 2012 Annual Meeting of Stockholders (the “Annual Meeting”) as November 6, 2012. The record date, time and location of the Annual Meeting will be as set forth in our proxy statement for the Annual Meeting. Because the date of the upcoming Annual Meeting is more than 30 days before the anniversary of the 2011 Annual Meeting of Stockholders, the previously disclosed deadlines for submitting proposals or nominations to us are inapplicable. Stockholders wishing to submit proposals or nominations must do so in writing not later than the close of business on September 14, 2012, to us at our offices at c/o Monticello Casino and Raceway, Route 17B, P.O. Box 5013, Monticello, New York 12701.

ITEM 6. EXHIBITS

10.1	Letter Agreement, dated May 30, 2012, by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC. (1)

10.2	Letter Agreement, dated June 30, 2012, by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC. (2)

10.3	Employment Agreement, dated June 29, 2012, by and between Empire Resorts, Inc. and Charles Degliomini. (3)

10.4	Loan Agreement Amendment No. 1, dated August 8, 2012, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL).

(1)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s Current Report on Form 8-K (an “8-K”), filed with the Securities and Exchange Commission (the “Commission”) on May 31, 2012.

(2)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on July 6, 2012 (the “7/6/2012 8-K”).
(3)	Incorporated by reference to Exhibit 10.2 to the 7/6/2012 8-K.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: August 14, 2012	/s/ Joseph A. D’Amato
Joseph A. D’Amato
Chief Executive Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: August 14, 2012	/s/ Laurette J. Pitts
Laurette J. Pitts
Chief Financial Officer

EXHIBIT INDEX

10.1	Letter Agreement, dated May 30, 2012, by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC. (1)

10.2	Letter Agreement, dated June 30, 2012, by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC. (2)

10.3	Employment Agreement, dated June 29, 2012, by and between Empire Resorts, Inc. and Charles Degliomini. (3)

10.4	Loan Agreement Amendment No. 1, dated August 8, 2012, by and between Empire Resorts, Inc and Kien Huat Realty III Limited.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL).

(1)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s Current Report on Form 8-K (an “8-K”), filed with the Securities and Exchange Commission (the “Commission”) on May 31, 2012.
(2)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on July 6, 2012 (the “7/6/2012 8-K”).
(3)	Incorporated by reference to Exhibit 10.2 to the 7/6/2012 8-K.