Form 10-Q
period 2012-09-30
EMPIRE RESORTS INC
filed 2012-11-13
CIK 906780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-12522

EMPIRE RESORTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3714474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Monticello Casino and Raceway 204 State Route 17B, P.O. Box 5013 Monticello, New York	12701
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock, as of November 8, 2012 was 30,023,287.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMPIRE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,056	$14,601
Restricted cash	1,655	1,354
Accounts receivable, net	1,808	1,478
Prepaid expenses and other current assets	4,407	2,769

Total current assets	17,926	20,202
Property and equipment, net	26,648	27,494
Project development costs	6,338	957
Other assets	1,068	1,181

Total assets	$51,980	$49,834

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,713	$2,079
Accrued expenses and other current liabilities	6,343	5,450

Total current liabilities	8,056	7,529
Long-term loan, related party	17,426	17,426

Total liabilities	25,482	24,955

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 5,000 shares authorized; $0.01 par value -
Series A, $1,000 per share liquidation value, none issued and outstanding	0	0
Series B, $29 per share liquidation value, 44 shares issued and outstanding	0	0
Series E, $10 per share redemption value, 1,731 shares issued and outstanding	6,855	6,855

Common stock, $0.01 par value, 150,000 shares authorized, 30,023 and 29,931 shares issued and outstanding in 2012 and 2011, respectively	300	299
Additional paid-in capital	145,708	145,204
Accumulated deficit	(126,365)	(127,479)

Total stockholders’ equity	26,498	24,879

Total liabilities and stockholders’ equity	$51,980	$49,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Gaming	$17,593	$17,661	$48,634	$46,681
Food, beverage, racing & other	3,096	3,347	9,426	8,543

Gross revenues	20,689	21,008	58,060	55,224
Less: Promotional allowances	(969)	(946)	(2,199)	(1,687)

Net revenues	19,720	20,062	55,861	53,537

Costs and expenses:
Gaming	12,536	12,344	35,082	33,718
Food, beverage, racing and other	2,744	2,815	8,239	7,827
Selling, general and administrative	3,028	3,179	9,131	8,075
Stock-based compensation	155	302	506	981
Depreciation	346	333	1,036	981

Total costs and expenses	18,809	18,973	53,994	51,582

Income from operations	911	1,089	1,867	1,955

Amortization	(12)	0	(12)	0
Interest expense	(286)	(223)	(729)	(1,002)
Interest income	1	1	4	5

Income before income taxes	614	867	1,130	958
Income tax provision	(10)	0	(16)	0

Net income	604	867	1,114	958
Undeclared dividends on preferred stock	(388)	(388)	(1,164)	(1,164)

Net income (loss) applicable to common shares	$216	$479	$(50)	($206)

Weighted average common shares outstanding, basic	30,116	29,864	29,994	26,473

Weighted average common shares outstanding, diluted	30,286	29,881	29,994	26,473

Income (loss) per common share, basic	$0.01	$0.02	($0.00)	($0.01)

Income (loss) per common share, diluted	$0.01	$0.02	($0.00)	($0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$1,114	$958
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,036	981
Provision (recovery) of doubtful accounts	25	(62)
Loss on disposal of property and equipment	(5)	0
Stock-based compensation	506	981
Changes in operating assets and liabilities:
Restricted cash –NY Lottery and Purse Accounts	(463)	(153)
Accounts receivable	(355)	43
Prepaid expenses and other current assets	(1,639)	(345)
Other assets	113	270
Accounts payable	(366)	(206)
Accrued expenses and other current liabilities	(607)	498

Net cash (used in) provided by operating activities	(641)	2,965

Investing activities:
Purchases of property and equipment	(185)	(623)
Restricted cash - Racing capital improvement	162	10
Project development costs	(3,881)	0

Net cash used in investing activities	(3,904)	(613)

Financing activities:
Stock issuance costs	0	(141)

Net cash used in financing activities	0	(141)

Net (decrease) increase in cash and cash equivalents	(4,545)	2,211
Cash and cash equivalents, beginning of period	14,601	12,960

Cash and cash equivalents, end of period	$10,056	$15,171

Supplemental disclosures of cash flow information:
Interest paid	$714	$1,041

Non-cash investing and financing activities:
Common stock issued in settlement of preferred stock dividends	$234	$114
Repayment of long-term loan, related party with proceeds from stock issued in rights offering	$0	$17,574
Project development costs included in accrued expenses	$1,499	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note A. Summary of Business and Basis for Presentation

Basis for Presentation

The condensed consolidated financial statements and notes as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 are unaudited and include the accounts of Empire Resorts, Inc. (“Empire”) and subsidiaries (the “Company”).

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

Liquidity

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations will be sufficient to meet its strategic and working capital requirements for at least the next twelve months. The adequacy of these resources to meet the Company’s liquidity needs beyond that period will depend on the Company’s growth, operating results, and ability to refinance or otherwise satisfy its long-term loan with a related party. If the Company requires additional capital resources to either grow its business at a future date, or the development of property in Sullivan County, New York discussed below, or in connection with the settlement of, or loss in, any pending litigation, it may raise additional capital in the form of debt or equity. The sale of additional equity could result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.

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

The RWB and NYL are expected to be replaced with a Gaming Commission on or about February 1, 2013. The Company expects the Gaming Commission will establish and supervise four divisions to carry out responsibilities relating to the regulation and enforcement of lottery, charitable gaming, gaming, and horse racing and pari-mutuel wagering. Each division would be supervised by a division director. The gaming division would be responsible for the appropriate operation and administration of the Company’s VGM operations and the horse racing and pari-mutuel wagering division would be responsible for the supervision, regulation and administration of the Company’s horse racing and pari-mutuel wagering activities. The Company cannot ensure that the new Gaming Commission will interpret or apply the existing regulations as previously applied by the RWB and NYL. The Company has joined with other VGM facility operators in New York State to form the New York Gaming Association, whose principal effort is to seek approval for passage of a constitutional amendment authorizing table games at the VGM facilities in New York, which would permit the Company to develop and operate a full-scale casino which would include slot machines and table game wagering and the extension of credit. Generally, a constitutional amendment must be approved by both houses of the New York State Legislature (“Legislature”), approved again by a newly elected Legislature, and approved by the voters at a general election, in which instance it becomes effective on the following January 1. On March 15, 2012, Governor Andrew Cuomo, Assembly Speaker Sheldon Silver and Senate Majority Leader Dean Skelos announced that a constitutional amendment authorizing up to seven non-tribal casinos at locations to be determined by the Legislature, was approved by the Legislature. A newly elected Legislature would have to pass the amendment again next year before it goes to a general referendum in November 2013. However, there can be no assurance given that an amendment to the New York State Constitution to permit full-scale casino gaming will be passed in a timely manner, or at all, or that, if such amendment were passed, the Company would be able to effectively develop and operate a full-scale casino.

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

On December 21, 2011, the Company entered into an option agreement with EPT, which agreement was most recently amended on October 31, 2012 (as amended, the “Option Agreement”). Pursuant to the Option Agreement, EPT granted the Company a sole and exclusive option (the “Option”) to lease certain EPT property located in Sullivan County, New York pursuant to the terms of a lease negotiated between the parties. The initial term of the Option Agreement expires on February 20, 2013 (the “Option Exercise Period”). In addition, subject to the conditions of the Option Agreement, the Option Exercise Period may be extended for one or more six month periods; provided, however, in no event shall the Option Exercise Period extend beyond June 30, 2013.

In connection with the execution of the Option Agreement, the Company paid EPT an option payment in the amount of $750,000 (the “Option Payment”) which was classified as project development costs. Any extension of the Option Exercise Period shall be accompanied by an additional option payment of $750,000. The Option may be exercised only to the extent the Company (or its affiliate) simultaneously exercises other options in connection with the master development agreement. Pursuant to the Option Agreement, the parties agreed to work towards entering into a master development agreement by November 30, 2012. In addition, the Company’s rights and EPT’s obligations pursuant to the Option Agreement are subject to certain existing EPT agreements. Subject to the terms and conditions of the Option Agreement, EPT shall not grant to any third party the right to lease the EPT Property during the Option Exercise Period.

On March 8, 2012, EPT and Empire presented an overview of the master plan for redevelopment of the former EPT Property in Sullivan County, New York to the Town of Thompson Town Board. In addition, on March 8, 2012, EPT and Empire formally submitted the proposed redevelopment plan to the Town of Thompson for an assessment of its environmental impact as prescribed by the State Environmental Quality Review (“SEQR”) provisions of the New York Environmental Conservation Law. Thereafter, EPT submitted the Draft Generic Environmental Impact Statement (DGEIS) and Draft Environmental Impact Statement (DEIS) to the Town of Thompson for the redevelopment plan. On July 25, 2012, the Town of Thompson provided EPT with the Notice of Completion of Draft DGEIS/DEIS and Notice of SEQR Hearing. The SEQR hearing was held on August 28, 2012. We expect the Town of Thompson to prepare and file the Final Generic Environmental Impact Statement and Final Environmental Impact Statement on or before December 4, 2012.

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

The retail value amounts included in promotional allowances for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Food and beverage	$393	$445	$1,133	$907
Non-subsidized free play	407	355	657	459
Players club awards	169	146	409	321

Total retail value of promotional allowances	$969	$946	$2,199	$1,687

The estimated cost of providing complimentary food, beverages and other items for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Food and beverage	$382	$408	$1,138	$908
Non-subsidized free play	240	210	388	271
Players club awards	169	146	409	321

Total cost of promotional allowances	$791	$764	$1,935	$1,500

Accounts receivable

Accounts receivable, net of allowances, are stated as the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2012 and December 31, 2011, the Company recorded an allowance for doubtful accounts of approximately $202,000 and $177,000, respectively.

Earnings (loss) per common share

The Company computes basic earnings (loss) per share by dividing net income (loss) applicable to common shares by the weighted-average common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for the nine months ended September 30, 2012 and 2011 were the same.

The following table shows the approximate number of common stock equivalents outstanding at September 30, 2012 and 2011 that could potentially dilute basic earnings per share in the future.

	Outstanding at September 30,
	2012	2011
Options	2,077,000	2,548,000
Warrants	1,083,000	1,083,000
Option matching rights	1,276,000	1,790,000
Restricted stock	170,000	17,000
Shares to be issued upon conversion of convertible debt	19,726,000	19,726,000

Total	24,332,000	25,164,000

The 170,000 and 17,000 shares of restricted stock were included in the diluted weighted average shares to calculate the diluted earnings per share for the three months ended September 30, 2012 and 2011, respectively.

Fair value

The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by FASB, for its financial assets and liabilities that had not been previously carried at fair value. The Company’s financial instruments are comprised of current assets, current liabilities and a long-term loan, related party. Current assets and current liabilities approximate fair value due to their short-term nature. As of September 30, 2012, the Company’s management was unable to estimate reasonably the fair value of the long-term loan, related party due to the inability to obtain quotes for similar credit facilities.

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

Note C. Project Development Costs

In December 2011, the Company entered into the Option Agreement with EPT, which was most recently amended on October 31, 2012. Pursuant to the Option Agreement, EPT granted the Company the option to lease certain EPT property located in Sullivan County, New York pursuant to the terms of a lease negotiated between the parties. In connection with the execution of the Option Agreement, the Company paid EPT the Option Payment ($750,000) which is classified as project development costs. The option may be exercised only to the extent the Company (or its affiliate) simultaneously exercises other options in connection with the Master Development Agreement. In addition, the Company’s rights and EPT’s obligations pursuant to the Option Agreement are subject to certain existing EPT agreements. Subject to the terms and conditions of the Option Agreement, EPT shall not grant to any third party the right to lease the EPT Property during the Option Exercise Period.

In addition to the Option Payment, project development costs included other direct costs incurred by the Company in consummating the Option Agreement and related lease, as well as other project development costs for the EPT Property. At September 30, 2012, project development costs totaled approximately $6.3 million.

Note D. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Liability for horseracing purses	$1,330	$726
Accrued payroll	550	949
Accrued redeemable points	357	324
Liability to NYL	665	744
Liability for local progressive jackpot	546	419
Accrued professional fees	2,155	967
Accrued other	740	1,321

Total accrued expenses and other current liabilities	$6,343	$5,450

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

On August 9, 2012, the Company and Kien Huat entered into Amendment No. 1 (the “Amendment”) to the Loan Agreement. Pursuant to the Amendment, the maturity date of the loan made pursuant to the Loan Agreement (the “Loan”) was extended from May 17, 2013 to December 31, 2014. In consideration of the extension of the maturity date of the Loan, effective as of the Amendment Date, the rate of interest was amended to be 7.5% per annum in place of 5% per annum. In addition, the Company agreed to pay Kien Huat upon execution a one-time fee of $174,261, or 1% of the outstanding principal amount of the Loan as of the date of the Amendment. Except for these amendments, the Loan Agreement remains unchanged and in full force and effect.

Note F. Stockholders’ Equity

Stock-based compensation expense was approximately $155,000 and $302,000 for the three months ended September 30, 2012 and 2011, respectively, and approximately $506,000 and $981,000 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was approximately $253,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under Empire’s plans. That cost is expected to be recognized over the remaining vesting period of less than two years. This expected cost does not include the impact of any future stock-based compensation awards.

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

Note G. Concentration

The Company had no accounts receivable concentration as of September 30, 2012. Churchill Downs Inc. represented approximately 11% of the total accounts receivable as of December 31, 2011.

Note H. Commitments and Contingencies

Legal Proceedings

Bryanston Group v. Empire Resorts, Inc.

A complaint has been filed in the Supreme Court of The State of New York, New York County (the “New York County Court”) on or about July 12, 2010 against Empire. The lawsuit arises out of a recapitalization agreement entered into on December 10, 2002 pursuant to which the Company issued Series E preferred stock to Bryanston Group, Inc. and Stanley Tollman, among others. The original complaint was brought by Bryanston Group, Inc. and Stanley Tollman alleging that the Company breached the terms of the recapitalization agreement by (i) failing to use the funds from the 2009 investment by Kien Huat to redeem the Series E preferred shares and pay dividends on the shares; and (ii) paying in excess of $1 million per year in operating expenses (including paying the settlement to the Company’s former chief executive officer, Joseph Bernstein) while not redeeming the Series E preferred shares and paying dividends on the shares. The plaintiffs had sought a preliminary injunction to require the Company to put into escrow funds sufficient to pay the purchase price for the redemption of the Series E shares and the dividends. On August 20, 2010, the New York County Court denied plaintiffs’ request. On September 24, 2010, the Company filed a motion to dismiss the original complaint. The Court denied the Company’s motion to dismiss the original complaint on March 28, 2011. The Company filed an answer to the original complaint. On July 10, 2012, plaintiffs filed and served an amended complaint. The amended complaint, in addition to the allegations from the original complaint, alleges that the Company breached the terms of the recapitalization agreement in two additional ways by (i) failing to use the funds from the 2004 issuance of senior secured convertible notes to redeem the Series E preferred shares and pay dividends; and (ii) failing to use the funds from the 2010 investment by Kien Huat to redeem the Series E preferred shares and pay dividends. The Company filed its answer to the amended complaint on or about July 23, 2012. Fact discovery in the case concluded on October 29, 2012 and the parties are currently preparing to exchange expert reports, with expert discovery to follow thereafter. While the Company cannot predict the outcome of this litigation, it believes the lawsuit is without merit and will aggressively defend its interests.

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

Concord Associates, L.P. v. Entertainment Properties Trust

On March 7, 2012, Concord and various affiliates filed a complaint against EPR and the Company in the United States District Court for the Southern District of New York (the “SDNY”). The lawsuit arises out of the Company’s exclusivity agreement and option agreement with EPR for the potential development of the site of the EPT Property located in Sullivan County, New York. Following a pre-motion conference held on April 25, 2012, Concord and its affiliates filed an amended complaint on June 18, 2012, against EPR and the Company, and added Genting New York LLC and Kien Huat as defendants. The amended complaint asserts the same federal antitrust claims and seeks the same damages as in the original complaint alleging that all defendants have obstructed and delayed Concord from establishing a harness racetrack and VGM facility at the site of the former Concord Hotel in the Town of Thompson, New York, that would compete with other “reasonably accessible casinos/racinos for legal casino gaming business” and other “reasonably accessible casino hotel and resort facilities for tourism patrons” in the “New York-Northeastern New Jersey-Long Island, NY-NJ-PA Metropolitan Statistical Area.” As in the original complaint, Concord’s amended complaint further asserts that the Company has monopolized the market for “gaming and racing” in the “Catskills Region” and has tortiously interfered with EPT’s performance of its contracts and business relations with Concord. The amended complaint seeks damages in an amount to be determined at trial but not less than $500 million (subject to automatic trebling under federal antitrust laws), unspecified punitive damages with respect to Concord’s tortious interference claims, and permanent injunctive relief against EPR and the Company’s agreements. By Stipulation and Order entered by the SDNY on July 6, 2012, the Company shall answer, move or otherwise respond to the amended complaint by July 25, 2012. In letters dated July 25, 2012, the defendants requested a pre-motion conference concerning the Company’s proposed motion to dismiss the amended complaint. On July 27, 2012, Concord submitted a letter in response to the defendant letters. On September 13, 2012, Concord notified the Court that it had retained new counsel (with one of the law firms continuing as counsel) and requested that the September 14, 2012 pre-motion conference be adjourned to enable Concord to file a second amended complaint. The Court denied the request to adjourn. On September 25, 2012, the defendants filed the Motion to Dismiss and Concord filed its opposition on October 25, 2012. Defendants’ reply was filed on November 8, 2012. Although the Company is continuing to assess its available options in terms of responding to this amended complaint, the Company believes this lawsuit is without merit and will aggressively defend its interests.

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

The RWB and NYL are expected to be replaced with a Gaming Commission on or about February 1, 2013. We expect the Gaming Commission will establish and supervise four divisions to carry out responsibilities relating to the regulation and enforcement of lottery, charitable gaming, gaming, and horse racing and pari-mutuel wagering. Each division would be supervised by a division director. The gaming division would be responsible for the appropriate operation and administration of our VGM operations and the horse racing and pari-mutuel wagering division would be responsible for the supervision, regulation and administration of our horse racing and pari-mutuel wagering activities. We cannot ensure that the new Gaming Commission will interpret or apply the existing regulations as previously applied by the RWB and NYL. We have joined with other VGM facility operators in New York State to form the New York Gaming Association, whose principal effort is to seek approval for passage of a constitutional amendment authorizing table games at the VGM facilities in New York, which would permit us to develop and operate a full-scale casino which would include slot machines and table game wagering and the extension of credit. Generally, a constitutional amendment must be approved by both houses of the New York State Legislature (“Legislature”), approved again by a newly elected Legislature, and approved by the voters at a general election, in which instance it becomes effective on the following January 1. On March 15, 2012, Governor Andrew Cuomo, Assembly Speaker Sheldon Silver and Senate Majority Leader Dean Skelos announced that a constitutional amendment authorizing up to seven non-tribal casinos at locations to be determined by the Legislature, was approved by the Legislature. A newly elected Legislature would have to pass the amendment again next year before it goes to a general referendum in November 2013. However, there can be no assurance given that an amendment to the New York State Constitution to permit full-scale casino gaming will be passed in a timely manner, or at all, or that, if such amendment were passed, we would be able to effectively develop and operate a full-scale casino.

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

On December 21, 2011, we entered into an option agreement with EPT, which agreement was most recently amended on October 31, 2012 (as amended, the “Option Agreement”). Pursuant to the Option Agreement, EPT granted us a sole and exclusive option to lease certain EPT property located in Sullivan County, New York pursuant to the terms of a lease negotiated between the parties. The initial term of the Option Agreement expires on February 20, 2013 (the “Option Exercise Period”). In addition, subject to the conditions of the Option Agreement, the Option Exercise Period may be extended for one or more six month periods; provided, however, in no event shall the Option Exercise Period extend beyond June 30, 2013.

In connection with the execution of the Option Agreement, we paid EPT an option payment in the amount of $750,000 (the “Option Payment”). Any extension of the Option Exercise Period shall be accompanied by an additional option payment of $750,000. The Option may be exercised only to the extent we (or our affiliate) simultaneously exercise other options in connection with the master development agreement. Pursuant to the Option Agreement, the parties agreed to work towards entering into a master development agreement by November 30, 2012. In addition, our rights and EPT’s obligations pursuant to the Option Agreement are subject to certain existing EPT agreements. Subject to the terms and conditions of the Option Agreement, EPT shall not grant to any third party the right to lease the EPT Property during the Option Exercise Period.

On March 8, 2012, EPT and Empire presented an overview of the master plan for redevelopment of the EPT Property in Sullivan County, New York to the Town of Thompson Town Board. In addition, on March 8, 2012, EPT and Empire formally submitted the proposed redevelopment plan to the Town of Thompson for an assessment of its environmental impact as prescribed by the State Environmental Quality Review (“SEQR”) provisions of the New York Environmental Conservation Law. Thereafter, EPT submitted the Draft Generic Environmental Impact Statement (DGEIS) and Draft Environmental Impact Statement (DEIS) to the Town of Thompson for the redevelopment plan. On July 25, 2012, the Town of Thompson provided EPT with the Notice of Completion of Draft DGEIS/DEIS and Notice of SEQR Hearing. The SEQR hearing was held on August 28, 2012. We expect the Town of Thompson to prepare and file the Final Generic Environmental Impact Statement and Final Environmental Impact Statement on or before December 4, 2012.

At September 30, 2012, project development costs totaled approximately $6.3 million.

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

In New York, we face competition for guests from Orange, Duchess and Ulster Counties in New York for our VGM operation from a VGM facility at Yonkers Raceway, located within the New York City metropolitan area. Yonkers Raceway has a harness horseracing facility, approximately 4,960 VGMs, food and beverage outlets and other amenities.

From time to time, New Jersey has reviewed options to place slot machines in various locations including the Meadowlands Racetrack, located in Bergen County, New Jersey. Currently no slot machines or legalized full-scale casino gambling is permitted at the privately-operated Meadowlands Racetrack and New Jersey Governor Chris Christie and Senate President Stephen Sweeney have stated publicly that they do not currently support permitting gambling at the Meadowlands Racetrack.

On November 8, 2011, the voters in New Jersey approved a constitutional amendment permitting the Legislature to authorize by law wagering at casinos in Atlantic City and at current or former running and harness horse racetracks on the results of professional, certain college, and amateur sport and athletic events. On January 9, 2012 the New Jersey State Legislature approved a bill that would allow the state Casino Control Commission to issue licenses to casinos and racetracks to accept bets on some professional and collegiate events. Governor Christie signed the legislation. On October 15, 2012, the final adoption of the regulations for sports wagering was published in the New Jersey Register enabling the New Jersey Division of Gaming Enforcement to begin accepting applications for racetracks and Atlantic City casinos to provide sports wagering. No licenses will be issued before January 9, 2013. The ability for racetracks and casinos to offer sports wagering, however, remains pending due to the existing federal ban on such wagering.

On October 8, 2012, temporary regulations became effective which govern mobile gaming by patrons at Atlantic City casinos. Under New Jersey law, that means the use of iPads, iPhones and other wireless devices, in addition to devices issued by the casino. Mobile gaming will be permitted in any area located within the property boundaries of the casino hotel facility, including any recreation or swimming pool and excluding parking garages and parking areas.

To a lesser extent, Monticello Casino and Raceway faces competition from two casinos in Pennsylvania. In January 2010, the Pennsylvania legislature authorized and its Governor approved table games in its existing slot machine facilities. The legislation authorized all table games, including blackjack, craps, roulette, baccarat, and poker at thoroughbred and harness racetracks with slot machine facilities and stand-alone slot machine facilities. In addition, the legislation authorized the granting of credit to guests of the Pennsylvania casinos. Table games became operational in Pennsylvania’s casinos in July 2010. Both Pennsylvania casinos that we compete against have installed and offer table games. This legislation augmented the legislation passed in July 2004, whereby Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state, to permit table games at the slot machine facilities. As of September 30, 2012, there were eleven casinos in operation within Pennsylvania, with six located at racetracks. One such race track facility is the Mohegan Sun at Pocono Downs, which has approximately 2,300 slot machines and 84 table games, including 18 poker tables. The Mohegan Sun at Pocono Downs in Wilkes-Barre, Pennsylvania is approximately 70 miles southwest of Monticello. In addition, the Mount Airy Casino Resort has approximately 2,075 slot machines and 72 table games, including 11 poker tables, a hotel, spa and a golf course. The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello.

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

Results of Operations

The results of operations for three months ended September 30, 2012 and 2011 (unaudited) are summarized below:

	2012	2011	Variance	Percentage variance
	(dollars in thousands)
Revenues:
Gaming	$17,593	$17,661	$(68)	0%
Food, beverage, racing and other	3,096	3,347	(251)	(7)%

Gross revenues	20,689	21,008	(319)	(2)%
Less: Promotional allowances	(969)	(946)	(23)	2%

Net revenues	19,720	20,062	(342)	(2)%

Costs and expenses:
Gaming	12,536	12,344	192	2%
Food, beverage, racing and other	2,744	2,815	(71)	(3)%
Selling, general and administrative	3,028	3,179	(151)	(5)%
Stock-based compensation	155	302	(147)	(49)%
Depreciation	346	333	13	4%

Total costs and expenses	18,809	18,973	(164)	(1)%

Income from operations	911	1,089	(178)	(16)%
Amortization	(12)	0	(12)	0%
Interest expense	(286)	(223)	(63)	28%
Interest income	1	1	0	0%

Income before income taxes	614	867	(253)	(29)%

Income tax provision	(10)	0	(10)	0%

Net income	$604	$867	$(263)	(30)%

Gaming revenue

Gaming revenue remained flat for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. Our daily patron visits decreased 2% and the average daily win per unit remained constant for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. We continue to concentrate our marketing efforts on more profitable guests and programs to increase loyalty. Our VGM hold percentage was 7.4% and 7.1% for the three months ended September 30, 2012 and 2011, respectively.

Food, beverage, racing and other revenue

Food, beverage, racing and other revenue decreased by $251,000, or 7%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, due to decreased food, beverage and other revenues of $101,000 and decreased racing revenue of $150,000.

Food, beverage and other revenues decreased primarily due to fewer food and beverage promotional offers compared those offered in 2011. Racing revenue decreased primarily due to the timing of receipt of Off-Track Betting Corporations’ (“OTBs”) statutory payments; that due to the uncertainty of collection, are accounted for as revenue when received.

Promotional allowances

Promotional allowances increased by $23,000, or 2%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to an increase in player club awards of $22,000. Player club awards have increased due to marketing programs that offer bonus points and increased point earning potential.

Gaming costs

Gaming costs increased by $192,000, or 2%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to an increase in other gaming costs of $198,000 as compared to the same period in the prior year.

Food, beverage, racing and other costs

Food, beverage, racing and other costs decreased approximately $71,000, or 3%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. Racing costs decreased due to lower purses of $186,000 as compared to the same period in the prior year. This decrease was offset by an increase in food, beverage, racing and other costs of $115,000.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $151,000, or 5%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to a decrease in development fees of $278,000 as a result in 2012 of capitalizing the costs for developing the EPT Property. This decrease is offset by higher marketing expenses of $102,000 and other administrative costs of $25,000.

Stock-based compensation expense

Stock-based compensation decreased $147,000, or 49%, primarily as a result of a smaller amount of options vesting and granted to directors and officers for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Interest expense

Interest expense increased $63,000, or 28%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, due to an increased interest rate on our long-term debt.

Results of Operations

The results of operations for nine months ended September 30, 2012 and 2011 (unaudited) are summarized below:

	2012	2011	Variance	Percentage variance
	(dollars in thousands)
Revenues:
Gaming	$48,634	$46,681	$1,953	4%
Food, beverage, racing and other	9,426	8,543	883	10%

Gross revenues	58,060	55,224	2,836	5%
Less: Promotional allowances	(2,199)	(1,687)	(512)	30%

Net revenues	55,861	53,537	2,324	4%

Costs and expenses:
Gaming	35,082	33,718	1,364	4%
Food, beverage, racing and other	8,239	7,827	412	5%
Selling, general and administrative	9,131	8,075	1,056	13%
Stock-based compensation	506	981	(475)	(48)%
Depreciation	1,036	981	55	6%

Total costs and expenses	53,994	51,582	2,412	5%

Income from operations	1,867	1,955	(88)	(5)%
Amortization	(12)	0	(12)	0%
Interest expense	(729)	(1,002)	273	(27)%
Interest income	4	5	(1)	(20)%

Income before income taxes	1,130	958	172	18%

Income tax provision	(16)	0	(16)	0%

Net income	$1,114	$958	$156	16%

Gaming revenue

Gaming revenue increased by $2.0 million, or 4%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. Our daily patron visits increased 2% and the average daily win per unit increased 4% from $153.48 for the nine months ended September 30, 2011 to $159.91 for the nine months ended September 30, 2012, as we continue to concentrate our marketing efforts on more high valued gaming guests; and a result of mild winter weather in the first quarter of 2012. Our VGM hold percentage was 7.2% and 7.1% for the nine months ended September 30, 2012 and 2011, respectively.

Food, beverage, racing and other revenue

Food, beverage, racing and other revenue increased by $883,000, or 10%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, due to increased food, beverage and other revenues of $82,000 and racing revenue of $801,000.

Food, beverage and other revenues increased primarily due to higher food cash sales due to a favorable pricing structure and more visits. Racing revenue increased primarily due to the receipt of most of the OTBs’ statutory payments of $699,000; that due to the uncertainty of collection are accounted for as revenue when received.

Promotional allowances

Promotional allowances increased by $512,000, or 30%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to increased food and beverage comps of $226,000 and non-subsidized free play of $198,000. The increase in food and beverage comps is primarily due to a change in marketing strategy. The food and beverage point program was modified in 2011 to permit certain players to redeem their accumulated food points for non-subsidized free play. In 2012, we have increased our food and beverage comp program, as well as our non-subsidized free play offerings accounting for the remaining increases in food and beverage comps and non-subsidized free play.

Gaming costs

Gaming costs increased by $1.4 million, or 4%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to an increase in NYL and other commissions of $1.0 million resulting from higher gaming revenue over last year.

Food, beverage, racing and other costs

Food, beverage, racing and other costs increased approximately $412,000, or 5%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to an increase in payroll and benefit costs of $235,000. Racing costs increased due to higher purses of $121,000 during the nine months ended September 30, 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $1.1 million, or 13%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to an increase in professional fees of $1.1 million resulting from higher legal costs of $931,000 and other administrative costs of $214,000.

Stock-based compensation expense

Stock-based compensation decreased $475,000, or 48%, primarily as a result of a smaller amount of options vesting and granted to directors and officers for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Interest expense

Interest expense decreased $273,000, or 27%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, due to a reduction in debt outstanding.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We anticipate that our current cash and cash equivalents and cash generated from operations will be sufficient to meet our strategic and working capital requirements for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, operating results, and ability to refinance or otherwise satisfy our obligations under our long-term loan with a related party. If we require additional capital resources to either grow our business at a future date, or the development of the EPT Property in Sullivan County, New York, or in connection with the settlement of, or loss in, any pending litigation, we may raise additional capital in the form of debt or equity. The sale of additional equity could result in additional dilution to our existing stockholders and financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

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

On August 9, 2012, we and Kien Huat entered into Amendment No. 1 (the “Amendment”) to the Loan Agreement. Pursuant to the Amendment, the maturity date of the loan made pursuant to the Loan Agreement (the “Loan”) was extended from May 17, 2013 to December 31, 2014. In consideration of the extension of the maturity date of the Loan, effective as of the Amendment Date, the rate of interest was amended to be 7.5% per annum in place of 5% per annum. In addition, we agreed to pay Kien Huat upon execution a one-time fee of $174,261, or 1% of the outstanding principal amount of the Loan as of the date of the Amendment. Except for these amendments, the Loan Agreement remains unchanged and in full force and effect.

As of September 30, 2012, we had total current assets of approximately $18 million and current liabilities of approximately $8.1 million. We expect that we will be able to fund our operations in the ordinary course over at least the next twelve months.

Net cash used in operating activities was approximately $641,000 during the nine months ended September 30, 2012 and net cash provided by operating activities was approximately $3.0 million during the nine months ended September 30, 2011. The decrease was primarily due to an Empire Zone real estate tax credit due to us of approximately $1.2 million which was received in October 2012.

Net cash used in investing activities was approximately $3.9 million and $613,000 for the nine months ended September 30, 2012 and 2011, respectively. The increase was primarily a result of higher project development costs of approximately $3.9 million incurred related to the EPT Property.

Net cash used in financing activities was approximately $0 and $141,000 during the nine months ended September 30, 2012 and 2011, respectively.

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

We carried out an evaluation as of September 30, 2012 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings.

Changes in Our Financial Reporting Internal Controls.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Bryanston Group v. Empire Resorts, Inc.

A complaint has been filed in the Supreme Court of The State of New York, New York County (the “New York County Court”) on or about July 12, 2010 against us. The lawsuit arises out of a recapitalization agreement entered into on December 10, 2002 pursuant to which we issued Series E preferred stock to Bryanston Group, Inc. and Stanley Tollman, among others. The original complaint was brought by Bryanston Group, Inc. and Stanley Tollman alleging that we breached the terms of the recapitalization agreement by (i) failing to use the funds from the 2009 investment by Kien Huat to redeem the Series E preferred shares and pay dividends on the shares; and (ii) paying in excess of $1 million per year in operating expenses (including paying the settlement to our former chief executive officer, Joseph Bernstein) while not redeeming the Series E preferred shares and paying dividends on the shares. The plaintiffs had sought a preliminary injunction to require us to put into escrow funds sufficient to pay the purchase price for the redemption of the Series E shares and the dividends. On August 30, 2010, the New York County Court denied plaintiffs’ request. On September 24, 2010, we filed a motion to dismiss the original complaint. The Court denied our motion to dismiss the original complaint on March 28, 2011. We filed an answer to the original complaint. On July 10, 2012, plaintiffs filed and served an amended complaint. The amended complaint, in addition to the allegations from the original complaint, alleges that we breached the terms of the recapitalization agreement in two additional ways by (i) failing to use the funds from the 2004 issuance of senior secured convertible notes to redeem the Series E preferred shares and pay dividends; and (ii) failing to use the funds from the 2010 investment by Kien Huat to redeem the Series E preferred shares and pay dividends. We filed our answer to the amended complaint on or about July 23, 2012. Fact discovery in the case concluded on October 29, 2012 and the parties are currently preparing to exchange expert reports, with expert discovery to follow thereafter. While we cannot predict the outcome of this litigation, we believe the lawsuit is without merit and will aggressively defend our interests.

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

Concord Associates, L.P. v. Entertainment Properties Trust

On March 7, 2012, Concord and various affiliates filed a complaint against EPR and us in the United States District Court for the Southern District of New York (the “SDNY”). The lawsuit arises out of our exclusivity agreement and option agreement with EPR for the potential development of the site of the EPT Property located in Sullivan County, New York. Following a pre-motion conference held on April 25, 2012, Concord and its affiliates filed an amended complaint on June 18, 2012, against EPR and us, and added Genting New York LLC and Kien Huat as defendants. The amended complaint asserts the same federal antitrust claims and seeks the same damages as in the original complaint alleging that all defendants have obstructed and delayed Concord from establishing a harness racetrack and VGM facility at the site of the former Concord Hotel in the Town of Thompson, New York, that would compete with other “reasonably accessible casinos/racinos for legal casino gaming business” and other “reasonably accessible casino hotel and resort facilities for tourism patrons” in the “New York-Northeastern New Jersey-Long Island, NY-NJ-PA Metropolitan Statistical Area.” As in the original complaint, Concord’s amended complaint further asserts that the Company has monopolized the market for “gaming and racing” in the “Catskills Region” and has tortiously interfered with EPT’s performance of its contracts and business relations with Concord. The amended complaint seeks damages in an amount to be determined at trial but not less than $500 million (subject to automatic trebling under federal antitrust laws), unspecified punitive damages with respect to Concord’s tortious interference claims, and permanent injunctive relief against EPR and our agreements. By Stipulation and Order entered by the SDNY on July 6, 2012, we, shall answer, move or otherwise respond to the amended complaint by July 25, 2012. In letters dated July 25, 2012, the defendants requested a pre-motion conference concerning our proposed motion to dismiss the amended complaint. On July 27, 2012, Concord submitted a letter in response to the defendant letters. On September 13, 2012, Concord notified the Court that it had retained new counsel (with one of the law firms continuing as counsel) and requested that the September 14, 2012 pre-motion conference be adjourned to enable Concord to file a second amended complaint. The Court denied the request to adjourn. On September 25, 2012, the defendants filed the Motion to Dismiss and Concord filed its opposition on October 25, 2012. Defendants’ reply was filed on November 8, 2012. Although we are continuing to assess our available options in terms of responding to this amended complaint, we believe this lawsuit is without merit and will aggressively defend our interests.

Other Proceedings

We are a party from time to time to various other legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Letter Agreement, dated September 28, 2012, by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC. (1)

10.2	Letter Agreement, dated October 12, 2012, by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC. (2)

10.3	Letter Agreement, dated October 31, 2012, by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC. (3)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL).

(1)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s Current Report on Form 8-K (an “8-K”), filed with the Securities and Exchange Commission (the “Commission”) on October 2, 2012.
(2)	Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.’s 8-K, filed with the Commission on October 18, 2012.
(3)	Incorporated by reference to Exhibit 10.3 to Empire Resorts, Inc.’s 8-K, filed with the Commission on November 6, 2012.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: November 13, 2012	/s/ Joseph A. D’Amato
Joseph A. D’Amato
Chief Executive Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.
Dated: November 13, 2012	/s/ Laurette J. Pitts
Laurette J. Pitts
Senior Vice President, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

10.1	Letter Agreement, dated September 28, 2012, by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC. (1)

10.2	Letter Agreement, dated October 12, 2012, by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC. (2)

10.3	Letter Agreement, dated October 31, 2012, by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC. (3)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL).

(1)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s Current Report on Form 8-K (an “8-K”), filed with the Securities and Exchange Commission (the “Commission”) on October 2, 2012.
(2)	Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.’s 8-K, filed with the Commission on October 18, 2012.
(3)	Incorporated by reference to Exhibit 10.3 to Empire Resorts, Inc.’s 8-K, filed with the Commission on November 6, 2012.