Form 10-K
period 2012-12-31
EMPIRE RESORTS INC
filed 2013-03-21
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-12522
_______________________________________
EMPIRE RESORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3714474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Monticello Casino and Raceway, 204 State Route 17B,
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
_______________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
The aggregate market value of the issuer’s common equity held by non-affiliates, as of June 29, 2012 was $21,922,001 based on the closing price of the registrant’s common stock on the NASDAQ Global Market.
As of March 18, 2013, there were 30,148,817 shares of the registrant’s common stock outstanding.
_______________________________________
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about management’s current expectations. Examples of such forward-looking statements include discussions of the expected results of various strategies. Although we believe that our expectations are based upon reasonable assumptions, there can be no assurance that our financial goals will be realized. Our forward-looking statements concern matters that involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from the future results, performance or achievements described or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in the forward-looking statements made by us or on our behalf. Any statements that are not statements of historical fact may be forward-looking statements. Among others, we have used the words, “believes,” “anticipates,” “plans,” “estimates,” and “expects” to identify forward-looking statements. Such statements may be considered forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the risk factors set forth in Item 1A of this Annual Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. We assume no obligation to update the forward-looking statements to reflect actual results or changes in the factors affecting such forward-looking statements.

Item 1.	Business.
Overview
Empire Resorts, Inc. (“Empire,” the “Company,” “us,” “our” or “we”) was organized as a Delaware corporation on March 19, 1993, and since that time has served as a holding company for various subsidiaries engaged in the hospitality and gaming industries.
Through our wholly owned subsidiary, Monticello Raceway Management, Inc. (“MRMI”), we currently own and operate Monticello Casino and Raceway, a 45,000 square foot video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs, which includes 1,090 video lottery terminals (“VLTs”) and 20 electronic table game positions (“ETGs”) . VGMs are similar to slot machines, but they are connected to a central computer system and report financial information to the central computer system. We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.
Recent Events
At its meeting held on January 31, 2013, the New York State Racing and Wagering Board (“RWB”) approved MRMI's racetrack and simulcast license renewal applications for calendar year 2013. Generally, the annual license renewal process requires the RWB to review the financial responsibility, experience, character and general fitness of MRMI and its management.

On February 1, 2013, the New York State Gaming Commission (“NYSGC”) became effective. The NYSGC was formally created via Chapter 60 of the Laws of 2012 as part of the 2012/2013 Enacted State Budget. The measure merged the RWB with the New York Lottery ("NYL") into a single state agency. The legislation that created the NYSGC provides that the NYSGC shall consist of seven members appointed by the governor by and with the advice and consent of the senate. As of March 18, 2013, no members have been appointed. The NYSGC has the authority and responsibility to promulgate rules and regulations. The legislation specifies that all rules, regulations, acts, orders, determinations and decisions of the NYL and RWB shall continue as rules, regulations, acts, orders, determinations and decisions of the NYSGC until modified or abrogated by the NYSGC and all of the functions and powers and obligations and duties of the RWB and NYL were transferred to the NYSGC. The legislation that created the NYSGC established four divisions: Charitable Gaming, Gaming, Horse Racing and Pari-Mutuel Wagering, and Lottery. Our VGM, harness horseracing and simulcast activities in the State of New York are overseen by the NYSGC.

We have joined with other VGM facility operators in New York State to form the New York Gaming Association, whose principal effort is to seek approval for passage of a constitutional amendment authorizing table games at the VGM facilities in New York, which would permit us to develop and operate a full-scale casino which would include slot machines and table game wagering and the extension of credit. Generally, a constitutional amendment must be approved by both houses of the New York State Legislature (“Legislature”), approved again by a newly elected Legislature, and approved by the voters at a general election, in which instance it becomes effective on the following January 1. On March 15, 2012, Governor Andrew Cuomo, Assembly Speaker Sheldon Silver and Senate Majority Leader Dean Skelos announced that a constitutional amendment authorizing up to seven non-tribal casinos at locations to be determined by the Legislature, was approved by the Legislature. The newly elected Legislature would have to pass the amendment again this year before it goes to a general referendum in November 2013. However, there can be no assurance given that an amendment to the New York State Constitution to permit full-scale casino gaming will be passed in a timely manner, or at all, or that, if such amendment were passed, we would be able to effectively develop and operate a full-scale casino.

Monticello Casino and Raceway
Monticello Casino and Raceway began racing operations in 1958 and currently features:

•	1,090 VLTs and 20 ETGs (collectively 1,110 VGMs);

•	year-round live harness horse racing;

•	year-round simulcast pari-mutuel wagering on thoroughbred and harness horse racing from around the world;

•	a 3,000-seat grandstand with retractable windows and a 100-seat clubhouse;

•	parking spaces for 2,000 cars and 10 buses;

•	a buffet and three outlet food court with seating capacity for up to 350 patrons;

•	a 3,800 square foot multi-functional space used for events;

•	a casino bar and an additional clubhouse bar; and

•	an entertainment lounge with seating for 75 patrons.
VGM Operations
We currently operate a 45,000 square foot VGM facility known as Monticello Casino and Raceway. Revenues derived from our VGM operations consist of VGM revenues and related food and beverage concession revenues. The VGMs are owned by the State of New York. By statute, from April 1, 2008 until March 31, 2013, 42% of gross VGM revenue is distributed to us. Absent legislation to the contrary, beginning on April 1, 2013, 40% of the first $50 million, 29% of the next $100 million and 26% thereafter of gross VGM revenue will be distributed to us. Gross VGM revenues consist of the total amount wagered at our VGMs, less prizes awarded. On August 3, 2010, legislation was passed to further reduce operator fees by one percentage point at each level of VGM revenues effective August 11, 2010. The statute provides a marketing allowance for racetracks operating video lottery programs of 10% on the first $100 million of net revenues generated and 8% thereafter. Daily VGM operational hours were also expanded from 16 to 20 hours under this legislation. The legislation authorizing the implementation of VGMs expires in 2050 as a result of legislation enacted on August 3, 2010.
VGM activities in the State of New York were overseen by the NYL until January 31, 2013. VGM activities are presently overseen by NYSGC.
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
Simulcasting
Import and, particularly, export simulcasting, are an important part of our business. Simulcasting is the process by which a live horse race held at one facility (the “host track”) is transmitted to another location that allows patrons of such other location to wager on that race. Amounts wagered at each off-track betting location are combined into the appropriate pools at the host track’s tote facility where the final odds and payouts are determined. With the exception of a few holidays, we offer year-round simulcast wagering from racetracks across the country, including Aqueduct, Belmont, Meadowlands Racetrack, Penn National Race Course, Turfway Park, Santa Anita Racetrack, Gulfstream Park and Saratoga Racecourse. In addition, races of national interest, such as the Kentucky Derby, Preakness Stakes and Breeders’ Cup supplement our regular simulcast programming. We also export live broadcasts of our own races to race tracks, casinos and off-track betting facilities in the United States, Canada, Germany, Austria, Isle of Man, Mexico, South America and the United Kingdom.
Pari-mutuel Wagering
Our racing revenue is derived from pari-mutuel wagering at our track and government mandated revenue allocations from certain New York State off-track betting locations. In pari-mutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The amounts wagered form a pool of funds from which winnings are paid based on odds determined by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a “take-out” or gross commission from which the racetrack pays state and county taxes and racing purses. Our pari-mutuel commission rates are fixed as a percentage of the total handle or amounts wagered.
Raceway Operations, Simulcasting and Pari-mutuel Wagering activities in the State of New York were overseen by the RWB until January 31, 2013. Those activities are presently overseen by NYSGC.
Development
EPT Concord II, LLC, a wholly owned subsidiary of Entertainment Properties Trust, is the sole owner of 1,500 acres located at the site of the former Concord Resort (the “EPT Property”). On December 14, 2012 (the "Effective Date"), EPT and MRMI entered into a master development agreement (the “MDA”) to develop the EPT Property. The MDA defines and governs the overall relationship between EPT and MRMI with respect to the development, construction, operation, management and disposition of the integrated destination resort and community (the "Project") to be developed by the parties on the EPT Property. The term of the MDA commenced on the Effective Date and shall expire on the earlier of (i) the earliest date on which the Casino Project, the Golf Course Project and the Initial Resort Project (as such terms are defined below and in the MDA) are all open to the general public for business and (ii) the sooner termination pursuant to the terms of the MDA. The parties also agreed to continue to cooperate in good faith on the on-going development plans and have agreed to share certain expenses related to the master planning work and common infrastructure work. Either party has the right to terminate the MDA prior to the execution of a lease on the EPT Property. In the event of termination of the MDA, EPT shall reimburse to MRMI any amounts paid by MRMI pursuant to the Option Agreement, which is described below. Following the payment of any additional amounts accrued pursuant to the MDA as of the date of termination, neither party shall have any obligations under the MDA.

The parties envision MRMI developing a comprehensive resort destination that includes a casino and a harness racetrack and may also include one or more hotels, food and beverage outlets, a spa facility, retail venues, space for conferences, meetings, entertainment and special events in a multi-purpose conference space supported by separate meeting rooms and parking facilities (the “Casino Project”). In addition to the Casino Project, the Project is expected to include a golf course and a resort including a variety of amenities.

In accordance with the terms of the MDA, MRMI shall be responsible for the development and construction of the Casino Project. MRMI shall then be responsible for maintaining and operating the Casino Project in accordance with the operating standards contained in the Casino Lease (as defined in the MDA), to be entered into by and between EPT and MRMI prior to the commencement of construction on the Casino Project. MRMI and EPT agreed to cooperate to consult appropriate governmental authorities as to the steps necessary to obtain authorization to relocate the gaming licenses currently used to operate VGMs, racing, simulcast and pari-mutuel operations at Monticello Casino and Raceway to the Casino Project such that, upon its substantial completion, MRMI shall be entitled to obtain any required gaming license to operate the Casino Project without the need for any further discretionary action by applicable governmental authorities. The development of the Project is contingent upon various conditions, including obtaining necessary governmental approval, as fully set forth in the MDA.

In addition, the parties have agreed that the Project will include an aggregate total “qualified capital investment” of $600 million on the development of the Project in accordance with statutory guidelines, the compliance with which the parties agree is essential to the success and viability of the Project. MRMI has agreed to invest a minimum of $300 million in the development and construction of the Casino Project.
On December 21, 2011 (the “Option Effective Date”), MRMI entered into an option agreement with EPT, which was last amended by a letter agreement on November 30, 2012, between EPT and MRMI (as amended, the “Option Agreement”). Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease certain portions of the EPT Property pursuant to the terms of a lease negotiated between the parties. Our rights and obligations pursuant to the Option Agreement are subject to certain existing EPT agreements.
The Option has an initial term of six months from the Effective Date (the “Option Exercise Period”). In addition, subject to the conditions of the Option Agreement, the Option Exercise Period may be extended for one or more six month periods; provided, however, in no event shall the Option Exercise Period extend beyond June 30, 2013. In connection with the execution of the Option Agreement, we paid EPT an option payment in the amount of $750,000. Any extension of the Option Exercise Period must be accompanied by an additional option payment of $750,000 for the six-month extension period. On March 8, 2013, MRMI extended the Option Exercise Period to June 30, 2013. Accordingly, MRMI paid EPT a pro-rated option payment in the amount of $472,603.
In the process of obtaining necessary governmental approvals for the Project, on March 8, 2012, EPT and MRMI presented an overview of the master plan for redevelopment of the EPT Property to the Town of Thompson Town Board ("Town Board") and formally submitted the proposed redevelopment plan to the Town of Thompson for an assessment of its environmental impact as prescribed by the State Environmental Quality Review provisions of the New York Environmental Conservation Law ("SEQR"). The SEQR hearing was held on August 28, 2012. The SEQR process was continued by the Town Board on January 2, 2013, when the Town Board accepted a Final Environmental Impact Statement for the Project, including the first phase. On January 15, 2013, the Town Board, as Lead Agency, issued an Environmental Findings Statement for the Project and held public hearings on the proposed zoning amendments to the Planned Resort Development provisions of the zoning law of the Town of Thompson and regarding a new Comprehensive Development Plan ("CDP") for the EPT Property. After the close of the public hearings, the Town Board unanimously approved the zoning amendments and also approved the CDP for the EPT Property. On February 13, 2013, EPT and MRMI filed a site plan/subdivision application ("Application") with the Town of Thompson Planning Board ("Planning Board") and the Planning Board conducted an informal review of the Application with representatives of EPT and MRMI. The Application describes the facilities that will be developed during Phase I, namely, the Casino Project. On March 13, 2013, there was a joint public hearing before the Planning Board on Phase I and the Application. Prior to MRMI's ability to commence construction, anticipated in the second quarter of 2013, the Planning Board will have to grant preliminary and final approval of Phase I and the Application and MRMI will be required to submit detailed construction plans to the Town Board for the Casino Project.
On May 5, 2011, Concord Associates, LP (“Concord”) announced that it has agreed to terms with the Mohegan Tribal Gaming Authority (“MTGA”) to develop a 116 acre site adjacent to the EPT Property. Concord and MTGA are planning to develop a gaming and racing resort facility. On May 6, 2011, we issued a press release announcing that neither Concord nor MTGA have valid New York State licenses to operate a harness racetrack or VGMs in Sullivan County, prerequisites to the operation of VGMs at the proposed development. As such, we cannot predict the outcome of our efforts to implement our plan to develop jointly with EPT the EPT Property.
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
From time to time, New Jersey has reviewed options to place slot machines in various locations including the Meadowlands Racetrack located in Bergen County, New Jersey. Currently no slot machines or legalized full-scale casino gambling is permitted at the privately-operated Meadowlands Racetrack, and New Jersey Governor Chris Christie and Senate President Stephen Sweeney have stated publicly that they do not currently support permitting any form of gambling other than thoroughbred and harness related racing wagering at the Meadowlands Racetrack.
On November 8, 2011, the voters in New Jersey approved a constitutional amendment permitting the Legislature to authorize by law wagering, at casinos in Atlantic City and at current or former racetracks, on the results of professional, certain college, and amateur sport and athletic events. On January 9, 2012, the New Jersey State Legislature approved a bill that would allow the state Casino Control Commission to issue licenses to casinos and racetracks to accept bets on some professional and collegiate events. Governor Christie signed the legislation. On October 15, 2012, the final adoption of the regulations for sports wagering was published in the New Jersey Register enabling the New Jersey Division of Gaming Enforcement to begin accepting applications for racetracks and Atlantic City casinos to provide sports wagering. On August 7, 2012, the National Collegiate Athletic Association and several professional sports leagues (collectively, “the Leagues”) filed a Complaint to prevent the implementation of New Jersey's sports wagering law. The Leagues filed a Motion for Summary Judgment and sought to enjoin the implementation of the sports wagering law. The State of New Jersey filed a Cross Motion for Summary Judgment and challenged the constitutionality of the Professional and Amateur Sports Protection Act (“PASPA”). On February 28, 2013, the US District Judge filed an Order determining that PASPA is constitutional, granting the Leagues' Motion for Summary Judgment and a permanent injunction against the implementation of the sports wagering law and denying the State's Cross Motion for Summary Judgment. On March 13, 2013, the State filed a Notice of Appeal which appeal will be filed in the US Court of Appeals for the Third Circuit. The ability for racetracks and casinos to offer sports wagering, however, remains pending due to the existing federal ban on such wagering and the outcome of the Federal lawsuit.
On October 8, 2012, temporary regulations became effective which govern mobile gaming by patrons at Atlantic City casinos. Under New Jersey law, that means the use of iPads, smartphones and other wireless devices, in addition to devices issued by the casino. Mobile gaming will be permitted in any area located within the property boundaries of the casino hotel facility, including any recreation or swimming pool and excluding parking garages and parking areas.

On January 28, 2013, Governor Christie signed legislation that allows New Jersey racetrack customers to place bets on live or simulcast racing using their mobile devices, such as iPads and smartphones. The New Jersey Racing Commission will develop regulations to oversee mobile wagering. Racetrack patrons would set up accounts to place bets while they are on racetrack property. Outside the tracks, the mobile gambling devices would be inoperable. In addition to the Meadowlands Racetrack, there are three other horseracing tracks in New Jersey: Monmouth Park in Monmouth County; Freehold Raceway in Monmouth County; and Atlantic City Race Course in Atlantic County. Mobile gambling will allow racetrack patrons to bet on live or simulcast racing while they are on racetrack property, including the restaurants and outdoor areas, such as the paddock.

On February 26, 2013, Governor Christie signed legislation legalizing Internet gaming. The law authorizes the New Jersey Division of Gaming Enforcement ("DGE") to license, regulate, investigate and take any other action regarding all aspects of authorized games conducted through the Internet. All hardware, software, and other equipment that is involved with Internet gaming will be located in casino facilities in Atlantic City, NJ. Casino licensees must hold an Internet gaming permit in order to engage in Internet wagering activity. The Law provides that wagers may be accepted from individuals who are not physically present in New Jersey if the DGE determines that such wagering is not inconsistent with federal law or the law of the jurisdiction, including any foreign nation, in which any such person is located. The law is effective, however it is inoperative until the DGE selects the date on which it becomes operative, which shall not be less than three (3) months, nor more than nine (9) months, after the date of enactment of the law. The authorization to conduct Internet gaming expires ten (10) years following the operative date established by the DGE.
To a lesser extent, Monticello Casino and Raceway faces competition from two casinos that are in Pennsylvania. Pennsylvania casinos may operate table games and slot machines and have the ability to grant credit to guests of the casino. Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state. As of March 2013, there were eleven casinos in operation within Pennsylvania, with six located at racetracks. One such racetrack facility is the Mohegan Sun at Pocono Downs, which has approximately 2,300 slot machines and 84 table games, including 18 poker tables. The Mohegan Sun at Pocono Downs in Wilkes-Barre, Pennsylvania, is approximately 70 miles southwest of Monticello. In addition, the Mount Airy Casino Resort has approximately 2,075 slot machines and 72 table games, including 11 poker tables, a hotel, spa and a golf course. The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello. The Pennsylvania Gaming Control Board is currently evaluating proposals from six applicants for an additional license in Philadelphia and has granted permission to operate slot machines and table games at a licensed facility in southwestern Pennsylvania.
Competing Casinos and Proposed Casino Projects
In 2001, the New York State Legislature and the New York State Governor authorized the building of three Native American casinos in the Catskills region of the State of New York. On November 22, 2010, former Governor Paterson of New York signed a land settlement agreement with the Stockbridge-Munsee Community Band of Mohican Indians, a Wisconsin based Tribe (“Stockbridge-Munsee Band”) with alleged roots in New York. As part of this land settlement, former Governor Paterson and the Stockbridge-Munsee Band executed a compact permitting the construction and operation of a Class III tribal casino on property located in Bridgeville, New York, approximately five miles from Monticello Casino and Raceway. On January 5, 2011, the United States Department of the Interior (“USDOI”) received the compact. Approval of the compact is a condition precedent to the land settlement agreement becoming effective. In addition to approving the compact, the USDOI must also authorize the taking of the land into trust for the benefit of the Stockbridge-Munsee Band. On February 18, 2011, the USDOI notified New York State Governor Cuomo and the Stockbridge-Munsee Band that the compact is disapproved because the limitations on the use of the land violate the Indian Gaming Regulatory Act ("IGRA"). The USDOI indicated that it did not have enough information to conduct analysis on the compact's revenue sharing or exclusivity provisions and it also had outstanding questions regarding the relationship between the compact and the proposed settlement agreement. In early 2012, the Stockbridge-Munsee Band filed an updated application to have the USDOI take 330 acres in the Town of Thompson into trust. In March 2012 the USDOI began consulting with state and local officials and other nearby Indian Tribes, as required by IGRA, regarding the Stockbridge-Munsee Band's request. The USDOI sent a letter to interested parties asking the addressees for input on whether or not the gaming establishment on the 330 acres to be held in trust for the Stockbridge-Munsee Band would be detrimental to the surrounding community. The responses will be used by the USDOI to develop proposed findings of fact related to the Stockbridge-Munsee Band's application. The determination is still pending. We are unable to predict when or if the compact will be resubmitted to the USDOI or whether taking the land into trust will require an Act of Congress.
Throughout 2011, several tribal and other entities, including the Stockbridge-Munsee Band, have reportedly expressed an interest in gaming in the Catskill region of New York, and in particular, Sullivan County. However, to date, no governmental action has been taken by the State of New York to enable such entities to engage in legalized gaming activities. We are unable to determine when or if any tribal or other entities would request or obtain the ability to engage in legalized gaming activities in the Catskill region.
On June 14, 2011, the USDOI Assistant Secretary-Indian Affairs, the head of the Bureau of Indian Affairs (“BIA”), announced that he has rescinded a January 3, 2008 memo which said, among other things, that tribes could develop casinos on land off their reservations only if it was within “commutable distance” of the reservation which was considered by the USDOI to be approximately 40 miles. The requirements of IGRA will continue to be applied by the BIA even though the “commutability” standard has been rescinded.
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
Other Gaming
Currently electronic gaming machines are operated in 39 states and there are 15 states with commercial casinos that also offer table games. Legislation permitting other forms of casino gaming is proposed, from time to time, in various states, including those bordering the State of New York. Our business could be adversely affected by such competition.
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
Employees
As of March 18, 2013, our subsidiaries and we employed approximately 310 people.

Website Access
Our website address is www.empireresorts.com. Our filings with the Securities and Exchange Commission are available at no cost on our website as soon as practicable after the filing of such reports with the Securities and Exchange Commission.

Item 1A.	Risk Factors.
Risks Relating to our Business
We will require additional financing in order to develop the Casino Project and we may be unable to meet our future capital requirements and execute our business strategy without such financing.
Because we are unable to generate sufficient cash from our operations to develop the Casino Project, we will be required to rely on external financing. In order to participate in the Project and to meet our obligations with respect to the development of the Casino Project, we are required to invest a minimum of $300 million. Of this amount, the Company expects to raise a portion in the short-term to fund the immediate expenses of the Project, which may include permitting, infrastructure and shared master planning costs and expenses, as well as other costs associated with the Project's development and may seek additional debt and equity financing in public or private transactions, which may include underwritten offerings to the public or rights offerings to current stockholders to fund the development of the Project and our Casino Project. We can make no assurance that financing will be available in amounts or on acceptable terms, if at all.
The external financing to support the Project and the Casino Project may be in the form of a debt offering. The level of indebtedness will likely have several important effects on future operations, including, without limitation:

•
a portion of cash flow from current operations may be dedicated to the payment of any interest and/or principal required with respect to outstanding indebtedness while we are developing the Project and Casino Project;

•	the debt documents may contain restrictive covenants curtailing operations and finances;

•	increases in outstanding indebtedness and leverage may increase vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;

•	depending on the levels of outstanding indebtedness, our ability to obtain additional financing for working capital, general corporate and other purposes may be limited, and

•	covenants may restrict dividends and transfer of funds from the operating entity to Empire.

The ability to make payments of principal and interest on indebtedness will depend upon future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If sufficient cash flow is not generated from operations to service such debt, requirements among other things, may be to:

•	seek additional financing in the debt or equity markets;

•	delay, curtail or abandon altogether our development plans;

•	refinance or restructure all or a portion of our indebtedness; or

•	sell selected assets.

Such measures might be insufficient to service the indebtedness. In addition, any such financing, refinancing or sale of assets may not be available on commercially reasonable terms, or at all.

Alternatively, the external financing to support the Project and the Casino Project may be in the form of an equity offering of our equity capital stock . Such future sales of substantial amounts of equity capital stock privately or in the public market, the conversion of the Bridge Loan from Kien Huat into shares of common stock, or the perception that such sales or conversion are likely to occur, could affect the market price of the common stock. Moreover, the sale of additional equity could result in significant dilution to the existing stockholders. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the common stock.
If funds are not available when needed, or available on acceptable terms, we may be required to delay, scale back or eliminate some of our obligations with respect to the Project and our Casino Project. In addition, we may not be able to grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could negatively impact our business, operating results and financial condition.

If revenues and operating income from our operations at Monticello Casino and Raceway do not increase, it could adversely affect our financial performance.
There can be no assurance that our operations will draw sufficient patrons to Monticello Casino and Raceway to increase our revenues to the point that we will continue to recognize net income. The operations and placement of our VGMs, including the layout and distribution, are under the jurisdiction of the NYSGC and the program contemplates that a significant share of the responsibility for marketing the program will be borne by the NYSGC. The NYSGC is not required to make decisions that we feel are in our best interest and, as a consequence, the profitability of our VGM operations may not reach the levels that we believe to be feasible or may be slower than expected in reaching those levels. By statute, from April 1, 2008 until March 31, 2013, 42% of gross VGM revenue is distributed to us. Absent legislation to the contrary, beginning on April 1, 2008 40% of the first $50 million, 29% of the next $100 million and 26% thereafter of gross VGM revenue will be distributed to us. Additionally, effective August 4, 2010, legislation was passed to reduce operator fees by one percentage point at each level of VGM revenues. No assurance can be given that such increased revenue will be sufficient to generate a profit and continue to do so. Our operations are subject to many regulatory, competitive, economic and business risks beyond our control, and a change in this regard could have a material adverse impact on our operations and our business prospects.
As a holding company, we are dependent on the operations of our subsidiary to pay dividends or make distributions in order to generate internal cash flow.
We are a holding company with no revenue generating operations. Consequently, our ability to meet our working capital requirements and to service our debt obligations depends on the earnings and the distribution of funds from our subsidiary. While our current operations generate sufficient cash flow to fund our obligations, there can be no assurance that the subsidiary will generate sufficient revenue to make cash distributions in an amount necessary for us to satisfy our working capital requirements or our obligations under any current or future indebtedness. In addition, the subsidiary may enter into contracts that limit or prohibit its ability to make distributions. Should our subsidiary be unable to make distributions, our ability to meet our ongoing obligations would be jeopardized. Specifically, without the making of distributions, we would be unable to pay our employees, accounting professionals or legal professionals, all of whom we rely on to manage our operations, ensure regulatory compliance and sustain our public company status.
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
The ownership, management and operation of our current and any future gaming facilities are and will be subject to extensive federal, state, provincial, and/or local laws, regulations and ordinances that are administered by the relevant regulatory agency or agencies in each jurisdiction. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibilities, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations, and often require such parties to obtain certain licenses, permits and approvals. In addition, some of the licenses that we and our subsidiaries, officers, directors and principal stockholders hold expire after a relatively short period and thus require frequent renewals and reevaluations. Obtaining these licenses in the first place and the renewal process involves a subjective determination by the regulatory agencies. If we or our subsidiaries do not obtain and maintain the required licenses, permits and approvals, we may be required to divest our interest in our current or future gaming facilities or our current gaming facility risks losing its licenses. These laws, regulations and ordinances may also affect the operations of our gaming facilities or our plans in pursuing future projects.
The Racing, Pari-Mutuel Wagering and Breeding Law of New York State requires our stockholders to possess certain qualifications. If the NYSGC believes a stockholder does not meet their subjective determination, a stockholder may be forced to sell any stock they hold and such sale may result in a material loss of investment value for the stockholder.
The Racing, Pari-Mutuel Wagering and Breeding Law of New York State requires our stockholders to possess certain qualifications. A failure to possess such qualifications could lead to a material loss of investment by either us or our stockholders, as it would require divestiture of the stockholder’s direct or indirect interest in us. Consequently, should any stockholder ever fail to meet the qualifications necessary to own a direct or indirect interest in us by NYSGC, such stockholder could be forced to liquidate all interests in us. Should such stockholder be forced to liquidate these interests within a relatively short period of time, such stockholder would likely be forced to sell at a discount, causing a material loss of investment value.

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
Pennsylvania casinos may operate table games and slot machines and have the ability to grant credit to guests of the casino. Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state.  As of March 2013, there were eleven casinos in operation within Pennsylvania, with six located at race tracks. One such race track facility is the Mohegan Sun at Pocono Downs, which has approximately 2,300 slot machines and 84 table games, including 18 poker tables. The Mohegan Sun at Pocono Downs in Wilkes-Barre, Pennsylvania, is approximately 70 miles southwest of Monticello. In addition, the Mount Airy Casino Resort has approximately 2,075 slot machines and 72 table games, including 11 poker tables, a hotel, spa, and a golf course. The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello. Any expansion of these casinos in Pennsylvania will likely increase the degree of competition within our market and may have an adverse effect on our business and future operating performance.
Moreover, a number of Native American tribes and gaming entrepreneurs are presently seeking to develop Class III casinos in New York and Connecticut in areas that are 90 miles from New York City such as Bridgeport, Connecticut and Southampton, New York. We are unable to predict when or if any gaming compacts will be submitted to the United States Department of the Interior or whether taking land into trust for the purpose of Class III casinos will require an Act of Congress. Based on proximity, a gaming facility, which would include a casino, hotel, restaurants and retail shops, could likely significantly increase the competition we face and have a material adverse effect on our business operations and future performance.
No assurance can be given that we will be able to compete successfully for gaming customers with the established casinos in Pennsylvania, or the competing VGM facility at Yonkers Raceway.
The continuing decline in the popularity of horse racing and increasing competition in simulcasting could adversely impact the business of Monticello Casino and Raceway.
Since the mid-1980s, there has been a general decline in the number of people attending and wagering at live horse races at North American racetracks due to a number of factors, including increased competition from other forms of gaming, unwillingness of guests to travel a significant distance to racetracks and the increasing availability of off-track wagering. The declining attendance at live horse racing events has prompted racetracks to rely increasingly on revenues from inter-track, off-track and account wagering markets. The industry-wide focus on inter-track, off-track and account wagering markets has increased competition among racetracks for outlets to simulcast their live races. A continued decrease in attendance at live events and in on-track wagering, as well as increased competition in the inter-track, off-track and account wagering markets, could lead to a decrease in the amount wagered at Monticello Casino and Raceway. Our business plan anticipates the possibility of Monticello Casino and Raceway attracting new guests to our racetrack wagering operations through VGMs in order to offset the general decline in raceway attendance. However, even if our VGM operations attract new guests to our racetrack, we may not be able to generate profit from operations. Public tastes are unpredictable and subject to change. Any further decline in interest in horse racing or any change in public tastes may adversely affect our revenues and, therefore, limit our ability to make a positive contribution to our results of operation.
We depend on our key personnel and the loss of their services would adversely affect our operations and business strategy.
If we are unable to maintain our key personnel and attract new employees with high levels of expertise in the gaming areas in which we engage and propose to engage, or are unable to do so without unreasonably increasing our labor costs, the execution of our business strategy may be hindered and our growth limited. We believe that our success is largely dependent on the continued employment of our executive management and the hiring of strategic key personnel at reasonable costs. Competition for qualified executives is intense and we can give no assurance that we would be able to hire a qualified replacement with the required level of experience and expertise for any current members of our senior management, if required to do so. Accordingly, if any of our current key executives were unable or unwilling to continue in his or her present position, or we were unable to attract a sufficient number of qualified employees at reasonable rates, our business, results of operations and financial condition will be materially adversely affected. Additionally, recruiting and hiring a replacement for any executive management position could divert the attention of other senior management and increase our operating expenses.
Currently, full-scale casino gaming, other than Native American gaming, is not allowed in New York. There can be no assurance that the required amendment to the New York State Constitution will be passed in order to allow full-scale casino gaming, other than Native American gaming, in a timely manner, or at all.
Currently, we are not permitted to operate a full-scale casino at Monticello Casino and Raceway because full-scale casino gaming, other than Native American gaming, is not allowed in New York. In order to operate a full-scale casino at Monticello Casino and Raceway, an amendment to the New York State Constitution to permit full-scale casino gaming would need to be passed or we would need to enter into an agreement with a Native American tribe for the development of a Class III casino. In January 2012, Governor Cuomo proposed an amendment to the New York State Constitution to permit casino gambling regulated by the state of New York. In order to be amended to permit full-scale casino gaming, the New York State Constitution requires the passage of legislation in two consecutive legislative sessions and then passage of the majority of the state’s voters in a statewide referendum. On March 15, 2012, Governor Andrew Cuomo, Assembly Speaker Sheldon Silver and Senate Majority Leader Dean Skelos announced that a constitutional amendment authorizing up to seven non-tribal casinos at locations to be determined by the Legislature was approved by the Legislature. The newly elected Legislature would have to pass the amendment again this year before it goes to a general referendum in November 2013. There can be no assurance given that an amendment to the New York State Constitution to permit full-scale casino gaming will be passed in a timely manner, or at all. Moreover, if an amendment to the New York State Constitution to permit full-scale casino gaming were passed, there can be no assurance that we would be able to secure any necessary licenses, regulatory approvals or financing arrangements necessary to develop a full-scale casino at Monticello Casino and Raceway or another location. In the event that full-scale casino gaming were permitted under an amendment to the New York State Constitution and we are unable to timely develop and successfully operate a full-scale casino at Monticello Casino and Raceway or another location to compete with any full-scale casinos or Class III casinos that may be developed by our competitors, our business and future operating performance would likely be materially adversely effected.
On March 7, 2012, Concord filed a complaint against EPR and us seeking monetary damages and permanent injunctive relief against EPR and us relating to our joint development of the EPT Property. This litigation may delay or alter our plans for the development of the Project.
On March 7, 2012, Concord and various affiliates filed a complaint against EPR and us in the United States District Court for the Southern District of New York. The complaint was amended in June 2012, to add Genting New York, LLC and Kien Huat as defendants. The amended complaint asserts federal antitrust claims and claims of tortious interference with contract and business relations and seeks damages in an amount of not less than $500 million (subject to automatic trebling under federal antitrust laws), unspecified punitive damages with respect to the tortious interference claims and permanent injunctive relief against EPR and our agreements. Although we believe this lawsuit is without merit and we will aggressively defend our interests, it may delay or alter our plans to develop the site of the EPT Property with EPR.
Risk Relating to our Ownership Structure
Stockholders’ ability to influence corporate decisions may be limited because our major stockholder owns a large percentage of our common stock.
Kien Huat Realty III Limited (“Kien Huat”) is the beneficial holder of 18,254,246 shares of our common stock, representing approximately 60% of our voting power. Additionally, under the terms of an investment agreement with Kien Huat (the “Investment Agreement”), if any option or warrant outstanding as of November 12, 2009, the date of the final closing of the Investment Agreement, (or, in limited circumstances, if issued after such date) is exercised, Kien Huat has the right

(following notice of such exercise) to purchase an equal number of additional shares of our common stock as are issued upon such exercise at the exercise price for the applicable option or warrant. The percentage of our outstanding shares of common stock and voting power owned by Kien Huat would not increase as a result of the purchase by Kien Huat of any shares of our common stock pursuant to such matching right, given the issuance of shares upon exercise of the option or warrant that triggered the matching right. Under the terms of the Investment Agreement, Kien Huat is also entitled to recommend three directors whom we are required to cause to be elected or appointed to our Board of Directors (“Board”), subject to the satisfaction of all legal and governance requirements regarding service as a director and to the reasonable approval of the Corporate Governance and Nominations Committee of our Board. Kien Huat recommended Au Fook Yew, Emanuel Pearlman and Joseph D’Amato as nominees to the Board pursuant to its rights under the Investment Agreement, all three of which were elected by the Company’s stockholders in November 2012. Kien Huat will continue to be entitled to recommend three directors for so long as it owns at least 24% of our voting power outstanding at such time, after which the number of directors whom Kien Huat will be entitled to designate for election to our Board will be reduced proportionally to Kien Huat’s percentage of ownership. Under the Investment Agreement, for so long as Kien Huat is entitled to recommend nominees to serve as board members, among other things, Kien Huat will have the right to nominate one of its director designees to serve as the Chairman of the Board. Mr. Pearlman has been appointed to serve as Chairman of the Board pursuant to Kien Huat’s recommendation. Until such time as Kien Huat ceases to own capital stock with at least 30% of our voting power outstanding at such time, our Board will be prohibited under the terms of the Investment Agreement from taking certain actions relating to fundamental transactions involving us and our subsidiaries and certain other matters without the affirmative vote of the directors recommended by Kien Huat and elected by shareholders. Consequently, Kien Huat has the ability to exert significant influence over our policies and affairs, including the election of our Board and the approval of any action requiring a stockholder vote, such as approving amendments to our certificate of incorporation and mergers or sales of substantially all of our assets, as well as other matters. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire or force the sale of our company on terms undesirable to other stockholders.
Risks Relating to the Market Value of Our Common Stock
The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when our stockholders want to sell their holdings.
The market price of our common stock has in the past been, and may in the future continue to be, volatile. For instance, between January 1, 2012 and March 18, 2013, the closing price of our common stock has ranged between $3.00 and $1.51 per share. A variety of events may cause the market price of our common stock to fluctuate significantly, including but not necessarily limited to:

•	quarter to quarter variations in operating results;

•	day traders;

•	adverse or positive news reports or public announcements; and

•	market conditions for the gaming industry.
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
During the past two fiscal years, we did not declare or pay any cash dividends with respect to our common stock and we do not anticipate declaring any cash dividends on our common stock in the foreseeable future. We intend to retain all future earnings for use in the development of our business. In addition, the payment of cash dividends to the holders of our common stock is restricted by undeclared dividends on our Series E preferred stock. We have accumulated unpaid Series E preferred dividends of approximately $13.9 million as of December 31, 2012. There can be no assurance that we will have, at any time, sufficient surplus under Delaware law to be able to pay any dividends.

Future sales of shares of our common stock in the public market or the conversion of the Bridge Loan by Kien Huat could adversely affect the trading price of shares of our common stock and our ability to raise funds in new stock offerings.
Future sales of substantial amounts of shares of our common stock in the public market, the conversion of the Bridge Loan by Kien Huat into shares of our common stock, or the perception that such sales or conversion are likely to occur could affect the market price of our common stock. Kien Huat’s stock ownership may also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.
General Business Risks
Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations and cash flows.
The demand for entertainment and leisure activities tends to be highly sensitive to consumers’ disposable incomes, and the recent economic recession that has affected the U.S. and global economies, the tightened credit markets and eroded consumer confidence had a negative impact on overall trends in the gaming industry in 2011 and, to an extent, in 2012. Discretionary consumer spending habits have been adversely affected by the recent economic crisis and the actual or perceived fear of the extent of the recession could lead to further decrease in spending by our guests. We cannot predict at what level these negative trends will continue, worsen or improve and the ultimate impact it will have on our future results of operations. The continued weakness in our market and the deterioration of the broader global economy would have a material adverse effect on our industry and our business, including our revenues, profitability, operating results and cash flow.
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
Our operations are located at a facility in Monticello, New York. Although this area is not prone to earthquakes, floods, tornadoes, fires or other natural disasters, the occurrence of any of these events or any other cause of material disruption in our operation could have a material adverse effect on our business, financial condition and operating results. Moreover, although we do maintain insurance customary for our industry, including a policy with $10 million limit of coverage for the perils of flood and earthquake, we cannot ensure that this coverage will be sufficient in the event of one of the disasters mentioned above.
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
Monticello Land
Our primary asset, which is held in fee by MRMI, is a 232 acre parcel of land in Monticello, New York. Facilities at the site include Monticello Casino and Raceway, which includes a 3,000-seat enclosed grandstand, a clubhouse bar, pari-mutuel wagering facilities (including simulcasting), a paddock, exterior barns and related facilities for the horses, drivers, and trainers. In addition, our VGM operation is conducted in the renovated lower level of the grandstand portion of Monticello Casino and Raceway, which includes a gaming floor with a central bar and lounge and a separate high stakes VGM area, a buffet and three outlet food court with seating capacity for up to 350 patrons, employee changing areas, storage and maintenance facilities, surveillance and security facilities and systems, cashier’s cage and accounting and marketing areas, as well as parking areas for cars and buses. The corporate offices of the Company are located on the second floor of the building at Monticello Casino and Raceway.

Item 3.	Legal Proceedings.
Bryanston Group v. Empire Resorts, Inc.
A complaint has been filed in the Supreme Court of The State of New York, New York County (the “New York County Court”) on or about July 12, 2010 against us. The lawsuit arises out of a recapitalization agreement entered into on December 10, 2002 ("Recapitalization Agreement") pursuant to which we issued Series E preferred stock to Bryanston Group and Stanley Tollman, among others. The complaint is brought by Bryanston Group and Stanley Tollman alleging that we breached the terms of the Recapitalization Agreement by (i) failing to use the funds from the 2009 investment by Kien Huat to redeem the Series E preferred shares and pay dividends on the shares; and (ii) paying in excess of $1 million per year in operating expenses (including paying the settlement to our former chief executive officer, Joseph Bernstein) while not redeeming the Series E preferred shares and paying dividends on the shares. The plaintiffs had sought a preliminary injunction to require us to put into escrow funds sufficient to pay the purchase price for the redemption of the Series E shares and the dividends. On August 20, 2010, the New York County Court denied plaintiffs' request. On September 24, 2010, we filed a motion to dismiss the original complaint. The Court denied our motion to dismiss the original complaint on March 28, 2011. We filed an answer to the original complaint. On July 10, 2012, plaintiffs filed and served an amended complaint. The amended complaint, in addition to the allegations from the original complaint, alleges that we breached the terms of the recapitalization agreement in two additional ways by (i) failing to use the funds from the 2004 issuance of senior secured convertible notes to redeem the Series E preferred shares and pay dividends; and (ii) failing to use the funds from the 2010 investment by Kien Huat to redeem the Series E preferred shares and pay dividends. We filed our answer to the amended complaint on or about July 23, 2012. Discovery concluded on January 21, 2013. We filed our motion for summary judgment on March 7, 2013, and plaintiffs filed their motion for summary judgment on the same date. Oral argument on the motions for summary judgment is scheduled for June 24, 2013. While we cannot predict the outcome of this litigation, we believe the lawsuit is without merit and we will aggressively defend our interests.
Monticello Raceway Management, Inc. v. Concord Associates L.P.
On January 25, 2011, our subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who is a significant stockholder. The lawsuit seeks amounts that we believe are owed to us under an agreement between Concord, MRMI and the Monticello Harness Horsemen’s Association, Inc. (the “Horsemen’s Agreement”). Pursuant to the Horsemen’s Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord hotel and former Concord resort or July 31, 2011, we were to continue to pay to the Monticello Harness Horsemen’s Association, Inc. 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, we believe Concord owed us approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to us and on March 10, 2011 Concord filed a motion to dismiss, claiming that there was no shortfall because the term of the obligation was a two year period, not annually. We filed reply affirmations and requested that the Judge treat Concord’s motion and our cross-motion as summary judgment motions. On June 23, 2011, the Court advised the parties that it would treat our cross-motion as a summary judgment motion. MRMI filed its reply affirmation on August 8, 2011. On November 4, 2011, the Judge denied Concord’s motion to dismiss, and denied MRMI’s summary judgment motion without prejudice to renew after conducting pre-trial discovery. On December 8, 2011, MRMI filed an appeal of the denial of the summary judgment motion and on December 9, 2011, Concord filed a cross-appeal for the portion of the decision that denied Concord’s motion to dismiss. MRMI and Concord filed Appellate Briefs in or about December 2012. The Appellate Division in Albany heard the oral argument on February 7, 2013. While we are unable at this time to estimate the likelihood of a favorable outcome in this matter, we intend to prosecute vigorously our claims against Concord.
Concord Associates, L.P. v. Entertainment Properties Trust
On March 7, 2012, Concord and various affiliates filed a complaint against EPR and us in the United States District Court for the Southern District of New York ("SDNY"). The lawsuit arises out of our exclusivity agreement and option agreement with EPR to develop the site of the EPT Property located in Sullivan County, New York. Following a pre-motion conference held April 25, 2012, Concord and its affiliates filed an amended complaint on June 18, 2012, against EPR and us, and added Genting New York LLC and Kien Huat Realty III Limited, as defendants. The amended complaint asserts the same federal antitrust claims and seeks the same damages as in the original complaint, alleging that all defendants have obstructed and delayed Concord from establishing a harness racetrack and VGM facility at the site of the former Concord Hotel in the Town of Thompson, New York, that would compete with other “reasonably accessible casinos/racinos for legal casino gaming business” and other “reasonably accessible casino hotel and resort facilities for tourism patrons” in the “New York-Northeastern New Jersey-Long Island, NY-NJ-PA Metropolitan Statistical Area.” As in the original complaint, Concord's amended complaint further asserts that we have monopolized the market for "gaming and racing” in the “Catskills Region” and have tortiously interfered with EPR's performance of its contracts and business relations with Concord. The amended complaint seeks damages in an amount to be determined at trial but not less than $500 million (subject to automatic trebling under federal antitrust laws), unspecified punitive damages with respect to Concord's tortious interference claims, and permanent injunctive relief against EPR and MRMI agreements. By Stipulation and Order entered by the SDNY on July 6, 2012, we shall answer, move or otherwise respond to the amended complaint by July 25, 2012. On July 25, 2012, all defendants submitted to the court requests for a pre-motion conference concerning a proposed motion to dismiss the amended complaint. Concord submitted a letter in response to the defendant letters. On September 13, 2012, on the eve of the pre-

motion for summary judgment conference, Concord notified the Court that it had retained new counsel (with one of the law firms continuing as counsel) and requested that the conference be adjourned so that Concord could file a second amended complaint. The Court denied the request to adjourn. On September 25, 2012, the defendants filed the Motion to Dismiss and on October 25, 2012 Concord filed its opposition. Defendants' filed the reply on November 8, 2012. On November 29, 2012, Concord submitted to the court a request for a pre-motion conference to permit them to file a second amended complaint. Defendants submitted letters in opposition on December 4, 2012. Although we are continuing to assess our available options in terms of responding to this complaint, we believe this lawsuit is without merit and we will aggressively defend our interests.

Bryanston Group v. Kien Huat Realty III, Limited

On December 27, 2012, Bryanston Group (not Stanley Tollman), which holds Series E Preferred shares of Empire, filed a complaint against Kien Huat, our majority stockholder, and Colin Au, Joseph D'Amato and Emanuel Pearlman in their individual capacities and as our directors, in the SDNY. With respect to our directors, the shareholder complaint alleges that Messrs. Au, D'Amato and Pearlman breached their fiduciary duties to Bryanston by approving the rights offering consummated on May 20, 2011, and not providing Bryanston with the right to participate in the rights offering. The complaint also seeks a declaratory judgment that the Recapitalization Agreement gives Bryanston "priority over Defendants to the payment of dividends, redemption and/or satisfaction of shares" from Empire's New Available Cash Flow (as defined in the Recapitalization Agreement). The complaint also asserts a variety of related claims against Kien Huat. On February 25, 2013, we sent a pre-motion letter to Bryanston. The parties thereafter submitted a stipulation for the Court to be So Ordered that provides Bryanston the ability to amend its complaint on or before March 29, 2013, and gives defendants until May 28, 2013 to file a motion to dismiss.    Although we are continuing to assess our available options in terms of responding to this complaint, we believe this lawsuit is without merit.
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

	High	Low
Year ended December 31, 2011
First Quarter	$3.09	$1.57
Second Quarter	3.90	1.35
Third Quarter	3.54	1.95
Fourth Quarter	2.43	1.25
Year ended December 31, 2012
First Quarter	$3.13	$1.50
Second Quarter	2.60	1.85
Third Quarter	2.10	1.50
Fourth Quarter	2.43	1.50
Holders
According to Continental Stock Transfer & Trust Company, there were approximately 210 holders of record of our common stock at March 18, 2013.
Dividends
During the past two fiscal years, we did not declare or pay any cash dividends with respect to our common stock and we do not anticipate declaring any cash dividends on our common stock in the foreseeable future. We intend to retain all future earnings for use in the development of our business. In addition, the payment of cash dividends to the holders of our common stock is restricted by undeclared dividends on our Series E preferred stock. We have accumulated unpaid Series E preferred dividends of approximately $13.9 million as of December 31, 2012. There can be no assurance that we will have, at any time, sufficient surplus under Delaware law to be able to pay any dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2012 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,204,303	$8.45	1,163,197
Total	2,204,303	$5.49	1,163,197

Item 6.	Selected Financial Data
We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Through our wholly-owned subsidiary, MRMI, we currently own and operate Monticello Casino and Raceway, a 45,000 square foot VGM and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs which includes 20 ETGs. VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.
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
Gaming revenue is the net difference between gaming wagers and payouts for prizes from VGMs, non-subsidized free play and accruals related to the anticipated payout of progressive jackpots. Progressive jackpots contain base jackpots that increase at a progressive rate based on the credits played and are charged to revenue as the amount of the jackpots increase. We recognize gaming revenues before deductions of such related expenses as NYL's share of VGM revenue and the Monticello Harness Horsemen’s Association (the “Horsemen”) and Agriculture and New York State Horse Breeding Development Fund’s contractually required percentages.
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
Accounts receivable
Accounts receivable, net of allowances, are stated at the amount we expect to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms and how recently payments have been received and our judgment of collectability. In the normal course of business, we settle wagers for other racetracks and are exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2012 and December 31, 2011, we recorded an allowance for doubtful accounts of approximately $202,000 and $177,000, respectively.
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
Stock-based compensation
The cost of all share-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the market price of our common stock on the date of grant. The fair value of share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of December 31, 2012, there was approximately $253,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our equity compensation plans. That cost is expected to be recognized over a period of two years. This expected cost does not include the impact of any future stock-based compensation awards.
Fair value
We follow the provisions of Financial Accounting Standards Board Accounting Standards Certification (“ASC”) 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). We chose not to elect the fair value option as prescribed by FASB, for our financial assets and liabilities that had not been previously carried at fair value. Our financial instruments are comprised of current assets, current liabilities and a long-term loan. Current assets and current liabilities approximate fair value due to their short-term nature. As of December 31, 2012, our management was unable to estimate reasonably the fair value of the long-term loan due to the inability to obtain quotes for similar credit facilities.
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

Results of Operations
The results of operations for the year ended December 31, 2012 and 2011 are summarized below (dollars in thousands):

	2012	2011	Variance $	Variance %
Revenues:
Gaming	$63,402	$61,388	$2,014	3%
Food, beverage, racing and other	12,220	11,634	586	5%
Gross revenues	75,622	73,022	2,600	4%
Less: Promotional allowances	(3,649)	(2,826)	(823)	(29)%
Net revenues	71,973	70,196	1,777	3%
Costs and expenses:
Gaming	45,955	44,497	(1,458)	(3)%
Food, beverage, racing and other	10,779	10,388	(391)	(4)%
Selling, general and administrative	12,820	11,534	(1,286)	(11)%
Stock-based compensation	647	1,215	568	47%
Depreciation	1,380	1,325	(55)	(4)%
Total costs and expenses	71,581	68,959	(2,622)	(4)%
Income from operations	392	1,237	(845)	(68)%
Amortization of deferred financing costs	(30)	—	(30)	(100)%
Interest expense	(1,063)	(1,225)	162	(13)%
Interest income	4	6	(2)	(33)%
Income (loss) before income taxes	(697)	18	(715)	(3,972)%
Income tax provision	16	42	(26)	(62)%
Net loss	$(713)	$(24)	$(689)	(2,871)%
Gaming revenue
Gaming revenue increased by $2.0 million, or 3%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Our number of daily visits for 2012 were flat with 2011; however, the average daily win per unit increased 3% from $151.52 for the year ended December 31, 2011 to $156.49 for the year ended December 31, 2012, as we concentrated our marketing efforts on more high valued gaming guests. Our VGM hold percentage was 7.3% and 7.1% for the year ended December 31, 2012 and 2011, respectively.
Food, beverage, racing and other revenue
Food, beverage, racing and other revenue increased by approximately $586,000 or 5%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily the result of an increase in racing revenue of approximately $491,000 from higher year over year statutory payments as well as an increase in Other Revenue of approximately $95,000.
Racing revenue increased primarily due to the Off-Track Betting Parlors making their statutory payments on a timely and consistent basis. Food, beverage and other revenue increased due to more marketing offers than last year.
Promotional allowances
Promotional allowances increased by approximately $823,000, or 29%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase was due to increased non-subsidized free play of approximately $426,000, an increase in allowances for food and beverage of approximately $251,000 and an increase in Players Club awards of $146,000.

Gaming costs
Gaming costs increased by $1.5 million, or 3%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011 primarily due to $1.1 million increase in regulatory fees resulting from higher gaming revenue and $400,000 in other Gaming related expenses.
Food, beverage, racing and other costs
Food, beverage, racing and other costs increased approximately $391,000, or 4%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to increased racing payroll expense of $150,000 as well as increased benefits expense of $12,000. Food and beverage payroll expense increased $48,000 with benefits expense increasing $107,000 for a total increase of $317,000.An increase in cost of goods sold of approximately $45,000 and cost of purses of approximately $103,000. These increases are partially offset by a decrease in operating supplies of $14,000 as well as a decrease in miscellaneous racing costs of $60,000.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $1.3 million , or 11%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to increased legal fees of $1.4 million as a result of additional work associated with pending litigation. Professional and Consulting fees increased approximately $379,000 associated with various projects being conducted by the Company. Payroll increased approximately $222,000 because of increased bonus accrual and increased benefits expense. Marketing expenses increased due to more marketing programs year over year of approximately $402,000. This increase was offset by a decrease in development fees of $1.0 million.

Stock-based compensation expense
Stock-based compensation decreased approximately $568,000 or 47% for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to fewer options vesting and fewer options granted .
Interest expense
Interest expense increased approximately $162,000 or 13% for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase was due to an increase in the interest rate, from 5% to 7.5%, of the loan agreement between the Company and Kien Huat that became effective per the Amendment to the Loan Agreement dated August 9, 2012.
Income tax provision
Income tax provision decreased by approximately $26,000 or 62% for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to state minimum and capital based taxes incurred during the year ended December 31, 2012.
Liquidity and Capital Resources
The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We anticipate that our current cash and cash equivalents and cash generated from operations will be sufficient to meet our strategic and working capital requirements for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth and operating results. If we require additional capital resources to grow our business at a future date, we may seek to sell additional debt or equity in public or private transactions, which may include underwritten offerings to the public or rights offerings to current stockholders. The sale of additional equity could result in additional dilution to our existing stockholders and financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.
On December 14, 2012, EPT Concord II, LLC ("EPT"), a wholly owned subsidiary of Entertainment Properties Trust, and MRMI entered into a master development agreement (the “MDA”) to develop EPT's 1,500 acres located at the site of the former Concord Resort (the “EPT Property”). The MDA defines and governs the overall relationship between EPT and MRMI with respect to the development, construction, operation, management and disposition of the integrated destination resort and community (the "Project") to be developed by the parties on the EPT Property. In accordance with the terms of the MDA, MRMI has agreed to invest a minimum of $300 million in the development and construction of a casino and a harness racetrack and may also include one or more hotels, food and beverage outlets, a spa facility, retail venues, space for conferences, meetings, entertainment and special events in a multi-purpose conference space supported by separate meeting rooms and parking facilities (the “Casino Project”), which is a portion of the larger Project being developed by EPT and us. This amount will likely be needed over the next eighteen months as development continues. To date, our project development costs have included the $750,000 Option Payment to EPT and the additional prorated Option Payment of $472,603 by us to EPT. In addition to the Option Payments to EPT upon extension of the Option, project development costs included other direct costs incurred by the Company in consummating the Option Agreement and related lease, as well as other project development costs for the EPT Property. At December 31, 2012, project development costs totaled approximately $11.5 million. Additional capital resources will be required to meet the Company's obligations with respect to the Project and, particularly, the Casino Project, for which additional capital in the form of debt or equity will be required.. The sale of additional equity could result in significant dilution of the Company's existing stockholders and financing arrangements may not be available to the Company, or may not be available in the amounts or on terms acceptable to the Company. If required funds are unavailable, or not available on acceptable terms, we may be required to delay, scale back or eliminate some of our obligations with respect to the Project and Casino Project.
On November 17, 2010, we entered into a loan agreement (the “Loan Agreement”) with Kien Huat Realty III Limited (“Kien Huat”), our largest stockholder,to provide us a short-term bridge loan to a rights offering (the “Bridge Loan”), subject to the terms and conditions set forth in the Loan Agreement and represented by a convertible promissory note (the “Note”), dated November 17, 2010. Proceeds of the Bridge Loan were used to effectuate the repurchase of our then outstanding 5 1/2% Convertible Senior Notes due 2014 (the "Senior Notes") in accordance with the terms of a settlement agreement between the Company and certain beneficial owners of the Senior Notes, dated as of September 23, 2010.
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
On March 28, 2011, we commenced a rights offering. All holders of our common stock and holders of our Series B Preferred Stock were granted the non-transferrable right to purchase 0.18917 shares of our common stock at a price of $2.65 per share for each share they hold. Pursuant to a letter agreement, dated November 5, 2010, Kien Huat, our largest stockholder, agreed to exercise its entire allocation of basic subscription rights. The proceeds of the rights offering were used to repay amounts outstanding under the Bridge Loan. Since the proceeds were insufficient to repay in full all amounts outstanding under the Bridge Loan, including principal and accrued interest thereon, Kien Huat has converted the remaining unpaid into a convertible term loan with a term of two years, which bears interest at a rate of 5% per annum and will be convertible at a price equal to the exercise price of the rights issued in the rights offering. The expiration date of this rights offering was extended until May 20, 2011.
On May 20, 2011 the rights offering was consummated and our stockholders validly subscribed for 6,628,925 shares of our common stock, par value $0.01 per share, in the rights offering. The rights were exercised at $2.65 per share, resulting in total gross proceeds of approximately $17.6 million, which were used to repay the Bridge Loan. Pursuant to the Loan Agreement, we have satisfied the conditions to extend the maturity date of the remaining unpaid principal amount of the Bridge Loan to May 17, 2013. On August 9, 2012, the Company and Kien Huat entered into Amendment No. 1 (the “Amendment”) to the Loan Agreement. Pursuant to the Amendment, the maturity date of the loan made pursuant to the Loan Agreement (the “Loan”) was extended from May 17, 2013 to December 31, 2014. In consideration of the extension of the maturity date of the Loan, effective as of the Amendment Date, the rate of interest was amended to be 7.5% per annum in place of 5% per annum. In addition, the Company agreed to pay Kien Huat upon execution a one-time fee of $174,261, or 1% of the outstanding principal amount of the Loan as of the date of the Amendment. Except for these amendments, the Loan Agreement remains unchanged and in full force and effect.
On September 30, 2011, the Company's board of directors (the "Board") unanimously voted to adopt and recommended stockholders approve an amendment to Empire's amended and restated certificate of incorporation affecting a one-for-three reverse stock split of its common stock (the "Reverse Split"). The Reverse Split was approved by the Company's stockholders at the annual meeting on December 13, 2011. The Reverse Split is reflected in share data and earnings per share data contained herein for all periods presented. The par value of the common stock was not affected by the reverse stock split and remains at $0.01 per share. Consequently, on the Company's consolidated balance sheets and consolidated statements of stockholders' equity, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to additional paid-in capital.
As of December 31, 2012, we had total current assets of approximately $14.1 million and current liabilities of approximately $10.2 million. We expect that we will be able to fund our operations in the ordinary course of business over at least the next twelve months.
Net cash provided by operating activities was approximately $3.0 million and $3.3 million during the years ended December 31, 2012 and 2011, respectively, which was primarily the result of the net change in operating assets and liabilities.
Net cash used in investing activities was approximately $8.6 million and $1.5 million for the years ended December 31, 2012 and 2011, respectively. The increase of approximately $7.1 million was primarily a result of increased project development costs $7.4 million in 2012 compared to payments of $750,000 in 2011 related to the Sullivan County development project partially offset by the decrease in purchase of property and equipment of approximately $163,000 and the change in restricted cash of $169,000.
Net cash used in financing activities was approximately $1,000 and $177,000 for the years ended December 31, 2012 and 2011, respectively.  The decrease was due to lower stock issuance costs during the year ended December 31, 2012. At December 31, 2012, we had undeclared dividends on our Series E Preferred Stock of approximately $13.9 million and undeclared dividends for 2012 on our Series B Preferred Stock of approximately $167,000. We are in compliance with our Certificates of Designations, Preferences and Rights of the issued and outstanding preferred shares.
On February 12, 2013, our Board authorized the issuance of 75,530 shares of our common stock in payment of dividends due for the year ended December 31, 2012 on our Series B Preferred Stock. The recorded value of these shares was approximately $167,000.
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

Contractual Obligations

	Payments due by period (in thousands)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Bridge Loan (a):
Principal (b)	$17,426	$—	$17,426	$—	$—
Estimated interest (b)	2,614	1,307	1,307	—	—
Total	$20,040	$1,307	$18,733	$—	$—

(a)	See the section of this annual report entitled “Item 8—Financial Statements and Supplementary Data—Note G. Long-term Loan, Related Party.”

(b)	Interest is payable monthly at an annual rate of 7.5% on the Bridge Loan until December 31, 2014.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Empire Resorts, Inc.
We have audited the accompanying consolidated balance sheets of Empire Resorts, Inc. and Subsidiaries as of December 31, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire Resorts, Inc. and Subsidiaries at December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst and Young LLP
Philadelphia, PA
March 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Empire Resorts, Inc.

We have audited the accompanying consolidated balance sheet of Empire Resorts, Inc. and Subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
March 19, 2012

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31
(In thousands, except for per share data)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$9,063	$14,601
Restricted cash	1,240	1,354
Accounts receivable, net	1,006	1,478
Prepaid expenses and other current assets	2,839	2,769
Total current assets	14,148	20,202
Property and equipment, net	26,568	27,494
Project development costs	11,516	957
Other assets	217	1,181
Total assets	$52,449	$49,834
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	2,805	2,079
Accrued expenses and other current liabilities	7,405	5,450
Total current liabilities	10,210	7,529
Long-term loan, related party	17,426	17,426
Total liabilities	27,636	24,955
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000 shares authorized; $0.01 par value—
Series A junior participating preferred stock, $1,000 per share liquidation value, none issued and outstanding	—	—
Series B, $29 per share liquidation value, 44 shares issued and outstanding	—	—
Series E, $10 per share redemption value, 1,731 shares issued and outstanding (aggregate liquidation value of 31,237 as of December 31, 2012)	6,855	6,855
Common stock, $0.01 par value, 150,000 shares authorized, 30,073 and 29,931 shares issued and outstanding in 2012 and 2011, respectively	300	299
Additional paid-in capital	146,083	145,204
Accumulated deficit	(128,425)	(127,479)
Total stockholders’ equity	24,813	24,879
Total liabilities and stockholders’ equity	$52,449	$49,834
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31
(In thousands, except for per share data)

	2012	2011
Revenues:
Gaming	$63,402	$61,388
Food, beverage, racing and other	12,220	11,634
Gross revenues	75,622	73,022
Less: Promotional allowances	(3,649)	(2,826)
Net revenues	71,973	70,196
Costs and expenses:
Gaming	45,955	44,497
Food, beverage, racing and other	10,779	10,388
Selling, general and administrative	12,820	11,534
Stock-based compensation	647	1,215
Depreciation	1,380	1,325
Total costs and expenses	71,581	68,959
Income from operations	392	1,237
Amortization of deferred financing costs	(30)	—
Interest expense	(1,063)	(1,225)
Interest income	4	6
(Loss )income before income taxes	(697)	18
Income tax provision	16	42
Net loss	(713)	(24)
Undeclared dividends on preferred stock	(1,551)	(1,551)
Net loss applicable to common shares	$(2,264)	$(1,575)
Weighted average common shares outstanding, basic	29,951	27,328
Weighted average common shares outstanding, diluted	29,951	27,328
Loss per common share, basic	$(0.08)	$(0.06)
Loss per common share, diluted	$(0.08)	$(0.06)
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2012 AND 2011
(In thousands)

	Preferred Stock*				Common Stock		Additional paid-in capital	Accumulated Deficit	Total Stockholders’ Equity
	Series B		Series E
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2011	44	$—	1,731	$6,855	23,160	$232	$126,545	$(127,341)	$6,291
Declared and paid dividends on preferred stock	—	—	—	—	59	—	114	(114)	—
Common stock issued from exercise of rights offering	—	—	—	—	6,629	66	17,508	—	17,574
Stock issuance costs	—	—	—	—	—	—	(177)	—	(177)
Stock-based compensation	—	—	—	—	83	1	1,214	—	1,215
Net loss	—	—	—	—	—	—	—	(24)	(24)
Balances, December 31, 2011	44	$—	1,731	$6,855	29,931	$299	$145,204	$(127,479)	$24,879
Declared and paid dividends on preferred stock	—	—	—	—	92	—	233	(233)	—
Common stock issued from exercise of rights offering	—	—	—	—	—	—	—	—	—
Stock issuance costs	—	—	—	—	50	1	(1)	—	—
Stock-based compensation	—	—	—	—	—	—	647	—	647
Net loss	—	—	—	—	—	—	—	(713)	(713)
Balances, December 31, 2012	44	$—	1,731	$6,855	30,073	$300	$146,083	$(128,425)	$24,813

*	Series A preferred stock, none issued and outstanding.
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31
(In thousands)

	2012	2011
Cash flows from operating activities:
Net loss	$(713)	$(24)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,380	1,325
Amortization of deferred project costs		—
Provision for doubtful accounts	25	9
Loss on debt extinguishment	—	—
Loss on disposal of property and equipment	94	22
Stock—based compensation	647	1,215
Changes in operating assets and liabilities:
Restricted cash—NY Lottery and Purse Accounts	(43)	902
Accounts receivable	447	(261)
Prepaid expenses and other current assets	(71)	(40)
Other assets	964	(27)
Accounts payable	727	184
Accrued expenses and other current liabilities	(408)	(14)
Net cash provided by operating activities	3,049	3,291
Cash flows from investing activities:
Purchase of property and equipment	(548)	(711)
Restricted cash—Racing capital improvement	157	(12)
Project development costs	(8,197)	(750)
Net cash used in investing activities	(8,588)	(1,473)
Cash flows from financing activities:
Stock issuance costs	1	(177)
Net cash used in financing activities	1	(177)
Net (decrease) increase in cash and cash equivalents	(5,538)	1,641
Cash and cash equivalents, beginning of year	14,601	12,960
Cash and cash equivalents, end of year	$9,063	$14,601
Supplemental disclosures of cash flow information:
Interest paid	$1,044	$1,262
Income taxes paid	$15	$23
Noncash investing and financing activities:
Common stock issued in settlement of preferred stock dividends	$—	$114
Repayment of short-term loan, related party, with proceeds from stock issued in rights offering	$—	$17,574
Project development costs included in accrued expenses	$2,362	$207
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A. Organization and Nature of Business
The consolidated balance sheets as of December 31, 2012 and 2011, and the consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2012 and 2011 include the accounts of Empire Resorts, Inc. (“Empire”) and subsidiaries (collectively the “Company”).
Liquidity
The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations will be sufficient to meet its strategic and working capital requirements for at least the next twelve months. Whether these resources are adequate to meet the Company’s liquidity needs beyond that period will depend on its growth and operating results. If the Company requires additional capital resources to grow its business at a future date, it may seek to sell additional debt or equity in public or private transactions, which may include underwritten offerings to the public or rights offerings to current stockholders. The sale of additional equity could result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to it, or may not be available in amounts or on terms acceptable to it.
Nature of Business
Through Empire’s wholly-owned subsidiary, Monticello Raceway Management, Inc. (“MRMI”), the Company currently owns and operates Monticello Casino and Raceway, a 45,000 square foot video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs, which includes 20 electronic table game positions (“ETGs”) . VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. The Company also generates racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of its races to offsite pari-mutuel wagering facilities.
At its meeting held on January 31, 2013, the New York State Racing and Wagering Board (“RWB”) approved the Company's racetrack and simulcast applications for the 2013 calendar year. Generally, the annual license renewal process requires the RWB to review the financial responsibility, experience, character and general fitness of MRMI and its management.

On February 1, 2013, the New York State Gaming Commission (“NYSGC”) became effective. The NYSGC was formally created via Chapter 60 of the Laws of 2012 as part of the 2012/2013 Enacted State Budget. The measure merged the RWB with the New York Lottery ("NYL") into a single state agency. The legislation that created the NYSGC provides that the NYSGC shall consist of seven members appointed by the governor by and with the advice and consent of the senate. As of March 11, 2013, no members have been appointed. The NYSGC has the authority and responsibility to promulgate rules and regulations. The legislation specifies that all rules, regulations, acts, orders, determinations and decisions of the NYL and RWB shall continue as rules, regulations, acts, orders, determinations and decisions of the NYSGC until modified or abrogated by the NYSGC and and all of the functions and powers and obligations and duties of the RWB and NYL were transferred to the NYSGC. The legislation that created the NYSGC established four divisions: Charitable Gaming, Gaming, Horse Racing and Pari-Mutuel Wagering, and Lottery. Our VGM, harness horseracing and simulcast activities in the State of New York are overseen by the NYSGC.
Future Development
EPT Concord II, LLC, a wholly owned subsidiary of Entertainment Properties Trust is the sole owner of 1,500 acres located at the site of the former Concord Resort (the “EPT Property”). On December 14, 2012 (the "Effective Date"), EPT and MRMI entered into a master development agreement (the “MDA”) to develop the EPT Property. The MDA defines and governs the overall relationship between EPT and MRMI with respect to the development, construction, operation, management and disposition of the integrated destination resort and community (the "Project") to be developed by the parties on the EPT Property. The term of the MDA commenced on the Effective Date and shall expire on the earlier of (i) the earliest date on which the Casino Project, the Golf Course Project and the Initial Resort Project (as such terms are defined below and in the MDA) are all open to the general public for business and (ii) sooner termination pursuant to the terms of the MDA. The parties also agreed to continue to cooperate in good faith on the on-going development plans and have agreed to share certain expenses related to the master planning work and common infrastructure work. Either party has the right to terminate the MDA prior to the execution of a lease, In the event of termination, EPT shall reimburse to MRMI any amounts paid by MRMI pursuant to the Option Agreement, which is described below. Following the payment of any additional amounts accrued pursuant to the MDA as the date of termination, neither party shall have any obligations under the MDA.

The parties envision MRMI developing a comprehensive resort destination that includes a casino and a harness racetrack and may also include one or more hotels, food and beverage outlets, a spa facility, retail venues, space for conferences, meetings, entertainment and special events in a multi-purpose conference space supported by separate meeting rooms and parking facilities (the “Casino Project”). In addition to the Casino Project, the Project is expected to include a golf course and a resort including a variety of amenities.

In accordance with the terms of the MDA. MRMI shall be responsible for the development and construction of the Casino Project. MRMI shall then be responsible for maintaining and operating the Casino Project in accordance with the operating standards contained in the Casino Lease (as defined in the MDA), to be entered into by and between EPT and MRMI prior to the commencement of construction on the Casino Project. MRMI and EPT agreed to cooperate to consult appropriate governmental authorities as to the steps necessary to obtain authorization to relocate the gaming licenses currently used to operate the Monticello Casino and Raceway to the Casino Project such that, upon its substantial completion, MRMI shall be entitled to obtain any required gaming license to operate the Casino Project without the need for any further discretionary action by applicable governmental authorities. The development of the Project is contingent upon various conditions, including obtaining necessary governmental approval, as fully set forth in the MDA.

In addition, the parties have agreed that the Project will include an aggregate total “qualified capital investment” of $600 million on the development of the Project in accordance with statutory guidelines, the compliance with which the parties agree is essential to the success and viability of the Project. MRMI has agreed to invest a minimum of $300 million in the development and construction of the Casino Project.

On December 21, 2011 (the “Option Effective Date”), MRMI entered into an option agreement with EPT, which was last amended by a letter agreement on November 30, 2012, between EPT and MRMI (as amended, the “Option Agreement”) . Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease certain portions of the EPT Property pursuant to the terms of a lease negotiated between the parties our rights and obligations pursuant to the Option Agreement are subject to certain existing EPT agreement.
The Option has an initial term of six months from the Effective Date (the “Option Exercise Period”). In addition, subject to the conditions of the Option Agreement, the Option Exercise Period may be extended for one or more six month periods; provided, however, in no event shall the Option Exercise Period extend beyond June 30, 2013. In connection with the execution of the Option Agreement, we paid EPT an option payment in the amount of $750,000. Any extension of the Option Exercise Period must be accompanied by an additional option payment of $750,000 for the six-month extension period. On March 8, 2013, MRMI exercised its option to extend the Option Exercise Period to June 30, 2013. Accordingly, MRMI paid EPT a pro-rated option payment in the amount of $472,603.

In the process of obtaining necessary governmental approval, on March 8, 2012, EPT and MRMI presented an overview of the master plan for redevelopment of the EPT Property to the Town of Thompson Town Board ("Town Board") and formally submitted the proposed redevelopment plan to the Town of Thompson for an assessment of its environmental impact as prescribed by the State Environmental Quality Review provisions of the New York Environmental Conservation Law ("SEQR"). The SEQR hearing was held on August 28, 2012. The SEQR process was continued by the Town Board on January 2, 2013, when the Town Board accepted a Final Environmental Impact Statement for the entire development project, including the first phase. On January 15, 2013, the Town Board, as Lead Agency, issued an Environmental Findings Statement for the entire development project and held public hearings on the proposed zoning amendments to the Planned Resort Development provisions of the zoning law of the Town of Thompson and regarding a new Comprehensive Development Plan ("CDP") for the entire project site. After the close of the public hearings, the Town Board unanimously approved the zoning amendments and also approved the CDP for the entire site. On February 13, 2013, EPT and MRMI filed a site plan/subdivision application ("Application") with the Town of Thompson Planning Board ("Planning Board") and the Planning Board conducted an informal review of the Application with representatives of EPT and MRMI. The Application describes the facilities that will be developed during Phase I, namely, the Casino Project. On March 13, 2013, there was a joint public hearing before the Planning Board on Phase I and the Application. Prior to MRMI's ability to commence construction, anticipated in the second quarter of 2013, the Planning Board will have to grant preliminary and final approval of Phase I and the Application and MRMI will be required to submit detailed construction plans to the Town Board.

On March 19, 2013, the County of Sullivan Industrial Development Agency (“IDA”) approved a Resolution (1) taking official action authorizing the issuance of revenue bonds to enable MRMI to use the industrial development revenue bonds for the financing of the Casino Project; (2) describing the forms of financial assistance being contemplated by the IDA to include: (i) an exemption from New York State (“State”) and local sales and use taxes with respect to certain items used in, or for the acquisition, construction and equipping of, the Casino Project, estimated to be $15 million, (ii) the grant of one or more Mortgage liens on IDA's interest in the Casino Project to secure the bonds and/or any other indebtedness incurred by or for the benefit of MRMI in connection with the Casino Project, which Mortgages would be exempt from all mortgage recording taxes imposed in the State, estimated to be $1.1 million, and (iii) a partial (or full) real property tax abatement, estimated to be $126 million over sixteen (16) years; and (3) appointing MRMI as IDA's agent to undertake the Casino Project.  Fees for the utilization of the bonds and other financial assistance would be paid by MRMI to the IDA.
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
Reverse Stock Split
On September 30, 2011, the Company's board of directors (the "Board") unanimously voted to adopt and recommended stockholders approve an amendment to Empire's amended and restated certificate of incorporation affecting a one-for-three reverse stock split of its common stock (the "Reverse Split"). The Reverse Split was approved by the Company's stockholders at the annual meeting on December 13, 2011. The Reverse Split is reflected in share data and earnings per share data contained herein for all periods presented. The par value of the common stock was not affected by the reverse stock split and remains at $0.01 per share. Consequently, on the Company's consolidated balance sheets and consolidated statements of stockholders' equity, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to additional paid-in capital.

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
The retail value amounts included in promotional allowances for the years ended December 31, 2012 and 2011 are as follows:

	Year ended December 31,
	2012	2011
	(in thousands)
Food and beverage	$1,605	$1,354
Non-subsidized free play	1,459	1,033
Players club awards	585	439

Total retail value of promotional allowances	$3,649	$2,826

The estimated cost of providing complimentary food, beverages and other items for the years ended December 31, 2012 and 2011 are as follows:

	Year ended December 31,
	2012	2011
	(in thousands)
Food and beverage	$1,605	$1,354
Non-subsidized free play	861	610
Players club awards	585	439
Total cost of promotional allowances	$3,051	$2,403
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
Under New York State Racing, Pari-Mutual Wagering and Breeding Law, MRMI is obliged to withhold a certain percentage of certain types of wagers towards the establishment of a pool of money, the use of which is restricted to the funding of approved capital improvements. Periodically during the year, MRMI petitions the RWB (now the NYSGC) to certify that the noted expenditures are eligible for reimbursement from the capital improvement fund. The balance in this account was approximately $85,000 and $242,000 at December 31, 2012 and 2011, respectively.
Pursuant to its contract with the Monticello Harness Horsemen’s Association (the “Horsemen”) the Company established an account to segregate amounts collected and payable to the Horsemen as defined in that contract. The balance in this account was approximately $251,000 and $300,000 at December 31, 2012 and 2011, respectively.
In April 2005, the New York law governing VGM operations was modified to provide an increase in the revenues retained by the VGM operator. A portion of that increase was designated as a reimbursement of marketing expenses incurred by the VGM operator. The amount of revenues directed toward this reimbursement is deposited in a bank account under the control of the NYL (now NYSGC) and the VGM operator. The funds are transferred from this account to the VGM operator upon the approval by NYSGC officials of the reimbursement requests submitted by the VGM operator. The balance in this account was approximately $504,000 and $413,000 at December 31, 2012 and 2011, respectively.
In connection with the Company’s VGM operations, it agreed to maintain a restricted bank account with a balance of $400,000. The NYSGC can make withdrawals directly from this account if they have not received their share of net win when due. As of December 31, 2012, there were no withdrawals made from this account.

Accounts receivable
Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2012 and December 31, 2011, the Company recorded an allowance for doubtful accounts of approximately $202,000 and $177,000,

Property and equipment
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
Project Development Costs
As of December 31, 2012, the project development costs incurred were comprised of approximately $10.8 million of architectural and master planning costs as well as $750,000 in Option Payments.
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
Loss contingencies
There are times when non-recurring events may occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for loss contingencies typically relate to certain legal proceedings, customer and other claims and litigation. As required by generally accepted accounting principles in the United States of America (“GAAP”), the Company determines whether an accrual for a loss contingency is appropriate by assessing whether a loss is deemed probable and can be reasonably estimated. The Company analyzes its legal proceedings and other claims based on available information to assess potential liability. The Company develops its views on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. The Company recognized no loss contingencies for 2012 and 2011.
Earnings (loss) per common share
The Company computes basic earnings (loss) per share by dividing net income (loss) applicable to common shares by the weighted-average common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for the years ended December 31, 2012 and 2011 were the same.
The following table shows the approximate number of common stock equivalents outstanding at December 31, 2012 and 2011 that could potentially dilute basic earnings per share in the future, but were not included in the calculation of diluted loss per share for the years ended December 31, 2012 and 2011, because their inclusion would have been anti-dilutive.

	Outstanding at December 31,
	2012	2011
Options	2,204,000	2,596,000
Warrants	1,083,000	1,083,000
Option Matching Rights	1,276,000	1,809,000
Restricted stock	100,000	67,000
Shares to be issued upon conversion of long-term loan, related party	6,575,000	6,575,000
Total	11,238,000	12,130,000
Fair value
The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by FASB, for its financial assets and liabilities that had not been previously carried at fair value. The Company’s financial instruments are comprised of current assets, current liabilities and a long-term loan. Current assets and current liabilities approximate fair value due to their short-term nature. As of December 31, 2012 and 2011, the Company’s management was unable to estimate reasonably the fair value of the long-term loan due to the inability to obtain quotes for similar credit facilities.
Advertising
The Company records as current operating expense the costs of general advertising, promotion and marketing programs at the time those costs are incurred. Advertising expense was approximately $1.0 million and $1.1 million for the years ended December 31, 2012 and 2011, respectively.
Stock-based compensation
The cost of all share-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the market price of Empire’s common stock on the date of grant. The fair value of share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of December 31, 2012, there was approximately $253,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s equity compensation plan. That cost is expected to be recognized over a period of 1.25 years. This expected cost does not include the impact of any future stock-based compensation awards.
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
Recent accounting pronouncements
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. This guidance was effective for the Company beginning January 1, 2012. The adoption of this standard did not materially affect the consolidated financial statements.

Note C. Property and Equipment
Property and equipment at December 31 consists of:

	(in thousands)
	2012	2011
Land	$770	$770
Land improvements	1,619	1,619
Buildings	4,727	4,583
Building improvements	24,875	24,883
Vehicles	261	220
Furniture, fixtures and equipment	3,712	4,281
Construction in Progress	136	—
	36,100	36,356
Less—Accumulated depreciation	(9,532)	(8,862)
	$26,568	$27,494
Depreciation expense was approximately $1.4 million and $1.3 million for years ended December 31, 2012 and 2011, respectively.
The VGMs in the Company’s facility are owned by the NYL and, accordingly, the Company's consolidated financial statements include neither the cost nor the depreciation of those devices.
Note D. Project Development Costs
On December 21, 2011 (the “Option Effective Date”), MRMI entered into an option agreement with EPT, which was last amended by a letter agreement on November 30, 2012, between EPT and MRMI (as amended, the “Option Agreement”) . Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease certain portions of the EPT Property pursuant to the terms of a lease negotiated between the parties our rights and obligations pursuant to the Option Agreement are subject to certain existing EPT agreement.
The Option has an initial term of six months from the Effective Date (the “Option Exercise Period”). In addition, subject to the conditions of the Option Agreement, the Option Exercise Period may be extended for one or more six month periods; provided, however, in no event shall the Option Exercise Period extend beyond June 30, 2013. In connection with the execution of the Option Agreement, we paid EPT an option payment in the amount of $750,000. Any extension of the Option Exercise Period must be accompanied by an additional option payment of $750,000 for the six-month extension period. On March 8, 2013, MRMI exercised its option to extend the Option Exercise Period to June 30, 2013. Accordingly, MRMI paid EPT a pro-rated option payment in the amount of $472,603.

In addition to the Option Payment, project development costs included other direct costs incurred by the Company in consummating the Option Agreement and related lease. At December 31, 2012 and 2011, project development costs totaled approximately $11.5 million and $1.0 million respectively.
Note E. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are comprised of the following at December 31, 2012 and 2011:

	(in thousands)
	2012	2011
Liability for horseracing purses	$950	$726
Accrued payroll	1,143	949
Accrued redeemable points	392	324
Liability to NYL	404	744
Liability for local progressive jackpot	556	419
Accrued professional fees	3,172	1,163
Accrued other	788	1,125
Total accrued expenses and other current liabilities	$7,405	$5,450
Note F. Long-Term Loan, Related Party
On November 17, 2010, Empire entered into a loan agreement (the "Loan Agreement") with Kien Huat Realty III Limited ("Kien Huat"), our largest shareholder, to provide to us a short-term bridge loan to a rights offering (the "Bridge Loan"), subject to the terms and conditions set forth in the Loan Agreement and represented by a convertible promissory note (the “Note”), dated November 17, 2010. Proceeds of the Bridge Loan were used to effectuate the repurchase of the Company’s then outstanding 5 1/2% Convertible Senior Notes Due 2014 (the "Senior Notes") in accordance with the terms of a settlement agreement between the Company and certain of the beneficial owners of the Senior Notes dated as of September 23, 2010.
The Note provided that the Bridge Loan bears interest at a rate of 5% per annum, payable in cash in arrears monthly, during its initial term. The maturity date of the Bridge Loan was the earlier of the consummation of Empire’s rights offering, as described in Note G, and June 30, 2011 (the “Outside Date”). As of May 20, 2011, the date of the consummation of the rights offering described in Note G, certain conditions including (1) 5 business days have passed after the date on which the rights issued in the proposed rights offering expire and the offering of Empire’s common stock pursuant thereto is terminated, (2) Empire prepaid the indebtedness in an amount equal to 100% of the aggregate amount of gross proceeds received by it pursuant to the rights offering, (3) the proceeds from the rights offering are insufficient to repay the Bridge Loan in full and Empire has not otherwise prepaid the Bridge Loan in full, and (4) no monetary or other material default as defined in the Loan Agreement is continuing, were satisfied, the maturity date of the remaining unpaid principal amount of the Bridge Loan was extended for a term of 2 years years at an interest rate of 5% per annum convertible at a price equal to the exercise price of the rights issued in the rights offering (period of such extension is referred to as the “Extension Term”).
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
If, as of any date during the Extension Term (the “Measuring Date”), the average of the last reported bid prices of Empire’s common stock for the 20 days consecutive trading days as defined in the Loan Agreement, ending on the trading day prior to the Measuring Date exceeds 200% of the conversion price in effect on the Measuring Date, then Empire is entitled to elect that Kien Huat convert all of the principal sum evidenced by the Note into shares of its common stock in accordance with the terms and provisions of the Loan Agreement. If Empire does not elect to force conversion of the Note and there have been no events of default as defined in the Loan Agreement, Empire may voluntarily prepay the Bridge Loan in whole or in part, with all interest accrued through the applicable period, absent notice from Kien Huat of its election to convert the Note.
The Company consummated its rights offering on May 20, 2011 and the proceeds were used to satisfy approximately $17.6 million of the Bridge Loan. Pursuant to the Loan Agreement, the Company has satisfied the conditions to extend the maturity date of the Bridge Loan to May 17, 2013. The Company recognized approximately $1.1 million and $1.2 million in interest expense associated with the Bridge Loan during the years ended December 31, 2012 and 2011, respectively.

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

Note G. Stockholders’ Equity
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
Common Stock
On March 28, 2011, Empire commenced its rights offering, which expired on May 20, 2011. All holders of Empire’s common stock were granted the non-transferrable right to purchase 0.18917 shares of Empire’s common stock at a price of $2.65 per share for each share they hold.
On May 20, 2011 the rights offering was consummated and Empire’s stockholders validly subscribed for 6,628,925 shares of common stock, resulting in total gross proceeds of approximately $17.6 million, which were used to repay the Bridge Loan (see Note G). Kien Huat exercised its entire allocation of basic subscription rights in the rights offering and acquired an additional 6,608,794 of Empire’s common shares. As of the date of the rights offering Kien Huat is the beneficial holder of 18,254,246 shares of Empire’s common stock, representing approximately 60% of its voting power.
On August 19, 2009, the Company entered into an investment agreement with Kien Huat (the “Investment Agreement”), pursuant to which Kien Huat purchased shares of Empire’s common stock for the aggregate proceeds of $55 million in two tranches during the year ended December 31, 2009. Under the Investment Agreement, if any options or warrants outstanding at the time of the final closing under the Investment Agreement are exercised, Kien Huat has the right to purchase an equal number of additional shares of common stock as are issued upon such exercise at the exercise price for the applicable option or warrant, which right the Company refers to herein as the “Option Matching Right.” During the year ended December 31, 2011, the Company granted approximately 27,000 Option Matching Rights at a weighted average exercise price of $5.20 and an aggregate fair value of $46,000 to Kien Huat, pursuant to the Investment Agreement. As of December 31, 2012, there were approximately 1.3 million Option Matching Rights issued to Kien Huat outstanding at a weighted average exercise price of $8.93.
Under the terms of the Investment Agreement, Kien Huat is entitled to recommend three directors whom the Company is required to cause to be elected or appointed to its Board of Directors (the “Board”) and approved by stockholders, subject to the satisfaction of all legal and governance requirements regarding service as a member of its Board and to the reasonable approval of the Governance Committee of the Board. Kien Huat will continue to be entitled to recommend three directors for so long as it owns at least 24% of the Company’s voting power outstanding at such time, after which the number of directors whom Kien Huat will be entitled to designate for election or appointment to the Board will be reduced proportionally to Kien Huat’s percentage of ownership. Under the Investment Agreement, for so long as Kien Huat is entitled to designate representatives to the Board, among other things, Kien Huat will have the right to nominate one of its director recommendations to serve as the Chairman of the Board. Until such time as Kien Huat ceases to own capital stock with at least 30% of the Company’s voting power outstanding at such time, the Board will be prohibited under the terms of the Investment Agreement from taking certain actions relating to fundamental transactions involving Empire and its subsidiaries and certain other matters without the affirmative vote of the directors recommended by Kien Huat.

The Company’s common stock is transferable only subject to the provisions of Section 303 of the Racing, Pari-Mutuel Wagering and Breeding Law, so long as it holds directly or indirectly, a racing license issued by the New York State Gaming Commission (formerly the New York Racing and Wagering Board), and may be subject to compliance with the requirements of other laws pertaining to licenses held directly or indirectly by it. The owners of common stock issued by the Company may be required by regulatory authorities to possess certain qualifications and may be required to dispose of their common stock if the owner does not possess such qualifications.
Preferred Stock and Dividends
The Company’s Series B Preferred Stock has voting rights of 0.8 votes per share and each share is convertible into 0.8 shares of its common stock. It has a liquidation value of $29 per share and is entitled to annual cumulative dividends of $2.90 per share payable quarterly in cash. The Company has the right to pay the dividends on an annual basis by issuing shares of its common stock at the rate of $3.77 per share. The value of common shares issued as payment is based upon the average closing price for the common shares for the 20 trading days preceding January 30 of the year following that for which the dividends are due. At December 31, 2012 and 2011, there were 44,258 shares of Series B Preferred Shares outstanding.
On February 12, 2013, our Board authorized the issuance of 75,530 shares of our common stock in payment of dividends due for the year ended December 31, 2012 on our Series B Preferred Stock. The recorded value of these shares was approximately $167,000. At December 31, 2012, the Company had undeclared dividends on the Series B Preferred Stock of approximately $167,000.
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
At December 31, 2012, the Company had cumulative undeclared dividends on its Series E Preferred Stock of approximately $13.9 million . There can be no assurance that we will have, at any time, sufficient surplus under Delaware law to be able to pay any dividends.
Note H. Stock Options and Warrants

On November 12, 2009, Kien Huat has, with the Company’s consent, assigned its Option Matching Rights to a director with respect to an existing option to purchase 83,333 shares of Empire’s common stock at an exercise price of $3.42 per share. The Option Matching rights expire on April 26, 2014 and were valued at approximately $673,000 using the Black-Scholes valuation model. As of December 31, 2012, all 83,333 Option Matching Rights granted to the director were outstanding.
On November 9, 2010, the Compensation Committee of the Board approved the grant of the following options to the Company’s directors and certain executive officers in consideration of their continued service to the Company: (i) an option granted to each of the Company’s six non-employee directors to purchase 13,333 shares of Empire’s common stock at an exercise price of $2.79 per share, which vest in equal portions annually over a three year period from the grant date or upon the grantee’s involuntary dismissal from the Board, if earlier; (ii) an option granted to the Company’s Chief Executive Officer to purchase 160,000 shares of Empire’s common stock at an exercise price of $2.79 per share, which vest in equal portions annually over a three year period from the grant date; (iii) an option granted to the Chairman of the Board to purchase 466,667 shares of Empire’s common stock at an exercise price of $2.79 per share, which vest in equal portions annually over a three year period from the grant date; and (iv) an option granted to the Company’s Senior Vice President, Chief Counsel and Chief Compliance Officer (formerly VP of Legal Affairs) to purchase 26,667 shares of Empire’s common stock at an exercise price of $2.79 per share, which vest in equal portions annually over a three year period from the grant date.
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
As of December 31, 2012, the Company has $3.5 million shares reserved for issuance in connection with its Second Amended and Restated 2005 Equity Incentive Plan and there are approximately 1,163,000 securities remaining available for future issuance under this plan.
Stock-based compensation expense is approximately $600,000 and $2.6 million for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, there was approximately $253,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Company’s plan. That cost is expected to be recognized over the remaining vesting period of two years. This expected cost does not include the impact of any future stock-based compensation awards.
In 2012 and 2011, the Company received no proceeds from shares of Common stock issued as a result of the exercise of stock options.
The following table sets forth the weighted average assumptions used in applying the Black Sholes option pricing model to the option grants in 2012 and 2011.

	2012	2011
Weighted average fair value of options granted	$1.24	$1.74
Expected dividend yield	—%	—%
Expected volatility	109.4%	108.3%
Risk—free interest rate	0.67%	1.15%
Expected life of options	5 years	5 years

The following table reflects stock option activity in 2012 and 2011.

	Approximate number of shares	Range of exercise prices per share	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Options outstanding at January 1, 2011	2,687,000		$7.19	1.69
Granted in 2011	67,000	$ 1.98 - $ 2.97	$2.23
Cancelled in 2011	(78,000)	$ 4.71 - $42.75	$19.88
Options outstanding at December 31, 2011	2,676,000		$6.93	1.77
Granted in 2012	50,000	$1.59	$1.59	4.85
Cancelled in 2012	(522,000)	$4.71 - $26.22	$12.84
Options outstanding at December 31, 2012	2,204,000		$8.45	2.26
Options exercisable at December 31, 2012	1,942,000		$5.79	2.14

Note I. Income Taxes
Empire and all of its subsidiaries file a consolidated income tax return. At December 31, 2012 and 2011, the estimated deferred income tax assets and liability were comprised of the following:

	(in thousands)
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$48,727	$55,489
Stock—based compensation	7,790	8,368
Deferred compensation	142	163
Allowance for doubtful accounts	80	78
Charitable contributions	146	147
	56,885	64,245
Deferred tax liability:
Depreciation	(311)	(314)
Net deferred tax assets	56,574	63,931
Valuation allowance	(56,574)	(63,931)
Deferred tax assets, net	$—	$—
The valuation allowance decreased approximately $7,357 and $4,502 during the years ended December 31, 2012 and 2011, respectively.
The following is a reconciliation of the federal statutory tax rate to the Company’s effective tax rate:

	Year ended December 31,
	2012	2011
Tax provision at federal statutory tax rate	35.0%	35.0%
State income taxes, net	(1.4)%	9.0%
Permanent items	(17.2)%	5.6%
Expiration of net operating loss carry forwards	(141.1)%	25,050.0%
Change in valuation allowance	122.4%	(25,011.1)%
Other taxes	—%	233.3%
Non-includable (income) expenses	—%	(16.7)%
Effective tax rate	(2.3)%	305.1%
There are limits on the Company’s ability to use its current net operating loss carry forwards, potentially increasing future tax liability. As of December 31, 2012, the Company had net operating loss carry forwards of approximately $123.0 million that expire between 2011 and 2030. The 2004 merger of the Company’s operations with Catskills Development LLC and the investment by Kien Huat in 2009 will limit the amount usable in any year of its net operating losses due to the change in control of the Company within the meaning of the tax laws.
As of December 31, 2012, the Company does not have any uncertain tax positions. As a result, there are no unrecognized tax benefits as of December 31, 2012. If the Company was to incur any interest and penalties in connection with income tax deficiencies, the Company would classify interest in the “interest expense” category and classify penalties in the “non-interest expense” category within the consolidated statements of operations.
The Company files tax returns in the U.S. federal jurisdiction and in various states. All of its federal and state tax filings as of December 31, 2011 have been timely filed. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2007. During the periods open to examination, the Company has net operating loss and tax credit carry forwards that have attributes from closed periods. Since these net operating loss and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

Note J. Concentration
The Company has two debtors , before Accounts Receivable allowances that consist of, Hawthorne OTB which represents 19% of the total outstanding accounts receivable as of December 31, 2012 and Suffolk OTB representing approximately 15% of the total outstanding accounts receivable as of December 31, 2012. The Company had one debtor, Churchill Downs Incorporated, representing approximately 11% of the total outstanding accounts receivable as of December 31, 2011.
Note K. Employee Benefit Plan
Our eligible employees may participate in a Company-sponsored 401(k) benefit plan (the “Plan”). The Plan covers substantially all employees not eligible for plans resulting from collective bargaining agreements and permits employees to defer up to 15% of their salary up to statutory maximums. During 2009, all matching contributions by the Company were discontinued. Effective May 2011 the Company amended the Plan to reinstate matching contributions for eligible, other than salaried employees, as follows: 100% matching contribution for an employee contribution of up to 3% of compensation, a matching contribution of 3% of compensation for an employee contribution of 3% to 3.99%, a matching contribution of 3.5% of compensation for an employee contribution of 4% to 4.99% and a matching contribution of 4% of compensation for an employee contribution of 5% or more. Eligible, other than salaried employees, shall be 100% vested in the portion of their accounts derived from the Company’s matching contributions. Matching contributions for the years ended December 31, 2012 and 2011 were approximately $81,000 and $43,000, respectively. As of December 31, 2012, the Plan had 154 participants.
Note L. Commitments and Contingencies
Legal Proceedings
Bryanston Group v. Empire Resorts, Inc.
A complaint has been filed in the Supreme Court of The State of New York, New York County (the “New York County Court”) on or about July 12, 2010 against Empire. The lawsuit arises out of a recapitalization agreement entered into on December 10, 2002 ("Recapitalization Agreement") pursuant to which the Company issued Series E preferred stock to Bryanston Group, Inc. and Stanley Tollman, among others. The complaint is brought by Bryanston Group, Inc. and Stanley Tollman alleging that the Company breached the terms of the Recapitalization Agreement by (i) failing to use the funds from the 2009 investment by Kien Huat to redeem the Series E preferred shares and pay dividends on the shares; and (ii) paying in excess of $1 million per year in operating expenses (including paying the settlement to the Company’s former chief executive officer, Joseph Bernstein) while not redeeming the Series E preferred shares and paying dividends on the shares. The plaintiffs had sought a preliminary injunction to require the Company to put into escrow funds sufficient to pay the purchase price for the redemption of the Series E shares and the dividends. On August 20, 2010, the New York County Court denied plaintiffs' request. On September 24, 2010, the Company filed a motion to dismiss the original complaint. The Court denied the Company's motion to dismiss the original complaint on March 28, 2011. The Company filed an answer to the original complaint. On July 10, 2012, plaintiffs filed and served an amended complaint. The amended complaint, in addition to the allegations from the original complaint, alleges that the Company breached the terms of the recapitalization agreement in two additional ways by (i) failing to use the funds from the 2004 issuance of senior secured convertible notes to redeem the Series E preferred shares and pay dividends; and (ii) failing to use the funds from the 2010 investment by Kien Huat to redeem the Series E preferred shares and pay dividends. The Company filed its answer to the amended complaint on or about July 23, 2012. Discovery concluded on January 21, 2013. We filed our motion for summary judgment on March 7, 2013, and plaintiffs filed their own motion for summary judgment on the same date. Oral argument on the motions for summary judgment is scheduled for June 24, 2013. While the Company cannot predict the outcome of this litigation, it believes the lawsuit is without merit and will aggressively defend its interests.
Monticello Raceway Management, Inc. v. Concord Associates L.P.
On January 25, 2011, Empire’s subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who is a significant stockholder. The lawsuit seeks amounts that MRMI believes is owed to it under an agreement between Concord, MRMI and the Monticello Harness Horsemen’s Association, Inc. (the “Horsemen’s Agreement”). Pursuant to the Horsemen’s Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord hotel and former Concord resort or July 31, 2011, MRMI was to continue to pay to the Monticello Harness Horsemen’s Association, Inc. 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, MRMI believes Concord owed it approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to MRMI and on March 10, 2011 Concord filed a Motion to Dismiss, claiming that there was no shortfall because the term of the obligation was a 2 years period, not annually. MRMI filed reply affirmations and requested that the Judge treat Concord’s motion and the Company’s cross-motion as summary judgment motions. On June 23, 2011, the Court advised the parties that it would treat the Company’s cross-motion as a summary judgment motion. MRMI filed its reply affirmation on August 8, 2011. On November 4, 2011, the Judge denied Concord’s motion to dismiss, and denied MRMI’s summary judgment motion without prejudice to renew after conducting pre-trial discovery. On December 8, 2011, MRMI filed an appeal of the denial of the summary judgment motion and on December 9, 2011, Concord Associates filed a cross-appeal for the portion of the decision that denied Concord’s motion to dismiss. MRMI and Concord filed Appellate Briefs in or about December 2012. The Appellate Division in Albany hears the oral argument on February 7, 2013. While MRMI is unable at this time to estimate the likelihood of a favorable outcome in this matter, it intends to prosecute vigorously its claims against Concord.
Concord Associates, L.P. v. Entertainment Properties Trust
On March 7, 2012, Concord and various affiliates filed a complaint against EPR and the Company in the United States District Court for the Southern District of New York. The lawsuit arises out of the Company’s exclusivity agreement and option agreement with EPR to develop the site of the EPT Property located in Sullivan County, New York. Following a pre-motion conference held April 25, 2012, Concord and its affiliates filed an amended complaint on June 18, 2012, against EPR and the Company, and added Genting New York LLC and Kien Huat Realty III Limited, as defendants. The amended complaint asserts the same federal antitrust claims and seeks the same damages as in the original complaint, alleging that all defendants have obstructed and delayed Concord from establishing a harness racetrack and VGM facility at the site of the former Concord Hotel in the Town of Thompson, New York, that would compete with other “reasonably accessible casinos/racinos for legal casino gaming business” and other “reasonably accessible casino hotel and resort facilities for tourism patrons” in the “New York-Northeastern New Jersey-Long Island, NY-NJ-PA Metropolitan Statistical Area.” As in the original complaint, Concord's amended complaint further asserts that the Company has monopolized the market for "gaming and racing” in the “Catskills Region” and have tortiously interfered with EPR's performance of its contracts and business relations with Concord. The amended complaint seeks damages in an amount to be determined at trial but not less than $500 million (subject to automatic trebling under federal antitrust laws), unspecified punitive damages with respect to Concord's tortious interference claims, and permanent injunctive relief against EPR and MRMI agreements. By Stipulation and Order entered by the SDNY on July 6, 2012, the Company shall answer, move or otherwise respond to the amended complaint by July 25, 2012. On July 25, 2012, all defendants submitted to the court requests for a pre-motion conference concerning a proposed motion to dismiss the amended complaint. Concord submitted a letter in response to the defendant letters. On September 13, 2012, on the eve of the pre-motion for summary judgment conference, Concord notified the Court that it had retained new counsel (with one of the law firms continuing as counsel) and requested that the conference be adjourned so that Concord could file a second amended complaint. The Court denied the request to adjourn. On September 25, 2012, the defendants filed the Motion to Dismiss and on October 25, 2012 Concord filed its opposition. Defendants' filed the reply on November 8, 2012. On November 29, 2012, Concord submitted to the court a request for a pre-motion conference to permit them to file a second amended complaint. Defendants submitted letters in opposition on December 4, 2012.  Although the Company is continuing to assess its available options in terms of responding to this complaint, the Company believes this lawsuit is without merit and will aggressively defend its interests.
Bryanston Group v. Kien Huat Realty III, Limited
On December 27, 2012, Bryanston Group (not Stanley Tollman), which holds Series E Preferred shares of Empire, filed a complaint against Kien Huat, our largest stockholder, and Colin Au, Joseph D'Amato and Emanuel Pearlman in their individual capacities and as Empire directors, in the SDNY. With respect to the directors, the shareholder complaint alleges that Messrs. Au, D'Amato and Pearlman breached their fiduciary duties to Bryanston by approving the rights offering consummated on May 20, 2011, and not providing Bryanston with the right to participate in the rights offering. The complaint also seeks a declaratory judgment that the Recapitalization Agreement gives Bryanston "priority over Defendants to the payment of dividends, redemption and/or satisfaction of shares" from Empire's New Available Cash Flow (as defined in the Recapitalization Agreement). The complaint also asserts a variety of related claims against Kien Huat. On February 25, 2013, Empire sent a pre-motion letter to Bryanston. The parties thereafter submitted a stipulation for the Court to be So Ordered that provides Bryanston the ability to amend its complaint on or before March 29, 2013, and gives defendants until May 28, 2013 to file a motion to dismiss.  Although we are continuing to assess our available options in terms of responding to this complaint, we believe this lawsuit is without merit.
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

Employment Agreements
Future minimum payments applicable to employment contracts with the Company’s chief executive officer (“CEO”) and other executive officers are as follows (Dollars in thousands):

2013	$1,158
2014	1,070
2015	375
$2,603
Note M. Prepaid Expenses and Other Assets

The Company participates in a real estate tax program called Empire Zone. The Company receives a refund for real estate taxes paid at the end of State of New York's fiscal year. The amount of the real estate tax credit included in prepaid expenses and other current assets on the accompanying consolidated balance sheet at December 31, 2012 and 2011 was approximately $1.2 million and $1.1 million, respectively.

Note N . Subsequent Events

None.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in

Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Our directors and executive officers are as follows:

Name	Age	Position

Emanuel R. Pearlman	52	Chairman of the Board
Joseph A. D’Amato	65	Chief Executive Officer and Director
Au Fook Yew	63	Director
Nancy A. Palumbo	52	Director
Gregg Polle	52	Director
James Simon	66	Director
Laurette J. Pitts	44	Senior Vice President, Chief Operating Officer/Chief Financial Officer
Charles Degliomini	54	Executive Vice President
Nanette L. Horner	48	Senior Vice President, Chief Counsel and Chief Compliance Officer
The terms of all of our current directors will expire at the 2013 annual meeting of stockholders, and all directors will be up for election for one-year terms at the 2013 Annual Meeting of Stockholders and at every subsequent Annual Meeting of Stockholders. Any director chosen as a result of a newly created directorship or to fill a vacancy on the Board would hold office for a term expiring at the next Annual Meeting of Stockholders. This does not change the present number of directors or the Board’s authority to change that number and to fill any vacancies or newly created directorships.
The business experience of each or our directors and executive officers is as follows:
Emanuel R. Pearlman has served as a director since May 2010 and as the Chairman of the Board since September 2010. Mr. Pearlman currently serves as Chairman and CEO of Liberation Investment Group, LLC, a New York based investment management and financial consulting firm, a position he has held since January 2003. From December 2009 to the present Mr. Pearlman has served on the board of Fontainebleau Miami JV, LLC as Chairman of the audit and compensation committee. Since January 2012 he has served on the board of Network-1 Security Solutions, Inc. (OTCBB:NSSI). From January 2012 through January 2013 he served on the Board of Dune Energy. From October 2006 to March 2010, Mr. Pearlman served on the board of Multimedia Games, Inc. (NASDAQ-GS:MGAM).
Joseph A. D’Amato has served as our Chief Executive Officer since January 2010 and as our chief financial officer from September 2009 to December 2010. Mr. D’Amato has served as a director since September 2010. Prior to his employment with the Company, Mr. D’Amato most recently served as chief executive officer of Mount Airy Casino Resort in Pennsylvania from 2007 to 2009 and as chief operating officer of the Seneca Gaming Corporation in Western New York from 2005 to 2007, and as its chief financial officer from 2002 to 2005. During his earlier career in the gaming industry, Mr. D’Amato served in various executive capacities with Resorts International, Trump Entertainment, Bally’s Park Place and Golden Nugget organizations. Mr. D’Amato has participated in raising over $2 billion in the public and bank finance markets, and has extensive experience with Sarbanes Oxley and the filing requirements and regulations of the Securities and Exchange Commission (the “SEC”). He has been a CPA in New Jersey and Pennsylvania and received an MS in Taxation from Widener University, an MBA (Finance) from LaSalle University , and a BS in Business Administration from LaSalle University.
Au Fook Yew has served as a director of the Company since August 2009. Mr. Au is a director and advisor to a number of companies in Asia and United States which are involved in resorts, casinos and cruises. In addition, Mr. Au was a director of a number of affiliates of Kien Huat, our largest stockholder, for most of the past 30 years. After stepping down in 2000 from all companies affiliated with Kien Huat, Mr. Au recently rejoined in May 2009 the Board of Star Cruises Ltd, a Hong Kong publicly listed affiliate of Kien Huat as an independent director. Mr. Au received an MBA from the Harvard Business School in 1974 and a B.Sc. (Hons.) in Chemical Engineering from the University of Birmingham, UK, in 1972.

Nancy A. Palumbo has served as director since June 2009. Ms. Palumbo also acts as an independent consultant in the areas of strategic marketing, corporate communications and business development. Since May 2011, Ms. Palumbo has also served as a principle in CRAMN LLC, a global business development company. From March 2009 to December 2010, she served as president of the Green Planet Group, a company that advised on solar and renewable energy solutions. Prior to joining Green Planet Group, from May 2007 to March 2009, Ms. Palumbo was the general manager for Walker Digital Lottery and from October 2006 to May 2007, she served as the senior vice president for Strategic Marketing and Corporate Communications for the New York Daily News. From January 2004 to October 2006, Ms. Palumbo served as the director of the New York Lottery, where she managed a $6 billion a year business and oversaw the opening of six video gaming facilities. From February 1995 to January 2004, Ms. Palumbo served as the executive deputy commissioner for the Office of Parks Recreation and Historic Preservation for the State of New York, where she was instrumental in developing public-private partnerships to generate additional revenue to expand park services. Ms. Palumbo is a graduate of St. Bonaventure University.
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
Laurette J. Pitts has served as the Chief Financial Officer of the Company since December 2010. In August 2011, Ms. Pitts was promoted to Senior Vice President and Chief Financial Officer and in August 2012, she was promoted to Senior Vice President, Chief Operating Officer and Chief Financial Officer. Ms. Pitts has served in various capacities in the gaming industry since 1992. Prior to her employment with the Company, Ms. Pitts most recently served from December 2008 until December 2010 as regional vice president of finance and administration for American Racing and Entertainment, LLC, a private company that owns and operates horseracing, resort, and gaming facilities, including Tioga Downs and Vernon Downs. She previously served as chief financial officer for Mohegan Sun at Pocono Downs, a gaming and entertainment facility owned by the Mohegan Tribe of Indians of Connecticut, from April 2005 until November 2008.
Charles Degliomini is the Executive Vice President of Governmental Affairs and Corporate Communications of the Company. He has been an employee or consultant of the Company since 2004 and was promoted to his current position in February 2008 Currently, Mr. Degliomini serves as a director of the New York Gaming Association, a not-for-profit trade association created in 2011 to advance the interests of New York State's nine racetrack casinos. He is on the board of Hudson Valley Economic Development Corporation, a public-private partnership that markets the Hudson Valley region as a prime business location to corporate executives, site selection consultants and real estate brokers. Previously, he was senior vice president of Sales and Marketing of eLottery, Inc., the first firm to advance the technology to facilitate the sales and marketing of governmental lottery tickets on the Internet. Before taking the position at eLottery, Mr. Degliomini was President and founder of Atlantic Communications, a New York-based corporate and government affairs management company. Mr. Degliomini served in the General Services Administration as chief of staff to the Regional Administrator from 1985 to 1998, and was the New York State communications director for Reagan-Bush in 1984. Mr. Degliomini has a B.A. in political science from Queens College and is an M.A. candidate at the New York University School of Public Administration.
Nanette L. Horner was appointed to serve as the Company’s Chief Compliance Officer on August 25, 2010 and has served as the Company’s corporate vice president of Legal Affairs since July 1, 2010. In August 2011, Ms. Horner was promoted to Senior Vice President, Chief Counsel and Chief Compliance Officer. Ms. Horner has been involved in the gaming industry, as an attorney, since 1996. Prior to her employment with the Company, Ms. Horner worked in the Office of Chief Counsel assigned to the Bureau of Licensing of the Pennsylvania Gaming Control Board since July 2005. In September 2006, Ms. Horner was named the Board’s first director of the Office of Compulsive and Problem Gambling. She is the Chair of the Membership Committee for the National Council on Problem Gambling, and is a member of American Mensa and the International Masters of Gaming Law.

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
Code of Conduct and Business Ethics
We adopted a Code of Business Conduct and Ethics, applicable to all employees, and a Code of Ethics for the Principal Executive Officer and Senior Financial Officer(s), each of which is available on our internet Web site (www.empireresorts.com) and will be provided in print without charge to any stockholder who submits a request in writing to Empire Resorts, Inc. Investor Relations, c/o Monticello Casino and Raceway, 204 State Route 17B, P.O. Box 5013, Monticello, New York 12701. Any amendment to and waivers from the Code of Ethics with respect to the Company’s Chief Executive Officer or Chief Financial Officer will be posted on the Company’s Web site.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2012 there were no delinquent filers.

Item 11.	Executive Compensation.
Summary Compensation Table
The following table sets forth all information concerning the compensation earned, for the fiscal year ended December 31, 2012, for services rendered to us by persons who served as our CEO during 2012, each of our three other most highly compensated executive officers who were serving as executive officers at the end of 2012, whom we refer to herein collectively as our “Named Executive Officers.”
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Joseph A. D’Amato (1)	2012	351,923	100,000	—	—	27,255	479,178
Chief Executive Officer	2011	343,269	90,000	—		—	433,269

Laurette J. Pitts (2)	2012	220,654	70,000	—	—		290,654
Senior Vice President, Chief Operating Officer and Chief Financial Officer	2011	210,865	55,000	—	—	15,842	281,707

Charles Degliomini (3)	2012	250,000	60,000	—	—	—	310,000
Executive Vice President	2011	241,942	50,000	—	—	—	291,942

Nanette L. Horner (4)	2012	205,192	70,000	—	—	—	275,192
Senior Vice President, Chief Counsel and Chief Compliance Officer	2011	181,547	55,000	—	—	—	236,547

(1)
On November 26, 2012, the Company and Mr. D'Amato entered into an employment agreement pursuant to which Mr. D'Amato will continue to serve as Chief Executive Officer. All Other Compensation consists of $18,000 in temporary housing allowance, $312 in allocation of personal use of a company vehicle, $5,138 for excess life and $3,805 allocation of a Key Man life insurance policy paid by the Company.

(2)
On August 17, 2012, the Company entered into an employment agreement with Ms. Pitts pursuant to which Ms. Pitts will serve as the Company’s Chief Operating Officer and will continue to serve as the Company’s Senior Vice President and Chief Financial Officer.

(3)	On December 7, 2012, the Company and Mr. Degliomini entered into an employment agreement pursuant to which Mr. Degliomini will continue to serve as the Company's Executive Vice President.

(4)
On August 22, 2012, Ms. Horner and the Company entered into an employment agreement pursuant to which Ms. Horner will continue to serve as Senior Vice President, Chief Counsel and Chief Compliance Officer.

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
Cash Bonus Pool for Senior Executives
In August 2012, the Company adopted a cash bonus plan for the senior executives of the Company. Pursuant to the bonus plan, up to $350,000 was set aside for possible award to Mr. D’Amato, Ms. Pitts, Ms. Horner and Mr. Degliomini with respect to the fiscal year ended December 31, 2012. Bonuses may be awarded to each of the named senior executives in amounts determined by the Compensation Committee of the Board of Directors and based upon the recommendation of Mr. D’Amato for the other named senior executives. Bonuses totaling up to the $350,000 aggregate maximum under this plan could be awarded to the extent MRMI’s earnings before interest, tax, depreciation and amortization (“EBITDA”) for the fiscal year met or exceeded 80% of the target EBITDA established by the Compensation Committee. The aggregate maximum amount available for award pursuant to the bonus plan would be reduced in proportion to the amount by which MRMI’s EBITDA for the fiscal year misses the target EBITDA. The amount of individual bonuses awarded pursuant to the bonus plan would be based 50% upon whether MRMI met or exceeded its EBITDA target and 50% based upon individual performance in the fiscal year, which shall be evaluated by the Compensation Committee. Awards were made pursuant to the bonus plan in the first quarter of the current fiscal year and are reflected in the Summary Compensation Table above.

In August 2011, the Company adopted a cash bonus plan for the senior executives of the Company. Pursuant to the bonus plan, up to $300,000 was set aside for possible award to Mr. D’Amato, Ms. Pitts, Ms. Horner and Mr. Degliomini with respect to the fiscal year ended December 31, 2011. Bonuses may be awarded to each of the named senior executives in amounts determined by the Compensation Committee of the Board of Directors and based upon the recommendation of Mr. D’Amato for the other named senior executives. Bonuses totaling up to the $300,000 aggregate maximum under this plan could be awarded to the extent MRMI’s earnings before interest, tax, depreciation and amortization (“EBITDA”) for the fiscal year met or exceeded 80% of the target EBITDA established by the Compensation Committee. The aggregate maximum amount available for award pursuant to the bonus plan would be reduced in proportion to the amount by which MRMI’s EBITDA for the fiscal year misses the target EBITDA. The amount of individual bonuses awarded pursuant to the bonus plan would be based 50% upon whether MRMI met or exceeded its EBITDA target and 50% based upon individual performance in the fiscal year, which shall be evaluated by the Compensation Committee. Awards were made pursuant to the bonus plan in the first quarter of the fiscal year ended December 31, 2012 and are reflected in the Summary Compensation Table above.

Employment Agreements
On November 26, 2012, the Company entered into an employment agreement with Mr. D'Amato, pursuant to which Mr. D'Amato will continue to serve as the Company's Chief Executive Officer. This employment agreement supersedes Mr. D'Amato's prior employment agreement with the Company. Mr. D’Amato’s employment agreement provides for a term ending on December 31, 2015, unless Mr. D’Amato’s employment is earlier terminated by either party in accordance with the provisions thereof. Mr. D’Amato is to receive a base salary at the rate of $375,000 per year for the term of the agreement and such incentive compensation and bonuses, if any, (i) as the Compensation Committee in its discretion may determine, and (ii) to which Mr. D'Amato may become entitled pursuant to the terms of any incentive compensation or bonus program, plan or agreement from time to time in effect in which he is a participant. Mr. D'Amato will receive a monthly housing allowance in the amount of $1,500. In addition, the Company will lease or purchase an automobile for Mr. D'Amato's sole and exclusive use, and be responsible for the payment of certain expenses related to that vehicle, with an approximate monthly value of $1,500. The Company shall also obtain and maintain a key man life insurance policy for Mr. D'Amato providing death benefits in the amount of $1 million to Mr. D'Amato's estate and which policy may, at the option of the Company's Compensation Committee, provide death benefits of $3 million to the Company. In the event that the Company terminates Mr. D’Amato’s employment with Cause (as defined in the agreement) or Mr. D’Amato resigns without Good Reason (as defined in the agreement), the Company’s obligations are limited generally to paying Mr. D’Amato his base salary, unpaid expenses and any benefits to which Mr. D'Amato is entitled through the termination date (collectively "Accrued Obligations"). In the event Mr. D'Amato's employment is terminated as a result of death or disability, Mr. D'Amato or his estate, as the case may be, is entitled to receive the Accrued Obligations and any unvested options held by Mr. D'Amato shall become vested immediately and remain exercisable through the remainder of its original five year term. In the event that the Company terminates Mr. D’Amato’s employment without Cause or Mr. D’Amato resigns with Good Reason, the Company is obligated to continue to pay (i) the Accrued Obligation, (ii) a pro rata portion of any bonus awarded pursuant to a bonus plan in which is is a participant (based on the days worked during the applicable year) and (iii) Mr. D’Amato’s compensation for the lesser of (A) 18 months or (B) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original five year term. In the event that the Company terminates Mr. D’Amato’s employment without Cause or Mr. D’Amato resigns with Good Reason on or following a Change of Control (as defined in the agreement), the Company is generally obligated to continue to pay Mr. D’Amato’s compensation for the greater of (A) 24 months or (B) the remainder of the term of the agreement and accelerate the vesting of the options held by Mr. D'Amato, which options shall remain exercisable through the remainder of their original five year term.
On August 17, 2012, the Company entered into an employment agreement with Ms. Pitts pursuant to which Ms. Pitts will serve as the Company’s Chief Operating Officer and will continue to serve as the Company’s Senior Vice President and Chief Financial Officer. This employment agreement supersedes Ms. Pitts’s prior employment agreement with the Company. The employment agreement provides for a term ending on December 31, 2014 unless Ms. Pitts’ employment is terminated earlier by either party in accordance with the provisions thereof. Ms. Pitts is to receive a base salary at the annual rate of $230,000 per year and such incentive compensation and bonuses, if any, (i) as the Compensation Committee in its discretion may determine and (ii) to which Ms. Pitts may become entitled pursuant to the terms of any incentive compensation or bonus program, plan or agreement from time to time in effect in which she is a participant. In the event that the Company terminates Ms. Pitts’s employment with Cause (as defined in the agreement) or Ms. Pitts resigns without Good Reason (as defined in the agreement), the Company’s obligations are limited generally to paying Ms. Pitts her base salary, unpaid expenses and any benefits to which Ms. Pitts is entitled through the termination date (the “Accrued Compensation”). In the event Ms. Pitts’s employment is terminated as a result of death or disability, Ms. Pitt’s or her estate, as the case may be, is entitled to receive the Accrued Obligations and any unvested options held by Ms. Pitts shall become vested immediately and remain exercisable through the remainder of its original five year term. In the event that the Company terminates Ms. Pitts’s employment without Cause or Ms. Pitts resigns with Good Reason, in addition to the Accrued Compensation, the Company is obligated to pay (i) the Accrued Obligation, (ii) a pro-rata portion of any bonus awarded pursuant to a bonus plan in which she is a participant (based on the days worked during the applicable year) and (iii) Ms. Pitts’s compensation for the lesser of (A) 18 months or (B) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original five year term. In the event that the Company terminates Ms. Pitts’s employment without Cause or Ms. Pitts resigns with Good Reason on or following a Change of Control (as defined in the agreement), the Company is generally obligated to continue to pay Ms. Pitts’s compensation for the greater of (A) 24 months or (B) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original five year term.
On December 7, 2012, the Company entered into an employment agreement with Mr. Degliomini to continue to serve as the Company's Executive Vice President and/or such other titles as may be granted by the Company. This employment agreement supersedes Mr. Degliomini's prior employment agreement with the Company. Mr. Degliomini's employment agreement provides for a term ending on December 31, 2014 unless Mr. Degliomini’s employment is terminated by either party in accordance with the provisions thereof. Mr. Degliomini is to receive a base salary at the annual rate of $250,000 and such incentive compensation and bonuses, if any, (i) as the Compensation Committee in its discretion may determine, and (ii) to which Mr. Degliomini may become entitled pursuant to the terms of any incentive compensation or bonus program, plan or agreement from time to time in effect in which he is a participant. In the event that the Company terminates Mr. Degliomini’s employment with Cause (as defined in the agreement) or Mr. Degliomini resigns without Good Reason (as defined in the agreement), the Company’s obligations are limited generally to paying Mr. Degliomini his base salary, unpaid expenses and any benefits to which Mr. Degliomini in entitled through the termination date (collectively “Accrued Obligations”). In the event Mr. Degliomini’s employment is terminated as a result of death or disability, Mr. Degliomini’s or his estate, as the case may be, is entitled to receive the Accrued Obligations and any unvested options held by Mr. Degliomini shall become vested immediately and remain exercisable through the remainder of its original five year term. In the event that the Company terminates Mr. Degliomini’s employment without Cause or Mr. Degliomini resigns with Good Reason, the Company is obligated to pay (i) the Accrued Obligation, (ii) a pro rata portion of any bonus awarded pursuant to a bonus plan in which he is a participant (based on the days worked during the applicable year) and (iii) Mr. Degliomini’s compensation for the lesser of (A) 18 months or (B) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original five year term. In the event that the Company terminates Mr. Degliomini’s employment without Cause or Mr. Degliomini resigns with Good Reason on or following a Change of Control (as defined in the agreement), the Company is generally obligated to continue to pay Mr. Degliomini’s compensation for the greater of (A) 24 months or (B) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original five year term.

On August 22, 2012, the Company entered into an employment agreement with Ms. Horner, pursuant to which Ms. Horner will continue to serve as the Company’s Senior Vice President, Chief Compliance Officer and Chief Counsel. This employment agreement supersedes Ms. Horner’s prior employment agreement with the Company. Ms. Horner’s employment agreement provides for a term ending on December 31, 2014 unless Ms. Horner’s employment is earlier terminated by either party in accordance with the provisions thereof. Ms. Horner will receive a base salary of $215,000 and such incentive compensation and bonuses, if any, (i) as the Compensation Committee in its discretion may determine, and (ii) to which Ms. Horner may become entitled pursuant to the terms of any incentive compensation or bonus program, plan or agreement from time to time in effect in which she is a participant. Ms. Horner will also receive a monthly lodging and travel expense allowance of $1,200. In the event that the Company terminates Ms. Horner’s employment with Cause (as defined in the agreement) or Ms. Horner resigns without Good Reason (as defined in the agreement), the Company’s obligations are limited generally to paying Ms. Horner her base salary, unpaid expenses and any benefits to which Ms. Horner is entitled through the termination date (the “Accrued Compensation”). In the event Ms. Horner’s employment is terminated as a result of death or disability, Ms. Horner’s or her estate, as the case may be, is entitled to receive the Accrued Obligations and any unvested options held by Ms. Horner shall become vested immediately and remain exercisable through the remainder of its original five year term. In the event that the Company terminates Ms. Horner’s employment without Cause or Ms. Horner resigns with Good Reason, the Company is obligated to pay (i) the Accrued Obligation, (ii) a pro-rata portion of any bonus awarded pursuant to any annual bonus plan in which she is a participant (based on the days worked during the applicable year) and (iii) Ms, Horner's compensation for the lesser of (A) 18 months or (B) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original five year term. In the event that the Company terminates Ms. Horner’s employment without Cause or Ms. Horner resigns with Good Reason on or following a Change of Control (as defined in the agreement), the Company is generally obligated to continue to pay Ms. Horner’s compensation for the greater of (A) 24 months or (B) the remainder of the term of the agreement and accelerate the vesting of the options held by Ms. Horner, which options shall remain exercisable through the remainder of its original five year term.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information concerning the outstanding equity awards of each of the Named Executive Officers as of December 31, 2012:

	Option Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Option Exercise Price ($)	Option Expiration Date
Joseph A. D’Amato	100,000	—	7.83	8/31/2014	(1)
	106,667	53,333	2.79	11/8/2015	(2)
Laurette J. Pitts	33,333	16,667	3.03	12/31/2015	(3)
Charles Degliomini	16,667	—	20.25	12/15/2015	(4)
	25,000	—	22.20	5/23/2017	(5)
	100,000	—	3.33	4/22/2014	(6)
Nannette L. Horner	6,667	—	4.65	6/30/2015	(7)
	17,778	8,891	2.79	11/8/2015	(2)
Unless otherwise noted, option grants have a term of ten years. The Reverse Split is reflected in option awards data contained herein for all periods presented.

(1)	Grant date 9/1/09; vesting 33.3% on September 14, 2010, 33.3% on September 14, 2011, and 33.4% on September 14, 2012—five year term.

(2)	Grant date 11/9/10; vesting 33.3% one year after grant date, 33.3% two years after grant date, and 33.4% three years after grant date—five year term.

(3)	Grant date 12/13/10; vesting 33.3% one year after grant date, 33.3% two years after grant date, and 33.4% three years after grant date—five year term.

(4)	Grant date 12/16/05; vesting 33.3% one year after grant; 33.3% two years after grant and 33.4% three years after grant date—ten year term.

(5)	Grant date 5/24/07; vesting 33.3% on grant date, 33.3% one year after grant date and 33.4% two years after grant date—ten year term.

(6)	Grant date 4/23/09; vesting 33.3% on grant date, 33.3% one year after grant date and 33.4% two years after grant date—five year term.

(7)	Grant date 7/01/10; vesting 50.0% one year after grant date and 50.0% two years after grant date—five year term.

Director Compensation
Directors who are also our officers are not separately compensated for their service as directors. Our non-employee directors received the following aggregate amounts of compensation for 2012.

Name	Fees earned or paid in cash ($)	Restricted stock awards ($) (2)	Option awards ($) (1) (3)	Total ($)
Emanuel R. Pearlman	338,000 (4)	15,900	12,400	366,300
Au Fook Yew	50,000 (5)	15,900	12,400	78,300
Nancy Palumbo	164,000 (6)	15,900	12,400	192,300
Gregg Polle	144,000 (7)	15,900	12,400	172,300
James Simon	130,000 (8)	15,900	12,400	158,300

(1)
These amounts reflect the aggregate grant date fair value of options granted in the year ended December 31, 2012 under our 2005 Equity Incentive Plan computed in accordance with ASC Topic 718 (formerly SFAS No. 123(R)). Please see Notes B and H to our consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for more information.

(2)	Grant date 11/7/12; restricted stock—10,000 shares.

(3)	Grant date 11/7/12; securities underlying options—10,000 options with five year term.

(4)
Consists of (i) $50,000 annual cash compensation for non-employee directors; (ii) $10,000 for service on the Audit Committee; (iii) $10,000 for service on the Compensation Committee; (iv) $10,000 for service on the Corporate Governance and Nominations Committee; (v) $10,000 for service on the Regulatory Compliance Committee; (vi) $88,000 for acting as Chairman of the Development Committee; and (vii) $160,000 for acting as Chairman of the Board. Compensation with respect to the Development Committee began in February of 2012.

(5)	Consists of $50,000 annual cash compensation for non-employee directors.

(6)
Consists of: (i) $50,000 annual cash compensation for non-employee directors; (ii) $10,000 for service on the Audit Committee; (iii) $10,000 for service on the Compensation Committee; (iv) $10,000 for service on the Regulatory Compliance Committee;(v) $15,000 for acting as Chairman of the Compensation Committee; (vi) $10,000 for service on the Corporate Governance and Nominations Committee; (vii) $15,000 for acting as Chairman of the Regulatory Compliance Committee; and (viii) $44,000 for service on the Development Committee. Compensation with respect to the Development Committee in February of 2012.

(7)
Consists of: (i) $50,000 annual cash compensation for non-employee directors; (ii) $40,000 for acting as Chairman of the Audit Committee; (iii) $44,000 for service on the Development Committee; and (iv) $10,000 for service on the Audit Committee;. Compensation with respect to the Development Committee began in February of 2012.

(8)
Consists of: (i) $50,000 annual cash compensation for non-employee directors; (ii) $10,000 for service on the Audit Committee; (iii) $10,000 for service on the Compensation Committee; (iv) $15,000 for acting as Chairman of the Corporate Governance and Nominations Committee; (v) $10,000 for service on the Regulatory Compliance Committee; (vi) $10,000 for service on the Regulatory Compliance Committee;and (vii) $25,000 for service as Lead Director.

Cash Compensation
Each non-employee member of the Board receives annual cash compensation for non-employee directors of $50,000. The chairperson of (i) the Audit Committee receives annual compensation of $40,000, (ii) the Compensation Committee receives annual compensation of $15,000, (iii) the Corporate Governance and Nominations Committee receives annual compensation of $15,000; (iv) the Regulatory Compliance Committee receives annual compensation of $15,000 and (v) the Development Committee receives annual compensation of $96,000. Annual compensation for each member of the Audit Committee, Compensation Committee, Corporate Governance and Nominations Committee and Regulatory Compliance Committee is $10,000 per committee, including for the chairperson of such committee. Annual compensation for each member of the Development Committee is $48,000 per member. Annual compensation for the Chairman of the Board was $160,000. Annual compensation for the Lead Director, which is Mr. Simon, is $25,000.
Stock Compensation
In January 2011, the non-employee directors of the Company received (i) a grant of options to purchase 3,333 shares of the Company’s common stock at the common stock’s then current fair market value, vesting 25% on the grant date and vesting an additional 25% each three months thereafter, and (ii) a grant of 3,334 shares of restricted stock, with such shares vesting one year after the grant date.
In December 2011, the non-employee directors of the Company received (i) a grant of options to purchase 10,000 shares of the Company’s common stock at the common stock’s then current fair market value, vesting 25% on the grant date and vesting an additional 25% each three months thereafter, and (ii) a grant of 10,000 shares of restricted stock, with such shares vesting one year after the grant date.
In November 2012, the non-employee directors of the Company received (i) an annual grant of options to purchase 10,000 shares of the Company’s common stock at the common stock’s then current fair market value, vesting 25% on the grant date and vesting an additional 25% each three months thereafter, and (ii) an annual grant of 10,000 shares of restricted stock, with such shares vesting one year after the grant date.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information concerning beneficial ownership of our capital stock outstanding at March 18, 2013 by: (i) each stockholder known to be the beneficial owner of more than five percent of any class of our voting securities then outstanding; (ii) each of our directors; (iii) each of our “named executive officers” as defined in Item 402(a)(3) of Regulation S-K promulgated under the Exchange Act; and (iv) our current directors and executive officers, as a group.

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

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned			Series B Preferred Stock Beneficially Owned		Series E Preferred Stock Beneficially Owned
Directors	Shares		Percentage	Shares	Percentage	Shares	Percentage
Au Fook Yew	59,722	(2)	*	—	—	—	—
Joseph A. D’Amato	207,712	(3)	*	—	—	—	—
Nancy Palumbo	69,583	(4)	*	—	—	—	—
Emanuel R. Pearlman	313,611	(5)	*	—	—	—	—
Gregg Polle	49,167	(6)	*	—	—	—	—
James Simon	114,694	(7)	*	—	—	—	—
Current Officers
Laurette J. Pitts	33,333	(10)	—	—	—	—	—
Charles Degliomini	149,257	(8)	*	—	—	—	—
Nanette L. Horner	24,444	(9)	—	—	—	—	—

Directors and Officers as a Group	1,139,854	(11)	3.7%	—	—	—	—
Stockholders (9 people)
Kien Huat Realty III Limited c/o Kien Huat Realty Sdn Bhd. 22nd Floor Wisma Genting Jalan Sultan Ismail 50250 Kuala Lumpur Malaysia	18,254,246	(12)	60.7%	—	—	—	—
Patricia Cohen 6138 S. Hampshire Ct. Windermere, FL 34786	—			44,258	100%	—	—
Bryanston Group, Inc. 2424 Route 52 Hopewell Junction, NY 12533	—		—	—	—	1,551,213	89.6%
Stanley Tollman c/o Bryanston Group, Inc. 2424 Route 52 Hopewell Junction, NY 12533	—		—	—	—	152,817	8.8%

*	less than 1%

(1)
Unless otherwise indicated, the address of each stockholder, director, and executive officer listed above is Empire Resorts, Inc., c/o Monticello Casino and Raceway, Route 17B, P.O. Box 5013, Monticello, New York 12701.

(2)
Consists of 16,667 shares of our common stock owned directly by Au Fook Yew, options that are currently exercisable into 33,055 shares of our common stock and 10,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 4, 2014.

(3)	Consists of 1,045 shares of our common stock owned directly by Joseph A. D’Amato and options that are currently exercisable into 206,667 shares of our common stock.

(4)
Consists of 16,667 shares of our common stock owned directly by Nancy Palumbo, options that are currently exercisable into 42,916 shares of our common stock and 10,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 4, 2014.

(5)
Consists of 15,834 shares of our common stock owned directly by Emanuel R. Pearlman, options that are currently exercisable into 287,777 shares of our common stock and 10,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 4, 2014.

(6)
Consists of 13,334 shares of our common stock owned directly by Gregg Polle, options that are currently exercisable into 25,833 shares of our common stock and 10,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 2014.

(7)
Consists of 22,757 shares of our common stock owned directly by James Simon, options that are currently exercisable into 81,937 shares of our common stock and 10,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 2014.

(8)
Includes 7,590 shares of our common stock owned by Fox-Hollow Lane LLC, of which Charles Degliomini is the managing member, and options that are currently exercisable into 141,667 shares of our common stock.

(9)	Consists of options that are currently exercisable into 24,444 shares of our common stock.

(10)	Consists of options that are currently exercisable into 33,333 shares of our common stock.

(11)
Includes options held by directors and officers of the Company that are currently exercisable into an aggregate of 992,627 shares of our common stock and 500,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 4, 2014.

(12)	Based on the Schedule 13D filed by Kien Huat on May 20, 2011.

(13)
Consists of options that are currently exercisable into 25,000 shares of our common stock and, based on the Amendment to Schedule 13D filed by Mr. Cappelli on March 9, 2012, 1,618,164 shares owned directly by LRC Acquisition LLC, over which Mr. Cappelli has shared voting and dispositive power.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
On November 17, 2010, Empire entered into a loan agreement (the "Loan Agreement") with Kien Huat Realty III Limited ("Kien Huat"), our largest shareholder, to provide to us a short-term bridge loan to a rights offering (the "Bridge Loan"), subject to the terms and conditions set forth in the Loan Agreement and represented by a convertible promissory note (the “Note”), dated November 17, 2010. Proceeds of the Bridge Loan were used to effectuate the repurchase of the Company’s then outstanding 5 1/2% Convertible Senior Notes Due 2014 (the "Senior Notes") in accordance with the terms of a settlement agreement between the Company and certain of the beneficial owners of the Senior Notes dated as of September 23, 2010.
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
Our principal accountant for the audit and review of our annual and quarterly financial statements, respectively, during 2011 was Friedman LLP and during 2012 was Ernst and Young LLP. Moreover, the following table shows the fees paid or accrued by us to both Friedman LLP and Ernst and Young, LLP during these periods.

Type of Service	2012	2011
Audit Fees (1)	$483,000	$274,000
Audit-Related Fees (2)	44,000	56,000
Tax Fees (3)	31,000	52,000
Total	$558,000	$382,000

(1)	Comprised of the audit of our annual financial statements and reviews of our quarterly financial statements.

(2)
Comprised of services rendered in connection with our consultations regarding financial accounting and reporting, audit of the Company’s employee benefit plan, costs incurred in connection with ongoing litigation matters and statutory audits.

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

Financial Statements
Schedule II—Valuation and Qualifying Accounts
Empire Resorts, Inc. and Subsidiaries
Valuation and Qualifying Accounts
December 31, 2012 and 2011
(in thousands)

Description	Balance at beginning of year	Addition charged to costs and expenses	Other additions (deductions)	Less deductions	Balance at end of year
Year ended December 31, 2012
Allowance for doubtful accounts	$177	$25	$—	$—	$202
Deferred tax asset valuation allowance	$63,931	$—	$(7,357)	$—	$56,574
Year ended December 31, 2011
Allowance for doubtful accounts	$168	$9	$—	$—	$177
Deferred tax asset valuation allowance	$68,433	$—	$(4,502)	$—	$63,931
Exhibits

3.1	Amended and Restated Certificate of Incorporation, dated February 16, 2011. (1)

3.2	Second Amended and Restated By-Laws, as most recently amended on March 14, 2011. (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated December 13, 2011. (3)

4.1	Form of Common Stock Certificate (4).

4.2	Certificate of Designations, Preferences and Rights of Series B Preferred Stock dated July 31, 1996. (5)

4.3	Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated May 29, 1998. (6)

4.4	Certificate of Amendment to the Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated June 13, 2001. (7)

4.5	Certificate of Designations setting forth the Preferences, Rights and Limitations of Series D Preferred Stock, dated February 7, 2000. (8)

4.6	Certificate of the Designations, Powers, Preferences and Rights of the Series E Preferred Stock, dated December 10, 2002. (9)

4.7	Certificate of Amendment of Certificate of the Designations, Powers, Preferences and Other Rights and Qualifications of the Series E Preferred Stock, dated January 12, 2004. (10)

4.8	Certificate of Designations of Series A Junior Participating Preferred Stock, dated March 24, 2008. (11)

4.9	Certificate of Amendment to the Certificate of Designations of Series A Junior Participating Preferred Stock, dated August 19, 2009. (12)

4.10	Common Stock Purchase Warrant, dated May 11, 2010, by and between Empire Resorts, Inc. and Joseph Bernstein, to purchase 250,000 shares of Common Stock. (13)
4.11	Common Stock Purchase Warrant, dated May 11, 2010, by and between Empire Resorts, Inc. and Joseph Bernstein, to purchase 1,000,000 shares of Common Stock. (14)

10.1	Investment Agreement, dated as of August 19, 2009, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (15)

10.2	Registration Rights Agreement, dated as of August 19, 2009, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (16)

10.3	First Amendment and Clarification to the Investment Agreement dated as of September 30, 2009, between Empire Resorts, Inc. and Kien Huat Realty III Limited. (17)

10.4	Settlement Agreement and Release, dated as of May 11, 2010, by and among Empire Resorts, Inc., Kien Huat, Kok Thay Lim, Au Fook Yew, G. Michael Brown, and Joseph Bernstein. (18)

10.5
Settlement Agreement, dated as of September 23, 2010, by and among Empire Resorts, Inc., Alpha Monticello, Inc., Alpha Casino Management Inc., Monticello Raceway Management, Inc., Mohawk Management, LLC, Monticello Casino Management, LLC, Monticello Raceway Development Company, LLC, the Trustee and the holders of Senior Notes listed on Exhibit A attached thereto. (19)

10.6	Loan Agreement dated as of November 17, 2010 between Empire Resorts, Inc. and Kien Huat Realty III Limited. (20)

10.7	Amendment No. 1 to the Loan Agreement, dated August 8, 2012, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (21)

10.8	Convertible Promissory Note issued on November 17, 2010 by Empire Resorts, Inc. in favor of Kien Huat Realty III Limited. (22)

10.9	Option Agreement, dated December 22, 2011, by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC (23) *

10.10	Letter Agreement, dated March 30, 2012, by and between Monticello Raceway Management Inc. and EPT Concord II, LLC (24)

10.11	Letter Agreement, dated April 30, 2012, by and between Monticello Raceway Management Inc. and EPT Concord II, LLC (25)

10.12	Letter Agreement, dated May 30, 2012, by and between Monticello Raceway Management Inc. and EPT Concord II, LLC (26)

10.13	Letter Agreement, dated June 29, 2012, by and between Monticello Raceway Management Inc. and EPT Concord II, LLC (27)

10.14	Letter Agreement, dated September 28, 2012, by and between Monticello Raceway Management Inc. and EPT Concord II, LLC (28)

10.15	Letter Agreement, dated October 12, 2012, by and between Monticello Raceway Management Inc. and EPT Concord II, LLC (29)

10.16	Letter Agreement, dated October 31, 2012, by and between Monticello Raceway Management Inc. and EPT Concord II, LLC (30)

10.17	Letter Agreement, dated November 30, 2012, by and between Monticello Raceway Management Inc. and EPT Concord II, LLC (31)

10.18	Master Development Agreement, dated December 17, 2012, by and between Monticello Raceway Management Inc. and EPT Concord II, LLC *

10.19	Empire Resorts, Inc. Amended and Restated 2005 Equity Incentive Plan (32)

10.20	Form of Option Award under the Empire Resorts, Inc. Amended and Restated 2005 Equity Incentive Plan (33)

10.21	Form of Restricted Stock Award under the Empire Resorts, Inc. Amended and Restated 2005 Equity Incentive Plan (34)

10.22	Employment Agreement, dated November 26, 2012, by and between Empire Resorts, Inc. and Joseph A. D'Amato (35)

10.23	Employment Agreement, dated August 17, 2012, by and between Empire Resorts, Inc. and Laurette J. Pitts (36)

10.24	Employment Agreement, dated December 7, 2012, by and between Empire Resorts, Inc. and Charles A. Degliomini (37)

10.25	Employment Agreement, dated August 22, 2012, by and between Empire Resorts, Inc. and Nanette L. Horner (38)

14.1	Code of Business Conduct and Ethics. (39)

14.2	Code of Ethics for the Principal Executive Officer and Senior Financial Officer(s). (40)

21.1	List of Subsidiaries. (41)

23.1	Consent of Ernst & Young.

23.2	Consent of Friedman LLP.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

101	Interactive Data File (XBRL).

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

(1)	Incorporated by reference to Exhibit 3.1 of Empire Resorts, Inc.’s Current Report on Form 8-K (an “8-K”), filed with the Securities and Exchange Commission (the “Commission”) on February 16, 2011.

(2)	Incorporated by reference to Exhibit 3.2 to Empire Resort, Inc. Annual Report on Form 10-K (a “10-K”) for the year ended December 31, 2010, filed with the Commission on March 18, 2011.

(3)	Incorporated by reference to Exhibit 3.1 to Empire Resort, Inc.’s 8-K, filed with the Commission on December 13, 2011.

(4)	Incorporated by reference to Exhibit 4.1 to Empire Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “12/31/11 10-K”), filed with the Commission on March 18, 2012.

(5)	Incorporated by reference to Exhibit 4.2 to Empire Resorts, Inc.'s 10-K for the year ended December 31, 2003 (the "2003 10-K"), filed with the Commission on March 30, 2004.

(6)	Incorporated by reference to Exhibit 4.3 to the 2003 10-K.

(7)	Incorporated by reference to Exhibit 4.4 to to the 2003 10-K.

(8)	Incorporated by reference to Exhibit 4 to Empire Resorts, Inc.'s 8-K, filed with the Commission on February 15, 2000.

(9)	Incorporated by reference to Exhibit 4.5 to the 2003 10-K.

(10)	Incorporated by reference to Exhibit 4.6 to the 2003 10-K.

(11)	Incorporated by reference to Exhibit 3.1 to Empire Resort, Inc.’s 8-K, filed with the Commission on March 24, 2008.

(12)	Incorporated by reference to Exhibit 4.1. to Empire Resorts, Inc.’s 8-K, filed with the Commission on August 19, 2009 (the "8/1909 8-K").

(13)
Incorporated by reference to Exhibit 4.1 to Empire Resorts, Inc.'s Quarterly Report on Form 10-Q (a "10-Q") for the quarter ended March 31, 2010 (the "3/31/10 10-Q"), filed with the Commission on May 17, 2010.

(14)	Incorporated by reference to Exhibit 4.2 to the 3/31/10 10-Q.

(15)	Incorporated by reference to Exhibit 10.1 of the 8/19/09 8-K.

(16)	Incorporated by reference to Exhibit 10.2 to the 8/19/09 8-K.

(17)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on October 5, 2009 (the “10/5/09 8-K”).

(18)	Incorporated by reference to Exhibit 10.1 to the 3/31/10 10-Q.

(19)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on September 24, 2010.

(20)	Incorporated by reference to Exhibit 4.2 to Empire Resorts, Inc.'s 8-K, filed with the Commission on November 19, 2010 (the "11/19/10 8-K").

(21)	Incorporated by reference to Exhibit 10.4 to Empire Resorts, Inc.’s 10-Q for the fiscal period ended June 30, 2012, filed with the Commission on August 14, 2012.

(22)	Incorporated by reference to Exhibit 4.1 to the 11/19/10 8-K.

(23)	Incorporated by reference to Exhibit 10.14 to the 12/31/11 10-K.

(24)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on April 2, 2012.

(25)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on May 2, 2012.

(26)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on May 31, 2012.

(27)	Incorporated by reference to Exhibit 10.1 to Empire Resort, Inc.’s Current Report on Form 8-K, filed with the Commission on July 6, 2012.

(28)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on October 2, 2012.

(29)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on October 18, 2012.

(30)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K filed with the Commission on November 6, 2012.

(31)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on December 3, 2012.

(32)	Incorporated by reference to Appendix B to Empire Resorts, Inc.'s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 30, 2004.

(33)	Incorporated by reference to Exhibit 10.18 to the 12/31/11 10-K.

(34)	Incorporated by reference to Exhibit 10.17 to the 12/31/11 10-K.

(35)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on November 28, 2012.

(36)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, inc.'s 8-K filed with the Commission on August 23, 2012 (the "8/23/12 8-K").

(37)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the commission on December 13,2012.

(38)	Incorporated by reference to Exhibit 10.2 to the 8/23/12 8-K.

(39)	Incorporated by reference to Exhibit 14.1 to Empire Resorts, Inc.'s Current Report on Form 8-K/A, filed with the Commission on November 16, 2011 (the "11/16/11 8-K").

(40)	Incorporated by reference to Exhibit 14.2 to the 11/16/11 8-K.

(41)	Incorporated by reference to Exhibit 21.1 of Empire Resorts, Inc.’s 10-K for the year ended December 31, 2010, filed with the Commission on March 18, 2011.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESORTS, INC.

By:	/s/ Joseph A. D’Amato
	Name:	Joseph A. D’Amato
	Title:	Chief Executive Officer
	Date:	March 21, 2013
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph A. D’Amato	Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2013
Joseph A. D’Amato

/s/ Laurette J. Pitts	Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2013
Laurette J. Pitts

/s/ Emanuel R. Pearlman	Chairman of the Board	March 21, 2013
Emanuel R. Pearlman

Director
Au Fook Yew

/s/ James Simon	Director	March 21, 2013
James Simon

/s/ Nancy A. Palumbo	Director	March 21, 2013
Nancy A. Palumbo

/s/ Gregg Polle	Director	March 21, 2013
Gregg Polle

Index to Exhibits

10.18	Master Development Agreement, dated December 17, 2012, by and between Monticello Raceway Management Inc. and EPT Concord II, LLC *

23.1	Consent of Independent Registered Accounting Firm.

23.2	Consent of Friedman LLP.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

101	Interactive Data File (XBRL).

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.