Form 10-Q
period 2013-03-31
EMPIRE RESORTS INC
filed 2013-05-14
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer		Accelerated filer	☐

Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, as of May 10, 2013 was 33,799,666.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,291	$9,063
Restricted cash	1,289	1,240
Accounts receivable, net	1,357	1,006
Prepaid expenses and other current assets	3,359	2,839
Total current assets	11,296	14,148
Property and equipment, net	26,506	26,568
Project development costs	14,655	11,516
Other assets	126	217
Total assets	$52,583	$52,449
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,496	$2,805
Accrued expenses and other current liabilities	7,221	7,405
Total current liabilities	10,717	10,210
Long-term loan, related party	17,426	17,426
Total liabilities	28,143	27,636
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000 shares authorized; $0.01 par value -	—	—
Series A, $1,000 per share liquidation value, none issued and outstanding	—	—
Series B, $29 per share liquidation value, 44 shares issued and outstanding	—	—
Series E, $10 per share redemption value, 1,731 shares issued and outstanding (aggregate liquidation value of $31,583 and $31,237 as of March 31, 2013 and December 31, 2012, respectively)	6,855	6,855
Common stock, $0.01 par value, 150,000 shares authorized, 30,149 and 30,073 shares issued and outstanding in 2013 and 2012, respectively	300	300
Additional paid-in capital	146,164	146,083
Accumulated deficit	(128,879)	(128,425)
Total stockholders’ equity	24,440	24,813
Total liabilities and stockholders’ equity	$52,583	$52,449
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Gaming	$14,625	$14,614
Food, beverage, racing & other	2,945	3,034
Gross revenues	17,570	17,648
Less: Promotional allowances	(739)	(366)
Net revenues	16,831	17,282
Costs and expenses:
Gaming	10,987	10,770
Food, beverage, racing and other	2,706	2,749
Selling, general and administrative	2,819	2,731
Stock-based compensation	81	185
Depreciation	343	346
Total costs and expenses	16,936	16,781
(Loss) income from operations	(105)	501
Interest expense	(349)	(225)
(Loss) income before income taxes	(454)	276
Income tax provision	—	6
Net (loss) income	(454)	270
Undeclared dividends on preferred stock	(388)	(388)
Net loss applicable to common shares	$(842)	$(118)
Weighted average common shares outstanding, basic and diluted	30,062	29,934
(Loss) income per common share, basic and diluted*	$(0.03)	$—
* Less than $0.005

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net (loss) income	$(454)	$270
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	343	346
(Recovery) provision of doubtful accounts	(1)	25
Loss on disposal of property and equipment	(6)	—
Stock-based compensation	81	185
Changes in operating assets and liabilities:
Restricted cash –NY Lottery and Purse Accounts	(33)	(499)
Accounts receivable	(350)	(306)
Prepaid expenses and other current assets	(520)	(1,646)
Other assets	91	876
Accounts payable	691	83
Accrued expenses and other current liabilities	(2,947)	(644)
Net cash used in operating activities	(3,105)	(1,310)
Investing activities:
Purchases of property and equipment	(275)	(87)
Restricted cash - Racing capital improvement	(16)	173
Project development costs	(376)	(695)
Net cash used in investing activities	(667)	(609)
Net decrease in cash and cash equivalents	(3,772)	(1,919)
Cash and cash equivalents, beginning of period	9,063	14,601
Cash and cash equivalents, end of period	$5,291	$12,682
Supplemental disclosures of cash flow information:
Interest paid	$331	$225
Non-cash investing and financing activities:
Common stock issued in settlement of preferred stock dividends	$167	$234
Project development costs included in accrued expenses	$2,763	$661
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note A. Summary of Business and Basis for Presentation

Basis for Presentation
The condensed consolidated financial statements and notes as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 are unaudited and include the accounts of Empire Resorts, Inc. (“Empire”) and subsidiaries (the “Company”).

The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and the footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the Company’s opinion, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the interim period may not be indicative of results to be expected for the full year.

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
On April 30, 2013, the Company commenced a rights offering of common stock to holders of its common stock and Series B Preferred Stock (the "$11 million Rights Offering"). The Company will distribute to its common stock holders and Series B Preferred Stock holders one non-transferable right to purchase one share of common stock at a subscription price of $1.8901 per share for each five shares of common stock owned, or into which their Series B Preferred Stock was convertible, on April 8, 2013, the record date for the offering. In addition to being able to purchase their pro rata portion of the shares offered based on their ownership as of April 8, 2013, stockholders may oversubscribe for additional shares of common stock.

In connection with the $11 million Rights Offering, on April 11, 2013, the Company and Kien Huat Realty III Limited (“Kien Huat”), the Company's largest stockholder, entered into a standby purchase agreement (the “Standby Purchase Agreement”). Pursuant to the Standby Purchase Agreement Kien Huat agreed to exercise in full its basic subscription rights granted pursuant to the $11 million Rights Offering within ten days of its grant. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in the $11 million Rights Offering to acquire up to one share less than 20% of the Company's issued and outstanding common stock prior to the commencement of the $11 million Rights Offering. The Company will pay Kien Huat a fee of $40,000 for the shares purchased by Kien Huat in excess of its basic subscription rights pursuant to the Standby Purchase Agreement. In addition, the Company will reimburse Kien Huat for its expenses related to the Standby Purchase Agreement in an amount not to exceed $40,000. Consummation of the Standby Purchase Agreement is subject to the usual and customary closing conditions.

If fully subscribed, the $11 million Rights Offering will result in gross proceeds of approximately $11.4 million to the Company. The Company expects to utilize the estimated net proceeds of approximately $11.1 million to fund certain costs of its development project at the site of the former Concord Resort in Sullivan County, New York, which costs may include permitting, infrastructure and shared master planning costs and expenses, and for general corporate working capital purposes.

On May 10, 2013 in accordance with the Standby Purchase Agreement, Kien Huat exercised its basic subscription rights granted in the $11 million Rights Offering and purchased 3,650,849 shares of common stock at the subscription price of $1.8901 per share and on the same day we received the funds in the amount of approximately $6.9 million.

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
At its meeting held on January 31, 2013, the New York State Racing and Wagering Board (“RWB”) approved MRMI's racetrack and simulcast license applications for the 2013 calendar year. Generally, the annual license renewal process requires the RWB to review the financial responsibility, experience, character and general fitness of MRMI and its management.

On February 1, 2013, the New York State Gaming Commission (“NYSGC”) became effective. The NYSGC was formally created via Chapter 60 of the Laws of 2012 as part of the 2012/2013 Enacted State Budget. The measure merged the RWB with the New York Lottery ("NYL") into a single state agency. The legislation that created the NYSGC provides that the NYSGC shall consist of seven members appointed by the governor and with the advice and consent of the senate. As of May 10, 2013, no members have been appointed. The NYSGC has the authority and responsibility to promulgate rules and regulations. The legislation specifies that all rules, regulations, acts, orders, determinations and decisions of the NYL and RWB shall continue as rules, regulations, acts, orders, determinations and decisions of the NYSGC until modified or abrogated by the NYSGC and all of the functions and powers and obligations and duties of the RWB and NYL were transferred to the NYSGC. NYL is now a division of the NYSGC. The legislation that created the NYSGC established four divisions: Charitable Gaming, Gaming, Horse Racing and Pari-Mutuel Wagering, and Lottery. Our VGM, harness horseracing and simulcast activities in the State of New York are overseen by the NYSGC.
    Development
EPT Concord II, LLC, ("EPT") a wholly owned subsidiary of Entertainment Properties Trust is the sole owner of 1,500 acres located at the site of the former Concord Resort (the “EPT Property”). On December 14, 2012 (the "Effective Date"), EPT and MRMI entered into a master development agreement (the “MDA”) to develop the EPT Property. The MDA defines and governs the overall relationship between EPT and MRMI with respect to the development, construction, operation, management and disposition of the integrated destination resort and community (the "Project") to be developed by the parties on the EPT Property. The term of the MDA commenced on the Effective Date and shall expire on the earlier of (i) the earliest date on which the Casino Project, the Golf Course Project and the Initial Resort Project (as such terms are defined below and in the MDA) are all open to the general public for business and (ii) sooner termination pursuant to the terms of the MDA. The parties also agreed to continue to cooperate in good faith on the on-going development plans and have agreed to share certain expenses related to the master planning work and common infrastructure work. Either party has the right to terminate the MDA prior to the execution of a lease. In the event of termination, EPT shall reimburse to MRMI any amounts paid by MRMI pursuant to the Option Agreement, which is described below. Following the payment of any additional amounts accrued pursuant to the MDA as of the date of termination, neither party shall have any obligations under the MDA.

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

In accordance with the terms of the MDA, MRMI shall be responsible for the development and construction of the Casino Project. MRMI shall then be responsible for maintaining and operating the Casino Project in accordance with the operating standards contained in the Casino Lease (as defined in the MDA), to be entered into by and between EPT and MRMI prior to the commencement of construction on the Casino Project. MRMI and EPT agreed to cooperate to consult appropriate governmental authorities as to the steps necessary to obtain authorization to relocate the gaming licenses currently used to operate the Monticello Casino and Raceway to the Casino Project such that, upon its substantial completion, MRMI shall be entitled to obtain any required gaming license to operate the Casino Project without the need for any further discretionary action by applicable governmental authorities. The development of the Project is contingent upon various conditions, including obtaining necessary governmental approval, as fully set forth in the MDA, and the Company's ability to obtain necessary financing.

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

In the process of obtaining necessary governmental approval, on March 8, 2012, EPT and MRMI presented an overview of the master plan for redevelopment of the EPT Property to the Town of Thompson Town Board ("Town Board") and formally submitted the proposed redevelopment plan to the Town of Thompson for an assessment of its environmental impact as prescribed by the State Environmental Quality Review provisions of the New York Environmental Conservation Law ("SEQR"). The SEQR hearing was held on August 28, 2012. The SEQR process was continued by the Town Board on January 2, 2013, when the Town Board accepted a Final Environmental Impact Statement for the entire development project, including Phase I, namely, the Casino Project. On January 15, 2013, the Town Board, as Lead Agency, issued an Environmental Findings Statement for the entire development project and held public hearings on the proposed zoning amendments to the Planned Resort Development provisions of the zoning law of the Town of Thompson and regarding a new Comprehensive Development Plan ("CDP") for the entire project site. After the close of the public hearings, the Town Board unanimously approved the zoning amendments and also approved the CDP for the entire site. On February 13, 2013, EPT and MRMI filed a site plan application for Phase I and a subdivision application for the EPT Property with the Town of Thompson Planning Board ("Planning Board") and the Planning Board conducted an informal review of those applications with representatives of EPT and MRMI. The site plan application describes the facilities that will be developed during Phase I. On March 13, 2013, there was a joint public hearing before the Planning Board on the site plan application for Phase I and the subdivision application. On April 10, 2013, the Planning Board granted preliminary site plan approval for Phase I and preliminary subdivision approval for the EPT Property. Prior to MRMI's ability to commence construction, anticipated in 2013, the Planning Board will have to grant final site plan approval for Phase I and MRMI will be required to submit detailed construction plans to the Town.

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
On May 5, 2011, Concord Associates, L.P. (“Concord”) announced that it has agreed to terms with the Mohegan Tribal Gaming Authority (“MTGA”) to develop a new gaming and racing facility on its 116 acre site adjacent to the EPT Property. On May 6, 2011, Empire issued a press release announcing that neither Concord nor MTGA have valid New York State licenses to operate a harness racetrack or VGMs in Sullivan County, prerequisites to the operation of VGMs at the proposed development. As such, the Company cannot predict the outcome of its efforts to implement its plan to develop jointly with EPT the EPT Property.

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
The retail value of complimentary food, beverage and other items provided to the Company’s guests is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such food, beverage and other items as promotional allowances is included in food, beverage, racing and other expense. In addition, promotional allowances include non-subsidized free play offered to the Company’s guests based on their relative gaming worth and prizes included in certain promotional marketing programs.

The retail value amounts included in promotional allowances for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended March 31,
	2013	2012
	(in thousands)
Food and beverage	$375	$319
Non-subsidized free play	230	(67)
Players club awards	134	114
Total retail value of promotional allowances	$739	$366

The estimated cost of providing complimentary food, beverages and other items for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended March 31,
	2013	2012
	(in thousands)
Food and beverage	$478	$341
Non-subsidized free play	136	(40)
Players club awards	134	114
Total cost of promotional allowances	$748	$415

Accounts receivable
Accounts receivable, net of allowances, are stated as the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2013 and

December 31, 2012, the Company recorded an allowance for doubtful accounts of approximately $201,000 and $202,000 respectively.

Earnings (loss) per common share
The Company computes basic earnings (loss) per share by dividing net income (loss) applicable to common shares by the weighted-average common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for the three months ended March 31, 2013 and 2012 were the same.

The following table shows the approximate number of common stock equivalents outstanding at March 31, 2013 and 2012 that could potentially dilute basic earnings per share in the future.

	Outstanding at March 31,
	2013	2012
Options	2,202,000	2,596,000
Warrants	1,083,000	1,083,000
Option matching rights	1,276,000	1,795,000
Restricted stock	50,000	170,000
Shares to be issued upon conversion of convertible debt	6,575,000	6,575,000
Total	11,186,000	12,219,000
Fair value
The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by FASB, for its financial assets and liabilities that had not been previously carried at fair value. The Company’s financial instruments are comprised of current assets, current liabilities and a long-term loan, related party. Current assets and current liabilities approximate fair value due to their short-term nature. As of March 31, 2013, the Company’s management was unable to estimate reasonably the fair value of the long-term loan, related party due to the inability to obtain quotes for similar credit facilities.

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
The Option has an initial term of six months from the Effective Date (the “Option Exercise Period”). In addition, subject to the conditions of the Option Agreement, the Option Exercise Period may be extended for one or more six month periods; provided, however, in no event shall the Option Exercise Period extend beyond June 30, 2013. In connection with the execution of the Option Agreement, MRMI paid EPT an option payment in the amount of $750,000. Any extension of the

Option Exercise Period must be accompanied by an additional option payment of $750,000 for the six-month extension period. On March 8, 2013, MRMI exercised its option to extend the Option Exercise Period to June 30, 2013. Accordingly, MRMI paid EPT a pro-rated option payment in the amount of $472,603.
In addition to the Option Payment, project development costs included other direct costs incurred by the Company in consummating the Option Agreement and related lease. At March 31, 2013 and December 31,2012 , project development costs totaled approximately $14.7 million and $11.5 million respectively.

Note D. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Liability for horseracing purses	$825	$950
Accrued payroll	1,022	1,143
Accrued redeemable points	379	392
Liability to NYL	425	404
Liability for local progressive jackpot	540	556
Accrued professional fees	3,413	3,172
Accrued other	617	788
Total accrued expenses and other current liabilities	$7,221	$7,405

Note E. Long-Term Loan, Related Party
    On November 17, 2010, Empire entered into a loan agreement (the "Loan Agreement") with Kien Huat Realty III Limited ("Kien Huat"), our largest shareholder, which was represented by a convertible promissory note (the "Note") in the principal amount of $35 million and which had an interest rate of 5%. The Company paid down the principal of the note in the amount of approximately $17.6 million from the proceeds of the rights offering the Company consummated in May 2011. The maturity date for the Note was May 17, 2013.
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

Note F. Stockholders’ Equity

Stock-based compensation expense was approximately $81,000 and $185,000 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was approximately $173,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under Empire’s plans. That cost is expected to be recognized over the remaining vesting period of less than two years. This expected cost does not include the impact of any future stock-based compensation awards.

On February 12, 2013, Empire's Board of Directors (the "Board") authorized the issuance of 75,530 shares of our common stock in payment of dividends due for the year ended December 31, 2012 on our Series B Preferred Stock. The recorded value of these shares was approximately $167,000.

Note G. Concentration

The Company had two debtors, before Accounts Receivable allowances that consist of , Western OTB and Suffolk OTB which represented 11% and 18% of the total outstanding accounts receivables as of March 31, 2013. The Company had two debtors, before Accounts Receivable allowances that consisted of, Hawthorne OTB and Suffolk OTB which represented 19% and 15% of the total outstanding accounts receivable as of December 31, 2012.

Note H. Commitments and Contingencies
Legal Proceedings

Bryanston Group v. Empire Resorts, Inc.
A complaint has been filed in the Supreme Court of The State of New York, New York County (the “New York County Court”) on or about July 12, 2010, against us. The lawsuit arises out of a recapitalization agreement entered into on December 10, 2002 ("Recapitalization Agreement"), pursuant to which we issued Series E preferred stock to Bryanston Group and Stanley Tollman, among others. The complaint is brought by Bryanston Group and Stanley Tollman alleging that we breached the terms of the Recapitalization Agreement by (i) failing to use the funds from the 2009 investment by Kien Huat to redeem the Series E preferred shares and pay dividends on the shares; and (ii) paying in excess of $1 million per year in operating expenses (including paying the settlement to our former chief executive officer, Joseph Bernstein) while not redeeming the Series E preferred shares and paying dividends on the shares. The plaintiffs had sought a preliminary injunction to require us to put into escrow funds sufficient to pay the purchase price for the redemption of the Series E shares and the dividends. On August 20, 2010, the New York County Court denied plaintiffs' request. On September 24, 2010, we filed a motion to dismiss the original complaint. The Court denied our motion to dismiss the original complaint on March 28, 2011. We filed an answer to the original complaint on our about May 12, 2011. On July 10, 2012, plaintiffs filed and served an amended complaint. The amended complaint, in addition to the allegations from the original complaint, alleges that we breached the terms of the recapitalization agreement in two additional ways by (i) failing to use the funds from the 2004 issuance of senior secured convertible notes to redeem the Series E preferred shares and pay dividends; and (ii) failing to use the funds from the 2010 investment by Kien Huat to redeem the Series E preferred shares and pay dividends. We filed our answer to the amended complaint on or about July 23, 2012. Discovery concluded on January 21, 2013. We filed our motion for summary judgment on March 7, 2013, and plaintiffs filed their motion for summary judgment on the same date. Oral argument on the motions for summary judgment is scheduled for June 24, 2013. While we cannot predict the outcome of this litigation, we believe the lawsuit is without merit and we will aggressively defend our interests.
Monticello Raceway Management, Inc. v. Concord Associates L.P.
On January 25, 2011, our subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who is a significant stockholder. The lawsuit seeks amounts that we believe are owed to us under an agreement between Concord, MRMI and the Monticello Harness Horsemen’s Association, Inc. (the “Horsemen’s Agreement”). Pursuant to the Horsemen’s Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord hotel and former Concord resort or July 31, 2011, we were to continue to pay to the Monticello Harness Horsemen’s Association, Inc. 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, we believe Concord owed us approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to us and on March 10, 2011 Concord filed a motion to dismiss, claiming that there was no shortfall because the term of the obligation was a two years period, not annually. We filed reply affirmations and requested that the Judge treat Concord’s motion and our cross-motion as summary judgment motions. On June 23, 2011, the Court advised the parties that it would treat our cross-motion as a summary judgment motion. MRMI filed its reply affirmation on August 8, 2011. On November 4, 2011, the Judge denied Concord’s motion to dismiss, and denied MRMI’s summary judgment motion without prejudice to renew after conducting pre-trial discovery. On December 8, 2011, MRMI filed an appeal of the denial of the summary judgment motion and on December 9, 2011, Concord filed a cross-appeal for the portion of the decision that denied Concord’s motion to dismiss. MRMI and Concord filed Appellate Briefs in or about December 2012. The Appellate Division in Albany heard the oral argument on February 7, 2013. On March 28, 2013, the Appellate Court ordered the reversal of the denial of our summary judgment and awarded our cross motion to the extent of awarding partial summary judgment on the issue of liability on the breach of contract cause of action.
Concord Associates, L.P. v. Entertainment Properties Trust
On March 7, 2012, Concord and various affiliates filed a complaint against Entertainment Properties Trust ("EPR") and us in the United States District Court for the Southern District of New York ("SDNY"). The lawsuit arises out of our exclusivity agreement and option agreement with EPT to develop the site of the EPT Property located in Sullivan County, New York. Following a pre-motion conference held April 25, 2012, Concord and its affiliates filed an amended complaint on June 18, 2012, against EPR and us, and added Genting New York LLC and Kien Huat Realty III Limited, as defendants. The amended complaint asserts the same federal antitrust claims and seeks the same damages as in the original complaint, alleging that all defendants have obstructed and delayed Concord from establishing a harness racetrack and VGM facility at the site of the former Concord Hotel in the Town of Thompson, New York, that would compete with other “reasonably accessible casinos/racinos for legal casino gaming business” and other “reasonably accessible casino hotel and resort facilities for tourism patrons” in the “New York-Northeastern New Jersey-Long Island, NY-NJ-PA Metropolitan Statistical Area.” As in the original complaint, Concord's amended complaint further asserts that we have monopolized the market for "gaming and racing” in the “Catskills Region” and have tortiously interfered with EPR's performance of its contracts and business relations with Concord. The amended complaint seeks damages in an amount to be determined at trial but not less than $500 million (subject to automatic trebling under federal antitrust laws), unspecified punitive damages with respect to Concord's tortious interference claims, and permanent injunctive relief against EPT and MRMI agreements. By Stipulation and Order entered by the SDNY on July 6, 2012, we shall answer, move or otherwise respond to the amended complaint by July 25, 2012. On July 25, 2012, all defendants submitted to the court requests for a pre-motion conference concerning a proposed motion to dismiss the amended complaint. Concord submitted a letter in response to the defendant letters. On September 13, 2012, on the eve of the pre-motion for summary judgment conference, Concord notified the Court that it had retained new counsel (with one of the law firms continuing as counsel) and requested that the conference be adjourned so that Concord could file a second amended complaint. The Court denied the request to adjourn. On September 25, 2012, the defendants filed the Motion to Dismiss and on October 25, 2012 Concord filed its opposition. Defendants' filed the reply on November 8, 2012. On November 29, 2012, Concord submitted to the court a request for a pre-motion conference to permit them to file a second amended complaint. Defendants submitted letters in opposition on December 4, 2012. On March 26, 2013, the Court referred the matter to a Magistrate Judge for general pre-trial matters including scheduling, discovery, non-dispositive motions and settlement. On April 29, 2013 we filed a motion to stay discovery.  The response was filed on May 10, 2013 and our reply is due May 16, 2013. The SDNY heard the oral argument for the Motion to Dismiss on May 8, 2013 and Concord's request to file a second amended complaint was discussed at that time. Although we are continuing to assess our available options in terms of responding to this complaint, we believe this lawsuit is without merit and we will aggressively defend our interests.

Bryanston Group v. Kien Huat Realty III, Limited

On December 27, 2012, Bryanston Group (not Stanley Tollman), which holds Series E Preferred shares of Empire, filed a complaint against Kien Huat, our majority stockholder, and Colin Au, Joseph D'Amato and Emanuel Pearlman in their individual capacities and as our directors, in the SDNY. With respect to our directors, the shareholder complaint alleges that Messrs. Au, D'Amato and Pearlman breached their fiduciary duties to Bryanston by approving a rights offering consummated on May 20, 2011, and not providing Bryanston with the right to participate in such rights offering. The complaint also seeks a declaratory judgment that the Recapitalization Agreement gives Bryanston "priority over Defendants to the payment of dividends, redemption and/or satisfaction of shares" from Empire's New Available Cash Flow (as defined in the Recapitalization Agreement). The complaint also asserts a variety of related claims against Kien Huat. On February 25, 2013, we sent a pre-motion letter to Bryanston. The parties thereafter submitted a stipulation for the Court to be So Ordered that provides Bryanston the ability to amend its complaint on or before March 29, 2013, and gives defendants until May 28, 2013 to file a motion to dismiss.   On March 29, 2013, Plaintiffs filed an amended complaint against Kien Huat, Au and D'Amato and Empire as a nominal defendant. The amended complaint alleges that Au breached his fiduciary duty to Bryanston by providing materials for a corporate opportunity to Kien Huat thus aiding Kien Huat in usurping a corporate opportunity from Empire and that D'Amato breached his fiduciary duty to Bryanston by approving a bonus plan for Empire executives. The amended complaint asserts a variety of related claims against Kien Huat. Although we are continuing to assess our available options in terms of responding to this complaint, we believe this lawsuit is without merit.
Other Proceedings
We are a party from time to time to various other legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

Note I. Subsequent Events
On May 8, 2013, the Company adopted a cash bonus plan for the senior executives of the Company. Pursuant to the bonus plan, up to $350,000 shall be set aside for possible award to Joseph D’Amato, Laurette Pitts, Nanette Horner and Charles Degliomini for fiscal year 2013. Bonuses may be awarded to each of the named senior executives in amounts determined by the Compensation Committee of the Board of Directors and based upon the recommendation of Mr. D’Amato for the named senior executives other than himself. Bonuses totaling up to the $350,000 aggregate maximum under this plan may be awarded in the event MRMI’s earnings before interest, tax, depreciation and amortization (“EBITDA”) for the 2013 fiscal year meets or exceeds 80% of the target EBITDA that is established by the Compensation Committee at the beginning of each fiscal year. The aggregate maximum amount available for award pursuant to the bonus plan may be reduced in proportion to the amount by which MRMI’s EBITDA for the fiscal year misses the target EBITDA. The amount of individual bonuses awarded pursuant to the bonus plan will be based 50% upon whether MRMI met or exceeded its EBITDA target and 50% based upon individual performance in the fiscal year, which shall be recommended Mr. D’Amato and approved by the Compensation Committee. Awards shall be made pursuant to the bonus plan in the first quarter of the succeeding fiscal year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Management’s Discussion and Analysis of the Financial Condition and Results of Operations should be read together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Condensed Consolidated Financial Statements and related notes thereto in Empire Resorts, Inc. (“Empire”) and subsidiaries’ (the “Company”, “us”, “our”, or “we”) Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally relate to our strategies, plans and objectives for future operations and are based upon management’s current plans and beliefs or estimates of future results or trends. Forward-looking statements also involve risks and uncertainties, including, but not restricted to, the risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict.
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
Through our wholly-owned subsidiary, Monticello Raceway Management, Inc. (“MRMI”), we currently own and operate Monticello Casino and Raceway, a 45,000 square foot video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs which includes 20 electronic table game positions (“ETGs”) . VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.
At its meeting held on January 31, 2013, the New York State Racing and Wagering Board (“RWB”) approved the Company's racetrack and simulcast applications for the 2013 calendar year. Generally, the annual license renewal process requires the RWB to review the financial responsibility, experience, character and general fitness of MRMI and its management.

On February 1, 2013, the New York State Gaming Commission (“NYSGC”) became effective. The NYSGC was formally created via Chapter 60 of the Laws of 2012 as part of the 2012/2013 Enacted State Budget. The measure merged the RWB with the New York Lottery ("NYL") into a single state agency. The legislation that created the NYSGC provides that the NYSGC shall consist of seven members appointed by the governor by and with the advice and consent of the senate. As of May 10, 2013, no members have been appointed. The NYSGC has the authority and responsibility to promulgate rules and regulations. The legislation specifies that all rules, regulations, acts, orders, determinations and decisions of the NYL and RWB shall continue as rules, regulations, acts, orders, determinations and decisions of the NYSGC until modified or abrogated by the NYSGC and and all of the functions and powers and obligations and duties of the RWB and NYL were transferred to the NYSGC. NYL is now a division of the NYSGC. The legislation that created the NYSGC established four divisions: Charitable Gaming, Gaming, Horse Racing and Pari-Mutuel Wagering, and Lottery. Our VGM, harness horseracing and simulcast activities in the State of New York are overseen by the NYSGC.

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
Development
EPT Concord II, LLC ("EPT"), a wholly owned subsidiary of Entertainment Properties Trust is the sole owner of 1,500 acres located at the site of the former Concord Resort (the “EPT Property”). On December 14, 2012 (the "Effective Date"), EPT and MRMI entered into a master development agreement (the “MDA”) to develop the EPT Property. The MDA defines and governs the overall relationship between EPT and MRMI with respect to the development, construction, operation, management and disposition of the integrated destination resort and community (the "Project") to be developed by the parties on the EPT Property. The term of the MDA commenced on the Effective Date and shall expire on the earlier of (i) the earliest date on which the Casino Project, the Golf Course Project and the Initial Resort Project (as such terms are defined below and in the MDA) are all open to the general public for business and (ii) sooner termination pursuant to the terms of the MDA. The parties also agreed to continue to cooperate in good faith on the on-going development plans and have agreed to share certain expenses related to the master planning work and common infrastructure work. Either party has the right to terminate the MDA prior to the execution of a lease. In the event of termination, EPT shall reimburse to MRMI any amounts paid by MRMI pursuant to the Option Agreement, which is described below. Following the payment of any additional amounts accrued pursuant to the MDA as of the date of termination, neither party shall have any obligations under the MDA.

The parties envision us developing a comprehensive resort destination that includes a casino and a harness racetrack and may also include one or more hotels, food and beverage outlets, a spa facility, retail venues, space for conferences, meetings, entertainment and special events in a multi-purpose conference space supported by separate meeting rooms and parking facilities (the “Casino Project”). In addition to the Casino Project, the Project is expected to include a golf course and a resort including a variety of amenities.

In accordance with the terms of the MDA, we shall be responsible for the development and construction of the Casino Project. We shall then be responsible for maintaining and operating the Casino Project in accordance with the operating standards contained in the Casino Lease (as defined in the MDA), to be entered into by and between EPT and us prior to the commencement of construction on the Casino Project. We and EPT agreed to cooperate to consult appropriate governmental authorities as to the steps necessary to obtain authorization to relocate the gaming licenses currently used to operate the Monticello Casino and Raceway to the Casino Project such that, upon its substantial completion, we shall be entitled to obtain any required gaming license to operate the Casino Project without the need for any further discretionary action by applicable governmental authorities. The development of the Project is contingent upon various conditions, including obtaining necessary governmental approval, as fully set forth in the MDA, and the Company's ability to obtain necessary financing.

In addition, the parties have agreed that the Project will include an aggregate total “qualified capital investment” of $600 million on the development of the Project in accordance with statutory guidelines, the compliance with which the parties agree is essential to the success and viability of the Project. We have agreed to invest a minimum of $300 million in the development and construction of the Casino Project.

On December 21, 2011 (the “Option Effective Date”), MRMI entered into an option agreement with EPT, which was last amended by a letter agreement on November 30, 2012, between EPT and us (as amended, the “Option Agreement”) . Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease certain portions of the EPT Property pursuant to the terms of a lease negotiated between the parties our rights and obligations pursuant to the Option Agreement are subject to certain existing EPT agreements.
The Option has an initial term of six months from the Effective Date (the “Option Exercise Period”). In addition, subject to the conditions of the Option Agreement, the Option Exercise Period may be extended for one or more six month periods; provided, however, in no event shall the Option Exercise Period extend beyond June 30, 2013. In connection with the execution of the Option Agreement, we paid EPT an option payment in the amount of $750,000. Any extension of the Option Exercise Period must be accompanied by an additional option payment of $750,000 for the six-month extension period. On March 8, 2013, we exercised the option to extend the Option Exercise Period to June 30, 2013. Accordingly, we paid EPT a pro-rated option payment in the amount of $472,603.

In the process of obtaining necessary governmental approval, on March 8, 2012, EPT and we presented an overview of the master plan for redevelopment of the EPT Property to the Town of Thompson Town Board ("Town Board") and formally submitted the proposed redevelopment plan to the Town of Thompson for an assessment of its environmental impact as prescribed by the State Environmental Quality Review provisions of the New York Environmental Conservation Law ("SEQR"). The SEQR hearing was held on August 28, 2012. The SEQR process was continued by the Town Board on January 2, 2013, when the Town Board accepted a Final Environmental Impact Statement for the entire development project, including Phase I, namely, the Casino Project. On January 15, 2013, the Town Board, as Lead Agency, issued an Environmental Findings Statement for the entire development project and held public hearings on the proposed zoning amendments to the Planned Resort Development provisions of the zoning law of the Town of Thompson and regarding a new Comprehensive Development Plan ("CDP") for the entire project site. After the close of the public hearings, the Town Board unanimously approved the zoning amendments and also approved the CDP for the entire site. On February 13, 2013, EPT and MRMI filed a site plan application for Phase I and a subdivision application for the EPT Property with the Town of Thompson Planning Board ("Planning Board") and the Planning Board conducted an informal review of those applications with representatives of EPT and us. The site plan application describes the facilities that will be developed during Phase I. On March 13, 2013, there was a joint public hearing before the Planning Board on the site plan application for Phase I and the subdivision application. On April 10, 2013, the Planning Board granted preliminary site plan approval for Phase I and preliminary subdivision approval for the EPT Property. Prior to our ability to commence construction, anticipated in 2013, the Planning Board will have to grant final site plan approval for Phase I and we will be required to submit detailed construction plans to the Town.

On March 19, 2013, the County of Sullivan Industrial Development Agency (“IDA”) approved a Resolution (1) taking official action authorizing the issuance of revenue bonds to enable MRMI to use the industrial development revenue bonds for the financing of the Casino Project; (2) describing the forms of financial assistance being contemplated by the IDA to include: (i) an exemption from New York State (“State”) and local sales and use taxes with respect to certain items used in, or for the acquisition, construction and equipping of, the Casino Project, estimated to be $15 million, (ii) the grant of one or more Mortgage liens on IDA's interest in the Casino Project to secure the bonds and/or any other indebtedness incurred by or for the benefit of us in connection with the Casino Project, which Mortgages would be exempt from all mortgage recording taxes imposed in the State, estimated to be $1.1 million, and (iii) a partial (or full) real property tax abatement, estimated to be $126 million over sixteen (16) years; and (3) appointing us as IDA's agent to undertake the Casino Project.  Fees for the utilization of the bonds and other financial assistance would be paid by us to the IDA.
On May 5, 2011, Concord Associates, L.P. (“Concord”) announced that it has agreed to terms with the Mohegan Tribal Gaming Authority (“MTGA”) to develop a new gaming and racing facility on its 116 acre site adjacent to the EPT Property. On May 6, 2011, Empire issued a press release announcing that neither Concord nor MTGA have valid New York State licenses to operate a harness racetrack or VGMs in Sullivan County, prerequisites to the operation of VGMs at the proposed development. As such, the Company cannot predict the outcome of its efforts to implement its plan to develop jointly with EPT the EPT Property.
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
On November 8, 2011, the voters in New Jersey approved a constitutional amendment permitting the Legislature to authorize by law wagering, at casinos in Atlantic City and at current or former racetracks, on the results of professional, certain college, and amateur sport and athletic events. On January 9, 2012, the New Jersey State Legislature approved a bill that would allow the state Casino Control Commission to issue licenses to casinos and racetracks to accept bets on some professional and collegiate events. Governor Christie signed the legislation. On October 15, 2012, the final adoption of the regulations for sports wagering was published in the New Jersey Register enabling the New Jersey Division of Gaming Enforcement to begin accepting applications for racetracks and Atlantic City casinos to provide sports wagering. On August 7, 2012, the National Collegiate Athletic Association and several professional sports leagues (collectively, “the Leagues”) filed a Complaint to prevent the implementation of New Jersey's sports wagering law. The Leagues filed a Motion for Summary Judgment and sought to enjoin the implementation of the sports wagering law. The State of New Jersey ("NJ") filed a Cross Motion for Summary Judgment and challenged the constitutionality of the Professional and Amateur Sports Protection Act (“PASPA”). On February 28, 2013, the US District Judge filed an Order determining that PASPA is constitutional, granting the Leagues' Motion for Summary Judgment and a permanent injunction against the implementation of the sports wagering law and denying NJ's Cross Motion for Summary Judgment. On March 13, 2013, NJ filed a Notice of Appeal which appeal will be filed in the US Court of Appeals for the Third Circuit. On or about March 28, 2013, NJ filed a motion for an expedited appeal and the court set the briefing schedule. NJ filed its brief on April 29, 2013. The Leagues' response is due on May 23, 2013 and NJ's reply is due May 30, 2013. The ability for racetracks and casinos to offer sports wagering, however, remains pending due to the existing federal ban on such wagering and the outcome of the Federal lawsuit.
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

On March 18, 2013, the DGE announced the temporary adoption of regulations which authorize Atlantic City casinos to offer fantasy sports tournaments to their patrons. The regulations became effective April 22, 2013. The regulations permit the casinos, by themselves or in partnership with fantasy sports providers, to offer fantasy sports tournaments or contests. The temporary regulations will remain in effect for a period of 270 days. Within that time period, the DGE will propose them for final adoption.

To a lesser extent, Monticello Casino and Raceway faces competition from two casinos that are in Pennsylvania. Pennsylvania casinos may operate table games and slot machines and have the ability to grant credit to guests of the casino. Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state. As of April 30, 2013, there were eleven casinos in operation within Pennsylvania, with six located at racetracks. One such racetrack facility is the Mohegan Sun at Pocono Downs, which has approximately 2,300 slot machines and 84 table games, including 18 poker tables. The Mohegan Sun at Pocono Downs in Wilkes-Barre, Pennsylvania, is approximately 70 miles southwest of Monticello. In addition, the Mount Airy Casino Resort has approximately 2,075 slot machines and 72 table games, including 11 poker tables, a hotel, spa and a golf course. The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello. The Pennsylvania Gaming Control Board ("PGCB") is currently evaluating proposals from six applicants for an additional license in Philadelphia and has granted permission to operate slot machines and table games at a licensed facility in southwestern Pennsylvania.
On April 22, 2013, a bill was introduced by the Pennsylvania House of Representatives to provide for the licensing and operation of Internet games as approved by the PGCB. The bill was referred to the House Committee on Gaming Oversight on April 22, 2013.

Results of Operations
The results of operations for three months ended March 31, 2013 and 2012 (unaudited) are summarized below:

	2013	2012	Variance	Percentage variance
	(dollars in thousands)
Revenues:
Gaming	$14,625	$14,614	$11	—%
Food, beverage, racing and other	2,945	3,034	(89)	(3)%
Gross revenues	17,570	17,648	(78)	—%
Less: Promotional allowances	(739)	(366)	(373)	(102)%
Net revenues	16,831	17,282	(451)	(3)%
Costs and expenses:
Gaming	10,987	10,770	(217)	(2)%
Food, beverage, racing and other	2,706	2,749	43	2%
Selling, general and administrative	2,819	2,731	(88)	(3)%
Stock-based compensation	81	185	104	56%
Depreciation	343	346	3	1%
Total costs and expenses	16,936	16,781	(155)	(1)%
(Loss) income from operations	(105)	501	(606)	(121)%
Interest expense	(349)	(225)	(124)	(55)%
Interest income	—	—	—	—%
(Loss) income before income taxes	(454)	276	(730)	(264)%
Income tax provision	—	6	(6)	100%
Net (loss) income	$(454)	$270	$(724)	(268)%

Gaming revenue
Gaming revenue remained flat for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Our daily patron visits increased by 5.3% and the average daily win per unit increased slightly from $144.68 for the three months ended March 31, 2012 to $146.40 for the three months ended March 31, 2013. However, our handle decreased approximately $1.6 million or 1% for the three months end March 31, 2013 as compared to March 31, 2012. In addition, 2012 had an additional day of gaming due to leap year and fewer inclement weather days than 2013 that affected our volume. We continue to concentrate our marketing efforts on more profitable guests and programs to increase loyalty. Our VGM hold percentage was 7.3% and 7.2% for the three months ended March 31, 2013 and 2012, respectively.

Food, beverage, racing and other revenue
Food, beverage, racing and other revenue decreased by $89,000, or 3%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, due to decreased racing revenue of $198,000. The racing revenue decrease was offset by increased food and beverage revenues of $78,000 and retail and other revenue increase of $31,000. Racing revenue decreased primarily due to lower receipt of Off-Track Betting Corporations ("OBT's") statutory payments this quarter versus the same quarter last year. Due to the uncertainty of collection these payments are accounted for as received.

Promotional allowances
Promotional allowances increased by $373,000, or 102%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to an increase in non-subsidized free play of $297,000. The increase was largely due to credits received for free play by the NYL. In addition, food and beverage increased by $56,000 and player club awards increased by $20,000.
Gaming costs
Gaming costs increased by $217,000, or 2%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to an increase in gaming payroll and related benefit costs of $201,000 as compared to the same period in the prior year.
Food, beverage, racing and other costs
Food, beverage, racing and other costs decreased approximately $43,000, or 2%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to decreased purses of $87,000 and payroll and related costs of $30,000. This was offset by higher cost of services of $56,000 and other expenses of $18,000.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $88,000, or 3%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to higher professional fees of $205,000 and marketing expenses of $43,000. These increases were offset by lower payroll and related expenses of $160,000.
Stock-based compensation expense
Stock-based compensation decreased $104,000, or 56%, primarily as a result of reduced number of options vesting and granted to directors and officers for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.
Interest expense
Interest expense increased $124,000, or 55%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, The increase was due to an increase in the interest rate from 5% to 7.5%, of the loan agreement between the Company and Kien Huat that became effective per the Amendment to the Loan Agreement dated August 9, 2012 and amortization expense of $18,000 in 2013.

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

On April 30, 2013, the Company commenced a rights offering of common stock to holders of its common stock and Series B Preferred Stock (the "$11 Million Rights Offering").  The Company will distribute to its common stock holders and Series B Preferred Stock holders one non-transferable right to purchase one share of common stock at a subscription price of $1.8901 per share for each five shares of common stock owned, or into which their Series B Preferred Stock was convertible, on April 8, 2013, the record date for the offering. In addition to being able to purchase their pro rata portion of the shares offered based on their ownership as of April 8, 2013, stockholders may oversubscribe for additional shares of common stock.

In connection with the $11 Million Rights Offering, on April 11, 2013, the Company and Kien Huat Realty III Limited (“Kien Huat”), the Company's largest stockholder, entered into a standby purchase agreement (the “Standby Purchase Agreement”). Pursuant to the Standby Purchase Agreement Kien Huat agreed to exercise in full its basic subscription rights granted pursuant to the $11 Million Rights Offering within ten days of its grant. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in the $11 Million Rights Offering to acquire up to one share less than 20% of the Company's issued and outstanding common stock prior to the commencement of the $11 Million Rights Offering. The Company will pay Kien Huat a fee of $40,000 for the shares purchased by Kien Huat in excess of its basic subscription rights pursuant to the Standby Purchase Agreement. In addition, the Company will reimburse Kien Huat for its expenses related to the Standby Purchase Agreement in an amount not to exceed $40,000. Consummation of the Standby Purchase Agreement is subject to the usual and customary closing conditions.

If fully subscribed, the $11 Million Rights Offering will result in gross proceeds of approximately $11.4 million to the Company.  The Company expects to utilize the estimated net proceeds of approximately $11.1 million to fund certain costs of its development project at the site of the former Concord Resort in Sullivan County, New York, which costs may include permitting, infrastructure and shared master planning costs and expenses, and for general corporate working capital purposes.

On May 10, 2013 in accordance with the Standby Purchase Agreement, Kien Huat exercised its basic subscription rights granted in the $11 Million Rights Offering and purchased 3,650,849 shares of common stock at the subscription price of $1.8901 per share and on the same day we received the funds in the amount of approximately $6.9 million.
On November 17, 2010, we entered into a loan agreement (the “Loan Agreement”) with Kien Huat Realty III Limited (“Kien Huat”), our largest stockholder, which was represented by a convertible promissory note (the "Note") in the principal amount of $35,000,000 and which had an interest rate of 5%. The Company paid down the principle of the note in the amount of approximately $17.6 million from the proceeds of the rights offering the Company consummated in May 2011. The maturity date for the Note was May 17, 2013.

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
As of March 31, 2013, we had total current assets of approximately $11.3 million and current liabilities of approximately $10.7 million. We expect that we will be able to fund our operations with cash flow from operations in the ordinary course of business and with the proceeds of the $11 Million Rights Offering over at least the next twelve months.
Net cash used in operating activities was approximately $3.1 million and $1.3 million during the three months ended March 31, 2013 and 2012, respectively, which was primarily the result of the net change in operating assets and liabilities.
Net cash used in investing activities was approximately $667,000 and $609,000 the three months ended March 31, 2013 and 2012, respectively. The increase of approximately $58,000 was primarily a result of decreased project development costs of $376,000 in 2013 compared to payments of $695,000 in 2012 related to the Sullivan County development project. This was offset by the change in restricted cash of $189,000 and the increase in the purchase of property and equipment of approximately $188,000.
There was no net cash used in or provided by financing activities during the three months ended March 31, 2013 and 2012.
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
Development
On December 14, 2012, EPT Concord II, LLC ("EPT"), a wholly owned subsidiary of Entertainment Properties Trust, and MRMI entered into a master development agreement (the “MDA”) to develop EPT's 1,500 acres located at the site of the former Concord Resort (the “EPT Property”). The MDA defines and governs the overall relationship between EPT and MRMI with respect to the development, construction, operation, management and disposition of the integrated destination resort and community (the "Project") to be developed by the parties on the EPT Property. In accordance with the terms of the MDA, MRMI has agreed to invest a minimum of $300 million in the development and construction of a casino and a harness racetrack and may also include one or more hotels, food and beverage outlets, a spa facility, retail venues, space for conferences, meetings, entertainment and special events in a multi-purpose conference space supported by separate meeting rooms and parking facilities (the “Casino Project”), which is a portion of the larger Project being developed by EPT and us. This amount will likely be needed over the next eighteen months as development continues. To date, our project development costs have included the $750,000 Option Payment to EPT and the additional prorated Option Payment of $472,603 by us to EPT. In addition to the Option Payments to EPT upon extension of the Option, project development costs included other direct costs incurred by the Company in consummating the Option Agreement and related lease, as well as other project development costs for the EPT Property. At March 31, 2013, project development costs totaled approximately $14.7 million. Additional capital resources will be required to meet the Company's obligations with respect to the Project and, particularly, the Casino Project, for which additional capital in the form of debt or equity will be required. The sale of additional equity could result in significant dilution of the Company's existing stockholders and financing arrangements may not be available to the Company, or may not be available in the amounts or on terms acceptable to the Company. If required funds are unavailable, or not available on acceptable terms, we may be required to delay, scale back or eliminate some of our obligations with respect to the Project and Casino Project.

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
We carried out an evaluation as of March 31, 2013 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings.

Changes in Our Financial Reporting Internal Controls.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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
Monticello Raceway Management, Inc. v. Concord Associates L.P.
On January 25, 2011, our subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who is a significant stockholder. The lawsuit seeks amounts that we believe are owed to us under an agreement between Concord, MRMI and the Monticello Harness Horsemen’s Association, Inc. (the “Horsemen’s Agreement”). Pursuant to the Horsemen’s Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord hotel and former Concord resort or July 31, 2011, we were to continue to pay to the Monticello Harness Horsemen’s Association, Inc. 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, we believe Concord owed us approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to us and on March 10, 2011 Concord filed a motion to dismiss, claiming that there was no shortfall because the term of the obligation was a two year period, not annually. We filed reply affirmations and requested that the Judge treat Concord’s motion and our cross-motion as summary judgment motions. On June 23, 2011, the Court advised the parties that it would treat our cross-motion as a summary judgment motion. MRMI filed its reply affirmation on August 8, 2011. On November 4, 2011, the Judge denied Concord’s motion to dismiss, and denied MRMI’s summary judgment motion without prejudice to renew after conducting pre-trial discovery. On December 8, 2011, MRMI filed an appeal of the denial of the summary judgment motion and on December 9, 2011, Concord filed a cross-appeal for the portion of the decision that denied Concord’s motion to dismiss. MRMI and Concord filed Appellate Briefs in or about December 2012. The Appellate Division in Albany heard the oral argument on February 7, 2013. On March 28, 2013, the Appellate Court ordered the reversal of the denial of our summary judgment and awarded our cross motion to the extent of awarding partial summary judgment on the issue of liability on the breach of contract cause of action.
Concord Associates, L.P. v. Entertainment Properties Trust
On March 7, 2012, Concord and various affiliates filed a complaint against EPR and us in the United States District Court for the Southern District of New York ("SDNY"). The lawsuit arises out of our exclusivity agreement and option agreement with EPR to develop the site of the EPT Property located in Sullivan County, New York. Following a pre-motion conference held April 25, 2012, Concord and its affiliates filed an amended complaint on June 18, 2012, against EPR and us, and added Genting New York LLC and Kien Huat Realty III Limited, as defendants. The amended complaint asserts the same federal antitrust claims and seeks the same damages as in the original complaint, alleging that all defendants have obstructed and delayed Concord from establishing a harness racetrack and VGM facility at the site of the former Concord Hotel in the Town of Thompson, New York, that would compete with other “reasonably accessible casinos/racinos for legal casino gaming business” and other “reasonably accessible casino hotel and resort facilities for tourism patrons” in the “New York-Northeastern New Jersey-Long Island, NY-NJ-PA Metropolitan Statistical Area.” As in the original complaint, Concord's amended complaint further asserts that we have monopolized the market for "gaming and racing” in the “Catskills Region” and have tortiously interfered with EPR's performance of its contracts and business relations with Concord. The amended complaint seeks damages in an amount to be determined at trial but not less than $500 million (subject to automatic trebling under federal antitrust laws), unspecified punitive damages with respect to Concord's tortious interference claims, and permanent injunctive relief against EPR and MRMI agreements. By Stipulation and Order entered by the SDNY on July 6, 2012, we shall answer, move or otherwise respond to the amended complaint by July 25, 2012. On July 25, 2012, all defendants submitted to the court requests for a pre-motion conference concerning a proposed motion to dismiss the amended complaint. Concord submitted a letter in response to the defendant letters. On September 13, 2012, on the eve of the pre-motion for summary judgment conference, Concord notified the Court that it had retained new counsel (with one of the law firms continuing as counsel) and requested that the conference be adjourned so that Concord could file a second amended complaint. The Court denied the request to adjourn. On September 25, 2012, the defendants filed the Motion to Dismiss and on October 25, 2012 Concord filed its opposition. Defendants' filed the reply on November 8, 2012. On November 29, 2012, Concord submitted to the court a request for a pre-motion conference to permit them to file a second amended complaint. Defendants submitted letters in opposition on December 4, 2012. On March 26, 2013, the Court referred the matter to a Magistrate Judge for general pre-trial matters including scheduling, discovery, non-dispositive motions and settlement. On April 29, 2013 we filed a motion to stay discovery.  The response was filed on May 10, 2013 and our reply is due May 16, 2013. The SDNY heard the oral argument for the Motion to Dismiss on May 8, 2013 and Concord's request to file a second amended complaint was discussed at that time. Although we are continuing to assess our available options in terms of responding to this complaint, we believe this lawsuit is without merit and we will aggressively defend our interests.

Bryanston Group v. Kien Huat Realty III, Limited

On December 27, 2012, Bryanston Group (not Stanley Tollman), which holds Series E Preferred shares of Empire, filed a complaint against Kien Huat, our majority stockholder, and Colin Au, Joseph D'Amato and Emanuel Pearlman in their individual capacities and as our directors, in the SDNY. With respect to our directors, the shareholder complaint alleges that Messrs. Au, D'Amato and Pearlman breached their fiduciary duties to Bryanston by approving a rights offering consummated on May 20, 2011, and not providing Bryanston with the right to participate in such rights offering. The complaint also seeks a declaratory judgment that the Recapitalization Agreement gives Bryanston "priority over Defendants to the payment of dividends, redemption and/or satisfaction of shares" from Empire's New Available Cash Flow (as defined in the Recapitalization Agreement). The complaint also asserts a variety of related claims against Kien Huat. On February 25, 2013, we sent a pre-motion letter to Bryanston. The parties thereafter submitted a stipulation for the Court to be So Ordered that provides Bryanston the ability to amend its complaint on or before March 29, 2013, and gives defendants until May 28, 2013 to file a motion to dismiss.    On March 29, 2013, Plaintiffs filed an amended complaint against Kien Huat, Au and D'Amato and Empire as a nominal defendant. The amended complaint alleges that Au breached his fiduciary duty to Bryanston by providing materials for a corporate opportunity to Kien Huat thus aiding Kien Huat in usurping a corporate opportunity from Empire and that D'Amato breached his fiduciary duty to Bryanston by approving a bonus plan for Empire executives. The amended complaint asserts a variety of related claims against Kien Huat. Although we are continuing to assess our available options in terms of responding to this complaint, we believe this lawsuit is without merit.
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
On May 8, 2013, the Company adopted a cash bonus plan for the senior executives of the Company. Pursuant to the bonus plan, up to $350,000 shall be set aside for possible award to Joseph D’Amato, Laurette Pitts, Nanette Horner and Charles Degliomini for fiscal year 2013. Bonuses may be awarded to each of the named senior executives in amounts determined by the Compensation Committee of the Board of Directors and based upon the recommendation of Mr. D’Amato for the named senior executives other than himself. Bonuses totaling up to the $350,000 aggregate maximum under this plan may be awarded in the event MRMI’s earnings before interest, tax, depreciation and amortization (“EBITDA”) for the 2013 fiscal year meets or exceeds 80% of the target EBITDA that is established by the Compensation Committee at the beginning of each fiscal year. The aggregate maximum amount available for award pursuant to the bonus plan may be reduced in proportion to the amount by which MRMI’s EBITDA for the fiscal year misses the target EBITDA. The amount of individual bonuses awarded pursuant to the bonus plan will be based 50% upon whether MRMI met or exceeded its EBITDA target and 50% based upon individual performance in the fiscal year, which shall be recommended Mr. D’Amato and approved by the Compensation Committee. Awards shall be made pursuant to the bonus plan in the first quarter of the succeeding fiscal year.

ITEM 6.	EXHIBITS

10.1	Standby Purchase Agreement, dated April 11, 2013, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (1).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL).

(1)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s Current Report on Form 8-K (an “8-K”), filed with the Securities and Exchange Commission (the “Commission”) on April 30, 2013.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: May 14, 2013	/s/ Joseph A. D’Amato
Joseph A. D’Amato
Chief Executive Officer
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.
Dated: May 14, 2013	/s/ Laurette J. Pitts
Laurette J. Pitts
Senior Vice President, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

10.1	Standby Purchase Agreement, dated April 11, 2013, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (1).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL).

(1)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s Current Report on Form 8-K (an “8-K”), filed with the Securities and Exchange Commission (the “Commission”) on April 30, 2013.