Form 10-Q
period 2013-06-30
EMPIRE RESORTS INC
filed 2013-08-13
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, as of August 9, 2013 was 36,180,970.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,342	$9,063
Restricted cash	1,695	1,240
Accounts receivable, net	1,599	1,006
Prepaid expenses and other current assets	3,844	2,839
Total current assets	18,480	14,148
Property and equipment, net	26,230	26,568
Project development costs	15,665	11,516
Other assets	108	217
Total assets	$60,483	$52,449
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,186	$2,805
Accrued expenses and other current liabilities	8,102	7,405
Total current liabilities	11,288	10,210
Long-term loan, related party	17,426	17,426
Series E preferred stock payable - $10 per share redemption value, 1,551 Shares as of June 30, 2013, (aggregate liquidation value of $29,239 as of June 30, 2013)	22,800	—
Total liabilities	51,514	27,636
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000 shares authorized; $0.01 par value -
Series A, $1,000 per share liquidation value, none issued and outstanding	—	—
Series B, $29 per share liquidation value, 44 shares issued and outstanding	—	—
Series E, $10 per share redemption value, 27 and 1,731 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively (aggregate liquidation value of $492 and $31,237 as of June 30, 2013 and December 31, 2012, respectively)	—	6,855
Common stock, $0.01 par value, 150,000 shares authorized, 36,181 and 30,073 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	362	300
Additional paid-in capital	157,780	146,083
Accumulated deficit	(149,173)	(128,425)
Total stockholders’ equity	8,969	24,813
Total liabilities and stockholders’ equity	$60,483	$52,449
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Gaming	$16,971	$16,427	$31,596	$31,041
Food, beverage, racing & other	3,336	3,296	6,280	6,330
Gross revenues	20,307	19,723	37,876	37,371
Less: Promotional allowances	(1,386)	(864)	(2,124)	(1,230)
Net revenues	18,921	18,859	35,752	36,141
Costs and expenses:
Gaming	12,243	11,776	23,231	22,546
Food, beverage, racing and other	2,795	2,746	5,501	5,495
Selling, general and administrative	4,235	3,372	7,054	6,103
Stock-based compensation	70	166	150	351
Depreciation	330	344	673	690
Total costs and expenses	19,673	18,404	36,609	35,185
(Loss) income from operations	(752)	455	(857)	956

Interest expense	(347)	(218)	(695)	(443)
Interest income	—	3	—	3
(Loss) income before income taxes	(1,099)	240	(1,552)	516
Income tax provision	—	—	—	(6)
Net (loss) income	(1,099)	240	(1,552)	510
Undeclared dividends on preferred stock and deemed dividends	(5,027)	(388)	(5,415)	(776)
Net loss applicable to common shares	$(6,126)	$(148)	$(6,967)	$(266)
Weighted average common shares outstanding, basic and diluted	32,873	30,023	31,500	29,979
(Loss) income per common share, basic and diluted*	$(0.19)	*	$(0.22)	$(0.01)
* Less than $0.005

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net (loss) income	$(1,552)	$510
Adjustments to reconcile net (loss) income to net cash (used) provided in operating activities:
Depreciation	673	690
(Recovery) provision of doubtful accounts	(1)	25
Loss on disposal of property and equipment	(13)	—
Stock-based compensation	150	351
Changes in operating assets and liabilities:
Restricted cash –NY Lottery and Purse Accounts	(506)	(702)
Accounts receivable	(593)	(253)
Prepaid expenses and other current assets	(1,004)	(1,203)
Other assets	109	579
Accounts payable	381	156
Accrued expenses and other current liabilities	(1,530)	(107)
Net cash (used) provided in operating activities	(3,886)	46
Investing activities:
Purchases of property and equipment	(323)	(130)
Restricted cash - Racing capital improvement	51	186
Project development costs	(3,213)	(2,880)
Net cash used in investing activities	(3,485)	(2,824)
Financing activities:
Proceeds from rights offering, net of expenses	11,178	—
Series E preferred shares redemption	(1,528)	—
Net cash provided in financing activities	9,650	—
Net increase (decrease) in cash and cash equivalents	2,279	(2,778)
Cash and cash equivalents, beginning of period	9,063	14,601
Cash and cash equivalents, end of period	$11,342	$11,823
Supplemental disclosures of cash flow information:
Interest paid	$661	$445
Non-cash investing and financing activities:
Common stock issued in settlement of preferred stock dividends	$205	$234
Project development costs included in accrued expenses	$936	$2,095
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note A. Summary of Business and Basis for Presentation

Basis for Presentation
The condensed consolidated financial statements and notes as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 are unaudited and include the accounts of Empire Resorts, Inc. (“Empire”) and subsidiaries (the “Company”).

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

Liquidity
The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations and proceeds from the April 2013 Rights Offering (as defined below) will be sufficient to meet its working capital requirements for at least the next twelve months. The adequacy of these resources to meet the Company’s liquidity needs beyond that period will depend on the Company’s growth, operating results, and ability to refinance or otherwise satisfy its long-term loan with a related party. If the Company requires additional capital resources to either grow its business at a future date, or the development of property in Sullivan County, New York discussed below, or in connection with the settlement of, or loss in, any pending litigation, it may raise additional capital in the form of debt or equity. The sale of additional equity could result in further dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.
On April 30, 2013, the Company commenced a rights offering of common stock to holders of its common stock and Series B Preferred Stock (the "April 2013 Rights Offering"). All holders of record of common stock and Series B Preferred Stock were granted one non-transferable subscription right for each five shares of common stock owned, or into which the Series B Preferred Stock was convertible on the record date. Each subscription right enabled the holder to purchase one share of common stock, at a subscription price of $1.8901 per share. In addition, holders of subscription rights who fully exercised their basic subscription rights were entitled to oversubscribe for additional shares of common stock up to the number of shares purchased pursuant to the exercise of their basic subscription rights. The expiration date of the April 2013 Rights Offering was May 30, 2013.

In connection with the April 2013 Rights Offering, on April 11, 2013, the Company and Kien Huat Realty III Limited (“Kien Huat”), the Company's largest stockholder, entered into a standby purchase agreement (the “Standby Purchase Agreement”). Pursuant to the Standby Purchase Agreement, Kien Huat agreed to exercise in full its basic subscription rights granted pursuant to the April 2013 Rights Offering within ten days of its grant. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in the April 2013 Rights Offering to acquire up to one share less than 20% of the Company's issued and outstanding common stock prior to the commencement of the April 2013 Rights Offering.

At the completion of the April 2013 Rights Offering, the Company issued a total of 6,032,153 shares of common stock and raised approximately $11.4 million in gross proceeds and we incurred approximately $223,000 in expenses. This includes 1,383,819 shares issued to holders upon exercise of their basic subscription rights, 3,650,849 shares issued to Kien Huat, upon exercise of its basic subscription rights, 213,138 shares issued to holders upon exercise of their over subscription rights and 784,347 shares issued to Kien Huat pursuant to the terms of the Standby Purchase Agreement. The Company paid Kien Huat a fee of $40,000 for the shares purchased pursuant to the Standby Purchase Agreement and reimbursed Kien Huat for its expenses related to the Standby Purchase Agreement in an amount of $40,000. Kien Huat owns approximately 62.71% of the outstanding shares of the Company’s common stock following the consummation of the April 2013 Rights Offering.

The Company anticipates using the net proceeds of the April 2013 Rights Offering, which was approximately $11.2 million following the deduction of expenses relating to the April 2013 Rights Offering, to fund the expenses of the Company’s

Casino Project, which may include permitting, infrastructure and shared master planning costs and expenses, and for general working capital purposes.

Nature of Business
Through Empire’s wholly-owned subsidiary, Monticello Raceway Management, Inc. (“MRMI”), the Company currently owns and operates Monticello Casino and Raceway, a 45,000 square foot video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs, which includes 20 electronic table game positions (“ETGs”). VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. The Company also generates racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of its races to offsite pari-mutuel wagering facilities.

On February 1, 2013, the New York State Gaming Commission (“NYSGC”) became effective. The NYSGC was formally created via Chapter 60 of the Laws of 2012 as part of the 2012/2013 Enacted State Budget. The measure merged the New York Racing and Wagering Board ("RWB") with the New York Lottery ("NYL") into a single state agency. The legislation that created the NYSGC provides that the Board of the NYSGC shall consist of seven members. On June 20, 2013, New York Governor Andrew Cuomo announced the confirmation of four members to the Board of the NYSGC. The NYSGC has the authority and responsibility to promulgate rules and regulations. The legislation specifies that all rules, regulations, acts, orders, determinations and decisions of the NYL and RWB shall continue as rules, regulations, acts, orders, determinations and decisions of the NYSGC until modified or abrogated by the NYSGC and all of the functions and powers and obligations and duties of the RWB and NYL were transferred to the NYSGC. Our VGM, harness horseracing and simulcast activities in the State of New York are overseen by the NYSGC.

On June 26, 2013, the NYSGC had its first meeting, during which it designated a Presiding Officer in the absence of a Chair, summarized the transition process, adopted a mission statement and a plan of organization, delegated authority to staff and ratified actions and determinations of staff. The NYSGC also approved a comprehensive reorganization of the rules of the NYL and RWB into a combined set of rules for the NYSGC. Additionally, technical amendments were proposed throughout the former agencies' regulations to reflect the NYSGC's four divisions (Charitable Gaming, Gaming, Horse Racing and Pari-Mutuel Wagering and Lottery) and to standardize language style and usage throughout the NYSGC's regulations.
Development
EPT Concord II, LLC, ("EPT") a wholly owned subsidiary of Entertainment Properties Trust is the sole owner of 1,500 acres located at the site of the former Concord Resort (the “EPT Property”). On December 14, 2012 (the "Effective Date"), EPT and MRMI entered into a master development agreement (the “MDA”) to develop the EPT Property. The MDA defines and governs the overall relationship between EPT and MRMI with respect to the development, construction, operation, management and disposition of the integrated destination resort and community (the "Project") to be developed by the parties on the EPT Property. The term of the MDA commenced on the Effective Date and shall expire on the earlier of (i) the earliest date on which the Casino Project, the Golf Course Project and the Initial Resort Project (as such terms are defined below and in the MDA) are all open to the general public for business and (ii) sooner termination pursuant to the terms of the MDA. The parties also agreed to continue to cooperate in good faith on the on-going development plans and have agreed to share certain expenses related to the master planning work and common infrastructure work. Either party has the right to terminate the MDA prior to the execution of a lease. In the event of termination, EPT shall reimburse to MRMI any amounts paid by MRMI pursuant to the Option Agreement, which is defined and described below. Following the payment of any additional amounts accrued pursuant to the MDA as of the date of termination, neither party shall have any obligations under the MDA.

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

In accordance with the terms of the MDA, MRMI shall be responsible for the development and construction of the Casino Project, MRMI shall then be responsible for maintaining and operating the Casino Project in accordance with the operating standards contained in the Casino Lease (as defined in the MDA), to be entered into by and between EPT and MRMI prior to the commencement of construction on the Casino Project. MRMI and EPT agreed to cooperate to consult appropriate governmental authorities as to the steps necessary to obtain authorization to relocate the gaming licenses currently used to operate the Monticello Casino and Raceway to the Casino Project such that, upon its substantial completion, MRMI shall be entitled to obtain any required gaming license to operate the Casino Project without the need for any further discretionary action by applicable governmental authorities. The development of the Project is contingent upon various conditions, including obtaining necessary governmental approval, as fully set forth in the MDA, and the Company's ability to obtain necessary financing.

In addition, the parties have agreed that the Project will include an aggregate total “qualified capital investment” of $600 million on the development of the Project in accordance with statutory guidelines that provide favorable tax rate/NYL commission rates if such condition, among others, is met, the compliance with which the parties agree is essential to the success and viability of the Project and the Casino Project. MRMI has agreed to invest a minimum of $300 million in the development and construction of the Casino Project towards such statutory conditions.

On December 21, 2011 (the “Option Effective Date”), MRMI entered into an option agreement with EPT, which was last amended by a letter agreement on July 30, 2013, between EPT and MRMI (as amended, the “Option Agreement”). Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease certain portions of the EPT Property pursuant to the terms of a lease negotiated between the parties. Our rights and obligations pursuant to the Option Agreement are subject to certain existing EPT agreements.
The Option has an initial term of six months from the Effective Date (the “Option Exercise Period”). In addition, subject to the conditions of the Option Agreement, the Option Exercise Period may be extended for one or more six month periods; provided, however, in no event shall the Option Exercise Period extend beyond August 14, 2013. In connection with the execution of the Option Agreement, we paid EPT an option payment in the amount of $750,000. Any extension of the Option Exercise Period must be accompanied by an additional option payment of $750,000 for the six-month extension period. On March 8, 2013, MRMI exercised its option to extend the Option Exercise Period to June 30, 2013, which was subsequently extended to August 14, 2013. Accordingly, MRMI paid EPT a pro-rated option payment in the amount of $472,603.

In the process of obtaining necessary governmental approval, on March 8, 2012, EPT and MRMI presented an overview of the master plan for redevelopment of the EPT Property to the Town of Thompson Town Board ("Town Board") and formally submitted the proposed redevelopment plan to the Town of Thompson for an assessment of its environmental impact as prescribed by the State Environmental Quality Review provisions of the New York Environmental Conservation Law ("SEQR"). The SEQR hearing was held on August 28, 2012. The SEQR process was continued by the Town Board on January 2, 2013, when the Town Board accepted a Final Environmental Impact Statement for the entire development project, including Phase I, namely, the Casino Project. On January 15, 2013, the Town Board, as Lead Agency, issued an Environmental Findings Statement for the entire development project and held public hearings on the proposed zoning amendments to the Planned Resort Development provisions of the zoning law of the Town of Thompson and regarding a new Comprehensive Development Plan ("CDP") for the entire project site. After the close of the public hearings, the Town Board unanimously approved the zoning amendments and also approved the CDP for the entire site. On February 13, 2013, EPT and MRMI filed a site plan application for Phase I and a subdivision application for the EPT Property with the Town of Thompson Planning Board ("Planning Board") and the Planning Board conducted an informal review of those applications with representatives of EPT and MRMI. The site plan application describes the facilities that will be developed during Phase I. On March 13, 2013, there was a joint public hearing before the Planning Board on the site plan application for Phase I and the subdivision application. On April 10, 2013, the Planning Board granted preliminary site plan approval for Phase I and preliminary subdivision approval for the EPT Property. On July 10, 2013 the Planning Board granted final site plan approval for Phase I. MRMI will be required to submit detailed construction plans to the Town, and receive other regulatory approvals, including approvals from the U.S. Army Corps of Engineers and the New York State departments of Environmental Conservation, Transportation, and Health, prior to the commencement of construction.

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

The retail value amounts included in promotional allowances for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Food and beverage	$459	$420	$833	$740
Non-subsidized free play	743	317	973	250
Players club awards	184	127	318	240
Total retail value of promotional allowances	$1,386	$864	$2,124	$1,230

The estimated cost of providing complimentary food, beverages and other items for the three and six-months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Food and beverage	$530	$429	$1,009	$756
Non-subsidized free play	438	187	574	148
Players club awards	184	127	318	240
Total cost of promotional allowances	$1,152	$743	$1,901	$1,144

Accounts receivable
Accounts receivable, net of allowances, are stated as the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2013 and December 31, 2012, the Company recorded an allowance for doubtful accounts of approximately $201,000 and $202,000 respectively.

Earnings (loss) per common share
The Company computes basic earnings (loss) per share by dividing net income (loss) applicable to common shares by the weighted-average common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for all periods presented in accompanying statement of operations.

The following table shows the approximate number of common stock equivalents outstanding at June 30, 2013 and 2012 that could potentially dilute basic earnings per share in the future.

	Outstanding at June 30,
	2013	2012
Options	2,202,000	2,078,000
Warrants	1,083,000	1,083,000
Option matching rights	1,258,000	1,277,000
Restricted stock	50,000	170,000
Shares to be issued upon conversion of convertible debt	6,575,000	6,575,000
Total	11,168,000	11,183,000

Fair value
The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by FASB, for its financial assets and liabilities that had not been previously carried at fair value. The Company’s financial instruments are comprised of current assets, current liabilities and a long-term loan, related party. Current assets and current liabilities approximate fair value due to their short-term nature. As of June 30, 2013, the Company’s management was unable to reasonably estimate the fair value of the long-term loan, related party due to the inability to obtain quotes for similar credit facilities.

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

Note C. Project Development Costs

On December 21, 2011 (the “Option Effective Date”), MRMI entered into an option agreement with EPT, which was last amended by a letter agreement on July 30, 2013, between EPT and MRMI (as amended, the “Option Agreement”). Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease certain portions of the EPT Property pursuant to the terms of a lease negotiated between the parties. Our rights and obligations pursuant to the Option Agreement are subject to certain existing EPT agreements.

The Option has an initial term of six months from the Effective Date (the “Option Exercise Period”). In addition, subject to the conditions of the Option Agreement, the Option Exercise Period may be extended for one or more six month periods; provided, however, in no event shall the Option Exercise Period extend beyond August 14, 2013. In connection with the execution of the Option Agreement, MRMI paid EPT an option payment in the amount of $750,000. Any extension of the Option Exercise Period must be accompanied by an additional option payment of $750,000 for the six-month extension period. On March 8, 2013, MRMI exercised its option to extend the Option Exercise Period to June 30, 2013, which was subsequently extended to August 14, 2013. Accordingly, MRMI paid EPT a pro-rated option payment in the amount of $472,603.
In addition to the Option Payment, project development costs included other direct costs incurred by the Company in consummating the Option Agreement and related lease. At June 30, 2013 and December 31, 2012, project development costs totaled approximately $15.7 million and $11.5 million respectively.

Note D. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Liability for horseracing purses	$1,288	$950
Accrued payroll	1,021	1,143
Accrued redeemable points	419	392
Liability to NYL	666	404
Liability for local progressive jackpot	643	556
Accrued professional fees	2,148	3,172
Series E preferred stock - accrued dividend payable	1,291	—
Accrued other	626	788
Total accrued expenses and other current liabilities	$8,102	$7,405

The amount shown for Series E preferred stock - accrued dividend payable represents the amount of dividends due to a Series E shareholder at December 31, 2013 as a result of a settlement agreement.

Note E. Long-Term Loan, Related Party
    On November 17, 2010, Empire entered into a loan agreement (the "Loan Agreement") with Kien Huat , our largest shareholder, which was represented by a convertible promissory note (the "Note") in the principal amount of $35 million and which had an interest rate of 5%. The Company paid down the principal of the note in the amount of approximately $17.6 million from the proceeds of the rights offering the Company consummated in May 2011. The maturity date for the Note was May 17, 2013.
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

Note F. Bryanston Settlement Agreement
Effective as of June 30, 2013 (the “Closing Date”), the Company, Kien Huat Realty III Ltd. (“Kien Huat”), Colin Au Fook Yew (“Au”) and Joseph D'Amato (“D'Amato” and, together with the Company, Kien Huat and Au, the “Company Parties”) consummated the closing of a Settlement Agreement and Release (the “Settlement Agreement”) with Stanley Stephen Tollman (“Tollman”) and Bryanston Group, Inc. (“Bryanston Group” and, together with Tollman, the “Bryanston Parties”) (See also Note I Commitments and Contingencies Legal Proceedings). Pursuant to the Settlement Agreement, the Company Parties and the Bryanston Parties agreed to the settlement of certain claims relating to shares of Series E Preferred Stock of the Company (the “Preferred Stock”) held by the Bryanston Parties and that certain Recapitalization Agreement, dated December

10, 2002, by and between, among others, the Bryanston Parties and a predecessor to the Company (the “Recapitalization Agreement”), pursuant to which the Bryanston Parties acquired the Preferred Stock. On the Closing Date, the Recapitalization Agreement terminated and ceased to have any further force and effect as between the Bryanston Parties and the Company.
In consideration for the mutual release of all claims, Empire shall redeem, purchase and acquire the Preferred Stock from the Bryanston Parties in accordance with the following timeline and payment schedule and based upon the closing by the Company of third party financing in an aggregate amount sufficient to enable the Company to complete the construction of its planned casino, hotel and racetrack at the EPT Property (the “Concord Event”).
On June 30, 2013 all Preferred Stock held by Tollman was redeemed for approximately $1.5 million.
On the earlier to occur of the Concord Event and January 1, 2014, a payment of all dividends accrued and unpaid since December 10, 2002 (the “Accrued Dividends”), approximately $1.3 million, on Tollman's Preferred Stock from funds legally available to the Company to effect such payment are due. This amount is reflected as a current liability as of June 30, 2013.
If the Concord Event occurs on or before December 31, 2013, all Preferred Stock and Accrued Dividends held by Bryanston redeemed at $22.8 million from funds legally available to the Company to effect such payment are due.
If the Concord Event occurs after December 31, 2013 and on or before June 30, 2014, all Preferred Stock and Accrued Dividends held by Bryanston redeemed for an amount between $22.8 million and $28.0 million from funds legally available to the Company to effect such payment pro-rated based upon the actual number of days after December 31, 2013 the date that the Preferred Stock is redeemed.
If the Concord Event occurs after June 30, 2014 and on or before December 31, 2014, all Preferred Stock held by Bryanston redeemed for an amount between $28.0 million and the $10 Liquidation Value of the Preferred Stock (as such term is defined in the Recapitalization Agreement) and all Accrued Dividends as of December 31, 2014 from funds legally available to the Company to effect such payment prorated based upon the actual number of days after December 31, 2013 the date that the Preferred Stock is redeemed.
If the Concord Event does not occur before December 31, 2014, the Annual Dividend for calendar year 2014 shall be paid to Bryanston Group in the amount of approximately $1.2 million prior to the thirtieth (30th) day following December 31, 2014 from funds legally available to the Company to effect such payment.
If the Concord Event occurs after December 31, 2014 and on or before June 30, 2015, all Preferred Stock held by Bryanston shall be redeemed for an amount equal to the Liquidation Value and Accrued Dividends as of the date of the Concord Event from funds legally available to the Company to effect such payment.
If the Concord Event does not occur by June 30, 2015, 150,000 shares of Bryanston's Preferred Stock shall be redeemed on June 30, 2016 for $1.5 million. An additional 150,000 shares of Preferred Stock shall be redeemed for $1.5 million on each June 30 for the next three years from funds legally available to the Company to effect such payment. The balance of the Preferred Stock shall be redeemed in an amount equal to the Liquidation Value and Accrued Dividends on June 30, 2020 from funds legally available to the Company to effect such payment.
As a result of the Settlement Agreement, and pursuant to ASC 480, the Series E Preferred Stock became contractually redeemable subject to the terms and conditions of the Settlement Agreement and has been classified as a liability on the accompanying balance sheet. The amount of the liability $22.8 million is the amount at which it would be settled if the redemption occurred as of the balance sheet date. The difference between the carrying amount and the amount recorded in the balance sheet at June 30, 2013 pursuant to the Settlement Agreement has been reflected as a deemed dividend during the period ending June 30, 2013.

Note G. Stockholders’ Equity

Stock-based compensation expense was approximately $70,000 and $166,000 for the three months ended June 30, 2013 and 2012, respectively and approximately $150,000 and $351,000 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was approximately $102,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under Empire’s plans. That cost is expected to be recognized over the remaining vesting period of less than one year. This expected cost does not include the impact of any future stock-based compensation awards.

On February 12, 2013, Empire's Board of Directors (the "Board") authorized the issuance of 75,530 shares of our common stock in payment of dividends due for the year ended December 31, 2012 on our Series B Preferred Stock. The recorded value of these shares was approximately $167,000.

On April 30, 2013, Empire commenced its April 2013 Rights Offering. All holders of record of common stock and Series B Preferred Stock were offered one non-transferable subscription right for each five shares of common stock owned, or into which the Series B Preferred Stock was convertible on the record date. Each subscription right enabled the holder to purchase one share of common stock, at a subscription price of $1.8901 per share. In addition, holders of subscription rights who fully exercise their basic subscription rights were entitled to oversubscribe for additional shares of common stock up to the number of shares purchased pursuant to the exercise of their basic subscription rights. The expiration date of the April 2013 Rights Offering was May 30, 2013.

In connection with the April 2013 Rights Offering, on April 11, 2013, the Company and Kien Huat , the Company's largest stockholder, entered into a standby purchase agreement (the “Standby Purchase Agreement”). Pursuant to the Standby Purchase Agreement Kien Huat agreed to exercise in full its basic subscription rights granted pursuant to the April 2013 Rights Offering within ten days of its grant. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in the April 2013 Rights Offering to acquire up to one share less than 20% of the Company's issued and outstanding common stock prior to the commencement of the April 2013 Rights Offering.

At the completion of the April 2013 Rights Offering, the Company issued a total of 6,032,153 shares of common stock and raised approximately $11.4 million in gross proceeds. This includes 1,383,819 shares issued to holders upon exercise of their basic subscription rights, 3,650,849 shares issued to Kien Huat, upon exercise of its basic subscription rights, 213,138 shares issued to holders upon exercise of their over subscription rights and 784,347 shares issued to Kien Huat pursuant to the terms of the Standby Purchase Agreement. The Company paid Kien Huat a fee of $40,000 for the shares purchased pursuant to the Standby Purchase Agreement and reimbursed Kien Huat for its expenses related to the Standby Purchase Agreement in an amount of $40,000 for aggregate net proceeds of approximately $8,302,963 from Kien Huat to the Company. Kien Huat owns approximately 62.71% of the outstanding shares of the Company’s common stock.

The Company anticipates using the net proceeds of the April 2013 Rights Offering, which was approximately $11.2 million following the deduction of expenses relating to the April 2013 Rights Offering, to fund the expenses of the Company’s Casino Project, which may include permitting, infrastructure and shared master planning costs and expenses, and for general working capital purposes.

Note H. Concentration

The Company has two debtors, before Accounts Receivable allowances, that consist of Western OTB and Suffolk OTB which represented 13% and 17%, respectively, of the total outstanding accounts receivables as of June 30, 2013. The Company had two debtors, before Accounts Receivable allowances, that consisted of Hawthorne OTB and Suffolk OTB which represented 19% and 15%, respectively, of the total outstanding accounts receivable as of December 31, 2012.

Note I. Commitments and Contingencies
Legal Proceedings

Bryanston Group v. Empire Resorts, Inc. and Bryanston Group v. Kien Huat Realty III, Limited
Effective as of June 30, 2013 (the “Closing Date”), the Company, Kien Huat, Colin Au Fook Yew (“Au”) and Joseph D'Amato (“D’Amato”) and, together with the Company, Kien Huat and Au, the “Company Parties”) consummated the closing of a Settlement Agreement and Release (the “Settlement Agreement”) with Stanley Stephen Tollman (“Tollman”) and Bryanston Group, Inc. (“Bryanston Group” and, together with Tollman, the “Bryanston Parties”) relating to the actions entitled Bryanston Group v. Empire Resorts, Inc. pending in the New York Supreme Count (the "New York Court Proceeding") and Bryanston Group v. Kien Huat Realty III, Limited pending in the United States District Court for the Southern District of New York (the "Federal Court Proceeding"). Pursuant to the Settlement Agreement, the Company Parties and the Bryanston Parties agreed to the settlement of claims relating to shares of Series E Preferred Stock of the Company (the “Preferred Stock”) held by the Bryanston Parties and that certain Recapitalization Agreement, dated December 10, 2002, by and between, among others, the Bryanston Parties and a predecessor to the Company (the “Recapitalization Agreement”), pursuant to which the Bryanston Parties acquired the Preferred Stock. On the Closing Date, the Recapitalization Agreement terminated and ceased to have any further force and effect as between the Bryanston Parties and the Company.

In consideration for the mutual release of all claims, Empire agreed to redeem, purchase and acquire the Preferred Stock from the Bryanston Parties in accordance with an agreed upon timeline and payment schedule (as set forth in Part II, Item 1, Legal Proceedings) and based upon the closing by the Company of third party financing in an aggregate amount sufficient to enable the Company to complete the construction of the Casino Project.

As conditions to closing, (i) Bryanston Group delivered a voting proxy on the Preferred Stock they hold to designated officers of the Company, pursuant to which those officers have agreed not to vote the shares; (ii) the parties executed joint stipulations and orders dismissing the New York Court Proceeding and the Federal Court Proceeding and extinguishing all claims of the Bryanston Parties that have been or could have been asserted against the Company Parties or any affiliated persons; (iii) the Board of Directors of Bryanston Group approved the Settlement Agreement and the transactions contemplated thereby before June 30, 2013; and (iv) the Settlement Agreement was reviewed by the NYSGC. The Federal Court Proceeding was dismissed on June 28, 2013 and the New York Court Proceeding was dismissed on June 26, 2013.

The parties further agreed that, in the event of a voluntary or involuntary liquidation, dissolution or winding-up of the Company, Bryanston’s Preferred Stock would retain all rights, rank and priority as enumerated in the Certificate of Designations, Powers, Preferences and Rights of the Series E Preferred Stock. In the event the Company fails to make a payment due and owing to the Bryanston Parties from funds legally available to effect such payment, the Company shall have 45 days to cure such default. If such default is not cured within 45 days, the Company will be obligated to redeem the balance of the Preferred Stock held by Bryanston at the Liquidation Value and Accrued Dividends from funds legally available to effect such payment.
Monticello Raceway Management, Inc. v. Concord Associates L.P.
On January 25, 2011, our subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who is a significant stockholder. The lawsuit seeks amounts that we believe are owed to us under an agreement between Concord, MRMI and the Monticello Harness Horsemen’s Association, Inc. (the “Horsemen’s Agreement”). Pursuant to the Horsemen’s Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord hotel and former Concord resort or July 31, 2011, we were to continue to pay to the Monticello Harness Horsemen’s Association, Inc. 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, we believe Concord owed us approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to us and on March 10, 2011, Concord filed a motion to dismiss, claiming that there was no shortfall because the term of the obligation was a two years period, not annually. We filed reply affirmations and requested that the Judge treat Concord’s motion and our cross-motion as summary judgment motions. On June 23, 2011, the Court advised the parties that it would treat our cross-motion as a summary judgment motion. MRMI filed its reply affirmation on August 8, 2011. On November 4, 2011, the Judge denied Concord’s motion to dismiss, and denied MRMI’s summary judgment motion without prejudice to renew after conducting pre-trial discovery. On December 8, 2011, MRMI filed an appeal of the denial of the summary judgment motion and on December 9, 2011, Concord filed a cross-appeal for the portion of the decision that denied Concord’s motion to dismiss. MRMI and Concord filed Appellate Briefs in or about December 2012. The Appellate Division in Albany heard the oral argument on February 7, 2013. On March 28, 2013, the Appellate Court ordered the reversal of the denial of our summary judgment and awarded our cross motion to the extent of awarding partial summary judgment on the issue of liability on the breach of contract cause of action. A trial date on the the issue of our damages has been set for October 9, 2013.
Concord Associates, L.P. v. Entertainment Properties Trust
On March 7, 2012, Concord and various affiliates filed a complaint against Entertainment Properties Trust ("EPR") and us in the United States District Court for the Southern District of New York ("SDNY"). The lawsuit arises out of our exclusivity agreement and option agreement with EPT to develop the site of the EPT Property located in Sullivan County, New York. Following a pre-motion conference held April 25, 2012, Concord and its affiliates filed an amended complaint on June 18, 2012, against EPR and us, and added Genting New York LLC and Kien Huat Realty III Limited, as defendants. The amended complaint asserts the same federal antitrust claims and seeks the same damages as in the original complaint, alleging that all defendants have obstructed and delayed Concord from establishing a harness racetrack and VGM facility at the site of the former Concord Hotel in the Town of Thompson, New York, that would compete with other “reasonably accessible casinos/racinos for legal casino gaming business” and other “reasonably accessible casino hotel and resort facilities for tourism patrons” in the “New York-Northeastern New Jersey-Long Island, NY-NJ-PA Metropolitan Statistical Area.” As in the original complaint, Concord's amended complaint further asserts that we have monopolized the market for "gaming and racing” in the “Catskills Region” and have tortiously interfered with EPR's performance of its contracts and business relations with Concord. The amended complaint seeks damages in an amount to be determined at trial but not less than $500 million (subject to automatic trebling under federal antitrust laws), unspecified punitive damages with respect to Concord's tortious interference claims, and permanent injunctive relief against EPT and MRMI agreements. By Stipulation and Order entered by the SDNY on July 6, 2012, we shall answer, move or otherwise respond to the amended complaint by July 25, 2012. On July 25, 2012, all defendants submitted to the court requests for a pre-motion conference concerning a proposed motion to dismiss the amended complaint. Concord submitted a letter in response to the defendant letters. On September 13, 2012, on the eve of the pre-motion for summary judgment conference, Concord notified the Court that it had retained new counsel (with one of the law firms continuing as counsel) and requested that the conference be adjourned so that Concord could file a second amended complaint. The Court denied the request to adjourn. On September 25, 2012, the defendants filed the Motion to Dismiss and on October 25, 2012 Concord filed its opposition. Defendants' filed the reply on November 8, 2012. On November 29, 2012, Concord submitted to the court a request for a pre-motion conference to permit them to file a second amended complaint. Defendants submitted letters in opposition on December 4, 2012. On March 26, 2013, the Court referred the matter to a Magistrate Judge for general pre-trial matters including scheduling, discovery, non-dispositive motions and settlement. On April 29, 2013 we filed a motion to stay discovery.  The response was filed on May 10, 2013 and our reply was due May 16, 2013. The SDNY heard the oral argument for the Motion to Dismiss on May 8, 2013 and Concord's request to file a second amended complaint was discussed at that time. Oral argument on the motion to stay discovery was heard on June 27, 2013 after which the motion to stay discovery pending the determination of the Motion to Dismiss was granted. Although we are continuing to assess our available options in terms of responding to this complaint, we believe this lawsuit is without merit and we will aggressively defend our interests.
Concord Associates, L.P. v. Town of Thompson
On or about May 14, 2013, Concord filed an Article 78 Petition naming the Town of Thompson and its Town Board and Planning Board, and EPT as respondents. The proceeding challenges the actions and determinations made by the Town Board and the Planning Board regarding the project in Sullivan County. MRMI was not named as a respondent. However, on June 4, 2013, MRMI filed an Order to Show Cause, and supporting documentation, to enable MRMI to be an intervenor respondent in the matter. A hearing was held on June 12, 2013 and on June 18, 2013 the Order permitting intervention by MRMI as an intervenor respondent was entered. Respondents filed the answering papers on July 23, 2013, Concord's reply is due on August 14, 2013. We believe this proceeding is without merit and we will aggressively protect our interests.
Other Proceedings
We are a party from time to time to various other legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

Note J. Subsequent Events
There are no subsequent events other than those which have been disclosed above.

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
Through our wholly-owned subsidiary, Monticello Raceway Management, Inc. (“MRMI”), we currently own and operate Monticello Casino and Raceway, a 45,000 square foot video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs which includes 20 electronic table game positions (“ETGs”). VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.
Regulation
At its meeting held on January 31, 2013, the New York State Racing and Wagering Board (“RWB”) approved the Company's racetrack and simulcast applications for the 2013 calendar year. Generally, the annual license renewal process requires the RWB to review the financial responsibility, experience, character and general fitness of MRMI and its management. The tax law was amended on July 30, 2013, to provide that all current VGM licenses shall expire on June 30, 2014. All VGM renewal licenses shall be valid for a period of five (5) years and the New York State Gaming Commission ("NYSGC") may decline to renew licenses, after notice and an opportunity for a hearing, for certain violations of gaming laws or the failure of the licensee or its stockholders to be of the requisite good character or financial fitness.

On February 1, 2013, the NYSGC became effective. The NYSGC was formally created via Chapter 60 of the Laws of 2012 as part of the 2012/2013 Enacted State Budget. The measure merged the RWB with the New York Lottery ("NYL") into a single state agency. The legislation that created the NYSGC provides that the Board of the NYSGC shall consist of seven members. On June 20, 2013, New York Governor Andrew Cuomo announced the confirmation of four members to the Board of the NYSGC. The NYSGC has the authority and responsibility to promulgate rules and regulations. The legislation specifies that all rules, regulations, acts, orders, determinations and decisions of the NYL and RWB shall continue as rules, regulations, acts, orders, determinations and decisions of the NYSGC until modified or abrogated by the NYSGC and all of the functions and powers and obligations and duties of the RWB and NYL were transferred to the NYSGC. Our VGM, harness horseracing and simulcast activities in the State of New York are overseen by the NYSGC.

On June 26, 2013, the NYSGC had its first meeting, during which it designated a Presiding Officer in the absence of a Chair, summarized the transition process, adopted a mission statement and a plan of organization, delegated authority to staff and ratified actions and determinations of staff. The NYSGC also approved a comprehensive reorganization of the rules of the NYL and RWB into a set of rules for the NYSGC. Additionally, technical amendments were proposed throughout the former agencies' regulations to reflect the NYSGC's four divisions (Charitable Gaming, Gaming, Horse Racing and Pari-Mutuel Wagering and Lottery) and to standardize language style and usage throughout the NYSGC's regulations. The legislation that created the NYSGC established four divisions: Charitable Gaming, Gaming, Horse Racing and Pari-Mutuel Wagering, and Lottery.
We have joined with other VGM facility operators in New York State to form the New York Gaming Association, whose principal effort is to seek approval for passage of a constitutional amendment authorizing table games at the VGM facilities in New York, which would permit us to develop and operate a full-scale casino which would include slot machines and table game wagering and the extension of credit. Generally, a constitutional amendment must be approved by both houses of the New York State Legislature (“Legislature”), approved again by a newly elected Legislature, and approved by the voters at a general election, in which instance it becomes effective on the following January 1. On March 15, 2012, Governor Andrew Cuomo, Assembly Speaker Sheldon Silver and Senate Majority Leader Dean Skelos announced that a constitutional amendment authorizing up to seven non-tribal casinos at locations to be determined by the Legislature, was approved by the Legislature. On June 21, 2013, the newly elected Legislature passed the amendment. Therefore, there will be a general referendum in November 2013. However, there can be no assurance given that an amendment to the New York State Constitution to permit full-scale casino gaming will be passed in a timely manner, or at all, or that, if such amendment were passed, we would be able to effectively develop and operate a full-scale casino.

On July 30, 2013, the Upstate New York Gaming Economic Development Act (“Gaming Act”) (as more fully discussed below) was enacted. Effective immediately, if any existing video lottery gaming licensee pays in excess of one thousand dollars ($1,000.00) in support of or in opposition to the constitutional amendment regarding full-scale casino gaming, it must be reported to the NYSGC, with a copy of all communications. The NYSGC will post on its website all campaign receipt/expenditure reports received from the New York State Board of Elections.
Pursuant to the Gaming Act, if the constitutional amendment is passed in the general voter referendum in November 2013, the Gaming Act would authorize the NYSGC to award up to four (4) upstate destination gaming resort licenses. Up to two (2) destination gaming resorts could be located in a region consisting of Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties (“Hudson Valley-Catskill Area”). In accordance with the Gaming Act, a siting board selected by the NYSGC (the “Siting Board”) is charged with selecting applicants that are qualified to receive a destination gaming resorts license and determining the location of such destination gaming resorts. The NYSGC is not required to issue a license if the Siting Board determines that there are no qualified applicants in a specific region.
If the constitutional amendment is passed and the Company were to be awarded a destination gaming resort license by the NYSGC, the Gaming Act provides the tax rate on slot machines would be 39% and the tax rate on table games would be 10%. However, an applicant may agree to supplement the tax with a binding supplemental fee. The Gaming Act would impose a $500 annual fee on each slot machine and table game. In addition, the Gaming Act would require the Company to maintain the current horsemen and breeder payments and a racetrack location awarded a destination gaming resort license shall maintain the racing activity and race dates.
We are currently evaluating the Gaming Act and its effect on the Company.  It is the opinion of management that if the constitutional amendment is passed, the Gaming Act may repeal a favorable tax rate/NYL commission available to the Casino Project (as defined below) and replaces it with the possibility of a NYL commission in addition to the existing NYL commission rate. Therefore, if the Company is not awarded a destination gaming resort license, and the Company were to continue its operations at Monticello Casino and Raceway, the Gaming Act provides that MRMI would receive its current NYL commission rate and would receive an additional commission from NYL based on a rate related to the effective tax rate on all gross gaming revenue at a destination gaming resort(s), if any, developed in the Hudson Valley-Catskill Area. If our current understanding is correct, if the constitutional amendment is passed and the Company develops and operates the Casino Project, the Casino Project would receive a commission from the NYL equal to that which is currently applicable to Monticello Casino and Raceway, plus an additional commission based on a rate related to the effective tax rate on all gross gaming revenue at a destination gaming resort(s), if any, developed in the Hudson Valley-Catskill Area.
The Company believes that if the favorable tax rate/NYL commission for the Casino Project has been repealed, such repeal was inadvertent and the Company has received clarification from legislative staff that the intent of the sponsor of the Gaming Act was to preserve the current provisions authorizing the favorable tax rate/NYL commission available to the Casino Project whether or not the referendum was approved. Further, the clarification states that the interpretation of the Gaming Act is that if the statutory guidelines are met (including an aggregate total “qualified capital investment” of $600 million) the favorable tax rate/NYL commission would be available to the Casino Project, “for a period of forty years”, notwithstanding that another facility might be sited in the region at a higher rate as stated elsewhere in the Gaming Act. Accordingly, we believe that if the favorable tax rate/NYL commission is available to the Casino Project, the provisions regarding the possibility of an additional NYL commission in the Gaming Act would not apply to the Casino Project. The Company is reviewing the Gaming Act and any necessary alternatives regarding the manner in which this may be resolved. However, no assurances can be made that the Company will receive a favorable outcome.

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

On December 21, 2011 (the “Option Effective Date”), MRMI entered into an option agreement with EPT, which was last amended by a letter agreement on July 30, 2013, between EPT and us (as amended, the “Option Agreement”). Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease certain portions of the EPT Property pursuant to the terms of a lease negotiated between the parties our rights and obligations pursuant to the Option Agreement are subject to certain existing EPT agreements.
The Option has an initial term of six months from the Effective Date (the “Option Exercise Period”). In addition, subject to the conditions of the Option Agreement, the Option Exercise Period may be extended for one or more six month periods. In connection with the execution of the Option Agreement, we paid EPT an option payment in the amount of $750,000. Any extension of the Option Exercise Period must be accompanied by an additional option payment of $750,000 for the six-month extension period. On March 8, 2013, we exercised the option to extend the Option Exercise Period to June 30, 2013. Accordingly, we paid EPT a pro-rated option payment in the amount of $472,603. The Option Exercise Period has been further extended by MRMI and EPT, the most recent of which extends the Option Exercise Period to August 14, 2013.

In the process of obtaining necessary governmental approval, on March 8, 2012, EPT and we presented an overview of the master plan for redevelopment of the EPT Property to the Town of Thompson Town Board ("Town Board") and formally submitted the proposed redevelopment plan to the Town of Thompson for an assessment of its environmental impact as prescribed by the State Environmental Quality Review provisions of the New York Environmental Conservation Law ("SEQR"). The SEQR hearing was held on August 28, 2012. The SEQR process was continued by the Town Board on January 2, 2013, when the Town Board accepted a Final Environmental Impact Statement for the entire development project, including Phase I, namely, the Casino Project. On January 15, 2013, the Town Board, as Lead Agency, issued an Environmental Findings Statement for the entire development project and held public hearings on the proposed zoning amendments to the Planned Resort Development provisions of the zoning law of the Town of Thompson and regarding a new Comprehensive Development Plan ("CDP") for the entire project site. After the close of the public hearings, the Town Board unanimously approved the zoning amendments and also approved the CDP for the entire site. On February 13, 2013, EPT and MRMI filed a site plan application for Phase I and a subdivision application for the EPT Property with the Town of Thompson Planning Board ("Planning Board") and the Planning Board conducted an informal review of those applications with representatives of EPT and us. The site plan application describes the facilities that will be developed during Phase I. On March 13, 2013, there was a joint public hearing before the Planning Board on the site plan application for Phase I and the subdivision application. On April 10, 2013, the Planning Board granted preliminary site plan approval for Phase I and preliminary subdivision approval for the EPT Property. On July 10, 2013 the Planning Board granted final site plan approval for Phase I. MRMI will be required to submit detailed construction plans to the Town, and receive other regulatory approvals, including approvals from the U.S. Army Corps of Engineers and the New York State departments of Environmental Conservation, Transportation, and Health prior to its ability to commence construction.

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
On July 30, 2013, Governor Cuomo signed into law the Gaming Act. The Gaming Act amends the racing, pari-mutuel wagering and breeding law, the penal law, the tax law and the state finance law in relation to full-scale gaming and adds a new article that provides the statutory framework for the regulation of full-scale casino gaming if the constitutional amendment to permit full-scale casino gaming is approved by the voters in New York on November 5, 2013. The Gaming Act also amends the executive law, state finance law, Indian law, tax law and the racing, pari-mutuel wagering and breeding law in relation to: authorizing the settlement of disputes between the Oneida Nation of New York, the state, Oneida county and Madison county; identifying nations and tribes; video lottery gaming; administration of certain funds and accounts related to the commercial gaming revenue fund; enacting the state operations budget, in relation to commercial gaming revenues; directing the NYSGC to annually evaluate video lottery gaming; account wagering on simulcast horse races; and video lottery gaming vendor's fees. There are several different effective dates addressed in the Gaming Act.

Effective immediately are amendments to the penal law to add new definitions and gaming crimes and to address the operation of unlawful electronic sweepstakes. In addition, the Gaming Act immediately authorizes Nassau Off-Track Betting Corporation ("Nassau OTB") and Suffolk Regional Off-Track Betting Corporation ("Suffolk OTB") to file video lottery gaming license applications to establish one video lottery gaming facility each, at an Off-Track Betting site operated by Nassau OTB and Suffolk OTB respectively, with a maximum of one thousand (1,000) VGMs at each site.

Effective on January 1, 2014, the Gaming Act amends the racing, pari-mutuel wagering and breeding law in relation to account wagering. The Gaming Act addresses the requirements for account wagering licenses and sets licensing and wagering fees for out-of-state account wagering licensees. NYSGC may begin accepting account wagering license applications on October 1, 2013.

If the constitutional amendment to permit full-scale casino gaming is approved by the voters in New York on November 5, 2013, effective on January 1, 2014, the Gaming Act will amend the racing, pari-mutuel wagering and breeding law, the tax law and the state finance law in relation to full-scale casino gaming. The Gaming Act authorizes the NYSGC to award up to four (4) upstate destination gaming resort licenses. Destination gaming resorts are authorized in three regions of the state: the Hudson Valley-Catskill Area; the Albany, Fulton, Montgomery, Rensselaer, Saratoga, Schenectady, Schoharie and Washington counties (“Capital District-Saratoga Area”); and the Broome, Chemung (east of State Route 14), Schuyler (east of State Route 14), Seneca, Tioga, Tompkins, and Wayne (east of State Route 14) counties (“Eastern Southern Tier”). If determined by the Siting Board, one region may have up to two casinos. The NYSGC is not required to issue a license in any region if the Siting Board determines that there are no qualified applicants in a specific region. No destination gaming resorts can be authorized in Westchester, Rockland, New York City or Long Island. There will be a seven (7) year exclusivity period, commencing with the awarding of the license, during which no further destination gaming resorts will be licensed by the NYSGC. If the Legislature authorizes additional destination gaming resort licenses within this period, licensees shall have the right to recover a pro-rata portion of the license fee paid. The NYSGC will appoint the members of the Siting Board which will determine the required minimum amount of capital expenditures, set the license fee required of a destination gaming resort applicant in each region and make the selections. There will be a one million dollar ($1,000,000.00) application fee. The Siting Board will evaluate destination gaming resort applications based on specific criteria which will be weighted as follows: 70 percent of the decision will be based on economic activity and business development factors, 20 percent will be based on local impact and 10 percent will be based on workforce factors. Additionally, local support for the destination gaming resort application must be demonstrated as a threshold application requirement. The duration of the initial licenses will be ten (10) years and the NYSGC will set the duration of, and fee for, renewal licenses. The NYSGC will oversee regulation of destination gaming resorts. The tax rate on slot machines will range from 37% to 45% depending on the region and the tax rate on table games will be 10%. The tax rate of existing video lottery gaming facilities within each region will remain at the existing NYL commission rates and will include an additional commission from NYL based on a rate related to the effective tax rate on all gross gaming revenue at the destination gaming resort(s), if any, developed in the region. Existing payments to the racing industry for purses and breeding will be maintained. The minimum gambling age for destination gaming resorts will be 21, and no smoking will be authorized. Destination gaming resorts will be required to develop comprehensive problem gambling programs, and part of the decision for siting a destination gaming resort will be determined by the quality of the applicant's problem gambling program. All destination gaming resorts will be required to have exclusion policies and self-exclusion programs. Applications must be issued by the Siting Board within 90 days of the appointment of a majority of the Siting Board by the NYSGC. The timing of submitting applications will be set by the Siting Board. As a condition of licensure, licensees are required to commence gaming operations no less than twenty-four months following the award of a license by the NYSGC. The Gaming Act authorizes a state gaming inspector general's position to prevent corruption at the NYSGC.

If the constitutional amendment to permit full-scale casino gaming is not approved by the voters in New York on November 5, 2013, the Gaming Act will amend the racing, pari-mutuel wagering and breeding law and the tax law to authorize one additional video lottery gaming facility in each of the Hudson Valley-Catskill area, the Capital District-Saratoga area, the Eastern Southern Tier and Nassau county. Existing payments to the racing industry for purses and breeding will be maintained.
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
On November 8, 2011, the voters in New Jersey approved a constitutional amendment permitting the Legislature to authorize by law wagering, at casinos in Atlantic City and at current or former racetracks, on the results of professional, certain college, and amateur sport and athletic events. On January 9, 2012, the New Jersey State Legislature approved a bill that would allow the state Casino Control Commission to issue licenses to casinos and racetracks to accept bets on some professional and collegiate events. Governor Christie signed the legislation. On October 15, 2012, the final adoption of the regulations for sports wagering was published in the New Jersey Register enabling the New Jersey Division of Gaming Enforcement ("DGE")to begin accepting applications for racetracks and Atlantic City casinos to provide sports wagering. On August 7, 2012, the National Collegiate Athletic Association and several professional sports leagues (collectively, “the Leagues”) filed a Complaint to prevent the implementation of New Jersey's sports wagering law. The Leagues filed a Motion for Summary Judgment and sought to enjoin the implementation of the sports wagering law. The State of New Jersey ("NJ") filed a Cross Motion for Summary Judgment and challenged the constitutionality of the Professional and Amateur Sports Protection Act (“PASPA”). On February 28, 2013, the US District Judge filed an Order determining that PASPA is constitutional, granting the Leagues' Motion for Summary Judgment and a permanent injunction against the implementation of the sports wagering law and denying NJ's Cross Motion for Summary Judgment. On March 13, 2013, NJ filed a Notice of Appeal in the US Court of Appeals for the Third Circuit. Oral argument in the Court of Appeals was heard on June 26, 2013. The ability for racetracks and casinos to offer sports wagering, however, remains pending due to the existing federal ban on such wagering and the outcome of the federal lawsuit.
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

On February 25, 2013, Governor Christie signed legislation legalizing Internet gaming. The law authorizes the DGE to license, regulate, investigate and take any other action regarding all aspects of authorized games conducted through the Internet. All hardware, software, and other equipment that is involved with Internet gaming will be located in casino facilities in Atlantic City, NJ. Casino licensees must hold an Internet gaming permit in order to engage in Internet wagering activity. The Law provides that wagers may be accepted from individuals who are not physically present in New Jersey if the DGE determines that such wagering is not inconsistent with federal law or the law of the jurisdiction, including any foreign nation, in which any such person is located. The law is effective, however it is inoperative until the DGE selects the date on which it becomes operative, which shall not be less than three (3) months, nor more than nine (9) months, after the date of enactment of the law. The authorization to conduct Internet gaming expires ten (10) years following the operative date established by the DGE. Proposed regulations and amendments to implement mobile and Internet gaming consistent with the enabling statutes were published in the New Jersey Register on June 3, 2013. There was a 60-day public comment period through August 2, 2013 with final adoption following review and response to all comments.

On March 18, 2013, the DGE announced the temporary adoption of regulations which authorize Atlantic City casinos to offer fantasy sports tournaments to their patrons. The regulations became effective April 22, 2013. The regulations permit the casinos, by themselves or in partnership with fantasy sports providers, to offer fantasy sports tournaments or contests. On June 17, 2013, proposed regulations for fantasy sports tournaments were published in the New Jersey Register with a 60-day public comment period through August 16, 2013.
To a lesser extent, Monticello Casino and Raceway faces competition from two casinos that are in Pennsylvania. Pennsylvania casinos may operate table games and slot machines and have the ability to grant credit to guests of the casino. Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state. As of August 5, 2013, there were twelve casinos in operation within Pennsylvania, with six located at racetracks. One such racetrack facility is the Mohegan Sun at Pocono Downs, which has approximately 2,300 slot machines and 84 table games, including 18 poker tables. The Mohegan Sun at Pocono Downs in Wilkes-Barre, Pennsylvania, is approximately 70 miles southwest of Monticello. In addition, the Mount Airy Casino Resort has approximately 1,875 slot machines and 72 table games, including 10 poker tables, a hotel, spa and a golf course. The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello. The Pennsylvania Gaming Control Board ("PGCB") is currently evaluating proposals from six applicants for an additional license in Philadelphia.
On April 22, 2013, a bill was introduced by the Pennsylvania House of Representatives to provide for the licensing and operation of Internet games as approved by the PGCB. The bill was referred to the House Committee on Gaming Oversight on April 22, 2013.

Results of Operations
The results of operations for three months ended June 30, 2013 and 2012 (unaudited) are summarized below:

	6/30/2013	6/30/2012	Variance	Percentage Variance
	(dollars in thousands)
Revenues:
Gaming	$16,971	$16,427	$544	3%
Food, beverage, racing and other	3,336	3,296	40	1%
Gross revenues	20,307	19,723	584	3%
Less: Promotional allowances	(1,386)	(864)	(522)	(60)%
Net revenues	18,921	18,859	62	—%
Costs and expenses:
Gaming	12,243	11,776	(467)	(4)%
Food, beverage, racing and other	2,795	2,746	(49)	(2)%
Selling, general and administrative	4,235	3,372	(863)	(26)%
Stock-based compensation	70	166	96	58%
Depreciation	330	344	14	4%
Total costs and expenses	19,673	18,404	(1,269)	(7)%
(Loss) income from operations	(752)	455	(1,207)	(265)%
Interest expense	(347)	(218)	(129)	(59)%
Interest income	—	3	(3)	(100)%
(Loss) income before income taxes	(1,099)	240	(1,339)	(558)%
Income tax provision	—	—	—	—%
Net (loss) income	$(1,099)	$240	$(1,339)	(558)%
Gaming revenue
Gaming revenue increased by $544,000 or 3% for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. As part of our marketing efforts, we substantially increased our non-subsidized free play, which increased our gross gaming revenue and promotional allowances. This resulted in a net increase of gaming revenue of approximately $22,000, or less than 1% for the three months ended year over year. A higher VGM hold percentage of 7.5% for the three months ended June 30, 2013 versus 7.1% for the three months ended June 30, 2012 contributed to higher gaming revenues as well as the average daily win per unit increased from $162.62 to $168.01 for the three months year over year. These offset a handle decreased of approximately $3.6 million or 1.6% for the three months end June 30, 2013 as compared to June 30, 2012. We expanded our marketing initiatives to increase frequency of guest visits and increase the percentage of rated play from our guests including guests with lower gaming budgets.
Food, beverage, racing and other revenue
Food, beverage, racing and other revenue increased by $40,000 or 1%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Food and beverage increased by $76,000 for the three months ended June 30, 2012 as compared to the three months ended June 30, 2012. Other revenue increased by $117,000 largely due to an insurance settlement for Hurricane Sandy. However, racing revenue decreased by $153,000 for the three months ended June 30, 2013 as compared to June 30, 2012 primarily due to lower receipt of Off-Track Betting Corporations ("OTBs") statutory payments this quarter versus the same quarter last year. Due to the uncertainty of collection these payments are accounted for as received.

Promotional allowances
Promotional allowances increased by $522,000 or 60%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. This was primarily due to an increase in non-subsidized free play of $426,000. This resulted in an increase in both gross gaming revenue and promotional allowances. In addition, food and beverage comps increased by $39,000 and player club awards increased by $57,000.

Gaming costs
Gaming costs increased by $467,000 or 4%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to an increase in New York Lottery ("NYL") and other commissions of $294,000, resulting from higher gaming revenue as compared to the same period in the prior year. In addition, gaming payroll and related benefit costs increased by $225,000 as compared to the same period in the prior year, largely due to increased medical benefits and payroll costs. These increases were offset by a reduction in other gaming expenses of $52,000 as compared to the same period in the prior year.
Food, beverage, racing and other costs
Food, beverage, racing and other costs increased approximately $49,000 or 2%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to increased purses of $20,000, payroll and related costs of $20,000 and higher other cost of services of $9,000. The increase in payroll and related costs is largely due to collective bargaining agreement costs for increased sick, vacation and holiday pay starting in 2013.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $863,000 or 26%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to higher professional fees of $965,000 These increases were offset by marketing related expenses of $122,000. In the second quarter of 2013, we discontinued TV advertising, and commenced the utilization of radio advertising to obtain more market penetration and awareness in our primary markets. The significant increase in professional fees is largely due to higher than expected legal fees pertaining to items in Part II Item I legal proceedings.
Stock-based compensation expense
Stock-based compensation expense decreased by $96,000 or 58%, primarily as a result of reduced number of options vesting and granted to directors and officers for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.
Interest expense
Interest expense increased $129,000 or 59%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 20122 The increase was due to an increase in the interest rate from 5% to 7.5%, of the loan agreement between the Company and Kien Huat that became effective per the Amendment to the Loan Agreement dated August 9, 2012 and amortization expense of $18,000 in 2013.

The results of operations for the six months ended June 30, 2013 and 2012 (unaudited) are summarized below:

	6/30/2013	6/30/2012	Variance	Percentage Variance
	(dollars in thousands)
Revenues:
Gaming	$31,596	$31,041	$555	2%
Food, beverage, racing and other	6,280	6,330	(50)	(1)%
Gross revenues	37,876	37,371	505	1%
Less: Promotional allowances	(2,124)	(1,230)	(894)	(73)%
Net revenues	35,752	36,141	(389)	(1)%
Costs and expenses:
Gaming	23,231	22,546	(685)	(3)%
Food, beverage, racing and other	5,501	5,495	(6)	—%
Selling, general and administrative	7,054	6,103	(951)	(16)%
Stock-based compensation	150	351	201	57%
Depreciation	673	690	17	2%
Total costs and expenses	36,609	35,185	(1,424)	(4)%
(Loss) income from operations	(857)	956	(1,813)	(190)%
Interest expense	(695)	(443)	(252)	57%
Interest income	—	3	(3)	(100)%
(Loss) income before income taxes	(1,552)	516	(2,068)	(401)%
Income tax provision	—	(6)	6	(100)%
Net (loss) income	$(1,552)	$510	$(2,062)	(404)%
Gaming revenue
Gaming revenue increased by $555,000 or 2% for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. As part of our marketing efforts, we substantially increased our non-subsidized free play which has increased our gross gaming revenue and promotional allowances. This resulted in a net increase of gaming revenue of approximately, $27,000, or less than 1% for the six months ended year over year. A higher VGM hold percentage of 7.3% for the six months ended June 30, 2013 versus 7.1% for the three months ended 2012 as well as the average daily win per unit increased from $154.50 for the six months ended June 30, 2012 to $157.26 for the six months ended June 30, 2013. These offset a handle decreased of approximately $5.3 million or 1.2% for the six months end June 30, 2013 as compared to June 30, 2012. We expanded our marketing initiatives to increase frequency of guest visits and increase the percentage of rated play from our guests including guests with lower gaming budgets. In addition, 2012 had an additional day of gaming due to leap year and fewer inclement weather days than 2013 that affected our volume.
Food, beverage, racing and other revenue
Food, beverage, racing and other revenue decreased by $50,000 or 1%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Racing revenue decreased by $350,000 primarily due to lower receipt of OTBs statutory payments this quarter versus the same quarter last year. Due to the uncertainty of collection these payments are accounted for as received. The racing revenue decrease was offset by increases in food and beverage revenue of $154,000 and other revenue of $146,000.

Promotional allowances
Promotional allowances increased by $894,000 or 73%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to a substantial increase in non-subsidized free play of $723,000. Part of the year over year increase was due to approximately $195,000 in credits received for free play from the NYL in 2012. The increase in non-subsidized free play increased both gross gaming revenue and promotional allowance. In addition, food and beverage comps increased by $93,000 and player club awards increased by $78,000.

Gaming costs
Gaming costs increased by $685,000 or 3%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to an increase in NYL and other commissions of $400,000, resulting from higher gaming revenue as compared to the same period in the prior year. In addition, gaming payroll and related benefit costs increased by $426,000 as compared to the same period in the prior year, largely due to increased medical benefits and payroll costs. These increases were offset by a reduction in other gaming expenses of $141,000 as compared to the same period in the prior year.
Food, beverage, racing and other costs
Food, beverage, racing and other costs increased approximately $6,000 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to increased payroll and related costs of $316,000 and higher other costs of $15,000. The increase in payroll and related costs is largely due to collective bargaining agreement costs for increased sick, vacation and holiday pay starting in 2013 in food and beverage. These increases were offset by a decrease in purse expenses of $325,000.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $951,000 or 16%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to higher professional fees of $1,200,000 and other selling, general and administrative expenses of $210,000. The significant increase in professional fees are largely due to higher than expected legal fees pertaining to current legal proceedings. These increases were offset by marketing and related expenses of $459,000.
Stock-based compensation expense
Stock-based compensation decreased by $201,000 or 57%, primarily as a result of reduced number of options vesting and granted to directors and officers for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.
Interest expense
Interest expense increased $252,000 or 57%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The increase was due to an increase in the interest rate from 5% to 7.5%, of the loan agreement between the Company and Kien Huat that became effective per the Amendment to the Loan Agreement dated August 9, 2012 and amortization expense of $36,000 in 2013.

Liquidity and Capital Resources
The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We anticipate that our current cash and cash equivalents and cash generated from operations and proceeds from the April 2013 Rights Offering (as defined below) will be sufficient to meet our working capital requirements for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, operating results, and ability to refinance or otherwise satisfy our obligations under our long-term loan with a related party. If we require additional capital resources to either grow our business at a future date, or the development of the property in Sullivan County, New York, or in connection with the settlement of, or loss in, any pending litigation, we may raise additional capital in the form of debt or equity. The sale of additional equity could result in further dilution to our existing stockholders and financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.
On April 30, 2013, the Company commenced a rights offering of common stock to holders of its common stock and Series B Preferred Stock (the "April 2013 Rights Offering").  All holders of record of common stock and Series B Preferred Stock were offered one non-transferable subscription right for each five shares of common stock owned, or into which the Series B Preferred Stock was convertible on the record date. Each subscription right enabled the holder to purchase one share of common stock, at a subscription price of $1.8901 per share. In addition, holders of subscription rights who fully exercise their basic subscription rights were entitled to oversubscribe for additional shares of common stock up to the number of shares purchased pursuant to the exercise of their basic subscription rights. The expiration date of the April 2013 Rights Offering was May 30, 2013.

In connection with the April 2013 Rights Offering, on April 11, 2013, the Company and Kien Huat , the Company's largest stockholder, entered into a standby purchase agreement (the “Standby Purchase Agreement”). Pursuant to the Standby

Purchase Agreement Kien Huat agreed to exercise in full its basic subscription rights granted pursuant to the April 2013 Rights Offering within ten days of its grant. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in the April 2013 Rights Offering to acquire up to one share less than 20% of the Company's issued and outstanding common stock prior to the commencement of the April 2013 Rights Offering.

At the completion of the April 2013 Rights Offering, the Company issued a total of 6,032,153 shares of common stock and raised approximately $11.4 million in gross proceeds. This includes 1,383,819 shares issued to holders upon exercise of their basic subscription rights, 3,650,849 shares issued to Kien Huat, upon exercise of its basic subscription rights, 213,138 shares issued to holders upon exercise of their over subscription rights and 784,347 shares issued to Kien Huat pursuant to the terms of the Standby Purchase Agreement. The Company paid Kien Huat a fee of $40,000 for the shares purchased pursuant to the Standby Purchase Agreement and reimbursed Kien Huat for its expenses related to the Standby Purchase Agreement in an amount of $40,000 for aggregate net proceeds of approximately $8,302,963 from Kien Huat to the Company. Kien Huat owns approximately 62.71% of the outstanding shares of the Company’s common stock.

The Company anticipates using the net proceeds of the April 2013 Rights Offering, which was approximately $11.2 million following the deduction of expenses relating to the April 2013 Rights Offering, to fund the expenses of the Company’s Casino Project, which may include permitting, infrastructure and shared master planning costs and expenses, and for general working capital purposes.
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
As of June 30, 2013, we had total current assets of approximately $18.5 million and current liabilities of approximately $11.3 million. We expect that we will be able to fund our operations with cash flow from operations in the ordinary course of business and with the proceeds of the April 2013 Rights Offering over at least the next twelve months.
Net cash used in operating activities was approximately $3.9 million and $46,000 provided during the six months ended June 30, 2013 and 2012, respectively, which was primarily the result of the net change in operating assets and liabilities.
Net cash used in investing activities was approximately $3.5 million and $2.8 million the six months ended June 30, 2013 and 2012, respectively. The increase of approximately $661,000 was primarily a result of increased project development costs of $333,000 in 2013 compared to 2012 relating to the Sullivan County development project. In addition, restricted cash increased $135,000 and the purchase of property and equipment increased approximately $193,000.
Net cash provided in financing activities was approximately $9.7 million for the six months ended June 30, 2013. Approximately $11.4 million was received from the Rights Offering and we incurred approximately $223,000 in expenses pertaining to the Rights Offering. Also, approximately $1.5 million was utilized for the redemption of a portion of the Series E Preferred Shares. There was no net cash used in or provided by financing activities during the six months ended June 30, 2012.
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
Our common stock is transferable only subject to the provisions of Section 303 of the Racing, Pari-Mutuel Wagering and Breeding Law, so long as we hold directly or indirectly, a license issued by the NYSGC, and may be subject to compliance with the requirements of other laws pertaining to licenses held directly or indirectly by us. The owners of common stock issued by us may be required by regulatory authorities to possess certain qualifications and may be required to dispose of their common stock if the owner does not possess such qualifications.
Development
On December 14, 2012, EPT Concord II, LLC ("EPT"), a wholly owned subsidiary of Entertainment Properties Trust, and MRMI entered into a master development agreement (the “MDA”) to develop EPT's 1,500 acres located at the site of the former Concord Resort (the “EPT Property”). The MDA defines and governs the overall relationship between EPT and MRMI with respect to the development, construction, operation, management and disposition of the integrated destination resort and community (the "Project") to be developed by the parties on the EPT Property. In accordance with the terms of the MDA, MRMI has agreed to invest a minimum of $300 million in the development and construction of a casino and a harness racetrack and may also include one or more hotels, food and beverage outlets, a spa facility, retail venues, space for conferences, meetings, entertainment and special events in a multi-purpose conference space supported by separate meeting rooms and parking facilities (the “Casino Project”), which is a portion of the larger Project being developed by EPT and us. This amount will likely be needed over the next eighteen months as development continues. To date, our project development costs have included the $750,000 Option Payment to EPT and the additional prorated Option Payment of $472,603 by us to EPT. In addition to the Option Payments to EPT upon extension of the Option, project development costs included other direct costs incurred by the Company in consummating the Option Agreement and related lease, as well as other project development costs for the EPT Property. At June 30, 2013, project development costs totaled approximately $15.7 million. Additional capital resources will be required to meet the Company's obligations with respect to the Project and, particularly, the Casino Project, for which additional capital in the form of debt or equity will be required. The sale of additional equity could result in significant dilution of the Company's existing stockholders and financing arrangements may not be available to the Company, or may not be available in the amounts or on terms acceptable to the Company. If required funds are unavailable, or not available on acceptable terms, we may be required to delay, scale back or eliminate some of our obligations with respect to the Project and Casino Project.

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
We carried out an evaluation as of June 30, 2013 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings.
Changes in Our Financial Reporting Internal Controls.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Bryanston Group v. Empire Resorts, Inc. and Bryanston Group v. Kien Huat Realty III, Limited
Effective as of June 30, 2013 (the “Closing Date”), the Company, Kien Huat , Colin Au Fook Yew (“Au”) and Joseph D'Amato (“D’Amato”) and, together with the Company, Kien Huat and Au, the “Company Parties”) consummated the closing of a Settlement Agreement and Release (the “Settlement Agreement”) with Stanley Stephen Tollman (“Tollman”) and Bryanston Group, Inc. (“Bryanston Group” and, together with Tollman, the “Bryanston Parties”) relating to the actions entitled Bryanston Group v. Empire Resorts, Inc. pending in the New York Supreme Count (the "New York Court Proceeding") and Bryanston Group v. Kien Huat Realty III, Limited pending in the United States District Court for the Southern District of New York (the "Federal Court Proceeding"). Pursuant to the Settlement Agreement, the Company Parties and the Bryanston Parties agreed to the settlement of claims relating to shares of Series E Preferred Stock of the Company (the “Preferred Stock”) held by the Bryanston Parties and that certain Recapitalization Agreement, dated December 10, 2002, by and between, among others, the Bryanston Parties and a predecessor to the Company (the “Recapitalization Agreement”), pursuant to which the Bryanston Parties acquired the Preferred Stock. On the Closing Date, the Recapitalization Agreement terminated and ceased to have any further force and effect as between the Bryanston Parties and the Company.

In consideration for the mutual release of all claims, Empire agreed to redeem, purchase and acquire the Preferred Stock from the Bryanston Parties in accordance with an agreed upon timeline and payment schedule and based upon the closing by the Company of third party financing in an aggregate amount sufficient to enable the Company to complete the construction of the Casino Project.

As conditions to closing, (i) Bryanston Group delivered a voting proxy on the Preferred Stock they hold to designated officers of the Company, pursuant to which those officers have agreed not to vote the shares; (ii) the parties executed joint stipulations and orders dismissing the New York Court Proceeding and the Federal Court Proceeding and extinguishing all claims of the Bryanston Parties that have been or could have been asserted against the Company Parties or any affiliated persons; (iii) the Board of Directors of Bryanston Group approved the Settlement Agreement and the transactions contemplated thereby before June 30, 2013; and (iv) the Settlement Agreement was reviewed by the NYSGC. The Federal Court Proceeding was dismissed on June 28, 2013 and the New York Court Proceeding was dismissed on June 26, 2013.

The parties further agreed that, in the event of a voluntary or involuntary liquidation, dissolution or winding-up of the Company, Bryanston’s Preferred Stock would retain all rights, rank and priority as enumerated in the Certificate of Designations, Powers, Preferences and Rights of the Series E Preferred Stock. In the event the Company fails to make a payment due and owing to the Bryanston Parties from funds legally available to effect such payment, the Company shall have 45 days to cure such default. If such default is not cured within 45 days, the Company will be obligated to redeem the balance of the Preferred Stock held by Bryanston at the Liquidation Value and Accrued Dividends from funds legally available to effect such payment.

Preferred Stock Redemption Schedule

Timeline	Tollman Redemption Payment	Bryanston Group Redemption Payment
On the Closing Date	All Preferred Stock held by Tollman redeemed at approximately $1.528 million.	-
On the earlier to occur of the Concord Event and January 1, 2014	Payment of all dividends accrued and unpaid since December 10, 2002 (the “Accrued Dividends”) on Tollman's Preferred Stock, from funds legally available to the Company to effect such payment.	-
If the Concord Event occurs on or before December 31, 2013	-	All Preferred Stock and Accrued Dividends held by Bryanston redeemed at $22.8 million from funds legally available to the Company to effect such payment.
If the Concord Event occurs after December 31, 2013 and on or before June 30, 2014	-
All Preferred Stock and Accrued Dividends held by Bryanston redeemed for an amount between $22.8 million and $28.0 million from funds legally available to the Company to effect such payment pro-rated based upon the actual number of days after December 31, 2013 the date that the Preferred Stock is redeemed.

If the Concord Event occurs after June 30, 2014 and on or before December 31, 2014	-
All Preferred Stock held by Bryanston redeemed for an amount between $28.0 million and the Liquidation Value of the Preferred Stock (as such term is defined in the Recapitalization Agreement) and all Accrued Dividends as of December 31, 2014 from funds legally available to the Company to effect such payment pro-rated based upon the actual number of days after December 31, 2013 the date that the Preferred Stock is redeemed.

If the Concord Event does not occur before December 31, 2014	-
Annual Dividend for calendar year 2014 shall be paid to Bryanston Group in the amount of approximately $1.240 million prior to the 30th day following December 31, 2014 from funds legally available to the Company to effect such payment.

If the Concord Event occurs after December 31, 2014 and on or before June 30, 2015	-
All Preferred Stock held by Bryanston shall be redeemed for an amount equal to the Liquidation Value and Accrued Dividends as of the date of the Concord Event from funds legally available to the Company to effect such payment.

If the Concord Event does not occur by June 30, 2015	-
150,000 shares of Bryanston's Preferred Stock shall be redeemed on June 30, 2016 for $1.5 million. An additional 150,000 shares of Preferred Stock shall be redeemed for $1.5 million on each June 30 for the next three years from funds legally available to the Company to effect such payment. The balance of the Preferred Stock shall be redeemed in an amount equal to the Liquidation Value and Accrued Dividends on June 30, 2020 from funds legally available to the Company to effect such payment.

Monticello Raceway Management, Inc. v. Concord Associates L.P.
On January 25, 2011, our subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who is a significant stockholder. The lawsuit seeks amounts that we believe are owed to us under an agreement between Concord, MRMI and the Monticello Harness Horsemen’s Association, Inc. (the “Horsemen’s Agreement”). Pursuant to the Horsemen’s Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord hotel and former Concord resort or July 31, 2011, we were to continue to pay to the Monticello Harness Horsemen’s Association, Inc. 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, we believe Concord owed us approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to us and on March 10, 2011, Concord filed a motion to dismiss, claiming that there was no shortfall because the term of the obligation was a two year period, not annually. We filed reply affirmations and requested that the Judge treat Concord’s motion and our cross-motion as summary judgment motions. On June 23, 2011, the Court advised the parties that it would treat our cross-motion as a summary judgment motion. MRMI filed its reply affirmation on August 8, 2011. On November 4, 2011, the Judge denied Concord’s motion to dismiss, and denied MRMI’s summary judgment motion without prejudice to renew after conducting pre-trial discovery. On December 8, 2011, MRMI filed an appeal of the denial of the summary judgment motion and on December 9, 2011, Concord filed a cross-appeal for the portion of the decision that denied Concord’s motion to dismiss. MRMI and Concord filed Appellate Briefs in or about December 2012. The Appellate Division in Albany heard the oral argument on February 7, 2013. On March 28, 2013, the Appellate Court ordered the reversal of the denial of our summary judgment and awarded our cross motion to the extent of awarding partial summary judgment on the issue of liability on the breach of contract cause of action. A trial date on the issue of MRMI's damages has been set for October 9, 2013.
Concord Associates, L.P. v. Entertainment Properties Trust
On March 7, 2012, Concord and various affiliates filed a complaint against EPR and us in the United States District Court for the Southern District of New York ("SDNY"). The lawsuit arises out of our exclusivity agreement and option agreement with EPR to develop the site of the EPT Property located in Sullivan County, New York. Following a pre-motion conference held April 25, 2012, Concord and its affiliates filed an amended complaint on June 18, 2012, against EPR and us, and added Genting New York LLC and Kien Huat , as defendants. The amended complaint asserts the same federal antitrust claims and seeks the same damages as in the original complaint, alleging that all defendants have obstructed and delayed Concord from establishing a harness racetrack and VGM facility at the site of the former Concord Hotel in the Town of Thompson, New York, that would compete with other “reasonably accessible casinos/racinos for legal casino gaming business” and other “reasonably accessible casino hotel and resort facilities for tourism patrons” in the “New York-Northeastern New Jersey-Long Island, NY-NJ-PA Metropolitan Statistical Area.” As in the original complaint, Concord's amended complaint further asserts that we have monopolized the market for "gaming and racing” in the “Catskills Region” and have tortiously interfered with EPR's performance of its contracts and business relations with Concord. The amended complaint seeks damages in an amount to be determined at trial but not less than $500 million (subject to automatic trebling under federal antitrust laws), unspecified punitive damages with respect to Concord's tortious interference claims, and permanent injunctive relief against EPR and MRMI agreements. By Stipulation and Order entered by the SDNY on July 6, 2012, we shall answer, move or otherwise respond to the amended complaint by July 25, 2012. On July 25, 2012, all defendants submitted to the court requests for a pre-motion conference concerning a proposed motion to dismiss the amended complaint. Concord submitted a letter in response to the defendant letters. On September 13, 2012, on the eve of the pre-motion for summary judgment conference, Concord notified the Court that it had retained new counsel (with one of the law firms continuing as counsel) and requested that the conference be adjourned so that Concord could file a second amended complaint. The Court denied the request to adjourn. On September 25, 2012, the defendants filed the Motion to Dismiss and on October 25, 2012 Concord filed its opposition. Defendants' filed the reply on November 8, 2012. On November 29, 2012, Concord submitted to the court a request for a pre-motion conference to permit them to file a second amended complaint. Defendants submitted letters in opposition on December 4, 2012. On March 26, 2013, the Court referred the matter to a Magistrate Judge for general pre-trial matters including scheduling, discovery, non-dispositive motions and settlement. On April 29, 2013 we filed a motion to stay discovery.  The response was filed on May 10, 2013 and our reply was due May 16, 2013. The SDNY heard the oral argument for the Motion to Dismiss on May 8, 2013 and Concord's request to file a second amended complaint was discussed at that time. Oral argument on the motion to stay discovery was heard on June 27, 2013 after which the motion to stay discovery pending the determination of the Motion to Dismiss was granted. Although we are continuing to assess our available options in terms of responding to this complaint, we believe this lawsuit is without merit and we will aggressively defend our interests.

Concord Associates, L.P. v. Town of Thompson

On or about May 14, 2013, Concord filed an Article 78 Petition naming the Town of Thompson and its Town Board and Planning Board, and EPT as respondents. The proceeding challenges the actions and determinations made by the Town Board and the Planning Board regarding the project in Sullivan County. MRMI was not named as a respondent. However, on June 4, 2013, MRMI filed an Order to Show Cause, and supporting documentation, to enable MRMI to be an intervenor respondent in the matter. A hearing was held on June 12, 2013 and on June 18, 2013 the Order permitting intervention by MRMI as an intervenor respondent was entered. Respondents filed the answering papers on July 23, 2013, Concord's reply is due on August 14, 2013. We believe this proceeding is without merit and we will aggressively protect our interests.

Other Proceedings
We are a party from time to time to various other legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION
.

ITEM 6.	EXHIBITS

10.1	Letter Agreement, dated July 30, 2013, by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC. (1)

10.2	Bryanston Empire Settlement Agreement and Release dated June 12, 2013

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL).

(1)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s Current Report on Form 8-K (an “8-K”), filed with the Securities and Exchange Commission (the “Commission”) on July 30, 2013.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: August 13, 2013	/s/ Joseph A. D’Amato
Joseph A. D’Amato
Chief Executive Officer
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.
Dated: August 13, 2013	/s/ Laurette J. Pitts
Laurette J. Pitts
Senior Vice President, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

10.1	Standby Purchase Agreement, dated April 11, 2013, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (1).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL).

(1)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s Current Report on Form 8-K (an “8-K”), filed with the Securities and Exchange Commission (the “Commission”) on April 30, 2013.