Form 10-Q
period 2013-09-30
EMPIRE RESORTS INC
filed 2013-11-04
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, as of November 1, 2013 was 36,253,570.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,548	$9,063
Restricted cash	1,906	1,240
Accounts receivable, net	1,226	1,006
Prepaid expenses and other current assets	4,914	2,839
Total current assets	18,594	14,148
Property and equipment, net	26,364	26,568
Project development costs	15,678	11,516
Other assets	90	217
Total assets	$60,726	$52,449
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,055	$2,805
Accrued expenses and other current liabilities	9,155	7,405
Total current liabilities	12,210	10,210
Long-term loan, related party	17,426	17,426
Series E preferred stock payable - $10 per share redemption value, 1,551 Shares as of September 30, 2013, (aggregate liquidation value of $29,239 as of September 30, 2013)	22,800	—
Total liabilities	52,436	27,636
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000 shares authorized; $0.01 par value -
Series A, $1,000 per share liquidation value, none issued and outstanding	—	—
Series B, $29 per share liquidation value, 44 shares issued and outstanding	—	—
Series E, $10 per share redemption value, 27 and 1,731 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively (aggregate liquidation value of $497 and $31,237 as of September 30, 2013 and December 31, 2012, respectively)	—	6,855
Common stock, $0.01 par value, 150,000 shares authorized, 36,181 and 30,073 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	362	300
Additional paid-in capital	157,844	146,083
Accumulated deficit	(149,916)	(128,425)
Total stockholders’ equity	8,290	24,813
Total liabilities and stockholders’ equity	$60,726	$52,449
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Gaming	$17,844	$17,593	$49,440	$48,634
Food, beverage, racing & other	3,557	3,096	9,837	9,426
Gross revenues	21,401	20,689	59,277	58,060
Less: Promotional allowances	(1,723)	(969)	(3,847)	(2,199)
Net revenues	19,678	19,720	55,430	55,861
Costs and expenses:
Gaming	12,943	12,536	36,175	35,082
Food, beverage, racing and other	2,940	2,744	8,441	8,239
Selling, general and administrative	3,773	3,028	10,827	9,131
Stock-based compensation	65	155	215	506
Depreciation	346	346	1,018	1,036
Total costs and expenses	20,067	18,809	56,676	53,994
(Loss) income from operations	(389)	911	(1,246)	1,867
Amortization of deferred financing costs	(18)	(12)	(54)	(12)
Interest expense	(336)	(286)	(995)	(729)
Interest income	—	1	—	4
(Loss) income before income taxes	(743)	614	(2,295)	1,130
Income tax provision	—	(10)	—	(16)
Net (loss) income	(743)	604	(2,295)	1,114
Undeclared dividends on preferred stock and deemed dividends	(47)	(388)	(5,461)	(1,164)
Net loss applicable to common shares	$(790)	$216	$(7,756)	$(50)
Weighted average common shares outstanding, basic	36,181	30,116	33,077	29,994
Weighted average common shares outstanding, diluted	36,181	30,286	33,077	29,994
(Loss) income per common share, basic *	$(0.02)	$0.01	$(0.23)	*
(Loss) income per common share, diluted *	$(0.02)	$0.01	$(0.23)	*
* Less than $0.005

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net (loss) income	$(2,295)	$1,114
Adjustments to reconcile net (loss) income to net cash (used) provided in operating activities:
Depreciation	1,018	1,036
(Recovery) provision of doubtful accounts	(1)	25
Loss on disposal of property and equipment	(103)	(5)
Stock-based compensation	215	506
Changes in operating assets and liabilities:
Restricted cash –NY Lottery and Purse Accounts	(722)	(463)
Accounts receivable	(220)	(355)
Prepaid expenses and other current assets	(2,075)	(1,639)
Other assets	127	113
Accounts payable	250	(366)
Accrued expenses and other current liabilities	(491)	(607)
Net cash (used) provided in operating activities	(4,297)	(641)
Investing activities:
Purchases of property and equipment	(713)	(185)
Restricted cash - Racing capital improvement	57	162
Project development costs	(3,212)	(3,881)
Net cash used in investing activities	(3,868)	(3,904)
Financing activities:
Proceeds from rights offering, net of expenses	11,178	—
Series E preferred shares redemption	(1,528)	—
Net cash provided in financing activities	9,650	—
Net increase (decrease) in cash and cash equivalents	1,485	(4,545)
Cash and cash equivalents, beginning of period	9,063	14,601
Cash and cash equivalents, end of period	$10,548	$10,056
Supplemental disclosures of cash flow information:
Interest paid	$999	$714
Non-cash investing and financing activities:
Common stock issued in settlement of preferred stock dividends	$205	$234
Project development costs included in accrued expenses	$950	$1,499
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note A. Summary of Business and Basis for Presentation

Basis for Presentation
The condensed consolidated financial statements and notes as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 are unaudited and include the accounts of Empire Resorts, Inc. (“Empire”) and subsidiaries (the “Company”).

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

Liquidity
The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances, cash generated from operations and proceeds from the April 2013 Rights Offering (as defined below) will be sufficient to meet its working capital requirements for at least the next twelve months. The adequacy of these resources to meet the Company’s liquidity needs beyond that period will depend on the Company’s growth, operating results, the status of the Casino Project (as defined below) and ability to refinance or otherwise satisfy its long-term loan with a related party.  If construction of the Casino Project is commenced in the next twelve months, or if the Company decides to seek a license to operate a full-scale casino if the Constitutional Amendment is approved, the Company will require additional capital resources.  If the Company requires additional capital resources in connection with the Casino Project, pursuing a license to operate a full-scale casino or settlement of, or loss in, any pending litigation, it may raise additional capital in the form of debt or equity. The sale of additional equity could result in further dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.
On April 30, 2013, the Company commenced a rights offering of common stock to holders of its common stock and Series B Preferred Stock (the "April 2013 Rights Offering") which expired on May 30, 2013. At the completion of the April 2013 Rights Offering, the Company issued a total of 6,032,153 shares of common stock, raised approximately $11.4 million in gross proceeds and incurred approximately $223,000 in expenses. The Company has used a portion of the net proceeds of the April 2013 Rights Offering to fund the expenses of the Company’s Casino Project (defined below), which includes permitting, infrastructure and shared master planning costs and expenses, and for general working capital purposes.

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
Regulation
On February 1, 2013, the New York State Gaming Commission (“NYSGC”) became effective. The NYSGC was formally created via Chapter 60 of the Laws of 2012 as part of the 2012/2013 Enacted State Budget. The legislation merged the New York Racing and Wagering Board ("RWB") with the New York Lottery ("NYL") into a single state agency. The legislation that created the NYSGC provides that the Board of the NYSGC shall consist of seven members. As of November 4, 2013, four members have been appointed to the Board of the NYSGC. The NYSGC has the authority and responsibility to promulgate rules and regulations. The legislation specifies that all rules, regulations, acts, orders, determinations and decisions of the NYL and RWB shall continue as rules, regulations, acts, orders, determinations and decisions of the NYSGC until modified or abrogated by the NYSGC and all of the functions and powers and obligations and duties of the RWB and NYL were transferred to the NYSGC. Our VGM, harness horseracing and simulcast activities in the State of New York are overseen by the NYSGC.
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

The parties envision MRMI developing a comprehensive resort destination that includes a VGM casino and a harness racetrack and may also include one or more hotels, food and beverage outlets, a spa facility, retail venues, space for conferences, meetings, entertainment and special events in a multi-purpose conference space supported by separate meeting rooms and parking facilities (the “Casino Project”). In addition to the Casino Project, the Project is expected to include a golf course and a resort including a variety of amenities.

In accordance with the terms of the MDA, MRMI is responsible for the development and construction of the Casino Project. MRMI shall then be responsible for maintaining and operating the Casino Project in accordance with the operating standards contained in the Casino Lease (as defined below), to be entered into by and between EPT and MRMI prior to the commencement of construction on the Casino Project. MRMI and EPT agreed to cooperate to consult appropriate governmental authorities as to the steps necessary to obtain authorization to relocate the gaming licenses currently used to operate the Monticello Casino and Raceway to the Casino Project such that, upon its substantial completion, MRMI shall be entitled to obtain any required gaming license to operate the Casino Project without the need for any further discretionary action by applicable governmental authorities. The development of the Project, including the Casino Project, is contingent upon various conditions, including obtaining necessary governmental approval, as fully set forth in the MDA, and the Company's ability to obtain necessary financing.

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

On December 21, 2011 (the “Option Effective Date”), MRMI entered into an option agreement with EPT, which was last amended by a letter agreement on August 30, 2013, between EPT and MRMI (the "Letter Agreement" and with the option agreement as amended, the “Option Agreement”). Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease certain portions of the EPT Property pursuant to the terms of a lease negotiated between the parties (the "Casino Lease"). Our rights and obligations pursuant to the Option Agreement are subject to certain existing EPT agreements.
Pursuant to the Option Agreement, the date by which the parties must execute the Casino Lease is initially extended to November 30, 2013 (such date, the “Option Exercise Period End Date”). Such date may be further extended depending on certain specified triggers relating to whether or not a proposed amendment to the New York State Constitution authorizing up to seven non-tribal casinos at locations to be determined by the Legislature (the “Constitutional Amendment”) is approved by voters in a referendum scheduled for November 5, 2013 (such extended date, the “Final Option Exercise Outside Date”).
If the Constitutional Amendment is approved, (i) MRMI may extend the Option Exercise Period End Date for up to twelve months (the “First Extended Option Exercise Period”) from November 30, 2013 to November 30, 2014 by making monthly option payments (each an “Option Payment”) and (ii) the Final Option Exercise Outside Date will be extended to a date that is 120 days from the earliest to occur of specified triggers relating to whether MRMI is chosen to receive a license to operate one of seven non-trial casinos authorized by the Constitutional Amendment or 60 days from when affiliates of MRMI enter into an agreement to develop a non-tribal casino with someone other than MRMI (each a “Trigger Event”). If a Trigger Event occurs, EPT may, in its sole discretion, extend the Final Option Exercise Outside Date by a maximum of 90 days and, before the Final Option Exercise Outside Date, waive such Trigger Event in writing (in which case the Option Agreement would continue as if such Trigger Event had not occurred).
If the Constitutional Amendment is approved but a Trigger Event has not occurred as of the end of the First Extended Option Exercise Period, (i) MRMI may extend the Option Exercise Period End Date by up to an additional twelve months (the “Second Extended Option Exercise Period”) from November 30, 2014 to November 30, 2015 by making monthly Option Payments at a higher amount. If the Constitutional Amendment is approved but a Trigger Event has not occurred as of the end of the Second Extended Option Exercise Period, MRMI may extend the Option Exercise Period End Date on a monthly basis until the occurrence of a Trigger Event by making monthly Option Payments at an even higher amount. If MRMI exercises the Option and the Casino Lease for the EPT Property is executed between the Parties, any additional amounts paid by MRMI as Option Payments shall constitute prepaid rent and shall be applied against amounts due to EPT as rent under the Casino Lease. Moreover, until the date EPT obtains a Second Tenant Commitment (as defined and discussed below), fifty percent of all payments received by EPT as Option Payments shall be refundable in the event the Option Agreement is terminated.
If the Constitutional Amendment is not approved, MRMI may extend the Option Exercise Period End Date to May 30, 2014 by making monthly Option Payments. If MRMI has not provided EPT with reasonable comfort by May 30, 2014 that MRMI is reasonably likely to obtain the financing necessary to build a proposed casino project at the EPT Property within 90 days, then the Final Option Exercise Outside Date shall not be extended and the Option Agreement and all other agreements shall terminate.

If a Trigger Event occurs, EPT shall have the immediate right to discuss or negotiate with any other entity with respect to developing a casino or seeking a gaming license regarding the EPT Property and, if MRMI has not exercised the Option by the applicable Final Option Exercise Outside Date, EPT shall have the immediate right to enter into an agreement with another entity to develop a casino or seek a gaming license with respect to the EPT Property.
Pursuant to the Letter Agreement, EPT granted to MRMI the option to purchase the EPT Property together with the other property owned by EPT at the site of the former Concord Resort, which option is exercisable upon the occurrence of a Trigger Event or any time between May 1, 2015 and June 30, 2015, at book value as of the date of the Letter Agreement plus capitalized expenses incurred by EPT after the date of the Letter Agreement through the purchase date and related to the development of the property.
The extensions of the Option Exercise Period End Date and the Final Option Exercise Outside Date pursuant to the Letter Agreement are subject to and on the following terms and conditions:

1.
On the date EPT’s Board of Directors provides an irrevocable notice to proceed with the development of the EPT Property in accordance with the terms of the Master Development Agreement, executed by the parties on December 14, 2012, all payments made by MRMI to EPT pursuant to the Option Agreement to date, which total $1,222,603, shall become non-refundable.

2.
EPT will make good faith, commercially reasonable efforts to enter into an agreement with a second tenant for the project at the EPT property by November 1, 2013 (a “Second Tenant Commitment”). In connection with the receipt of a Second Tenant Commitment, MRMI agreed to reimburse certain out-of-pocket costs and expenses incurred by such tenant, subject to a cap.

3.	The Parties will make good faith efforts to execute the Master Declaration by October 31, 2013.

4.
During the term of the Letter Agreement and other agreements of the Parties, MRMI will make good faith efforts to maintain its license to operate a VGM facility or to pursue a casino license if the Constitutional Amendment is approved. If the Constitutional Amendment is approved and MRMI fails to diligently pursue a casino license, MRMI shall notify EPT and the Final Option Exercise Outside Date shall be 60 days following the receipt of such notice by EPT.

5.
On or prior to September 30, 2013, MRMI shall provide EPT a certificate of the MRMI Board of Directors which, in substance, waives MRMI’s right to terminate the MDA pursuant to Section 14.21 thereof and prohibits MRMI, unless the Option terminates due to the occurrence of a Trigger Event, so long as EPT has provided its notice to proceed, the Master Declaration has been executed and EPT is not in breach of the Option Agreement or any other agreements between the parties, from building or operating a full-scale non-

tribal casino in its defined region under the Upstate New York State Gaming Economic Development Act anywhere other than at the EPT Property or building or operating a VGM facility anywhere other than at MRMI’s existing site or at the EPT Property for a period of five years following the termination of the Option Agreement.

In connection with the Option Agreement, we paid EPT an option payment in the amount of $750,000 on December 21, 2011 and on March 8, 2013, MRMI paid EPT a pro-rated option payment in the amount of $472,603. On September 18, 2013, EPT’s Board of Directors provided an irrevocable notice to proceed with the development of the EPT Property in accordance with the terms of the MDA. MRMI provided EPT with a certificate of the MRMI Board of Directors which waives MRMI's right to terminate the MDA (as set forth above). Therefore, all payments made by MRMI to EPT pursuant to the Option Agreement to date, which total $1,222,603, have become non-refundable. As of September 30, 2013 approximately $815,000 of the $1,222,603 has been expensed.

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

The retail value amounts included in promotional allowances for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Food and beverage	$537	$393	$1,370	$1,133
Non-subsidized free play	1,072	407	2,045	657
Players club awards	114	169	432	409
Total retail value of promotional allowances	$1,723	$969	$3,847	$2,199

The estimated cost of providing complimentary food, beverages and other items for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Food and beverage	$570	$382	$1,583	$1,138
Non-subsidized free play	633	240	1,207	388
Players club awards	114	169	432	409
Total cost of promotional allowances	$1,317	$791	$3,222	$1,935

Accounts receivable
Accounts receivable, net of allowances, are stated as the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2013 and

December 31, 2012, the Company recorded an allowance for doubtful accounts of approximately $201,000 and $202,000 respectively.

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

The following table shows the approximate number of common stock equivalents outstanding at September 30, 2013 and 2012 that could potentially dilute basic earnings per share in the future.

	Outstanding as of September 30,
	2013	2012
Options	2,171,000	2,077,000
Warrants	1,083,000	1,083,000
Option matching rights	1,224,000	1,276,000
Restricted stock	50,000	170,000
Shares to be issued upon conversion of convertible debt	6,575,000	6,575,000
Total	11,103,000	11,181,000

Fair value
The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by FASB, for its financial assets and liabilities that had not been previously carried at fair value. The Company’s financial instruments are comprised of current assets, current liabilities and a long-term loan, related party. Current assets and current liabilities approximate fair value due to their short-term nature. As of September 30, 2013, the Company’s management was unable to reasonably estimate the fair value of the long-term loan, related party due to the inability to obtain quotes for similar credit facilities.

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

Note C. Project Development Costs

On December 21, 2011 (the “Option Effective Date”), MRMI entered into an option agreement with EPT, which was last amended by a letter agreement on August 30, 2013, between EPT and MRMI (as amended, the “Option Agreement”). Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease certain portions of the EPT Property pursuant to the terms of a lease negotiated between the parties. Our rights and obligations pursuant to the Option Agreement are subject to certain existing EPT agreements.
In connection with the Option Agreement, MRMI paid EPT an option payment in the amount of $750,000 on December 21, 2011 and on March 8, 2013, MRMI paid EPT a pro-rated option payment in the amount of $472,603. On September 18, 2013, EPT’s Board of Directors provided an irrevocable notice to proceed with the development of the EPT

Property in accordance with the terms of the MDA. Therefore, all payments made by MRMI to EPT pursuant to the Option Agreement to date, which total $1,222,603, have become non-refundable. As of September 30, 2013 approximately $815,000 of the $1,222,603 has been expensed.
In addition to the Option Payment, project development costs included other direct costs incurred by the Company in consummating the Option Agreement and related lease. At September 30, 2013 and December 31, 2012, project development costs totaled approximately $15.7 million and $11.5 million respectively.

Note D. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Liability for horseracing purses	$1,251	$950
Accrued payroll	1,373	1,143
Accrued redeemable points	403	392
Liability to NYL	1,029	404
Liability for local progressive jackpot	764	556
Accrued professional fees	2,023	3,172
Series E preferred stock - accrued dividend payable	1,291	—
Accrued other	1,021	788
Total accrued expenses and other current liabilities	$9,155	$7,405

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

Note F. Bryanston Settlement Agreement
Effective as of June 30, 2013 (the “Closing Date”), the Company, Kien Huat, Colin Au Fook Yew (“Au”) and Joseph D'Amato (“D'Amato” and, together with the Company, Kien Huat and Au, the “Company Parties”) consummated the closing of a Settlement Agreement and Release (the “Settlement Agreement”) with Stanley Stephen Tollman (“Tollman”) and Bryanston Group, Inc. (“Bryanston Group” and, together with Tollman, the “Bryanston Parties”) (See also Note I Commitments and Contingencies Legal Proceedings). Pursuant to the Settlement Agreement, the Company Parties and the Bryanston Parties agreed to the settlement of certain claims relating to shares of Series E Preferred Stock of the Company (the “Preferred Stock”) held by the Bryanston Parties and that certain Recapitalization Agreement, dated December 10, 2002, by and between, among others, the Bryanston Parties and a predecessor to the Company (the “Recapitalization Agreement”), pursuant to which the Bryanston Parties acquired the Preferred Stock. On the Closing Date, the Recapitalization Agreement terminated and ceased to have any further force and effect as between the Bryanston Parties and the Company.

In consideration for the mutual release of all claims, Empire shall redeem, purchase and acquire the Preferred Stock from the Bryanston Parties in accordance with the following timeline and payment schedule and based upon the closing by the Company of third party financing in an aggregate amount sufficient to enable the Company to complete the construction of its Casino Project (the “Concord Event”).
On June 30, 2013 all Preferred Stock held by Tollman was redeemed for approximately $1.5 million.
On the earlier to occur of the Concord Event and January 1, 2014, a payment of all dividends accrued and unpaid since December 10, 2002 (the “Accrued Dividends”), approximately $1.3 million, on Tollman's Preferred Stock from funds legally available to the Company to effect such payment are due. This amount is reflected as a current liability as of September 30, 2013.
If the Concord Event occurs on or before December 31, 2013, all Preferred Stock and Accrued Dividends held by Bryanston will be redeemed at $22.8 million from funds legally available to the Company to effect such payment are due.
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
If the Concord Event does not occur before December 31, 2014, the Annual Dividend for calendar year 2014 shall be paid to Bryanston in the amount of approximately $1.2 million prior to the thirtieth (30th) day following December 31, 2014 from funds legally available to the Company to effect such payment.
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
As a result of the Settlement Agreement, and pursuant to ASC 480, the Series E Preferred Stock became contractually redeemable subject to the terms and conditions of the Settlement Agreement and has been classified as a liability on the accompanying balance sheet. The amount of the liability of $22.8 million is the amount at which it would be settled if the redemption occurred as of the balance sheet date. The difference between the carrying amount and the amount recorded in the balance sheet at September 30, 2013 pursuant to the Settlement Agreement has been reflected as a deemed dividend during the nine months ended September 30, 2013.

Note G. Stockholders’ Equity

Stock-based compensation expense was approximately $65,000 and $155,000 for the three months ended September 30, 2013 and 2012, respectively and approximately $215,000 and $506,000 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was approximately $38,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under Empire’s plans. That cost is expected to be recognized over the remaining vesting period of less than one year. This expected cost does not include the impact of any future stock-based compensation awards.

On February 12, 2013, Empire's Board of Directors (the "Board") authorized the issuance of 75,530 shares of our common stock in payment of dividends due for the year ended December 31, 2012 on our Series B Preferred Stock. The recorded value of these shares was approximately $167,000.

On April 30, 2013, Empire commenced its April 2013 Rights Offering which expired on May 30, 2013. At the completion of the April 2013 Rights Offering, the Company issued a total of 6,032,153 shares of common stock and raised approximately $11.4 million in gross proceeds.

The Company has used the net proceeds of the April 2013 Rights Offering, which was approximately $11.2 million following the deduction of expenses relating to the April 2013 Rights Offering, to fund the expenses of the Company’s Casino Project, which includes permitting, infrastructure and shared master planning costs and expenses, and for general working capital purposes.
Note H. Concentration

The Company has two debtors, before Accounts Receivable allowances, that consist of Western OTB and Suffolk OTB which represented 18% and 17%, respectively, of the total outstanding accounts receivables as of September 30, 2013. The Company had two debtors, before Accounts Receivable allowances, that consisted of Hawthorne OTB and Suffolk OTB which represented 19% and 15%, respectively, of the total outstanding accounts receivable as of December 31, 2012. On May 11, 2012, Suffolk OTB filed a Chapter 9 Bankruptcy Petition but continues to pay commissions to the Company on a current basis.

Note I. Commitments and Contingencies
Legal Proceedings

Bryanston Group v. Empire Resorts, Inc. and Bryanston Group v. Kien Huat Realty III, Limited
Effective as of June 30, 2013 (the “Closing Date”), the Company Parties consummated the closing of a Settlement Agreement and Release (the “Settlement Agreement”) with the Bryanston Parties relating to the actions entitled Bryanston Group v. Empire Resorts, Inc. pending in the New York Supreme Count (the "New York Court Proceeding") and Bryanston Group v. Kien Huat Realty III, Limited pending in the United States District Court for the Southern District of New York (the "Federal Court Proceeding"). Pursuant to the Settlement Agreement, the Company Parties and the Bryanston Parties agreed to the settlement of claims relating to shares of Series E Preferred Stock of the Company (the “Preferred Stock”) held by the Bryanston Parties and that certain Recapitalization Agreement, dated December 10, 2002, by and between, among others, the Bryanston Parties and a predecessor to the Company (the “Recapitalization Agreement”), pursuant to which the Bryanston Parties acquired the Preferred Stock. On the Closing Date, the Recapitalization Agreement terminated and ceased to have any further force and effect as between the Bryanston Parties and the Company.

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
Monticello Raceway Management, Inc. v. Concord Associates L.P.
On January 25, 2011, our subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who is a significant stockholder. The lawsuit seeks amounts that are owed to us under an agreement between Concord, MRMI and the Monticello Harness Horsemen’s Association, Inc. (the “Horsemen’s Agreement”). Pursuant to the Horsemen’s Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord Hotel and former Concord Resort or July 31, 2011, we were to continue to pay to the Monticello Harness Horsemen’s Association, Inc. 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, we believe Concord owed us approximately $300,000 for the VGM Shortfall. Concord contested its responsibility to make such VGM Shortfall payments to us. Both parties filed appeals. On March 28, 2013, the Appellate Court ordered the reversal of the denial of our summary judgment and awarded our cross motion to the extent of awarding partial summary judgment on the issue of liability on the breach of contract cause of action. A trial date on the the issue of our damages has been set for December 11, 2013.
Concord Associates, L.P. v. Entertainment Properties Trust
On September 18, 2013, the United States District Court for the Southern District of New York (“SDNY”) granted Motions to Dismiss filed by us and all other defendants. This lawsuit was filed in March 2012, by Concord and various affiliates in the United States District Court for the Southern District of New York ("SDNY") and asserted in an amended complaint various federal antitrust claims against us, EPR, EPT, Genting NY LLC and Kien Huat. The lawsuit arises out of our exclusivity agreement and option agreement with EPT to develop the site of the EPT Property located in Sullivan County, New York. Concord brought federal antitrust claims alleging conspiracy in restraint of trade, conspiracy to monopolize and monopolization. Concord also brought state law claims for tortious interference with contract and business relations. Concord sought damages in an amount to be determined at trial but not less than subject to automatic trebling under federal antitrust laws), unspecified punitive damages and permanent injunctive relief. In its decision, the SDNY dismissed Concord’s federal antitrust claims with prejudice and dismissed Concord's state law claims without prejudice. On October 2, 2013, Concord filed a Motion for Reconsideration and on October 18, 2013, Concord filed a Notice of Appeal. On October 22, 2013, the United States Court of Appeals for the Second Circuit issued a Notice of Stay of Appeal pending the outcome of the Motion for Reconsideration. We believe this lawsuit is without merit and we will aggressively defend our interests.
Concord Associates, L.P. v. Town of Thompson
On October 2, 2013, the New York Supreme Court in Sullivan County (the “Court”) denied in its entirety the Article 78 petition (the “Petition”) filed by Concord on or about May 14, 2013. The Petition named the Town of Thompson and its Town Board and Planning Board, and EPT as respondents. The proceeding challenged the actions and determinations made by the Town Board and the Planning Board regarding the Project in Sullivan County. On or about October 30, 2013, Concord filed a Notice of Appeal. We believe this proceeding is without merit and we will aggressively protect our interests.
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
Regulation
At its meeting held on January 31, 2013, the New York State Racing and Wagering Board (“RWB”) approved the Company's racetrack and simulcast license applications for the 2013 calendar year. Generally, the annual license renewal process requires the RWB to review the financial responsibility, experience, character and general fitness of MRMI and its management. The tax law was amended on July 30, 2013, to provide that all current VGM licenses shall expire on June 30, 2014. All VGM renewal licenses shall be valid for a period of five (5) years and the New York State Gaming Commission ("NYSGC") may decline to renew licenses, after notice and an opportunity for a hearing, for certain violations of gaming laws or the failure of the licensee or its stockholders to be of the requisite good character or financial fitness.

On February 1, 2013, the NYSGC became effective. The NYSGC was formally created via Chapter 60 of the Laws of 2012 as part of the 2012/2013 Enacted State Budget. The legislation merged the RWB with the New York Lottery ("NYL") into the NYSGC which is a single state agency. The legislation that created the NYSGC provides that the Board of the NYSGC shall consist of seven members. As of November 4, 2013, four members have been appointed to the Board of the NYSGC. The NYSGC has the authority and responsibility to promulgate rules and regulations. The legislation specifies that all rules, regulations, acts, orders, determinations and decisions of the NYL and RWB shall continue as rules, regulations, acts, orders, determinations and decisions of the NYSGC until modified or abrogated by the NYSGC and all of the functions and powers and obligations and duties of the RWB and NYL were transferred to the NYSGC. Our VGM, harness horseracing and simulcast activities in the State of New York are overseen by the NYSGC.

We have joined with other VGM facility operators in New York State to form the New York Gaming Association, whose principal effort is to seek approval for passage of a constitutional amendment authorizing table games at the VGM facilities in New York, which would permit us to develop and operate a full-scale casino which would include slot machines and table game wagering and the extension of credit. Generally, a constitutional amendment must be approved by both houses of the New York State Legislature (“Legislature”), approved again by a newly elected Legislature, and approved by the voters at a general election, in which instance it becomes effective on the following January 1. On March 15, 2012, Governor Andrew Cuomo, Assembly Speaker Sheldon Silver and Senate Majority Leader Dean Skelos announced that a constitutional amendment authorizing up to seven non-tribal casinos at locations to be determined by the Legislature, was approved by the Legislature. On June 21, 2013, the newly elected Legislature passed the amendment. Therefore, there will be a general referendum on November 5, 2013. In October 2013, an Article 78 petition was filed in the New York State Supreme Court (the “Court”) against the Co-Chairs of the New York State Board of Elections (“SBOE”) seeking: (1) a declaration and determination that the SBOE’s dissemination of a ballot proposal and abstract for a proposed constitutional amendment to permit full-scale casino gaming violates the New York State Constitution and Election Law; and (2) an injunction restraining the SBOE from allowing the proposed amendment to be voted upon at the November 5, 2013 general election. On October 16, 2013, the Court granted SBOE’s motion to dismiss the petition. However, there can be no assurance given that an amendment to the New York State Constitution to permit full-scale casino gaming will be passed in a timely manner, or at all, or that, if such amendment were passed, we would be able to effectively develop and operate a full-scale casino.
On July 30, 2013, the Upstate New York Gaming Economic Development Act (“Gaming Act”) (as more fully discussed below) was enacted. Effective immediately, if any existing video lottery gaming licensee pays in excess of one thousand dollars ($1,000.00) in support of or in opposition to the constitutional amendment regarding full-scale casino gaming, it must be reported to the NYSGC simultaneously with the SBOE filings, if any, with a copy of all communications. The NYSGC will post on its website all campaign receipt/expenditure reports received from the SBOE.

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

The parties envision us developing a comprehensive resort destination that includes a VGM casino and a harness racetrack and may also include one or more hotels, food and beverage outlets, a spa facility, retail venues, space for conferences, meetings, entertainment and special events in a multi-purpose conference space supported by separate meeting rooms and parking facilities (the “Casino Project”). In addition to the Casino Project, the Project is expected to include a golf course and a resort including a variety of amenities.

In accordance with the terms of the MDA, we are responsible for the development and construction of the Casino Project. We shall then be responsible for maintaining and operating the Casino Project in accordance with the operating standards contained in the Casino Lease (as defined below), to be entered into by and between EPT and us prior to the commencement of construction on the Casino Project. We and EPT agreed to cooperate to consult appropriate governmental authorities as to the steps necessary to obtain authorization to relocate the gaming licenses currently used to operate the Monticello Casino and Raceway to the Casino Project such that, upon its substantial completion, we shall be entitled to obtain any required gaming license to operate the Casino Project without the need for any further discretionary action by applicable governmental authorities. The development of the Project, including the Casino Project, is contingent upon various conditions, including obtaining necessary governmental approval, as fully set forth in the MDA, and the Company's ability to obtain necessary financing.

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

On December 21, 2011 (the “Option Effective Date”), MRMI entered into an option agreement with EPT, which was last amended by a letter agreement on August 30, 2013, between EPT and us (the "Letter Agreement" and with the option agreement as amended, the “Option Agreement”). Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease certain portions of the EPT Property pursuant to the terms of a lease negotiated between the parties (the "Casino Lease"). Our rights and obligations pursuant to the Option Agreement are subject to certain existing EPT agreements.
Pursuant to the Option Agreement, the date by which the parties must execute the Casino Lease is initially extended to November 30, 2013 (such date, the “Option Exercise Period End Date”). Such date may be further extended depending on certain specified triggers relating to whether or not a proposed amendment to the New York State Constitution authorizing up to seven non-tribal casinos at locations to be determined by the Legislature (the “Constitutional Amendment”) is approved by voters in a referendum scheduled for November 5, 2013 (such extended date, the “Final Option Exercise Outside Date”).
If the Constitutional Amendment is approved, (i) MRMI may extend the Option Exercise Period End Date for up to twelve months (the “First Extended Option Exercise Period”) from November 30, 2013 to November 30, 2014 by making monthly option payments (each an “Option Payment”) and (ii) the Final Option Exercise Outside Date will be extended to a date that is 120 days from the earliest to occur of specified triggers relating to whether MRMI is chosen to receive a license to operate one of seven non-trial casinos authorized by the Constitutional Amendment or 60 days from when affiliates of MRMI enter into an agreement to develop a non-tribal casino with someone other than MRMI (each a “Trigger Event”). If a Trigger Event occurs, EPT may, in its sole discretion, extend the Final Option Exercise Outside Date by a maximum of 90 days and, before the Final Option Exercise Outside Date, waive such Trigger Event in writing (in which case the Option Agreement would continue as if such Trigger Event had not occurred).
If the Constitutional Amendment is approved but a Trigger Event has not occurred as of the end of the First Extended Option Exercise Period, (i) MRMI may extend the Option Exercise Period End Date by up to an additional twelve months (the “Second Extended Option Exercise Period”) from November 30, 2014 to November 30, 2015 by making monthly Option Payments at a higher amount. If the Constitutional Amendment is approved but a Trigger Event has not occurred as of the end of the Second Extended Option Exercise Period, MRMI may extend the Option Exercise Period End Date on a monthly basis until the occurrence of a Trigger Event by making monthly Option Payments at an even higher amount. If MRMI exercises the Option and the Casino Lease for the EPT Property is executed between the Parties, any additional amounts paid by MRMI as Option Payments shall constitute prepaid rent and shall be applied against amounts due to EPT as rent under the Casino Lease. Moreover, until the date EPT obtains a Second Tenant Commitment (as defined and discussed below), fifty percent of all payments received by EPT as Option Payments shall be refundable in the event the Option Agreement is terminated.
If the Constitutional Amendment is not approved, MRMI may extend the Option Exercise Period End Date to May 30, 2014 by making monthly Option Payments. If MRMI has not provided EPT with reasonable comfort by May 30, 2014 that MRMI is reasonably likely to obtain the financing necessary to build a proposed casino project at the EPT Property within 90 days, then the Final Option Exercise Outside Date shall not be extended and the Option Agreement and all other agreements shall terminate.

If a Trigger Event occurs, EPT shall have the immediate right to discuss or negotiate with any other entity with respect to developing a casino or seeking a gaming license regarding the EPT Property and, if MRMI has not exercised the Option by the applicable Final Option Exercise Outside Date, EPT shall have the immediate right to enter into an agreement with another entity to develop a casino or seek a gaming license with respect to the EPT Property.
Pursuant to the Letter Agreement, EPT granted to MRMI the option to purchase the EPT Property together with the other property owned by EPT at the site of the former Concord Resort, which option is exercisable upon the occurrence of a Trigger Event or any time between May 1, 2015 and June 30, 2015, at book value as of the date of the Letter Agreement plus capitalized expenses incurred by EPT after the date of the Letter Agreement through the purchase date and related to the development of the property.
The extensions of the Option Exercise Period End Date and the Final Option Exercise Outside Date pursuant to the Letter Agreement are subject to and on the following terms and conditions:

1.
On the date EPT’s Board of Directors provides an irrevocable notice to proceed with the development of the EPT Property in accordance with the terms of the Master Development Agreement, executed by the parties on December 14, 2012, all payments made by MRMI to EPT pursuant to the Option Agreement to date, which total $1,222,603, shall become non-refundable.

2.
EPT will make good faith, commercially reasonable efforts to enter into an agreement with a second tenant for the project at the EPT property by November 1, 2013 (a “Second Tenant Commitment”). In connection with the receipt of a Second Tenant Commitment, MRMI agreed to reimburse certain out-of-pocket costs and expenses incurred by such tenant, subject to a cap.

3.	The Parties will make good faith efforts to execute the Master Declaration by October 31, 2013.

4.
During the term of the Letter Agreement and other agreements of the Parties, MRMI will make good faith efforts to maintain its license to operate a VGM facility or to pursue a casino license if the Constitutional Amendment is approved. If the Constitutional Amendment is approved and MRMI fails to diligently pursue a casino license, MRMI shall notify EPT and the Final Option Exercise Outside Date shall be 60 days following the receipt of such notice by EPT.

5.
On or prior to September 30, 2013, MRMI shall provide EPT a certificate of the MRMI Board of Directors which, in substance, waives MRMI’s right to terminate the MDA pursuant to Section 14.21 thereof and prohibits MRMI, unless the Option terminates due to the occurrence of a Trigger Event, so long as EPT has provided its notice to proceed, the Master Declaration has been executed and EPT is not in breach of the Option Agreement or any other agreements between the parties, from building or operating a full-scale non-tribal casino in its defined region under the Upstate New York State Gaming Economic Development Act anywhere other than at the EPT Property or building or operating a VGM facility anywhere other than at MRMI’s existing site or at the EPT Property for a period of five years following the termination of the Option Agreement.

      In connection with the Option Agreement, we paid EPT an option payment in the amount of $750,000 on December 21, 2011, and on March 8, 2013, we paid EPT a pro-rated option payment in the amount of $472,603. On September 18, 2013, EPT’s Board of Directors provided an irrevocable notice to proceed with the development of the EPT Property in accordance with the terms of the MDA. MRMI provided EPT with a certificate of the MRMI Board of Directors which waives MRMI's right to terminate the MDA (as set forth above). Therefore, all payments made by MRMI to EPT pursuant to the Option Agreement to date, which total $1,222,603, have become non-refundable. As of September 30, 2013 approximately $815,000 of the $1,222,603 has been expensed.

In the process of obtaining necessary governmental approval, on March 8, 2012, EPT and we presented an overview of the master plan for redevelopment of the EPT Property to the Town of Thompson Town Board ("Town Board") and formally submitted the proposed redevelopment plan to the Town of Thompson for an assessment of its environmental impact as prescribed by the State Environmental Quality Review provisions of the New York Environmental Conservation Law ("SEQR"). The SEQR hearing was held on August 28, 2012. The SEQR process was continued by the Town Board on January 2, 2013, when the Town Board accepted a Final Environmental Impact Statement for the entire development project, including Phase I, namely, the Casino Project. On January 15, 2013, the Town Board, as Lead Agency, issued an Environmental Findings Statement for the entire development project and held public hearings on the proposed zoning amendments to the Planned

Resort Development provisions of the zoning law of the Town of Thompson and regarding a new Comprehensive Development Plan ("CDP") for the entire project site. After the close of the public hearings, the Town Board unanimously approved the zoning amendments and also approved the CDP for the entire site. On February 13, 2013, EPT and MRMI filed a site plan application for Phase I and a subdivision application for the EPT Property with the Town of Thompson Planning Board ("Planning Board") and the Planning Board conducted an informal review of those applications with representatives of EPT and us. The site plan application describes the facilities that will be developed during Phase I. On March 13, 2013, there was a joint public hearing before the Planning Board on the site plan application for Phase I and the subdivision application. On April 10, 2013, the Planning Board granted preliminary site plan approval for Phase I and preliminary subdivision approval for the EPT Property. On July 10, 2013, the Planning Board granted final site plan approval for Phase I. MRMI will be required to submit detailed construction plans to the Town, and receive other regulatory approvals, including approvals from the U.S. Army Corps of Engineers and the New York State departments of Environmental Conservation, Transportation, and Health prior to its ability to commence construction.

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

Effective on January 1, 2014, the Gaming Act amends the racing, pari-mutuel wagering and breeding law in relation to account wagering. The Gaming Act addresses the requirements for account wagering licenses and sets licensing and wagering fees for out-of-state account wagering licensees. NYSGC began accepting account wagering license applications in October 2013.

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
On November 8, 2011, the voters in New Jersey approved a constitutional amendment permitting the Legislature to authorize by law wagering, at casinos in Atlantic City and at current or former racetracks, on the results of professional, certain college, and amateur sport and athletic events. In January 2012, the New Jersey State Legislature approved a bill that would allow the state Casino Control Commission to issue licenses to casinos and racetracks to accept bets on some professional and collegiate events which was thereafter signed into law by Governor Christie. In October 2012, the final adoption of the regulations for sports wagering was published in the New Jersey Register enabling the New Jersey Division of Gaming Enforcement ("DGE") to begin accepting applications for racetracks and Atlantic City casinos to provide sports wagering. The National Collegiate Athletic Association and several professional sports leagues (collectively, “the Leagues”) filed a Complaint to prevent the implementation of New Jersey's sports wagering law. The Leagues filed a Motion for Summary Judgment and sought to enjoin the implementation of the sports wagering law. The State of New Jersey ("NJ") filed a Cross Motion for Summary Judgment and challenged the constitutionality of the Professional and Amateur Sports Protection Act (“PASPA”). The US District Judge filed an Order determining that PASPA is constitutional, granting the Leagues' Motion for Summary Judgment and a permanent injunction against the implementation of the sports wagering law and denying NJ's Cross Motion for Summary Judgment. NJ filed a Notice of Appeal in the US Court of Appeals for the Third Circuit and on September 17, 2013, the Court of Appeals upheld the District Court's ruling. The ability for racetracks and casinos to offer sports wagering, however, remains pending due to the existing federal ban on such wagering and the outcome of the appeal of the federal lawsuit.
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

On February 25, 2013, Governor Christie signed legislation legalizing Internet gaming. The law authorizes the DGE to license, regulate, investigate and take any other action regarding all aspects of authorized games conducted through the Internet. All hardware, software, and other equipment that is involved with Internet gaming will be located in casino facilities in Atlantic City, NJ. Casino licensees must hold an Internet gaming permit in order to engage in Internet wagering activity. The law provides that wagers may be accepted from individuals who are not physically present in New Jersey if the DGE determines that such wagering is not inconsistent with federal law or the law of the jurisdiction, including any foreign nation, in which any such person is located. The law is effective, however it is inoperative until the DGE selects the date on which it becomes operative, which shall not be less than three (3) months, nor more than nine (9) months, after the date of enactment of the law. The authorization to conduct Internet gaming expires ten (10) years following the operative date established by the DGE. Proposed regulations and amendments to implement mobile and Internet gaming consistent with the enabling statutes were effective on October 21, 2013 with additional temporary regulations that were effective on October 28, 2013. The DGE has approved several Internet Gaming Permit Holders and expects casino licensees to begin internet gaming operations on November 21, 2013.

Results of Operations
The results of operations for three months ended September 30, 2013 and 2012 (unaudited) are summarized below:

	9/30/2013	9/30/2012	Variance	Percentage Variance
	(dollars in thousands)
Revenues:
Gaming	$17,844	$17,593	$251	1%
Food, beverage, racing and other	3,557	3,096	461	15%
Gross revenues	21,401	20,689	712	3%
Less: Promotional allowances	(1,723)	(969)	(754)	(78)%
Net revenues	19,678	19,720	(42)	—%
Costs and expenses:
Gaming	12,943	12,536	(407)	(3)%
Food, beverage, racing and other	2,940	2,744	(196)	(7)%
Selling, general and administrative	3,773	3,028	(745)	(25)%
Stock-based compensation	65	155	90	58%
Depreciation	346	346	—	—%
Total costs and expenses	20,067	18,809	(1,258)	(7)%
(Loss) income from operations	(389)	911	(1,300)	(143)%
Amortization of deferred financing costs	(18)	(12)	(6)	(50)%
Interest expense	(336)	(286)	(50)	(17)%
Interest income	—	1	(1)	(100)%
(Loss) income before income taxes	(743)	614	(1,357)	(221)%
Income tax provision	—	(10)	10	(100)%
Net (loss) income	$(743)	$604	$(1,347)	(223)%
Gaming revenue
Gaming revenue increased by $251,000 or 1% for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. As part of our marketing efforts, we substantially increased our non-subsidized free play which has increased our gross gaming revenue and promotional allowances. Our net gaming revenue declined approximately, $413,000 for the three months ended year over year. VGM hold percentage of 7.4% remained unchanged for the three months ended September 30, 2013 and 2012, respectively. The average daily win per unit increased slightly from $172.28 in 2012 to $174.74 in 2013 for the three months. In addition the handle increased approximately $4.2 million or 1.8%, for the three months end September 30, 2013 as compared to September 30, 2012 largely due to the increased free play. During the third quarter we expanded our marketing initiatives to increase frequency of guest visits and increase the percentage of rated play from our guests including guests with lower gaming budgets. Marketing programs are being implemented to refocus our efforts to attract mid and high level player segments.
Food, beverage, racing and other revenue
Food, beverage, racing and other revenue increased by $461,000 or 15%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Food and beverage increased by $134,000 for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Food revenue increased approximately $83,000 and beverage revenue increased approximately $51,000, both largely due to higher complimentary revenue from marketing promotions.. Racing revenue increased by $234,000 for the three months ended September 30, 2013 as compared to September 30, 2012 primarily due to higher Simulcasting revenue during the quarter. In addition, other revenue increased by $93,000 due to an insurance settlement related to damage incurred during Hurricane Sandy in October 2012.

Promotional allowances

Promotional allowances increased by $754,000 or 78%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. This was primarily due to an increase in non-subsidized free play of $665,000. This resulted in an increase in gross gaming revenue and promotional allowances. In addition, food and beverage comps increased by $129,000 and player club awards decreased by $40,000.
Gaming costs
Gaming costs increased by $407,000 or 3%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due to higher New York Lottery ("NYL") and other commissions of $189,000, resulting from an increase in gaming revenue, including taxable free play, as compared to the same period in the prior year. Gaming wages increased by $85,000 and related benefit costs increased by $100,000 as compared to the same period in the prior year. The increase in benefits and tax costs are largely due to higher medical benefits. In addition, other gaming expenses increased $33,000 as compared to the same period in the prior year.
Food, beverage, racing and other costs
Food, beverage, racing and other costs increased approximately $196,000 or 7%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. Higher purses of $470,000 and wages and related costs of $18,000. These increases were off set by decreases in other costs of service of approximately $292,000. The increase in payroll and related costs is largely due to collective bargaining agreement costs for increased sick, vacation and holiday pay starting in 2013 and higher medical benefit costs.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $745,000 or 25%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to higher other selling, general and administrative of $1,049,000. The majority of this pertains to the amortization of the EPR deposits in the amount of $815,000. The EPR Option payments are being amortized over three months and two months have been expensed in the third quarter. This increases was offset by decreases in marketing related expenses of $57,000 and legal and and professional fees related expenses of $247,000.
Stock-based compensation expense
Stock-based compensation expense decreased by $90,000 or 58%, primarily as a result of reduced number of options vesting and granted to directors and officers for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.
Interest expense
Interest expense increased $50,000 or 17%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The interest on the loan agreement between the Company and Kien Huat that became effective per the Amendment to the Loan Agreement dated August 9, 2012 increased from 5% to 7.5%.

The results of operations for the nine months ended September 30, 2013 and 2012 (unaudited) are summarized below:

	9/30/2013	9/30/2012	Variance	Percentage Variance
	(dollars in thousands)
Revenues:
Gaming	$49,440	$48,634	$806	2%
Food, beverage, racing and other	9,837	9,426	411	4%
Gross revenues	59,277	58,060	1,217	2%
Less: Promotional allowances	(3,847)	(2,199)	(1,648)	(75)%
Net revenues	55,430	55,861	(431)	(1)%
Costs and expenses:
Gaming	36,175	35,082	(1,093)	(3)%
Food, beverage, racing and other	8,441	8,239	(202)	(2)%
Selling, general and administrative	10,827	9,131	(1,696)	(19)%
Stock-based compensation	215	506	291	58%
Depreciation	1,018	1,036	18	2%
Total costs and expenses	56,676	53,994	(2,682)	(5)%
(Loss) income from operations	(1,246)	1,867	(3,113)	(167)%
Amortization of deferred financing costs	(54)	(12)	(42)	(350)%
Interest expense	(995)	(729)	(266)	(36)%
Interest income	—	4	(4)	(100)%
(Loss) income before income taxes	(2,295)	1,130	(3,425)	(303)%
Income tax provision	—	(16)	16	(100)%
Net (loss) income	$(2,295)	$1,114	$(3,409)	(306)%
Gaming revenue
Gaming revenue increased by $806,000 or 2% for the nine months ended September 30, 2013, as compared to the months ended September 30, 2012. As part of our marketing efforts, we substantially increased our non-subsidized free play which has increased our gross gaming revenue and promotional allowances. Our net gaming revenue declined approximately, $581,000 for the nine months ended year over year. VGM hold percentage was 7.4% for the nine months ended September 30, 2013 versus 7.2% for the nine months ended 2012. The average daily win per unit increased from $160.49 for the nine months ended September 30, 2012 to $163.15 for the nine months ended September 30, 2013. These offset a slight handle decrease of approximately $1.1 million for the nine months end September 30, 2013 as compared to September 30, 2012. In 2013 we expanded our marketing initiatives to increase frequency of guest visits and increase the percentage of rated play from our guests including guests with lower gaming budgets. Marketing programs are being implemented to refocus our efforts to attract mid and high level player segments.
In addition, 2012 had an additional day of gaming due to leap year and fewer inclement weather days than 2013 that affected our volume.
Food, beverage, racing and other revenue
Food, beverage, racing and other revenue increased by $411,000 or 4%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Food and beverage revenue increased by $287,000 and other revenue increased by $239,000 for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in food and beverage revenue was largely due to higher complimentary revenue from marketing promotions and the increase in other revenue is largely due to insurance settlements received related to damage incurred during for Hurricane Sandy in October 2012. These increases were offset by a decrease in racing of $115,000 for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The decrease is primarily due to lower receipt of OTBs statutory payments this quarter versus the same quarter last year. Due to the uncertainty of collection these payments are accounted for as received.

Promotional allowances
Promotional allowances increased by $1,648,000 or 75%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to a substantial increase in non-subsidized free play of $1,388,000. Part of $1,388,000 year over year increase was due to approximately $195,000 in credits received for free play from the NYL in 2012. The increase in non-subsidized free play increased both gross gaming revenue and promotional allowance. In addition, food and beverage comps increased by $185,000 and player club awards increased by $75,000.
Gaming costs
Gaming costs increased by $1,093,000 or 3%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to higher NYL and other commissions of $589,000, resulting from an increase in gaming revenue, including taxable free play, as compared to the same period in the prior year. In addition, gaming wages increased by $192,000 and related benefit costs increased by $399,000 as compared to the same period in the prior year. The benefits cost increases are largely due to higher medical benefits. These increases were offset by a reduction in other gaming expenses of $87,000 as compared to the same period in the prior year.
Food, beverage, racing and other costs
Food, beverage, racing and other costs increased approximately $202,000 or 2% for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to increased purses expenses of $135,000 and increased food and beverage cost of goods expense in the amount of $103,000. In addition, other food, beverage and racing expenses increased $24,000. These increases were offset by a reduction in wages and related costs in the amount of $60,000.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $1,696,000 or 19%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to higher other selling, general and administrative expenses of $985,000. The majority of this pertains to the amortization of the EPR deposit in the amount of $815,000 The EPR deposits are being amortized over three months and two months have been expensed year to date. In addition, legal and professional fees were higher in the amount of $778,000. The significant increase in legal and professional fees are largely due to higher than expected legal fees. These increases were offset by lower marketing and related expenses of $67,000.
Stock-based compensation expense
Stock-based compensation decreased by $291,000 or 58%, primarily as a result of reduced number of options vesting and granted to directors and officers for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.
Interest expense
Interest expense increased $266,000 or 36%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The interest on the loan agreement between the Company and Kien Huat that became effective per the Amendment to the Loan Agreement dated August 9, 2012 increased from 5% to 7.5%.
Liquidity and Capital Resources
The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances, cash generated from operations and proceeds from the April 2013 Rights Offering (as defined below) will be sufficient to meet its working capital requirements for at least the next twelve months. The adequacy of these resources to meet the Company’s liquidity needs beyond that period will depend on the Company’s growth, operating results, the status of the Casino Project and ability to refinance or otherwise satisfy its long-term loan with a related party.  If construction of the Casino Project is commenced in the next twelve months, or if the Company decides to seek a license to operate a full-scale casino if the Constitutional Amendment is approved, the Company will require additional capital resources.  If the Company requires additional capital resources in connection with the Casino Project, pursuing a license to operate a full-scale casino or settlement of, or loss in, any pending litigation, it may raise additional capital in the form of debt or equity. The sale of additional equity could result in further dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.

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

The Company has used net proceeds of the April 2013 Rights Offering, which was approximately $11.2 million following the deduction of expenses relating to the April 2013 Rights Offering, to fund the expenses of the Company’s Casino Project, which includes permitting, infrastructure and shared master planning costs and expenses, and for general working capital purposes.
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
As of September 30, 2013, we had total current assets of approximately $18.6 million and current liabilities of approximately $12.2 million. We expect that we will be able to fund our operations with cash flow from operations in the ordinary course of business and with the proceeds of the April 2013 Rights Offering over at least the next twelve months.
Net cash used in operating activities was approximately $4.3 million and $641,000 provided during the nine months ended September 30, 2013 and 2012, respectively, which was primarily the result of the net change in operating assets and liabilities. Included in the decrease was an Empire Zone real estate tax credit due to us of approximately $1.2 million which was received in October 2013 and the remaining Option Agreement prepaid amount of $408,000
Net cash used in investing activities was approximately $3.9 million for the nine months ended September 30, 2013 and 2012, respectively. Project development costs decreased by $669,000 in 2013 compared to 2012 relating to the Sullivan County development project. In addition, restricted cash increased by $105,000 and the purchase of property and equipment increased approximately $528,000.
Net cash provided in financing activities was approximately $9.7 million for the nine months ended September 30, 2013. Approximately $11.4 million was received from the Rights Offering and we incurred approximately $223,000 in expenses pertaining to the Rights Offering. In addition, approximately $1.5 million was utilized for the redemption of a portion of the Series E Preferred Shares. There was no net cash used in or provided by financing activities during the nine months ended September 30, 2012.
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

Development
On December 14, 2012, EPT Concord II, LLC ("EPT"), a wholly owned subsidiary of Entertainment Properties Trust, and MRMI entered into a master development agreement (the “MDA”) to develop EPT's 1,500 acres located at the site of the former Concord Resort (the “EPT Property”). The MDA defines and governs the overall relationship between EPT and MRMI with respect to the development, construction, operation, management and disposition of the integrated destination resort and community (the "Project") to be developed by the parties on the EPT Property. In accordance with the terms of the MDA, MRMI has agreed to invest a minimum of $300 million in the development and construction of a casino and a harness racetrack and may also include one or more hotels, food and beverage outlets, a spa facility, retail venues, space for conferences, meetings, entertainment and special events in a multi-purpose conference space supported by separate meeting rooms and parking facilities (the “Casino Project”), which is a portion of the larger Project being developed by EPT and us. This amount will likely be needed over the next eighteen months as development continues. To date, our project development costs have included a $750,000 option payment to EPT and an additional prorated option payment of $472,603 by us to EPT. In addition to the option payments to EPT upon extension of the Option, project development costs included other direct costs incurred by the Company in consummating the Option Agreement and related lease, as well as other project development costs for the EPT Property. At September 30, 2013, project development costs totaled approximately $15.7 million. Additional capital resources will be required to meet the Company's obligations with respect to the Project and particularly, the Casino Project, for which additional capital in the form of debt or equity will be required. The sale of additional equity could result in significant dilution of the Company's existing stockholders and financing arrangements may not be available to the Company, or may not be available in the amounts or on terms acceptable to the Company. If required funds are unavailable, or not available on acceptable terms, we may be required to delay, scale back or eliminate some of our obligations with respect to the Project and Casino Project.

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
We carried out an evaluation as of September 30, 2013 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings.
Changes in Our Financial Reporting Internal Controls.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Monticello Raceway Management, Inc. v. Concord Associates L.P.
On January 25, 2011, our subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who is a significant stockholder. The lawsuit seeks amounts that are owed to us under an agreement between Concord, MRMI and the Monticello Harness Horsemen’s Association, Inc. (the “Horsemen’s Agreement”). Pursuant to the Horsemen’s Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord Hotel and former Concord Resort or July 31, 2011, we were to continue to pay to the Monticello Harness Horsemen’s Association, Inc. 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, we believe Concord owed us approximately $300,000 for the VGM Shortfall. Concord contested its responsibility to make such VGM Shortfall payments to us. Both parties filed appeals. On March 28, 2013, the Appellate Court ordered the reversal of the denial of our summary judgment and awarded our cross motion to the extent of awarding partial summary judgment on the issue of liability on the breach of contract cause of action. A trial date on the issue of MRMI's damages has been set for December 11, 2013.
Concord Associates, L.P. v. Entertainment Properties Trust
On September 18, 2013, the United States District Court for the Southern District of New York (“SDNY”) granted Motions to Dismiss filed by us and all other defendants. This lawsuit was filed in March 2012, by Concord and various affiliates in the SDNY and asserted in an amended complaint various federal antitrust claims against us, EPR, EPT, Genting NY LLC and Kien Huat. The lawsuit arises out of our exclusivity agreement and option agreement with EPR to develop the site of the EPT Property located in Sullivan County, New York. Concord brought federal antitrust claims alleging conspiracy in restraint of trade, conspiracy to monopolize and monopolization. Concord also brought state law claims for tortious interference with contract and business relations. Concord sought damages in an amount to be determined at trial but not less than $500 million (subject to automatic trebling under federal antitrust laws), unspecified punitive damages and permanent injunctive relief. In its decision, the SDNY dismissed Concord’s federal antitrust claims with prejudice and dismissed Concord's state law claims without prejudice. On October 2, 2013, Concord filed a Motion for Reconsideration and on October 18, 2013, Concord filed a Notice of Appeal. On October 22, 2013, the United States Court of Appeals for the Second Circuit issued a Notice of Stay of Appeal pending the outcome of the Motion for Reconsideration. We will aggressively defend our interests.

Concord Associates, L.P. v. Town of Thompson

On October 2, 2013, the New York Supreme Court in Sullivan County (the “Court”) denied in its entirety the Article 78 petition (the “Petition”) filed by Concord on or about May 14, 2013. The Petition named the Town of Thompson and its Town Board and Planning Board, and EPT as respondents. The proceeding challenged the actions and determinations made by the Town Board and the Planning Board regarding the Project in Sullivan County. On or about October 30, 2013, Concord filed a Notice of Appeal. We believe this proceeding is without merit and we will aggressively protect our interests.
Other Proceedings
We are a party from time to time to various other legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

10.1	Letter Agreement, dated August 30, 2013, by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC. *

10.2	Letter Agreement, dated August 23, 2013 by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC (1)

10.3	Letter Agreement, dated August 14, 2013, by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC (2)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL).

* Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

(1)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s Current Report on Form 8-K (an “8-K”), filed with the Securities and Exchange Commission (the “Commission”) on August 27, 2013.

(2)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s Current Report on Form 8-K (an “8-K”), filed with the Securities and Exchange Commission (the “Commission”) on August 15, 2013.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: November 4, 2013	/s/ Joseph A. D’Amato
Joseph A. D’Amato
Chief Executive Officer
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.
Dated: November 4, 2013	/s/ Laurette J. Pitts
Laurette J. Pitts
Senior Vice President, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

10.1	Letter Agreement, dated August 30, 2013, by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC. *

10.2	Letter Agreement, dated August 23, 2013, by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC (1)

10.3	Letter Agreement, dated August 14, 2013, by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC (2)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL).

* Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

(1)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s Current Report on Form 8-K (an “8-K”), filed with the Securities and Exchange Commission (the “Commission”) on August 27, 2013.

(2)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s Current Report on Form 8-K (an “8-K”), filed with the Securities and Exchange Commission (the “Commission”) on August 15, 2013.