Form 10-K
period 2013-12-31
EMPIRE RESORTS INC
filed 2014-03-18
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
The aggregate market value of the issuer’s common equity held by non-affiliates, as of June 28, 2013 was $38,967,765 based on the closing price of the registrant’s common stock on the NASDAQ Global Market.
As of March 13, 2014, there were 36,894,994 shares of the registrant’s common stock outstanding.
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
Through our wholly owned subsidiary, Monticello Raceway Management, Inc. (“MRMI”), we currently own and operate Monticello Casino and Raceway, a 45,000 square foot video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs, which includes 1,090 video lottery terminals (“VLTs”) and 20 electronic table game positions (“ETGs”). VGMs are similar to slot machines, but they are connected to a central computer system and report financial information to the central computer system. We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.
In a letter dated December 23, 2013, the New York State Gaming Commission (the "NYSGC") assigned to MRMI the race dates requested for the months of January through April of 2014. The NYSGC has not yet approved MRMI's racetrack and simulcast license renewal applications for calendar year 2014. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.
In December 2012, MRMI entered into a master development agreement (the "MDA") with EPT Concord II, LLC ("EPT") to develop 1,500 acres located at the site of the former Concord Resort in Sullivan County, New York (the "EPT Property"), which is owned by EPT and EPR Concord II, LP, each a wholly-owned subsidiary of EPR Properties Trust ("EPR"). The parties envision developing a comprehensive resort destination that will provide year-round indoor and outdoor activities, including hotels, spas, salons, entertainment, dining, retail, golf, high tech meeting and convention spaces and casino gaming (the "Project"). The initial phase of the Project contemplates the development of a casino and hotel by MRMI (the "Casino Project"). Over the past three years, the Company has expended substantial energy on designing the Casino Project and, in conjunction with EPR, working with local and state agencies and officials to obtain the necessary permits and approvals to begin construction. The Company intends to apply for a destination gaming resort license, which is described in more detail below, which would allow the Casino Project to include a full-scale casino. The development of the Project and the Casino Project is contingent upon various conditions, including obtaining all necessary governmental approvals, as described in the MDA, and the Company's ability to obtain necessary financing.
Recent Events
MRMI and the Monticello Harness Horsemen's Association ("MHHA") had an agreement (the "MHHA Agreement") that governed the conduct of MRMI and MHHA relating to horseracing purse payments, the simulcasting of horse races and certain other payments. The MHHA Agreement expired pursuant to its terms on January 31, 2014. MRMI and MHHA were attempting to negotiate a new agreement and engaged in several mediation sessions conducted by the NYSGC in an attempt to reach an agreement. Absent an agreement, MRMI will continue to run live harness races and pay MHHA members based on the requirements of statutory provisions. MRMI races will be simulcast to New York racetracks and Off-Track Betting facilities and MRMI will accept simulcast races from New York racetracks. However, because of the federal Interstate Horseracing Act, without a written agreement with the MHHA, which includes permission to simulcast into and out of New York, MRMI has suspended all simulcasting other than intra-state simulcasting.

On February 28, 2014, Mr. Au Fook Yew resigned from his positions as a member of the Board of Directors of the
Company and its subsidiaries, effective immediately. Mr. Au’s resignation was not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company’s operations, policies or practices.

On March 1, 2014, Kien Huat Realty III, Ltd. ("Kien Huat") exercised its nomination right pursuant to the Investment Agreement and identified Edmund Marinucci as its nominee to stand for election as a director of the Company to fill the vacancy created by Mr. Au’s resignation. The Nominating Committee reviewed Mr. Marinucci’s qualifications and the needs of the Company and has determined to recommend to the Board that Mr. Marinucci be appointed to the board of directors of the
Company and each subsidiary to fill the vacancies resulting from the resignation of Mr. Au. On March 11, 2014, the Board appointed Mr. Marinucci to serve as a director of the Company and each subsidiary.

On March 12, 2014, the NYSGC appointed the first three individuals to serve on the Resort Gaming Facility Location Board (“Siting Board”), the body that will be responsible for evaluating casino applications and making selections of who is eligible to apply for a destination gaming resort license in New York State. Pursuant to the Upstate New York Gaming and Economic Development Act (the "Gaming Act"), the NYSGC is responsible for appointing five members to the Siting Board.

Also on March 12, 2014, the NYSGC announced that the Siting Board will issue a Request for Applications for destination casino resort applicants by the end of March and that the statutorily mandated outside consultant to provide the Siting Board members with analysis of the gaming industry and assist with the comprehensive review and evaluation of the applications will be selected by the Board in the very near future.

On March 13, 2014, EPR Properties Trust ("EPR") held a series of events at which it introduced its ADELAAR development project (see Project in Development section below) in which we participated and for which we filed an 8-K on March 13, 2014.
Monticello Casino and Raceway
Monticello Casino and Raceway began racing operations in 1958 and currently features:

•	1,090 VLTs and 20 ETGs (collectively 1,110 VGMs);

•	year-round live harness horse racing;

•	year-round simulcast pari-mutuel wagering on thoroughbred and harness horse racing from around the world;

•	a 3,000-seat grandstand with retractable windows and a 100-seat clubhouse;

•	parking spaces for 2,000 cars and 10 buses;

•	a buffet and two outlet food court with seating capacity for up to 350 patrons;

•	a 3,800 square foot multi-functional space used for events;

•	a casino bar and an additional clubhouse bar; and

•	an entertainment lounge with seating for 75 patrons.
VGM Operations
We currently operate a 45,000 square foot VGM facility known as Monticello Casino and Raceway. Revenues derived from our VGM operations consist of VGM revenues and related food and beverage concession revenues. The VGMs are owned by the State of New York. By statute, from April 1, 2008 until March 31, 2014, 41% of gross VGM revenue is distributed to us. The 2014-2015 Executive Budget, Revenue Article VII Legislation, which we anticipate will be adopted by March 31, 2014, is expected to extend this share percentage to March 31, 2015. Gross VGM revenues consist of the total amount wagered at our VGMs, less prizes awarded. The statute provides a marketing allowance for racetracks operating video lottery programs of

10% on the first $100 million of net revenues generated and 8% thereafter. Video lottery gaming shall only be permitted for no more than twenty consecutive hours per day and on no day shall such operation be conducted past 4:00 a.m.
VGM activities in the State of New York were overseen by the NYL until January 31, 2013. VGM activities are now overseen by NYSGC.
Raceway Operations
We derive our racing revenue principally from:

•	wagering at Monticello Casino and Raceway on live races run at Monticello Casino and Raceway;

•	fees from wagering at out-of-state locations and internationally on races run at Monticello Casino and Raceway using export simulcasting;

•	revenue allocations, as prescribed by law, from betting activity at off-track betting facilities in the State of New York;

•	wagering at Monticello Casino and Raceway on races broadcast from out-of-state racetracks using import simulcasting; and

•	program and racing form sales, food and beverages sales and certain other ancillary activities.
Simulcasting
Import and, particularly, export simulcasting, are an important part of our business. Simulcasting is the process by which a live horse race held at one facility (the “host track”) is transmitted to another location that allows patrons of such other location to wager on that race. Amounts wagered at each off-track betting location are combined into the appropriate pools at the host track’s tote facility where the final odds and payouts are determined. With the exception of a few holidays, we offer year-round simulcast wagering from racetracks across the country, including Aqueduct, Belmont, Meadowlands Racetrack, Penn National Race Course, Turfway Park, Santa Anita Racetrack, Gulfstream Park and Saratoga Racecourse. In addition, races of national interest, such as the Kentucky Derby, Preakness Stakes and Breeders’ Cup supplement our regular simulcast programming. We also export live broadcasts of our own races to race tracks, casinos and off-track betting facilities in the United States, Canada, Germany, Austria, Isle of Man, Mexico, South America and the United Kingdom. Because the Company and MHHA do not currently have an effective horsemen's agreement in place that authorizes interstate simulcast wagering, federal law requires us to suspend the simulcasting of races into and out of facilities outside New York State until such agreement is executed. In 2013 and 2012, we generated approximately $4.0 million and $3.6 million, respectively, of revenues from the import and export simulcasting of out-of-state racing, of which approximately $2.0 million and $1.8 million, respectively, were due to the horsemen.
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
Raceway Operations, Simulcasting and Pari-mutuel Wagering activities in the State of New York were overseen by the RWB until January 31, 2013. Those activities are now overseen by NYSGC.
Development
Master Development Agreement
EPT and EPR Concord II, LP, each a wholly owned subsidiary of EPR, are the sole owners of 1,500 acres located at the site of the former Concord Resort, which we refer to as the EPT Property. On December 14, 2012 (the "Effective Date"), EPT and MRMI entered into the MDA to develop the EPT Property. The MDA defines and governs the overall relationship between EPT and MRMI with respect to the development, construction, operation, management and disposition of the Project to be developed by the parties on the EPT Property. The term of the MDA commenced on the Effective Date and shall expire on the earlier of (i) the earliest date on which the Casino Project, the Golf Course Project and the Initial Resort Project (as such terms are defined below and in the MDA) are all open to the general public for business and (ii) the sooner termination pursuant to the terms of the MDA. The parties also agreed to continue to cooperate in good faith with the on-going development plans and have agreed to share certain mutually agreed upon expenses including expenses relating to common infrastructure work. Either party has the right to terminate the MDA prior to the execution of a lease between EPT and MRMI with respect to the EPT Property prior to the commencement of construction on the Casino Project (the "Casino Lease"). Following the payment of any additional amounts accrued pursuant to the MDA as of the date of termination, neither party shall have any obligations under the MDA.

In accordance with the terms of the MDA, MRMI shall be responsible for the development and construction of the Casino Project, in which MRMI has agreed to invest a minimum of $300 million. In connection with the Casino Project, the Company intends to apply for a destination gaming resort license pursuant to the Gaming Act. If the Company is granted such license, the Company expects the Casino Project to include a full-scale casino. Once the development is completed, MRMI shall then be responsible for maintaining and operating the Casino Project in accordance with the operating standards contained in the Casino Lease.

MRMI and EPT agreed to cooperate with each other and appropriate governmental authorities and to provide such information as may be reasonably requested by such governmental authorities in order to obtain and maintain all gaming licenses required to operate the Casino Project. In accordance with the terms of the Option Agreement, which is discussed below, MRMI provided EPT a certificate of the MRMI Board of Directors which, in substance, waives MRMI’s right to terminate the MDA pursuant to specified provisions therein and, unless the Option terminates due to the occurrence of a Trigger Event, which is defined below, so long as EPT has provided its notice to proceed, the Master Declaration has been executed and EPT is not in breach of the Option Agreement or any other agreements between the parties, MRMI is prohibited from building or operating a full-scale non-tribal casino in the Hudson Valley-Catskill Area anywhere other than at the EPT Property or building or operating a VGM facility anywhere other than at MRMI’s existing site or at the EPT Property for a period of five years following the termination of the Option Agreement. The development of the Project, including the Casino Project, is contingent upon various conditions, including obtaining necessary governmental approval, as fully set forth in the MDA and the Company's ability to obtain necessary financing.
Option Agreement
On December 21, 2011 (the “Option Effective Date”), MRMI entered into an option agreement with EPT, which was last amended by a letter agreement dated November 22, 2013, between EPT and MRMI (as amended, the “Option Agreement”). Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease certain portions of the EPT Property pursuant to the terms of the form of Casino Lease negotiated between the parties. Our rights and obligations pursuant to the Option Agreement are subject to certain existing EPT agreements.
Among other things, the Option Agreement reflects the parties' agreement of when MRMI must decide whether it will lease the EPT Property for purposes of constructing the Casino Project. Pursuant to the Option Agreement, on November 30, 2013, MRMI exercised its right to extend the date by which it must make such determination (the "Option Exercise Period End Date") for up to a twelve month period ending November 30, 2014 (the "First Extended Option Exercise Period"). In addition, the final date by which MRMI must decide whether or not to execute the Casino Lease (the "Final Option Exercise Outside Date") was extended to a date that is (i) 120 days from the earliest to occur of specified triggers relating to whether MRMI is chosen to receive a destination gaming resort license or (ii) 60 days from when affiliates of MRMI enter into an agreement to develop a non-tribal casino with someone other than MRMI (each a "Trigger Event"). In consideration of such extension, MRMI is obligated to make monthly option payments (each an “Option Payment”). If a Trigger Event occurs, EPT may, in its sole discretion, extend the Final Option Exercise Outside Date by a maximum of 90 days and, before the Final Option Exercise Outside Date, waive such Trigger Event in writing (in which case the Option Agreement would continue as if such Trigger Event had not occurred).
If a Trigger Event has not occurred as of the end of the First Extended Option Exercise Period, (i) MRMI may extend the Option Exercise Period End Date by up to an additional twelve months (the “Second Extended Option Exercise Period”) from November 30, 2014 to November 30, 2015 by making monthly Option Payments at a higher amount. If a Trigger Event has not occurred as of the end of the Second Extended Option Exercise Period, MRMI may extend the Option Exercise Period End Date on a monthly basis until the occurrence of a Trigger Event by making monthly Option Payments at an even higher amount. If MRMI exercises the Option and the Casino Lease for the EPT Property is executed between the parties, any Option Payments made by MRMI shall constitute prepaid rent and shall be applied against amounts due to EPT as rent under the Casino Lease.

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

During the term of the Option Agreement, MRMI agreed to make a good faith effort to pursue a destination gaming resort license. If MRMI fails to diligently pursue the destination gaming resort license, MRMI shall notify EPT and the Final Option Exercise Outside Date shall be 60 days following the receipt of such notice by EPT. In furtherance of the Project and the Casino Project, EPT and MRMI negotiated the terms of a Master Declaration which was executed by EPT on December 6, 2013, which addresses the covenants, conditions, easements and restrictions of the Concord Resorts Master Association, LLC for the Project. In addition, EPT entered into an agreement with Aquatic Development Group to be the water park developer and operator for the Project and, in connection with such commitment, MRMI reimbursed EPT for certain out-of-pocket costs and expenses incurred by Aquatic Development Group pursuant to, and subject to the limitations contained in, the Option Agreement.

EPT has also granted MRMI the option to purchase the EPT Property, together with the other property owned by EPT at the site of the former Concord Resort, which option is exercisable upon the occurrence of a Trigger Event or any time between May 1, 2015 and June 30, 2015, at book value as of the date August 30, 2013 plus capitalized expenses incurred by EPT after such date through the purchase date and related to the development of the EPT Property.

Regulatory Permits and Approvals
In January, 2013, the Town Board (the "Town Board") of the Town of Thompson, in which the EPT Property is located, unanimously approved certain zoning amendments necessary for the development of the Project and the Comprehensive Development Plan for the entire project site. Moreover, in July 2013, the Planning Board of the Town of Thompson granted final site plan approval for the Casino Project. MRMI will need to submit detailed construction plans to the Town of Thompson and received other regulatory approvals, including approvals from the U.S. Army Corps of Engineers and the New York State departments of Environmental Conservation, Transportation and Health prior to the commencement of construction on the Casino Project.

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

Expenses of Development

Previously, we capitalized our development costs for the Casino Project because such development was to be a VGM facility. However, with the enactment of the Gaming Act in 2013 and the subsequent referendum approving a constitutional amendment in November 2013 to permit destination gaming resorts in New York, we will now apply, in a competitive environment, for a destination gaming resort license for the Casino Project, and we do not believe that it is probable that we will develop a VGM facility. As it is not certain that we will obtain a destination resort license necessary for the Casino Project, such expenditures cannot be capitalized; accordingly, during the fourth quarter of 2013, we expensed approximately $16.0 million of previously capitalized costs. All costs incurred for the Casino Project as a destination gaming resort pursuant to the Gaming Act will now be expensed until we are awarded a destination gaming resort license for the Casino Project.

Through December 31, 2013, the total Project and Casino Project development costs incurred were approximately $17.9 million. The $17.9 million consisted of $10.4 million in architectural fees, $1.9 million for shared development expenses with EPR, $2.3 million in legal, $1.0 million in construction manager costs, $865,000 in consultants and other professional services, and $1.5 million of non-refundable payments pertaining to the Option Agreement with EPR.
Regulation
On February 1, 2013, the NYSGC became effective. The NYSGC was formally created via Chapter 60 of the Laws of 2012 as part of the 2012/2013 Enacted State Budget. The legislation merged the New York Racing and Wagering Board ("RWB") with the New York Lottery ("NYL") into a single state agency. The legislation that created the NYSGC provides that the Board of the NYSGC shall consist of seven members. As of March 12, 2014, five members have been appointed to the

Board of the NYSGC. The NYSGC has the authority and responsibility to promulgate rules and regulations that affect the operations of our business. The legislation specifies that all rules, regulations, acts, orders, determinations and decisions of the NYL and RWB shall continue as rules, regulations, acts, orders, determinations and decisions of the NYSGC until modified or abrogated by the NYSGC and all of the functions and powers and obligations and duties of the RWB and NYL were transferred to the NYSGC. Our VGM, harness horseracing and simulcast activities in the State of New York are overseen by the NYSGC.
On July 30, 2013, the Gaming Act was enacted. The Gaming Act, among other things, provides the statutory framework for the regulation of full-scale casino gaming, which was approved by New York State voters in November 2013 when they voted to approve a constitutional amendment to permit full-scale casino gaming. The Gaming Act amends the racing, pari-mutuel wagering and breeding law, the penal law, the tax law and the state finance law in relation to full-scale gaming. The Gaming Act authorizes the NYSGC to award up to four (4) upstate destination gaming resort licenses. Destination gaming resorts are authorized in three regions of the state: the Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties, in which we are located (the "Hudson Valley-Catskill Area"); the Albany, Fulton, Montgomery, Rensselaer, Saratoga, Schenectady, Schoharie and Washington counties (“Capital District-Saratoga Area”); and the Broome, Chemung (east of State Route 14), Schuyler (east of State Route 14), Seneca, Tioga, Tompkins, and Wayne (east of State Route 14) counties (“Eastern Southern Tier”). Up to two (2) destination gaming resorts can be located in any of the three regions. No destination gaming resorts can be authorized in Putnam county, Westchester county, Rockland county, New York City or Long Island.
In accordance with the Gaming Act, the Siting Board is charged with selecting applicants that are qualified to receive a destination gaming resort license and determining the location of such destination gaming resorts. The NYSGC is not required to issue a license if the Siting Board determines that there are no qualified applicants in a specific region. Once granted, there will be a seven (7) year exclusivity period for holders of destination gaming resort licenses, commencing with the awarding of the license, during which no further destination gaming resorts will be licensed by the NYSGC. If the Legislature authorizes additional destination gaming resort licenses within this period, licensees shall have the right to recover a pro-rata portion of the license fee paid. The NYSGC's website provides that casino siting and operators are expected to be formally announced in early Fall 2014.

The Siting Board will determine the required minimum amount of capital expenditures, set the license fee required of a destination gaming resort applicant in each region and make the selections. There will be a $1.0 million application fee. The Siting Board will evaluate destination gaming resort applications based on specific criteria which will be weighted as follows: 70 percent of the decision will be based on economic activity and business development factors, 20 percent will be based on local impact and 10 percent will be based on workforce factors. Additionally, local support for the destination gaming resort application must be demonstrated as a threshold application requirement. The duration of the initial licenses will be ten (10) years and the NYSGC will set the duration of, and fee for, renewal licenses. The NYSGC will oversee regulation of destination gaming resorts.

The tax rate on slot machines will range from 37% to 45% depending on the region and the tax rate on table games will be 10%. The tax rate of existing VGM facilities within each region will remain at the existing NYL commission rates and will include an additional commission from NYL based on a rate related to the effective tax rate on all gross gaming revenue at the destination gaming resort(s), if any, developed in the region. Existing payments to the racing industry for purses and breeding will be maintained. The minimum gambling age for destination gaming resorts will be 21, and no smoking will be authorized. Destination gaming resorts will be required to develop comprehensive problem gambling programs, and part of the decision for siting a destination gaming resort will be determined by the quality of the applicant's problem gambling program. All destination gaming resorts will be required to have exclusion policies and self-exclusion programs. Applications must be issued by the Siting Board within 90 days of the appointment of a majority of the Siting Board by the NYSGC. The timing of submitting applications will be set by the Siting Board. As a condition of licensure, licensees are required to commence gaming operations no less than twenty-four months following the award of a license by the NYSGC.
In addition, the Gaming Act amends the executive law, state finance law, Indian law, tax law and the racing, pari-mutuel wagering and breeding law in relation to: authorizing the settlement of disputes between the Oneida Nation of New York, the state, Oneida county and Madison county; identifying nations and tribes; video lottery gaming; administration of certain funds and accounts related to the commercial gaming revenue fund; enacting the state operations budget, in relation to commercial gaming revenues; directing the NYSGC to annually evaluate video lottery gaming; account wagering on simulcast horse races; and video lottery gaming vendor's fees. The Gaming Act amended the penal law to add new definitions and gaming crimes and to address the operation of unlawful electronic sweepstakes. Further, the Gaming Act authorizes Nassau Off-Track Betting Corporation ("Nassau OTB") and Suffolk Regional Off-Track Betting Corporation ("Suffolk OTB") to file video lottery gaming license applications to establish one VGM facility each, at an Off-Track Betting site operated by Nassau OTB and Suffolk OTB respectively, with a maximum of one thousand (1,000) VGMs at each site.
If the Company were to be awarded a destination gaming resort license by the NYSGC, for the Hudson Valley-Catskill Area, the Gaming Act provides the tax rate on slot machines would be 39% and the tax rate on table games would be 10%. However, an applicant may agree to supplement the tax with a binding supplemental fee. The Gaming Act imposes a $500 annual fee on each slot machine and table game. In addition, the Gaming Act requires the maintenance of the horsemen and breeder payments at the 2013 dollar level to be adjusted annually pursuant to changes in the consumer price index. A racetrack location awarded a destination gaming resort license is required to maintain racing activity and race dates. If the Company is not awarded a destination gaming resort license, and the Company were to continue its VGM operations at Monticello Casino and Raceway, the Gaming Act provides that MRMI would receive its current NYL commission rate and would receive an additional commission from NYL based on a rate related to the effective tax rate on all gross gaming revenue at a destination gaming resort(s), if any, developed in the Hudson Valley-Catskill Area.
Competition
Monticello Casino and Raceway
Our gaming operations are located in the Catskills region in the State of New York, which has historically been a resort area, although its popularity declined with the growth of destinations such as Atlantic City and Las Vegas. We are located approximately 90 miles northwest of New York City. There are approximately 17.5 million adults who live within 100 miles of the Catskills area, an area where average per capita income is approximately $35,000. Specifically, Monticello Casino and Raceway is directly adjacent to New York State Route 17 (the future Interstate 86), has highly visible signage and convenient access, and is less than 1,000 feet from the highway’s exit.
Racing Competition
Generally, Monticello Casino and Raceway does not compete directly with other harness racing tracks in New York State for live racing patrons. However, Monticello Casino and Raceway does face intense competition for off-track and other legalized wagering at numerous gaming sites within the State of New York and the surrounding region. The inability to compete with larger purses for the races at Monticello Casino and Raceway and the limitation on other forms of legalized wagering that Monticello Casino and Raceway may offer has been a significant limitation on our ability to compete for off-track and other legalized wagering revenues. Moreover, our inability to simulcast races to and from facilities outside of New York State, because we do not currently have a horsemen's agreement in place with MHHA, will adversely impact our racing operations revenues in 2014.
New York
In New York, we face competition for guests from Orange, Duchess and Ulster Counties in New York for our VGM operation from a VGM facility at Yonkers Raceway, located within the New York City metropolitan area. Yonkers Raceway has a harness horse racing facility, approximately 5,400 VGMs, food and beverage outlets and other amenities.
In 2001, the New York State Legislature and the New York State Governor authorized the building of three Native American casinos in the Catskills region of the State of New York. On November 22, 2010, former Governor Paterson of New York signed a land settlement agreement with the Stockbridge-Munsee Community Band of Mohican Indians, a Wisconsin based Tribe (“Stockbridge-Munsee Band”) with alleged roots in New York. As part of this land settlement, former Governor Paterson and the Stockbridge-Munsee Band executed a compact permitting the construction and operation of a Class III tribal casino on property located in Bridgeville, New York, approximately five miles from Monticello Casino and Raceway. On January 5, 2011, the United States Department of the Interior (“USDOI”) received the compact. Approval of the compact is a condition precedent to the land settlement agreement becoming effective. In addition to approving the compact, the USDOI must also authorize the taking of the land into trust for the benefit of the Stockbridge-Munsee Band. On February 18, 2011, the USDOI notified New York State Governor Cuomo and the Stockbridge-Munsee Band that the compact is disapproved because the limitations on the use of the land violate the Indian Gaming Regulatory Act ("IGRA"). The USDOI indicated that it did not have enough information to conduct analysis on the compact's revenue sharing or exclusivity provisions and it also had outstanding questions regarding the relationship between the compact and the proposed settlement agreement. In early 2012, the Stockbridge-Munsee Band filed an updated application to have the USDOI take 330 acres in the Town of Thompson into trust. On January 31, 2014, the Bureau of Indian Affairs (BIA) published in the Federal Register a notice that it was making available for public review the Stockbridge-Munsee Band's Final Environmental Impact Statement ("FEIS") for the proposed conveyance of 330 acres of land into trust status and construction of a gaming complex. The FEIS considers a range of project alternatives, including: (1) preferred casino-hotel complex; (2) reduced casino size; (3) alternative financial ventures; (4) different site locations; (5) different site plans and (5) no action. We are unable to predict when or if the compact will be resubmitted to the USDOI or the final decision of the USDOI after consideration and analysis of the applicable regulations and the alternatives analyzed in the FEIS.
Several other tribal and other entities have reportedly expressed an interest in gaming in the Hudson Valley-Catskill region. However, to date, no governmental action has been taken by the State of New York to enable such tribes or entities to engage in legalized gaming activities. We are unable to determine when or if any tribal or other entities would request or obtain the ability to engage in legalized gaming activities in the Hudson Valley-Catskill region.
On June 14, 2011, the USDOI Assistant Secretary-Indian Affairs announced that he has rescinded a January 3, 2008 memo which said, among other things, that tribes could develop casinos on land off their reservations only if it was within “commutable distance” of the reservation which was considered by the USDOI to be approximately 40 miles. The other requirements of IGRA will continue to be applied by the BIA even though the “commutability” standard has been rescinded.
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
Throughout 2013 and through the date of this filing, we and several entities have expressed an interest in seeking an upstate destination gaming resort license in New York, and in the Hudson Valley-Catskill Area in particular. We are unable to determine which entities will be awarded destination gaming resort licenses. However, we anticipate competition will be fierce for obtaining such license.

Pennsylvania

To a lesser extent, Monticello Casino and Raceway faces competition from two casinos that are in Pennsylvania. Pennsylvania casinos may operate table games and slot machines and have the ability to grant credit to guests of the casino. Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state. As of March 13, 2014, there were twelve casinos in operation within Pennsylvania, with six located at racetracks. One such racetrack facility is the Mohegan Sun at Pocono Downs, which has approximately 2,300 slot machines and 84 table games, including 18 poker tables, and a new hotel and spa that opened in November 2013. The Mohegan Sun at Pocono Downs in Wilkes-Barre, Pennsylvania, is approximately 70 miles southwest of Monticello. In addition, the Mount Airy Casino Resort has approximately 1,875 slot machines and 74 table games, including 9 poker tables, a hotel, spa and a golf course. The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello. The Pennsylvania Gaming Control Board ("PGCB") is currently evaluating proposals from five applicants for an additional license in Philadelphia.

Pennsylvania is also considering allowing Internet gaming. On December 4, 2013, the Pennsylvania Senate passed a resolution directing the Legislative Budget and Finance Committee ("LBFC") to (i) study the current condition and future viability of gaming in Pennsylvania and (ii) analyze the potential impact of online gaming on the gaming industry, including the impact online gaming may have on the Pennsylvania's tax revenues and employment at the casinos. The LBFC was directed to issue a report of its findings and recommendations to the General Assembly no later than May 1, 2014.

On January 2, 2014, a bill was introduced by the Pennsylvania House that would authorize and regulate VGMs in restaurants, bars, and clubs with a valid liquor license. Each licensed establishment will be limited to a maximum of three VGMs. The bill was referred to a Pennsylvania House Committee on January 2, 2014.

New Jersey
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
In November 2011, the voters in New Jersey approved a constitutional amendment permitting the Legislature to authorize by law wagering, at casinos in Atlantic City and at current or former racetracks, on the results of professional, certain college, and amateur sport and athletic events. The New Jersey State Legislature approved a bill that would allow the state Casino Control Commission to issue licenses to casinos and racetracks to accept bets on some professional and collegiate events and

Governor Christie signed the legislation. The ability for racetracks and casinos to offer sports wagering, however, remains pending due to the existing federal ban on such wagering and the outcome of a federal lawsuit between certain sports leagues and the State of New Jersey.
New Jersey law permits mobile gaming with the use of iPads, smartphones and other wireless devices, in addition to devices issued by the casino, in any area located within the property boundaries of a casino hotel facility, including any recreation or swimming pool and excluding parking garages and parking areas.

New Jersey law permits racetrack customers to place bets on live or simulcast racing using their mobile devices, such as iPads and smartphones. The New Jersey Racing Commission indicated it will develop regulations to oversee mobile wagering. Racetrack patrons would set up accounts to place bets while they are on racetrack property. Outside the tracks, the mobile gambling devices would be inoperable. In addition to the Meadowlands Racetrack, there are three other horseracing tracks in New Jersey: Monmouth Park in Monmouth County; Freehold Raceway in Monmouth County; and Atlantic City Race Course in Atlantic County. Mobile gambling will allow racetrack patrons to bet on live or simulcast racing while they are on racetrack property, including the restaurants and outdoor areas, such as the paddock.

On November 21, 2013, New Jersey casinos that are Internet gaming permit holders began a "soft play" period. On November 25, 2013, the casino industry was granted permission to conduct 24-hour Internet gaming operations. New Jersey's Internet gaming law authorizes the New Jersey Division of Gaming Enforcement ("DGE") to license, regulate, investigate and take any other action regarding all aspects of authorized games conducted through the Internet. All hardware, software, and other equipment that is involved with Internet gaming will be located in casino facilities in Atlantic City, NJ. Casino licensees must hold an Internet gaming permit in order to engage in Internet wagering activity. The Law provides that wagers may be accepted from individuals who are not physically present in New Jersey if the DGE determines that such wagering is not inconsistent with federal law or the law of the jurisdiction, including any foreign nation, in which any such person is located. The authorization to conduct Internet gaming expires ten (10) years following the operative date established by the DGE.

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
Employees
As of March 13, 2014, our subsidiaries and we employed approximately 288 people.
Website Access
Our website address is www.empireresorts.com. Our filings with the Securities and Exchange Commission are available at no cost on our website as soon as practicable after the filing of such reports with the Securities and Exchange Commission.

Item 1A.	Risk Factors.
Risks Relating to our Business
We will require additional financing in order to develop the Casino Project, pursue a destination gaming resort license and to finance matters related to the Casino Project and we may be unable to meet our future capital requirements and execute our business strategy without such financing.
Because we are unable to generate sufficient cash from our operations to develop the Casino Project, we will be required to rely on external financing. In order to participate in the Project and to meet our obligations with respect to the development of the Casino Project, we have agreed to invest a minimum of $300 million. The Company expects to raise capital in the short-term to fund the immediate expenses of the Casino Project, which may include permitting, infrastructure and shared master planning costs and expenses, as well as other costs associated with pursuing a destination gaming resort license and to finance matters related to the Casino Project's development. We will require additional capital resources in the event we are granted a destination gaming resort license, for which purpose we may seek to enter into strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions. Such transactions may include private offerings, underwritten or "best efforts" offerings to the public or rights offerings to current stockholders, including pursuant to our universal shelf registration statement on Form S-3 recently declared effective by the Securities and Exchange Commission. Some of these funds may need to be raised in the short-term to support the on-going expenses of developing the Casino Project. We can make no assurance that financing will be available in amounts or on acceptable terms, if at all, which may adversely impact our ability to pursue the development of the Casino Project.
The external financing to support the Project and the Casino Project, pursuing our destination gaming resort license and matters related to the Casino Project may be in the form of a debt offering. The level of indebtedness will likely have several important effects on future operations, including, without limitation:

•
a portion of cash flow from current operations may be dedicated to the payment of any interest and/or principal required with respect to outstanding indebtedness while we are developing the Casino Project or pursuing a destination gaming resort license;

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

Alternatively, the external financing to support the Project and the Casino Project and pursuing our destination gaming resort license may be in the form of an equity offering of our equity capital stock, including a "shelf takedown" from the registration statement we filed on Form S-3. Such future sales of substantial amounts of equity capital stock privately or in the public market, the sale of shares held by Kien Huat or the conversion of the Note held by Kien Huat into shares of common stock, or the perception that such sales or conversion are likely to occur, could affect the market price of the common stock. Moreover, the sale of additional equity could result in significant dilution to the existing stockholders. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the common stock.
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
There can be no assurance that our operations will draw sufficient patrons to Monticello Casino and Raceway to increase our revenues to the point that we will recognize net income. The operations and placement of our VGMs, including the layout and distribution, are under the jurisdiction of the NYSGC and the program contemplates that a significant share of the responsibility for marketing the program will be borne by the NYSGC. The NYSGC is not required to make decisions that we feel are in our best interest and, as a consequence, the profitability of our VGM operations may not reach the levels that we believe to be feasible or may be slower than expected in reaching those levels. By statute, from April 1, 2008 until March 31, 2014, 41% of gross VGM revenue is distributed to us. The 2014-2015 Executive Budget, Revenue Article VII Legislation, which we anticipate will be adopted before March 31, 2014, is expected to extend this to March 31, 2015. No assurance can be given that such revenue will be sufficient to generate a profit or continue to do so. Our operations are subject to many regulatory, competitive, economic and business risks beyond our control, and a change in this regard could have a material adverse impact on our operations and our business prospects.
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

During 2002, certain affiliates of Bryanston Group, Inc. (“Bryanston Group”), our former largest stockholder, and certain of our other stockholders and officers (“Series E Preferred Stockholders”) were indicted for various counts of tax and bank fraud. On September 5, 2003, one of these Series E Preferred Stockholders pleaded guilty to felony tax fraud, and on February 4, 2004, four additional former officers and Series E Preferred Stockholders were convicted of tax and bank fraud. None of the acts these individuals were charged with or convicted of relate to their ownership interests in us and their remaining interests do not provide them with any control in the management of the Company or MRMI. However, there can be no assurance that none of the various governmental agencies that now, or in the future may, regulate and license our gaming related activities will factor in these indictments or criminal acts in evaluating our ability to obtain or maintain required licenses, permits or approvals. Should a regulatory agency determine that the indictments and convictions of some of our Series E Preferred Stockholders affect our ability to obtain or maintain required licenses, permits or approvals, we could be forced to liquidate certain or all of our gaming interests.
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
We face competition for our VGM operations from Yonkers Raceway which is located within the New York City metropolitan area. The Yonkers facility, which is much closer to New York City, has a harness horseracing facility, approximately 5,400 VGMs, food and beverage outlets and other amenities. In contrast, we have limited financial resources and currently operate our harness horse racing facility and VGMs in Monticello, New York, which is approximately a one and a half hour drive from New York City.
Pennsylvania casinos may operate table games and slot machines and have the ability to grant credit to guests of the casino. Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state. As of March 2014, there were twelve casinos in operation within Pennsylvania, with six located at race tracks. One such racetrack facility is the Mohegan Sun at Pocono Downs, which has approximately 2,300 slot machines and 84 table games, including 18 poker tables, and a new hotel and spa that opened in November 2013. The Mohegan Sun at Pocono Downs in Wilkes-Barre, Pennsylvania, is approximately 70 miles southwest of Monticello. In addition, the Mount Airy Casino Resort has approximately 1,875 slot machines and 74 table games, including 9 poker tables, a hotel, spa, and a golf course. The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello. Any expansion of these casinos in Pennsylvania will likely increase the degree of competition within our market and may have an adverse effect on our business and future operating performance.
No assurance can be given that we will be able to compete successfully for gaming customers with the established casinos in Pennsylvania or the competing VGM facility at Yonkers Raceway.
Several entities have expressed an interest in seeking a destination gaming resort license to operate a full-scale casino in the Hudson Valley-Catskill Area, some of which may have greater financial resources to implement their development plans. In combination with existing and proposed Native American casinos in New York State, the Casino Project, if built, will face intense competition that may adversely impact our ability to meet our development goals.
Throughout 2013 and through the date of this filing, we and several entities have expressed an interest in seeking an upstate destination gaming resort license in New York, and in the Hudson Valley-Catskill Area in particular, including companies that have a greater number of employees with significant experience operating full-scale casinos and hotels. Several such entities may be greater financial resources than we do and their pursuit of a destination gaming resort license or development of such property may not be contingent on obtaining financing. Moreover, affiliates of our largest stockholder also hold ownership interests in gaming companies and they could also pursue a destination gaming resort license in New York. Superior financial resources and substantial experience operating full-scale casinos and hotels may advantage such parties over us in the Siting Committee's review of potential candidates for the destination gaming resort license. We are unable to determine whether any of these entities, or we, will be awarded destination gaming resort licenses.
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
Since the mid-1980s, there has been a general decline in the number of people attending and wagering at live horse races at North American racetracks due to a number of factors, including increased competition from other forms of gaming, unwillingness of guests to travel a significant distance to racetracks and the increasing availability of off-track wagering. The declining attendance at live horse racing events has prompted racetracks to rely increasingly on revenues from inter-track, off-track and account wagering markets. The industry-wide focus on inter-track, off-track and account wagering markets has increased competition among racetracks for outlets to simulcast their live races. As a result of the Company's inability to reach an agreement with the MHHA, and because the federal Interstate Horseracing Act required a written agreement which includes the horsemen's permission to simulcast into and out of New York, our simulcasting operations to and from locations outside New York State are currently suspended, which may adversely impact our results of racing operations. In 2013 and 2012, we generated approximately $4.0 million and $3.6 million, respectively, of revenues from the import and export simulcasting of out-of-state racing, of which approximately $2.0 million and $1.8 million, respectively, were due to the horsemen. A continued decrease in attendance at live events and in on-track wagering, as well as increased competition in the inter-track, off-track and account wagering markets, could lead to a decrease in the amount wagered at Monticello Casino and Raceway. Our business plan anticipates the possibility of Monticello Casino and Raceway attracting new guests to our racetrack wagering operations through VGMs in order to offset the general decline in raceway attendance. However, even if our VGM operations attract new guests to our racetrack, we may not be able to generate profit from operations. Public tastes are unpredictable and subject to change. Any further decline in interest in horse racing or any change in public tastes may adversely affect our revenues and, therefore, limit our ability to make a positive contribution to our results of operation.
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
Currently, full-scale casino gaming, other than Native American gaming, is not allowed in New York. However, an amendment to the New York State Constitution was passed in November 2013, in order to allow full-scale casino gaming, in addition to Native American gaming, in the future.
Currently, we are not permitted to operate a full-scale casino at Monticello Casino and Raceway because we do not have a destination gaming resort license to conduct full-scale casino gaming. In order to operate a full-scale casino, we will be required to file an application to be granted one of the four (4) upstate destination gaming resort licenses that will be awarded by the NYSGC. Licenses are expected to be awarded in the fourth quarter 2014. There can be no assurance that we would be able to secure any necessary licenses, regulatory approvals or financing arrangements necessary to develop a full-scale casino at Monticello Casino and Raceway or another location. In the event that we are unable to obtain a destination gaming resort license or to timely develop and successfully operate a full-scale casino at Monticello Casino and Raceway or another location to compete with any full-scale casinos or Class III casinos that may be developed by our competitors, our business and future operating performance would likely be materially adversely effected.
On March 7, 2012, Concord filed a complaint against EPR and us seeking monetary damages and permanent injunctive relief against EPR and us relating to our joint development of the EPT Property. This litigation may delay or alter our plans for the development of the Project.
On September 18, 2013, the United States District Court for the Southern District of New York (“SDNY”) granted Motions to Dismiss filed by us and all other defendants. This lawsuit was filed in March 2012 by Concord and various affiliates in the United States District Court for the Southern District of New York ("SDNY") and asserted in an amended complaint various federal antitrust claims against us, EPR, EPT, Genting NY LLC and Kien Huat. The lawsuit arises out of our exclusivity agreement and option agreement with EPT to develop the site of the EPT Property located in Sullivan County, New York. Concord brought federal antitrust claims alleging conspiracy in restraint of trade, conspiracy to monopolize and monopolization. Concord also brought state law claims for tortious interference with contract and business relations. Concord sought damages in an amount to be determined at trial but not less than subject to automatic trebling under federal antitrust laws), unspecified punitive damages and permanent injunctive relief. In its decision, the SDNY dismissed Concord’s federal antitrust claims with prejudice and dismissed Concord's state law claims without prejudice. On October 2, 2013, Concord filed a Motion for Reconsideration and on October 18, 2013, Concord filed a Notice of Appeal. On October 22, 2013, the United States Court of Appeals for the Second Circuit issued a Notice of Stay of Appeal pending the outcome of the Motion for Reconsideration. Although we believe this lawsuit is without merit and we will aggressively defend our interests, it may delay or alter our plans with respect to the Casino Project or Project.
Risk Relating to our Ownership Structure
Stockholders’ ability to influence corporate decisions may be limited because our major stockholder owns a large percentage of our common stock.
Kien Huat Realty III Limited (“Kien Huat”) is the beneficial holder of 22,689,443 shares of our common stock, representing approximately 62.2% of our voting power as of December 31, 2013. Affiliates of our largest stockholder hold ownership interests in other gaming companies and they could also pursue a destination gaming resort license in New York. Under the terms of an investment agreement with Kien Huat (the “Investment Agreement”), if any option or warrant outstanding as of November 12, 2009, the date of the final closing of the Investment Agreement, (or, in limited circumstances, if issued after such date) is exercised, Kien Huat has the right (following notice of such exercise) to purchase an equal number of additional shares of our common stock as are issued upon such exercise at the exercise price for the applicable option or warrant. The percentage of our outstanding shares of common stock and voting power owned by Kien Huat would not increase as a result of the purchase by Kien Huat of any shares of our common stock pursuant to such matching right, given the issuance of shares upon exercise of the option or warrant that triggered the matching right. However, the percentage of outstanding shares of common stock and voting power owned by Kien Huat would increase upon the conversion of the outstanding Note into shares of Common Stock. Under the terms of the Investment Agreement, Kien Huat is also entitled to recommend three directors whom we are required to cause to be elected or appointed to our Board of Directors (“Board”), subject to the satisfaction of all legal and governance requirements regarding service as a director and to the reasonable approval of the Corporate Governance and Nominations Committee of our Board. Kien Huat will continue to be entitled to recommend three directors for so long as it owns at least 24% of our voting power outstanding at such time, after which the number of directors whom Kien Huat will be entitled to designate for election to our Board will be reduced proportionally to Kien Huat’s percentage of ownership. Under the Investment Agreement, for so long as Kien Huat is entitled to recommend nominees to serve as board members, among other things, Kien Huat will have the right to nominate one of its director designees to serve as the Chairman of the Board. Mr. Pearlman has been appointed to serve as Chairman of the Board pursuant to Kien Huat’s recommendation. Until such time as Kien Huat ceases to own capital stock with at least 30% of our voting power outstanding at such time, our Board will be prohibited under the terms of the Investment Agreement from taking certain actions relating to fundamental transactions involving us and our subsidiaries and certain other matters without the affirmative vote of the directors recommended by Kien Huat and elected by shareholders. Consequently, Kien Huat has the ability to exert significant influence over our policies and affairs, including the election of our Board and the approval of any action requiring a stockholder vote, such as approving amendments to our certificate of incorporation and mergers or sales of substantially all of our assets, as well as other matters. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire or force the sale of our company on terms undesirable to other stockholders.
Risks Relating to the Market Value of Our Common Stock
The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when our stockholders want to sell their holdings.
The market price of our common stock has in the past been, and may in the future continue to be, volatile. For instance, between January 1, 2013 and March 13, 2014, the closing price of our common stock has ranged between $7.85 and $1.90 per share. A variety of events may cause the market price of our common stock to fluctuate significantly, including but not necessarily limited to:

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
During the past two fiscal years, we did not declare or pay any cash dividends with respect to our common stock and we do not anticipate declaring any cash dividends on our common stock in the foreseeable future. We intend to retain all future earnings for use in the development of our business. In addition, the payment of cash dividends to the holders of our common stock is restricted by undeclared dividends on our Series E preferred stock. We have accumulated unpaid Series E preferred dividends of approximately $503,000 as of December 31, 2013. There can be no assurance that we will have, at any time, sufficient surplus under Delaware law to be able to pay any dividends.
Future sales of shares of our common stock in the public market or the conversion of the Kien Huat Loan could adversely affect the trading price of shares of our common stock and our ability to raise funds in new stock offerings.
Future sales of substantial amounts of shares of our common stock in the public market, including pursuant to the effective shelf registration statement, the conversion of the Kien Huat Loan, which is described below, into shares of our common stock, or the perception that such sales or conversion are likely to occur could affect the market price of our common stock. Kien Huat’s stock ownership may also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.
General Business Risks
Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations and cash flows.
The demand for entertainment and leisure activities tends to be highly sensitive to consumers’ disposable incomes, and the recent decline in consumer confidence had a negative impact on overall trends in the gaming industry in 2012 and, to an extent, in 2013. Discretionary consumer spending habits have been adversely affected by the recent economic conditions and the actual or perceived economic conditions could lead to further decrease in spending by our guests. We cannot predict at what level these negative trends will continue, worsen or improve and the ultimate impact it will have on our future results of operations. The continued weakness in our market and the deterioration of the broader global economy would have a material adverse effect on our industry and our business, including our revenues, profitability, operating results and cash flow.
Moreover, we will need to raise additional capital or incur additional indebtedness to finance our plans for growth or make scheduled payments on or to refinance our obligations under the Kien Huat Loan. Recent turmoil in the credit markets and the resulting impact on the liquidity of certain large financial institutions has had, and may continue to have, an effect through the U.S. economy, including limiting access to credit markets for certain borrowers at reasonable rates. Due to fluctuations in the credit markets from time to time, we may be unable to incur additional indebtedness to fund our business strategy, in the public or private markets, on terms we believe to be reasonable, if at all. Such instability and volatility in the financial markets may adversely impact our ability to obtain the financing necessary to pursue the development of the Casino Project.
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

•
an increase in competition in New York State or the northeastern United States and Canada, particularly for day-trip patrons residing in New York State, including as a result of any new tribal Class III casinos, destination gaming resorts or VGMs at certain racetracks and other locations in New York, Connecticut and casinos in Pennsylvania;

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
Monticello Land
Our primary asset, which is held in fee by MRMI, is a 232 acre parcel of land in Monticello, New York. Facilities at the site include Monticello Casino and Raceway, which includes a 3,000-seat enclosed grandstand, a clubhouse bar, pari-mutuel wagering facilities (including simulcasting), a paddock, exterior barns and related facilities for the horses, drivers, and trainers. In addition, our VGM operation is conducted in the renovated lower level of the grandstand portion of Monticello Casino and Raceway, which includes a gaming floor with a central bar and lounge and a separate high stakes VGM area, a buffet and two outlet food court with seating capacity for up to 350 patrons, employee changing areas, storage and maintenance facilities, surveillance and security facilities and systems, cashier’s cage and accounting and marketing areas, as well as parking areas for cars and buses. The corporate offices of the Company are located on the second floor of the building at Monticello Casino and Raceway.

EPT Property

On December 21, 2011, MRMI entered into an option agreement with EPT, which was last amended by a letter agreement dated November 22, 2013, between EPT and MRMI (as amended, the “Option Agreement”). Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease certain portions of the EPT Property pursuant to the terms of the form of Casino Lease negotiated between the parties. Our rights and obligations pursuant to the Option Agreement are subject to certain existing EPT agreements.
Among other things, the Option Agreement reflects the parties' agreement of when MRMI must decide whether it will lease the EPT Property for purposes of constructing the Casino Project.     EPT has also granted MRMI the option to purchase the EPT Property, together with the other property owned by EPT at the site of the former Concord Resort, which option is exercisable upon the occurrence of a Trigger Event (as defined above) or any time between May 1, 2015 and June 30, 2015, at book value as of the date August 30, 2013 plus capitalized expenses incurred by EPT after such date through the purchase date and related to the development of the EPT Property.

Item 3.	Legal Proceedings.
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

Monticello Raceway Management, Inc. v. Concord Associates L.P.
On January 25, 2011, our subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who was a significant stockholder. The lawsuit seeks amounts that we believe are owed to us under an agreement between Concord, MRMI and the MHHA (the “2008 MHHA Agreement”). Pursuant to the 2008 MHHA Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord hotel and former Concord resort or July 31, 2011, we were to continue to pay to the MHHA 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, we believe Concord owed us approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to us. In its Decision and Order, dated January 15, 2014, the Sullivan County Supreme Court awarded damages to MRMI in the approximate amount of $308,000 plus interest and costs. On February 4, 2014, Concord filed a Notice of Appeal with the Appellate Division of the New York Supreme Court, Third Department ("Third Department"). We will continue to aggressively pursue our claims in this lawsuit.
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

Concord Associates, L.P. v. Town of Thompson

On October 2, 2013, the New York Supreme Court in Sullivan County (the “Court”) denied in its entirety the Article 78 petition (the “Petition”) filed by Concord on or about May 14, 2013. The Petition named the Town of Thompson and its Town Board and Planning Board, and EPT as respondents. The proceeding challenged the actions and determinations made by the Town Board and the Planning Board regarding the Project in Sullivan County. MRMI was not named as a respondent. However, an Order was entered permitting intervention by MRMI as an intervenor respondent. On or about October 30, 2013, Concord filed a Notice of Appeal in the Third Department. On March 7, 2014, MRMI filed in the Third Department a motion to dismiss Concord's appeal. In response to the motion, Concord, by letter dated March 13, 2014, notified the Third Department that it was withdrawing its appeal and requested an Order be entered to that effect. As a result, the Court’s decision denying Concord’s Petition is now final and binding.
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
Market Information
Our common stock is listed on the NASDAQ Global Market under the symbol “NYNY”. The following table sets forth the high and low sale prices for the common stock for the periods indicated, as reported by the NASDAQ Global Market.

	High	Low
Year ended December 31, 2012
First Quarter	$3.13	$1.50
Second Quarter	2.60	1.85
Third Quarter	2.10	1.50
Fourth Quarter	2.43	1.50
Year ended December 31, 2013
First Quarter	$2.45	$1.91
Second Quarter	3.05	1.90
Third Quarter	3.80	2.44
Fourth Quarter	6.64	3.75
Holders
According to Continental Stock Transfer & Trust Company, there were approximately 210 holders of record of our common stock at March 13, 2014.
Dividends
During the past two fiscal years, we did not declare or pay any cash dividends with respect to our common stock and we do not anticipate declaring any cash dividends on our common stock in the foreseeable future. We intend to retain all future earnings for use in the development of our business. In addition, the payment of cash dividends to the holders of our common stock is restricted by undeclared dividends on our Series E preferred stock. We have accumulated unpaid Series E preferred dividends of approximately $503,000 as of December 31, 2013. There can be no assurance that we will have, at any time, sufficient surplus under Delaware law to be able to pay any dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2013 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,887,209	$6.63	1,367,791
Total	1,887,209	$6.63	1,367,791

Item 6.	Selected Financial Data
We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Through our wholly-owned subsidiary, MRMI, we currently own and operate Monticello Casino and Raceway, a 45,000 square foot VGM and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs which includes 1,090 video lottery terminals (“VLTs”) and 20 electronic table game positions ("ETGs"). VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.
In December 2012, MRMI entered into a master development agreement (the "MDA") with EPT Concord II, LLC ("EPT") to develop 1,500 acres located at the site of the former Concord Resort in Sullivan County, New York (the "EPT Property"), which is owned by EPT and EPR Concord II, LP, each a wholly-owned subsidiary of EPR Properties Trust ("EPR"). The parties envision developing a comprehensive resort destination that will provide year-round indoor and outdoor activities, including hotels, spas, salons, entertainment, dining, retail, golf, high tech meeting and convention spaces and casino gaming (the "Project"). The initial phase of the Project contemplates the development of a casino and hotel by MRMI (the "Casino Project"). Over the past three years, the Company has expended substantial energy on designing the Casino Project and, in conjunction with EPR, working with local and state agencies and officials to obtain the necessary permits and approvals to begin construction. The Company intends to apply for a destination gaming resort license, which is described in more detail below, which would allow the Casino Project to include a full-scale casino. The development of the Project and the Casino Project is contingent upon various conditions, including obtaining all necessary governmental approvals, as described in the MDA, and the Company's ability to obtain necessary financing.
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
Gaming revenue is the net difference between gaming wagers and payouts for prizes from VGMs, non-subsidized free play and accruals related to the anticipated payout of progressive jackpots. Progressive jackpots contain base jackpots that increase at a progressive rate based on the credits played and are charged to revenue as the amount of the jackpots increase. We recognize gaming revenues before deductions of such related expenses as NYSGC share of VGM revenue and the Monticello Harness Horsemen’s Association (the “MHHA”) and Agriculture and New York State Horse Breeding Development Fund’s contractually and/or statutory required percentages.
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
The retail value of complimentary food, beverages and other items provided to our guests is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such food, beverage and other items as promotional allowances is included in food, beverage, racing and other expense. In addition, promotional allowances include non-subsidized free play offered to our guests based on their relative gaming worth, goods and services such as complimentary food and beverage included in certain promotional marketing programs.
Accounts receivable
Accounts receivable, net of allowances, are stated at the amount we expect to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms and how recently payments have been received and our judgment of collectability. In the normal course of business, we settle wagers for other racetracks and are exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2013 and December 31, 2012, we recorded an allowance for doubtful accounts of approximately $166,000 and $202,000, respectively.
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

Stock-based compensation

The cost of all share-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the market price of our common stock on the date of grant. The fair value of share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of December 31, 2013, there was approximately $610,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our equity compensation plans. That cost is expected to be recognized over a period of three years. This expected cost does not include the impact of any future stock-based compensation awards.

Fair value

We follow the provisions of Financial Accounting Standards Board Accounting Standards Certification (“ASC”) 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). We chose not to elect the fair value option as prescribed by FASB, for our financial assets and liabilities that had not been previously carried at fair value. Our financial instruments are comprised of current assets, current liabilities and a long-term loan. Current assets and current liabilities approximate fair value due to their short-term nature. As of December 31, 2013, our management was unable to estimate reasonably the fair value of the long-term loan due to the inability to obtain quotes for similar credit facilities.

Income taxes
We apply the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates for the periods in which the difference are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Development costs

Previously, we capitalized our development costs for the Casino Project because such development was to be a VGM facility. However, with the enactment of the Gaming Act in 2013 and the subsequent referendum approving a constitutional amendment in November 2013 to permit destination gaming resorts in New York, we will now apply, in a competitive environment, for a destination gaming resort license for the Casino Project, and we do not believe that it is probable that we will develop a VGM facility. As it is not certain that we will obtain a destination resort license necessary for the Casino Project, such expenditures cannot be capitalized; accordingly, during the fourth quarter of 2013, we expensed approximately $16.0 million of previously capitalized costs. All costs incurred for the Casino Project as a destination gaming resort pursuant to the Gaming Act will now be expensed until we are awarded a destination gaming resort license for the Casino Project.
Through December 31, 2013, the total Project and Casino Project development costs incurred were approximately $17.9 million. The $17.9 million consisted of $10.4 million in architectural fees, $1.9 million for shared development expenses with EPR, $2.3 million in legal, $1.0 million in construction manager costs, $900,000 in consultants and other professional services, and $1.5 million of non-refundable payments pertaining to the Option Agreement with EPR.

Results of Operations
The results of operations for the year ended December 31, 2013 and 2012 are summarized below (dollars in thousands):

	2013	2012	Variance $	Variance %
Revenues:
Gaming	$63,642	$63,402	$240	—%
Food, beverage, racing and other	12,776	12,220	556	5%
Gross revenues	76,418	75,622	796	1%
Less: Promotional allowances	(5,457)	(3,649)	(1,808)	(50)%
Net revenues	70,961	71,973	(1,012)	(1)%
Costs and expenses:
Gaming	47,129	45,700	(1,429)	(3)%
Food, beverage, racing and other	11,470	10,959	(511)	(5)%
Selling, general and administrative	30,743	12,895	(17,848)	(138)%
Stock-based compensation	385	647	262	40%
Depreciation	1,354	1,380	26	2%
Total costs and expenses	91,081	71,581	(19,500)	(27)%
Income from operations	(20,120)	392	(20,512)	(5,233)%
Amortization of deferred financing costs	(74)	(30)	(44)	147%
Interest expense	(1,331)	(1,063)	(268)	25%
Interest income	—	4	(4)	(100)%
Income (loss) before income taxes	(21,525)	(697)	(20,828)	2,988%
Income tax provision	17	16	1	6%
Net loss	$(21,542)	$(713)	$(20,829)	(2,921)%
Gaming revenue

Gaming revenue increased for the year ended December 31, 2013 by $240,000, as compared to the year ended December 31, 2012. As part of our marketing efforts, approximately $1.6 million more non-subsidized free play was redeemed which has increased our gross gaming revenue and promotional allowances. As a result net gaming revenue declined approximately $1.4 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Our VGM hold percentage increased slightly to 7.4% from 7.3% for the years ended December 31, 2013 and 2012, respectively. The average daily win per unit increased slightly from $156.49 in 2012 to $157.08 in 2013. These increases were offset by a handle decrease of approximately $7.2 million or 1% for the year ended December 31, 2013 compared to the year ended December 31, 2012. In 2013, we expanded our marketing initiatives to increase frequency of guest visits and the percentage of rated play from our guests, including guests with lower gaming budgets. Marketing programs are being implemented to refocus our efforts to attract mid and high level player segments. In addition, 2012 had an additional day of gaming due to leap year and fewer inclement weather days than 2013 that affected our volume.

Food, beverage, racing and other revenue
Food and beverage, racing and other revenue increased by approximately $556,000 or 5% for the year ended December 31, 2013, as compared to the year ended December 31, 2012. Food revenue increased by $124,000 largely due to higher complimentary revenue from marketing promotions and beverage revenue increased by $149,000 as a result of increased non alcoholic cash beverage sales. The $119,000 increase in racing revenue is due to the increase Pari-Mutuel revenue of $90,000 and Simulcasting revenue of $451,000 offset by decreased Off-Track Betting Corporations ("OTBs") of $422,000 making their payments. We recognize revenue from off track betting parlors as the cash is received as we have determined that collectability is not reasonably assured until the point of payment. Other revenue increased by $164,000 principally due to increased ATM revenue resulting from a new contract.
Promotional allowances

Promotional allowances increased by approximately $1.8 million or 50%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012 primarily due to a substantial increase in non-subsidized free play of $1.6 million. The increase of non-subsidized free play increased both gross gaming revenue and promotional allowance. In addition, food complementaries increased by $176,000.
Gaming costs
Gaming costs increased by $1.4 million or 3%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012 due to higher NYSGC and other commissions of $238,000, resulting from greater gaming revenue, as compared to the same period in the prior year. Gaming wages increased by $229,000 largely due to a severance payout and increased sick, overtime and vacation costs. Gaming related benefit costs increased by $450,000 due to higher payroll taxes, medical, dental, vision and other benefit related costs. Other gaming expenses increased $494,000 as compared to the same period in the prior year due to the implementation of a new financial accounting system of $128,000 and increased repairs and maintenance expenses of $366,000.

Food, beverage, racing and other costs

Food, beverage, racing and other costs increased approximately $511,000 or 5%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. Purse expense increased by $336,000 due to additional racing revenue. Food and beverage payroll expense increased $72,000 with related benefits costs increasing $191,000 due to higher payroll taxes, medical, dental, vision and other benefit related costs. Food and beverage costs of goods sold increased approximately $48,000. These increases were partially offset by a slight decrease in racing payroll of $49,000 and reduced union related benefit costs of $87,000.

Selling, general and administrative expenses

Previously, we capitalized our development costs for the Casino Project because such development was to be a VGM facility. However, with the enactment of the Gaming Act in 2013 and the subsequent referendum approving a constitutional amendment in November 2013 to permit destination gaming resorts in New York, we will now apply, in a competitive environment, for a destination gaming resort license for the Casino Project, and we do not believe that it is probable that we will develop a VGM facility. As it is not certain that we will obtain a destination resort license necessary for the Casino Project, such expenditures cannot be capitalized; accordingly, during the fourth quarter of 2013, we expensed approximately $16.0 million of previously capitalized costs. All costs incurred for the Casino Project as a destination gaming resort pursuant to the Gaming Act will now be expensed until we are awarded a destination gaming resort license for the Casino Project.
Consolidated selling, general and administrative expenses totaled $30.7 million in 2013 versus $12.9 million in 2012, an increase of $17.8 million or 138%. Empire’s corporate overhead incurred selling, general and administrative expenses of $7.3 million in 2013 and $8.2 million in 2012. The primary reason for the increase is due to the increase in expenses associated with the Project and Casino Project including the write-off of previously capitalized development costs discussed in the preceding paragraph.
Included in the 2013 Empire corporate overhead selling, general and administrative expenses are $1.9 million related to two litigation matters, $835,000 in consulting and other expenses primarily associated with the Project and the Casino Project and passage of the Gaming Act, and $186,000 in fees associated with the Company's Special Committee for Development and Expansion ("Special Committee"). In 2012 there was $3.2 million incurred for certain litigation matters and $401,000 in consultants and other professional services as well as $176,000 of Special Committee fees. At December 31, 2013 MRMI incurred $23.4 million in selling, general and administrative expenses for the year ended December 31, 2013 and $4.7 million for 2012, an increase of $18.7 million, or 398%. During the year ended December 31, 2013, MRMI expensed project development costs for the Project and Casino Project of $16.5 million (including $11.5 million which had been capitalized at December 31, 2012) which consist substantially of $10.4 million in architectural fees, $1.9 million for shared development expenses with EPR, $2.3 million in legal, $1.0 million in construction manager costs and $865,000 in consultants and other professional services. In addition, as part of the Project and Casino Project, we expensed $1.5 million of non-refundable payments to EPR associated with the Option Agreement during the year ended December 31, 2013. MRMI incurred selling, general and administrative expenses of $4.7 million in 2012 which consist of $401,000 for consultants and other professional services.

Stock-based compensation expense

Stock-based compensation decreased approximately $262,000 or 40% for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to more options vesting in 2012 from prior years that became fully vested in 2012.
Interest expense
Interest expense increased approximately $268,000 or 25% for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The interest on the loan agreement between the Company and Kien Huat that became effective per the Amendment to the Loan Agreement dated August 9, 2012 increased from 5% to 7.5%.

On December 18, 2013, the Company and Kien Huat entered into Amendment No. 2 (the “Second Amendment”) to the Loan Agreement, dated November 17, 2010 and amended on August 8, 2012, by and between the Company and Kien Huat (as amended, the “Loan Agreement”). Pursuant to the Second Amendment, the maturity date of the loan made pursuant to the Loan Agreement (the “Loan”) was extended from December 31, 2014 to March 15, 2015. In consideration of the extension of the maturity date of the Loan, the Company agreed to pay Kien Huat a onetime fee of $25,000. In addition, the Company agreed to pay the out-of-pocket legal fees and expenses incurred by Kien Huat in an amount not to exceed $20,000. Except for these amendments, the Loan Agreement remains unchanged and in full force and effect.
Income tax provision
Income tax provision increased $1,000 for the year ended December 31, 2013, as compared to the year ended December 31, 2012.
Liquidity and Capital Resources
The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We anticipate that our current cash and cash equivalents and cash generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth and operating results. We will require additional capital resources to pursue a destination gaming resort license and to finance the Casino Project, for which purpose we may seek to enter into strategic agreements, joint ventures or similar agreements or seek additional financing in the form of debt or equity. Such transactions may include private offerings, underwritten or "best efforts" offerings to the public or rights offerings to current stockholders. Some of these funds may need to be raised in the short-term to support the on-going expenses of developing the Casino Project. We can make no assurance that financing will be available in amounts or on acceptable terms, if at all, which may adversely impact our ability to pursue the development of the Casino Project.
The sale of additional equity could result in additional dilution to our existing stockholders and financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us. On February 12, 2014, the Securities and Exchange Commission declared effective our shelf registration statement on Form S-3 pursuant to which we anticipate offering up to $250 million of our securities for the purpose of pursuing our destination gaming resort license and financing the development of the Casino Project. In addition, the Company has engaged Moelis & Company LLC to act as its financial advisor in connection with the Project and the Casino Project.

In December 2012, MRMI entered into the MDA with EPT to develop the EPT Property, which is owned by EPT and EPR Concord II, LP, each a wholly-owned subsidiary of EPR. The parties envision developing a comprehensive resort destination that will provide year-round indoor and outdoor activities, including hotels, spas, salons, entertainment, dining, retail, golf, high tech meeting and convention spaces and casino gaming. The initial phase of the Project contemplates the development of a casino and hotel by MRMI. Over the past three years, the Company has expended substantial energy on designing the Casino Project and, in conjunction with EPR, working with local and state agencies and officials to obtain the necessary permits and approvals to begin construction. The Company intends to apply for a destination gaming resort license, which would allow the Casino Project to include a full-scale casino. The development of the Project and the Casino Project is contingent upon various conditions, including obtaining all necessary governmental approvals, as described in the MDA, and the Company's ability to obtain necessary financing.

To date, our project development costs have included the $750,000 Option Payment to EPT made on December 21, 2011, and a prorated Option Payment of $472,603 made by us to EPT on March 8, 2013. The $1.2 million of payments made to EPT in connection with the Option Agreement became non-refundable in September 2013 when EPT's Board of Directors provided an irrevocable notice to proceed with the development of the EPT Property in accordance with the terms of the MDA. These payments made to EPT were expensed during 2013.We exercised our right to extend the Option, as a result of which we made an Option Payment to EPT in December 2013, in the amount of $250,000. All such Option Payments will be applied against rent expense pursuant to the Casino Lease if executed. In addition to the Option Payments to EPT upon extension of the Option, project development costs included other direct costs incurred by the Company in consummating the Option Agreement and related lease, as well as other project development costs for the EPT Property. At December 31, 2013 and 2012, project development costs totaled approximately $17.9 million and $11.5 million, respectively. If required funds are unavailable, or not available on acceptable terms, we may be required to delay, scale back or eliminate some of our obligations with respect to the Project and Casino Project.
On November 17, 2010, we entered into a loan agreement (the “Loan Agreement”) with Kien Huat Realty III Limited (“Kien Huat”), our largest stockholder, pursuant to which Kien Huat made a loan (the "Kien Huat Loan") represented by a convertible promissory note due May 17, 2013 (the "Kien Huat Note") in the principal amount of $35 million and which had an interest rate of 5%. The Company paid down the principle of the Kien Huat Note in the amount of approximately $17.6 million from the proceeds of the rights offering the Company consummated in May 2011.

On August 8, 2012, the Company and Kien Huat entered into Amendment No. 1 (the “KH Loan Amendment No. 1”) to the Loan Agreement. Pursuant to the KH Loan Amendment No. 1, the maturity date of the Kien Huat Note was extended from May 17, 2013 to December 31, 2014. In consideration of the extension of the maturity date of the Kien Huat Note, effective as of August 8, 2012, the rate of interest increased from 5% to 7.5% per annum. In addition, the Company agreed to pay Kien Huat upon execution a one-time fee of $174,261, or 1% of the outstanding principal amount of the Loan as of the date of the KH Loan Amendment No. 1.

On December 18, 2013, the Company and Kien Huat entered into Amendment No. 2 (the “KH Loan Amendment No. 2”) to the Loan Agreement. Pursuant to the KH Loan Amendment No. 2, the maturity date of the Kien Huat Note was extended from December 31, 2014 to March 15, 2015. In consideration of the extension of the maturity date of the Kien Huat Note, the Company agreed to pay Kien Huat a one time fee of $25,000. In addition, the Company agreed to pay the out-of-pocket legal fees and expenses incurred by Kien Huat in an amount not to exceed $20,000. Except for these amendments, the Loan Agreement remains unchanged and in full force and effect.
Subject to and upon compliance with the provisions of the Loan Agreement, Kien Huat has the right to convert all or any portion of the obligations evidenced by the Kien Huat Note into shares of our common stock at a conversion price of approximately $2.65 per share, subject to adjustment in accordance with the Loan Agreement.
If, as of any date during the term of the Kien Huat Note (the “Measuring Date”), the average of the last reported bid prices of common stock for the twenty consecutive trading days as defined in the Loan Agreement, ending on the trading day prior to the Measuring Date exceeds 200% of the conversion price in effect on the Measuring Date, then we may request Kien Huat convert all the obligations evidenced by the Kien Huat Note into shares of our common stock in accordance with the terms and provisions of the Loan Agreement. If we do not elect to force conversion of the Kien Huat Note and there have been no events of default as defined in the Loan Agreement, we may voluntarily prepay the Loan in whole or in part, with all interest accrued through the applicable period, absent notice from Kien Huat of its election to convert the Kien Huat Note.

On April 30, 2013, we commenced a rights offering (the "April 2013 Rights Offering") which expired on May 30, 2013. On April 11, 2013, the Company and Kien Huat entered into a standby purchase agreement (the “Standby Purchase Agreement”) in connection with the April 2013 Rights Offering. Pursuant to the Standby Purchase Agreement, Kien Huat agreed to exercise in full its basic subscription rights granted pursuant to the April 2013 Rights Offering within ten days of its grant. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in the Rights Offering to acquire up to one share less than 20% of the Company’s issued and outstanding common stock prior to the commencement of the Rights Offering.
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
As of December 31, 2013, we had total current assets of approximately $12.8 million and current liabilities of approximately $8.6 million. We expect that we will be able to fund our operations in the ordinary course of business over at least the next twelve months.

Net cash used by operating activities was approximately $4.3 million during the year ended December 31, 2013 and net cash provided by operating activities was approximately $3.0 million during the year ended December 31, 2012, respectively. This was primarily the result of the increased in net loss in 2013 as compared to 2012. At December 31, 2013 MRMI expensed approximately $17.9 million of the project development costs of which the majority was previously capitalized. The net change in assets and liabilities contributed to the year over year change.

Net cash used in investing activities was approximately $6.6 million and $8.6 million for the years ended December 31, 2013 and 2012, respectively. The decrease of $3.3 million was primarily a result of reduced project development costs of $4.3 million in 2013 compared to $8.2 million in 2012 related to the Casino Project. The decrease was offset by increased purchases of property and equipment.
Net cash provided in financing activities was approximately $9.4 million and $1,000 for the years ended December 31, 2013 and 2012, respectively. In 2013, approximately $11.4 million was received from the April 2013 Rights Offering and we incurred approximately $223,000 in expenses pertaining to the April 2013 Rights Offering. Approximately $2.8 million was utilized for the redemption of a portion of the Series E Preferred Shares. In addition, we received approximately $1.0 million pertaining to proceeds from exercising of stock options.
On June 30, 2013 all Preferred Stock held by Stanley Tollman was redeemed for approximately $1.5 million. On December 31, 2013, the Company paid Stanley Tollman cumulative undeclared dividends of $1.3 million on the on the Series E Preferred Stock that he held prior to it being redeemed.
On February 19, 2014, our Board authorized the issuance of 30,833 shares of our common stock in payment of dividends due for the year ended December 31, 2013 on our Series B Preferred Stock. The recorded value of these shares was approximately $218,000. At December 31, 2013, the Company had undeclared dividends on the Series B Preferred Stock of approximately $218,000.
On February 12, 2013, our Board authorized the issuance of 75,530 shares of our common stock in payment of dividends due for the year ended December 31, 2012 on our Series B Preferred Stock. The recorded value of these shares was approximately $167,000.
On March 13, 2012, our Board authorized the issuance of 92,414 shares of our common stock in payment of dividends due for the year ended December 31, 2011 on our Series B Preferred Stock. The recorded value of these shares was approximately, $233,000.
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
Contractual Obligations

	Payments due by period (in thousands)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Kien Huat Loan (a):
Principal (b)	$17,426	$—	$17,426	$—	$—
Estimated interest (b)	1,656	1,325	331	—	—
Total	$19,082	$1,325	$17,757	$—	$—

(a)	See the section of this annual report entitled “Item 8—Financial Statements and Supplementary Data—Note G. Long-term Loan, Related Party.”

(b)	Interest is payable monthly at an annual rate of 7.5% on the Loan until March 15, 2015.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Empire Resorts, Inc.
We have audited the accompanying consolidated balance sheet of Empire Resorts, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire Resorts, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 18, 2014

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,
(In thousands, except for per share data)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$7,526	$9,063
Restricted cash	1,070	1,240
Accounts receivable, net	1,178	1,006
Prepaid expenses and other current assets	3,023	2,839
Total current assets	12,797	14,148
Property and equipment, net	26,155	26,568
Development costs	—	11,516
Other assets	95	217
Total assets	$39,047	$52,449
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	2,555	2,805
Accrued expenses and other current liabilities	6,041	7,405
Total current liabilities	8,596	10,210
Long-term loan, related party	17,426	17,426
Series E preferred stock payable - $10 per share redemption value, 1,551 Shares as of December 31, 2013, (aggregate liquidation value of $29,239 as of December 31, 2013)	22,800	—
Total liabilities	48,822	27,636
Stockholders’ (deficit) equity:
Preferred stock, 5,000 shares authorized; $0.01 par value
Series A junior participating preferred stock, $1,000 per share liquidation value, none issued and outstanding	—	—
Series B, $29 per share liquidation value, 44 shares issued and outstanding	—	—
Series E, $10 per share redemption value, 27 and 1,731 shares issued and outstanding as of December 31, 2013 and 2012, respectively (aggregate liquidation value of $503 and $31,237 as of December 31, 2013 and 2012, respectively)	—	6,855
Common stock, $0.01 par value, 150,000 shares authorized, 36,495 and 30,073 shares issued and outstanding in 2013 and 2012, respectively	365	300
Additional paid-in capital	159,027	146,083
Accumulated deficit	(169,167)	(128,425)
Total stockholders’ (deficit) / equity	(9,775)	24,813
Total liabilities and stockholders’ equity	$39,047	$52,449
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,
(In thousands, except for per share data)

	2013	2012
Revenues:
Gaming	$63,642	$63,402
Food, beverage, racing and other	12,776	12,220
Gross revenues	76,418	75,622
Less: Promotional allowances	(5,457)	(3,649)
Net revenues	70,961	71,973
Costs and expenses:
Gaming	47,129	45,700
Food, beverage, racing and other	11,470	10,959
Selling, general and administrative	30,743	12,895
Stock-based compensation	385	647
Depreciation	1,354	1,380
Total costs and expenses	91,081	71,581
Income from operations	(20,120)	392
Amortization of deferred financing costs	(74)	(30)
Interest expense	(1,331)	(1,063)
Interest income	—	4
(Loss)Income before income taxes	(21,525)	(697)
Income tax provision	17	16
Net loss	(21,542)	(713)
Undeclared dividends on preferred stock	(5,508)	(1,551)
Net loss applicable to common shares	$(27,050)	$(2,264)
Weighted average common shares outstanding, basic	35,217	29,951
Weighted average common shares outstanding, diluted	35,217	29,951
Loss per common share, basic	$(0.77)	$(0.08)
Loss per common share, diluted	$(0.77)	$(0.08)
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) / EQUITY
YEARS ENDED DECEMBER 31, 2013 AND 2012
(In thousands)

	Preferred Stock*				Common Stock		Additional paid-in capital	Accumulated Deficit	Total Stockholders’ (Deficit)/Equity
	Series B		Series E
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2012	44	$—	1,731	$6,855	29,931	$299	$145,204	$(127,479)	$24,879
Declared and paid dividends on preferred stock	—	—	—	—	92	—	233	(233)	—
Common stock issued from exercise of rights offering	—	—	—	—	—	—	—	—	—
Stock issuance costs	—	—	—	—	50	1	(1)	—	—
Stock-based compensation	—	—	—	—	—	—	647	—	647
Net loss	—	—	—	—	—	—	—	(713)	(713)
Balances, December 31, 2012	44	$—	1,731	$6,855	30,073	$300	$146,083	$(128,425)	$24,813
Redemption of Series E Preferred Shares			(1,703)	$(6,854)			$268	$(19,033)	$(25,619)
Declared and paid dividends on preferred stock	—	—			76	1	166	(167)	(1)
Common stock issued from exercise of rights offering	—	—	—	—	6,032	60	11,338	—	11,398
Stock issuance costs	—	—	—	—		1	(223)	—	(222)
Options exercised					314	3	1,010		1,013
Stock-based compensation	—	—	—	—	—	—	385	—	385
Net loss	—	—	—	—	—	—	—	(21,542)	(21,542)
Balances, December 31, 2013	44	$—	28	$1	36,495	$365	$159,027	$(169,167)	$(9,775)

*	Series A preferred stock, none issued and outstanding.
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,
(In thousands)

	2013	2012
Cash flows from operating activities:
Net loss	$(21,542)	$(713)
Adjustments to reconcile net loss to net cash (used) /provided by operating activities:
Depreciation	1,354	1,380
(Recovery) / provision for doubtful accounts	(36)	25
Development costs write off	16,003	—
Loss on disposal of property and equipment	91	94
Stock based compensation	385	647
Changes in operating assets and liabilities:
Restricted cash—NY Lottery and Purse Accounts	128	(43)
Accounts receivable	(136)	447
Prepaid expenses and other current assets	(184)	(71)
Other assets	122	964
Accounts payable	(251)	727
Accrued expenses and other current liabilities	(276)	(408)
Net cash (used) / provided by operating activities	(4,342)	3,049
Cash flows from investing activities:
Purchase of property and equipment	(1,036)	(548)
Restricted cash—Racing capital improvement	43	157
Development costs	(5,574)	(8,197)
Net cash used in investing activities	(6,567)	(8,588)
Cash flows from financing activities:
Proceeds from rights offering, net of expenses	11,178	—
Series E preferred shares and dividend redemption	(2,819)	—
Proceeds from exercise of stock options	1,013	1
Net cash used in financing activities	9,372	1
Net increase (decrease) in cash and cash equivalents	(1,537)	(5,538)
Cash and cash equivalents, beginning of year	9,063	14,601
Cash and cash equivalents, end of year	$7,526	$9,063
Supplemental disclosures of cash flow information:
Interest paid	$1,325	$1,044
Income taxes paid	$17	$15
Noncash investing and financing activities:
Common stock issued in settlement of preferred stock dividends	$167	$233
Development costs included in accrued expenses	$—	$2,362
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A. Organization and Nature of Business

The consolidated balance sheets as of December 31, 2013 and 2012, and the consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012 include the accounts of Empire Resorts, Inc. (“Empire”) and subsidiaries (collectively the “Company”).

Liquidity

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations will be sufficient to meet its working capital requirements for at least the next twelve months. Whether these resources are adequate to meet the Company’s liquidity needs beyond that period will depend on its growth and operating results. We will require additional capital resources in the event we are granted a destination gaming resort license, for which purpose we may seek to enter into strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions. The sale of additional equity could result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to it, or may not be available in amounts or on terms acceptable to it.

Nature of Business

Through Empire’s wholly-owned subsidiary, Monticello Raceway Management, Inc. (“MRMI”), the Company currently owns and operates Monticello Casino and Raceway, a 45,000 square foot video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs, which includes 1,090 video lottery terminals (“VLTs”) and 20 electronic table game positions (“ETGs”). VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. The Company also generates racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of its races to offsite pari-mutuel wagering facilities.

In December 2012, MRMI entered into a master development agreement (the "MDA") with EPT Concord II, LLC ("EPT") to develop 1,500 acres located at the site of the former Concord Resort in Sullivan County, New York (the "EPT Property"), which is owned by EPT and EPR Concord II, LP, each a wholly-owned subsidiary of EPR Properties Trust ("EPR"). The parties envision developing a comprehensive resort destination that will provide year-round indoor and outdoor activities, including hotels, spas, salons, entertainment, dining, retail, golf, high tech meeting and convention spaces and casino gaming (the "Project"). The initial phase of the Project contemplates the development of a casino and hotel by MRMI (the "Casino Project"). Over the past three years, the Company has expended substantial energy on designing the Casino Project and, in conjunction with EPR, working with local and state agencies and officials to obtain the necessary permits and approvals to begin construction. The Company intends to apply for a destination gaming resort license, which is described in more detail below, which would allow the Casino Project to include a full-scale casino. The development of the Project and the Casino Project is contingent upon various conditions, including obtaining all necessary governmental approvals, as described in the MDA, and the Company's ability to obtain necessary financing.

Regulation

On February 1, 2013, the New York State Gaming Commission (“NYSGC”) became effective. The NYSGC was formally created via Chapter 60 of the Laws of 2012 as part of the 2012/2013 Enacted State Budget. The legislation merged the New York Racing and Wagering Board ("RWB") with the New York Lottery ("NYL") into a single state agency. The legislation that created the NYSGC provides that the Board of the NYSGC shall consist of seven members. As of March 12, 2014, five members have been appointed to the Board of the NYSGC. The NYSGC has the authority and responsibility to promulgate rules and regulations. The legislation specifies that all rules, regulations, acts, orders, determinations and decisions of the NYL and RWB shall continue as rules, regulations, acts, orders, determinations and decisions of the NYSGC until modified or abrogated by the NYSGC and all of the functions and powers and obligations and duties of the RWB and NYL were transferred to the NYSGC. Our VGM, harness horseracing and simulcast activities in the State of New York are overseen by the NYSGC.
On July 30, 2013, the Upstate New York Gaming Economic Development Act (“Gaming Act”) (as more fully discussed below) was enacted. On November 5, 2013, a constitutional amendment was passed in the general voter referendum to permit full-scale gambling in New York State. Pursuant to the Gaming Act, the NYSGC is authorized to award up to four (4) upstate destination gaming resort licenses. Up to two (2) destination gaming resorts could be located in the region in which we are located consisting of Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties (“Hudson Valley-Catskill Area”). In accordance with the Gaming Act, a siting board selected by the NYSGC (the “Siting Board”) is charged with selecting applicants that are qualified to receive a destination gaming resort license and determining the location of such destination gaming resorts. The NYSGC is not required to issue a license if the Siting Board determines that there are no qualified applicants in a specific region. The NYSGC's website provides that casino siting and operators are expected to be formally announced in early Fall 2014.

If the Company were to be awarded a destination gaming resort license by the NYSGC, the Gaming Act provides the tax rate on slot machines would be 39% and the tax rate on table games would be 10%. However, an applicant may agree to supplement the tax with a binding supplemental fee. The Gaming Act imposes a $500 annual fee on each slot machine and table game. In addition, the Gaming Act requires the maintenance of the horsemen and breeder payments at the 2013 dollar level to be adjusted annually pursuant to changes in the consumer price index. A racetrack location awarded a destination gaming resort license shall maintain racing activity and race dates. If the Company is not awarded a destination gaming resort license, and the Company were to continue its operations at Monticello Casino and Raceway, the Gaming Act provides that MRMI would receive its current NYL commission rate and would receive an additional commission from NYL based on a rate related to the effective tax rate on all gross gaming revenue at a destination gaming resort(s), if any, developed in the Hudson Valley-Catskill Area.
In a letter dated December 23, 2013, the NYSGC assigned to MRMI the race dates requested for the months of January through April of 2014. The NYSGC has not yet approved MRMI's racetrack and simulcast license renewal applications for calendar year 2014. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.
Future Development

EPT Concord II, LLC, ("EPT"), and EPR Concord II, LP, each a wholly owned subsidiary of EPR Properties are the sole owners of 1,500 acres located at the site of the former Concord Resort (the “EPT Property”). On December 14, 2012 (the "Effective Date"), EPT and MRMI entered into a master development agreement (the “MDA”) to develop the EPT Property. The MDA defines and governs the overall relationship between EPT and MRMI with respect to the development, construction, operation, management and disposition of the integrated destination resort and community (the "Project") to be developed by the parties on the EPT Property. The term of the MDA commenced on the Effective Date and shall expire on the earlier of (i) the earliest date on which the Casino Project, the Golf Course Project and the Initial Resort Project (as such terms are defined below and in the MDA) are all open to the general public for business and (ii) sooner termination pursuant to the terms of the MDA. The parties also agreed to continue to cooperate in good faith on the on-going development plans and have agreed to share certain mutually agreed upon expenses. Either party has the right to terminate the MDA prior to the execution of a lease. Following the payment of any additional amounts accrued pursuant to the MDA as the date of termination, neither party shall have any obligations under the MDA.

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

In accordance with the terms of the MDA, MRMI shall be responsible for the development and construction of the Casino Project. MRMI shall then be responsible for maintaining and operating the Casino Project in accordance with the operating standards contained in the Casino Lease (as defined in the MDA), to be entered into by and between EPT and MRMI prior to the commencement of construction on the Casino Project. MRMI and EPT agreed to cooperate with each other and appropriate governmental authorities and to provide such information as may be reasonably requested by such governmental authorities, in order to obtain and maintain all gaming licenses required to operate the Casino Project. The development of the Project is contingent upon various conditions, including obtaining necessary governmental approval, as fully set forth in the MDA, and the Company's ability to obtain necessary financing.

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

On December 21, 2011 (the “Option Effective Date”), MRMI entered into an option agreement with EPT, which was last amended by a letter agreement dated November 22, 2013, between EPT and MRMI (as amended, the “Option Agreement”) . Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease certain portions of the EPT Property pursuant to the terms of a lease negotiated between the parties our rights and obligations pursuant to the Option Agreement are subject to certain existing EPT agreements.

In connection with the Option Agreement, we paid EPT option payments in the amount of $750,000 on December 21, 2011 and on March 8, 2013, MRMI paid EPT a pro-rated option payment in the amount of $472,603. On September 18, 2013, EPT’s Board of Directors provided an irrevocable notice to proceed with the development of the EPT Property in accordance with the terms of the MDA. MRMI provided EPT with a certificate of the MRMI Board of Directors which waives MRMI's right to terminate the MDA (as set forth above). Therefore, all payments made by MRMI to EPT pursuant to the Option Agreement as of that date, which total $1,222,603, have become non-refundable. In December 2013 MRMI made an option payment to EPT in the amount of $250,000. As of December 31, 2013 approximately $1.5 million has been expensed.

In the process of obtaining necessary governmental approval, on March 8, 2012, EPT and MRMI presented an overview of the master plan for redevelopment of the EPT Property to the Town of Thompson Town Board ("Town Board") and formally submitted the proposed redevelopment plan to the Town of Thompson for an assessment of its environmental impact as prescribed by the State Environmental Quality Review provisions of the New York Environmental Conservation Law ("SEQR"). The SEQR hearing was held on August 28, 2012. The SEQR process was continued by the Town Board on January 2, 2013, when the Town Board accepted a Final Environmental Impact Statement for the entire Project, including Phase I, namely, the Casino Project. On January 15, 2013, the Town Board, as Lead Agency, issued an Environmental Findings Statement for the entire development project and held public hearings on the proposed zoning amendments to the Planned Resort Development provisions of the zoning law of the Town of Thompson and regarding a new Comprehensive Development Plan ("CDP") for the entire project site. After the close of the public hearings, the Town Board unanimously approved the zoning amendments and also approved the CDP for the entire project site.

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
Rights Offering

On April 30, 2013, the Company commenced a rights offering of common stock to holders of its common stock and Series B Preferred Stock (the "April 2013 Rights Offering") which expired on May 30, 2013. At the completion of the April 2013 Rights Offering, the Company issued a total of 6,032,153 shares of common stock, raised approximately $11.4 million in gross proceeds and incurred approximately $223,000 in expenses. The Company has used a portion of the net proceeds of the April 2013 Rights Offering to fund the expenses of the Company’s Casino Project (defined above), which includes permitting, infrastructure and shared master planning costs and expenses, and for general working capital purposes.

Note B. Summary of Significant Accounting Policies
Revenue recognition and Promotional allowances
Gaming revenue is the net difference between gaming wagers and payouts for prizes from VGMs, non-subsidized free play and accruals related to the anticipated payout of progressive jackpots. Progressive jackpots contain base jackpots that increase at a progressive rate based on the credits played and are charged to revenue as the amount of the jackpots increase. The Company recognizes gaming revenues before deductions of such related expenses as NYL’s share of VGM revenue and the Monticello Harness Horsemen’s Association (the “MHHA”) and Agriculture and New York State Horse Breeding Development Fund’s contractually required percentages.
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
The retail value amounts included in promotional allowances for the years ended December 31, 2013 and 2012 are as follows:

	Year ended December 31,
	2013	2012
	(in thousands)
Food and beverage	$1,835	$1,605
Non-subsidized free play	3,106	1,459
Players club awards	516	585

Total retail value of promotional allowances	$5,457	$3,649

The estimated cost of providing complimentary food, beverages and other items for the years ended December 31, 2013 and 2012 are as follows:

	Year ended December 31,
	2013	2012
	(in thousands)
Food and beverage	$2,154	$1,605
Non-subsidized free play	1,832	861
Players club awards	516	585
Total cost of promotional allowances	$4,502	$3,051
Principles of consolidation
The consolidated financial statements include Empire’s accounts and their wholly-owned subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.
Cash and cash equivalents
Cash and cash equivalents include cash on account, demand deposits and certificates of deposit with original maturities of three months or less at acquisition. The Company maintains significant cash balances with financial institutions, which are not covered by the Federal Deposit Insurance Corporation. The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash. Approximately $841,000 of cash is held in reserve in accordance with NYSGC regulations. The Company granted the NYL a security interest in the segregated cash account used to deposit NYL’s share of net win in accordance with the NYSGC Rules and Regulations.
Restricted cash
The Company has four types of restricted cash accounts.
Under New York State Racing, Pari-Mutual Wagering and Breeding Law, MRMI is obliged to withhold a certain percentage of certain types of racing and pari-mutuel wagers towards the establishment of a pool of money, the use of which is restricted to the funding of approved capital improvements. Periodically during the year, MRMI petitions the NYSGC to certify that the noted expenditures are eligible for reimbursement from the capital improvement fund. The balance in this account was approximately $42,000 and $85,000 at December 31, 2013 and 2012, respectively.
Pursuant to its contract with the Monticello Harness Horsemen’s Association (the “MHHA”) the Company established an account to segregate amounts collected and payable to the MHHA as defined in that contract. The balance in this account was approximately $229,000 and $251,000 at December 31, 2013 and 2012, respectively.
In April 2005, the New York law governing VGM operations was modified to provide an increase in the revenues retained by the VGM operator. A portion of that increase was designated as a reimbursement of marketing expenses incurred by the VGM operator. The amount of revenues directed toward this reimbursement is deposited in a bank account under the control of the NYL (now NYSGC) and the VGM operator. The funds are transferred from this account to the VGM operator upon the approval by NYSGC officials of the reimbursement requests submitted by the VGM operator. The balance in this account was approximately $399,000 and $504,000 at December 31, 2013 and 2012, respectively.
In connection with the Company’s VGM operations, it agreed to maintain a restricted bank account with a balance of $400,000. The NYSGC can make withdrawals directly from this account if they have not received their share of net win when due. As of December 31, 2013, there were no withdrawals made from this account.
Accounts receivable
Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2013 and December 31, 2012, the Company recorded an allowance for doubtful accounts of approximately $166,000 and $202,000,
Property and equipment
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

Project Development Costs

Previously, we capitalized our development costs for the Casino Project because such development was to be a VGM facility. However, with the enactment of the Gaming Act in 2013 and the subsequent referendum approving a constitutional amendment in November 2013 to permit destination gaming resorts in New York, we will now apply, in a competitive environment, for a destination gaming resort license for the Casino Project, and we do not believe that it is probable that we will develop a VGM facility. As it is not certain that we will obtain a destination resort license necessary for the Casino Project, such expenditures cannot be capitalized; according, during the fourth quarter of 2013, we expensed approximately $16.0 million of previously capitalized costs. All costs incurred for the Casino Project as a destination gaming resort pursuant to the Gaming Act will now be expensed until we are awarded a destination gaming resort license for the Casino Project.

Through December 31, 2013, the total Project and Casino Project development costs incurred were approximately $17.9 million. The $17.9 million consisted of $10.4 million in architectural fees, $1.9 million for shared development expenses with EPR, $2.3 million in legal, $1.0 million in construction manager costs,$865,000 in consultants and other professional services, and $1.5 million of non-refundable payments pertaining to the Option Agreement with EPR.
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
Loss contingencies
There are times when non-recurring events may occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for loss contingencies typically relate to certain legal proceedings, customer and other claims and litigation. As required by generally accepted accounting principles in the United States of America (“GAAP”), the Company determines whether an accrual for a loss contingency is appropriate by assessing whether a loss is deemed probable and can be reasonably estimated. The Company analyzes its legal proceedings and other claims based on available information to assess potential liability. The Company develops its views on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. The Company recognized no loss contingencies for 2013 and 2012.
Earnings (loss) per common share
The Company computes basic earnings (loss) per share by dividing net income (loss) applicable to common shares by the weighted-average common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for the years ended December 31, 2013 and 2012 were the same.

The following table shows the approximate number of common stock equivalents outstanding at December 31, 2013 and 2012 that could potentially dilute basic earnings per share in the future, but were not included in the calculation of diluted loss per share for the years ended December 31, 2013 and 2012, because their inclusion would have been anti-dilutive.

	Outstanding at December 31,
	2013	2012
Options	1,890,000	2,204,000
Warrants	1,083,000	1,083,000
Option Matching Rights	999,000	1,276,000
Restricted stock	163,000	100,000
Shares to be issued upon conversion of long-term loan, related party	6,575,000	6,575,000
Total	10,710,000	11,238,000
Fair value
The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by FASB, for its financial assets and liabilities that had not been previously carried at fair value. The Company’s financial instruments are comprised of current assets, current liabilities and a long-term loan. Current assets and current liabilities approximate fair value due to their short-term nature. As of December 31, 2013 and 2012, the Company’s management was unable to estimate reasonably the fair value of the long-term loan due to the inability to obtain quotes for similar credit facilities.
Advertising
The Company records as current operating expense the costs of general advertising, promotion and marketing programs at the time those costs are incurred. Advertising expense was approximately $885,000 and $1.0 million for the years ended December 31, 2013 and 2012, respectively.
Stock-based compensation
The cost of all share-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the market price of Empire’s common stock on the date of grant. The fair value of share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of December 31, 2013, there was approximately $610,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s equity compensation plan. That cost is expected to be recognized over a period of 3.00 years. This expected cost does not include the impact of any future stock-based compensation awards.
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

Reclassifications
Certain prior year amounts in the income statement have been reclassified to conform to the current year presentation. All reclassified amounts were between gaming expenses, food, beverage, racing and other costs and expenses and selling, general and administrative expenses.
Note C. Property and Equipment
Property and equipment at December 31 consists of:

	(in thousands)
	2013	2012
Land	$770	$770
Land improvements	1,672	1,619
Buildings	4,727	4,727
Building improvements	25,571	24,875
Vehicles	273	261
Furniture, fixtures and equipment	3,357	3,712
Construction in Progress	256	136
	36,626	36,100
Less—Accumulated depreciation	(10,471)	(9,532)
	$26,155	$26,568
Depreciation expense was approximately $1.4 million for years ended December 31, 2013 and 2012, respectively.
The VGMs in the Company’s facility are owned by the NYSGC and, accordingly, the Company's consolidated financial statements include neither the cost nor the depreciation of those devices.
Note D. Project Development Costs
On December 21, 2011 (the “Option Effective Date”), MRMI entered into an option agreement with EPT, which was last amended by a letter agreement dated November 22, 2013, between EPT and MRMI (as amended, the “Option Agreement”) . Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease certain portions of the EPT Property pursuant to the terms of a lease negotiated between the parties our rights and obligations pursuant to the Option Agreement are subject to certain existing EPT agreement.
Pursuant to the Option Agreement, (i) MRMI may extend the Option Exercise Period End Date (as that term is defined in the Option Agreement) for up to twelve months (the “First Extended Option Exercise Period”) from November 30, 2013 to November 30, 2014 by making monthly option payments (each an “Option Payment”) and (ii) the Final Option Exercise Outside Date (as that term is defined in the Option Agreement) will be extended to a date that is 120 days from the earliest to occur of specified triggers relating to whether MRMI is chosen to receive a license to operate one of seven non-trial casinos authorized by the Gaming Act or 60 days from when affiliates of MRMI enter into an agreement to develop a non-tribal casino with someone other than MRMI (each a “Trigger Event”). If a Trigger Event occurs, EPT may, in its sole discretion, extend the Final Option Exercise Outside Date by a maximum of 90 days and, before the Final Option Exercise Outside Date, waive such Trigger Event in writing (in which case the Option Agreement would continue as if such Trigger Event had not occurred). If a Trigger Event has not occurred as of the end of the First Extended Option Exercise Period, (i) MRMI may extend the Option Exercise Period End Date by up to an additional twelve months (the “Second Extended Option Exercise Period”) from November 30, 2014 to November 30, 2015 by making monthly Option Payments at a higher amount. If a Trigger Event has not occurred as of the end of the Second Extended Option Exercise Period, MRMI may extend the Option Exercise Period End Date on a monthly basis until the occurrence of a Trigger Event by making monthly Option Payments at an even higher amount. If MRMI exercises the Option and the Casino Lease for the EPT Property is executed between the Parties, any additional amounts paid by MRMI as Option Payments shall constitute prepaid rent and shall be applied against amounts due to EPT as rent under the Casino Lease.

If a Trigger Event occurs, EPT shall have the immediate right to discuss or negotiate with any other entity with respect to developing a casino or seeking a gaming license regarding the EPT Property and, if MRMI has not exercised the Option by the applicable Final Option Exercise Outside Date, EPT shall have the immediate right to enter into an agreement with another entity to develop a casino or seek a gaming license with respect to the EPT Property. Pursuant to the letter agreement that amended the Option Agreement dated August 30, 2013, between EPT and MRMI (the "Letter Agreement"), EPT granted to MRMI the option to purchase the EPT Property together with the other property owned by EPT at the site of the former Concord Resort, which option is exercisable upon the occurrence of a Trigger Event or any time between May 1, 2015 and June 30, 2015, at book value as of the date of the Letter Agreement plus capitalized expenses incurred by EPT after the date of the Letter Agreement through the purchase date and related to the development of the property.

Pursuant to the terms of the Letter Agreement:

1.
On the date EPT’s Board of Directors provided an irrevocable notice to proceed with the development of the EPT Property in accordance with the terms of the Master Development Agreement, executed by the parties on December 14, 2012, all payments made by MRMI to EPT pursuant to the Option Agreement to date, which total $1,222,603, became non-refundable.

2.
EPT entered into an agreement with Aquatic Development Group to be the water park developer and operator for the project at the EPT property (a “Second Tenant Commitment”). In connection with the receipt of a Second Tenant Commitment, MRMI agreed to reimburse certain out-of-pocket costs and expenses incurred by such tenant, subject to a cap.

3.	The Parties executed the Master Declaration.

4.
During the term of the Letter Agreement and other agreements of the Parties, MRMI will make good faith efforts to pursue a casino license. If MRMI fails to diligently pursue a casino license, MRMI shall notify EPT and the Final Option Exercise Outside Date shall be 60 days following the receipt of such notice by EPT.

5.
MRMI provided EPT a certificate of the MRMI Board of Directors which, in substance, waives MRMI’s right to terminate the MDA pursuant to Section 14.21 thereof and prohibits MRMI, unless the Option terminates due to the occurrence of a Trigger Event, so long as EPT has provided its notice to proceed, the Master Declaration has been executed and EPT is not in breach of the Option Agreement or any other agreements between the parties, from building or operating a full-scale non-tribal casino in its defined region under the Gaming Act anywhere other than at the EPT Property or building or operating a VGM facility anywhere other than at MRMI’s existing site or at the EPT Property for a period of five years following the termination of the Option Agreement.In connection with the Option Agreement, we paid EPT option payments in the amount of $750,000 on December 21, 2011 and on March 8, 2013, MRMI paid EPT a pro-rated option payment in the amount of $472,603. On September 18, 2013, EPT’s Board of Directors provided an irrevocable notice to proceed with the development of the EPT Property in accordance with the terms of the MDA. MRMI provided EPT with a certificate of the MRMI Board of Directors which waives MRMI's right to terminate the MDA (as set forth above). Therefore, all payments made by MRMI to EPT pursuant to the Option Agreement as of that date, which total $1,222,603, have become non-refundable. On December 30, 2013, MRMI made an option payment to EPT in the amount of $250,000.

Note E. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are comprised of the following at December 31, 2013 and 2012:

	(in thousands)
	2013	2012
Liability for horseracing purses	$473	$950
Accrued payroll	1,300	1,143
Accrued redeemable points	393	392
Liability to NYL	521	404
Liability for local progressive jackpot	768	556
Accrued professional fees	1,406	3,172
Accrued other	1,180	788
Total accrued expenses and other current liabilities	$6,041	$7,405
Note F. Long-Term Loan, Related Party
On November 17, 2010, Empire entered into a loan agreement (the "Loan Agreement") with Kien Huat Realty III Limited ("Kien Huat"), our largest shareholder, pursuant to which Kien Huat made a loan (the "Kien Huat Loan") represented by a convertible promissory note (the "Kien Huat Note") in the principal amount of $35 million and which had an interest rate of 5%. The Company paid down the principle of the Kien Huat Note in the amount of approximately $17.6 million from the proceeds of the rights offering the Company consummated in May 2011. The maturity date for the Kien Huat Note was May 17, 2013.

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

On December 18, 2013, the Company and Kien Huat entered into Amendment No. 2 (the “Second Amendment”) to the Loan Agreement, dated November 17, 2010 and amended on August 8, 2012, by and between the Company and Kien Huat (as amended, the “Loan Agreement”). Pursuant to the Second Amendment, the maturity date of the loan made pursuant to the Loan Agreement (the “Loan”) was extended from December 31, 2014 to March 15, 2015. In consideration of the extension of the maturity date of the Loan, the Company agreed to pay Kien Huat a onetime fee of $25,000. In addition, the Company agreed to pay the out-of-pocket legal fees and expenses incurred by Kien Huat in an amount not to exceed $20,000. Except for these amendments, the Loan Agreement remains unchanged and in full force and effect.

Subject to and upon compliance with the provisions of the Loan Agreement, Kien Huat has the right to convert all or any portion of the principal sum evidenced by the Kien Huat Note such that the unconverted portion is $1,000 or a multiple of $1.00 in excess thereof into fully paid and non-assessable shares of Empire’s common stock at a conversion rate of initially 377 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $2.65 per share, subject to adjustment in accordance with the Loan Agreement.
If, as of any date during the term (the “Measuring Date”), the average of the last reported bid prices of Empire’s common stock for the 20 days consecutive trading days as defined in the Loan Agreement, ending on the trading day prior to the Measuring Date exceeds 200% of the conversion price in effect on the Measuring Date, then Empire is entitled to elect that Kien Huat convert all of the principal sum evidenced by the Kien Huat Note into shares of its common stock in accordance with the terms and provisions of the Loan Agreement. If Empire does not elect to force conversion of the Kien Huat Note and there have been no events of default as defined in the Loan Agreement, Empire may voluntarily prepay the Loan in whole or in part, with all interest accrued through the applicable period, absent notice from Kien Huat of its election to convert the Kien Huat Note.
The Company consummated its rights offering on May 20, 2011 and the proceeds were used to satisfy approximately $17.6 million of the Loan. Pursuant to the Loan Agreement, the Company has satisfied the conditions to extend the maturity date of the Loan to May 17, 2013. The Company recognized approximately $1.3 million and $1.1 million in interest expense associated with the Loan during the years ended December 31, 2013 and 2012, respectively.
Note G. Bryanston Settlement Agreement
Effective as of June 30, 2013 (the “Closing Date”), the Company, Kien Huat, Colin Au Fook Yew (“Au”) and Joseph D'Amato (“D'Amato” and, together with the Company, Kien Huat and Au, the “Company Parties”) consummated the closing of a Settlement Agreement and Release (the “Settlement Agreement”) with Stanley Stephen Tollman (“Tollman”) and Bryanston Group, Inc. (“Bryanston Group” and, together with Tollman, the “Bryanston Parties”). Pursuant to the Settlement Agreement, the Company Parties and the Bryanston Parties agreed to the settlement of certain claims relating to shares of Series E Preferred Stock of the Company (the “Preferred Stock”) held by the Bryanston Parties and that certain Recapitalization Agreement, dated December 10, 2002, by and between, among others, the Bryanston Parties and a predecessor to the Company (the “Recapitalization Agreement”), pursuant to which the Bryanston Parties acquired the Preferred Stock. On the Closing Date, the Recapitalization Agreement terminated and ceased to have any further force and effect as between the Bryanston Parties and the Company.
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

On December 31, 2013, a payment of all dividends accrued and unpaid since December 10, 2002 (the “Accrued Dividends”), of approximately $1.3 million, on Tollman's Preferred Stock, which was redeemed on June 30, 2013, was paid.
If the Concord Event had occurred on or before December 31, 2013, all Preferred Stock and Accrued Dividends held by Bryanston would have been redeemed at $22.8 million from funds legally available to the Company to effect such payment.
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
As a result of the Settlement Agreement, and pursuant to ASC 480, the Series E Preferred Stock became contractually redeemable subject to the terms and conditions of the Settlement Agreement and has been classified as a liability on the accompanying balance sheet. The amount of the liability of $22.8 million is the amount at which it would be settled if the redemption occurred as of the balance sheet date. The difference between the carrying amount and the amount recorded in the balance sheet at December 31, 2013 pursuant to the Settlement Agreement has been reflected as a deemed dividend during the twelve months ended December 31, 2013.
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
On May 20, 2011 the rights offering was consummated and Empire’s stockholders validly subscribed for 6,628,925 shares of common stock, resulting in total gross proceeds of approximately $17.6 million, which were used to repay the Kien Huat Loan (see Note G). Kien Huat exercised its entire allocation of basic subscription rights in the rights offering and acquired an additional 6,608,794 of Empire’s common shares. As of the date of the rights offering Kien Huat is the beneficial holder of 18,254,246 shares of Empire’s common stock, representing approximately 60% of its voting power.

On April 30, 2013, Empire commenced a rights offering (the "April 2013 Rights Offering") which expired on May 30, 2013. At the completion of the April 2013 Rights Offering, the Company issued a total of 6,032,153 shares of common stock and raised approximately $11.4 million in gross proceeds. The Company has used the net proceeds of the April 2013 Rights Offering, which was approximately $11.2 million following the deduction of expenses relating to the April 2013 Rights Offering, to fund the expenses of the Company’s Casino Project, which includes permitting, infrastructure and shared master planning costs and expenses, and for general working capital purposes.
On August 19, 2009, the Company entered into an investment agreement with Kien Huat (the “Investment Agreement”), pursuant to which Kien Huat purchased shares of Empire’s common stock for the aggregate proceeds of $55 million in two tranches during the year ended December 31, 2009. Under the Investment Agreement, if any options or warrants outstanding at the time of the final closing under the Investment Agreement are exercised, Kien Huat has the right to purchase an equal number of additional shares of common stock as are issued upon such exercise at the exercise price for the applicable option or warrant, which right the Company refers to herein as the “Option Matching Right”. During the year ended December 31, 2011, the Company granted approximately 27,000 Option Matching Rights at a weighted average exercise price of $5.20 and an aggregate fair value of $46,000 to Kien Huat, pursuant to the Investment Agreement. As of December 31, 2012, there were approximately $1.3 million Option Matching Rights issued to Kien Huat outstanding at a weighted average exercise price of $8.93.
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
Preferred Stock and Dividends
The Company’s Series B Preferred Stock has voting rights of 0.8 votes per share and each share is convertible into 0.8 shares of its common stock. It has a liquidation value of $29 per share and is entitled to annual cumulative dividends of $2.90 per share payable quarterly in cash. The Company has the right to pay the dividends on an annual basis by issuing shares of its common stock at the rate of $3.77 per share. The value of common shares issued as payment is based upon the average closing price for the common shares for the 20 trading days preceding January 30 of the year following that for which the dividends are due. At December 31, 2013 and 2012, there were 44,258 shares of Series B Preferred Shares outstanding.
On February 19, 2014, our Board authorized the issuance of 30,833 shares of our common stock in payment of dividends due for the year ended December 31, 2013 on our Series B Preferred Stock. The recorded value of these shares was approximately $218,000. At December 31, 2013, the Company had undeclared dividends on the Series B Preferred Stock of approximately $218,000.
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
On June 30, 2013 all Preferred Stock held by Stanley Tollman was redeemed for approximately $1.5 million. On December 31, 2013, the Company paid Stanley Tollman cumulative undeclared dividends on the Series E Preferred Stock of $1.3 million that he held prior to it being redeemed..
At December 31, 2013, the Company had cumulative undeclared dividends on its Series E Preferred Stock of approximately $503,000. There can be no assurance that we will have, at any time, sufficient surplus under Delaware law to be able to pay any dividends.
Note I. Stock Options and Warrants
On November 12, 2009, Kien Huat has, with the Company’s consent, assigned its Option Matching Rights to a director with respect to an existing option to purchase 83,333 shares of Empire’s common stock at an exercise price of $3.42 per share. The Option Matching rights expire on April 26, 2014 and were valued at approximately $673,000 using the Black-Scholes valuation model. As of December 31, 2013, all 83,333 Option Matching Rights granted to the director were outstanding.
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
As of December 31, 2013, the Company has 3.5 million shares reserved for issuance in connection with its Second Amended and Restated 2005 Equity Incentive Plan and there are approximately 1,368,000 securities remaining available for future issuance under this plan.
Stock-based compensation expense is approximately $385,000 and $647,000 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, there was approximately $610,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Company’s plan. That cost is expected to be recognized over the remaining vesting period of three years. This expected cost does not include the impact of any future stock-based compensation awards.
In 2013 the Company received approximately $1.0 million in proceeds from shares of Common stock issued as a result of the exercise of stock options. The Company did not receive any proceeds from shares of Common stock issued as a result of the exercise of stock options in 2012.
The following table sets forth the weighted average assumptions used in applying the Black Sholes option pricing model to the option grants in 2013 and 2012.

	2013	2012
Weighted average fair value of options granted	$3.78	$1.24
Expected dividend yield	—%	—%
Expected volatility	103.8%	109.4%
Risk—free interest rate	1.47%	0.67%
Expected life of options	5 years	5 years

The following table reflects stock option activity in 2013 and 2012.

	Approximate number of shares	Range of exercise prices per share	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Options outstanding at January 1, 2012	2,676,000		$6.93	1.77
Granted in 2012	50,000	1.59	$1.59	4.85
Canceled in 2012	(522,000)	$ 4.71 - $26.22	$12.84
Options outstanding at December 31, 2012	2,204,000		$8.45	2.26
Granted in 2013	50,000	$4.95	$4.95	4.87
Options exercised in 2013	(314,000)	$2.79 - $4.71	$3.23
Canceled in 2013	(50,000)	$4.71 - $42.75	$12.84
Options outstanding at December 31, 2013	1,890,000		$6.63	1.46
Options exercisable at December 31, 2013	1,891,000		$5.70	1.39
Note J. Income Taxes
Empire and all of its subsidiaries file a consolidated income tax return. At December 31, 2013 and 2012, the estimated deferred income tax assets and liability were comprised of the following:

	(in thousands)
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$55,171	$48,727
Other	10,962	8,158
	66,133	56,885
Deferred tax liability:
Depreciation	(301)	(311)
Net deferred tax assets	65,832	56,574
Valuation allowance	(65,832)	(56,574)
Deferred tax assets, net	$—	$—
The valuation allowance increased approximately $9.3 million during the year ended December 31, 2013 and the valuation allowance decreased approximately $7.4 million during the year ended December 31, 2012. Of the $139.3 million approximately $39.5 million is readily available as of December 31, 2013.

The following is a reconciliation of the federal statutory tax rate to the Company’s effective tax rate:

	Year ended December 31,
	2013	2012
Tax provision at federal statutory tax rate	35.0%	35.0%
State income taxes, net	(0.1)%	(1.4)%
Permanent items	(0.3)%	(17.2)%
Expiration of net operating loss carry forwards	—%	(141.1)%
Change in valuation allowance	(34.7)%	122.4%
Other taxes	—%	—%
Non-includable (income) expenses	—%	—%
Effective tax rate	(0.1)%	(2.3)%
There are limits on the Company’s ability to use its current net operating loss carry forwards, potentially increasing future tax liability. As of December 31, 2013, the Company had net operating loss carry forwards of approximately $139.3 million that expire between 2013 and 2033. The 2004 merger of the Company’s operations with Catskills Development LLC and the investment by Kien Huat in 2009 will limit the amount usable in any year of its net operating losses due to the change in control of the Company within the meaning of the tax laws.
As of December 31, 2013, the Company does not have any uncertain tax positions. As a result, there are no unrecognized tax benefits as of December 31, 2013. If the Company was to incur any interest and penalties in connection with income tax deficiencies, the Company would classify interest in the “interest expense” category and classify penalties in the “non-interest expense” category within the consolidated statements of operations.
The Company files tax returns in the U.S. federal jurisdiction and in various states. All of its federal and state tax filings as of December 31, 2012 have been timely filed. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2008. During the periods open to examination, the Company has net operating loss and tax credit carry forwards that have attributes from closed periods. Since these net operating loss and tax credit carry forwards may be utilized in future periods, they remain subject to examination.
Note K. Concentration
The Company has two debtors, before Accounts Receivable allowances that consist of, Western OTB which represents 9% and Suffolk OTB representing approximately 17% of the total outstanding accounts receivable as of December 31, 2013. The Company has two debtors, before Accounts Receivable allowances that consist of, Hawthorne OTB which represents 19% and Suffolk OTB representing approximately 15% of the total outstanding accounts receivable as of December 31, 2012.
Note L. Employee Benefit Plan
Our eligible employees may participate in a Company-sponsored 401(k) benefit plan (the “Plan”). The Plan covers substantially all employees not eligible for plans resulting from collective bargaining agreements and permits employees to defer up to 15% of their salary up to statutory maximums. Effective May 2011 the Company makes matching contributions for eligible, other than salaried, employees as follows: 100% matching contribution for an employee contribution of up to 3% of compensation, a matching contribution of 3% of compensation for an employee contribution of 3% to 3.99%, a matching contribution of 3.5% of compensation for an employee contribution of 4% to 4.99% and a matching contribution of 4% of compensation for an employee contribution of 5% or more. Eligible, other than salaried, employees shall be 100% vested in the portion of their accounts derived from the Company’s matching contributions. Matching contributions for the years ended December 31, 2013 and 2012 were approximately $94,000 and $81,000, respectively. As of December 31, 2013, the Plan had 146 participants.
Note M. Commitments and Contingencies
Legal Proceedings
Bryanston Group v. Empire Resorts, Inc. and Bryanston Group v. Kien Huat Realty III, Limited

Effective as of June 30, 2013 (the “Closing Date”), the Company, Kien Huat, Colin Au Fook Yew (“Au”) and Joseph D’Amato (“D’Amato” and, together with the Company, Kien Huat and Au, the “Company Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Stanley Stephen Tollman (“Tollman”) and Bryanston Group, Inc.

(“Bryanston Group” and, together with Tollman, the “Bryanston Parties”). Pursuant to the Settlement Agreement, the Company Parties and the Bryanston Parties agreed to the settlement of certain claims relating to shares of Series E Preferred Stock of the Company (the “Preferred Stock”) held by the Bryanston Parties and that certain Recapitalization Agreement, dated December 10, 2002, by and between, among others, the Bryanston Parties and a predecessor to the Company (the “Recapitalization Agreement”), pursuant to which the Bryanston Parties acquired the Preferred Stock. On the Closing Date, the Recapitalization Agreement terminated and ceased to have any further force and effect.
Monticello Raceway Management, Inc. v. Concord Associates L.P.
On January 25, 2011, Empire’s subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who was a significant stockholder. The lawsuit seeks amounts that MRMI believes is owed to it under an agreement between Concord, MRMI and the MHHA (the “2008 MHHA Agreement”). Pursuant to the 2008 MHHA Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord hotel and former Concord resort or July 31, 2011, MRMI was to continue to pay to the MHHA 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, MRMI believes Concord owed it approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to MRMI. In its Decision and Order, dated January 15, 2014, the Sullivan County Supreme Court awarded damages to MRMI in the approximate amount of $308,000 plus interest and costs. On February 4, 2014, Concord filed a Notice of Appeal with the Appellate Division of the New York Supreme Court, Third Division ("Third Division"). We will continue to aggressively pursue our claims in this lawsuit.
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

Concord Associates, L.P. v. Town of Thompson

On October 2, 2013, the New York Supreme Court in Sullivan County (the “Court”) denied in its entirety the Article 78 petition (the “Petition”) filed by Concord on or about May 14, 2013. The Petition named the Town of Thompson and its Town Board and Planning Board, and EPT as respondents. The proceeding challenged the actions and determinations made by the Town Board and the Planning Board regarding the Project in Sullivan County. MRMI was not named as a respondent. However, an Order was entered permitting intervention by MRMI as an intervenor respondent. On or about October 30, 2013, Concord filed a Notice of Appeal on the Third Department. On March 7, 2014, MRMI filed in the Third Department a motion to dismiss Concord's appeal. In response to the motion, Concord, by letter dated March 13, 2014, notified the Third Department that it was withdrawing its appeal and requested an Order be entered to that effect. As a result, the Court’s decision denying Concord’s Petition is now final and binding.
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

Employment Agreements
Future minimum payments applicable to employment contracts with the Company’s chief executive officer (“CEO”) and other executive officers are as follows (Dollars in thousands):

2014	$1,070
2015	375
2016	—
$1,445
Note N. Prepaid Expenses and Other Assets

The Company participates in a real estate tax program called Empire Zone. The Company receives a refund for real estate taxes paid at the end of State of New York's fiscal year. The amount of the real estate tax credit included in prepaid expenses and other current assets on the accompanying consolidated balance sheet at December 31, 2013 and 2012 was approximately $1.3 million and $1.2 million, respectively.
Note O. Related Party Transactions

On December 9, 2013, the Company executed a letter agreement (the "Moelis Letter Agreement") pursuant to which it engaged Moelis & Company LLC ("Moelis") to act as its financial advisor in connection with the Project and the Casino Project. Pursuant to the Moelis Letter Agreement, we agreed to pay Moelis a retainer fee in the aggregate amount of $250,000, of which $150,000 was payable upon execution and $100,000 of which was payable 90 days after execution. In the event a financing is consummated, the Moelis Letter Agreement contemplates additional transaction-based fees would be earned by Moelis.
Gregg Polle, a director of the Company, is a Managing Director of Moelis. Mr. Polle refrained from participating in the discussion of the Moelis Letter Agreement and the determination of whether to enter into such agreement.

Note P . Subsequent Events

MRMI and the Monticello Harness Horsemen's Association ("MHHA") had an agreement (the "MHHA Agreement")that governed the conduct of MRMI and MHHA relating to horseracing purse payments, the simulcasting of horse races and certain other payments. The MHHA Agreement expired on January 31, 2014. MRMI and MHHA were attempting to negotiate a new agreement and engaged in several mediation sessions in an attempt to reach an agreement.  Absent an agreement, MRMI will continue to run live harness races. MRMI races will be simulcast to New York racetracks and Off Track Betting facilities and MRMI will accept simulcast races from New York racetracks. However, because of the federal Interstate Horseracing Act, without a written agreement with the MHHA, which includes permission to simulcast into and out of New York, MRMI has suspended all simulcasting other than intra-state simulcasting. In 2013 and 2012, we generated $4.0 million and $3.6 million, respectively, of revenues from the import and export simulcasting of out-of-state racing, of which $2.0 million and $1.8 million, respectively, were due to the horsemen.

On February 28, 2014, Mr. Au Fook Yew resigned from his positions as a member of the Board of Directors of the
Company and its subsidiaries, effective immediately. Mr. Au’s resignation was not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company’s operations, policies or practices.

On March 1, 2014, Kien Huat Realty III, Ltd. ("Kien Huat") exercised its nomination right pursuant to the Investment Agreement and identified Edmund Marinucci as its nominee to stand for election as a director of the Company to fill the vacancy created by Mr. Au’s resignation. The Nominating Committee reviewed Mr. Marinucci’s qualifications and the needs of the Company and has determined to recommend to the Board that Mr. Marinucci be appointed to the board of directors of the
Company and each subsidiary to fill the vacancies resulting from the resignation of Mr. Au. On March 11, 2014, the Board appointed Mr. Marinucci to serve as a director of the Company and each subsidiary.

On March 12, 2014, the NYSGC appointed the first three individuals to serve on the Resort Gaming Facility Location Board (“Siting Board”), the body that will be responsible for evaluating casino applications and making selections of who is eligible to apply for a destination gaming resort license in New York State. Pursuant to the Upstate New York Gaming and Economic Development Act (the "Gaming Act"), the NYSGC is responsible for appointing five members to the Siting Board.

Also on March 12, 2014, the NYSGC announced that the Siting Board will issue a Request for Applications for destination casino resort applicants by the end of March and that the statutorily mandated outside consultant to provide the

Siting Board members with analysis of the gaming industry and assist with the comprehensive review and evaluation of the applications will be selected by the Board in the very near future.

On March 13, 2014, EPR Properties ("EPR") held a series of events at which it introduced its ADELAAR development project (see Project in Development section below) in which we participated for which we filed an 8-K on March 13, 2014.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Our directors and executive officers are as follows:

Name	Age	Position

Emanuel R. Pearlman	53	Chairman of the Board
Joseph A. D’Amato	66	Chief Executive Officer and Director
Edmund Marinucci	64	Director
Nancy A. Palumbo	53	Director
Gregg Polle	53	Director
James Simon	67	Director
Laurette J. Pitts	45	Senior Vice President, Chief Operating Officer/Chief Financial Officer
Charles Degliomini	55	Executive Vice President
Nanette L. Horner	49	Senior Vice President, Chief Counsel and Chief Compliance Officer
The terms of all of our current directors will expire at the 2014 annual meeting of stockholders, and all directors will be up for election for one-year terms at the 2014 Annual Meeting of Stockholders and at every subsequent annual meeting of stockholders. Any director chosen as a result of a newly created directorship or to fill a vacancy on the Board would hold office for a term expiring at the next annual meeting of stockholders. This does not change the present number of directors or the Board’s authority to change that number and to fill any vacancies or newly created directorships.
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

Edmund Marinucci has served as a director of the Company since March 11, 2014. Mr. Marinucci has been a partner at PCH Hotels, LLC, a boutique hotel and resort operator based in San Francisco that is an operating division of Pacific Union Company since 1983. From October 1983 to December 2008, Mr. Marinucci served as a president of PCH Hotels, LLC. PCH Hotels owned and managed properties in the U.S. and the Caribbean. Such properties included Meadowood Resort (Napa, California), Windermere Island Club (Bahamas), Divi Resorts (Aruba), Downtown Athletic Club (New York City), Frangipani Resort (Anguilla) and Marriott Resort (Grand Cayman). During his presidency of PCH Hotels, he oversaw the ground-up development of The Hotel Griffon and the renovation and repositioning of the Drisco Hotel (each in San Francisco).
Prior to PCH Hotels, Mr. Marinucci served as director of development for HCP Hotels/Aston Resorts in Hawaii. In such position, Mr. Marinucci oversaw all development aspects of the hotel group and grew inventory from 15 to 20 hotel resorts. From 1978 to 1981, Mr. Marinucci served as director of resort operations for Kapalua Resort Maui in Hawaii. While at Kapalua

Resort Maui, Mr. Marinucci was responsible for the daily operations of the resort, including the Kapalua Bay Hotel, 150 rental villas, two golf courses, The Bay and The Village. He serves on the board of directors of Miami JV Member LLC, a private hotel and resort company, and has previously served on the board of directors of Jameson Inns/Colony Capital, a private hotel and resort company. Mr. Marinucci is a member of The Cornell Hotel Society. Mr. Marinucci received a BS in Hotel Administration from the Cornell University School of Hotel Administration.
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
Charles Degliomini is the Executive Vice President of Governmental Affairs and Corporate Communications of the Company. He has been an employee or consultant of the Company since 2004 and was promoted to his current position in February 2008 Currently, Mr. Degliomini serves as a director of the New York Gaming Association, a not-for-profit trade association created in 2011 to advance the interests of New York State's nine racetrack casinos. He is on the board of Hudson Valley Economic Development Corporation, a public-private partnership that markets the Hudson Valley region as a prime business location to corporate executives, site selection consultants and real estate brokers. Mr. Degliomini is also a member of the Board of Directors of the Orange and Sullivan County Boys and Girls Club. Previously, he was senior vice president of Sales and Marketing of eLottery, Inc., the first firm to advance the technology to facilitate the sales and marketing of governmental lottery tickets on the Internet. Before taking the position at eLottery, Mr. Degliomini was President and founder of Atlantic Communications, a New York-based corporate and government affairs management company. Mr. Degliomini served in the General Services Administration as chief of staff to the Regional Administrator from 1985 to 1998, and was the New York State communications director for Reagan-Bush in 1984. Mr. Degliomini has a B.A. in political science from Queens College and is an M.A. candidate at the New York University School of Public Administration.

Nanette L. Horner was appointed to serve as the Company’s Chief Compliance Officer in August 2010 and has served as the Company’s corporate vice president of Legal Affairs since July 2010. In August 2011, Ms. Horner was promoted to Senior Vice President, Chief Counsel and Chief Compliance Officer. Ms. Horner has been involved in the gaming industry, as an attorney, since 1996. Prior to her employment with the Company, Ms. Horner worked in the Office of Chief Counsel assigned to the Bureau of Licensing of the Pennsylvania Gaming Control Board since July 2005. In September 2006, Ms. Horner was named the Board’s first director of the Office of Compulsive and Problem Gambling. She is the Chair of the Membership Committee for the National Council on Problem Gambling, and is a member of American Mensa and the International Masters of Gaming Law.
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
As a result, the Board has affirmatively determined that none of our directors has a material relationship with the Company other than Joseph D’Amato, who serves as our Chief Executive Officer. The Board has also affirmatively determined that all members of our Audit Committee, Compensation Committee and Corporate Governance and Nominations Committee are independent directors.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2013 there were no delinquent filers.

Item 11.	Executive Compensation.
Summary Compensation Table
The following table sets forth all information concerning the compensation earned, for the fiscal year ended December 31, 2013, for services rendered to us by persons who served as our CEO during 2013, each of our three other most highly compensated executive officers who were serving as executive officers at the end of 2013, whom we refer to herein collectively as our “Named Executive Officers.”
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Restricted Stock Awards ($) (5)	All Other Compensation ($)	Total ($)
Joseph A. D’Amato (1)	2013	375,000	105,000		123,750	26,395	630,145
Chief Executive Officer	2012	351,923	100,000		—	27,255	479,178

Laurette J. Pitts (2)	2013	230,000	75,000		61,875		366,875
Senior Vice President, Chief Operating Officer and Chief Financial Officer	2012	220,654	70,000	—	—	—	290,654

Charles Degliomini (3)	2013	250,000	65,000		61,875	—	376,875
Executive Vice President	2012	250,000	60,000		—	—	310,000

Nanette L. Horner (4)	2013	215,000	75,000		61,875	14,400	366,275
Senior Vice President, Chief Counsel and Chief Compliance Officer	2012	205,192	70,000		—	—	275,192

(1)
On November 26, 2012, the Company and Mr. D'Amato entered into an employment agreement pursuant to which Mr. D'Amato will continue to serve as Chief Executive Officer. All Other Compensation consists of $18,000 in housing allowance, $3,257 in allocation of personal use of a company vehicle, and $5,138 for an excess life insurance policy paid by the Company.

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

(4)
On August 22, 2012, Ms. Horner and the Company entered into an employment agreement pursuant to which Ms. Horner will continue to serve as Senior Vice President, Chief Counsel and Chief Compliance Officer. All Other Compensation consists of $14,400 in housing allowance.

(5)
These amounts reflect the aggregate grant date fair value of restricted stock granted in the year ended December 31, 2013 under our 2005 Equity Incentive Plan computed in accordance with ASC Topic 718 (formerly SFAS No. 123(R)). Please see Notes B and H to our consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for more information. The grant date for the Restricted Stock is 11/12/13.

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
Long Term Incentive Compensation
To date, the Compensation Committee has awarded stock options and restricted shares of common stock under our 2005 Equity Incentive Plan, which provides for awards of stock options, restricted stock, and other equity based incentives. The Compensation Committee may consider using other equity based incentives in the future. Awards granted by the Compensation Committee are designed to reward executives for the achievement of longer term objectives which result in an increase in stockholder value. In 2013, Mr. D'Amato was granted 25,000 shares of restricted stock and each of the remaining Named Executive Officers were granted 12,500 shares of restricted stock pursuant to the 2005 Equity Incentive Plan. The Compensation Committee retains its right to make future grants of options, restricted stock, or other equity compensation based on Company and individual performance without predetermined performance goals or metrics.
Cash Bonus Pool for Senior Executives
In May 2013, the Company adopted a cash bonus plan for the senior executives of the Company. Pursuant to the bonus plan, up to $350,000 was set aside for possible award to Mr. D’Amato, Ms. Pitts, Ms. Horner and Mr. Degliomini with respect to the fiscal year ended December 31, 2013. Bonuses may be awarded to each of the named senior executives in amounts determined by the Compensation Committee of the Board of Directors and based upon the recommendation of Mr. D’Amato for the other named senior executives. Bonuses totaling up to the $350,000 aggregate maximum under this plan could be awarded to the extent MRMI’s earnings before interest, tax, depreciation and amortization (“EBITDA”) for the fiscal year met or exceeded 80% of the target EBITDA established by the Compensation Committee. The aggregate maximum amount available for award pursuant to the bonus plan would be reduced in proportion to the amount by which MRMI’s EBITDA for the fiscal year misses the target EBITDA. The amount of individual bonuses awarded pursuant to the bonus plan would be based 50% upon whether MRMI met or exceeded its EBITDA target and 50% based upon individual performance in the fiscal year, which shall be evaluated by the Compensation Committee. Awards were made pursuant to the bonus plan in the first quarter of the current fiscal year and are reflected in the Summary Compensation Table above.
Employment Agreements
On November 26, 2012, the Company entered into an employment agreement with Mr. D'Amato, pursuant to which Mr. D'Amato will continue to serve as the Company's Chief Executive Officer. This employment agreement supersedes Mr. D'Amato's prior employment agreement with the Company. Mr. D’Amato’s employment agreement provides for a term ending on December 31, 2015, unless Mr. D’Amato’s employment is earlier terminated by either party in accordance with the provisions thereof. Mr. D’Amato is to receive a base salary at the rate of $375,000 per year for the term of the agreement and such incentive compensation and bonuses, if any, (i) as the Compensation Committee in its discretion may determine, and (ii) to which Mr. D'Amato may become entitled pursuant to the terms of any incentive compensation or bonus program, plan or agreement from time to time in effect in which he is a participant. Mr. D'Amato will receive a monthly housing allowance in the amount of $1,500. In addition, the Company will lease or purchase an automobile for Mr. D'Amato's sole and exclusive use, and be responsible for the payment of certain expenses related to that vehicle, with an approximate monthly value of $1,500. The Company obtained and shall maintain a key man life insurance policy for Mr. D'Amato providing death benefits in the amount of $1 million to Mr. D'Amato's estate and which policy may, at the option of the Company's Compensation Committee, provide death benefits of $3 million to the Company. In the event that the Company terminates Mr. D’Amato’s employment with Cause (as defined in the agreement) or Mr. D’Amato resigns without Good Reason (as defined in the agreement), the Company’s obligations are limited generally to paying Mr. D’Amato his base salary, unpaid expenses and any benefits to which Mr. D'Amato is entitled through the termination date (collectively "Accrued Obligations"). In the event Mr. D'Amato's employment is terminated as a result of death or disability, Mr. D'Amato or his estate, as the case may be, is entitled to receive the Accrued Obligations and any unvested options held by Mr. D'Amato shall become vested immediately and remain exercisable through the remainder of its original five year term. In the event that the Company terminates Mr. D’Amato’s employment without Cause or Mr. D’Amato resigns with Good Reason, the Company is obligated to continue to pay (i) the Accrued Obligation, (ii) a pro rata portion of any bonus awarded pursuant to a bonus plan in which is is a participant (based on the days worked during the applicable year) and (iii) Mr. D’Amato’s compensation for the lesser of (A) 18 months or (B) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original five year term. In the event that the Company terminates Mr. D’Amato’s employment without Cause or Mr. D’Amato resigns with Good Reason on or following a Change of Control (as defined in the agreement), the Company is generally obligated to continue to pay Mr. D’Amato’s compensation for the greater of (A) 24 months or (B) the remainder of the term of the agreement and accelerate the vesting of the options held by Mr. D'Amato, which options shall remain exercisable through the remainder of their original five year term.
On August 17, 2012, the Company entered into an employment agreement with Ms. Pitts pursuant to which Ms. Pitts became the Company’s Chief Operating Officer and continued to serve as the Company’s Senior Vice President and Chief Financial Officer. This employment agreement supersedes Ms. Pitts’s prior employment agreement with the Company. The employment agreement provides for a term ending on December 31, 2014 unless Ms. Pitts’ employment is terminated earlier by either party in accordance with the provisions thereof. Ms. Pitts is to receive a base salary at the annual rate of $230,000 per year and such incentive compensation and bonuses, if any, (i) as the Compensation Committee in its discretion may determine and (ii) to which Ms. Pitts may become entitled pursuant to the terms of any incentive compensation or bonus program, plan or agreement from time to time in effect in which she is a participant. In the event that the Company terminates Ms. Pitts’s employment with Cause (as defined in the agreement) or Ms. Pitts resigns without Good Reason (as defined in the agreement), the Company’s obligations are limited generally to paying Ms. Pitts her base salary, unpaid expenses and any benefits to which Ms. Pitts is entitled through the termination date (the “Accrued Compensation”). In the event Ms. Pitts’s employment is terminated as a result of death or disability, Ms. Pitt’s or her estate, as the case may be, is entitled to receive the Accrued Obligations and any unvested options held by Ms. Pitts shall become vested immediately and remain exercisable through the remainder of its original five year term. In the event that the Company terminates Ms. Pitts’s employment without Cause or Ms. Pitts resigns with Good Reason, in addition to the Accrued Compensation, the Company is obligated to pay (i) the Accrued Obligation, (ii) a pro-rata portion of any bonus awarded pursuant to a bonus plan in which she is a participant (based on the days worked during the applicable year) and (iii) Ms. Pitts’s compensation for the lesser of (A) 18 months or (B) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original five year term. In the event that the Company terminates Ms. Pitts’s employment without Cause or Ms. Pitts resigns with Good Reason on or following a Change of Control (as defined in the agreement), the Company is generally obligated to continue to pay Ms. Pitts’s compensation for the greater of (A) 24 months or (B) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original five year term.
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

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information concerning the outstanding equity awards of each of the Named Executive Officers as of December 31, 2013:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested ($)
Joseph A. D’Amato	100,000	—	7.83	8/31/2014	(1)
	160,000	—	2.79	11/8/2015	(2)
						25,000	$123,750	(8)
Laurette J. Pitts	16,667	—	3.03	12/12/2015	(3)
						12,500	$61,875	(8)
Charles Degliomini	16,667	—	20.25	12/15/2015	(4)
	25,000	—	22.20	5/23/2017	(5)
	10,000	—	3.33	4/22/2014	(6)
						12,500	$61,875	(8)
Nanette L. Horner	6,667	—	4.65	6/30/2015	(7)
	26,667	—	2.79	11/8/2015	(2)
						12,500	$61,875	(8)
.

(1)	Grant date 9/1/09; vesting 33.3% on September 14, 2010, 33.3% on September 14, 2011, and 33.4% on September 14, 2012—five year term.

(2)	Grant date 11/9/10; vesting 33.3% one year after grant date, 33.3% two years after grant date, and 33.4% three years after grant date—five year term.

(3)	Grant date 12/13/10; vesting 33.3% one year after grant date, 33.3% two years after grant date, and 33.4% three years after grant date—five year term.

(4)	Grant date 12/16/05; vesting 33.3% one year after grant; 33.3% two years after grant and 33.4% three years after grant date—ten year term.

(5)	Grant date 5/24/07; vesting 33.3% on grant date, 33.3% one year after grant date and 33.4% two years after grant date—ten year term.

(6)	Grant date 4/23/09; vesting 33.3% on grant date, 33.3% one year after grant date and 33.4% two years after grant date—five year term.

(7)	Grant date 7/01/10; vesting 50.0% one year after grant date and 50.0% two years after grant date—five year term.

(8)
Restricted stock grant under the 2005 empire Resorts, Inc. Equity Incentive Plan. Grant date 11/12/13; vesting 33.3% one year after grant date, 33.3% two years after grant date and 33.4% three years after grant date.

Director Compensation
Directors who are also our officers are not separately compensated for their service as directors. Our non-employee directors received the following aggregate amounts of compensation for 2013.

Name	Fees earned or paid in cash ($)	Restricted stock awards ($) (2)	Option awards ($) (1) (3)	Total ($)
Emanuel R. Pearlman	386,000 (4)	49,500	37,800	473,300
Au Fook Yew (9)	50,000 (5)	49,500	37,800	137,300
Nancy Palumbo	168,000 (6)	49,500	37,800	255,300
Gregg Polle	148,000 (7)	49,500	37,800	235,300
James Simon	172,000 (8)	49,500	37,800	259,300

(1)
These amounts reflect the aggregate grant date fair value of options granted in the year ended December 31, 2013 under our 2005 Equity Incentive Plan computed in accordance with ASC Topic 718 (formerly SFAS No. 123(R)). Please see Notes B and H to our consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for more information.

(2)	Grant date 11/12/13; restricted stock—10,000 shares.

(3)	Grant date 11/12/13; securities underlying options—10,000 options with five year term.

(4)
Consists of (i) $50,000 annual cash compensation for non-employee directors; (ii) $10,000 for service on the Audit Committee; (iii) $10,000 for service on the Compensation Committee; (iv) $10,000 for service on the Corporate Governance and Nominations Committee; (v) $10,000 for service on the Regulatory Compliance Committee; (vi) $48,000 for service on the Special Committee for Development and Expansion ("Special Committee") and an additional $48,000 for acting as Chairman of the Special Committee; (vii) $40,000 additional compensation for the Chairman of the Special Committee for the significant amount of time spent in supporting and facilitating the Company’s pursuit of the Casino Project and (viii) $160,000 for acting as Chairman of the Board.

(5)	Consists of $50,000 annual cash compensation for non-employee directors.

(6)
Consists of: (i) $50,000 annual cash compensation for non-employee directors; (ii) $10,000 for service on the Audit Committee; (iii) $10,000 for service on the Compensation Committee; (iv) $10,000 for service on the Regulatory Compliance Committee;(v) $15,000 for acting as Chairman of the Compensation Committee; (vi) $10,000 for service on the Corporate Governance and Nominations Committee; (vii) $15,000 for acting as Chairman of the Regulatory Compliance Committee; and (viii) $48,000 for service on the Special Committee.

(7)
Consists of: (i) $50,000 annual cash compensation for non-employee directors; (ii) $40,000 for acting as Chairman of the Audit Committee; (iii) $48,000 for service on the Special Committee; and (iv) $10,000 for service on the Audit Committee;.

(8)
Consists of: (i) $50,000 annual cash compensation for non-employee directors; (ii) $10,000 for service on the Audit Committee; (iii) $10,000 for service on the Compensation Committee; (iv) $15,000 for acting as Chairman of the Corporate Governance and Nominations Committee; (v) $10,000 for service on the Regulatory Compliance Committee; (vi) $10,000 for service on the Regulatory Compliance Committee; (vii) $42,000 for service on the Special Committee.and (viii) $25,000 for service as Lead Director. Compensation with respect to the Special Committee began mid March of 2013.

(9)	Au Fook Yew resigned as Director on February 28, 2014
Cash Compensation
Each non-employee member of the Board receives annual cash compensation for non-employee directors of $50,000. The chairperson of (i) the Audit Committee receives annual compensation of $40,000, (ii) the Compensation Committee receives annual compensation of $15,000, (iii) the Corporate Governance and Nominations Committee receives annual compensation of $15,000; (iv) the Regulatory Compliance Committee receives annual compensation of $15,000 and (v) the Special Committee receives annual compensation of $48,000. Annual compensation for each member of the Audit Committee, Compensation Committee, Corporate Governance and Nominations Committee and Regulatory Compliance Committee is $10,000 per committee, including for the chairperson of such committee. Annual compensation for each member of the Special Committee is $48,000 per member. Annual compensation for the Chairman of the Board was $160,000. Annual compensation for the Lead Director is $25,000. Compensation for the Chairman of the Special Committee for the significant amount of time spent in supporting and facilitating the Company’s pursuit of the Casino Project was $40,000.
Stock Compensation
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

In November 2013, the non-employee directors of the Company received (i) an annual grant of options to purchase 10,000 shares of the Company’s common stock at the common stock’s then current fair market value, vesting 25% on the grant date and vesting an additional 25% each three months thereafter, and (ii) an annual grant of 10,000 shares of restricted stock, with such shares vesting one year after the grant date.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information concerning beneficial ownership of our capital stock outstanding at March 13, 2014 by: (i) each stockholder known to be the beneficial owner of more than five percent of any class of our voting securities then outstanding; (ii) each of our directors; (iii) each of our “named executive officers” as defined in Item 402(a)(3) of Regulation S-K promulgated under the Exchange Act; and (iv) our current directors and executive officers, as a group.
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

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned			Series B Preferred Stock Beneficially Owned		Series E Preferred Stock Beneficially Owned
Directors	Shares		Percentage	Shares	Percentage	Shares	Percentage
Edmund Marinucci	13,720	(2)	*	—	—	—	—
Joseph A. D’Amato	201,887	(3)	*	—	—	—	—
Nancy Palumbo	84,167	(4)	*	—	—	—	—
Emanuel R. Pearlman	403,333	(5)	1.1%	—	—	—	—
Gregg Polle	69,167	(6)	*	—	—	—	—
James Simon	135,503	(7)	*	—	—	—	—
Current Officers
Laurette J. Pitts	29,167	(10)	—	—	—	—	—
Charles Degliomini	71,756	(8)	*	—	—	—	—
Nanette L. Horner	39,166	(9)	—	—	—	—	—

Directors and Officers as a Group	1,047,866	(11)	2.8%	—	—	—	—
Stockholders (9 people)
Kien Huat Realty III Limited c/o Kien Huat Realty Sdn Bhd. 22nd Floor Wisma Genting Jalan Sultan Ismail 50250 Kuala Lumpur Malaysia	22,689,443	(12)	61.5%	—	—	—	—
Patricia Cohen 6138 S. Hampshire Ct. Windermere, FL 34786	—			44,258	100%	—	—
Bryanston Group, Inc. 2424 Route 52 Hopewell Junction, NY 12533	—		—	—	—	1,551,213	98.3%

*	less than 1%

(1)
Unless otherwise indicated, the address of each stockholder, director, and executive officer listed above is Empire Resorts, Inc., c/o Monticello Casino and Raceway, Route 17B, P.O. Box 5013, Monticello, New York 12701.

(2)
Consists of 5,610 options that are currently exercisable and 8,110 shares of restricted stock issued pursuant to the Company's Equity Incentive Plan which currently have voting rights but do not vest until January 4, 2015

(3)
Consists of 2,220 shares of our common stock owned directly by Joseph A. D’Amato and options that are currently exercisable into 174,667 and 25,000 shares of restricted stock pursuant to the Company's 2005 Equity Incentive Plan which currently have voting rights but do not vest until November 12, 2016.

shares of our common stock.

(4)
Consists of 26,668 shares of our common stock owned directly by Nancy Palumbo, options that are currently exercisable into 47,499 shares of our common stock and 10,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 4, 2015.

(5)
Consists of 834 shares of our common stock owned directly by Emanuel R. Pearlman, options that are currently exercisable into 392,499 shares of our common stock and 10,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 4, 2015.

(6)
Consists of 23,334 shares of our common stock owned directly by Gregg Polle, options that are currently exercisable into 35,833 shares of our common stock and 10,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 2015.

(7)
Consists of 38,004 shares of our common stock owned directly by James Simon, options that are currently exercisable into 87,499 shares of our common stock and 10,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 2015.

(8)
Includes 7,590 shares of our common stock owned by Fox-Hollow Lane LLC, of which Charles Degliomini is the managing member, and options that are currently exercisable into 51,666 shares of our common stock and 12,500 shares of restricted stock pursuant to the Company's 2005 Equity Incentive Plan which currently have voting rights but do not vest until November 12, 2016.

(9)
Consists of options that are currently exercisable into 26,666 shares of our common stock and 12,500 shares of restricted stock pursuant to the Company's 2005 Equity Incentive Plan which currently have voting rights but do not vest until November 12, 2016.

(10)
Consists of options that are currently exercisable into 16,667 shares of our common stock and 12,500 shares of restricted stock pursuant to the Company's 2005 Equity Incentive Plan which currently have voting rights but do not vest until November 12, 2016.

(11)
Includes options held by directors and officers of the Company that are currently exercisable into an aggregate of 838,606 shares of our common stock and 48.110 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 4, 2015 and 62,500 shares of restricted stock pursuant to the Company's 2005 Equity Incentive Plan which currently have voting rights but do not vest until November 12, 2016.

(12)	Based on the Schedule 13D filed by Kien Huat on June 11, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
On November 17, 2010, Empire entered into a loan agreement (the "Loan Agreement") with Kien Huat Realty III Limited ("Kien Huat"), our largest shareholder, pursuant to which Kien Huat made a loan (the "Kien Huat Loan") represented by a convertible promissory note (the "Kien Huat Note") in the principal amount of $35 million and which had an interest rate of 5%. The Company paid down the principle of the Kien Huat Note in the amount of approximately $17.6 million from the proceeds of the rights offering the Company consummated in May 2011. The maturity date for the Kien Huat Note was May 17, 2013.

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

On December 18, 2013, the Company and Kien Huat entered into Amendment No. 2 (the “Second Amendment”) to the Loan Agreement, dated November 17, 2010 and amended on August 8, 2012, by and between the Company and Kien Huat (as amended, the “Loan Agreement”). Pursuant to the Second Amendment, the maturity date of the loan made pursuant to the Loan Agreement (the “Loan”) was extended from December 31, 2014 to March 15, 2015. In consideration of the extension of the maturity date of the Loan, the Company agreed to pay Kien Huat a onetime fee of $25,000. In addition, the Company agreed to pay the out-of-pocket legal fees and expenses incurred by Kien Huat in an amount not to exceed $20,000. Except for these amendments, the Loan Agreement remains unchanged and in full force and effect.
Subject to and upon compliance with the provisions of the Loan Agreement, Kien Huat has the right to convert all or any portion of the principal sum evidenced by the Kien Huat Note such that the unconverted portion is $1,000 or a multiple of $1.00 in excess thereof into fully paid and non-assessable shares of our common stock at a conversion rate of initially 377 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $2.65 per share, subject to adjustment in accordance with the Loan Agreement, by surrender of the Kien Huat Note, in whole or in part in the manner provided in the Loan Agreement.
If, as of any date during the term (referred to as the “Measuring Date”), the average of the last reported bid prices of common stock for the twenty consecutive trading days as defined in the Loan Agreement, ending on the trading day prior to the Measuring Date exceeds 200% of the conversion price in effect on the Measuring Date, then we are entitled to elect that Kien Huat convert all of the principal sum evidenced by the Kien Huat Note into shares of our common stock in accordance with the terms and provisions of the Loan Agreement. If we do not elect to force conversion of the Note and there have been no events of default as defined in the Loan Agreement, we may voluntarily prepay the Kien Huat Loan in whole or in part, with all interest accrued through the applicable period, absent notice from Kien Huat of its election to convert the Kien Huat Note.

On April 11, 2013, the Company and Kien Huat entered into a standby purchase agreement (the “Standby Purchase Agreement”) in connection with the April 2013 Rights Offering. Pursuant to the Standby Purchase Agreement, Kien Huat agreed to exercise in full its basic subscription rights granted pursuant to the April 2013 Rights Offering within ten days of its grant. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in the Rights Offering to acquire up to one share less than 20% of the Company’s issued and outstanding common stock prior to the commencement of the Rights Offering.
At the completion of the April 2013 Rights Offering, the Company issued a total of 6,032,153 shares of common stock. This includes 1,383,819 shares issued to holders upon exercise of their basic subscription rights, 3,650,849 shares issued to Kien Huat, upon exercise of its basic subscription rights, 213,138 shares issued to holders upon exercise of their over subscription rights and 784,347 shares issued to Kien Huat pursuant to the terms of the Standby Purchase Agreement. The Company paid Kien Huat a fee of $40,000 for the shares purchased pursuant to the Standby Purchase Agreement and reimbursed Kien Huat for its expenses related to the Standby Purchase Agreement in an amount of $40,000.
On December 9, 2013, the Company executed a letter agreement (the "Moelis Letter Agreement") pursuant to which it engaged Moelis & Company LLC ("Moelis") to act as its financial advisor in connection with the Project and the Casino Project. Pursuant to the Moelis Letter Agreement, we agreed to pay Moelis a retainer fee in the aggregate amount of $250,000, of which $150,000 was payable upon execution and $100,000 of which was payable 90 days after execution. In the event a financing is consummated, the Moelis Letter Agreement contemplates additional transaction-based fees would be earned by Moelis.
Gregg Polle, a director of the Company, is a Managing Director of Moelis. Mr. Polle refrained from participating in the discussion of the Moelis Letter Agreement and the determination of whether to enter into such agreement.
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
Our principal accountant for the audit and review of our annual and quarterly financial statements, was Ernst and Young LLP. Moreover, the following table shows the fees paid or accrued by us to Ernst and Young, LLP during these periods.

Type of Service	2013	2012
Audit Fees (1)	$351,000	$483,000
Audit-Related Fees (2)	144,000	44,000
Tax Fees (3)	79,000	31,000
Total	$574,000	$558,000

(1)	Comprised of the audit of our annual financial statements and reviews of our quarterly financial statements.

(2)
Comprised of services rendered in connection with our consultations regarding financial accounting and reporting, audit of the Company’s employee benefit plan, costs incurred in connection with ongoing litigation matters, various SEC filings with fees and statutory audits.

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

Financial Statements
Schedule II—Valuation and Qualifying Accounts
Empire Resorts, Inc. and Subsidiaries
Valuation and Qualifying Accounts
December 31, 2013 and 2012
(in thousands)

Description	Balance at beginning of year	Addition charged to costs and expenses	Other additions (deductions)	Less deductions	Balance at end of year
Year ended December 31, 2013
Allowance for doubtful accounts	$202		$(36)	$—	$166
Deferred tax asset valuation allowance	$56,574	$—	$9,258	$—	$65,832
Year ended December 31, 2012
Allowance for doubtful accounts	$177	$25	$—	$—	$202
Deferred tax asset valuation allowance	$63,931	$—	$(7,357)	$—	$56,574
Exhibits

3.1	Amended and Restated Certificate of Incorporation, dated February 16, 2011. (1)

3.2	Second Amended and Restated By-Laws, as most recently amended on March 14, 2011. (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated December 13, 2011. (3)

4.1	Form of Common Stock Certificate (4).

4.2	Certificate of Designations, Preferences and Rights of Series B Preferred Stock dated July 31, 1996. (5)

4.3	Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated May 29, 1998. (6)

4.4	Certificate of Amendment to the Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated June 13, 2001. (7)

4.5	Certificate of Designations setting forth the Preferences, Rights and Limitations of Series D Preferred Stock, dated February 7, 2000. (8)

4.6	Certificate of the Designations, Powers, Preferences and Rights of the Series E Preferred Stock, dated December 10, 2002. (9)

4.7	Certificate of Amendment of Certificate of the Designations, Powers, Preferences and Other Rights and Qualifications of the Series E Preferred Stock, dated January 12, 2004. (10)

4.8	Certificate of Designations of Series A Junior Participating Preferred Stock, dated March 24, 2008. (11)

4.9	Certificate of Amendment to the Certificate of Designations of Series A Junior Participating Preferred Stock, dated August 19, 2009. (12)

4.10	Common Stock Purchase Warrant, dated May 11, 2010, by and between Empire Resorts, Inc. and Joseph Bernstein, to purchase 250,000 shares of Common Stock. (13)

4.11	Common Stock Purchase Warrant, dated May 11, 2010, by and between Empire Resorts, Inc. and Joseph Bernstein, to purchase 1,000,000 shares of Common Stock. (14)
4.12	Common Stock Purchase Warrant, dated May 11, 2010, by and between Empire Resorts, Inc. and Joseph Bernstein, to purchase 2,000,000 shares of Common Stock. (15)

10.1	Investment Agreement, dated as of August 19, 2009, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (16)

10.2	Registration Rights Agreement, dated as of August 19, 2009, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (17)

10.3	First Amendment and Clarification to the Investment Agreement dated as of September 30, 2009, between Empire Resorts, Inc. and Kien Huat Realty III Limited. (18)

10.4	Settlement Agreement and Release, dated as of May 11, 2010, by and among Empire Resorts, Inc., Kien Huat, Kok Thay Lim, Au Fook Yew, G. Michael Brown, and Joseph Bernstein. (19)

10.5
Settlement Agreement, dated as of September 23, 2010, by and among Empire Resorts, Inc., Alpha Monticello, Inc., Alpha Casino Management Inc., Monticello Raceway Management, Inc., Mohawk Management, LLC, Monticello Casino Management, LLC, Monticello Raceway Development Company, LLC, the Trustee and the holders of Senior Notes listed on Exhibit A attached thereto. (20)

10.6	Loan Agreement dated as of November 17, 2010 between Empire Resorts, Inc. and Kien Huat Realty III Limited. (21)

10.7	Amendment No. 1 to the Loan Agreement, dated August 8, 2012, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (22)

10.8	Amendment No. 2 to the Loan Agreement, dated December 18, 2013, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (23)
10.9	Convertible Promissory Note issued on November 17, 2010 by Empire Resorts, Inc. in favor of Kien Huat Realty III Limited. (24)

10.1	Option Agreement, dated December 22, 2011, by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC (25) *

10.11	Master Development Agreement, dated December 17, 2012, by and between Monticello Raceway Management Inc. and EPT Concord II, LLC (26)
10.12	Letter Agreement, dated August 30, 2013, by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC, amending the Option Agreement (27)

10.13	Standby Purchase Agreement, dated April 11, 2013, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (28)
10.14	Settlement Agreement and Release, dated June 12, 2013, by and between Stanley Stephen Tollman, Bryanston Group, Inc., Empire Resorts, Inc., Colin Au Fook Yew and Joseph D'Amato (29)
10.15	Empire Resorts, Inc. Amended and Restated 2005 Equity Incentive Plan (30)

10.16	Form of Option Award under the Empire Resorts, Inc. Amended and Restated 2005 Equity Incentive Plan (31)

10.17	Form of Restricted Stock Award under the Empire Resorts, Inc. Amended and Restated 2005 Equity Incentive Plan (32)

10.18	Employment Agreement, dated November 26, 2012, by and between Empire Resorts, Inc. and Joseph A. D'Amato (33)

10.19	Employment Agreement, dated August 17, 2012, by and between Empire Resorts, Inc. and Laurette J. Pitts (34)

10.2	Employment Agreement, dated December 7, 2012, by and between Empire Resorts, Inc. and Charles A. Degliomini (35)

10.21	Employment Agreement, dated August 22, 2012, by and between Empire Resorts, Inc. and Nanette L. Horner (36)

14.1	Code of Business Conduct and Ethics. (37)

14.2	Code of Ethics for the Principal Executive Officer and Senior Financial Officer(s). (38)

21.1	List of Subsidiaries. (39)

23.1	Consent of Ernst & Young.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

101	Interactive Data File (XBRL).

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

(1)	Incorporated by reference to Exhibit 3.1 of Empire Resorts, Inc.’s Current Report on Form 8-K (an “8-K”), filed with the Securities and Exchange Commission (the “Commission”) on February 16, 2011.

(2)	Incorporated by reference to Exhibit 3.2 to Empire Resort, Inc. Annual Report on Form 10-K (a “10-K”) for the year ended December 31, 2010, filed with the Commission on March 18, 2011.

(3)	Incorporated by reference to Exhibit 3.1 to Empire Resort, Inc.’s 8-K, filed with the Commission on December 13, 2011.

(4)	Incorporated by reference to Exhibit 4.1 to Empire Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “12/31/11 10-K”), filed with the Commission on March 18, 2012.

(5)	Incorporated by reference to Exhibit 4.2 to Empire Resorts, Inc.'s 10-K for the year ended December 31, 2003 (the "2003 10-K"), filed with the Commission on March 30, 2004.

(6)	Incorporated by reference to Exhibit 4.3 to the 2003 10-K.

(7)	Incorporated by reference to Exhibit 4.4 to the 2003 10-K.

(8)	Incorporated by reference to Exhibit 4 to Empire Resorts, Inc.'s 8-K, filed with the Commission on February 15, 2000.

(9)	Incorporated by reference to Exhibit 4.5 to the 2003 10-K.

(10)	Incorporated by reference to Exhibit 4.6 to the 2003 10-K.

(11)	Incorporated by reference to Exhibit 3.1 to Empire Resort, Inc.’s 8-K, filed with the Commission on March 24, 2008.

(12)	Incorporated by reference to Exhibit 4.1. to Empire Resorts, Inc.’s 8-K, filed with the Commission on August 19, 2009 (the "8/1909 8-K").

(13)
Incorporated by reference to Exhibit 4.1 to Empire Resorts, Inc.'s Quarterly Report on Form 10-Q (a "10-Q") for the quarter ended March 31, 2010 (the "3/31/10 10-Q"), filed with the Commission on May 17, 2010.

(14)	Incorporated by reference to Exhibit 4.2 to the 3/31/10 10-Q.

(15)	Incorporate by reference to Exhibit 4.10 to the Registration Statement on Form S-1, filed with the Commission on December 11, 2013.

(16)	Incorporated by reference to Exhibit 10.1 of the 8/19/09 8-K.

(17)	Incorporated by reference to Exhibit 10.2 to the 8/19/09 8-K.

(18)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on October 5, 2009 (the “10/5/09 8-K”).

(19)	Incorporated by reference to Exhibit 10.1 to the 3/31/10 10-Q.

(20)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on September 24,2010.

(21)	Incorporated by reference to Exhibit 4.2 to Empire Resorts, Inc.'s 8-K, filed with the Commission on November 19, 2010 (the "11/19/10 8-K").

(22)	Incorporated by reference to Exhibit 10.4 to Empire Resorts, Inc.’s 10-Q for the fiscal period ended June 30, 2012, filed with the Commission on August 14, 2012.

(23)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on December 19, 2013.

(24)	Incorporated by reference to Exhibit 4.1 to the 11/19/10 8-K.

(25)	Incorporated by reference to Exhibit 10.14 to the 12/31/11 10-K.

(26)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on April 2, 2012.

(27)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on May 2, 2012.

(28)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on April 12, 2013.

(29)	Incorporated by reference to Exhibit 10.2 to Empire Resort, Inc.’s Current Report on Form 10-Q, filed with the Commission on August 13, 2013.

(30)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on August 17, 2005.

(31)	Incorporated by reference to Exhibit 10.17 to Empire Resorts, Inc.'s 10-K, filed with the Commission on March 19, 2012.

(32)	Incorporated by reference to Exhibit 10.18 to Empire Resorts, Inc.'s 10-K filed with the Commission on March 19, 2012.

(33)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on November 26, 2012.

(34)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on, filed with the Commission on August 23, 2012.

(35)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on December 13, 2012.

(36)	Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.'s 8-K, filed with the Commission on, filed with the Commission on August 23, 2012.

(37)	Incorporated by reference to Exhibit 14.1 to Empire Resorts, Inc.'s Current Report on Form 8-K/A, filed with the Commission on November 16, 2011 (the "11/16/11 8-K").

(38)	Incorporated by reference to Exhibit 14.2 to the 11.16.11 8-K.

(39)	Incorporated by reference to Exhibit 21.1 of Empire Resorts, Inc.'s 10-K for the year ended December 31, 2010, filed with the Commission on March 18, 2011.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESORTS, INC.

By:	/s/ Joseph A. D’Amato
	Name:	Joseph A. D’Amato
	Title:	Chief Executive Officer
	Date:	March 18, 2014
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph A. D’Amato	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2014
Joseph A. D’Amato

/s/ Laurette J. Pitts	Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2014
Laurette J. Pitts

/s/ Emanuel R. Pearlman	Chairman of the Board	March 18, 2014
Emanuel R. Pearlman

Director
Edmund Marinucci

/s/ James Simon	Director	March 18, 2014
James Simon

/s/ Nancy A. Palumbo	Director	March 18, 2014
Nancy A. Palumbo

/s/ Gregg Polle	Director	March 18, 2014
Gregg Polle

Index to Exhibits

23.1	Consent of Independent Registered Accounting Firm.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

101	Interactive Data File (XBRL).