Form 10-Q
period 2014-03-31
EMPIRE RESORTS INC
filed 2014-05-19
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, as of May 15, 2014 was 39,182,300.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,132	$7,526
Restricted cash	1,173	1,070
Accounts receivable, net	713	1,178
Accounts receivable, due from related party	1,231	—
Prepaid expenses and other current assets	3,503	3,023
Total current assets	12,752	12,797
Property and equipment, net	25,914	26,155
Other assets	73	95
Total assets	$38,739	$39,047
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,073	$2,555
Accrued expenses and other current liabilities	6,821	6,041
Short-term loan, related party	17,426	—
Total current liabilities:	27,320	8,596
Long-term loan, related party	—	17,426
Series E preferred stock payable - $10 per share redemption value, 1,551 Shares as of March 31, 2014 and December 31, 2013, (aggregate liquidation value of $29,549 as of March 31, 2014)	25,400	22,800
Total liabilities	52,720	48,822
Stockholders’ (deficit) / equity:
Preferred stock, 5,000 shares authorized; $0.01 par value -
Series A, $1,000 per share liquidation value, none issued and outstanding	—	—
Series B, $29 per share liquidation value, 44 shares issued and outstanding	—	—
Series E, $10 per share redemption value, 27 shares issued and outstanding March 31, 2014 and December 31, 2013, respectively (aggregate liquidation value of $508 and $503 as of March 31, 2014 and December 31, 2013, respectively)	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 36,925 and 36,495 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	369	365
Additional paid-in capital	160,385	159,027
Accumulated deficit	(174,735)	(169,167)
Total stockholders’ deficit	(13,981)	(9,775)
Total liabilities and stockholders’ equity	$38,739	$39,047
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Gaming	$13,462	$14,625
Food, beverage, racing & other	2,121	2,945
Gross revenues	15,583	17,570
Less: Promotional allowances	(976)	(739)
Net revenues	14,607	16,831
Costs and expenses:
Gaming	9,987	10,987
Food, beverage, racing and other	2,297	2,706
Selling, general and administrative	4,117	2,819
Stock-based compensation	149	81
Depreciation	340	343
Total costs and expenses	16,890	16,936
Loss from operations	(2,283)	(105)
Amortization of deferred financing costs	(23)	(18)
Interest expense	(3,043)	(331)
Net loss	(5,349)	(454)
Undeclared dividends on preferred stock	(47)	(388)
Net loss applicable to common shares	$(5,396)	$(842)
Weighted average common shares outstanding, basic	36,682	30,062
Weighted average common shares outstanding, diluted	36,682	30,062
Loss per common share, basic	$(0.15)	$(0.03)
Loss per common share, diluted	$(0.15)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,349)	$(454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	340	343
Recovery of doubtful accounts	—	(1)
Non-cash interest expense	2,600	—
Loss on disposal of property and equipment	—	(6)
Stock-based compensation	149	81
Changes in operating assets and liabilities:
Restricted cash –NY Lottery and Purse Accounts	(102)	(33)
Accounts receivable	465	(350)
Accounts receivable -Due from related party	(1,231)	—
Prepaid expenses and other current assets	(480)	(520)
Other assets	22	91
Accounts payable	518	691
Accrued expenses and other current liabilities	780	(2,947)
Net cash used in operating activities	(2,288)	(3,105)
Cash flows from investing activities:
Purchases of property and equipment	(100)	(275)
Restricted cash - Racing capital improvement	(1)	(16)
Project development costs	—	(376)
Net cash used in investing activities	(101)	(667)
Cash flows from financing activities:
Proceeds from exercise of stock options	995	—
Net cash provided in financing activities	995	—
Net decrease in cash and cash equivalents	(1,394)	(3,772)
Cash and cash equivalents, beginning of period	7,526	9,063
Cash and cash equivalents, end of period	$6,132	$5,291
Supplemental disclosures of cash flow information:
Interest paid	$327	$331
Non-cash investing and financing activities:
Common stock issued in settlement of preferred stock dividends	$218	$167
Project development costs included in accrued expenses	$—	$2,763
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note A. Summary of Business and Basis for Presentation

Basis for Presentation

The condensed consolidated financial statements and notes as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and March 31, 2013 are unaudited and include the accounts of Empire Resorts, Inc. (“Empire”) and subsidiaries (the “Company”).

The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and the footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the Company’s opinion, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the interim period may not be indicative of results to be expected for the full year.

Liquidity

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2014, we had total current assets of approximately $12.8 million and current liabilities of approximately $27.3 million, including the $17.4 million Kien Huat (as discussed below). We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $2.3 million for the quarter ended March 31, 2014 which management believes is principally due to the impact of severe weather causing a reduction in revenues, $1.6 million of development expenses for the Casino Project (as defined below) and reduced racing revenues due to the the suspension of all simulcasting other than intra-state simulcasting until an agreement with the Monticello Harness Horsemen’s Association ("MHHA") is reached. However, the Company anticipates that its current cash and cash equivalents balances and cash generated from operations will be sufficient to meet its operating expenses for the next twelve months. Whether the Company's resources are adequate to meet the Company’s liquidity needs beyond that period will depend on its growth and operating results. We anticipate refinancing or extending the term of the Kien Huat Note (as defined below) prior to its maturity. However, there can be no assurance that the Company will be successful in refinancing the Kien Huat Note or amending its terms. If the Company is unable to refinance or amend the Kien Huat Note prior to its maturity, it could have a material adverse affect on the Company.

The Company will also require additional capital resources to pursue a destination gaming resort license ("Gaming Facility License") and to develop the Casino Project (as defined below) in the event we are granted a Gaming Facility License. On May 12, the New York State Gaming Facility Location Board ("Siting Board") announced the minimum capital investment in the Gaming Facility to be developed, which amounts are discussed below. Moreover, applicants must describe their financing plans by June 30, 2014, the date on which applications for Gaming Facility Licenses are due. To support these efforts, we may seek to enter into strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions. On January 3, 2014, we filed a shelf registration statement on Form S-3, which was declared effective on February 12, 2014, covering the offer and sale of up to $250 million of our securities. As of May 7, 2014, we had up to $236.6 million available for future issuances under the Form S-3. The sale of additional equity will result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.

On April 2, 2014, the Company commenced a rights offering of common stock to holders of its common stock and Series B Preferred Stock (the "April 2014 Rights Offering"). The Company distributed to its common stock holders and Series B Preferred Stock holders one non-transferable right to purchase one share of common stock at a subscription price of $6.25 per share for each fifteen shares of common stock owned, or into which their Series B Preferred Stock was convertible, on March 31, 2014, the record date for the April 2014 Rights Offering. In addition to being able to purchase their pro rata portion of the shares offered based on their ownership as of March 31, 2014, stockholders were able to oversubscribe for additional shares of common stock.

Upon completion of the April 2014 Rights Offering, the Company issued 2,138,881 shares of common stock and raised approximately $13.4 million. This includes 453,165 shares issued to holders upon exercise of their basic subscription rights, 1,512,629 shares issued to Kien Huat upon exercise of its basic subscription rights and 173,087 shares issued to holders upon exercise of their over-subscription rights in the April 2014 Rights Offering. The Company expects to utilize the estimated net proceeds of approximately $13.2 million for certain expenses relating to the the Project and Casino Project (as defined below) and maintaining our on-going operations and facilities in support of our pursuit of a Gaming Facility License.

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

In December 2012, MRMI entered into a master development agreement (the "MDA") with EPT Concord II, LLC ("EPT") to develop 1,500 acres located at the site of the former Concord Resort in Sullivan County, New York (the "EPT Property"), which is owned by EPT and EPR Concord II, LP, each a wholly-owned subsidiary of EPR Properties Trust ("EPR"). The parties envision developing a comprehensive resort destination that will provide year-round indoor and outdoor activities, including hotels, spas, salons, entertainment, dining, retail, golf, high tech meeting and convention spaces and casino gaming (the "Project"). The initial phase of the Project contemplates the development of a casino and hotel by MRMI (the "Casino Project"). Over the past three years, the Company has expended substantial energy on designing the Casino Project and, in conjunction with EPR, working with local and state agencies and officials to obtain the necessary permits and approvals to begin construction. The Company intends to apply for a Gaming Facility License, which is described in more detail below, with respect to the Casino Project . The development of the Project and the Casino Project is contingent upon various conditions, including obtaining all necessary governmental approvals, as described in the MDA, and the Company's ability to obtain necessary financing.
Recent Events

On March 31, 2014, the Siting Board approved the RFA relating to the Gaming Facility License application. In accordance with the RFA schedule, which is discussed further below, on April 18, 2014, the Company paid the $1 million Gaming Facility License application fee ("Application Fee") in indication of its intent to apply for a Gaming Facility License. On May 12, the New York State Gaming Facility Location Board ("Siting Board") announced that applicants for Gaming Facility Licenses must make a minimum capital investment in the Gaming Facility to be developed, as set forth in the chart below. The Casino Project will be located in the Hudson Valley-Catskills Area (as defined below).

For a Gaming Facility located in:	The minimum capital investment is:
REGION 1

Dutchess or Orange Counties:	$350,000,000
If no License is awarded for a Gaming Facility located in Dutchess or Orange Counties, then for the remaining portion of Region 1 (comprising Columbia, Delaware, Greene, Sullivan and Ulster Counties):	$130,000,000
If a License is awarded for a Gaming Facility located in Dutchess or Orange Counties, then for the remaining portion of Region 1 (comprising Columbia, Delaware, Greene, Sullivan and Ulster Counties):	$100,000,000
REGION 2	$135,000,000

REGION 5

Broome, Chemung, Schuyler, Tioga or Tompkins Counties:	$85,000,000
Wayne County or Seneca Counties:	$135,000,000
If a License is awarded on Wayne or Seneca Counties, then for the remaining portion of Region 5 (comprising Broome, Chemung, Schuyler, Tioga or Tompkins Counties):	$70,000,000

The Siting Board said that the Request for Applications ("RFA") (described below) minimum capital investment standard established were intended to reflect the fact that some parts of the total investment that developers will make do not create the type of economic development benefits that the Gaming Act (defined below) is intended to foster, so these were treated as excluded investments in the calculation of the minimum investment requirement. The excluded investments include the licensing fee, land, financing costs, and certain startup expenses among other factors, which the Siting Board believes typically constitute about 35 percent of the total investment of this type of new development. Accordingly, the minimum capital investment levels established are approximately 65 percent of the total amounts of the investment that developers are expected to make.

MRMI and MHHA had an agreement (the "MHHA Agreement") that governed the conduct of MRMI and MHHA relating to horseracing purse payments, the simulcasting of horse races and certain other payments. The MHHA Agreement expired pursuant to its terms on January 31, 2014. MRMI and MHHA were attempting to negotiate a new agreement and engaged in several mediation sessions conducted by the New York State Gaming Commission ("NYSGC") in an attempt to reach an agreement. In such negotiations, the Company offered the MHHA, among other things, one million shares of its common stock, which offer was rejected. Absent an agreement, MRMI will continue to run live harness races and pay MHHA members based on the requirements of statutory provisions. MRMI races will be simulcast to New York racetracks and Off-Track Betting facilities and MRMI will accept simulcast races from New York racetracks. However, because of the federal Interstate Horseracing Act, without a written agreement with the MHHA, which includes permission to simulcast into and out of New York, effective as of February 1, 2014, MRMI has suspended all simulcasting other than intra-state simulcasting.

Regulation

Our operations are overseen by the NYSGC. The legislation that created the NYSGC provides that the Board of the NYSGC shall consist of seven members. As of May 14, 2014, six members have been appointed to the Board of the NYSGC. The NYSGC has the authority and responsibility to promulgate rules and regulations that affect the operations of our business. Prior to the creation of the NYSGC, our harness horseracing and simulcasting activities were overseen by the New York State Racing and Wagering Board ("RWB") and our VGM activities were overseen by the New York Lottery ("NYL"). Now, our VGM, harness horseracing and simulcast activities in the State of New York are overseen by the NYSGC, Division of Lottery and Division of Horse Racing, respectively.

In a letter dated April 11, 2014, the NYSGC assigned to MRMI the race dates requested for the month of May of 2014. The NYSGC has not yet approved MRMI's racetrack and simulcast license renewal applications for calendar year 2014. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.

On July 30, 2013, the Upstate New York Gaming and Economic Development Act ("Gaming Act") was enacted. The Gaming Act, among other things, provides the statutory framework for the regulation of full-scale casino gaming, which was approved by New York State voters in November 2013 when they voted to approve a constitutional amendment to permit full-scale casino gaming (each a "Gaming Facility"). The Gaming Act amends the racing, pari-mutuel wagering and breeding law, the penal law, the tax law and the state finance law in relation to full-scale gaming. The Gaming Act authorizes the NYSGC to award up to four (4) upstate Gaming Facility Licenses. Gaming Facilities are authorized in three regions of the state: the Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties, in which we are located (the "Hudson Valley-Catskill Area"); the Albany, Fulton, Montgomery, Rensselaer, Saratoga, Schenectady, Schoharie and Washington counties (“Capital District-Saratoga Area”); and the Broome, Chemung (east of State Route 14), Schuyler (east of State Route 14), Seneca, Tioga, Tompkins, and Wayne (east of State Route 14) counties (“Eastern Southern Tier”). Up to two (2) Gaming Facilities can be located in any of the three regions. No Gaming Facilities can be authorized in Putnam county, Westchester county, Rockland county, New York City or Long Island.

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

In accordance with the Gaming Act, the Siting Board is charged with selecting applicants that are qualified to receive a Gaming Facility License and determining the location of such Gaming Facilities. The NYSGC is not required to issue a license if the Siting Board determines that there are no qualified applicants in a specific region. Once granted, there will be a seven (7) year exclusivity period for holders of Gaming Facility Licenses, commencing with the awarding of the license, during which no further Gaming Facilities will be licensed by the NYSGC. If the Legislature authorizes additional Gaming Facility Licenses within this period, licensees shall have the right to recover a pro-rata portion of the license fee paid. The NYSGC's website provides that casino siting and operators are expected to be formally announced in early Fall 2014.

On March 12, 2014, the NYSGC appointed the first three individuals to serve on the Siting Board. Pursuant to the Gaming Act, the NYSGC is responsible for appointing five members to the Siting Board.

On March 24, 2014, the NYSGC announced that it had selected the firm of Taft, Stettinius & Hollister LLP to provide gaming advisory services in its review and ultimate selection of casino applicants for Upstate New York. It further announced that Taft, Stettinius & Hollister LLP has subcontracted with several entities to assist in the project, including financial advisory firm Christiansen Capital Advisors, investment bank Houlihan Lokey and gaming facility consultant Macomber International, Inc.

On March 31, 2014, the NYSGC held a public meeting at which it approved the draft RFA and the forms for Gaming Facility License Application, Multi-Jurisdictional Personal History Disclosure Form and New York Supplemental. Also on March 31, 2014, the Siting Board held a public meeting at which it approved the RFA and the forms for Gaming Facility License Application, Multi-Jurisdictional Personal History Disclosure Form and New York Supplement.

Pursuant to the RFA, the Siting Board has set the following schedule:

RFA Issued     March 31, 2014
Applicant’s First Questions Due by 4:00 p.m. EDT         April 11, 2014
$1 Million Application Fee                        April 23, 2014
Siting Board Responses to First Questions         April 23, 2014
Mandatory Applicant Conference         April 30, 2014
Written Summary of Applicant Conference             May 2, 2014
Applicant’s Second Questions Due by 4:00 p.m. EDT         May 7, 2014
Siting Board Responses to Second Questions     May 14, 2014
Applications Due by 4:00 p.m. EDT         June 30, 2014
Oral Presentations of Applications         on or after July 21, 2014

Selection of Gaming Facility Operator         Early fall

Pursuant to the RFA, each Applicant was required to pay to the NYSGC an Application Fee by April 23, 2014 to help defray the costs associated with the processing of the application and investigation of the applicant; provided, however, that if the costs of processing, investigation and related costs exceed the initial application fee, the applicant shall be required to pay the additional amount to the NYSGC within 30 days after notification of insufficient fees. If the additional Application Fee is not paid, the application shall be rejected. If the investigation costs related to an applicant are below amount of the Application Fee paid, any unexpended portion shall be returned to the applicant. An individual, entity, consortium or other party evincing interest becomes an applicant upon payment of the Application Fee. On April 18, 2014, the NYSGC confirmed that it received our Application Fee. On April 23, 2014, the NYSGC announced that it had received Application Fees from 22 entities. Applicants in our region include Caesars Entertainment, a joint venture between the Cordish Companies and Penn National Gaming, Inc. and an affiliate of our largest stockholder.

Pursuant to the RFA, a Licensee must pay a minimum licensing fee, within thirty (30) days after the award of a Gaming Facility License. However, nothing shall prohibit an Applicant from agreeing to pay an amount in excess of the fees. If awarded a Gaming Facility License, the Company's minimum licensing fee would be $50 million if no Gaming Facility License were awarded for a Gaming Facility located in Dutchess or Orange Counties and $35 million if a Gaming Facility License were awarded for a Gaming Facility located in Dutchess or Orange Counties. An applicant may agree to pay a licensing fee in excess of the fee set forth in the RFA for its proposed Gaming Facility.

If the Company were to be awarded a Gaming Facility License by the NYSGC, the Gaming Act provides the tax rate on slot machines would be 39% and the tax rate on table games would be 10%. However, an applicant may agree to supplement the tax with a binding supplemental fee. The Gaming Act imposes a $500 annual fee on each slot machine and table game. In addition, the Gaming Act requires the maintenance of the horsemen and breeder payments at the 2013 dollar level to be adjusted annually pursuant to changes in the consumer price index. A racetrack location awarded a Gaming Facility License shall maintain racing activity and race dates. If the Company is not awarded a Gaming Facility License, the Gaming Act provides that MRMI would receive its current NYSGC commission rate for its operations at Monticello Casino and Raceway and would receive an additional commission from NYSGC based on a rate related to the effective tax rate on all gross gaming revenue at a Gaming Facility or Gaming Facilities, if any, developed in the Hudson Valley-Catskill Area.

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

In accordance with the terms of the MDA, MRMI shall be responsible for the development and construction of the Casino Project, in which MRMI has agreed to invest a minimum of $300 million. In connection with the Casino Project, the Company will apply for a Gaming Facility License pursuant to the Gaming Act. Once the development is completed, MRMI shall then be responsible for maintaining and operating the Casino Project in accordance with the operating standards contained in the Casino Lease.

MRMI and EPT agreed to cooperate with each other and appropriate governmental authorities and to provide such information as may be reasonably requested by such governmental authorities in order to obtain and maintain all gaming licenses required to operate the Casino Project. In accordance with the terms of the Option Agreement, which is discussed below, MRMI provided EPT a certificate of the MRMI Board of Directors which, in substance, waives MRMI’s right to terminate the MDA pursuant to specified provisions therein and, unless the Option terminates due to the occurrence of a

Trigger Event, which is defined below, so long as EPT has provided its notice to proceed, the Master Declaration has been executed and EPT is not in breach of the Option Agreement or any other agreements between the parties, MRMI is prohibited from building or operating a Gaming Facility in the Hudson Valley- Catskill Area anywhere other than at the EPT Property or building or operating a VGM facility anywhere other than at MRMI’s existing site or at the EPT Property for a period of five years following the termination of the Option Agreement. The development of the Project, including the Casino Project, is contingent upon various conditions, including obtaining necessary governmental approval, as fully set forth in the MDA and the Company's ability to obtain necessary financing.

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

Among other things, the Option Agreement reflects the parties' agreement of when MRMI must decide whether it will lease the EPT Property for purposes of constructing the Casino Project. Pursuant to the Option Agreement, on November 30, 2013, MRMI exercised its right to extend the date by which it must make such determination (the "Option Exercise Period End Date") for up to a twelve month period ending November 30, 2014 (the "First Extended Option Exercise Period"). In addition, the final date by which MRMI must decide whether or not to execute the Casino Lease (the "Final Option Exercise Outside Date") was extended to a date that is (i) 120 days from the earliest to occur of specified triggers relating to whether MRMI is chosen to receive a Gaming Facility License or (ii) 60 days from when affiliates of MRMI enter into an agreement to develop a Gaming Facility with someone other than MRMI (each a "Trigger Event"). In consideration of such extension, MRMI is obligated to make monthly option payments (each an “Option Payment”). If a Trigger Event occurs, EPT may, in its sole discretion, extend the Final Option Exercise Outside Date by a maximum of 90 days and, before the Final Option Exercise Outside Date, waive such Trigger Event in writing (in which case the Option Agreement would continue as if such Trigger Event had not occurred).

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

If a Trigger Event occurs, EPT shall have the immediate right to discuss or negotiate with any other entity with respect to developing a Gaming Facility or seeking a Gaming Facility License regarding the EPT Property and, if MRMI has not exercised the Option by the applicable Final Option Exercise Outside Date, EPT shall have the immediate right to enter into an agreement with another entity to develop a Gaming Facility or seek a Gaming Facility License with respect to the EPT Property.

During the term of the Option Agreement, MRMI agreed to make a good faith effort to pursue a Gaming Facility License. If MRMI fails to diligently pursue the Gaming Facility License, MRMI shall notify EPT and the Final Option Exercise Outside Date shall be 60 days following the receipt of such notice by EPT. In furtherance of the Project and the Casino Project, EPT and MRMI negotiated the terms of a Master Declaration which was executed by EPT on December 6, 2013, which addresses the covenants, conditions, easements and restrictions of the Concord Resorts Master Association, LLC for the Project. In addition, EPT entered into an agreement with Aquatic Development Group to be the water park developer and operator for the Project and, in connection with such commitment, MRMI reimbursed EPT for certain out-of-pocket costs and expenses incurred by Aquatic Development Group pursuant to, and subject to the limitations contained in, the Option Agreement.

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

Expenses of Development

Previously, we capitalized our development costs for the Casino Project because such development was to be a VGM facility. However, with the enactment of the Gaming Act in 2013 and the subsequent referendum approving a constitutional amendment in November 2013 to permit Gaming Facilities in New York, we will now apply, in a competitive environment, for a Gaming Facility License for the Casino Project. As it is not certain that we will obtain a Gaming Facility License necessary for the Casino Project, such expenditures cannot be capitalized. Accordingly, during the fourth quarter of 2013, we expensed approximately $16.0 million of previously capitalized costs. All costs incurred for the Casino Project as a Gaming Facility pursuant to the Gaming Act will now be expensed until we are awarded a Gaming Facility License for the Casino Project.

In the first quarter 2014, the total Project and Casino Project development costs incurred were approximately $1.6 million. The $1.6 million consisted of $500,000 in architectural fees, $750,000 of non-refundable payments pertaining to the Option Agreement with EPR and $350,000 in legal, construction manager costs, consultants and other professional services.

Note B. Summary of Significant Accounting Policies

Revenue recognition and Promotional allowances

Gaming revenue is the net difference between gaming wagers and payouts for prizes from VGMs, non-subsidized free play and accruals related to the anticipated payout of progressive jackpots. Progressive jackpots contain base jackpots that increase at a progressive rate based on the credits played and are charged to revenue as the amount of the jackpots increase. The Company recognizes gaming revenues before deductions of such related expenses as NYSGC share of VGM revenue and the MHHA and Agriculture and New York State Horse Breeding Development Fund’s (the "BDF") contractually required percentages. The MHHA Agreement expired on January 31, 2014 and since February 1, 2014, such deductions for MHHA and the BDF are the statutorily required percentages.

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

The retail value amounts included in promotional allowances for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Food and beverage	$419	$375
Non-subsidized free play	511	230
Players club awards	46	134
Total retail value of promotional allowances	$976	$739

The estimated cost of providing complimentary food, beverages and other items for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Food and beverage	$563	$478
Non-subsidized free play	302	136
Players club awards	46	134
Total cost of promotional allowances	$911	$748

Accounts receivable

Accounts receivable, net of allowances, are stated as the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2014 and December 31, 2013, the Company recorded an allowance for doubtful accounts of approximately $166,000 and $166,000 respectively.

Earnings (loss) per common share

The Company computes basic earnings (loss) per share by dividing net income (loss) applicable to common shares by the weighted-average common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for the three months ended March 31, 2014 and 2013 were the same.

The following table shows the approximate number of common stock equivalents outstanding at March 31, 2014 and 2013 that could potentially dilute basic earnings per share in the future.

	Outstanding as of March 31,
	2014	2013
Options	1,574,000	2,202,000
Warrants	1,083,000	1,083,000
Option matching rights	940,000	1,276,000
Restricted stock	111,000	50,000
Shares to be issued upon conversion of convertible debt	6,575,000	6,575,000
Total	10,283,000	11,186,000

Fair value

The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by FASB, for its financial assets and liabilities that had not been previously carried at fair value. The Company’s financial instruments are comprised of current assets, current liabilities and a short-term loan, related party. Current assets and current liabilities approximate fair value due to their short-term nature. As of March 31, 2014, the Company’s management was unable to reasonably estimate the fair value of the short-term loan, related party due to the inability to obtain quotes for similar credit facilities.

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
Pursuant to the Option Agreement, (i) MRMI may extend the Option Exercise Period End Date (as that term is defined in the Option Agreement) for up to twelve months (the “First Extended Option Exercise Period”) from November 30, 2013 to November 30, 2014 by making monthly option payments (each an “Option Payment”) and (ii) the Final Option Exercise Outside Date (as that term is defined in the Option Agreement) will be extended to a date that is 120 days from the earliest to occur of specified triggers relating to whether MRMI is chosen to receive a Gaming Facility License or 60 days from when affiliates of MRMI enter into an agreement to develop a Gaming Facility with someone other than MRMI (each a “Trigger Event”). If a Trigger Event occurs, EPT may, in its sole discretion, extend the Final Option Exercise Outside Date by a maximum of 90 days and, before the Final Option Exercise Outside Date, waive such Trigger Event in writing (in which case the Option Agreement would continue as if such Trigger Event had not occurred). If a Trigger Event has not occurred as of the end of the First Extended Option Exercise Period, (i) MRMI may extend the Option Exercise Period End Date by up to an additional twelve months (the “Second Extended Option Exercise Period”) from November 30, 2014 to November 30, 2015 by making monthly Option Payments at a higher amount. If a Trigger Event has not occurred as of the end of the Second Extended Option Exercise Period, MRMI may extend the Option Exercise Period End Date on a monthly basis until the occurrence of a Trigger Event by making monthly Option Payments at an even higher amount. If MRMI exercises the Option and the Casino Lease for the EPT Property is executed between the Parties, any additional amounts paid by MRMI as Option Payments shall constitute prepaid rent and shall be applied against amounts due to EPT as rent under the Casino Lease.

If a Trigger Event occurs, EPT shall have the immediate right to discuss or negotiate with any other entity with respect to developing a casino or seeking a Gaming Facility License regarding the EPT Property and, if MRMI has not exercised the Option by the applicable Final Option Exercise Outside Date, EPT shall have the immediate right to enter into an agreement with another entity to develop a casino or seek a Gaming Facility License with respect to the EPT Property. Pursuant to the letter agreement that amended the Option Agreement dated August 30, 2013, between EPT and MRMI (the "Letter Agreement"), EPT granted to MRMI the option to purchase the EPT Property together with the other property owned by EPT at the site of the former Concord Resort, which option is exercisable upon the occurrence of a Trigger Event or any time between May 1, 2015 and June 30, 2015, at book value as of the date of the Letter Agreement plus capitalized expenses incurred by EPT after the date of the Letter Agreement through the purchase date and related to the development of the property.

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

5.
MRMI provided EPT a certificate of the MRMI Board of Directors which, in substance, waived MRMI’s right to terminate the MDA pursuant to Section 14.21 thereof and prohibits MRMI, unless the Option terminates due to the occurrence of a Trigger Event, so long as EPT has provided its notice to proceed, the Master Declaration has been executed and EPT is not in breach of the Option Agreement or any other agreements between the parties, from building or operating a Gaming Facility in its defined region under the Gaming Act anywhere other than at the EPT Property or building or operating a VGM facility anywhere other than at MRMI’s existing site or at the EPT Property for a period of five years following the termination of the Option Agreement.In connection with the Option Agreement, we paid EPT option payments in the amount of $750,000 on December 21, 2011 and on March 8, 2013, MRMI paid EPT a pro-rated option payment in the amount of $472,603. On September 18, 2013, EPT’s Board of Directors provided an irrevocable notice to proceed with the development of the EPT Property in accordance with the terms of the MDA. MRMI provided EPT with a certificate of the MRMI Board of Directors which waives MRMI's right to terminate the MDA (as set forth above). Therefore, all payments made by MRMI to EPT pursuant to the Option Agreement as of that date, which total $1,222,603, have become non-refundable. On December 30, 2013, MRMI made an option payment to EPT in the amount of $250,000.

For the three months ended March 31, 2014 MRMI made option payments to EPT totaling $750,000.

Note D. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, as presented on the balance sheet, are comprised of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Liability for horseracing purses	$600	$473
Accrued payroll	1,637	1,300
Accrued redeemable points	353	393
Liability to NYSGC	500	521
Liability for local progressive jackpot	820	768
Accrued professional fees	546	1,406
Federal tax withholding payable	1,350	—
Accrued other	1,015	1,180
Total accrued expenses and other current liabilities	6,821	6,041

Note E. Short-Term Loan, Related Party
On November 17, 2010, Empire entered into a loan agreement (the "Loan Agreement") with Kien Huat Realty III Limited ("Kien Huat"), our largest shareholder, pursuant to which Kien Huat made a loan (the "Kien Huat Loan") represented by a convertible promissory note (the "Kien Huat Note") in the principal amount of $35 million and which had an interest rate of 5%. The Company paid down the principal of the Kien Huat Note in the amount of approximately $17.6 million from the proceeds of the rights offering the Company consummated in May 2011. The maturity date for the Kien Huat Note was May 17, 2013.
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

On December 18, 2013, the Company and Kien Huat entered into Amendment No. 2 (the “Second Amendment”) to the Loan Agreement, dated November 17, 2010 and amended on August 8, 2012, by and between the Company and Kien Huat (as amended, the “Loan Agreement”). Pursuant to the Second Amendment, the maturity date of the loan made pursuant to the Loan Agreement (the “Loan”) was extended from December 31, 2014 to March 15, 2015. In consideration of the extension of the maturity date of the Loan, the Company agreed to pay Kien Huat a one-time fee of $25,000. In addition, the Company agreed to pay the out-of-pocket legal fees and expenses incurred by Kien Huat in an amount not to exceed $20,000. Except for these amendments, the Loan Agreement remains unchanged and in full force and effect.

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
The Company recognized approximately $324,000 and $331,000 in interest expense associated with the Loan during the three months ended March 31, 2014 and 2013, respectively.
We have paid interest to Kien Huat pursuant to the Loan Agreement totaling approximately $4.1 million from November 2010 through March 31, 2014. Due to an inadvertent oversight, the Company did not withhold taxes due on such interest payments to Kien Huat, which is a foreign entity affiliate of ours, as required by the Internal Revenue Code of 1986, as amended. Kien Huat has agreed to reimburse the Company for the taxes that were due on such interest payments, which are equal to 30% of the interest paid to Kien Huat, or approximately $1.2 million (the “Taxes Payable”). The Taxes Payable amount has been remitted to the Internal Revenue Service (the "IRS"). The interest on the Taxes Payable which is estimated in the amount of $119,000, will be remitted to the IRS upon the IRS's request therefor. The total of the Taxes Payable and interest thereon is approximately $1.3 million. Based on the Company’s actions to correct such oversight, the Company believes that it is not probable that penalties would be due; however, if penalties were to be due to the IRS, the amount could be up to approximately $450,000.The Company has not adjusted their historical financial statements for any period prior to March 31, 2014 as the Company believes that the impact to previously issued financial statements is not material.

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
On June 30, 2013 all Preferred Stock held by Tollman was redeemed for approximately $1.5 million (the "Redeemed Tollman Preferred Stock").
On December 31, 2013, a payment for all dividends accrued and unpaid since December 10, 2002 (the “Accrued Dividends”), in an amount of approximately $1.3 million, was made on the Redeemed Tollman Preferred Stock.
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
If the Concord Event does not occur by June 30, 2015, 150,000 shares of Bryanston's Preferred Stock shall be redeemed on June 30, 2016 for $1.5 million. An additional 150,000 shares of Bryanston's Preferred Stock shall be redeemed for $1.5 million on each June 30 for the next three years from funds legally available to the Company to effect such payment. The balance of Bryanston's Preferred Stock shall be redeemed in an amount equal to the Liquidation Value and Accrued Dividends on June 30, 2020 from funds legally available to the Company to effect such payment.
As a result of the Settlement Agreement on June 30, 2013, and pursuant to ASC 480, the Series E Preferred Stock held by the Bryanston Parties became contractually redeemable subject to the terms and conditions of the Settlement Agreement and has been classified as a liability on the accompanying balance sheet as of that date. Changes in the value of the liability are recorded as interest expense to recognize the liability at the amount at which it would be contractually settled at the balance sheet date pursuant to the Settlement Agreement. For the three months ended March 31, 2014, the Company recognized interest expense of approximately $2.6 million..

Note G. Stockholders’ Equity

Stock-based compensation expense was approximately $149,000 and $81,000 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was approximately $519,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under Empire’s plans. That cost is expected to be recognized over the remaining vesting period. This expected cost does not include the impact of any future stock-based compensation awards.

On February 19, 2014, our Board authorized the issuance of 30,833 shares of our common stock in payment of dividends due for the year ended December 31, 2013 on our Series B Preferred Stock. The recorded value of these shares was approximately $218,000. At December 31, 2013, the Company had undeclared dividends on the Series B Preferred Stock of approximately $218,000.

On February 12, 2013, Empire's Board of Directors (the "Board") authorized the issuance of 75,530 shares of our common stock in payment of dividends due for the year ended December 31, 2012 on our Series B Preferred Stock. The recorded value of these shares was approximately $167,000. At December 31, 2012, the Company had undeclared dividends on the Series B Preferred Stock of approximately $167,000

On April 30, 2013, Empire commenced its April 2013 Rights Offering which expired on May 30, 2013. At the completion of the April 2013 Rights Offering, the Company issued a total of 6,032,153 shares of common stock and raised approximately $11.4 million in gross proceeds and incurred approximately $223,000 in expenses. The Company has used a portion of the net proceeds of the April 2013 Rights Offering to fund the expenses of the Company’s Casino Project (defined herein), which includes permitting, infrastructure and shared master planning costs and expenses, and for general working capital purposes.

Note H. Concentration

The Company has two debtors, before Accounts Receivable allowances, that consist of Western OTB and Suffolk OTB which represented 13% and 30%, respectively, of the total outstanding racing related accounts receivables as of March 31, 2014. The Company had two debtors, before Accounts Receivable allowances, that consisted of Western OTB and Suffolk OTB which represented 9% and 17%, respectively, of the total outstanding racing related accounts receivable as of December 31, 2013.

Note I. Commitments and Contingencies

Legal Proceedings
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
Concord Associates, L.P. v. Entertainment Properties Trust
On September 18, 2013, the United States District Court for the Southern District of New York (“SDNY”) granted Motions to Dismiss filed by us and all other defendants. This lawsuit was filed in March 2012, by Concord and various affiliates in the United States District Court for the Southern District of New York ("SDNY") and asserted in an amended complaint various federal antitrust claims against us, EPR, EPT, Genting NY LLC and Kien Huat. The lawsuit arises out of our exclusivity agreement and option agreement with EPT to develop the site of the EPT Property located in Sullivan County, New York. Concord brought federal antitrust claims alleging conspiracy in restraint of trade, conspiracy to monopolize and monopolization. Concord also brought state law claims for tortious interference with contract and business relations. Concord sought damages in an amount to be determined at trial but not less than $500 million subject to automatic trebling under federal antitrust laws, unspecified punitive damages and permanent injunctive relief. In its decision, the SDNY dismissed Concord’s federal antitrust claims with prejudice and dismissed Concord's state law claims without prejudice. On October 2, 2013, Concord filed a Motion for Reconsideration and on October 18, 2013, Concord filed a Notice of Appeal. On October 22, 2013, the United States Court of Appeals for the Second Circuit issued a Notice of Stay of Appeal pending the outcome of the Motion for Reconsideration. We believe this lawsuit is without merit and we will aggressively defend our interests.

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

Note J. Subsequent Events

On April 2, 2014, the Company commenced a rights offering of common stock to holders of its common stock and Series B Preferred Stock (the "April 2014 Rights Offering"). The Company distributed to its common stock holders and Series B Preferred Stock holders one non-transferable right to purchase one share of common stock at a subscription price of $6.25 per share for each fifteen shares of common stock owned, or into which their Series B Preferred Stock was convertible, on March 31, 2014, the record date for the April 2014 Rights Offering. In addition to being able to purchase their pro rata portion of the shares offered based on their ownership as of March 31, 2014, stockholders were able oversubscribe for additional shares of common stock.

Upon completion of the April 2014 Rights Offering, the Company issued 2,138,881 shares of common stock and raised approximately $13.4 million. This includes 453,165 shares issued to holders upon exercise of their basic subscription rights, 1,512,629 shares issued to Kien Huat upon exercise of its basic subscription rights and 173,087 shares issued to holders upon exercise of their over-subscription rights in the April 2014 Rights Offering. The Company expects to utilize the estimated net proceeds of approximately $13.2 million for certain expenses relating to the the Project and Casino Project and maintaining our on-going operations and facilities in support of our pursuit of a Gaming Facility License.

On April 18, 2014, the Company paid the $1 million Application Fee as required by the NYSGC from each applicant for a gaming facility license.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Management’s Discussion and Analysis of the Financial Condition and Results of Operations should be read together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Condensed Consolidated Financial Statements and related notes thereto in Empire Resorts, Inc. (“Empire”) and subsidiaries’ (the “Company”, “us”, “our”, or “we”) Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally relate to our strategies, plans and objectives for future operations and are based upon management’s current plans and beliefs or estimates of future results or trends. Forward-looking statements also involve risks and uncertainties, including, but not restricted to, the risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict.
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
Recent Events

On March 31, 2014, the Siting Board approved the RFA relating to the Gaming Facility License application. In accordance with the RFA schedule, which is discussed further below, on April 18, 2014, the Company paid the $1 million Gaming Facility License application fee ("Application Fee") in indication of its intent to apply for a Gaming Facility License. On May 12, the New York State Gaming Facility Location Board ("Siting Board") announced that applicants for Gaming Facility Licenses must make a minimum capital investment in the Gaming Facility to be developed, as set forth in the chart below. The Casino Project will be located in the Hudson Valley-Catskills Area (as defined below).

For a Gaming Facility located in:	The minimum capital investment is:

REGION 1

Dutchess or Orange Counties:	$ 350,000,000
If no License is awarded for a Gaming Facility located in Dutchess or Orange Counties, then for the remaining portion of Region 1 (comprising Columbia, Delaware, Greene, Sullivan and Ulster Counties):	$ 130,000,000
If a License is awarded for a Gaming Facility located in Dutchess or Orange Counties, then for the remaining portion of Region 1 (comprising Columbia, Delaware, Greene, Sullivan and Ulster Counties):	$ 100,000,000
REGION 2	$ 135,000,000

REGION 5

Broome, Chemung, Schuyler, Tioga or Tompkins Counties:	$ 85,000,000
Wayne County or Seneca Counties:	$ 135,000,000
If a License is awarded on Wayne or Seneca Counties, then for the remaining portion of Region 5 (comprising Broome, Chemung, Schuyler, Tioga or Tompkins Counties):	$ 70,000,000

The Siting Board said that the Request for Applications ("RFA") (described below) minimum capital investment standard established were intended to reflect the fact that some parts of the total investment that developers will make do not create the type of economic development benefits that the Gaming Act (defined below) is intended to foster, so these were treated as excluded investments in the calculation of the minimum investment requirement. The excluded investments include the licensing fee, land, financing costs, and certain startup expenses among other factors, which the Siting Board believes typically constitute about 35 percent of the total investment of this type of new development. Accordingly, the minimum capital investment levels established are approximately 65 percent of the total amounts of the investment that developers are expected to make.

MRMI and the Monticello Harness Horsemen's Association (the "MHHA") had an agreement (the "MHHA Agreement") that governed the conduct of MRMI and MHHA relating to horseracing purse payments, the simulcasting of horse races and certain other payments. The MHHA Agreement expired pursuant to its terms on January 31, 2014. MRMI and MHHA were attempting to negotiate a new agreement and engaged in several mediation sessions conducted by the New York State Gaming Commission ("NYSGC") in an attempt to reach an agreement. In such negotiations, the Company offered the MHHA, among other things, 1 million shares of its common stock, which offer was rejected. Absent an agreement, MRMI will continue to run live harness races and pay MHHA members based on the requirements of statutory provisions. MRMI races will be simulcast to New York racetracks and Off-Track Betting facilities and MRMI will accept simulcast races from New York racetracks. However, because of the federal Interstate Horseracing Act, without a written agreement with the MHHA, which includes permission to simulcast into and out of New York, effective as of February 1, 2014, MRMI has suspended all simulcasting other than intra-state simulcasting.

On April 2, 2014, the Company commenced a rights offering of common stock to holders of its common stock and Series B Preferred Stock (the "April 2014 Rights Offering"). The Company distributed to its common stock holders and Series B Preferred Stock holders one non-transferable right to purchase one share of common stock at a subscription price of $6.25 per share for each fifteen shares of common stock owned, or into which their Series B Preferred Stock was convertible, on March 31, 2014, the record date for the April 2014 Rights Offering. In addition to being able to purchase their pro rata portion of the shares offered based on their ownership as of March 31, 2014, stockholders were able to oversubscribe for additional shares of common stock.

Upon completion of the April 2014 Rights Offering, the Company issued 2,138,881 shares of common stock and raised approximately $13.4 million. This includes 453,165 shares issued to holders upon exercise of their basic subscription rights, 1,512,629 shares issued to Kien Huat upon exercise of its basic subscription rights and 173,087 shares issued to holders upon exercise of their over-subscription rights in the April 2014 Rights Offering. The Company expects to utilize the estimated net proceeds of approximately $13.2 million for certain expenses relating to the the Project and Casino Project (as defined below) and maintaining our on-going operations and facilities in support of our pursuit of a Gaming Facility License.
Regulation
Our operations are overseen by the NYSGC. The legislation that created the NYSGC provides that the Board of the NYSGC shall consist of seven members. As of May 14, 2014, six members have been appointed to the Board of the NYSGC. The NYSGC has the authority and responsibility to promulgate rules and regulations that affect the operations of our business. Prior to the creation of the NYSGC, our harness horseracing and simulcasting activities were overseen by the New York State Racing and Wagering Board ("RWB") and our VGM activities were overseen by the New York Lottery ("NYL"). Now, our VGM, harness horseracing and simulcast activities in the State of New York are overseen by the NYSGC, Division of Lottery and Division of Horse Racing, respectively.

In a letter dated April 11, 2014, the NYSGC assigned to MRMI the race dates requested for the month of May of 2014. The NYSGC has not yet approved MRMI's racetrack and simulcast license renewal applications for calendar year 2014. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.
On July 30, 2013, the Upstate New York Gaming and Economic Development Act ("Gaming Act") was enacted. The Gaming Act, among other things, provides the statutory framework for the regulation of full-scale casino gaming, which was approved by New York State voters in November 2013 when they voted to approve a constitutional amendment to permit full-scale casino gaming (each a "Gaming Facility"). The Gaming Act amends the racing, pari-mutuel wagering and breeding law, the penal law, the tax law and the state finance law in relation to full-scale gaming. The Gaming Act authorizes the NYSGC to award up to four (4) upstate destination gaming resort licenses (each a "Gaming Facility License"). Gaming Facilities are authorized in three regions of the state: the Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties, in which we are located (the "Hudson Valley-Catskill Area"); the Albany, Fulton, Montgomery, Rensselaer, Saratoga, Schenectady, Schoharie and Washington counties (“Capital District-Saratoga Area”); and the Broome, Chemung (east of State Route 14), Schuyler (east of State Route 14), Seneca, Tioga, Tompkins, and Wayne (east of State Route 14) counties (“Eastern Southern Tier”). Up to two (2) Gaming Facilities can be located in any of the three regions. No Gaming Facilities can be authorized in Putnam county, Westchester county, Rockland county, New York City or Long Island.
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
In accordance with the Gaming Act, the Siting Board is charged with selecting applicants that are qualified to receive a Gaming Facility License and determining the location of such Gaming Facilities. The NYSGC is not required to issue a license if the Siting Board determines that there are no qualified applicants in a specific region. Once granted, there will be a seven (7) year exclusivity period for holders of Gaming Facility Licenses, commencing with the awarding of the license, during which no further Gaming Facilities will be licensed by the NYSGC. If the Legislature authorizes additional Gaming Facility Licenses within this period, licensees shall have the right to recover a pro-rata portion of the license fee paid. The NYSGC's website provides that casino siting and operators are expected to be formally announced in early Fall 2014.
On March 12, 2014, the NYSGC appointed the first three individuals to serve on the Siting Board. Pursuant to the Gaming Act, the NYSGC is responsible for appointing five members to the Siting Board.

On March 24, 2014, the NYSGC announced that it had selected the firm of Taft, Stettinius & Hollister LLP to provide gaming advisory services in its review and ultimate selection of casino applicants for Upstate New York. It further announced that Taft, Stettinius & Hollister LLP has subcontracted with several entities to assist in the project, including financial advisory firm Christiansen Capital Advisors, investment bank Houlihan Lokey and gaming facility consultant Macomber International, Inc.

On March 31, 2014, the NYSGC held a public meeting at which it approved the draft RFA and the forms for Gaming Facility License Application, Multi-Jurisdictional Personal History Disclosure Form and New York Supplemental. Also on March 31, 2014, the Siting Board held a public meeting at which it approved the RFA and the forms for Gaming Facility License Application, Multi-Jurisdictional Personal History Disclosure Form and New York Supplement.
Pursuant to the RFA, the Siting Board has set the following schedule:

RFA Issued     March 31, 2014
Applicant’s First Questions Due by 4:00 p.m. EDT         April 11, 2014
$1 Million Application Fee                        April 23, 2014
Siting Board Responses to First Questions         April 23, 2014
Mandatory Applicant Conference     April 30, 2014
Written Summary of Applicant Conference             May 2, 2014
Applicant’s Second Questions Due by 4:00 p.m. EDT         May 7, 2014
Siting Board Responses to Second Questions     May 14, 2014
Applications Due by 4:00 p.m. EDT     June 30, 2014
Oral Presentations of Applications         on or after July 21, 2014
Selection of Gaming Facility Operator         Early fall

Pursuant to the RFA, each Applicant is required to pay to the NYSGC an application fee of $1 million ("Application Fee") to help defray the costs associated with the processing of the application and investigation of the applicant; provided, however, that if the costs of processing, investigation and related costs exceed the initial application fee, the applicant shall pay the additional amount to the NYSGC within 30 days after notification of insufficient fees or the application shall be rejected and further provided that should the costs of such investigation not exceed the fee remitted, any unexpended portion shall be returned to the applicant. An individual, entity, consortium or other party evincing interest becomes an applicant upon payment of the Application Fee which must be paid on or before April 23, 2014. On April 18, 2014, the NYSGC confirmed that it received our Application Fee. On April 18, 2014, the NYSGC confirmed that it received our Application Fee. On April 23, 2014, the NYSGC announced that it had received Application Fees from 22 entities. Applicants in our region include Caesars Entertainment, a joint venture between the Cordish Companies and Penn National Gaming, Inc. and an affiliate of our largest stockholder.

Pursuant to the RFA, a Licensee must pay a minimum licensing fee within thirty (30) days after the award of a Gaming Facility License. However, nothing shall prohibit an Applicant from agreeing to pay an amount in excess of the fees listed below:

The minimum
For a Gaming Facility located in:	licensing fee is:
REGION 1
Region 1 in Dutchess or Orange Counties	$70 million
If no License is awarded for a Gaming Facility located in Dutchess or Orange Counties, then for the remaining portion of Region 1 (comprising Columbia, Delaware, Greene, Sullivan and Ulster Counties)	$50 million
If a License is awarded for a Gaming Facility located in Dutchess or Orange Counties, then for the remaining portion of Region 1 (comprising Columbia, Delaware, Greene, Sullivan and Ulster Counties)	$35 million
REGION 2	$50 million
REGION 5 Region 5 in Broome, Chemung, Schuyler, Tioga or Tompkins Counties	$35 million
Region 5 in Wayne or Seneca Counties	$50 million
If a License is awarded for a Gaming Facility located in Wayne or Seneca Counties, then for the remaining portion of Region 5 (comprising Broome, Chemung, Schuyler, Tioga and Tompkins Counties)	$20 million

An Applicant may agree to pay a licensing fee in excess of the fee set forth above for its proposed Gaming Facility.

Within ten (10) business days after the Mandatory Applicant Conference, the Siting Board will promulgate the Minimum Capital Investment required. The Siting Board will evaluate Gaming Facility applications based on specific criteria which will be weighted as follows: 70 percent of the decision will be based on economic activity and business development factors, 20 percent will be based on local impact and 10 percent will be based on workforce factors. Additionally, local support for the Gaming Facility application must be demonstrated as a threshold application requirement. The duration of the initial licenses will be ten (10) years and the NYSGC will set the duration of, and fee for, renewal licenses. The NYSGC will oversee regulation of Gaming Facilities.

The tax rate on slot machines will range from 37% to 45% depending on the region and the tax rate on table games will be 10%. The tax rate of existing VGM facilities within each region will remain at the existing NYSGC commission rates and will include an additional commission from NYL based on a rate related to the effective tax rate on all gross gaming revenue at the Gaming Facility or Gaming Facilities, if any, developed in the region. Existing payments to the racing industry for purses and breeding will be maintained. The minimum gambling age for Gaming Facilities will be 21, and no smoking will be authorized. Gaming Facilities will be required to develop comprehensive problem gambling programs, and part of the decision for siting a Gaming Facility will be determined by the quality of the applicant's problem gambling program. All Gaming Facilities will be required to have exclusion policies and self-exclusion programs. As a condition of licensure, licensees are required to commence gaming operations no less than twenty-four months following the award of a Gaming Facility License by the NYSGC.
If the Company were awarded a Gaming Facility license by the NYSGC, for the Hudson Valley-Catskill Area, the Gaming Act provides the tax rate on slot machines would be 39% and the tax rate on table games would be 10%. However, an applicant may agree to supplement the tax with a binding supplemental fee. The Gaming Act imposes a $500 annual fee on each slot machine and table game. In addition, the Gaming Act requires the maintenance of the horsemen and breeder payments at the 2013 dollar level to be adjusted annually pursuant to changes in the consumer price index. A racetrack location awarded a Gaming Facility license is required to maintain racing activity and race dates. If the Company is not awarded a Gaming Facility license, and the Company were to continue its VGM operations at Monticello Casino and Raceway, the Gaming Act provides that MRMI would receive its current NYSGC commission rate and would receive an additional commission from NYSGC based on a rate related to the effective tax rate on all gross gaming revenue at a Gaming Facility or Gaming Facilities, if any, developed in the Hudson Valley-Catskill Area.

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

In accordance with the terms of the MDA, MRMI shall be responsible for the development and construction of the Casino Project, in which MRMI has agreed to invest a minimum of $300 million. In connection with the Casino Project, the Company will apply for a Gaming Facility license pursuant to the Gaming Act. Once the development is completed, MRMI shall then be responsible for maintaining and operating the Casino Project in accordance with the operating standards contained in the Casino Lease.

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
Among other things, the Option Agreement reflects the parties' agreement of when MRMI must decide whether it will lease the EPT Property for purposes of constructing the Casino Project. Pursuant to the Option Agreement, on November 30, 2013, MRMI exercised its right to extend the date by which it must make such determination (the "Option Exercise Period End Date") for up to a twelve month period ending November 30, 2014 (the "First Extended Option Exercise Period"). In addition, the final date by which MRMI must decide whether or not to execute the Casino Lease (the "Final Option Exercise Outside Date") was extended to a date that is (i) 120 days from the earliest to occur of specified triggers relating to whether MRMI is chosen to receive a Gaming Facility license or (ii) 60 days from when affiliates of MRMI enter into an agreement to develop a non-tribal casino with someone other than MRMI (each a "Trigger Event"). In consideration of such extension, MRMI is obligated to make monthly option payments (each an “Option Payment”). If a Trigger Event occurs, EPT may, in its sole discretion, extend the Final Option Exercise Outside Date by a maximum of 90 days and, before the Final Option Exercise Outside Date, waive such Trigger Event in writing (in which case the Option Agreement would continue as if such Trigger Event had not occurred).
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

If a Trigger Event occurs, EPT shall have the immediate right to discuss or negotiate with any other entity with respect to developing a casino or seeking a Gaming Facility License regarding the EPT Property and, if MRMI has not exercised the Option by the applicable Final Option Exercise Outside Date, EPT shall have the immediate right to enter into an agreement with another entity to develop a casino or seek a Gaming Facility License with respect to the EPT Property.

During the term of the Option Agreement, MRMI agreed to make a good faith effort to pursue a Gaming Facility License. If MRMI fails to diligently pursue the Gaming Facility License, MRMI shall notify EPT and the Final Option Exercise Outside Date shall be 60 days following the receipt of such notice by EPT. In furtherance of the Project and the Casino Project, EPT and MRMI negotiated the terms of a Master Declaration which was executed by EPT on December 6, 2013, which addresses the covenants, conditions, easements and restrictions of the Concord Resorts Master Association, LLC for the Project. In addition, EPT entered into an agreement with Aquatic Development Group to be the water park developer and operator for the Project and, in connection with such commitment, MRMI reimbursed EPT for certain out-of-pocket costs and expenses incurred by Aquatic Development Group pursuant to, and subject to the limitations contained in, the Option Agreement.

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

Expenses of Development

Previously, we capitalized our development costs for the Casino Project because such development was to be a VGM facility. However, with the enactment of the Gaming Act in 2013 and the subsequent referendum approving a constitutional amendment in November 2013 to permit Gaming Facilities in New York, we will now apply, in a competitive environment, for a Gaming Facility License for the Casino Project. As it is not certain that we will obtain a Gaming Facility License necessary for the Casino Project, such expenditures cannot be capitalized; accordingly, during the fourth quarter of 2013, we expensed approximately $16.0 million of previously capitalized costs. All costs incurred for the Casino Project as a Gaming Facility pursuant to the Gaming Act will now be expensed until we are awarded a Gaming Facility License for the Casino Project.

In the first quarter 2014, the total Project and Casino Project development costs incurred were approximately $1.6 million. The $1.6 million consisted of $500,000 in architectural fees, $750,000 of non-refundable payments pertaining to the Option Agreement with EPR and $350,000 in legal, construction manager costs, consultants and other professional services.
Competition
Monticello Casino and Raceway
Our gaming operations are located in the Catskills region in the State of New York, which has historically been a resort area, although its popularity declined with the growth of destinations such as Atlantic City and Las Vegas. We are located approximately 90 miles northwest of New York City. There are approximately 17.5 million adults who live within 100 miles of the Catskills area. In Sullivan County, the median household income from 2008 to 2012 was approximately $48,050. Specifically, Monticello Casino and Raceway is directly adjacent to New York State Route 17 (the future Interstate 86), has highly visible signage and convenient access, and is less than 1,000 feet from the highway’s exit.
Racing Competition
Generally, Monticello Casino and Raceway does not compete directly with other harness racing tracks in New York State for live racing patrons. However, Monticello Casino and Raceway does face intense competition for off-track and other legalized wagering at numerous gaming sites within the State of New York and the surrounding region. The inability to compete with larger purses for the races at Monticello Casino and Raceway and the limitation on other forms of legalized wagering that Monticello Casino and Raceway may offer has been a significant limitation on our ability to compete for off-track and other legalized wagering revenues. Moreover, our inability to simulcast races to and from facilities outside of New York State, because we do not currently have a horsemen's agreement in place with MHHA, has and will continue to adversely impact our racing operations revenues in 2014.
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
Twenty-two entities have submitted the Application Fee to the NYSGC in response to the RFA, eleven of which are tribal and other entities that have reportedly expressed an interest in gaming in the Hudson Valley-Catskill region. However, to date, no governmental action has been taken by the State of New York to enable such tribes or entities to engage in legalized gaming activities. Except as set forth in the RFA, as described above, we are unable to determine when or if any tribal or other entities would obtain the ability to engage in legalized gaming activities in the Hudson Valley-Catskill region.

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
Throughout 2013 and through the date of this filing, we and numerous other entities have expressed an interest in seeking a Gaming Facility License in New York, and in the Hudson Valley-Catskill Area in particular. We are unable to determine which entities will be awarded Gaming Facility Licenses. However, we anticipate competition will be fierce for obtaining such license.

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

Pennsylvania is also considering allowing Internet gaming. On December 4, 2013, the Pennsylvania Senate passed a resolution directing the Legislative Budget and Finance Committee ("LBFC") to (i) study the current condition and future viability of gaming in Pennsylvania and (ii) analyze the potential impact of on-line gaming on the gaming industry, including the impact on-line gaming may have on the Pennsylvania's tax revenues and employment at the casinos. The LBFC was directed to issue a report of its findings and recommendations to the General Assembly no later than May 1, 2014.

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

On November 25, 2013, the casino industry was granted permission to conduct 24-hour Internet gaming operations. New Jersey's Internet gaming law authorizes the New Jersey Division of Gaming Enforcement ("DGE") to license, regulate, investigate and take any other action regarding all aspects of authorized games conducted through the Internet. All hardware, software, and other equipment that is involved with Internet gaming must be located in casino facilities in Atlantic City, NJ. Casino licensees must hold an Internet gaming permit in order to engage in Internet wagering activity. The Law provides that wagers may be accepted from individuals who are not physically present in New Jersey if the DGE determines that such wagering is not inconsistent with federal law or the law of the jurisdiction, including any foreign nation, in which any such person is located. The authorization to conduct Internet gaming expires ten (10) years following the operative date established by the DGE.

Other Gaming

Currently electronic gaming machines are operated in 39 states and there are 15 states with commercial casinos that also offer table games. Legislation permitting other forms of casino gaming is proposed, from time to time, in various states, including those bordering the State of New York. Our business could be adversely affected by such competition.
In December 2011, the United States Department of Justice (“Department”) confirmed the reversal of a long-standing precedent that applied a 1961 federal gambling law to Internet gambling. The Wire Act, 18 U.S.C § 1084, et. seq., prevents wagers from taking place over phone lines. Deputy Attorney General James Cole wrote in a letter to William J. Murray, then Deputy Director and General Counsel for New York Lottery, “The Department’s Office of Legal Counsel (‘OLC’) has analyzed the scope of the Wire Act, 18 U.S.C § 1084, and concluded that it is limited only to sports betting.” We are uncertain if the Department’s position would have any effect on our operations.

The results of operations for the three months ended March 31. 2014 and 2013 (unaudited) are summarized below:

	3/31/2014	3/31/2013	Variance	Percentage Variance
	(dollars in thousands)
Revenues:
Gaming	$13,462	$14,625	$(1,163)	(8)%
Food, beverage, racing and other	2,121	2,945	(824)	(28)%
Gross revenues	15,583	17,570	(1,987)	(11)%
Less: Promotional allowances	(976)	(739)	(237)	(32)%
Net revenues	14,607	16,831	(2,224)	(13)%
Costs and expenses:
Gaming	9,987	10,987	1,000	9%
Food, beverage, racing and other	2,297	2,706	409	15%
Selling, general and administrative	4,117	2,819	(1,298)	(46)%
Stock-based compensation	149	81	(68)	(84)%
Depreciation	340	343	3	1%
Total costs and expenses	16,890	16,936	46	—%
Loss from operations	(2,283)	(105)	(2,178)	2,074%
Amortization of deferred financing costs	(23)	(18)	(5)	(28)%
Interest expense	(3,043)	(331)	(2,712)	(819)%
Net loss	$(5,349)	$(454)	$(4,895)	1,078%
Gaming revenue
Gaming revenue decreased by $1.2 million or 8% for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The severe weather during the first quarter of 2014 significantly impacted gaming revenue. During the first quarter the property was closed three days and had several additional days impacted due to the severe weather. We estimate that the net gaming revenue impact to be approximately $725,000. VGM hold percentage was unchanged at 7.3% for the three months ended March 31, 2014 and for the three months ended 2013. The average daily win per unit decreased from $146.40 for the three months ended March 31, 2013 to $134.75 for the three months ended March 31, 2014. Handle decreased by approximately $11.0 million or 5.4% for the three months end March 31, 2014 as compared to March 31, 2013. We continue to concentrate our marketing efforts on more profitable guests and programs to increase loyalty.
Food, beverage, racing and other revenue
Food, beverage, racing and other revenue decreased by $824,000 or 28%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Racing revenue decreased by $854,000 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease in racing revenue is largely due to the inability to simulcast races to and from facilities outside of New York State because we do not currently have a horsemen's agreement. Food and beverage revenue decreased by $50,000 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease in food and beverage revenue was largely due to lower cash sales in the buffet and the food court. The lower cash sales in the buffet and food courts were slightly offset by higher complimentary revenue from marketing promotions. These decreases were offset by a increase in other revenue of $80,000 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase is principally due to additional ATM revenue resulting from a new contract.

Promotional allowances

Promotional allowances increased by $237,000 or 32%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013 primarily due to more non-subsidized free play in the amount of $885,000, which was offset by a credit of $604,000. The non-subsidized free play was reduced due to a credit from NYSGC, which resulted in an reduction of promotional allowances in the amount of $604,000, therefore the net non subsidized free play amount for the three months ended March 31, 2014 was $281,000. The additional non-subsidized free play increased both gross gaming revenue and promotional allowance. Also, food and beverage comps increased by $38,000. These increases were offset by a decrease in player club awards of $82,000.
Gaming costs
Gaming costs decreased by $1 million or 9%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to lower NYSGC and other commissions of $1.1 million, resulting from lower gaming revenue, including taxable free play, as compared to the same period in the prior year. The lower NYSGC and other commissions were offset by higher gaming wages and related benefits of $53,000 as compared to the same period in the prior year. This increase is largely due to higher medical, dental, vision and other benefit related costs. Other gaming expenses increased $121,000 due to higher utilities and software repairs and maintenance.
Food, beverage, racing and other costs
Food, beverage, racing and other costs decreased approximately $409,000 or 15% for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to lower purse expenses of $332,000 attributed to reduced racing revenue and the inability to simulcast races to and from facilities outside of New York State because we do not currently have a horsemen's agreement. Additionally, food and beverage costs of goods decreased by $62,000 due to lower food and beverage revenue. Food, beverage and racing other expenses decreased by $43,000. These decreases were offset by and increase in food, beverage and racing payroll and related benefits in the amount of $28,000.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $1,298,000 or 46%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Included in the selling, general and administrative expenses for the three months end March 31, 2014 are $1.6 million in development costs for the Casino Project. The $1.6 million consists of $500,000 in architectural fees, $750,000 of non-refundable payments pertaining to the Option Agreement with EPR and approximately $350,000 in legal, construction manager costs and consultants and other professional services. Payroll and related benefits costs increased approximately $71,000 largely due to higher medical, dental, vision and other benefit related costs. Marketing related expenses increased $182,000 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. These increases are offset by reduced legal fees of approximately $555,000.

Stock-based compensation expense

Stock-based compensation increased by $68,000 or 84%, related to compensation expense attributable to options granted to directors during the quarter ended March 31, 2014 and the vesting of restricted stock granted to management during the November 2013 that had a three year vesting period.
Interest expense
Interest expense increased $2.7 million, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. For the three months ended March 31, 2014, the Company recognized interest expense of approximately $3.0 million. The Series E Preferred Stock became contractually redeemable subject to the terms and conditions of the Settlement Agreement and has been classified as a liability on the accompanying balance sheet as of that date. Increases in the amount that such liability would be settled at the balance sheet date pursuant to the terms of the Settlement Agreement are recorded as interest expense accordingly, the Company recorded a non-cash charge of $2.6 million for the three months ended March 31, 2014.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2014, we had total current assets of approximately $12.8 million and current liabilities of approximately $27.3 million, including the $17.4 million Kien Huat Note (as discussed below). We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $2.3 million for the quarter ended March 31, 2014 which management believes is principally due to the impact of severe weather causing a reduction in revenues, $1.6 million of development expenses for the Casino Project (as defined above) and reduced racing revenue due to the suspension of all simulcasting other than intra-state simulcasting until an agreement with the MHHA is reached. However, the Company anticipates that its current cash and cash equivalents balances and cash generated from operations will be sufficient to meet its operating expenses for the next twelve months. Whether the Company's resources are adequate to meet the Company’s liquidity needs beyond that period will depend on its growth and operating results. We anticipate refinancing or extending the term of the Kien Huat Note (as defined below) prior to its maturity. However, there can be no assurance that the Company will be successful in refinancing the Kien Huat Note or amending its terms. If the Company is unable to refinance or amend the Kien Huat Note prior to its maturity, it could have a material adverse affect on the Company.

The Company will also require additional capital resources to pursue a destination gaming resort license ("Gaming Facility License") and to develop the Casino Project (as defined below) in the event we are granted a Gaming Facility License. On May 12, the New York State Gaming Facility Location Board ("Siting Board") announced the minimum capital investment in the Gaming Facility to be developed, which amounts are discussed below. Moreover, applicants must describe their financing plans by June 30, 2014, the date on which applications for Gaming Facility Licenses are due. To support these efforts, we may seek to enter into strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions. On January 3, 2014, we filed a shelf registration statement on Form S-3, which was declared effective on February 12, 2014, covering the offer and sale of up to $250 million of our securities. As of May 7, 2014, we had up to $236.6 million available for future issuances under the Form S-3. The sale of additional equity will result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.

On April 2, 2014, the Company commenced a rights offering of common stock to holders of its common stock and Series B Preferred Stock (the "April 2014 Rights Offering"). The Company distributed to its common stock holders and Series B Preferred Stock holders one non-transferable right to purchase one share of common stock at a subscription price of $6.25 per share for each fifteen shares of common stock owned, or into which their Series B Preferred Stock was convertible, on March 31, 2014, the record date for the April 2014 Rights Offering. In addition to being able to purchase their pro rata portion of the shares offered based on their ownership as of March 31, 2014, stockholders were able to oversubscribe for additional shares of common stock.

Upon completion of the April 2014 Rights Offering, the Company issued 2,138,881 shares of common stock and raised approximately $13.4 million. This includes 453,165 shares issued to holders upon exercise of their basic subscription rights, 1,512,629 shares issued to Kien Huat upon exercise of its basic subscription rights and 173,087 shares issued to holders upon exercise of their over-subscription rights in the April 2014 Rights Offering. The Company expects to utilize the estimated net proceeds of approximately $13.2 million for certain expenses relating to the the Project and Casino Project (as defined below) and maintaining our on-going operations and facilities in support of our pursuit of a Gaming Facility License.

Net cash used in operating activities was approximately $2.3 million and $3.1 million provided during the three months ended March 31, 2014 and 2013, respectively, which was primarily due to the increase in the net loss for the period.
Net cash used in investing activities was approximately $101,000 and $667,000 for the three months ended March 31, 2014 and 2013, respectively. The decrease of approximately $566,000 is largely a result of project development costs previously being capitalized that are now currently expensed.In addition, less was spent on the purchase of property and equipment.
Net cash provided in financing activities was approximately $995,000 and $0 for the three months ended March 31, 2014 . During the three months ended march 31, 2014 we received approximately $995,000 pertaining to the proceeds from exercising of stock options.
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
We carried out an evaluation as of March 31, 2014 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings.
Changes in Our Financial Reporting Internal Controls.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Concord Associates, L.P. v. Entertainment Properties Trust
On September 18, 2013, the United States District Court for the Southern District of New York (“SDNY”) granted Motions to Dismiss filed by us and all other defendants. This lawsuit was filed in March 2012, by Concord and various affiliates in the United States District Court for the Southern District of New York ("SDNY") and asserted in an amended complaint various federal antitrust claims against us, EPR, EPT, Genting NY LLC and Kien Huat. The lawsuit arises out of our exclusivity agreement and option agreement with EPT to develop the site of the EPT Property located in Sullivan County, New York. Concord brought federal antitrust claims alleging conspiracy in restraint of trade, conspiracy to monopolize and monopolization. Concord also brought state law claims for tortious interference with contract and business relations. Concord sought damages in an amount to be determined at trial but not less than $500 million subject to automatic trebling under federal antitrust laws, unspecified punitive damages and permanent injunctive relief. In its decision, the SDNY dismissed Concord’s federal antitrust claims with prejudice and dismissed Concord's state law claims without prejudice. On October 2, 2013, Concord filed a Motion for Reconsideration and on October 18, 2013, Concord filed a Notice of Appeal. On October 22, 2013, the United States Court of Appeals for the Second Circuit issued a Notice of Stay of Appeal pending the outcome of the Motion for Reconsideration. We believe this lawsuit is without merit and we will aggressively defend our interests.

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

Empire Resorts, Inc.

Dated: May 19, 2014	/s/ Joseph A. D’Amato
Joseph A. D’Amato
Chief Executive Officer
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.
Dated: May 19, 2014	/s/ Laurette J. Pitts
Laurette J. Pitts
Senior Vice President, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL).