Form 10-Q
period 2014-06-30
EMPIRE RESORTS INC
filed 2014-08-14
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, as of August 8, 2014 was 39,372,462.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,865	$7,526
Restricted cash	1,695	1,070
Accounts receivable, net	413	1,178
Prepaid expenses and other current assets	3,455	3,023
Total current assets	20,428	12,797
Property and equipment, net	25,633	26,155
Other assets	50	95
Total assets	$46,111	$39,047
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,699	$2,555
Accrued expenses and other current liabilities	7,500	6,041
Short-term loan, related party	17,426	—
Total current liabilities:	27,625	8,596
Long-term loan, related party	—	17,426
Series E preferred stock payable - $10 per share redemption value, 1,551 Shares as of June 30, 2014 and December 31, 2013, (aggregate liquidation value of $29,859 as of June 30, 2014)	28,000	22,800
Total liabilities	55,625	48,822
Stockholders’ (deficit) / equity:
Preferred stock, 5,000 shares authorized; $0.01 par value -
Series A, $1,000 per share liquidation value, none issued and outstanding	—	—
Series B, $29 per share liquidation value, 44 shares issued and outstanding	—	—
Series E, $10 per share redemption value, 27 shares issued and outstanding June 30, 2014 and December 31, 2013, respectively (aggregate liquidation value of $513 and $503 as of June 30, 2014 and December 31, 2013, respectively)	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 39,372 and 36,495 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	394	365
Additional paid-in capital	175,124	159,027
Accumulated deficit	(185,032)	(169,167)
Total stockholders’ deficit	(9,514)	(9,775)
Total liabilities and stockholders’ equity	$46,111	$39,047
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Gaming	$15,741	$16,971	$29,203	$31,596
Food, beverage, racing & other	1,956	3,336	4,077	6,280
Gross revenues	17,697	20,307	33,280	37,876
Less: Promotional allowances	(1,478)	(1,386)	(2,454)	(2,124)
Net revenues	16,219	18,921	30,826	35,752
Costs and expenses:
Gaming	11,726	12,243	21,710	23,231
Food, beverage, racing and other	2,185	2,795	4,482	5,501
Selling, general and administrative	2,911	4,235	5,461	7,054
Development expenses	6,270	—	7,841	—
Stock-based compensation	136	70	284	150
Depreciation	335	330	676	673
Total costs and expenses	23,563	19,673	40,454	36,609
Loss from operations	(7,344)	(752)	(9,628)	(857)
Amortization of deferred financing costs	(22)	(18)	(45)	(36)
Interest expense	(2,933)	(329)	(5,975)	(659)
Net loss	(10,299)	(1,099)	(15,648)	(1,552)
Undeclared dividends on preferred stock	(47)	(5,027)	(94)	(5,415)
Net loss applicable to common shares	$(10,346)	$(6,126)	$(15,742)	$(6,967)
Weighted average common shares outstanding, basic	38,376	32,873	37,534	31,500
Weighted average common shares outstanding, diluted	38,376	32,873	37,534	31,500
Loss per common share, basic	$(0.27)	$(0.19)	$(0.42)	$(0.22)
Loss per common share, diluted	$(0.27)	$(0.19)	$(0.42)	$(0.22)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(15,648)	$(1,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	676	673
Recovery of doubtful accounts	—	(1)
Non-cash interest expense	5,200	—
Loss/(Gain) on disposal of property and equipment	65	(13)
Stock-based compensation	284	150
Changes in operating assets and liabilities:
Restricted cash –NY Lottery and Purse Accounts	(615)	(506)
Accounts receivable	765	(593)
Prepaid expenses and other current assets	(432)	(1,004)
Other assets	45	109
Accounts payable	143	381
Accrued expenses and other current liabilities	1,459	(1,530)
Net cash used in operating activities	(8,058)	(3,886)
Cash flows from investing activities:
Purchases of property and equipment	(218)	(323)
Restricted cash - Racing capital improvement	(11)	51
Project development costs	—	(3,213)
Net cash used in investing activities	(229)	(3,485)
Cash flows from financing activities:
Proceeds from rights offering, net of expenses	13,237	11,178
Series E preferred shares redemption	—	(1,528)
Proceeds from exercise of stock options	2,389	—
Net cash provided in financing activities	15,626	9,650
Net increase in cash and cash equivalents	7,339	2,279
Cash and cash equivalents, beginning of period	7,526	9,063
Cash and cash equivalents, end of period	$14,865	$11,342
Supplemental disclosures of cash flow information:
Interest paid	$768	$661
Non-cash investing and financing activities:
Common stock issued in settlement of preferred stock dividends	$218	$205
Project development costs included in accrued expenses	$—	$936
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note A. Summary of Business and Basis for Presentation

Basis for Presentation

The condensed consolidated financial statements and notes as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and June 30, 2013 are unaudited and include the accounts of Empire Resorts, Inc. (“Empire”) and subsidiaries (the “Company”).

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

Liquidity

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2014, we had total current assets of approximately $20.4 million and current liabilities of approximately $27.6 million, including the $17.4 million convertible promissory note ("Kien Huat Note") issued to Kien Huat Realty III Limited ("Kien Huat"), our largest stockholder. We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $9.6 million for the six months ended June 30, 2014. Management believes the results of the six months ended June 30, 2014 are due to the (i) severe weather that caused a reduction in revenues in the first quarter, (ii) economic and competitive landscape in the region, (iii) a focused marketing effort on mid and high level segments and reduced marketing efforts to the low end segment which resulted in lower gaming revenues, lower free play and lower marketing costs (iv) $7.8 million of development expenses for the Casino Project (as defined below); and (v) reduced racing revenues due to the suspension of all simulcasting other than intra-state simulcasting because a horsemen's agreement was not in place with the Monticello Harness Horsemen’s Association ("MHHA"). However, the Company anticipates that its current cash and cash equivalents balances and cash generated from operations will be sufficient to meet its operating expenses for the next twelve months. Whether the Company's resources are adequate to meet the Company’s liquidity needs beyond that period will depend on its growth and operating results. In the event the Company is granted a Gaming Facility License (as defined below), and so long as the Company's shelf registration statement on Form S-3 (the "S-3") remains effective and the Company is not deemed an "ineligible issuer" pursuant to the Securities Act of 1933, as amended (collectively the "Conversion Conditions"), the Kien Huat Note will be converted into shares of the Company's common stock upon the earlier of (i) the consummation of a rights offering pursuant to the terms of that certain Commitment Letter (as defined and discussion below) and (ii) its maturity date of March 15, 2015. In the event we are not granted a Gaming Facility License, the S-3 is no longer effective or the Company is deemed an "ineligible issuer", we anticipate refinancing or extending the term of the Kien Huat Note prior to its maturity. However, there can be no assurance that the Company will be successful in refinancing the Kien Huat Note or amending its terms. If the Company is unable to refinance or amend the Kien Huat Note prior to its maturity, it could have a material adverse affect on the Company.

As more fully described below, on June 30, 2014, the Company, through a wholly-owned subsidiary, Montreign Operating Company, LLC ("Montreign"), submitted an application to the New York State Gaming Facility Location Board ("Siting Board") for a license (a "Gaming Facility License") to operate a resort casino (the "Casino Project") to be located at the site of Adelaar, a four-season destination resort planned for the Town of Thompson in Sullivan County 90 miles from New York City (the "Project"). In the Gaming Facility License application, the Company submitted a "preferred" proposal for the Casino Project and also addressed two alternatives to its preferred proposal, which alternatives are based on the location of other gaming facilities in the Hudson Valley-Catskills area (our "Area"). If the Siting Board decides to recommend that the Company be awarded a Gaming Facility License by the New York State Gaming Commission ("NYSGC"), the size of the Casino Project, including the amount of capital necessary to complete the Casino Project, will vary based upon the number and location of competitive licenses issued by the NYSGC in our Area. If the Company were to build one of the alternatives to the preferred proposal, each of the alternative building programs for the Casino Project would be scaled back to properly take into account the location of and the economic realities of increased competition from another gaming facility. The financing requirements for such a scaled back Casino Project is expected to be lower in each alternative, as well.

We anticipate financing the associated costs and expenses of the license award and the development of the Casino Project with a combination of debt and equity financing. For the debt portion of the Company’s financing, Credit Suisse AG has committed to provide a senior secured credit facility of up to a maximum amount of $478 million (the “CS Credit Facility”). Depending on a variety of factors outside the control of the Company, such as the number of licenses in our Area, the amount of financing needed for the Casino Project may be less than the maximum amount of the commitment. The CS Credit Facility is subject to various conditions precedent, including the Company’s receipt of a Gaming Facility License and evidence of an equity investment in the Company of up to $150 million.

We may launch a rights offering to our existing equity holders in an amount necessary to meet the equity investment requirements of the CS Credit Facility and to redeem certain outstanding Series E preferred stock of the Company in accordance with an existing settlement agreement. On June 26, 2014, the Company and Kien Huat, entered into a letter agreement (the "Commitment Letter") pursuant to which Kien Huat committed to exercise its proportionate share of subscription rights if the Company commenced a rights offering on the terms described in the Commitment Letter to meet the requirements of the CS Credit Facility. In addition, in lieu of exercising any over-subscription rights in such a rights offering, Kien Huat agreed it would enter into a standby purchase agreement to exercise all subscription rights not otherwise exercised by other holders in the rights offering upon the same terms as the other holders. For such commitment, the Company agreed to pay Kien Huat a fee of 1.0% of the maximum amount that may be raised, of which 0.5% was paid upon execution of the Commitment Letter and the remaining 0.5% is due if a rights offering is launched.

The Company obtained the commitment with respect to the CS Credit Facility and entered into the Commitment Letter to meet a requirement of the application for a Gaming Facility License, which requires the Company demonstrate its ability to finance the costs and expenses of the Casino Project. However, the Company has reserved the flexibility to reassess our financing alternatives if we are granted a Gaming Facility License and either proceed with the financing options described herein or pursue alternative means of financing the Casino Project on terms and conditions more beneficial to the Company.

We may also seek to enter into other strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions in support of the Casino Project and our ongoing operations. On January 3, 2014, we filed the S-3, which was declared effective on February 12, 2014, covering the offer and sale of up to $250 million of our securities. As of August 12, 2014, we had up to $236.6 million available for future issuances under the S-3. The sale of additional equity will result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.

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

Upon completion of the April 2014 Rights Offering on May 6, 2014, the Company issued 2,138,881 shares of common stock and raised approximately $13.4 million. This includes 453,165 shares issued to holders upon exercise of their basic subscription rights, 1,512,629 shares issued to Kien Huat upon exercise of its basic subscription rights and 173,087 shares issued to holders upon exercise of their over-subscription rights in the April 2014 Rights Offering. The Company has and expects to utilize the net proceeds of approximately $13.2 million for certain expenses relating to (i) the Project and Casino Project; (ii) maintaining our on-going operations and facilities; and (iii) support of our pursuit of a Gaming Facility License.

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

In December 2012, MRMI entered into a master development agreement (the "MDA") with EPT Concord II, LLC ("EPT") to develop 1,500 acres located in Sullivan County, New York (the "EPT Property"), which is owned by EPT and EPR Concord II, LP, each a wholly-owned subsidiary of EPR Properties Trust ("EPR"). The parties envision developing a four-season destination resort to be named Adelaar. The Casino Project, to be called “Montreign Resort Casino,” is a part of the initial phase of Adelaar, which will also include an Indoor Waterpark Lodge and adventure park, Rees Jones redesigned “Monster” Golf Course and an Entertainment Village, which will include retail, restaurant, shopping and entertainment. Together with the Casino Project, this initial phase of the Project is referred to as the “Gaming Facility.” Over the past three years, the Company has expended substantial energy on designing the Casino Project and, in conjunction with EPR, working with local and state agencies and officials to obtain the necessary permits and approvals to begin construction. On June 30, 2014, the Company, through Montreign, applied for a Gaming Facility License, which is described in more detail below, with respect to the Casino Project. The size of the Casino Project, including the amount of capital necessary to complete the Montreign Resort Casino, will vary based upon the number and location of competitive licenses issued by the NYSGC in our Area. In addition, the development of the Project and the Casino Project is contingent upon various conditions, including obtaining all necessary governmental approvals, as described in the MDA, and the Company's ability to obtain necessary financing.
Recent Events

On June 30, 2014, the Company, through Montreign, filed its Gaming Facility License application with the Siting Board. In total, seventeen applications for a Gaming Facility License were submitted in response to the RFA, one of which was disqualified by the Siting Board on August 7, 2014. Nine of the applications relate to proposed projects in our Area. The NYSGC’s website indicates that casino siting and operators are expected to be formally announced in "Early fall" 2014. Accordingly, there can be no assurance that the NYSGC will ultimately award us a Gaming Facility License on terms acceptable to us or at all, or that they will not postpone such determination.

The preferred proposal to build a Gaming Facility by Montreign contemplates the following elements:

• Montreign Resort Casino (defined above as Casino Project): An 18-story casino, hotel and entertainment complex featuring an 80,000 sq.ft. casino (with 61 table games and 2,150 state-of-the-art slot machines), 391 luxury rooms designed to meet the 4-star and 4-diamond standards of Forbes® and AAA®, multiple dining and entertainment options, and meeting and conference space.

• Indoor Waterpark Lodge: A 350 room, family-style, non-gaming resort featuring a wide range of amenities including the excitement of an 80,000 sq.ft. indoor water park, dining facilities and other recreational opportunities. The Indoor Waterpark Lodge will be the first resort hotel with an indoor waterpark in the Catskills region.

• Entertainment    Village: A pedestrian-friendly, 200,000 sq.ft. Entertainment Village featuring multiple dining opportunities and specialty retail shops.

• Monster Golf Course: This famous course will be redesigned and improved by Rees Jones, “The Open Doctor”. It will be playable by golfers of every skill level and yet another amenity to complement Montreign Resort Casino, which will lease and manage the course.

In its Gaming Facility License application, Montreign also addressed two alternatives to the preferred proposal based on the location of other gaming facilities, if any, in our Area. If the Company were to build one of the alternatives to the preferred proposal, each of the alternative building programs for the Casino Project would be scaled back to properly take into account the location of and the economic realities of increased competition from another gaming facility.

MRMI and MHHA had an agreement (the "MHHA Agreement") that governed the conduct of MRMI and MHHA relating to horseracing purse payments, the simulcasting of horse races and certain other payments. The MHHA Agreement expired pursuant to its terms on January 31, 2014. Absent an agreement, MRMI continued to run live harness races and paid MHHA members based on the requirements of statutory provisions. Because of the federal Interstate Horseracing Act, without a written agreement with the MHHA, which includes permission to simulcast into and out of New York, effective as of February 1, 2014 through July 20, 2014, MRMI suspended all simulcasting other than intra-state simulcasting. On July 21, 2014, MRMI and MHHA entered into an interim agreement (the "Interim Agreement"). The Interim Agreement has an initial term that expires on

August 19, 2014, which term will automatically extend for two additional thirty (30) day periods unless either party objects in writing prior to the expiration of the term then in effect. Pursuant to the Interim Agreement, MRMI commenced interstate simulcasting immediately on July 21, 2014. In addition, during each thirty (30) day term, MRMI agreed to make administrative distributions to MHHA from a purse account. MRMI will also provide MHHA office space and equipment free of charge during the term of the Interim Agreement.

During the term of the Interim Agreement, the parties will use best efforts to negotiate and execute a new agreement. If the Interim Agreement expires with no new agreement between the parties, MRMI will continue to run live harness races and pay MHHA members based on the requirements of statutory provisions. However, because of the federal Interstate Horseracing Act, without a written agreement with the MHHA, which includes permission to simulcast into and out of New York, effective as of the earlier of (i) October 18, 2014, or (ii) the expiration of any of the thirty (30) day periods addressed above, if MRMI or MHHA objects to the extension of the Interim Agreement, MRMI will suspend all simulcasting other than intra-state simulcasting.

On July 18, 2014, holders of a majority of the voting power of the Company's voting securities acted by written consent to approve the issuance of common stock to Kien Huat (i) upon the terms and conditions of the Commitment Letter and the agreements contemplated by the Commitment Letter if the Company decides to launch such a rights offering in support of the Casino Project and (ii) upon conversion of the Kien Huat Note. Pursuant to the Delaware General Corporation Law and the Securities Exchange Act of 1934, as amended, such actions will be effective on September 11, 2014, which is at least 40 days after the mailing of notice of such action to the remaining holders of the Company's voting securities. In the event all the Conversion Conditions are met, the Kien Huat Note will be converted into shares of the Company's common stock upon the earlier of (i) the closing of a rights offering pursuant to the terms of the Commitment Letter and (ii) the maturity date of March 15, 2015.

On July 22, 2014, Governor Andrew Cuomo signed legislation to amend the New York tax law, in relation to the authorized hours of conducting video lottery gaming and the amount of free play authorized. The law now permits VGM facilities to remain open until 6:00 am. After review, we have determined that it is unlikely that we will change our hours of operation to remain open until 6:00 am each day. The law also increases the non-subsidized free play allowance from 10% to 15%. This increase will permit us to be more competitive with casinos in Pennsylvania which have access to unlimited non-subsidized free play.

Regulation

Our operations are overseen by the NYSGC. The legislation that created the NYSGC provides that the Board of the NYSGC shall consist of seven members. As of August 12, 2014, six members have been appointed to the Board of the NYSGC. The NYSGC has the authority and responsibility to promulgate rules and regulations that affect the operations of our business. Prior to the creation of the NYSGC, our harness horseracing and simulcasting activities were overseen by the New York State Racing and Wagering Board ("RWB") and our VGM activities were overseen by the New York Lottery ("NYL"). Now, our VGM, harness horseracing and simulcast activities in the State of New York are overseen by the NYSGC, Division of Lottery and Division of Horse Racing, respectively.

In a letter dated July 8, 2014, the NYSGC assigned to MRMI the race dates requested for the month of August 2014. The NYSGC has not yet approved MRMI's racetrack and simulcast license renewal applications for calendar year 2014. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.

On July 30, 2013, the Upstate New York Gaming and Economic Development Act ("Gaming Act") was enacted. The Gaming Act, among other things, provides the statutory framework for the regulation of full-scale casino gaming, which was approved by New York State voters in November 2013 when they voted to approve a constitutional amendment to permit full-scale casino gaming. The Gaming Act amends the racing, pari-mutuel wagering and breeding law, the penal law, the tax law and the state finance law in relation to full-scale gaming. The Gaming Act authorizes the NYSGC to award up to four (4) upstate Gaming Facility Licenses. Gaming facilities are authorized in three regions of the state: the Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties, which is referred to as the "Hudson Valley-Catskills Area" and in which we are located; the Albany, Fulton, Montgomery, Rensselaer, Saratoga, Schenectady, Schoharie and Washington counties ; and the Broome, Chemung (east of State Route 14), Schuyler (east of State Route 14), Seneca, Tioga, Tompkins, and Wayne (east of State Route 14) counties . Up to two (2) gaming facilities can be located in any of the three regions. No gaming facilities can be authorized in Putnam county, Westchester county, Rockland county, New York City or Long Island.

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

On March 12, 2014, the NYSGC appointed the first three individuals to serve on the Siting Board and on July 7, 2014, it appointed two additional individuals. Pursuant to the Gaming Act, the NYSGC is responsible for appointing a total of five members to the Siting Board.

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

On March 31, 2014, the NYSGC held a public meeting at which it approved the draft Request for Applications ("RFA") and the forms for Gaming Facility License Application, Multi-Jurisdictional Personal History Disclosure Form and New York Supplemental. Also on March 31, 2014, the Siting Board held a public meeting at which it approved the RFA and the forms for Gaming Facility License Application, Multi-Jurisdictional Personal History Disclosure Form and New York Supplement.

Pursuant to the RFA, each Applicant was required to pay to the NYSGC an application fee of $1 million (the "Application Fee") by April 23, 2014 to help defray the costs associated with the processing of the application and investigation of the applicant. However, if the costs of processing, investigation and related costs exceed the Application Fee paid, the applicant shall be required to pay the additional amount to the NYSGC within 30 days after notification of insufficient fees. If the investigation costs related to an applicant are below the amount of the Application Fee paid, any unexpended portion shall be returned to the applicant. On April 18, 2014, the NYSGC confirmed that it received our Application Fee. On June 30, 2014, Montreign submitted an application for a Gaming Facility License in response to the RFA. There are eight Applicants that filed nine applications in our Area. The applicants in our Area include, among others, Caesars Entertainment, a joint venture between the Cordish Companies and Penn National Gaming, Inc. and RW Orange County LLC, an affiliate of Genting Malaysia Berhad, for which K.T. Lim, a director and beneficiary of Kien Huat, serves as chairman and chief executive officer.

Applicant oral presentations of applications are scheduled for September 8-9, 2014, public hearings in each of the three regions are scheduled to take place between September 22-24, 2014 and, pursuant to the NYSGC's website, the Siting Board's selection of the applicants is expected in "Early fall" 2014.

Pursuant to the RFA, a holder of a Gaming Facility License must pay a minimum licensing fee, within thirty (30) days after the award of a Gaming Facility License. However, nothing shall prohibit an Applicant from agreeing to pay an amount in excess of the fees established by the NYSGC. If awarded a Gaming Facility License, the Company's minimum licensing fee for a Gaming Facility in our Area would be $50 million if no Gaming Facility License were awarded for a Gaming Facility located in Dutchess or Orange Counties and $35 million if a Gaming Facility License were awarded for a Gaming Facility located in Dutchess or Orange Counties. We anticipate that such license fee would be funded by the debt and/or equity financings the Company expects to undertake in support of the Casino Project.

If the Company were to be awarded a Gaming Facility License by the NYSGC, the Gaming Act provides the tax rate on slot machines would be 39% and the tax rate on table games would be 10%. However, an applicant may agree to supplement the tax with a binding supplemental fee. The Gaming Act imposes a $500 annual fee on each slot machine and table game. In addition, the Gaming Act requires the maintenance of the horsemen and breeder payments at the 2013 dollar level to be adjusted annually pursuant to changes in the consumer price index. A racetrack location awarded a Gaming Facility License shall maintain racing activity and race dates. If the Company is not awarded a Gaming Facility License, the Gaming Act provides that MRMI would receive its current NYSGC commission rate and would receive an additional commission from NYSGC based on a rate related to the effective tax rate on all gross gaming revenue at any gaming facility developed in our Area.

Development

Master Development Agreement

EPT and EPR Concord II, LP, each a wholly owned subsidiary of EPR, are the sole owners of 1,500 acres located in the Town of Thompson in Sullivan County, which we refer to as the EPT Property. On December 14, 2012 (the "Effective Date"), EPT and MRMI entered into the MDA to develop the EPT Property. The MDA defines and governs the overall relationship between EPT and MRMI with respect to the development, construction, operation, management and disposition of the Project to be developed by the parties on the EPT Property. The term of the MDA commenced on the Effective Date and shall expire on the earlier of (i) the earliest date on which the Casino Project, the Golf Course Project and the Initial Resort Project (as such terms are defined in the MDA) are all open to the general public for business and (ii) the sooner termination pursuant to the terms of the MDA. The parties also agreed to continue to cooperate in good faith with the on-going development plans and have agreed to share certain mutually agreed upon expenses including expenses relating to common infrastructure work. Either party has the right to terminate the MDA prior to the execution of a lease between EPT and MRMI with respect to the EPT Property prior to the commencement of construction on the Casino Project (the "Casino Lease"). Following the payment of any additional amounts accrued pursuant to the MDA as of the date of termination, neither party shall have any obligations under the MDA.

In accordance with the terms of the MDA, MRMI shall be responsible for the development and construction of the Casino Project, in which MRMI has agreed to invest a minimum of $300 million. In connection with the Casino Project, the Company, through Montreign, applied for a Gaming Facility License pursuant to the Gaming Act. Our application for a Gaming Facility License relates to the development of the Casino Project, and the Gaming Facility generally, which is the initial phase of the Project. Once the development of the Casino Project is completed, MRMI shall then be responsible for maintaining and operating the Casino Project in accordance with the operating standards contained in the Casino Lease.

MRMI and EPT agreed to cooperate with each other and appropriate governmental authorities and to provide such information as may be reasonably requested by such governmental authorities in order to obtain and maintain all gaming licenses required to operate the Casino Project. In accordance with the terms of the Option Agreement, which is discussed below, MRMI provided EPT a certificate of the MRMI Board of Directors which, in substance, waives MRMI’s right to terminate the MDA pursuant to specified provisions therein and, unless the Option terminates due to the occurrence of a Trigger Event, which is defined below, so long as EPT has provided its notice to proceed, the Master Declaration has been executed and EPT is not in breach of the Option Agreement or any other agreements between the parties, MRMI is prohibited from building or operating a gaming facility in our Area anywhere other than at the EPT Property or building or operating a VGM facility anywhere other than at MRMI’s existing site or at the EPT Property for a period of five years following the termination of the Option Agreement. The development of the Project, including the Casino Project, is contingent upon various conditions, including obtaining necessary governmental approval, as fully set forth in the MDA and the Company's ability to obtain necessary financing.

Option Agreement

On December 21, 2011 (the “Option Effective Date”), MRMI entered into an option agreement with EPT, which was last amended by a letter agreement dated June 20, 2014, between EPT and MRMI (as amended, the “Option Agreement”). Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease certain portions of the EPT Property pursuant to the terms of the form of Casino Lease negotiated between the parties. Our rights and obligations pursuant to the Option Agreement are subject to certain existing EPT agreements.

Among other things, the Option Agreement reflects the parties' agreement of when MRMI must decide whether it will lease the EPT Property for purposes of constructing the Casino Project. Pursuant to the Option Agreement, on November 30, 2013, MRMI exercised its right to extend the date by which it must make such determination (the "Option Exercise Period End Date") for up to a twelve month period ending November 30, 2014 (the "First Extended Option Exercise Period"). In addition, the final date by which MRMI must decide whether or not to execute the Casino Lease (the "Final Option Exercise Outside Date") was extended to a date that is (i) 120 days from the earliest to occur of specified triggers relating to whether MRMI is chosen to receive a Gaming Facility License or (ii) 60 days from when affiliates of MRMI enter into an agreement to develop a gaming facility with someone other than MRMI (each a "Trigger Event"). In consideration of such extension, MRMI is obligated to make monthly option payments (each an “Option Payment”). If a Trigger Event occurs, EPT may, at its sole discretion, extend the Final Option Exercise Outside Date by a maximum of 90 days and, before the Final Option Exercise Outside Date, waive such Trigger Event in writing (in which case the Option Agreement would continue as if such Trigger Event had not occurred).

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

EPT has also granted MRMI the option to purchase the EPT Property, together with the other property owned by EPT at the site of the former Concord Resort, which option is exercisable upon the occurrence of a Trigger Event or any time between May 1, 2015 and June 30, 2015, at book value as of August 30, 2013 plus capitalized expenses incurred by EPT after such date through the purchase date and related to the development of the EPT Property.

Pursuant to the June 20, 2014 amendment to the Option Agreement, MRMI and EPT agreed to amend the terms of the Casino Lease to expire on the earlier of: (i) the last day of the calendar month that is seventy (70) years after the commencement of the Casino Lease, and (ii) upon MRMI giving EPT written notice of its election to terminate the Casino Lease (the “Termination Option”) at least twelve (12) months prior to any one of five Option Dates (as defined below). The Option Dates under the letter agreement mean each of the twentieth (20th), thirtieth (30th), fortieth (40th), fiftieth (50th) and sixtieth (60th) anniversary of the commencement of the ground lease. Upon MRMI’s timely notice of exercise of its Termination Option, the Casino Lease shall be automatically terminated effective as of the applicable Option Date. Additionally, within sixty (60) days after a Gaming Facility License has been awarded to Montreign, MRMI will assign, and Montreign will assume, the Option and Casino Lease to own or acquire the land through a tenancy for a term of seventy (70) years. The remaining terms and conditions of the Option Agreement remain unchanged.

Regulatory Permits and Approvals

In January, 2013, the Town Board (the "Town Board") of the Town of Thompson, in which the EPT Property is located, unanimously approved certain zoning amendments necessary for the development of the Project and the Comprehensive Development Plan for the entire project site. Moreover, in July 2013, the Planning Board of the Town of Thompson granted final site plan approval for the Casino Project. On April 17, 2014, an application for a Minor Amendment to the Site Development Plan Approval for the Casino Project was made to the Planning Board. The Minor Site Plan Amendment included a minor design change, and an increase in the number of hotel rooms and additional parking for the Casino Project. By Resolution dated June 3, 2014, the Town Board determined that no further environmental review under SEQRA was required in connection with the proposed Minor Site Plan Amendment and issued a Negative Declaration of Environmental Significance. The Planning Board approved the Minor Site Plan Amendment by Resolution dated June 11, 2014. MRMI will need to submit detailed construction plans to the Town of Thompson and received other regulatory approvals, including approvals from the

U.S. Army Corps of Engineers and the New York State departments of Environmental Conservation, Transportation and Health prior to the commencement of construction on the Casino Project.

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

Expenses of Development

Previously, we capitalized our development costs for the Casino Project because such development was to be a VGM facility. However, with the enactment of the Gaming Act in 2013 and the subsequent referendum approving a constitutional amendment in November 2013 to permit Gaming Facilities in New York, we applied, in a competitive environment, for a Gaming Facility License for the Gaming Facility which includes the Casino Project. As it is not certain that we will obtain a Gaming Facility License necessary for the Casino Project, such expenditures cannot be capitalized. Accordingly, during the fourth quarter of 2013, we expensed approximately $16.0 million of previously capitalized costs. All costs incurred for the Casino Project as part of the Gaming Facility pursuant to the Gaming Act will now be expensed until we are awarded a Gaming Facility License.

In 2014, the total Project and Casino Project development costs incurred were approximately $7.8 million. The $7.8 million consisted of $1.6 million in architectural fees, $1.5 million of non-refundable payments pertaining to the Option Agreement with EPR, $1.0 million payment for an application fee, $900,000 payment to Kien Huat for a commitment fee pursuant to the Commitment Letter and $2.8 million in legal, construction manager costs, consultants and other professional services.

Note B. Summary of Significant Accounting Policies

Revenue recognition and Promotional allowances

Gaming revenue is the net difference between gaming wagers and payouts for prizes from VGMs, non-subsidized free play and accruals related to the anticipated payout of progressive jackpots. Progressive jackpots contain base jackpots that increase at a progressive rate based on the credits played and are charged to revenue as the amount of the jackpots increase. The Company recognizes gaming revenues before deductions of such related expenses as NYSGC's share of VGM revenue and the MHHA and Agriculture and New York State Horse Breeding Development Fund’s (the "BDF") contractually required percentages. The MHHA Agreement expired on January 31, 2014 and effective as of February 1, 2014 through July 20, 2014, such deductions for MHHA and the BDF were the statutorily required percentages.

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

The retail value amounts included in promotional allowances for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Food and beverage	$409	$459	$828	$833
Non-subsidized free play	978	743	1,489	973
Players club awards	91	184	137	318
Total retail value of promotional allowances	$1,478	$1,386	$2,454	$2,124

The estimated cost of providing complimentary food, beverages and other items for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Food and beverage	$524	$530	$1,086	$1,009
Non-subsidized free play	577	438	879	574
Players club awards	91	184	137	318
Total cost of promotional allowances	$1,192	$1,152	$2,102	$1,901

Accounts receivable

Accounts receivable, net of allowances, are stated as the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2014 and December 31, 2013, the Company recorded an allowance for doubtful accounts of approximately $166,000 and $166,000 respectively.

Earnings (loss) per common share

The Company computes basic earnings (loss) per share by dividing net income (loss) applicable to common shares by the weighted-average common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for all periods presented in the accompanying statement of operations were the same.

The following table shows the approximate number of common stock equivalents outstanding at June 30, 2014 and 2013 that could potentially dilute basic earnings per share in the future.

	Outstanding as of June 30,
	2014	2013
Options	1,013,000	2,202,000
Warrants	1,083,000	1,083,000
Option matching rights	497,000	1,258,000
Restricted stock	111,000	50,000
Shares to be issued upon conversion of convertible debt	6,575,000	6,575,000
Total	9,279,000	11,168,000

Fair value

The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by FASB, for its financial assets and liabilities that had not been previously carried at fair value. The Company’s financial instruments are comprised of current assets, current liabilities and a short-term loan, related party. Current assets and current liabilities approximate fair value due to their short-term nature. As of June 30, 2014, the Company’s management was unable to reasonably estimate the fair value of the short-term loan, related party due to the inability to obtain quotes for similar credit facilities.

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

Note C. Project Development Costs

On December 21, 2011 (the “Option Effective Date”), MRMI entered into an option agreement with EPT, which was last amended by a letter agreement dated June 20, 2014, between EPT and MRMI (as amended, the “Option Agreement”). Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease certain portions of the EPT Property pursuant to the terms of the form of Casino Lease negotiated between the parties. Our rights and obligations pursuant to the Option Agreement are subject to certain existing EPT agreements.
Among other things, the Option Agreement reflects the parties' agreement of when MRMI must decide whether it will lease the EPT Property for purposes of constructing the Casino Project. Pursuant to the Option Agreement, on November 30, 2013, MRMI exercised its right to extend the Option Exercise Period End Date for up to a twelve month period ending November 30, 2014. In addition, the Final Option Exercise Outside Date was extended to a date that is (i) 120 days from the earliest to occur of specified triggers relating to whether MRMI is chosen to receive a Gaming Facility License or (ii) 60 days from when affiliates of MRMI enter into an agreement to develop a gaming facility with someone other than MRMI . If a Trigger Event occurs, EPT may, in its sole discretion, extend the Final Option Exercise Outside Date by a maximum of 90 days and, before the Final Option Exercise Outside Date, waive such Trigger Event in writing (in which case the Option Agreement would continue as if such Trigger Event had not occurred).
If a Trigger Event has not occurred as of the end of the First Extended Option Exercise Period, (i) MRMI may extend the Option Exercise Period End Date by up to an additional twelve months from November 30, 2014 to November 30, 2015 by making monthly Option Payments at a higher amount. If a Trigger Event has not occurred as of the end of the Second Extended Option Exercise Period, MRMI may extend the Option Exercise Period End Date on a monthly basis until the occurrence of a Trigger Event by making monthly Option Payments at an even higher amount. If MRMI exercises the Option and the Casino Lease for the EPT Property is executed between the Parties, any additional amounts paid by MRMI as Option Payments shall constitute prepaid rent and shall be applied against amounts due to EPT as rent under the Casino Lease.

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

EPT also granted MRMI the option to purchase the EPT Property, together with the other property owned by EPT at the site of the former Concord Resort, which option is exercisable upon the occurrence of a Trigger Event or any time between May 1, 2015 and June 30, 2015, at book value as of August 30, 2013 plus capitalized expenses incurred by EPT after such date through the purchase date and related to the development of the EPT Property.

Pursuant to the Option Agreement, we made option payments to EPT in the amount of $750,000 and $472,603, on December 21, 2011 and March 8, 2013, respectively. On September 18, 2013, EPT's Board of Directors provided an irrevocable notice to proceed with the development of the EPT Property in accordance with the MDA. In addition, on September 30, 2013, MRMI's Board of Directors provided a certificate waiving MRMI's right to terminate the MDA. As a result, on September 30, 2013, the aggregate option payments of $1,222,603 made by MRMI to EPT, became non-refunding.

EPT has also entered into an agreement with Aquatic Development Group to be the water park developer and operator for the project at the EPT property (a “Second Tenant Commitment”). In connection with the receipt of a Second Tenant Commitment, MRMI agreed to reimburse certain out-of-pocket costs and expenses incurred by such tenant, subject to a cap.

On December 30, 2013, MRMI made an option payment to EPT in the amount of 250,000 with respect to the first month of the First Extended Option Exercise Period.

For the six months ended June 30, 2014 MRMI made option payments and recorded expenses to EPT totaling $1,500,000.

Note D. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, as presented on the balance sheet, are comprised of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Liability for horseracing purses	$1,079	$473
Accrued payroll	1,052	1,300
Accrued redeemable points	346	393
Liability to NYSGC	1,000	521
Liability for local progressive jackpot	831	768
Accrued professional fees	2,422	1,406
Federal tax withholding payable	119	—
Accrued other	651	1,180
Total accrued expenses and other current liabilities	7,500	6,041

Note E. Short-Term Loan, Related Party
On November 17, 2010, Empire entered into a loan agreement (the "Loan Agreement") with Kien Huat Realty III Limited ("Kien Huat"), our largest shareholder, pursuant to which Kien Huat made a loan (the "Kien Huat Loan") represented by a convertible promissory note in the principal amount of $35 million and which had an interest rate of 5% per annum. The Company paid down the principal of the Kien Huat Note in the amount of approximately $17.6 million from the proceeds of the rights offering the Company consummated in May 2011. The maturity date for the Kien Huat Note was May 17, 2013.
On August 8, 2012, the Company and Kien Huat entered into Amendment No. 1 (the “Amendment”) to the Loan Agreement. Pursuant to the Amendment, the maturity date of the Kien Huat Note was extended from May 17, 2013 to December 31, 2014. In consideration of the extension of the maturity date of the Kien Huat Note, effective as of date of the Amendment, the rate of interest was amended to be 7.5% per annum in place of 5% per annum. In addition, the Company paid Kien Huat a one-time fee of $174,261, or 1% of the outstanding principal amount of the Loan upon execution of the Amendment.

On December 18, 2013, the Company and Kien Huat entered into Amendment No. 2 (the “Second Amendment”) to the Loan Agreement. Pursuant to the Second Amendment, the maturity date of the Kien Huat Note was extended from December 31, 2014 to March 15, 2015. In consideration of the extension of the maturity date of the Kien Huat Note, the Company paid Kien Huat a one-time fee of $25,000 upon execution of the Second Amendment. In addition, the Company agreed to pay the out-of-pocket legal fees and expenses incurred by Kien Huat in an amount not to exceed $20,000. Except for these amendments, the Loan Agreement remains unchanged and in full force and effect.

Subject to and upon compliance with the provisions of the Loan Agreement, including the receipt of shareholder approval of the issuance of the Company's common stock upon conversion of the Kien Huat Note (the "Shareholder Approval"), Kien Huat has the right to convert all or any portion of the principal sum evidenced by the Kien Huat Note such that the unconverted portion is $1,000 or a multiple of $1.00 in excess thereof into fully paid and non-assessable shares of Empire’s common stock at a conversion rate of initially 377 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $2.65 per share, subject to adjustment in accordance with the Loan Agreement. If, as of any date during the term (the “Measuring Date”), the average of the last reported bid prices of the Company’s common stock for the 20 days consecutive trading days as defined in the Loan Agreement, ending on the trading day prior to the Measuring Date exceeds 200% of the conversion price in effect on the Measuring Date, then the Company is entitled to elect that Kien Huat convert all of the principal sum evidenced by the Kien Huat Note into shares of its common stock in accordance with the terms and provisions of the Loan Agreement, including the receipt of the Shareholder Approval. If Empire does not elect to force conversion of the Kien Huat Note and there have been no events of default as defined in the Loan Agreement, Empire may voluntarily prepay the Loan in whole or in part, with all interest accrued through the applicable period, absent notice from Kien Huat of its election to convert the Kien Huat Note.
In the event the Conversion Conditions are met,the Kien Huat Note will be converted into shares of the Company's common stock upon the earlier of (i) the consummation of a rights offering pursuant to the terms of that certain Commitment Letter (which is discussed in Note A above) and (ii) the maturity date of March 15, 2015. In the event the Kien Huat Note is converted in common stock pursuant to the Commitment Letter, the Kien Huat Note would be convertible into shares of common stock of the Company at a conversion rate of 382.202837 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $2.6164 per share. Such conversion rate and conversion price reflect adjustments to these terms that are required by the terms of the Loan Agreement as a result of the April 2013 Rights Offering (as defined below) and the April 2014 Rights Offering. The conversion rate and conversion price are subject to further adjustment pursuant to the Loan Agreement in the event of certain dilutive issuances by the Company.

In the event the Conversion Conditions are not met, we anticipate refinancing or extending the term of the Kien Huat Note prior to its maturity. However, there can be no assurance that the Company will be successful in refinancing the Kien Huat Note or amending its terms. If the Company is unable to refinance or amend the Kien Huat Note prior to its maturity, it could have a material adverse affect on the Company.

On July 18, 2014, the holders of a majority of the voting power of the Company's voting securities acted by written consent to approve the issuance of shares of the Company's common stock upon the conversion of the Kien Huat Note. Pursuant to the Delaware General Corporation Law and the Securities Exchange Act of 1934, as amended, such action will be effective on September 11, 2014, which is at least 40 days after the mailing of notice of such action to the remaining holders of the Company's voting securities.

The Company recognized approximately $653,000 and $657,000 in interest expense associated with the Loan during the six months ended June 30, 2014 and 2013, respectively.
We have paid interest to Kien Huat pursuant to the Loan Agreement totaling approximately $4.1 million from November 2010 through March 31, 2014. Due to an inadvertent oversight, the Company did not withhold taxes due on such interest payments to Kien Huat, which is a foreign entity affiliate of ours, as required by the Internal Revenue Code of 1986, as amended. Kien Huat has reimbursed the Company for the taxes that were due on such interest payments, which are equal to 30% of the interest paid to Kien Huat, or approximately $1.2 million (the “Taxes Payable”). The Taxes Payable amount has been remitted to the Internal Revenue Service (the "IRS"). The interest on the Taxes Payable which is estimated in the amount of $119,000, will be remitted to the IRS upon the IRS's request therefor. The total of the Taxes Payable and interest thereon is approximately $1.3 million. Based on the Company’s actions to correct such oversight, the Company believes that it is not probable that penalties would be due; however, if penalties were to be due to the IRS, the amount could be up to approximately $450,000. The Company has not adjusted its historical financial statements for any period prior to March 31, 2014 as the Company believes that the impact to previously issued financial statements is not material.

Note F. Bryanston Settlement Agreement
Effective as of June 30, 2013 (the “Closing Date”), the Company, Kien Huat, Colin Au Fook Yew (“Au”) and Joseph D'Amato (“D'Amato” and, together with the Company, Kien Huat and Au, the “Company Parties”) consummated the closing of a Settlement Agreement and Release (the “Settlement Agreement”) with Stanley Stephen Tollman (“Tollman”) and Bryanston Group, Inc. (“Bryanston Group” and, together with Tollman, the “Bryanston Parties”) (the Bryanston Parties together with the Company Parties, the "Settlement Parties"). Pursuant to the Settlement Agreement, the Company Parties and the Bryanston Parties agreed to the settlement of certain claims relating to shares of Series E Preferred Stock of the Company (the “Preferred Stock”) held by the Bryanston Parties and that certain Recapitalization Agreement, dated December 10, 2002, by and between, among others, the Bryanston Parties and a predecessor to the Company (the “Recapitalization Agreement”), pursuant to which the Bryanston Parties acquired the Preferred Stock. On the Closing Date, the Recapitalization Agreement terminated and ceased to have any further force and effect as between the Bryanston Parties and the Company.
In consideration for the mutual release of all claims, Empire shall redeem, purchase and acquire the Preferred Stock from the Bryanston Parties based upon the closing by the Company of third party financing in an aggregate amount sufficient to enable the Company to complete the construction of its Casino Project (the “Concord Event”).
On June 30, 2013, all Preferred Stock held by Tollman was redeemed for approximately $1.5 million (the "Redeemed Tollman Preferred Stock").
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
If the Concord Event occurs after June 30, 2014 and on or before December 31, 2014, all Preferred Stock held by Bryanston would be redeemed for an amount between $28.0 million and the $10 Liquidation Value of the Preferred Stock (as such term is defined in the Recapitalization Agreement) and all Accrued Dividends as of December 31, 2014 from funds legally available to the Company to effect such payment prorated based upon the actual number of days after December 31, 2013 the date that the Preferred Stock is redeemed.
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
Effective May 29, 2014, the Settlement Parties entered into a side letter amendment to the Settlement Agreement (the “Settlement Amendment”), pursuant to which the Redemption Schedule was revised. Pursuant to the Settlement Amendment, the Company may, at its sole discretion redeem the Preferred Stock prior to the occurrence of the Concord Event at a purchase price consistent with the Redemption Schedule notwithstanding whether a Concord Event has occurred (“Early Redemption”). Moreover, the Company shall be required to redeem the Preferred Stock upon being awarded a Gaming Facility License by the NYSGC and paying the required license fee at a purchase price consistent with the Redemption Schedule notwithstanding whether a Concord Event has occurred (“Mandatory Redemption”). Unless and until an Early Redemption or Mandatory Redemption occurs, the existing terms and conditions of the Settlement Agreement remain unaffected and the obligations unmodified.

As a result of the Settlement Agreement on June 30, 2013, and pursuant to ASC 480, the Series E Preferred Stock held by the Bryanston Parties became contractually redeemable subject to the terms and conditions of the Settlement Agreement and has been classified as a liability on the accompanying balance sheet as of that date. Changes in the value of the liability are recorded as interest expense to recognize the liability at the amount at which it would be contractually settled at the balance sheet date pursuant to the Settlement Agreement. For the six months ended June 30, 2014, the Company recognized interest expense of approximately $5.2 million.

Note G. Stockholders’ Equity

Stock-based compensation expense was approximately $136,000 and $70,000 for the three months ended June 30, 2014 and 2013, respectively and approximately $284,000 and $150,000 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was approximately $383,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Company’s plan. That cost is expected to be recognized over the remaining vesting period. This expected cost does not include the impact of any future stock-based compensation awards.

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

On April 30, 2013, Empire commenced a rights offering of common stock to holders of its common stock and Series B Preferred Stock, which expired on May 30, 2013 (the "April 2013 Rights Offering"). At the completion of the April 2013 Rights Offering, the Company issued a total of 6,032,153 shares of common stock and raised approximately $11.4 million in gross proceeds and incurred approximately $223,000 in expenses. The Company has used a portion of the net proceeds of the April 2013 Rights Offering to fund the expenses of the Company’s Casino Project, which includes permitting, infrastructure and shared master planning costs and expenses, and for general working capital purposes.

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

Note H. Concentration

The Company has three debtors, that consist of Hawthorne, Catskill OTB and Western OTB which represented 27%, 17% and 16%, respectively, of the total net outstanding racing related accounts receivables as of June 30, 2014. The Company had one debtor, that consisted of Western OTB which represented 10% of the total net outstanding racing related accounts receivable as of December 31, 2013.

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

Note J. Subsequent Events

MRMI and MHHA had an agreement (the "MHHA Agreement") that governed the conduct of MRMI and MHHA relating to horseracing purse payments, the simulcasting of horse races and certain other payments. The MHHA Agreement expired pursuant to its terms on January 31, 2014. Absent an agreement, MRMI continued to run live harness races and paid MHHA members based on the requirements of statutory provisions. Because of the federal Interstate Horseracing Act, without a written agreement with the MHHA, which includes permission to simulcast into and out of New York, effective as of February 1, 2014 through July 20, 2014, MRMI suspended all simulcasting other than intra-state simulcasting. On July 21, 2014, MRMI and MHHA entered into an interim agreement (the "Interim Agreement"). The Interim Agreement has an initial term that expires on August 19, 2014, which term will automatically extend for two additional thirty (30) day periods unless either party objects in writing prior to the expiration of the term then in effect. Pursuant to the Interim Agreement, MRMI commenced interstate simulcasting immediately on July 21, 2014. In addition, during each thirty (30) day term, MRMI agreed to make administrative distributions to MHHA from a purse account. MRMI will also provide MHHA office space and equipment free of charge during the term of the Interim Agreement.

During the term of the Interim Agreement, the parties will use best efforts to negotiate and execute a new agreement. If the Interim Agreement expires with no new agreement between the parties, MRMI will continue to run live harness races and pay MHHA members based on the requirements of statutory provisions. However, because of the federal Interstate Horseracing Act, without a written agreement with the MHHA, which includes permission to simulcast into and out of New York, effective as of the earlier of (i) October 18, 2014, or (ii) the expiration of any of the thirty (30) day periods addressed above, if MRMI or MHHA objects to the extension of the Interim Agreement, MRMI will suspend all simulcasting other than intra-state simulcasting.

On July 22, 2014, Governor Andrew Cuomo signed legislation to amend the New York tax law, in relation to the authorized hours of conducting video lottery gaming and the amount of free play authorized. The law now permits VGM facilities to remain open until 6:00 am. After review, we have determined that it is unlikely that we will change our hours of operation to remain open until 6:00 am each day. The law also increases the non-subsidized free play allowance from 10% to 15%. This increase will permit us to be more competitive with casinos in Pennsylvania which have access to unlimited non-subsidized free play.

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
On June 30, 2014, the Company, through a wholly-owned subsidiary, Montreign Operating Company, LLC ("Montreign"), submitted an application to the New York State Gaming Facility Location Board ("Siting Board") for a license (a "Gaming Facility License") to operate a resort casino (the "Casino Project") to be located at the site of Adelaar, a four-season destination resort planned for the Town of Thompson in Sullivan County 90 miles from New York City (the "Project"). The Project is to be located on 1,500 acres owned by EPT Concord II, LLC ("EPT") and EPR Concord II, LP, each a wholly-owned subsidiary of EPR Properties Trust ("EPR"). The Casino Project, to be called "Montreign Resort Casino", is part of the initial phase of Adelaar, which will also include an indoor Waterpark Lodge and adventure park, Rees Jones redesigned "Monster" Golf Course and an Entertainment Village, which will include retail, restaurant, shopping and entertainment. Together with the Casino Project, this initial phase of the Project is referred to as the "Gaming Facility". Over the past three years, the Company has expended substantial energy on designing the Casino Project and, in conjunction with EPR, working with local and state agencies and officials to obtain the necessary permits and approvals to begin construction. The size of the Casino Project, including the amount of capital necessary to complete the Montreign Resort Casino, will vary based upon the number and location of competitive licenses issued by the New York State Gaming Commission in the Hudson Valley-Catskills region, in which the Casino Project will be located. In addition, the development of the Project and the Casino Project is contingent upon various conditions, including obtaining all necessary governmental approvals and the Company's ability to obtain necessary financing.
Recent Events

On June 30, 2014, the Company, through Montreign, filed its Gaming Facility License application with the Siting Board for a license to be issued by the New York State Gaming Commission ("NYSGC") in the Hudson Valley-Catskill area (our "Area"). In total, seventeen applications for a Gaming Facility License were submitted in response to the RFA, one of which was disqualified by the Siting Board on August 7, 2014. Nine of the applications relate to proposed projects in our Area. The NYSGC’s website indicates that casino siting and operators are expected to be formally announced in early Fall 2014.

Accordingly, there can be no assurance that the NYSGC will ultimately award us a Gaming Facility License on terms acceptable to us or at all, or that they will not postpone such determination.

The preferred proposal to build a Gaming Facility by Montreign anticipates that our minimum capital investment, without the license fee, is approximately $452 million. The Gaming Facility has an expected going-forward combined investment of approximately $1.1 billion and contemplates the following elements:

• Montreign Resort Casino (defined above as Casino Project): An 18-story casino, hotel and entertainment complex featuring an 80,000 sq.ft. casino (with 61 table games and 2,150 state-of-the-art slot machines), 391 luxury rooms designed to meet the 4-star and 4-diamond standards of Forbes® and AAA®, multiple dining and entertainment options, and meeting and conference space.

• Indoor Waterpark Lodge: A 350 room, family-style, non-gaming resort featuring a wide range of amenities including the excitement of an 80,000 sq.ft. indoor water park, dining facilities and other recreational opportunities. The Indoor Waterpark Lodge will be the first resort hotel with an indoor waterpark in the Catskills region.

• Entertainment    Village: A pedestrian-friendly, 200,000 sq.ft. Entertainment Village featuring multiple dining opportunities and specialty retail shops.

• Monster Golf Course: This famous course will be redesigned and improved by Rees Jones, “The Open Doctor”. It will be playable by golfers of every skill level and yet another amenity to complement Montreign Resort Casino, which will lease and manage the course.

In its application, Montreign also addressed two alternatives to the preferred proposal based on the location of other gaming facilities, if any, in our Area. Pursuant to our application, if a gaming facility license is awarded for a gaming facility to be located in either Dutchess or Northern Orange Counties in our Area, our minimum capital investment in the Casino Project, without including the license fee, would be approximately $277 million. If a gaming facility license is awarded for a gaming facility to be located in Southern Orange County in our Area, our minimum capital investment in the Casino Project, without including the license fee, would be approximately $172 million. If the Company were to build one of the alternatives to the preferred proposal, each of the alternative building programs for the Casino Project would be scaled back to properly take into account the economic realities of increased competition from another Gaming Facility.

MRMI and the Monticello Harness Horsemen's Association (the "MHHA") had an agreement (the "MHHA Agreement") that governed the conduct of MRMI and MHHA relating to horseracing purse payments, the simulcasting of horse races and certain other payments. The MHHA Agreement expired pursuant to its terms on January 31, 2014. Absent an agreement, MRMI continued to run live harness races and paid MHHA members based on the requirements of statutory provisions. Because of the federal Interstate Horseracing Act, without a written agreement with the MHHA, which includes permission to simulcast into and out of New York, effective as of February 1, 2014 through July 20, 2014, MRMI suspended all simulcasting other than intra-state simulcasting. On July 21, 2014, MRMI and MHHA entered into an interim agreement (the "Interim Agreement"). The Interim Agreement has an initial term that expires on August 19, 2014, which term will automatically extend for two additional thirty (30) day periods unless either party objects in writing prior to the expiration of the term then in effect. Pursuant to the Interim Agreement, MRMI commenced interstate simulcasting immediately on July 21, 2014. In addition, during each thirty (30) day term, MRMI agreed to make administrative distributions to MHHA from a purse account. MRMI will also provide to MHHA office space and equipment free of charge during the term of the Interim Agreement.

During the Interim Agreement, the parties will use best efforts to negotiate and execute a new agreement. If the Interim Agreement expires with no new agreement between the parties, MRMI will continue to run live harness races and pay MHHA members based on the requirements of statutory provisions. However, because of the federal Interstate Horseracing Act, without a written agreement with the MHHA, which includes permission to simulcast into and out of New York, effective as of the earlier of (i) October 18, 2014, or (ii) the expiration of any of the thirty (30) day periods addressed above, if MRMI or MHHA objects to the extension of the Interim Agreement, MRMI will suspend all simulcasting other than intra-state simulcasting.

On July 18, 2014, holders of a majority of the voting power of the Company's voting securities acted by written consent to approve the issuance of common stock to Kien Huat Realty III Limited ("Kien Huat"), our largest stockholder, (i) upon the terms and conditions of the Commitment Letter (as defined below) and the agreements contemplated by the Commitment Letter if the Company decides to launch such a rights offering in support of the Casino Project and (ii) upon conversion of the Kien Huat Note (defined below). Pursuant to the Delaware General Corporation Law and the Securities Exchange Act of 1934,

as amended, such actions will be effective on September 11, 2014, which is at least 40 days after the mailing of notice of such action to the remaining holders of the Company's voting securities. In the event all the Conversion Conditions (as defined below) are met, the Kien Huat Note will be converted into shares of the Company's common stock upon the earlier of (i) the closing of a rights offering pursuant to the terms of the Commitment Letter and (ii) the maturity date of March 15, 2015.

On July 22, 2014, Governor Andrew Cuomo signed legislation to amend the New York tax law, in relation to the authorized hours of conducting video lottery gaming and the amount of free play authorized. The law now permits VGM facilities to remain open until 6:00 am. After review, we have determined that it is unlikely that we will change our hours of operation to remain open until 6:00 am each day. The law also increases the non-subsidized free play allowance from 10% to 15%. This increase will permit us to be more competitive with casinos in Pennsylvania which have access to unlimited non-subsidized free play.
Regulation
Our operations are overseen by the NYSGC. The legislation that created the NYSGC provides that the Board of the NYSGC shall consist of seven members. As of August 12, 2014, six members have been appointed to the Board of the NYSGC. The NYSGC has the authority and responsibility to promulgate rules and regulations that affect the operations of our business. Prior to the creation of the NYSGC, our harness horseracing and simulcasting activities were overseen by the New York State Racing and Wagering Board ("RWB") and our VGM activities were overseen by the New York Lottery ("NYL"). Now, our VGM, harness horseracing and simulcast activities in the State of New York are overseen by the NYSGC, Division of Lottery and Division of Horse Racing, respectively.

In a letter dated July 8, 2014, the NYSGC assigned to MRMI the race dates requested for the month of August 2014. The NYSGC has not yet approved MRMI's racetrack and simulcast license renewal applications for calendar year 2014. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.
On July 30, 2013, the Upstate New York Gaming and Economic Development Act ("Gaming Act") was enacted. The Gaming Act, among other things, provides the statutory framework for the regulation of full-scale casino gaming, which was approved by New York State voters in November 2013 when they voted to approve a constitutional amendment to permit full-scale casino gaming. The Gaming Act amends the racing, pari-mutuel wagering and breeding law, the penal law, the tax law and the state finance law in relation to full-scale gaming. The Gaming Act authorizes the NYSGC to award up to four (4) upstate destination gaming resort licenses (each a "Gaming Facility License"). Gaming Facilities are authorized in three regions of the state: the Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties, in which we are located; the Albany, Fulton, Montgomery, Rensselaer, Saratoga, Schenectady, Schoharie and Washington counties ; and the Broome, Chemung (east of State Route 14), Schuyler (east of State Route 14), Seneca, Tioga, Tompkins, and Wayne (east of State Route 14) counties. Up to two (2) Gaming Facilities can be located in any of the three regions. No Gaming Facilities can be authorized in Putnam county, Westchester county, Rockland county, New York City or Long Island.
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

On March 12, 2014, the NYSGC appointed the first three individuals to serve on the Siting Board and on July 7, 2014, it appointed two additional individuals. Pursuant to the Gaming Act, the NYSGC is responsible for appointing a total of five members to the Siting Board.
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

On March 31, 2014, the NYSGC held a public meeting at which it approved the draft Request for Applications ("RFA") and the forms for Gaming Facility License Application, Multi-Jurisdictional Personal History Disclosure Form and New York Supplemental. Also on March 31, 2014, the Siting Board held a public meeting at which it approved the RFA and the forms for Gaming Facility License Application, Multi-Jurisdictional Personal History Disclosure Form and New York Supplement.
Pursuant to the RFA, each Applicant was required to pay to the NYSGC an application fee of $1 million ("Application Fee") by April 23, 2014 to help defray the costs associated with the processing of the application and investigation of the applicant. However, if the costs of processing, investigation and related costs exceed the Application Fee, the applicant shall be required to pay the additional amount to the NYSGC within 30 days after notification of insufficient fees. If the investigation costs related to an applicant are below the amount of the Application Fee paid, any unexpended portion shall be returned to the applicant. On April 18, 2014, the NYSGC confirmed that it received our Application Fee. On June 30, 2014, Montreign submitted an application for a Gaming Facility License in response to the RFA. There are eight applicants that filed nine applications in our Area which include, among others, Caesars Entertainment, a joint venture between the Cordish Companies and Penn National Gaming, Inc. and RW Orange County LLC, an affiliate of Genting Malaysia Berhad, for which K.T. Lim, a director and beneficiary of Kien Huat, serves as chairman and chief executive officer.

Applicant oral presentations of applications are scheduled for September 8-9, 2014, public hearings in each of the three regions are scheduled to take place between September 22-24, 2014 and, pursuant to the NYSGC's website, the Siting Board's selection of the applicants is expected in "Early fall" of 2014.

Pursuant to the RFA, a holder of a Gaming Facility License must pay a minimum licensing fee within thirty (30) days after the award of a Gaming Facility License. However, nothing shall prohibit an Applicant from agreeing to pay an amount in excess of the fees listed below:

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

An Applicant may agree to pay a licensing fee in excess of the fee set forth above for its proposed Gaming Facility. We anticipate that such license fee would be funded by the debt and/or equity financing the Company expects to undertake in support of the Casino Project.

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
If the Company were awarded a Gaming Facility license by the NYSGC, for our Area, the Gaming Act provides the tax rate on slot machines would be 39% and the tax rate on table games would be 10%. However, an applicant may agree to supplement the tax with a binding supplemental fee. The Gaming Act imposes a $500 annual fee on each slot machine and table game. In addition, the Gaming Act requires the maintenance of the horsemen and breeder payments at the 2013 dollar level to be adjusted annually pursuant to changes in the consumer price index. A racetrack location awarded a Gaming Facility license is required to maintain racing activity and race dates. If the Company is not awarded a Gaming Facility License, the Gaming Act provides that MRMI would receive its current NYSGC commission rate and would receive an additional commission from NYSGC based on a rate related to the effective tax rate on all gross gaming revenue at any gaming facility developed in our Area.

Development
Master Development Agreement
EPT and EPR Concord II, LP, each a wholly owned subsidiary of EPR, are the sole owners of 1,500 acres located in the Town of Thompson, Sullivan County, which we refer to as the EPT Property. On December 14, 2012 (the "Effective Date"), EPT and MRMI entered into the MDA to develop the EPT Property. The MDA defines and governs the overall relationship between EPT and MRMI with respect to the development, construction, operation, management and disposition of the Project to be developed by the parties on the EPT Property. The term of the MDA commenced on the Effective Date and shall expire on the earlier of (i) the earliest date on which the Casino Project, the Golf Course Project and the Initial Resort Project (as such terms are defined below and in the MDA) are all open to the general public for business and (ii) the sooner termination pursuant to the terms of the MDA. The parties also agreed to continue to cooperate in good faith with the on-going development plans and have agreed to share certain mutually agreed upon expenses including expenses relating to common infrastructure work. Either party has the right to terminate the MDA prior to the execution of a lease between EPT and MRMI with respect to the EPT Property prior to the commencement of construction on the Casino Project (the "Casino Lease"). Following the payment of any additional amounts accrued pursuant to the MDA as of the date of termination, neither party shall have any obligations under the MDA.

In accordance with the terms of the MDA, MRMI shall be responsible for the development and construction of the Casino Project, in which MRMI has agreed to invest a minimum of $300 million. In connection with the Casino Project, the Company, through Montreign, applied for a Gaming Facility license pursuant to the Gaming Act. Our application for a Gaming Facility License relates to the development of the Casino Project, and the Gaming Facility generally, which is the initial phase of the Project. Once the development of the Casino Project is completed, MRMI shall then be responsible for maintaining and operating the Casino Project in accordance with the operating standards contained in the Casino Lease.

MRMI and EPT agreed to cooperate with each other and appropriate governmental authorities and to provide such information as may be reasonably requested by such governmental authorities in order to obtain and maintain all gaming licenses required to operate the Casino Project. In accordance with the terms of the Option Agreement, which is discussed below, MRMI provided EPT a certificate of the MRMI Board of Directors which, in substance, waives MRMI’s right to terminate the MDA pursuant to specified provisions therein and, unless the Option terminates due to the occurrence of a Trigger Event, which is defined below, so long as EPT has provided its notice to proceed, the Master Declaration has been executed and EPT is not in breach of the Option Agreement or any other agreements between the parties, MRMI is prohibited from building or operating a Gaming Facility in our Area anywhere other than at the EPT Property or building or operating a VGM facility anywhere other than at MRMI’s existing site or at the EPT Property for a period of five years following the termination of the Option Agreement. The development of the Project, including the Casino Project, is contingent upon various conditions, including obtaining necessary governmental approval, as fully set forth in the MDA and the Company's ability to obtain necessary financing.
Option Agreement
On December 21, 2011 (the “Option Effective Date”), MRMI entered into an option agreement with EPT, which was last amended by a letter agreement dated June 20, 2014, between EPT and MRMI (as amended, the “Option Agreement”). Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease certain portions of the EPT Property pursuant to the terms of the form of Casino Lease negotiated between the parties. Our rights and obligations pursuant to the Option Agreement are subject to certain existing EPT agreements.

Among other things, the Option Agreement reflects the parties' agreement of when MRMI must decide whether it will lease the EPT Property for purposes of constructing the Casino Project. Pursuant to the Option Agreement, on November 30, 2013, MRMI exercised its right to extend the date by which it must make such determination (the "Option Exercise Period End Date") for up to a twelve month period ending November 30, 2014 (the "First Extended Option Exercise Period"). In addition, the final date by which MRMI must decide whether or not to execute the Casino Lease (the "Final Option Exercise Outside Date") was extended to a date that is (i) 120 days from the earliest to occur of specified triggers relating to whether MRMI is chosen to receive a Gaming Facility license or (ii) 60 days from when affiliates of MRMI enter into an agreement to develop a gaming facility with someone other than MRMI (each a "Trigger Event"). In consideration of such extension, MRMI is obligated to make monthly option payments (each an “Option Payment”). If a Trigger Event occurs, EPT may, at its sole discretion, extend the Final Option Exercise Outside Date by a maximum of 90 days and, before the Final Option Exercise Outside Date, waive such Trigger Event in writing (in which case the Option Agreement would continue as if such Trigger Event had not occurred).
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

EPT has also granted MRMI the option to purchase the EPT Property, together with the other property owned by EPT at the site of the former Concord Resort, which option is exercisable upon the occurrence of a Trigger Event or any time between May 1, 2015 and June 30, 2015, at book value as of August 30, 2013 plus capitalized expenses incurred by EPT after such date through the purchase date and related to the development of the EPT Property.

Pursuant to the June 20, 2014 letter agreement, MRMI and EPT have agreed to amend the terms of the Casino Lease to expire on the earlier of: (i) the last day of the calendar month that is seventy (70) years after the commencement of the Casino Lease, and (ii) upon MRMI giving EPT written notice of its election to terminate the Casino Lease (the “Termination Option”) at least twelve (12) months prior to any one of five Option Dates (as defined below). The Option Dates under the letter agreement mean each of the twentieth (20th), thirtieth (30th), fortieth (40th), fiftieth (50th) and sixtieth (60th) anniversary of the commencement of the ground lease. Upon MRMI’s timely notice of exercise of its Termination Option, the Casino Lease shall be automatically terminated effective as of the applicable Option Date. Additionally, within sixty (60) days after a Gaming Facility License has been awarded to Montreign, MRMI will assign, and Montreign will assume, the Option and Casino Lease to own or acquire the land through a tenancy for a term of seventy (70) years. The remaining terms and conditions of the Option Agreement remain unchanged.

Regulatory Permits and Approvals

In January, 2013, the Town Board (the "Town Board") of the Town of Thompson, in which the EPT Property is located, unanimously approved certain zoning amendments necessary for the development of the Project and the Comprehensive Development Plan for the entire project site. Moreover, in July 2013, the Planning Board of the Town of Thompson granted final site plan approval for the Casino Project. On April 17, 2014, an application for a Minor Amendment to the Site Development Plan Approval for the Casino Project was made to the Planning Board. The Minor Site Plan Amendment included a minor design change, and an increase in the number of hotel rooms and additional parking for the Casino Project. By Resolution dated June 3, 2014, the Town Board determined that no further environmental review under SEQRA was required in connection with the proposed Minor Site Plan Amendment and issued a Negative Declaration of Environmental Significance. The Planning Board approved the Minor Site Plan Amendment by Resolution dated June 11, 2014. MRMI will need to submit detailed construction plans to the Town of Thompson and received other regulatory approvals, including approvals from the U.S. Army Corps of Engineers and the New York State departments of Environmental Conservation, Transportation and Health prior to the commencement of construction on the Casino Project.

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

Expenses of Development

Previously, we capitalized our development costs for the Casino Project because such development was to be a VGM facility. However, with the enactment of the Gaming Act in 2013 and the subsequent referendum approving a constitutional amendment in November 2013 to permit Gaming Facilities in New York, we applied, in a competitive environment, for a Gaming Facility License for the Gaming Facility which includes the Casino Project. As it is not certain that we will obtain a Gaming Facility License necessary for the Casino Project, such expenditures cannot be capitalized; accordingly, during the fourth quarter of 2013, we expensed approximately $16.0 million of previously capitalized costs. All costs incurred for the Casino Project as part of the Gaming Facility pursuant to the Gaming Act will now be expensed until we are awarded a Gaming Facility License.

In 2014, the total Project and Casino Project development costs incurred were approximately $7.8 million. The $7.8 million consisted of $1.6 million in architectural fees, $1.5 million of non-refundable payments pertaining to the Option Agreement with EPR, $1.0 million payment for an application fee, $900,000 payment to Kien Huat for a commitment fee and $2.8 million in legal, construction manager costs, consultants and other professional services.

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
Racing Competition
Generally, Monticello Casino and Raceway does not compete directly with other harness racing tracks in New York State for live racing patrons. However, Monticello Casino and Raceway does face intense competition for off-track and other legalized wagering at numerous gaming sites within the State of New York and the surrounding region. The inability to compete with larger purses for the races at Monticello Casino and Raceway and the limitation on other forms of legalized wagering that Monticello Casino and Raceway may offer has been a significant limitation on our ability to compete for off-track and other legalized wagering revenues. Moreover, our inability to simulcast races to and from facilities outside of New York State, between February 1st and July 20th of this year because we did not have a horsemen's agreement in place with MHHA adversely impacted our racing operations revenues in 2014. However, we entered into the Interim Agreement effective July 21, 2014 (see discussion above).
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
Additionally, seventeen applications for a Gaming Facility License were submitted in response to the RFA, one of which was disqualified by the Siting Board on August 7, 2014. Nine of the applications were filed in our Area. The Website of the NYSGC indicates that a decision with respect to the award of Gaming Facility Licenses will be made in "Early fall" of 2014. We are unable to determine when or which tribal or other entities would obtain the ability to engage in legalized gaming activities in our Area.

Pennsylvania

To a lesser extent, Monticello Casino and Raceway faces competition from two casinos that are in Pennsylvania. Pennsylvania casinos may operate table games and slot machines and have the ability to grant credit to guests of the casino. Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state. As of August 12, 2014, there were twelve casinos in operation within Pennsylvania, with six located at racetracks. One such racetrack facility is the Mohegan Sun at Pocono Downs, which has approximately 2,300 slot machines and 87 table games, including 18 poker tables, and a new hotel and spa that opened in November 2013. The Mohegan Sun at Pocono Downs in Wilkes-Barre, Pennsylvania, is approximately 70 miles southwest of Monticello. In addition, the Mount Airy Casino Resort has approximately 1,870 slot machines and 80 table games, including 9 poker tables, a hotel, spa and a golf course. The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello. The Pennsylvania Gaming Control Board ("PGCB") is currently evaluating proposals from four applicants for an additional license in Philadelphia. Recently Penn National requested to withdraw its license application for a casino in Philadelphia, PA.

Pennsylvania is also considering allowing Internet gaming. On February 14, 2014, the Pennsylvania Senate referred to a Senate Committee legislation to ban internet gaming in Pennsylvania and on June 17, 2014, the Pennsylvania Senate referred to a Senate Committee legislation that would authorize Internet gaming in the form of online poker. We are unable to determine whether and which, if any, legislation will be enacted and what effect it would have on our current operations.

On January 2, 2014, a bill was introduced by the Pennsylvania House that would authorize and regulate VGMs in restaurants, bars, and clubs with a valid liquor license. Each licensed establishment will be limited to a maximum of three VGMs. The bill was referred to a Pennsylvania House Committee on January 2, 2014.

New Jersey

From time to time, New Jersey has reviewed options to place slot machines in various locations including the Meadowlands Racetrack located in Bergen County, New Jersey. Currently no slot machines or legalized full-scale casino gambling is permitted at the privately-operated Meadowlands Racetrack. Previously, New Jersey Governor Chris Christie and Senate President Stephen Sweeney stated publicly that they did not support permitting any form of gambling other than thoroughbred and harness related racing wagering at the Meadowlands Racetrack. However, current news reports indicate that a referendum to amend the New Jersey State Constitution to permit casinos in northern New Jersey could be placed on the ballot in November 2015. Depending on the size, location and scope, if casinos are built in northern New Jersey, they may adversely impact our current operations and the prospects for the Casino Project.
In November 2011, the voters in New Jersey approved a constitutional amendment permitting the Legislature to authorize by law wagering at casinos in Atlantic City and at current or former racetracks, on the results of professional, certain college, and amateur sport and athletic events. The New Jersey State Legislature approved a bill that would allow the state Casino Control Commission to issue licenses to casinos and racetracks to accept bets on some professional and collegiate events and Governor Christie signed the legislation. The prohibition on racetracks and casinos to offer sports wagering was upheld by the Third Circuit Court of Appeals ("Third Circuit") in September 2013 due to the existing federal ban on such wagering and on June 23, 2014, the U.S. Supreme Court denied the writ of certiorari to review the determination of the Third Circuit regarding the federal lawsuit between certain sports leagues and the State of New Jersey. On June 26, 2014, both houses of the New Jersey legislature approved legislation to partially repeal state prohibitions against sports wagering to the extent that they would apply such wagering at racetracks and casinos in New Jersey, based in part on the Third Circuit's statement that “it is left up to each state to decide how much of a law enforcement priority it wants to make of sports gambling, or what the exact contours of the prohibition will be.” On August 11, 2014, Governor Christie vetoed the legislation. However, the veto is subject to an override by the legislature.
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

Recently, one Atlantic City, NJ casino closed and three others, including Revel, Caesars Entertainment (for its Showboat casino) and Trump Plaza, have announced that they may close if they are not purchased by September.

Other Gaming

Currently electronic gaming machines are operated in 39 states and there are 15 states with commercial casinos that also offer table games. Legislation permitting other forms of casino gaming is proposed, from time to time, in various states, including those bordering the State of New York. Our business could be adversely affected by such competition.

The expansion of gaming into Pennsylvania, Maryland and Massachusetts substantially increased the availability of gaming options into jurisdictions in the northeastern United States that did not previously have legalized casinos. These jurisdictional expansions, many of which are convenience gaming facilities as opposed to destination gaming facilities, resulted in an increased supply of gaming options without a corresponding matching increase in gaming revenues. Additionally, there is the possibility of future gaming opportunities in northern New Jersey near the New York border. Therefore, these current and future gaming operations may have an adverse financial and operational impact on our current property and our proposed Casino Project.
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

Results of Operations
The results of operations for three months ended June 30, 2014 and 2013 (unaudited) are summarized below:

	6/30/2014	6/30/2013	Variance	Percentage Variance
	(dollars in thousands)
Revenues:
Gaming	$15,741	$16,971	$(1,230)	(7)%
Food, beverage, racing and other	1,956	3,336	(1,380)	(41)%
Gross revenues	17,697	20,307	(2,610)	(13)%
Less: Promotional allowances	(1,478)	(1,386)	(92)	(7)%
Net revenues	16,219	18,921	(2,702)	(14)%
Costs and expenses:
Gaming	11,726	12,243	517	4%
Food, beverage, racing and other	2,185	2,795	610	22%
Selling, general and administrative	2,911	4,235	1,324	31%
Development expenses	6,270	—	(6,270)	100%
Stock-based compensation	136	70	(66)	(94)%
Depreciation	335	330	(5)	(2)%
Total costs and expenses	23,563	19,673	(3,890)	(20)%
Loss from operations	(7,344)	(752)	(6,592)	877%
Amortization of deferred financing costs	(22)	(18)	(4)	(22)%
Interest expense	(2,933)	(329)	(2,604)	(791)%
Net loss	$(10,299)	$(1,099)	$(9,200)	837%

Gaming revenue
Gaming revenue decreased by $1.2 million or 7% for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Handle decreased by approximately $4.0 million or 1.8% for the three months ended June 30, 2014 as compared to June 30, 2013. Contributing to the decreased revenue was a decrease in VGM hold percentage from 7.1% for the three months ended June 30, 2014 versus 7.5% for the three months ended June 30, 2013. The lower hold percentage represented approximately $900,000 of the $1.2 million decrease in gaming revenue. The lower VGM hold percentage also contributed to lower average daily win per unit which decreased from $168.01 to $155.83 for the three months year over year. During the second quarter the decrease in gaming revenue was attributed to a focused marketing effort on mid and higher tiered segments and reduced marketing efforts to the low end players, which resulted in lower revenue and lower free play . The result is a lower handle with higher overall player profitability. In addition, the second quarter saw higher jackpots versus the prior year which resulted in an estimated $785,000 less revenue.
Food, beverage, racing and other revenue
Food, beverage, racing and other revenue decreased by $1.4 million or 41%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Food and beverage revenue decreased by $153,000 for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The food and beverage decrease is largely due to reduced covers for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Additionally, there was a price decrease in the buffet during 2014. Racing revenue decreased by $1.2 million for the three months ended June 30, 2014 as compared to June 30, 2013. The decrease in racing revenue is due to the inability to simulcast races to and from facilities outside of New York State because we did not have a horsemen's agreement effective as of February 1, 2014 through July 20, 2014. However, we entered into the Interim Agreement effective July 21, 2014. Other revenue decreased by $20,000.

Promotional allowances
Promotional allowances increased by $92,000 or 7%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, and this was primarily due to an increase in non-subsidized free play of $235,000. This resulted in an increase in both gross gaming revenue and promotional allowances. The increase in non-subsidized free play was offset by a decrease in food and beverage comps of $32,000 and player club awards of $111,000.
Gaming costs
Gaming costs decreased by $517,000 or 4%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to an decrease in New York Lottery ("NYL") and other commissions of $562,000 resulting from lower gaming revenue. Additionally, other gaming expenses decreased by $26,000.These decreases were offset by increased gaming payroll and related benefit costs by $71,000 as compared to the same period in the prior year.
Food, beverage, racing and other costs
Food, beverage, racing and other costs decreased approximately $610,000 or 22%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, largely due to decreased purses of $419,000. In addition, payroll and related costs decreased $41,000, food and beverage cost of goods sold decreased $21,000 and lower other cost of services of $129,000. The decrease in purses and other costs of services was due to to our inability to simulcast races to and from facilities outside of New York State because no horsemen's agreement was in place during this fiscal quarter
Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $1.3 million or 31%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Legal and consulting fees decreased approximately $1.6 million. The decreased legal and consulting fees are attributable to increased legal fees in 2013 associated with various legal matters, including the Bryanston case. This decrease is offset by increased payroll and related benefits costs of approximately $46,000. Other expenses increased $127,000 due to increased sales and franchise tax and insurance expense. Marketing related expenses increased $56,000 due to increased promotion and prizes and radio advertising.
Development expenses
The $6.3 million consists of $1.1 million in architectural fees, $750,000 million of non-refundable payments pertaining to the Option Agreement with EPR, $1.0 million payment for an application fee, $900,000 payment to Kien Huat for a commitment fee and approximately $2.5 million in legal, construction manager costs, consultants and other professional services.
Stock-based compensation expense
Stock-based compensation expense increased by $66,000 or 94%, related to compensation expense attributable to options granted to directors during the quarter ended March 31, 2014 and the vesting of restricted stock granted to management during the November 2013 that had a three year vesting period.
Interest expense
Interest expense increased $2.6 million, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. For the three months ended June 30, 2014, the Company recognized interest expense of approximately $2.9 million. The Series E Preferred Stock became contractually redeemable subject to the terms and conditions of the Settlement Agreement and has been classified as a liability on the accompanying balance sheet as of that date. Increases in the amount that such liability would be settled at the balance sheet date pursuant to the terms of the Settlement Agreement are recorded as interest expense accordingly, the Company recorded a non-cash charge of $2.6 million during the three months ended June 30, 2014.

The results of operations for the six months ended June 30, 2014 and 2013 (unaudited) are summarized below:

	6/30/2014	6/30/2013	Variance	Percentage Variance
	(dollars in thousands)
Revenues:
Gaming	$29,203	$31,596	$(2,393)	(8)%
Food, beverage, racing and other	4,077	6,280	(2,203)	(35)%
Gross revenues	33,280	37,876	(4,596)	(12)%
Less: Promotional allowances	(2,454)	(2,124)	(330)	(16)%
Net revenues	30,826	35,752	(4,926)	(14)%
Costs and expenses:
Gaming	21,710	23,231	1,521	7%
Food, beverage, racing and other	4,482	5,501	1,019	19%
Selling, general and administrative	5,461	7,054	1,593	23%
Development expenses	7,841	—	(7,841)	100%
Stock-based compensation	284	150	(134)	(89)%
Depreciation	676	673	(3)	—%
Total costs and expenses	40,454	36,609	(3,845)	(11)%
Loss from operations	(9,628)	(857)	(8,771)	1,023%
Amortization of deferred financing costs	(45)	(36)	(9)	(25)%
Interest expense	(5,975)	(659)	(5,316)	(807)%
Net loss	$(15,648)	$(1,552)	$(14,096)	908%

Gaming revenue
Gaming revenue decreased by $2.4 million or 8% for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Handle decreased by approximately $15.0 million or 3.5% for the six months end June 30, 2014 as compared to June 30, 2013. VGM hold percentage decreased to 7.0% for the six months ended June 30, 2014 versus 7.3% for the six months ended 2013. The decreased hold percentage represents approximately $1.3 million of the $2.4 million decrease in gaming revenue. The average daily win per unit decreased from $157.26 for the six months ended June 30, 2013 to $145.36 for the six months ended June 30, 2014. The severe weather during the first quarter of 2014 significantly impacted gaming revenue. During the first quarter the property was closed three days and had several additional days impacted due to the severe weather. We estimate that the net gaming revenue impact to be approximately $725,000. During the second quarter the decrease in gaming revenue is attributed to a focused marketing effort on mid and higher tiered segment, and reduced marketing efforts to lower tied players who are not as profitable, resulting in lower revenue and lower free play.We continue to concentrate our marketing efforts on more profitable guests and programs to increase loyalty.
Food, beverage, racing and other revenue
Food, beverage, racing and other revenue decreased by $2.2 million or 35%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Food and beverage revenue decreased by $202,000 for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The food and beverage decrease is largely due to reduced covers for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Additionally, there was a price decrease in the buffet during 2014. Racing revenue decreased by $2.1 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease in racing revenue is due to the inability to simulcast races to and from facilities outside of New York State because we did not have a horsemen's agreement effective as of February 1, 2014 through July 20, 2014. However, we entered into the Interim Agreement effective July 21, 2014 (see discussion above). These decreases were offset by a increase in other revenue of $60,000 for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase is principally due to additional ATM revenue.

Promotional allowances

Promotional allowances increased by $330,000 or 16%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013 primarily due to more non-subsidized free play in the amount of $516,000. The additional non-subsidized free play increased both gross gaming revenue and promotional allowance. In addtion, food and beverage comps increased by $6,000. These increases were offset by a decrease in player club awards of $192,000.
Gaming costs
Gaming costs decreased by $1.5 million or 7%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to lower NYSGC and other commissions of $1.7 million, resulting from lower gaming revenue, as compared to the same period in the prior year. The lower NYSGC and other commissions were offset by higher gaming wages and related benefits of $125,000 as compared to the same period in the prior year. Other gaming expenses increased $91,000 due to higher utilities and software repairs and maintenance.
Food, beverage, racing and other costs
Food, beverage, racing and other costs decreased approximately $1.0 million or 19% for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to lower purse expenses of $742,000 attributed to reduced racing revenue and the inability to simulcast races to and from facilities outside of New York State because we did not have a horsemen's agreement. Additionally, food and beverage costs of goods decreased by $95,000 due to less covers primarily in the buffet. Food, beverage and racing other expenses decreased by $169,000 due to reduced racing expenses, primarily the MHHA health insurance and administrative fees. Food, beverage and racing payroll and related benefits decreased in the amount of $13,000.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $1.6 million or 23%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Legal and consulting fees decreased approximately $2.2 million. The decreased legal and consulting fees are attributable to increased legal fees in 2013 associated with the various legal matters, including the Bryanston case.This decrease was offset by an increase in marketing related expenses of $237,000 for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Additionally, other expenses increased $213,000 due to sales and franchise tax and insurance expense. Payroll and related benefits costs increased approximately $118,000 largely due to higher medical, dental, vision and other benefit related costs.
Development expenses
The $7.8 million consists of $1.6 million in architectural fees, $1.5 million of non-refundable payments pertaining to the Option Agreement with EPR, $1.0 million payment for an application fee, $900,000 payment to Kien Huat for a commitment fee and approximately $2.8 million in legal, construction manager costs, consultants and other professional services.

Stock-based compensation expense
Stock-based compensation increased by $134,000 or 89%, related to compensation expense attributable to options granted to directors during the quarter ended June 30, 2014 and the vesting of restricted stock granted to management during November 2013 that had a three year vesting period.
Interest expense
Interest expense increased $5.3 million, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. For the six months ended June 30, 2014, the Company recognized interest expense of approximately $6.0 million. The Series E Preferred Stock became contractually redeemable subject to the terms and conditions of the Settlement Agreement and has been classified as a liability on the accompanying balance sheet as of that date. Increases in the amount that such liability would be settled at the balance sheet date pursuant to the terms of the Settlement Agreement are recorded as interest expense accordingly, the Company recorded a non-cash charge of $5.2 million for the six months ended June 30, 2014.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2014, we had total current assets of approximately $20.4 million and current liabilities of approximately $27.6 million, including the $17.4 million convertible promissory note ("Kien Huat Note") issued to Kien Huat. We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $9.6 million for the year ended June 30, 2014. Management believes the results of the six months ended June 30, 2014 are due to the (i) severe weather that caused a reduction in revenues in the first quarter, (ii) economic and competitive landscape in the region, (iii) a focused marketing effort on mid and high level segments and reduced marketing efforts to the low end segment which resulted in lower gaming revenues, lower free play and lower marketing costs(iv) $7.8 million of development expenses for the Casino Project (as defined below); and (v) reduced racing revenues due to the suspension of all simulcasting other than intra-state simulcasting because no horsemen's agreement was in place with the Monticello Harness Horsemen’s Association ("MHHA")an Interim Agreement with the MHHA was reached. However, the Company anticipates that its current cash and cash equivalents balances and cash generated from operations will be sufficient to meet its operating expenses for the next twelve months. Whether the Company's resources are adequate to meet the Company’s liquidity needs beyond that period will depend on its growth and operating results. In the event the Company is granted a Gaming Facility License, and so long as the Company's registration statement on Form S-3 remains effective and the Company is not deemed an "ineligible issuer" pursuant to the Securities Act of 1933, as amended (the "Conversion Conditions"), the Kien Huat Note will be converted into shares of the Company's common stock upon the earlier of (i) the consummation of a rights offering pursuant to the terms of that certain Commitment Letter (as defined and discussion below) and (ii) the maturity date of March 15, 2015. In the event the Conversion Conditions are not met, we anticipate refinancing or extending the term of the Kien Huat Note prior to its maturity. However, there can be no assurance that the Company will be successful in refinancing the Kien Huat Note or amending its terms. If the Company is unable to refinance or amend the Kien Huat Note prior to its maturity, it could have a material adverse affect on the Company.

As described above, on June 30, 2014, the Company submitted an application to the Siting Board to be awarded a Gaming Facility License by the NYSGC to develop the Casino Project. We anticipate financing the associated costs and expenses of the license award and the development of the Casino Project with a combination of debt and equity financing. For the debt portion of the Company’s financing, Credit Suisse AG has committed to provide a senior secured credit facility of up to a maximum amount of $478 million (the “CS Credit Facility”). The CS Credit Facility is subject to various conditions precedent, including the Company’s receipt of a Gaming Facility License and evidence of an equity investment in the Company of up to $150 million. The total amount of financing needed for the Casino Project may be less than the maximum amounts of the debt and equity commitments, depending upon a variety of factors outside our control. We may launch a rights offering to our existing equity holders in an amount necessary to meet the requirements of the CS Credit Facility and to redeem certain outstanding Series E preferred stock of the Company in accordance with an existing settlement agreement. If we launch a rights offering meeting certain criteria, Kien Huat has committed to exercising its proportionate share of subscription rights that would be issued. In addition, Kien Huat has agreed it would enter into a standby purchase agreement to exercise all subscription rights not otherwise exercised by other stockholders, upon the same terms as the other stockholders. For such commitment, the Company agreed to pay Kien Huat a fee of 1% of the maximum amount that may be raised, of which 0.5% was paid upon execution of the commitment and the remaining 0.5% is due if a rights offering is launched. Although we have obtained these debt and equity financing commitments to meet the license application requirement to demonstrate our ability to finance the costs and expenses of the Casino Project, we have reserved the flexibility to reassess our financing alternatives if we are granted a gaming facility license and either proceed with the financing options described herein or pursue alternative means of financing the Casino Project on terms and conditions more beneficial to the Company.

We may seek to enter into other strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions. On January 3, 2014, we filed a shelf registration statement on Form S-3, which was declared effective on February 12, 2014, covering the offer and sale of up to $250 million of our securities. As of August 12, 2014, we had up to $236.6 million available for future issuances under the Form S-3. The sale of additional equity will result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.

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

Upon completion of the April 2014 Rights Offering, the Company issued 2,138,881 shares of common stock and raised approximately $13.4 million. This includes 453,165 shares issued to holders upon exercise of their basic subscription rights, 1,512,629 shares issued to Kien Huat upon exercise of its basic subscription rights and 173,087 shares issued to holders upon exercise of their over-subscription rights in the April 2014 Rights Offering. The Company has and expects to utilize the net proceeds of approximately $13.2 million for certain expenses relating to (i) the Project and Casino Project; (ii) maintaining our on-going operations and facilities; and (iii) support of our pursuit of a Gaming Facility License.

Net cash used in operating activities was approximately $8.1 million and $3.9 million provided during the six months ended June 30, 2014 and 2013, respectively, which was primarily due to the increase in the net loss for the period. The increased net loss is primarily due to $7.8 million of development expenses for the Casino Project (as defined above).
Net cash used in investing activities was approximately $229,000 and $3.5 million for the six months ended June 30, 2014 and 2013, respectively. The decrease of approximately $3.3 million is largely a result of project development costs previously being capitalized that are now currently expensed. In addition, less was spent on the purchase of property and equipment.
Net cash provided in financing activities was approximately $15.6 million and $9.7 million for the six months ended June 30, 2014. Approximately $13.4 million was received from the 2014 Rights Offering and we incurred approximately $131,000 in expenses pertaining to the 2014 Rights Offering. During the six months ended June 30, 2014 we received approximately $2.4 million pertaining to the proceeds from the exercise of stock options. During 2013, approximately $11.4 million was received from the 2013 Rights Offering and we incurred approximately $223,000 in expenses pertaining to the 2013 Rights Offering. Also, approximately $1.5 million was utilized for the redemption of a portion of the Series E Preferred Shares.
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
We carried out an evaluation as of June 30, 2014 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information (including our consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings.
Changes in Our Financial Reporting Internal Controls.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

10.1	Amendment No. 1 to Employment Agreement, dated May 29, 2014, by and between Empire Resorts Inc. and Joseph A. D'Amato (1)

10.2	Amendment No. 1 to Employment Agreement, dated May 29, 2014, by and between Empire Resorts Inc. and Laurette J. Pitts (2)

10.3	Amendment No. 1 to Employment Agreement, dated May 30, 2014 by and between Empire Resorts Inc. and Nanette L. Horner (3)

10.4	Letter Agreement, effective May 29, 2014 by and between Empire Resorts, Inc., Kien Huat Realty III, Ltd., Colin Au Fook Yew, Joseph D'Amato, Bryanston Group, Inc. and Stanley S. Tollman.

10.5	Amendment to the Option Agreement, dated June 20, 2014 by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC. *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Executive Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL).

* - Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

(1) Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Current Report on Form 8-K , filed with the Securities and Exchange Commission on June 3, 2014.

(2) Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.'s Current Report on Form 8-K , filed with the Securities and Exchange Commission on June 3, 2014.

(3) Incorporated by reference to Exhibit 10.3 to Empire Resorts, Inc.'s Current Report on Form 8-K , filed with the Securities and Exchange Commission on June 3, 2014.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: August 14, 2014	/s/ Joseph A. D’Amato
Joseph A. D’Amato
Chief Executive Officer
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.
Dated: August 14, 2014	/s/ Laurette J. Pitts
Laurette J. Pitts
Executive Vice President, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

10.1	Amendment No. 1 to Employment Agreement, dated May 29, 2014, by and between Empire Resorts Inc. and Joseph A. D'Amato (1)

10.2	Amendment No. 1 to Employment Agreement, dated May 29, 2014, by and between Empire Resorts Inc. and Laurette J. Pitts (2)

10.3	Amendment No. 1 to Employment Agreement, dated May 30, 2014 by and between Empire Resorts Inc. and Nanette L. Horner (3)

10.4	Letter Agreement, effective May 29, 2014 by and between Empire Resorts, Inc., Kien Huat Realty III, Ltd., Colin Au Fook Yew, Joseph D'Amato, Bryanston Group, Inc. and Stanley S. Tollman.

10.5	Amendment to the Option Agreement, dated June 20, 2014 by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC. *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Executive Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL).

* - Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

(1) Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Current Report on Form 8-K , filed with the Securities and Exchange Commission on June 3, 2014.

(2) Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.'s Current Report on Form 8-K , filed with the Securities and Exchange Commission on June 3, 2014.

(3) Incorporated by reference to Exhibit 10.3 to Empire Resorts, Inc.'s Current Report on Form 8-K , filed with the Securities and Exchange Commission on June 3, 2014.