Form 10-Q
period 2014-09-30
EMPIRE RESORTS INC
filed 2014-11-10
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, as of November 5, 2014 was 39,395,572.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,215	$7,526
Restricted cash	1,890	1,070
Accounts receivable, net	837	1,178
Prepaid expenses and other current assets	4,632	3,023
Total current assets	16,574	12,797
Property and equipment, net	25,791	26,155
Other assets	27	95
Total assets	$42,392	$39,047
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,793	$2,555
Accrued expenses and other current liabilities	7,278	6,041
Short-term loan, related party	17,426	—
Total current liabilities:	26,497	8,596
Long-term loan, related party	—	17,426
Series E preferred stock payable - $10 per share redemption value, 1,551 Shares as of September 30, 2014 and December 31, 2013 (aggregate liquidation value of $30,170 as of September 30, 2014)	30,170	22,800
Total liabilities	56,667	48,822
Stockholders’ (deficit) / equity:
Preferred stock, 5,000 shares authorized; $0.01 par value -
Series A, $1,000 per share liquidation value, none issued and outstanding	—	—
Series B, $29 per share liquidation value, 44 shares issued and outstanding	—	—
Series E, $10 per share redemption value, 27 shares issued and outstanding September 30, 2014 and December 31, 2013, respectively (aggregate liquidation value of $519 and $503 as of September 30, 2014 and December 31, 2013, respectively)	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 39,372 and 36,495 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	394	365
Additional paid-in capital	175,210	159,027
Accumulated deficit	(189,879)	(169,167)
Total stockholders’ deficit	(14,275)	(9,775)
Total liabilities and stockholders’ equity	$42,392	$39,047
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Gaming	$16,683	$17,844	$45,886	$49,440
Food, beverage, racing & other	2,927	3,557	7,004	9,837
Gross revenues	19,610	21,401	52,890	59,277
Less: Promotional allowances	(837)	(1,723)	(3,291)	(3,847)
Net revenues	18,773	19,678	49,599	55,430
Costs and expenses:
Gaming	12,158	12,943	33,894	36,175
Food, beverage, racing and other	2,851	2,940	7,331	8,441
Selling, general and administrative	2,686	2,958	8,123	10,012
Development expenses	2,933	815	10,774	815
Stock-based compensation	144	65	427	215
Depreciation	321	346	997	1,018
Total costs and expenses	21,093	20,067	61,546	56,676
Loss from operations	(2,320)	(389)	(11,947)	(1,246)
Amortization of deferred financing costs	(22)	(18)	(68)	(54)
Interest expense	(2,506)	(336)	(8,481)	(995)
Net loss	(4,848)	(743)	(20,496)	(2,295)
Undeclared dividends on preferred stock	(47)	(47)	(141)	(5,461)
Net loss applicable to common shares	$(4,895)	$(790)	$(20,637)	$(7,756)
Weighted average common shares outstanding, basic	39,372	36,181	38,154	33,077
Weighted average common shares outstanding, diluted	39,372	36,181	38,154	33,077
Loss per common share, basic	$(0.12)	$(0.02)	$(0.54)	$(0.23)
Loss per common share, diluted	$(0.12)	$(0.02)	$(0.54)	$(0.23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(20,496)	$(2,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	997	1,018
Recovery of doubtful accounts	—	(1)
Non-cash interest expense	7,369	—
Loss/(Gain) on disposal of property and equipment	—	(103)
Stock-based compensation	427	215
Changes in operating assets and liabilities:
Restricted cash –NY Lottery and Purse Accounts	(823)	(722)
Accounts receivable	341	(220)
Prepaid expenses and other current assets	(1,609)	(2,075)
Other assets	68	127
Accounts payable	(762)	250
Accrued expenses and other current liabilities	1,238	(491)
Net cash used in operating activities	(13,250)	(4,297)
Cash flows from investing activities:
Purchases of property and equipment	(632)	(713)
Restricted cash - Racing capital improvement	2	57
Project development costs	—	(3,212)
Net cash used in investing activities	(630)	(3,868)
Cash flows from financing activities:
Proceeds from rights offering, net of expenses	13,180	11,178
Series E preferred shares redemption	—	(1,528)
Proceeds from exercise of stock options	2,389	—
Net cash provided in financing activities	15,569	9,650
Net increase in cash and cash equivalents	1,689	1,485
Cash and cash equivalents, beginning of period	7,526	9,063
Cash and cash equivalents, end of period	$9,215	$10,548
Supplemental disclosures of cash flow information:
Interest paid	$999	$999
Non-cash investing and financing activities:
Common stock issued in settlement of preferred stock dividends	$218	$205
Project development costs included in accrued expenses	$—	$950
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note A. Summary of Business and Basis for Presentation

Basis for Presentation

The condensed consolidated financial statements and notes as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and September 30, 2013 are unaudited and include the accounts of Empire Resorts, Inc. (“Empire”) and subsidiaries (the “Company”).

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

Liquidity

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2014, we had total current assets of approximately $16.6 million and current liabilities of approximately $26.5 million, including the $17.4 million convertible promissory note ("Kien Huat Note") issued to Kien Huat Realty III Limited ("Kien Huat"), our largest stockholder. We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $11.9 million for the nine months ended September 30, 2014. Management believes the results of the nine months ended September 30, 2014 are due to the (i) $10.8 million of development expenses for the Casino Project (as defined below), (ii) economic and competitive landscape in the region, (iii) reduced racing revenues due to the suspension of all simulcasting other than intra-state simulcasting from February 1, 2014 through July 20, 2014, because a horsemen's agreement was not in place with the Monticello Harness Horsemen’s Association ("MHHA") and delays in reinstating interstate simulcasting after such suspension was lifted; and (iv) severe weather that caused a reduction in revenues in the first (1st) quarter. However, the Company anticipates that its current cash and cash equivalent balances and cash generated from operations will be sufficient to meet its operating expenses for the next twelve months. Whether the Company's resources are adequate to meet the Company’s operating and liquidity needs beyond that period will depend on its growth and operating results and its ability to satisfy its obligations under the Kien Huat Note. In the event we are not granted a Gaming Facility License, the S-3 is no longer effective or the Company is deemed an “ineligible issuer,” we will need to renegotiate the terms of the Kien Huat Note prior to its maturity date of March 15, 2015.  However, there can be no assurance that the Company will be successful in renegotiating the Kien Huat Note to extend its maturity and potentially revising other terms.  If the Company is unable to amend the Kien Huat Note prior to its maturity, it could have a material adverse effect on the Company, including a default pursuant to the terms of the Kien Huat Note.

As more fully described below, on June 30, 2014, the Company, through a wholly-owned subsidiary, Montreign Operating Company, LLC ("Montreign"), submitted an application to the New York State Gaming Facility Location Board ("Siting Board") for a license (a "Gaming Facility License") to operate a resort casino (the "Casino Project") to be located at the site of Adelaar, a four-season destination resort planned for the Town of Thompson in Sullivan County 90 miles from New York City (the "Project"). In the Gaming Facility License application, the Company submitted a "preferred" proposal for the Casino Project and also addressed two (2) alternatives to its preferred proposal, which alternatives are based on the location of other gaming facilities in the Hudson Valley-Catskills Area (our "Area"). If the Siting Board decides to recommend that the Company be awarded a Gaming Facility License by the New York State Gaming Commission ("NYSGC"), the size of the Casino Project, including the amount of capital necessary to complete the Casino Project, will vary based upon the number and location of competitive licenses issued by the NYSGC in our Area. If the Company were to build one of the alternatives to the preferred proposal, each of the alternative building programs for the Casino Project would be scaled back to properly take into account the location of and the economic realities of increased competition from another gaming facility. The financing requirements for such a scaled back Casino Project is expected to be lower in each alternative, as well.

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

The Company obtained the commitment with respect to the CS Credit Facility and entered into the Commitment Letter to meet a requirement of the application for a Gaming Facility License, which requires the Company to demonstrate its ability to finance the costs and expenses of the Casino Project. However, the Company has reserved the flexibility to reassess our financing alternatives if we are granted a Gaming Facility License and either proceed with the financing options described herein or pursue alternative means of financing the Casino Project on terms and conditions more beneficial to the Company.

We may also seek to enter into other strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions in support of the Casino Project and our ongoing operations. On January 3, 2014, we filed the S-3, which was declared effective on February 12, 2014, covering the offer and sale of up to $250 million of our securities. As of November 10, 2014, we had up to $236.6 million available for future issuances under the S-3. The sale of additional equity will result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.

On April 2, 2014, the Company commenced a rights offering of common stock to holders of its common stock and Series B Preferred Stock (the "April 2014 Rights Offering"). The Company distributed to its common stock holders and Series B Preferred Stock holders one (1) non-transferable right to purchase one (1) share of common stock at a subscription price of $6.25 per share for each fifteen shares of common stock owned, or into which their Series B Preferred Stock was convertible on March 31, 2014, the record date for the April 2014 Rights Offering. In addition to being able to purchase their pro rata portion of the shares offered based on their ownership as of March 31, 2014, stockholders were able to oversubscribe for additional shares of common stock.

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

In December 2012, MRMI entered into a master development agreement (the "MDA") with EPT Concord II, LLC ("EPT") to develop 1,500 acres located in Sullivan County, New York (the "EPT Property"), which is owned by EPT and EPR Concord II, LP, each a wholly-owned subsidiary of EPR Properties Trust ("EPR"). The parties envision developing a four-season destination resort to be named Adelaar. The Casino Project, to be called “Montreign Resort Casino,” is a part of the initial phase of Adelaar, which will also include an Indoor Waterpark Lodge and adventure park, Rees Jones redesigned “Monster” Golf Course and an Entertainment Village, which will include retail, restaurant, shopping and entertainment. Together with the Casino Project, this initial phase of the Project is referred to as the “Gaming Facility.” Over the past three years, the Company has expended substantial energy on designing the Casino Project and, in conjunction with EPR, working with local, state and federal agencies and officials to obtain the necessary permits and approvals to begin construction. On June 30, 2014, the Company, through Montreign, applied for a Gaming Facility License, which is described in more detail below, with respect to the Casino Project. The size of the Casino Project, including the amount of capital necessary to complete the Montreign Resort Casino, will vary based upon the number and location of competitive licenses issued by the NYSGC in our Area. In addition, the development of the Project and the Casino Project is contingent upon various conditions, including obtaining all necessary governmental approvals, as described in the MDA, and the Company's ability to obtain necessary financing.
Recent Events

MRMI and MHHA had an agreement (the "MHHA Agreement") that governed the conduct of MRMI and MHHA relating to horseracing purse payments, the simulcasting of horse races and certain other payments. The MHHA Agreement expired pursuant to its terms on January 31, 2014. Absent an agreement, MRMI continued to run live harness races and paid MHHA members based on the requirements of statutory provisions. Because of the federal Interstate Horseracing Act, without a written agreement with the MHHA, which includes permission to simulcast into and out of New York, effective as of February 1, 2014 through July 20, 2014, MRMI suspended all simulcasting other than intra-state simulcasting. Beginning on July 21, 2014, MRMI and MHHA entered into interim agreements pursuant to which MRMI commenced interstate simulcasting immediately on July 21, 2014. On November 3, 2014, MRMI and MHHA entered into which will be for a term of two (2) years (the "2014 MHHA Agreement"). However, if the Casino Project is granted a Gaming Facility License, the 2014 MHHA Agreement will be extended for an additional seven (7) years beginning on the date that the NYSGC approves the Casino Project to engage in legalized gaming.

Regulation

VGM and Racing Operations

Our VGM and Racing operations are overseen by the NYSGC. The legislation that created the NYSGC provides that the Board of the NYSGC shall consist of seven members. As of November 10, 2014, six members have been appointed to the Board of the NYSGC. The NYSGC has the authority and responsibility to promulgate rules and regulations that affect the operations of our business. Prior to the creation of the NYSGC, our harness horseracing and simulcasting activities were overseen by the New York State Racing and Wagering Board ("RWB") and our VGM activities were overseen by the New York Lottery ("NYL"). Now, our VGM, harness horseracing and simulcast activities in the State of New York are overseen by the NYSGC, Division of Lottery and Division of Horse Racing, respectively.

In a letter dated October 22, 2014, the NYSGC assigned to MRMI the race dates requested for the month of November 2014. The NYSGC has not yet approved MRMI's racetrack and simulcast license renewal applications for calendar year 2014. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.

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

Casino Gaming

On July 30, 2013, the Upstate New York Gaming and Economic Development Act ("Gaming Act") was enacted. The Gaming Act, among other things, provides the statutory framework for the regulation of full-scale casino gaming, which was approved by New York State voters in November 2013 when they voted to approve a constitutional amendment to permit full-scale casino gaming. The Gaming Act amends the racing, pari-mutuel wagering and breeding law, the penal law, the tax law and the state finance law in relation to full-scale gaming. The Gaming Act authorizes the NYSGC to award up to four (4) upstate Gaming Facility Licenses. Gaming facilities are authorized in three regions of the state: the Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties, which is referred to as the "Hudson Valley-Catskills Area" and in which we are located; the Albany, Fulton, Montgomery, Rensselaer, Saratoga, Schenectady, Schoharie and Washington counties; and the Broome, Chemung (east of State Route 14), Schuyler (east of State Route 14), Seneca, Tioga, Tompkins, and Wayne (east of State Route 14) counties. Up to two (2) gaming facilities can be located in any of the three regions. No gaming facilities can be authorized in Putnam county, Westchester county, Rockland county, New York City or Long Island.

In addition, the Gaming Act amends the executive law, state finance law, Indian law, tax law and the racing, pari-mutuel wagering and breeding law in relation to: authorizing the settlement of disputes between the Oneida Nation of New York, the state, Oneida county and Madison county; identifying nations and tribes; video lottery gaming; administration of certain funds and accounts related to the commercial gaming revenue fund; enacting the state operations budget, in relation to commercial gaming revenues; directing the NYSGC to annually evaluate video lottery gaming; account wagering on simulcast horse races; and video lottery gaming vendor's fees. The Gaming Act amended the penal law to add new definitions and gaming crimes and to address the operation of unlawful electronic sweepstakes. Further, the Gaming Act authorizes Nassau Off-Track Betting Corporation ("Nassau OTB") and Suffolk Regional Off-Track Betting Corporation ("Suffolk OTB") to file video lottery gaming license applications to establish one (1) VGM facility each, at an Off-Track Betting site operated by Nassau OTB and Suffolk OTB respectively, with a maximum of one thousand (1,000) VGMs at each site.

In accordance with the Gaming Act, the Siting Board is charged with selecting applicants that are qualified to apply to the NYSGC to receive a Gaming Facility License and determining the location of such Gaming Facilities. The NYSGC is not required to issue a license if the Siting Board determines that there are no qualified applicants in a specific region. Once granted, there will be a seven (7) year exclusivity period for holders of Gaming Facility Licenses, commencing with the awarding of the license, during which no further Gaming Facilities will be licensed by the NYSGC. If the Legislature authorizes additional Gaming Facility Licenses within this period, licensees shall have the right to recover a pro-rata portion of the license fee paid.

Pursuant to the Gaming Act, the NYSGC is responsible for appointing a total of five members to the Siting Board. All five members have been appointed by the NYSGC to the Siting Board.

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

In total, seventeen applications for a Gaming Facility License were submitted in response to the RFA, one of which was disqualified by the Siting Board on August 7, 2014. Oral presentations of applications were held by the Siting Board on September 8 and 9, 2014. The Company and EPR provided an oral presentation of the Gaming Facility to the Siting Board on September 9, 2014. On September 23, 2014, the Siting Board conducted public input hearings on the nine applications in our Area. The NYSGC and Siting Board have indicated that casino siting and operators are expected to be formally announced in or about October 2014. However, as of November 10, 2014 no applicants have been selected by the Siting Board. There can be no assurance that the NYSGC will ultimately award us a Gaming Facility License on terms acceptable to us or at all, or that they will not postpone such determination.

The preferred proposal to build a Gaming Facility by Montreign contemplates the following elements:

• Montreign Resort Casino (defined above as "Casino Project": An 18-story casino, hotel and entertainment complex featuring an 80,000 sq.ft. casino (with 61table games and 2,150 state-of-the-art slot machines),391 luxury rooms designed to meet the 4-star and 4-diamond standards of Forbes® and AAA®, multiple dining and entertainment options, and meeting and conference space.

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

• Monster Golf Course: This famous course will be redesigned and improved by Rees Jones, “The Open Doctor”. It will be playable by golfers of every skill level and is yet another amenity to complement Montreign Resort Casino, which will lease and manage the course.

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

Among other things, the Option Agreement reflects the parties' agreement of when MRMI must decide whether it will lease the EPT Property for purposes of constructing the Casino Project. Pursuant to the Option Agreement, on November 30, 2013, MRMI exercised its right to extend the date by which it must make such determination (the "Option Exercise Period End Date") for up to a twelve (12) month period ending November 30, 2014 (the "First Extended Option Exercise Period"). In addition, the final date by which MRMI must decide whether or not to execute the Casino Lease (the "Final Option Exercise Outside Date") was extended to a date that is (i) one hundred twenty (120) days from the earliest to occur of specified triggers relating to whether MRMI is chosen to receive a Gaming Facility License or (ii) sixty (60) days from when affiliates of MRMI enter into an agreement to develop a gaming facility with someone other than MRMI (each a "Trigger Event"). In consideration of such extension, MRMI is obligated to make monthly option payments (each an “Option Payment”). If a Trigger Event occurs, EPT may, at its sole discretion, extend the Final Option Exercise Outside Date by a maximum of ninety (90) days and, before the Final Option Exercise Outside Date, waive such Trigger Event in writing (in which case the Option Agreement would continue as if such Trigger Event had not occurred).

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

During the term of the Option Agreement, MRMI agreed to make a good faith effort to pursue a Gaming Facility License. If MRMI fails to diligently pursue the Gaming Facility License, MRMI shall notify EPT and the Final Option Exercise Outside Date shall be sixty (60) days following the receipt of such notice by EPT. In furtherance of the Project and the Casino Project, EPT and MRMI negotiated the terms of a Master Declaration which was executed by EPT on December 6, 2013, which addresses the covenants, conditions, easements and restrictions of the Concord Resorts Master Association, LLC for the Project. In addition, EPT entered into an agreement with Aquatic Development Group to be the water park developer and operator for the Project and, in connection with such commitment, MRMI reimbursed EPT for certain out-of-pocket costs and expenses incurred by Aquatic Development Group pursuant to, and subject to the limitations contained in, the Option Agreement.

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

Pursuant to the June 20, 2014 amendment to the Option Agreement, MRMI and EPT agreed to amend the terms of the Casino Lease to expire on the earlier of: (i) the last day of the calendar month that is seventy (70) years after the commencement of the Casino Lease, and (ii) upon MRMI giving EPT written notice of its election to terminate the Casino Lease (the “Termination Option”) at least twelve (12) months prior to any one of five (5) Option Dates (as defined below). The Option Dates under the letter agreement mean each of the twentieth (20th), thirtieth (30th), fortieth (40th), fiftieth (50th) and sixtieth (60th) anniversary of the commencement of the ground lease. Upon MRMI’s timely notice of exercise of its Termination Option, the Casino Lease shall be automatically terminated effective as of the applicable Option Date. Additionally, within sixty (60) days after a Gaming Facility License has been awarded to Montreign, MRMI will assign, and Montreign will assume, the Option and Casino Lease to own or acquire the land through a tenancy for a term of seventy (70) years. The remaining terms and conditions of the Option Agreement remain unchanged.

Regulatory Permits and Approvals

In January, 2013, the Town Board (the "Town Board") of the Town of Thompson, in which the EPT Property is located, unanimously approved certain zoning amendments necessary for the development of the Project and the Comprehensive Development Plan for the entire project site. Moreover, in July 2013, the Planning Board of the Town of Thompson granted final site plan approval for the Casino Project. On April 17, 2014, an application for a Minor Amendment to the Site Development Plan Approval for the Casino Project was made to the Planning Board. The Minor Site Plan Amendment included a minor design change, and an increase in the number of hotel rooms and additional parking for the Casino Project. By Resolution dated June 3, 2014, the Town Board determined that no further environmental review under SEQRA was required in connection with the proposed Minor Site Plan Amendment and issued a Negative Declaration of Environmental Significance. The Planning Board approved the Minor Site Plan Amendment by Resolution dated June 11, 2014. On August 13, 2014, the Planning Board adopted a resolution approving the Final Subdivision Plat for the Project and the Casino Project parcels. MRMI will need to submit detailed construction plans to the Town of Thompson and receive other regulatory approvals, including approvals from the U.S. Army Corps of Engineers and the New York State departments of Environmental Conservation, Transportation and Health prior to the commencement of construction on the Casino Project.

On March 19, 2013, the County of Sullivan Industrial Development Agency (“IDA”) approved a Resolution (1) taking official action authorizing the issuance of revenue bonds to enable MRMI to use the industrial development revenue bonds for the financing of the Casino Project; (2) describing the forms of financial assistance being contemplated by the IDA to include: (i) an exemption from New York State (“State”) and local sales and use taxes with respect to certain items used in, or for the acquisition, construction and equipping of, the Casino Project, estimated to be $15 million, (ii) the grant of one or more Mortgage liens on IDA's interest in the Casino Project to secure the bonds and/or any other indebtedness incurred by or for the benefit of MRMI in connection with the Casino Project, which Mortgages would be exempt from all mortgage recording taxes imposed in the State, estimated to be $1.1 million, and (iii) a partial (or full) real property tax abatement, estimated to be $126 million over sixteen (16) years; and (3) appointing MRMI as IDA's agent to undertake the Casino Project. Fees for the utilization of the bonds and other financial assistance would be paid by MRMI to the IDA. In September 2014, MRMI, Montreign, and the IDA entered into agreements providing certain financial benefits for the acquisition, construction and financing of the Casino Project consistent with the IDA’s Destination Resort Program policy.  The IDA authorized the execution of these agreements pursuant to a resolution adopted on September 3, 2014. Consistent with the IDA resolution, the IDA, MRMI and Montreign executed an Agent Agreement, Lease Agreement, Leaseback Agreement, PILOT Agreement, and related documents, which will become effective upon the awarding of a Gaming License to Montreign.

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

In 2014, the total Project and Casino Project development costs incurred were approximately $10.8 million and consisted of $4.7 million in legal, construction manager costs, consultants and other professional services, $2.3 million of non-refundable payments pertaining to the Option Agreement with EPR, $1.9 million in architectural fees, $1.0 million payment for an application fee, and $900,000 payment to Kien Huat for a commitment fee pursuant to the Commitment Letter.

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

The retail value amounts included in promotional allowances for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Food and beverage	$411	$537	$1,239	$1,370
Non-subsidized free play	455	1,072	1,945	2,045
Players club awards	(29)	114	107	432
Total retail value of promotional allowances	$837	$1,723	$3,291	$3,847

The estimated cost of providing complimentary food, beverages and other items for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Food and beverage	$521	$570	$1,605	$1,583
Non-subsidized free play	269	633	1,147	1,207
Players club awards	(29)	114	107	432
Total cost of promotional allowances	$761	$1,317	$2,859	$3,222

Accounts receivable

Accounts receivable, net of allowances, are stated as the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2014 and December 31, 2013, the Company recorded an allowance for doubtful accounts of approximately $166,000.

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

The following table shows the approximate number of common stock equivalents outstanding at September 30, 2014 and 2013 that could potentially dilute basic earnings per share in the future.

	Outstanding as of September 30,
	2014	2013
Options	905,000	2,171,000
Warrants	1,083,000	1,083,000
Option matching rights	364,000	1,224,000
Restricted stock	156,000	50,000
Shares to be issued upon conversion of convertible debt	6,575,000	6,575,000
Total	9,083,000	11,103,000

Fair value

The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by FASB, for its financial assets and liabilities that had not been previously carried at fair value. The Company’s financial instruments are comprised of current assets, current liabilities and a short-term loan, related party. Current assets and current liabilities approximate fair value due to their short-term nature. As of September 30, 2014, the Company’s management was unable to reasonably estimate the fair value of the short-term loan, related party due to the inability to obtain quotes for similar credit facilities.

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

Recent accounting pronouncements

In May 2014, the FASB issued new revenue recognition guidance, which will supersede nearly all existing revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the new guidance implements a five-step process for customer contract revenue recognition. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is prohibited. Entities can transition to the new guidance either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management will assess the impact the new revenue recognition guidance will have on the consolidated financial statements by the end of 2014, but at this time does not believe it will have a significant impact.

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
Among other things, the Option Agreement reflects the parties' agreement of when MRMI must decide whether it will lease the EPT Property for purposes of constructing the Casino Project. Pursuant to the Option Agreement, on November 30, 2013, MRMI exercised its right to extend the Option Exercise Period End Date for up to a twelve month period ending November 30, 2014. In addition, the Final Option Exercise Outside Date was extended to a date that is (i) 120 days from the earliest to occur of specified triggers relating to whether MRMI is chosen to receive a Gaming Facility License or (ii) 60 days from when affiliates of MRMI enter into an agreement to develop a gaming facility with someone other than MRMI. If a Trigger Event occurs, EPT may, in its sole discretion, extend the Final Option Exercise Outside Date by a maximum of 90 days and, before the Final Option Exercise Outside Date, waive such Trigger Event in writing (in which case the Option Agreement would continue as if such Trigger Event had not occurred).
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

Pursuant to the Option Agreement, we made option payments to EPT in the amount of $750,000 and $472,603, on December 21, 2011 and March 8, 2013, respectively. On September 18, 2013, EPT's Board of Directors provided an irrevocable notice to proceed with the development of the EPT Property in accordance with the MDA. In addition, on September 30, 2013, MRMI's Board of Directors provided a certificate waiving MRMI's right to terminate the MDA. As a result, on September 30, 2013, the aggregate option payments of $1,222,603 made by MRMI to EPT, became non-refundable. As of September 30, 2013 approximately $815,000 of the $1,222,603 has been expensed.

EPT has also entered into an agreement with Aquatic Development Group to be the water park developer and operator for the project at the EPT property (a “Second Tenant Commitment”). In connection with the receipt of a Second Tenant Commitment, MRMI agreed to reimburse certain out-of-pocket costs and expenses incurred by such tenant, subject to a cap.

For the nine months ended September 30, 2014 we made option payments and recorded expenses to EPT totaling $2,250,000.

The option payments and associated expenses are obligations of MRMI. If the Company is granted a Gaming Facility License, MRMI will assign, and Montreign will assume, the Option and Casino Lease within sixty (60) days. Accordingly, Montreign will be responsible for development and the associated costs of development.

Note D. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, as presented on the balance sheet, are comprised of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Liability for horseracing purses	$1,666	$473
Accrued payroll	1,192	1,300
Accrued redeemable points	218	393
Liability to NYSGC	743	521
Liability for local progressive jackpot	902	768
Accrued professional fees	1,465	1,406
Federal tax withholding payable	114	—
Accrued other	978	1,180
Total accrued expenses and other current liabilities	7,278	6,041

Note E. Short-Term Loan, Related Party

On November 17, 2010, Empire entered into a loan agreement (the "Loan Agreement") with Kien Huat Realty III Limited ("Kien Huat"), our largest shareholder, pursuant to which Kien Huat made a loan (the "Kien Huat Loan") represented by a convertible promissory note in the principal amount of $35 million and which had an interest rate of 5% per annum. The Company paid down the principal of the Kien Huat Note in the amount of approximately $17.4 million from the proceeds of the rights offering the Company consummated in May 2011. The maturity date for the Kien Huat Note was May 17, 2013.

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

Subject to and upon compliance with the provisions of the Loan Agreement, including the receipt of shareholder approval of the issuance of the Company's common stock upon conversion of the Kien Huat Note (the "Shareholder Approval"), Kien Huat has the right to convert all or any portion of the principal sum evidenced by the Kien Huat Note such that the unconverted portion is $1,000 or a multiple of $1.00 in excess thereof into fully paid and non-assessable shares of Empire’s common stock at a conversion rate of initially 377 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $2.65 per share, subject to adjustment in accordance with the Loan Agreement. If, as of any date during the term (the “Measuring Date”), the average of the last reported bid prices of the Company’s common stock for the 20 consecutive trading days as defined in the Loan Agreement, ending on the trading day prior to the Measuring Date exceeds 200% of the conversion price in effect on the Measuring Date, then the Company is entitled to elect that Kien Huat convert all of the principal sum evidenced by the Kien Huat Note into shares of its common stock in accordance with the terms and provisions of the Loan Agreement, including the receipt of the Shareholder Approval. If Empire does not elect to force conversion of the Kien Huat Note and there have been no events of default as defined in the Loan Agreement, Empire may voluntarily prepay the Loan in whole or in part, with all interest accrued through the applicable period, absent notice from Kien Huat of its election to convert the Kien Huat Note.

In the event the Conversion Conditions are met, the Kien Huat Note will be converted into shares of the Company's common stock upon the earlier of (i) the consummation of a rights offering pursuant to the terms of that certain Commitment Letter (which is discussed in Note A above) and (ii) the maturity date of March 15, 2015. In the event the Kien Huat Note is converted in common stock pursuant to the Commitment Letter, the Kien Huat Note would be convertible into shares of common stock of the Company at a conversion rate of 382.202837 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $2.6164 per share. Such conversion rate and conversion price reflect adjustments to these terms that are required by the terms of the Loan Agreement as a result of the April 2013 Rights Offering (as defined below) and the April 2014 Rights Offering. The conversion rate and conversion price are subject to further adjustment pursuant to the Loan Agreement in the event of certain dilutive issuances by the Company.

In the event the Conversion Conditions are not met, .we will need to renegotiate the terms of the Kien Huat Note prior to its maturity date of March 15, 2015. However, there can be no assurance that the Company will be successful in renegotiating the Kien Huat Note to extend its maturity and potentially revising other terms.  If the Company is unable to amend the Kien Huat Note prior to its maturity, it could have a material adverse effect on the Company, including a default pursuant to the terms of the Kien Huat Note.

On July 18, 2014, the holders of a majority of the voting power of the Company's voting securities acted by written consent to approve the issuance of shares of the Company's common stock upon the conversion of the Kien Huat Note. Pursuant to the Delaware General Corporation Law and the Securities Exchange Act of 1934, as amended, such Shareholder Approval became effective on September 11, 2014.

The Company recognized approximately $987,000 and $995,000 in interest expense associated with the Loan during the nine months ended September 30, 2014 and 2013, respectively.
We have paid interest to Kien Huat pursuant to the Loan Agreement totaling approximately $4.1 million from November 2010 through March 31, 2014. Due to an inadvertent oversight, the Company did not withhold taxes due on interest payments from November 2010 through March 31, 2014, to Kien Huat, which is a foreign entity affiliate of ours, as required by the Internal Revenue Code of 1986, as amended. Kien Huat has reimbursed the Company for the taxes that were due on such interest payments, which are equal to 30% of the interest paid to Kien Huat, or approximately $1.2 million (the “Taxes Payable”). The total of the Taxes Payable and anticipated interest charges thereon is approximately $1.3 million.
The Taxes Payable amount has been remitted to the Internal Revenue Service (the "IRS") and was accepted by the IRS in the second quarter of fiscal year 2014. The interest on the Taxes Payable for fiscal year ending December 31, 2010 was paid and accepted by the IRS in the third quarter of fiscal year 2014 and no penalties were assessed.
The interest on the Taxes Payable for 2011-2013, which is estimated in the amount of $114,000, will be remitted to the IRS upon the IRS's request therefor. Based on the Company’s actions to correct such oversight, the Company believes that it is not probable that penalties would be due for the period of 2011-2013; however, if penalties were to be due to the IRS, the amount could be up to approximately $400,000. The Company has not adjusted its historical financial statements for any period prior to March 31, 2014 as the Company believes that the impact to previously issued financial statements is not material.

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
If the Concord Event had occured after December 31, 2013 and before June 30, 2014, all Preferred Stock and Accrued Dividends held by Bryanston would have been redeemable for an amount between $22.8 million and $28.0 million from funds legally available to the Company to effect such payment pro-rated based upon the actual number of days after December 31, 2013 the date that the Preferred Stock is redeemed.
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

As a result of the Settlement Agreement on June 30, 2013, and pursuant to ASC 480, the Series E Preferred Stock held by the Bryanston Parties became contractually redeemable subject to the terms and conditions of the Settlement Agreement and has been classified as a liability on the accompanying balance sheet as of that date. Changes in the value of the liability are recorded as interest expense to recognize the liability at the amount at which it would be contractually settled at the balance sheet date pursuant to the Settlement Agreement. For the nine months ended September 30, 2014, the Company recognized interest expense of approximately $7.4 million.

Note G. Stockholders’ Equity

Stock-based compensation expense was approximately $144,000 and $65,000 for the three months ended September 30, 2014 and 2013, respectively and approximately $427,000 and $215,000 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was approximately $446,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Company’s plan. That cost is expected to be recognized over the remaining vesting period. This expected cost does not include the impact of any future stock-based compensation awards.

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

On April 2, 2014, the Company commenced the April 2014 Rights Offering. The Company distributed to its common stock holders and Series B Preferred Stock holders one (1) non-transferable right to purchase one (1) share of common stock at a subscription price of $6.25 per share for each fifteen shares of common stock owned, or into which their Series B Preferred Stock was convertible, on March 31, 2014, the record date for the April 2014 Rights Offering. In addition to being able to purchase their pro rata portion of the shares offered based on their ownership as of March 31, 2014, stockholders were able to oversubscribe for additional shares of common stock.

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

Note H. Concentration

The Company has one debtor, that consists of Woodbine Racetrack, which represented 10%, of the total net outstanding racing related accounts receivables as of September 30, 2014. The Company had one debtor, that consisted of Western OTB which represented 10% of the total net outstanding racing related accounts receivable as of December 31, 2013.

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
Concord Associates, L.P. v. Entertainment Properties Trust
On September 18, 2013, the United States District Court for the Southern District of New York (“SDNY”) granted Motions to Dismiss filed by us and all other defendants. This lawsuit was filed in March 2012, by Concord and various affiliates in the United States District Court for the Southern District of New York ("SDNY") and asserted in an amended complaint various federal antitrust claims against us, EPR, EPT, Genting NY LLC and Kien Huat. The lawsuit arises out of our exclusivity agreement and option agreement with EPT to develop the site of the EPT Property located in Sullivan County, New York. Concord brought federal antitrust claims alleging conspiracy in restraint of trade, conspiracy to monopolize and monopolization. Concord also brought state law claims for tortious interference with contract and business relations. Concord sought damages in an amount to be determined at trial but not less than $500 million subject to automatic trebling under federal antitrust laws, unspecified punitive damages and permanent injunctive relief. In its decision, the SDNY dismissed Concord’s federal antitrust claims with prejudice and dismissed Concord's state law claims without prejudice. On October 2, 2013, Concord filed a Motion for Reconsideration and on October 18, 2013, Concord filed a Notice of Appeal. On October 22, 2013, the United States Court of Appeals for the Second Circuit issued a Notice of Stay of Appeal pending the outcome of the Motion for Reconsideration. On November 3, 2014, SDNY denied Concord's Motion for Reconsideration. We believe this lawsuit is without merit and we will aggressively defend our interests.
Other Proceedings
We are a party from time to time to various other legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

Note J. Subsequent Events

None

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
On June 30, 2014, the Company, through a wholly-owned subsidiary, Montreign Operating Company, LLC ("Montreign"), submitted an application to the New York State Gaming Facility Location Board ("Siting Board") for a license (a "Gaming Facility License") to operate a resort casino (the "Casino Project") to be located at the site of Adelaar, a four-season destination resort planned for the Town of Thompson in Sullivan County 90 miles from New York City (the "Project"). The Project is to be located on 1,500 acres owned by EPT Concord II, LLC ("EPT") and EPR Concord II, LP, each a wholly-owned subsidiary of EPR Properties Trust ("EPR"). The Casino Project, to be called "Montreign Resort Casino", is part of the initial phase of Adelaar, which will also include an indoor Waterpark Lodge and adventure park, Rees Jones redesigned "Monster" Golf Course and an Entertainment Village, which will include retail, restaurant, shopping and entertainment. Together with the Casino Project, this initial phase of the Project is referred to as the "Gaming Facility". Over the past three (3) years, the Company has expended substantial time and resources on designing the Casino Project and, in conjunction with EPR, working with local, state and federal agencies and officials to obtain the necessary permits and approvals to begin construction. The size of the Casino Project, including the amount of capital necessary to complete the Montreign Resort Casino, will vary based upon the number and location of competitive licenses issued by the New York State Gaming Commission ("NYSGC") in the Hudson Valley-Catskills Area (our "Area"), in which the Casino Project will be located. In addition, the development of the Project and the Casino Project is contingent upon various conditions, including obtaining all necessary governmental approvals and the Company's ability to obtain necessary financing.
Recent Events

MRMI and the Monticello Harness Horsemen's Association (the "MHHA") had an agreement (the "MHHA Agreement") that governed the conduct of MRMI and MHHA relating to horseracing purse payments, the simulcasting of horse races and certain other payments. The MHHA Agreement expired pursuant to its terms on January 31, 2014. Absent an agreement, MRMI continued to run live harness races and paid MHHA members based on the requirements of statutory provisions. Because of the federal Interstate Horseracing Act, without a written agreement with the MHHA, which includes permission to simulcast into and out of New York, effective as of February 1, 2014 through July 20, 2014, MRMI suspended all simulcasting other than intra-state simulcasting. On July 21, 2014, MRMI and MHHA entered into interim agreements pursuant to which MRMI commenced interstate simulcasting immediately on July 21, 2014. On November 3, 2014, MRMI and MHHA entered into which will be for a term of two (2) years (the "2014 MHHA Agreement"). However, if the Casino Project is granted a Gaming Facility License, the 2014 MHHA Agreement will be extended for an additional seven (7) years beginning on the date that the NYSGC approves the Casino Project to engage in legalized gaming.

Regulation
VGM and Racing Operations
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

In a letter dated October 22, 2014, the NYSGC assigned to MRMI the race dates requested for the month of November 2014. The NYSGC has not yet approved MRMI's racetrack and simulcast license renewal applications for calendar year 2014. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.

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
Casino Gaming
On July 30, 2013, the Upstate New York Gaming and Economic Development Act ("Gaming Act") was enacted. The Gaming Act, among other things, provides the statutory framework for the regulation of full-scale casino gaming, which was approved by New York State voters in November 2013 when they voted to approve a constitutional amendment to permit full-scale casino gaming. The Gaming Act amends the racing, pari-mutuel wagering and breeding law, the penal law, the tax law and the state finance law in relation to full-scale gaming. The Gaming Act authorizes the NYSGC to award up to four (4) upstate destination gaming resort licenses (each a "Gaming Facility License"). Gaming Facilities are authorized in three (3) regions of the state: the Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties, which is referred to as the "Hudson Valley-Catskills Area" and in which we are located; the Albany, Fulton, Montgomery, Rensselaer, Saratoga, Schenectady, Schoharie and Washington counties; and the Broome, Chemung (east of State Route 14), Schuyler (east of State Route 14), Seneca, Tioga, Tompkins, and Wayne (east of State Route 14) counties. Up to two (2) Gaming Facilities can be located in any of the three (3) regions. No Gaming Facilities can be authorized in Putnam county, Westchester county, Rockland county, New York City or Long Island.
In addition, the Gaming Act amends the executive law, state finance law, Indian law, tax law and the racing, pari-mutuel wagering and breeding law in relation to: authorizing the settlement of disputes between the Oneida Nation of New York, the state, Oneida county and Madison county; identifying nations and tribes; video lottery gaming; administration of certain funds and accounts related to the commercial gaming revenue fund; enacting the state operations budget, in relation to commercial gaming revenues; directing the NYSGC to annually evaluate video lottery gaming; account wagering on simulcast horse races; and video lottery gaming vendor's fees. The Gaming Act amended the penal law to add new definitions and gaming crimes and to address the operation of unlawful electronic sweepstakes. Further, the Gaming Act authorizes Nassau Off-Track Betting Corporation ("Nassau OTB") and Suffolk Regional Off-Track Betting Corporation ("Suffolk OTB") to file video lottery gaming license applications to establish one (1) VGM facility each, at an Off-Track Betting site operated by Nassau OTB and Suffolk OTB respectively, with a maximum of one thousand (1,000) VGMs at each site.
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
Pursuant to the Gaming Act, the NYSGC is responsible for appointing a total of five members to the Siting Board. All five members have been appointed by the NYSGC to the Siting Board.
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
Pursuant to the RFA, each Applicant was required to pay to the NYSGC an application fee of $1 million ("Application Fee") by April 23, 2014 to help defray the costs associated with the processing of the application and investigation of the applicant. However, if the costs of processing, investigation and related costs exceed the Application Fee, the applicant shall be required to pay the additional amount to the NYSGC within thirty (30) days after notification of insufficient fees. If the investigation costs related to an applicant are below the amount of the Application Fee paid, any unexpended portion shall be returned to the applicant. On April 18, 2014, the NYSGC confirmed that it received our Application Fee.
On June 30, 2014, Montreign submitted an application for a Gaming Facility License in response to the RFA. There are eight (8) applicants that filed nine (9) applications in our Area which include, among others, Caesars Entertainment, a joint venture between the Cordish Companies and Penn National Gaming, Inc. and RW Orange County LLC, an affiliate of Genting Malaysia Berhad, for which K.T. Lim, a director and beneficiary of Kien Huat, serves as chairman and chief executive officer.
In total, seventeen (17) applications for a Gaming Facility License were submitted in response to the RFA, one (1) of which was disqualified by the Siting Board on August 7, 2014. Oral presentations of applications were held by the Siting Board on September 8 and 9, 2014. The Company and EPR provided an oral presentation of the Gaming Facility to the Siting Board on September 9, 2014. On September 23, 2014, the Siting Board conducted public input hearings on the nine (9) applications in our Area. The NYSGC and Siting Board have indicated that casino siting and operators are expected to be formally announced in or about October 2014. However, as of November 10, 2014 no applicants have been selected by the Siting Board. There can be no assurance that the NYSGC will ultimately award us a Gaming Facility License on terms acceptable to us or at all, or that they will not postpone such determination.

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

• Monster Golf Course: This famous course will be redesigned and improved by Rees Jones, “The Open Doctor”. It will be playable by golfers of every skill level and is yet another amenity to complement Montreign Resort Casino, which will lease and manage the course.

In its application, Montreign also addressed two (2) alternatives to the preferred proposal based on the location of other gaming facilities, if any, in our Area. Pursuant to our application, if a gaming facility license is awarded for a gaming facility to be located in either Dutchess or Northern Orange Counties in our Area, our minimum capital investment in the Casino Project, without including the license fee, would be approximately $277 million. If a gaming facility license is awarded for a gaming facility to be located in Southern Orange County in our Area, our minimum capital investment in the Casino Project, without including the license fee, would be approximately $172 million. If the Company were to build one of the alternatives to the preferred proposal, each of the alternative building programs for the Casino Project would be scaled back to properly take into account the economic realities of increased competition from another Gaming Facility.

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

The Siting Board will evaluate Gaming Facility applications based on specific criteria which will be weighted as follows: 70% of the decision will be based on economic activity and business development factors, 20% will be based on local impact and 10% will be based on workforce factors. Additionally, local support for the Gaming Facility application must be demonstrated as a threshold application requirement. The duration of the initial licenses will be ten (10) years and the NYSGC will set the duration of, and fee for, renewal licenses. The NYSGC will oversee regulation of Gaming Facilities.

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
Among other things, the Option Agreement reflects the parties' agreement of when MRMI must decide whether it will lease the EPT Property for purposes of constructing the Casino Project. Pursuant to the Option Agreement, on November 30, 2013, MRMI exercised its right to extend the date by which it must make such determination (the "Option Exercise Period End Date") for up to a twelve (12) month period ending November 30, 2014 (the "First Extended Option Exercise Period"). In addition, the final date by which MRMI must decide whether or not to execute the Casino Lease (the "Final Option Exercise Outside Date") was extended to a date that is (i) one hundred twenty (120) days from the earliest to occur of specified triggers relating to whether MRMI is chosen to receive a Gaming Facility license or (ii) sixty (60) days from when affiliates of MRMI enter into an agreement to develop a gaming facility with someone other than MRMI (each a "Trigger Event"). In consideration of such extension, MRMI is obligated to make monthly option payments (each an “Option Payment”). If a Trigger Event occurs, EPT may, at its sole discretion, extend the Final Option Exercise Outside Date by a maximum of ninety (90) days and, before the Final Option Exercise Outside Date, waive such Trigger Event in writing (in which case the Option Agreement would continue as if such Trigger Event had not occurred).
If a Trigger Event has not occurred as of the end of the First Extended Option Exercise Period, (i) MRMI may extend the Option Exercise Period End Date by up to an additional twelve (12) months (the “Second Extended Option Exercise Period”) from November 30, 2014 to November 30, 2015 by making monthly Option Payments at a higher amount. If a Trigger Event has not occurred as of the end of the Second Extended Option Exercise Period, MRMI may extend the Option Exercise Period End Date on a monthly basis until the occurrence of a Trigger Event by making monthly Option Payments at an even higher amount. If MRMI exercises the Option and the Casino Lease for the EPT Property is executed between the parties, any Option Payments made by MRMI shall constitute prepaid rent and shall be applied against amounts due to EPT as rent under the Casino Lease.

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

During the term of the Option Agreement, MRMI agreed to make a good faith effort to pursue a Gaming Facility License. If MRMI fails to diligently pursue the Gaming Facility License, MRMI shall notify EPT and the Final Option Exercise Outside Date shall be sixty (60) days following the receipt of such notice by EPT. In furtherance of the Project and the Casino Project, EPT and MRMI negotiated the terms of a Master Declaration which was executed by EPT on December 6, 2013, which addresses the covenants, conditions, easements and restrictions of the Concord Resorts Master Association, LLC for the Project. In addition, EPT entered into an agreement with Aquatic Development Group to be the water park developer and operator for the Project and, in connection with such commitment, MRMI reimbursed EPT for certain out-of-pocket costs and expenses incurred by Aquatic Development Group pursuant to, and subject to the limitations contained in, the Option Agreement.

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

Pursuant to the Option Agreement, we made option payments to EPT in the amount of $750,000 and $472,603, on December 21, 2011 and March 8, 2013, respectively. On September 18, 2013, EPT's Board of Directors provided an irrevocable notice to proceed with the development of the EPT Property in accordance with the MDA. In addition, on September 30, 2013, MRMI's Board of Directors provided a certificate waiving MRMI's right to terminate the MDA. As a result, on September 30, 2013, the aggregate option payments of $1,222,603 made by MRMI to EPT, became non-refundable.

Pursuant to the June 20, 2014 letter agreement, MRMI and EPT have agreed to amend the terms of the Casino Lease to expire on the earlier of: (i) the last day of the calendar month that is seventy (70) years after the commencement of the Casino Lease, and (ii) upon MRMI giving EPT written notice of its election to terminate the Casino Lease (the “Termination Option”)

at least twelve (12) months prior to any one of five (5) Option Dates (as defined below). The Option Dates under the letter agreement mean each of the twentieth (20th), thirtieth (30th), fortieth (40th), fiftieth (50th) and sixtieth (60th) anniversary of the commencement of the ground lease. Upon MRMI’s timely notice of exercise of its Termination Option, the Casino Lease shall be automatically terminated effective as of the applicable Option Date. Additionally, within sixty (60) days after a Gaming Facility License has been awarded to Montreign, MRMI will assign, and Montreign will assume, the Option and Casino Lease to own or acquire the land through a tenancy for a term of seventy (70) years. The remaining terms and conditions of the Option Agreement remain unchanged.

Regulatory Permits and Approvals

In January, 2013, the Town Board (the "Town Board") of the Town of Thompson, in which the EPT Property is located, unanimously approved certain zoning amendments necessary for the development of the Project and the Comprehensive Development Plan for the entire project site. Moreover, in July 2013, the Planning Board of the Town of Thompson granted final site plan approval for the Casino Project. On April 17, 2014, an application for a Minor Amendment to the Site Development Plan Approval for the Casino Project was made to the Planning Board. The Minor Site Plan Amendment included a minor design change, and an increase in the number of hotel rooms and additional parking for the Casino Project. By Resolution dated June 3, 2014, the Town Board determined that no further environmental review under SEQRA was required in connection with the proposed Minor Site Plan Amendment and issued a Negative Declaration of Environmental Significance. The Planning Board approved the Minor Site Plan Amendment by Resolution dated June 11, 2014. On August 13, 2014, the Planning Board adopted a resolution approving the Final Subdivision Plat for the Project and the Casino Project parcels. MRMI will need to submit detailed construction plans to the Town of Thompson and received other regulatory approvals, including approvals from the U.S. Army Corps of Engineers and the New York State departments of Environmental Conservation, Transportation and Health prior to the commencement of construction on the Casino Project.

On March 19, 2013, the County of Sullivan Industrial Development Agency (“IDA”) approved a Resolution (1) taking official action authorizing the issuance of revenue bonds to enable MRMI to use the industrial development revenue bonds for the financing of the Casino Project; (2) describing the forms of financial assistance being contemplated by the IDA to include: (i) an exemption from New York State (“State”) and local sales and use taxes with respect to certain items used in, or for the acquisition, construction and equipping of, the Casino Project, estimated to be $15 million, (ii) the grant of one or more mortgage liens on IDA's interest in the Casino Project to secure the bonds and/or any other indebtedness incurred by or for the benefit of MRMI in connection with the Casino Project, which Mortgages would be exempt from all mortgage recording taxes imposed in the State, estimated to be $1.1 million, and (iii) a partial (or full) real property tax abatement, estimated to be $126 million over sixteen (16) years; and (3) appointing MRMI as IDA's agent to undertake the Casino Project. Fees for the utilization of the bonds and other financial assistance would be paid by MRMI to the IDA. In September 2014, MRMI, Montreign, and the IDA entered into agreements providing certain financial benefits for the acquisition, construction and financing of the Casino Project consistent with the IDA’s Destination Resort Program policy.  The IDA authorized the execution of these agreements pursuant to a resolution adopted on September 3, 2014. Consistent with the IDA resolution, the IDA, MRMI and Montreign executed an Agent Agreement, Lease Agreement, Leaseback Agreement, PILOT Agreement, and related documents, which will become effective upon the awarding of a Gaming License to Montreign.

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

In 2014, the total Project and Casino Project development costs incurred were approximately $10.8 million and consisted of $4.7 million in legal, construction manager costs, consultants and other professional services, $2.3 million of non-refundable payments pertaining to the Option Agreement with EPR, $1.9 million in architectural fees, $1.0 million payment for an application fee, and a $900,000 payment to Kien Huat for a commitment fee pursuant to the Commitment Letter.

Competition
Monticello Casino and Raceway
Our gaming operations are located in the Catskills region in the State of New York, which has historically been a resort area, although its popularity declined with the growth of destinations such as Atlantic City and Las Vegas. We are located approximately ninety (90) miles northwest of New York City. There are approximately 17.5 million adults who live within 100 miles of the Catskills area. In Sullivan County, the median household income from 2008 to 2012 was approximately $48,050. Specifically, Monticello Casino and Raceway is directly adjacent to New York State Route 17 (the future Interstate 86), has highly visible signage and convenient access, and is less than 1,000 feet from the highway’s exit.
Racing Competition
Generally, Monticello Casino and Raceway does not compete directly with other harness racing tracks in New York State for live racing patrons. However, Monticello Casino and Raceway does face intense competition for off-track and other legalized wagering at numerous gaming sites within the State of New York and the surrounding region. The inability to compete with larger purses for the races at Monticello Casino and Raceway and the limitation on other forms of legalized wagering that Monticello Casino and Raceway may offer has been a significant limitation on our ability to compete for off-track and other legalized wagering revenues. Moreover, our inability to simulcast races to and from facilities outside of New York State, between February 1st and July 20th of this year because we did not have a horsemen's agreement in place with MHHA and delays in reinstating the interstate simulcasting after such suspension, adversely impacted our racing operations revenues in 2014 and continues to negatively impact racing revenues even though we are now able to engage in the interstate simulcasting of races.
New York
In New York, we face competition for guests from Orange, Duchess and Ulster Counties in New York for our VGM operation from a VGM facility at Yonkers Raceway, located within the New York City metropolitan area. Yonkers Raceway has a harness horse racing facility, approximately 5,300 VGMs, food and beverage outlets and other amenities.
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
The Shinnecock Indian Nation (the "Nation"), a state-recognized Native American tribe, is an Indian entity recognized by the BIA. The Nation has expressed its interest in building a casino in Southampton, New York or at another location in downstate New York. Since becoming federally recognized, the Nation has the right to build a Class II casino (as defined in IGRA) on their 800-acre reservation in Southampton, New York. The Nation has expressed a desire to develop a Class III casino (as defined in IGRA) closer to New York City including the possibility of a casino at Belmont, New York. In September 2014, the Nation's members voted to dissolve its Gaming Authority. Therefore, the Nation's current position, with regard to its potential future in gaming, is unknown.
Additionally, seventeen applications for a Gaming Facility License were submitted in response to the RFA, one (1) of which was disqualified by the Siting Board on August 7, 2014. Nine of the applications were filed in our Area. Oral presentations of applications were held by the Siting Board on September 8 and 9, 2014 and on September 23, 2014, the Siting Board conducted public input hearings on the applications in our Area. The NYSGC and Siting Board have indicated that a decision with respect to the award of Gaming Facility Licenses is expected to be made in or about October 2014. We are unable to determine when or which tribal or other entities would obtain the ability to engage in legalized gaming activities in our Area.

Pennsylvania

To a lesser extent, Monticello Casino and Raceway faces competition from two (2) casinos that are in Pennsylvania. Pennsylvania casinos may operate table games and slot machines and have the ability to grant credit to guests of the casino. Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state. As of November 10, 2014, there were twelve (12) casinos in operation within Pennsylvania, with six (6) located at racetracks. One such racetrack facility is the Mohegan Sun at Pocono Downs, which has approximately 2,300 slot machines and 87 table games, including 18 poker tables, and a hotel and spa that opened in November 2013. The Mohegan Sun at Pocono Downs in Wilkes-Barre, Pennsylvania, is approximately seventy (70) miles southwest of Monticello. In addition, the Mount Airy Casino Resort has approximately 1,870 slot machines and 80 table games, including 9 poker tables, a hotel, spa and a golf course. The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately sixty (60) miles southwest of Monticello. The Pennsylvania Gaming Control Board ("PGCB") is currently evaluating proposals from four applicants for an additional license in Philadelphia. Recently Penn National requested to withdraw its license application for a casino in Philadelphia, PA.

Pennsylvania is also considering allowing Internet gaming. On February 14, 2014, the Pennsylvania Senate referred to a Senate Committee legislation to ban internet gaming in Pennsylvania and on June 17, 2014, the Pennsylvania Senate referred to a Senate Committee legislation that would authorize Internet gaming in the form of on-line poker. We are unable to determine whether and which, if any, legislation will be enacted and what effect it would have on our current operations.

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
In November 2011, the voters in New Jersey approved a constitutional amendment permitting the Legislature to authorize by law wagering at casinos in Atlantic City and at current or former racetracks, on the results of professional, certain college, and amateur sport and athletic events. The New Jersey State Legislature approved a bill that would allow the state Casino Control Commission to issue licenses to casinos and racetracks to accept bets on some professional and collegiate events and Governor Christie signed the legislation. The prohibition on racetracks and casinos to offer sports wagering was upheld by the Third Circuit Court of Appeals ("Third Circuit") in September 2013 due to the existing federal ban on such wagering and on June 23, 2014, the U.S. Supreme Court denied the writ of certiorari to review the determination of the Third Circuit regarding the federal lawsuit between certain sports leagues and the State of New Jersey. On October 17, 2014, Governor Christie signed legislation to partially repeal state prohibitions against sports wagering to the extent that they would apply such wagering at racetracks and casinos in New Jersey, based in part on the Third Circuit's statement that “it is left up to each state to decide how much of a law enforcement priority it wants to make of sports gambling, or what the exact contours of the prohibition will be.” Additionally, on September 8, 2014, the New Jersey Attorney General issued a formal opinion and law enforcement directive that sports pools operated by casinos and racetracks are exempt from criminal liability. On or about October 24, 2014 a federal district court judge in New Jersey issued a temporary restraining order prohibiting racetracks and casinos from accepting such sports wagers.
New Jersey law permits Atlantic City casinos to conduct Internet gaming by accepting wagers from individuals who are physically present in New Jersey and provides that such wagers may be accepted from individuals who are not physically present in New Jersey if the DGE determines that such wagering is not inconsistent with federal law or the law of the jurisdiction, including any foreign nation, in which any such person is located. Additionally, mobile gaming is permitted in any area located within the property boundaries of a casino hotel facility, including any recreation or swimming pool and excluding parking garages and parking areas. Further, New Jersey law permits racetrack customers to place bets on live or simulcast racing while they are on racetrack property, including the restaurants and outdoor areas, such as the paddock.

On October 14, 2014, the DGE issued a statement in which it said that the DGE "is currently authorized to approve skill-based games and is eager to receive skill-based game submissions for review. Social and skill-based gaming options such as Candy Crush and Words with Friends type games appeal to a new generation of players. Both the casino regulators and industry are trying to find ways to incorporate this type of play into the casino wagering environment." The DGE said that the law would permit the DGE to test such games and, if approved, permit them to be placed on casino floors within 14 days.

Recently, four Atlantic City, NJ casinos closed. Revel was purchased in a bankruptcy auction and the purchaser has indicated that it is planning to reopen as a casino.

Other Gaming

Currently electronic gaming machines are operated in thirty-nine (39) states and there are fifteen (15) states with commercial casinos that also offer table games. Legislation permitting other forms of casino gaming is proposed, from time to time, in various states, including those bordering the State of New York. Our business could be adversely affected by such competition.

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

Results of Operations
The results of operations for three months ended September 30, 2014 and 2013 (unaudited) are summarized below:

	9/30/2014	9/30/2013	Variance	Percentage Variance
	(dollars in thousands)
Revenues:
Gaming	$16,683	$17,844	$(1,161)	(7)%
Food, beverage, racing and other	2,927	3,557	(630)	(18)%
Gross revenues	19,610	21,401	(1,791)	(8)%
Less: Promotional allowances	(837)	(1,723)	886	51%
Net revenues	18,773	19,678	(905)	(5)%
Costs and expenses:
Gaming	12,158	12,943	785	6%
Food, beverage, racing and other	2,851	2,940	89	3%
Selling, general and administrative	2,686	2,958	272	9%
Development expenses	2,933	815	(2,118)	(260)%
Stock-based compensation	144	65	(79)	(122)%
Depreciation	321	346	25	7%
Total costs and expenses	21,093	20,067	(1,026)	(5)%
Loss from operations	(2,320)	(389)	(1,931)	496%
Amortization of deferred financing costs	(22)	(18)	(4)	(22)%
Interest expense	(2,506)	(336)	(2,170)	(646)%
Net loss	$(4,848)	$(743)	$(4,105)	(552)%

Gaming revenue
Gaming revenue decreased by $1.2 million or 7% for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Handle decreased by approximately $2.3 million or 1% for the three months ended September 30, 2014 as compared to September 30, 2013. Contributing to the decreased revenue was a reduction in VGM hold percentage from 7.0% for the three months ended September 30, 2014 compared to 7.4% for the three months ended September 30, 2013. The lower hold percentage represented approximately $956,000 of the $1.2 million decrease in gaming revenue. The average daily win per unit decreased from $176.66 to $165.15 for the three months year over year. During the third quarter, we made a concentrated effort to reduce our marketing to lower -tier unprofitable segments and we increased our marketing efforts to regain mid and high level tier players. While this results in lower overall win, it will increase player profitability. In addition, on July 22, 2014 Governor Andrew Cuomo signed legislation to amend the tax law to increase the non-subsidized free play allowance from 10% to 15% which resulted in approximately $129,000 higher free play. This increased our gross gaming revenue and promotional allowances.
Food, beverage, racing and other revenue
Food, beverage, racing and other revenue decreased by $630,000 or 18%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Food and beverage revenue decreased by $186,000 for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This decrease is largely due to reduced covers and a price decrease in the buffet during 2014. Racing revenue decreased by $493,000 for the three months ended September 30, 2014 as compared to September 30, 2013. This was due to the inability to simulcast races to and from facilities outside of New York State because we did not have a horsemen's agreement effective as of February 1, 2014 through July 20, 2014. We entered into interim agreements effective July 21, 2014 and our simulcasting resumed. However, this has adversely impacted our racing revenues even though we are now able to engage in interstate simulcasting of our races. Other revenue increased by $49,000 due to increased ATM revenue.

Promotional allowances
Promotional allowances decreased by $886,000 or 51%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a decrease in subsidized free play of $617,000. The subsidized free play decrease is due to the legislation that was authorized by Governor Andrew Cuomo on July 22, 2014 to amend the law, in relation to increasing the subsidized free play allowance from 10% to 15%. This increase will permit us to be more competitive with casinos in Pennsylvania which have access to unlimited non-subsidized free play. Players club awards decreased by $152,000 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013 primarily due to a revision in the manner in which the liability was calculated. Also, food and beverage complimentaries decreased by $117,000 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The food and beverage complimentaries decrease was due to fewer food coupons being issued.
Gaming costs
Gaming costs decreased by $785,000 or 6%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a decrease in New York Lottery ("NYL") and other commissions of $652,000 caused by lower gaming revenue. Additionally, other gaming expenses decreased by $122,000 largely due to lower software repairs and maintenance. Gaming payroll and related benefit costs decreased by $11,000 as compared to the same period in the prior year.
Food, beverage, racing and other costs
Food, beverage, racing and other costs decreased approximately $89,000 or 3%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Racing related expenses decreased by $117,000, largely due to not having to pay for the horseman health insurance and administrative fees. The Racing related increase was offset by an increase in food, beverage and other expenses in the amount of $28,000.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $272,000 or 9%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Legal and consulting fees decreased approximately $415,000 principally due to a one time insurance settlement payment received in the amount of $300,000 pertaining to a legal matter and marketing expenses decreased approximately $60,000. These decreases were offset by increased in payroll and related expenses increased by $99,000 along with other expenses in the amount of $104,000.
Development expenses
The $2.9 million in development expense consists of $1.8 million in legal, construction manager costs, consultants and other professional services, $750,000 of non-refundable payments pertaining to the Option Agreement with EPR, and $300,000 in architectural fees.

As of September 30, 2013 approximately $815,000 of the $1,222,603 EPT Option Agreement payments which became non-refundable had been expensed. During 2013, these expenses were reported within the line item Selling, general and administrative.
Stock-based compensation expense
Stock-based compensation expense increased by $79,000 or 122%, relating to compensation expense attributable to options granted to directors during the quarter ended March 31, 2014 and the vesting of restricted stock granted to management during November 2013 that had a three year vesting period.
Interest expense
Interest expense increased $2.2 million, for the three months ended September 30, 2014, as compared to $336,000 in the three months ended September 30, 2013. The Company recognized interest expense of approximately $2.5 million due to the Series E Preferred Stock becoming contractually redeemable subject to the terms and conditions of the Settlement Agreement and has been classified as a liability on the accompanying balance sheet as of that date. Increases in the amount that such liability would be settled at the balance sheet date pursuant to the terms of the Settlement Agreement are recorded as interest expense accordingly; the Company recorded a non-cash charge of $2.2 million during the three months ended September 30, 2014.

The results of operations for the nine months ended September 30, 2014 and 2013 (unaudited) are summarized below:

	9/30/2014	9/30/2013	Variance	Percentage Variance
	(dollars in thousands)
Revenues:
Gaming	$45,886	$49,440	$(3,554)	(7)%
Food, beverage, racing and other	7,004	9,837	(2,833)	(29)%
Gross revenues	52,890	59,277	(6,387)	(11)%
Less: Promotional allowances	(3,291)	(3,847)	556	14%
Net revenues	49,599	55,430	(5,831)	(11)%
Costs and expenses:
Gaming	33,894	36,175	2,281	6%
Food, beverage, racing and other	7,331	8,441	1,110	13%
Selling, general and administrative	8,123	10,012	1,889	19%
Development expenses	10,774	815	(9,959)	(1,222)%
Stock-based compensation	427	215	(212)	(99)%
Depreciation	997	1,018	21	2%
Total costs and expenses	61,546	56,676	(4,870)	(9)%
Loss from operations	(11,947)	(1,246)	(10,701)	859%
Amortization of deferred financing costs	(68)	(54)	(14)	(26)%
Interest expense	(8,481)	(995)	(7,486)	(752)%
Net loss	$(20,496)	$(2,295)	$(18,201)	(793)%

Gaming revenue
Gaming revenue decreased by $3.6 million or 7%, handle decreased by approximately $17.4 million or 2.6% for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. VGM hold percentage decreased to 7.0% for the nine months ended September 30, 2014 versus 7.4% for the nine months ended 2013. The decreased hold percentage represents approximately $2.6 million of the $3.6 million decrease in gaming revenue. The average daily win per unit decreased from $164.05 for the nine months ended September 30, 2013 to $152.26 for the nine months ended September 30, 2014. The severe weather during the first quarter of 2014 significantly impacted gaming revenue by $725,000. During the first quarter the property was closed three days and had several additional days impacted due to the severe weather. During the second and third quarters we made a concentrated effort to reduce our marketing to lower -tier unprofitable segments and we increased our marketing efforts to regain mid and high level tier players. While this results in lower overall win, it will increase player profitability. In addition, 2014 saw higher jackpots versus the prior year which resulted in an estimated $927,000 less revenue. Also, on July 22, 2014, Governor Andrew Cuomo signed legislation to amend the New York tax law to increases the subsidized free play allowance from 10% to 15% which resulted in approximately $129,000 higher free play. This increased our gross gaming revenue and promotional allowances.

Food, beverage, racing and other revenue
Food, beverage, racing and other revenue decreased by $2.8 million or 29%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Food and beverage revenue decreased by $388,000 for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The food and beverage decrease is largely due to reduced covers for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Additionally, there was a price decrease in the buffet during 2014. Racing revenue decreased by $2.6 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decrease in racing revenue was due to the inability to simulcast races to and from facilities outside of New York State from February 1, 2014 through July 20, 2014, because we did not have a horsemen's agreement effective during that period. We entered into interim agreements effective July 21, 2014 and our interstate simulcasting resumed. However, this has adversely impacted our racing revenues even though we are now able to engage in interstate simulcasting of our races due to delays in reinstating the interstate simulcasting signal after the suspension. These decreases were offset by a increase in other revenue of $110,000 for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase is principally due to increased ATM revenue.

Promotional allowances

Promotional allowances decreased by $556,000 or 14%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. Subsidized free play decreased by $100,000 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The subsidized free play decrease is due to the legislation that Governor Andrew Cuomo signed on July 22, 2014 to amend the New York tax law, in relation to increasing the non-subsidized free play allowance from 10% to 15%. This increase will permit us to be more competitive with casinos in Pennsylvania which have access to unlimited subsidized free play. Players club comps and awards decreased by $344,000 for the nine months ended September 30, 2014, as compared to the three months ended September 30, 2013. Players club awards decrease was primarily due to a revision in the manner in which the liability was calculated. Also, food and beverage complimentaries decreased by $112,000 for the nine months ended September 30, 2014, as compared to the three months ended September 30, 2013. The food and beverage complimentaries decrease was due to fewer food coupons being issued.
Gaming costs
Gaming costs decreased by $2.3 million or 6%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to lower NYSGC and other commissions of $2.3 million, resulting from lower gaming revenue, as compared to the same period in the prior year.
Food, beverage, racing and other costs
Food, beverage, racing and other costs decreased approximately $1.1 million or 13% for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. Racing and related expenses decreased by $1.1 million primarily due to reduced purse expenses of $706,00 attributed to reduced racing revenue and the inability to simulcast races to and from facilities outside of New York State because we did not have a horsemen's agreement from February 1, 2014 through July 20, 2014. Racing payroll and benefits decreased by $99,000 and other racing expenses decreased by $295,000. Food and beverage related expenses decreased by $22,000.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $1.9 million or 19%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. Legal and consulting fees decreased approximately $2.6 million, and are attributable to increased legal fees in 2013 associated with the various legal matters, including the Bryanston litigation. Additionally, we received one time insurance settlement payment in the amount of $300,000 pertaining to a legal matter. This decrease was offset by an increase in marketing related expenses of $178,000. Additionally, other expenses increased $315,000 due to sales and franchise tax and insurance expense. Payroll and related benefits costs increased approximately $178,000 largely due to higher medical, dental, vision and other benefit related costs.
Development expenses
In 2014, the total Project and Casino Project development costs incurred were approximately $10.8 million and consisted of $4.7 million in legal, construction manager costs, consultants and other professional services, $2.3 million of non-refundable payments pertaining to the Option Agreement with EPR, $1.9 million in architectural fees, $1.0 million payment for an application fee, and a $900,000 payment to Kien Huat for a commitment fee pursuant to the Commitment Letter.

As of September 30, 2013 approximately $815,000 of the $1,222,603 EPT Option Agreement payments which became non-refundable had been expensed. During 2013, these expenses were reported within the line item Selling, general and administrative.
Stock-based compensation expense
Stock-based compensation increased by $212,000 or 99%, related to compensation expense attributable to options granted to directors during the quarter ended September 30, 2014 and the vesting of restricted stock granted to management during November 2013 that had a three year vesting period.
Interest expense
Interest expense increased $7.5 million, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. For the nine months ended September 30, 2014, the Company recognized interest expense of approximately $8.5 million. The Series E Preferred Stock became contractually redeemable subject to the terms and conditions of the Settlement Agreement and has been classified as a liability on the accompanying balance sheet as of that date. Increases in the amount that such liability would be settled at the balance sheet date pursuant to the terms of the Settlement Agreement are recorded as interest expense accordingly, the Company recorded a non-cash charge of $7.4 million for the nine months ended September 30, 2014.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2014, we had total current assets of approximately $16.6 million and current liabilities of approximately $26.5 million, including the $17.4 million convertible promissory note ("Kien Huat Note") issued to Kien Huat. We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $11.9 million for the nine months ended September 30, 2014. Management believes the results of the nine months ended September 30, 2014 are due to the (i) $10.8 million of development expenses for the Casino Project (as defined below), (ii) economic and competitive landscape in the region, (iii) reduced racing revenues due to the suspension of all simulcasting other than intra-state simulcasting from February 1, 2014 through July 20, 2014, because a horsemen's agreement was not in place with the Monticello Harness Horsemen’s Association ("MHHA") and delays in reinstating interstate simulcasting after such suspension and (iv) severe weather that caused a reduction in revenues in the first quarter, However, the Company anticipates that its current cash and cash equivalent balances and cash generated from operations will be sufficient to meet its operating expenses for the next twelve months. Whether the Company's resources are adequate to meet the Company’s operating and liquidity needs beyond that period will depend on its growth and operating results and its ability to satisfy its obligations under the Kien Huat Note. In the event the Company is granted a Gaming Facility License, and so long as the Company's registration statement on Form S-3 remains effective and the Company is not deemed an "ineligible issuer" pursuant to the Securities Act of 1933, as amended (the "Conversion Conditions"), the Kien Huat Note will be converted into shares of the Company's common stock upon the earlier of (i) the consummation of a rights offering pursuant to the terms of that certain Commitment Letter (as defined and discussion below) and (ii) the maturity date of March 15, 2015. In the event we are not granted a Gaming Facility License, the S-3 is no longer effective or the Company is deemed an “ineligible issuer,” we will need to renegotiate the terms of the Kien Huat Note prior to its maturity date of March 15, 2015. However, there can be no assurance that the Company will be successful in renegotiating the Kien Huat Note to extend its maturity and potentially revising other terms.  If the Company is unable to amend the Kien Huat Note prior to its maturity, it could have a material adverse effect on the Company, including a default pursuant to the terms of the Kien Huat Note.

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

We may seek to enter into other strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions. On January 3, 2014, we filed a shelf registration statement on Form S-3, which was declared effective on February 12, 2014, covering the offer and sale of up to $250 million of our securities. As of November 10, 2014, we had up to $236.6 million available for future issuances under the Form S-3. The sale of additional equity will result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.

On April 2, 2014, the Company commenced a rights offering of common stock to holders of its common stock and Series B Preferred Stock (the "April 2014 Rights Offering"). The Company distributed to its common stock holders and Series B Preferred Stock holders one (1) non-transferable right to purchase one (1) share of common stock at a subscription price of

$6.25 per share for each fifteen shares of common stock owned, or into which their Series B Preferred Stock was convertible, on March 31, 2014, the record date for the April 2014 Rights Offering. In addition to being able to purchase their pro rata portion of the shares offered based on their ownership as of March 31, 2014, stockholders were able to oversubscribe for additional shares of common stock.

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

Net cash used in operating activities was approximately $13.3 million and $4.3 million provided during the nine months ended September 30, 2014 and 2013, respectively, which was primarily due to the increase in the net loss for the period. The increased net loss is primarily due to $10.8 million of development expenses for the Casino Project (as defined above).
Net cash used in investing activities was approximately $630,000 and $3.9 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease of approximately $3.3 million is largely a result of project development costs previously being capitalized that are now currently expensed.
Net cash provided in financing activities was approximately $15.6 million and $9.7 million for the nine months ended September 30, 2014. Approximately $13.4 million was received from the 2014 Rights Offering and we incurred approximately $189,000 in expenses pertaining to the 2014 Rights Offering. During the nine months ended September 30, 2014 we received approximately $2.4 million pertaining to the proceeds from the exercise of stock options. During 2013, approximately $11.4 million was received from the 2013 Rights Offering and we incurred approximately $223,000 in expenses pertaining to the 2013 Rights Offering. Also, approximately $1.5 million was utilized for the redemption of a portion of the Series E Preferred Shares.
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
We carried out an evaluation as of September 30, 2014 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Changes in Our Financial Reporting Internal Controls.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Concord Associates, L.P. v. Entertainment Properties Trust
On September 18, 2013, the United States District Court for the Southern District of New York (“SDNY”) granted Motions to Dismiss filed by us and all other defendants. This lawsuit was filed in March 2012, by Concord and various affiliates in the United States District Court for the Southern District of New York ("SDNY") and asserted in an amended complaint various federal antitrust claims against us, EPR, EPT, Genting NY LLC and Kien Huat. The lawsuit arises out of our exclusivity agreement and option agreement with EPT to develop the site of the EPT Property located in Sullivan County, New York. Concord brought federal antitrust claims alleging conspiracy in restraint of trade, conspiracy to monopolize and monopolization. Concord also brought state law claims for tortious interference with contract and business relations. Concord sought damages in an amount to be determined at trial but not less than $500 million subject to automatic trebling under federal antitrust laws, unspecified punitive damages and permanent injunctive relief. In its decision, the SDNY dismissed Concord’s federal antitrust claims with prejudice and dismissed Concord's state law claims without prejudice. On October 2, 2013, Concord filed a Motion for Reconsideration and on October 18, 2013, Concord filed a Notice of Appeal. On October 22, 2013, the United States Court of Appeals for the Second Circuit issued a Notice of Stay of Appeal pending the outcome of the Motion for Reconsideration. On November 3, 2014, SDNY denied Concord's Motion for Reconsideration. We believe this lawsuit is without merit and we will aggressively defend our interests.
Other Proceedings
We are a party from time to time to various other legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

10.1	Amendment No. 1 to Employment Agreement, dated August 24, 2014, by and between Empire Resorts Inc. and Charles A. Degliomini (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Executive Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL).

(1) Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Current Report on Form 8-K , filed with the Securities and Exchange Commission on August 26, 2014.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: November 10, 2014	/s/ Joseph A. D’Amato
Joseph A. D’Amato
Chief Executive Officer
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.
Dated: November 10, 2014	/s/ Laurette J. Pitts
Laurette J. Pitts
Executive Vice President, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

10.1	Amendment No. 1 to Employment Agreement, dated August 24, 2014, by and between Empire Resorts Inc. and Charles A. Degliomini (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Executive Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL).

* - Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

(1) Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Current Report on Form 8-K , filed with the Securities and Exchange Commission on August 26, 2014.