Form 10-K
period 2014-12-31
EMPIRE RESORTS INC
filed 2015-03-10
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
The aggregate market value of the issuer’s common equity held by non-affiliates, as of June 30, 2014 was $107,070,031 based on the closing price of the registrant’s common stock on the NASDAQ Global Market.
As of March 6, 2015, there were 46,683,231 shares of the registrant’s common stock outstanding.
_______________________________________
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about management’s current expectations. Examples of such forward-looking statements include discussions of the expected results of various strategies. Although we believe that our expectations are based upon reasonable assumptions, there can be no assurance that our financial goals will be realized. Our forward-looking statements concern matters that involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from the future results, performance or achievements described or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in the forward-looking statements made by us or on our behalf. Any statements that are not statements of historical fact may be forward-looking statements. Among others, we have used the words, “believes,” “anticipates,” “plans,” “estimates,” and “expects” to identify forward-looking statements. Such statements may be considered forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the risk factors set forth in Item 1A of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. We assume no obligation to update the forward-looking statements to reflect actual results or changes in the factors affecting such forward-looking statements.

Item 1.	Business.
Overview
Empire Resorts, Inc. (“Empire,” and, together with its subsidiaries, the “Company,” “us,” “our” or “we”) was organized as a Delaware corporation on March 19, 1993, and since that time has served as a holding company for various subsidiaries engaged in the hospitality and gaming industries.
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
In a letter dated November 20, 2014, the New York State Gaming Commission (the "NYSGC") assigned to MRMI the race dates requested for December 2014. In a letter dated December 30, 2014, the NYSGC approved MRMI's racetrack and simulcast license renewal applications for calendar year 2015. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.
On December 17, 2014, through our wholly-owned subsidiary, Montreign Operating Company, LLC ("Montreign"), the New York State Gaming Facility Location Board (the “Siting Board”) unanimously selected the Company as the sole Catskill/Hudson Valley Region One (“Region One” or "our Area") casino applicant eligible to apply to the NYSGC for a license (a "Gaming Facility License") to operate a resort casino (the "Casino Project") to be located at the site of a four-season destination resort planned for the Town of Thompson in Sullivan County 90 miles from New York City ("Adelaar" or the "Adelaar Project"). The Adelaar Project is to be located on 1,500 acres (the "EPR Property") owned by EPT Concord II, LLC ("EPT") and EPR Concord II, LP, each a wholly-owned subsidiary of EPR Properties Trust ("EPR"). The Casino Project, to be called "Montreign Resort Casino", is part of the initial phase of Adelaar, which will also include an indoor Waterpark Lodge and adventure park, Rees Jones redesigned "Monster" Golf Course and an Entertainment Village, which will include retail, restaurant, shopping and entertainment. Together with the Casino Project, this initial phase of the Adelaar Project is referred to as the "Gaming Facility". The Company and EPR have entered into various agreements in connection with the Adelaar Project and Casino Project including the Master Development Agreement and Option Agreement as set forth below. Over the past three (3) years, the Company has expended substantial time and resources on designing the Casino Project and, in conjunction with EPR, working with local, state and federal agencies and officials to obtain the necessary permits and approvals to begin construction.

The Siting Board announced their selection of Montreign after having initiated a Request for Applications ("RFA") competitive process on March 31, 2014, as more fully discussed below. The Montreign proposal to build a Gaming Facility selected for recommendation to the NYSGC by the Siting Board anticipates a minimum capital investment, without the license fee, of approximately $452 million. In addition, pursuant to the RFA, a holder of a Gaming Facility License in our Area must pay a minimum licensing fee within thirty (30) days after the award of a Gaming Facility License, which in our case would be $51 million. The NYSGC will award such Gaming Facility Licenses upon confirmation of the applicants’ suitability and their respective ability to complete the Gaming Facility. The development of the Adelaar Project and the Casino Project is contingent upon various conditions, including obtaining all necessary governmental approvals and the Company's ability to obtain necessary financing.
Recent Events

Rights Offering

On January 5, 2015, we commenced a rights offering (the “January 2015 Rights Offering”) of non-transferable subscription rights to holders of record of our common stock and Series B Preferred Stock as of January 2, 2015 to purchase up to 7,042,254 shares of our common stock. In connection with the January 2015 Rights Offering, on January 2, 2015, we and Kien Huat Realty III Limited (“Kien Huat”), our largest stockholder, entered into a standby purchase agreement (the “January 2015 Standby Purchase Agreement”). Pursuant to the January 2015 Standby Purchase Agreement, Kien Huat agreed to exercise in full its basic subscription rights granted in the January 2015 Rights Offering within ten (10) days of its grant. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in the January 2015 Rights Offering in an aggregate amount not to exceed $50 million. Under the January 2015 Standby Purchase Agreement, we paid Kien Huat a portion of the commitment fee (discussed below) in the amount of $250,000 and reimbursed Kien Huat for its expenses in an amount not exceeding $40,000. The net proceeds of the January 2015 Rights Offering will be used for the expenses relating to the pursuit of the Gaming Facility License for the Casino Project and for development purposes. If the Company is not awarded a gaming facility license, the remaining portion of the proceeds of the January 2015 Rights Offering will be used in its on-going operations.

In connection with the January 2015 Rights Offering, on January 2, 2015, we and Kien Huat also entered into an amendment (the “Amendment”) to a letter agreement between the parties, dated June 26, 2014 (the “Commitment Letter”), relating to Kien Huat’s commitment to provide equity financing for the Casino Project. Pursuant to the Commitment Letter, Kien Huat had agreed to participate in, and backstop, a rights offering (a “Casino Project Rights Offering”) in an amount up to $150 million plus the amount needed to redeem certain Series E Preferred Stock of Empire pursuant to an existing settlement agreement if Empire launched such a rights offering to provide the equity financing necessary for the Casino Project. As a result of the January 2015 Rights Offering and the January 2015 Standby Purchase Agreement, we and Kien Huat entered into the Amendment pursuant to which Kien Huat agreed to waive, solely with respect to the January 2015 Rights Offering, the condition precedent to the Casino Project Rights Offering that the Gaming Facility License shall have been awarded to Montreign. Moreover, we and Kien Huat agreed to revise the maximum amount of the Casino Project Rights Offering to take into account the January 2015 Rights Offering and the commitment fee payable pursuant to the January 2015 Standby Purchase Agreement.

The January 2015 Rights Offering closed on February 6, 2015. The Company issued a total of 7,042,254 shares of common stock at $7.10 per share. This includes 53,291 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 4,321,798 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 2,667,165 shares not sold in the January 2015 Rights Offering pursuant to the January 2015 Standby Purchase Agreement. After giving effect to the January 2015 Rights Offering, Kien Huat owns approximately 67% of the outstanding shares of the Company’s common stock. The net proceeds of the January 2015 Rights Offering were approximately $49.5 million following the deduction of expenses.

Kien Huat Loan Agreement Amendment

On March 3, 2015, the Company and Kien Huat entered into Amendment No. 3 (the "Third Amendment") to the Loan Agreement, dated November 17, 2010 and amended on August 8, 2012 and December 18, 2013 (the "Loan Agreement"). Pursuant to the Third Amendment, the maturity date of the loan was extended from March 15, 2015 to March 15, 2016. Additionally, pursuant to the Third Amendment, the Loan Agreement was amended to add the denial to issue a Gaming Facility License to the Company as an Event of Default. In consideration of the execution of the Third Amendment, the Company agreed to pay Kien Huat a onetime fee of $25,000 and to pay the out-of-pocket legal fees and expenses incurred by Kien Huat in an amount not to exceed $20,000. Except for these amendments, the Loan Agreement remains unchanged and in full force and effect.

Definition of Video Lottery Gaming

The 2015-2016 Executive Budget, Revenue Article VII Legislation, expands the statutory definition of Video Lottery Gaming to include "any lottery game played on a video lottery terminal that issues electronic tickets, allows multiple players to participate in the same game and determines winners to a material degree upon the element of chance, notwithstanding that the skill of a player may influence such player's chance of winning a game. Video lottery gaming may include elements of player interaction after a player receives an initial chance." If adopted, MRMI shall pursue adding these types of VGMs to its facility.
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
VGM Operations
We currently operate a 45,000 square foot VGM facility known as Monticello Casino and Raceway. Revenues derived from our VGM operations consist of VGM revenues and related food and beverage revenues. The VGMs are owned by the State of New York. By statute, from April 1, 2008 until March 31, 2015, 41% of gross VGM revenue is distributed to us. Unless the 2015-2016 State Budget, which we anticipate will be adopted by March 31, 2015, contains a provision to extend this share percentage of gross VGM revenue to March 31, 2016, effective as of April 1, 2015, 39% of gross VGM revenue will be distributed to us. Gross VGM revenues consist of the total amount wagered at our VGMs, less prizes awarded. The statute provides a marketing allowance for racetracks operating video lottery programs of 10% on the first $100 million of net revenues generated and 8% thereafter. Video lottery gaming shall only be permitted for no more than twenty consecutive hours per day and on no day shall such operation be conducted past 6:00 a.m.
VGM activities in the State of New York are overseen by the NYSGC.
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

An agreement between MRMI and the Monticello Harness Horsemen’s Association (the “MHHA”), which governs the conduct of MRMI and MHHA relating to horseracing purse payments, the simulcasting of horse races and certain other payments, expired pursuant to its terms on January 31, 2014. MRMI and MHHA were attempting to negotiate a new agreement and engaged in several mediation sessions conducted by the NYSGC in an attempt to reach an agreement. Absent an agreement, MRMI continued to run live harness races and paid MHHA members based on the requirements of statutory provisions. However, because of the federal Interstate Horseracing Act, without a written agreement with the MHHA, which includes permission to simulcast into and out of New York, effective as of February 1, 2014 and through July 20, 2014, MRMI was required to suspend all simulcasting other than intra-state simulcasting.

On July 21, 2014, MRMI and MHHA entered into an interim agreement pursuant to which MRMI commenced interstate simulcasting immediately on July 21, 2014. On November 3, 2014, MRMI and MHHA entered into an agreement that will govern the conduct of MRMI and MHHA relating to horseracing purse payments, the simulcasting of horse races and certain other payments (the "2014 MHHA Agreement"). The 2014 MHHA Agreement will have an initial term of two (2) years. However, if Montreign is awarded a Gaming Facility License, the 2014 MHHA Agreement will be extended for an additional seven (7) years beginning on the date that the NYSGC approves the Casino Project to engage in legalized gaming. On that same date, MHHA will also receive 1,000,000 shares of Empire common stock and a warrant to purchase 300,000 shares of common stock, the proceeds of any sales of which will provide additional monies for the harness horsemen’s purse account. In 2014, 2013 and 2012, we generated approximately $1.8 million, $4.0 million and $3.6 million, respectively, of revenues from the import and export simulcasting of out-of-state racing, of which approximately $900,000, $2.0 million and $1.8 million, respectively, were due to the horsemen.
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
Raceway Operations, Simulcasting and Pari-mutuel Wagering activities in the State of New York are overseen by the NYSGC.
Montreign Resort Casino
Our proposed Montreign Resort Casino which is anticipated to be built as part of the initial phase of Adelaar, is expected to include:

•	an 18-story casino, hotel and entertainment complex;

•	an 80,000 sq.ft. casino (with 61 table games and 2,150 state-of-the-art slot machines);

•	391 luxury rooms designed to meet the 4-star and 4-diamond standards of Forbes® and AAA®;

•	multiple dining and entertainment options; and

•	meeting and conference space.
Master Development Agreement
EPT and EPR Concord II, LP are the sole owners of the EPT Property on which the Company and EPR envision the development of a four-season destination resort to be named Adelaar. On December 14, 2012 (the "Effective Date"), EPT and the Company entered into the Master Development Agreement ("MDA") to develop the EPT Property. The MDA defines and governs the overall relationship between EPT and the Company with respect to the development, construction, operation, management and disposition of the Adelaar Project to be developed by the parties on the EPT Property. The term of the MDA commenced on the Effective Date and shall expire on the earlier of (i) the earliest date on which the Casino Project, the Golf Course Project and the Initial Resort Project (as such terms are defined in the MDA) are all open to the general public for business and (ii) the sooner termination pursuant to the terms of the MDA. The parties also agreed to continue to cooperate in good faith with the on-going development plans and have agreed to share certain mutually agreed upon expenses including expenses relating to common infrastructure work. Either party has the right to terminate the MDA prior to the execution of a lease between EPT and the Company with respect to the EPT Property prior to the commencement of construction on the Casino Project (the "Casino Lease"). Following the payment of any additional amounts accrued pursuant to the MDA as of the date of termination, neither party shall have any obligations under the MDA.

In accordance with the terms of the MDA, the Company shall be responsible for the development and construction of the Casino Project, in which the Company has agreed to invest a minimum of $300 million. Once the development of the Casino Project is completed, the Company shall then be responsible for maintaining and operating the Casino Project in accordance with the operating standards contained in the Casino Lease.

The Company and EPT agreed to cooperate with each other and appropriate governmental authorities and to provide such information as may be reasonably requested by such governmental authorities in order to obtain and maintain all gaming and related licenses required to operate the Casino Project. In accordance with the terms of the Option Agreement, which is discussed below, we waived our right to terminate the MDA pursuant to specified provisions therein and, unless the Option terminates due to the occurrence of a Trigger Event, which is defined below, so long as EPT has provided its notice to proceed, the Master Declaration has been executed and EPT is not in breach of the Option Agreement or any other agreements between the parties, we are prohibited from building or operating a Gaming Facility in our Area anywhere other than at the EPT Property or building or operating a VGM facility anywhere other than at MRMI’s existing site or at the EPT Property for a period of five years following the termination of the Option Agreement. The development of the Adelaar Project, including the Casino Project, is contingent upon various conditions, including obtaining necessary governmental approval, as fully set forth in the MDA and the Company's ability to obtain necessary financing.
Option Agreement
On December 21, 2011 (the “Option Effective Date”), the Company entered into an option agreement with EPT, which was last amended by a letter agreement dated June 20, 2014, between EPT and the Company (as amended, the “Option Agreement”). Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease certain portions of the EPT Property pursuant to the terms of the form of Casino Lease negotiated between the parties. Our rights and obligations pursuant to the Option Agreement are subject to certain existing EPT agreements.
Among other things, the Option Agreement reflects the parties' agreement of when the Company must decide whether it will lease the EPT Property for purposes of constructing the Casino Project. Pursuant to the Option Agreement, on November 30, 2013, the Company exercised its right to extend the date by which it must make such determination (the "Option Exercise Period End Date") for up to a twelve (12) month period ending November 30, 2014 (the "First Extended Option Exercise Period"). In addition, the final date by which the Company must decide whether or not to execute the Casino Lease (the "Final Option Exercise Outside Date") was extended to a date that is (i) one hundred twenty (120) days from the earliest to occur of specified triggers relating to whether the Company is chosen to receive a Gaming Facility license or (ii) sixty (60) days from when affiliates of MRMI enter into an agreement to develop a gaming facility with someone other than MRMI (each a "Trigger Event"). In consideration of such extension, the Company made monthly option payments (each an “Option Payment”). If a Trigger Event occurs, EPT may, at its sole discretion, extend the Final Option Exercise Outside Date by a maximum of ninety (90) days and, before the Final Option Exercise Outside Date, waive such Trigger Event in writing (in which case the Option Agreement would continue as if such Trigger Event had not occurred).
Because a Trigger Event did not occur as of the end of the First Extended Option Exercise Period, (i) the Company has the ability to extend the Option Exercise Period End Date by up to an additional twelve (12) months (the “Second Extended Option Exercise Period”) from November 30, 2014 to November 30, 2015 by making monthly Option Payments of $375,000 per month. If a Trigger Event has not occurred as of the end of the Second Extended Option Exercise Period, the Company may extend the Option Exercise Period End Date on a monthly basis until the occurrence of a Trigger Event by making monthly Option Payments at an even higher amount. If the Company exercises the Option and the Casino Lease for the EPT Property is executed between the parties, any Option Payments made by the Company shall constitute prepaid rent and shall be applied against amounts due to EPT as rent under the Casino Lease.

If a Trigger Event occurs, EPT shall have the immediate right to discuss or negotiate with any other entity with respect to developing a casino or seeking a Gaming Facility License regarding the EPT Property and, if the Company has not exercised the Option by the applicable Final Option Exercise Outside Date, EPT shall have the immediate right to enter into an agreement with another entity to develop a casino or seek a Gaming Facility License with respect to the EPT Property.

During the term of the Option Agreement, the Company agreed to make a good faith effort to pursue a Gaming Facility License. If the Company fails to diligently pursue the Gaming Facility License, the Company shall notify EPT and the Final Option Exercise Outside Date shall be sixty (60) days following the receipt of such notice by EPT. In furtherance of the Adelaar Project and the Casino Project, EPT and the Company negotiated the terms of a Master Declaration which was executed by EPT on December 6, 2013, which addresses the covenants, conditions, easements and restrictions of the Concord Resorts Master Association, LLC for the Adelaar Project.

EPT has also granted the Company the option to purchase the EPT Property, together with the other property owned by EPT at the site of the former Concord Resort, which option is exercisable upon the occurrence of a Trigger Event or any time between May 1, 2015 and June 30, 2015, at book value as of August 30, 2013 plus capitalized expenses incurred by EPT after such date through the purchase date and related to the development of the EPT Property.

Pursuant to the Option Agreement, we made option payments to EPT in the amount of $750,000 and $472,603, on December 21, 2011 and March 8, 2013, respectively. On September 18, 2013, EPT's Board of Directors provided an irrevocable notice to proceed with the development of the EPT Property in accordance with the MDA. In addition, on September 30, 2013, we provided a certificate waiving our right to terminate the MDA. As a result, on September 30, 2013, the aggregate option payments of $1,222,603 made by us to EPT, became non-refundable. In addition to the payments above, we have made approximately $3.1 million in non-refundable payments pertaining to the Option Agreement with EPT during 2014.

Pursuant to the June 20, 2014 letter agreement, the Company and EPT agreed to amend the terms of the Casino Lease to expire on the earlier of: (i) the last day of the calendar month that is seventy (70) years after the commencement of the Casino Lease, and (ii) upon the Company giving EPT written notice of its election to terminate the Casino Lease (the “Termination Option”) at least twelve (12) months prior to any one of five (5) Option Dates (as defined below). The Option Dates under the letter agreement mean each of the twentieth (20th), thirtieth (30th), fortieth (40th), fiftieth (50th) and sixtieth (60th) anniversary of the commencement of the ground lease. Upon the Company's timely notice of exercise of its Termination Option, the Casino Lease shall be automatically terminated effective as of the applicable Option Date. Additionally, within sixty (60) days after a Gaming Facility License has been awarded to Montreign, MRMI will assign, and Montreign will assume, the Option and Casino Lease to own or acquire the land through a tenancy for a term of seventy (70) years. The remaining terms and conditions of the Option Agreement remain unchanged.

Regulatory Permits and Approvals

In January, 2013, the Town Board (the "Town Board") of the Town of Thompson, in which the EPT Property is located, unanimously approved certain zoning amendments necessary for the development of the Adelaar Project and the Comprehensive Development Plan for the entire project site. Moreover, in July 2013, the Planning Board of the Town of Thompson granted final site plan approval for the Casino Project. On April 17, 2014, an application for a Minor Amendment to the Site Development Plan Approval for the Casino Project was made to the Planning Board. The Minor Site Plan Amendment included a minor design change, and an increase in the number of hotel rooms and additional parking for the Casino Project. By Resolution dated June 3, 2014, the Town Board determined that no further environmental review under the State Environmental Quality Review Act ("SEQRA") was required in connection with the proposed Minor Site Plan Amendment and issued a Negative Declaration of Environmental Significance. The Planning Board approved the Minor Site Plan Amendment by Resolution dated June 11, 2014. On August 13, 2014, the Planning Board adopted a resolution approving the Final Subdivision Plat for the Adelaar Project and the Casino Project parcels. On January 5, 2015, the New York State Department of Environmental Conservation issued a Freshwater Wetlands Permit, Stream Disturbance Permit and Water Quality Certification authorizing disturbances to certain state regulated wetlands and stream corridors necessary to facilitate the development. On January 6, 2015, the Town issued a local building department permit authorizing the removal of certain trees necessary to facilitate the development. On February 20, 2015, the U.S. Army Corps of Engineers issued a Wetlands Permit authorizing discharges to certain federally regulated wetlands on the EPT Property.

The Company will need to submit detailed construction plans to the Town of Thompson and receive other regulatory approvals, including approvals from the New York State departments of Environmental Conservation, Transportation and Health prior to the commencement of construction on the Casino Project. Moreover, additional design changes may require further review and approvals by the Town Board and other responsible governmental bodies and agencies.

On March 19, 2013, the County of Sullivan Industrial Development Agency (“IDA”) approved a Resolution (1) taking official action authorizing the issuance of revenue bonds to enable the Company to use the industrial development revenue bonds for the financing of the Casino Project; (2) describing the forms of financial assistance being contemplated by the IDA to include: (i) an exemption from New York State (“State”) and local sales and use taxes with respect to certain items used in, or for the acquisition, construction and equipping of, the Casino Project, estimated to be $15 million, (ii) the grant of one or more mortgage liens on IDA's interest in the Casino Project to secure the bonds and/or any other indebtedness incurred by or for the benefit of the Company in connection with the Casino Project, which Mortgages would be exempt from all mortgage recording taxes imposed in the State, estimated to be $1.1 million, and (iii) a partial (or full) real property tax abatement, estimated to be $126 million over sixteen (16) years; and (3) appointing the Company as IDA's agent to undertake the Casino Project. Fees for the utilization of the bonds and other financial assistance would be paid by the Company to the IDA. In September 2014, MRMI, Montreign, and the IDA entered into agreements providing certain financial benefits for the acquisition, construction and financing of the Casino Project consistent with the IDA’s Destination Resort Program policy.  The IDA authorized the execution of these agreements pursuant to a resolution adopted on September 3, 2014. Consistent with the IDA resolution, the IDA, MRMI and Montreign executed an Agent Agreement, Lease Agreement, Leaseback Agreement, PILOT Agreement, and related documents, which will become effective upon the awarding of a Gaming License to Montreign.

Expenses of Development

Prior to the enactment of the Gaming Act (defined below) in 2013 and the subsequent referendum approving a constitutional amendment in November 2013 to permit Gaming Facilities in New York, we capitalized our development costs for the Casino Project as a VGM facility because we would have transferred our current VGM license to the Casino Project as a VGM facility. However, subsequent to the enactment of the Gaming Act, Montreign submitted an application to the Siting Board for a Gaming Facility License to operate the Casino Project in a competitive environment. Because of the uncertainty of the awarding of a Gaming Facility License in such a competitive environment, we are not capitalizing the expenditures relating to the Casino Project. Therefore, during the fourth quarter of 2013, we expensed approximately $16.0 million of previously capitalized costs relating to the Casino Project, and, since that time, all costs incurred for the Casino Project as part of the proposed Gaming Facility will be expensed until we are awarded a Gaming Facility License. Although we were selected on December 17, 2014 by the Siting Board to apply to the NYSGC for a Gaming Facility License, it is not certain that we will obtain a Gaming Facility License necessary for the Casino Project.

In fiscal year 2014, the Casino Project development costs incurred were approximately $12.2 million and consisted of $5.1 million in legal, construction manager costs, consultants and other professional services, $3.1 million of non-refundable payments pertaining to the Option Agreement with EPR, $2.1 million in architectural fees, $1.0 million payment for the RFA application fee, and a $900,000 payment to Kien Huat for a commitment fee pursuant to the Commitment Letter.

In fiscal year 2013, the Adelaar Project and Casino Project development costs expensed were approximately $18.0 million. The $18.0 million consisted of $10.4 million in architectural fees, $1.9 million for shared development expenses with EPR, $2.3 million in legal, $1.0 million in construction manager costs, $900,000 in consultants and other professional services, and $1.5 million of non-refundable payments pertaining to the Option Agreement with EPR.

Regulation
VGM and Racing Operations
Our VGM and harness horseracing and simulcast operations are overseen by the NYSGC. The legislation that created the NYSGC provides that the Board of the NYSGC shall consist of seven members. As of March 6, 2015, six members have been appointed to the Board of the NYSGC. The NYSGC has the authority and responsibility to promulgate rules and regulations that affect the operations of our business. Prior to the creation of the NYSGC, our harness horseracing and simulcasting activities were overseen by the New York State Racing and Wagering Board ("RWB") and our VGM activities were overseen by the New York Lottery ("NYL"). Now, our VGM, harness horseracing and simulcast activities in the State of New York are overseen by the NYSGC, Division of Lottery and Division of Horse Racing, respectively.

In a letter dated November 20, 2014, NYSGC assigned to MRMI the race dates requested for December 2014. In a letter dated December 30, 2014, the NYSGC approved MRMI's racetrack and simulcast license renewal applications for calendar year 2015. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.

On July 22, 2014, the Governor signed legislation to amend the New York tax law, in relation to the authorized hours of conducting video lottery gaming and the amount of free play authorized. The law now permits VGM facilities to remain open until 6:00 am. After review, we have determined that it is unlikely that we will change our hours of operation to remain open until 6:00 am each day. The law also increases the non-subsidized free play allowance from 10% to 15%. This increase will permit us to be more competitive with casinos in Pennsylvania which have access to unlimited non-subsidized free play.

Casino Gaming
On July 30, 2013, the Upstate New York Gaming and Economic Development Act ("Gaming Act") was enacted. The Gaming Act, among other things, provides the statutory framework for the regulation of full-scale casino gaming, which was approved by New York State voters in November 2013 when they voted to approve a constitutional amendment to permit full-scale casino gaming. The Gaming Act amends the racing, pari-mutuel wagering and breeding law, the penal law, the tax law and the state finance law in relation to full-scale gaming. The Gaming Act authorizes the NYSGC to award up to four (4) upstate destination gaming resort licenses (each a "Gaming Facility License"). Gaming Facilities are authorized in three (3) regions of the state: the Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties, which is referred to as the "Hudson Valley-Catskills Area" and in which we are located; the Albany, Fulton, Montgomery, Rensselaer, Saratoga, Schenectady, Schoharie and Washington counties (the "Capital Region"); and the Broome, Chemung (east of State Route 14), Schuyler (east of State Route 14), Seneca, Tioga, Tompkins, and Wayne (east of State Route 14) counties (the "Finger Lakes Region"). Up to two (2) Gaming Facilities can be located in any of the three (3) regions. No Gaming Facilities can be authorized in Putnam county, Westchester county, Rockland county, New York City or Long Island.
Further, the Gaming Act authorizes Nassau Off-Track Betting Corporation ("Nassau OTB") and Suffolk Regional Off-Track Betting Corporation ("Suffolk OTB") to file video lottery gaming license applications to establish one (1) VGM facility each, at an Off-Track Betting site operated by Nassau OTB and Suffolk OTB respectively, with a maximum of one thousand (1,000) VGMs at each site.
In accordance with the Gaming Act, the Siting Board is charged with selecting applicants that are qualified to receive a Gaming Facility License and determining the location of such Gaming Facilities. On December 17, 2014, the Siting Board selected one applicant in each region, but declined to select a second applicant for any of the regions. On January 13, 2015, the Siting Board authorized a new RFA for the Finger Lakes Region, but declined to issue a new RFA for our Area and the Capital Region. Once the Gaming Facility Licenses are awarded by the NYSGC, there will be a seven (7) year exclusivity period for holders of Gaming Facility Licenses, commencing with the awarding of the license, during which no further Gaming Facilities will be licensed by the NYSGC. If the Legislature authorizes additional Gaming Facility Licenses within this period, licensees shall have the right to recover a pro-rata portion of the license fee paid.
Pursuant to the RFA issued by the Siting Board, each Applicant was required to pay to the NYSGC an application fee of $1 million ("Application Fee") by April 23, 2014 to help defray the costs associated with the processing of the application and investigation of the applicant. However, if the costs of processing, investigation and related costs exceed the Application Fee, the applicant shall be required to pay the additional amount to the NYSGC within thirty (30) days after notification of insufficient fees. If the investigation costs related to an applicant are below the amount of the Application Fee paid, any unexpended portion shall be returned to the applicant. On April 18, 2014, the NYSGC confirmed that it received our Application Fee.
On June 30, 2014, Montreign submitted an application for a Gaming Facility License in response to the RFA. There were eight (8) applicants that filed nine (9) applications in our Area which included, among others, Caesars Entertainment, a joint venture between the Cordish Companies and Penn National Gaming, Inc. and RW Orange County LLC, an affiliate of Genting Malaysia Berhad, for which K.T. Lim, a director and beneficiary of Kien Huat, serves as chairman and chief executive officer.
Oral presentations of applications were held by the Siting Board on September 8 and 9, 2014. The Company and EPR provided an oral presentation of the Gaming Facility to the Siting Board on September 9, 2014. On September 23, 2014, the Siting Board conducted public input hearings on the nine (9) applications in our Area. On December 17, 2014, we were selected by the Siting Board as the only applicant in our Area to apply to the NYSGC for a Gaming Facility License.

The proposal to build a Gaming Facility by Montreign that was selected by the Siting Board anticipates that our minimum capital investment, without the license fee, would be approximately $452 million. In addition, pursuant to the RFA, a holder of a Gaming Facility License must pay a minimum licensing fee within thirty (30) days after the award of a Gaming Facility License, which in our case would be $51 million. The Gaming Facility has an expected going-forward combined investment of approximately $1.1 billion and contemplates the following elements:

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

The duration of the initial Gaming Facility Licenses will be ten (10) years and the NYSGC will set the duration of, and fee for, renewal licenses. The NYSGC will oversee regulation of Gaming Facilities.

The tax rate on slot machines at Montreign Resort Casino will be 39% and the tax rate on table games will be 10%. The tax rate on VGM operations at Monticello Casino and Raceway will remain at the existing NYSGC commission rate and is expected to include an additional commission from NYSGC based on a rate related to the effective tax rate on all gross gaming revenue at the Gaming Facility developed by Montreign. Existing payments to the racing industry for purses and breeding will be maintained. The minimum gambling age for Montreign will be 21, and no smoking will be authorized. As a condition of licensure, Montreign will be required to commence gaming operations no less than twenty-four months following the award of a Gaming Facility License by the NYSGC.
The Gaming Act imposes a $500 annual fee on each slot machine and table game. In addition, the Gaming Act requires the maintenance of the horsemen and breeder payments at the 2013 dollar level to be adjusted annually pursuant to changes in the consumer price index.
Competition

Monticello Casino and Raceway

Our gaming operations are located in the Catskills region in the State of New York, which has historically been a resort area, although its popularity declined with the growth of destinations such as Atlantic City and Las Vegas. We are located approximately ninety (90) miles northwest of New York City. Specifically, Monticello Casino and Raceway is directly adjacent to New York State Route 17 (the future Interstate 86), has highly visible signage and convenient access, and is less than 1,000 feet from the highway’s exit. There are approximately 17.5 million adults who live within 100 miles of the Catskills area. In Sullivan County, the median household income from 2009 to 2013 was approximately $48,000.

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

New York

In New York, we face competition for guests from Orange, Duchess and Ulster Counties in New York for our VGM operation from a VGM facility at Yonkers Raceway, located within the New York City metropolitan area. Yonkers Raceway has a harness horse racing facility, approximately 5,300 VGMs, food and beverage outlets and other amenities. We may face further competition because the Gaming Act authorizes Nassau Off-Track Betting Corporation ("Nassau OTB") and Suffolk Regional Off-Track Betting Corporation ("Suffolk OTB") to file video lottery gaming license applications to establish one (1) VGM facility each, at an Off-Track Betting site operated by Nassau OTB and Suffolk OTB respectively, with a maximum of one thousand (1,000) VGMs at each site.

In 2001, the New York State Legislature and the New York State Governor authorized the building of three Native American casinos in the Catskills region of the State of New York. On November 22, 2010, the Governor of New York signed a land settlement agreement with the Stockbridge-Munsee Community Band of Mohican Indians, a Wisconsin based Tribe (“Stockbridge-Munsee Band”) with alleged roots in New York. As part of this land settlement, the Governor and the Stockbridge-Munsee Band executed a compact permitting the construction and operation of a Class III tribal casino on property located in Bridgeville, New York, approximately five miles from Monticello Casino and Raceway. On January 5, 2011, the United States Department of the Interior (“USDOI”) received the compact. Approval of the compact is a condition precedent to the land settlement agreement becoming effective. In addition to approving the compact, the USDOI must also authorize the taking of the land into trust for the benefit of the Stockbridge-Munsee Band. On February 18, 2011, the USDOI notified the New York State Governor and the Stockbridge-Munsee Band that the compact is disapproved because the limitations on the use of the land violate the Indian Gaming Regulatory Act ("IGRA"). The USDOI indicated that it did not have enough information to conduct analysis on the compact's revenue sharing or exclusivity provisions and it also had outstanding questions regarding the relationship between the compact and the proposed settlement agreement. In early 2012, the Stockbridge-Munsee Band filed an updated application to have the USDOI take 330 acres in the Town of Thompson into trust. On January 31, 2014, the Bureau of Indian Affairs (BIA) published in the Federal Register a notice that it was making available for public review the Stockbridge-Munsee Band's Final Environmental Impact Statement ("FEIS") for the proposed conveyance of 330 acres of land into trust status and construction of a gaming complex. The FEIS considers a range of project alternatives, including: (1) preferred casino-hotel complex; (2) reduced casino size; (3) alternative financial ventures; (4) different site locations; (5) different site plans and (5) no action. We are unable to predict when or if the compact will be resubmitted to the USDOI or the final decision of the USDOI after consideration and analysis of the applicable regulations and the alternatives analyzed in the FEIS.
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
We are unable to determine if, when or which tribal or other entities would obtain the ability to engage in legalized gaming activities in our Area.

Pennsylvania

To a lesser extent, Monticello Casino and Raceway faces competition from two (2) casinos that are in Pennsylvania. Pennsylvania casinos may operate table games and slot machines, have the ability to grant credit to guests of the casino and have access to unlimited non-taxable free play. Pennsylvania legalized the operation of up to 61,000 slot machines at fourteen (14) locations throughout the state. As of March 6, 2015, there were twelve (12) casinos in operation within Pennsylvania, with six (6) located at racetracks. One such racetrack facility is the Mohegan Sun at Pocono Downs, which has approximately 2,300 slot machines and 87 table games, including 18 poker tables, and a hotel and spa that opened in November 2013. The Mohegan Sun at Pocono Downs in Wilkes-Barre, Pennsylvania, is approximately seventy (70) miles southwest of Monticello. In addition, the Mount Airy Casino Resort has approximately 1,870 slot machines and 80 table games, including 9 poker tables, a hotel, spa and a golf course. The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately sixty (60) miles southwest of Monticello. The Pennsylvania Gaming Control Board ("PGCB") selected Stadium Casino, LLC to be awarded the thirteenth (13th) license for a casino to be located in Philadelphia, PA.

Pennsylvania legislators have introduced bills related to Internet gaming and the conduct of lottery on the Internet. Such bills have been referred to committees. We are unable to determine whether and which, if any, legislation will be enacted and what effect it would have on our current operations.

New Jersey

From time to time, New Jersey has reviewed options to place slot machines in various locations including the Meadowlands Racetrack located in Bergen County, New Jersey. Currently no slot machines or legalized full-scale casino gambling is permitted at the privately-operated Meadowlands Racetrack. Previously, the New Jersey Governor and Senate President stated publicly that they did not support permitting any form of gambling other than thoroughbred and harness related racing wagering at the Meadowlands Racetrack. However, current news reports indicate that the Senate President and Assembly Speaker support a referendum to amend the New Jersey State Constitution to permit casinos in northern New Jersey which could be placed on the ballot in November 2015. Depending on the size, location and scope and gaming tax rate, if casinos are built in northern New Jersey, they may adversely impact our current operations and the prospects for the Casino Project.
In November 2011, the voters in New Jersey approved a constitutional amendment permitting the Legislature to authorize by law wagering at casinos in Atlantic City and at current or former racetracks, on the results of professional, certain college, and amateur sport and athletic events. There is legislation that would allow the state Casino Control Commission to issue licenses to casinos and racetracks to accept bets on some professional and collegiate events. However, the prohibition on racetracks and casinos to offer sports wagering was upheld by the Third Circuit Court of Appeals ("Third Circuit") in September 2013 due to the existing federal ban on such wagering and on June 23, 2014, the U.S. Supreme Court denied the writ of certiorari to review the determination of the Third Circuit regarding the federal lawsuit between certain sports leagues and the State of New Jersey. On October 17, 2014, the Governor signed legislation to partially repeal state prohibitions against sports wagering to the extent that they would apply such wagering at racetracks and casinos in New Jersey, based in part on the Third Circuit's statement that “it is left up to each state to decide how much of a law enforcement priority it wants to make of sports gambling, or what the exact contours of the prohibition will be.” Additionally, on September 8, 2014, the New Jersey Attorney General issued a formal opinion and law enforcement directive that sports pools operated by casinos and racetracks are exempt from criminal liability. On or about October 24, 2014 a federal district court judge in New Jersey issued a temporary restraining order prohibiting racetracks and casinos from accepting such sports wagers. Oral argument regarding New Jersey sports wagering has been scheduled by the Third Circuit for March 17, 2015.
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

From time to time, various internet wagering bills are introduced. Currently, bills concerning interstate and foreign Internet wagering, licensing of Internet gaming payment processors and the conduct of lottery games on Internet have been introduced and referred to committees. We are unable to determine whether and which, if any, legislation will be enacted and what effect it would have on our current operations.

In 2014, four (4) Atlantic City, NJ casinos closed.

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
Employees
As of March 6, 2015, our subsidiaries and we employed approximately 290 people.
Website Access
Our website address is www.empireresorts.com. Our filings with the Securities and Exchange Commission are available at no cost on our website as soon as practicable after the filing of such reports with the Securities and Exchange Commission.

Item 1A.	Risk Factors.
Risks Relating to our Business
We will require additional financing in order to develop the Casino Project, pursue a Gaming Facility License and to finance matters related to the Casino Project and we may be unable to meet our future capital requirements and execute our business strategy without such financing.
Because we are unable to generate sufficient cash from our operations to develop the Casino Project, we will be required to rely on external financing. In order to participate in the Adelaar Project and to meet our obligations with respect to the development of the Casino Project, we have agreed to invest a minimum of $300 million. On January 5, 2015, the Company commenced the January 2015 Rights Offering to raise capital in the short-term to fund the immediate expenses of the Casino Project, which may include permitting, infrastructure and shared master planning costs and expenses, as well as other costs associated with pursuing a Gaming Facility License and to finance matters related to the Casino Project's development. We will require additional capital resources to fund the Casino Project. In addition, we will require additional capital resources in the event we are awarded a Gaming Facility License, for which purpose we may seek to enter into strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions, including pursuant to the terms of the Commitment Letter with Kien Huat, as amended. Such transactions may include private offerings, underwritten or "best efforts" offerings to the public or additional rights offerings to current stockholders. We can make no assurance that financing will be available in amounts or on acceptable terms, if at all, which may adversely impact our ability to pursue the development of the Casino Project.
The external financing to support the Adelaar Project and the Casino Project, pursuing a Gaming Facility License and matters related to the Casino Project may include a debt offering. Credit Suisse AG has committed to provide a senior secured credit facility of up to a maximum amount of $478 million (the “CS Credit Facility”). Depending on a variety of factors outside the control of the Company, the amount of financing needed for the Casino Project may be less than the maximum amount of the commitment. The CS Credit Facility is subject to various conditions precedent, including the Company’s receipt of a Gaming Facility License and evidence of an equity investment in the Company of up to $150 million, $50 million of which has been raised in the January 2015 Rights Offering.
The level of indebtedness will likely have several important effects on future operations, including, without limitation:

•
a portion of cash flow from current operations may be dedicated to the payment of any interest and/or principal required with respect to outstanding indebtedness while we are developing the Casino Project or pursuing a Gaming Facility License;

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

Alternatively, the external financing to support the Adelaar Project and the Casino Project and pursuing our Gaming Facility License may be in the form of an equity offering of our equity capital stock, including a "shelf takedown" from the registration statement we filed on Form S-3. Such future sales of substantial amounts of equity capital stock privately or in the public market, the sale of shares held by Kien Huat or the conversion of the Kien Huat Note (as defined below) held by Kien Huat into shares of common stock, or the perception that such sales or conversion are likely to occur, could affect the market price of the common stock. Moreover, the sale of additional equity could result in significant dilution to the existing stockholders. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the common stock.
If funds are not available when needed, or available on acceptable terms, we may be required to delay, scale back or eliminate some of our obligations with respect to the Adelaar Project and our Casino Project. In addition, we may not be able to grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could negatively impact our business, operating results and financial condition.

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

The Company obtained the commitment with respect to the CS Credit Facility and entered into the Commitment Letter to meet a requirement of the application for a Gaming Facility License, which requires the Company to demonstrate its ability to finance the costs and expenses of the Casino Project. However, the Company has reserved the flexibility to reassess our financing alternatives if we are awarded a Gaming Facility License and either proceed with the financing options described herein or pursue alternative means of financing the Casino Project on terms and conditions more beneficial to the Company.

We may also seek to enter into other strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions in support of the Casino Project and our ongoing operations. On January 3, 2014, we filed the S-3, which was declared effective on February 12, 2014, covering the offer and sale of up to $250 million of our securities. As of March 6, 2015, we had up to $186.6 million available for future issuances under the S-3. The sale of additional equity will result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.

The development costs associated with the Casino Project may increase due to significant risks inherent in construction projects.

The development of the Casino Project subjects us to significant risks inherent in the construction of a new facility, including unanticipated design, construction, regulatory and environmental problems. The Casino Project could also experience:

•	changes to plans and specifications (some of which may require the approval of the NYSGC);

•	delays and significant cost increases;

•	shortages of materials;

•	shortages of skilled labor or work stoppages for contractors and subcontractors;

•	labor disputes or work stoppages;

•	disputes with and defaults by contractors and subcontractors;

•	health and safety incidents and site accidents;

•	engineering problems, including defective plans and specifications;

•	poor performance or nonperformance by any third parties on whom we place reliance;

•	changes in laws and regulations, or in the interpretation and enforcement of laws and regulations, applicable to gaming;

•	facilities, real estate development or construction projects;

•	unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems;

•	environmental issues, including the discovery of unknown environmental contamination;

•	weather interference, floods, fires or other casualty losses;

•	other unanticipated circumstances or cost increases; and

•	failure to obtain necessary licenses, permits, entitlements or other governmental approvals.

The occurrence of any of these development and construction risks could increase the total costs of the Casino Project or delay or prevent the construction or opening or otherwise affect the design and features of the Casino Project, all of which could materially adversely affect our financial condition and cause us to require additional external financing.
If revenues and operating income from our operations at Monticello Casino and Raceway do not increase, it could adversely affect our financial performance.
There can be no assurance that our current operations will draw sufficient patrons to Monticello Casino and Raceway to increase our revenues to the point that we will recognize net income. The operations and placement of our VGMs, including the layout and distribution, are under the jurisdiction of the NYSGC and the program contemplates that a significant share of the responsibility for marketing the program will be borne by the NYSGC. The NYSGC is not required to make decisions that we feel are in our best interest and, as a consequence, the profitability of our VGM operations may not reach the levels that we believe to be feasible or may be slower than expected in reaching those levels. By statute, from April 1, 2008 until March 31, 2015, 41% of gross VGM revenue is distributed to us. Unless the 2015-2016 State Budget, which we anticipate will be adopted before March 31, 2015, contains a provision to extend this share percentage of gross VGM revenue to March 31, 2016, effective as of April 1, 2015, 39% of gross VGM revenue will be distributed to us. No assurance can be given that such revenue will be sufficient to generate a profit or continue to do so. Our operations are subject to many regulatory, competitive, economic and business risks beyond our control, and a change in this regard could have a material adverse impact on our operations and our business prospects.
As a holding company, we are dependent on the operations of our subsidiary, MRMI, to pay dividends or make distributions in order to generate internal cash flow.
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
If we, through Montreign, our wholly-owned subsidiary, are not awarded a Gaming Facility License, we will be in default of the Loan Agreement and our results of operations may be adversely affected.
On December 17, 2014, Montreign was selected in a unanimous vote by the Siting Board as the sole applicant in the Area eligible to apply to the Gaming Commission for a Gaming Facility License. The Gaming Commission will award such Gaming Facility License upon confirmation of the Company’s suitability and ability to complete the Gaming Facility. However, there can be no guarantee or assurance that the Gaming Commission will award the Company a Gaming Facility License or that it will do so in a timely manner. If the Company is not awarded a Gaming Facility License, we will be in default of the Loan Agreement and our results of operations may be adversely affected.
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
Pennsylvania casinos may operate table games and slot machines, have the ability to grant credit to guests of the casino and have the ability to award an unlimited amount of non-taxable free play to their guests. Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state. As of March 2015, there were twelve casinos in operation within Pennsylvania, with six located at race tracks. One such racetrack facility is the Mohegan Sun at Pocono Downs, which has approximately 2,300 slot machines and 87 table games, including 18 poker tables, and a hotel and spa that opened in November 2013. The Mohegan Sun at Pocono Downs in Wilkes-Barre, Pennsylvania, is approximately 70 miles southwest of Monticello. In addition, the Mount Airy Casino Resort has approximately 1,870 slot machines and 80 table games, including 9 poker tables, a hotel, spa, and a golf course. The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello. Any expansion of these casinos in Pennsylvania will likely increase the degree of competition within our market and may have an adverse effect on our business and future operating performance.
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
A number of Native American tribes and gaming entrepreneurs are seeking to develop Class III casinos in New York and Connecticut in areas that are 90 miles from New York City such as Bridgeport, Connecticut and Southampton, New York. We are unable to predict when or if any gaming compacts will be submitted to the United States Department of the Interior or whether taking land into trust for the purpose of Class III casinos will require an Act of Congress. Based on proximity, a gaming facility, which would include a casino, hotel, restaurants and retail shops, could likely significantly increase the competition we face and have a material adverse effect on our business operations and future performance.

The continuing decline in the popularity of horse racing and increasing competition in simulcasting could adversely impact the business of Monticello Casino and Raceway.
Since the mid-1980s, there has been a general decline in the number of people attending and wagering at live horse races at North American racetracks due to a number of factors, including increased competition from other forms of gaming, unwillingness of guests to travel a significant distance to racetracks and the increasing availability of off-track wagering. The declining attendance at live horse racing events has prompted racetracks to rely increasingly on revenues from inter-track, off-track and account wagering markets. The industry-wide focus on inter-track, off-track and account wagering markets has increased competition among racetracks for outlets to simulcast their live races. As a result of the lack of an agreement between MRMI and the MHHA from February 1, 2014 to July 20, 2014, and because the federal Interstate Horseracing Act required a written agreement which includes the horsemen's permission to simulcast into and out of New York, our simulcasting operations to and from locations outside New York State were suspended for approximately six (6) months, which adversely impacted the results of racing operations. In 2014, 2013 and 2012, we generated approximately $1.8 million, $4.0 million and $3.6 million, respectively, of revenues from the import and export simulcasting of out-of-state racing, of which approximately $900,000, $2.0 million and $1.8 million, respectively, were due to the horsemen. A continued decrease in attendance at live events and in on-track wagering, as well as increased competition in the inter-track, off-track and account wagering markets, could lead to a decrease in the amount wagered at Monticello Casino and Raceway. Our business plan anticipates the possibility of Monticello Casino and Raceway attracting new guests to our racetrack wagering operations through VGMs in order to offset the general decline in raceway attendance. However, even if our VGM operations attract new guests to our racetrack, we may not be able to generate profit from operations. Public tastes are unpredictable and subject to change. Any further decline in interest in horse racing or any change in public tastes may adversely affect our revenues and, therefore, limit our ability to make a positive contribution to our results of operation.
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
Currently, full-scale casino gaming, other than Native American gaming, is not yet operational in New York.
We are not permitted to operate a full-scale casino at Monticello Casino and Raceway. In order to operate a full-scale casino at Montreign Resort Casino, and prior to our construction of the Casino Project, Montreign will have to be awarded a Gaming Facility License by the NYSGC. Licenses are expected to be awarded in 2015. Although we were selected by the Siting Board to apply for such license, there can be no assurance that we would be able to secure any necessary licenses, regulatory approvals or financing arrangements necessary to develop the Casino Project. In the event that we are unable to obtain a Gaming Facility License or to timely develop and successfully operate Montreign Resort Casino to compete with any full-scale casinos or Class III casinos that may be developed by our competitors, our business and future operating performance would likely be materially adversely effected.
On March 7, 2012, Concord filed a complaint against EPR and us seeking monetary damages and permanent injunctive relief against EPR and us relating to our joint development of the EPT Property. This litigation may delay or alter our plans for the development of the Adelaar Project.
On September 18, 2013, the United States District Court for the Southern District of New York (“SDNY”) granted Motions to Dismiss filed by us and all other defendants. This lawsuit was filed in March 2012 by Concord and various affiliates in the SDNY and asserted in an amended complaint various federal antitrust claims against us, EPR, EPT, Genting NY LLC and Kien Huat. The lawsuit arises out of our exclusivity agreement and option agreement with EPT to develop the site of the EPT Property located in Sullivan County, New York. Concord brought federal antitrust claims alleging conspiracy in restraint of trade, conspiracy to monopolize and monopolization. Concord also brought state law claims for tortious interference with contract and business relations. Concord sought damages in an amount to be determined at trial but not less than subject to automatic trebling under federal antitrust laws), unspecified punitive damages and permanent injunctive relief. In its decision, the SDNY dismissed Concord’s federal antitrust claims with prejudice and dismissed Concord's state law claims without prejudice. On October 2, 2013, Concord filed a Motion for Reconsideration and on October 18, 2013, Concord filed a Notice of Appeal. On October 22, 2013, the United States Court of Appeals for the Second Circuit ("2nd Circuit Court") issued a Notice of Stay of Appeal pending the outcome of the Motion for Reconsideration. On November 3, 2014, SDNY denied Concord's Motion for Reconsideration. The 2nd Circuit Court lifted the Stay of Appeal and the Appeal has been fully briefed.  The 2nd Circuit Court has scheduled oral argument for April 29, 2015. Although we believe this lawsuit is without merit and we will aggressively defend our interests, it may delay or alter our plans with respect to the Casino Project or Project.
Risk Relating to our Ownership Structure
Stockholders’ ability to influence corporate decisions may be limited because our major stockholder owns a large percentage of our common stock.
Kien Huat Realty III Limited (“Kien Huat”) is the beneficial holder of 31,191,035 shares of our common stock, representing approximately 67.0% of our voting power as of February 6, 2015. Affiliates of our largest stockholder hold ownership interests in other gaming companies, one of which is a VGM facility in New York City, New York. Under the terms of an investment agreement with Kien Huat (the “Investment Agreement”), if any option or warrant outstanding as of November 12, 2009, the date of the final closing of the Investment Agreement, (or, in limited circumstances, if issued after such date) is exercised, Kien Huat has the right (following notice of such exercise) to purchase an equal number of additional shares of our common stock as are issued upon such exercise at the exercise price for the applicable option or warrant. On November 17, 2010, Empire entered into a loan agreement (the "Loan Agreement") with Kien Huat pursuant to which Kien Huat made a loan (the "Kien Huat Loan") represented by a convertible promissory note (the "Kien Huat Note") in the principal amount of $35 million and which had an interest rate of 5%. The Company paid down the principle of the Kien Huat Note in the amount of approximately $17.6 million from the proceeds of the rights offering the Company consummated in May 2011. As long as Kien Huat continues to own more than a majority of our outstanding common stock, the percentage of our outstanding shares of common stock and voting power owned by Kien Huat would not increase as a result of the purchase by Kien Huat of any shares of our common stock pursuant to such matching right, given the issuance of shares upon exercise of the option or warrant that triggered the matching right. However, the percentage of outstanding shares of common stock and voting power owned by Kien Huat would increase upon the conversion of the outstanding Kien Huat Note into shares of Common Stock. Under the terms of the Investment Agreement, Kien Huat is also entitled to recommend three directors whom we are required to cause to be elected or appointed to our Board of Directors (“Board”), subject to the satisfaction of all legal and governance requirements regarding service as a director and to the reasonable approval of the Corporate Governance and Nominations Committee of our Board. Kien Huat will continue to be entitled to recommend three directors for so long as it owns at least 24% of our voting power outstanding at such time, after which the number of directors whom Kien Huat will be entitled to designate for election to our Board will be reduced proportionally to Kien Huat’s percentage of ownership. Under the Investment Agreement, for so long as Kien Huat is entitled to recommend nominees to serve as board members, among other things, Kien Huat will have the right to nominate one of its director designees to serve as the Chairman of the Board. Mr. Pearlman has been appointed to serve as Chairman of the Board pursuant to Kien Huat’s recommendation. Until such time as Kien Huat ceases to own capital stock with at least 30% of our voting power outstanding at such time, our Board will be prohibited under the terms of the Investment Agreement from taking certain actions relating to fundamental transactions involving us and our subsidiaries and certain other matters without the affirmative vote of the directors recommended by Kien Huat and elected by shareholders. Consequently, Kien Huat has the ability to exert significant influence over our policies and affairs, including the election of our Board and the approval of any action requiring a stockholder vote, such as approving amendments to our certificate of incorporation and mergers or sales of substantially all of our assets, as well as other matters. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire or force the sale of our company on terms undesirable to other stockholders.
Risks Relating to the Market Value of Our Common Stock
The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when our stockholders want to sell their holdings.
The market price of our common stock has in the past been, and may in the future continue to be, volatile. For instance, between January 1, 2014 and March 6, 2015, the closing price of our common stock has ranged between $9.08 and $4.05 per share. A variety of events may cause the market price of our common stock to fluctuate significantly, including but not necessarily limited to:

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
During the past three fiscal years, we did not declare or pay any cash dividends with respect to our common stock and we do not anticipate declaring any cash dividends on our common stock in the foreseeable future. We intend to retain all future earnings for use in the development of our business. In addition, the payment of cash dividends to the holders of our common stock is restricted by undeclared dividends on our Series E preferred stock. We have accumulated unpaid Series E preferred dividends of approximately $256,000 as of December 31, 2014. There can be no assurance that we will have, at any time, sufficient surplus under Delaware law to be able to pay any dividends.

Future sales of our common stock by our insiders may cause our stock price to decline.
A portion of our outstanding shares are held by directors and executive officers. Resales of a substantial number of shares of our stock by these stockholders, announcements of the proposed resale of substantial amounts of our stock, or the perception that substantial resales may be made by such stockholders could adversely impact the market price of our stock. Some of our directors and executive officers have entered into Rule 10b5-1 trading plans pursuant to which they have arranged to sell shares of our common stock from time to time in the future. Actual or potential sales by these insiders, including those under a pre-arranged Rule 10b5-1 trading plan may adversely impact the market price of our stock.
Future sales of shares of our common stock in the public market or the conversion of the Kien Huat Loan could adversely affect the trading price of shares of our common stock and our ability to raise funds in new stock offerings.
Future sales of substantial amounts of shares of our common stock in the public market, including pursuant to the January 2015 Rights Offering, the effective shelf registration statement, the conversion of the Kien Huat Loan, which is described below, into shares of our common stock, or the perception that such sales or conversion are likely to occur could affect the market price of our common stock. Kien Huat’s stock ownership may also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.
General Business Risks
Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations and cash flows.
The demand for entertainment and leisure activities tends to be highly sensitive to consumers’ disposable incomes, and the recent decline in consumer confidence had a negative impact on overall trends in the gaming industry in 2012, 2013 and, to an extent, in 2014. Discretionary consumer spending habits have been adversely affected by the recent economic conditions and the actual or perceived economic conditions could lead to further decrease in spending by our guests. We cannot predict at what level these negative trends will continue, worsen or improve and the ultimate impact it will have on our future results of operations. The continued weakness in our market and the deterioration of the broader global economy would have a material adverse effect on our industry and our business, including our revenues, profitability, operating results and cash flow.
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
Our operations are limited to the Catskills region of the State of New York, which has been affected by decades-long decline in economic conditions. As a result, in addition to our susceptibility to adverse global and domestic economic, political and business conditions, any economic downturn in the region could have a material adverse effect on our operations. An economic downturn would likely cause a decline in the disposable income of consumers in the region, which could result in a decrease in the number of patrons at our facility, the frequency of their visits and the average amount that they would be willing to spend at our facility. We are subject to greater risks than more geographically diversified gaming or resort operations, including:

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
Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.
We rely on information technology and other systems to maintain and transmit customers' personal and/or financial information, credit card information, mailing lists and other information. We have taken steps designed to safeguard our customers' personal and financial information and have implemented systems designed to meet all requirements of the Payment Card Industry standards for data protection. However, our information and processes are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus or unauthorized or fraudulent access or use by unauthorized individuals. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation and loss of reputation, potentially impacting our financial results. Although we have invested in and deployed security systems and developed processes that are designed to protect all sensitive data, prevent data loss and reduce the impact of any security breach, such measures cannot provide absolute security.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Monticello Land
Our primary asset, which is held in fee by MRMI, is a 232 acre parcel of land in Monticello, New York. Facilities at the site include Monticello Casino and Raceway, which includes a 3,000-seat enclosed grandstand, a clubhouse bar, pari-mutuel wagering facilities (including simulcasting), a paddock, exterior barns and related facilities for the horses, drivers, and trainers. In addition, our VGM operation is conducted in the renovated lower level of the grandstand portion of Monticello Casino and Raceway, which includes an 80,000 square foot gaming floor with a central bar and lounge and a separate high stakes VGM area, a buffet and a two outlet food court with seating capacity for up to 350 patrons, employee changing areas, storage and maintenance facilities, surveillance and security facilities and systems, cashier’s cage and accounting and marketing areas, as well as parking areas for cars and buses. The corporate offices of the Company are located on the second floor of the building at Monticello Casino and Raceway.

EPT Property

On December 21, 2011 (the “Option Effective Date”), the Company entered into an option agreement with EPT, which was last amended by a letter agreement dated June 20, 2014, between EPT and the Company (as amended, the “Option Agreement”). Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease certain portions of the EPT Property pursuant to the terms of the form of Casino Lease negotiated between the parties. Our rights and obligations pursuant to the Option Agreement are subject to certain existing EPT agreements.
Among other things, the Option Agreement reflects the parties' agreement of when the Company must decide whether it will lease the EPT Property for purposes of constructing the Casino Project. Pursuant to the Option Agreement, on November 30, 2013, the Company exercised its right to extend the date by which it must make such determination (the "Option Exercise Period End Date") for up to a twelve (12) month period ending November 30, 2014 (the "First Extended Option Exercise Period"). In addition, the final date by which the Company must decide whether or not to execute the Casino Lease (the "Final Option Exercise Outside Date") was extended to a date that is (i) one hundred twenty (120) days from the earliest to occur of specified triggers relating to whether the Company is chosen to receive a Gaming Facility license or (ii) sixty (60) days from when affiliates of MRMI enter into an agreement to develop a gaming facility with someone other than MRMI (each a "Trigger Event"). In consideration of such extension, the Company made monthly option payments (each an “Option Payment”). If a Trigger Event occurs, EPT may, at its sole discretion, extend the Final Option Exercise Outside Date by a maximum of ninety (90) days and, before the Final Option Exercise Outside Date, waive such Trigger Event in writing (in which case the Option Agreement would continue as if such Trigger Event had not occurred).
Because a Trigger Event did not occur as of the end of the First Extended Option Exercise Period, (i) the Company has the ability to extend the Option Exercise Period End Date by up to an additional twelve (12) months (the “Second Extended Option Exercise Period”) from November 30, 2014 to November 30, 2015 by making monthly Option Payments of $375,000 per month. If a Trigger Event has not occurred as of the end of the Second Extended Option Exercise Period, the Company may extend the Option Exercise Period End Date on a monthly basis until the occurrence of a Trigger Event by making monthly Option Payments at an even higher amount. If the Company exercises the Option and the Casino Lease for the EPT Property is executed between the parties, any Option Payments made by the Company shall constitute prepaid rent and shall be applied against amounts due to EPT as rent under the Casino Lease.

If a Trigger Event occurs, EPT shall have the immediate right to discuss or negotiate with any other entity with respect to developing a casino or seeking a Gaming Facility License regarding the EPT Property and, if the Company has not exercised the Option by the applicable Final Option Exercise Outside Date, EPT shall have the immediate right to enter into an agreement with another entity to develop a casino or seek a Gaming Facility License with respect to the EPT Property.

During the term of the Option Agreement, the Company agreed to make a good faith effort to pursue a Gaming Facility License. If MRMI fails to diligently pursue the Gaming Facility License, the Company shall notify EPT and the Final Option Exercise Outside Date shall be sixty (60) days following the receipt of such notice by EPT. In furtherance of the Adelaar Project and the Casino Project, EPT and the Company negotiated the terms of a Master Declaration which was executed by EPT on December 6, 2013, which addresses the covenants, conditions, easements and restrictions of the Concord Resorts Master Association, LLC for the Adelaar Project.

EPT has also granted the Company the option to purchase the EPT Property, together with the other property owned by EPT at the site of the former Concord Resort, which option is exercisable upon the occurrence of a Trigger Event or any time between May 1, 2015 and June 30, 2015, at book value as of August 30, 2013 plus capitalized expenses incurred by EPT after such date through the purchase date and related to the development of the EPT Property.

Pursuant to the Option Agreement, we made option payments to EPT in the amount of $750,000 and $472,603, on December 21, 2011 and March 8, 2013, respectively. On September 18, 2013, EPT's Board of Directors provided an irrevocable notice to proceed with the development of the EPT Property in accordance with the MDA. In addition, on September 30, 2013, we provided a certificate waiving our right to terminate the MDA. As a result, on September 30, 2013, the aggregate option payments of $1,222,603 made by us to EPT, became non-refundable. In addition to the payments above, we have made approximately $3.1 million in non-refundable payments pertaining to the Option Agreement with EPT during 2014.

Pursuant to the June 20, 2014 letter agreement, the Company and EPT have agreed to amend the terms of the Casino Lease to expire on the earlier of: (i) the last day of the calendar month that is seventy (70) years after the commencement of the Casino Lease, and (ii) upon the Company giving EPT written notice of its election to terminate the Casino Lease (the “Termination Option”) at least twelve (12) months prior to any one of five (5) Option Dates (as defined below). The Option Dates under the letter agreement mean each of the twentieth (20th), thirtieth (30th), fortieth (40th), fiftieth (50th) and sixtieth (60th) anniversary of the commencement of the ground lease. Upon the Company's timely notice of exercise of its Termination Option, the Casino Lease shall be automatically terminated effective as of the applicable Option Date. Additionally, within sixty (60) days after a Gaming Facility License has been awarded to Montreign, MRMI will assign, and Montreign will assume, the Option and Casino Lease to own or acquire the land through a tenancy for a term of seventy (70) years. The remaining terms and conditions of the Option Agreement remain unchanged.

The option payments and associated expenses are obligations of MRMI. If the Company is awarded a Gaming Facility License, MRMI will assign, and Montreign will assume, the Option and Casino Lease within sixty (60) days. Accordingly, Montreign will be responsible for development and the associated costs of development.

Item 3.	Legal Proceedings.
Monticello Raceway Management, Inc. v. Concord Associates L.P.
On January 25, 2011, our subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who was a significant stockholder. The lawsuit seeks amounts that we believe are owed to us under an agreement between Concord, MRMI and the MHHA (the “2008 MHHA Agreement”). Pursuant to the 2008 MHHA Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord hotel and former Concord resort or July 31, 2011, we were to continue to pay to the MHHA 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, we believe Concord owed us approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to us. In its Decision and Order, dated January 15, 2014, the Sullivan County Supreme Court awarded damages to MRMI in the approximate amount of $308,000 plus interest and costs. On February 4, 2014, Concord filed a Notice of Appeal with the Appellate Division of the New York Supreme Court, Third Department ("Third Department"). The appeal has been fully briefed. However, the Third Division has not yet scheduled the oral argument. We will continue to aggressively pursue our claims in this lawsuit.
Concord Associates, L.P. v. Entertainment Properties Trust

On September 18, 2013, the SDNY granted Motions to Dismiss filed by us and all other defendants. This lawsuit was filed in March 2012, by Concord and various affiliates in the SDNY and asserted in an amended complaint various federal antitrust claims against us, EPR, EPT, Genting NY LLC and Kien Huat. The lawsuit arises out of our exclusivity agreement and option agreement with EPT to develop the site of the EPT Property located in Sullivan County, New York. Concord brought federal antitrust claims alleging conspiracy in restraint of trade, conspiracy to monopolize and monopolization. Concord also brought state law claims for tortious interference with contract and business relations. Concord sought damages in an amount to be determined at trial but not less than $500 million subject to automatic trebling under federal antitrust laws, unspecified punitive damages and permanent injunctive relief. In its decision, the SDNY dismissed Concord’s federal antitrust claims with prejudice and dismissed Concord's state law claims without prejudice. On October 2, 2013, Concord filed a Motion for Reconsideration and on October 18, 2013, Concord filed a Notice of Appeal. On October 22, 2013, the United States Court of Appeals for the Second Circuit (“2nd Circuit Court”) issued a Notice of Stay of Appeal pending the outcome of the Motion for Reconsideration. On November 3, 2014, SDNY denied Concord's Motion for Reconsideration. The 2nd Circuit Court lifted the

Stay of Appeal and the Appeal has been fully briefed.  The 2nd Circuit Court has scheduled oral argument for April 29, 2015. We believe this lawsuit is without merit and we will aggressively defend our interests.
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

	High	Low
Year ended December 31, 2012
First Quarter	$3.13	$1.50
Second Quarter	2.60	1.85
Third Quarter	2.10	1.50
Fourth Quarter	2.43	1.50
Year ended December 31, 2013
First Quarter	$2.45	$1.91
Second Quarter	3.05	1.90
Third Quarter	3.80	2.44
Fourth Quarter	6.64	3.75
Year ended December 31, 2014
First Quarter	$7.93	$4.75
Second Quarter	9.08	5.80
Third Quarter	7.23	4.05
Fourth Quarter	8.22	5.71
Holders
According to Continental Stock Transfer & Trust Company, there were approximately 222 holders of record of our common stock at March 6, 2015.
Dividends
During the past three fiscal years, we did not declare or pay any cash dividends with respect to our common stock and we do not anticipate declaring any cash dividends on our common stock in the foreseeable future. We intend to retain all future earnings for use in the development of our business. In addition, the payment of cash dividends to the holders of our common stock is restricted by undeclared dividends on our Series E preferred stock. We have accumulated unpaid Series E preferred dividends of approximately $256,000 as of December 31, 2014. There can be no assurance that we will have, at any time, sufficient surplus under Delaware law to be able to pay any dividends.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2014 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column - a)	Weighted- average exercise price of outstanding options, warrants and rights (column - b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (column - c)
Equity compensation plans approved by security holders	781,156	$6.65	2,534,065
Total	781,156	$6.65	2,534,065

Item 6.	Selected Financial Data
The following table presents our selected consolidated financial data for the five most recent fiscal years, which is derived from our audited consolidated financial statements and the notes to those statements. Because the data in this table does not provide all of the data contained in our consolidated financial statements, including the related notes, you should read "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements, including the related notes, contained elsewhere in this document and other data we have filed with the U.S. Securities and Exchange Commission.

	Fiscal Year Ended December 31, (dollars in thousands, except per share data):
	2014	2013	2012	2011	2010
Statement of Operations
Revenues:
Gaming	$59,831	$63,642	$63,402	$61,388	$57,484
Food, beverage, racing and other	9,683	12,776	12,220	11,634	14,325
Gross revenues	69,514	76,418	75,622	73,022	71,809
Less: Promotional allowances	(4,288)	(5,457)	(3,649)	(2,826)	(3,264)
Net revenues	65,226	70,961	71,973	70,196	68,545
Costs and expenses:
Gaming	44,160	47,129	45,700	44,497	42,766
Food, beverage, racing and other	9,986	11,470	10,959	10,388	11,947
Selling, general and administrative	11,599	12,734	12,895	11,534	10,994
Development expenses	12,207	18,009	—	—	—
Stock-based compensation	636	385	647	1,215	2,627
Depreciation	1,324	1,354	1,380	1,325	1,228
Total costs and expenses	79,912	91,081	71,581	68,959	69,562
(Loss) / income from operations	(14,686)	(20,120)	392	1,237	(1,017)
Legal settlement	—	—	—	—	(7,118)
Loss on debt extinguishment	—	—	—	—	(3,678)
Amortization of deferred financing costs	(91)	(74)	(30)	—	(358)
Interest expense	(9,128)	(1,331)	(1,063)	(1,225)	(5,422)
Interest income	—	—	4	6	19
Loss before income taxes	(23,905)	(21,525)	(697)	18	(17,574)
Income tax provision	7	17	16	42	(1)
Net loss	(23,912)	(21,542)	(713)	(24)	(17,573)
Undeclared dividends on preferred stock	(188)	(5,508)	(1,551)	(1,551)	(1,551)
Net loss applicable to common shares	$(24,100)	$(27,050)	$(2,264)	$(1,575)	$(19,124)
Weighted average common shares outstanding, basic	39,138	35,217	29,951	27,347	23,141
Weighted average common shares outstanding, diluted	39,138	35,217	29,951	27,347	23,141
Loss per common share, basic	$(0.62)	$(0.77)	$(0.08)	$(0.06)	$(0.83)
Loss per common share, diluted	$(0.62)	$(0.77)	$(0.08)	$(0.06)	$(0.83)

Other Data:
Net cash provided by / (used in):
Operating activities	$(15,492)	$(4,342)	$3,049	$3,291	$(4,485)
Investing activities	(1,549)	(6,567)	(8,588)	(1,473)	(547)
Financing activities	15,950	9,372	1	(177)	(32,088)
Capital expenditures	(1,542)	(1,036)	(548)	(711)	(481)

Balance Sheet Data:
Cash and cash equivalents	$6,435	$7,526	$9,063	$14,601	$12,960
Total assets	39,867	39,047	52,449	49,834	48,442
Long-term debt, including current portion	17,426	17,426	17,426	17,426	—
Series E Preferred stock payable, including current portion	30,480	22,800	—	—	—
Stockholders' (deficit) / equity	(17,101)	(9,775)	24,813	24,879	6,291

Operating Data:
Total number of video gaming machines	1,110	1,110	1,110	1,110	1,110
Total number of video lottery terminals	1,090	1,090	1,090	1,090	1,090
Total number of electronic table game positions	20	20	20	20	20

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

Overview

Empire Resorts, Inc. (“Empire,” and, together with its subsidiaries, the “Company,” “us,” “our” or “we”) was organized as a Delaware corporation on March 19, 1993, and since that time have served as a holding company for various subsidiaries engaged in the hospitality and gaming industries.

Through its wholly-owned subsidiary, Monticello Raceway Management, Inc. (“MRMI”), the Company currently owns and operates Monticello Casino and Raceway, a 45,000 square foot video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs which includes 20 electronic table game positions (“ETGs”). VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. The Company also generates racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of MRMI's races to offsite pari-mutuel wagering facilities.

In a letter dated November 20, 2014, the New York State Gaming Commission (the "NYSGC") assigned to MRMI the race dates requested for December 2014. In a letter dated December 30, 2014, the NYSGC approved MRMI's racetrack and simulcast license renewal applications for calendar year 2015. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.

On December 17, 2014, through our wholly-owned subsidiary, Montreign Operating Company, LLC ("Montreign"), the New York State Gaming Facility Location Board (the “Siting Board”) unanimously selected the Company as the sole Catskill/Hudson Valley Region One (“Region One” or "our Area") casino applicant eligible to apply to the NYSGC for a license (a "Gaming Facility License") to operate a resort casino (the "Casino Project") to be located at the site of a four-season destination resort planned for the Town of Thompson in Sullivan County 90 miles from New York City ("Adelaar" or the "Adelaar Project"). The Adelaar Project is to be located on 1,500 acres (the "EPR Property") owned by EPT Concord II, LLC ("EPT") and EPR Concord II, LP, each a wholly-owned subsidiary of EPR Properties Trust ("EPR"). The Casino Project, to be called "Montreign Resort Casino", is part of the initial phase of Adelaar, which will also include an indoor Waterpark Lodge and adventure park, Rees Jones redesigned "Monster" Golf Course and an Entertainment Village, which will include retail, restaurant, shopping and entertainment. Together with the Casino Project, this initial phase of the Adelaar Project is referred to as the "Gaming Facility". The Company and EPR have entered into various agreements in connection with the Adelaar Project and Casino Project including the Master Development Agreement and Option Agreement as set forth below. Over the past three (3) years, the Company has expended substantial time and resources on designing the Casino Project and, in conjunction with EPR, working with local, state and federal agencies and officials to obtain the necessary permits and approvals to begin construction.

The Siting Board announced their selection of Montreign after having initiated a Request for Applications ("RFA") competitive process on March 31, 2014, as more fully discussed below. The Montreign proposal to build a Gaming Facility selected for recommendation to the NYSGC by the Siting Board anticipates a minimum capital investment, without the license fee, of approximately $452 million. In addition, pursuant to the RFA, a holder of a Gaming Facility License in our Area must pay a minimum licensing fee within thirty (30) days after the award of a Gaming Facility License, which in our case would be $51 million. The NYSGC will award such Gaming Facility Licenses upon confirmation of the applicants’ suitability and their respective ability to complete the Gaming Facility. The development of the Adelaar Project and the Casino Project is contingent upon various conditions, including obtaining all necessary governmental approvals and the Company's ability to obtain necessary financing.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and judgments related to the application of certain accounting policies.

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
Accounts receivable
Accounts receivable, net of allowances, are stated at the amount we expect to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms and how recently payments have been received and our judgment of collectability. In the normal course of business, we settle wagers for other racetracks and are exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2014 and December 31, 2013, we recorded an allowance for doubtful accounts of approximately $161,000 and $166,000, respectively.
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

Stock-based compensation

The cost of all share-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the market price of our common stock on the date of grant. The fair value of share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of December 31, 2014, there was approximately $617,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our equity compensation plans. That cost is expected to be recognized over a period of two years. This expected cost does not include the impact of any future stock-based compensation awards.

Fair value

We follow the provisions of Financial Accounting Standards Board Accounting Standards Certification (“ASC”) 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). We chose not to elect the fair value option as prescribed by FASB, for our financial assets and liabilities that had not been previously carried at fair value. Our financial instruments are comprised of current assets, current liabilities and a long-term loan. Current assets and current liabilities approximate fair value due to their short-term nature. As of December 31, 2014, we are unable to estimate reasonably the fair value of the long-term loan due to the inability to obtain quotes for similar credit facilities.
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

Development costs

Prior to the enactment of the Gaming Act (defined below) in 2013 and the subsequent referendum approving a constitutional amendment in November 2013 to permit Gaming Facilities in New York, the Company capitalized its development costs for the Casino Project as a VGM facility because it would have transferred MRMI's current VGM license to the Casino Project as a VGM facility. However, subsequent to the enactment of the Gaming Act, Montreign submitted an application to the Siting Board for a Gaming Facility License to operate the Casino Project in a competitive environment. Because of the uncertainty of the awarding of a Gaming Facility License in such a competitive environment, the Company is not capitalizing the expenditures relating to the Casino Project. Therefore, during the fourth quarter of 2013, the Company expensed approximately $16.0 million of previously capitalized costs relating to the Casino Project, and, since that time, all costs incurred for the Casino Project as part of the proposed Gaming Facility will be expensed until Montreign is awarded a Gaming Facility License. Although Montreign was selected on December 17, 2014 by the Siting Board to apply to the NYSGC for a Gaming Facility License, it is not certain that it will obtain a Gaming Facility License necessary for the Casino Project.
In fiscal year 2014, the Casino Project development costs incurred were approximately $12.2 million and consisted of $5.1 million in legal, construction manager costs, consultants and other professional services, $3.1 million of non-refundable payments pertaining to the Option Agreement with EPR, $2.1 million in architectural fees, $1.0 million payment for the RFA application fee, and a $900,000 payment to Kien Huat for a commitment fee pursuant to the Commitment Letter.
In fiscal year 2013, the Adelaar Project and Casino Project development costs expensed were approximately $18.0 million. The $18.0 million consisted of $10.4 million in architectural fees, $1.9 million for shared development expenses with EPR, $2.3 million in legal, $1.0 million in construction manager costs, $900,000 in consultants and other professional services, and $1.5 million of non-refundable payments pertaining to the Option Agreement with EPR.

Results of Operations - Fiscal 2014 Compared to Fiscal 2013
The results of operations for the year ended December 31, 2014 and 2013 are summarized below (dollars in thousands):

	2014	2013	Variance $	Variance %
Revenues:
Gaming	$59,831	$63,642	$(3,811)	(6)%
Food, beverage, racing and other	9,683	12,776	(3,093)	(24)%
Gross revenues	69,514	76,418	(6,904)	(9)%
Less: Promotional allowances	(4,288)	(5,457)	1,169	21%
Net revenues	65,226	70,961	(5,735)	(8)%
Costs and expenses:
Gaming	44,160	47,129	2,969	6%
Food, beverage, racing and other	9,986	11,470	1,484	13%
Selling, general and administrative	11,599	12,734	1,135	9%
Development expenses	12,207	18,009	5,802	32%
Stock-based compensation	636	385	(251)	(65)%
Depreciation	1,324	1,354	30	2%
Total costs and expenses	79,912	91,081	11,169	12%
Income from operations	(14,686)	(20,120)	5,434	(27)%
Amortization of deferred financing costs	(91)	(74)	(17)	23%
Interest expense	(9,128)	(1,331)	(7,797)	586%
Income (loss) before income taxes	(23,905)	(21,525)	(2,380)	11%
Income tax provision	7	17	(10)	(59)%
Net loss	$(23,912)	$(21,542)	$(2,370)	(11)%

Gaming revenue
Gaming revenue decreased by $3.8 million or 6% for the twelve months ended December 31, 2014, as compared to the twelve months ended 2013 and handle decreased by approximately $17.3 million or 2.6% for the same period. The average daily win per unit decreased from $157.08 for the twelve months ended December 31, 2013 to $147.68 for the twelve months ended December 31, 2014. VGM hold percentage decreased to 7.0% for the twelve months ended December 31, 2014 versus 7.4% for the twelve months ended 2013. The decreased hold percentage represents approximately $2.6 million of the $3.8 million decrease in gaming revenue. The severe weather during the first quarter of 2014 significantly impacted gaming revenue. During the first quarter the property was closed three days and had several additional days impacted due to the severe weather causing a decrease of approximately $725,000. During the second and third quarters we made a concentrated effort to reduce our marketing to lower-tier unprofitable segments and we increased our marketing efforts to regain mid and high level tier players. While this results in lower overall win, it generally increases overall player profitability. 2014 had higher jackpots versus the prior year which resulted in an estimated decrease of $637,000 in gaming revenue and contributed to the lower hold percentage in 2014. On July 22, 2014, the Governor signed legislation to amend the New York tax law to increase the subsidized free play allowance from 10% to 15% of gross gaming revenue. This legislative change resulted in a decrease in gaming revenue due to a reduction in non-subsidized free play (free play subject to NYSGC and other commissions), and affected the period of July 22, 2014 to December 31, 2014. Non-subsidized free play is the free play that is not included in the subsidized free play program and is included in gaming revenue and promotional allowances. This increase resulted in a reduction of gaming revenue and complimentaries of approximately $532,000.

Food, beverage, racing and other revenue

Food, beverage, racing and other revenue decreased by $3.1 million or 24%, for the twelve months ended December 31, 2014 as compared to the twelve months ended December 31, 2013. Racing revenue decreased by $2.9 million for the twelve months ended December 31, 2014 as compared to the twelve months ended December 31, 2013. The decrease in racing revenue was due to the inability to simulcast races to and from facilities outside of New York State from February 1, 2014 through July 20, 2014, because we did not have a horsemen's agreement during that period and, even after the agreement was executed, our racing revenues continued to be adversely impacted due to delays in reinstating the interstate simulcasting signal after the suspension. A new horsemen's agreement was executed on November 3, 2014.

Food and beverage revenue decreased by $495,000 for the twelve months ended December 31, 2014 as compared to the twelve months ended December 31, 2013. This decrease is largely due to a 13% reduction in buffet covers for the twelve months ended December 31, 2014 as compared to the twelve months ended December 31, 2013. Additionally, there was a price decrease in the buffet during 2014 which amounted to an estimated $200,000 reduction in revenue.

Other revenue increased by approximately $275,000 principally due to an increase in ATM revenue.

Promotional allowances

Promotional allowances decreased by $1.2 million or 21%, for the twelve months ended December 31, 2014, as compared to the twelve months ended December 31, 2013. Non-subsidized free play (free play subject to NYSGC and other commissions) decreased approximately $630,000. As discussed in detail above in gaming revenue, legislative changes on July 22, 2014 affected the percentage of subsidized free play which resulted in subsidized free play increased by approximately $532,000. The increased subsidized free play resulted in decreased non subsidized free play that is included in gaming revenue and promotional allowances. Players club awards decreased by $369,000 for the twelve months ended December 31, 2014, as compared to the twelve months ended December 31, 2013 partially due to a revision in the manner in which the liability was calculated and lower play club awards issued in 2014. Also, food and beverage complimentaries decreased by $170,000 due to fewer food coupons being issued for the twelve months ended December 31, 2014, as compared to the twelve months ended December 31, 2013.

Gaming costs

Gaming costs decreased by $3.0 million or 6%, for the twelve months ended December 31, 2014, as compared to the twelve months ended December 31, 2013, primarily due to lower NYSGC and other commissions of $2.9 million, resulting from lower gaming revenue.

Food, beverage, racing and other costs

Food, beverage, racing and other costs decreased approximately $1.5 million or 13% for the twelve months ended December 31, 2014, as compared to the twelve months ended December 31, 2013. Racing and related expenses decreased by $1.5 million for the twelve months ended December 31, 2014, as compared to the twelve months ended December 31, 2013, primarily due to reduced purse expenses of $774,000 attributed to reduced racing revenue and the inability to simulcast races to and from facilities outside of New York State because we did not have a horsemen's agreement from February 1, 2014 through July 20, 2014, even after the agreement was executed, our racing revenues continued to be adversely impacted due to delays in reinstating the interstate simulcasting signal after the suspension. A new horsemen's agreement was executed on November 3, 2014. Additionally, racing payroll and benefits decreased by $348,000 and other racing expenses decreased by $410,000. Food and beverage related expenses decreased slightly by $48,000.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $1.1 million or 9% for the twelve months ended December 31, 2014, as compared to the twelve months ended December 31, 2013. Legal and consulting fees decreased approximately $2.1 million, attributable to higher legal fees in 2013 associated with various legal matters, including the Bryanston litigation. Additionally, in 2014 we received a one time insurance settlement payment in the amount of $300,000 pertaining to a legal matter. The decrease in selling, general and administrative expenses was offset by an increase in marketing related expenses of $180,000. Other expenses increased $471,000 due to higher outside director compensation, real estate tax expense, insurance expense and an insurance cash receipt received in 2013 for storm damage. Payroll and related benefits costs increased approximately $326,000 largely due to higher bonus accruals, medical, dental, vision and other benefit related costs.

Development expenses

In fiscal year 2014, the Casino Project development costs expensed were approximately $12.2 million and consisted of $5.1 million in legal, construction manager costs, consultants and other professional services, $3.1 million of non-refundable payments pertaining to the Option Agreement with EPR, $2.1 million in architectural fees, $1.0 million payment for the RFA application fee, and a $900,000 payment to Kien Huat for a commitment fee pursuant to the Commitment Letter.

In fiscal year 2013, the Adelaar Project and Casino Project development costs expensed were approximately $18.0 million and consisted of $10.4 million in architectural fees, $1.9 million for shared development expenses with EPR, $2.3 million in legal, $1.0 million in construction manager costs, $900,000 in consultants and other professional services, and $1.5 million of non-refundable payments pertaining to the Option Agreement with EPR.

Stock-based compensation expense

Stock-based compensation increased by $251,000 or 65%, related to compensation expense attributable to options granted to directors during the fiscal year ended December 31, 2014 and the vesting of restricted stock granted to management during November 2013 that had a three year vesting period.

Interest expense

Interest expense increased $7.8 million, for the twelve months ended December 31, 2014, as compared to the twelve months ended December 31, 2013 in which the Company recognized interest expense of approximately $9.1 million, including an estimated $7.7 million of non-cash interest expense. As a result of the Settlement Agreement on June 30, 2013, and pursuant to ASC 480 the Series E Preferred Stock became contractually redeemable subject to the terms and conditions of the Settlement Agreement and has been classified as a liability on the accompanying balance sheet. The amount of the liability recorded on the balance sheet is the amount at which it would be settled if the redemption occurred as of the balance sheet date. The difference between the redemption amount and the amount recorded in the balance sheet as of the date of the Settlement Agreement has been reflected as a deemed dividend on that date. Changes in the redemption value of the liability subsequent to the date of the Settlement Agreement are recorded as interest expense. Interest expense associated with the change in the redemption amount of the liability were $7.7 million and $0 for the year ended December 31, 2014 and 2013, respectively.

Results of Operations - Fiscal 2013 Compared to Fiscal 2012
The results of operations for the year ended December 31, 2013 and 2012 are summarized below (dollars in thousands):

	2013	2012	Variance $	Variance %
Revenues:
Gaming	$63,642	$63,402	$240	—%
Food, beverage, racing and other	12,776	12,220	556	5%
Gross revenues	76,418	75,622	796	1%
Less: Promotional allowances	(5,457)	(3,649)	(1,808)	(50)%
Net revenues	70,961	71,973	(1,012)	(1)%
Costs and expenses:
Gaming	47,129	45,700	(1,429)	(3)%
Food, beverage, racing and other	11,470	10,959	(511)	(5)%
Selling, general and administrative	12,734	12,895	161	1%
Development expenses	18,009	—	(18,009)	100%
Stock-based compensation	385	647	262	40%
Depreciation	1,354	1,380	26	2%
Total costs and expenses	91,081	71,581	(19,500)	(27)%
Income from operations	(20,120)	392	(20,512)	(5,233)%
Amortization of deferred financing costs	(74)	(30)	(44)	147%
Interest expense	(1,331)	(1,063)	(268)	25%
Interest income	—	4	(4)	(100)%
Income (loss) before income taxes	(21,525)	(697)	(20,828)	2,988%
Income tax provision	17	16	1	6%
Net loss	$(21,542)	$(713)	$(20,829)	(2,921)%
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

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses totaled $12.7 million in 2013 versus $12.9 million in 2012, an increase of $161,000 or 1%.
Development expenses

Previously, we capitalized our development costs for the Casino Project because such development was to be a VGM facility. However, with the enactment of the Gaming Act in 2013 and the subsequent referendum approving a constitutional amendment in November 2013 to permit destination gaming resorts in New York, we applied, in a competitive environment, for a Gaming Facility License for the Gaming Facility which includes the Casino Project and on December 17, 2014, we were selected by the Siting Board to apply to the NYSGC for a Gaming Facility License. As it is not certain that we will obtain a Gaming Facility License necessary for the Casino Project, such expenditures cannot be capitalized; accordingly, during the fourth quarter of 2013, we expensed approximately $16.0 million of previously capitalized costs. All costs incurred for the Casino Project as a destination gaming resort pursuant to the Gaming Act will now be expensed until we are awarded a Gaming Facility License for the Casino Project.

In fiscal year 2013, the Adelaar Project and Casino Project development costs expensed were approximately $18.0 million and consisted of $10.4 million in architectural fees, $1.9 million for shared development expenses with EPR, $2.3 million in legal, $1.0 million in construction manager costs, $900,000 in consultants and other professional services, and $1.5 million of non-refundable payments pertaining to the Option Agreement with EPR.

Stock-based compensation expense

Stock-based compensation decreased approximately $262,000 or 40% for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to more options vesting in 2012 from prior years that became fully vested in 2012.
Interest expense
Interest expense increased approximately $268,000 or 25% for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The interest on the loan agreement between the Company and Kien Huat that became effective pursuant to the Amendment to the Loan Agreement dated August 9, 2012 increased from 5% to 7.5%.

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
Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations, together with the Third Amendment to the Loan Agreement discussed below, will be sufficient to meet working capital requirements, excluding any expenditures on the Casino Project, for at least the next twelve months. Whether these resources are adequate to meet the Company’s liquidity needs beyond that period will depend on its growth and operating results. We will require additional capital resources to develop the Casino Project, in the event we are awarded a Gaming Facility License, for which purpose we may seek to enter into strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions. The sale of additional equity could result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to us, or may not be available in amounts or on acceptable terms.

As of December 31, 2014, we had total current assets of approximately $13.5 million and current liabilities of approximately $10.3 million. We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $14.7 million for the twelve months ended December 31, 2014. Management believes the net losses in fiscal 2014 were primarily related to the Company’s on-going expenditures with respect to the Casino Project, which expenses will not be capitalized until the Company is awarded a Gaming Facility License, and the suspension of simulcasting other than intra-state simulcasting for nearly six months of the year, which simulcasting has now been restored. In particular, the twelve months ended December 31, 2014 were impacted by the: (i) $12.2 million of development expenses for the Casino Project (as defined below); (ii) reduced racing revenues due to the suspension of all simulcasting other than intra-state simulcasting from February 1, 2014 through July 20, 2014, because a horsemen's agreement was not in place with the Monticello Harness Horsemen’s Association ("MHHA") and delays in reinstating interstate simulcasting after such suspension was lifted; (iii) severe weather that caused a reduction in revenues in the first (1st) quarter; and (iv) economic and competitive landscape in the region.

On March 3, 2015, the Company and Kien Huat entered into Amendment No. 3 (the "Third Amendment") to the Loan Agreement, dated November 17, 2010 and amended on August 8, 2012 and December 18, 2013 (the "Loan Agreement"). Pursuant to the Third Amendment, among other things, the maturity date of the Kien Huat Note was extended from March 15, 2015 to March 15, 2016. Additionally, pursuant to the Third Amendment, the Loan Agreement was amended to add the denial to issue a Gaming Facility License to the Company as an Event of Default. In addition, on January 5, 2015, we commenced a rights offering (the “January 2015 Rights Offering”) of non-transferable subscription rights to holders of record of our common stock and Series B Preferred Stock as of January 2, 2015 to purchase up to 7,042,254 shares of our common stock.

In connection with the January 2015 Rights Offering, on January 2, 2015, we and Kien Huat entered into a standby purchase agreement (the “January 2015 Standby Purchase Agreement”) pursuant to which Kien Huat agreed to exercise in full its basic subscription rights granted in the January 2015 Rights Offering within ten (10) days of its grant and to exercise all rights not otherwise exercised by the other holders in an aggregate amount not to exceed $50 million. The January 2015 Rights Offering closed on February 6, 2015. The Company issued a total of 7,042,254 shares of common stock at $7.10 per share. This includes 53,291 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 4,321,798 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 2,667,165 shares not sold in the January 2015 Rights Offering pursuant to the January 2015 Standby Purchase Agreement. After giving effect to the January 2015 Rights Offering, Kien Huat owns approximately 67% of the outstanding shares of the Company’s common stock. The net proceeds of the January 2015 Rights Offering were approximately $49.5 million following the deduction of expenses. The net proceeds of the January 2015 Rights Offering will be used for the expenses relating to the pursuit of the Gaming Facility License for the Casino Project and for development purposes. If the Company is not awarded a gaming facility license, the remaining portion of the proceeds of the January 2015 Rights Offering will be used in its on-going operations. The January 2015 Rights Offering forms part of the equity financing commitment made by Kien Huat related to the Casino Project, which is discussed in further detail below.

On December 17, 2014, Montreign was selected in a unanimous vote by the Siting Board as the sole casino applicant eligible to apply to the NYSGC for a Gaming Facility License in our Area. The Montreign proposal to build a Gaming Facility selected by the Siting Board anticipates that our minimum capital investment, without the license fee, would be approximately $452 million. In addition, pursuant to the RFA, a holder of a Gaming Facility License must pay a minimum licensing fee within thirty (30) days after the award of a Gaming Facility License, which in our case would be $51 million. In the event the Company is awarded a Gaming Facility License, it currently anticipates financing the associated costs and expenses of the license award and the development of the Casino Project with a combination of debt and equity financing.
For the debt portion of the financing, Credit Suisse AG has committed to provide a senior secured credit facility of up to a maximum amount of $478 million (the “CS Credit Facility”). The CS Credit Facility provides that Credit Suisse may change the terms of the credit facility to ensure successful syndication. In addition, the CS Credit Facility is subject to various conditions precedent, including the Company’s receipt of a Gaming Facility License and evidence of an equity investment in the Company of up to $150 million, $50 million of which has been raised in the January 2015 Rights Offering.
We may launch a rights offering to our existing equity holders in an amount necessary to meet the equity investment requirements of the CS Credit Facility and to redeem certain outstanding Series E preferred stock of the Company in accordance with an existing settlement agreement. On June 26, 2014, the Company and Kien Huat, entered into a letter agreement (the "Commitment Letter") pursuant to which Kien Huat committed to exercise its proportionate share of subscription rights if the Company commenced a rights offering on the terms described in the Commitment Letter to meet the requirements of the CS Credit Facility. In addition, in lieu of exercising any over-subscription rights in such a rights offering, Kien Huat agreed it would enter into a standby purchase agreement to exercise all subscription rights not otherwise exercised by other holders in the rights offering upon the same terms as the other holders. For such commitment, the Company agreed to pay Kien Huat a fee of 1.0%of the maximum amount that may be raised, of which 0.5% was paid upon execution of the Commitment Letter and the remaining 0.5% is due if a rights offering is launched.

In connection with the January 2015 Rights Offering, on January 2, 2015, we and Kien Huat also entered into an amendment (the “Amendment”) to the Commitment Letter, pursuant to which Kien Huat agreed to waive, solely with respect to the January 2015 Rights Offering, the condition precedent to the Casino Project Rights Offering that the Gaming Facility License shall have been awarded to Montreign. Moreover, we and Kien Huat agreed to revise the maximum amount of the Casino Project Rights Offering to take into account the January 2015 Rights Offering and the commitment fee payable pursuant to the January 2015 Standby Purchase Agreement. The January 2015 Rights Offering closed on February 6, 2015. The Company issued a total of 7,042,254 shares of common stock at $7.10 per share. This includes 53,291 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 4,321,798 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 2,667,165 shares not sold in the January 2015 Rights Offering pursuant to the January 2015 Standby Purchase Agreement. After giving effect to the January 2015 Rights Offering, Kien Huat owns approximately 67% of the outstanding shares of the Company’s common stock.

We may also seek to enter into other strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions in support of the Casino Project and our ongoing operations. On January 3, 2014, we filed the S-3, which was declared effective on February 12, 2014, covering the offer and sale of up to $250 million of our securities. As of March 6, 2015, we had up to $186.6 million available for future issuances under the S-3. The sale of additional equity will result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company. On April 2, 2014, the Company commenced a rights offering of common stock to holders of its common stock and Series B Preferred Stock (the "April 2014 Rights Offering"). The Company distributed to its common stock holders and Series B Preferred Stock holders one (1) non-transferable right to purchase one (1) share of common stock at a subscription price of $6.25 per share for each fifteen shares of common stock owned, or into which their Series B Preferred Stock was convertible, on March 31, 2014, the record date for the April 2014 Rights Offering. In addition to being able to purchase their pro rata portion of the shares offered based on their ownership as of March 31, 2014, stockholders were able to oversubscribe for additional shares of common stock.

Upon completion of the April 2014 Rights Offering, the Company issued 2,138,881 shares of common stock and raised approximately $13.4 million. This includes 453,165 shares issued to holders upon exercise of their basic subscription rights, 1,512,629 shares issued to Kien Huat upon exercise of its basic subscription rights and 173,087 shares issued to holders upon exercise of their over-subscription rights in the April 2014 Rights Offering. The Company has and expects to utilize the net proceeds of approximately $13.2 million for certain expenses relating to (i) the Adelaar Project and Casino Project; (ii) maintaining our on-going operations and facilities; and (iii) support of our pursuit of a Gaming Facility License.

Net cash (used in) / provided by operating activities was approximately $(15.5) million, $(4.3) million and $3.0 million during the twelve months ended December 31, 2014, 2013 and 2012, respectively. We continue to have significant cash flows used in operating activities due to the costs we are incurring related to the Casino Project. We incurred $12.2 million of development costs during the year ended December 31, 2014. Additionally, our operating cash flows for the year ended December 31, 2014 were negatively impacted by (i) reduced racing revenues due to the suspension of all simulcasting other than intra-state simulcasting from February 1, 2014 through July 20, 2014 because a horseman’s agreement was not in place with the Monticello Harness Horsemen’s Association (“MHHA”) and delays in reinstating interstate simulcasting after such suspension was lifted; (ii) severe weather that caused a reduction in the first quarter of 2014; (iii) and economic and competitive landscape in the region.
Net cash used in investing activities was approximately $1.5 million, $6.6 million and $8.6 million for the twelve months ended December 31, 2014, 2013 and 2012, respectively. The decrease of approximately $5.1 million between 2014 and 2013 is largely a result of project development costs previously capitalized through November 2013, then subsequently written-off and expensed prospectively.
Net cash provided by financing activities was approximately $16.0 million, $9.3 million and $1,000 for the twelve months ended December 31 2014, 2013 and 2012 respectively. Approximately $13.2 million was received from the 2014 Rights Offering, which is net of $189,000 of expenses. During the twelve months ended December 31, 2014 we received approximately $2.8 million pertaining to the proceeds from the exercise of stock options. During 2013, approximately $11.2 million was received from the 2013 Rights Offering, which is net of $223,000 of expenses. Also, approximately $1.5 million was utilized for the redemption of a portion of the Series E Preferred Shares.
On February 9, 2015, our Board authorized the issuance of 25,509 shares of our common stock in payment of dividends due for the year ended December 31, 2014 on our Series B Preferred Stock. The recorded value of these shares was approximately $159,000. At December 31, 2014, the Company had undeclared dividends on the Series B Preferred Stock of approximately $159,000.
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
Contractual Obligations

	Payments due by period (in thousands)

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Kien Huat Loan (a):
Principal (b)	$17,426	$—	$17,426	$—	$—
Estimated interest (b)	1,597	1,325	272	—	—
Total	$19,023	$1,325	$17,698	$—	$—

(a)	See the section of this annual report entitled “Item 8—Financial Statements and Supplementary Data—Note F. Long-term Loan, Related Party.”

(b)	Interest is payable monthly (as amended in 2015 and reflected in table as such) at an annual rate of 7.5% on the Loan until March 15, 2016.

The above table does not include the liability related to the mandatory redemption of the Company’s Series E preferred stock which has a contractually stated term as discussed elsewhere in this report and may be accelerated pursuant to the terms of the redemption agreement.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Pursuant to Item 10(f) of Regulation S-K, the Company is not required to satisfy the accelerated filer disclosure requirements until the first quarter after the determination date fiscal year. As such, the Company is not required to provide the information under this item.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

The Board of Directors and Stockholders of Empire Resorts, Inc.
We have audited the accompanying consolidated balance sheets of Empire Resorts, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ (deficit)/equity, and cash flows for each of the three years then ended December 31, 2014. Our audit also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire Resorts, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Empire Resorts, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework),” and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 10, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Empire Resorts, Inc.
We have audited Empire Resorts, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Empire Resorts, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Empire Resorts, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Empire Resorts, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders' (deficit)/equity and cash flows for each of the three years in the period ended December 31, 2014 of Empire Resorts, Inc. and subsidiaries and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 10, 2015

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,
(In thousands, except for per share data)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$6,435	$7,526
Restricted cash	1,710	1,070
Accounts receivable, net	1,048	1,178
Prepaid expenses and other current assets	4,297	3,023
Total current assets	13,490	12,797
Property and equipment, net	26,372	26,155
Other assets	5	95
Total assets	$39,867	$39,047
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,205	$2,555
Accrued expenses and other current liabilities	8,098	6,041
Total current liabilities	10,303	8,596
Long-term loan, related party	17,426	17,426
Series E preferred stock payable - 1,551 Shares as of December 31, 2014	29,239	22,800
Total liabilities	56,968	48,822
Stockholders’ deficit:
Preferred stock, 5,000 shares authorized; $0.01 par value
Series A junior participating preferred stock, $1,000 per share liquidation value, none issued and outstanding	—	—
Series B, $29 per share liquidation value, 44 shares issued and outstanding	—	—
Series E, $10 per share redemption value, 27 shares issued and outstanding as of December 31, 2014 and 2013, respectively (aggregate liquidation value of $524 and $503 as of December 31, 2014 and 2013, respectively)	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 39,506 and 36,495 shares issued and outstanding in 2014 and 2013, respectively	395	365
Additional paid-in capital	175,801	159,027
Accumulated deficit	(193,297)	(169,167)
Total stockholders’ deficit	(17,101)	(9,775)
Total liabilities and stockholders’ deficit	$39,867	$39,047
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,
(In thousands, except for per share data)

	2014	2013	2012
Revenues:
Gaming	$59,831	$63,642	$63,402
Food, beverage, racing and other	9,683	12,776	12,220
Gross revenues	69,514	76,418	75,622
Less: Promotional allowances	(4,288)	(5,457)	(3,649)
Net revenues	65,226	70,961	71,973
Costs and expenses:
Gaming	44,160	47,129	45,700
Food, beverage, racing and other	9,986	11,470	10,959
Selling, general and administrative	11,599	12,734	12,895
Development expenses	12,207	18,009	—
Stock-based compensation	636	385	647
Depreciation	1,324	1,354	1,380
Total costs and expenses	79,912	91,081	71,581
(Loss) / income from operations	(14,686)	(20,120)	392
Amortization of deferred financing costs	(91)	(74)	(30)
Interest expense	(9,128)	(1,331)	(1,063)
Interest income	—	—	4
Loss before income taxes	(23,905)	(21,525)	(697)
Income tax provision	7	17	16
Net loss	(23,912)	(21,542)	(713)
Undeclared dividends on preferred stock	(188)	(5,508)	(1,551)
Net loss applicable to common shares	$(24,100)	$(27,050)	$(2,264)
Weighted average common shares outstanding, basic	39,138	35,217	29,951
Weighted average common shares outstanding, diluted	39,138	35,217	29,951
Loss per common share, basic	$(0.62)	$(0.77)	$(0.08)
Loss per common share, diluted	$(0.62)	$(0.77)	$(0.08)
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) / EQUITY
YEARS ENDED DECEMBER 31, 2014, 2013 and 2012
(In thousands)

	Preferred Stock*				Common Stock		Additional paid-in capital	Accumulated Deficit	Total Stockholders’ (Deficit)/Equity
	Series B		Series E
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2012	44	$—	1,731	$6,855	29,931	$299	$145,204	$(127,479)	$24,879
Declared and paid dividends on preferred stock	—	—	—	—	92	—	233	(233)	—
Stock issuance	—	—	—	—	50	1	(1)	—	—
Stock-based compensation	—	—	—	—	—	—	647	—	647
Net loss	—	—	—	—	—	—	—	(713)	(713)
Balances, December 31, 2012	44	—	1,731	6,855	30,073	300	146,083	(128,425)	24,813
Redemption of Series E Preferred Shares			(1,703)	(6,854)			268	(19,033)	(25,619)
Declared and paid dividends on preferred stock	—	—	—	—	76	1	166	(167)	(1)
Common stock issued from exercise of rights offering	—	—	—	—	6,032	60	11,338	—	11,398
Stock issuance	—	—	—	—		1	(223)	—	(222)
Options exercised	—	—	—	—	314	3	1,010	—	1,013
Stock-based compensation	—	—	—	—	—	—	385	—	385
Net loss	—	—	—	—	—	—	—	(21,542)	(21,542)
Balances, December 31, 2013	44	—	28	1	36,495	365	159,027	(169,167)	(9,775)
Declared and paid dividends on preferred stock	—	—	—	—	31	1	217	(218)	—
Common stock issued from exercise of rights offering	—	—	—	—	2,139	21	13,347	—	13,368
Stock issuance	—	—	—	—	135	1	(189)		(188)
Options exercised	—	—	—	—	706	7	2,763		2,770
Stock-based compensation	—	—	—	—	—	—	636		636
Net loss	—	—	—	—	—	—	—	(23,912)	(23,912)
Balances, December 31, 2014	44	$—	28	$1	39,506	$395	$175,801	$(193,297)	$(17,101)

*	Series A preferred stock, none issued and outstanding.
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,
(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net loss	$(23,912)	$(21,542)	$(713)
Adjustments to reconcile net loss to net cash (used) /provided by operating activities:
Depreciation	1,324	1,354	1,380
(Recovery) / provision for doubtful accounts	(5)	(36)	25
Non-cash interest expense	7,680	—	—
Development costs write off	—	16,003	—
Loss on disposal of property and equipment	1	91	94
Stock - based compensation	636	385	647
Changes in operating assets and liabilities:
Restricted cash—NYSGC Lottery and Purse Accounts	(633)	128	(43)
Accounts receivable	135	(136)	447
Prepaid expenses and other current assets	(1,274)	(184)	(71)
Other assets	91	122	964
Accounts payable	(350)	(251)	727
Accrued expenses and other current liabilities	815	(276)	(408)
Net cash (used) / provided by operating activities	(15,492)	(4,342)	3,049
Cash flows from investing activities:
Purchase of property and equipment	(1,542)	(1,036)	(548)
Restricted cash—Racing capital improvement	(7)	43	157
Development costs	—	(5,574)	(8,197)
Net cash used in investing activities	(1,549)	(6,567)	(8,588)
Cash flows from financing activities:
Proceeds from rights offering, net of expenses	13,180	11,178	—
Series E preferred shares and dividend redemption	—	(2,819)	—
Proceeds from exercise of stock options	2,770	1,013	1
Net cash provided by financing activities	15,950	9,372	1
Net decrease in cash and cash equivalents	(1,091)	(1,537)	(5,538)
Cash and cash equivalents, beginning of year	7,526	9,063	14,601
Cash and cash equivalents, end of year	$6,435	$7,526	$9,063
Supplemental disclosures of cash flow information:
Interest paid	$1,330	$1,325	$1,044
Income taxes paid	$—	$17	$15
Noncash investing and financing activities:
Common stock issued in settlement of preferred stock dividends	$218	$167	$233
Development costs included in accrued expenses	$—	$—	$2,362
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A. Organization and Nature of Business

Empire Resorts, Inc. (“Empire,” and, together with its subsidiaries, the “Company,” “us,” “our” or “we”) was organized as a Delaware corporation on March 19, 1993, and since that time has served as a holding company for various subsidiaries engaged in the hospitality and gaming industries.

Through Empire’s wholly-owned subsidiary, MRMI, the Company currently owns and operates Monticello Casino and Raceway, a 45,000 square foot VGM and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs, which includes 1,090 VLTs and 20 ETGs. VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. The Company also generates racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of its races to offsite pari-mutuel wagering facilities.
In a letter dated November 20, 2014, the NYSGC assigned to MRMI the race dates requested for December 2014. In a letter dated December 30, 2014, the NYSGC approved MRMI's racetrack and simulcast license renewal applications for calendar year 2015. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.
On December 17, 2014, through our wholly-owned subsidiary, Montreign Operating Company, LLC ("Montreign"), the New York State Gaming Facility Location Board (the “Siting Board”) unanimously selected the Company as the sole Catskill/Hudson Valley Region One (“Region One” or "our Area") casino applicant eligible to apply to the NYSGC for a license (a "Gaming Facility License") to operate a resort casino (the "Casino Project") to be located at the site of Adelaar, a four-season destination resort planned for the Town of Thompson in Sullivan County 90 miles from New York City (the "Adelaar Project"). The Adelaar Project is to be located on 1,500 acres (the "EPR Property") owned by EPT Concord II, LLC ("EPT") and EPR Concord II, LP, each a wholly-owned subsidiary of EPR Properties Trust ("EPR"). The Casino Project, to be called "Montreign Resort Casino", is part of the initial phase of Adelaar, which will also include an indoor Waterpark Lodge and adventure park, Rees Jones redesigned "Monster" Golf Course and an Entertainment Village, which will include retail, restaurant, shopping and entertainment. Together with the Casino Project, this initial phase of the Adelaar Project is referred to as the "Gaming Facility". The Company and EPR have entered into various agreements in connection with the Adelaar Project and Casino Project including the Master Development Agreement and Option Agreement as set forth below. Over the past three (3) years, the Company has expended substantial time and resources on designing the Casino Project and, in conjunction with EPR, working with local, state and federal agencies and officials to obtain the necessary permits and approvals to begin construction.

The Siting Board announced their selection of Montreign after having initiated a Request for Applications ("RFA") competitive process on March 31, 2014, as more fully discussed below. The Montreign proposal to build a Gaming Facility selected for recommendation to the NYSGC by the Siting Board anticipates a minimum capital investment, without the license fee, of approximately $452 million. In addition, pursuant to the RFA, a holder of a Gaming Facility License in our Area must pay a minimum licensing fee within thirty (30) days after the award of a Gaming Facility License, which in our case would be $51 million. The NYSGC will award such Gaming Facility Licenses upon confirmation of the applicants’ suitability and their respective ability to complete the Gaming Facility. The development of the Adelaar Project and the Casino Project is contingent upon various conditions, including obtaining all necessary governmental approvals and the Company's ability to obtain necessary financing.

Liquidity

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations, together with the Third Amendment to the Loan Agreement discussed below, will be sufficient to meet working capital requirements for at least the next twelve months. Whether these resources are adequate to meet the Company’s liquidity needs beyond that period will depend on its growth and operating results. We will require additional capital resources to develop the Casino Project, in the event we are awarded a Gaming Facility License, for which purpose we may seek to enter into strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions. The sale of additional equity could result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to us, or may not be available in amounts or on acceptable terms.

As of December 31, 2014, we had total current assets of approximately $13.5 million and current liabilities of approximately $10.3 million. We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $14.7 million for the twelve months ended December 31, 2014. Management believes the net losses in fiscal 2014 were primarily related to the Company’s on-going expenditures with respect to the Casino Project, which expenses will not be capitalized until the Company is awarded a Gaming Facility License, and the suspension of simulcasting other than intra-state simulcasting for nearly six months of the year, which simulcasting has now been restored. In particular, the twelve months ended December 31, 2014 were impacted by the: (i) $12.2 million of development expenses for the Casino Project (as defined below); (ii) reduced racing revenues due to the suspension of all simulcasting other than intra-state simulcasting from February 1, 2014 through July 20, 2014, because a horsemen's agreement was not in place with the Monticello Harness Horsemen’s Association ("MHHA") and delays in reinstating interstate simulcasting after such suspension was lifted; (iii) severe weather that caused a reduction in revenues in the first (1st) quarter; and (iv) economic and competitive landscape in the region.

As of February 20, 2015, the Company and Kien Huat entered into Amendment No. 3 (the "Third Amendment") to the Loan Agreement, dated November 17, 2010 and amended on August 8, 2012 and December 18, 2013 (the "Loan Agreement"). Pursuant to the Third Amendment, among other things, the maturity date of the Kien Huat Note was extended from March 15, 2015 to March 15, 2016. Additionally, pursuant to the Third Amendment, the Loan Agreement was amended to add the denial to issue a Gaming Facility License to the Company as an Event of Default. In addition, on January 5, 2015, we commenced a rights offering (the “January 2015 Rights Offering”) of non-transferable subscription rights to holders of record of our common stock and Series B Preferred Stock as of January 2, 2015 to purchase up to 7,042,254 shares of our common stock. In connection with the January 2015 Rights Offering, on January 2, 2015, we and Kien Huat entered into a standby purchase agreement (the “Standby Purchase Agreement”) pursuant to which Kien Huat agreed to exercise in full its basic subscription rights granted in the January 2015 Rights Offering within ten (10) days of its grant and to exercise all rights not otherwise exercised by the other holders in an aggregate amount not to exceed $50 million. The January 2015 Rights Offering closed on February 6, 2015. The Company issued a total of 7,042,254 shares of common stock at $7.10 per share. This includes 53,291 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 4,321,798 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 2,667,165 shares not sold in the January 2015 Rights Offering pursuant to the Standby Purchase Agreement. After giving effect to the January 2015 Rights Offering, Kien Huat owns approximately 67% of the outstanding shares of the Company’s common stock. The net proceeds of the January 2015 Rights Offering will be used for the expenses relating to the pursuit of the Gaming Facility License for the Casino Project and for development purposes. If the Company is not awarded a gaming facility license, the remaining portion of the proceeds of the January 2015 Rights Offering will be used in its on-going operations. The January 2015 Rights Offering forms part of the equity financing commitment made by Kien Huat related to the Casino Project, which is discussed in further detail below.

On December 17, 2014, Montreign was selected in a unanimous vote by the Siting Board as the sole casino applicant eligible to apply to the NYSGC for a Gaming Facility License in our Area. The Montreign proposal to build a Gaming Facility selected by the Siting Board anticipates that our minimum capital investment, without the license fee, would be approximately $452 million. In addition, pursuant to the RFA, a holder of a Gaming Facility License must pay a minimum licensing fee within thirty (30) days after the award of a Gaming Facility License, which in our case would be $51 million. In the event the Company is awarded a Gaming Facility License, it currently anticipates financing the associated costs and expenses of the license award and the development of the Casino Project with a combination of debt and equity financing.

We anticipate financing the associated costs and expenses of the license award and the development of the Casino Project with a combination of debt and equity financing.

For the debt portion of the financing, Credit Suisse AG has committed to provide a senior secured credit facility of up to a maximum amount of $478 million (the “CS Credit Facility”). The CS Credit Facility provides that Credit Suisse may change the terms of the credit facility to ensure successful syndication. In addition, the CS Credit Facility is subject to various conditions precedent, including the Company’s receipt of a Gaming Facility License and evidence of an equity investment in the Company of up to $150 million, $50 million of which has been raised in the January 2015 Rights Offering.

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

In connection with the January 2015 Rights Offering, on January 2, 2015, we and Kien Huat also entered into an amendment (the “Amendment”) to the Commitment Letter, pursuant to which Kien Huat agreed to waive, solely with respect to the January 2015 Rights Offering, the condition precedent to the Casino Project Rights Offering that the Gaming Facility License shall have been awarded to Montreign. Moreover, we and Kien Huat agreed to revise the maximum amount of the Casino Project Rights Offering to take into account the January 2015 Rights Offering and the commitment fee payable pursuant to the January 2015 Standby Purchase Agreement.

The January 2015 Rights Offering closed on February 6, 2015. The Company issued a total of 7,042,254 shares of common stock at $7.10 per share. This includes 53,291 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 4,321,798 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 2,667,165 shares not sold in the January 2015 Rights Offering pursuant to the January 2015 Standby Purchase Agreement. After giving effect to the January 2015 Rights Offering, Kien Huat owns approximately 67% of the outstanding shares of the Company’s common stock. The net proceeds of the January 2015 Rights Offering were approximately $49.5 million following the deduction of expenses. The net proceeds of the January 2015 Rights Offering will be used for the expenses relating to the pursuit of the Gaming Facility License for the Casino Project and for development purposes. If the Company is not awarded a gaming facility license, the remaining portion of the proceeds of the January 2015 Rights Offering will be used in its on-going operations.

We may also seek to enter into other strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions in support of the Casino Project and our ongoing operations. On January 3, 2014, we filed the S-3, which was declared effective on February 12, 2014, covering the offer and sale of up to $250 million of our securities. As of March 6, 2015, we had up to $186.6 million available for future issuances under the S-3. The sale of additional equity will result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.

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

Upon completion of the April 2014 Rights Offering on May 6, 2014, the Company issued 2,138,881shares of common stock and raised approximately $13.4 million. This includes 453,165 shares issued to holders upon exercise of their basic subscription rights, 1,512,629 shares issued to Kien Huat upon exercise of its basic subscription rights and 173,087shares issued to holders upon exercise of their over-subscription rights in the April 2014 Rights Offering. The Company has and expects to utilize the net proceeds of approximately $13.2 million for certain expenses relating to (i) the Adelaar Project and Casino Project; (ii) maintaining our on-going operations and facilities; and (iii) support of our pursuit of a Gaming Facility License.

Recent Events

Definition of Video Lottery Gaming

The 2015-2016 Executive Budget, Revenue Article VII Legislation, expands the statutory definition of Video Lottery Gaming to include "any lottery game played on a video lottery terminal that issues electronic tickets, allows multiple players to participate in the same game and determines winners to a material degree upon the element of chance, notwithstanding that the skill of a player may influence such player's chance of winning a game. Video lottery gaming may include elements of player interaction after a player receives an initial chance." If adopted, MRMI shall pursue adding these types of VGMs to its facility.

Regulation

VGM and Racing Operations
Our VGM and harness horseracing and simulcast operations are overseen by the NYSGC. The legislation that created the NYSGC provides that the Board of the NYSGC shall consist of seven members. As of March 6, 2015, six members have been appointed to the Board of the NYSGC. The NYSGC has the authority and responsibility to promulgate rules and regulations that affect the operations of our business. Prior to the creation of the NYSGC, our harness horseracing and simulcasting activities were overseen by the New York State Racing and Wagering Board ("RWB") and our VGM activities were overseen by the New York Lottery ("NYL"). Now, our VGM, harness horseracing and simulcast activities in the State of New York are overseen by the NYSGC, Division of Lottery and Division of Horse Racing, respectively.

In a letter dated November 20, 2014, NYSGC assigned to MRMI the race dates requested for December 2014. In a letter dated December 30, 2014, the NYSGC approved MRMI's racetrack and simulcast license renewal applications for calendar year 2015. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.

On July 22, 2014, the Governor signed legislation to amend the New York tax law, in relation to the authorized hours of conducting video lottery gaming and the amount of free play authorized. The law now permits VGM facilities to remain open until 6:00 am. After review, we have determined that it is unlikely that we will change our hours of operation to remain open until 6:00 am each day. The law also increases the non-subsidized free play allowance from 10% to 15%.
Casino Gaming

On July 30, 2013, the Upstate New York Gaming and Economic Development Act ("Gaming Act") was enacted. The Gaming Act, among other things, provides the statutory framework for the regulation of full-scale casino gaming, which was approved by New York State voters in November 2013 when they voted to approve a constitutional amendment to permit full-scale casino gaming. The Gaming Act amends the racing, pari-mutuel wagering and breeding law, the penal law, the tax law and the state finance law in relation to full-scale gaming. The Gaming Act authorizes the NYSGC to award up to four (4) upstate destination gaming resort licenses (each a "Gaming Facility License"). Gaming Facilities are authorized in three (3) regions of the state: the Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties, which is referred to as the "Hudson Valley-Catskills Area" and in which we are located; the Albany, Fulton, Montgomery, Rensselaer, Saratoga, Schenectady, Schoharie and Washington counties (the "Capital Region"); and the Broome, Chemung (east of State Route 14), Schuyler (east of State Route 14), Seneca, Tioga, Tompkins, and Wayne (east of State Route 14) counties (the "Finger Lakes Region"). Up to two (2) Gaming Facilities can be located in any of the three (3) regions. No Gaming Facilities can be authorized in Putnam county, Westchester county, Rockland county, New York City or Long Island.
Further, the Gaming Act authorizes Nassau Off-Track Betting Corporation ("Nassau OTB") and Suffolk Regional Off-Track Betting Corporation ("Suffolk OTB") to file video lottery gaming license applications to establish one (1) VGM facility each, at an Off-Track Betting site operated by Nassau OTB and Suffolk OTB respectively, with a maximum of one thousand (1,000) VGMs at each site.
In accordance with the Gaming Act, the Siting Board is charged with selecting applicants that are qualified to receive a Gaming Facility License and determining the location of such Gaming Facilities. On December 17, 2014, the Siting Board selected one applicant in each region, but declined to select a second applicant for any of the regions. On January 13, 2015, the Siting Board authorized a new RFA for the Finger Lakes Region, but declined to issue a new RFA for our Area and the Capital Region. Once the Gaming Facility Licenses are awarded by the NYSGC, there will be a seven (7) year exclusivity period for holders of Gaming Facility Licenses, commencing with the awarding of the license, during which no further Gaming Facilities will be licensed by the NYSGC. If the Legislature authorizes additional Gaming Facility Licenses within this period, licensees shall have the right to recover a pro-rata portion of the license fee paid.
Pursuant to the RFA issued by the Siting Board, each Applicant was required to pay to the NYSGC an application fee of $1 million ("Application Fee") by April 23, 2014 to help defray the costs associated with the processing of the application and investigation of the applicant. However, if the costs of processing, investigation and related costs exceed the Application Fee, the applicant shall be required to pay the additional amount to the NYSGC within thirty (30) days after notification of insufficient fees. If the investigation costs related to an applicant are below the amount of the Application Fee paid, any unexpended portion shall be returned to the applicant. On April 18, 2014, the NYSGC confirmed that it received our Application Fee.

On June 30, 2014, Montreign submitted an application for a Gaming Facility License in response to the RFA. There were eight (8) applicants that filed nine (9) applications in our Area which include, among others, Caesars Entertainment, a joint venture between the Cordish Companies and Penn National Gaming, Inc. and RW Orange County LLC, an affiliate of Genting Malaysia Berhad, for which K.T. Lim, a director and beneficiary of Kien Huat, serves as chairman and chief executive officer.
Oral presentations of applications were held by the Siting Board on September 8 and 9, 2014. The Company and EPR provided an oral presentation of the Gaming Facility to the Siting Board on September 9, 2014. On September 23, 2014, the Siting Board conducted public input hearings on the nine (9) applications in our Area. On December 17, 2014, we were selected by the Siting Board as the only applicant in our Area to apply to the NYSGC for a Gaming Facility License.

The proposal to build a Gaming Facility by Montreign that was selected by the Siting Board anticipates that our minimum capital investment, without the license fee, would be approximately $452 million. In addition, pursuant to the RFA, a holder of a Gaming Facility License must pay a minimum licensing fee within thirty (30) days after the award of a Gaming Facility License, which in our case would be $51 million. The Gaming Facility has an expected going-forward combined investment of approximately $1.1 billion and contemplates the following elements:

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

Pursuant to the RFA, a holder of a Gaming Facility License must pay a minimum licensing fee within thirty (30) days after the award of a Gaming Facility License. Our licensing fee will be $51 million.The duration of the initial licenses will be ten (10) years and the NYSGC will set the duration of, and fee for, renewal licenses. The NYSGC will oversee regulation of Gaming Facilities.

The tax rate on slot machines at Montreign Resort Casino will be 39% and the tax rate on table games would be 10%. However, an applicant may agree to supplement the tax with a binding supplemental fee. The tax rate on VGM operations at Monticello Casino and Raceway will remain at the existing NYSGC commission rates and is expected to include an additional commission from NYSGC based on a rate related to the effective tax rate on all gross gaming revenue at the Gaming Facility developed by Montreign. Existing payments to the racing industry for purses and breeding will be maintained. The minimum gambling age for Montreign will be 21, and no smoking will be authorized. As a condition of licensure, Montreign will be required to commence gaming operations no less than twenty-four months following the award of a Gaming Facility License by the NYSGC.

The Gaming Act imposes a $500 annual fee on each slot machine and table game. In addition, the Gaming Act requires the maintenance of the horsemen and breeder payments at the 2013 dollar level to be adjusted annually pursuant to changes in the consumer price index.
Master Development Agreement
EPT and EPR Concord II, LP are the sole owners of the EPT Property on which the Company and EPR envision the development of a four-season destination resort to be named Adelaar. On December 14, 2012 (the "Effective Date"), EPT and the Company entered into the Master Development Agreement ("MDA") to develop the EPT Property. The MDA defines and governs the overall relationship between EPT and the Company with respect to the development, construction, operation, management and disposition of the Adelaar Project to be developed by the parties on the EPT Property. The term of the MDA commenced on the Effective Date and shall expire on the earlier of (i) the earliest date on which the Casino Project, the Golf Course Project and the Initial Resort Project (as such terms are defined below and in the MDA) are all open to the general public for business and (ii) the sooner termination pursuant to the terms of the MDA. The parties also agreed to continue to cooperate in good faith with the on-going development plans and have agreed to share certain mutually agreed upon expenses including expenses relating to common infrastructure work. Either party has the right to terminate the MDA prior to the execution of a lease between EPT and the Company with respect to the EPT Property prior to the commencement of construction on the Casino Project (the "Casino Lease"). Following the payment of any additional amounts accrued pursuant to the MDA as of the date of termination, neither party shall have any obligations under the MDA.

In accordance with the terms of the MDA, the Company shall be responsible for the development and construction of the Casino Project, in which the Company has agreed to invest a minimum of $300 million. Once the development of the Casino Project is completed, the Company shall then be responsible for maintaining and operating the Casino Project in accordance with the operating standards contained in the Casino Lease.

The Company and EPT agreed to cooperate with each other and appropriate governmental authorities and to provide such information as may be reasonably requested by such governmental authorities in order to obtain and maintain all gaming and related licenses required to operate the Casino Project. In accordance with the terms of the Option Agreement, which is discussed below, we waived our right to terminate the MDA pursuant to specified provisions therein and, unless the Option terminates due to the occurrence of a Trigger Event, which is defined below, so long as EPT has provided its notice to proceed, the Master Declaration has been executed and EPT is not in breach of the Option Agreement or any other agreements between the parties, we are prohibited from building or operating a Gaming Facility in our Area anywhere other than at the EPT Property or building or operating a VGM facility anywhere other than at MRMI’s existing site or at the EPT Property for a period of five years following the termination of the Option Agreement. The development of the Adelaar Project, including the Casino Project, is contingent upon various conditions, including obtaining necessary governmental approval, as fully set forth in the MDA and the Company's ability to obtain necessary financing.
Option Agreement
On December 21, 2011 (the “Option Effective Date”), the Company entered into an option agreement with EPT, which was last amended by a letter agreement dated June 20, 2014, between EPT and the Company (as amended, the “Option Agreement”). Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease certain portions of the EPT Property pursuant to the terms of the form of Casino Lease negotiated between the parties. Our rights and obligations pursuant to the Option Agreement are subject to certain existing EPT agreements.
Among other things, the Option Agreement reflects the parties' agreement of when the Company must decide whether it will lease the EPT Property for purposes of constructing the Casino Project. Pursuant to the Option Agreement, on November 30, 2013, the Company exercised its right to extend the date by which it must make such determination (the "Option Exercise Period End Date") for up to a twelve (12) month period ending November 30, 2014 (the "First Extended Option Exercise Period"). In addition, the final date by which the Company must decide whether or not to execute the Casino Lease (the "Final Option Exercise Outside Date") was extended to a date that is (i) one hundred twenty (120) days from the earliest to occur of specified triggers relating to whether the Company is chosen to receive a Gaming Facility license or (ii) sixty (60) days from when affiliates of MRMI enter into an agreement to develop a gaming facility with someone other than MRMI (each a "Trigger Event"). In consideration of such extension, the Company made monthly option payments (each an “Option Payment”). If a Trigger Event occurs, EPT may, at its sole discretion, extend the Final Option Exercise Outside Date by a maximum of ninety (90) days and, before the Final Option Exercise Outside Date, waive such Trigger Event in writing (in which case the Option Agreement would continue as if such Trigger Event had not occurred).
Because a Trigger Event did not occur as of the end of the First Extended Option Exercise Period, (i) the Company has the ability to extend the Option Exercise Period End Date by up to an additional twelve (12) months (the “Second Extended Option Exercise Period”) from November 30, 2014 to November 30, 2015 by making monthly Option Payments of $375,000 per month. If a Trigger Event has not occurred as of the end of the Second Extended Option Exercise Period, the Company may extend the Option Exercise Period End Date on a monthly basis until the occurrence of a Trigger Event by making monthly Option Payments at an even higher amount. If the Company exercises the Option and the Casino Lease for the EPT Property is executed between the parties, any Option Payments made by the Company shall constitute prepaid rent and shall be applied against amounts due to EPT as rent under the Casino Lease.

If a Trigger Event occurs, EPT shall have the immediate right to discuss or negotiate with any other entity with respect to developing a casino or seeking a Gaming Facility License regarding the EPT Property and, if the Company has not exercised the Option by the applicable Final Option Exercise Outside Date, EPT shall have the immediate right to enter into an agreement with another entity to develop a casino or seek a Gaming Facility License with respect to the EPT Property.

During the term of the Option Agreement, the Company agreed to make a good faith effort to pursue a Gaming Facility License. If the Company fails to diligently pursue the Gaming Facility License, the Company shall notify EPT and the Final Option Exercise Outside Date shall be sixty (60) days following the receipt of such notice by EPT. In furtherance of the Adelaar Project and the Casino Project, EPT and the Company negotiated the terms of a Master Declaration which was executed by EPT on December 6, 2013, which addresses the covenants, conditions, easements and restrictions of the Concord Resorts Master Association, LLC for the Adelaar Project.

EPT has also granted the Company the option to purchase the EPT Property, together with the other property owned by EPT at the site of the former Concord Resort, which option is exercisable upon the occurrence of a Trigger Event or any time between May 1, 2015 and June 30, 2015, at book value as of August 30, 2013 plus capitalized expenses incurred by EPT after such date through the purchase date and related to the development of the EPT Property.

Pursuant to the Option Agreement, we made option payments to EPT in the amount of $750,000 and $472,603, on December 21, 2011 and March 8, 2013, respectively. On September 18, 2013, EPT's Board of Directors provided an irrevocable notice to proceed with the development of the EPT Property in accordance with the MDA. In addition, on September 30, 2013, we provided a certificate waiving our right to terminate the MDA. As a result, on September 30, 2013, the aggregate option payments of $1,222,603 made by us to EPT, became non-refundable. In addition to the monthly Option Payments, as of December 31, 2014, we have made $3.1 million of cumulative non-refundable payments pertaining to the Option Agreement with EPR.

Pursuant to the June 20, 2014 letter agreement, the Company and EPT agreed to amend the terms of the Casino Lease to expire on the earlier of: (i) the last day of the calendar month that is seventy (70) years after the commencement of the Casino Lease, and (ii) upon the Company giving EPT written notice of its election to terminate the Casino Lease (the “Termination Option”) at least twelve (12) months prior to any one of five (5) Option Dates (as defined below). The Option Dates under the letter agreement mean each of the twentieth (20th), thirtieth (30th), fortieth (40th), fiftieth (50th) and sixtieth (60th) anniversary of the commencement of the ground lease. Upon the Company's timely notice of exercise of its Termination Option, the Casino Lease shall be automatically terminated effective as of the applicable Option Date. Additionally, within sixty (60) days after a Gaming Facility License has been awarded to Montreign, MRMI will assign, and Montreign will assume, the Option and Casino Lease to own or acquire the land through a tenancy for a term of seventy (70) years. The remaining terms and conditions of the Option Agreement remain unchanged.

Regulatory Permits and Approvals

In January, 2013, the Town Board (the "Town Board") of the Town of Thompson, in which the EPT Property is located, unanimously approved certain zoning amendments necessary for the development of the Adelaar Project and the Comprehensive Development Plan for the entire project site. Moreover, in July 2013, the Planning Board of the Town of Thompson granted final site plan approval for the Casino Project. On April 17, 2014, an application for a Minor Amendment to the Site Development Plan Approval for the Casino Project was made to the Planning Board. The Minor Site Plan Amendment included a minor design change, and an increase in the number of hotel rooms and additional parking for the Casino Project. By Resolution dated June 3, 2014, the Town Board determined that no further environmental review under the State Environmental Quality Review Act ("SEQRA") was required in connection with the proposed Minor Site Plan Amendment and issued a Negative Declaration of Environmental Significance. The Planning Board approved the Minor Site Plan Amendment by Resolution dated June 11, 2014. On August 13, 2014, the Planning Board adopted a resolution approving the Final Subdivision Plat for the Adelaar Project and the Casino Project parcels. On January 5, 2015, the New York State Department of Environmental Conservation issued a Freshwater Wetlands Permit, Stream Disturbance Permit and Water Quality Certification authorizing disturbances to certain state regulated wetlands and stream corridors necessary to facilitate the development. On January 6, 2015, the Town issued a local building department permit authorizing the removal of certain trees necessary to facilitate the development. On February 20, 2015, the U.S. Army Corps of Engineers issued a Wetlands Permit authorizing discharges to certain federally regulated wetlands on the EPT Property.

The Company will need to submit detailed construction plans to the Town of Thompson and receive other regulatory approvals, including approvals from the New York State departments of Environmental Conservation, Transportation and Health prior to the commencement of construction on the Casino Project. Moreover, additional design changes may require further review and approvals by the Town Board and other responsible governmental bodies and agencies.

On March 19, 2013, the County of Sullivan Industrial Development Agency (“IDA”) approved a Resolution (1) taking official action authorizing the issuance of revenue bonds to enable the Company to use the industrial development revenue bonds for the financing of the Casino Project; (2) describing the forms of financial assistance being contemplated by the IDA to include: (i) an exemption from New York State (“State”) and local sales and use taxes with respect to certain items used in, or for the acquisition, construction and equipping of, the Casino Project, estimated to be $15 million, (ii) the grant of one or more mortgage liens on IDA's interest in the Casino Project to secure the bonds and/or any other indebtedness incurred by or for the benefit of the Company in connection with the Casino Project, which Mortgages would be exempt from all mortgage recording taxes imposed in the State, estimated to be $1.1 million, and (iii) a partial (or full) real property tax abatement, estimated to be $126 million over sixteen (16) years; and (3) appointing the Company as IDA's agent to undertake the Casino Project. Fees for the utilization of the bonds and other financial assistance would be paid by the Company to the IDA. In September 2014, MRMI, Montreign, and the IDA entered into agreements providing certain financial benefits for the acquisition, construction and financing of the Casino Project consistent with the IDA’s Destination Resort Program policy.  The IDA authorized the execution of these agreements pursuant to a resolution adopted on September 3, 2014. Consistent with the IDA resolution, the IDA, MRMI and Montreign executed an Agent Agreement, Lease Agreement, Leaseback Agreement, PILOT Agreement, and related documents, which will become effective upon the awarding of a Gaming License to Montreign.

Note B. Summary of Significant Accounting Policies
Revenue recognition and Promotional allowances
Gaming revenue is the net difference between gaming wagers and payouts for prizes from VGMs, non-subsidized free play and accruals related to the anticipated payout of progressive jackpots. Progressive jackpots contain base jackpots that increase at a progressive rate based on the credits played and are charged to revenue as the amount of the jackpots increase. The Company recognizes gaming revenues before deductions of such related expenses as NYSGC’s share of VGM revenue and the Monticello Harness Horsemen’s Association (the “MHHA”) and Agriculture and New York State Horse Breeding Development Fund’s contractually required percentages.
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
The retail value amounts included in promotional allowances for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Food and beverage	$1,656	$1,835	$1,605
Non-subsidized free play	2,476	3,106	1,459
Players club awards	156	516	585
Total retail value of promotional allowances	$4,288	$5,457	$3,649

The estimated cost of providing complimentary food, beverages and other items for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Food and beverage	$2,206	$2,154	$1,605
Non-subsidized free play	1,461	1,832	861
Players club awards	156	516	585
Total cost of promotional allowances	$3,823	$4,502	$3,051
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
Restricted cash
The Company has four types of restricted cash accounts.
Approximately $904,000 of cash is held in reserve in accordance with NYSGC regulations as of December 31, 2014 as listed below. The Company granted the NYSGC a security interest in the segregated cash account used to deposit NYSGC’s share of net win in accordance with the NYSGC Rules and Regulations.
Under New York State Racing, Pari-Mutual Wagering and Breeding Law, MRMI is obliged to withhold a certain percentage of certain types of racing and pari-mutuel wagers towards the establishment of a pool of money, the use of which is restricted to the funding of approved capital improvements. Periodically during the year, MRMI petitions the NYSGC to certify that the noted expenditures are eligible for reimbursement from the capital improvement fund. The balance in this account was approximately $49,000 and $42,000 at December 31, 2014 and 2013, respectively.In April 2005, the New York law governing VGM operations was modified to provide an increase in the revenues retained by the VGM operator. A portion of that increase was designated as a reimbursement of marketing expenses incurred by the VGM operator. The amount of revenues directed toward this reimbursement is deposited in a bank account under the control of the NYL (now NYSGC) and the VGM operator. The funds are transferred from this account to the VGM operator upon the approval by NYSGC officials of the reimbursement requests submitted by the VGM operator. The balance in this account was approximately $405,000 and $399,000 at December 31, 2014 and 2013, respectively.
In connection with the Company’s VGM operations, it agreed to maintain a restricted bank account. The balance in this account was $450,000 and $400,000, at December 31, 2014 and 2013, respectively. The NYSGC can make withdrawals directly from this account if they have not received their share of net win when due. For the year ended December 31, 2014, there were no withdrawals made from this account.
In addition to the NYSGC restricted cash balances listed above, the Company established an account to segregate amounts collected and payable to Monticello Harness Horsemen’s Association (the “MHHA”) and pursuant to its contract. The balance in this account was approximately $806,000 and $229,000 at December 31, 2014 and 2013, respectively.
Accounts receivable
Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded an allowance for doubtful accounts of approximately $161,000 and $166,000, as of December 31, 2014 and 2013.

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
Project Development Costs

Prior to the enactment of the Gaming Act (defined below) in 2013 and the subsequent referendum approving a constitutional amendment in November 2013 to permit Gaming Facilities in New York, we capitalized our development costs for the Casino Project as a VGM facility because we would have transferred our current VGM license to the Casino Project as a VGM facility. However, subsequent to the enactment of the Gaming Act, Montreign submitted an application to the Siting Board for a Gaming Facility License to operate the Casino Project in a competitive environment. Because of the uncertainty of the awarding of a Gaming Facility License in such a competitive environment, we are not capitalizing the expenditures relating to the Casino Project. Therefore, during the fourth quarter of 2013, we expensed approximately $16.0 million of previously capitalized costs relating to the Casino Project, and, since that time, all costs incurred for the Casino Project as part of the proposed Gaming Facility will be expensed until we are awarded a Gaming Facility License. Although we were selected on December 17, 2014 by the Siting Board to apply to the NYSGC for a Gaming Facility License, it is not certain that we will obtain a Gaming Facility License necessary for the Casino Project.

In fiscal year 2014, total Casino Project development costs incurred were approximately $12.2 million and consisted of $5.1 million in legal, construction manager costs, consultants and other professional services, $3.1 million of non-refundable payments pertaining to the Option Agreement with EPR, $2.1 million in architectural fees, $1.0 million in payment for the RFA application fee, and a $900,000 payment to Kien Huat for a commitment fee pursuant to the Commitment Let

In fiscal year 2013, total Project and Casino Project development costs expensed were approximately $18.0 million and consisted of $10.4 million in architectural fees, $1.9 million for shared development expenses with EPR, $2.3 million in legal, $1.0 million in construction manager costs, $900,000 in consultants and other professional services, and $1.5 million of non-refundable payments pertaining to the Option Agreement with EPR.
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
Loss contingencies
There are times when non-recurring events may occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for loss contingencies typically relate to certain legal proceedings, customer and other claims and litigation. As required by generally accepted accounting principles in the United States of America (“GAAP”), the Company determines whether an accrual for a loss contingency is appropriate by assessing whether a loss is deemed probable and can be reasonably estimated. The Company analyzes its legal proceedings and other claims based on available information to assess potential liability. The Company develops its views on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. No liability was accrued for loss contingencies at December 31, 2014 and 2013.
Earnings (loss) per common share
The Company computes basic earnings (loss) per share by dividing net income (loss) applicable to common shares by the weighted-average common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for the years ended December 31, 2014, 2013 and 2012 were the same.
The following table shows the approximate number of common stock equivalents outstanding at December 31, 2014 and 2013 that could potentially dilute basic loss per share in the future, but were not included in the calculation of diluted loss per share for the years ended December 31, 2014 and 2013, because their inclusion would have been anti-dilutive.

	Outstanding at December 31,
	2014	2013
Options	781,000	1,890,000
Warrants	1,083,000	1,083,000
Option Matching Rights	901,000	999,000
Restricted stock	185,000	163,000
Shares to be issued upon conversion of long-term loan, related party	6,575,000	6,575,000
Total	9,525,000	10,710,000
Fair value
The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by FASB, for its financial assets and liabilities that had not been previously carried at fair value. The Company’s financial instruments are comprised of current assets, current liabilities and a long-term loan. Current assets and current liabilities approximate fair value due to their short-term nature. As of December 31, 2014 and 2013, the Company’s management was unable to estimate reasonably the fair value of the long-term loan due to the inability to obtain quotes for similar credit facilities.
Advertising
The Company records as current operating expense the costs of general advertising, promotion and marketing programs at the time those costs are incurred. Advertising expense was approximately $977,000, $885,000 and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Stock-based compensation
The cost of all share-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the market price of Empire’s common stock on the date of grant. The fair value of share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of December 31, 2014, there was approximately $617,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s equity compensation plan. That cost is expected to be recognized over a period of 2.00 years. This expected cost does not include the impact of any future stock-based compensation awards.

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

Recent accounting pronouncements

In May 2014, the FASB issued new revenue recognition guidance, which will supersede nearly all existing revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the new guidance implements a five-step process for customer contract revenue recognition. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is prohibited. Entities can transition to the new guidance either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management assessed the impact the new revenue recognition guidance had on the consolidated financial statements and does not believe it will have a significant impact.
Reclassifications
In our prior year financial statements, the Company included development expenses in selling, general, and administrative expenses on the statement of operations and disclosed the amount of development expenses in the notes to the financial statements. In the current year, the Company has presented development costs as a separate line on the statement of operations; accordingly, the prior year financial statements have been reclassified to conform to this presentation.
Note C. Property and Equipment
Property and equipment at December 31 consists of:

	(in thousands)
	2014	2013
Land	$770	$770
Land improvements	1,681	1,672
Buildings	4,727	4,727
Building improvements	27,062	25,571
Vehicles	282	273
Furniture, fixtures and equipment	3,540	3,357
Construction in Progress	85	256
	38,147	36,626
Less—Accumulated depreciation	(11,775)	(10,471)
	$26,372	$26,155
Depreciation expense was approximately $1.3 million, $1.4 million and $1.4 million for years ended December 31, 2014, 2013 and 2012, respectively.

The VGMs in the Company’s facility are owned by the NYSGC and, accordingly, the Company's consolidated financial statements include neither the cost nor the depreciation of those devices.

Note D. Project Development Costs
On December 21, 2011 (the “Option Effective Date”), the Company entered into an option agreement with EPT, which was last amended by a letter agreement dated June 20, 2014, between EPT and the Company (as amended, the “Option Agreement”). Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease certain portions of the EPT Property pursuant to the terms of the form of Casino Lease negotiated between the parties. Our rights and obligations pursuant to the Option Agreement are subject to certain existing EPT agreements.
Among other things, the Option Agreement reflects the parties' agreement of when the Company must decide whether it will lease the EPT Property for purposes of constructing the Casino Project. Pursuant to the Option Agreement, on November 30, 2013, the Company exercised its right to extend the date by which it must make such determination (the "Option Exercise Period End Date") for up to a twelve (12) month period ending November 30, 2014 (the "First Extended Option Exercise Period"). In addition, the final date by which the Company must decide whether or not to execute the Casino Lease (the "Final Option Exercise Outside Date") was extended to a date that is (i) one hundred twenty (120) days from the earliest to occur of specified triggers relating to whether the Company is chosen to receive a Gaming Facility license or (ii) sixty (60) days from when affiliates of MRMI enter into an agreement to develop a gaming facility with someone other than MRMI (each a "Trigger Event"). In consideration of such extension, the Company made monthly option payments (each an “Option Payment”). If a Trigger Event occurs, EPT may, at its sole discretion, extend the Final Option Exercise Outside Date by a maximum of ninety (90) days and, before the Final Option Exercise Outside Date, waive such Trigger Event in writing (in which case the Option Agreement would continue as if such Trigger Event had not occurred).
Because a Trigger Event did not occur as of the end of the First Extended Option Exercise Period, (i) the Company has the ability to extend the Option Exercise Period End Date by up to an additional twelve (12) months (the “Second Extended Option Exercise Period”) from November 30, 2014 to November 30, 2015 by making monthly Option Payments of $375,000 per month. If a Trigger Event has not occurred as of the end of the Second Extended Option Exercise Period, the Company may extend the Option Exercise Period End Date on a monthly basis until the occurrence of a Trigger Event by making monthly Option Payments at an even higher amount. If the Company exercises the Option and the Casino Lease for the EPT Property is executed between the parties, any Option Payments made by the Company shall constitute prepaid rent and shall be applied against amounts due to EPT as rent under the Casino Lease.

If a Trigger Event occurs, EPT shall have the immediate right to discuss or negotiate with any other entity with respect to developing a casino or seeking a Gaming Facility License regarding the EPT Property and, if the Company has not exercised the Option by the applicable Final Option Exercise Outside Date, EPT shall have the immediate right to enter into an agreement with another entity to develop a casino or seek a Gaming Facility License with respect to the EPT Property.

During the term of the Option Agreement, the Company agreed to make a good faith effort to pursue a Gaming Facility License. If MRMI fails to diligently pursue the Gaming Facility License, the Company shall notify EPT and the Final Option Exercise Outside Date shall be sixty (60) days following the receipt of such notice by EPT. In furtherance of the Adelaar Project and the Casino Project, EPT and the Company negotiated the terms of a Master Declaration which was executed by EPT on December 6, 2013, which addresses the covenants, conditions, easements and restrictions of the Concord Resorts Master Association, LLC for the Adelaar Project.

EPT has also granted the Company the option to purchase the EPT Property, together with the other property owned by EPT at the site of the former Concord Resort, which option is exercisable upon the occurrence of a Trigger Event or any time between May 1, 2015 and June 30, 2015, at book value as of August 30, 2013 plus capitalized expenses incurred by EPT after such date through the purchase date and related to the development of the EPT Property.

Pursuant to the Option Agreement, we made option payments to EPT in the amount of $750,000 and $472,603, on December 21, 2011 and March 8, 2013, respectively. On September 18, 2013, EPT's Board of Directors provided an irrevocable notice to proceed with the development of the EPT Property in accordance with the MDA. In addition, on September 30, 2013, we provided a certificate waiving our right to terminate the MDA. As a result, on September 30, 2013, the aggregate option payments of $1,222,603 made by us to EPT, became non-refundable. In addition to the monthly Option Payments, as of December 31, 2014, we have made $3.7 million of cumulative non-refundable payments pertaining to the Option Agreement with EPT.

Pursuant to the June 20, 2014 letter agreement, the Company and EPT have agreed to amend the terms of the Casino Lease to expire on the earlier of: (i) the last day of the calendar month that is seventy (70) years after the commencement of the Casino Lease, and (ii) upon the Company giving EPT written notice of its election to terminate the Casino Lease (the “Termination Option”) at least twelve (12) months prior to any one of five (5) Option Dates (as defined below). The Option

Dates under the letter agreement mean each of the twentieth (20th), thirtieth (30th), fortieth (40th), fiftieth (50th) and sixtieth (60th) anniversary of the commencement of the ground lease. Upon the Company's timely notice of exercise of its Termination Option, the Casino Lease shall be automatically terminated effective as of the applicable Option Date. Additionally, within sixty (60) days after a Gaming Facility License has been awarded to Montreign, MRMI will assign, and Montreign will assume, the Option and Casino Lease to own or acquire the land through a tenancy for a term of seventy (70) years. The remaining terms and conditions of the Option Agreement remain unchanged.

For the twelve months ended December 31, 2014 we made option payments to EPT totaling $3.1 million.

Note E. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities, as presented on the balance sheet are comprised of the following at December 31, 2014 and 2013:

	(in thousands)
	2014	2013
Liability for horseracing purses	$1,568	$473
Accrued payroll	1,424	1,300
Series E payable	1,241	—
Accrued redeemable points	187	393
Liability to NYSGC	436	521
Liability for local progressive jackpot	776	768
Accrued professional fees	1,000	1,406
Federal tax withholding payable	114	—
Accrued other	1,352	1,180
Total accrued expenses and other current liabilities	$8,098	$6,041

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

On March 3, 2015, the Company and Kien Huat entered into Amendment No. 3 (the "Third Amendment") to the Loan Agreement. Pursuant to the Third Amendment, the maturity date of the Loan was extended from March 15, 2015 to March 15, 2016. Additionally, if the Company is denied a Gaming Facility License for the Gaming Facility, it shall be deemed an Event of Default under the Loan Agreement. The Company does not believe that such denial is probable at this time; accordingly, the Loan has been classified as a long-term obligation on the balance sheet as of December 31, 2014, pursuant to its stated maturity date. In consideration of the extension of the maturity date of the Loan, the Company agreed to pay Kien Huat a onetime fee of $25,000 and to pay the out-of-pocket legal fees and expenses incurred by Kien Huat in an amount not to exceed $20,000. Except for these amendments, the Loan Agreement remains unchanged and in full force and effect.

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

In the event the Conversion Conditions are met, the Kien Huat Note will be converted into shares of the Company's common stock upon the earlier of (i) the consummation of a rights offering pursuant to the terms of that certain Commitment Letter (which is discussed in Note A above) and (ii) the maturity date of March 15, 2016. In the event the Kien Huat Note is converted in common stock pursuant to the Commitment Letter, the Kien Huat Note would be convertible into shares of common stock of the Company at a conversion rate of 382.202837 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $2.6164 per share. Such conversion rate and conversion price reflect adjustments to these terms that are required by the terms of the Loan Agreement as a result of the April 2013 Rights Offering (as defined below) and the April 2014 Rights Offering. The conversion rate and conversion price are subject to further adjustment pursuant to the Loan Agreement in the event of certain dilutive issuances by the Company.

In the event the Conversion Conditions are not met, we will need to renegotiate the terms of the Kien Huat Note prior to its maturity date of March 15, 2016. However, there can be no assurance that the Company will be successful in renegotiating the Kien Huat Note to extend its maturity and potentially revising other terms.  If the Company is unable to amend the Kien

Huat Note prior to its maturity, it could have a material adverse effect on the Company, including a default pursuant to the terms of the Kien Huat Note.

On July 18, 2014, the holders of a majority of the voting power of the Company's voting securities acted by written consent to approve the issuance of shares of the Company's common stock upon the conversion of the Kien Huat Note. Pursuant to the Delaware General Corporation Law and the Securities Exchange Act of 1934, as amended, such Shareholder Approval became effective on September 11, 2014.
The Company recognized approximately$1.3 million, $1.3 million and $1.1 million in interest expense associated with the Loan during the years ended December 31, 2014, 2013 and 2012, respectively.
We paid interest to Kien Huat pursuant to the Loan Agreement totaling approximately $4.1 million from November 2010 through March 31, 2014. Due to an inadvertent oversight, the Company did not withhold taxes due on interest payments from November 2010 through March 31, 2014, to Kien Huat, which is a foreign entity affiliate of ours, as required by the Internal Revenue Code of 1986, as amended. Kien Huat has reimbursed the Company for the taxes that were due on such interest payments, which are equal to 30% of the interest paid to Kien Huat, or approximately $1.2 million (the “Taxes Payable”). The total of the Taxes Payable and anticipated interest charges thereon is approximately $1.3 million.
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
If the Concord Event had occurred after December 31, 2013 and on or before June 30, 2014, all Preferred Stock and Accrued Dividends held by Bryanston would have been redeemed for an amount between $22.8 million and $28.0 million from funds legally available to the Company to effect such payment pro-rated based upon the actual number of days after December 31, 2013 the date that the Preferred Stock is redeemed.
If the Concord Event had occurred after June 30, 2014 and on or before December 31, 2014, all Preferred Stock held by Bryanston would have been redeemed for an amount between $28.0 million and the $10 Liquidation Value of the Preferred Stock (as such term is defined in the Recapitalization Agreement) and all Accrued Dividends as of December 31, 2014 from funds legally available to the Company to effect such payment prorated based upon the actual number of days after December 31, 2013 the date that the Preferred Stock is redeemed.
The Concord Event did not occur before December 31, 2014, therefore, the Annual Dividend for calendar year 2014 shall be paid to Bryanston in the amount of approximately $1.2 million prior to the thirtieth (30th) business day following December 31, 2014 from funds legally available to the Company to effect such payment. This payment was made on February 12, 2015.
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
As a result of the Settlement Agreement on June 30, 2013, and pursuant to ASC 480, the Series E Preferred Stock became contractually redeemable subject to the terms and conditions of the Settlement Agreement and has been classified as a liability on the accompanying balance sheet. The amount of the liability recorded on the balance sheet is the amount at which it would be settled if the redemption occurred as of the balance sheet date. The difference between the redemption amount and the amount recorded in the balance sheet as of the date of the Settlement Agreement has been reflected as a deemed dividend on that date. Changes in the redemption value of the liability subsequent to the date of the Settlement Agreement are recorded as interest expense. At December 31, 2014, the liability has been reflected in the amount of $30.5 million in the accompanying consolidated balance sheet of which $1.2 million is reflected as a current liability in accrued expenses and other current liabilities. Interest expense associated with the change in the redemption amount of the liability were $7.7 million and $0 for the year ended December 31, 2014 and 2013, respectively.
Note H. Stockholders’ Equity
Authorized Capital
On February 16, 2011, Empire filed an amended and restated certificate of incorporation (the “Amended Charter”) with the Secretary of State of the State of Delaware. The Amended Charter amended Empire’s prior Amended and Restated Certificate of Incorporation, by: (1) increasing Empire’s authorized capital stock from 100 million shares, consisting of 95 million shares of common stock and 5 million shares of preferred stock, to a total of 155 million shares, consisting of 150 million shares of common stock and 5 million shares of preferred stock (the “Authorized Capital Amendment”); and(2) eliminating the classified board provisions and providing for the annual election of all directors (the “Declassification Amendment”). The Authorized Capital Amendment and the Declassification Amendment were each approved by the requisite vote of Empire’s stockholders at a special meeting of stockholders held on February 16, 2011.
Common Stock
On March 28, 2011, Empire commenced its rights offering, which expired on May 20, 2011. All holders of Empire’s common stock were granted the non-transferrable right to purchase 0.18917 shares of Empire’s common stock at a price of $2.65 per share for each share they hold.
On May 20, 2011 the rights offering was consummated and Empire’s stockholders validly subscribed for 6,628,925 shares of common stock, resulting in total gross proceeds of approximately $17.6 million, which were used to repay the Kien Huat Loan (see Note F). Kien Huat exercised its entire allocation of basic subscription rights in the rights offering and acquired an additional 6,608,794 of Empire’s common shares. As of the date of the rights offering Kien Huat is the beneficial holder of 18,254,246 shares of Empire’s common stock, representing approximately 60% of its voting power.

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
Upon completion of the April 2014 Rights Offering, the Company issued 2,138,881 shares of common stock and raised approximately $13.4 million. This includes 453,165 shares issued to holders upon exercise of their basic subscription rights, 1,512,629 shares issued to Kien Huat upon exercise of its basic subscription rights and 173,087 shares issued to holders upon exercise of their over-subscription rights in the April 2014 Rights Offering. The Company utilized the net proceeds of the April 2014 Rights Offering, which was approximately $13.2 million for certain expenses relating to the the Adelaar Project and Casino Project and maintaining our on-going operations and facilities in support of our pursuit of a Gaming Facility License.

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
Preferred Stock and Dividends
The Company’s Series B Preferred Stock has voting rights of 0.8 votes per share and each share is convertible into 0.27 shares of its common stock. It has a liquidation value of $29 per share and is entitled to annual cumulative dividends of $2.90 per share payable quarterly in cash. The Company has the right to pay the dividends on an annual basis by issuing shares of its common stock at the rate of $3.77 per share. The value of common shares issued as payment is based upon the average closing price for the common shares for the 20 trading days preceding January 30 of the year following that for which the dividends are due. At December 31, 2014 and 2013, there were 44,258 shares of Series B Preferred Shares outstanding.
On February 9, 2015, our Board authorized the issuance of 25,509 shares of our common stock in payment of dividends due for the year ended December 31, 2014 on our Series B Preferred Stock. The recorded value of these shares was approximately $159,000. At December 31, 2014, the Company had undeclared dividends on the Series B Preferred Stock of approximately $159,000.
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

On June 30, 2013 all Preferred Stock held by Stanley Tollman was redeemed for approximately $1.5 million. On December 31, 2013, the Company paid Stanley Tollman cumulative undeclared dividends on the Series E Preferred Stock of $1.3 million that he held prior to it being redeemed.
At December 31, 2014, the Company had cumulative undeclared dividends on its Series E Preferred Stock of approximately $256,000. There can be no assurance that we will have, at any time, sufficient surplus under Delaware law to be able to pay any dividends.

Note I. Stock Options and Warrants
On November 12, 2009, Kien Huat has, with the Company’s consent, assigned its Option Matching Rights to a director with respect to an existing option to purchase 83,333 shares of Empire’s common stock at an exercise price of $3.42 per share. The Option Matching rights expired on April 26, 2014 and were valued at approximately $673,000 using the Black-Scholes valuation model. As of December 31, 2013, all 83,333 Option Matching Rights granted to the director were outstanding.
As of December 31, 2014, the Company has outstanding the following warrants to purchase an aggregate of 1.1 million shares of Empire’s common stock at $6.00 per share, as follows: (i) 83,333 shares with an expiration date of May 10, 2015; (ii) 333,333 shares with an expiration date of May 10, 2015; and (iii) 666,667 shares with an expiration date of May 10, 2020, which may be exercised on a cashless basis and cannot be exercised until the warrants to purchase 416,666 shares described in clauses (i) and (ii) above have been exercised in full. The warrants were recorded as legal settlement expense and valued at approximately $5.6 million.
As of December 31, 2014, the Company has 3.5 million shares reserved for issuance in connection with its Second Amended and Restated 2005 Equity Incentive Plan and there are approximately 2,534,000 securities remaining available for future issuance under this plan.
Stock-based compensation expense is approximately $636,000, $385,000 and $647,000 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there was approximately $617,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Company’s plan. That cost is expected to be recognized over the remaining vesting period of two years. This expected cost does not include the impact of any future stock-based compensation awards.
In 2014 and 2013 the Company received approximately $2.8 million and $1.0 million, respectively, in proceeds from shares of Common stock issued as a result of the exercise of stock options. The Company did not receive any proceeds from shares of Common stock issued as a result of the exercise of stock options in 2012.
The following table sets forth the weighted average assumptions used in applying the Black Sholes option pricing model to the option grants in 2014, 2013 and 2012.

	2014	2013	2012
Weighted average fair value of options granted	$5.65	$3.78	$1.24
Expected dividend yield	—%	—%	—%
Expected volatility	101.6%	103.8%	109.4%
Risk—free interest rate	1.64%	1.47%	0.67%
Expected life of options	5 years	5 years	5 years

The following table reflects stock option activity in 2014, 2013 and 2012.

	Approximate number of shares	Range of exercise prices per share	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Options outstanding at January 1, 2012	2,676,000		$6.93	1.77
Granted in 2012	50,000	$1.59	$1.59	4.85
Canceled in 2012	(522,000)	$ 4.71 - $26.22	$12.84
Options outstanding at December 31, 2012	2,204,000		$8.45	2.26
Granted in 2013	50,000	$4.95	$4.95	4.87
Options exercised in 2013	(314,000)	$2.79 - $4.71	$3.23
Canceled in 2013	(50,000)	$4.71 - $42.75	$12.84
Options outstanding at December 31, 2013	1,890,000		$6.63	1.46
Granted in 2014	8,000	$7.17	$7.17	3.87
Options exercised in 2014	(768,000)	$2.79 - $6.90	$4.67
Forfeited in 2014	(5,000)	$4.95	$3.87
Canceled in 2014	(344,000)	$3.00 - $42.75	$14.46
Options outstanding at December 31, 2014	781,000		$6.65	1.47
Options exercisable at December 31, 2014	781,000		$6.65	1.47
Note J. Income Taxes
Empire and all of its subsidiaries file a consolidated income tax return. At December 31, 2014, 2013 and 2012, the estimated deferred income tax assets and liability were comprised of the following:

	(in thousands)
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$56,942	$55,171
Other	15,713	10,962
	72,655	66,133
Deferred tax liability:
Depreciation	(551)	(301)
Net deferred tax assets	72,104	65,832
Valuation allowance	(72,104)	(65,832)
Deferred tax assets, net	$—	$—
The valuation allowance increased approximately $6.3 million and $9.3 million during the years ended December 31, 2014 and 2013, respectively. Of the $143.7 million in net operating loss carry forwards approximately $50.8 million is readily available as of December 31, 2014.

The following is a reconciliation of the federal statutory tax rate to the Company’s effective tax rate:

	Year ended December 31,
	2014	2013	2012
Tax provision at federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net	—%	(0.1)%	(1.4)%
Non-deductible interest	(11.3)%	—%	—%
Permanent items	1.8%	(0.3)%	(17.2)%
Expiration of net operating loss carry forwards	—%	—%	(141.1)%
Change in valuation allowance	(25.5)%	(34.7)%	122.4%
Other taxes	—%	—%	—%
Non-includable (income) expenses	—%	—%	—%
Effective tax rate	—%	(0.1)%	(2.3)%
There are limits on the Company’s ability to use its current net operating loss carry forwards, potentially increasing future tax liability. As of December 31, 2014, the Company had net operating loss carry forwards of approximately $143.7 million that expire between 2015 and 2034. The 2004 merger of the Company’s operations with Catskills Development LLC and the investment by Kien Huat in 2009 will limit the amount usable in any year of its net operating losses due to the change in control of the Company within the meaning of the tax laws.
As of December 31, 2014, the Company does not have any uncertain tax positions. As a result, there are no unrecognized tax benefits as of December 31, 2014. If the Company was to incur any interest and penalties in connection with income tax deficiencies, the Company would classify interest in the “interest expense” category and classify penalties in the “non-interest expense” category within the consolidated statements of operations.
The Company files tax returns in the U.S. federal jurisdiction and in various states. All of its federal and state tax filings as of December 31, 2014 have been timely filed. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2010. During the periods open to examination, the Company has net operating loss and tax credit carry forwards that have attributes from closed periods. Since these net operating loss and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

Note K. Concentration
As of December 31, 2014, the Company has one debtor, that consist of Hawthorn OTB which represented 14.5% of the total net outstanding racing related accounts receivable.
As of December 31, 2013, the Company had one debtor, that consist of Western OTB which represented 10% of the total net outstanding racing related accounts receivable.

Note L. Employee Benefit Plan
Our eligible employees may participate in a Company-sponsored 401(k) benefit plan (the “Plan”). The Plan covers substantially all employees not eligible for plans resulting from collective bargaining agreements and permits employees to defer up to 15% of their salary up to statutory maximums. Effective May 2011, the Company makes matching contributions for eligible, other than salaried, employees as follows: 100% matching contribution for an employee contribution of up to 3% of compensation, a matching contribution of 3% of compensation for an employee contribution of 3% to 3.99%, a matching contribution of 3.5% of compensation for an employee contribution of 4% to 4.99% and a matching contribution of 4% of compensation for an employee contribution of 5% or more. Eligible, other than salaried, employees shall be 100% vested in the portion of their accounts derived from the Company’s matching contributions. Matching contributions for the years ended December 31, 2014, 2013 and 2012 were approximately $92,000, $94,000 and $81,000, respectively. As of December 31, 2014, the Plan had 154 participants.

Note M. Commitments and Contingencies
Legal Proceedings
Monticello Raceway Management, Inc. v. Concord Associates L.P.
On January 25, 2011, Empire’s subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who was a significant stockholder. The lawsuit seeks amounts that MRMI believes is owed to it under an agreement between Concord, MRMI and the MHHA (the “2008 MHHA Agreement”). Pursuant to the 2008 MHHA Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord hotel and former Concord resort or July 31, 2011, MRMI was to continue to pay to the MHHA 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, MRMI believes Concord owed it approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to MRMI. In its Decision and Order, dated January 15, 2014, the Sullivan County Supreme Court awarded damages to MRMI in the approximate amount of $308,000 plus interest and costs. On February 4, 2014, Concord filed a Notice of Appeal with the Appellate Division of the New York Supreme Court, Third Division ("Third Division"). The appeal has been fully briefed. However, the Third Division has not yet scheduled the oral argument. MRMI will continue to aggressively pursue its claims in this lawsuit.
Concord Associates, L.P. v. Entertainment Properties Trust
On September 18, 2013, the United States District Court for the Southern District of New York (“SDNY”) granted Motions to Dismiss filed by the Company and all other defendants. This lawsuit was filed in March 2012, by Concord and various affiliates in the SDNY and asserted in an amended complaint various federal antitrust claims against the Company, EPR, EPT, Genting NY LLC and Kien Huat. The lawsuit arises out of the Company's exclusivity agreement and option agreement with EPT to develop the site of the EPT Property located in Sullivan County, New York. Concord brought federal antitrust claims alleging conspiracy in restraint of trade, conspiracy to monopolize and monopolization. Concord also brought state law claims for tortious interference with contract and business relations. Concord sought damages in an amount to be determined at trial but not less than subject to automatic trebling under federal antitrust laws), unspecified punitive damages and permanent injunctive relief. In its decision, the SDNY dismissed Concord’s federal antitrust claims with prejudice and dismissed Concord's state law claims without prejudice. On October 2, 2013, Concord filed a Motion for Reconsideration and on October 18, 2013, Concord filed a Notice of Appeal. On October 22, 2013, the United States Court of Appeals for the Second Circuit ("2nd Circuit Court") issued a Notice of Stay of Appeal pending the outcome of the Motion for Reconsideration. On November 3, 2014, SDNY denied Concord's Motion for Reconsideration. The 2nd Circuit Court lifted the Stay of Appeal and the Appeal has been fully briefed.  The 2nd Circuit Court has scheduled oral argument for April 29, 2015. The Company believes this lawsuit is without merit and it will aggressively defend its interests.

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

2015	$1,097
2016	—
2017	—
$1,097

Note N. Prepaid Expenses and Other Assets

The Company participates in a real estate tax program called Empire Zone. The Company receives a refund for real estate taxes paid at the end of State of New York's fiscal year. The amount of the real estate tax credit included in prepaid expenses and other current assets on the accompanying consolidated balance sheet at December 31, 2014 and 2013 was approximately $2.4 million and $1.3 million, respectively. Subsequent to December 31, 2014, the Company received approximately$1.3 million in cash from the State of New York. The Company anticipates the remaining receivable of $1.1 million being received from the State of New York by December 31, 2015.

Prepaid expenses and other current assets, as presented on the balance sheet are comprised of the following at December 31, 2014 and 2013:

	(in thousands)
	2014	2013

Empire zone real estate tax credit	$2,407	$1,264
Prepaid real estate taxes	551	535
Prepaid insurance	335	300
Prepaid rent payment	375	250
Inventory	200	193
Prepaid gaming expenses	118	83
Prepaid other	311	398
Total prepaid expenses and other current assets	$4,297	$3,023

Note O. Related Party Transactions

On December 9, 2013, the Company executed a letter agreement (the "Moelis Letter Agreement") pursuant to which it engaged Moelis & Company LLC ("Moelis") to act as its financial advisor in connection with the Adelaar Project and the Casino Project. Pursuant to the Moelis Letter Agreement, we agreed to pay Moelis a retainer fee in the aggregate amount of $250,000, of which $150,000 was payable upon execution and $100,000 of which was payable 90 days after execution. In the event a financing is consummated, the Moelis Letter Agreement contemplates additional transaction-based fees would be earned by Moelis.
During 2014, we paid Moelis approximately $44,000 for professional services and travel.
Gregg Polle, a director of the Company, is a Managing Director of Moelis. Mr. Polle refrained from participating in the discussion of the Moelis Letter Agreement and the determination of whether to enter into such agreement.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
 None.

Item 9A.	Controls and Procedures.
We carried out an evaluation as of December 31, 2014 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 framework) (the COSO criteria) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013 framework) (the COSO criteria), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.
Ernst & Young LLP, the Company’s independent registered public accounting firm, that audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an attestation report on the Company’s internal control over financial reporting within this report.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Our directors and executive officers are as follows:

Name	Age	Position

Emanuel R. Pearlman	54	Chairman of the Board
Joseph A. D’Amato	67	Chief Executive Officer and Director
Edmund Marinucci	65	Director
Nancy A. Palumbo	54	Director
Gregg Polle	54	Director
James Simon	68	Director
Laurette J. Pitts	46	Executive Vice President, Chief Operating Officer/Chief Financial Officer
Charles Degliomini	56	Executive Vice President
Nanette L. Horner	50	Executive Vice President, Chief Counsel and Chief Compliance Officer
The terms of all of our current directors will expire at the 2015 annual meeting of stockholders, and all directors will be up for election for one-year terms at the 2015 Annual Meeting of Stockholders and at every subsequent annual meeting of stockholders. Any director chosen as a result of a newly created directorship or to fill a vacancy on the Board would hold office for a term expiring at the next annual meeting of stockholders. This does not change the present number of directors or the Board’s authority to change that number and to fill any vacancies or newly created directorships.
The business experience of each or our directors and executive officers is as follows:
Emanuel R. Pearlman has served as a director since May 2010 and as the Chairman of the Board since September 2010. Mr. Pearlman currently serves as Chairman and CEO of Liberation Investment Group, LLC, a New York based investment management and financial consulting firm, a position he has held since January 2003. Since January 2012 he has served on the board of Network-1 Security Solutions, Inc. (NYSE MKT). From January 2012 through January 2013 he served on the Board of Dune Energy. From October 2006 to March 2010, Mr. Pearlman served on the board of Multimedia Games, Inc. (NASDAQ-GS:MGAM).
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

Edmund Marinucci has served as a director of the Company since March 2014. Mr. Marinucci has been a partner at PCH Hotels, LLC, a boutique hotel and resort operator based in San Francisco that is an operating division of Pacific Union Company since 1983. From October 1983 to December 2008, Mr. Marinucci served as a president of PCH Hotels, LLC. PCH Hotels owned and managed properties in the U.S. and the Caribbean. Such properties included Meadowood Resort (Napa, California), Windermere Island Club (Bahamas), Divi Resorts (Aruba), Downtown Athletic Club (New York City), Frangipani Resort (Anguilla) and Marriott Resort (Grand Cayman). During his presidency of PCH Hotels, he oversaw the ground-up development of The Hotel Griffon and the renovation and repositioning of the Drisco Hotel (each in San Francisco).
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
Laurette J. Pitts has served as the Chief Financial Officer of the Company since December 2010. In August 2011, Ms. Pitts was promoted to Senior Vice President and Chief Financial Officer and in August 2012, she was promoted to Senior Vice President, Chief Operating Officer and Chief Financial Officer and, effective July 1, 2014, she was promoted to Executive Vice President, Chief Operating Officer and Chief Financial Officer. Ms. Pitts has served in various capacities in the gaming industry since 1992. Prior to her employment with the Company, Ms. Pitts most recently served from December 2008 until December 2010 as regional vice president of finance and administration for American Racing and Entertainment, LLC, a private company that owns and operates horseracing, resort, and gaming facilities, including Tioga Downs and Vernon Downs. She previously served as chief financial officer for Mohegan Sun at Pocono Downs, a gaming and entertainment facility owned by the Mohegan Tribe of Indians of Connecticut, from April 2005 until November 2008.
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
Nanette L. Horner was appointed to serve as the Company’s Chief Compliance Officer in August 2010 and has served as the Company’s corporate vice president of Legal Affairs since July 2010. In August 2011, Ms. Horner was promoted to

Senior Vice President, Chief Counsel and Chief Compliance Officer and, effective July 1, 2014, she was promoted to Executive Vice President, Chief Counsel and Chief Compliance Officer. Ms. Horner has been involved in the gaming industry, as an attorney, since 1996. Prior to her employment with the Company, Ms. Horner worked in the Office of Chief Counsel assigned to the Bureau of Licensing of the Pennsylvania Gaming Control Board since July 2005. In September 2006, Ms. Horner was named the Board’s first director of the Office of Compulsive and Problem Gambling. She is a member of the Board of Directors for the National Council on Problem Gambling, and is a member of American Mensa and the International Masters of Gaming Law.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2014 there were no delinquent filers.

Item 11.	Executive Compensation.
Summary Compensation Table
The following table sets forth all information concerning the compensation earned, for the fiscal years ended December 31, 2014, 2013, and 2012 for services rendered to us by persons who served as our CEO during 2014, 2013, and 2012 each of our three other most highly compensated executive officers who were serving as executive officers at the end of 2014, 2013, and 2012 whom we refer to herein collectively as our “Named Executive Officers.”
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($) (5)	All Other Compensation ($)	Total ($)
Joseph A. D’Amato (1)	2014	375,000	125,000	33,300	26,707	560,007
Chief Executive Officer	2013	375,000	105,000	123,750	26,395	630,145
	2012	351,923	100,000	—	27,255	479,178

Laurette J. Pitts (2)	2014	234,808	85,000	33,300		353,108
Executive Vice President, Chief Operating Officer and Chief Financial Officer	2013	230,000	75,000	61,875		366,875
	2012	220,654	70,000	—	—	290,654

Charles Degliomini (3)	2014	250,000	85,000	33,300		368,300
Executive Vice President	2013	250,000	65,000	61,875	—	376,875
	2012	250,000	60,000	—	—	310,000

Nanette L. Horner (4)	2014	219,808	100,000	33,300	14,000	367,108
Executive Vice President, Chief Counsel and Chief Compliance Officer	2013	215,000	75,000	61,875	14,400	366,275
	2012	205,192	70,000	—	—	275,192

(1)
On May 29, 2014, the Company and Mr. D'Amato entered into an amended employment agreement pursuant to which Mr. D'Amato will continue to serve as Chief Executive Officer. All Other Compensation consists of $18,000 in housing allowance, $3,569 in allocation of personal use of a company vehicle, and $5,138 for an excess life insurance policy paid by the Company.

(2)
On May 29, 2014, the Company entered into an amended employment agreement with Ms. Pitts pursuant to which Ms. Pitts was promoted to Executive Vice President and will continue to serve as the Company’s Chief Operating Officer and Chief Financial Officer.

(3)	On August 24, 2014, the Company and Mr. Degliomini entered into an amended employment agreement pursuant to which Mr. Degliomini will continue to serve as the Company's Executive Vice President.

(4)
On May 30, 2014, Ms. Horner and the Company entered into an amended employment agreement pursuant to which Ms. Horner was promoted to Executive Vice President and will continue to serve as Chief Counsel and Chief Compliance Officer. All Other Compensation consists of $14,000 in housing allowance.

(5)
These amounts reflect the aggregate grant date fair value of restricted stock granted in the year ended December 31, 2014 under our 2005 Equity Incentive Plan computed in accordance with ASC Topic 718 (formerly SFAS No. 123(R)).

Please see Notes B and H to our consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for more information. The grant dates for the Restricted Stock are 8/11/2014 and 11/12/13, respectively.
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
Long Term Incentive Compensation
To date, the Compensation Committee has awarded stock options and restricted shares of common stock under our 2005 Equity Incentive Plan, which provides for awards of stock options, restricted stock, and other equity based incentives. The Compensation Committee may consider using other equity based incentives in the future. Awards granted by the Compensation Committee are designed to reward executives for the achievement of longer term objectives which result in an increase in stockholder value. In 2013, Mr. D'Amato was granted 25,000 shares of restricted stock and each of the remaining Named Executive Officers were granted 12,500 shares of restricted stock pursuant to the 2005 Equity Incentive Plan. In 2014, all Named Executive Officers were granted 7,500 shares of restricted stock pursuant to the 2005 Equity Incentive Plan. The Compensation Committee retains its right to make future grants of options, restricted stock, or other equity compensation based on Company and individual performance without predetermined performance goals or metrics.
Cash Bonus Pool for Senior Executives
In November 2014, the Company adopted a cash bonus plan (the "Bonus Plan") for the senior executives of the Company and in February 2015, the Company amended the Bonus Plan. Pursuant to the Bonus Plan, up to $425,000 was set aside for possible award to Mr. D’Amato, Ms. Pitts, Ms. Horner and Mr. Degliomini with respect to the fiscal year ended December 31, 2014. Bonuses may be awarded to each of the named senior executives in amounts determined by the Compensation Committee of the Board of Directors and based upon the recommendation of Mr. D’Amato for the other named senior executives. Bonuses totaling up to the $425,000 aggregate maximum under this plan could be awarded to the extent MRMI’s earnings before interest, tax, depreciation and amortization (“EBITDA”) for the fiscal year met or exceeded 80% of the target EBITDA established by the Compensation Committee. The aggregate maximum amount available for award pursuant to the Bonus Plan would be reduced in proportion to the amount by which MRMI’s EBITDA for the fiscal year misses the target EBITDA. The amount of individual bonuses awarded pursuant to the Bonus Plan would be based 50% upon whether MRMI met or exceeded its EBITDA target and 50% based upon individual performance in the fiscal year, which shall be evaluated by the Compensation Committee. Awards were made pursuant to the Bonus Plan in the first quarter of the current fiscal year and are reflected in the Summary Compensation Table above.

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

On May 29, 2014, the Company entered into Amendment No. 1 to the employment agreement with Mr. D’Amato for the purpose of amending the definition of “Change Control” such that a change in the majority of the Board as a result of a financing, merger, combination, acquisition, takeover or other non-ordinary course transaction without the approval of the current members of the Board would constitute a Change in Control.

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

On May 29, 2014, the Company entered into Amendment No. 1 to the employment agreement with Ms. Pitts, which amendment was effective as of July 1. Pursuant to such amendment, (i) the termination date of Ms. Pitts’ employment agreement was extended from December 31, 2014 to December 31, 2015, (ii) her base salary was increased from $230,000 to $240,000 and (iii) “Executive Vice President” was added to her title. In addition, pursuant to the amendment, the definition of “Change Control” was amended such that a change in the majority of the Board as a result of a financing, merger, combination, acquisition, takeover or other non-ordinary course transaction without the approval of the current members of the Board would constitute a Change in Control.
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
On August 24, 2014, the Company entered into Amendment No. 1 to the employment agreement with Mr. Degliomini. Pursuant to such amendment, (i) the termination date of Mr. Degliomini’s employment agreement was extended from December 31, 2014 to December 31, 2015 and (ii) his base salary was increased from $250,000 to $257,000. In addition, pursuant to the amendment, the definition of “Change Control” was amended such that a change in the majority of the Board as a result of a financing, merger, combination, acquisition, takeover or other non-ordinary course transaction without the approval of the current members of the Board would constitute a Change in Control.
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
On May 30, 2014, the Company entered into Amendment No. 1 to the employment agreement with Ms. Horner, which amendment was effective as of July 1. Pursuant to such amendment, (i) the termination date of Ms. Horner’ employment agreement was extended from December 31, 2014 to December 31, 2015, (ii) her base salary was increased from $215,000 to $225,000 and (iii) “Executive Vice President” was added to her title. In addition, pursuant to the amendment, the definition of “Change Control” was amended such that a change in the majority of the Board as a result of a financing, merger, combination, acquisition, takeover or other non-ordinary course transaction without the approve of the current members of the Board would constitute a Change in Control.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information concerning the outstanding equity awards of each of the Named Executive Officers as of December 31, 2014:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested ($)
Joseph A. D’Amato	53,333	—	2.79	11/8/2015	(1)
						16,667	$82,502	(4)
						7,500	$33,300	(5)
Laurette J. Pitts	—	—	—
						8,334	$41,253	(4)
						7,500	$33,300	(5)
Charles Degliomini	16,666	—	20.25	12/15/2015	(2)
	25,000	—	22.20	5/23/2017	(3)
						8,334	$41,253	(4)
						7,500	$33,300	(5)
Nanette L. Horner	20,000	—	2.79	11/8/2015	(1)
						8,334	$41,253	(4)
						7,500	$33,300	(5)

(1)	Grant date 11/9/10; vesting 33.3% one year after grant date, 33.3% two years after grant date, and 33.4% three years after grant date—five year term.

(2)	Grant date 12/16/05; vesting 33.3% one year after grant; 33.3% two years after grant and 33.4% three years after grant date—ten year term.

(3)	Grant date 5/24/07; vesting 33.3% on grant date, 33.3% one year after grant date and 33.4% two years after grant date—ten year term.

(4)
Restricted stock grant under the 2005 empire Resorts, Inc. Equity Incentive Plan. Grant date 11/12/13; vesting 33.3% one year after grant date, 33.3% two years after grant date and 33.4% three years after grant date.

(5)	Restricted stock grant under the 2005 empire Resorts, Inc. Equity Incentive Plan. Grant date 8/11/14; vesting on 2/11/15.

Director Compensation
Directors who are also our officers are not separately compensated for their service as directors. Our non-employee directors received the following aggregate amounts of compensation for 2014.

Name	Fees earned or paid in cash ($)	Restricted stock awards ($) (2)	Option awards ($) (1) (3)	Total ($)
Emanuel R. Pearlman	606,000 (4)	74,500	—	680,500
Au Fook Yew (9)	8,194 (5)	—	—	8,194
Nancy Palumbo	132,000 (6)	74,500	—	206,500
Gregg Polle	148,000 (7)	74,500	—	222,500
James Simon	138,535 (8)	74,500		213,035
Edmund Marinucci	50,548 (10)	132,649	58,149	241,346

(1)
These amounts reflect the aggregate grant date fair value of options granted in the year ended December 31, 2014 under our 2005 Equity Incentive Plan computed in accordance with ASC Topic 718 (formerly SFAS No. 123(R)). Please see Notes B and H to our consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for more information.

(2)	Grant date 11/11/14; restricted stock—10,000 shares and grant date of 3/11/2014 for restricted stock - 8,110 shares

(3)	Grant date 3/11/14; securities underlying options—8,110 options with five year term.

(4)
Consists of (i) $50,000 annual cash compensation for non-employee directors; (ii) $10,000 for service on the Audit Committee; (iii) $10,000 for service on the Compensation Committee; (iv) $10,000 for service on the Corporate Governance and Nominations Committee; (v) $10,000 for service on the Regulatory Compliance Committee; (vi) $48,000 for service on the Special Committee for Development and Expansion ("Special Committee") and an additional $48,000 for acting as Chairman of the Special Committee; (vii) $260,000 additional compensation for the Chairman of the Special Committee for the significant amount of time spent in supporting and facilitating the Company’s pursuit of the Casino Project and (viii) $160,000 for acting as Chairman of the Board.

(5)	Consists of $8,194 annual cash compensation for non-employee directors.

(6)
Consists of: (i) $50,000 annual cash compensation for non-employee directors; (ii) $10,000 for service on the Audit Committee; (iii) $10,000 for service on the Compensation Committee; (iv) $10,000 for service on the Regulatory Compliance Committee;(v) $15,000 for acting as Chairman of the Compensation Committee; (vi) $10,000 for service on the Corporate Governance and Nominations Committee; (vii) $15,000 for acting as Chairman of the Regulatory Compliance Committee; and (viii) $12,000 for service on the Special Committee.

(7)
Consists of: (i) $50,000 annual cash compensation for non-employee directors; (ii) $40,000 for acting as Chairman of the Audit Committee; (iii) $48,000 for service on the Special Committee; and (iv) $10,000 for service on the Audit Committee.

(8)
Consists of: (i) $50,000 annual cash compensation for non-employee directors; (ii) $10,000 for service on the Audit Committee; (iii) $10,000 for service on the Compensation Committee; (iv) $12,921 for acting as Chairman of the Corporate Governance and Nominations Committee from January 1, 2014 to November 10, 2014; (v) $8,614 for service on the Corporate Governance and Nominations Committee from January 1, 2014 to November 10, 2014; (vi) $10,000 for service on the Regulatory Compliance Committee; (vii) $12,000 for service on the Special Committee.and (viii) $25,000 for service as Lead Director. Compensation with respect to the Special Committee began mid March of 2013.

(9)	Au Fook Yew resigned as Director on February 28, 2014.

(10)
Consists of: (i) $40,417 annual cash compensation for non-employee directors; (ii) $6,667 for service on the Special Committee; (iii) $2,079 for acting as Chairman of the Corporate Governance and Nominations Committee from November 11, 2014 to December 31, 2014; and (iv) $1,385 for service on the Corporate Governance and Nominations Committee from November 11, 2014 to December 31, 2014.

Cash Compensation
Each non-employee member of the Board receives annual cash compensation for non-employee directors of $50,000. The chairperson of (i) the Audit Committee receives annual compensation of $40,000, (ii) the Compensation Committee receives annual compensation of $15,000, (iii) the Corporate Governance and Nominations Committee receives annual compensation of $15,000; (iv) the Regulatory Compliance Committee receives annual compensation of $15,000 and (v) the Special Committee receives annual compensation of $48,000. Annual compensation for each member of the Audit Committee, Compensation Committee, Corporate Governance and Nominations Committee and Regulatory Compliance Committee is $10,000 per committee, including for the chairperson of such committee. Annual compensation for each member of the Special Committee is $48,000 per member. Annual compensation for the Chairman of the Board was $160,000. Annual compensation for the Lead Director is $25,000. Compensation for the Chairman of the Special Committee for the significant amount of time spent in supporting and facilitating the Company’s pursuit of the Casino Project was $260,000.
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
In November 2014, the non-employee directors of the Company received an annual grant of 10,000 shares of restricted stock, with such shares vesting one year after the grant date.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information concerning beneficial ownership of our capital stock outstanding at March 6, 2015 by: (i) each stockholder known to be the beneficial owner of more than five percent of any class of our voting securities then outstanding; (ii) each of our directors; (iii) each of our “named executive officers” as defined in Item 402(a)(3) of Regulation S-K promulgated under the Exchange Act; and (iv) our current directors and executive officers, as a group.
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

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned			Series B Preferred Stock Beneficially Owned		Series E Preferred Stock Beneficially Owned
Directors	Shares		Percentage	Shares	Percentage	Shares	Percentage
Edmund Marinucci	26,220	(2)	*	—	—	—	—
Joseph A. D’Amato	87,297	(3)	*	—	—	—	—
Nancy Palumbo	88,334	(4)	*	—	—	—	—
Emanuel R. Pearlman	338,144	(5)	*	—	—	—	—
Gregg Polle	81,667	(6)	*	—	—	—	—
James Simon	123,541	(7)	*	—	—	—	—
Current Officers
Laurette J. Pitts	20,000	(10)	—	—	—	—	—
Charles Degliomini	58,423	(8)	*	—	—	—	—
Nanette L. Horner	20,000	(9)	—	—	—	—	—

Directors and Officers as a Group (9 people)	843,626	(11)	1.8%	—	—	—	—
Stockholders
Kien Huat Realty III Limited c/o Kien Huat Realty Sdn Bhd. 22nd Floor Wisma Genting Jalan Sultan Ismail 50250 Kuala Lumpur Malaysia	31,191,035	(12)	67.0%	—	—	—	—
Patricia Cohen 6138 S. Hampshire Ct. Windermere, FL 34786	—			44,258	100%	—	—
Bryanston Group, Inc. 2424 Route 52 Hopewell Junction, NY 12533	—		—	—	—	1,551,213	98.3%

*	less than 1%

(1)
Unless otherwise indicated, the address of each stockholder, director, and executive officer listed above is Empire Resorts, Inc., c/o Monticello Casino and Raceway, Route 17B, P.O. Box 5013, Monticello, New York 12701.

(2)
Consists of 8,110 shares of our common stock owned directly by Edmund Marinucci, options that are currently exercisable into 8,110 shares of our common stock and 10,000 shares of restricted stock issued pursuant to the Company's Equity Incentive Plan which currently have voting rights but do not vest until January 4, 2016.

(3)
Consists of 17,297 shares of our common stock owned directly by Joseph A. D’Amato, options that are currently exercisable into 53,333 shares of our common stock and 16,667 shares of restricted stock pursuant to the Company's 2005 Equity Incentive Plan which currently have voting rights but are not vested. Of the unvested restricted stock, 8,333 shares vest on November 12, 2015 and the remaining 8,334 shares vest on November 12, 2016.

(4)
Consists of 36,668 shares of our common stock owned directly by Nancy Palumbo, options that are currently exercisable into 41,666 shares of our common stock and 10,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 4, 2016.

(5)
Consists of 11,545 shares of our common stock owned directly by Emanuel R. Pearlman, options that are currently exercisable into 316,599 shares of our common stock and 10,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 4, 2016.

(6)
Consists of 33,334 shares of our common stock owned directly by Gregg Polle, options that are currently exercisable into 38,333 shares of our common stock and 10,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 2016.

(7)
Consists of 61,875 shares of our common stock owned directly by James Simon, options that are currently exercisable into 51,666 shares of our common stock and 10,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 4, 2016.

(8)
Includes 8,423 shares of our common stock owned directly by Charles Degliomini, of which 923 are owned by Fox-Hollow Lane LLC, of which Charles Degliomini is the managing member, options that are currently exercisable into 41,666 shares of our common stock and 8,334 shares of restricted stock pursuant to the Company's 2005 Equity

Incentive Plan which currently have voting rights but are not vested. Of the unvested restricted stock, 4,167 shares vest on November 12, 2015 and the remaining 4,167 shares vest on November 12, 2016.

(9)
Consists of 11,666 shares of our common stock owned directly by Nanette Horner and 8,334 shares of restricted stock pursuant to the Company's 2005 Equity Incentive Plan which currently have voting rights but are not vested. Of the unvested restricted stock, 4,167 shares vest on November 12, 2015 and the remaining 4,167 shares vest on November 12, 2016.

(10)
Consists of 11,666 shares of our common stock owned directly by Laurette Pitts and 8,334 shares of restricted stock pursuant to the Company's 2005 Equity Incentive Plan which currently have voting rights but are not vested. Of the unvested restricted stock, 4,167 shares vest on November 12, 2015 and the remaining 4,167 shares vest on November 12, 2016.

(11)
Includes options held by directors and officers of the Company that are currently exercisable into an aggregate of 551,373 shares of our common stock and 50,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 4, 2016 and 41,669 shares of restricted stock pursuant to the Company's 2005 Equity Incentive Plan which currently have voting rights but are not vested. 20,834 shares vest on November 12, 2015 and the remaining 20,835 shares vest on November 12, 2016.

(12)    Based on the Schedule 13D filed by Kien Huat on February 9, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Investment Agreement with Kien Huat

On August 19, 2009, we entered into that certain investment agreement (the “Investment Agreement”) with Kien Huat Realty III Limited (“Kien Huat”), pursuant to which (i) we issued to the Kien Huat 6,804,188 shares of our common stock (the “First Tranche”), or approximately 19.9% of the outstanding shares of common stock on a pre-transaction basis, for aggregate consideration of $11 million, and (ii) agreed, following stockholder approval of the transaction, to issue an additional 27,701,852 shares of common stock to Kien Huat (the “Second Tranche”) for additional consideration of $44 million. We held a special meeting of our stockholders on November 10, 2009, at which our stockholders approved, among other things, the issuance of shares and related proposals to facilitate the Second Tranche. The closing of the Second Tranche occurred on November 12, 2009, at which time we issued an additional 27,701,852 shares of common stock.

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

Under the terms of the Investment Agreement, Kien Huat is entitled to recommend three directors whom we are required to cause to be elected or appointed to our Board, subject to the satisfaction of all legal and governance requirements regarding service as a member of our Board and to the reasonable approval of the Governance Committee of the Board of Directors. In 2014, Kien Huat recommended Joseph A. D’Amato, Emanuel Pearlman and Edmund Marinucci for appointment to the Board of Directors pursuant to the Investment Agreement. Kien Huat will continue to be entitled to recommend three nominees for directors for so long as it owns at least 24% of our voting power outstanding at such time, after which the number of directors whom Kien Huat will be entitled to designate for election or appointment to the Board of Directors will be reduced proportionally to Kien Huat’s percentage of ownership. Under the Investment Agreement, for so long as Kien Huat is entitled to designate nominees for directors to the Board, among other things, Kien Huat will have the right to nominate one of its nominees elected to serve as a director to serve as the Chairman of the Board, and Mr. Pearlman has been appointed to serve as Chairman of the Board pursuant to Kien Huat’s recommendation. Until such time as Kien Huat ceases to own capital stock with at least 30% of our voting power outstanding at such time, the Board of Directors will be prohibited under the terms of the Investment Agreement from taking certain actions relating to fundamental transactions involving us and our subsidiaries and certain other matters without the affirmative vote of the directors nominated by Kien Huat.

Loan Agreement with Kien Huat

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

On March 3, 2015, the Company and Kien Huat entered into Amendment No. 3 (the "Third Amendment") to the Loan Agreement. Pursuant to the Third Amendment, the maturity date of the Loan was extended from March 15, 2015 to March 15, 2016. Additionally, if the Company is denied a Gaming Facility License for the Gaming Facility, it shall be deemed an Event of Default under the Loan Agreement. In consideration of the extension of the maturity date of the Loan, the Company agreed to pay Kien Huat a onetime fee of $25,000 and to pay the out-of-pocket legal fees and expenses incurred by Kien Huat in an amount not to exceed $20,000. Except for these amendments, the Loan Agreement remains unchanged and in full force and effect.

Subject to and upon compliance with the provisions of the Loan Agreement, including the receipt of shareholder approval of the issuance of the Company’s common stock upon conversion of the Kien Huat Note (the “Shareholder Approval”), Kien Huat has the right to convert all or any portion of the principal sum evidenced by the Kien Huat Note such that the unconverted portion is $1,000 or a multiple of $1.00 in excess thereof into fully paid and non-assessable shares of Empire’s common stock at a conversion rate of initially 377 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $2.65 per share, subject to adjustment in accordance with the Loan Agreement. If, as of any date during the term (the “Measuring Date”), the average of the last reported bid prices of the Company’s common stock for the 20 consecutive trading days as defined in the Loan Agreement, ending on the trading day prior to the Measuring Date, exceeds 200% of the conversion price in effect on the Measuring Date, then the Company is entitled to elect that Kien Huat convert all of the principal sum evidenced by the Kien Huat Note into shares of its common stock in accordance with the terms and provisions of the Loan Agreement, including the receipt of the Shareholder Approval. If Empire does not elect to force conversion of the Kien Huat Note and there have been no events of default as defined in the Loan Agreement, Empire may voluntarily prepay the Loan in whole or in part, with all interest accrued through the applicable period, absent notice from Kien Huat of its election to convert the Kien Huat Note.

In the event the conversion conditions are met, the Kien Huat Note will be converted into shares of the Company’s common stock upon the earlier of (i) the consummation of a rights offering pursuant to the terms of that certain Commitment Letter (as defined below) and (ii) the maturity date of March 15, 2015. In the event the Kien Huat Note is converted into common stock pursuant to the Commitment Letter, the Kien Huat Note would be convertible into shares of common stock of the Company at a conversion rate of 382.202837 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $2.6164 per share. Such conversion rate and conversion price reflect adjustments to these terms that are required by the terms of the Loan Agreement as a result of the Company’s: (i) rights offering commencing in April of 2013 (the “April 2013 Rights Offering”) and (ii) rights offering commencing in April of 2014 (the “April 2014 Rights Offering”). The conversion rate and conversion price are subject to further adjustments pursuant to the Loan Agreement in the event of certain dilutive issuances by the Company.

We have paid interest to Kien Huat pursuant to the Loan Agreement totaling approximately $4.1 million from November 2010 through June 30, 2014. Due to an inadvertent oversight, the Company did not withhold taxes due on such interest payments to Kien Huat, which is a foreign entity affiliate of ours, as required by the Internal Revenue Code of 1986, as amended. Kien Huat has reimbursed the Company for the taxes that were due on such interest payments, which are equal to 30% of the interest paid to Kien Huat, or approximately $1.2 million (the “Taxes Payable”). The Taxes Payable amount has been remitted to the Internal Revenue Service (the “IRS”). The interest on the Taxes Payable which is estimated in the amount of $114,000, will be remitted to the IRS upon the IRS’ request therefor. The total of the Taxes Payable and interest thereon is approximately $1.3 million. Based on the Company’s action to correct such oversight, the Company believes that it is not probable that penalties would be due. The Company has not adjusted its historical financial statements for any period prior to March 31, 2014 as the Company believes that the impact to previously issued financial statements is not material. The Company is continuing to cooperate with the IRS as we resolve this issue.

2013 Rights Offering

On April 11, 2013, the Company and Kien Huat entered into a standby purchase agreement (the “ 2013 Standby Purchase Agreement”) in connection with the April 2013 Rights Offering. Pursuant to the 2013 Standby Purchase Agreement, Kien Huat agreed to exercise in full its basic subscription rights granted pursuant to the April 2013 Rights Offering within ten days of its grant. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in the Rights Offering to acquire up to one share less than 20% of the Company’s issued and outstanding common stock prior to the commencement of the Rights Offering.
At the completion of the April 2013 Rights Offering, the Company issued a total of 6,032,153 shares of common stock. This includes 1,383,819 shares issued to holders upon exercise of their basic subscription rights, 3,650,849 shares issued to Kien Huat, upon exercise of its basic subscription rights, 213,138 shares issued to holders upon exercise of their over subscription rights and 784,347 shares issued to Kien Huat pursuant to the terms of the 2013 Standby Purchase Agreement. The Company paid Kien Huat a fee of $40,000 for the shares purchased pursuant to the 2013 Standby Purchase Agreement and reimbursed Kien Huat for its expenses related to the 2013 Standby Purchase Agreement in an amount of $40,000.

2014 Rights Offering

On April 2, 2014, the Company commenced a rights offering of common stock to holders of its common stock and Series B Preferred Stock (the "April 2014 Rights Offering"). Upon completion of the April 2014 Rights Offering, the Company issued 2,138,881 shares of common stock and raised approximately $13.4 million. This includes 453,165 shares issued to holders upon exercise of their basic subscription rights, 1,512,629 shares issued to Kien Huat upon exercise of its basic subscription rights and 173,087 shares issued to holders upon exercise of their over-subscription rights in the April 2014 Rights Offering. The Company has and expects to utilize the net proceeds of approximately $13.2 million for certain expenses relating to (i) the Adelaar Project and Casino Project; (ii) maintaining our on-going operations and facilities; and (iii) support of our pursuit of a Gaming Facility License.

Commitment Letter from Kien Huat

On June 30, 2014, the Company, through a wholly-owned subsidiary, Montreign Operating Company, LLC, submitted an application to the New York State Gaming Facility Location Board (“Siting Board”) for a license to operate a resort casino, which we refer to as the “casino project,” to be located at the site of Adelaar, a four-season destination resort planned for the Town of Thompson in Sullivan County 90 miles from New York City. We anticipate financing the associated costs and expenses of the license award and the development of the casino project with a combination of debt and equity financing. For the debt portion of the Company’s financing, Credit Suisse AG has committed to provide a senior secured credit facility of up to a maximum amount of $478 million. The Credit Suisse credit facility is subject to various conditions precedent, including the Company’s receipt of a license to operate the casino and evidence of an equity investment in the Company of up to $150 million. On June 26, 2014, the Company and Kien Huat entered into a letter agreement (the “Commitment Letter”) pursuant to which Kien Huat committed to exercise its proportionate share of subscription rights if the Company commenced a rights offering on the terms described in the Commitment Letter to meet the requirements of the Credit Suisse credit facility. In addition, in lieu of exercising any over-subscription rights in such a rights offering, Kien Huat agreed it would enter into a standby purchase agreement to exercise all subscription rights not otherwise exercised by other holders in the rights offering upon the same terms as the other holders. For such commitment, the Company agreed to pay Kien Huat a fee of 1.0% of the maximum amount that may be raised, of which 0.5% was paid upon execution of the Commitment Letter and the remaining 0.5% is due if a rights offering is launched.

On July 18, 2014, the holders of a majority of the voting power of the Company’s voting securities acted by written consent to approve the issuance of shares of the Company’s common stock upon the conversion of the Kien Huat Note. Pursuant to the Delaware General Corporation Law and the Securities Exchange Act of 1934, as amended, such action became effective on September 11, 2014, which was at least 40 days after the mailing of notice of such action to the remaining holders of the Company’s voting securities.

In connection with the January 2015 Rights Offering (described below), on January 2, 2015, we and Kien Huat entered into an amendment (the “Amendment”) to the Commitment Letter, relating to Kien Huat’s commitment to provide equity financing for the Casino Project. Pursuant to the Commitment Letter, Kien Huat had agreed to participate in, and backstop, a rights offering (a “Casino Project Rights Offering”) in an amount up to $150 million plus the amount needed to redeem certain Series E Preferred Stock of the Company pursuant to an existing settlement agreement if the Company launched such a rights offering to provide the equity financing necessary for the Casino Project. As a result of the January 2015 Rights Offering and the January 2015 Standby Purchase Agreement, we and Kien Huat entered into the Amendment pursuant to which Kien Huat agreed to waive, solely with respect to the January 2015 Rights Offering, the condition precedent to the Casino Project Rights Offering that the Gaming Facility License shall have been awarded to Montreign. Moreover, we and Kien Huat agreed to revise the maximum amount of the Casino Project Rights Offering to take into account the January 2015 Rights Offering and the commitment fee payable pursuant to the January 2015 Standby Purchase Agreement.

2015 Rights Offering

On January 5, 2015, we commenced a rights offering (the “January 2015 Rights Offering”) of non-transferable subscription rights to holders of record of our common stock and Series B Preferred Stock as of January 2, 2015 to purchase up to 7,042,254 shares of our common stock. In connection with the January 2015 Rights Offering, on January 2, 2015, we and Kien Huat Realty III Limited (“Kien Huat”), our largest stockholder, entered into a standby purchase agreement (the “January 2015 Standby Purchase Agreement”). Pursuant to the January 2015 Standby Purchase Agreement, Kien Huat agreed to exercise in full its basic subscription rights granted in the January 2015 Rights Offering within ten days of its grant. In addition, Kien Huat agreed it will exercise all rights not otherwise exercised by the other holders in the January 2015 Rights Offering in an aggregate amount not to exceed $50 million. Under the January 2015 Standby Purchase Agreement, we paid Kien Huat a portion of the commitment fee in the amount of $250,000 and reimbursed Kien Huat for its expenses in an amount not to exceed $40,000. The net proceeds of the January 2015 Rights Offering will be used for the expenses relating to the pursuit of the Gaming Facility License for the Casino Project (as defined herein) and for development purposes. If the Company is not awarded a gaming facility license, the remaining portion of the proceeds of the January 2015 Rights Offering will be used in its on-going operations.

The January 2015 Rights Offering closed on February 6, 2015. The Company issued a total of 7,042,254 shares of common stock at $7.10 per share. This includes 53,291 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 4,321,798 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 2,667,165 shares not sold in the January 2015 Rights Offering pursuant to the January 2015 Standby Purchase Agreement. After giving effect to the January 2015 Rights Offering, Kien Huat owns approximately 67% of the outstanding shares of the Company’s common stock. The net proceeds of the January 2015 Rights Offering were approximately $49.6 million following the deduction of expenses.

Moelis & Company
On December 9, 2013, the Company executed a letter agreement (the "Moelis Letter Agreement") pursuant to which it engaged Moelis & Company LLC ("Moelis") to act as its financial advisor in connection with the Adelaar Project and the Casino Project. Pursuant to the Moelis Letter Agreement, we agreed to pay Moelis a retainer fee in the aggregate amount of $250,000, of which $150,000 was payable upon execution and $100,000 of which was payable 90 days after execution. In the event a financing is consummated, the Moelis Letter Agreement contemplates additional transaction-based fees would be earned by Moelis.
During 2014, we paid Moelis approximately $44,000 for professional services and travel.
Gregg Polle, a director of the Company, is a Managing Director of Moelis. Mr. Polle refrained from participating in the discussion of the Moelis Letter Agreement and the determination of whether to enter into such agreement.
Audit Committee Review
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

Type of Service	2014	2013	2012
Audit Fees (1)	$734,000	$451,000	$483,000
Audit-Related Fees (2)	23,000	44,000	44,000
Tax Fees (3)	84,000	79,000	31,000
Total	$841,000	$574,000	$558,000

(1)	Comprised of the audit of our annual financial statements and reviews of our quarterly financial statements.

(2)
Comprised of services rendered in connection with our consultations regarding financial accounting and reporting, audit of the Company’s employee benefit plan, various SEC filings with fees and statutory audits.

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

Financial Statements
Schedule II—Valuation and Qualifying Accounts
Empire Resorts, Inc. and Subsidiaries
Valuation and Qualifying Accounts
December 31, 2014, 2013 and 2012
(in thousands)

Description	Balance at beginning of year	Addition charged to costs and expenses	Other additions (deductions)	Less deductions	Balance at end of year
Year ended December 31, 2014
Allowance for doubtful accounts	$166	$—	$(5)	$—	$161
Deferred tax asset valuation allowance	$65,832	$—	$6,272	$—	$72,104
Year ended December 31, 2013
Allowance for doubtful accounts	$202	$—	$(36)	$—	$166
Deferred tax asset valuation allowance	$56,574	$—	$9,258	$—	$65,832
Year ended December 31, 2012
Allowance for doubtful accounts	$177	$25	$—	$—	$202
Deferred tax asset valuation allowance	$63,931	$—	$(7,357)	$—	$56,574
Exhibits

3.1	Amended and Restated Certificate of Incorporation, dated February 16, 2011. (1)
3.2	Second Amended and Restated By-Laws, as most recently amended on March 14, 2011. (2)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated December 13, 2011. (3)
4.1	Form of Common Stock Certificate (4).
4.2	Certificate of Designations, Preferences and Rights of Series B Preferred Stock dated July 31, 1996. (5)
4.3	Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated May 29, 1998. (6)
4.4	Certificate of Amendment to the Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated June 13, 2001. (7)
4.5	Certificate of Designations setting forth the Preferences, Rights and Limitations of Series D Preferred Stock, dated February 7, 2000. (8)
4.6	Certificate of the Designations, Powers, Preferences and Rights of the Series E Preferred Stock, dated December 10, 2002. (9)
4.7	Certificate of Amendment of Certificate of the Designations, Powers, Preferences and Other Rights and Qualifications of the Series E Preferred Stock, dated January 12, 2004. (10)
4.8	Certificate of Designations of Series A Junior Participating Preferred Stock, dated March 24, 2008. (11)
4.9	Certificate of Amendment to the Certificate of Designations of Series A Junior Participating Preferred Stock, dated August 19, 2009. (12)

4.10	Common Stock Purchase Warrant, dated May 11, 2010, by and between Empire Resorts, Inc. and Joseph Bernstein, to purchase 250,000 shares of Common Stock. (13)

4.11	Common Stock Purchase Warrant, dated May 11, 2010, by and between Empire Resorts, Inc. and Joseph Bernstein, to purchase 1,000,000 shares of Common Stock. (14)
4.12	Common Stock Purchase Warrant, dated May 11, 2010, by and between Empire Resorts, Inc. and Joseph Bernstein, to purchase 2,000,000 shares of Common Stock. (15)
10.1	Investment Agreement, dated as of August 19, 2009, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (16)
10.2	Registration Rights Agreement, dated as of August 19, 2009, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (17)
10.3	First Amendment and Clarification to the Investment Agreement dated as of September 30, 2009, between Empire Resorts, Inc. and Kien Huat Realty III Limited. (18)
10.4	Settlement Agreement and Release, dated as of May 11, 2010, by and among Empire Resorts, Inc., Kien Huat, Kok Thay Lim, Au Fook Yew, G. Michael Brown, and Joseph Bernstein. (19)
10.5
Settlement Agreement, dated as of September 23, 2010, by and among Empire Resorts, Inc., Alpha Monticello, Inc., Alpha Casino Management Inc., Monticello Raceway Management, Inc., Mohawk Management, LLC, Monticello Casino Management, LLC, Monticello Raceway Development Company, LLC, the Trustee and the holders of Senior Notes listed on Exhibit A attached thereto. (20)

10.6	Loan Agreement dated as of November 17, 2010 between Empire Resorts, Inc. and Kien Huat Realty III Limited. (21)
10.7	Amendment No. 1 to the Loan Agreement, dated August 8, 2012, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (22)
10.8	Amendment No. 2 to the Loan Agreement, dated December 18, 2013, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (23)
10.9	Convertible Promissory Note issued on November 17, 2010 by Empire Resorts, Inc. in favor of Kien Huat Realty III Limited. (24)
10.1	Option Agreement, dated December 22, 2011, by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC (25) *
10.11	Master Development Agreement, dated December 17, 2012, by and between Monticello Raceway Management Inc. and EPT Concord II, LLC (26)
10.12	Letter Agreement, dated August 30, 2013, by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC, amending the Option Agreement (27)
10.13	2013 Standby Purchase Agreement, dated April 11, 2013, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (28)
10.14	Settlement Agreement and Release, dated June 12, 2013, by and between Stanley Stephen Tollman, Bryanston Group, Inc., Empire Resorts, Inc., Colin Au Fook Yew and Joseph D'Amato (29)
10.15	Empire Resorts, Inc. Amended and Restated 2005 Equity Incentive Plan (30)
10.16	Form of Option Award under the Empire Resorts, Inc. Amended and Restated 2005 Equity Incentive Plan (31)
10.17	Form of Restricted Stock Award under the Empire Resorts, Inc. Amended and Restated 2005 Equity Incentive Plan (32)
10.18	Employment Agreement, dated November 26, 2012, by and between Empire Resorts, Inc. and Joseph A. D'Amato (33)
10.19	Employment Agreement, dated August 17, 2012, by and between Empire Resorts, Inc. and Laurette J. Pitts (34)
10.2	Employment Agreement, dated December 7, 2012, by and between Empire Resorts, Inc. and Charles A. Degliomini (35)
10.21	Employment Agreement, dated August 22, 2012, by and between Empire Resorts, Inc. and Nanette L. Horner (36)
10.22	Amendment No. 1 to Employment Agreement, dated May 29, 2014, by and between Empire Resorts Inc. and Joseph A. D'Amato (40)
10.23	Amendment No. 1 to Employment Agreement, dated May 29, 2014, by and between Empire Resorts Inc. and Laurette J. Pitts (41)
10.24	Amendment No. 1 to Employment Agreement, dated May 30, 2014 by and between Empire Resorts Inc. and Nanette L. Horner (42)
10.25	Amendment No. 1 to Employment Agreement, dated August 24, 2014, by and between Empire Resorts Inc. and Charles A. Degliomini (43)
10.3	Letter Agreement, effective May 29, 2014 by and between Empire Resorts, Inc., Kien Huat Realty III, Ltd., Colin Au Fook Yew, Joseph D'Amato, Bryanston Group, Inc. and Stanley S. Tollman (44)

10.4	Amendment to the Option Agreement, dated June 20, 2014 by and between Monticello Raceway Management, Inc. and EPT Concord II, LLC. * (45)

14.1	Code of Business Conduct and Ethics. (37)
14.2	Code of Ethics for the Principal Executive Officer and Senior Financial Officer(s). (38)
21.1	List of Subsidiaries. (39)
23.1	Consent of Ernst & Young.
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.
101	Interactive Data File (XBRL).

*	Confidential information has been omitted and confidential treatment has been granted with respect to the omitted information.

(1)	Incorporated by reference to Exhibit 3.1 of Empire Resorts, Inc.’s Current Report on Form 8-K (an “8-K”), filed with the Securities and Exchange Commission (the “Commission”) on February 16, 2011.

(2)	Incorporated by reference to Exhibit 3.2 to Empire Resort, Inc. Annual Report on Form 10-K (a “10-K”) for the year ended December 31, 2010, filed with the Commission on March 18, 2011.

(3)	Incorporated by reference to Exhibit 3.1 to Empire Resort, Inc.’s 8-K, filed with the Commission on December 13, 2011.

(4)	Incorporated by reference to Exhibit 4.1 to Empire Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “12/31/11 10-K”), filed with the Commission on March 18, 2012.

(5)	Incorporated by reference to Exhibit 4.2 to Empire Resorts, Inc.'s 10-K for the year ended December 31, 2003 (the "2003 10-K"), filed with the Commission on March 30, 2004.

(6)	Incorporated by reference to Exhibit 4.3 to the 2003 10-K.

(7)	Incorporated by reference to Exhibit 4.4 to the 2003 10-K.

(8)	Incorporated by reference to Exhibit 4 to Empire Resorts, Inc.'s 8-K, filed with the Commission on February 15, 2000.

(9)	Incorporated by reference to Exhibit 4.5 to the 2003 10-K.

(10)	Incorporated by reference to Exhibit 4.6 to the 2003 10-K.

(11)	Incorporated by reference to Exhibit 3.1 to Empire Resort, Inc.’s 8-K, filed with the Commission on March 24, 2008.

(12)	Incorporated by reference to Exhibit 4.1. to Empire Resorts, Inc.’s 8-K, filed with the Commission on August 19, 2009 (the "8/1909 8-K").

(13)
Incorporated by reference to Exhibit 4.1 to Empire Resorts, Inc.'s Quarterly Report on Form 10-Q (a "10-Q") for the quarter ended March 31, 2010 (the "3/31/10 10-Q"), filed with the Commission on May 17, 2010.

(14)	Incorporated by reference to Exhibit 4.2 to the 3/31/10 10-Q.

(15)	Incorporate by reference to Exhibit 4.10 to the Registration Statement on Form S-1, filed with the Commission on December 11, 2013.

(16)	Incorporated by reference to Exhibit 10.1 of the 8/19/09 8-K.

(17)	Incorporated by reference to Exhibit 10.2 to the 8/19/09 8-K.

(18)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on October 5, 2009 (the “10/5/09 8-K”).

(19)	Incorporated by reference to Exhibit 10.1 to the 3/31/10 10-Q.

(20)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on September 24,2010.

(21)	Incorporated by reference to Exhibit 4.2 to Empire Resorts, Inc.'s 8-K, filed with the Commission on November 19, 2010 (the "11/19/10 8-K").

(22)	Incorporated by reference to Exhibit 10.4 to Empire Resorts, Inc.’s 10-Q for the fiscal period ended June 30, 2012, filed with the Commission on August 14, 2012.

(23)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on December 19, 2013.

(24)	Incorporated by reference to Exhibit 4.1 to the 11/19/10 8-K.

(25)	Incorporated by reference to Exhibit 10.14 to the 12/31/11 10-K.

(26)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on April 2, 2012.

(27)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on May 2, 2012.

(28)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on April 12, 2013.

(29)	Incorporated by reference to Exhibit 10.2 to Empire Resort, Inc.’s Current Report on Form 10-Q, filed with the Commission on August 13, 2013.

(30)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on August 17, 2005.

(31)	Incorporated by reference to Exhibit 10.17 to Empire Resorts, Inc.'s 10-K, filed with the Commission on March 19, 2012.

(32)	Incorporated by reference to Exhibit 10.18 to Empire Resorts, Inc.'s 10-K filed with the Commission on March 19, 2012.

(33)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on November 26, 2012.

(34)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on, filed with the Commission on August 23, 2012.

(35)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on December 13, 2012.

(36)	Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.'s 8-K, filed with the Commission on, filed with the Commission on August 23, 2012.

(37)	Incorporated by reference to Exhibit 14.1 to Empire Resorts, Inc.'s Current Report on Form 8-K/A, filed with the Commission on November 16, 2011 (the "11/16/11 8-K").

(38)	Incorporated by reference to Exhibit 14.2 to the 11.16.11 8-K.

(39)	Incorporated by reference to Exhibit 21.1 of Empire Resorts, Inc.'s 10-K for the year ended December 31, 2010, filed with the Commission on March 18, 2011.

(40)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Current Report on Form 8-K , filed with the Securities and Exchange Commission on June 3, 2014.

(41)	Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.'s Current Report on Form 8-K , filed with the Securities and Exchange Commission on June 3, 2014.

(42)	Incorporated by reference to Exhibit 10.3 to Empire Resorts, Inc.'s Current Report on Form 8-K , filed with the Securities and Exchange Commission on June 3, 2014.

(43)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Current Report on Form 8-K , filed with the Securities and Exchange Commission on August 26, 2014.

(44)	Incorporated by reference to Exhibit 10.4 to EmpireResorts, Inc.'s Current Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2014.

(45)	Incorporated by reference to Exhibit 10.5 to Empire Resorts, Inc.'s Current Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESORTS, INC.

By:	/s/ Joseph A. D’Amato
	Name:	Joseph A. D’Amato
	Title:	Chief Executive Officer
	Date:	March 10, 2015
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph A. D’Amato	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2015
Joseph A. D’Amato

/s/ Laurette J. Pitts	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2015
Laurette J. Pitts

/s/ Emanuel R. Pearlman	Chairman of the Board	March 10, 2015
Emanuel R. Pearlman

	Director	March 10, 2015
/s/ Edmund Marinucci

/s/ James Simon	Director	March 10, 2015
James Simon

/s/ Nancy A. Palumbo	Director	March 10, 2015
Nancy A. Palumbo

/s/ Gregg Polle	Director	March 10, 2015
Gregg Polle

Index to Exhibits

23.1	Consent of Independent Registered Accounting Firm.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

101	Interactive Data File (XBRL).