Form 10-Q
period 2015-03-31
EMPIRE RESORTS INC
filed 2015-05-06
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

As of April 30, 2015, there were 46,683,231 shares of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share data) (Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$4,614	$6,435
Restricted cash	1,633	1,710
Accounts receivable, net	1,072	1,048
Prepaid expenses and other current assets	3,922	4,297
Total current assets	11,241	13,490
Property and equipment, net	26,175	26,372
Cash for development of the Casino Project	46,673	—
Other assets	21	5
Total assets	$84,110	$39,867
Liabilities and stockholders’ equity / (deficit)
Current liabilities:
Accounts payable	$2,317	$2,205
Accrued expenses and other current liabilities	6,231	8,098
Short-term, related party	17,426	—
Total current liabilities	25,974	10,303
Long-term loan, related party	—	17,426
Series E preferred stock payable - 1,551 Shares as of March 31, 2015 and December 31, 2014	29,549	29,239
Total liabilities	55,523	56,968
Stockholders’ equity / (deficit):
Preferred stock, 5,000 shares authorized; $0.01 par value
Series A junior participating preferred stock, $1,000 per share liquidation value, none issued and outstanding	—	—
Series B, $29 per share liquidation value, 44 shares issued and outstanding	—	—
Series E, $10 per share redemption value, 27 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively (aggregate liquidation value of $529 and $524 as of March 31, 2015 and December 31, 2014, respectively)	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 46,683 and 39,506 shares issued and outstanding as of March 31, 2015 and December 31,2014, respectively	466	395
Additional paid-in capital	225,624	175,801
Accumulated deficit	(197,503)	(193,297)
Total stockholders’ equity / (deficit)	28,587	(17,101)
Total liabilities and stockholders’ equity / (deficit)	$84,110	$39,867
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Gaming	$12,205	$13,462
Food, beverage, racing and other	2,558	2,121
Gross revenues	14,763	15,583
Less: Promotional allowances	(238)	(976)
Net revenues	14,525	14,607
Costs and expenses:
Gaming	9,570	9,987
Food, beverage, racing and other	2,566	2,297
Selling, general and administrative	2,841	2,546
Development expenses	2,423	1,571
Stock-based compensation	151	149
Depreciation	333	340
Total costs and expenses	17,884	16,890
Loss from operations	(3,359)	(2,283)
Amortization of deferred financing costs	(9)	(23)
Interest expense	(679)	(3,043)
Net loss	(4,047)	(5,349)
Undeclared dividends on preferred stock	(47)	(47)
Net loss applicable to common shares	$(4,094)	$(5,396)
Weighted average common shares outstanding, basic	44,870	36,682
Weighted average common shares outstanding, diluted	44,870	36,682
Loss per common share, basic	$(0.09)	$(0.15)
Loss per common share, diluted	$(0.09)	$(0.15)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,047)	$(5,349)
Adjustments to reconcile net loss to net cash (used) /provided by operating activities:
Depreciation	333	340
Non-cash interest expense	350	2,600
Stock - based compensation	151	149
Changes in operating assets and liabilities:
Restricted cash—NYSGC Lottery and Purse Accounts	88	(102)
Accounts receivable	(23)	465
Accounts receivable - Due from related party	—	(1,231)
Prepaid expenses and other current assets	375	(480)
Other assets	(16)	22
Accounts payable	112	518
Accrued expenses and other current liabilities	(1,906)	780
Net cash (used)/provided by operating activities	(4,583)	(2,288)
Cash flows from investing activities:
Purchase of property and equipment	(138)	(100)
Cash for development of the Casino Project	(46,673)	—
Restricted cash—Racing capital improvement	(10)	(1)
Net cash used in investing activities	(46,821)	(101)
Cash flows from financing activities:
Proceeds from rights offering, net of expenses	49,528	—
Proceeds from exercise of stock options	55	995
Net cash provided by financing activities	49,583	995
Net decrease in cash and cash equivalents	(1,821)	(1,394)
Cash and cash equivalents, beginning of period	6,435	7,526
Cash and cash equivalents, end of period	$4,614	$6,132
Supplemental disclosures of cash flow information:
Interest paid	$321	$327
Noncash investing and financing activities:
Common stock issued in settlement of preferred stock dividends	$159	$218
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note A. Basis for Presentation and Nature of Business

Basis for Presentation

The condensed consolidated financial statements and notes as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 are unaudited and include the accounts of Empire Resorts, Inc. (“Empire”) and subsidiaries (the “Company”).

The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and the footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the Company’s opinion, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the interim period may not be indicative of results to be expected for the full year.

Nature of Business

Through Empire’s wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), we currently own and operate Monticello Casino and Raceway, a 45,000 square foot video gaming machine ("VGM") and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs, which includes 1,090 video lottery terminals ("VLTs") and 20 electronic game positions ("ETGs"). VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.

In a letter dated December 30, 2014, the New York State Gaming Commission ("NYSGC") approved MRMI's racetrack and simulcast license renewal applications for calendar year 2015. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.

On December 17, 2014, through our wholly-owned subsidiary, Montreign Operating Company, LLC ("Montreign"), the New York State Gaming Facility Location Board (the “Siting Board”) unanimously selected the Company as the sole Catskill/Hudson Valley Region One (“Region One” or "our Area") casino applicant eligible to apply to the NYSGC for a license (a "Gaming Facility License") to operate a resort casino (the "Casino Project") to be located at the site of a four-season destination resort planned for the Town of Thompson in Sullivan County 90 miles from New York City ("Adelaar" or the "Adelaar Project"). The Adelaar Project is to be located on 1,500 acres (the "EPR Property") owned by EPT Concord II, LLC ("EPT") and EPR Concord II, LP, each a wholly-owned subsidiary of EPR Properties Trust ("EPR"). The Casino Project, to be called "Montreign Resort Casino" is part of the initial phase of Adelaar, which will also include an indoor Waterpark Lodge and adventure park, Rees Jones redesigned "Monster" Golf Course and an Entertainment Village, which will include retail, restaurant, shopping and entertainment. Together with the Casino Project, this initial phase of the Adelaar Project is referred to as the "Gaming Facility." The Company and EPR have entered into various agreements in connection with the Adelaar Project and Casino Project including the Master Development Agreement and Option Agreement as set forth below. Over the past three (3) years, the Company has expended substantial time and resources on designing the Casino Project and, in conjunction with EPR, working with local, state and federal agencies and officials to obtain the necessary permits and approvals to begin construction.

The Siting Board announced their selection of Montreign after having initiated a Request for Applications ("RFA") competitive process on March 31, 2014, as more fully discussed below. The Montreign proposal to build a Gaming Facility selected for recommendation to the NYSGC by the Siting Board anticipates a minimum capital investment, without the license fee, of approximately $452 million. However, we are contemplating changes to the Casino Project which would increase the minimum capital investment. In addition, pursuant to the RFA, a holder of a Gaming Facility License in our Area must pay a minimum licensing fee within thirty (30) days after the award of a Gaming Facility License, which in our case would be $51 million. The NYSGC will award such Gaming Facility Licenses upon confirmation of the applicants’ suitability and their respective ability to complete the Gaming Facility. The development of the Adelaar Project and the Casino Project is contingent upon various conditions, including obtaining all necessary governmental approvals and the Company's ability to obtain necessary financing.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations will be sufficient to meet working capital requirements, excluding any expenditures on the Casino Project, for at least the next twelve months. Whether these resources are adequate to meet the Company’s liquidity needs beyond that period will depend on its growth and operating results. We will require additional capital resources to develop the Casino Project, in the event we are awarded a Gaming Facility License, for which purpose we may seek to enter into strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions. The sale of additional equity could result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to us, or may not be available in amounts or on acceptable terms.

As of March 31, 2015, we had total current assets of approximately $11.2 million and current liabilities of approximately $26.0 million. Our total assets include approximately $46.7 million of remaining net proceeds available from the January 2015 Rights Offering (as defined and discussed below) which are presented on the balance sheet as a non-current asset. The proceeds of the January 2015 Rights Offering, which were approximately $49.5 million, may be used solely to pay for the expenses relating to the pursuit of a Gaming Facility License for the Casino Project and for development purposes. Of this amount , approximately $2.8 million has been spent in the three months ended March 31, 2015 for this purpose. If the Company is not awarded a Gaming Facility License, the remaining portion of the proceeds of the January 2015 Rights Offering will be used in its on-going operations.

We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $3.4 million for the three months ended March 31, 2015. Management believes the net losses for the three months ended March 31, 2015 were primarily related to the Company’s on-going expenditures with respect to the Casino Project, which expenses can not be capitalized unless and until the Company is awarded a Gaming Facility License. In particular, in the three months ended March 31, 2015 we incurred $2.4 million of development expenses for the Casino Project. The Company was selected to apply for a Gaming Facility License in our Area in December 2014. The NYSGC will award such Gaming Facility License upon confirmation of an applicant’s suitability and ability to complete the Gaming Facility. However, there is no guarantee or assurance that the NYSGC will award the Company a Gaming Facility License nor do we know when such award would be made. Until such time as the Company is granted a Gaming Facility License, the on-going expenditures with respect to the Casino Project will continue to negatively impact our results of operations.

As discussed above, the net proceeds of the January 2015 Rights Offering, which totaled $49.5 million will be used for the expenses relating to the pursuit of the Gaming Facility License for the Casino Project and for development purposes. The Montreign proposal to build a Gaming Facility selected by the Siting Board anticipates that our minimum capital investment, without the license fee, would be approximately $452 million. However, we are contemplating changes to the Casino Project (as described below) which would increase the minimum capital investment. In addition, pursuant to the RFA, a holder of a Gaming Facility License must pay a minimum licensing fee within thirty (30) days after the award of a Gaming Facility License, which in our case would be $51 million. In the event the Company is awarded a Gaming Facility License, the Company currently anticipates financing the associated costs and expenses of the license award and the development of the Casino Project with a combination of debt and equity financing.

For the debt portion of the financing, Credit Suisse AG ("Credit Suisse") has committed to provide a senior secured credit facility of up to a maximum amount of $478 million (the “CS Credit Facility”). The CS Credit Facility provides that Credit Suisse may change the terms of the credit facility to ensure successful syndication. In addition, the CS Credit Facility is subject to various conditions precedent, including the Company’s receipt of a Gaming Facility License and evidence of an equity investment in the Company of up to $150 million, $50 million of which has been raised in the January 2015 Rights Offering discussed below.

We may launch a rights offering to our existing equity holders in an amount necessary to meet the equity investment requirements of the CS Credit Facility and to redeem certain outstanding Series E Preferred Stock of the Company in accordance with an existing settlement agreement. On June 26, 2014, the Company and Kien Huat, entered into a letter agreement (the "Commitment Letter"), relating to Kien Huat’s commitment to provide equity financing for the Casino Project. Pursuant to the Commitment Letter, Kien Huat agreed to participate in, and backstop, a rights offering (a “Casino Project

Rights Offering”) in an amount up to $150 million plus the amount needed to redeem certain Series E Preferred Stock. For such commitment, the Company agreed to pay Kien Huat a fee of 1.0% of the maximum amount that may be raised, of which 0.5% was paid upon execution of the Commitment Letter and the remaining 0.5% is due if a rights offering is launched.

On January 5, 2015, we commenced a rights offering (the “January 2015 Rights Offering”) of non-transferable subscription rights to holders of record of our common stock and Series B Preferred Stock as of January 2, 2015 to purchase up to 7,042,254 shares of our common stock. In connection with the January 2015 Rights Offering, on January 2, 2015, we and Kien Huat entered into a standby purchase agreement (the “Standby Purchase Agreement”) pursuant to which Kien Huat agreed to exercise in full its basic subscription rights granted in the January 2015 Rights Offering within ten (10) days of its grant and to exercise all rights not otherwise exercised by the other holders in an aggregate amount not to exceed $50 million. The January 2015 Rights Offering closed on February 6, 2015 and we raised approximately $49.5 million. The Company issued a total of 7,042,254 shares of common stock at $7.10 per share. This includes 53,291 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 4,321,798 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 2,667,165 shares not sold in the January 2015 Rights Offering pursuant to the Standby Purchase Agreement. After giving effect to the January 2015 Rights Offering, Kien Huat owns approximately 67% of the outstanding shares of the Company’s common stock. The January 2015 Rights Offering forms part of the equity financing commitment made by Kien Huat related to the Casino Project, which is discussed in further detail below.

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

On January 3, 2014, we filed a Registration Statement on Form S-3, which was declared effective on February 12, 2014, covering the offer and sale of up to $250 million of our securities. As of May 1, 2015, we had up to $186.6 million available for future issuances under the S-3, which we may use in connection with financing the Casino Project. In addition to the debt and equity financings discussed above, any changes to Casino Project will increase the minimum capital investment from the Company and will require us to seek additional sources of debt and equity financing. The sale of additional equity will result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.

On March 3, 2015, the Company and Kien Huat Realty III Limited ("Kien Huat"), our largest stockholder, entered into Amendment No. 3 (the "Third Amendment") to the loan agreement dated November 17, 2010 and amended on August 8, 2012, December 18, 2013 and March 3, 2015 (the "Loan Agreement"). Pursuant to the Third Amendment, among other things, the maturity date of the Kien Huat Note (defined and discussed in Note E) was extended from March 15, 2015 to March 15, 2016. Additionally, pursuant to the Third Amendment, the Loan Agreement was amended to add the denial of a Gaming Facility License to the Company as an Event of Default.

In the event the Company is granted a Gaming Facility License, and so long as the Company’s Form S-3 remains effective and the Company is not deemed an “ineligible issuer” pursuant to the Securities Act of 1933, as amended (collectively the “Conversion Conditions”), the Kien Huat Note will be converted into shares of the Company’s common stock upon the earlier of (i) the consummation of a Casino Project Rights Offering and (ii) the maturity date of March 15, 2016. In the event the Kien Huat Note is converted into common stock pursuant to the Commitment Letter, the Company and Kien Huat have agreed that the Kien Huat Note would be convertible into shares of common stock of the Company at a conversion rate of 382.202837 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $2.6164 per share. The conversion rate and conversion price are subject to further adjustment pursuant to the Loan Agreement in the event of certain dilutive issuances by the Company. In the event we are not granted a Gaming Facility License, we may refinance or extend the term of the Kien Huat Note prior to its maturity. However, there can be no assurance that the Company will be successful in refinancing the Kien Huat Note or amending its terms. If the Company is unable to refinance or amend the Kien Huat Note prior to its maturity, we may need to repay the Kien Huat Note in full pursuant to its terms from our current assets.

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

Upon completion of the April 2014 Rights Offering on May 6, 2014, the Company issued 2,138,881shares of common stock and raised approximately $13.4 million. This includes 453,165 shares issued to holders upon exercise of their basic subscription rights, 1,512,629 shares issued to Kien Huat upon exercise of its basic subscription rights and 173,087 shares issued to holders upon exercise of their over-subscription rights in the April 2014 Rights Offering. The Company utilized the net proceeds of approximately $13.2 million for certain expenses relating to (i) the Adelaar Project and Casino Project; (ii) maintaining our on-going operations and facilities; and (iii) support of our pursuit of a Gaming Facility License.
Recent Events

Definition of Video Lottery Gaming

The 2015-2016 New York State Budget (the "Budget") expands the statutory definition of Video Lottery Gaming to include "any lottery game played on a video lottery terminal that issues electronic tickets, allows multiple players to participate in the same game and determines winners to a material degree upon the element of chance, notwithstanding that the skill of a player may influence such player's chance of winning a game. Video lottery gaming may include elements of player interaction after a player receives an initial chance." Such games could include ETGs of the games of blackjack and 3-card poker. MRMI shall pursue adding these types of VGMs to its facility.

Extension of MRMI's Gross VGM Revenue Share

By statute, from April 1, 2008 until March 31, 2015, 41% of gross VGM revenue from our operations at Monticello Casino and Raceway was distributed to us. The Budget contains a provision to extend this share percentage of gross VGM revenue to March 31, 2016, effective as of April 1, 2015. Gross VGM revenues consist of the total amount wagered at our VGMs, less prizes awarded.

Regulation

VGM and Racing Operations

Our VGM and harness horseracing and simulcast operations are overseen by the NYSGC. The legislation that created the NYSGC provides that the Board of the NYSGC shall consist of seven (7) members. As of May 1, 2015, six (6) members have been appointed to the Board of the NYSGC. The NYSGC has the authority and responsibility to promulgate rules and regulations that affect the operations of our business. Prior to the creation of the NYSGC, our harness horseracing and simulcasting activities were overseen by the New York State Racing and Wagering Board ("RWB") and our VGM activities were overseen by the New York Lottery ("NYL"). Now, our VGM, harness horseracing and simulcast activities in the State of New York are overseen by the NYSGC, Division of Lottery and Division of Horse Racing, respectively.

In addition to receiving 41% of our VGM revenue from our operations at Monticello Casino and Raceway, the law provides for a subsidized free play allowance of 10% during the quarter ending March 31, 2014 and 15% during the quarter ending March 31, 2015.

Casino Gaming

The Upstate New York Gaming and Economic Development Act ("Gaming Act"), among other things, provides the statutory framework for the regulation of full-scale casino gaming. The Gaming Act authorizes the NYSGC to award up to four (4) Gaming Facility Licenses. Gaming Facilities are authorized in three (3) regions of the state: the Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties, which is referred to as the "Hudson Valley-Catskills Area" and in which we are located; the Albany, Fulton, Montgomery, Rensselaer, Saratoga, Schenectady, Schoharie and Washington counties (the "Capital Region"); and the Broome, Chemung (east of State Route 14), Schuyler (east of State Route 14), Seneca, Tioga, Tompkins, and Wayne (east of State Route 14) counties (the "Finger Lakes Region"). Up to two (2) Gaming Facilities can be located in any of the three (3) regions. No Gaming Facilities can be authorized in Putnam county, Westchester county, Rockland county, New York City or Long Island.

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

In connection with the RFA, we paid to the NYSGC an application fee of $1 million ("Application Fee") to help defray the costs associated with the processing of the application and investigation of our application. However, if the costs of processing, investigation and related costs exceed the Application Fee, we shall be required to pay the additional amount to the NYSGC within thirty (30) days after notification of insufficient fees. If the investigation costs are below the amount of the Application Fee paid, any unexpended portion shall be returned to us.

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

Since our selection by the Siting Board, we are contemplating changes to the Casino Project which could include expanded gaming and dining options, increased conference space, upgraded hotel amenities and a change in the size and number of hotel rooms, all of which we expect will provide incremental revenues. Such changes are subject to the approval of, among others, the NYSGC and the Planning Board of the Town of Thompson and could result in an increase in the minimum capital investment and operating expenses. In accordance with the Report and Findings of the Siting Board dated February 27, 2015, which is available on the NYSGC's website, the NYSGC must ensure that Montreign substantially fulfills the commitments and executes the development plans presented in response to the RFA and to ensure that any such changes do not increase Montreign’s debt-to-equity ratio substantially beyond the levels presented by Montreign in its response to the RFA and/or standard industry practices.

Pursuant to the RFA, a holder of a Gaming Facility License must pay a minimum licensing fee within thirty (30) days after the award of a Gaming Facility License. Our licensing fee will be $51 million. The duration of the initial licenses will be ten (10) years and the NYSGC will set the duration of, and fee for, renewal licenses. The NYSGC will oversee regulation of Gaming Facilities.

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

Master Development Agreement

EPT and EPR Concord II, LP are the sole owners of the EPT Property on which the Company and EPR envision the development of a four-season destination resort to be named Adelaar, a portion of which is the Gaming Facility that we and EPR plan to develop. On December 14, 2012 (the "Effective Date"), EPT and the Company entered into the Master Development Agreement ("MDA") to develop the EPT Property. The MDA defines and governs the overall relationship between EPT and the Company with respect to the development, construction, operation, management and disposition of the Adelaar Project to be developed by the parties on the EPT Property. The term of the MDA commenced on the Effective Date and shall expire on the earlier of (i) the earliest date on which the Casino Project, the Golf Course Project and the Initial Resort Project (as such terms are defined below and in the MDA) are all open to the general public for business and (ii) the sooner termination pursuant to the terms of the MDA. The parties also agreed to continue to cooperate in good faith with the on-going development plans and have agreed to share certain mutually agreed upon expenses including expenses relating to common infrastructure work. Either party has the right to terminate the MDA prior to the execution of a lease between EPT and the Company with respect to the EPT Property prior to the commencement of construction on the Casino Project (the "Casino Lease"). Following the payment of any additional amounts accrued pursuant to the MDA as of the date of termination, neither party shall have any obligations under the MDA.

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

The Company and EPT agreed to cooperate with each other and appropriate governmental authorities and to provide such information as may be reasonably requested by such governmental authorities in order to obtain and maintain all gaming and related licenses required to operate the Casino Project. In accordance with the terms of the Option Agreement, which is discussed below, we waived our right to terminate the MDA pursuant to specified provisions therein and, unless the Option terminates due to the occurrence of a Trigger Event, which is defined below, so long as EPT has provided its notice to proceed, the Master Declaration has been executed and EPT is not in breach of the Option Agreement or any other agreements between the parties, we are prohibited from building or operating a Gaming Facility in our Area anywhere other than at the EPT Property or building or operating a VGM facility anywhere other than at MRMI’s existing site or at the EPT Property for a period of five (5) years following the termination of the Option Agreement. The development of the Adelaar Project, including the Casino Project, is contingent upon various conditions, including obtaining necessary governmental approval, as fully set forth in the MDA and the Company's ability to obtain necessary financing.

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

Because a Trigger Event did not occur as of the end of the First Extended Option Exercise Period, (i) the Company has the ability to extend the Option Exercise Period End Date by up to an additional twelve (12) months (the “Second Extended Option Exercise Period”) from November 30, 2014 to November 30, 2015 by making monthly Option Payments of $375,000 per month. We are making such monthly Option Payments. If a Trigger Event has not occurred as of the end of the Second Extended Option Exercise Period, the Company may extend the Option Exercise Period End Date on a monthly basis until the occurrence of a Trigger Event by making monthly Option Payments at an even higher amount. If the Company exercises the Option and the Casino Lease for the EPT Property is executed between the parties, any Option Payments made by the Company shall constitute prepaid rent and shall be applied against amounts due to EPT as rent under the Casino Lease.

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

Pursuant to the Option Agreement, we have made cumulative option payments to EPT in the amount of $5.7 million as of March 31, 2015.

During the first quarter of 2015 and 2014, respectively, we have made $1.1 million and $750,000 of cumulative non-refundable payments pertaining to the Option Agreement with EPR.

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
The retail value amounts included in promotional allowances for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Food and beverage	$341	$419
Non-subsidized free play	(128)	511
Players club awards	25	46
Total retail value of promotional allowances	$238	$976

The estimated cost of providing complimentary food, beverages and other items for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Food and beverage	$535	$563
Non-subsidized free play	(75)	302
Players club awards	25	46
Total cost of promotional allowances	$485	$911
Accounts receivable
Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded an allowance for doubtful accounts of approximately $161,000 as of March 31, 2015 and December 31, 2014.
Project Development Costs
Because of the uncertainty of the awarding of a Gaming Facility License in such a competitive environment, all costs incurred for the Casino Project as part of the proposed Gaming Facility will be expensed until we are awarded a Gaming Facility License. Although we were selected on December 17, 2014 by the Siting Board to apply to the NYSGC for a Gaming Facility License, it is not certain that we will obtain a Gaming Facility License necessary for the Casino Project.

Our total assets include approximately $46.7 million of remaining net proceeds available from the January 2015 Rights Offering (as defined and discussed in Note A above) which are presented on the balance sheet as a non-current asset. The proceeds of the January 2015 Rights Offering, which were approximately $49.5 million, may be used solely to pay for the expenses relating to the pursuit of a Gaming Facility License for the Casino Project and for development purposes. Of this amount, approximately $2.8 million has been spent in the three months ended March 31, 2015 for this purpose. If the Company is not awarded a Gaming Facility License, the remaining portion of the proceeds of the January 2015 Rights Offering will be used in its on-going operations.

For the three months ended March 31, 2015, total Casino Project development costs incurred were approximately $2.4 million and consisted of $566,000 in legal, construction manager costs, consultants and other professional services, $1.1 million of non-refundable payments pertaining to the Option Agreement with EPR, and $732,000 in architectural and engineering fees.

For the three months ending March 31, 2014, total Project and Casino Project development costs expensed were approximately $1.6 million and consisted of $493,000 in architectural fees, $150,000 in legal, $178,000 in consultants and other professional services, and $750,000 of non-refundable payments pertaining to the Option Agreement with EPR.
Earnings (loss) per common share
The Company computes basic earnings (loss) per share by dividing net income (loss) applicable to common shares by the weighted-average common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for the three months ended March 31, 2015, and 2014 were the same.
The following table shows the approximate number of common stock equivalents outstanding at March 31, 2015 and 2014 that could potentially dilute basic loss per share in the future, but were not included in the calculation of diluted loss per share for the three months ended March 31, 2015 and 2014, because their inclusion would have been anti-dilutive.

	Outstanding at March 31,
	2015	2014
Options	742,000	1,574,000
Warrants	1,083,000	1,083,000
Option Matching Rights	887,000	940,000
Restricted stock	107,000	111,000
Shares to be issued upon conversion of long-term loan, related party	6,575,000	6,575,000
Total	9,394,000	10,283,000
Fair value
The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by FASB, for its financial assets and liabilities that had not been previously carried at fair value. The Company’s financial instruments are comprised of current assets, current liabilities and a long-term loan. Current assets and current liabilities approximate fair value due to their short-term nature. As of March 31, 2015 and December 31, 2014, the Company’s management was unable to estimate reasonably the fair value of the short-term loan due to the inability to obtain quotes for similar credit facilities.
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

Recent accounting pronouncements
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset, consistent with debt discounts. This update also requires that debt disclosures include the face amount of the debt liability and the effective interest rate. The update is effective for fiscal years and interim periods beginning after December 15, 2015, and required retrospective application. Early adoption is permitted for financial statements that have not been previously issued.  The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements.
In May 2014, the FASB issued new revenue recognition guidance, which will supersede nearly all existing revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the new guidance implements a five-step process for customer contract revenue recognition. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is prohibited. On April 29, 2015, the FASB issued for public comment a proposed ASU that would defer the effective date of the new revenue recognition standard by one year and allow early adoption as of the original effective date. Entities can transition to the new guidance either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management assessed the impact the new revenue recognition guidance had on the consolidated financial statements and does not believe it will have a significant impact.
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
Note C. Project Development Costs

Because of the uncertainty of the awarding of a Gaming Facility License in such a competitive environment, all costs incurred for the Casino Project as part of the proposed Gaming Facility will be expensed until we are awarded a Gaming Facility License. Although we were selected on December 17, 2014 by the Siting Board to apply to the NYSGC for a Gaming Facility License, it is not certain that we will obtain a Gaming Facility License necessary for the Casino Project.

Our total assets include approximately $46.7 million of remaining net proceeds available from the January 2015 Rights Offering (as defined and discussed in Note A above) which are presented on the balance sheet as a non-current asset. The proceeds of the January 2015 Rights Offering, which were approximately $49.5 million, may be used solely to pay for the expenses relating to the pursuit of a Gaming Facility License for the Casino Project and for development purposes. Of this amount, approximately $2.8 million has been spent in the three months ended March 31, 2015 for this purpose. If the Company is not awarded a Gaming Facility License, the remaining portion of the proceeds of the January 2015 Rights Offering will be used in its on-going operations.

For the three months ended March 31, 2015, total Casino Project development costs incurred were approximately $2.4 million and consisted of $566,000 in legal, construction manager costs, consultants and other professional services, $1.1 million of non-refundable payments pertaining to the Option Agreement with EPR, and $732,000 in architectural and engineering fees.

For the three months ending March 31, 2014, total Casino Project development costs expensed were approximately $1.6 million and consisted of $493,000 in architectural fees, $150,000 in legal, $178,000 in consultants and other professional services, and $750,000 of non-refundable payments pertaining to the Option Agreement with EPR.

Note D. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities, as presented on the balance sheet are comprised of the following at March 31, 2015 and December 31, 2014:

	(in thousands)
	March 31, 2015	December 31, 2014
Liability for horseracing purses	$1,515	$1,568
Accrued payroll	1,040	1,424
Series E payable	—	1,241
Accrued redeemable points	135	187
Liability to NYSGC	68	436
Liability for local progressive jackpot	762	776
Accrued professional fees	900	1,000
Federal tax withholding payable	154	114
Accrued other	1,657	1,352
Total accrued expenses and other current liabilities	$6,231	$8,098
Note E. Short-Term Loan, Related Party

As set forth in Note A, on March 3, 2015, the Company and Kien Huat entered into the "Third Amendment to the Loan Agreement. Pursuant to the Third Amendment, the maturity date of the Loan was extended from March 15, 2015 to March 15, 2016. Therefore, the Loan has been classified as a short-term obligation on the balance sheet as of March 31, 2015, pursuant to its stated maturity date. In consideration of the extension of the maturity date of the Loan, the Company agreed to pay Kien Huat a one-time fee of $25,000 and to pay the out-of-pocket legal fees and expenses incurred by Kien Huat in an amount not to exceed $20,000. Except for these amendments, the Loan Agreement remains unchanged and in full force and effect.

Subject to and upon compliance with the provisions of the Loan Agreement, Kien Huat has the right to convert all or any portion of the principal sum evidenced by the $17.4 million convertible promissory note ("Kien Huat Note") issued to Kien Huat such that the unconverted portion is $1,000 or a multiple of $1.00 in excess thereof into fully paid and non-assessable shares of Empire’s common stock at a conversion rate of initially 377 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $2.65 per share, subject to adjustment in accordance with the Loan Agreement. If, as of any date during the term (the “Measuring Date”), the average of the last reported bid prices of Empire’s common stock for the 20 days consecutive trading days as defined in the Loan Agreement, ending on the trading day prior to the Measuring Date exceeds 200% of the conversion price in effect on the Measuring Date, then Empire is entitled to elect that Kien Huat convert all of the principal sum evidenced by the Kien Huat Note into shares of its common stock in accordance with the terms and provisions of the Loan Agreement.

If Empire does not elect to force conversion of the Kien Huat Note and there have been no events of default as defined in the Loan Agreement, Empire may voluntarily prepay the Loan in whole or in part, with all interest accrued through the applicable period, absent notice from Kien Huat of its election to convert the Kien Huat Note.

In the event the Company is granted a Gaming Facility License, and so long as the Company's shelf registration statement on Form S-3 (the "S-3") remains effective and the Company is not deemed an "ineligible issuer" pursuant to the Securities Act of 1933, as amended (collectively, the "Conversion Conditions"), the Kien Huat Note will be converted into shares of the Company's common stock upon the earlier of (i) the consummation of a rights offering pursuant to the terms of that certain Commitment Letter (which is discussed in Note A above) and (ii) the maturity date of March 15, 2016. In the event the Kien Huat Note is converted into common stock pursuant to the Commitment Letter, the Company and Kien Huat have agreed that the Kien Huat Note would be convertible into shares of common stock of the Company at a conversion rate of 382.202837 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $2.6164 per share. The conversion rate and conversion price are subject to further adjustment pursuant to the Loan Agreement in the event of certain dilutive issuances by the Company.

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

The Company recognized approximately $323,000 in interest expense associated with the Loan during each of the three months ended March 31, 2015 and 2014.

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

In March 2015 we received notification from the IRS that the interest and penalties on the Taxes Payable for 2011-2013 is approximately $154,000. We have filed an appeal of the penalties for 2011- 2013. At the conclusion of the appeal any amounts due will be remitted to the IRS upon the IRS's request therefor.
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

If the Concord Event had occurred after December 31, 2013 and on or before June 30, 2014, all Bryanston Preferred Stock and all dividends accrued and unpaid since December 10, 2002 (the "Accrued Dividends") would have been redeemed for an amount between $22.8 million and $28.0 million. If the Concord Event had occurred after June 30, 2014 and on or before December 31, 2014, all Preferred Stock held by Bryanston would have been redeemed for an amount between $28.0 million and the $10 Liquidation Value of the Preferred Stock (as such term is defined in the Recapitalization Agreement) and all Accrued Dividends as of December 31, 2014 from funds legally available to the Company to effect such payment prorated based upon the actual number of days after December 31, 2013 the date that the Preferred Stock is redeemed.

The Concord Event did not occur before December 31, 2014, therefore, the Annual Dividend for calendar year 2014 was required to be paid to Bryanston in the amount of approximately $1.2 million prior to the thirtieth (30th) business day following December 31, 2014 from funds legally available to the Company to effect such payment. This payment was made on February 12, 2015.

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

As a result of the Settlement Agreement on June 30, 2013, and pursuant to ASC 480, the Series E Preferred Stock became contractually redeemable subject to the terms and conditions of the Settlement Agreement and has been classified as a liability on the accompanying balance sheet. The amount of the liability recorded on the balance sheet is the amount at which it would be settled if the redemption occurred as of the balance sheet date. The difference between the redemption amount and the amount recorded in the balance sheet as of the date of the Settlement Agreement was reflected as a deemed dividend on that date. Changes in the redemption value of the liability subsequent to the date of the Settlement Agreement are recorded as interest expense. At March 31, 2015, the liability has been reflected in the amount of $29.6 million in the accompanying consolidated balance sheet. Interest expense associated with the change in the redemption amount of the liability were approximately $310,000 and $2.6 million for the three months March 31, 2015 and 2014, respectively.
Note G. Stockholders’ Equity

Stock-based compensation expense was approximately $151,000 and $149,000 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was approximately $466,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under Empire’s plans. That cost is expected to be recognized over the remaining vesting period. This expected cost does not include the impact of any future stock-based compensation awards.
On January 5, 2015, the Company commenced the January 2015 Rights Offering. The January 2015 Rights Offering closed on February 6, 2015. The Company issued a total of 7,042,254 shares of common stock at $7.10 per share. This includes 53,291 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 4,321,798 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 2,667,165 shares not sold in the January 2015 Rights Offering pursuant to the Standby Purchase Agreement. After giving effect to the January 2015 Rights Offering, Kien Huat owns approximately 67% of the outstanding shares of the Company’s common stock. The net proceeds of the January 2015 Rights Offering will be used for the expenses relating to the pursuit of the Gaming Facility License for the Casino Project and for development purposes. If the Company is not awarded a gaming facility license, the remaining portion of the proceeds of the January 2015 Rights Offering will be used in its on-going operations.

On April 2, 2014, the Company commenced the April 2014 Rights Offering. Upon completion of the April 2014 Rights Offering, the Company issued 2,138,881shares of common stock and raised approximately $13.4 million. The Company utilized the net proceeds of the April 2014 Rights Offering, which was approximately $13.2 million for certain expenses relating to the the Adelaar Project and Casino Project and maintaining our on-going operations and facilities in support of our pursuit of a Gaming Facility License.

Preferred Stock and Dividends
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

Note H. Concentration
As of March 31, 2015, the Company has one debtor, that consist of Hawthorn OTB which represented 11.1% of the total net outstanding racing related accounts receivable.
As of December 31, 2014, the Company had one debtor, that consist of Hawthorn OTB which represented 14.5% of the total net outstanding racing related accounts receivable.

Note I. Commitments and Contingencies
Legal Proceedings
Monticello Raceway Management, Inc. v. Concord Associates L.P.
On January 25, 2011, Empire’s subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who was a significant stockholder. The lawsuit seeks amounts that MRMI believes is owed to it under an agreement between Concord, MRMI and the MHHA (the “2008 MHHA Agreement”). Pursuant to the 2008 MHHA Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord hotel and former Concord resort or July 31, 2011, MRMI was to continue to pay to the MHHA 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, MRMI believes Concord owed it approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to MRMI. In its Decision and Order, dated January 15, 2014, the Sullivan County Supreme Court awarded damages to MRMI in the approximate amount of $308,000 plus interest and costs. On February 4, 2014, Concord filed a Notice of Appeal with the Appellate Division of the New York Supreme Court, Third Division ("Third Division"). The oral argument on the appeal was heard by the Third Division on April 28, 2015. MRMI will continue to aggressively pursue its claims in this lawsuit.
Concord Associates, L.P. v. Entertainment Properties Trust
On September 18, 2013, the United States District Court for the Southern District of New York (“SDNY”) granted Motions to Dismiss filed by the Company and all other defendants. This lawsuit was filed in March 2012, by Concord and various affiliates in the SDNY and asserted in an amended complaint various federal antitrust claims against the Company, EPR, EPT, Genting NY LLC and Kien Huat. The lawsuit arises out of the Company's exclusivity agreement and option agreement with EPT to develop the site of the EPT Property located in Sullivan County, New York. Concord brought federal antitrust claims alleging conspiracy in restraint of trade, conspiracy to monopolize and monopolization. Concord also brought state law claims for tortious interference with contract and business relations. Concord sought damages in an amount to be determined at trial but not less than subject to automatic trebling under federal antitrust laws), unspecified punitive damages and permanent injunctive relief. In its decision, the SDNY dismissed Concord’s federal antitrust claims with prejudice and dismissed Concord's state law claims without prejudice. On October 2, 2013, Concord filed a Motion for Reconsideration and on October 18, 2013, Concord filed a Notice of Appeal. On October 22, 2013, the United States Court of Appeals for the Second Circuit ("2nd Circuit Court") issued a Notice of Stay of Appeal pending the outcome of the Motion for Reconsideration. On November 3, 2014, SDNY denied Concord's Motion for Reconsideration. The 2nd Circuit Court lifted the Stay of Appeal and the Appeal has been fully briefed.  Oral argument was heard by the 2nd Circuit Court on April 29, 2015. The Company believes this lawsuit is without merit and it will aggressively defend its interests.

Other Proceedings
The Company is a party from time to time to various other legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on its consolidated financial position, results of operations or cash flows.

Note J. Subsequent Events
The compensation committee has directed the company to accrue $350,000 for potential senior executive bonuses.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The Management’s Discussion and Analysis of the Financial Condition and Results of Operations should be read together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Condensed Consolidated Financial Statements and related notes thereto in Empire Resorts, Inc. (“Empire”) and subsidiaries’ (the “Company”, “us”, “our”, or “we”) Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally relate to our strategies, plans and objectives for future operations and are based upon management’s current plans and beliefs or estimates of future results or trends. Forward-looking statements also involve risks and uncertainties, including, but not restricted to, the risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict.
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

Through its wholly-owned subsidiary, Monticello Raceway Management, Inc. (“MRMI”), the Company currently owns and operates Monticello Casino and Raceway, a 45,000 square foot video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs which includes 1,090 video lottery terminals ("VLTs") and 20 electronic table game positions (“ETGs”). VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. The Company also generates racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of MRMI's races to offsite pari-mutuel wagering facilities.

In a letter dated December 30, 2014, the New York State Gaming Commission ("NYSGC") approved MRMI's racetrack and simulcast license renewal applications for calendar year 2015. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.

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

The Siting Board announced their selection of Montreign after having initiated a Request for Applications ("RFA") competitive process on March 31, 2014, as more fully discussed below. The Montreign proposal to build a Gaming Facility selected for recommendation to the NYSGC by the Siting Board anticipates a minimum capital investment, without the license fee, of approximately $452 million. However, we are contemplating changes to the Casino Project which would increase the minimum capital investment. In addition, pursuant to the RFA, a holder of a Gaming Facility License in our Area must pay a minimum licensing fee within thirty (30) days after the award of a Gaming Facility License, which in our case would be $51 million. The NYSGC will award such Gaming Facility Licenses upon confirmation of the applicants’ suitability and their respective ability to complete the Gaming Facility. The development of the Adelaar Project and the Casino Project is contingent upon various conditions, including obtaining all necessary governmental approvals and the Company's ability to obtain necessary financing.
Recent Events

Definition of Video Lottery Gaming

The 2015-2016 New York State Budget (the "Budget") expands the statutory definition of Video Lottery Gaming to include "any lottery game played on a video lottery terminal that issues electronic tickets, allows multiple players to participate in the same game and determines winners to a material degree upon the element of chance, notwithstanding that the skill of a player may influence such player's chance of winning a game. Video lottery gaming may include elements of player interaction after a player receives an initial chance." Such games could include ETGs of the games of blackjack and 3-card poker. MRMI shall pursue adding these types of VGMs to its facility.

Extension of MRMI's Gross VGM Revenue Share

By statute, from April 1, 2008 until March 31, 2015, 41% of gross VGM revenue from our operations at Monticello Casino and Raceway was distributed to us. The Budget contains a provision to extend this share percentage of gross VGM revenue to March 31, 2016, effective as of April 1, 2015. Gross VGM revenues consist of the total amount wagered at our VGMs, less prizes awarded.
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
VGM Operations
We currently operate a 45,000 square foot VGM facility known as Monticello Casino and Raceway. Revenues derived from our VGM operations consist of VGM revenues and related food and beverage revenues. The VGMs are owned by the State of New York. By statute, from April 1, 2008 until March 31, 2016, 41% of gross VGM revenue is distributed to us. Gross VGM revenues consist of the total amount wagered at our VGMs, less prizes awarded. The statute provides a marketing allowance for racetracks operating video lottery programs of 10% on the first $100 million of net revenues generated and 8% thereafter. The law also provides for subsidized free play allowances. During the 1st quarter of 2014 the subsidized free play allowance was 10% and during the 1st quarter of 2015 the subsidized free play allowance was 15%. This permits us to be more competitive with casinos in Pennsylvania which have access to unlimited non-taxable free play. Video lottery gaming shall only be permitted for no more than twenty consecutive hours per day and on no day shall such operation be conducted past 6:00 a.m.
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

An agreement between MRMI and the Monticello Harness Horsemen’s Association (the “MHHA”), which governs the conduct of MRMI and MHHA relating to horseracing purse payments, the simulcasting of horse races and certain other payments, was entered into on November 3, 2014 (the "2014 MHHA Agreement"). The 2014 MHHA Agreement will have an initial term of two (2) years. However, if Montreign is awarded a Gaming Facility License, the 2014 MHHA Agreement will be extended for an additional seven (7) years beginning on the date that the NYSGC approves the Casino Project to engage in legalized gaming. On that same date, MHHA will also receive 1,000,000 shares of Empire common stock and a warrant to purchase 300,000 shares of common stock, the proceeds of any sales of which will provide additional monies for the harness horsemen’s purse account.
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

Since our selection by the Siting Board, we are contemplating changes to the Casino Project which could include expanded gaming and dining options, increased conference space, upgraded hotel amenities and a change in the size and number of hotel rooms.
Master Development Agreement
EPT and EPR Concord II, LP are the sole owners of the EPT Property on which the Company and EPR envision the development of a four-season destination resort to be named Adelaar, a portion of which is the Gaming Facility that we and EPR plan to develop. On December 14, 2012 (the "Effective Date"), EPT and the Company entered into the Master Development Agreement ("MDA") to develop the EPT Property. The MDA defines and governs the overall relationship between EPT and the Company with respect to the development, construction, operation, management and disposition of the Adelaar Project to be developed by the parties on the EPT Property. The term of the MDA commenced on the Effective Date and shall expire on the earlier of (i) the earliest date on which the Casino Project, the Golf Course Project and the Initial Resort Project (as such terms are defined in the MDA) are all open to the general public for business and (ii) the sooner termination pursuant to the terms of the MDA. The parties also agreed to continue to cooperate in good faith with the on-going development plans and have agreed to share certain mutually agreed upon expenses including expenses relating to common infrastructure work. Either party has the right to terminate the MDA prior to the execution of a lease between EPT and the Company with respect to the EPT Property prior to the commencement of construction on the Casino Project (the "Casino Lease"). Following the payment of any additional amounts accrued pursuant to the MDA as of the date of termination, neither party shall have any obligations under the MDA.

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

The Company and EPT agreed to cooperate with each other and appropriate governmental authorities and to provide such information as may be reasonably requested by such governmental authorities in order to obtain and maintain all gaming and related licenses required to operate the Casino Project. In accordance with the terms of the Option Agreement, which is discussed below, we waived our right to terminate the MDA pursuant to specified provisions therein and, unless the Option terminates due to the occurrence of a Trigger Event, which is defined below, so long as EPT has provided its notice to proceed, the Master Declaration has been executed and EPT is not in breach of the Option Agreement or any other agreements between the parties, we are prohibited from building or operating a Gaming Facility in our Area anywhere other than at the EPT Property or building or operating a VGM facility anywhere other than at MRMI’s existing site or at the EPT Property for a period of five (5) years following the termination of the Option Agreement. The development of the Adelaar Project, including the Casino Project, is contingent upon various conditions, including obtaining necessary governmental approval, as fully set forth in the MDA, and the Company's ability to obtain necessary financing.

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
Because a Trigger Event did not occur as of the end of the First Extended Option Exercise Period, (i) the Company has the ability to extend the Option Exercise Period End Date by up to an additional twelve (12) months (the “Second Extended Option Exercise Period”) from November 30, 2014 to November 30, 2015 by making monthly Option Payments of $375,000 per month. The Company is making such monthly Option Payments. If a Trigger Event has not occurred as of the end of the Second Extended Option Exercise Period, the Company may extend the Option Exercise Period End Date on a monthly basis until the occurrence of a Trigger Event by making monthly Option Payments at an even higher amount. If the Company exercises the Option and the Casino Lease for the EPT Property is executed between the parties, any Option Payments made by the Company shall constitute prepaid rent and shall be applied against amounts due to EPT as rent under the Casino Lease.

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

Pursuant to the Option Agreement, we have made cumulative option payments to EPT in the amount of $5.7 million as of March 31, 2015.

During the first quarter of 2015 and 2014, respectively, we have made $1.1 million and $750,000 of cumulative non-refundable payments pertaining to the Option Agreement with EPR.

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

Regulatory Permits and Approvals

In January 2013, the Town Board (the "Town Board") of the Town of Thompson, in which the EPT Property is located, unanimously approved certain zoning amendments necessary for the development of the Adelaar Project and the Comprehensive Development Plan for the entire project site. Moreover, in July 2013, the Planning Board of the Town of Thompson granted final site plan approval for the Casino Project. On April 17, 2014, an application for a Minor Amendment to the Site Development Plan Approval for the Casino Project was made to the Planning Board. The Minor Site Plan Amendment included a minor design change, and an increase in the number of hotel rooms and additional parking for the Casino Project. By Resolution dated June 3, 2014, the Town Board determined that no further environmental review under the State Environmental Quality Review Act ("SEQRA") was required in connection with the proposed Minor Site Plan Amendment and issued a Negative Declaration of Environmental Significance. The Planning Board approved the Minor Site Plan Amendment by Resolution dated June 11, 2014. On August 13, 2014, the Planning Board adopted a resolution approving the Final Subdivision Plat for the Adelaar Project and the Casino Project parcels. On January 5, 2015, the New York State Department of Environmental Conservation issued a Freshwater Wetlands Permit, Stream Disturbance Permit and Water Quality Certification authorizing disturbances to certain state regulated wetlands and stream corridors necessary to facilitate the development. On January 6, 2015, the Town issued a local building department permit authorizing the removal of certain trees necessary to facilitate the development. On February 20, 2015, the U.S. Army Corps of Engineers issued a Wetlands Permit authorizing discharges to certain federally regulated wetlands on the EPT Property.

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

Expenses of Development

Because of the uncertainty of the awarding of a Gaming Facility License in such a competitive environment, all costs incurred for the Casino Project as part of the proposed Gaming Facility will be expensed until Montreign is awarded a Gaming Facility License. Although Montreign was selected on December 17, 2014 by the Siting Board to apply to the NYSGC for a Gaming Facility License, it is not certain that Montreign will obtain a Gaming Facility License necessary for the Casino Project.

Our total assets include approximately $46.7 million of remaining net proceeds available from the January 2015 Rights Offering (as defined and discussed below in Liquidity and Capital Resources) which are presented on the balance sheet as a non-current asset. The proceeds of the January 2015 Rights Offering, which were approximately $49.5 million, may be used solely to pay for the expenses relating to the pursuit of a Gaming Facility License for the Casino Project and for development purposes. Of this amount, approximately $2.8 million has been spent in the three months ended March 31, 2015 for this purpose. If the Company is not awarded a Gaming Facility License, the remaining portion of the proceeds of the January 2015 Rights Offering will be used in its on-going operations.

For the three months ended March 31, 2015, total Casino Project development costs incurred were approximately $2.4 million and consisted of $566,000 in legal, construction manager costs, consultants and other professional services, $1.1 million of non-refundable payments pertaining to the Option Agreement with EPR, and $732,000 in architectural and engineering fees.

For the three months ending March 31, 2014, total Project and Casino Project development costs expensed were approximately $1.6 million and consisted of $493,000 in architectural fees, $150,000 in legal, $178,000 in consultants and other professional services, and $750,000 of non-refundable payments pertaining to the Option Agreement with EPR.
Regulation of Casino Gaming
The Upstate New York Gaming and Economic Development Act ("Gaming Act") , among other things, provides the statutory framework for the regulation of full-scale casino gaming. The Gaming Act authorizes the NYSGC to award up to four (4) Gaming Facility Licenses. Gaming Facilities are authorized in three (3) regions of the state: the Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties, which is referred to as the "Hudson Valley-Catskills Area" and in which we are located; the Albany, Fulton, Montgomery, Rensselaer, Saratoga, Schenectady, Schoharie and Washington counties (the "Capital Region"); and the Broome, Chemung (east of State Route 14), Schuyler (east of State Route 14), Seneca, Tioga, Tompkins, and Wayne (east of State Route 14) counties (the "Finger Lakes Region"). Up to two (2) Gaming Facilities can be located in any of the three (3) regions. No Gaming Facilities can be authorized in Putnam county, Westchester county, Rockland county, New York City or Long Island.
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
In connection with the RFA, we paid to the NYSGC an application fee of $1 million ("Application Fee") to help defray the costs associated with the processing of our application and investigation. However, if the costs of processing, investigation and related costs exceed the Application Fee, we shall be required to pay the additional amount to the NYSGC within thirty (30) days after notification of insufficient fees. If the investigation costs are below the amount of the Application Fee paid, any unexpended portion shall be returned to us.
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

Since our selection by the Siting Board, we are contemplating changes to the Casino Project which could include expanded gaming and dining options, increased conference space, upgraded hotel amenities and a change in the size and number of hotel rooms, all of which we expect will provide incremental revenues. Such changes are subject to the approval of, among others, the NYSGC and the Planning Board of the Town of Thompson and could result in an increase in the minimum capital investment and operating expenses. In accordance with the Report and Findings of the Siting Board dated February 27, 2015, which is available on the NYSGC's website, the NYSGC must ensure that Montreign substantially fulfills the commitments and executes the development plans presented in response to the RFA and to ensure that any such changes do not increase Montreign’s debt-to-equity ratio substantially beyond the levels presented by Montreign in its response to the RFA and/or standard industry practices.

Pursuant to the RFA, a holder of a Gaming Facility License must pay a minimum licensing fee within thirty (30) days after the award of a Gaming Facility License. Our licensing fee will be $51 million. The duration of the initial Gaming Facility Licenses will be ten (10) years and the NYSGC will set the duration of, and fee for, renewal licenses. The NYSGC will oversee regulation of Gaming Facilities.

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

New York

In New York, we face competition for guests from Orange, Duchess and Ulster Counties in New York for our VGM operation from a VGM facility at Yonkers Raceway, located within the New York City metropolitan area. Yonkers Raceway has a harness horse racing facility, approximately 5,300 VGMs, food and beverage outlets and other amenities. We may face further competition because the Gaming Act authorizes Nassau OTB and Suffolk OTB to file video lottery gaming license applications to establish one (1) VGM facility each, at an Off-Track Betting site operated by Nassau OTB and Suffolk OTB respectively, with a maximum of one thousand (1,000) VGMs at each site.

In 2001, the New York State Legislature and the New York State Governor authorized the building of three Native American casinos in the Catskills region of the State of New York. On June 14, 2011, the United States Department of the Interior ("USDOI") Assistant Secretary-Indian Affairs announced that he has rescinded a January 3, 2008 memo which said, among other things, that tribes could develop casinos on land off their reservations only if it was within “commutable distance” of the reservation which was considered by the USDOI to be approximately 40 miles. The other requirements of the Indian Gaming Regulatory Act ("IGRA") will continue to be applied by the Bureau of Indian Affairs even though the “commutability” standard has been rescinded. We are unable to predict when or if any tribal-state compacts will be submitted to the USDOI or if a final decision of the USDOI regarding taking land into trust for such tribe, after consideration and analysis of the applicable regulations and the alternatives, will be made. Therefore, we are unable to determine if, when or which tribal or other entities would obtain the ability to engage in legalized gaming activities in our Area.
The Shinnecock Indian Nation (the "Nation") has expressed its interest in building a casino in Southampton, New York or at another location in downstate New York. Since becoming federally recognized, the Nation has the right to build a Class II casino (as defined in IGRA) on their 800-acre reservation in Southampton, New York. The Nation has expressed a desire to develop a Class III casino (as defined in IGRA) closer to New York City including the possibility of a casino at Belmont, New York. In September 2014, the Nation's members voted to dissolve its Gaming Authority. Therefore, the Nation's current position, with regard to its potential future in gaming, is unknown.
Pennsylvania

To a lesser extent, Monticello Casino and Raceway faces competition from two (2) casinos that are in Pennsylvania. Pennsylvania casinos may operate table games and slot machines, have the ability to grant credit to guests of the casino and have access to unlimited non-taxable free play. Pennsylvania legalized the operation of up to 61,000 slot machines at fourteen (14) locations throughout the state. As of May 1, 2015, there were twelve (12) casinos in operation within Pennsylvania, with six (6) located at racetracks. One such racetrack facility is the Mohegan Sun at Pocono Downs, which has approximately 2,300 slot machines and 87 table games, including 18 poker tables, and a hotel and spa that opened in November 2013. The Mohegan Sun at Pocono Downs in Wilkes-Barre, Pennsylvania, is approximately seventy (70) miles southwest of Monticello. In addition, the Mount Airy Casino Resort has approximately 1,870 slot machines and 80 table games, including 9 poker tables, a hotel, spa and a golf course. The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately sixty (60) miles southwest of Monticello. The Pennsylvania Gaming Control Board ("PGCB") selected Stadium Casino, LLC to be awarded the thirteenth (13th) license for a casino to be located in Philadelphia, PA.

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
Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change.
We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain situations, could have a material adverse effect on our consolidated financial condition.
For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change to these estimates for the three months ended March 31, 2015.

Results of Operations - Three months ended 2015 Compared to 2014
The results of operations for the three months ended March 31, 2015 and 2014 (unaudited) are summarized below (dollars in thousands):

	3/31/2015	3/31/2014	Variance $	Variance %
	(dollars in thousands)
Revenues:
Gaming	$12,205	$13,462	$(1,257)	(9)%
Food, beverage, racing and other	2,558	2,121	437	21%
Gross revenues	14,763	15,583	(820)	(5)%
Less: Promotional allowances	(238)	(976)	738	76%
Net revenues	14,525	14,607	(82)	(1)%
Costs and expenses:
Gaming	9,570	9,987	417	4%
Food, beverage, racing and other	2,566	2,297	(269)	(12)%
Selling, general and administrative	2,841	2,546	(295)	(12)%
Development expenses	2,423	1,571	(852)	(54)%
Stock-based compensation	151	149	(2)	(1)%
Depreciation	333	340	7	2%
Total costs and expenses	17,884	16,890	(994)	(6)%
Loss from operations	(3,359)	(2,283)	(1,076)	47%
Amortization of deferred financing costs	(9)	(23)	14	61%
Interest expense	(679)	(3,043)	2,364	78%
Net loss	$(4,047)	$(5,349)	$1,302	24%

Gaming revenue
Gaming revenue decreased by $1.3 million or 9% for the three months ended March 31, 2015, as compared to the three months ended 2014 and handle decreased by approximately $5.9 million or 3.1% for the same period. The average daily win per unit decreased from $134.75 for the three months ended March 31, 2014 to $122.17 and VGM hold percentage decreased to 6.5% for the three months ended March 31, 2015 versus 7.0% in 2014. In the first quarter of 2015 we made an adjustment to reduce gaming revenue and reduce the free play in promotional allowance in the amount of $739,000 based on information received from NYSGC in reference to our subsidized free play. Severe weather during the first quarter of 2015 and 2014 significantly impacted gaming revenues, however 2015's impact was an estimated additional $200,000 more than 2014. Severe weather includes snow, ice and extreme temperatures which adversely affected customer trips and time on device. Also, 2015 had higher jackpots versus the prior year which resulted in an estimated decrease of $460,000 in gaming revenue.

Food, beverage, racing and other revenue

Food, beverage, racing and other revenue increased by $437,000 or 21%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Racing revenue increased by $528,000 for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 largely due to the inability to simulcast races to and from facilities outside of New York State from February 1, 2014 through July 20, 2014, because we did not have a horsemen's agreement. A new horsemen's agreement was executed on November 3, 2014.

Food and beverage revenue decreased by $104,000 for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This decrease is largely due to a 10% reduction in buffet covers and caused by severe weather.

Other revenue increased by approximately $13,000 due to other racing related revenue and higher food and beverage rebates.

Promotional allowances

Promotional allowances decreased by $738,000 or 76%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a increase in subsidized free play due to an adjustment to reduce gaming revenue and reduce free in promotional allowances based on information received from NYSGC.

Gaming costs

Gaming costs decreased by $417,000 or 4%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The decrease is from NYSGC and other commissions of $264,000, payroll and related expenses of $48,000 and other gaming expenses of $105,000.

Food, beverage, racing and other costs

Food, beverage, racing and other costs increased approximately $269,000 or 12% for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. Racing and related expenses increased by $220,000 primarily due to higher purse expenses attributed to 2014 reduced racing revenue and the inability to simulcast races to and from facilities outside of New York State because we did not have a horsemen's agreement from February 1, 2014 through July 20, 2014. Additionally, food and beverage expenses increased $49,000 largely due to contractual payroll and benefits.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $295,000 or 12% for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. Other expenses increased $229,000 due to increased real estate taxes and insurance. Legal and consulting costs increased $178,000 due to expenses pertaining to anti-trust ligation and external auditing fees. Payroll and related benefits costs increased approximately $19,000 and were off set by reduced marketing expenses of $131,000 relating to lower promotional prizes, gifts and direct mail expenses.

Development expenses

For the three months ended March 31, 2015, total Casino Project development costs incurred were approximately $2.4 million and consisted of $566,000 in legal, construction manager costs, consultants and other professional services, $1.1 million of non-refundable payments pertaining to the Option Agreement with EPR, $732,000 in architectural and engineering fees.

For the three months ending March 31, 2014, total Project and Casino Project development costs expensed were approximately $1.6 million and consisted of $493,000 in architectural fees, $150,000 in legal, $178,000 in consultants and other professional services, and $750,000 of non-refundable payments pertaining to the Option Agreement with EPR.
Interest expense

Interest expense decreased $2.4 million, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. Increases in the redemption value of our mandatorily redeemable Series E preferred stock are recorded as a non-cash charge to interest expense. The amount of interest expense recorded was approximately $310,000 and $2.6 million for the three-months ended March 31, 2015 and 2014, respectively, to record the liability at its contractually stated redemption value at the end of the each reporting period pursuant to the terms of the Settlement Agreement.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations will be sufficient to meet working capital requirements, excluding any expenditures on the Casino Project, for at least the next twelve months. Whether these resources are adequate to meet the Company’s liquidity needs beyond that period will depend on its growth and operating results. We will require additional capital resources to develop the Casino Project, in the event we are awarded a Gaming Facility License, for which purpose we may seek to enter into strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions. The sale of additional equity could result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to us, or may not be available in amounts or on acceptable terms.

As of March 31, 2015, we had total current assets of approximately $11.2 million and current liabilities of approximately $26.0 million. Our total assets include approximately $46.7 million of remaining net proceeds available from the January 2015 Rights Offering (as defined and discussed below) which are presented on the balance sheet as a non-current asset. The proceeds of the January 2015 Rights Offering, which were approximately $49.5 million, may be used solely to pay for the expenses relating to the pursuit of a Gaming Facility License for the Casino Project and for development purposes. Of this amount, approximately $2.8 million has been spent in the three months ended March 31, 2015 for this purpose. If the Company is not awarded a Gaming Facility License, the remaining portion of the proceeds of the January 2015 Rights Offering will be used in its on-going operations.

We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $3.4 million for the three months ended March 31, 2015. Management believes the net losses for the three months ended March 31, 2015 were primarily related to the Company’s on-going expenditures with respect to the Casino Project, which expenses cannot be capitalized unless and until the Company is awarded a Gaming Facility License. In particular, in the three months ended March 31, 2015, we incurred $2.4 million of development expenses for the Casino Project. The Company was selected to apply for a Gaming Facility License in our Area in December 2014. The NYSGC will award such Gaming Facility License upon confirmation of an applicant’s suitability and ability to complete the Gaming Facility. However, there is no guarantee or assurance that the NYSGC will award the Company a Gaming Facility License nor do we know when such award would be made. Until such time as the Company is granted a Gaming Facility License, the on-going expenditures with respect to the Casino Project will continue to negatively impact our results of operations.

As discussed above, the net proceeds of the January 2015 Rights Offering, which totaled $49.5 million will be used for the expenses relating to the pursuit of the Gaming Facility License for the Casino Project and for development purposes. The Montreign proposal to build a Gaming Facility selected by the Siting Board anticipates that our minimum capital investment, without the license fee, would be approximately $452 million. However, we are contemplating changes to the Casino Project which would increase the minimum capital investment. In addition, pursuant to the RFA, a holder of a Gaming Facility License must pay a minimum licensing fee within thirty (30) days after the award of a Gaming Facility License, which in our case would be $51 million. In the event the Company is awarded a Gaming Facility License, the Company currently anticipates financing the associated costs and expenses of the license award and the development of the Casino Project with a combination of debt and equity financing.
For the debt portion of the financing, Credit Suisse AG ("Credit Suisse") has committed to provide a senior secured credit facility of up to a maximum amount of $478 million (the “CS Credit Facility”). The CS Credit Facility provides that Credit Suisse may change the terms of the credit facility to ensure successful syndication. In addition, the CS Credit Facility is subject to various conditions precedent, including the Company’s receipt of a Gaming Facility License and evidence of an equity investment in the Company of up to $150 million, $50 million of which has been raised in the January 2015 Rights Offering discussed below.
We may launch a rights offering to our existing equity holders in an amount necessary to meet the equity investment requirements of the CS Credit Facility and to redeem certain outstanding Series E Preferred Stock of the Company in accordance with an existing settlement agreement. On June 26, 2014, the Company and Kien Huat, entered into a letter agreement (the "Commitment Letter") relating to Kien Huat's commitment to provide equity financing for the Casino Project. Pursuant to the Commitment Letter, Kien Huat agreement to participate in, and backstop, a rights offering (a "Casino Project Rights Offering" in an amount up to $150 million plus the amount needed to redeem certain Series E Preferred Stock.. For such commitment, the Company agreed to pay Kien Huat a fee of 1.0%of the maximum amount that may be raised, of which 0.5% was paid upon execution of the Commitment Letter and the remaining 0.5% is due if a rights offering is launched.

On January 5, 2015, we commenced a rights offering (the “January 2015 Rights Offering”) of non-transferable subscription rights to holders of record of our common stock and Series B Preferred Stock as of January 2, 2015 to purchase up to 7,042,254 shares of our common stock. In connection with the January 2015 Rights Offering, on January 2, 2015, we and Kien Huat entered into a standby purchase agreement (the “Standby Purchase Agreement”) pursuant to which Kien Huat agreed to exercise in full its basic subscription rights granted in the January 2015 Rights Offering within ten (10) days of its grant and to exercise all rights not otherwise exercised by the other holders in an aggregate amount not to exceed $50 million. The January 2015 Rights Offering closed on February 6, 2015 and we raised approximately $49.5 million. The Company issued a total of 7,042,254 shares of common stock at $7.10 per share. This includes 53,291 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 4,321,798 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 2,667,165 shares not sold in the January 2015 Rights Offering pursuant to the Standby Purchase Agreement. After giving effect to the January 2015 Rights Offering, Kien Huat owns approximately 67% of the outstanding shares of the Company’s common stock. The January 2015 Rights Offering forms part of the equity financing commitment made by Kien Huat related to the Casino Project, which is discussed in further detail below.

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

On January 3, 2014, we filed the S-3, which was declared effective on February 12, 2014, covering the offer and sale of up to $250 million of our securities. As of May 1, 2015, we had up to $186.6 million available for future issuances under the S-3, which we may use in connection with financing the Casino Project. In addition to the debt and equity financings discussed above, any changes to Casino Project will increase the minimum capital investment from the Company and will require us to seek additional sources of debt and equity financing. The sale of additional equity will result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.

On March 3, 2015, the Company and Kien Huat Realty III Limited ("Kien Huat"), our largest stockholder, entered into Amendment No. 3 (the "Third Amendment") to the loan agreement dated November 17, 2010 and amended on August 8, 2012, December 18, 2013 and March 3, 2015 (the "Loan Agreement"). Pursuant to the Third Amendment, among other things, the maturity date of the Kien Huat Note (defined and discussed in Note E) was extended from March 15, 2015 to March 15, 2016. Additionally, pursuant to the Third Amendment, the Loan Agreement was amended to add the denial of a Gaming Facility License to the Company as an Event of Default.

In the event the Company is granted a Gaming Facility License, and so long as the Company’s Form S-3 remains effective and the Company is not deemed an “ineligible issuer” pursuant to the Securities Act of 1933, as amended (collectively the “Conversion Conditions”), the Kien Huat Note will be converted into shares of the Company’s common stock upon the earlier of (i) the consummation of a Casino Project Rights Offering and (ii) the maturity date of March 15, 2016. In the event the Kien Huat Note is converted into common stock pursuant to the Commitment Letter, the Company and Kien Huat have agreed that the Kien Huat Note would be convertible into shares of common stock of the Company at a conversion rate of 382.202837 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $2.6164 per share. The conversion rate and conversion price are subject to further adjustment pursuant to the Loan Agreement in the event of certain dilutive issuances by the Company. In the event we are not granted a Gaming Facility License, we may refinance or extend the term of the Kien Huat Note prior to its maturity. However, there can be no assurance that the Company will be successful in refinancing the Kien Huat Note or amending its terms. If the Company is unable to refinance or amend the Kien Huat Note prior to its maturity, we may need to repay the Kien Huat Note in full pursuant to its terms from our current assets.

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

Upon completion of the April 2014 Rights Offering, on May 6, 2014, the Company issued 2,138,881 shares of common stock and raised approximately $13.4 million. This includes 453,165 shares issued to holders upon exercise of their basic subscription rights, 1,512,629 shares issued to Kien Huat upon exercise of its basic subscription rights and 173,087 shares issued to holders upon exercise of their over-subscription rights in the April 2014 Rights Offering. The Company utilized the net proceeds of approximately $13.2 million for certain expenses relating to (i) the Adelaar Project and Casino Project; (ii) maintaining our on-going operations and facilities; and (iii) support of our pursuit of a Gaming Facility License.

Net cash used in by operating activities was approximately $4.6 million and $2.3 million during the three months ended March 31, 2015 and 2014 respectively. We continue to have significant cash flows used in operating activities due to the costs we are incurring related to the Casino Project. We incurred $2.4 million and $1.6 million of development costs during the three ended March 31, 2015 and 2014, respectively. Additionally, our operating cash flows for the three ended March 31, 2015 and 2014 were negatively impacted by (i) severe weather that caused a reduction revenues; (ii) and economic and competitive landscape in the region.
Net cash used in investing activities was approximately $46.8 million and $101,000 for the three months ended March 31, 2015 and 2014 respectively. Our total assets include approximately $46.7 million of remaining net proceeds available from the January 2015 Rights Offering, (as defined and discussed above) which are presented on the balance sheet as a non current asset. The proceeds of the January 2015 Rights Offering may be used solely to pay for the expenses relating to the pursuit of a Gaming Facility License for the Casino Project and for development purposes. For the three months ending March 31, 2015, we have spent approximately $2.8 million in cash from the January 2015 Rights Offering for the pursuit of a Gaming Facility License for the Casino Project and for development purposes. If the Company is not awarded a Gaming Facility License, the remaining portion of the proceeds of the January 2015 Rights Offering will be used in its on-going operations.
Net cash provided by financing activities was approximately $49.6 million and $995,000 for the three months ended March 31 2015 and 2014 respectively. Approximately $49.5 million was received from the 2015 Rights Offering, which is net of approximately $472,000 of expenses.
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

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, commodity prices and equity prices. We do not hold any market risk sensitive instruments.

Item 4.	Controls and Procedures

Evaluation of Controls and Procedures

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
We carried out an evaluation as of March 31, 2015 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

Monticello Raceway Management, Inc. v. Concord Associates L.P.

On January 25, 2011, our subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who was a significant stockholder. The lawsuit seeks amounts that we believe are owed to us under an agreement between Concord, MRMI and the MHHA (the “2008 MHHA Agreement”). Pursuant to the 2008 MHHA Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord hotel and former Concord resort or July 31, 2011, we were to continue to pay to the MHHA 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, we believe Concord owed us approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to us. In its Decision and Order, dated January 15, 2014, the Sullivan County Supreme Court awarded damages to MRMI in the approximate amount of $308,000 plus interest and costs. On February 4, 2014, Concord filed a Notice of Appeal with the Appellate Division of the New York Supreme Court, Third Department ("Third Department"). The oral argument on the appeal was heard by the Third Division on April 28, 2015. We will continue to aggressively pursue our claims in this lawsuit.

Concord Associates, L.P. v. Entertainment Properties Trust

On September 18, 2013, the SDNY granted Motions to Dismiss filed by us and all other defendants. This lawsuit was filed in March 2012, by Concord and various affiliates in the SDNY and asserted in an amended complaint various federal antitrust claims against us, EPR, EPT, Genting NY LLC and Kien Huat. The lawsuit arises out of our exclusivity agreement and option agreement with EPT to develop the site of the EPT Property located in Sullivan County, New York. Concord brought federal antitrust claims alleging conspiracy in restraint of trade, conspiracy to monopolize and monopolization. Concord also brought state law claims for tortious interference with contract and business relations. Concord sought damages in an amount to be determined at trial but not less than $500 million subject to automatic trebling under federal antitrust laws, unspecified punitive damages and permanent injunctive relief. In its decision, the SDNY dismissed Concord’s federal antitrust claims with prejudice and dismissed Concord's state law claims without prejudice. On October 2, 2013, Concord filed a Motion for Reconsideration and on October 18, 2013, Concord filed a Notice of Appeal. On October 22, 2013, the United States Court of Appeals for the Second Circuit (“2nd Circuit Court”) issued a Notice of Stay of Appeal pending the outcome of the Motion for Reconsideration. On November 3, 2014, SDNY denied Concord's Motion for Reconsideration. The 2nd Circuit Court lifted the Stay of Appeal and the Appeal has been fully briefed. Oral argument was heard by the the 2nd Circuit Court on April 29, 2015. We believe this lawsuit is without merit and we will aggressively defend our interests.

Other Proceedings

We are a party from time to time to various other legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Except as provided below, we are not aware of any material changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Changes to the Casino Project may not receive approval and could delay the Casino Project.

We are contemplating changes to the Casino Project which could include expanded gaming and dining options, increased conference space, upgraded hotel amenities and a change in the size and number of hotel rooms, all of which we expect will provide incremental revenues. Such changes are subject to the approval of, among others, the NYSGC and the Planning Board of the Town of Thompson. In accordance with the Report and Findings of the Siting Board dated February 27, 2015, the NYSGC must ensure that Montreign substantially fulfills the commitments and executes the development plans presented in response to the RFA and to ensure that any such changes do not increase Montreign’s debt-to-equity ratio substantially beyond the levels presented by Montreign in its response to the RFA and/or standard industry practices. There is no guarantee that Montreign will receive such approvals for changes to the Casino Project, that such changes do not increase Montreign’s debt-to-equity ratio or that any such approvals will not delay the Casino Project.
We will require additional financing in order to develop the Casino Project and to finance matters related to the Casino Project and we may be unable to meet our future capital requirements and execute our business strategy without such financing.
Because we are unable to generate sufficient cash from our operations to develop the Casino Project, we will be required to rely on external financing. Such transactions may include private offerings, underwritten or “best efforts” offerings to the public or rights offerings to current stockholders, including pursuant to our effective shelf registration statement on Form S-3. In addition, the contemplated changes to the design of the Casino Project will increase the funds we will need for construction. The sale of additional equity to support the Casino Project could result in significant dilution to the existing stockholders and securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the common stock. If funds are not available when needed, or available on acceptable terms, we may be required to delay, scale back or eliminate some of our obligations with respect to the Project and our Casino Project.
If we, through Montreign, our wholly-owned subsidiary, are not awarded a Gaming Facility License, or if the license is not granted within a reasonable amount of time, our results of operations and our business prospects may be adversely affected.
On December 17, 2014, Montreign was selected in a unanimous vote by the Siting Board as the sole applicant in the Area eligible to apply to the Gaming Commission for a Gaming Facility License. The Gaming Commission will award such Gaming Facility License upon confirmation of the Company’s suitability and ability to complete the Gaming Facility. However, there can be no guarantee or assurance that the Gaming Commission will award the Company a Gaming Facility License or that it will do so in a timely manner. If the Company is not awarded a Gaming Facility License, or if the award is delayed, our results of operations will continue to be adversely affected and our business prospects will suffer.

Opposition to the Siting Board’s selection of applicants to apply to the NYSGC for a Gaming Facility License could delay the award of such licenses.

Several RFA applicants and tribal gaming entities have submitted letters of opposition to the NYSGC and other governmental entities and in at least one instance commenced litigation, in opposition to the Siting Board’s selection of applicants to apply to the NYSGC for a Gaming Facility License. As a result, the NYSGC may choose, or be required, to delay the awarding of the Gaming Facility Licenses. Any such delay could impact our ability to begin construction during favorable weather conditions and could have a material adverse impact on our financial position and our ability to obtain financing when needed.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

10.1	Amendment No. 3 to the Loan Agreement, dated as of March 3, 2015, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Executive Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Standby Purchase Agreement, dated January 2, 2015, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (2)
99.2	Letter Agreement, dated January 2, 2015, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (3)
101	Interactive Data File (XBRL).

(1) Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Current Report on Form 8-K , filed with the Securities and Exchange Commission on March 3, 2015
(2) Incorporated by reference to Exhibit 99.1 to Empire Resorts, Inc.'s Current Report on Form 8-K , filed with the Securities and Exchange Commission on January 5, 2015
(3) Incorporated by reference to Exhibit 99.2 to Empire Resorts, Inc.'s Current Report on Form 8-K , filed with the Securities and Exchange Commission on January 5, 2015

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: May 6, 2015	/s/ Joseph A. D’Amato
Joseph A. D’Amato
Chief Executive Officer
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.
Dated: May 6, 2015	/s/ Laurette J. Pitts
Laurette J. Pitts
Executive Vice President, Chief Operating Officer and Chief Financial Officer