Form 10-Q
period 2015-06-30
EMPIRE RESORTS INC
filed 2015-08-05
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

As of July 29, 2015, there were 47,099,899 shares of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share data) (Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$6,406	$6,435
Restricted cash	1,597	1,710
Accounts receivable, net	1,066	1,048
Prepaid expenses and other current assets	4,125	4,297
Total current assets	13,194	13,490
Property and equipment, net	26,015	26,372
Cash for development of the Casino Project	42,484	—
Other assets	15	5
Total assets	$81,708	$39,867
Liabilities and stockholders’ equity / (deficit)
Current liabilities:
Accounts payable	$2,436	$2,205
Accrued expenses and other current liabilities	9,927	8,098
Short-term loan, related party	17,426	—
Total current liabilities	29,789	10,303
Long-term loan, related party	—	17,426
Series E preferred stock payable - 1,551 Shares as of June 30, 2015 and December 31, 2014	28,359	29,239
Total liabilities	58,148	56,968
Stockholders’ equity / (deficit):
Preferred stock, 5,000 shares authorized; $0.01 par value
Series A junior participating preferred stock, $1,000 per share liquidation value, none issued and outstanding	—	—
Series B, $29 per share liquidation value, 44 shares issued and outstanding	—	—
Series E, $10 per share redemption value, 27 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively (aggregate liquidation value of $533 and $524 as of June 30, 2015 and December 31, 2014, respectively)	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 47,100 and 39,506 shares issued and outstanding as of June 30, 2015 and December 31,2014, respectively	471	395
Additional paid-in capital	228,241	175,801
Accumulated deficit	(205,152)	(193,297)
Total stockholders’ equity / (deficit)	23,560	(17,101)
Total liabilities and stockholders’ equity / (deficit)	$81,708	$39,867
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Gaming	$16,141	$15,741	$28,346	$29,203
Food, beverage, racing and other	2,931	1,956	5,489	4,077
Gross revenues	19,072	17,697	33,835	33,280
Less: Promotional allowances	(1,220)	(1,478)	(1,458)	(2,454)
Net revenues	17,852	16,219	32,377	30,826
Costs and expenses:
Gaming	11,705	11,726	21,275	21,710
Food, beverage, racing and other	2,634	2,185	5,200	4,482
Selling, general and administrative	3,046	2,911	5,887	5,461
Casino Project Development expenses	7,007	6,270	9,430	7,841
Stock-based compensation	119	136	270	284
Depreciation	341	335	674	676
Total costs and expenses	24,852	23,563	42,736	40,454
Loss from operations	(7,000)	(7,344)	(10,359)	(9,628)
Amortization of deferred financing costs	(6)	(22)	(15)	(45)
Interest expense	(644)	(2,933)	(1,323)	(5,975)
Net loss	(7,650)	(10,299)	(11,697)	(15,648)
Undeclared dividends on preferred stock	(47)	(47)	(94)	(94)
Net loss applicable to common shares	$(7,697)	$(10,346)	$(11,791)	$(15,742)
Weighted average common shares outstanding, basic	46,912	38,376	45,897	37,534
Weighted average common shares outstanding, diluted	46,912	38,376	45,897	37,534
Loss per common share, basic	$(0.16)	$(0.27)	$(0.26)	$(0.42)
Loss per common share, diluted	$(0.16)	$(0.27)	$(0.26)	$(0.42)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(11,697)	$(15,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	674	676
Non-cash interest expense	619	5,200
Loss on disposal of property and equipment	—	65
Stock - based compensation	270	284
Changes in operating assets and liabilities:
Restricted cash—NYSGC Lottery and Purse Accounts	127	(615)
Accounts receivable	(17)	765
Prepaid expenses and other current assets	172	(432)
Other assets	(10)	45
Accounts payable	232	143
Accrued expenses and other current liabilities	328	1,459
Net cash used in operating activities	(9,302)	(8,058)
Cash flows from investing activities:
Purchase of property and equipment	(318)	(218)
Cash for development of the Casino Project	(42,484)	—
Restricted cash—Racing capital improvement	(13)	(11)
Net cash used in investing activities	(42,815)	(229)
Cash flows from financing activities:
Proceeds from rights offering, net of expenses	49,528	13,237
Proceeds from exercise of stock options and warrants	2,560	2,389
Net cash provided by financing activities	52,088	15,626
Net (decrease) / increase in cash and cash equivalents	(29)	7,339
Cash and cash equivalents, beginning of period	6,435	7,526
Cash and cash equivalents, end of period	$6,406	$14,865
Supplemental disclosures of cash flow information:
Interest paid	$706	$768
Noncash investing and financing activities:
Common stock issued in settlement of preferred stock dividends	$159	$218
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note A. Basis for Presentation and Nature of Business

Basis for Presentation

The condensed consolidated financial statements and notes as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 are unaudited and include the accounts of Empire Resorts, Inc. (“Empire”) and subsidiaries (the “Company”).

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

Nature of Business

Through Empire’s wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), we currently own and operate Monticello Casino and Raceway, a 45,000 square foot video gaming machine ("VGM") and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs, which includes 1,090 video lottery terminals ("VLTs") and 20 electronic game positions ("ETGs"). VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. The 2015-2016 New York State Budget (the "Budget") expands the statutory definition of Video Lottery Gaming which would enable MRMI to operate ETGs of the games of blackjack and 3-card poker. MRMI shall pursue adding these types of VGMs to its facility. We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.

In a letter dated December 30, 2014, the New York State Gaming Commission ("NYSGC") approved MRMI's racetrack and simulcast license renewal applications for calendar year 2015. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.

On December 17, 2014, through our wholly-owned subsidiary, Montreign Operating Company, LLC ("Montreign"), the New York State Gaming Facility Location Board (the “Siting Board”) unanimously selected the Company as the sole Catskill/Hudson Valley Region One (“Region One” or "our Area") casino applicant eligible to apply to the NYSGC for a license (a "Gaming Facility License") to operate a resort casino (the "Casino Project") to be located at the site of a four-season destination resort planned for the Town of Thompson in Sullivan County 90 miles from New York City ("Adelaar" or the "Adelaar Project"). The Adelaar Project is to be located on 1,500 acres (the "EPR Property") owned by EPT Concord II, LLC ("EPT") and EPR Concord II, LP, each a wholly-owned subsidiary of EPR Properties Trust ("EPR"). The Casino Project, to be called "Montreign Resort Casino," is part of the initial phase of Adelaar, which will also include an indoor Waterpark Lodge and adventure park, Rees Jones redesigned "Monster" Golf Course and an Entertainment Village, which will include retail, restaurants, shopping and entertainment. Together with the Casino Project, this initial phase of the Adelaar Project is referred to as the "Gaming Facility." The Company and EPR have entered into various agreements in connection with the Adelaar Project and Casino Project including the Master Development Agreement and Option Agreement as set forth below. Over the past four (4) years, the Company has expended substantial time and resources on designing the Casino Project and, in conjunction with EPR, working with local, state and federal agencies and officials to obtain the necessary permits and approvals to begin construction.

The Siting Board announced their selection of Montreign after having initiated a Request for Applications ("RFA") competitive process on March 31, 2014, as more fully discussed below. The NYSGC will award Gaming Facility Licenses upon confirmation of the applicants’ suitability and their respective ability to complete the Gaming Facility. The development of the Adelaar Project and the Casino Project is contingent upon various conditions, including obtaining all necessary governmental approvals and the Company's ability to obtain necessary financing.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations will be sufficient to meet working capital requirements, excluding expenditures on the Casino Project, for at least the next twelve months. Whether these resources are adequate to meet the Company’s liquidity needs beyond that period will depend on its growth and operating results. We will require additional capital resources to develop the Casino Project, in the event we are awarded a Gaming Facility License, for which purpose we may seek to enter into strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions. The sale of additional equity could result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to us, or may not be available in amounts or on acceptable terms.

As of June 30, 2015, we had total current assets of approximately $13.2 million and current liabilities of approximately $29.8 million. Our total assets include approximately $42.5 million of remaining net proceeds available from the January 2015 Rights Offering (as defined and discussed below) which are presented on the balance sheet as a non-current asset. The proceeds of the January 2015 Rights Offering, which were approximately $49.5 million, may be used solely to pay for the expenses relating to the pursuit of a Gaming Facility License for the Casino Project and for development purposes. Approximately $7.0 million has been disbursed during the six months ended June 30, 2015. If the Company is not awarded a Gaming Facility License, the remaining portion of the proceeds of the January 2015 Rights Offering will be used in its on-going operations, including the potential repayment of the $17.4 million Kien Huat Note.

We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $10.4 million for the six months ended June 30, 2015. Management believes the net losses for the six months ended June 30, 2015 were primarily related to the Company’s on-going expenditures with respect to the Casino Project, which expenses can not be capitalized unless and until the Company is awarded a Gaming Facility License. In particular, in the six months ended June 30, 2015 we incurred $9.4 million of development expenses for the Casino Project, of which $7.0 million was disbursed through June 30, 2015. Until such time as the Company is granted a Gaming Facility License, the on-going expenditures with respect to the Casino Project will continue to negatively impact our results of operations. Although the Company was selected to apply for a Gaming Facility License in our Area in December 2014, the NYSGC will not award such Gaming Facility Licenses until confirmation of an applicant’s suitability and ability to complete the Gaming Facility. Additionally, as discussed below, such Gaming Facility Licenses will not be awarded before September 30, 2015. There is no guarantee or assurance that the NYSGC will award a Gaming Facility License in or around that time frame, if at all.

As discussed above, the net proceeds of the January 2015 Rights Offering, which totaled $49.5 million, will be used for the expenses relating to the pursuit of the Gaming Facility License for the Casino Project and for development purposes. The Montreign proposal to build a Gaming Facility selected by the Siting Board anticipates that our minimum capital investment, without the license fee, would be approximately $452 million. However, we are proposing changes to the Casino Project (as described below), which would increase the minimum capital investment by approximately $100-$150 million. In addition, pursuant to the RFA, a holder of a Gaming Facility License must pay a minimum licensing fee within thirty (30) days after the award of a Gaming Facility License, which in our case would be $51 million. In the event the Company is awarded a Gaming Facility License, the Company currently anticipates financing the associated costs and expenses of the license award and the development of the Casino Project with a combination of debt and equity financing.

For the debt portion of the financing, Credit Suisse AG ("Credit Suisse") has committed to provide a senior secured credit facility of up to a maximum amount of $478 million, which was amended on February 24, 2015 and July 1, 2015 to provide, among others, an extension of the date of the syndication of the senior secured credit facility (as amended, the “CS Credit Facility”). The CS Credit Facility provides that Credit Suisse may change the terms of the credit facility to ensure successful syndication. In addition, the CS Credit Facility is subject to various conditions precedent, including the Company’s receipt of a Gaming Facility License and evidence of an equity investment in the Company of up to $150 million, $50 million of which has been raised in the January 2015 Rights Offering discussed below.

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

On January 3, 2014, we filed a Registration Statement on Form S-3, which was declared effective on February 12, 2014, covering the offer and sale of up to $250 million of our securities. As of August 1, 2015, we had up to $186.6 million available for future issuances under the S-3, which we may use in connection with financing the Casino Project. In addition to the debt and equity financings discussed above, any changes to the Casino Project will increase the minimum capital investment from the Company and will require us to seek additional sources of debt and equity financing. The changes the Company has proposed to the Casino Project are expected to increase the Company's minimum capital investment by approximately $100-150 million. The sale of additional equity will result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.

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

In the event the Company is granted a Gaming Facility License, and so long as the Company’s Form S-3 remains effective and the Company is not deemed an “ineligible issuer” pursuant to the Securities Act of 1933, as amended (collectively the “Conversion Conditions”), the Kien Huat Note will be converted into shares of the Company’s common stock upon the earlier of (i) the consummation of a Casino Project Rights Offering and (ii) the maturity date of March 15, 2016. In the event the Kien Huat Note is converted into common stock pursuant to the Commitment Letter, the Company and Kien Huat have agreed that the Kien Huat Note would be convertible into shares of common stock of the Company at a conversion rate of 382.202837 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $2.6164 per share. The conversion rate and conversion price are subject to further adjustment pursuant to the Loan Agreement in the event of certain dilutive issuances by the Company. In the event we are not granted a Gaming Facility License, we will be in default on the Kien Huat Note and we may refinance or attempt to extend the term of the Kien Huat Note at that time. However, there can be no assurance that the Company will be successful in refinancing the Kien Huat Note or amending its terms. If the Company is unable to refinance or amend the Kien Huat Note at that time, we may need to repay the Kien Huat Note in full pursuant to its terms from our current assets.

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
Recent Events

At the NYSGC's July 6, 2015 public meeting, the Executive Director said that the promulgation of licensing regulations is "necessary to incrementally advance facility licensing. Without [the licensing regulations] the [NYSGC] would be unable to award" any Gaming Facility Licenses. After the publication of the licensing regulations and the opportunity for the public to comment on such regulations, the earliest that the notice of adoption of the licensing regulations could be published would be September 30, 2015.

Regulation

VGM and Racing Operations

Our VGM and harness horseracing and simulcast operations are overseen by the NYSGC. The legislation that created the NYSGC provides that the Board of the NYSGC shall consist of seven (7) members. As of August 1, 2015, six (6) members have been appointed to the Board of the NYSGC. The NYSGC has the authority and responsibility to promulgate rules and regulations that affect the operations of our business. Prior to the creation of the NYSGC, our harness horseracing and simulcasting activities were overseen by the New York State Racing and Wagering Board ("RWB") and our VGM activities were overseen by the New York Lottery ("NYL"). Now, our VGM, harness horseracing and simulcast activities in the State of New York are overseen by the NYSGC, Division of Lottery and Division of Horse Racing, respectively.

In addition to receiving 41% of our VGM revenue from our operations at Monticello Casino and Raceway through March 31, 2016, the law provides for a subsidized free play allowance of 10% during the three and six months ending June 30, 2014 and 15% during the three and six months ending June 30, 2015.

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

In accordance with the Gaming Act, the Siting Board is charged with selecting applicants that are qualified to receive a Gaming Facility License and determining the location of such Gaming Facilities. On December 17, 2014, the Siting Board selected one applicant in each region, but declined to select a second applicant for any of the regions. On January 13, 2015, the Siting Board authorized a new RFA for the Finger Lakes Region, but declined to issue a new RFA for our Area and the Capital Region. One application was filed in response to the new RFA for the Finger Lakes Region. The Siting Board has not indicated

the timing of the selection of the applicant. Once the Gaming Facility Licenses are awarded by the NYSGC, there will be a seven (7) year exclusivity period for holders of Gaming Facility Licenses, commencing with the awarding of the license, during which no further Gaming Facilities will be licensed by the NYSGC. If the Legislature authorizes additional Gaming Facility Licenses within this period, licensees shall have the right to recover a pro-rata portion of the license fee paid.

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

Since our selection by the Siting Board, we are contemplating changes to the Casino Project., As of the date of this filing, we expect the proposed changes to increase the previously-projected minimum capital investment of $452 million by approximately $100-$150 million. We expect that the planned revisions will provide incremental profit and cash flow to support the additional investment.

The differences between the proposal to build the Casino Project by Montreign that was selected by the Siting Board and the proposed improvements include the following:

Selected Plan	Proposed Plan
80,000 sq. ft. casino with 61 table games	Approximately 95,200 sq. ft. casino with approximately 102 table games Additionally, there will be a poker room and private gaming areas with a lounge
391 luxury rooms designed to meet the 4-star and 4-diamond standards of Forbes® and AAA®
Approximately 333 luxury rooms including 249 rooms of approximately 600 sq. ft. each, 60 suites of approximately 900 sq. ft. each, Penthouse level with 9 suites of approximately 1,100 to 2,300 sq. ft. each with butler service available, 8 garden suites of approximately 1,200 sq. ft. each and 7 two-story villas of approximately 1,800 sq. ft. each, all of which will be designed to meet the 5-star and 5-diamond standards of Forbes® and AAA®

20,000 sq. ft. meeting and conference space in the M Centre	Approximately 27,000 sq. ft. meeting and conference space in the M Centre

The anticipated changes and amendments include several minor changes to the building’s footprint. The hotel tower would be elongated by approximately 50 feet and a new basement level would be added under the main entrance of the

Montreign Resort Casino. The overall square footage of the footprint of the building would not, however, increase. Minor modifications to the porte-cochere and loading areas would also be required. Many of the interior spaces would be redesigned. The size and number of restaurants would increase and include the addition of an upscale Asian restaurant. On-site parking would decrease by approximately 53 spaces to 3,389. Additionally, due to the increased meeting and conference space, the showroom will be removed. Such changes are subject to the approval of, among others, the NYSGC, the Town Board of the Town of Thompson (the "Town Board") and the Planning Board of the Town of Thompson (the "Planning Board") and could result in an increase in the minimum capital investment and operating expenses. In accordance with the Report and Findings of the Siting Board dated February 27, 2015, which is available on the NYSGC's website, the NYSGC must ensure that Montreign substantially fulfills the commitments and executes the development plans presented in response to the RFA and to ensure that any such changes do not increase Montreign’s debt-to-equity ratio substantially beyond the levels presented by Montreign in its response to the RFA and/or standard industry practices. Therefore, we expect the increase in the minimum capital investment for the proposed plan to be financed by additional equity and debt financing in substantially the same debt-to-equity ratio previously considered.

Pursuant to the RFA, a holder of a Gaming Facility License must pay a minimum licensing fee within thirty (30) days after the award of a Gaming Facility License. Our licensing fee will be $51 million. The duration of the initial licenses will be ten (10) years and the NYSGC will set the duration of, and fee for, renewal licenses. The NYSGC will oversee regulation of Gaming Facilities.

The tax rate on slot machines at Montreign Resort Casino will be 39% and the tax rate on table games will be 10%. The tax rate on VGM operations at Monticello Casino and Raceway will remain at the existing NYSGC commission rates and is expected to include an additional commission from NYSGC based on a rate related to the effective tax rate on all gross gaming revenue at the Gaming Facility developed by Montreign. Existing payments to the racing industry for purses and breeding will be maintained. The minimum gambling age for Montreign will be 21, and no smoking will be authorized in any indoor areas. As a condition of licensure, Montreign will be required to commence gaming operations no more than twenty-four months following the award of a Gaming Facility License by the NYSGC.

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

EPT also granted the Company the option to purchase the EPT Property, together with the other property owned by EPT at the site of the former Concord Resort, which option was exercisable any time between May 1, 2015 and June 30, 2015, at book value as of August 30, 2013 plus capitalized expenses incurred by EPT after such date through the purchase date and related to the development of the EPT Property. The Company did not exercise such option.

Pursuant to the Option Agreement, we have made cumulative life to date option payments to EPT in the amount of $6.8 million as of June 30, 2015.

During the six months ending June 30, 2015 and 2014, respectively, we have made $2.3 million and $1.5 million of cumulative non-refundable payments pertaining to the Option Agreement with EPR.

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

Regulatory Permits and Approvals

Town of Thompson

In January, 2013, the Town Board of the Town of Thompson, in which the EPT Property is located, unanimously approved certain zoning amendments necessary for the development of the Adelaar Project and the Comprehensive Development Plan for the entire project site. Moreover, in July 2013, the Planning Board granted final site plan approval for the Casino Project. On April 17, 2014, an application for a Minor Amendment to the Site Development Plan Approval for the Casino Project was made to the Planning Board. The Minor Site Plan Amendment included a minor design change, and an increase in the number of hotel rooms and additional parking for the Casino Project. By Resolution dated June 3, 2014, the Town Board determined that no further environmental review under the State Environmental Quality Review Act ("SEQRA") was required in connection with the proposed Minor Site Plan Amendment and issued a Negative Declaration of Environmental Significance. The Planning Board approved the Minor Site Plan Amendment by Resolution dated June 11, 2014. On August 13, 2014, the Planning Board adopted a resolution approving the Final Subdivision Plat for the Adelaar Project and the Casino Project parcels. On January 5, 2015, the New York State Department of Environmental Conservation issued a Freshwater Wetlands Permit, Stream Disturbance Permit and Water Quality Certification authorizing disturbances to certain state regulated wetlands and stream corridors necessary to facilitate the development. On January 6, 2015, the Town issued a local building department permit authorizing the removal of certain trees necessary to facilitate the development. On February 20, 2015, the U.S. Army Corps of Engineers issued a Wetlands Permit authorizing discharges to certain federally regulated wetlands on the EPT Property.

On June 3, 2015, the Company, as co-Applicant, submitted to the Planning Board an application for a minor amendment to the final site plan approval for the Casino Project (the “Proposed Amendment”). The Proposed Amendment will permit the proposed plan as described above. By Resolution dated July 21, 2015, the Town Board determined that no further environmental review under SEQRA was required in connection with the Proposed Amendment and issued a Negative Declaration of Environmental Significance. The Planning Board approved the Proposed Amendment by Resolution dated July 22, 2015.
County of Sullivan Industrial Development Agency

On March 19, 2013, the County of Sullivan Industrial Development Agency (“IDA”) approved a Resolution (1) taking official action authorizing the issuance of revenue bonds to enable the Company to use the industrial development revenue bonds for the financing of the Casino Project; (2) describing the forms of financial assistance being contemplated by the IDA to include: (i) an exemption from New York State (“State”) and local sales and use taxes with respect to certain items used in, or for the acquisition, construction and equipping of, the Casino Project, estimated to be $15 million (the "Tax Benefit"), (ii) the grant of one or more mortgage liens on IDA's interest in the Casino Project to secure the bonds and/or any other indebtedness incurred by or for the benefit of the Company in connection with the Casino Project, which Mortgages would be exempt from all mortgage recording taxes imposed in the State, estimated to be $1.1 million, and (iii) a partial (or full) real property tax abatement, estimated to be $126 million over sixteen (16) years; and (3) appointing the Company as IDA's agent to undertake the Casino Project. Fees for the utilization of the bonds and other financial assistance would be paid by the Company to the IDA. In September 2014, MRMI, Montreign, and the IDA entered into agreements providing certain financial benefits for the acquisition, construction and financing of the Casino Project consistent with the IDA’s Destination Resort Program policy.  The IDA authorized the execution of these agreements pursuant to a resolution adopted on September 3, 2014. Consistent with the IDA resolution, the IDA, MRMI and Montreign executed an Agent Agreement, Lease Agreement, Leaseback Agreement, PILOT Agreement, and related documents, which will become effective upon the awarding of a Gaming Facility License to Montreign.

As the Company is currently undertaking site preparation for the Casino Project in anticipation of the award of a Gaming Facility License, on May 26, 2015, the IDA took action to allow the Company to obtain the Tax Benefit with respect to its eligible Casino Project expenses immediately. In connection with this authorization, the Company paid to the IDA an administrative fee of $150,000 and was permitted to defer an escrow payment in the amount of $100,000 until a building permit for the construction of the Casino Project is issued.

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
The retail value of complimentary food, beverages and other items provided to the Company’s guests is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such food, beverage and other items as promotional allowances is included in food, beverage, racing and other expense. In addition, promotional allowances include non-subsidized free play offered to the Company’s guests based on their relative gaming worth.
The retail value amounts included in promotional allowances for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Food and beverage	$394	$409	$736	$828
Non-subsidized free play	672	978	544	1,489
Players club awards	154	91	178	137
Total retail value of promotional allowances	$1,220	$1,478	$1,458	$2,454

The estimated cost of providing complimentary food, beverages and other items for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Food and beverage	$486	$524	$1,018	$1,086
Non-subsidized free play	396	577	321	879
Players club awards	154	91	178	137
Total cost of promotional allowances	$1,036	$1,192	$1,517	$2,102
Accounts receivable
Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2015 and December 31, 2014 the Company recorded an allowance for doubtful accounts of approximately $161,000 .
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

Our total assets include approximately $42.5 million of remaining net proceeds available from the January 2015 Rights Offering (as defined and discussed in Note A above), which are presented on the balance sheet as a non-current asset. The proceeds of the January 2015 Rights Offering, which were approximately $49.5 million, may be used solely to pay for the expenses relating to the pursuit of a Gaming Facility License for the Casino Project and for development purposes. Approximately $7.0 million has been disbursed for the six months ended June 30, 2015. If the Company is not awarded a Gaming Facility License, the remaining portion of the proceeds of the January 2015 Rights Offering will be used in its on-going operations.

For the six months ended June 30, 2015, total Casino Project development costs incurred were approximately $9.4 million and consisted of $5.6 million in architectural, engineering fees and construction manager costs, $2.3 million of non-refundable payments pertaining to the Option Agreement with EPR, and $1.5 million in legal, consultants and other professional services.

For the six months ending June 30, 2014, total Project and Casino Project development costs expensed were approximately $7.8 million and consisted of $2.8 million in legal, construction manager costs, consultants and other professional services, $1.6 million in architectural fees, $1.5 million of non-refundable payments pertaining to the Option Agreement with EPR, $1.0 million payment for an application fee, and $900,000 payment to Kien Huat for a commitment fee pursuant to the Commitment letter.
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
The following table shows the approximate number of common stock equivalents outstanding at June 30, 2015 and 2014 that could potentially dilute basic loss per share in the future, but were not included in the calculation of diluted loss per share for the three and six months ended June 30, 2015 and 2014, because their inclusion would have been anti-dilutive.

	Outstanding at June 30,
	2015	2014
Options	725,000	1,013,000
Warrants	667,000	1,083,000
Option Matching Rights	871,000	940,000
Restricted stock	632,000	111,000
Shares to be issued upon conversion of long-term loan, related party	6,575,000	6,575,000
Total	9,470,000	9,722,000
Fair value
The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by FASB, for its financial assets and liabilities that had not been previously carried at fair value. The Company’s financial instruments are comprised of current assets, current liabilities and a long-term loan. Current assets and current liabilities approximate fair value due to their short-term nature. As of June 30, 2015 and December 31, 2014, the Company’s management was unable to estimate reasonably the fair value of the short-term loan due to the inability to obtain quotes for similar credit facilities.
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

In May 2014, the FASB issued new revenue recognition guidance, which will supersede nearly all existing revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the new guidance implements a five-step process for customer contract revenue recognition. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is prohibited. On July 9, 2015, the FASB reaffirmed the guidance in its April 29, 2015 proposed ASU that defers the effective date of the new revenue recognition standard by one year and allows early adoption as of the original effective date. Entities can transition to the new guidance either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is assessing the impact that the new revenue recognition guidance will have on the consolidated financial statements.

In June 2015, the FASB issued a proposed ASU on share-based payments as part of its simplification initiative. The proposed ASU simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, minimum statutory withholding requirements, classification in the statement of cash flows, and classification of awards with repurchase features. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements.

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

Our total assets include approximately $42.5 million of remaining net proceeds available from the January 2015 Rights Offering (as defined and discussed in Note A above) which are presented on the balance sheet as a non-current asset. The proceeds of the January 2015 Rights Offering, which were approximately $49.5 million, may be used solely to pay for the expenses relating to the pursuit of a Gaming Facility License for the Casino Project and for development purposes. Approximately $7.0 million has been disbursed during the six months ended June 30, 2015. If the Company is not awarded a Gaming Facility License, the remaining portion of the proceeds of the January 2015 Rights Offering will be used in its on-going operations, including the potential repayment of the $17.4 million Kien Huat Note.

For the six months ended June 30, 2015, total Casino Project development costs incurred were approximately $9.4 million and consisted of $1.5 million in legal, consultants and other professional services, $2.3 million of non-refundable payments pertaining to the Option Agreement with EPR, and $5.6 million in architectural, engineering fees and construction manager costs.

For the six months ending June 30, 2014, total Casino Project development costs expensed were approximately $7.8 million and consisted of $1.6 million in architectural fees, $1.0 million payment for an application fee, $2.8 million in legal, construction manager costs, consultants and other professional services, $900,000 payment to Kien Huat for a commitment fee pursuant to the Commitment letter, and $1.5 million of non-refundable payments pertaining to the Option Agreement with EPR.

Note D. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities, as presented on the balance sheet are comprised of the following at June 30, 2015 and December 31, 2014:

	(in thousands)
	June 30, 2015	December 31, 2014
Liability for horseracing purses	$1,222	$1,568
Accrued payroll	1,218	1,424
Series E payable	1,500	1,241
Accrued redeemable points	203	187
Liability to NYSGC	496	436
Liability for local progressive jackpot	788	776
Accrued professional fees	3,326	1,000
Federal tax withholding payable	154	114
Accrued other	1,020	1,352
Total accrued expenses and other current liabilities	$9,927	$8,098
Note E. Short-Term Loan, Related Party

As set forth in Note A, on March 3, 2015, the Company and Kien Huat entered into the Third Amendment to the Loan Agreement. Pursuant to the Third Amendment, the maturity date of the Loan was extended from March 15, 2015 to March 15, 2016. Therefore, the Loan has been classified as a short-term obligation on the balance sheet as of March 31, 2015, pursuant to its stated maturity date. In consideration of the extension of the maturity date of the Loan, the Company agreed to pay Kien Huat a one-time fee of $25,000 and to pay the out-of-pocket legal fees and expenses incurred by Kien Huat in an amount not to exceed $20,000. Except for these amendments, the Loan Agreement remains unchanged and in full force and effect.

Subject to and upon compliance with the provisions of the Loan Agreement, Kien Huat has the right to convert all or any portion of the principal sum evidenced by the $17.4 million convertible promissory note ("Kien Huat Note") issued to Kien Huat such that the unconverted portion is $1,000 or a multiple of $1.00 in excess thereof into fully paid and non-assessable shares of the Company’s common stock at a conversion rate of initially 377 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $2.65 per share, subject to adjustment in accordance with the Loan Agreement. If, as of any date during the term (the “Measuring Date”), the average of the last reported bid prices of Empire’s common stock for the 20 days consecutive trading days as defined in the Loan Agreement, ending on the trading day prior to the Measuring Date exceeds 200% of the conversion price in effect on the Measuring Date, then the Company is entitled to elect that Kien Huat convert all of the principal sum evidenced by the Kien Huat Note into shares of its common stock in accordance with the terms and provisions of the Loan Agreement.

If Empire does not elect to force conversion of the Kien Huat Note and there have been no events of default as defined in the Loan Agreement, the Company may voluntarily prepay the Loan in whole or in part, with all interest accrued through the applicable period, absent notice from Kien Huat of its election to convert the Kien Huat Note.

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

In the event the Conversion Conditions are not met, we will need to renegotiate the terms of the Kien Huat Note prior to its maturity date of March 15, 2016. Moreover, in the event the Company is not granted a Gaming Facility License, we will be in default on the Kien Huat Note.  However, there can be no assurance that the Company will be successful in renegotiating the Kien Huat Note to extend its maturity and potentially revising other terms.  If the Company is unable to amend the Kien Huat Note prior to its maturity or if we are in default as a result of not obtaining a Gaming Facility License, it could have a material adverse effect on the Company.
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

The Company recognized approximately $657,000 and $653,000 in interest expense associated with the Loan during each of the six months ended June 30, 2015 and 2014.

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

In March 2015 we received notification from the IRS that the interest and penalties on the Taxes Payable for 2011-2013 is approximately $154,000. We have filed an appeal of the penalties for 2011- 2013. At the conclusion of the appeal any amounts due will be remitted to the IRS upon the IRS's request.
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

In consideration for the mutual release of all claims, the Company shall redeem, purchase and acquire the Preferred Stock from the Bryanston Parties in accordance with the following timeline and payment schedule and based upon the closing by the Company of third party financing in an aggregate amount sufficient to enable the Company to complete the construction of its Casino Project (the “Concord Event”).

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

If the Concord Event had occurred after December 31, 2014 and on or before June 30, 2015, all Preferred Stock held by Bryanston would have been redeemed for an amount equal to the Liquidation Value and Accrued Dividends as of the date of the Concord Event from funds legally available to the Company to effect such payment.

Because the Concord Event did not occur by June 30, 2015, 150,000 shares of Bryanston's Preferred Stock shall be redeemed on June 30, 2016 for $1.5 million. An additional 150,000 shares of Preferred Stock shall be redeemed for $1.5 million on each June 30 for the following three years from funds legally available to the Company to effect such payment. The balance of the Preferred Stock shall be redeemed in an amount equal to the Liquidation Value and Accrued Dividends on June 30, 2020 from funds legally available to the Company to effect such payment.

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

As a result of the Settlement Agreement on June 30, 2013, and pursuant to ASC 480, the Series E Preferred Stock became contractually redeemable subject to the terms and conditions of the Settlement Agreement and has been classified as a liability on the accompanying balance sheet. The amount of the liability recorded on the balance sheet is the amount at which it would be settled if the redemption occurred as of the balance sheet date. The difference between the redemption amount and the amount recorded in the balance sheet as of the date of the Settlement Agreement was reflected as a deemed dividend on that date. Changes in the redemption value of the liability subsequent to the date of the Settlement Agreement are recorded as interest expense. At June 30, 2015, the liability has been reflected in the amount of $29.9 million in the accompanying consolidated balance sheet. Interest expense associated with the change in the redemption amount of the liability was approximately $310,000 and $2.6 million for the three months ended June 30, 2015 and 2014, respectively, and $620,000 and $5.2 million for the six months ended June 30, 2015 and 2014, respectively.

Note G. Stockholders’ Equity

Stock-based compensation expense was approximately $119,000 and $136,000 for the three months ended June 30, 2015 and 2014, respectively and approximately $270,000 and $284,000 for the six months ending June 30, 2015 and 2014, respectively. As of June 30, 2015, there was approximately $347,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under Empire’s plans. That cost is expected to be recognized over the remaining vesting period. This expected cost does not include the impact of any future stock-based compensation awards, including the award of shares of restricted stock granted and discussed below.

On May 5, 2015, a total of 525,000shares of restricted stock were granted to the Chairman of the Board of the Company (the "Chairman") and the Company's four (4) executive officers which restricted stock shall vest as to one half upon the date when the NYSGC authorizes the opening of the Montreign Resort Casino to the public (the "Casino Date") and as to one half on the six month anniversary of the Casino Date. The grants provide for immediate vesting upon a change in control (as defined in the grant). Further, the grant to the Chairman provides for immediate vesting in the event (i) the Chairman is removed from the Company's Board of Directors (the "Board") other than for cause; or (ii)if the Chairman is not re-nominated to stand for election to the Board. The stock based compensation expense for the shares will be approximately $2.7 million and we will recognize stock based compensation expenses if and when the Company is awarded a Gaming Facility License.

During the quarter ending June 30, 2015, the Company issued an aggregate of 416,668 shares of common stock at $6.00 per share from the exercise of warrants from a warrant holder. The Company received proceeds of $2.5 million from the exercise of these warrants. As of June 30, 2015, the Company has outstanding warrants to purchase 666,667 shares of Empire's common stock at $6 per share with an expiration date of May 10, 2020.
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

Note H. Concentration
As of December 31, 2014, the Company had one debtor, Hawthorn OTB, which represented 14.5% of the total net outstanding racing related accounts receivable.

Note I. Commitments and Contingencies
Legal Proceedings
Monticello Raceway Management, Inc. v. Concord Associates L.P.
On January 25, 2011, Empire’s subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who was a significant stockholder. The lawsuit seeks amounts that MRMI believes is owed to it under an agreement between Concord, MRMI and the MHHA (the “2008 MHHA Agreement”). Pursuant to the 2008 MHHA Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord hotel and former Concord resort or July 31, 2011, MRMI was to continue to pay to the MHHA 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, MRMI believes Concord owed it approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to MRMI. In its Decision and Order, dated January 15, 2014, the Sullivan County Supreme Court awarded damages to MRMI in the approximate amount of $308,000 plus interest and costs. On February 4, 2014, Concord filed a Notice of Appeal with the Appellate Division of the New York Supreme Court, Third Department ("Third Department"). The oral argument on the appeal was heard by the Third Department on April 28, 2015 and the Third Department determined that the damages to MRMI should be reduced to $122,562. On July 8, 2015, we filed a Notice of Motion for Re-Argument and Leave to Appeal ("Notice of Motion") regarding the decision of the Third Department and Concord has filed its Opposition to our Notice of Motion. MRMI will continue to aggressively pursue its claims in this lawsuit.
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

Note J. Related Party Transactions

On December 9, 2013, the Company executed a letter agreement (the "Moelis Letter Agreement") pursuant to which it engaged Moelis & Company LLC ("Moelis") to act as its financial advisor in connection with the Adelaar Project and the Casino Project. On May 20, 2015, the Moelis Letter Agreement was amended to, among others, extend the term of such agreement through June 9, 2016 and to include a non-refundable Interim Fee of $400,000, which was expensed upon execution, and which is creditable against future fees. In the event a financing is consummated, the Moelis Letter Agreement contemplates additional transaction-based fees would be earned by Moelis if and when such fees are earned.
During 2014, we expensed Moelis approximately $44,000 for professional services and travel.
Gregg Polle, a director of the Company, is a Managing Director of Moelis. Mr. Polle refrained from participating in the discussion of the Moelis Letter Agreement, the amendment and the determination of whether to enter into such agreement.

Note K. Subsequent Events
Series E Preferred Stock
On July 14, 2015, the Company redeemed 26,667 shares of its Series E Preferred Stock, held by beneficial owners other than the Bryanston Group, for approximately $533,000 .

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

Through its wholly-owned subsidiary, Monticello Raceway Management, Inc. (“MRMI”), the Company currently owns and operates Monticello Casino and Raceway, a 45,000 square foot video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs which includes 1,090 video lottery terminals ("VLTs") and 20 electronic table game positions (“ETGs”). VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. The 2015-2016 New York State Budget (the "Budget") expands the statutory definition of Video Lottery Gaming, which would enable MRMI to operate ETGs of the games of blackjack and 3-card poker. MRMI shall pursue adding these types of VGMs to its facility. The Company also generates racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of MRMI's races to offsite pari-mutuel wagering facilities.

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
Recent Events

At the NYSGC's July 6, 2015 public meeting, the Executive Director said that the promulgation of licensing regulations is "necessary to incrementally advance facility licensing. Without [the licensing regulations] the [NYSGC] would be unable to award" any Gaming Facility Licenses. After the publication of the licensing regulations and the opportunity for the public to comment on such regulations, the earliest that the notice of adoption of the licensing regulations could be published would be September 30, 2015.
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
VGM Operations
We currently operate a 45,000 square foot VGM facility known as Monticello Casino and Raceway. Revenues derived from our VGM operations consist of VGM revenues and related food and beverage revenues. The VGMs are owned by the State of New York. By statute, from April 1, 2008 until March 31, 2016, 41% of gross VGM revenue is distributed to us. Gaming revenue is the net difference between gaming wagers and payouts for prizes from VGMs, non-subsidized free play and accruals related to the anticipated payout of progressive jackpots. Progressive jackpots contain base jackpots that increase at a progressive rate based on the credits played and are charged to revenue as the amount of the jackpots increase. The statute provides a marketing allowance for racetracks operating video lottery programs of 10% on the first $100 million of net revenues generated and 8% thereafter. The law also provides for subsidized free play allowances of gross VGM revenue of 10% during the three and six months ended June 30, 2014 and 15% during the three and six months ended June 30, 2015. This permits us to be more competitive with casinos in Pennsylvania, which have access to unlimited non-taxable free play. Video lottery gaming operations shall only be permitted for no more than twenty consecutive hours per day and on no day shall such operation be conducted past 6:00 a.m.
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

Since our selection by the Siting Board, we are contemplating changes to the Casino Project which, as of the date of this filing, we expect to increase the previously-projected minimum capital investment of $452 million by approximately $100-$150 million. We expect that the planned revisions will provide incremental profit and cash flow to support the additional investment.

The differences between the proposal to build the Casino Project by Montreign that was selected by the Siting Board and the proposed improvements include the following:

Selected Plan	Proposed Plan
80,000 sq. ft. casino with 61 table games	Approximately 95,200 sq. ft. casino with approximately 102 table games Additionally, there will be a poker room and private gaming areas with a lounge
391 luxury rooms designed to meet the 4-star and 4-diamond standards of Forbes® and AAA®
Approximately 333 luxury rooms including 249 rooms of approximately 600 sq. ft. each, 60 suites of approximately 900 sq. ft. each, Penthouse level with 9 suites of approximately 1,100 to 2,300 sq. ft. each with butler service available, 8 garden suites of approximately 1,200 sq. ft. each and 7 two-story villas of approximately 1,800 sq. ft. each, all of which will be designed to meet the 5-star and 5-diamond standards of Forbes® and AAA®

20,000 sq. ft. meeting and conference space in the M Centre	Approximately 27,000 sq. ft. meeting and conference space in the M Centre

The anticipated changes and amendments include several minor changes to the building’s footprint. The hotel tower would be elongated by approximately 50 feet and a new basement level would be added under the main entrance of the Montreign Resort Casino. The overall square footage of the footprint of the building would not, however, increase. Minor modifications to the porte-cochere and loading areas would also be required. Many of the interior spaces would be redesigned. The size and number of restaurants would increase and include the addition of an upscale Asian restaurant. On-site parking would decrease by approximately 53 spaces to 3,389. Additionally, due to the increased meeting and conference space, the showroom will be removed. Such changes are subject to the approval of, among others, the NYSGC. the Town of Thompson Town Board (the "Town Board") and the Planning Board of the Town of Thompson (the "Planning Board") and could result in an increase in the minimum capital investment and operating expenses. In accordance with the Report and Findings of the Siting Board dated February 27, 2015, which is available on the NYSGC's website, the NYSGC must ensure that Montreign substantially fulfills the commitments and executes the development plans presented in response to the RFA and to ensure that any such changes do not increase Montreign’s debt-to-equity ratio substantially beyond the levels presented by Montreign in its response to the RFA and/or standard industry practices. Therefore, we expect the increase in the minimum capital investment for the proposed plan to be financed by additional equity and debt financing in substantially the same debt-to-equity ratio previously considered.
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

EPT also granted the Company the option to purchase the EPT Property, together with the other property owned by EPT at the site of the former Concord Resort, which option was exercisable any time between May 1, 2015 and June 30, 2015, at book value as of August 30, 2013 plus capitalized expenses incurred by EPT after such date through the purchase date and related to the development of the EPT Property.

Pursuant to the Option Agreement, we have made cumulative life to date option payments to EPT in the amount of $6.8 million as of June 30, 2015.

During the six months ended 2015 and 2014, respectively, we have made $2.3 million and $1.5 million of cumulative non-refundable payments pertaining to the Option Agreement with EPR.

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

Regulatory Permits and Approvals

Town of Thompson

In January 2013, the Town Board of the Town of Thompson, in which the EPT Property is located, unanimously approved certain zoning amendments necessary for the development of the Adelaar Project and the Comprehensive Development Plan for the entire project site. Moreover, in July 2013, the Planning Board granted final site plan approval for the Casino Project. On April 17, 2014, an application for a Minor Amendment to the Site Development Plan Approval for the Casino Project was made to the Planning Board. The Minor Site Plan Amendment included a minor design change, and an increase in the number of hotel rooms and additional parking for the Casino Project. By Resolution dated June 3, 2014, the Town Board determined that no further environmental review under the State Environmental Quality Review Act ("SEQRA") was required in connection with the proposed Minor Site Plan Amendment and issued a Negative Declaration of Environmental Significance. The Planning Board approved the Minor Site Plan Amendment by Resolution dated June 11, 2014. On August 13, 2014, the Planning Board adopted a resolution approving the Final Subdivision Plat for the Adelaar Project and the Casino Project parcels. On January 5, 2015, the New York State Department of Environmental Conservation issued a Freshwater Wetlands Permit, Stream Disturbance Permit and Water Quality Certification authorizing disturbances to certain state regulated wetlands and stream corridors necessary to facilitate the development. On January 6, 2015, the Town issued a local building department permit authorizing the removal of certain trees necessary to facilitate the development. On February 20, 2015, the U.S. Army Corps of Engineers issued a Wetlands Permit authorizing discharges to certain federally regulated wetlands on the EPT Property.

On June 3, 2015, the Company, as co-Applicant, submitted to the Planning Board an application for a Minor Amendment to the Final Site Plan Approval for the Casino Project (the “Proposed Amendment”). The Proposed Amendment will permit the proposed plan as described above. By Resolution dated July 21, 2015, the Town Board determined that no further environmental review under SEQRA was required in connection with the Proposed Amendment and issued a Negative Declaration of Environmental Significance. The Planning Board approved the Proposed Amendment by Resolution dated July 22, 2015.
County of Sullivan Industrial Development Agency

On March 19, 2013, the County of Sullivan Industrial Development Agency (“IDA”) approved a Resolution (1) taking official action authorizing the issuance of revenue bonds to enable the Company to use the industrial development revenue bonds for the financing of the Casino Project; (2) describing the forms of financial assistance being contemplated by the IDA to include: (i) an exemption from New York State (“State”) and local sales and use taxes with respect to certain items used in, or for the acquisition, construction and equipping of, the Casino Project, estimated to be $15 million (the "Tax Benefit"), (ii) the grant of one or more mortgage liens on IDA's interest in the Casino Project to secure the bonds and/or any other indebtedness incurred by or for the benefit of the Company in connection with the Casino Project, which Mortgages would be exempt from all mortgage recording taxes imposed in the State, estimated to be $1.1 million, and (iii) a partial (or full) real property tax abatement, estimated to be $126 million over sixteen (16) years; and (3) appointing the Company as IDA's agent to undertake the Casino Project. Fees for the utilization of the bonds and other financial assistance would be paid by the Company to the IDA. In September 2014, MRMI, Montreign, and the IDA entered into agreements providing certain financial benefits for the acquisition, construction and financing of the Casino Project consistent with the IDA’s Destination Resort Program policy. The IDA authorized the execution of these agreements pursuant to a resolution adopted on September 3, 2014. Consistent with the IDA resolution, the IDA, MRMI and Montreign executed an Agent Agreement, Lease Agreement, Leaseback Agreement,

PILOT Agreement, and related documents, which will become effective upon the awarding of a Gaming Facility License to Montreign.

As the Company is currently undertaking site preparation for the Casino Project in order to commence gaming operations in no more than 24-months following the award of a Gaming Facility License, on May 26, 2015, the IDA took action to allow the Company to obtain the Tax Benefit with respect to its eligible Casino Project expenses immediately. In connection with this authorization, the Company paid to the IDA an administrative fee of $150,000 and was permitted to defer an escrow payment in the amount of $100,000 until a building permit for the construction of the Casino Project is issued.

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

Our total assets include approximately $42.5 million of remaining net proceeds available from the January 2015 Rights Offering (as defined and discussed below in Liquidity and Capital Resources) which are presented on the balance sheet as a non-current asset. The proceeds of the January 2015 Rights Offering, which were approximately $49.5 million, may be used solely to pay for the expenses relating to the pursuit of a Gaming Facility License for the Casino Project and for development purposes. Approximately $7.0 million has been disbursed during the six months ended June 30, 2015. If the Company is not awarded a Gaming Facility License, the remaining portion of the proceeds of the January 2015 Rights Offering will be used in its on-going operations, including the potential repayment of the $17.4 million Kien Huat Note.

For the six months ended June 30, 2015, total Casino Project development costs incurred were approximately $9.4 million and consisted of $5.6 million in architectural, engineering fees and construction manager costs, $2.3 million of non-refundable payments pertaining to the Option Agreement with EPR, and $1.5 million in legal, consultants and other professional services.

For the six months ending June 30, 2014, total Project and Casino Project development costs expensed were approximately $7.8 million and consisted of $2.8 million in legal, construction manager costs, consultants and other professional services, $1.6 million in architectural fees, $1.5 million of non-refundable payments pertaining to the Option Agreement with EPR, $1.0 million payment for an application fee, and $900,000 payment to Kien Huat for a commitment fee pursuant to the Commitment letter.
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
In accordance with the Gaming Act, the Siting Board is charged with selecting applicants that are qualified to receive a Gaming Facility License and determining the location of such Gaming Facilities. On December 17, 2014, the Siting Board selected one applicant in each region, but declined to select a second applicant for any of the regions. On January 13, 2015, the Siting Board authorized a new RFA for the Finger Lakes Region, but declined to issue a new RFA for our Area and the Capital Region. One application was filed in response to the new RFA for the Finger Lakes Region. The Siting Board has not indicated the timing of the selection of the applicant. Once the Gaming Facility Licenses are awarded by the NYSGC, there will be a seven (7) year exclusivity period for holders of Gaming Facility Licenses, commencing with the awarding of the license, during which no further Gaming Facilities will be licensed by the NYSGC. If the Legislature authorizes additional Gaming Facility Licenses within this period, licensees shall have the right to recover a pro-rata portion of the license fee paid.
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

Since our selection by the Siting Board, we are contemplating changes to the Casino Project which, as of the date of this filing, we expect to increase the previously-projected minimum capital investment of $452 million by approximately $100-$150 million. We expect that the planned revisions will provide incremental profit and cash flow to support the additional investment. Such changes are subject to the approval of, among others, the NYSGC and the Planning Board of the Town of Thompson and could result in an increase in the operating expenses. In accordance with the Report and Findings of the Siting Board dated February 27, 2015, which is available on the NYSGC's website, the NYSGC must ensure that Montreign substantially fulfills the commitments and executes the development plans presented in response to the RFA and to ensure that any such changes do not increase Montreign’s debt-to-equity ratio substantially beyond the levels presented by Montreign in its response to the RFA and/or standard industry practices.

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

The tax rate on slot machines at Montreign Resort Casino will be 39% and the tax rate on table games will be 10%. The tax rate on VGM operations at Monticello Casino and Raceway will remain at the existing NYSGC commission rate and is expected to include an additional commission from NYSGC based on a rate related to the effective tax rate on all gross gaming revenue at the Gaming Facility developed by Montreign. Existing payments to the racing industry for purses and breeding will be maintained. The minimum gambling age for Montreign will be 21, and no smoking will be authorized. As a condition of licensure, Montreign will be required to commence gaming operations no more than twenty-four months following the award of a Gaming Facility License by the NYSGC.
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

Racing Competition

Generally, Monticello Casino and Raceway does not compete directly with other harness racing tracks in New York State for live racing patrons. However, Monticello Casino and Raceway does face intense competition for off-track and other legalized wagering at numerous gaming sites within the State of New York and the surrounding region. The inability to compete with larger purses for the races at Monticello Casino and Raceway, the limitation on our ability to fill race cards in light of the declining foal crop in North America, the expansion of legalized wagering in surrounding states and the limitation on other forms of legalized wagering that Monticello Casino and Raceway may offer have been significant limitations on our ability to compete for off-track and other legalized wagering revenues.

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
Pennsylvania
To a lesser extent, Monticello Casino and Raceway faces competition from two (2) casinos that are in Pennsylvania. Pennsylvania casinos may operate table games and slot machines, have the ability to grant credit to guests of the casino and have access to unlimited non-taxable free play. Pennsylvania legalized the operation of up to 61,000 slot machines at fourteen (14) locations throughout the state. As of July 1, 2015, there were twelve (12) casinos in operation within Pennsylvania, with six (6) located at racetracks. One such racetrack facility is the Mohegan Sun at Pocono Downs, which has approximately 2,300 slot machines and 97 table games, including 18 poker tables, and a hotel and spa. The Mohegan Sun at Pocono Downs in Wilkes-Barre, Pennsylvania, is approximately seventy (70) miles southwest of Monticello. In addition, the Mount Airy Casino Resort has approximately 1,874 slot machines and 80 table games, including 9 poker tables, a hotel, spa and a golf course. The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately sixty (60) miles southwest of Monticello.

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

New Jersey

From time to time, New Jersey has reviewed options to place slot machines in various locations outside of Atlantic City, New Jersey. Currently no slot machines or legalized full-scale casino gambling is permitted outside of Atlantic City. While news reports indicate that the Senate President and Assembly Speaker support a referendum to amend the New Jersey State Constitution to permit casinos in northern New Jersey, such referendum will not be placed on the ballot in November 2015. Depending on the size, location and scope and gaming tax rate, if casinos are built in northern New Jersey, they may adversely impact our current operations and the prospects for the Casino Project.
In November 2011, the voters in New Jersey approved a constitutional amendment permitting the Legislature to authorize by law wagering at casinos in Atlantic City and at current or former racetracks, on the results of professional, certain college, and amateur sport and athletic events. There is legislation that would allow the state Casino Control Commission to issue licenses to casinos and racetracks to accept bets on some professional and collegiate events. However, the prohibition on racetracks and casinos to offer sports wagering was upheld by the Third Circuit Court of Appeals ("Third Circuit") in September 2013 due to the existing federal ban on such wagering and on June 23, 2014, the U.S. Supreme Court denied the writ of certiorari to review the determination of the Third Circuit regarding the federal lawsuit between certain sports leagues and the State of New Jersey. On October 17, 2014, the Governor signed legislation to partially repeal state prohibitions against sports wagering to the extent that they would apply such wagering at racetracks and casinos in New Jersey, based in part on the Third Circuit's statement that “it is left up to each state to decide how much of a law enforcement priority it wants to make of sports gambling, or what the exact contours of the prohibition will be.” Additionally, on September 8, 2014, the New Jersey Attorney General issued a formal opinion and law enforcement directive that sports pools operated by casinos and racetracks are exempt from criminal liability. On or about October 24, 2014 a federal district court judge in New Jersey issued a temporary restraining order prohibiting racetracks and casinos from accepting such sports wagers. Oral argument regarding New Jersey sports wagering before the Third Circuit was held on March 17, 2015.
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
For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change to these estimates for the three and six months ended June 30, 2015.

Results of Operations - Three months ended June 30, 2015 Compared to 2014
The results of operations for the three months ended June 30, 2015 and 2014 (unaudited) are summarized below (dollars in thousands):

	6/30/2015	6/30/2014	Variance $	Variance %
	(dollars in thousands)
Revenues:
Gaming	$16,141	$15,741	$400	3%
Food, beverage, racing and other	2,931	1,956	975	50%
Gross revenues	19,072	17,697	1,375	8%
Less: Promotional allowances	(1,220)	(1,478)	258	17%
Net revenues	17,852	16,219	1,633	10%
Costs and expenses:
Gaming	11,705	11,726	21	—%
Food, beverage, racing and other	2,634	2,185	(449)	(21)%
Selling, general and administrative	3,046	2,911	(135)	(5)%
Development expenses	7,007	6,270	(737)	(12)%
Stock-based compensation	119	136	17	13%
Depreciation	341	335	(6)	(2)%
Total costs and expenses	24,852	23,563	(1,289)	(5)%
Loss from operations	(7,000)	(7,344)	344	5%
Amortization of deferred financing costs	(6)	(22)	16	73%
Interest expense	(644)	(2,933)	2,289	78%
Net loss	$(7,650)	$(10,299)	$2,649	26%

Gaming revenue
Gaming revenue increased by $400,000 or 3% for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Handle increased by approximately $13.7 million or 6.2% for the same period and the average daily win per unit increased from $155.83 for the three months ended June 30, 2014 to $159.80 for the three months ended June 30, 2015. VGM hold percentage decreased to 6.9% for the three months ended June 30, 2015 versus 7.1% for the three months ended June 30, 2014. The increase to gaming revenue is largely attributable to the increase in handle, offset by the slight reduction in hold percentage for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Additionally, on July 22, 2014, the Governor signed legislation to amend the New York tax law to increase the subsidized free play allowance from 10% to 15% of gross gaming revenue. This legislative change resulted in a decrease in gaming revenue due to a reduction in our use of non-subsidized free play (free play subject to NYSGC and other commissions), which resulted in a favorable reduction of expenses subject to NYSGC and other commissions. Non-subsidized free play is the free play that is not included in the subsidized free play program and is included in the calculation of gaming revenue and promotional allowances. The increase in subsidized free play resulted in a reduction of gaming revenue and promotional allowances of approximately $306,000 for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Food, beverage, racing and other revenue

Food, beverage, racing and other revenue increased by $975,000 or 50%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Racing revenue increased by $930,000 for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, largely due to the inability to simulcast races to and from facilities outside of New York State from February 1, 2014 through July 20, 2014, because we did not have a horsemen's agreement. A new horsemen's agreement was executed on November 3, 2014.

Food and beverage revenue increased by $33,000 for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase is due to higher food court revenue, Terrace revenue and Lava Lounge revenue offset by reduced Buffet revenue.

Other revenue increased by approximately $12,000 largely due to higher ATM revenue.

Promotional allowances

Promotional allowances decreased by $258,000 or 17%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to an increase in subsidized free play. We are currently permitted a subsidized free play allowance of 15% for the six months ended June 30, 2015 as compared to 10% for the six months ended June 30, 2014 based upon legislative changes on July 22, 2014, discussed above in gaming revenue. This legislative change resulted in a decrease in gaming revenue due to a reduction in our use of non-subsidized free play (free play subject to NYSGC and other commissions), which resulted in a favorable reduction of expenses subject to NYSGC and other commissions. Non-subsidized free play is the free play that is not included in the subsidized free play program and is included in the calculation of gaming revenue and promotional allowances. The increase in subsidized free play resulted in a reduction of gaming revenue and promotional allowances of approximately $306,000 for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. In addtion, food and beverage complimentaries decreased by $32,000. These decreases were offset by a increase in player club awards of $80,000.

Gaming costs

Gaming costs decreased by $21,000, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. NYSGC and other commissions increased $70,000, resulting from higher gaming revenue. Other gaming expenses increased by $52,000 due to higher utilities. Gaming wages and related benefits decreased by $143,000 due to reduced salaries and wages, as compared to the same period in the prior year.

Food, beverage, racing and other costs

Food, beverage, racing and other costs increased approximately $449,000 or 21% for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Racing and related expenses increased by $456,000 primarily due to higher purse expenses attributed to 2014 reduced racing revenue and the inability to simulcast races to and from facilities outside of New York State because we did not have a horsemen's agreement from February 1, 2014 through July 20, 2014. Additionally, food and beverage expenses decreased $7,000.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $135,000 or 5% for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Other expenses increased $127,000 due to higher real estate taxes, insurance, and payroll and related benefits costs. Legal and consulting costs decreased $12,000 due to reduced expenses pertaining to anti-trust litigation and external auditing fees, and marketing expenses increased by $20,000 relating to higher promotional prizes, gifts and direct mail expenses.

Development expenses

Development expenses increased $737,000 or 12% for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Architectural, engineering fees and construction manager costs increased $3.8 million. Non-refundable payments pertaining to the Option Agreement with EPR increased $350,000 for the same period. These increases were off set by a $1.5 million decrease in legal, construction manager costs, consultants and other professional services for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. In addition for the three months ended June 30, 2014 expenses were incurred for a $1.0 million payment for an application fee and $900,000 payment to Kien Huat for a commitment fee.

Interest expense

Interest expense decreased $2.3 million or 78%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Increases in the redemption value of our mandatorily redeemable Series E preferred stock are recorded as a non-cash charge to interest expense. The amount of interest expense recorded was approximately $310,000 and

$2.6 million for the three months ended June 30, 2015 and 2014, respectively, to record the liability at its contractually stated redemption value at the end of the each reporting period pursuant to the terms of the Settlement Agreement.

Results of Operations - Six months ended June 30, 2015 Compared to 2014
The results of operations for the six months ended June 30, 2015 and 2014 (unaudited) are summarized below (dollars in thousands):

	6/30/2015	6/30/2014	Variance	Percentage Variance
	(dollars in thousands)
Revenues:
Gaming	$28,346	$29,203	$(857)	(3)%
Food, beverage, racing and other	5,489	4,077	1,412	35%
Gross revenues	33,835	33,280	555	2%
Less: Promotional allowances	(1,458)	(2,454)	996	41%
Net revenues	32,377	30,826	1,551	5%
Costs and expenses:
Gaming	21,275	21,710	435	2%
Food, beverage, racing and other	5,200	4,482	(718)	(16)%
Selling, general and administrative	5,887	5,461	(426)	(8)%
Development expenses	9,430	7,841	(1,589)	(20)%
Stock-based compensation	270	284	14	5%
Depreciation	674	676	2	—%
Total costs and expenses	42,736	40,454	(2,282)	(6)%
Loss from operations	(10,359)	(9,628)	(731)	(8)%
Amortization of deferred financing costs	(15)	(45)	30	67%
Interest expense	(1,323)	(5,975)	4,652	78%
Net loss	(11,697)	(15,648)	3,951	25%

Gaming revenue
Gaming revenue decreased by $857,000 or 3% for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. Handle increased by approximately $7.8 million or 1.9% for the same period and the average daily win per unit decreased from $145.36 for the six months ended June 30, 2014 to $141.09 for the six months ended June 30, 2015. VGM hold percentage decreased to 6.7% for the six months ended June 30, 2015 versus 7.0% for the six months ended June 30, 2014. The decreased hold percentage represents approximately $1.7 million of the decrease in gaming revenue.
Severe weather during the first quarter of 2015 and 2014 significantly impacted gaming revenues, however, the impact of severe weather in 2015 was greater than 2014, by approximately $200,000. Severe weather includes snow, ice and extreme temperatures which adversely affected customer trips and time on device. Additionally, on July 22, 2014, the Governor signed legislation to amend the New York tax law to increase the subsidized free play allowance from 10% to 15% of gross gaming revenue. This legislative change resulted in a decrease in gaming revenue due to a reduction in our use of non-subsidized free play (free play subject to NYSGC and other commissions), which resulted in a favorable reduction of expenses subject to NYSGC and other commissions. Non-subsidized free play is the free play that is not included in the subsidized free play program and is included in the calculation of gaming revenue and promotional allowances. The increase in subsidized free play resulted in a reduction of gaming revenue and promotional allowances of approximately $945,000 for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.
Food, beverage, racing and other revenue
Food, beverage, racing and other revenue increased by $1.4 million or 35%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Racing revenue increased by $1.5 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase in racing revenue is due to the inability to simulcast races to and from facilities outside of New York State because we did not have a horsemen's agreement effective as of February 1, 2014 through July 20, 2014.

Other revenue increased by $25,000 for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, principally due to additional ATM revenue.
These increases were offset by a decrease in food and beverage revenue by $71,000 for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The food and beverage revenue decrease is largely due to reduced covers offset by an increase in the buffet price for the six months ended June 30, 2015, as compared to the three months ended June 30, 2014.

Promotional allowances

Promotional allowances decreased by $996,000 or 41%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014 primarily due to more non-subsidized free play. We are currently permitted a subsidized free play allowance of 15% for the six months ended June 30, 2015 as compared to 10% for the six months ended June 30, 2014 based upon legislative changes on July 22, 2014, discussed above in gaming revenue.This legislative change resulted in a decrease in gaming revenue due to a reduction in our use of non-subsidized free play (free play subject to NYSGC and other commissions), which resulted in a favorable reduction of expenses subject to NYSGC and other commissions . Non-subsidized free play is the free play that is not included in the subsidized free play program and is included in the calculation of gaming revenue and promotional allowances. The increase in subsidized free play resulted in a reduction of gaming revenue and promotional allowances of approximately $945,000 for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. In addition, food and beverage complimentaries decreased by $100,000. These decreases were offset by a increase in player club awards of $50,000.
Gaming costs
Gaming costs decreased by $435,000 or 2%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, due to lower NYSGC and other commissions of $194,000, resulting from lower gaming revenue, as compared to the same period in the prior year. Gaming wages and related benefits decreased by $189,000 as compared to the same period in the prior year and other gaming expenses decreased by $52,000 due to lower utilities and software repairs and maintenance.
Food, beverage, racing and other costs
Food, beverage, racing and other costs increased approximately $718,000 or 16% for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to higher purse expenses of $638,000 attributed to reduced racing revenue and the inability to simulcast races to and from facilities outside of New York State because we did not have a horsemen's agreement. Additionally, racing and food and beverage payroll and related expenses increased by $161,000. These increases were offset by decreased food and beverage cost of goods of $81,000 largely due to lower revenues.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $426,000 or 8%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. Other expenses increased $302,000 due to higher sales tax, real estates taxes and insurance expense. Legal and consulting fees increased by approximately $214,000. Payroll and related benefits costs increased approximately $20,000 largely due to higher medical, dental, vision and other benefit related costs. These increases are offset by an decreased in marketing related expenses of $110,000 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.
Development expenses
Development expenses increased $1.6 million or 20% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Architectural, engineering fees and construction manager costs increased $4.0 million for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. Non-refundable payments pertaining to the Option Agreement with EPR increased $750,000 for the same period. These increases were off set by a $1.3 million decrease in legal, consultants and other professional services for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. In addition for the six months ended June 30, 2014 expenses were incurred for a $1.0 million payment for an application fee and $900,000 payment to Kien Huat for a commitment fee.

Interest expense
Interest expense decreased $4.7 million or 78%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. For the six months ended June 30, 2015, the Company recognized interest expense of approximately $1.3 million. Increases in the redemption value of our mandatorily redeemable Series E preferred stock are recorded as a non-cash charge to interest expense. The amount of interest expense recorded was approximately $620,000 and $5.2 million for the six months ended June 30, 2015 and 2014, respectively, to record the liability at its contractually stated redemption value at the end of the each reporting period pursuant to the terms of the Settlement Agreement.

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

As of June 30, 2015, we had total current assets of approximately $13.2 million and current liabilities of approximately $29.8 million. Our total assets include approximately $42.5 million of remaining net proceeds available from the January 2015 Rights Offering (as defined and discussed below) which are presented on the balance sheet as a non-current asset. The proceeds of the January 2015 Rights Offering, which were approximately $49.5 million, may be used solely to pay for the expenses relating to the pursuit of a Gaming Facility License for the Casino Project and for development purposes. Approximately $7.0 million has been disbursed during the six months ended June 30, 2015. If the Company is not awarded a Gaming Facility License, the remaining portion of the proceeds of the January 2015 Rights Offering will be used in its on-going operations, including the potential repayment of the $17.4 million Kien Huat Note.

We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $10.4 million for the six months ended June 30, 2015. Management believes the net losses for the six months ended June 30, 2015 were primarily related to the Company’s on-going expenditures with respect to the Casino Project, which expenses cannot be capitalized unless and until the Company is awarded a Gaming Facility License. In particular, in the six months ended June 30, 2015, we incurred $9.4 million of development expenses for the Casino Project. Although the Company was selected to apply for a Gaming Facility License in our Area in December 2014, the NYSGC will not award such Gaming Facility Licenses until confirmation of an applicant’s suitability and ability to complete the Gaming Facility. Additionally, as discussed above in Recent Events, such Gaming Facility Licenses will not be awarded before September 30, 2015. There is no guarantee or assurance that the NYSGC will award a Gaming Facility License in or around that time frame, if at all. There is no guarantee or assurance that the NYSGC will award the Company a Gaming Facility License nor do we know when such award would be made. Until such time as the Company is granted a Gaming Facility License, the on-going expenditures with respect to the Casino Project will continue to negatively impact our results of operations.

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
For the debt portion of the financing, Credit Suisse AG ("Credit Suisse") has committed to provide a senior secured credit facility of up to a maximum amount of $478 million, which was amended on February 24, 2015 and July 1, 2015 to provide, among others, an extension of the date of the syndication of the senior secured credit facility (as amended, the “CS Credit Facility”). The CS Credit Facility provides that Credit Suisse may change the terms of the credit facility to ensure successful syndication. In addition, the CS Credit Facility is subject to various conditions precedent, including the Company’s receipt of a Gaming Facility License and evidence of an equity investment in the Company of up to $150 million, $50 million of which has been raised in the January 2015 Rights Offering discussed below.
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

On January 3, 2014, we filed the S-3, which was declared effective on February 12, 2014, covering the offer and sale of up to $250 million of our securities. As of August 1, 2015, we had up to $186.6 million available for future issuances under the S-3, which we may use in connection with financing the Casino Project. In addition to the debt and equity financings discussed above, any changes to the Casino Project will increase the minimum capital investment from the Company and will require us to seek additional sources of debt and equity financing. The sale of additional equity will result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.

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

Net cash used in operating activities was approximately $9.3 million and $8.1 million during the six months ended June 30, 2015 and 2014, respectively. We continue to have significant cash flows used in operating activities due to the costs we are incurring related to the Casino Project. We incurred $9.4 million and $7.8 million of development costs during the six months ended June 30, 2015 and 2014, respectively. Additionally, our operating cash flows for the six months ended June 30, 2015 and 2014 were negatively impacted by (i) severe weather during the first quarter that caused a reduction in revenues; (ii) and economic and competitive landscape in the region.
Net cash used in investing activities was approximately $42.8 million and $229,000 for the six months ended June 30, 2015 and 2014, respectively. Our total assets include approximately $42.5 million of remaining net proceeds available from the January 2015 Rights Offering, (as defined and discussed above) which are presented on the balance sheet as a non-current asset. The proceeds of the January 2015 Rights Offering may be used solely to pay for the expenses relating to the pursuit of a Gaming Facility License for the Casino Project and for development purposes. For the six months ending June 30, 2015, we have disbursed approximately $7.0 million in cash from the January 2015 Rights Offering for the pursuit of a Gaming Facility License for the Casino Project and for development purposes. If the Company is not awarded a Gaming Facility License, the remaining portion of the proceeds of the January 2015 Rights Offering will be used in its on-going operations, including the potential repayment of the $17.4 million Kien Huat Note.
Net cash provided by financing activities was approximately $52.1 million and $15.6 million for the six months ended June 30, 2015 and 2014, respectively. Approximately $49.5 million was received from the 2015 Rights Offering, which is net of approximately $472,000 of expenses. In addition, the company received approximately $2.5 million in proceeds from the exercise of warrants
On February 9, 2015, our Board authorized the issuance of 25,509 shares of our common stock in payment of dividends due for the year ended December 31, 2014 on our Series B Preferred Stock. The recorded value of these shares was approximately $159,000. At December 31, 2014, the Company had undeclared dividends on the Series B Preferred Stock of approximately $159,000.

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
We carried out an evaluation as of June 30, 2015 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Monticello Raceway Management, Inc. v. Concord Associates L.P.

On January 25, 2011, our subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who was a significant stockholder. The lawsuit seeks amounts that we believe are owed to us under an agreement between Concord, MRMI and the MHHA (the “2008 MHHA Agreement”). Pursuant to the 2008 MHHA Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord hotel and former Concord resort or July 31, 2011, we were to continue to pay to the MHHA 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, we believe Concord owed us approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to us. In its Decision and Order, dated January 15, 2014, the Sullivan County Supreme Court awarded damages to MRMI in the approximate amount of $308,000 plus interest and costs. On February 4, 2014, Concord filed a Notice of Appeal with the Appellate Division of the New York Supreme Court, Third Department ("Third Department"). The oral argument on the appeal was heard by the Third Department on April 28, 2015 and the Third Department determined that the damages to MRMI should be reduced to $122,562. On July 8, 2015, we filed a Notice of Motion for Re-Argument and Leave to Appeal ("Notice of Motion") regarding the decision of the Third Department and Concord has filed its Opposition to our Notice of Motion. We will continue to aggressively pursue our claims in this lawsuit.

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

Item 1A.	Risk Factors

None.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

10.1	Amendment No. 2 to Employment Agreement, dated June 30, 2015, by and between Empire Resorts Inc. and Joseph A. D'Amato (1)
10.2	Amendment No. 2 to Employment Agreement, dated June 30, 2014, by and between Empire Resorts Inc. and Laurette J. Pitts (2)
10.3	Amendment No. 2 to Employment Agreement, dated June 30, 2015, by and between Empire Resorts Inc. and Charles A. Degliomini (3)
10.4	Amendment No. 2 to Employment Agreement, dated June 30, 2015 by and between Empire Resorts Inc. and Nanette L. Horner (4)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Executive Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL).

(1) Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Current Report on Form 8-K , filed with the Securities and Exchange Commission on June 7, 2015.

(2) Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.'s Current Report on Form 8-K , filed with the Securities and Exchange Commission on June 7, 2015.

(3) Incorporated by reference to Exhibit 10.3 to Empire Resorts, Inc.'s Current Report on Form 8-K , filed with the Securities and Exchange Commission on June 7, 2015.

(4) Incorporated by reference to Exhibit 10.3 to Empire Resorts, Inc.'s Current Report on Form 8-K , filed with the Securities and Exchange Commission on June 7, 2015.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: August 5, 2015	/s/ Joseph A. D’Amato
Joseph A. D’Amato
Chief Executive Officer
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.
Dated: August 5, 2015	/s/ Laurette J. Pitts
Laurette J. Pitts
Executive Vice President, Chief Operating Officer and Chief Financial Officer