Form 10-Q
period 2015-09-30
EMPIRE RESORTS INC
filed 2015-11-09
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

As of October 28, 2015, there were 47,624,899 shares of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share data) (Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$6,002	$6,435
Restricted cash	1,419	1,710
Accounts receivable, net	1,006	1,048
Prepaid expenses and other current assets	4,990	4,297
Total current assets	13,417	13,490
Property and equipment, net	25,881	26,372
Cash for development of the Casino Project	34,115	—
Other assets	8	5
Total assets	$73,421	$39,867
Liabilities and stockholders’ equity / (deficit)
Current liabilities:
Accounts payable	$2,103	$2,205
Accrued expenses and other current liabilities	15,214	8,098
Short-term loan, related party	17,426	—
Total current liabilities	34,743	10,303
Long-term loan, related party	—	17,426
Series E preferred stock payable - 1,551 Shares as of September 30, 2015 and December 31, 2014	28,669	29,239
Total liabilities	63,412	56,968
Stockholders’ equity / (deficit):
Preferred stock, 5,000 shares authorized; $0.01 par value
Series A junior participating preferred stock, $1,000 per share liquidation value, none issued and outstanding	—	—
Series B, $29 per share liquidation value, 44 shares issued and outstanding	—	—
Series E, $10 per share redemption value, 0 shares issued and outstanding as of September 30, 2015 and 27 shares issued and outstanding December 31, 2014, respectively (aggregate liquidation value of $0 and $524 as of September 30, 2015 and December 31, 2014, respectively)	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 47,625 and 39,506 shares issued and outstanding as of September 30, 2015 and December 31,2014, respectively	471	395
Additional paid-in capital	227,828	175,801
Accumulated deficit	(218,290)	(193,297)
Total stockholders’ equity / (deficit)	10,009	(17,101)
Total liabilities and stockholders’ equity / (deficit)	$73,421	$39,867
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Gaming	$17,408	$16,683	$45,754	$45,886
Food, beverage, racing and other	3,068	2,927	8,557	7,004
Gross revenues	20,476	19,610	54,311	52,890
Less: Promotional allowances	(964)	(837)	(2,422)	(3,291)
Net revenues	19,512	18,773	51,889	49,599
Costs and expenses:
Gaming	12,403	12,158	33,679	33,894
Food, beverage, racing and other	2,710	2,851	7,910	7,331
Selling, general and administrative	3,030	2,686	8,917	8,123
Casino Project Development expenses	13,396	2,933	22,825	10,774
Stock-based compensation	121	144	391	427
Depreciation	338	321	1,011	997
Total costs and expenses	31,998	21,093	74,733	61,546
Loss from operations	(12,486)	(2,320)	(22,844)	(11,947)
Amortization of deferred financing costs	(6)	(22)	(21)	(68)
Interest expense	(647)	(2,506)	(1,969)	(8,481)
Net loss	(13,139)	(4,848)	(24,834)	(20,496)
Undeclared dividends on preferred stock	(42)	(47)	(136)	(141)
Net loss applicable to common shares	$(13,181)	$(4,895)	$(24,970)	$(20,637)
Weighted average common shares outstanding, basic	47,100	39,372	46,302	38,154
Weighted average common shares outstanding, diluted	47,100	39,372	46,302	38,154
Loss per common share, basic	$(0.28)	$(0.12)	$(0.54)	$(0.54)
Loss per common share, diluted	$(0.28)	$(0.12)	$(0.54)	$(0.54)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(24,834)	$(20,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,011	997
Recovery for doubtful accounts	(5)	—
Non-cash interest expense	931	7,369
Stock - based compensation	391	427
Changes in operating assets and liabilities:
Restricted cash—NYSGC Lottery and Purse Accounts	267	(823)
Accounts receivable	47	341
Prepaid expenses and other current assets	(693)	(1,609)
Other assets	(3)	68
Accounts payable	(103)	(762)
Accrued expenses and other current liabilities	5,615	1,238
Net cash used in operating activities	(17,376)	(13,250)
Cash flows from investing activities:
Purchase of property and equipment	(521)	(632)
Cash for development of the Casino Project	(34,115)	—
Restricted cash—Racing capital improvement	24	2
Net cash used in investing activities	(34,612)	(630)
Cash flows from financing activities:
Proceeds from rights offering, net of expenses	49,528	13,180
Series E preferred shares and dividend redemption	(533)	—
Proceeds from exercise of stock options and warrants	2,560	2,389
Net cash provided by financing activities	51,555	15,569
Net (decrease) / increase in cash and cash equivalents	(433)	1,689
Cash and cash equivalents, beginning of period	6,435	7,526
Cash and cash equivalents, end of period	$6,002	$9,215
Supplemental disclosures of cash flow information:
Interest paid	$1,042	$999
Noncash investing and financing activities:
Common stock issued in settlement of preferred stock dividends	$159	$218
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note A. Basis for Presentation and Nature of Business

Basis for Presentation

The condensed consolidated financial statements and notes as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 are unaudited and include the accounts of Empire Resorts, Inc. (“Empire”) and subsidiaries (together with its subsidiaries, the “Company”).

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

Nature of Business

Through Empire’s wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), we currently own and operate Monticello Casino and Raceway, a 45,000 square foot video gaming machine ("VGM") and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs, which includes 1,080 video lottery terminals ("VLTs") and 30 electronic game positions ("ETGs"). VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. The 2015-2016 New York State Budget (the "Budget") expands the statutory definition of Video Lottery Gaming which enables MRMI to operate ETGs of the games of blackjack and 3-card poker. MRMI has begun to add ETGs of the game of blackjack to its facility and will add other games as they are approved by the NYSGC (defined below). We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.

In a letter dated December 30, 2014, the New York State Gaming Commission ("NYSGC") approved MRMI's racetrack and simulcast license renewal applications for calendar year 2015. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.

Casino Project

Montreign Operating Company, LLC ("Montreign"), a wholly owned subsidiary of Empire, has been selected as the sole casino applicant eligible to apply to the NYSGC for a gaming facility license (a "Gaming Facility License") to operate a resort casino in the Catskill/Hudson Valley Region One (“Region One” or "our Area"). On December 17, 2014, the New York State Gaming Facility Location Board (the “Siting Board”) unanimously selected Montreign's proposal to build a resort casino to be located at the site of a four-season destination resort planned for the Town of Thompson in Sullivan County 90 miles from New York City ("Adelaar" or the "Adelaar Project"). The NYSGC will award a Gaming Facility License to each applicant upon confirmation of such applicant's suitability and its ability to complete the Gaming Facility (as defined below). At the NYSGC's September 24, 2015 public meeting, the Executive Director said that the NYSGC remains "on track to take licensing action by the end of the calendar year" 2015.

The Adelaar Project is to be located on 1,500 acres (the "EPT Property") owned by EPT Concord II, LLC ("EPT") and EPR Concord II, LP, each a wholly-owned subsidiary of EPR Properties Trust (together with its subsidiaries, "EPR"). The casino resort, to be called "Montreign Resort Casino," is part of the initial phase of Adelaar, which will also include an indoor Waterpark Lodge (the "Waterpark"), Rees Jones redesigned "Monster" Golf Course (the "Golf Course") and an Entertainment Village, which will include retail, restaurants, shopping and entertainment (the "Entertainment Village"). Together with Montreign Resort Casino, this initial phase of the Adelaar Project is referred to as the "Gaming Facility." The Company and EPR have entered into various agreements in connection with the Adelaar Project and Casino Project, including the Master Development Agreement and Option Agreement, which are discussed below. Over the past four (4) years, the Company has expended substantial time and resources on designing Montreign Resort Casino and, in conjunction with EPR, working with local, state and federal agencies and officials to obtain the necessary permits and approvals to begin construction. The development of the Adelaar Project and the Montreign Resort Casino are contingent upon various conditions, including obtaining all necessary governmental approvals, including the award of the Gaming Facility License, and the Company's ability to obtain necessary financing.

Master Development Agreement

On December 14, 2012 (the "Effective Date"), EPT and the Company entered into the Master Development Agreement ("MDA") to develop the EPT Property. The MDA defines and governs the overall relationship between EPT and the Company with respect to the development, construction, operation, management and disposition of the Adelaar Project to be developed by the parties on the EPT Property. The term of the MDA commenced on the Effective Date and shall expire on the earlier of (i) the earliest date on which the Casino Project (as defined below), the Golf Course Project and the Initial Resort Project (as such terms are defined in the MDA) are all open to the general public for business and (ii) the sooner termination pursuant to the terms of the MDA. The parties also agreed to continue to cooperate in good faith with the on-going development plans and have agreed to share certain mutually agreed upon expenses including expenses relating to common infrastructure work. Either party has the right to terminate the MDA prior to the execution of a lease between EPT and the Company with respect to the EPT Property prior to the commencement of construction on the Casino Project (the "Casino Lease"). Following the payment of any additional amounts accrued pursuant to the MDA as of the date of termination, neither party shall have any obligations under the MDA.

In accordance with the terms of the MDA, the Company shall be responsible for the development and construction of the Casino Project. Once the development of the Casino Project is completed, the Company shall then be responsible for maintaining and operating the Casino Project in accordance with the operating standards contained in the Casino Lease.

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

Option Agreement

On December 21, 2011 (the “Option Effective Date”), the Company entered into an option agreement with EPT, which was last amended by a letter agreement dated June 20, 2014, between EPT and the Company (as amended, the “Option Agreement”). Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease portions of the EPT Property on which Montreign Resort Casino will be located pursuant to the terms of the form of Casino Lease negotiated between the parties. Our rights and obligations pursuant to the Option Agreement are subject to certain existing EPT agreements.

Among other things, the Option Agreement reflects the parties' agreement of when the Company must decide whether it will lease certain portions of the EPT Property. Pursuant to the Option Agreement, on November 30, 2013, the Company exercised its right to extend the date by which it must make such determination (the "Option Exercise Period End Date") for up to a twelve (12) month period ending November 30, 2014 (the "First Extended Option Exercise Period"). In addition, the final date by which the Company must decide whether or not to execute the Casino Lease (the "Final Option Exercise Outside Date") was extended to a date that is (i) one hundred twenty (120) days from the earliest to occur of specified triggers relating to whether the Company is chosen to receive a Gaming Facility license or (ii) sixty (60) days from when affiliates of MRMI enter into an agreement to develop a gaming facility with someone other than MRMI (each a "Trigger Event"). In consideration of such extension, the Company made monthly option payments (each an “Option Payment”). If a Trigger Event occurs, EPT may, at its sole discretion, extend the Final Option Exercise Outside Date by a maximum of ninety (90) days and, before the Final Option Exercise Outside Date, waive such Trigger Event in writing (in which case the Option Agreement would continue as if such Trigger Event had not occurred).

Because a Trigger Event did not occur as of the end of the First Extended Option Exercise Period, (i) the Company exercised its right to extend the Option Exercise Period End Date by up to an additional twelve (12) months (the “Second

Extended Option Exercise Period”) from November 30, 2014 to November 30, 2015 by making monthly Option Payments of $375,000 per month. We are making such monthly Option Payments. If a Trigger Event has not occurred as of the end of the Second Extended Option Exercise Period, the Company may extend the Option Exercise Period End Date on a monthly basis until the occurrence of a Trigger Event by making monthly Option Payments at an even higher amount. If the Company exercises the Option and the Casino Lease is executed between the parties, any Option Payments made by the Company shall constitute prepaid rent and shall be applied against amounts due to EPT as rent under the Casino Lease.

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

During the term of the Option Agreement, the Company agreed to make a good faith effort to pursue a Gaming Facility License. If the Company fails to diligently pursue the Gaming Facility License, the Company shall notify EPT and the Final Option Exercise Outside Date shall be sixty (60) days following the receipt of such notice by EPT. In furtherance of the Adelaar Project and the Casino Project, EPT and the Company negotiated the terms of a Master Declaration that was executed by EPT on December 6, 2013, which addresses the covenants, conditions, easements and restrictions of the Concord Resorts Master Association, LLC for the Adelaar Project.

EPT also granted the Company the option to purchase the EPT Property, together with the other property owned by EPT at the site of the former Concord Resort, which option was exercisable any time between May 1, 2015 and September 30, 2015, at book value as of August 30, 2013 plus capitalized expenses incurred by EPT after such date through the purchase date and related to the development of the EPT Property. The Company did not exercise such option.

Pursuant to the Option Agreement, we have made cumulative life to date option payments to EPT in the amount of $8.0 million as of September 30, 2015.

Pursuant to the June 20, 2014 letter agreement to amend the Option Agreement, the Company and EPT agreed to amend the terms of the Casino Lease to expire on the earlier of: (i) the last day of the calendar month that is seventy (70) years after the commencement of the Casino Lease, and (ii) upon the Company giving EPT written notice of its election to terminate the Casino Lease (the “Termination Option”) at least twelve (12) months prior to any one of five (5) Option Dates (as defined below). The Option Dates under the letter agreement mean each of the twentieth (20th), thirtieth (30th), fortieth (40th), fiftieth (50th) and sixtieth (60th) anniversary of the commencement of the ground lease. Upon the Company's timely notice of exercise of its Termination Option, the Casino Lease shall be automatically terminated effective as of the applicable Option Date. Additionally, within sixty (60) days after a Gaming Facility License has been awarded to Montreign, MRMI will assign, and Montreign will assume, the Option and Casino Lease to own or acquire the land through a tenancy for a term of seventy (70) years. The remaining terms and conditions of the Option Agreement remain unchanged.

Montreign Resort Casino

Montreign's proposal to build a Gaming Facility at Adelaar that was selected by the Siting Board anticipates that our minimum capital investment, without the license fee, would be approximately $452 million. The Gaming Facility selected by the Siting Board contemplates the following elements:

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

Since our selection by the Siting Board, we have submitted to the NYSGC proposed changes to Montreign Resort Casino (the "Proposed Changes"), and other changes to the Gaming Facility, as described below. The Proposed Changes would require an increase to our previously projected minimum capital investment in Montreign Resort Casino (including the Proposed Changes, the "Casino Project") to be approximately $650 million which includes the Company's expanded role in the development of Adelaar, but excludes the license fee, for a combined anticipated investment in the Gaming Facility by the Company and EPR of $1.3 billion. We expect that the Proposed Changes will provide incremental profit and cash flow to support the additional investment.

The differences between the proposal submitted by Montreign that was selected by the Siting Board and the Proposed Changes include the following:

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

The Proposed Changes include several minor changes to the building’s footprint. The hotel tower would be elongated by approximately 50 feet and a new basement level would be added under the main entrance of the Montreign Resort Casino. The overall square footage of the footprint of the building would not, however, increase. Minor modifications to the porte-cochere and loading areas would also be required. Many of the interior spaces are being redesigned. The size and number of restaurants would increase and include the addition of an upscale Asian restaurant. On-site parking would decrease by approximately 53 spaces to 3,389. Additionally, due to the increased meeting and conference space, the showroom will be removed. The Proposed Changes are subject to the approval of, among others, the NYSGC. The Company received the approval of the Town Board of the Town of Thompson (the "Town Board") and the Planning Board of the Town of Thompson (the "Planning Board") in relation to the Proposed Changes. In accordance with the Report and Findings of the Siting Board dated February 27, 2015, which is available on the NYSGC's website, the NYSGC must ensure that Montreign substantially fulfills the commitments and executes the development plans presented in response to the Request for Applications ("RFA") that Montreign submitted to the Siting Board and to ensure that any changes do not increase Montreign's debt-to-equity ratio substantially beyond the levels presented by Montreign in its response to the RFA and/or standard industry practices. Therefore, we expect the increase in the minimum capital investment for the proposed plan to be financed by additional equity and debt financing in substantially the same debt-to-equity ratio previously considered.

In addition to the Proposed Changes, certain amendments to the Waterpark and the Entertainment Village have been submitted to the NYSGC. It is expected that the Waterpark will be relocated to a site that provides space for future expansion, dependent on market demand. The initial design of the Waterpark has been revised to address present market conditions and will include approximately 300 family style suites (in place of 350 suites originally proposed) and a 75,000 square foot indoor waterpark (in place of an 80,000 square foot waterpark originally proposed). The development of the Entertainment Village is expected to be built-out in phases with the initial phase being approximately 50,000 square feet. At full build-out, the Entertainment Village will be approximately 150,000-200,000 square feet, depending on market demand. Minor changes are anticipated to the Golf Course. The expansion of the Company's role in the development of Adelaar and the changes to the Gaming Facility are subject to NYSGC and other approvals and will further increase the Company's financing in connection with the Adelaar Project.

On September 3, 2015, MRMI and EPT entered into a non-binding term sheet (the “Term Sheet”) reflecting general terms of a proposed amendment to the Option Agreement. The Term Sheet contemplates, among other things, amendments to the Option Agreement that would require MRMI and/or its affiliates to lease the parcels on which the Golf Course and Entertainment Village will be located in addition to the Casino Project parcel in connection with the exercise of the Option Agreement for the portion of the EPT Property on which the Casino Project will be built. The Term Sheet also includes proposed terms on which MRMI and/or its affiliates would be responsible for developing the Golf Course and Entertainment Village, in addition to the Montreign Resort Casino, and EPR would be responsible for developing the Waterpark. The Company anticipates investing approximately $15 million for the redesign of the Golf Course and approximately $25 million for the development of the Entertainment Village.

The Term Sheet also contemplates a separate purchase option agreement granting MRMI and/or its affiliates the right to purchase all three, but not less than all three, of the Casino Project, Golf Course and Entertainment Village parcels at a purchase price that increases over time and also a purchase option with respect to, and a right of first offer for, the remaining undeveloped portions of the EPT Property for ten (10) years. MRMI and EPT are negotiating the terms of the definitive documents. The Term Sheet is for discussion purposes only and is not binding on either MRMI or EPT until definitive agreements are executed and the terms of such definitive agreements may be subject to regulatory review and/or approval.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations will not be sufficient to meet the working capital requirements of our current operations for the next twelve months unless the Company is awarded a Gaming Facility License (in which case the Kien Huat Note (as defined below) will be converted into common stock of the Company, subject to the conditions described below) or the Kien Huat Note is renegotiated to extend the maturity date. If we are awarded a Gaming Facility License, we will require additional capital resources to finance the Casino Project and our expanded role in the development of Adelaar if we agree on definitive terms with EPR and its subsidiaries. To fund our role in the development of the Adelaar Project, we may seek to enter into strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions. The sale of additional equity could result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to us, or may not be available in amounts or on acceptable terms.

As of September 30, 2015, we had total current assets of approximately $13.4 million and current liabilities of approximately $34.7 million, including the $17.4 million convertible promissory note ("Kien Huat Note") issued to Kien Huat Realty III Limited ("Kien Huat"), our largest stockholder. As of September 30, 2015, our total assets included approximately $34.1 million of remaining net proceeds from the January 2015 Rights Offering (as defined and discussed below) which are presented on the balance sheet as a non-current asset. The proceeds of the January 2015 Rights Offering, which were approximately $49.5 million, may be used solely to pay for the expenses relating to the pursuit of a Gaming Facility License and for development purposes. In the nine months ended September 30, 2015, we incurred $22.8 million of development expenses for the Casino Project, of which $15.4 million was disbursed through September 30, 2015. If the Company is not awarded a Gaming Facility License, the remaining portion of the proceeds of the January 2015 Rights Offering, after the payment of all outstanding expenses incurred by the Company in pursuit of the Gaming Facility License, may be used for general working capital of the Company, including the repayment of the Kien Huat Note. A failure to obtain a Gaming Facility License constitutes an immediate event of default under the Kien Huat Note. If the Kien Huat Note is not converted into shares of our common stock or if an event of default occurs prior to its maturity date of March 15, 2016, we may need to repay the Kien Huat Note in full or renegotiate the terms of the Kien Huat Note. However, there can be no assurance that the Company will be successful in renegotiating the Kien Huat Note to extend its maturity and potentially revising other terms. If the Company is unable to amend the Kien Huat Note prior to its maturity or if we default on the Kien Huat Note as a result of the Company's failure to obtain a Gaming Facility License, it would have a material adverse effect on the Company.

We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $22.8 million for the nine months ended September 30, 2015. The net losses for the nine months ended September 30, 2015 were primarily related to the Company’s on-going expenditures with respect to the Casino Project, which expenses can not be capitalized unless and until the Company is awarded a Gaming Facility License. As discussed above, in the nine months ended September 30, 2015 we incurred $22.8 million of development expenses for the Casino Project, of which $15.4 million was disbursed from cash through September 30, 2015. Until such time as the Company is awarded a Gaming Facility License and the expenses of the development may be capitalized, the on-going expenditures with respect to the Casino Project will continue to negatively impact our results of operations. Although the NYSGC has stated its intention to award a Gaming Facility License prior to the end of calendar year 2015, there is no guarantee or assurance that the NYSGC will award us a Gaming Facility

License prior to the end of the year, if at all. The Company has adequate funds to support the development activities to which it has committed with respect to the Casino Project.

Pursuant to the RFA, a holder of a Gaming Facility License must pay a minimum licensing fee within thirty (30) days after the award of a Gaming Facility License, which in our case would be $51 million. In the event the Company is awarded a Gaming Facility License, the Company currently anticipates financing the associated costs and expenses of the license award and the development of the Casino Project, including the licensing fee, and, if the Company and EPR agree to definitive terms, the development of the Golf Course and Entertainment Village, with a combination of debt and equity financing. The Proposed Changes and the Company's expanded role in the development of Adelaar would increase our previously projected minimum capital investment in the Gaming Facility to be approximately $650 million excluding the license fee, for a combined anticipated investment in the Gaming Facility by the Company and EPR of $1.3 billion.

To support the Proposed Changes and the expansion of the Company's role in the development of Adelaar, the Company entered into amendments to the debt and equity financing commitments initially obtained in June 2014 in support of Montreign's application for a Gaming Facility License. For the debt portion of the Company's financing, in June 2014 Credit Suisse AG ("Credit Suisse") committed to provide a senior secured credit facility ("CS Credit Commitment") of up to a maximum amount of $478 million. On September 22, 2015, Credit Suisse and the Company entered into a further amendment to the CS Credit Commitment increasing the financing commitment of Credit Suisse up to a maximum of $545 million. The CS Credit Commitment provides that Credit Suisse may change the terms of the credit facility to ensure successful syndication. The CS Credit Commitment is subject to various conditions precedent, including the Company’s receipt of a Gaming Facility License and evidence of an equity investment in the Company, in an amount which increased from an aggregate total of $150 million to an aggregate total of $301 million, of which $50 million was raised in the January 2015 Rights Offering discussed below. With respect to the $301 million equity investment the Company is required to evidence, the Company is permitted to take into account an estimated $10 million of the amounts expended on the Casino Project prior to January 2015.

We may launch a rights offering to our existing equity holders in an amount necessary to meet the equity investment requirements of the CS Credit Commitment and to redeem certain outstanding Series E Preferred Stock of the Company in accordance with an existing settlement agreement. On June 26, 2014, the Company and Kien Huat entered into a letter agreement (as amended, the "Commitment Letter"), pursuant to which Kien Huat committed to exercise its proportionate share of subscription rights if the Company commended a rights offering on the terms described in the Commitment Letter to meet the requirements of the CS Credit Commitment (the “Casino Project Rights Offering”). Kien Huat agreed it would enter into a standby purchase agreement to exercise all subscription rights not exercised by other holders in the Casino Project Rights Offering, upon the same terms as the other holders. For such commitment, the Company agreed to pay Kien Huat a fee of 1.0% of the maximum amount that may be raised in the Casino Project Rights Offering, of which 0.5% was paid upon execution of the Commitment Letter and the remaining 0.5% is due if the Casino Project Rights Offering is launched. In addition, the Company has agreed to pay for or reimburse Kien Huat for all of its out-of-pocket expenses in connection with the negotiation, execution and delivery of the Commitment Letter and the consummation of the transactions contemplated thereby.

On January 5, 2015, the Company commenced a rights offering (the “January 2015 Rights Offering”) for aggregate gross proceeds of $50 million to raise a portion of the equity financing necessary to develop the Casino Project. In partial satisfaction of Kien Huat's obligations pursuant to the Commitment Letter, in connection with the January 2015 Rights Offering, on January 2, 2015, the Company and Kien Huat entered into a standby purchase agreement (the “January 2015 Standby Purchase Agreement”). Pursuant to the January 2015 Standby Purchase Agreement, Kien Huat agreed to exercise in full its basic subscription rights granted in the January 2015 Rights Offering within ten (10) days of its grant. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in an aggregate amount not to exceed $50 million. On January 2, 2015, the Company and Kien Huat amended the Commitment Letter, pursuant to which Kien Huat agreed to waive, solely with respect to the January 2015 Rights Offering, the condition precedent to the Casino Project Rights Offering that the Gaming Facility License shall have been awarded to Montreign. Under the January 2015 Standby Purchase Agreement, the Company paid Kien Huat a portion of the commitment fee described in the Commitment Letter in the amount of $250,000 and reimbursed Kien Huat for its expenses in an amount not exceeding $40,000. The January 2015 Rights Offering closed on February 6, 2015 and the Company received net proceeds of approximately $49.5 million, which are being used for the expenses relating to the pursuit of the Gaming Facility License and for development purposes.

To meet the revised requirements of the CS Credit Commitment, as well as to support the contemplated changes to the Casino Project and the expansion of the Company's role at Adelaar, on September 22, 2015, the Company and Kien Huat entered into a second amendment commitment letter (the “Second Amendment” or the “Second Amendment to the Commitment Letter”), whereby Kien Huat increased its overall equity investment commitment to the Company from $150 million plus the amount necessary to redeem the Series E Preferred Stock to an aggregate total of $375 million, which amounts include $50 million invested in the January 2015 Rights Offering pursuant to the January 2015 Standby Purchase Agreement.

The proceeds of the Project Rights Offerings (as defined below) will be used to finance the Casino Project and the Company's expanded role in the development of Adelaar, the redemption of the Series E Preferred Stock and for the general working capital purposes of the Company. Pursuant to the Second Amendment, Kien Huat has agreed to participate in, and backstop (pursuant to the terms and conditions of standby purchase agreements, which we refer to as “Project Standby Purchase Agreements”), two additional rights offerings in support of the Company’s Casino Project and, if the Company enters into definitive documents as contemplated by the Term Sheet, further involvement in the development of Adelaar, as well as to support the working capital needs of the Company and the redemption of the Series E Preferred Stock. The first additional rights offering (the “License Grant Rights Offering”), if launched, would commence no later than ten days following the Company being granted a Gaming Facility License. Kien Huat has agreed to participate in, and backstop, the License Grant Rights Offering in an amount not to exceed $290 million. In addition, the Company may determine to commence a further subsequent rights offering (the “Follow-On Rights Offering” and, together with the License Grant Rights Offering, the “Project Rights Offerings”). Kien Huat has agreed to participate in, and backstop, such Follow-On Rights Offering on the same terms and conditions and at the same subscription price as the License Grant Rights Offering in an amount not to exceed (i) $325 million less (ii) the amount of the License Grant Rights Offering. Pursuant to the Second Amendment, the percentage of Kien Huat’s aggregate equity commitment payable to Kien Huat as the commitment fee remains unchanged from the Commitment Letter and is equal to 1% of the aggregate gross proceeds of the January 2015 Rights Offering, the License Grant Rights Offering and the Follow-On Rights Offering. $900,000 of the commitment fee was paid upon execution of the Commitment Letter in June 2014 and $250,000 was paid upon closing of the January 2015 Rights Offering. An additional $975,000 of the commitment fee was paid upon execution of the Second Amendment. An additional fee of 0.5% of the gross proceeds of each of the License Grant Rights Offering and the Follow-On Rights Offering would be payable upon the closing of such rights offerings.

On October 5, 2015, the holder of a majority of Empire's voting stock acted by written consent to approve the issuance of our common stock to Kien Huat upon the terms and conditions of the Second Amendment to the Commitment Letter and the agreements contemplated by the Second Amendment if the Company decides to launch one or both of the Project Rights Offerings. Pursuant to the Delaware General Corporation Law and the Securities Exchange Act of 1934, as amended, such actions will be effective on November 5, 2015, which is at least 20 days after the mailing of notice of such action to the remaining holders of the Company's voting securities.

On January 3, 2014, we filed a Registration Statement on Form S-3, which was declared effective on February 12, 2014, covering the offer and sale of up to $250 million of our securities. As of November 1, 2015, we had up to $186.6 million available for future issuances under the S-3, which we may use in connection with financing the Casino Project, and if the Company enters into definitive documents as contemplated by the Term Sheet, our expanded role in the development of the Adelaar Project. In addition to the debt and equity financings discussed above, any further changes to the Casino Project may increase the minimum capital investment from the Company and will require us to seek additional sources of debt and equity financing. The expansion of the Company’s role at Adelaar, if definitive documents are entered into with EPR and its subsidiaries, will further increase the Company's financing requirements. The sale of additional equity will result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.

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

In the event the Company is granted a Gaming Facility License, and so long as the Company’s Form S-3 remains effective and the Company is not deemed an “ineligible issuer” pursuant to the Securities Act of 1933, as amended (collectively the “Conversion Conditions”), the Kien Huat Note will be converted into shares of the Company’s common stock upon the earlier of (i) the consummation of the License Grant Rights Offering and (ii) the maturity date of March 15, 2016. In the event the Kien Huat Note is converted into common stock pursuant to the Second Amendment to the Commitment Letter, the Company and Kien Huat have agreed that the Kien Huat Note would be convertible into shares of common stock of the Company at a conversion rate of 382.202837 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $2.6164 per share. The conversion rate and conversion price are subject to further adjustment pursuant to the Loan Agreement in the event of certain dilutive issuances by the Company. In the event we are not granted a Gaming Facility License, we will be in default on the Kien Huat Note and we may refinance or attempt to extend the term of the Kien Huat Note at that time. However, there can be no assurance that the Company will be successful in refinancing the Kien Huat Note or amending its terms. If the Company is unable to refinance or amend the Kien Huat Note at that time, it would have a material adverse effect on the Company.

Regulation

VGM and Racing Operations

Our VGM and harness horseracing and simulcast operations are overseen by the NYSGC. The legislation that created the NYSGC provides that the Board of the NYSGC shall consist of seven (7) appointed members. On August 24, 2015, the Chair of the NYSGC resigned. As of November 1, 2015, the Board of the NYSGC consists of five (5) members. The NYSGC has the authority and responsibility to promulgate rules and regulations that affect the operations of our business. Our VGM, harness horseracing and simulcast activities in the State of New York are overseen by the NYSGC, Division of Lottery and Division of Horse Racing, respectively.

In addition to receiving 41% of our VGM revenue from our operations at Monticello Casino and Raceway through March 31, 2016, the law provides for a subsidized free play allowance of 10% during the three and nine months ending September 30, 2014 and 15% during the three and nine months ending September 30, 2015.

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

In accordance with the Gaming Act, the Siting Board is charged with selecting applicants that are qualified to receive a Gaming Facility License and determining the location of such Gaming Facilities. On December 17, 2014, the Siting Board selected one applicant in each region. On October 14, 2015, the Siting Board selected an additional applicant for the Finger Lakes Region. Once the Gaming Facility Licenses are awarded by the NYSGC, there will be a seven (7) year exclusivity period for holders of Gaming Facility Licenses, commencing with the awarding of the license, during which no further Gaming Facilities will be licensed by the NYSGC. If the Legislature authorizes additional Gaming Facility Licenses within this period, licensees shall have the right to recover a pro-rata portion of the license fee paid.

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

On June 3, 2015, the Company, as co-Applicant, submitted to the Planning Board an application for a minor amendment to the final site plan approval for the Casino Project reflecting the Proposed Changes discussed above (the “Proposed Amendment”). By Resolution dated July 21, 2015, the Town Board determined that no further environmental review under SEQRA was required in connection with the Proposed Amendment and issued a Negative Declaration of Environmental Significance. The Planning Board approved the Proposed Amendment by Resolution dated July 22, 2015.
County of Sullivan Industrial Development Agency

On March 19, 2013, the County of Sullivan Industrial Development Agency (“IDA”) approved a Resolution (1) taking official action authorizing the issuance of revenue bonds to enable the Company to use the industrial development revenue bonds for the financing of the Casino Project; (2) appointing the Company as IDA's agent to undertake the Casino Project; and (3) describing the forms of financial assistance being contemplated by the IDA to include: (i) an exemption from New York State (“State”) and local sales and use taxes with respect to certain items used in, or for the acquisition, construction and equipping of, the Casino Project (the "Tax Benefit"), (ii) the grant of one or more mortgage liens on IDA's interest in the Casino Project to secure the bonds and/or any other indebtedness incurred by or for the benefit of the Company in connection with the Casino Project, which Mortgages would be exempt from all mortgage recording taxes imposed in the State and (iii) a partial (or full) real property tax abatement over sixteen (16) years. In connection with the IDA application, the benefit of the exemption from the mortgage recording taxes imposed in the State was estimated to be $1.1 million, and the partial (or full) real property tax abatement was estimated to be $126 million over sixteen (16) years. The benefit of the exemption from the mortgage recording taxes will be based upon the mortgage amount and the amount of the real property tax abatement will be based upon a formula that considers the assessed value determined by the Town. Fees for the utilization of the bonds and other financial assistance would be paid by the Company to the IDA. In September 2014, MRMI, Montreign, and the IDA entered into agreements providing certain financial benefits for the acquisition, construction and financing of the Casino Project consistent with the IDA’s Destination Resort Program policy. The IDA authorized the execution of these agreements pursuant to a resolution adopted on September 3, 2014. Consistent with the IDA resolution, the IDA, MRMI and Montreign executed an Agent Agreement, Lease Agreement, Leaseback Agreement, payment in lieu of tax ("PILOT") Agreement, and related documents, (together the "IDA Documents") which will become effective upon certain conditions, including the awarding of a Gaming Facility License to Montreign.

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

On August 14, 2015, the Company applied to the IDA to increase the Tax Benefit as a result of the Proposed Changes. On September 18, 2015, the IDA adopted a Resolution approving (i) an increase in the Tax Benefit from approximately $15 million so that such benefit does not exceed $35 million; (ii) a proportionate increase in the annual rent to the IDA to $166,000; (iii) an increase in the Total Value Subject to PILOT from $53.5 million to $65 million; and (iv) a proportionate increase in the IDA transaction fee by $82,500, subject to the issuance of a Gaming Facility License. The Company and the IDA entered into and amended, as required, the IDA Documents consistent with the IDA Resolution as a result of the Proposed Changes.
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
The retail value amounts included in promotional allowances for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Food and beverage	$429	$411	$1,165	$1,239
Non-subsidized free play	456	455	999	1,945
Players club awards	79	(29)	258	107
Total retail value of promotional allowances	$964	$837	$2,422	$3,291

The estimated cost of providing complimentary food, beverages and other items for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Food and beverage	$535	$521	$1,554	$1,605
Non-subsidized free play	268	269	589	1,147
Players club awards	79	(29)	258	107
Total cost of promotional allowances	$882	$761	$2,401	$2,859

Accounts receivable
Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2015 and December 31, 2014 the Company recorded an allowance for doubtful accounts of approximately $156,000 and $161,000, respectively.
Project Development Costs
Because of the uncertainty of the awarding of a Gaming Facility License, all costs incurred for the Casino Project as part of the proposed Gaming Facility will be expensed until we are awarded a Gaming Facility License. Although we were selected on December 17, 2014 by the Siting Board to apply to the NYSGC for a Gaming Facility License, it is not certain that we will obtain a Gaming Facility License necessary for the Casino Project.
See Note C. Project Development Costs for additional details.

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
The following table shows the approximate number of common stock equivalents outstanding at September 30, 2015 and 2014 that could potentially dilute basic loss per share in the future, but were not included in the calculation of diluted loss per share for the three and nine months ended September 30, 2015 and 2014, because their inclusion would have been anti-dilutive.

	Outstanding at September 30,
	2015	2014
Options	720,000	905,000
Warrants	667,000	1,083,000
Option Matching Rights	1,186,000	1,223,000
Non-vested restricted stock	632,000	156,000
Shares to be issued upon conversion of long-term loan, related party	6,575,000	6,575,000
Total	9,780,000	9,942,000
Fair value
The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by FASB, for its financial assets and liabilities that had not been previously carried at fair value. The Company’s financial instruments are comprised of current assets, current liabilities and a long-term loan. Current assets and current liabilities approximate fair value due to their short-term nature. As of September 30, 2015 and December 31, 2014, the Company’s management was unable to estimate reasonably the fair value of the short-term loan due to the inability to obtain quotes for similar credit facilities.

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
Note C. Project Development Costs

Because of the uncertainty of the awarding of a Gaming Facility License, all costs incurred for the Casino Project as part of the proposed Gaming Facility will be expensed until we are awarded a Gaming Facility License. Although we were selected on December 17, 2014 by the Siting Board to apply to the NYSGC for a Gaming Facility License, it is not certain that we will obtain a Gaming Facility License necessary for the Casino Project.

Our total assets include approximately $34.1 million of remaining net proceeds available from the January 2015 Rights Offering (as defined and discussed in Note A above) which are presented on the balance sheet as a non-current asset. The proceeds of the January 2015 Rights Offering, which were approximately $49.5 million, may be used solely to pay for the expenses relating to the pursuit of a Gaming Facility License for the Casino Project and for development purposes. Approximately $15.4 million has been disbursed during the nine months ended September 30, 2015. If the Company is not awarded a Gaming Facility License, the remaining portion of the proceeds of the January 2015 Rights Offering will be used in its on-going operations, including the potential repayment of the $17.4 million Kien Huat Note.

For the nine months ended September 30, 2015, total Casino Project development costs incurred were approximately $22.8 million and consisted of $2.5 million in legal, consultants and other professional services, $3.4 million of non-refundable payments pertaining to the Option Agreement with EPR, $15.9 million in architectural, engineering fees, construction manager costs and subcontractor costs, and $975,000 payment to Kien Huat for a commitment fee pursuant to the Commitment letter.

For the nine months ending September 30, 2014, total Casino Project development costs expensed were approximately $10.8 million and consisted of $1.9 million in architectural fees, $1.0 million payment for an application fee, $4.7 million in legal, construction manager costs, consultants and other professional services, $900,000 payment to Kien Huat for a commitment fee pursuant to the Commitment letter, and $2.3 million of non-refundable payments pertaining to the Option Agreement with EPR.
Note D. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities, as presented on the balance sheet are comprised of the following at September 30, 2015 and December 31, 2014:

	(in thousands)
	September 30, 2015	December 31, 2014
Liability for horseracing purses	$828	$1,568
Accrued payroll	1,279	1,424
Series E payable	1,500	1,241
Accrued redeemable points	198	187
Liability to NYSGC	541	436
Liability for local progressive jackpot	822	776
Accrued Casino Project Development costs	8,134	89
Accrued professional fees	394	911
Federal tax withholding payable	154	114
Accrued other	1,364	1,352
Total accrued expenses and other current liabilities	$15,214	$8,098
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

Subject to and upon compliance with the provisions of the Loan Agreement, Kien Huat has the right to convert all or any portion of the principal sum evidenced by Kien Huat Note issued to Kien Huat such that the unconverted portion is $1,000 or a multiple of $1.00 in excess thereof into fully paid and non-assessable shares of the Company’s common stock at a conversion rate of initially 377 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $2.65 per share, subject to adjustment in accordance with the Loan Agreement. If, as of any date during the term (the “Measuring Date”), the average of the last reported bid prices of Empire’s common stock for the 20 days consecutive trading days as defined in the Loan Agreement, ending on the trading day prior to the Measuring Date exceeds 200% of the conversion price in effect on the Measuring Date, then the Company is entitled to elect that Kien Huat convert all of the principal sum evidenced by the Kien Huat Note into shares of its common stock in accordance with the terms and provisions of the Loan Agreement.

If Empire does not elect to force conversion of the Kien Huat Note and there have been no events of default as defined in the Loan Agreement, the Company may voluntarily prepay the Loan in whole or in part, with all interest accrued through the applicable period, absent notice from Kien Huat of its election to convert the Kien Huat Note.

In the event the Company is granted a Gaming Facility License, and so long as Empire meets the Conversion Conditions, the Kien Huat Note will be converted into shares of the Company's common stock upon the earlier of (i) the consummation of a rights offering pursuant to the terms of that certain Second Amendment to the Commitment Letter (which is discussed in Note A above) and (ii) the maturity date of March 15, 2016. In the event the Kien Huat Note is converted into common stock pursuant to the Second Amendment, the Company and Kien Huat have agreed that the Kien Huat Note would be convertible into shares of common stock of the Company at a conversion rate of 382.202837 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $2.6164 per share. The conversion rate and conversion price are subject to further adjustment pursuant to the Loan Agreement in the event of certain dilutive issuances by the Company.

In the event the Conversion Conditions are not met, we will need to renegotiate the terms of the Kien Huat Note prior to its maturity date of March 15, 2016. Moreover, in the event the Company is not granted a Gaming Facility License, we will be in default on the Kien Huat Note. However, there can be no assurance that the Company will be successful in renegotiating the Kien Huat Note to extend its maturity and potentially revising other terms.  If the Company is unable to amend the Kien Huat Note prior to its maturity or if we are in default as a result of not obtaining a Gaming Facility License, it would have a material adverse effect on the Company.

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

The Company recognized approximately $1.0 million and $987,000 in interest expense associated with the Loan during the nine months ended September 30, 2015 and 2014, respectively.

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

As a result of the Settlement Agreement on June 30, 2013, and pursuant to ASC 480, the Series E Preferred Stock became contractually redeemable subject to the terms and conditions of the Settlement Agreement and has been classified as a liability on the accompanying balance sheet. The amount of the liability recorded on the balance sheet is the amount at which it would be settled if the redemption occurred as of the balance sheet date. The difference between the redemption amount and the amount recorded in the balance sheet as of the date of the Settlement Agreement was reflected as a deemed dividend on that date. Changes in the redemption value of the liability subsequent to the date of the Settlement Agreement are recorded as interest expense. At September 30, 2015, the liability has been reflected in the amount of $30.2 million in the accompanying consolidated balance sheet. Interest expense associated with the change in the redemption amount of the liability was approximately $310,000 and $2.2 million for the three months ended September 30, 2015 and 2014, respectively, and $931,000 and $7.4 million for the nine months ended September 30, 2015 and 2014, respectively.
Note G. Stockholders’ Equity

Stock-based compensation expense was approximately $121,000 and $144,000 for the three months ended September 30, 2015 and 2014, respectively and approximately $391,000 and $427,000 for the nine months ending September 30, 2015 and 2014, respectively. As of September 30, 2015, there was approximately $226,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under Empire’s plans. That cost is expected to be recognized over the remaining vesting period. This expected cost does not include the impact of any future stock-based compensation awards, including the award of shares of restricted stock granted and discussed below.

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

On May 5, 2015, a total of 525,000 shares of restricted stock were granted to the Chairman of the Board of the Company (the "Chairman") and the Company's four (4) executive officers which restricted stock shall vest as to one half upon the date when the NYSGC authorizes the opening of the Montreign Resort Casino to the public (the "Casino Date") and as to one half on the six month anniversary of the Casino Date. The grants provide for immediate vesting upon a change in control (as defined in the grant). Further, the grant to the Chairman provides for immediate vesting in the event (i) the Chairman is removed from the Company's Board of Directors (the "Board") other than for cause; or (ii) if the Chairman is not re-nominated to stand for election to the Board. The stock based compensation expense for the shares will be approximately $2.7 million and we will recognize stock based compensation expenses if and when the Company is awarded a Gaming Facility License.

During the quarter ended June 30, 2015, the Company issued an aggregate of 416,668 shares of common stock at $6.00 per share from the exercise of warrants from a warrant holder. The Company received proceeds of $2.5 million from the exercise of these warrants. As of September 30, 2015, there are outstanding warrants to purchase 666,667 shares of Empire's common stock at $6 per share with an expiration date of May 10, 2020.
On January 5, 2015, the Company commenced the January 2015 Rights Offering. The January 2015 Rights Offering closed on February 6, 2015. The Company issued a total of 7,042,254 shares of common stock at $7.10 per share. This includes 53,291 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 4,321,798 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 2,667,165 shares not sold in the January 2015 Rights Offering pursuant to the Standby Purchase Agreement. At the conclusion of the January 2015 Rights Offering and after giving effect to the January 2015 Rights Offering, Kien Huat owned approximately 31,191,035 shares of the Company’s outstanding common stock. The net proceeds of the January 2015 Rights Offering are being used for the expenses relating to the pursuit of the Gaming Facility License for the Casino Project and for development purposes. If the Company is not awarded a Gaming Facility License, the remaining portion of the proceeds of the January 2015 Rights Offering will be used in on-going operations.

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

On August 19, 2009, the Company entered into an investment agreement with Kien Huat (the “Investment Agreement”), pursuant to which Kien Huat purchased shares of common stock for the aggregate proceeds of $55 million in two tranches during the year ended December 31, 2009. Under the Investment Agreement, if any options or warrants outstanding at the time of the final closing under the Investment Agreement, or the first 1,000,000 granted to directors or officers as of the final closing date under the Investment Agreement, are exercised, Kien Huat has the right to purchase an equal number of additional shares of common stock as are issued upon such exercise at the exercise price for the applicable option or warrant. The Company refers to these rights as the “Option Matching Rights”. Pursuant to the terms of the Investment Agreement, the Company is required to provide notice of any exercise within five (5) business days, after which notice is received, Kien Huat is required to notify the Company of whether it decides to exercise such Option Matching Rights within ten (10) business days. The Company has not provided such notice to Kien Huat for the approximately 1,032,000 shares of common stock as required by the Investment Agreement as of September 30, 2015. The Company has alerted Kien Huat to this matter and anticipates rectifying the matter by providing the necessary notice to Kien Huat and providing them with ten (10) business days to make a determination with respect to their Option Matching Rights, which decision period will commence upon the date the Company determines Kien Huat is no longer bound by the terms of the Confidentiality Agreement it has signed with the Company. Upon the delivery of notice, Kien Huat will have Option Matching Rights to acquire approximately 1,032,000 shares of common stock as of September 30, 2015. In the event any further options included on the Investment Agreement annex are exercised prior to their respective expiration dates, Kien Huat may obtain up to an approximately an additional 154,000 Option Matching Rights as of September 30, 2015.

Series E Preferred Stock

On July 14, 2015, the Company redeemed 26,667 shares of its Series E Preferred Stock, held by beneficial owners other than the Bryanston Group, for approximately $533,000.
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
Note I. Commitments and Contingencies
Legal Proceedings
Monticello Raceway Management, Inc. v. Concord Associates L.P.
On January 25, 2011, Empire’s subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord Associates L.P. ("Concord"), an affiliate of Louis R. Cappelli who was a significant stockholder. The lawsuit seeks amounts that MRMI claims is owed to it under an agreement between Concord, MRMI and the MHHA (the “2008 MHHA Agreement”). Pursuant to the 2008 MHHA Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord hotel and former Concord resort or July 31, 2011, MRMI was to continue to pay to the MHHA 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, MRMI claims Concord owed it approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to MRMI. In its Decision and Order, dated January 15, 2014, the Sullivan County Supreme Court awarded damages to MRMI in the approximate amount of $308,000 plus interest and costs. On February 4, 2014, Concord filed a Notice of Appeal with the Appellate Division of the New York Supreme Court, Third Department ("Third Department"). The oral argument on the appeal was heard by the Third Department on April 28, 2015 and the Third Department determined that the damages to MRMI should be reduced to $122,562. On July 8, 2015, we filed a Notice of Motion for Re-Argument and Leave to Appeal (the "Motion") regarding the decision of the Third Department. The Motion was denied by the Third Department on September 2, 2015. On October 9, 2015, we filed a Motion for Leave to Appeal with the Court of Appeals. MRMI will continue to aggressively pursue its claims in this lawsuit.
Concord Associates, L.P. v. Entertainment Properties Trust
On September 18, 2013, the United States District Court for the Southern District of New York (“SDNY”) granted Motions to Dismiss filed by the Company and all other defendants. This lawsuit was filed in March 2012, by Concord and various affiliates in the SDNY and asserted in an amended complaint various federal antitrust claims against the Company, EPR, EPT, Genting NY LLC and Kien Huat. The lawsuit arises out of the Company's exclusivity agreement and option agreement with EPT to develop the site of the EPT Property located in Sullivan County, New York. Concord brought federal antitrust claims alleging conspiracy in restraint of trade, conspiracy to monopolize and monopolization. Concord also brought state law claims for tortious interference with contract and business relations. Concord sought damages in an amount to be determined at trial but not less than subject to automatic trebling under federal antitrust laws), unspecified punitive damages and permanent injunctive relief. In its decision, the SDNY dismissed Concord’s federal antitrust claims with prejudice and dismissed Concord's state law claims without prejudice. On October 2, 2013, Concord filed a Motion for Reconsideration and on October 18, 2013, Concord filed a Notice of Appeal. On October 22, 2013, the United States Court of Appeals for the Second Circuit ("2nd Circuit Court") issued a Notice of Stay of Appeal pending the outcome of the Motion for Reconsideration. On November 3, 2014, SDNY denied Concord's Motion for Reconsideration. The 2nd Circuit Court lifted the Stay of Appeal and the Appeal has been fully briefed.  Oral argument was heard by the 2nd Circuit Court on April 29, 2015. The Company considers this lawsuit to be without merit and it will aggressively defend its interests.

Other Proceedings
The Company is a party from time to time to various other legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on its consolidated financial position, results of operations or cash flows.
Note J. Related Party Transactions

On December 9, 2013, the Company executed a letter agreement (the "Moelis Letter Agreement") pursuant to which it engaged Moelis & Company LLC ("Moelis") to act as its financial advisor in connection with the Adelaar Project and the Casino Project. On May 20, 2015, the Moelis Letter Agreement was amended to, among others, extend the term of such agreement through June 9, 2016 and to include a non-refundable Interim Fee of $400,000, which was expensed upon execution, and which is creditable against future fees. In the event financing is consummated, the Moelis Letter Agreement contemplates additional transaction-based fees would be earned by Moelis if and when such fees are earned.
During 2014, we reimbursed Moelis approximately $44,000 for outside professional services and expenses incurred.
Gregg Polle, a director of the Company, is a Managing Director of Moelis. Mr. Polle refrained from participating in the discussion of the Moelis Letter Agreement, the amendment and the determination of whether to enter into such agreement.

Note J. Subsequent Events
On November 3, 2015, the Company adopted a cash bonus plan (the "Bonus Plan") for the senior executives of the Company. Pursuant to the Bonus Plan, up to $525,000 was set aside for possible award to Mr. D’Amato, Ms. Pitts, Ms. Horner, Mr. Degliomini and Mr. Keith Kabeary with respect to the fiscal year ended December 31, 2015. Bonuses may be awarded to such senior executives in amounts determined by the Compensation Committee of the Board of Directors and based upon the recommendation of Mr. D’Amato for such other senior executives. Bonuses totaling up to the $525,000 aggregate maximum under this plan could be awarded (i) to the extent MRMI’s earnings before interest, tax, depreciation and amortization (“EBITDA”) for the fiscal year met or exceeded 80% of the target EBITDA established by the Compensation Committee and (ii) whether goals with respect to the Casino Project have been met. The aggregate maximum amount available for award pursuant to the Bonus Plan would be reduced in proportion to the amount by which MRMI’s EBITDA for the fiscal year misses the target EBITDA. The amount of individual bonuses awarded pursuant to the Bonus Plan would be based 25% upon whether MRMI met or exceeded its EBITDA target and 75% based upon meeting goals with respect to the Casino Project as determined by the Compensation Committee.

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

Through its wholly-owned subsidiary, Monticello Raceway Management, Inc. (“MRMI”), the Company currently owns and operates Monticello Casino and Raceway, a 45,000 square foot video gaming machine (“VGM”) and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs which includes 1,080 video lottery terminals ("VLTs") and 30 electronic table game positions (“ETGs”). VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. The 2015-2016 New York State Budget (the "Budget") expands the statutory definition of Video Lottery Gaming, which would enable MRMI to operate ETGs of the games of blackjack and 3-card poker. MRMI has begun to add ETGs of the game of blackjack to its facility and will add other games as they are approved by the NYSGC (defined below). The Company also generates racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of MRMI's races to offsite pari-mutuel wagering facilities.

In a letter dated December 30, 2014, the New York State Gaming Commission ("NYSGC") approved MRMI's racetrack and simulcast license renewal applications for calendar year 2015. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.

Monticello Casino and Raceway
Monticello Casino and Raceway began racing operations in 1958 and currently features:

•	1,080 VLTs and 30 ETGs (collectively 1,110 VGMs);

•	year-round live harness horse racing;

•	year-round simulcast pari-mutuel wagering on thoroughbred and harness horse racing from around the world;

•	a 3,000-seat grandstand with retractable windows and a 100-seat clubhouse;

•	parking spaces for 2,000 cars and 10 buses;

•	a buffet and two outlet food court with seating capacity for up to 350 patrons;

•	a 3,800 square foot multi-functional space used for events;

•	a casino bar and an additional clubhouse bar; and

•	an entertainment lounge with seating for 75 patrons.
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
On July 22, 2014, the Governor signed legislation to amend the New York tax law, in relation to the amount of free play authorized. The law increased the non-subsidized free play allowance from 10% to 15%. During the three and nine months ended September 30, 2015 non-subsidized free play allowance was 15%. This permits us to be more competitive with casinos in Pennsylvania, which have access to unlimited non-taxable free play. Video lottery gaming operations shall only be permitted for no more than twenty consecutive hours per day and on no day shall such operation be conducted past 6:00 a.m.
VGM activities in the State of New York are overseen by the NYSGC.
Raceway Operations
We derive our racing revenue principally from:

•	wagering at Monticello Casino and Raceway on live races run at Monticello Casino and Raceway;

•	fees from wagering at out-of-state locations and internationally on races run at Monticello Casino and Raceway using export simulcasting;

•	revenue allocations, as prescribed by law, from betting activity at off-track betting facilities in the State of New York;

•	wagering at Monticello Casino and Raceway on races broadcast from out-of-state racetracks using import simulcasting; and

•	program and certain miscellaneous ancillary activities.
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

Casino Project

Montreign Operating Company, LLC ("Montreign"), a wholly owned subsidiary of Empire, has been selected as the sole casino applicant eligible to apply to the NYSGC for a gaming facility license (a "Gaming Facility License") to operate a resort casino in the Catskill/Hudson Valley Region One (“Region One” or "our Area"). On December 17, 2014, the New York State Gaming Facility Location Board (the “Siting Board”) unanimously selected Montreign's proposal to build a resort casino to be located at the site of a four-season destination resort planned for the Town of Thompson in Sullivan County 90 miles from New York City ("Adelaar" or the "Adelaar Project"). The NYSGC will award a Gaming Facility License to each applicant upon confirmation of such applicant's suitability and its ability to complete the Gaming Facility (as defined below). At the NYSGC's September 24, 2015 public meeting, the Executive Director said that the NYSGC remains "on track to take licensing action by the end of the calendar year" 2015.

The Adelaar Project is to be located on 1,500 acres (the "EPT Property") owned by EPT Concord II, LLC ("EPT") and EPR Concord II, LP, each a wholly-owned subsidiary of EPR Properties Trust (together with its subsidiaries, "EPR"). The casino resort, to be called "Montreign Resort Casino," is part of the initial phase of Adelaar, which will also include an indoor Waterpark Lodge (the "Waterpark"), Rees Jones redesigned "Monster" Golf Course (the "Golf Course") and an Entertainment Village, which will include retail, restaurants, shopping and entertainment (the "Entertainment Village"). Together with Montreign Resort Casino, this initial phase of the Adelaar Project is referred to as the "Gaming Facility." The Company and EPR have entered into various agreements in connection with the Adelaar Project and Casino Project, including the Master Development Agreement and Option Agreement, which are discussed below. Over the past four (4) years, the Company has expended substantial time and resources on designing Montreign Resort Casino and, in conjunction with EPR, working with local, state and federal agencies and officials to obtain the necessary permits and approvals to begin construction. The development of the Adelaar Project and the Montreign Resort Casino are contingent upon various conditions, including obtaining all necessary governmental approvals, including the award of the Gaming Facility License, and the Company's ability to obtain necessary financing.

Master Development Agreement

On December 14, 2012 (the "Effective Date"), EPT and the Company entered into the Master Development Agreement ("MDA") to develop the EPT Property. The MDA defines and governs the overall relationship between EPT and the Company with respect to the development, construction, operation, management and disposition of the Adelaar Project to be developed by the parties on the EPT Property. The term of the MDA commenced on the Effective Date and shall expire on the earlier of (i) the earliest date on which the Casino Project (as defined below), the Golf Course Project and the Initial Resort Project (as such terms are defined in the MDA) are all open to the general public for business and (ii) the sooner termination pursuant to the terms of the MDA. The parties also agreed to continue to cooperate in good faith with the on-going development plans and have agreed to share certain mutually agreed upon expenses including expenses relating to common infrastructure work. Either party has the right to terminate the MDA prior to the execution of a lease between EPT and the Company with respect to the

EPT Property prior to the commencement of construction on the Casino Project (the "Casino Lease"). Following the payment of any additional amounts accrued pursuant to the MDA as of the date of termination, neither party shall have any obligations under the MDA.

In accordance with the terms of the MDA, the Company shall be responsible for the development and construction of the Casino Project. Once the development of the Casino Project is completed, the Company shall then be responsible for maintaining and operating the Casino Project in accordance with the operating standards contained in the Casino Lease.

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

Option Agreement

On December 21, 2011 (the “Option Effective Date”), the Company entered into an option agreement with EPT, which was last amended by a letter agreement dated June 20, 2014, between EPT and the Company (as amended, the “Option Agreement”). Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease portions of the EPT Property on which Montreign Resort Casino will be located pursuant to the terms of the form of Casino Lease negotiated between the parties. Our rights and obligations pursuant to the Option Agreement are subject to certain existing EPT agreements.

Among other things, the Option Agreement reflects the parties' agreement of when the Company must decide whether it will lease certain portions of the EPT Property. Pursuant to the Option Agreement, on November 30, 2013, the Company exercised its right to extend the date by which it must make such determination (the "Option Exercise Period End Date") for up to a twelve (12) month period ending November 30, 2014 (the "First Extended Option Exercise Period"). In addition, the final date by which the Company must decide whether or not to execute the Casino Lease (the "Final Option Exercise Outside Date") was extended to a date that is (i) one hundred twenty (120) days from the earliest to occur of specified triggers relating to whether the Company is chosen to receive a Gaming Facility license or (ii) sixty (60) days from when affiliates of MRMI enter into an agreement to develop a gaming facility with someone other than MRMI (each a "Trigger Event"). In consideration of such extension, the Company made monthly option payments (each an “Option Payment”). If a Trigger Event occurs, EPT may, at its sole discretion, extend the Final Option Exercise Outside Date by a maximum of ninety (90) days and, before the Final Option Exercise Outside Date, waive such Trigger Event in writing (in which case the Option Agreement would continue as if such Trigger Event had not occurred).

Because a Trigger Event did not occur as of the end of the First Extended Option Exercise Period, (i) the Company exercised its right to extend the Option Exercise Period End Date by up to an additional twelve (12) months (the “Second Extended Option Exercise Period”) from November 30, 2014 to November 30, 2015 by making monthly Option Payments of $375,000 per month. We are making such monthly Option Payments. If a Trigger Event has not occurred as of the end of the Second Extended Option Exercise Period, the Company may extend the Option Exercise Period End Date on a monthly basis until the occurrence of a Trigger Event by making monthly Option Payments at an even higher amount. If the Company exercises the Option and the Casino Lease is executed between the parties, any Option Payments made by the Company shall constitute prepaid rent and shall be applied against amounts due to EPT as rent under the Casino Lease.

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

During the term of the Option Agreement, the Company agreed to make a good faith effort to pursue a Gaming Facility License. If the Company fails to diligently pursue the Gaming Facility License, the Company shall notify EPT and the Final Option Exercise Outside Date shall be sixty (60) days following the receipt of such notice by EPT. In furtherance of the Adelaar Project and the Casino Project, EPT and the Company negotiated the terms of a Master Declaration that was executed by EPT on December 6, 2013, which addresses the covenants, conditions, easements and restrictions of the Concord Resorts Master Association, LLC for the Adelaar Project.

EPT also granted the Company the option to purchase the EPT Property, together with the other property owned by EPT at the site of the former Concord Resort, which option was exercisable any time between May 1, 2015 and September 30, 2015, at book value as of August 30, 2013 plus capitalized expenses incurred by EPT after such date through the purchase date and related to the development of the EPT Property. The Company did not exercise such option.

Pursuant to the Option Agreement, we have made cumulative life to date option payments to EPT in the amount of $8.0 million as of September 30, 2015.

Pursuant to the June 20, 2014 letter agreement to amend the Option Agreement, the Company and EPT agreed to amend the terms of the Casino Lease to expire on the earlier of: (i) the last day of the calendar month that is seventy (70) years after the commencement of the Casino Lease, and (ii) upon the Company giving EPT written notice of its election to terminate the Casino Lease (the “Termination Option”) at least twelve (12) months prior to any one of five 5 Option Dates (as defined below). The Option Dates under the letter agreement mean each of the twentieth (20th), thirtieth (30th), fortieth (40th), fiftieth (50th) and sixtieth (60th) anniversary of the commencement of the ground lease. Upon the Company's timely notice of exercise of its Termination Option, the Casino Lease shall be automatically terminated effective as of the applicable Option Date. Additionally, within sixty (60) days after a Gaming Facility License has been awarded to Montreign, MRMI will assign, and Montreign will assume, the Option and Casino Lease to own or acquire the land through a tenancy for a term of seventy (70) years. The remaining terms and conditions of the Option Agreement remain unchanged.

Montreign Resort Casino

Montreign's proposal to build a Gaming Facility at Adelaar that was selected by the Siting Board anticipates that our minimum capital investment, without the license fee, would be approximately $452 million. The Gaming Facility selected by the Siting Board contemplates the following elements:

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

Since our selection by the Siting Board, we have submitted to the NYSGC proposed changes to Montreign Resort Casino (the "Proposed Changes"), and other changes to the Gaming Facility, as described below. The Proposed Changes would require an increase to our previously projected minimum capital investment in Montreign Resort Casino (including the Proposed Changes, the "Casino Project") to be approximately $650 million which includes the Company's expanded role in the development of Adelaar, but excludes the license fee, for a combined anticipated investment in the Gaming Facility by the Company and EPR of $1.3 billion. We expect that the Proposed Changes will provide incremental profit and cash flow to support the additional investment.

The differences between the proposal submitted by Montreign that was selected by the Siting Board and the Proposed Changes include the following:

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

The Proposed Changes include several minor changes to the building’s footprint. The hotel tower would be elongated by approximately 50 feet and a new basement level would be added under the main entrance of the Montreign Resort Casino. The overall square footage of the footprint of the building would not, however, increase. Minor modifications to the porte-cochere and loading areas would also be required. Many of the interior spaces are being redesigned. The size and number of restaurants would increase and include the addition of an upscale Asian restaurant. On-site parking would decrease by approximately 53 spaces to 3,389. Additionally, due to the increased meeting and conference space, the showroom will be removed. The Proposed Changes are subject to the approval of, among others, the NYSGC. The Company received the approval of the Town Board of the Town of Thompson (the "Town Board") and the Planning Board of the Town of Thompson (the "Planning Board") in relation to the Proposed Changes. In accordance with the Report and Findings of the Siting Board dated February 27, 2015, which is available on the NYSGC's website, the NYSGC must ensure that Montreign substantially fulfills the commitments and executes the development plans presented in response to the Request for Applications ("RFA") that Montreign submitted to the Siting Board and to ensure that any changes do not increase Montreign's debt-to-equity ratio substantially beyond the levels presented by Montreign in its response to the RFA and/or standard industry practices. Therefore, we expect the increase in the minimum capital investment for the proposed plan to be financed by additional equity and debt financing in substantially the same debt-to-equity ratio previously considered.

In addition to the Proposed Changes, certain amendments to the Waterpark and the Entertainment Village have been submitted to the NYSGC. It is expected that the Waterpark will be relocated to a site that provides space for future expansion, dependent on market demand. The initial design of the Waterpark has been revised to address present market conditions and will include approximately 300 family style suites (in place of 350 suites originally proposed) and a 75,000 square foot indoor waterpark (in place of an 80,000 square foot waterpark originally proposed). The development of the Entertainment Village is expected to be built-out in phases with the initial phase being approximately 50,000 square feet. At full build-out, the Entertainment Village will be approximately 150,000-200,000 square feet, depending on market demand. Minor changes are anticipated to the Golf Course. The expansion of the Company's role in the development of Adelaar and the changes to the Gaming Facility are subject to NYSGC and other approvals and will further increase the Company's financing in connection with the Adelaar Project.

On September 3, 2015, MRMI and EPT entered into a non-binding term sheet (the “Term Sheet”) reflecting general terms of a proposed amendment to the Option Agreement. The Term Sheet contemplates, among other things, amendments to the Option Agreement that would require MRMI and/or its affiliates to lease the parcels on which the Golf Course and Entertainment Village will be located in addition to the Casino Project parcel in connection with the exercise of the Option Agreement for the portion of the EPT Property on which the Casino Project will be built. The Term Sheet also includes proposed terms on which MRMI and/or its affiliates would be responsible for developing the Golf Course and Entertainment Village, in addition to the Montreign Resort Casino, and EPR would be responsible for developing the Waterpark. The Company anticipates investing approximately $15 million for the redesign of the Golf Course and approximately $25 million for the development of the Entertainment Village.

The Term Sheet also contemplates a separate purchase option agreement granting MRMI and/or its affiliates the right to purchase all three, but not less than all three, of the Casino Project, Golf Course and Entertainment Village parcels at a purchase price that increases over time and also a purchase option with respect to, and a right of first offer for, the remaining undeveloped portions of the EPT Property for ten (10) years. MRMI and EPT are negotiating the terms of the definitive documents. The Term Sheet is for discussion purposes only and is not binding on either MRMI or EPT until definitive agreements are executed and the terms of such definitive agreements may be subject to regulatory review and/or approval.

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
County of Sullivan Industrial Development Agency

On March 19, 2013, the County of Sullivan Industrial Development Agency (“IDA”) approved a Resolution (1) taking official action authorizing the issuance of revenue bonds to enable the Company to use the industrial development revenue bonds for the financing of the Casino Project; (2) appointing the Company as IDA's agent to undertake the Casino Project; and (3) describing the forms of financial assistance being contemplated by the IDA to include: (i) an exemption from New York State (“State”) and local sales and use taxes with respect to certain items used in, or for the acquisition, construction and equipping of, the Casino Project (the "Tax Benefit"), (ii) the grant of one or more mortgage liens on IDA's interest in the Casino Project to secure the bonds and/or any other indebtedness incurred by or for the benefit of the Company in connection with the Casino Project, which Mortgages would be exempt from all mortgage recording taxes imposed in the State and (iii) a partial (or full) real property tax abatement over sixteen (16) years. In connection with the IDA application, the benefit of the exemption from the mortgage recording taxes imposed in the State was estimated to be $1.1 million, and the partial (or full) real property tax abatement was estimated to be $126 million over sixteen (16) years. The benefit of the exemption from the mortgage recording taxes will be based upon the mortgage amount and the amount of the real property tax abatement will be based upon a formula that considers the assessed value determined by the Town. Fees for the utilization of the bonds and other financial assistance would be paid by the Company to the IDA. In September 2014, MRMI, Montreign, and the IDA entered into agreements providing certain financial benefits for the acquisition, construction and financing of the Casino Project consistent with the IDA’s Destination Resort Program policy. The IDA authorized the execution of these agreements pursuant to a resolution adopted on September 3, 2014. Consistent with the IDA resolution, the IDA, MRMI and Montreign executed an Agent Agreement, Lease Agreement, Leaseback Agreement, payment in lieu of tax ("PILOT") Agreement, and related documents, which will become effective upon certain conditions, including the awarding of a Gaming Facility License to Montreign.

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

On August 14, 2015, the Company applied to the IDA to increase the Tax Benefit as a result of the Proposed Changes. On September 18, 2015, the IDA adopted a Resolution approving (i) an increase in the Tax Benefit from approximately $15 million so that such benefit does not exceed $35 million; (ii) a proportionate increase in the annual rent to the IDA to $166,000; (iii) an increase in the Total Value Subject to PILOT from $53.5 million to $65 million; and (iv) a proportionate increase in the IDA transaction fee by $82,500, subject to the issuance of a Gaming Facility License. the grant of one or more mortgage liens on IDA's interest in the Casino Project to secure the bonds and/or any other indebtedness incurred by or for the benefit of the Company in connection with the Casino Project. The Company and the IDA entered into and amended, as required, the IDA Documents consistent with the IDA Resolution as a result of the Proposed Changes.
Expenses of Development

Because of the uncertainty of the awarding of a Gaming Facility License, all costs incurred for the Casino Project as part of the proposed Gaming Facility will be expensed until Montreign is awarded a Gaming Facility License. Although Montreign was selected on December 17, 2014 by the Siting Board to apply to the NYSGC for a Gaming Facility License, it is not certain that Montreign will obtain a Gaming Facility License necessary for the Casino Project.

Our total assets include approximately $34.1 million of remaining net proceeds available from the January 2015 Rights Offering (as defined and discussed below in Liquidity and Capital Resources) which are presented on the balance sheet as a non-current asset. The proceeds of the January 2015 Rights Offering, which were approximately $49.5 million, may be used solely to pay for the expenses relating to the pursuit of a Gaming Facility License for the Casino Project and for development purposes. Approximately $15.4 million has been disbursed during the nine months ended September 30, 2015. If the Company is not awarded a Gaming Facility License, the remaining portion of the proceeds of the January 2015 Rights Offering, after the payment of all outstanding expenses incurred by the Company in pursuit of the Gaming Facility License, may be used for general working capital of the Company, including the repayment of the Kien Huat Note.

For the nine months ended September 30, 2015, total Casino Project development costs incurred were approximately $22.8 million and consisted of $15.9 million in architectural, engineering fees, construction manager costs and subcontractor costs, $3.4 million of non-refundable payments pertaining to the Option Agreement with EPR, $2.5 million in legal, consultants and other professional services, and $975,000 payment to Kien Huat for a commitment fee pursuant to the Commitment letter.

For the nine months ending September 30, 2014, total Project and Casino Project development costs expensed were approximately $10.8 million and consisted of $4.7 million in legal, construction manager costs, consultants and other professional services, $1.9 million in architectural fees, $2.3 million of non-refundable payments pertaining to the Option Agreement with EPR, $1.0 million payment for an application fee, and $900,000 payment to Kien Huat for a commitment fee pursuant to the Commitment letter.
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

In accordance with the Gaming Act, the Siting Board is charged with selecting applicants that are qualified to receive a Gaming Facility License and determining the location of such Gaming Facilities. On December 17, 2014, the Siting Board selected one applicant in each region. On October 14, 2015, the Siting Board selected an additional applicant for the Finger Lakes Region. Once the Gaming Facility Licenses are awarded by the NYSGC, there will be a seven (7) year exclusivity period for holders of Gaming Facility Licenses, commencing with the awarding of the license, during which no further Gaming

Facilities will be licensed by the NYSGC. If the Legislature authorizes additional Gaming Facility Licenses within this period, licensees shall have the right to recover a pro-rata portion of the license fee paid.

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
Pennsylvania
To a lesser extent, Monticello Casino and Raceway faces competition from two (2) casinos that are in Pennsylvania. Pennsylvania casinos may operate table games and slot machines, have the ability to grant credit to guests of the casino and have access to unlimited non-taxable free play. Pennsylvania legalized the operation of up to 61,000 slot machines at fourteen (14) locations throughout the state. As of July 1, 2015, there were twelve (12) casinos in operation within Pennsylvania, with six (6) located at racetracks. One such racetrack facility is the Mohegan Sun at Pocono Downs, which has approximately 2,332 slot machines and 91 table games, including 18 poker tables, and a hotel and spa. The Mohegan Sun at Pocono Downs in Wilkes-Barre, Pennsylvania, is approximately seventy (70) miles southwest of Monticello. In addition, the Mount Airy Casino Resort has approximately 1,874 slot machines and 80 table games, including 9 poker tables, a hotel, spa and a golf course. The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately sixty (60) miles southwest of Monticello. The Pennsylvania Gaming Control Board ("PGCB") awarded the thirteenth (13th) license to Stadium Casino, LLC for a casino to be located in Philadelphia, PA.

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
In November 2011, the voters in New Jersey approved a constitutional amendment permitting the Legislature to authorize by law wagering at casinos in Atlantic City and at current or former racetracks, on the results of professional, certain college, and amateur sport and athletic events. There is legislation that would allow the state Casino Control Commission to issue licenses to casinos and racetracks to accept bets on some professional and collegiate events. However, the prohibition on racetracks and casinos to offer sports wagering was upheld by the Third Circuit Court of Appeals ("Third Circuit") in September 2013 due to the existing federal ban on such wagering and on June 23, 2014, the U.S. Supreme Court denied the writ of certiorari to review the determination of the Third Circuit regarding the federal lawsuit between certain sports leagues and the State of New Jersey. On September 8, 2014, the New Jersey Attorney General issued a formal opinion and law enforcement directive that sports pools operated by casinos and racetracks are exempt from criminal liability. On October 17, 2014, the Governor signed legislation to partially repeal state prohibitions against sports wagering to the extent that they would apply such wagering at racetracks and casinos in New Jersey (the "Legislation"), based in part on the Third Circuit's statement that “it is left up to each state to decide how much of a law enforcement priority it wants to make of sports gambling, or what the exact contours of the prohibition will be.” On or about October 24, 2014 a federal district court judge in New Jersey issued a temporary restraining order prohibiting racetracks and casinos from accepting such sports wagers and ruled that the Legislation violates the Professional and Amateur Sports Protection Act ("PASPA"), 28 U.S.C. §§ 3701-3704. On August 25, 2015, the Third Circuit affirmed the lower court's ruling that the Legislation violates PASPA (the "August 2015 Decision"). On October 14, 2015, the Third Circuit issued an order granting petitions for an en banc re-hearing of the issue and vacated the

August 2015 Decision.
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

In 2014, four (4) Atlantic City, NJ casinos closed.

Other Gaming

Currently there are twenty-four (24) states with commercial casinos that offer electronic gaming machines and/or table games. Legislation permitting expansion, including other forms of casino gaming, is proposed, from time to time, in various states, including those bordering the State of New York. Our business could be adversely affected by such competition.

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
For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our

Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change to these estimates for the three and nine months ended September 30, 2015.
Results of Operations - Three months ended September 30, 2015 Compared to 2014
The results of operations for the three months ended September 30, 2015 and 2014 (unaudited) are summarized below (dollars in thousands):

	9/30/2015	9/30/2014	Variance $	Variance %
	(dollars in thousands)
Revenues:
Gaming	$17,408	$16,683	$725	4%
Food, beverage, racing and other	3,068	2,927	141	5%
Gross revenues	20,476	19,610	866	4%
Less: Promotional allowances	(964)	(837)	(127)	(15)%
Net revenues	19,512	18,773	739	4%
Costs and expenses:
Gaming	12,403	12,158	(245)	(2)%
Food, beverage, racing and other	2,710	2,851	141	5%
Selling, general and administrative	3,030	2,686	(344)	(13)%
Casino Project Development expenses	13,396	2,933	(10,463)	(357)%
Stock-based compensation	121	144	23	16%
Depreciation	338	321	(17)	(5)%
Total costs and expenses	31,998	21,093	(10,905)	(52)%
Loss from operations	(12,486)	(2,320)	(10,166)	(438)%
Amortization of deferred financing costs	(6)	(22)	16	73%
Interest expense	(647)	(2,506)	1,859	74%
Net loss	$(13,139)	$(4,848)	$(8,291)	(171)%

Gaming revenue
Gaming revenue increased by $725,000 or 4% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. Handle increased by approximately $8.7 million or 3.6% representing over $600,000 of the increase. The average daily win per unit increased from $163.37 to $170.47 for the same period. VGM hold percentage was 7.0% for the three months ended September 30, 2015 and 2014, respectively.

Additionally, on July 22, 2014, the Governor signed legislation to amend the New York tax law to increase the subsidized free play allowance from 10% to 15% of gross gaming revenue. This legislative change resulted in a decrease in gaming revenue due to a reduction in our use of non-subsidized free play (free play subject to NYSGC and other commissions), which resulted in a favorable reduction of expenses subject to NYSGC and other commissions. Non-subsidized free play is the free play that is not included in the subsidized free play program and is included in the calculation of gaming revenue and promotional allowances. The increase in subsidized free play resulted in a reduction of gaming revenue and promotional allowances of approximately $125,000 for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Food, beverage, racing and other revenue

Food, beverage, racing and other revenue increased by $141,000 or 5%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Racing revenue increased by $113,000 for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, largely due to the inability to simulcast races to and from facilities outside of New York State from February 1, 2014 through July 20, 2014, because we did not have a horsemen's agreement. A new horsemen's agreement was executed on November 3, 2014.

Food and beverage revenue decreased by $5,000 for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Other revenue increased by approximately $33,000 largely due to higher food and beverage rebate revenue.

Promotional allowances

Promotional allowances decreased by $127,000 or 15%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a decreased players club awards in the amount of $112,000. In addtion, food and beverage complimentaries decreased by $15,000.

Gaming costs

Gaming costs increased by $245,000 or 2%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. NYSGC and other commissions increased $397,000, resulting from higher gaming revenue. Gaming wages and related benefits decreased by $103,000 due to reduced staffing levels, as compared to the same period in the prior year. Other gaming expenses decreased by $49,000 due to lower utilities.

Food, beverage, racing and other costs

Food, beverage, racing and other costs decreased approximately $141,000 or 5% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. Racing and related expenses decreased by $114,000 primarily due to lower purse expenses. Additionally, food and beverage expenses decreased $27,000 largely due to lower cost of goods sold.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $344,000 or 14% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. Legal and consulting costs increased $366,000 due to reduced legal fees in 2014 principally due to a one time insurance settlement payment received in the amount of $300,000 pertaining to a legal matter. Other expenses increased $59,000 due to higher real estate taxes, insurance, and payroll and related benefits costs. Marketing expenses decreased by $81,000 relating to lower promotional prizes, gifts and direct mail expenses.

Development expenses

Development expenses increased $10.5 million or 357% for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Architectural, engineering fees and construction manager costs increased $9.8 million relating the Casino Project. Non-refundable payments pertaining to the Option Agreement with EPR increased $375,000 for the same period. Legal, construction manager and subcontractor costs, consultants and other professional services increased $256,000 for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

Interest expense

Interest expense decreased $1.9 million or 74%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. Increases in the redemption value of our mandatorily redeemable Series E preferred stock are recorded as a non-cash charge to interest expense. The amount of interest expense recorded was approximately $310,000 and $2.2 million for the three months ended September 30, 2015 and 2014, respectively, to record the liability at its contractually stated redemption value at the end of the each reporting period pursuant to the terms of the Settlement Agreement.

Results of Operations - Nine months ended September 30, 2015 Compared to 2014
The results of operations for the nine months ended September 30, 2015 and 2014 (unaudited) are summarized below (dollars in thousands):

	9/30/2015	9/30/2014	Variance $	Variance %
	(dollars in thousands)
Revenues:
Gaming	$45,754	$45,886	$(132)	—%
Food, beverage, racing and other	8,557	7,004	1,553	22%
Gross revenues	54,311	52,890	1,421	3%
Less: Promotional allowances	(2,422)	(3,291)	869	26%
Net revenues	51,889	49,599	2,290	5%
Costs and expenses:
Gaming	33,679	33,894	215	1%
Food, beverage, racing and other	7,910	7,331	(579)	(8)%
Selling, general and administrative	8,917	8,123	(794)	(10)%
Casino Project Development expenses	22,825	10,774	(12,051)	(112)%
Stock-based compensation	391	427	36	8%
Depreciation	1,011	997	(14)	(1)%
Total costs and expenses	74,733	61,546	(13,187)	(21)%
Loss from operations	(22,844)	(11,947)	(10,897)	(91)%
Amortization of deferred financing costs	(21)	(68)	47	69%
Interest expense	(1,969)	(8,481)	6,512	77%
Net loss	$(24,834)	$(20,496)	$(4,338)	(21)%

Gaming revenue
Gaming revenue decreased by $132,000 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. Handle increased by approximately $17.2 million or 2.6% for the same period and the average daily win per unit decreased from $151.42 to $150.99 for the same period. VGM hold percentage decreased to 6.8% for the nine months ended September 30, 2015 versus 7.0% for the nine months ended September 30, 2014. The $132,000 decline is principally due to the decline in the hold percentage. The decrease in hold percentage between the periods represents a decline of $1.3 million offset by the increase in handle of approximately $1.2 million.
Food, beverage, racing and other revenue
Food, beverage, racing and other revenue increased by $1.6 million or 22%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Racing revenue increased by $1.6 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase in racing revenue is due to the inability to simulcast races to and from facilities outside of New York State because we did not have a horsemen's agreement effective as of February 1, 2014 through July 20, 2014.
Other revenue increased by $58,000 for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, principally due to additional ATM revenue.
The increases in racing and other revenue were offset by a decrease in food and beverage revenue by $57,000 for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The food and beverage revenue decrease is largely due to reduced covers offset by an increase in the buffet price for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

Promotional allowances

Promotional allowances decreased by $869,000 or 26%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014 primarily due to an increase in subsidized free play as described above. This legislative change resulted in a decrease in gaming revenue due to a reduction in our use of non-subsidized free play (free play subject to NYSGC and other commissions), which resulted in a favorable reduction of expenses subject to NYSGC and other commissions of $946,000. Non-subsidized free play is the free play that is not included in the subsidized free play program and is included in the calculation of gaming revenue and promotional allowances. In addition, food and beverage complimentaries decreased by $85,000. These decreases were offset by a increase in player club awards of $162,000.
Gaming costs
Gaming costs decreased by $215,000 or 1%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. NYSGC and other commissions increased $202,000, resulting from higher cash gaming revenue, as compared to the same period in the prior year. Gaming wages and related benefits decreased by $317,000 as compared to the same period in the prior year and other gaming expenses decreased by $100,000 due to lower utilities and software repairs and maintenance.
Food, beverage, racing and other costs
Food, beverage, racing and other costs increased approximately $579,000 or 8% for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to higher purse expenses of $506,000. In the period 2014 reduced racing revenue and the inability to simulcast races to and from facilities outside of New York State because we did not have a horsemen's agreement. Additionally, racing and food and beverage payroll and related expenses increased by $177,000. These increases were offset by decreased food and beverage cost of goods of $104,000 largely due to lower revenues.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $794,000 or 10%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. Legal and consulting costs increased $576,000 principally due to a one time insurance settlement payment received in the amount of $300,000 pertaining to a legal matter in 2014. Other expenses increased $295,000 due to higher sales tax, real estates taxes and insurance costs. Payroll and related benefits costs increased approximately $119,000 largely due to higher medical, dental, vision and other benefit related costs. These increases are offset by a decrease in marketing related expenses of $196,000 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.
Development expenses
Development expenses increased $12.1 million or 112% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Architectural, engineering fees and construction manager costs increased $13.6 million for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. Non-refundable payments pertaining to the Option Agreement with EPR increased $750,000 for the same period. These increases were off set by a $2.3 million decrease in legal, consultants and other professional services for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

Interest expense
Interest expense decreased $6.5 million or 77%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. Increases in the redemption value of our mandatorily redeemable Series E preferred stock are recorded as a non-cash charge to interest expense. The amount of interest expense recorded was approximately $931,000 and $7.4 million for the nine months ended September 30, 2015 and 2014, respectively, to record the liability at its contractually stated redemption value at the end of the each reporting period pursuant to the terms of the Settlement Agreement.

Liquidity and Capital Resources

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations will not be sufficient to meet the working capital requirements of our current operations for the next twelve months unless the Company is awarded a Gaming Facility License (in which case the Kien Huat Note (as defined below) will be converted into common stock of the Company, subject to the conditions described below) or the Kien Huat Note is renegotiated to extend the maturity date. or revise other terms. If we are awarded a Gaming Facility License, we will require additional capital resources to finance the Casino Project and our expanded role in the development of Adelaar if we agree on definitive terms with EPR and its subsidiaries. To fund our role in the development of the Adelaar Project, we may seek to enter into strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions. The sale of additional equity could result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to us, or may not be available in amounts or on acceptable terms.

As of September 30, 2015, we had total current assets of approximately $13.4 million and current liabilities of approximately $34.7 million, including the $17.4 million convertible promissory note ("Kien Huat Note") issued to Kien Huat Realty III Limited ("Kien Huat"), our largest stockholder. As of September 30, 2015, our total assets included approximately $34.1 million of remaining net proceeds from the January 2015 Rights Offering (as defined and discussed below) which are presented on the balance sheet as a non-current asset. The proceeds of the January 2015 Rights Offering, which were approximately $49.5 million, may be used solely to pay for the expenses relating to the pursuit of a Gaming Facility License and for development purposes. In the nine months ended September 30, 2015, we incurred $22.8 million of development expenses for the Casino Project, of which $15.4 million was disbursed through September 30, 2015. If the Company is not awarded a Gaming Facility License, the remaining portion of the proceeds of the January 2015 Rights Offering, after the payment of all outstanding expenses incurred by the Company in pursuit of the Gaming Facility License, may be used for general working capital of the Company, including the repayment of the Kien Huat Note.A failure to obtain a Gaming Facility License constitutes an immediate event of default under the Kien Huat Note. If the Kien Huat Note is not converted into shares of our common stock or if an event of default occurs prior to its maturity date of March 15, 2016, we may need to repay the Kien Huat Note in full or renegotiate the terms of the Kien Huat Note. However, there can be no assurance that the Company will be successful in renegotiating the Kien Huat Note to extend its maturity and potentially revising other terms. If the Company is unable to amend the Kien Huat Note prior to its maturity or if we default on the Kien Huat Note as a result of the Company's failure to obtain a Gaming Facility License, it would have a material adverse effect on the Company.

We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $22.8 million for the nine months ended September 30, 2015. The net losses for the nine months ended September 30, 2015 were primarily related to the Company’s on-going expenditures with respect to the Casino Project, which expenses can not be capitalized unless and until the Company is awarded a Gaming Facility License. As discussed above, in the nine months ended September 30, 2015 we incurred $22.8 million of development expenses for the Casino Project, of which $15.4 million was disbursed from cash through September 30, 2015. Until such time as the Company is awarded a Gaming Facility License and the expenses of the development may be capitalized, the on-going expenditures with respect to the Casino Project will continue to negatively impact our results of operations. Although the NYSGC has stated its intention to award a Gaming Facility License prior to the end of calendar year 2015, there is no guarantee or assurance that the NYSGC will award us a Gaming Facility License prior to the end of the year, if at all. The Company has adequate funds to support the development activities to which it has committed with respect to the Casino Project.

Pursuant to the RFA, a holder of a Gaming Facility License must pay a minimum licensing fee within thirty (30) days after the award of a Gaming Facility License, which in our case would be $51 million. In the event the Company is awarded a Gaming Facility License, the Company currently anticipates financing the associated costs and expenses of the license award and the development of the Casino Project, including the licensing fee, and, if the Company and EPR agree to definitive terms, the development of the Golf Course and Entertainment Village, with a combination of debt and equity financing. The Proposed Changes and the Company's expanded role in the development of Adelaar would increase our previously projected minimum capital investment in the Gaming Facility to be approximately $650 million excluding the license fee, for a combined anticipated investment in the Gaming Facility by the Company and EPR of $1.3 billion.

To support the Proposed Changes and the expansion of the Company's role in the development of Adelaar, the Company entered into amendments to the debt and equity financing commitments initially obtained in June 2014 in support of

Montreign's application for a Gaming Facility License. For the debt portion of the Company's financing, in June 2014 Credit Suisse AG ("Credit Suisse") committed to provide a senior secured credit facility ("CS Credit Commitment") of up to a maximum amount of $478 million. On September 22, 2015, Credit Suisse and the Company entered into a further amendment to the CS Credit Commitment increasing the financing commitment of Credit Suisse up to a maximum of $545 million.The CS Credit Commitment provides that Credit Suisse may change the terms of the credit facility to ensure successful syndication. The CS Credit Commitment is subject to various conditions precedent, including the Company’s receipt of a Gaming Facility License and evidence of an equity investment in the Company, in an amount which increased from an aggregate total of $150 million to an aggregate total of $301 million, of which $50 million was raised in the January 2015 Rights Offering discussed below. With respect to the $301 million equity investment the Company is required to evidence, the Company is permitted to take into account an estimated $10 million of the amounts expended on the Casino Project prior to January 2015.

We may launch a rights offering to our existing equity holders in an amount necessary to meet the equity investment requirements of the CS Credit Commitment and to redeem certain outstanding Series E Preferred Stock of the Company in accordance with an existing settlement agreement. On June 26, 2014, the Company and Kien Huat entered into a letter agreement (as amended, the "Commitment Letter"), pursuant to which Kien Huat committed to exercise its proportionate share of subscription rights if the Company commended a rights offering on the terms described in the Commitment Letter to meet the requirements of the CS Credit Commitment (the “Casino Project Rights Offering”). Kien Huat agreed it would enter into a standby purchase agreement to exercise all subscription rights not exercised by other holders in the Casino Project Rights Offering, upon the same terms as the other holders. For such commitment, the Company agreed to pay Kien Huat a fee of 1.0% of the maximum amount that may be raised in the Casino Project Rights Offering, of which 0.5% was paid upon execution of the Commitment Letter and the remaining 0.5% is due if the Casino Project Rights Offering is launched. In addition, the Company has agreed to pay for or reimburse Kien Huat for all of its out-of-pocket expenses in connection with the negotiation, execution and delivery of the Commitment Letter and the consummation of the transactions contemplated thereby.

On January 5, 2015, the Company commenced a rights offering (the “January 2015 Rights Offering”) for aggregate gross proceeds of $50 million to raise a portion of the equity financing necessary to develop the Casino Project. In partial satisfaction of Kien Huat's obligations pursuant to the Commitment Letter, in connection with the January 2015 Rights Offering, on January 2, 2015, the Company and Kien Huat entered into a standby purchase agreement (the “January 2015 Standby Purchase Agreement”). Pursuant to the January 2015 Standby Purchase Agreement, Kien Huat agreed to exercise in full its basic subscription rights granted in the January 2015 Rights Offering within ten (10) days of its grant. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in an aggregate amount not to exceed $50 million. On January 2, 2015, the Company and Kien Huat amended the Commitment Letter, pursuant to which Kien Huat agreed to waive, solely with respect to the January 2015 Rights Offering, the condition precedent to the Casino Project Rights Offering that the Gaming Facility License shall have been awarded to Montreign. Under the January 2015 Standby Purchase Agreement, the Company paid Kien Huat a portion of the commitment fee described in the Commitment Letter in the amount of $250,000 and reimbursed Kien Huat for its expenses in an amount not exceeding $40,000. The January 2015 Rights Offering closed on February 6, 2015 and the Company received net proceeds of approximately $49.5 million, which are being used for the expenses relating to the pursuit of the Gaming Facility License and for development purposes.

To meet the revised requirements of the CS Credit Commitment, as well as to support the contemplated changes to the Casino Project and the expansion of the Company's role at Adelaar, on September 22, 2015, the Company and Kien Huat entered into a second amendment commitment letter (the “Second Amendment” or the “Second Amendment to the Commitment Letter”), whereby Kien Huat increased its overall equity investment commitment to the Company from $150 million plus the amount necessary to redeem the Series E Preferred Stock to an aggregate total of $375 million, which amounts include $50 million invested in the January 2015 Rights Offering pursuant to the January 2015 Standby Purchase Agreement. The proceeds of the Project Rights Offerings will be used to finance the Casino Project and the Company's expanded role in the development of Adelaar, the redemption of the Series E Preferred Stock and for the general working capital purposes of the Company. Pursuant to the Second Amendment, Kien Huat has agreed to participate in, and backstop (pursuant to the terms and conditions of standby purchase agreements, which we refer to as “Project Standby Purchase Agreements”), two additional rights offerings in support of the Company’s Casino Project and, if the Company enters into definitive documents as contemplated by the Term Sheet, further involvement in the development of Adelaar, as well as to support the working capital needs of the Company and the redemption of the Series E Preferred Stock. The first additional rights offering (the “License Grant Rights Offering”), if launched, would commence no later than ten days following the Company being granted a Gaming Facility License. Kien Huat has agreed to participate in, and backstop, the License Grant Rights Offering in an amount not to exceed $290 million. In addition, the Company may determine to commence a further subsequent rights offering (the “Follow-On Rights Offering” and, together with the License Grant Rights Offering, the “Project Rights Offerings”). Kien Huat has agreed to participate in, and backstop, such Follow-On Rights Offering on the same terms and conditions and at the same subscription price as the License Grant Rights Offering in an amount not to exceed (i) $325 million less (ii) the amount of the License Grant Rights Offering. Pursuant to the Second Amendment, the percentage of Kien Huat’s aggregate equity commitment payable to Kien Huat as the commitment fee remains unchanged from the Commitment Letter and is equal to 1% of the aggregate gross proceeds of the January 2015 Rights Offering, the License Grant Rights Offering and the Follow-On Rights Offering. $900,000 of the commitment fee was paid upon execution of the Commitment Letter in June 2014 and $250,000 was paid upon closing of the January 2015 Rights Offering. An additional $975,000 of the commitment fee was paid upon execution of the Second Amendment. An additional fee of 0.5% of the gross proceeds of each of the License Grant Rights Offering and the Follow-On Rights Offering would be payable upon the closing of such rights offerings.

On October 5, 2015, the holder of a majority of Empire's voting stock acted by written consent to approve the issuance of our common stock to Kien Huat upon the terms and conditions of the Second Amendment to the Commitment Letter and the agreements contemplated by the Second Amendment if the Company decides to launch one or both of the Project Rights Offerings. Pursuant to the Delaware General Corporation Law and the Securities Exchange Act of 1934, as amended, such actions will be effective on November 5, 2015, which is at least 20 days after the mailing of notice of such action to the remaining holders of the Company's voting securities.

On January 3, 2014, we filed a Registration Statement on Form S-3, which was declared effective on February 12, 2014, covering the offer and sale of up to $250 million of our securities. As of November 1, 2015, we had up to $186.6 million available for future issuances under the S-3, which we may use in connection with financing the Casino Project, and if the Company enters into definitive documents as contemplated by the Term Sheet, our expanded role in the development of the Adelaar Project. In addition to the debt and equity financings discussed above, any further changes to the Casino Project may increase the minimum capital investment from the Company and will require us to seek additional sources of debt and equity financing. The expansion of the Company’s role at Adelaar, if definitive documents are entered into with EPR and its subsidiaries, will further increase the Company's financing requirements. The sale of additional equity will result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.

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

In the event the Company is granted a Gaming Facility License, and so long as the Company’s Form S-3 remains effective and the Company is not deemed an “ineligible issuer” pursuant to the Securities Act of 1933, as amended (collectively the “Conversion Conditions”), the Kien Huat Note will be converted into shares of the Company’s common stock upon the earlier of (i) the consummation of the License Grant Rights Offering and (ii) the maturity date of March 15, 2016. In the event the Kien Huat Note is converted into common stock pursuant to the Second Amendment to the Commitment Letter, the Company and Kien Huat have agreed that the Kien Huat Note would be convertible into shares of common stock of the Company at a conversion rate of 382.202837 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $2.6164 per share. The conversion rate and conversion price are subject to further adjustment pursuant to the Loan Agreement in the event of certain dilutive issuances by the Company. In the event we are not granted a Gaming Facility License, we will be in default on the Kien Huat Note and we may refinance or attempt to extend the term of the Kien Huat Note at that time. However, there can be no assurance that the Company will be successful in refinancing the Kien Huat Note or amending its terms. If the Company is unable to refinance or amend the Kien Huat Note at that time, it could have a material adverse effect on the Company.

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

Net cash used in operating activities was approximately $17.4 million and $13.2 million during the nine months ended September 30, 2015 and 2014, respectively. We continue to have significant cash flows used in operating activities due to the costs we are incurring related to the Casino Project. We incurred $22.8 million and $10.8 million of development costs during the nine months ended September 30, 2015 and 2014, respectively. Additionally, our operating cash flows for the nine months ended September 30, 2015 and 2014 were negatively impacted by (i) severe weather during the first quarter that caused a reduction in revenues; (ii) and economic and competitive landscape in the region.
Net cash used in investing activities was approximately $34.6 million and $630,000 for the nine months ended September 30, 2015 and 2014, respectively. Our total assets include approximately $34.1 million of remaining net proceeds available from the January 2015 Rights Offering, which are presented on the balance sheet as a non-current asset. The proceeds of the January 2015 Rights Offering may be used solely to pay for the expenses relating to the pursuit of a Gaming Facility License for the Casino Project and for development purposes. For the nine months ending September 30, 2015, we have disbursed approximately $15.4 million in cash from the January 2015 Rights Offering for the pursuit of a Gaming Facility License for the Casino Project and for development purposes. If the Company is not awarded a Gaming Facility License, the remaining portion of the proceeds of the January 2015 Rights Offering, after the payment of all outstanding expenses incurred by the Company in pursuit of the Gaming Facility License, may be used for general working capital of the Company, including the repayment of the Kien Huat Note. A failure to obtain a Gaming Facility License constitutes an immediate event of default under the Kien Huat Note. If the Kien Huat Note is not converted into shares of our common stock or if an event of default occurs prior to its maturity date of March 15, 2016, we may need to repay the Kien Huat Note in full or renegotiate the terms of the Kien Huat Note. However, there can be no assurance that the Company will be successful in renegotiating the Kien Huat Note to extend its maturity and potentially revising other terms. If the Company is unable to amend the Kien Huat Note prior to its maturity or if we default on the Kien Huat Note as a result of the Company's failure to obtain a Gaming Facility License, it would have a material adverse effect on the Company.
Net cash provided by financing activities was approximately $51.6 million and $15.6 million for the nine months ended September 30, 2015 and 2014, respectively. Approximately $49.5 million was received from the 2015 Rights Offering, which is net of approximately $472,000 of expenses. The Company received approximately $2.5 million in proceeds from the exercise of warrants. In addition, the Company redeemed 26,667 shares of its Series E Preferred Stock, held by beneficial owners other than the Bryanston Group, for approximately $533,000.
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

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has determined , however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
We carried out an evaluation as of September 30, 2015 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Monticello Raceway Management, Inc. v. Concord Associates L.P.

On January 25, 2011, our subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord Associates L.P. ("Concord"), an affiliate of Louis R. Cappelli who was a significant stockholder. The lawsuit seeks amounts that we claim are owed to us under an agreement between Concord, MRMI and the MHHA (the “2008 MHHA Agreement”). Pursuant to the 2008 MHHA Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord hotel and former Concord resort or July 31, 2011, we were to continue to pay to the MHHA 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, we claim Concord owed us approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to us. In its Decision and Order, dated January 15, 2014, the Sullivan County Supreme Court awarded damages to MRMI in the approximate amount of $308,000 plus interest and costs. On February 4, 2014, Concord filed a Notice of Appeal with the Appellate Division of the New York Supreme Court, Third Department ("Third Department"). The oral argument on the appeal was heard by the Third Department on April 28, 2015 and the Third Department determined that the damages to MRMI should be reduced to $122,562. On July 8, 2015, we filed a Notice of Motion for Re-Argument and Leave to Appeal (the "Motion") regarding the decision of the Third Department. The Motion was denied by the Third Department on September 2, 2015. On October 9, 2015, we filed a Motion for Leave to Appeal with the Court of Appeals. We will continue to aggressively pursue our claims in this lawsuit.

Concord Associates, L.P. v. Entertainment Properties Trust

On September 18, 2013, the SDNY granted Motions to Dismiss filed by us and all other defendants. This lawsuit was filed in March 2012, by Concord and various affiliates in the SDNY and asserted in an amended complaint various federal antitrust claims against us, EPR, EPT, Genting NY LLC and Kien Huat. The lawsuit arises out of our exclusivity agreement and option agreement with EPT to develop the site of the EPT Property located in Sullivan County, New York. Concord brought federal antitrust claims alleging conspiracy in restraint of trade, conspiracy to monopolize and monopolization. Concord also brought state law claims for tortious interference with contract and business relations. Concord sought damages in an amount to be determined at trial but not less than $500 million subject to automatic trebling under federal antitrust laws, unspecified punitive damages and permanent injunctive relief. In its decision, the SDNY dismissed Concord’s federal antitrust claims with prejudice and dismissed Concord's state law claims without prejudice. On October 2, 2013, Concord filed a Motion for Reconsideration and on October 18, 2013, Concord filed a Notice of Appeal. On October 22, 2013, the United States Court of Appeals for the Second Circuit (“2nd Circuit Court”) issued a Notice of Stay of Appeal pending the outcome of the Motion for Reconsideration. On November 3, 2014, SDNY denied Concord's Motion for Reconsideration. The 2nd Circuit Court lifted the Stay of Appeal and the Appeal has been fully briefed. Oral argument was heard by the the 2nd Circuit Court on April 29, 2015. We consider this lawsuit to be without merit and we will aggressively defend our interests.

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

On November 3, 2015, the Company adopted a cash bonus plan (the "Bonus Plan") for the senior executives of the Company. Pursuant to the Bonus Plan, up to $525,000 was set aside for possible award to Mr. D’Amato, Ms. Pitts, Ms. Horner, Mr. Degliomini and Mr. Keith Kabeary with respect to the fiscal year ended December 31, 2015. Bonuses may be awarded to each of such senior executives in amounts determined by the Compensation Committee of the Board of Directors and based upon the recommendation of Mr. D’Amato for such other senior executives. Bonuses totaling up to the $525,000 aggregate maximum under this plan could be awarded (i) to the extent MRMI’s earnings before interest, tax, depreciation and amortization (“EBITDA”) for the fiscal year met or exceeded 80% of the target EBITDA established by the Compensation Committee and (ii) whether goals with respect to the Casino Project have been met. The aggregate maximum amount available for award pursuant to the Bonus Plan would be reduced in proportion to the amount by which MRMI’s EBITDA for the fiscal year misses the target EBITDA. The amount of individual bonuses awarded pursuant to the Bonus Plan would be based 25% upon whether MRMI met or exceeded its EBITDA target and 75% based upon meeting goals with respect to the Casino Project as determined by the Compensation Committee.

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

Empire Resorts, Inc.

Dated: November 9, 2015	/s/ Joseph A. D’Amato
Joseph A. D’Amato
Chief Executive Officer
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.
Dated: November 9, 2015	/s/ Laurette J. Pitts
Laurette J. Pitts
Executive Vice President, Chief Operating Officer and Chief Financial Officer